Form 10-Q
period 2022-03-31
GOLDMAN SACHS GROUP INC
filed 2022-05-02
CIK 886982

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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
of the Exchange Act). ☐ Yes ☒ No
As of April 14, 2022, there were 343,446,784 shares of the registrant’s common stock outstanding.

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2022

Goldman Sachs March 2022 Form 10-Q

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements (Unaudited)
THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Earnings
(Unaudited)

	Three Months Ended March

in millions, except per share amounts	2022	2021
Revenues
Investment banking	$ 2,131	$ 3,566
Investment management	2,064	1,796
Commissions and fees	1,011	1,073
Market making	5,990	5,893
Other principal transactions	(90)	3,894
Total non-interest revenues	11,106	16,222
Interest income	3,212	3,054
Interest expense	1,385	1,572
Net interest income	1,827	1,482
Total net revenues	12,933	17,704
Provision for credit losses	561	(70)
Operating expenses
Compensation and benefits	4,083	6,043
Transaction based	1,244	1,256
Market development	162	80
Communications and technology	424	375
Depreciation and amortization	492	498
Occupancy	251	247
Professional fees	437	360
Other expenses	623	578
Total operating expenses	7,716	9,437
Pre-tax earnings	4,656	8,337
Provision for taxes	717	1,501
Net earnings	3,939	6,836
Preferred stock dividends	108	125
Net earnings applicable to common shareholders	$ 3,831	$ 6,711
Earnings per common share
Basic	$ 10.87	$ 18.80
Diluted	$ 10.76	$ 18.60
Average common shares
Basic	351.2	356.6
Diluted	355.9	360.9
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended March

$ in millions	2022	2021
Net earnings	$ 3,939	$ 6,836
Other comprehensive income/(loss) adjustments, net of tax:
Currency translation	(15)	–
Debt valuation adjustment	740	(19)
Pension and postretirement liabilities	13	7
Available-for-sale securities	(1,354)	(628)
Other comprehensive income/(loss)	(616)	(640)
Comprehensive income	$ 3,323	$ 6,196

The accompanying notes are an integral part of these consolidated financial statements.

1	Goldman Sachs March 2022 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)

	As of

$ in millions	March 2022	December 2021
Assets
Cash and cash equivalents	$ 274,164	$ 261,036
Collateralized agreements:
Securities purchased under agreements to resell (at fair value)	262,060	205,703
Securities borrowed (includes $37,724 and $39,955 at fair value)	191,356	178,771
Customer and other receivables (includes $31 and $42 at fair value)	174,637	160,673
Trading assets (at fair value and includes $77,092 and $68,208 pledged as collateral)	392,453	375,916
Investments (includes $80,829 and $83,427 at fair value, and $11,750 and $12,840 pledged as collateral)	92,084	88,719
Loans (net of allowance of $4,086 and $3,573, and includes $10,227 and $10,769 at fair value)	165,515	158,562
Other assets	37,172	34,608
Total assets	$1,589,441	$1,463,988
Liabilities and shareholders’ equity
Deposits (includes $33,553 and $35,425 at fair value)	$ 386,808	$ 364,227
Collateralized financings:
Securities sold under agreements to repurchase (at fair value)	164,569	165,883
Securities loaned (includes $9,055 and $9,170 at fair value)	43,775	46,505
Other secured financings (includes $17,066 and $17,074 at fair value)	18,522	18,544
Customer and other payables	292,981	251,931
Trading liabilities (at fair value)	233,217	181,424
Unsecured short-term borrowings (includes $33,997 and $29,832 at fair value)	58,076	46,955
Unsecured long-term borrowings (includes $ 58,348 a nd $52,390 at fair value)	258,392	254,092
Other liabilities (includes $127 and $359 at fair value)	17,862	24,501
Total liabilities	1,474,202	1,354,062
Commitments, contingencies and guarantees
Shareholders’ equity
Preferred stock; aggregate liquidation preference of $10,703 and $10,703	10,703	10,703
Common stock; 917,527,243 and 906,430,314 shares issued, and 343,396,311 and 333,573,254 shares outstanding	9	9
Share-based awards	4,965	4,211
Nonvoting common stock; no shares issued and outstanding	–	–
Additional paid-in capital	58,938	56,396
Retained earnings	134,931	131,811
Accumulated other comprehensive loss	(2,684)	(2,068)
Stock held in treasury, at cost; 574,130,934 a nd 572,857,062 shares	(91,623)	(91,136)
Total shareholders’ equity	115,239	109,926
Total liabilities and shareholders’ equity	$1,589,441	$1,463,988

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs March 2022 Form 10-Q	2

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Shareholders’ Equity
(Unaudited)

	Three Months Ended March

$ in millions	2022	2021
Preferred stock
Beginning balance	$ 10,703	$ 11,203
Issued	–	–
Redeemed	–	(2,000)
Ending balance	10,703	9,203
Common stock
Beginning balance	9	9
Issued	–	–
Ending balance	9	9
Share-based awards
Beginning balance	4,211	3,468
Issuance and amortization of share-based awards	3,110	1,759
Delivery of common stock underlying share-based awards	(2,341)	(1,597)
Forfeiture of share-based awards	(15)	(22)
Ending balance	4,965	3,608
Additional paid-in capital
Beginning balance	56,396	55,679
Delivery of common stock underlying share-based awards	2,341	1,590
Cancellation of share-based awards in satisfaction of withholding tax requirements	(1,527)	(937)
Issuance costs of redeemed preferred stock	–	7
Issuance of common stock in connection with acquisition	1,730	–
Other	(2)	1
Ending balance	58,938	56,340
Retained earnings
Beginning balance	131,811	112,947
Net earnings	3,939	6,836
Dividends and dividend equivalents declared on common stock and share-based awards	(711)	(448)
Dividends declared on preferred stock	(108)	(104)
Preferred stock redemption premium	–	(21)
Ending balance	134,931	119,210
Accumulated other comprehensive income/(loss)
Beginning balance	(2,068)	(1,434)
Other comprehensive income/(loss)	(616)	(640)
Ending balance	(2,684)	(2,074)
Stock held in treasury, at cost
Beginning balance	(91,136)	(85,940)
Repurchased	(500)	(2,700)
Reissued	18	10
Other	(5)	(2)
Ending balance	(91,623)	(88,632)
Total shareholders’ equity	$115,239	$ 97,664

The accompanying notes are an integral part of these consolidated financial statements.

3	Goldman Sachs March 2022 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March

$ in millions	2022	2021
Cash flows from operating activities
Net earnings	$ 3,939	$ 6,836
Adjustments to reconcile net earnings to net cash used for operating activities:
Depreciation and amortization	492	498
Share-based compensation	3,128	1,759
Provision for credit losses	561	(70)
Changes in operating assets and liabilities:
Customer and other receivables and payables, net	26,755	(9,722)
Collateralized transactions (excluding other secured financings), net	(72,986)	(57,349)
Trading assets	(28,163)	15,373
Trading liabilities	50,794	46,777
Loans held for sale, net	2,702	(656)
Other, net	(10,174)	(8,629)
Net cash used for operating activities	(22,952)	(5,183)
Cash flows from investing activities
Purchase of property, leasehold improvements and equipment	(953)	(1,312)
Proceeds from sales of property, leasehold improvements and equipment	428	192
Net cash used for business acquisitions	(13)	–
Purchase of investments	(8,780)	(12,848)
Proceeds from sales and paydowns of investments	2,369	15,319
Loans (excluding loans held for sale), net	(10,072)	(3,838)
Net cash used for investing activities	(17,021)	(2,487)
Cash flows from financing activities
Unsecured short-term borrowings, net	7,085	3,788
Other secured financings (short-term), net	1,659	2,555
Proceeds from issuance of other secured financings (long-term)	358	1,695
Repayment of other secured financings (long-term), including the current portion	(1,717)	(727)
Proceeds from issuance of unsecured long-term borrowings	37,113	26,426
Repayment of unsecured long-term borrowings, including the current portion	(14,483)	(11,764)
Derivative contracts with a financing element, net	953	303
Deposits, net	24,606	26,522
Preferred stock redemption	–	(2,000)
Common stock repurchased	(500)	(2,700)
Settlement of share-based awards in satisfaction of withholding tax requirements	(1,531)	(938)
Dividends and dividend equivalents paid on common stock, preferred stock and share-based awards	(815)	(551)
Other financing, net	373	374
Net cash provided by financing activities	53,101	42,983
Net increase in cash and cash equivalents	13,128	35,313
Cash and cash equivalents, beginning balance	261,036	155,842
Cash and cash equivalents, ending balance	$274,164	$191,155
Supplemental disclosures:
Cash payments for interest, net of capitalized interest	$ 1,299	$ 1,896
Cash payments for income taxes, net	$ 435	$ 555
See Notes 12 and 16 for information about
non-cash
activities.

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs March 2022 Form 10-Q	4

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
,
and through its private bank, as well as issues credit cards to consumers. The acquisition of GreenSky, Inc. (GreenSky) in March 2022 expands the firm’s offering of point-of-sale financing.
Note 2.
Basis of Presentation
These consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) and include the accounts of Group Inc. and all other entities in which the firm has a controlling financial interest. Intercompany transactions and balances have been eliminated.
These consolidated financial statements are unaudited and should be read in conjunction with the audited consolidated financial statements included in the firm’s Annual Report on
Form 10-K
for the year ended December 31, 2021. References to “the 2021
Form 10-K”
are to the firm’s Annual Report on
Form 10-K
for the year ended December 31, 2021. Certain disclosures included in the annual financial statements have been condensed or omitted from these financial statements as they are not required for interim financial statements under U.S. GAAP and the rules of the Securities and Exchange Commission
 (SEC)
.
These unaudited consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. These adjustments are of a normal, recurring nature. Interim period operating results may not be indicative of the operating results for a full year.
All references to March 2022 and March 2021 refer to the firm’s periods ended, or the dates, as the context requires, March 31, 2022 and March 31, 2021, respectively. All references to December 2021 refer to the date December 31, 2021. Any reference to a future year refers to a year ending on December 31 of that year. Certain reclassifications have been made to previously reported amounts to conform to the current presentation.

5	Goldman Sachs March 2022 Form 10-Q

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

Goldman Sachs March 2022 Form 10-Q	6

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
Revenues from contracts with clients represent approximately 40% of total non-interest
revenues (including approximately 80% of investment banking revenues, approximately 95% of investment management revenues and all commissions and fees) for the three months ended March 2022, and approximately 35% of total non-interest
revenues (including approximately 90% of investment banking revenues, approximately 95% of investment management revenues and all commissions and fees) for the three months ended March 2021. See Note 25 for information about net revenues by business segment.
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

7	Goldman Sachs March 2022 Form 10-Q

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
The firm is able to determine the future revenues associated with management fees calculated based on committed capital. As of March 2022, substantially all future net revenues associated with such remaining performance obligations will be recognized through 2029. Annual revenues associated with such performance obligations average less than $250 million through 2029.
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

Goldman Sachs March 2022 Form 10-Q	8

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Cash and Cash Equivalents
The firm defines cash equivalents as highly liquid overnight deposits held in the ordinary course of business. Cash and cash equivalents included cash and due from banks of $8.63 billion as of March 2022 and $10.14 billion as of December 2021. Cash and cash equivalents also included interest-bearing deposits with banks of $265.53 billion as of March 2022 and $250.90 billion as of December 2021.
The firm segregates cash for regulatory and other purposes related to client activity. Cash and cash equivalents segregated for regulatory and other purposes were $23.31 billion as of March 2022 and $24.87 billion as of December 2021. In addition, the firm segregates securities for regulatory and other purposes related to client activity. See Note 11 for further information about segregated securities.
Customer and Other Receivables
Customer and other receivables included receivables from customers and counterparties of $99.76 billion as of March 2022 and $103.82 billion as of December 2021, and receivables from brokers, dealers and clearing organizations of $74.88 billion as of March 2022 and $
56.85
 billion as of December 2021. Such receivables primarily consist of customer margin loans, receivables resulting from unsettled transactions and collateral posted in connection with certain derivative transactions.
Substantially all of these receivables are accounted for at amortized cost net of any allowance for credit losses, which generally approximates fair value. As these receivables are not accounted for at fair value, they are not included in the firm’s fair value hierarchy in Notes 4 through 10. Had these receivables been included in the firm’s fair value hierarchy, substantially all would have been classified in level 2 as of both March 2022 and December 2021. See Note 10 for further information about customer and other receivables accounted for at fair value under the fair value option. Interest on customer and other receivables is recognized over the life of the transaction and included in interest income.
Customer and other receivables includes receivables from contracts with clients and contract assets. Contract assets represent the firm’s right to receive consideration for services provided in connection with its contracts with clients for which collection is conditional and not merely subject to the passage of time. The firm’s receivables from contracts with clients were $2.77 billion as of March 2022 and $3.01 billion as of December 2021. As of both March 2022 and December 2021 contract assets were not material.
Customer and Other Payables
Customer and other payables included payables to customers and counterparties of $261.35 billion as of March 2022 and $241.93 billion as of December 2021, and payables to brokers, dealers and clearing organizations of $31.63 billion as of March 2022 and $10.00 billion as of December 2021. Such payables primarily consist of customer credit balances related to the firm’s prime brokerage activities. Customer and other payables are accounted for at cost plus accrued interest, which generally approximates fair value. As these payables are not accounted for at fair value, they are not included in the firm’s fair value hierarchy in Notes 4 through 10. Had these payables been included in the firm’s fair value hierarchy, substantially all would have been classified in level 2 as of both March 2022 and December 2021. Interest on customer and other payables is recognized over the life of the transaction and included in interest expense.
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

9	Goldman Sachs March 2022 Form 10-Q

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
Troubled Debt Restructurings and Vintage Disclosures (ASC 326).
In March 2022, the FASB issued ASU No. 2022-02, “Financial Instruments — Credit Losses (Topic 326) — Troubled Debt Restructurings and Vintage Disclosures.” This ASU eliminates the recognition and measurement guidance for troubled debt restructurings (TDRs) and requires enhanced disclosures about loan modifications for borrowers experiencing financial difficulty. This ASU also requires enhanced disclosure for loans that have been charged off. The ASU is effective in January 2023 under a prospective approach. Adoption of this ASU is not expected to have a material impact on the firm’s consolidated financial statements.

Accounting for Obligations to Safeguard Crypto-Assets an Entity Holds for Platform Users (SAB 121).
In March 2022, SEC staff issued SAB 121 (SAB 121) — “Accounting for obligations to safeguard crypto-assets an entity holds for platform users.” SAB 121 adds interpretive guidance requiring an entity to recognize a liability on its balance sheet to reflect the obligation to safeguard the crypto-assets held for its platform users, along with a corresponding asset. This guidance will be effective in the second quarter of 2022 under a modified retrospective approach. The firm currently does not expect the adoption of SAB 121 to have a material impact on its consolidated financial statements.

Goldman Sachs March 2022 Form 10-Q	10

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
Valuation Techniques and Significant Inputs for Trading Cash Instruments, Investments and Loans
Level 1.
Level 1 instruments include U.S. government obligations, most
non-U.S.
government obligations, certain agency obligations, certain corporate debt instruments, certain money market instruments, certain other debt obligations and actively traded listed equities. These instruments are valued using quoted prices for identical unrestricted instruments in active markets. The firm defines active markets for equity instruments based on the average daily trading volume both in absolute terms and relative to the market capitalization for the instrument. The firm defines active markets for debt instruments based on both the average daily trading volume and the number of days with trading activity.
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

11	Goldman Sachs March 2022 Form 10-Q

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
The firm also considers changes in the outlook for the relevant industry and financial performance of the issuer as compared to projected performance. Significant inputs include:

•	Market and transaction multiples;

•	Discount rates and capitalization rates; and

•	For equity securities with debt-like features, market yields implied by transactions of similar or related assets, current performance and recovery assumptions, and duration.

Goldman Sachs March 2022 Form 10-Q	12

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

13	Goldman Sachs March 2022 Form 10-Q

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

Goldman Sachs March 2022 Form 10-Q	14

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
Financial Assets and Liabilities at Fair Value
The table below presents financial assets and liabilities carried at fair value.

	As of

$ in millions	March 2022	December 2021
Total level 1 financial assets	$ 263,891	$ 255,774
Total level 2 financial assets	559,866	498,527
Total level 3 financial assets	25,373	24,083
Investments in funds at NAV	3,237	3,469
Counterparty and cash collateral netting	(69,043)	(66,041)
Total financial assets at fair value	$ 783,324	$ 715,812
Total assets	$1,589,441	$1,463,988
Total level 3 financial assets divided by:
Total assets	1.6%	1.6%
Total financial assets at fair value	3.2%	3.4%
Total level 1 financial liabilities	$ 145,098	$ 110,030
Total level 2 financial liabilities	423,749	403,627
Total level 3 financial liabilities	29,598	29,169
Counterparty and cash collateral netting	(48,513)	(51,269)
Total financial liabilities at fair value	$ 549,932	$ 491,557
Total liabilities	$1,474,202	$1,354,062
Total level 3 financial liabilities divided by:
Total liabilities	2.0%	2.2%
Total financial liabilities at fair value	5.4%	5.9%
In the table above:

•	Counterparty netting among positions classified in the same level is included in that level.

•	Counterparty and cash collateral netting represents the impact on derivatives of netting across levels.

15	Goldman Sachs March 2022 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The table below presents a summary of level 3 financial assets.

	As of

$ in millions	March 2022	December 2021
Trading assets:
Trading cash instruments	$ 1,921	$ 1,889
Derivatives	6,793	5,938
Investments	14,168	13,902
Loans	2,491	2,354
Total	$25,373	$24,083
Level 3 financial assets as of March 2022 increased compared with December 2021, primarily reflecting an increase in level 3 derivatives. See Notes 5 through 10 for further information about level 3 financial assets (including information about unrealized gains and losses related to level 3 financial assets and transfers in and out of level 3).
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
The table below presents a summary of trading assets and liabilities.

$ in millions	Trading Assets	Trading Liabilities
As of March 2022
Trading cash instruments	$309,502	$169,991
Derivatives	82,951	63,226
Total	$392,453	$233,217
As of December 2021
Trading cash instruments	$311,956	$129,471
Derivatives	63,960	51,953
Total	$375,916	$181,424
See Note 6 for further information about trading cash instruments and Note 7 for further information about derivatives.
Gains and Losses from Market Making
The table below presents market making revenues by major product type.

	Three Months Ended March

$ in millions	2022	2021
Interest rates	$(1,875)	$(1,243)
Credit	718	852
Currencies	4,141	2,850
Equities	2,043	2,778
Commodities	963	656
Total	$ 5,990	$ 5,893
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

Goldman Sachs March 2022 Form 10-Q	16

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
Fair Value of Trading Cash Instruments by Level
The table below presents trading cash instruments by level within the fair value hierarchy.

$ in millions	Level 1	Level 2	Level 3	Total
As of March 2022
Assets
Government and agency obligations:
U.S.	$ 63,405	$ 17,972	$ –	$ 81,377
Non-U.S.	42,457	12,354	78	54,889
Loans and securities backed by:
Commercial real estate	–	1,971	76	2,047
Residential real estate	–	12,437	78	12,515
Corporate debt instruments	443	35,712	1,435	37,590
State and municipal obligations	–	301	24	325
Other debt obligations	209	2,438	66	2,713
Equity securities	106,520	2,300	160	108,980
Commodities	–	9,062	4	9,066
Total	$ 213,034	$ 94,547	$1,921	$ 309,502
Liabilities
Government and agency obligations:
U.S.	$ (20,686)	$ (170)	$ –	$ (20,856)
Non-U.S.	(41,730)	(3,127)	–	(44,857)
Loans and securities backed by:
Commercial real estate	–	(36)	(1)	(37)
Residential real estate	–	(98)	–	(98)
Corporate debt instruments	(1)	(20,782)	(46)	(20,829)
Other debt obligations	–	(46)	–	(46)
Equity securities	(82,611)	(608)	(45)	(83,264)
Commodities	–	(4)	–	(4)
Total	$(145,028)	$ (24,871)	$ (92)	$(169,991)
As of December 2021
Assets
Government and agency obligations:
U.S.	$ 63,388	$ 27,427	$ –	$ 90,815
Non-U.S.	35,284	13,511	19	48,814
Loans and securities backed by:
Commercial real estate	–	1,717	137	1,854
Residential real estate	–	13,083	152	13,235
Corporate debt instruments	590	36,874	1,318	38,782
State and municipal obligations	–	568	36	604
Other debt obligations	69	1,564	66	1,699
Equity securities	105,233	2,958	156	108,347
Commodities	–	7,801	5	7,806
Total	$ 204,564	$105,503	$1,889	$ 311,956
Liabilities
Government and agency obligations:
U.S.	$ (21,002)	$ (25)	$ –	$ (21,027)
Non-U.S.	(39,983)	(2,602)	–	(42,585)
Loans and securities backed by:
Commercial real estate	–	(40)	(2)	(42)
Residential real estate	–	(5)	–	(5)
Corporate debt instruments	(23)	(15,781)	(71)	(15,875)
Equity securities	(48,991)	(915)	(31)	(49,937)
Total	$ (109,999)	$ (19,368)	$ (104)	$ (129,471)
In the table above:

•	Trading cash instrument assets are shown as positive amounts and trading cash instrument liabilities are shown as negative amounts.

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

	As of March 2022		As of December 2021

$ in millions	Amount or Range	Weighted Average	Amount or Range	Weighted Average
Loans and securities backed by commercial real estate
Level 3 assets	$76		$137
Yield	5.2% to 33.0%	18.7%	2.8% to 28.5%	12.3%
Recovery rate	26.0% to 78.0%	57.6%	5.1% to 86.5%	55.0%
Duration (years)	0.6 to 3.3	1.7	0.1 to 4.3	1.8
Loans and securities backed by residential real estate
Level 3 assets	$78		$152
Yield	1.4% to 23.0%	12.4%	0.4% to 26.6%	7.0%
Cumulative loss rate	0.1% to 46.7%	19.2%	0.1% to 43.4%	17.7%
Duration (years)	0.7 to 12.8	6.0	1.2 to 17.2	6.5
Corporate debt instruments
Level 3 assets	$1,435		$1,318
Yield	1.9% to 19.2%	8.4%	0.0% to 18.0%	7.1%
Recovery rate	7.2% to 70.0%	48.6%	9.0% to 69.9%	52.0%
Duration (years)	1.0 to 21.9	5.0	2.0 to 28.5	4.5

17	Goldman Sachs March 2022 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

As of both March 2022 and December 2021, level 3 government and agency obligations, state and municipal obligations, other debt obligations and commodities were not material, and therefore are not included in the table above. In addition, as of both March 2022 and December 2021, each of the significant unobservable inputs for equity securities did not have a range as they pertained to individual positions. Therefore, such unobservable inputs are not included in the table above.
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

•
Increases in yield, duration or cumulative loss rate used in the valuation of level 3 trading cash instruments would have resulted in a lower fair value measurement, while increases in recovery rate would have resulted in a higher fair value measurement as of both March 2022 and December 2021. Due to the distinctive nature of each level 3 trading cash instrument, the interrelationship of inputs is not necessarily uniform within each product type.

•	Trading cash instruments are valued using discounted cash flows.
Level 3 Rollforward
The table below presents a summary of the changes in fair value for level 3 trading cash instruments.

	Three Months Ended March

$ in millions	2022	2021
Total trading cash instrument assets
Beginning balance	$ 1,889	$1,237
Net realized gains/(losses)	53	33
Net unrealized gains/(losses)	(1,485)	33
Purchases	793	521
Sales	(267)	(307)
Settlements	(96)	(153)
Transfers into level 3	1,324	224
Transfers out of level 3	(290)	(215)
Ending balance	$ 1,921	$1,373
Total trading cash instrument liabilities
Beginning balance	$ (104)	$ (80)
Net realized gains/(losses)	(1)	1
Net unrealized gains/(losses)	52	(2)
Purchases	130	21
Sales	(63)	(40)
Settlements	2	7
Transfers into level 3	(124)	(19)
Transfers out of level 3	16	6
Ending balance	$ (92)	$ (106)
In the table above:

•	Changes in fair value are presented for all trading cash instruments that are classified in level 3 as of the end of the period.

•	Net unrealized gains/(losses) relates to trading cash instruments that were still held at period-end.

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

Goldman Sachs March 2022 Form 10-Q	18

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The table below presents information, by product type, for assets included in the summary table above.

	Three Months Ended March

$ in millions	2022	2021
Loans and securities backed by commercial real estate
Beginning balance	$ 137	$ 203
Net realized gains/(losses)	2	1
Net unrealized gains/(losses)	(1)	(5)
Purchases	12	17
Sales	(8)	(23)
Settlements	(4)	(3)
Transfers into level 3	6	10
Transfers out of level 3	(68)	(85)
Ending balance	$ 76	$ 115
Loans and securities backed by residential real estate
Beginning balance	$ 152	$ 131
Net realized gains/(losses)	2	5
Net unrealized gains/(losses)	2	3
Purchases	5	24
Sales	(32)	(36)
Settlements	(4)	(12)
Transfers into level 3	3	104
Transfers out of level 3	(50)	(15)
Ending balance	$ 78	$ 204
Corporate debt instruments
Beginning balance	$ 1,318	$ 797
Net realized gains/(losses)	43	26
Net unrealized gains/(losses)	(10)	36
Purchases	221	440
Sales	(200)	(217)
Settlements	(81)	(114)
Transfers into level 3	280	60
Transfers out of level 3	(136)	(110)
Ending balance	$ 1,435	$ 918
Other
Beginning balance	$ 282	$ 106
Net realized gains/(losses)	6	1
Net unrealized gains/(losses)	(1,476)	(1)
Purchases	555	40
Sales	(27)	(31)
Settlements	(7)	(24)
Transfers into level 3	1,035	50
Transfers out of level 3	(36)	(5)
Ending balance	$ 332	$ 136
In the table above, other includes U.S. and
non-U.S.
government and agency obligations, other debt obligations and equity securities.
Level 3 Rollforward Commentary
Three Months Ended March 2022.
The net realized and unrealized losses on level 3 trading cash instrument assets of $1.43 billion (reflecting $53 million of net realized gains and $1.49 billion of net unrealized losses) for the three months ended March 2022 included gains/(losses) of $(1.45) billion reported in market making and $23 million reported in interest income.
The net unrealized losses on level 3 trading cash instrument assets for the three months ended March 2022 primarily reflected losses on certain equity securities (included in other cash instruments), principally driven by broad macroeconomic and geopolitical concerns.
Transfers into level 3 trading cash instrument assets during the three months ended March 2022 primarily reflected transfers of certain equity securities (included in other cash instruments) and corporate debt instruments from both level 1 and level 2 (in each case, principally due to reduced price transparency as a result of lack of market evidence, including fewer market transactions in these instruments).
The drivers of transfers out of level 3 trading cash instruments assets to level 2 during the three months ended March 2022 were not material.
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
(OTC-cleared),
while others are bilateral contracts between two counterparties (bilateral OTC).

19	Goldman Sachs March 2022 Form 10-Q

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

Derivatives are reported on a
net-by-counterparty
basis (i.e., the net payable or receivable for derivative assets and liabilities for a given counterparty) when a legal right of setoff exists under an enforceable netting agreement (counterparty netting). Derivatives are accounted for at fair value, net of cash collateral received or posted under enforceable credit support agreements (cash collateral netting). Derivative assets are included in trading assets and derivative liabilities are included in trading liabilities. Realized and unrealized gains and losses on derivatives not designated as hedges are included in market making (for derivatives included in the Global Markets segment), and other principal transactions (for derivatives included in the remaining business segments) in the consolidated statements of earnings. For both the three months ended March 2022 and March 2021, substantially all of the firm’s derivatives were included in the Global Markets segment.
The tables below present the gross fair value and the notional amounts of derivative contracts by major product type, the amounts of counterparty and cash collateral netting in the consolidated balance sheets, as well as cash and securities collateral posted and received under enforceable credit support agreements that do not meet the criteria for netting under U.S. GAAP.

	As of March 2022		As of December 2021

$ in millions	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Not accounted for as hedges
Exchange-traded	$ 1,114	$ 1,663	$ 256	$ 557
OTC-cleared	24,471	23,414	13,795	12,692
Bilateral OTC	219,696	189,984	232,595	205,073
Total interest rates	245,281	215,061	246,646	218,322
OTC-cleared	2,652	3,003	3,665	4,053
Bilateral OTC	13,779	13,114	12,591	11,702
Total credit	16,431	16,117	16,256	15,755
Exchange-traded	267	65	417	10
OTC-cleared	631	808	423	338
Bilateral OTC	103,035	100,144	86,076	85,795
Total currencies	103,933	101,017	86,916	86,143
Exchange-traded	20,090	19,141	6,534	6,189
OTC-cleared	734	641	652	373
Bilateral OTC	50,445	39,890	28,359	25,969
Total commodities	71,269	59,672	35,545	32,531
Exchange-traded	31,273	33,973	33,840	35,518
OTC-cleared	28	15	8	5
Bilateral OTC	38,633	41,439	39,718	44,750
Total equities	69,934	75,427	73,566	80,273
Subtotal	506,848	467,294	458,929	433,024
Accounted for as hedges
OTC-cleared	1	–	1	–
Bilateral OTC	692	3	945	–
Total interest rates	693	3	946	–
OTC-cleared	28	126	34	27
Bilateral OTC	250	141	60	139
Total currencies	278	267	94	166
Subtotal	971	270	1,040	166
Total gross fair value	$ 507,819	$ 467,564	$ 459,969	$ 433,190
Offset in the consolidated balance sheets
Exchange-traded	$ (45,741)	$ (45,741)	$ (35,724)	$ (35,724)
OTC-cleared	(26,802)	(26,802)	(16,979)	(16,979)
Bilateral OTC	(284,799)	(284,799)	(279,189)	(279,189)
Counterparty netting	(357,342)	(357,342)	(331,892)	(331,892)
OTC-cleared	(1,166)	(638)	(1,033)	(361)
Bilateral OTC	(66,360)	(46,358)	(63,084)	(48,984)
Cash collateral netting	(67,526)	(46,996)	(64,117)	(49,345)
Total amounts offset	$(424,868)	$(404,338)	$(396,009)	$(381,237)
Included in the consolidated balance sheets
Exchange-traded	$ 7,003	$ 9,101	$ 5,323	$ 6,550
OTC-cleared	577	567	566	148
Bilateral OTC	75,371	53,558	58,071	45,255
Total	$ 82,951	$ 63,226	$ 63,960	$ 51,953
Not offset in the consolidated balance sheets
Cash collateral	$ (1,066)	$ (2,794)	$ (1,008)	$ (1,939)
Securities collateral	(18,611)	(6,070)	(15,751)	(7,349)
Total	$ 63,274	$ 54,362	$ 47,201	$ 42,665

Goldman Sachs March 2022 Form 10-Q	20

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

	Notional Amounts as of

$ in millions	March 2022	December 2021
Not accounted for as hedges
Exchange-traded	$ 2,991,789	$ 2,630,915
OTC-cleared	20,037,374	17,874,504
Bilateral OTC	11,095,918	11,122,871
Total interest rates	34,125,081	31,628,290
Exchange-traded	36	–
OTC-cleared	627,193	463,477
Bilateral OTC	683,506	616,095
Total credit	1,310,735	1,079,572
Exchange-traded	19,112	14,617
OTC-cleared	261,303	194,124
Bilateral OTC	6,042,787	6,606,927
Total currencies	6,323,202	6,815,668
Exchange-traded	428,670	308,917
OTC-cleared	2,868	3,647
Bilateral OTC	261,767	234,322
Total commodities	693,305	546,886
Exchange-traded	1,215,256	1,149,777
OTC-cleared	737	198
Bilateral OTC	1,157,873	1,173,103
Total equities	2,373,866	2,323,078
Subtotal	44,826,189	42,393,494
Accounted for as hedges
OTC-cleared	227,886	219,083
Bilateral OTC	3,775	4,499
Total interest rates	231,661	223,582
OTC-cleared	4,627	2,758
Bilateral OTC	22,049	18,658
Total currencies	26,676	21,416
Exchange-traded	125	1,050
Total commodities	125	1,050
Subtotal	258,462	246,048
Total notional amounts	$45,084,651	$42,639,542
In the tables above:

•	Gross fair values exclude the effects of both counterparty netting and collateral, and therefore are not representative of the firm’s exposure.

•	Where the firm has received or posted collateral under credit support agreements, but has not yet determined such agreements are enforceable, the related collateral has not been netted.

•	Notional amounts, which represent the sum of gross long and short derivative contracts, provide an indication of the volume of the firm’s derivative activity and do not represent anticipated losses.

•
Total gross fair value of derivatives included derivative assets of $19.58 billion as of March 2022 and $17.48 billion as of December 2021, and derivative liabilities of $19.75 billion as of March 2022 and $17.29 billion as of December 2021, which are not subject to an enforceable netting agreement or are subject to a netting agreement that the firm has not yet determined to be enforceable.

Fair Value of Derivatives by Level
The table below presents derivatives on a gross basis by level and product type, as well as the impact of netting.

$ in millions	Level 1	Level 2	Level 3	Total
As of March 2022
Assets
Interest rates	$ 18	$ 244,575	$ 1,381	$ 245,974
Credit	–	13,264	3,167	16,431
Currencies	–	104,035	176	104,211
Commodities	–	69,604	1,665	71,269
Equities	42	68,664	1,228	69,934
Gross fair value	60	500,142	7,617	507,819
Counterparty netting in levels	–	(355,001)	(824)	(355,825)
Subtotal	$ 60	$ 145,141	$ 6,793	$ 151,994
Cross-level counterparty netting				(1,517)
Cash collateral netting				(67,526)
Net fair value				$ 82,951
Liabilities
Interest rates	$(45)	$(213,961)	$(1,058)	$(215,064)
Credit	–	(14,784)	(1,333)	(16,117)
Currencies	–	(100,973)	(311)	(101,284)
Commodities	–	(58,835)	(837)	(59,672)
Equities	(25)	(72,239)	(3,163)	(75,427)
Gross fair value	(70)	(460,792)	(6,702)	(467,564)
Counterparty netting in levels	–	355,001	824	355,825
Subtotal	$(70)	$(105,791)	$(5,878)	$(111,739)
Cross-level counterparty netting				1,517
Cash collateral netting				46,996
Net fair value				$ (63,226)
As of December 2021
Assets
Interest rates	$ 2	$ 246,525	$ 1,065	$ 247,592
Credit	–	12,823	3,433	16,256
Currencies	–	86,773	237	87,010
Commodities	–	34,501	1,044	35,545
Equities	33	72,570	963	73,566
Gross fair value	35	453,192	6,742	459,969
Counterparty netting in levels	–	(329,164)	(804)	(329,968)
Subtotal	$ 35	$ 124,028	$ 5,938	$ 130,001
Cross-level counterparty netting				(1,924)
Cash collateral netting				(64,117)
Net fair value				$ 63,960
Liabilities
Interest rates	$ (2)	$ (217,438)	$ (882)	$ (218,322)
Credit	–	(14,176)	(1,579)	(15,755)
Currencies	–	(85,925)	(384)	(86,309)
Commodities	–	(31,925)	(606)	(32,531)
Equities	(29)	(77,393)	(2,851)	(80,273)
Gross fair value	(31)	(426,857)	(6,302)	(433,190)
Counterparty netting in levels	–	329,164	804	329,968
Subtotal	$ (31)	$ (97,693)	$ (5,498)	$ (103,222)
Cross-level counterparty netting				1,924
Cash collateral netting				49,345
Net fair value				$ (51,953)
In the table above:

•	Gross fair values exclude the effects of both counterparty netting and collateral netting, and therefore are not representative of the firm’s exposure.

•
Counterparty netting is reflected in each level to the extent that receivable and payable balances are netted within the same level and is included in counterparty netting in levels. Where the counterparty netting is across levels, the netting is included in cross-level counterparty netting.

21	Goldman Sachs March 2022 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

•	Derivative assets are shown as positive amounts and derivative liabilities are shown as negative amounts.
See Note 4 for an overview of the firm’s fair value measurement policies and the valuation techniques and significant inputs used to determine the fair value of derivatives.
Significant Unobservable Inputs
The table below presents the amount of level 3 derivative assets (liabilities), and ranges, averages and medians of significant unobservable inputs used to value level 3 derivatives.

	As of March 2022		As of December 2021

$ in millions, except inputs	Amount or Range	Average/ Median	Amount or Range	Average/ Median
Interest rates, net	$323		$183
Correlation	25% to 81%	63%/62%	25% to 81%	63%/62%
Volatility (bps)	31 to 100	59/54	31 to 100	59/54
Credit, net	$1,834		$1,854
Credit spreads (bps)	3 to 973	165/107	1 to 568	136/107
Upfront credit points	(1) to 100	29/19	2 to 100	34/26
Recovery rates	20% to 75%	46%/40%	20% to 50%	37%/40%
Currencies, net	$(135)		$(147)
Correlation	20% to 71%	40%/41%	20% to 71%	40%/41%
Volatility	20% to 20%	20%/20%	19% to 19%	19%/19%
Commodities, net	$828		$438
Volatility	23% to 105%	42%/37%	15% to 93%	32%/29%
Natural gas spread	$(2.01) to $5.91	$(0.18)/ $(0.12)	$(1.33) to $2.60	$(0.11)/ $(0.07)
Oil spread	N/A	N/A	$8.64 to $22.68	$13.36/ $12.69
Electricity price	$3.20 to $378.49	$50.34/ $42.40	$1.50 to $289.96	$37.42/ $32.20
Equities, net	$(1,935)		$(1,888)
Correlation	(70)% to 100%	60%/61%	(70)% to 99%	59%/62%
Volatility	3% to 264%	18%/19%	3% to 150%	17%/17%
In the table above:

•	Derivative assets are shown as positive amounts and derivative liabilities are shown as negative amounts.

•	Ranges represent the significant unobservable inputs that were used in the valuation of each type of derivative.

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

•	Correlation within currencies and equities includes cross-product type correlation.

•	Natural gas spread represents the spread per million British thermal units of natural gas.

•	Oil spread represents the spread per barrel of oil and refined products.

•	The significant unobservable inputs for oil spread as of March 2022 did not have a range as they pertained to a single position. Therefore, such unobservable input is not included in the table above.

•	Electricity price represents the price per megawatt hour of electricity.
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

Goldman Sachs March 2022 Form 10-Q	22

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
Level 3 Rollforward
The table below presents a summary of the changes in fair value for level 3 derivatives.

	Three Months Ended March

$ in millions	2022	2021
Total level 3 derivatives, net
Beginning balance	$ 440	$1,175
Net realized gains/(losses)	307	(98)
Net unrealized gains/(losses)	1,248	40
Purchases	73	192
Sales	(1,025)	(908)
Settlements	41	207
Transfers into level 3	(114)	(69)
Transfers out of level 3	(55)	106
Ending balance	$ 915	$ 645
In the table above:

•	Changes in fair value are presented for all derivative assets and liabilities that are classified in level 3 as of the end of the period.

•	Net unrealized gains/(losses) relates to instruments that were still held at period-end.

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

23	Goldman Sachs March 2022 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The table below presents information, by product type, for derivatives included in the summary table above.

	Three Months Ended March

$ in millions	2022	2021
Interest rates, net
Beginning balance	$ 183	$ 267
Net realized gains/(losses)	84	7
Net unrealized gains/(losses)	242	111
Purchases	12	4
Sales	(146)	(23)
Settlements	61	2
Transfers into level 3	5	(4)
Transfers out of level 3	(118)	(45)
Ending balance	$ 323	$ 319
Credit, net
Beginning balance	$ 1,854	$ 1,778
Net realized gains/(losses)	20	(19)
Net unrealized gains/(losses)	(13)	105
Purchases	6	42
Sales	(19)	(13)
Settlements	9	(43)
Transfers into level 3	–	(17)
Transfers out of level 3	(23)	42
Ending balance	$ 1,834	$ 1,875
Currencies, net
Beginning balance	$ (147)	$ (338)
Net realized gains/(losses)	2	(1)
Net unrealized gains/(losses)	16	(24)
Purchases	–	7
Sales	–	(12)
Settlements	20	63
Transfers into level 3	–	–
Transfers out of level 3	(26)	16
Ending balance	$ (135)	$ (289)
Commodities, net
Beginning balance	$ 438	$ 300
Net realized gains/(losses)	(17)	(55)
Net unrealized gains/(losses)	485	7
Purchases	3	20
Sales	(27)	(17)
Settlements	(34)	(27)
Transfers into level 3	53	–
Transfers out of level 3	(73)	(16)
Ending balance	$ 828	$ 212
Equities, net
Beginning balance	$(1,888)	$ (832)
Net realized gains/(losses)	218	(30)
Net unrealized gains/(losses)	518	(159)
Purchases	52	119
Sales	(833)	(843)
Settlements	(15)	212
Transfers into level 3	(172)	(48)
Transfers out of level 3	185	109
Ending balance	$(1,935)	$(1,472)
Level 3 Rollforward Commentary
Three Months Ended March 2022.
The net realized and unrealized gains on level 3 derivatives of $1.56 billion (reflecting $307 million of net realized gains and $1.25 billion of net unrealized gains) for the three months ended March 2022 included gains of $1.54 billion reported in market making and gains of $12 million reported in other principal transactions.
The net unrealized gains on level 3 derivatives for the three months ended March 2022 were primarily attributable to gains on certain equity derivatives (primarily reflecting the impact of changes in equity prices), gains on certain commodity derivatives (primarily reflecting the impact of an increase in commodity prices) and gains on certain interest rate derivatives (primarily reflecting the impact of an increase in interest rates).
Transfers into level 3 derivatives during the three months ended March 2022 reflected transfers of certain equity derivative liabilities from level 2 (principally due to certain unobservable volatility inputs becoming significant to the valuation of these derivatives).
Transfers out of level 3 derivatives during the three months ended March 2022 primarily reflected transfers of certain interest rate derivative assets to level 2 (principally due to increased transparency of certain unobservable inputs used to value these derivatives) and certain commodity derivative assets to level 2 (principally due to certain volatility inputs no longer being significant to the valuation of these derivatives), partially offset by transfers of certain equity derivative liabilities to level 2 (principally due to increased transparency of certain volatility and correlation inputs used to value these derivatives).
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

Goldman Sachs March 2022 Form 10-Q	24

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

OTC Derivatives
The table below presents OTC derivative assets and liabilities by tenor and major product type.

$ in millions	Less than 1 Year	1 - 5 Years	Greater than 5 Years	Total
As of March 2022
Assets
Interest rates	$10,282	$12,218	$57,472	$ 79,972
Credit	1,451	2,816	2,884	7,151
Currencies	17,680	7,652	6,267	31,599
Commodities	22,116	10,040	1,503	33,659
Equities	8,987	7,670	2,312	18,969
Counterparty netting in tenors	(4,100)	(3,386)	(2,625)	(10,111)
Subtotal	$56,416	$37,010	$67,813	$161,239
Cross-tenor counterparty netting				(17,765)
Cash collateral netting				(67,526)
Total OTC derivative assets				$ 75,948
Liabilities
Interest rates	$ 6,805	$14,256	$27,454	$ 48,515
Credit	1,651	3,524	1,661	6,836
Currencies	17,068	6,269	5,538	28,875
Commodities	13,186	8,385	1,440	23,011
Equities	8,953	10,117	2,690	21,760
Counterparty netting in tenors	(4,100)	(3,386)	(2,625)	(10,111)
Subtotal	$43,563	$39,165	$36,158	$118,886
Cross-tenor counterparty netting				(17,765)
Cash collateral netting				(46,996)
Total OTC derivative liabilities				$ 54,125
As of December 2021
Assets
Interest rates	$ 6,076	$11,655	$61,380	$ 79,111
Credit	1,800	2,381	3,113	7,294
Currencies	13,366	6,642	6,570	26,578
Commodities	10,178	7,348	770	18,296
Equities	11,075	6,592	2,100	19,767
Counterparty netting in tenors	(3,624)	(3,357)	(2,673)	(9,654)
Subtotal	$38,871	$31,261	$71,260	$141,392
Cross-tenor counterparty netting				(18,638)
Cash collateral netting				(64,117)
Total OTC derivative assets				$ 58,637
Liabilities
Interest rates	$ 3,929	$10,932	$34,676	$ 49,537
Credit	1,695	3,257	1,841	6,793
Currencies	14,122	6,581	5,580	26,283
Commodities	7,591	6,274	1,763	15,628
Equities	8,268	12,944	3,587	24,799
Counterparty netting in tenors	(3,624)	(3,357)	(2,673)	(9,654)
Subtotal	$31,981	$36,631	$44,774	$113,386
Cross-tenor counterparty netting				(18,638)
Cash collateral netting				(49,345)
Total OTC derivative liabilities				$ 45,403
In the table above:

•	Tenor is based on remaining contractual maturity.

•	Counterparty netting within the same product type and tenor category is included within such product type and tenor category.

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

25	Goldman Sachs March 2022 Form 10-Q

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
As of March 2022, written credit derivatives had a total gross notional amount of $624.62 billion and purchased credit derivatives had a total gross notional amount of $686.11 billion, for total net notional purchased protection of $61.49 billion. As of December 2021, written credit derivatives had a total gross notional amount of $510.24 billion and purchased credit derivatives had a total gross notional amount of $569.34 billion, for total net notional purchased protection of $59.10 billion. The firm’s written and purchased credit derivatives primarily consist of credit default swaps.
The table below presents information about credit derivatives.

	Credit Spread on Underlier (basis points)

$ in millions	0 - 250	251 - 500	501 - 1,000	Greater than 1,000	Total
As of March 2022
Maximum Payout/Notional Amount of Written Credit Derivatives by Tenor
Less than 1 year	$144,204	$12,838	$ 1,045	$ 5,059	$163,146
1 - 5 years	312,901	21,790	11,734	9,146	355,571
Greater than 5 years	88,908	9,892	5,910	1,195	105,905
Total	$546,013	$44,520	$18,689	$15,400	$624,622
Maximum Payout/Notional Amount of Purchased Credit Derivatives
Offsetting	$448,640	$33,452	$18,986	$13,995	$515,073
Other	$154,586	$11,991	$ 2,572	$ 1,891	$171,040
Fair Value of Written Credit Derivatives
Asset	$ 8,062	$ 104	$ 538	$ 110	$ 8,814
Liability	1,272	418	1,584	4,366	7,640
Net asset/(liability)	$ 6,790	$ (314)	$ (1,046)	$ (4,256)	$ 1,174
As of December 2021
Maximum Payout/Notional Amount of Written Credit Derivatives by Tenor
Less than 1 year	$120,456	$ 6,173	$ 1,656	$ 4,314	$132,599
1 - 5 years	305,255	14,328	12,754	3,814	336,151
Greater than 5 years	35,558	3,087	2,529	311	41,485
Total	$461,269	$23,588	$16,939	$ 8,439	$510,235
Maximum Payout/Notional Amount of Purchased Credit Derivatives
Offsetting	$381,715	$17,210	$12,806	$ 6,714	$418,445
Other	$138,214	$ 7,780	$ 3,576	$ 1,322	$150,892
Fair Value of Written Credit Derivatives
Asset	$ 9,803	$ 924	$ 318	$ 137	$ 11,182
Liability	941	123	1,666	1,933	4,663
Net asset/(liability)	$ 8,862	$ 801	$ (1,348)	$ (1,796)	$ 6,519
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

•	Offsetting purchased credit derivatives represent the notional amount of purchased credit derivatives that economically hedge written credit derivatives with identical underliers.

•	Other purchased credit derivatives represent the notional amount of all other purchased credit derivatives not included in offsetting.

Goldman Sachs March 2022 Form 10-Q	26

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
The table below presents information about CVA and FVA.

	Three Months Ended March

$ in millions	2022	2021
CVA, net of hedges	$ 83	$ (108)
FVA, net of hedges	(269)	12
Total	$ (186)	$ (96)
Bifurcated Embedded Derivatives
The table below presents the fair value and the notional amount of derivatives that have been bifurcated from their related borrowings.

	As of

$ in millions	March 2022	December 2021
Fair value of assets	$ 465	$ 845
Fair value of liabilities	(109)	(124)
Net asset/(liability)	$ 356	$ 721
Notional amount	$8,823	$10,743
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
or
two-notch
downgrade in the firm’s credit ratings.

	As of

$ in millions	March 2022	December 2021
Net derivative liabilities under bilateral agreements	$33,697	$34,315
Collateral posted	$26,850	$29,214
Additional collateral or termination payments:
One-notch downgrade	$ 338	$ 345
Two-notch downgrade	$ 1,017	$ 1,536
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

27	Goldman Sachs March 2022 Form 10-Q

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

	Three Months Ended March

$ in millions	2022	2021
Interest rate hedges	$(8,742)	$(5,405)
Hedged borrowings and deposits	$ 8,695	$ 5,185
Interest expense	$ 1,385	$ 1,572
The table below presents the carrying value of deposits and unsecured borrowings that are designated in a hedging relationship and the related cumulative hedging adjustment (increase/(decrease)) from current and prior hedging relationships included in such carrying values.

$ in millions	Carrying Value	Cumulative Hedging Adjustment
As of March 2022
Deposits	$ 9,985	$ (58)
Unsecured short-term borrowings	$ 5,334	$ 7
Unsecured long-term borrowings	$146,061	$(2,400)
As of December 2021
Deposits	$ 14,131	$ 246
Unsecured short-term borrowings	$ 2,167	$ 5
Unsecured long-term borrowings	$144,934	$ 6,169
In the table above, cumulative hedging adjustment included $5.65 billion as of March 2022 and $5.91 billion as of December 2021 of hedging adjustments from prior hedging relationships that were de-designated
and substantially all were related to unsecured long-term borrowings.
In addition,
cumulative hedging adjustments for items no longer designated in a hedging relationship were $114 million as of March 2022 and $68 million as of December 2021 and were primarily related to unsecured long-term borrowings.
The firm designates foreign exchange forward contracts as fair value hedges of the foreign exchange risk of
non-U.S.
government securities classified as
available-for-sale.
See Note 8 for information about the amortized cost and fair value of such securities. The effectiveness of such hedges is assessed based on changes in spot rates. The gains/(losses) on the hedges (relating to both spot and forward points) and the foreign exchange gains/(losses) on the related available-for-sale
securities were included in market making and were not material for both the three months ended March 2022 and March 2021.
During the second quarter of 2021, the firm designated commodity futures contracts as fair value hedges of the price risk of certain precious metals included in commodities within trading assets. As of March 2022, the carrying value of such commodities was $125 million and the amortized cost was $126 million, and as of December 2021, the carrying value was $1.05 billion and the amortized cost was $1.02 billion. Changes in spot rates of such commodities are reflected as an adjustment to their carrying value, and the related gains/(losses) on both the commodities and the designated futures contracts are included in market making. The contractual forward points on the designated futures contracts are amortized into earnings ratably over the life of the contract and other gains/(losses) as a result of changes in the forward points are included in other comprehensive income/(loss). The cumulative hedging adjustment was not material as of both March 2022 and December 2021, and the related gains/(losses) were not material for the three months ended March 2022.

Goldman Sachs March 2022 Form 10-Q	28

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
The table below presents the gains/(losses) from net investment hedging.

	Three Months Ended March

$ in millions	2022	2021
Hedges:
Foreign currency forward contract	$109	$460
Foreign currency-denominated debt	$168	$265
Gains or losses on individual net investments in
non-U.S.
operations are reclassified from accumulated other comprehensive income/(loss) to other principal transactions in the consolidated statements of earnings when such net investments are sold or substantially liquidated. The gross and net gains and losses on hedges and the related net investments in
non-U.S.
operations reclassified to earnings from accumulated other comprehensive income/(loss) were not material for both the three months ended March 2022 and March 2021.
The firm had designated $4.06 billion as of March 2022 and $3.71 billion as of December 2021 of foreign currency-denominated debt, included in unsecured long- and short-term borrowings, as hedges of net investments in
non-U.S.
subsidiaries.
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
The table below presents information about investments.

	As of

$ in millions	March 2022	December 2021
Equity securities, at fair value	$17,285	$18,937
Debt instruments, at fair value	15,258	15,558
Available-for-sale securities, at fair value	48,286	48,932
Investments, at fair value	80,829	83,427
Held-to-maturity securities	10,586	4,699
Equity method investments	669	593
Total investments	$92,084	$88,719
Equity Securities and Debt Instruments, at Fair Value
Equity securities and debt instruments, at fair value are accounted for at fair value either under the fair value option or in accordance with other U.S. GAAP, and the related fair value gains and losses are recognized in the consolidated statements of earnings.
Equity Securities, at Fair Value.
Equity securities, at fair value consists of the firm’s public and private equity investments in corporate and real estate entities.
The table below presents information about equity securities, at fair value.

	As of

$ in millions	March 2022	December 2021
Equity securities, at fair value	$17,285	$18,937
Equity Type
Public equity	22%	24%
Private equity	78%	76%
Total	100%	100%
Asset Class
Corporate	76%	78%
Real estate	24%	22%
Total	100%	100%

29	Goldman Sachs March 2022 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

In the table above:

•
Equity securities, at fair value included investments accounted for at fair value under the fair value option where the firm would otherwise apply the equity method of accounting of $5.39 billion as of March 2022 and $5.81 billion as of December 2021. Gains/(losses) recognized as a result of changes in the fair value of equity securities for which the fair value option was elected was $(187) million for the three months ended March 2022 and $419 million for the three months ended March 2021. These gains are included in other principal transactions.

•	Equity securities, at fair value included $1.58 billion as of March 2022 and $1.80 billion as of December 2021 of investments in funds that are measured at NAV.
Debt Instruments, at Fair Value.
Debt instruments, at fair value primarily includes mezzanine, senior and distressed debt.
The table below presents information about debt instruments, at fair value.

	As of

$ in millions	March 2022	December 2021
Corporate debt securities	$ 9,893	$ 9,793
Securities backed by real estate	2,038	2,280
Money market instruments	1,238	1,396
Other	2,089	2,089
Total	$15,258	$15,558
In the table above:

•	Money market instruments primarily includes time deposits and investments in money market funds.

•	Other included $1.66 billion as of March 2022 and $1.67 billion as of December 2021 of investments in credit funds that are measured at NAV.
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
Private equity and hedge funds, in which the firm is invested, include “covered funds” as defined in the Volcker Rule of the U.S. Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act). Substantially all of the credit and real estate funds, in which the firm is invested, are not covered funds. The Board of Governors of the Federal Reserve System (FRB) extended the conformance period to July 2022 for the firm’s investments in, and relationships with, certain legacy “illiquid funds” (as defined in the Volcker Rule) that were in place prior to December 2013. This extension is applicable to substantially all of the firm’s remaining investments in, and relationships with, such covered funds. As of March 2022, the firm’s total investments in funds at NAV of $3.24 billion included $229 million of investments in covered funds for which compliance with the Volcker Rule will need to be achieved by July 2022.
The firm expects to achieve compliance for these covered funds primarily through restructuring them as liquidating trusts prior to the conformance date. To the extent that the firm is not able to achieve compliance, the firm will be required to sell its interests in such funds by July 2022. If that occurs, the firm may receive a value for its interests that is less than the then carrying value as there could be a limited secondary market for these investments and the firm may be unable to sell them in orderly transactions.

Goldman Sachs March 2022 Form 10-Q	30

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The table below presents the fair value of investments in funds at NAV and the related unfunded commitments.

$ in millions	Fair Value of Investments	Unfunded Commitments
As of March 2022
Private equity funds	$1,196	$ 583
Credit funds	1,676	468
Hedge funds	83	–
Real estate funds	282	145
Total	$3,237	$1,196
As of December 2021
Private equity funds	$1,411	$ 619
Credit funds	1,686	556
Hedge funds	84	–
Real estate funds	288	147
Total	$3,469	$1,322
Available-for-Sale
Securities
Available-for-sale
securities are accounted for at fair value, and the related unrealized fair value gains and losses are included in accumulated other comprehensive income/(loss) unless designated in a fair value hedging relationship. See Note 7 for information about available-for-sale
securities that are designated in a hedging relationship.
The table below presents information about
available-for-sale
securities by tenor.

$ in millions	Amortized Cost	Fair Value	Weighted Average Yield
As of March 2022
Less than 1 year	$ 905	$ 897	0.13%
1 year to 5 years	41,666	39,796	0.49%
5 years to 10 years	5,339	4,938	0.92%
Greater than 10 years	1	1	2.00%
Total U.S. government obligations	47,911	45,632	0.53%
5 years to 10 years	2,838	2,654	0.41%
Total non-U.S. government obligations	2,838	2,654	0.41%
Total available-for-sale securities	$50,749	$48,286	0.52%
As of December 2021
Less than 1 year	$ 25	$ 25	0.12%
1 year to 5 years	41,536	41,066	0.47%
5 years to 10 years	5,337	5,229	0.92%
Greater than 10 years	2	2	2.00%
Total U.S. government obligations	46,900	46,322	0.53%
5 years to 10 years	2,693	2,610	0.33%
Total non-U.S. government obligations	2,693	2,610	0.33%
Total available-for-sale securities	$49,593	$48,932	0.52%
In the table above:

•	Available-for-sale securities were classified in level 1 of the fair value hierarchy as of both March 2022 and December 2021.

•	The weighted average yield for available-for-sale securities is computed using the effective interest rate of each security at the end of the period, weighted based on the fair value of each security.

•
The gross unrealized gains included in accumulated other comprehensive income/(loss) were not material and the gross unrealized losses included in accumulated other comprehensive income/(loss) were $2.47 billion as of March 2022 and primarily related to U.S. government obligations in a continuous unrealized loss position for more than a year. The gross unrealized gains included in accumulated other comprehensive income/(loss) were $118 million and the gross unrealized losses included in accumulated other comprehensive income/(loss) were $779 million as of December 2021 and primarily related to U.S. government obligations in a continuous unrealized loss position for less than a year. Net unrealized losses included in other comprehensive income/(loss) were $1.80 billion ($1.35 billion, net of tax) for the three months ended March 2022 and $840 million ($628 million, net of tax) for the three months ended March 2021.

•
If the fair value of
available-for-sale
securities is less than amortized cost, such securities are considered impaired. If the firm has the intent to sell the debt security, or if it is more likely than not that the firm will be required to sell the debt security before recovery of its amortized cost, the difference between the amortized cost (net of allowance, if any) and the fair value of the securities is recognized as an impairment loss in earnings. The firm did not record any such impairment losses during either the three months ended March 2022 or March 2021. Impaired available-for-sale
debt securities that the firm has the intent and ability to hold are reviewed to determine if an allowance for credit losses should be recorded. The firm considers various factors in such determination, including market conditions, changes in issuer credit ratings and severity of the unrealized losses. The firm did not record any provision for credit losses on such securities during either the three months ended March 2022 or March 2021.

31	Goldman Sachs March 2022 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The table below presents gross realized gains and the proceeds from the sales of available-for-sale
securities.

	Three Months Ended March

$ in millions	2022	2021
Gross realized gains	$ –	$ 130
Proceeds from sales	$ 1	$10,198
In the table above, the realized gains were reclassified from accumulated other comprehensive income/(loss) to other principal transactions in the consolidated statements of earnings.
Fair Value of Investments by Level
The table below presents investments accounted for at fair value by level within the fair value hierarchy.

$ in millions	Level 1	Level 2	Level 3	Total
As of March 2022
Government and agency obligations:
U.S.	$45,632	$ –	$ –	$45,632
Non-U.S.	2,654	76	–	2,730
Corporate debt securities	69	5,179	4,645	9,893
Securities backed by real estate	–	978	1,060	2,038
Money market instruments	41	1,197	–	1,238
Other debt obligations	–	28	322	350
Equity securities	2,401	5,169	8,141	15,711
Subtotal	$50,797	$12,627	$14,168	$77,592
Investments in funds at NAV				3,237
Total investments				$80,829
As of December 2021
Government and agency obligations:
U.S.	$46,322	$ –	$ –	$46,322
Non-U.S.	2,612	–	–	2,612
Corporate debt securities	65	5,201	4,527	9,793
Securities backed by real estate	–	1,202	1,078	2,280
Money market instruments	41	1,355	–	1,396
Other debt obligations	–	35	382	417
Equity securities	2,135	7,088	7,915	17,138
Subtotal	$51,175	$14,881	$13,902	$79,958
Investments in funds at NAV				3,469
Total investments				$83,427
See Note 4 for an overview of the firm’s fair value measurement policies and the valuation techniques and significant inputs used to determine the fair value of investments.
Significant Unobservable Inputs
The table below presents the amount of level 3 investments, and ranges and weighted averages of significant unobservable inputs used to value such investments.

	As of March 2022		As of December 2021

$ in millions	Amount or Range	Weighted Average	Amount or Range	Weighted Average
Corporate debt securities
Level 3 assets	$4,645		$4,527
Yield	2.0% to 21.0%	11.1%	2.0% to 29.0%	10.8%
Recovery rate	9.1% to 78.5%	57.7%	9.1% to 76.0%	59.1%
Duration (years)	1.6 to 5.4	3.7	1.4 to 6.4	3.8
Multiples	0.9x to 25.1x	7.6x	0.5x to 28.2x	6.9x
Securities backed by real estate
Level 3 assets	$1,060		$1,078
Yield	8.3% to 32.1%	17.7%	8.3% to 20.3%	13.1%
Recovery rate	52.0% to 58.6%	57.9%	55.1% to 61.0%	56.4%
Duration (years)	0.9 to 5.6	4.7	0.1 to 2.6	1.2
Other debt obligations
Level 3 assets	$322		$382
Yield	3.3% to 21.2%	4.4%	2.3% to 10.6%	3.2%
Duration (years)	0.9 to 5.8	3.1	0.9 to 9.3	4.8
Equity securities
Level 3 assets	$8,141		$7,915
Multiples	0.3x to 25.1x	9.5x	0.4x to 30.5x	10.1x
Discount rate/yield	2.2% to 39.2%	14.8%	2.0% to 35.0%	14.1%
Capitalization rate	3.5% to 11.5%	5.5%	3.5% to 14.0%	5.7%
In the table above:

•	Ranges represent the significant unobservable inputs that were used in the valuation of each type of investment.

•	Weighted averages are calculated by weighting each input by the relative fair value of the investment.

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

•
Increases in yield, discount rate, capitalization rate or duration used in the valuation of level 3 investments would have resulted in a lower fair value measurement, while increases in recovery rate or multiples would have resulted in a higher fair value measurement as of both March 2022 and December 2021. Due to the distinctive nature of each level 3 investment, the interrelationship of inputs is not necessarily uniform within each product type.

Goldman Sachs March 2022 Form 10-Q	32

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

Level 3 Rollforward
The table below presents a summary of the changes in fair value for level 3 investments.

	Three Months Ended March

$ in millions	2022	2021
Beginning balance	$13,902	$16,423
Net realized gains/(losses)	66	205
Net unrealized gains/(losses)	(1,116)	1,191
Purchases	277	397
Sales	(87)	(92)
Settlements	(594)	(812)
Transfers into level 3	2,087	901
Transfers out of level 3	(367)	(1,164)
Ending balance	$14,168	$17,049
In the table above:

•	Changes in fair value are presented for all investments that are classified in level 3 as of the end of the period.

•	Net unrealized gains/(losses) relates to investments that were still held at period-end.

•
Transfers between levels of the fair value hierarchy are reported at the beginning of the reporting period in which they occur. If an investment was transferred to level 3 during a reporting period, its entire gain or loss for the period is classified in level 3.

•	For level 3 investments, increases are shown as positive amounts, while decreases are shown as negative amounts.
The table below presents information, by product type, for investments included in the summary table above.

	Three Months Ended March

$ in millions	2022	2021
Corporate debt securities
Beginning balance	$4,527	$ 5,286
Net realized gains/(losses)	32	151
Net unrealized gains/(losses)	28	266
Purchases	100	159
Sales	(1)	(73)
Settlements	(419)	(435)
Transfers into level 3	422	519
Transfers out of level 3	(44)	(559)
Ending balance	$4,645	$ 5,314
Securities backed by real estate
Beginning balance	$1,078	$ 998
Net realized gains/(losses)	9	17
Net unrealized gains/(losses)	(152)	(4)
Purchases	30	48
Sales	(9)	–
Settlements	(41)	(107)
Transfers into level 3	145	87
Ending balance	$1,060	$ 1,039
Other debt obligations
Beginning balance	$ 382	$ 497
Net realized gains/(losses)	3	3
Net unrealized gains/(losses)	(3)	(1)
Purchases	21	30
Sales	(9)	(3)
Settlements	(72)	(3)
Ending balance	$ 322	$ 523
Equity securities
Beginning balance	$7,915	$ 9,642
Net realized gains/(losses)	22	34
Net unrealized gains/(losses)	(989)	930
Purchases	126	160
Sales	(68)	(16)
Settlements	(62)	(267)
Transfers into level 3	1,520	295
Transfers out of level 3	(323)	(605)
Ending balance	$8,141	$10,173
Level 3 Rollforward Commentary
Three Months Ended March 2022.
The net realized and unrealized losses on level 3 investments of

$
1.05 billion (reflecting $66 million of net realized gains and $1.12 billion of net unrealized losses) for the three months ended March 2022 included gains/(losses) of $(1.11) billion reported in other principal transactions and $61 million reported in interest income.
The net unrealized losses on level 3 investments for the three months ended March 2022 primarily reflected losses on certain equity securities and securities backed by real estate (in each case, principally driven by broad macroeconomic and geopolitical concerns).

33	Goldman Sachs March 2022 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Transfers into level 3 investments during the three months ended March 2022 primarily reflected transfers of certain equity securities from level 2 (principally due to reduced price transparency as a result of a lack of market evidence, including fewer market transactions in these instruments) and transfers of certain corporate debt securities from level 2 (principally due to certain unobservable yield and duration inputs becoming significant to the valuation of these instruments, and reduced price transparency as a result of a lack of market evidence, including fewer market transactions in these instruments).
Transfers out of level 3 investments during the three months ended March 2022 primarily reflected transfers of certain equity securities to level 2 (principally due to increased price transparency as a result of market evidence, including market transactions in these instruments).
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
held-to-maturity
securities by type and tenor.

$ in millions	Amortized Cost	Fair Value	Weighted Average Yield
As of March 2022
1 year to 5 years	$10,378	$10,359	2.32%
Total U.S. government obligations	10,378	10,359	2.32%
5 years to 10 years	3	3	3.14%
Greater than 10 years	205	206	0.81%
Total securities backed by real estate	208	209	0.85%
Total held-to-maturity securities	$10,586	$10,568	2.29%
As of December 2021
1 year to 5 years	$ 4,054	$ 4,200	2.30%
Total U.S. government obligations	4,054	4,200	2.30%
5 years to 10 years	3	3	2.78%
Greater than 10 years	642	670	1.03%
Total securities backed by real estate	645	673	1.04%
Total held-to-maturity securities	$ 4,699	$ 4,873	2.13%
In the table above:

•	Substantially all of the securities backed by real estate consist of securities backed by residential real estate.

•
As these securities are not accounted for at fair value, they are not included in the firm’s fair value hierarchy in Notes 4 through 10. Had these securities been included in the firm’s fair value hierarchy, U.S. government obligations would have been classified in level 1 and securities backed by real estate would have been primarily classified in level 2 of the fair value hierarchy as of both March 2022 and December 2021.

•
The weighted average yield for
held-to-maturity
securities is computed using the effective interest rate of each security at the end of the period, weighted based on the amortized cost of each security.

•	The gross unrealized gains were not material as of March 2022 and $175 million as of December 2021. The gross unrealized losses were not material as of both March 2022 and December 2021.

•
Held-to-maturity
securities are reviewed to determine if an allowance for credit losses should be recorded in the consolidated statements of earnings. The firm considers various factors in such determination, including market conditions, changes in issuer credit ratings, historical credit losses and sovereign guarantees. Provision for credit losses on such securities was not material during either the three months ended March 2022 or March 2021.

Goldman Sachs March 2022 Form 10-Q	34

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Note 9.
Loans

Loans includes (i) loans held for investment that are accounted for at amortized cost net of allowance for loan losses or at fair value under the fair value option and (ii) loans held for sale that are accounted for at the lower of cost or fair value. Interest on loans is recognized over the life of the loan and is recorded on an accrual basis.
The table below presents information about loans.

$ in millions	Amortized Cost	Fair Value	Held For Sale	Total
As of March 2022
Loan Type
Corporate	$ 54,480	$ 2,430	$1,291	$ 58,201
Wealth management	39,713	5,347	–	45,060
Commercial real estate	22,004	1,636	4,990	28,630
Residential real estate	14,590	430	1	15,021
Consumer:
Installment	4,053	–	–	4,053
Credit cards	10,585	–	–	10,585
Other	6,833	384	834	8,051
Total loans, gross	152,258	10,227	7,116	169,601
Allowance for loan losses	(4,086)	–	–	(4,086)
Total loans	$148,172	$10,227	$7,116	$165,515
As of December 2021
Loan Type
Corporate	$ 50,960	$ 2,492	$2,475	$ 55,927
Wealth management	38,062	5,936	–	43,998
Commercial real estate	21,150	1,588	3,145	25,883
Residential real estate	15,493	320	100	15,913
Consumer:
Installment	3,672	–	–	3,672
Credit cards	8,212	–	–	8,212
Other	5,958	433	2,139	8,530
Total loans, gross	143,507	10,769	7,859	162,135
Allowance for loan losses	(3,573)	–	–	(3,573)
Total loans	$139,934	$10,769	$7,859	$158,562
In the table above:

•	The increase in credit cards from December 2021 to March 2022 reflected approximately $2.0 billion relating to the firm’s acquisition of the General Motors co-branded credit card portfolio.

•
Loans held for investment that are accounted for at amortized cost include net deferred fees and costs, and unamortized premiums and discounts, which are amortized over the life of the loan. These amounts were less than 1% of loans accounted for at amortized cost as of both March 2022 and December 2021.

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

Credit Quality
Risk Assessment.
The firm’s risk assessment process includes evaluating the credit quality of its loans by the firm’s independent risk oversight and control function. For corporate loans and a majority of wealth management, real estate and other loans, the firm performs credit reviews which include initial and ongoing analyses of its borrowers, resulting in an internal credit rating. A credit review is an analysis of the capacity and willingness of a borrower to meet its financial obligations and is performed on an annual basis or more frequently if circumstances change that indicate that a review may be necessary. The determination of internal credit ratings also incorporates assumptions with respect to the nature of and outlook for the borrower’s industry and the economic environment.

35	Goldman Sachs March 2022 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The table below presents gross loans by an internally determined public rating agency equivalent or other credit metrics and the concentration of secured and unsecured loans.

$ in millions	Investment- Grade	Non-Investment- Grade	Other Metrics/ Unrated	Total
As of March 2022
Accounting Method
Amortized cost	$53,100	$78,662	$20,496	$152,258
Fair value	2,217	4,633	3,377	10,227
Held for sale	2,427	4,559	130	7,116
Total	$57,744	$87,854	$24,003	$169,601
Loan Type
Corporate	$16,101	$42,051	$ 49	$ 58,201
Wealth management	32,008	6,076	6,976	45,060
Real estate:
Commercial	4,550	23,786	294	28,630
Residential	1,739	12,329	953	15,021
Consumer:
Installment	–	–	4,053	4,053
Credit cards	–	–	10,585	10,585
Other	3,346	3,612	1,093	8,051
Total	$57,744	$87,854	$24,003	$169,601
Secured	86%	93%	35%	82%
Unsecured	14%	7%	65%	18%
Total	100%	100%	100%	100%
As of December 2021
Accounting Method
Amortized cost	$50,923	$75,179	$17,405	$143,507
Fair value	2,301	4,634	3,834	10,769
Held for sale	1,650	4,747	1,462	7,859
Total	$54,874	$84,560	$22,701	$162,135
Loan Type
Corporate	$15,370	$40,389	$ 168	$ 55,927
Wealth management	31,476	5,730	6,792	43,998
Real estate:
Commercial	3,986	21,523	374	25,883
Residential	1,112	13,779	1,022	15,913
Consumer:
Installment	–	–	3,672	3,672
Credit cards	–	–	8,212	8,212
Other	2,930	3,139	2,461	8,530
Total	$54,874	$84,560	$22,701	$162,135
Secured	85%	92%	36%	82%
Unsecured	15%	8%	64%	18%
Total	100%	100%	100%	100%
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

The firm also assigns a regulatory risk rating to its loans based on the definitions provided by the U.S. federal bank regulatory agencies. Total loans included 93% of loans as of March 2022 and 92% of loans as of December 2021 that were rated pass/non-criticized.

Goldman Sachs March 2022 Form 10-Q	36

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Vintage.
The tables below present gross loans accounted for at amortized cost (excluding installment and credit card loans) by an internally determined public rating agency equivalent or other credit metrics and origination year for term loans.

	As of March 2022

$ in millions	Investment- Grade	Non-Investment- Grade	Other Metrics/ Unrated	Total
2022	$ 497	$ 1,684	$ –	$ 2,181
2021	4,563	10,361	–	14,924
2020	1,863	4,351	–	6,214
2019	457	3,836	–	4,293
2018	1,844	2,451	–	4,295
2017 or earlier	979	3,570	–	4,549
Revolving	4,912	13,100	12	18,024
Corporate	15,115	39,353	12	54,480
2022	501	251	298	1,050
2021	1,495	1,128	1,238	3,861
2020	570	289	–	859
2019	536	241	–	777
2018	348	38	–	386
2017 or earlier	578	664	–	1,242
Revolving	26,717	2,200	2,621	31,538
Wealth management	30,745	4,811	4,157	39,713
2022	–	1,435	49	1,484
2021	442	4,123	–	4,565
2020	95	1,841	–	1,936
2019	51	1,200	–	1,251
2018	206	784	–	990
2017 or earlier	756	1,089	6	1,851
Revolving	804	9,082	41	9,927
Commercial real estate	2,354	19,554	96	22,004
2022	547	58	56	661
2021	91	1,415	243	1,749
2020	224	508	98	830
2019	–	–	134	134
2018	–	73	156	229
2017 or earlier	7	63	113	183
Revolving	821	9,963	20	10,804
Residential real estate	1,690	12,080	820	14,590
2022	–	49	29	78
2021	–	726	205	931
2020	–	52	355	407
2019	–	22	17	39
2018	–	21	7	28
2017 or earlier	–	5	7	12
Revolving	3,196	1,989	153	5,338
Other	3,196	2,864	773	6,833
Total	$53,100	$78,662	$5,858	$137,620
Percentage of total	39%	57%	4%	100%

	As of December 2021

$ in millions	Investment- Grade	Non-Investment- Grade	Other Metrics/ Unrated	Total
2021	$ 4,687	$10,424	$ 52	$ 15,163
2020	1,911	4,561	7	6,479
2019	451	3,949	–	4,400
2018	1,842	2,901	–	4,743
2017	733	1,857	–	2,590
2016 or earlier	274	1,693	–	1,967
Revolving	3,800	11,744	74	15,618
Corporate	13,698	37,129	133	50,960
2021	1,405	1,186	1,265	3,856
2020	558	287	–	845
2019	537	352	–	889
2018	334	38	–	372
2017	380	31	–	411
2016 or earlier	565	243	–	808
Revolving	26,349	2,127	2,405	30,881
Wealth management	30,128	4,264	3,670	38,062
2021	334	4,084	94	4,512
2020	127	1,890	–	2,017
2019	52	1,336	–	1,388
2018	207	829	–	1,036
2017	398	624	–	1,022
2016 or earlier	405	583	7	995
Revolving	1,768	8,412	–	10,180
Commercial real estate	3,291	17,758	101	21,150
2021	113	1,944	253	2,310
2020	260	557	103	920
2019	–	–	173	173
2018	–	84	165	249
2017	8	65	119	192
2016 or earlier	–	1	56	57
Revolving	673	10,919	–	11,592
Residential real estate	1,054	13,570	869	15,493
2021	–	694	261	955
2020	–	59	378	437
2019	–	25	19	44
2018	–	30	–	30
2017	–	5	8	13
Revolving	2,752	1,645	82	4,479
Other	2,752	2,458	748	5,958
Total	$50,923	$75,179	$5,521	$131,623
Percentage of total	39%	57%	4%	100%
In the tables above, revolving loans which converted to term loans were $453 million as of March 2022 and were not material as of December 2021.

37	Goldman Sachs March 2022 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The table below presents gross installment loans by refreshed FICO credit scores and origination year and gross credit card loans by refreshed FICO credit scores.

$ in millions	Greater than or equal to 660	Less than 660	Total
As of March 2022
2022	$ 975	$ 8	$ 983
2021	1,763	69	1,832
2020	528	37	565
2019	381	48	429
2018	187	31	218
2017 or earlier	21	5	26
Installment	3,855	198	4,053
Credit cards	7,810	2,775	10,585
Total	$11,665	$2,973	$14,638
Percentage of total:
Installment	95%	5%	100%
Credit cards	74%	26%	100%
Total	80%	20%	100%
As of December 2021
2021	$ 2,017	$ 42	$ 2,059
2020	665	40	705
2019	508	61	569
2018	257	42	299
2017	32	7	39
2016	1	–	1
Installment	3,480	192	3,672
Credit cards	6,100	2,112	8,212
Total	$ 9,580	$2,304	$11,884
Percentage of total:
Installment	95%	5%	100%
Credit cards	74%	26%	100%
Total	81%	19%	100%
In the table above, credit card loans consist of revolving lines of credit.
Credit Concentrations.
The table below presents the concentration of gross loans by region.

$ in millions	Carrying Value	Americas	EMEA	Asia	Total
As of March 2022
Corporate	$ 58,201	56%	35%	9%	100%
Wealth management	45,060	88%	10%	2%	100%
Commercial real estate	28,630	80%	15%	5%	100%
Residential real estate	15,021	91%	7%	2%	100%
Consumer:
Installment	4,053	100%	–	–	100%
Credit cards	10,585	100%	–	–	100%
Other	8,051	85%	15%	–	100%
Total	$169,601	77%	18%	5%	100%
As of December 2021
Corporate	$ 55,927	54%	38%	8%	100%
Wealth management	43,998	87%	10%	3%	100%
Commercial real estate	25,883	80%	15%	5%	100%
Residential real estate	15,913	95%	2%	3%	100%
Consumer:
Installment	3,672	100%	–	–	100%
Credit cards	8,212	100%	–	–	100%
Other	8,530	84%	15%	1%	100%
Total	$162,135	76%	19%	5%	100%
In the table above:

•	EMEA represents Europe, Middle East and Africa.

•
The top five industry concentrations for corporate loans as of March 2022 were 20% for funds (21% as of December 2021), 18% for technology, media & telecommunications (18% as of December 2021), 13% for diversified industrials (13% as of December 2021), 9% for natural resources & utilities (9% as of December 2021), and 8% for financial institutions (8% as of December 2021).

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
In certain circumstances, the firm may modify the original terms of a loan agreement by granting a concession to a borrower experiencing financial difficulty, typically in the form of a modification of loan covenants, but may also include forbearance of interest or principal, payment extensions or interest rate reductions. These modifications, to the extent significant, are considered TDRs. Loan modifications that extend payment terms for a period of less than 90 days are generally considered insignificant and therefore not reported as TDRs.

Goldman Sachs March 2022 Form 10-Q	38

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The table below presents information about past due loans.

$ in millions	30-89 days	90 days or more	Total
As of March 2022
Corporate	$ 84	$140	$ 224
Wealth management	70	65	135
Commercial real estate	18	329	347
Residential real estate	3	3	6
Consumer:
Installment	19	7	26
Credit cards	138	106	244
Other	24	5	29
Total	$356	$655	$1,011
Total divided by gross loans at amortized cost			0.7%
As of December 2021
Corporate	$ 5	$ 90	$ 95
Wealth management	–	20	20
Commercial real estate	7	143	150
Residential real estate	3	4	7
Consumer:
Installment	20	7	27
Credit cards	86	71	157
Other	15	3	18
Total	$136	$338	$ 474
Total divided by gross loans at amortized cost			0.3%
The table below presents information about nonaccrual loans.

	As of

$ in millions	March 2022	December 2021
Corporate	$1,861	$1,559
Wealth management	127	21
Commercial real estate	862	841
Residential real estate	5	5
Installment	39	43
Other	1	–
Total	$2,895	$2,469
Total divided by gross loans at amortized cost	1.9%	1.7%
In the table above:

•	Nonaccrual loans included $630 million as of March 2022 and $254 million as of December 2021 of loans that were 30 days or more past due.

•	Loans that were 90 days or more past due and still accruing were not material as of both March 2022 and December 2021.

•
Nonaccrual loans included $256 million as of March 2022 and $267 million as of December 2021 of corporate and commercial real estate loans that were modified in a TDR. The firm’s lending commitments related to these loans were not material as of both March 2022 and December 2021. Installment loans that were modified in a TDR were not material as of both March 2022 and December 2021.

•	Allowance for loan losses as a percentage of total nonaccrual loans was 141.1% as of March 2022 and 144.7% as of December 2021.
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

39	Goldman Sachs March 2022 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Management’s estimate of credit losses entails judgment about the expected life of the loan and loan collectability at the reporting dates, and there are uncertainties inherent in those judgments. The allowance for credit losses is subject to a governance process that involves review and approval by senior management within the firm’s independent risk oversight and control functions. Personnel within the firm’s independent risk oversight and control functions are responsible for forecasting the economic variables that underlie the economic scenarios that are used in the modeling of expected credit losses. While management uses the best information available to determine this estimate, future adjustments to the allowance may be necessary based on, among other things, changes in the economic environment or variances between actual results and the original assumptions used.
The table below presents gross loans and lending commitments accounted for at amortized cost by portfolio.

	As of

	March 2022		December 2021

$ in millions	Loans	Lending Commitments	Loans	Lending Commitments
Wholesale
Corporate	$ 54,480	$143,139	$ 50,960	$143,296
Wealth management	39,713	4,809	38,062	4,091
Commercial real estate	22,004	3,540	21,150	4,306
Residential real estate	14,590	2,800	15,493	3,317
Other	6,833	5,930	5,958	6,169
Consumer
Installment	4,053	16	3,672	9
Credit cards	10,585	53,481	8,212	35,932
Total	$152,258	$213,715	$143,507	$197,120
In the table above:

•
Wholesale loans included $2.86 billion as of March 2022 and $2.43 billion as of December 2021 of nonaccrual loans for which the allowance for credit losses was measured on an asset-specific basis. The allowance for credit losses on these loans was $551 million as of March 2022 and $543 million as of December 2021. These loans included $367 million as of March 2022 and $140 million as of December 2021 of loans which did not require a reserve as the loan was deemed to be recoverable.

•
Credit card lending commitments included $53.48 billion as of March 2022 and $33.97 billion as of December 2021 related to credit card lines issued by the firm to consumers. These credit card lines are cancellable by the firm. The increase in credit card lending commitments from December 2021 to March 2022 reflected approximately $15.0 billion relating to the firm’s acquisition of the General Motors co-branded credit card portfolio. In addition, credit card lending commitments as of December 2021 included a commitment of approximately
$2.0
billion to acquire the outstanding credit card loans related to the General Motors co-branded credit card portfolio.
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
Wholesale loans are charged off against the allowance for loan losses when deemed to be uncollectible.

Goldman Sachs March 2022 Form 10-Q	40

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
Installment loans are charged off when they are 120 days past due. Credit card loans are charged off when they are 180 days past due.
Allowance for Credit Losses Rollforward
The table below presents information about the allowance for credit losses.

$ in millions	Wholesale	Consumer	Total
Three Months Ended March 2022
Allowance for loan losses
Beginning balance	$2,135	$1,438	$3,573
Net charge-offs	(86)	(68)	(154)
Provision	257	416	673
Other	(6)	–	(6)
Ending balance	$2,300	$1,786	$4,086
Allowance ratio	1.7%	12.2%	2.7%
Net charge-off ratio	0.3%	2.1%	0.4%
Allowance for losses on lending commitments
Beginning balance	$ 589	$ 187	$ 776
Provision	73	(185)	(112)
Ending balance	$ 662	$ 2	$ 664
Three Months Ended March 2021
Allowance for loan losses
Beginning balance	$2,584	$1,290	$3,874
Net charge-offs	(17)	(61)	(78)
Provision	(130)	(122)	(252)
Other	(29)	–	(29)
Ending balance	$2,408	$1,107	$3,515
Allowance ratio	2.4%	14.1%	3.3%
Net charge-off ratio	0.1%	3.1%	0.3%
Allowance for losses on lending commitments
Beginning balance	$ 557	$ –	$ 557
Provision	2	180	182
Other	(18)	–	(18)
Ending balance	$ 541	$ 180	$ 721
In the table above:

•	Other primarily represents the reduction to the allowance related to loans and lending commitments transferred to held for sale.

•	The allowance ratio is calculated by dividing the allowance for loan losses by gross loans accounted for at amortized cost.

•	The net charge-off ratio is calculated by dividing annualized net charge-offs by average gross loans accounted for at amortized cost.
Allowance for Credit Losses Commentary
Three Months Ended March 2022.
The allowance for credit losses increased by $401 million during the three months ended March 2022.
The provision for credit losses reflected growth in the firm’s lending portfolios (primarily in credit cards) and the impact of macroeconomic and geopolitical concerns. In addition, the provision for credit losses for wholesale loans was impacted by asset-specific provisions primarily related to borrowers in the real estate and consumer & retail industries. Net charge-offs for the three months ended March 2022 for wholesale loans were primarily related to corporate loans and net charge-offs for consumer loans were primarily related to credit cards.

41	Goldman Sachs March 2022 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Forecast model inputs as of March 2022.
When modeling expected credit losses, the firm employs a weighted, multi-scenario forecast, which includes baseline, adverse and favorable economic scenarios. As of March 2022, this multi-scenario forecast was primarily weighted towards the baseline economic scenario.
The table below presents the forecasted U.S. unemployment and U.S. GDP growth rates used in the baseline economic scenario of the forecast model.

As of March 2022
U.S. unemployment rate
Forecast for the quarter ended:
June 2022	3.6%
December 2022	3.5%
June 2023	3.4%
Growth in U.S. GDP
Forecast for the year:
2022	3.3%
2023	2.0%
2024	1.8%
In addition, in the adverse economic scenario in the firm’s forecast model, the U.S. unemployment rate peaks at approximately 8.7% during the second quarter of 2023 and the maximum decline in the quarterly U.S. GDP relative to the first quarter of 2022 is approximately 2.4%, which occurs during the second quarter of 2023.
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
The provision for credit losses for wholesale and consumer loans and lending commitments reflected a reserve reduction driven by improved broader economic conditions and lower credit loss expectations, partially offset by growth in the firm’s wholesale and consumer lending portfolios, including a provision for credit losses of $180 million relating to the commitment to acquire the General Motors co-branded
credit card portfolio.
Net charge-offs for the three months ended March 2021 for wholesale loans were primarily related to corporate loans and net charge-offs for consumer loans were primarily related to installment loans.
Fair Value of Loans by Level
The table below presents loans held for investment accounted for at fair value under the fair value option by level within the fair value hierarchy.

$ in millions	Level 1	Level 2	Level 3	Total
As of March 2022
Loan Type
Corporate	$ –	$1,476	$ 954	$ 2,430
Wealth management	–	5,285	62	5,347
Commercial real estate	–	654	982	1,636
Residential real estate	–	276	154	430
Other	–	45	339	384
Total	$ –	$7,736	$2,491	$10,227
As of December 2021
Loan Type
Corporate	$ –	$1,655	$ 837	$ 2,492
Wealth management	–	5,873	63	5,936
Commercial real estate	–	605	983	1,588
Residential real estate	–	115	205	320
Other	–	167	266	433
Total	$ –	$8,415	$2,354	$10,769
The gains/(losses) as a result of changes in the fair value of loans held for investment for which the fair value option was elected were $(116) million for the three months ended March 2022 and $92 million for the three months ended March 2021. These gains/(losses) were included in other principal transactions.
See Note 4 for an overview of the firm’s fair value measurement policies and the valuation techniques and significant inputs used to determine the fair value of loans.

Goldman Sachs March 2022 Form 10-Q	42

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Significant Unobservable Inputs
The table below presents the amount of level 3 loans, and ranges and weighted averages of significant unobservable inputs used to value such loans.

	As of March 2022		As of December 2021

$ in millions	Amount or Range	Weighted Average	Amount or Range	Weighted Average
Corporate
Level 3 assets	$954		$837
Yield	1.5% to 35.0%	9.9%	1.5% to 55.6%	14.9%
Recovery rate	7.3% to 95.0%	38.8%	15.0% to 92.0%	40.8%
Duration (years)	0.7 to 9.5	3.4	0.9 to 6.8	2.7
Commercial real estate
Level 3 assets	$982		$983
Yield	3.1% to 18.7%	12.4%	3.2% to 18.7%	12.6%
Recovery rate	6.3% to 99.5%	46.9%	4.1% to 99.5%	41.4%
Duration (years)	0.6 to 3.9	2.1	0.4 to 4.0	1.7
Residential real estate
Level 3 assets	$154		$205
Yield	8.0% to 20.0%	15.6%	2.1% to 20.0%	16.1%
Duration (years)	0.6 to 2.7	1.2	0.1 to 2.4	1.0
Wealth management and other
Level 3 assets	$401		$329
Yield	4.4% to 18.7%	8.1%	3.6% to 18.7%	7.1%
Duration (years)	2.9 to 5.3	3.6	2.9 to 5.5	3.6
In the table above:

•	Ranges represent the significant unobservable inputs that were used in the valuation of each type of loan.

•	Weighted averages are calculated by weighting each input by the relative fair value of the loan.

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

•
Increases in yield or duration used in the valuation of level 3 loans would have resulted in a lower fair value measurement, while increases in recovery rate would have resulted in a higher fair value measurement as of both March 2022 and December 2021. Due to the distinctive nature of each level 3 loan, the interrelationship of inputs is not necessarily uniform within each product type.

•	Loans are valued using discounted cash flows.
Level 3 Rollforward
The table below presents a summary of the changes in fair value for level 3 loans.

	Three Months Ended March

$ in millions	2022	2021
Beginning balance	$2,354	$2,678
Net realized gains/(losses)	57	26
Net unrealized gains/(losses)	(82)	(11)
Purchases	129	31
Settlements	(203)	(164)
Transfers into level 3	279	84
Transfers out of level 3	(43)	(113)
Ending balance	$2,491	$2,531
In the table above:

•	Changes in fair value are presented for loans that are classified in level 3 as of the end of the period.

•	Net unrealized gains/(losses) relates to loans that were still held at period-end.

•	Purchases includes originations and secondary purchases.

•
Transfers between levels of the fair value hierarchy are reported at the beginning of the reporting period in which they occur. If a loan was transferred to level 3 during a reporting period, its entire gain or loss for the period is classified in level 3.

43	Goldman Sachs March 2022 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The table below presents information, by loan type, for loans included in the summary table above.

	Three Months Ended March

$ in millions	2022	2021
Corporate
Beginning balance	$837	$ 929
Net realized gains/(losses)	11	6
Net unrealized gains/(losses)	(30)	6
Purchases	42	22
Settlements	(54)	(33)
Transfers into level 3	184	84
Transfers out of level 3	(36)	(38)
Ending balance	$954	$ 976
Commercial real estate
Beginning balance	$983	$1,104
Net realized gains/(losses)	35	7
Net unrealized gains/(losses)	(37)	(14)
Purchases	53	8
Settlements	(55)	(73)
Transfers into level 3	9	–
Transfers out of level 3	(6)	(4)
Ending balance	$982	$1,028
Residential real estate
Beginning balance	$205	$ 260
Net realized gains/(losses)	1	3
Net unrealized gains/(losses)	(5)	(1)
Settlements	(66)	(15)
Transfers into level 3	19	–
Transfers out of level 3	–	(71)
Ending balance	$154	$ 176
Wealth management and other
Beginning balance	$329	$ 385
Net realized gains/(losses)	10	10
Net unrealized gains/(losses)	(10)	(2)
Purchases	34	1
Settlements	(28)	(43)
Transfers into level 3	67	–
Transfers out of level 3	(1)	–
Ending balance	$401	$ 351
Level 3 Rollforward Commentary
Three Months Ended March 2022.
The net realized and unrealized losses on level 3 loans of $25 million (reflecting $57 million of net realized gains and $82 million of net unrealized losses) for the three months ended March 2022 included gains/(losses) of $(38) million reported in other principal transactions and $13 million reported in interest income.
The drivers of the net unrealized losses on level 3 loans for the three months ended March 2022 were not material.
Transfers into level 3 loans during the three months ended March 2022 primarily reflected transfers of certain corporate loans from level 2 (principally due to reduced price transparency as a result of a lack of market evidence, including fewer market transactions in these instruments, and certain unobservable yield and duration inputs becoming significant to the valuation of these instruments).
The drivers of transfers out of level 3 loans during the three months ended March 2022 were not material.
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

	Carrying Value	Estimated Fair Value
$ in millions		Level 2	Level 3	Total
As of March 2022
Amortized cost	$148,172	$85,089	$64,851	$149,940
Held for sale	$ 7,116	$ 6,180	$ 940	$ 7,120
As of December 2021
Amortized cost	$139,934	$87,676	$54,127	$141,803
Held for sale	$ 7,859	$ 5,970	$ 1,917	$ 7,887

Goldman Sachs March 2022 Form 10-Q	44

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

$ in millions	Level 1	Level 2	Level 3	Total
As of March 2022
Assets
Resale agreements	$ –	$ 262,060	$ –	$ 262,060
Securities borrowed	–	37,724	–	37,724
Customer and other receivables	–	31	–	31
Total	$ –	$ 299,815	$ –	$ 299,815
Liabilities
Deposits	$ –	$ (30,309)	$ (3,244)	$ (33,553)
Repurchase agreements	–	(164,569)	–	(164,569)
Securities loaned	–	(9,055)	–	(9,055)
Other secured financings	–	(14,477)	(2,589)	(17,066)
Unsecured borrowings:
Short-term	–	(26,969)	(7,028)	(33,997)
Long-term	–	(47,678)	(10,670)	(58,348)
Other liabilities	–	(30)	(97)	(127)
Total	$ –	$(293,087)	$(23,628)	$(316,715)
As of December 2021
Assets
Resale agreements	$ –	$ 205,703	$ –	$ 205,703
Securities borrowed	–	39,955	–	39,955
Customer and other receivables	–	42	–	42
Total	$ –	$ 245,700	$ –	$ 245,700
Liabilities
Deposits	$ –	$ (31,812)	$ (3,613)	$ (35,425)
Repurchase agreements	–	(165,883)	–	(165,883)
Securities loaned	–	(9,170)	–	(9,170)
Other secured financings	–	(14,508)	(2,566)	(17,074)
Unsecured borrowings:
Short-term	–	(22,003)	(7,829)	(29,832)
Long-term	–	(42,977)	(9,413)	(52,390)
Other liabilities	–	(213)	(146)	(359)
Total	$ –	$ (286,566)	$ (23,567)	$ (310,133)
In the table above, other financial assets are shown as positive amounts and other financial liabilities are shown as negative amounts.
See Note 4 for an overview of the firm’s fair value measurement policies and the valuation techniques and significant inputs used to determine the fair value of other financial assets and liabilities.

45	Goldman Sachs March 2022 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Significant Unobservable Inputs
See below for information about the significant unobservable inputs used to value level 3 other financial liabilities at fair value as of both March 2022 and December 2021.
Other Secured Financings.
The ranges and weighted averages of significant unobservable inputs used to value level 3 other secured financings are presented below. These ranges and weighted averages exclude unobservable inputs that are only relevant to a single instrument, and therefore are not meaningful.
As of March 2022:

•	Yield: 2.0% to 6.4% (weighted average: 3.0%)

•	Duration: 0.4 to 6.8 years (weighted average: 3.4 years)
As of December 2021:

•	Yield: 1.3% to 6.4% (weighted average: 2.1%)

•	Duration: 0.6 to 7.1 years (weighted average: 3.7 years)
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
Level 3 Rollforward
The table below presents a summary of the changes in fair value for level 3 other financial liabilities accounted for at fair value.

	Three Months Ended March

$ in millions	2022	2021
Beginning balance	$(23,567)	$(28,058)
Net realized gains/(losses)	(166)	(146)
Net unrealized gains/(losses)	2,075	375
Issuances	(5,175)	(8,645)
Settlements	3,801	7,070
Transfers into level 3	(1,907)	(641)
Transfers out of level 3	1,311	2,254
Ending balance	$(23,628)	$(27,791)
In the table above:

•	Changes in fair value are presented for all other financial liabilities that are classified in level 3 as of the end of the period.

•	Net unrealized gains/(losses) relates to other financial liabilities that were still held at period-end.

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

Goldman Sachs March 2022 Form 10-Q	46

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The table below presents information, by the consolidated balance sheet line items, for liabilities included in the summary table above.

	Three Months Ended March

$ in millions	2022	2021
Deposits
Beginning balance	$ (3,613)	$ (4,221)
Net realized gains/(losses)	(5)	(7)
Net unrealized gains/(losses)	145	(2)
Issuances	(183)	(93)
Settlements	379	307
Transfers into level 3	(8)	(27)
Transfers out of level 3	41	59
Ending balance	$ (3,244)	$ (3,984)
Repurchase agreements
Beginning balance	$ –	$ (2)
Settlements	–	1
Ending balance	$ –	$ (1)
Other secured financings
Beginning balance	$ (2,566)	$ (3,474)
Net realized gains/(losses)	(3)	3
Net unrealized gains/(losses)	12	36
Issuances	(39)	(66)
Settlements	104	99
Transfers into level 3	(190)	(266)
Transfers out of level 3	93	444
Ending balance	$ (2,589)	$ (3,224)
Unsecured short-term borrowings
Beginning balance	$ (7,829)	$ (7,523)
Net realized gains/(losses)	(76)	(74)
Net unrealized gains/(losses)	546	(62)
Issuances	(2,880)	(6,891)
Settlements	2,684	3,607
Transfers into level 3	(395)	(202)
Transfers out of level 3	922	899
Ending balance	$ (7,028)	$(10,246)
Unsecured long-term borrowings
Beginning balance	$ (9,413)	$(12,576)
Net realized gains/(losses)	(82)	(76)
Net unrealized gains/(losses)	1,323	300
Issuances	(2,073)	(1,587)
Settlements	634	3,056
Transfers into level 3	(1,314)	(146)
Transfers out of level 3	255	852
Ending balance	$(10,670)	$(10,177)
Other liabilities
Beginning balance	$ (146)	$ (262)
Net realized gains/(losses)	–	8
Net unrealized gains/(losses)	49	103
Issuances	–	(8)
Ending balance	$ (97)	$ (159)
Level 3 Rollforward Commentary
Three Months Ended March 2022.
The net realized and unrealized gains on level 3 other financial liabilities of $1.91 billion (reflecting $166 million of net realized losses and $2.08 billion of net unrealized gains) for the three months ended March 2022 included gains/(losses) of $1.63 billion reported in market making, $29 million reported in other principal transactions and $(3) million reported in interest expense in the consolidated statements of earnings, and $257 million reported in debt valuation adjustment in the consolidated statements of comprehensive income.
The net unrealized gains on level 3 other financial liabilities for the three months ended March 2022 primarily reflected gains on certain hybrid financial instruments included in unsecured long- and short-term borrowings (principally due to a decrease in global equity prices and an increase in interest rates).
Transfers into level 3 other financial liabilities during the three months ended March 2022 primarily reflected transfers of certain hybrid financial instruments included in unsecured long- and short-term borrowings from level 2 (principally due to reduced price transparency of certain volatility inputs used to value these instruments) and transfers of certain other secured financings from level 2 (principally due to reduced price transparency of certain yield and duration inputs used to value these instruments).
Transfers out of level 3 other financial liabilities during the three months ended March 2022 primarily reflected transfers of certain hybrid financial instruments included in unsecured short- and long-term borrowings to level 2 (principally due to increased price transparency of certain volatility inputs used to value these instruments).
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

47	Goldman Sachs March 2022 Form 10-Q

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

	Three Months Ended March

$ in millions	2022	2021
Unsecured short-term borrowings	$1,705	$ (960)
Unsecured long-term borrowings	2,547	(229)
Other	330	106
Total	$4,582	$(1,083)
In the table above:

•	Gains/(losses) were substantially all included in market making.

•
Gains/(losses) exclude contractual interest, which is included in interest income and interest expense, for all instruments other than hybrid financial instruments. See Note 23 for further information about interest income and interest expense.

•
Gains/(losses) included in unsecured short- and long-term borrowings were substantially all related to the embedded derivative component of hybrid financial instruments for both the three months ended March 2022 and March 2021. These gains and losses would have been recognized under other U.S. GAAP even if the firm had not elected to account for the entire hybrid financial instrument at fair value.

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
Long-Term Debt Instruments
The aggregate contractual principal amount of long-term other secured financings, for which the fair value option was elected, exceeded the related fair value by $142 million as of March 2022. The related amount was not material as of December 2021.
The aggregate contractual principal amount of unsecured long-term borrowings, for which the fair value option was elected, exceeded the related fair value by $1.74 billion as of March 2022. The related amount was not material as of December 2021.
These debt instruments include both principal-protected and non-principal-protected long-term borrowings.
Debt Valuation Adjustment
The firm calculates the fair value of financial liabilities for which the fair value option is elected by discounting future cash flows at a rate which incorporates the firm’s credit spreads.
The table below presents information about the net debt valuation adjustment (DVA) gains/(losses) on financial liabilities for which the fair value option was elected.

	Three Months Ended March

$ in millions	2022	2021
Pre-tax DVA	$993	$(29)
After tax DVA	$740	$(19)
In the table above:

•	After tax DVA is included in debt valuation adjustment in the consolidated statements of comprehensive income.

•
The gains/(losses) reclassified to market making in the consolidated statements of earnings from accumulated other comprehensive income/(loss) upon extinguishment of such financial liabilities were not material for both the three months ended March 2022 and March 2021.

Goldman Sachs March 2022 Form 10-Q	48

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Loans and Lending Commitments
The table below presents the difference between the aggregate fair value and the aggregate contractual principal amount for loans (included in trading assets and loans in the consolidated balance sheets) for which the fair value option was elected.

	As of

$ in millions	March 2022	December 2021
Performing loans
Aggregate contractual principal in excess of fair value	$1,509	$1,373
Loans on nonaccrual status and/or more than 90 days past due
Aggregate contractual principal in excess of fair value	$7,580	$8,600
Aggregate fair value	$3,301	$3,559
In the table above, the aggregate contractual principal amount of loans on nonaccrual status and/or more than 90 days past due (which excludes loans carried at zero fair value and considered uncollectible) exceeds the related fair value primarily because the firm regularly purchases loans, such as distressed loans, at values significantly below the contractual principal amounts.
The fair value of unfunded lending commitments for which the fair value option was elected was a liability of $41 million as of March 2022 and $20 million as of December 2021, and the related total contractual amount of these lending commitments was $426 million as of March 2022 and $611 million as of December 2021. See Note 18 for further information about lending commitments.
Impact of Credit Spreads on Loans and Lending Commitments
The estimated net gain/(loss) attributable to changes in instrument-specific credit spreads on loans and lending commitments for which the fair value option was elected was $(2) million for the three months ended March 2022 and $132 million for the three months ended March 2021. The firm generally calculates the fair value of loans and lending commitments for which the fair value option is elected by discounting future cash flows at a rate which incorporates the instrument-specific credit spreads. For floating-rate loans and lending commitments, substantially all changes in fair value are attributable to changes in instrument-specific credit spreads, whereas for fixed-rate loans and lending commitments, changes in fair value are also attributable to changes in interest rates.
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

49	Goldman Sachs March 2022 Form 10-Q

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
Substantially all of securities borrowed and loaned within Equities financing are recorded based on the amount of cash collateral advanced or received plus accrued interest. The firm also reviews such securities borrowed to determine if an allowance for credit losses should be recorded by taking into consideration the fair value of collateral received. As these agreements generally can be terminated on demand, they exhibit little, if any, sensitivity to changes in interest rates. Therefore, the carrying value of such agreements approximates fair value. As these agreements are not accounted for at fair value, they are not included in the firm’s fair value hierarchy in Notes 4 through 10. Had these agreements been included in the firm’s fair value hierarchy, they would have been classified in level 2 as of both March 2022 and December 2021.
Offsetting Arrangements
The table below presents resale and repurchase agreements and securities borrowed and loaned transactions included in the consolidated balance sheets, as well as the amounts not offset in the consolidated balance sheets.

	Assets		Liabilities

$ in millions	Resale agreements	Securities borrowed	Repurchase agreements	Securities loaned
As of March 2022
Included in the consolidated balance sheets
Gross carrying value	$ 341,884	$ 204,551	$ 244,393	$ 56,970
Counterparty netting	(79,824)	(13,195)	(79,824)	(13,195)
Total	262,060	191,356	164,569	43,775
Amounts not offset
Counterparty netting	(37,578)	(10,314)	(37,578)	(10,314)
Collateral	(216,800)	(168,522)	(119,602)	(33,151)
Total	$ 7,682	$ 12,520	$ 7,389	$ 310
As of December 2021
Included in the consolidated balance sheets
Gross carrying value	$ 334,725	$ 190,197	$ 294,905	$ 57,931
Counterparty netting	(129,022)	(11,426)	(129,022)	(11,426)
Total	205,703	178,771	165,883	46,505
Amounts not offset
Counterparty netting	(27,376)	(12,822)	(27,376)	(12,822)
Collateral	(173,915)	(157,752)	(134,465)	(33,143)
Total	$ 4,412	$ 8,197	$ 4,042	$ 540
In the table above:

•	Substantially all of the gross carrying values of these arrangements are subject to enforceable netting agreements.

•	Where the firm has received or posted collateral under credit support agreements, but has not yet determined such agreements are enforceable, the related collateral has not been netted.

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

•
Securities borrowed included in the consolidated balance sheets of $37.72 billion as of March 2022 and $39.96 billion as of December 2021, and securities loaned of $9.06 billion as of March 2022 and $9.17 billion as of December 2021 were at fair value under the fair value option. See Note 10 for further information about securities borrowed and securities loaned accounted for at fair value.

Goldman Sachs March 2022 Form 10-Q	50

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Gross Carrying Value of Repurchase Agreements and Securities Loaned
The table below presents the gross carrying value of repurchase agreements and securities loaned by class of collateral pledged.

$ in millions	Repurchase agreements	Securities loaned
As of March 2022
Money market instruments	$ 997	$ –
U.S. government and agency obligations	125,335	779
Non-U.S. government and agency obligations	90,495	1,470
Securities backed by commercial real estate	403	–
Securities backed by residential real estate	425	–
Corporate debt securities	14,880	317
State and municipal obligations	14	11
Other debt obligations	224	–
Equity securities	11,620	54,393
Total	$244,393	$56,970
As of December 2021
Money market instruments	$ 328	$ 14
U.S. government and agency obligations	132,049	503
Non-U.S. government and agency obligations	126,397	1,254
Securities backed by commercial real estate	362	–
Securities backed by residential real estate	919	–
Corporate debt securities	11,034	510
State and municipal obligations	248	–
Other debt obligations	374	–
Equity securities	23,194	55,650
Total	$294,905	$57,931
The table below presents the gross carrying value of repurchase agreements and securities loaned by maturity.

	As of March 2022

$ in millions	Repurchase agreements	Securities loaned
No stated maturity and overnight	$ 96,910	$34,291
2 - 30 days	56,851	262
31 - 90 days	25,075	112
91 days - 1 year	49,668	15,725
Greater than 1 year	15,889	6,580
Total	$244,393	$56,970
In the table above:

•	Repurchase agreements and securities loaned that are repayable prior to maturity at the option of the firm are reflected at their contractual maturity dates.

•	Repurchase agreements and securities loaned that are redeemable prior to maturity at the option of the holder are reflected at the earliest dates such options become exercisable.
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
Other secured financings included nonrecourse arrangements. Nonrecourse other secured financings were $8.02 billion as of March 2022 and $8.64 billion as of December 2021.
The firm has elected to apply the fair value option to substantially all other secured financings because the use of fair value eliminates non-economic
volatility in earnings that would arise from using different measurement attributes. See Note 10 for further information about other secured financings that are accounted for at fair value.
Other secured financings that are not recorded at fair value are recorded based on the amount of cash received plus accrued interest, which generally approximates fair value. As these financings are not accounted for at fair value, they are not included in the firm’s fair value hierarchy in Notes 4 through 10. Had these financings been included in the firm’s fair value hierarchy, substantially all would have been classified in level 3 as of both March 2022 and December 2021.

51	Goldman Sachs March 2022 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The table below presents information about other secured financings.

$ in millions	U.S. Dollar	Non-U.S. Dollar	Total
As of March 2022
Other secured financings (short-term):
At fair value	$ 7,709	$1,759	$ 9,468
At amortized cost	–	181	181
Other secured financings (long-term):
At fair value	3,981	3,617	7,598
At amortized cost	848	427	1,275
Total other secured financings	$12,538	$5,984	$18,522
Other secured financings collateralized by:
Financial instruments	$ 8,031	$4,773	$12,804
Other assets	$ 4,507	$1,211	$ 5,718
As of December 2021
Other secured financings (short-term):
At fair value	$ 5,315	$3,664	$ 8,979
At amortized cost	–	191	191
Other secured financings (long-term):
At fair value	4,170	3,925	8,095
At amortized cost	827	452	1,279
Total other secured financings	$10,312	$8,232	$18,544
Other secured financings collateralized by:
Financial instruments	$ 5,990	$6,834	$12,824
Other assets	$ 4,322	$1,398	$ 5,720
In the table above:

•
Short-term other secured financings includes financings maturing within one year of the financial statement date and financings that are redeemable within one year of the financial statement date at the option of the holder.

•
Non-U.S.
dollar-denominated short-term other secured financings at amortized cost had a weighted average interest rate of 0.22% as of both March 2022 and December 2021. This rate includes the effect of hedging activities.

•
U.S. dollar-denominated long-term other secured financings at amortized cost had a weighted average interest rate of 1.46% as of March 2022 and 1.06% as of December 2021. These rates include the effect of hedging activities.

•
Non-U.S.
dollar-denominated long-term other secured financings at amortized cost had a weighted average interest rate of 0.47% as of March 2022 and 0.46% as of December 2021. These rates include the effect of hedging activities.

•
Total other secured financings included $1.37 billion as of March 2022 and $1.97 billion as of December 2021 related to transfers of financial assets accounted for as financings rather than sales. Such financings were collateralized by financial assets, primarily included in trading assets, of $1.38 billion as of March 2022 and $2.02 billion as of December 2021.

•
Other secured financings collateralized by financial instruments included $10.08 billion as of March 2022 and $10.37 billion as of December 2021 of other secured financings collateralized by trading assets, investments and loans, and included $2.72 billion as of March 2022 and $2.45 billion as of December 2021 of other secured financings collateralized by financial instruments received as collateral and repledged.

The table below presents other secured financings by maturity.

$ in millions	As of March 2022
Other secured financings (short-term)	$ 9,649
Other secured financings (long-term):
2023	2,890
2024	2,153
2025	954
2026	1,021
2027	136
2028 - thereafter	1,719
Total other secured financings (long-term)	8,873
Total other secured financings	$18,522
In the table above:

•	Long-term other secured financings that are repayable prior to maturity at the option of the firm are reflected at their contractual maturity dates.

•	Long-term other secured financings that are redeemable prior to maturity at the option of the holder are reflected at the earliest dates such options become exercisable.
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

Goldman Sachs March 2022 Form 10-Q	52

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

	As of

$ in millions	March 2022	December 2021
Collateral available to be delivered or repledged	$1,031,923	$1,057,195
Collateral that was delivered or repledged	$ 848,880	$ 875,213
The table below presents information about assets pledged.

As of

$ in millions	March 2022	December 2021
Pledged to counterparties that had the right to deliver or repledge
Trading assets	$ 77,092	$ 68,208
Investments	$ 11,750	$ 12,840
Pledged to counterparties that did not have the right to deliver or repledge
Trading assets	$ 96,623	$ 102,259
Investments	$ 6,729	$ 8,683
Loans	$ 7,506	$ 6,808
Other assets	$ 8,846	$ 8,878
The firm also segregates securities for regulatory and other purposes related to client activity. Such securities are segregated from trading assets and investments, as well as from securities received as collateral under resale agreements and securities borrowed transactions. Securities segregated by the firm were $51.85 billion as of March 2022 and $41.49 billion as of December 2021.
Note 12.
Other Assets
The table below presents other assets by type.

	As of

$ in millions	March 2022	December 2021
Property, leasehold improvements and equipment	$18,353	$18,094
Goodwill	5,272	4,285
Identifiable intangible assets	1,209	418
Operating lease right-of-use assets	2,272	2,292
Income tax-related assets	4,366	3,860
Miscellaneous receivables and other	5,700	5,659
Total	$37,172	$34,608
During the first quarter of 2022, the firm completed its acquisition of GreenSky (a leading technology company facilitating point-of-sale financing for merchants and consumers) in an all-stock transaction valued at $1.73 billion. The acquisition was accounted for under the purchase method of accounting for business combinations. The purchase price has been preliminarily allocated to goodwill of approximately $975 million, identifiable intangible assets of approximately $725 million and tangible assets of approximately $950 million (primarily cash and other assets), and to liabilities assumed of approximately $925 million (primarily unsecured short-term borrowings and customer and other payables). See below for further information about goodwill and identifia
b
le
intangible assets related to this acquisition.
Property, Leasehold Improvements and Equipment
Property, leasehold improvements and equipment is net of accumulated depreciation and amortization of $11.20 billion as of March 2022 and $10.81 billion as of December 2021. Property, leasehold improvements and equipment included $6.98 billion as of March 2022 and $6.71 billion as of December 2021 that the firm uses in connection with its operations, and $181 million as of March 2022 and $194 million as of December 2021 of foreclosed real estate primarily related to distressed loans that were purchased by the firm. The remainder is held by investment entities, including VIEs, consolidated by the firm. Substantially all property and equipment is depreciated on a straight-line basis over the useful life of the asset. Leasehold improvements are amortized on a straight-line basis over the shorter of the useful life of the improvement or the term of the lease. Capitalized costs of software developed or obtained for internal use are amortized on a straight-line basis over three years.
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
There were no material impairments during both the three months ended March 2022 and March 2021.

53	Goldman Sachs March 2022 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Goodwill
Goodwill is the cost of acquired companies in excess of the fair value of net assets, including identifiable intangible assets, at the acquisition date.
The table below presents the carrying value of goodwill by reporting unit.

	As of

$ in millions	March 2022	December 2021
Investment Banking	$ 281	$ 281
Global Markets:
FICC	269	269
Equities	2,638	2,638
Asset Management	351	349
Consumer & Wealth Management:
Consumer banking	1,033	48
Wealth management	700	700
Total	$5,272	$4,285
In the table above, substantially all of the increase in goodwill from December 2021 to March 2022 was related to the acquisition of GreenSky in the first quarter of 2022.
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
There were no events or changes in circumstances during the three months ended March 2022 that would indicate that it was more likely than not that the estimated fair value of each of the reporting units did not exceed its respective estimated carrying value as of March 2022.
Identifiable Intangible Assets
The table below presents identifiable intangible assets by reporting unit and type.

	As of

$ in millions	March 2022	December 2021
By Reporting Unit
Global Markets:
FICC	$ 1	$ 1
Equities	42	43
Asset Management	114	122
Consumer & Wealth Management:
Consumer banking	810	–
Wealth management	242	252
Total	$ 1,209	$ 418
By Type
Customer lists and merchant relationships
Gross carrying value	$ 2,270	$ 1,460
Accumulated amortization	(1,142)	(1,130)
Net carrying value	1,128	330
Acquired leases and other
Gross carrying value	494	500
Accumulated amortization	(413)	(412)
Net carrying value	81	88
Total gross carrying value	2,764	1,960
Total accumulated amortization	(1,555)	(1,542)
Total net carrying value	$ 1,209	$ 418
The firm acquired approximately $817 million of

identifia
b
le

intangible assets (with a weighted average amortization period of 12 years) during the three months ended March 2022, substantially all related to GreenSky’s merchant relationships. During 2021, the amount of identifia
b
le intangible assets acquired by the firm was not material.

Goldman Sachs March 2022 Form 10-Q	54

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Substantially all of the firm’s identifiable intangible assets have finite useful lives and are amortized over their estimated useful lives generally using the straight-line method.
The tables below present information about the amortization of identifiable intangible assets.

	Three Months Ended March

$ in millions	2022	2021
Amortization	$19	$ 36

$ in millions	As of March 2022
Estimated future amortization
Remainder of 2022	$104
2023	$136
2024	$123
2025	$106
2026	$ 98
2027	$ 97
The firm tests identifia
b
le intangible assets for impairment when events or changes in circumstances suggest that an asset’s or asset group’s carrying value may not be fully recoverable. To the extent the carrying value of an asset or asset group exceeds the projected undiscounted cash flows expected to result from the use and eventual disposal of the asset or asset group, the firm determines the asset or asset group is impaired and records an impairment equal to the difference between the estimated fair value and the carrying value of the asset or asset group. In addition, the firm will recognize an impairment prior to the sale of an asset or asset group if the carrying value of the asset or asset group exceeds its estimated fair value. There were no material impairments during either the three months ended March 2022 or March 2021.
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
An operating lease
right-of-use
asset is initially determined based on the operating lease liability, adjusted for initial direct costs, lease incentives and amounts paid at or prior to lease commencement. This amount is then amortized over the lease term. The firm recognized $67 million for the three months ended March 2022 and $108 million for the three months ended March 2021 of right-of-use
assets and operating lease liabilities in
non-cash
transactions for leases entered into or assumed. See Note 15 for information about operating lease liabilities.
For leases where the firm will derive no economic benefit from leased space that it has vacated or where the firm has shortened the term of a lease when space is no longer needed, the firm will record an impairment or accelerated amortization of right-of-use
assets. There were no material impairments or accelerated amortizations during either the three months ended March 2022 or March 2021.
Miscellaneous Receivables and Other
Miscellaneous receivables and other included:

•	Investments in qualified affordable housing projects of $719 million as of March 2022 and $714 million as of December 2021.

•
Assets classified as held for sale of $985 million as of March 2022 and $1.02 billion as of December 2021 related to certain of the firm’s consolidated investments within the Asset Management segment, substantially all of which consisted of property and equipment.

Note 13.
Deposits
The table below presents the types and sources of deposits.

$ in millions	Savings and Demand	Time	Total
As of March 2022
Consumer	$ 92,297	$ 19,878	$112,175
Private bank	84,727	11,370	96,097
Brokered certificates of deposit	–	33,076	33,076
Deposit sweep programs	41,230	–	41,230
Transaction banking	56,952	5,562	62,514
Other	1,219	40,497	41,716
Total	$276,425	$110,383	$386,808
As of December 2021
Consumer	$ 89,150	$ 20,533	$109,683
Private bank	85,427	9,665	95,092
Brokered certificates of deposit	–	30,816	30,816
Deposit sweep programs	37,965	–	37,965
Transaction banking	48,618	5,689	54,307
Other	275	36,089	36,364
Total	$261,435	$102,792	$364,227

55	Goldman Sachs March 2022 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

In the table above:

•	Substantially all deposits are interest-bearing.

•	Savings and demand accounts consist of money market deposit accounts, negotiable order of withdrawal accounts and demand deposit accounts that have no stated maturity or expiration date.

•
Time deposits included $33.55 billion as of March 2022 and $35.43 billion as of December 2021 of deposits accounted for at fair value under the fair value option. See Note 10 for further information about deposits accounted for at fair value.

•	Time deposits had a weighted average maturity of approximately 0.9 years as of both March 2022 and December 2021.

•
Deposit sweep programs include long-term contractual agreements with U.S. broker-dealers who sweep client cash to FDIC-insured deposits. As of March 2022, the firm had 16 such deposit sweep program agreements.

•	Transaction banking deposits consists of deposits that the firm raised through its cash management services business for corporate and other institutional clients.

•	Other deposits represent deposits from institutional clients.

•	Deposits insured by the FDIC were $167.81 billion as of March 2022 and $156.66 billion as of December 2021.

•	Deposits insured by non-U.S. insurance programs were $30.56 billion as of March 2022 and $31.44 billion as of December 2021.
The table below presents the location of deposits.

	As of

$ in millions	March 2022	December 2021
U.S. offices	$306,726	$283,705
Non-U.S. offices	80,082	80,522
Total	$386,808	$364,227
In the table above, U.S. deposits were held at Goldman Sachs Bank USA (GS Bank USA) and substantially all
non-U.S.
deposits were held at Goldman Sachs International Bank (GSIB).
The table below presents maturities of time deposits held in U.S. and
non-U.S.
offices.

	As of March 2022

$ in millions	U.S.	Non-U.S.	Total
Remainder of 2022	$45,368	$27,252	$ 72,620
2023	20,803	3,641	24,444
2024	5,528	112	5,640
2025	2,519	239	2,758
2026	2,413	297	2,710
2027	499	215	714
2028 - thereafter	1,091	406	1,497
Total	$78,221	$32,162	$110,383
As of March 2022, deposits in U.S. offices included $32.41 billion and deposits in
non-U.S.
offices included $31.00 billion of time deposits in denominations that met or exceeded the applicable insurance limits, or were otherwise not covered by insurance.
The firm’s savings and demand deposits are recorded based on the amount of cash received plus accrued interest, which approximates fair value. In addition, the firm designates certain derivatives as fair value hedges to convert a portion of its time deposits not accounted for at fair value from fixed-rate obligations into floating-rate obligations. The carrying value of time deposits not accounted for at fair value approximated fair value as of both March 2022 and December 2021. As these savings and demand deposits and time deposits are not accounted for at fair value, they are not included in the firm’s fair value hierarchy in Notes 4 through 10. Had these deposits been included in the firm’s fair value hierarchy, they would have been classified in level 2 as of both March 2022 and December 2021.
Note 14.
Unsecured Borrowings
The table below presents information about unsecured borrowings.

	As of

$ in millions	March 2022	December 2021
Unsecured short-term borrowings	$ 58,076	$ 46,955
Unsecured long-term borrowings	258,392	254,092
Total	$316,468	$301,047
Unsecured Short-Term Borrowings
Unsecured short-term borrowings includes the portion of unsecured long-term borrowings maturing within one year of the financial statement date and unsecured long-term borrowings that are redeemable within one year of the financial statement date at the option of the holder.
The firm accounts for certain hybrid financial instruments at fair value under the fair value option. See Note 10 for further information about unsecured short-term borrowings that are accounted for at fair value. In addition, the firm designates certain derivatives as fair value hedges to convert a portion of its unsecured short-term borrowings not accounted for at fair value from fixed-rate obligations into floating-rate obligations. The carrying value of unsecured short-term borrowings that are not recorded at fair value generally approximates fair value due to the short-term nature of the obligations. As these unsecured short-term borrowings are not accounted for at fair value, they are not included in the firm’s fair value hierarchy in Notes 4 through 10. Had these borrowings been included in the firm’s fair value hierarchy, substantially all would have been classified in level 2 as of both March 2022 and December 2021.

Goldman Sachs March 2022 Form 10-Q	56

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The table below presents information about unsecured short-term borrowings.

	As of

$ in millions	March 2022	December 2021
Current portion of unsecured long-term borrowings	$24,008	$18,118
Hybrid financial instruments	22,369	20,073
Commercial paper	9,264	6,730
Other unsecured short-term borrowings	2,435	2,034
Total unsecured short-term borrowings	$58,076	$46,955
Weighted average interest rate	1.29%	2.34%
In the table above, the weighted average interest rates for these borrowings include the effect of hedging activities and exclude unsecured short-term borrowings accounted for at fair value under the fair value option. See Note 7 for further information about hedging activities.
Unsecured Long-Term Borrowings
The table below presents information about unsecured long-term borrowings.

$ in millions	U.S. Dollar	Non-U.S. Dollar	Total
As of March 2022
Fixed-rate obligations	$129,237	$43,658	$172,895
Floating-rate obligations	53,703	31,794	85,497
Total	$182,940	$75,452	$258,392
As of December 2021
Fixed-rate obligations	$126,534	$46,408	$172,942
Floating-rate obligations	50,995	30,155	81,150
Total	$177,529	$76,563	$254,092
In the table above:

•	Unsecured long-term borrowings consists principally of senior borrowings, which have maturities extending through 2065.

•	Floating-rate obligations includes equity-linked, credit-linked and indexed instruments. Floating interest rates are generally based on Euro Interbank Offered Rate , USD LIBOR or SOFR.

•
U.S. dollar-denominated debt had interest rates ranging from 0.63% to 7.68% (with a weighted average rate of 3.36%) as of March 2022 and 0.48% to 7.68% (with a weighted average rate of 3.34%) as of December 2021. These rates exclude unsecured long-term borrowings accounted for at fair value under the fair value option.

•
Non-U.S.
dollar-denominated debt had interest rates ranging from 0.13% to 13.00% (with a weighted average rate of 1.81%) as of March 2022 and 0.13% to 13.00% (with a weighted average rate of 1.86%) as of December 2021. These rates exclude unsecured long-term borrowings accounted for at fair value under the fair value option.

The table below presents unsecured long-term borrowings by maturity.

$ in millions	As of March 2022
2023	$ 29,988
2024	37,901
2025	33,894
2026	21,895
2027	23,396
2028 - thereafter	111,318
Total	$258,392
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

•
Unsecured long-term borrowings included $(2.32) billion of adjustments to the carrying value of certain unsecured long-term borrowings resulting from the application of hedge accounting by year of maturity as follows: $(2) million in 2023, $(49) million in 2024, $(460) million in 2025, $(229) million in 2026, $(838) million in 2027 and $(745) million in 2028 and thereafter.

The firm designates certain derivatives as fair value hedges to convert a portion of fixed-rate unsecured long-term borrowings not accounted for at fair value into floating-rate obligations. See Note 7 for further information about hedging activities.
The table below presents unsecured long-term borrowings, after giving effect to such hedging activities.

	As of

$ in millions	March 2022	December 2021
Fixed-rate obligations:
At fair value	$ 5,034	$ 4,863
At amortized cost	28,908	30,370
Floating-rate obligations:
At fair value	53,314	47,527
At amortized cost	171,136	171,332
Total	$258,392	$254,092

57	Goldman Sachs March 2022 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

In the table above, the aggregate amounts of unsecured long-term borrowings had weighted average interest rates of 2.04% (2.49% related to fixed-rate obligations and 1.97% related to floating-rate obligations) as of March 2022 and 1.60% (2.25% related to fixed-rate obligations and 1.48% related to floating-rate obligations) as of December 2021. These rates exclude unsecured long-term borrowings accounted for at fair value under the fair value option.
The carrying value of unsecured long-term borrowings for which the firm did not elect the fair value option was $200.04 billion as of March 2022 and $201.70 billion as of December 2021. The estimated fair value of such unsecured long-term borrowings was $202.63 billion as of March 2022 and $209.37 billion as of December 2021. As these borrowings are not accounted for at fair value, they are not included in the firm’s fair value hierarchy in Notes 4 through 10. Had these borrowings been included in the firm’s fair value hierarchy, substantially all would have been classified in level 2 as of both March 2022 and December 2021.
Subordinated Borrowings
Unsecured long-term borrowings includes subordinated debt and junior subordinated debt. Subordinated debt that matures within one year is included in unsecured short-term borrowings. Junior subordinated debt is junior in right of payment to other subordinated borrowings, which are junior to senior borrowings. Long-term subordinated debt had maturities ranging from 2025 to 2045 as of both March 2022 and December 2021.
The table below presents information about subordinated borrowings.

$ in millions	Par Amount	Carrying Value	Rate
As of March 2022
Subordinated debt	$12,363	$14,124	2.47%
Junior subordinated debt	968	1,215	1.55%
Total	$13,331	$15,339	2.41%
As of December 2021
Subordinated debt	$12,437	$15,571	1.74%
Junior subordinated debt	968	1,321	1.31%
Total	$13,405	$16,892	1.71%
In the table above, the rate is the weighted average interest rate for these borrowings (excluding borrowings accounted for at fair value under the fair value option), including the effect of fair value hedges used to convert fixed-rate obligations into floating-rate obligations. See Note 7 for further information about hedging activities.
Junior Subordinated Debt
In 2004, Group Inc. issued $2.84 billion of junior subordinated debt to Goldman Sachs Capital I (Trust), a Delaware statutory trust. The Trust issued $2.75 billion of guaranteed preferred beneficial interests (Trust Preferred securities) to third parties and $85 million of common beneficial interests to Group Inc. As of both March 2022 and December 2021, the outstanding par amount of junior subordinated debt held by the Trust was $968 million and the outstanding par amount of Trust Preferred securities and common beneficial interests issued by the Trust was $939 million and $29 million, respectively. The Trust is a wholly-owned finance subsidiary of the firm for regulatory and legal purposes but is not consolidated for accounting purposes.
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
Non-Cumulative
Preferred Stock, Series F (Series F Preferred Stock) or Perpetual
Non-Cumulative
Preferred Stock, Series O (Series O Preferred Stock), if the redemption or purchase results in less than $253 million aggregate liquidation preference of that series outstanding, prior to June 1, 2022 for Series E Preferred Stock and September 4, 2022 for both Series F Preferred Stock and Series O Preferred Stock, for a price that exceeds a maximum amount determined by reference to the net cash proceeds that the firm has received from the sale of qualifying securities.
The APEX Trusts hold Group Inc.’s Series E Preferred Stock and Series F Preferred Stock. These trusts are Delaware statutory trusts sponsored by the firm and wholly-owned finance subsidiaries of the firm for regulatory and legal purposes but are not consolidated for accounting purposes.

Goldman Sachs March 2022 Form 10-Q	58

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Note 15.
Other Liabilities
The table below presents other liabilities by type.

	As of

$ in millions	March 2022	December 2021
Compensation and benefits	$ 4,010	$10,838
Income tax-related liabilities	2,686	2,360
Operating lease liabilities	2,261	2,288
Noncontrolling interests	903	840
Employee interests in consolidated funds	31	29
Accrued expenses and other	7,971	8,146
Total	$17,862	$24,501
Operating Lease Liabilities
For leases longer than one year, the firm recognizes a
right-of-use
asset representing the right to use the underlying asset for the lease term, and a lease liability representing the liability to make payments. See Note 12 for information about operating lease right-of-use
assets.
The table below presents information about operating lease liabilities.

$ in millions	Operating lease liabilities
As of March 2022
Remainder of 2022	$ 241
2023	314
2024	289
2025	262
2026	220
2027 - thereafter	1,647
Total undiscounted lease payments	2,973
Imputed interest	(712)
Total operating lease liabilities	$2,261
Weighted average remaining lease term	14 years
Weighted average discount rate	3.58%
As of December 2021
2022	$ 305
2023	307
2024	284
2025	258
2026	216
2027 - thereafter	1,655
Total undiscounted lease payments	3,025
Imputed interest	(737)
Total operating lease liabilities	$2,288
Weighted average remaining lease term	14 years
Weighted average discount rate	3.61%
In the table above, the weighted average discount rate represents the firm’s incremental borrowing rate as of January 2019 for operating leases existing on the date of adoption of ASU
No. 2016-02,
“Leases (Topic 842),” and at the lease inception date for leases entered into subsequent to the adoption of this ASU.
Operating lease costs were $120 million for both the three months ended March 2022 and March 2021. Variable lease costs, which are included in operating lease costs, were not material for both the three months ended March 2022 and March 2021. Total occupancy expenses for space held in excess of the firm’s current requirements were not material for both the three months ended March 2022 and March 2021.
Lease payments relating to operating lease arrangements that were signed, but had not yet commenced were $293 million as of March 2022.
Accrued Expenses and Other
Accrued expenses and other included:

•
Liabilities classified as held for sale
were not
 material
as of March 2022 and

were
$310 million as of December 2021 related to certain of the firm’s consolidated investments within the Asset Management segment, substantially all of which consisted of other secured financings primarily carried at fair value under the fair value option, and were related to assets classified as held for sale. See Note 12 for further information about assets held for sale.

•
Contract liabilities, which represent consideration received by the firm in connection with its contracts with clients prior to providing the service. As of both March 2022 and December 2021, the firm’s contract liabilities were not material.

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

59	Goldman Sachs March 2022 Form 10-Q

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

	Three Months Ended March

$ in millions	2022	2021
Residential mortgages	$11,730	$ 4,939
Commercial mortgages	6,221	5,371
Other financial assets	2,021	1,112
Total financial assets securitized	$19,972	$11,422
Retained interests cash flows	$ 193	$ 149
The firm securitized assets of $200 million for the three months ended March 2022 and $139 million for the three months ended March 2021, in a non-cash
exchange for loans and investments.
The table below presents information about nonconsolidated securitization entities to which the firm sold assets and had continuing involvement as of the end of the period.

$ in millions	Outstanding Principal Amount	Retained Interests	Purchased Interests
As of March 2022
U.S. government agency-issued CMOs	$ 36,345	$1,750	$ –
Other residential mortgage-backed	25,943	1,098	118
Other commercial mortgage-backed	54,159	1,148	143
Corporate debt and other asset-backed	9,191	405	45
Total	$125,638	$4,401	$306
As of December 2021
U.S. government agency-issued CMOs	$ 33,984	$ 955	$ 3
Other residential mortgage-backed	23,262	1,114	96
Other commercial mortgage-backed	50,350	1,123	130
Corporate debt and other asset-backed	7,755	360	37
Total	$115,351	$3,552	$266
In the table above:

•	CMOs represents collateralized mortgage obligations.

•	The outstanding principal amount is presented for the purpose of providing information about the size of the securitization entities and is not representative of the firm’s risk of loss.

•	The firm’s risk of loss from retained or purchased interests is limited to the carrying value of these interests.

•
Purchased interests represent senior and subordinated interests, purchased in connection with secondary market-making activities, in securitization entities in which the firm also holds retained interests.

•	Substantially all of the total outstanding principal amount and total retained interests relate to securitizations during 2017 and thereafter.

•	The fair value of retained interests was $4.43 billion as of March 2022 and $3.57 billion as of December 2021.
In addition to the interests in the table above, the firm had other continuing involvement in the form of derivative transactions and commitments with certain nonconsolidated VIEs. The carrying value of these derivatives and commitments was a net asset of $80 million as of March 2022 and $81 million as of December 2021, and the notional amount of these derivatives and commitments was $1.81 billion as of both March 2022 and December 2021. The notional amounts of these derivatives and commitments are included in maximum exposure to loss in the nonconsolidated VIE table in Note 17.

Goldman Sachs March 2022 Form 10-Q	60

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The table below presents information about the weighted average key economic assumptions used in measuring the fair value of mortgage-backed retained interests.

	As of

$ in millions	March 2022	December 2021
Fair value of retained interests	$4,020	$3,209
Weighted average life (years)	6.2	5.1
Constant prepayment rate	12.3%	14.1%
Impact of 10% adverse change	$ (34)	$ (38)
Impact of 20% adverse change	$ (64)	$ (69)
Discount rate	6.1%	5.6%
Impact of 10% adverse change	$ (86)	$ (49)
Impact of 20% adverse change	$ (167)	$ (96)
In the table above:

•	Amounts do not reflect the benefit of other financial instruments that are held to mitigate risks inherent in these retained interests.

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

The firm has other retained interests not reflected in the table above with a fair value of $412 million and a weighted average life of 4.6 years as of March 2022, and a fair value of $360 million and a weighted average life of 3.6 years as of December 2021. Due to the nature and fair value of certain of these retained interests, the weighted average assumptions for constant prepayment and discount rates and the related sensitivity to adverse changes are not meaningful as of both March 2022 and December 2021. The firm’s maximum exposure to adverse changes in the value of these interests is the carrying value of $405 million as of March 2022 and $360 million as of December 2021.
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
VIE Consolidation Analysis
The enterprise with a controlling financial interest in a VIE is known as the primary beneficiary and consolidates the VIE. The firm determines whether it is the primary beneficiary of a VIE by performing an analysis that principally considers:

•	Which variable interest holder has the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance;

•	Which variable interest holder has the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE;

•	The VIE’s purpose and design, including the risks the VIE was designed to create and pass through to its variable interest holders;

•	The VIE’s capital structure;

•	The terms between the VIE and its variable interest holders and other parties involved with the VIE; and

•	Related-party relationships.

61	Goldman Sachs March 2022 Form 10-Q

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
Nonconsolidated VIEs
The table below presents a summary of the nonconsolidated VIEs in which the firm holds variable interests.

	As of

$ in millions	March 2022	December 2021
Total nonconsolidated VIEs
Assets in VIEs	$176,567	$176,809
Carrying value of variable interests — assets	$ 10,620	$ 9,582
Carrying value of variable interests — liabilities	$ 756	$ 928
Maximum exposure to loss:
Retained interests	$ 4,401	$ 3,552
Purchased interests	646	1,071
Commitments and guarantees	2,640	2,440
Derivatives	8,588	8,682
Debt and equity	5,270	4,639
Total	$ 21,545	$ 20,384
In the table above:

•	The nature of the firm’s variable interests is described in the rows under maximum exposure to loss.

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

Goldman Sachs March 2022 Form 10-Q	62

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The table below presents information, by principal business activity, for nonconsolidated VIEs included in the summary table above.

	As of

$ in millions	March 2022	December 2021
Mortgage-backed
Assets in VIEs	$119,524	$120,343
Carrying value of variable interests — assets	$ 4,519	$ 4,147
Maximum exposure to loss:
Retained interests	$ 3,996	$ 3,192
Purchased interests	523	955
Commitments and guarantees	30	34
Derivatives	18	18
Total	$ 4,567	$ 4,199
Real estate, credit- and power-related and other investing
Assets in VIEs	$ 25,852	$ 26,867
Carrying value of variable interests — assets	$ 4,016	$ 3,923
Carrying value of variable interests — liabilities	$ 6	$ 8
Maximum exposure to loss:
Commitments and guarantees	$ 2,061	$ 2,030
Derivatives	56	64
Debt and equity	4,011	3,923
Total	$ 6,128	$ 6,017
Corporate debt and other asset-backed
Assets in VIEs	$ 20,821	$ 18,391
Carrying value of variable interests — assets	$ 1,752	$ 1,156
Carrying value of variable interests — liabilities	$ 750	$ 920
Maximum exposure to loss:
Retained interests	$ 405	$ 360
Purchased interests	123	116
Commitments and guarantees	389	250
Derivatives	8,512	8,597
Debt and equity	926	360
Total	$ 10,355	$ 9,683
Investments in funds
Assets in VIEs	$ 10,370	$ 11,208
Carrying value of variable interests — assets	$ 333	$ 356
Maximum exposure to loss:
Commitments and guarantees	$ 160	$ 126
Derivatives	2	3
Debt and equity	333	356
Total	$ 495	$ 485
As of both March 2022 and December 2021, the carrying values of the firm’s variable interests in nonconsolidated VIEs are included in the consolidated balance sheets as follows:

•	Mortgage-backed: Assets primarily included in trading assets and loans.

•	Real estate, credit- and power-related and other investing: Assets primarily included in investments and loans, and liabilities included in trading liabilities and other liabilities.

•	Corporate debt and other asset-backed: Assets included in loans and trading assets, and liabilities included in trading liabilities.

•	Investments in funds: Assets included in investments.
Consolidated VIEs
The table below presents a summary of the carrying value and balance sheet classification of assets and liabilities in consolidated VIEs.

	As of

$ in millions	March 2022	December 2021
Total consolidated VIEs
Assets
Cash and cash equivalents	$ 382	$ 501
Trading assets	184	122
Investments	180	153
Loans	1,786	1,988
Other assets	315	314
Total	$2,847	$3,078
Liabilities
Other secured financings	$1,041	$1,143
Customer and other payables	33	34
Trading liabilities	2	7
Unsecured short-term borrowings	127	146
Unsecured long-term borrowings	77	81
Other liabilities	185	163
Total	$1,465	$1,574
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

•	Substantially all assets can only be used to settle obligations of the VIE.

63	Goldman Sachs March 2022 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The table below presents information, by principal business activity, for consolidated VIEs included in the summary table above.

	As of

$ in millions	March 2022	December 2021
Real estate, credit-related and other investing
Assets
Cash and cash equivalents	$ 310	$ 274
Trading assets	35	16
Investments	180	153
Loans	1,786	1,988
Other assets	315	314
Total	$2,626	$2,745
Liabilities
Other secured financings	$ 138	$ 150
Customer and other payables	33	34
Trading liabilities	2	7
Other liabilities	185	163
Total	$ 358	$ 354
Corporate debt and other asset-backed
Assets
Cash and cash equivalents	$ 72	$ 227
Trading assets	85	17
Total	$ 157	$ 244
Liabilities
Other secured financings	$ 533	$ 602
Total	$ 533	$ 602
Principal-protected notes
Assets
Trading assets	$ 64	$ 89
Total	$ 64	$ 89
Liabilities
Other secured financings	$ 370	$ 391
Unsecured short-term borrowings	127	146
Unsecured long-term borrowings	77	81
Total	$ 574	$ 618
In the table above:

•	The majority of the assets in principal-protected notes VIEs are intercompany and are eliminated in consolidation.

•	Creditors and beneficial interest holders of real estate, credit-related and other investing VIEs do not have recourse to the general credit of the firm.
Note 18.
Commitments, Contingencies and Guarantees
Commitments
The table below presents commitments by type.

	As of

$ in millions	March 2022	December 2021
Commitment Type
Commercial lending:
Investment-grade	$ 92,146	$ 95,585
Non-investment-grade	70,697	69,644
Warehouse financing	10,515	10,391
Credit cards	53,481	35,932
Total lending	226,839	211,552
Risk participations	10,684	10,016
Collateralized agreement	93,390	101,031
Collateralized financing	34,351	29,561
Investment	9,839	11,381
Other	10,315	9,143
Total commitments	$385,418	$372,684
The table below presents commitments by expiration.

	As of March 2022

$ in millions	Remainder of 2022	2023 - 2024	2025 - 2026	2027 - Thereafter
Commitment Type
Commercial lending:
Investment-grade	$ 9,718	$28,232	$44,353	$ 9,843
Non-investment-grade	3,205	21,134	27,725	18,633
Warehouse financing	2,303	5,069	2,721	422
Credit cards	53,481	–	–	–
Total lending	68,707	54,435	74,799	28,898
Risk participations	1,472	6,084	2,799	329
Collateralized agreement	91,827	1,563	–	–
Collateralized financing	33,601	750	–	–
Investment	4,257	1,169	1,489	2,924
Other	9,009	1,034	–	272
Total commitments	$208,873	$65,035	$79,087	$32,423
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

Goldman Sachs March 2022 Form 10-Q	64

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The table below presents information about lending commitments.

	As of

$ in millions	March 2022	December 2021
Held for investment	$213,715	$197,120
Held for sale	12,126	13,175
At fair value	998	1,257
Total	$226,839	$211,552
In the table above:

•
Held for investment lending commitments are accounted for at amortized cost. The carrying value of lending commitments was a liability of $922 million (including allowance for credit losses of $664 million) as of March 2022 and $1.05 billion (including allowance for credit losses of $776 million) as of December 2021. The estimated fair value of such lending commitments was a liability of $4.56 billion as of March 2022 and $4.17 billion as of December 2021. Had these lending commitments been carried at fair value and included in the fair value hierarchy, $2.32 billion as of March 2022 and $1.91 billion as of December 2021 would have been classified in level 2, and $2.24 billion as of March 2022 and $2.26 billion as of December 2021 would have been classified in level 3.

•
Held for sale lending commitments are accounted for at the lower of cost or fair value. The carrying value of lending commitments held for sale was a liability of $99 million as of March 2022 and $91 million as of December 2021. The estimated fair value of such lending commitments approximates the carrying value. Had these lending commitments been included in the fair value hierarchy, they would have been primarily classified in level 3 as of both March 2022 and December 2021.

•	Gains or losses related to lending commitments at fair value, if any, are generally recorded net of any fees in other principal transactions.
Commercial Lending.
The firm’s commercial lending commitments were primarily extended to investment-grade corporate borrowers. Such commitments primarily included $122.17 billion as of March 2022 and $120.99 billion as of December 2021, related to relationship lending activities (principally used for operating and general corporate purposes) and $20.09 billion as of March 2022 and $21.07 billion as of December 2021, related to other investment banking activities (generally extended for contingent acquisition financing and are often intended to be short-term in nature, as borrowers often seek to replace them with other funding sources). The firm also extends lending commitments in connection with other types of corporate lending, as well as commercial real estate financing. See Note 9 for further information about funded loans.
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
Credit Cards.
The firm’s credit card lending commitments included $53.48 billion as of March 2022 and $33.97 billion as of December 2021 related to credit card lines issued by the firm to consumers. These credit card lines are cancellable by the firm. The increase in credit card lending commitments from December 2021 to March 2022 reflected approximately $15.0 billion relating to the firm’s acquisition of the General Motors co-branded
credit card portfolio in February 2022.

In addition, credit card lending commitments
as of December 2021
included
a commitment of
approximately $2.0

billion to acquire the outstanding credit card loans related to the General Motors co-branded credit card portfolio.
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
Investment Commitments
Investment commitments includes commitments to invest in private equity, real estate and other assets directly and through funds that the firm raises and manages. Investment commitments included $1.38 billion as of March 2022 and $1.60 billion as of December 2021, related to commitments to invest in funds managed by the firm. If these commitments are called, they would be funded at market value on the date of investment.

65	Goldman Sachs March 2022 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Investment commitments also included approximately $1.90 billion as of both March 2022 and December 2021 related to the firm’s commitment to acquire NN Investment Partners, a leading European asset manager with approximately $320 billion in assets under supervision, in an all-cash
transaction. This acquisition was completed in April 2022. In addition, investment commitments included approximately $2.0 billion as of December 2021 related to the firm’s commitment to acquire GreenSky. This acquisition was completed in March 2022. See Note 12 for information about this acquisition. Prior to this acquisition, the firm also provided a commitment to GreenSky to acquire up to $800 million of loans originated by GreenSky’s bank partners. This commitment, of which approximately $600 million was undrawn as of December 2021 and included within other commitments, was terminated upon the completion of th
e
 acquisition.
Contingencies
Legal Proceedings.
See Note 27 for information about legal proceedings.
Guarantees
The table below presents derivatives that meet the definition of a guarantee, securities lending and clearing guarantees and certain other financial guarantees.

$ in millions	Derivatives	Securities lending and clearing	Other financial guarantees
As of March 2022
Carrying Value of Net Liability	$ 3,927	$ –	$ 232
Maximum Payout/Notional Amount by Period of Expiration
Remainder of 2022	$ 55,371	$14,680	$ 803
2023 - 2024	71,343	–	3,597
2025 - 2026	26,808	–	2,111
2027 - thereafter	31,704	–	158
Total	$185,226	$14,680	$6,669
As of December 2021
Carrying Value of Net Liability	$ 3,406	$ –	$ 234
Maximum Payout/Notional Amount by Period of Expiration
2022	$ 68,212	$11,046	$ 871
2023 - 2024	48,273	–	3,608
2025 - 2026	19,706	–	2,015
2027 - thereafter	30,006	–	97
Total	$166,197	$11,046	$6,591
In the table above:

•	The maximum payout is based on the notional amount of the contract and does not represent anticipated losses.

•	Amounts exclude certain commitments to issue standby letters of credit that are included in lending commitments. See the tables in “Commitments” above for a summary of the firm’s commitments.

•
The carrying value for derivatives included derivative assets of $1.56 billion as of March 2022 and $1.10 billion as of December 2021, and derivative liabilities of $5.49 billion as of March 2022 and $4.51 billion as of December 2021.

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
De
rivati
ves are accounted for at fair value and therefore the carrying value is considered the best indication of payment/performance risk for individual contracts. However, the carrying values in the table above exclude the effect of counterparty and cash collateral netting.
Securities Lending and Clearing Guarantees.
Securities lending and clearing guarantees include the indemnifications and guarantees that the firm provides in its capacity as an agency lender and in its capacity as a sponsoring member of the Fixed Income Clearing Corporation.
As an agency lender, the firm indemnifies most of its securities lending customers against losses incurred in the event that borrowers do not return securities and the collateral held is insufficient to cover the market value of the securities borrowed. The maximum payout of such indemnifications was $14.68 billion as of March 2022 and $11.05 billion as of December 2021. Collateral held by the lenders in connection with securities lending indemnifications was $15.23 billion as of March 2022 and $11.36 billion as of December 2021. Because the contractual nature of these arrangements requires the firm to obtain collateral with a market value that exceeds the value of the securities lent to the borrower, there is minimal performance risk associated with these indemnifications.

Goldman Sachs March 2022 Form 10-Q	66

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

As a sponsoring member of the Government Securities Division of the Fixed Income Clearing Corporation, the firm guarantees the performance of its sponsored member clients to the Fixed Income Clearing Corporation in connection with certain resale and repurchase agreements. To minimize potential losses on such guarantees, the firm obtains a security interest in the collateral that the sponsored client placed with the Fixed Income Clearing Corporation. Therefore, the risk of loss on such guarantees is minimal. There were no amounts outstanding under the guarantee as of both March 2022 and December 2021.
Other Financial Guarantees.
In the ordinary course of business, the firm provides other financial guarantees of the obligations of third parties (e.g., standby letters of credit and other guarantees to enable clients to complete transactions and fund-related guarantees). These guarantees represent obligations to make payments to beneficiaries if the guaranteed party fails to fulfill its obligation under a contractual arrangement with that beneficiary. Other financial guarantees also include a guarantee that the firm has provided to the Government of Malaysia that it will receive at least $1.4 billion in assets and proceeds from assets seized by governmental authorities around the world related to 1Malaysia Development Berhad, a sovereign wealth fund in Malaysia (1MDB). The firm evaluates progress toward satisfying this obligation based on the report that it receives on a semi-annual basis, expected in February and August. Based on the latest report as of February 2022, approximately $450 million in assets and proceeds from assets has been returned to the Government of Malaysia in connection with this guarantee, which must be satisfied by August 2025. Any amounts paid by the firm under this guarantee would be subject to reimbursement in the event the assets and proceeds received by the Government of Malaysia through August 18, 2028 exceed $1.4 billion. See Note 27 for further information about matters related to 1MDB.
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
The firm is unable to develop an estimate of the maximum payout under these guarantees and indemnifications. However, management believes that it is unlikely the firm will have to make any material payments under these arrangements, and no material liabilities related to these guarantees and indemnifications have been recognized in the consolidated balance sheets as of both March 2022 and December 2021.

67	Goldman Sachs March 2022 Form 10-Q

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
non-U.S.
tax laws.
These indemnifications generally are standard contractual terms and are entered into in the ordinary course of business. Generally, there are no stated or notional amounts included in these indemnifications, and the contingencies triggering the obligation to indemnify are not expected to occur. The firm is unable to develop an estimate of the maximum payout under these guarantees and indemnifications. However, management believes that it is unlikely the firm will have to make any material payments under these arrangements, and no material liabilities related to these arrangements have been recognized in the consolidated balance sheets as of both March 2022 and December 2021.
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
Note 19.
Shareholders’ Equity
Common Equity
As of both March 2022 and December 2021, the firm had 4.00 billion authorized shares of common stock and 200 million authorized shares of nonvoting common stock, each with a par value of $0.01 per share. During the first quarter of 2022, in connection with the acquisition of GreenSky, the firm issued approximately 5.5 million shares of common stock, including approximately 325,000 shares subject to future service.
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
The table below presents information about common stock repurchases.

	Three Months Ended March

in millions, except per share amounts	2022	2021
Common share repurchases	1.4	8.7
Average cost per share	$363.53	$310.04
Total cost of common share repurchases	$ 500	$ 2,700
Pursuant to the terms of certain share-based compensation plans, employees may remit shares to the firm or the firm may cancel share-based awards to satisfy statutory employee tax withholding requirements. Under these plans, during the three months ended March 2022, 11,595 shares were remitted with a total value of $4 million and the firm cancelled 4.4 million share-based awards with a total value of $1.53 billion.
The table below presents common stock dividends declared.

	Three Months Ended March

	2022	2021
Dividends declared per common share	$2.00	$1.25
On April 13, 2022, the Board of Directors of Group Inc. (Board) declared a dividend of $2.00 per common share to be paid on June 29, 2022 to common shareholders of record on June 1, 2022.

Goldman Sachs March 2022 Form 10-Q	68

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Preferred Equity
The tables below present information about the perpetual preferred stock issued and outstanding as of March 2022.

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

•
The redemption price per share for Series A through F and Series Q through V Preferred Stock is the liquidation preference plus declared and unpaid dividends. The redemption price per share for Series J through P Preferred Stock is the liquidation preference plus accrued and unpaid dividends. Each share of Series E, Series F and Series O Preferred Stock is redeemable at the firm’s option, subject to certain covenant restrictions governing the firm’s ability to redeem the preferred stock without issuing common stock or other instruments with equity-like characteristics. See Note 14 for information about the replacement capital covenants applicable to the Series E, Series F and Series O Preferred Stock.

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
Rate
Non-Cumulative
Preferred Stock with a redemption value of $2 billion. The difference between the redemption value and net carrying value at the time of this redemption was $21 million, which was recorded as an addition to preferred stock dividends in the first quarter of 2021.
The table below presents the dividend rates of perpetual preferred stock as of March 2022.

Series	Per Annum Dividend Rate
A	3 month LIBOR + 0.75%, with floor of 3.75%, payable quarterly
C	3 month LIBOR + 0.75%, with floor of 4.00%, payable quarterly
D	3 month LIBOR + 0.67%, with floor of 4.00%, payable quarterly
E	3 month LIBOR + 0.7675%, with floor of 4.00%, payable quarterly
F	3 month LIBOR + 0.77%, with floor of 4.00%, payable quarterly
J	5.50% to, but excluding, May 10, 2023; 3 month LIBOR + 3.64% thereafter, payable quarterly
K	6.375% to, but excluding, May 10, 2024; 3 month LIBOR + 3.55% thereafter, payable quarterly
O	5.30%, payable semi-annually, from issuance date to, but excluding, November 10, 2026; 3 month LIBOR + 3.834%, payable quarterly, thereafter
P	5.00%, payable semi-annually, from issuance date to, but excluding, November 10, 2022; 3 month LIBOR + 2.874%, payable quarterly, thereafter
Q	5.50%, payable semi-annually, from issuance date to, but excluding, August 10, 2024; 5 year treasury rate + 3.623%, payable semi-annually, thereafter
R	4.95%, payable semi-annually, from issuance date to, but excluding, February 10, 2025; 5 year treasury rate + 3.224%, payable semi-annually, thereafter
S	4.40%, payable semi-annually, from issuance date to, but excluding, February 10, 2025; 5 year treasury rate + 2.85%, payable semi-annually thereafter
T	3.80%, payable semi-annually, from issuance date to, but excluding, May 10, 2026; 5 year treasury rate + 2.969%, payable semi-annually, thereafter
U	3.65%, payable semi-annually, from issuance date to, but excluding, August 10, 2026; 5 year treasury rate + 2.915%, payable semi-annually, thereafter
V	4.125%, payable semi-annually, from issuance date to, but excluding, November 10, 2026; 5 year treasury rate + 2.949%, payable semi-annually, thereafter
In the table above, dividends on each series of preferred stock are payable in arrears for the periods specified.

69	Goldman Sachs March 2022 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The table below presents preferred stock dividends declared.

	2022		2021

Series	per share	$ in millions	per share	$ in millions
Three Months Ended March
A	$ 239.58	$ 7	$ 239.58	$ 7
C	$ 255.56	2	$ 255.56	2
D	$ 255.56	14	$ 255.56	14
E	$1,000.00	7	$1,000.00	7
F	$1,000.00	2	$1,000.00	2
J	$ 343.75	14	$ 343.75	14
K	$ 398.44	11	$ 398.44	11
N	$ –	–	$ 393.75	10
Q	$ 687.50	14	$ 687.50	14
R	$ 618.75	15	$ 618.75	15
S	$ 550.00	8	$ 550.00	8
U	$ 486.67	14	$ –	–
Total		$108		$104
On April 5, 2022, Group Inc. declared dividends of $231.77 per share of Series A Preferred Stock, $247.22 per share of Series C Preferred Stock, $247.22 per share of Series D Preferred Stock, $343.75 per share of Series J Preferred Stock, $398.44 per share of Series K Preferred Stock, $662.50 per share of Series O Preferred Stock, $625.00 per share of Series P Preferred Stock, $475.00 per share of Series T Preferred Stock and $547.14 per share of Series V Preferred Stock to be paid on May 10, 2022 to preferred shareholders of record on April 25, 2022. In addition, the firm declared dividends of $1,022.22 per share of Series E Preferred Stock and $1,022.22 per share of Series F Preferred Stock to be paid on June 1, 2022 to preferred shareholders of record on May 17, 2022.
Accumulated Other Comprehensive Income/(Loss)
The table below presents changes in accumulated other comprehensive income/(loss), net of tax, by type.

$ in millions	Beginning balance	Other comprehensive income/(loss) adjustments, net of tax	Ending balance
Three Months Ended March 2022
Currency translation	$ (738)	$ (15)	$ (753)
Debt valuation adjustment	(511)	740	229
Pension and postretirement liabilities	(327)	13	(314)
Available-for-sale securities	(492)	(1,354)	(1,846)
Total	$(2,068)	$ (616)	$(2,684)
Three Months Ended March 2021
Currency translation	$ (696)	$ –	$ (696)
Debt valuation adjustment	(833)	(19)	(852)
Pension and postretirement liabilities	(368)	7	(361)
Available-for-sale securities	463	(628)	(165)
Total	$ (1,434)	$ (640)	$ (2,074)
Note 20.
Regulation and Capital Adequacy
The FRB is the primary regulator of Group Inc., a bank holding company under the U.S. Bank Holding Company Act of 1956 and a financial holding company under amendments to this Act. The firm is subject to consolidated regulatory capital requirements which are calculated in accordance with the regulations of the FRB (Capital Framework).
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
Capital Framework
The regulations under the Capital Framework are largely based on the Basel Committee on Banking Supervision’s (Basel Committee) capital framework for strengthening international capital standards (Basel III) and also implement certain provisions of the Dodd-Frank Act. Under the Capital Framework, the firm is an “Advanced approaches” banking organization and has been designated as a global systemically important bank
(G-SIB).
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

Goldman Sachs March 2022 Form 10-Q	70

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Consolidated Regulatory Capital Requirements
Risk-Based Capital Ratios.
The table below presents the risk-based capital requirements.

	Standardized	Advanced
CET1 capital ratio	13.4%	9.5%
Tier 1 capital ratio	14.9%	11.0%
Total capital ratio	16.9%	13.0%
In the table above:

•
Under both the Standardized and Advanced Capital Rules, the CET1 capital ratio requirement includes a minimum of 4.5%, the Tier 1 capital ratio requirement includes a minimum of 6.0% and the Total capital ratio requirement includes a minimum of 8.0%. These requirements also include the capital conservation buffer requirements, consisting of the
G-SIB
surcharge of 2.5% (Method 2) and the countercyclical capital buffer, which the FRB has set to zero percent. In addition, the capital conservation buffer requirements include the stress capital buffer of 6.4% under the Standardized Capital Rules and a buffer of 2.5% under the Advanced Capital Rules.

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
The second calculation (Method 2) uses similar inputs but includes a measure of reliance on short-term wholesale funding.

The table below presents information about risk-based capital ratios.

$ in millions	Standardized	Advanced
As of March 2022
CET1 capital	$ 98,270	$ 98,270
Tier 1 capital	$108,724	$108,724
Tier 2 capital	$ 14,976	$ 12,282
Total capital	$123,700	$121,006
RWAs	$682,044	$674,023
CET1 capital ratio	14.4%	14.6%
Tier 1 capital ratio	15.9%	16.1%
Total capital ratio	18.1%	18.0%
As of December 2021
CET1 capital	$ 96,254	$ 96,254
Tier 1 capital	$106,766	$106,766
Tier 2 capital	$ 14,636	$ 12,051
Total capital	$121,402	$118,817
RWAs	$676,863	$647,921
CET1 capital ratio	14.2%	14.9%
Tier 1 capital ratio	15.8%	16.5%
Total capital ratio	17.9%	18.3%
In the table above, beginning in January 2022, the firm started to phase in the estimated reduction to regulatory capital as a result of adopting the Current Expected Credit Losses (CECL) model. The total amount of reduction to be phased-in through January 2025 (at
25% per year) was $1.11 billion, of which $276 million was phased-in on January 1, 2022. The total amount to be phased-in includes the impact of adopting CECL as of January 1, 2020, as well as
 25% of the increase in the allowance for credit losses from January 1, 2020 through December 31, 2021.
Leverage Ratios.
The table below presents the leverage requirements.

Requirements
Tier 1 leverage ratio	4.0%
SLR	5.0%
In the table above, the SLR requirement of 5% includes a minimum of 3% and a 2% buffer applicable to
G-SIBs.
The table below presents information about leverage ratios.

	For the Three Months Ended or as of

$ in millions	March 2022	December 2021
Tier 1 capital	$ 108,724	$ 106,766
Average total assets	$1,528,232	$1,466,770
Deductions from Tier 1 capital	(6,839)	(4,583)
Average adjusted total assets	1,521,393	1,462,187
Off-balance sheet and other exposures	421,104	448,334
Total leverage exposure	$1,942,497	$1,910,521
Tier 1 leverage ratio	7.1%	7.3%
SLR	5.6%	5.6%

71	Goldman Sachs March 2022 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

In the table above:

•	Average total assets represents the average daily assets for the quarter adjusted for the impact of CECL transition.

•	Off-balance sheet and other exposures primarily includes the monthly average of off-balance sheet exposures, consisting of derivatives, securities financing transactions, commitments and guarantees.

•	Tier 1 leverage ratio is calculated as Tier 1 capital divided by average adjusted total assets.

•	SLR is calculated as Tier 1 capital divided by total leverage exposure.

Risk-Based Capital.

The table below presents information about risk-based capital.

	As of

$ in millions	March 2022	December 2021
Common shareholders’ equity	$104,536	$ 99,223
Impact of CECL transition	829	1,105
Deduction for goodwill	(4,597)	(3,610)
Deduction for identifiable intangible assets	(1,197)	(401)
Other adjustments	(1,301)	(63)
CET1 capital	98,270	96,254
Preferred stock	10,703	10,703
Deduction for investments in covered funds	(247)	(189)
Other adjustments	(2)	(2)
Tier 1 capital	$108,724	$106,766
Standardized Tier 2 and Total capital
Tier 1 capital	$108,724	$106,766
Qualifying subordinated debt	11,274	11,554
Junior subordinated debt	–	94
Allowance for credit losses	3,764	3,034
Other adjustments	(62)	(46)
Standardized Tier 2 capital	14,976	14,636
Standardized Total capital	$123,700	$121,402
Advanced Tier 2 and Total capital
Tier 1 capital	$108,724	$106,766
Standardized Tier 2 capital	14,976	14,636
Allowance for credit losses	(3,764)	(3,034)
Other adjustments	1,070	449
Advanced Tier 2 capital	12,282	12,051
Advanced Total capital	$121,006	$118,817
In the table above:

•
Beginning in January 2022, the firm started to phase in the estimated reduction to regulatory capital as a result of adopting the CECL model. Impact of CECL transition in the table above reflects the total amount of reduction of $1.11 billion as of December 2021 to be phased-in through January 2025 (at 25% per year), of which $276 million was phased-in on January 1, 2022. The total amount to be phased-in includes the impact of adopting CECL as of January 1, 2020, as well as 25% of the increase in the allowance for credit losses from January 1, 2020 through December 31, 2021.

•	Deduction for goodwill was net of deferred tax liabilities of $675 million as of both March 2022 and December 2021.

•	Deduction for identifiable intangible assets was net of deferred tax liabilities of $12 million as of March 2022 and $17 million as of December 2021.

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

•
Junior subordinated debt is debt issued to a Trust and was fully phased out of regulatory capital as of March 2022. As of December 2021, 10% of this debt was included in Tier 2 capital and 90% was phased out of regulatory capital. Junior subordinated debt is reduced by the amount of Trust Preferred securities purchased by the firm. See Note 14 for further information about the firm’s junior subordinated debt and Trust Preferred securities.

Goldman Sachs March 2022 Form 10-Q	72

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The table below presents changes in CET1 capital, Tier 1 capital and Tier 2 capital.

$ in millions	Standardized	Advanced
Three Months Ended March 2022
CET1 capital
Beginning balance	$ 96,254	$ 96,254
Change in:
Common shareholders’ equity	5,313	5,313
Impact of CECL transition	(276)	(276)
Deduction for goodwill	(987)	(987)
Deduction for identifiable intangible assets	(796)	(796)
Other adjustments	(1,238)	(1,238)
Ending balance	$ 98,270	$ 98,270
Tier 1 capital
Beginning balance	$106,766	$106,766
Change in:
CET1 capital	2,016	2,016
Deduction for investments in covered funds	(58)	(58)
Ending balance	108,724	108,724
Tier 2 capital
Beginning balance	14,636	12,051
Change in:
Qualifying subordinated debt	(280)	(280)
Junior subordinated debt	(94)	(94)
Allowance for credit losses	730	–
Other adjustments	(16)	605
Ending balance	14,976	12,282
Total capital	$123,700	$121,006
Year Ended December 2021
CET1 capital
Beginning balance	$ 81,641	$ 81,641
Change in:
Common shareholders’ equity	14,494	14,494
Impact of CECL transition	(21)	(21)
Deduction for goodwill	42	42
Deduction for identifiable intangible assets	200	200
Other adjustments	(102)	(102)
Ending balance	$ 96,254	$ 96,254
Tier 1 capital
Beginning balance	$ 92,730	$ 92,730
Change in:
CET1 capital	14,613	14,613
Deduction for investments in covered funds	(83)	(83)
Preferred stock	(500)	(500)
Other adjustments	6	6
Ending balance	106,766	106,766
Tier 2 capital
Beginning balance	15,424	13,279
Change in:
Qualifying subordinated debt	(642)	(642)
Junior subordinated debt	(94)	(94)
Allowance for credit losses	(61)	–
Other adjustments	9	(492)
Ending balance	14,636	12,051
Total capital	$121,402	$118,817
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

73	Goldman Sachs March 2022 Form 10-Q

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
The firm’s positional losses observed on a single day exceeded its 99%
one-day
regulatory VaR on one occasion during both the three months ended March 2022 and the year ended 2021. There was no change in the firm’s VaR multiplier used to calculate Market RWAs;

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
The table below presents information about RWAs.

$ in millions	Standardized	Advanced
As of March 2022
Credit RWAs
Derivatives	$162,832	$125,057
Commitments, guarantees and loans	239,552	182,033
Securities financing transactions	81,553	17,828
Equity investments	36,755	38,716
Other	79,342	93,779
Total Credit RWAs	600,034	457,413
Market RWAs
Regulatory VaR	16,947	16,947
Stressed VaR	37,086	37,086
Incremental risk	7,292	7,292
Comprehensive risk	2,848	2,848
Specific risk	17,837	17,837
Total Market RWAs	82,010	82,010
Total Operational RWAs	–	134,600
Total RWAs	$682,044	$674,023
As of December 2021
Credit RWAs
Derivatives	$175,628	$109,532
Commitments, guarantees and loans	233,639	182,210
Securities financing transactions	76,346	14,407
Equity investments	43,256	45,582
Other	71,485	86,768
Total Credit RWAs	600,354	438,499
Market RWAs
Regulatory VaR	13,510	13,510
Stressed VaR	38,922	38,922
Incremental risk	6,867	6,867
Comprehensive risk	2,521	2,521
Specific risk	14,689	14,689
Total Market RWAs	76,509	76,509
Total Operational RWAs	–	132,913
Total RWAs	$676,863	$647,921
In the table above:

•	Securities financing transactions represents resale and repurchase agreements and securities borrowed and loaned transactions.

•	Other includes receivables, certain debt securities, cash and cash equivalents, and other assets.

Goldman Sachs March 2022 Form 10-Q	74

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The table below presents changes in RWAs.

$ in millions	Standardized	Advanced
Three Months Ended March 2022
RWAs
Beginning balance	$676,863	$647,921
Credit RWAs
Change in:
Derivatives	(12,796)	15,525
Commitments, guarantees and loans	5,913	(177)
Securities financing transactions	5,207	3,421
Equity investments	(6,501)	(6,866)
Other	7,857	7,011
Change in Credit RWAs	(320)	18,914
Market RWAs
Change in:
Regulatory VaR	3,437	3,437
Stressed VaR	(1,836)	(1,836)
Incremental risk	425	425
Comprehensive risk	327	327
Specific risk	3,148	3,148
Change in Market RWAs	5,501	5,501
Change in Operational RWAs	–	1,687
Ending balance	$682,044	$674,023
Year Ended December 2021
RWAs
Beginning balance	$554,162	$609,750
Credit RWAs
Change in:
Derivatives	55,336	(2,159)
Commitments, guarantees and loans	57,138	30,623
Securities financing transactions	4,919	(2,161)
Equity investments	(3,688)	(3,686)
Other	1,211	3,169
Change in Credit RWAs	114,916	25,786
Market RWAs
Change in:
Regulatory VaR	(1,403)	(1,403)
Stressed VaR	6,944	6,944
Incremental risk	(1,015)	(1,015)
Comprehensive risk	763	763
Specific risk	2,496	2,496
Change in Market RWAs	7,785	7,785
Change in Operational RWAs	–	4,600
Ending balance	$676,863	$647,921
RWAs Rollforward Commentary
Three Months Ended March 2022.
Standardized Credit RWAs as of March 2022 decreased by $320
million compared with December 2021, primarily reflecting a decrease in derivatives (principally due to reduced exposures) and a decrease in equity investments (principally due to reduced exposures as a result of unrealized losses). These decreases were partially offset by an increase in other credit RWAs (principally due to increased other assets and

customer and other receivables exposures), an increase in commitments, guarantees and loans (principally due to increased lending activity) and an increase in securities financing transactions (principally due to increased funding exposures). Standardized Market RWAs as of March 2022 increased by
$5.50
billion compared with December 2021, primarily reflecting an increase in regulatory VaR (principally due to higher levels of market volatility in commodity prices) and an increase in specific risk (principally due to increased exposures to securitized products).
Advanced Credit RWAs as of March 2022 increased by

$18.91
billion compared with December 2021, primarily reflecting an increase in derivatives (principally due to increased counterparty credit risk) and an increase in other credit RWAs (principally due to increased other assets and

customer and other receivables exposures). These increases were partially offset by a decrease in equity investments (principally due to reduced exposures as a result of unrealized losses). Advanced Market RWAs as of March 2022 increased by
$5.50
billion compared with December 2021, primarily reflecting an increase in regulatory VaR (principally due to higher levels of market volatility in commodity prices) and an increase in specific risk (principally due to increased exposures to securitized products).
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

75	Goldman Sachs March 2022 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Bank Subsidiaries
GS Bank USA.
GS Bank USA is the firm’s primary U.S. bank subsidiary. GS Bank USA is an FDIC-insured, New York State-chartered bank and a member of the Federal Reserve System, is supervised and regulated by the FRB, the FDIC, the New York State Department of Financial Services (NYDFS) and the Consumer Financial Protection Bureau, and is subject to regulatory capital requirements that are calculated under the Capital Framework. GS Bank USA is an Advanced approaches banking organization under the Capital Framework.
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

•	The “well-capitalized” requirements are the binding requirements for leverage ratios.
The table below presents information about GS Bank USA’s risk-based capital ratios.

$ in millions	Standardized	Advanced
As of March 2022
CET1 capital	$ 42,453	$ 42,453
Tier 1 capital	$ 42,453	$ 42,453
Tier 2 capital	$ 7,012	$ 5,108
Total capital	$ 49,465	$ 47,561
RWAs	$314,412	$237,532
CET1 capital ratio	13.5%	17.9%
Tier 1 capital ratio	13.5%	17.9%
Total capital ratio	15.7%	20.0%
As of December 2021
CET1 capital	$ 42,535	$ 42,535
Tier 1 capital	$ 42,535	$ 42,535
Tier 2 capital	$ 6,430	$ 4,646
Total capital	$ 48,965	$ 47,181
RWAs	$312,601	$222,607
CET1 capital ratio	13.6%	19.1%
Tier 1 capital ratio	13.6%	19.1%
Total capital ratio	15.7%	21.2%
In the table above:

•
The lower of the Standardized or Advanced ratio is the ratio against which GS Bank USA’s compliance with the capital requirements is assessed under the risk-based Capital Rules, and therefore, the Standardized ratios applied to GS Bank USA as of both March 2022 and December 2021.

•
Beginning in January 2022, GS Bank USA started to phase in the estimated reduction to regulatory capital as a result of adopting the CECL model. The total amount to be phased-in includes the impact of adopting CECL as of January 1, 2020, as well as
 25% of the increase in the allowance for credit losses from January 1, 2020 through December 31, 2021.

•
The Standardized risk-based capital ratios were essentially unchanged from December 2021 to March 2022. The Advanced risk-based capital ratios decreased from December 2021 to March 2022, reflecting increases in both Credit and Market RWAs.

Goldman Sachs March 2022 Form 10-Q	76

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The table below presents information about GS Bank USA’s leverage ratios.

	For the Three Months Ended or as of

$ in millions	March 2022	December 2021
Tier 1 capital	$ 42,453	$ 42,535
Average adjusted total assets	$450,490	$409,739
Total leverage exposure	$618,029	$627,799
Tier 1 leverage ratio	9.4%	10.4%
SLR	6.9%	6.8%
In the table above:

•	Average adjusted total assets represents the average daily assets for the quarter adjusted for deductions from Tier 1 capital and the impact of CECL transition.

•	Tier 1 leverage ratio is calculated as Tier 1 capital divided by average adjusted total assets.

•	SLR is calculated as Tier 1 capital divided by total leverage exposure.
The deposits of GS Bank USA are insured by the FDIC to the extent provided by law. The FRB requires that GS Bank USA maintain cash reserves with the Federal Reserve. As of both March 2022 and December 2021, the reserve requirement ratio was zero percent. The amount deposited by GS Bank USA at the Federal Reserve was $142.70 billion as of March 2022 and $122.01 billion as of December 2021.
GS Bank USA is a registered swap dealer with the CFTC and a registered security-based swap dealer with the SEC. As of both March 2022 and December 2021, GS Bank USA was subject to and in compliance with applicable capital requirements for swap dealers and security-based swap dealers.
GSIB.
GSIB is the firm’s U.K. bank subsidiary regulated by the Prudential Regulation Authority (PRA) and the Financial Conduct Authority (FCA). GSIB is subject to the U.K. capital framework, which is largely based on Basel III.
The table below presents GSIB’s risk-based capital requirements.

	As of

	March 2022	December 2021
Risk-based capital requirements
CET1 capital ratio	8.6%	8.5%
Tier 1 capital ratio	10.6%	10.5%
Total capital ratio	13.3%	13.2%
The table below presents information about GSIB’s risk-based capital ratios.

	As of

$ in millions	March 2022	December 2021
Risk-based capital and risk-weighted assets
CET1 capital	$ 3,440	$ 3,408
Tier 1 capital	$ 3,440	$ 3,408
Tier 2 capital	$ 826	$ 826
Total capital	$ 4,266	$ 4,234
RWAs	$16,693	$17,196
Risk-based capital ratios
CET1 capital ratio	20.6%	19.8%
Tier 1 capital ratio	20.6%	19.8%
Total capital ratio	25.6%	24.6%
In the table above, the risk-based capital ratios as of March 2022 reflected profits after foreseeable charges that are still subject to
verification by GSIB’s external auditors and approval by GSIB’s Board of Directors for inclusion in risk-based capital. These profits contributed approximately 58 basis points to the CET1 capital ratio.
The eligible retail deposits of GSIB are covered by the U.K. Financial Services Compensation Scheme to the extent provided by law. GSIB is subject to minimum reserve requirements at the Bank of England. The minimum reserve requirement was $166 million as of March 2022 and $172 million as of December 2021. The amount deposited by GSIB at the Bank of England was $1.88 billion as of March 2022 and $2.20 billion as of December 2021.
GSBE.
GSBE is the firm’s German bank subsidiary supervised by the European Central Bank, BaFin and Deutsche Bundesbank. GSBE is a
non-U.S.
banking subsidiary of GS Bank USA and is also subject to standalone regulatory capital requirements noted below. GSBE is subject to the capital requirements prescribed in the amended E.U. Capital Requirements Directive (CRD) and E.U. Capital Requirements Regulation (CRR), which are largely based on Basel III.
The table below presents GSBE’s risk-based capital requirements.

	As of

	March 2022	December 2021
Risk-based capital requirements
CET1 capital ratio	9.0%	8.7%
Tier 1 capital ratio	11.1%	10.8%
Total capital ratio	13.8%	13.5%

77	Goldman Sachs March 2022 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The table below presents information about GSBE’s risk-based capital ratios.

	As of

$ in millions	March 2022	December 2021
Risk-based capital and risk-weighted assets
CET1 capital	$ 9,504	$ 6,527
Tier 1 capital	$ 9,504	$ 6,527
Tier 2 capital	$ 22	$ 23
Total capital	$ 9,526	$ 6,550
RWAs	$30,306	$28,924
Risk-based capital ratios
CET1 capital ratio	31.4%	22.6%
Tier 1 capital ratio	31.4%	22.6%
Total capital ratio	31.4%	22.6%
In the table above, the risk-based capital ratios as of
both
March 2022
and December 2021
reflected profits after foreseeable charges
that are still subject to
verification by GSBE’s external auditors and approval by GSBE’s shareholder (GS Bank USA) for inclusion in risk-based capital. These profits contributed approximately 119 basis points to the CET1 capital ratio as of March 2022 and approximately 106 basis points to the CET1 capital ratio as of December 2021
.
The table below presents GSBE’s leverage ratio requirement and leverage ratios.

	As of

	March 2022	December 2021
Leverage ratio requirement	3.0%	3.0%
Leverage ratio	11.6%	7.6%
In the table above, the leverage ratio as of
both
March 2022
and December 2021
reflected profits after foreseeable charges
that are still subject to
verification by GSBE’s external auditors and approval by GSBE’s shareholder (GS Bank USA) for inclusion in risk-based capital. These profits contributed approximately 77 basis points to the leverage ratio as of March 2022 and approximately 58 basis points to the leverage ratio as of December 2021
.
The deposits of GSBE are covered by the German statutory deposit protection program to the extent provided by law. In addition, GSBE has elected to participate in the German voluntary deposit protection program which provides insurance for certain eligible deposits not covered by the German statutory deposit program. GSBE is subject to minimum reserve requirements at central banks in certain of the jurisdictions in which it operates. The minimum reserve requirement was $218 million as of March 2022 and $189 million as of December 2021. The amount deposited by GSBE at central banks was $15.09 billion as of March 2022 and $20.36 billion as of December 2021, substantially all of which was deposited with Deutsche Bundesbank.
GSBE is a registered swap dealer with the CFTC and a registered security-based swap dealer with the SEC. As of both March 2022 and December 2021, GSBE was subject to and in compliance with applicable capital requirements for swap dealers and security-based swap dealers.
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
Group Inc.’s equity investment in subsidiaries was $123.94 billion as of March 2022 and $118.90 billion as of December 2021, of which Group Inc. was required to maintain $81.68 billion as of March 2022 and $77.22 billion as of December 2021, of minimum equity capital in its regulated subsidiaries in order to satisfy the regulatory requirements of such subsidiaries.
Group Inc.’s capital invested in certain
non-U.S.
dollar functional currency subsidiaries is exposed to foreign exchange risk, substantially all of which is managed through a combination of derivatives and
non-U.S.
dollar-denominated debt. See Note 7 for information about the firm’s net investment hedges used to hedge this risk.

Goldman Sachs March 2022 Form 10-Q	78

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
The table below presents information about basic and diluted EPS.

	Three Months Ended March

in millions, except per share amounts	2022	2021
Net earnings to common	$3,831	$6,711
Weighted average basic shares	351.2	356.6
Effect of dilutive RSUs	4.7	4.3
Weighted average diluted shares	355.9	360.9
Basic EPS	$10.87	$18.80
Diluted EPS	$10.76	$18.60
In the table above:

•	Net earnings to common represents net earnings applicable to common shareholders, which is calculated as net earnings less preferred stock dividends.

•
Unvested share-based awards that have
non-forfeitable
rights to dividends or dividend equivalents are treated as a separate class of securities under the two-class
method. Distributed earnings allocated to these securities reduce net earnings to common to calculate EPS under this method. The impact of applying this methodology was a reduction in basic EPS of $0.04 for the three months ended March 2022 and $0.02 for the three months ended March 2021.

•
Diluted EPS does not include antidilutive RSUs, including those that are subject to market conditions, of 0.7 million for the three months ended March 2022 and 0.1 million for the three months ended March 2021.

Note 22.
Transactions with Affiliated Funds
The firm has formed nonconsolidated investment funds with third-party investors. As the firm generally acts as the investment manager for these funds, it is entitled to receive management fees and, in certain cases, advisory fees or incentive fees from these funds. Additionally, the firm invests alongside the third-party investors in certain funds.
The tables below present information about affiliated funds.

	Three Months Ended March

$ in millions	2022	2021
Fees earned from funds	$ 962	$ 818

	As of

$ in millions	March 2022	December 2021
Fees receivable from funds	$1,043	$ 873
Aggregate carrying value of interests in funds	$4,113	$4,321
The firm has waived, and may waive in the future, certain management fees on selected money market funds to enhance the yield for investors in such funds. Management fees waived were $88 million for the three months ended March 2022 and $105 million for the three months ended March 2021.
The Volcker Rule restricts the firm from providing financial support to covered funds (as defined in the rule) after the expiration of the conformance period. As a general matter, in the ordinary course of business, the firm does not expect to provide additional voluntary financial support to any covered funds, but may choose to do so with respect to funds that are not subject to the Volcker Rule. However, any such support is not expected to be material to the results of operations of the firm. Except for the fee waivers noted above, the firm did not provide any additional financial support to its affiliated funds during either the three months ended March 2022 or March 2021.
In addition, in the ordinary course of business, the firm may also engage in other activities with its affiliated funds, including, among others, securities lending, trade execution, market-making, custody, and acquisition and bridge financing. See Note 18 for information about the firm’s investment commitments related to these funds.

79	Goldman Sachs March 2022 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Note 23.
Interest Income and Interest Expense
Interest is recorded over the life of the instrument on an accrual basis based on contractual interest rates.
The table below presents sources of interest income and interest expense.

	Three Months Ended March

$ in millions	2022	2021
Deposits with banks	$ 8	$ (3)
Collateralized agreements	(202)	(181)
Trading assets	1,090	1,193
Investments	381	507
Loans	1,550	1,220
Other interest	385	318
Total interest income	3,212	3,054
Deposits	370	343
Collateralized financings	11	(17)
Trading liabilities	432	373
Short-term borrowings	77	158
Long-term borrowings	754	893
Other interest	(259)	(178)
Total interest expense	1,385	1,572
Net interest income	$1,827	$1,482
In the table above:

•	Collateralized agreements includes rebates paid and interest income on securities borrowed.

•	Loans excludes interest on loans held for sale that are accounted for at the lower of cost or fair value. Such interest is included within other interest.

•	Other interest income includes interest income on customer debit balances, other interest-earning assets and loans held for sale that are accounted for at the lower of cost or fair value.

•	Collateralized financings consists of repurchase agreements and securities loaned.

•	Short- and long-term borrowings include both secured and unsecured borrowings.

•	Other interest expense includes rebates received on other interest-bearing liabilities and interest expense on customer credit balances.
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

Goldman Sachs March 2022 Form 10-Q	80

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The table below presents the earliest tax years that remain subject to examination by major jurisdiction.

Jurisdiction	As of March 2022
U.S. Federal	2011
New York State and City	2015
United Kingdom	2017
Japan	2016
Hong Kong	2015
The firm has been accepted into the Compliance Assurance Process program by the IRS for each of the tax years from 2013 through 2022. This program allows the firm to work with the IRS to identify and resolve potential U.S. Federal tax issues before the filing of tax returns. All issues for the 2011 tax year have been resolved and completion is pending final administrative settlement. During April 2022, the firm reached an agreement with IRS Appeals on the remaining issues for tax years 2012 through 2018. Subject to final review by the Joint Committee on Taxation, this agreement will not have a material impact on the effective tax rate for 2022. The 2019 and 2020 tax years remain subject to post-filing review. New York State and City examinations of 2015 through 2018 commenced during 2021.
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

81	Goldman Sachs March 2022 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Segment Results
The table below presents a summary of the firm’s segment results.

	Three Months Ended March

$ in millions	2022	2021
Investment Banking
Non-interest revenues	$ 2,306	$ 3,671
Net interest income	105	100
Total net revenues	2,411	3,771
Provision for credit losses	164	(163)
Operating expenses	1,248	1,863
Pre-tax earnings	$ 999	$ 2,071
Net earnings	$ 845	$ 1,698
Net earnings to common	$ 829	$ 1,679
Average common equity	$ 11,730	$10,564
Return on average common equity	28.3%	63.6%
Global Markets
Non-interest revenues	$ 7,142	$ 7,020
Net interest income	730	561
Total net revenues	7,872	7,581
Provision for credit losses	102	(20)
Operating expenses	3,761	4,185
Pre-tax earnings	$ 4,009	$ 3,416
Net earnings	$ 3,392	$ 2,801
Net earnings to common	$ 3,327	$ 2,730
Average common equity	$ 52,484	$41,044
Return on average common equity	25.4%	26.6%
Asset Management
Non-interest revenues	$ 399	$ 4,431
Net interest income	147	183
Total net revenues	546	4,614
Provision for credit losses	41	53
Operating expenses	1,095	1,890
Pre-tax earnings/(loss)	$ (590)	$ 2,671
Net earnings/(loss)	$ (499)	$ 2,190
Net earnings/(loss) to common	$ (516)	$ 2,165
Average common equity	$ 23,992	$24,604
Return on average common equity	(8.6)%	35.2%
Consumer & Wealth Management
Non-interest revenues	$ 1,259	$ 1,100
Net interest income	845	638
Total net revenues	2,104	1,738
Provision for credit losses	254	60
Operating expenses	1,612	1,499
Pre-tax earnings	$ 238	$ 179
Net earnings	$ 201	$ 147
Net earnings to common	$ 191	$ 137
Average common equity	$ 13,672	$10,244
Return on average common equity	5.6%	5.3%
Total
Non-interest revenues	$ 11,106	$16,222
Net interest income	1,827	1,482
Total net revenues	12,933	17,704
Provision for credit losses	561	(70)
Operating expenses	7,716	9,437
Pre-tax earnings	$ 4,656	$ 8,337
Net earnings	$ 3,939	$ 6,836
Net earnings to common	$ 3,831	$ 6,711
Average common equity	$101,878	$86,456
Return on average common equity	15.0%	31.0%
In the table above:

•	Revenues and expenses directly associated with each segment are included in determining pre-tax earnings.

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

•
The firm reviews and makes any necessary adjustments to attributed equity in January of each year, to reflect, among other things, the results of the latest Comprehensive Capital Analysis and Review process, as well as projected changes in the firm’s balance sheet. The average common equity balances above incorporate such impact, as well as the changes in the size and composition of assets held in each of the firm’s segments that occurred during the respective periods.

The table below presents depreciation and amortization expense by segment.

	Three Months Ended March

$ in millions	2022	2021
Investment Banking	$ 46	$ 48
Global Markets	221	168
Asset Management	128	190
Consumer & Wealth Management	97	92
Total	$ 492	$ 498
Segment Assets
The table bel
o
w presents assets by segment.

	As of

$ in millions	March 2022	December 2021
Investment Banking	$ 152,791	$ 144,157
Global Markets	1,185,696	1,082,378
Asset Management	91,483	91,115
Consumer & Wealth Management	159,471	146,338
Total	$1,589,441	$1,463,988

Goldman Sachs March 2022 Form 10-Q	82

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

•	Consumer & Wealth Management: Wealth management: location of the sales team; Consumer banking: location of the client.
The table below presents total net revenues and
pre-tax
earnings by geographic region.

$ in millions	2022		2021
Three Months Ended March
Americas	$ 7,386	57%	$10,825	61%
EMEA	3,850	30%	4,713	27%
Asia	1,697	13%	2,166	12%
Total net revenues	$12,933	100%	$17,704	100%
Americas	$ 2,316	50%	$ 5,015	60%
EMEA	1,791	38%	2,415	29%
Asia	549	12%	907	11%
Total pre-tax earnings	$ 4,656	100%	$ 8,337	100%
In the table above:

•	Substantially all of the amounts in Americas were attributable to the U.S.

•	Asia includes Australia and New Zealand.
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
The table below presents the credit concentrations included in trading cash instruments and investments.

	As of

$ in millions	March 2022	December 2021
U.S. government and agency obligations	$137,387	$141,191
Percentage of total assets	8.6%	9.6%
Non-U.S. government and agency obligations	$ 57,619	$ 51,426
Percentage of total assets	3.6%	3.5%
In addition, the firm had $236.23 billion as of March 2022 and $222.20 billion as of December 2021 of cash deposits held at central banks (included in cash and cash equivalents), of which $142.70 billion as of March 2022 and $122.01 billion as of December 2021 was held at the Federal Reserve.
As of both March 2022 and December 2021, the firm did not have credit exposure to any other counterparty that exceeded 2% of total assets.

83	Goldman Sachs March 2022 Form 10-Q

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

	As of

$ in millions	March 2022	December 2021
U.S. government and agency obligations	$158,868	$ 86,274
Non-U.S. government and agency obligations	$117,239	$141,588
In the table above:

•	Non-U.S. government and agency obligations primarily consists of securities issued by the governments of the U.K., Japan, Germany and France.

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
With respect to matters described below for which management has been able to estimate a range of reasonably possible loss where (i) actual or potential plaintiffs have claimed an amount of money damages, (ii) the firm is being, or threatened to be, sued by purchasers in a securities offering and is not being indemnified by a party that the firm believes will pay the full amount of any judgment, or (iii) the purchasers are demanding that the firm repurchase securities, management has estimated the upper end of the range of reasonably possible loss based on (a) in the case of (i), the amount of money damages claimed, (b) in the case of (ii), the difference between the initial sales price of the securities that the firm sold in such offering and the estimated lowest subsequent price of such securities prior to the action being commenced and (c) in the case of (iii), the price that purchasers paid for the securities less the estimated value, if any, as of March 2022 of the relevant securities, in each of cases (i), (ii) and (iii), taking into account any other factors believed to be relevant to the particular matter or matters of that type. As of the date hereof, the firm has estimated the upper end of the range of reasonably possible aggregate loss for such matters and for any other matters described below where management has been able to estimate a range of reasonably possible aggregate loss to be approximately $1.9 billion in excess of the aggregate reserves for such matters.
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

Goldman Sachs March 2022 Form 10-Q	84

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

1MDB-Related Matters
Between 2012 and 2013, subsidiaries of the firm acted as arrangers or purchasers of approximately $6.5 billion of debt securities of 1MDB.
On November 1, 2018, the U.S. Department of Justice (DOJ) unsealed a criminal information and guilty plea by Tim Leissner, a former participating managing director of the firm, and an indictment against Ng Chong Hwa, a former managing director of the firm. On August 28, 2018, Leissner was adjudicated guilty by the U.S. District Court for the Eastern District of New York of conspiring to launder money and to violate the U.S. Foreign Corrupt Practices Act’s (FCPA) anti-bribery and internal accounting controls provisions. Ng was charged with conspiring to launder money and to violate the FCPA’s anti-bribery and internal accounting controls provisions. On April 8, 2022, Ng was found guilty on all counts following a trial.
On August 18, 2020, the firm announced that it entered into a settlement agreement with the Government of Malaysia to resolve the criminal and regulatory proceedings in Malaysia involving the firm, which includes a guarantee that the Government of Malaysia receives at least $1.4 billion in assets or proceeds from assets seized by governmental authorities around the world related to 1MDB. See Note 18 for further information about this guarantee.
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
In January and February 2021, respectively, the firm received two demands (in addition to three demands that the Board had previously rejected and were subsequently settled) from alleged shareholders to investigate and pursue claims related to 1MDB (and, for one of the demands, other matters) against other parties, including certain current and former directors and executive officers of the firm. In December 2021, the Board voted to reject the two demands.
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

85	Goldman Sachs March 2022 Form 10-Q

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
The consolidated amended complaint filed on July 25, 2011, which named as defendants Group Inc. and certain current and former officers and employees of Group Inc. and its affiliates, generally alleges violations of Sections 10(b) and 20(a) of the Exchange Act and seeks monetary damages. The defendants have moved for summary judgment. On April 7, 2020, the Second Circuit Court of Appeals affirmed the district court’s August 14, 2018 grant of class certification. On June 21, 2021, the United States Supreme Court vacated the judgment of the Second Circuit and remanded the case for further proceedings, and on August 26, 2021, the Second Circuit vacated the district court’s grant of class certification and remanded the case for further proceedings. On December 8, 2021, the district court granted the plaintiffs’ motion for class certification. On March 9, 2022, the Second Circuit granted defendants’ petition seeking interlocutory review of the district court’s grant of class certification.
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
Currencies-Related Litigation
GS&Co. and Group Inc. are among the defendants named in an action filed in the U.S. District Court for the Southern District of New York on November 7, 2018, and GSI, GSIB, Goldman Sachs Group UK Limited and GS Bank USA are among the defendants in an action filed in the High Court of England and Wales on November 11, 2020 and subsequently transferred to the U.K. Competition Appeal Tribunal, in each case by certain direct purchasers of foreign exchange instruments that opted out of a class settlement reached with, among others, GS&Co. and Group Inc. The third amended complaint in the U.S. district court action, filed on August 3, 2020, generally alleges that the defendants violated federal antitrust law and state common law in connection with an alleged conspiracy to manipulate the foreign currency exchange markets and seeks declaratory and injunctive relief, as well as unspecified amounts of compensatory, punitive, treble and other damages. The claim in the English action is for breaches of English and E.U. competition rules from 2003 to 2013 and alleges manipulation of foreign exchange rates and bid/offer spreads, the exchange of commercially sensitive information among defendants and collusive trading.
GS&Co. is among the defendants named in a putative class action filed in the U.S. District Court for the Southern District of New York on August 4, 2021. The amended complaint, filed on January 6, 2022, generally asserts claims under federal antitrust law and state common law in connection with an alleged conspiracy among the defendants to manipulate auctions for foreign exchange transactions on an electronic trading platform, as well as claims under the Racketeer Influenced and Corrupt Organizations Act. The complaint seeks declaratory and injunctive relief, as well as unspecified amounts of treble and other damages. On March 18, 2022, the defendants moved to dismiss the amended complaint.

Goldman Sachs March 2022 Form 10-Q	86

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Banco Espirito Santo S.A. and Oak Finance
Beginning in February 2015, GSI commenced actions against Novo Banco S.A. (Novo Banco) in the English Commercial Court and the Bank of Portugal (BoP) in Portuguese Administrative Court in response to BoP’s decisions in December 2014, September 2015 and December 2015 to reverse an earlier transfer to Novo Banco of an $835 million facility agreement (the Facility), structured by GSI, between Oak Finance Luxembourg S.A. (Oak Finance), a special purpose vehicle formed in connection with the Facility, and Banco Espirito Santo S.A. (BES) prior to the failure of BES. In July 2018, the English Supreme Court found that the English courts will not have jurisdiction over GSI’s action unless and until the Portuguese Administrative Court finds against BoP in GSI’s parallel action. In July 2018, the Liquidation Committee for BES issued a decision seeking to claw back from GSI $54 million paid to GSI and $50 million paid to Oak Finance in connection with the Facility, alleging that GSI acted in bad faith in extending the Facility, including because GSI allegedly knew that BES was at risk of imminent failure. In October 2018, GSI commenced an action in Lisbon Commercial Court challenging the Liquidation Committee’s decision and has since also issued a claim against the Portuguese State seeking compensation for losses of approximately $222 million related to the failure of BES, together with a contingent claim for the $104 million sought by the Liquidation Committee.
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
Group Inc. is also a defendant in putative securities class actions filed beginning in October 2021 and consolidated in the U.S. District Court for the Southern District of New York. The complaints allege that Group Inc., along with another financial institution, sold shares in Baidu Inc. (Baidu), Discovery Inc. (Discovery), GSX Techedu Inc. (Gaotu), iQIYI Inc. (iQIYI), Tencent Music Entertainment Group (Tencent), ViacomCBS, and Vipshop Holdings Ltd. (Vipshop) based on material nonpublic information regarding the liquidation of Archegos’ position in Baidu, Discovery, Gaotu, iQIYI, Tencent, ViacomCBS and Vipshop, respectively. The complaints generally assert violations of Sections 10(b), 20A and 20(a) of the Exchange Act and seek unspecified damages.
On January 24, 2022, the firm received a demand from an alleged shareholder under Section 220 of the Delaware General Corporation Law for books and records relating to, among other things, the firm’s involvement with Archegos and the firm’s controls with respect to insider trading.

87	Goldman Sachs March 2022 Form 10-Q

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
Altice USA, Inc.
GS&Co. is among the underwriters named as defendants in putative securities class actions pending in New York Supreme Court, County of Queens, and the U.S. District Court for the Eastern District of New York beginning in June 2018, relating to Altice USA, Inc.’s (Altice) $2.15 billion June 2017 initial public offering. In addition to the underwriters, the defendants include Altice and certain of its officers and directors. GS&Co. underwrote 12,280,042 shares of common stock representing an aggregate offering price of approximately $368 million. On June 26, 2020, the court dismissed the amended complaint in the state court action, and on September 4, 2020, plaintiffs moved for leave to file a consolidated amended complaint. Plaintiffs in the district court action filed a second amended complaint on October 7, 2020. On February 28, 2022, the state court approved a settlement among the parties, and on March 14, 2022, the district court signed a joint stipulation filed by the parties to dismiss the district court action upon the effectiveness of the state court settlement. Under the terms of the settlement, the firm will not be required to contribute to the settlement.
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
Alnylam Pharmaceuticals, Inc.
GS&Co. is among the underwriters named as defendants in a putative securities class action filed on September 12, 2019 in New York Supreme Court, County of New York, relating to Alnylam Pharmaceuticals, Inc.’s (Alnylam) $805 million November 2017 public offering of common stock. In addition to the underwriters, the defendants include Alnylam and certain of its officers and directors. GS&Co. underwrote 2,576,000 shares of common stock representing an aggregate offering price of approximately $322 million. On October 30, 2020, the court denied the defendants’ motion to dismiss the amended complaint filed on November 7, 2019. On February 22, 2021, the plaintiffs moved for class certification. On April 29, 2021, the Appellate Division of the Supreme Court of the State of New York for the First Department denied defendants’ appeal of the New York Supreme Court’s denial of the defendants’ motion to dismiss the amended complaint, except with respect to one of the plaintiffs’ claims against Alnylam’s officers and directors. On April 12, 2022, the court approved a settlement among the parties. The firm will not be required to contribute to the settlement.

Goldman Sachs March 2022 Form 10-Q	88

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Venator Materials PLC.
GS&Co. is among the underwriters named as defendants in putative securities class actions in Texas District Court, Dallas County, New York Supreme Court, New York County, and the U.S. District Court for the Southern District of Texas, filed beginning in February 2019, relating to Venator Materials PLC’s (Venator) $522 million August 2017 initial public offering and $534 million December 2017 secondary equity offering. In addition to the underwriters, the defendants include Venator, certain of its officers and directors and certain of its shareholders. GS&Co. underwrote 6,351,347 shares of common stock in the August 2017 initial public offering representing an aggregate offering price of approximately $127 million and 5,625,768 shares of common stock in the December 2017 secondary equity offering representing an aggregate offering price of approximately $127 million. On January 21, 2020, the Texas Court of Appeals reversed the Texas District Court and dismissed the claims against the underwriter defendants, including GS&Co., in the Texas state court action for lack of personal jurisdiction. On March 22, 2021, the defendants’ motion to dismiss the New York state court action was granted and the plaintiffs have filed a notice of appeal. On July 7, 2021, the court in the federal action granted in part and denied in part defendants’ motion to dismiss the consolidated complaint. On August 16, 2021, the plaintiffs in the federal action filed an amended consolidated complaint. On November 19, 2021, the plaintiffs in the federal action moved for class certification. On February 28, 2022, the plaintiffs stipulated to withdraw the appeal in the New York state court action after the parties reached a settlement, and on March 29, 2022, the Appellate Division of the Supreme Court of the State of New York for the First Department deemed the appeal withdrawn. On March 21, 2022, the plaintiffs in the federal action moved for an order to preliminarily approve a settlement among the parties. Under the terms of the settlement, the firm will not be required to contribute to the settlement.
GoHealth, Inc.
GS&Co. is among the underwriters named as defendants in putative securities class actions filed beginning on September 21, 2020 and consolidated in the U.S. District Court for the Northern District of Illinois relating to GoHealth, Inc.’s (GoHealth) $914 million July 2020 initial public offering. In addition to the underwriters, the defendants include GoHealth, certain of its officers and directors and certain of its shareholders. GS&Co. underwrote 11,540,550 shares of common stock representing an aggregate offering price of approximately $242 million. On February 25, 2021, the plaintiffs filed a consolidated complaint. On April 5, 2022, the defendants’ motion to dismiss the consolidated complaint was denied.
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
ContextLogic Inc.
GS&Co. is among the underwriters named as defendants in putative securities class actions filed beginning on May 17, 2021 and consolidated in the U.S. District Court for the Northern District of California, relating to ContextLogic Inc.’s (ContextLogic) $1.1 billion December 2020 initial public offering of common stock. In addition to the underwriters, the defendants include ContextLogic and certain of its officers and directors. GS&Co. underwrote 16,169,000 shares of common stock representing an aggregate offering price of approximately $388 million.

89	Goldman Sachs March 2022 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

DiDi Global Inc.
Goldman Sachs (Asia) L.L.C. (GS Asia) is among the underwriters named as defendants in putative securities class actions filed beginning on July 6, 2021 in the U.S. District Courts for the Southern District of New York and the Central District of California and New York Supreme Court, County of New York, relating to DiDi Global Inc.’s (DiDi) $4.4 billion June 2021 initial public offering of American Depositary Shares (ADS). In addition to the underwriters, the defendants include DiDi and certain of its officers and directors. GS Asia underwrote 104,554,000 ADS representing an aggregate offering price of approximately $1.5 billion. On September 22, 2021, plaintiffs in the California action voluntarily dismissed their claims without prejudice. On January 7, 2022, plaintiffs in the consolidated federal action filed a consolidated amended complaint, which includes allegations of violations of Sections 10(b) and 20A of the Exchange Act against the underwriter defendants. On March 8, 2022, the defendants moved to dismiss the consolidated amended complaint.
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
Zymergen Inc.
GS&Co. is among the underwriters named as defendants in a putative securities class action filed on August 4, 2021 in the U.S. District Court for the Northern District of California relating to Zymergen Inc.’s (Zymergen) $575 million April 2021 initial public offering of common stock. In addition to the underwriters, the defendants include Zymergen and certain of its officers and directors. GS&Co. underwrote 5,750,345 shares of common stock representing an aggregate offering price of approximately $178 million. On February 24, 2022, the plaintiffs filed an amended complaint, and on April 25, 2022, the defendants moved to dismiss the amended complaint.
Waterdrop Inc.
GS Asia is among the underwriters named as defendants in a putative securities class action filed on September 14, 2021 in the U.S. District Court for the Southern District of New York relating to Waterdrop Inc.’s (Waterdrop) $360 million May 2021 initial public offering of ADS. In addition to the underwriters, the defendants include Waterdrop and certain of its officers and directors. GS Asia underwrote 15,300,000 ADS representing an aggregate offering price of approximately $184 million. On February 21, 2022, the plaintiffs filed an amended complaint, and on April 22, 2022, the defendants moved to dismiss the amended complaint.
Sea Limited.
GS Asia is among the underwriters named as defendants in a putative securities class action filed on February 11, 2022 in New York Supreme Court, County of New York, relating to Sea Limited’s approximately $4.0 billion September 2021 public offering of ADS. In addition to the underwriters, the defendants include Sea Limited and certain of its officers and directors. GS Asia underwrote 8,222,500 ADS representing an aggregate offering price of approximately $2.6 billion.
Rivian Automotive Inc.
GS&Co. is among the underwriters named as defendants in a putative securities class action filed on March 7, 2022 in the U.S. District Court for the Central District of California relating to Rivian Automotive Inc.’s (Rivian) approximately $13.7 billion November 2021 initial public offering. In addition to the underwriters, the defendants include Rivian and certain of its officers and directors. GS&Co. underwrote 44,733,050 shares of common stock representing an aggregate offering price of approximately $3.5 billion.
Natera Inc.
GS&Co. is among the underwriters named as defendants in a putative securities class action filed on March 10, 2022 in New York Supreme Court, County of New York, relating to Natera Inc.’s (Natera) approximately $585 million July 2021 public offering of common stock. In addition to the underwriters, the defendants include Natera and certain of its officers and directors. GS&Co. underwrote 1,449,000 shares of common stock representing an aggregate offering price of approximately $164 million.
Robinhood Markets, Inc.
GS&Co. is among the underwriters named as defendants in a putative securities class action filed on December 17, 2021 in the U.S. District Court for the Northern District of California relating to Robinhood Markets, Inc.’s (Robinhood) approximately $2.2 billion July 2021 initial public offering. In addition to the underwriters, the defendants include Robinhood and certain of its officers and directors. GS&Co. underwrote 18,039,706 shares of common stock representing an aggregate offering price of approximately $686 million.

Goldman Sachs March 2022 Form 10-Q	90

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
Securities Lending Antitrust Litigation
Group Inc. and GS&Co. were among the defendants named in a putative antitrust class action and three individual actions relating to securities lending practices filed in the U.S. District Court for the Southern District of New York beginning in August 2017. The complaints generally assert claims under federal and state antitrust law and state common law in connection with an alleged conspiracy among the defendants to preclude the development of electronic platforms for securities lending transactions. The individual complaints also assert claims for tortious interference with business relations and under state trade practices law and, in the second and third individual actions, unjust enrichment under state common law. The complaints seek declaratory and injunctive relief, as well as unspecified amounts of compensatory, treble, punitive and other damages. Group Inc. was voluntarily dismissed from the putative class action on January 26, 2018. Defendants’ motion to dismiss the class action complaint was denied on September 27, 2018. Defendants’ motion to dismiss the first individual action was granted on August 7, 2019. The plaintiffs in the putative class action moved for class certification on February 22, 2021. On September 30, 2021, the defendants’ motion to dismiss the second and third individual actions, which were consolidated in June 2019, was granted. On October 25, 2021, the plaintiff in the second individual action appealed to the Second Circuit Court of Appeals.
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

91	Goldman Sachs March 2022 Form 10-Q

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
GS&Co., GSI, J. Aron & Company and Metro International Trade Services (Metro), a previously consolidated subsidiary of Group Inc. that was sold in the fourth quarter of 2014, are among the defendants in a number of putative class and individual actions filed beginning on August 1, 2013 and consolidated in the U.S. District Court for the Southern District of New York. The complaints generally allege violations of federal antitrust laws and state laws in connection with the storage of aluminum and aluminum trading. The complaints seek declaratory, injunctive and other equitable relief, as well as unspecified monetary damages, including treble damages. In December 2016, the district court granted defendants’ motions to dismiss and on August 27, 2019, the Second Circuit vacated the district court’s dismissals and remanded the case to district court for further proceedings. On July 23, 2020, the district court denied the class plaintiffs’ motion for class certification, and on December 16, 2020 the Second Circuit denied leave to appeal the denial. On February 17, 2021, the district court granted defendants’ motion for summary judgment with respect to the claims of most of the individual plaintiffs. On April 14, 2021, the plaintiffs appealed to the Second Circuit Court of Appeals. On April 18, 2022, the two remaining individual plaintiffs informed the district court that they had reached an agreement in principle to settle with the defendants, subject to documentation. The firm has reserved the full amount of its proposed contribution to the settlement.
In connection with the sale of Metro, the firm agreed to provide indemnities to the buyer, including for any potential liabilities for legal or regulatory proceedings arising out of the conduct of Metro’s business while the firm owned it.
U.S. Treasury Securities Litigation
GS&Co. is among the primary dealers named as defendants in several putative class actions relating to the market for U.S. Treasury securities, filed beginning in July 2015 and consolidated in the U.S. District Court for the Southern District of New York. GS&Co. is also among the primary dealers named as defendants in a similar individual action filed in the U.S. District Court for the Southern District of New York on August 25, 2017. The consolidated class action complaint, filed on December 29, 2017, generally alleges that the defendants violated antitrust laws in connection with an alleged conspiracy to manipulate the when-issued market and auctions for U.S. Treasury securities and that certain defendants, including GS&Co., colluded to preclude trading of U.S. Treasury securities on electronic trading platforms in order to impede competition in the bidding process. The individual action alleges a similar conspiracy regarding manipulation of the when-issued market and auctions, as well as related futures and options in violation of the Commodity Exchange Act. The complaints seek declaratory and injunctive relief, treble damages in an unspecified amount and restitution. Defendants’ motion to dismiss was granted on March 31, 2021. On May 14, 2021, plaintiffs filed an amended complaint. Defendants’ motion to dismiss the amended complaint was granted on March 31, 2022.
Corporate Bonds Antitrust Litigation
Group Inc. and GS&Co. are among the dealers named as defendants in a putative class action relating to the secondary market for odd-lot
corporate bonds, filed on April 21, 2020 in the U.S. District Court for the Southern District of New York. The amended consolidated complaint, filed on October 29, 2020, asserts claims under federal antitrust law in connection with alleged anti-competitive conduct by the defendants in the secondary market for odd-lots
of corporate bonds, and seeks declaratory and injunctive relief, as well as unspecified monetary damages, including treble and punitive damages and restitution. On October 25, 2021, the court granted defendants’ motion to dismiss with prejudice. On November 23, 2021, plaintiffs appealed to the Second Circuit Court of Appeals. On March 30, 2022, the plaintiffs filed a motion for an indicative ruling in the district court that the judgment should be vacated because the wife of the district judge owned stock in one of the defendants and the district judge did not recuse himself.

Goldman Sachs March 2022 Form 10-Q	92

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Credit Default Swap Antitrust Litigation
Group Inc., GS&Co. and GSI were among the defendants named in a putative antitrust class action relating to the settlement of credit default swaps, filed on June 30, 2021 in the U.S. District Court for the District of New Mexico. The complaint generally asserts claims under federal antitrust law and the Commodity Exchange Act in connection with an alleged conspiracy among the defendants to manipulate the benchmark price used to value credit default swaps for settlement. The complaint also asserts a claim for unjust enrichment under state common law. The complaint seeks declaratory and injunctive relief, as well as unspecified amounts of treble and other damages. On November 15, 2021, the defendants filed a motion to dismiss the complaint. On February 4, 2022, the plaintiffs filed an amended complaint and voluntarily dismissed Group Inc. from the action. On April 5, 2022, the defendants filed a motion to dismiss the amended complaint.
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
On March 30, 2018, the district court certified a damages class as to the plaintiffs’ disparate impact and treatment claims. On September 4, 2018, the Second Circuit Court of Appeals denied defendants’ petition for interlocutory review of the district court’s class certification decision and subsequently denied defendants’ petition for rehearing. On September 27, 2018, plaintiffs advised the district court that they would not seek to certify a class for injunctive and declaratory relief. On March 26, 2020, the Magistrate Judge in the district court granted in part a motion to compel arbitration as to class members who are parties to certain agreements with Group Inc. and/or GS&Co. in which they agreed to arbitrate employment-related disputes. On April 16, 2020, plaintiffs submitted objections to the Magistrate Judge’s order and defendants submitted conditional objections in the event that the district judge overturned any portion of the Magistrate Judge’s order. On July 22, 2021, defendants filed a motion to decertify the class. On September 15, 2021, the district court affirmed the decision of the Magistrate Judge to compel arbitration. On March 17, 2022, the district court denied the plaintiffs’ motion for partial summary judgment as to a portion of the disparate impact claim, granted in part and denied in part the defendants’ motion for summary judgment as to plaintiff’s disparate impact and treatment claims, denied the defendants’ motion to decertify the class, and granted in part and denied in part the parties’ respective motions to preclude certain expert testimony.
Communications Recordkeeping Investigation and Review
The firm is cooperating with the SEC and CFTC and is producing documents in connection with investigations of the firm’s compliance with records preservation requirements relating to business communications sent over electronic messaging channels that have not been approved by the firm. The SEC and CFTC are conducting similar investigations of record preservation practices at other financial institutions.

93	Goldman Sachs March 2022 Form 10-Q

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

The firm is cooperating with all such governmental and regulatory investigations and reviews.

Goldman Sachs March 2022 Form 10-Q	94

Report of Independent Registered Public Accounting Firm

To
the Board of Directors and the Shareholders of The Goldman Sachs Group, Inc.:
Results of Review of Interim Financial Statements
We have reviewed the accompanying consolidated balance sheet of The Goldman Sachs Group, Inc. and its subsidiaries (the Company) as of March 31, 2022, the related consolidated statements of earnings, comprehensive income, changes in shareholders’ equity and cash flows for the three month periods ended March 31, 2022 and 2021, including the related notes (collectively referred to as the “interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2021, and the related consolidated statements of earnings, comprehensive income, changes in shareholders’ equity and cash flows for the year then ended (not presented herein), and in our report dated February 24, 2022, which included a paragraph describing a change in the manner of accounting for credit losses on certain financial instruments in the 2020 consolidated financial statements, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2021 is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.
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
/s/ PricewaterhouseCoopers LLP
New York, New York
April 29
, 2022

95	Goldman Sachs March 2022 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Statistical Disclosures

Distribution of Assets, Liabilities and Shareholders’ Equity
The tables below present information about average balances, interest and average interest rates.

	Average Balance for the Three Months Ended March

$ in millions	2022	2021
Assets
U.S.	$ 132,461	$ 78,748
Non-U.S.	108,449	78,851
Deposits with banks	240,910	157,599
U.S.	264,740	174,032
Non-U.S.	173,485	109,222
Collateralized agreements	438,225	283,254
U.S.	164,928	189,211
Non-U.S.	131,247	130,127
Trading assets	296,175	319,338
U.S.	71,151	69,115
Non-U.S.	16,957	18,565
Investments	88,108	87,680
U.S.	131,692	95,061
Non-U.S.	23,258	21,053
Loans	154,950	116,114
U.S.	103,647	84,928
Non-U.S.	62,119	56,495
Other interest-earning assets	165,766	141,423
Interest-earning assets	1,384,134	1,105,408
Cash and due from banks	8,863	10,563
Other non-interest-earning assets	134,406	132,735
Assets	$1,527,403	$1,248,706
Liabilities
U.S.	$ 286,377	$ 201,706
Non-U.S.	79,038	62,419
Interest-bearing deposits	365,415	264,125
U.S.	115,343	102,735
Non-U.S.	87,679	49,534
Collateralized financings	203,022	152,269
U.S.	73,864	72,367
Non-U.S.	85,063	65,074
Trading liabilities	158,927	137,441
U.S.	27,421	35,726
Non-U.S.	28,839	34,921
Short-term borrowings	56,260	70,647
U.S.	232,485	199,621
Non-U.S.	32,393	28,407
Long-term borrowings	264,878	228,028
U.S.	164,233	124,324
Non-U.S.	97,838	75,835
Other interest-bearing liabilities	262,071	200,159
Interest-bearing liabilities	1,310,573	1,052,669
Non-interest-bearing deposits	5,338	6,499
Other non-interest-bearing liabilities	98,911	93,379
Liabilities	1,414,822	1,152,547
Shareholders’ equity
Preferred stock	10,703	9,703
Common stock	101,878	86,456
Shareholders’ equity	112,581	96,159
Liabilities and shareholders’ equity	$1,527,403	$1,248,706
Percentage attributable to non-U.S. operations
Interest-earning assets	37.24%	37.48%
Interest-bearing liabilities	31.35%	30.04%

	Interest for the Three Months Ended March

$ in millions	2022	2021
Assets
U.S.	$ 63	$ 24
Non-U.S.	(55)	(27)
Deposits with banks	8	(3)
U.S.	(87)	(82)
Non-U.S.	(115)	(99)
Collateralized agreements	(202)	(181)
U.S.	737	792
Non-U.S.	353	401
Trading assets	1,090	1,193
U.S.	227	356
Non-U.S.	154	151
Investments	381	507
U.S.	1,308	1,013
Non-U.S.	242	207
Loans	1,550	1,220
U.S.	299	260
Non-U.S.	86	58
Other interest-earning assets	385	318
Interest-earning assets	$3,212	$3,054
Liabilities
U.S.	$ 301	$ 291
Non-U.S.	69	52
Interest-bearing deposits	370	343
U.S.	43	12
Non-U.S.	(32)	(29)
Collateralized financings	11	(17)
U.S.	212	149
Non-U.S.	220	224
Trading liabilities	432	373
U.S.	61	144
Non-U.S.	16	14
Short-term borrowings	77	158
U.S.	730	868
Non-U.S.	24	25
Long-term borrowings	754	893
U.S.	(287)	(157)
Non-U.S.	28	(21)
Other interest-bearing liabilities	(259)	(178)
Interest-bearing liabilities	$1,385	$1,572
Net interest income
U.S.	$1,487	$1,056
Non-U.S.	340	426
Net interest income	$1,827	$1,482

Goldman Sachs March 2022 Form 10-Q	96

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Statistical Disclosures

	Annualized Average Rate for the Three Months Ended March

	2022	2021
Assets
U.S.	0.19%	0.12%
Non-U.S.	(0.21)%	(0.14)%
Deposits with banks	0.01%	(0.01)%
U.S.	(0.13)%	(0.19)%
Non-U.S.	(0.27)%	(0.37)%
Collateralized agreements	(0.19)%	(0.26)%
U.S.	1.81%	1.70%
Non-U.S.	1.09%	1.25%
Trading assets	1.49%	1.52%
U.S.	1.29%	2.09%
Non-U.S.	3.67%	3.30%
Investments	1.75%	2.35%
U.S.	4.02%	4.32%
Non-U.S.	4.21%	3.99%
Loans	4.05%	4.26%
U.S.	1.17%	1.24%
Non-U.S.	0.56%	0.42%
Other interest-earning assets	0.94%	0.91%
Interest-earning assets	0.94%	1.12%
Liabilities
U.S.	0.43%	0.59%
Non-U.S.	0.35%	0.34%
Interest-bearing deposits	0.41%	0.53%
U.S.	0.15%	0.05%
Non-U.S.	(0.15)%	(0.24)%
Collateralized financings	0.02%	(0.05)%
U.S.	1.16%	0.84%
Non-U.S.	1.05%	1.40%
Trading liabilities	1.10%	1.10%
U.S.	0.90%	1.63%
Non-U.S.	0.22%	0.16%
Short-term borrowings	0.55%	0.91%
U.S.	1.27%	1.76%
Non-U.S.	0.30%	0.36%
Long-term borrowings	1.15%	1.59%
U.S.	(0.71)%	(0.51)%
Non-U.S.	0.12%	(0.11)%
Other interest-bearing liabilities	(0.40)%	(0.36)%
Interest-bearing liabilities	0.43%	0.61%
Interest rate spread	0.51%	0.51%
U.S.	0.69%	0.62%
Non-U.S.	0.27%	0.42%
Net yield on interest-earning assets	0.53%	0.54%
In the tables above:

•	Assets, liabilities and interest are classified as U.S. and non-U.S. based on the location of the legal entity in which the assets and liabilities are held.

•	Derivative instruments and commodities are included in other non-interest-earning assets and other non-interest-bearing liabilities.

•
Collateralized agreements included $246.18 billion of resale agreements and $192.05 billion of securities borrowed for the three months ended March 2022, and $117.09 billion of resale agreements and $166.16 billion of securities borrowed for the three months ended March 2021.

•	Other interest-earning assets primarily consists of receivables from customers and counterparties.

•
Collateralized financings included $157.98 billion of repurchase agreements and $45.04 billion of securities loaned for the three months ended March 2022, and $122.77 billion of repurchase agreements and $29.50 billion of securities loaned for the three months ended March 2021.

•	Substantially all of the other interest-bearing liabilities consists of payables to customers and counterparties.

•	Interest rates for borrowings include the effects of interest rate swaps accounted for as hedges.

•	Loans exclude loans held for sale that are accounted for at the lower of cost or fair value. Such loans are included within other interest-earning assets.

•	Short- and long-term borrowings include both secured and unsecured borrowings.

97	Goldman Sachs March 2022 Form 10-Q

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
This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our Annual Report on
Form 10-K
for the year ended December 31, 2021. References to “the 2021
Form 10-K”
are to our Annual Report on
Form 10-K
for the year ended December 31, 2021. References to “this
Form 10-Q”
are to our Quarterly Report on
Form 10-Q
for the quarterly period ended March 31, 2022. All references to “the consolidated financial statements” or “Statistical Disclosures” are to Part I, Item 1 of this
Form 10-Q.
The consolidated financial statements are unaudited. All references to March 2022 and March 2021 refer to our periods ended, or the dates, as the context requires, March 31, 2022 and March 31, 2021, respectively. All references to December 2021 refer to the date December 31, 2021. Any reference to a future year refers to a year ending on December 31 of that year. Certain reclassifications have been made to previously reported amounts to conform to the current presentation.
Executive Overview
We generated net earnings of $3.94 billion for the first quarter of 2022, a decrease of 42% compared with $6.84 billion for the first quarter of 2021. Diluted earnings per common share (EPS) was $10.76 for the first quarter of 2022, a decrease of 42% compared with $18.60 for the first quarter of 2021. Annualized return on average common shareholders’ equity (ROE) was 15.0% for the first quarter of 2022, compared with 31.0% for the first quarter of 2021. Book value per common share was $293.31 as of March 2022, 3.1% higher compared with December 2021.
Net revenues were $12.93 billion for the first quarter of 2022, 27% lower than a strong first quarter of 2021, reflecting significantly lower net revenues in Asset Management and Investment Banking, partially offset by higher net revenues in Consumer & Wealth Management and Global Markets. Broad macroeconomic and geopolitical concerns contributed to volatility in global equity prices and wider credit spreads, contributing to net losses in Equity investments and significantly lower net revenues in Lending and debt investments within Asset Management and significantly lower net revenues in Equity underwriting within Investment Banking. Net revenues in Consumer & Wealth Management reflected growth in both Wealth management and Consumer banking net revenues, and net revenues in Global Markets reflected significantly higher net revenues in Fixed Income, Currency and Commodities (FICC), partially offset by lower net revenues in Equities compared with a strong prior year period.
Provision for credit losses was $561 million for the first quarter of 2022, compared with a net benefit of $70 million in the first quarter of 2021. Provisions in the first quarter of 2022 primarily reflected portfolio growth (primarily in credit cards), the impact of macroeconomic and geopolitical concerns, and individual impairments on wholesale loans. The net benefit in the first quarter of 2021 reflected reserve reductions as the broader economic environment continued to improve following the initial impact of the coronavirus
(COVID-19)
pandemic, partially offset by portfolio growth.

Goldman Sachs March 2022 Form 10-Q	98

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

Operating expenses were $7.72 billion for the first quarter of 2022, 18% lower than the first quarter of 2021, primarily due to significantly lower compensation and benefits expenses (reflecting a decline in operating performance compared with a strong prior year period), partially offset by higher non-compensation
expenses. Our efficiency ratio (total operating expenses divided by total net revenues) for the first quarter of 2022 was 59.7%, compared with 53.3% for the first quarter of 2021.
We returned $1.21 billion of capital to common shareholders, including $500 million of common share repurchases and $711 million of common stock dividends. As of March 2022, our Common Equity Tier 1 (CET1) capital ratio was 14.4% under the Standardized Capital Rules and 14.6% under the Advanced Capital Rules. See Note 20 to the consolidated financial statements for further information about our capital ratios.
In March 2022, we completed the acquisition of GreenSky, Inc. (GreenSky) in our Consumer banking business, and in April 2022, we completed the acquisition of NN Investment Partners in our Asset Management business. We expect these strategic acquisitions to accelerate our strategy to drive more durable returns.
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
Business Environment
During the first quarter of 2022, global economic activity was impacted by macroeconomic uncertainty and market volatility resulting from geopolitical concerns, including Russia’s invasion of Ukraine, increased inflationary and labor market pressures and stress on supply chains, rising prices of commodities and continued
COVID-19
concerns. Governments around the world responded to Russia’s invasion of Ukraine by imposing economic sanctions, and global central banks began addressing inflation by increasing policy interest rates. In addition, certain parts of the world responded to the rise in cases of the Omicron variant by resuming lockdowns and restrictions. These factors contributed to a decline in global equity prices and widening corporate credit spreads compared with the end of the fourth quarter of 2021.
The economic outlook remains uncertain, reflecting concerns about the continuation or escalation of the war between Russia and Ukraine and other geopolitical risks, inflation and supply chain complications, and the persistence of
COVID-19-related
effects. See “Results of Operations — Segment Assets and Operating Results — Segment Operating Results” for further information about the operating environment for each of our business segments.
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

99	Goldman Sachs March 2022 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

Instruments classified in level 3 of the fair value hierarchy are those which require one or more significant inputs that are not observable. Level 3 financial assets represented 1.6% as of both March 2022 and December 2021, of our total assets. See Notes 4 through 10 to the consolidated financial statements for further information about level 3 financial assets, including changes in level 3 financial assets and related fair value measurements. Absent evidence to the contrary, instruments classified in level 3 of the fair value hierarchy are initially valued at transaction price, which is considered to be the best initial estimate of fair value. Subsequent to the transaction date, we use other methodologies to determine fair value, which vary based on the type of instrument. Estimating the fair value of level 3 financial instruments requires judgments to be made. These judgments include:

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
Model Risk Management” for further information about the review and validation of our valuation models.

Goldman Sachs March 2022 Form 10-Q	100

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
To estimate the potential impact of an adverse macroeconomic environment on our allowance for credit losses, we, among other things, compared the expected credit losses under the weighted average forecast used in the calculation of allowance for credit losses as of March 2022 (which was primarily weighted towards the baseline economic scenario) to the expected credit losses under a 100% weighted adverse economic scenario. The adverse macroeconomic model assumes a global recession in the second half of 2022 through the first half of 2023, an emergence of new vaccine-resistant strains of
COVID-19
resulting in a resurgence of infections, an economic contraction, high inflation rates in the initial quarters, gradually climbing unemployment rates, decline in GDP growth rates, elevated commodity prices and dislocations in the economy due to shortages in the supply of some goods and services. A 100% weighting to the adverse economic scenario would have resulted in an approximate $1.3 billion increase in our allowance for credit losses as of March 2022. This hypothetical increase does not take into consideration any potential adjustments to qualitative reserves. The forecasts of macroeconomic conditions are inherently uncertain and do not take into account any other offsetting or correlated effects. The actual credit loss in an adverse macroeconomic environment may differ significantly from this estimate. See Note 9 to the consolidated financial statements for further information about the allowance for credit losses.

101	Goldman Sachs March 2022 Form 10-Q

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
We believe the most appropriate way to allocate estimated
year-end
discretionary compensation among interim periods is in proportion to the net revenues net of provision for credit losses earned in such periods. In addition to the level of net revenues net of provision for credit losses, our overall compensation expense in any given year is also influenced by, among other factors, overall financial performance, prevailing labor markets, business mix, the structure of our share-based compensation programs and the external environment.
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
Identifiable intangible assets are tested for impairment when events or changes in circumstances suggest that an asset’s or asset group’s carrying value may not be fully recoverable. Judgment is required to evaluate whether indications of potential impairment have occurred, and to test identifiable intangible assets for impairment, if required. An impairment is recognized if the estimated undiscounted cash flows relating to the asset or asset group is less than the corresponding carrying value. See Note 12 to the consolidated financial statements for further information about identifiable intangible assets.
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
In accounting for income taxes, we recognize tax positions in the financial statements only when it is more likely than not that the position will be sustained on examination by the relevant taxing authority based on the technical merits of the position. We use estimates to recognize current and deferred income taxes in the U.S. federal, state and local and
non-U.S.
jurisdictions in which we operate. The income tax laws in these jurisdictions are complex and can be subject to different interpretations between taxpayers and taxing authorities. Disputes may arise over these interpretations and can be settled by audit, administrative appeals or judicial proceedings. Our interpretations are reevaluated quarterly based on guidance currently available, tax examination experience and the opinions of legal counsel, among other factors. We recognize deferred taxes based on the amount that will more likely than not be realized in the future based on enacted income tax laws. Our estimate for deferred taxes includes estimates for future taxable earnings, including the level and character of those earnings, and various tax planning strategies. See Note 24 to the consolidated financial statements in Part II, Item 8 of the 2021
Form 10-K
for further information about income taxes.

Goldman Sachs March 2022 Form 10-Q	102

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

Recent Accounting Developments
See Note 3 to the consolidated financial statements for information about Recent Accounting Developments.
Results of Operations
The composition of our net revenues has varied over time as financial markets and the scope of our operations have changed. The composition of net revenues can also vary over the shorter term due to fluctuations in U.S. and global economic and market conditions. See “Risk Factors” in Part I, Item 1A of the 2021
Form 10-K
for further information about the impact of economic and market conditions on our results of operations.
Financial Overview
The table below presents an overview of our financial results and selected financial ratios.

	Three Months Ended March

$ in millions, except per share amounts	2022	2021
Net revenues	$12,933	$17,704
Pre-tax earnings	$ 4,656	$ 8,337
Net earnings	$ 3,939	$ 6,836
Net earnings to common	$ 3,831	$ 6,711
Diluted EPS	$ 10.76	$ 18.60
ROE	15.0%	31.0%
ROTE	15.8%	32.9%
Net earnings to average assets	1.0%	2.2%
Return on average shareholders’ equity	14.0%	28.4%
Average equity to average assets	7.4%	7.7%
Dividend payout ratio	18.6%	6.7%
In the table above:

•	Net earnings to common represents net earnings applicable to common shareholders, which is calculated as net earnings less preferred stock dividends.

•	ROE, return on average tangible common shareholders’ equity (ROTE), net earnings to average total assets and return on average shareholders’ equity are annualized amounts.

•	Average equity to average assets is calculated by dividing average total shareholders’ equity by average total assets.

•	Dividend payout ratio is calculated by dividing dividends declared per common share by diluted EPS.
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

	Average for the Three Months Ended March

$ in millions	2022	2021
Total shareholders’ equity	$112,581	$96,159
Preferred stock	(10,703)	(9,703)
Common shareholders’ equity	101,878	86,456
Goodwill	(4,532)	(4,332)
Identifiable intangible assets	(634)	(608)
Tangible common shareholders’ equity	$ 96,712	$81,516
Net Revenues
The table below presents our net revenues by line item.

	Three Months Ended March

$ in millions	2022	2021
Investment banking	$ 2,131	$ 3,566
Investment management	2,064	1,796
Commissions and fees	1,011	1,073
Market making	5,990	5,893
Other principal transactions	(90)	3,894
Total non-interest revenues	11,106	16,222
Interest income	3,212	3,054
Interest expense	1,385	1,572
Net interest income	1,827	1,482
Total net revenues	$ 12,933	$17,704
In the table above:

•	Investment banking consists of revenues (excluding net interest) from financial advisory and underwriting assignments. These activities are included in our Investment Banking segment.

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

103	Goldman Sachs March 2022 Form 10-Q

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

Operating Environment.
During the first quarter of 2022, the operating environment was characterized by broad macroeconomic and geopolitical concerns and market volatility, which contributed to a decrease in global equity prices, wider credit spreads and an increase in commodity prices compared with the end of the fourth quarter of 2021. These factors contributed to strong market-making activity levels and a significant slowdown in industry-wide equity underwriting volumes, while industry-wide mergers and acquisitions volumes remained strong.
If concerns about the economic outlook grow, including those about the continuation or escalation of geopolitical concerns, inflation and supply chain complications, and the persistence of
COVID-19-related
effects, it may lead to a continued decline in equity prices or further widening of credit spreads, or a decline in market-making activity levels, or a continued decline in investment banking volumes, and net revenues and provision for credit losses would likely be negatively impacted. See “Segment Assets and Operating Results — Segment Operating Results” for information about the operating environment and material trends and uncertainties that may impact our results of operations.
Three Months Ended March 2022 versus March 2021.
Net revenues in the consolidated statements of earnings were $12.93 billion for the first quarter of 2022, 27% lower than a strong first quarter of 2021, primarily reflecting significantly lower other principal transactions and investment banking revenues, partially offset by significantly higher net interest income and higher investment management revenues.
Non-Interest
Revenues.
Investment banking revenues in the consolidated statements of earnings were $2.13 billion for the first quarter of 2022, 40% lower than the first quarter of 2021, due to significantly lower revenues in equity underwriting, reflecting a significant decline in industry-wide activity, and lower revenues in debt underwriting, primarily reflecting lower revenues from leveraged finance and asset-backed activity.
Investment management revenues in the consolidated statements of earnings were $2.06 billion for the first quarter of 2022, 15% higher than the first quarter of 2021, primarily due to higher management and other fees, reflecting the impact of higher average assets under supervision.
Commissions and fees in the consolidated statements of earnings were $1.01 billion for the first quarter of 2022, 6% lower than the first quarter of 2021.
Market making revenues in the consolidated statements of earnings were $5.99 billion for the first quarter of 2022, slightly higher than the first quarter of 2021, as significantly higher revenues in currencies and commodities were largely offset by significantly lower revenues in equity products and credit products and negative revenues in mortgages.
Other principal transactions revenues in the consolidated statements of earnings were a negative $90 million for the first quarter of 2022, compared with $3.89 billion for the first quarter of 2021, reflecting significant mark-to-market
net losses from investments in public equities, significantly lower net gains from investments in private equities compared with a strong prior year period, and net losses in debt investments.
Net Interest Income.
Net interest income in the consolidated statements of earnings was $1.83 billion for the first quarter of 2022, 23% higher than the first quarter of 2021, reflecting an increase in interest income and a decrease in interest expense. The increase in interest income primarily related to loans and other interest-earning assets, both reflecting the impact of higher average balances, partially offset by lower yields on investments and the impact of lower average balances in trading assets. The decrease in interest expense is primarily related to borrowings, reflecting the impact of lower interest rates. See “Statistical Disclosures — Distribution of Assets, Liabilities and Shareholders’ Equity” for further information about our sources of net interest income.

Goldman Sachs March 2022 Form 10-Q	104

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

Provision for Credit Losses
Provision for credit losses consists of provision for credit losses on loans and lending commitments held for investment and accounted for at amortized cost. See Note 9 to the consolidated financial statements for further information about the provision for credit losses.
The table below presents our provision for credit losses.

	Three Months Ended March

$ in millions	2022	2021
Provision for credit losses	$561	$(70)
Three Months Ended March 2022 versus March 2021.
Provision for credit losses in the consolidated statements of earnings was $561 million for the first quarter of 2022, compared with a net benefit of $70 million for the first quarter of 2021. Provisions in the first quarter of 2022 primarily reflected portfolio growth (primarily in credit cards), the impact of macroeconomic and geopolitical concerns, and individual impairments on wholesale loans. The net benefit in the first quarter of 2021 reflected reserve reductions as the broader economic environment continued to improve following the initial impact of the
COVID-19
pandemic, partially offset by portfolio growth.
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
The table below presents our operating expenses by line item and headcount.

	Three Months Ended March

$ in millions	2022	2021
Compensation and benefits	$ 4,083	$ 6,043
Transaction based	1,244	1,256
Market development	162	80
Communications and technology	424	375
Depreciation and amortization	492	498
Occupancy	251	247
Professional fees	437	360
Other expenses	623	578
Total operating expenses	$ 7,716	$ 9,437
Headcount at period-end	45,100	40,300
Three Months Ended March 2022 versus March 2021.
Operating expenses in the consolidated statements of earnings were $7.72 billion for the first quarter of 2022, 18% lower than the first quarter of 2021. Our efficiency ratio for the first quarter of 2022 was 59.7%, compared with 53.3% for the first quarter of 2021.
The decrease in operating expenses compared with the first quarter of 2021 was primarily due to significantly lower compensation and benefits expenses (reflecting a decline in operating performance compared with a strong prior year period). In addition, expenses related to consolidated investments and charitable contributions to Goldman Sachs Gives and our foundation were lower. These decreases were partially offset by higher technology expenses, market development expenses and professional fees.
Net provisions for litigation and regulatory proceedings for the first quarter of 2022 were $125 million compared with $74 million for the first quarter of 2021.
Headcount increased 3% compared with December 2021, primarily reflecting the acquisition of GreenSky.
Provision for Taxes
The effective income tax rate for the first quarter of 2022 was 15.4%, down from the full year income tax rate of 20.0% for 2021, primarily due to the impact of tax benefits on the settlement of employee share-based awards in the first quarter of 2022 compared with the full year of 2021.
The Finance Act 2022, which decreases the U.K. bank surcharge tax rate by 5% from April 1, 2023, was enacted in February 2022. This bank surcharge is currently applicable to certain of our U.K. subsidiaries and branches, including Goldman Sachs International (GSI) and Goldman Sachs International Bank (GSIB). During the first quarter of 2022, certain U.K. deferred tax assets and liabilities were remeasured and a net reduction in deferred tax assets of approximately $50 million was recognized.
We expect our tax rate for 2022 to be approximately 20%.
Segment Assets and Operating Results
Segment Assets.
The table below presents assets by segment.

	As of

$ in millions	March 2022	December 2021
Investment Banking	$ 152,791	$ 144,157
Global Markets	1,185,696	1,082,378
Asset Management	91,483	91,115
Consumer & Wealth Management	159,471	146,338
Total	$1,589,441	$1,463,988
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

105	Goldman Sachs March 2022 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

Segment Operating Results.
The table below presents our segment operating results.

	Three Months Ended March

$ in millions	2022	2021
Investment Banking
Net revenues	$ 2,411	$ 3,771
Provision for credit losses	164	(163)
Operating expenses	1,248	1,863
Pre-tax earnings	$ 999	$ 2,071
Net earnings to common	$ 829	$ 1,679
Average common equity	$ 11,730	$10,564
Return on average common equity	28.3%	63.6%
Global Markets
Net revenues	$ 7,872	$ 7,581
Provision for credit losses	102	(20)
Operating expenses	3,761	4,185
Pre-tax earnings	$ 4,009	$ 3,416
Net earnings to common	$ 3,327	$ 2,730
Average common equity	$ 52,484	$41,044
Return on average common equity	25.4%	26.6%
Asset Management
Net revenues	$ 546	$ 4,614
Provision for credit losses	41	53
Operating expenses	1,095	1,890
Pre-tax earnings/(loss)	$ (590)	$ 2,671
Net earnings/(loss) to common	$ (516)	$ 2,165
Average common equity	$ 23,992	$24,604
Return on average common equity	(8.6)%	35.2%
Consumer & Wealth Management
Net revenues	$ 2,104	$ 1,738
Provision for credit losses	254	60
Operating expenses	1,612	1,499
Pre-tax earnings	$ 238	$ 179
Net earnings to common	$ 191	$ 137
Average common equity	$ 13,672	$10,244
Return on average common equity	5.6%	5.3%
Total net revenues	$ 12,933	$17,704
Total provision for credit losses	561	(70)
Total operating expenses	7,716	9,437
Total pre-tax earnings	$ 4,656	$ 8,337
Net earnings to common	$ 3,831	$ 6,711
Average common equity	$101,878	$86,456
Return on average common equity	15.0%	31.0%
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
pre-tax
earnings.
We review and make any necessary adjustments to attributed equity in January of each year, to reflect, among other things, the results of the latest CCAR process, as well as projected changes in our balance sheet. See “Capital Management and Regulatory Capital — Capital Management” for information about the impact of these updates on the allocation of attributed equity among our segments as of the beginning of the first quarter of 2022. The average common equity balances above incorporate such impact, as well as the changes in the size and composition of assets held in each of our segments that occurred during the respective periods.
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

The table below presents our Investment Banking assets.

	As of

$ in millions	March 2022	December 2021
Cash and cash equivalents	$ 68,156	$ 64,437
Collateralized agreements	23,494	21,354
Customer and other receivables	5,542	5,248
Trading assets	20,920	20,338
Investments	1,112	1,053
Loans	31,397	29,555
Other assets	2,170	2,172
Total	$152,791	$144,157
The table below presents details about our Investment Banking loans.

	As of

$ in millions	March 2022	December 2021
Corporate	$ 32,345	$ 30,421
Loans, gross	32,345	30,421
Allowance for loan losses	(948)	(866)
Total loans	$ 31,397	$ 29,555

Goldman Sachs March 2022 Form 10-Q	106

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

The table below presents our average Investment Banking gross loans by loan type.

	Average for the Three Months Ended March

$ in millions	2022	2021
Corporate	$31,187	$27,828
Loans, gross	$31,187	$27,828
The table below presents our Investment Banking operating results.

	Three Months Ended March

$ in millions	2022	2021
Financial advisory	$ 1,127	$ 1,117
Equity underwriting	261	1,569
Debt underwriting	743	880
Underwriting	1,004	2,449
Corporate lending	280	205
Net revenues	2,411	3,771
Provision for credit losses	164	(163)
Operating expenses	1,248	1,863
Pre-tax earnings	999	2,071
Provision for taxes	154	373
Net earnings	845	1,698
Preferred stock dividends	16	19
Net earnings to common	$ 829	$ 1,679
Average common equity	$11,730	$10,564
Return on average common equity	28.3%	63.6%
The table below presents our financial advisory and underwriting transaction volumes.

Three Months Ended March

$ in billions	2022	2021
Announced mergers and acquisitions	$ 358	$ 385
Completed mergers and acquisitions	$ 384	$ 320
Equity and equity-related offerings	$ 10	$ 50
Debt offerings	$ 77	$ 94
In the table above:

•	Volumes are per Dealogic.

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

Operating Environment.
During the first quarter of 2022, Investment Banking operated in an environment generally characterized by continued strong industry-wide mergers and acquisition volumes, although volumes declined compared with an elevated level during the fourth quarter of 2021, and a significant slowdown in industry-wide equity underwriting volumes as equity markets were volatile amid an evolving macroeconomic environment. For industry-wide debt underwriting volumes, leveraged finance activity decreased significantly, while investment-grade activity improved compared with the fourth quarter of 2021.
In the future, if market and economic conditions deteriorate further, and industry-wide mergers and acquisitions or equity underwriting volumes continue to decline, or industry-wide debt underwriting volumes decline, or credit spreads related to hedges on our relationship lending portfolio tighten, net revenues in Investment Banking would likely be negatively impacted. In addition, if economic conditions deteriorate further or if the creditworthiness of borrowers deteriorates, provision for credit losses would likely be negatively impacted.
Three Months Ended March 2022 versus March 2021.
Net revenues in Investment Banking were $2.41 billion for the first quarter of 2022, 36% lower than a strong first quarter of 2021, reflecting significantly lower net revenues in Underwriting.
The decrease in Underwriting was due to significantly lower net revenues in Equity underwriting, reflecting a significant decline in industry-wide activity, and lower net revenues in Debt underwriting, due to lower net revenues from leveraged finance and asset-backed activity. Corporate lending net revenues were higher, primarily due to higher net revenues from relationship lending activities, reflecting net gains from the impact of widening credit spreads on hedges. Net revenues in Financial advisory were essentially unchanged.
Provision for credit losses was $164 million for the first quarter of 2022, compared with net benefit of $163 million for the first quarter of 2021. Provisions in the first quarter of 2022 primarily reflected portfolio growth, the impact of macroeconomic and geopolitical concerns, and individual impairments. The net benefit in the first quarter of 2021 reflected reserve reductions as the broader economic environment continued to improve following the initial impact of the
COVID-19
pandemic.
Operating expenses were $1.25 billion for the first quarter of 2022, 33% lower than the first quarter of 2021, reflecting significantly lower compensation and benefits expenses.
Pre-tax
earnings were $999 million for the first quarter of 2022, 52% lower than the first quarter of 2021.

107	Goldman Sachs March 2022 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

As of March 2022, our investment banking transaction backlog decreased compared with December 2021 and was essentially unchanged compared with March 2021. The decrease compared with December 2021 was due to significantly lower estimated net revenues from potential debt underwriting transactions (primarily in asset-backed and investment-grade transactions) and lower estimated net revenues from potential advisory transactions, partially offset by higher estimated net revenues from potential equity underwriting transactions (particularly in initial public offerings).
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

Goldman Sachs March 2022 Form 10-Q	108

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
The table below presents our Global Markets assets.

	As of

$ in millions	March 2022	December 2021
Cash and cash equivalents	$ 134,218	$ 131,390
Collateralized agreements	407,230	343,535
Customer and other receivables	156,551	142,547
Trading assets	351,543	337,040
Investments	60,451	55,285
Loans	63,118	60,916
Other assets	12,585	11,665
Total	$1,185,696	$1,082,378
The table below presents details about our Global Markets loans.

	As of

$ in millions	March 2022	December 2021
Corporate	$ 19,299	$ 18,578
Real estate	37,034	34,986
Other	7,374	7,838
Loans, gross	63,707	61,402
Allowance for loan losses	(589)	(486)
Total loans	$ 63,118	$ 60,916
The table below presents our average Global Markets gross loans by loan type.

	Average for the Three Months Ended March

$ in millions	2022	2021
Corporate	$ 19,097	$ 13,412
Real estate	35,147	18,343
Other	7,875	3,575
Loans, gross	$ 62,119	$ 35,330
The table below presents our Global Markets operating results.

	Three Months Ended March

$ in millions	2022	2021
FICC intermediation	$ 4,038	$ 3,451
FICC financing	685	442
FICC	4,723	3,893
Equities intermediation	2,161	2,586
Equities financing	988	1,102
Equities	3,149	3,688
Net revenues	7,872	7,581
Provision for credit losses	102	(20)
Operating expenses	3,761	4,185
Pre-tax earnings	4,009	3,416
Provision for taxes	617	615
Net earnings	3,392	2,801
Preferred stock dividends	65	71
Net earnings to common	$ 3,327	$ 2,730
Average common equity	$ 52,484	$ 41,044
Return on average common equity	25.4%	26.6%

109	Goldman Sachs March 2022 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

The table below presents our Global Markets net revenues by line item in the consolidated statements of earnings.

$ in millions	FICC	Equities	Global Markets
Three Months Ended March 2022
Market making	$3,897	$2,093	$5,990
Commissions and fees	–	1,010	1,010
Other principal transactions	138	4	142
Net interest income	688	42	730
Total	$4,723	$3,149	$7,872
Three Months Ended March 2021
Market making	$3,259	$2,634	$5,893
Commissions and fees	–	1,019	1,019
Other principal transactions	108	–	108
Net interest income	526	35	561
Total	$3,893	$3,688	$7,581
In the table above:

•	The difference between commissions and fees and those in the consolidated statements of earnings represents commissions and fees included in our Consumer & Wealth Management segment.

•
See “Net Revenues” for information about market making revenues, commissions and fees, other principal transactions revenues and net interest income. See Note 25 to the consolidated financial statements for net interest income by segment.

•	The primary driver of net revenues for FICC intermediation was client activity.
Operating Environment.
During the first quarter of 2022, Global Markets operated in an environment generally characterized by broad macroeconomic and geopolitical concerns and market volatility, which contributed to strong client activity, a decrease in global equity prices and increased commodity prices. For volatility, the average daily VIX for the first quarter of 2022 was 31% higher compared with the fourth quarter of 2021. In equities, the S&P 500 Index decreased by 5% and the MSCI World Index decreased by 6% and, in commodities, the price of crude oil (WTI per barrel) increased 33% compared with the end of the fourth quarter of 2021.
In the future, if market and economic conditions deteriorate further, and activity levels or volatility decline, net revenues in Global Markets would likely be negatively impacted.
Three Months Ended March 2022 versus March 2021.
Net revenues in Global Markets were $7.87 billion for the first quarter of 2022, 4% higher than the first quarter of 2021.
Net revenues in FICC were $4.72 billion, 21% higher than the first quarter of 2021, primarily reflecting higher net revenues in FICC intermediation, driven by significantly higher net revenues in currencies and commodities, partially offset by significantly lower net revenues in mortgages and credit products. Net revenues in interest rate products were essentially unchanged. Net revenues in FICC financing were significantly higher, primarily from mortgage lending.
The increase in FICC intermediation net revenues reflected significantly higher client activity as we supported clients amid an evolving macroeconomic environment. The following provides information about our FICC intermediation net revenues by business, compared with results in the first quarter of 2021:

•	Net revenues in currencies and commodities reflected higher client activity and the impact of improved market-making conditions on our inventory.

•	Net revenues in mortgages and credit products reflected the impact of challenging market-making conditions on our inventory.

•	Net revenues in interest rate products reflected the impact of challenging market-making conditions on our inventory offset by higher client activity.
Net revenues in Equities were $3.15 billion, 15% lower compared with a strong first quarter of 2021, primarily due to lower net revenues in Equities intermediation, reflecting significantly lower net revenues in cash products and lower net revenues in derivatives. Net revenues in Equities financing were also lower, primarily reflecting higher funding expenses, partially offset by higher average client balances.
Provision for credit losses was $102 million for the first quarter of 2022, compared with a net benefit of $20 million for the first quarter of 2021. Provisions in the first quarter of 2022 reflected portfolio growth and the impact of macroeconomic and geopolitical concerns.
Operating expenses were $3.76 billion for the first quarter of 2022, 10% lower than the first quarter of 2021, reflecting significantly lower compensation and benefits expenses.
Pre-tax
earnings were $4.01 billion for the first quarter of 2022, 17% higher than the first quarter of 2021.

Goldman Sachs March 2022 Form 10-Q	110

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

Asset Management
We manage client assets across a broad range of investment strategies and asset classes for a diverse set of institutional clients and a network of third-party distributors around the world, including equity, fixed income and alternative investments. We provide investment solutions, including those managed on a fiduciary basis by our portfolio managers, as well as those managed by third-party managers. We offer our investment solutions in a variety of structures, including separately managed accounts, mutual funds, private partnerships and other commingled vehicles. These solutions begin with identifying clients’ objectives and continue through portfolio construction, ongoing asset allocation and risk management and investment realization.
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
.

	As of

$ in millions	March 2022	December 2021
Cash and cash equivalents	$18,500	$16,636
Collateralized agreements	6,085	5,227
Customer and other receivables	941	946
Trading assets	5,377	5,000
Investments	30,458	32,318
Loans	13,158	13,698
Other assets	16,964	17,290
Total	$91,483	$91,115
The table below presents details about our Asset Management loans.

	As of

$ in millions	March 2022	December 2021
Corporate	$ 6,557	$ 6,928
Real estate	6,617	6,810
Other	677	692
Loans, gross	13,851	14,430
Allowance for loan losses	(693)	(732)
Total loans	$13,158	$13,698
The table below presents our average Asset Management gross loans by loan type.

	Average for the Three Months Ended March

$ in millions	2022	2021
Corporate	$ 6,844	$ 7,674
Real estate	6,651	9,221
Other	678	662
Loans, gross	$14,173	$17,557
The table below presents our Asset Management operating results.

	Three Months Ended March

$ in millions	2022	2021
Management and other fees	$ 772	$ 693
Incentive fees	52	42
Equity investments	(367)	3,120
Lending and debt investments	89	759
Net revenues	546	4,614
Provision for credit losses	41	53
Operating expenses	1,095	1,890
Pre-tax earnings/(loss)	(590)	2,671
Provision/(benefit) for taxes	(91)	481
Net earnings/(loss)	(499)	2,190
Preferred stock dividends	17	25
Net earnings/(loss) to common	$ (516)	$ 2,165
Average common equity	$23,992	$24,604
Return on average common equity	(8.6)%	35.2%
The table below presents our Equity investments net revenues by equity type and asset class.

	Three Months Ended March

$ in millions	2022	2021
Equity Type
Private equity	$ 255	$ 2,781
Public equity	(622)	339
Total	$ (367)	$ 3,120
Asset Class
Real estate	$ 396	$ 300
Corporate	(763)	2,820
Total	$ (367)	$ 3,120

111	Goldman Sachs March 2022 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

The table below presents details about our Lending and debt investments net revenues.

	Three Months Ended March

$ in millions	2022	2021
Fair value net gains/(losses)	$(191)	$460
Net interest income	280	299
Total	$ 89	$759
Operating Environment.
During the first quarter of 2022, Asset Management operated in an environment generally characterized by broad macroeconomic and geopolitical concerns and market volatility, which contributed to a decrease in global equity prices and wider credit spreads compared with the end of the fourth quarter of 2021. Additionally, global central banks addressed inflation pressures by increasing policy interest rates.
In the future, if market and economic conditions deteriorate further, it may lead to a continued decline in asset prices or further widening of credit spreads, or investors transitioning to asset classes that typically generate lower fees or withdrawing their assets, and net revenues in Asset Management would likely continue to be negatively impacted.
Three Months Ended March 2022 versus March 2021.
Net revenues in Asset Management were $546 million for the first quarter of 2022, 88% lower than the first quarter of 2021, primarily reflecting net losses in Equity investments and significantly lower net revenues in Lending and debt investments.
Broad macroeconomic and geopolitical concerns contributed to volatility in global equity prices and wider credit spreads. As a result, net losses in Equity investments reflected significant mark-to-market
net losses from investments in public equities and significantly lower net gains from investments in private equities compared with a strong prior year period. The decrease in Lending and debt investments net revenues primarily reflected net losses from investments. Management and other fees were higher, reflecting the impact of higher average assets under supervision.
Provision for credit losses was $41 million for the first quarter of 2022, 23% lower than the first quarter of 2021.
Operating expenses were $1.10 billion for the first quarter of 2022, 42% lower than the first quarter of 2021, primarily reflecting significantly lower compensation and benefits expenses.
Pre-tax
loss was $590 million for the first quarter of 2022, compared to pre-tax
earnings of $2.67 billion for the first quarter of 2021.
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

•	Private banking and lending. Includes net interest income allocated to deposit-taking and net interest income earned on lending activities for wealth management clients.

Goldman Sachs March 2022 Form 10-Q	112

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
to U.S. customers. The acquisition of GreenSky in March 2022 expands our offering of point-of-sale financing.
Consumer banking revenues consist of net interest income earned on unsecured loans issued to consumers through Marcus and credit card lending activities, and net interest income attributed to consumer deposits.
The table below presents our Consumer & Wealth Management assets.

	As of

$ in millions	March 2022	December 2021
Cash and cash equivalents	$ 53,290	$ 48,573
Collateralized agreements	16,607	14,358
Customer and other receivables	11,603	11,932
Trading assets	14,613	13,538
Investments	63	63
Loans	57,842	54,393
Other assets	5,453	3,481
Total	$159,471	$146,338
The table below presents details about our Consumer & Wealth Management loans.

	As of

$ in millions	March 2022	December 2021
Wealth management	$ 45,060	$ 43,998
Installment	4,053	3,672
Credit cards	10,585	8,212
Loans, gross	59,698	55,882
Allowance for loan losses	(1,856)	(1,489)
Total loans	$ 57,842	$ 54,393
The table below presents our average Consumer & Wealth Management gross loans by loan type.

	Average for the Three Months Ended March

$ in millions	2022	2021
Wealth management	$ 44,728	$ 34,198
Installment	3,855	3,665
Credit cards	9,286	4,229
Loans, gross	$ 57,869	$ 42,092
The table below presents our Consumer & Wealth Management operating results.

	Three Months Ended March

$ in millions	2022	2021
Management and other fees	$ 1,255	$ 1,077
Incentive fees	27	26
Private banking and lending	339	264
Wealth management	1,621	1,367
Consumer banking	483	371
Net revenues	2,104	1,738
Provision for credit losses	254	60
Operating expenses	1,612	1,499
Pre-tax earnings	238	179
Provision for taxes	37	32
Net earnings	201	147
Preferred stock dividends	10	10
Net earnings to common	$ 191	$ 137
Average common equity	$13,672	$10,244
Return on average common equity	5.6%	5.3%
Operating Environment.
During the first quarter of 2022, Consumer & Wealth Management operated in an environment generally characterized by broad macroeconomic and geopolitical concerns and market volatility, which contributed to a decrease in global equity prices compared with the end of the fourth quarter of 2021, negatively affecting assets under supervision. For consumer banking activities, in the U.S., the rate of unemployment remained low and consumer spending increased slightly compared with the fourth quarter of 2021. Additionally, global central banks addressed inflation pressures by increasing policy interest rates.
In the future, if market and economic conditions deteriorate further, it may lead to a continued decline in asset prices, or investors transitioning to asset classes that typically generate lower fees or withdrawing their assets, or consumers withdrawing their deposits or a deterioration in consumer credit, and net revenues and provision for credit losses in Consumer & Wealth Management would likely be negatively impacted.
Three Months Ended March 2022 versus March 2021.
Net revenues in Consumer & Wealth Management were $2.10 billion for the first quarter of 2022, 21% higher than the first quarter of 2021.
Net revenues in Wealth management were $1.62 billion, 19% higher than the first quarter of 2021, due to higher Management and other fees (primarily reflecting the impact of higher average assets under supervision) and higher net revenues in Private banking and lending (primarily reflecting higher loan balances).
Net revenues in Consumer banking were $483 million, 30% higher than the first quarter of 2021, primarily reflecting higher credit card balances.

113	Goldman Sachs March 2022 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

Provision for credit losses was $254 million for the first quarter of 2022, compared with $60 million for the first quarter of 2021. Provisions in the first quarter of 2022 reflected portfolio growth (primarily in credit cards), while the first quarter of 2021 included reserve reductions as the broader economic environment continued to improve following the initial impact of the
COVID-19
pandemic.
Operating expenses were $1.61 billion for the first quarter of 2022, 8% higher than the first quarter of 2021, primarily reflecting higher investment spend in Consumer banking, partially offset by lower compensation and benefits expenses.
Pre-tax
earnings were $238 million for the first quarter of 2022, 33% higher than the first quarter of 2021.
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
The table below presents information about our firmwide
period-end
AUS by segment, asset class, distribution channel, region and vehicle.

	As of March

$ in billions	2022	2021
Segment
Asset Management	$1,656	$1,567
Consumer & Wealth Management	738	637
Total AUS	$2,394	$2,204
Asset Class
Alternative investments	$ 240	$ 197
Equity	592	516
Fixed income	887	885
Total long-term AUS	1,719	1,598
Liquidity products	675	606
Total AUS	$2,394	$2,204
Distribution Channel
Institutional	$ 790	$ 762
Wealth management	738	637
Third-party distributed	866	805
Total AUS	$2,394	$2,204
Region
Americas	$1,879	$1,723
EMEA	341	316
Asia	174	165
Total AUS	$2,394	$2,204
Vehicle
Separate accounts	$1,296	$1,208
Public funds	797	732
Private funds and other	301	264
Total AUS	$2,394	$2,204
In the table above:

•	Liquidity products includes money market funds and private bank deposits.

•	EMEA represents Europe, Middle East and Africa.
The table below presents changes in our AUS.

	Three Months Ended March

$ in billions	2022	2021
Asset Management
Beginning balance	$1,719	$1,530
Net inflows/(outflows):
Alternative investments	2	3
Equity	6	3
Fixed income	2	16
Total long-term AUS net inflows/(outflows)	10	22
Liquidity products	(7)	29
Total AUS net inflows/(outflows)	3	51
Net market appreciation/(depreciation)	(66)	(14)
Ending balance	$1,656	$1,567
Consumer & Wealth Management
Beginning balance	$ 751	$ 615
Net inflows/(outflows):
Alternative investments	3	2
Equity	11	11
Fixed income	–	2
Total long-term AUS net inflows/(outflows)	14	15
Liquidity products	1	(6)
Total AUS net inflows/(outflows)	15	9
Net market appreciation/(depreciation)	(28)	13
Ending balance	$ 738	$ 637
Firmwide
Beginning balance	$2,470	$2,145
Net inflows/(outflows):
Alternative investments	5	5
Equity	17	14
Fixed income	2	18
Total long-term AUS net inflows/(outflows)	24	37
Liquidity products	(6)	23
Total AUS net inflows/(outflows)	18	60
Net market appreciation/(depreciation)	(94)	(1)
Ending balance	$2,394	$2,204
In the table above, total AUS net inflows/(outflows) for the first quarter of 2022 included $7 billion of inflows (substantially all in fixed income and equity assets) in connection with the acquisition of the assets of Bombardier Global Pension Asset Management Inc., which was included in the Asset Management segment.

Goldman Sachs March 2022 Form 10-Q	114

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

The table below presents information about our average monthly firmwide AUS by segment and asset class.

	Average for the Three Months Ended March

$ in billions	2022	2021
Segment
Asset Management	$1,670	$1,532
Consumer & Wealth Management	737	624
Total AUS	$2,407	$2,156
Asset Class
Alternative investments	$ 237	$ 193
Equity	592	490
Fixed income	913	895
Total long-term AUS	1,742	1,578
Liquidity products	665	578
Total AUS	$2,407	$2,156
In addition to our AUS, we have discretion over alternative investments where we currently do not earn management fees
(non-fee-earning
alternative assets).
We earn management fees on client assets that we manage and also receive incentive fees based on a percentage of a fund’s or a separately managed account’s return, or when the return exceeds a specified benchmark or other performance targets. These incentive fees are recognized when it is probable that a significant reversal of such fees will not occur. Our estimated unrecognized incentive fees were $3.94 billion as of March 2022 and $3.39 billion as of December 2021. Such amounts are based on the completion of the funds’ financial statements, which is generally one quarter in arrears. These fees will be recognized, assuming no decline in fair value, if and when it is probable that a significant reversal of such fees will not occur, which is generally when such fees are no longer subject to fluctuations in the market value of the assets.
Our firmwide management and other fees were $2.03 billion for the first quarter of 2022 and $1.77 billion for the first quarter of 2021. In the first quarter of 2022, we announced that our target is to achieve annual management and other fees of more than $10 billion (including more than $2 billion from alternative AUS) in 2024.
The table below presents our average effective management fee (which excludes non-asset-based
fees) earned on our firmwide AUS.

	Three Months Ended March

Effective fees (bps)	2022	2021
Asset Class
Alternative investments	65	64
Equity	59	60
Fixed income	17	17
Liquidity products	10	8
Total average effective fee	31	29
The table below presents details about our monthly average AUS for alternative investments and the average effective management fee we earned on such assets.

$ in billions	Direct Strategies	Fund of Funds	Total
Three Months Ended March 2022
Average AUS
Corporate equity	$ 26	$59	$ 85
Credit	24	2	26
Real estate	10	7	17
Hedge funds and other	58	11	69
Funds and discretionary accounts	$118	$79	$197
Advisory accounts			40
Total average AUS for alternative investments			$237
Effective Fees (bps)
Corporate equity	130	57	80
Credit	105	61	102
Real estate	96	52	77
Hedge funds and other	57	68	59
Funds and discretionary accounts	86	58	75
Advisory accounts			18
Total average effective fee			65
Three Months Ended March 2021
Average AUS
Corporate equity	$ 16	$58	$ 74
Credit	17	2	19
Real estate	7	7	14
Hedge funds and other	45	10	55
Funds and discretionary accounts	$ 85	$77	$162
Advisory accounts			31
Total average AUS for alternative investments			$193
Effective Fees (bps)
Corporate equity	135	57	73
Credit	102	52	98
Real estate	98	59	80
Hedge funds and other	61	65	62
Funds and discretionary accounts	86	58	73
Advisory accounts			15
Total average effective fee			64
The table below presents information about our
period-end
AUS for alternative investments,
non-fee-earning
alternative investments and total alternative investments.

$ in billions	AUS	Non-fee-earning alternative assets	Total alternative assets
As of March 2022
Corporate equity	$ 85	$ 83	$168
Credit	27	67	94
Real estate	17	39	56
Hedge funds and other	72	2	74
Funds and discretionary accounts	201	191	392
Advisory accounts	39	–	39
Total alternative investments	$240	$191	$431
As of March 2021
Corporate equity	$ 75	$ 57	$132
Credit	19	73	92
Real estate	13	44	57
Hedge funds and other	58	2	60
Funds and discretionary accounts	165	176	341
Advisory accounts	32	2	34
Total alternative investments	$197	$178	$375

115	Goldman Sachs March 2022 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

In the table above:

•	Corporate equity primarily includes private equity.

•	Total alternative investments included uncalled capital that is available for future investing of $46 billion as of March 2022 and $43 billion as of March 2021.

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

We have announced a strategic objective of growing our third-party alternatives business, and have established a target of achieving gross inflows of $225 billion for alternative investments from 2020 through the end of 2024.
The table below presents information about third-party commitments raised in our alternatives business from 2020 through the first quarter of 2022.

$ in billions	As of March 2022
Included in AUS	$ 77
Included in non-fee-earning alternative assets	54
Third-party commitments raised	$131
In the table above, commitments included in
non-fee-earning
alternative investments included approximately $39 billion which will begin to earn fees (and become AUS), if and when the commitments are drawn and assets are invested.
The table below presents information about alternative investments in our Asset Management segment that we hold on our balance sheet.

$ in billions	Loans	Debt securities	Equity securities	CIE investments and other	Total
As of March 2022
Corporate equity	$ –	$ –	$14	$ –	$14
Credit	7	10	–	–	17
Real estate	6	2	4	14	26
Other	–	–	–	1	1
Total	$13	$12	$18	$15	$58
As of March 2021
Corporate equity	$ –	$ –	$16	$ –	$16
Credit	8	12	–	–	20
Real estate	8	2	3	19	32
Other	–	–	–	1	1
Total	$16	$14	$19	$20	$69
Loans and Debt Securities.
The table below presents the concentration of loans and debt securities within our alternative investments by accounting classification, region and industry.

	As of March

$ in billions	2022	2021
Loans	$13	$16
Debt securities	12	14
Total	$25	$30
Accounting Classification
Debt securities at fair value	49%	45%
Loans at amortized cost	40%	43%
Loans at fair value	11%	12%
Total	100%	100%
Region
Americas	46%	46%
EMEA	33%	33%
Asia	21%	21%
Total	100%	100%
Industry
Consumers	3%	5%
Financial Institutions	8%	7%
Healthcare	11%	8%
Industrials	14%	16%
Natural Resources & Utilities	4%	4%
Real Estate	32%	35%
Technology, Media & Telecommunications	17%	15%
Other	11%	10%
Total	100%	100%
Equity Securities.
The table below presents the concentration of equity securities within our alternative investments by region and industry.

	As of March

$ in billions	2022	2021
Equity securities	$18	$19
Region
Americas	60%	48%
EMEA	21%	21%
Asia	19%	31%
Total	100%	100%
Industry
Consumers	4%	4%
Financial Institutions	11%	20%
Healthcare	12%	8%
Industrials	7%	5%
Natural Resources & Utilities	10%	8%
Real Estate	24%	18%
Technology, Media & Telecommunications	29%	33%
Other	3%	4%
Total	100%	100%

Goldman Sachs March 2022 Form 10-Q	116

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

In the table above:

•
Equity securities included $14 billion as of March 2022 and $17 billion as of March 2021 of private equity positions, and $4 billion as of March 2022 and $2 billion as of March 2021 of public equity positions that converted from private equity upon the initial public offerings of the underlying companies.

•
The concentrations for real estate equity securities as of March 2022 were 6% for multifamily (3% as of March 2021), 5% for office (3% as of March 2021), 7% for mixed use (6% as of March 2021) and 6% for other real estate equity securities (6% as of March 2021).

The table below presents the concentration of equity securities within our alternative investments by vintage.

Vintage
As of March 2022
2015 or earlier	34%
2016 - 2018	29%
2019 - thereafter	37%
Total	100%
As of March 2021
2014 or earlier	31%
2015 - 2017	38%
2018 - thereafter	31%
Total	100%
As we continue to grow our third-party alternatives business, we remain focused on our strategic objective to reduce the capital intensity of the Asset Management segment by reducing our on-balance
sheet equity investments.
The table below presents the rollforward of our equity securities within our alternative investments from the beginning of 2020 through the first quarter of 2022.

$ in billions	Total Equity
Beginning balance	$ 22
Additions	7
Dispositions	(19)
Mark-ups	8
Ending balance	$ 18
CIE Investments and Other.
CIE investments and other included assets held by CIEs of $14 billion as of March 2022 and $19 billion as of March 2021, which were funded with liabilities of approximately $7 billion as of March 2022 and $10 billion as of March 2021. Substantially all such liabilities were nonrecourse, thereby reducing our equity at risk.
The table below presents the concentration of CIE assets, net of financings, within our alternative investments by region and asset class.

	As of March

$ in billions	2022	2021
CIE assets, net of financings	$7	$9
Region
Americas	64%	63%
EMEA	24%	22%
Asia	12%	15%
Total	100%	100%
Asset Class
Hospitality	4%	4%
Industrials	11%	9%
Multifamily	22%	25%
Office	23%	26%
Retail	4%	6%
Senior Housing	16%	13%
Student Housing	6%	7%
Other	14%	10%
Total	100%	100%
The table below presents the concentration of CIE assets, net of financings, within our alternative investments by vintage.

Vintage
As of March 2022
2015 or earlier	4%
2016 - 2018	48%
2019 - thereafter	48%
Total	100%
As of March 2021
2014 or earlier	2%
2015 - 2017	30%
2018 - thereafter	68%
Total	100%
Geographic Data
See Note 25 to the consolidated financial statements for a summary of our total net revenues and pre-tax
earnings by geographic region.

117	Goldman Sachs March 2022 Form 10-Q

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

Goldman Sachs March 2022 Form 10-Q	118

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

Balance Sheet Analysis and Metrics
As of March 2022, total assets in our consolidated balance sheets were $1.59 trillion, an increase of $125.45 billion from December 2021, primarily reflecting increases in collateralized agreements of $68.94 billion (primarily reflecting the impact of our and our clients’ activities), trading assets of $16.54 billion (primarily due to an increase in derivative instruments, reflecting the impact of changes in commodity prices and currency movements, partially offset by a decrease in government obligations, reflecting the impact of our and our clients’ activities), customer and other receivables of $13.96 billion (primarily reflecting client activity), and cash and cash equivalents of $13.13 billion (primarily reflecting our activity).
As of March 2022, total liabilities in our consolidated balance sheets were $1.47 trillion, an increase of $120.14 billion from December 2021, reflecting increases in trading liabilities of $51.79 billion (primarily due to increases in equity securities and corporate and other debt obligations, reflecting the impact of our and our clients’ activities, and due to an increase in derivative instruments, reflecting the impact of changes in commodity prices and currency movements), customer and other payables of $41.05 billion (primarily reflecting client activity), deposits of $22.58 billion (reflecting increases across channels), and unsecured borrowings of $15.42 billion (primarily driven by new issuances partially offset by maturities).
Our total securities sold under agreements to repurchase (repurchase agreements), accounted for as collateralized financings, were $164.57 billion as of March 2022 and $165.88 billion as of December 2021, which were 4% higher as of March 2022 and 3% higher as of December 2021 than the average daily amount of repurchase agreements over the respective quarters. As of March 2022, the increase in our repurchase agreements relative to the average daily amount of repurchase agreements during the quarter resulted from higher levels of our and our clients’ activities at the end of the period.
The level of our repurchase agreements fluctuates between and within periods, primarily due to providing clients with access to highly liquid collateral, such as certain government and agency obligations, through collateralized financing activities.
The table below presents information about our balance sheet and leverage ratios.

As of

$ in millions	March 2022	December 2021
Total assets	$1,589,441	$1,463,988
Unsecured long-term borrowings	$ 258,392	$ 254,092
Total shareholders’ equity	$ 115,239	$ 109,926
Leverage ratio	13.8x	13.3x
Debt-to-equity ratio	2.2x	2.3x
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

	As of

$ in millions, except per share amounts	March 2022	December 2021
Total shareholders’ equity	$115,239	$109,926
Preferred stock	(10,703)	(10,703)
Common shareholders’ equity	104,536	99,223
Goodwill	(5,272)	(4,285)
Identifiable intangible assets	(1,209)	(418)
Tangible common shareholders’ equity	$ 98,055	$ 94,520
Book value per common share	$ 293.31	$ 284.39
Tangible book value per common share	$ 275.13	$ 270.91
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
non-GAAP
measures used by other companies.

•
Book value per common share and tangible book value per common share are based on common shares outstanding and restricted stock units granted to employees with no future service requirements and not subject to performance or market conditions (collectively, basic shares) of 356.4 million as of March 2022 and 348.9 million as of December 2021. We believe that tangible book value per common share (tangible common shareholders’ equity divided by basic shares) is meaningful because it is a measure that we and investors use to assess capital adequacy. Tangible book value per common share is a non-GAAP
measure and may not be comparable to similar
non-GAAP
measures used by other companies.

119	Goldman Sachs March 2022 Form 10-Q

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
The table below presents information about our funding sources.

	As of

$ in millions	March 2022		December 2021
Deposits	$ 386,808	37%	$ 364,227	36%
Collateralized financings	226,866	22%	230,932	23%
Unsecured short-term borrowings	58,076	5%	46,955	5%
Unsecured long-term borrowings	258,392	25%	254,092	25%
Total shareholders’ equity	115,239	11%	109,926	11%
Total	$1,045,381	100%	$1,006,132	100%
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
We also raise financing through other types of collateralized financings, such as secured loans and notes. GS Bank USA has access to funding from the Federal Home Loan Bank. Our outstanding borrowings against the Federal Home Loan Bank were $2.50 billion as of March 2022 and $100 million as of December 2021. Additionally, we have access to funding through the Federal Reserve discount window. However, we do not rely on this funding in our liquidity planning and stress testing.
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

Goldman Sachs March 2022 Form 10-Q	120

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

The table below presents our quarterly unsecured long-term borrowings maturity profile.

$ in millions	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
As of March 2022
2023	$ –	$9,715	$9,295	$10,978	$ 29,988
2024	$12,825	$8,902	$8,641	$ 7,533	37,901
2025	$12,485	$9,397	$5,586	$ 6,426	33,894
2026	$ 6,051	$3,712	$3,295	$ 8,837	21,895
2027	$ 9,261	$ 915	$4,280	$ 8,940	23,396
2028 - thereafter					111,318
Total					$258,392
The weighted average maturity of our unsecured long-term borrowings as of March 2022 was approximately seven years. To mitigate refinancing risk, we seek to limit the principal amount of debt maturing over the course of any monthly, quarterly or annual time horizon. We enter into interest rate swaps to convert a portion of our unsecured long-term borrowings into floating-rate obligations to manage our exposure to interest rates. See Note 14 to the consolidated financial statements for further information about our unsecured long-term borrowings.
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
We may issue, redeem or repurchase our preferred stock and other subordinated debt or other forms of capital as business conditions warrant. Prior to such redemptions or repurchases, we must receive approval from the FRB. See Notes 14 and 19 to the consolidated financial statements for further information about our preferred stock and other subordinated debt.
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

121	Goldman Sachs March 2022 Form 10-Q

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
Based on our 2021 CCAR submission, the FRB reduced our SCB from 6.6% to 6.4%, resulting in a Standardized CET1 capital ratio requirement of 13.4% for the period from October 1, 2021 through September 30, 2022. See “Share Repurchase Program” for further information about common stock repurchases and dividends. We submitted our 2022 CCAR capital plan in April 2022 and expect to publish a summary of our annual DFAST results in June 2022. See “Available Information.”
GS Bank USA is required to conduct stress tests on an annual basis and publish a summary of certain results. GS Bank USA submitted its 2022 DFAST capital plan to the FRB in April 2022 and expects to publish a summary of the annual DFAST results in June 2022. See “Available Information.”
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
During the first quarter of 2022, we returned a total of $1.21 billion to shareholders, including common stock repurchases of $500 million and $711 million in common stock dividends. Consistent with our capital management philosophy, we will continue prioritizing deployment of capital for our clients where returns are attractive and return any excess capital to shareholders through dividends and share repurchases.
As of March 2022, the remaining share authorization under our existing repurchase program was 33.0 million shares. See “Unregistered Sales of Equity Securities and Use of Proceeds” in Part II, Item 2 of this
Form 10-Q
and Note 19 to the consolidated financial statements for further information about our share repurchase program, and see above for information about our capital planning and stress testing process.

Goldman Sachs March 2022 Form 10-Q	122

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
Consolidated Regulatory Capital
We are subject to consolidated regulatory capital requirements which are calculated in accordance with the regulations of the FRB (Capital Framework). Under the Capital Framework, we are an “Advanced approaches” banking organization and have been designated as a global systemically important bank
(G-SIB).
The capital requirements calculated under the Capital Framework include the capital conservation buffer requirements, which are comprised of a 2.5% buffer (under the Advanced Capital Rules), the SCB (under the Standardized Capital Rules), a countercyclical capital buffer (under both Capital Rules) and the
G-SIB
surcharge (under both Capital Rules). Our
G-SIB
surcharge is 2.5% for 2022 and 3.0% for 2023. Based on financial data for 2021 and the three months ended March 2022, we are above the threshold for the 3.5%
G-SIB
surcharge. The earliest this surcharge could be effective is January 2024. The
G-SIB
surcharge and countercyclical capital buffer in the future may differ due to additional guidance from our regulators and/or positional changes, and our SCB is likely to change from year to year based on the results of the annual supervisory stress tests. Our target is to maintain capital ratios equal to the regulatory requirements plus a buffer of 50 to 100 basis points.
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
The table below presents TLAC and external long-term debt requirements.

Requirements
TLAC to RWAs	21.5%
TLAC to leverage exposure	9.5%
External long-term debt to RWAs	8.5%
External long-term debt to leverage exposure	4.5%
In the table above:

•
The TLAC to RWAs requirement included (i) the 18% minimum, (ii) the 2.5% buffer, (iii) the countercyclical capital buffer, which the FRB has set to zero percent and (iv) the 1.0%
G-SIB
surcharge (Method 1).

•	The TLAC to leverage exposure requirement includes (i) the 7.5% minimum and (ii) the 2.0% leverage exposure buffer.

•	The external long-term debt to RWAs requirement includes (i) the 6% minimum and (ii) the 2.5% G-SIB surcharge (Method 2).

•	The external long-term debt to total leverage exposure is the 4.5% minimum.

123	Goldman Sachs March 2022 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

The table below presents information about our TLAC and external long-term debt ratios.

	For the Three Months Ended or as of

$ in millions	March 2022	December 2021
TLAC	$ 307,723	$ 297,765
External long-term debt	$ 183,900	$ 174,500
RWAs	$ 682,044	$ 676,863
Leverage exposure	$1,942,497	$1,910,521
TLAC to RWAs	45.1%	44.0%
TLAC to leverage exposure	15.8%	15.6%
External long-term debt to RWAs	27.0%	25.8%
External long-term debt to leverage exposure	9.5%	9.1%
In the table above:

•
TLAC includes common and preferred stock, and eligible long-term debt issued by Group Inc. Eligible long-term debt represents unsecured debt, which has a remaining maturity of at least one year and satisfies additional requirements.

•	External long-term debt consists of eligible long-term debt subject to a haircut if it is due to be paid between one and two years.

•
RWAs represent Standardized RWAs as of both March 2022 and December 2021. In accordance with the TLAC rules, the higher of Advanced or Standardized RWAs are used in the calculation of TLAC and external long-term debt ratios and applicable requirements.

•	Leverage exposure consists of average adjusted total assets and certain off-balance sheet exposures.
See “Business — Regulation” in Part I, Item 1 of the 2021
Form 10-K
for further information about TLAC.
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
U.S. Regulated Broker-Dealer Subsidiaries.
GS&Co., our primary U.S. regulated broker-dealer subsidiary, is also a registered futures commission merchant and a registered swap dealer with the CFTC, and a registered security-based swap dealer with the SEC, and therefore is subject to regulatory capital requirements imposed by the SEC, the Financial Industry Regulatory Authority, Inc., the CFTC, the Chicago Mercantile Exchange and the National Futures Association.
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
of the SEC.
GS&Co. had regulatory net capital, as defined by
Rule 15c3-1,
of $21.14 billion as of March 2022 and $22.18 billion as of December 2021, which exceeded the amount required by $16.30 billion as of March 2022 and $17.74 billion as of December 2021. In addition to its alternative minimum net capital requirements, GS&Co. is also required to hold tentative net capital in excess of $5 billion and net capital in excess of $1 billion in accordance with
Rule 15c3-1.
GS&Co. is also required to notify the SEC in the event that its tentative net capital is less than $6 billion. As of both March 2022 and December 2021, GS&Co. had tentative net capital and net capital in excess of both the minimum and the notification requirements.
Non-U.S.
Regulated Broker-Dealer Subsidiaries.
Our principal
non-U.S.
regulated broker-dealer subsidiaries include GSI and GSJCL.
GSI, our U.K. broker-dealer, is regulated by the Prudential Regulation Authority (PRA) and the Financial Conduct Authority (FCA). GSI is subject to the U.K. capital framework, which is largely based on the Basel Committee on Banking Supervision’s (Basel Committee) capital framework for strengthening international capital standards (Basel III).
The table below presents GSI’s risk-based capital requirements.

Requirements
CET1 capital ratio	8.1%
Tier 1 capital ratio	9.9%
Total capital ratio	12.4%
In the table above, the risk-based capital requirements incorporate capital guidance received from the PRA and could change in the future.

Goldman Sachs March 2022 Form 10-Q	124

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

The table below presents information about GSI’s risk-based capital ratios.

	As of

$ in millions	March 2022	December 2021
Risk-based capital and risk-weighted assets
CET1 capital	$ 29,593	$ 28,810
Tier 1 capital	$ 37,893	$ 37,110
Tier 2 capital	$ 5,377	$ 5,377
Total capital	$ 43,270	$ 42,487
RWAs	$274,945	$269,762
Risk-based capital ratios
CET1 capital ratio	10.8%	10.7%
Tier 1 capital ratio	13.8%	13.8%
Total capital ratio	15.7%	15.7%
In the table above, the risk-based capital ratios as of March 2022 reflected profits after foreseeable charges that are still subject to verification by GSI’s external auditors and approval by the PRA for inclusion in risk-based capital. These profits contributed approximately 45 basis points to the CET1 capital ratio.
GSI is also subject to the leverage ratio framework established by the PRA. This framework sets a minimum leverage ratio requirement at 3.25% that will apply to GSI from January 1, 2023. GSI had a leverage ratio of 4.9% as of March 2022 and 4.2% as of December 2021. The leverage ratio as of March 2022 reflected profits after foreseeable charges that are still subject to verification by GSI’s external auditors and approval by the PRA for inclusion in risk-based capital. These profits contributed approximately 16 basis points to the leverage ratio.
GSI is a registered swap dealer with the CFTC and a registered security-based swap dealer with the SEC. As of both March 2022 and December 2021, GSI was subject to and in compliance with applicable capital requirements for swap dealers and security-based swap dealers.
GSI is also subject to a minimum requirement for own funds and eligible liabilities issued to affiliates. This requirement is subject to a transitional period which began to phase in from January 2019 and became fully effective beginning in January 2022. As of both March 2022 and December 2021, GSI was in compliance with this requirement.
GSJCL, our Japanese broker-dealer, is regulated by Japan’s Financial Services Agency. GSJCL and certain other
non-U.S.
subsidiaries are also subject to capital requirements promulgated by authorities of the countries in which they operate. As of both March 2022 and December 2021, these subsidiaries were in compliance with their local capital requirements.
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
See “Business — Regulation” in Part I, Item 1 of the 2021
Form 10-K
for further information about the laws, rules and regulations and proposed laws, rules and regulations that apply to us and our operations.
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
The International Swaps and Derivatives Association (ISDA) 2020 IBOR Fallbacks Protocol (IBOR Protocol) has provided derivatives market participants with amended fallbacks for legacy and new derivative contracts to mitigate legal or economic uncertainty. Both counterparties have to adhere to the IBOR Protocol or engage in bilateral amendments for the terms to be effective for derivative contracts. ISDA confirmed that the FCA’s formal announcement in March 2021 fixed the spread adjustment for all LIBOR rates and that fallbacks will automatically occur for outstanding derivative contracts that incorporate the relevant terms. In March 2022, the Adjustable Interest Rate (LIBOR) Act was enacted. The LIBOR Act provides a statutory framework to replace USD LIBOR with a benchmark rate based on the Secured Overnight Financing Rate (SOFR) for contracts governed by U.S. law that have no fallbacks or fallbacks that would require the use of a poll or LIBOR-based rate. Under the LIBOR Act, the FRB must adopt rules to identify the SOFR-based replacement rate by September 11, 2022.
We facilitated an orderly transition from
non-USD
LIBORs to alternative risk-free reference rates for us and our clients and continue to make progress on our transition program as it relates to USD LIBOR.

125	Goldman Sachs March 2022 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

Our risk exposure to USD LIBOR is primarily in connection with our derivative contracts and to a lesser extent our unsecured debt, preferred stock and loan portfolio. As of March 2022, the notional amount of our USD LIBOR-based derivative contracts was approximately $10 trillion, of which approximately $6 trillion will mature after June 2023 based on their contractual terms. A vast majority of such derivative contracts are with counterparties under bilateral agreements subject to the IBOR Protocol, or with central clearing counterparties or exchanges which have incorporated fallbacks consistent with the IBOR Protocol in their rulebooks and have announced that they plan to convert USD LIBOR contracts to alternative risk-free reference rates. Our benchmark unsecured debt and preferred stock with USD LIBOR exposure was approximately $34.5 billion as of March 2022, of which $29.4 billion will contractually mature after June 2023 or is perpetual and has no stated maturity date. A large portion of such debt and preferred stock represents our fixed-to-floating
rate instruments, currently in the fixed-rate period, with call options before the LIBOR exposure begins. We continue to monitor industry and legislative developments as they relate to unsecured debt and preferred stock and will take actions designed to facilitate an orderly transition. In addition, we are also engaging with our clients in order to remediate our loan agreements through bilateral amendments.
We have also issued debt and deposits linked to SOFR and Sterling Overnight Index Average (SONIA) and executed SOFR- and SONIA-based derivative contracts to make markets and facilitate client activities. When appropriate, we continue to execute transactions in the market to reduce our USD LIBOR exposures arising from hedges to our fixed-rate debt issuances and replace them with alternative risk-free reference rate exposures. See “Regulatory and Other Matters — Other Matters” in Part II, Item 7 of the 2021
Form 10-K
for further information about our transition program.
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
The table below presents where information about our various off-balance
sheet arrangements may be found in this
Form 10-Q.
In addition, see Note 3 to the consolidated financial statements for information about our consolidation policies.

Off-Balance Sheet Arrangement	Disclosure in Form 10-Q
Variable interests and other obligations, including contingent obligations, arising from variable interests in nonconsolidated variable interest entities (VIEs)	See Note 17 to the consolidated financial statements.
Guarantees, and lending and other commitments	See Note 18 to the consolidated financial statements.
Derivatives	See “Risk Management — Credit Risk Management — Credit Exposures — OTC Derivatives” and Notes 4, 5, 7 and 18 to the consolidated financial statements.

Goldman Sachs March 2022 Form 10-Q	126

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

Risk Management
Risks are inherent in our businesses and include liquidity, market, credit, operational, model, legal, compliance, conduct, regulatory and reputational risks. Our risks include the risks across our risk categories, regions or global businesses, as well as those which have uncertain outcomes and have the potential to materially impact our financial results, our liquidity and our reputation. For further information about our risk management processes, see “Overview and Structure of Risk Management,” and for information about our areas of risk, see “Liquidity Risk Management,” “Market Risk Management,” “Credit Risk Management,” “Operational Risk Management,” “Model Risk Management” and “Other Risk Management,” as well as “Risk Factors” in Part I, Item 1A of the 2021
Form 10-K.
Overview and Structure of Risk Management
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

127	Goldman Sachs March 2022 Form 10-Q

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

Goldman Sachs March 2022 Form 10-Q	128

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

129	Goldman Sachs March 2022 Form 10-Q

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

Goldman Sachs March 2022 Form 10-Q	130

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

•
Firmwide Capital Committee.
The Firmwide Capital Committee provides approval and oversight of debt-related transactions, including principal commitments of our capital. This committee aims to ensure that business, reputational and suitability standards for underwritings and capital commitments are maintained on a global basis. This committee is co-chaired
by the head of Credit Risk and a
co-head
of the Global Financing Group, who are appointed as chairs by the chairs of the Firmwide Enterprise Risk Committee.

•
Firmwide Commitments Committee.
The Firmwide Commitments Committee reviews our underwriting and distribution activities with respect to equity and equity-related product offerings, and sets and maintains policies and procedures designed to ensure that legal, reputational, regulatory and business standards are maintained on a global basis. In addition to reviewing specific transactions, this committee periodically conducts general strategic reviews of sectors and products and establishes policies in connection with transaction practices. This committee is co-chaired
by the chief equity underwriting officer for EMEA, the chief equity underwriting officer for the Americas, a co-chairman
of the Global Financial Institutions Group and a
co-head
of the Global Investment Grade Capital Markets and Risk Management Group in our Investment Banking Division, who are appointed as chairs by the chair of the Firmwide Client and Business Standards Committee.

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

131	Goldman Sachs March 2022 Form 10-Q

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

Goldman Sachs March 2022 Form 10-Q	132

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
Group Inc. has provided substantial amounts of equity and subordinated indebtedness, directly or indirectly, to its regulated subsidiaries. For example, as of March 2022, Group Inc. had $37.56 billion of equity and subordinated indebtedness invested in GS&Co., its principal U.S. registered broker-dealer; $46.08 billion invested in GSI, a regulated U.K. broker-dealer; $2.45 billion invested in GSJCL, a regulated Japanese broker-dealer; $48.20 billion invested in GS Bank USA, a regulated New York State-chartered bank; and $4.32 billion invested in GSIB, a regulated U.K. bank. Group Inc. also provides financing, directly or indirectly, in the form of: $126.08 billion of unsubordinated loans (including secured loans of $58.75 billion) and $21.02 billion of collateral and cash deposits to these entities as of March 2022. In addition, as of March 2022, Group Inc. had significant amounts of capital invested in and loans to its other regulated subsidiaries.
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
Modeled Liquidity Outflow.
Our Modeled Liquidity Outflow is based on conducting multiple scenarios that include combinations of market-wide and firm-specific stress. These scenarios are characterized by the following qualitative elements:

•
Severely challenged market environments, which include low consumer and corporate confidence, financial and political instability, and adverse changes in market values, including potential declines in equity markets and widening of credit spreads; and

•	A firm-specific crisis potentially triggered by material losses, reputational damage, litigation and/or a ratings downgrade.

133	Goldman Sachs March 2022 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

The following are key modeling elements of our Modeled Liquidity Outflow:

•	Liquidity needs over a 30-day scenario;

•	A two-notch downgrade of our long-term senior unsecured credit ratings;

•	Changing conditions in funding markets, which limit our access to unsecured and secured funding;

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
GCLA and Unencumbered Metrics
GCLA.
Based on the results of our internal liquidity risk models, described above, as well as our consideration of other factors, including, but not limited to, a qualitative assessment of our condition, as well as the financial markets, we believe our liquidity position as of both March 2022 and December 2021 was appropriate. We strictly limit our GCLA to a narrowly defined list of securities and cash because they are highly liquid, even in a difficult funding environment. We do not include other potential sources of excess liquidity in our GCLA, such as less liquid unencumbered securities or committed credit facilities.

Goldman Sachs March 2022 Form 10-Q	134

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

The table below presents information about our GCLA.

	Average for the Three Months Ended

$ in millions	March 2022	December 2021
Denomination
U.S. dollar	$246,642	$230,720
Non-U.S. dollar	128,215	122,401
Total	$374,857	$353,121
Asset Class
Overnight cash deposits	$211,593	$188,223
U.S. government obligations	112,847	107,898
U.S. agency obligations	10,388	13,154
Non-U.S. government obligations	40,029	43,846
Total	$374,857	$353,121
Entity Type
Group Inc. and Funding IHC	$ 61,523	$ 54,489
Major broker-dealer subsidiaries	111,090	107,279
Major bank subsidiaries	202,244	191,353
Total	$374,857	$353,121
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
Other Unencumbered Assets.
In addition to our GCLA, we have a significant amount of other unencumbered cash and financial instruments, including other government obligations, high-grade money market securities, corporate obligations, marginable equities, loans and cash deposits not included in our GCLA. The fair value of our unencumbered assets averaged $280.59 billion for the three months ended March 2022 and $271.65 billion for the three months ended December 2021. We do not consider these assets liquid enough to be eligible for our GCLA.
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
The table below presents information about our average daily LCR.

	Average for the Three Months Ended

$ in millions	March 2022	December 2021
Total HQLA	$365,250	$342,047
Eligible HQLA	$255,055	$248,570
Net cash outflows	$202,714	$203,623
LCR	126%	122%
As a BHC, we are subject to a net stable funding ratio (NSFR) requirement established by the U.S. federal bank regulatory agencies, which requires large U.S. banking organizations to ensure they have access to stable funding over a one-year
time horizon. The rule also requires disclosure of the ratio on a semi-annual basis and a description of the banking organization’s stable funding sources beginning in 2023. Our NSFR as of March 2022 exceeded the minimum requirement.

135	Goldman Sachs March 2022 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

The following provides information about our subsidiary liquidity regulatory requirements:

•
GS Bank USA.
GS Bank USA is subject to a minimum LCR of 100% under the LCR rule approved by the U.S. federal bank regulatory agencies. As of March 2022, GS Bank USA’s LCR exceeded the minimum requirement. The NSFR requirement described above also applies to GS Bank USA. As of March 2022, GS Bank USA’s NSFR exceeded the minimum requirement.

•
GSI and GSIB.
GSI and GSIB are subject to a minimum LCR of 100% under the LCR rule approved by the U.K. regulatory authorities. GSI’s and GSIB’s average monthly LCR for the trailing twelve-month period ended March 2022 exceeded the minimum requirement. GSI and GSIB are subject to the applicable NSFR requirement in the U.K., which became effective in January 2022. As of March 2022, both GSI’s and GSIB’s NSFR exceeded the minimum requirement.

•
GSBE.
GSBE is subject to a minimum LCR of 100% under the LCR rule approved by the European Parliament and Council. GSBE’s average monthly LCR for the trailing twelve-month period ended March 2022 exceeded the minimum requirement. GSBE is subject to the applicable NSFR requirement in the E.U. As of March 2022, GSBE’s NSFR exceeded the minimum requirement.

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
Credit Ratings
We rely on the short- and long-term debt capital markets to fund a significant portion of our day-to-day
operations and the cost and availability of debt financing is influenced by our credit ratings. Credit ratings are also important when we are competing in certain markets, such as OTC derivatives, and when we seek to engage in longer-term transactions. See “Risk Factors” in Part I, Item 1A of the 2021
Form 10-K
for information about the risks associated with a reduction in our credit ratings.
The table below presents the unsecured credit ratings and outlook of Group Inc.

As of March 2022

	DBRS		Fitch	Moody’s	R&I	S&P
Short-term debt	R-1 (middle	)	F1	P-1	a-1	A-2
Long-term debt	A (high	)	A	A2	A	BBB+
Subordinated debt	A		BBB+	Baa2	A-	BBB
Trust preferred	A		BBB-	Baa3	N/A	BB+
Preferred stock	BBB (high	)	BBB-	Ba1	N/A	BB+
Ratings outlook	Stable		Stable	Stable	Stable	Stable
In the table above:

•	The ratings and outlook are by DBRS, Inc. (DBRS), Fitch, Inc. (Fitch), Moody’s Investors Service (Moody’s), Rating and Investment Information, Inc. (R&I), and Standard & Poor’s Ratings Services (S&P).

•	The ratings for trust preferred relate to the guaranteed preferred beneficial interests issued by Goldman Sachs Capital I.

•	The DBRS, Fitch, Moody’s and S&P ratings for preferred stock include the APEX issued by Goldman Sachs Capital II and Goldman Sachs Capital III.
The table below presents the unsecured credit ratings and outlook of GS Bank USA, GSIB, GSBE, GS&Co. and GSI.

As of March 2022

	Fitch	Moody’s	S&P
GS Bank USA
Short-term debt	F1	P-1	A-1
Long-term debt	A+	A1	A+
Short-term bank deposits	F1+	P-1	N/A
Long-term bank deposits	AA-	A1	N/A
Ratings outlook	Stable	Stable	Stable
GSIB
Short-term debt	F1	P-1	A-1
Long-term debt	A+	A1	A+
Short-term bank deposits	F1	P-1	N/A
Long-term bank deposits	A+	A1	N/A
Ratings outlook	Stable	Stable	Stable
GSBE
Short-term debt	F1	P-1	A-1
Long-term debt	A+	A1	A+
Short-term bank deposits	N/A	P-1	N/A
Long-term bank deposits	N/A	A1	N/A
Ratings outlook	Stable	Stable	Stable
GS&Co.
Short-term debt	F1	N/A	A-1
Long-term debt	A+	N/A	A+
Ratings outlook	Stable	N/A	Stable
GSI
Short-term debt	F1	P-1	A-1
Long-term debt	A+	A1	A+
Ratings outlook	Stable	Stable	Stable

Goldman Sachs March 2022 Form 10-Q	136

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

We believe our credit ratings are primarily based on the credit rating agencies’ assessment of:

•	Our liquidity, market, credit and operational risk management practices;

•	Our level and variability of earnings;

•	Our capital base;

•	Our franchise, reputation and management;

•	Our corporate governance; and

•	The external operating and economic environment, including, in some cases, the assumed level of government support or other systemic considerations, such as potential resolution.
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
Three Months Ended March 2022.
Our cash and cash equivalents increased by $13.13 billion to $274.16 billion at the end of the first quarter of 2022, due to net cash provided by financing activities, partially offset by net cash used for operating activities and investing activities. The net cash provided by financing activities primarily reflected an increase in net deposits, reflecting increases across channels, and net issuance of unsecured long-term borrowings. The net cash used for operating activities primarily reflected increases in collateralized transactions (an increase in collateralized agreements and a decrease in collateralized financings) and trading assets, partially offset by an increase in trading liabilities and a decrease in customer and other receivables and payables, net (an increase in customer and other payables, partially offset by an increase in customer and other receivables). The net cash used for investing activities primarily reflected an increase in net lending activities and purchases of investments, partially offset by sales and paydowns of investments.
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

137	Goldman Sachs March 2022 Form 10-Q

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

Goldman Sachs March 2022 Form 10-Q	138

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

139	Goldman Sachs March 2022 Form 10-Q

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
The table below presents our average daily VaR.

	Three Months Ended

$ in millions	March 2022	December 2021	March 2021
Categories
Interest rates	$ 74	$ 58	$ 58
Equity prices	33	34	51
Currency rates	25	15	12
Commodity prices	49	32	22
Diversification effect	(83)	(56)	(54)
Total	$ 98	$ 83	$ 89
Our average daily VaR increased to $98 million for the three months ended March 2022 from $83 million for the three months ended December 2021, primarily due to higher levels of volatility. The total increase of $15 million was primarily driven by increases in the commodity prices, interest rates and currency rates categories, partially offset by an increase in the diversification effect.
Our average daily VaR increased to $98 million for the three months ended March 2022 from $89 million for the three months ended March 2021, primarily due to increased exposures. The total increase of $9 million was driven by increases in the commodity prices, interest rates and currency rates categories, partially offset by an increase in the diversification effect and a decrease in the equity prices category.
The table below presents our
period-end
VaR.

	As of

$ in millions	March 2022	December 2021	March 2021
Categories
Interest rates	$106	$ 69	$ 59
Equity prices	33	31	54
Currency rates	26	19	14
Commodity prices	60	30	16
Diversification effect	(98)	(58)	(59)
Total	$127	$ 91	$ 84
Our
period-end
VaR increased to $127 million as of March 2022 from $91 million as of December 2021, primarily due to higher levels of volatility. The total increase of $36 million was primarily driven by increases in the interest rates and commodity prices categories, partially offset by an increase in the diversification effect.
Our
period-end
VaR increased to $127 million as of March 2022 from $84 million as of March 2021, due to increased exposures and higher levels of volatility. The total increase of $43 million was driven by increases in the interest rates, commodity prices and currency rates categories, partially offset by an increase in the diversification effect and a decrease in the equity prices category.
During the three months ended March 2022, the firmwide VaR risk limit was exceeded on six occasions primarily due to higher levels of volatility generally resulting from broad macroeconomic and geopolitical concerns. There were no permanent or temporary changes to the firmwide VaR risk limit during the three months ended March 2022. During 2021, the firmwide VaR risk limit was not exceeded and there were no permanent or temporary changes to the firmwide VaR risk limit.
The table below presents our high and low VaR.

	Three Months Ended

	March 2022		December 2021		March 2021

$ in millions	High	Low	High	Low	High	Low
Categories
Interest rates	$106	$57	$69	$49	$ 67	$50
Equity prices	$ 45	$27	$40	$30	$ 71	$40
Currency rates	$ 36	$19	$20	$ 9	$ 16	$ 9
Commodity prices	$ 82	$30	$45	$21	$ 34	$14
Firmwide
VaR	$129	$76	$93	$69	$105	$74
The chart below presents our daily VaR for the three months ended March 2022.

Goldman Sachs March 2022 Form 10-Q	140

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

The table below presents, by number of business days, the frequency distribution of our daily net revenues for positions included in VaR.

	Three Months Ended March

$ in millions	2022	2021
>$100	32	26
$75 – $100	8	15
$50 – $75	5	9
$25 – $50	6	3
$0 – $25	5	6
$(25) – $0	1	2
$(50) – $(25)	3	–
$(75) – $(50)	–	–
$(100) – $(75)	–	–
<$(100)	2	–
Total	62	61
Daily net revenues for positions included in VaR are compared with VaR calculated as of the end of the prior business day. Net losses incurred on a single day for such positions exceeded our 95%
one-day
VaR (i.e., a VaR exception) on two occasions during the three months ended March 2022 and did not exceed our 95%
one-day
VaR during the three months ended March 2021.
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
10% Sensitivity Measures.
The table below presents our market risk by asset category for positions accounted for at fair value, that are not included in VaR.

	As of

$ in millions	March 2022	December 2021	March 2021
Equity	$1,813	$1,953	$1,831
Debt	2,201	2,244	2,486
Total	$4,014	$4,197	$4,317
In the table above:

•	The market risk of these positions is determined by estimating the potential reduction in net revenues of a 10% decline in the value of these positions.
•	Equity positions relate to private and restricted public equity securities, including interests in funds that invest in corporate equities and real estate and interests in hedge funds.

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
Credit and Funding Spread Sensitivity on Derivatives and Financial Liabilities.
VaR excludes the impact of changes in counterparty credit spreads, our own credit spreads and unsecured funding spreads on derivatives, as well as changes in our own credit spreads (debt valuation adjustment) on financial liabilities for which the fair value option was elected. The estimated sensitivity to a one basis point increase in credit spreads (counterparty and our own) and unsecured funding spreads on derivatives (including hedges) was a loss of $2 million as of March 2022 and $1 million as of December 2021. In addition, the estimated sensitivity to a one basis point increase in our own credit spreads on financial liabilities for which the fair value option was elected was a gain of $39 million as of March 2022 and $33 million as of December 2021. However, the actual net impact of a change in our own credit spreads is also affected by the liquidity, duration and convexity (as the sensitivity is not linear to changes in yields) of those financial liabilities for which the fair value option was elected, as well as the relative performance of any hedges undertaken.
Interest Rate Sensitivity.
Loans accounted for at amortized cost were $148.17 billion as of March 2022 and $139.93 billion as of December 2021, substantially all of which had floating interest rates. The estimated sensitivity to a 100 basis point increase in interest rates on such loans was $1.20 billion as of March 2022 and $1.07 billion as of December 2021 of additional interest income over a twelve-month period, which does not take into account the potential impact of an increase in costs to fund such loans. See Note 9 to the consolidated financial statements for further information about loans accounted for at amortized cost.
Other Market Risk Considerations
We make investments in securities that are accounted for as
available-for-sale,
held-to-maturity
or under the equity method which are included in investments in the consolidated balance sheets. See Note 8 to the consolidated financial statements for further information.

141	Goldman Sachs March 2022 Form 10-Q

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

Goldman Sachs March 2022 Form 10-Q	142

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

143	Goldman Sachs March 2022 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

Credit Exposures
As of March 2022, our aggregate credit exposure increased as compared with December 2021, primarily reflecting increases in cash deposits with central banks and OTC derivatives. The percentage of our credit exposures arising from non-investment-grade
counterparties (based on our internally determined public rating agency equivalents) was essentially unchanged compared with December 2021. Our credit exposures are described further below.
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

	As of

$ in millions	March 2022	December 2021
Cash and Cash Equivalents	$250,856	$236,168
Industry
Financial Institutions	5%	5%
Sovereign	95%	95%
Total	100%	100%
Region
Americas	59%	55%
EMEA	33%	36%
Asia	8%	9%
Total	100%	100%
Credit Quality (Credit Rating Equivalent)
AAA	67%	64%
AA	23%	24%
A	9%	11%
BBB	1%	1%
Total	100%	100%
The table above excludes cash segregated for regulatory and other purposes of $23.31 billion as of March 2022 and $24.87 billion as of December 2021.
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
The table below presents our net credit exposure from OTC derivatives and the concentration by industry and region.

	As of

$ in millions	March 2022	December 2021
OTC derivative assets	$ 75,948	$ 58,637
Collateral (not netted under U.S. GAAP)	(20,552)	(17,245)
Net credit exposure	$ 55,396	$ 41,392
Industry
Consumer & Retail	2%	2%
Diversified Industrials	9%	10%
Financial Institutions	15%	15%
Funds	17%	13%
Healthcare	1%	1%
Municipalities & Nonprofit	3%	5%
Natural Resources & Utilities	41%	33%
Sovereign	6%	8%
Technology, Media & Telecommunications	4%	8%
Other (including Special Purpose Vehicles)	2%	5%
Total	100%	100%
Region
Americas	52%	53%
EMEA	36%	37%
Asia	12%	10%
Total	100%	100%
Our credit exposure (before any potential recoveries) to OTC derivative counterparties that defaulted during the three months ended March 2022 remained low, representing less than 2% of our total credit exposure from OTC derivatives.
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

Goldman Sachs March 2022 Form 10-Q	144

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

The table below presents the distribution of our net credit exposure from OTC derivatives by tenor.

$ in millions	Investment- Grade	Non-Investment- Grade / Unrated	Total
As of March 2022
Less than 1 year	$ 39,658	$ 16,758	$ 56,416
1 – 5 years	25,117	11,893	37,010
Greater than 5 years	61,176	6,637	67,813
Total	125,951	35,288	161,239
Netting	(93,328)	(12,515)	(105,843)
Net credit exposure	$ 32,623	$ 22,773	$ 55,396
As of December 2021
Less than 1 year	$ 27,668	$ 11,203	$ 38,871
1 – 5 years	21,746	9,515	31,261
Greater than 5 years	64,670	6,590	71,260
Total	114,084	27,308	141,392
Netting	(89,244)	(10,756)	(100,000)
Net credit exposure	$ 24,840	$ 16,552	$ 41,392
In the table above:

•	Tenor is based on remaining contractual maturity.

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

	Investment-Grade

$ in millions	AAA	AA	A	BBB	Total
As of March 2022
Less than 1 year	$ 821	$ 6,272	$ 17,112	$ 15,453	$ 39,658
1 – 5 years	1,202	4,886	9,958	9,071	25,117
Greater than 5 years	11,251	8,129	22,313	19,483	61,176
Total	13,274	19,287	49,383	44,007	125,951
Netting	(10,545)	(13,271)	(39,034)	(30,478)	(93,328)
Net credit exposure	$ 2,729	$ 6,016	$ 10,349	$ 13,529	$ 32,623
As of December 2021
Less than 1 year	$ 1,017	$ 4,926	$ 12,481	$ 9,244	$ 27,668
1 – 5 years	1,150	3,071	8,298	9,227	21,746
Greater than 5 years	13,777	5,421	23,867	21,605	64,670
Total	15,944	13,418	44,646	40,076	114,084
Netting	(13,535)	(9,501)	(36,005)	(30,203)	(89,244)
Net credit exposure	$ 2,409	$ 3,917	$ 8,641	$ 9,873	$ 24,840

			Non-Investment-Grade / Unrated

$ in millions			BB or lower	Unrated	Total
As of March 2022
Less than 1 year			$ 15,824	$ 934	$ 16,758
1 – 5 years			11,625	268	11,893
Greater than 5 years			6,411	226	6,637
Total			33,860	1,428	35,288
Netting			(12,442)	(73)	(12,515)
Net credit exposure			$ 21,418	$ 1,355	$ 22,773
As of December 2021
Less than 1 year			$ 10,446	$ 757	$ 11,203
1 – 5 years			9,210	305	9,515
Greater than 5 years			6,320	270	6,590
Total			25,976	1,332	27,308
Netting			(10,683)	(73)	(10,756)
Net credit exposure			$ 15,293	$ 1,259	$ 16,552
Lending Activities.
We manage our lending activities using the credit risk process, measures, limits and risk mitigants described above. Other lending positions, including secondary trading positions, are risk-managed as a component of market risk.
The table below presents our loans and lending commitments.

$ in millions	Loans	Lending Commitments	Total
As of March 2022
Corporate	$ 58,201	$155,295	$213,496
Wealth management	45,060	4,809	49,869
Commercial real estate	28,630	4,263	32,893
Residential real estate	15,021	2,845	17,866
Consumer:
Installment	4,053	16	4,069
Credit cards	10,585	53,481	64,066
Other	8,051	6,130	14,181
Total	$169,601	$226,839	$396,440
Allowance for loan losses	$ (4,086)	$ (664)	$ (4,750)
As of December 2021
Corporate	$ 55,927	$155,930	$211,857
Wealth management	43,998	4,094	48,092
Commercial real estate	25,883	5,813	31,696
Residential real estate	15,913	3,396	19,309
Consumer:
Installment	3,672	9	3,681
Credit cards	8,212	35,932	44,144
Other	8,530	6,378	14,908
Total	$162,135	$211,552	$373,687
Allowance for loan losses	$ (3,573)	$ (776)	$ (4,349)
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

145	Goldman Sachs March 2022 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

The table below presents our credit exposure from corporate loans and lending commitments, and the concentration by industry, region, internally determined public rating agency equivalents and other credit metrics.

$ in millions	Loans	Lending Commitments	Total
As of March 2022
Corporate	$58,201	$155,295	$213,496
Industry
Consumer & Retail	7%	14%	12%
Diversified Industrials	13%	16%	15%
Financial Institutions	8%	7%	7%
Funds	20%	4%	9%
Healthcare	7%	9%	8%
Natural Resources & Utilities	9%	16%	14%
Real Estate	7%	7%	7%
Technology, Media & Telecommunications	18%	21%	21%
Other (including Special Purpose Vehicles)	11%	6%	7%
Total	100%	100%	100%
Region
Americas	56%	75%	70%
EMEA	35%	23%	26%
Asia	9%	2%	4%
Total	100%	100%	100%
Credit Quality (Credit Rating Equivalent)
AAA	–	1%	1%
AA	1%	5%	3%
A	5%	16%	13%
BBB	22%	37%	33%
BB or lower	72%	41%	50%
Total	100%	100%	100%
As of December 2021
Corporate	$55,927	$155,930	$211,857
Industry
Consumer & Retail	8%	13%	12%
Diversified Industrials	13%	16%	15%
Financial Institutions	8%	7%	7%
Funds	21%	4%	8%
Healthcare	7%	9%	9%
Natural Resources & Utilities	9%	17%	14%
Real Estate	8%	5%	6%
Technology, Media & Telecommunications	18%	24%	23%
Other (including Special Purpose Vehicles)	8%	5%	6%
Total	100%	100%	100%
Region
Americas	54%	76%	70%
EMEA	38%	21%	26%
Asia	8%	3%	4%
Total	100%	100%	100%
Credit Quality (Credit Rating Equivalent)
AAA	–	1%	1%
AA	1%	5%	3%
A	5%	16%	13%
BBB	22%	38%	34%
BB or lower	72%	40%	49%
Total	100%	100%	100%
In the table above, credit exposure excludes $4.29 billion as of March 2022 and $4.14 billion as of December 2021 relating to issued letters of credit which are classified as guarantees in our consolidated financial statements. See Note 18 to the consolidated financial statements for further information about guarantees.
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

$ in millions	Loans	Lending Commitments	Total
As of March 2022
Wealth Management	$45,060	$4,809	$49,869
Region
Americas	88%	99%	89%
EMEA	10%	1%	9%
Asia	2%	–	2%
Total	100%	100%	100%
Credit Quality (Credit Rating Equivalent)
Investment-grade	71%	64%	70%
Non-investment-grade	14%	19%	14%
Other metrics/unrated	15%	17%	16%
Total	100%	100%	100%
As of December 2021
Wealth Management	$43,998	$4,094	$48,092
Region
Americas	87%	98%	88%
EMEA	10%	2%	9%
Asia	3%	–	3%
Total	100%	100%	100%
Credit Quality (Credit Rating Equivalent)
Investment-grade	72%	67%	71%
Non-investment-grade	13%	19%	14%
Other metrics/unrated	15%	14%	15%
Total	100%	100%	100%
In the table above, other metrics/unrated loans primarily include loans backed by residential real estate. Our risk assessment process for such loans includes reviewing certain key metrics, such as loan-to-value
ratio and delinquency status.

Goldman Sachs March 2022 Form 10-Q	146

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

$ in millions	Loans	Lending Commitments	Total
As of March 2022
Commercial Real Estate	$28,630	$4,263	$32,893
Region
Americas	80%	57%	77%
EMEA	15%	26%	16%
Asia	5%	17%	7%
Total	100%	100%	100%
Credit Quality (Credit Rating Equivalent)
Investment-grade	16%	5%	15%
Non-investment-grade	83%	94%	84%
Other metrics/unrated	1%	1%	1%
Total	100%	100%	100%
As of December 2021
Commercial Real Estate	$25,883	$5,813	$31,696
Region
Americas	80%	75%	79%
EMEA	15%	11%	14%
Asia	5%	14%	7%
Total	100%	100%	100%
Credit Quality (Credit Rating Equivalent)
Investment-grade	15%	10%	14%
Non-investment-grade	83%	90%	85%
Other metrics/unrated	2%	–	1%
Total	100%	100%	100%
In the table above, credit exposure includes loans and lending commitments of $10.27 billion as of March 2022 and $11.65 billion as of December 2021 which are extended to clients who warehouse assets that are directly or indirectly backed by commercial real estate.
In addition, we also have credit exposure to certain commercial real estate loans held for securitization of $772 million as of March 2022 and $922 million as of December 2021. Such loans are included in trading assets in our consolidated balance sheets.
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

$ in millions	Loans	Lending Commitments	Total
As of March 2022
Residential Real Estate	$15,021	$2,845	$17,866
Region
Americas	91%	96%	92%
EMEA	7%	1%	6%
Asia	2%	3%	2%
Total	100%	100%	100%
Credit Quality (Credit Rating Equivalent)
Investment-grade	12%	4%	10%
Non-investment-grade	82%	94%	84%
Other metrics/unrated	6%	2%	6%
Total	100%	100%	100%
As of December 2021
Residential Real Estate	$15,913	$3,396	$19,309
Region
Americas	95%	79%	92%
EMEA	2%	19%	5%
Asia	3%	2%	3%
Total	100%	100%	100%
Credit Quality (Credit Rating Equivalent)
Investment-grade	7%	24%	10%
Non-investment-grade	87%	74%	84%
Other metrics/unrated	6%	2%	6%
Total	100%	100%	100%
In the table above:

•
Credit exposure includes loans and lending commitments of $15.62 billion as of March 2022 and $16.89 billion as of December 2021 which are extended to clients who warehouse assets that are directly or indirectly secured by residential real estate.

•
Other metrics/unrated primarily includes loans purchased by us. Our risk assessment process for such loans includes reviewing certain key metrics, such as loan-to-value
ratio, delinquency status, collateral values, expected cash flows and other risk factors.

In addition, we also have exposure to residential real estate loans held for securitization of $10.84 billion as of March 2022 and $11.57 billion as of December 2021. Such loans are included in trading assets in our consolidated balance sheets.

147	Goldman Sachs March 2022 Form 10-Q

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

	As of

$ in millions	March 2022	December 2021
Installment	$ 4,053	$3,672
California	11%	11%
Texas	9%	9%
Florida	7%	7%
New York	7%	7%
Illinois	4%	4%
New Jersey	4%	4%
Pennsylvania	4%	4%
Georgia	3%	3%
Ohio	3%	3%
Virginia	3%	3%
Other	45%	45%
Total	100%	100%
Credit Cards	$10,585	$8,212
California	18%	18%
Texas	9%	9%
New York	8%	8%
Florida	8%	8%
New Jersey	4%	4%
Illinois	4%	4%
Pennsylvania	3%	3%
Georgia	3%	3%
Ohio	3%	3%
Virginia	2%	2%
Other	38%	38%
Total	100%	100%
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

$ in millions	Loans	Lending Commitments	Total
As of March 2022
Other	$8,051	$6,130	$14,181
Region
Americas	85%	100%	91%
EMEA	15%	–	9%
Total	100%	100%	100%
Credit Quality (Credit Rating Equivalent)
Investment-grade	41%	89%	62%
Non-investment-grade	45%	11%	30%
Other metrics/unrated	14%	–	8%
Total	100%	100%	100%
As of December 2021
Other	$8,530	$6,378	$14,908
Region
Americas	84%	98%	90%
EMEA	15%	–	9%
Asia	1%	2%	1%
Total	100%	100%	100%
Credit Quality (Credit Rating Equivalent)
Investment-grade	34%	90%	58%
Non-investment-grade	37%	9%	25%
Other metrics/unrated	29%	1%	17%
Total	100%	100%	100%
In the table above:

•	Credit exposure includes loans and lending commitments extended to clients who warehouse assets of $11.53 billion as of March 2022 and $11.09 billion as of December 2021.

•
Other metrics/unrated primarily includes consumer and credit card loans purchased by us. Our risk assessment process for such loans includes reviewing certain key metrics, such as expected cash flows, delinquency status and other risk factors.

In addition, we also have exposure to other loans held for securitization of $705 million as of March 2022 and $467 million as of December 2021. Such loans are included in trading assets in our consolidated balance sheets.
Credit Hedges.
To mitigate the credit risk associated with our lending activities, we obtain credit protection on certain loans and lending commitments through credit default swaps, both single-name and index-based contracts, and through the issuance of credit-linked notes.

Goldman Sachs March 2022 Form 10-Q	148

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

	As of

$ in millions	March 2022	December 2021
Securities Financing Transactions	$40,185	$34,505
Industry
Financial Institutions	32%	34%
Funds	28%	23%
Municipalities & Nonprofit	5%	5%
Sovereign	34%	35%
Other (including Special Purpose Vehicles)	1%	3%
Total	100%	100%
Region
Americas	39%	36%
EMEA	42%	44%
Asia	19%	20%
Total	100%	100%
Credit Quality (Credit Rating Equivalent)
AAA	18%	19%
AA	31%	28%
A	34%	33%
BBB	7%	9%
BB or lower	10%	11%
Total	100%	100%
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

	As of

$ in millions	March 2022	December 2021
Other Credit Exposures	$63,863	$61,187
Industry
Financial Institutions	79%	86%
Funds	12%	9%
Other (including Special Purpose Vehicles)	9%	5%
Total	100%	100%
Region
Americas	47%	50%
EMEA	44%	43%
Asia	9%	7%
Total	100%	100%
Credit Quality (Credit Rating Equivalent)
AAA	4%	4%
AA	46%	47%
A	27%	29%
BBB	8%	6%
BB or lower	14%	13%
Unrated	1%	1%
Total	100%	100%
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

149	Goldman Sachs March 2022 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

Country Exposures.
The Russian invasion of Ukraine has negatively affected the global economy and has resulted in significant disruptions in financial markets and increased macroeconomic uncertainty. In addition, governments around the world have responded to Russia’s invasion by imposing economic sanctions and export controls on certain industry sectors, companies and individuals in Russia. Russia has imposed its own restrictions against investors and countries outside Russia and has proposed additional measures aimed at non-Russian-owned businesses. Businesses in the U.S. and globally have experienced shortages in materials and increased costs for transportation, energy and raw materials due, in part, to the negative effects of the war on the global economy. The escalation or continuation of the war between Russia and Ukraine or other hostilities presents heightened risks relating to cyber attacks, the frequency and volume of failures to settle securities transactions, supply chain disruptions, inflation, as well as the potential for increased volatility in commodity, currency and other financial markets. The extent and duration of the war, sanctions and resulting market disruptions, as well as the potential adverse consequences for our business, liquidity and results of operations, are difficult to predict.
We have been focused on closing our positions and reducing our exposure, while continuing to facilitate the activity of our clients. In addition, we are in the process of winding down our operations in Russia. The overall direct financial impact to our net revenues for the first quarter of 2022 from Russian and Ukrainian counterparties, borrowers, issuers and related instruments was a net loss of approximately $300 million.
Our total credit exposure to Russia as of March 2022 was $260 million, substantially all of which was to non-sovereign counterparties. Such exposure consisted of $56 million related to OTC derivatives and $204 million related to deposits and other receivables. In addition, our total market exposure relating to Russian issuers as of March 2022 was not material.
Our total credit exposure to Ukrainian counterparties or borrowers and our total market exposure relating to Ukrainian issuers was not material as of March 2022.
High external funding needs and inconsistent monetary policy have led to significant depreciation of the Turkish Lira, prompting concerns about foreign exchange reserves and economic instability. As of March 2022, our total credit exposure to Turkey was $2.11 billion, which was to non-sovereign
counterparties or borrowers. Such exposure consisted of $1.40 billion related to OTC derivatives, $143 million related to loans and lending commitments and $567 million related to secured receivables. After taking into consideration the benefit of Turkish corporate and sovereign collateral, and other risk mitigants provided by Turkish counterparties, our net credit exposure was $379 million. In addition, our total market exposure relating to Turkish issuers as of March 2022 was $(492) million, primarily to sovereign issuers. Such exposure consisted of $21 million related to debt, $(616) million related to credit derivatives and $103 million related to equities.
Liquidity pressures prompted the Argentine government to default and restructure local and foreign obligations in 2020. Economic challenges persist despite a renewed agreement with the International Monetary Fund. As of March 2022, our total credit exposure to Argentina was $103 million, which was to non-sovereign
counterparties or borrowers, and was primarily related to loans and lending commitments. In addition, our total market exposure relating to Argentinian issuers as of March 2022 was $112 million, primarily to sovereign issuers. Such exposure consisted of $83 million related to debt, $3 million related to credit derivatives and $26 million related to equities.
Lebanon’s sovereign debt default and sharp currency depreciation have led to concerns about its financial and political stability. As of March 2022, our total credit exposure to Lebanese counterparties or borrowers and our total market exposure relating to Lebanese issuers was not material.
Zambia’s sovereign debt default and liquidity pressures aggravated by the
COVID-19
pandemic have led to concerns about the country’s financial stability. As of March 2022, our total credit exposure to Zambian counterparties or borrowers and our total market exposure relating to Zambian issuers was not material.
Venezuela has delayed payments on its sovereign debt and is experiencing deep economic and social crises. As of March 2022, our total credit exposure to Venezuelan counterparties or borrowers and our total market exposure relating to Venezuelan issuers was not material.

Goldman Sachs March 2022 Form 10-Q	150

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

Escalating political unrest in Ethiopia has led to concerns about the country’s political, economic and financial stability. As of March 2022, our total credit exposure to Ethiopian counterparties or borrowers and our total market exposure relating to Ethiopian issuers was not material.
The suspension of repayments by Sri Lanka on its external debt has led to concerns about the country’s financial stability. As of March 2022, our total credit exposure to Sri Lankan counterparties or borrowers and our total market exposure relating to Sri Lankan issuers was not material.
We have a comprehensive framework to monitor, measure and assess our country exposures and to determine our risk appetite. We determine the country of risk by the location of the counterparty, issuer’s assets, where they generate revenue, the country in which they are headquartered, the jurisdiction where a claim against them could be enforced, and/or the government whose policies affect their ability to repay their obligations. We monitor our credit exposure to a specific country both at the individual counterparty level, as well as at the aggregate country level. See “Stress Tests” for information about stress tests that are designed to estimate the direct and indirect impact of events involving the above countries.
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

151	Goldman Sachs March 2022 Form 10-Q

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
Information and Cyber Security Risk.
Information and cyber security risk is the risk of compromising the confidentiality, integrity or availability of our data and systems, leading to an adverse impact to us, our reputation, our clients and/or the broader financial system. We seek to minimize the occurrence and impact of unauthorized access, disruption or use of information and/or information systems. We deploy and operate preventive and detective controls and processes to mitigate emerging and evolving information security and cyber security threats, including monitoring our network for known vulnerabilities and signs of unauthorized attempts to access our data and systems. There is increased information risk through diversification of our data across external service providers, including use of a variety of cloud-provided or -hosted services and applications. See “Risk Factors” in Part I, Item 1A of the 2021
Form 10-K
for further information about information and cyber security risk.
Third-Party Risk.
Third-party risk, including vendor risk, is the risk of an adverse impact due to reliance on third parties performing services or activities on our behalf. These risks may include legal, regulatory, information security, reputational, operational or any other risks inherent in engaging a third party. We identify, manage and report key third-party risks and conduct due diligence across multiple risk domains, including information security and cyber security, resilience and additional third-party dependencies. The Third-Party Risk Program monitors, reviews and reassesses third-party risks on an ongoing basis. See “Risk Factors” in Part I, Item 1A of the 2021
Form 10-K
for further information about third-party risk.
Business Resilience Risk.
Business resilience risk is the risk of disruption to our critical processes. We monitor threats and assess risks and seek to ensure our state of readiness in the event of a significant operational disruption to the normal operations of our critical functions or their dependencies, such as critical facilities, systems, third parties, data and/or personnel. We approach business continuity planning (BCP) through the lens of business and operational resilience. The resilience framework defines the fundamental principles for BCP and crisis management to ensure that critical functions can continue to operate in the event of a disruption. The business continuity program is comprehensive, consistent firmwide and up-to-date,
incorporating new information, techniques and technologies as and when they become available, and our resilience recovery plans incorporate and test specific and measurable recovery time objectives in accordance with local market best practices and regulatory requirements, and under specific scenarios. See “Business — Business Continuity and Information Security” in Part I, Item 1 of the 2021
Form 10-K
for further information about business continuity.
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

Goldman Sachs March 2022 Form 10-Q	152

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
Other Risk Management
In addition to the areas of risks discussed above, we also manage other risks, including capital, climate, compliance and conflicts. These areas of risks are discussed below.
Capital Risk Management
Capital risk is the risk that our capital is insufficient to support our business activities under normal and stressed market conditions or we face capital reductions or RWA increases, including from new or revised rules or changes in interpretations of existing rules, and are therefore unable to meet our internal capital targets or external regulatory capital requirements. Capital adequacy is of critical importance to us. Accordingly, we have in place a comprehensive capital management policy that provides a framework, defines objectives and establishes guidelines to maintain an appropriate level and composition of capital in both business-as-usual
and stressed conditions. Our capital management framework is designed to provide us with the information needed to identify and comprehensively manage risk, and develop and apply projected stress scenarios that capture idiosyncratic vulnerabilities with a goal of holding sufficient capital to remain adequately capitalized even after experiencing a severe stress event. See “Capital Management and Regulatory Capital” for further information about our capital management process.
We have established a comprehensive governance structure to manage and oversee our day-to-day
capital management activities and to ensure compliance with capital rules and related policies. Our capital management activities are overseen by the Board and its committees. The Board is responsible for approving our annual capital plan and the Risk Committee of the Board approves our capital management policy, which details the risk committees and members of senior management who are responsible for the ongoing monitoring of our capital adequacy and evaluation of current and future regulatory capital requirements, the review of the results of our capital planning and stress tests processes, and the results of our capital models. In addition, our risk committees and senior management are responsible for the review of our contingency capital plan, key capital adequacy metrics, including regulatory capital ratios, and capital plan metrics, such as the payout ratio, as well as monitoring capital targets and potential breaches of capital requirements.
Our process for managing capital risk also includes independent review functions in Risk that, among other things, assess regulatory capital policies and related interpretations, escalate certain interpretations to senior management and/or the appropriate risk committee, and perform calculation testing to corroborate alignment with applicable capital rules.

153	Goldman Sachs March 2022 Form 10-Q

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
See “Business — Sustainability” in Part I, Item 1 and “Risk Factors” in Part I, Item 1A of the 2021
Form 10-K
for information about our sustainability initiatives, including in relation to climate transition.
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

Goldman Sachs March 2022 Form 10-Q	154

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

We regularly assess our policies and procedures that address conflicts of interest in an effort to conduct our business in accordance with the highest ethical standards and in compliance with all applicable laws, rules and regulations.
For further information about our risk management processes, see “Overview and Structure of Risk Management” and “Risk Factors” in Part I, Item 1A of the 2021
Form 10-K.
Available Information
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
By identifying these statements for you in this manner, we are alerting you to the possibility that our actual results, financial condition, liquidity and capital actions may differ, possibly materially, from the anticipated results, financial condition and liquidity in these forward-looking statements. Important factors that could cause our results, financial condition, liquidity and capital actions to differ from those in these statements include, among others, those described below and in “Risk Factors” in Part I, Item 1A of the 2021
Form 10-K.

155	Goldman Sachs March 2022 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

These statements may relate to, among other things, (i) our future plans and results, including our target ROE, ROTE, efficiency ratio, CET1 capital ratio and firmwide AUS inflows, and how they can be achieved, (ii) trends in or growth opportunities for our businesses, including the timing, costs, profitability, benefits and other aspects of business and strategic initiatives and their impact on our efficiency ratio, (iii) our level of future compensation expense, including as a percentage of both operating expenses and revenues net of provision for credit losses, (iv) our investment banking transaction backlog and future results, (v) our expected interest income and interest expense, (vi) our expense savings and strategic locations initiatives, (vii) expenses we may incur, including future litigation expense and expenses from investing in our consumer and transaction banking businesses, (viii) the projected growth of our deposits and other funding, asset liability management and funding strategies and related interest expense savings, (ix) our business initiatives, including transaction banking and new consumer financial products, (x) our planned 2022 benchmark debt issuances, (xi) the amount, composition and location of GCLA we expect to hold, (xii) our credit exposures, (xiii) our expected provisions for credit losses, (xiv) the adequacy of our allowance for credit losses, (xv) the projected growth of our consumer lending and credit card businesses, (xvi) the objectives and effectiveness of our BCP strategy, information security program, risk management and liquidity policies, (xvii) our resolution plan and strategy and their implications for stakeholders, (xviii) the design and effectiveness of our resolution capital and liquidity models and triggers and alerts framework, (xix) the results of stress tests, the effect of changes to regulations, and our future status, activities or reporting under banking and financial regulation, (xx) our expected tax rate, (xxi) the future state of our liquidity and regulatory capital ratios, and our prospective capital distributions (including dividends and repurchases), (xxii) our expected SCB and
G-SIB
surcharge, (xxiii) legal proceedings, governmental investigations or other contingencies, (xxiv) the asset recovery guarantee and our remediation activities related to our 1Malaysia Development Berhad (1MDB) settlements, (xxv) the replacement of IBORs and our transition to alternative risk-free reference rates, (xxvi) the impact of the
COVID-19
pandemic on our business, results, financial position and liquidity, (xxvii) the effectiveness of our management of our human capital, including our diversity goals, (xxviii) our sustainability and carbon neutrality targets and goals, (xxix) our plans for our people to return to our offices, (xxx) future inflation, (xxxi) our completed, announced and prospective acquisitions, including our completed acquisitions of the General Motors co-branded
credit card portfolio, GreenSky and NN Investment Partners and (xxxii) the impact of Russia’s invasion of Ukraine and related sanctions and other developments on our business, results and financial position.
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

Goldman Sachs March 2022 Form 10-Q	156

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

Statements about our investment banking transaction backlog and future results are subject to the risk that such transactions may be modified or may not be completed at all and related net revenues may not be realized or may be materially less than expected. Important factors that could have such a result include, for underwriting transactions, a decline or weakness in general economic conditions, an outbreak or worsening of hostilities, including the escalation or continuation of the war between Russia and Ukraine, continuing volatility in the securities markets or an adverse development with respect to the issuer of the securities and, for financial advisory transactions, a decline in the securities markets, an inability to obtain adequate financing, an adverse development with respect to a party to the transaction or a failure to obtain a required regulatory approval. For information about other important factors that could adversely affect our investment banking transactions, see “Risk Factors” in Part I, Item 1A of the 2021
Form 10-K.
Statements about the projected growth of our deposits and other funding, asset liability management and funding strategies and related interest expense savings, and our consumer lending and credit card businesses, are subject to the risk that actual growth and savings may differ, possibly materially, from that currently anticipated due to, among other things, changes in interest rates and competition from other similar products.
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
Statements about the impact of Russia’s invasion of Ukraine and related sanctions and other developments on our business, results and financial position are subject to the risks that hostilities may escalate and expand, that sanctions may increase and that the actual impact may differ, possibly materially, from what is currently expected.

157	Goldman Sachs March 2022 Form 10-Q

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
under the Exchange Act) occurred during the quarter ended March 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
The table below presents purchases made by or on behalf of Group Inc. or any “affiliated purchaser” (as defined in
Rule 10b-18(a)(3)
under the Exchange Act) of our common stock during the three months ended March 2022.

	Total Shares Purchased	Average Price Paid Per Share	Total Shares Purchased as Part of a Publicly Announced Program	Maximum Shares That May Yet Be Purchased Under the Program
January	11,595	$379.58	–	34,390,960
February	1,375,419	$363.53	1,375,419	33,015,541
March	–	–	–	33,015,541
Total	1,387,014		1,375,419
In the table above, total shares purchased during January 2022 included 11,595 shares remitted to satisfy statutory withholding taxes on the delivery of equity-based awards.
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

Goldman Sachs March 2022 Form 10-Q	158

Item 6.    Exhibits
Exhibits

15.1	Letter re: Unaudited Interim Financial Information.

31.1	Rule 13a-14(a) Certifications.

32.1	Section 1350 Certifications (This information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934).

101
Pursuant to Rules 405 and 406 of
Regulation S-T,
the following information is formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Statements of Earnings for the three months ended March 31, 2022 and March 31, 2021, (ii) the Consolidated Statements of Comprehensive Income for the three months ended March 31, 2022 and March 31, 2021, (iii) the Consolidated Balance Sheets as of March 31, 2022 and December 31, 2021, (iv) the Consolidated Statements of Changes in Shareholders’ Equity for the three months ended March 31, 2022 and March 31, 2021, (v) the Consolidated Statements of Cash Flows for the three months ended March 31, 2022 and March 31, 2021, (vi) the notes to the Consolidated Financial Statements and (vii) the cover page.

104	Cover Page Interactive Data File (formatted in iXBRL in Exhibit 101).
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

T HE G OLDMAN S ACHS G ROUP , I NC .

By:	/s/	Denis P. Coleman III
Name:		Denis P. Coleman III
Title:		Chief Financial Officer (Principal Financial Officer)
Date:		April 29 , 2022

By:	/s/	Sheara J. Fredman
Name:		Sheara J. Fredman
Title:		Chief Accounting Officer (Principal Accounting Officer)
Date:		April 29 , 2022

159	Goldman Sachs March 2022 Form 10-Q