Form 10-Q
period 2022-06-30
GOLDMAN SACHS GROUP INC
filed 2022-08-04
CIK 886982

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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
(212)
902-1000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Exchange on which registered
Common stock, par value $.01 per share	GS	NYSE

Depositary Shares, Each Representing 1/1,000th Interest in a Share of Floating Rate Non-Cumulative Preferred Stock, Series A	GS PrA	NYSE

Depositary Shares, Each Representing 1/1,000th Interest in a Share of Floating Rate Non-Cumulative Preferred Stock, Series C	GS PrC	NYSE

Depositary Shares, Each Representing 1/1,000th Interest in a Share of Floating Rate Non-Cumulative Preferred Stock, Series D	GS PrD	NYSE

Depositary Shares, Each Representing 1/1,000th Interest in a Share of 5.50% Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series J	GS PrJ	NYSE

Depositary Shares, Each Representing 1/1,000th Interest in a Share of 6.375% Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series K	GS PrK	NYSE

5.793% Fixed-to-Floating Rate Normal Automatic Preferred Enhanced Capital Securities of Goldman Sachs Capital II	GS/43PE	NYSE

Floating Rate Normal Automatic Preferred Enhanced Capital Securities of Goldman Sachs Capital III	GS/43PF	NYSE

Medium-Term Notes, Series F, Callable Fixed and Floating Rate Notes due March 2031 of GS Finance Corp.	GS/31B	NYSE

Medium-Term Notes, Series F, Callable Fixed and Floating Rate Notes due May 2031 of GS Finance Corp.	GS/31X	NYSE
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
of the Exchange Act). ☐ Yes ☒No
As of July 22, 2022, there were 341,355,930 shares of the registrant’s common stock outstanding.

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2022

Goldman Sachs June 2022 Form 10-Q

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements (Unaudited)
THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Earnings
(Unaudited)

	Three Months Ended June		Six Months Ended June

in millions, except per share amounts	2022	2021	2022	2021
Revenues
Investment banking	$ 1,785	$ 3,450	$ 3,916	$ 7,016
Investment management	2,393	1,905	4,457	3,701
Commissions and fees	1,073	833	2,084	1,906
Market making	4,929	3,274	10,919	9,167
Other principal transactions	(50)	4,297	(140)	8,191
Total non-interest revenues	10,130	13,759	21,236	29,981
Interest income	4,851	2,939	8,063	5,993
Interest expense	3,117	1,310	4,502	2,882
Net interest income	1,734	1,629	3,561	3,111
Total net revenues	11,864	15,388	24,797	33,092
Provision for credit losses	667	(92)	1,228	(162)
Operating expenses
Compensation and benefits	3,695	5,263	7,778	11,306
Transaction based	1,317	1,125	2,561	2,381
Market development	235	115	397	195
Communications and technology	444	371	868	746
Depreciation and amortization	570	520	1,062	1,018
Occupancy	259	241	510	488
Professional fees	490	344	927	704
Other expenses	643	661	1,266	1,239
Total operating expenses	7,653	8,640	15,369	18,077
Pre-tax earnings	3,544	6,840	8,200	15,177
Provision for taxes	617	1,354	1,334	2,855
Net earnings	2,927	5,486	6,866	12,322
Preferred stock dividends	141	139	249	264
Net earnings applicable to common shareholders	$ 2,786	$ 5,347	$ 6,617	$12,058
Earnings per common share
Basic	$ 7.81	$ 15.22	$ 18.67	$ 34.06
Diluted	$ 7.73	$ 15.02	$ 18.47	$ 33.64
Average common shares
Basic	355.0	350.8	353.1	353.6
Diluted	360.5	356.0	358.2	358.4

Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended June		Six Months Ended June

$ in millions	2022	2021	2022	2021
Net earnings	$ 2,927	$ 5,486	$ 6,866	$12,322
Other comprehensive income/(loss) adjustments, net of tax:
Currency translation	(16)	(16)	(31)	(16)
Debt valuation adjustment	1,188	117	1,928	98
Pension and postretirement liabilities	(1)	–	12	7
Available-for-sale securities	(441)	84	(1,795)	(544)
Other comprehensive income/(loss)	730	185	114	(455)
Comprehensive income	$ 3,657	$ 5,671	$ 6,980	$11,867

The accompanying notes are an integral part of these consolidated financial statements.

1	Goldman Sachs June 2022 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)

	As of

$ in millions	June 2022	December 2021
Assets
Cash and cash equivalents	$ 288,606	$ 261,036
Collateralized agreements:
Securities purchased under agreements to resell (at fair value)	239,017	205,703
Securities borrowed (includes $40,251 and $39,955 at fair value)	208,667	178,771
Customer and other receivables (includes $26 and $42 at fair value)	163,251	160,673
Trading assets (at fair value and includes $72,781 and $68,208 pledged as collateral)	371,896	375,916
Investments (includes $77,933 and $83,427 at fair value, and $11,686 and $12,840 pledged as collateral)	114,775	88,719
Loans (net of allowance of $4,562 and $3,573, and includes $9,492 and $10,769 at fair value)	175,938	158,562
Other assets	39,074	34,608
Total assets	$1,601,224	$1,463,988
Liabilities and shareholders’ equity
Deposits (includes $31,335 and $35,425 at fair value)	$ 391,326	$ 364,227
Collateralized financings:
Securities sold under agreements to repurchase (at fair value)	172,894	165,883
Securities loaned (includes $8,683 and $9,170 at fair value)	38,254	46,505
Other secured financings (includes $15,781 and $17,074 at fair value)	17,171	18,544
Customer and other payables	279,984	251,931
Trading liabilities (at fair value)	255,292	181,424
Unsecured short-term borrowings (includes $32,002 and $29,832 at fair value)	57,615	46,955
Unsecured long-term borrowings (includes $62,238 and $52,390 at fair value)	250,444	254,092
Other liabilities (includes $87 and $359 at fair value)	20,373	24,501
Total liabilities	1,483,353	1,354,062
Commitments, contingencies and guarantees
Shareholders’ equity
Preferred stock; aggregate liquidation preference of $10,703 and $10,703	10,703	10,703
Common stock; 917,638,955 and 906,430,314 shares issued, and 341,963,005 and 333,573,254 shares outstanding	9	9
Share-based awards	5,245	4,211
Nonvoting common stock; no shares issued and outstanding	–	–
Additional paid-in capital	58,993	56,396
Retained earnings	136,998	131,811
Accumulated other comprehensive loss	(1,954)	(2,068)
Stock held in treasury, at cost; 575,675,952 and 572,857,062 shares	(92,123)	(91,136)
Total shareholders’ equity	117,871	109,926
Total liabilities and shareholders’ equity	$1,601,224	$1,463,988

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs June 2022 Form 10-Q	2

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Shareholders’ Equity
(Unaudited)

	Three Months Ended June		Six Months Ended June

$ in millions	2022	2021	2022	2021
Preferred stock
Beginning balance	$ 10,703	$ 9,203	$ 10,703	$ 11,203
Issued	–	675	–	675
Redeemed	–	(675)	–	(2,675)
Ending balance	10,703	9,203	10,703	9,203
Common stock
Beginning balance	9	9	9	9
Issued	–	–	–	–
Ending balance	9	9	9	9
Share-based awards
Beginning balance	4,965	3,608	4,211	3,468
Issuance and amortization of share-based awards	390	219	3,500	1,978
Delivery of common stock underlying share-based awards	(78)	(7)	(2,419)	(1,604)
Forfeiture of share-based awards	(32)	(61)	(47)	(83)
Ending balance	5,245	3,759	5,245	3,759
Additional paid-in capital
Beginning balance	58,938	56,340	56,396	55,679
Delivery of common stock underlying share-based awards	92	63	2,433	1,653
Cancellation of share-based awards in satisfaction of withholding tax requirements	(37)	(32)	(1,564)	(969)
Issuance costs of redeemed preferred stock	–	19	–	26
Issuance of common stock in connection with acquisition	–	–	1,730	–
Other	–	–	(2)	1
Ending balance	58,993	56,390	58,993	56,390
Retained earnings
Beginning balance	134,931	119,210	131,811	112,947
Net earnings	2,927	5,486	6,866	12,322
Accretion of redeemable noncontrolling interests	–	(65)	–	(65)
Dividends and dividend equivalents declared on common stock and share-based awards	(719)	(441)	(1,430)	(889)
Dividends declared on preferred stock	(141)	(119)	(249)	(223)
Preferred stock redemption premium	–	(20)	–	(41)
Ending balance	136,998	124,051	136,998	124,051
Accumulated other comprehensive income/(loss)
Beginning balance	(2,684)	(2,074)	(2,068)	(1,434)
Other comprehensive income/(loss)	730	185	114	(455)
Ending balance	(1,954)	(1,889)	(1,954)	(1,889)
Stock held in treasury, at cost
Beginning balance	(91,623)	(88,632)	(91,136)	(85,940)
Repurchased	(500)	(1,000)	(1,000)	(3,700)
Reissued	1	–	19	10
Other	(1)	(1)	(6)	(3)
Ending balance	(92,123)	(89,633)	(92,123)	(89,633)
Total shareholders’ equity	$117,871	$101,890	$117,871	$101,890

The accompanying notes are an integral part of these consolidated financial statements.

3	Goldman Sachs June 2022 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June

$ in millions	2022	2021
Cash flows from operating activities
Net earnings	$ 6,866	$ 12,322
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	1,062	1,018
Share-based compensation	3,511	1,961
Provision for credit losses	1,228	(162)
Changes in operating assets and liabilities:
Customer and other receivables and payables, net	25,150	7,272
Collateralized transactions (excluding other secured financings), net	(64,450)	(58,500)
Trading assets	(18,694)	17,387
Trading liabilities	72,486	45,064
Loans held for sale, net	3,044	435
Other, net	(14,681)	(11,513)
Net cash provided by operating activities	15,522	15,284
Cash flows from investing activities
Purchase of property, leasehold improvements and equipment	(2,004)	(2,665)
Proceeds from sales of property, leasehold improvements and equipment	939	735
Net cash used for business acquisitions	(1,830)	–
Purchase of investments	(36,502)	(19,716)
Proceeds from sales and paydowns of investments	4,964	23,569
Loans (excluding loans held for sale), net	(21,076)	(13,631)
Net cash used for investing activities	(55,509)	(11,708)
Cash flows from financing activities
Unsecured short-term borrowings, net	8,436	7,513
Other secured financings (short-term), net	92	2,992
Proceeds from issuance of other secured financings (long-term)	867	2,879
Repayment of other secured financings (long-term), including the current portion	(1,931)	(1,500)
Proceeds from issuance of unsecured long-term borrowings	53,603	52,897
Repayment of unsecured long-term borrowings, including the current portion	(23,781)	(23,136)
Derivative contracts with a financing element, net	1,336	302
Deposits, net	32,806	46,334
Preferred stock redemption	–	(2,675)
Common stock repurchased	(1,000)	(3,700)
Settlement of share-based awards in satisfaction of withholding tax requirements	(1,568)	(970)
Dividends and dividend equivalents paid on common stock, preferred stock and share-based awards	(1,672)	(1,111)
Proceeds from issuance of preferred stock, net of issuance costs	–	675
Other financing, net	369	371
Net cash provided by financing activities	67,557	80,871
Net increase in cash and cash equivalents	27,570	84,447
Cash and cash equivalents, beginning balance	261,036	155,842
Cash and cash equivalents, ending balance	$288,606	$240,289
Supplemental disclosures:
Cash payments for interest, net of capitalized interest	$ 3,738	$ 3,023
Cash payments for income taxes, net	$ 1,600	$ 3,299
See Notes 12 and 16 for information about
non-cash
activities.

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs June 2022 Form 10-Q	4

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
are to the firm’s Annual Report on
Form 10-K
for the year ended December 31, 2021. Certain disclosures included in the annual financial statements have been condensed or omitted from these financial statements as they are not required for interim financial statements under U.S. GAAP and the rules of the SEC.
These unaudited consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. These adjustments are of a normal, recurring nature. Interim period operating results may not be indicative of the operating results for a full year.
All references to June 2022, March 2022 and June 2021 refer to the firm’s periods ended, or the dates, as the context requires, June 30, 2022, March 31, 2022 and June 30, 2021, respectively. All references to December 2021 refer to the date December 31, 2021. Any reference to a future year refers to a year ending on December 31 of that year. Certain reclassifications have been made to previously reported amounts to conform to the current presentation.

5	Goldman Sachs June 2022 Form 10-Q

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

Goldman Sachs June 2022 Form 10-Q	6

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
Revenues from contracts with clients represent approximately 45% of total non-interest
revenues (including approximately 85% of investment banking revenues, approximately 95% of investment management revenues and all commissions and fees) for both the three and six months ended June 2022, and approximately 40% of total non-interest
revenues (including approximately 85% of investment banking revenues, approximately 95% of investment management revenues and all commissions and fees) for both the three and six months ended June 2021. See Note 25 for information about net revenues by business segment.
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

7	Goldman Sachs June 2022 Form 10-Q

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
The firm is able to determine the future revenues associated with management fees calculated based on committed capital. As of June 2022, substantially all future net revenues associated with such remaining performance obligations will be recognized through 2029. Annual revenues associated with such performance obligations average less than $250 million through 2029.
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

Goldman Sachs June 2022 Form 10-Q	8

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Cash and Cash Equivalents
The firm defines cash equivalents as highly liquid overnight deposits held in the ordinary course of business. Cash and cash equivalents included cash and due from banks of $10.28 billion as of June 2022 and $10.14 billion as of December 2021. Cash and cash equivalents also included interest-bearing deposits with banks of $278.33 billion as of June 2022 and $250.90 billion as of December 2021.
The firm segregates cash for regulatory and other purposes related to client activity. Cash and cash equivalents segregated for regulatory and other purposes were $26.86 billion as of June 2022 and $24.87 billion as of December 2021. In addition, the firm segregates securities for regulatory and other purposes related to client activity. See Note 11 for further information about segregated securities.
Customer and Other Receivables
Customer and other receivables included receivables from customers and counterparties of $94.44 billion as of June 2022 and $103.82 billion as of December 2021, and receivables from brokers, dealers and clearing organizations of $68.81 billion as of June 2022 and $56.85 billion as of December 2021. Such receivables primarily consist of customer margin loans, receivables resulting from unsettled transactions and collateral posted in connection with certain derivative transactions.
Substantially all of these receivables are accounted for at amortized cost net of any allowance for credit losses, which generally approximates fair value. As these receivables are not accounted for at fair value, they are not included in the firm’s fair value hierarchy in Notes 4 through 10. Had these receivables been included in the firm’s fair value hierarchy, substantially all would have been classified in level 2 as of both June 2022 and December 2021. See Note 10 for further information about customer and other receivables accounted for at fair value under the fair value option. Interest on customer and other receivables is recognized over the life of the transaction and included in interest income.
Customer and other receivables includes receivables from contracts with clients and contract assets. Contract assets represent the firm’s right to receive consideration for services provided in connection with its contracts with clients for which collection is conditional and not merely subject to the passage of time. The firm’s receivables from contracts with clients were $2.91 billion as of June 2022 and $3.01 billion as of December 2021. As of both June 2022 and December 2021 contract assets were not material.
Customer and Other Payables
Customer and other payables included payables to customers and counterparties of $259.48 billion as of June 2022 and $241.93 billion as of December 2021, and payables to brokers, dealers and clearing organizations of $20.50 billion as of June 2022 and $10.00 billion as of December 2021. Such payables primarily consist of customer credit balances related to the firm’s prime brokerage activities. Customer and other payables are accounted for at cost plus accrued interest, which generally approximates fair value. As these payables are not accounted for at fair value, they are not included in the firm’s fair value hierarchy in Notes 4 through 10. Had these payables been included in the firm’s fair value hierarchy, substantially all would have been classified in level 2 as of both June 2022 and December 2021. Interest on customer and other payables is recognized over the life of the transaction and included in interest expense.
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

9	Goldman Sachs June 2022 Form 10-Q

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
Accounting for Obligations to Safeguard Crypto-Assets an Entity Holds for Platform Users (SAB 121).
In March 2022, the SEC staff issued SAB 121 (SAB 121) — “Accounting for obligations to safeguard crypto-assets an entity holds for platform users.” SAB 121 adds interpretive guidance requiring an entity to recognize a liability on its balance sheet to reflect the obligation to safeguard the crypto-assets held for its platform users, along with a corresponding asset. The firm adopted this guidance in June 2022 under a modified retrospective approach and adoption did not have a material impact on the firm’s consolidated financial statements.
Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions (ASC 820).
In June 2022, the FASB issued ASU No. 2022-03, “Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions.” This ASU clarifies that a contractual restriction on the sale of an equity security should not be considered in measuring its fair value. In addition, the ASU requires specific disclosures related to equity securities that are subject to contractual sale restrictions. The ASU is effective in January 2024 under a prospective approach. Early adoption is permitted. Adoption of this ASU is not expected to have a material impact on the firm’s consolidated financial statements.

Goldman Sachs June 2022 Form 10-Q	10

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

11	Goldman Sachs June 2022 Form 10-Q

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
The firm also considers changes in the outlook for the relevant industry and financial performance of the issuer as compared to projected performance. Significant inputs include:

•	Market and transaction multiples;

•	Discount rates and capitalization rates; and

•	For equity securities with debt-like features, market yields implied by transactions of similar or related assets, current performance and recovery assumptions, and duration.

Goldman Sachs June 2022 Form 10-Q	12

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

13	Goldman Sachs June 2022 Form 10-Q

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

Goldman Sachs June 2022 Form 10-Q	14

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
Financial Assets and Liabilities at Fair Value
The table below presents financial assets and liabilities carried at fair value.

	As of

$ in millions	June 2022	March 2022	December 2021
Total level 1 financial assets	$ 249,974	$ 263,891	$ 255,774
Total level 2 financial assets	526,910	559,866	498,527
Total level 3 financial assets	28,884	25,373	24,083
Investments in funds at NAV	3,045	3,237	3,469
Counterparty and cash collateral netting	(70,198)	(69,043)	(66,041)
Total financial assets at fair value	$ 738,615	$ 783,324	$ 715,812
Total assets	$1,601,224	$1,589,441	$1,463,988
Total level 3 financial assets divided by:
Total assets	1.8%	1.6%	1.6%
Total financial assets at fair value	3.9%	3.2%	3.4%
Total level 1 financial liabilities	$ 168,941	$ 145,098	$ 110,030
Total level 2 financial liabilities	435,827	423,749	403,627
Total level 3 financial liabilities	24,470	29,598	29,169
Counterparty and cash collateral netting	(50,926)	(48,513)	(51,269)
Total financial liabilities at fair value	$ 578,312	$ 549,932	$ 491,557
Total liabilities	$1,483,353	$1,474,202	$1,354,062
Total level 3 financial liabilities divided by:
Total liabilities	1.6%	2.0%	2.2%
Total financial liabilities at fair value	4.2%	5.4%	5.9%
In the table above:

•	Counterparty netting among positions classified in the same level is included in that level.

•	Counterparty and cash collateral netting represents the impact on derivatives of netting across levels.

15	Goldman Sachs June 2022 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The table below presents a summary of level 3 financial assets.

	As of

$ in millions	June 2022	March 2022	December 2021
Trading assets:
Trading cash instruments	$ 2,080	$ 1,921	$ 1,889
Derivatives	8,348	6,793	5,938
Investments	16,109	14,168	13,902
Loans	2,347	2,491	2,354
Total	$28,884	$25,373	$24,083
Level 3 financial assets as of June 2022 increased compared with both March 2022 and December 2021, primarily reflecting an increase in level 3 investments and derivatives. See Notes 5 through 10 for further information about level 3 financial assets (including information about unrealized gains and losses related to level 3 financial assets and transfers in and out of level 3).
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
The table below presents a summary of trading assets and liabilities.

$ in millions	Trading Assets	Trading Liabilities
As of June 2022
Trading cash instruments	$295,582	$191,513
Derivatives	76,314	63,779
Total	$371,896	$255,292
As of December 2021
Trading cash instruments	$311,956	$129,471
Derivatives	63,960	51,953
Total	$375,916	$181,424
See Note 6 for further information about trading cash instruments and Note 7 for further information about derivatives.
Gains and Losses from Market Making
The table below presents market making revenues by major product type.

	Three Months Ended June		Six Months Ended June

$ in millions	2022	2021	2022	2021
Interest rates	$(2,787)	$ 920	$ (4,662)	$ (323)
Credit	948	310	1,666	1,162
Currencies	4,087	(108)	8,228	2,742
Equities	2,557	1,540	4,600	4,318
Commodities	124	612	1,087	1,268
Total	$ 4,929	$3,274	$10,919	$9,167
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

Goldman Sachs June 2022 Form 10-Q	16

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
Fair Value of Trading Cash Instruments by Level
The table below presents trading cash instruments by level within the fair value hierarchy.

$ in millions	Level 1	Level 2	Level 3	Total
As of June 2022
Assets
Government and agency obligations:
U.S.	$ 70,402	$ 21,535	$ –	$ 91,937
Non-U.S.	45,174	12,916	137	58,227
Loans and securities backed by:
Commercial real estate	–	1,367	74	1,441
Residential real estate	–	11,166	110	11,276
Corporate debt instruments	288	32,167	1,440	33,895
State and municipal obligations	–	194	32	226
Other debt obligations	25	2,827	123	2,975
Equity securities	84,100	2,378	160	86,638
Commodities	–	8,963	4	8,967
Total	$ 199,989	$ 93,513	$2,080	$ 295,582
Liabilities
Government and agency obligations:
U.S.	$ (29,183)	$ (362)	$ –	$ (29,545)
Non-U.S.	(40,570)	(2,846)	–	(43,416)
Loans and securities backed by:
Commercial real estate	–	(30)	(1)	(31)
Residential real estate	–	(11)	–	(11)
Corporate debt instruments	(12)	(18,530)	(140)	(18,682)
Other debt obligations	–	(114)	–	(114)
Equity securities	(99,148)	(523)	(41)	(99,712)
Commodities	–	(2)	–	(2)
Total	$(168,913)	$ (22,418)	$ (182)	$(191,513)
As of December 2021
Assets
Government and agency obligations:
U.S.	$ 63,388	$ 27,427	$ –	$ 90,815
Non-U.S.	35,284	13,511	19	48,814
Loans and securities backed by:
Commercial real estate	–	1,717	137	1,854
Residential real estate	–	13,083	152	13,235
Corporate debt instruments	590	36,874	1,318	38,782
State and municipal obligations	–	568	36	604
Other debt obligations	69	1,564	66	1,699
Equity securities	105,233	2,958	156	108,347
Commodities	–	7,801	5	7,806
Total	$ 204,564	$105,503	$1,889	$ 311,956
Liabilities
Government and agency obligations:
U.S.	$ (21,002)	$ (25)	$ –	$ (21,027)
Non-U.S.	(39,983)	(2,602)	–	(42,585)
Loans and securities backed by:
Commercial real estate	–	(40)	(2)	(42)
Residential real estate	–	(5)	–	(5)
Corporate debt instruments	(23)	(15,781)	(71)	(15,875)
Equity securities	(48,991)	(915)	(31)	(49,937)
Total	$ (109,999)	$ (19,368)	$ (104)	$ (129,471)
In the table above:

•	Trading cash instrument assets are shown as positive amounts and trading cash instrument liabilities are shown as negative amounts.

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
Significant Unobservable Inputs
The table below presents the amount of level
3
assets, and ranges and weighted averages of significant unobservable inputs used to value level 3 trading cash instruments.

	As of June 2022		As of December 2021

$ in millions	Amount or Range	Weighted Average	Amount or Range	Weighted Average
Loans and securities backed by commercial real estate
Level 3 assets	$74		$137
Yield	4.4% to 30.0%	16.5%	2.8% to 28.5%	12.3%
Recovery rate	6.5% to 78.6%	50.2%	5.1% to 86.5%	55.0%
Duration (years)	0.8 to 3.5	1.8	0.1 to 4.3	1.8
Loans and securities backed by residential real estate
Level 3 assets	$110		$152
Yield	2.1% to 24.2%	8.8%	0.4% to 26.6%	7.0%
Cumulative loss rate	0.2% to 30.7%	7.4%	0.1% to 43.4%	17.7%
Duration (years)	0.2 to 11.6	6.0	1.2 to 17.2	6.5
Corporate debt instruments
Level 3 assets	$1,440		$1,318
Yield	1.9% to 29.2%	9.1%	0.0% to 18.0%	7.1%
Recovery rate	9.0% to 69.7%	51.0%	9.0% to 69.9%	52.0%
Duration (years)	0.8 to 21.6	4.8	2.0 to 28.5	4.5
Other
Level 3 assets	$456		$282
Yield	1.7% to 36.5%	13.9%	1.1% to 44.8%	9.4%
Multiples	0.7x to 5.0x	4.3x	N/A	N/A
Duration (years)	1.1 to 11.0	5.1	0.9 to 5.2	2.4

17	Goldman Sachs June 2022 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

In the table above:

•	Other includes government and agency obligations, state and municipal obligations, other debt obligations, equity securities and commodities.

•	Ranges represent the significant unobservable inputs that were used in the valuation of each type of trading cash instrument.

•	Weighted averages are calculated by weighting each input by the relative fair value of the trading cash instruments.

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

•
Increases in yield, duration or cumulative loss rate used in the valuation of level 3 trading cash instruments would have resulted in a lower fair value measurement, while increases in recovery rate or multiples would have resulted in a higher fair value measurement as of both June 2022 and December 2021. Due to the distinctive nature of each level 3 trading cash instrument, the interrelationship of inputs is not necessarily uniform within each product type.

•	Trading cash instruments are valued using discounted cash flows.

•
In other, the significant unobservable inputs for multiples as of December 2021 did not have a range (and there was no weighted average) as they pertained to a single position. Therefore, such unobservable inputs are not included in the table above.

Level 3 Rollforward
The table below presents a summary of the changes in fair value for level 3 trading cash instruments.

	Three Months Ended June		Six Months Ended June

$ in millions	2022	2021	2022	2021
Total trading cash instrument assets
Beginning balance	$1,921	$1,373	$1,889	$1,237
Net realized gains/(losses)	27	23	44	42
Net unrealized gains/(losses)	(76)	10	(1,422)	16
Purchases	374	275	1,225	647
Sales	(270)	(284)	(554)	(401)
Settlements	(124)	(100)	(262)	(208)
Transfers into level 3	434	148	1,400	181
Transfers out of level 3	(206)	(141)	(240)	(210)
Ending balance	$2,080	$1,304	$2,080	$1,304
Total trading cash instrument liabilities
Beginning balance	$ (92)	$ (106)	$ (104)	$ (80)
Net realized gains/(losses)	(13)	2	(12)	4
Net unrealized gains/(losses)	(24)	(2)	(39)	–
Purchases	72	35	152	28
Sales	(88)	(27)	(138)	(39)
Settlements	2	20	3	10
Transfers into level 3	(50)	(5)	(56)	(4)
Transfers out of level 3	11	5	12	3
Ending balance	$ (182)	$ (78)	$ (182)	$ (78)
In the table above:

•	Changes in fair value are presented for all trading cash instruments that are classified in level 3 as of the end of the period.

•	Net unrealized gains/(losses) relates to trading cash instruments that were still held at period-end.

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

Goldman Sachs June 2022 Form 10-Q	18

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The table below presents information, by product type, for assets included in the summary table above.

	Three Months Ended June		Six Months Ended June

$ in millions	2022	2021	2022	2021
Loans and securities backed by commercial real estate
Beginning balance	$ 76	$ 115	$ 137	$ 203
Net realized gains/(losses)	1	2	1	5
Net unrealized gains/(losses)	(2)	(3)	(2)	(9)
Purchases	2	10	26	7
Sales	(8)	(13)	(52)	(37)
Settlements	(5)	(5)	(8)	(13)
Transfers into level 3	20	5	4	19
Transfers out of level 3	(10)	(15)	(32)	(79)
Ending balance	$ 74	$ 96	$ 74	$ 96
Loans and securities backed by residential real estate
Beginning balance	$ 78	$ 204	$ 152	$ 131
Net realized gains/(losses)	2	4	6	8
Net unrealized gains/(losses)	(3)	9	(4)	10
Purchases	6	4	27	21
Sales	(11)	(76)	(53)	(42)
Settlements	(7)	(7)	(13)	(9)
Transfers into level 3	57	12	22	31
Transfers out of level 3	(12)	(20)	(27)	(20)
Ending balance	$ 110	$ 130	$ 110	$ 130
Corporate debt instruments
Beginning balance	$1,435	$ 918	$ 1,318	$ 797
Net realized gains/(losses)	24	12	49	26
Net unrealized gains/(losses)	(90)	3	(72)	20
Purchases	197	215	382	554
Sales	(105)	(164)	(316)	(287)
Settlements	(106)	(77)	(221)	(151)
Transfers into level 3	249	65	453	35
Transfers out of level 3	(164)	(81)	(153)	(103)
Ending balance	$1,440	$ 891	$ 1,440	$ 891
Other
Beginning balance	$ 332	$ 136	$ 282	$ 106
Net realized gains/(losses)	–	5	(12)	3
Net unrealized gains/(losses)	19	1	(1,344)	(5)
Purchases	169	46	790	65
Sales	(146)	(31)	(133)	(35)
Settlements	(6)	(11)	(20)	(35)
Transfers into level 3	108	66	921	96
Transfers out of level 3	(20)	(25)	(28)	(8)
Ending balance	$ 456	$ 187	$ 456	$ 187
In the table above, other includes government and agency obligations, state and municipal obligations, other debt obligations, equity securities and commodities.
Level 3 Rollforward Commentary
Three Months Ended June 2022.
The net realized and unrealized losses on level 3 trading cash instrument assets of $49 million (reflecting $27 million of net realized gains and $76 million of net unrealized losses) for the three months ended June 2022 included gains/(losses) of $(74) million reported in market making and $25 million reported in interest income.
The drivers of net unrealized losses on level 3 trading cash instrument assets for the three months ended June 2022 were not material.
Transfers into level 3 trading cash instrument assets during the three months ended June 2022 primarily reflected transfers of certain corporate debt instruments and other debt obligations (included in other cash instruments) from level 2 (in each case, principally due to reduced price transparency as a result of a lack of market evidence, including fewer market transactions in these instruments).
Transfers out of level 3 trading cash instruments assets during the three months ended June 2022 primarily reflected transfers of certain corporate debt instruments to level 2 (principally due to increased price transparency as a result of market evidence, including market transactions in these instruments).
Six Months Ended June 2022.
The net realized and unrealized losses on level 3 trading cash instrument assets of $1.38 billion (reflecting $44 million of net realized gains and $1.42 billion of net unrealized losses) for the six months ended June 2022 included gains/(losses) of $(1.42) billion reported in market making and $46 million reported in interest income.
The net unrealized losses on level 3 trading cash instrument assets for the six months ended June 2022 primarily reflected losses on certain equity securities (included in other cash instruments), principally driven by broad macroeconomic and geopolitical concerns.
Transfers into level 3 trading cash instrument assets during the six months ended June 2022 primarily reflected transfers of certain equity securities (included in other cash instruments) and corporate debt instruments from both level 1 and level 2 (in each case, principally due to reduced price transparency as a result of a lack of market evidence, including fewer market transactions in these instruments).
Transfers out of level 3 trading cash instrument assets during the six months ended June 2022 primarily reflected transfers of certain corporate debt instruments to level 2 (principally due to increased price transparency as a result of market evidence, including market transactions in these instruments).
Three Months Ended June 2021.
The net realized and unrealized gains on level 3 trading cash instrument assets of $33 million (reflecting $23 million of net realized gains and $10 million of net unrealized gains) for the three months ended June 2021 included gains/(losses) of $(2) million reported in market making and $35 million reported in interest income.
The drivers of net unrealized gains on level 3 trading cash instrument assets for the three months ended June 2021 were not material.
The drivers of transfers into level 3 trading cash instrument assets during the three months ended June 2021 were not material.
The drivers of transfers out of level 3 trading cash instrument assets during the three months ended June 2021 were not material.

19	Goldman Sachs June 2022 Form 10-Q

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
Risk Management.
The firm also enters into derivatives to actively manage risk exposures that arise from its market-making and investing and financing activities. The firm’s holdings and exposures are hedged, in many cases, on either a portfolio or risk-specific basis, as opposed to an instrument-by-instrument
basis. The offsetting impact of this economic hedging is reflected in the same business segment as the related revenues. In addition, the firm may enter into derivatives designated as hedges under U.S. GAAP. These derivatives are used to manage interest rate exposure of certain fixed-rate unsecured borrowings and deposits and certain U.S. government securities classified as available-for-sale, foreign exchange risk of certain available-for-sale
securities and the net investment in certain
non-U.S.
operations, and the price risk of certain commodities.
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

Derivatives are reported on a
net-by-counterparty
basis (i.e., the net payable or receivable for derivative assets and liabilities for a given counterparty) when a legal right of setoff exists under an enforceable netting agreement (counterparty netting). Derivatives are accounted for at fair value, net of cash collateral received or posted under enforceable credit support agreements (cash collateral netting). Derivative assets are included in trading assets and derivative liabilities are included in trading liabilities. Realized and unrealized gains and losses on derivatives not designated as hedges are included in market making (for derivatives included in the Global Markets segment), and other principal transactions (for derivatives included in the remaining business segments) in the consolidated statements of earnings. For each of the three and six months ended June 2022 and June 2021, substantially all of the firm’s derivatives were included in the Global Markets segment.

Goldman Sachs June 2022 Form 10-Q	20

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

	As of June 2022		As of December 2021

$ in millions	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Not accounted for as hedges
Exchange-traded	$ 1,087	$ 1,424	$ 256	$ 557
OTC-cleared	41,053	40,041	13,795	12,692
Bilateral OTC	193,273	166,941	232,595	205,073
Total interest rates	235,413	208,406	246,646	218,322
OTC-cleared	1,317	1,432	3,665	4,053
Bilateral OTC	15,534	13,927	12,591	11,702
Total credit	16,851	15,359	16,256	15,755
Exchange-traded	94	45	417	10
OTC-cleared	933	587	423	338
Bilateral OTC	117,437	118,184	86,076	85,795
Total currencies	118,464	118,816	86,916	86,143
Exchange-traded	15,609	15,494	6,534	6,189
OTC-cleared	871	971	652	373
Bilateral OTC	49,924	38,894	28,359	25,969
Total commodities	66,404	55,359	35,545	32,531
Exchange-traded	29,992	32,662	33,840	35,518
OTC-cleared	12	14	8	5
Bilateral OTC	34,746	40,475	39,718	44,750
Total equities	64,750	73,151	73,566	80,273
Subtotal	501,882	471,091	458,929	433,024
Accounted for as hedges
OTC-cleared	2	58	1	–
Bilateral OTC	519	9	945	–
Total interest rates	521	67	946	–
OTC-cleared	41	3	34	27
Bilateral OTC	579	55	60	139
Total currencies	620	58	94	166
Subtotal	1,141	125	1,040	166
Total gross fair value	$ 503,023	$ 471,216	$ 459,969	$ 433,190
Offset in the consolidated balance sheets
Exchange-traded	$ (40,580)	$ (40,580)	$ (35,724)	$ (35,724)
OTC-cleared	(42,280)	(42,280)	(16,979)	(16,979)
Bilateral OTC	(277,167)	(277,167)	(279,189)	(279,189)
Counterparty netting	(360,027)	(360,027)	(331,892)	(331,892)
OTC-cleared	(1,147)	(108)	(1,033)	(361)
Bilateral OTC	(65,535)	(47,302)	(63,084)	(48,984)
Cash collateral netting	(66,682)	(47,410)	(64,117)	(49,345)
Total amounts offset	$(426,709)	$(407,437)	$(396,009)	$(381,237)
Included in the consolidated balance sheets
Exchange-traded	$ 6,202	$ 9,045	$ 5,323	$ 6,550
OTC-cleared	802	718	566	148
Bilateral OTC	69,310	54,016	58,071	45,255
Total	$ 76,314	$ 63,779	$ 63,960	$ 51,953
Not offset in the consolidated balance sheets
Cash collateral	$ (572)	$ (2,795)	$ (1,008)	$ (1,939)
Securities collateral	(16,914)	(4,441)	(15,751)	(7,349)
Total	$ 58,828	$ 56,543	$ 47,201	$ 42,665

	Notional Amounts as of

$ in millions	June 2022	December 2021
Not accounted for as hedges
Exchange-traded	$ 3,251,469	$ 2,630,915
OTC-cleared	19,359,538	17,874,504
Bilateral OTC	10,607,894	11,122,871
Total interest rates	33,218,901	31,628,290
Exchange-traded	38	–
OTC-cleared	440,236	463,477
Bilateral OTC	592,007	616,095
Total credit	1,032,281	1,079,572
Exchange-traded	15,206	14,617
OTC-cleared	220,454	194,124
Bilateral OTC	5,970,998	6,606,927
Total currencies	6,206,658	6,815,668
Exchange-traded	417,329	308,917
OTC-cleared	3,911	3,647
Bilateral OTC	253,638	234,322
Total commodities	674,878	546,886
Exchange-traded	1,190,917	1,149,777
OTC-cleared	297	198
Bilateral OTC	1,097,269	1,173,103
Total equities	2,288,483	2,323,078
Subtotal	43,421,201	42,393,494
Accounted for as hedges
OTC-cleared	249,222	219,083
Bilateral OTC	3,495	4,499
Total interest rates	252,717	223,582
OTC-cleared	3,351	2,758
Bilateral OTC	20,133	18,658
Total currencies	23,484	21,416
Exchange-traded	–	1,050
Total commodities	–	1,050
Subtotal	276,201	246,048
Total notional amounts	$43,697,402	$42,639,542
In the tables above:

•	Gross fair values exclude the effects of both counterparty netting and collateral, and therefore are not representative of the firm’s exposure.

•	Where the firm has received or posted collateral under credit support agreements, but has not yet determined such agreements are enforceable, the related collateral has not been netted.

•	Notional amounts, which represent the sum of gross long and short derivative contracts, provide an indication of the volume of the firm’s derivative activity and do not represent anticipated losses.

•
Total gross fair value of derivatives included derivative assets of $14.45 billion as of June 2022 and $17.48 billion as of December 2021, and derivative liabilities of $17.55 billion as of June 2022 and $17.29 billion as of December 2021, which are not subject to an enforceable netting agreement or are subject to a netting agreement that the firm has not yet determined to be enforceable.

21	Goldman Sachs June 2022 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Fair Value of Derivatives by Level
The table below presents derivatives on a gross basis by level and product type, as well as the impact of netting.

$ in millions	Level 1	Level 2	Level 3	Total
As of June 2022
Assets
Interest rates	$ 34	$ 234,108	$ 1,792	$ 235,934
Credit	–	13,372	3,479	16,851
Currencies	–	118,706	378	119,084
Commodities	–	63,981	2,423	66,404
Equities	40	63,157	1,553	64,750
Gross fair value	74	493,324	9,625	503,023
Counterparty netting in levels	–	(355,234)	(1,277)	(356,511)
Subtotal	$ 74	$ 138,090	$ 8,348	$ 146,512
Cross-level counterparty netting				(3,516)
Cash collateral netting				(66,682)
Net fair value				$ 76,314
Liabilities
Interest rates	$ (9)	$(207,707)	$ (757)	$(208,473)
Credit	–	(14,044)	(1,315)	(15,359)
Currencies	–	(118,257)	(617)	(118,874)
Commodities	–	(54,371)	(988)	(55,359)
Equities	(19)	(70,358)	(2,774)	(73,151)
Gross fair value	(28)	(464,737)	(6,451)	(471,216)
Counterparty netting in levels	–	355,234	1,277	356,511
Subtotal	$(28)	$(109,503)	$(5,174)	$(114,705)
Cross-level counterparty netting				3,516
Cash collateral netting				47,410
Net fair value				$ (63,779)
As of December 2021
Assets
Interest rates	$ 2	$ 246,525	$ 1,065	$ 247,592
Credit	–	12,823	3,433	16,256
Currencies	–	86,773	237	87,010
Commodities	–	34,501	1,044	35,545
Equities	33	72,570	963	73,566
Gross fair value	35	453,192	6,742	459,969
Counterparty netting in levels	–	(329,164)	(804)	(329,968)
Subtotal	$ 35	$ 124,028	$ 5,938	$ 130,001
Cross-level counterparty netting				(1,924)
Cash collateral netting				(64,117)
Net fair value				$ 63,960
Liabilities
Interest rates	$ (2)	$ (217,438)	$ (882)	$ (218,322)
Credit	–	(14,176)	(1,579)	(15,755)
Currencies	–	(85,925)	(384)	(86,309)
Commodities	–	(31,925)	(606)	(32,531)
Equities	(29)	(77,393)	(2,851)	(80,273)
Gross fair value	(31)	(426,857)	(6,302)	(433,190)
Counterparty netting in levels	–	329,164	804	329,968
Subtotal	$ (31)	$ (97,693)	$ (5,498)	$ (103,222)
Cross-level counterparty netting				1,924
Cash collateral netting				49,345
Net fair value				$ (51,953)
In the table above:

•	Gross fair values exclude the effects of both counterparty netting and collateral netting, and therefore are not representative of the firm’s exposure.
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

	As of June 2022		As of December 2021

$ in millions, except inputs	Amount or Range	Average/ Median	Amount or Range	Average/ Median
Interest rates, net	$1,035		$183
Correlation	(10)% to 81%	59%/62%	25% to 81%	63%/62%
Volatility (bps)	31 to 100	63/61	31 to 100	59/54
Credit, net	$2,164		$1,854
Credit spreads (bps)	6 to 910	197/123	1 to 568	136/107
Upfront credit points	1 to 100	41/35	2 to 100	34/26
Recovery rates	20% to 75%	42%/40%	20% to 50%	37%/40%
Currencies, net	$(239)		$(147)
Correlation	20% to 71%	40%/41%	20% to 71%	40%/41%
Volatility	21% to 21%	21%/21%	19% to 19%	19%/19%
Commodities, net	$1,435		$438
Volatility	27% to 127%	48%/41%	15% to 93%	32%/29%
Natural gas spread	$(2.29) to $9.78	$(0.14)/ $(0.18)	$(1.33) to $2.60	$(0.11)/ $(0.07)
Oil spread	$(5.00) to $46.27	$19.89/ $13.68	$8.64 to $22.68	$13.36/ $12.69
Electricity price	$2.70 to $568.77	$57.43/ $46.08	$1.50 to $289.96	$37.42/ $32.20
Equities, net	$(1,221)		$(1,888)
Correlation	(70)% to 99%	64%/68%	(70)% to 99%	59%/62%
Volatility	2% to 111%	18%/20%	3% to 150%	17%/17%
In the table above:

•	Derivative assets are shown as positive amounts and derivative liabilities are shown as negative amounts.

•	Ranges represent the significant unobservable inputs that were used in the valuation of each type of derivative.

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

Goldman Sachs June 2022 Form 10-Q	22

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

23	Goldman Sachs June 2022 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Level 3 Rollforward
The table below presents a summary of the changes in fair value for level 3 derivatives.

	Three Months Ended June		Six Months Ended June

$ in millions	2022	2021	2022	2021
Total level 3 derivatives, net
Beginning balance	$ 915	$ 645	$ 440	$1,175
Net realized gains/(losses)	97	119	329	73
Net unrealized gains/(losses)	2,084	(408)	3,225	(458)
Purchases	128	29	187	134
Sales	(704)	(294)	(1,345)	(756)
Settlements	791	568	583	509
Transfers into level 3	149	(260)	76	(181)
Transfers out of level 3	(286)	168	(321)	71
Ending balance	$3,174	$ 567	$ 3,174	$ 567
In the table above:

•	Changes in fair value are presented for all derivative assets and liabilities that are classified in level 3 as of the end of the period.

•	Net unrealized gains/(losses) relates to instruments that were still held at period-end.

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

The table below presents information, by product type, for derivatives included in the summary table above.

	Three Months Ended June		Six Months Ended June

$ in millions	2022	2021	2022	2021
Interest rates, net
Beginning balance	$ 323	$ 319	$ 183	$ 267
Net realized gains/(losses)	1	33	(41)	56
Net unrealized gains/(losses)	286	(42)	909	97
Purchases	44	–	64	2
Sales	(37)	(33)	(69)	(55)
Settlements	301	60	160	6
Transfers into level 3	21	(1)	4	2
Transfers out of level 3	96	(28)	(175)	(67)
Ending balance	$ 1,035	$ 308	$ 1,035	$ 308
Credit, net
Beginning balance	$ 1,834	$ 1,875	$ 1,854	$ 1,778
Net realized gains/(losses)	(41)	5	(28)	(14)
Net unrealized gains/(losses)	384	18	188	29
Purchases	5	10	20	8
Sales	(48)	(26)	(53)	(28)
Settlements	19	6	180	49
Transfers into level 3	36	(82)	27	(36)
Transfers out of level 3	(25)	(56)	(24)	(36)
Ending balance	$ 2,164	$ 1,750	$ 2,164	$ 1,750
Currencies, net
Beginning balance	$ (135)	$ (289)	$ (147)	$ (338)
Net realized gains/(losses)	39	28	46	28
Net unrealized gains/(losses)	(21)	(169)	11	(90)
Purchases	–	1	1	4
Sales	(6)	(30)	(8)	(36)
Settlements	5	272	13	245
Transfers into level 3	(121)	(57)	(129)	(70)
Transfers out of level 3	–	10	(26)	23
Ending balance	$ (239)	$ (234)	$ (239)	$ (234)
Commodities, net
Beginning balance	$ 828	$ 212	$ 438	$ 300
Net realized gains/(losses)	(26)	9	49	(59)
Net unrealized gains/(losses)	806	135	1,195	129
Purchases	13	4	27	16
Sales	(11)	(2)	(131)	(8)
Settlements	33	(67)	(44)	(84)
Transfers into level 3	218	(3)	174	(17)
Transfers out of level 3	(426)	(22)	(273)	(11)
Ending balance	$ 1,435	$ 266	$ 1,435	$ 266
Equities, net
Beginning balance	$(1,935)	$(1,472)	$(1,888)	$ (832)
Net realized gains/(losses)	124	44	303	62
Net unrealized gains/(losses)	629	(350)	922	(623)
Purchases	66	14	75	104
Sales	(602)	(203)	(1,084)	(629)
Settlements	433	297	274	293
Transfers into level 3	(5)	(117)	–	(60)
Transfers out of level 3	69	264	177	162
Ending balance	$(1,221)	$(1,523)	$(1,221)	$(1,523)
Level 3 Rollforward Commentary
Three Months Ended June 2022.
The net realized and unrealized gains on level 3 derivatives of $2.18 billion (reflecting $97 million of net realized gains and $2.08 billion of net unrealized gains) for the three months ended June 2022 included gains of $2.18 billion reported in market making and gains of $1 million reported in other principal transactions.

Goldman Sachs June 2022 Form 10-Q	24

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The net unrealized gains on level 3 derivatives for the three months ended June 2022 were primarily attributable to gains on certain commodity derivatives (primarily reflecting the impact of an increase in commodity prices), gains on certain equity derivatives (primarily reflecting the impact of a decrease in equity prices), and gains on certain credit derivatives and interest rate derivatives (in each case, primarily reflecting the impact of an increase in interest rates).
Transfers
into level 3 derivatives during the three months ended June 2022 primarily reflected transfers of certain commodity derivative assets from level 2 (principally due to decreased transparency of certain electricity price inputs used to value these derivatives), partially offset by transfers of certain currency derivative liabilities from level 2 (principally due to decreased transparency of certain interest rate inputs used to value these derivatives).
Transfers out of level 3 derivatives during the three months ended June 2022 primarily reflected transfers of certain commodity derivative assets to level 2 (principally due to certain correlation inputs no longer being significant to the valuation of these derivatives), partially offset by transfers of certain interest rate derivative liabilities to level 2 (principally due to increased transparency of certain unobservable volatility inputs used to value these derivatives).
Six Months Ended June 2022.
The net realized and unrealized gains on level 3 derivatives of $3.55 billion (reflecting $329 million of net realized gains and $3.23 billion of net unrealized gains) for the six months ended June 2022 included gains of $3.55 billion reported in market making and gains of $8 million reported in other principal transactions.
The net unrealized gains on level 3 derivatives for the six months ended June 2022 were primarily attributable to gains on certain commodity derivatives (primarily reflecting the impact of an increase in commodity prices), gains on certain equity derivatives (primarily reflecting the impact of a decrease in equity prices), and gains on certain interest rate derivatives and credit derivatives (
in each case,
primarily reflecting the impact of an increase in interest rates).
Transfers
into level 3 derivatives during the six months ended June 2022 primarily reflected transfers of certain commodity derivative assets from level 2 (principally due to decreased transparency of certain electricity price inputs used to value these derivatives), partially offset by transfers of certain currency derivative liabilities from level 2 (principally due to decreased transparency of certain interest rate inputs used to value these derivatives).
Transfers out of level 3 derivatives during the six months ended June 2022 primarily reflected transfers of certain commodity derivative assets to level 2 (principally due to certain correlation inputs no longer being significant to the valuation of these derivatives) and transfers of certain interest rate derivative assets to level 2 (principally due to increased transparency of certain unobservable volatility inputs used to value these derivatives), partially offset by transfers of certain equity derivative liabilities to level 2 (principally due to increased transparency of certain unobservable volatility inputs used to value these derivatives).
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

25	Goldman Sachs June 2022 Form 10-Q

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
OTC Derivatives
The table below presents OTC derivative assets and liabilities by tenor and major product type.

$ in millions	Less than 1 Year	1 - 5 Years	Greater than 5 Years	Total
As of June 2022
Assets
Interest rates	$ 8,677	$14,667	$49,972	$ 73,316
Credit	1,710	3,394	2,790	7,894
Currencies	19,818	8,265	6,708	34,791
Commodities	20,427	11,276	1,823	33,526
Equities	9,064	5,022	2,833	16,919
Counterparty netting in tenors	(4,294)	(3,927)	(3,823)	(12,044)
Subtotal	$55,402	$38,697	$60,303	$154,402
Cross-tenor counterparty netting				(17,608)
Cash collateral netting				(66,682)
Total OTC derivative assets				$ 70,112
Liabilities
Interest rates	$ 6,934	$17,809	$20,774	$ 45,517
Credit	1,891	3,255	1,256	6,402
Currencies	17,581	9,049	8,001	34,631
Commodities	12,209	9,345	1,042	22,596
Equities	11,569	8,318	2,763	22,650
Counterparty netting in tenors	(4,294)	(3,927)	(3,823)	(12,044)
Subtotal	$45,890	$43,849	$30,013	$119,752
Cross-tenor counterparty netting				(17,608)
Cash collateral netting				(47,410)
Total OTC derivative liabilities				$ 54,734
As of December 2021
Assets
Interest rates	$ 6,076	$11,655	$61,380	$ 79,111
Credit	1,800	2,381	3,113	7,294
Currencies	13,366	6,642	6,570	26,578
Commodities	10,178	7,348	770	18,296
Equities	11,075	6,592	2,100	19,767
Counterparty netting in tenors	(3,624)	(3,357)	(2,673)	(9,654)
Subtotal	$38,871	$31,261	$71,260	$141,392
Cross-tenor counterparty netting				(18,638)
Cash collateral netting				(64,117)
Total OTC derivative assets				$ 58,637
Liabilities
Interest rates	$ 3,929	$10,932	$34,676	$ 49,537
Credit	1,695	3,257	1,841	6,793
Currencies	14,122	6,581	5,580	26,283
Commodities	7,591	6,274	1,763	15,628
Equities	8,268	12,944	3,587	24,799
Counterparty netting in tenors	(3,624)	(3,357)	(2,673)	(9,654)
Subtotal	$31,981	$36,631	$44,774	$113,386
Cross-tenor counterparty netting				(18,638)
Cash collateral netting				(49,345)
Total OTC derivative liabilities				$ 45,403
In the table above:

•	Tenor is based on remaining contractual maturity.

•	Counterparty netting within the same product type and tenor category is included within such product type and tenor category.

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

Goldman Sachs June 2022 Form 10-Q	26

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
As of June 2022, written credit derivatives had a total gross notional amount of $491.06 billion and purchased credit derivatives had a total gross notional amount of $541.22 billion, for total net notional purchased protection of $50.16 billion. As of December 2021, written credit derivatives had a total gross notional amount of $510.24 billion and purchased credit derivatives had a total gross notional amount of $569.34 billion, for total net notional purchased protection of $59.10 billion. The firm’s written and purchased credit derivatives primarily consist of credit default swaps.
The table below presents information about credit derivatives.

	Credit Spread on Underlier (basis points)

$ in millions	0 – 250	251 – 500	501 – 1,000	Greater than 1,000	Total
As of June 2022
Maximum Payout/Notional Amount of Written Credit Derivatives by Tenor
Less than 1 year	$100,879	$ 2,517	$12,006	$ 6,002	$121,404
1 – 5 years	256,472	33,827	20,131	15,650	326,080
Greater than 5 years	35,946	3,708	3,354	567	43,575
Total	$393,297	$40,052	$35,491	$22,219	$491,059
Maximum Payout/Notional Amount of Purchased Credit Derivatives
Offsetting	$318,748	$35,115	$23,404	$18,850	$396,117
Other	$120,903	$ 8,142	$12,958	$ 3,102	$145,105
Fair Value of Written Credit Derivatives
Asset	$ 3,435	$ 358	$ 235	$ 277	$ 4,305
Liability	2,437	1,269	2,339	6,151	12,196
Net asset/(liability)	$ 998	$ (911)	$ (2,104)	$ (5,874)	$ (7,891)
As of December 2021
Maximum Payout/Notional Amount of Written Credit Derivatives by Tenor
Less than 1 year	$120,456	$ 6,173	$ 1,656	$ 4,314	$132,599
1 – 5 years	305,255	14,328	12,754	3,814	336,151
Greater than 5 years	35,558	3,087	2,529	311	41,485
Total	$461,269	$23,588	$16,939	$ 8,439	$510,235
Maximum Payout/Notional Amount of Purchased Credit Derivatives
Offsetting	$381,715	$17,210	$12,806	$ 6,714	$418,445
Other	$138,214	$ 7,780	$ 3,576	$ 1,322	$150,892
Fair Value of Written Credit Derivatives
Asset	$ 9,803	$ 924	$ 318	$ 137	$ 11,182
Liability	941	123	1,666	1,933	4,663
Net asset/(liability)	$ 8,862	$ 801	$ (1,348)	$ (1,796)	$ 6,519
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

•	Offsetting purchased credit derivatives represent the notional amount of purchased credit derivatives that economically hedge written credit derivatives with identical underliers.

•	Other purchased credit derivatives represent the notional amount of all other purchased credit derivatives not included in offsetting.

27	Goldman Sachs June 2022 Form 10-Q

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
The table below presents information about CVA and FVA.

	Three Months Ended June		Six Months Ended June

$ in millions	2022	2021	2022	2021
CVA, net of hedges	$ 217	$45	$ 300	$(63)
FVA, net of hedges	(122)	25	(391)	37
Total	$ 95	$70	$ (91)	$(26)
Bifurcated Embedded Derivatives
The table below presents the fair value and the notional amount of derivatives that have been bifurcated from their related borrowings.

	As of

$ in millions	June 2022	December 2021
Fair value of assets	$ 319	$ 845
Fair value of liabilities	(177)	(124)
Net asset/(liability)	$ 142	$ 721
Notional amount	$8,692	$10,743
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
or
two-notch
downgrade in the firm’s credit ratings.

	As of

$ in millions	June 2022	December 2021
Net derivative liabilities under bilateral agreements	$32,136	$34,315
Collateral posted	$25,973	$29,214
Additional collateral or termination payments:
One-notch downgrade	$ 235	$ 345
Two-notch downgrade	$ 843	$ 1,536
Hedge Accounting
T
he firm applies hedge accounting for (i) interest rate swaps used to manage the interest rate exposure of certain fixed-rate unsecured long- and short-term borrowings and certain fixed-rate certificates of deposit and certain U.S. government securities classified as available-for-sale, (ii) foreign exchange forward contracts used to manage the foreign exchange risk of certain available-for-sale
securities, (iii) foreign currency forward contracts and foreign currency-denominated debt used to manage foreign currency exposures on the firm’s net investment in certain
non-U.S.
operations and (iv) commodity futures contracts used to manage the price risk of certain commodities.
To qualify for hedge accounting, the hedging instrument must be highly effective at reducing the risk from the exposure being hedged. Additionally, the firm must formally document the hedging relationship at inception and assess the hedging relationship at least on a quarterly basis to ensure the hedging instrument continues to be highly effective over the life of the hedging relationship.
Fair Value Hedges
The firm designates interest rate swaps as fair value hedges of certain fixed-rate unsecured long- and short-term debt and fixed-rate certificates of deposit, and beginning in the second quarter of 2022, of certain U.S. government securities classified as available-for-sale. These interest rate swaps hedge changes in fair value attributable to the designated benchmark interest rate (e.g., London Interbank Offered Rate (LIBOR), Secured Overnight Financing Rate (SOFR) or Overnight Index Swap Rate), effectively converting a substantial portion of these fixed-rate financial instruments into floating-rate financial instruments.
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

Goldman Sachs June 2022 Form 10-Q	28

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

For qualifying interest rate fair value hedges, gains or losses on derivatives are included in interest income/expense. The change in fair value of the hedged items attributable to the risk being hedged is reported as an adjustment to its carrying value (hedging adjustment) and is also included in interest income/expense. When a derivative is no longer designated as a hedge, any remaining difference between the carrying value and par value of the hedged item is amortized in interest income/expense over the remaining life of the hedged item using the effective interest method. See Note 23 for further information about interest income and interest expense.
The table below presents the gains/(losses) from interest rate derivatives accounted for as hedges and the related hedged items.

	Three Months Ended June		Six Months Ended June

$ in millions	2022	2021	2022	2021
Investments
Interest rate hedges	$ (55)	$ –	$ (55)	$ –
Hedged investments	52	–	52	–
Gains/(losses)	$ (3)	$ –	$ (3)	$ –
Borrowings and deposits
Interest rate hedges	$(6,067)	$ 1,475	$(14,809)	$(3,930)
Hedged borrowings and deposits	5,843	(1,559)	14,538	3,626
Gains/(losses)	$ (224)	$ (84)	$ (271)	$ (304)
The table below presents the carrying value of investments, deposits and unsecured borrowings that are designated in an interest rate hedging relationship and the related cumulative hedging adjustment (increase/(decrease)) from current and prior hedging relationships included in such carrying values.

$ in millions	Carrying Value	Cumulative Hedging Adjustment
As of June 2022
Assets
Investments	$ 4,074	$ 52
Liabilities
Deposits	$ 8,753	$ (176)
Unsecured short-term borrowings	$ 7,076	$ (6)
Unsecured long-term borrowings	$153,970	$(8,345)
As of December 2021
Liabilities
Deposits	$ 14,131	$ 246
Unsecured short-term borrowings	$ 2,167	$ 5
Unsecured long-term borrowings	$144,934	$ 6,169
In the table above:

•
Cumulative hedging adjustment included $5.36 billion as of June 2022 and $5.91 billion as of December 2021 of hedging adjustments from prior hedging relationships that were de-designated
and substantially all were related to unsecured long-term borrowings.

•	The amortized cost of investments was $4.50 billion as of June 2022.
In addition, cumulative hedging adjustments for items no longer designated in a hedging relationship were $133 million as of June 2022 and $68 million as of December 2021 and were substantially all related to unsecured long-term borrowings.
The firm designates foreign exchange forward contracts as fair value hedges of the foreign exchange risk of
non-U.S.
government securities classified as
available-for-sale.
See Note 8 for information about the amortized cost and fair value of such securities. The effectiveness of such hedges is assessed based on changes in spot rates. The gains/(losses) on the hedges (relating to both spot and forward points) and the foreign exchange gains/(losses) on the related available-for-sale
securities are included in market making. The net gains/(losses) on hedges and related available-for-sale securities were $(14) million (reflecting a gain of $183 million related to hedges and a loss of $197 million on the related hedged available-for-sale securities) for the three months ended June 2022 and were $(28) million (reflecting a gain of $236 million related to hedges and a loss of $264 million on the related hedged available-for-sale securities) for the six months ended June 2022. The gross and net gains/(losses) were not material for both the three and six months ended June 2021.
The firm designates commodity futures contracts as fair value hedges of the price risk of certain precious metals included in commodities within trading assets. As of June 2022, there were no such hedges outstanding, and as of December 2021, the carrying value of commodities in a hedging relationship was $1.05 billion and the amortized cost was $1.02 billion. Changes in spot rates of such commodities are reflected as an adjustment to their carrying value, and the related gains/(losses) on both the commodities and the designated futures contracts are included in market making. The contractual forward points on the designated futures contracts are amortized into earnings ratably over the life of the contract and other gains/(losses) as a result of changes in the forward points are included in other comprehensive income/(loss). The cumulative hedging adjustment was not material as of both June 2022 and December 2021, and the related gains/(losses) were not material for each of the three and six months ended June 2022 and June 2021.
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

29	Goldman Sachs June 2022 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The table below presents the gains/(losses) from net investment hedging.

	Three Months Ended June		Six Months Ended June

$ in millions	2022	2021	2022	2021
Hedges:
Foreign currency forward contract	$1,104	$(233)	$1,213	$227
Foreign currency-denominated debt	$ 428	$ (6)	$ 596	$259
Gains or losses on individual net investments in
non-U.S.
operations are reclassified from accumulated other comprehensive income/(loss) to other principal transactions in the consolidated statements of earnings when such net investments are sold or substantially liquidated. The gross and net gains and losses on hedges and the related net investments in
non-U.S.
operations reclassified to earnings from accumulated other comprehensive income/(loss) were not material for each of the three and six months ended June 2022 and June 2021.
The firm had designated $7.33 billion as of June 2022 and $3.71 billion as of December 2021 of foreign currency-denominated debt, included in unsecured long- and short-term borrowings, as hedges of net investments in
non-U.S.
subsidiaries.
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
The table below presents information about investments.

	As of

$ in millions	June 2022	December 2021
Equity securities, at fair value	$ 15,149	$18,937
Debt instruments, at fair value	14,993	15,558
Available-for-sale securities, at fair value	47,791	48,932
Investments, at fair value	77,933	83,427
Held-to-maturity securities	36,089	4,699
Equity method investments	753	593
Total investments	$114,775	$88,719
Equity Securities and Debt Instruments, at Fair Value
Equity securities and debt instruments, at fair value are accounted for at fair value either under the fair value option or in accordance with other U.S. GAAP, and the related fair value gains and losses are recognized in the consolidated statements of earnings.
Equity Securities, at Fair Value.
Equity securities, at fair value consists of the firm’s public and private equity investments in corporate and real estate entities.
The table below presents information about equity securities, at fair value.

	As of

$ in millions	June 2022	December 2021
Equity securities, at fair value	$15,149	$18,937
Equity Type
Public equity	18%	24%
Private equity	82%	76%
Total	100%	100%
Asset Class
Corporate	75%	78%
Real estate	25%	22%
Total	100%	100%
In the table above:

•
Equity securities, at fair value included investments accounted for at fair value under the fair value option where the firm would otherwise apply the equity method of accounting of $4.68 billion as of June 2022 and $5.81 billion as of December 2021. Gains/(losses) recognized as a result of changes in the fair value of equity securities for which the fair value option was elected were $116 million for the three months ended June 2022, $1.22 billion for the three months ended June 2021, $(71) million for the six months ended June 2022 and $1.64 billion for the six months ended June 2021. These gains/(losses) are included in other principal transactions.

•	Equity securities, at fair value included $1.35 billion as of June 2022 and $1.80 billion as of December 2021 of investments in funds that are measured at NAV.
Debt Instruments, at Fair Value.
Debt instruments, at fair value primarily includes mezzanine, senior and distressed debt.
The table below presents information about debt instruments, at fair value.

	As of

$ in millions	June 2022	December 2021
Corporate debt securities	$10,059	$ 9,793
Securities backed by real estate	1,792	2,280
Money market instruments	1,116	1,396
Other	2,026	2,089
Total	$14,993	$15,558
In the table above:

•	Money market instruments primarily includes time deposits and investments in money market funds.

•	Other included $1.70 billion as of June 2022 and $1.67 billion as of December 2021 of investments in credit funds that are measured at NAV.

Goldman Sachs June 2022 Form 10-Q	30

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
Private equity and hedge funds, in which the firm is invested, include “covered funds” as defined in the Volcker Rule of the U.S. Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act). Substantially all of the credit and real estate funds, in which the firm is invested, are not covered funds. The Board of Governors of the Federal Reserve System (FRB) extended the conformance period to July 2022 for the firm’s investments in, and relationships with, certain legacy “illiquid funds” (as defined in the Volcker Rule) that were in place prior to December 2013. As of June 2022, the firm’s total investments in funds at NAV of $3.05 billion included $183 million of investments in covered funds for which compliance with the Volcker Rule was required by July 2022. The firm has achieved such compliance through the restructuring of these funds as liquidating trusts.
The table below presents the fair value of investments in funds at NAV and the related unfunded commitments.

$ in millions	Fair Value of Investments	Unfunded Commitments
As of June 2022
Private equity funds	$ 952	$ 601
Credit funds	1,724	448
Hedge funds	78	–
Real estate funds	291	153
Total	$3,045	$1,202
As of December 2021
Private equity funds	$1,411	$ 619
Credit funds	1,686	556
Hedge funds	84	–
Real estate funds	288	147
Total	$3,469	$1,322

31	Goldman Sachs June 2022 Form 10-Q

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
available-for-sale
securities by tenor.

$ in millions	Amortized Cost	Fair Value	Weighted Average Yield
As of June 2022
Less than 1 year	$ 904	$ 894	0.21%
1 year to 5 years	44,396	41,894	0.51%
5 years to 10 years	2,892	2,616	1.21%
Total U.S. government obligations	48,192	45,404	0.54%
1 year to 5 years	10	10	0.28%
5 years to 10 years	2,647	2,377	0.41%
Total non-U.S. government obligations	2,657	2,387	0.41%
Total available-for-sale securities	$50,849	$47,791	0.54%
As of December 2021
Less than 1 year	$ 25	$ 25	0.12%
1 year to 5 years	41,536	41,066	0.47%
5 years to 10 years	5,337	5,229	0.92%
Greater than 10 years	2	2	2.00%
Total U.S. government obligations	46,900	46,322	0.53%
5 years to 10 years	2,693	2,610	0.33%
Total non-U.S. government obligations	2,693	2,610	0.33%
Total available-for-sale securities	$49,593	$48,932	0.52%
In the table above:

•	Available-for-sale securities were classified in level 1 of the fair value hierarchy as of both June 2022 and December 2021.

•
The weighted average yield for
available-for-sale
securities is presented on a
pre-tax
basis and computed using the effective interest rate of each security at the end of the period, weighted based on the fair value of each security.

•
The gross unrealized gains included in accumulated other comprehensive income/(loss) were not material and the gross unrealized losses included in accumulated other comprehensive income/(loss) were $3.06 billion as of June 2022 and primarily related to U.S. government obligations in a continuous unrealized loss position for more than a year. The gross unrealized gains included in accumulated other comprehensive income/(loss) were $118 million and the gross unrealized losses included in accumulated other comprehensive income/(loss) were $779 million as of December 2021 and primarily related to U.S. government obligations in a continuous unrealized loss position for less than a year. Net unrealized gains/(losses) included in other comprehensive income/(loss) were $(589) million ($(441) million, net of tax) for the three months ended June 2022, $112 million ($84 million, net of tax) for the three months ended June 2021, $(2.40) billion ($(1.80) billion, net of tax) for the six months ended June 2022 and $(728) million ($(544) million, net of tax) for the six months ended June 2021.

•
If the fair value of
available-for-sale
securities is less than amortized cost, such securities are considered impaired. If the firm has the intent to sell the debt security, or if it is more likely than not that the firm will be required to sell the debt security before recovery of its amortized cost, the difference between the amortized cost (net of allowance, if any) and the fair value of the securities is recognized as an impairment loss in earnings. The firm did not record any such impairment losses during either the three or six months ended June 2022 or June 2021. Impaired available-for-sale
debt securities that the firm has the intent and ability to hold are reviewed to determine if an allowance for credit losses should be recorded. The firm considers various factors in such determination, including market conditions, changes in issuer credit ratings and severity of the unrealized losses. The firm did not record any provision for credit losses on such securities during either the three or six months ended June 2022 or June 2021.

The table below presents gross realized gains and the proceeds from the sales of available-for-sale
securities.

	Three Months Ended June		Six Months Ended June

$ in millions	2022	2021	2022	2021
Gross realized gains	$ –	$ 3	$ –	$ 133
Proceeds from sales	$1	$3,217	$2	$13,415
In the table above, the realized gains were reclassified from accumulated other comprehensive income/(loss) to other principal transactions in the consolidated statements of earnings.
Fair Value of Investments by Level
The table below presents investments accounted for at fair value by level within the fair value hierarchy.

$ in millions	Level 1	Level 2	Level 3	Total
As of June 2022
Government and agency obligations:
U.S.	$45,404	$ –	$ –	$45,404
Non-U.S.	2,387	3	–	2,390
Corporate debt securities	63	3,420	6,576	10,059
Securities backed by real estate	–	725	1,067	1,792
Money market instruments	22	1,094	–	1,116
Other debt obligations	–	17	303	320
Equity securities	2,035	3,609	8,163	13,807
Subtotal	$49,911	$ 8,868	$16,109	$74,888
Investments in funds at NAV				3,045
Total investments				$77,933
As of December 2021
Government and agency obligations:
U.S.	$46,322	$ –	$ –	$46,322
Non-U.S.	2,612	–	–	2,612
Corporate debt securities	65	5,201	4,527	9,793
Securities backed by real estate	–	1,202	1,078	2,280
Money market instruments	41	1,355	–	1,396
Other debt obligations	–	35	382	417
Equity securities	2,135	7,088	7,915	17,138
Subtotal	$51,175	$14,881	$13,902	$79,958
Investments in funds at NAV				3,469
Total investments				$83,427

Goldman Sachs June 2022 Form 10-Q	32

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

	As of June 2022		As of December 2021

$ in millions	Amount or Range	Weighted Average	Amount or Range	Weighted Average
Corporate debt securities
Level 3 assets	$6,576		$4,527
Yield	2.0% to 25.8%	12.0%	2.0% to 29.0%	10.8%
Recovery rate	9.1% to 78.5%	52.8%	9.1% to 76.0%	59.1%
Duration (years)	1.5 to 5.5	3.6	1.4 to 6.4	3.8
Multiples	1.8x to 29.3x	8.0x	0.5x to 28.2x	6.9x
Securities backed by real estate
Level 3 assets	$1,067		$1,078
Yield	8.6% to 30.7%	17.4%	8.3% to 20.3%	13.1%
Recovery rate	44.5% to 45.0%	44.6%	55.1% to 61.0%	56.4%
Duration (years)	0.6 to 4.8	4.1	0.1 to 2.6	1.2
Other debt obligations
Level 3 assets	$303		$382
Yield	4.9% to 17.5%	5.8%	2.3% to 10.6%	3.2%
Duration (years)	0.7 to 5.5	4.0	0.9 to 9.3	4.8
Equity securities
Level 3 assets	$8,163		$7,915
Multiples	0.3x to 25.7x	9.3x	0.4x to 30.5x	10.1x
Discount rate/yield	5.2% to 39.1%	14.0%	2.0% to 35.0%	14.1%
Capitalization rate	3.4% to 10.8%	5.3%	3.5% to 14.0%	5.7%
In the table above:

•	Ranges represent the significant unobservable inputs that were used in the valuation of each type of investment.

•	Weighted averages are calculated by weighting each input by the relative fair value of the investment.

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

•
Increases in yield, discount rate, capitalization rate or duration used in the valuation of level 3 investments would have resulted in a lower fair value measurement, while increases in recovery rate or multiples would have resulted in a higher fair value measurement as of both June 2022 and December 2021. Due to the distinctive nature of each level 3 investment, the interrelationship of inputs is not necessarily uniform within each product type.

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

Level 3 Rollforward
The table below presents a summary of the changes in fair value for level 3 investments.

	Three Months Ended June		Six Months Ended June

$ in millions	2022	2021	2022	2021
Beginning balance	$14,168	$17,049	$13,902	$16,423
Net realized gains/(losses)	144	85	309	245
Net unrealized gains/(losses)	(547)	1,106	(1,615)	1,894
Purchases	425	558	815	971
Sales	(296)	(422)	(417)	(778)
Settlements	(567)	(1,174)	(1,288)	(1,734)
Transfers into level 3	3,542	873	5,550	1,522
Transfers out of level 3	(760)	(1,743)	(1,147)	(2,211)
Ending balance	$16,109	$16,332	$16,109	$16,332
In the table above:

•	Changes in fair value are presented for all investments that are classified in level 3 as of the end of the period.

•	Net unrealized gains/(losses) relates to investments that were still held at period-end.

•
Transfers between levels of the fair value hierarchy are reported at the beginning of the reporting period in which they occur. If an investment was transferred to level 3 during a reporting period, its entire gain or loss for the period is classified in level 3.

•	For level 3 investments, increases are shown as positive amounts, while decreases are shown as negative amounts.

33	Goldman Sachs June 2022 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The table below presents information, by product type, for investments included in the summary table above.

	Three Months Ended June		Six Months Ended June

$ in millions	2022	2021	2022	2021
Corporate debt securities
Beginning balance	$4,645	$ 5,314	$ 4,527	$ 5,286
Net realized gains/(losses)	74	25	161	127
Net unrealized gains/(losses)	(194)	179	(180)	295
Purchases	203	27	393	215
Sales	(62)	(155)	(28)	(281)
Settlements	(265)	(437)	(779)	(678)
Transfers into level 3	2,304	506	2,650	844
Transfers out of level 3	(129)	(501)	(168)	(850)
Ending balance	$6,576	$ 4,958	$ 6,576	$ 4,958
Securities backed by real estate
Beginning balance	$1,060	$ 1,039	$ 1,078	$ 998
Net realized gains/(losses)	10	13	20	27
Net unrealized gains/(losses)	(58)	36	(208)	36
Purchases	33	168	79	208
Sales	(2)	–	(9)	–
Settlements	(70)	(111)	(121)	(211)
Transfers into level 3	137	–	270	87
Transfers out of level 3	(43)	(28)	(42)	(28)
Ending balance	$1,067	$ 1,117	$ 1,067	$ 1,117
Other debt obligations
Beginning balance	$ 322	$ 523	$ 382	$ 497
Net realized gains/(losses)	3	4	5	8
Net unrealized gains/(losses)	(2)	3	(5)	2
Purchases	11	11	26	39
Sales	(10)	(11)	(16)	(12)
Settlements	(21)	(28)	(89)	(32)
Ending balance	$ 303	$ 502	$ 303	$ 502
Equity securities
Beginning balance	$8,141	$10,173	$ 7,915	$ 9,642
Net realized gains/(losses)	57	43	123	83
Net unrealized gains/(losses)	(293)	888	(1,222)	1,561
Purchases	178	352	317	509
Sales	(222)	(256)	(364)	(485)
Settlements	(211)	(598)	(299)	(813)
Transfers into level 3	1,101	367	2,630	591
Transfers out of level 3	(588)	(1,214)	(937)	(1,333)
Ending balance	$8,163	$ 9,755	$ 8,163	$ 9,755
Level 3 Rollforward Commentary
Three Months Ended June 2022.
The net realized and unrealized losses on level 3 investments of $403 million (reflecting $144 million of net realized gains and $547 million of net unrealized losses) for the three months ended June 2022 included gains/(losses) of $(512) million reported in other principal transactions and $109 million reported in interest income.
The net unrealized losses on level 3 investments for the three months ended June 2022 primarily reflected losses on certain equity securities and corporate debt securities (in each case, principally driven by corporate performance).
Transfers into level 3 investments during the three months ended June 2022 primarily reflected transfers of certain corporate debt securities from level 2 (principally due to certain unobservable yield and duration inputs becoming significant to the valuation of these instruments, and reduced price transparency as a result of a lack of market evidence, including fewer market transactions in these instruments) and transfers of certain equity securities from level 2 (principally due to reduced price transparency as a result of a lack of market evidence, including fewer market transactions in these instruments).
T
ransfers out of level 3 investments during the three months ended June 2022 primarily reflected transfers of certain equity securities and corporate debt securities to level 2 (in each case, principally due to increased price transparency as a result of market evidence, including market transactions in these instruments).
Six Months Ended June 2022.
The net realized and unrealized losses on level 3 investments of $1.31 billion (reflecting $309 million of net realized gains and $1.62 billion of net unrealized losses) for the six months ended June 2022 included gains/(losses) of $(1.53) billion reported in other principal transactions and $220 million reported in interest income.
The net unrealized losses on level 3 investments for the six months ended June 2022 primarily reflected losses on certain equity securities (principally driven by broad macroeconomic and geopolitical concerns and corporate performance), certain securities backed by real estate (principally driven by broad macroeconomic and geopolitical concerns) and certain corporate debt securities (principally driven by corporate performance).
Transfers into level 3 investments during the six months ended June 2022 primarily reflected transfers of certain corporate debt securities from level 2 (principally due to certain unobservable yield and duration inputs becoming significant to the valuation of these instruments, and reduced price transparency as a result of a lack of market evidence, including fewer market transactions in these instruments) and transfers of certain equity securities from level 2 (principally due to reduced price transparency as a result of a lack of market evidence, including fewer market transactions in these instruments
).
Transfers out of level 3 investments during the six months ended June 2022 primarily reflected transfers of certain equity securities and corporate debt securities to level 2 (in each case, principally due to increased price transparency as a result of market evidence, including market transactions in these instruments).
Three Months Ended June 2021.
The net realized and unrealized gains on level 3 investments of $1.19 billion (reflecting $85 million of net realized gains and $1.11 billion of net unrealized gains) for the three months ended June 2021 included gains of $1.12 billion reported in other principal transactions and $66 million reported in interest income.

Goldman Sachs June 2022 Form 10-Q	34

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
held-to-maturity
securities by type and tenor.

$ in millions	Amortized Cost	Fair Value	Weighted Average Yield
As of June 2022
Less than 1 year	$ 4,087	$ 4,075	1.33%
1 year to 5 years	31,727	31,405	2.59%
5 years to 10 years	89	89	3.06%
Total U.S. government obligations	35,903	35,569	2.45%
5 years to 10 years	3	3	3.73%
Greater than 10 years	183	181	1.04%
Total securities backed by real estate	186	184	1.10%
Total held-to-maturity securities	$36,089	$35,753	2.44%
As of December 2021
1 year to 5 years	$ 4,054	$ 4,200	2.30%
Total U.S. government obligations	4,054	4,200	2.30%
5 years to 10 years	3	3	2.78%
Greater than 10 years	642	670	1.03%
Total securities backed by real estate	645	673	1.04%
Total held-to-maturity securities	$ 4,699	$ 4,873	2.13%
In the table above:

•	Substantially all of the securities backed by real estate consist of securities backed by residential real estate.

•
As these securities are not accounted for at fair value, they are not included in the firm’s fair value hierarchy in Notes 4 through 10. Had these securities been included in the firm’s fair value hierarchy, U.S. government obligations would have been classified in level 1 and securities backed by real estate would have been primarily classified in level 2 of the fair value hierarchy as of both June 2022 and December 2021.

•
The weighted average yield for
held-to-maturity
securities is presented on a
pre-tax
basis and computed using the effective interest rate of each security at the end of the period, weighted based on the amortized cost of each security.

•
The gross unrealized gains were not material as of June 2022 and were $175 million as of December 2021. The gross unrealized losses were $341 million as of June 2022 and were not material as of December 2021.

•
Held-to-maturity
securities are reviewed to determine if an allowance for credit losses should be recorded in the consolidated statements of earnings. The firm considers various factors in such determination, including market conditions, changes in issuer credit ratings, historical credit losses and sovereign guarantees. Provision for credit losses on such securities was not material during either the three or six months ended June 2022 or June 2021.

35	Goldman Sachs June 2022 Form 10-Q

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
The table below presents information about loans.

$ in millions	Amortized Cost	Fair Value	Held For Sale	Total
As of June 2022
Loan Type
Corporate	$ 57,072	$ 2,304	$2,170	$ 61,546
Wealth management	43,397	4,882	–	48,279
Commercial real estate	22,698	1,404	4,076	28,178
Residential real estate	16,403	551	1	16,955
Consumer:
Installment	4,582	–	–	4,582
Credit cards	11,844	–	–	11,844
Other	7,966	351	799	9,116
Total loans, gross	163,962	9,492	7,046	180,500
Allowance for loan losses	(4,562)	–	–	(4,562)
Total loans	$159,400	$ 9,492	$7,046	$175,938
As of December 2021
Loan Type
Corporate	$ 50,960	$ 2,492	$2,475	$ 55,927
Wealth management	38,062	5,936	–	43,998
Commercial real estate	21,150	1,588	3,145	25,883
Residential real estate	15,493	320	100	15,913
Consumer:
Installment	3,672	–	–	3,672
Credit cards	8,212	–	–	8,212
Other	5,958	433	2,139	8,530
Total loans, gross	143,507	10,769	7,859	162,135
Allowance for loan losses	(3,573)	–	–	(3,573)
Total loans	$139,934	$10,769	$7,859	$158,562
In the table above:

•	The increase in credit cards from December 2021 to June 2022 reflected approximately $2.0 billion relating to the firm’s acquisition of the General Motors co-branded credit card portfolio.

•
Loans held for investment that are accounted for at amortized cost include net deferred fees and costs, and unamortized premiums and discounts, which are amortized over the life of the loan. These amounts were less than 1% of loans accounted for at amortized cost as of both June 2022 and December 2021.

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

Credit Quality
Risk Assessment.
The firm’s risk assessment process includes evaluating the credit quality of its loans by the firm’s independent risk oversight and control function. For corporate loans and a majority of wealth management, real estate and other loans, the firm performs credit analyses which incorporate
initial and ongoing evaluations of the capacity and willingness of a borrower to meet its financial obligations. These credit evaluations are performed on an annual basis or more frequently if deemed necessary as a result of events or changes in circumstances. The firm determines an internal credit rating for the borrower by considering the results of the credit evaluations and assumptions with respect to the nature of and outlook for the borrower’s industry and the economic environment. The internal credit rating does not take into consideration collateral received or other credit support arrangements.

Goldman Sachs June 2022 Form 10-Q	36

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The table below presents gross loans by an internally determined public rating agency equivalent or other credit metrics and the concentration of secured and unsecured loans.

$ in millions	Investment- Grade	Non-Investment- Grade	Other Metrics/ Unrated	Total
As of June 2022
Accounting Method
Amortized cost	$57,082	$83,113	$23,767	$163,962
Fair value	2,170	4,244	3,078	9,492
Held for sale	2,206	4,578	262	7,046
Total	$61,458	$91,935	$27,107	$180,500
Loan Type
Corporate	$18,229	$43,058	$ 259	$ 61,546
Wealth management	33,436	7,243	7,600	48,279
Real estate:
Commercial	4,437	23,510	231	28,178
Residential	1,540	13,973	1,442	16,955
Consumer:
Installment	–	–	4,582	4,582
Credit cards	–	–	11,844	11,844
Other	3,816	4,151	1,149	9,116
Total	$61,458	$91,935	$27,107	$180,500
Secured	84%	93%	35%	81%
Unsecured	16%	7%	65%	19%
Total	100%	100%	100%	100%
As of December 2021
Accounting Method
Amortized cost	$50,923	$75,179	$17,405	$143,507
Fair value	2,301	4,634	3,834	10,769
Held for sale	1,650	4,747	1,462	7,859
Total	$54,874	$84,560	$22,701	$162,135
Loan Type
Corporate	$15,370	$40,389	$ 168	$ 55,927
Wealth management	31,476	5,730	6,792	43,998
Real estate:
Commercial	3,986	21,523	374	25,883
Residential	1,112	13,779	1,022	15,913
Consumer:
Installment	–	–	3,672	3,672
Credit cards	–	–	8,212	8,212
Other	2,930	3,139	2,461	8,530
Total	$54,874	$84,560	$22,701	$162,135
Secured	85%	92%	36%	82%
Unsecured	15%	8%	64%	18%
Total	100%	100%	100%	100%
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

The firm also assigns a regulatory risk rating to its loans based on the definitions provided by the U.S. federal bank regulatory agencies. Total loans included 94% of loans as of June 2022 and 92% of loans as of December 2021 that were rated pass/non-criticized.

37	Goldman Sachs June 2022 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Vintage.
The tables below present gross loans accounted for at amortized cost (excluding installment and credit card loans) by an internally determined public rating agency equivalent or other credit metrics and origination year for term loans.

	As of June 2022

$ in millions	Investment- Grade	Non-Investment- Grade	Other Metrics/ Unrated	Total
2022	$ 2,409	$ 2,718	$ 200	$ 5,327
2021	4,448	8,534	–	12,982
2020	1,283	4,859	–	6,142
2019	443	3,393	–	3,836
2018	1,871	2,475	–	4,346
2017 or earlier	952	3,746	–	4,698
Revolving	5,936	13,801	4	19,741
Corporate	17,342	39,526	204	57,072
2022	960	615	721	2,296
2021	1,489	1,078	1,185	3,752
2020	549	333	–	882
2019	486	225	–	711
2018	349	37	–	386
2017 or earlier	590	619	–	1,209
Revolving	27,850	3,167	3,144	34,161
Wealth management	32,273	6,074	5,050	43,397
2022	10	2,292	29	2,331
2021	302	3,683	–	3,985
2020	74	1,856	–	1,930
2019	49	1,340	–	1,389
2018	193	724	–	917
2017 or earlier	706	786	7	1,499
Revolving	919	9,728	–	10,647
Commercial real estate	2,253	20,409	36	22,698
2022	513	1	191	705
2021	150	1,980	234	2,364
2020	–	295	94	389
2019	–	–	128	128
2018	–	67	147	214
2017 or earlier	6	2	152	160
Revolving	828	11,215	400	12,443
Residential real estate	1,497	13,560	1,346	16,403
2022	–	74	89	163
2021	–	611	181	792
2020	–	37	332	369
2019	–	14	14	28
2018	–	19	7	26
2017 or earlier	–	4	6	10
Revolving	3,717	2,785	76	6,578
Other	3,717	3,544	705	7,966
Total	$57,082	$83,113	$7,341	$147,536
Percentage of total	39%	56%	5%	100%

	As of December 2021

$ in millions	Investment- Grade	Non-Investment- Grade	Other Metrics/ Unrated	Total
2021	$ 4,687	$10,424	$ 52	$ 15,163
2020	1,911	4,561	7	6,479
2019	451	3,949	–	4,400
2018	1,842	2,901	–	4,743
2017	733	1,857	–	2,590
2016 or earlier	274	1,693	–	1,967
Revolving	3,800	11,744	74	15,618
Corporate	13,698	37,129	133	50,960
2021	1,405	1,186	1,265	3,856
2020	558	287	–	845
2019	537	352	–	889
2018	334	38	–	372
2017	380	31	–	411
2016 or earlier	565	243	–	808
Revolving	26,349	2,127	2,405	30,881
Wealth management	30,128	4,264	3,670	38,062
2021	334	4,084	94	4,512
2020	127	1,890	–	2,017
2019	52	1,336	–	1,388
2018	207	829	–	1,036
2017	398	624	–	1,022
2016 or earlier	405	583	7	995
Revolving	1,768	8,412	–	10,180
Commercial real estate	3,291	17,758	101	21,150
2021	113	1,944	253	2,310
2020	260	557	103	920
2019	–	–	173	173
2018	–	84	165	249
2017	8	65	119	192
2016 or earlier	–	1	56	57
Revolving	673	10,919	–	11,592
Residential real estate	1,054	13,570	869	15,493
2021	–	694	261	955
2020	–	59	378	437
2019	–	25	19	44
2018	–	30	–	30
2017	–	5	8	13
Revolving	2,752	1,645	82	4,479
Other	2,752	2,458	748	5,958
Total	$50,923	$75,179	$5,521	$131,623
Percentage of total	39%	57%	4%	100%
In the tables above, revolving loans which converted to term loans were $574 million as of June 2022 and were not material as of December 2021.

Goldman Sachs June 2022 Form 10-Q	38

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The table below presents gross installment loans by refreshed FICO credit scores and origination year and gross credit card loans by refreshed FICO credit scores.

$ in millions	Greater than or equal to 660	Less than 660	Total
As of June 2022
2022	$ 2,009	$ 39	$ 2,048
2021	1,506	84	1,590
2020	418	30	448
2019	285	36	321
2018	136	22	158
2017 or earlier	14	3	17
Installment	4,368	214	4,582
Credit cards	8,491	3,353	11,844
Total	$12,859	$3,567	$16,426
Percentage of total:
Installment	95%	5%	100%
Credit cards	72%	28%	100%
Total	78%	22%	100%
As of December 2021
2021	$ 2,017	$ 42	$ 2,059
2020	665	40	705
2019	508	61	569
2018	257	42	299
2017	32	7	39
2016	1	–	1
Installment	3,480	192	3,672
Credit cards	6,100	2,112	8,212
Total	$ 9,580	$2,304	$11,884
Percentage of total:
Installment	95%	5%	100%
Credit cards	74%	26%	100%
Total	81%	19%	100%
In the table above, credit card loans consist of revolving lines of credit.
Credit Concentrations.
The table below presents the concentration of gross loans by region.

$ in millions	Carrying Value	Americas	EMEA	Asia	Total
As of June 2022
Corporate	$ 61,546	59%	33%	8%	100%
Wealth management	48,279	89%	9%	2%	100%
Commercial real estate	28,178	80%	14%	6%	100%
Residential real estate	16,955	94%	5%	1%	100%
Consumer:
Installment	4,582	100%	–	–	100%
Credit cards	11,844	100%	–	–	100%
Other	9,116	88%	11%	1%	100%
Total	$180,500	79%	17%	4%	100%
As of December 2021
Corporate	$ 55,927	54%	38%	8%	100%
Wealth management	43,998	87%	10%	3%	100%
Commercial real estate	25,883	80%	15%	5%	100%
Residential real estate	15,913	95%	2%	3%	100%
Consumer:
Installment	3,672	100%	–	–	100%
Credit cards	8,212	100%	–	–	100%
Other	8,530	84%	15%	1%	100%
Total	$162,135	76%	19%	5%	100%
In the table above:

•	EMEA represents Europe, Middle East and Africa.

•
The top five industry concentrations for corporate loans as of June 2022 were 20% for funds (21% as of December 2021), 18% for technology, media & telecommunications (18% as of December 2021), 13% for diversified industrials (13% as of December 2021), 8% for real estate (8% as of December 2021), and 8% for natural resources & utilities (9% as of December 2021).

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

39	Goldman Sachs June 2022 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The table below presents information about past due loans.

$ in millions	30-89 days	90 days or more	Total
As of June 2022
Corporate	$ –	$131	$ 131
Wealth management	282	53	335
Commercial real estate	21	328	349
Residential real estate	2	5	7
Consumer:
Installment	23	7	30
Credit cards	175	147	322
Other	19	5	24
Total	$522	$676	$1,198
Total divided by gross loans at amortized cost			0.7%
As of December 2021
Corporate	$ 5	$ 90	$ 95
Wealth management	–	20	20
Commercial real estate	7	143	150
Residential real estate	3	4	7
Consumer:
Installment	20	7	27
Credit cards	86	71	157
Other	15	3	18
Total	$136	$338	$ 474
Total divided by gross loans at amortized cost			0.3%
The table below presents information about nonaccrual loans.

	As of

$ in millions	June 2022	December 2021
Corporate	$1,426	$1,559
Wealth management	156	21
Commercial real estate	660	841
Residential real estate	4	5
Installment	37	43
Total	$2,283	$2,469
Total divided by gross loans at amortized cost	1.4%	1.7%
In the table above:

•	Nonaccrual loans included $502 million as of June 2022 and $254 million as of December 2021 of loans that were 30 days or more past due.

•	Loans that were 90 days or more past due and still accruing were not material as of both June 2022 and December 2021.

•
Nonaccrual loans included $224 million as of June 2022 and $267 million as of December 2021 of corporate and commercial real estate loans that were modified in a TDR. The firm’s lending commitments related to these loans were not material as of both June 2022 and December 2021. Installment loans that were modified in a TDR were not material as of both June 2022 and December 2021.

•	Allowance for loan losses as a percentage of total nonaccrual loans was 199.8% as of June 2022 and 144.7% as of December 2021.
Allowance for Credit Losses
The firm’s allowance for credit losses consists of the allowance for losses on loans and lending commitments accounted for at amortized cost. Loans and lending commitments accounted for at fair value or accounted for at the lower of cost or fair value are not subject to an allowance for credit losses.
To determine the allowance for credit losses, the firm classifies its loans and lending commitments accounted for at amortized cost into wholesale and consumer portfolios. These portfolios represent the level at which the firm has developed and documented its methodology to determine the allowance for credit losses. The allowance for credit losses is measured on a collective basis for loans that exhibit similar risk characteristics using a modeled approach and on an asset-specific basis for loans that do not share similar risk characteristics.
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

Goldman Sachs June 2022 Form 10-Q	40

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
The table below presents gross loans and lending commitments accounted for at amortized cost by portfolio.

	As of

	June 2022		December 2021

$ in millions	Loans	Lending Commitments	Loans	Lending Commitments
Wholesale
Corporate	$ 57,072	$142,681	$ 50,960	$143,296
Wealth management	43,397	4,424	38,062	4,091
Commercial real estate	22,698	3,298	21,150	4,306
Residential real estate	16,403	3,325	15,493	3,317
Other	7,966	5,233	5,958	6,169
Consumer
Installment	4,582	19	3,672	9
Credit cards	11,844	57,184	8,212	35,932
Total	$163,962	$216,164	$143,507	$197,120
In the table above:

•
Wholesale loans included $2.25 billion as of June 2022 and $2.43 billion as of December 2021 of nonaccrual loans for which the allowance for credit losses was measured on an asset-specific basis. The allowance for credit losses on these loans was $477 million as of June 2022 and $543 million as of December 2021. These loans included $294 million as of June 2022 and $140 million as of December 2021 of loans which did not require a reserve as the loan was deemed to be recoverable.

•
Credit card lending commitments included $57.18 billion as of June 2022 and $33.97 billion as of December 2021 related to credit card lines issued by the firm to consumers. These credit card lines are cancellable by the firm. The increase in credit card lending commitments from December 2021 to June 2022 reflected approximately $15.0 billion relating to the firm’s acquisition of the General Motors co-branded
credit card portfolio. In addition, credit card lending commitments as of December 2021 included a commitment of approximately $2.0 billion to acquire the outstanding credit card loans related to the General Motors co-branded
credit card portfolio. See Note 18 for further information about lending commitments.

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
Consumer
.
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
Installment loans are charged off when they are 120 days past due. Credit card loans are charged off when they are 180 days past due.

41	Goldman Sachs June 2022 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Allowance for Credit Losses Rollforward
The table below presents information about the allowance for credit losses.

$ in millions	Wholesale	Consumer	Total
Three Months Ended June 2022
Allowance for loan losses
Beginning balance	$2,300	$1,786	$4,086
Net (charge-offs)/recoveries	(60)	(89)	(149)
Provision	216	407	623
Other	2	–	2
Ending balance	$2,458	$2,104	$4,562
Allowance ratio	1.7%	12.8%	2.8%
Net charge-off ratio	0.2%	2.3%	0.4%
Allowance for losses on lending commitments
Beginning balance	$ 662	$ 2	$ 664
Provision	43	1	44
Other	(3)	–	(3)
Ending balance	$ 702	$ 3	$ 705
Three Months Ended June 2021
Allowance for loan losses
Beginning balance	$2,408	$1,107	$3,515
Net (charge-offs)/recoveries	8	(56)	(48)
Provision	(240)	47	(193)
Other	(3)	–	(3)
Ending balance	$2,173	$1,098	$3,271
Allowance ratio	2.0%	13.0%	2.7%
Net charge-off ratio	–	2.8%	0.2%
Allowance for losses on lending commitments
Beginning balance	$ 541	$ 180	$ 721
Provision	95	6	101
Ending balance	$ 636	$ 186	$ 822
Six Months Ended June 2022
Allowance for loan losses
Beginning balance	$2,135	$1,438	$3,573
Net (charge-offs)/recoveries	(146)	(157)	(303)
Provision	473	823	1,296
Other	(4)	–	(4)
Ending balance	$2,458	$2,104	$4,562
Allowance ratio	1.7%	12.8%	2.8%
Net charge-off ratio	0.2%	2.2%	0.4%
Allowance for losses on lending commitments
Beginning balance	$ 589	$ 187	$ 776
Provision	116	(184)	(68)
Other	(3)	–	(3)
Ending balance	$ 702	$ 3	$ 705
Six Months Ended June 2021
Allowance for loan losses
Beginning balance	$2,584	$1,290	$3,874
Net (charge-offs)/recoveries	(9)	(117)	(126)
Provision	(370)	(75)	(445)
Other	(32)	–	(32)
Ending balance	$2,173	$1,098	$3,271
Allowance ratio	2.0%	13.0%	2.7%
Net charge-off ratio	–	2.9%	0.2%
Allowance for losses on lending commitments
Beginning balance	$ 557	$ –	$ 557
Provision	97	186	283
Other	(18)	–	(18)
Ending balance	$ 636	$ 186	$ 822
In the table above:

•	For the six months ended June 2021, other primarily represented the reduction to the allowance related to loans and lending commitments transferred to held for sale.

•	The allowance ratio is calculated by dividing the allowance for loan losses by gross loans accounted for at amortized cost.

•	The net charge-off ratio is calculated by dividing annualized net (charge-offs)/recoveries by average gross loans accounted for at amortized cost.
Forecast Model Inputs as of June 2022
When modeling expected credit losses, the firm employs a weighted, multi-scenario forecast, which includes baseline, adverse and favorable economic scenarios. As of June 2022, this multi-scenario forecast was weighted towards the baseline and adverse economic scenarios. During the second quarter of 2022, the firm more heavily weighted the adverse scenario compared to the first quarter of 2022 due to significant macroeconomic uncertainties, resulting from, among other things, the risk of persistent high inflation, probability of recession and rising unemployment.
The table below presents the forecasted U.S. unemployment and U.S. GDP growth rates used in the baseline economic scenario of the forecast model.

As of June 2022
U.S. unemployment rate
Forecast for the quarter ended:
December 2022	3.5%
June 2023	3.6%
December 2023	3.6%
Growth in U.S. GDP
Forecast for the year:
2022	2.4%
2023	1.8%
2024	1.7%
The adverse economic scenario of the forecast model reflects a global recession in the second half of 2022 through the first half of 2023 resulting in economic contraction, decline in consumer spending and rising unemployment rates. In this scenario, the U.S. unemployment rate peaks at approximately 7.9% during the third quarter of 2023 and the maximum decline in the quarterly U.S. GDP relative to the second quarter of 2022 is approximately 1.6%, which occurs during the second quarter of 2023.
In the table above:

•	U.S. unemployment rate represents the rate forecasted as of the respective quarter-end.

•	Growth in U.S. GDP represents the year-over-year growth rate forecasted for the respective years.

Goldman Sachs June 2022 Form 10-Q	42

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

Allowance for Credit Losses Commentary
Three Months Ended June 2022.
The allowance for credit losses increased by $517 million during the three months ended June 2022.
The provision for credit losses reflected growth in the firm’s lending portfolios (primarily in credit cards) and higher modeled expected losses due to broad macroeconomic conditions.
Net (charge-offs)/recoveries for the three months ended June 2022 for wholesale loans were primarily related to corporate loans and net (charge-offs)/recoveries for consumer loans were primarily related to credit cards.
Six Months Ended June 2022.
The allowance for credit losses increased by $918 million during the six months ended June 2022.
The provision for credit losses reflected growth in the firm’s lending portfolios (primarily in credit cards) and the impact of macroeconomic and geopolitical concerns.
Net (charge-offs)/recoveries for the six months ended June 2022 for wholesale loans were primarily related to corporate loans and net (charge-offs)/recoveries for consumer loans were primarily related to credit cards.
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
Fair Value of Loans by Level
The table below presents loans held for investment accounted for at fair value under the fair value option by level within the fair value hierarchy.

$ in millions	Level 1	Level 2	Level 3	Total
As of June 2022
Loan Type
Corporate	$ –	$1,346	$ 958	$ 2,304
Wealth management	–	4,818	64	4,882
Commercial real estate	–	513	891	1,404
Residential real estate	–	435	116	551
Other	–	33	318	351
Total	$ –	$7,145	$2,347	$ 9,492
As of December 2021
Loan Type
Corporate	$ –	$1,655	$ 837	$ 2,492
Wealth management	–	5,873	63	5,936
Commercial real estate	–	605	983	1,588
Residential real estate	–	115	205	320
Other	–	167	266	433
Total	$ –	$8,415	$2,354	$10,769
The gains/(losses) as a result of changes in the fair value of loans held for investment for which the fair value option was elected were $(79) million for the three months ended June 2022, $101 million for the three months ended June 2021, $(195) million for the six months ended June 2022 and $193 million for the six months ended June 2021. These gains/(losses) were included in other principal transactions.

43	Goldman Sachs June 2022 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Significant Unobservable Inputs
The table below presents the amount of level 3 loans, and ranges and weighted averages of significant unobservable inputs used to value such loans.

	As of June 2022		As of December 2021

$ in millions	Amount or Range	Weighted Average	Amount or Range	Weighted Average
Corporate
Level 3 assets	$958		$837
Yield	0.6% to 25.8%	7.5%	1.5% to 55.6%	14.9%
Recovery rate	4.5% to 95.0%	43.0%	15.0% to 92.0%	40.8%
Duration (years)	0.5 to 9.3	3.4	0.9 to 6.8	2.7
Commercial real estate
Level 3 assets	$891		$983
Yield	1.3% to 18.7%	12.8%	3.2% to 18.7%	12.6%
Recovery rate	13.9% to 99.5%	41.9%	4.1% to 99.5%	41.4%
Duration (years)	0.5 to 5.0	1.9	0.4 to 4.0	1.7
Residential real estate
Level 3 assets	$116		$205
Yield	2.7% to 17.0%	14.4%	2.1% to 20.0%	16.1%
Duration (years)	0.5 to 7.5	1.8	0.1 to 2.4	1.0
Wealth management and other
Level 3 assets	$382		$329
Yield	5.0% to 18.7%	8.5%	3.6% to 18.7%	7.1%
Duration (years)	2.9 to 5.3	3.8	2.9 to 5.5	3.6
In the table above:

•	Ranges represent the significant unobservable inputs that were used in the valuation of each type of loan.

•	Weighted averages are calculated by weighting each input by the relative fair value of the loan.

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

•
Increases in yield or duration used in the valuation of level 3 loans would have resulted in a lower fair value measurement, while increases in recovery rate would have resulted in a higher fair value measurement as of both June 2022 and December 2021. Due to the distinctive nature of each level 3 loan, the interrelationship of inputs is not necessarily uniform within each product type.

•	Loans are valued using discounted cash flows.
Level 3 Rollforward
The table below presents a summary of the changes in fair value for level 3 loans.

	Three Months Ended June		Six Months Ended June

$ in millions	2022	2021	2022	2021
Beginning balance	$2,491	$2,531	$2,354	$2,678
Net realized gains/(losses)	27	21	76	47
Net unrealized gains/(losses)	(67)	22	(119)	(11)
Purchases	131	35	241	68
Sales	(42)	–	(41)	–
Settlements	(141)	(249)	(314)	(377)
Transfers into level 3	89	51	211	94
Transfers out of level 3	(141)	(182)	(61)	(270)
Ending balance	$2,347	$2,229	$2,347	$2,229
In the table above:

•	Changes in fair value are presented for loans that are classified in level 3 as of the end of the period.

•	Net unrealized gains/(losses) relates to loans that were still held at period-end.

•	Purchases includes originations and secondary purchases.

•
Transfers between levels of the fair value hierarchy are reported at the beginning of the reporting period in which they occur. If a loan was transferred to level 3 during a reporting period, its entire gain or loss for the period is classified in level 3.

Goldman Sachs June 2022 Form 10-Q	44

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The table below presents information, by loan type, for loans included in the summary table above.

	Three Months Ended June		Six Months Ended June

$ in millions	2022	2021	2022	2021
Corporate
Beginning balance	$ 954	$ 976	$ 837	$ 929
Net realized gains/(losses)	12	8	15	16
Net unrealized gains/(losses)	(19)	3	(13)	(8)
Purchases	126	32	150	51
Sales	(42)	–	(40)	–
Settlements	(54)	(136)	(94)	(133)
Transfers into level 3	89	50	122	94
Transfers out of level 3	(108)	(81)	(19)	(97)
Ending balance	$ 958	$ 852	$ 958	$ 852
Commercial real estate
Beginning balance	$ 982	$1,028	$ 983	$1,104
Net realized gains/(losses)	7	7	43	13
Net unrealized gains/(losses)	(33)	–	(79)	(18)
Purchases	2	3	72	17
Settlements	(59)	(68)	(117)	(148)
Transfers into level 3	–	1	4	–
Transfers out of level 3	(8)	(51)	(15)	(48)
Ending balance	$ 891	$ 920	$ 891	$ 920
Residential real estate
Beginning balance	$ 154	$ 176	$ 205	$ 260
Net realized gains/(losses)	–	3	–	6
Net unrealized gains/(losses)	(9)	(19)	(14)	(24)
Purchases	3	–	4	–
Sales	–	–	(1)	–
Settlements	(8)	(17)	(71)	(28)
Transfers into level 3	–	–	19	–
Transfers out of level 3	(24)	(25)	(26)	(96)
Ending balance	$ 116	$ 118	$ 116	$ 118
Wealth management and other
Beginning balance	$ 401	$ 351	$ 329	$ 385
Net realized gains/(losses)	8	3	18	12
Net unrealized gains/(losses)	(6)	38	(13)	39
Purchases	–	–	15	–
Settlements	(20)	(28)	(32)	(68)
Transfers into level 3	–	–	66	–
Transfers out of level 3	(1)	(25)	(1)	(29)
Ending balance	$ 382	$ 339	$ 382	$ 339
Level 3 Rollforward Commentary
Three Months Ended June 2022.
The net realized and unrealized losses on level 3 loans of $40 million (reflecting $27 million of net realized gains and $67 million of net unrealized losses) for the three months ended June 2022 included gains/(losses) of $(50) million reported in other principal transactions and $10 million reported in interest income.
The drivers of net unrealized losses on level 3 loans for the three months ended June 2022 were not material.
The drivers of transfers into level 3 loans during the three months ended June 2022 were not material.
Transfers out of level 3 loans during the three months ended June 2022 primarily reflected transfers of certain corporate loans to level

2 (principally due to increased price transparency as a result of market evidence, including market transactions in these instruments).

Six Months Ended June 2022.
The net realized and unrealized losses on level 3 loans of $43 million (reflecting $76 million of net realized gains and $119 million of net unrealized losses) for the six months ended June 2022 included gains/(losses) of $(59) million reported in other principal transactions and $16 million reported in interest income.
The drivers of net unrealized losses on level 3 loans for the six months ended June 2022 were not material.
The drivers of transfers into level 3 loans during the six months ended June 2022 primarily reflected transfers of certain corporate loans from level 2 (principally due to reduced price transparency as a result of a lack of market evidence, including fewer market transactions in these instruments).
The drivers of transfers out of level 3 loans during the six months ended June 2022 were not material.
Three Months Ended June 2021.
The net realized and unrealized gains on level 3 loans of $43 million (reflecting $21 million of net realized gains and $22 million of net unrealized gains) for the three months ended June 2021 included gains of $32 million reported in other principal transactions and $11 million reported in interest income.
The drivers of net unrealized gains on level 3 loans for the three months ended June 2021 were not material.
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

45	Goldman Sachs June 2022 Form 10-Q

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
The drivers of net unrealized losses on level 3 loans for the six months ended June 2021 were not material.
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

	Carrying Value	Estimated Fair Value
$ in millions		Level 2	Level 3	Total
As of June 2022
Amortized cost	$159,400	$90,628	$69,851	$160,479
Held for sale	$ 7,046	$ 5,513	$ 1,541	$ 7,054
As of December 2021
Amortized cost	$139,934	$87,676	$54,127	$141,803
Held for sale	$ 7,859	$ 5,970	$ 1,917	$ 7,887
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
Other financial assets and liabilities accounted for at fair value under the fair value option include:

•	Resale and repurchase agreements;

•	Certain securities borrowed and loaned transactions;

•	Certain customer and other receivables and certain other liabilities;

•	Certain time deposits (deposits with no stated maturity are not eligible for a fair value option election), including structured certificates of deposit, which are hybrid financial instruments;

•	Substantially all other secured financings, including transfers of assets accounted for as financings; and

•	Certain unsecured short- and long-term borrowings, substantially all of which are hybrid financial instruments.

Goldman Sachs June 2022 Form 10-Q	46

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Fair Value of Other Financial Assets and Liabilities by Level
The table below presents, by level within the fair value hierarchy, other financial assets and liabilities at fair value, substantially all of which are accounted for at fair value under the fair value option.

$ in millions	Level 1	Level 2	Level 3	Total
As of June 2022
Assets
Resale agreements	$ –	$ 239,017	$ –	$ 239,017
Securities borrowed	–	40,251	–	40,251
Customer and other receivables	–	26	–	26
Total	$ –	$ 279,294	$ –	$ 279,294
Liabilities
Deposits	$ –	$ (28,546)	$ (2,789)	$ (31,335)
Repurchase agreements	–	(172,894)	–	(172,894)
Securities loaned	–	(8,683)	–	(8,683)
Other secured financings	–	(14,369)	(1,412)	(15,781)
Unsecured borrowings:
Short-term	–	(26,793)	(5,209)	(32,002)
Long-term	–	(52,612)	(9,626)	(62,238)
Other liabilities	–	(9)	(78)	(87)
Total	$ –	$(303,906)	$(19,114)	$(323,020)
As of December 2021
Assets
Resale agreements	$ –	$ 205,703	$ –	$ 205,703
Securities borrowed	–	39,955	–	39,955
Customer and other receivables	–	42	–	42
Total	$ –	$ 245,700	$ –	$ 245,700
Liabilities
Deposits	$ –	$ (31,812)	$ (3,613)	$ (35,425)
Repurchase agreements	–	(165,883)	–	(165,883)
Securities loaned	–	(9,170)	–	(9,170)
Other secured financings	–	(14,508)	(2,566)	(17,074)
Unsecured borrowings:
Short-term	–	(22,003)	(7,829)	(29,832)
Long-term	–	(42,977)	(9,413)	(52,390)
Other liabilities	–	(213)	(146)	(359)
Total	$ –	$ (286,566)	$ (23,567)	$ (310,133)
In the table above, other financial assets are shown as positive amounts and other financial liabilities are shown as negative amounts.
See Note 4 for an overview of the firm’s fair value measurement policies and the valuation techniques and significant inputs used to determine the fair value of other financial assets and liabilities.
Significant Unobservable Inputs
See below for information about the significant unobservable inputs used to value level 3 other financial liabilities at fair value as of both June 2022 and December 2021.
Other Secured Financings.
The ranges and weighted averages of significant unobservable inputs used to value level 3 other secured financings are presented below. These ranges and weighted averages exclude unobservable inputs that are only relevant to a single instrument, and therefore are not meaningful.
As of June 2022:

•	Yield: 3.2% to 6.4% (weighted average: 3.8%)

•	Duration: 0.1 to 3.0 years (weighted average: 2.1 years)
As of December 2021:

•	Yield: 1.3% to 6.4% (weighted average: 2.1%)

•	Duration: 0.6 to 7.1 years (weighted average: 3.7 years)
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

47	Goldman Sachs June 2022 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Level 3 Rollforward
The table below presents a summary of the changes in fair value for level 3 other financial liabilities accounted for at fair value.

	Three Months Ended June		Six Months Ended June

$ in millions	2022	2021	2022	2021
Beginning balance	$(23,628)	$(27,791)	$(23,567)	$(28,058)
Net realized gains/(losses)	(149)	(200)	(282)	(294)
Net unrealized gains/(losses)	2,911	(612)	4,778	(49)
Issuances	(3,651)	(7,776)	(7,576)	(12,334)
Settlements	4,205	7,258	7,402	10,844
Transfers into level 3	(885)	(903)	(2,037)	(980)
Transfers out of level 3	2,083	1,888	2,168	2,735
Ending balance	$(19,114)	$(28,136)	$(19,114)	$(28,136)
In the table above:

•	Changes in fair value are presented for all other financial liabilities that are classified in level 3 as of the end of the period.

•	Net unrealized gains/(losses) relates to other financial liabilities that were still held at period-end.

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

The table below presents information, by the consolidated balance sheet line items, for liabilities included in the summary table above.

	Three Months Ended June		Six Months Ended June

$ in millions	2022	2021	2022	2021
Deposits
Beginning balance	$ (3,244)	$ (3,984)	$(3,613)	$ (4,221)
Net realized gains/(losses)	(3)	(9)	(7)	(16)
Net unrealized gains/(losses)	209	(110)	346	(111)
Issuances	(219)	(125)	(399)	(215)
Settlements	391	313	777	625
Transfers into level 3	(13)	(7)	(17)	(28)
Transfers out of level 3	90	14	124	58
Ending balance	$ (2,789)	$ (3,908)	$(2,789)	$ (3,908)
Repurchase agreements
Beginning balance	$ –	$ (1)	$ –	$ (2)
Settlements	–	1	–	2
Ending balance	$ –	$ –	$ –	$ –
Other secured financings
Beginning balance	$ (2,589)	$ (3,224)	$(2,566)	$ (3,474)
Net realized gains/(losses)	(2)	(9)	(5)	(6)
Net unrealized gains/(losses)	80	(1)	91	35
Issuances	(22)	(34)	(61)	(62)
Settlements	405	92	572	323
Transfers into level 3	–	(111)	(110)	(304)
Transfers out of level 3	716	396	667	597
Ending balance	$ (1,412)	$ (2,891)	$(1,412)	$ (2,891)
Unsecured short-term borrowings
Beginning balance	$ (7,028)	$(10,246)	$(7,829)	$ (7,523)
Net realized gains/(losses)	(63)	(103)	(100)	(130)
Net unrealized gains/(losses)	859	(184)	1,230	(135)
Issuances	(1,538)	(6,012)	(3,514)	(9,480)
Settlements	2,571	4,510	4,752	5,303
Transfers into level 3	(420)	(395)	(479)	(218)
Transfers out of level 3	410	969	731	722
Ending balance	$ (5,209)	$(11,461)	$(5,209)	$(11,461)
Unsecured long-term borrowings
Beginning balance	$(10,670)	$(10,177)	$(9,413)	$(12,576)
Net realized gains/(losses)	(81)	(79)	(170)	(142)
Net unrealized gains/(losses)	1,751	(314)	3,065	62
Issuances	(1,872)	(1,605)	(3,602)	(2,577)
Settlements	831	2,342	1,279	4,591
Transfers into level 3	(452)	(390)	(1,431)	(430)
Transfers out of level 3	867	509	646	1,358
Ending balance	$ (9,626)	$ (9,714)	$(9,626)	$ (9,714)
Other liabilities
Beginning balance	$ (97)	$ (159)	$ (146)	$ (262)
Net unrealized gains/(losses)	12	(3)	46	100
Settlements	7	–	22	–
Ending balance	$ (78)	$ (162)	$ (78)	$ (162)
Level 3 Rollforward Commentary
Three Months Ended June 2022.
The net realized and unrealized gains on level 3 other financial liabilities of $2.76 billion (reflecting $149 million of net realized losses and $2.91 billion of net unrealized gains) for the three months ended June 2022 included gains/(losses) of $2.34 billion reported in market making, $57 million reported in other principal transactions and $(4) million reported in interest expense in the consolidated statements of earnings, and $372 million reported in debt valuation adjustment in the consolidated statements of comprehensive income.

Goldman Sachs June 2022 Form 10-Q	48

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The net unrealized gains on level 3 other financial liabilities for the three months ended June 2022 primarily reflected gains on certain hybrid financial instruments included in unsecured long- and short-term borrowings and deposits (in each case,
principally due to a decrease in global equity prices and an increase in interest rates).
Transfers into level 3 other financial liabilities during the three months ended June 2022 primarily reflected transfers of certain hybrid financial instruments included in unsecured long- and short-term borrowings from level 2 (principally due to reduced price transparency of certain volatility inputs used to value these instruments).
Transfers out of level 3 other financial liabilities during the three months ended June 2022 primarily reflected transfers of certain hybrid financial instruments included in unsecured long- and short-term borrowings to level

2 (principally due to increased price transparency of certain volatility and correlation inputs used to value these instruments) and certain other secured financings to level 2 (principally due to certain unobservable yield inputs no longer being significant to the valuation of these instruments).
Six Months Ended June 2022.
The net realized and unrealized gains on level 3 other financial liabilities of $4.50 billion (reflecting $282 million of net realized losses and $4.78 billion of net unrealized gains) for the six months ended June 2022 included gains/(losses) of $3.79 billion reported in market making, $85 million reported in other principal transactions and $(7) million reported in interest expense in the consolidated statements of earnings, and $626 million reported in debt valuation adjustment in the consolidated statements of comprehensive income.
The net unrealized gains on level 3 other financial liabilities for the six months ended June 2022 primarily reflected gains on certain hybrid financial instruments included in unsecured long- and short-term borrowings and deposits (in each case,
principally due to a decrease in global equity prices and an increase in interest rates).
Transfers into level 3 other financial liabilities during the six months ended June 2022 primarily reflected transfers of certain hybrid financial instruments included in unsecured long- and short-term borrowings from level 2 (principally due to reduced price transparency of certain volatility inputs used to value these instruments).
Transfers out of level 3 other financial liabilities during the six months ended June 2022 primarily reflected transfers of certain hybrid financial instruments included in unsecured short- and long-term borrowings and certain deposits to level 2 (in each case, principally due to increased price transparency of certain volatility and correlation inputs used to value these instruments) and certain other secured financings to level 2 (principally due to certain unobservable yield inputs no longer being significant to the valuation of these instruments).
Three Months Ended June 2021.
The net realized and unrealized losses on level 3 other financial liabilities of $812 million (reflecting $200 million of net realized losses and $612 million of net unrealized losses) for the three months ended June 2021 included gains/(losses) of $(862) million reported in market making, $(10) million reported in other principal transactions and $(4) million reported in interest expense in the consolidated statements of earnings, and $64 million reported in debt valuation adjustment in the consolidated statements of comprehensive income.
The net unrealized losses on level 3 other financial liabilities for the three months ended June 2021 primarily reflected losses on certain hybrid financial instruments included in unsecured long- and short-term borrowings and deposits (in each case, principally due to an increase in global equity prices).
Transfers into level 3 other financial liabilities during the three months ended June 2021 primarily reflected transfers of certain hybrid financial instruments included in unsecured short- and long-term borrowings from level 2 (principally due to reduced transparency of certain volatility and correlation inputs used to value these instruments).
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

49	Goldman Sachs June 2022 Form 10-Q

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

	Three Months Ended June		Six Months Ended June

$ in millions	2022	2021	2022	2021
Unsecured short-term borrowings	$2,560	$ (850)	$ 4,265	$(1,810)
Unsecured long-term borrowings	3,324	(1,473)	5,871	(1,702)
Other	491	(177)	821	(71)
Total	$6,375	$(2,500)	$10,957	$(3,583)
In the table above:

•	Gains/(losses) were substantially all included in market making.

•
Gains/(losses) exclude contractual interest, which is included in interest income and interest expense, for all instruments other than hybrid financial instruments. See Note 23 for further information about interest income and interest expense.

•
Gains/(losses) included in unsecured short- and long-term borrowings were substantially all related to the embedded derivative component of hybrid financial instruments for each of the three and six months ended June 2022 and June 2021. These gains and losses would have been recognized under other U.S. GAAP even if the firm had not elected to account for the entire hybrid financial instrument at fair value.

•	Other primarily consists of gains/(losses) on deposits, other secured financings and other liabilities.

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
Long-Term Debt Instruments
The aggregate contractual principal amount of long-term other secured financings, for which the fair value option was elected, exceeded the related fair value by $137 million as of June 2022. The related amount was not material as of December 2021.
The aggregate contractual principal amount of unsecured long-term borrowings, for which the fair value option was elected, exceeded the related fair value by $4.42 billion as of June 2022. The related amount was not material as of December 2021.
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

	Three Months Ended June		Six Months Ended June

$ in millions	2022	2021	2022	2021

Pre-tax DVA	$1,588	$159	$2,581	$130
After tax DVA	$1,188	$117	$1,928	$ 98

Goldman Sachs June 2022 Form 10-Q	50

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

In the table above:

•	After tax DVA is included in debt valuation adjustment in the consolidated statements of comprehensive income.

•
The gains/(losses) reclassified to market making in the consolidated statements of earnings from accumulated other comprehensive income/(loss) upon extinguishment of such financial liabilities were not material for each of the three and six months ended June 2022 and June 2021.

Loans and Lending Commitments
The table below presents the difference between the aggregate fair value and the aggregate contractual principal amount for loans (included in trading assets and loans in the consolidated balance sheets) for which the fair value option was elected.

	As of

$ in millions	June 2022	December 2021
Performing loans
Aggregate contractual principal in excess of fair value	$2,238	$1,373
Loans on nonaccrual status and/or more than 90 days past due
Aggregate contractual principal in excess of fair value	$7,273	$8,600
Aggregate fair value	$2,637	$3,559
In the table above, the aggregate contractual principal amount of loans on nonaccrual status and/or more than 90 days past due (which excludes loans carried at zero fair value and considered uncollectible) exceeds the related fair value primarily because the firm regularly purchases loans, such as distressed loans, at values significantly below the contractual principal amounts.
The fair value of unfunded lending commitments for which the fair value option was elected was a liability of $24 million as of June 2022 and $20 million as of December 2021, and the related total contractual amount of these lending commitments was $366 million as of June 2022 and $611 million as of December 2021. See Note 18 for further information about lending commitments.
Impact of Credit Spreads on Loans and Lending Commitments
The estimated net gain/(loss) attributable to changes in instrument-specific credit spreads on loans and lending commitments for which the fair value option was elected was $(105) million for the three months ended June 2022, $71 million for the three months ended June 2021, $(107) million for the six months ended June 2022 and $203 million for the six months ended June 2021. The firm generally calculates the fair value of loans and lending commitments for which the fair value option is elected by discounting future cash flows at a rate which incorporates the instrument-specific credit spreads. For floating-rate loans and lending commitments, substantially all changes in fair value are attributable to changes in instrument-specific credit spreads, whereas for fixed-rate loans and lending commitments, changes in fair value are also attributable to changes in interest rates.
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

51	Goldman Sachs June 2022 Form 10-Q

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
Substantially all of the securities borrowed and loaned within Equities financing are recorded based on the amount of cash collateral advanced or received plus accrued interest. The firm also reviews such securities borrowed to determine if an allowance for credit losses should be recorded by taking into consideration the fair value of collateral received. As these agreements generally can be terminated on demand, they exhibit little, if any, sensitivity to changes in interest rates. Therefore, the carrying value of such agreements approximates fair value. As these agreements are not accounted for at fair value, they are not included in the firm’s fair value hierarchy in Notes 4 through 10. Had these agreements been included in the firm’s fair value hierarchy, they would have been classified in level 2 as of both June 2022 and December 2021.
Offsetting Arrangements
The table below presents resale and repurchase agreements and securities borrowed and loaned transactions included in the consolidated balance sheets, as well as the amounts not offset in the consolidated balance sheets.

	Assets		Liabilities

$ in millions	Resale agreements	Securities borrowed	Repurchase agreements	Securities loaned
As of June 2022
Included in the consolidated balance sheets
Gross carrying value	$ 332,925	$ 218,533	$ 266,802	$ 48,120
Counterparty netting	(93,908)	(9,866)	(93,908)	(9,866)
Total	239,017	208,667	172,894	38,254
Amounts not offset
Counterparty netting	(26,073)	(9,312)	(26,073)	(9,312)
Collateral	(207,300)	(181,211)	(145,340)	(28,361)
Total	$ 5,644	$ 18,144	$ 1,481	$ 581
As of December 2021
Included in the consolidated balance sheets
Gross carrying value	$ 334,725	$ 190,197	$ 294,905	$ 57,931
Counterparty netting	(129,022)	(11,426)	(129,022)	(11,426)
Total	205,703	178,771	165,883	46,505
Amounts not offset
Counterparty netting	(27,376)	(12,822)	(27,376)	(12,822)
Collateral	(173,915)	(157,752)	(134,465)	(33,143)
Total	$ 4,412	$ 8,197	$ 4,042	$ 540
In the table above:

•	Substantially all of the gross carrying values of these arrangements are subject to enforceable netting agreements.

•	Where the firm has received or posted collateral under credit support agreements, but has not yet determined such agreements are enforceable, the related collateral has not been netted.

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

•
Securities borrowed included in the consolidated balance sheets of $40.25 billion as of June 2022 and $39.96 billion as of December 2021, and securities loaned of $8.68 billion as of June 2022 and $9.17 billion as of December 2021 were at fair value under the fair value option. See Note 10 for further information about securities borrowed and securities loaned accounted for at fair value.

Goldman Sachs June 2022 Form 10-Q	52

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Gross Carrying Value of Repurchase Agreements and Securities Loaned
The table below presents the gross carrying value of repurchase agreements and securities loaned by class of collateral pledged.

$ in millions	Repurchase agreements	Securities loaned
As of June 2022
Money market instruments	$ 895	$ –
U.S. government and agency obligations	139,319	259
Non-U.S. government and agency obligations	106,862	1,113
Securities backed by commercial real estate	43	–
Securities backed by residential real estate	147	–
Corporate debt securities	10,045	409
State and municipal obligations	1	–
Equity securities	9,490	46,339
Total	$266,802	$48,120
As of December 2021
Money market instruments	$ 328	$ 14
U.S. government and agency obligations	132,049	503
Non-U.S. government and agency obligations	126,397	1,254
Securities backed by commercial real estate	362	–
Securities backed by residential real estate	919	–
Corporate debt securities	11,034	510
State and municipal obligations	248	–
Other debt obligations	374	–
Equity securities	23,194	55,650
Total	$294,905	$57,931
The table below presents the gross carrying value of repurchase agreements and securities loaned by maturity.

	As of June 2022

$ in millions	Repurchase agreements	Securities loaned
No stated maturity and overnight	$ 97,763	$26,345
2 - 30 days	75,943	227
31 - 90 days	30,897	1,131
91 days - 1 year	51,808	14,826
Greater than 1 year	10,391	5,591
Total	$266,802	$48,120
In the table above:

•	Repurchase agreements and securities loaned that are repayable prior to maturity at the option of the firm are reflected at their contractual maturity dates.

•	Repurchase agreements and securities loaned that are redeemable prior to maturity at the option of the holder are reflected at the earliest dates such options become exercisable.
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
Other secured financings included nonrecourse arrangements. Nonrecourse other secured financings were $8.33 billion as of June 2022 and $8.64 billion as of December 2021.
The firm has elected to apply the fair value option to substantially all other secured financings because the use of fair value eliminates non-economic
volatility in earnings that would arise from using different measurement attributes. See Note 10 for further information about other secured financings that are accounted for at fair value.
Other secured financings that are not recorded at fair value are recorded based on the amount of cash received plus accrued interest, which generally approximates fair value. As these financings are not accounted for at fair value, they are not included in the firm’s fair value hierarchy in Notes 4 through 10. Had these financings been included in the firm’s fair value hierarchy, substantially all would have been classified in level 3 as of both June 2022 and December 2021.

53	Goldman Sachs June 2022 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The table below presents information about other secured financings.

$ in millions	U.S. Dollar	Non-U.S. Dollar	Total
As of June 2022
Other secured financings (short-term):
At fair value	$ 6,655	$1,831	$ 8,486
At amortized cost	–	163	163
Other secured financings (long-term):
At fair value	3,916	3,379	7,295
At amortized cost	844	383	1,227
Total other secured financings	$11,415	$5,756	$17,171
Other secured financings collateralized by:
Financial instruments	$ 6,839	$4,627	$11,466
Other assets	$ 4,576	$1,129	$ 5,705
As of December 2021
Other secured financings (short-term):
At fair value	$ 5,315	$3,664	$ 8,979
At amortized cost	–	191	191
Other secured financings (long-term):
At fair value	4,170	3,925	8,095
At amortized cost	827	452	1,279
Total other secured financings	$10,312	$8,232	$18,544
Other secured financings collateralized by:
Financial instruments	$ 5,990	$6,834	$12,824
Other assets	$ 4,322	$1,398	$ 5,720
In the table above:

•
Short-term other secured financings includes financings maturing within one year of the financial statement date and financings that are redeemable within one year of the financial statement date at the option of the holder.

•
Non-U.S.
dollar-denominated short-term other secured financings at amortized cost had a weighted average interest rate of 0.22% as of both June 2022 and December 2021. This rate includes the effect of hedging activities.

•
U.S. dollar-denominated long-term other secured financings at amortized cost had a weighted average interest rate of 2.18% as of June 2022 and 1.06% as of December 2021. These rates include the effect of hedging activities.

•
Non-U.S.
dollar-denominated long-term other secured financings at amortized cost had a weighted average interest rate of 0.47% as of June 2022 and 0.46% as of December 2021. These rates include the effect of hedging activities.

•
Total other secured financings included $1.60 billion as of June 2022 and $1.97 billion as of December 2021 related to transfers of financial assets accounted for as financings rather than sales. Such financings were collateralized by financial assets, primarily included in trading assets, of $1.58 billion as of June 2022 and $2.02 billion as of December 2021.

•
Other secured financings collateralized by financial instruments included $10.30 billion as of June 2022 and $10.37 billion as of December 2021 of other secured financings collateralized by trading assets, investments and loans, and included $1.17 billion as of June 2022 and $2.45 billion as of December 2021 of other secured financings collateralized by financial instruments received as collateral and repledged.

The table below presents other secured financings by maturity.

$ in millions	As of June 2022
Other secured financings (short-term)	$ 8,649
Other secured financings (long-term):
2023	2,441
2024	2,106
2025	1,052
2026	961
2027	224
2028 - thereafter	1,738
Total other secured financings (long-term)	8,522
Total other secured financings	$17,171
In the table above:

•	Long-term other secured financings that are repayable prior to maturity at the option of the firm are reflected at their contractual maturity dates.

•	Long-term other secured financings that are redeemable prior to maturity at the option of the holder are reflected at the earliest dates such options become exercisable.
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

Goldman Sachs June 2022 Form 10-Q	54

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

	As of

$ in millions	June 2022	December 2021
Collateral available to be delivered or repledged	$988,795	$1,057,195
Collateral that was delivered or repledged	$828,091	$ 875,213
The table below presents information about assets pledged.

As of

$ in millions	June 2022	December 2021
Pledged to counterparties that had the right to deliver or repledge
Trading assets	$ 72,781	$ 68,208
Investments	$ 11,686	$ 12,840
Pledged to counterparties that did not have the right to deliver or repledge
Trading assets	$ 82,203	$ 102,259
Investments	$ 19,279	$ 8,683
Loans	$ 7,429	$ 6,808
Other assets	$ 8,812	$ 8,878
The firm also segregates securities for regulatory and other purposes related to client activity. Such securities are segregated from trading assets and investments, as well as from securities received as collateral under resale agreements and securities borrowed transactions. Securities segregated by the firm were $58.36 billion as of June 2022 and $41.49 billion as of December 2021.
Note 12.
Other Assets
The table below presents other assets by type.

	As of

$ in millions	June 2022	December 2021
Property, leasehold improvements and equipment	$18,537	$18,094
Goodwill	6,196	4,285
Identifiable intangible assets	2,014	418
Operating lease right-of-use assets	2,168	2,292
Income tax-related assets	4,781	3,860
Miscellaneous receivables and other	5,378	5,659
Total	$39,074	$34,608
During the first half of 2022, the firm completed the acquisitions of GreenSky (a leading technology company facilitating point-of-sale
financing for merchants and consumers) in an
all-stock
transaction valued at $1.73 billion and NN Investment Partners (NNIP), a leading European asset manager, in an all-cash transaction valued at $1.82 billion. These acquisitions were accounted for under the purchase method of accounting for business combinations. The purchase price of GreenSky has been preliminarily allocated to goodwill of approximately $1.05 billion, identifiable intangible assets of approximately $710 million and tangible assets of approximately $960 million (primarily cash and other assets), and to liabilities assumed of approximately $990 million (primarily unsecured short-term borrowings and customer and other payables). The purchase price of NNIP has been preliminarily allocated to goodwill of approximately $890 million, identifiable intangible assets of approximately $900 million, tangible assets of approximately $540 million (primarily cash and customer and
other
receivables
), and to liabilities assumed of approximately $510 million (primarily deferred tax liabilities and customer and other payables). See below for further information about goodwill and identifiable intangible assets related to these acquisitions.

55	Goldman Sachs June 2022 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Property, Leasehold Improvements and Equipment
Property, leasehold improvements and equipment is net of accumulated depreciation and amortization of $11.55 billion as of June 2022 and $10.81 billion as of December 2021. Property, leasehold improvements and equipment included $7.07 billion as of June 2022 and $6.71 billion as of December 2021 that the firm uses in connection with its operations, and $161 million as of June 2022 and $194 million as of December 2021 of foreclosed real estate primarily related to distressed loans that were purchased by the firm. The remainder is held by investment entities, including VIEs, consolidated by the firm. Substantially all property and equipment is depreciated on a straight-line basis over the useful life of the asset. Leasehold improvements are amortized on a straight-line basis over the shorter of the useful life of the improvement or the term of the lease. Capitalized costs of software developed or obtained for internal use are amortized on a straight-line basis over three years.
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
There were no material impairments during each of the three and six months ended June 2022 and June 2021.
Goodwill
Goodwill is the cost of acquired companies in excess of the fair value of net assets, including identifiable intangible assets, at the acquisition date.
The table below presents the carrying value of goodwill by reporting unit.

	As of

$ in millions	June 2022	December 2021
Investment Banking	$ 281	$ 281
Global Markets:
FICC	269	269
Equities	2,638	2,638
Asset Management	1,206	349
Consumer & Wealth Management:
Consumer banking	1,102	48
Wealth management	700	700
Total	$6,196	$4,285
In the table above, the increase in goodwill from December 2021 to June 2022 reflected approximately $1.05 billion related to the acquisition of GreenSky and approximately $890 million related to the acquisition of NNIP.
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

Goldman Sachs June 2022 Form 10-Q	56

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
Based on the evaluation of relevant factors
during the
first half of
2022
, the firm determined
that it was more likely than not that the estimated fair value of each of the reporting units exceeded
its respective estimated carrying value as of June 2022.
Identifiable Intangible Assets
The table below presents identifiable intangible assets by reporting unit and type.

	As of

$ in millions	June 2022	December 2021
By Reporting Unit
Global Markets:
FICC	$ 1	$ 1
Equities	41	43
Asset Management	956	122
Consumer & Wealth Management:
Consumer banking	786	–
Wealth management	230	252
Total	$ 2,014	$ 418
By Type
Customer lists and merchant relationships
Gross carrying value	$ 3,121	$ 1,460
Accumulated amortization	(1,182)	(1,130)
Net carrying value	1,939	330
Acquired leases and other
Gross carrying value	488	500
Accumulated amortization	(413)	(412)
Net carrying value	75	88
Total gross carrying value	3,609	1,960
Total accumulated amortization	(1,595)	(1,542)
Total net carrying value	$ 2,014	$ 418
The firm acquired approximately $1.71 billion of identifiable intangible assets (with a weighted average amortization period of 13 years) during the six months ended June 2022. These acquisitions included approximately $710 million related to GreenSky, substantially all of which consisted of merchant relationships, and approximately $900 million related to NNIP, substantially all of which consisted of customer lists. During 2021, the amount of identifiable intangible assets acquired by the firm was not material.
Substantially all of the firm’s identifiable intangible assets have finite useful lives and are amortized over their estimated useful lives generally using the straight-line method.
The tables below present information about the amortization of identifiable intangible assets.

	Three Months Ended June		Six Months Ended June

$ in millions	2022	2021	2022	2021
Amortization	$51	$31	$70	$67

$ in millions	As of June 2022
Estimated future amortization
Remainder of 2022	$100
2023	$192
2024	$180
2025	$162
2026	$155
2027	$153
The firm tests identifiable intangible assets for impairment when events or changes in circumstances suggest that an asset’s or asset group’s carrying value may not be fully recoverable. To the extent the carrying value of an asset or asset group exceeds the projected undiscounted cash flows expected to result from the use and eventual disposal of the asset or asset group, the firm determines the asset or asset group is impaired and records an impairment equal to the difference between the estimated fair value and the carrying value of the asset or asset group. In addition, the firm will recognize an impairment prior to the sale of an asset or asset group if the carrying value of the asset or asset group exceeds its estimated fair value. There were no material impairments during each of the three and six months ended June 2022 and June 2021.
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

57	Goldman Sachs June 2022 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

An operating lease
right-of-use
asset is initially determined based on the operating lease liability, adjusted for initial direct costs, lease incentives and amounts paid at or prior to lease commencement. This amount is then amortized over the lease term.
Right-of-use
assets and operating lease liabilities recognized (in
non-cash
transactions for leases entered into or assumed) by the firm were $49 million for the three months ended June 2022, $36 million for the three months ended June 2021, $116 million for the six months ended June 2022 and $144 million for the six months ended June 2021. See Note 15 for information about operating lease liabilities.
For leases where the firm will derive no economic benefit from leased space that it has vacated or where the firm has shortened the term of a lease when space is no longer needed, the firm will record an impairment or accelerated amortization of right-of-use
assets. There were no material impairments or accelerated amortizations during each of the three and six months ended June 2022 and June 2021.
Miscellaneous Receivables and Other
Miscellaneous receivables and other included:

•	Investments in qualified affordable housing projects of $701 million as of June 2022 and $714 million as of December 2021.

•
Assets classified as held for sale of $520 million as of June 2022 and $1.02 billion as of December 2021 related to certain of the firm’s consolidated investments within the Asset Management segment, substantially all of which consisted of property and equipment.

Note 13.
Deposits
The table below presents the types and sources of deposits.

$ in millions	Savings and Demand	Time	Total
As of June 2022
Consumer	$ 89,049	$ 21,815	$ 110,864
Private bank	76,135	13,805	89,940
Brokered certificates of deposit	–	39,760	39,760
Deposit sweep programs	45,736	–	45,736
Transaction banking	59,332	5,709	65,041
Other	1,030	38,955	39,985
Total	$ 271,282	$ 120,044	$ 391,326
As of December 2021
Consumer	$ 89,150	$ 20,533	$109,683
Private bank	85,427	9,665	95,092
Brokered certificates of deposit	–	30,816	30,816
Deposit sweep programs	37,965	–	37,965
Transaction banking	48,618	5,689	54,307
Other	275	36,089	36,364
Total	$261,435	$102,792	$364,227
In the table above:

•	Substantially all deposits are interest-bearing.

•	Savings and demand accounts consist of money market deposit accounts, negotiable order of withdrawal accounts and demand deposit accounts that have no stated maturity or expiration date.

•
Time deposits included $31.34 billion as of June 2022 and $35.43 billion as of December 2021 of deposits accounted for at fair value under the fair value option. See Note 10 for further information about deposits accounted for at fair value.

•	Time deposits had a weighted average maturity of approximately 0.9 years as of both June 2022 and December 2021.

•	Deposit sweep programs include long-term contractual agreements with U.S. broker-dealers who sweep client cash to FDIC-insured deposits.

•	Transaction banking deposits consists of deposits that the firm raised through its cash management services business for corporate and other institutional clients.

•	Other deposits represent deposits from institutional clients.

•	Deposits insured by the FDIC were $184.13 billion as of June 2022 and $156.66 billion as of December 2021.

•	Deposits insured by non-U.S. insurance programs were $28.65 billion as of June 2022 and $31.44 billion as of December 2021.

Goldman Sachs June 2022 Form 10-Q	58

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The table below presents the location of deposits.

	As of

$ in millions	June 2022	December 2021
U.S. offices	$314,347	$283,705
Non-U.S. offices	76,979	80,522
Total	$391,326	$364,227
In the table above, U.S. deposits were held at Goldman Sachs Bank USA (GS Bank USA) and substantially all
non-U.S.
deposits were held at Goldman Sachs International Bank (GSIB).
The table below presents maturities of time deposits held in U.S. and
non-U.S.
offices.

	As of June 2022

$ in millions	U.S.	Non-U.S.	Total
Remainder of 2022	$35,967	$23,805	$ 59,772
2023	33,824	8,879	42,703
2024	8,477	105	8,582
2025	3,611	297	3,908
2026	2,407	230	2,637
2027	763	173	936
2028 - thereafter	1,188	318	1,506
Total	$86,237	$33,807	$120,044
As of June 2022, deposits in U.S. offices included $32.50

billion and deposits in
non-U.S.
offices included $32.29 billion of time deposits in denominations that met or exceeded the applicable insurance limits, or were otherwise not covered by insurance.
The firm’s savings and demand deposits are recorded based on the amount of cash received plus accrued interest, which approximates fair value. In addition, the firm designates certain derivatives as fair value hedges to convert a portion of its time deposits not accounted for at fair value from fixed-rate obligations into floating-rate obligations. The carrying value of time deposits not accounted for at fair value approximated fair value as of both June 2022 and December 2021. As these savings and demand deposits and time deposits are not accounted for at fair value, they are not included in the firm’s fair value hierarchy in Notes 4 through 10. Had these deposits been included in the firm’s fair value hierarchy, they would have been classified in level 2 as of both June 2022 and December 2021.
Note 14.
Unsecured Borrowings
The table below presents information about unsecured borrowings.

	As of

$ in millions	June 2022	December 2021
Unsecured short-term borrowings	$ 57,615	$ 46,955
Unsecured long-term borrowings	250,444	254,092
Total	$308,059	$301,047
Unsecured Short-Term Borrowings
Unsecured short-term borrowings includes the portion of unsecured long-term borrowings maturing within one year of the financial statement date and unsecured long-term borrowings that are redeemable within one year of the financial statement date at the option of the holder.
The firm accounts for certain hybrid financial instruments at fair value under the fair value option. See Note 10 for further information about unsecured short-term borrowings that are accounted for at fair value. In addition, the firm designates certain derivatives as fair value hedges to convert a portion of its unsecured short-term borrowings not accounted for at fair value from fixed-rate obligations into floating-rate obligations. The carrying value of unsecured short-term borrowings that are not recorded at fair value generally approximates fair value due to the short-term nature of the obligations. As these unsecured short-term borrowings are not accounted for at fair value, they are not included in the firm’s fair value hierarchy in Notes 4 through 10. Had these borrowings been included in the firm’s fair value hierarchy, substantially all would have been classified in level 2 as of both June 2022 and December 2021.
The table below presents information about unsecured short-term borrowings.

	As of

$ in millions	June 2022	December 2021
Current portion of unsecured long-term borrowings	$26,292	$18,118
Hybrid financial instruments	18,915	20,073
Commercial paper	10,091	6,730
Other unsecured short-term borrowings	2,317	2,034
Total unsecured short-term borrowings	$57,615	$46,955
Weighted average interest rate	1.65%	2.34%
In the table above, the weighted average interest rates for these borrowings include the effect of hedging activities and exclude unsecured short-term borrowings accounted for at fair value under the fair value option. See Note 7 for further information about hedging activities.

59	Goldman Sachs June 2022 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Unsecured Long-Term Borrowings
The table below presents information about unsecured long-term borrowings.

$ in millions	U.S. Dollar	Non-U.S. Dollar	Total
As of June 2022
Fixed-rate obligations	$124,866	$40,423	$165,289
Floating-rate obligations	54,826	30,329	85,155
Total	$179,692	$70,752	$250,444
As of December 2021
Fixed-rate obligations	$126,534	$46,408	$172,942
Floating-rate obligations	50,995	30,155	81,150
Total	$177,529	$76,563	$254,092
In the table above:

•	Unsecured long-term borrowings consists principally of senior borrowings, which have maturities extending through 2065.

•	Floating-rate obligations includes equity-linked, credit-linked and indexed instruments. Floating interest rates are generally based on Euro Interbank Offered Rate, USD LIBOR or SOFR.

•
U.S. dollar-denominated debt had interest rates ranging from 0.63% to 7.68% (with a weighted average rate of 3.37%) as of June 2022 and 0.48% to 7.68% (with a weighted average rate of 3.34%) as of December 2021. These rates exclude unsecured long-term borrowings accounted for at fair value under the fair value option.

•
Non-U.S. dollar-denominated debt had interest rates ranging from 0.13% to 13.00% (with a weighted average rate of 1.82%) as of June 2022 and 0.13% to 13.00% (with a weighted average rate of 1.86%) as of December 2021. These rates exclude unsecured long-term borrowings accounted for at fair value under the fair value option.

The table below presents unsecured long-term borrowings by maturity.

$ in millions	As of June 2022
2023	$ 23,319
2024	40,075
2025	34,009
2026	21,452
2027	25,528
2028 - thereafter	106,061
Total	$250,444
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

•
Unsecured long-term borrowings included $(8.22) billion of adjustments to the carrying value of certain unsecured long-term borrowings resulting from the application of hedge accounting by year of maturity as follows: $(21) million in 2023, $(266) million in 2024, $(730) million in 2025, $(390) million in 2026, $(1.08) billion in 2027 and $(5.73) billion in 2028 and thereafter.

The firm designates certain derivatives as fair value hedges to convert a portion of fixed-rate unsecured long-term borrowings not accounted for at fair value into floating-rate obligations. See Note 7 for further information about hedging activities.
The table below presents unsecured long-term borrowings, after giving effect to such hedging activities.

	As of

$ in millions	June 2022	December 2021
Fixed-rate obligations:
At fair value	$ 5,391	$ 4,863
At amortized cost	12,487	30,370
Floating-rate obligations:
At fair value	56,847	47,527
At amortized cost	175,719	171,332
Total	$250,444	$254,092

Goldman Sachs June 2022 Form 10-Q	60

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

In the table above, the aggregate amounts of unsecured long-term borrowings had weighted average interest rates of 2.69% (3.54% related to fixed-rate obligations and 2.63% related to floating-rate obligations) as of June 2022 and 1.60% (2.25% related to fixed-rate obligations and 1.48% related to floating-rate obligations) as of December 2021. These rates exclude unsecured long-term borrowings accounted for at fair value under the fair value option.
The carrying value of unsecured long-term borrowings for which the firm did not elect the fair value option was $188.21 billion as of June 2022 and $201.70 billion as of December 2021. The estimated fair value of such unsecured long-term borrowings was $185.00 billion as of June 2022 and $209.37 billion as of December 2021. As these borrowings are not accounted for at fair value, they are not included in the firm’s fair value hierarchy in Notes 4 through 10. Had these borrowings been included in the firm’s fair value hierarchy, substantially all would have been classified in level 2 as of both June 2022 and December 2021.
Subordinated Borrowings
Unsecured long-term borrowings includes subordinated debt and junior subordinated debt. Subordinated debt that matures within one year is included in unsecured short-term borrowings. Junior subordinated debt is junior in right of payment to other subordinated borrowings, which are junior to senior borrowings. Long-term subordinated debt had maturities ranging from 2025 to 2045 as of both June 2022 and December 2021
.
T
he table below presents information about subordinated borrowings.

$ in millions	Par Amount	Carrying Value	Rate
As of June 2022
Subordinated debt	$12,243	$12,882	3.30%
Junior subordinated debt	968	1,134	2.45%
Total	$13,211	$14,016	3.23%
As of December 2021
Subordinated debt	$12,437	$15,571	1.74%
Junior subordinated debt	968	1,321	1.31%
Total	$13,405	$16,892	1.71%
In the table above, the rate is the weighted average interest rate for these borrowings (excluding borrowings accounted for at fair value under the fair value option), including the effect of fair value hedges used to convert fixed-rate obligations into floating-rate obligations. See Note 7 for further information about hedging activities.
Junior Subordinated Debt
In 2004, Group Inc. issued $2.84 billion of junior subordinated debt to Goldman Sachs Capital I (Trust), a Delaware statutory trust. The Trust issued $2.75 billion of guaranteed preferred beneficial interests (Trust Preferred securities) to third parties and $85 million of common beneficial interests to Group Inc. As of both June 2022 and December 2021, the outstanding par amount of junior subordinated debt held by the Trust was $968 million and the outstanding par amount of Trust Preferred securities and common beneficial interests issued by the Trust was $939 million and $29 million, respectively. The Trust is a wholly-owned finance subsidiary of the firm for regulatory and legal purposes but is not consolidated for accounting purposes.
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
The firm has covenanted in favor of the holders of Group Inc.’s 6.345% junior subordinated debt due February 15, 2034, that, subject to certain exceptions, the firm will not redeem or purchase the capital securities issued by Goldman Sachs Capital III or shares of Group Inc.’s Perpetual
Non-Cumulative
Preferred Stock, Series F (Series F Preferred Stock) or Perpetual
Non-Cumulative
Preferred Stock, Series O (Series O Preferred Stock), if the redemption or purchase results in less than $253 million aggregate liquidation preference of Series F Preferred Stock or Series O Preferred Stock outstanding, prior to September 4, 2022, for a price that exceeds a maximum amount determined by reference to the net cash proceeds that the firm has received from the sale of qualifying securities.
Goldman Sachs Capital II and Goldman Sachs Capital III (APEX Trusts) hold Group Inc.’s Perpetual Non-Cumulative Preferred Stock, Series E (Series E Preferred Stock) and Series F Preferred Stock. These trusts are Delaware statutory trusts sponsored by the firm and wholly-owned finance subsidiaries of the firm for regulatory and legal purposes but are not consolidated for accounting purposes
.

61	Goldman Sachs June 2022 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Note 15.
Other Liabilities
The table below presents other liabilities by type.

	As of

$ in millions	June 2022	December 2021
Compensation and benefits	$ 5,064	$10,838
Income tax-related liabilities	3,223	2,360
Operating lease liabilities	2,160	2,288
Noncontrolling interests	844	840
Employee interests in consolidated funds	28	29
Accrued expenses and other	9,054	8,146
Total	$20,373	$24,501
Operating Lease Liabilities
For leases longer than one year, the firm recognizes a
right-of-use
asset representing the right to use the underlying asset for the lease term, and a lease liability representing the liability to make payments. See Note 12 for information about operating lease right-of-use
assets.
The table below presents information about operating lease liabilities.

$ in millions	Operating lease liabilities
As of June 2022
Remainder of 2022	$ 168
2023	323
2024	296
2025	262
2026	218
2027 - thereafter	1,585
Total undiscounted lease payments	2,852
Imputed interest	(692)
Total operating lease liabilities	$2,160
Weighted average remaining lease term	13 years
Weighted average discount rate	3.57%
As of December 2021
2022	$ 305
2023	307
2024	284
2025	258
2026	216
2027 - thereafter	1,655
Total undiscounted lease payments	3,025
Imputed interest	(737)
Total operating lease liabilities	$2,288
Weighted average remaining lease term	14 years
Weighted average discount rate	3.61%
In the table above, the weighted average discount rate represents the firm’s incremental borrowing rate as of January 2019 for operating leases existing on the date of adoption of ASU
No. 2016-02,
“Leases (Topic 842),” and at the lease inception date for leases entered into subsequent to the adoption of this ASU.
Operating lease costs were $117 million for the three months ended June 2022, $110 million for the three months ended June 2021, $237 million for the six months ended June 2022 and $230 million for the six months ended June 2021. Variable lease costs, which are included in operating lease costs, were not material for each of the three and six months ended June 2022 and June 2021. Total occupancy expenses for space held in excess of the firm’s current requirements were not material for each of the three and six months ended June 2022 and June 2021.
Lease payments relating to operating lease arrangements that were signed, but had not yet commenced were $312 million as of June 2022.
Accrued Expenses and Other
Accrued expenses and other included:

•
Liabilities classified as held for sale were not material as of June 2022 and were $310 million as of December 2021 related to certain of the firm’s consolidated investments within the Asset Management segment, substantially all of which consisted of other secured financings primarily carried at fair value under the fair value option, and were related to assets classified as held for sale. See Note 12 for further information about assets held for sale.

•
Contract liabilities, which represent consideration received by the firm in connection with its contracts with clients prior to providing the service. As of both June 2022 and December 2021, the firm’s contract liabilities were not material.

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

Goldman Sachs June 2022 Form 10-Q	62

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

	Three Months Ended June		Six Months Ended June

$ in millions	2022	2021	2022	2021
Residential mortgages	$ 8,626	$ 4,813	$20,009	$ 9,751
Commercial mortgages	5,293	5,836	11,514	11,209
Other financial assets	1,090	1,162	2,772	2,225
Total financial assets securitized	$15,009	$11,811	$34,295	$23,185
Retained interests cash flows	$ 152	$ 282	$ 331	$ 412
The firm securitized assets of $199 million during the three months ended June 2022, $274 million during the three months ended June 2021, $399 million during the six months ended June 2022 and $413 million during the six months ended June 2021, in a non-cash
exchange for loans and investments.
The table below presents information about nonconsolidated securitization entities to which the firm sold assets and had continuing involvement as of the end of the period.

$ in millions	Outstanding Principal Amount	Retained Interests	Purchased Interests
As of June 2022
U.S. government agency-issued CMOs	$ 37,045	$1,771	$ –
Other residential mortgage-backed	27,131	1,127	110
Other commercial mortgage-backed	57,172	1,119	130
Corporate debt and other asset-backed	9,010	430	36
Total	$130,358	$4,447	$276
As of December 2021
U.S. government agency-issued CMOs	$ 33,984	$ 955	$ 3
Other residential mortgage-backed	23,262	1,114	96
Other commercial mortgage-backed	50,350	1,123	130
Corporate debt and other asset-backed	7,755	360	37
Total	$115,351	$3,552	$266
In the table above:

•	CMOs represents collateralized mortgage obligations.

•	The outstanding principal amount is presented for the purpose of providing information about the size of the securitization entities and is not representative of the firm’s risk of loss.

•	The firm’s risk of loss from retained or purchased interests is limited to the carrying value of these interests.

•
Purchased interests represent senior and subordinated interests, purchased in connection with secondary market-making activities, in securitization entities in which the firm also holds retained interests.

•	Substantially all of the total outstanding principal amount and total retained interests relate to securitizations during 2017 and thereafter.

•	The fair value of retained interests was $4.44 billion as of June 2022 and $3.57 billion as of December 2021.
In addition to the interests in the table above, the firm had other continuing involvement in the form of derivative transactions and commitments with certain nonconsolidated VIEs. The carrying value of these derivatives and commitments was a net asset of $109 million as of June 2022 and $81 million as of December 2021, and the notional amount of these derivatives and commitments was $1.73 billion as of June 2022 and $1.81 billion as of December 2021. The notional amounts of these derivatives and commitments are included in maximum exposure to loss in the nonconsolidated VIE table in Note 17.

63	Goldman Sachs June 2022 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The table below presents information about the weighted average key economic assumptions used in measuring the fair value of mortgage-backed retained interests.

	As of

$ in millions	June 2022	December 2021
Fair value of retained interests	$4,020	$3,209
Weighted average life (years)	8.0	5.1
Constant prepayment rate	11.0%	14.1%
Impact of 10% adverse change	$ (32)	$ (38)
Impact of 20% adverse change	$ (58)	$ (69)
Discount rate	6.5%	5.6%
Impact of 10% adverse change	$ (117)	$ (49)
Impact of 20% adverse change	$ (224)	$ (96)
In the table above:

•	Amounts do not reflect the benefit of other financial instruments that are held to mitigate risks inherent in these retained interests.

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

The firm has other retained interests not reflected in the table above with a fair value of $422 million and a weighted average life of 7.0 years as of June 2022, and a fair value of $360 million and a weighted average life of 3.6 years as of December 2021. Due to the nature and fair value of certain of these retained interests, the weighted average assumptions for constant prepayment and discount rates and the related sensitivity to adverse changes are not meaningful as of both June 2022 and December 2021. The firm’s maximum exposure to adverse changes in the value of these interests is the carrying value of $430 million as of June 2022 and $360 million as of December 2021.
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
VIE Consolidation Analysis
The enterprise with a controlling financial interest in a VIE is known as the primary beneficiary and consolidates the VIE. The firm determines whether it is the primary beneficiary of a VIE by performing an analysis that principally considers:

•	Which variable interest holder has the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance;

•	Which variable interest holder has the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE;

•	The VIE’s purpose and design, including the risks the VIE was designed to create and pass through to its variable interest holders;

•	The VIE’s capital structure;

•	The terms between the VIE and its variable interest holders and other parties involved with the VIE; and

•	Related-party relationships.

Goldman Sachs June 2022 Form 10-Q	64

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
Nonconsolidated VIEs
The table below presents a summary of the nonconsolidated VIEs in which the firm holds variable interests.

	As of

$ in millions	June 2022	December 2021
Total nonconsolidated VIEs
Assets in VIEs	$180,186	$176,809
Carrying value of variable interests — assets	$ 11,172	$ 9,582
Carrying value of variable interests — liabilities	$ 769	$ 928
Maximum exposure to loss:
Retained interests	$ 4,447	$ 3,552
Purchased interests	541	1,071
Commitments and guarantees	2,637	2,440
Derivatives	8,790	8,682
Debt and equity	5,891	4,639
Total	$ 22,306	$ 20,384
In the table above:

•	The nature of the firm’s variable interests is described in the rows under maximum exposure to loss.

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

65	Goldman Sachs June 2022 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The table below presents information, by principal business activity, for nonconsolidated VIEs included in the summary table above.

	As of

$ in millions	June 2022	December 2021
Mortgage-backed
Assets in VIEs	$123,953	$120,343
Carrying value of variable interests — assets	$ 4,470	$ 4,147
Maximum exposure to loss:
Retained interests	$ 4,017	$ 3,192
Purchased interests	453	955
Commitments and guarantees	28	34
Derivatives	18	18
Total	$ 4,516	$ 4,199
Real estate, credit- and power-related and other investing
Assets in VIEs	$ 26,400	$ 26,867
Carrying value of variable interests — assets	$ 4,071	$ 3,923
Carrying value of variable interests — liabilities	$ 2	$ 8
Maximum exposure to loss:
Commitments and guarantees	$ 2,043	$ 2,030
Derivatives	46	64
Debt and equity	4,069	3,923
Total	$ 6,158	$ 6,017
Corporate debt and other asset-backed
Assets in VIEs	$ 20,995	$ 18,391
Carrying value of variable interests — assets	$ 2,328	$ 1,156
Carrying value of variable interests — liabilities	$ 767	$ 920
Maximum exposure to loss:
Retained interests	$ 430	$ 360
Purchased interests	88	116
Commitments and guarantees	418	250
Derivatives	8,724	8,597
Debt and equity	1,519	360
Total	$ 11,179	$ 9,683
Investments in funds
Assets in VIEs	$ 8,838	$ 11,208
Carrying value of variable interests — assets	$ 303	$ 356
Maximum exposure to loss:
Commitments and guarantees	$ 148	$ 126
Derivatives	2	3
Debt and equity	303	356
Total	$ 453	$ 485
As of both June 2022 and December 2021, the carrying values of the firm’s variable interests in nonconsolidated VIEs are included in the consolidated balance sheets as follows:

•	Mortgage-backed: Assets primarily included in trading assets and loans.

•	Real estate, credit- and power-related and other investing: Assets primarily included in investments and loans, and liabilities included in trading liabilities and other liabilities.

•	Corporate debt and other asset-backed: Assets included in loans and trading assets, and liabilities included in trading liabilities.

•	Investments in funds: Assets included in investments.
Consolidated VIEs
The table below presents a summary of the carrying value and balance sheet classification of assets and liabilities in consolidated VIEs.

	As of

$ in millions	June 2022	December 2021
Total consolidated VIEs
Assets
Cash and cash equivalents	$ 291	$ 501
Customer and other receivables	48	–
Trading assets	166	122
Investments	105	153
Loans	1,524	1,988
Other assets	311	314
Total	$2,445	$3,078
Liabilities
Other secured financings	$1,051	$1,143
Customer and other payables	3	34
Trading liabilities	–	7
Unsecured short-term borrowings	127	146
Unsecured long-term borrowings	69	81
Other liabilities	138	163
Total	$1,388	$1,574
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

•	Substantially all assets can only be used to settle obligations of the VIE.

Goldman Sachs June 2022 Form 10-Q	66

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The table below presents information, by principal business activity, for consolidated VIEs included in the summary table above.

	As of

$ in millions	June 2022	December 2021
Real estate, credit-related and other investing
Assets
Cash and cash equivalents	$ 261	$ 274
Customer and other receivables	48	–
Trading assets	31	16
Investments	105	153
Loans	1,524	1,988
Other assets	311	314
Total	$2,280	$2,745
Liabilities
Other secured financings	$ 144	$ 150
Customer and other payables	3	34
Trading liabilities	–	7
Other liabilities	138	163
Total	$ 285	$ 354
Corporate debt and other asset-backed
Assets
Cash and cash equivalents	$ 30	$ 227
Trading assets	108	17
Total	$ 138	$ 244
Liabilities
Other secured financings	$ 477	$ 602
Total	$ 477	$ 602
Principal-protected notes
Assets
Trading assets	$ 27	$ 89
Total	$ 27	$ 89
Liabilities
Other secured financings	$ 430	$ 391
Unsecured short-term borrowings	127	146
Unsecured long-term borrowings	69	81
Total	$ 626	$ 618
In the table above:

•	The majority of the assets in principal-protected notes VIEs are intercompany and are eliminated in consolidation.

•	Creditors and beneficial interest holders of real estate, credit-related and other investing VIEs do not have recourse to the general credit of the firm.
Note 18.
Commitments, Contingencies and Guarantees
Commitments
The table below presents commitments by type.

	As of

$ in millions	June 2022	December 2021
Commitment Type
Commercial lending:
Investment-grade	$ 91,329	$ 95,585
Non-investment-grade	66,832	69,644
Warehouse financing	10,274	10,391
Credit cards	57,184	35,932
Total lending	225,619	211,552
Risk participations	9,551	10,016
Collateralized agreement	106,119	101,031
Collateralized financing	35,805	29,561
Investment	7,686	11,381
Other	12,197	9,143
Total commitments	$396,977	$372,684
The table below presents commitments by expiration.

	As of June 2022

$ in millions	Remainder of 2022	2023 - 2024	2025 - 2026	2027 - Thereafter
Commitment Type
Commercial lending:
Investment-grade	$ 6,548	$23,682	$41,926	$19,173
Non-investment-grade	2,233	20,860	24,251	19,488
Warehouse financing	1,103	5,694	3,092	385
Credit cards	57,184	–	–	–
Total lending	67,068	50,236	69,269	39,046
Risk participations	696	5,983	2,168	704
Collateralized agreement	104,649	1,470	–	–
Collateralized financing	34,705	1,100	–	–
Investment	2,006	1,043	1,569	3,068
Other	8,658	3,282	–	257
Total commitments	$217,782	$63,114	$73,006	$43,075
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

67	Goldman Sachs June 2022 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The table below presents information about lending commitments.

	As of

$ in millions	June 2022	December 2021
Held for investment	$216,164	$197,120
Held for sale	8,219	13,175
At fair value	1,236	1,257
Total	$225,619	$211,552
In the table above:

•
Held for investment lending commitments are accounted for at amortized cost. The carrying value of lending commitments was a liability of $944 million (including allowance for credit losses of $705 million) as of June 2022 and $1.05 billion (including allowance for credit losses of $776 million) as of December 2021. The estimated fair value of such lending commitments was a liability of $6.79 billion as of June 2022 and $4.17 billion as of December 2021. Had these lending commitments been carried at fair value and included in the fair value hierarchy, $3.31 billion as of June 2022 and $1.91 billion as of December 2021 would have been classified in level 2, and $3.48 billion as of June 2022 and $2.26 billion as of December 2021 would have been classified in level 3.

•
Held for sale lending commitments are accounted for at the lower of cost or fair value. The carrying value of lending commitments held for sale was a liability of $286 million as of June 2022 and $91 million as of December 2021. The estimated fair value of such lending commitments approximates the carrying value. Had these lending commitments been included in the fair value hierarchy, they would have been primarily classified in level 3 as of both June 2022 and December 2021.

•	Gains or losses related to lending commitments at fair value, if any, are generally recorded net of any fees in other principal transactions.
Commercial Lending.
The firm’s commercial lending commitments were primarily extended to investment-grade corporate borrowers. Such commitments primarily included $123.36 billion as of June 2022 and $120.99 billion as of December 2021, related to relationship lending activities (principally used for operating and general corporate purposes) and $14.12 billion as of June 2022 and $21.07 billion as of December 2021, related to other investment banking activities (generally extended for contingent acquisition financing and are often intended to be short-term in nature, as borrowers often seek to replace them with other funding sources). The firm also extends lending commitments in connection with other types of corporate lending, as well as commercial real estate financing. See Note 9 for further information about funded loans.
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
Credit Cards.
The firm’s credit card lending commitments included $57.18 billion as of June 2022 and $33.97 billion as of December 2021 related to credit card lines issued by the firm to consumers. These credit card lines are cancellable by the firm. The increase in credit card lending commitments from December 2021 to June 2022 reflected approximately $15.0 billion relating to the firm’s acquisition of the General Motors co-branded
credit card portfolio in February 2022. In addition, credit card lending commitments as of December 2021 included a commitment of approximately $2.0 billion to acquire the outstanding credit card loans related to the General Motors co-branded
credit card portfolio.
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
Investment Commitments
Investment commitments includes commitments to invest in private equity, real estate and other assets directly and through funds that the firm raises and manages. Investment commitments included $1.41 billion as of June 2022 and $1.60 billion as of December 2021, related to commitments to invest in funds managed by the firm. If these commitments are called, they would be funded at market value on the date of investment.

Goldman Sachs June 2022 Form 10-Q	68

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Investment commitments as of December 2021 included approximately $1.90 billion related to the firm’s commitment to acquire NNIP and approximately $2.0 billion related to the firm’s commitment to acquire GreenSky. These acquisitions were completed in the first half of 2022. See Note 12 for information about these acquisitions. In addition, as of December 2021, the firm had an undrawn commitment of approximately $600 million (included within other commitments) to GreenSky to acquire loans originated by GreenSky’s bank partners, which was terminated upon completion of the acquisition.
Contingencies
Legal Proceedings.
See Note 27 for information about legal proceedings.
Guarantees
The table below presents derivatives that meet the definition of a guarantee, securities lending and clearing guarantees and certain other financial guarantees.

$ in millions	Derivatives	Securities lending and clearing	Other financial guarantees
As of June 2022
Carrying Value of Net Liability	$ 5,087	$ –	$ 278
Maximum Payout/Notional Amount by Period of Expiration
Remainder of 2022	$ 48,198	$12,258	$ 235
2023 – 2024	98,627	–	3,158
2025 – 2026	33,069	–	2,261
2027 – thereafter	32,199	–	244
Total	$212,093	$12,258	$5,898
As of December 2021
Carrying Value of Net Liability	$ 3,406	$ –	$ 234
Maximum Payout/Notional Amount by Period of Expiration
2022	$ 68,212	$11,046	$ 871
2023 – 2024	48,273	–	3,608
2025 – 2026	19,706	–	2,015
2027 – thereafter	30,006	–	97
Total	$166,197	$11,046	$6,591
In the table above:

•	The maximum payout is based on the notional amount of the contract and does not represent anticipated losses.

•	Amounts exclude certain commitments to issue standby letters of credit that are included in lending commitments. See the tables in “Commitments” above for a summary of the firm’s commitments.

•
The carrying value for derivatives included derivative assets of $1.31 billion as of June 2022 and $1.10 billion as of December 2021, and derivative liabilities of $6.40 billion as of June 2022 and $4.51 billion as of December 2021.

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
As an agency lender, the firm indemnifies most of its securities lending customers against losses incurred in the event that borrowers do not return securities and the collateral held is insufficient to cover the market value of the securities borrowed. The maximum payout of such indemnifications was $12.26 billion as of June 2022 and $11.05 billion as of December 2021. Collateral held by the lenders in connection with securities lending indemnifications was $12.83 billion as of June 2022 and $11.36 billion as of December 2021. Because the contractual nature of these arrangements requires the firm to obtain collateral with a market value that exceeds the value of the securities lent to the borrower, there is minimal performance risk associated with these indemnifications.
As a sponsoring member of the Government Securities Division of the Fixed Income Clearing Corporation, the firm guarantees the performance of its sponsored member clients to the Fixed Income Clearing Corporation in connection with certain resale and repurchase agreements. To minimize potential losses on such guarantees, the firm obtains a security interest in the collateral that the sponsored client placed with the Fixed Income Clearing Corporation. Therefore, the risk of loss on such guarantees is minimal. There were no amounts outstanding under the guarantee as of both June 2022 and December 2021.

69	Goldman Sachs June 2022 Form 10-Q

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
The firm is unable to develop an estimate of the maximum payout under these guarantees and indemnifications. However, management believes that it is unlikely the firm will have to make any material payments under these arrangements, and no material liabilities related to these guarantees and indemnifications have been recognized in the consolidated balance sheets as of both June 2022 and December 2021.

Goldman Sachs June 2022 Form 10-Q	70

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
non-U.S.
tax laws.
These indemnifications generally are standard contractual terms and are entered into in the ordinary course of business. Generally, there are no stated or notional amounts included in these indemnifications, and the contingencies triggering the obligation to indemnify are not expected to occur. The firm is unable to develop an estimate of the maximum payout under these guarantees and indemnifications. However, management believes that it is unlikely the firm will have to make any material payments under these arrangements, and no material liabilities related to these arrangements have been recognized in the consolidated balance sheets as of both June 2022 and December 2021.
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
Note 19.
Shareholders’ Equity
Common Equity
As of both June 2022 and December 2021, the firm had 4.00 billion authorized shares of common stock and 200 million authorized shares of nonvoting common stock, each with a par value of $0.01 per share. During the first quarter of 2022, in connection with the acquisition of GreenSky, the firm issued approximately 5.5 million shares of common stock, including approximately 325,000 shares subject to future service.
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
The table below presents information about common stock repurchases.

	Three Months Ended June		Six Months Ended June

in millions, except per share amounts	2022	2021	2022	2021
Common share repurchases	1.5	2.8	2.9	11.6
Average cost per share	$323.74	$350.90	$342.48	$320.12
Total cost of common share repurchases	$ 500	$ 1,000	$ 1,000	$ 3,700
Pursuant to the terms of certain share-based compensation plans, employees may remit shares to the firm or the firm may cancel share-based awards to satisfy statutory employee tax withholding requirements. Under these plans, during the six months ended June 2022, 11,595 shares were remitted with a total value of $4 million and the firm cancelled 4.5 million share-based awards with a total value of $1.56 billion.
The table below presents common stock dividends declared.

	Three Months Ended June		Six Months Ended June

	2022	2021	2022	2021
Dividends declared per common share	$2.00	$1.25	$4.00	$2.50
On July 14, 2022, the Board of Directors of Group Inc. (Board) increased the quarterly dividend to $2.50 per common share from $2.00 per common share. This dividend will be paid on
September 29, 2022 to common shareholders of record on September 1, 2022.

71	Goldman Sachs June 2022 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Preferred Equity
The tables below present information about the perpetual preferred stock issued and outstanding as of June 2022.

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
•
The redemption price per share for Series A through F and Series Q through V Preferred Stock is the liquidation preference plus declared and unpaid dividends. The redemption price per share for Series J through P Preferred Stock is the liquidation preference plus accrued and unpaid dividends. Each share of Series F and Series O Preferred Stock is redeemable at the firm’s option, subject to certain covenant restrictions governing the firm’s ability to redeem the preferred stock without issuing common stock or other instruments with equity-like characteristics. See Note 14 for information about the replacement capital covenants applicable to the Series F and Series O Preferred Stock.

•	All series of preferred stock are pari passu and have a preference over the firm’s common stock on liquidation.

•
The firm’s ability to declare or pay dividends on, or purchase, redeem or otherwise acquire, its common stock is subject to certain restrictions in the event that the firm fails to pay or set aside full dividends on the preferred stock for the latest completed dividend period.

In the first half of 2021, the firm redeemed all outstanding shares of its (i) Series N 6.30%
Non-Cumulative
Preferred Stock with a redemption value of $675 million ($25,000 per share), plus accrued and unpaid dividends and (ii) Series M 5.375%
Fixed-to-Floating
Rate
Non-Cumulative
Preferred Stock with a redemption value of $2 billion ($25,000 per share), plus accrued and unpaid dividends. The difference between the redemption value and net carrying value at the time of these redemptions was $41 million, which was recorded as an addition to preferred stock dividends in the first half of 2021, including $20 million in the second
quarter of 2021.

Goldman Sachs June 2022 Form 10-Q	72

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The table below presents the dividend rates of perpetual preferred stock as of June 2022.

Series	Per Annum Dividend Rate
A	3 month LIBOR + 0.75%, with floor of 3.75%, payable quarterly
C	3 month LIBOR + 0.75%, with floor of 4.00%, payable quarterly
D	3 month LIBOR + 0.67%, with floor of 4.00%, payable quarterly
E	3 month LIBOR + 0.7675%, with floor of 4.00%, payable quarterly
F	3 month LIBOR + 0.77%, with floor of 4.00%, payable quarterly
J	5.50% to, but excluding, May 10, 2023; 3 month LIBOR + 3.64% thereafter, payable quarterly
K	6.375% to, but excluding, May 10, 2024; 3 month LIBOR + 3.55% thereafter, payable quarterly
O	5.30%, payable semi-annually, from issuance date to, but excluding, November 10, 2026; 3 month LIBOR + 3.834%, payable quarterly, thereafter
P	5.00%, payable semi-annually, from issuance date to, but excluding, November 10, 2022; 3 month LIBOR + 2.874%, payable quarterly, thereafter
Q	5.50%, payable semi-annually, from issuance date to, but excluding, August 10, 2024; 5 year treasury rate + 3.623%, payable semi-annually, thereafter
R	4.95%, payable semi-annually, from issuance date to, but excluding, February 10, 2025; 5 year treasury rate + 3.224%, payable semi-annually, thereafter
S	4.40%, payable semi-annually, from issuance date to, but excluding, February 10, 2025; 5 year treasury rate + 2.85%, payable semi-annually thereafter
T	3.80%, payable semi-annually, from issuance date to, but excluding, May 10, 2026; 5 year treasury rate + 2.969%, payable semi-annually, thereafter
U	3.65%, payable semi-annually, from issuance date to, but excluding, August 10, 2026; 5 year treasury rate + 2.915%, payable semi-annually, thereafter
V	4.125%, payable semi-annually, from issuance date to, but excluding, November 10, 2026; 5 year treasury rate + 2.949%, payable semi-annually, thereafter
In the table above, dividends on each series of preferred stock are payable in arrears for the periods specified.
The table below presents preferred stock dividends declared.

	2022		2021

Series	per share	$ in millions	per share	$ in millions
Three Months Ended June
A	$ 231.77	$ 7	$ 231.77	$ 7
C	$ 247.22	2	$ 247.22	2
D	$ 247.22	13	$ 247.22	13
E	$1,022.22	9	$1,022.22	8
F	$1,022.22	1	$1,022.22	1
J	$ 343.75	14	$ 343.75	13
K	$ 398.44	11	$ 398.44	11
N	$ –	–	$ 393.75	9
O	$ 662.50	17	$ 662.50	17
P	$ 625.00	38	$ 625.00	38
T	$ 475.00	13	$ –	–
V	$ 547.14	16	$ –	–
Total		$141		$119
Six Months Ended June
A	$ 471.35	$ 14	$ 471.35	$ 14
C	$ 502.78	4	$ 502.78	4
D	$ 502.78	27	$ 502.78	27
E	$2,022.22	16	$2,022.22	15
F	$2,022.22	3	$2,022.22	3
J	$ 687.50	28	$ 687.50	27
K	$ 796.88	22	$ 796.88	22
N	$ –	–	$ 787.50	19
O	$ 662.50	17	$ 662.50	17
P	$ 625.00	38	$ 625.00	38
Q	$ 687.50	14	$ 687.50	14
R	$ 618.75	15	$ 618.75	15
S	$ 550.00	8	$ 550.00	8
T	$ 475.00	13	$ –	–
U	$ 486.67	14	$ –	–
V	$ 547.14	16	$ –	–
Total		$249		$223
On July 5, 2022, Group Inc. declared dividends of $239.58 per share of Series A Preferred Stock, $255.56 per share of Series C Preferred Stock, $255.56 per share of Series D Preferred Stock, $343.75 per share of Series J Preferred Stock, $398.44 per share of Series K Preferred Stock, $687.50 per share of Series Q Preferred Stock, $618.75 per share of Series R Preferred Stock, $550.00 per share of Series S Preferred Stock and $456.25 per share of Series U Preferred Stock to be paid on August 10, 2022 to preferred shareholders of record on July 26, 2022. In addition, the firm declared dividends of $1,022.22 per share of Series E Preferred Stock and $1,022.22 per share of Series F Preferred Stock to be paid on September 1, 2022 to preferred shareholders of record on August 17, 2022.

73	Goldman Sachs June 2022 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Accumulated Other Comprehensive Income/(Loss)
The table below presents changes in accumulated other comprehensive income/(loss), net of tax, by type.

$ in millions	Beginning balance	Other comprehensive income/(loss) adjustments, net of tax	Ending balance
Three Months Ended June 2022
Currency translation	$ (753)	$ (16)	$ (769)
Debt valuation adjustment	229	1,188	1,417
Pension and postretirement liabilities	(314)	(1)	(315)
Available-for-sale securities	(1,846)	(441)	(2,287)
Total	$(2,684)	$ 730	$(1,954)
Three Months Ended June 2021
Currency translation	$ (696)	$ (16)	$ (712)
Debt valuation adjustment	(852)	117	(735)
Pension and postretirement liabilities	(361)	–	(361)
Available-for-sale securities	(165)	84	(81)
Total	$ (2,074)	$ 185	$ (1,889)
Six Months Ended June 2022
Currency translation	$ (738)	$ (31)	$ (769)
Debt valuation adjustment	(511)	1,928	1,417
Pension and postretirement liabilities	(327)	12	(315)
Available-for-sale securities	(492)	(1,795)	(2,287)
Total	$(2,068)	$ 114	$(1,954)
Six Months Ended June 2021
Currency translation	$ (696)	$ (16)	$ (712)
Debt valuation adjustment	(833)	98	(735)
Pension and postretirement liabilities	(368)	7	(361)
Available-for-sale securities	463	(544)	(81)
Total	$ (1,434)	$ (455)	$ (1,889)
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

Goldman Sachs June 2022 Form 10-Q	74

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Consolidated Regulatory Capital Requirements
Risk-Based Capital Ratios.
The table below presents the risk-based capital requirements.

	Standardized	Advanced
CET1 capital ratio	13.4%	9.5%
Tier 1 capital ratio	14.9%	11.0%
Total capital ratio	16.9%	13.0%
In the table above:

•
Under both the Standardized and Advanced Capital Rules, the CET1 capital ratio requirement includes a minimum of 4.5%, the Tier 1 capital ratio requirement includes a minimum of 6.0% and the Total capital ratio requirement includes a minimum of 8.0%. These requirements also include the capital conservation buffer requirements, consisting of the
G-SIB
surcharge of 2.5% (Method 2) and the countercyclical capital buffer, which the FRB has set to zero percent. In addition, the capital conservation buffer requirements include the stress capital buffer (SCB) of 6.4% under the Standardized Capital Rules and a buffer of 2.5% under the Advanced Capital Rules.

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

Based on the firm’s 2022 Comprehensive Capital Analysis and Review (CCAR) submission, the FRB has set the SCB for the firm at 6.3% for the period from October 1, 2022 through September 30, 2023. As a result, beginning on October 1, 2022, the firm’s Standardized requirements will be 13.3% for the CET1 capital ratio, 14.8% for the Tier 1 capital ratio and 16.8% for the Total capital ratio.
The table below presents information about risk-based capital ratios.

$ in millions	Standardized	Advanced
As of June 2022
CET1 capital	$ 98,278	$ 98,278
Tier 1 capital	$108,789	$108,789
Tier 2 capital	$ 15,375	$ 12,466
Total capital	$124,164	$121,255
RWAs	$691,659	$686,317
CET1 capital ratio	14.2%	14.3%
Tier 1 capital ratio	15.7%	15.9%
Total capital ratio	18.0%	17.7%
As of December 2021
CET1 capital	$ 96,254	$ 96,254
Tier 1 capital	$106,766	$106,766
Tier 2 capital	$ 14,636	$ 12,051
Total capital	$121,402	$118,817
RWAs	$676,863	$647,921
CET1 capital ratio	14.2%	14.9%
Tier 1 capital ratio	15.8%	16.5%
Total capital ratio	17.9%	18.3%
Leverage Ratios.
The table below presents the leverage requirements.

Requirements
Tier 1 leverage ratio	4.0%
SLR	5.0%
In the table above, the SLR requirement of 5% includes a minimum of 3% and a 2% buffer applicable to

G-SIBs.
The table below presents information about leverage ratios.

	For the Three Months Ended or as of

$ in millions	June 2022	December 2021
Tier 1 capital	$ 108,789	$ 106,766
Average total assets	$1,565,030	$1,466,770
Deductions from Tier 1 capital	(8,277)	(4,583)
Average adjusted total assets	1,556,753	1,462,187
Off-balance sheet and other exposures	388,786	448,334
Total leverage exposure	$1,945,539	$1,910,521
Tier 1 leverage ratio	7.0%	7.3%
SLR	5.6%	5.6%

75	Goldman Sachs June 2022 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

In the table above:

•	Average total assets represents the average daily assets for the quarter adjusted for the impact of Current Expected Credit Losses (CECL) transition.

•	Off-balance sheet and other exposures primarily includes the monthly average of off-balance sheet exposures, consisting of derivatives, securities financing transactions, commitments and guarantees.

•	Tier 1 leverage ratio is calculated as Tier 1 capital divided by average adjusted total assets.

•	SLR is calculated as Tier 1 capital divided by total leverage exposure.
Risk-Based Capital.
The table below presents information about risk-based capital.

	As of

$ in millions	June 2022	December 2021
Common shareholders’ equity	$107,168	$ 99,223
Impact of CECL transition	829	1,105
Deduction for goodwill	(5,515)	(3,610)
Deduction for identifiable intangible assets	(1,770)	(401)
Other adjustments	(2,434)	(63)
CET1 capital	98,278	96,254
Preferred stock	10,703	10,703
Deduction for investments in covered funds	(189)	(189)
Other adjustments	(3)	(2)
Tier 1 capital	$108,789	$106,766
Standardized Tier 2 and Total capital
Tier 1 capital	$108,789	$106,766
Qualifying subordinated debt	11,145	11,554
Junior subordinated debt	–	94
Allowance for credit losses	4,281	3,034
Other adjustments	(51)	(46)
Standardized Tier 2 capital	15,375	14,636
Standardized Total capital	$124,164	$121,402
Advanced Tier 2 and Total capital
Tier 1 capital	$108,789	$106,766
Standardized Tier 2 capital	15,375	14,636
Allowance for credit losses	(4,281)	(3,034)
Other adjustments	1,372	449
Advanced Tier 2 capital	12,466	12,051
Advanced Total capital	$121,255	$118,817
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

•	Deduction for goodwill was net of deferred tax liabilities of $681 million as of June 2022 and $675 million as of December 2021.

•	Deduction for identifiable intangible assets was net of deferred tax liabilities of $244 million as of June 2022 and $17 million as of December 2021.

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

•
Junior subordinated debt is debt issued to a Trust and was fully phased out of regulatory capital on January 1,

2022. As of December
2021, 10% of this debt was included in Tier 2 capital and 90% was phased out of regulatory capital. Junior subordinated debt is reduced by the amount of Trust Preferred securities purchased by the firm. See Note 14 for further information about the firm’s junior subordinated debt and Trust Preferred securities.

Goldman Sachs June 2022 Form 10-Q	76

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The table below presents changes in CET1 capital, Tier 1 capital and Tier 2 capital.

$ in millions	Standardized	Advanced
Six Months Ended June 2022
CET1 capital
Beginning balance	$ 96,254	$ 96,254
Change in:
Common shareholders’ equity	7,945	7,945
Impact of CECL transition	(276)	(276)
Deduction for goodwill	(1,905)	(1,905)
Deduction for identifiable intangible assets	(1,369)	(1,369)
Other adjustments	(2,371)	(2,371)
Ending balance	$ 98,278	$ 98,278
Tier 1 capital
Beginning balance	$106,766	$106,766
Change in:
CET1 capital	2,024	2,024
Other adjustments	(1)	(1)
Ending balance	108,789	108,789
Tier 2 capital
Beginning balance	14,636	12,051
Change in:
Qualifying subordinated debt	(409)	(409)
Junior subordinated debt	(94)	(94)
Allowance for credit losses	1,247	–
Other adjustments	(5)	918
Ending balance	15,375	12,466
Total capital	$124,164	$121,255
Year Ended December 2021
CET1 capital
Beginning balance	$ 81,641	$ 81,641
Change in:
Common shareholders’ equity	14,494	14,494
Impact of CECL transition	(21)	(21)
Deduction for goodwill	42	42
Deduction for identifiable intangible assets	200	200
Other adjustments	(102)	(102)
Ending balance	$ 96,254	$ 96,254
Tier 1 capital
Beginning balance	$ 92,730	$ 92,730
Change in:
CET1 capital	14,613	14,613
Deduction for investments in covered funds	(83)	(83)
Preferred stock	(500)	(500)
Other adjustments	6	6
Ending balance	106,766	106,766
Tier 2 capital
Beginning balance	15,424	13,279
Change in:
Qualifying subordinated debt	(642)	(642)
Junior subordinated debt	(94)	(94)
Allowance for credit losses	(61)	–
Other adjustments	9	(492)
Ending balance	14,636	12,051
Total capital	$121,402	$118,817
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

77	Goldman Sachs June 2022 Form 10-Q

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
The firm’s positional losses observed on a single day exceeded its 99%
one-day
regulatory VaR on one occasion during both the six months ended June 2022 and the year ended 2021. There was no change in the firm’s VaR multiplier used to calculate Market RWAs;

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
The table below presents information about RWAs.

$ in millions	Standardized	Advanced
As of June 2022
Credit RWAs
Derivatives	$161,903	$112,763
Commitments, guarantees and loans	246,811	191,443
Securities financing transactions	73,523	23,196
Equity investments	30,935	32,771
Other	81,226	96,133
Total Credit RWAs	594,398	456,306
Market RWAs
Regulatory VaR	22,748	22,748
Stressed VaR	39,509	39,509
Incremental risk	11,716	11,716
Comprehensive risk	4,574	4,574
Specific risk	18,714	18,714
Total Market RWAs	97,261	97,261
Total Operational RWAs	–	132,750
Total RWAs	$691,659	$686,317
As of December 2021
Credit RWAs
Derivatives	$175,628	$109,532
Commitments, guarantees and loans	233,639	182,210
Securities financing transactions	76,346	14,407
Equity investments	43,256	45,582
Other	71,485	86,768
Total Credit RWAs	600,354	438,499
Market RWAs
Regulatory VaR	13,510	13,510
Stressed VaR	38,922	38,922
Incremental risk	6,867	6,867
Comprehensive risk	2,521	2,521
Specific risk	14,689	14,689
Total Market RWAs	76,509	76,509
Total Operational RWAs	–	132,913
Total RWAs	$676,863	$647,921
In the table above:

•	Securities financing transactions represents resale and repurchase agreements and securities borrowed and loaned transactions.

•	Other includes receivables, certain debt securities, cash and cash equivalents, and other assets.

Goldman Sachs June 2022 Form 10-Q	78

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The table below presents changes in RWAs.

$ in millions	Standardized	Advanced
Six Months Ended June 2022
RWAs
Beginning balance	$676,863	$647,921
Credit RWAs
Change in:
Derivatives	(13,725)	3,231
Commitments, guarantees and loans	13,172	9,233
Securities financing transactions	(2,823)	8,789
Equity investments	(12,321)	(12,811)
Other	9,741	9,365
Change in Credit RWAs	(5,956)	17,807
Market RWAs
Change in:
Regulatory VaR	9,238	9,238
Stressed VaR	587	587
Incremental risk	4,849	4,849
Comprehensive risk	2,053	2,053
Specific risk	4,025	4,025
Change in Market RWAs	20,752	20,752
Change in Operational RWAs	–	(163)
Ending balance	$ 691,659	$686,317
Year Ended December 2021
RWAs
Beginning balance	$554,162	$609,750
Credit RWAs
Change in:
Derivatives	55,336	(2,159)
Commitments, guarantees and loans	57,138	30,623
Securities financing transactions	4,919	(2,161)
Equity investments	(3,688)	(3,686)
Other	1,211	3,169
Change in Credit RWAs	114,916	25,786
Market RWAs
Change in:
Regulatory VaR	(1,403)	(1,403)
Stressed VaR	6,944	6,944
Incremental risk	(1,015)	(1,015)
Comprehensive risk	763	763
Specific risk	2,496	2,496
Change in Market RWAs	7,785	7,785
Change in Operational RWAs	–	4,600
Ending balance	$676,863	$647,921
RWAs Rollforward Commentary
Six Months Ended June 2022.
Standardized Credit RWAs as of June 2022 decreased by $5.96 billion compared with December 2021, primarily reflecting a decrease in derivatives (principally due to reduced exposures) and a decrease in equity investments (principally due to reduced exposures as a result of unrealized losses and sales). These decreases were partially offset by an increase in commitments, guarantees and loans (principally due to increased lending activity) and an increase in other credit RWAs (principally due to increased other assets and customer and other receivables exposures). Standardized Market RWAs as of June 2022 increased by $20.75 billion compared with December 2021, primarily reflecting an increase in regulatory VaR (principally due to higher levels of market volatility), an increase in incremental risk (principally due to increased exposures) and an increase in specific risk (principally due to increased exposures).
Advanced Credit RWAs as of June 2022 increased by $17.81
 billion compared with December 2021, primarily reflecting an increase in other credit RWAs (principally due to increased other assets and customer and other receivables exposures), an increase in commitments, guarantees and loans (principally due to increased lending activity), an increase in securities financing transactions (principally due to increased funding exposures) and an increase in derivatives (principally due to increased counterparty credit risk). These increases were partially offset by a decrease in equity investments (principally due to reduced exposures as a result of unrealized losses and sales). Advanced Market RWAs as of June 2022 increased by
$20.75 billion compared with December 2021, primarily reflecting an increase in regulatory VaR (principally due to higher levels of market volatility), an increase in incremental risk (principally due to increased exposures) and an increase in specific risk (principally due to increased exposures).
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

79	Goldman Sachs June 2022 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Bank Subsidiaries
G
S Bank USA.
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

•	The “well-capitalized” requirements are the binding requirements for leverage ratios.
The table below presents information about GS Bank USA’s risk-based capital ratios.

$ in millions	Standardized	Advanced
As of June 2022
CET1 capital	$ 42,931	$ 42,931
Tier 1 capital	$ 42,931	$ 42,931
Tier 2 capital	$ 7,419	$ 5,285
Total capital	$ 50,350	$ 48,216
RWAs	$329,527	$251,984
CET1 capital ratio	13.0%	17.0%
Tier 1 capital ratio	13.0%	17.0%
Total capital ratio	15.3%	19.1%
As of December 2021
CET1 capital	$ 42,535	$ 42,535
Tier 1 capital	$ 42,535	$ 42,535
Tier 2 capital	$ 6,430	$ 4,646
Total capital	$ 48,965	$ 47,181
RWAs	$312,601	$222,607
CET1 capital ratio	13.6%	19.1%
Tier 1 capital ratio	13.6%	19.1%
Total capital ratio	15.7%	21.2%
In the table above:

•
The lower of the Standardized or Advanced ratio is the ratio against which GS Bank USA’s compliance with the capital requirements is assessed under the risk-based Capital Rules, and therefore, the Standardized ratios applied to GS Bank USA as of both June 2022 and December 2021.

•
Beginning in January 2022, GS Bank USA started to phase in the estimated reduction to regulatory capital as a result of adopting the CECL model. The total amount to be phased-in

includes the impact of adopting CECL as of January 1, 2020, as well as 25% of the increase in the allowance for credit losses from January 1, 2020 through December 31, 2021.

•
The Standardized and Advanced risk-based capital ratios decreased from December 2021 to June 2022, reflecting an increase in both Credit and Market RWAs, partially offset by an increase in capital, principally due to net earnings.

Goldman Sachs June 2022 Form 10-Q	80

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The table below presents information about GS Bank USA’s leverage ratios.

	For the Three Months Ended or as of

$ in millions	June 2022	December 2021
Tier 1 capital	$ 42,931	$ 42,535
Average adjusted total assets	$477,725	$409,739
Total leverage exposure	$639,660	$627,799
Tier 1 leverage ratio	9.0%	10.4%
SLR	6.7%	6.8%
In the table above:

•	Average adjusted total assets represents the average daily assets for the quarter adjusted for deductions from Tier 1 capital and the impact of CECL transition.

•	Tier 1 leverage ratio is calculated as Tier 1 capital divided by average adjusted total assets.

•	SLR is calculated as Tier 1 capital divided by total leverage exposure.
The deposits of GS Bank USA are insured by the FDIC to the extent provided by law. The FRB requires that GS Bank USA maintain cash reserves with the Federal Reserve. As of both June 2022 and December 2021, the reserve requirement ratio was zero percent. The amount deposited by GS Bank USA at the Federal Reserve was $156.21 billion as of June 2022 and $122.01 billion as of December 2021.
GS Bank USA is a registered swap dealer with the CFTC and a registered security-based swap dealer with the SEC. As of both June 2022 and December 2021, GS Bank USA was subject to and in compliance with applicable capital requirements for swap dealers and security-based swap dealers.
GSIB.
GSIB is the firm’s U.K. bank subsidiary regulated by the Prudential Regulation Authority (PRA) and the Financial Conduct Authority (FCA). GSIB is subject to the U.K. capital framework, which is largely based on Basel III.
The table below presents GSIB’s risk-based capital requirements.

	As of

	June 2022	December 2021
Risk-based capital requirements
CET1 capital ratio	9.3%	8.5%
Tier 1 capital ratio	11.5%	10.5%
Total capital ratio	14.5%	13.2%
The table below presents information about GSIB’s risk-based capital ratios.

	As of

$ in millions	June 2022	December 2021
Risk-based capital and risk-weighted assets
CET1 capital	$ 3,454	$ 3,408
Tier 1 capital	$ 3,454	$ 3,408
Tier 2 capital	$ 826	$ 826
Total capital	$ 4,280	$ 4,234
RWAs	$17,135	$17,196
Risk-based capital ratios
CET1 capital ratio	20.2%	19.8%
Tier 1 capital ratio	20.2%	19.8%
Total capital ratio	25.0%	24.6%
In the table above, the risk-based capital ratios as of June 2022 reflected profits after foreseeable charges that are still subject to verification by GSIB’s external auditors and approval by GSIB’s Board of Directors for inclusion in risk-based capital. These profits contributed approximately 107 basis points to the CET1 capital ratio as of June 2022.
The eligible retail deposits of GSIB are covered by the U.K. Financial Services Compensation Scheme to the extent provided by law.
GSIB is subject to minimum reserve requirements at the Bank of England. The minimum reserve requirement was $160 million as of June 2022 and $172 million as of December 2021. The amount deposited by GSIB at the Bank of England was $893 million as of June 2022 and $2.20 billion as of December 2021.
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
The table below presents GSBE’s risk-based capital requirements.

	As of

	June 2022	December 2021
Risk-based capital requirements
CET1 capital ratio	9.0%	8.7%
Tier 1 capital ratio	11.0%	10.8%
Total capital ratio	13.8%	13.5%

81	Goldman Sachs June 2022 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The table below presents information about GSBE’s risk-based capital ratios.

	As of

$ in millions	June 2022	December 2021
Risk-based capital and risk-weighted assets
CET1 capital	$ 9,105	$ 6,527
Tier 1 capital	$ 9,105	$ 6,527
Tier 2 capital	$ 21	$ 23
Total capital	$ 9,126	$ 6,550
RWAs	$28,218	$28,924
Risk-based capital ratios
CET1 capital ratio	32.3%	22.6%
Tier 1 capital ratio	32.3%	22.6%
Total capital ratio	32.3%	22.6%
In the table above, the risk-based capital ratios as of June 2022 reflected profits after foreseeable charges that are still subject to verification by GSBE’s external auditors and approval by GSBE’s shareholder (GS Bank USA) for inclusion in risk-based capital. These profits contributed approximately 89 basis points to the CET1 capital ratio as of June 2022.
The table below presents GSBE’s leverage ratio requirement and leverage ratios.

	As of

	June 2022	December 2021
Leverage ratio requirement	3.0%	3.0%
Leverage ratio	8.4%	7.6%
In the table above, the leverage ratio as of June 2022 reflected profits after foreseeable charges that are still subject to verification by GSBE’s external auditors and approval by GSBE’s shareholder (GS Bank USA) for inclusion in risk-based capital. These profits contributed approximately 23 basis points to the leverage ratio as of June 2022.
The deposits of GSBE are covered by the German statutory deposit protection program to the extent provided by law. In addition, GSBE has elected to participate in the German voluntary deposit protection program which provides insurance for certain eligible deposits not covered by the German statutory deposit program. GSBE is subject to minimum reserve requirements at central banks in certain of the jurisdictions in which it operates. The minimum reserve requirement was $153 million as of June 2022 and $189 million as of December 2021. The amount deposited by GSBE at central banks was $13.22 billion as of June 2022 and $20.36 billion as of December 2021, substantially all of which was deposited with Deutsche Bundesbank.
GSBE is a registered swap dealer with the CFTC and a registered security-based swap dealer with the SEC. As of both June 2022 and December 2021, GSBE was subject to and in compliance with applicable capital requirements for swap dealers and security-based swap dealers.
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
Group Inc.’s equity investment in subsidiaries was $127.88 billion as of June 2022 and $118.90 billion as of December 2021, of which Group Inc. was required to maintain $83.93 billion as of June 2022 and $77.22 billion as of December 2021, of minimum equity capital in its regulated subsidiaries in order to satisfy the regulatory requirements of such subsidiaries.
Group Inc.’s capital invested in certain
non-U.S.
dollar functional currency subsidiaries is exposed to foreign exchange risk, substantially all of which is managed through a combination of derivatives and
non-U.S.
dollar-denominated debt. See Note 7 for information about the firm’s net investment hedges used to hedge this risk.

Goldman Sachs June 2022 Form 10-Q	82

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
The table below presents information about basic and diluted EPS.

	Three Months Ended June		Six Months Ended June

in millions, except per share amounts	2022	2021	2022	2021
Net earnings to common	$2,786	$5,347	$6,617	$12,058
Weighted average basic shares	355.0	350.8	353.1	353.6
Effect of dilutive RSUs	5.5	5.2	5.1	4.8
Weighted average diluted shares	360.5	356.0	358.2	358.4
Basic EPS	$ 7.81	$15.22	$18.67	$ 34.06
Diluted EPS	$ 7.73	$15.02	$18.47	$ 33.64
In the table above:

•	Net earnings to common represents net earnings applicable to common shareholders, which is calculated as net earnings less preferred stock dividends.

•
Unvested share-based awards that have
non-forfeitable
rights to dividends or dividend equivalents are treated as a separate class of securities under the two-class
method. Distributed earnings allocated to these securities reduce net earnings to common to calculate EPS under this method. The impact of applying this methodology was a reduction in basic EPS of $0.04 for the three months ended June 2022, $0.02 for the three months ended June 2021, $0.07 for the six months ended June 2022 and $0.04 for the six months ended June 2021.

•
Diluted EPS does not include antidilutive RSUs, including those that are subject to market conditions, of 1.0 million for the three months ended June 2022, 0.7 million for the six months ended June 2022, and 0.1 million for both the three and six months ended June 2021.

Note 22.
Transactions with Affiliated Funds
The firm has formed nonconsolidated investment funds with third-party investors. As the firm generally acts as the investment manager for these funds, it is entitled to receive management fees and, in certain cases, advisory fees or incentive fees from these funds. Additionally, the firm invests alongside the third-party investors in certain funds.
The tables below present information about affiliated funds.

	Three Months Ended June		Six Months Ended June

$ in millions	2022	2021	2022	2021
Fees earned from funds	$1,288	$783	$2,250	$1,601

	As of

$ in millions	June 2022	December 2021
Fees receivable from funds	$1,179	$ 873
Aggregate carrying value of interests in funds	$3,913	$4,321
The firm has waived, and may waive in the future, certain management fees on selected money market funds to enhance the yield for investors in such funds. Management fees waived were $11 million for the three months ended June 2022, $161 million for the three months ended June 2021, $99 million for the six months ended June 2022 and $266 million for the six months ended June 2021.
The Volcker Rule restricts the firm from providing financial support to covered funds (as defined in the rule) after the expiration of the conformance period. As a general matter, in the ordinary course of business, the firm does not expect to provide additional voluntary financial support to any covered funds, but may choose to do so with respect to funds that are not subject to the Volcker Rule. However, any such support is not expected to be material to the results of operations of the firm. Except for the fee waivers noted above, the firm did not provide any additional financial support to its affiliated funds during either the three or six months ended June 2022 or June 2021.
In addition, in the ordinary course of business, the firm may also engage in other activities with its affiliated funds, including, among others, securities lending, trade execution, market-making, custody, and acquisition and bridge financing. See Note 18 for information about the firm’s investment commitments related to these funds.

83	Goldman Sachs June 2022 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Note 23.
Interest Income and Interest Expense
Interest is recorded over the life of the instrument on an accrual basis based on contractual interest rates.
The table below presents sources of interest income and interest expense.

	Three Months Ended June		Six Months Ended June

$ in millions	2022	2021	2022	2021
Deposits with banks	$ 277	$ 7	$ 285	$ 4
Collateralized agreements	372	(250)	170	(431)
Trading assets	1,127	1,130	2,217	2,323
Investments	474	378	855	885
Loans	1,900	1,295	3,450	2,515
Other interest	701	379	1,086	697
Total interest income	4,851	2,939	8,063	5,993
Deposits	794	316	1,164	659
Collateralized financings	307	25	318	8
Trading liabilities	482	372	914	745
Short-term borrowings	104	160	181	318
Long-term borrowings	1,176	741	1,930	1,634
Other interest	254	(304)	(5)	(482)
Total interest expense	3,117	1,310	4,502	2,882
Net interest income	$1,734	$1,629	$3,561	$3,111
In the table above:

•	Collateralized agreements includes rebates paid and interest income on securities borrowed.

•	Loans excludes interest on loans held for sale that are accounted for at the lower of cost or fair value. Such interest is included within other interest.

•	Other interest income includes interest income on customer debit balances, other interest-earning assets and loans held for sale that are accounted for at the lower of cost or fair value.

•	Collateralized financings consists of repurchase agreements and securities loaned.

•	Short- and long-term borrowings include both secured and unsecured borrowings.

•	Other interest expense includes rebates received on other interest-bearing liabilities and interest expense on customer credit balances.
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

Goldman Sachs June 2022 Form 10-Q	84

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

The table below presents the earliest tax years that remain subject to examination by major jurisdiction.

Jurisdiction	As of June 2022
U.S. Federal	2011
New York State and City	2015
United Kingdom	2017
Japan	2016
Hong Kong	2016
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

85	Goldman Sachs June 2022 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Segment Results
The table below presents a summary of the firm’s segment results.

	Three Months Ended June		Six Months Ended June

$ in millions	2022	2021	2022	2021
Investment Banking
Non-interest revenues	$ 1,982	$ 3,485	$ 4,288	$ 7,156
Net interest income	155	124	260	224
Total net revenues	2,137	3,609	4,548	7,380
Provision for credit losses	83	(107)	247	(270)
Operating expenses	1,105	1,955	2,353	3,818
Pre-tax earnings	$ 949	$ 1,761	$ 1,948	$ 3,832
Net earnings	$ 786	$ 1,413	$ 1,631	$ 3,111
Net earnings to common	$ 766	$ 1,393	$ 1,595	$ 3,072
Average common equity	$ 10,454	$ 9,792	$ 11,028	$10,078
Return on average common equity	29.3%	56.9%	28.9%	61.0%
Global Markets
Non-interest revenues	$ 5,980	$ 4,158	$ 13,122	$11,178
Net interest income	487	742	1,217	1,303
Total net revenues	6,467	4,900	14,339	12,481
Provision for credit losses	131	14	233	(6)
Operating expenses	3,366	3,373	7,127	7,558
Pre-tax earnings	$ 2,970	$ 1,513	$ 6,979	$ 4,929
Net earnings	$ 2,452	$ 1,201	$ 5,844	$ 4,002
Net earnings to common	$ 2,367	$ 1,121	$ 5,694	$ 3,851
Average common equity	$ 55,595	$44,430	$ 54,078	$42,741
Return on average common equity	17.0%	10.1%	21.1%	18.0%
Asset Management
Non-interest revenues	$ 966	$ 5,014	$ 1,365	$ 9,445
Net interest income	118	118	265	301
Total net revenues	1,084	5,132	1,630	9,746
Provision for credit losses	59	(65)	100	(12)
Operating expenses	1,461	1,943	2,556	3,833
Pre-tax earnings/(loss)	$ (436)	$ 3,254	$ (1,026)	$ 5,925
Net earnings/(loss)	$ (360)	$ 2,620	$ (859)	$ 4,810
Net earnings/(loss) to common	$ (382)	$ 2,592	$ (898)	$ 4,757
Average common equity	$ 24,310	$25,410	$ 24,132	$25,092
Return on average common equity	(6.3)%	40.8%	(7.4)%	37.9%
Consumer & Wealth Management
Non-interest revenues	$ 1,202	$ 1,102	$ 2,461	$ 2,202
Net interest income	974	645	1,819	1,283
Total net revenues	2,176	1,747	4,280	3,485
Provision for credit losses	394	66	648	126
Operating expenses	1,721	1,369	3,333	2,868
Pre-tax earnings	$ 61	$ 312	$ 299	$ 491
Net earnings	$ 49	$ 252	$ 250	$ 399
Net earnings to common	$ 35	$ 241	$ 226	$ 378
Average common equity	$ 15,167	$10,459	$ 14,345	$10,335
Return on average common equity	0.9%	9.2%	3.2%	7.3%
Total
Non-interest revenues	$ 10,130	$13,759	$ 21,236	$29,981
Net interest income	1,734	1,629	3,561	3,111
Total net revenues	11,864	15,388	24,797	33,092
Provision for credit losses	667	(92)	1,228	(162)
Operating expenses	7,653	8,640	15,369	18,077
Pre-tax earnings	$ 3,544	$ 6,840	$ 8,200	$15,177
Net earnings	$ 2,927	$ 5,486	$ 6,866	$12,322
Net earnings to common	$ 2,786	$ 5,347	$ 6,617	$12,058
Average common equity	$105,526	$90,091	$103,583	$88,246
Return on average common equity	10.6%	23.7%	12.8%	27.3%
In the table above:

•	Revenues and expenses directly associated with each segment are included in determining pre-tax earnings.

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

•
The firm reviews and makes any necessary adjustments to attributed equity in January of each year, to reflect, among other things, the results of the latest CCAR process, as well as projected changes in the firm’s balance sheet. The average common equity balances above incorporate such impact, as well as the changes in the size and composition of assets held in each of the firm’s segments that occurred during the respective periods.

The table below presents depreciation and amortization expense by segment.

	Three Months Ended June		Six Months Ended June

$ in millions	2022	2021	2022	2021
Investment Banking	$ 47	$ 46	$ 93	$ 94
Global Markets	223	194	444	362
Asset Management	170	196	298	386
Consumer & Wealth Management	130	84	227	176
Total	$570	$520	$1,062	$1,018
Segment Assets
The table below presents assets by segment.

	As of

$ in millions	June 2022	December 2021
Investment Banking	$ 154,593	$ 144,157
Global Markets	1,202,432	1,082,378
Asset Management	91,100	91,115
Consumer & Wealth Management	153,099	146,338
Total	$1,601,224	$1,463,988

Goldman Sachs June 2022 Form 10-Q	86

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

•	Consumer & Wealth Management: Wealth management: location of the sales team; Consumer banking: location of the client.
The table below presents total net revenues and
pre-tax
earnings by geographic region.

$ in millions	2022		2021
Three Months Ended June
Americas	$ 7,047	59%	$ 9,957	65%
EMEA	3,400	29%	3,478	22%
Asia	1,417	12%	1,953	13%
Total net revenues	$11,864	100%	$15,388	100%
Americas	$ 1,828	51%	$ 4,465	65%
EMEA	1,373	39%	1,675	25%
Asia	343	10%	700	10%
Total pre-tax earnings	$ 3,544	100%	$ 6,840	100%
Six Months Ended June
Americas	$14,433	58%	$20,782	63%
EMEA	7,250	29%	8,191	25%
Asia	3,114	13%	4,119	12%
Total net revenues	$24,797	100%	$33,092	100%
Americas	$ 4,144	50%	$ 9,480	62%
EMEA	3,164	39%	4,090	27%
Asia	892	11%	1,607	11%
Total pre-tax earnings	$ 8,200	100%	$15,177	100%
In the table above:

•	Substantially all of the amounts in Americas were attributable to the U.S.

•	Asia includes Australia and New Zealand.
Note 26.
Credit Concentrations
The firm’s concentrations of credit risk arise from its market-making, client facilitation, investing, underwriting, lending and collateralized transactions, and cash management activities, and may be impacted by changes in economic, industry or political factors. These activities expose the firm to many different industries and counterparties, and may also subject the firm to a concentration of credit risk to a particular central bank, counterparty, borrower or issuer, including sovereign issuers, or to a particular clearing house or exchange. The firm seeks to mitigate credit risk by actively monitoring exposures and obtaining collateral from counterparties as deemed appropriate.
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
The table below presents the credit concentrations included in trading cash instruments and investments.

	As of

$ in millions	June 2022	December 2021
U.S. government and agency obligations	$173,244	$141,191
Percentage of total assets	10.8%	9.6%
Non-U.S. government and agency obligations	$ 60,617	$ 51,426
Percentage of total assets	3.8%	3.5%
In addition, the firm had $245.36 billion as of June 2022 and $222.20 billion as of December 2021 of cash deposits held at central banks (included in cash and cash equivalents), of which $156.21 billion as of June 2022 and $122.01 billion as of December 2021 was held at the Federal Reserve.
As of both June 2022 and December 2021, the firm did not have credit exposure to any other counterparty that exceeded 2% of total assets.

87	Goldman Sachs June 2022 Form 10-Q

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

	As of

$ in millions	June 2022	December 2021
U.S. government and agency obligations	$130,049	$ 86,274
Non-U.S. government and agency obligations	$126,104	$141,588
In the table above:

•	Non-U.S. government and agency obligations primarily consists of securities issued by the governments of the U.K., Japan, Germany and France.

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
With respect to matters described below for which management has been able to estimate a range of reasonably possible loss where (i) actual or potential plaintiffs have claimed an amount of money damages, (ii) the firm is being, or threatened to be, sued by purchasers in a securities offering and is not being indemnified by a party that the firm believes will pay the full amount of any judgment, or (iii) the purchasers are demanding that the firm repurchase securities, management has estimated the upper end of the range of reasonably possible loss based on (a) in the case of (i), the amount of money damages claimed, (b) in the case of (ii), the difference between the initial sales price of the securities that the firm sold in such offering and the estimated lowest subsequent price of such securities prior to the action being commenced and (c) in the case of (iii), the price that purchasers paid for the securities less the estimated value, if any, as of June 2022 of the relevant securities, in each of cases (i), (ii) and (iii), taking into account any other factors believed to be relevant to the particular matter or matters of that type. As of the date hereof, the firm has estimated the upper end of the range of reasonably possible aggregate loss for such matters and for any other matters described below where management has been able to estimate a range of reasonably possible aggregate loss to be approximately $2.0 billion in excess of the aggregate reserves for such matters.
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

Goldman Sachs June 2022 Form 10-Q	88

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
On February 19, 2019, a purported shareholder derivative action relating to 1MDB was filed in the U.S. District Court for the Southern District of New York against Group Inc. and the directors at the time and a former chairman and chief executive officer of the firm. The second amended complaint filed on November 13, 2020, alleges breaches of fiduciary duties, including in connection with alleged insider trading by certain current and former directors, unjust enrichment and violations of the anti-fraud provisions of the Exchange Act, including in connection with Group Inc.’s common stock repurchases and solicitation of proxies, and seeks unspecified damages, disgorgement and injunctive relief. Defendants moved to dismiss this action on January 15, 2021. On May 13, 2022, the plaintiffs moved for an order to preliminarily approve a settlement among the parties.
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

89	Goldman Sachs June 2022 Form 10-Q

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

Goldman Sachs June 2022 Form 10-Q	90

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Banco Espirito Santo S.A. and Oak Finance
Beginning in February 2015, GSI commenced actions against Novo Banco S.A. (Novo Banco) in the English Commercial Court and the Bank of Portugal (BoP) in Portuguese Administrative Court in response to BoP’s decisions in December 2014, September 2015 and December 2015 to reverse an earlier transfer to Novo Banco of an $835 million facility agreement (the Facility), structured by GSI, between Oak Finance Luxembourg S.A. (Oak Finance), a special purpose vehicle formed in connection with the Facility, and Banco Espirito Santo S.A. (BES) prior to the failure of BES. In July 2018, the English Supreme Court found that the English courts will not have jurisdiction over GSI’s action unless and until the Portuguese Administrative Court finds against BoP in GSI’s parallel action. In July 2018, the Liquidation Committee for BES issued a decision seeking to claw back from GSI $54 million paid to GSI and $50 million allegedly paid to Oak Finance in connection with the Facility, alleging that GSI acted in bad faith in extending the Facility, including because GSI allegedly knew that BES was at risk of imminent failure. In October 2018, GSI commenced an action in Lisbon Commercial Court challenging the Liquidation Committee’s decision and has since also issued a claim against the Portuguese State seeking compensation for losses of approximately $222 million related to the failure of BES, together with a contingent claim for the $104 million sought by the Liquidation Committee.
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
Group Inc. is also a defendant in putative securities class actions filed beginning in October 2021 and consolidated in the U.S. District Court for the Southern District of New York. The complaints allege that Group Inc., along with another financial institution, sold shares in Baidu Inc. (Baidu), Discovery Inc. (Discovery), GSX Techedu Inc. (Gaotu), iQIYI Inc. (iQIYI), Tencent Music Entertainment Group (Tencent), ViacomCBS, and Vipshop Holdings Ltd. (Vipshop) based on material nonpublic information regarding the liquidation of Archegos’ position in Baidu, Discovery, Gaotu, iQIYI, Tencent, ViacomCBS and Vipshop, respectively. The complaints generally assert violations of Sections 10(b), 20A and 20(a) of the Exchange Act and seek unspecified damages. On June 13, 2022, the plaintiffs in the class actions filed amended complaints.
On January 24, 2022, the firm received a demand from an alleged shareholder under Section 220 of the Delaware General Corporation Law for books and records relating to, among other things, the firm’s involvement with Archegos and the firm’s controls with respect to insider trading.

91	Goldman Sachs June 2022 Form 10-Q

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
On May

14,

2021, the plaintiffs filed a second amended complaint in the district court, purporting to add the plaintiffs from the state court action as additional class representatives. On October

1,

2021, defendants’ motion to dismiss the additional class representatives from the second amended complaint was denied, and on July

26,

2022, the district court granted the plaintiffs’ motion for class certification.
Venator Materials PLC.
GS&Co. is among the underwriters named as defendants in putative securities class actions in Texas District Court, Dallas County, New York Supreme Court, New York County, and the U.S. District Court for the Southern District of Texas, filed beginning in February 2019, relating to Venator Materials PLC’s (Venator) $522 million August 2017 initial public offering and $534 million December 2017 secondary equity offering. In addition to the underwriters, the defendants include Venator, certain of its officers and directors and certain of its shareholders. GS&Co. underwrote 6,351,347 shares of common stock in the August 2017 initial public offering representing an aggregate offering price of approximately $127 million and 5,625,768 shares of common stock in the December 2017 secondary equity offering representing an aggregate offering price of approximately $127 million. On January 21, 2020, the Texas Court of Appeals reversed the Texas District Court and dismissed the claims against the underwriter defendants, including GS&Co., in the Texas state court action for lack of personal jurisdiction. On March 22, 2021, the defendants’ motion to dismiss the New York state court action was granted and the plaintiffs filed a notice of appeal. On July 7, 2021, the court in the federal action granted in part and denied in part defendants’ motion to dismiss the consolidated complaint. On August 16, 2021, the plaintiffs in the federal action filed an amended consolidated complaint. On November 19, 2021, the plaintiffs in the federal action moved for class certification. On February 28, 2022, the plaintiffs stipulated to withdraw the appeal in the New York state court action after the parties reached a settlement, and on March 29, 2022, the Appellate Division of the Supreme Court of the State of New York for the First Department deemed the appeal withdrawn. On May 19, 2022, the federal court preliminarily approved a settlement among the parties. Under the terms of the settlement, the firm will not be required to contribute to the settlement.
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

Goldman Sachs June 2022 Form 10-Q	92

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
Skillz Inc.
GS&Co. is among the underwriters named as defendants in an amended consolidated complaint for a putative securities class action filed on October 8, 2021 in the U.S. District Court for the Northern District of California relating to Skillz Inc.’s (Skillz) approximately $883 million March 2021 public offering of common stock. In addition to the underwriters, the defendants include Skillz and certain of its officers and directors. GS&Co. underwrote 8,832,000 shares of common stock representing an aggregate offering price of approximately $212 million. On July 5, 2022, the defendants’ motion to dismiss the amended consolidated complaint was granted with leave to replead.
ContextLogic Inc.
GS&Co. is among the underwriters named as defendants in putative securities class actions filed beginning on May 17, 2021 and consolidated in the U.S. District Court for the Northern District of California, relating to ContextLogic Inc.’s (ContextLogic) $1.1 billion December 2020 initial public offering of common stock. In addition to the underwriters, the defendants include ContextLogic and certain of its officers and directors. GS&Co. underwrote 16,169,000 shares of common stock representing an aggregate offering price of approximately $388 million. On July 15, 2022, the plaintiffs filed a consolidated amended complaint.
DiDi Global Inc.
Goldman Sachs (Asia) L.L.C. (GS Asia) is among the underwriters named as defendants in putative securities class actions filed beginning on July 6, 2021 in the U.S. District Courts for the Southern District of New York and the Central District of California and New York Supreme Court, County of New York, relating to DiDi Global Inc.’s (DiDi) $4.4 billion June 2021 initial public offering of American Depositary Shares (ADS). In addition to the underwriters, the defendants include DiDi and certain of its officers and directors. GS Asia underwrote 104,554,000 ADS representing an aggregate offering price of approximately $1.5 billion. On September 22, 2021, plaintiffs in the California action voluntarily dismissed their claims without prejudice. On May 5, 2022, plaintiffs in the consolidated federal action filed a second consolidated amended complaint, which includes allegations of violations of Sections 10(b) and 20A of the Exchange Act against the underwriter defendants. On June 3, 2022, the defendants moved to dismiss the second consolidated amended complaint.
Vroom Inc.
GS&Co. is among the underwriters named as defendants in an amended complaint for a putative securities class action filed on October 4, 2021 in the U.S. District Court for the Southern District of New York relating to Vroom Inc.’s (Vroom) approximately $589 million September 2020 public offering of common stock. In addition to the underwriters, the defendants include Vroom and certain of its officers and directors. GS&Co. underwrote 3,886,819 shares of common stock representing an aggregate offering price of approximately $212 million. On December 20, 2021, the defendants served a motion to dismiss the consolidated complaint.
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

93	Goldman Sachs June 2022 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Sea Limited.
GS Asia is among the underwriters named as defendants in putative securities class actions filed on February 11, 2022 and June 17, 2022, respectively, in New York Supreme Court, County of New York, relating to Sea Limited’s approximately $4.0 billion September 2021 public offering of ADS and approximately $2.9 billion September 2021 public offering of convertible senior notes, respectively. In addition to the underwriters, the defendants include Sea Limited, certain of its officers and directors and certain of its shareholders. GS Asia underwrote 8,222,500 ADS representing an aggregate offering price of approximately $2.6 billion and convertible senior notes representing an aggregate offering price of approximately $1.9 billion. On May 16, 2022, the plaintiffs in the ADS action filed an amended complaint.
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
Robinhood Markets, Inc.
GS&Co. is among the underwriters named as defendants in a putative securities class action filed on December 17, 2021 in the U.S. District Court for the Northern District of California relating to Robinhood Markets, Inc.’s (Robinhood) approximately $2.2 billion July 2021 initial public offering. In addition to the underwriters, the defendants include Robinhood and certain of its officers and directors. GS&Co. underwrote 18,039,706 shares of common stock representing an aggregate offering price of approximately $686 million. On June 20, 2022, the plaintiffs filed an amended complaint.
ON24, Inc.
GS&Co. is among the underwriters named as defendants in a putative securities class action filed on November 3, 2021 in the U.S. District Court for the Northern District of California relating to ON24, Inc.’s (ON24) approximately $492 million February 2021 initial public offering of common stock. In addition to the underwriters, the defendants include ON24 and certain of its officers and directors. GS&Co. underwrote 3,616,785 shares of common stock representing an aggregate offering price of approximately $181 million. On March 18, 2022, the plaintiffs filed an amended consolidated complaint. On May 2, 2022, the defendants moved to dismiss the amended consolidated complaint.
Riskified Ltd.
GS&Co. is among the underwriters named as defendants in a putative securities class action filed on May 2, 2022 in the U.S. District Court for the Southern District of New York relating to Riskified Ltd.’s (Riskified) approximately $423 million July 2021 initial public offering. In addition to the underwriters, the defendants include Riskified and certain of its officers and directors. GS&Co. underwrote 6,981,128 shares of common stock representing an aggregate offering price of approximately $147 million.
Oscar Health, Inc.
GS&Co. is among the underwriters named as defendants in a putative securities class action filed on May 12, 2022 in the U.S. District Court for the Southern District of New York relating to Oscar Health, Inc.’s (Oscar Health) approximately $1.4 billion March 2021 initial public offering. In addition to the underwriters, the defendants include Oscar Health and certain of its officers and directors. GS&Co. underwrote 12,760,633 shares of common stock representing an aggregate offering price of approximately $498 million.

Goldman Sachs June 2022 Form 10-Q	94

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

Oak Street Health, Inc.
GS&Co. is among the underwriters named as defendants in an amended complaint for a putative securities class action filed on May 25, 2022 in the U.S. District Court for the Northern District of Illinois relating to Oak Street Health, Inc.’s (Oak Street) $377 million August 2020 initial public offering, $298 million December 2020 secondary equity offering, $691 million February 2021 secondary equity offering and $747 million May 2021
secondary equity offering. In addition to the underwriters, the defendants include Oak Street, certain of its officers and directors and certain of its shareholders. GS&Co. underwrote
 4,157,103 shares of common stock in the August 2020 initial public offering representing an aggregate offering price of approximately $87 million, 1,503,944 shares of common stock in the December 2020 secondary equity offering representing an aggregate offering price of approximately $69 million, 3,083,098 shares of common stock in the February 2021 secondary equity offering representing an aggregate offering price of approximately $173 million and 3,013,065 shares of common stock in the May 2021 secondary equity offering representing an aggregate offering price of approximately $187 million.
Reata Pharmaceuticals, Inc.
GS&Co. is among the underwriters named as defendants in a consolidated amended complaint for a putative securities class action filed on June 21, 2022 in the U.S. District Court for the Eastern District of Texas relating to Reata Pharmaceuticals, Inc.’s (Reata) approximately $282 million December 2020 public offering of common stock. In addition to the underwriters, the defendants include Reata and certain of its officers and directors. GS&Co. underwrote 1,000,000 shares of common stock representing an aggregate offering price of approximately $141 million.
Bright Health Group, Inc.
GS&Co. is among the underwriters named as defendants in an amended complaint for a putative securities class action filed on June 24, 2022 in the U.S. District Court for the Eastern District of New York relating to Bright Health Group, Inc.’s (Bright Health) approximately $924 million June 2021 initial public offering of common stock. In addition to the underwriters, the defendants include Bright Health and certain of its officers and directors. GS&Co. underwrote 11,297,000 shares of common stock representing an aggregate offering price of approximately $203 million.

17 Education & Technology Group Inc.
GS Asia is among the underwriters named as defendants in a putative securities class action filed on July 19, 2022 in the U.S. District Court for the Central District of California relating to 17 Education & Technology Group Inc.’s (17EdTech) approximately $331 million December 2020 initial public offering of ADS. In addition to the underwriters, the defendants include 17EdTech and certain of its officers and directors. GS Asia underwrote 12,604,000 ADS representing an aggregate offering price of approximately $132 million.

Investment Management Services
Group Inc. and certain of its affiliates are parties to various civil litigation and arbitration proceedings and other disputes with clients relating to losses allegedly sustained as a result of the firm’s investment management services. These claims generally seek, among other things, restitution or other compensatory damages and, in some cases, punitive damages.
Securities Lending Antitrust Litigation
Group Inc. and GS&Co. were among the defendants named in a putative antitrust class action and three individual actions relating to securities lending practices filed in the U.S. District Court for the Southern District of New York beginning in August 2017. The complaints generally assert claims under federal and state antitrust law and state common law in connection with an alleged conspiracy among the defendants to preclude the development of electronic platforms for securities lending transactions. The individual complaints also assert claims for tortious interference with business relations and under state trade practices law and, in the second and third individual actions, unjust enrichment under state common law. The complaints seek declaratory and injunctive relief, as well as unspecified amounts of compensatory, treble, punitive and other damages. Group Inc. was voluntarily dismissed from the putative class action on January 26, 2018. Defendants’ motion to dismiss the class action complaint was denied on September 27, 2018. Defendants’ motion to dismiss the first individual action was granted on August 7, 2019. On September 30, 2021, the defendants’ motion to dismiss the second and third individual actions, which were consolidated in June 2019, was granted. On October 25, 2021, the plaintiff in the second individual action appealed to the Second Circuit Court of Appeals. On June 30, 2022, the Magistrate Judge recommended that the plaintiffs’ motion for class certification in the putative class action be granted in part and denied in part.
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

95	Goldman Sachs June 2022 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

GS&Co. is also among the defendants named in a related putative class action filed on June 2, 2021 in the U.S. District Court for the Southern District of New York. The complaint alleges the same conspiracy in the market for VRDOs as that alleged in the consolidated amended complaint filed on May 31, 2019, and asserts federal antitrust law, state law and state common law claims against the defendants. The complaint seeks declaratory and injunctive relief, as well as unspecified amounts of compensatory, treble and other damages. On August 6, 2021, plaintiffs in the May 31, 2019 action filed an amended complaint consolidating the June 2, 2021 action with the May 31, 2019 action. On September 14, 2021, defendants filed a joint partial motion to dismiss the August 6, 2021 amended consolidated complaint. On June 28, 2022, the court granted in part and denied in part the defendants’ motion to dismiss, dismissing the state breach of fiduciary duty claims against GS&Co., but declining to dismiss any portion of the federal antitrust law claims.
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
G
S&Co., GSI, J. Aron & Company and Metro International Trade Services (Metro), a previously consolidated subsidiary of Group Inc. that was sold in the fourth quarter of 2014, are among the defendants in a number of putative class and individual actions filed beginning on August 1, 2013 and consolidated in the U.S. District Court for the Southern District of New York. The complaints generally allege violations of federal antitrust laws and state laws in connection with the storage of aluminum and aluminum trading. The complaints seek declaratory, injunctive and other equitable relief, as well as unspecified monetary damages, including treble damages. In December 2016, the district court granted defendants’ motions to dismiss and on August 27, 2019, the Second Circuit vacated the district court’s dismissals and remanded the case to district court for further proceedings. On July 23, 2020, the district court denied the class plaintiffs’ motion for class certification, and on December 16, 2020 the Second Circuit denied leave to appeal the denial. On February 17, 2021, the district court granted defendants’ motion for summary judgment with respect to the claims of most of the individual plaintiffs. On April 14, 2021, the plaintiffs appealed to the Second Circuit Court of Appeals. On May 31, 2022, the two remaining individual plaintiffs entered into a settlement with the defendants. The firm has paid the full amount of its contribution to the settlement.
In connection with the sale of Metro, the firm agreed to provide indemnities to the buyer, including for any potential liabilities for legal or regulatory proceedings arising out of the conduct of Metro’s business while the firm owned it.

Goldman Sachs June 2022 Form 10-Q	96

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

U.S. Treasury Securities Litigation
GS&Co. is among the primary dealers named as defendants in several putative class actions relating to the market for U.S. Treasury securities, filed beginning in July 2015 and consolidated in the U.S. District Court for the Southern District of New York. GS&Co. is also among the primary dealers named as defendants in a similar individual action filed in the U.S. District Court for the Southern District of New York on August 25, 2017. The consolidated class action complaint, filed on December 29, 2017, generally alleges that the defendants violated antitrust laws in connection with an alleged conspiracy to manipulate the when-issued market and auctions for U.S. Treasury securities and that certain defendants, including GS&Co., colluded to preclude trading of U.S. Treasury securities on electronic trading platforms in order to impede competition in the bidding process. The individual action alleges a similar conspiracy regarding manipulation of the when-issued market and auctions, as well as related futures and options in violation of the Commodity Exchange Act. The complaints seek declaratory and injunctive relief, treble damages in an unspecified amount and restitution. Defendants’ motion to dismiss was granted on March 31, 2021. On May 14, 2021, plaintiffs filed an amended complaint. Defendants’ motion to dismiss the amended complaint was granted on March 31, 2022. On April 28, 2022, plaintiffs appealed to the Second Circuit Court of Appeals.
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

97	Goldman Sachs June 2022 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

On March 30, 2018, the district court certified a damages class as to the plaintiffs’ disparate impact and treatment claims. On September 4, 2018, the Second Circuit Court of Appeals denied defendants’ petition for interlocutory review of the district court’s class certification decision and subsequently denied defendants’ petition for rehearing. On September 27, 2018, plaintiffs advised the district court that they would not seek to certify a class for injunctive and declaratory relief. On March 26, 2020, the Magistrate Judge in the district court granted in part a motion to compel arbitration as to class members who are parties to certain agreements with Group Inc. and/or GS&Co. in which they agreed to arbitrate employment-related disputes. On April 16, 2020, plaintiffs submitted objections to the Magistrate Judge’s order and defendants submitted conditional objections in the event that the district judge overturned any portion of the Magistrate Judge’s order. On July 22, 2021, defendants filed a motion to decertify the class. On September 15, 2021, the district court affirmed the decision of the Magistrate Judge to compel arbitration. On March 17, 2022, the district court denied the plaintiffs’ motion for partial summary judgment as to a portion of the disparate impact claim, granted in part and denied in part the defendants’ motion for summary judgment as to plaintiffs’ disparate impact and treatment claims, denied the defendants’ motion to decertify the class, and granted in part and denied in part the parties’ respective motions to preclude certain expert testimony.
Communications Recordkeeping Investigation and Review
The firm is in advanced discussions with the SEC and CFTC to resolve investigations of the firm’s compliance with records preservation requirements relating to business communications sent over electronic messaging channels that have not been approved by the firm. There can be no assurances that these discussions will lead to resolution of the investigations.
Consumer Investigation and Review
The firm is cooperating with the Consumer Financial Protection Bureau in connection with an investigation of GS Bank USA’s credit card account management practices, including with respect to the application of refunds, crediting of nonconforming payments, billing error resolution, advertisements, and reporting to credit bureaus.
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

The firm is cooperating with all such governmental and regulatory investigations and reviews.

Goldman Sachs June 2022 Form 10-Q	98

Report of Independent Registered Public Accounting Firm

To the Board of Directors and the Shareholders of The Goldman Sachs Group, Inc.:
Results of Review of Interim Financial Statements
We have reviewed the accompanying consolidated balance sheet of The Goldman Sachs Group, Inc. and its subsidiaries (the Company) as of June 30, 2022, the related consolidated statements of earnings, comprehensive income and changes in shareholders’ equity for the three and six month periods ended June 30, 2022 and 2021, and the consolidated statements of cash flows for the six month periods ended June 30, 2022 and 2021, including the related notes (collectively referred to as the “interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.
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
/s/ PricewaterhouseCoopers LLP
New York, New York
August 3, 2022

99	Goldman Sachs June 2022 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Statistical Disclosures

Distribution of Assets, Liabilities and Shareholders’ Equity
The tables below present information about average balances, interest and average interest rates.

	Average Balance for the

	Three Months Ended June		Six Months Ended June

$ in millions	2022	2021	2022	2021
Assets
U.S.	$ 146,786	$ 108,501	$ 139,663	$ 93,707
Non-U.S.	110,036	86,395	109,247	82,644
Deposits with banks	256,822	194,896	248,910	176,351
U.S.	256,014	209,228	260,353	191,728
Non-U.S.	171,899	142,133	172,688	125,768
Collateralized agreements	427,913	351,361	433,041	317,496
U.S.	159,288	166,787	162,093	177,936
Non-U.S.	126,807	141,406	129,014	135,798
Trading assets	286,095	308,193	291,107	313,734
U.S.	94,362	69,850	82,820	69,484
Non-U.S.	14,717	18,756	15,831	18,661
Investments	109,079	88,606	98,651	88,145
U.S.	142,721	102,168	137,237	98,634
Non-U.S.	23,015	21,506	23,136	21,281
Loans	165,736	123,674	160,373	119,915
U.S.	101,711	97,019	102,674	91,007
Non-U.S.	63,387	51,737	62,756	54,103
Other interest-earning assets	165,098	148,756	165,430	145,110
Interest-earning assets	1,410,743	1,215,486	1,397,512	1,160,751
Cash and due from banks	7,691	13,037	8,274	11,807
Other non-interest-earning assets	145,767	128,504	140,118	130,608
Assets	$1,564,201	$1,357,027	$1,545,904	$1,303,166
Liabilities
U.S.	$ 297,332	$ 218,196	$ 291,885	$ 209,996
Non-U.S.	74,562	75,841	76,787	69,167
Interest-bearing deposits	371,894	294,037	368,672	279,163
U.S.	109,624	105,444	112,467	104,097
Non-U.S.	85,866	73,170	86,768	61,417
Collateralized financings	195,490	178,614	199,235	165,514
U.S.	89,393	73,941	81,672	73,159
Non-U.S.	89,551	77,696	87,320	71,420
Trading liabilities	178,944	151,637	168,992	144,579
U.S.	34,735	35,054	31,098	35,388
Non-U.S.	30,245	37,468	29,546	36,202
Short-term borrowings	64,980	72,522	60,644	71,590
U.S.	223,037	214,605	227,735	207,155
Non-U.S.	35,766	29,062	34,089	28,736
Long-term borrowings	258,803	243,667	261,824	235,891
U.S.	171,485	134,723	167,878	129,552
Non-U.S.	98,060	83,493	97,950	79,685
Other interest-bearing liabilities	269,545	218,216	265,828	209,237
Interest-bearing liabilities	1,339,656	1,158,693	1,325,195	1,105,974
Non-interest-bearing deposits	4,787	6,046	5,061	6,271
Other non-interest-bearing liabilities	103,529	92,994	101,362	93,186
Liabilities	1,447,972	1,257,733	1,431,618	1,205,431
Shareholders’ equity
Preferred stock	10,703	9,203	10,703	9,489
Common stock	105,526	90,091	103,583	88,246
Shareholders’ equity	116,229	99,294	114,286	97,735
Liabilities and shareholders’ equity	$1,564,201	$1,357,027	$1,545,904	$1,303,166
Percentage attributable to non-U.S. operations
Interest-earning assets	36.14%	38.00%	36.68%	37.76%
Interest-bearing liabilities	30.91%	32.51%	31.12%	31.34%

	Interest for the

	Three Months Ended June		Six Months Ended June

$ in millions	2022	2021	2022	2021
Assets
U.S.	$ 309	$ 31	$ 372	$ 55
Non-U.S.	(32)	(24)	(87)	(51)
Deposits with banks	277	7	285	4
U.S.	359	(87)	272	(169)
Non-U.S.	13	(163)	(102)	(262)
Collateralized agreements	372	(250)	170	(431)
U.S.	702	646	1,439	1,438
Non-U.S.	425	484	778	885
Trading assets	1,127	1,130	2,217	2,323
U.S.	342	226	569	582
Non-U.S.	132	152	286	303
Investments	474	378	855	885
U.S.	1,640	1,063	2,948	2,076
Non-U.S.	260	232	502	439
Loans	1,900	1,295	3,450	2,515
U.S.	506	320	805	580
Non-U.S.	195	59	281	117
Other interest-earning assets	701	379	1,086	697
Interest-earning assets	$4,851	$2,939	$8,063	$5,993
Liabilities
U.S.	$ 653	$ 266	$ 954	$ 557
Non-U.S.	141	50	210	102
Interest-bearing deposits	794	316	1,164	659
U.S.	237	47	280	59
Non-U.S.	70	(22)	38	(51)
Collateralized financings	307	25	318	8
U.S.	220	116	432	265
Non-U.S.	262	256	482	480
Trading liabilities	482	372	914	745
U.S.	70	144	131	288
Non-U.S.	34	16	50	30
Short-term borrowings	104	160	181	318
U.S.	1,132	722	1,862	1,590
Non-U.S.	44	19	68	44
Long-term borrowings	1,176	741	1,930	1,634
U.S.	128	(263)	(159)	(420)
Non-U.S.	126	(41)	154	(62)
Other interest-bearing liabilities	254	(304)	(5)	(482)
Interest-bearing liabilities	$3,117	$1,310	$4,502	$2,882
Net interest income
U.S.	$1,418	$1,167	$2,905	$2,223
Non-U.S.	316	462	656	888
Net interest income	$1,734	$1,629	$3,561	$3,111

Goldman Sachs June 2022 Form 10-Q	100

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Statistical Disclosures

	Annualized Average Rate for the

	Three Months Ended June		Six Months Ended June

	2022	2021	2022	2021
Assets
U.S.	0.84%	0.11%	0.54%	0.12%
Non-U.S.	(0.12)%	(0.11)%	(0.16)%	(0.12)%
Deposits with banks	0.43%	0.01%	0.23%	–
U.S.	0.56%	(0.17)%	0.21%	(0.18)%
Non-U.S.	0.03%	(0.46)%	(0.12)%	(0.42)%
Collateralized agreements	0.35%	(0.29)%	0.08%	(0.27)%
U.S.	1.76%	1.55%	1.79%	1.63%
Non-U.S.	1.34%	1.37%	1.21%	1.31%
Trading assets	1.58%	1.47%	1.53%	1.49%
U.S.	1.45%	1.30%	1.38%	1.69%
Non-U.S.	3.59%	3.25%	3.63%	3.27%
Investments	1.74%	1.71%	1.74%	2.02%
U.S.	4.60%	4.17%	4.32%	4.24%
Non-U.S.	4.52%	4.33%	4.36%	4.16%
Loans	4.59%	4.20%	4.33%	4.23%
U.S.	1.99%	1.32%	1.58%	1.29%
Non-U.S.	1.23%	0.46%	0.90%	0.44%
Other interest-earning assets	1.70%	1.02%	1.32%	0.97%
Interest-earning assets	1.38%	0.97%	1.16%	1.04%
Liabilities
U.S.	0.88%	0.49%	0.66%	0.53%
Non-U.S.	0.76%	0.26%	0.55%	0.30%
Interest-bearing deposits	0.85%	0.43%	0.63%	0.48%
U.S.	0.86%	0.18%	0.50%	0.11%
Non-U.S.	0.33%	(0.12)%	0.09%	(0.17)%
Collateralized financings	0.63%	0.06%	0.32%	0.01%
U.S.	0.98%	0.63%	1.06%	0.73%
Non-U.S.	1.17%	1.32%	1.11%	1.36%
Trading liabilities	1.08%	0.98%	1.09%	1.04%
U.S.	0.81%	1.65%	0.85%	1.64%
Non-U.S.	0.45%	0.17%	0.34%	0.17%
Short-term borrowings	0.64%	0.88%	0.60%	0.90%
U.S.	2.03%	1.35%	1.64%	1.55%
Non-U.S.	0.49%	0.26%	0.40%	0.31%
Long-term borrowings	1.82%	1.22%	1.48%	1.40%
U.S.	0.30%	(0.78)%	(0.19)%	(0.65)%
Non-U.S.	0.51%	(0.20)%	0.32%	(0.16)%
Other interest-bearing liabilities	0.38%	(0.56)%	–	(0.46)%
Interest-bearing liabilities	0.93%	0.45%	0.68%	0.53%
Interest rate spread	0.45%	0.52%	0.48%	0.51%
U.S.	0.63%	0.62%	0.66%	0.62%
Non-U.S.	0.25%	0.40%	0.26%	0.41%
Net yield on interest-earning assets	0.49%	0.54%	0.51%	0.54%
In the tables above:

•	Assets, liabilities and interest are classified as U.S. and non-U.S. based on the location of the legal entity in which the assets and liabilities are held.

•	Derivative instruments and commodities are included in other non-interest-earning assets and other non-interest-bearing liabilities.

•
Collateralized agreements included $237.23 billion of resale agreements and $190.68 billion of securities borrowed for the three months ended June 2022, $159.57 billion of resale agreements and $191.79 billion of securities borrowed for the three months ended June 2021, $241.68 billion of resale agreements and $191.36 billion of securities borrowed for the six months ended June 2022, and $138.45 billion of resale agreements and $179.05 billion of securities borrowed for the six months ended June 2021.

•	Other interest-earning assets primarily consists of receivables from customers and counterparties.

•
Collateralized financings included $154.10 billion of repurchase agreements and $41.39 billion of securities loaned for the three months ended June 2022, $141.95 billion of repurchase agreements and $36.66 billion of securities loaned for the three months ended June 2021, $156.03 billion of repurchase agreements and $43.21 billion of securities loaned for the six months ended June 2022, and $132.42 billion of repurchase agreements, and $33.09 billion of securities loaned for the six months ended June 2021.

•	Substantially all of the other interest-bearing liabilities consists of payables to customers and counterparties.

•	Interest rates for borrowings include the effects of interest rate swaps accounted for as hedges.

•	Loans exclude loans held for sale that are accounted for at the lower of cost or fair value. Such loans are included within other interest-earning assets.

•	Short- and long-term borrowings include both secured and unsecured borrowings.

101	Goldman Sachs June 2022 Form 10-Q

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
are to our Quarterly Report on
Form 10-Q
for the quarterly period ended June 30, 2022. All references to “the consolidated financial statements” or “Statistical Disclosures” are to Part I, Item 1 of this
Form 10-Q.
The consolidated financial statements are unaudited. All references to June 2022, March 2022 and June 2021 refer to our periods ended, or the dates, as the context requires, June 30, 2022, March 31, 2022 and June 30, 2021, respectively. All references to December 2021 refer to the date December 31, 2021. Any reference to a future year refers to a year ending on December 31 of that year. Certain reclassifications have been made to previously reported amounts to conform to the current presentation.
Executive Overview
Three Months Ended June 2022 versus June 2021.
We generated net earnings of $2.93 billion for the second quarter of 2022, compared with $5.49 billion for the second quarter of 2021. Diluted earnings per common share (EPS) was $7.73 for the second quarter of 2022 compared with $15.02 for the second quarter of 2021. Annualized return on average common shareholders’ equity (ROE) was 10.6% for the second quarter of 2022, compared with 23.7% for the second quarter of 2021. Book value per common share was $301.88 as of June 2022, 2.9% higher compared with March 2022 and 6.2% higher compared with December 2021.
Net revenues were $11.86 billion for the second quarter of 2022, 23% lower than a strong second quarter of 2021, reflecting significantly lower net revenues in Asset Management and Investment Banking, partially offset by significantly higher net revenues in Global Markets and Consumer & Wealth Management. Broad macroeconomic concerns and the prolonged war in Ukraine continued to contribute to the volatility in global equity prices, wider credit spreads and higher interest rates, contributing to net losses in Equity investments and significantly lower net revenues in Lending and debt investments within Asset Management and significantly lower net revenues in Underwriting within Investment Banking. Net revenues in Global Markets reflected strong contributions from both Fixed Income, Currency and Commodities (FICC) and Equities, particularly in financing, and net revenues in Consumer & Wealth Management reflected growth in both Wealth management and Consumer banking.
Provision for credit losses was $667 million for the second quarter of 2022, compared with a net benefit of $92 million in the second quarter of 2021. Provisions for the second quarter of 2022 reflected portfolio growth (primarily in credit cards) and the impact of broad macroeconomic concerns. The net benefit for the second quarter of 2021 reflected reserve reductions as the economic environment continued to improve following the initial impact of the coronavirus
(COVID-19)
pandemic, partially offset by portfolio growth.

Goldman Sachs June 2022 Form 10-Q	102

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

Operating expenses were $7.65 billion for the second quarter of 2022, 11% lower than the second quarter of 2021, reflecting significantly lower compensation and benefits expenses (reflecting a decline in operating performance compared with a strong prior year period), partially offset by higher non-compensation
expenses. Our efficiency ratio (total operating expenses divided by total net revenues) for the second quarter of 2022 was 64.5%, compared with 56.1% for the second quarter of 2021.
We returned $1.22 billion of capital to common shareholders, including $500 million of common share repurchases and $719 million of common stock dividends. As of June 2022, our Common Equity Tier 1 (CET1) capital ratio was 14.2% under the Standardized Capital Rules and 14.3% under the Advanced Capital Rules. See Note 20 to the consolidated financial statements for further information about our capital ratios.
In April 2022, we completed the acquisition of NN Investment Partners (NNIP) in our Asset Management business.
Six Months Ended June 2022 versus June 2021.
We generated net earnings of $6.87 billion for the first half of 2022 compared with $12.32 billion for the first half of 2021. Diluted EPS was $18.47 for the first half of 2022 compared with $33.64 for the first half of 2021. Annualized ROE was 12.8% for the first half of 2022, compared with 27.3% for the first half of 2021.
Net revenues were $24.80 billion for the first half of 2022, 25% lower than a strong first half of 2021, reflecting significantly lower net revenues in Asset Management and Investment Banking, partially offset by higher net revenues in Global Markets and Consumer & Wealth Management. Broad macroeconomic and geopolitical concerns led to volatility in global equity prices and wider credit spreads, contributing to net losses in Equity investments and significantly lower net revenues in Lending and debt investments within Asset Management and significantly lower net revenues in Equity underwriting within Investment Banking. Net revenues in Global Markets reflected significantly higher net revenues in FICC, partially offset by slightly lower net revenues in Equities compared with a strong prior year period, and net revenues in Consumer & Wealth Management reflected growth in both Wealth management and Consumer banking.
Provision for credit losses was $1.23 billion for the first half of 2022, compared with a net benefit of $162 million in the first half of 2021. Provisions in the first half of 2022 primarily reflected portfolio growth (primarily in credit cards) and the impact of macroeconomic and geopolitical concerns. The net benefit in the first half of 2021 reflected reserve reductions as the broad economic environment continued to improve following the initial impact of the
COVID-19
pandemic, partially offset by portfolio growth.
Operating expenses were $15.37 billion for the first half of 2022, 15% lower than the first half of 2021, reflecting significantly lower compensation and benefits expenses (reflecting a decline in operating performance compared with a strong prior year period), partially offset by higher non-compensation
expenses. Our efficiency ratio for the first half of 2022 was 62.0%, compared with 54.6% for the first half of 2021.
During the first half of 2022, we returned $2.43 billion of capital to common shareholders, including $1.00 billion of common share repurchases and $1.43 billion of common stock dividends.
Business Environment
During the second quarter of 2022, the continuation of broad macroeconomic and geopolitical concerns, including inflationary pressures and the prolonged war in Ukraine, and uncertainty about the outlook weighed on economic activity and kept market volatility high. In response, global central banks have continued to tighten monetary policy with additional policy interest rates increases during the quarter. These factors contributed to a decrease in global equity prices and wider corporate credit spreads compared with the end of the first quarter of 2022.
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

103	Goldman Sachs June 2022 Form 10-Q

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
Instruments classified in level 3 of the fair value hierarchy are those which require one or more significant inputs that are not observable. Level 3 financial assets represented 1.8% as of June 2022, and 1.6% as of both March 2022 and December 2021, of our total assets. See Notes 4 through 10 to the consolidated financial statements for further information about level 3 financial assets, including changes in level 3 financial assets and related fair value measurements. Absent evidence to the contrary, instruments classified in level 3 of the fair value hierarchy are initially valued at transaction price, which is considered to be the best initial estimate of fair value. Subsequent to the transaction date, we use other methodologies to determine fair value, which vary based on the type of instrument. Estimating the fair value of level 3 financial instruments requires judgments to be made. These judgments include:

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

Goldman Sachs June 2022 Form 10-Q	104

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
Allowance for Credit Losses
We estimate and record an allowance for credit losses related to our loans held for investment that are accounted for at amortized cost. To determine the allowance for credit losses, we classify our loans accounted for at amortized cost into wholesale and consumer portfolios. These portfolios represent the level at which we have developed and documented our methodology to determine the allowance for credit losses. The allowance for credit losses is measured on a collective basis for loans that exhibit similar risk characteristics using a modeled approach and on an asset-specific basis for loans that do not share similar risk characteristics.
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

105	Goldman Sachs June 2022 Form 10-Q

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
To estimate the potential impact of an adverse macroeconomic environment on our allowance for credit losses, we, among other things, compared the expected credit losses under the weighted average forecast used in the calculation of allowance for credit losses as of June 2022 (which was weighted towards the baseline and adverse economic scenarios) to the expected credit losses under a 100% weighted adverse economic scenario. The adverse macroeconomic scenario assumes a global recession in the second half of 2022 through the first half of 2023 resulting in an economic contraction, decline in consumer spending and rising unemployment rates. A 100% weighting to the adverse economic scenario would have resulted in an approximate $1.1 billion increase in our allowance for credit losses as of June 2022. This hypothetical increase does not take into consideration any potential adjustments to qualitative reserves. The forecasts of macroeconomic conditions are inherently uncertain and do not take into account any other offsetting or correlated effects. The actual credit loss in an adverse macroeconomic environment may differ significantly from this estimate. See Note 9 to the consolidated financial statements for further information about the allowance for credit losses.
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

Goldman Sachs June 2022 Form 10-Q	106

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

107	Goldman Sachs June 2022 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

Financial Overview
The table below presents an overview of our financial results and selected financial ratios.

	Three Months Ended June		Six Months Ended June

$ in millions, except per share amounts	2022	2021	2022	2021
Net revenues	$11,864	$15,388	$24,797	$33,092
Pre-tax earnings	$ 3,544	$ 6,840	$ 8,200	$15,177
Net earnings	$ 2,927	$ 5,486	$ 6,866	$12,322
Net earnings to common	$ 2,786	$ 5,347	$ 6,617	$12,058
Diluted EPS	$ 7.73	$ 15.02	$ 18.47	$ 33.64
ROE	10.6%	23.7%	12.8%	27.3%
ROTE	11.4%	25.1%	13.6%	28.9%
Net earnings to average assets	0.7%	1.6%	0.9%	1.9%
Return on average shareholders’ equity	10.1%	22.1%	12.0%	25.2%
Average equity to average assets	7.4%	7.3%	7.4%	7.5%
Dividend payout ratio	25.9%	8.3%	21.7%	7.4%
In the table above:

•	Net earnings to common represents net earnings applicable to common shareholders, which is calculated as net earnings less preferred stock dividends.

•	ROE, return on average tangible common shareholders’ equity (ROTE), net earnings to average assets and return on average shareholders’ equity are annualized amounts.

•	Average equity to average assets is calculated by dividing average total shareholders’ equity by average total assets.

•	Dividend payout ratio is calculated by dividing dividends declared per common share by diluted EPS.

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

	Average for the

	Three Months Ended June		Six Months Ended June

$ in millions	2022	2021	2022	2021
Total shareholders’ equity	$116,229	$99,294	$114,286	$97,735
Preferred stock	(10,703)	(9,203)	(10,703)	(9,489)
Common shareholders’ equity	105,526	90,091	103,583	88,246
Goodwill	(5,957)	(4,332)	(5,241)	(4,332)
Identifiable intangible assets	(1,844)	(552)	(1,242)	(581)
Tangible common shareholders’ equity	$ 97,725	$85,207	$ 97,100	$83,333
Net Revenues
The table below presents our net revenues by line item.

	Three Months Ended June		Six Months Ended June

$ in millions	2022	2021	2022	2021
Investment banking	$ 1,785	$ 3,450	$ 3,916	$ 7,016
Investment management	2,393	1,905	4,457	3,701
Commissions and fees	1,073	833	2,084	1,906
Market making	4,929	3,274	10,919	9,167
Other principal transactions	(50)	4,297	(140)	8,191
Total non-interest revenues	10,130	13,759	21,236	29,981
Interest income	4,851	2,939	8,063	5,993
Interest expense	3,117	1,310	4,502	2,882
Net interest income	1,734	1,629	3,561	3,111
Total net revenues	$11,864	$15,388	$24,797	$33,092
In the table above:

•	Investment banking consists of revenues (excluding net interest) from financial advisory and underwriting assignments. These activities are included in our Investment Banking segment.

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

•
Other principal transactions consists of revenues (excluding net interest) from our equity investing activities, including revenues related to our consolidated investments (included in our Asset Management segment), and debt investing and lending activities (included across our four segments).

Goldman Sachs June 2022 Form 10-Q	108

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

Operating Environment.
During the second quarter of 2022, the operating environment continued to be generally characterized by broad macroeconomic and geopolitical concerns and market volatility, which contributed to a decrease in global equity prices, wider credit spreads and a further increase in commodity prices compared with the end of the first quarter of 2022. These factors contributed to solid market-making activity levels and a decline in industry-wide underwriting volumes, while industry-wide mergers and acquisitions volumes remained strong. Additionally, global central banks addressed inflation pressures by increasing policy interest rates.
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
Three Months Ended June 2022 versus June 2021.
Net revenues in the consolidated statements of earnings were $11.86 billion for the second quarter of 2022, 23% lower than a strong second quarter of 2021, primarily reflecting significantly lower other principal transactions revenues and investment banking revenues, partially offset by significantly higher market making revenues, investment management revenues and commissions and fees.
Non-Interest
Revenues.
Investment banking revenues in the consolidated statements of earnings were $1.79 billion for the second quarter of 2022, 48% lower than a strong second quarter of 2021, due to significantly lower revenues in both equity and debt underwriting, reflecting a significant decline in industry-wide activity, and slightly lower revenues in financial advisory, reflecting a decrease in industry-wide completed mergers and acquisitions transactions.
Investment management revenues in the consolidated statements of earnings were $2.39 billion for the second quarter of 2022, 26% higher than the second quarter of 2021, primarily due to higher management and other fees, primarily reflecting the inclusion of NNIP and the impact of fee waivers on money market funds in the prior year period.
Commissions and fees in the consolidated statements of earnings were $1.07 billion for the second quarter of 2022, 29% higher than the second quarter of 2021, primarily reflecting higher volumes in Equities.
Market making revenues in the consolidated statements of earnings were $4.93 billion for the second quarter of 2022, 51% higher than the second quarter of 2021, primarily reflecting significantly higher revenues in interest rate products, commodities and currencies, partially offset by negative revenues in mortgages.
Other principal transactions revenues in the consolidated statements of earnings were a negative $50 million for the second quarter of 2022, compared with $4.30 billion for the second quarter of 2021, primarily reflecting significant mark-to-market
net losses from investments in public equities, significantly lower net gains from investments in private equities compared with a strong prior year period and net losses in debt investments compared with net gains in the prior year period.
Net Interest Income.
Net interest income in the consolidated statements of earnings was $1.73 billion for the second quarter of 2022, 6% higher than the second quarter of 2021, reflecting an increase in interest income primarily related to collateralized agreements, other interest-earning assets, and deposits with banks, each reflecting the impact of higher interest rates, and loans, reflecting the impact of higher interest rates and higher average balances. The increase in interest income was partially offset by an increase in interest expense related to other interest-bearing liabilities, borrowings, and collateralized financings, each reflecting the impact of higher interest rates, and deposits reflecting the impact of higher interest rates and higher average balances. See “Statistical Disclosures — Distribution of Assets, Liabilities and Shareholders’ Equity” for further information about our sources of net interest income.
Six Months Ended June 2022 versus June 2021.
Net revenues in the consolidated statements of earnings were $24.80 billion for the first half of 2022, 25% lower than the first half of 2021, primarily reflecting significantly lower other principal transactions revenues and investment banking revenues, partially offset by significantly higher market making revenues and investment management revenues.
Non-Interest
Revenues.
Investment banking revenues in the consolidated statements of earnings were $3.92 billion for the first half of 2022, 44% lower than the first half of 2021, due to significantly lower revenues in both equity and debt underwriting, reflecting a significant decline in industry-wide activity, and slightly lower revenues in financial advisory, reflecting a decrease in industry-wide completed mergers and acquisitions transactions.
Investment management revenues in the consolidated statements of earnings were $4.46 billion for the first half of 2022, 20% higher than the first half of 2021, reflecting the inclusion of NNIP, the impact of higher average assets under supervision and the impact of fee waivers on money market funds in the prior year period.

109	Goldman Sachs June 2022 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

Commissions and fees in the consolidated statements of earnings were $2.08 billion for the first half of 2022, 9% higher than the first half of 2021, primarily reflecting higher volumes in Equities.

Market making revenues in the consolidated statements of earnings were $10.92 billion for the first half of 2022, 19% higher than the first half of 2021, primarily reflecting significantly higher revenues in currencies, commodities and interest rate products, partially offset by significantly lower revenues in equity products and credit products and negative revenues in mortgages.
Other principal transactions revenues in the consolidated statements of earnings were a negative $140 million for the first half of 2022, compared with $8.19 billion for the first half of 2021, primarily reflecting significant mark-to-market
net losses from investments in public equities, significantly lower net gains from investments in private equities compared with a strong prior year period and net losses in debt investments compared with net gains in the prior year period.
Net Interest Income.
Net interest income in the consolidated statements of earnings was $3.56 billion for the first half of 2022, 14% higher than the first half of 2021, reflecting an increase in interest income primarily related to loans, reflecting the impact of higher average balances, and collateralized agreements, other interest-earning assets and deposits with banks, each reflecting the impact of higher interest rates. The increase in interest income was partially offset by an increase in interest expense primarily related to deposits, reflecting the impact of higher average balances and higher interest rates, and other interest-bearing liabilities, and collateralized financings, both reflecting the impact of higher interest rates. See “Statistical Disclosures — Distribution of Assets, Liabilities and Shareholders’ Equity” for further information about our sources of net interest income.
Provision for Credit Losses
Provision for credit losses consists of provision for credit losses on loans and lending commitments held for investment and accounted for at amortized cost. See Note 9 to the consolidated financial statements for further information about the provision for credit losses.
The table below presents our provision for credit losses.

	Three Months Ended June		Six Months Ended June

$ in millions	2022	2021	2022	2021
Provision for credit losses	$667	$(92)	$1,228	$(162)
Three Months Ended June 2022 versus June 2021.
Provision for credit losses in the consolidated statements of earnings was $667 million for the second quarter of 2022, compared with a net benefit of $92 million for the second quarter of 2021. Provisions in the second quarter of 2022 reflected portfolio growth (primarily in credit cards) and the impact of broad macroeconomic concerns. The net benefit for the second quarter of 2021 reflected reserve reductions as the broad economic environment continued to improve following the initial impact of the
COVID-19
pandemic, partially offset by portfolio growth.
Six Months Ended June 2022 versus June 2021.
Provision for credit losses in the consolidated statements of earnings was $1.23 billion for the first half of 2022, compared with a net benefit of $162 million for the first half of 2021. Provisions for the first half of 2022 primarily reflected portfolio growth (primarily in credit cards) and the impact of macroeconomic and geopolitical concerns. The net benefit in the first half of 2021 reflected reserve reductions as the broad economic environment continued to improve following the initial impact of the
COVID-19
pandemic, partially offset by portfolio growth.
Operating Expenses
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
The table below presents our operating expenses by line item and headcount.

	Three Months Ended June		Six Months Ended June

$ in millions	2022	2021	2022	2021
Compensation and benefits	$ 3,695	$ 5,263	$ 7,778	$11,306
Transaction based	1,317	1,125	2,561	2,381
Market development	235	115	397	195
Communications and technology	444	371	868	746
Depreciation and amortization	570	520	1,062	1,018
Occupancy	259	241	510	488
Professional fees	490	344	927	704
Other expenses	643	661	1,266	1,239
Total operating expenses	$ 7,653	$ 8,640	$15,369	$18,077
Headcount at period-end	47,000	40,800

Goldman Sachs June 2022 Form 10-Q	110

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

Three Months Ended June 2022 versus June 2021.
Operating expenses in the consolidated statements of earnings were $7.65 billion for the second quarter of 2022, 11% lower than the second quarter of 2021. Our efficiency ratio for the second quarter of 2022 was 64.5%, compared with 56.1% for the second quarter of 2021.
The decrease in operating expenses compared with the second quarter of 2021 was primarily due to significantly lower compensation and benefits expenses (reflecting a decline in operating performance compared with a strong prior year period). In addition, net provisions for litigation and regulatory proceedings were lower. These decreases were partially offset by increases from the inclusion of NNIP and GreenSky, Inc. (GreenSky), transaction based expenses, market development expenses, professional fees and technology expenses. The inclusion of NNIP and GreenSky contributed approximately $200 million of non-compensation expenses for the second quarter of 2022. While certain non-compensation expenses (e.g., occupancy and market development) were impacted by inflationary pressures, such overall impact was not material for the three months ended June 2022. Going forward, we plan to slow our hiring velocity and reduce certain professional fees, although these actions will take some time to be reflected in our results.
Net provisions for litigation and regulatory proceedings for the second quarter of 2022 were $91 million compared with $226 million for the second quarter of 2021.
Headcount increased 4% compared with March 2022, primarily reflecting the acquisition of NNIP and investments in growth initiatives.
Six Months Ended June 2022 versus June 2021.
Operating expenses in the consolidated statements of earnings were $15.37 billion for the first half of 2022, 15% lower than the first half of 2021. Our efficiency ratio for the first half of 2022 was 62.0%, compared with our target efficiency ratio of approximately 60.0%. Our efficiency ratio for the first half of 2021 was 54.6%.
The decrease in operating expenses compared with the first half of 2021 was due to significantly lower compensation and benefits expenses (reflecting a decline in operating performance compared with a strong prior year period), partially offset by increases from the inclusion of NNIP and GreenSky, technology expenses, market development expenses and professional fees.
Net provisions for litigation and regulatory proceedings for the first half of 2022 were $216 million compared with $300 million for the first half of 2021.
As of June 2022, headcount increased 7% compared with December 2021, primarily reflecting the acquisitions of NNIP and GreenSky, and investments in growth initiatives.
Provision for Taxes
The effective income tax rate for the first half of 2022 was 16.3%, down from the full year income tax rate of 20.0% for 2021, primarily due to the impact of tax benefits on the settlement of employee share-based awards in the first half of 2022 compared with the full year of 2021. The increase compared with 15.4% for the first quarter of 2022 was primarily due to a decrease in the impact of tax benefits on the settlement of employee share-based awards, partially offset by permanent tax benefits, in the first half of 2022 compared with the first quarter of 2022.
The Finance Act 2022, which decreases the U.K. bank surcharge tax rate by 5% from April 1, 2023, was enacted in February 2022. This bank surcharge is currently applicable to certain of our U.K. subsidiaries and branches, including Goldman Sachs International (GSI) and Goldman Sachs International Bank (GSIB). During the first half of 2022, certain U.K. deferred tax assets and liabilities were remeasured and a net reduction in deferred tax assets of approximately $50 million was recognized.

Segment Assets and Operating Results
Segment Assets.
The table below presents assets by segment.

	As of

$ in millions	June 2022	December 2021
Investment Banking	$ 154,593	$ 144,157
Global Markets	1,202,432	1,082,378
Asset Management	91,100	91,115
Consumer & Wealth Management	153,099	146,338
Total	$1,601,224	$1,463,988
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

111	Goldman Sachs June 2022 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

Segment Operating Results.
The table below presents our segment operating results.

	Three Months Ended June		Six Months Ended June

$ in millions	2022	2021	2022	2021
Investment Banking
Net revenues	$ 2,137	$ 3,609	$ 4,548	$ 7,380
Provision for credit losses	83	(107)	247	(270)
Operating expenses	1,105	1,955	2,353	3,818
Pre-tax earnings	$ 949	$ 1,761	$ 1,948	$ 3,832
Net earnings to common	$ 766	$ 1,393	$ 1,595	$ 3,072
Average common equity	$ 10,454	$ 9,792	$ 11,028	$10,078
Return on average common equity	29.3%	56.9%	28.9%	61.0%
Global Markets
Net revenues	$ 6,467	$ 4,900	$ 14,339	$12,481
Provision for credit losses	131	14	233	(6)
Operating expenses	3,366	3,373	7,127	7,558
Pre-tax earnings	$ 2,970	$ 1,513	$ 6,979	$ 4,929
Net earnings to common	$ 2,367	$ 1,121	$ 5,694	$ 3,851
Average common equity	$ 55,595	$44,430	$ 54,078	$42,741
Return on average common equity	17.0%	10.1%	21.1%	18.0%
Asset Management
Net revenues	$ 1,084	$ 5,132	$ 1,630	$ 9,746
Provision for credit losses	59	(65)	100	(12)
Operating expenses	1,461	1,943	2,556	3,833
Pre-tax earnings/(loss)	$ (436)	$ 3,254	$ (1,026)	$ 5,925
Net earnings/(loss) to common	$ (382)	$ 2,592	$ (898)	$ 4,757
Average common equity	$ 24,310	$25,410	$ 24,132	$25,092
Return on average common equity	(6.3)%	40.8%	(7.4)%	37.9%
Consumer & Wealth Management
Net revenues	$ 2,176	$ 1,747	$ 4,280	$ 3,485
Provision for credit losses	394	66	648	126
Operating expenses	1,721	1,369	3,333	2,868
Pre-tax earnings	$ 61	$ 312	$ 299	$ 491
Net earnings to common	$ 35	$ 241	$ 226	$ 378
Average common equity	$ 15,167	$10,459	$ 14,345	$10,335
Return on average common equity	0.9%	9.2%	3.2%	7.3%
Total
Net revenues	$ 11,864	$15,388	$ 24,797	$33,092
Provision for credit losses	667	(92)	1,228	(162)
Operating expenses	7,653	8,640	15,369	18,077
Pre-tax earnings	$ 3,544	$ 6,840	$ 8,200	$15,177
Net earnings to common	$ 2,786	$ 5,347	$ 6,617	$12,058
Average common equity	$105,526	$90,091	$103,583	$88,246
Return on average common equity	10.6%	23.7%	12.8%	27.3%
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
pre-tax
earnings.
We review and make any necessary adjustments to attributed equity in January of each year, to reflect, among other things, the results of the latest Comprehensive Capital Analysis and Review (CCAR) process, as well as projected changes in our balance sheet. See “Capital Management and Regulatory Capital — Capital Management” for information about the impact of these updates on the allocation of attributed equity among our segments as of the beginning of the first quarter of 2022. The average common equity balances above incorporate such impact, as well as the changes in the size and composition of assets held in each of our segments that occurred during the respective periods.
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

The table below presents our Investment Banking assets.

	As of

$ in millions	June 2022	December 2021
Cash and cash equivalents	$ 70,496	$ 64,437
Collateralized agreements	18,968	21,354
Customer and other receivables	4,751	5,248
Trading assets	24,393	20,338
Investments	1,071	1,053
Loans	32,697	29,555
Other assets	2,217	2,172
Total	$154,593	$144,157
The table below presents details about our Investment Banking loans.

	As of

$ in millions	June 2022	December 2021
Corporate	$ 33,645	$ 30,421
Loans, gross	33,645	30,421
Allowance for loan losses	(948)	(866)
Total loans	$ 32,697	$ 29,555

Goldman Sachs June 2022 Form 10-Q	112

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

The table below presents our average Investment Banking gross loans by loan type.

	Average for the

	Three Months Ended June		Six Months Ended June

$ in millions	2022	2021	2022	2021
Corporate	$33,668	$25,297	$32,439	$26,639
Loans, gross	$33,668	$25,297	$32,439	$26,639
The table below presents our Investment Banking operating results.

	Three Months Ended June		Six Months Ended June

$ in millions	2022	2021	2022	2021
Financial advisory	$ 1,197	$ 1,257	$ 2,324	$ 2,374
Equity underwriting	131	1,243	392	2,812
Debt underwriting	457	950	1,200	1,830
Underwriting	588	2,193	1,592	4,642
Corporate lending	352	159	632	364
Net revenues	2,137	3,609	4,548	7,380
Provision for credit losses	83	(107)	247	(270)
Operating expenses	1,105	1,955	2,353	3,818
Pre-tax earnings	949	1,761	1,948	3,832
Provision for taxes	163	348	317	721
Net earnings	786	1,413	1,631	3,111
Preferred stock dividends	20	20	36	39
Net earnings to common	$ 766	$ 1,393	$ 1,595	$ 3,072
Average common equity	$10,454	$ 9,792	$11,028	$10,078
Return on average common equity	29.3%	56.9%	28.9%	61.0%
The table below presents our financial advisory and underwriting transaction volumes.

	Three Months Ended June		Six Months Ended June

$ in billions	2022	2021	2022	2021
Announced mergers and acquisitions	$ 460	$ 571	$ 814	$ 944
Completed mergers and acquisitions	$ 378	$ 332	$ 755	$ 652
Equity and equity-related offerings	$ 8	$ 36	$ 18	$ 86
Debt offerings	$ 50	$ 93	$ 136	$ 187
In the table above:

•	Volumes are per Dealogic.

•
Announced and completed mergers and acquisitions volumes are based on full credit to each of the advisors in a transaction. Equity and equity-related and debt offerings are based on full credit for single book managers and equal credit for joint book managers. Transaction volumes may not be indicative of net revenues in a given period. In addition, transaction volumes for prior periods may vary from amounts previously reported due to the subsequent withdrawal or a change in the value of a transaction.

•	Equity and equity-related offerings includes Rule 144A and public common stock offerings, convertible offerings and rights offerings.

•
Debt offerings includes
non-convertible
preferred stock, mortgage-backed securities, asset-backed securities and taxable municipal debt. Includes publicly registered and Rule 144A issues and excludes leveraged loans.

Operating Environment
. During the second quarter of 2022, Investment Banking operated in an environment generally characterized by continued strong industry-wide mergers and acquisitions volumes, although completed mergers and acquisitions volumes declined compared with the first quarter of 2022, as well as a continued decline in industry-wide underwriting volumes, as equity underwriting volumes remained low amid volatile equity markets and a decline in prices, and debt underwriting volumes declined across leveraged finance and investment-grade issuances amid rising interest rates.
In the future, if market and economic conditions deteriorate further, and industry-wide mergers and acquisitions and underwriting volumes continue to decline, or credit spreads related to hedges on our relationship lending portfolio tighten, net revenues in Investment Banking would likely be negatively impacted. In addition, if economic conditions deteriorate further or if the creditworthiness of borrowers deteriorates, provision for credit losses would likely be negatively impacted.
Three Months Ended June 2022 versus June 2021.
Net revenues in Investment Banking were $2.14 billion for the second quarter of 2022, 41% lower than a strong second quarter of 2021, primarily reflecting significantly lower net revenues in Underwriting.
The decrease in Underwriting was due to significantly lower net revenues in both Equity and Debt underwriting, reflecting a significant decline in industry-wide volumes. Net revenues in Financial advisory were slightly lower, reflecting a decrease in industry-wide completed mergers and acquisitions transactions. Corporate lending net revenues were significantly higher, primarily due to net gains from hedges related to relationship lending activities and higher net revenues from transaction banking, partially offset by net mark-downs of approximately $225 million on acquisition financing activities.
Provision for credit losses was $83 million for the second quarter of 2022, compared with a net benefit of $107 million for the second quarter of 2021. Provisions in the second quarter of 2022 primarily reflected the impact of broad macroeconomic concerns, while the net benefit in the second quarter of 2021 reflected reserve reductions as the broad economic environment continued to improve following the initial impact of the
COVID-19
pandemic.
Operating expenses were $1.11 billion for the second quarter of 2022, 43% lower than the second quarter of 2021, primarily reflecting significantly lower compensation and benefits expenses.
Pre-tax
earnings were $949 million for the second quarter of 2022, 46% lower than the second quarter of 2021.

113	Goldman Sachs June 2022 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

As of June 2022, our investment banking transaction backlog decreased compared with March 2022, due to significantly lower estimated net revenues from potential debt underwriting transactions (primarily in leveraged finance transactions) and lower estimated net revenues from potential equity underwriting transactions (particularly in initial public offerings), partially offset by higher estimated net revenues from potential advisory transactions.
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
Six Months Ended June 2022 versus June 2021.
Net revenues in Investment Banking were $4.55 billion for the first half of 2022, 38% lower than the first half of 2021, primarily reflecting significantly lower net revenues in Underwriting.
The decrease in Underwriting net revenues was due to significantly lower net revenues in both Equity and Debt underwriting, reflecting a significant decline in industry-wide volumes. Net revenues in Financial advisory were slightly lower, reflecting a decrease in industry-wide completed mergers and acquisitions transactions. Corporate lending net revenues were significantly higher, primarily due to net gains from hedges related to relationship lending activities and higher net revenues from transaction banking, partially offset by net mark-downs on acquisition financing activities.
Provision for credit losses was $247 million for the first half of 2022, compared with a net benefit of $270 million for the first half of 2021. Provisions for the first half of 2022 primarily reflected the impact of macroeconomic and geopolitical concerns, and portfolio growth, while the net benefit in the first half of 2021 reflected reserve reductions as the broad economic environment continued to improve following the initial impact of the
COVID-19
pandemic.
Operating expenses were $2.35 billion for the first half of 2022, 38% lower than the first half of 2021, primarily reflecting significantly lower compensation and benefits expenses.
Pre-tax
earnings were $1.95 billion for the first half of 2022, 49% lower than the first half of 2021.
As of June 2022, our investment banking transaction backlog decreased compared with December 2021, due to significantly lower estimated net revenues from potential debt underwriting transactions (primarily from leveraged finance transactions) and lower estimated net revenues from potential equity underwriting transactions.
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
Credit Products
.
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
Currencies.
Currency options, spot/forwards and other derivatives on
G-10
currencies and emerging-market products.

Goldman Sachs June 2022 Form 10-Q	114

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

115	Goldman Sachs June 2022 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

The table below presents our Global Markets assets.

	As of

$ in millions	June 2022	December 2021
Cash and cash equivalents	$ 152,482	$ 131,390
Collateralized agreements	412,418	343,535
Customer and other receivables	145,288	142,547
Trading assets	326,568	337,040
Investments	85,379	55,285
Loans	67,290	60,916
Other assets	13,007	11,665
Total	$1,202,432	$1,082,378
The table below presents details about our Global Markets loans.

	As of

$ in millions	June 2022	December 2021
Corporate	$ 20,942	$ 18,578
Real estate	38,579	34,986
Other	8,487	7,838
Loans, gross	68,008	61,402
Allowance for loan losses	(718)	(486)
Total loans	$ 67,290	$ 60,916
The table below presents our average Global Markets gross loans by loan type.

	Average for the

	Three Months Ended June		Six Months Ended June

$ in millions	2022	2021	2022	2021
Corporate	$20,595	$14,553	$19,924	$14,012
Real estate	37,718	21,994	36,346	20,132
Other	7,950	4,345	7,989	3,986
Loans, gross	$66,263	$40,892	$64,259	$38,130
The table below presents our Global Markets operating results.

	Three Months Ended June		Six Months Ended June

$ in millions	2022	2021	2022	2021
FICC intermediation	$ 2,839	$ 1,897	$ 6,877	$ 5,348
FICC financing	768	423	1,453	865
FICC	3,607	2,320	8,330	6,213
Equities intermediation	1,734	1,765	3,895	4,351
Equities financing	1,126	815	2,114	1,917
Equities	2,860	2,580	6,009	6,268
Net revenues	6,467	4,900	14,339	12,481
Provision for credit losses	131	14	233	(6)
Operating expenses	3,366	3,373	7,127	7,558
Pre-tax earnings	2,970	1,513	6,979	4,929
Provision for taxes	518	312	1,135	927
Net earnings	2,452	1,201	5,844	4,002
Preferred stock dividends	85	80	150	151
Net earnings to common	$ 2,367	$ 1,121	$ 5,694	$ 3,851
Average common equity	$55,595	$44,430	$54,078	$42,741
Return on average common equity	17.0%	10.1%	21.1%	18.0%
The table below presents our Global Markets net revenues by line item in the consolidated statements of earnings.

$ in millions	FICC	Equities	Global Markets
Three Months Ended June 2022
Market making	$3,056	$1,873	$ 4,929
Commissions and fees	–	941	941
Other principal transactions	108	2	110
Net interest income	443	44	487
Total	$3,607	$2,860	$ 6,467
Three Months Ended June 2021
Market making	$1,499	$1,775	$ 3,274
Commissions and fees	–	809	809
Other principal transactions	76	(1)	75
Net interest income	745	(3)	742
Total	$2,320	$2,580	$ 4,900
Six Months Ended June 2022
Market making	$6,953	$3,966	$10,919
Commissions and fees	–	1,951	1,951
Other principal transactions	246	6	252
Net interest income	1,131	86	1,217
Total	$8,330	$6,009	$14,339
Six Months Ended June 2021
Market making	$4,758	$4,409	$ 9,167
Commissions and fees	–	1,828	1,828
Other principal transactions	184	(1)	183
Net interest income	1,271	32	1,303
Total	$6,213	$6,268	$12,481
In the table above:

•	The difference between commissions and fees and those in the consolidated statements of earnings represents commissions and fees included in our Consumer & Wealth Management segment.

•
See “Net Revenues” for information about market making revenues, commissions and fees, other principal transactions revenues and net interest income. See Note 25 to the consolidated financial statements for net interest income by segment.

•	The primary driver of net revenues for FICC intermediation for all periods was client activity.

Goldman Sachs June 2022 Form 10-Q	116

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

Operating Environment.
During the second quarter of 2022, Global Markets continued to operate in an environment generally characterized by broad macroeconomic and geopolitical concerns and market volatility, which contributed to solid client activity, a decrease in global equity prices, a further increase in commodity prices and wider credit spreads. For volatility, the average daily VIX for the second quarter of 2022 was 8% higher compared with the first quarter of 2022. In equities, the S&P 500 Index decreased by 16% and the MSCI World Index decreased by 16% and, in commodities, the price of crude oil (WTI per barrel) increased 5% compared with the end of the first quarter of 2022. In the same time period, U.S. investment-grade credit spreads widened by approximately 45 basis points and U.S. high-yield credit spreads widened by approximately 200 basis points. Additionally, global central banks addressed inflation pressures by increasing policy interest rates.
In the future, if market and economic conditions deteriorate further, and activity levels or volatility decline, net revenues in Global Markets would likely be negatively impacted.
Three Months Ended June 2022 versus June 2021.
Net revenues in Global Markets were $6.47 billion for the second quarter of 2022, 32% higher than the second quarter of 2021.
Net revenues in FICC were $3.61 billion, 55% higher than the second quarter of 2021, primarily reflecting significantly higher net revenues in FICC intermediation, driven by significantly higher net revenues in interest rate products, commodities and currencies, partially offset by significantly lower net revenues in mortgages and credit products. Net revenues in FICC financing were also significantly higher, primarily driven by mortgage lending and securities sold under agreements to repurchase (repurchase agreements).
The increase in FICC intermediation net revenues reflected significantly higher client activity as we supported clients amid an evolving macroeconomic environment. The following provides information about our FICC intermediation net revenues by business, compared with results in the second quarter of 2021:

•	Net revenues in interest rate products, commodities and currencies primarily reflected higher client activity.

•	Net revenues in mortgages and credit products primarily reflected the impact of challenging market-making conditions on our inventory.
Net revenues in Equities were $2.86 billion, 11% higher than the second quarter of 2021, due to significantly higher net revenues in Equities financing, primarily reflecting increased activity. Net revenues in Equities intermediation were slightly lower, reflecting significantly lower net revenues in cash products, partially offset by higher net revenues in derivatives.
Provision for credit losses was $131 million for the second quarter of 2022, compared with $14 million for the second quarter of 2021. Provisions in the second quarter of 2022 primarily reflected the impact of broad macroeconomic concerns.
Operating expenses were $3.37 billion for the second quarter of 2022, essentially unchanged compared with the second quarter of 2021.
Pre-tax
earnings were $2.97 billion for the second quarter of 2022, 96% higher than the second quarter of 2021.
Six Months Ended June 2022 versus June 2021.
Net revenues in Global Markets were $14.34 billion for the first half of 2022, 15% higher than the first half of 2021.
Net revenues in FICC were $8.33 billion, 34% higher than the first half of 2021, primarily reflecting significantly higher net revenues in FICC intermediation, driven by significantly higher net revenues in currencies, commodities, and interest rate products, partially offset by significantly lower net revenues in mortgages and credit products. Net revenues in FICC financing were also significantly higher, primarily driven by mortgage lending.
The increase in FICC intermediation net revenues reflected significantly higher client activity as we supported clients amid an evolving macroeconomic environment. The following provides information about our FICC intermediation net revenues by business, compared with results in the first half of 2021:

•	Net revenues in currencies, commodities, and interest rate products primarily reflected higher client activity.

•	Net revenues in mortgages and credit products primarily reflected the impact of challenging market-making conditions on our inventory.
Net revenues in Equities were $6.01 billion, 4% lower than the first half of 2021, due to lower net revenues in Equities intermediation, reflecting significantly lower net revenues in cash products. Net revenues in Equities financing were higher, primarily reflecting increased activity.
Provision for credit losses was $233 million for the first half of 2022, compared with a net benefit of $6 million for the first half of 2021. Provisions for the first half of 2022 primarily reflected the impact of macroeconomic and geopolitical concerns and portfolio growth.
Operating expenses were $7.13 billion for the first half of 2022, 6% lower than the first half of 2021, reflecting lower compensation and benefits expenses.
Pre-tax
earnings were $6.98 billion for the first half of 2022, 42% higher than the first half of 2021.

117	Goldman Sachs June 2022 Form 10-Q

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
In addition to managing client assets, we invest in alternative investments across a range of asset classes that seek to deliver long-term accretive risk-adjusted returns. Our investing activities, which are typically longer-term, include investments in corporate equity, credit, real estate and infrastructure assets.
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

The table below presents our Asset Management assets.

	As of

$ in millions	June 2022	December 2021
Cash and cash equivalents	$19,045	$16,636
Collateralized agreements	4,833	5,227
Customer and other receivables	1,104	946
Trading assets	6,213	5,000
Investments	28,281	32,318
Loans	13,415	13,698
Other assets	18,209	17,290
Total	$91,100	$91,115
The table below presents details about our Asset Management loans.

	As of

$ in millions	June 2022	December 2021
Corporate	$ 6,959	$ 6,928
Real estate	6,554	6,810
Other	629	692
Loans, gross	14,142	14,430
Allowance for loan losses	(727)	(732)
Total loans	$13,415	$13,698
The table below presents our average Asset Management gross loans by loan type.

	Average for the

	Three Months Ended June		Six Months Ended June

$ in millions	2022	2021	2022	2021
Corporate	$ 6,773	$ 7,604	$ 6,844	$ 7,632
Real estate	6,399	8,773	6,512	8,990
Other	679	676	679	668
Loans, gross	$13,851	$17,053	$14,035	$17,290
The table below presents our Asset Management operating results.

	Three Months Ended June		Six Months Ended June

$ in millions	2022	2021	2022	2021
Management and other fees	$ 1,008	$ 727	$ 1,780	$ 1,420
Incentive fees	160	78	212	120
Equity investments	(221)	3,717	(588)	6,837
Lending and debt investments	137	610	226	1,369
Net revenues	1,084	5,132	1,630	9,746
Provision for credit losses	59	(65)	100	(12)
Operating expenses	1,461	1,943	2,556	3,833
Pre-tax earnings/(loss)	(436)	3,254	(1,026)	5,925
Provision/(benefit) for taxes	(76)	634	(167)	1,115
Net earnings/(loss)	(360)	2,620	(859)	4,810
Preferred stock dividends	22	28	39	53
Net earnings/(loss) to common	$ (382)	$ 2,592	$ (898)	$ 4,757
Average common equity	$24,310	$25,410	$24,132	$25,092
Return on average common equity	(6.3)%	40.8%	(7.4)%	37.9%

Goldman Sachs June 2022 Form 10-Q	118

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

The table below presents our Equity investments net revenues by equity type and asset class.

	Three Months Ended June		Six Months Ended June

$ in millions	2022	2021	2022	2021
Equity Type
Private equity	$ 442	$2,816	$ 697	$5,597
Public equity	(663)	901	(1,285)	1,240
Total	$(221)	$3,717	$ (588)	$6,837
Asset Class
Real estate	$ 543	$ 672	$ 939	$ 972
Corporate	(764)	3,045	(1,527)	5,865
Total	$(221)	$3,717	$ (588)	$6,837
The table below presents details about our Lending and debt investments net revenues.

	Three Months Ended June		Six Months Ended June

$ in millions	2022	2021	2022	2021
Fair value net gains/(losses)	$(138)	$ 277	$ (329)	$ 737
Net interest income	275	333	555	632
Total	$ 137	$ 610	$ 226	$1,369
Operating Environment.
During the second quarter of 2022, Asset Management continued to operate in an environment generally characterized by broad macroeconomic and geopolitical concerns and market volatility, which contributed to a further decrease in global equity prices and widening of credit spreads. Additionally, global central banks addressed inflation pressures by increasing policy interest rates.
In the future, if market and economic conditions deteriorate further, it may lead to a continued decline in asset prices or further widening of credit spreads, or investors transitioning to asset classes that typically generate lower fees or withdrawing their assets, and net revenues in Asset Management would likely continue to be negatively impacted.
Three Months Ended June 2022 versus June 2021.
Net revenues in Asset Management were $1.08 billion for the second quarter of 2022, compared with $5.13 billion for the second quarter of 2021, reflecting net losses in Equity investments and significantly lower net revenues in Lending and debt investments, partially offset by significantly higher Management and other fees.
Macroeconomic concerns and the prolonged war in Ukraine continued to contribute to the volatility in global equity prices and wider credit spreads. As a result, net losses in Equity investments reflected significant mark-to-market
net losses from investments in public equities and significantly lower net gains from investments in private equities, compared with a strong prior year period. The decrease in Lending and debt investments net revenues primarily reflected mark-downs on debt securities and loans compared with net gains in the prior year period. The increase in Management and other fees reflected the inclusion of NNIP and the impact of fee waivers on money market funds in the prior year period. Incentive fees were higher, driven by harvesting.
Provision for credit losses was $59 million for the second quarter of 2022, compared with a net benefit of $65 million for the second quarter of 2021. Provisions for the second quarter of 2022 primarily reflected broad macroeconomic concerns, while the net benefit in the second quarter of 2021 included reserve reductions as the broad economic environment continued to improve following the initial impact of the
COVID-19
pandemic.
Operating expenses were $1.46 billion for the second quarter of 2022, 25% lower than the second quarter of 2021, reflecting significantly lower compensation and benefits expenses.
Pre-tax
loss was $436 million for the second quarter of 2022, compared to pre-tax
earnings of $3.25 billion for the second quarter of 2021.
Six Months Ended June 2022 versus June 2021.
Net revenues in Asset Management were $1.63 billion for the first half of 2022, compared with $9.75 billion for the first half of 2021, reflecting net losses in Equity investments and significantly lower net revenues in Lending and debt investments, partially offset by significantly higher Management and other fees.
Broad macroeconomic and geopolitical concerns contributed to the volatility in global equity prices and wider credit spreads. As a result, net losses in Equity investments reflected significant mark-to-market
net losses from investments in public equities and significantly lower net gains from investments in private equities, compared with a strong prior year period. The decrease in Lending and debt investments net revenues primarily reflected mark-downs on debt securities and loans compared with net gains in the prior year period. The increase in Management and other fees reflected the inclusion of NNIP and the impact of fee waivers on money market funds in the prior year period. Incentive fees were higher, driven by harvesting.
Provision for credit losses was $100 million for the first half of 2022, compared with net benefit of $12 million for the first half of 2021. Provisions for the first half of 2022 primarily reflected the impact of macroeconomic and geopolitical concerns, while the net benefit in the first half of 2021 included reserve reductions as the broad economic environment continued to improve following the initial impact of the
COVID-19
pandemic.
Operating expenses were $2.56 billion for the first half of 2022, 33% lower than the first half of 2021, reflecting significantly lower compensation and benefits expenses.
Pre-tax
loss was $1.03 billion for the first half of 2022, compared to pre-tax
earnings of $5.93 billion for the first half of 2021.

119	Goldman Sachs June 2022 Form 10-Q

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
The table below presents our Consumer & Wealth Management assets.

	As of

$ in millions	June 2022	December 2021
Cash and cash equivalents	$ 46,583	$ 48,573
Collateralized agreements	11,465	14,358
Customer and other receivables	12,108	11,932
Trading assets	14,722	13,538
Investments	44	63
Loans	62,536	54,393
Other assets	5,641	3,481
Total	$153,099	$146,338
The table below presents details about our Consumer & Wealth Management loans.

	As of

$ in millions	June 2022	December 2021
Wealth management	$ 48,279	$ 43,998
Installment	4,582	3,672
Credit cards	11,844	8,212
Loans, gross	64,705	55,882
Allowance for loan losses	(2,169)	(1,489)
Total loans	$ 62,536	$ 54,393
The table below presents our average Consumer & Wealth Management gross loans by loan type.

	Average for the

	Three Months Ended June		Six Months Ended June

$ in millions	2022	2021	2022	2021
Wealth management	$46,623	$37,773	$45,764	$36,054
Installment	4,311	3,352	4,087	3,513
Credit cards	11,200	4,764	10,194	4,514
Loans, gross	$62,134	$45,889	$60,045	$44,081

Goldman Sachs June 2022 Form 10-Q	120

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

The table below presents our Consumer & Wealth Management operating results.

	Three Months Ended June		Six Months Ended June

$ in millions	2022	2021	2022	2021
Management and other fees	$ 1,224	$ 1,109	$ 2,479	$ 2,186
Incentive fees	24	15	51	41
Private banking and lending	320	260	659	524
Wealth management	1,568	1,384	3,189	2,751
Consumer banking	608	363	1,091	734
Net revenues	2,176	1,747	4,280	3,485
Provision for credit losses	394	66	648	126
Operating expenses	1,721	1,369	3,333	2,868
Pre-tax earnings	61	312	299	491
Provision for taxes	12	60	49	92
Net earnings	49	252	250	399
Preferred stock dividends	14	11	24	21
Net earnings to common	$ 35	$ 241	$ 226	$ 378
Average common equity	$15,167	$10,459	$14,345	$10,335
Return on average common equity	0.9%	9.2%	3.2%	7.3%
Our target is to achieve annual Consumer banking net revenues of more than $4 billion by the end of 2024.
Operating Environment.
During the second quarter of 2022, Consumer & Wealth Management continued to operate in an environment generally characterized by broad macroeconomic and geopolitical concerns and market volatility, which contributed to a decrease in asset prices compared with the end of the first quarter of 2022, negatively affecting assets under supervision. For consumer banking activities, in the U.S., the rate of unemployment remained low and consumer spending increased slightly compared with the first quarter of 2022. Additionally, global central banks addressed inflation pressures by increasing policy interest rates.
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
Three Months Ended June 2022 versus June 2021.
Net revenues in Consumer & Wealth Management were $2.18 billion for the second quarter of 2022, 25% higher than the second quarter of 2021.
Net revenues in Wealth management were $1.57 billion, 13% higher than the second quarter of 2021, due to higher Management and other fees, reflecting higher placement fees and the impact of higher average assets under supervision, and higher net revenues in Private banking and lending, reflecting higher loan and deposit balances.
Net revenues in Consumer banking were $608 million, 67% higher than the second quarter of 2021, primarily reflecting significantly higher credit card balances and higher deposit balances.
Provision for credit losses was $394 million for the second quarter of 2022, compared with $66 million for the second quarter of 2021. Provisions in the second quarter of 2022 reflected portfolio growth (primarily in credit cards), while the second quarter of 2021 included reserve reductions as the broad economic environment continued to improve following the initial impact of the
COVID-19
pandemic.
Operating expenses were $1.72 billion for the second quarter of 2022, 26% higher than the second quarter of 2021, primarily reflecting higher spend on growth initiatives in Consumer banking, including the operating expenses related to GreenSky following its acquisition in March 2022.
Pre-tax
earnings were $61 million for the second quarter of 2022, 80% lower than the second quarter of 2021.
Six Months Ended June 2022 versus June 2021.
Net revenues in Consumer & Wealth Management were $4.28 billion for the first half of 2022, 23% higher than the first half of 2021.
Net revenues in Wealth management were $3.19 billion, 16% higher than the first half of 2021, due to higher Management and other fees, primarily reflecting the impact of higher average assets under supervision, and significantly higher net revenues in Private banking and lending, reflecting higher loan and deposit balances.
Net revenues in Consumer banking were $1.09 billion, 49% higher than the first half of 2021, reflecting significantly higher credit card balances and higher deposit balances.
Provision for credit losses was $648 million for the first half of 2022, compared with $126 million for the first half of 2021. The first half of 2022 reflected portfolio growth (primarily in credit cards), while the first half of 2021 included reserve reductions as the broad economic environment continued to improve following the initial impact of the
COVID-19
pandemic.
Operating expenses were $3.33 billion for the first half of 2022, 16% higher than the first half of 2021, primarily reflecting higher spend on growth initiatives in Consumer banking, including the operating expenses related to GreenSky following its acquisition in March 2022.
Pre-tax
earnings were $299 million for the first half of 2022, 39% lower than the first half of 2021.

121	Goldman Sachs June 2022 Form 10-Q

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
The table below presents information about our firmwide
period-end
AUS by segment, asset class, distribution channel, region and vehicle.

	As of June

$ in billions	2022	2021
Segment
Asset Management	$1,824	$1,633
Consumer & Wealth Management	671	672
Total AUS	$2,495	$2,305
Asset Class
Alternative investments	$ 254	$ 211
Equity	552	558
Fixed income	1,007	914
Total long-term AUS	1,813	1,683
Liquidity products	682	622
Total AUS	$2,495	$2,305
Distribution Channel
Institutional	$ 927	$ 794
Wealth management	671	672
Third-party distributed	897	839
Total AUS	$2,495	$2,305
Region
Americas	$1,775	$1,794
EMEA	536	336
Asia	184	175
Total AUS	$2,495	$2,305
Vehicle
Separate accounts	$1,362	$1,264
Public funds	831	759
Private funds and other	302	282
Total AUS	$2,495	$2,305
In the table above:

•	Liquidity products includes money market funds and private bank deposits.

•	EMEA represents Europe, Middle East and Africa.
The table below presents changes in our AUS.

	Three Months Ended June		Six Months Ended June

$ in billions	2022	2021	2022	2021
Asset Management
Beginning balance	$1,656	$1,567	$1,719	$1,530
Net inflows/(outflows):
Alternative investments	22	3	24	6
Equity	59	(5)	65	(2)
Fixed income	209	12	211	28
Total long-term AUS net inflows/(outflows)	290	10	300	32
Liquidity products	20	16	13	45
Total AUS net inflows/(outflows)	310	26	313	77
Net market appreciation/(depreciation)	(142)	40	(208)	26
Ending balance	$1,824	$1,633	$1,824	$1,633
Consumer & Wealth Management
Beginning balance	$ 738	$ 637	$ 751	$ 615
Net inflows/(outflows):
Alternative investments	1	5	4	7
Equity	3	8	14	19
Fixed income	(1)	(1)	(1)	1
Total long-term AUS net inflows/(outflows)	3	12	17	27
Liquidity products	(13)	–	(12)	(6)
Total AUS net inflows/(outflows)	(10)	12	5	21
Net market appreciation/(depreciation)	(57)	23	(85)	36
Ending balance	$ 671	$ 672	$ 671	$ 672
Firmwide
Beginning balance	$2,394	$2,204	$2,470	$2,145
Net inflows/(outflows):
Alternative investments	23	8	28	13
Equity	62	3	79	17
Fixed income	208	11	210	29
Total long-term AUS net inflows/(outflows)	293	22	317	59
Liquidity products	7	16	1	39
Total AUS net inflows/(outflows)	300	38	318	98
Net market appreciation/(depreciation)	(199)	63	(293)	62
Ending balance	$2,495	$2,305	$2,495	$2,305
In the table above, total AUS net inflows/(outflows) for the second quarter of 2022 included $305 billion of inflows (substantially all in fixed income and equity assets) from the acquisition of NNIP, which was included in the Asset Management segment. Total AUS net inflows/(outflows) for the first half of 2022 also included $7 billion of inflows (substantially all in fixed income and equity assets) from the acquisition of the assets of Bombardier Global Pension Asset Management Inc., which was included in the Asset Management segment.

Goldman Sachs June 2022 Form 10-Q	122

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

The table below presents information about our average monthly firmwide AUS by segment and asset class.

	Average for the

	Three Months Ended June		Six Months Ended June

$ in billions	2022	2021	2022	2021
Segment
Asset Management	$1,890	$1,607	$1,797	$1,571
Consumer & Wealth Management	699	657	716	640
Total AUS	$2,589	$2,264	$2,513	$2,211
Asset Class
Alternative investments	$ 257	$ 203	$ 248	$ 199
Equity	603	540	599	514
Fixed income	1,047	902	993	900
Total long-term AUS	1,907	1,645	1,840	1,613
Liquidity products	682	619	673	598
Total AUS	$2,589	$2,264	$2,513	$2,211
In addition to our AUS, we have discretion over alternative investments where we currently do not earn management fees
(non-fee-earning
alternative assets).
We earn management fees on client assets that we manage and also receive incentive fees based on a percentage of a fund’s or a separately managed account’s return, or when the return exceeds a specified benchmark or other performance targets. These incentive fees are recognized when it is probable that a significant reversal of such fees will not occur. Our estimated unrecognized incentive fees were $3.73 billion as of June 2022 and $3.39 billion as of December 2021. Such amounts are based on the completion of the funds’ financial statements, which is generally one quarter in arrears. These fees will be recognized, assuming no decline in fair value, if and when it is probable that a significant reversal of such fees will not occur, which is generally when such fees are no longer subject to fluctuations in the market value of the assets.
Our firmwide management and other fees were $2.23 billion for the second quarter of 2022, $1.84 billion for the second quarter of 2021, $4.26 billion for the six months ended June 2022 and $3.61 billion for the six months ended June 2021. Our target is to achieve annual management and other fees of more than $10 billion (including more than $2 billion from alternative AUS) in 2024.
The table below presents our average effective management fee (which excludes non-asset-based
fees) earned on our firmwide AUS.

	Three Months Ended June		Six Months Ended June

Effective fees (bps)	2022	2021	2022	2021
Asset Class
Alternative investments	62	63	63	63
Equity	57	60	58	60
Fixed income	18	17	17	17
Liquidity products	15	4	12	6
Total average effective fee	31	29	31	29
The table below presents details about our monthly average AUS for alternative investments and the average effective management fee we earned on such assets.

$ in billions	Direct Strategies	Fund of Funds	Total
Three Months Ended June 2022
Average AUS
Corporate equity	$ 26	$58	$ 84
Credit	40	2	42
Real estate	10	8	18
Hedge funds and other	47	23	70
Funds and discretionary accounts	$123	$91	$214
Advisory accounts			43
Total average AUS for alternative investments			$257
Effective Fees (bps)
Corporate equity	128	60	81
Credit	75	50	74
Real estate	98	49	76
Hedge funds and other	63	46	57
Funds and discretionary accounts	84	55	72
Advisory accounts			16
Total average effective fee			62
Three Months Ended June 2021
Average AUS
Corporate equity	$ 17	$59	$ 76
Credit	17	2	19
Real estate	8	7	15
Hedge funds and other	40	19	59
Funds and discretionary accounts	$ 82	$87	$169
Advisory accounts			34
Total average AUS for alternative investments			$203
Effective Fees (bps)
Corporate equity	133	56	74
Credit	102	46	97
Real estate	93	55	75
Hedge funds and other	67	58	64
Funds and discretionary accounts	91	56	73
Advisory accounts			15
Total average effective fee			63
Six Months Ended June 2022
Average AUS
Corporate equity	$ 26	$59	$ 85
Credit	33	2	35
Real estate	9	8	17
Hedge funds and other	47	22	69
Funds and discretionary accounts	$115	$91	$206
Advisory accounts			42
Total average AUS for alternative investments			$248
Effective Fees (bps)
Corporate equity	130	58	80
Credit	84	56	82
Real estate	98	51	76
Hedge funds and other	63	49	58
Funds and discretionary accounts	87	55	73
Advisory accounts			16
Total average effective fee			63
Six Months Ended June 2021
Average AUS
Corporate equity	$ 17	$58	$ 75
Credit	17	2	19
Real estate	7	7	14
Hedge funds and other	39	19	58
Funds and discretionary accounts	$ 80	$86	$166
Advisory accounts			33
Total average AUS for alternative investments			$199
Effective Fees (bps)
Corporate equity	135	57	74
Credit	103	48	98
Real estate	96	56	77
Hedge funds and other	65	58	62
Funds and discretionary accounts	90	57	73
Advisory accounts			15
Total average effective fee			63

123	Goldman Sachs June 2022 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

The table below presents information about our
period-end
AUS for alternative investments,
non-fee-earning
alternative investments and total alternative investments.

$ in billions	AUS	Non-fee-earning alternative assets	Total alternative assets
As of June 2022
Corporate equity	$ 84	$ 83	$167
Credit	43	69	112
Real estate	17	37	54
Hedge funds and other	68	2	70
Funds and discretionary accounts	212	191	403
Advisory accounts	42	–	42
Total alternative investments	$254	$191	$445
As of June 2021
Corporate equity	$ 79	$ 68	$147
Credit	19	76	95
Real estate	15	43	58
Hedge funds and other	62	3	65
Funds and discretionary accounts	175	190	365
Advisory accounts	36	1	37
Total alternative investments	$211	$191	$402
In the table above:

•	Corporate equity primarily includes private equity.

•	Total alternative investments included uncalled capital that is available for future investing of $49 billion as of June 2022 and $47 billion as of June 2021.

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
The table below presents information about third-party commitments raised in our alternatives business from 2020 through the second quarter of 2022.

$ in billions	As of June 2022
Included in AUS	$ 89
Included in non-fee-earning alternative assets	63
Third-party commitments raised	$152
In the table above, commitments included in
non-fee-earning
alternative investments included approximately $46 billion which will begin to earn fees (and become AUS), if and when the commitments are drawn and assets are invested.
The table below presents information about alternative investments in our Asset Management segment that we hold on our balance sheet.

$ in billions	Loans	Debt securities	Equity securities	CIE investments and other	Total
As of June 2022
Corporate equity	$ –	$ –	$12	$ –	$12
Credit	7	11	–	–	18
Real estate	6	2	4	13	25
Other	–	–	–	1	1
Total	$13	$13	$16	$14	$56
As of June 2021
Corporate equity	$ –	$ –	$17	$ –	$17
Credit	8	12	–	–	20
Real estate	8	2	4	18	32
Other	–	–	–	1	1
Total	$16	$14	$21	$19	$70
Loans and Debt Securities.
The table below presents the concentration of loans and debt securities within our alternative investments by accounting classification, region and industry.

	As of June

$ in billions	2022	2021
Loans	$13	$16
Debt securities	13	14
Total	$26	$30
Accounting Classification
Debt securities at fair value	48%	46%
Loans at amortized cost	43%	43%
Loans at fair value	9%	11%
Total	100%	100%
Region
Americas	46%	45%
EMEA	34%	34%
Asia	20%	21%
Total	100%	100%
Industry
Consumers	4%	4%
Financial Institutions	6%	8%
Healthcare	11%	8%
Industrials	14%	15%
Natural Resources & Utilities	3%	3%
Real Estate	31%	36%
Technology, Media & Telecommunications	20%	15%
Other	11%	11%
Total	100%	100%

Goldman Sachs June 2022 Form 10-Q	124

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

Equity Securities.
The table below presents the concentration of equity securities within our alternative investments by region and industry.

	As of June

$ in billions	2022	2021
Equity securities	$16	$21
Region
Americas	62%	52%
EMEA	18%	21%
Asia	20%	27%
Total	100%	100%
Industry
Consumers	5%	4%
Financial Institutions	11%	19%
Healthcare	10%	13%
Industrials	7%	7%
Natural Resources & Utilities	11%	8%
Real Estate	26%	17%
Technology, Media & Telecommunications	27%	29%
Other	3%	3%
Total	100%	100%
In the table above:

•
Equity securities included $13 billion as of June 2022 and $17 billion as of June 2021 of private equity positions, and $3 billion as of June 2022 and $4 billion as of June 2021 of public equity positions that converted from private equity upon the initial public offerings of the underlying companies.

•
The concentrations for real estate equity securities as of June 2022 were 6% for multifamily (3% as of June 2021), 5% for office (4% as of June 2021), 8% for mixed use (5% as of June 2021) and 7% for other real estate equity securities (5% as of June 2021).

The table below presents the concentration of equity securities within our alternative investments by vintage.

Vintage
As of June 2022
2015 or earlier	31%
2016 - 2018	29%
2019 - thereafter	40%
Total	100%
As of June 2021
2014 or earlier	26%
2015 - 2017	32%
2018 - thereafter	42%
Total	100%
As we continue to grow our third-party alternatives business, we remain focused on our strategic objective to reduce the capital intensity of the Asset Management segment by reducing our on-balance
sheet equity investments.
The table below presents the rollforward of our equity securities within our alternative investments from the beginning of 2020 through the second quarter of 2022.

$ in billions	Total Equity
Beginning balance	$ 22
Additions	7
Dispositions	(20)
Mark-ups	7
Ending balance	$ 16
CIE Investments and Other.
CIE investments and other included assets held by CIEs of $13 billion as of June 2022 and $18 billion as of June 2021, which were funded with liabilities of approximately $7 billion as of June 2022 and $10 billion as of June 2021. Substantially all such liabilities were nonrecourse, thereby reducing our equity at risk.
The table below presents the concentration of CIE assets, net of financings, within our alternative investments by region and asset class.

	As of June

$ in billions	2022	2021
CIE assets, net of financings	$6	$8
Region
Americas	67%	63%
EMEA	23%	25%
Asia	10%	12%
Total	100%	100%
Asset Class
Hospitality	3%	4%
Industrials	12%	10%
Multifamily	22%	25%
Office	23%	24%
Retail	3%	5%
Senior Housing	16%	13%
Student Housing	7%	7%
Other	14%	12%
Total	100%	100%
The table below presents the concentration of CIE assets, net of financings, within our alternative investments by vintage.

Vintage
As of June 2022
2015 or earlier	4%
2016 - 2018	46%
2019 - thereafter	50%
Total	100%
As of June 2021
2014 or earlier	2%
2015 - 2017	29%
2018 - thereafter	69%
Total	100%
Geographic Data
See Note 25 to the consolidated financial statements for a summary of our total net revenues and pre-tax
earnings by geographic region.

125	Goldman Sachs June 2022 Form 10-Q

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
Scenario Analyses.
We conduct various scenario analyses, including as part of the CCAR and U.S. Dodd-Frank Wall Street Reform and Consumer Protection Act Stress Tests (DFAST), as well as our resolution and recovery planning. See “Capital Management and Regulatory Capital — Capital Management” for further information about these scenario analyses. These scenarios cover short- and long-term time horizons using various macroeconomic and firm-specific assumptions, based on a range of economic scenarios. We use these analyses to assist us in developing our longer-term balance sheet management strategy, including the level and composition of assets, funding and capital. Additionally, these analyses help us develop approaches for maintaining appropriate funding, liquidity and capital across a variety of situations, including a severely stressed environment.

Goldman Sachs June 2022 Form 10-Q	126

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

Balance Sheet Analysis and Metrics
As of June 2022, total assets in our consolidated balance sheets were $1.60 trillion, an increase of $137.24 billion from December 2021, primarily reflecting increases in collateralized agreements of $63.21 billion (primarily reflecting the impact of our and our clients’ activities), cash and cash equivalents of $27.57 billion (primarily reflecting our activity), investments of $26.06 billion (primarily due to an increase in U.S. government obligations accounted for as held-to-maturity),
and loans of $17.38 billion (reflecting increases across the portfolio).
As of June 2022, total liabilities in our consolidated balance sheets were $1.48 trillion, an increase of $129.29 billion from December 2021, reflecting increases in trading liabilities of $73.87 billion (primarily due to increases in equity securities and government obligations, reflecting the impact of our and our clients’ activities, and due to an increase in derivative instruments, reflecting the impact of commodity prices and currency movements), customer and other payables of $28.05 billion (primarily reflecting client activity), deposits of $27.10 billion (primarily due to increases in transaction banking, brokered certificates of deposits, and deposit sweep program balances, partially offset by a decrease in private bank deposits), and unsecured borrowings of $7.01 billion (primarily driven by new issuances, partially offset by maturities).
Our total repurchase agreements, accounted for as collateralized financings, were $172.89 billion as of June 2022 and $165.88 billion as of December 2021, which were 12% higher as of June 2022 and 3% higher as of December 2021 than the average daily amount of repurchase agreements over the respective quarters. As of June 2022, the increase in our repurchase agreements relative to the average daily amount of repurchase agreements during the quarter resulted from higher levels of our and our clients’ activities at the end of the period.
The level of our repurchase agreements fluctuates between and within periods, primarily due to providing clients with access to highly liquid collateral, such as certain government and agency obligations, through collateralized financing activities.
The table below presents information about our balance sheet and leverage ratios.

As of

$ in millions	June 2022	December 2021
Total assets	$1,601,224	$1,463,988
Unsecured long-term borrowings	$ 250,444	$ 254,092
Total shareholders’ equity	$ 117,871	$ 109,926
Leverage ratio	13.6x	13.3x
Debt-to-equity ratio	2.1x	2.3x
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

	As of

$ in millions, except per share amounts	June 2022	December 2021
Total shareholders’ equity	$117,871	$109,926
Preferred stock	(10,703)	(10,703)
Common shareholders’ equity	107,168	99,223
Goodwill	(6,196)	(4,285)
Identifiable intangible assets	(2,014)	(418)
Tangible common shareholders’ equity	$ 98,958	$ 94,520
Book value per common share	$ 301.88	$ 284.39
Tangible book value per common share	$ 278.75	$ 270.91
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
non-GAAP
measures used by other companies.

•
Book value per common share and tangible book value per common share are based on common shares outstanding and restricted stock units granted to employees with no future service requirements and not subject to performance or market conditions (collectively, basic shares) of 355.0 million as of June 2022 and 348.9 million as of December 2021. We believe that tangible book value per common share (tangible common shareholders’ equity divided by basic shares) is meaningful because it is a measure that we and investors use to assess capital adequacy. Tangible book value per common share is a non-GAAP
measure and may not be comparable to similar
non-GAAP
measures used by other companies.

127	Goldman Sachs June 2022 Form 10-Q

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
The table below presents information about our funding sources.

	As of

$ in millions	June 2022		December 2021
Deposits	$ 391,326	37%	$ 364,227	36%
Collateralized financings	228,319	22%	230,932	23%
Unsecured short-term borrowings	57,615	6%	46,955	5%
Unsecured long-term borrowings	250,444	24%	254,092	25%
Total shareholders’ equity	117,871	11%	109,926	11%
Total	$1,045,575	100%	$1,006,132	100%
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
Assets that may be harder to fund on a secured basis during times of market stress include certain financial instruments in the following categories: mortgage- and other asset-backed loans and securities, non-investment-grade
corporate debt securities, equity securities and emerging market securities.
We also raise financing through other types of collateralized financings, such as secured loans and notes. GS Bank USA has access to funding from the Federal Home Loan Bank. Our outstanding borrowings against the Federal Home Loan Bank were $2.50 billion as of June 2022 and $100 million as of December 2021. Additionally, we have access to funding through the Federal Reserve discount window. However, we do not rely on this funding in our liquidity planning and stress testing.

Goldman Sachs June 2022 Form 10-Q	128

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
The table below presents our quarterly unsecured long-term borrowings maturity profile.

$ in millions	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
As of June 2022
2023	$ –	$ –	$11,314	$12,005	$ 23,319
2024	$13,194	$10,806	$ 8,445	$ 7,630	40,075
2025	$11,576	$10,627	$ 5,490	$ 6,316	34,009
2026	$ 5,775	$ 3,766	$ 3,133	$ 8,778	21,452
2027	$ 9,001	$ 3,095	$ 4,320	$ 9,112	25,528
2028 - thereafter					106,061
Total					$250,444
The weighted average maturity of our unsecured long-term borrowings as of June 2022 was approximately seven years. To mitigate refinancing risk, we seek to limit the principal amount of debt maturing over the course of any monthly, quarterly or annual time horizon. We enter into interest rate swaps to convert a portion of our unsecured long-term borrowings into floating-rate obligations to manage our exposure to interest rates. See Note 14 to the consolidated financial statements for further information about our unsecured long-term borrowings.
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

129	Goldman Sachs June 2022 Form 10-Q

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
Based on our 2022 CCAR submission, the FRB reduced our SCB from 6.4% to 6.3%, resulting in a Standardized CET1 capital ratio requirement of 13.3% for the period from October 1, 2022 through September 30, 2023. See “Share Repurchase Program” for further information about common stock repurchases and dividends. We published a summary of our annual DFAST results in June 2022. See “Available Information.”
GS Bank USA is required to conduct stress tests on an annual basis and publish a summary of certain results. GS Bank USA published a summary of its annual DFAST results in June 2022. See “Available Information.”
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
We review and make any necessary adjustments to our attributed equity framework in January each year, to reflect, among other things, the results of our latest CCAR process, as well as projected changes in our balance sheet. On January 1, 2022, our allocation of attributed equity changed (relative to the allocation as of December 2021) as follows: attributed equity increased by approximately $1.0 billion for Consumer & Wealth Management and approximately $0.5 billion for Investment Banking, while attributed equity decreased by approximately $0.8 billion for Global Markets and approximately $0.7 billion for Asset Management. See “Segment Assets and Operating Results — Segment Operating Results” for information about our average quarterly attributed equity by segment.
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
During the second quarter of 2022, we returned a total of $1.22 billion to shareholders, including common stock repurchases of $500 million and common stock dividends of $719 million. The Board of Directors of Group Inc. (Board) approved an increase in our common stock dividend from $2.00 to $2.50 per share beginning in the third quarter of 2022. Consistent with our capital management philosophy, we will continue prioritizing deployment of capital for our clients where returns are attractive and return any excess capital to shareholders through dividends and share repurchases. In addition, we continue to evaluate the level of share repurchases in light of our recent stock price.
As of June 2022, the remaining share authorization under our existing repurchase program was 31.5 million shares. See “Unregistered Sales of Equity Securities and Use of Proceeds” in Part II, Item 2 of this
Form 10-Q
and Note 19 to the consolidated financial statements for further information about our share repurchase program, and see above for information about our capital planning and stress testing process.

Goldman Sachs June 2022 Form 10-Q	130

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

Resolution Capital Models.
In connection with our resolution planning efforts, we have established a Resolution Capital Adequacy and Positioning framework, which is designed to ensure that our major subsidiaries (GS Bank USA, Goldman Sachs & Co. LLC (GS&Co.), GSI, GSIB, GSBE, Goldman Sachs Japan Co., Ltd. (GSJCL), Goldman Sachs Asset Management, L.P. and Goldman Sachs Asset Management International) have access to sufficient loss-absorbing capacity (in the form of equity, subordinated debt and unsecured senior debt) so that they are able to wind down following a Group Inc. bankruptcy filing in accordance with our preferred resolution strategy.
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
The capital requirements calculated under the Capital Framework include the capital conservation buffer requirements, which are comprised of a 2.5% buffer (under the Advanced Capital Rules), the SCB (under the Standardized Capital Rules), a countercyclical capital buffer (under both Capital Rules) and the
G-SIB
surcharge (under both Capital Rules). Our
G-SIB
surcharge is 2.5% for 2022 and 3.0% for 2023. Based on financial data for 2021 and the six months ended June 2022, we are above the threshold for the 3.5%
G-SIB
surcharge. Based on the recent operating environment and our clients’ needs, we are currently targeting to be at the 3.0%
G-SIB
level as of December 2022 (which would be effective for our January 2024 G-SIB surcharge). We will continue to evaluate this target through the end of 2022. The
G-SIB
surcharge and countercyclical capital buffer in the future may differ due to additional guidance from our regulators and/or positional changes, and our SCB is likely to change from year to year based on the results of the annual supervisory stress tests. Our target is to maintain capital ratios equal to the regulatory requirements plus a buffer of 50 to 100 basis points.
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
G-SIB
surcharge (Method 1).

•	The TLAC to leverage exposure requirement includes (i) the 7.5% minimum and (ii) the 2.0% leverage exposure buffer.

•	The external long-term debt to RWAs requirement includes (i) the 6% minimum and (ii) the 2.5% G-SIB surcharge (Method 2).

•	The external long-term debt to total leverage exposure is the 4.5% minimum.

131	Goldman Sachs June 2022 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

The table below presents information about our TLAC and external long-term debt ratios.

	For the Three Months Ended or as of

$ in millions	June 2022	December 2021
TLAC	$ 304,542	$ 297,765
External long-term debt	$ 178,699	$ 174,500
RWAs	$ 691,659	$ 676,863
Leverage exposure	$1,945,539	$1,910,521
TLAC to RWAs	44.0%	44.0%
TLAC to leverage exposure	15.7%	15.6%
External long-term debt to RWAs	25.8%	25.8%
External long-term debt to leverage exposure	9.2%	9.1%
In the table above:

•
TLAC includes common and preferred stock, and eligible long-term debt issued by Group Inc. Eligible long-term debt represents unsecured debt, which has a remaining maturity of at least one year and satisfies additional requirements.

•	External long-term debt consists of eligible long-term debt subject to a haircut if it is due to be paid between one and two years.

•
RWAs represent Standardized RWAs as of both June 2022 and December 2021. In accordance with the TLAC rules, the higher of Advanced or Standardized RWAs are used in the calculation of TLAC and external long-term debt ratios and applicable requirements.

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
of $21.85 billion as of June 2022 and $22.18 billion as of December 2021, which exceeded the amount required by $16.86 billion as of June 2022 and $17.74 billion as of December 2021. In addition to its alternative minimum net capital requirements, GS&Co. is also required to hold tentative net capital in excess of $5 billion and net capital in excess of $1 billion in accordance with
Rule 15c3-1.
GS&Co. is also required to notify the SEC in the event that its tentative net capital is less than $6 billion. As of both June 2022 and December 2021, GS&Co. had tentative net capital and net capital in excess of both the minimum and the notification requirements.
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
The table below presents GSI’s risk-based capital requirements.

	As of

	June 2022	December 2021
Risk-based capital requirements
CET1 capital ratio	8.4%	8.1%
Tier 1 capital ratio	10.4%	9.9%
Total capital ratio	13.0%	12.4%
In the table above, the risk-based capital requirements incorporate capital guidance received from the PRA and could change in the future.

Goldman Sachs June 2022 Form 10-Q	132

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

The table below presents information about GSI’s risk-based capital ratios.

	As of

$ in millions	June 2022	December 2021
Risk-based capital and risk-weighted assets
CET1 capital	$ 30,465	$ 28,810
Tier 1 capital	$ 38,765	$ 37,110
Tier 2 capital	$ 5,377	$ 5,377
Total capital	$ 44,142	$ 42,487
RWAs	$273,809	$269,762
Risk-based capital ratios
CET1 capital ratio	11.1%	10.7%
Tier 1 capital ratio	14.2%	13.8%
Total capital ratio	16.1%	15.7%
In the table above, the risk-based capital ratios as of June 2022 reflected profits after foreseeable charges that are still subject to verification by GSI’s external auditors and approval by the PRA for inclusion in risk-based capital. These profits contributed approximately 28 basis points to the CET1 capital ratio as of June 2022.
GSI is also subject to the leverage ratio framework established by the PRA. This framework sets a minimum leverage ratio requirement at 3.25% that will apply to GSI from January 1, 2023. GSI had a leverage ratio of 5.1% as of June 2022 and 4.2% as of December 2021. The leverage ratio as of June 2022 reflected profits after foreseeable charges that are still subject to verification by GSI’s external auditors and approval by the PRA for inclusion in risk-based capital. These profits contributed approximately 10 basis points to the leverage ratio as of June 2022.
GSI is a registered swap dealer with the CFTC and a registered security-based swap dealer with the SEC. As of both June 2022 and December 2021, GSI was subject to and in compliance with applicable capital requirements for swap dealers and security-based swap dealers.
GSI is also subject to a minimum requirement for own funds and eligible liabilities issued to affiliates. This requirement is subject to a transitional period which began to phase in from January 2019 and became fully effective beginning in January 2022. As of both June 2022 and December 2021, GSI was in compliance with this requirement.
GSJCL, our Japanese broker-dealer, is regulated by Japan’s Financial Services Agency. GSJCL and certain other
non-U.S.
subsidiaries are also subject to capital requirements promulgated by authorities of the countries in which they operate. As of both June 2022 and December 2021, these subsidiaries were in compliance with their local capital requirements.
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
The International Swaps and Derivatives Association (ISDA) 2020 IBOR Fallbacks Protocol (IBOR Protocol) has provided derivatives market participants with amended fallbacks for legacy and new derivative contracts to mitigate legal or economic uncertainty. Both counterparties have to adhere to the IBOR Protocol or engage in bilateral amendments for the terms to be effective for derivative contracts. ISDA has confirmed that the FCA’s formal announcement to cease both non-USD and USD LIBOR settings fixed the spread adjustment for all LIBOR rates and as a result fallbacks applied automatically for non-USD LIBOR settings following December 31, 2021 and will apply automatically for USD LIBOR settings following June 30, 2023. The Adjustable Interest Rate (LIBOR) Act, that was enacted in March 2022, provides a statutory framework to replace USD LIBOR with a benchmark rate based on the Secured Overnight Financing Rate (SOFR) for contracts governed by U.S. law that have no fallbacks or fallbacks that would require the use of a poll or LIBOR-based rate. Under the LIBOR Act, the FRB must adopt rules to identify the applicable
SOFR-based
replacement rate by September 11, 2022. In July 2022, the FRB released proposed rules, which would identify different SOFR-based replacement rates for derivative contracts, for cash instruments such as floating-rate notes and preferred stock, for consumer contracts and for certain government-sponsored enterprise contracts.

133	Goldman Sachs June 2022 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

We facilitated an orderly transition from
non-USD
LIBORs to alternative risk-free reference rates and synthetic rates for us and our clients, and continue to make progress on our transition program as it relates to USD LIBOR.
Our risk exposure to USD LIBOR is primarily in connection with our derivative contracts and, to a lesser extent, our unsecured debt, preferred stock and loan portfolio. As of June 2022, the notional amount of our USD LIBOR-based derivative contracts was approximately $9 trillion, of which approximately $6 trillion will mature after June 2023 based on their contractual terms. Substantially all of such derivative contracts are with counterparties under bilateral agreements subject to the IBOR Protocol, or with central clearing counterparties or exchanges which have incorporated fallbacks consistent with the IBOR Protocol in their rulebooks and have announced that they plan to convert USD LIBOR contracts to alternative risk-free reference rates. Our benchmark unsecured debt and preferred stock with USD LIBOR exposure was approximately $32.0 billion as of June 2022, of which $29.4 billion will contractually mature after June 2023 or is perpetual and has no stated maturity date. We continue to monitor industry and legislative developments as they relate to unsecured debt and preferred stock and will take actions designed to facilitate an orderly transition. In addition, we are also engaging with our clients in order to remediate our loan agreements through bilateral amendments.
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
The table below presents where information about our various off-balance
sheet arrangements may be found in this
Form 10-Q.
In addition, see Note 3 to the consolidated financial statements for information about our consolidation policies.

Off-Balance Sheet Arrangement	Disclosure in Form 10-Q
Variable interests and other obligations, including contingent obligations, arising from variable interests in nonconsolidated variable interest entities (VIEs)	See Note 17 to the consolidated financial statements.
Guarantees, and lending and other commitments	See Note 18 to the consolidated financial statements.
Derivatives	See “Risk Management — Credit Risk Management — Credit Exposures — OTC Derivatives” and Notes 4, 5, 7 and 18 to the consolidated financial statements.

Goldman Sachs June 2022 Form 10-Q	134

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
The implementation of our risk governance structure and core risk management processes is overseen by Enterprise Risk, which reports to our chief risk officer, and is responsible for ensuring that our enterprise risk management framework provides the Board, our risk committees and senior management with a consistent and integrated approach to managing our various risks in a manner consistent with our risk appetite.
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

135	Goldman Sachs June 2022 Form 10-Q

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

Goldman Sachs June 2022 Form 10-Q	136

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

137	Goldman Sachs June 2022 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

Firmwide Enterprise Risk Committee.
The Firmwide Enterprise Risk Committee is responsible for overseeing all of our financial and nonfinancial risks. As part of such oversight, the committee is responsible for the ongoing review, approval and monitoring of our enterprise risk management framework, as well as our risk limits framework. This committee is co-chaired
by our president and chief operating officer and our chief risk officer, who are appointed as chairs by our chief executive officer, and reports to the Management Committee. The following are the primary committees or councils that report to the Firmwide Enterprise Risk Committee:

•
Firmwide Risk Council.
The Firmwide Risk Council is responsible for the ongoing monitoring of relevant financial risks and related risk limits at the firmwide, business and product levels. This council is co-chaired
by the chairs of the Firmwide Enterprise Risk Committee.

•
Firmwide New Activity Committee.
The Firmwide New Activity Committee is responsible for reviewing new activities and for establishing a process to identify and review previously approved activities that are significant and that have changed in complexity and/or structure or present different reputational and suitability concerns over time to consider whether these activities remain appropriate. This committee is co-chaired
by our controller and chief accounting officer and our chief operating and strategy officer for Engineering, who are appointed as chairs by the chairs of the Firmwide Enterprise Risk Committee.

•
Firmwide Operational Risk and Resilience Committee.
The Firmwide Operational Risk and Resilience Committee is responsible for overseeing operational risk, and for ensuring our business and operational resilience. To assist the Firmwide Operational Risk and Resilience Committee in carrying out its mandate, other risk committees with dedicated oversight for technology-related risks, including cyber security matters, report into the Firmwide Operational Risk and Resilience Committee. This committee is co-chaired
by our chief administrative officer and our head of Operational Risk, who are appointed as chairs by the chairs of the Firmwide Enterprise Risk Committee.

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

Firmwide Client and Business Standards Committee.
The Firmwide Client and Business Standards Committee is responsible for overseeing relationships with our clients, client service and experience, and related business standards, as well as client-related reputational matters. This committee is chaired by our president and chief operating officer, who is appointed as chair by our chief executive officer, and reports to the Management Committee. This committee periodically provides updates to, and receives guidance from, the Public Responsibilities Committee of the Board.

Goldman Sachs June 2022 Form 10-Q	138

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

The following committees report jointly to the Firmwide Enterprise Risk Committee and the Firmwide Client and Business Standards Committee:

•
Firmwide Reputational Risk Committee.
The Firmwide Reputational Risk Committee is responsible for assessing reputational risks arising from transactions that have been identified as having potential heightened reputational risk pursuant to the criteria established by the Firmwide Reputational Risk Committee and as determined by committee leadership. This committee is chaired by our president and chief operating officer, who is appointed as chair by our chief executive officer, and the vice-chairs are our chief legal officer and the former chair of Conflicts Resolution (now a senior advisor to the firm), who are appointed as vice-chairs by the chair of the Firmwide Reputational Risk Committee. This committee periodically provides updates to, and receives guidance from, the Public Responsibilities Committee of the Board.

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

•
Firmwide Capital Committee.
The Firmwide Capital Committee provides approval and oversight of debt-related transactions, including principal commitments of our capital. This committee aims to ensure that business, reputational and suitability standards for underwritings and capital commitments are maintained on a global basis. This committee is co-chaired
by our head of Credit Risk and a
co-head
of our Global Financing Group, who are appointed as chairs by the chairs of the Firmwide Enterprise Risk Committee.

•
Firmwide Commitments Committee.
The Firmwide Commitments Committee reviews our underwriting and distribution activities with respect to equity and equity-related product offerings, and sets and maintains policies and procedures designed to ensure that legal, reputational, regulatory and business standards are maintained on a global basis. In addition to reviewing specific transactions, this committee periodically conducts general strategic reviews of sectors and products and establishes policies in connection with transaction practices. This committee is co-chaired
by our chief equity underwriting officer for EMEA, our chief equity underwriting officer for the Americas, a co-chairman
of our Global Financial Institutions Group and a
co-head
of our Global Investment Grade Capital Markets and Risk Management Group in our Investment Banking Division, who are appointed as chairs by the chair of the Firmwide Client and Business Standards Committee.

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

139	Goldman Sachs June 2022 Form 10-Q

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

Goldman Sachs June 2022 Form 10-Q	140

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
Group Inc. has provided substantial amounts of equity and subordinated indebtedness, directly or indirectly, to its regulated subsidiaries. For example, as of June 2022, Group Inc. had $38.00 billion of equity and subordinated indebtedness invested in GS&Co., its principal U.S. registered broker-dealer; $47.34 billion invested in GSI, a regulated U.K. broker-dealer; $2.62 billion invested in GSJCL, a regulated Japanese broker-dealer; $48.96 billion invested in GS Bank USA, a regulated New York State-chartered bank; and $4.35 billion invested in GSIB, a regulated U.K. bank. Group Inc. also provides financing, directly or indirectly, in the form of: $113.94 billion of unsubordinated loans (including secured loans of $55.47 billion) and $31.93 billion of collateral and cash deposits to these entities as of June 2022. In addition, as of June 2022, Group Inc. had significant amounts of capital invested in and loans to its other regulated subsidiaries.
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

•	A firm-specific crisis potentially triggered by material losses, reputational damage, litigation and/or a ratings downgrade.

141	Goldman Sachs June 2022 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

The following are key modeling elements of our Modeled Liquidity Outflow:

•	Liquidity needs over a 30-day scenario;

•	A two-notch downgrade of our long-term senior unsecured credit ratings;

•	Changing conditions in funding markets, which limit our access to unsecured and secured funding;

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
Resolution Liquidity Models.
In connection with our resolution planning efforts, we have established our Resolution Liquidity Adequacy and Positioning framework, which estimates liquidity needs of our major subsidiaries in a stressed environment. The liquidity needs are measured using our Modeled Liquidity Outflow assumptions and include certain additional inter-affiliate exposures. We have also established our Resolution Liquidity Execution Need framework, which measures the liquidity needs of our major subsidiaries to stabilize and wind down following a Group Inc. bankruptcy filing in accordance with our preferred resolution strategy.
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
GCLA and Unencumbered Metrics
GCLA.
Based on the results of our internal liquidity risk models, described above, as well as our consideration of other factors, including, but not limited to, a qualitative assessment of our condition, as well as the financial markets, we believe our liquidity position as of both June 2022 and December 2021 was appropriate. We strictly limit our GCLA to a narrowly defined list of securities and cash because they are highly liquid, even in a difficult funding environment. We do not include other potential sources of excess liquidity in our GCLA, such as less liquid unencumbered securities or committed credit facilities.

Goldman Sachs June 2022 Form 10-Q	142

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

The table below presents information about our GCLA.

	Average for the Three Months Ended

$ in millions	June 2022	March 2022
Denomination
U.S. dollar	$270,121	$246,642
Non-U.S. dollar	121,146	128,215
Total	$391,267	$374,857
Asset Class
Overnight cash deposits	$226,414	$211,593
U.S. government obligations	120,355	112,847
U.S. agency obligations	8,483	10,388
Non-U.S. government obligations	36,015	40,029
Total	$391,267	$374,857
Entity Type
Group Inc. and Funding IHC	$ 63,070	$ 61,523
Major broker-dealer subsidiaries	114,507	111,090
Major bank subsidiaries	213,690	202,244
Total	$391,267	$374,857
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
Other Unencumbered Assets.
In addition to our GCLA, we have a significant amount of other unencumbered cash and financial instruments, including other government obligations, high-grade money market securities, corporate obligations, marginable equities, loans and cash deposits not included in our GCLA. The fair value of our unencumbered assets averaged $279.07 billion for the three months ended June 2022 and $280.59 billion for the three months ended March 2022. We do not consider these assets liquid enough to be eligible for our GCLA.
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
The table below presents information about our average daily LCR.

	Average for the Three Months Ended

$ in millions	June 2022	March 2022
Total HQLA	$380,531	$365,250
Eligible HQLA	$261,718	$255,055
Net cash outflows	$209,577	$202,714
LCR	125%	126%
As a BHC, we are subject to a net stable funding ratio (NSFR) requirement established by the U.S. federal bank regulatory agencies, which requires large U.S. banking organizations to ensure they have access to stable funding over a one-year
time horizon. The rule also requires disclosure of the ratio on a semi-annual basis and a description of the banking organization’s stable funding sources beginning in 2023. Our NSFR as of June 2022 exceeded the minimum requirement.

143	Goldman Sachs June 2022 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

The following provides information about our subsidiary liquidity regulatory requirements:

•
GS Bank USA.
GS Bank USA is subject to a minimum LCR of 100% under the LCR rule approved by the U.S. federal bank regulatory agencies. As of June 2022, GS Bank USA’s LCR exceeded the minimum requirement. The NSFR requirement described above also applies to GS Bank USA. As of June 2022, GS Bank USA’s NSFR exceeded the minimum requirement.

•
GSI and GSIB.
GSI and GSIB are subject to a minimum LCR of 100% under the LCR rule approved by the U.K. regulatory authorities. GSI’s and GSIB’s average monthly LCR for the trailing twelve-month period ended June 2022 exceeded the minimum requirement. GSI and GSIB are subject to the applicable NSFR requirement in the U.K., which became effective in January 2022. As of June 2022, both GSI’s and GSIB’s NSFR exceeded the minimum requirement.

•
GSBE.
GSBE is subject to a minimum LCR of 100% under the LCR rule approved by the European Parliament and Council. GSBE’s average monthly LCR for the trailing twelve-month period ended June 2022 exceeded the minimum requirement. GSBE is subject to the applicable NSFR requirement in the E.U. As of June 2022, GSBE’s NSFR exceeded the minimum requirement.

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
The table below presents the unsecured credit ratings and outlook of Group Inc.

As of June 2022

	DBRS		Fitch	Moody’s	R&I	S&P
Short-term debt	R-1 (middle	)	F1	P-1	a-1	A-2
Long-term debt	A (high	)	A	A2	A	BBB+
Subordinated debt	A		BBB+	Baa2	A-	BBB
Trust preferred	A		BBB-	Baa3	N/A	BB+
Preferred stock	BBB (high	)	BBB-	Ba1	N/A	BB+
Ratings outlook	Stable		Stable	Stable	Stable	Stable
In the table above:

•	The ratings and outlook are by DBRS, Inc. (DBRS), Fitch, Inc. (Fitch), Moody’s Investors Service (Moody’s), Rating and Investment Information, Inc. (R&I), and Standard & Poor’s Ratings Services (S&P).

•	The ratings for trust preferred relate to the guaranteed preferred beneficial interests issued by Goldman Sachs Capital I.

•	The DBRS, Fitch, Moody’s and S&P ratings for preferred stock include the APEX issued by Goldman Sachs Capital II and Goldman Sachs Capital III.
The table below presents the unsecured credit ratings and outlook of GS Bank USA, GSIB, GSBE, GS&Co. and GSI.

As of June 2022

	Fitch	Moody’s	S&P
GS Bank USA
Short-term debt	F1	P-1	A-1
Long-term debt	A+	A1	A+
Short-term bank deposits	F1+	P-1	N/A
Long-term bank deposits	AA-	A1	N/A
Ratings outlook	Stable	Stable	Stable
GSIB
Short-term debt	F1	P-1	A-1
Long-term debt	A+	A1	A+
Short-term bank deposits	F1	P-1	N/A
Long-term bank deposits	A+	A1	N/A
Ratings outlook	Stable	Stable	Stable
GSBE
Short-term debt	F1	P-1	A-1
Long-term debt	A+	A1	A+
Short-term bank deposits	N/A	P-1	N/A
Long-term bank deposits	N/A	A1	N/A
Ratings outlook	Stable	Stable	Stable
GS&Co.
Short-term debt	F1	N/A	A-1
Long-term debt	A+	N/A	A+
Ratings outlook	Stable	N/A	Stable
GSI
Short-term debt	F1	P-1	A-1
Long-term debt	A+	A1	A+
Ratings outlook	Stable	Stable	Stable

Goldman Sachs June 2022 Form 10-Q	144

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

We believe our credit ratings are primarily based on the credit rating agencies’ assessment of:

•	Our liquidity, market, credit and operational risk management practices;

•	Our level and variability of earnings;

•	Our capital base;

•	Our franchise, reputation and management;

•	Our corporate governance; and

•	The external operating and economic environment, including, in some cases, the assumed level of government support or other systemic considerations, such as potential resolution.
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
Six Months Ended June 2022.
Our cash and cash equivalents increased by $27.57 billion to $288.61 billion at the end of the second quarter of 2022, due to net cash provided by financing and operating activities, partially offset by net cash used for investing activities. The net cash provided by financing activities primarily reflected cash inflows from deposits (reflecting increases in transaction banking, brokered certificates of deposits and deposit sweep program balances, and a decrease in private bank deposits) and net issuance of unsecured long-term borrowings. The net cash provided by operating activities primarily reflected cash inflows from trading liabilities and customer and other receivables and payables, net (reflecting both an increase in customer and other payables and in customer and other receivables), partially offset by cash outflows from collateralized transactions (reflecting an increase in collateralized agreements and a decrease in collateralized financings) and trading assets. The net cash used for investing activities primarily reflected purchases of investments (primarily due to an increase in U.S. government obligations accounted for as held-to-maturity)
and an increase in net lending activities (reflecting increases across the portfolio).
Six Months Ended June 2021.
Our cash and cash equivalents increased by $84.45 billion to $240.29 billion at the end of the second quarter of 2021, due to net cash provided by financing and operating activities, partially offset by net cash used for investing activities. The net cash provided by financing activities primarily reflected an increase in net deposits, (principally reflecting increases in institutional, transaction banking, consumer and deposit sweep program deposits) and net issuance of unsecured long-term borrowings. The net cash provided by operating activities primarily reflected net earnings, an increase in trading liabilities and a decrease in trading assets, partially offset by an increase in collateralized transactions (an increase in collateralized agreements, partially offset by an increase in collateralized financings). The net cash used for investing activities primarily reflected purchases of investments and an increase in net lending activities, partially offset by sales and paydowns of investments.

145	Goldman Sachs June 2022 Form 10-Q

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

Goldman Sachs June 2022 Form 10-Q	146

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

147	Goldman Sachs June 2022 Form 10-Q

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
The table below presents our average daily VaR.

	Three Months Ended			Six Months Ended June

$ in millions	June 2022	March 2022	June 2021	2022	2021
Categories
Interest rates	$ 104	$ 74	$ 64	$ 89	$ 61
Equity prices	36	33	48	34	50
Currency rates	23	25	13	24	13
Commodity prices	63	49	22	56	22
Diversification effect	(102)	(83)	(57)	(92)	(56)
Total	$ 124	$ 98	$ 90	$111	$ 90
Our average daily VaR increased to $124 million for the three months ended June 2022 from $98 million for the three months ended March 2022, primarily due to higher levels of volatility. The total increase of $26 million was primarily driven by increases in the interest rates and commodity prices categories, partially offset by an increase in the diversification effect.
Our average daily VaR increased to $124 million for the three months ended June 2022 from $90 million for the three months ended June 2021, primarily due to higher levels of volatility. The total increase of $34 million was driven by increases in the commodity prices, interest rates and currency rates categories, partially offset by an increase in the diversification effect and a decrease in the equity prices category.
Our average daily VaR increased to $111 million for the six months ended June 2022 from $90 million for the six months ended June 2021, primarily due to higher levels of volatility. The total increase of $21 million was driven by increases in the commodity prices, interest rates and currency rates categories, partially offset by an increase in the diversification effect and a decrease in the equity prices category.
The table below presents our
period-end
VaR.

	As of

$ in millions	June 2022	March 2022	June 2021
Categories
Interest rates	$ 134	$106	$ 74
Equity prices	37	33	41
Currency rates	20	26	16
Commodity prices	59	60	25
Diversification effect	(100)	(98)	(61)
Total	$ 150	$127	$ 95
Our
period-end
VaR increased to $150 million as of June 2022 from $127 million as of March 2022, primarily due to higher levels of volatility. The total increase of $23 million was primarily driven by an increase in the interest rates category, partially offset by a decrease in the currency rates category.
Our
period-end
VaR increased to $150 million as of June 2022 from $95 million as of June 2021, primarily due to higher levels of volatility. The total increase of $55 million was primarily driven by increases in the interest rates and commodity prices categories, partially offset by an increase in the diversification effect.
During the six months ended June 2022, the firmwide VaR risk limit was exceeded on six occasions (all of which occurred during March 2022) primarily due to higher levels of volatility generally resulting from broad macroeconomic and geopolitical concerns. These limit breaches were resolved by temporary increases in the firmwide VaR risk limit and subsequent risk reductions. During this period, the firmwide VaR risk limit was also permanently increased due to higher levels of volatility. During 2021, the firmwide VaR risk limit was not exceeded and there were no permanent or temporary changes to the firmwide VaR risk limit.
The table below presents our high and low VaR.

	Three Months Ended

	June 2022		March 2022		June 2021

$ in millions	High	Low	High	Low	High	Low
Categories
Interest rates	$134	$ 84	$106	$57	$ 74	$58
Equity prices	$ 48	$ 31	$ 45	$27	$ 57	$37
Currency rates	$ 31	$ 16	$ 36	$19	$ 17	$10
Commodity prices	$ 74	$ 51	$ 82	$30	$ 32	$15
Firmwide
VaR	$150	$108	$129	$76	$101	$81
The chart below presents our daily VaR for the six months ended June 2022.

Goldman Sachs June 2022 Form 10-Q	148

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

The table below presents, by number of business days, the frequency distribution of our daily net revenues for positions included in VaR.

	Three Months Ended June		Six Months Ended June

$ in millions	2022	2021	2022	2021
>$100	31	8	63	34
$75 - $100	5	13	13	28
$50 - $75	8	10	13	19
$25 - $50	5	13	11	16
$0 - $25	7	14	12	20
$(25) - $0	3	5	4	7
$(50) - $(25)	1	–	4	–
$(75) - $(50)	1	–	1	–
$(100) - $(75)	1	–	1	–
<$(100)	–	–	2	–
Total	62	63	124	124
Daily net revenues for positions included in VaR are compared with VaR calculated as of the end of the prior business day. Net losses incurred on a single day for such positions did not exceed our 95%
one-day
VaR (i.e., a VaR exception) during the three months ended June 2022, the three months ended June 2021 and the six months ended June 2021. There were two VaR exceptions during the six months ended June 2022.
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
10% Sensitivity Measures.
The table below presents our market risk by asset category for positions accounted for at fair value, that are not included in VaR.

	As of

$ in millions	June 2022	March 2022	June 2021
Equity	$1,563	$1,813	$2,096
Debt	2,107	2,201	2,429
Total	$3,670	$4,014	$4,525
In the table above:

•	The market risk of these positions is determined by estimating the potential reduction in net revenues of a 10% decline in the value of these positions.
•	Equity positions relate to private and restricted public equity securities, including interests in funds that invest in corporate equities and real estate and interests in hedge funds.

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
Credit and Funding Spread Sensitivity on Derivatives and Financial Liabilities.
VaR excludes the impact of changes in counterparty credit spreads, our own credit spreads and unsecured funding spreads on derivatives, as well as changes in our own credit spreads (debt valuation adjustment) on financial liabilities for which the fair value option was elected. The estimated sensitivity to a one basis point increase in credit spreads (counterparty and our own) and unsecured funding spreads on derivatives (including hedges) was a loss of $2 million as of both June 2022 and March 2022. In addition, the estimated sensitivity to a one basis point increase in our own credit spreads on financial liabilities for which the fair value option was elected was a gain of $35 million as of June 2022 and $39 million as of March 2022. However, the actual net impact of a change in our own credit spreads is also affected by the liquidity, duration and convexity (as the sensitivity is not linear to changes in yields) of those financial liabilities for which the fair value option was elected, as well as the relative performance of any hedges undertaken.
Interest Rate Sensitivity.
Loans accounted for at amortized cost were $159.40 billion as of June 2022 and $148.17 billion as of March 2022, substantially all of which had floating interest rates. The estimated sensitivity to a 100 basis point increase in interest rates on such loans was $1.33 billion as of June 2022 and $1.20 billion as of March 2022 of additional interest income over a twelve-month period, which does not take into account the potential impact of an increase in costs to fund such loans. See Note 9 to the consolidated financial statements for further information about loans accounted for at amortized cost.

149	Goldman Sachs June 2022 Form 10-Q

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
We also perform credit analyses, which incorporate initial and ongoing evaluations of the capacity and willingness of a counterparty to meet its financial obligations. For substantially all of our credit exposures, the core of our process is an annual counterparty credit evaluation or more frequently if deemed necessary as a result of events or changes in circumstances. We determine an internal credit rating for the counterparty by considering the results of the credit evaluations and assumptions with respect to the nature of and outlook for the counterparty’s industry and the economic environment. The internal credit rating does not take into consideration collateral received or other credit support arrangements. Senior personnel, with expertise in specific industries, inspect and approve credit reviews and internal credit ratings.
Our risk assessment process may also include, where applicable, reviewing certain key metrics, including, but not limited to, delinquency status, collateral values, FICO credit scores and other risk factors.

Goldman Sachs June 2022 Form 10-Q	150

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

151	Goldman Sachs June 2022 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

Credit Exposures
As of June 2022, our aggregate credit exposure increased as compared with December 2021, primarily reflecting increases in cash deposits with central banks and OTC derivatives. The percentage of our credit exposures arising from non-investment-grade
counterparties (based on our internally determined public rating agency equivalents) decreased slightly compared with December 2021, primarily reflecting an increase in investment-grade credit exposure related to cash deposits with central banks. Our credit exposures are described further below.
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

	As of

$ in millions	June 2022	December 2021
Cash and Cash Equivalents	$261,750	$236,168
Industry
Financial Institutions	6%	5%
Sovereign	94%	95%
Total	100%	100%
Region
Americas	63%	55%
EMEA	31%	36%
Asia	6%	9%
Total	100%	100%
Credit Quality (Credit Rating Equivalent)
AAA	68%	64%
AA	23%	24%
A	8%	11%
BBB	1%	1%
Total	100%	100%
The table above excludes cash segregated for regulatory and other purposes of $26.86 billion as of June 2022 and $24.87 billion as of December 2021.
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
The table below presents our net credit exposure from OTC derivatives and the concentration by industry and region.

	As of

$ in millions	June 2022	December 2021
OTC derivative assets	$ 70,112	$ 58,637
Collateral (not netted under U.S. GAAP)	(18,372)	(17,245)
Net credit exposure	$ 51,740	$ 41,392
Industry
Consumer & Retail	1%	2%
Diversified Industrials	7%	10%
Financial Institutions	16%	15%
Funds	18%	13%
Healthcare	1%	1%
Municipalities & Nonprofit	3%	5%
Natural Resources & Utilities	42%	33%
Sovereign	6%	8%
Technology, Media & Telecommunications	3%	8%
Other (including Special Purpose Vehicles)	3%	5%
Total	100%	100%
Region
Americas	48%	53%
EMEA	42%	37%
Asia	10%	10%
Total	100%	100%
Our credit exposure (before any potential recoveries) to OTC derivative counterparties that defaulted during the six months ended June 2022 remained low, representing less than 2% of our total credit exposure from OTC derivatives.
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

Goldman Sachs June 2022 Form 10-Q	152

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

The table below presents the distribution of our net credit exposure from OTC derivatives by tenor.

$ in millions	Investment- Grade	Non-Investment- Grade / Unrated	Total
As of June 2022
Less than 1 year	$ 40,480	$ 14,922	$ 55,402
1 - 5 years	27,523	11,174	38,697
Greater than 5 years	54,924	5,379	60,303
Total	122,927	31,475	154,402
Netting	(90,514)	(12,148)	(102,662)
Net credit exposure	$ 32,413	$ 19,327	$ 51,740
As of December 2021
Less than 1 year	$ 27,668	$ 11,203	$ 38,871
1 - 5 years	21,746	9,515	31,261
Greater than 5 years	64,670	6,590	71,260
Total	114,084	27,308	141,392
Netting	(89,244)	(10,756)	(100,000)
Net credit exposure	$ 24,840	$ 16,552	$ 41,392
In the table above:

•	Tenor is based on remaining contractual maturity.

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

	Investment-Grade

$ in millions	AAA	AA	A	BBB	Total
As of June 2022
Less than 1 year	$ 1,136	$ 5,130	$ 17,346	$ 16,868	$ 40,480
1 - 5 years	1,417	5,354	10,705	10,047	27,523
Greater than 5 years	7,064	12,563	18,443	16,854	54,924
Total	9,617	23,047	46,494	43,769	122,927
Netting	(6,344)	(17,855)	(36,277)	(30,038)	(90,514)
Net credit exposure	$ 3,273	$ 5,192	$ 10,217	$ 13,731	$ 32,413
As of December 2021
Less than 1 year	$ 1,017	$ 4,926	$ 12,481	$ 9,244	$ 27,668
1 - 5 years	1,150	3,071	8,298	9,227	21,746
Greater than 5 years	13,777	5,421	23,867	21,605	64,670
Total	15,944	13,418	44,646	40,076	114,084
Netting	(13,535)	(9,501)	(36,005)	(30,203)	(89,244)
Net credit exposure	$ 2,409	$ 3,917	$ 8,641	$ 9,873	$ 24,840

	Non-Investment-Grade / Unrated

$ in millions	BB or lower	Unrated	Total
As of June 2022
Less than 1 year	$ 13,982	$ 940	$ 14,922
1 - 5 years	10,786	388	11,174
Greater than 5 years	5,278	101	5,379
Total	30,046	1,429	31,475
Netting	(12,047)	(101)	(12,148)
Net credit exposure	$ 17,999	$ 1,328	$ 19,327
As of December 2021
Less than 1 year	$ 10,446	$ 757	$ 11,203
1 - 5 years	9,210	305	9,515
Greater than 5 years	6,320	270	6,590
Total	25,976	1,332	27,308
Netting	(10,683)	(73)	(10,756)
Net credit exposure	$ 15,293	$ 1,259	$ 16,552
Lending Activities.
We manage our lending activities using the credit risk process, measures, limits and risk mitigants described above. Other lending positions, including secondary trading positions, are risk-managed as a component of market risk.
The table below presents our loans and lending commitments.

$ in millions	Loans	Lending Commitments	Total
As of June 2022
Corporate	$ 61,546	$151,059	$212,605
Wealth management	48,279	4,424	52,703
Commercial real estate	28,178	4,229	32,407
Residential real estate	16,955	3,365	20,320
Consumer:
Installment	4,582	19	4,601
Credit cards	11,844	57,184	69,028
Other	9,116	5,339	14,455
Total	$180,500	$225,619	$406,119
Allowance for loan losses	$ (4,562)	$ (705)	$ (5,267)
As of December 2021
Corporate	$ 55,927	$155,930	$211,857
Wealth management	43,998	4,094	48,092
Commercial real estate	25,883	5,813	31,696
Residential real estate	15,913	3,396	19,309
Consumer:
Installment	3,672	9	3,681
Credit cards	8,212	35,932	44,144
Other	8,530	6,378	14,908
Total	$162,135	$211,552	$373,687
Allowance for loan losses	$ (3,573)	$ (776)	$ (4,349)
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

153	Goldman Sachs June 2022 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

The table below presents our credit exposure from corporate loans and lending commitments, and the concentration by industry, region, internally determined public rating agency equivalents and other credit metrics.

$ in millions	Loans	Lending Commitments	Total
As of June 2022
Corporate	$61,546	$151,059	$212,605
Industry
Consumer & Retail	7%	13%	11%
Diversified Industrials	13%	18%	16%
Financial Institutions	7%	9%	9%
Funds	20%	5%	9%
Healthcare	7%	9%	9%
Natural Resources & Utilities	8%	17%	14%
Real Estate	8%	5%	6%
Technology, Media & Telecommunications	18%	21%	20%
Other (including Special Purpose Vehicles)	12%	3%	6%
Total	100%	100%	100%
Region
Americas	59%	76%	72%
EMEA	33%	21%	24%
Asia	8%	3%	4%
Total	100%	100%	100%
Credit Quality (Credit Rating Equivalent)
AAA	–	1%	1%
AA	1%	5%	4%
A	6%	17%	14%
BBB	23%	36%	32%
BB or lower	70%	41%	49%
Total	100%	100%	100%
As of December 2021
Corporate	$55,927	$155,930	$211,857
Industry
Consumer & Retail	8%	13%	12%
Diversified Industrials	13%	16%	15%
Financial Institutions	8%	7%	7%
Funds	21%	4%	8%
Healthcare	7%	9%	9%
Natural Resources & Utilities	9%	17%	14%
Real Estate	8%	5%	6%
Technology, Media & Telecommunications	18%	24%	23%
Other (including Special Purpose Vehicles)	8%	5%	6%
Total	100%	100%	100%
Region
Americas	54%	76%	70%
EMEA	38%	21%	26%
Asia	8%	3%	4%
Total	100%	100%	100%
Credit Quality (Credit Rating Equivalent)
AAA	–	1%	1%
AA	1%	5%	3%
A	5%	16%	13%
BBB	22%	38%	34%
BB or lower	72%	40%	49%
Total	100%	100%	100%
In the table above, credit exposure excludes $3.72 billion as of June 2022 and $4.14 billion as of December 2021 relating to issued letters of credit which are classified as guarantees in our consolidated financial statements. See Note 18 to the consolidated financial statements for further information about guarantees.
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

$ in millions	Loans	Lending Commitments	Total
As of June 2022
Wealth Management	$48,279	$4,424	$52,703
Region
Americas	89%	97%	90%
EMEA	9%	3%	9%
Asia	2%	–	1%
Total	100%	100%	100%
Credit Quality (Credit Rating Equivalent)
Investment-grade	69%	70%	69%
Non-investment-grade	15%	17%	15%
Other metrics/unrated	16%	13%	16%
Total	100%	100%	100%
As of December 2021
Wealth Management	$43,998	$4,094	$48,092
Region
Americas	87%	98%	88%
EMEA	10%	2%	9%
Asia	3%	–	3%
Total	100%	100%	100%
Credit Quality (Credit Rating Equivalent)
Investment-grade	72%	67%	71%
Non-investment-grade	13%	19%	14%
Other metrics/unrated	15%	14%	15%
Total	100%	100%	100%
In the table above, other metrics/unrated loans primarily include loans backed by residential real estate. Our risk assessment process for such loans includes reviewing certain key metrics, such as loan-to-value
ratio and delinquency status.

Goldman Sachs June 2022 Form 10-Q	154

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

$ in millions	Loans	Lending Commitments	Total
As of June 2022
Commercial Real Estate	$28,178	$4,229	$32,407
Region
Americas	80%	68%	78%
EMEA	14%	18%	15%
Asia	6%	14%	7%
Total	100%	100%	100%
Credit Quality (Credit Rating Equivalent)
Investment-grade	16%	8%	15%
Non-investment-grade	83%	92%	84%
Other metrics/unrated	1%	–	1%
Total	100%	100%	100%
As of December 2021
Commercial Real Estate	$25,883	$5,813	$31,696
Region
Americas	80%	75%	79%
EMEA	15%	11%	14%
Asia	5%	14%	7%
Total	100%	100%	100%
Credit Quality (Credit Rating Equivalent)
Investment-grade	15%	10%	14%
Non-investment-grade	83%	90%	85%
Other metrics/unrated	2%	–	1%
Total	100%	100%	100%
In the table above, credit exposure includes loans and lending commitments of $10.92 billion as of June 2022 and $11.65 billion as of December 2021 which are extended to clients who warehouse assets that are directly or indirectly backed by commercial real estate.
In addition, we also have credit exposure to certain commercial real estate loans held for securitization of $206 million as of June 2022 and $922 million as of December 2021. Such loans are included in trading assets in our consolidated balance sheets.
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

$ in millions	Loans	Lending Commitments	Total
As of June 2022
Residential Real Estate	$16,955	$3,365	$20,320
Region
Americas	94%	99%	94%
EMEA	5%	1%	5%
Asia	1%	–	1%
Total	100%	100%	100%
Credit Quality (Credit Rating Equivalent)
Investment-grade	9%	2%	8%
Non-investment-grade	82%	97%	85%
Other metrics/unrated	9%	1%	7%
Total	100%	100%	100%
As of December 2021
Residential Real Estate	$15,913	$3,396	$19,309
Region
Americas	95%	79%	92%
EMEA	2%	19%	5%
Asia	3%	2%	3%
Total	100%	100%	100%
Credit Quality (Credit Rating Equivalent)
Investment-grade	7%	24%	10%
Non-investment-grade	87%	74%	84%
Other metrics/unrated	6%	2%	6%
Total	100%	100%	100%
In the table above:

•
Credit exposure includes loans and lending commitments of $18.30 billion as of June 2022 and $16.89 billion as of December 2021 which are extended to clients who warehouse assets that are directly or indirectly secured by residential real estate.

•
Other metrics/unrated primarily includes loans purchased by us. Our risk assessment process for such loans includes reviewing certain key metrics, such as loan-to-value
ratio, delinquency status, collateral values, expected cash flows and other risk factors.

In addition, we also have exposure to residential real estate loans held for securitization of $9.67 billion as of June 2022 and $11.57 billion as of December 2021. Such loans are included in trading assets in our consolidated balance sheets.

155	Goldman Sachs June 2022 Form 10-Q

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

	As of

$ in millions	June 2022	December 2021
Installment	$ 4,582	$3,672
California	11%	11%
Texas	9%	9%
Florida	8%	7%
New York	7%	7%
Illinois	4%	4%
New Jersey	4%	4%
Pennsylvania	4%	4%
Georgia	3%	3%
Ohio	3%	3%
Virginia	3%	3%
Other	44%	45%
Total	100%	100%
Credit Cards	$11,844	$8,212
California	18%	18%
Texas	9%	9%
New York	8%	8%
Florida	8%	8%
New Jersey	4%	4%
Illinois	4%	4%
Pennsylvania	3%	3%
Georgia	3%	3%
Ohio	3%	3%
Virginia	2%	2%
Other	38%	38%
Total	100%	100%
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

$ in millions	Loans	Lending Commitments	Total
As of June 2022
Other	$9,116	$5,339	$14,455
Region
Americas	88%	100%	92%
EMEA	11%	–	7%
Asia	1%	–	1%
Total	100%	100%	100%
Credit Quality (Credit Rating Equivalent)
Investment-grade	42%	86%	58%
Non-investment-grade	45%	13%	34%
Other metrics/unrated	13%	1%	8%
Total	100%	100%	100%
As of December 2021
Other	$8,530	$6,378	$14,908
Region
Americas	84%	98%	90%
EMEA	15%	–	9%
Asia	1%	2%	1%
Total	100%	100%	100%
Credit Quality (Credit Rating Equivalent)
Investment-grade	34%	90%	58%
Non-investment-grade	37%	9%	25%
Other metrics/unrated	29%	1%	17%
Total	100%	100%	100%
In the table above:

•	Credit exposure includes loans and lending commitments extended to clients who warehouse assets of $11.81 billion as of June 2022 and $11.09 billion as of December 2021.

•
Other metrics/unrated primarily includes consumer and credit card loans purchased by us. Our risk assessment process for such loans includes reviewing certain key metrics, such as expected cash flows, delinquency status and other risk factors.

In addition, we also have exposure to other loans held for securitization of $1.22 billion as of June 2022 and $467 million as of December 2021. Such loans are included in trading assets in our consolidated balance sheets.
Credit Hedges.
To mitigate the credit risk associated with our lending activities, we obtain credit protection on certain loans and lending commitments through credit default swaps, both single-name and index-based contracts, and through the issuance of credit-linked notes.

Goldman Sachs June 2022 Form 10-Q	156

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

	As of

$ in millions	June 2022	December 2021
Securities Financing Transactions	$36,953	$34,505
Industry
Financial Institutions	33%	34%
Funds	28%	23%
Municipalities & Nonprofit	6%	5%
Sovereign	32%	35%
Other (including Special Purpose Vehicles)	1%	3%
Total	100%	100%
Region
Americas	39%	36%
EMEA	38%	44%
Asia	23%	20%
Total	100%	100%
Credit Quality (Credit Rating Equivalent)
AAA	13%	19%
AA	31%	28%
A	34%	33%
BBB	9%	9%
BB or lower	12%	11%
Unrated	1%	–
Total	100%	100%
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

	As of

$ in millions	June 2022	December 2021
Other Credit Exposures	$66,350	$61,187
Industry
Financial Institutions	74%	86%
Funds	16%	9%
Other (including Special Purpose Vehicles)	10%	5%
Total	100%	100%
Region
Americas	45%	50%
EMEA	47%	43%
Asia	8%	7%
Total	100%	100%
Credit Quality (Credit Rating Equivalent)
AAA	4%	4%
AA	46%	47%
A	28%	29%
BBB	9%	6%
BB or lower	11%	13%
Unrated	2%	1%
Total	100%	100%
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

157	Goldman Sachs June 2022 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

Country Exposures.
The Russian invasion of Ukraine has negatively affected the global economy and has resulted in significant disruptions in financial markets and increased macroeconomic uncertainty. Governments around the world have responded to Russia’s invasion by imposing economic sanctions and export controls on specific industry sectors, companies and individuals in Russia. Retaliatory restrictions against investors, non-Russian
owned businesses and other sovereign states have been implemented by Russia. Businesses in the U.S. and globally have experienced shortages in materials and increased costs for transportation, energy and raw materials due, in part, to the negative effects of the war on the global economy. The escalation or continuation of the war between Russia and Ukraine presents heightened risks relating to cyber attacks, the frequency and volume of failures to settle securities transactions, supply chain disruptions, and inflation, as well as the potential for increased volatility in commodity, currency and other financial markets. Complying with economic sanctions and restrictions imposed by governments has resulted in increased operational risk. The extent and duration of the war, sanctions and resulting market disruptions, as well as the potential adverse consequences for our business, liquidity and results of operations, are difficult to predict.
Our senior management, risk committees and the Board receive regular briefings from our independent risk oversight and control functions, including our chief risk officer, on Russian and Ukrainian exposures, as well as other relevant risk metrics. We are focused on closing our positions and reducing our exposure, and we continue to wind down our operations in Russia. The overall direct financial impact to our net revenues for the first half of 2022 from Russian and Ukrainian counterparties, borrowers, issuers and related instruments was not material. We have established a firmwide working group to identify and assess the operational risk associated with complying with economic sanctions and restrictions as a result of this invasion. In addition, to mitigate the risk of increased cyber attacks, we liaise with government agencies in order to update our monitoring processes with the latest information.
Our total credit exposure to Russia as of June 2022 was $225 million, substantially all of which was to non-sovereign
counterparties. Such exposure consisted of $15 million related to OTC derivatives and $210 million related to deposits and other receivables. In addition, our total market exposure relating to Russian issuers as of June 2022 was not material.
Our total credit exposure to Ukrainian counterparties or borrowers and our total market exposure relating to Ukrainian issuers was not material as of June 2022.
High external funding needs and inconsistent monetary policy have led to significant depreciation of the Turkish Lira, prompting concerns about foreign exchange reserves and economic instability. As of June 2022, our total credit exposure to Turkey was $2.35 billion, which was to non-sovereign
counterparties or borrowers. Such exposure consisted of $1.16 billion related to OTC derivatives, $171 million related to loans and lending commitments and $1.02 billion related to secured receivables. After taking into consideration the benefit of Turkish corporate and sovereign collateral, and other risk mitigants provided by Turkish counterparties, our net credit exposure was $841 million. In addition, our total market exposure relating to Turkish issuers as of June 2022 was $(433) million, primarily to sovereign issuers. Such exposure consisted of $(48) million related to debt, $(458) million related to credit derivatives and $73 million related to equities.
Liquidity pressures prompted the Argentine government to default and restructure local and foreign obligations in 2020. Economic challenges persist despite a renewed agreement with the International Monetary Fund. As of June 2022, our total credit exposure to Argentina was $95 million, which was to non-sovereign
counterparties or borrowers, and was primarily related to loans and lending commitments. In addition, our total market exposure relating to Argentinian issuers as of June 2022 was $131 million, primarily to sovereign issuers. Such exposure consisted of $88 million related to debt, $13 million related to credit derivatives and $30 million related to equities.
In addition, economic and/or political uncertainties in Lebanon, Zambia, Venezuela, Ethiopia and Sri Lanka have led to concerns about their financial stability. Our credit exposure to counterparties or borrowers and our market exposure to issuers relating to each of these countries was not material as of June 2022.

Goldman Sachs June 2022 Form 10-Q	158

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

159	Goldman Sachs June 2022 Form 10-Q

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

Goldman Sachs June 2022 Form 10-Q	160

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

161	Goldman Sachs June 2022 Form 10-Q

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

Goldman Sachs June 2022 Form 10-Q	162

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
Form 10-K.

163	Goldman Sachs June 2022 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis

These statements may relate to, among other things, (i) our future plans and results, including our target ROE, ROTE, efficiency ratio, CET1 capital ratio and firmwide AUS inflows, and how they can be achieved, (ii) trends in or growth opportunities for our businesses, including the timing, costs, profitability, benefits and other aspects of business and strategic initiatives and their impact on our efficiency ratio, (iii) our level of future compensation expense, including as a percentage of both operating expenses and revenues net of provision for credit losses, (iv) our investment banking transaction backlog and future results, (v) our expected interest income and interest expense, (vi) our expense savings and strategic locations initiatives, (vii) expenses we may incur, including future litigation expense and expenses from investing in our consumer and transaction banking businesses, (viii) the projected growth of our deposits and other funding, asset liability management and funding strategies and related interest expense savings, (ix) our business initiatives, including transaction banking and new consumer financial products, (x) our planned 2022 benchmark debt issuances, (xi) the amount, composition and location of GCLA we expect to hold, (xii) our credit exposures, (xiii) our expected provisions for credit losses, (xiv) the adequacy of our allowance for credit losses, (xv) the projected growth of our consumer lending and credit card businesses, (xvi) the objectives and effectiveness of our BCP strategy, information security program, risk management and liquidity policies, (xvii) our resolution plan and strategy and their implications for stakeholders, (xviii) the design and effectiveness of our resolution capital and liquidity models and triggers and alerts framework, (xix) the results of stress tests, the effect of changes to regulations, and our future status, activities or reporting under banking and financial regulation, (xx) our expected tax rate, (xxi) the future state of our liquidity and regulatory capital ratios, and our prospective capital distributions (including dividends and repurchases), (xxii) our expected SCB and
G-SIB
surcharge, (xxiii) legal proceedings, governmental investigations or other contingencies, (xxiv) the asset recovery guarantee and our remediation activities related to our 1Malaysia Development Berhad (1MDB) settlements, (xxv) the replacement of IBORs and our transition to alternative risk-free reference rates, (xxvi) the impact of the
COVID-19
pandemic on our business, results, financial position and liquidity, (xxvii) the effectiveness of our management of our human capital, including our diversity goals, (xxviii) our sustainability and carbon neutrality targets and goals, (xxix) our plans for our people to return to our offices, (xxx) future inflation, (xxxi) our completed, announced and prospective acquisitions and (xxxii) the impact of Russia’s invasion of Ukraine and related sanctions and other developments on our business, results and financial position.
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

Goldman Sachs June 2022 Form 10-Q	164

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

165	Goldman Sachs June 2022 Form 10-Q

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
under the Exchange Act) occurred during the quarter ended June 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
The table below presents purchases made by or on behalf of Group Inc. or any “affiliated purchaser” (as defined in
Rule 10b-18(a)(3)
under the Exchange Act) of our common stock during the three months ended June 2022.

	Total Shares Purchased	Average Price Paid Per Share	Total Shares Purchased as Part of a Publicly Announced Program	Maximum Shares That May Yet Be Purchased Under the Program
April	1,545,090	$323.74	1,545,090	31,470,451
May	–	–	–	31,470,451
June	–	–	–	31,470,451
Total	1,545,090		1,545,090
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

Goldman Sachs June 2022 Form 10-Q	166

Item 6.    Exhibits
Exhibits

15.1	Letter re: Unaudited Interim Financial Information.

31.1	Rule 13a-14(a) Certifications.

32.1	Section 1350 Certifications (This information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934).

101
Pursuant to Rules 405 and 406 of
Regulation S-T,
the following information is formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Statements of Earnings for the three and six months ended June 30, 2022 and June 30, 2021, (ii) the Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2022 and June 30, 2021, (iii) the Consolidated Balance Sheets as of June 30, 2022 and December 31, 2021, (iv) the Consolidated Statements of Changes in Shareholders’ Equity for the three and six months ended June 30, 2022 and June 30, 2021, (v) the Consolidated Statements of Cash Flows for the six months ended June 30, 2022 and June 30, 2021, (vi) the notes to the Consolidated Financial Statements and (vii) the cover page.

104	Cover Page Interactive Data File (formatted in iXBRL in Exhibit 101).
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

T HE G OLDMAN S ACHS G ROUP , I NC .

By:	/s/	Denis P. Coleman III
Name:		Denis P. Coleman III
Title:		Chief Financial Officer (Principal Financial Officer)
Date:		August 3, 2022

By:	/s/	Sheara J. Fredman
Name:		Sheara J. Fredman
Title:		Chief Accounting Officer (Principal Accounting Officer)
Date:		August 3, 2022

167	Goldman Sachs June 2022 Form 10-Q