Form 10-K
period 2022-12-31
GOLDMAN SACHS GROUP INC
filed 2023-02-24
CIK 886982

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022	Commission File Number: 001-14965
The Goldman Sachs Group, Inc.
(Exact name of registrant as specified in its charter)

Delaware	13-4019460
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

200 West Street, New York, NY	10282
(Address of principal executive offices)	(Zip Code)
(212) 902-1000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Exchange on which registered
Common stock, par value $.01 per share	GS	NYSE
Depositary Shares, Each Representing 1/1,000th Interest in a Share of Floating Rate Non-Cumulative Preferred Stock, Series A	GS PrA	NYSE
Depositary Shares, Each Representing 1/1,000th Interest in a Share of Floating Rate Non-Cumulative Preferred Stock, Series C	GS PrC	NYSE
Depositary Shares, Each Representing 1/1,000th Interest in a Share of Floating Rate Non-Cumulative Preferred Stock, Series D	GS PrD	NYSE
Depositary Shares, Each Representing 1/1,000th Interest in a Share of 5.50% Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series J	GS PrJ	NYSE
Depositary Shares, Each Representing 1/1,000th Interest in a Share of 6.375% Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series K	GS PrK	NYSE
5.793% Fixed-to-Floating Rate Normal Automatic Preferred Enhanced Capital Securities of Goldman Sachs Capital II	GS/43PE	NYSE
Floating Rate Normal Automatic Preferred Enhanced Capital Securities of Goldman Sachs Capital III	GS/43PF	NYSE
Medium-Term Notes, Series F, Callable Fixed and Floating Rate Notes due March 2031 of GS Finance Corp.	GS/31B	NYSE
Medium-Term Notes, Series F, Callable Fixed and Floating Rate Notes due May 2031 of GS Finance Corp.	GS/31X	NYSE
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐ Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of June 30, 2022, the aggregate market value of the common stock of the registrant held by non-affiliates of the registrant was approximately $101.1 billion.
As of February 10, 2023, there were 335,423,289 shares of the registrant’s common stock outstanding.
Documents incorporated by reference: Portions of The Goldman Sachs Group, Inc.’s Proxy Statement for its 2023 Annual Meeting of Shareholders are incorporated by reference in the Annual Report on Form 10-K in response to Part III, Items 10, 11, 12, 13 and 14.

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2022

Goldman Sachs 2022 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Page No.
Supplemental Financial Information	228
Common Stock Performance	228
Statistical Disclosures	228
Item 9
Changes in and Disagreements with Accountants on Accounting
and Financial Disclosure	232
Item 9A
Controls and Procedures	232
Item 9B
Other Information	232
Item 9C
Disclosure Regarding Foreign Jurisdictions that Prevent Inspections	232
PART III	232
Item 10
Directors, Executive Officers and Corporate Governance	232
Item 11
Executive Compensation	232
Item 12
Security Ownership of Certain Beneficial Owners and
Management and Related Stockholder Matters	233
Item 13
Certain Relationships and Related Transactions, and Director
Independence	233
Item 14
Principal Accountant Fees and Services	233
PART IV	233
Item 15
Exhibit and Financial Statement Schedules	233
SIGNATURES	238

Goldman Sachs 2022 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

PART I
Item 1. Business
Introduction
Goldman Sachs is a leading global financial institution that delivers a broad range of financial services to a large and diversified client base that includes corporations, financial institutions, governments and individuals. Our purpose is to advance sustainable economic growth and financial opportunity. Our goal, reflected in our One Goldman Sachs initiative, is to deliver the full range of our services and expertise to support our clients in a more accessible, comprehensive and efficient manner, across businesses and product areas.
When we use the terms “Goldman Sachs,” “we,” “us” and “our,” we mean The Goldman Sachs Group, Inc. (Group Inc. or parent company), a Delaware corporation, and its consolidated subsidiaries. When we use the term “our subsidiaries,” we mean the consolidated subsidiaries of Group Inc. References to “this Form 10-K” are to our Annual Report on Form 10-K for the year ended December 31, 2022. All references to 2022, 2021 and 2020 refer to our years ended, or the dates, as the context requires, December 31, 2022, December 31, 2021 and December 31, 2020, respectively.
Group Inc. is a bank holding company (BHC) and a financial holding company (FHC) regulated by the Board of Governors of the Federal Reserve System (FRB). Our U.S. depository institution subsidiary, Goldman Sachs Bank USA (GS Bank USA), is a New York State-chartered bank.
Our Business Segments
We manage and report our activities in three business segments: Global Banking & Markets, Asset & Wealth Management and Platform Solutions. Global Banking & Markets generates revenues from investment banking fees, including advisory, and equity and debt underwriting fees, Fixed Income, Currency and Commodities (FICC) intermediation and financing activities and Equities intermediation and financing activities, as well as relationship lending and acquisition financing (and related hedges) and investing activities related to our Global Banking & Markets activities. Asset & Wealth Management generates revenues from management and other fees, incentive fees, private banking and lending, equity investments and debt investments. Platform Solutions generates revenues from consumer platforms, and transaction banking and other platform businesses.

The chart below presents our three business segments and their revenue sources.

Prior to the fourth quarter of 2022, we managed and reported our activities in the following four business segments: Investment Banking, Global Markets, Asset Management and Consumer & Wealth Management. Beginning with the fourth quarter of 2022, consistent with our previously announced organizational changes, we began managing and reporting our activities in three new segments: Global Banking & Markets, Asset & Wealth Management and Platform Solutions. Our new segments reflect the following primary changes:
•Global Banking & Markets is a new segment that includes the results previously reported in Investment Banking and Global Markets, and additionally includes the results from equity and debt investments related to our Global Banking & Markets activities, previously reported in Asset Management.
•Asset & Wealth Management is a new segment that includes the results previously reported in Asset Management and Wealth Management (previously included in Consumer & Wealth Management), and additionally includes the results from our direct-to-consumer banking business, which includes lending, deposit-taking and investing, previously reported in Consumer & Wealth Management, as well as the results from middle-market lending related to our asset management activities, previously reported in Investment Banking.
•Platform Solutions is a new segment that includes the results from our consumer platforms, such as partnerships offering credit cards and point-of-sale financing, previously reported in Consumer & Wealth Management, and the results from our transaction banking business, previously reported in Investment Banking.

Goldman Sachs 2022 Form 10-K	1

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Global Banking & Markets
Global Banking & Markets serves public and private sector clients and we seek to develop and maintain long-term relationships with a diverse global group of institutional clients, including corporations, governments, states and municipalities. Our goal is to deliver to our institutional clients all of our resources in a seamless fashion, with our advisory and underwriting activities serving as the main initial point of contact. We make markets and facilitate client transactions in fixed income, currency, commodity and equity products and offer market expertise on a global basis. In addition, we make markets in, and clear client transactions on, major stock, options and futures exchanges worldwide. Our clients include companies that raise capital and funding to grow and strengthen their businesses, and engage in mergers and acquisitions, divestitures, corporate defense, restructurings and spin-offs, as well as companies that are professional market participants, who buy and sell financial products and manage risk, and investment entities whose ultimate clients include individual investors investing for their retirement, buying insurance or saving surplus cash.
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
We execute a high volume of transactions for our clients in large, highly liquid markets (such as markets for U.S. Treasury securities, stocks and certain agency mortgage pass-through securities). We also execute transactions for our clients in less liquid markets (such as mid-cap corporate bonds, emerging market currencies and certain non-agency mortgage-backed securities) for spreads and fees that are generally somewhat larger than those charged in more liquid markets. Additionally, we structure and execute transactions involving customized or tailor-made products that address our clients’ risk exposures, investment objectives or other complex needs, as well as derivative transactions related to client advisory and underwriting activities.

Through our global sales force, we maintain relationships with our clients, receiving orders and distributing investment research, trading ideas, market information and analysis. Much of this connectivity between us and our clients is maintained on technology platforms, including Marquee, and operates globally where markets are open for trading. Marquee provides institutional investors with market intelligence, risk analytics, proprietary datasets and trade execution across multiple asset classes.
Our businesses are supported by our Global Investment Research business, which, as of December 2022, provided fundamental research on approximately 3,000 companies worldwide and on approximately 50 national economies, as well as on industries, currencies and commodities.
Our activities are organized by asset class and include both “cash” and “derivative” instruments. “Cash” refers to trading the underlying instrument (such as a stock, bond or barrel of oil). “Derivative” refers to instruments that derive their value from underlying asset prices, indices, reference rates and other inputs, or a combination of these factors (such as an option, which is the right or obligation to buy or sell a certain bond, stock or other asset on a specified date in the future at a certain price, or an interest rate swap, which is the agreement to convert a fixed rate of interest into a floating rate or vice versa).
Global Banking & Markets generates revenues from the following:
Investment banking fees. We provide advisory and underwriting services to our clients.
Investment banking fees includes the following:
•Advisory. We have been a leader for many years in providing advisory services, including strategic advisory assignments with respect to mergers and acquisitions, divestitures, corporate defense activities, restructurings and spin-offs. In particular, we help clients execute large, complex transactions for which we provide multiple services, including cross-border structuring expertise. We also assist our clients in managing their asset and liability exposures and their capital.
•Underwriting. We help companies raise capital to fund their businesses. As a financial intermediary, our job is to match the capital of our investing clients, who aim to grow the savings of millions of people, with the needs of our public and private sector clients, who need financing to generate growth, create jobs and deliver products and services. Our underwriting activities include public offerings and private placements of a wide range of securities and other financial instruments, including local and cross-border transactions and acquisition financing. Underwriting consists of the following:

2	Goldman Sachs 2022 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Equity underwriting. We underwrite common stock, preferred stock, convertible securities and exchangeable securities. We regularly receive mandates for large, complex transactions and have held a leading position in worldwide public common stock offerings and worldwide initial public offerings for many years.
Debt underwriting. We originate and underwrite various types of debt instruments, including investment-grade and high-yield debt, bank and bridge loans, including in connection with acquisition financing, and emerging- and growth-market debt, which may be issued by, among others, corporate, sovereign, municipal and agency issuers. In addition, we underwrite and originate structured securities, which include mortgage-related securities and other asset-backed securities.
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
Credit Products. Investment-grade and high-yield corporate securities, credit derivatives, exchange-traded funds (ETFs), bank and bridge loans, municipal securities, distressed debt and trade claims.
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

•FICC financing. Includes secured lending to our clients through structured credit and asset-backed lending, including warehouse loans backed by mortgages (including residential and commercial mortgage loans), corporate loans and consumer loans (including auto loans and private student loans). We also provide financing to clients through securities purchased under agreements to resell (resale agreements).
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
We generate commissions and fees from executing and clearing institutional client transactions on major stock, options and futures exchanges worldwide, as well as OTC transactions. We provide our clients with access to a broad spectrum of equity execution services, including electronic “low-touch” access and more complex “high-touch” execution through both traditional and electronic platforms, including Marquee.
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

Goldman Sachs 2022 Form 10-K	3

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

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
We also provide securities-based loans to individuals.
Other. We lend to corporate clients, including through relationship lending and acquisition financing. The hedges related to this lending and financing activity are also reported as part of Other. Other also includes equity and debt investing activities related to our Global Banking & Markets activities.
Asset & Wealth Management
Asset & Wealth Management provides investment services to help clients preserve and grow their financial assets and achieve their financial goals. We provide these services to our clients, both institutional and individuals, including investors who primarily access our products through a network of third-party distributors around the world.
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

We provide tailored wealth advisory services to clients across the wealth spectrum. We operate globally serving individuals, families, family offices, and foundations and endowments. Our relationships are established directly or introduced through companies that sponsor financial wellness programs for their employees.
We offer personalized financial planning to individuals inclusive of income and liability management, compensation and benefits analysis, trust and estate structuring, tax optimization, philanthropic giving, and asset protection. We also provide customized investment advisory solutions, and offer structuring and execution capabilities in securities and derivative products across all major global markets. We leverage a broad, open-architecture investment platform and our global execution capabilities to help clients achieve their investment goals. In addition, we offer clients a full range of private banking services, including a variety of deposit alternatives and loans that our clients use to finance investments in both financial and nonfinancial assets, bridge cash flow timing gaps or provide liquidity and flexibility for other needs.
In addition to managing client assets, we invest in alternative investments across a range of asset classes that seek to deliver long-term accretive risk-adjusted returns. Our investing activities, which are typically longer-term, include investments in corporate equity, credit, real estate and infrastructure assets.
We also raise deposits and have issued unsecured loans to consumers through Marcus by Goldman Sachs (Marcus). We have started a process to cease offering new loans through Marcus.
Asset & Wealth Management generates revenues from the following:
•Management and other fees. We receive fees related to managing assets for institutional and individual clients, providing investing and wealth advisory solutions, providing financial planning and counseling services via Ayco Personal Financial Management, and executing brokerage transactions for wealth management clients. The fees that we charge vary by asset class, client channel and the types of services provided, and are affected by investment performance, as well as asset inflows and redemptions.
•Incentive fees. In certain circumstances, we also receive incentive fees based on a percentage of a fund’s or a separately managed account's return, or when the return exceeds a specified benchmark or other performance targets. Such fees include overrides, which consist of the increased share of the income and gains derived primarily from our private equity and credit funds when the return on a fund’s investments over the life of the fund exceeds certain threshold returns.

4	Goldman Sachs 2022 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

•Private banking and lending. Our private banking and lending activities include issuing loans to our wealth management clients. Such loans are generally secured by commercial and residential real estate, securities and other assets. We also accept deposits (including savings and time deposits) from wealth management clients, including through Marcus, in GS Bank USA and Goldman Sachs International Bank (GSIB). We have also issued unsecured loans to consumers through Marcus and have started a process to cease offering new loans. Additionally, we provide investing services through Marcus Invest to U.S. customers. Private banking and lending revenues include net interest income allocated to deposits and net interest income earned on loans to individual clients.
•Equity investments. Includes investing activities related to our asset management activities primarily related to public and private equity investments in corporate, real estate and infrastructure assets. We also make investments through consolidated investment entities, substantially all of which are engaged in real estate investment activities.
•Debt investments. Includes lending activities related to our asset management activities, including investing in corporate debt, lending to middle-market clients, and providing financing for real estate and other assets. These activities include investments in mezzanine debt, senior debt and distressed debt securities.
Platform Solutions
Platform Solutions includes our consumer platforms, such as partnerships offering credit cards and point-of-sale financing, and transaction banking and other platform businesses.
Platform Solutions generates revenues from the following:
Consumer platforms. Our Consumer platforms business issues credit cards and provides point-of-sale financing to consumers to finance the purchases of goods or services. Consumer platforms revenues primarily includes net interest income earned on credit card lending and point-of-sale financing activities.
Transaction banking and other. We provide transaction banking and other services, including cash management services, such as deposit-taking and payment solutions for corporate and institutional clients. Transaction banking revenues include net interest income attributed to transaction banking deposits.

Business Continuity and Information Security
Business continuity and information security, including cybersecurity, are high priorities for us. Their importance has been highlighted by (i) the coronavirus (COVID-19) pandemic and the work-from-home arrangements implemented by companies worldwide in response, including us, (ii) numerous highly publicized events in recent years, including cyber attacks against financial institutions, governmental agencies, large consumer-based companies, software and information technology service providers and other organizations, some of which have resulted in the unauthorized access to or disclosure of personal information and other sensitive or confidential information, the theft and destruction of corporate information and requests for ransom payments, and (iii) extreme weather events.
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

Goldman Sachs 2022 Form 10-K	5

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

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
Diversity and Inclusion
The strength of our culture, our ability to execute our strategy, and our relationships with clients all depend on a diverse workforce and an inclusive work environment that encourages a wide range of perspectives. We believe that diversity at all levels of our organization, from entry-level analysts to senior management, as well as the Board of Directors of Group Inc. (Board) is essential to our sustainability. As of December 2022, approximately 57% of our Board was diverse by race, gender or sexual orientation. Our management team works closely with our Global Inclusion and Diversity Committee to continue to increase diversity of our global workforce at all levels. In addition, we have Inclusion and Diversity Committees across regions, which promote an environment that values different perspectives, challenges conventional thinking and maximizes the potential of all our people.
We believe that increased diversity, including diversity of experience, gender identity, race, ethnicity, sexual orientation, disability and veteran status, in addition to being a social imperative, is vital to our commercial success through the creativity that it fosters. For this reason, we have established a comprehensive action plan with aspirational diversity hiring and representation goals which are set forth below and are focused on cultivating an inclusive environment for all our colleagues.
Diverse leadership is crucial to our long-term success and to driving innovation, and we have implemented and expanded outreach and career advancement programs for rising diverse executive talent. For example, we are focused on providing diverse vice presidents the necessary coaching, sponsorship and advocacy to support their career trajectories and strengthen their leadership platforms, including through programs, such as our Vice President Sponsorship Initiative focused on high-performing women, Black, Hispanic/Latinx, Asian and LGBTQ+ vice presidents across the globe. Many other career development initiatives are aimed at fostering diverse talent at the analyst and associate level, including the Black Analyst and Associate Initiative, the Hispanic/Latinx Analyst Initiative and the Women’s Career Strategies Initiative. Our global and regional Inclusion Networks and Interest Forums are open to all professionals at Goldman Sachs to promote and advance connectivity, understanding, inclusion and diversity.

Progress Toward Aspirational Goals. Reflecting our efforts to increase diversity, the composition of our most recent partnership class was 29% women professionals, 24% Asian professionals, 9% Black professionals, 3% Hispanic/Latinx professionals, 3% LGBTQ+ professionals and 3% professionals who are military/veterans. The composition of our most recent managing director class was 30% women professionals, 28% Asian professionals, 5% Black professionals, 5% Hispanic/Latinx professionals, 3% LGBTQ+ professionals and 3% professionals who are military/veterans.
We have also set forth the following aspirational goals:
•We aim for analyst and associate hiring (which accounts for over 70% of our annual hiring) to achieve representation of 50% women professionals, 11% Black professionals and 14% Hispanic/Latinx professionals in the Americas, and 9% Black professionals in the U.K. In 2022, our analyst and associate hires included 44% women professionals, 10% Black professionals and 13% Hispanic/Latinx professionals in the Americas, and 17% Black professionals in the U.K.
•We aim for women professionals to represent 40% of our vice presidents globally by 2025 and 30% of senior talent (vice presidents and above) in the U.K. by 2023, while also endeavoring for women employees to comprise 50% of all of our employees globally over time. As of December 2022, women professionals represented 33% of our vice president population globally and 31% of senior talent (vice presidents and above) in the U.K., and women employees represented 41% of all of our employees globally.
•We aim for Black professionals to represent 7% of our vice president population in the Americas and in the U.K., and for Hispanic/Latinx professionals to represent 9% of our vice president population in the Americas, both by 2025. As of December 2022, Black professionals represented 4% of our vice president population in the Americas and 5% in the U.K., and Hispanic/Latinx professionals represented 6% of our vice president population in the Americas.
•We aim to double the number of campus hires in the U.S. recruited from Historically Black Colleges and Universities (HBCUs) by 2025 relative to 2020.
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

6	Goldman Sachs 2022 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Instilling our culture in all employees is a continuous process, in which training plays an important part. We offer our employees the opportunity to participate in ongoing educational offerings and periodic seminars facilitated by our Learning & Engagement team. To accelerate their integration into the firm and our culture, new hires have the opportunity to receive training before they start working and orientation programs with an emphasis on culture and networking, and nearly all employees participate in at least one training event each year. For our more senior employees, we provide guidance and training on how to manage people and projects effectively, exhibit strong leadership and exemplify our culture. We are also focused on developing a high performing, diverse leadership pipeline and career planning for our next generation of leaders. We maintain a variety of programs aimed at employees’ professional growth and leadership development, including initiatives, such as our Vice President and Managing Director Leadership Acceleration Initiatives and Partner Development Initiative.
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
We believe that our people value opportunities to contribute to their communities and that these opportunities enhance their job satisfaction. We also believe that being able to volunteer together with colleagues and support community organizations through completing local service projects strengthens our people’s bond with us. Community TeamWorks, our signature volunteering initiative, enables our people to participate in high-impact, team-based volunteer opportunities, including projects coordinated with hundreds of nonprofit partner organizations worldwide. During 2022, our people volunteered approximately 86,000 hours of service globally through Community TeamWorks, with approximately 17,000 employees partnering with approximately 500 nonprofit organizations on approximately 1,200 community projects.
Wellness
We recognize that for our people to be successful in the workplace they need support in their personal, as well as their professional, lives. We have created a strong support framework for wellness, which is intended to enable employees to better balance their roles at work and their responsibilities at home. We provide a number of policies for our employees that support taking time away from the office when needed, including 20 weeks of parental leave, family care leave and bereavement leave. In 2022, we also enhanced our vacation policies for our employees, allowing managing directors to take time off, when needed, without a fixed vacation day entitlement and adding a minimum of two additional vacation days for all other employees, as well as setting a minimum annual expected vacation usage of 15 days. For longer-tenured employees, we offer an unpaid sabbatical leave. We also continue to advance our resilience programs, offering our people a range of counseling, coaching, medical advisory and personal wellness services. We increased the availability of these resources during the COVID-19 pandemic, and continued to evolve and strengthen virtual offerings to enhance access to support, with the aim of maintaining the physical and mental well-being of our people, and enhancing their effectiveness and productivity.
In addition, to support the financial wellness of our employees, we offer a variety of resources that help them manage their personal financial health and decision-making, including financial education information sessions, live and on-demand webinars, articles and interactive digital tools.
Global Reach and Strategic Locations
As a firm with a global client base, we take a strategic approach to attracting, developing and managing a global workforce. Our clients are located worldwide and we are an active participant in financial markets around the world. As of December 2022, we had headcount of 48,500, offices in over 35 countries and 52% of our headcount was based in the Americas, 19% in EMEA and 29% in Asia. Our employees come from over 180 countries and speak more than 150 languages as of December 2022.
In addition to maintaining offices in major financial centers around the world, we have established key strategic locations, including in Bengaluru, Salt Lake City, Dallas, Singapore, Warsaw and Hyderabad. We continue to evaluate the expanded use of strategic locations, including cities in which we do not currently have a presence.
As of December 2022, 41% of our employees were working in strategic locations. We believe our investment in these strategic locations enables us to build centers of excellence around specific capabilities that support our business initiatives.

Goldman Sachs 2022 Form 10-K	7

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Sustainability
We have a long-standing commitment to sustainability. Our two priorities in this area are helping clients across industries decarbonize their businesses to support their transition to a low-carbon economy (Climate Transition) and to advance solutions that expand access, increase affordability, and drive outcomes to support sustainable economic growth (Inclusive Growth). Our strategy is to advance these two priorities through our work with our clients, and with strategic partners whose strengths and areas of focus complement our own, as well as through our supply chain.
We have established a Sustainable Finance Group, which serves as the centralized group that drives climate strategy and sustainability efforts across our firm, including commercial efforts alongside our businesses, to advance Climate Transition and Inclusive Growth. We have also created the role of Global Head of Sustainability and Inclusive Growth, which, like our One Goldman Sachs initiative, is intended to facilitate the application of our full capabilities across both Climate Transition and Inclusive Growth. Our sustainable finance-related efforts continue to evolve. For example, we recently launched the Sustainable Banking Group, a group focused on supporting our corporate clients in reducing their direct and indirect carbon emissions.
Our activities relating to sustainability present both financial and nonfinancial risks, and we have processes for managing these risks, similar to the other risks we face. We have integrated oversight of climate-related risks into our risk management governance structure, from senior management to our Board and its committees, including the Risk and Public Responsibilities committees. The Risk Committee of the Board oversees firmwide financial and nonfinancial risks, which include climate risk, and, as part of its oversight, receives updates on our risk management approach to climate risk. The Public Responsibilities Committee of the Board assists the Board in its oversight of our firmwide sustainability strategy and sustainability risks affecting us, including with respect to climate change. As part of its oversight, the Public Responsibilities Committee receives periodic updates on our sustainability strategy, and also periodically reviews our governance and related policies and processes for sustainability and climate change-related risks. We have also implemented an Environmental Policy Framework to guide our overall approach to sustainability issues. We apply this Framework when evaluating transactions for environmental and social risks and impacts. Our employees also receive training with respect to environmental and social risks, including for sectors and industries that we believe have higher potential for these risks. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management — Other Risk Management — Climate Risk Management” in Part II, Item 7 of this Form 10-K for further information about our climate risk management.

As a leading financial institution, we acknowledge the importance of Climate Transition and Inclusive Growth for our business. In February 2021, we issued our inaugural sustainability bond of $800 million, and in June 2022 we issued our second benchmark sustainability bond of $700 million. These issuances align with our sustainable finance framework for future issuances and fund a range of on-balance sheet sustainable finance activity. We believe we can advance sustainability by partnering with our clients across our businesses, including by developing new sustainability-linked financing solutions, offering strategic advice, or coinvesting alongside our clients in clean energy companies. We have announced a target to deploy $750 billion in sustainable financing, investing and advisory activity by the beginning of 2030. As of December 2022, we achieved approximately 55% of that goal, with the majority dedicated to Climate Transition.
With respect to Climate Transition, we have announced our commitment to align our financing activities with a net-zero-by-2050 pathway. In that context, we have set an initial set of targets for 2030 focused on three sectors — power, oil and gas, and auto manufacturing — where we see an opportunity to proactively engage our clients and investors, deploy capital required for transition, and invest in new commercial solutions to drive decarbonization in the real economy. Carbon neutrality is also a priority for the operation of our firm and our supply chain. In 2015, we achieved carbon neutrality in our operations and business travel, ahead of our 2020 goal announced in 2009. We have expanded our operational carbon commitment to include our supply chain, targeting net-zero carbon emissions by 2030.
In addition to Climate Transition, our approach to sustainability also centers on Inclusive Growth where we seek to drive solutions that expand access, increase affordability, and drive outcomes to advance sustainable economic growth. We have sponsored initiatives, such as One Million Black Women, Launch With GS, the Urban Investment Group, 10,000 Women and 10,000 Small Businesses. An overarching theme of our sustainability strategy is promoting diversity and inclusion as an imperative for us, as well as for our clients and their boards. These efforts are further strengthened by strategic partnerships that we have established in areas where we have identified gaps or believe we are able to drive even greater impact through collaboration. We believe our ability to achieve our sustainability objectives is critically dependent on the strengths and talents of our people, and we recognize that our people are able to maximize their impact by collaborating in a diverse and inclusive work environment. See “Business — Human Capital Management” for information about our human capital management goals, programs and policies.

8	Goldman Sachs 2022 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Competition
The financial services industry and all of our businesses are intensely competitive, and we expect them to remain so. Our competitors provide investment banking, market-making and asset management services, private banking and lending, commercial lending, point-of-sale financing, credit cards, transaction banking, deposit-taking and other banking products and services, and make investments in securities, commodities, derivatives, real estate, loans and other financial assets. Our competitors include brokers and dealers, investment banking firms, commercial banks, credit card issuers, insurance companies, investment advisers, mutual funds, hedge funds, private equity funds, merchant banks, consumer finance companies and financial technology and other internet-based companies. Some of our competitors operate globally and others regionally, and we compete based on a number of factors, including transaction execution, client experience, products and services, innovation, reputation and price.
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
Consolidation and convergence have significantly increased the capital base and geographic reach of some of our competitors and have also hastened the globalization of the securities and other financial services markets. As a result, we have had to commit capital to support our international operations and to execute large global transactions. To capitalize on some of our most significant opportunities, we will have to compete successfully with financial institutions that are larger and have more capital and that may have a stronger local presence and longer operating history outside the U.S.
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

A number of our businesses are subject to intense price competition. Efforts by our competitors to gain market share have resulted in pricing pressure in our investment banking, market-making, consumer, wealth management and asset management businesses. For example, the increasing volume of trades executed electronically, through the internet and through alternative trading systems, has increased the pressure on trading commissions, in that commissions for electronic trading are generally lower than those for non-electronic trading. It appears that this trend toward low-commission trading will continue. Price competition has also led to compression in the difference between the price at which a market participant is willing to sell an instrument and the price at which another market participant is willing to buy it (i.e., bid/offer spread), which has affected our market-making businesses. The increasing prevalence of passive investment strategies that typically have lower fees than other strategies we offer has affected the competitive and pricing dynamics for our asset management products and services. In addition, we believe that we will continue to experience competitive pressures in these and other areas in the future as some of our competitors seek to obtain market share by further reducing prices, and as we enter into or expand our presence in markets that rely more heavily on electronic trading and execution. We and other banks also compete for deposits on the basis of the rates we offer. Increases in short-term interest rates have resulted in and are expected to continue to result in more intense competition in deposit pricing.
We also compete on the basis of the types of financial products and client experiences that we and our competitors offer. In some circumstances, our competitors may offer financial products that we do not offer and that our clients may prefer, including cryptocurrencies and other digital assets that we cannot or may choose not to provide. Our competitors may also develop technology platforms that provide a better client experience.
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

Goldman Sachs 2022 Form 10-K	9

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
We also face intense competition in attracting and retaining qualified employees. Our ability to continue to compete effectively has depended and will continue to depend upon our ability to attract new employees, retain and motivate our existing employees and to continue to compensate employees competitively amid intense public and regulatory scrutiny on the compensation practices of large financial institutions. Our pay practices and those of certain of our competitors are subject to review by, and the standards of, the FRB and other regulators inside and outside the U.S., including the Prudential Regulation Authority (PRA) and the Financial Conduct Authority (FCA) in the U.K. We also compete for employees with institutions whose pay practices are not subject to regulatory oversight. See “Regulation — Compensation Practices” and “Risk Factors — Competition — Our businesses would be adversely affected if we are unable to hire and retain qualified employees” in Part I, Item 1A of this Form 10-K for further information about such regulation.
Regulation
As a participant in the global financial services industry, we are subject to extensive regulation and supervision worldwide. The regulatory regimes applicable to our operations have been, and continue to be, subject to significant changes.
New regulations have been adopted or are being considered by regulators and policy makers worldwide, as described below. The impacts of any changes to the regulations affecting our businesses, including as a result of the proposals described below, are uncertain and will not be known until such changes are finalized and market practices and structures develop under the revised regulations.

Group Inc. is a BHC under the U.S. Bank Holding Company Act of 1956 (BHC Act) and an FHC under amendments to the BHC Act effected by the U.S. Gramm-Leach-Bliley Act of 1999 (GLB Act), and is subject to supervision and examination by the FRB, which is our primary regulator.
Under the system of “functional regulation” established under the GLB Act, the primary regulators of our U.S. non-bank subsidiaries directly regulate the activities of those subsidiaries, with the FRB exercising a supervisory role. Such “functionally regulated” subsidiaries include broker-dealers and security-based swap dealers registered with the SEC, such as our principal U.S. broker-dealer, entities registered with or regulated by the CFTC with respect to futures-related and swaps-related activities and investment advisers registered with the SEC with respect to their investment advisory activities.
Our principal subsidiaries operating in the U.S. include GS Bank USA, Goldman Sachs & Co., LLC (GS&Co.), J. Aron & Company LLC (J. Aron) and Goldman Sachs Asset Management, L.P.
GS Bank USA is our principal U.S. bank subsidiary and is supervised and regulated by the FRB, the FDIC, the New York State Department of Financial Services (NYDFS) and the Consumer Financial Protection Bureau (CFPB). GS Bank USA also has a London branch, which is regulated by the FCA and PRA, and a Tokyo branch, which is regulated by the Japan Financial Services Agency. We conduct a number of our activities partially or entirely through GS Bank USA and its subsidiaries, including: corporate loans (including leveraged lending); securities-based and collateralized loans; consumer loans (including installment loans, such as point-of-sale loans, and credit card loans); small business loans (including installment, lines of credit and credit cards); residential mortgages; transaction banking; deposit-taking; interest rate, credit, currency and other derivatives; and agency lending.
GS&Co. is our principal U.S. broker-dealer and is registered as a broker-dealer, a securities-based swap dealer, a municipal advisor and an investment adviser with the SEC and as a broker-dealer in all 50 states and the District of Columbia. U.S. self-regulatory organizations, such as FINRA and the NYSE, have adopted rules that apply to, and examine, broker-dealers such as GS&Co.
Our principal subsidiaries operating in Europe include: Goldman Sachs International (GSI), GSIB and Goldman Sachs Asset Management International (GSAMI); Goldman Sachs Bank Europe SE (GSBE); and Goldman Sachs Paris Inc. et Cie (GSPIC).

10	Goldman Sachs 2022 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Our E.U. subsidiaries are subject to various E.U. regulations, as well as national laws, including those implementing European directives. GSBE is directly supervised by the European Central Bank (ECB) and additionally by BaFin and Deutsche Bundesbank in the context of the E.U. Single Supervisory Mechanism (SSM). GSBE’s London branch is regulated by the FCA. GSBE engages in certain activities primarily in the E.U., including underwriting and market making in debt and equity securities and derivatives, investment, asset and wealth management services, deposit-taking, lending (including securities lending), and financial advisory services. GSBE is also a primary dealer for government bonds issued by E.U. sovereigns. As a foreign bank subsidiary of GS Bank USA, GSBE is subject to limits on the nature and scope of its activities under the FRB’s Regulation K, including limits on its underwriting and market making in equity securities based on GSBE’s and/or GS Bank USA’s capital.
GSPIC is an investment firm regulated by the French Prudential Supervision and Resolution Authority (ACPR) and the French Financial Markets Authority. GSPIC’s activities include certain activities that GSBE is prevented from undertaking. GSPIC's application to ACPR in October 2021 to become a credit institution remains pending.
GSI is a U.K. broker-dealer and a designated investment firm, and GSIB is a U.K. bank. Both GSI and GSIB are regulated by the PRA and the FCA. As an investment firm, GSI is subject to prudential requirements applicable to banks, including capital and liquidity requirements. GSI provides broker-dealer services in and from the U.K. and is registered with the CFTC as a swap dealer and with the SEC as a securities-based swap dealer. GSIB engages in lending (including securities lending) and deposit-taking activities and is a primary dealer for U.K. government bonds. GSI and GSIB maintain branches outside of the U.K. and are subject to the laws and regulations of the jurisdictions where they are located.
Our principal subsidiary operating in Asia is Goldman Sachs Japan Co., Ltd. (GSJCL). GSJCL is our regulated Japanese broker-dealer subsidiary and is regulated by Japan’s Financial Services Agency, the Tokyo Stock Exchange, the Bank of Japan and the Ministry of Finance, among others.
Banking Supervision and Regulation
The Basel Committee is the primary global standard setter for prudential bank regulation. However, the Basel Committee’s standards do not become effective in a jurisdiction until the relevant regulators have adopted rules to implement its standards. The implications of Basel Committee standards and related regulations for our businesses depend to a large extent on their implementation by the relevant regulators globally, and the market practices and structures that develop.

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
GSBE is subject to capital and liquidity requirements prescribed in the E.U. Capital Requirements Regulation, as amended (CRR), and the E.U. Capital Requirements Directive, as amended (CRD), which are largely based on Basel III. The most recent amendments to the CRR and CRD (respectively, CRR II and CRD V) include changes to the liquidity, market risk, counterparty credit risk, large exposures and leverage ratio frameworks. These changes have been applicable in the E.U. since June 2021. From June 2022, the CRR requires large institutions with securities traded on a regulated market of a member state to make qualitative and quantitative disclosures relating to environmental, social and governance risks on an annual basis. Under an E.U. proposal, these requirements would apply to our E.U.-regulated entities beginning in January 2025.
GSI and GSIB are subject to the U.K. capital and liquidity frameworks, which are also largely based on Basel III and are predominantly aligned with the E.U. capital and liquidity frameworks. The most recent amendments to the U.K. frameworks include changes to the liquidity, counterparty credit risk, large exposures and leverage ratio frameworks. The changes have been applicable in the U.K. since January 2022.

Goldman Sachs 2022 Form 10-K	11

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

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
The SCB is based on the results of the Federal Reserve’s supervisory stress tests and our planned common stock dividends and is likely to change over time based on the results of the annual supervisory stress tests. See “Stress Tests and Capital Planning” below. The countercyclical capital buffer is designed to counteract systemic vulnerabilities and currently applies only to banking organizations subject to Category I, II or III standards, including us and GS Bank USA. Several other national supervisors also require countercyclical capital buffers. The G-SIB surcharge and countercyclical capital buffer applicable to us may change in the future, including due to additional guidance from our regulators and/or positional changes. As a result, the minimum capital ratios to which we are subject are likely to change over time.
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

The capital requirements applicable to GSBE, GSI and GSIB include both minimum requirements and buffers. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Capital Management and Regulatory Capital” in Part II, Item 7 of this Form 10‑K and Note 20 to the consolidated financial statements in Part II, Item 8 of this Form 10‑K for information about our capital ratios and those of GS Bank USA, GSBE, GSI and GSIB.
The Basel Committee standards include guidelines for calculating incremental capital ratio requirements for banking institutions that are systemically significant from a domestic but not global perspective (D-SIBs). Depending on how these guidelines are implemented by national regulators, they may apply, among others, to certain subsidiaries of G-SIBs. These guidelines are in addition to the framework for G-SIBs, but are more principles-based. The U.S. federal bank regulatory agencies have not designated any D-SIBs. The CRD and CRR provide that institutions that are systemically important at the E.U. or member state level, known as other systemically important institutions (O-SIIs), may be subject to additional capital ratio requirements, according to their degree of systemic importance (O-SII buffers). BaFin has identified GSBE as an O-SII in Germany and set an O-SII buffer.
In the U.K., the PRA has identified Goldman Sachs Group UK Limited (GSG UK), the parent company of GSI and GSIB, as an O-SII but has not applied an O-SII buffer.
The Basel Committee has finalized revisions to the framework for calculating capital requirements for market risk as part of its Fundamental Review of the Trading Book (FRTB). These revisions are expected to increase market risk capital requirements for most banking organizations and large broker-dealers subject to bank capital requirements. The revised framework, among other things, revises the standardized and internal model-based approaches used to calculate market risk requirements and clarifies the scope of positions subject to market risk capital requirements. The Basel Committee framework contemplates that national regulators will have implemented the revised framework by January 1, 2023. The U.S. federal bank regulatory agencies have not yet proposed rules implementing the revised framework. Under the CRR, E.U. financial institutions, including GSBE, commenced reporting their market risk calculations under the revised framework in the third quarter of 2021. In November 2022, the PRA issued a consultation paper to implement this framework.

12	Goldman Sachs 2022 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

The Basel Committee published standards that it described as the finalization of the Basel III post-crisis regulatory reforms (Basel III Revisions). These standards set a floor on internally modeled capital requirements at a percentage of the capital requirements under the standardized approach. They also revise the Basel Committee’s standardized and internal model-based approaches for credit risk, provide a new standardized approach for operational risk capital and revise the frameworks for credit valuation adjustment (CVA) risk. The Basel Committee framework contemplates that national regulators will have implemented these standards and that the new floor will be phased in through January 1, 2028. The U.S. federal bank regulatory authorities have not yet proposed rules implementing the Basel III Revisions for purposes of their risk-based capital ratios. The European Commission proposed rules to implement the Basel III Revisions in October 2021 and in November 2022, the Council of the E.U. adopted its general approach on implementing the Basel III revisions. The proposed E.U. rules contemplate amendments to the CRR and the CRD, referred to as CRR III and CRD VI, generally taking effect in January 2025. In November 2022, the PRA issued a consultation on the implementation of the Basel III Revisions, with a proposed January 2025 effective date. Under the PRA consultation, our U.K. subsidiaries are not expected to be subject to a floor on internally modeled capital requirements.
The Basel Committee has published an updated securitization framework and a revised G-SIB assessment methodology, but the U.S. federal bank regulatory agencies have not yet proposed rules implementing them. The updated securitization framework has been implemented in the E.U. and U.K.
In December 2022, the Basel Committee published a final standard on the prudential treatment of cryptoasset exposures. The Basel Committee contemplates that national regulators will have incorporated the standard into local capital requirements by January 1, 2025. U.S. federal bank regulatory agencies and E.U. and U.K. authorities have not yet proposed rules implementing the standards.
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
GSBE and certain of our U.K. entities are also subject to requirements relating to leverage ratios, which are generally based on the Basel Committee leverage ratio standards.
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
The LCR rule issued by the U.S. federal bank regulatory agencies and applicable to both us and GS Bank USA is generally consistent with the Basel Committee’s framework and is designed to ensure that a banking organization maintains an adequate level of unencumbered, high-quality liquid assets equal to or greater than the expected net cash outflows under an acute short-term liquidity stress scenario. We and GS Bank USA are required to maintain a minimum LCR of 100%. See “Available Information” below and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management — Liquidity Risk Management — Liquidity Regulatory Framework” in Part II, Item 7 of this Form 10-K for information about our average daily LCR.
GSBE is subject to the LCR rule approved by the European Parliament and Council, and GSI and GSIB are subject to the rules approved by the U.K. regulatory authorities' LCR rules. These rules are generally consistent with the Basel Committee’s framework.
The NSFR is designed to promote medium- and long-term stable funding of the assets and off-balance sheet activities of banking organizations over a one-year time horizon. The Basel Committee’s NSFR framework requires banking organizations to maintain a minimum NSFR of 100%.
We are subject to the U.S. NSFR rule and we will be required to publicly disclose our quarterly average daily NSFR semi-annually. We will begin doing so in August 2023. The CRR implements the NSFR for certain E.U. financial institutions, including GSBE. The NSFR requirement implemented in the U.K. is applicable to both GSI and GSIB.

Goldman Sachs 2022 Form 10-K	13

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

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
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management — Overview and Structure of Risk Management” and “— Liquidity Risk Management — Liquidity Regulatory Framework” in Part II, Item 7 of this Form 10-K for information about the LCR and NSFR, as well as our risk management practices and liquidity.
Stress Tests and Capital Planning. The FRB’s Comprehensive Capital Analysis and Review (CCAR) is designed to ensure that large BHCs, including us, have sufficient capital to permit continued operations during times of economic and financial stress. As required by the FRB, we perform an annual capital stress test and incorporate the results into an annual capital plan, which we submit to the FRB for review. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Capital Management and Regulatory Capital — Capital Planning and Stress Testing Process” in Part II, Item 7 of this Form 10-K for further information about our annual capital plan. As described in “Available Information” below, summary results of the annual stress test are published on our website.
As part of the CCAR process, the FRB evaluates our plan to make capital distributions across a range of macroeconomic and company-specific assumptions, based on our and the FRB’s own stress tests.

The FRB’s rule applicable to BHCs with $100 billion or more in total consolidated assets, including us, replaced the static 2.5% component of the capital conservation buffer required under the Standardized Capital Rules with the SCB. The SCB reflects stressed losses estimated under the supervisory severely adverse scenario of the CCAR stress tests, as calculated by the FRB, and includes four quarters of planned common stock dividends. The SCB, which is subject to a 2.5% floor, is generally effective on October 1 of each year and remains in effect until October 1 of the following year, unless it is reset in connection with the resubmission of a capital plan. See “Available Information” below and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Capital Management and Regulatory Capital” in Part II, Item 7 of this Form 10‑K for information about our SCB requirement.
The SCB rule requires a BHC to receive the FRB’s approval for any dividend, stock repurchase or other capital distribution, other than a capital distribution on a newly issued capital instrument, if the BHC is required to resubmit its capital plan, which may occur if the BHC determines there has been or will be a “material change” in its risk profile, financial condition or corporate structure since the plan was last submitted, or if the FRB directs the BHC to revise and resubmit its capital plan.
U.S. depository institutions with total consolidated assets of $250 billion or more that are subsidiaries of U.S. G-SIBs, such as GS Bank USA, are required to submit annual company-run stress test results to the FRB. GSBE also has its own capital and stress testing process, which incorporates internally designed stress tests and those required under German regulatory requirements and the ECB Guide to Internal Capital Adequacy Assessment Process (ICAAP). In addition, GSI and GSIB have their own capital planning and stress testing processes, which incorporate internally designed stress tests developed in accordance with the PRA’s ICAAP guidelines.
Limitations on the Payment of Dividends. U.S. federal and state laws impose limitations on the payment of dividends by U.S. depository institutions, such as GS Bank USA. In general, the amount of dividends that may be paid by GS Bank USA is limited to the lesser of the amounts calculated under a recent earnings test and an undivided profits test. Under the recent earnings test, a dividend may not be paid if the total of all dividends declared by the entity in any calendar year is in excess of the current year’s net income combined with the retained net income of the two preceding years, unless the entity obtains regulatory approval. Under the undivided profits test, a dividend may not be paid in excess of the entity’s undivided profits (generally, accumulated net profits that have not been paid out as dividends or transferred to surplus), unless the entity receives regulatory and stockholder approval. As a result of dividend payments from GS Bank USA to Group Inc. in connection with the acquisition of GSBE in July 2021, GS Bank USA cannot currently declare any dividends without regulatory approval.

14	Goldman Sachs 2022 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

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

Resolution and Recovery Plans. We are required by the FRB and the FDIC to submit a periodic plan for our rapid and orderly resolution in the event of material financial distress or failure (resolution plan). If these regulators jointly determine that an institution has failed to remediate identified shortcomings in its resolution plan or that its resolution plan, after any permitted resubmission, is not credible or would not facilitate an orderly resolution under the U.S. Bankruptcy Code, they may jointly impose more stringent capital, leverage or liquidity requirements or restrictions on growth, activities or operations, or may jointly order the institution to divest assets or operations, in order to facilitate orderly resolution in the event of failure. The FRB and FDIC require U.S. G-SIBs to submit resolution plans every two years (alternating between submissions of full plans and targeted plans that include only select information). We submitted our 2021 resolution plan, which was a targeted submission, in June 2021, and the FRB and FDIC did not identify any deficiencies or shortcomings. Our next required submission is a full submission by July 1, 2023. See “Risk Factors — Legal and Regulatory —The application of Group Inc.’s proposed resolution strategy could result in greater losses for Group Inc.’s security holders” in Part I, Item 1A of this Form 10-K and “Available Information” in Part I, Item 1 of this Form 10-K for further information about our resolution plan.
We are also required by the FRB to submit, on a periodic basis, a global recovery plan that outlines the steps that we could take to reduce risk, maintain sufficient liquidity and conserve capital in times of prolonged stress. Certain of our subsidiaries are also subject to similar recovery plan requirements.
GS Bank USA is required to provide a resolution plan to the FDIC that must, among other things, demonstrate that it is adequately protected from risks arising from our other entities. GS Bank USA’s most recent resolution plan was submitted in June 2018. In June 2021, the FDIC provided guidance on insured depository institution (IDI) resolution plans and divided IDIs with $100 billion or more in assets, including GS Bank USA, into two groups for purposes of the timing of resolution plan submissions. GS Bank USA is in the second group with a later submission date.

Goldman Sachs 2022 Form 10-K	15

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

The U.S. federal bank regulatory agencies have adopted rules imposing restrictions on qualified financial contracts (QFCs) entered into by G-SIBs. The rules are intended to facilitate the orderly resolution of a failed G-SIB by limiting the ability of the G-SIB to enter into a QFC unless (i) the counterparty waives certain default rights in such contract arising upon the entry of the G‑SIB or one of its affiliates into resolution, (ii) the contract does not contain enumerated prohibitions on the transfer of such contract and/or any related credit enhancement, and (iii) the counterparty agrees that the contract will be subject to the special resolution regimes set forth in the Dodd-Frank Act orderly liquidation authority (OLA) and the Federal Deposit Insurance Act of 1950 (FDIA), described below. GS Bank USA has achieved compliance by adhering to the International Swaps and Derivatives Association Universal Resolution Stay Protocol (ISDA Universal Protocol) and International Swaps and Derivatives Association 2018 U.S. Resolution Stay Protocol (U.S. ISDA Protocol) described below.
Certain of our other subsidiaries also adhere to these protocols. The ISDA Universal Protocol imposes a stay on certain cross-default and early termination rights within standard ISDA derivative contracts and securities financing transactions between adhering parties in the event that one of them is subject to resolution in its home jurisdiction, including a resolution under OLA or the FDIA in the U.S. The U.S. ISDA Protocol, which was based on the ISDA Universal Protocol, was created to allow market participants to comply with the final QFC rules adopted by the federal bank regulatory agencies.
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
Total Loss-Absorbing Capacity (TLAC). The FRB's rule addresses U.S. implementation of the Financial Stability Board’s (FSB’s) TLAC principles and term sheet on minimum TLAC requirements for G-SIBs. The rule, among other things, establishes minimum TLAC requirements, establishes minimum requirements for “eligible long-term debt” (i.e., debt that is unsecured, has a maturity of at least one year from issuance and satisfies certain additional criteria) and caps the amount of parent company liabilities that are not eligible long-term debt.
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
The CRR, the BRRD and U.K. financial services regime are designed to, among other things, implement the FSB’s minimum TLAC requirement for G-SIBs. For example, the CRR requires E.U. subsidiaries of a non-E.U. G-SIB that exceed the threshold of 5% of the G-SIB’s RWAs, operating income or leverage exposure, such as GSBE, to meet internal TLAC requirements. Under the U.K. financial services regime, GSG UK exceeds the applicable thresholds and therefore, it is subject to internal TLAC requirements.

16	Goldman Sachs 2022 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

The CRD requires a non-E.U. group with more than €40 billion of assets in the E.U., such as us, to establish an E.U. intermediate holding company (E.U. IHC) by December 30, 2023 if it has, as in our case, two or more of certain types of E.U. financial institution subsidiaries, including broker-dealers and banks. A non-E.U. group may have two E.U. IHCs if a request for a second is approved. GSBE and GSPIC will be subject to the single E.U. IHC requirement unless an exemption is granted. The CRR requires E.U. IHCs to satisfy capital and liquidity requirements, a minimum requirement for own funds and eligible liabilities (MREL), and certain other prudential requirements at a consolidated level. The U.K. has not implemented a similar requirement to establish an IHC; however, the PRA has introduced a requirement that certain U.K. financial holding companies or a designated U.K. group entity be responsible for the U.K. group’s regulatory compliance. We have designated GSI for that responsibility.
The BRRD II and the U.K. resolution regime subject institutions to an MREL, which is generally consistent with the FSB’s TLAC standard. GSI is required to maintain a minimum level of internal MREL and provide the Bank of England the right to exercise bail-in triggers over certain intercompany regulatory capital and senior debt instruments issued by GSI. These triggers enable the Bank of England to write down such instruments or convert such instruments to equity. The triggers can be exercised by the Bank of England if it determines that GSI has reached the point of non-viability and the FRB and the FDIC have not objected to the bail-in or if Group Inc. enters bankruptcy or similar proceedings. The Single Resolution Board’s internal MREL requirements applicable to GSBE are required to be phased in through January 2024.
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
Under the FDIA, if the FDIC is appointed as conservator or receiver for an IDI such as GS Bank USA, upon its insolvency or in certain other events, the FDIC has broad powers, including the power:
•To transfer any of the IDI’s assets and liabilities to a new obligor, including a newly formed “bridge” bank, without the approval of the depository institution’s creditors;
•To enforce the IDI’s contracts pursuant to their terms without regard to any provisions triggered by the appointment of the FDIC in that capacity; or
•To repudiate or disaffirm any contract or lease to which the IDI is a party, the performance of which is determined by the FDIC to be burdensome and the repudiation or disaffirmance of which is determined by the FDIC to promote the orderly administration of the IDI.
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

Goldman Sachs 2022 Form 10-K	17

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Deposit Insurance. Deposits at GS Bank USA have the benefit of FDIC insurance up to the applicable limits. The FDIC’s Deposit Insurance Fund is funded by assessments on IDIs. GS Bank USA’s assessment (subject to adjustment by the FDIC) is currently based on its average total consolidated assets less its average tangible equity during the assessment period, its supervisory ratings and specified forward-looking financial measures used to calculate the assessment rate. The deposits of GSBE are covered by the German statutory deposit protection program to the extent provided by law. In addition, GSBE has elected to participate in the German voluntary deposit protection program which provides insurance for certain eligible deposits not covered by the German statutory deposit program. Eligible deposits at GSIB and the London branch of GS Bank USA are covered by the U.K. Financial Services Compensation Scheme up to the applicable limits.
In October 2022, the FDIC adopted a rule applicable to all FDIC-insured banks that increased initial base deposit insurance assessment rates by 2 basis points, beginning with the first quarterly assessment period of 2023.
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
The FRB has granted our request for additional time until July 2023 to conform our investments in, and relationships with, certain legacy “illiquid funds” (as defined in the Volcker Rule) that were in place prior to December 2013. See Note 8 to the consolidated financial statements in Part II, Item 8 of this Form 10-K for further information about our investments in such funds.

18	Goldman Sachs 2022 Form 10-K

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
If any IDI subsidiary of an FHC fails to maintain at least a “satisfactory” rating under the Community Reinvestment Act (CRA), the FHC would be subject to restrictions on certain new activities and acquisitions.
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

As a German credit institution, GSBE will become subject to Volcker Rule-type prohibitions under German banking law and regulations on December 31, 2023 because its financial assets exceeded certain thresholds. Prohibited activities include (i) proprietary trading, (ii) high-frequency trading at a German trading venue, and (iii) lending and guarantee businesses with German hedge funds, German funds of hedge funds or any non-German substantially leveraged alternative investment funds, unless an exclusion or an exemption applies. See “Volcker Rule” above for further information.
U.K. banks that have over £25 billion of core retail deposits are required to separate their retail banking services from their investment and international banking activities, commonly known as “ring-fencing.” GSIB is not currently subject to the ring-fencing requirement.
Broker-Dealer and Securities Regulation
Our broker-dealer subsidiaries, including GS&Co., are subject to regulations that cover all aspects of the securities business, including sales methods, trade practices, the use and safekeeping of clients’ funds and securities, capital structure, record-keeping, the financing of clients’ purchases, and the conduct of directors, officers and employees. In the U.S., the SEC is the federal agency responsible for the administration of the federal securities laws.
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
The SEC requires broker-dealers to act in the best interest of their customers. SEC rules require broker-dealers to provide a standardized, short-form disclosure highlighting services offered, applicable standards of conduct, fees and costs, the differences between brokerage and advisory services, and any conflicts of interest. In addition, several states have adopted or proposed adopting uniform fiduciary duty standards applicable to broker-dealers.

Goldman Sachs 2022 Form 10-K	19

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

In December 2022, the SEC issued four proposals to reform the U.S. equity market structure. The SEC proposed establishing a broker-dealer best execution standard, which would require broker-dealers to use reasonable diligence to ascertain the best market for a customer order so that the resultant price to the customer is as favorable as possible under prevailing market conditions. The best execution standard applies to all securities and supplements, but does not replace, the existing FINRA and Municipal Securities Rulemaking Board (MSRB) best execution rules. The SEC also proposed, among other things, to require that individual investor orders routed through broker-dealers be exposed to order-by-order competition in qualified auctions; to update the minimum pricing increments, with variable price increments based on the trading characteristics of stocks; and to revise and expand reporting and disclosure requirements relating to execution quality.
In January 2023, the SEC proposed a rule that would prohibit participants involved in the creation of asset-backed securities, including any underwriter, placement agent, initial purchaser or sponsor of an asset-backed security (or any affiliate or subsidiary), from engaging in any transaction that would involve or result in a material conflict of interest between the securitization participant and an investor in an asset-backed security, including reducing its exposure to the asset-backed securities, subject to certain exceptions.
The SEC, FINRA and regulators in various non-U.S. jurisdictions have imposed both conduct-based and disclosure-based requirements with respect to research reports and research analysts and may impose additional regulations.
GS&Co. and other U.S. subsidiaries are also subject to rules adopted by U.S. federal agencies pursuant to the Dodd-Frank Act that require any person who organizes or initiates certain asset-backed securities transactions to retain a portion (generally, at least five percent) of any credit risk that the person conveys to a third party. For certain securitization transactions, retention by third-party purchasers may satisfy this requirement.
In Europe, we provide broker-dealer services, including through GSBE, GSPIC and GSI, that are subject to oversight by European and national regulators. These services are regulated in accordance with E.U., U.K. and other national laws and regulations. These laws require, among other things, compliance with certain capital adequacy and liquidity standards, customer protection requirements and market conduct and trade reporting rules. Certain of our European subsidiaries are also regulated by the securities, derivatives and commodities exchanges of which they are members.

In the E.U. and the U.K., the European Markets in Financial Instruments Directive (MiFID II) established trading venue categories for the purposes of discharging the obligation to trade OTC derivatives on a trading platform, enhanced pre- and post-trade transparency covering a wide range of financial instruments, placed volume caps on non-transparent liquidity trading for equities trading venues, limited the use of broker-dealer equities crossing networks and created a regime for systematic internalizers, which are investment firms that execute client equity transactions outside a trading venue. Additional control requirements apply to algorithmic trading, high frequency trading and direct electronic access. Commodities trading firms are required to calculate their positions and adhere to specific position limits. MiFID II also requires enhanced transaction reporting, the publication of best execution data by investment firms and trading venues, transparency on costs and charges of service to investors, restrictions on the way investment managers can pay for the receipt of investment research, rules limiting the payment and receipt of soft commissions and other forms of inducements, and mandatory unbundling for broker-dealers between execution and other major services. Certain of our non-U.S. subsidiaries, including GSBE and GSI, are subject to risk retention requirements in connection with securitization activities.
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

20	Goldman Sachs 2022 Form 10-K

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
CFTC rules require registration of swap dealers, mandatory clearing and execution of interest rate and credit default swaps and real-time public reporting and adherence to business conduct standards for all in-scope swaps. A number of these requirements, particularly those regarding recordkeeping and reporting, also apply to transactions that do not involve a registered swap dealer. GS&Co. and other subsidiaries, including GS Bank USA, GSBE, GSI and J. Aron, are registered with the CFTC as swap dealers. The CFTC has rules establishing capital requirements for swap dealers that are not subject to the capital rules of a prudential regulator, such as the FRB. The CFTC also has financial reporting requirements for covered swap entities and capital rules for CFTC-registered futures commission merchants that provide explicit capital requirements for proprietary positions in swaps and security-based swaps that are not cleared by a clearing organization. Certain of our registered swap dealers, including J. Aron, are subject to the CFTC’s capital requirements.
Our affiliates registered as swap dealers are subject to the margin rules issued by the CFTC (in the case of our non-bank swap dealers) and the FRB (in the case of GS Bank USA and GSBE). Inter-affiliate transactions under the CFTC and FRB margin rules are generally exempt from initial margin requirements.

SEC rules govern the registration and regulation of security-based swap dealers. Security-based swaps are defined as swaps on single securities, single loans or narrow-based baskets or indices of securities. The SEC has adopted a number of rules for security-based swap dealers, including (i) capital, margin and segregation requirements; (ii) record-keeping, financial reporting and notification requirements; (iii) business conduct standards; (iv) regulatory and public trade reporting; and (v) the application of risk mitigation techniques to uncleared portfolios of security-based swaps. Certain of our subsidiaries, including GS&Co., GS Bank USA and GSBE, are registered with the SEC as security-based swap dealers and subject to the SEC’s regulations regarding security-based swaps. The SEC has proposed additional regulations regarding security-based swaps that would, among other things, require public reporting of large positions in security-based swaps.
GS Bank USA is also subject to the FRB’s swaps margin rules. These rules require the exchange of initial and variation margin in connection with transactions in swaps and security-based swaps that are not cleared through a registered or exempt clearinghouse. GS Bank USA is required to post and collect margin in connection with transactions with swap dealers, security-based swap dealers, major swap participants and major security-based swap participants, or financial end users.
The CFTC and the SEC have adopted rules relating to cross-border regulation of swaps and securities-based swaps, and business conduct and registration requirements. The CFTC and the SEC have entered into agreements with certain non-U.S. regulators regarding the cross-border regulation of derivatives and the mutual recognition of cross-border execution facilities and clearinghouses, and have approved substituted compliance with certain non-U.S. regulations related to certain business conduct requirements and margin rules. The U.S. prudential regulators have not yet made a determination with respect to substituted compliance for transactions subject to non-U.S. margin rules.
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

Goldman Sachs 2022 Form 10-K	21

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

The CFTC has adopted rules that limit the size of positions in physical commodity derivatives that can be held by any entity, or any group of affiliates or other parties trading under common ownership or control. The CFTC position limits apply to futures on physical commodities and options on such futures, apply to both physically and cash settled positions and to swaps that are economically equivalent to such futures and options. The position limit rules initially impose limits in the spot month only (i.e., during the delivery period for the physical commodities, which is typically a period of several days). CFTC spot and non-spot month limits will continue to apply to futures on certain legacy agricultural commodities, and it is possible that non-spot month limits will at some point be adopted for futures, options on futures and swaps on other categories of physical commodities.
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
In addition, as a result of our power-related and commodities activities, we are subject to energy, environmental and other governmental laws and regulations, as described in “Risk Factors — Legal and Regulatory — Our commodities activities, particularly our physical commodities activities, subject us to extensive regulation and involve certain potential risks, including environmental, reputational and other risks that may expose us to significant liabilities and costs” in Part I, Item 1A of this Form 10-K.
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

The federal securities laws impose fiduciary duties on investment advisers, including GS&Co., Goldman Sachs Asset Management, L.P. and our other U.S. registered investment adviser subsidiaries. Additionally, SEC rules require investment advisers to provide a standardized, short-form disclosure highlighting services offered, applicable standards of conduct, fees and costs, the differences between brokerage and advisory services, and any conflicts of interest. Several states have adopted or proposed adopting uniform fiduciary duty standards applicable to advisers.
Certain of our European subsidiaries, including GSBE in the E.U. and GSAMI in the U.K., are subject to MiFID II and/or related regulations (including the U.K. legislation making such regulations part of U.K. law), which govern the approval, organizational, marketing and reporting requirements of E.U. or U.K.-based investment managers and the ability of investment fund managers located outside the E.U. or the U.K. to access those markets. NNIP B.V. is subject to similar requirements as a management company licensed under the E.U. Undertakings for Collective Investment in Transferable Securities (UCITS) Directive and the E.U. Alternative Investment Fund Managers (AIFM) Directive with additional authorizations for certain activities regulated under MiFID II. Our asset management business in the E.U. and the U.K. significantly depends on our ability to delegate parts of our activities to other affiliates.
GSAMI is also subject to the prudential regime for U.K. investment firms, the Investment Firms Prudential Regime (IFPR), which governs the prudential requirements for U.K. investment firms prudentially regulated by the FCA.
Consumer Regulation
Our U.S. consumer-oriented activities are subject to supervision and regulation by the CFPB with respect to federal consumer protection laws, including laws relating to fair lending and the prohibition of unfair, deceptive or abusive acts or practices in connection with the offer, sale or provision of consumer financial products and services. Our consumer-oriented activities are also subject to various state and local consumer protection laws, rules and regulations, which, among other things, impose obligations relating to marketing, origination, servicing and collections activities in our consumer businesses. Many of these laws, rules and regulations also apply to our small business lending activities, which are also subject to supervision and regulation by federal and state regulators. In addition, our U.K. consumer deposit-taking activities are subject to U.K. consumer protection laws and regulations.
Compensation Practices
Our compensation practices are subject to oversight by the FRB and, with respect to some of our subsidiaries and employees, by other regulatory bodies worldwide.

22	Goldman Sachs 2022 Form 10-K

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
The Dodd-Frank Act requires U.S. financial regulators, including the FRB and SEC, to adopt rules on incentive-based payment arrangements at specified regulated entities having at least $1 billion in total assets. The U.S. financial regulators proposed revised rules in 2016, which have not been finalized. In October 2022, the SEC adopted a final rule requiring securities exchanges to adopt rules mandating, in the case of a restatement, the recovery or “clawback” of excess incentive-based compensation paid to current or former executive officers and requiring listed issuers to disclose any recovery analysis where recovery is triggered by a restatement.
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
The E.U. and the U.K. have each also introduced investment firm regimes, including rules regulating compensation for certain persons providing services to certain investment funds.
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
The Anti-Money Laundering Act of 2020 (AMLA), which amends the BSA, is intended to comprehensively reform and modernize U.S. anti-money laundering laws. Among other things, the AMLA codifies a risk-based approach to anti-money laundering compliance for financial institutions; requires the U.S. Department of the Treasury to promulgate priorities for anti-money laundering and countering the financing of terrorism policy; requires the development of standards by the U.S. Department of the Treasury for testing technology and internal processes for BSA compliance; expands enforcement- and investigation-related authority, including a significant expansion in the available sanctions for certain BSA violations; and expands BSA whistleblower incentives and protections. Many of the statutory provisions in the AMLA will require additional rulemakings, reports and other measures, and the impact of the AMLA will depend on, among other things, rulemaking and implementation guidance. The Financial Crimes Enforcement Network (FinCEN), a bureau of the U.S. Department of Treasury has issued the priorities for anti-money laundering and countering the financing of terrorism policy, as required under the AMLA. The priorities include: corruption, cybercrime, terrorist financing, fraud, transnational crime, drug trafficking, human trafficking and proliferation financing.
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

Goldman Sachs 2022 Form 10-K	23

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Privacy and Cybersecurity Regulation
Our businesses are subject to numerous laws and regulations relating to the privacy of information regarding clients, employees and others. These include, but are not limited to, the GLB Act, the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act of 2020 (CCPA), the E.U.’s General Data Protection Regulation (GDPR), the U.K.’s Data Protection Act 2018, the Japanese Personal Information Protection Act, the Personal Information Protection Law of the People’s Republic of China (PIPL), and the Hong Kong Personal Data (Privacy) Ordinance. Among other things, the CCPA imposes compliance obligations with regard to the collection, use and disclosure of personal information. In addition, several other states and non-U.S. jurisdictions have enacted, or are proposing, privacy and data protection laws similar to the GDPR and the CCPA. Furthermore, the GDPR has heightened our privacy compliance obligations, impacted certain of our businesses’ collection, processing and retention of personal data and imposed strict standards for reporting data breaches. The GDPR also provides for significant penalties for non-compliance. The PIPL limits the legal bases for processing personal information, contains heightened notice and consent requirements for the handling of certain types of personal information and imposes special cross-border data transfer rules under certain circumstances.
Our businesses are also subject to laws and regulations governing cybersecurity and related risks, and which require regulatory disclosures of certain security incidents. The NYDFS also requires financial institutions regulated by the NYDFS, including GS Bank USA, to, among other things, (i) establish and maintain a cybersecurity program designed to ensure the confidentiality, integrity and availability of their information systems; (ii) implement and maintain a written cybersecurity policy setting forth policies and procedures for the protection of their information systems and nonpublic information; and (iii) designate a Chief Information Security Officer.
In January 2023, the E.U. Digital Operational Resilience Act (DORA) became effective, and will apply from January 2025. DORA requires E.U. financial entities, such as GSBE, to have a comprehensive governance and control framework for the management of information and communications technology (ICT) risk.
In addition, in March 2022, the SEC proposed new rules that would require disclosures about material cybersecurity incidents on Form 8-K and updated disclosures about previously disclosed cybersecurity incidents on Forms 10-Q and 10-K.

Information about our Executive Officers
Set forth below are the name, age, present title, principal occupation and certain biographical information for the executive officers who have been appointed by, and serve at the pleasure of, Group Inc.’s Board.
Philip R. Berlinski, 46
Mr. Berlinski has been Global Treasurer since October 2021; he also serves as Chief Executive Officer of Goldman Sachs Bank USA. He had previously served as Chief Operating Officer of Global Equities from May 2019. Prior to that, he was Co-Head of Global Equities Trading and Execution Services from September 2016 to May 2019.
Denis P. Coleman III, 49
Mr. Coleman has been Chief Financial Officer since January 2022. He had previously served as Deputy Chief Financial Officer from September 2021 and, prior to that, Co-Head of the Global Financing Group from June 2018 to September 2021. From 2016 to June 2018, he was Head of the EMEA Financing Group, and from 2009 to 2016 he was Head of EMEA Credit Finance in London.
Sheara J. Fredman, 47
Ms. Fredman has been Controller and Chief Accounting Officer since November 2019. She had previously served as Head of Regulatory Controllers from September 2017 and, prior to that, she had served as Global Product Controller.
Brian J. Lee, 56
Mr. Lee has been Chief Risk Officer since November 2019. He had previously served as Controller and Chief Accounting Officer from March 2017 and, prior to that, he had served as Deputy Controller from 2014.
Ericka T. Leslie, 52
Ms. Leslie has been Chief Administrative Officer since February 2022. She had previously served as Global Head of Operations and Platform Engineering for the Global Markets Division from March 2020, as Global Head of Operations for the Securities Division from January 2019 and as Head of Global Operations for the Commodities business from September 2008.
John F.W. Rogers, 66
Mr. Rogers has been an Executive Vice President since April 2011 and Chief of Staff and Secretary to the Board since December 2001.
Kathryn H. Ruemmler, 51
Ms. Ruemmler has been the Chief Legal Officer, General Counsel and Secretary since March 2021, and was previously Global Head of Regulatory Affairs from April 2020. From June 2014 to April 2020, Ms. Ruemmler was a Litigation Partner at Latham & Watkins LLP, a global law firm, where she was Global Chair of the White Collar Defense and Investigations practice.

24	Goldman Sachs 2022 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

David Solomon, 61
Mr. Solomon has been Chairman of the Board since January 2019 and Chief Executive Officer and a director since October 2018. He had previously served as President and Chief or Co-Chief Operating Officer from January 2017 and Co-Head of the Investment Banking Division from July 2006 to December 2016.
John E. Waldron, 53
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

Our website also includes information about (i) purchases and sales of our equity securities by our executive officers and directors; (ii) disclosure relating to certain non-GAAP financial measures (as defined in the SEC’s Regulation G) that we may make public orally, telephonically, by webcast, by broadcast or by other means; (iii) our U.S. Dodd-Frank Wall Street Reform and Consumer Protection Act Stress Tests results; (iv) the public portion of our resolution plan submission; (v) our Pillar 3 disclosure; (vi) our average daily LCR; (vii) our People Strategy Report; (viii) our Sustainability Report; and (ix) our Task Force on Climate-Related Financial Disclosures (TCFD) Report.
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

Goldman Sachs 2022 Form 10-K	25

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

These statements may relate to, among other things, (i) our future plans and results, including our target ROE, ROTE, efficiency ratio, CET1 capital ratio and firmwide assets under supervision (AUS) inflows, and how they can be achieved, (ii) trends in or growth opportunities for our businesses, including the timing, costs, profitability, benefits and other aspects of business and strategic initiatives and their impact on our efficiency ratio, (iii) our level of future compensation expense, including as a percentage of both operating expenses and revenues, net of provision for credit losses, (iv) our Investment banking fees backlog and future results, (v) our expected interest income and interest expense, (vi) our expense savings and strategic locations initiatives, (vii) expenses we may incur, including future litigation expense and expenses from investing in our platform solutions business, (viii) the projected growth of our deposits and other funding, asset liability management and funding strategies and related interest expense savings, (ix) our business initiatives, including transaction banking and new products in our consumer platforms business, (x) our planned 2023 benchmark debt issuances, (xi) the amount, composition and location of global core liquid assets (GCLA) we expect to hold, (xii) our credit exposures, (xiii) our expected provisions for credit losses, (xiv) the adequacy of our allowance for credit losses, (xv) the projected growth of our platform solutions business, (xvi) the objectives and effectiveness of our business continuity planning, information security program, risk management and liquidity policies, (xvii) our resolution plan and strategy and their implications for stakeholders, (xviii) the design and effectiveness of our resolution capital and liquidity models and triggers and alerts framework, (xix) the results of stress tests, the effect of changes to regulations, and our future status, activities or reporting under banking and financial regulation, (xx) our expected tax rate, (xxi) the future state of our liquidity and regulatory capital ratios, and our prospective capital distributions (including dividends and repurchases), (xxii) our expected SCB and G-SIB surcharge, (xxiii) legal proceedings, governmental investigations or other contingencies, (xxiv) the asset recovery guarantee and our remediation activities related to our 1Malaysia Development Berhad (1MDB) settlements, (xxv) the replacement of Interbank Offered Rates and our transition to alternative risk-free reference rates, (xxvi) the impact of the COVID-19 pandemic on our business, results, financial position and liquidity, (xxvii) the effectiveness of our management of our human capital, including our diversity goals, (xxviii) our sustainability and carbon neutrality targets and goals, (xxix) future inflation and (xxx) the impact of Russia’s invasion of Ukraine and related sanctions and other developments on our business, results and financial position.
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
Statements about the level of future compensation expense, including as a percentage of both operating expenses and revenues, net of provision for credit losses, and our efficiency ratio as our platform solutions business reaches scale are subject to the risks that the compensation and other costs to operate our businesses, including platform initiatives, may be greater than currently expected.

26	Goldman Sachs 2022 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Statements about our Investment banking fees backlog and future results are subject to the risk that such transactions may be modified or may not be completed at all, and related net revenues may not be realized or may be materially less than expected. Important factors that could have such a result include, for underwriting transactions, a decline or weakness in general economic conditions, an outbreak or worsening of hostilities, including the escalation or continuation of the war between Russia and Ukraine, continuing volatility in the securities markets or an adverse development with respect to the issuer of the securities and, for advisory transactions, a decline in the securities markets, an inability to obtain adequate financing, an adverse development with respect to a party to the transaction or a failure to obtain a required regulatory approval. For information about other important factors that could adversely affect our Investment banking fees, see “Risk Factors” in Part I, Item 1A of this Form 10-K.
Statements about the projected growth of our deposits and other funding, asset liability management and funding strategies and related interest expense savings, and our platform solutions business, are subject to the risk that actual growth and savings may differ, possibly materially, from that currently anticipated due to, among other things, changes in interest rates and competition from other similar products.
Statements about planned 2023 benchmark debt issuances and the amount, composition and location of GCLA we expect to hold are subject to the risk that actual issuances and GCLA levels may differ, possibly materially, from that currently expected due to changes in market conditions, business opportunities or our funding and projected liquidity needs.
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
Statements about our sustainability and carbon neutrality targets and goals are based on our current expectations and are subject to the risk that we may not achieve these targets and goals due to, among other things, global socio-demographic and economic trends, energy prices, lack of technological innovations, climate-related conditions and weather events, legislative and regulatory changes, consumer behavior and demand, and other unforeseen events or conditions.
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

Goldman Sachs 2022 Form 10-K	27

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Item 1A. Risk Factors
We face a variety of risks that are substantial and inherent in our businesses.
The following is a summary of some of the more important factors that could affect our businesses:
Market
•Our businesses have been and may in the future be adversely affected by conditions in the global financial markets and broader economic conditions.
•Our businesses have been and may in the future be adversely affected by declining asset values, particularly where we have net “long” positions, receive fees based on the value of assets managed, or receive or post collateral.
•Our market-making activities have been and may in the future be affected by changes in the levels of market volatility.
•Our investment banking, client intermediation, asset management and wealth management businesses have been adversely affected and may in the future be adversely affected by market uncertainty or lack of confidence among investors and CEOs due to declines in economic activity and other unfavorable economic, geopolitical or market conditions.
•Our asset management and wealth management businesses have been and may in the future be adversely affected by the poor investment performance of our investment products or a client preference for products other than those which we offer or for products that generate lower fees.
•Inflation has had, and could continue to have, a negative effect on our business, results of operations and financial condition.
Liquidity
•Our liquidity, profitability and businesses may be adversely affected by an inability to access the debt capital markets or to sell assets.
•Our businesses have been and may in the future be adversely affected by disruptions or lack of liquidity in the credit markets, including reduced access to credit and higher costs of obtaining credit.
•Reductions in our credit ratings or an increase in our credit spreads may adversely affect our liquidity and cost of funding.
•Group Inc. is a holding company and its liquidity depends on payments and loans from its subsidiaries, many of which are subject to legal, regulatory and other restrictions on providing funds or assets to Group Inc.

Credit
•Our businesses, profitability and liquidity may be adversely affected by deterioration in the credit quality of or defaults by third parties.
•Concentration of risk increases the potential for significant losses in our market-making, underwriting, investing and financing activities.
•Derivative transactions and delayed documentation or settlements may expose us to credit risk, unexpected risks and potential losses.
Operational
•A failure in our operational systems or human error, malfeasance or other misconduct, could impair our liquidity, disrupt our businesses, result in the disclosure of confidential information, damage our reputation and cause losses.
•A failure or disruption in our infrastructure, or in the operational systems or infrastructure of third parties, could impair our liquidity, disrupt our businesses, damage our reputation and cause losses.
•A failure to protect our computer systems, networks and information, and our clients’ information, against cyber attacks and similar threats could impair our ability to conduct our businesses, result in the disclosure, theft or destruction of confidential information, damage our reputation and cause losses.
•We may incur losses as a result of ineffective risk management processes and strategies.
Legal and Regulatory
•Our businesses and those of our clients are subject to extensive and pervasive regulation around the world.
•A failure to appropriately identify and address potential conflicts of interest could adversely affect our businesses.
•We may be adversely affected by increased governmental and regulatory scrutiny or negative publicity.
•Substantial civil or criminal liability or significant regulatory action against us could have material adverse financial effects or cause us significant reputational harm, which in turn could seriously harm our business prospects.
•In conducting our businesses around the world, we are subject to political, legal, regulatory and other risks that are inherent in operating in many countries.
•The application of regulatory strategies and requirements in the U.S. and non-U.S. jurisdictions to facilitate the orderly resolution of large financial institutions could create greater risk of loss for Group Inc.’s security holders.
•The application of Group Inc.’s proposed resolution strategy could result in greater losses for Group Inc.’s security holders.

28	Goldman Sachs 2022 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

•Our commodities activities, particularly our physical commodities activities, subject us to extensive regulation and involve certain potential risks, including environmental, reputational and other risks that may expose us to significant liabilities and costs.
Competition
•Our results have been and may in the future be adversely affected by the composition of our client base.
•The financial services industry is highly competitive.
•The growth of electronic trading and the introduction of new products and technologies, including trading and distributed ledger technologies, including cryptocurrencies, has increased competition.
•Our businesses would be adversely affected if we are unable to hire and retain qualified employees.
Market Developments and General Business Environment
•Our businesses, financial condition, liquidity and results of operations have been and may in the future be adversely affected by unforeseen or catastrophic events, including pandemics, terrorist attacks, extreme weather events or other natural disasters.
•Climate change could disrupt our businesses and adversely affect client activity levels and the creditworthiness of our clients and counterparties, and our efforts to address concerns relating to climate change could result in damage to our reputation.
•Our business, financial condition, liquidity and results of operations may be adversely affected by disruptions in the global economy caused by Russia’s invasion of Ukraine and related sanctions and other developments.
•Certain of our businesses, our funding instruments and financial products may be adversely affected by changes in or the discontinuance of Interbank Offered Rates (IBORs), in particular USD LIBOR.
•Certain of our businesses and our funding instruments may be adversely affected by changes in other reference rates, currencies, indexes, baskets or ETFs to which products we offer or funding that we raise are linked.
•Our business, financial condition, liquidity and results of operations may be adversely affected by disruptions in the global economy caused by escalating tensions between the U.S. and China.
•We face enhanced risks as new business initiatives and acquisitions lead us to engage in new activities, operate in new locations, transact with a broader array of clients and counterparties and expose us to new asset classes and markets.
•We may not be able to fully realize the expected benefits or synergies from acquisitions or other business initiatives in the time frames we expect, or at all.
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
Unfavorable or uncertain economic and market conditions can be caused by: low levels of or declines in economic growth, business activity or investor, business or consumer confidence; concerns over a potential recession; changes in consumer spending or borrowing patterns; pandemics; limitations on the availability or increases in the cost of credit and capital; illiquid markets; increases in inflation, interest rates, exchange rate or basic commodity price volatility or default rates; high levels of inflation or stagflation; concerns about sovereign defaults; uncertainty concerning fiscal or monetary policy, government shutdowns, debt ceilings or funding; the extent of and uncertainty about potential increases in tax rates and other regulatory changes; limitations on international trade and travel; laws and regulations that limit trading in, or the issuance of, securities of issuers outside their domestic markets; outbreaks of domestic or international tensions or hostilities, terrorism, nuclear proliferation, cybersecurity threats or attacks and other forms of disruption to or curtailment of global communication, energy transmission or transportation networks or other geopolitical instability or uncertainty; corporate, political or other scandals that reduce investor confidence in capital markets; extreme weather events or other natural disasters; or a combination of these or other factors.
The financial services industry and the securities and other financial markets have been materially and adversely affected in the past by significant declines in the values of nearly all asset classes, by a serious lack of liquidity and by high levels of borrower defaults. In addition, concerns about actual or potential increases in interest rates, inflation and other borrowing costs, a resurgence of COVID-19 cases, European sovereign debt risk and its impact on the European banking system, and limitations on international trade, have, at times, negatively impacted the levels of client activity.

Goldman Sachs 2022 Form 10-K	29

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

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
Changes, or proposed changes, to U.S. international trade and investment policies, particularly with important trading partners, have in recent years negatively impacted financial markets. Continued or escalating tensions may result in further actions taken by the U.S. or other countries that could disrupt international trade and investment and adversely affect financial markets. Those actions could include, among others, the implementation of sanctions, tariffs or foreign exchange measures, the large-scale sale of U.S. Treasury securities or other restrictions on cross-border trade, investment, or transfer of information or technology. Any such developments could adversely affect our or our clients’ businesses.
Financial institution returns may be negatively impacted by increased funding costs due in part to the lack of perceived government support of such institutions in the event of future financial crises relative to financial institutions in countries in which governmental support is maintained. In addition, liquidity in the financial markets has in the past been, and could in the future be, negatively impacted as market participants and market practices and structures adjust to evolving regulatory frameworks.
In January 2023, the outstanding debt of the U.S. reached its statutory limit and the U.S. Treasury Department commenced taking extraordinary measures to prevent the U.S. from defaulting on its obligations. If Congress does not raise the debt ceiling, the U.S. could default on its obligations, including Treasury securities that play an integral role in financial markets. A default by the U.S. could result in unprecedented market volatility and illiquidity, heightened operational risks relating to the clearance and settlement of transactions, margin and other disputes with clients and counterparties, an adverse impact to investors including money market funds that invest in U.S. Treasuries, downgrades in the U.S. credit rating, further increases in interest rates and borrowing costs and a recession in the U.S. or other economies. Even if the U.S. does not default, continued uncertainty relating to the debt ceiling could result in downgrades of the U.S. credit rating, which could adversely affect market conditions, lead to margin disputes, further increases in interest rates and borrowing costs and necessitate significant operational changes among market participants, including us. A downgrade of the federal government’s credit rating could also materially and adversely affect the market for repurchase agreements, securities borrowing and lending, and other financings typically collateralized by U.S. Treasury or agency obligations. Further, the fair value, liquidity and credit ratings of securities issued by, or other obligations of, agencies of the U.S. government or related to the U.S. government or its agencies, as well as municipal bonds could be similarly adversely affected.
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
In certain circumstances (particularly in the case of credit products, including leveraged loans, and private equities or other securities that are not freely tradable or lack established and liquid trading markets), it may not be possible or economic to hedge our exposures and to the extent that we do so the hedge may be ineffective or may greatly reduce our ability to profit from increases in the values of the assets. Sudden declines and significant volatility in the prices of assets have in the past substantially curtailed or eliminated, and may in the future substantially curtail or eliminate, the trading markets for certain assets, which may make it difficult to sell, hedge or value such assets. We may incur losses from time to time as trading markets deteriorate or cease to function, including with respect to loan commitments we have made or securities offerings we have underwritten. The inability to sell or effectively hedge assets reduces our ability to limit losses in such positions and the difficulty in valuing assets has in the past negatively affected, and may in the future negatively affect, our capital, liquidity or leverage ratios, our funding costs and our ability to deploy capital.
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

30	Goldman Sachs 2022 Form 10-K

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
In addition, volatile or less liquid markets increase the difficulty of valuing assets, which can lead to costly and time-consuming disputes over asset values and the level of required collateral, as well as increased credit risk to the recipient of the collateral due to delays in receiving adequate collateral. In cases where we foreclose on collateral, sudden declines in the value or liquidity of the collateral have in the past resulted in and may in the future, despite credit monitoring, over-collateralization, the ability to call for additional collateral or the ability to force repayment of the underlying obligation, result in significant losses to us, especially where there is a single type of collateral supporting the obligation. In addition, we have been and may in the future be subject to claims that the foreclosure was not permitted under the legal documents, was conducted in an improper manner, including in violation of law, or caused a client or counterparty to go out of business.
Our market-making activities have been and may in the future be affected by changes in the levels of market volatility.
Certain of our market-making activities depend on market volatility to provide trading and arbitrage opportunities to our clients, and decreases in volatility have reduced and may in the future reduce these opportunities and the level of client activity associated with them and adversely affect the results of these activities. Increased volatility, while it can increase trading volumes and spreads, also increases risk as measured by Value-at-Risk (VaR) and may expose us to increased risks in connection with our market-making activities or may cause us to reduce our inventory in order to avoid increasing our VaR. Limiting the size of our market-making positions can adversely affect our profitability. In periods when volatility is increasing, but asset values are declining significantly, it may not be possible to sell assets at all or it may only be possible to do so at steep discounts. In those circumstances, we have been and may in the future be forced to either take on additional risk or to realize losses in order to decrease our VaR. In addition, increases in volatility increase the level of our RWAs, which increases our capital requirements.

Our investment banking, client intermediation, asset management and wealth management businesses have been adversely affected and may in the future be adversely affected by market uncertainty or lack of confidence among investors and CEOs due to declines in economic activity and other unfavorable economic, geopolitical or market conditions.
Our investment banking business has been and may in the future be adversely affected by market conditions. Poor economic conditions and other uncertain geopolitical conditions may adversely affect and have in the past adversely affected investor and CEO confidence, resulting in significant industry-wide declines in the size and number of underwritings and of advisory transactions, which would likely have an adverse effect on our revenues and our profit margins. In particular, because a significant portion of our investment banking revenues is derived from our participation in large transactions, a decline in the number of large transactions has in the past and would in the future adversely affect our investment banking business. Similarly, in recent years, cross-border initial public offerings and other securities offerings have accounted for a significant proportion of new issuance activity. Legislative, regulatory or other changes that limit trading in, or the issuance of, securities outside the issuers’ domestic markets, that result in or could result in the delisting or removal of securities from exchanges or indices, have in the past adversely affected and would in the future adversely affect our underwriting and client intermediation businesses. Furthermore, changes, or proposed changes, to international trade and investment policies of the U.S. and other countries could negatively affect market activity levels and our revenues.
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

Goldman Sachs 2022 Form 10-K	31

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Our asset management and wealth management businesses have been and may in the future be adversely affected by the poor investment performance of our investment products or a client preference for products other than those which we offer or for products that generate lower fees.
Poor investment returns in our asset management and wealth management businesses, due to either general market conditions or underperformance (relative to our competitors or to benchmarks) by funds or accounts that we manage or investment products that we design or sell, affect our ability to retain existing assets and to attract new clients or additional assets from existing clients. This could affect the management and incentive fees that we earn on AUS or the commissions and net spreads that we earn for selling other investment products, such as structured notes or derivatives. To the extent that our clients choose to invest in products that we do not currently offer, we will suffer outflows and a loss of management fees. Further, if, due to changes in investor sentiment or the relative performance of certain asset classes or otherwise, clients continue to invest in products that generate lower fees (e.g., passively managed or fixed income products), our average effective management fee would continue to decline and our asset management and wealth management businesses could be adversely affected.
Inflation has had, and could continue to have, a negative effect on our business, results of operations and financial condition.
Inflationary pressures have affected economies, financial markets and market participants worldwide. Inflationary pressures have increased certain of our operating expenses, and have adversely affected consumer sentiment and CEO confidence. Central bank responses to inflationary pressures have also resulted in higher market interest rates, which, in turn, have contributed to lower activity levels across financial markets, in particular for debt underwriting transactions and mortgage originations, and resulted in lower values for certain financial assets which have adversely affected our equity and debt investments. Higher interest rates increase our borrowing costs and have required us to increase interest paid on our deposits. If inflationary pressures persist, our expenses may increase further; we may be unable to achieve our efficiency ratio target; activity levels for certain of our businesses, in particular debt underwriting and mortgages, may remain at low levels or decline further; our interest expense could increase faster than our interest income, reducing our net interest income and net interest margin; certain of our investments could continue to incur losses or generally low levels of returns; AUS could decline, reducing management and other fees; economies worldwide could experience recessions; and we could continue to operate in a generally unfavorable economic and market environment.

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
Further, our ability to sell assets may be impaired if there is not generally a liquid market for such assets, as well as in circumstances where other market participants are seeking to sell similar otherwise generally liquid assets at the same time, as is likely to occur in a liquidity or other market crisis or in response to changes to rules or regulations. For example, in 2021, an investment management firm with large positions with several financial institutions defaulted, resulting in rapidly declining prices in the securities underlying those positions. In addition, clearinghouses, exchanges and other financial institutions with which we interact may exercise set-off rights or the right to require additional collateral, including in difficult market conditions, which could further impair our liquidity.
Numerous regulations have been adopted that impose more stringent liquidity requirements on large financial institutions, including us. These regulations require us to hold large amounts of highly liquid assets and reduce our flexibility to source and deploy funding. In addition, our need to manage our operations in light of certain regulatory requirements when applicable thresholds are met has in the past limited and may in the future limit our ability to raise deposits in GSIB or other funding, which could adversely affect our liquidity or ability to respond efficiently to liquidity stress.

32	Goldman Sachs 2022 Form 10-K

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
Our clients engaging in mergers, acquisitions and other types of strategic transactions often rely on access to the secured and unsecured credit markets to finance their transactions. A lack of available credit or an increased cost of credit can adversely affect the size, volume and timing of our clients’ merger and acquisition transactions, particularly large transactions, and adversely affect our advisory and underwriting businesses.
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
As of December 2022, our counterparties could have called for additional collateral or termination payments related to our net derivative liabilities under bilateral agreements in an aggregate amount of $343 million in the event of a one-notch downgrade of our credit ratings and $1.12 billion in the event of a two-notch downgrade of our credit ratings. A downgrade by any one rating agency, depending on the agency’s relative ratings of us at the time of the downgrade, may have an impact which is comparable to the impact of a downgrade by all rating agencies. For further information about our credit ratings, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management — Liquidity Risk Management — Credit Ratings” in Part II, Item 7 of this Form 10-K.
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

Goldman Sachs 2022 Form 10-K	33

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
In addition, our broker-dealer and bank entities and their subsidiaries are subject to restrictions on their ability to lend or transact with affiliates and to minimum regulatory capital and other requirements, as well as restrictions on their ability to use funds deposited with them in brokerage or bank accounts to fund their businesses. Additional restrictions on related-party transactions, increased capital and liquidity requirements and additional limitations on the use of funds on deposit in bank or brokerage accounts, as well as lower earnings, can reduce the amount of funds available to meet the obligations of Group Inc., including under the FRB’s source of strength requirement, and even require Group Inc. to provide additional funding to such subsidiaries. Restrictions or regulatory action of that kind could impede access to funds that Group Inc. needs to make payments on its obligations, including debt obligations, or dividend payments. In addition, Group Inc.’s right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of the subsidiary’s creditors.
There has been a trend towards increased regulation and supervision of our subsidiaries by the governments and regulators in the countries in which those subsidiaries are located or do business. Concerns about protecting clients and creditors of financial institutions that are controlled by persons or entities located outside of the country in which such entities are located or do business have caused or may cause a number of governments and regulators to take additional steps to “ring fence” or require internal total loss-absorbing capacity (which may also be subject to “bail-in” powers, as described below) at those entities in order to protect clients and creditors of those entities in the event of financial difficulties involving those entities. The result has been and may continue to be additional limitations on our ability to efficiently move capital and liquidity among our affiliated entities, or to Group Inc., including in times of stress, thereby increasing the overall level of capital and liquidity required by us on a consolidated basis.

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
See “Business — Regulation” in Part I, Item 1 of this Form 10-K for further information about regulatory restrictions.

34	Goldman Sachs 2022 Form 10-K

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
Concentration of risk increases the potential for significant losses in our market-making, underwriting, investing and financing activities. The number and size of these transactions has affected and may in the future affect our results of operations in a given period. Moreover, because of concentrated risk, we may suffer losses even when economic and market conditions are generally favorable for our competitors. Disruptions in the credit markets can make it difficult to hedge these credit exposures effectively or economically. In addition, we extend large commitments as part of our credit origination activities. Disruptions in the credit markets have in the past substantially curtailed or eliminated, and may in the future substantially curtail or eliminate, the trading markets for loans we originate. These disruptions may make it difficult for us to sell or value such assets, which may result in losses for us from time to time.
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
In the ordinary course of business, we may be subject to a concentration of credit risk to a particular counterparty, borrower, issuer (including sovereign issuers) or geographic area or group of related countries, such as the E.U., and a failure or downgrade of, or default by, such entity could negatively impact our businesses, perhaps materially, and the systems by which we set limits and monitor the level of our credit exposure to individual entities, industries, countries and regions may not function as we have anticipated. Regulatory reform, including the Dodd-Frank Act, has led to increased centralization of trading activity through particular clearinghouses, central agents or exchanges, which has significantly increased our concentration of risk with respect to these entities. While our activities expose us to many different industries, counterparties and countries, we routinely execute a high volume of transactions with counterparties engaged in financial services activities, including brokers and dealers, commercial banks, clearinghouses, exchanges and investment funds. This has resulted in significant credit concentration with respect to these counterparties.

Goldman Sachs 2022 Form 10-K	35

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
Derivative transactions also involve the risk that documentation has not been properly executed, that executed agreements may not be enforceable against the counterparty, or that obligations under such agreements may not be able to be “netted” against other obligations with such counterparty. In addition, counterparties may claim that such transactions were not appropriate or authorized.
As a signatory to the ISDA Universal Protocol or U.S. ISDA Protocol (ISDA Protocols) and being subject to the FRB’s and FDIC’s rules on QFCs and similar rules in other jurisdictions, we may not be able to exercise remedies against counterparties and, as this regime has not yet been tested, we may suffer risks or losses that we would not have expected to suffer if we could immediately close out transactions upon a termination event. The ISDA Protocols and these rules and regulations extend to repurchase agreements and other instruments that are not derivative contracts.
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
In addition, as new complex derivative products are created, covering a wider array of underlying credit and other instruments, disputes about the terms of the underlying contracts could arise, which could impair our ability to effectively manage our risk exposures from these products and subject us to increased costs. The provisions of the Dodd-Frank Act requiring central clearing of credit derivatives and other OTC derivatives, or a market shift toward standardized derivatives, could reduce the risk associated with these transactions, but under certain circumstances could also limit our ability to develop derivatives that best suit the needs of our clients and to hedge our own risks, and could adversely affect our profitability. In addition, these provisions have increased our credit exposure to central clearing platforms.
Operational
A failure in our operational systems or human error, malfeasance or other misconduct, could impair our liquidity, disrupt our businesses, result in the disclosure of confidential information, damage our reputation and cause losses.
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
As our client base, including through our consumer businesses, and our geographical reach expand and the volume, speed, frequency and complexity of transactions, especially electronic transactions (as well as the requirements to report such transactions on a real-time basis to clients, regulators and exchanges) increase, developing and maintaining our operational systems and infrastructure has become more challenging, and the risk of systems or human error in connection with such transactions has increased, as have the potential consequences of such errors due to the speed and volume of transactions involved and the potential difficulty associated with discovering errors quickly enough to limit the resulting consequences. These risks are exacerbated in times of increased volatility. As with other similarly situated institutions, we utilize credit underwriting models in connection with our businesses, including our consumer-oriented activities. Allegations or publicity, whether or not accurate, that our underwriting decisions do not treat consumers or clients fairly, or comply with the applicable law or regulation, can result in negative publicity, reputational damage and governmental and regulatory scrutiny, investigations and enforcement actions.

36	Goldman Sachs 2022 Form 10-K

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
The use of computing devices and phones is critical to the work done by our employees and the operation of our systems and businesses and those of our clients and our third-party service providers and vendors. Their importance has continued to increase, in particular in light of work-from-home arrangements. Computers and computer networks are subject to various risks, including, among others, cyber attacks, inherent technological defects, system failures and human error. For example, fundamental security flaws in computer chips found in many types of these computing devices and phones have been reported in the past and may occur in the future. The use of personal devices by our employees or by our vendors for work-related activities also presents risks related to potential violations of record retention and other requirements. Cloud technologies are also critical to the operation of our systems and platforms and our reliance on cloud technologies is growing. Service disruptions have resulted, and may result in the future, in delays in accessing, or the loss of, data that is important to our businesses and may hinder our clients’ access to our platforms. There have been a number of widely publicized cases of outages in connection with access to cloud computing providers. Addressing these and similar issues could be costly and affect the performance of these businesses and systems. Operational risks may be incurred in applying fixes and there may still be residual security risks.

Notwithstanding the proliferation of technology and technology-based risk and control systems, our businesses ultimately rely on people as our greatest resource, and, from time to time, they have in the past and may in the future make mistakes or engage in violations of applicable policies, laws, rules or procedures that are not always caught immediately by our technological processes or by our controls and other procedures, which are intended to prevent and detect such errors or violations. These have in the past and may in the future include calculation errors, mistakes in addressing emails, errors in software or model development or implementation, or simple errors in judgment, as well as intentional efforts to ignore or circumvent applicable policies, laws, rules or procedures. Human errors, malfeasance and other misconduct, including the intentional misuse of client information in connection with insider trading or for other purposes, even if promptly discovered and remediated, has in the past resulted and may in the future result in reputational damage and losses and liabilities for us.
The majority of the employees in our primary locations, including the New York metropolitan area, London, Bengaluru, Hyderabad, Hong Kong, Tokyo, Salt Lake City and Dallas, work in close proximity to one another. Our headquarters is located in the New York metropolitan area, and we have our largest employee concentration occupying two principal office buildings near the Hudson River waterfront. They are subject to potential catastrophic events, including, but not limited to, terrorist attacks, extreme weather, or other hostile events that could negatively affect our business. Notwithstanding our efforts to maintain business continuity, business disruptions impacting our offices and employees could lead to our employees’ inability to occupy the offices, communicate with or travel to other office locations or work remotely. As a result, our ability to service and interact with clients may be adversely impacted, due to our failure or inability to successfully implement business contingency plans.

Goldman Sachs 2022 Form 10-K	37

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

A failure or disruption in our infrastructure, or in the operational systems or infrastructure of third parties, could impair our liquidity, disrupt our businesses, damage our reputation and cause losses.
We face the risk of operational failure or significant operational delay, termination or capacity constraints of any of the clearing agents, exchanges, clearinghouses or other financial intermediaries we use to facilitate our securities and derivatives transactions, and as our interconnectivity with our clients grows, we increasingly face the risk of operational failure or significant operational delay with respect to our clients’ systems.
There has been significant consolidation among clearing agents, exchanges and clearinghouses and an increasing number of derivative transactions are cleared on exchanges, which has increased our exposure to operational failure or significant operational delay, termination or capacity constraints of the particular financial intermediaries that we use and could affect our ability to find adequate and cost-effective alternatives in the event of any such failure, delay, termination or constraint. Industry consolidation, whether among market participants or financial intermediaries, increases the risk of operational failure or significant operational delay as disparate complex systems need to be integrated, often on an accelerated basis.
The interconnectivity of multiple financial institutions with central agents, exchanges and clearinghouses, and the increased centrality of these entities, increases the risk that an operational failure at one institution or entity may cause an industry-wide operational failure that could materially impact our ability to conduct business. Interconnectivity of financial institutions with other companies through, among other things, application programming interfaces or APIs presents similar risks. Any such failure, termination or constraint could adversely affect our ability to effect transactions, service our clients, manage our exposure to risk or expand our businesses or result in financial loss or liability to our clients, impairment of our liquidity, disruption of our businesses, regulatory intervention or reputational damage.
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
In addition, although we seek to diversify our third-party vendors to increase our resiliency, we are exposed to risks if our vendors operate in the same area and are also exposed to the risk that a disruption or other information technology event at a common service provider to our vendors could impede their ability to provide products or services to us. We may not be able to effectively monitor or mitigate operational risks relating to our vendors’ use of common service providers.
Additionally, although the prevalence and scope of applications of distributed ledger technology, cryptocurrency and similar technologies is growing, the technology is nascent and may be vulnerable to cyber attacks or have other inherent weaknesses. We are exposed to risks, and may become exposed to additional risks, related to distributed ledger technology, including through our facilitation of clients’ activities involving financial products that use distributed ledger technology, such as blockchain, cryptocurrencies or other digital assets, our investments in companies that seek to develop platforms based on distributed ledger technology, the use of distributed ledger technology by third-party vendors, clients, counterparties, clearinghouses and other financial intermediaries, and the receipt of cryptocurrencies or other digital assets as collateral. The market volatility that financial products using distributed ledger technology have recently experienced may increase these risks.
A failure to protect our computer systems, networks and information, and our clients’ information, against cyber attacks and similar threats could impair our ability to conduct our businesses, result in the disclosure, theft or destruction of confidential information, damage our reputation and cause losses.
Our operations rely on the secure processing, storage and transmission of confidential and other information in our computer systems and networks and those of our vendors. There have been a number of highly publicized cases involving financial services companies, consumer-based companies, software and information technology service providers, governmental agencies and other organizations reporting the unauthorized access or disclosure of client, customer or other confidential information in recent years, as well as cyber attacks involving the dissemination, theft and destruction of corporate information or other assets, as a result of inadequate procedures or the failure to follow procedures by employees or contractors or as a result of actions by third parties, including actions by foreign governments. There have also been several highly publicized cases where hackers have requested “ransom” payments in exchange for not disclosing customer information or for restoring access to information or systems.

38	Goldman Sachs 2022 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

We are regularly the target of attempted cyber attacks, including denial-of-service attacks, and must continuously monitor and develop our systems to protect the integrity and functionality of our technology infrastructure and access to and the security of our data. We have faced a high volume of cyber attacks as we expand our mobile- and other internet-based products and services, as well as our usage of mobile and cloud technologies, and as we provide more of these services to a greater number of individual consumers. The migration of our communication from devices we provide to employee-owned devices presents additional risks of cyber attacks, as do work-from-home arrangements . In addition, due to our interconnectivity with third-party vendors (and their respective service providers), central agents, exchanges, clearinghouses and other financial institutions, we could be adversely impacted if any of them is subject to a successful cyber attack or other information security event. These impacts could include the loss of access to information or services from the third party subject to the cyber attack or other information security event or could result in unauthorized access to or disclosure of client, customer or other confidential information, which could, in turn, interrupt certain of our businesses or adversely affect our results of operations and reputation.
Despite our efforts to ensure the integrity of our systems and information, we may not be able to anticipate, detect or implement effective preventive measures against all cyber threats, including because the techniques used are increasingly sophisticated, change frequently and are often not recognized until launched. Cyber attacks can originate from a variety of sources, including third parties who are affiliated with or sponsored by foreign governments or are involved with organized crime or terrorist organizations. Third parties may also attempt to place individuals in our offices or induce employees, clients or other users of our systems to disclose sensitive information or provide access to our data or that of our clients, and these types of risks may be difficult to detect or prevent.
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

If one or more of these types of events occur, it potentially could jeopardize our, our clients’, our counterparties’ or third parties' confidential and other information processed, stored in, or transmitted through our computer systems and networks, or otherwise cause interruptions or malfunctions in our operations or those of our clients, counterparties or third parties, which could impact their ability to transact with us or otherwise result in legal or regulatory action, significant losses or reputational damage. In addition, such an event could persist for an extended period of time before being properly detected or escalated, and, following detection or escalation, it could take considerable time for us to obtain full and reliable information about the extent, amount and type of information compromised. During the course of an investigation, we may not know the full impact of the event and how to remediate it, and actions, decisions and mistakes that are taken or made may further increase the negative effects of the event on our business, results of operations and reputation. Moreover, potential new regulations may require us to disclose information about a material cybersecurity incident before it has been resolved or fully investigated.
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

Goldman Sachs 2022 Form 10-K	39

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

In addition, the use of models in connection with risk management and numerous other critical activities presents risks that the models may be ineffective, either because of poor design, ineffective testing, or improper or flawed inputs, as well as unpermitted access to the models resulting in unapproved or malicious changes to the model or its inputs.
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
As we have expanded and intend to continue to expand the product and geographic scope of our offerings of credit and investment products to consumers, we are presented with different risks and must expand and adapt our risk monitoring and mitigation activities to account for these business activities. A failure to adequately assess and control such risk exposures could result in losses to us.
For further information about our risk management policies and procedures, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management” in Part II, Item 7 of this Form 10-K.

40	Goldman Sachs 2022 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

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

If there are new laws or regulations or changes in the interpretation or enforcement of existing laws or regulations applicable to our businesses or those of our clients, including capital, liquidity, leverage, long-term debt, total loss-absorbing capacity and margin requirements, restrictions on leveraged lending or other business practices, reporting requirements, requirements relating to recovery and resolution planning, tax burdens and compensation restrictions, that are imposed on a limited subset of financial institutions (whether based on size, method of funding, activities, geography or other criteria), compliance with these new laws or regulations, or changes in the enforcement of existing laws or regulations, could adversely affect our ability to compete effectively with other institutions that are not affected in the same way. In addition, regulation imposed on financial institutions or market participants generally, such as taxes on stock transfers, share repurchases and other financial transactions, could adversely impact levels of market activity more broadly, and thus impact our businesses. Changes to laws or regulations, such as tax laws, could also have a disproportionate impact on us, based on the way those laws or regulations are applied to financial services and financial firms or due to our corporate structure or where these services are provided.
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

Goldman Sachs 2022 Form 10-K	41

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

U.S. and non-U.S. regulatory developments, in particular the Dodd-Frank Act and Basel III, have significantly altered the regulatory framework within which we operate and have adversely affected and may in the future adversely affect our profitability. Among the aspects of the Dodd-Frank Act that have affected or may in the future affect our businesses are: increased capital, liquidity and reporting requirements; limitations on activities in which we may engage; increased regulation of and restrictions on OTC derivatives markets and transactions; limitations on incentive compensation; limitations on affiliate transactions; requirements to reorganize or limit activities in connection with recovery and resolution planning; increased deposit insurance assessments; and increased standards of care for broker-dealers and investment advisers in dealing with clients. The implementation of higher capital requirements, more stringent requirements relating to liquidity, long-term debt and total loss-absorbing capacity and the prohibition on proprietary trading and the sponsorship of, or investment in, covered funds by the Volcker Rule may continue to adversely affect our profitability and competitive position, particularly if these requirements do not apply equally to our competitors or are not implemented uniformly across jurisdictions. We may also become subject to higher and more stringent capital and other regulatory requirements as a result of the implementation of Basel Committee standards, including the credit and operational risk capital standards published in December 2017 and the market risk capital standard published in January 2019.
As described in “Business — Regulation — Banking Supervision and Regulation” in Part I, Item 1 of this Form 10-K, the SCB has replaced the capital conservation buffer under the Standardized Capital Rules and resulted in higher Standardized capital ratio requirements. Failure to comply with these requirements could limit our ability to, among other things, repurchase shares, pay dividends and make certain discretionary compensation payments. In addition, if, as in 2020, we are required to resubmit our capital plan, we generally may not make capital distributions, such as share repurchases or dividends, without the prior approval of the FRB. Dividends and repurchases are also subject to oversight by the FRB, which can result in limitations. Limitations on our ability to make capital distributions could, among other things, prevent us from returning capital to our shareholders and impact our return on equity. Additionally, as a G‑SIB, we are subject to the G‑SIB surcharge. Our G‑SIB surcharge is updated annually based on financial data from the prior year. Expansion of our businesses, growth in our balance sheet and increased reliance on short-term wholesale funding have resulted in increases and in the future may result in further increases in our G‑SIB surcharge and a corresponding increase in our capital requirements.

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
Further, the CRD requires certain non-E.U. groups with more than €40 billion of assets in the E.U., such as us, to establish an E.U. IHC by December 30, 2023. A non-E.U. group may have two E.U. IHCs if a request for a second is approved. If we are unable to obtain approval to have two E.U. IHCs, we would be required to limit our European subsidiary activities to those that are permissible for GSBE.
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
We have entered into consumer-oriented deposit-taking, lending and credit card businesses, and we may expand the product and geographic scope of our offerings. Entering into these businesses subjects us to numerous additional regulations in the jurisdictions in which these businesses operate. Not only are these regulations extensive, but they involve types of regulations and supervision, as well as regulatory compliance risks, that have not historically applied to us. The level of regulatory scrutiny and the scope of regulations affecting financial interactions with consumers is often much greater than that associated with doing business with institutions and high-net-worth individuals. Complying with these regulations is time-consuming, costly and presents new and increased risks.

42	Goldman Sachs 2022 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Our expansion into consumer-oriented activities will result in a change to GS Bank USA's CRA requirements later in 2023, such that GS Bank USA will no longer be assessed as a “wholesale bank” for CRA compliance purposes and, instead, will be assessed pursuant to the framework applicable to large commercial banks or pursuant to an approved strategic plan. Any failure to comply with different or expanded CRA requirements as a result of this change in assessment methods could negatively impact GS Bank USA's CRA ratings, cause reputational harm and result in limits on our ability to make future acquisitions or engage in certain new activities.
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
We have extensive procedures and controls that are designed to identify and address conflicts of interest, including those designed to prevent the improper sharing of information among our businesses. However, appropriately identifying and dealing with conflicts of interest is complex and difficult, and our reputation, which is one of our most important assets, could be damaged and the willingness of clients to enter into transactions with us may be adversely affected if we fail, or appear to fail, to identify, disclose and deal appropriately with conflicts of interest. In addition, potential or perceived conflicts could give rise to litigation or regulatory enforcement actions. Additionally, our One Goldman Sachs initiative aims to increase collaboration among our businesses, which may increase the potential for actual or perceived conflicts of interest and improper information sharing. The realignment of our businesses, reflected in our new segments beginning with the fourth quarter of 2022, presents similar risks.

Goldman Sachs 2022 Form 10-K	43

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

We may be adversely affected by increased governmental and regulatory scrutiny or negative publicity.
Governmental scrutiny from regulators, legislative bodies and law enforcement agencies with respect to matters relating to compensation, our business practices, our past actions and other matters remains at high levels. Political and public sentiment regarding financial institutions has in the past resulted and may in the future result in a significant amount of adverse press coverage, as well as adverse statements or charges by regulators or other government officials. Press coverage and other public statements that assert some form of wrongdoing (including, in some cases, press coverage and public statements that do not directly involve us) often result in some type of investigation by regulators, legislators and law enforcement officials or in lawsuits.
Responding to these investigations and lawsuits, regardless of the ultimate outcome of the proceeding, is time-consuming and expensive and can divert the time and effort of our senior management from our business. Penalties and fines sought by regulatory authorities have increased substantially and certain regulators have been more likely in recent years to commence enforcement actions or to support legislation targeted at the financial services industry. Governmental authorities may also be more likely to pursue criminal or other actions, including seeking admissions of wrongdoing or guilty pleas, in connection with the resolution of an inquiry or investigation to the extent a company is viewed as having previously engaged in criminal, regulatory or other misconduct. Adverse publicity, governmental scrutiny and legal and enforcement proceedings can also have a negative impact on our reputation and on the morale and performance of our employees, which could adversely affect our businesses and results of operations. Further, we are subject to regulatory settlements, orders and feedback that require significant remediation activities, which require us to commit significant resources, including hiring, as well as testing the operation and effectiveness of new controls, policies and procedures.
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
Significant settlements by several large financial institutions, including, in some cases, us, with governmental entities have been publicly announced. The trend of large settlements with governmental entities may adversely affect the outcomes for other financial institutions, including, in some cases, us, in similar actions, especially where governmental officials have announced that the large settlements will be used as the basis or a template for other settlements. The uncertain regulatory enforcement environment makes it difficult to estimate probable losses, which can lead to substantial disparities between legal reserves and subsequent actual settlements or penalties.
Claims of collusion or anti-competitive conduct have become more common. Financial institutions (including us) have been subject to civil cases and investigatory demands relating to alleged bid-rigging, group boycotts or other anti-competitive practices. Antitrust laws generally provide for joint and several liability and treble damages. These claims have resulted in significant settlements and fines in the past and may do so in the future.
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

44	Goldman Sachs 2022 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Certain law enforcement authorities have recently required admissions of wrongdoing, and, in some cases, criminal pleas, as part of the resolutions of matters brought against financial institutions or their employees. See for example, “1MDB-Related Matters” in Note 27 to the consolidated financial statements in Part II, Item 8 of this Form 10-K. Any such resolution of a criminal matter involving us or our employees could lead to increased exposure to civil litigation, could adversely affect our reputation, could result in penalties or limitations on our ability to conduct our activities generally or in certain circumstances and could have other negative effects. Further, as a result of this type of settlement, we are no longer a “well-known seasoned issuer,” which places limitations on the manner in which we can market our securities.
In conducting our businesses around the world, we are subject to political, legal, regulatory and other risks that are inherent in operating in many countries.
In conducting our businesses and supporting our global operations, we are subject to risks of possible nationalization, expropriation, price controls, capital controls, exchange controls, communications and other content restrictions, and other restrictive governmental actions. For example, sanctions have been imposed by the U.S. and the E.U. on certain individuals and companies in Russia and Venezuela. In many countries, the laws and regulations applicable to the securities and financial services industries and many of the transactions in which we are involved are uncertain and evolving, and it may be difficult for us to determine the exact requirements of local laws in every market. We have been in some cases subject to divergent and conflicting laws and regulations across markets, and we are increasingly subject to the risk that the jurisdictions in which we operate have implemented or may implement laws and regulations that directly conflict with those of another jurisdiction. Any determination by local regulators that we have not acted in compliance with the application of local laws in a particular market or our failure to develop effective working relationships with local regulators could have a significant and negative effect not only on our businesses in that market, but also on our reputation generally. Further, in some jurisdictions a failure, or alleged failure, to comply with laws and regulations has subjected and may in the future subject us and our personnel not only to civil actions, but also criminal actions and other sanctions. We are also subject to the enhanced risk that transactions we structure might not be legally enforceable in all cases.

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

Goldman Sachs 2022 Form 10-K	45

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

46	Goldman Sachs 2022 Form 10-K

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

Goldman Sachs 2022 Form 10-K	47

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
Our client base is not the same as that of our major competitors. Our businesses may have a higher or lower percentage of clients in certain industries or markets than some or all of our competitors. Therefore, unfavorable industry developments or market conditions affecting certain industries or markets have resulted in the past and may result in the future in our businesses underperforming relative to similar businesses of a competitor if our businesses have a higher concentration of clients in such industries or markets. For example, our market-making businesses have a higher percentage of clients with actively managed assets than some of our competitors and such clients have in the past been and may in the future be disproportionately affected by low volatility.
Correspondingly, favorable or simply less adverse developments or market conditions involving industries or markets in a business where we have a lower concentration of clients in such industry or market have also resulted in the past and may result in the future in our underperforming relative to a similar business of a competitor that has a higher concentration of clients in such industry or market. For example, we have a smaller corporate client base in our market-making businesses than some of our peers and therefore those competitors may benefit more from increased activity by corporate clients. Similarly, we have not historically engaged in retail equities intermediation to the same extent as other financial institutions, which has in the past affected and could in the future adversely affect our market share in equities execution.
The financial services industry is highly competitive.
The financial services industry and all of our businesses are intensely competitive, and we expect them to remain so. We compete on the basis of a number of factors, including transaction execution, our products and services, innovation, reputation, creditworthiness and price. There has been substantial consolidation and convergence among companies in the financial services industry. This has hastened the globalization of the securities and other financial services markets. As a result, we have had to commit capital to support our international operations and to execute large global transactions. As we have expanded into new business areas and new geographic regions, we have faced competitors with more experience and more established relationships with clients, regulators and industry participants in the relevant market, which could adversely affect our ability to expand our businesses.

48	Goldman Sachs 2022 Form 10-K

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
Pricing and other competitive pressures in our businesses have continued to increase, particularly in situations where some of our competitors may seek to increase market share by reducing prices. For example, in connection with investment banking and other assignments, in response to competitive pressure we have experienced, we have extended and priced credit at levels that in some cases have not fully compensated us for the risks we undertook.
The financial services industry is highly interrelated in that a significant volume of transactions occur among a limited number of members of that industry. Many transactions are syndicated to other financial institutions, and financial institutions are often counterparties in transactions. This has led to claims by other market participants and regulators that such institutions have colluded in order to manipulate markets or market prices, including allegations that antitrust laws have been violated. While we have extensive procedures and controls that are designed to identify and prevent such activities, they may not be effective. Allegations of such activities, particularly by regulators, can have a negative reputational impact and can subject us to large fines and settlements, and potentially significant penalties, including treble damages.
The growth of electronic trading and the introduction of new products and technologies, including trading and distributed ledger technologies, including cryptocurrencies, has increased competition.
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
In addition, the emergence, adoption and evolution of new technologies, including distributed ledgers, such as digital assets and blockchain, have required us to invest resources to adapt our existing products and services, and we expect to continue to make such investments, which could be material. The adoption and evolution of such new technologies may also increase our compliance and regulatory costs. Further, technologies, such as those based on distributed ledgers, that do not require intermediation could also significantly disrupt payments processing and other financial services. Regulatory limitations on our involvement in products and platforms involving digital assets and distributed ledger technologies may not apply equally or in some cases at all to certain of our competitors. We may not be as timely or successful in developing or integrating, or even able to develop or integrate, new products and technologies, such as those built on distributed ledgers, into our existing products and services, adapting to changes in consumer preferences or achieving market acceptance of our products and services, any of which could affect our ability to attract or retain clients, cause us to lose market share or result in service disruptions and in turn reduce our revenues or otherwise adversely affect us.
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

Goldman Sachs 2022 Form 10-K	49

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Competition from within the financial services industry and from businesses outside the financial services industry, including the technology industry, for qualified employees has often been intense. We have experienced increased competition in hiring and retaining employees to address the demands of our expanding consumer-oriented businesses and our technology initiatives. This is also the case in emerging and growth markets, where we are often competing for qualified employees with entities that have a significantly greater presence or more extensive experience in the region.
Laws or regulations in jurisdictions in which our operations are located that affect taxes on our employees’ income or the amount or composition of compensation, or that require us to disclose our or our competitors’ compensation practices, may also adversely affect our ability to hire and retain qualified employees in those jurisdictions.
As described further in “Business — Regulation —Compensation Practices” in Part I, Item 1 of this Form 10-K, our compensation practices are subject to review by, and the standards of, the FRB. As a large global financial and banking institution, we are subject to limitations on compensation practices (which may or may not affect the companies with which we compete for talent) by the FRB, the PRA, the FCA, the FDIC and other regulators worldwide. These limitations have shaped our compensation practices, which has, in some cases, adversely affected our ability to attract and retain talented employees, in particular in relation to companies not subject to these limitations, and future legislation or regulation may have similar adverse effects.
Our operating expenses and efficiency ratio depend, in part, on our overall headcount and the proportion of our employees located in strategic locations. Our future human capital resource requirements and the benefits provided by strategic locations are uncertain, and we may not realize the benefits we anticipate.

Market Developments and General Business Environment
Our businesses, financial condition, liquidity and results of operations have been and may in the future be adversely affected by unforeseen or catastrophic events, including pandemics, terrorist attacks, extreme weather events or other natural disasters.
The occurrence of unforeseen or catastrophic events, including pandemics, such as COVID-19, or other widespread health emergencies (or concerns over the possibility of such an emergency), terrorist attacks, extreme weather events, solar events or other natural disasters, could adversely affect our business, financial condition, liquidity and results of operations. These events could have such effects through economic or financial market disruptions or challenging economic or market conditions more generally, the deterioration of our creditworthiness or that of our counterparties, changes in consumer sentiment and consumer borrowing, spending and savings patterns, liquidity stress, or operational difficulties (such as travel limitations and limitations on occupancy in our offices) that impair our ability to manage our businesses.
The COVID-19 pandemic created economic and financial disruptions that have in the past adversely affected and may in the future adversely affect our business, financial condition, liquidity and results of operations. The extent to which the COVID-19 pandemic will negatively affect our businesses, financial condition, liquidity and results of operations will depend on, among other things, future developments, including any resurgence of COVID-19 cases, the emergence of new variants of COVID-19 and the effectiveness of vaccines and treatments over the long term and against new variants, which are highly uncertain and cannot be predicted.
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

50	Goldman Sachs 2022 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

We are also exposed to risks resulting from changes in public policy, laws and regulations, or market and public perceptions and preferences in connection with the transition to a less carbon-dependent economy. These changes could adversely affect our business, results of operations and reputation. For example, our reputation and client relationships may be damaged as a result of our or our clients’ involvement in, or decision not to participate in, certain industries or projects associated with causing or exacerbating climate change, as well as any decisions we make to continue to conduct or change our activities in response to considerations relating to climate change. If we are unable to achieve our objectives relating to climate change or our response to climate change is perceived to be ineffective, insufficient or otherwise inappropriate, our business, reputation and efforts to recruit and retain employees may suffer.
New regulations or guidance relating to climate change, as well as the perspectives of government officials, regulators, shareholders, employees and other stakeholders regarding climate change, may affect whether and on what terms and conditions we engage in certain activities or offer certain products. Federal and state, and non-U.S. banking regulators and supervisory authorities, shareholders and other stakeholders have increasingly viewed financial institutions as playing an important role in helping to address risks related to climate change, both directly and with respect to their clients, which may result in financial institutions coming under increased requirements and expectations regarding the disclosure and management of their climate risks and related lending, investment and advisory activities. The FRB has announced that we are among the six U.S. financial institutions participating in a pilot climate scenario analysis exercise in 2023, and we also are subject to new or heightened regulatory requirements relating to climate change, such as requirements relating to operational resiliency or stress testing for various climate stress scenarios. Any such new or heightened requirements could result in increased regulatory, compliance or other costs or higher capital requirements. The risks associated with, and the perspective of regulators, shareholders, employees and other stakeholders regarding, climate change are continuing to evolve rapidly, which can make it difficult to assess the ultimate impact on us of climate change-related risks and uncertainties, and we expect that climate change-related risks will increase over time.

Our business, financial condition, liquidity and results of operations may be adversely affected by disruptions in the global economy caused by Russia’s invasion of Ukraine and related sanctions and other developments.
The war between Russia and Ukraine has negatively affected the global economy. Governments around the world have responded to Russia’s invasion by imposing economic sanctions and export controls on certain industry sectors, including price caps on Russian oil, and parties in Russia. Compliance with economic sanctions and restrictions imposed by governments has increased our costs and otherwise adversely affected our business and may continue to do so. Russia has responded with its own restrictions against investors and countries outside Russia and has proposed additional measures aimed at non-Russia owned businesses. Businesses in the U.S. and globally have experienced shortages in materials and increased costs for transportation, energy, and raw materials due in part to the negative effects of the war on the global economy. The escalation or continuation of the war between Russia and Ukraine or other hostilities could result in, among other things, further increased risk of cyber attacks, an increased frequency and volume of failures to settle securities transactions, supply chain disruptions, higher inflation, lower consumer demand and increased volatility in commodity, currency and other financial markets.
The extent and duration of the war, sanctions and resulting market disruptions are impossible to predict, and the consequences for our business could be significant. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management — Credit Risk Management — Selected Exposures — Country Exposures” for further information about our credit exposure to Russia and Ukraine.

Goldman Sachs 2022 Form 10-K	51

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Certain of our businesses, our funding instruments and financial products may be adversely affected by changes in or the discontinuance of Interbank Offered Rates (IBORs), in particular USD LIBOR.
On January 1, 2022, the publication of all EUR, CHF, JPY and GBP LIBOR (non-USD LIBOR) settings along with certain USD LIBOR settings ceased. The publication of the most commonly used USD LIBOR settings as representative rates will cease after June 2023. The FCA proposed that certain of those USD LIBOR settings continue to be published on a synthetic basis through September 2024. The FCA has allowed the publication and use of synthetic rates for certain GBP LIBOR settings in legacy GBP LIBOR-based derivative contracts through March 2024.
The International Swaps and Derivatives Association (ISDA) 2020 IBOR Fallbacks Protocol (IBOR Protocol) has provided derivatives market participants with amended fallbacks for legacy and new derivative contracts to mitigate legal or economic uncertainty. Both counterparties have to adhere to the IBOR Protocol or engage in bilateral amendments for the terms to be effective for derivative contracts. ISDA has confirmed that the FCA’s formal announcement to cease both non-USD and USD LIBOR settings fixed the spread adjustment for all LIBOR rates and as a result fallbacks applied automatically for non-USD LIBOR settings following December 31, 2021 and will apply automatically for USD LIBOR settings following June 30, 2023. The Adjustable Interest Rate (LIBOR) Act (LIBOR Act), that was enacted in March 2022, provides a statutory framework to replace USD LIBOR with a benchmark rate based on the Secured Overnight Financing Rate (SOFR) for contracts governed by U.S. law that have no fallbacks or fallbacks that would require the use of a poll or LIBOR-based rate. In December 2022, the FRB adopted a final rule that implements the LIBOR Act, which will become effective on February 27, 2023. The final rule identifies different SOFR-based replacement rates for derivative contracts, for cash instruments such as floating-rate notes and preferred stock, for consumer contracts, for certain government-sponsored enterprise contracts and for certain student loan securitizations that lack a fallback to an alternative rate when USD LIBOR ceases to be published on June 30, 2023. As the transition from LIBOR is ongoing, there continues to be uncertainty as to the ultimate effect of the transition on the financial markets for LIBOR-linked financial instruments. Similar developments have occurred with respect to other IBORs.

The language in our contracts and financial instruments that define IBORs, in particular LIBOR, have developed over time and have various events that trigger when a successor rate to the designated rate would be selected. Once a trigger is satisfied, contracts and financial instruments often give the calculation agent (which may be us) discretion over the successor rate or benchmark to be selected. Although the LIBOR Act includes safe harbors if the FRB-identified SOFR-based replacement rate is selected, these safe harbors are untested. As a result, and despite the enactment of the LIBOR Act, for the most commonly used USD LIBOR settings, the selection of a successor rate could result in client disputes and litigation surrounding the proper interpretation of our IBOR-based contracts and financial instruments. Discretionary actions taken in connection with the implementation of fallback provisions could also result in client disputes and litigation particularly for derivatives and other synthetic instruments.
Changes in, the discontinuation of, or changes in market acceptance of any IBOR, particularly USD LIBOR, as a reference rate may adversely affect certain of our businesses, our funding instruments and financial products.
Certain of our businesses and our funding instruments may be adversely affected by changes in other reference rates, currencies, indexes, baskets or ETFs to which products we offer or funding that we raise are linked.
Many of the products that we own or that we offer, such as structured notes, warrants, swaps or security-based swaps, pay interest or determine the principal amount to be paid at maturity or in the event of default by reference to rates or by reference to an index, currency, basket, ETF or other financial metric (the underlier). In the event that the composition of the underlier is significantly changed, by reference to rules governing such underlier or otherwise, the underlier ceases to exist (for example, in the event that a country withdraws from the Euro or links its currency to or delinks its currency from another currency or benchmark, an index or ETF sponsor materially alters the composition of an index or ETF, or stocks in a basket are delisted or become impermissible to be included in the index or ETF), the underlier ceases to be recognized as an acceptable market benchmark or there are legal or regulatory constraints on linking a financial instrument to the underlier, we may experience adverse effects.

52	Goldman Sachs 2022 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Our business, financial condition, liquidity and results of operations may be adversely affected by disruptions in the global economy caused by escalating tensions between the U.S. and China.
Continued or escalating tensions between the U.S. and China have resulted in and may result in additional changes to U.S. international trade and investment policies, which could disrupt international trade and investment, adversely affect financial markets, including market activity levels, and adversely impact our revenues. Continued or escalating tensions may also lead to the U.S., China or other countries taking other actions, which could include the implementation of sanctions, tariffs or foreign exchange measures, the large-scale sale of U.S. Treasury securities or restrictions on cross-border trade, investment or transfer of information or technology. Any such developments could adversely affect our or our clients’ businesses, as well as our financial condition, liquidity and results of operations, possibly materially.
A conflict, or concerns about a potential conflict, involving China and Taiwan, the U.S. or other countries could negatively impact financial markets and our or our clients’ businesses. Trade restrictions by the U.S. or other countries in response to a conflict or potential conflict involving China, including financial and economic sanctions and export controls against certain organizations or individuals, or actions taken by China in response to trade restrictions, could negatively impact our or our clients’ ability to conduct business in certain countries or with certain counterparties and could negatively impact regional and global financial markets and economic conditions. Any of the foregoing could adversely affect our business, financial condition, liquidity and results of operations, possibly materially.
We face enhanced risks as new business initiatives and acquisitions lead us to engage in new activities, operate in new locations, transact with a broader array of clients and counterparties and expose us to new asset classes and new markets.
A number of our recent and planned business initiatives and expansions of existing businesses, including through acquisitions and partnership arrangements, could continue to bring us into contact, directly or indirectly, with individuals and entities that are not within our traditional client and counterparty base, expose us to new asset classes and new markets, and present us with integration challenges. For example, we continue to transact business and invest in new regions, including a wide range of emerging and growth markets, and we expect this trend to continue. Various emerging and growth market countries have experienced severe economic and financial disruptions, including significant devaluations of their currencies, defaults or threatened defaults on sovereign debt, capital and currency exchange controls, and low or negative growth rates in their economies. The possible effects of any of these conditions include an adverse impact on our businesses and increased volatility in financial markets generally.
Furthermore, in a number of our businesses, including where we make markets, invest and lend, we own interests in, or otherwise become affiliated with the ownership and operation of, public services, such as airports, toll roads and shipping ports, as well as physical commodities and commodities infrastructure components, both within and outside the U.S.
We have increased our consumer-oriented deposit-taking and lending activities. For example, we now issue credit cards to consumers and through our acquisition of GreenSky, Inc. (GreenSky), we expanded our offering of point-of-sale financing. To the extent we engage in those and other consumer-oriented activities, we have faced, and would continue to face, additional compliance, legal and regulatory risk, increased reputational risk and increased operational risk due to, among other things, higher transaction volumes and significantly increased retention and transmission of consumer and client information. Acquisitions and new products can also expose us to new or different types of risks. For example, providing point-of-sale financing through GreenSky also subjects us to risks relating to retaining and attracting merchants and servicing loans for other banks, as well as potential liability for remediation costs if merchants fail to fulfill their obligations to consumers. We are also subject to additional legal requirements, including with respect to suitability and consumer protection (for example, Regulation Best Interest, fair lending laws and regulations and privacy laws and regulations). Further, identity fraud may increase and credit reporting practices may change in a manner that makes it more difficult for financial institutions, such as us, to evaluate the creditworthiness of consumers.

Goldman Sachs 2022 Form 10-K	53

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

In recent years, we have invested, and may continue to invest, more in businesses that we expect will generate a higher level of more consistent revenues. In order to develop and be able to offer consumer financial products that compete effectively, we have made and may continue to make significant investments in technology and human capital resources in connection with our consumer-oriented activities. Such investments and acquisitions may not be successful or have returns similar to our other businesses.
We may not be able to fully realize the expected benefits or synergies from acquisitions or other business initiatives in the time frames we expect, or at all.
We have engaged in selective acquisitions and may continue to do so in the future and these acquisitions may, individually or in the aggregate, be material to us. Any future acquisitions could involve the issuance of common stock and/or the payment of cash as consideration. The success of our acquisitions will depend, in part, on our ability to integrate the acquired businesses and realize anticipated synergies, cost savings and growth opportunities. We may face numerous risks and uncertainties in combining and integrating the relevant businesses and systems, including the need to combine or separate accounting and data processing systems and management controls and to integrate relationships with clients, counterparties, regulators and others in connection with acquisitions. Integration of acquired businesses is time-consuming and could disrupt our ongoing businesses, produce unforeseen regulatory or operating difficulties, cause us to incur incremental expenses or require incremental financial, management and other resources. It is also possible that an acquisition, once announced, may not close due to the failure to satisfy applicable closing conditions, such as the receipt of necessary shareholder or regulatory approvals.
There is no assurance that any of our acquisitions will be successfully integrated or yield all of the expected benefits and synergies in the time frames that we expect, or at all. If we are not able to integrate our acquisitions successfully, our results of operations, financial condition and cash flows could be adversely affected.
There is no assurance that the reorganization of our business segments will yield all of the expected benefits in the time frames that we expect, or at all.

54	Goldman Sachs 2022 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Item 1B. Unresolved Staff Comments
There are no material unresolved written comments that were received from the SEC staff 180 days or more before the end of our fiscal year relating to our periodic or current reports under the Exchange Act.
Item 2. Properties
In the U.S. and elsewhere in the Americas, we have offices consisting of approximately 6.7 million square feet of leased and owned space. Our principal executive offices are located at 200 West Street, New York, New York and consist of approximately 2.1 million square feet. The building is located on a parcel leased from Battery Park City Authority pursuant to a ground lease. Under the lease, Battery Park City Authority holds title to all improvements, including the office building, subject to our right of exclusive possession and use until June 2069, the expiration date of the lease. Under the terms of the ground lease, we made a lump sum ground rent payment in June 2007 of $161 million for rent through the term of the lease.
In Europe, the Middle East and Africa, we have offices consisting of approximately 1.8 million square feet of leased and owned space. Our European headquarters is located in London at Plumtree Court, consisting of approximately 826,000 square feet under a lease which can be terminated in 2039.
In Asia, Australia and New Zealand, we have offices consisting of approximately 2.8 million square feet, including our offices in India, and regional headquarters in Tokyo and Hong Kong. In India, we have offices with approximately 1.7 million square feet, the majority of which have leases that will expire in 2028.
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
Item 4. Mine Safety Disclosures
Not applicable.

Goldman Sachs 2022 Form 10-K	55

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The principal market on which our common stock is traded is the NYSE under the symbol “GS.” Information relating to the performance of our common stock from December 31, 2017 through December 31, 2022 is set forth in “Supplemental Financial Information – Common Stock Performance” in Part II, Item 8 of this Form 10-K. As of February 10, 2023, there were 5,750 holders of record of our common stock.
The table below presents purchases made by or on behalf of Group Inc. or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our common stock during the fourth quarter of 2022.

	Total Shares Purchased	Average Price Paid Per Share	Total Shares Purchased as Part of a Publicly Announced Program	Maximum Shares That May Yet Be Purchased Under the Program
October	1,368,286	$328.88	1,368,286	27,092,986
November	2,816,047	$372.86	2,816,047	24,276,939
December	—	—	—	24,276,939
Total	4,184,333		4,184,333

Since March 2000, our Board had approved a repurchase program authorizing repurchases of up to 605 million shares of our common stock. In February 2023, our Board approved a new share repurchase program authorizing repurchases of up to $30 billion (in aggregate value and inclusive of shares repurchased in 2023) of our common stock. This program replaces our existing share repurchase program. The repurchase program is effected primarily through regular open-market purchases (which may include repurchase plans designed to comply with Rule 10b5-1 and accelerated share repurchases), the amounts and timing of which are determined primarily by our current and projected capital position, but which may also be influenced by general market conditions and the prevailing price and trading volumes of our common stock. The repurchase program has no set expiration or termination date.
Information relating to compensation plans under which our equity securities are authorized for issuance is presented in Part III, Item 12 of this Form 10-K.

56	Goldman Sachs 2022 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Introduction
The Goldman Sachs Group, Inc. (Group Inc. or parent company), a Delaware corporation, together with its consolidated subsidiaries, is a leading global financial institution that delivers a broad range of financial services to a large and diversified client base that includes corporations, financial institutions, governments and individuals. Founded in 1869, we are headquartered in New York and maintain offices in all major financial centers around the world. We manage and report our activities in three business segments: Global Banking & Markets, Asset & Wealth Management and Platform Solutions. See “Results of Operations” for further information about our business segments.
When we use the terms “we,” “us” and “our,” we mean Group Inc. and its consolidated subsidiaries. When we use the term “our subsidiaries,” we mean the consolidated subsidiaries of Group Inc. References to “this Form 10-K” are to our Annual Report on Form 10-K for the year ended December 31, 2022. All references to “the consolidated financial statements” or “Supplemental Financial Information” are to Part II, Item 8 of this Form 10-K. All references to 2022, 2021 and 2020 refer to our years ended, or the dates, as the context requires, December 31, 2022, December 31, 2021 and December 31, 2020, respectively. Any reference to a future year refers to a year ending on December 31 of that year.
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

Goldman Sachs 2022 Form 10-K	57

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
These statements may relate to, among other things, (i) our future plans and results, including our target ROE, ROTE, efficiency ratio, Common Equity Tier 1 (CET1) capital ratio and firmwide assets under supervision (AUS) inflows, and how they can be achieved, (ii) trends in or growth opportunities for our businesses, including the timing, costs, profitability, benefits and other aspects of business and strategic initiatives and their impact on our efficiency ratio, (iii) our level of future compensation expense, including as a percentage of both operating expenses and revenues, net of provision for credit losses, (iv) our Investment banking fees backlog and future results, (v) our expected interest income and interest expense, (vi) our expense savings and strategic locations initiatives, (vii) expenses we may incur, including future litigation expense and expenses from investing in our platform solutions business, (viii) the projected growth of our deposits and other funding, asset liability management and funding strategies and related interest expense savings, (ix) our business initiatives, including transaction banking and new products in our consumer platforms business, (x) our planned 2023 benchmark debt issuances, (xi) the amount, composition and location of global core liquid assets (GCLA) we expect to hold, (xii) our credit exposures, (xiii) our expected provisions for credit losses, (xiv) the adequacy of our allowance for credit losses, (xv) the projected growth of our platform solutions business, (xvi) the objectives and effectiveness of our business continuity planning (BCP), information security program, risk management and liquidity policies, (xvii) our resolution plan and strategy and their implications for stakeholders, (xviii) the design and effectiveness of our resolution capital and liquidity models and triggers and alerts framework, (xix) the results of stress tests, the effect of changes to regulations, and our future status, activities or reporting under banking and financial regulation, (xx) our expected tax rate, (xxi) the future state of our liquidity and regulatory capital ratios, and our prospective capital distributions (including dividends and repurchases), (xxii) our expected SCB and global systemically important bank (G-SIB) surcharge, (xxiii) legal proceedings, governmental investigations or other contingencies, (xxiv) the asset recovery guarantee and our remediation activities related to our 1Malaysia Development Berhad (1MDB) settlements, (xxv) the replacement of IBORs and our transition to alternative risk-free reference rates, (xxvi) the impact of the coronavirus (COVID-19) pandemic on our business, results, financial position and liquidity, (xxvii) the effectiveness of our management of our human capital, including our diversity goals, (xxviii) our sustainability and carbon neutrality targets and goals, (xxix) future inflation and (xxx) the impact of Russia’s invasion of Ukraine and related sanctions and other developments on our business, results and financial position.

Executive Overview
We generated net earnings of $11.26 billion for 2022, compared with $21.64 billion for 2021. Diluted earnings per common share (EPS) was $30.06 for 2022, compared with $59.45 for 2021. Return on average common shareholders’ equity (ROE) was 10.2% for 2022, compared with 23.0% for 2021. Book value per common share was $303.55 as of December 2022, 6.7% higher compared with December 2021.
Net revenues were $47.37 billion for 2022, 20% lower than a strong 2021, reflecting significantly lower net revenues in Asset & Wealth Management and lower net revenues in Global Banking & Markets, partially offset by significantly higher net revenues in Platform Solutions. Net revenues in Asset & Wealth Management primarily reflected significantly lower net revenues in Equity investments and Debt investments. Net revenues in Global Banking & Markets primarily reflected significantly lower Investment banking fees compared with a strong prior year, partially offset by significantly higher net revenues in Fixed Income, Currency, and Commodities (FICC). Net revenues in Platform Solutions were significantly higher, primarily reflecting significantly higher net revenues in Consumer platforms.
Provision for credit losses was $2.72 billion for 2022, compared with $357 million for 2021. Provisions for 2022 primarily reflected growth in the credit card portfolio, the impact of macroeconomic and geopolitical concerns and net charge-offs. Provisions for 2021 reflected growth in the credit card and wholesale portfolios, largely offset by reserve reductions as the broader economic environment continued to improve following the initial impact of the COVID-19 pandemic.
Operating expenses were $31.16 billion for 2022, 2% lower than 2021, primarily due to lower compensation and benefits expenses (reflecting a decline in operating performance compared with a strong prior year). This decrease was partially offset by higher non-compensation expenses, reflecting the inclusion of NN Investment Partners (NNIP) and GreenSky, Inc. (GreenSky) and increases in transaction based expenses and technology expenses. Our efficiency ratio (total operating expenses divided by total net revenues) was 65.8% for 2022, compared with 53.8% for 2021.
During 2022, we returned a total of $6.70 billion to shareholders, including common stock repurchases of $3.50 billion and common stock dividends of $3.20 billion. As of December 2022, our CET1 capital ratio was 15.1% under the Standardized Capital Rules and 14.4% under the Advanced Capital Rules. See Note 20 to the consolidated financial statements for further information about our capital ratios.

58	Goldman Sachs 2022 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
Business Environment
In 2022, the global economy was impacted by persistent broad macroeconomic and geopolitical concerns, including Russia’s invasion of Ukraine and the ongoing war, and inflationary and labor market pressures. Governments around the world responded to Russia’s invasion of Ukraine by imposing economic sanctions, and global central banks sought to address inflation by increasing policy interest rates several times over the course of the year. These factors contributed to increased market volatility during the year, as well as a decrease in global equity and bond prices and wider corporate credit spreads compared with the end of 2021.
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
Instruments classified in level 3 of the fair value hierarchy are those which require one or more significant inputs that are not observable. Level 3 financial assets represented 1.8% as of December 2022 and 1.6% as of December 2021 of our total assets. See Notes 4 and 5 to the consolidated financial statements for further information about level 3 financial assets, including changes in level 3 financial assets and related fair value measurements. Absent evidence to the contrary, instruments classified in level 3 of the fair value hierarchy are initially valued at transaction price, which is considered to be the best initial estimate of fair value. Subsequent to the transaction date, we use other methodologies to determine fair value, which vary based on the type of instrument. Estimating the fair value of level 3 financial instruments requires judgments to be made. These judgments include:
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

Goldman Sachs 2022 Form 10-K	59

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
•External Price Comparison. Valuations and prices are compared to pricing data obtained from third parties (e.g., brokers or dealers, S&P Global Services, Bloomberg, ICE Data Services, Pricing Direct, TRACE). Data obtained from various sources is compared to ensure consistency and validity. When broker or dealer quotations or third-party pricing vendors are used for valuation or price verification, greater priority is generally given to executable quotations.
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

60	Goldman Sachs 2022 Form 10-K

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
To estimate the potential impact of an adverse macroeconomic environment on our allowance for credit losses, we, among other things, compared the expected credit losses under the weighted average forecast used in the calculation of allowance for credit losses as of December 2022 (which was weighted towards the baseline and adverse economic scenarios) to the expected credit losses under a 100% weighted adverse economic scenario. The adverse economic scenario of the forecast model reflects a global recession in 2023 and a more aggressive tightening of monetary policy by central banks, resulting in an economic contraction and rising unemployment rates. A 100% weighting to the adverse economic scenario would have resulted in an approximate $1.0 billion increase in our allowance for credit losses as of December 2022. This hypothetical increase does not take into consideration any potential adjustments to qualitative reserves. The forecasts of macroeconomic conditions are inherently uncertain and do not take into account any other offsetting or correlated effects. The actual credit loss in an adverse macroeconomic environment may differ significantly from this estimate. See Note 9 to the consolidated financial statements for further information about the allowance for credit losses.

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
Goodwill is assessed for impairment annually in the fourth quarter or more frequently if events occur or circumstances change that indicate an impairment may exist. When assessing goodwill for impairment, first, a qualitative assessment can be made to determine whether it is more likely than not that the estimated fair value of a reporting unit is less than its carrying value. If the results of the qualitative assessment are not conclusive, a quantitative goodwill test is performed. Alternatively, a quantitative goodwill test can be performed without performing a qualitative assessment. Estimating the fair value of our reporting units requires judgment. Critical inputs to the fair value estimates include projected earnings and allocated equity. There is inherent uncertainty in the projected earnings. The carrying value of each reporting unit reflects an allocation of total shareholders’ equity and represents the estimated amount of total shareholders’ equity required to support the activities of the reporting unit under currently applicable regulatory capital requirements. The estimated fair value of our Consumer platforms reporting unit, which represents approximately 7.5% of our goodwill, was not substantially in excess of its carrying value. This reporting unit has been adversely impacted by the recent operating environment generally characterized by broad macroeconomic concerns. We will continue to closely monitor it to determine whether an impairment is required in the future. As of December 2022, the goodwill related to the Consumer platforms reporting unit was $482 million. See Note 12 to the consolidated financial statements for further information about goodwill. If we experience a prolonged or severe period of weakness in the business environment, financial markets, the performance of one or more of our reporting units or our common stock price, or additional increases in capital requirements, our goodwill could be impaired in the future.
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

Goldman Sachs 2022 Form 10-K	61

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
In accounting for income taxes, we recognize tax positions in the financial statements only when it is more likely than not that the position will be sustained on examination by the relevant taxing authority based on the technical merits of the position. As of December 2022, our net liability for unrecognized tax benefits was $1.22 billion. We use estimates to recognize current and deferred income taxes in the U.S. federal, state and local and non-U.S. jurisdictions in which we operate. The income tax laws in these jurisdictions are complex and can be subject to different interpretations between taxpayers and taxing authorities. Disputes may arise over these interpretations and can be settled by audit, administrative appeals or judicial proceedings. Our interpretations are reevaluated quarterly based on guidance currently available, tax examination experience and the opinions of legal counsel, among other factors. We recognize deferred taxes based on the amount that will more likely than not be realized in the future based on enacted income tax laws. As of December 2022, we had $8.93 billion of deferred tax assets with a related valuation allowance of $1.57 billion. Our estimate for deferred taxes includes estimates for future taxable earnings, including the level and character of those earnings, and various tax planning strategies. See Note 24 to the consolidated financial statements for further information about income taxes.

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
Financial Overview
The table below presents an overview of our financial results and selected financial ratios.

	Year Ended December
$ in millions, except per share amounts	2022	2021	2020
Net revenues	$47,365	$59,339	$44,560
Pre-tax earnings	$13,486	$27,044	$12,479
Net earnings	$11,261	$21,635	$9,459
Net earnings to common	$10,764	$21,151	$8,915
Diluted EPS	$30.06	$59.45	$24.74
ROE	10.2%	23.0%	11.1%
ROTE	11.0%	24.3%	11.8%
Net earnings to average assets	0.7%	1.6%	0.8%
Return on shareholders’ equity	9.7%	21.3%	10.3%
Average equity to average assets	7.5%	7.4%	8.2%
Dividend payout ratio	29.9%	10.9%	20.2%
In the table above:
•Net earnings to common represents net earnings applicable to common shareholders, which is calculated as net earnings less preferred stock dividends.
•ROE is calculated by dividing net earnings to common by average monthly common shareholders’ equity. Tangible common shareholders’ equity is calculated as total shareholders’ equity less preferred stock, goodwill and identifiable intangible assets.
•Return on average tangible common shareholders' equity (ROTE) is calculated by dividing net earnings to common by average monthly tangible common shareholders’ equity. We believe that tangible common shareholders’ equity is meaningful because it is a measure that we and investors use to assess capital adequacy and that ROTE is meaningful because it measures the performance of businesses consistently, whether they were acquired or developed internally. Tangible common shareholders’ equity and ROTE are non-GAAP measures and may not be comparable to similar non-GAAP measures used by other companies.

62	Goldman Sachs 2022 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
The table below presents our average equity and the reconciliation of average common shareholders’ equity to average tangible common shareholders’ equity.

	Average for the Year Ended December
$ in millions	2022	2021	2020
Total shareholders’ equity	$115,990	$101,705	$91,779
Preferred stock	(10,703)	(9,876)	(11,203)
Common shareholders’ equity	105,287	91,829	80,576
Goodwill	(5,726)	(4,327)	(4,238)
Identifiable intangible assets	(1,583)	(536)	(617)
Tangible common shareholders’ equity	$97,978	$86,966	$75,721
•Net earnings to average assets is calculated by dividing net earnings by average total assets.
•Return on shareholders’ equity is calculated by dividing net earnings by average monthly shareholders’ equity.
•Average equity to average assets is calculated by dividing average total shareholders’ equity by average total assets.
•Dividend payout ratio is calculated by dividing dividends declared per common share by diluted EPS.
Net Revenues
The table below presents our net revenues by line item.

	Year Ended December
$ in millions	2022	2021	2020
Investment banking	$7,360	$14,136	$9,100
Investment management	9,005	8,171	6,986
Commissions and fees	4,034	3,590	3,539
Market making	18,634	15,357	15,428
Other principal transactions	654	11,615	4,756
Total non-interest revenues	39,687	52,869	39,809
Interest income	29,024	12,120	13,689
Interest expense	21,346	5,650	8,938
Net interest income	7,678	6,470	4,751
Total net revenues	$47,365	$59,339	$44,560
In the table above:
•Investment banking consists of revenues (excluding net interest) from financial advisory and underwriting assignments. These activities are included in Global Banking & Markets.
•Investment management consists of revenues (excluding net interest) from providing asset management and wealth advisory services across all major asset classes to a diverse set of clients. These activities are included in Asset & Wealth Management.
•Commissions and fees consists of revenues from executing and clearing client transactions on major stock, options and futures exchanges worldwide, as well as over-the-counter (OTC) transactions. Substantially all of these activities are included in Global Banking & Markets.
•Market making consists of revenues (excluding net interest) from client execution activities related to making markets in interest rate products, credit products, mortgages, currencies, commodities and equity products. These activities are included in Global Banking & Markets.
•Other principal transactions consists of revenues (excluding net interest) from our equity investing activities, including revenues related to our consolidated investments (included in Asset & Wealth Management), and debt investing and lending activities (included across our three segments).
Operating Environment. During 2022, the operating environment was characterized by broad macroeconomic and geopolitical concerns and market volatility, which contributed to a decrease in global equity and bond prices and wider corporate credit spreads compared with the end of 2021. These factors contributed to solid market-making activity levels and a decline in industry-wide investment banking activity, particularly for underwriting. In the U.S., the rate of unemployment remained low and consumer spending increased slightly compared with 2021.
If concerns about the economic outlook grow, including those about the continuation or escalation of geopolitical concerns, inflation and supply chain complications, and the persistence of COVID-19-related effects, it may lead to a continued decline in asset prices, or a decline in market-making activity levels, or a continued decline in investment banking activity levels, and net revenues and provision for credit losses would likely be negatively impacted. See “Segment Assets and Operating Results — Segment Operating Results” for information about the operating environment and material trends and uncertainties that may impact our results of operations.
2022 versus 2021
Net revenues in the consolidated statements of earnings were $47.37 billion for 2022, 20% lower than a strong 2021, primarily reflecting significantly lower other principal transactions revenues and investment banking revenues, partially offset by significantly higher market making revenues.
Non-Interest Revenues. Investment banking revenues in the consolidated statements of earnings were $7.36 billion for 2022, 48% lower than a strong 2021, due to significantly lower revenues in both equity and debt underwriting, reflecting a significant decline in industry-wide volumes, and lower revenues in advisory, reflecting a decline in industry-wide completed mergers and acquisitions transactions from elevated activity levels in the prior year.

Goldman Sachs 2022 Form 10-K	63

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
Investment management revenues in the consolidated statements of earnings were $9.01 billion for 2022, 10% higher than 2021, due to higher management and other fees, reflecting the inclusion of NNIP and a reduction in fee waivers on money market funds.
Commissions and fees in the consolidated statements of earnings were $4.03 billion for 2022, 12% higher than 2021, primarily due to higher commissions and fees in Equities, reflecting generally higher volumes.
Market making revenues in the consolidated statements of earnings were $18.63 billion for 2022, 21% higher than 2021, primarily reflecting significantly higher revenues in interest rate products, currencies and commodities, partially offset by lower revenues in equity products.
Other principal transactions revenues in the consolidated statements of earnings were $654 million for 2022, compared with $11.62 billion for 2021, primarily reflecting significantly lower net gains from investments in private equities, significant mark-to-market net losses from investments in public equities and net mark-downs in debt investments compared with net mark-ups in 2021.
Net Interest Income. Net interest income in the consolidated statements of earnings was $7.68 billion for 2022, 19% higher than 2021, reflecting an increase in interest income primarily related to collateralized agreements, other interest-earning assets and deposits with banks, each reflecting the impact of higher average interest rates, and loans, reflecting the impact of higher average balances and higher average interest rates. The increase in interest income was partially offset by an increase in interest expense primarily related to other interest-bearing liabilities, collateralized financings, and borrowings, each reflecting the impact of higher average interest rates, and deposits, reflecting the impact of higher average interest rates and higher average balances. See “Statistical Disclosures – Distribution of Assets, Liabilities and Shareholders’ Equity” for further information about our sources of net interest income.
2021 versus 2020
Net revenues in the consolidated statements of earnings were $59.34 billion for 2021, 33% higher than 2020, reflecting significantly higher other principal transactions revenues, investment banking revenues and net interest income, and higher investment management revenues.
Non-Interest Revenues. Investment banking revenues in the consolidated statements of earnings were $14.14 billion for 2021, 55% higher than 2020, due to significantly higher revenues in advisory, reflecting a significant increase in completed mergers and acquisitions volumes, in equity underwriting, primarily driven by strong industry-wide initial public offerings activity, and in debt underwriting, primarily reflecting elevated industry-wide leveraged finance activity.

Investment management revenues in the consolidated statements of earnings were $8.17 billion for 2021, 17% higher than 2020, primarily due to higher management and other fees, reflecting the impact of higher average assets under supervision, partially offset by higher fee waivers on money market funds. In addition, incentive fees were significantly higher, primarily driven by harvesting.
Commissions and fees in the consolidated statements of earnings were $3.59 billion for 2021, essentially unchanged compared with 2020.
Market making revenues in the consolidated statements of earnings were $15.36 billion for 2021, essentially unchanged compared with 2020, as significantly lower revenues in interest rate products and credit products were largely offset by significantly higher revenues in equity products (primarily in derivatives) and commodities, and improved results in mortgages.
Other principal transactions revenues in the consolidated statements of earnings were $11.62 billion for 2021, compared with $4.76 billion for 2020, primarily reflecting significantly higher net gains from investments in private equities and in debt instruments, partially offset by net losses from investments in public equities compared with significant net gains in 2020.
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
The table below presents our provision for credit losses.

	Year Ended December
$ in millions	2022	2021	2020
Provision for credit losses	$2,715	$357	$3,098

64	Goldman Sachs 2022 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
2022 versus 2021. Provision for credit losses in the consolidated statements of earnings was $2.72 billion for 2022, compared with $357 million for 2021. Provisions for 2022 primarily reflected growth in the credit card portfolio, the impact of macroeconomic and geopolitical concerns and net charge-offs. Provisions for 2021 reflected portfolio growth in the credit card and wholesale portfolios, largely offset by reserve reductions as the broader economic environment continued to improve following the initial impact of the COVID-19 pandemic.
2021 versus 2020. Provision for credit losses in the consolidated statements of earnings was $357 million for 2021, compared with $3.10 billion for 2020. Provisions for 2021 reflected portfolio growth (primarily in credit cards, including approximately $185 million of provisions related to the commitment to acquire the General Motors co-branded credit card portfolio), largely offset by reserve reductions on wholesale and consumer loans reflecting continued improvement in the broader economic environment. This followed challenging conditions in the prior year as a result of the COVID-19 pandemic, which contributed to significant provisions in 2020.
Operating Expenses
Our operating expenses are primarily influenced by compensation, headcount and levels of business activity. Compensation and benefits includes salaries, year-end discretionary compensation, amortization of equity awards and other items such as benefits. Discretionary compensation is significantly impacted by, among other factors, the level of net revenues, net of provision for credit losses, overall financial performance, prevailing labor markets, business mix, the structure of our share-based compensation programs and the external environment.
The table below presents our operating expenses by line item and headcount.

	Year Ended December
$ in millions	2022	2021	2020
Compensation and benefits	$15,148	$17,719	$13,309
Transaction based	5,312	4,710	4,141
Market development	812	553	401
Communications and technology	1,808	1,573	1,347
Depreciation and amortization	2,455	2,015	1,902
Occupancy	1,026	981	960
Professional fees	1,887	1,648	1,306
Other expenses	2,716	2,739	5,617
Total operating expenses	$31,164	$31,938	$28,983
Headcount at period-end	48,500	43,900	40,500

2022 versus 2021. Operating expenses in the consolidated statements of earnings were $31.16 billion for 2022, 2% lower than 2021. Our efficiency ratio was 65.8% for 2022, compared with our medium-term target efficiency ratio of approximately 60%. Our efficiency ratio was 53.8% for 2021.
The decrease in operating expenses compared with 2021 was primarily due to lower compensation and benefits expenses (reflecting a decline in operating performance compared with a strong prior year). This decrease was partially offset by higher non-compensation expenses, reflecting the inclusion of NNIP and GreenSky and increases in transaction based expenses and technology expenses. While certain expenses (e.g., compensation and benefits, occupancy and market development) were impacted by inflationary pressures, the overall impact of higher inflation was not material to our operating expenses for 2022.
Net provisions for litigation and regulatory proceedings were $576 million for 2022 compared with $534 million for 2021.
Headcount increased 10% during 2022, primarily reflecting investments in growth initiatives and the acquisitions of NNIP and GreenSky.
2021 versus 2020. Operating expenses in the consolidated statements of earnings were $31.94 billion for 2021, 10% higher than 2020. Our efficiency ratio was 53.8% for 2021, compared with 65.0% for 2020. In 2020, net provisions for litigation and regulatory proceedings increased our efficiency ratio by 7.6 percentage points.
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
Net provisions for litigation and regulatory proceedings were $534 million for 2021 compared with $3.42 billion for 2020.
Charitable contributions to Goldman Sachs Gives were approximately $250 million for 2021.
Headcount increased 8% during 2021, reflecting investments in growth initiatives and an increase in technology professionals.

Goldman Sachs 2022 Form 10-K	65

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
Provision for Taxes
The effective income tax rate for 2022 was 16.5%, down from the full year income tax rate of 20.0% for 2021, primarily due to an increase in the impact of permanent tax benefits, partially offset by changes in the geographic mix of earnings in 2022 compared with 2021.
The U.K. Finance Act 2021 increased the corporate income tax rate by six percent and the Finance Act 2022 decreased the U.K. bank surcharge tax rate by five percent effective from April 1, 2023. As a result, beginning April 1, 2023, the U.K. tax rate for our U.K. regulated broker-dealer and bank subsidiaries and branches, including Goldman Sachs International (GSI) and Goldman Sachs International Bank (GSIB), will increase by one percent and the U.K. tax rate for all other U.K. subsidiaries and branches will increase by six percent. During 2022, following Royal Assent of Finance Act 2022, certain U.K. deferred tax assets and liabilities were remeasured and a net reduction in deferred tax assets of approximately $50 million was recognized.
In August 2022, the Inflation Reduction Act of 2022 was signed into law. The Inflation Reduction Act of 2022 includes income tax incentives to encourage investments in clean energy and a new 15% corporate alternative minimum tax (CAMT). The CAMT applies to corporations with average annual profits over $1 billion and is calculated on their financial statement income, with certain adjustments, for years beginning after December 31, 2022. The legislation had no impact on our 2022 annual effective tax rate and based on our current understanding of the CAMT, is not expected to have a material impact on our 2023 annual effective tax rate.
Segment Assets and Operating Results
Segment Assets. The table below presents assets by segment.

	As of December
$ in millions	2022	2021
Global Banking & Markets	$1,169,539	$1,201,996
Asset & Wealth Management	214,970	221,150
Platform Solutions	57,290	40,842
Total	$1,441,799	$1,463,988
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
Segment Operating Results. The table below presents our segment operating results.

	Year Ended December
$ in millions	2022	2021	2020
Global Banking & Markets
Net revenues	$32,487	$36,734	$30,469
Provision for credit losses	468	(171)	1,216
Operating expenses	17,851	19,542	18,884
Pre-tax earnings	$14,168	$17,363	$10,369
Net earnings to common	$11,458	$13,535	$7,428
Average common equity	$69,951	$60,064	$54,749
Return on average common equity	16.4%	22.5%	13.6%

Asset & Wealth Management
Net revenues	$13,376	$21,965	$13,757
Provision for credit losses	519	(169)	1,395
Operating expenses	11,550	11,406	9,469
Pre-tax earnings	$1,307	$10,728	$2,893
Net earnings to common	$979	$8,459	$2,083
Average common equity	$31,762	$29,988	$24,963
Return on average common equity	3.1%	28.2%	8.3%

Platform Solutions
Net revenues	$1,502	$640	$334
Provision for credit losses	1,728	697	487
Operating expenses	1,763	990	630
Pre-tax earnings/(loss)	$(1,989)	$(1,047)	$(783)
Net earnings/(loss) to common	$(1,673)	$(843)	$(596)
Average common equity	$3,574	$1,777	$864
Return on average common equity	(46.8)%	(47.4)%	(69.0)%

Total
Net revenues	$47,365	$59,339	$44,560
Provision for credit losses	2,715	357	3,098
Operating expenses	31,164	31,938	28,983
Pre-tax earnings	$13,486	$27,044	$12,479
Net earnings to common	$10,764	$21,151	$8,915
Average common equity	$105,287	$91,829	$80,576
Return on average common equity	10.2%	23.0%	11.1%
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

66	Goldman Sachs 2022 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
Global Banking & Markets
Global Banking & Markets generates revenues from the following:
Investment banking fees. We provide advisory and underwriting services and help companies raise capital to strengthen and grow their businesses. Investment banking fees includes the following:
•Advisory. Includes strategic advisory assignments with respect to mergers and acquisitions, divestitures, corporate defense activities, restructurings and spin-offs.
•Underwriting. Includes public offerings and private placements of a wide range of securities and other financial instruments, including local and cross-border transactions and acquisition financing.
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
Credit Products. Investment-grade and high-yield corporate securities, credit derivatives, exchange-traded funds (ETFs), bank and bridge loans, municipal securities, distressed debt and trade claims.
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

•FICC financing. Includes secured lending to our clients through structured credit and asset-backed lending, including warehouse loans backed by mortgages (including residential and commercial mortgage loans), corporate loans and consumer loans (including auto loans and private student loans). We also provide financing to clients through securities purchased under agreements to resell (resale agreements).
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
•Equities financing. Includes prime brokerage and other equities financing activities, including securities lending, margin lending and swaps. We earn fees by providing clearing, settlement and custody services globally. We provide services that principally involve borrowing and lending securities to cover institutional clients’ short sales and borrowing securities to cover our short sales and to make deliveries into the market. In addition, we are an active participant in broker-to-broker securities lending and third-party agency lending activities. We provide financing to our clients for their securities trading activities through margin loans that are collateralized by securities, cash or other acceptable collateral and provide securities-based loans to individuals. In addition, we execute swap transactions to provide our clients with exposure to securities and indices.

Goldman Sachs 2022 Form 10-K	67

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
Other. We lend to corporate clients, including through relationship lending and acquisition financing. The hedges related to this lending and financing activity are also reported as part of Other. Other also includes equity and debt investing activities related to our Global Banking & Markets activities.

The table below presents our Global Banking & Markets assets.

	As of December
$ in millions	2022	2021
Cash and cash equivalents	$167,203	$178,359
Collateralized agreements	380,157	359,100
Customer and other receivables	122,037	147,958
Trading assets	272,788	351,920
Investments	103,229	56,228
Loans	107,648	94,597
Other assets	16,477	13,834
Total	$1,169,539	$1,201,996
The table below presents details about our Global Banking & Markets loans.

	As of December
$ in millions	2022	2021
Corporate	$25,776	$22,068
Real estate	33,215	34,986
Securities-based	3,857	3,017
Other collateralized	45,407	33,077
Other	561	2,311
Loans, gross	108,816	95,459
Allowance for loan losses	(1,168)	(862)
Total loans	$107,648	$94,597
Our average Global Banking & Markets gross loans were $105.11 billion for 2022 and $74.34 billion for 2021.
The table below presents our Global Banking & Markets operating results.

	Year Ended December
$ in millions	2022	2021	2020
Advisory	$4,704	$5,654	$3,064
Equity underwriting	848	4,985	3,376
Debt underwriting	1,808	3,497	2,660
Investment banking fees	7,360	14,136	9,100
FICC intermediation	11,890	8,714	10,106
FICC financing	2,786	1,897	1,347
FICC	14,676	10,611	11,453
Equities intermediation	6,662	7,707	7,069
Equities financing	4,326	4,015	2,815
Equities	10,988	11,722	9,884
Other	(537)	265	32
Net revenues	32,487	36,734	30,469
Provision for credit losses	468	(171)	1,216
Operating expenses	17,851	19,542	18,884
Pre-tax earnings	14,168	17,363	10,369
Provision for taxes	2,338	3,473	2,509
Net earnings	11,830	13,890	7,860
Preferred stock dividends	372	355	432
Net earnings to common	$11,458	$13,535	$7,428

Average common equity	$69,951	$60,064	$54,749
Return on average common equity	16.4%	22.5%	13.6%

68	Goldman Sachs 2022 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
The table below presents our FICC and Equities net revenues by line item in the consolidated statements of earnings.

$ in millions	FICC	Equities
Year Ended December 2022
Market making	$12,422	$6,212
Commissions and fees	–	3,791
Other principal transactions	377	41
Net interest income	1,877	944
Total	$14,676	$10,988
Year Ended December 2021
Market making	$7,690	$7,667
Commissions and fees	–	3,514
Other principal transactions	362	72
Net interest income	2,559	469
Total	$10,611	$11,722
Year Ended December 2020
Market making	$8,941	$6,487
Commissions and fees	–	3,339
Other principal transactions	96	9
Net interest income	2,416	49
Total	$11,453	$9,884
In the table above:
•See “Net Revenues” for information about market making revenues, commissions and fees, other principal transactions revenues and net interest income. See Note 25 to the consolidated financial statements for net interest income by segment.
•The primary driver of net revenues for FICC intermediation for all periods was client activity.

The table below presents our unaudited quarterly Global Banking & Markets operating results.

	First	Second	Third	Fourth
$ in millions	Quarter	Quarter	Quarter	Quarter
2022
Advisory	$1,127	$1,197	$972	$1,408
Equity underwriting	276	145	244	183
Debt underwriting	741	457	328	282
Investment banking fees	2,144	1,799	1,544	1,873
FICC intermediation	4,099	2,921	2,896	1,974
FICC financing	631	721	721	713
FICC	4,730	3,642	3,617	2,687
Equities intermediation	2,178	1,767	1,608	1,109
Equities financing	1,061	1,177	1,124	964
Equities	3,239	2,944	2,732	2,073
Other	(51)	(43)	(329)	(114)
Net revenues	10,062	8,342	7,564	6,519
Provision for credit losses	191	208	63	6
Operating expenses	4,973	4,431	4,224	4,223
Pre-tax earnings	$4,898	$3,703	$3,277	$2,290

2021
Advisory	$1,117	$1,257	$1,649	$1,631
Equity underwriting	1,539	1,256	1,167	1,023
Debt underwriting	877	949	724	947
Investment banking fees	3,533	3,462	3,540	3,601
FICC intermediation	3,472	1,922	2,007	1,313
FICC financing	435	395	512	555
FICC	3,907	2,317	2,519	1,868
Equities intermediation	2,620	1,795	1,949	1,343
Equities financing	1,084	887	1,207	837
Equities	3,704	2,682	3,156	2,180
Other	170	239	(85)	(59)
Net revenues	11,314	8,700	9,130	7,590
Provision for credit losses	(99)	(46)	(10)	(16)
Operating expenses	5,892	5,470	4,090	4,090
Pre-tax earnings	$5,521	$3,276	$5,050	$3,516

2020
Advisory	$780	$687	$506	$1,091
Equity underwriting	377	1,050	843	1,106
Debt underwriting	576	988	571	525
Investment banking fees	1,733	2,725	1,920	2,722
FICC intermediation	2,496	3,831	2,232	1,547
FICC financing	435	302	278	332
FICC	2,931	4,133	2,510	1,879
Equities intermediation	1,533	2,217	1,497	1,822
Equities financing	729	900	580	606
Equities	2,262	3,117	2,077	2,428
Other	351	(151)	(36)	(132)
Net revenues	7,277	9,824	6,471	6,897
Provision for credit losses	564	702	(9)	(41)
Operating expenses	4,007	7,777	3,510	3,590
Pre-tax earnings	$2,706	$1,345	$2,970	$3,348
The table below presents our financial advisory and underwriting transaction volumes.

	Year Ended December
$ in billions	2022	2021	2020
Announced mergers and acquisitions	$1,237	$1,771	$904
Completed mergers and acquisitions	$1,355	$1,588	$1,037
Equity and equity-related offerings	$33	$140	$115
Debt offerings	$222	$341	$352

Goldman Sachs 2022 Form 10-K	69

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
•Debt offerings includes non-convertible preferred stock, mortgage-backed securities, asset-backed securities and taxable municipal debt. It also includes publicly registered and Rule 144A issues and excludes leveraged loans.
Operating Environment. During 2022, Global Banking & Markets operated in an environment generally characterized by broad macroeconomic and geopolitical concerns and market volatility, which negatively affected industry-wide investment banking activity levels, particularly for underwriting, but contributed to solid market-making activity levels.
In investment banking, compared with 2021, industry-wide equity underwriting volumes were low amid volatile equity markets and a decline in prices, and industry-wide debt underwriting volumes declined across leveraged finance and investment grade issuances amid rising interest rates. Additionally, industry-wide completed mergers and acquisitions transactions declined from elevated levels in the prior year.
For volatility, the average daily VIX was 30% higher compared with 2021. In equities, the S&P 500 Index decreased by 19% and the MSCI World Index decreased by 20%, compared with the end of 2021. Additionally, global central banks sought to address inflation by increasing policy interest rates several times over the course of the year.
In the future, if market and economic conditions deteriorate further, and activity levels or volatility decline, or credit spreads related to hedges on our relationship lending portfolio tighten, net revenues in Global Banking & Markets would likely be negatively impacted. In addition, if economic conditions deteriorate further or if the creditworthiness of borrowers deteriorates, provision for credit losses would likely be negatively impacted.

2022 versus 2021. Net revenues in Global Banking & Markets were $32.49 billion for 2022, 12% lower than a strong 2021.
Investment banking fees were $7.36 billion, 48% lower than a strong 2021, due to significantly lower net revenues in both Equity and Debt underwriting, reflecting a significant decline in industry-wide volumes, and lower net revenues in Advisory, reflecting a decline in industry-wide completed mergers and acquisitions transactions from elevated activity levels in the prior year.
As of December 2022, our Investment banking fees backlog decreased significantly compared with the end of 2021, primarily due to significantly lower estimated net revenues from both potential advisory transactions and potential debt underwriting transactions (primarily from leveraged finance transactions).
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
Net revenues in FICC were $14.68 billion, 38% higher than 2021, primarily reflecting significantly higher net revenues in FICC intermediation, driven by significantly higher net revenues in interest rate products, currencies and commodities, partially offset by significantly lower net revenues in mortgages and lower net revenues in credit products. In addition, net revenues in FICC financing were significantly higher, primarily driven by secured lending.
The increase in FICC intermediation net revenues reflected significantly higher client activity as we supported clients amid an evolving macroeconomic environment. The following provides information about our FICC intermediation net revenues by business, compared with 2021 results:
•Net revenues in interest rate products, currencies and commodities primarily reflected higher client activity.
•Net revenues in mortgages and credit products primarily reflected the impact of challenging market-making conditions on our inventory.

70	Goldman Sachs 2022 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
Net revenues in Equities were $10.99 billion, 6% lower than 2021, due to lower net revenues in Equities intermediation, reflecting significantly lower net revenues in cash products and lower net revenues in derivatives. Net revenues in Equities financing were higher, primarily reflecting increased client activity.
Net revenues in Other were $(537) million for 2022, compared with $265 million for 2021, reflecting significantly lower net gains from investments in equities and net mark-downs on acquisition financing activities.
Provision for credit losses was $468 million for 2022, compared with a net benefit of $171 million for 2021. Provisions for 2022 primarily reflected the impact of broad macroeconomic and geopolitical concerns, while the net benefit for 2021 reflected reserve reductions as the broad economic environment continued to improve following the initial impact of the COVID-19 pandemic, partially offset by growth in the portfolio.
Operating expenses were $17.85 billion for 2022, 9% lower than 2021, reflecting lower compensation and benefits expenses (reflecting a decline in operating performance compared with a strong prior year). Pre-tax earnings were $14.17 billion for 2022, 18% lower than 2021.
2021 versus 2020. Net revenues in Global Banking & Markets were $36.73 billion for 2021, 21% higher than 2020.
Investment banking fees were $14.14 billion, 55% higher than 2020, due to significantly higher net revenues in Advisory, reflecting a significant increase in completed mergers and acquisitions volumes, in Equity underwriting, primarily driven by strong industry-wide initial public offerings activity, and in Debt underwriting, primarily reflecting elevated industry-wide leveraged finance activity.
As of December 2021, our Investment banking fees backlog increased significantly compared with December 2020, due to significantly higher estimated net revenues from potential advisory transactions and potential debt underwriting transactions (particularly from leveraged finance transactions), and higher estimated net revenues from potential equity underwriting transactions.
Net revenues in FICC were $10.61 billion, 7% lower than 2020, due to lower net revenues in FICC intermediation, reflecting significantly lower net revenues in interest rate products and credit products and slightly lower net revenues in currencies, partially offset by significantly higher net revenues in mortgages and higher net revenues in commodities. Net revenues in FICC financing were significantly higher, reflecting significantly higher net revenues from secured lending, partially offset by significantly lower net revenues from resale agreements.

The decrease in FICC intermediation net revenues reflected strong but significantly lower client activity compared with very strong activity levels in the prior year due to high volatility amid the COVID-19 pandemic. This was partially offset by the impact of improved market-making conditions on our inventory compared with challenging conditions in the prior year. The following provides information about our FICC intermediation net revenues by business, compared with 2020 results:
•Net revenues in interest rate products primarily reflected lower client activity.
•Net revenues in credit products and currencies reflected lower client activity, partially offset by the impact of improved market-making conditions on our inventory.
•Net revenues in mortgages reflected the impact of improved market-making conditions on our inventory.
•Net revenues in commodities primarily reflected higher client activity.
Net revenues in Equities were $11.72 billion, 19% higher than 2020, due to significantly higher net revenues in Equities financing, primarily reflecting increased activity (including higher average client balances), and higher net revenues in Equities intermediation, primarily reflecting higher net revenues in derivatives.
Net revenues in Other were $265 million for 2021, compared with $32 million for 2020, primarily reflecting significantly higher net gains from investments in equities.
Provision for credit losses was a net benefit of $171 million for 2021, compared with net provisions of $1.22 billion for 2020, primarily due to reserve reductions in the year reflecting continued improvement in the broad economic environment following challenging conditions in 2020 resulting from the COVID-19 pandemic, partially offset by portfolio growth.
Operating expenses were $19.54 billion for 2021, 3% higher than 2020, primarily due to significantly higher compensation and benefits expenses (reflecting strong performance) and higher transaction based expenses, largely offset by significantly lower net provisions for litigation and regulatory proceedings. Pre-tax earnings were $17.36 billion, 67% higher than 2020. ROE was 22.5% for 2021, compared with 13.6% for 2020 (which included the impact of net provisions for litigation and regulatory proceedings that reduced ROE by 5.4 percentage points).

Goldman Sachs 2022 Form 10-K	71

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
Asset & Wealth Management
Asset & Wealth Management provides investment services to help clients preserve and grow their financial assets and achieve their financial goals. We provide these services to our clients, both institutional and individuals, including investors who primarily access our products through a network of third-party distributors around the world.
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
We also provide tailored wealth advisory services to clients across the wealth spectrum. We operate globally serving individuals, families, family offices, and foundations and endowments. Our relationships are established directly or introduced through companies that sponsor financial wellness programs for their employees.
We offer personalized financial planning to individuals and also provide customized investment advisory solutions, and offer structuring and execution capabilities in securities and derivative products across all major global markets. In addition, we offer clients a full range of private banking services, including a variety of deposit alternatives and loans that our clients use to finance investments in both financial and nonfinancial assets, bridge cash flow timing gaps or provide liquidity and flexibility for other needs.
We invest in alternative investments across a range of asset classes that seek to deliver long-term accretive risk-adjusted returns. Our investing activities, which are typically longer-term, include investments in corporate equity, credit, real estate and infrastructure assets.
We also raise deposits and have issued unsecured loans to consumers through Marcus by Goldman Sachs (Marcus). We have started a process to cease offering new loans through Marcus.

Asset & Wealth Management generates revenues from the following:
•Management and other fees. We receive fees related to managing assets for institutional and individual clients, providing investing and wealth advisory solutions, providing financial planning and counseling services via Ayco Personal Financial Management, and executing brokerage transactions for wealth management clients. The majority of revenues in management and other fees consists of asset-based fees on client assets that we manage. For further information about assets under supervision, see “Assets Under Supervision” below. The fees that we charge vary by asset class, client channel and the types of services provided, and are affected by investment performance, as well as asset inflows and redemptions.
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
•Private banking and lending. Our private banking and lending activities include issuing loans to our wealth management clients. We also accept deposits from wealth management clients, including through Marcus. We have also issued unsecured loans to consumers through Marcus and have started a process to cease offering new loans. Additionally, we provide investing services through Marcus Invest to U.S. customers. Private banking and lending revenues include net interest income allocated to deposits and net interest income earned on loans to individual clients.
•Equity investments. Includes investing activities related to our asset management activities primarily related to public and private equity investments in corporate, real estate and infrastructure assets. We also make investments through consolidated investment entities (CIEs), substantially all of which are engaged in real estate investment activities.
•Debt investments. Includes lending activities related to our asset management activities, including investing in corporate debt, lending to middle-market clients, and providing financing for real estate and other assets. These activities include investments in mezzanine debt, senior debt and distressed debt securities.

72	Goldman Sachs 2022 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
The table below presents our Asset & Wealth Management assets.

	As of December
$ in millions	2022	2021
Cash and cash equivalents	$54,065	$62,652
Collateralized agreements	23,723	18,737
Customer and other receivables	13,409	12,712
Trading assets	19,860	17,739
Investments	27,400	32,491
Loans	56,338	56,676
Other assets	20,175	20,143
Total	$214,970	$221,150
The table below presents details about our Asset & Wealth Management loans.

	As of December
$ in millions	2022	2021
Corporate	$14,359	$15,575
Real estate	18,699	18,688
Securities-based	12,814	13,635
Other collateralized	6,295	5,186
Installment	4,474	3,646
Other	1,700	1,708
Loans, gross	58,341	58,438
Allowance for loan losses	(2,003)	(1,762)
Total loans	$56,338	$56,676
The average Asset & Wealth Management gross loans were $59.35 billion for 2022 and $56.85 billion for 2021.
The table below presents our Asset & Wealth Management operating results.

	Year Ended December
$ in millions	2022	2021	2020
Management and other fees	$8,781	$7,750	$6,750
Incentive fees	359	616	401
Private banking and lending	2,458	1,661	1,372
Equity investments	610	8,794	3,902
Debt investments	1,168	3,144	1,332
Net revenues	13,376	21,965	13,757
Provision for credit losses	519	(169)	1,395
Operating expenses	11,550	11,406	9,469
Pre-tax earnings	1,307	10,728	2,893
Provision for taxes	215	2,146	700
Net earnings	1,092	8,582	2,193
Preferred stock dividends	113	123	110
Net earnings to common	$979	$8,459	$2,083

Average common equity	$31,762	$29,988	$24,963
Return on average common equity	3.1%	28.2%	8.3%

The table below presents our Asset management and Wealth management net revenues by line item in Asset & Wealth Management.

$ in millions	Asset management	Wealth management	Asset & Wealth Management
Year Ended December 2022
Management and other fees	$3,817	$4,964	$8,781
Incentive fees	359	–	359
Private banking and lending	–	2,458	2,458
Equity investments	610	–	610
Debt investments	1,168	–	1,168
Total	$5,954	$7,422	$13,376
Year Ended December 2021
Management and other fees	$2,918	$4,832	$7,750
Incentive fees	616	–	616
Private banking and lending	–	1,661	1,661
Equity investments	8,794	–	8,794
Debt investments	3,144	–	3,144
Total	$15,472	$6,493	$21,965
Year Ended December 2020
Management and other fees	$2,782	$3,968	$6,750
Incentive fees	401	–	401
Private banking and lending	–	1,372	1,372
Equity investments	3,902	–	3,902
Debt investments	1,332	–	1,332
Total	$8,417	$5,340	$13,757
In the table above, incentive fees previously included in Wealth management have been reclassified to Asset management to better reflect the activities of the reporting unit that generated the underlying revenues. Previously, incentive fees related to wealth management clients were reflected in Wealth management. Prior periods have been conformed to the current presentation.
The table below presents our Equity investments net revenues by equity type and asset class.

	Year Ended December
$ in millions	2022	2021	2020
Equity Type
Private equity	$2,078	$8,826	$2,329
Public equity	(1,468)	(32)	1,573
Total	$610	$8,794	$3,902

Asset Class
Real estate	$1,482	$2,489	$1,621
Corporate	(872)	6,305	2,281
Total	$610	$8,794	$3,902
The table below presents details about our Debt investments net revenues.

	Year Ended December
$ in millions	2022	2021	2020
Fair value net gains/(losses)	$(415)	$1,216	$(268)
Net interest income	1,583	1,928	1,600
Total	$1,168	$3,144	$1,332

Goldman Sachs 2022 Form 10-K	73

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
The table below presents our unaudited quarterly Asset & Wealth Management operating results.

	First	Second	Third	Fourth
$ in millions	Quarter	Quarter	Quarter	Quarter
2022
Management and other fees	$2,035	$2,243	$2,255	$2,248
Incentive fees	79	185	56	39
Private banking and lending	492	538	675	753
Equity investments	(294)	(104)	721	287
Debt investments	291	317	326	234
Net revenues	2,603	3,179	4,033	3,561
Provision for credit losses	203	149	(13)	180
Operating expenses	2,409	2,823	2,955	3,363
Pre-tax earnings/(loss)	$(9)	$207	$1,091	$18

2021
Management and other fees	$1,839	$1,879	$1,985	$2,047
Incentive fees	68	93	220	235
Private banking and lending	416	387	432	426
Equity investments	2,965	3,425	957	1,447
Debt investments	963	765	711	705
Net revenues	6,251	6,549	4,305	4,860
Provision for credit losses	(140)	(159)	58	72
Operating expenses	3,315	2,983	2,232	2,876
Pre-tax earnings	$3,076	$3,725	$2,015	$1,912

2020
Management and other fees	$1,603	$1,642	$1,708	$1,797
Incentive fees	223	44	35	99
Private banking and lending	377	245	341	409
Equity investments	(56)	896	1,377	1,685
Debt investments	(710)	557	728	757
Net revenues	1,437	3,384	4,189	4,747
Provision for credit losses	281	781	203	130
Operating expenses	2,307	2,471	2,550	2,141
Pre-tax earnings/(loss)	$(1,151)	$132	$1,436	$2,476
Operating Environment. During 2022, Asset & Wealth Management operated in an environment generally characterized by broad macroeconomic and geopolitical concerns and market volatility, which contributed to a decrease in asset prices compared to the end of 2021, negatively affecting assets under supervision and investments. Additionally, global central banks sought to address inflation by increasing policy interest rates several times over the course of the year.
In the future, if market and economic conditions deteriorate further, it may lead to a continued decline in asset prices, or investors transitioning to asset classes that typically generate lower fees or withdrawing their assets or deposits, and net revenues in Asset & Wealth Management would likely continue to be negatively impacted.
2022 versus 2021. Net revenues in Asset & Wealth Management were $13.38 billion for 2022, 39% lower than 2021, primarily reflecting significantly lower net revenues in Equity investments and Debt investments.

Broad macroeconomic and geopolitical concerns during the year led to a decline in global equity prices and wider credit spreads. As a result, net revenues in Equity investments reflected significantly lower net gains from investments in private equities and significant mark-to-market net losses from investments in public equities. The decrease in Debt investments net revenues reflected net mark-downs compared with net mark-ups in the prior year and lower net interest income. Incentive fees were significantly lower, primarily driven by harvesting in the prior year. Management and other fees were higher, reflecting the inclusion of NNIP and a reduction in fee waivers on money market funds. Private banking and lending net revenues were significantly higher, primarily reflecting higher deposit spreads, as well as higher loan and deposit balances.
Provision for credit losses was $519 million for 2022, compared with a net benefit of $169 million for 2021. Provisions for 2022 primarily reflected the impact of macroeconomic and geopolitical concerns, while the net benefit for 2021 reflected reserve reductions as the broad economic environment continued to improve following the initial impact of the COVID-19 pandemic.
Operating expenses were $11.55 billion for 2022, essentially unchanged compared with 2021, reflecting the inclusion of operating expenses related to NNIP, largely offset by lower compensation and benefits expenses. Pre-tax earnings were $1.31 billion for 2022, compared with $10.73 billion for 2021.
2021 versus 2020. Net revenues in Asset & Wealth Management were $21.97 billion for 2021, 60% higher than 2020, primarily reflecting significantly higher net revenues in Equity investments and Debt investments, and higher Management and other fees.
The increase in Equity investments net revenues reflected significantly higher net gains from investments in private equities, driven by company-specific events and improved corporate performance compared with 2020, partially offset by net losses from investments in public equities compared with significant net gains in the prior year. The increase in Debt investments net revenues reflected net mark-ups compared with net mark-downs in the prior year, and significantly higher net interest income. The increase in management and other fees reflected the impact of higher average assets under supervision, partially offset by higher fee waivers on money market funds. Private banking and lending net revenues were higher, primarily reflecting higher deposit balances. Incentive fees were significantly higher, primarily driven by harvesting.
Provision for credit losses was a net benefit of $169 million for 2021, compared with net provisions of $1.40 billion for 2020, primarily due to reserve reductions in the year reflecting continued improvement in the broad economic environment following challenging conditions in 2020 resulting from the COVID-19 pandemic.

74	Goldman Sachs 2022 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
Operating expenses were $11.41 billion for 2021, 20% higher than 2020, primarily due to significantly higher compensation and benefits expenses (reflecting strong performance). Pre-tax earnings were $10.73 billion for 2021, compared with $2.89 billion for 2020.
Assets Under Supervision. AUS includes our institutional clients’ assets, assets sourced through third-party distributors and high-net-worth clients’ assets where we earn a fee for managing assets on a discretionary basis. This includes net assets in our mutual funds, hedge funds, credit funds, private equity funds, real estate funds, and separately managed accounts for institutional and individual investors. AUS also includes client assets invested with third-party managers, private bank deposits and advisory relationships where we earn a fee for advisory and other services, but do not have investment discretion. AUS does not include the self-directed brokerage assets of our clients.
The table below presents information about our firmwide period-end AUS by asset class, client channel, region and vehicle.

	As of December
$ in billions	2022	2021	2020
Asset Class
Alternative investments	$263	$236	$191
Equity	563	613	475
Fixed income	1,010	940	896
Total long-term AUS	1,836	1,789	1,562
Liquidity products	711	681	583
Total AUS	$2,547	$2,470	$2,145

Client Channel
Institutional	$905	$824	$761
Wealth management	712	751	615
Third-party distributed	930	895	769
Total AUS	$2,547	$2,470	$2,145

Region
Americas	$1,806	$1,930	$1,656
EMEA	548	354	318
Asia	193	186	171
Total AUS	$2,547	$2,470	$2,145

Vehicle
Separate accounts	$1,388	$1,347	$1,186
Public funds	862	811	707
Private funds and other	297	312	252
Total AUS	$2,547	$2,470	$2,145
In the table above:
•Liquidity products includes money market funds and private bank deposits.
•EMEA represents Europe, Middle East and Africa.

The table below presents changes in our AUS.

	Year Ended December
$ in billions	2022	2021	2020
Beginning balance	$2,470	$2,145	$1,859
Net inflows/(outflows):
Alternative investments	19	33	(1)
Equity	13	41	(4)
Fixed income	18	56	47
Total long-term AUS net inflows/(outflows)	50	130	42
Liquidity products	16	98	121
Total AUS net inflows/(outflows)	66	228	163
Acquisitions	316	–	–
Net market appreciation/(depreciation)	(305)	97	123
Ending balance	$2,547	$2,470	$2,145
In the table above, acquisitions for 2022 included inflows from the acquisitions of NNIP and NextCapital Group, Inc., and from the acquisition of the assets of Bombardier Global Pension Asset Management Inc. For each, substantially all of the inflows were in fixed income and equity assets.
The table below presents information about our average monthly firmwide AUS by asset class.

	Average for the
	Year Ended December
$ in billions	2022	2021	2020
Asset Class
Alternative investments	$253	$211	$183
Equity	581	547	409
Fixed income	992	919	829
Total long-term AUS	1,826	1,677	1,421
Liquidity products	693	625	573
Total AUS	$2,519	$2,302	$1,994
In addition to our AUS, we have discretion over alternative investments where we currently do not earn management fees (non-fee-earning alternative assets).
We earn management fees on client assets that we manage and also receive incentive fees based on a percentage of a fund’s or a separately managed account’s return, or when the return exceeds a specified benchmark or other performance targets. These incentive fees are recognized when it is probable that a significant reversal of such fees will not occur. Our estimated unrecognized incentive fees were $3.33 billion as of December 2022, $3.39 billion as of December 2021 and $1.79 billion as of December 2020. Such amounts are based on the completion of the funds’ financial statements, which is generally one quarter in arrears. These fees will be recognized, assuming no decline in fair value, if and when it is probable that a significant reversal of such fees will not occur, which is generally when such fees are no longer subject to fluctuations in the market value of the assets.
Our target is to achieve annual firmwide management and other fees of more than $10 billion (including more than $2 billion from alternatives) in 2024.

Goldman Sachs 2022 Form 10-K	75

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
The table below presents our average effective management fee (which excludes non-asset-based fees) earned on our firmwide AUS by asset class.

	Year Ended December
Effective fees (bps)	2022	2021	2020
Alternative investments	64	63	61
Equity	57	60	58
Fixed income	17	17	18
Liquidity products	14	5	14
Total average effective fee	31	29	29
In the table above, our average effective management fee for liquidity products increased during 2022 compared to 2021, primarily reflecting higher management fee waivers in 2021.
The table below presents details about our monthly average AUS for alternative investments and the average effective management fee we earned on such assets.

$ in billions	Direct Strategies	Fund of Funds	Total
Year Ended December 2022
Average AUS
Corporate equity	$27	$61	$88
Credit	36	2	38
Real estate	10	8	18
Hedge funds and other	45	22	67
Funds and discretionary accounts	$118	$93	$211
Advisory accounts			42
Total average AUS for alternative investments			$253
Effective Fees (bps)
Corporate equity	133	61	83
Credit	81	51	80
Real estate	87	50	70
Hedge funds and other	64	49	59
Funds and discretionary accounts	87	57	74
Advisory accounts			16
Total average effective fee			64
Year Ended December 2021
Average AUS
Corporate equity	$20	$59	$79
Credit	18	2	20
Real estate	8	7	15
Hedge funds and other	43	19	62
Funds and discretionary accounts	$89	$87	$176
Advisory accounts			35
Total average AUS for alternative investments			$211
Effective Fees (bps)
Corporate equity	118	57	72
Credit	102	53	98
Real estate	94	55	76
Hedge funds and other	65	55	62
Funds and discretionary accounts	87	56	72
Advisory accounts			17
Total average effective fee			63
Year Ended December 2020
Average AUS
Corporate equity	$15	$58	$73
Credit	13	2	15
Real estate	7	6	13
Hedge funds and other	37	17	54
Funds and discretionary accounts	$72	$83	$155
Advisory accounts			28
Total average AUS for alternative investments			$183
Effective Fees (bps)
Corporate equity	132	57	73
Credit	95	52	89
Real estate	88	62	75
Hedge funds and other	63	53	60
Funds and discretionary accounts	86	57	70
Advisory accounts			13
Total average effective fee			61
In the table above,
•Direct strategies primarily includes our private equity, growth equity, private credit, liquid alternatives and real estate strategies. Fund of funds primarily includes our Alternative Investments & Manager Selection (AIMS) business. AIMS invests in leading private equity, hedge fund, real estate and credit third-party managers as a limited partner, secondary-market investor, co-investor or management company partner.
•Certain AUS previously reported in Direct Strategies were reclassified to Fund of Funds to better reflect the nature of the underlying strategy. Prior periods amounts have been conformed to the current presentation.
The table below presents information about our period-end AUS for alternative investments, non-fee-earning alternative investments and total alternative investments.

$ in billions	AUS	Non-fee-earning alternative assets	Total alternative assets
As of December 2022
Corporate equity	$94	$76	$170
Credit	44	73	117
Real estate	18	36	54
Hedge funds and other	65	2	67
Funds and discretionary accounts	221	187	408
Advisory accounts	42	–	42
Total alternative investments	$263	$187	$450
As of December 2021
Corporate equity	$87	$78	$165
Credit	25	79	104
Real estate	16	39	55
Hedge funds and other	70	2	72
Funds and discretionary accounts	198	198	396
Advisory accounts	38	2	40
Total alternative investments	$236	$200	$436
As of December 2020
Corporate equity	$74	$50	$124
Credit	18	80	98
Real estate	13	43	56
Hedge funds and other	56	2	58
Funds and discretionary accounts	161	175	336
Advisory accounts	30	1	31
Total alternative investments	$191	$176	$367
In the table above:
•Corporate equity primarily includes private equity.
•Total alternative investments included uncalled capital that is available for future investing of $54 billion as of December 2022, $42 billion as of December 2021 and $44 billion as of December 2020.
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

76	Goldman Sachs 2022 Form 10-K

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
The table below presents information about third-party commitments raised in our alternatives business from 2020 through 2022.

As of
$ in billions	December 2022
Included in AUS	$118
Included in non-fee-earning alternative assets	61
Third-party commitments raised	$179
In the table above, commitments included in non-fee-earning alternative investments included approximately $44 billion, which will begin to earn fees (and become AUS) if and when the commitments are drawn and assets are invested.
The table below presents information about alternative investments in Asset & Wealth Management that we hold on our balance sheet.

$ in billions	Loans	Debt securities	Equity securities	CIE investments and other	Total
As of December 2022
Corporate equity	$–	$–	$10	$–	$10
Credit	14	11	–	–	25
Real estate	5	1	5	12	23
Other	–	–	–	1	1
Total	$19	$12	$15	$13	$59
As of December 2021
Corporate equity	$–	$–	$14	$–	$14
Credit	15	11	–	–	26
Real estate	7	2	4	14	27
Other	–	–	–	1	1
Total	$22	$13	$18	$15	$68
As of December 2020
Corporate equity	$–	$–	$16	$–	$16
Credit	16	12	–	–	28
Real estate	9	2	3	19	33
Other	–	–	–	1	1
Total	$25	$14	$19	$20	$78
As we continue to grow our third-party alternatives business, we remain focused on our strategic objective to reduce the capital intensity of our alternative investments in Asset & Wealth Management that we hold on our balance sheet. During 2022, we reduced our on-balance sheet alternative investments by $9 billion to $59 billion.

Loans and Debt Securities. The table below presents the concentration of loans and debt securities within our alternative investments by accounting classification, region and industry.

	As of December
$ in billions	2022	2021
Loans	$19	$22
Debt securities	12	13
Total	$31	$35

Accounting Classification
Debt securities at fair value	39%	38%
Loans at amortized cost	49%	53%
Loans at fair value	6%	9%
Loans held for sale	6%	—
Total	100%	100%

Region
Americas	51%	50%
EMEA	35%	34%
Asia	14%	16%
Total	100%	100%

Industry
Consumer & Retail	10%	9%
Financial Institutions	7%	6%
Healthcare	13%	12%
Industrials	16%	16%
Natural Resources & Utilities	2%	4%
Real Estate	20%	25%
Technology, Media & Telecommunications	25%	22%
Other	7%	6%
Total	100%	100%
Equity Securities. The table below presents the concentration of equity securities within our alternative investments by region and industry.

	As of December
$ in billions	2022	2021
Equity securities	$15	$18

Region
Americas	67%	57%
EMEA	15%	23%
Asia	18%	20%
Total	100%	100%

Industry
Consumer & Retail	6%	8%
Financial Institutions	10%	9%
Healthcare	9%	11%
Industrials	7%	8%
Natural Resources & Utilities	14%	11%
Real Estate	30%	23%
Technology, Media & Telecommunications	23%	29%
Other	1%	1%
Total	100%	100%

Goldman Sachs 2022 Form 10-K	77

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
In the table above:
•Equity securities included $13 billion as of December 2022 and $14 billion as of December 2021 of private equity positions, and $2 billion as of December 2022 and $4 billion as of December 2021 of public equity positions that converted from private equity upon the initial public offerings of the underlying companies.
•The concentrations for real estate equity securities as of December 2022 were 9% for multifamily (5% as of December 2021), 5% for office (5% as of December 2021), 8% for mixed use (7% as of December 2021) and 8% for other real estate equity securities (6% as of December 2021).
The table below presents the concentration of equity securities within our alternative investments by vintage.

Vintage
As of December 2022
2015 or earlier	26%
2016 - 2018	26%
2019 - thereafter	48%
Total	100%
As of December 2021
2014 or earlier	20%
2015 - 2017	32%
2018 - thereafter	48%
Total	100%
CIE Investments and Other. CIE investments and other included assets held by CIEs of $12 billion as of December 2022 and $14 billion as of December 2021, which were funded with liabilities of approximately $6 billion as of December 2022 and $7 billion as of December 2021. Substantially all such liabilities were nonrecourse, thereby reducing our equity at risk.
The table below presents the concentration of CIE assets, net of financings, within our alternative investments by region and asset class.

	As of December
$ in billions	2022	2021
CIE assets, net of financings	$6	$7
Region
Americas	65%	63%
EMEA	25%	25%
Asia	10%	12%
Total	100%	100%
Asset Class
Hospitality	4%	4%
Industrials	10%	10%
Multifamily	23%	23%
Office	22%	24%
Retail	3%	5%
Senior Housing	14%	16%
Student Housing	7%	6%
Other	17%	12%
Total	100%	100%
The table below presents the concentration of CIE assets, net of financings, within our alternative investments by vintage.

Vintage
As of December 2022
2015 or earlier	5%
2016 - 2018	45%
2019 - thereafter	50%
Total	100%
As of December 2021
2014 or earlier	2%
2015 - 2017	29%
2018 - thereafter	69%
Total	100%
Platform Solutions
Platform Solutions includes our consumer platforms, such as partnerships offering credit cards and point-of-sale financing, and transaction banking and other platform businesses.
Platform Solutions generates revenues from the following:
Consumer platforms. Our Consumer platforms business issues credit cards and provides point-of-sale financing to consumers to finance the purchases of goods or services. Consumer platforms revenues primarily includes net interest income earned on credit card lending and point-of-sale financing activities.
Transaction banking and other. We provide transaction banking and other services, including cash management services, such as deposit-taking and payment solutions for corporate and institutional clients. Transaction banking revenues include net interest income attributed to transaction banking deposits.
The table below presents our Platform Solutions assets.

	As of December
$ in millions	2022	2021
Cash and cash equivalents	$20,557	$20,025
Collateralized agreements	10,278	6,637
Customer and other receivables	2	3
Trading assets	8,597	6,257
Loans	15,300	7,289
Other assets	2,556	631
Total	$57,290	$40,842
The table below presents details about our Platform Solutions loans.

	As of December
$ in millions	2022	2021
Installment	$1,852	$26
Credit cards	15,820	8,212
Loans, gross	17,672	8,238
Allowance for loan losses	(2,372)	(949)
Total loans	$15,300	$7,289
The average Platform Solutions gross loans were $12.43 billion for 2022 and $5.51 billion for 2021.

78	Goldman Sachs 2022 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
The table below presents our Platform Solutions operating results.

	Year Ended December
$ in millions	2022	2021	2020
Consumer platforms	$1,176	$424	$188
Transaction banking and other	326	216	146
Net revenues	1,502	640	334
Provision for credit losses	1,728	697	487
Operating expenses	1,763	990	630
Pre-tax earnings/(loss)	(1,989)	(1,047)	(783)
Provision for taxes	(328)	(210)	(189)
Net earnings/(loss)	(1,661)	(837)	(594)
Preferred stock dividends	12	6	2
Net earnings/(loss) to common	$(1,673)	$(843)	$(596)

Average common equity	$3,574	$1,777	$864
Return on average common equity	(46.8)%	(47.4)%	(69.0)%
The table below presents our unaudited quarterly Platform Solutions operating results.

	First	Second	Third	Fourth
$ in millions	Quarter	Quarter	Quarter	Quarter
2022
Consumer platforms	$201	$252	$290	$433
Transaction banking and other	67	91	88	80
Net revenues	268	343	378	513
Provision for credit losses	167	310	465	786
Operating expenses	334	399	525	505
Pre-tax earnings/(loss)	$(233)	$(366)	$(612)	$(778)

2021
Consumer platforms	$90	$90	$119	$125
Transaction banking and other	49	49	54	64
Net revenues	139	139	173	189
Provision for credit losses	169	113	127	288
Operating expenses	230	187	269	304
Pre-tax earnings/(loss)	$(260)	$(161)	$(223)	$(403)

2020
Consumer platforms	$21	$50	$70	$47
Transaction banking and other	8	37	51	50
Net revenues	29	87	121	97
Provision for credit losses	92	107	84	204
Operating expenses	144	166	144	176
Pre-tax earnings/(loss)	$(207)	$(186)	$(107)	$(283)
Operating Environment. During 2022, Platform Solutions operated in an environment generally characterized by broad macroeconomic concerns. In the U.S., the rate of unemployment remained low and consumer spending increased slightly compared with 2021. Additionally, global central banks sought to address inflation by increasing policy interest rates several times over the course of the year.
In the future, if market and economic conditions deteriorate further, it may lead to a decrease in consumer spending or a deterioration in consumer credit, and net revenues and provision for credit losses in Platform Solutions would likely be negatively impacted.
2022 versus 2021. Net revenues in Platform Solutions were $1.50 billion for 2022, 135% higher than 2021, reflecting significantly higher net revenues in both Consumer platforms and Transaction banking and other.
The increase in Consumer platforms net revenues primarily reflected significantly higher credit card balances. The increase in Transaction banking and other net revenues reflected higher deposit balances.
Provision for credit losses was $1.73 billion for 2022, compared with $697 million for 2021. Provisions for 2022 primarily reflected growth in the credit card portfolio and net charge offs, while 2021 primarily reflected growth in the credit card portfolio, which was partially offset by reserve reductions as the broad economic environment continued to improve following the initial impact of the COVID-19 pandemic.
Operating expenses were $1.76 billion for 2022, 78% higher than 2021, reflecting higher spend on growth initiatives in Consumer platforms, primarily from the inclusion of operating expenses related to GreenSky. Pre-tax loss was $1.99 billion for 2022, compared with $1.05 billion for 2021.
2021 versus 2020. Net revenues in Platform Solutions were $640 million for 2021, 92% higher than 2020, reflecting significantly higher net revenues in Consumer platforms and higher net revenues in Transaction banking and other.
Net revenues in Consumer platforms reflected higher credit card balances. Net revenues in Transaction banking and other reflected higher deposit balances.
Provision for credit losses was $697 million for 2021, 43% higher than 2020, primarily reflecting growth in the credit card portfolio, including approximately $185 million of the provisions related to the commitment to acquire the General Motors co-branded credit card portfolio, partially offset by reserve reductions in the year reflecting continued improvement in the broad economic environment following challenging conditions in 2020 resulting from the COVID-19 pandemic.
Operating expenses were $990 million for 2021, 57% higher than 2020, primarily reflecting higher spend on growth initiatives in Consumer platforms. Pre-tax loss was $1.05 billion for 2021, compared with $783 million for 2020.
Geographic Data
See Note 25 to the consolidated financial statements for a summary of our total net revenues, pre-tax earnings and net earnings by geographic region.

Goldman Sachs 2022 Form 10-K	79

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
Although our balance sheet fluctuates on a day-to-day basis, our total assets at quarter-end are generally not materially different from those occurring within our reporting periods.
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

Our consolidated balance sheet plan, including our balance sheets by business, funding projections and projected key metrics, is reviewed and approved by the Firmwide Asset Liability Committee and the Firmwide Risk Appetite Committee. See “Risk Management — Overview and Structure of Risk Management” for an overview of our risk management structure.
Balance Sheet Limits. The Firmwide Asset Liability Committee and the Firmwide Risk Appetite Committee have the responsibility to review and approve balance sheet limits. These limits are set at levels which are close to actual operating levels, rather than at levels which reflect our maximum risk appetite, in order to ensure prompt escalation and discussion among our revenue-producing units, Treasury and our independent risk oversight and control functions on a routine basis. Requests for changes in limits are evaluated after giving consideration to their impact on our key metrics. Compliance with limits is monitored by our revenue-producing units and Treasury, as well as our independent risk oversight and control functions.
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

80	Goldman Sachs 2022 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
Balance Sheet Analysis and Metrics
As of December 2022, total assets in our consolidated balance sheets were $1.44 trillion, a decrease of $22.19 billion from December 2021, reflecting decreases in trading assets of $74.67 billion (primarily due to decreases in equity securities, corporate debt instruments, reflecting the impact of our and our clients' activities), customer and other receivables of $25.23 billion (primarily reflecting client activity), cash and cash equivalents of $19.21 billion (primarily reflecting our activity), partially offset by increases in investments of $41.91 billion (primarily due to an increase in U.S. government obligations accounted for as held-to-maturity), collateralized agreements of $29.68 billion (primarily reflecting the impact of our and our clients' activities), and loans of $20.72 billion (reflecting increases in other collateralized and consumer loans).
As of December 2022, total liabilities in our consolidated balance sheets were $1.32 trillion, a decrease of $29.45 billion from December 2021, reflecting decreases in collateralized financings of $75.91 billion (primarily reflecting the impact of our and our clients' activities), partially offset by increases in deposits of $22.44 billion (primarily due to increases in transaction banking and private bank and consumer deposits, partially offset by other deposits), customer and other payables of $10.11 billion (primarily reflecting client activity), and trading liabilities of $9.90 billion (primarily due to an increase in equity securities, partially offset by a decrease in government obligations, both reflecting the impact of our and our clients' activities).
Our total repurchase agreements, accounted for as collateralized financings, were $110.35 billion as of December 2022 and $165.88 billion as of December 2021, which were 15% lower as of December 2022 and 3% higher as of December 2021 than the average daily amount of repurchase agreements over the respective quarters, and 27% lower as of December 2022 and 14% higher as of December 2021 than the average daily amount of repurchase agreements over the respective years. As of December 2022, the decrease in our repurchase agreements relative to the average daily amount of repurchase agreements during the quarter and year resulted from lower levels of our and our clients’ activities at the end of the period.
The level of our repurchase agreements fluctuates between and within periods, primarily due to providing clients with access to highly liquid collateral, such as certain government and agency obligations, through collateralized financing activities.

The table below presents information about our balance sheet and leverage ratios.

	As of December
$ in millions	2022	2021
Total assets	$1,441,799	$1,463,988
Unsecured long-term borrowings	$247,138	$254,092
Total shareholders’ equity	$117,189	$109,926
Leverage ratio	12.3x	13.3x
Debt-to-equity ratio	2.1x	2.3x
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

	As of December
$ in millions, except per share amounts	2022	2021
Total shareholders’ equity	$117,189	$109,926
Preferred stock	(10,703)	(10,703)
Common shareholders’ equity	106,486	99,223
Goodwill	(6,374)	(4,285)
Identifiable intangible assets	(2,009)	(418)
Tangible common shareholders’ equity	$98,103	$94,520

Book value per common share	$303.55	$284.39
Tangible book value per common share	$279.66	$270.91
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
•Book value per common share and tangible book value per common share are based on common shares outstanding and restricted stock units granted to employees with no future service requirements and not subject to performance or market conditions (collectively, basic shares) of 350.8 million as of December 2022 and 348.9 million as of December 2021. We believe that tangible book value per common share (tangible common shareholders’ equity divided by basic shares) is meaningful because it is a measure that we and investors use to assess capital adequacy. Tangible book value per common share is a non-GAAP measure and may not be comparable to similar non-GAAP measures used by other companies.

Goldman Sachs 2022 Form 10-K	81

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
The table below presents information about our funding sources.

	As of December
$ in millions	2022		2021
Deposits	$386,665	40%	$364,227	36%
Collateralized financings	155,022	16%	230,932	23%
Unsecured short-term borrowings	60,961	6%	46,955	5%
Unsecured long-term borrowings	247,138	26%	254,092	25%
Total shareholders’ equity	117,189	12%	109,926	11%
Total	$966,975	100%	$1,006,132	100%
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
We also raise financing through other types of collateralized financings, such as secured loans and notes. GS Bank USA has access to funding from the Federal Home Loan Bank. We had no outstanding borrowings from the Federal Home Loan Bank as of December 2022 and $100 million as of December 2021. Additionally, we have access to funding through the Federal Reserve discount window. However, we do not rely on this funding in our liquidity planning and stress testing.

82	Goldman Sachs 2022 Form 10-K

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
The table below presents our quarterly unsecured long-term borrowings maturity profile.

$ in millions	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
As of December 2022
2024	$18,136	$11,053	$9,964	$11,858	$51,011
2025	$12,131	$10,681	$6,443	$7,887	37,142
2026	$5,862	$3,835	$3,278	$9,227	22,202
2027	$8,580	$3,435	$6,568	$11,777	30,360
2028 - thereafter					106,423
Total					$247,138
The weighted average maturity of our unsecured long-term borrowings as of December 2022 was approximately six years. To mitigate refinancing risk, we seek to limit the principal amount of debt maturing over the course of any monthly, quarterly, semi-annual or annual time horizon. We enter into interest rate swaps to convert a portion of our unsecured long-term borrowings into floating-rate obligations to manage our exposure to interest rates. See Note 14 to the consolidated financial statements for further information about our unsecured long-term borrowings. We issued approximately $28 billion of benchmark debt during 2022, and we intend to issue significantly less benchmark debt in 2023 compared to our benchmark debt issuance in 2022, though actual issuances may differ due to business needs and market opportunities.
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
We may issue, redeem or repurchase our preferred stock and subordinated debt or other forms of capital as business conditions warrant. Prior to such redemptions or repurchases, we must receive approval from the FRB. See Notes 14 and 19 to the consolidated financial statements for further information about our preferred stock and subordinated debt.
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

Goldman Sachs 2022 Form 10-K	83

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
Based on our 2022 CCAR submission, the FRB reduced our SCB from 6.4% to 6.3% for the period from October 1, 2022 through September 30, 2023. As a result, beginning on October 1, 2022, our Standardized CET1 capital ratio requirement was 13.3%. Additionally, effective January 1, 2023, our G-SIB surcharge increased from 2.5% to 3.0%, resulting in a Standardized CET1 capital ratio requirement of 13.8%. See “Share Repurchase Program” for further information about common stock repurchases and dividends and “Consolidated Regulatory Capital” for further information about the G-SIB surcharge. We published a summary of our annual DFAST results in June 2022. See “Business — Available Information” in Part I, Item 1 of this Form 10-K.
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
Capital Attribution. We assess the capital usage of each of our businesses based on our attributed equity framework. This framework considers many factors, including our internal assessment of risks as well as the regulatory capital requirements related to our business activities. These regulatory capital requirements take into consideration our most binding capital constraints. Our most binding capital constraint is our CET1 capital ratio requirement under the Standardized Capital Rules. This requirement includes the SCB which is determined by the FRB based on its own annual stress test.
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
In the third quarter of 2022, the Board of Directors of Group Inc. (Board) approved an increase in our common stock dividend from $2.00 to $2.50 per share. During 2022, we returned a total of $6.70 billion to shareholders, including common stock repurchases of $3.50 billion and common stock dividends of $3.20 billion. During the fourth quarter of 2022, we returned a total of $2.38 billion to shareholders, including common stock repurchases of $1.50 billion and common stock dividends of $880 million. Consistent with our capital management philosophy, we will continue prioritizing deployment of capital for our clients where returns are attractive and return any excess capital to shareholders through dividends and share repurchases. During the first quarter of 2023 through February 23, 2023, our common stock repurchases were approximately $2.25 billion.

84	Goldman Sachs 2022 Form 10-K

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
In August 2022, the Inflation Reduction Act of 2022 introduced a one percent non-deductible excise tax (buyback tax) on the fair market value of certain corporate share repurchases after December 31, 2022. The fair market value of share repurchases subject to the tax is reduced by the fair market value of any stock issued during the calendar year, including stock issued to employees. Based on our current understanding, we do not expect the buyback tax to have a material impact on our financial condition, results of operations or cash flows in 2023.
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
The capital requirements calculated under the Capital Framework include the capital conservation buffer requirements, which are comprised of a 2.5% buffer (under the Advanced Capital Rules), the SCB (under the Standardized Capital Rules), a countercyclical capital buffer (under both Capital Rules) and the G-SIB surcharge (under both Capital Rules). Our G-SIB surcharge was 2.5% for 2022 and is 3.0% for 2023 and 2024. The G-SIB surcharge and countercyclical capital buffer in the future may differ due to additional guidance from our regulators and/or positional changes, and our SCB is likely to change from year to year based on the results of the annual supervisory stress tests. Our target is to maintain capital ratios equal to the regulatory requirements plus a buffer of 50 to 100 basis points.
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

Goldman Sachs 2022 Form 10-K	85

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
The table below presents TLAC and external long-term debt requirements.

Requirements
TLAC to RWAs	21.5%
TLAC to leverage exposure	9.5%
External long-term debt to RWAs	8.5%
External long-term debt to leverage exposure	4.5%
In the table above:
•The TLAC to RWAs requirement included (i) the 18% minimum, (ii) the 2.5% buffer, (iii) the countercyclical capital buffer, which the FRB has set to zero percent and (iv) the 1.0% G-SIB surcharge (Method 1). Beginning in January 2023, our TLAC to RWAs requirement increased to 22.0%.
•The TLAC to leverage exposure requirement includes (i) the 7.5% minimum and (ii) the 2.0% leverage exposure buffer.
•The external long-term debt to RWAs requirement includes (i) the 6% minimum and (ii) the 2.5% G-SIB surcharge (Method 2). Beginning in January 2023, our external long-term debt to RWAs requirement increased to 9.0%.
•The external long-term debt to total leverage exposure is the 4.5% minimum.
The table below presents information about our TLAC and external long-term debt ratios.

	For the Three Months Ended or as of December
$ in millions	2022	2021
TLAC	$297,100	$297,765
External long-term debt	$172,845	$174,500
RWAs	$679,450	$676,863
Leverage exposure	$1,867,358	$1,910,521

TLAC to RWAs	43.7%	44.0%
TLAC to leverage exposure	15.9%	15.6%
External long-term debt to RWAs	25.4%	25.8%
External long-term debt to leverage exposure	9.3%	9.1%
In the table above:
•TLAC includes common and preferred stock, and eligible long-term debt issued by Group Inc. Eligible long-term debt represents unsecured debt, which has a remaining maturity of at least one year and satisfies additional requirements.
•External long-term debt consists of eligible long-term debt subject to a haircut if it is due to be paid between one and two years.
•RWAs represent Advanced RWAs as of December 2022 and Standardized RWAs as of December 2021. In accordance with the TLAC rules, the higher of Advanced or Standardized RWAs are used in the calculation of TLAC and external long-term debt ratios and applicable requirements.
•Leverage exposure consists of average adjusted total assets and certain off-balance sheet exposures.
In the second half of 2022, based on regulatory feedback, we revised certain interpretations of the Capital Rules underlying the calculation of Standardized RWAs. As of December 2021, this change would have reduced our TLAC to RWAs ratio of 44.0% by 0.8 percentage points and our External long-term debt to RWAs ratio of 25.8% by 0.5 percentage points.
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

86	Goldman Sachs 2022 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
GS&Co. had regulatory net capital, as defined by Rule 15c3-1, of $22.21 billion as of December 2022 and $22.18 billion as of December 2021, which exceeded the amount required by $17.46 billion as of December 2022 and $17.74 billion as of December 2021. In addition to its alternative minimum net capital requirements, GS&Co. is also required to hold tentative net capital in excess of $5 billion and net capital in excess of $1 billion in accordance with Rule 15c3-1. GS&Co. is also required to notify the SEC in the event that its tentative net capital is less than $6 billion. As of both December 2022 and December 2021, GS&Co. had tentative net capital and net capital in excess of both the minimum and the notification requirements.
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
The table below presents GSI’s risk-based capital requirements.

	As of December
	2022	2021
Risk-based capital requirements
CET1 capital ratio	8.7%	8.1%
Tier 1 capital ratio	10.7%	9.9%
Total capital ratio	13.3%	12.4%
In the table above, the risk-based capital requirements incorporate capital guidance received from the PRA and could change in the future.
The table below presents information about GSI’s risk-based capital ratios.

	As of December
$ in millions	2022	2021
Risk-based capital and risk-weighted assets
CET1 capital	$31,780	$28,810
Tier 1 capital	$40,080	$37,110
Tier 2 capital	$5,377	$5,377
Total capital	$45,457	$42,487
RWAs	$247,653	$269,762
Risk-based capital ratios
CET1 capital ratio	12.8%	10.7%
Tier 1 capital ratio	16.2%	13.8%
Total capital ratio	18.4%	15.7%
In the table above, the risk-based capital ratios as of December 2022 reflected profits after foreseeable charges that are still subject to audit by GSI’s external auditors and approval by GSI's Board of Directors for inclusion in risk-based capital. These profits contributed approximately 9 basis points to the CET1 capital ratio as of December 2022.
GSI is also subject to the minimum leverage ratio requirement of 3.25% established by the PRA, which became effective in January 2023. GSI had a leverage ratio of 6.1% as of December 2022. The leverage ratio as of December 2022 reflected profits after foreseeable charges that are still subject to audit by GSI’s external auditors and approval by GSI's Board of Directors for inclusion in risk-based capital. These profits contributed approximately 7 basis points to the leverage ratio as of December 2022.
GSI is a registered swap dealer with the CFTC and a registered security-based swap dealer with the SEC. As of both December 2022 and December 2021, GSI was subject to and in compliance with applicable capital requirements for swap dealers and security-based swap dealers.
GSI is also subject to a minimum requirement for own funds and eligible liabilities issued to affiliates. This requirement is subject to a transitional period which began to phase in from January 2019 and became fully effective beginning in January 2022. As of both December 2022 and December 2021, GSI was in compliance with this requirement.
GSJCL, our Japanese broker-dealer, is regulated by Japan’s Financial Services Agency. GSJCL and certain other non-U.S. subsidiaries are also subject to capital requirements promulgated by authorities of the countries in which they operate. As of both December 2022 and December 2021, these subsidiaries were in compliance with their local capital requirements.
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

Goldman Sachs 2022 Form 10-K	87

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
Other Matters
Replacement of Interbank Offered Rates (IBORs), including LIBOR. On January 1, 2022, the publication of all EUR, CHF, JPY and GBP LIBOR (non-USD LIBOR) settings along with certain USD LIBOR settings ceased. The publication of the most commonly used USD LIBOR settings as representative rates will cease after June 2023. The FCA has allowed the publication and use of synthetic rates for certain GBP LIBOR settings in legacy GBP LIBOR-based derivative contracts through March 2024. The FCA has proposed to allow the publication and use of synthetic rates for certain USD LIBOR settings in legacy USD LIBOR-based derivative contracts through September 2024. The U.S. federal banking agencies’ guidance strongly encourages banking organizations to cease using USD LIBOR.
The International Swaps and Derivatives Association (ISDA) 2020 IBOR Fallbacks Protocol (IBOR Protocol) has provided derivatives market participants with amended fallbacks for legacy and new derivative contracts to mitigate legal or economic uncertainty. Both counterparties have to adhere to the IBOR Protocol or engage in bilateral amendments for the terms to be effective for derivative contracts. ISDA has confirmed that the FCA’s formal announcement to cease both non-USD and USD LIBOR settings fixed the spread adjustment for all LIBOR rates and as a result fallbacks applied automatically for non-USD LIBOR settings following December 31, 2021 and will apply automatically for USD LIBOR settings following June 30, 2023. The Adjustable Interest Rate (LIBOR) Act, that was enacted in March 2022, provides a statutory framework to replace USD LIBOR with a benchmark rate based on the Secured Overnight Financing Rate (SOFR) for contracts governed by U.S. law that have no fallbacks or fallbacks that would require the use of a poll or LIBOR-based rate. In December 2022, the FRB adopted a final rule that implements the LIBOR Act, which will become effective on February 27, 2023. The final rule identifies different SOFR-based replacement rates for derivative contracts, for cash instruments such as floating-rate notes and preferred stock, for consumer contracts, for certain government-sponsored enterprise contracts and for certain student loan securitizations that lack a fallback to an alternative rate when USD LIBOR ceases to be published on June 30, 2023.
We facilitated an orderly transition from non-USD LIBORs to alternative risk-free reference rates and synthetic rates for us and our clients, and continue to make progress on our transition program as it relates to USD LIBOR.

Our risk exposure to USD LIBOR is primarily in connection with our derivative contracts and, to a lesser extent, our unsecured debt, preferred stock and loan portfolio. As of December 2022, the notional amount of our USD LIBOR-based derivative contracts was approximately $6 trillion, of which approximately $5 trillion will mature after June 2023 based on their contractual terms. Substantially all of such derivative contracts are with counterparties under bilateral agreements subject to the IBOR Protocol, or with central clearing counterparties or exchanges which have incorporated fallbacks consistent with the IBOR Protocol in their rulebooks and have announced that they plan to convert USD LIBOR contracts to alternative risk-free reference rates. Our unsecured benchmark debt and preferred stock with USD LIBOR exposure was approximately $29.0 billion as of December 2022, of which $26.4 billion will contractually mature after June 2023 or is perpetual and has no stated maturity date. Under the FRB’s final rule and the LIBOR Act, we will replace our USD LIBOR-based unsecured benchmark debt and preferred stock with term SOFR plus the statutorily prescribed tenor spread. This transition will take place following USD LIBOR cessation on June 30, 2023. In addition, our USD LIBOR-based loans were approximately $33.1 billion as of December 2022, of which approximately $30.5 billion will mature after June 2023 based on their contractual terms. A vast majority of such loans contain fallback provisions in the related loan agreements and we are actively engaging with our clients and syndicate partners to remediate the remaining loans agreements.
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

88	Goldman Sachs 2022 Form 10-K

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

Off-Balance Sheet Arrangement	Disclosure in Form 10-K
Variable interests and other obligations, including contingent obligations, arising from variable interests in nonconsolidated variable interest entities (VIEs)	See Note 17 to the consolidated financial statements.
Guarantees, and lending and other commitments	See Note 18 to the consolidated financial statements.
Derivatives	See “Risk Management — Credit Risk Management — Credit Exposures — OTC Derivatives” and Notes 4, 5, 7 and 18 to the consolidated financial statements.

Goldman Sachs 2022 Form 10-K	89

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
Risk Management
Risks are inherent in our businesses and include liquidity, market, credit, operational, model, legal, compliance, conduct, regulatory and reputational risks. For further information about our risk management processes, see “Overview and Structure of Risk Management,” and for information about our areas of risk, see “Liquidity Risk Management,” “Market Risk Management,” “Credit Risk Management,” “Operational Risk Management,” “Model Risk Management” and “Other Risk Management,” as well as “Risk Factors” in Part I, Item 1A of this Form 10-K.
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
The Board receives regular briefings on firmwide risks, including liquidity risk, market risk, credit risk, operational risk, model risk and climate risk, from our independent risk oversight and control functions, including the chief risk officer, and on compliance risk and conduct risk from Compliance, on legal and regulatory enforcement matters from the chief legal officer, and on other matters impacting our reputation from the chair and vice-chairs of our Firmwide Reputational Risk Committee. The chief risk officer reports to our chief executive officer and to the Risk Committee of the Board. As part of the review of the firmwide risk portfolio, the chief risk officer regularly advises the Risk Committee of the Board of relevant risk metrics and material exposures, including risk limits and thresholds established in our risk appetite statement.
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

90	Goldman Sachs 2022 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
The three lines of defense structure promotes the accountability of first line risk takers, provides a framework for effective challenge by the second line and empowers independent review from the third line.
Processes. We maintain various processes that are critical components of our risk management framework, including (i) risk identification and control assessment, (ii) risk appetite, limit and threshold setting, (iii) risk metrics, reporting and monitoring, and (iv) risk decision-making.
•Risk Identification and Control Assessment. We believe the identification of our risks and related control assessment is a critical step in providing our Board and senior management transparency and insight into the range and materiality of our risks. We have a comprehensive data collection process, including firmwide policies and procedures that require all employees to report and escalate risk events. Our approach for risk identification and control assessment is comprehensive across all risk types, is dynamic and forward-looking to reflect and adapt to our changing risk profile and business environment, leverages subject matter expertise, and allows for prioritization of our most critical risks. This approach also encompasses our control assessment, led by our second line of defense, to review and challenge the control environment to ensure it supports our strategic business plan.
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

•Risk Appetite, Limit and Threshold Setting. We apply a rigorous framework of limits and thresholds to control and monitor risk across transactions, products, businesses and markets. The Board, directly or indirectly through its Risk Committee, approves limits and thresholds included in our risk appetite statement at firmwide, business and product levels. In addition, the Firmwide Risk Appetite Committee, through delegated authority from the Firmwide Enterprise Risk Committee, is responsible for approving our risk limits and thresholds policy, subject to the overall limits approved by the Risk Committee of the Board, and monitoring these limits.
The Firmwide Risk Appetite Committee is responsible for approving limits at firmwide, business and product levels. Certain limits may be set at levels that will require periodic adjustment, rather than at levels that reflect our maximum risk appetite. This fosters an ongoing dialogue about risk among our first and second lines of defense, committees and senior management, as well as rapid escalation of risk-related matters. Additionally, through delegated authority from the Firmwide Risk Appetite Committee, Market Risk sets limits at certain product and desk levels, and Credit Risk sets limits for individual counterparties and their subsidiaries, industries and countries. Limits are reviewed regularly and amended on a permanent or temporary basis to reflect changing market conditions, business conditions or risk tolerance.
•Risk Metrics, Reporting and Monitoring. Effective risk reporting and risk decision-making depends on our ability to get the right information to the right people at the right time. As such, we focus on the rigor and effectiveness of our risk systems, with the objective of ensuring that our risk management technology systems provide us with complete, accurate and timely information. Our risk metrics, reporting and monitoring processes are designed to take into account information about both existing and emerging risks, thereby enabling our risk committees and senior management to perform their responsibilities with the appropriate level of insight into risk exposures. Furthermore, our limit and threshold breach processes provide means for timely escalation. We evaluate changes in our risk profile and our businesses, including changes in business mix or jurisdictions in which we operate, by monitoring risk factors at a firmwide level.

Goldman Sachs 2022 Form 10-K	91

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
The chart below presents an overview of our risk management governance structure.

92	Goldman Sachs 2022 Form 10-K

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
Firmwide Enterprise Risk Committee. The Firmwide Enterprise Risk Committee is responsible for overseeing all of our financial and nonfinancial risks. As part of such oversight, the committee is responsible for the ongoing review, approval and monitoring of our enterprise risk management framework, as well as our risk limits and thresholds policy, through delegated authority to the Firmwide Risk Appetite Committee. This committee also reviews new significant strategic business initiatives to determine whether they are consistent with our risk appetite and risk management capabilities. Additionally, the Firmwide Enterprise Risk Committee performs enhanced reviews of significant risk events, the top residual and emerging risks, and the overall risk and control environment in each of our business units in order to propose uplifts, identify elements that are common to all business units and analyze the consolidated residual risks that we face. This committee, which reports to the Management Committee, is co-chaired by our president and chief operating officer and our chief risk officer, who are appointed as chairs by our chief executive officer, and the vice-chair is our chief financial officer, who is appointed as vice-chair by the chairs of the Firmwide Enterprise Risk Committee. The following are the primary committees or councils that report to the Firmwide Enterprise Risk Committee (unless otherwise noted):
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

•Firmwide Operational Risk and Resilience Committee. The Firmwide Operational Risk and Resilience Committee is responsible for overseeing operational risk, and for ensuring our business and operational resilience. To assist the Firmwide Operational Risk and Resilience Committee in carrying out its mandate, other risk committees with dedicated oversight for technology-related risks, including cybersecurity matters, report into the Firmwide Operational Risk and Resilience Committee. This committee is co-chaired by our chief administrative officer for EMEA and our head of Operational Risk, who are appointed as chairs by the chairs of the Firmwide Enterprise Risk Committee.
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
•Firmwide Risk Appetite Committee. The Firmwide Risk Appetite Committee (through delegated authority from the Firmwide Enterprise Risk Committee) is responsible for the ongoing approval and monitoring of risk frameworks, policies and parameters related to our core risk management processes, as well as limits and thresholds, at firmwide, business and product levels. In addition, this committee is responsible for overseeing our financial risks and reviews the results of stress tests and scenario analyses. To assist the Firmwide Risk Appetite Committee in carrying out its mandate, a number of other risk committees with dedicated oversight for stress testing, model risks, Volcker Rule compliance, as well as our investments or other capital commitments that may give rise to financial risk, report into the Firmwide Risk Appetite Committee. This committee is chaired by our chief risk officer, who is appointed as chair by the chairs of the Firmwide Enterprise Risk Committee. The Firmwide Capital Committee and Firmwide Commitments Committee report to the Firmwide Risk Appetite Committee.
Firmwide Capital Committee. The Firmwide Capital Committee provides approval and oversight of debt-related transactions, including principal commitments of our capital. This committee aims to ensure that business, reputational and suitability standards for underwritings and capital commitments are maintained on a global basis. This committee is co-chaired by our head of Credit Risk and a co-head of our Global Financing Group, who are appointed as chairs by the chair of the Firmwide Risk Appetite Committee.

Goldman Sachs 2022 Form 10-K	93

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
Firmwide Commitments Committee. The Firmwide Commitments Committee reviews our underwriting and distribution activities with respect to equity and equity-related product offerings, and sets and maintains policies and procedures designed to ensure that legal, reputational, regulatory and business standards are maintained on a global basis. In addition to reviewing specific transactions, this committee periodically conducts general strategic reviews of sectors and products and establishes policies in connection with transaction practices. This committee is co-chaired by our chief equity underwriting officer for the Americas, a co-chairman of our Global Financial Institutions Group and a co-head of our Global Investment Grade Capital Markets and Risk Management Group in Global Banking & Markets, who are appointed as chairs by the chair of the Firmwide Risk Appetite Committee.
•Firmwide Reputational Risk Committee. The Firmwide Reputational Risk Committee is responsible for assessing reputational risks arising from transactions that have been identified as having potential heightened reputational risk pursuant to the criteria established by the Firmwide Reputational Risk Committee and as determined by committee leadership. This committee is also responsible for overseeing client-related business standards and addressing client-related reputational risk. This committee is chaired by our president and chief operating officer, who is appointed as chair by our chief executive officer, and the vice-chairs are our chief legal officer and the head of Conflicts Resolution, who are appointed as vice-chairs by the chair of the Firmwide Reputational Risk Committee. This committee periodically provides updates to, and receives guidance from, the Public Responsibilities Committee of the Board. The Firmwide Suitability Committee reports to the Firmwide Reputational Risk Committee.
Firmwide Suitability Committee. The Firmwide Suitability Committee is responsible for setting standards and policies for product, transaction and client suitability and providing a forum for consistency across functions, regions and products on suitability assessments. This committee also reviews suitability matters escalated from other committees. This committee is co-chaired by our chief compliance officer, and the head of Net Zero Transition Solutions in Global Banking & Markets, who are appointed as chairs by the chair of the Firmwide Reputational Risk Committee.

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
Liquidity Risk, which is independent of our revenue-producing units and Treasury, and reports to our chief risk officer, has primary responsibility for identifying, monitoring and managing our liquidity risk through firmwide oversight across our global businesses and the establishment of stress testing and limits frameworks.

94	Goldman Sachs 2022 Form 10-K

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

Goldman Sachs 2022 Form 10-K	95

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

Group Inc. has provided substantial amounts of equity and subordinated indebtedness, directly or indirectly, to its regulated subsidiaries. For example, as of December 2022, Group Inc. had $39.33 billion of equity and subordinated indebtedness invested in GS&Co., its principal U.S. registered broker-dealer; $47.74 billion invested in GSI, a regulated U.K. broker-dealer; $2.62 billion invested in GSJCL, a regulated Japanese broker-dealer; $52.55 billion invested in GS Bank USA, a regulated New York State-chartered bank; and $4.25 billion invested in GSIB, a regulated U.K. bank. Group Inc. also provides financing, directly or indirectly, in the form of: $108.14 billion of unsubordinated loans (including secured loans of $52.93 billion) and $30.16 billion of collateral and cash deposits to these entities as of December 2022. In addition, as of December 2022, Group Inc. had significant amounts of capital invested in and loans to its other regulated subsidiaries.
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

96	Goldman Sachs 2022 Form 10-K

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

Goldman Sachs 2022 Form 10-K	97

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
GCLA and Unencumbered Metrics
GCLA. Based on the results of our internal liquidity risk models, described above, as well as our consideration of other factors, including, but not limited to, a qualitative assessment of our condition, as well as the financial markets, we believe our liquidity position as of both December 2022 and December 2021 was appropriate. We strictly limit our GCLA to a narrowly defined list of securities and cash because they are highly liquid, even in a difficult funding environment. We do not include other potential sources of excess liquidity in our GCLA, such as less liquid unencumbered securities or committed credit facilities.
The table below presents information about our GCLA.

	Average for the
	Three Months		Year Ended
	Ended December		December
$ in millions	2022	2021	2022	2021
Denomination
U.S. dollar	$312,414	$230,720	$281,427	$217,797
Non-U.S. dollar	96,404	122,401	116,655	116,723
Total	$408,818	$353,121	$398,082	$334,520

Asset Class
Overnight cash deposits	$217,141	$188,223	$228,203	$173,000
U.S. government obligations	149,519	107,898	126,349	108,260
U.S. agency obligations	12,789	13,154	11,007	10,183
Non-U.S. government obligations	29,369	43,846	32,523	43,077
Total	$408,818	$353,121	$398,082	$334,520

Entity Type
Group Inc. and Funding IHC	$69,386	$54,489	$64,579	$53,205
Major broker-dealer subsidiaries	109,502	107,279	113,887	104,326
Major bank subsidiaries	229,930	191,353	219,616	176,989
Total	$408,818	$353,121	$398,082	$334,520
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
Other Unencumbered Assets. In addition to our GCLA, we have a significant amount of other unencumbered cash and financial instruments, including other government obligations, high-grade money market securities, corporate obligations, marginable equities, loans and cash deposits not included in our GCLA. The fair value of our unencumbered assets averaged $273.49 billion for the three months ended December 2022, $271.65 billion for the three months ended December 2021, $275.69 billion for the year ended December 2022 and $249.32 billion for the year ended December 2021. We do not consider these assets liquid enough to be eligible for our GCLA.
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
The table below presents information about our average daily LCR.

	Average for the Three Months Ended
	December	September	December
$ in millions	2022	2022	2021
Total HQLA	$401,836	$407,969	$342,047
Eligible HQLA	$291,118	$279,121	$248,570
Net cash outflows	$226,532	$224,408	$203,623
LCR	129%	124%	122%

98	Goldman Sachs 2022 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
As a BHC, we are subject to a net stable funding ratio (NSFR) requirement established by the U.S. federal bank regulatory agencies, which requires large U.S. banking organizations to ensure they have access to stable funding over a one-year time horizon. The rule also requires disclosure of our quarterly average daily NSFR on a semi-annual basis and a description of the banking organization’s stable funding sources. We will begin doing so in August 2023. Our NSFR as of December 2022 exceeded the minimum requirement.
The following provides information about our subsidiary liquidity regulatory requirements:
•GS Bank USA. GS Bank USA is subject to a minimum LCR of 100% under the LCR rule approved by the U.S. federal bank regulatory agencies. As of December 2022, GS Bank USA’s LCR exceeded the minimum requirement. The NSFR requirement described above also applies to GS Bank USA. As of December 2022, GS Bank USA’s NSFR exceeded the minimum requirement.
•GSI and GSIB. GSI and GSIB are subject to a minimum LCR of 100% under the LCR rule approved by the U.K. regulatory authorities. GSI’s and GSIB’s average monthly LCR for the trailing twelve-month period ended December 2022 exceeded the minimum requirement. GSI and GSIB are subject to the applicable NSFR requirement in the U.K. As of December 2022, both GSI’s and GSIB’s NSFR exceeded the minimum requirement.
•GSBE. GSBE is subject to a minimum LCR of 100% under the LCR rule approved by the European Parliament and Council. GSBE’s average monthly LCR for the trailing twelve-month period ended December 2022 exceeded the minimum requirement. GSBE is subject to the applicable NSFR requirement in the E.U. As of December 2022, GSBE’s NSFR exceeded the minimum requirement.
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

As of December 2022
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
•The ratings for trust preferred relate to the guaranteed preferred beneficial interests issued by Goldman Sachs Capital I.
•The DBRS, Fitch, Moody’s and S&P ratings for preferred stock include the APEX issued by Goldman Sachs Capital II and Goldman Sachs Capital III.

Goldman Sachs 2022 Form 10-K	99

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
The table below presents the unsecured credit ratings and outlook of GS Bank USA, GSIB, GSBE, GS&Co. and GSI.

As of December 2022
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
Year Ended December 2022. Our cash and cash equivalents decreased by $19.21 billion to $241.83 billion at the end of 2022, primarily due to net cash used for investing activities, partially offset by net cash provided by financing activities. The net cash used for investing activities primarily reflected purchases of investments (primarily U.S. government obligations accounted for as held-to-maturity) and an increase in net lending activities (reflecting increases in other collateralized and consumer loans). The net cash provided by financing activities primarily reflected cash inflows from net issuances of unsecured long-term borrowings and deposits (reflecting increases in transaction banking and private bank and consumer deposits, partially offset by a decrease in other deposits). The net cash provided by operating activities primarily reflected cash inflows from trading assets and liabilities, customer and other receivables and payables, net (reflecting both a decrease in customer and other receivables and an increase in customer and other payables), net earnings and loans held for sale, net, partially offset by cash outflows from collateralized transactions (reflecting both a decrease in collateralized financings and an increase in collateralized agreements). The decrease in cash and cash equivalents as a result of changes in foreign exchange rates was due to the U.S. dollar strengthening during the year. Such amount was $11.56 billion for 2022 ($3.42 billion for the three months ended March 2022, $10.34 billion for the six months ended June 2022 and $18.17 billion for the nine months ended September 2022).
Year Ended December 2021. Our cash and cash equivalents increased by $105.19 billion to $261.04 billion at the end of 2021, primarily due to net cash provided by financing activities, partially offset by net cash used for investing activities. The net cash provided by financing activities primarily reflected an increase in net deposits (reflecting increases across channels) and net issuances of unsecured long-term borrowings. The net cash used for investing activities primarily reflected purchases of investments and an increase in net lending activities, partially offset by sales and paydowns of investments.
For an analysis of cash flows for the year ended December 2020, see Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2021.

100	Goldman Sachs 2022 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
Market Risk Management
Overview
Market risk is the risk of an adverse impact to our earnings due to changes in market conditions. Our assets and liabilities that give rise to market risk primarily include positions held for market making for our clients and for our investing and financing activities, and these positions change based on client demands and our investment opportunities. We employ a variety of risk measures, each described in the respective sections below, to monitor market risk. Categories of market risk include the following:
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
Managers in revenue-producing units, Treasury and Market Risk discuss market information, positions and estimated loss scenarios on an ongoing basis. Managers in revenue-producing units and Treasury are accountable for managing risk within prescribed limits. These managers have in-depth knowledge of their positions, markets and the instruments available to hedge their exposures.

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
Our market risk management systems enable us to perform an independent calculation of Value-at-Risk (VaR), Earnings-at-Risk (EaR) and other stress measures, capture risk measures at individual position levels, attribute risk measures to individual risk factors of each position, report many different views of the risk measures (e.g., by desk, business, product type or entity) and produce ad hoc analyses in a timely manner.
Risk Measures
We produce risk measures and monitor them against established market risk limits. These measures reflect an extensive range of scenarios and the results are aggregated at product, business and firmwide levels.
We use a variety of risk measures to estimate the size of potential losses for both moderate and more extreme market moves over both short- and long-term time horizons. Our primary risk measures are VaR, EaR and other stress tests.
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

Goldman Sachs 2022 Form 10-K	101

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
Our VaR measure does not include:
•Positions that are not accounted for at fair value, such as held-to-maturity securities and loans, deposits and unsecured borrowings that are accounted for at amortized cost;
•Available-for-sale securities for which the related unrealized fair value gains and losses are included in accumulated other comprehensive income/(loss);
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

Earnings-at-Risk. Beginning in the fourth quarter of 2022, we started managing our interest rate risk using the EaR metric. EaR measures the estimated impact of changes in interest rates to our net revenues and preferred stock dividends over a defined time horizon. EaR complements the VaR metric, which measures the impact of interest rate changes that have an immediate impact on the fair values of our assets and liabilities (i.e., mark-to-market changes). Our exposure to interest rate risk occurs due to a variety of factors, including, but not limited to:
•Differences in maturity or repricing dates of assets, liabilities, preferred stock and certain off-balance sheet instruments.
•Differences in the amounts of assets, liabilities, preferred stock and certain off-balance sheet instruments with the same maturity or repricing dates.
•Certain interest rate sensitive fees.
Treasury manages the aggregated interest rate risk from all businesses through our investment securities portfolio and interest rate derivatives. We measure EaR over a one-year time horizon following a 100-basis point instantaneous parallel shock in both short- and long-term interest rates. This sensitivity is calculated relative to a baseline market scenario, which takes into consideration, among other things, the market’s expectation of forward rates, as well as our expectation of future business activity. This scenario includes contractual elements of assets, liabilities, preferred stock, and certain off-balance sheet instruments, such as rates of interest, principal repayment schedules, maturity and reset dates, and any interest rate ceilings or floors, as well as assumptions with respect to our balance sheet size and composition, deposit repricing and prepayment behavior. We manage EaR with a goal to reduce potential volatility resulting from changes in interest rates so it remains within our EaR risk appetite. Our EaR scenario is regularly evaluated and updated, if necessary, to reflect changes in our business plans, market conditions and other macroeconomic factors. While management uses the best information available to estimate EaR, actual results may differ materially as a result of, among other things, changes in the economic environment or assumptions used in the process.
Risk, which is independent of our revenue-producing units, and Treasury, have primary responsibility for assessing and monitoring EaR through firmwide oversight, including oversight of EaR stress testing and assumptions, and the establishment of our EaR risk appetite.

102	Goldman Sachs 2022 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
Stress Testing. Stress testing is a method of determining the effect of various hypothetical stress scenarios. In addition to EaR, we use other stress tests to examine risks of specific portfolios, as well as the potential impact of our significant risk exposures. We use a variety of stress testing techniques to calculate the potential loss from a wide range of market moves on our portfolios, including firmwide stress tests, sensitivity analysis and scenario analysis. The results of our various stress tests are analyzed together for risk management purposes. See “Overview and Structure of Risk Management” for information about firmwide stress tests.
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
Limits
We use market risk limits at various levels to manage the size of our market exposures. These limits are set based on VaR, EaR and on a range of stress tests relevant to our exposures. See “Overview and Structure of Risk Management” for information about the limit approval process.
Limits are monitored by Treasury and Risk. Risk is responsible for identifying and escalating to senior management and/or the appropriate risk committee, on a timely basis, instances where limits have been exceeded (e.g., due to positional changes or changes in market conditions, such as increased volatilities or changes in correlations). Such instances are remediated by a reduction in the positions we hold and/or a temporary or permanent increase to the limit, if warranted.
Metrics
We analyze VaR at the firmwide level and a variety of more detailed levels, including by risk category, business and region. Diversification effect in the tables below represents the difference between total VaR and the sum of the VaRs for the four risk categories. This effect arises because the four market risk categories are not perfectly correlated.
The table below presents our average daily VaR.

	Year Ended December
$ in millions	2022	2021
Categories
Interest rates	$97	$60
Equity prices	33	43
Currency rates	32	13
Commodity prices	47	25
Diversification effect	(95)	(55)
Total	$114	$86
Our average daily VaR increased to $114 million in 2022 from $86 million in 2021, due to higher levels of volatility, partially offset by reduced exposures. The total increase was driven by increases in the interest rates, commodity prices and currency rates categories, partially offset by an increase in the diversification effect and a decrease in the equity prices category.
The table below presents our period-end VaR.

	As of December
$ in millions	2022	2021
Categories
Interest rates	$108	$69
Equity prices	27	31
Currency rates	35	19
Commodity prices	18	30
Diversification effect	(85)	(58)
Total	$103	$91
Our period-end VaR increased to $103 million as of December 2022 from $91 million as of December 2021, due to higher levels of volatility, partially offset by reduced exposures. The total increase was primarily driven by increases in the interest rates and currency rates categories, partially offset by an increase in the diversification effect and a decrease in the commodity prices category.
During 2022, the firmwide VaR risk limit was exceeded on six occasions (all of which occurred during March 2022) primarily due to higher levels of volatility generally resulting from broad macroeconomic and geopolitical concerns. These limit breaches were resolved by temporary increases in the firmwide VaR risk limit and subsequent risk reductions. During this period, the firmwide VaR risk limit was also permanently increased due to higher levels of volatility. During 2021, the firmwide VaR risk limit was not exceeded and there were no permanent or temporary changes to the firmwide VaR risk limit.

Goldman Sachs 2022 Form 10-K	103

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
The table below presents our high and low VaR.

	Year Ended December
	2022		2021
$ in millions	High	Low	High	Low
Categories
Interest rates	$139	$57	$74	$49
Equity prices	$48	$25	$71	$30
Currency rates	$55	$16	$20	$8
Commodity prices	$82	$18	$45	$14
Firmwide
VaR	$158	$76	$105	$69
The chart below presents our daily VaR for 2022.

210
180
150
120
90
60
30
0
Daily VaR
(in millions)
First Quarter
2022
Second Quarter
2022
Third Quarter
2022
Fourth Quarter
2022

The table below presents, by number of business days, the frequency distribution of our daily net revenues for positions included in VaR.

	Year Ended December
$ in millions	2022	2021
>$100	92	53
$75 – $100	25	45
$50 – $75	29	42
$25 – $50	33	33
$0 – $25	36	45
$(25) – $0	17	24
$(50) – $(25)	13	6
$(75) – $(50)	1	2
$(100) – $(75)	3	1
<$(100)	2	1
Total	251	252
Daily net revenues for positions included in VaR are compared with VaR calculated as of the end of the prior business day. Net losses incurred on a single day for such positions exceeded our 95% one-day VaR (i.e., a VaR exception) on two occasions during 2022 and on one occasion during 2021.
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

	As of December
$ in millions	2022	2021
Equity	$1,621	$1,953
Debt	1,986	2,244
Total	$3,607	$4,197
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
•These measures do not reflect the diversification effect across asset categories or across other market risk measures.

104	Goldman Sachs 2022 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
Credit and Funding Spread Sensitivity on Derivatives and Financial Liabilities. VaR excludes the impact of changes in counterparty credit spreads, our own credit spreads and unsecured funding spreads on derivatives, as well as changes in our own credit spreads (debt valuation adjustment) on financial liabilities for which the fair value option was elected. The estimated sensitivity to a one basis point increase in credit spreads (counterparty and our own) and unsecured funding spreads on derivatives (including hedges) was a loss of $1 million as of both December 2022 and December 2021. In addition, the estimated sensitivity to a one basis point increase in our own credit spreads on financial liabilities for which the fair value option was elected was a gain of $37 million as of December 2022 and $33 million as of December 2021. However, the actual net impact of a change in our own credit spreads is also affected by the liquidity, duration and convexity (as the sensitivity is not linear to changes in yields) of those financial liabilities for which the fair value option was elected, as well as the relative performance of any hedges undertaken.
Earnings-at-Risk. The table below presents the impact of a parallel shift in rates on our net revenues and preferred stock dividends over the next 12 months relative to the baseline scenario.

	As of December
$ in millions	2022	2021
+100 basis points parallel shift in rates	$104	$782
-100 basis points parallel shift in rates	$(104)	N.M.
In the table above:
•The EaR metric utilized various assumptions, including, among other things, balance sheet size and composition, deposit repricing and prepayment behavior, all of which have inherent uncertainties. The EaR metric does not represent a forecast of our net revenues and preferred stock dividends.
•The change in our sensitivities as of December 2022 compared to December 2021 primarily reflects the impact of changes in our investment securities portfolio and interest rate derivatives.
•The -100 basis points parallel shift in rates scenario was not meaningful as of December 2021 given the low interest rate environment.

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
Financial Statement Linkages to Market Risk Measures
We employ a variety of risk measures, each described in the respective sections above, to monitor market risk across the consolidated balance sheets and consolidated statements of earnings. The related gains and losses on these positions are included in market making, other principal transactions, interest income and interest expense in the consolidated statements of earnings, and debt valuation adjustment and unrealized gains/(losses) on available-for-sale securities in the consolidated statements of comprehensive income.
The table below presents certain assets and liabilities accounted for at fair value in our consolidated balance sheets and the market risk measures used to assess those assets and liabilities.

Assets or Liabilities	Market Risk Measures
Collateralized agreements and financings	VaR
Customer and other receivables	10% Sensitivity Measures
Trading assets and liabilities	VaR Credit Spread Sensitivity
Investments	VaR 10% Sensitivity Measures
Loans	VaR 10% Sensitivity Measures
Other assets and liabilities	VaR
Deposits	VaR Credit Spread Sensitivity
Unsecured borrowings	VaR Credit Spread Sensitivity
In addition to the above, we measure the interest rate risk for all positions within our consolidated balance sheets using the EaR metric.

Goldman Sachs 2022 Form 10-K	105

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
Our risk assessment process may also include, where applicable, reviewing certain key metrics, including, but not limited to, delinquency status, collateral value, FICO credit scores and other risk factors.
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

106	Goldman Sachs 2022 Form 10-K

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

Goldman Sachs 2022 Form 10-K	107

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
Credit Exposures
As of December 2022, our aggregate credit exposure decreased compared with December 2021, primarily reflecting decreases in receivables from clearing organizations and cash deposits with central banks, partially offset by an increase in loans and lending commitments. The percentage of our credit exposures arising from non-investment-grade counterparties (based on our internally determined public rating agency equivalents) decreased compared with December 2021, primarily reflecting a decrease in non-investment-grade loans and lending commitments. Our credit exposures are described further below.
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

	As of December
$ in millions	2022	2021
Cash and Cash Equivalents	$224,889	$236,168

Industry
Financial Institutions	6%	5%
Sovereign	94%	95%
Total	100%	100%

Region
Americas	77%	55%
EMEA	19%	36%
Asia	4%	9%
Total	100%	100%

Credit Quality (Credit Rating Equivalent)
AAA	89%	64%
AA	5%	24%
A	6%	11%
BBB	–	1%
Total	100%	100%
The table above excludes cash segregated for regulatory and other purposes of $16.94 billion as of December 2022 and $24.87 billion as of December 2021.
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
The table below presents our net credit exposure from OTC derivatives and the concentration by industry and region.

	As of December
$ in millions	2022	2021
OTC derivative assets	$53,399	$58,637
Collateral (not netted under U.S. GAAP)	(15,823)	(17,245)
Net credit exposure	$37,576	$41,392
Industry
Consumer & Retail	3%	2%
Diversified Industrials	8%	10%
Financial Institutions	20%	15%
Funds	19%	13%
Healthcare	1%	1%
Municipalities & Nonprofit	2%	5%
Natural Resources & Utilities	34%	33%
Sovereign	7%	8%
Technology, Media & Telecommunications	4%	8%
Other (including Special Purpose Vehicles)	2%	5%
Total	100%	100%
Region
Americas	49%	53%
EMEA	43%	37%
Asia	8%	10%
Total	100%	100%
Our credit exposure (before any potential recoveries) to OTC derivative counterparties that defaulted during 2022 remained low, representing less than 2% of our total credit exposure from OTC derivatives.
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

108	Goldman Sachs 2022 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
The table below presents the distribution of our net credit exposure from OTC derivatives by tenor.

$ in millions	Investment- Grade	Non-Investment- Grade / Unrated	Total
As of December 2022
Less than 1 year	$23,112	$8,812	$31,924
1 – 5 years	26,627	8,355	34,982
Greater than 5 years	58,354	4,342	62,696
Total	108,093	21,509	129,602
Netting	(83,531)	(8,495)	(92,026)
Net credit exposure	$24,562	$13,014	$37,576
As of December 2021
Less than 1 year	$27,668	$11,203	$38,871
1 – 5 years	21,746	9,515	31,261
Greater than 5 years	64,670	6,590	71,260
Total	114,084	27,308	141,392
Netting	(89,244)	(10,756)	(100,000)
Net credit exposure	$24,840	$16,552	$41,392
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

	Investment-Grade
$ in millions	AAA	AA	A	BBB	Total
As of December 2022
Less than 1 year	$521	$2,113	$10,516	$9,962	$23,112
1 – 5 years	1,684	5,383	9,057	10,503	26,627
Greater than 5 years	5,594	16,063	21,060	15,637	58,354
Total	7,799	23,559	40,633	36,102	108,093
Netting	(5,025)	(20,582)	(31,956)	(25,968)	(83,531)
Net credit exposure	$2,774	$2,977	$8,677	$10,134	$24,562
As of December 2021
Less than 1 year	$1,017	$4,926	$12,481	$9,244	$27,668
1 – 5 years	1,150	3,071	8,298	9,227	21,746
Greater than 5 years	13,777	5,421	23,867	21,605	64,670
Total	15,944	13,418	44,646	40,076	114,084
Netting	(13,535)	(9,501)	(36,005)	(30,203)	(89,244)
Net credit exposure	$2,409	$3,917	$8,641	$9,873	$24,840
			Non-Investment-Grade / Unrated
$ in millions			BB or lower	Unrated	Total
As of December 2022
Less than 1 year			$8,245	$567	$8,812
1 – 5 years			8,150	205	8,355
Greater than 5 years			4,232	110	4,342
Total			20,627	882	21,509
Netting			(8,436)	(59)	(8,495)
Net credit exposure			$12,191	$823	$13,014
As of December 2021
Less than 1 year			$10,446	$757	$11,203
1 – 5 years			9,210	305	9,515
Greater than 5 years			6,320	270	6,590
Total			25,976	1,332	27,308
Netting			(10,683)	(73)	(10,756)
Net credit exposure			$15,293	$1,259	$16,552
Lending Activities. We manage our lending activities using the credit risk process, measures, limits and risk mitigants described above. Other lending positions, including secondary trading positions, are risk-managed as a component of market risk. In the fourth quarter of 2022, we changed the classification of our lending portfolio to better reflect the nature of the underlying collateral. Loans and lending commitments types in the table below include the addition of securities-based and other collateralized, as well as the removal of wealth management. This also resulted in reclassifications of certain loans and lending commitments in corporate and other to other collateralized. Prior periods have been conformed to the current presentation.
The table below presents our loans and lending commitments.

$ in millions	Loans	Lending Commitments	Total
As of December 2022
Corporate	$40,135	$139,718	$179,853
Commercial real estate	28,879	4,271	33,150
Residential real estate	23,035	3,192	26,227
Securities-based	16,671	508	17,179
Other collateralized	51,702	14,407	66,109
Consumer:
Installment	6,326	1,882	8,208
Credit cards	15,820	62,216	78,036
Other	2,261	944	3,205
Total	$184,829	$227,138	$411,967
Allowance for loan losses	$(5,543)	$(774)	$(6,317)
As of December 2021
Corporate	$37,643	$146,694	$184,337
Commercial real estate	29,000	6,736	35,736
Residential real estate	24,674	4,031	28,705
Securities-based	16,652	454	17,106
Other collateralized	38,263	17,253	55,516
Consumer:
Installment	3,672	9	3,681
Credit cards	8,212	35,932	44,144
Other	4,019	443	4,462
Total	$162,135	$211,552	$373,687
Allowance for loan losses	$(3,573)	$(776)	$(4,349)
In the table above, lending commitments excluded $4.85 billion as of December 2022 and $4.14 billion as of December 2021 relating to issued letters of credit which are classified as guarantees in our consolidated financial statements. See Note 18 to the consolidated financial statements for further information about guarantees.
See Note 9 to the consolidated financial statements for information about net charge-offs on wholesale and consumer loans, as well as past due and nonaccrual loans accounted for at amortized cost.

Goldman Sachs 2022 Form 10-K	109

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
Corporate. Corporate loans and lending commitments include term loans, revolving lines of credit, letter of credit facilities and bridge loans, and are principally used for operating and general corporate purposes, or in connection with acquisitions. Corporate loans are secured (typically by a senior lien on the assets of the borrower) or unsecured, depending on the loan purpose, the risk profile of the borrower and other factors.
The table below presents our credit exposure from corporate loans and lending commitments, and the concentration by industry, region, internally determined public rating agency equivalents and other credit metrics.

$ in millions	Loans	Lending Commitments	Total
As of December 2022
Corporate	$40,135	$139,718	$179,853

Industry
Consumer & Retail	10%	13%	12%
Diversified Industrials	18%	18%	18%
Financial Institutions	7%	8%	8%
Funds	3%	4%	4%
Healthcare	10%	12%	12%
Natural Resources & Utilities	9%	18%	16%
Real Estate	11%	5%	7%
Technology, Media & Telecommunications	26%	20%	21%
Other (including Special Purpose Vehicles)	6%	2%	2%
Total	100%	100%	100%

Region
Americas	57%	77%	73%
EMEA	34%	21%	24%
Asia	9%	2%	3%
Total	100%	100%	100%

Credit Quality (Credit Rating Equivalent)
AAA	–	2%	1%
AA	1%	5%	4%
A	5%	21%	18%
BBB	19%	38%	34%
BB or lower	75%	34%	43%
Total	100%	100%	100%

As of December 2021
Corporate	$37,643	$146,694	$184,337

Industry
Consumer & Retail	11%	14%	13%
Diversified Industrials	17%	17%	17%
Financial Institutions	7%	7%	7%
Funds	2%	3%	3%
Healthcare	10%	10%	10%
Natural Resources & Utilities	13%	17%	16%
Real Estate	10%	5%	6%
Technology, Media & Telecommunications	24%	25%	25%
Other (including Special Purpose Vehicles)	6%	2%	3%
Total	100%	100%	100%

Region
Americas	52%	76%	71%
EMEA	38%	21%	25%
Asia	10%	3%	4%
Total	100%	100%	100%

Credit Quality (Credit Rating Equivalent)
AAA	–	1%	1%
AA	1%	5%	4%
A	6%	17%	14%
BBB	15%	37%	33%
BB or lower	78%	40%	48%
Total	100%	100%	100%
Commercial Real Estate. Commercial real estate includes originated loans and lending commitments that are directly or indirectly secured by hotels, retail stores, multifamily housing complexes and commercial and industrial properties. Commercial real estate also includes loans and lending commitments extended to clients who warehouse assets that are directly or indirectly backed by commercial real estate. In addition, commercial real estate includes loans purchased by us.
The table below presents our credit exposure from commercial real estate loans and lending commitments, and the concentration by region, internally determined public rating agency equivalents and other credit metrics.

$ in millions	Loans	Lending Commitments	Total
As of December 2022
Commercial Real Estate	$28,879	$4,271	$33,150

Region
Americas	79%	74%	78%
EMEA	16%	17%	16%
Asia	5%	9%	6%
Total	100%	100%	100%

Credit Quality (Credit Rating Equivalent)
Investment-grade	18%	27%	19%
Non-investment-grade	82%	72%	80%
Unrated	–	1%	1%
Total	100%	100%	100%

As of December 2021
Commercial Real Estate	$29,000	$6,736	$35,736

Region
Americas	82%	78%	81%
EMEA	13%	10%	13%
Asia	5%	12%	6%
Total	100%	100%	100%

Credit Quality (Credit Rating Equivalent)
Investment-grade	22%	20%	21%
Non-investment-grade	77%	80%	78%
Unrated	1%	–	1%
Total	100%	100%	100%
In the table above, credit exposure includes loans and lending commitments of $10.28 billion as of December 2022 and $11.65 billion as of December 2021 which are extended to clients who warehouse assets that are directly or indirectly backed by commercial real estate.
In addition, we also have credit exposure to commercial real estate loans held for securitization of $119 million as of December 2022 and $922 million as of December 2021. Such loans are included in trading assets in our consolidated balance sheets.

110	Goldman Sachs 2022 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
Residential Real Estate. Residential real estate loans and lending commitments are primarily extended to wealth management clients and to clients who warehouse assets that are directly or indirectly secured by residential real estate. In addition, residential real estate includes loans purchased by us.
The table below presents our credit exposure from residential real estate loans and lending commitments, and the concentration by region, internally determined public rating agency equivalents and other credit metrics.

$ in millions	Loans	Lending Commitments	Total
As of December 2022
Residential Real Estate	$23,035	$3,192	$26,227

Region
Americas	96%	93%	95%
EMEA	3%	7%	4%
Asia	1%	–	1%
Total	100%	100%	100%

Credit Quality (Credit Rating Equivalent)
Investment-grade	16%	8%	15%
Non-investment-grade	61%	91%	64%
Other metrics	23%	1%	21%
Total	100%	100%	100%

As of December 2021
Residential Real Estate	$24,674	$4,031	$28,705

Region
Americas	96%	82%	94%
EMEA	2%	16%	4%
Asia	2%	2%	2%
Total	100%	100%	100%

Credit Quality (Credit Rating Equivalent)
Investment-grade	13%	21%	14%
Non-investment-grade	65%	70%	66%
Other metrics	21%	9%	19%
Unrated	1%	–	1%
Total	100%	100%	100%
In the table above:
•Credit exposure includes loans and lending commitments of $14.62 billion as of December 2022 and $16.89 billion as of December 2021 which are extended to clients who warehouse assets that are directly or indirectly secured by residential real estate.
•Other metrics category consists of loans where we use other key metrics to assess the borrower's credit quality, such as loan-to-value ratio, delinquency status, collateral value, expected cash flows and other risk factors.

In addition, we also have credit exposure to residential real estate loans held for securitization of $8.07 billion as of December 2022 and $11.57 billion as of December 2021. Such loans are included in trading assets in our consolidated balance sheets.
Securities-Based. Securities-based includes loans and lending commitments that are secured by stocks, bonds, mutual funds, and exchange-traded funds. These loans and commitments are primarily extended to our wealth management clients and used for purposes other than purchasing, carrying or trading margin stocks. Securities-based loans require borrowers to post additional collateral based on changes in the underlying collateral's fair value.
The table below presents our credit exposure from securities-based loans and lending commitments, and the concentration by region, internally determined public rating agency equivalents and other credit metrics.

$ in millions	Loans	Lending Commitments	Total
As of December 2022
Securities-based	$16,671	$508	$17,179

Region
Americas	83%	98%	83%
EMEA	15%	2%	15%
Asia	2%	–	2%
Total	100%	100%	100%

Credit Quality (Credit Rating Equivalent)
Investment-grade	77%	18%	76%
Non-investment-grade	5%	2%	4%
Other metrics	18%	80%	20%
Total	100%	100%	100%

As of December 2021
Securities-based	$16,652	$454	$17,106

Region
Americas	77%	100%	78%
EMEA	16%	–	15%
Asia	7%	–	7%
Total	100%	100%	100%

Credit Quality (Credit Rating Equivalent)
Investment-grade	83%	46%	82%
Non-investment-grade	3%	–	3%
Other metrics	14%	54%	15%
Total	100%	100%	100%
In the table above, other metrics category consists of loans where we use other key metrics to assess the borrower's credit quality, such as collateral value, loan-to-value ratio and delinquency status.

Goldman Sachs 2022 Form 10-K	111

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
Other Collateralized. Other collateralized includes loans and lending commitments that are backed by specific collateral (other than securities and real estate). Such loans and lending commitments are extended to clients who warehouse assets that are directly or indirectly secured by corporate loans, consumer loans and other assets. Other collateralized also includes loans and lending commitments to investment funds (managed by third parties) that are collateralized by capital commitments of the funds' investors or assets held by the fund, as well as other secured loans and lending commitments extended to our wealth management clients.
The table below presents our credit exposure from other collateralized loans and lending commitments, and the concentration by region, internally determined public rating agency equivalents and other credit metrics.

$ in millions	Loans	Lending Commitments	Total
As of December 2022
Other Collateralized	$51,702	$14,407	$66,109

Region
Americas	86%	93%	87%
EMEA	12%	7%	11%
Asia	2%	–	2%
Total	100%	100%	100%

Credit Quality (Credit Rating Equivalent)
Investment-grade	64%	66%	65%
Non-investment-grade	35%	31%	34%
Other metrics	1%	–	–
Unrated	–	3%	1%
Total	100%	100%	100%

As of December 2021
Other Collateralized	$38,263	$17,253	$55,516

Region
Americas	74%	92%	79%
EMEA	23%	7%	18%
Asia	3%	1%	3%
Total	100%	100%	100%

Credit Quality (Credit Rating Equivalent)
Investment-grade	58%	69%	62%
Non-investment-grade	41%	30%	38%
Other metrics	1%	–	–
Unrated	–	1%	–
Total	100%	100%	100%
In the table above, credit exposure included loans and lending commitments extended to clients who warehouse assets of $16.89 billion as of December 2022 and $13.73 billion as of December 2021.

Installment and Credit Cards. We originate unsecured installment loans (including point-of-sale loans that we began to originate through the GreenSky platform in the third quarter of 2022) and credit card loans (pursuant to revolving lines of credit) to consumers in the Americas. The credit card lines are cancellable by us and therefore do not result in credit exposure.
The tables below present our credit exposure from originated installment and credit card funded loans, and the concentration by the five most concentrated U.S. states.

$ in millions	Installment
As of December 2022
Loans, gross	$6,326

California	10%
Texas	9%
Florida	7%
New York	6%
Illinois	4%
Other	64%
Total	100%

As of December 2021
Loans, gross	$3,672

California	11%
Texas	9%
Florida	7%
New York	7%
Illinois	4%
Other	62%
Total	100%

$ in millions	Credit Cards
As of December 2022
Loans, gross	$15,820

California	16%
Texas	9%
New York	8%
Florida	8%
Illinois	4%
Other	55%
Total	100%

As of December 2021
Loans, gross	$8,212

California	18%
Texas	9%
New York	8%
Florida	8%
New Jersey	4%
Other	53%
Total	100%
In addition, we had credit exposure of $1.88 billion as of December 2022 and $9 million as of December 2021 related to our commitments to provide unsecured installment loans to consumers.
See Note 9 to the consolidated financial statements for further information about the credit quality indicators of installment and credit card loans.

112	Goldman Sachs 2022 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
Other. Other includes unsecured loans extended to wealth management clients and unsecured consumer and credit card loans purchased by us.
The table below presents our credit exposure from other loans and lending commitments, and the concentration by region, internally determined public rating agency equivalents and other credit metrics.

$ in millions	Loans	Lending Commitments	Total
As of December 2022
Other	$2,261	$944	$3,205
Region
Americas	89%	99%	92%
EMEA	11%	1%	8%
Total	100%	100%	100%
Credit Quality (Credit Rating Equivalent)
Investment-grade	47%	93%	60%
Non-investment-grade	26%	7%	21%
Other metrics	27%	–	19%
Total	100%	100%	100%
As of December 2021
Other	$4,019	$443	$4,462
Region
Americas	89%	100%	90%
EMEA	11%	–	10%
Total	100%	100%	100%
Credit Quality (Credit Rating Equivalent)
Investment-grade	24%	78%	29%
Non-investment-grade	23%	14%	22%
Other metrics	51%	–	46%
Unrated	2%	8%	3%
Total	100%	100%	100%
In the table above, other metrics primarily includes consumer and credit card loans purchased by us. Our risk assessment process for such loans includes reviewing certain key metrics, such as expected cash flows, delinquency status and other risk factors.
In addition, we also have credit exposure to other loans held for securitization of $1.76 billion as of December 2022 and $467 million as of December 2021. Such loans are included in trading assets in our consolidated balance sheets.
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

	As of December
$ in millions	2022	2021
Securities Financing Transactions	$34,762	$34,505

Industry
Financial Institutions	43%	34%
Funds	23%	23%
Municipalities & Nonprofit	5%	5%
Sovereign	28%	35%
Other (including Special Purpose Vehicles)	1%	3%
Total	100%	100%

Region
Americas	47%	36%
EMEA	34%	44%
Asia	19%	20%
Total	100%	100%

Credit Quality (Credit Rating Equivalent)
AAA	20%	19%
AA	31%	28%
A	31%	33%
BBB	8%	9%
BB or lower	10%	11%
Total	100%	100%
The table above reflects both netting agreements and collateral that we consider when determining credit risk.

Goldman Sachs 2022 Form 10-K	113

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

	As of December
$ in millions	2022	2021
Other Credit Exposures	$48,916	$61,187

Industry
Financial Institutions	80%	86%
Funds	12%	9%
Other (including Special Purpose Vehicles)	8%	5%
Total	100%	100%

Region
Americas	41%	50%
EMEA	49%	43%
Asia	10%	7%
Total	100%	100%

Credit Quality (Credit Rating Equivalent)
AAA	7%	4%
AA	32%	47%
A	33%	29%
BBB	10%	6%
BB or lower	16%	13%
Unrated	2%	1%
Total	100%	100%
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

Country Exposures. The Russian invasion of Ukraine continues to negatively affect the global economy and has resulted in significant disruptions in financial markets and increased macroeconomic uncertainty. Governments around the world have responded to Russia’s invasion by imposing economic sanctions and export controls on specific industry sectors, companies and individuals in Russia. Retaliatory restrictions against investors, non-Russian owned businesses and other sovereign states have been implemented by Russia. Businesses in the U.S. and globally continue to experience shortages in materials and increased costs for transportation, energy and raw materials due, in part, to the negative effects of the war on the global economy. The escalation or continuation of the war between Russia and Ukraine presents heightened risks relating to cyber attacks, limited ability to settle securities transactions, third-party and agent bank dependencies, supply chain disruptions, and inflation, as well as the potential for increased volatility in commodity, currency and other financial markets. Complying with economic sanctions and restrictions imposed by governments has resulted in increased operational risk. The extent and duration of the war, sanctions and resulting market disruptions, as well as the potential adverse consequences for our business, liquidity and results of operations, are difficult to predict.
Our senior management, risk committees and the Board receive regular briefings from our independent risk oversight and control functions, including our chief risk officer, on Russian and Ukrainian exposures, as well as other relevant risk metrics. We have significantly reduced our exposure to Russia and Ukraine and have curtailed our operations in Russia to those necessary to meet our legal and regulatory obligations. The overall direct financial impact to our net revenues for 2022 from Russian and Ukrainian counterparties, borrowers, issuers and related instruments was not material. We have established a firmwide working group to identify and assess the operational risk associated with complying with economic sanctions and restrictions as a result of this invasion. In addition, to mitigate the risk of increased cyber attacks, we liaise with government agencies in order to update our monitoring processes with the latest information.
Our total credit exposure to Russian or Ukrainian counterparties or borrowers and our total market exposure relating to Russian or Ukrainian issuers was not material as of December 2022.
In addition, economic and/or political uncertainties in Argentina, Ethiopia, Ghana, Lebanon, Pakistan, Sri Lanka and Venezuela have led to concerns about their financial stability. Our credit exposure to counterparties or borrowers and our market exposure to issuers relating to each of these countries was not material as of December 2022.

114	Goldman Sachs 2022 Form 10-K

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
We maintain a comprehensive control framework designed to provide a well-controlled environment to minimize operational risks. The Firmwide Operational Risk and Resilience Committee is responsible for overseeing operational risk, and for ensuring operational resilience of our business.
Our operational risk management framework is designed to comply with the operational risk measurement rules under the Capital Framework and has evolved based on the changing needs of our businesses and regulatory guidance.
We have established policies that require all employees and consultants to report and escalate operational risk events. When operational risk events are identified, our policies require that the events be documented and analyzed to determine whether changes are required in our systems and/or processes to further mitigate the risk of future events.
We use operational risk management applications to capture, analyze, aggregate and report operational risk event data and key metrics. One of our key risk identification and control assessment tools is an operational risk and control self-assessment process, which is performed by our managers. This process consists of the identification and rating of operational risks, on a forward-looking basis, and the related controls. The results from this process are analyzed to evaluate operational risk exposures and identify businesses, activities or products with heightened levels of operational risk.

Goldman Sachs 2022 Form 10-K	115

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
Types of Operational Risks
Increased reliance on technology and third-party relationships has resulted in increased operational risks, such as information and cybersecurity risk, third-party risk and business resilience risk. We manage those risks as follows:
Information and Cybersecurity Risk. Information and cybersecurity risk is the risk of compromising the confidentiality, integrity or availability of our data and systems, leading to an adverse impact to us, our reputation, our clients and/or the broader financial system. We seek to minimize the occurrence and impact of unauthorized access, disruption or use of information and/or information systems. We deploy and operate preventive and detective controls and processes to mitigate emerging and evolving information security and cybersecurity threats, including monitoring our network for known vulnerabilities and signs of unauthorized attempts to access our data and systems. There is increased information risk through diversification of our data across external service providers, including use of a variety of cloud-provided or -hosted services and applications. See “Risk Factors” in Part I, Item 1A of this Form 10-K for further information about information and cybersecurity risk.
Third-Party Risk. Third-party risk, including vendor risk, is the risk of an adverse impact due to reliance on third parties performing services or activities on our behalf. These risks may include legal, regulatory, information security, reputational, operational or any other risks inherent in engaging a third party. We identify, manage and report key third-party risks and conduct due diligence across multiple risk domains, including information security and cybersecurity, resilience and additional supply chain dependencies. The Third-Party Risk Program monitors, reviews and reassesses third-party risks on an ongoing basis. See “Risk Factors” in Part I, Item 1A of this Form 10-K for further information about third-party risk.
Business Resilience Risk. Business resilience risk is the risk of disruption to our critical processes. We monitor threats and assess risks and seek to ensure our state of readiness in the event of a significant operational disruption to the normal operations of our critical functions or their dependencies, such as critical facilities, systems, third parties, data and/or personnel. Our resilience framework defines the fundamental principles for BCP and crisis management to ensure that critical functions can continue to operate in the event of a disruption. The business continuity program is comprehensive, consistent on a firmwide basis, and up-to-date, incorporating new information, including updated resilience capabilities as and when they become available. Our resilience assurance program encompasses testing of response and recovery strategies on a regular basis with the objective of minimizing and preventing significant operational disruptions. See “Business — Business Continuity and Information Security” in Part I, Item 1 of this Form 10-K for further information about business continuity.

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

116	Goldman Sachs 2022 Form 10-K

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
Our process for managing capital risk also includes independent review by Risk that, among other things, assesses regulatory capital policies and related interpretations, escalates certain interpretations to senior management and/or the appropriate risk committee, and performs calculation testing to corroborate alignment with applicable capital rules.
Climate Risk Management
We categorize climate risk into physical risk and transition risk. Physical risk is the risk that asset values may decline or operations may be disrupted as a result of changes in the climate, while transition risk is the risk that asset values may decline because of changes in climate policies or changes in the underlying economy due to decarbonization.

Goldman Sachs 2022 Form 10-K	117

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
We have a multilayered approach to resolving conflicts and addressing reputational risk. Our senior management oversees policies related to conflicts resolution and, in conjunction with Conflicts Resolution, Legal and Compliance, and internal committees, formulates policies, standards and principles, and assists in making judgments regarding the appropriate resolution of particular conflicts. Resolving potential conflicts necessarily depends on the facts and circumstances of a particular situation and the application of experienced and informed judgment.
As a general matter, Conflicts Resolution reviews financing and advisory assignments in Global Banking & Markets and certain of our investing, lending and other activities. In addition, we have various transaction oversight committees, such as the Firmwide Capital, Commitments and Suitability Committees and other committees that also review new underwritings, loans, investments and structured products. These groups and committees work with internal and external counsel and Compliance to evaluate and address any actual or potential conflicts. The head of Conflicts Resolution reports to our chief legal officer, who reports to our chief executive officer.
We regularly assess our policies and procedures that address conflicts of interest in an effort to conduct our business in accordance with the highest ethical standards and in compliance with all applicable laws, rules and regulations.
For further information about our risk management processes, see “Overview and Structure of Risk Management” and “Risk Factors” in Part I, Item 1A of this Form 10-K.

118	Goldman Sachs 2022 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Quantitative and qualitative disclosures about market risk are set forth in “Management's Discussion and Analysis of Financial Condition and Results of Operations — Risk Management” in Part II, Item 7 of this Form 10-K.

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
As of December 31, 2022, management conducted an assessment of the firm’s internal control over financial reporting based on the framework established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the firm’s internal control over financial reporting as of December 31, 2022 was effective.

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
The firm’s internal control over financial reporting as of December 31, 2022 has been audited by PricewaterhouseCoopers LLP (PCAOB ID 238), an independent registered public accounting firm, as stated in their report appearing on pages 120 to 122, which expresses an unqualified opinion on the effectiveness of the firm’s internal control over financial reporting as of December 31, 2022.

Goldman Sachs 2022 Form 10-K	119

Report of Independent Registered Public
Accounting Firm
To the Board of Directors and Shareholders of The Goldman Sachs Group, Inc.:
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of The Goldman Sachs Group, Inc. and its subsidiaries (the Company) as of December 31, 2022 and 2021, and the related consolidated statements of earnings, of comprehensive income, of changes in shareholders’ equity and of cash flows for each of the three years in the period ended December 31, 2022, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the COSO.
Change in Accounting Principle
As discussed in Note 9 to the consolidated financial statements, the Company changed the manner in which it accounts for credit losses on certain financial instruments in 2020.

Basis for Opinions
The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

120	Goldman Sachs 2022 Form 10-K

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

Valuation of Certain Level 3 Financial Instruments
As described in Notes 4 and 5 to the consolidated financial statements, as of December 31, 2022, the Company carries financial instruments at fair value, which includes $26.0 billion of financial assets and $22.8 billion of financial liabilities classified in Level 3 of the fair value hierarchy, as one or more inputs to the financial instrument’s valuation technique are significant and unobservable. Significant unobservable inputs used by management to value certain of these Level 3 financial instruments included (i) industry multiples and public comparables, (ii) credit spreads or (iii) correlation.
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

Goldman Sachs 2022 Form 10-K	121

Report of Independent Registered Public
Accounting Firm
Allowance for Loan Losses - Wholesale Loan Portfolio
As described in Note 9 to the consolidated financial statements, the Company’s allowance for loan losses for the wholesale loan portfolio reflects management’s estimate of loan losses over the remaining expected life of the loans and also considers forecasts of future economic conditions. As of December 31, 2022, $2.6 billion of the allowance for loan losses and $150.4 billion of the loans accounted for at amortized cost related to the wholesale loan portfolio. The allowance for loan losses for the wholesale loan portfolio is measured on a collective basis for loans that exhibit similar risk characteristics using a modeled approach and on an asset-specific basis for loans that do not share similar risk characteristics. In addition, it includes qualitative components to reflect the uncertain nature of economic forecasting, capture uncertainty regarding model inputs, and account for model imprecision and concentration risk. The wholesale models determine the probability of default and loss given default based on various risk factors, including internal credit ratings, industry default and loss data, expected life, macroeconomic indicators, the borrower’s capacity to meet its financial obligations, the borrower’s country of risk and industry, loan seniority and collateral type. The most significant inputs to the forecast model for wholesale loans include forecasted U.S. unemployment rates, GDP, credit spreads, commercial and industrial delinquency rates, short- and long-term interest rates, and oil prices.
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
/s/ PricewaterhouseCoopers LLP
New York, New York
February 23, 2023
We have served as the Company’s auditor since 1922.

122	Goldman Sachs 2022 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Earnings

	Year Ended December
in millions, except per share amounts	2022	2021	2020
Revenues
Investment banking	$7,360	$14,136	$9,100
Investment management	9,005	8,171	6,986
Commissions and fees	4,034	3,590	3,539
Market making	18,634	15,357	15,428
Other principal transactions	654	11,615	4,756
Total non-interest revenues	39,687	52,869	39,809

Interest income	29,024	12,120	13,689
Interest expense	21,346	5,650	8,938
Net interest income	7,678	6,470	4,751
Total net revenues	47,365	59,339	44,560
Provision for credit losses	2,715	357	3,098
Operating expenses
Compensation and benefits	15,148	17,719	13,309
Transaction based	5,312	4,710	4,141
Market development	812	553	401
Communications and technology	1,808	1,573	1,347
Depreciation and amortization	2,455	2,015	1,902
Occupancy	1,026	981	960
Professional fees	1,887	1,648	1,306
Other expenses	2,716	2,739	5,617
Total operating expenses	31,164	31,938	28,983

Pre-tax earnings	13,486	27,044	12,479
Provision for taxes	2,225	5,409	3,020
Net earnings	11,261	21,635	9,459
Preferred stock dividends	497	484	544
Net earnings applicable to common shareholders	$10,764	$21,151	$8,915

Earnings per common share
Basic	$30.42	$60.25	$24.94
Diluted	$30.06	$59.45	$24.74

Average common shares
Basic	352.1	350.5	356.4
Diluted	358.1	355.8	360.3

Consolidated Statements of Comprehensive Income

	Year Ended December
$ in millions	2022	2021	2020
Net earnings	$11,261	$21,635	$9,459
Other comprehensive income/(loss) adjustments, net of tax:
Currency translation	(47)	(42)	(80)
Debt valuation adjustment	1,403	322	(261)
Pension and postretirement liabilities	(172)	41	(26)
Available-for-sale securities	(2,126)	(955)	417
Other comprehensive income/(loss)	(942)	(634)	50
Comprehensive income	$10,319	$21,001	$9,509

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs 2022 Form 10-K	123

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	As of December
$ in millions	2022	2021
Assets
Cash and cash equivalents	$241,825	$261,036
Collateralized agreements:
Securities purchased under agreements to resell (at fair value)	225,117	205,703
Securities borrowed (includes $38,578 and $39,955 at fair value)	189,041	178,771
Customer and other receivables (includes $25 and $42 at fair value)	135,448	160,673
Trading assets (at fair value and includes $40,143 and $68,208 pledged as collateral)	301,245	375,916
Investments (includes $78,201 and $83,427 at fair value, and $9,818 and $12,840 pledged as collateral)	130,629	88,719
Loans (net of allowance of $5,543 and $3,573, and includes $7,655 and $10,769 at fair value)	179,286	158,562
Other assets (includes $145 and $0 at fair value)	39,208	34,608
Total assets	$1,441,799	$1,463,988

Liabilities and shareholders’ equity
Deposits (includes $15,746 and $35,425 at fair value)	$386,665	$364,227
Collateralized financings:
Securities sold under agreements to repurchase (at fair value)	110,349	165,883
Securities loaned (includes $4,372 and $9,170 at fair value)	30,727	46,505
Other secured financings (includes $12,756 and $17,074 at fair value)	13,946	18,544
Customer and other payables	262,045	251,931
Trading liabilities (at fair value)	191,324	181,424
Unsecured short-term borrowings (includes $39,731 and $29,832 at fair value)	60,961	46,955
Unsecured long-term borrowings (includes $73,147 and $52,390 at fair value)	247,138	254,092
Other liabilities (includes $159 and $359 at fair value)	21,455	24,501
Total liabilities	1,324,610	1,354,062
Commitments, contingencies and guarantees
Shareholders’ equity
Preferred stock; aggregate liquidation preference of $10,703 and $10,703	10,703	10,703
Common stock; 917,815,030 and 906,430,314 shares issued, and 334,918,639 and 333,573,254 shares outstanding	9	9
Share-based awards	5,696	4,211
Nonvoting common stock; no shares issued and outstanding	–	–
Additional paid-in capital	59,050	56,396
Retained earnings	139,372	131,811
Accumulated other comprehensive loss	(3,010)	(2,068)
Stock held in treasury, at cost; 582,896,393 and 572,857,062 shares	(94,631)	(91,136)
Total shareholders’ equity	117,189	109,926
Total liabilities and shareholders’ equity	$1,441,799	$1,463,988
The accompanying notes are an integral part of these consolidated financial statements.

124	Goldman Sachs 2022 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Shareholders’ Equity

	Year Ended December
$ in millions	2022	2021	2020
Preferred stock
Beginning balance	$10,703	$11,203	$11,203
Issued	–	2,175	350
Redeemed	–	(2,675)	(350)
Ending balance	10,703	10,703	11,203
Common stock
Beginning balance	9	9	9
Issued	–	–	–
Ending balance	9	9	9
Share-based awards
Beginning balance	4,211	3,468	3,195
Issuance and amortization of share-based awards	4,110	2,527	1,967
Delivery of common stock underlying share-based awards	(2,468)	(1,626)	(1,601)
Forfeiture of share-based awards	(157)	(158)	(93)
Ending balance	5,696	4,211	3,468
Additional paid-in capital
Beginning balance	56,396	55,679	54,883
Delivery of common stock underlying share-based awards	2,516	1,678	1,619
Cancellation of share-based awards in satisfaction of withholding tax requirements	(1,591)	(984)	(829)
Issuance costs of redeemed preferred stock	–	24	–
Issuance of common stock in connection with acquisition	1,730	–	–
Other	(1)	(1)	6
Ending balance	59,050	56,396	55,679
Retained earnings
Beginning balance, as previously reported	131,811	112,947	106,465
Cumulative effect of change in accounting principle for current expected credit losses, net of tax	–	–	(638)
Beginning balance, adjusted	131,811	112,947	105,827
Net earnings	11,261	21,635	9,459
Dividends and dividend equivalents declared on common stock and share-based awards	(3,203)	(2,287)	(1,795)
Dividends declared on preferred stock	(497)	(443)	(543)
Preferred stock redemption premium	–	(41)	(1)
Ending balance	139,372	131,811	112,947
Accumulated other comprehensive income/(loss)
Beginning balance	(2,068)	(1,434)	(1,484)
Other comprehensive income/(loss)	(942)	(634)	50
Ending balance	(3,010)	(2,068)	(1,434)
Stock held in treasury, at cost
Beginning balance	(91,136)	(85,940)	(84,006)
Repurchased	(3,500)	(5,200)	(1,928)
Reissued	20	11	11
Other	(15)	(7)	(17)
Ending balance	(94,631)	(91,136)	(85,940)
Total shareholders’ equity	$117,189	$109,926	$95,932

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs 2022 Form 10-K	125

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Year Ended December
$ in millions	2022	2021	2020
Cash flows from operating activities
Net earnings	$11,261	$21,635	$9,459
Adjustments to reconcile net earnings to net cash provided by/(used for) operating activities
Depreciation and amortization	2,455	2,015	1,902
Deferred income taxes	(2,412)	5	(833)
Share-based compensation	4,083	2,348	1,920
Gain related to extinguishment of unsecured borrowings	–	–	(1)
Provision for credit losses	2,715	357	3,098
Changes in operating assets and liabilities:
Customer and other receivables and payables, net	35,014	21,971	(30,895)
Collateralized transactions (excluding other secured financings), net	(100,996)	(70,058)	(13,007)
Trading assets	45,278	15,232	(33,405)
Trading liabilities	8,062	26,616	44,892
Loans held for sale, net	3,161	(5,556)	1,820
Other, net	87	(8,267)	(3,485)
Net cash provided by/(used for) operating activities	8,708	6,298	(18,535)
Cash flows from investing activities
Purchase of property, leasehold improvements and equipment	(3,748)	(4,667)	(6,309)
Proceeds from sales of property, leasehold improvements and equipment	2,706	3,933	2,970
Net cash used for business acquisitions	(2,115)	–	(231)
Purchase of investments	(60,536)	(39,912)	(48,670)
Proceeds from sales and paydowns of investments	12,961	45,701	29,057
Loans (excluding loans held for sale), net	(25,228)	(35,520)	(11,173)
Net cash used for investing activities	(75,960)	(30,465)	(34,356)
Cash flows from financing activities
Unsecured short-term borrowings, net	321	2,137	7,707
Other secured financings (short-term), net	(2,283)	(1,320)	2,861
Proceeds from issuance of other secured financings (long-term)	1,800	4,795	8,073
Repayment of other secured financings (long-term), including the current portion	(3,407)	(6,590)	(4,137)
Purchase of Trust Preferred securities	–	–	(11)
Proceeds from issuance of unsecured long-term borrowings	84,522	92,717	47,250
Repayment of unsecured long-term borrowings, including the current portion	(42,806)	(52,608)	(55,040)
Derivative contracts with a financing element, net	1,797	1,121	1,037
Deposits, net	28,074	103,538	67,343
Preferred stock redemption	–	(2,675)	(350)
Common stock repurchased	(3,500)	(5,200)	(1,928)
Settlement of share-based awards in satisfaction of withholding tax requirements	(1,595)	(985)	(830)
Dividends and dividend equivalents paid on common stock, preferred stock and share-based awards	(3,682)	(2,725)	(2,336)
Proceeds from issuance of preferred stock, net of issuance costs	–	2,172	349
Other financing, net	361	361	392
Net cash provided by financing activities	59,602	134,738	70,380
Effect of exchange rate changes on cash and cash equivalents	(11,561)	(5,377)	4,807
Net increase/(decrease) in cash and cash equivalents	(19,211)	105,194	22,296
Cash and cash equivalents, beginning balance	261,036	155,842	133,546
Cash and cash equivalents, ending balance	$241,825	$261,036	$155,842

Supplemental disclosures:
Cash payments for interest, net of capitalized interest	$19,022	$5,521	$9,091
Cash payments for income taxes, net	$4,555	$6,195	$2,754
See Notes 12 and 16 for information about non-cash activities.

The accompanying notes are an integral part of these consolidated financial statements.

126	Goldman Sachs 2022 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 1.
Description of Business
The Goldman Sachs Group, Inc. (Group Inc. or parent company), a Delaware corporation, together with its consolidated subsidiaries (collectively, the firm), is a leading global financial institution that delivers a broad range of financial services to a large and diversified client base that includes corporations, financial institutions, governments and individuals. Founded in 1869, the firm is headquartered in New York and maintains offices in all major financial centers around the world.
Commencing with the fourth quarter of 2022, consistent with the firm's previously announced organizational changes, the firm began managing and reporting its activities in the following three business segments: Global Banking & Markets, Asset & Wealth Management and Platform Solutions. Prior periods are presented on a comparable basis.
Global Banking & Markets
The firm provides a broad range of services to a diverse group of corporations, financial institutions, investment funds and governments. Services include strategic advisory assignments with respect to mergers and acquisitions, divestitures, corporate defense activities, restructurings and spin-offs, and equity and debt underwriting of public offerings and private placements. The firm facilitates client transactions and makes markets in fixed income, equity, currency and commodity products. In addition, the firm makes markets in and clears institutional client transactions on major stock, options and futures exchanges worldwide and provides prime brokerage and other equities financing activities, including securities lending, margin lending and swaps. The firm also provides lending to corporate clients, including through relationship lending and acquisition financing, and secured lending, through structured credit and asset-backed lending. In addition, the firm provides financing through securities purchased under agreements to resell (resale agreements) and provides securities-based loans to individuals. The firm also makes equity and debt investments related to Global Banking & Markets activities.

Asset & Wealth Management
The firm manages assets and offers investment products across all major asset classes to a diverse set of clients, both institutional and individuals, including through a network of third-party distributors around the world. The firm also provides investing and wealth advisory solutions, including financial planning and counseling, and executing brokerage transactions for wealth management clients. The firm issues loans to wealth management clients, accepts deposits through its consumer banking digital platform, Marcus by Goldman Sachs (Marcus), and through its private bank, and provides investing services through Marcus Invest to U.S. customers. The firm has also issued unsecured loans to consumers through Marcus and has started a process to cease offering new loans. The firm makes equity investments, which include investing activities related to public and private equity investments in corporate, real estate and infrastructure assets, as well as investments through consolidated investment entities, substantially all of which are engaged in real estate investment activities. The firm also invests in debt instruments and engages in lending activities to middle-market clients, and provides financing for real estate and other assets.
Platform Solutions
The firm issues credit cards through partnership arrangements and provides point-of-sale financing through GreenSky, Inc. (GreenSky) to consumers. The firm also provides transaction banking and other services, including cash management services, such as deposit-taking and payment solutions for corporate and institutional clients.
Note 2.
Basis of Presentation
These consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) and include the accounts of Group Inc. and all other entities in which the firm has a controlling financial interest. Intercompany transactions and balances have been eliminated.
All references to 2022, 2021 and 2020 refer to the firm’s years ended, or the dates, as the context requires, December 31, 2022, December 31, 2021 and December 31, 2020, respectively. Any reference to a future year refers to a year ending on December 31 of that year. Certain reclassifications have been made to previously reported amounts to conform to the current presentation.

Goldman Sachs 2022 Form 10-K	127

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

Fair Value Measurements	Note 4
Fair Value Hierarchy	Note 5
Trading Assets and Liabilities	Note 6
Derivatives and Hedging Activities	Note 7
Investments	Note 8
Loans	Note 9
Fair Value Option	Note 10
Collateralized Agreements and Financings	Note 11
Other Assets	Note 12
Deposits	Note 13
Unsecured Borrowings	Note 14
Other Liabilities	Note 15
Securitization Activities	Note 16
Variable Interest Entities	Note 17
Commitments, Contingencies and Guarantees	Note 18
Shareholders’ Equity	Note 19
Regulation and Capital Adequacy	Note 20
Earnings Per Common Share	Note 21
Transactions with Affiliated Funds	Note 22
Interest Income and Interest Expense	Note 23
Income Taxes	Note 24
Business Segments	Note 25
Credit Concentrations	Note 26
Legal Proceedings	Note 27
Employee Benefit Plans	Note 28
Employee Incentive Plans	Note 29
Parent Company	Note 30

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

128	Goldman Sachs 2022 Form 10-K

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
Revenues from contracts with clients represent approximately 50% of total non-interest revenues for 2022 (including approximately 85% of investment banking revenues, approximately 95% of investment management revenues and all commissions and fees), approximately 45% of total non-interest revenues for 2021 (including approximately 90% of both investment banking revenues and investment management revenues, and all commissions and fees), and approximately 45% of total non-interest revenues for 2020 (including approximately 90% of investment banking revenues, approximately 95% of investment management revenues and all commissions and fees). See Note 25 for information about net revenues by business segment.
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

Goldman Sachs 2022 Form 10-K	129

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
Commissions and Fees
The firm earns substantially all commissions and fees from executing and clearing client transactions on stock, options and futures markets, as well as over-the-counter (OTC) transactions. Commissions and fees are recognized on the day the trade is executed. The firm also provides third-party research services to clients in connection with certain soft-dollar arrangements. Third-party research costs incurred by the firm in connection with such arrangements are presented net within commissions and fees.
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
The firm is able to determine the future revenues associated with management fees calculated based on committed capital. As of December 2022, substantially all future net revenues associated with such remaining performance obligations will be recognized through 2030. Annual revenues associated with such performance obligations average less than $300 million through 2030.
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

130	Goldman Sachs 2022 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Cash and Cash Equivalents
The firm defines cash equivalents as highly liquid overnight deposits held in the ordinary course of business. Cash and cash equivalents included cash and due from banks of $7.87 billion as of December 2022 and $10.14 billion as of December 2021. Cash and cash equivalents also included interest-bearing deposits with banks of $233.96 billion as of December 2022 and $250.90 billion as of December 2021.
The firm segregates cash for regulatory and other purposes related to client activity. Cash and cash equivalents segregated for regulatory and other purposes were $16.94 billion as of December 2022 and $24.87 billion as of December 2021. In addition, the firm segregates securities for regulatory and other purposes related to client activity. See Note 11 for further information about segregated securities.
Customer and Other Receivables
Customer and other receivables included receivables from customers and counterparties of $67.88 billion as of December 2022 and $103.82 billion as of December 2021, and receivables from brokers, dealers and clearing organizations of $67.57 billion as of December 2022 and $56.85 billion as of December 2021. Such receivables primarily consist of collateral posted in connection with certain derivative transactions, customer margin loans and receivables resulting from unsettled transactions.
Substantially all of these receivables are accounted for at amortized cost net of any allowance for credit losses, which generally approximates fair value. As these receivables are not accounted for at fair value, they are not included in the firm’s fair value hierarchy in Notes 4 and 5. Had these receivables been included in the firm’s fair value hierarchy, substantially all would have been classified in level 2 as of both December 2022 and December 2021. See Note 10 for further information about customer and other receivables accounted for at fair value under the fair value option. Interest on customer and other receivables is recognized over the life of the transaction and included in interest income.
Customer and other receivables includes receivables from contracts with clients and contract assets. Contract assets represent the firm’s right to receive consideration for services provided in connection with its contracts with clients for which collection is conditional and not merely subject to the passage of time. The firm’s receivables from contracts with clients were $3.01 billion as of both December 2022 and December 2021. As of both December 2022 and December 2021, contract assets were not material.
Customer and Other Payables
Customer and other payables included payables to customers and counterparties of $238.12 billion as of December 2022 and $241.93 billion as of December 2021, and payables to brokers, dealers and clearing organizations of $23.93 billion as of December 2022 and $10.00 billion as of December 2021. Such payables primarily consist of customer credit balances related to the firm’s prime brokerage activities. Customer and other payables are accounted for at cost plus accrued interest, which generally approximates fair value. As these payables are not accounted for at fair value, they are not included in the firm’s fair value hierarchy in Notes 4 and 5. Had these payables been included in the firm’s fair value hierarchy, substantially all would have been classified in level 2 as of both December 2022 and December 2021. Interest on customer and other payables is recognized over the life of the transaction and included in interest expense.
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
Derivatives are reported on a net-by-counterparty basis (i.e., the net payable or receivable for derivative assets and liabilities for a given counterparty) in the consolidated balance sheets when a legal right of setoff exists under an enforceable netting agreement. Resale agreements and securities sold under agreements to repurchase (repurchase agreements) and securities borrowed and loaned transactions with the same settlement date are presented on a net-by-counterparty basis in the consolidated balance sheets when such transactions meet certain settlement criteria and are subject to netting agreements.

Goldman Sachs 2022 Form 10-K	131

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
Recent Accounting Developments
Facilitation of the Effects of Reference Rate Reform on Financial Reporting (ASC 848). In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform — Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” This ASU, as amended in 2022, provides optional relief from applying generally accepted accounting principles to contracts, hedging relationships and other transactions affected by reference rate reform. In addition, in January 2021 the FASB issued ASU No. 2021-01, “Reference Rate Reform — Scope,” which clarified the scope of ASC 848 relating to contract modifications. The firm adopted these ASUs upon issuance and elected to apply the relief available to certain modified derivatives. The adoption of these ASUs did not have a material impact on the firm’s consolidated financial statements.

Troubled Debt Restructurings and Vintage Disclosures (ASC 326). In March 2022, the FASB issued ASU No. 2022-02, “Financial Instruments — Credit Losses (Topic 326) — Troubled Debt Restructurings and Vintage Disclosures.” This ASU eliminates the recognition and measurement guidance for troubled debt restructurings (TDRs) and requires enhanced disclosures about loan modifications for borrowers experiencing financial difficulty. This ASU also requires enhanced disclosure for loans that have been charged off. The ASU became effective in January 2023 under a prospective approach. Adoption of this ASU did not have a material impact on the firm’s consolidated financial statements.
Accounting for Obligations to Safeguard Crypto-Assets an Entity Holds for Platform Users (SAB 121). In March 2022, the SEC staff issued SAB 121 (SAB 121) — “Accounting for obligations to safeguard crypto-assets an entity holds for platform users.” SAB 121 adds interpretive guidance requiring an entity to recognize a liability on its balance sheet to reflect the obligation to safeguard the crypto-assets held for its platform users, along with a corresponding asset. The firm adopted SAB 121 in June 2022 under a modified retrospective approach and adoption did not have a material impact on the firm’s consolidated financial statements.
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

132	Goldman Sachs 2022 Form 10-K

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

The table below presents financial assets and liabilities carried at fair value.

	As of December
$ in millions	2022	2021
Total level 1 financial assets	$194,698	$255,774
Total level 2 financial assets	485,134	498,527
Total level 3 financial assets	26,048	24,083
Investments in funds at NAV	2,941	3,469
Counterparty and cash collateral netting	(57,855)	(66,041)
Total financial assets at fair value	$650,966	$715,812

Total assets	$1,441,799	$1,463,988

Total level 3 financial assets divided by:
Total assets	1.8%	1.6%
Total financial assets at fair value	4.0%	3.4%
Total level 1 financial liabilities	$119,578	$110,030
Total level 2 financial liabilities	353,060	403,627
Total level 3 financial liabilities	22,830	29,169
Counterparty and cash collateral netting	(47,884)	(51,269)
Total financial liabilities at fair value	$447,584	$491,557

Total liabilities	$1,324,610	$1,354,062

Total level 3 financial liabilities divided by:
Total liabilities	1.7%	2.2%
Total financial liabilities at fair value	5.1%	5.9%
In the table above:
•Counterparty netting among positions classified in the same level is included in that level.
•Counterparty and cash collateral netting represents the impact on derivatives of netting across levels.
The table below presents a summary of level 3 financial assets.

	As of December
$ in millions	2022	2021
Trading assets:
Trading cash instruments	$1,734	$1,889
Derivatives	5,461	5,938
Investments	16,942	13,902
Loans	1,837	2,354
Other assets	74	–
Total	$26,048	$24,083
Level 3 financial assets as of December 2022 increased compared with December 2021, primarily reflecting an increase in level 3 investments. See Note 5 for further information about level 3 financial assets (including information about unrealized gains and losses related to level 3 financial assets and transfers in and out of level 3).
The valuation techniques and nature of significant inputs used to determine the fair value of the firm’s financial instruments are described below. See Note 5 for further information about significant unobservable inputs used to value level 3 financial instruments.

Goldman Sachs 2022 Form 10-K	133

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
•Duration, driven by underlying loan prepayment speeds and residential property liquidation timelines.

134	Goldman Sachs 2022 Form 10-K

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

Goldman Sachs 2022 Form 10-K	135

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

136	Goldman Sachs 2022 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Subsequent to the initial valuation of a level 3 derivative, the firm updates the level 1 and level 2 inputs to reflect observable market changes and any resulting gains and losses are classified in level 3. Level 3 inputs are changed when corroborated by evidence, such as similar market transactions, third-party pricing services and/or broker or dealer quotations or other empirical market data. In circumstances where the firm cannot verify the model value by reference to market transactions, it is possible that a different valuation model could produce a materially different estimate of fair value. See Note 5 for further information about significant unobservable inputs used in the valuation of level 3 derivatives.
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
Valuation Techniques and Significant Inputs for Other Financial Instruments at Fair Value
In addition to trading cash instruments, derivatives, and certain investments and loans, the firm accounts for certain of its other financial assets and liabilities at fair value under the fair value option. Such instruments include resale and repurchase agreements; certain securities borrowed and loaned transactions; certain customer and other receivables, including certain margin loans; certain time deposits, including structured certificates of deposit, which are hybrid financial instruments; substantially all other secured financings, including transfers of assets accounted for as financings; certain unsecured short- and long-term borrowings, substantially all of which are hybrid financial instruments; and certain other assets and liabilities. These instruments are generally valued based on discounted cash flow techniques, which incorporate inputs with reasonable levels of price transparency, and are generally classified in level 2 because the inputs are observable. Valuation adjustments may be made for liquidity and for counterparty and the firm’s credit quality. The significant inputs used to value the firm’s other financial instruments are described below.
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
Other Assets and Liabilities. The significant inputs to the valuation of other assets and liabilities are the amount and timing of expected future cash flows, interest rates, market yields, volatility and correlation inputs. The inputs used to value the embedded derivative component of hybrid financial instruments are consistent with the inputs used to value the firm’s other derivative instruments described above. See Note 7 for further information about derivatives.

Goldman Sachs 2022 Form 10-K	137

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Note 5.
Fair Value Hierarchy
Financial assets and liabilities at fair value includes trading cash instruments, derivatives, and certain investments, loans and other financial assets and liabilities at fair value.
Fair Value of Trading Cash Instruments by Level
The table below presents trading cash instruments by level within the fair value hierarchy.

$ in millions	Level 1	Level 2	Level 3	Total
As of December 2022
Assets
Government and agency obligations:
U.S.	$75,598	$31,783	$–	$107,381
Non-U.S.	22,794	15,238	67	38,099
Loans and securities backed by:
Commercial real estate	–	1,135	66	1,201
Residential real estate	–	9,706	88	9,794
Corporate debt instruments	249	27,555	1,238	29,042
State and municipal obligations	–	707	20	727
Other debt obligations	27	2,349	153	2,529
Equity securities	44,909	2,141	100	47,150
Commodities	–	5,907	2	5,909
Total	$143,577	$96,521	$1,734	$241,832

Liabilities
Government and agency obligations:
U.S.	$(23,339)	$(36)	$–	$(23,375)
Non-U.S.	(28,537)	(2,172)	–	(30,709)
Loans and securities backed by:
Commercial real estate	–	(30)	–	(30)
Residential real estate	–	(16)	–	(16)
Corporate debt instruments	(64)	(14,217)	(61)	(14,342)
Other debt obligations	–	(35)	(2)	(37)
Equity securities	(67,591)	(488)	(1)	(68,080)
Commodities	–	–	–	–
Total	$(119,531)	$(16,994)	$(64)	$(136,589)

As of December 2021
Assets
Government and agency obligations:
U.S.	$63,388	$27,427	$–	$90,815
Non-U.S.	35,284	13,511	19	48,814
Loans and securities backed by:
Commercial real estate	–	1,717	137	1,854
Residential real estate	–	13,083	152	13,235
Corporate debt instruments	590	36,874	1,318	38,782
State and municipal obligations	–	568	36	604
Other debt obligations	69	1,564	66	1,699
Equity securities	105,233	2,958	156	108,347
Commodities	–	7,801	5	7,806
Total	$204,564	$105,503	$1,889	$311,956

Liabilities
Government and agency obligations:
U.S.	$(21,002)	$(25)	$–	$(21,027)
Non-U.S.	(39,983)	(2,602)	–	(42,585)
Loans and securities backed by:
Commercial real estate	–	(40)	(2)	(42)
Residential real estate	–	(5)	–	(5)
Corporate debt instruments	(23)	(15,781)	(71)	(15,875)
Equity securities	(48,991)	(915)	(31)	(49,937)
Total	$(109,999)	$(19,368)	$(104)	$(129,471)

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
See Note 4 for an overview of the firm’s fair value measurement policies, valuation techniques and significant inputs used to determine the fair value of trading cash instruments.
Significant Unobservable Inputs for Trading Cash Instrument Assets
The table below presents the amount of level 3 assets, and ranges and weighted averages of significant unobservable inputs used to value level 3 trading cash instrument assets.

	As of December 2022		As of December 2021
$ in millions	Amount or Range	Weighted Average	Amount or Range	Weighted Average
Loans and securities backed by real estate
Level 3 assets	$154		$289
Yield	3.0% to 36.0%	14.2%	0.4% to 28.5%	9.7%
Recovery rate	35.8% to 76.1%	54.7%	5.1% to 86.5%	55.0%
Cumulative loss rate	3.7% to 29.9%	10.4%	0.1% to 43.4%	17.7%
Duration (years)	0.9 to 12.3	4.6	0.1 to 17.2	4.3
Corporate debt instruments
Level 3 assets	$1,238		$1,318
Yield	1.1% to 34.3%	6.9%	0.0% to 18.0%	7.1%
Recovery rate	11.5% to 77.0%	48.0%	9.0% to 69.9%	52.0%
Duration (years)	0.3 to 20.3	4.5	2.0 to 28.5	4.5
Other
Level 3 assets	$342		$282
Yield	2.8% to 47.8%	10.0%	1.1% to 44.8%	9.4%
Multiples	3.3x to 4.5x	4.3x	N/A	N/A
Duration (years)	1.2 to 14.4	6.1	0.9 to 5.2	2.4

138	Goldman Sachs 2022 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
In the table above:
•Other includes government and agency obligations, state and municipal obligations, other debt obligations, equity securities and commodities. In other, the significant unobservable inputs for multiples as of December 2021 did not have a range (and there was no weighted average) as each pertained to a single position. Therefore, such unobservable inputs are not included in the table above.
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
•Increases in yield, duration or cumulative loss rate used in the valuation of level 3 trading cash instruments would have resulted in a lower fair value measurement, while increases in recovery rate or multiples would have resulted in a higher fair value measurement as of both December 2022 and December 2021. Due to the distinctive nature of each level 3 trading cash instrument, the interrelationship of inputs is not necessarily uniform within each product type.
•Trading cash instruments are valued using discounted cash flows.

Level 3 Rollforward for Trading Cash Instruments
The table below presents a summary of the changes in fair value for level 3 trading cash instruments.

	Year Ended December
$ in millions	2022	2021
Assets
Beginning balance	$1,889	$1,237
Net realized gains/(losses)	167	80
Net unrealized gains/(losses)	(1,889)	52
Purchases	1,271	1,241
Sales	(704)	(456)
Settlements	(345)	(273)
Transfers into level 3	1,680	272
Transfers out of level 3	(335)	(264)
Ending balance	$1,734	$1,889

Liabilities
Beginning balance	$(104)	$(80)
Net realized gains/(losses)	18	6
Net unrealized gains/(losses)	65	(5)
Purchases	137	36
Sales	(106)	(64)
Settlements	5	13
Transfers into level 3	(89)	(16)
Transfers out of level 3	10	6
Ending balance	$(64)	$(104)
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

Goldman Sachs 2022 Form 10-K	139

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
The table below presents information, by product type, for assets included in the summary table above.

	Year Ended December
$ in millions	2022	2021
Loans and securities backed by real estate
Beginning balance	$289	$334
Net realized gains/(losses)	11	12
Net unrealized gains/(losses)	(11)	3
Purchases	51	135
Sales	(127)	(75)
Settlements	(26)	(53)
Transfers into level 3	19	42
Transfers out of level 3	(52)	(109)
Ending balance	$154	$289

Corporate debt instruments
Beginning balance	$1,318	$797
Net realized gains/(losses)	29	57
Net unrealized gains/(losses)	(111)	28
Purchases	607	894
Sales	(372)	(330)
Settlements	(247)	(182)
Transfers into level 3	278	207
Transfers out of level 3	(264)	(153)
Ending balance	$1,238	$1,318

Other
Beginning balance	$282	$106
Net realized gains/(losses)	127	11
Net unrealized gains/(losses)	(1,767)	21
Purchases	613	212
Sales	(205)	(51)
Settlements	(72)	(38)
Transfers into level 3	1,383	23
Transfers out of level 3	(19)	(2)
Ending balance	$342	$282
In the table above, other includes government and agency obligations, state and municipal obligations, other debt obligations, equity securities and commodities.

Level 3 Rollforward Commentary for Trading Cash Instruments
Year Ended December 2022. The net realized and unrealized losses on level 3 trading cash instrument assets of $1.72 billion (reflecting $167 million of net realized gains and $1.89 billion of net unrealized losses) for 2022 included gains/(losses) of $(1.77) billion reported in market making and $54 million reported in interest income.
The net unrealized losses on level 3 trading cash instrument assets for 2022 primarily reflected losses on certain equity securities (included in other cash instruments), principally driven by broad macroeconomic and geopolitical concerns.
Transfers into level 3 trading cash instrument assets during 2022 primarily reflected transfers of certain equity securities (included in other cash instruments) and corporate debt instruments from both level 1 and level 2 (in each case, principally due to reduced price transparency as a result of a lack of market evidence, including fewer market transactions in these instruments).
Transfers out of level 3 trading cash instrument assets during 2022 primarily reflected transfers of certain corporate debt instruments to level 2 (principally due to increased price transparency as a result of market evidence, including market transactions in these instruments).
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
Transfers out of level 3 trading cash instrument assets during 2021 primarily reflected transfers of certain corporate debt instruments, and loans and securities backed by real estate to level 2 (in each case, principally due to increased price transparency as a result of market evidence, including market transactions in these instruments, and certain unobservable yield and duration inputs no longer being significant to the valuation of these instruments).

140	Goldman Sachs 2022 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Fair Value of Derivatives by Level
The table below presents derivatives on a gross basis by level and product type, as well as the impact of netting.

$ in millions	Level 1	Level 2	Level 3	Total
As of December 2022
Assets
Interest rates	$69	$269,590	$700	$270,359
Credit	–	9,690	2,577	12,267
Currencies	–	103,450	494	103,944
Commodities	–	38,331	1,609	39,940
Equities	113	49,481	967	50,561
Gross fair value	182	470,542	6,347	477,071
Counterparty netting in levels	–	(358,917)	(886)	(359,803)
Subtotal	$182	$111,625	$5,461	$117,268
Cross-level counterparty netting				(1,079)
Cash collateral netting				(56,776)
Net fair value				$59,413

Liabilities
Interest rates	$(32)	$(247,871)	$(1,159)	$(249,062)
Credit	–	(10,163)	(1,117)	(11,280)
Currencies	–	(111,840)	(332)	(112,172)
Commodities	–	(32,435)	(690)	(33,125)
Equities	(15)	(55,240)	(1,528)	(56,783)
Gross fair value	(47)	(457,549)	(4,826)	(462,422)
Counterparty netting in levels	–	358,917	886	359,803
Subtotal	$(47)	$(98,632)	$(3,940)	$(102,619)
Cross-level counterparty netting				1,079
Cash collateral netting				46,805
Net fair value				$(54,735)

As of December 2021
Assets
Interest rates	$2	$246,525	$1,065	$247,592
Credit	–	12,823	3,433	16,256
Currencies	–	86,773	237	87,010
Commodities	–	34,501	1,044	35,545
Equities	33	72,570	963	73,566
Gross fair value	35	453,192	6,742	459,969
Counterparty netting in levels	–	(329,164)	(804)	(329,968)
Subtotal	$35	$124,028	$5,938	$130,001
Cross-level counterparty netting				(1,924)
Cash collateral netting				(64,117)
Net fair value				$63,960

Liabilities
Interest rates	$(2)	$(217,438)	$(882)	$(218,322)
Credit	–	(14,176)	(1,579)	(15,755)
Currencies	–	(85,925)	(384)	(86,309)
Commodities	–	(31,925)	(606)	(32,531)
Equities	(29)	(77,393)	(2,851)	(80,273)
Gross fair value	(31)	(426,857)	(6,302)	(433,190)
Counterparty netting in levels	–	329,164	804	329,968
Subtotal	$(31)	$(97,693)	$(5,498)	$(103,222)
Cross-level counterparty netting				1,924
Cash collateral netting				49,345
Net fair value				$(51,953)

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
See Note 4 for an overview of the firm’s fair value measurement policies, valuation techniques and significant inputs used to determine the fair value of derivatives.
Significant Unobservable Inputs for Derivatives
The table below presents the amount of level 3 derivative assets (liabilities), and ranges, averages and medians of significant unobservable inputs used to value level 3 derivatives.

	As of December 2022		As of December 2021
$ in millions, except inputs	Amount or Range	Average/ Median	Amount or Range	Average/ Median
Interest rates, net	$(459)		$183
Correlation	(10)% to 81%	61%/60%	25% to 81%	63%/62%
Volatility (bps)	31 to 101	60/57	31 to 100	59/54
Credit, net	$1,460		$1,854
Credit spreads (bps)	5 to 935	149/116	1 to 568	136/107
Upfront credit points	(1) to 100	29/18	2 to 100	34/26
Recovery rates	20% to 50%	40%/40%	20% to 50%	37%/40%
Currencies, net	$162		$(147)
Correlation	20% to 71%	40%/23%	20% to 71%	40%/41%
Volatility	20% to 21%	20%/20%	19% to 19%	19%/19%
Commodities, net	$919		$438
Volatility	20% to 118%	50%/46%	15% to 93%	32%/29%
Natural gas spread	$(3.21) to $5.85	$(0.20)/ $(0.27)	$(1.33) to $2.60	$(0.11)/ $(0.07)
Oil spread	$12.68 to $48.92	$20.42/ $20.36	$8.64 to $22.68	$13.36/ $12.69
Electricity price	$3.00 to $329.28	$47.19/ $39.69	$1.50 to $289.96	$37.42/ $32.20
Equities, net	$(561)		$(1,888)
Correlation	(75)% to 100%	66%/75%	(70)% to 99%	59%/62%
Volatility	2% to 74%	13%/7%	3% to 150%	17%/17%
In the table above:
•Derivative assets are shown as positive amounts and derivative liabilities are shown as negative amounts.
•Ranges represent the significant unobservable inputs that were used in the valuation of each type of derivative.

Goldman Sachs 2022 Form 10-K	141

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
Range of Significant Unobservable Inputs for Derivatives
The following provides information about the ranges of significant unobservable inputs used to value the firm’s level 3 derivative instruments:
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
Sensitivity of Fair Value Measurement to Changes in Significant Unobservable Inputs for Derivatives
The following is a description of the directional sensitivity of the firm’s level 3 fair value measurements to changes in significant unobservable inputs, in isolation, as of each period-end:
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

142	Goldman Sachs 2022 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Level 3 Rollforward for Derivatives
The table below presents a summary of the changes in fair value for level 3 derivatives.

	Year Ended December
$ in millions	2022	2021
Total level 3 derivatives, net
Beginning balance	$440	$1,175
Net realized gains/(losses)	839	265
Net unrealized gains/(losses)	1,817	452
Purchases	510	501
Sales	(1,592)	(1,541)
Settlements	100	(59)
Transfers into level 3	(482)	(131)
Transfers out of level 3	(111)	(222)
Ending balance	$1,521	$440
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

The table below presents information, by product type, for derivatives included in the summary table above.

	Year Ended December
$ in millions	2022	2021
Interest rates, net
Beginning balance	$183	$267
Net realized gains/(losses)	88	72
Net unrealized gains/(losses)	137	316
Purchases	50	124
Sales	(585)	(341)
Settlements	(20)	18
Transfers into level 3	(13)	2
Transfers out of level 3	(299)	(275)
Ending balance	$(459)	$183

Credit, net
Beginning balance	$1,854	$1,778
Net realized gains/(losses)	217	(21)
Net unrealized gains/(losses)	(343)	409
Purchases	107	53
Sales	(90)	(217)
Settlements	(27)	(77)
Transfers into level 3	(21)	(70)
Transfers out of level 3	(237)	(1)
Ending balance	$1,460	$1,854

Currencies, net
Beginning balance	$(147)	$(338)
Net realized gains/(losses)	95	9
Net unrealized gains/(losses)	270	155
Purchases	41	7
Sales	(36)	(10)
Settlements	19	32
Transfers into level 3	(83)	(17)
Transfers out of level 3	3	15
Ending balance	$162	$(147)

Commodities, net
Beginning balance	$438	$300
Net realized gains/(losses)	(59)	(80)
Net unrealized gains/(losses)	741	355
Purchases	31	42
Sales	(30)	(15)
Settlements	(245)	(149)
Transfers into level 3	182	(3)
Transfers out of level 3	(139)	(12)
Ending balance	$919	$438

Equities, net
Beginning balance	$(1,888)	$(832)
Net realized gains/(losses)	498	285
Net unrealized gains/(losses)	1,012	(783)
Purchases	281	275
Sales	(851)	(958)
Settlements	373	117
Transfers into level 3	(547)	(43)
Transfers out of level 3	561	51
Ending balance	$(561)	$(1,888)

Goldman Sachs 2022 Form 10-K	143

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Level 3 Rollforward Commentary for Derivatives
Year Ended December 2022. The net realized and unrealized gains on level 3 derivatives of $2.66 billion (reflecting $839 million of net realized gains and $1.82 billion of net unrealized gains) for 2022 included gains of $2.65 billion reported in market making and gains of $3 million reported in other principal transactions.
The net unrealized gains on level 3 derivatives for 2022 were attributable to gains on certain equity derivatives (primarily reflecting the impact of a decrease in equity prices), gains on certain commodity derivatives (primarily reflecting the impact of an increase in commodity prices), gains on certain currency derivatives (primarily reflecting the impact of changes in foreign exchange rates and an increase in interest rates), and gains on certain interest rate derivatives (primarily reflecting the impact of an increase in interest rates), partially offset by losses on certain credit derivatives (primarily reflecting the impact of an increase in interest rates).
Transfers into level 3 derivatives during 2022 primarily reflected transfers of certain equity derivative liabilities from level 2 (principally due to decreased transparency of certain unobservable volatility inputs used to value these derivatives), partially offset by transfers of certain commodity derivative assets from level 2 (principally due to certain unobservable electricity price inputs becoming significant to the valuation of these derivatives).
Transfers out of level 3 derivatives during 2022 primarily reflected transfers of certain interest rate derivative assets to level 2 (principally due to certain unobservable volatility inputs no longer being significant to the valuation of these derivatives), certain credit derivative assets to level 2 (principally due to certain unobservable credit spread inputs no longer being significant to the net risk of certain portfolios), and certain commodity derivative assets to level 2 (principally due to certain unobservable natural gas spread and electricity price inputs no longer being significant to the valuation of these derivatives), partially offset by transfers of certain equity derivative liabilities to level 2 (principally due to certain unobservable volatility inputs no longer being significant to the valuation of these derivatives).
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
Fair Value of Investments by Level
The table below presents investments accounted for at fair value by level within the fair value hierarchy.

$ in millions	Level 1	Level 2	Level 3	Total
As of December 2022
Government and agency obligations:
U.S.	$47,055	$–	$–	$47,055
Non-U.S.	2,169	66	–	2,235
Corporate debt securities	145	2,950	7,003	10,098
Securities backed by real estate	–	176	827	1,003
Money market instruments	48	957	–	1,005
Other debt obligations	–	3	256	259
Equity securities	1,522	3,227	8,856	13,605
Subtotal	$50,939	$7,379	$16,942	$75,260
Investments in funds at NAV				2,941
Total investments				$78,201
As of December 2021
Government and agency obligations:
U.S.	$46,322	$–	$–	$46,322
Non-U.S.	2,612	–	–	2,612
Corporate debt securities	65	5,201	4,527	9,793
Securities backed by real estate	–	1,202	1,078	2,280
Money market instruments	41	1,355	–	1,396
Other debt obligations	–	35	382	417
Equity securities	2,135	7,088	7,915	17,138
Subtotal	$51,175	$14,881	$13,902	$79,958
Investments in funds at NAV				3,469
Total investments				$83,427
See Note 4 for an overview of the firm’s fair value measurement policies, valuation techniques and significant inputs used to determine the fair value of investments.

144	Goldman Sachs 2022 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Significant Unobservable Inputs for Investments
The table below presents the amount of level 3 investments, and ranges and weighted averages of significant unobservable inputs used to value such investments.

	As of December 2022		As of December 2021
$ in millions	Amount or Range	Weighted Average	Amount or Range	Weighted Average
Corporate debt securities
Level 3 assets	$7,003		$4,527
Yield	5.0% to 21.8%	11.6%	2.0% to 29.0%	10.8%
Recovery rate	10.0% to 70.0%	55.5%	9.1% to 76.0%	59.1%
Duration (years)	1.3 to 5.7	3.3	1.4 to 6.4	3.8
Multiples	1.8x to 83.4x	8.3x	0.5x to 28.2x	6.9x
Securities backed by real estate
Level 3 assets	$827		$1,078
Yield	8.0% to 20.3%	14.6%	8.3% to 20.3%	13.1%
Recovery rate	N/A	N/A	55.1% to 61.0%	56.4%
Duration (years)	0.6 to 4.2	4.1	0.1 to 2.6	1.2
Other debt obligations
Level 3 assets	$256		$382
Yield	5.2% to 8.4%	7.4%	2.3% to 10.6%	3.2%
Duration (years)	N/A	N/A	0.9 to 9.3	4.8
Equity securities
Level 3 assets	$8,856		$7,915
Multiples	0.5x to 34.3x	8.3x	0.4x to 30.5x	10.1x
Discount rate/yield	5.4% to 38.5%	14.6%	2.0% to 35.0%	14.1%
Capitalization rate	4.0% to 10.8%	5.4%	3.5% to 14.0%	5.7%
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
•Increases in yield, discount rate, capitalization rate or duration used in the valuation of level 3 investments would have resulted in a lower fair value measurement, while increases in recovery rate or multiples would have resulted in a higher fair value measurement as of both December 2022 and December 2021. Due to the distinctive nature of each level 3 investment, the interrelationship of inputs is not necessarily uniform within each product type.
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
•The significant unobservable inputs for recovery rate (related to securities backed by real estate) and for duration (related to other debt obligations) as of December 2022 did not have a range (and there was no weighted average) as each pertained to a single position. Therefore, such unobservable inputs are not included in the table above.
Level 3 Rollforward for Investments
The table below presents a summary of the changes in fair value for level 3 investments.

	Year Ended December
$ in millions	2022	2021
Beginning balance	$13,902	$16,423
Net realized gains/(losses)	563	449
Net unrealized gains/(losses)	(1,649)	1,263
Purchases	2,362	1,600
Sales	(1,514)	(2,135)
Settlements	(1,995)	(3,265)
Transfers into level 3	6,345	3,080
Transfers out of level 3	(1,072)	(3,513)
Ending balance	$16,942	$13,902
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
•For level 3 investments, increases are shown as positive amounts, while decreases are shown as negative amounts.

Goldman Sachs 2022 Form 10-K	145

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
The table below presents information, by product type, for investments included in the summary table above.

	Year Ended December
$ in millions	2022	2021
Corporate debt securities
Beginning balance	$4,527	$5,286
Net realized gains/(losses)	352	167
Net unrealized gains/(losses)	(173)	311
Purchases	1,007	431
Sales	(125)	(594)
Settlements	(1,117)	(1,876)
Transfers into level 3	2,790	1,871
Transfers out of level 3	(258)	(1,069)
Ending balance	$7,003	$4,527

Securities backed by real estate
Beginning balance	$1,078	$998
Net realized gains/(losses)	42	45
Net unrealized gains/(losses)	(338)	6
Purchases	199	182
Sales	(169)	(44)
Settlements	(320)	(234)
Transfers into level 3	344	142
Transfers out of level 3	(9)	(17)
Ending balance	$827	$1,078

Other debt obligations
Beginning balance	$382	$497
Net realized gains/(losses)	12	12
Net unrealized gains/(losses)	(5)	1
Purchases	25	63
Sales	(6)	–
Settlements	(147)	(96)
Transfers out of level 3	(5)	(95)
Ending balance	$256	$382

Equity securities
Beginning balance	$7,915	$9,642
Net realized gains/(losses)	157	225
Net unrealized gains/(losses)	(1,133)	945
Purchases	1,131	924
Sales	(1,214)	(1,497)
Settlements	(411)	(1,059)
Transfers into level 3	3,211	1,067
Transfers out of level 3	(800)	(2,332)
Ending balance	$8,856	$7,915
Level 3 Rollforward Commentary for Investments
Year Ended December 2022. The net realized and unrealized losses on level 3 investments of $1.09 billion (reflecting $563 million of net realized gains and $1.65 billion of net unrealized losses) for 2022 included gains/(losses) of $(1.52) billion reported in other principal transactions and $433 million reported in interest income.
The net unrealized losses on level 3 investments for 2022 primarily reflected losses on certain equity securities and corporate debt securities (in each case, principally driven by broad macroeconomic and geopolitical concerns) and securities backed by real estate (principally driven by an increase in interest rates).

Transfers into level 3 investments during 2022 primarily reflected transfers of certain equity securities and corporate debt securities from level 2 (in each case, principally due to reduced price transparency as a result of a lack of market evidence, including fewer market transactions in these instruments), and transfers of certain corporate debt securities from level 2 (due to certain unobservable yield and duration inputs becoming significant to the valuation of these instruments).
Transfers out of level 3 investments during 2022 primarily reflected transfers of certain equity securities and corporate debt securities to level 2 (in each case, principally due to increased price transparency as a result of market evidence, including market transactions in these instruments and certain unobservable yield and duration inputs no longer being significant to the valuation of these instruments).
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

146	Goldman Sachs 2022 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Fair Value of Loans by Level
The table below presents loans held for investment accounted for at fair value under the fair value option by level within the fair value hierarchy.

$ in millions	Level 1	Level 2	Level 3	Total
As of December 2022
Loan Type
Corporate	$–	$359	$637	$996
Real estate:
Commercial	–	435	711	1,146
Residential	–	4,437	74	4,511
Other collateralized	–	576	140	716
Other	–	11	275	286
Total	$–	$5,818	$1,837	$7,655
As of December 2021
Loan Type
Corporate	$–	$937	$672	$1,609
Real estate:
Commercial	–	605	983	1,588
Residential	–	5,980	205	6,185
Other collateralized	–	726	229	955
Other	–	167	265	432
Total	$–	$8,415	$2,354	$10,769
The gains/(losses) as a result of changes in the fair value of loans held for investment for which the fair value option was elected were $(367) million for 2022 and $216 million for 2021. These gains/(losses) were included in other principal transactions.
Significant Unobservable Inputs for Loans
The table below presents the amount of level 3 loans, and ranges and weighted averages of significant unobservable inputs used to value such loans.

	As of December 2022		As of December 2021
$ in millions	Amount or Range	Weighted Average	Amount or Range	Weighted Average
Corporate
Level 3 assets	$637		$672
Yield	4.1% to 26.9%	9.6%	1.5% to 55.6%	17.8%
Recovery rate	23.1% to 95.0%	66.0%	20.0% to 92.0%	46.6%
Duration (years)	1.6 to 3.3	2.6	1.0 to 4.3	2.5
Real estate
Level 3 assets	$785		$1,188
Yield	3.0% to 27.0%	16.1%	2.1% to 20.0%	13.2%
Recovery rate	3.6% to 66.2%	54.4%	3.8% to 99.5%	43.7%
Duration (years)	0.6 to 6.7	2.5	0.1 to 4.0	1.7
Other collateralized
Level 3 assets	$140		$229
Yield	5.8% to 12.7%	7.7%	1.8% to 4.3%	3.3%
Duration (years)	2.5 to 2.9	2.7	0.9 to 6.8	3.2
Other
Level 3 assets	$275		$265
Yield	9.4% to 10.0%	9.9%	3.8% to 18.7%	7.9%
Duration (years)	N/A	N/A	2.9 to 5.5	3.6
In the table above:
•Ranges represent the significant unobservable inputs that were used in the valuation of each type of loan.
•Weighted averages are calculated by weighting each input by the relative fair value of the loan.
•The ranges and weighted averages of these inputs are not representative of the appropriate inputs to use when calculating the fair value of any one loan. For example, the highest yield for real estate loans is appropriate for valuing a specific real estate loan but may not be appropriate for valuing any other real estate loan. Accordingly, the ranges of inputs do not represent uncertainty in, or possible ranges of, fair value measurements of level 3 loans.
•Increases in yield or duration used in the valuation of level 3 loans would have resulted in a lower fair value measurement, while increases in recovery rate would have resulted in a higher fair value measurement as of both December 2022 and December 2021. Due to the distinctive nature of each level 3 loan, the interrelationship of inputs is not necessarily uniform within each product type.
•Loans are valued using discounted cash flows.
•The significant unobservable inputs for duration related to other loans as of December 2022 did not have a range (and there was no weighted average) as it related to a purchased portfolio of revolving loans with a single duration.
Level 3 Rollforward for Loans
The table below presents a summary of the changes in fair value for level 3 loans.

	Year Ended December
$ in millions	2022	2021
Beginning balance	$2,354	$2,678
Net realized gains/(losses)	82	99
Net unrealized gains/(losses)	(129)	(33)
Purchases	113	272
Sales	(82)	(54)
Settlements	(403)	(668)
Transfers into level 3	236	369
Transfers out of level 3	(334)	(309)
Ending balance	$1,837	$2,354
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

Goldman Sachs 2022 Form 10-K	147

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
The table below presents information, by loan type, for loans included in the summary table above.

	Year Ended December
$ in millions	2022	2021
Corporate
Beginning balance	$672	$896
Net realized gains/(losses)	29	30
Net unrealized gains/(losses)	(40)	(34)
Purchases	27	81
Sales	(74)	(17)
Settlements	(95)	(228)
Transfers into level 3	121	37
Transfers out of level 3	(3)	(93)
Ending balance	$637	$672

Real estate
Beginning balance	$1,188	$1,364
Net realized gains/(losses)	45	57
Net unrealized gains/(losses)	(108)	(62)
Purchases	65	78
Sales	(8)	(10)
Settlements	(233)	(353)
Transfers into level 3	102	242
Transfers out of level 3	(266)	(128)
Ending balance	$785	$1,188

Other collateralized
Beginning balance	$229	$97
Net realized gains/(losses)	3	1
Net unrealized gains/(losses)	(2)	(1)
Purchases	3	62
Settlements	(55)	(20)
Transfers into level 3	13	90
Transfers out of level 3	(51)	–
Ending balance	$140	$229

Other
Beginning balance	$265	$321
Net realized gains/(losses)	5	11
Net unrealized gains/(losses)	21	64
Purchases	18	51
Sales	–	(27)
Settlements	(20)	(67)
Transfers out of level 3	(14)	(88)
Ending balance	$275	$265

Level 3 Rollforward Commentary for Loans
Year Ended December 2022. The net realized and unrealized losses on level 3 loans of $47 million (reflecting $82 million of net realized gains and $129 million of net unrealized losses) for 2022 included gains/(losses) of $(78) million reported in other principal transactions and $31 million reported in interest income.
The net unrealized losses on level 3 loans for 2022 primarily reflected losses on certain loans backed by real estate (principally due to the impact of an increase in interest rates).
Transfers into level 3 loans during 2022 primarily reflected transfers of certain corporate loans and loans backed by real estate from level 2 (in each case, principally due to reduced price transparency as a result of a lack of market evidence, including fewer market transactions in these instruments).
Transfers out of level 3 loans during 2022 primarily reflected transfers of certain loans backed by real estate to level 2 (principally due to increased price transparency as a result of market evidence, including market transactions in these instruments).
Year Ended December 2021. The net realized and unrealized gains on level 3 loans of $66 million (reflecting $99 million of net realized gains and $33 million of net unrealized losses) for 2021 included gains of $42 million reported in other principal transactions and $24 million reported in interest income.
The drivers of net unrealized losses on level 3 loans for 2021 were not material.
Transfers into level 3 loans during 2021 primarily reflected transfers of certain loans backed by real estate from level 2 (principally due to certain unobservable yield and duration inputs becoming significant to the valuation of these instruments) and transfers of certain other collateralized loans from level 2 (principally due to reduced price transparency as a result of a lack of market evidence, including fewer market transactions in these instruments).
Transfers out of level 3 loans during 2021 primarily reflected transfers of certain loans backed by real estate, corporate loans and other loans to level 2 (in each case, principally due to increased price transparency as a result of market evidence, including market transactions in these instruments).

148	Goldman Sachs 2022 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Fair Value of Other Financial Assets and Liabilities by Level
The table below presents, by level within the fair value hierarchy, other financial assets and liabilities at fair value, substantially all of which are accounted for at fair value under the fair value option.

$ in millions	Level 1	Level 2	Level 3	Total
As of December 2022
Assets
Resale agreements	$–	$225,117	$–	$225,117
Securities borrowed	–	38,578	–	38,578
Customer and other receivables	–	25	–	25
Other assets	–	71	74	145
Total	$–	$263,791	$74	$263,865

Liabilities
Deposits	$–	$(13,003)	$(2,743)	$(15,746)
Repurchase agreements	–	(110,349)	–	(110,349)
Securities loaned	–	(4,372)	–	(4,372)
Other secured financings	–	(10,914)	(1,842)	(12,756)
Unsecured borrowings:
Short-term	–	(35,641)	(4,090)	(39,731)
Long-term	–	(63,081)	(10,066)	(73,147)
Other liabilities	–	(74)	(85)	(159)
Total	$–	$(237,434)	$(18,826)	$(256,260)

As of December 2021
Assets
Resale agreements	$–	$205,703	$–	$205,703
Securities borrowed	–	39,955	–	39,955
Customer and other receivables	–	42	–	42
Total	$–	$245,700	$–	$245,700

Liabilities
Deposits	$–	$(31,812)	$(3,613)	$(35,425)
Repurchase agreements	–	(165,883)	–	(165,883)
Securities loaned	–	(9,170)	–	(9,170)
Other secured financings	–	(14,508)	(2,566)	(17,074)
Unsecured borrowings:
Short-term	–	(22,003)	(7,829)	(29,832)
Long-term	–	(42,977)	(9,413)	(52,390)
Other liabilities	–	(213)	(146)	(359)
Total	$–	$(286,566)	$(23,567)	$(310,133)
In the table above, other financial assets are shown as positive amounts and other financial liabilities are shown as negative amounts.
See Note 4 for an overview of the firm’s fair value measurement policies, valuation techniques and significant inputs used to determine the fair value of other financial assets and liabilities.

Significant Unobservable Inputs for Other Financial Instruments at Fair Value
See below for information about the significant unobservable inputs used to value level 3 other financial liabilities at fair value as of both December 2022 and December 2021.
Other Secured Financings. The ranges and weighted averages of significant unobservable inputs used to value level 3 other secured financings are presented below. These ranges and weighted averages exclude unobservable inputs that are only relevant to a single instrument, and therefore are not meaningful.
As of December 2022:
•Yield: 4.5% to 9.4% (weighted average: 5.9%)
•Duration: 0.6 to 5.1 years (weighted average: 2.2 years)
As of December 2021:
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
Deposits, Unsecured Borrowings and Other Assets and Liabilities. Substantially all of the firm’s deposits, unsecured short- and long-term borrowings, and other assets and liabilities that are classified in level 3 are hybrid financial instruments. As the significant unobservable inputs used to value hybrid financial instruments primarily relate to the embedded derivative component of these deposits, unsecured borrowings and other assets and liabilities, these unobservable inputs are incorporated in the firm’s derivative disclosures. See Note 12 for further information about other assets, Note 13 for further information about deposits, Note 14 for further information about unsecured borrowings and Note 15 for further information about other liabilities.

Goldman Sachs 2022 Form 10-K	149

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Level 3 Rollforward for Other Financial Instruments at Fair Value
The table below presents a summary of the changes in fair value for level 3 other financial instruments accounted for at fair value.

	Year Ended December
$ in millions	2022	2021
Assets
Beginning balance	$–	$–
Net unrealized gains/(losses)	65	–
Purchases	9	–
Ending balance	$74	$–
Liabilities
Beginning balance	$(23,567)	$(28,058)
Net realized gains/(losses)	(311)	(401)
Net unrealized gains/(losses)	4,459	825
Issuances	(10,090)	(12,632)
Settlements	10,255	14,930
Transfers into level 3	(1,851)	(736)
Transfers out of level 3	2,279	2,505
Ending balance	$(18,826)	$(23,567)
In the table above:
•Changes in fair value are presented for all other financial instruments that are classified in level 3 as of the end of the period.
•Net unrealized gains/(losses) relates to other financial instruments that were still held at period-end.
•Transfers between levels of the fair value hierarchy are reported at the beginning of the reporting period in which they occur. If a financial instrument was transferred to level 3 during a reporting period, its entire gain or loss for the period is classified in level 3.
•For level 3 other financial assets, increases are shown as positive amounts, while decreases are shown as negative amounts. For level 3 other financial liabilities, increases are shown as negative amounts, while decreases are shown as positive amounts.
•Level 3 other financial instruments are frequently economically hedged with trading assets and liabilities. Accordingly, gains or losses that are classified in level 3 can be partially offset by gains or losses attributable to level 1, 2 or 3 trading assets and liabilities. As a result, gains or losses included in the level 3 rollforward below do not necessarily represent the overall impact on the firm’s results of operations, liquidity or capital resources.
The table below presents information, by the consolidated balance sheet line items, for liabilities included in the summary table above.

	Year Ended December
$ in millions	2022	2021
Deposits
Beginning balance	$(3,613)	$(4,221)
Net realized gains/(losses)	(5)	(28)
Net unrealized gains/(losses)	391	(110)
Issuances	(937)	(473)
Settlements	1,264	1,203
Transfers into level 3	(13)	(70)
Transfers out of level 3	170	86
Ending balance	$(2,743)	$(3,613)

Repurchase agreements
Beginning balance	$–	$(2)
Net unrealized gains/(losses)	–	1
Settlements	–	1
Ending balance	$–	$–

Other secured financings
Beginning balance	$(2,566)	$(3,474)
Net realized gains/(losses)	(12)	(27)
Net unrealized gains/(losses)	31	63
Issuances	(621)	(145)
Settlements	850	779
Transfers into level 3	(110)	(135)
Transfers out of level 3	586	373
Ending balance	$(1,842)	$(2,566)

Unsecured short-term borrowings
Beginning balance	$(7,829)	$(7,523)
Net realized gains/(losses)	(112)	(134)
Net unrealized gains/(losses)	730	374
Issuances	(3,497)	(7,878)
Settlements	6,201	7,188
Transfers into level 3	(265)	(163)
Transfers out of level 3	682	307
Ending balance	$(4,090)	$(7,829)

Unsecured long-term borrowings
Beginning balance	$(9,413)	$(12,576)
Net realized gains/(losses)	(182)	(212)
Net unrealized gains/(losses)	3,246	381
Issuances	(5,035)	(4,136)
Settlements	1,940	5,759
Transfers into level 3	(1,463)	(368)
Transfers out of level 3	841	1,739
Ending balance	$(10,066)	$(9,413)

Other liabilities
Beginning balance	$(146)	$(262)
Net unrealized gains/(losses)	61	116
Ending balance	$(85)	$(146)
Level 3 Rollforward Commentary for Other Financial Instruments at Fair Value
Year Ended December 2022. The net realized and unrealized gains on level 3 other financial liabilities of $4.15 billion (reflecting $311 million of net realized losses and $4.46 billion of net unrealized gains) for 2022 included gains/(losses) of $3.60 billion reported in market making, $64 million reported in other principal transactions and $(21) million reported in interest expense in the consolidated statements of earnings, and $503 million reported in debt valuation adjustment in the consolidated statements of comprehensive income.

150	Goldman Sachs 2022 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
The net unrealized gains on level 3 other financial liabilities for 2022 primarily reflected gains on certain hybrid financial instruments included in unsecured long- and short-term borrowings (principally due to a decrease in global equity prices and an increase in interest rates).
Transfers into level 3 other financial liabilities during 2022 primarily reflected transfers of certain hybrid financial instruments included in unsecured long- and short-term borrowings from level 2 (principally due to reduced transparency of certain volatility and correlation inputs used to value these instruments).
Transfers out of level 3 other financial liabilities during 2022 primarily reflected transfers of certain hybrid financial instruments included in unsecured long- and short-term borrowings to level 2 (principally due to increased price transparency of certain volatility and correlation inputs used to value these instruments) and transfers of certain other secured financings to level 2 (principally due to certain unobservable yield and duration inputs no longer being significant to the valuation of these instruments).
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
Note 6.
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
The table below presents a summary of trading assets and liabilities.

	Trading	Trading
$ in millions	Assets	Liabilities
As of December 2022
Trading cash instruments	$241,832	$136,589
Derivatives	59,413	54,735
Total	$301,245	$191,324
As of December 2021
Trading cash instruments	$311,956	$129,471
Derivatives	63,960	51,953
Total	$375,916	$181,424
See Note 5 for further information about trading cash instruments and Note 7 for further information about derivatives.

Goldman Sachs 2022 Form 10-K	151

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Gains and Losses from Market Making
The table below presents market making revenues by major product type.

	Year Ended December
$ in millions	2022	2021	2020
Interest rates	$(4,890)	$(2,664)	$6,074
Credit	1,095	1,739	3,269
Currencies	11,662	5,627	(3,312)
Equities	7,734	8,459	6,792
Commodities	3,033	2,196	2,605
Total	$18,634	$15,357	$15,428
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
Derivatives are reported on a net-by-counterparty basis (i.e., the net payable or receivable for derivative assets and liabilities for a given counterparty) when a legal right of setoff exists under an enforceable netting agreement (counterparty netting). Derivatives are accounted for at fair value, net of cash collateral received or posted under enforceable credit support agreements (cash collateral netting). Derivative assets are included in trading assets and derivative liabilities are included in trading liabilities. Realized and unrealized gains and losses on derivatives not designated as hedges are included in market making (for derivatives included in Fixed Income, Currency and Commodities (FICC) and Equities within Global Banking & Markets), and other principal transactions (for derivatives included in Investment banking fees and Other within Global Banking & Markets, as well as derivatives in Asset & Wealth Management) in the consolidated statements of earnings. For both 2022 and 2021, substantially all of the firm’s derivatives were included in Global Banking & Markets.

152	Goldman Sachs 2022 Form 10-K

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

	As of December 2022		As of December 2021
$ in millions	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Not accounted for as hedges
Exchange-traded	$675	$1,385	$256	$557
OTC-cleared	74,297	72,979	13,795	12,692
Bilateral OTC	195,052	174,687	232,595	205,073
Total interest rates	270,024	249,051	246,646	218,322
OTC-cleared	1,516	1,802	3,665	4,053
Bilateral OTC	10,751	9,478	12,591	11,702
Total credit	12,267	11,280	16,256	15,755
Exchange-traded	1,041	22	417	10
OTC-cleared	520	589	423	338
Bilateral OTC	102,301	111,276	86,076	85,795
Total currencies	103,862	111,887	86,916	86,143
Exchange-traded	9,225	9,542	6,534	6,189
OTC-cleared	698	838	652	373
Bilateral OTC	30,017	22,745	28,359	25,969
Total commodities	39,940	33,125	35,545	32,531
Exchange-traded	26,302	26,607	33,840	35,518
OTC-cleared	685	19	8	5
Bilateral OTC	23,574	30,157	39,718	44,750
Total equities	50,561	56,783	73,566	80,273
Subtotal	476,654	462,126	458,929	433,024
Accounted for as hedges
OTC-cleared	–	–	1	–
Bilateral OTC	335	11	945	–
Total interest rates	335	11	946	–
OTC-cleared	29	29	34	27
Bilateral OTC	53	256	60	139
Total currencies	82	285	94	166
Subtotal	417	296	1,040	166
Total gross fair value	$477,071	$462,422	$459,969	$433,190

Offset in the consolidated balance sheets
Exchange-traded	$(31,229)	$(31,229)	$(35,724)	$(35,724)
OTC-cleared	(75,349)	(75,349)	(16,979)	(16,979)
Bilateral OTC	(254,304)	(254,304)	(279,189)	(279,189)
Counterparty netting	(360,882)	(360,882)	(331,892)	(331,892)
OTC-cleared	(1,388)	(406)	(1,033)	(361)
Bilateral OTC	(55,388)	(46,399)	(63,084)	(48,984)
Cash collateral netting	(56,776)	(46,805)	(64,117)	(49,345)
Total amounts offset	$(417,658)	$(407,687)	$(396,009)	$(381,237)

Included in the consolidated balance sheets
Exchange-traded	$6,014	$6,327	$5,323	$6,550
OTC-cleared	1,008	501	566	148
Bilateral OTC	52,391	47,907	58,071	45,255
Total	$59,413	$54,735	$63,960	$51,953

Not offset in the consolidated balance sheets
Cash collateral	$(298)	$(1,887)	$(1,008)	$(1,939)
Securities collateral	(15,229)	(4,329)	(15,751)	(7,349)
Total	$43,886	$48,519	$47,201	$42,665

	Notional Amounts as of December
$ in millions	2022	2021
Not accounted for as hedges
Exchange-traded	$4,241,937	$2,630,915
OTC-cleared	13,104,682	17,874,504
Bilateral OTC	11,137,127	11,122,871
Total interest rates	28,483,746	31,628,290
Exchange-traded	369	–
OTC-cleared	529,543	463,477
Bilateral OTC	577,542	616,095
Total credit	1,107,454	1,079,572
Exchange-traded	9,012	14,617
OTC-cleared	150,561	194,124
Bilateral OTC	5,304,069	6,606,927
Total currencies	5,463,642	6,815,668
Exchange-traded	341,526	308,917
OTC-cleared	3,188	3,647
Bilateral OTC	255,208	234,322
Total commodities	599,922	546,886
Exchange-traded	1,107,659	1,149,777
OTC-cleared	1,639	198
Bilateral OTC	1,026,736	1,173,103
Total equities	2,136,034	2,323,078
Subtotal	37,790,798	42,393,494
Accounted for as hedges
OTC-cleared	257,739	219,083
Bilateral OTC	3,156	4,499
Total interest rates	260,895	223,582
OTC-cleared	2,048	2,758
Bilateral OTC	7,701	18,658
Total currencies	9,749	21,416
Exchange-traded	–	1,050
Total commodities	–	1,050
Subtotal	270,644	246,048
Total notional amounts	$38,061,442	$42,639,542
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
•Total gross fair value of derivatives included derivative assets of $10.08 billion as of December 2022 and $17.48 billion as of December 2021, and derivative liabilities of $12.71 billion as of December 2022 and $17.29 billion as of December 2021, which are not subject to an enforceable netting agreement or are subject to a netting agreement that the firm has not yet determined to be enforceable.

Goldman Sachs 2022 Form 10-K	153

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
OTC Derivatives
The table below presents OTC derivative assets and liabilities by tenor and major product type.

$ in millions	Less than 1 Year	1 - 5 Years	Greater than 5 Years	Total
As of December 2022
Assets
Interest rates	$5,509	$16,963	$53,943	$76,415
Credit	921	2,622	2,142	5,685
Currencies	12,284	7,819	7,085	27,188
Commodities	10,525	7,513	2,574	20,612
Equities	5,346	4,007	1,782	11,135
Counterparty netting in tenors	(2,661)	(3,942)	(4,830)	(11,433)
Subtotal	$31,924	$34,982	$62,696	$129,602
Cross-tenor counterparty netting				(19,427)
Cash collateral netting				(56,776)
Total OTC derivative assets				$53,399

Liabilities
Interest rates	$9,351	$23,589	$21,467	$54,407
Credit	993	2,635	1,071	4,699
Currencies	18,987	8,736	8,712	36,435
Commodities	6,400	6,135	945	13,480
Equities	7,629	7,249	2,174	17,052
Counterparty netting in tenors	(2,661)	(3,942)	(4,830)	(11,433)
Subtotal	$40,699	$44,402	$29,539	$114,640
Cross-tenor counterparty netting				(19,427)
Cash collateral netting				(46,805)
Total OTC derivative liabilities				$48,408

As of December 2021
Assets
Interest rates	$6,076	$11,655	$61,380	$79,111
Credit	1,800	2,381	3,113	7,294
Currencies	13,366	6,642	6,570	26,578
Commodities	10,178	7,348	770	18,296
Equities	11,075	6,592	2,100	19,767
Counterparty netting in tenors	(3,624)	(3,357)	(2,673)	(9,654)
Subtotal	$38,871	$31,261	$71,260	$141,392
Cross-tenor counterparty netting				(18,638)
Cash collateral netting				(64,117)
Total OTC derivative assets				$58,637

Liabilities
Interest rates	$3,929	$10,932	$34,676	$49,537
Credit	1,695	3,257	1,841	6,793
Currencies	14,122	6,581	5,580	26,283
Commodities	7,591	6,274	1,763	15,628
Equities	8,268	12,944	3,587	24,799
Counterparty netting in tenors	(3,624)	(3,357)	(2,673)	(9,654)
Subtotal	$31,981	$36,631	$44,774	$113,386
Cross-tenor counterparty netting				(18,638)
Cash collateral netting				(49,345)
Total OTC derivative liabilities				$45,403
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
See Note 4 for an overview of the firm’s fair value measurement policies, valuation techniques and significant inputs used to determine the fair value of derivatives, and Note 5 for information about derivatives within the fair value hierarchy.
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

154	Goldman Sachs 2022 Form 10-K

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
As of December 2022, written credit derivatives had a total gross notional amount of $528.31 billion and purchased credit derivatives had a total gross notional amount of $579.14 billion, for total net notional purchased protection of $50.83 billion. As of December 2021, written credit derivatives had a total gross notional amount of $510.24 billion and purchased credit derivatives had a total gross notional amount of $569.34 billion, for total net notional purchased protection of $59.10 billion. The firm’s written and purchased credit derivatives primarily consist of credit default swaps.
The table below presents information about credit derivatives.

	Credit Spread on Underlier (basis points)
$ in millions	0 - 250	251 - 500	501 - 1,000	Greater than 1,000	Total
As of December 2022
Maximum Payout/Notional Amount of Written Credit Derivatives by Tenor
Less than 1 year	$108,703	$12,166	$1,879	$4,135	$126,883
1 - 5 years	306,484	28,188	13,724	9,092	357,488
Greater than 5 years	39,302	2,916	1,416	305	43,939
Total	$454,489	$43,270	$17,019	$13,532	$528,310

Maximum Payout/Notional Amount of Purchased Credit Derivatives
Offsetting	$372,360	$33,149	$14,817	$11,757	$432,083
Other	128,828	13,211	2,615	2,407	147,061
Fair Value of Written Credit Derivatives
Asset	$5,405	$460	$132	$84	$6,081
Liability	681	1,081	1,027	2,673	5,462
Net asset/(liability)	$4,724	$(621)	$(895)	$(2,589)	$619
As of December 2021
Maximum Payout/Notional Amount of Written Credit Derivatives by Tenor
Less than 1 year	$120,456	$6,173	$1,656	$4,314	$132,599
1 - 5 years	305,255	14,328	12,754	3,814	336,151
Greater than 5 years	35,558	3,087	2,529	311	41,485
Total	$461,269	$23,588	$16,939	$8,439	$510,235

Maximum Payout/Notional Amount of Purchased Credit Derivatives
Offsetting	$381,715	$17,210	$12,806	$6,714	$418,445
Other	$138,214	$7,780	$3,576	$1,322	$150,892
Fair Value of Written Credit Derivatives
Asset	$9,803	$924	$318	$137	$11,182
Liability	941	123	1,666	1,933	4,663
Net asset/(liability)	$8,862	$801	$(1,348)	$(1,796)	$6,519
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
•Other purchased credit derivatives represent the notional amount of all other purchased credit derivatives not included in offsetting.

Goldman Sachs 2022 Form 10-K	155

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
The table below presents information about CVA and FVA.

	Year Ended December
$ in millions	2022	2021	2020
CVA, net of hedges	$320	$25	$(143)
FVA, net of hedges	(193)	60	173
Total	$127	$85	$30
Bifurcated Embedded Derivatives
The table below presents the fair value and the notional amount of derivatives that have been bifurcated from their related borrowings.

	As of December
$ in millions	2022	2021
Fair value of assets	$288	$845
Fair value of liabilities	(392)	(124)
Net asset/(liability)	$(104)	$721
Notional amount	$8,892	$10,743
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

	As of December
$ in millions	2022	2021
Net derivative liabilities under bilateral agreements	$33,059	$34,315
Collateral posted	$27,657	$29,214
Additional collateral or termination payments:
One-notch downgrade	$343	$345
Two-notch downgrade	$1,115	$1,536
Hedge Accounting
The firm applies hedge accounting for (i) interest rate swaps used to manage the interest rate exposure of certain fixed-rate unsecured long- and short-term borrowings, certain fixed-rate certificates of deposit and certain U.S. government securities classified as available-for-sale, (ii) foreign currency forward contracts used to manage the foreign exchange risk of certain available-for-sale, (iii) foreign currency forward contracts and foreign currency-denominated debt used to manage foreign exchange risk on the firm’s net investment in certain non-U.S. operations and (iv) commodity futures contracts used to manage the price risk of certain commodities.
To qualify for hedge accounting, the hedging instrument must be highly effective at reducing the risk from the exposure being hedged. Additionally, the firm must formally document the hedging relationship at inception and assess the hedging relationship at least on a quarterly basis to ensure the hedging instrument continues to be highly effective over the life of the hedging relationship.
Fair Value Hedges
The firm designates interest rate swaps as fair value hedges of certain fixed-rate unsecured long- and short-term debt and fixed-rate certificates of deposit and, beginning in the second quarter of 2022, of certain U.S. government securities classified as available-for-sale. These interest rate swaps hedge changes in fair value attributable to the designated benchmark interest rate (e.g., London Interbank Offered Rate (LIBOR), Secured Overnight Financing Rate (SOFR) or Overnight Index Swap Rate), effectively converting a substantial portion of these fixed-rate financial instruments into floating-rate financial instruments.
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

156	Goldman Sachs 2022 Form 10-K

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
The table below presents the gains/(losses) from interest rate derivatives accounted for as hedges and the related hedged items.

	Year Ended December
$ in millions	2022	2021	2020
Investments
Interest rate hedges	$366	$–	$–
Hedged investments	(350)	–	–
Gains/(losses)	$16	$–	$–

Borrowings and deposits
Interest rate hedges	$(22,183)	$(6,638)	$3,862
Hedged borrowings and deposits	21,662	6,085	(4,557)
Gains/(losses)	$(521)	$(553)	$(695)
The table below presents the carrying value of investments, deposits and unsecured borrowings that are designated in an interest rate hedging relationship and the related cumulative hedging adjustment (increase/(decrease)) from current and prior hedging relationships included in such carrying values.

$ in millions	Carrying Value	Cumulative Hedging Adjustment
As of December 2022
Assets
Investments	$10,804	$(350)

Liabilities
Deposits	$6,311	$(280)
Unsecured short-term borrowings	$7,295	$(47)
Unsecured long-term borrowings	$151,215	$(15,134)

As of December 2021
Liabilities
Deposits	$14,131	$246
Unsecured short-term borrowings	$2,167	$5
Unsecured long-term borrowings	$144,934	$6,169
In the table above:
•Cumulative hedging adjustment included $5.09 billion as of December 2022 and $5.91 billion as of December 2021 of hedging adjustments from prior hedging relationships that were de-designated and substantially all were related to unsecured long-term borrowings.
•The amortized cost of investments was $11.49 billion as of December 2022.

In addition, cumulative hedging adjustments for items no longer designated in a hedging relationship were $111 million as of December 2022 and $68 million as of December 2021 and were substantially all related to unsecured long-term borrowings.
The firm designates foreign currency forward contracts as fair value hedges of the foreign exchange risk of non-U.S. government securities classified as available-for-sale. See Note 8 for information about the amortized cost and fair value of such securities. The effectiveness of such hedges is assessed based on changes in spot rates. The gains/(losses) on the hedges (relating to both spot and forward points) and the foreign exchange gains/(losses) on the related available-for-sale securities are included in market making. The net gains/(losses) on hedges and related available-for-sale securities were $(30) million (reflecting a gain of $266 million related to hedges and a loss of $296 million on the related hedged available-for-sale securities) for 2022. The gross and net gains/(losses) were not material for both 2021 and 2020.
The firm designates commodity futures contracts as fair value hedges of the price risk of certain precious metals included in commodities within trading assets. As of December 2022, there were no such hedges outstanding, and as of December 2021, the carrying value of such commodities was $1.05 billion and the amortized cost was $1.02 billion. Changes in spot rates of such commodities are reflected as an adjustment to their carrying value, and the related gains/(losses) on both the commodities and the designated futures contracts are included in market making. The contractual forward points on the designated futures contracts are amortized into earnings ratably over the life of the contract and other gains/(losses) as a result of changes in the forward points are included in other comprehensive income/(loss). The cumulative hedging adjustment was not material as of both December 2022 and December 2021, and the related gains/(losses) were not material for both 2022 and 2021.

Goldman Sachs 2022 Form 10-K	157

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
The table below presents the gains/(losses) from net investment hedging.

	Year Ended December
$ in millions	2022	2021	2020
Hedges:
Foreign currency forward contract	$1,713	$755	$(126)
Foreign currency-denominated debt	$(269)	$386	$(297)
Gains or losses on individual net investments in non-U.S. operations are reclassified from accumulated other comprehensive income/(loss) to other principal transactions in the consolidated statements of earnings when such net investments are sold or substantially liquidated. The gross and net gains and losses on hedges and the related net investments in non-U.S. operations reclassified to earnings from accumulated other comprehensive income/(loss) were not material for both 2022 and 2021, and $61 million (reflecting a gain of $214 million related to hedges and a loss of $153 million on the related net investments in non-U.S. operations) for 2020.
The firm had designated $21.46 billion as of December 2022 and $3.71 billion as of December 2021 of foreign currency-denominated debt, included in unsecured long- and short-term borrowings, as hedges of net investments in non-U.S. subsidiaries.

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
The table below presents information about investments.

	As of December
$ in millions	2022	2021
Equity securities, at fair value	$14,892	$18,937
Debt instruments, at fair value	14,075	15,558
Available-for-sale securities, at fair value	49,234	48,932
Investments, at fair value	78,201	83,427
Held-to-maturity securities	51,662	4,699
Equity method investments	766	593
Total investments	$130,629	$88,719
See Note 4 for an overview of the firm’s fair value measurement policies, valuation techniques and significant inputs used to determine the fair value of investments, and Note 5 for information about investments within the fair value hierarchy.
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
The table below presents information about equity securities, at fair value.

	As of December
$ in millions	2022	2021
Equity securities, at fair value	$14,892	$18,937

Equity Type
Public equity	13%	24%
Private equity	87%	76%
Total	100%	100%

Asset Class
Corporate	71%	78%
Real estate	29%	22%
Total	100%	100%

158	Goldman Sachs 2022 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
In the table above:
•Equity securities, at fair value included investments accounted for at fair value under the fair value option where the firm would otherwise apply the equity method of accounting of $5.35 billion as of December 2022 and $5.81 billion as of December 2021. Gains/(losses) recognized as a result of changes in the fair value of equity securities for which the fair value option was elected were $(86) million for 2022 and $2.12 billion for 2021. These gains/(losses) are included in other principal transactions.
•Equity securities, at fair value included $1.30 billion as of December 2022 and $1.80 billion as of December 2021 of investments in funds that are measured at NAV.
Debt Instruments, at Fair Value. Debt instruments, at fair value primarily includes mezzanine, senior and distressed debt.
The table below presents information about debt instruments, at fair value.

	As of December
$ in millions	2022	2021
Corporate debt securities	$10,098	$9,793
Securities backed by real estate	1,003	2,280
Money market instruments	1,005	1,396
Other	1,969	2,089
Total	$14,075	$15,558
In the table above:
•Money market instruments primarily includes time deposits and investments in money market funds.
•Other included $1.64 billion as of December 2022 and $1.67 billion as of December 2021 of investments in credit funds that are measured at NAV.
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
The firm's investments in funds at NAV includes investments in “covered funds” as defined in the Volcker Rule of the U.S. Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act). To achieve conformance with the covered fund provisions of the Volcker Rule by July 2022, the firm restructured certain legacy “illiquid funds” (as defined by the Volcker Rule) to be non-covered funds as liquidating trusts. However, based on recent interpretations of the covered fund provisions of the Volcker Rule, the firm was required to seek an additional extension from the Board of Governors of the Federal Reserve System (FRB) to bring these funds into conformance. The FRB granted the firm an additional extension to July 2023. If the firm does not conform such funds by July 2023, the firm will be required to sell such interests. If that occurs, the firm may receive a value for its interests that is less than the then carrying value as there could be a limited secondary market for these investments and the firm may be unable to sell them in orderly transactions. As of December 2022, the amount by which the firm’s investment in such funds would need to be reduced in order to achieve conformance was approximately $200 million (net of the firm’s pro rata share of cash in the funds).

Goldman Sachs 2022 Form 10-K	159

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
The table below presents the fair value of investments in funds at NAV and the related unfunded commitments.

$ in millions	Fair Value of Investments	Unfunded Commitments
As of December 2022
Private equity funds	$815	$647
Credit funds	1,645	303
Hedge funds	68	–
Real estate funds	413	138
Total	$2,941	$1,088

As of December 2021
Private equity funds	$1,411	$619
Credit funds	1,686	556
Hedge funds	84	–
Real estate funds	288	147
Total	$3,469	$1,322
Available-for-Sale Securities
Available-for-sale securities are accounted for at fair value, and the related unrealized fair value gains and losses are included in accumulated other comprehensive income/(loss) unless designated in a fair value hedging relationship. See Note 7 for information about available-for-sale securities that are designated in a hedging relationship.
The table below presents information about available-for-sale securities by tenor.

$ in millions	Amortized Cost	Fair Value	Weighted Average Yield
As of December 2022
Less than 1 year	$8,103	$7,861	0.37%
1 year to 5 years	41,479	38,706	0.74%
5 years to 10 years	538	488	1.86%
Total U.S. government obligations	50,120	47,055	0.69%

1 year to 5 years	10	10	0.27%
5 years to 10 years	2,616	2,169	0.40%
Total non-U.S. government obligations	2,626	2,179	0.40%
Total available-for-sale securities	$52,746	$49,234	0.68%
As of December 2021
Less than 1 year	$25	$25	0.12%
1 year to 5 years	41,536	41,066	0.47%
5 years to 10 years	5,337	5,229	0.92%
Greater than 10 years	2	2	2.00%
Total U.S. government obligations	46,900	46,322	0.53%

5 years to 10 years	2,693	2,610	0.33%
Total non-U.S. government obligations	2,693	2,610	0.33%
Total available-for-sale securities	$49,593	$48,932	0.52%
In the table above:
•Available-for-sale securities were classified in level 1 of the fair value hierarchy as of both December 2022 and December 2021.
•The weighted average yield for available-for-sale securities is presented on a pre-tax basis and computed using the effective interest rate of each security at the end of the period, weighted based on the fair value of each security.

•The gross unrealized gains included in accumulated other comprehensive income/(loss) were not material and the gross unrealized losses included in accumulated other comprehensive income/(loss) were $3.52 billion as of December 2022 and primarily related to U.S. government obligations in a continuous unrealized loss position for more than a year. The gross unrealized gains included in accumulated other comprehensive income/(loss) were $118 million and the gross unrealized losses included in accumulated other comprehensive income/(loss) were $779 million as of December 2021 and primarily related to U.S. government obligations in a continuous unrealized loss position for less than a year. Net unrealized losses included in other comprehensive income/(loss) were $2.85 billion ($2.13 billion, net of tax) for 2022 and $1.28 billion ($955 million, net of tax) for 2021.
•If the fair value of available-for-sale securities is less than amortized cost, such securities are considered impaired. If the firm has the intent to sell the debt security, or if it is more likely than not that the firm will be required to sell the debt security before recovery of its amortized cost, the difference between the amortized cost (net of allowance, if any) and the fair value of the securities is recognized as an impairment loss in earnings. The firm did not record any such impairment losses during either 2022 or 2021. Impaired available-for-sale debt securities that the firm has the intent and ability to hold are reviewed to determine if an allowance for credit losses should be recorded. The firm considers various factors in such determination, including market conditions, changes in issuer credit ratings and severity of the unrealized losses. The firm did not record any provision for credit losses on such securities during either 2022 or 2021.
The table below presents gross realized gains/(losses) and the proceeds from the sales of available-for-sale securities.

	Year Ended December
$ in millions	2022	2021	2020
Gross realized gains	$–	$206	$319
Gross realized losses	–	(19)	–
Gains/(losses)	$–	$187	$319
Proceeds from sales	$2	$24,882	$4,489
In the table above, the realized gains/(losses) were reclassified from accumulated other comprehensive income/(loss) to other principal transactions in the consolidated statements of earnings.

160	Goldman Sachs 2022 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Held-to-Maturity Securities
Held-to-maturity securities are accounted for at amortized cost.
The table below presents information about held-to-maturity securities by type and tenor.

$ in millions	Amortized Cost	Fair Value	Weighted Average Yield
As of December 2022
Less than 1 year	$5,319	$5,282	2.98%
1 year to 5 years	45,154	43,852	3.00%
5 years to 10 years	1,026	966	2.89%
Total U.S. government obligations	51,499	50,100	2.99%

5 years to 10 years	2	2	5.63%
Greater than 10 years	161	158	3.18%
Total securities backed by real estate	163	160	3.24%
Total held-to-maturity securities	$51,662	$50,260	2.99%
As of December 2021
1 year to 5 years	$4,054	$4,200	2.30%
Total U.S. government obligations	4,054	4,200	2.30%

5 years to 10 years	3	3	2.78%
Greater than 10 years	642	670	1.03%
Total securities backed by real estate	645	673	1.04%
Total held-to-maturity securities	$4,699	$4,873	2.13%
In the table above:
•Substantially all of the securities backed by real estate consist of securities backed by residential real estate.
•As these securities are not accounted for at fair value, they are not included in the firm’s fair value hierarchy in Notes 4 and 5. Had these securities been included in the firm’s fair value hierarchy, U.S. government obligations would have been classified in level 1 and securities backed by real estate would have been primarily classified in level 2 of the fair value hierarchy as of both December 2022 and December 2021.
•The weighted average yield for held-to-maturity securities is presented on a pre-tax basis and computed using the effective interest rate of each security at the end of the period, weighted based on the amortized cost of each security.
•The gross unrealized gains were not material as of December 2022 and were $175 million as of December 2021. The gross unrealized losses were $1.44 billion as of December 2022 and were not material as of December 2021.
•Held-to-maturity securities are reviewed to determine if an allowance for credit losses should be recorded in the consolidated statements of earnings. The firm considers various factors in such determination, including market conditions, changes in issuer credit ratings, historical credit losses and sovereign guarantees. Provision for credit losses on such securities was not material during either 2022 or 2021.
Note 9.
Loans
Loans includes (i) loans held for investment that are accounted for at amortized cost net of allowance for loan losses or at fair value under the fair value option and (ii) loans held for sale that are accounted for at the lower of cost or fair value. Interest on loans is recognized over the life of the loan and is recorded on an accrual basis.
The table below presents information about loans.

$ in millions	Amortized Cost	Fair Value	Held For Sale	Total
As of December 2022
Loan Type
Corporate	$36,822	$996	$2,317	$40,135
Commercial real estate	26,222	1,146	1,511	28,879
Residential real estate	18,523	4,511	1	23,035
Securities-based	16,671	–	–	16,671
Other collateralized	50,473	716	513	51,702
Consumer:
Installment	6,326	–	–	6,326
Credit cards	15,820	–	–	15,820
Other	1,723	286	252	2,261
Total loans, gross	172,580	7,655	4,594	184,829
Allowance for loan losses	(5,543)	–	–	(5,543)
Total loans	$167,037	$7,655	$4,594	$179,286

As of December 2021
Loan Type
Corporate	$34,663	$1,609	$1,371	$37,643
Commercial real estate	24,267	1,588	3,145	29,000
Residential real estate	18,389	6,185	100	24,674
Securities-based	16,652	–	–	16,652
Other collateralized	35,916	955	1,392	38,263
Consumer:
Installment	3,672	–	–	3,672
Credit cards	8,212	–	–	8,212
Other	1,736	432	1,851	4,019
Total loans, gross	143,507	10,769	7,859	162,135
Allowance for loan losses	(3,573)	–	–	(3,573)
Total loans	$139,934	$10,769	$7,859	$158,562

Goldman Sachs 2022 Form 10-K	161

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
In the fourth quarter of 2022, the firm changed the classification of loans to better reflect the nature of the underlying collateral. This includes the addition of the securities-based and other collateralized loan types, as well as the removal of the wealth management loan type. This also resulted in reclassifications of certain loans in the corporate and other loan types to the other collateralized loan type. Prior periods have been conformed to the current presentation.
In the table above:
•The increase in credit cards from December 2021 to December 2022 included approximately $2.0 billion relating to the firm’s acquisition of the General Motors co-branded credit card portfolio.
•Loans held for investment that are accounted for at amortized cost include net deferred fees and costs, and unamortized premiums and discounts, which are amortized over the life of the loan. These amounts were less than 1% of loans accounted for at amortized cost as of both December 2022 and December 2021.
The following is a description of the loan types in the table above:
•Corporate. Corporate loans includes term loans, revolving lines of credit, letter of credit facilities and bridge loans, and are principally used for operating and general corporate purposes, or in connection with acquisitions. Corporate loans are secured (typically by a senior lien on the assets of the borrower) or unsecured, depending on the loan purpose, the risk profile of the borrower and other factors.
•Commercial Real Estate. Commercial real estate loans includes originated loans that are directly or indirectly secured by hotels, retail stores, multifamily housing complexes and commercial and industrial properties. Commercial real estate loans also includes loans extended to clients who warehouse assets that are directly or indirectly backed by commercial real estate. In addition, commercial real estate includes loans purchased by the firm.
•Residential Real Estate. Residential real estate loans primarily includes loans extended to wealth management clients and to clients who warehouse assets that are directly or indirectly secured by residential real estate. In addition, residential real estate includes loans purchased by the firm.
•Securities-Based. Securities-based loans includes loans that are secured by stocks, bonds, mutual funds, and exchange-traded funds. These loans are primarily extended to the firm's wealth management clients and used for purposes other than purchasing, carrying or trading margin stocks. Securities-based loans require borrowers to post additional collateral based on changes in the underlying collateral's fair value.
•Other Collateralized. Other collateralized loans includes loans that are backed by specific collateral (other than securities and real estate). Such loans are extended to clients who warehouse assets that are directly or indirectly secured by corporate loans, consumer loans and other assets. Other collateralized loans also includes loans to investment funds (managed by third parties) that are collateralized by capital commitments of the funds' investors or assets held by the fund, as well as other secured loans extended to the firm's wealth management clients.
•Installment. Installment loans are unsecured loans originated by the firm (including point-of-sale loans that the firm began to originate through the GreenSky platform in the third quarter of 2022).
•Credit Cards. Credit card loans are loans made pursuant to revolving lines of credit issued to consumers by the firm.
•Other. Other loans includes unsecured loans extended to wealth management clients and unsecured consumer and credit card loans purchased by the firm.
See Note 4 for an overview of the firm’s fair value measurement policies, valuation techniques and significant inputs used to determine the fair value of loans, and Note 5 for information about loans within the fair value hierarchy.
Credit Quality
Risk Assessment. The firm’s risk assessment process includes evaluating the credit quality of its loans by the firm’s independent risk oversight and control function. For corporate loans and a majority of securities-based, real estate, other collateralized and other loans, the firm performs credit analyses which incorporate initial and ongoing evaluations of the capacity and willingness of a borrower to meet its financial obligations. These credit evaluations are performed on an annual basis or more frequently if deemed necessary as a result of events or changes in circumstances. The firm determines an internal credit rating for the borrower by considering the results of the credit evaluations and assumptions with respect to the nature of and outlook for the borrower’s industry and the economic environment. The internal credit rating does not take into consideration collateral received or other credit support arrangements. For consumer loans and for loans that are not assigned an internal credit rating, the firm reviews certain key metrics, including, but not limited to, the Fair Isaac Corporation (FICO) credit scores, delinquency status, collateral value and other risk factors.

162	Goldman Sachs 2022 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
The table below presents gross loans by an internally determined public rating agency equivalent or other credit metrics and the concentration of secured and unsecured loans.

$ in millions	Investment-Grade	Non-Investment- Grade	Other Metrics/Unrated	Total
As of December 2022
Accounting Method
Amortized cost	$63,971	$79,648	$28,961	$172,580
Fair value	1,735	3,349	2,571	7,655
Held for sale	466	4,082	46	4,594
Total	$66,172	$87,079	$31,578	$184,829
Loan Type
Corporate	$10,200	$29,935	$–	$40,135
Real estate:
Commercial	5,208	23,536	135	28,879
Residential	3,710	13,954	5,371	23,035
Securities-based	12,901	764	3,006	16,671
Other collateralized	33,093	18,291	318	51,702
Consumer:
Installment	–	–	6,326	6,326
Credit cards	–	–	15,820	15,820
Other	1,060	599	602	2,261
Total	$66,172	$87,079	$31,578	$184,829

Secured	85%	93%	27%	79%
Unsecured	15%	7%	73%	21%
Total	100%	100%	100%	100%
As of December 2021
Accounting Method
Amortized cost	$50,923	$75,179	$17,405	$143,507
Fair value	2,301	4,634	3,834	10,769
Held for sale	1,650	4,747	1,462	7,859
Total	$54,874	$84,560	$22,701	$162,135
Loan Type
Corporate	$8,345	$29,183	$115	$37,643
Real estate:
Commercial	6,283	22,344	373	29,000
Residential	3,194	16,071	5,409	24,674
Securities-based	13,801	447	2,404	16,652
Other collateralized	22,290	15,601	372	38,263
Consumer:
Installment	–	–	3,672	3,672
Credit cards	–	–	8,212	8,212
Other	961	914	2,144	4,019
Total	$54,874	$84,560	$22,701	$162,135

Secured	85%	92%	36%	82%
Unsecured	15%	8%	64%	18%
Total	100%	100%	100%	100%

In the table above:
•Substantially all residential real estate, securities-based, other collateralized and other loans included in the other metrics/unrated category consists of loans where the firm uses other key metrics to assess the borrower’s credit quality, such as loan-to-value ratio, delinquency status, collateral value, expected cash flows, FICO credit score (which measures a borrower’s creditworthiness by considering factors such as payment and credit history) and other risk factors.
•For installment and credit card loans included in the other metrics/unrated category, the evaluation of credit quality incorporates the borrower’s FICO credit score. FICO credit scores are periodically refreshed by the firm to assess the updated creditworthiness of the borrower. See “Vintage” below for information about installment and credit card loans by FICO credit scores.
The firm also assigns a regulatory risk rating to its loans based on the definitions provided by the U.S. federal bank regulatory agencies. Total loans included 93% of loans as of December 2022 and 92% of loans as of December 2021 that were rated pass/non-criticized.

Goldman Sachs 2022 Form 10-K	163

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Vintage. The tables below present gross loans accounted for at amortized cost (excluding installment and credit card loans) by an internally determined public rating agency equivalent or other credit metrics and origination year for term loans.

	As of December 2022
$ in millions	Investment- Grade	Non-Investment- Grade	Other Metrics/ Unrated	Total
2022	$2,607	$4,042	$2	$6,651
2021	1,669	4,273	–	5,942
2020	684	2,595	–	3,279
2019	209	2,779	–	2,988
2018	759	1,911	–	2,670
2017 or earlier	508	2,329	–	2,837
Revolving	3,709	8,746	–	12,455
Corporate	10,145	26,675	2	36,822
2022	734	3,971	2	4,707
2021	744	3,487	–	4,231
2020	407	1,740	–	2,147
2019	335	1,412	–	1,747
2018	212	469	–	681
2017 or earlier	1,238	797	11	2,046
Revolving	1,281	9,382	–	10,663
Commercial real estate	4,951	21,258	13	26,222
2022	941	1,385	1,307	3,633
2021	932	1,219	1,357	3,508
2020	–	14	89	103
2019	7	–	99	106
2018	10	50	138	198
2017 or earlier	31	10	142	183
Revolving	773	10,019	–	10,792
Residential real estate	2,694	12,697	3,132	18,523
2022	5	–	–	5
2018	1	–	–	1
2017 or earlier	–	291	–	291
Revolving	12,895	473	3,006	16,374
Securities-based	12,901	764	3,006	16,671
2022	4,095	1,212	113	5,420
2021	1,860	2,577	146	4,583
2020	777	1,795	36	2,608
2019	235	367	12	614
2018	504	149	6	659
2017 or earlier	294	301	–	595
Revolving	24,504	11,488	2	35,994
Other collateralized	32,269	17,889	315	50,473
2022	44	105	–	149
2021	17	162	–	179
2020	–	29	262	291
2019	–	10	–	10
2017 or earlier	–	–	5	5
Revolving	950	59	80	1,089
Other	1,011	365	347	1,723
Total	$63,971	$79,648	$6,815	$150,434
Percentage of total	42%	53%	5%	100%

	As of December 2021
$ in millions	Investment- Grade	Non-Investment- Grade	Other Metrics/ Unrated	Total
2021	$2,932	$6,843	$–	$9,775
2020	675	3,051	7	3,733
2019	314	3,630	–	3,944
2018	1,310	2,751	–	4,061
2017	431	1,737	–	2,168
2016 or earlier	273	1,648	–	1,921
Revolving	2,180	6,806	75	9,061
Corporate	8,115	26,466	82	34,663
2021	799	4,139	94	5,032
2020	532	2,081	–	2,613
2019	444	1,548	–	1,992
2018	478	854	–	1,332
2017	760	625	–	1,385
2016 or earlier	692	824	7	1,523
Revolving	1,883	8,507	–	10,390
Commercial real estate	5,588	18,578	101	24,267
2021	864	2,744	1,517	5,125
2020	271	564	103	938
2019	9	–	173	182
2018	–	96	165	261
2017	25	73	119	217
2016 or earlier	–	1	56	57
Revolving	690	10,919	–	11,609
Residential real estate	1,859	14,397	2,133	18,389
2018	–	1	–	1
2017	–	22	–	22
2016 or earlier	264	–	–	264
Revolving	13,537	424	2,404	16,365
Securities-based	13,801	447	2,404	16,652
2021	1,876	4,316	304	6,496
2020	1,378	1,598	48	3,024
2019	243	464	19	726
2018	595	180	–	775
2017	303	125	–	428
2016 or earlier	15	47	–	62
Revolving	16,257	8,148	–	24,405
Other collateralized	20,667	14,878	371	35,916
2021	68	290	10	368
2020	–	60	330	390
2019	30	20	–	50
2017	–	–	8	8
Revolving	795	43	82	920
Other	893	413	430	1,736
Total	$50,923	$75,179	$5,521	$131,623
Percentage of total	39%	57%	4%	100%
In the tables above, revolving loans which converted to term loans were $725 million as of December 2022, and primarily included other collateralized loans. Such loans were not material as of December 2021.

164	Goldman Sachs 2022 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
The table below presents gross installment loans by refreshed FICO credit scores and origination year and gross credit card loans by refreshed FICO credit scores.

$ in millions	Greater than or equal to 660	Less than 660	Total
As of December 2022
2022	$4,349	$242	$4,591
2021	1,080	109	1,189
2020	251	23	274
2019	160	23	183
2018	70	13	83
2017 or earlier	5	1	6
Installment	5,915	411	6,326
Credit cards	10,762	5,058	15,820
Total	$16,677	$5,469	$22,146

Percentage of total:
Installment	94%	6%	100%
Credit cards	68%	32%	100%
Total	75%	25%	100%

As of December 2021
2021	$2,017	$42	$2,059
2020	665	40	705
2019	508	61	569
2018	257	42	299
2017	32	7	39
2016	1	–	1
Installment	3,480	192	3,672
Credit cards	6,100	2,112	8,212
Total	$9,580	$2,304	$11,884

Percentage of total:
Installment	95%	5%	100%
Credit cards	74%	26%	100%
Total	81%	19%	100%
In the table above, credit card loans consist of revolving lines of credit.
Credit Concentrations. The table below presents the concentration of gross loans by region.

$ in millions	Carrying Value	Americas	EMEA	Asia	Total
As of December 2022
Corporate	$40,135	57%	34%	9%	100%
Commercial real estate	28,879	79%	16%	5%	100%
Residential real estate	23,035	96%	3%	1%	100%
Securities-based	16,671	83%	15%	2%	100%
Other collateralized	51,702	86%	12%	2%	100%
Consumer:
Installment	6,326	100%	–	–	100%
Credit cards	15,820	100%	–	–	100%
Other	2,261	89%	11%	–	100%
Total	$184,829	81%	15%	4%	100%
As of December 2021
Corporate	$37,643	52%	38%	10%	100%
Commercial real estate	29,000	82%	13%	5%	100%
Residential real estate	24,674	96%	2%	2%	100%
Securities-based	16,652	77%	16%	7%	100%
Other collateralized	38,263	74%	23%	3%	100%
Consumer:
Installment	3,672	100%	–	–	100%
Credit cards	8,212	100%	–	–	100%
Other	4,019	89%	11%	–	100%
Total	$162,135	76%	19%	5%	100%
In the table above:
•EMEA represents Europe, Middle East and Africa.
•The top five industry concentrations for corporate loans as of December 2022 were 26% for technology, media & telecommunications, 18% for diversified industrials, 11% for real estate, 10% for healthcare and 10% for consumer & retail.
•The top five industry concentrations for corporate loans as of December 2021 were 24% for technology, media & telecommunications, 17% for diversified industrials, 13% for natural resources & utilities, 11% for consumer & retail and 10% for healthcare.
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

Goldman Sachs 2022 Form 10-K	165

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
The table below presents information about past due loans.

$ in millions	30-89 days	90 days or more	Total
As of December 2022
Corporate	$–	$92	$92
Commercial real estate	47	362	409
Residential real estate	4	6	10
Securities-based	1	–	1
Other collateralized	10	5	15
Consumer:
Installment	46	17	63
Credit cards	291	265	556
Other	17	5	22
Total	$416	$752	$1,168
Total divided by gross loans at amortized cost			0.7%

As of December 2021
Corporate	$5	$90	$95
Commercial real estate	7	158	165
Residential real estate	3	4	7
Securities-based	–	5	5
Consumer:
Installment	20	7	27
Credit cards	86	71	157
Other	15	3	18
Total	$136	$338	$474
Total divided by gross loans at amortized cost			0.3%
The table below presents information about nonaccrual loans.

	As of December
$ in millions	2022	2021
Corporate	$1,432	$1,421
Commercial real estate	1,079	856
Residential real estate	93	5
Securities-based	–	5
Other collateralized	65	139
Installment	41	43
Total	$2,710	$2,469
Total divided by gross loans at amortized cost	1.6%	1.7%
In the table above:
•Nonaccrual loans included $483 million as of December 2022 and $254 million as of December 2021 of loans that were 30 days or more past due.
•Loans that were 90 days or more past due and still accruing were not material as of both December 2022 and December 2021.
•Nonaccrual loans included $204 million of corporate loans as of December 2022 and $267 million of corporate and commercial real estate loans as of December 2021 that were modified in a TDR. The firm’s lending commitments related to these loans were not material as of both December 2022 and December 2021. Installment loans that were modified in a TDR were not material as of both December 2022 and December 2021.
•Allowance for loan losses as a percentage of total nonaccrual loans was 204.5% as of December 2022 and 144.7% as of December 2021.

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

166	Goldman Sachs 2022 Form 10-K

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
The table below presents gross loans and lending commitments accounted for at amortized cost by portfolio.

	As of December
	2022		2021
$ in millions	Loans	Lending Commitments	Loans	Lending Commitments
Wholesale
Corporate	$36,822	$137,149	$34,663	$135,968
Commercial real estate	26,222	3,692	24,267	5,229
Residential real estate	18,523	3,089	18,389	3,949
Securities-based	16,671	508	16,652	454
Other collateralized	50,473	13,209	35,916	15,137
Other	1,723	944	1,736	442
Consumer
Installment	6,326	1,882	3,672	9
Credit cards	15,820	62,216	8,212	35,932
Total	$172,580	$222,689	$143,507	$197,120
In the table above:
•Wholesale loans included $2.67 billion as of December 2022 and $2.43 billion as of December 2021 of nonaccrual loans for which the allowance for credit losses was measured on an asset-specific basis. The allowance for credit losses on these loans was $535 million as of December 2022 and $543 million as of December 2021. These loans included $384 million as of December 2022 and $140 million as of December 2021 of loans which did not require a reserve as the loan was deemed to be recoverable.
•Credit card lending commitments included $62.22 billion as of December 2022 and $33.97 billion as of December 2021 related to credit card lines issued by the firm to consumers. These credit card lines are cancellable by the firm. The increase in credit card lending commitments from December 2021 to December 2022 reflected approximately $15.0 billion relating to the firm’s acquisition of the General Motors co-branded credit card portfolio. In addition, credit card lending commitments as of December 2021 included a commitment of approximately $2.0 billion to acquire the outstanding credit card loans related to the General Motors co-branded credit card portfolio. See Note 18 for further information about lending commitments.
•The increase in installment lending commitments from December 2021 to December 2022 primarily relates to commitments extended in connection with point-of-sale financing through GreenSky. See Note 18 for further information about lending commitments.
The following is a description of the methodology used to calculate the allowance for credit losses:
Wholesale. The allowance for credit losses for wholesale loans and lending commitments that exhibit similar risk characteristics is measured using a modeled approach. These models determine the probability of default and loss given default based on various risk factors, including internal credit ratings, industry default and loss data, expected life, macroeconomic indicators, the borrower’s capacity to meet its financial obligations, the borrower’s country of risk and industry, loan seniority and collateral type. For lending commitments, the methodology also considers the probability of drawdowns or funding. In addition, for loans backed by real estate, risk factors include the loan-to-value ratio, debt service ratio and home price index. The most significant inputs to the forecast model for wholesale loans and lending commitments include unemployment rates, GDP, credit spreads, commercial and industrial delinquency rates, short- and long-term interest rates, and oil prices.
The allowance for loan losses for wholesale loans that do not share similar risk characteristics, such as nonaccrual loans or loans in a TDR, is calculated using the present value of expected future cash flows discounted at the loan’s original effective rate, the observable market price of the loan or the fair value of the collateral.
Wholesale loans are charged off against the allowance for loan losses when deemed to be uncollectible.

Goldman Sachs 2022 Form 10-K	167

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Consumer. The allowance for credit losses for consumer loans that exhibit similar risk characteristics is calculated using a modeled approach which classifies consumer loans into pools based on borrower-related and exposure-related characteristics that differentiate a pool’s risk characteristics from other pools. The factors considered in determining a pool are generally consistent with the risk characteristics used for internal credit risk measurement and management and include key metrics, such as FICO credit scores, delinquency status, loan vintage and macroeconomic indicators. The most significant inputs to the forecast model for consumer loans include unemployment rates and delinquency rates. The expected life of revolving credit card loans is determined by modeling expected future draws and the timing and amount of repayments allocated to the funded balance. The firm also recognizes an allowance for credit losses on commitments to acquire loans and commitments extended in connection with point-of-sale financing. However, no allowance for credit losses is recognized on credit card lending commitments as they are cancellable by the firm.
The allowance for credit losses for consumer loans that do not share similar risk characteristics, such as loans in a TDR, is calculated using the present value of expected future cash flows discounted at the loan’s original effective rate.
Installment loans are charged off when they are 120 days past due. Credit card loans are charged off when they are 180 days past due.

Allowance for Credit Losses Rollforward
The table below presents information about the allowance for credit losses.

$ in millions	Wholesale	Consumer	Total
Year Ended December 2022
Allowance for loan losses
Beginning balance	$2,135	$1,438	$3,573
Net (charge-offs)/recoveries	(253)	(473)	(726)
Provision	699	2,016	2,715
Other	(19)	–	(19)
Ending balance	$2,562	$2,981	$5,543

Allowance ratio	1.7%	13.5%	3.2%
Net charge-off ratio	0.2%	2.8%	0.5%
Allowance for losses on lending commitments
Beginning balance	$589	$187	$776
Provision	124	(124)	–
Other	(2)	–	(2)
Ending balance	$711	$63	$774

Year Ended December 2021
Allowance for loan losses
Beginning balance	$2,584	$1,290	$3,874
Net (charge-offs)/recoveries	(130)	(203)	(333)
Provision	(231)	351	120
Other	(88)	–	(88)
Ending balance	$2,135	$1,438	$3,573

Allowance ratio	1.6%	12.1%	2.5%
Net charge-off ratio	0.1%	2.3%	0.3%
Allowance for losses on lending commitments
Beginning balance	$557	$–	$557
Provision	50	187	237
Other	(18)	–	(18)
Ending balance	$589	$187	$776
In the table above:
•For the year ended December 2021, other primarily represented the reduction to the allowance related to loans and lending commitments transferred to held for sale.
•The allowance ratio is calculated by dividing the allowance for loan losses by gross loans accounted for at amortized cost.
•The net charge-off ratio is calculated by dividing net (charge-offs)/recoveries by average gross loans accounted for at amortized cost.

168	Goldman Sachs 2022 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Forecast Model Inputs as of December 2022
When modeling expected credit losses, the firm employs a weighted, multi-scenario forecast, which includes baseline, adverse and favorable economic scenarios. As of December 2022, this multi-scenario forecast was weighted towards the baseline and adverse economic scenarios.
The table below presents the forecasted U.S. unemployment and U.S. GDP growth rates used in the baseline economic scenario of the forecast model.

As of December 2022
U.S. unemployment rate
Forecast for the quarter ended:
June 2023	4.2%
December 2023	4.6%
June 2024	4.6%

Growth in U.S. GDP
Forecast for the year:
2023	0.4%
2024	1.3%
2025	1.7%
The adverse economic scenario of the forecast model reflects a global recession in 2023 and a more aggressive tightening of monetary policy by central banks, resulting in an economic contraction and rising unemployment rates. In this scenario, the U.S. unemployment rate peaks at approximately 7.4% during the first quarter of 2024 and the maximum decline in the quarterly U.S. GDP relative to the fourth quarter of 2022 is approximately 2.7%, which occurs during the fourth quarter of 2023.
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
Allowance for Credit Losses Commentary
Year Ended December 2022. The allowance for credit losses increased by $1.97 billion during 2022, reflecting growth in the firm's consumer lending portfolios (principally in credit cards) and higher modeled expected losses due to broad macroeconomic and geopolitical concerns. In addition, the allowance for credit losses for wholesale loans was impacted by asset-specific provisions and ratings downgrades primarily related to borrowers in the technology, media & telecommunications, real estate, and consumer & retail industries.
Net (charge-offs)/recoveries for 2022 for wholesale loans were primarily related to corporate loans and net (charge-offs)/recoveries for consumer loans were primarily related to credit cards.
Year Ended December 2021. The allowance for credit losses decreased by $82 million during 2021, reflecting reserve reduction driven by improved broader economic environment, partially offset by growth in the firm’s lending portfolios, primarily in the consumer portfolio related to credit cards, including a provision for credit losses of approximately $185 million related to the acquisition of the General Motors co-branded credit card portfolio.
Net (charge-offs)/recoveries for 2021 for wholesale loans were primarily related to corporate loans and net (charge-offs)/recoveries for consumer loans were primarily related to credit cards.
Measurement of Credit Losses on Financial Instruments (ASC 326)
The firm adopted ASU No. 2016-13, "Financial Instruments - Credit Losses (Topic 326) - Measurement of Credit Losses on Financial Instruments" as of January 1, 2020. As a result of adopting this ASU, the firm's allowance for credit losses on financial assets and commitments that are accounted for at amortized cost reflects management's estimate of credit losses over the remaining life of such assets. The cumulative effect of adopting this ASU as of January 1, 2020, was a decrease to retained earnings of $638 million (net of tax).
Estimated Fair Value
The table below presents the estimated fair value of loans that are not accounted for at fair value and in what level of the fair value hierarchy they would have been classified if they had been included in the firm’s fair value hierarchy.

	Carrying Value	Estimated Fair Value
$ in millions		Level 2	Level 3	Total
As of December 2022
Amortized cost	$167,037	$85,921	$83,121	$169,042
Held for sale	$4,594	$2,592	$2,014	$4,606
As of December 2021
Amortized cost	$139,934	$87,676	$54,127	$141,803
Held for sale	$7,859	$5,970	$1,917	$7,887
See Note 4 for an overview of the firm’s fair value measurement policies, valuation techniques and significant inputs used to determine the fair value of loans, and Note 5 for information about loans within the fair value hierarchy.

Goldman Sachs 2022 Form 10-K	169

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
•Certain customer and other receivables and certain other assets and liabilities;
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
See Note 4 for an overview of the firm’s fair value measurement policies, valuation techniques and significant inputs used to determine the fair value of other financial assets and liabilities, and Note 5 for information about other financial assets and liabilities within the fair value hierarchy.

Gains and Losses on Other Financial Assets and Liabilities Accounted for at Fair Value Under the Fair Value Option
The table below presents the gains and losses recognized in earnings as a result of the election to apply the fair value option to certain financial assets and liabilities.

	Year Ended December
$ in millions	2022	2021	2020
Unsecured short-term borrowings	$4,055	$(1,016)	$206
Unsecured long-term borrowings	6,506	(2,393)	(2,804)
Other	1,072	(135)	(563)
Total	$11,633	$(3,544)	$(3,161)
In the table above:
•Gains/(losses) were substantially all included in market making.
•Gains/(losses) exclude contractual interest, which is included in interest income and interest expense, for all instruments other than hybrid financial instruments. See Note 23 for further information about interest income and interest expense.
•Gains/(losses) included in unsecured short- and long-term borrowings were substantially all related to the embedded derivative component of hybrid financial instruments. These gains and losses would have been recognized under other U.S. GAAP even if the firm had not elected to account for the entire hybrid financial instrument at fair value.
•Gains/(losses) included in other were substantially all related to resale and repurchase agreements, deposits, other secured financings and other liabilities.
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
See Note 8 for information about gains/(losses) on equity securities and Note 9 for information about gains/(losses) on loans which are accounted for at fair value under the fair value option. Gains/(losses) on trading assets and liabilities accounted for at fair value under the fair value option are included in market making. See Note 6 for further information about gains/(losses) from market making.

170	Goldman Sachs 2022 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Long-Term Debt Instruments
The difference between the aggregate contractual principal amount and the related fair value of long-term other secured financings, for which the fair value option was elected, was not material as of both December 2022 and December 2021.
The aggregate contractual principal amount of unsecured long-term borrowings, for which the fair value option was elected, exceeded the related fair value by $5.03 billion as of December 2022. The related amount was not material as of December 2021.
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

	Year Ended December
$ in millions	2022	2021	2020
Pre-tax DVA	$1,882	$433	$(347)
After-tax DVA	$1,403	$322	$(261)
In the table above:
•After-tax DVA is included in debt valuation adjustment in the consolidated statements of comprehensive income.
•The gains/(losses) reclassified to market making in the consolidated statements of earnings from accumulated other comprehensive income/(loss) upon extinguishment of such financial liabilities were not material for 2022, 2021 and 2020.
Loans and Lending Commitments
The table below presents the difference between the aggregate fair value and the aggregate contractual principal amount for loans (included in trading assets and loans in the consolidated balance sheets) for which the fair value option was elected.

	As of December
$ in millions	2022	2021
Performing loans
Aggregate contractual principal in excess of fair value	$2,645	$1,373

Loans on nonaccrual status and/or more than 90 days past due
Aggregate contractual principal in excess of fair value	$3,331	$8,600
Aggregate fair value	$2,633	$3,559
In the table above, the aggregate contractual principal amount of loans on nonaccrual status and/or more than 90 days past due (which excludes loans carried at zero fair value and considered uncollectible) exceeds the related fair value primarily because the firm regularly purchases loans, such as distressed loans, at values significantly below the contractual principal amounts.
The fair value of unfunded lending commitments for which the fair value option was elected was a liability of $22 million as of December 2022 and $20 million as of December 2021, and the related total contractual amount of these lending commitments was $307 million as of December 2022 and $611 million as of December 2021. See Note 18 for further information about lending commitments.
Impact of Credit Spreads on Loans and Lending Commitments
The estimated net gain/(loss) attributable to changes in instrument-specific credit spreads on loans and lending commitments for which the fair value option was elected was $(281) million for 2022, $277 million for 2021 and $(106) million for 2020. The firm generally calculates the fair value of loans and lending commitments for which the fair value option is elected by discounting future cash flows at a rate which incorporates the instrument-specific credit spreads. For floating-rate loans and lending commitments, substantially all changes in fair value are attributable to changes in instrument-specific credit spreads, whereas for fixed-rate loans and lending commitments, changes in fair value are also attributable to changes in interest rates.

Goldman Sachs 2022 Form 10-K	171

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
Collateralized agreements and financings with the same settlement date are presented on a net-by-counterparty basis when such transactions meet certain settlement criteria and are subject to netting agreements. Interest on collateralized agreements, which is included in interest income, and collateralized financings, which is included in interest expense, is recognized over the life of the transaction. See Note 23 for further information about interest income and interest expense.
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
Securities borrowed and loaned within FICC financing are recorded at fair value under the fair value option. See Note 5 for further information about securities borrowed and loaned accounted for at fair value.
Substantially all of the securities borrowed and loaned within Equities financing are recorded based on the amount of cash collateral advanced or received plus accrued interest. The firm also reviews such securities borrowed to determine if an allowance for credit losses should be recorded by taking into consideration the fair value of collateral received. As these agreements generally can be terminated on demand, they exhibit little, if any, sensitivity to changes in interest rates. Therefore, the carrying value of such agreements approximates fair value. As these agreements are not accounted for at fair value, they are not included in the firm’s fair value hierarchy in Notes 4 and 5. Had these agreements been included in the firm’s fair value hierarchy, they would have been classified in level 2 as of both December 2022 and December 2021.

172	Goldman Sachs 2022 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Offsetting Arrangements
The table below presents resale and repurchase agreements and securities borrowed and loaned transactions included in the consolidated balance sheets, as well as the amounts not offset in the consolidated balance sheets.

	Assets		Liabilities
$ in millions	Resale agreements	Securities borrowed	Repurchase agreements	Securities loaned
As of December 2022
Included in the consolidated balance sheets
Gross carrying value	$334,042	$199,623	$219,274	$41,309
Counterparty netting	(108,925)	(10,582)	(108,925)	(10,582)
Total	225,117	189,041	110,349	30,727

Amounts not offset
Counterparty netting	(15,350)	(4,576)	(15,350)	(4,576)
Collateral	(204,843)	(171,997)	(92,997)	(25,578)
Total	$4,924	$12,468	$2,002	$573
As of December 2021
Included in the consolidated balance sheets
Gross carrying value	$334,725	$190,197	$294,905	$57,931
Counterparty netting	(129,022)	(11,426)	(129,022)	(11,426)
Total	205,703	178,771	165,883	46,505

Amounts not offset
Counterparty netting	(27,376)	(12,822)	(27,376)	(12,822)
Collateral	(173,915)	(157,752)	(134,465)	(33,143)
Total	$4,412	$8,197	$4,042	$540
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
•Securities borrowed included in the consolidated balance sheets of $38.58 billion as of December 2022 and $39.96 billion as of December 2021, and securities loaned of $4.37 billion as of December 2022 and $9.17 billion as of December 2021 were at fair value under the fair value option. See Note 5 for further information about securities borrowed and securities loaned accounted for at fair value.
Gross Carrying Value of Repurchase Agreements and Securities Loaned
The table below presents the gross carrying value of repurchase agreements and securities loaned by class of collateral pledged.

$ in millions	Repurchase agreements	Securities loaned
As of December 2022
Money market instruments	$10	$–
U.S. government and agency obligations	112,825	55
Non-U.S. government and agency obligations	87,828	594
Securities backed by commercial real estate	172	–
Securities backed by residential real estate	466	–
Corporate debt securities	11,398	295
State and municipal obligations	143	–
Other debt obligations	108	–
Equity securities	6,324	40,365
Total	$219,274	$41,309
As of December 2021
Money market instruments	$328	$14
U.S. government and agency obligations	132,049	503
Non-U.S. government and agency obligations	126,397	1,254
Securities backed by commercial real estate	362	–
Securities backed by residential real estate	919	–
Corporate debt securities	11,034	510
State and municipal obligations	248	–
Other debt obligations	374	–
Equity securities	23,194	55,650
Total	$294,905	$57,931
The table below presents the gross carrying value of repurchase agreements and securities loaned by maturity.

	As of December 2022
$ in millions	Repurchase agreements	Securities loaned
No stated maturity and overnight	$86,835	$27,791
2 - 30 days	70,351	956
31 - 90 days	17,776	936
91 days - 1 year	35,096	7,596
Greater than 1 year	9,216	4,030
Total	$219,274	$41,309
In the table above:
•Repurchase agreements and securities loaned that are repayable prior to maturity at the option of the firm are reflected at their contractual maturity dates.
•Repurchase agreements and securities loaned that are redeemable prior to maturity at the option of the holder are reflected at the earliest dates such options become exercisable.

Goldman Sachs 2022 Form 10-K	173

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
Other secured financings included nonrecourse arrangements. Nonrecourse other secured financings were $7.94 billion as of December 2022 and $8.64 billion as of December 2021.
The firm has elected to apply the fair value option to substantially all other secured financings because the use of fair value eliminates non-economic volatility in earnings that would arise from using different measurement attributes. See Note 10 for further information about other secured financings that are accounted for at fair value.
Other secured financings that are not recorded at fair value are recorded based on the amount of cash received plus accrued interest, which generally approximates fair value. As these financings are not accounted for at fair value, they are not included in the firm’s fair value hierarchy in Notes 4 and 5. Had these financings been included in the firm’s fair value hierarchy, substantially all would have been classified in level 3 as of both December 2022 and December 2021.

The table below presents information about other secured financings.

$ in millions	U.S. Dollar	Non-U.S. Dollar	Total
As of December 2022
Other secured financings (short-term):
At fair value	$3,478	$2,963	$6,441
At amortized cost	398	–	398
Other secured financings (long-term):
At fair value	3,793	2,522	6,315
At amortized cost	395	397	792
Total other secured financings	$8,064	$5,882	$13,946

Other secured financings collateralized by:
Financial instruments	$3,817	$4,895	$8,712
Other assets	$4,247	$987	$5,234
As of December 2021
Other secured financings (short-term):
At fair value	$5,315	$3,664	$8,979
At amortized cost	–	191	191
Other secured financings (long-term):
At fair value	4,170	3,925	8,095
At amortized cost	827	452	1,279
Total other secured financings	$10,312	$8,232	$18,544

Other secured financings collateralized by:
Financial instruments	$5,990	$6,834	$12,824
Other assets	$4,322	$1,398	$5,720
In the table above:
•Short-term other secured financings includes financings maturing within one year of the financial statement date and financings that are redeemable within one year of the financial statement date at the option of the holder.
•U.S. dollar-denominated short-term other secured financings at amortized cost had a weighted average interest rate of 5.56% as of December 2022. These rates include the effect of hedging activities.
•Non-U.S. dollar-denominated short-term other secured financings at amortized cost had a weighted average interest rate of 0.22% as of December 2021. This rate includes the effect of hedging activities.
•U.S. dollar-denominated long-term other secured financings at amortized cost had a weighted average interest rate of 3.54% as of December 2022 and 1.06% as of December 2021. These rates include the effect of hedging activities.

174	Goldman Sachs 2022 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
•Non-U.S. dollar-denominated long-term other secured financings at amortized cost had a weighted average interest rate of 0.45% as of December 2022 and 0.46% as of December 2021. These rates include the effect of hedging activities.
•Total other secured financings included $1.69 billion as of December 2022 and $1.97 billion as of December 2021 related to transfers of financial assets accounted for as financings rather than sales. Such financings were collateralized by financial assets, primarily included in trading assets, of $1.64 billion as of December 2022 and $2.02 billion as of December 2021.
•Other secured financings collateralized by financial instruments included $7.49 billion as of December 2022 and $10.37 billion as of December 2021 of other secured financings collateralized by trading assets, investments and loans, and included $1.22 billion as of December 2022 and $2.45 billion as of December 2021 of other secured financings collateralized by financial instruments received as collateral and repledged.

The table below presents other secured financings by maturity.

As of
$ in millions	December 2022
Other secured financings (short-term)	$6,839
Other secured financings (long-term):
2024	2,956
2025	1,053
2026	978
2027	152
2028 - thereafter	1,968
Total other secured financings (long-term)	7,107
Total other secured financings	$13,946
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

Goldman Sachs 2022 Form 10-K	175

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

	As of December
$ in millions	2022	2021
Collateral available to be delivered or repledged	$971,699	$1,057,195
Collateral that was delivered or repledged	$797,919	$875,213
The table below presents information about assets pledged.

	As of December
$ in millions	2022	2021
Pledged to counterparties that had the right to deliver or repledge
Trading assets	$40,143	$68,208
Investments	$9,818	$12,840

Pledged to counterparties that did not have the right to deliver or repledge
Trading assets	$70,912	$102,259
Investments	$1,726	$8,683
Loans	$6,600	$6,808
Other assets	$7,525	$8,878
The firm also segregates securities for regulatory and other purposes related to client activity. Such securities are segregated from trading assets and investments, as well as from securities received as collateral under resale agreements and securities borrowed transactions. Securities segregated by the firm were $49.60 billion as of December 2022 and $41.49 billion as of December 2021.

Note 12.
Other Assets
The table below presents other assets by type.

	As of December
$ in millions	2022	2021
Property, leasehold improvements and equipment	$17,074	$18,094
Goodwill	6,374	4,285
Identifiable intangible assets	2,009	418
Operating lease right-of-use assets	2,172	2,292
Income tax-related assets	7,012	3,860
Miscellaneous receivables and other	4,567	5,659
Total	$39,208	$34,608
During 2022, the firm completed the acquisitions of (i) GreenSky, a leading technology company facilitating point-of-sale financing for merchants and consumers, in an all-stock transaction, (ii) NN Investment Partners (NNIP), a leading European asset manager, in an all-cash transaction, and (iii) NextCapital Group, Inc. (NextCapital), a digital retirement advice provider, in an all-cash transaction. These acquisitions were accounted for under the acquisition method of accounting for business combinations and had an aggregate purchase price of $3.83 billion, substantially all of which related to GreenSky and NNIP. The purchase price of GreenSky has been preliminarily allocated to goodwill of approximately $1.05 billion, identifiable intangible assets of approximately $710 million and tangible assets of approximately $960 million (primarily cash and other assets), and to liabilities assumed of approximately $990 million (primarily unsecured short-term borrowings and customer and other payables). The purchase price of NNIP has been preliminarily allocated to goodwill of approximately $880 million, identifiable intangible assets of approximately $900 million, tangible assets of approximately $540 million (primarily cash and customer and other receivables), and to liabilities assumed of approximately $500 million (primarily deferred tax liabilities and customer and other payables). See below for further information about goodwill and identifiable intangible assets related to these acquisitions.

176	Goldman Sachs 2022 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Property, Leasehold Improvements and Equipment
Property, leasehold improvements and equipment is net of accumulated depreciation and amortization of $12.19 billion as of December 2022 and $10.81 billion as of December 2021. Property, leasehold improvements and equipment included $7.17 billion as of December 2022 and $6.71 billion as of December 2021 that the firm uses in connection with its operations, and $89 million as of December 2022 and $194 million as of December 2021 of foreclosed real estate primarily related to distressed loans that were purchased by the firm. The remainder is held by investment entities, including VIEs, consolidated by the firm. Substantially all property and equipment is depreciated on a straight-line basis over the useful life of the asset. Leasehold improvements are amortized on a straight-line basis over the shorter of the useful life of the improvement or the term of the lease. Capitalized costs of software developed or obtained for internal use are amortized on a straight-line basis over three years.
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
The firm had impairments of $314 million during 2022, $143 million during 2021, and $171 million during 2020, primarily related to properties held by the firm’s investment entities within Asset & Wealth Management.
Goodwill
Goodwill is the cost of acquired companies in excess of the fair value of net assets, including identifiable intangible assets, at the acquisition date.
During the fourth quarter of 2022, in connection with the changes to the firm’s business segments, the firm reassigned the goodwill to its new reporting units using a relative fair value approach in accordance with ASC 350.

The table below presents the carrying value of goodwill by reporting unit.

	As of December
$ in millions	2022	2021
Global Banking & Markets:
Investment banking	$267	$267
FICC	269	269
Equities	2,647	2,647
Asset & Wealth Management:
Asset management	1,385	349
Wealth management	1,310	718
Platform Solutions:
Consumer platforms	482	21
Transaction banking and other	14	14
Total	$6,374	$4,285
In the table above:
•Goodwill of $14 million previously in Investment Banking was reassigned to the Transaction banking and other reporting unit related to the transfer of the transaction banking business. The amount of goodwill reassigned was based on the relative fair values of the transferred business and the remaining business within Investment Banking.
•Goodwill of $9 million previously in Wealth management was reassigned to the Equities reporting unit related to the transfer of a securities-based loans business of the firm. The amount of goodwill reassigned was based on the relative fair values of the transferred business and the remaining business within Wealth management.
•All goodwill previously in Consumer banking was reassigned to Wealth management and Consumer platforms based on the relative fair values of the businesses transferred to each reporting unit.
•Goodwill previously in FICC, Equities and Asset Management was not reassigned as no businesses were transferred out of these reporting units.
•Substantially all of the increase in goodwill from December 2021 to December 2022 was driven by the acquisitions of GreenSky and NNIP.
Goodwill is assessed for impairment annually in the fourth quarter or more frequently if events occur or circumstances change that indicate an impairment may exist. When assessing goodwill for impairment, first, a qualitative assessment can be made to determine whether it is more likely than not that the estimated fair value of a reporting unit is less than its carrying value. If the results of the qualitative assessment are not conclusive, a quantitative goodwill test is performed. Alternatively, a quantitative goodwill test can be performed without performing a qualitative assessment.

Goldman Sachs 2022 Form 10-K	177

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
The quantitative goodwill test compares the estimated fair value of each reporting unit with its carrying value (including goodwill and identifiable intangible assets). If the reporting unit’s estimated fair value exceeds its carrying value, goodwill is not impaired. An impairment is recognized if the estimated fair value of a reporting unit is less than its carrying value.
During the fourth quarter of 2022, goodwill was tested for impairment using a quantitative test (both prior to and following the firm’s changes to its business segments). For each test, the estimated fair value of each of the reporting units exceeded its respective carrying value, and therefore, goodwill was not impaired.
The estimated fair value of each reporting unit was based on valuation techniques the firm believes market participants would use to value these reporting units. Estimated fair values are generally derived from utilizing a relative value technique, which applies observable price-to-earnings multiples or price-to-book multiples of comparable competitors to the reporting units’ net earnings or net book value, or a discounted cash flow valuation approach, for reporting units with businesses in early stages of development. The carrying value of each reporting unit reflects an allocation of total shareholders’ equity and represents the estimated amount of total shareholders’ equity required to support the activities of the reporting unit under currently applicable regulatory capital requirements.
Identifiable Intangible Assets
The table below presents identifiable intangible assets by type.

	As of December
$ in millions	2022	2021
Customer lists and merchant relationships
Gross carrying value	$3,225	$1,460
Accumulated amortization	(1,275)	(1,130)
Net carrying value	1,950	330

Acquired leases and other
Gross carrying value	486	500
Accumulated amortization	(427)	(412)
Net carrying value	59	88

Total gross carrying value	3,711	1,960
Total accumulated amortization	(1,702)	(1,542)
Total net carrying value	$2,009	$418
The firm acquired approximately $1.79 billion of identifiable intangible assets (with a weighted average amortization period of 13 years) during 2022, substantially all in connection with the acquisitions of GreenSky and NNIP. Substantially all of these identifiable intangible assets consisted of customer lists and merchant relationships. During 2021, the amount of identifiable intangible assets acquired by the firm was not material.
Substantially all of the firm’s identifiable intangible assets have finite useful lives and are amortized over their estimated useful lives generally using the straight-line method.
The tables below present information about the amortization of identifiable intangible assets.

	Year Ended December
$ in millions	2022	2021	2020
Amortization	$174	$120	$147

As of
$ in millions	December 2022
Estimated future amortization
2023	$200
2024	$188
2025	$171
2026	$164
2027	$163
The firm tests identifiable intangible assets for impairment when events or changes in circumstances suggest that an asset’s or asset group’s carrying value may not be fully recoverable. To the extent the carrying value of an asset or asset group exceeds the projected undiscounted cash flows expected to result from the use and eventual disposal of the asset or asset group, the firm determines the asset or asset group is impaired and records an impairment equal to the difference between the estimated fair value and the carrying value of the asset or asset group. In addition, the firm will recognize an impairment prior to the sale of an asset or asset group if the carrying value of the asset or asset group exceeds its estimated fair value. There were no material impairments during 2022, 2021 and 2020.

178	Goldman Sachs 2022 Form 10-K

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
An operating lease right-of-use asset is initially determined based on the operating lease liability, adjusted for initial direct costs, lease incentives and amounts paid at or prior to lease commencement. This amount is then amortized over the lease term. Right-of-use assets and operating lease liabilities recognized (in non-cash transactions for leases entered into or assumed) by the firm were $256 million for 2022, $305 million for 2021 and $182 million for 2020. See Note 15 for information about operating lease liabilities.
For leases where the firm will derive no economic benefit from leased space that it has vacated or where the firm has shortened the term of a lease when space is no longer needed, the firm will record an impairment or accelerated amortization of right-of-use assets. There were no material impairments or accelerated amortizations during 2022 and 2021.
Miscellaneous Receivables and Other
Miscellaneous receivables and other included:
•Investments in qualified affordable housing projects of $793 million as of December 2022 and $714 million as of December 2021.
•Assets classified as held for sale of $285 million as of December 2022 and $1.02 billion as of December 2021 related to certain of the firm’s consolidated investments within Asset & Wealth Management, primarily consisted of property and equipment.

Note 13.
Deposits
The table below presents the types and sources of deposits.

$ in millions	Savings and Demand	Time	Total
As of December 2022
Private bank and consumer	$192,713	$33,046	$225,759
Brokered certificates of deposit	–	32,624	32,624
Deposit sweep programs	44,819	–	44,819
Transaction banking	65,155	5,069	70,224
Other	808	12,431	13,239
Total	$303,495	$83,170	$386,665
As of December 2021
Private bank and consumer	$174,577	$30,198	$204,775
Brokered certificates of deposit	–	30,816	30,816
Deposit sweep programs	37,965	–	37,965
Transaction banking	48,618	5,689	54,307
Other	275	36,089	36,364
Total	$261,435	$102,792	$364,227
In the table above:
•Substantially all deposits are interest-bearing.
•Savings and demand accounts consist of money market deposit accounts, negotiable order of withdrawal accounts and demand deposit accounts that have no stated maturity or expiration date.
•Time deposits included $15.75 billion as of December 2022 and $35.43 billion as of December 2021 of deposits accounted for at fair value under the fair value option. See Note 10 for further information about deposits accounted for at fair value.
•Time deposits had a weighted average maturity of approximately 0.9 years as of both December 2022 and December 2021.
•Deposit sweep programs include long-term contractual agreements with U.S. broker-dealers who sweep client cash to FDIC-insured deposits.
•Transaction banking deposits consists of deposits that the firm raised through its cash management services business for corporate and other institutional clients.
•Other deposits represent deposits from institutional clients.
•Deposits insured by the FDIC were $184.88 billion as of December 2022 and $156.66 billion as of December 2021.
•Deposits insured by non-U.S. insurance programs were $31.74 billion as of December 2022 and $31.44 billion as of December 2021.

Goldman Sachs 2022 Form 10-K	179

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
The table below presents the location of deposits.

	As of December
$ in millions	2022	2021
U.S. offices	$313,598	$283,705
Non-U.S. offices	73,067	80,522
Total	$386,665	$364,227
In the table above, U.S. deposits were held at Goldman Sachs Bank USA (GS Bank USA) and substantially all non-U.S. deposits were held at Goldman Sachs International Bank (GSIB) and Goldman Sachs Bank Europe SE (GSBE).
The table below presents maturities of time deposits held in U.S. and non-U.S. offices.

	As of December 2022
$ in millions	U.S.	Non-U.S.	Total
2023	$42,113	$19,364	$61,477
2024	11,457	310	11,767
2025	3,828	217	4,045
2026	2,522	257	2,779
2027	1,179	185	1,364
2028 - thereafter	1,382	356	1,738
Total	$62,481	$20,689	$83,170
As of December 2022, deposits in U.S. offices included $14.81 billion and deposits in non-U.S. offices included $18.96 billion of time deposits in denominations that met or exceeded the applicable insurance limits, or were otherwise not covered by insurance.
The firm’s savings and demand deposits are recorded based on the amount of cash received plus accrued interest, which approximates fair value. In addition, the firm designates certain derivatives as fair value hedges to convert a portion of its time deposits not accounted for at fair value from fixed-rate obligations into floating-rate obligations. The carrying value of time deposits not accounted for at fair value approximated fair value as of both December 2022 and December 2021. As these savings and demand deposits and time deposits are not accounted for at fair value, they are not included in the firm’s fair value hierarchy in Notes 4 and 5. Had these deposits been included in the firm’s fair value hierarchy, they would have been classified in level 2 as of both December 2022 and December 2021.

Note 14.
Unsecured Borrowings
The table below presents information about unsecured borrowings.

	As of December
$ in millions	2022	2021
Unsecured short-term borrowings	$60,961	$46,955
Unsecured long-term borrowings	247,138	254,092
Total	$308,099	$301,047
Unsecured Short-Term Borrowings
Unsecured short-term borrowings includes the portion of unsecured long-term borrowings maturing within one year of the financial statement date and unsecured long-term borrowings that are redeemable within one year of the financial statement date at the option of the holder.
The firm accounts for certain hybrid financial instruments at fair value under the fair value option. See Note 10 for further information about unsecured short-term borrowings that are accounted for at fair value. In addition, the firm designates certain derivatives as fair value hedges to convert a portion of its unsecured short-term borrowings not accounted for at fair value from fixed-rate obligations into floating-rate obligations. The carrying value of unsecured short-term borrowings that are not recorded at fair value generally approximates fair value due to the short-term nature of the obligations. As these unsecured short-term borrowings are not accounted for at fair value, they are not included in the firm’s fair value hierarchy in Notes 4 and 5. Had these borrowings been included in the firm’s fair value hierarchy, substantially all would have been classified in level 2 as of both December 2022 and December 2021.
The table below presents information about unsecured short-term borrowings.

	As of December
$ in millions	2022	2021
Current portion of unsecured long-term borrowings	$38,635	$18,118
Hybrid financial instruments	18,383	20,073
Commercial paper	1,718	6,730
Other unsecured short-term borrowings	2,225	2,034
Total unsecured short-term borrowings	$60,961	$46,955
Weighted average interest rate	3.71%	2.34%
In the table above:
•The current portion of unsecured long-term borrowings included $21.75 billion as of December 2022 and $9.16 billion as of December 2021 issued by Group Inc.
•The weighted average interest rates for these borrowings include the effect of hedging activities and exclude unsecured short-term borrowings accounted for at fair value under the fair value option. See Note 7 for further information about hedging activities.

180	Goldman Sachs 2022 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Unsecured Long-Term Borrowings
The table below presents information about unsecured long-term borrowings.

$ in millions	U.S. Dollar	Non-U.S. Dollar	Total
As of December 2022
Fixed-rate obligations:
Group Inc.	$117,092	$35,541	$152,633
Subsidiaries	1,894	2,997	4,891
Floating-rate obligations:
Group Inc.	19,308	14,032	33,340
Subsidiaries	36,381	19,893	56,274
Total	$174,675	$72,463	$247,138
As of December 2021
Fixed-rate obligations:
Group Inc.	$124,731	$43,219	$167,950
Subsidiaries	1,803	3,189	4,992
Floating-rate obligations:
Group Inc.	23,452	17,394	40,846
Subsidiaries	27,543	12,761	40,304
Total	$177,529	$76,563	$254,092
In the table above:
•Unsecured long-term borrowings consists principally of senior borrowings, which have maturities extending through 2065.
•Floating-rate obligations includes equity-linked, credit-linked and indexed instruments. Floating interest rates are generally based on Euro Interbank Offered Rate, SOFR or USD LIBOR.
•U.S. dollar-denominated debt had interest rates ranging from 0.66% to 6.75% (with a weighted average rate of 3.51%) as of December 2022 and 0.48% to 7.68% (with a weighted average rate of 3.34%) as of December 2021. These rates exclude unsecured long-term borrowings accounted for at fair value under the fair value option.
•Non-U.S. dollar-denominated debt had interest rates ranging from 0.13% to 7.25% (with a weighted average rate of 1.85%) as of December 2022 and 0.13% to 13.00% (with a weighted average rate of 1.86%) as of December 2021. These rates exclude unsecured long-term borrowings accounted for at fair value under the fair value option.
The table below presents unsecured long-term borrowings by maturity.

	As of December 2022
$ in millions	Group Inc.	Subsidiaries	Total
2024	$34,130	$16,881	$51,011
2025	26,690	10,452	37,142
2026	17,662	4,540	22,202
2027	21,835	8,525	30,360
2028 - thereafter	85,655	20,768	106,423
Total	$185,972	$61,166	$247,138

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
•Unsecured long-term borrowings included $(15.01) billion of adjustments to the carrying value of certain unsecured long-term borrowings resulting from the application of hedge accounting by year of maturity as follows: $(539) million in 2024, $(1.25) billion in 2025, $(800) million in 2026, $(1.55) billion in 2027 and $(10.87) billion in 2028 and thereafter.
The firm designates certain derivatives as fair value hedges to convert a portion of fixed-rate unsecured long-term borrowings not accounted for at fair value into floating-rate obligations. See Note 7 for further information about hedging activities.
The table below presents unsecured long-term borrowings, after giving effect to such hedging activities.

$ in millions	Group Inc.	Subsidiaries	Total
As of December 2022
Fixed-rate obligations:
At fair value	$6,094	$53	$6,147
At amortized cost	2,667	3,398	6,065
Floating-rate obligations:
At fair value	16,328	50,672	67,000
At amortized cost	160,884	7,042	167,926
Total	$185,973	$61,165	$247,138

As of December 2021
Fixed-rate obligations:
At fair value	$4,798	$65	$4,863
At amortized cost	27,133	3,237	30,370
Floating-rate obligations:
At fair value	12,864	34,663	47,527
At amortized cost	164,001	7,331	171,332
Total	$208,796	$45,296	$254,092
In the table above, the aggregate amounts of unsecured long-term borrowings had weighted average interest rates of 4.97% (4.08% related to fixed-rate obligations and 5.00% related to floating-rate obligations) as of December 2022 and 1.60% (2.25% related to fixed-rate obligations and 1.48% related to floating-rate obligations) as of December 2021. These rates exclude unsecured long-term borrowings accounted for at fair value under the fair value option.

Goldman Sachs 2022 Form 10-K	181

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
The carrying value of unsecured long-term borrowings for which the firm did not elect the fair value option was $173.99 billion as of December 2022 and $201.70 billion as of December 2021. The estimated fair value of such unsecured long-term borrowings was $173.70 billion as of December 2022 and $209.37 billion as of December 2021. As these borrowings are not accounted for at fair value, they are not included in the firm’s fair value hierarchy in Notes 4 and 5. Had these borrowings been included in the firm’s fair value hierarchy, substantially all would have been classified in level 2 as of both December 2022 and December 2021.
Subordinated Borrowings
Unsecured long-term borrowings includes subordinated debt and junior subordinated debt. Subordinated debt that matures within one year is included in unsecured short-term borrowings. Junior subordinated debt is junior in right of payment to other subordinated borrowings, which are junior to senior borrowings. Long-term subordinated debt had maturities ranging from 2025 to 2045 as of both December 2022 and December 2021.
The table below presents information about subordinated borrowings.

$ in millions	Par Amount	Carrying Value	Rate
As of December 2022
Subordinated debt	$12,261	$11,882	6.40%
Junior subordinated debt	968	1,054	4.86%
Total	$13,229	$12,936	6.29%
As of December 2021
Subordinated debt	$12,437	$15,571	1.74%
Junior subordinated debt	968	1,321	1.31%
Total	$13,405	$16,892	1.71%
In the table above:
•The par amount of subordinated debt issued by Group Inc. was $12.26 billion as of December 2022 and $12.44 billion as of December 2021, and the carrying value of subordinated debt issued by Group Inc. was $11.88 billion as of December 2022 and $15.57 billion as of December 2021.
•The rate is the weighted average interest rate for these borrowings (excluding borrowings accounted for at fair value under the fair value option), including the effect of fair value hedges used to convert fixed-rate obligations into floating-rate obligations. See Note 7 for further information about hedging activities.
Junior Subordinated Debt
In 2004, Group Inc. issued $2.84 billion of junior subordinated debt to Goldman Sachs Capital I, a Delaware statutory trust. Goldman Sachs Capital I issued $2.75 billion of guaranteed preferred beneficial interests (Trust Preferred securities) to third parties and $85 million of common beneficial interests to Group Inc. As of both December 2022 and December 2021, the outstanding par amount of junior subordinated debt held by Goldman Sachs Capital I was $968 million and the outstanding par amount of Trust Preferred securities and common beneficial interests issued by Goldman Sachs Capital I was $939 million and $29 million, respectively. Goldman Sachs Capital I is a wholly-owned finance subsidiary of the firm for regulatory and legal purposes but is not consolidated for accounting purposes.
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

Note 15.
Other Liabilities
The table below presents other liabilities by type.

	As of December
$ in millions	2022	2021
Compensation and benefits	$7,225	$10,838
Income tax-related liabilities	2,669	2,360
Operating lease liabilities	2,154	2,288
Noncontrolling interests	649	840
Employee interests in consolidated funds	25	29
Accrued expenses and other	8,733	8,146
Total	$21,455	$24,501

182	Goldman Sachs 2022 Form 10-K

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
The table below presents information about operating lease liabilities.

$ in millions	Operating lease liabilities
As of December 2022
2023	$325
2024	334
2025	283
2026	236
2027	203
2028 - thereafter	1,424
Total undiscounted lease payments	2,805
Imputed interest	(651)
Total operating lease liabilities	$2,154

Weighted average remaining lease term	13 years
Weighted average discount rate	3.66%
As of December 2021
2022	$305
2023	307
2024	284
2025	258
2026	216
2027 - thereafter	1,655
Total undiscounted lease payments	3,025
Imputed interest	(737)
Total operating lease liabilities	$2,288

Weighted average remaining lease term	14 years
Weighted average discount rate	3.61%
In the table above, the weighted average discount rate represents the firm’s incremental borrowing rate as of January 2019 for operating leases existing on the date of adoption of ASU No. 2016-02, “Leases (Topic 842),” and at the lease inception date for leases entered into subsequent to the adoption of this ASU.

Operating lease costs were $462 million for 2022, $463 million for 2021 and $458 million for 2020. Variable lease costs, which are included in operating lease costs, were not material for 2022, 2021 and 2020. Total occupancy expenses for space held in excess of the firm’s current requirements were not material for 2022, 2021 and 2020.
Lease payments relating to operating lease arrangements that were signed but had not yet commenced were $1.48 billion as of December 2022.
Accrued Expenses and Other
Accrued expenses and other included:
•Liabilities classified as held for sale were not material as of December 2022 and $310 million as of December 2021 related to certain of the firm’s consolidated investments within Asset & Wealth Management, substantially all of which consisted of other secured financings primarily carried at fair value under the fair value option, and were related to assets classified as held for sale. See Note 12 for further information about assets held for sale.
•Contract liabilities, which represent consideration received by the firm in connection with its contracts with clients prior to providing the service, were $113 million as of December 2022 and were not material as of December 2021.
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

Goldman Sachs 2022 Form 10-K	183

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
The primary risks included in beneficial interests and other interests from the firm’s continuing involvement with securitization vehicles are the performance of the underlying collateral, the position of the firm’s investment in the capital structure of the securitization vehicle and the market yield for the security. Interests accounted for at fair value are primarily classified in level 2 of the fair value hierarchy. Interests not accounted for at fair value are carried at amounts that approximate fair value. See Note 4 for further information about fair value measurements.
The table below presents the amount of financial assets securitized and the cash flows received on retained interests in securitization entities in which the firm had continuing involvement as of the end of the period.

	Year Ended December
$ in millions	2022	2021	2020
Residential mortgages	$26,717	$29,048	$20,167
Commercial mortgages	13,935	18,396	14,904
Other financial assets	3,617	4,377	1,775
Total financial assets securitized	$44,269	$51,821	$36,846
Retained interests cash flows	$551	$513	$331
The firm securitized assets of $792 million during 2022, $886 million during 2021 and $551 million during 2020, in a non-cash exchange for loans and investments.

The table below presents information about nonconsolidated securitization entities to which the firm sold assets and had continuing involvement as of the end of the period.

$ in millions	Outstanding Principal Amount	Retained Interests	Purchased Interests
As of December 2022
U.S. government agency-issued CMOs	$38,617	$1,835	$–
Other residential mortgage-backed	27,075	1,461	117
Other commercial mortgage-backed	59,688	1,349	82
Corporate debt and other asset-backed	8,750	398	46
Total	$134,130	$5,043	$245
As of December 2021
U.S. government agency-issued CMOs	$33,984	$955	$3
Other residential mortgage-backed	23,262	1,114	96
Other commercial mortgage-backed	50,350	1,123	130
Corporate debt and other asset-backed	7,755	360	37
Total	$115,351	$3,552	$266
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
•The fair value of retained interests was $5.03 billion as of December 2022 and $3.57 billion as of December 2021.
In addition to the interests in the table above, the firm had other continuing involvement in the form of derivative transactions and commitments with certain nonconsolidated VIEs. The carrying value of these derivatives and commitments was a net asset of $72 million as of December 2022 and $81 million as of December 2021, and the notional amount of these derivatives and commitments was $1.90 billion as of December 2022 and $1.81 billion as of December 2021. The notional amounts of these derivatives and commitments are included in maximum exposure to loss in the nonconsolidated VIE table in Note 17.

184	Goldman Sachs 2022 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
The table below presents information about the weighted average key economic assumptions used in measuring the fair value of mortgage-backed retained interests.

	As of December
$ in millions	2022	2021
Fair value of retained interests	$4,644	$3,209
Weighted average life (years)	6.6	5.1
Constant prepayment rate	7.7%	14.1%
Impact of 10% adverse change	$(27)	$(38)
Impact of 20% adverse change	$(48)	$(69)
Discount rate	9.5%	5.6%
Impact of 10% adverse change	$(138)	$(49)
Impact of 20% adverse change	$(266)	$(96)
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
The firm has other retained interests not reflected in the table above with a fair value of $384 million and a weighted average life of 6.4 years as of December 2022, and a fair value of $360 million and a weighted average life of 3.6 years as of December 2021. Due to the nature and fair value of certain of these retained interests, the weighted average assumptions for constant prepayment and discount rates and the related sensitivity to adverse changes are not meaningful as of both December 2022 and December 2021. The firm’s maximum exposure to adverse changes in the value of these interests is the carrying value of $398 million as of December 2022 and $360 million as of December 2021.

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

Goldman Sachs 2022 Form 10-K	185

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
Nonconsolidated VIEs
The table below presents a summary of the nonconsolidated VIEs in which the firm holds variable interests.

	As of December
$ in millions	2022	2021
Total nonconsolidated VIEs
Assets in VIEs	$181,697	$176,809
Carrying value of variable interests — assets	$12,325	$9,582
Carrying value of variable interests — liabilities	$659	$928
Maximum exposure to loss:
Retained interests	$5,043	$3,552
Purchased interests	861	1,071
Commitments and guarantees	3,087	2,440
Derivatives	8,802	8,682
Debt and equity	6,026	4,639
Total	$23,819	$20,384
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

186	Goldman Sachs 2022 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
The table below presents information, by principal business activity, for nonconsolidated VIEs included in the summary table above.

	As of December
$ in millions	2022	2021
Mortgage-backed
Assets in VIEs	$127,290	$120,343
Carrying value of variable interests — assets	$4,977	$4,147
Maximum exposure to loss:
Retained interests	$4,645	$3,192
Purchased interests	332	955
Commitments and guarantees	64	34
Derivatives	2	18
Total	$5,043	$4,199

Real estate, credit- and power-related and other investing
Assets in VIEs	$29,193	$26,867
Carrying value of variable interests — assets	$4,415	$3,923
Carrying value of variable interests — liabilities	$2	$8
Maximum exposure to loss:
Commitments and guarantees	$2,679	$2,030
Derivatives	–	64
Debt and equity	4,414	3,923
Total	$7,093	$6,017

Corporate debt and other asset-backed
Assets in VIEs	$19,428	$18,391
Carrying value of variable interests — assets	$2,817	$1,156
Carrying value of variable interests — liabilities	$657	$920
Maximum exposure to loss:
Retained interests	$398	$360
Purchased interests	529	116
Commitments and guarantees	190	250
Derivatives	8,800	8,597
Debt and equity	1,496	360
Total	$11,413	$9,683

Investments in funds
Assets in VIEs	$5,786	$11,208
Carrying value of variable interests — assets	$116	$356
Maximum exposure to loss:
Commitments and guarantees	$154	$126
Derivatives	–	3
Debt and equity	116	356
Total	$270	$485
As of both December 2022 and December 2021, the carrying values of the firm’s variable interests in nonconsolidated VIEs are included in the consolidated balance sheets as follows:
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

Consolidated VIEs
The table below presents a summary of the carrying value and balance sheet classification of assets and liabilities in consolidated VIEs.

	As of December
$ in millions	2022	2021
Total consolidated VIEs
Assets
Cash and cash equivalents	$348	$501
Customer and other receivables	7	–
Trading assets	103	122
Investments	101	153
Loans	1,177	1,988
Other assets	336	314
Total	$2,072	$3,078

Liabilities
Other secured financings	$952	$1,143
Customer and other payables	51	34
Trading liabilities	9	7
Unsecured short-term borrowings	58	146
Unsecured long-term borrowings	16	81
Other liabilities	112	163
Total	$1,198	$1,574
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
•Substantially all assets can only be used to settle obligations of the VIE.

Goldman Sachs 2022 Form 10-K	187

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
The table below presents information, by principal business activity, for consolidated VIEs included in the summary table above.

	As of December
$ in millions	2022	2021
Real estate, credit-related and other investing
Assets
Cash and cash equivalents	$339	$274
Customer and other receivables	7	–
Trading assets	42	16
Investments	101	153
Loans	1,177	1,988
Other assets	336	314
Total	$2,002	$2,745

Liabilities
Other secured financings	$170	$150
Customer and other payables	51	34
Trading liabilities	9	7
Other liabilities	112	163
Total	$342	$354

Corporate debt and other asset-backed
Assets
Cash and cash equivalents	$9	$227
Trading assets	20	17
Total	$29	$244

Liabilities
Other secured financings	$482	$602
Total	$482	$602

Principal-protected notes
Assets
Trading assets	$41	$89
Total	$41	$89

Liabilities
Other secured financings	$300	$391
Unsecured short-term borrowings	58	146
Unsecured long-term borrowings	16	81
Total	$374	$618
In the table above:
•The majority of the assets in principal-protected notes VIEs are intercompany and are eliminated in consolidation.
•Creditors and beneficial interest holders of real estate, credit-related and other investing VIEs do not have recourse to the general credit of the firm.

Note 18.
Commitments, Contingencies and Guarantees
Commitments
The table below presents commitments by type.

	As of December
$ in millions	2022	2021
Commitment Type
Commercial lending:
Investment-grade	$97,659	$95,585
Non-investment-grade	56,265	69,635
Warehouse financing	9,116	10,391
Consumer	64,098	35,941
Total lending	227,138	211,552
Risk participations	9,173	10,016
Collateralized agreement	105,301	101,031
Collateralized financing	22,532	29,561
Investment	7,705	11,381
Other	9,690	9,143
Total commitments	$381,539	$372,684
The table below presents commitments by expiration.

	As of December 2022
		2024 -	2026 -	2028 -
$ in millions	2023	2025	2027	Thereafter
Commitment Type
Commercial lending:
Investment-grade	$14,764	$26,601	$54,258	$2,036
Non-investment-grade	4,850	17,875	27,601	5,939
Warehouse financing	1,633	6,248	1,197	38
Consumer	64,097	1	–	–
Total lending	85,344	50,725	83,056	8,013
Risk participations	2,932	3,394	2,760	87
Collateralized agreement	104,392	909	–	–
Collateralized financing	21,816	716	–	–
Investment	1,266	1,379	2,344	2,716
Other	9,168	285	–	237
Total commitments	$224,918	$57,408	$88,160	$11,053
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
The table below presents information about lending commitments.

	As of December
$ in millions	2022	2021
Held for investment	$222,689	$197,120
Held for sale	3,355	13,175
At fair value	1,094	1,257
Total	$227,138	$211,552

188	Goldman Sachs 2022 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
In the table above:
•Held for investment lending commitments are accounted for at amortized cost. The carrying value of lending commitments was a liability of $1.01 billion (including allowance for credit losses of $774 million) as of December 2022 and $1.05 billion (including allowance for credit losses of $776 million) as of December 2021. The estimated fair value of such lending commitments was a liability of $5.95 billion as of December 2022 and $4.17 billion as of December 2021. Had these lending commitments been carried at fair value and included in the fair value hierarchy, $3.11 billion as of December 2022 and $1.91 billion as of December 2021 would have been classified in level 2, and $2.84 billion as of December 2022 and $2.26 billion as of December 2021 would have been classified in level 3.
•Held for sale lending commitments are accounted for at the lower of cost or fair value. The carrying value of lending commitments held for sale was a liability of $88 million as of December 2022 and $91 million as of December 2021. The estimated fair value of such lending commitments approximates the carrying value. Had these lending commitments been included in the fair value hierarchy, they would have been primarily classified in level 3 as of both December 2022 and December 2021.
•Gains or losses related to lending commitments at fair value, if any, are generally recorded net of any fees in other principal transactions.
Commercial Lending. The firm’s commercial lending commitments were primarily extended to investment-grade corporate borrowers. Such commitments primarily included $127.60 billion as of December 2022 and $120.99 billion as of December 2021, related to relationship lending activities (principally used for operating and general corporate purposes), and $7.71 billion as of December 2022 and $21.07 billion as of December 2021, related to other investment banking activities (generally extended for contingent acquisition financing and are often intended to be short-term in nature, as borrowers often seek to replace them with other funding sources). The firm also extends lending commitments in connection with other types of corporate lending, commercial real estate financing and other collateralized lending. See Note 9 for further information about funded loans.
To mitigate the credit risk associated with the firm’s commercial lending activities, the firm obtains credit protection on certain loans and lending commitments through credit default swaps, both single-name and index-based contracts, and through the issuance of credit-linked notes.

Warehouse Financing. The firm provides financing to clients who warehouse financial assets. These arrangements are collateralized by the warehoused assets, primarily consisting of residential real estate, consumer and corporate loans.
Consumer. The firm’s consumer lending commitments includes:
•Credit card lines issued by the firm to consumers were $62.22 billion as of December 2022 and $33.97 billion as of December 2021. These credit card lines are cancellable by the firm. The increase in credit card lending commitments from December 2021 to December 2022 included approximately $15.0 billion relating to the firm’s acquisition of the General Motors co-branded credit card portfolio in February 2022. In addition, consumer lending commitments as of December 2021 included a commitment of approximately $2.0 billion to acquire the outstanding credit card loans related to the General Motors co-branded credit card portfolio.
•Commitments to provide unsecured installment loans to consumers were $1.88 billion as of December 2022 and $9 million as of December 2021. The increase in these lending commitments from December 2021 to December 2022 primarily related to commitments extended in connection with point-of-sale financing.
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

Goldman Sachs 2022 Form 10-K	189

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Investment Commitments
Investment commitments includes commitments to invest in private equity, real estate and other assets directly and through funds that the firm raises and manages. Investment commitments included $1.29 billion as of December 2022 and $1.60 billion as of December 2021, related to commitments to invest in funds managed by the firm. If these commitments are called, they would be funded at market value on the date of investment.
Investment commitments as of December 2021 included approximately $1.90 billion related to the firm’s commitment to acquire NNIP and approximately $2.0 billion related to the firm’s commitment to acquire GreenSky. These acquisitions were completed in 2022. See Note 12 for information about these acquisitions. In addition, as of December 2021, the firm had an undrawn commitment of approximately $600 million (included within other commitments) to GreenSky to acquire loans originated by GreenSky’s bank partners, which was terminated upon completion of the acquisition.
Contingencies
Legal Proceedings. See Note 27 for information about legal proceedings.
Guarantees
The table below presents derivatives that meet the definition of a guarantee, securities lending and clearing guarantees and certain other financial guarantees.

$ in millions	Derivatives	Securities lending and clearing	Other financial guarantees
As of December 2022
Carrying Value of Net Liability	$7,485	$–	$395
Maximum Payout/Notional Amount by Period of Expiration
2023	$110,599	$20,970	$1,634
2024 - 2025	133,090	–	3,308
2026 - 2027	20,252	–	1,837
2028 - thereafter	27,518	–	93
Total	$291,459	$20,970	$6,872
As of December 2021
Carrying Value of Net Liability	$3,406	$–	$234
Maximum Payout/Notional Amount by Period of Expiration
2022	$68,212	$11,046	$871
2023 - 2024	48,273	–	3,608
2025 - 2026	19,706	–	2,015
2027 - thereafter	30,006	–	97
Total	$166,197	$11,046	$6,591
In the table above:
•The maximum payout is based on the notional amount of the contract and does not represent anticipated losses.
•Amounts exclude certain commitments to issue standby letters of credit that are included in lending commitments. See the tables in “Commitments” above for a summary of the firm’s commitments.

•The carrying value for derivatives included derivative assets of $578 million as of December 2022 and $1.10 billion as of December 2021, and derivative liabilities of $8.06 billion as of December 2022 and $4.51 billion as of December 2021.
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
As an agency lender, the firm indemnifies most of its securities lending customers against losses incurred in the event that borrowers do not return securities and the collateral held is insufficient to cover the market value of the securities borrowed. The maximum payout of such indemnifications was $12.23 billion as of December 2022 and $11.05 billion as of December 2021. Collateral held by the lenders in connection with securities lending indemnifications was $12.62 billion as of December 2022 and $11.36 billion as of December 2021. Because the contractual nature of these arrangements requires the firm to obtain collateral with a market value that exceeds the value of the securities lent to the borrower, there is minimal performance risk associated with these indemnifications.

190	Goldman Sachs 2022 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As a sponsoring member of the Government Securities Division of the Fixed Income Clearing Corporation, the firm guarantees the performance of its sponsored member clients to the Fixed Income Clearing Corporation in connection with certain resale and repurchase agreements. To minimize potential losses on such guarantees, the firm obtains a security interest in the collateral that the sponsored client placed with the Fixed Income Clearing Corporation. Therefore, the risk of loss on such guarantees is minimal. As of December 2022, the maximum payout on this guarantee was $8.74 billion and the related collateral held was $8.70 billion. There were no amounts outstanding under the guarantee as of December 2021.
Other Financial Guarantees. In the ordinary course of business, the firm provides other financial guarantees of the obligations of third parties (e.g., standby letters of credit and other guarantees to enable clients to complete transactions and fund-related guarantees). These guarantees represent obligations to make payments to beneficiaries if the guaranteed party fails to fulfill its obligation under a contractual arrangement with that beneficiary. Other financial guarantees also include a guarantee that the firm has provided to the Government of Malaysia that it will receive, by August 2025, at least $1.4 billion in assets and proceeds from assets seized by governmental authorities around the world related to 1Malaysia Development Berhad, a sovereign wealth fund in Malaysia (1MDB). In connection with this guarantee, the firm is also required to make a one-time interim payment of $250 million towards the $1.4 billion if the Government of Malaysia has not received at least $500 million in assets and proceeds by August 2022. The firm considers the reports that it receives on a semi-annual basis, expected in February and August, in evaluating the progress of Malaysia’s recovery efforts. The firm and the Government of Malaysia disagree about and, following an extension of the contractual dispute resolution period, continue to discuss whether the Government of Malaysia did, in fact, recover at least $500 million as of August 2022 and whether any interim payment was due. If the parties are unable to resolve this dispute, it would be settled by arbitration. Any amounts paid by the firm would, in any event, be subject to reimbursement in the event the assets and proceeds received by the Government of Malaysia through August 18, 2028 exceed $1.4 billion. See Note 27 for further information about matters related to 1MDB.

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

Goldman Sachs 2022 Form 10-K	191

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
The firm is unable to develop an estimate of the maximum payout under these guarantees and indemnifications. However, management believes that it is unlikely the firm will have to make any material payments under these arrangements, and no material liabilities related to these guarantees and indemnifications have been recognized in the consolidated balance sheets as of both December 2022 and December 2021.
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
These indemnifications generally are standard contractual terms and are entered into in the ordinary course of business. Generally, there are no stated or notional amounts included in these indemnifications, and the contingencies triggering the obligation to indemnify are not expected to occur. The firm is unable to develop an estimate of the maximum payout under these guarantees and indemnifications. However, management believes that it is unlikely the firm will have to make any material payments under these arrangements, and no material liabilities related to these arrangements have been recognized in the consolidated balance sheets as of both December 2022 and December 2021.
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
Note 19.
Shareholders’ Equity
Common Equity
As of both December 2022 and December 2021, the firm had 4.00 billion authorized shares of common stock and 200 million authorized shares of nonvoting common stock, each with a par value of $0.01 per share. During 2022, in connection with the acquisition of GreenSky, the firm issued approximately 5.5 million shares of common stock, including approximately 325,000 shares subject to future service.
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
The table below presents information about common stock repurchases.

	Year Ended December
in millions, except per share amounts	2022	2021	2020
Common share repurchases	10.1	15.3	8.2
Average cost per share	$346.07	$339.81	$236.35
Total cost of common share repurchases	$3,500	$5,200	$1,928
Pursuant to the terms of certain share-based compensation plans, employees may remit shares to the firm or the firm may cancel share-based awards to satisfy statutory employee tax withholding requirements. Under these plans, 11,644 shares in 2022, 1,830 shares in 2021 and 3,476 shares in 2020 were remitted with a total value of $4 million in 2022, $0.5 million in 2021 and $0.9 million in 2020, and the firm cancelled 4.6 million share-based awards in 2022, and 3.4 million in both 2021 and 2020, with a total value of $1.59 billion in 2022, $984 million in 2021 and $829 million in 2020.
The table below presents common stock dividends declared.

	Year Ended December
	2022	2021	2020
Dividends declared per common share	$9.00	$6.50	$5.00
On January 13, 2023, the Board of Directors of Group Inc. (Board) declared a dividend of $2.50 per common share to be paid on March 30, 2023 to common shareholders of record on March 2, 2023.

192	Goldman Sachs 2022 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Preferred Equity
The tables below present information about the perpetual preferred stock issued and outstanding as of December 2022.

Series	Shares Authorized	Shares Issued	Shares Outstanding	Depositary Shares Per Share
A	50,000	30,000	29,999	1,000
C	25,000	8,000	8,000	1,000
D	60,000	54,000	53,999	1,000
E	17,500	7,667	7,667	N.A.
F	5,000	1,615	1,615	N.A.
J	46,000	40,000	40,000	1,000
K	32,200	28,000	28,000	1,000
O	26,000	26,000	26,000	25
P	66,000	60,000	60,000	25
Q	20,000	20,000	20,000	25
R	24,000	24,000	24,000	25
S	14,000	14,000	14,000	25
T	27,000	27,000	27,000	25
U	30,000	30,000	30,000	25
V	30,000	30,000	30,000	25
Total	472,700	400,282	400,280

Series	Earliest Redemption Date	Liquidation Preference	Redemption Value ($ in millions)
A	Currently redeemable	$25,000	$750
C	Currently redeemable	$25,000	200
D	Currently redeemable	$25,000	1,350
E	Currently redeemable	$100,000	767
F	Currently redeemable	$100,000	161
J	May 10, 2023	$25,000	1,000
K	May 10, 2024	$25,000	700
O	November 10, 2026	$25,000	650
P	Currently redeemable	$25,000	1,500
Q	August 10, 2024	$25,000	500
R	February 10, 2025	$25,000	600
S	February 10, 2025	$25,000	350
T	May 10, 2026	$25,000	675
U	August 10, 2026	$25,000	750
V	November 10, 2026	$25,000	750
Total			$10,703
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

Goldman Sachs 2022 Form 10-K	193

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
The table below presents the dividend rates of perpetual preferred stock as of December 2022.

Series	Per Annum Dividend Rate
A	3 month LIBOR + 0.75%, with floor of 3.75%, payable quarterly
C	3 month LIBOR + 0.75%, with floor of 4.00%, payable quarterly
D	3 month LIBOR + 0.67%, with floor of 4.00%, payable quarterly
E	3 month LIBOR + 0.7675%, with floor of 4.00%, payable quarterly
F	3 month LIBOR + 0.77%, with floor of 4.00%, payable quarterly
J	5.50% to, but excluding, May 10, 2023; 3 month LIBOR + 3.64% thereafter, payable quarterly
K	6.375% to, but excluding, May 10, 2024; 3 month LIBOR + 3.55% thereafter, payable quarterly
O	5.30%, payable semi-annually, from issuance date to, but excluding, November 10, 2026; 3 month LIBOR + 3.834%, payable quarterly, thereafter
P	3 month LIBOR + 2.874%, payable quarterly
Q	5.50%, payable semi-annually, from issuance date to, but excluding, August 10, 2024; 5 year treasury rate + 3.623%, payable semi-annually, thereafter
R	4.95%, payable semi-annually, from issuance date to, but excluding, February 10, 2025; 5 year treasury rate + 3.224%, payable semi-annually, thereafter
S	4.40%, payable semi-annually, from issuance date to, but excluding, February 10, 2025; 5 year treasury rate + 2.85%, payable semi-annually thereafter
T	3.80%, payable semi-annually, from issuance date to, but excluding, May 10, 2026; 5 year treasury rate + 2.969%, payable semi-annually, thereafter
U	3.65%, payable semi-annually, from issuance date to, but excluding, August 10, 2026; 5 year treasury rate + 2.915%, payable semi-annually, thereafter
V	4.125%, payable semi-annually, from issuance date to, but excluding, November 10, 2026; 5 year treasury rate + 2.949%, payable semi-annually, thereafter
In the table above, dividends on each series of preferred stock are payable in arrears for the periods specified.
The table below presents preferred stock dividends declared.

	Year Ended December
	2022		2021		2020
Series	per share	$ in millions	per share	$ in millions	per share	$ in millions
A	$950.51	$28	$950.51	$28	$947.92	$28
C	$1,013.90	8	$1,013.90	8	$1,011.12	8
D	$1,013.90	55	$1,013.90	55	$1,011.12	55
E	$4,055.55	31	$4,055.55	31	$4,055.55	31
F	$4,055.55	6	$4,055.55	7	$4,055.55	6
J	$1,375.00	55	$1,375.00	55	$1,375.00	55
K	$1,593.76	45	$1,593.76	44	$1,593.76	45
L	$–	–	$–	–	$361.54	4
M	$–	–	$–	–	$1,217.16	97
N	$–	–	$787.50	19	$1,575.00	43
O	$1,325.00	34	$1,325.00	34	$1,325.00	34
P	$1,250.00	75	$1,250.00	75	$1,250.00	75
Q	$1,375.00	28	$1,375.00	28	$1,577.43	32
R	$1,237.50	30	$1,237.50	30	$910.94	22
S	$1,100.00	16	$1,100.00	15	$586.67	8
T	$950.00	26	$511.94	14	$–	–
U	$942.92	28	$–	–	$–	–
V	$1,062.76	32	$–	–	$–	–
Total		$497		$443		$543

On January 5, 2023, Group Inc. declared dividends of $341.29 per share of Series A Preferred Stock, $341.29 per share of Series C Preferred Stock, $336.18 per share of Series D Preferred Stock, $343.75 per share of Series J Preferred Stock, $398.44 per share of Series K Preferred Stock, $476.99 per share of Series P Preferred Stock, $687.50 per share of Series Q Preferred Stock, $618.75 per share of Series R Preferred Stock, $550.00 per share of Series S Preferred Stock and $456.25 per share of Series U Preferred Stock to be paid on February 10, 2023 to preferred shareholders of record on January 26, 2023. In addition, the firm declared dividends of $1,382.02 per share of Series E Preferred Stock and $1,382.64 per share of Series F Preferred Stock to be paid on March 1, 2023 to preferred shareholders of record on February 14, 2023.
Accumulated Other Comprehensive Income/(Loss)
The table below presents changes in accumulated other comprehensive income/(loss), net of tax, by type.

$ in millions	Beginning balance	Other comprehensive income/(loss) adjustments, net of tax	Ending balance
Year Ended December 2022
Currency translation	$(738)	$(47)	$(785)
Debt valuation adjustment	(511)	1,403	892
Pension and postretirement liabilities	(327)	(172)	(499)
Available-for-sale securities	(492)	(2,126)	(2,618)
Total	$(2,068)	$(942)	$(3,010)
Year Ended December 2021
Currency translation	$(696)	$(42)	$(738)
Debt valuation adjustment	(833)	322	(511)
Pension and postretirement liabilities	(368)	41	(327)
Available-for-sale securities	463	(955)	(492)
Total	$(1,434)	$(634)	$(2,068)
Year Ended December 2020
Currency translation	$(616)	$(80)	$(696)
Debt valuation adjustment	(572)	(261)	(833)
Pension and postretirement liabilities	(342)	(26)	(368)
Available-for-sale securities	46	417	463
Total	$(1,484)	$50	$(1,434)

194	Goldman Sachs 2022 Form 10-K

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

Consolidated Regulatory Capital Requirements
Risk-Based Capital Ratios. The table below presents the risk-based capital requirements.

	Standardized	Advanced
As of December 2022
CET1 capital ratio	13.3%	9.5%
Tier 1 capital ratio	14.8%	11.0%
Total capital ratio	16.8%	13.0%
As of December 2021
CET1 capital ratio	13.4%	9.5%
Tier 1 capital ratio	14.9%	11.0%
Total capital ratio	16.9%	13.0%
In the table above:
•As of both December 2022 and December 2021, under both the Standardized and Advanced Capital Rules, the CET1 capital ratio requirement includes a minimum of 4.5%, the Tier 1 capital ratio requirement includes a minimum of 6.0% and the Total capital ratio requirement includes a minimum of 8.0%. These requirements also include the capital conservation buffer requirements, consisting of the G-SIB surcharge of 2.5% (Method 2) and the countercyclical capital buffer, which the FRB has set to zero percent. In addition, the capital conservation buffer requirements include the stress capital buffer of 6.3% as of December 2022 and 6.4% as of December 2021 under the Standardized Capital Rules and a buffer of 2.5% under the Advanced Capital Rules.
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

Goldman Sachs 2022 Form 10-K	195

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
The table below presents information about risk-based capital ratios.

$ in millions	Standardized	Advanced
As of December 2022
CET1 capital	$98,050	$98,050
Tier 1 capital	$108,552	$108,552
Tier 2 capital	$15,958	$12,115
Total capital	$124,510	$120,667
RWAs	$653,419	$679,450

CET1 capital ratio	15.0%	14.4%
Tier 1 capital ratio	16.6%	16.0%
Total capital ratio	19.1%	17.8%
As of December 2021
CET1 capital	$96,254	$96,254
Tier 1 capital	$106,766	$106,766
Tier 2 capital	$14,636	$12,051
Total capital	$121,402	$118,817
RWAs	$676,863	$647,921

CET1 capital ratio	14.2%	14.9%
Tier 1 capital ratio	15.8%	16.5%
Total capital ratio	17.9%	18.3%
In the table above, beginning in the fourth quarter of 2022, the firm updated the probability of default models used in the calculation of Advanced RWAs. The impact of this change was a decrease in the firm's Advanced CET1 capital ratio of approximately 0.7 percentage points.
In the second half of 2022, based on regulatory feedback, the firm revised certain interpretations of the Capital Rules underlying the calculation of Standardized and Advanced RWAs. As of December 2021, this change would have increased the firm's Standardized RWAs of $677 billion by approximately $12 billion, which would have reduced the firm's Standardized CET1 capital ratio of 14.2% by 0.2 percentage points, Standardized Tier 1 capital ratio of 15.8% by 0.3 percentage points and Standardized Total capital ratio of 17.9% by 0.3 percentage points. As of December 2021, this change would have increased the firm's Advanced RWAs of $648 billion by approximately $6 billion, which would have reduced the firm's Advanced CET1 capital ratio of 14.9% by 0.2 percentage points, Advanced Tier 1 capital ratio of 16.5% by 0.2 percentage points and Advanced Total capital ratio of 18.3% by 0.1 percentage points.

Leverage Ratios. The table below presents the leverage requirements.

Requirements
Tier 1 leverage ratio	4.0%
SLR	5.0%
In the table above, the SLR requirement of 5% includes a minimum of 3% and a 2% buffer applicable to G-SIBs.
The table below presents information about leverage ratios.

	For the Three Months
	Ended or as of December
$ in millions	2022	2021
Tier 1 capital	$108,552	$106,766

Average total assets	$1,500,225	$1,466,770
Deductions from Tier 1 capital	(8,259)	(4,583)
Average adjusted total assets	1,491,966	1,462,187
Off-balance sheet and other exposures	375,392	448,334
Total leverage exposure	$1,867,358	$1,910,521

Tier 1 leverage ratio	7.3%	7.3%
SLR	5.8%	5.6%
In the table above:
•Average total assets represents the average daily assets for the quarter adjusted for the impact of Current Expected Credit Losses (CECL) transition.
•Off-balance sheet and other exposures primarily includes the monthly average of off-balance sheet exposures, consisting of derivatives, securities financing transactions, commitments and guarantees.
•Tier 1 leverage ratio is calculated as Tier 1 capital divided by average adjusted total assets.
•SLR is calculated as Tier 1 capital divided by total leverage exposure.

196	Goldman Sachs 2022 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Risk-Based Capital. The table below presents information about risk-based capital.

	As of December
$ in millions	2022	2021
Common shareholders’ equity	$106,486	$99,223
Impact of CECL transition	829	1,105
Deduction for goodwill	(5,674)	(3,610)
Deduction for identifiable intangible assets	(1,770)	(401)
Other adjustments	(1,821)	(63)
CET1 capital	98,050	96,254
Preferred stock	10,703	10,703
Deduction for investments in covered funds	(199)	(189)
Other adjustments	(2)	(2)
Tier 1 capital	$108,552	$106,766

Standardized Tier 2 and Total capital
Tier 1 capital	$108,552	$106,766
Qualifying subordinated debt	10,637	11,554
Junior subordinated debt	–	94
Allowance for credit losses	5,331	3,034
Other adjustments	(10)	(46)
Standardized Tier 2 capital	15,958	14,636
Standardized Total capital	$124,510	$121,402

Advanced Tier 2 and Total capital
Tier 1 capital	$108,552	$106,766
Standardized Tier 2 capital	15,958	14,636
Allowance for credit losses	(5,331)	(3,034)
Other adjustments	1,488	449
Advanced Tier 2 capital	12,115	12,051
Advanced Total capital	$120,667	$118,817

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
•Deduction for goodwill was net of deferred tax liabilities of $700 million as of December 2022 and $675 million as of December 2021.
•Deduction for identifiable intangible assets was net of deferred tax liabilities of $239 million as of December 2022 and $17 million as of December 2021.
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

Goldman Sachs 2022 Form 10-K	197

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
The table below presents changes in CET1 capital, Tier 1 capital and Tier 2 capital.

$ in millions	Standardized	Advanced
Year Ended December 2022
CET1 capital
Beginning balance	$96,254	$96,254
Change in:
Common shareholders’ equity	7,263	7,263
Impact of CECL transition	(276)	(276)
Deduction for goodwill	(2,064)	(2,064)
Deduction for identifiable intangible assets	(1,369)	(1,369)
Other adjustments	(1,758)	(1,758)
Ending balance	$98,050	$98,050

Tier 1 capital
Beginning balance	$106,766	$106,766
Change in:
CET1 capital	1,796	1,796
Deduction for investments in covered funds	(10)	(10)
Ending balance	108,552	108,552
Tier 2 capital
Beginning balance	14,636	12,051
Change in:
Qualifying subordinated debt	(917)	(917)
Junior subordinated debt	(94)	(94)
Allowance for credit losses	2,297	–
Other adjustments	36	1,075
Ending balance	15,958	12,115
Total capital	$124,510	$120,667

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

198	Goldman Sachs 2022 Form 10-K

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
The firm’s positional losses observed on a single day exceeded its 99% one-day regulatory VaR on one occasion during each of the years ended 2022 and 2021. There was no change in the firm’s VaR multiplier used to calculate Market RWAs;
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
The table below presents information about RWAs.

$ in millions	Standardized	Advanced
As of December 2022
Credit RWAs
Derivatives	$142,696	$111,344
Commitments, guarantees and loans	247,026	198,508
Securities financing transactions	73,189	21,659
Equity investments	30,899	33,451
Other	76,335	96,351
Total Credit RWAs	570,145	461,313
Market RWAs
Regulatory VaR	18,981	18,981
Stressed VaR	37,833	37,833
Incremental risk	6,470	6,470
Comprehensive risk	3,641	3,641
Specific risk	16,349	16,349
Total Market RWAs	83,274	83,274
Total Operational RWAs	–	134,863
Total RWAs	$653,419	$679,450
As of December 2021
Credit RWAs
Derivatives	$175,628	$109,532
Commitments, guarantees and loans	233,639	182,210
Securities financing transactions	76,346	14,407
Equity investments	43,256	45,582
Other	71,485	86,768
Total Credit RWAs	600,354	438,499
Market RWAs
Regulatory VaR	13,510	13,510
Stressed VaR	38,922	38,922
Incremental risk	6,867	6,867
Comprehensive risk	2,521	2,521
Specific risk	14,689	14,689
Total Market RWAs	76,509	76,509
Total Operational RWAs	–	132,913
Total RWAs	$676,863	$647,921
In the table above:
•Securities financing transactions represents resale and repurchase agreements and securities borrowed and loaned transactions.
•Other includes receivables, certain debt securities, cash and cash equivalents, and other assets.

Goldman Sachs 2022 Form 10-K	199

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
The table below presents changes in RWAs.

$ in millions	Standardized	Advanced
Year Ended December 2022
RWAs
Beginning balance	$676,863	$647,921
Credit RWAs
Change in:
Derivatives	(32,932)	1,812
Commitments, guarantees and loans	13,387	16,298
Securities financing transactions	(3,157)	7,252
Equity investments	(12,357)	(12,131)
Other	4,850	9,583
Change in Credit RWAs	(30,209)	22,814
Market RWAs
Change in:
Regulatory VaR	5,471	5,471
Stressed VaR	(1,089)	(1,089)
Incremental risk	(397)	(397)
Comprehensive risk	1,120	1,120
Specific risk	1,660	1,660
Change in Market RWAs	6,765	6,765
Change in Operational RWAs	–	1,950
Ending balance	$653,419	$679,450

RWAs Rollforward Commentary
Year Ended December 2022. Standardized Credit RWAs as of December 2022 decreased by $30.21 billion compared with December 2021, primarily reflecting a decrease in derivatives (principally due to reduced exposures) and a decrease in equity investments (principally due to reduced exposures as a result of sales and unrealized losses). These decreases were partially offset by an increase in commitments, guarantees and loans (principally due to increased lending activity). Standardized Market RWAs as of December 2022 increased by $6.77 billion compared with December 2021, primarily reflecting an increase in regulatory VaR (principally due to higher levels of market volatility).
Advanced Credit RWAs as of December 2022 increased by $22.81 billion compared with December 2021, primarily reflecting an increase in commitments, guarantees and loans, other credit RWAs and securities financing transactions (principally due to updates to the probability of default models in the fourth quarter of 2022). These increases were partially offset by a decrease in equity investments (principally due to reduced exposures as a result of sales and unrealized losses). Advanced Market RWAs as of December 2022 increased by $6.77 billion compared with December 2021, primarily reflecting an increase in regulatory VaR (principally due to higher levels of market volatility). Advanced Operational RWAs as of December 2022 increased by $1.95 billion compared with December 2021, primarily associated with litigation and regulatory proceedings.

200	Goldman Sachs 2022 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Bank Subsidiaries
GS Bank USA. GS Bank USA is the firm’s primary U.S. bank subsidiary. GS Bank USA is a New York State-chartered bank and a member of the Federal Reserve System, is supervised and regulated by the FRB, the FDIC, the New York State Department of Financial Services (NYDFS) and the Consumer Financial Protection Bureau, and is subject to regulatory capital requirements that are calculated under the Capital Framework. GS Bank USA is an Advanced approaches banking organization under the Capital Framework. The deposits of GS Bank USA are insured by the FDIC to the extent provided by law.
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
•The “well-capitalized” requirements are the binding requirements for leverage ratios.
The table below presents information about GS Bank USA’s risk-based capital ratios.

$ in millions	Standardized	Advanced
As of December 2022
CET1 capital	$46,845	$46,845
Tier 1 capital	$46,845	$46,845
Tier 2 capital	$8,042	$5,382
Total capital	$54,887	$52,227
RWAs	$357,112	$275,451

CET1 capital ratio	13.1%	17.0%
Tier 1 capital ratio	13.1%	17.0%
Total capital ratio	15.4%	19.0%
As of December 2021
CET1 capital	$42,535	$42,535
Tier 1 capital	$42,535	$42,535
Tier 2 capital	$6,430	$4,646
Total capital	$48,965	$47,181
RWAs	$312,601	$222,607

CET1 capital ratio	13.6%	19.1%
Tier 1 capital ratio	13.6%	19.1%
Total capital ratio	15.7%	21.2%
In the table above:
•The lower of the Standardized or Advanced ratio is the ratio against which GS Bank USA’s compliance with the capital requirements is assessed under the risk-based Capital Rules, and therefore, the Standardized ratios applied to GS Bank USA as of both December 2022 and December 2021.
•Beginning in January 2022, GS Bank USA started to phase in the estimated reduction to regulatory capital as a result of adopting the CECL model. The total amount to be phased in includes the impact of adopting CECL as of January 1, 2020, as well as 25% of the increase in the allowance for credit losses from January 1, 2020 through December 31, 2021.
•Beginning in the fourth quarter of 2022, the firm updated the probability of default models used in the calculation of Advanced RWAs. The impact of this change was a decrease in GS Bank USA's Advanced CET1 capital ratio of approximately 1 percentage point.

Goldman Sachs 2022 Form 10-K	201

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
•The Standardized and Advanced risk-based capital ratios decreased from December 2021 to December 2022, reflecting an increase in both Credit and Market RWAs, partially offset by an increase in capital, principally due to net earnings and capital contributions.
The table below presents information about GS Bank USA’s leverage ratios.

	For the Three Months
	Ended or as of December
$ in millions	2022	2021
Tier 1 capital	$46,845	$42,535
Average adjusted total assets	$499,108	$409,739
Total leverage exposure	$671,215	$627,799

Tier 1 leverage ratio	9.4%	10.4%
SLR	7.0%	6.8%
In the table above:
•Average adjusted total assets represents the average daily assets for the quarter adjusted for deductions from Tier 1 capital and the impact of CECL transition.
•Tier 1 leverage ratio is calculated as Tier 1 capital divided by average adjusted total assets.
•SLR is calculated as Tier 1 capital divided by total leverage exposure.
The FRB requires that GS Bank USA maintain cash reserves with the Federal Reserve. As of both December 2022 and December 2021, the reserve requirement ratio was zero percent. See Note 26 for further information about cash deposits held by the firm at the Federal Reserve.
GS Bank USA is a registered swap dealer with the CFTC and a registered security-based swap dealer with the SEC. As of both December 2022 and December 2021, GS Bank USA was subject to and in compliance with applicable capital requirements for swap dealers and security-based swap dealers.
GSIB. GSIB is the firm’s U.K. bank subsidiary regulated by the Prudential Regulation Authority (PRA) and the Financial Conduct Authority (FCA). GSIB is subject to the U.K. capital framework, which is largely based on Basel III. The eligible retail deposits of GSIB are covered by the U.K. Financial Services Compensation Scheme to the extent provided by law.
The table below presents GSIB’s risk-based capital requirements.

	As of December
	2022	2021
Risk-based capital requirements
CET1 capital ratio	9.7%	8.5%
Tier 1 capital ratio	11.9%	10.5%
Total capital ratio	14.9%	13.2%
The table below presents information about GSIB’s risk-based capital ratios.

	As of December
$ in millions	2022	2021
Risk-based capital and risk-weighted assets
CET1 capital	$3,395	$3,408
Tier 1 capital	$3,395	$3,408
Tier 2 capital	$828	$826
Total capital	$4,223	$4,234
RWAs	$15,766	$17,196

Risk-based capital ratios
CET1 capital ratio	21.5%	19.8%
Tier 1 capital ratio	21.5%	19.8%
Total capital ratio	26.8%	24.6%
In the table above, the risk-based capital ratios as of December 2022 reflected profits after foreseeable charges that are still subject to audit by GSIB’s external auditors and approval by GSIB’s Board of Directors for inclusion in risk-based capital. These profits contributed approximately 161 basis points to the CET1 capital ratio as of December 2022.
GSIB is also subject to the minimum leverage ratio requirement of 3.25% established by the PRA, which became effective January 1, 2023. GSIB had a leverage ratio of 6.9% as of December 2022. The leverage ratio as of December 2022 reflected profits after foreseeable charges that are still subject to audit by GSIB’s external auditors and approval by GSIB’s Board of Directors for inclusion in risk-based capital. These profits contributed approximately 56 basis points to the leverage ratio as of December 2022.
GSIB is subject to minimum reserve requirements at central banks in certain of the jurisdictions in which it operates. As of both December 2022 and December 2021, GSIB was in compliance with these requirements.
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

202	Goldman Sachs 2022 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
The table below presents GSBE’s risk-based capital requirements.

	As of December
	2022	2021
Risk-based capital requirements
CET1 capital ratio	9.2%	8.7%
Tier 1 capital ratio	11.3%	10.8%
Total capital ratio	14.0%	13.5%
The table below presents information about GSBE’s risk-based capital ratios.

	As of December
$ in millions	2022	2021
Risk-based capital and risk-weighted assets
CET1 capital	$9,536	$6,527
Tier 1 capital	$9,536	$6,527
Tier 2 capital	$21	$23
Total capital	$9,557	$6,550
RWAs	$30,154	$28,924

Risk-based capital ratios
CET1 capital ratio	31.6%	22.6%
Tier 1 capital ratio	31.6%	22.6%
Total capital ratio	31.7%	22.6%
In the table above, the risk-based capital ratios as of December 2022 reflected profits after foreseeable charges that are still subject to audit by GSBE’s external auditors and approval by GSBE’s shareholder (GS Bank USA) for inclusion in risk-based capital. These profits contributed approximately 76 basis points to the CET1 capital ratio as of December 2022.
The table below presents GSBE’s leverage ratio requirement and leverage ratios.

	As of December
	2022	2021
Leverage ratio requirement	3.0%	3.0%
Leverage ratio	10.6%	7.6%
In the table above, the leverage ratio as of December 2022 reflected profits after foreseeable charges that are still subject to audit by GSBE’s external auditors and approval by GSBE’s shareholder (GS Bank USA) for inclusion in risk-based capital. These profits contributed approximately 57 basis points to the leverage ratio as of December 2022.
GSBE is subject to minimum reserve requirements at central banks in certain of the jurisdictions in which it operates. As of both December 2022 and December 2021, GSBE was in compliance with these requirements.
GSBE is a registered swap dealer with the CFTC and a registered security-based swap dealer with the SEC. As of both December 2022 and December 2021, GSBE was subject to and in compliance with applicable capital requirements for swap dealers and security-based swap dealers.

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
Group Inc.’s equity investment in subsidiaries was $134.59 billion as of December 2022 and $118.90 billion as of December 2021, of which Group Inc. was required to maintain $82.52 billion as of December 2022 and $77.22 billion as of December 2021, of minimum equity capital in its regulated subsidiaries in order to satisfy the regulatory requirements of such subsidiaries.
Group Inc.’s capital invested in certain non-U.S. dollar functional currency subsidiaries is exposed to foreign exchange risk, substantially all of which is managed through a combination of non-U.S. dollar-denominated debt and derivatives. See Note 7 for information about the firm’s net investment hedges used to hedge this risk.

Goldman Sachs 2022 Form 10-K	203

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
The table below presents information about basic and diluted EPS.

	Year Ended December
in millions, except per share amounts	2022	2021	2020
Net earnings to common	$10,764	$21,151	$8,915
Weighted average basic shares	352.1	350.5	356.4
Effect of dilutive RSUs	6.0	5.3	3.9
Weighted average diluted shares	358.1	355.8	360.3

Basic EPS	$30.42	$60.25	$24.94
Diluted EPS	$30.06	$59.45	$24.74
In the table above:
•Net earnings to common represents net earnings applicable to common shareholders, which is calculated as net earnings less preferred stock dividends.
•Unvested share-based awards that have non-forfeitable rights to dividends or dividend equivalents are treated as a separate class of securities under the two-class method. Distributed earnings allocated to these securities reduce net earnings to common to calculate EPS under this method. The impact of applying this methodology was a reduction in basic EPS of $0.15 for 2022, $0.10 for 2021 and $0.07 for 2020.
•Diluted EPS does not include antidilutive RSUs, including those that are subject to market conditions, of 0.5 million for 2022, 0.3 million for 2021 and 0.1 million for 2020.

Note 22.
Transactions with Affiliated Funds
The firm has formed nonconsolidated investment funds with third-party investors. As the firm generally acts as the investment manager for these funds, it is entitled to receive management fees and, in certain cases, advisory fees or incentive fees from these funds. Additionally, the firm invests alongside the third-party investors in certain funds.
The tables below present information about affiliated funds.

	Year Ended December
$ in millions	2022	2021	2020
Fees earned from funds	$4,553	$3,707	$3,393

	As of December
$ in millions	2022	2021
Fees receivable from funds	$1,175	$873
Aggregate carrying value of interests in funds	$3,801	$4,321
The firm has waived, and may waive in the future, certain management fees on selected money market funds to enhance the yield for investors in such funds. Management fees waived were $123 million for 2022, $595 million for 2021 and $109 million for 2020.
In accordance with the Volcker Rule, the firm does not provide financial support to covered funds. However, in the ordinary course of business, the firm may choose to provide voluntary financial support to funds that are not subject to the Volcker Rule, although any such support is not expected to be material to the results of operations of the firm. Except for the fee waivers noted above, the firm did not provide any additional financial support to its affiliated funds during either 2022 or 2021.
In addition, in the ordinary course of business, the firm may also engage in other activities with its affiliated funds, including, among others, securities lending, trade execution, market-making, custody, and acquisition and bridge financing. See Note 18 for information about the firm’s investment commitments related to these funds.

204	Goldman Sachs 2022 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Note 23.
Interest Income and Interest Expense
Interest is recorded over the life of the instrument on an accrual basis based on contractual interest rates.
The table below presents sources of interest income and interest expense.

	Year Ended December
$ in millions	2022	2021	2020
Deposits with banks	$3,233	$(24)	$245
Collateralized agreements	4,468	(980)	282
Trading assets	5,087	4,716	5,210
Investments	2,199	1,589	1,627
Loans	9,059	5,319	4,883
Other interest	4,978	1,500	1,442
Total interest income	29,024	12,120	13,689
Deposits	5,823	1,303	2,386
Collateralized financings	2,808	–	599
Trading liabilities	1,923	1,662	1,238
Short-term borrowings	541	527	542
Long-term borrowings	5,716	3,231	4,153
Other interest	4,535	(1,073)	20
Total interest expense	21,346	5,650	8,938
Net interest income	$7,678	$6,470	$4,751
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
The table below presents information about the provision for taxes.

	Year Ended December
$ in millions	2022	2021	2020
Current taxes
U.S. federal	$2,356	$2,904	$1,759
State and local	623	574	555
Non-U.S.	1,658	1,926	1,539
Total current tax expense	4,637	5,404	3,853
Deferred taxes
U.S. federal	(2,079)	192	(798)
State and local	(436)	72	(42)
Non-U.S.	103	(259)	7
Total deferred tax (benefit)/expense	(2,412)	5	(833)
Provision for taxes	$2,225	$5,409	$3,020
The table below presents a reconciliation of the U.S. federal statutory income tax rate to the effective income tax rate.

	Year Ended December
	2022	2021	2020
U.S. federal statutory income tax rate	21.0%	21.0%	21.0%
State and local taxes, net of U.S. federal benefit	1.3	1.9	3.1
Settlement of employee share-based awards	(2.4)	(0.7)	(1.0)
Non-U.S. operations	(1.6)	(1.5)	(2.4)
Tax credits	(0.9)	(0.6)	(1.2)
Tax-exempt income, including dividends	(2.2)	(0.5)	(0.6)
Non-deductible legal expenses	0.8	–	5.6
Other	0.5	0.4	(0.3)
Effective income tax rate	16.5%	20.0%	24.2%
In the table above, Non-U.S. operations include the impact of the Base Erosion and Anti-Abuse Tax and Global Intangible Low Taxed Income.

Goldman Sachs 2022 Form 10-K	205

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
The table below presents information about deferred tax assets and liabilities, excluding the impact of netting within tax jurisdictions.

	As of December
$ in millions	2022	2021
Deferred tax assets
Compensation and benefits	$1,889	$1,978
ASC 740 asset related to unrecognized tax benefits	315	287
Non-U.S. operations	1,224	606
Unrealized losses	887	–
Net operating losses	787	681
Occupancy-related	123	151
Other comprehensive income/(loss)-related	1,225	593
Tax credits carryforward	87	43
Operating lease liabilities	587	624
Allowance for credit losses	1,580	1,081
Other, net	221	271
Subtotal	8,925	6,315
Valuation allowance	(1,569)	(895)
Total deferred tax assets	$7,356	$5,420

Deferred tax liabilities
Depreciation and amortization	$1,240	$1,225
Unrealized gains	–	1,114
Operating lease right-of-use assets	556	585
Total deferred tax liabilities	$1,796	$2,924

The firm has recorded deferred tax assets of $787 million as of December 2022 and $681 million as of December 2021, in connection with U.S. federal, state and local and foreign net operating loss carryforwards. The firm also recorded a valuation allowance of $301 million as of December 2022 and $285 million as of December 2021, related to these net operating loss carryforwards.
As of December 2022, the U.S. federal net operating loss carryforward was $1.51 billion, the state and local net operating loss carryforward was $2.10 billion, and the foreign net operating loss carryforward was $1.38 billion. If not utilized, the U.S. federal, the state and local, and foreign net operating loss carryforwards will begin to expire in 2023. If these carryforwards expire, they will not have a material impact on the firm’s results of operations. As of December 2022, the firm has recorded deferred tax assets of $37 million in connection with foreign tax credit carryforwards and a related valuation allowance of $20 million. As of December 2022, the firm has recorded deferred tax assets of $41 million in connection with general business credit carryforwards and $9 million in connection with state and local tax credit carryforwards. If not utilized, the foreign tax credit carryforward will begin to expire in 2033, the general business credit carryforward will begin to expire in 2023 and the state and local tax credit carryforward will begin to expire in 2024.
As of both December 2022 and December 2021, the firm had no U.S. capital loss carryforwards and no related net deferred income tax assets. As of December 2022, the firm had deferred tax assets of $277 million in connection with foreign capital loss carryforwards and a valuation allowance of $277 million related to these capital loss carryforwards.
The valuation allowance increased by $674 million during 2022 and increased by $344 million during 2021. The increases in both 2022 and 2021 were primarily due to an increase in deferred tax assets from which the firm does not expect to realize any benefit.
The firm permanently reinvested eligible earnings of certain foreign subsidiaries. As of both December 2022 and December 2021, all U.S. taxes were accrued on these subsidiaries’ distributable earnings.

206	Goldman Sachs 2022 Form 10-K

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
The accrued liability for interest expense related to income tax matters and income tax penalties was $205 million as of December 2022 and $131 million as of December 2021. The firm recognized interest expense and income tax penalties of $59 million for 2022, $13 million for 2021 and $41 million for 2020. It is reasonably possible that unrecognized tax benefits could change significantly during the twelve months subsequent to December 2022 due to potential audit settlements. However, at this time it is not possible to estimate any potential change.
The table below presents the changes in the liability for unrecognized tax benefits, which is included in other liabilities.

	Year Ended or as of December
$ in millions	2022	2021	2020
Beginning balance	$1,446	$1,251	$1,445
Increases based on current year tax positions	190	297	164
Increases based on prior years' tax positions	10	95	209
Decreases based on prior years' tax positions	(32)	(111)	(205)
Decreases related to settlements	(76)	(80)	(367)
Exchange rate fluctuations	(5)	(6)	5
Ending balance	$1,533	$1,446	$1,251

Related deferred income tax asset	315	287	200
Net unrecognized tax benefit	$1,218	$1,159	$1,051

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
The table below presents the earliest tax years that remain subject to examination by major jurisdiction.

As of
Jurisdiction	December 2022
U.S. Federal	2011
New York State and City	2015
United Kingdom	2017
Japan	2016
Hong Kong	2016
The firm has been accepted into the Compliance Assurance Process program by the IRS for each of the tax years from 2013 through 2023. This program allows the firm to work with the IRS to identify and resolve potential U.S. federal tax issues before the filing of tax returns. All issues for the 2011 and 2012 tax years have been resolved and completion is pending final review by the Joint Committee on Taxation (JCT). During 2022, the firm reached an agreement with IRS Appeals on the remaining issues for tax years 2012 through 2019. Subject to final review by JCT, this agreement will not have a material impact on the effective tax rate. During 2022, the fieldwork for the 2020 tax year was completed and the final resolution is not expected to have a material impact on the effective tax rate. The 2021 tax year remains subject to post-filing review. New York State and City examinations of 2015 through 2018 commenced during 2021.
All years, including and subsequent to the years in the table above, remain open to examination by the taxing authorities. The firm believes that the liability for unrecognized tax benefits it has established is adequate in relation to the potential for additional assessments.

Goldman Sachs 2022 Form 10-K	207

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Note 25.
Business Segments
The firm manages and reports its activities in three business segments: Global Banking & Markets, Asset & Wealth Management and Platform Solutions. See Note 1 for information about the firm’s business segments, including the changes made during 2022.
Compensation and benefits expenses in the firm’s segments reflect, among other factors, the overall performance of the firm, as well as the performance of individual businesses. Consequently, pre-tax margins in one segment of the firm’s business may be significantly affected by the performance of the firm’s other business segments.
The firm allocates assets (including allocations of global core liquid assets and cash, secured client financing and other assets), revenues and expenses among the three business segments. Due to the integrated nature of these segments, estimates and judgments are made in allocating certain assets, revenues and expenses. The allocation process is based on the manner in which management currently views the performance of the segments.
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

Segment Results
The table below presents a summary of the firm’s segment results.

	Year Ended December
$ in millions	2022	2021	2020
Global Banking & Markets
Non-interest revenues	$30,042	$34,079	$28,285
Net interest income	2,445	2,655	2,184
Total net revenues	32,487	36,734	30,469
Provision for credit losses	468	(171)	1,216
Operating expenses	17,851	19,542	18,884
Pre-tax earnings	$14,168	$17,363	$10,369
Net earnings	$11,830	$13,890	$7,860
Net earnings to common	$11,458	$13,535	$7,428
Average common equity	$69,951	$60,064	$54,749
Return on average common equity	16.4%	22.5%	13.6%

Asset & Wealth Management
Non-interest revenues	$9,843	$18,922	$11,541
Net interest income	3,533	3,043	2,216
Total net revenues	13,376	21,965	13,757
Provision for credit losses	519	(169)	1,395
Operating expenses	11,550	11,406	9,469
Pre-tax earnings	$1,307	$10,728	$2,893
Net earnings	$1,092	$8,582	$2,193
Net earnings to common	$979	$8,459	$2,083
Average common equity	$31,762	$29,988	$24,963
Return on average common equity	3.1%	28.2%	8.3%

Platform Solutions
Non-interest revenues	$(198)	$(132)	$(17)
Net interest income	1,700	772	351
Total net revenues	1,502	640	334
Provision for credit losses	1,728	697	487
Operating expenses	1,763	990	630
Pre-tax earnings/(loss)	$(1,989)	$(1,047)	$(783)
Net earnings/(loss)	$(1,661)	$(837)	$(594)
Net earnings/(loss) to common	$(1,673)	$(843)	$(596)
Average common equity	$3,574	$1,777	$864
Return on average common equity	(46.8)%	(47.4)%	(69.0)%

Total
Non-interest revenues	$39,687	$52,869	$39,809
Net interest income	7,678	6,470	4,751
Total net revenues	47,365	59,339	44,560
Provision for credit losses	2,715	357	3,098
Operating expenses	31,164	31,938	28,983
Pre-tax earnings	$13,486	$27,044	$12,479
Net earnings	$11,261	$21,635	$9,459
Net earnings to common	$10,764	$21,151	$8,915
Average common equity	$105,287	$91,829	$80,576
Return on average common equity	10.2%	23.0%	11.1%

208	Goldman Sachs 2022 Form 10-K

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
•Total operating expenses included net provisions for litigation and regulatory proceedings of $576 million for 2022, $534 million for 2021 and $3.42 billion for 2020, primarily reflected in Global Banking & Markets.
•Expenses not directly associated with specific segments are allocated based on an estimate of support provided to each segment.
The table below presents depreciation and amortization expense by segment.

	Year Ended December
$ in millions	2022	2021	2020
Global Banking & Markets	$1,033	$934	$760
Asset & Wealth Management	1,212	1,003	1,087
Platform Solutions	210	78	55
Total	$2,455	$2,015	$1,902
Segment Assets
The table below presents assets by segment.

	As of December
$ in millions	2022	2021
Global Banking & Markets	$1,169,539	$1,201,996
Asset & Wealth Management	214,970	221,150
Platform Solutions	57,290	40,842
Total	$1,441,799	$1,463,988
Geographic Information
Due to the highly integrated nature of international financial markets, the firm manages its businesses based on the profitability of the enterprise as a whole. The methodology for allocating profitability to geographic regions is dependent on estimates and management judgment because a significant portion of the firm’s activities require cross-border coordination in order to facilitate the needs of the firm’s clients. Geographic results are generally allocated as follows:
•Global Banking & Markets: Investment banking fees and Other: location of the client and investment banking team; FICC intermediation and Equities intermediation: location of the market-making desk; FICC financing and Equities financing: location of the desk.
•Asset & Wealth Management (excluding direct-to-consumer business, Equity investments and Debt investments): location of the sales team and/or investments; Direct-to-consumer business: location of the client; Equity investments and Debt investments: location of the investment or investment professional.
•Platform Solutions: location of the client.
The table below presents total net revenues, pre-tax earnings and net earnings by geographic region.

$ in millions	2022		2021		2020
Year Ended December
Americas	$28,669	61%	$37,217	63%	$27,293	61%
EMEA	12,860	27%	14,474	24%	10,946	25%
Asia	5,836	12%	7,648	13%	6,321	14%
Total net revenues	$47,365	100%	$59,339	100%	$44,560	100%

Americas	$7,016	52%	$17,314	64%	$8,804	71%
EMEA	5,260	39%	7,164	27%	3,119	25%
Asia	1,210	9%	2,566	9%	556	4%
Total pre-tax earnings	$13,486	100%	$27,044	100%	$12,479	100%

Americas	$6,067	54%	$13,796	64%	$7,300	77%
EMEA	4,164	37%	5,778	27%	2,150	23%
Asia	1,030	9%	2,061	9%	9	–
Total net earnings	$11,261	100%	$21,635	100%	$9,459	100%
In the table above:
•During the fourth quarter of 2022, in connection with the firm’s segment reorganization, the firm changed its methodology for allocating certain funding-related revenues not directly allocable to specific regions. As a result, reclassifications were made to the geographic allocation of net revenues. Prior period amounts have been conformed to the current presentation.
•Asia pre-tax earnings and net earnings for 2020 were impacted by net provisions for litigation and regulatory proceedings.
•Substantially all of the amounts in Americas were attributable to the U.S.
•Asia includes Australia and New Zealand.

Goldman Sachs 2022 Form 10-K	209

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Note 26.
Credit Concentrations
The firm’s concentrations of credit risk arise from its market-making, client facilitation, investing, underwriting, lending and collateralized transactions, and cash management activities, and may be impacted by changes in economic, industry or political factors. These activities expose the firm to many different industries and counterparties, and may also subject the firm to a concentration of credit risk to a particular central bank, counterparty, borrower or issuer, including sovereign issuers, or to a particular clearinghouse or exchange. The firm seeks to mitigate credit risk by actively monitoring exposures and obtaining collateral from counterparties as deemed appropriate.
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
The table below presents the credit concentrations included in trading cash instruments and investments.

	As of December
$ in millions	2022	2021
U.S. government and agency obligations	$205,935	$141,191
Percentage of total assets	14.3%	9.6%
Non-U.S. government and agency obligations	$40,334	$51,426
Percentage of total assets	2.8%	3.5%
In addition, the firm had $208.53 billion as of December 2022 and $222.20 billion as of December 2021 of cash deposits held at central banks (included in cash and cash equivalents), of which $165.77 billion as of December 2022 and $122.01 billion as of December 2021 was held at the Federal Reserve.
As of both December 2022 and December 2021, the firm did not have credit exposure to any other counterparty that exceeded 2% of total assets.
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

	As of December
$ in millions	2022	2021
U.S. government and agency obligations	$164,897	$86,274
Non-U.S. government and agency obligations	$76,456	$141,588
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

210	Goldman Sachs 2022 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
With respect to matters described below for which management has been able to estimate a range of reasonably possible loss where (i) actual or potential plaintiffs have claimed an amount of money damages, (ii) the firm is being, or threatened to be, sued by purchasers in a securities offering and is not being indemnified by a party that the firm believes will pay the full amount of any judgment, or (iii) the purchasers are demanding that the firm repurchase securities, management has estimated the upper end of the range of reasonably possible loss based on (a) in the case of (i), the amount of money damages claimed, (b) in the case of (ii), the difference between the initial sales price of the securities that the firm sold in such offering and the estimated lowest subsequent price of such securities prior to the action being commenced and (c) in the case of (iii), the price that purchasers paid for the securities less the estimated value, if any, as of December 2022 of the relevant securities, in each of cases (i), (ii) and (iii), taking into account any other factors believed to be relevant to the particular matter or matters of that type. As of the date hereof, the firm has estimated the upper end of the range of reasonably possible aggregate loss for such matters and for any other matters described below where management has been able to estimate a range of reasonably possible aggregate loss to be approximately $2.3 billion in excess of the aggregate reserves for such matters.
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

Goldman Sachs 2022 Form 10-K	211

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
The firm has received multiple demands, beginning in November 2018, from alleged shareholders under Section 220 of the Delaware General Corporation Law for books and records relating to, among other things, the firm’s involvement with 1MDB and the firm’s compliance procedures.
On February 19, 2019, a purported shareholder derivative action relating to 1MDB was filed in the U.S. District Court for the Southern District of New York against Group Inc. and the directors at the time and a former chairman and chief executive officer of the firm. The second amended complaint filed on November 13, 2020, alleges breaches of fiduciary duties, including in connection with alleged insider trading by certain current and former directors, unjust enrichment and violations of the anti-fraud provisions of the Exchange Act, including in connection with Group Inc.’s common stock repurchases and solicitation of proxies, and seeks unspecified damages, disgorgement and injunctive relief. On January 13, 2023, the court approved a settlement among the parties pursuant to which the firm agreed to a payment of $79.5 million to be made to the firm by its insurers, which the firm has agreed to use for compliance purposes after payment of any attorneys’ fees and reimbursement of expenses awarded to plaintiffs.
On December 20, 2018, a putative securities class action lawsuit was filed in the U.S. District Court for the Southern District of New York against Group Inc. and certain former officers of the firm alleging violations of the anti-fraud provisions of the Exchange Act with respect to Group Inc.’s disclosures and public statements concerning 1MDB and seeking unspecified damages. The plaintiff filed the second amended complaint on October 28, 2019. On June 28, 2021, the court dismissed the claims against one of the individual defendants but denied the defendants’ motion to dismiss with respect to the firm and the remaining individual defendants. On November 12, 2021, the plaintiff moved for class certification. On January 13, 2023, the plaintiff moved for leave to file a third amended complaint.
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

212	Goldman Sachs 2022 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Currencies-Related Litigation
GS&Co. and Group Inc. are among the defendants named in an action filed in the U.S. District Court for the Southern District of New York on November 7, 2018, and GSI, GSIB, Goldman Sachs Group UK Limited and GS Bank USA are among the defendants in an action filed in the High Court of England and Wales on November 11, 2020 and subsequently transferred to the U.K. Competition Appeal Tribunal, in each case by certain direct purchasers of foreign exchange instruments that opted out of a class settlement reached with, among others, GS&Co. and Group Inc. The third amended complaint in the U.S. district court action, filed on August 3, 2020, generally alleges that the defendants violated federal antitrust law and state common law in connection with an alleged conspiracy to manipulate the foreign currency exchange markets and seeks declaratory and injunctive relief, as well as unspecified amounts of compensatory, punitive, treble and other damages. The claim in the English action is for breaches of English and E.U. competition rules from 2003 to 2013 and alleges manipulation of foreign exchange rates and bid/offer spreads, the exchange of commercially sensitive information among defendants and collusive trading. On December 13, 2022, the parties reached settlements in principle, subject to final documentation, to resolve these actions.
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

Goldman Sachs 2022 Form 10-K	213

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Archegos-Related Matters
GS&Co. is among the underwriters named as defendants in a putative securities class action filed on August 13, 2021 in New York Supreme Court, County of New York, relating to ViacomCBS Inc.’s (ViacomCBS) March 2021 public offerings of $1.7 billion of common stock and $1.0 billion of preferred stock. In addition to the underwriters, the defendants include ViacomCBS and certain of its officers and directors. GS&Co. underwrote 646,154 shares of common stock representing an aggregate offering price of approximately $55 million and 323,077 shares of preferred stock representing an aggregate offering price of approximately $32 million. The complaint asserts claims under the federal securities laws and alleges that the offering documents contained material misstatements and omissions, including, among other things, that the offering documents failed to disclose that Archegos Capital Management (Archegos) had substantial exposure to ViacomCBS, including through total return swaps to which certain of the underwriters, including GS&Co., were allegedly counterparties, and that such underwriters failed to disclose their exposure to Archegos. The complaint seeks rescission and compensatory damages in unspecified amounts. On November 5, 2021, the plaintiffs filed an amended complaint. On January 4, 2022, the plaintiffs moved for class certification. On February 6, 2023, the court dismissed the claims against ViacomCBS and the individual defendants, but denied the defendants’ motion to dismiss with respect to GS&Co. and the other underwriter defendants.
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

214	Goldman Sachs 2022 Form 10-K

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
Zymergen Inc. GS&Co. is among the underwriters named as defendants in a putative securities class action filed on August 4, 2021 in the U.S. District Court for the Northern District of California relating to Zymergen Inc.’s (Zymergen) $575 million April 2021 initial public offering of common stock. In addition to the underwriters, the defendants include Zymergen and certain of its officers and directors. GS&Co. underwrote 5,750,345 shares of common stock representing an aggregate offering price of approximately $178 million. On February 24, 2022, the plaintiffs filed an amended complaint, and on November 29, 2022, the court granted in part and denied in part the defendants' motion to dismiss the amended complaint, denying dismissal of the claims for violations of Section 11 of the Securities Act.

Goldman Sachs 2022 Form 10-K	215

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Waterdrop Inc. GS Asia is among the underwriters named as defendants in a putative securities class action filed on September 14, 2021 in the U.S. District Court for the Southern District of New York relating to Waterdrop Inc.’s (Waterdrop) $360 million May 2021 initial public offering of ADS. In addition to the underwriters, the defendants include Waterdrop and certain of its officers and directors. GS Asia underwrote 15,300,000 ADS representing an aggregate offering price of approximately $184 million. On February 21, 2022, the plaintiffs filed an amended complaint, and on February 3, 2023, the court granted the defendants' motion to dismiss the amended complaint.
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

Natera Inc. GS&Co. is among the underwriters named as defendants in putative securities class actions in New York Supreme Court, County of New York and the U.S. District Court for the Western District of Texas filed on March 10, 2022 and October 7, 2022, respectively, relating to Natera Inc.’s (Natera) approximately $585 million July 2021 public offering of common stock. In addition to the underwriters, the defendants include Natera and certain of its officers and directors. GS&Co. underwrote 1,449,000 shares of common stock representing an aggregate offering price of approximately $164 million. On July 15, 2022, the parties in the state court action filed a stipulation and proposed order approving the discontinuance of the action without prejudice. On December 16, 2022, the defendants moved to dismiss the amended complaint in the federal action.
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
ON24, Inc. GS&Co. is among the underwriters named as defendants in a putative securities class action filed on November 3, 2021 in the U.S. District Court for the Northern District of California relating to ON24, Inc.’s (ON24) approximately $492 million February 2021 initial public offering of common stock. In addition to the underwriters, the defendants include ON24 and certain of its officers and directors, including a director who was a Managing Director of GS&Co. at the time of the initial public offering. GS&Co. underwrote 3,616,785 shares of common stock representing an aggregate offering price of approximately $181 million. On March 18, 2022, the plaintiffs filed a consolidated complaint. On May 2, 2022, the defendants moved to dismiss the consolidated complaint.

216	Goldman Sachs 2022 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Riskified Ltd. GS&Co. is among the underwriters named as defendants in a putative securities class action filed on May 2, 2022 in the U.S. District Court for the Southern District of New York relating to Riskified Ltd.’s (Riskified) approximately $423 million July 2021 initial public offering. In addition to the underwriters, the defendants include Riskified and certain of its officers and directors. GS&Co. underwrote 6,981,128 shares of common stock representing an aggregate offering price of approximately $147 million. On November 28, 2022, the plaintiffs filed a second amended complaint, and on January 20, 2023, the defendants moved to dismiss the second amended complaint.
Oscar Health, Inc. GS&Co. is among the underwriters named as defendants in a putative securities class action filed on May 12, 2022 in the U.S. District Court for the Southern District of New York relating to Oscar Health, Inc.’s (Oscar Health) approximately $1.4 billion March 2021 initial public offering. In addition to the underwriters, the defendants include Oscar Health and certain of its officers and directors. GS&Co. underwrote 12,760,633 shares of common stock representing an aggregate offering price of approximately $498 million. On December 5, 2022, the plaintiffs filed an amended complaint.
Oak Street Health, Inc. GS&Co. is among the underwriters named as defendants in an amended complaint for a putative securities class action filed on May 25, 2022 in the U.S. District Court for the Northern District of Illinois relating to Oak Street Health, Inc.’s (Oak Street) $377 million August 2020 initial public offering, $298 million December 2020 secondary equity offering, $691 million February 2021 secondary equity offering and $747 million May 2021 secondary equity offering. In addition to the underwriters, the defendants include Oak Street, certain of its officers and directors and certain of its shareholders. GS&Co. underwrote 4,157,103 shares of common stock in the August 2020 initial public offering representing an aggregate offering price of approximately $87 million, 1,503,944 shares of common stock in the December 2020 secondary equity offering representing an aggregate offering price of approximately $69 million, 3,083,098 shares of common stock in the February 2021 secondary equity offering representing an aggregate offering price of approximately $173 million and 3,013,065 shares of common stock in the May 2021 secondary equity offering representing an aggregate offering price of approximately $187 million. On February 10, 2023, the court granted in part and denied in part the defendants’ motion to dismiss, dismissing the claim alleging a violation of Section 12(a)(2) of the Securities Act and, with respect to the May 2021 secondary equity offering only, the claim alleging a violation of Section 11 of the Securities Act, but declining to dismiss the remaining claims.

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
17 Education & Technology Group Inc. GS Asia is among the underwriters named as defendants in a putative securities class action filed on July 19, 2022 in the U.S. District Court for the Central District of California and transferred to the U.S. District Court for the Southern District of New York in November 2022 relating to 17 Education & Technology Group Inc.’s (17EdTech) approximately $331 million December 2020 initial public offering of ADS. In addition to the underwriters, the defendants include 17EdTech and certain of its officers and directors. GS Asia underwrote 12,604,000 ADS representing an aggregate offering price of approximately $132 million. On January 31, 2023, the plaintiffs filed an amended complaint.

Goldman Sachs 2022 Form 10-K	217

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
LifeStance Health Group, Inc. GS&Co. is among the underwriters named as defendants in a putative securities class action filed on August 10, 2022 in the U.S. District Court for the Southern District of New York relating to LifeStance Health Group, Inc.’s (LifeStance) approximately $828 million June 2021 initial public offering of common stock. In addition to the underwriters, the defendants include LifeStance and certain of its officers and directors. GS&Co. underwrote 10,580,000 shares of common stock representing an aggregate offering price of approximately $190 million. On December 19, 2022, the plaintiffs filed an amended complaint, and on January 18, 2023, the defendants moved to dismiss the amended complaint.
MINISO Group Holding Limited. GS Asia is among the underwriters named as defendants in a putative securities class action filed on August 17, 2022 in the U.S. District Court for the Central District of California and transferred to the U.S. District Court for the Southern District of New York on November 18, 2022 relating to MINISO Group Holding Limited’s (MINISO) approximately $656 million October 2020 initial public offering of ADS. In addition to the underwriters, the defendants include MINISO and certain of its officers and directors. GS Asia underwrote 16,408,093 ADS representing an aggregate offering price of approximately $328 million.
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
Rent the Runway, Inc. GS&Co. is among the underwriters named as defendants in a putative securities class action filed on November 14, 2022 in the U.S. District Court for the Eastern District of New York relating to Rent the Runway, Inc.’s (Rent the Runway) $357 million October 2021 initial public offering of common stock. In addition to the underwriters, the defendants include Rent the Runway and certain of its officers and directors. GS&Co. underwrote 5,254,304 shares of common stock representing an aggregate offering price of approximately $110 million.
Opendoor Technologies Inc. GS&Co. is among the underwriters named as defendants in a putative securities class action filed on November 22, 2022 in the U.S. District Court for the District of Arizona relating to, among other things, Opendoor Technologies Inc.’s (Opendoor) approximately $886 million February 2021 public offering of common stock. In addition to the underwriters, the defendants include Opendoor and certain of its officers and directors. GS&Co. underwrote 10,173,401 shares of common stock representing an aggregate offering price of approximately $275 million.

218	Goldman Sachs 2022 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
FIGS, Inc. GS&Co. is among the underwriters named as defendants in a putative securities class action filed on December 8, 2022 in the U.S. District Court for the Central District of California relating to FIGS, Inc.’s (FIGS) approximately $668 million May 2021 initial public offering and approximately $413 million September 2021 secondary equity offering. In addition to the underwriters, the defendants include FIGS, certain of its officers and directors and certain of its shareholders. GS&Co. underwrote 9,545,073 shares of common stock in the May 2021 initial public offering representing an aggregate offering price of approximately $210 million and 3,179,047 shares of common stock in the September 2021 secondary equity offering representing an aggregate offering price of approximately $128 million.
Silvergate Capital Corporation. GS&Co. is among the underwriters named as defendants in a putative securities class action filed on January 19, 2023 in the U.S. District Court for the Southern District of California relating to Silvergate Capital Corporation’s (Silvergate) approximately $288 million January 2021 public offering of common stock and approximately $552 million December 2021 public offering of common stock. In addition to the underwriters, the defendants include Silvergate and certain of its officers and directors. GS&Co. underwrote 1,711,313 shares of common stock in the January 2021 public offering of common stock representing an aggregate offering price of approximately $108 million and 1,375,397 shares of common stock in the December 2021 public offering of common stock representing an aggregate offering price of approximately $199 million.
Centessa Pharmaceuticals plc. GS&Co. is among the underwriters named as defendants in an amended complaint for a putative securities class action filed on February 10, 2023 in the U.S. District Court for the Southern District of New York relating to Centessa Pharmaceuticals plc’s (Centessa) approximately $380 million May 2021 initial public offering of ADS. In addition to the underwriters, the defendants include Centessa and certain of its officers and directors. GS&Co. underwrote 6,072,000 ADS representing an aggregate offering price of approximately $121 million.
Investment Management Services
Group Inc. and certain of its affiliates are parties to various civil litigation and arbitration proceedings and other disputes with clients relating to losses allegedly sustained as a result of the firm’s investment management services. These claims generally seek, among other things, restitution or other compensatory damages and, in some cases, punitive damages.

Securities Lending Antitrust Litigation
Group Inc. and GS&Co. were among the defendants named in a putative antitrust class action and three individual actions relating to securities lending practices filed in the U.S. District Court for the Southern District of New York beginning in August 2017. The complaints generally assert claims under federal and state antitrust law and state common law in connection with an alleged conspiracy among the defendants to preclude the development of electronic platforms for securities lending transactions. The individual complaints also assert claims for tortious interference with business relations and under state trade practices law and, in the second and third individual actions, unjust enrichment under state common law. The complaints seek declaratory and injunctive relief, as well as unspecified amounts of compensatory, treble, punitive and other damages. Group Inc. was voluntarily dismissed from the putative class action on January 26, 2018. Defendants’ motion to dismiss the class action complaint was denied on September 27, 2018. Defendants’ motion to dismiss the first individual action was granted on August 7, 2019. On September 30, 2021, the defendants’ motion to dismiss the second and third individual actions, which were consolidated in June 2019, was granted. On October 25, 2021, the plaintiff in the second individual action appealed to the U.S. Court of Appeals for the Second Circuit. On June 30, 2022, the Magistrate Judge recommended that the plaintiffs’ motion for class certification in the putative class action be granted in part and denied in part. On August 15, 2022, the plaintiffs and defendants filed objections to the Magistrate Judge’s report and recommendation with the district court.

Goldman Sachs 2022 Form 10-K	219

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Variable Rate Demand Obligations Antitrust Litigation
Group Inc. and GS&Co. were among the defendants named in a putative class action relating to variable rate demand obligations (VRDOs), filed beginning in February 2019 under separate complaints and consolidated in the U.S. District Court for the Southern District of New York. The consolidated amended complaint, filed on May 31, 2019, generally asserts claims under federal antitrust law and state common law in connection with an alleged conspiracy among the defendants to manipulate the market for VRDOs. The complaint seeks declaratory and injunctive relief, as well as unspecified amounts of compensatory, treble and other damages. Group Inc. was voluntarily dismissed from the putative class action on June 3, 2019. On November 2, 2020, the court granted in part and denied in part the defendants’ motion to dismiss, dismissing the state common law claims against GS&Co., but denying dismissal of the federal antitrust law claims.
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

220	Goldman Sachs 2022 Form 10-K

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
Corporate Bonds Antitrust Litigation
Group Inc. and GS&Co. are among the dealers named as defendants in a putative class action relating to the secondary market for odd-lot corporate bonds, filed on April 21, 2020 in the U.S. District Court for the Southern District of New York. The amended consolidated complaint, filed on October 29, 2020, asserts claims under federal antitrust law in connection with alleged anti-competitive conduct by the defendants in the secondary market for odd-lots of corporate bonds, and seeks declaratory and injunctive relief, as well as unspecified monetary damages, including treble and punitive damages and restitution. On October 25, 2021, the court granted defendants’ motion to dismiss with prejudice. On November 23, 2021, plaintiffs appealed to the U.S. Court of Appeals for the Second Circuit. On November 10, 2022, the district court denied the plaintiffs’ motion for an indicative ruling that the judgment should be vacated because the wife of the district judge owned stock in one of the defendants and the district judge did not recuse himself.

Goldman Sachs 2022 Form 10-K	221

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

On March 30, 2018, the district court certified a damages class as to the plaintiffs’ disparate impact and treatment claims. On September 4, 2018, the U.S. Court of Appeals for the Second Circuit denied defendants’ petition for interlocutory review of the district court’s class certification decision and subsequently denied defendants’ petition for rehearing. On September 27, 2018, plaintiffs advised the district court that they would not seek to certify a class for injunctive and declaratory relief. On March 26, 2020, the Magistrate Judge in the district court granted in part a motion to compel arbitration as to class members who are parties to certain agreements with Group Inc. and/or GS&Co. in which they agreed to arbitrate employment-related disputes. On April 16, 2020, plaintiffs submitted objections to the Magistrate Judge’s order and defendants submitted conditional objections in the event that the district judge overturned any portion of the Magistrate Judge’s order. On July 22, 2021, defendants filed a motion to decertify the class. On September 15, 2021, the district court affirmed the decision of the Magistrate Judge to compel arbitration. On March 17, 2022, the district court denied the plaintiffs’ motion for partial summary judgment as to a portion of the disparate impact claim, granted in part and denied in part the defendants’ motion for summary judgment as to plaintiffs’ disparate impact and treatment claims, denied the defendants’ motion to decertify the class, and granted in part and denied in part the parties’ respective motions to preclude certain expert testimony. On August 22, 2022, the district court granted in part and denied in part the defendants’ motion for reconsideration of the portion of its March 17, 2022 decision that denied the defendants’ motion to decertify the class, denying the defendants’ motion to decertify the class but narrowing the class definition. Trial is scheduled to commence on June 7, 2023.
Consumer Investigation and Review
The firm is cooperating with the Consumer Financial Protection Bureau and other governmental bodies relating to investigations and/or inquiries concerning GS Bank USA’s credit card account management practices and is providing information regarding the application of refunds, crediting of nonconforming payments, billing error resolution, advertisements, reporting to credit bureaus, and any other consumer-related information requested by them.

222	Goldman Sachs 2022 Form 10-K

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
The firm recognizes the funded status of its defined benefit pension and postretirement plans, measured as the difference between the fair value of the plan assets and the benefit obligation, in the consolidated balance sheets. As of December 2022, other assets included $111 million (related to overfunded pension plans) and other liabilities included $337 million related to these plans. As of December 2021, other assets included $411 million (related to overfunded pension plans) and other liabilities included $426 million related to these plans.
Defined Contribution Plans
The firm contributes to employer-sponsored U.S. and non-U.S. defined contribution plans. The firm's contribution to these plans was $378 million for 2022, $274 million for 2021 and $261 million for 2020.

Goldman Sachs 2022 Form 10-K	223

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
The firm generally issues new shares of common stock upon delivery of share-based awards. In limited cases, as outlined in the applicable award agreements, the firm may cash settle share-based compensation awards accounted for as equity instruments. For these awards, additional paid-in capital is adjusted to the extent of the difference between the value of the award at the time of cash settlement and the grant-date value of the award. The tax effect related to the settlement of share-based awards and payments of dividend equivalents is recorded in income tax benefit or expense.
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

As of December 2022, 60.8 million shares were available to be delivered pursuant to awards granted under the 2021 SIP. If any shares of common stock underlying awards granted under the 2021 SIP or awards granted under predecessor stock incentive plans are not delivered because such awards are forfeited, terminated or canceled, or if shares of common stock underlying such awards are surrendered or withheld to satisfy any obligation of the grantee (including taxes), those shares will become available to be delivered pursuant to awards granted under the 2021 SIP. Shares available to be delivered under the 2021 SIP also are subject to adjustment for certain events or changes in corporate structure as provided under the 2021 SIP. The 2021 SIP is scheduled to terminate on the date of the annual meeting of shareholders that occurs in 2025.
Restricted Stock Units
The firm grants RSUs (including RSUs subject to performance or market conditions) to employees, which are generally valued based on the closing price of the underlying shares on the date of grant, after taking into account a liquidity discount for any applicable post-vesting and delivery transfer restrictions. The value of equity awards also considers the impact of material non-public information, if any, that the firm expects to make available shortly following grant. RSUs generally vest and underlying shares of common stock deliver (net of required withholding tax) as outlined in the applicable award agreements. Award agreements generally provide that vesting is accelerated in certain circumstances, such as on retirement, death, disability and, in certain cases, conflicted employment. Delivery of the underlying shares of common stock is conditioned on the grantees satisfying certain vesting and other requirements outlined in the award agreements. RSUs not subject to performance or market conditions generally vest and deliver over a three-year period.
RSUs that are subject to performance or market conditions generally deliver after the end of a three- to five-year period. For awards that are subject to performance or market conditions, generally the final award is adjusted from zero up to 150% of the original grant based on the extent to which those conditions are satisfied. Dividend equivalents that accrue on these awards are paid when the awards settle.

224	Goldman Sachs 2022 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
The table below presents the 2022 activity related to stock settled RSUs.

			Weighted Average
			Grant-Date Fair Value of
	Restricted Stock		Restricted Stock
	Units Outstanding		Units Outstanding
	Future	No Future	Future	No Future
	Service	Service	Service	Service
	Required	Required	Required	Required
Beginning balance	4,043,074	15,933,696	$255.08	$228.14
Granted	5,478,475	8,660,927	$315.33	$318.03
Forfeited	(606,404)	(260,799)	$292.38	$261.99
Delivered	–	(10,633,955)	$–	$229.81
Vested	(3,626,923)	3,626,923	$277.07	$277.07
Ending balance	5,288,222	17,326,792	$298.14	$281.78
In the table above:
•The weighted average grant-date fair value of RSUs granted was $316.98 during 2022, $264.57 during 2021 and $220.45 during 2020. The grant-date fair value of these RSUs included an average liquidity discount of 6.0% during 2022, 10.2% during 2021 and 10.1% during 2020, to reflect post-vesting and delivery transfer restrictions, generally of 1 year for 2022, and up to 4 years for both 2021 and 2020.
•The aggregate fair value of awards that vested was $3.91 billion during 2022, $2.64 billion during 2021 and $2.01 billion during 2020.
•The ending balance included restricted stock subject to future service requirements of 357,367 shares as of December 2022 and 47,719 shares as of December 2021.
•The ending balance included RSUs subject to future service requirements and performance or market conditions of 618,248 RSUs as of December 2022 and 322,935 RSUs as of December 2021, and the maximum amount of such RSUs that may be earned was 914,441 RSUs as of December 2022 and 387,508 RSUs as of December 2021.
•The ending balance also included RSUs not subject to future service requirements but subject to performance conditions of 1,457,702 RSUs as of December 2022 and 590,453 RSUs as of December 2021, and the maximum amount of such RSUs that may be earned was 2,186,553 RSUs as of December 2022 and 885,680 RSUs as of December 2021.

In relation to 2022 year-end, during the first quarter of 2023, the firm granted to its employees 6.2 million RSUs (of which 2.4 million RSUs require future service as a condition for delivery of the related shares of common stock). These RSUs are subject to additional conditions as outlined in the award agreements. Shares underlying these RSUs, net of required withholding tax, generally deliver over a three-year period. These awards are generally subject to a one-year post-vesting and delivery transfer restriction. These awards are not included in the table above.
As of December 2022, there was $860 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements. This cost is expected to be recognized over a weighted average period of 1.86 years. In addition, there is unrecognized compensation cost related to share-based compensation arrangements subject to performance conditions. The maximum payout related to these awards is $124 million. This cost is expected to be recognized over a weighted average period of 1.92 years.
The table below presents the share-based compensation and the related excess tax benefit.

	Year Ended December
$ in millions	2022	2021	2020
Share-based compensation	$4,107	$2,553	$1,985
Excess net tax benefit for share-based awards	$324	$196	$120
In the table above, excess net tax benefit for share-based awards includes the net tax benefit on dividend equivalents paid on RSUs and the delivery of common stock underlying share-based awards.
Overrides
The firm shares a portion of its overrides related to investment management services with approximately 800 employees. The fair value of these overrides is recognized as compensation expense over the vesting period. Such expense was $493 million for 2022, $547 million for 2021 and $141 million for 2020.

Goldman Sachs 2022 Form 10-K	225

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 30.
Parent Company
Group Inc. – Condensed Statements of Earnings

	Year Ended December
$ in millions	2022	2021	2020
Revenues
Dividends from subsidiaries and other affiliates:
Bank	$101	$16,990	$40
Nonbank	6,243	15,562	11,860
Other revenues	(3,590)	529	774
Total non-interest revenues	2,754	33,081	12,674
Interest income	8,367	3,695	4,020
Interest expense	9,428	4,570	5,861
Net interest loss	(1,061)	(875)	(1,841)
Total net revenues	1,693	32,206	10,833
Operating expenses
Compensation and benefits	328	750	367
Other expenses	685	1,005	3,339
Total operating expenses	1,013	1,755	3,706
Pre-tax earnings	680	30,451	7,127
Benefit for taxes	(1,398)	(551)	(696)
Undistributed earnings/(loss) of subsidiaries
and other affiliates	9,183	(9,367)	1,636
Net earnings	11,261	21,635	9,459
Preferred stock dividends	497	484	544
Net earnings applicable to common shareholders	$10,764	$21,151	$8,915
Supplemental Disclosures:
In the condensed statements of earnings above, revenues and expenses included the following with subsidiaries and other affiliates:
•Dividends from bank subsidiaries included cash dividends of $97 million for 2022, $16.99 billion for 2021 and $38 million for 2020.
•Dividends from nonbank subsidiaries and other affiliates included cash dividends of $6.14 billion for 2022, $15.14 billion for 2021 and $11.32 billion for 2020.
•Other revenues included $(3.34) billion for 2022, $(1.01) billion for 2021 and $2.62 billion for 2020.
•Interest income included $7.47 billion for 2022, $3.39 billion for 2021 and $3.68 billion for 2020.
•Interest expense included $3.80 billion for 2022, $1.24 billion for 2021 and $1.73 billion for 2020.
•Other expenses included $116 million for 2022, $113 million for 2021 and $100 million for 2020.
Group Inc.’s other comprehensive income/(loss) was $(942) million for 2022, $(634) million for 2021 and $50 million for 2020.

Group Inc. – Condensed Balance Sheets

	As of December
$ in millions	2022	2021
Assets
Cash and cash equivalents:
With third-party banks	$35	$47
With subsidiary bank	46	2
Loans to and receivables from subsidiaries:
Bank	3,545	1,024
Nonbank ($4,825 and $7,638 at fair value)	259,402	273,416
Investments in subsidiaries and other affiliates:
Bank	49,533	43,021
Nonbank	85,058	75,883
Trading assets (at fair value)	5,431	4,663
Investments ($23,894 and $22,525 at fair value)	69,483	26,078
Other assets	6,576	6,098
Total assets	$479,109	$430,232

Liabilities and shareholders’ equity
Repurchase agreements with subsidiaries (at fair value)	$66,839	$–
Secured borrowings with subsidiaries	16,749	50,805
Payables to subsidiaries	510	1,357
Trading liabilities (at fair value)	2,544	1,116
Unsecured short-term borrowings:
With third parties ($5,002 and $1,215 at fair value)	23,823	11,127
With subsidiaries	4,328	3,687
Unsecured long-term borrowings:
With third parties ($22,422 and $17,690 at fair value)	185,972	208,796
With subsidiaries	57,565	40,405
Other liabilities	3,590	3,013
Total liabilities	361,920	320,306
Commitments, contingencies and guarantees
Shareholders' equity
Preferred stock	10,703	10,703
Common stock	9	9
Share-based awards	5,696	4,211
Additional paid-in capital	59,050	56,396
Retained earnings	139,372	131,811
Accumulated other comprehensive loss	(3,010)	(2,068)
Stock held in treasury, at cost	(94,631)	(91,136)
Total shareholders’ equity	117,189	109,926
Total liabilities and shareholders’ equity	$479,109	$430,232
Supplemental Disclosures:
Goldman Sachs Funding LLC (Funding IHC), a wholly-owned, direct subsidiary of Group Inc., has provided Group Inc. with a committed line of credit that allows Group Inc. to draw sufficient funds to meet its cash needs in the ordinary course of business.
Trading assets included derivative contracts with subsidiaries of $2.17 billion as of December 2022 and $1.38 billion as of December 2021.
Trading liabilities included derivative contracts with subsidiaries of $2.54 billion as of December 2022 and $1.12 billion as of December 2021.

226	Goldman Sachs 2022 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As of December 2022, unsecured long-term borrowings with subsidiaries by maturity date are $56.10 billion in 2024, $534 million in 2025, $62 million in 2026, $103 million in 2027 and $770 million in 2028-thereafter.
Group Inc. – Condensed Statements of Cash Flows

	Year Ended December
$ in millions	2022	2021	2020
Cash flows from operating activities
Net earnings	$11,261	$21,635	$9,459
Adjustments to reconcile net earnings to net
cash provided by operating activities:
Undistributed (earnings)/loss of
subsidiaries and other affiliates	(9,183)	9,367	(1,636)
Depreciation and amortization	9	9	6
Deferred income taxes	(1,523)	(241)	(160)
Share-based compensation	378	335	127
Gain on extinguishment of
unsecured borrowings	–	–	(1)
Changes in operating assets and liabilities:
Collateralized transactions (excluding
secured borrowings, net)	66,839	–	332
Trading assets	(23,451)	(10,273)	3,484
Trading liabilities	1,428	796	(97)
Other, net	5,933	(5,213)	(1,492)
Net cash provided by operating activities	51,691	16,415	10,022
Cash flows from investing activities
Purchase of property, leasehold
improvements and equipment	(64)	(13)	(26)
Repayments/(issuances) of short-term loans
to subsidiaries, net	2,210	(9,951)	7,021
Issuance of term loans to subsidiaries	(1,859)	(37,260)	(32,472)
Repayments of term loans by subsidiaries	2,311	10,059	29,568
Purchase of investments	(47,247)	(16,964)	(3,767)
Sales/paydowns of investments	3,162	10,896	4,135
Capital contributions to subsidiaries, net	(5,665)	(23,978)	(5,617)
Net cash used for investing activities	(47,152)	(67,211)	(1,158)
Cash flows from financing activities
Secured borrowings with subsidiary, net	(36,389)	12,346	(6,360)
Unsecured short-term borrowings, net:
With third parties	13	(683)	(1,372)
With subsidiaries	27,803	7,007	12,603
Issuance of unsecured long-term borrowings	78,803	73,164	24,789
Repayment of unsecured long-term borrowings	(65,960)	(31,588)	(33,432)
Purchase of Trust Preferred securities	–	–	(11)
Preferred stock redemption	–	(2,675)	(350)
Common stock repurchased	(3,500)	(5,200)	(1,928)
Settlement of share-based awards in
satisfaction of withholding tax requirements	(1,595)	(985)	(830)
Dividends and dividend equivalents paid on
stock and share-based awards	(3,682)	(2,725)	(2,336)
Issuance of preferred stock, net of costs	–	2,172	349
Other financing, net	–	(14)	–
Net cash provided by/(used for) financing
activities	(4,507)	50,819	(8,878)
Net increase/(decrease) in cash and cash
equivalents	32	23	(14)
Cash and cash equivalents, beginning balance	49	26	40
Cash and cash equivalents, ending balance	$81	$49	$26

Supplemental Disclosures:
Cash payments for interest, net of capitalized interest, were $8.54 billion for 2022, $4.72 billion for 2021 and $5.92 billion for 2020, and included $3.55 billion for 2022, $1.33 billion for 2021 and $1.90 billion for 2020 of payments to subsidiaries.
Cash payments/(refunds) for income taxes, net, were $2.59 billion for 2022, $3.74 billion for 2021 and $1.37 billion for 2020.
Non-cash activities during the year ended December 2022:
•Group Inc. issued $1.75 billion of equity in connection with the acquisition of GreenSky. Upon closing of the transaction, GreenSky became a wholly-owned subsidiary of GS Bank USA.
Non-cash activities during the year ended December 2021:
•Group Inc. exchanged $948 million of loans for additional equity investment in its wholly-owned subsidiaries.
Non-cash activities during the year ended December 2020:
•Group Inc. exchanged $11.2 million of Trust Preferred securities and common beneficial interests for $12.5 million of certain of Group Inc.’s junior subordinated debt.

Goldman Sachs 2022 Form 10-K	227

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Supplemental Financial Information
Common Stock Performance
The graph and table below compare the performance of an investment in the firm’s common stock from December 31, 2017 (the last trading day before the firm’s 2018 fiscal year) through December 31, 2022, with the S&P 500 Index (S&P 500) and the S&P 500 Financials Index (S&P 500 Financials).

	As of December
	2017	2018	2019	2020	2021	2022
Group Inc.	$100.00	$66.48	$93.38	$109.70	$161.91	$149.18
S&P 500	$100.00	$95.61	$125.70	$148.81	$191.49	$156.78
S&P 500 Financials	$100.00	$86.96	$114.87	$112.84	$152.19	$136.11
The graph and table above assume $100 was invested on December 31, 2017 in each of the firm’s common stock, the S&P 500 and the S&P 500 Financials, and the dividends were reinvested without payment of any commissions. The performance shown represents past performance and should not be considered an indication of future performance.

Statistical Disclosures
Distribution of Assets, Liabilities and Shareholders’ Equity
The tables below present information about average balances, interest and average interest rates.

	Average Balance for the
	Year Ended December
$ in millions	2022	2021	2020
Assets
U.S.	$151,152	$103,182	$55,662
Non-U.S.	107,843	95,735	71,312
Deposits with banks	258,995	198,917	126,974
U.S.	241,968	202,841	138,447
Non-U.S.	169,621	148,604	114,974
Collateralized agreements	411,589	351,445	253,421
U.S.	165,331	173,498	204,118
Non-U.S.	123,332	136,075	118,642
Trading assets	288,663	309,573	322,760
U.S.	97,221	69,893	56,167
Non-U.S.	14,696	18,573	17,156
Investments	111,917	88,466	73,323
U.S.	144,781	108,032	94,115
Non-U.S.	22,067	21,455	18,867
Loans	166,848	129,487	112,982
U.S.	95,513	98,086	57,149
Non-U.S.	64,301	55,530	45,672
Other interest-earning assets	159,814	153,616	102,821
Interest-earning assets	1,397,826	1,231,504	992,281
Cash and due from banks	7,715	10,804	10,303
Other non-interest-earning assets	137,418	128,521	116,750
Assets	$1,542,959	$1,370,829	$1,119,334

Liabilities
U.S.	$302,678	$231,967	$188,767
Non-U.S.	74,662	72,899	51,997
Interest-bearing deposits	377,340	304,866	240,764
U.S.	107,008	110,099	77,727
Non-U.S.	83,783	72,691	35,284
Collateralized financings	190,791	182,790	113,011
U.S.	80,950	67,734	42,213
Non-U.S.	83,657	75,763	55,119
Trading liabilities	164,607	143,497	97,332
U.S.	34,322	31,866	34,449
Non-U.S.	28,675	34,326	22,113
Short-term borrowings	62,997	66,192	56,562
U.S.	221,598	216,864	199,196
Non-U.S.	37,656	29,764	30,941
Long-term borrowings	259,254	246,628	230,137
U.S.	166,200	139,278	127,489
Non-U.S.	98,130	85,913	66,403
Other interest-bearing liabilities	264,330	225,191	193,892
Interest-bearing liabilities	1,319,319	1,169,164	931,698
Non-interest-bearing deposits	4,811	5,920	6,672
Other non-interest-bearing liabilities	102,839	94,040	89,185
Liabilities	1,426,969	1,269,124	1,027,555
Shareholders’ equity
Preferred stock	10,703	9,876	11,203
Common stock	105,287	91,829	80,576
Shareholders’ equity	115,990	101,705	91,779
Liabilities and shareholders’ equity	$1,542,959	$1,370,829	$1,119,334
Percentage attributable to non-U.S. operations
Interest-earning assets	35.90%	38.65%	38.96%
Interest-bearing liabilities	30.82%	31.76%	28.11%

228	Goldman Sachs 2022 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Supplemental Financial Information

	Interest for the
	Year Ended December
$ in millions	2022	2021	2020
Assets
U.S.	$2,793	$143	$219
Non-U.S.	440	(167)	26
Deposits with banks	3,233	(24)	245
U.S.	3,463	(383)	371
Non-U.S.	1,005	(597)	(89)
Collateralized agreements	4,468	(980)	282
U.S.	3,362	2,943	3,649
Non-U.S.	1,725	1,773	1,561
Trading assets	5,087	4,716	5,210
U.S.	1,656	991	1,081
Non-U.S.	543	598	546
Investments	2,199	1,589	1,627
U.S.	7,967	4,423	4,061
Non-U.S.	1,092	896	822
Loans	9,059	5,319	4,883
U.S.	3,236	1,201	1,099
Non-U.S.	1,742	299	343
Other interest-earning assets	4,978	1,500	1,442
Interest-earning assets	$29,024	$12,120	$13,689
Liabilities
U.S.	$4,959	$1,098	$1,967
Non-U.S.	864	205	419
Interest-bearing deposits	5,823	1,303	2,386
U.S.	2,027	146	554
Non-U.S.	781	(146)	45
Collateralized financings	2,808	–	599
U.S.	872	661	477
Non-U.S.	1,051	1,001	761
Trading liabilities	1,923	1,662	1,238
U.S.	408	476	492
Non-U.S.	133	51	50
Short-term borrowings	541	527	542
U.S.	5,570	3,139	4,034
Non-U.S.	146	92	119
Long-term borrowings	5,716	3,231	4,153
U.S.	2,356	(897)	(148)
Non-U.S.	2,179	(176)	168
Other interest-bearing liabilities	4,535	(1,073)	20
Interest-bearing liabilities	$21,346	$5,650	$8,938
Net interest income
U.S.	$6,285	$4,695	$3,104
Non-U.S.	1,393	1,775	1,647
Net interest income	$7,678	$6,470	$4,751

	Average Rate for the
	Year Ended December
	2022	2021	2020
Assets
U.S.	1.85%	0.14%	0.39%
Non-U.S.	0.41%	(0.17)%	0.04%
Deposits with banks	1.25%	(0.01)%	0.19%
U.S.	1.43%	(0.19)%	0.27%
Non-U.S.	0.59%	(0.40)%	(0.08)%
Collateralized agreements	1.09%	(0.28)%	0.11%
U.S.	2.03%	1.70%	1.79%
Non-U.S.	1.40%	1.30%	1.32%
Trading assets	1.76%	1.52%	1.61%
U.S.	1.70%	1.42%	1.92%
Non-U.S.	3.69%	3.22%	3.18%
Investments	1.96%	1.80%	2.22%
U.S.	5.50%	4.09%	4.31%
Non-U.S.	4.95%	4.18%	4.36%
Loans	5.43%	4.11%	4.32%
U.S.	3.39%	1.22%	1.92%
Non-U.S.	2.71%	0.54%	0.75%
Other interest-earning assets	3.11%	0.98%	1.40%
Interest-earning assets	2.08%	0.98%	1.38%
Liabilities
U.S.	1.64%	0.47%	1.04%
Non-U.S.	1.16%	0.28%	0.81%
Interest-bearing deposits	1.54%	0.43%	0.99%
U.S.	1.89%	0.13%	0.71%
Non-U.S.	0.93%	(0.20)%	0.13%
Collateralized financings	1.47%	0.00%	0.53%
U.S.	1.08%	0.98%	1.13%
Non-U.S.	1.26%	1.32%	1.38%
Trading liabilities	1.17%	1.16%	1.27%
U.S.	1.19%	1.49%	1.43%
Non-U.S.	0.46%	0.15%	0.23%
Short-term borrowings	0.86%	0.80%	0.96%
U.S.	2.51%	1.45%	2.03%
Non-U.S.	0.39%	0.31%	0.38%
Long-term borrowings	2.20%	1.31%	1.80%
U.S.	1.42%	(0.64)%	(0.12)%
Non-U.S.	2.22%	(0.20)%	0.25%
Other interest-bearing liabilities	1.72%	(0.48)%	0.01%
Interest-bearing liabilities	1.62%	0.48%	0.96%
Interest rate spread	0.46%	0.50%	0.42%
U.S.	0.70%	0.62%	0.51%
Non-U.S.	0.28%	0.37%	0.43%
Net yield on interest-earning assets	0.55%	0.53%	0.48%
In the tables above:
•Assets, liabilities and interest are classified as U.S. and non-U.S. based on the location of the legal entity in which the assets and liabilities are held.
•Derivative instruments and commodities are included in other non-interest-earning assets and other non-interest-bearing liabilities.
•Average collateralized agreements included $216.73 billion of resale agreements and $194.86 billion of securities borrowed for 2022, $167.95 billion of resale agreements and $183.50 billion of securities borrowed for 2021 and $119.16 billion of resale agreements and $134.26 billion of securities borrowed for 2020.
•Other interest-earning assets primarily consists of certain receivables from customers and counterparties.

Goldman Sachs 2022 Form 10-K	229

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Supplemental Financial Information
•Collateralized financings included $150.23 billion of repurchase agreements and $40.56 billion of securities loaned for 2022, $145.68 billion of repurchase agreements and $37.11 billion of securities loaned for 2021, and $96.60 billion of repurchase agreements and $16.41 billion of securities loaned for 2020.
•Substantially all of the other interest-bearing liabilities consists of certain payables to customers and counterparties.
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

	Year Ended December 2022
	versus December 2021
	Increase (decrease)
	due to change in:
$ in millions	Volume	Rate	Net Change
Interest-earning assets
U.S.	$886	$1,764	$2,650
Non-U.S.	49	558	607
Deposits with banks	935	2,322	3,257
U.S.	560	3,286	3,846
Non-U.S.	125	1,477	1,602
Collateralized agreements	685	4,763	5,448
U.S.	(166)	585	419
Non-U.S.	(178)	130	(48)
Trading assets	(344)	715	371
U.S.	465	200	665
Non-U.S.	(143)	88	(55)
Investments	322	288	610
U.S.	2,022	1,522	3,544
Non-U.S.	30	166	196
Loans	2,052	1,688	3,740
U.S.	(87)	2,122	2,035
Non-U.S.	238	1,205	1,443
Other interest-earning assets	151	3,327	3,478
Change in interest income	3,801	13,103	16,904
Interest-bearing liabilities
U.S.	1,159	2,702	3,861
Non-U.S.	20	639	659
Interest-bearing deposits	1,179	3,341	4,520
U.S.	(59)	1,940	1,881
Non-U.S.	103	824	927
Collateralized financings	44	2,764	2,808
U.S.	142	69	211
Non-U.S.	99	(49)	50
Trading liabilities	241	20	261
U.S.	29	(97)	(68)
Non-U.S.	(26)	108	82
Short-term borrowings	3	11	14
U.S.	119	2,312	2,431
Non-U.S.	31	23	54
Long-term borrowings	150	2,335	2,485
U.S.	382	2,871	3,253
Non-U.S.	271	2,084	2,355
Other interest-bearing liabilities	653	4,955	5,608
Change in interest expense	2,270	13,426	15,696
Change in net interest income	$1,531	$(323)	$1,208

	Year Ended December 2021
	versus December 2020
	Increase (decrease)
	due to change in:
$ in millions	Volume	Rate	Net Change
Interest-earning assets
U.S.	$66	$(142)	$(76)
Non-U.S.	(43)	(150)	(193)
Deposits with banks	23	(292)	(269)
U.S.	(122)	(632)	(754)
Non-U.S.	(135)	(373)	(508)
Collateralized agreements	(257)	(1,005)	(1,262)
U.S.	(519)	(187)	(706)
Non-U.S.	227	(15)	212
Trading assets	(292)	(202)	(494)
U.S.	195	(285)	(90)
Non-U.S.	46	6	52
Investments	241	(279)	(38)
U.S.	570	(208)	362
Non-U.S.	108	(34)	74
Loans	678	(242)	436
U.S.	501	(399)	102
Non-U.S.	53	(97)	(44)
Other interest-earning assets	554	(496)	58
Change in interest income	947	(2,516)	(1,569)
Interest-bearing liabilities
U.S.	204	(1,073)	(869)
Non-U.S.	59	(273)	(214)
Interest-bearing deposits	263	(1,346)	(1,083)
U.S.	43	(451)	(408)
Non-U.S.	(75)	(116)	(191)
Collateralized financings	(32)	(567)	(599)
U.S.	249	(65)	184
Non-U.S.	273	(33)	240
Trading liabilities	522	(98)	424
U.S.	(39)	23	(16)
Non-U.S.	18	(17)	1
Short-term borrowings	(21)	6	(15)
U.S.	256	(1,151)	(895)
Non-U.S.	(4)	(23)	(27)
Long-term borrowings	252	(1,174)	(922)
U.S.	(76)	(673)	(749)
Non-U.S.	(40)	(304)	(344)
Other interest-bearing liabilities	(116)	(977)	(1,093)
Change in interest expense	868	(4,156)	(3,288)
Change in net interest income	$79	$1,640	$1,719
Deposits
The table below presents information about interest-bearing deposits.

	Year Ended December
$ in millions	2022	2021
Average balances
U.S.
Savings and demand	$231,693	$174,745
Time	70,985	57,222
Total U.S.	302,678	231,967
Non-U.S.
Demand	45,066	43,709
Time	29,596	29,190
Total non-U.S.	74,662	72,899
Total	$377,340	$304,866
Average interest rates
U.S.
Savings and demand	1.69%	0.34%
Time	1.48%	0.89%
Total U.S.	1.64%	0.47%
Non-U.S.
Demand	1.20%	0.33%
Time	1.09%	0.21%
Total non-U.S.	1.16%	0.28%
Total	1.54%	0.43%

230	Goldman Sachs 2022 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Supplemental Financial Information
In the table above, deposits are classified as U.S. and non-U.S. based on the location of the entity in which such deposits are held.
The amount of deposits in U.S. offices held by non-U.S. depositors was $6.39 billion as of December 2022 and $7.56 billion as of December 2021.
The amount of uninsured deposits in U.S. offices was $128.72 billion as of December 2022 and $127.05 billion as of December 2021. The amount of uninsured deposits in non-U.S. offices was $41.33 billion as of December 2022 and $49.08 billion as of December 2021.
The table below presents uninsured time deposits by maturity.

	As of December 2022
$ in millions	U.S.	Non-U.S.
3 months or less	$5,064	$11,093
3 to 6 months	2,376	5,158
6 to 12 months	3,122	1,191
Greater than 12 months	584	1,335
Total	$11,146	$18,777
In the table above:
•All U.S. time deposits were in accounts eligible for FDIC insurance and non-U.S. time deposits include deposits in accounts eligible for insurance in their local jurisdictions, as well as deposits in uninsured accounts.
•The insurance limit is allocated between time and other deposits on a pro-rata basis for account holders who have both time and other deposits that, in aggregate, exceed the insurance limit.
Loan Portfolio
The table below presents information about loans.

	As of December
$ in millions	2022		2021
Corporate	$40,135	22%	$37,643	23%
Commercial real estate	28,879	16%	29,000	18%
Residential real estate	23,035	12%	24,674	15%
Securities-based	16,671	9%	16,652	10%
Other collateralized	51,702	28%	38,263	24%
Consumer:
Installment	6,326	3%	3,672	2%
Credit cards	15,820	9%	8,212	5%
Other	2,261	1%	4,019	3%
Total	$184,829	100%	$162,135	100%
Maturities and Interest Rates. The table below presents gross loans by tenor.

	As of December 2022
		More than	More than
	1 year	1 year to	5 years to	More than
$ in millions	or less	5 years	15 years	15 years	Total
Corporate	$3,078	$30,605	$6,451	$1	$40,135
Commercial real estate	4,736	22,578	1,561	4	28,879
Residential real estate	3,934	8,588	80	10,433	23,035
Securities-based	16,666	5	–	–	16,671
Other collateralized	20,522	29,692	1,251	237	51,702
Consumer:
Installment	129	4,269	1,793	135	6,326
Credit cards	15,820	–	–	–	15,820
Other	1,038	780	355	88	2,261
Total	$65,923	$96,517	$11,491	$10,898	$184,829
The table below presents the gross loans by tenor and for loans with tenors greater than one year, the distributions of such loans between fixed and floating interest rates.

	As of December 2022
	1 year	More than one year
$ in millions	or less	Fixed-rate	Floating-rate	Total
Corporate	$3,078	$533	$36,524	$40,135
Commercial real estate	4,736	607	23,536	28,879
Residential real estate	3,934	11,290	7,811	23,035
Securities-based	16,666	–	5	16,671
Other collateralized	20,522	880	30,300	51,702
Consumer:
Installment	129	6,197	–	6,326
Credit cards	15,820	–	–	15,820
Other	1,038	455	768	2,261
Total	$65,923	$19,962	$98,944	$184,829
Allowance for Loan Losses
The table below presents information about the allowance for loan losses.

	As of December
$ in millions	2022	2021
Corporate	$1,535	$1,288
Commercial real estate	572	482
Residential real estate	122	141
Securities-based	–	–
Other collateralized	264	153
Other	69	71
Wholesale	2,562	2,135
Installment	831	490
Credit cards	2,150	948
Consumer	2,981	1,438
Total	$5,543	$3,573
The table below presents information about the net charge-off ratio for loans accounted for at amortized cost.

	Net	Average	Net charge-
$ in millions	Charge-offs	balance	off ratio
Year Ended December 2022
Wholesale	$253	$144,129	0.2%
Installment	46	4,711	1.0%
Credit cards	427	11,984	3.6%
Consumer	473	16,695	2.8%
Total	$726	$160,824	0.5%

Year Ended December 2021
Wholesale	$130	$111,088	0.1%
Installment	68	3,497	1.9%
Credit cards	135	5,495	2.5%
Consumer	203	8,992	2.3%
Total	$333	$120,080	0.3%
In the table above, the net charge-off ratio is calculated by dividing the net charge-offs by average gross loans accounted for at amortized cost. Net charge-offs for wholesale loans were primarily related to corporate loans for both 2022 and 2021.

Goldman Sachs 2022 Form 10-K	231

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
There were no changes in or disagreements with accountants on accounting and financial disclosure during the last two years.
Item 9A. Controls and Procedures
As of the end of the period covered by this report, an evaluation was carried out by our management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of the end of the period covered by this report. In addition, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the fourth quarter of our year ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Management’s Report on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm are set forth in Part II, Item 8 of this Form 10-K.
Item 9B. Other Information
Not applicable.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Information about our executive officers is included on page __ of this Form 10-K. Information about our directors, including our audit committee and audit committee financial experts and the procedures by which shareholders can recommend director nominees, and our executive officers will be in our definitive Proxy Statement for our 2023 Annual Meeting of Shareholders, which will be filed within 120 days of the end of 2022 (2023 Proxy Statement) and is incorporated in this Form 10-K by reference. Information about our Code of Business Conduct and Ethics, which applies to our senior financial officers, is included in “Business — Available Information” in Part I, Item 1 of this Form 10-K.
Item 11. Executive Compensation
Information relating to our executive officer and director compensation and the compensation committee of the Board will be in the 2023 Proxy Statement and is incorporated in this Form 10-K by reference.

232	Goldman Sachs 2022 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information relating to security ownership of certain beneficial owners of our common stock and information relating to the security ownership of our management will be in the 2023 Proxy Statement and is incorporated in this Form 10-K by reference.
The table below presents information as of December 31, 2022 regarding securities to be issued pursuant to outstanding restricted stock units (RSUs) and securities remaining available for issuance under our equity compensation plans that were in effect during 2022.

Plan Category	Securities to be Issued Upon Exercise of Outstanding Options and Rights (a)	Weighted Average Exercise Price of Outstanding Options (b)	Securities Available For Future Issuance Under Equity Compensation Plans (c)
Equity compensation plans:
Approved by security holders	23,282,691	N/A	60,775,322
Not approved by security holders	–	–	–
Total	23,282,691		60,775,322
In the table above:
•Securities to be Issued Upon Exercise of Outstanding Options and Rights includes 20,288,851 shares that may be issued pursuant to outstanding RSUs. These awards are subject to vesting and other conditions to the extent set forth in the respective award agreements, and the underlying shares will be delivered net of any required tax withholding. As of December 31, 2022, there were no outstanding options.
•Shares underlying RSUs are deliverable without the payment of any consideration, and therefore these awards have not been taken into account in calculating the weighted average exercise price.
•Securities Available For Future Issuance Under Equity Compensation Plans represents shares remaining to be issued under our current stock incentive plan (SIP), excluding shares reflected in column (a). If any shares of common stock underlying awards granted under our current SIP, our SIP adopted in 2018, our SIP adopted in 2015 or our SIP adopted in 2013 are not delivered due to forfeiture, termination or cancellation or are surrendered or withheld, those shares will again become available to be delivered under our current SIP. Shares available for grant are also subject to adjustment for certain changes in corporate structure as permitted under our current SIP.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Information regarding certain relationships and related transactions and director independence will be in the 2023 Proxy Statement and is incorporated in this Form 10-K by reference.
Item 14. Principal Accountant Fees and Services
Information regarding principal accountant fees and services will be in the 2023 Proxy Statement and is incorporated in this Form 10-K by reference.
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
2. Exhibits
2.1    Plan of Incorporation (incorporated by reference to Exhibit 2.1 to the Registrant’s Registration Statement on Form S-1 (No. 333-74449)).
3.1    Restated Certificate of Incorporation of The Goldman Sachs Group, Inc., amended as of November 10, 2021 (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed on November 10, 2021).
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

Goldman Sachs 2022 Form 10-K	233

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
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
4.10    Fourth Supplemental Indenture, dated as of August 21, 2018, among GS Finance Corp., as issuer, The Goldman Sachs Group, Inc., as guarantor, and The Bank of New York Mellon, as trustee, with respect to the Senior Debt Indenture, dated as of October 10, 2008 (incorporated by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10‑Q for the period ended September 30, 2018).
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
4.13    Seventh Supplemental Indenture, dated as of July 1, 2020, among GS Finance Corp., as issuer, The Goldman Sachs Group, Inc., as guarantor, and The Bank of New York Mellon, as trustee, with respect to the Senior Debt Indenture, dated as of October 10, 2008 (incorporated by reference to Exhibit 4.69 to the Registrant's Registration Statement on Form S-3 (No. 333-239610), filed on July 1, 2020).
4.14    Eighth Supplemental Indenture, dated as of October 14, 2020, among GS Finance Corp., as issuer, The Goldman Sachs Group, Inc., as guarantor, and The Bank of New York Mellon, as trustee, with respect to the Senior Debt Indenture, dated as of October 10, 2008 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed on October 14, 2020).
Certain instruments defining the rights of holders of long-term debt securities of the Registrant and its subsidiaries are omitted pursuant to Item 601(b)(4)(iii) of Regulation S‑K. The Registrant hereby undertakes to furnish to the SEC, upon request, copies of any such instruments.

234	Goldman Sachs 2022 Form 10-K

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
10.11    Form of Amendment, dated November 27, 2004, to Agreement Relating to Noncompetition and Other Covenants, dated May 7, 1999 (incorporated by reference to Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended November 26, 2004). †

10.12    Form of Non-Employee Director RSU Award Agreement (pre-2015) (incorporated by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014). †
10.13    Ground Lease, dated August 23, 2005, between Battery Park City Authority d/b/a/ Hugh L. Carey Battery Park City Authority, as Landlord, and Goldman Sachs Headquarters LLC, as Tenant (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on August 26, 2005).
10.14    General Guarantee Agreement, dated January 30, 2006, made by The Goldman Sachs Group, Inc. relating to certain obligations of Goldman Sachs & Co. LLC (incorporated by reference to Exhibit 10.45 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended November 25, 2005).
10.15    Goldman Sachs & Co. LLC Executive Life Insurance Policy and Certificate with Metropolitan Life Insurance Company for Participating Managing Directors (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended August 25, 2006). †
10.16    Form of Goldman Sachs & Co. LLC Executive Life Insurance Policy with Pacific Life & Annuity Company for Participating Managing Directors, including policy specifications and form of restriction on Policy Owner’s Rights (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the period ended August 25, 2006). †
10.17    Form of Second Amendment, dated November 25, 2006, to Agreement Relating to Noncompetition and Other Covenants, dated May 7, 1999, as amended effective November 27, 2004 (incorporated by reference to Exhibit 10.51 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended November 24, 2006). †
10.18    Description of PMD Retiree Medical Program (incorporated by reference to Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021). †
10.19    Letter, dated June 28, 2008, from The Goldman Sachs Group, Inc. to Mr. Lakshmi N. Mittal (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed on June 30, 2008). †

Goldman Sachs 2022 Form 10-K	235

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
10.20    General Guarantee Agreement, dated December 1, 2008, made by The Goldman Sachs Group, Inc. relating to certain obligations of Goldman Sachs Bank USA (incorporated by reference to Exhibit 4.80 to the Registrant’s Post-Effective Amendment No. 2 to Form S‑3, filed on March 19, 2009).
10.21    Form of One-Time RSU Award Agreement (pre-2015) (incorporated by reference to Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014). †
10.22    Amendments to Certain Non-Employee Director Equity Award Agreements (incorporated by reference to Exhibit 10.69 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended November 28, 2008). †
10.23    Form of Year-End RSU Award Agreement (not fully vested) (pre-2015) (incorporated by reference to Exhibit 10.36 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014). †
10.24    Form of Year-End RSU Award Agreement (fully vested) (pre-2015) (incorporated by reference to Exhibit 10.37 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014). †
10.25    Form of Year-End RSU Award Agreement (Base and/or Supplemental) (pre-2015) (incorporated by reference to Exhibit 10.38 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014). †
10.26    Form of Year-End Restricted Stock Award Agreement (fully vested) (pre-2015) (incorporated by reference to Exhibit 10.41 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013). †
10.27    Form of Year-End Restricted Stock Award Agreement (Base and/or Supplemental) (pre-2015) (incorporated by reference to Exhibit 10.41 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014). †
10.28    Form of Fixed Allowance RSU Award Agreement (pre-2015) (incorporated by reference to Exhibit 10.43 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014). †
10.29    Form of Deed of Gift (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2010). †

10.30    The Goldman Sachs Long-Term Performance Incentive Plan, dated December 17, 2010 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on December 23, 2010). †
10.31    Form of Performance-Based Restricted Stock Unit Award Agreement (pre-2015) (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on December 23, 2010). †
10.32    Form of Performance-Based Option Award Agreement (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed on December 23, 2010). †
10.33    Form of Performance-Based Cash Compensation Award Agreement (pre-2015) (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, filed on December 23, 2010). †
10.34    Amended and Restated General Guarantee Agreement, dated November 21, 2011, made by The Goldman Sachs Group, Inc. relating to certain obligations of Goldman Sachs Bank USA (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed on November 21, 2011).
10.35    Form of Aircraft Time Sharing Agreement (incorporated by reference to Exhibit 10.61 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011). †
10.36    The Goldman Sachs Group, Inc. Clawback Policy, effective as of January 1, 2015 (incorporated by reference to Exhibit 10.53 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014).
10.37    Form of Non-Employee Director RSU Award Agreement. †
10.38    Form of One-Time/Year-End RSU Award Agreement. †
10.39    Form of Year-End RSU Award Agreement (not fully vested). †
10.40    Form of Year-End RSU Award Agreement (fully vested). †
10.41    Form of Year-End RSU Award Agreement (Base (not fully vested) and/or Supplemental). †
10.42    Form of Year-End Short-Term RSU Award Agreement. †

236	Goldman Sachs 2022 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
10.43    Form of Year-End Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.46 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2020). †
10.44    Form of Year-End Restricted Stock Award Agreement (fully vested) (incorporated by reference to Exhibit 10.53 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2017). †
10.45    Form of Year-End Short-Term Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.57 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015). †
10.46    Form of Fixed Allowance RSU Award Agreement. †
10.47    Form of Fixed Allowance Restricted Stock Award Agreement. †
10.48    Form of Fixed Allowance Deferred Cash Award Agreement (incorporated by reference to Exhibit 10.59 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015). †
10.49    Form of Performance-Based Restricted Stock Unit Award Agreement (fully vested). †
10.50    Form of Performance-Based Restricted Stock Unit Award Agreement (not fully vested). †
10.51    Form of Performance-Based Cash Compensation Award Agreement (incorporated by reference to Exhibit 10.61 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015). †
10.52    Form of Signature Card for Equity Awards. †
10.53    Amended and Restated General Guarantee Agreement, dated September 28, 2018, made by The Goldman Sachs Group, Inc. relating to certain obligations of Goldman Sachs Bank USA (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed on September 28, 2018).
10.54    Amended and Restated General Guarantee Agreement, dated September 28, 2018, made by The Goldman Sachs Group, Inc. relating to certain obligations of Goldman Sachs & Co. LLC (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed on September 28, 2018).
10.55    Lease, dated August 17, 2018, between Farringdon Street Partners Limited and Farringdon Street (Nominee) Limited, as Landlord, and Goldman Sachs International, as Tenant (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10‑Q for the period ended September 30, 2018).
21.1    List of significant subsidiaries of The Goldman Sachs Group, Inc.
22.1    Issuers of guaranteed securities (incorporated by reference to Exhibit 22.1 to the Registrant's Post-Effective Amendment No. 1 to Form S-3, filed on February 18, 2021).
23.1    Consent of Independent Registered Public Accounting Firm.
31.1    Rule 13a-14(a) Certifications.
32.1    Section 1350 Certifications (This information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934).
101    Pursuant to Rules 405 and 406 of Regulation S‑T, the following information is formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Statements of Earnings for the years ended December 31, 2022, December 31, 2021 and December 31, 2020, (ii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2022, December 31, 2021 and December 31, 2020, (iii) the Consolidated Balance Sheets as of December 31, 2022 and December 31, 2021, (iv) the Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2022, December 31, 2021 and December 31, 2020, (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2022, December 31, 2021 and December 31, 2020, (vi) the notes to the Consolidated Financial Statements and (vii) the cover page.
104    Cover Page Interactive Data File (formatted in iXBRL in Exhibit 101).
† This exhibit is a management contract or a compensatory plan or arrangement.

Goldman Sachs 2022 Form 10-K	237

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
THE GOLDMAN SACHS GROUP, INC.

By:	/s/	Denis P. Coleman III
Name:		Denis P. Coleman III
Title:		Chief Financial Officer
Date:		February 23, 2023
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/	David Solomon
Name:		David Solomon
Title:		Director, Chairman and Chief Executive
Officer (Principal Executive Officer)
Date:		February 23, 2023

By:	/s/	M. Michele Burns
Name:		M. Michele Burns
Title:		Director
Date:		February 23, 2023

By:	/s/	Drew G. Faust
Name:		Drew G. Faust
Title:		Director
Date:		February 23, 2023

By:	/s/	Mark A. Flaherty
Name:		Mark A. Flaherty
Title:		Director
Date:		February 23, 2023

By:	/s/	Kimberley D. Harris
Name:		Kimberley D. Harris
Title:		Director
Date:		February 23, 2023

By:	/s/	Kevin R. Johnson
Name:		Kevin R. Johnson
Title:		Director
Date:		February 23, 2023

By:	/s/	Ellen J. Kullman
Name:		Ellen J. Kullman
Title:		Director
Date:		February 23, 2023

By:	/s/	Lakshmi N. Mittal
Name:		Lakshmi N. Mittal
Title:		Director
Date:		February 23, 2023

By:	/s/	Adebayo O. Ogunlesi
Name:		Adebayo O. Ogunlesi
Title:		Director
Date:		February 23, 2023

By:	/s/	Peter Oppenheimer
Name:		Peter Oppenheimer
Title:		Director
Date:		February 23, 2023

By:	/s/	Jan E. Tighe
Name:		Jan E. Tighe
Title:		Director
Date:		February 23, 2023

By:	/s/	Jessica R. Uhl
Name:		Jessica R. Uhl
Title:		Director
Date:		February 23, 2023

By:	/s/	David A. Viniar
Name:		David A. Viniar
Title:		Director
Date:		February 23, 2023

By:	/s/	Mark O. Winkelman
Name:		Mark O. Winkelman
Title:		Director
Date:		February 23, 2023

By:	/s/	Denis P. Coleman III
Name:		Denis P. Coleman III
Title:		Chief Financial Officer
(Principal Financial Officer)
Date:		February 23, 2023

By:	/s/	Sheara J. Fredman
Name:		Sheara J. Fredman
Title:		Chief Accounting Officer
(Principal Accounting Officer)
Date:		February 23, 2023

238	Goldman Sachs 2022 Form 10-K