Form 10-Q
period 2023-03-31
GOLDMAN SACHS GROUP INC
filed 2023-05-04
CIK 886982

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of April 21, 2023, there were 332,448,083 shares of the registrant’s common stock outstanding.

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2023

Goldman Sachs March 2023 Form 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Earnings
(Unaudited)

	Three Months Ended March
in millions, except per share amounts	2023	2022
Revenues
Investment banking	$1,578	$2,144
Investment management	2,289	2,070
Commissions and fees	1,088	1,003
Market making	5,433	6,029
Other principal transactions	55	(140)
Total non-interest revenues	10,443	11,106

Interest income	14,938	3,212
Interest expense	13,157	1,385
Net interest income	1,781	1,827
Total net revenues	12,224	12,933
Provision for credit losses	(171)	561
Operating expenses
Compensation and benefits	4,090	4,083
Transaction based	1,405	1,244
Market development	172	162
Communications and technology	466	424
Depreciation and amortization	970	492
Occupancy	265	251
Professional fees	383	437
Other expenses	651	623
Total operating expenses	8,402	7,716

Pre-tax earnings	3,993	4,656
Provision for taxes	759	717
Net earnings	3,234	3,939
Preferred stock dividends	147	108
Net earnings applicable to common shareholders	$3,087	$3,831

Earnings per common share
Basic	$8.87	$10.87
Diluted	$8.79	$10.76

Average common shares
Basic	346.6	351.2
Diluted	351.3	355.9

Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended March
$ in millions	2023	2022
Net earnings	$3,234	$3,939
Other comprehensive income/(loss) adjustments, net of tax:
Currency translation	(31)	(15)
Debt valuation adjustment	(1)	740
Pension and postretirement liabilities	14	13
Available-for-sale securities	427	(1,354)
Other comprehensive income/(loss)	409	(616)
Comprehensive income	$3,643	$3,323

The accompanying notes are an integral part of these consolidated financial statements.

1	Goldman Sachs March 2023 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)

	As of
	March	December
$ in millions	2023	2022
Assets
Cash and cash equivalents	$229,327	$241,825
Collateralized agreements:
Securities purchased under agreements to resell (at fair value)	202,151	225,117
Securities borrowed (includes $40,599 and $38,578 at fair value)	203,177	189,041
Customer and other receivables (includes $23 and $25 at fair value)	144,633	135,448
Trading assets (at fair value and includes $81,927 and $40,143 pledged as collateral)	407,395	301,245
Investments (includes $77,241 and $78,201 at fair value, and $10,223 and $9,818 pledged as collateral)	131,790	130,629
Loans (net of allowance of $5,032 and $5,543, and includes $7,506 and $7,655 at fair value)	178,074	179,286
Other assets (includes $252 and $145 at fair value)	41,802	39,208
Total assets	$1,538,349	$1,441,799

Liabilities and shareholders’ equity
Deposits (includes $18,530 and $15,746 at fair value)	$375,531	$386,665
Collateralized financings:
Securities sold under agreements to repurchase (at fair value)	197,387	110,349
Securities loaned (includes $5,726 and $4,372 at fair value)	46,319	30,727
Other secured financings (includes $17,402 and $12,756 at fair value)	18,511	13,946
Customer and other payables	266,301	262,045
Trading liabilities (at fair value)	194,132	191,324
Unsecured short-term borrowings (includes $43,115 and $39,731 at fair value)	64,603	60,961
Unsecured long-term borrowings (includes $74,888 and $73,147 at fair value)	240,794	247,138
Other liabilities (includes $241 and $159 at fair value)	17,262	21,455
Total liabilities	1,420,840	1,324,610
Commitments, contingencies and guarantees
Shareholders’ equity
Preferred stock; aggregate liquidation preference of $10,703 and $10,703	10,703	10,703
Common stock; 922,693,186 and 917,815,030 shares issued, and 332,884,318 and 334,918,639 shares outstanding	9	9
Share-based awards	4,823	5,696
Nonvoting common stock; no shares issued and outstanding	–	–
Additional paid-in capital	60,143	59,050
Retained earnings	141,591	139,372
Accumulated other comprehensive loss	(2,601)	(3,010)
Stock held in treasury, at cost; 589,808,870 and 582,896,393 shares	(97,159)	(94,631)
Total shareholders’ equity	117,509	117,189
Total liabilities and shareholders’ equity	$1,538,349	$1,441,799

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs March 2023 Form 10-Q	2

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Shareholders’ Equity
(Unaudited)

	Three Months Ended March
$ in millions	2023	2022
Preferred stock
Beginning balance	$10,703	$10,703
Issued	–	–
Ending balance	10,703	10,703
Common stock
Beginning balance	9	9
Issued	–	–
Ending balance	9	9
Share-based awards
Beginning balance	5,696	4,211
Issuance and amortization of share-based awards	1,523	3,110
Delivery of common stock underlying share-based awards	(2,377)	(2,341)
Forfeiture of share-based awards	(19)	(15)
Ending balance	4,823	4,965
Additional paid-in capital
Beginning balance	59,050	56,396
Delivery of common stock underlying share-based awards	2,372	2,341
Cancellation of share-based awards in satisfaction of withholding tax requirements	(1,279)	(1,527)
Issuance of common stock in connection with acquisition	–	1,730
Other	–	(2)
Ending balance	60,143	58,938
Retained earnings
Beginning balance	139,372	131,811
Net earnings	3,234	3,939
Dividends and dividend equivalents declared on common stock and share-based awards	(868)	(711)
Dividends declared on preferred stock	(147)	(108)
Ending balance	141,591	134,931
Accumulated other comprehensive income/(loss)
Beginning balance	(3,010)	(2,068)
Other comprehensive income/(loss)	409	(616)
Ending balance	(2,601)	(2,684)
Stock held in treasury, at cost
Beginning balance	(94,631)	(91,136)
Repurchased	(2,546)	(500)
Reissued	28	18
Other	(10)	(5)
Ending balance	(97,159)	(91,623)
Total shareholders’ equity	$117,509	$115,239

The accompanying notes are an integral part of these consolidated financial statements.

3	Goldman Sachs March 2023 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March
$ in millions	2023	2022
Cash flows from operating activities
Net earnings	$3,234	$3,939
Adjustments to reconcile net earnings to net cash provided by/(used for) operating activities
Depreciation and amortization	970	492
Share-based compensation	1,541	3,128
Provision for credit losses	(171)	561
Changes in operating assets and liabilities:
Customer and other receivables and payables, net	(4,930)	26,755
Collateralized transactions (excluding other secured financings), net	111,460	(72,986)
Trading assets	(100,066)	(28,163)
Trading liabilities	2,172	50,794
Loans held for sale, net	1,236	2,702
Other, net	(6,042)	(6,756)
Net cash provided by/(used for) operating activities	9,404	(19,534)
Cash flows from investing activities
Purchase of property, leasehold improvements and equipment	(597)	(953)
Proceeds from sales of property, leasehold improvements and equipment	417	428
Net cash used for business acquisitions	–	(13)
Purchase of investments	(10,461)	(8,780)
Proceeds from sales and paydowns of investments	8,166	2,369
Loans (excluding loans held for sale), net	497	(10,072)
Net cash used for investing activities	(1,978)	(17,021)
Cash flows from financing activities
Unsecured short-term borrowings, net	3,648	7,085
Other secured financings (short-term), net	4,230	1,659
Proceeds from issuance of other secured financings (long-term)	854	358
Repayment of other secured financings (long-term), including the current portion	(745)	(1,717)
Proceeds from issuance of unsecured long-term borrowings	8,022	37,113
Repayment of unsecured long-term borrowings, including the current portion	(21,266)	(14,483)
Derivative contracts with a financing element, net	636	953
Deposits, net	(11,442)	24,606
Common stock repurchased	(2,546)	(500)
Settlement of share-based awards in satisfaction of withholding tax requirements	(1,279)	(1,531)
Dividends and dividend equivalents paid on common stock, preferred stock and share-based awards	(1,013)	(815)
Other financing, net	357	373
Net cash provided by/(used for) financing activities	(20,544)	53,101
Effect of exchange rate changes on cash and cash equivalents	620	(3,418)
Net increase/(decrease) in cash and cash equivalents	(12,498)	13,128
Cash and cash equivalents, beginning balance	241,825	261,036
Cash and cash equivalents, ending balance	$229,327	$274,164

Supplemental disclosures:
Cash payments for interest, net of capitalized interest	$13,082	$1,299
Cash payments for income taxes, net	$459	$435
See Notes 12 and 16 for information about non-cash activities.

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs March 2023 Form 10-Q	4

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
The firm manages and reports its activities in the following three business segments:
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

Asset & Wealth Management
The firm manages assets and offers investment products across all major asset classes to a diverse set of clients, both institutional and individuals, including through a network of third-party distributors around the world. The firm also provides investing and wealth advisory solutions, including financial planning and counseling, and executing brokerage transactions for wealth management clients. The firm issues loans to wealth management clients, accepts deposits through its consumer banking digital platform, Marcus by Goldman Sachs (Marcus), and through its private bank, and provides investing services through Marcus Invest to U.S. customers. The firm has also issued unsecured loans to consumers through Marcus and has started a process to cease offering new loans. The firm completed a partial sale of this portfolio in the first quarter of 2023 and intends to sell the remaining portfolio. The firm makes equity investments, which include investing activities related to public and private equity investments in corporate, real estate and infrastructure assets, as well as investments through consolidated investment entities, substantially all of which are engaged in real estate investment activities. The firm also invests in debt instruments and engages in lending activities to middle-market clients, and provides financing for real estate and other assets.
Platform Solutions
The firm issues credit cards through partnership arrangements and provides point-of-sale financing through GreenSky, Inc. (GreenSky) to consumers. In April 2023, the firm announced that it is initiating a process to explore the sale of GreenSky. The firm also announced in April 2023 the launch of savings accounts for Apple Card customers. In addition, the firm provides transaction banking and other services, including cash management services, such as deposit-taking and payment solutions for corporate and institutional clients.

5	Goldman Sachs March 2023 Form 10-Q

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
These consolidated financial statements are unaudited and should be read in conjunction with the audited consolidated financial statements included in the firm’s Annual Report on Form 10-K for the year ended December 31, 2022. References to “the 2022 Form 10-K” are to the firm’s Annual Report on Form 10-K for the year ended December 31, 2022. Certain disclosures included in the annual financial statements have been condensed or omitted from these financial statements as they are not required for interim financial statements under U.S. GAAP and the rules of the SEC.
These unaudited consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. These adjustments are of a normal, recurring nature. Interim period operating results may not be indicative of the operating results for a full year.
All references to March 2023 and March 2022 refer to the firm’s periods ended, or the dates, as the context requires, March 31, 2023 and March 31, 2022, respectively. All references to December 2022 refer to the date December 31, 2022. Any reference to a future year refers to a year ending on December 31 of that year. Certain reclassifications have been made to previously reported amounts to conform to the current presentation.

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

Fair Value Measurements	Note 4
Fair Value Hierarchy	Note 5
Trading Assets and Liabilities	Note 6
Derivatives and Hedging Activities	Note 7
Investments	Note 8
Loans	Note 9
Fair Value Option	Note 10
Collateralized Agreements and Financings	Note 11
Other Assets	Note 12
Deposits	Note 13
Unsecured Borrowings	Note 14
Other Liabilities	Note 15
Securitization Activities	Note 16
Variable Interest Entities	Note 17
Commitments, Contingencies and Guarantees	Note 18
Shareholders’ Equity	Note 19
Regulation and Capital Adequacy	Note 20
Earnings Per Common Share	Note 21
Transactions with Affiliated Funds	Note 22
Interest Income and Interest Expense	Note 23
Income Taxes	Note 24
Business Segments	Note 25
Credit Concentrations	Note 26
Legal Proceedings	Note 27

Goldman Sachs March 2023 Form 10-Q	6

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

7	Goldman Sachs March 2023 Form 10-Q

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
Revenues from contracts with clients represent approximately 45% of total non-interest revenues for the three months ended March 2023 (including approximately 85% of investment banking revenues, approximately 95% of investment management revenues and all commissions and fees), and approximately 40% of total non-interest revenues for the three months ended March 2022 (including approximately 80% of investment banking revenues, approximately 95% of investment management revenues and all commissions and fees). See Note 25 for information about net revenues by business segment.
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

Goldman Sachs March 2023 Form 10-Q	8

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
The firm is able to determine the future revenues associated with management fees calculated based on committed capital. As of March 2023, substantially all future net revenues associated with such remaining performance obligations will be recognized through 2030. Annual revenues associated with such performance obligations average less than $300 million through 2030.
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
Cash and Cash Equivalents
The firm defines cash equivalents as highly liquid overnight deposits held in the ordinary course of business. Cash and cash equivalents included cash and due from banks of $8.20 billion as of March 2023 and $7.87 billion as of December 2022. Cash and cash equivalents also included interest-bearing deposits with banks of $221.13 billion as of March 2023 and $233.96 billion as of December 2022.
The firm segregates cash for regulatory and other purposes related to client activity. Cash and cash equivalents segregated for regulatory and other purposes were $20.08 billion as of March 2023 and $16.94 billion as of December 2022. In addition, the firm segregates securities for regulatory and other purposes related to client activity. See Note 11 for further information about segregated securities.
Customer and Other Receivables
Customer and other receivables included receivables from customers and counterparties of $76.68 billion as of March 2023 and $67.88 billion as of December 2022, and receivables from brokers, dealers and clearing organizations of $67.95 billion as of March 2023 and $67.57 billion as of December 2022. Such receivables primarily consist of collateral posted in connection with certain derivative transactions, customer margin loans and receivables resulting from unsettled transactions.
Substantially all of these receivables are accounted for at amortized cost net of any allowance for credit losses, which generally approximates fair value. As these receivables are not accounted for at fair value, they are not included in the firm’s fair value hierarchy in Notes 4 and 5. Had these receivables been included in the firm’s fair value hierarchy, substantially all would have been classified in level 2 as of both March 2023 and December 2022. See Note 10 for further information about customer and other receivables accounted for at fair value under the fair value option. Interest on customer and other receivables is recognized over the life of the transaction and included in interest income.
Customer and other receivables includes receivables from contracts with clients and contract assets. Contract assets represent the firm’s right to receive consideration for services provided in connection with its contracts with clients for which collection is conditional and not merely subject to the passage of time. The firm’s receivables from contracts with clients were $3.15 billion as of March 2023 and $3.01 billion as of December 2022. As of both March 2023 and December 2022, contract assets were not material.

9	Goldman Sachs March 2023 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Customer and Other Payables
Customer and other payables included payables to customers and counterparties of $243.37 billion as of March 2023 and $238.12 billion as of December 2022, and payables to brokers, dealers and clearing organizations of $22.93 billion as of March 2023 and $23.93 billion as of December 2022. Such payables primarily consist of customer credit balances related to the firm’s prime brokerage activities. Customer and other payables are accounted for at cost plus accrued interest, which generally approximates fair value. As these payables are not accounted for at fair value, they are not included in the firm’s fair value hierarchy in Notes 4 and 5. Had these payables been included in the firm’s fair value hierarchy, substantially all would have been classified in level 2 as of both March 2023 and December 2022. Interest on customer and other payables is recognized over the life of the transaction and included in interest expense.
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
The firm generally issues new shares of common stock upon delivery of share-based awards. In limited cases, as outlined in the applicable award agreements, the firm may cash settle share-based compensation awards accounted for as equity instruments. For these awards, additional paid-in capital is adjusted to the extent of the difference between the value of the award at the time of cash settlement and the grant-date value of the award. The tax effects related to the settlement of share-based awards and payments of dividend equivalents are recorded in income tax benefit or expense.
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

Goldman Sachs March 2023 Form 10-Q	10

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
Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method (ASC 323). In March 2023, the FASB issued ASU No. 2023-02, “Investments — Equity Method and Joint Ventures (Topic 323) — Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method." This ASU expands the proportional amortization method election currently associated with low-income housing tax credits to other qualifying tax credits and requires incremental disclosures for programs in which the proportional amortization method is elected. This ASU is effective in January 2024 under a modified retrospective approach. Early adoption is permitted. Adoption of this ASU is not expected to have a material impact on the firm's consolidated financial statements.

11	Goldman Sachs March 2023 Form 10-Q

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

The table below presents financial assets and liabilities carried at fair value.

	As of
	March	December
$ in millions	2023	2022
Total level 1 financial assets	$287,682	$194,698
Total level 2 financial assets	473,062	485,134
Total level 3 financial assets	25,797	26,048
Investments in funds at NAV	3,020	2,941
Counterparty and cash collateral netting	(54,394)	(57,855)
Total financial assets at fair value	$735,167	$650,966

Total assets	$1,538,349	$1,441,799

Total level 3 financial assets divided by:
Total assets	1.7%	1.8%
Total financial assets at fair value	3.5%	4.0%
Total level 1 financial liabilities	$123,781	$119,578
Total level 2 financial liabilities	443,461	353,060
Total level 3 financial liabilities	23,825	22,830
Counterparty and cash collateral netting	(39,646)	(47,884)
Total financial liabilities at fair value	$551,421	$447,584

Total liabilities	$1,420,840	$1,324,610

Total level 3 financial liabilities divided by:
Total liabilities	1.7%	1.7%
Total financial liabilities at fair value	4.3%	5.1%
In the table above:
•Counterparty netting among positions classified in the same level is included in that level.
•Counterparty and cash collateral netting represents the impact on derivatives of netting across levels.
The table below presents a summary of level 3 financial assets.

	As of
	March	December
$ in millions	2023	2022
Trading assets:
Trading cash instruments	$1,558	$1,734
Derivatives	5,115	5,461
Investments	17,233	16,942
Loans	1,787	1,837
Other assets	104	74
Total	$25,797	$26,048
Level 3 financial assets as of March 2023 were essentially unchanged compared with December 2022. See Note 5 for further information about level 3 financial assets (including information about unrealized gains and losses related to level 3 financial assets and transfers in and out of level 3).
The valuation techniques and nature of significant inputs used to determine the fair value of the firm’s financial instruments are described below. See Note 5 for further information about significant unobservable inputs used to value level 3 financial instruments.

Goldman Sachs March 2023 Form 10-Q	12

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
•Duration, driven by underlying loan prepayment speeds and residential property liquidation timelines.

13	Goldman Sachs March 2023 Form 10-Q

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

Goldman Sachs March 2023 Form 10-Q	14

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

15	Goldman Sachs March 2023 Form 10-Q

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
Valuation Techniques and Significant Inputs for Other Financial Assets and Liabilities at Fair Value
In addition to trading cash instruments, derivatives, and certain investments and loans, the firm accounts for certain of its other financial assets and liabilities at fair value under the fair value option. Such instruments include resale and repurchase agreements; certain securities borrowed and loaned transactions; certain customer and other receivables, including certain margin loans; certain time deposits, including structured certificates of deposit, which are hybrid financial instruments; substantially all other secured financings, including transfers of assets accounted for as financings; certain unsecured short- and long-term borrowings, substantially all of which are hybrid financial instruments; and certain other assets and liabilities. These instruments are generally valued based on discounted cash flow techniques, which incorporate inputs with reasonable levels of price transparency, and are generally classified in level 2 because the inputs are observable. Valuation adjustments may be made for liquidity and for counterparty and the firm’s credit quality. The significant inputs used to value the firm’s other financial assets and liabilities are described below.
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

Goldman Sachs March 2023 Form 10-Q	16

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Note 5.
Fair Value Hierarchy
Financial assets and liabilities at fair value includes trading cash instruments, derivatives, and certain investments, loans and other financial assets and liabilities at fair value.
Trading Cash Instruments
Fair Value by Level. The table below presents trading cash instruments by level within the fair value hierarchy.

$ in millions	Level 1	Level 2	Level 3	Total
As of March 2023
Assets
Government and agency obligations:
U.S.	$80,692	$42,932	$–	$123,624
Non-U.S.	42,324	20,295	95	62,714
Loans and securities backed by:
Commercial real estate	–	1,527	84	1,611
Residential real estate	–	9,490	94	9,584
Corporate debt instruments	336	33,191	1,010	34,537
State and municipal obligations	–	143	12	155
Other debt obligations	70	3,403	149	3,622
Equity securities	113,634	2,078	111	115,823
Commodities	–	5,602	3	5,605
Total	$237,056	$118,661	$1,558	$357,275

Liabilities
Government and agency obligations:
U.S.	$(24,307)	$(7)	$(1)	$(24,315)
Non-U.S.	(38,896)	(2,558)	–	(41,454)
Loans and securities backed by:
Commercial real estate	–	(29)	–	(29)
Residential real estate	–	(1)	(1)	(2)
Corporate debt instruments	(65)	(15,075)	(38)	(15,178)
Other debt obligations	–	(20)	–	(20)
Equity securities	(60,446)	(588)	(5)	(61,039)
Commodities	–	(53)	–	(53)
Total	$(123,714)	$(18,331)	$(45)	$(142,090)

As of December 2022
Assets
Government and agency obligations:
U.S.	$75,598	$31,783	$–	$107,381
Non-U.S.	22,794	15,238	67	38,099
Loans and securities backed by:
Commercial real estate	–	1,135	66	1,201
Residential real estate	–	9,706	88	9,794
Corporate debt instruments	249	27,555	1,238	29,042
State and municipal obligations	–	707	20	727
Other debt obligations	27	2,349	153	2,529
Equity securities	44,909	2,141	100	47,150
Commodities	–	5,907	2	5,909
Total	$143,577	$96,521	$1,734	$241,832

Liabilities
Government and agency obligations:
U.S.	$(23,339)	$(36)	$–	$(23,375)
Non-U.S.	(28,537)	(2,172)	–	(30,709)
Loans and securities backed by:
Commercial real estate	–	(30)	–	(30)
Residential real estate	–	(16)	–	(16)
Corporate debt instruments	(64)	(14,217)	(61)	(14,342)
Other debt obligations	–	(35)	(2)	(37)
Equity securities	(67,591)	(488)	(1)	(68,080)
Total	$(119,531)	$(16,994)	$(64)	$(136,589)

Trading cash instruments consists of instruments held in connection with the firm’s market-making or risk management activities. These instruments are carried at fair value and the related fair value gains and losses are recognized in the consolidated statements of earnings.
In the table above:
•Assets are shown as positive amounts and liabilities are shown as negative amounts.
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
Significant Unobservable Inputs. The table below presents the amount of level 3 assets, and ranges and weighted averages of significant unobservable inputs used to value level 3 trading cash instrument assets.

	As of March 2023		As of December 2022
$ in millions	Amount or Range	Weighted Average	Amount or Range	Weighted Average
Loans and securities backed by real estate
Level 3 assets	$178		$154
Yield	3.5% to 43.5%	14.0%	3.0% to 36.0%	14.2%
Recovery rate	35.8% to 76.0%	52.6%	35.8% to 76.1%	54.7%
Cumulative loss rate	N/A	N/A	3.7% to 29.9%	10.4%
Duration (years)	0.8 to 13.2	4.1	0.9 to 12.3	4.6
Corporate debt instruments
Level 3 assets	$1,010		$1,238
Yield	3.2% to 39.0%	8.8%	1.1% to 34.3%	6.9%
Recovery rate	3.0% to 85.0%	47.0%	11.5% to 77.0%	48.0%
Duration (years)	0.2 to 18.8	3.9	0.3 to 20.3	4.5
Other
Level 3 assets	$370		$342
Yield	3.5% to 44.3%	9.4%	2.8% to 47.8%	10.0%
Multiples	3.3x to 5.2x	4.5x	3.3x to 4.5x	4.3x
Duration (years)	1.9 to 14.9	5.9	1.2 to 14.4	6.1

17	Goldman Sachs March 2023 Form 10-Q

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
•Increases in yield, duration or cumulative loss rate used in the valuation of level 3 trading cash instruments would have resulted in a lower fair value measurement, while increases in recovery rate or multiples would have resulted in a higher fair value measurement as of both March 2023 and December 2022. Due to the distinctive nature of each level 3 trading cash instrument, the interrelationship of inputs is not necessarily uniform within each product type.
•Trading cash instruments are valued using discounted cash flows.
•Cumulative loss rate was not significant to the valuation of level 3 loans and securities backed by real estate as of March 2023.

Level 3 Rollforward. The table below presents a summary of the changes in fair value for level 3 trading cash instruments.

	Three Months Ended March
$ in millions	2023	2022
Assets
Beginning balance	$1,734	$1,889
Net realized gains/(losses)	13	53
Net unrealized gains/(losses)	25	(1,485)
Purchases	181	793
Sales	(175)	(267)
Settlements	(169)	(96)
Transfers into level 3	238	1,324
Transfers out of level 3	(289)	(290)
Ending balance	$1,558	$1,921

Liabilities
Beginning balance	$(64)	$(104)
Net realized gains/(losses)	2	(1)
Net unrealized gains/(losses)	(9)	52
Purchases	46	130
Sales	(28)	(63)
Settlements	13	2
Transfers into level 3	(11)	(124)
Transfers out of level 3	6	16
Ending balance	$(45)	$(92)
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

Goldman Sachs March 2023 Form 10-Q	18

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
The table below presents information, by product type, for assets included in the summary table above.

	Three Months Ended March
$ in millions	2023	2022
Loans and securities backed by real estate
Beginning balance	$154	$289
Net realized gains/(losses)	3	4
Net unrealized gains/(losses)	3	1
Purchases	52	17
Sales	(21)	(40)
Settlements	(6)	(8)
Transfers into level 3	14	9
Transfers out of level 3	(21)	(118)
Ending balance	$178	$154

Corporate debt instruments
Beginning balance	$1,238	$1,318
Net realized gains/(losses)	2	43
Net unrealized gains/(losses)	13	(10)
Purchases	94	221
Sales	(111)	(200)
Settlements	(150)	(81)
Transfers into level 3	175	280
Transfers out of level 3	(251)	(136)
Ending balance	$1,010	$1,435

Other
Beginning balance	$342	$282
Net realized gains/(losses)	8	6
Net unrealized gains/(losses)	9	(1,476)
Purchases	35	555
Sales	(43)	(27)
Settlements	(13)	(7)
Transfers into level 3	49	1,035
Transfers out of level 3	(17)	(36)
Ending balance	$370	$332
In the table above, other includes government and agency obligations, state and municipal obligations, other debt obligations, equity securities and commodities.

Level 3 Rollforward Commentary for the Three Months Ended March 2023. The net realized and unrealized gains on level 3 trading cash instrument assets of $38 million (reflecting $13 million of net realized gains and $25 million of net unrealized gains) for the three months ended March 2023 included gains of $22 million reported in market making and $16 million reported in interest income.
The drivers of the net unrealized gains on level 3 trading cash instrument assets for the three months ended March 2023 were not material.
Transfers into level 3 trading cash instrument assets during the three months ended March 2023 primarily reflected transfers of certain corporate debt instruments from level 2 (principally due to reduced price transparency as a result of a lack of market evidence, including fewer market transactions in these instruments).
Transfers out of level 3 trading cash instrument assets during the three months ended March 2023 primarily reflected transfers of certain corporate debt instruments to level 2 (principally due to increased price transparency as a result of market evidence, including market transactions in these instruments).
Level 3 Rollforward Commentary for the Three Months Ended March 2022. The net realized and unrealized losses on level 3 trading cash instrument assets of $1.43 billion (reflecting $53 million of net realized gains and $1.49 billion of net unrealized losses) for the three months ended March 2022 included gains/(losses) of $(1.45) billion reported in market making and $23 million reported in interest income.
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
Transfers out of level 3 trading cash instrument assets during the three months ended March 2022 primarily reflected transfers of certain corporate debt instruments and certain loans and securities backed by real estate to level 2 (in each case, principally due to increased price transparency as a result of market evidence, including market transactions in these instruments).

19	Goldman Sachs March 2023 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Derivatives
Fair Value by Level. The table below presents derivatives on a gross basis by level and product type, as well as the impact of netting.

$ in millions	Level 1	Level 2	Level 3	Total
As of March 2023
Assets
Interest rates	$11	$257,192	$740	$257,943
Credit	–	10,852	2,850	13,702
Currencies	–	85,238	378	85,616
Commodities	–	25,430	1,424	26,854
Equities	251	51,704	630	52,585
Gross fair value	262	430,416	6,022	436,700
Counterparty netting in levels	–	(331,279)	(907)	(332,186)
Subtotal	$262	$99,137	$5,115	$104,514
Cross-level counterparty netting				(1,053)
Cash collateral netting				(53,341)
Net fair value				$50,120

Liabilities
Interest rates	$(8)	$(233,322)	$(1,116)	$(234,446)
Credit	–	(11,344)	(1,327)	(12,671)
Currencies	–	(89,386)	(196)	(89,582)
Commodities	–	(23,853)	(536)	(24,389)
Equities	(59)	(61,453)	(1,274)	(62,786)
Gross fair value	(67)	(419,358)	(4,449)	(423,874)
Counterparty netting in levels	–	331,279	907	332,186
Subtotal	$(67)	$(88,079)	$(3,542)	$(91,688)
Cross-level counterparty netting				1,053
Cash collateral netting				38,593
Net fair value				$(52,042)

As of December 2022
Assets
Interest rates	$69	$269,590	$700	$270,359
Credit	–	9,690	2,577	12,267
Currencies	–	103,450	494	103,944
Commodities	–	38,331	1,609	39,940
Equities	113	49,481	967	50,561
Gross fair value	182	470,542	6,347	477,071
Counterparty netting in levels	–	(358,917)	(886)	(359,803)
Subtotal	$182	$111,625	$5,461	$117,268
Cross-level counterparty netting				(1,079)
Cash collateral netting				(56,776)
Net fair value				$59,413

Liabilities
Interest rates	$(32)	$(247,871)	$(1,159)	$(249,062)
Credit	–	(10,163)	(1,117)	(11,280)
Currencies	–	(111,840)	(332)	(112,172)
Commodities	–	(32,435)	(690)	(33,125)
Equities	(15)	(55,240)	(1,528)	(56,783)
Gross fair value	(47)	(457,549)	(4,826)	(462,422)
Counterparty netting in levels	–	358,917	886	359,803
Subtotal	$(47)	$(98,632)	$(3,940)	$(102,619)
Cross-level counterparty netting				1,079
Cash collateral netting				46,805
Net fair value				$(54,735)

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
•Assets are shown as positive amounts and liabilities are shown as negative amounts.
See Note 4 for an overview of the firm’s fair value measurement policies, valuation techniques and significant inputs used to determine the fair value of derivatives.
Significant Unobservable Inputs. The table below presents the amount of level 3 derivative assets (liabilities), and ranges, averages and medians of significant unobservable inputs used to value level 3 derivatives.

	As of March 2023		As of December 2022
$ in millions, except inputs	Amount or Range	Average/ Median	Amount or Range	Average/ Median
Interest rates, net	$(376)		$(459)
Correlation	(10)% to 81%	61%/78%	(10)% to 81%	61%/60%
Volatility (bps)	31 to 101	60/55	31 to 101	60/57
Credit, net	$1,523		$1,460
Credit spreads (bps)	5 to 960	153/117	5 to 935	149/116
Upfront credit points	(1) to 100	27/12	(1) to 100	29/18
Recovery rates	20% to 80%	43%/40%	20% to 50%	40%/40%
Currencies, net	$182		$162
Correlation	20% to 71%	40%/43%	20% to 71%	40%/23%
Volatility	18% to 19%	18%/18%	20% to 21%	20%/20%
Commodities, net	$888		$919
Volatility	33% to 119%	51%/45%	20% to 118%	50%/46%
Natural gas spread	$(1.86) to $1.35	$(0.23)/ $(0.20)	$(3.21) to $5.85	$(0.20)/ $(0.27)
Oil spread	$(3.09) to $33.89	$16.94/ $21.03	$12.68 to $48.92	$20.42/ $20.36
Electricity price	$3.10 to $270.20	$43.23/ $36.91	$3.00 to $329.28	$47.19/ $39.69
Equities, net	$(644)		$(561)
Correlation	(70)% to 99%	65%/68%	(75)% to 100%	66%/75%
Volatility	4% to 121%	15%/15%	2% to 74%	13%/7%
In the table above:
•Assets are shown as positive amounts and liabilities are shown as negative amounts.
•Ranges represent the significant unobservable inputs that were used in the valuation of each type of derivative.

Goldman Sachs March 2023 Form 10-Q	20

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
Range of Significant Unobservable Inputs. The following provides information about the ranges of significant unobservable inputs used to value the firm’s level 3 derivative instruments:
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
Sensitivity of Fair Value Measurement to Changes in Significant Unobservable Inputs. The following is a description of the directional sensitivity of the firm’s level 3 fair value measurements to changes in significant unobservable inputs, in isolation, as of each period-end:
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

21	Goldman Sachs March 2023 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Level 3 Rollforward. The table below presents a summary of the changes in fair value for level 3 derivatives.

	Three Months Ended March
$ in millions	2023	2022
Total level 3 derivatives, net
Beginning balance	$1,521	$440
Net realized gains/(losses)	147	307
Net unrealized gains/(losses)	(3)	1,248
Purchases	219	73
Sales	(424)	(1,025)
Settlements	335	41
Transfers into level 3	(98)	(114)
Transfers out of level 3	(124)	(55)
Ending balance	$1,573	$915
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
The table below presents information, by product type, for derivatives included in the summary table above.

	Three Months Ended March
$ in millions	2023	2022
Interest rates, net
Beginning balance	$(459)	$183
Net realized gains/(losses)	(37)	84
Net unrealized gains/(losses)	263	242
Purchases	101	12
Sales	(219)	(146)
Settlements	126	61
Transfers into level 3	(55)	5
Transfers out of level 3	(96)	(118)
Ending balance	$(376)	$323

Credit, net
Beginning balance	$1,460	$1,854
Net realized gains/(losses)	5	20
Net unrealized gains/(losses)	22	(13)
Purchases	57	6
Sales	(9)	(19)
Settlements	(32)	9
Transfers into level 3	3	–
Transfers out of level 3	17	(23)
Ending balance	$1,523	$1,834

Currencies, net
Beginning balance	$162	$(147)
Net realized gains/(losses)	33	2
Net unrealized gains/(losses)	(11)	16
Purchases	2	–
Sales	(2)	–
Settlements	(20)	20
Transfers into level 3	1	–
Transfers out of level 3	17	(26)
Ending balance	$182	$(135)

Commodities, net
Beginning balance	$919	$438
Net realized gains/(losses)	(15)	(17)
Net unrealized gains/(losses)	(5)	485
Purchases	2	3
Sales	(37)	(27)
Settlements	95	(34)
Transfers into level 3	(21)	53
Transfers out of level 3	(50)	(73)
Ending balance	$888	$828

Equities, net
Beginning balance	$(561)	$(1,888)
Net realized gains/(losses)	161	218
Net unrealized gains/(losses)	(272)	518
Purchases	57	52
Sales	(157)	(833)
Settlements	166	(15)
Transfers into level 3	(26)	(172)
Transfers out of level 3	(12)	185
Ending balance	$(644)	$(1,935)

Goldman Sachs March 2023 Form 10-Q	22

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Level 3 Rollforward Commentary for the Three Months Ended March 2023. The net realized and unrealized gains on level 3 derivatives of $144 million (reflecting $147 million of net realized gains and $3 million of net unrealized losses) for the three months ended March 2023 included gains of $148 million reported in market making and losses of $4 million reported in other principal transactions.
The net unrealized losses on level 3 derivatives for the three months ended March 2023 were primarily attributable to losses on certain equity derivatives (primarily reflecting the impact of changes in equity prices), largely offset by gains on certain interest rate derivatives (primarily reflecting the impact of changes in interest rates).
The drivers of both transfers into and transfers out of level 3 derivatives during the three months ended March 2023 were not material.
Level 3 Rollforward Commentary for the Three Months Ended March 2022. The net realized and unrealized gains on level 3 derivatives of $1.56 billion (reflecting $307 million of net realized gains and $1.25 billion of net unrealized gains) for the three months ended March 2022 included gains of $1.54 billion reported in market making and gains of $12 million reported in other principal transactions.
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

Investments
Fair Value by Level. The table below presents investments accounted for at fair value by level within the fair value hierarchy.

$ in millions	Level 1	Level 2	Level 3	Total
As of March 2023
Government and agency obligations:
U.S.	$46,357	$–	$–	$46,357
Non-U.S.	2,269	79	–	2,348
Corporate debt securities	152	2,441	7,448	10,041
Securities backed by real estate	–	181	839	1,020
Money market instruments	48	826	–	874
Other debt obligations	–	–	251	251
Equity securities	1,538	3,097	8,695	13,330
Subtotal	$50,364	$6,624	$17,233	$74,221
Investments in funds at NAV				3,020
Total investments				$77,241
As of December 2022
Government and agency obligations:
U.S.	$47,055	$–	$–	$47,055
Non-U.S.	2,169	66	–	2,235
Corporate debt securities	145	2,950	7,003	10,098
Securities backed by real estate	–	176	827	1,003
Money market instruments	48	957	–	1,005
Other debt obligations	–	3	256	259
Equity securities	1,522	3,227	8,856	13,605
Subtotal	$50,939	$7,379	$16,942	$75,260
Investments in funds at NAV				2,941
Total investments				$78,201
See Note 4 for an overview of the firm’s fair value measurement policies, valuation techniques and significant inputs used to determine the fair value of investments.
Significant Unobservable Inputs. The table below presents the amount of level 3 investments, and ranges and weighted averages of significant unobservable inputs used to value such investments.

	As of March 2023		As of December 2022
$ in millions	Amount or Range	Weighted Average	Amount or Range	Weighted Average
Corporate debt securities
Level 3 assets	$7,448		$7,003
Yield	5.0% to 24.5%	12.2%	5.0% to 21.8%	11.6%
Recovery rate	8.6% to 58.9%	33.4%	10.0% to 70.0%	55.5%
Duration (years)	1.0 to 7.3	3.5	1.3 to 5.7	3.3
Multiples	1.7x to 69.4x	8.3x	1.8x to 83.4x	8.3x
Securities backed by real estate
Level 3 assets	$839		$827
Yield	8.0% to 20.3%	13.7%	8.0% to 20.3%	14.6%
Duration (years)	1.9 to 4.2	4.2	0.6 to 4.2	4.1
Other debt obligations
Level 3 assets	$251		$256
Yield	7.3% to 8.6%	7.9%	5.2% to 8.4%	7.4%
Equity securities
Level 3 assets	$8,695		$8,856
Multiples	0.4x to 32.5x	8.4x	0.5x to 34.3x	8.3x
Discount rate/yield	5.0% to 38.5%	14.7%	5.4% to 38.5%	14.6%
Capitalization rate	4.0% to 10.8%	5.4%	4.0% to 10.8%	5.4%

23	Goldman Sachs March 2023 Form 10-Q

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
•Increases in yield, discount rate, capitalization rate or duration used in the valuation of level 3 investments would have resulted in a lower fair value measurement, while increases in recovery rate or multiples would have resulted in a higher fair value measurement as of both March 2023 and December 2022. Due to the distinctive nature of each level 3 investment, the interrelationship of inputs is not necessarily uniform within each product type.
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

Level 3 Rollforward. The table below presents a summary of the changes in fair value for level 3 investments.

	Three Months Ended March
$ in millions	2023	2022
Beginning balance	$16,942	$13,902
Net realized gains/(losses)	102	66
Net unrealized gains/(losses)	(76)	(1,116)
Purchases	213	277
Sales	(236)	(87)
Settlements	(356)	(594)
Transfers into level 3	860	2,087
Transfers out of level 3	(216)	(367)
Ending balance	$17,233	$14,168
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
•For level 3 investments, increases are shown as positive amounts, while decreases are shown as negative amounts.

Goldman Sachs March 2023 Form 10-Q	24

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
The table below presents information, by product type, for investments included in the summary table above.

	Three Months Ended March
$ in millions	2023	2022
Corporate debt securities
Beginning balance	$7,003	$4,527
Net realized gains/(losses)	94	32
Net unrealized gains/(losses)	46	28
Purchases	111	100
Sales	(74)	(1)
Settlements	(267)	(419)
Transfers into level 3	617	422
Transfers out of level 3	(82)	(44)
Ending balance	$7,448	$4,645

Securities backed by real estate
Beginning balance	$827	$1,078
Net realized gains/(losses)	8	9
Net unrealized gains/(losses)	(3)	(152)
Purchases	21	30
Sales	–	(9)
Settlements	(14)	(41)
Transfers into level 3	–	145
Ending balance	$839	$1,060

Other debt obligations
Beginning balance	$256	$382
Net realized gains/(losses)	1	3
Net unrealized gains/(losses)	4	(3)
Purchases	1	21
Sales	–	(9)
Settlements	(11)	(72)
Ending balance	$251	$322

Equity securities
Beginning balance	$8,856	$7,915
Net realized gains/(losses)	(1)	22
Net unrealized gains/(losses)	(123)	(989)
Purchases	80	126
Sales	(162)	(68)
Settlements	(64)	(62)
Transfers into level 3	243	1,520
Transfers out of level 3	(134)	(323)
Ending balance	$8,695	$8,141
Level 3 Rollforward Commentary for the Three Months Ended March 2023. The net realized and unrealized gains on level 3 investments of $26 million (reflecting $102 million of net realized gains and $76 million of net unrealized losses) for the three months ended March 2023 included gains/(losses) of $(133) million reported in other principal transactions and $159 million reported in interest income.

The net unrealized losses on level 3 investments for the three months ended March 2023 reflected losses on certain private equity securities (principally driven by corporate performance).
Transfers into level 3 investments during the three months ended March 2023 primarily reflected transfers of certain corporate debt securities from level 2 (principally due to certain unobservable yield and duration inputs becoming significant to the valuation of these instruments) and certain equity securities from level 2 (principally due to reduced price transparency as a result of a lack of market evidence, including fewer market transactions in these instruments).
Transfers out of level 3 investments during the three months ended March 2023 primarily reflected transfers of certain equity securities to level 2 (principally due to increased price transparency as a result of market evidence, including market transactions in these instruments).
Level 3 Rollforward Commentary for the Three Months Ended March 2022. The net realized and unrealized losses on level 3 investments of $1.05 billion (reflecting $66 million of net realized gains and $1.12 billion of net unrealized losses) for the three months ended March 2022 included gains/(losses) of $(1.11) billion reported in other principal transactions and $61 million reported in interest income.
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

25	Goldman Sachs March 2023 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Loans
Fair Value by Level. The table below presents loans held for investment accounted for at fair value under the fair value option by level within the fair value hierarchy.

$ in millions	Level 1	Level 2	Level 3	Total
As of March 2023
Loan Type
Corporate	$–	$394	$646	$1,040
Real estate:
Commercial	–	346	653	999
Residential	–	4,320	69	4,389
Other collateralized	–	637	141	778
Other	–	22	278	300
Total	$–	$5,719	$1,787	$7,506
As of December 2022
Loan Type
Corporate	$–	$359	$637	$996
Real estate:
Commercial	–	435	711	1,146
Residential	–	4,437	74	4,511
Other collateralized	–	576	140	716
Other	–	11	275	286
Total	$–	$5,818	$1,837	$7,655
The gains/(losses) as a result of changes in the fair value of loans held for investment for which the fair value option was elected were $76 million for the three months ended March 2023 and $(116) million for the three months ended March 2022. These gains/(losses) were included in other principal transactions.
Significant Unobservable Inputs. The table below presents the amount of level 3 loans, and ranges and weighted averages of significant unobservable inputs used to value such loans.

	As of March 2023		As of December 2022
$ in millions	Amount or Range	Weighted Average	Amount or Range	Weighted Average
Corporate
Level 3 assets	$646		$637
Yield	4.0% to 26.9%	10.1%	4.1% to 26.9%	9.6%
Recovery rate	2.0% to 95.0%	57.9%	23.1% to 95.0%	66.0%
Duration (years)	1.4 to 4.9	2.1	1.6 to 3.3	2.6
Real estate
Level 3 assets	$722		$785
Yield	3.0% to 27.0%	14.6%	3.0% to 27.0%	16.1%
Recovery rate	4.0% to 62.0%	53.2%	3.6% to 66.2%	54.4%
Duration (years)	0.4 to 6.4	3.0	0.6 to 6.7	2.5
Other collateralized
Level 3 assets	$141		$140
Yield	5.9% to 13.3%	8.0%	5.8% to 12.7%	7.7%
Duration (years)	2.3 to 2.7	2.4	2.5 to 2.9	2.7
Other
Level 3 assets	$278		$275
Yield	8.9% to 10.0%	9.8%	9.4% to 10.0%	9.9%
Duration (years)	0.3 to 2.9	2.5	N/A	N/A
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
•Increases in yield or duration used in the valuation of level 3 loans would have resulted in a lower fair value measurement, while increases in recovery rate would have resulted in a higher fair value measurement as of both March 2023 and December 2022. Due to the distinctive nature of each level 3 loan, the interrelationship of inputs is not necessarily uniform within each product type.
•Loans are valued using discounted cash flows.
•The significant unobservable inputs for duration related to other loans as of December 2022 did not have a range (and there was no weighted average) as it related to a purchased portfolio of revolving loans with a single duration.
Level 3 Rollforward. The table below presents a summary of the changes in fair value for level 3 loans.

	Three Months Ended March
$ in millions	2023	2022
Beginning balance	$1,837	$2,354
Net realized gains/(losses)	19	57
Net unrealized gains/(losses)	3	(82)
Purchases	33	129
Sales	(5)	–
Settlements	(100)	(203)
Transfers into level 3	–	279
Transfers out of level 3	–	(43)
Ending balance	$1,787	$2,491
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

Goldman Sachs March 2023 Form 10-Q	26

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
The table below presents information, by loan type, for loans included in the summary table above.

	Three Months Ended March
$ in millions	2023	2022
Corporate
Beginning balance	$637	$672
Net realized gains/(losses)	10	9
Net unrealized gains/(losses)	(1)	(30)
Purchases	32	42
Sales	(5)	–
Settlements	(27)	(48)
Transfers into level 3	–	145
Transfers out of level 3	–	(8)
Ending balance	$646	$782

Real estate
Beginning balance	$785	$1,188
Net realized gains/(losses)	5	36
Net unrealized gains/(losses)	(5)	(42)
Purchases	1	53
Settlements	(64)	(124)
Transfers into level 3	–	29
Transfers out of level 3	–	(6)
Ending balance	$722	$1,134

Other collateralized
Beginning balance	$140	$229
Net realized gains/(losses)	1	1
Net unrealized gains/(losses)	1	–
Settlements	(1)	(4)
Transfers into level 3	–	39
Transfers out of level 3	–	(28)
Ending balance	$141	$237

Other
Beginning balance	$275	$265
Net realized gains/(losses)	3	11
Net unrealized gains/(losses)	8	(10)
Purchases	–	34
Settlements	(8)	(27)
Transfers into level 3	–	66
Transfers out of level 3	–	(1)
Ending balance	$278	$338

Level 3 Rollforward Commentary for the Three Months Ended March 2023. The net realized and unrealized gains on level 3 loans of $22 million (reflecting $19 million of net realized gains and $3 million of net unrealized gains) for the three months ended March 2023 included gains of $8 million reported in other principal transactions and $14 million reported in interest income.
The drivers of net unrealized losses on level 3 loans for the three months ended March 2023 were not material.
There were no transfers into or out of level 3 loans during the three months ended March 2023.
Level 3 Rollforward Commentary for the Three Months Ended March 2022. The net realized and unrealized losses on level 3 loans of $25 million (reflecting $57 million of net realized gains and $82 million of net unrealized losses) for the three months ended March 2022 included gains/(losses) of $(38) million reported in other principal transactions and $13 million reported in interest income.
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
The drivers of transfers out of level 3 loans during the three months ended March 2022 were not material.

27	Goldman Sachs March 2023 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Other Financial Assets and Liabilities
Fair Value by Level. The table below presents, by level within the fair value hierarchy, other financial assets and liabilities at fair value, substantially all of which are accounted for at fair value under the fair value option.

$ in millions	Level 1	Level 2	Level 3	Total
As of March 2023
Assets
Resale agreements	$–	$202,151	$–	$202,151
Securities borrowed	–	40,599	–	40,599
Customer and other receivables	–	23	–	23
Other assets	–	148	104	252
Total	$–	$242,921	$104	$243,025

Liabilities
Deposits	$–	$(15,893)	$(2,637)	$(18,530)
Repurchase agreements	–	(197,387)	–	(197,387)
Securities loaned	–	(5,726)	–	(5,726)
Other secured financings	–	(15,566)	(1,836)	(17,402)
Unsecured borrowings:
Short-term	–	(38,601)	(4,514)	(43,115)
Long-term	–	(63,728)	(11,160)	(74,888)
Other liabilities	–	(150)	(91)	(241)
Total	$–	$(337,051)	$(20,238)	$(357,289)

As of December 2022
Assets
Resale agreements	$–	$225,117	$–	$225,117
Securities borrowed	–	38,578	–	38,578
Customer and other receivables	–	25	–	25
Other assets	–	71	74	145
Total	$–	$263,791	$74	$263,865

Liabilities
Deposits	$–	$(13,003)	$(2,743)	$(15,746)
Repurchase agreements	–	(110,349)	–	(110,349)
Securities loaned	–	(4,372)	–	(4,372)
Other secured financings	–	(10,914)	(1,842)	(12,756)
Unsecured borrowings:
Short-term	–	(35,641)	(4,090)	(39,731)
Long-term	–	(63,081)	(10,066)	(73,147)
Other liabilities	–	(74)	(85)	(159)
Total	$–	$(237,434)	$(18,826)	$(256,260)
In the table above, assets are shown as positive amounts and liabilities are shown as negative amounts.
See Note 4 for an overview of the firm’s fair value measurement policies, valuation techniques and significant inputs used to determine the fair value of other financial assets and liabilities.

Significant Unobservable Inputs. See below for information about the significant unobservable inputs used to value level 3 other financial liabilities at fair value as of both March 2023 and December 2022.
Other Secured Financings. The ranges and weighted averages of significant unobservable inputs used to value level 3 other secured financings are presented below. These ranges and weighted averages exclude unobservable inputs that are only relevant to a single instrument, and therefore are not meaningful.
As of March 2023:
•Yield: 5.9% to 10.4% (weighted average: 7.4%)
•Duration: 0.4 to 6.3 years (weighted average: 2.8 years)
As of December 2022:
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

Goldman Sachs March 2023 Form 10-Q	28

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Level 3 Rollforward. The table below presents a summary of the changes in fair value for level 3 other financial assets and liabilities accounted for at fair value.

	Three Months Ended March
$ in millions	2023	2022
Assets
Beginning balance	$74	$–
Net unrealized gains/(losses)	30	–
Ending balance	$104	$–

Liabilities
Beginning balance	$(18,826)	$(23,567)
Net realized gains/(losses)	(94)	(166)
Net unrealized gains/(losses)	(821)	2,075
Issuances	(2,251)	(5,175)
Settlements	2,522	3,801
Transfers into level 3	(1,391)	(1,907)
Transfers out of level 3	623	1,311
Ending balance	$(20,238)	$(23,628)
In the table above:
•Changes in fair value are presented for all other financial assets and liabilities that are classified in level 3 as of the end of the period.
•Net unrealized gains/(losses) relates to other financial assets and liabilities that were still held at period-end.
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
•Level 3 other financial assets and liabilities are frequently economically hedged with trading assets and liabilities. Accordingly, gains or losses that are classified in level 3 can be partially offset by gains or losses attributable to level 1, 2 or 3 trading assets and liabilities. As a result, gains or losses included in the level 3 rollforward below do not necessarily represent the overall impact on the firm’s results of operations, liquidity or capital resources.
The table below presents information, by the consolidated balance sheet line items, for liabilities included in the summary table above.

	Three Months Ended March
$ in millions	2023	2022
Deposits
Beginning balance	$(2,743)	$(3,613)
Net realized gains/(losses)	1	(5)
Net unrealized gains/(losses)	(8)	145
Issuances	(119)	(183)
Settlements	224	379
Transfers into level 3	(6)	(8)
Transfers out of level 3	14	41
Ending balance	$(2,637)	$(3,244)

Other secured financings
Beginning balance	$(1,842)	$(2,566)
Net realized gains/(losses)	(7)	(3)
Net unrealized gains/(losses)	(32)	12
Issuances	(98)	(39)
Settlements	187	104
Transfers into level 3	(121)	(190)
Transfers out of level 3	77	93
Ending balance	$(1,836)	$(2,589)

Unsecured short-term borrowings
Beginning balance	$(4,090)	$(7,829)
Net realized gains/(losses)	(57)	(76)
Net unrealized gains/(losses)	(298)	546
Issuances	(1,473)	(2,880)
Settlements	1,216	2,684
Transfers into level 3	(132)	(395)
Transfers out of level 3	320	922
Ending balance	$(4,514)	$(7,028)

Unsecured long-term borrowings
Beginning balance	$(10,066)	$(9,413)
Net realized gains/(losses)	(31)	(82)
Net unrealized gains/(losses)	(477)	1,323
Issuances	(561)	(2,073)
Settlements	895	634
Transfers into level 3	(1,132)	(1,314)
Transfers out of level 3	212	255
Ending balance	$(11,160)	$(10,670)

Other liabilities
Beginning balance	$(85)	$(146)
Net unrealized gains/(losses)	(6)	49
Ending balance	$(91)	$(97)

29	Goldman Sachs March 2023 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Level 3 Rollforward Commentary for the Three Months Ended March 2023. The net realized and unrealized losses on level 3 other financial liabilities of $915 million (reflecting $94 million of net realized losses and $821 million of net unrealized losses) for the three months ended March 2023 included gains/(losses) of $(939) million reported in market making, $(15) million reported in other principal transactions and $(9) million reported in interest expense in the consolidated statements of earnings, and $48 million reported in debt valuation adjustment in the consolidated statements of comprehensive income.
The net unrealized losses on level 3 other financial liabilities for the three months ended March 2023 primarily reflected losses on certain hybrid financial instruments included in unsecured long- and short-term borrowings (principally due to an increase in global equity prices).
Transfers into level 3 other financial liabilities during the three months ended March 2023 primarily reflected transfers of certain hybrid financial instruments included in unsecured long-term borrowings from level 2 (principally due to reduced price transparency of certain volatility inputs used to value these instruments).
Transfers out of level 3 other financial liabilities during the three months ended March 2023 primarily reflected transfers of certain hybrid financial instruments included in unsecured short- and long-term borrowings to level 2 (principally due to increased price transparency of certain volatility inputs used to value these instruments).
Level 3 Rollforward Commentary for the Three Months Ended March 2022. The net realized and unrealized gains on level 3 other financial liabilities of $1.91 billion (reflecting $166 million of net realized losses and $2.08 billion of net unrealized gains) for the three months ended March 2022 included gains/(losses) of $1.63 billion reported in market making, $29 million reported in other principal transactions and $(3) million reported in interest expense in the consolidated statements of earnings, and $257 million reported in debt valuation adjustment in the consolidated statements of comprehensive income.
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
The table below presents a summary of trading assets and liabilities.

	Trading	Trading
$ in millions	Assets	Liabilities
As of March 2023
Trading cash instruments	$357,275	$142,090
Derivatives	50,120	52,042
Total	$407,395	$194,132
As of December 2022
Trading cash instruments	$241,832	$136,589
Derivatives	59,413	54,735
Total	$301,245	$191,324
See Note 5 for further information about trading cash instruments and Note 7 for further information about derivatives.

Goldman Sachs March 2023 Form 10-Q	30

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Gains and Losses from Market Making
The table below presents market making revenues by major product type.

	Three Months Ended March
$ in millions	2023	2022
Interest rates	$2,382	$(1,861)
Credit	347	715
Currencies	363	4,154
Equities	1,478	2,053
Commodities	863	968
Total	$5,433	$6,029
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
Derivatives are reported on a net-by-counterparty basis (i.e., the net payable or receivable for derivative assets and liabilities for a given counterparty) when a legal right of setoff exists under an enforceable netting agreement (counterparty netting). Derivatives are accounted for at fair value, net of cash collateral received or posted under enforceable credit support agreements (cash collateral netting). Derivative assets are included in trading assets and derivative liabilities are included in trading liabilities. Realized and unrealized gains and losses on derivatives not designated as hedges are included in market making (for derivatives included in Fixed Income, Currency and Commodities (FICC) and Equities within Global Banking & Markets), and other principal transactions (for derivatives included in Investment banking fees and Other within Global Banking & Markets, as well as derivatives in Asset & Wealth Management) in the consolidated statements of earnings. For both the three months ended March 2023 and March 2022, substantially all of the firm’s derivatives were included in Global Banking & Markets.

31	Goldman Sachs March 2023 Form 10-Q

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

	As of March 2023		As of December 2022
$ in millions	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Not accounted for as hedges
Exchange-traded	$786	$1,465	$675	$1,385
OTC-cleared	74,363	72,647	74,297	72,979
Bilateral OTC	182,432	160,326	195,052	174,687
Total interest rates	257,581	234,438	270,024	249,051
OTC-cleared	1,879	2,163	1,516	1,802
Bilateral OTC	11,823	10,508	10,751	9,478
Total credit	13,702	12,671	12,267	11,280
Exchange-traded	490	17	1,041	22
OTC-cleared	443	432	520	589
Bilateral OTC	84,660	88,807	102,301	111,276
Total currencies	85,593	89,256	103,862	111,887
Exchange-traded	7,393	7,711	9,225	9,542
OTC-cleared	488	547	698	838
Bilateral OTC	18,973	16,131	30,017	22,745
Total commodities	26,854	24,389	39,940	33,125
Exchange-traded	26,442	29,690	26,302	26,607
OTC-cleared	37	42	685	19
Bilateral OTC	26,106	33,054	23,574	30,157
Total equities	52,585	62,786	50,561	56,783
Subtotal	436,315	423,540	476,654	462,126
Accounted for as hedges
OTC-cleared	–	1	–	–
Bilateral OTC	362	7	335	11
Total interest rates	362	8	335	11
OTC-cleared	13	52	29	29
Bilateral OTC	10	274	53	256
Total currencies	23	326	82	285
Subtotal	385	334	417	296
Total gross fair value	$436,700	$423,874	$477,071	$462,422

Offset in the consolidated balance sheets
Exchange-traded	$(28,553)	$(28,553)	$(31,229)	$(31,229)
OTC-cleared	(75,264)	(75,264)	(75,349)	(75,349)
Bilateral OTC	(229,422)	(229,422)	(254,304)	(254,304)
Counterparty netting	(333,239)	(333,239)	(360,882)	(360,882)
OTC-cleared	(1,476)	(336)	(1,388)	(406)
Bilateral OTC	(51,865)	(38,257)	(55,388)	(46,399)
Cash collateral netting	(53,341)	(38,593)	(56,776)	(46,805)
Total amounts offset	$(386,580)	$(371,832)	$(417,658)	$(407,687)

Included in the consolidated balance sheets
Exchange-traded	$6,558	$10,330	$6,014	$6,327
OTC-cleared	483	284	1,008	501
Bilateral OTC	43,079	41,428	52,391	47,907
Total	$50,120	$52,042	$59,413	$54,735

Not offset in the consolidated balance sheets
Cash collateral	$(164)	$(1,888)	$(298)	$(1,887)
Securities collateral	(14,182)	(3,928)	(15,229)	(4,329)
Total	$35,774	$46,226	$43,886	$48,519

	Notional Amounts as of
	March	December
$ in millions	2023	2022
Not accounted for as hedges
Exchange-traded	$4,526,836	$4,241,937
OTC-cleared	18,148,914	13,104,682
Bilateral OTC	12,193,042	11,137,127
Total interest rates	34,868,792	28,483,746
Exchange-traded	573	369
OTC-cleared	572,969	529,543
Bilateral OTC	699,801	577,542
Total credit	1,273,343	1,107,454
Exchange-traded	14,512	9,012
OTC-cleared	188,813	150,561
Bilateral OTC	6,481,803	5,304,069
Total currencies	6,685,128	5,463,642
Exchange-traded	367,057	341,526
OTC-cleared	3,155	3,188
Bilateral OTC	229,414	255,208
Total commodities	599,626	599,922
Exchange-traded	1,477,372	1,107,659
OTC-cleared	750	1,639
Bilateral OTC	1,108,062	1,026,736
Total equities	2,586,184	2,136,034
Subtotal	46,013,073	37,790,798
Accounted for as hedges
OTC-cleared	237,712	257,739
Bilateral OTC	3,080	3,156
Total interest rates	240,792	260,895
OTC-cleared	1,557	2,048
Bilateral OTC	8,431	7,701
Total currencies	9,988	9,749
Subtotal	250,780	270,644
Total notional amounts	$46,263,853	$38,061,442
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
•Total gross fair value of derivatives included derivative assets of $7.94 billion as of March 2023 and $10.08 billion as of December 2022, and derivative liabilities of $13.71 billion as of March 2023 and $12.71 billion as of December 2022, which are not subject to an enforceable netting agreement or are subject to a netting agreement that the firm has not yet determined to be enforceable.

Goldman Sachs March 2023 Form 10-Q	32

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
OTC Derivatives
The table below presents OTC derivative assets and liabilities by tenor and major product type.

$ in millions	Less than 1 Year	1 - 5 Years	Greater than 5 Years	Total
As of March 2023
Assets
Interest rates	$6,621	$15,909	$49,591	$72,121
Credit	1,047	2,492	2,545	6,084
Currencies	8,478	7,182	6,588	22,248
Commodities	6,379	3,897	2,063	12,339
Equities	5,470	3,713	1,552	10,735
Counterparty netting in tenors	(2,873)	(2,703)	(3,771)	(9,347)
Subtotal	$25,122	$30,490	$58,568	$114,180
Cross-tenor counterparty netting				(17,277)
Cash collateral netting				(53,341)
Total OTC derivative assets				$43,562

Liabilities
Interest rates	$7,797	$19,635	$20,512	$47,944
Credit	892	2,788	1,373	5,053
Currencies	12,456	6,757	7,476	26,689
Commodities	3,913	4,123	1,519	9,555
Equities	6,320	8,396	2,972	17,688
Counterparty netting in tenors	(2,873)	(2,703)	(3,771)	(9,347)
Subtotal	$28,505	$38,996	$30,081	$97,582
Cross-tenor counterparty netting				(17,277)
Cash collateral netting				(38,593)
Total OTC derivative liabilities				$41,712

As of December 2022
Assets
Interest rates	$5,509	$16,963	$53,943	$76,415
Credit	921	2,622	2,142	5,685
Currencies	12,284	7,819	7,085	27,188
Commodities	10,525	7,513	2,574	20,612
Equities	5,346	4,007	1,782	11,135
Counterparty netting in tenors	(2,661)	(3,942)	(4,830)	(11,433)
Subtotal	$31,924	$34,982	$62,696	$129,602
Cross-tenor counterparty netting				(19,427)
Cash collateral netting				(56,776)
Total OTC derivative assets				$53,399

Liabilities
Interest rates	$9,351	$23,589	$21,467	$54,407
Credit	993	2,635	1,071	4,699
Currencies	18,987	8,736	8,712	36,435
Commodities	6,400	6,135	945	13,480
Equities	7,629	7,249	2,174	17,052
Counterparty netting in tenors	(2,661)	(3,942)	(4,830)	(11,433)
Subtotal	$40,699	$44,402	$29,539	$114,640
Cross-tenor counterparty netting				(19,427)
Cash collateral netting				(46,805)
Total OTC derivative liabilities				$48,408
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

33	Goldman Sachs March 2023 Form 10-Q

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
As of March 2023, written credit derivatives had a total gross notional amount of $608.59 billion and purchased credit derivatives had a total gross notional amount of $664.76 billion, for total net notional purchased protection of $56.17 billion. As of December 2022, written credit derivatives had a total gross notional amount of $528.31 billion and purchased credit derivatives had a total gross notional amount of $579.14 billion, for total net notional purchased protection of $50.83 billion. The firm’s written and purchased credit derivatives primarily consist of credit default swaps.
The table below presents information about credit derivatives.

	Credit Spread on Underlier (basis points)
$ in millions	0 - 250	251 - 500	501 - 1,000	Greater than 1,000	Total
As of March 2023
Maximum Payout/Notional Amount of Written Credit Derivatives by Tenor
Less than 1 year	$137,418	$21,730	$1,135	$4,028	$164,311
1 - 5 years	316,727	24,826	11,672	9,306	362,531
Greater than 5 years	70,615	6,647	3,621	861	81,744
Total	$524,760	$53,203	$16,428	$14,195	$608,586

Maximum Payout/Notional Amount of Purchased Credit Derivatives
Offsetting	$435,885	$35,422	$14,239	$12,398	$497,944
Other	$145,416	$16,493	$2,419	$2,485	$166,813
Fair Value of Written Credit Derivatives
Asset	$6,423	$559	$192	$106	$7,280
Liability	801	1,047	1,037	3,001	5,886
Net asset/(liability)	$5,622	$(488)	$(845)	$(2,895)	$1,394
As of December 2022
Maximum Payout/Notional Amount of Written Credit Derivatives by Tenor
Less than 1 year	$108,703	$12,166	$1,879	$4,135	$126,883
1 - 5 years	306,484	28,188	13,724	9,092	357,488
Greater than 5 years	39,302	2,916	1,416	305	43,939
Total	$454,489	$43,270	$17,019	$13,532	$528,310

Maximum Payout/Notional Amount of Purchased Credit Derivatives
Offsetting	$372,360	$33,149	$14,817	$11,757	$432,083
Other	$128,828	$13,211	$2,615	$2,407	$147,061
Fair Value of Written Credit Derivatives
Asset	$5,405	$460	$132	$84	$6,081
Liability	681	1,081	1,027	2,673	5,462
Net asset/(liability)	$4,724	$(621)	$(895)	$(2,589)	$619
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
•Other purchased credit derivatives represent the notional amount of all other purchased credit derivatives not included in offsetting.

Goldman Sachs March 2023 Form 10-Q	34

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
The table below presents information about CVA and FVA.

	Three Months Ended March
$ in millions	2023	2022
CVA, net of hedges	$(99)	$83
FVA, net of hedges	14	(269)
Total	$(85)	$(186)
Bifurcated Embedded Derivatives
The table below presents the fair value and the notional amount of derivatives that have been bifurcated from their related borrowings.

	As of
	March	December
$ in millions	2023	2022
Fair value of assets	$334	$288
Fair value of liabilities	(236)	(392)
Net asset/(liability)	$98	$(104)
Notional amount	$7,905	$8,892
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

	As of
	March	December
$ in millions	2023	2022
Net derivative liabilities under bilateral agreements	$25,842	$33,059
Collateral posted	$20,844	$27,657
Additional collateral or termination payments:
One-notch downgrade	$315	$343
Two-notch downgrade	$1,075	$1,115
Hedge Accounting
The firm applies hedge accounting for (i) interest rate swaps used to manage the interest rate exposure of certain fixed-rate unsecured long- and short-term borrowings, certain fixed-rate certificates of deposit and certain U.S. government securities classified as available-for-sale, (ii) foreign currency forward contracts used to manage the foreign exchange risk of certain securities classified as available-for-sale and (iii) foreign currency forward contracts and foreign currency-denominated debt used to manage foreign exchange risk on the firm’s net investment in certain non-U.S. operations.
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

35	Goldman Sachs March 2023 Form 10-Q

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
The table below presents the gains/(losses) from interest rate derivatives accounted for as hedges and the related hedged items.

	Three Months Ended March
$ in millions	2023	2022
Investments
Interest rate hedges	$(90)	$–
Hedged investments	86	–
Gains/(losses)	$(4)	$–

Borrowings and deposits
Interest rate hedges	$2,712	$(8,742)
Hedged borrowings and deposits	(2,847)	8,695
Gains/(losses)	$(135)	$(47)
The table below presents the carrying value of investments, deposits and unsecured borrowings that are designated in an interest rate hedging relationship and the related cumulative hedging adjustment (increase/(decrease)) from current and prior hedging relationships included in such carrying values.

$ in millions	Carrying Value	Cumulative Hedging Adjustment
As of March 2023
Assets
Investments	$11,443	$(224)

Liabilities
Deposits	$5,143	$(210)
Unsecured short-term borrowings	$8,926	$(195)
Unsecured long-term borrowings	$140,374	$(12,155)

As of December 2022
Assets
Investments	$10,804	$(350)

Liabilities
Deposits	$6,311	$(280)
Unsecured short-term borrowings	$7,295	$(47)
Unsecured long-term borrowings	$151,215	$(15,134)
In the table above:
•Cumulative hedging adjustment included $4.96 billion as of March 2023 and $5.09 billion as of December 2022 of hedging adjustments from prior hedging relationships that were de-designated and substantially all were related to unsecured long-term borrowings.
•The amortized cost of investments was $12.17 billion as of March 2023 and $11.49 billion as of December 2022.
In addition, cumulative hedging adjustments for items no longer designated in a hedging relationship were $41 million as of March 2023 and $111 million as of December 2022 and were primarily related to unsecured long-term borrowings.
The firm designates foreign currency forward contracts as fair value hedges of the foreign exchange risk of non-U.S. government securities classified as available-for-sale. See Note 8 for information about the amortized cost and fair value of such securities. The effectiveness of such hedges is assessed based on changes in spot rates. The gains/(losses) on the hedges (relating to both spot and forward points) and the foreign exchange gains/(losses) on the related available-for-sale securities are included in market making and were not material for both the three months ended March 2023 and March 2022.
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
The table below presents the gains/(losses) from net investment hedging.

	Three Months Ended March
$ in millions	2023	2022
Hedges:
Foreign currency forward contract	$(117)	$109
Foreign currency-denominated debt	$(231)	$168
Gains or losses on individual net investments in non-U.S. operations are reclassified from accumulated other comprehensive income/(loss) to other principal transactions in the consolidated statements of earnings when such net investments are sold or substantially liquidated. The gross and net gains and losses on hedges and the related net investments in non-U.S. operations reclassified to earnings from accumulated other comprehensive income/(loss) were not material for both the three months ended March 2023 and March 2022.
The firm had designated $26.31 billion as of March 2023 and $21.46 billion as of December 2022 of foreign currency-denominated debt, included in unsecured long- and short-term borrowings, as hedges of net investments in non-U.S. subsidiaries.

Goldman Sachs March 2023 Form 10-Q	36

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
The table below presents information about investments.

	As of
	March	December
$ in millions	2023	2022
Equity securities, at fair value	$14,599	$14,892
Debt instruments, at fair value	14,007	14,075
Available-for-sale securities, at fair value	48,635	49,234
Investments, at fair value	77,241	78,201
Held-to-maturity securities	53,809	51,662
Equity method investments	740	766
Total investments	$131,790	$130,629
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
The table below presents information about equity securities, at fair value.

	As of
	March	December
$ in millions	2023	2022
Equity securities, at fair value	$14,599	$14,892

Equity Type
Public equity	13%	13%
Private equity	87%	87%
Total	100%	100%

Asset Class
Corporate	72%	71%
Real estate	28%	29%
Total	100%	100%

In the table above:
•Equity securities, at fair value included investments accounted for at fair value under the fair value option where the firm would otherwise apply the equity method of accounting of $5.13 billion as of March 2023 and $5.35 billion as of December 2022. Gains/(losses) recognized as a result of changes in the fair value of equity securities for which the fair value option was elected were $(105) million for the three months ended March 2023 and $(187) million for the three months ended March 2022. These gains/(losses) are included in other principal transactions.
•Equity securities, at fair value included $1.28 billion as of March 2023 and $1.30 billion as of December 2022 of investments in funds that are measured at NAV.
Debt Instruments, at Fair Value. Debt instruments, at fair value primarily includes mezzanine, senior and distressed debt.
The table below presents information about debt instruments, at fair value.

	As of
	March	December
$ in millions	2023	2022
Corporate debt securities	$10,041	$10,098
Securities backed by real estate	1,020	1,003
Money market instruments	874	1,005
Other	2,072	1,969
Total	$14,007	$14,075
In the table above:
•Substantially all of the firm's money market instruments consist of time deposits.
•Other included $1.74 billion as of March 2023 and $1.64 billion as of December 2022 of investments in credit funds that are measured at NAV.

37	Goldman Sachs March 2023 Form 10-Q

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

The firm's investments in funds at NAV includes investments in “covered funds” as defined in the Volcker Rule of the U.S. Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act). To achieve conformance with the covered fund provisions of the Volcker Rule by July 2022, the firm restructured certain legacy “illiquid funds” (as defined by the Volcker Rule) to be non-covered funds as liquidating trusts. However, based on recent interpretations of the covered fund provisions of the Volcker Rule, the firm was required to seek an additional extension from the Board of Governors of the Federal Reserve System (FRB) to bring these funds into conformance. The FRB granted the firm an additional extension to July 2023. If the firm does not conform such funds by July 2023, the firm will be required to sell such interests. If that occurs, the firm may receive a value for its interests that is less than the then carrying value as there could be a limited secondary market for these investments and the firm may be unable to sell them in orderly transactions. As of March 2023, the amount by which the firm’s investment in such funds would need to be reduced in order to achieve conformance was approximately $100 million (net of the firm’s pro rata share of cash in the funds).
The table below presents the fair value of investments in funds at NAV and the related unfunded commitments.

$ in millions	Fair Value of Investments	Unfunded Commitments
As of March 2023
Private equity funds	$818	$618
Credit funds	1,742	293
Hedge funds	65	–
Real estate funds	395	138
Total	$3,020	$1,049

As of December 2022
Private equity funds	$815	$647
Credit funds	1,645	303
Hedge funds	68	–
Real estate funds	413	138
Total	$2,941	$1,088

Goldman Sachs March 2023 Form 10-Q	38

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
The table below presents information about available-for-sale securities by tenor.

$ in millions	Amortized Cost	Fair Value	Weighted Average Yield
As of March 2023
Less than 1 year	$14,698	$14,267	0.38%
1 year to 5 years	33,650	31,586	0.80%
5 years to 10 years	547	504	1.86%
Total U.S. government obligations	48,895	46,357	0.68%

1 year to 5 years	1,590	1,351	0.10%
5 years to 10 years	1,096	927	0.84%
Total non-U.S. government obligations	2,686	2,278	0.40%
Total available-for-sale securities	$51,581	$48,635	0.67%
As of December 2022
Less than 1 year	$8,103	$7,861	0.37%
1 year to 5 years	41,479	38,706	0.74%
5 years to 10 years	538	488	1.86%
Total U.S. government obligations	50,120	47,055	0.69%

1 year to 5 years	10	10	0.27%
5 years to 10 years	2,616	2,169	0.40%
Total non-U.S. government obligations	2,626	2,179	0.40%
Total available-for-sale securities	$52,746	$49,234	0.68%
In the table above:
•Available-for-sale securities were classified in level 1 of the fair value hierarchy as of both March 2023 and December 2022.
•The weighted average yield for available-for-sale securities is presented on a pre-tax basis and computed using the effective interest rate of each security at the end of the period, weighted based on the fair value of each security.

•The gross unrealized gains included in accumulated other comprehensive income/(loss) were not material and the gross unrealized losses included in accumulated other comprehensive income/(loss) were $2.95 billion as of March 2023 and primarily related to U.S. government obligations in a continuous unrealized loss position for more than a year. The gross unrealized gains included in accumulated other comprehensive income/(loss) were not material and the gross unrealized losses included in accumulated other comprehensive income/(loss) were $3.52 billion as of December 2022 and primarily related to U.S. government obligations in a continuous unrealized loss position for more than a year. Net unrealized gains/(losses) included in other comprehensive income/(loss) were $566 million ($427 million, net of tax) for the three months ended March 2023 and $(1.80) billion ($(1.35) billion, net of tax) for the three months ended March 2022.
•If the fair value of available-for-sale securities is less than amortized cost, such securities are considered impaired. If the firm has the intent to sell the debt security, or if it is more likely than not that the firm will be required to sell the debt security before recovery of its amortized cost, the difference between the amortized cost (net of allowance, if any) and the fair value of the securities is recognized as an impairment loss in earnings. The firm did not record any such impairment losses during either the three months ended March 2023 or March 2022. Impaired available-for-sale debt securities that the firm has the intent and ability to hold are reviewed to determine if an allowance for credit losses should be recorded. The firm considers various factors in such determination, including market conditions, changes in issuer credit ratings and severity of the unrealized losses. The firm did not record any provision for credit losses on such securities during either the three months ended March 2023 or March 2022.
The table below presents gross realized gains and the proceeds from the sales of available-for-sale securities.

	Three Months Ended March
$ in millions	2023	2022
Gross realized gains	$6	$–
Gross realized losses	–	–
Gains/(losses)	$6	$–
Proceeds from sales	$2,452	$1
In the table above, the specific identification method is used to determine realized gains on available-for-sale securities. Such amounts were reclassified from accumulated other comprehensive income/(loss) to other principal transactions in the consolidated statements of earnings.

39	Goldman Sachs March 2023 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Held-to-Maturity Securities
Held-to-maturity securities are accounted for at amortized cost.
The table below presents information about held-to-maturity securities by type and tenor.

$ in millions	Amortized Cost	Fair Value	Weighted Average Yield
As of March 2023
Less than 1 year	$6,685	$6,572	2.39%
1 year to 5 years	45,452	44,710	3.15%
5 years to 10 years	1,433	1,400	3.19%
Total U.S. government obligations	53,570	52,682	3.06%

5 years to 10 years	3	2	6.60%
Greater than 10 years	236	234	3.15%
Total securities backed by real estate	239	236	3.21%
Total held-to-maturity securities	$53,809	$52,918	3.06%
As of December 2022
Less than 1 year	$5,319	$5,282	2.98%
1 year to 5 years	45,154	43,852	3.00%
5 years to 10 years	1,026	966	2.89%
Total U.S. government obligations	51,499	50,100	2.99%

5 years to 10 years	2	2	5.63%
Greater than 10 years	161	158	3.18%
Total securities backed by real estate	163	160	3.24%
Total held-to-maturity securities	$51,662	$50,260	2.99%
In the table above:
•Substantially all of the securities backed by real estate consist of securities backed by residential real estate.
•As these securities are not accounted for at fair value, they are not included in the firm’s fair value hierarchy in Notes 4 and 5. Had these securities been included in the firm’s fair value hierarchy, U.S. government obligations would have been classified in level 1 and securities backed by real estate would have been primarily classified in level 2 of the fair value hierarchy as of both March 2023 and December 2022.
•The weighted average yield for held-to-maturity securities is presented on a pre-tax basis and computed using the effective interest rate of each security at the end of the period, weighted based on the amortized cost of each security.
•The gross unrealized gains were $154 million as of March 2023 and were not material as of December 2022. The gross unrealized losses were $1.05 billion as of March 2023 and $1.44 billion as of December 2022.
•Held-to-maturity securities are reviewed to determine if an allowance for credit losses should be recorded in the consolidated statements of earnings. The firm considers various factors in such determination, including market conditions, changes in issuer credit ratings, historical credit losses and sovereign guarantees. Provision for credit losses on such securities was not material during either the three months ended March 2023 or March 2022.
Note 9.
Loans
Loans includes (i) loans held for investment that are accounted for at amortized cost net of allowance for loan losses or at fair value under the fair value option and (ii) loans held for sale that are accounted for at the lower of cost or fair value. Interest on loans is recognized over the life of the loan and is recorded on an accrual basis.
The table below presents information about loans.

$ in millions	Amortized Cost	Fair Value	Held For Sale	Total
As of March 2023
Loan Type
Corporate	$37,206	$1,040	$1,612	$39,858
Commercial real estate	26,447	999	1,244	28,690
Residential real estate	18,099	4,389	2	22,490
Securities-based	15,934	–	–	15,934
Other collateralized	51,879	778	210	52,867
Consumer:
Installment	3,280	–	2,489	5,769
Credit cards	15,563	–	–	15,563
Other	1,328	300	307	1,935
Total loans, gross	169,736	7,506	5,864	183,106
Allowance for loan losses	(5,032)	–	–	(5,032)
Total loans	$164,704	$7,506	$5,864	$178,074

As of December 2022
Loan Type
Corporate	$36,822	$996	$2,317	$40,135
Commercial real estate	26,222	1,146	1,511	28,879
Residential real estate	18,523	4,511	1	23,035
Securities-based	16,671	–	–	16,671
Other collateralized	50,473	716	513	51,702
Consumer:
Installment	6,326	–	–	6,326
Credit cards	15,820	–	–	15,820
Other	1,723	286	252	2,261
Total loans, gross	172,580	7,655	4,594	184,829
Allowance for loan losses	(5,543)	–	–	(5,543)
Total loans	$167,037	$7,655	$4,594	$179,286
In the table above:
•Loans held for investment that are accounted for at amortized cost include net deferred fees and costs, and unamortized premiums and discounts, which are amortized over the life of the loan. These amounts were less than 1% of loans accounted for at amortized cost as of both March 2023 and December 2022.
•During the first quarter of 2023, the firm sold $1.0 billion of Marcus loans and transferred the remaining $2.88 billion of the Marcus loans portfolio to held for sale. As a result, the firm incurred a loss of approximately $470 million in net revenues, which was largely offset by a related reserve reduction of approximately $440 million in provision for credit losses.
•Substantially all loans had floating interest rates as of both March 2023 and December 2022.

Goldman Sachs March 2023 Form 10-Q	40

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
•Installment. Installment loans are unsecured loans originated by the firm.
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
Credit Quality
Risk Assessment. The firm’s risk assessment process includes evaluating the credit quality of its loans by the firm’s independent risk oversight and control function. For corporate loans and a majority of securities-based, real estate, other collateralized and other loans, the firm performs credit analyses which incorporate initial and ongoing evaluations of the capacity and willingness of a borrower to meet its financial obligations. These credit evaluations are performed on an annual basis or more frequently if deemed necessary as a result of events or changes in circumstances. The firm determines an internal credit rating for the borrower by considering the results of the credit evaluations and assumptions with respect to the nature of and outlook for the borrower’s industry and the economic environment. Beginning in the first quarter of 2023, the firm also takes into consideration collateral received or other credit support arrangements when determining an internal credit rating on collateralized loans, as management believes that this methodology better reflects the credit quality of the underlying loans. In the table below, prior period amounts have been conformed to reflect the current methodology. The impact to December 2022 was an increase in loans classified as investment-grade and a decrease in loans classified as non-investment-grade of $25.0 billion in real estate (warehouse loans) and other collateralized loans. For consumer loans and for loans that are not assigned an internal credit rating, the firm reviews certain key metrics, including, but not limited to, the Fair Isaac Corporation (FICO) credit scores, delinquency status, collateral value and other risk factors.

41	Goldman Sachs March 2023 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
The table below presents gross loans by an internally determined public rating agency equivalent or other credit metrics and the concentration of secured and unsecured loans.

$ in millions	Investment-Grade	Non-Investment- Grade	Other Metrics/Unrated	Total
As of March 2023
Accounting Method
Amortized cost	$88,707	$56,412	$24,617	$169,736
Fair value	2,242	2,745	2,519	7,506
Held for sale	299	2,996	2,569	5,864
Total	$91,248	$62,153	$29,705	$183,106
Loan Type
Corporate	$10,241	$29,617	$–	$39,858
Real estate:
Commercial	12,251	16,312	127	28,690
Residential	11,200	6,466	4,824	22,490
Securities-based	12,276	679	2,979	15,934
Other collateralized	44,536	8,196	135	52,867
Consumer:
Installment	–	–	5,769	5,769
Credit cards	–	–	15,563	15,563
Other	744	883	308	1,935
Total	$91,248	$62,153	$29,705	$183,106

Secured	90%	91%	27%	80%
Unsecured	10%	9%	73%	20%
Total	100%	100%	100%	100%
As of December 2022
Accounting Method
Amortized cost	$88,497	$55,122	$28,961	$172,580
Fair value	2,116	2,968	2,571	7,655
Held for sale	557	3,991	46	4,594
Total	$91,170	$62,081	$31,578	$184,829
Loan Type
Corporate	$10,200	$29,935	$–	$40,135
Real estate:
Commercial	11,922	16,822	135	28,879
Residential	11,994	5,670	5,371	23,035
Securities-based	12,901	764	3,006	16,671
Other collateralized	43,093	8,291	318	51,702
Consumer:
Installment	–	–	6,326	6,326
Credit cards	–	–	15,820	15,820
Other	1,060	599	602	2,261
Total	$91,170	$62,081	$31,578	$184,829

Secured	89%	90%	27%	79%
Unsecured	11%	10%	73%	21%
Total	100%	100%	100%	100%

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
The firm also assigns a regulatory risk rating to its loans based on the definitions provided by the U.S. federal bank regulatory agencies. Total loans included 91% of loans as of March 2023 and 93% of loans as of December 2022 that were rated pass/non-criticized.

Goldman Sachs March 2023 Form 10-Q	42

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Vintage. The tables below present gross loans accounted for at amortized cost (excluding installment and credit card loans) by an internally determined public rating agency equivalent or other credit metrics and origination year for term loans.

	As of March 2023
$ in millions	Investment- Grade	Non-Investment- Grade	Other Metrics/ Unrated	Total
2023	$280	$301	$–	$581
2022	2,543	3,681	–	6,224
2021	1,485	4,210	–	5,695
2020	518	2,558	–	3,076
2019	192	2,695	–	2,887
2018 or earlier	440	4,049	–	4,489
Revolving	4,593	9,661	–	14,254
Corporate	10,051	27,155	–	37,206
2023	91	62	–	153
2022	861	3,819	55	4,735
2021	923	3,532	–	4,455
2020	422	1,555	–	1,977
2019	339	1,409	–	1,748
2018 or earlier	1,350	1,088	11	2,449
Revolving	7,915	3,015	–	10,930
Commercial real estate	11,901	14,480	66	26,447
2023	219	115	133	467
2022	1,499	1,043	1,101	3,643
2021	986	1,341	1,169	3,496
2020	6	30	63	99
2019	7	36	61	104
2018 or earlier	21	244	64	329
Revolving	7,407	2,554	–	9,961
Residential real estate	10,145	5,363	2,591	18,099
2022	5	–	–	5
2019	8	–	–	8
2018 or earlier	275	22	–	297
Revolving	11,988	657	2,979	15,624
Securities-based	12,276	679	2,979	15,934
2023	1,406	364	–	1,770
2022	4,160	794	48	5,002
2021	3,291	1,058	32	4,381
2020	1,867	374	35	2,276
2019	481	57	11	549
2018 or earlier	762	236	7	1,005
Revolving	31,667	5,229	–	36,896
Other collateralized	43,634	8,112	133	51,879
2023	11	20	–	31
2022	17	96	–	113
2021	17	160	–	177
2020	–	270	–	270
2019	–	8	–	8
2018 or earlier	–	–	5	5
Revolving	655	69	–	724
Other	700	623	5	1,328
Total	$88,707	$56,412	$5,774	$150,893
Percentage of total	59%	37%	4%	100%

	As of December 2022
$ in millions	Investment- Grade	Non-Investment- Grade	Other Metrics/ Unrated	Total
2022	$2,607	$4,042	$2	$6,651
2021	1,669	4,273	–	5,942
2020	684	2,595	–	3,279
2019	209	2,779	–	2,988
2018	759	1,911	–	2,670
2017 or earlier	508	2,329	–	2,837
Revolving	3,709	8,746	–	12,455
Corporate	10,145	26,675	2	36,822
2022	805	3,900	2	4,707
2021	771	3,460	–	4,231
2020	407	1,740	–	2,147
2019	480	1,267	–	1,747
2018	212	469	–	681
2017 or earlier	1,238	797	11	2,046
Revolving	7,660	3,003	–	10,663
Commercial real estate	11,573	14,636	13	26,222
2022	1,493	833	1,307	3,633
2021	1,263	888	1,357	3,508
2020	8	6	89	103
2019	7	–	99	106
2018	10	50	138	198
2017 or earlier	31	10	142	183
Revolving	8,065	2,727	–	10,792
Residential real estate	10,877	4,514	3,132	18,523
2022	5	–	–	5
2018	1	–	–	1
2017 or earlier	–	291	–	291
Revolving	12,895	473	3,006	16,374
Securities-based	12,901	764	3,006	16,671
2022	4,556	751	113	5,420
2021	3,339	1,098	146	4,583
2020	1,871	701	36	2,608
2019	523	79	12	614
2018	545	108	6	659
2017 or earlier	487	108	–	595
Revolving	30,669	5,323	2	35,994
Other collateralized	41,990	8,168	315	50,473
2022	44	105	–	149
2021	17	162	–	179
2020	–	29	262	291
2019	–	10	–	10
2017 or earlier	–	–	5	5
Revolving	950	59	80	1,089
Other	1,011	365	347	1,723
Total	$88,497	$55,122	$6,815	$150,434
Percentage of total	59%	37%	4%	100%
In the tables above, revolving loans which converted to term loans were $485 million as of March 2023 and $725 million as of December 2022, and primarily included other collateralized loans.

43	Goldman Sachs March 2023 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
The table below presents gross installment loans by refreshed FICO credit scores and origination year and gross credit card loans by refreshed FICO credit scores.

$ in millions	Greater than or equal to 660	Less than 660	Total
As of March 2023
2023	$1,037	$48	$1,085
2022	1,995	155	2,150
2021	19	15	34
2020	2	3	5
2019	1	3	4
2018 or earlier	–	2	2
Installment	3,054	226	3,280
Credit cards	10,290	5,273	15,563
Total	$13,344	$5,499	$18,843

Percentage of total:
Installment	93%	7%	100%
Credit cards	66%	34%	100%
Total	71%	29%	100%

As of December 2022
2022	$4,349	$242	$4,591
2021	1,080	109	1,189
2020	251	23	274
2019	160	23	183
2018	70	13	83
2017 or earlier	5	1	6
Installment	5,915	411	6,326
Credit cards	10,762	5,058	15,820
Total	$16,677	$5,469	$22,146

Percentage of total:
Installment	94%	6%	100%
Credit cards	68%	32%	100%
Total	75%	25%	100%
In the table above, credit card loans consist of revolving lines of credit.
Credit Concentrations. The table below presents the concentration of gross loans by region.

$ in millions	Carrying Value	Americas	EMEA	Asia	Total
As of March 2023
Corporate	$39,858	61%	30%	9%	100%
Commercial real estate	28,690	79%	16%	5%	100%
Residential real estate	22,490	95%	4%	1%	100%
Securities-based	15,934	83%	16%	1%	100%
Other collateralized	52,867	86%	12%	2%	100%
Consumer:
Installment	5,769	100%	–	–	100%
Credit cards	15,563	100%	–	–	100%
Other	1,935	90%	10%	–	100%
Total	$183,106	82%	15%	3%	100%
As of December 2022
Corporate	$40,135	57%	34%	9%	100%
Commercial real estate	28,879	79%	16%	5%	100%
Residential real estate	23,035	96%	3%	1%	100%
Securities-based	16,671	83%	15%	2%	100%
Other collateralized	51,702	86%	12%	2%	100%
Consumer:
Installment	6,326	100%	–	–	100%
Credit cards	15,820	100%	–	–	100%
Other	2,261	89%	11%	–	100%
Total	$184,829	81%	15%	4%	100%
In the table above:
•EMEA represents Europe, Middle East and Africa.
•The top five industry concentrations for corporate loans as of March 2023 were 26% for technology, media & telecommunications, 18% for diversified industrials, 12% for real estate, 11% for healthcare and 10% for consumer & retail.
•The top five industry concentrations for corporate loans as of December 2022 were 26% for technology, media & telecommunications, 18% for diversified industrials, 11% for real estate, 10% for healthcare and 10% for consumer & retail.
Nonaccrual, Past Due and Modified Loans. Loans accounted for at amortized cost (other than credit card loans) are placed on nonaccrual status when it is probable that the firm will not collect all principal and interest due under the contractual terms, regardless of the delinquency status or if a loan is past due for 90 days or more, unless the loan is both well collateralized and in the process of collection. At that time, all accrued but uncollected interest is reversed against interest income and interest subsequently collected is recognized on a cash basis to the extent the loan balance is deemed collectible. Otherwise, all cash received is used to reduce the outstanding loan balance. A loan is considered past due when a principal or interest payment has not been made according to its contractual terms. Credit card loans are not placed on nonaccrual status and accrue interest until the loan is paid in full or is charged off.
The table below presents information about past due loans.

$ in millions	30-89 days	90 days or more	Total
As of March 2023
Corporate	$–	$58	$58
Commercial real estate	66	432	498
Residential real estate	2	6	8
Securities-based	22	–	22
Other collateralized	92	6	98
Consumer:
Installment	54	19	73
Credit cards	295	308	603
Other	16	5	21
Total	$547	$834	$1,381
Total divided by gross loans at amortized cost			0.8%

As of December 2022
Corporate	$–	$92	$92
Commercial real estate	47	362	409
Residential real estate	4	6	10
Securities-based	1	–	1
Other collateralized	10	5	15
Consumer:
Installment	46	17	63
Credit cards	291	265	556
Other	17	5	22
Total	$416	$752	$1,168
Total divided by gross loans at amortized cost			0.7%

Goldman Sachs March 2023 Form 10-Q	44

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
The table below presents information about nonaccrual loans.

	As of
	March	December
$ in millions	2023	2022
Corporate	$1,738	$1,432
Commercial real estate	1,575	1,079
Residential real estate	66	93
Other collateralized	107	65
Other	26	–
Installment	21	41
Total	$3,533	$2,710
Total divided by gross loans at amortized cost	2.1%	1.6%
In the table above:
•Nonaccrual loans included $605 million as of March 2023 and $483 million as of December 2022 of loans that were 30 days or more past due.
•Loans that were 90 days or more past due and still accruing were not material as of both March 2023 and December 2022.
•Allowance for loan losses as a percentage of total nonaccrual loans was 142.4% as of March 2023 and 204.5% as of December 2022.
In certain circumstances, the firm may modify the original terms of a loan agreement by granting a concession to a borrower experiencing financial difficulty, typically in the form of a modification of loan covenants, but may also include forbearance of interest or principal, payment extensions or interest rate reductions. These modifications, to the extent significant, were considered TDRs as of December 2022. In January 2023, the firm adopted ASU No. 2022-02, which eliminated the recognition and measurement guidance for TDRs and requires enhanced disclosures for certain loan modifications. As of December 2022, loans modified in a TDR were $231 million and commitments related to such loans were not material. Substantially all of such loans modified in a TDR were related to corporate and commercial real estate loans. During the three months ended March 2023, the firm provided loan modifications (in the form of term extensions) to borrowers experiencing financial difficulty. The carrying value of such loans was $337 million as of March 2023 and commitments related to such loans were not material. Substantially all of such loan modifications were related to corporate and commercial real estate loans. The impact of these modifications was not material for the three months ended March 2023.

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

45	Goldman Sachs March 2023 Form 10-Q

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
The table below presents gross loans and lending commitments accounted for at amortized cost by portfolio.

	As of
	March 2023		December 2022
$ in millions	Loans	Lending Commitments	Loans	Lending Commitments
Wholesale
Corporate	$37,206	$135,509	$36,822	$137,149
Commercial real estate	26,447	3,295	26,222	3,692
Residential real estate	18,099	2,001	18,523	3,089
Securities-based	15,934	718	16,671	508
Other collateralized	51,879	12,982	50,473	13,209
Other	1,328	1,015	1,723	944
Consumer
Installment	3,280	2,271	6,326	1,882
Credit cards	15,563	66,373	15,820	62,216
Total	$169,736	$224,164	$172,580	$222,689
In the table above, wholesale loans included $3.51 billion as of March 2023 and $2.67 billion as of December 2022 of nonaccrual loans for which the allowance for credit losses was measured on an asset-specific basis. The allowance for credit losses on these loans was $647 million as of March 2023 and $535 million as of December 2022. These loans included $692 million as of March 2023 and $384 million as of December 2022 of loans which did not require a reserve as the loan was deemed to be recoverable.
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
The allowance for loan losses for wholesale loans that do not share similar risk characteristics, such as nonaccrual loans, is calculated using the present value of expected future cash flows discounted at the loan’s effective rate, the observable market price of the loan or the fair value of the collateral.
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
Installment loans are charged off when they are 120 days past due. Credit card loans are charged off when they are 180 days past due.

Goldman Sachs March 2023 Form 10-Q	46

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Allowance for Credit Losses Rollforward
The table below presents information about the allowance for credit losses.

$ in millions	Wholesale	Consumer	Total
Three Months Ended March 2023
Allowance for loan losses
Beginning balance	$2,562	$2,981	$5,543
Charge-offs	(25)	(271)	(296)
Recoveries	14	24	38
Net (charge-offs)/recoveries	(11)	(247)	(258)
Provision	8	(257)	(249)
Other	(4)	–	(4)
Ending balance	$2,555	$2,477	$5,032

Allowance ratio	1.7%	13.1%	3.0%
Net charge-off ratio	–	4.6%	0.6%
Allowance for losses on lending commitments
Beginning balance	$711	$63	$774
Provision	(16)	(9)	(25)
Other	(2)	–	(2)
Ending balance	$693	$54	$747

Three Months Ended March 2022
Allowance for loan losses
Beginning balance	$2,135	$1,438	$3,573
Charge-offs	(98)	(87)	(185)
Recoveries	12	19	31
Net (charge-offs)/recoveries	(86)	(68)	(154)
Provision	257	416	673
Other	(6)	–	(6)
Ending balance	$2,300	$1,786	$4,086

Allowance ratio	1.7%	12.2%	2.7%
Net charge-off ratio	0.3%	2.1%	0.4%
Allowance for losses on lending commitments
Beginning balance	$589	$187	$776
Provision	73	(185)	(112)
Ending balance	$662	$2	$664
In the table above:
•Other primarily represented the reduction to the allowance related to loans and lending commitments transferred to held for sale.
•The allowance ratio is calculated by dividing the allowance for loan losses by gross loans accounted for at amortized cost.
•The net charge-off ratio is calculated by dividing annualized net (charge-offs)/recoveries by average gross loans accounted for at amortized cost.

Forecast Model Inputs as of March 2023
When modeling expected credit losses, the firm employs a weighted, multi-scenario forecast, which includes baseline, adverse and favorable economic scenarios. As of March 2023, this multi-scenario forecast was weighted towards the baseline and adverse economic scenarios.
The table below presents the forecasted U.S. unemployment and U.S. GDP growth rates used in the baseline economic scenario of the forecast model.

As of March 2023
U.S. unemployment rate
Forecast for the quarter ended:
June 2023	3.6%
December 2023	4.1%
June 2024	4.5%

Growth in U.S. GDP
Forecast for the year:
2023	1.2%
2024	0.9%
2025	1.7%
The adverse economic scenario of the forecast model reflects a global recession in 2023 and a more aggressive tightening of monetary policy by central banks, resulting in an economic contraction and rising unemployment rates. In this scenario, the U.S. unemployment rate peaks at approximately 7.4% during the second quarter of 2024 and the maximum decline in the quarterly U.S. GDP relative to the first quarter of 2023 is approximately 2.7%, which occurs during the first quarter of 2024.
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

47	Goldman Sachs March 2023 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Allowance for Credit Losses Commentary
Three Months Ended March 2023. The allowance for credit losses decreased by $538 million during the three months ended March 2023, reflecting a reserve reduction of approximately $440 million associated with the sale of Marcus loans and transfer of the remaining Marcus loans portfolio to held for sale and reserve releases based on actual repayment experience, partially offset by growth in the firm's consumer point-of-sale loans portfolio.
Charge-offs for the three months ended March 2023 for wholesale loans were not material and charge-offs for consumer loans were primarily related to credit cards.
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
Charge-offs for the three months ended March 2022 for wholesale loans were primarily related to corporate loans and charge-offs for consumer loans were primarily related to credit cards.
Estimated Fair Value
The table below presents the estimated fair value of loans that are not accounted for at fair value and in what level of the fair value hierarchy they would have been classified if they had been included in the firm’s fair value hierarchy.

	Carrying Value	Estimated Fair Value
$ in millions		Level 2	Level 3	Total
As of March 2023
Amortized cost	$164,704	$86,265	$80,182	$166,447
Held for sale	$5,864	$1,905	$3,978	$5,883
As of December 2022
Amortized cost	$167,037	$85,921	$83,121	$169,042
Held for sale	$4,594	$2,592	$2,014	$4,606
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

Goldman Sachs March 2023 Form 10-Q	48

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Gains and Losses on Other Financial Assets and Liabilities Accounted for at Fair Value Under the Fair Value Option
The table below presents the gains and losses recognized in earnings as a result of the election to apply the fair value option to certain financial assets and liabilities.

	Three Months Ended March
$ in millions	2023	2022
Unsecured short-term borrowings	$(1,761)	$1,705
Unsecured long-term borrowings	(2,307)	2,547
Other	(141)	330
Total	$(4,209)	$4,582
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

Long-Term Debt Instruments
The aggregate contractual principal amount of long-term other secured financings, for which the fair value option was elected, exceeded the related fair value by $181 million as of March 2023. The related amount was not material as of December 2022.
The aggregate contractual principal amount of unsecured long-term borrowings, for which the fair value option was elected, exceeded the related fair value by $4.74 billion as of March 2023 and $5.03 billion as of December 2022.
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

	Three Months Ended March
$ in millions	2023	2022
Pre-tax DVA	$(1)	$993
After-tax DVA	$(1)	$740
In the table above:
•After-tax DVA is included in debt valuation adjustment in the consolidated statements of comprehensive income.
•The gains/(losses) reclassified to market making in the consolidated statements of earnings from accumulated other comprehensive income/(loss) upon extinguishment of such financial liabilities were not material for both the three months ended March 2023 and March 2022.

49	Goldman Sachs March 2023 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Loans and Lending Commitments
The table below presents the difference between the aggregate fair value and the aggregate contractual principal amount for loans (included in trading assets and loans in the consolidated balance sheets) for which the fair value option was elected.

	As of
	March	December
$ in millions	2023	2022
Performing loans
Aggregate contractual principal in excess of fair value	$1,928	$2,645

Loans on nonaccrual status and/or more than 90 days past due
Aggregate contractual principal in excess of fair value	$2,887	$3,331
Aggregate fair value	$2,369	$2,633
In the table above, the aggregate contractual principal amount of loans on nonaccrual status and/or more than 90 days past due (which excludes loans carried at zero fair value and considered uncollectible) exceeds the related fair value primarily because the firm regularly purchases loans, such as distressed loans, at values significantly below the contractual principal amounts.
The fair value of unfunded lending commitments for which the fair value option was elected was a liability of $16 million as of March 2023 and $22 million as of December 2022, and the related total contractual amount of these lending commitments was $215 million as of March 2023 and $307 million as of December 2022. See Note 18 for further information about lending commitments.
Impact of Credit Spreads on Loans and Lending Commitments
The estimated net gain/(loss) attributable to changes in instrument-specific credit spreads on loans and lending commitments for which the fair value option was elected was $8 million for the three months ended March 2023 and $(2) million for the three months ended March 2022. The firm generally calculates the fair value of loans and lending commitments for which the fair value option is elected by discounting future cash flows at a rate which incorporates the instrument-specific credit spreads. For floating-rate loans and lending commitments, substantially all changes in fair value are attributable to changes in instrument-specific credit spreads, whereas for fixed-rate loans and lending commitments, changes in fair value are also attributable to changes in interest rates.

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

Goldman Sachs March 2023 Form 10-Q	50

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
Substantially all of the securities borrowed and loaned within Equities financing are recorded based on the amount of cash collateral advanced or received plus accrued interest. The firm also reviews such securities borrowed to determine if an allowance for credit losses should be recorded by taking into consideration the fair value of collateral received. As these agreements generally can be terminated on demand, they exhibit little, if any, sensitivity to changes in interest rates. Therefore, the carrying value of such agreements approximates fair value. As these agreements are not accounted for at fair value, they are not included in the firm’s fair value hierarchy in Notes 4 and 5. Had these agreements been included in the firm’s fair value hierarchy, they would have been classified in level 2 as of both March 2023 and December 2022.
Offsetting Arrangements
The table below presents resale and repurchase agreements and securities borrowed and loaned transactions included in the consolidated balance sheets, as well as the amounts not offset in the consolidated balance sheets.

	Assets		Liabilities
$ in millions	Resale agreements	Securities borrowed	Repurchase agreements	Securities loaned
As of March 2023
Included in the consolidated balance sheets
Gross carrying value	$281,953	$203,830	$277,189	$46,972
Counterparty netting	(79,802)	(653)	(79,802)	(653)
Total	202,151	203,177	197,387	46,319

Amounts not offset
Counterparty netting	(22,899)	(6,480)	(22,899)	(6,480)
Collateral	(167,725)	(189,121)	(172,373)	(39,042)
Total	$11,527	$7,576	$2,115	$797
As of December 2022
Included in the consolidated balance sheets
Gross carrying value	$334,042	$199,623	$219,274	$41,309
Counterparty netting	(108,925)	(10,582)	(108,925)	(10,582)
Total	225,117	189,041	110,349	30,727

Amounts not offset
Counterparty netting	(15,350)	(4,576)	(15,350)	(4,576)
Collateral	(204,843)	(171,997)	(92,997)	(25,578)
Total	$4,924	$12,468	$2,002	$573
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
•Securities borrowed included in the consolidated balance sheets of $40.60 billion as of March 2023 and $38.58 billion as of December 2022, and securities loaned of $5.73 billion as of March 2023 and $4.37 billion as of December 2022 were at fair value under the fair value option. See Note 5 for further information about securities borrowed and securities loaned accounted for at fair value.

51	Goldman Sachs March 2023 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Gross Carrying Value of Repurchase Agreements and Securities Loaned
The table below presents the gross carrying value of repurchase agreements and securities loaned by class of collateral pledged.

$ in millions	Repurchase agreements	Securities loaned
As of March 2023
Money market instruments	$1,116	$–
U.S. government and agency obligations	156,350	210
Non-U.S. government and agency obligations	88,963	789
Securities backed by commercial real estate	528	23
Securities backed by residential real estate	1,249	1
Corporate debt securities	16,930	459
State and municipal obligations	35	–
Other debt obligations	249	8
Equity securities	11,769	45,482
Total	$277,189	$46,972
As of December 2022
Money market instruments	$10	$–
U.S. government and agency obligations	112,825	55
Non-U.S. government and agency obligations	87,828	594
Securities backed by commercial real estate	172	–
Securities backed by residential real estate	466	–
Corporate debt securities	11,398	295
State and municipal obligations	143	–
Other debt obligations	108	–
Equity securities	6,324	40,365
Total	$219,274	$41,309
The table below presents the gross carrying value of repurchase agreements and securities loaned by maturity.

	As of March 2023
$ in millions	Repurchase agreements	Securities loaned
No stated maturity and overnight	$125,201	$32,180
2 - 30 days	71,999	434
31 - 90 days	26,718	1,144
91 days - 1 year	45,044	8,208
Greater than 1 year	8,227	5,006
Total	$277,189	$46,972
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
Other secured financings included nonrecourse arrangements. Nonrecourse other secured financings were $7.99 billion as of March 2023 and $7.94 billion as of December 2022.
The firm has elected to apply the fair value option to substantially all other secured financings because the use of fair value eliminates non-economic volatility in earnings that would arise from using different measurement attributes. See Note 10 for further information about other secured financings that are accounted for at fair value.
Other secured financings that are not recorded at fair value are recorded based on the amount of cash received plus accrued interest, which generally approximates fair value. As these financings are not accounted for at fair value, they are not included in the firm’s fair value hierarchy in Notes 4 and 5. Had these financings been included in the firm’s fair value hierarchy, substantially all would have been classified in level 3 as of both March 2023 and December 2022.
The table below presents information about other secured financings.

$ in millions	U.S. Dollar	Non-U.S. Dollar	Total
As of March 2023
Other secured financings (short-term):
At fair value	$7,809	$2,870	$10,679
At amortized cost	409	391	800
Other secured financings (long-term):
At fair value	3,575	3,148	6,723
At amortized cost	309	–	309
Total other secured financings	$12,102	$6,409	$18,511

Other secured financings collateralized by:
Financial instruments	$7,815	$5,364	$13,179
Other assets	$4,287	$1,045	$5,332
As of December 2022
Other secured financings (short-term):
At fair value	$3,478	$2,963	$6,441
At amortized cost	398	–	398
Other secured financings (long-term):
At fair value	3,793	2,522	6,315
At amortized cost	395	397	792
Total other secured financings	$8,064	$5,882	$13,946

Other secured financings collateralized by:
Financial instruments	$3,817	$4,895	$8,712
Other assets	$4,247	$987	$5,234

Goldman Sachs March 2023 Form 10-Q	52

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
In the table above:
•Short-term other secured financings includes financings maturing within one year of the financial statement date and financings that are redeemable within one year of the financial statement date at the option of the holder.
•U.S. dollar-denominated short-term other secured financings at amortized cost had a weighted average interest rate of 5.51% as of March 2023 and 5.56% as of December 2022. These rates include the effect of hedging activities.
•Non-U.S. dollar-denominated short-term other secured financings at amortized cost had a weighted average interest rate of 0.45% as of March 2023. This rate includes the effect of hedging activities.
•U.S. dollar-denominated long-term other secured financings at amortized cost had a weighted average interest rate of 3.49% as of March 2023 and 3.54% as of December 2022. These rates include the effect of hedging activities.
•Non-U.S. dollar-denominated long-term other secured financings at amortized cost had a weighted average interest rate of 0.45% as of December 2022. This rate includes the effect of hedging activities.
•Total other secured financings included $1.94 billion as of March 2023 and $1.69 billion as of December 2022 related to transfers of financial assets accounted for as financings rather than sales. Such financings were collateralized by financial assets, primarily included in trading assets, of $1.90 billion as of March 2023 and $1.64 billion as of December 2022.
•Other secured financings collateralized by financial instruments included $11.59 billion as of March 2023 and $7.49 billion as of December 2022 of other secured financings collateralized by trading assets, investments and loans, and included $1.59 billion as of March 2023 and $1.22 billion as of December 2022 of other secured financings collateralized by financial instruments received as collateral and repledged.

The table below presents other secured financings by maturity.

As of
$ in millions	March 2023
Other secured financings (short-term)	$11,479
Other secured financings (long-term):
2024	2,046
2025	1,279
2026	994
2027	167
2028	844
2029 - thereafter	1,702
Total other secured financings (long-term)	7,032
Total other secured financings	$18,511
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

53	Goldman Sachs March 2023 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
The table below presents financial instruments at fair value received as collateral that were available to be delivered or repledged and were delivered or repledged.

	As of
	March	December
$ in millions	2023	2022
Collateral available to be delivered or repledged	$956,347	$971,699
Collateral that was delivered or repledged	$809,466	$797,919
The table below presents information about assets pledged.

	As of
	March	December
$ in millions	2023	2022
Pledged to counterparties that had the right to deliver or repledge
Trading assets	$81,927	$40,143
Investments	$10,223	$9,818

Pledged to counterparties that did not have the right to deliver or repledge
Trading assets	$123,009	$70,912
Investments	$11,837	$1,726
Loans	$8,847	$6,600
Other assets	$7,390	$7,525
The firm also segregates securities for regulatory and other purposes related to client activity. Such securities are segregated from trading assets and investments, as well as from securities received as collateral under resale agreements and securities borrowed transactions. Securities segregated by the firm were $42.98 billion as of March 2023 and $49.60 billion as of December 2022.
Note 12.
Other Assets
The table below presents other assets by type.

	As of
	March	December
$ in millions	2023	2022
Property, leasehold improvements and equipment	$16,461	$17,074
Goodwill	6,439	6,374
Identifiable intangible assets	1,965	2,009
Operating lease right-of-use assets	2,148	2,172
Income tax-related assets	6,794	7,012
Miscellaneous receivables and other	7,995	4,567
Total	$41,802	$39,208

Property, Leasehold Improvements and Equipment
Property, leasehold improvements and equipment is net of accumulated depreciation and amortization of $12.88 billion as of March 2023 and $12.19 billion as of December 2022. Property, leasehold improvements and equipment included $7.02 billion as of March 2023 and $7.17 billion as of December 2022 that the firm uses in connection with its operations, and $77 million as of March 2023 and $89 million as of December 2022 of foreclosed real estate primarily related to distressed loans that were purchased by the firm. The remainder is held by investment entities, including VIEs, consolidated by the firm. Substantially all property and equipment is depreciated on a straight-line basis over the useful life of the asset. Leasehold improvements are amortized on a straight-line basis over the shorter of the useful life of the improvement or the term of the lease. Capitalized costs of software developed or obtained for internal use are amortized on a straight-line basis over three years.
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
During the three months ended March 2023, the firm had impairments of approximately $355 million related to consolidated real estate investments and approximately $35 million related to capitalized software. Substantially all of these impairments were included within Asset & Wealth Management. There were no material impairments during the three months ended March 2022.

Goldman Sachs March 2023 Form 10-Q	54

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Goodwill
Goodwill is the cost of acquired companies in excess of the fair value of net assets, including identifiable intangible assets, at the acquisition date.
The table below presents the carrying value of goodwill by reporting unit.

	As of
	March	December
$ in millions	2023	2022
Global Banking & Markets:
Investment banking	$267	$267
FICC	269	269
Equities	2,647	2,647
Asset & Wealth Management:
Asset management	1,398	1,385
Wealth management	1,340	1,310
Platform Solutions:
Consumer platforms	504	482
Transaction banking and other	14	14
Total	$6,439	$6,374
In the table above:
•The increase in goodwill from December 2022 to March 2023 was primarily attributable to an updated purchase price allocation related to the GreenSky acquisition.
•During 2022, goodwill increased by $2.09 billion, substantially all in connection with the acquisitions of GreenSky and NN Investment Partners (NNIP).
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
In the fourth quarter of 2022, goodwill was tested for impairment using a quantitative test. The estimated fair value of each of the reporting units exceeded its respective carrying value, and therefore, goodwill was not impaired.

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
Based on the evaluation of relevant factors during the first quarter of 2023, including stress in the banking sector, the firm determined it was more likely than not that the estimated fair value of each of the reporting units exceeded its respective carrying value as of March 2023.
Identifiable Intangible Assets
The table below presents identifiable intangible assets by type.

	As of
	March	December
$ in millions	2023	2022
Customer lists and merchant relationships
Gross carrying value	$3,237	$3,225
Accumulated amortization	(1,321)	(1,275)
Net carrying value	1,916	1,950

Acquired leases and other
Gross carrying value	481	486
Accumulated amortization	(432)	(427)
Net carrying value	49	59

Total gross carrying value	3,718	3,711
Total accumulated amortization	(1,753)	(1,702)
Total net carrying value	$1,965	$2,009
The firm did not acquire any identifiable intangible assets during the three months ended March 2023. The firm acquired approximately $1.79 billion of identifiable intangible assets (with a weighted average amortization period of 13 years) during 2022, substantially all in connection with the acquisitions of GreenSky and NNIP. Substantially all of these identifiable intangible assets consisted of customer lists and merchant relationships.
Substantially all of the firm’s identifiable intangible assets have finite useful lives and are amortized over their estimated useful lives generally using the straight-line method.

55	Goldman Sachs March 2023 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
The tables below present information about the amortization of identifiable intangible assets.

	Three Months Ended March
$ in millions	2023	2022
Amortization	$52	$19

As of
$ in millions	March 2023
Estimated future amortization
Remainder of 2023	$150
2024	$188
2025	$171
2026	$164
2027	$163
2028	$162
The firm tests identifiable intangible assets for impairment when events or changes in circumstances suggest that an asset’s or asset group’s carrying value may not be fully recoverable. To the extent the carrying value of an asset or asset group exceeds the projected undiscounted cash flows expected to result from the use and eventual disposal of the asset or asset group, the firm determines the asset or asset group is impaired and records an impairment equal to the difference between the estimated fair value and the carrying value of the asset or asset group. In addition, the firm will recognize an impairment prior to the sale of an asset or asset group if the carrying value of the asset or asset group exceeds its estimated fair value. There were no material impairments during either the three months ended March 2023 or March 2022.
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
An operating lease right-of-use asset is initially determined based on the operating lease liability, adjusted for initial direct costs, lease incentives and amounts paid at or prior to lease commencement. This amount is then amortized over the lease term. Right-of-use assets and operating lease liabilities recognized (in non-cash transactions for leases entered into or assumed) by the firm were $38 million for the three months ended March 2023 and $67 million for the three months ended March 2022. See Note 15 for information about operating lease liabilities.
For leases where the firm will derive no economic benefit from leased space that it has vacated or where the firm has shortened the term of a lease when space is no longer needed, the firm will record an impairment or accelerated amortization of right-of-use assets. There were no material impairments or accelerated amortizations during either the three months ended March 2023 or March 2022.
Miscellaneous Receivables and Other
Miscellaneous receivables and other included:
•A term deposit with First Republic Bank of approximately $2.4 billion as of March 2023. This deposit is accounted for at cost, net of an allowance for credit losses.
•Investments in qualified affordable housing projects of $1.30 billion as of March 2023 and $793 million as of December 2022. The firm accounts for these investments using the proportional amortization method such that the investment is amortized in proportion to the income tax credits received on such investments. The amortization of investments and the related income tax credit are recorded as a component of the provision for taxes. The impact of the amortization and the related tax credits was not material for both the three months ended March 2023 and March 2022.
•Assets classified as held for sale of $122 million as of March 2023 and $285 million as of December 2022 related to certain of the firm’s consolidated investments within Asset & Wealth Management, substantially all of which consisted of property and equipment.
Note 13.
Deposits
The table below presents the types and sources of deposits.

$ in millions	Savings and Demand	Time	Total
As of March 2023
Private bank and consumer	$185,793	$32,939	$218,732
Brokered certificates of deposit	–	29,804	29,804
Deposit sweep programs	39,117	–	39,117
Transaction banking	67,972	3,344	71,316
Other	1,052	15,510	16,562
Total	$293,934	$81,597	$375,531
As of December 2022
Private bank and consumer	$192,713	$33,046	$225,759
Brokered certificates of deposit	–	32,624	32,624
Deposit sweep programs	44,819	–	44,819
Transaction banking	65,155	5,069	70,224
Other	808	12,431	13,239
Total	$303,495	$83,170	$386,665

Goldman Sachs March 2023 Form 10-Q	56

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
In the table above:
•Substantially all deposits are interest-bearing.
•Savings and demand accounts consist of money market deposit accounts, negotiable order of withdrawal accounts and demand deposit accounts that have no stated maturity or expiration date.
•Time deposits included $18.53 billion as of March 2023 and $15.75 billion as of December 2022 of deposits accounted for at fair value under the fair value option. See Note 10 for further information about deposits accounted for at fair value.
•Time deposits had a weighted average maturity of approximately 0.9 years as of both March 2023 and December 2022.
•Deposit sweep programs include long-term contractual agreements with U.S. broker-dealers who sweep client cash to FDIC-insured deposits.
•Transaction banking deposits consists of deposits that the firm raised through its cash management services business for corporate and other institutional clients.
•Other deposits represent deposits from institutional clients.
•Deposits insured by the FDIC were $185.15 billion as of March 2023 and $184.88 billion as of December 2022.
•Deposits insured by non-U.S. insurance programs were $24.67 billion as of March 2023 and $31.74 billion as of December 2022. The decline in insured deposits from December 2022 reflected a change in an insurance program that became effective in January 2023, which reduced the population of deposit accounts eligible for insurance coverage and lowered the applicable insurance limits.
The table below presents the location of deposits.

	As of
	March	December
$ in millions	2023	2022
U.S. offices	$297,425	$313,598
Non-U.S. offices	78,106	73,067
Total	$375,531	$386,665
In the table above, U.S. deposits were held at Goldman Sachs Bank USA (GS Bank USA) and substantially all non-U.S. deposits were held at Goldman Sachs International Bank (GSIB) and Goldman Sachs Bank Europe SE (GSBE).
The table below presents maturities of time deposits held in U.S. and non-U.S. offices.

	As of March 2023
$ in millions	U.S.	Non-U.S.	Total
Remainder of 2023	$28,834	$18,695	$47,529
2024	20,350	3,312	23,662
2025	4,034	223	4,257
2026	2,598	276	2,874
2027	1,224	192	1,416
2028	598	182	780
2029 - thereafter	892	187	1,079
Total	$58,530	$23,067	$81,597
As of March 2023, deposits in U.S. offices included $12.70 billion and deposits in non-U.S. offices included $22.21 billion of time deposits in denominations that met or exceeded the applicable insurance limits, or were otherwise not covered by insurance.
The firm’s savings and demand deposits are recorded based on the amount of cash received plus accrued interest, which approximates fair value. In addition, the firm designates certain derivatives as fair value hedges to convert a portion of its time deposits not accounted for at fair value from fixed-rate obligations into floating-rate obligations. The carrying value of time deposits not accounted for at fair value approximated fair value as of both March 2023 and December 2022. As these savings and demand deposits and time deposits are not accounted for at fair value, they are not included in the firm’s fair value hierarchy in Notes 4 and 5. Had these deposits been included in the firm’s fair value hierarchy, they would have been classified in level 2 as of both March 2023 and December 2022.
Note 14.
Unsecured Borrowings
The table below presents information about unsecured borrowings.

	As of
	March	December
$ in millions	2023	2022
Unsecured short-term borrowings	$64,603	$60,961
Unsecured long-term borrowings	240,794	247,138
Total	$305,397	$308,099
Unsecured Short-Term Borrowings
Unsecured short-term borrowings includes the portion of unsecured long-term borrowings maturing within one year of the financial statement date and unsecured long-term borrowings that are redeemable within one year of the financial statement date at the option of the holder.
The firm accounts for certain hybrid financial instruments at fair value under the fair value option. See Note 10 for further information about unsecured short-term borrowings that are accounted for at fair value. In addition, the firm designates certain derivatives as fair value hedges to convert a portion of its unsecured short-term borrowings not accounted for at fair value from fixed-rate obligations into floating-rate obligations. The carrying value of unsecured short-term borrowings that are not recorded at fair value generally approximates fair value due to the short-term nature of the obligations. As these unsecured short-term borrowings are not accounted for at fair value, they are not included in the firm’s fair value hierarchy in Notes 4 and 5. Had these borrowings been included in the firm’s fair value hierarchy, substantially all would have been classified in level 2 as of both March 2023 and December 2022.

57	Goldman Sachs March 2023 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
The table below presents information about unsecured short-term borrowings.

	As of
	March	December
$ in millions	2023	2022
Current portion of unsecured long-term borrowings	$37,069	$38,635
Hybrid financial instruments	21,664	18,383
Commercial paper	3,207	1,718
Other unsecured short-term borrowings	2,663	2,225
Total unsecured short-term borrowings	$64,603	$60,961
Weighted average interest rate	4.04%	3.71%
In the table above, the weighted average interest rates for these borrowings include the effect of hedging activities and exclude unsecured short-term borrowings accounted for at fair value under the fair value option. See Note 7 for further information about hedging activities.
Unsecured Long-Term Borrowings
The table below presents information about unsecured long-term borrowings.

$ in millions	U.S. Dollar	Non-U.S. Dollar	Total
As of March 2023
Fixed-rate obligations	$113,785	$39,003	$152,788
Floating-rate obligations	53,672	34,334	88,006
Total	$167,457	$73,337	$240,794
As of December 2022
Fixed-rate obligations	$118,986	$38,538	$157,524
Floating-rate obligations	55,689	33,925	89,614
Total	$174,675	$72,463	$247,138
In the table above:
•Unsecured long-term borrowings consists principally of senior borrowings, which have maturities extending through 2063.
•Floating-rate obligations includes equity-linked, credit-linked and indexed instruments. Floating interest rates are generally based on Euro Interbank Offered Rate, SOFR or USD LIBOR.
•U.S. dollar-denominated debt had interest rates ranging from 0.66% to 6.75% (with a weighted average rate of 3.56%) as of March 2023 and 0.66% to 6.75% (with a weighted average rate of 3.51%) as of December 2022. These rates exclude unsecured long-term borrowings accounted for at fair value under the fair value option.
•Non-U.S. dollar-denominated debt had interest rates ranging from 0.13% to 7.25% (with a weighted average rate of 1.88%) as of March 2023 and 0.13% to 7.25% (with a weighted average rate of 1.85%) as of December 2022. These rates exclude unsecured long-term borrowings accounted for at fair value under the fair value option.

The table below presents unsecured long-term borrowings by maturity.

As of
$ in millions	March 2023
2024	$35,683
2025	36,981
2026	22,578
2027	33,206
2028	21,446
2029 - thereafter	90,900
Total	$240,794
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
•Unsecured long-term borrowings included $(12.09) billion of adjustments to the carrying value of certain unsecured long-term borrowings resulting from the application of hedge accounting by year of maturity as follows: $(227) million in 2024, $(1.04) billion in 2025, $(683) million in 2026, $(1.33) billion in 2027, $(1.38) billion in 2028 and $(7.43) billion in 2029 and thereafter.
The firm designates certain derivatives as fair value hedges to convert a portion of fixed-rate unsecured long-term borrowings not accounted for at fair value into floating-rate obligations. See Note 7 for further information about hedging activities.
The table below presents unsecured long-term borrowings, after giving effect to such hedging activities.

	As of
	March	December
$ in millions	2023	2022
Fixed-rate obligations:
At fair value	$7,416	$6,147
At amortized cost	10,826	6,065
Floating-rate obligations:
At fair value	67,472	67,000
At amortized cost	155,080	167,926
Total	$240,794	$247,138

Goldman Sachs March 2023 Form 10-Q	58

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
In the table above, the aggregate amounts of unsecured long-term borrowings had weighted average interest rates of 5.46% (2.94% related to fixed-rate obligations and 5.62% related to floating-rate obligations) as of March 2023 and 4.97% (4.08% related to fixed-rate obligations and 5.00% related to floating-rate obligations) as of December 2022. These rates exclude unsecured long-term borrowings accounted for at fair value under the fair value option.
The carrying value of unsecured long-term borrowings for which the firm did not elect the fair value option was $165.91 billion as of March 2023 and $173.99 billion as of December 2022. The estimated fair value of such unsecured long-term borrowings was $165.75 billion as of March 2023 and $173.70 billion as of December 2022. As these borrowings are not accounted for at fair value, they are not included in the firm’s fair value hierarchy in Notes 4 and 5. Had these borrowings been included in the firm’s fair value hierarchy, substantially all would have been classified in level 2 as of both March 2023 and December 2022.
Subordinated Borrowings
Unsecured long-term borrowings includes subordinated debt and junior subordinated debt. Subordinated debt that matures within one year is included in unsecured short-term borrowings. Junior subordinated debt is junior in right of payment to other subordinated borrowings, which are junior to senior borrowings. Long-term subordinated debt had maturities ranging from 2025 to 2045 as of both March 2023 and December 2022.
The table below presents information about subordinated borrowings.

$ in millions	Par Amount	Carrying Value	Rate
As of March 2023
Subordinated debt	$12,243	$12,229	7.14%
Junior subordinated debt	968	1,081	5.36%
Total	$13,211	$13,310	7.01%
As of December 2022
Subordinated debt	$12,261	$11,882	6.40%
Junior subordinated debt	968	1,054	4.86%
Total	$13,229	$12,936	6.29%
In the table above, the rate is the weighted average interest rate for these borrowings (excluding borrowings accounted for at fair value under the fair value option), including the effect of fair value hedges used to convert fixed-rate obligations into floating-rate obligations. See Note 7 for further information about hedging activities.
Junior Subordinated Debt
In 2004, Group Inc. issued $2.84 billion of junior subordinated debt to Goldman Sachs Capital I, a Delaware statutory trust. Goldman Sachs Capital I issued $2.75 billion of guaranteed preferred beneficial interests (Trust Preferred securities) to third parties and $85 million of common beneficial interests to Group Inc. As of both March 2023 and December 2022, the outstanding par amount of junior subordinated debt held by Goldman Sachs Capital I was $968 million and the outstanding par amount of Trust Preferred securities and common beneficial interests issued by Goldman Sachs Capital I was $939 million and $29 million, respectively. Goldman Sachs Capital I is a wholly-owned finance subsidiary of the firm for regulatory and legal purposes but is not consolidated for accounting purposes.
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

59	Goldman Sachs March 2023 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Note 15.
Other Liabilities
The table below presents other liabilities by type.

	As of
	March	December
$ in millions	2023	2022
Compensation and benefits	$3,688	$7,225
Income tax-related liabilities	2,681	2,669
Operating lease liabilities	2,129	2,154
Noncontrolling interests	621	649
Employee interests in consolidated funds	20	25
Accrued expenses and other	8,123	8,733
Total	$17,262	$21,455
Operating Lease Liabilities
For leases longer than one year, the firm recognizes a right-of-use asset representing the right to use the underlying asset for the lease term, and a lease liability representing the liability to make payments. See Note 12 for information about operating lease right-of-use assets.
The table below presents information about operating lease liabilities.

$ in millions	Operating lease liabilities
As of March 2023
Remainder of 2023	$241
2024	348
2025	289
2026	243
2027	209
2028 - thereafter	1,446
Total undiscounted lease payments	2,776
Imputed interest	(647)
Total operating lease liabilities	$2,129

Weighted average remaining lease term	13 years
Weighted average discount rate	3.73%
As of December 2022
2023	$325
2024	334
2025	283
2026	236
2027	203
2028 - thereafter	1,424
Total undiscounted lease payments	2,805
Imputed interest	(651)
Total operating lease liabilities	$2,154

Weighted average remaining lease term	13 years
Weighted average discount rate	3.66%
In the table above, the weighted average discount rate represents the firm’s incremental borrowing rate as of January 2019 for operating leases existing on the date of adoption of ASU No. 2016-02, “Leases (Topic 842),” and at the lease inception date for leases entered into subsequent to the adoption of this ASU.

Operating lease costs were $119 million for the three months ended March 2023 and $120 million for the three months ended March 2022. Variable lease costs, which are included in operating lease costs, were not material for both the three months ended March 2023 and March 2022. Total occupancy expenses for space held in excess of the firm’s current requirements were not material for both the three months ended March 2023 and March 2022.
Lease payments relating to operating lease arrangements that were signed but had not yet commenced were $1.46 billion as of March 2023.
Accrued Expenses and Other
Accrued expenses and other included:
•There were no liabilities that were classified as held for sale as of both March 2023 and December 2022. See Note 12 for further information about assets held for sale.
•Contract liabilities, which represent consideration received by the firm in connection with its contracts with clients prior to providing the service, were $130 million as of March 2023 and $113 million as of December 2022.
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

Goldman Sachs March 2023 Form 10-Q	60

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

	Three Months Ended March
$ in millions	2023	2022
Residential mortgages	$7,496	$11,730
Commercial mortgages	604	6,221
Other financial assets	464	2,021
Total financial assets securitized	$8,564	$19,972
Retained interests cash flows	$102	$193
The firm securitized assets of $44 million during the three months ended March 2023 and $200 million during the three months ended March 2022, in a non-cash exchange for loans and investments.

The table below presents information about nonconsolidated securitization entities to which the firm sold assets and had continuing involvement as of the end of the period.

$ in millions	Outstanding Principal Amount	Retained Interests	Purchased Interests
As of March 2023
U.S. government agency-issued CMOs	$38,378	$1,877	$–
Other residential mortgage-backed	28,938	1,289	117
Other commercial mortgage-backed	59,680	1,340	101
Corporate debt and other asset-backed	8,587	381	50
Total	$135,583	$4,887	$268
As of December 2022
U.S. government agency-issued CMOs	$38,617	$1,835	$–
Other residential mortgage-backed	27,075	1,461	117
Other commercial mortgage-backed	59,688	1,349	82
Corporate debt and other asset-backed	8,750	398	46
Total	$134,130	$5,043	$245
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
•The fair value of retained interests was $4.87 billion as of March 2023 and $5.03 billion as of December 2022.
In addition to the interests in the table above, the firm had other continuing involvement in the form of derivative transactions and commitments with certain nonconsolidated VIEs. The carrying value of these derivatives and commitments was a net asset of $96 million as of March 2023 and $72 million as of December 2022, and the notional amount of these derivatives and commitments was $1.89 billion as of March 2023 and $1.90 billion as of December 2022. The notional amounts of these derivatives and commitments are included in maximum exposure to loss in the nonconsolidated VIE table in Note 17. Additionally, the firm has provided seller financing of approximately $830 million in connection with the sale of $1.0 billion of Marcus loans.

61	Goldman Sachs March 2023 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
The table below presents information about the weighted average key economic assumptions used in measuring the fair value of mortgage-backed retained interests.

	As of
	March	December
$ in millions	2023	2022
Fair value of retained interests	$4,502	$4,644
Weighted average life (years)	7.1	6.6
Constant prepayment rate	7.7%	7.7%
Impact of 10% adverse change	$(40)	$(27)
Impact of 20% adverse change	$(73)	$(48)
Discount rate	8.4%	9.5%
Impact of 10% adverse change	$(136)	$(138)
Impact of 20% adverse change	$(259)	$(266)
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
The firm has other retained interests not reflected in the table above with a fair value of $368 million and a weighted average life of 6.9 years as of March 2023, and a fair value of $384 million and a weighted average life of 6.4 years as of December 2022. Due to the nature and fair value of certain of these retained interests, the weighted average assumptions for constant prepayment and discount rates and the related sensitivity to adverse changes are not meaningful as of both March 2023 and December 2022. The firm’s maximum exposure to adverse changes in the value of these interests is the carrying value of $381 million as of March 2023 and $398 million as of December 2022.

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

Goldman Sachs March 2023 Form 10-Q	62

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
Nonconsolidated VIEs
The table below presents a summary of the nonconsolidated VIEs in which the firm holds variable interests.

	As of
	March	December
$ in millions	2023	2022
Total nonconsolidated VIEs
Assets in VIEs	$191,778	$181,697
Carrying value of variable interests — assets	$13,441	$12,325
Carrying value of variable interests — liabilities	$1,051	$659
Maximum exposure to loss:
Retained interests	$4,887	$5,043
Purchased interests	993	861
Commitments and guarantees	3,106	3,087
Derivatives	8,764	8,802
Debt and equity	7,171	6,026
Total	$24,921	$23,819
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

63	Goldman Sachs March 2023 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
The table below presents information, by principal business activity, for nonconsolidated VIEs included in the summary table above.

	As of
	March	December
$ in millions	2023	2022
Mortgage-backed
Assets in VIEs	$128,774	$127,290
Carrying value of variable interests — assets	$4,860	$4,977
Maximum exposure to loss:
Retained interests	$4,506	$4,645
Purchased interests	354	332
Commitments and guarantees	44	64
Derivatives	2	2
Total	$4,906	$5,043

Real estate, credit- and power-related and other investing
Assets in VIEs	$37,318	$29,193
Carrying value of variable interests — assets	$4,722	$4,415
Carrying value of variable interests — liabilities	$376	$2
Maximum exposure to loss:
Commitments and guarantees	$2,796	$2,679
Debt and equity	4,720	4,414
Total	$7,516	$7,093

Corporate debt and other asset-backed
Assets in VIEs	$20,655	$19,428
Carrying value of variable interests — assets	$3,745	$2,817
Carrying value of variable interests — liabilities	$675	$657
Maximum exposure to loss:
Retained interests	$381	$398
Purchased interests	639	529
Commitments and guarantees	111	190
Derivatives	8,762	8,800
Debt and equity	2,337	1,496
Total	$12,230	$11,413

Investments in funds
Assets in VIEs	$5,031	$5,786
Carrying value of variable interests — assets	$114	$116
Maximum exposure to loss:
Commitments and guarantees	$155	$154
Debt and equity	114	116
Total	$269	$270
As of both March 2023 and December 2022, the carrying values of the firm’s variable interests in nonconsolidated VIEs are included in the consolidated balance sheets as follows:
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

Consolidated VIEs
The table below presents a summary of the carrying value and balance sheet classification of assets and liabilities in consolidated VIEs.

	As of
	March	December
$ in millions	2023	2022
Total consolidated VIEs
Assets
Cash and cash equivalents	$335	$348
Customer and other receivables	13	7
Trading assets	94	103
Investments	90	101
Loans	997	1,177
Other assets	332	336
Total	$1,861	$2,072

Liabilities
Other secured financings	$957	$952
Customer and other payables	2	51
Trading liabilities	–	9
Unsecured short-term borrowings	60	58
Unsecured long-term borrowings	17	16
Other liabilities	114	112
Total	$1,150	$1,198
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
•Substantially all assets can only be used to settle obligations of the VIE.

Goldman Sachs March 2023 Form 10-Q	64

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
The table below presents information, by principal business activity, for consolidated VIEs included in the summary table above.

	As of
	March	December
$ in millions	2023	2022
Real estate, credit-related and other investing
Assets
Cash and cash equivalents	$320	$339
Customer and other receivables	13	7
Trading assets	32	42
Investments	90	101
Loans	997	1,177
Other assets	332	336
Total	$1,784	$2,002

Liabilities
Other secured financings	$163	$170
Customer and other payables	2	51
Trading liabilities	–	9
Other liabilities	114	112
Total	$279	$342

Corporate debt and other asset-backed
Assets
Cash and cash equivalents	$15	$9
Trading assets	21	20
Total	$36	$29

Liabilities
Other secured financings	$482	$482
Total	$482	$482

Principal-protected notes
Assets
Trading assets	$41	$41
Total	$41	$41

Liabilities
Other secured financings	$312	$300
Unsecured short-term borrowings	60	58
Unsecured long-term borrowings	17	16
Total	$389	$374
In the table above:
•The majority of the assets in principal-protected notes VIEs are intercompany and are eliminated in consolidation.
•Creditors and beneficial interest holders of real estate, credit-related and other investing VIEs do not have recourse to the general credit of the firm.

Note 18.
Commitments, Contingencies and Guarantees
Commitments
The table below presents commitments by type.

	As of
	March	December
$ in millions	2023	2022
Commitment Type
Commercial lending:
Investment-grade	$96,058	$100,438
Non-investment-grade	56,014	53,486
Warehouse financing	7,757	9,116
Consumer	68,644	64,098
Total lending	228,473	227,138
Risk participations	9,238	9,173
Collateralized agreement	126,351	105,301
Collateralized financing	37,190	22,532
Investment	7,459	7,705
Other	8,033	9,690
Total commitments	$416,744	$381,539
The table below presents commitments by expiration.

	As of March 2023
	Remainder	2024 -	2026 -	2028 -
$ in millions	of 2023	2025	2027	Thereafter
Commitment Type
Commercial lending:
Investment-grade	$10,376	$24,016	$52,067	$9,599
Non-investment-grade	3,774	16,696	27,174	8,370
Warehouse financing	1,705	4,895	1,054	103
Consumer	68,383	261	–	–
Total lending	84,238	45,868	80,295	18,072
Risk participations	2,575	3,320	3,087	256
Collateralized agreement	125,110	1,241	–	–
Collateralized financing	36,412	778	–	–
Investment	1,152	1,258	2,298	2,751
Other	7,445	352	–	236
Total commitments	$256,932	$52,817	$85,680	$21,315
In the table above, beginning in the first quarter of 2023, the firm made certain changes to its methodology for determining internal credit ratings. See Note 9 for further information about these changes. Prior period amounts have been conformed to reflect the current methodology. The impact to December 2022 was an increase in commercial lending commitments classified as investment-grade and a decrease in commercial lending commitments classified as non-investment-grade of $2.78 billion.
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

65	Goldman Sachs March 2023 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
The table below presents information about lending commitments.

	As of
	March	December
$ in millions	2023	2022
Held for investment	$224,164	$222,689
Held for sale	3,313	3,355
At fair value	996	1,094
Total	$228,473	$227,138
In the table above:
•Held for investment lending commitments are accounted for at amortized cost. The carrying value of lending commitments was a liability of $954 million (including allowance for credit losses of $747 million) as of March 2023 and $1.01 billion (including allowance for credit losses of $774 million) as of December 2022. The estimated fair value of such lending commitments was a liability of $5.81 billion as of March 2023 and $5.95 billion as of December 2022. Had these lending commitments been carried at fair value and included in the fair value hierarchy, $2.79 billion as of March 2023 and $3.11 billion as of December 2022 would have been classified in level 2, and $3.02 billion as of March 2023 and $2.84 billion as of December 2022 would have been classified in level 3.
•Held for sale lending commitments are accounted for at the lower of cost or fair value. The carrying value of lending commitments held for sale was a liability of $75 million as of March 2023 and $88 million as of December 2022. The estimated fair value of such lending commitments approximates the carrying value. Had these lending commitments been included in the fair value hierarchy, they would have been primarily classified in level 3 as of both March 2023 and December 2022.
•Gains or losses related to lending commitments at fair value, if any, are generally recorded net of any fees in other principal transactions.
Commercial Lending. The firm’s commercial lending commitments were primarily extended to investment-grade corporate borrowers. Such commitments primarily included $129.97 billion as of March 2023 and $127.60 billion as of December 2022, related to relationship lending activities (principally used for operating and general corporate purposes), and $4.73 billion as of March 2023 and $7.71 billion as of December 2022, related to other investment banking activities (generally extended for contingent acquisition financing and are often intended to be short-term in nature, as borrowers often seek to replace them with other funding sources). The firm also extends lending commitments in connection with other types of corporate lending, commercial real estate financing and other collateralized lending. See Note 9 for further information about funded loans.

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
Consumer. The firm’s consumer lending commitments includes:
•Credit card lines issued by the firm to consumers were $66.37 billion as of March 2023 and $62.22 billion as of December 2022. These credit card lines are cancellable by the firm.
•Commitments to provide unsecured installment loans to consumers were $2.27 billion as of March 2023 and $1.88 billion as of December 2022.
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

Goldman Sachs March 2023 Form 10-Q	66

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Investment Commitments
Investment commitments includes commitments to invest in private equity, real estate and other assets directly and through funds that the firm raises and manages. Investment commitments included $1.31 billion as of March 2023 and $1.29 billion as of December 2022, related to commitments to invest in funds managed by the firm. If these commitments are called, they would be funded at market value on the date of investment.
Contingencies
Legal Proceedings. See Note 27 for information about legal proceedings.
Guarantees
The table below presents derivatives that meet the definition of a guarantee, securities lending and clearing guarantees and certain other financial guarantees.

$ in millions	Derivatives	Securities lending and clearing	Other financial guarantees
As of March 2023
Carrying Value of Net Liability	$6,367	$–	$402
Maximum Payout/Notional Amount by Period of Expiration
Remainder of 2023	$108,381	$25,270	$1,056
2024 - 2025	152,538	–	3,314
2026 - 2027	23,009	–	2,572
2028 - thereafter	29,841	–	237
Total	$313,769	$25,270	$7,179
As of December 2022
Carrying Value of Net Liability	$7,485	$–	$395
Maximum Payout/Notional Amount by Period of Expiration
2023	$110,599	$20,970	$1,634
2024 - 2025	133,090	–	3,308
2026 - 2027	20,252	–	1,837
2028 - thereafter	27,518	–	93
Total	$291,459	$20,970	$6,872
In the table above:
•The maximum payout is based on the notional amount of the contract and does not represent anticipated losses.
•Amounts exclude certain commitments to issue standby letters of credit that are included in lending commitments. See the tables in “Commitments” above for a summary of the firm’s commitments.
•The carrying value for derivatives included derivative assets of $501 million as of March 2023 and $578 million as of December 2022, and derivative liabilities of $6.87 billion as of March 2023 and $8.06 billion as of December 2022.

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
As an agency lender, the firm indemnifies most of its securities lending customers against losses incurred in the event that borrowers do not return securities and the collateral held is insufficient to cover the market value of the securities borrowed. The maximum payout of such indemnifications was $16.56 billion as of March 2023 and $12.23 billion as of December 2022. Collateral held by the lenders in connection with securities lending indemnifications was $17.11 billion as of March 2023 and $12.62 billion as of December 2022. Because the contractual nature of these arrangements requires the firm to obtain collateral with a market value that exceeds the value of the securities lent to the borrower, there is minimal performance risk associated with these indemnifications.

67	Goldman Sachs March 2023 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
As a sponsoring member of the Government Securities Division of the Fixed Income Clearing Corporation, the firm guarantees the performance of its sponsored member clients to the Fixed Income Clearing Corporation in connection with certain resale and repurchase agreements. To minimize potential losses on such guarantees, the firm obtains a security interest in the collateral that the sponsored client placed with the Fixed Income Clearing Corporation. Therefore, the risk of loss on such guarantees is minimal. The maximum payout on this guarantee was $8.71 billion as of March 2023 and $8.74 billion as of December 2022. The related collateral held was $8.73 billion as of March 2023 and $8.70 billion as of December 2022.
Other Financial Guarantees. In the ordinary course of business, the firm provides other financial guarantees of the obligations of third parties (e.g., standby letters of credit and other guarantees to enable clients to complete transactions and fund-related guarantees). These guarantees represent obligations to make payments to beneficiaries if the guaranteed party fails to fulfill its obligation under a contractual arrangement with that beneficiary. Other financial guarantees also include a guarantee that the firm has provided to the Government of Malaysia that it will receive, by August 2025, at least $1.4 billion in assets and proceeds from assets seized by governmental authorities around the world related to 1Malaysia Development Berhad, a sovereign wealth fund in Malaysia (1MDB). In connection with this guarantee, the firm is also required to make a one-time interim payment of $250 million towards the $1.4 billion if the Government of Malaysia has not received at least $500 million in assets and proceeds by August 2022. The firm considers semi-annual reports and other communications from Malaysia in evaluating the progress of Malaysia’s recovery efforts. The firm and the Government of Malaysia disagree about and, following an extension of the contractual dispute resolution period, continue to discuss whether the Government of Malaysia did, in fact, recover at least $500 million as of August 2022 and whether any interim payment was due. If the parties are unable to resolve this dispute, it would be settled by arbitration. Any amounts paid by the firm would, in any event, be subject to reimbursement in the event the assets and proceeds received by the Government of Malaysia through August 18, 2028 exceed $1.4 billion. See Note 27 for further information about matters related to 1MDB.

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

Goldman Sachs March 2023 Form 10-Q	68

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
The firm is unable to develop an estimate of the maximum payout under these guarantees and indemnifications. However, management believes that it is unlikely the firm will have to make any material payments under these arrangements, and no material liabilities related to these guarantees and indemnifications have been recognized in the consolidated balance sheets as of both March 2023 and December 2022.
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
These indemnifications generally are standard contractual terms and are entered into in the ordinary course of business. Generally, there are no stated or notional amounts included in these indemnifications, and the contingencies triggering the obligation to indemnify are not expected to occur. The firm is unable to develop an estimate of the maximum payout under these guarantees and indemnifications. However, management believes that it is unlikely the firm will have to make any material payments under these arrangements, and no material liabilities related to these arrangements have been recognized in the consolidated balance sheets as of both March 2023 and December 2022.
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
Note 19.
Shareholders’ Equity
Common Equity
As of both March 2023 and December 2022, the firm had 4.00 billion authorized shares of common stock and 200 million authorized shares of nonvoting common stock, each with a par value of $0.01 per share.
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
The table below presents information about common stock repurchases.

	Three Months Ended March
in millions, except per share amounts	2023	2022
Common share repurchases	7.1	1.4
Average cost per share	$359.77	$363.53
Total cost of common share repurchases	$2,546	$500
Pursuant to the terms of certain share-based compensation plans, employees may remit shares to the firm or the firm may cancel share-based awards to satisfy statutory employee tax withholding requirements. Under these plans, during the three months ended March 2023, 499 shares were remitted with a total value of $0.2 million and the firm cancelled 3.7 million share-based awards with a total value of $1.28 billion.
The table below presents common stock dividends declared.

	Three Months Ended March
	2023	2022
Dividends declared per common share	$2.50	$2.00
On April 14, 2023, the Board of Directors of Group Inc. (Board) declared a dividend of $2.50 per common share to be paid on June 29, 2023 to common shareholders of record on June 1, 2023.

69	Goldman Sachs March 2023 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Preferred Equity
The tables below present information about the perpetual preferred stock issued and outstanding as of March 2023.

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
The table below presents the dividend rates of perpetual preferred stock as of March 2023.

Series	Per Annum Dividend Rate
A	3 month LIBOR + 0.75%, with floor of 3.75%, payable quarterly
C	3 month LIBOR + 0.75%, with floor of 4.00%, payable quarterly
D	3 month LIBOR + 0.67%, with floor of 4.00%, payable quarterly
E	3 month LIBOR + 0.7675%, with floor of 4.00%, payable quarterly
F	3 month LIBOR + 0.77%, with floor of 4.00%, payable quarterly
J	5.50% to, but excluding, May 10, 2023; 3 month LIBOR + 3.64% thereafter, payable quarterly
K	6.375% to, but excluding, May 10, 2024; 3 month LIBOR + 3.55% thereafter, payable quarterly
O	5.30%, payable semi-annually, from issuance date to, but excluding, November 10, 2026; 3 month LIBOR + 3.834%, payable quarterly, thereafter
P	3 month LIBOR + 2.874%, payable quarterly
Q	5.50%, payable semi-annually, from issuance date to, but excluding, August 10, 2024; 5 year treasury rate + 3.623%, payable semi-annually, thereafter
R	4.95%, payable semi-annually, from issuance date to, but excluding, February 10, 2025; 5 year treasury rate + 3.224%, payable semi-annually, thereafter
S	4.40%, payable semi-annually, from issuance date to, but excluding, February 10, 2025; 5 year treasury rate + 2.85%, payable semi-annually thereafter
T	3.80%, payable semi-annually, from issuance date to, but excluding, May 10, 2026; 5 year treasury rate + 2.969%, payable semi-annually, thereafter
U	3.65%, payable semi-annually, from issuance date to, but excluding, August 10, 2026; 5 year treasury rate + 2.915%, payable semi-annually, thereafter
V	4.125%, payable semi-annually, from issuance date to, but excluding, November 10, 2026; 5 year treasury rate + 2.949%, payable semi-annually, thereafter
In the table above, dividends on each series of preferred stock are payable in arrears for the periods specified.

Goldman Sachs March 2023 Form 10-Q	70

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
The table below presents preferred stock dividends declared.

	2023		2022
Series	per share	$ in millions	per share	$ in millions
Three Months Ended March
A	$341.29	$10	$239.58	$7
C	$341.29	3	$255.56	2
D	$336.18	18	$255.56	14
E	$1,382.02	10	$1,000.00	7
F	$1,382.64	2	$1,000.00	2
J	$343.75	14	$343.75	14
K	$398.44	11	$398.44	11
P	$476.99	28	$–	–
Q	$687.50	14	$687.50	14
R	$618.75	15	$618.75	15
S	$550.00	8	$550.00	8
U	$456.25	14	$486.67	14
Total		$147		$108
On April 4, 2023, Group Inc. declared dividends of $346.69 per share of Series A Preferred Stock, $346.69 per share of Series C Preferred Stock, $341.74 per share of Series D Preferred Stock, $343.75 per share of Series J Preferred Stock, $398.44 per share of Series K Preferred Stock, $662.50 per share of Series O Preferred Stock, $477.96 per share of Series P Preferred Stock, $475.00 per share of Series T Preferred Stock and $515.63 per share of Series V Preferred Stock to be paid on May 10, 2023 to preferred shareholders of record on April 25, 2023. In addition, the firm declared dividends of $1,464.32 per share of Series E Preferred Stock and $1,464.95 per share of Series F Preferred Stock to be paid on June 1, 2023 to preferred shareholders of record on May 17, 2023.
Accumulated Other Comprehensive Income/(Loss)
The table below presents changes in accumulated other comprehensive income/(loss), net of tax, by type.

$ in millions	Beginning balance	Other comprehensive income/(loss) adjustments, net of tax	Ending balance
Three Months Ended March 2023
Currency translation	$(785)	$(31)	$(816)
Debt valuation adjustment	892	(1)	891
Pension and postretirement liabilities	(499)	14	(485)
Available-for-sale securities	(2,618)	427	(2,191)
Total	$(3,010)	$409	$(2,601)
Three Months Ended March 2022
Currency translation	$(738)	$(15)	$(753)
Debt valuation adjustment	(511)	740	229
Pension and postretirement liabilities	(327)	13	(314)
Available-for-sale securities	(492)	(1,354)	(1,846)
Total	$(2,068)	$(616)	$(2,684)

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

71	Goldman Sachs March 2023 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Consolidated Regulatory Capital Requirements
Risk-Based Capital Ratios. The table below presents the risk-based capital requirements.

	Standardized	Advanced
As of March 2023
CET1 capital ratio	13.8%	10.0%
Tier 1 capital ratio	15.3%	11.5%
Total capital ratio	17.3%	13.5%
As of December 2022
CET1 capital ratio	13.3%	9.5%
Tier 1 capital ratio	14.8%	11.0%
Total capital ratio	16.8%	13.0%
In the table above:
•Under both the Standardized and Advanced Capital Rules, the CET1 capital ratio requirement includes a minimum of 4.5%, the Tier 1 capital ratio requirement includes a minimum of 6.0% and the Total capital ratio requirement includes a minimum of 8.0%. These requirements also include the capital conservation buffer requirements, consisting of the G-SIB surcharge (Method 2) of 3.0% as of March 2023 and 2.5% as of December 2022 and the countercyclical capital buffer, which the FRB has set to zero percent. In addition, the capital conservation buffer requirements include the stress capital buffer of 6.3% under the Standardized Capital Rules and a buffer of 2.5% under the Advanced Capital Rules.
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

The table below presents information about risk-based capital ratios.

$ in millions	Standardized	Advanced
As of March 2023
CET1 capital	$98,060	$98,060
Tier 1 capital	$108,563	$108,563
Tier 2 capital	$15,516	$11,699
Total capital	$124,079	$120,262
RWAs	$660,787	$677,658

CET1 capital ratio	14.8%	14.5%
Tier 1 capital ratio	16.4%	16.0%
Total capital ratio	18.8%	17.7%
As of December 2022
CET1 capital	$98,050	$98,050
Tier 1 capital	$108,552	$108,552
Tier 2 capital	$15,958	$12,115
Total capital	$124,510	$120,667
RWAs	$653,419	$679,450

CET1 capital ratio	15.0%	14.4%
Tier 1 capital ratio	16.6%	16.0%
Total capital ratio	19.1%	17.8%
Leverage Ratios. The table below presents the leverage requirements.

Requirements
Tier 1 leverage ratio	4.0%
SLR	5.0%
In the table above, the SLR requirement of 5% includes a minimum of 3% and a 2% buffer applicable to G-SIBs.
The table below presents information about leverage ratios.

	For the Three Months
	Ended or as of
	March	December
$ in millions	2023	2022
Tier 1 capital	$108,563	$108,552

Average total assets	$1,510,619	$1,500,225
Deductions from Tier 1 capital	(8,331)	(8,259)
Average adjusted total assets	1,502,288	1,491,966
Off-balance sheet and other exposures	373,304	375,392
Total leverage exposure	$1,875,592	$1,867,358

Tier 1 leverage ratio	7.2%	7.3%
SLR	5.8%	5.8%
In the table above:
•Average total assets represents the average daily assets for the quarter adjusted for the impact of Current Expected Credit Losses (CECL) transition.
•Off-balance sheet and other exposures primarily includes the monthly average of off-balance sheet exposures, consisting of derivatives, securities financing transactions, commitments and guarantees.
•Tier 1 leverage ratio is calculated as Tier 1 capital divided by average adjusted total assets.
•SLR is calculated as Tier 1 capital divided by total leverage exposure.

Goldman Sachs March 2023 Form 10-Q	72

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Risk-Based Capital. The table below presents information about risk-based capital.

	As of
	March	December
$ in millions	2023	2022
Common shareholders’ equity	$106,806	$106,486
Impact of CECL transition	553	829
Deduction for goodwill	(5,739)	(5,674)
Deduction for identifiable intangible assets	(1,720)	(1,770)
Other adjustments	(1,840)	(1,821)
CET1 capital	98,060	98,050
Preferred stock	10,703	10,703
Deduction for investments in covered funds	(198)	(199)
Other adjustments	(2)	(2)
Tier 1 capital	$108,563	$108,552

Standardized Tier 2 and Total capital
Tier 1 capital	$108,563	$108,552
Qualifying subordinated debt	10,401	10,637
Allowance for credit losses	5,122	5,331
Other adjustments	(7)	(10)
Standardized Tier 2 capital	15,516	15,958
Standardized Total capital	$124,079	$124,510

Advanced Tier 2 and Total capital
Tier 1 capital	$108,563	$108,552
Standardized Tier 2 capital	15,516	15,958
Allowance for credit losses	(5,122)	(5,331)
Other adjustments	1,305	1,488
Advanced Tier 2 capital	11,699	12,115
Advanced Total capital	$120,262	$120,667
In the table above:
•Beginning in January 2022, the firm started to phase in the estimated reduction to regulatory capital as a result of adopting the CECL model. The total amount of reduction to be phased in from January 1, 2022 through January 1, 2025 (at 25% per year) was $1.11 billion, of which $553 million had been phased in as of March 2023. The total amount to be phased in includes the impact of adopting CECL as of January 1, 2020, as well as 25% of the increase in the allowance for credit losses from January 1, 2020 through December 31, 2021. The impact of CECL transition reflects the remaining amount of reduction to be phased in as of both March 2023 and December 2022.
•Deduction for goodwill was net of deferred tax liabilities of $700 million as of both March 2023 and December 2022.
•Deduction for identifiable intangible assets was net of deferred tax liabilities of $245 million as of March 2023 and $239 million as of December 2022.
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
The table below presents changes in CET1 capital, Tier 1 capital and Tier 2 capital.

$ in millions	Standardized	Advanced
Three Months Ended March 2023
CET1 capital
Beginning balance	$98,050	$98,050
Change in:
Common shareholders’ equity	320	320
Impact of CECL transition	(276)	(276)
Deduction for goodwill	(65)	(65)
Deduction for identifiable intangible assets	50	50
Other adjustments	(19)	(19)
Ending balance	$98,060	$98,060

Tier 1 capital
Beginning balance	$108,552	$108,552
Change in:
CET1 capital	10	10
Deduction for investments in covered funds	1	1
Ending balance	108,563	108,563
Tier 2 capital
Beginning balance	15,958	12,115
Change in:
Qualifying subordinated debt	(236)	(236)
Allowance for credit losses	(209)	–
Other adjustments	3	(180)
Ending balance	15,516	11,699
Total capital	$124,079	$120,262

73	Goldman Sachs March 2023 Form 10-Q

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
The firm’s positional losses observed on a single day exceeded its 99% one-day regulatory VaR on one occasion during both the three months ended March 2023 and the year ended 2022. There was no change in the firm’s VaR multiplier used to calculate Market RWAs;
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

Goldman Sachs March 2023 Form 10-Q	74

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Operational Risk
Operational RWAs are only required to be included under the Advanced Capital Rules. The firm utilizes an internal risk-based model to quantify Operational RWAs.
The table below presents information about RWAs.

$ in millions	Standardized	Advanced
As of March 2023
Credit RWAs
Derivatives	$143,448	$104,601
Commitments, guarantees and loans	245,097	194,594
Securities financing transactions	81,283	20,253
Equity investments	31,513	34,050
Other	79,615	105,979
Total Credit RWAs	580,956	459,477
Market RWAs
Regulatory VaR	18,167	18,167
Stressed VaR	37,845	37,845
Incremental risk	4,468	4,468
Comprehensive risk	3,205	3,205
Specific risk	16,146	16,146
Total Market RWAs	79,831	79,831
Total Operational RWAs	–	138,350
Total RWAs	$660,787	$677,658
As of December 2022
Credit RWAs
Derivatives	$142,696	$111,344
Commitments, guarantees and loans	247,026	198,508
Securities financing transactions	73,189	21,659
Equity investments	30,899	33,451
Other	76,335	96,351
Total Credit RWAs	570,145	461,313
Market RWAs
Regulatory VaR	18,981	18,981
Stressed VaR	37,833	37,833
Incremental risk	6,470	6,470
Comprehensive risk	3,641	3,641
Specific risk	16,349	16,349
Total Market RWAs	83,274	83,274
Total Operational RWAs	–	134,863
Total RWAs	$653,419	$679,450
In the table above:
•Securities financing transactions represents resale and repurchase agreements and securities borrowed and loaned transactions.
•Other includes receivables, certain debt securities, cash and cash equivalents, and other assets.
The table below presents changes in RWAs.

$ in millions	Standardized	Advanced
Three Months Ended March 2023
RWAs
Beginning balance	$653,419	$679,450
Credit RWAs
Change in:
Derivatives	752	(6,743)
Commitments, guarantees and loans	(1,929)	(3,914)
Securities financing transactions	8,094	(1,406)
Equity investments	614	599
Other	3,280	9,628
Change in Credit RWAs	10,811	(1,836)
Market RWAs
Change in:
Regulatory VaR	(814)	(814)
Stressed VaR	12	12
Incremental risk	(2,002)	(2,002)
Comprehensive risk	(436)	(436)
Specific risk	(203)	(203)
Change in Market RWAs	(3,443)	(3,443)
Change in Operational RWAs	–	3,487
Ending balance	$660,787	$677,658
RWAs Rollforward Commentary
Three Months Ended March 2023. Standardized Credit RWAs as of March 2023 increased by $10.81 billion compared with December 2022, primarily reflecting an increase in securities financing transactions (principally due to increased funding exposures) and an increase in other credit RWAs (principally due to an increase in other assets and customer and other receivables). Standardized Market RWAs as of March 2023 decreased by $3.44 billion compared with December 2022, primarily reflecting a decrease in incremental risk (principally due to reduced exposures).
Advanced Credit RWAs as of March 2023 decreased by $1.84 billion compared with December 2022, primarily reflecting a decrease in derivatives (principally due to reduced counterparty credit risk) and a decrease in commitments, guarantees, and loans (principally due to reduced lending activity). These decreases were partially offset by an increase in other credit RWAs (principally due to an increase in other assets and customer and other receivables). Advanced Market RWAs as of March 2023 decreased by $3.44 billion compared with December 2022, primarily reflecting a decrease in incremental risk (principally due to reduced exposures). Advanced Operational RWAs as of March 2023 increased by $3.49 billion compared with December 2022, reflecting increased frequency of loss events estimated by the firm's risk-based model.

75	Goldman Sachs March 2023 Form 10-Q

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
•The “well-capitalized” requirements are the binding requirements for leverage ratios.
The table below presents information about GS Bank USA’s risk-based capital ratios.

$ in millions	Standardized	Advanced
As of March 2023
CET1 capital	$48,646	$48,646
Tier 1 capital	$48,646	$48,646
Tier 2 capital	$6,070	$3,226
Total capital	$54,716	$51,872
RWAs	$357,721	$275,916

CET1 capital ratio	13.6%	17.6%
Tier 1 capital ratio	13.6%	17.6%
Total capital ratio	15.3%	18.8%
As of December 2022
CET1 capital	$46,845	$46,845
Tier 1 capital	$46,845	$46,845
Tier 2 capital	$8,042	$5,382
Total capital	$54,887	$52,227
RWAs	$357,112	$275,451

CET1 capital ratio	13.1%	17.0%
Tier 1 capital ratio	13.1%	17.0%
Total capital ratio	15.4%	19.0%
In the table above:
•The lower of the Standardized or Advanced ratio is the ratio against which GS Bank USA’s compliance with the capital requirements is assessed under the risk-based Capital Rules, and therefore, the Standardized ratios applied to GS Bank USA as of both March 2023 and December 2022.
•Beginning in January 2022, GS Bank USA started to phase in the estimated reduction to regulatory capital as a result of adopting the CECL model at 25% per year through January 2025. The total amount to be phased in includes the impact of adopting CECL as of January 1, 2020, as well as 25% of the increase in the allowance for credit losses from January 1, 2020 through December 31, 2021.
•The Standardized and Advanced CET1 and Tier 1 capital ratios increased from December 2022 to March 2023, reflecting an increase in capital, principally due to net earnings. The Standardized and Advanced Total capital ratios were essentially unchanged from December 2022 to March 2023.

Goldman Sachs March 2023 Form 10-Q	76

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
The table below presents information about GS Bank USA’s leverage ratios.

	For the Three Months
	Ended or as of
	March	December
$ in millions	2023	2022
Tier 1 capital	$48,646	$46,845
Average adjusted total assets	$497,584	$499,108
Total leverage exposure	$669,529	$671,215

Tier 1 leverage ratio	9.8%	9.4%
SLR	7.3%	7.0%
In the table above:
•Average adjusted total assets represents the average daily assets for the quarter adjusted for deductions from Tier 1 capital and the impact of CECL transition.
•Tier 1 leverage ratio is calculated as Tier 1 capital divided by average adjusted total assets.
•SLR is calculated as Tier 1 capital divided by total leverage exposure.
The FRB requires that GS Bank USA maintain cash reserves with the Federal Reserve. As of both March 2023 and December 2022, the reserve requirement ratio was zero percent. See Note 26 for further information about cash deposits held by the firm at the Federal Reserve.
GS Bank USA is a registered swap dealer with the CFTC and a registered security-based swap dealer with the SEC. As of both March 2023 and December 2022, GS Bank USA was subject to and in compliance with applicable capital requirements for swap dealers and security-based swap dealers.
GSIB. GSIB is the firm’s U.K. bank subsidiary regulated by the Prudential Regulation Authority (PRA) and the Financial Conduct Authority (FCA). GSIB is subject to the U.K. capital framework, which is largely based on Basel III. The eligible retail deposits of GSIB are covered by the U.K. Financial Services Compensation Scheme to the extent provided by law.
The table below presents GSIB’s risk-based capital requirements.

	As of
	March	December
	2023	2022
Risk-based capital requirements
CET1 capital ratio	9.7%	9.7%
Tier 1 capital ratio	12.0%	11.9%
Total capital ratio	15.0%	14.9%
The table below presents information about GSIB’s risk-based capital ratios.

	As of
	March	December
$ in millions	2023	2022
Risk-based capital and risk-weighted assets
CET1 capital	$3,592	$3,395
Tier 1 capital	$3,592	$3,395
Tier 2 capital	$826	$828
Total capital	$4,418	$4,223
RWAs	$15,944	$15,766

Risk-based capital ratios
CET1 capital ratio	22.5%	21.5%
Tier 1 capital ratio	22.5%	21.5%
Total capital ratio	27.7%	26.8%
In the table above, the risk-based capital ratios as of March 2023 reflected profits after foreseeable charges that are still subject to audit by GSIB’s external auditors and approval by GSIB’s Board of Directors for inclusion in risk-based capital. These profits contributed approximately 120 basis points to the CET1 capital ratio as of March 2023.
The table below presents GSIB's leverage ratio requirement which became effective in January 2023 and the leverage ratio.

As of
March 2023
Leverage ratio requirement	3.45%
Leverage ratio	6.4%
In the table above, the leverage ratio as of March 2023 reflected profits after foreseeable charges that are still subject to audit by GSIB’s external auditors and approval by GSIB’s Board of Directors for inclusion in risk-based capital. These profits contributed approximately 34 basis points to the leverage ratio as of March 2023.
GSIB is subject to minimum reserve requirements at central banks in certain of the jurisdictions in which it operates. As of both March 2023 and December 2022, GSIB was in compliance with these requirements.

77	Goldman Sachs March 2023 Form 10-Q

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
The table below presents GSBE’s risk-based capital requirements.

	As of
	March	December
	2023	2022
Risk-based capital requirements
CET1 capital ratio	9.6%	9.2%
Tier 1 capital ratio	11.7%	11.3%
Total capital ratio	14.5%	14.0%
The table below presents information about GSBE’s risk-based capital ratios.

	As of
	March	December
$ in millions	2023	2022
Risk-based capital and risk-weighted assets
CET1 capital	$13,474	$9,536
Tier 1 capital	$13,474	$9,536
Tier 2 capital	$22	$21
Total capital	$13,496	$9,557
RWAs	$31,319	$30,154

Risk-based capital ratios
CET1 capital ratio	43.0%	31.6%
Tier 1 capital ratio	43.0%	31.6%
Total capital ratio	43.1%	31.7%
In the table above, the risk-based capital ratios as of March 2023 reflected profits after foreseeable charges that are still subject to audit by GSBE’s external auditors and approval by GSBE’s shareholder (GS Bank USA) for inclusion in risk-based capital. These profits contributed approximately 123 basis points to the CET1 capital ratio as of March 2023.
The table below presents GSBE’s leverage ratio requirement and leverage ratio.

	As of
	March	December
	2023	2022
Leverage ratio requirement	3.0%	3.0%
Leverage ratio	11.4%	10.6%

In the table above, the leverage ratio as of March 2023 reflected profits after foreseeable charges that are still subject to audit by GSBE’s external auditors and approval by GSBE’s shareholder (GS Bank USA) for inclusion in risk-based capital. These profits contributed approximately 65 basis points to the leverage ratio as of March 2023.
GSBE is subject to minimum reserve requirements at central banks in certain of the jurisdictions in which it operates. As of both March 2023 and December 2022, GSBE was in compliance with these requirements.
GSBE is a registered swap dealer with the CFTC and a registered security-based swap dealer with the SEC. As of both March 2023 and December 2022, GSBE was subject to and in compliance with applicable capital requirements for swap dealers and security-based swap dealers.
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
Group Inc.’s equity investment in subsidiaries was $135.33 billion as of March 2023 and $134.59 billion as of December 2022, of which Group Inc. was required to maintain $89.01 billion as of March 2023 and $82.52 billion as of December 2022, of minimum equity capital in its regulated subsidiaries in order to satisfy the regulatory requirements of such subsidiaries.
Group Inc.’s capital invested in certain non-U.S. dollar functional currency subsidiaries is exposed to foreign exchange risk, substantially all of which is managed through a combination of non-U.S. dollar-denominated debt and derivatives. See Note 7 for information about the firm’s net investment hedges used to hedge this risk.

Goldman Sachs March 2023 Form 10-Q	78

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
The table below presents information about basic and diluted EPS.

	Three Months Ended March
in millions, except per share amounts	2023	2022
Net earnings to common	$3,087	$3,831
Weighted average basic shares	346.6	351.2
Effect of dilutive RSUs	4.7	4.7
Weighted average diluted shares	351.3	355.9

Basic EPS	$8.87	$10.87
Diluted EPS	$8.79	$10.76
In the table above:
•Net earnings to common represents net earnings applicable to common shareholders, which is calculated as net earnings less preferred stock dividends.
•Unvested share-based awards that have non-forfeitable rights to dividends or dividend equivalents are treated as a separate class of securities under the two-class method. Distributed earnings allocated to these securities reduce net earnings to common to calculate EPS under this method. The impact of applying this methodology was a reduction in basic EPS of $0.04 for both the three months ended March 2023 and March 2022.
•Diluted EPS does not include antidilutive RSUs, including those that are subject to market or performance conditions, of 0.5 million for the three months ended March 2023 and 0.7 million for the three months ended March 2022.

Note 22.
Transactions with Affiliated Funds
The firm has formed nonconsolidated investment funds with third-party investors. As the firm generally acts as the investment manager for these funds, it is entitled to receive management fees and, in certain cases, advisory fees or incentive fees from these funds. Additionally, the firm invests alongside the third-party investors in certain funds.
The tables below present information about affiliated funds.

	Three Months Ended March
$ in millions	2023	2022
Fees earned from funds	$1,165	$962

	As of
	March	December
$ in millions	2023	2022
Fees receivable from funds	$1,319	$1,175
Aggregate carrying value of interests in funds	$3,943	$3,801
The firm has waived, and may waive in the future, certain management fees on selected money market funds to enhance the yield for investors in such funds. Management fees waived were $8 million for the three months ended March 2023 and $88 million for the three months ended March 2022.
In accordance with the Volcker Rule, the firm does not provide financial support to covered funds. However, in the ordinary course of business, the firm may choose to provide voluntary financial support to funds that are not subject to the Volcker Rule, although any such support is not expected to be material to the results of operations of the firm. Except for the fee waivers noted above, the firm did not provide any additional financial support to its affiliated funds during either the three months ended March 2023 or March 2022.
In addition, in the ordinary course of business, the firm may also engage in other activities with its affiliated funds, including, among others, securities lending, trade execution, market-making, custody, and acquisition and bridge financing. See Note 18 for information about the firm’s investment commitments related to these funds.

79	Goldman Sachs March 2023 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Note 23.
Interest Income and Interest Expense
Interest is recorded over the life of the instrument on an accrual basis based on contractual interest rates.
The table below presents sources of interest income and interest expense.

	Three Months Ended March
$ in millions	2023	2022
Deposits with banks	$2,470	$8
Collateralized agreements	3,389	(202)
Trading assets	1,824	1,090
Investments	817	381
Loans	3,458	1,550
Other interest	2,980	385
Total interest income	14,938	3,212
Deposits	3,495	370
Collateralized financings	2,360	11
Trading liabilities	598	432
Short-term borrowings	216	77
Long-term borrowings	2,650	754
Other interest	3,838	(259)
Total interest expense	13,157	1,385
Net interest income	$1,781	$1,827
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

Goldman Sachs March 2023 Form 10-Q	80

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
The table below presents the earliest tax years that remain subject to examination by major jurisdiction.

As of
Jurisdiction	March 2023
U.S. Federal	2011
New York State and City	2015
United Kingdom	2017
Japan	2016
Hong Kong	2016
The firm has been accepted into the Compliance Assurance Process program by the IRS for each of the tax years from 2013 through 2023. This program allows the firm to work with the IRS to identify and resolve potential U.S. federal tax issues before the filing of tax returns. All issues for the 2011 through 2018 tax years have been resolved and completion is pending final review by the Joint Committee on Taxation. All issues for the 2019 and 2020 tax years have been resolved and will be effectively settled pending administrative completion by the IRS. Final completion of tax years 2011 through 2020 will not have a material impact on the effective tax rate. The 2021 tax year remains subject to post-filing review. New York State and City examinations of 2015 through 2018 commenced during 2021.
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

81	Goldman Sachs March 2023 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Segment Results
The table below presents a summary of the firm’s segment results.

	Three Months Ended March
$ in millions	2023	2022
Global Banking & Markets
Non-interest revenues	$8,097	$9,364
Net interest income	347	698
Total net revenues	8,444	10,062
Provision for credit losses	129	191
Operating expenses	4,629	4,973
Pre-tax earnings	$3,686	$4,898
Net earnings	$2,986	$4,144
Net earnings to common	$2,876	$4,064
Average common equity	$69,497	$67,941
Return on average common equity	16.6%	23.9%

Asset & Wealth Management
Non-interest revenues	$2,330	$1,801
Net interest income	886	802
Total net revenues	3,216	2,603
Provision for credit losses	(565)	203
Operating expenses	3,168	2,409
Pre-tax earnings/(loss)	$613	$(9)
Net earnings/(loss)	$496	$(8)
Net earnings/(loss) to common	$464	$(34)
Average common equity	$32,684	$31,150
Return on average common equity	5.7%	(0.4)%

Platform Solutions
Non-interest revenues	$16	$(59)
Net interest income	548	327
Total net revenues	564	268
Provision for credit losses	265	167
Operating expenses	605	334
Pre-tax earnings/(loss)	$(306)	$(233)
Net earnings/(loss)	$(248)	$(197)
Net earnings/(loss) to common	$(253)	$(199)
Average common equity	$3,935	$2,787
Return on average common equity	(25.7)%	(28.6)%

Total
Non-interest revenues	$10,443	$11,106
Net interest income	1,781	1,827
Total net revenues	12,224	12,933
Provision for credit losses	(171)	561
Operating expenses	8,402	7,716
Pre-tax earnings	$3,993	$4,656
Net earnings	$3,234	$3,939
Net earnings to common	$3,087	$3,831
Average common equity	$106,116	$101,878
Return on average common equity	11.6%	15.0%
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
•Expenses not directly associated with specific segments are allocated based on an estimate of support provided to each segment.
The table below presents depreciation and amortization expense by segment.

	Three Months Ended March
$ in millions	2023	2022
Global Banking & Markets	$277	$258
Asset & Wealth Management	618	208
Platform Solutions	75	26
Total	$970	$492
In the table above, depreciation and amortization expenses in Asset & Wealth Management for the first quarter of 2023 included impairments of approximately $355 million related to consolidated real estate investments.
Segment Assets
The table below presents assets by segment.

	As of
	March	December
$ in millions	2023	2022
Global Banking & Markets	$1,278,710	$1,169,539
Asset & Wealth Management	200,943	214,970
Platform Solutions	58,696	57,290
Total	$1,538,349	$1,441,799

Goldman Sachs March 2023 Form 10-Q	82

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
•Platform Solutions: location of the client.
The table below presents total net revenues and pre-tax earnings by geographic region.

$ in millions	2023		2022
Three Months Ended March
Americas	$7,194	59%	$7,334	57%
EMEA	3,584	29%	3,871	30%
Asia	1,446	12%	1,728	13%
Total net revenues	$12,224	100%	$12,933	100%

Americas	$2,019	51%	$2,281	49%
EMEA	1,560	39%	1,805	39%
Asia	414	10%	570	12%
Total pre-tax earnings	$3,993	100%	$4,656	100%
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
The table below presents the credit concentrations included in trading cash instruments and investments.

	As of
	March	December
$ in millions	2023	2022
U.S. government and agency obligations	$223,551	$205,935
Percentage of total assets	14.5%	14.3%
Non-U.S. government and agency obligations	$65,062	$40,334
Percentage of total assets	4.2%	2.8%
In addition, the firm had $191.59 billion as of March 2023 and $208.53 billion as of December 2022 of cash deposits held at central banks (included in cash and cash equivalents), of which $101.31 billion as of March 2023 and $165.77 billion as of December 2022 was held at the Federal Reserve.
As of both March 2023 and December 2022, the firm did not have credit exposure to any other counterparty that exceeded 2% of total assets.
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

83	Goldman Sachs March 2023 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
The table below presents U.S. government and agency obligations and non-U.S. government and agency obligations that collateralize resale agreements and securities borrowed transactions.

	As of
	March	December
$ in millions	2023	2022
U.S. government and agency obligations	$121,309	$164,897
Non-U.S. government and agency obligations	$97,065	$76,456
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
With respect to matters described below for which management has been able to estimate a range of reasonably possible loss where (i) actual or potential plaintiffs have claimed an amount of money damages, (ii) the firm is being, or threatened to be, sued by purchasers in a securities offering and is not being indemnified by a party that the firm believes will pay the full amount of any judgment, or (iii) the purchasers are demanding that the firm repurchase securities, management has estimated the upper end of the range of reasonably possible loss based on (a) in the case of (i), the amount of money damages claimed, (b) in the case of (ii), the difference between the initial sales price of the securities that the firm sold in such offering and the estimated lowest subsequent price of such securities prior to the action being commenced and (c) in the case of (iii), the price that purchasers paid for the securities less the estimated value, if any, as of March 2023 of the relevant securities, in each of cases (i), (ii) and (iii), taking into account any other factors believed to be relevant to the particular matter or matters of that type. As of the date hereof, the firm has estimated the upper end of the range of reasonably possible aggregate loss for such matters and for any other matters described below where management has been able to estimate a range of reasonably possible aggregate loss to be approximately $2.5 billion in excess of the aggregate reserves for such matters.
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

Goldman Sachs March 2023 Form 10-Q	84

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
1MDB-Related Matters
Between 2012 and 2013, subsidiaries of the firm acted as arrangers or purchasers of approximately $6.5 billion of debt securities of 1MDB.
On November 1, 2018, the U.S. Department of Justice (DOJ) unsealed a criminal information and guilty plea by Tim Leissner, a former participating managing director of the firm, and an indictment against Ng Chong Hwa, a former managing director of the firm. On August 28, 2018, Leissner was adjudicated guilty by the U.S. District Court for the Eastern District of New York of conspiring to launder money and to violate the U.S. Foreign Corrupt Practices Act’s (FCPA) anti-bribery and internal accounting controls provisions. Ng was charged with conspiring to launder money and to violate the FCPA’s anti-bribery and internal accounting controls provisions, and on April 8, 2022, Ng was found guilty on all counts following a trial.
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

85	Goldman Sachs March 2023 Form 10-Q

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
Currencies-Related Litigation
GS&Co. and Group Inc. are among the defendants named in an action filed in the U.S. District Court for the Southern District of New York on November 7, 2018, and GSI, GSIB, Goldman Sachs Group UK Limited and GS Bank USA are among the defendants in an action filed in the High Court of England and Wales on November 11, 2020 and subsequently transferred to the U.K. Competition Appeal Tribunal, in each case by certain direct purchasers of foreign exchange instruments that opted out of a class settlement reached with, among others, GS&Co. and Group Inc. The third amended complaint in the U.S. district court action, filed on August 3, 2020, generally alleges that the defendants violated federal antitrust law and state common law in connection with an alleged conspiracy to manipulate the foreign currency exchange markets and seeks declaratory and injunctive relief, as well as unspecified amounts of compensatory, punitive, treble and other damages. The claim in the English action is for breaches of English and E.U. competition rules from 2003 to 2013 and alleges manipulation of foreign exchange rates and bid/offer spreads, the exchange of commercially sensitive information among defendants and collusive trading. On March 29, 2023, the parties entered into settlements to resolve these actions.
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
Banco Espirito Santo S.A. and Oak Finance
Beginning in February 2015, GSI commenced actions against Novo Banco S.A. (Novo Banco) in the English Commercial Court and the Bank of Portugal (BoP) in Portuguese Administrative Court in response to BoP’s decisions in December 2014, September 2015 and December 2015 to reverse an earlier transfer to Novo Banco of an $835 million facility agreement (the Facility), structured by GSI, between Oak Finance Luxembourg S.A. (Oak Finance), a special purpose vehicle formed in connection with the Facility, and Banco Espirito Santo S.A. (BES) prior to the failure of BES. In July 2018, the English Supreme Court found that the English courts will not have jurisdiction over GSI’s action unless and until the Portuguese Administrative Court finds against BoP in GSI’s parallel action. In July 2018, the Liquidation Committee for BES issued a decision seeking to claw back from GSI $54 million paid to GSI and $50 million allegedly paid to Oak Finance in connection with the Facility, alleging that GSI acted in bad faith in extending the Facility, including because GSI allegedly knew that BES was at risk of imminent failure. In October 2018, GSI commenced an action in Lisbon Commercial Court challenging the Liquidation Committee’s decision and has since also issued a claim against the Portuguese State seeking compensation for losses of approximately $222 million related to the failure of BES, together with a contingent claim for the $104 million sought by the Liquidation Committee. On April 11, 2023, GSI commenced administrative proceedings against the BoP, seeking the nullification of the BoP’s September 2015 and December 2015 decisions on new grounds.
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

Goldman Sachs March 2023 Form 10-Q	86

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Archegos-Related Matters
GS&Co. is among the underwriters named as defendants in a putative securities class action filed on August 13, 2021 in New York Supreme Court, County of New York, relating to ViacomCBS Inc.’s (ViacomCBS) March 2021 public offerings of $1.7 billion of common stock and $1.0 billion of preferred stock. In addition to the underwriters, the defendants include ViacomCBS and certain of its officers and directors. GS&Co. underwrote 646,154 shares of common stock representing an aggregate offering price of approximately $55 million and 323,077 shares of preferred stock representing an aggregate offering price of approximately $32 million. The complaint asserts claims under the federal securities laws and alleges that the offering documents contained material misstatements and omissions, including, among other things, that the offering documents failed to disclose that Archegos Capital Management, LP (Archegos) had substantial exposure to ViacomCBS, including through total return swaps to which certain of the underwriters, including GS&Co., were allegedly counterparties, and that such underwriters failed to disclose their exposure to Archegos. On December 21, 2021, the plaintiffs filed a corrected amended complaint. The complaint seeks rescission and compensatory damages in unspecified amounts. On January 4, 2022, the plaintiffs moved for class certification. On February 6, 2023, the court dismissed the claims against ViacomCBS and the individual defendants, but denied the defendants’ motions to dismiss with respect to GS&Co. and the other underwriter defendants. On February 15, 2023, the underwriter defendants appealed the court’s denial of the motion to dismiss. On March 10, 2023, the plaintiffs appealed the court’s dismissal of the claims against ViacomCBS and the individual defendants. On April 18, 2023, the plaintiffs moved for class certification.
Group Inc. is also a defendant in putative securities class actions filed beginning in October 2021 and consolidated in the U.S. District Court for the Southern District of New York. The complaints allege that Group Inc., along with another financial institution, sold shares in Baidu Inc. (Baidu), Discovery Inc. (Discovery), GSX Techedu Inc. (Gaotu), iQIYI Inc. (iQIYI), Tencent Music Entertainment Group (Tencent), ViacomCBS, and Vipshop Holdings Ltd. (Vipshop) based on material nonpublic information regarding the liquidation of Archegos’ position in Baidu, Discovery, Gaotu, iQIYI, Tencent, ViacomCBS and Vipshop, respectively. The complaints generally assert violations of Sections 10(b), 20A and 20(a) of the Exchange Act and seek unspecified damages. On June 13, 2022, the plaintiffs in the class actions filed amended complaints. On March 31, 2023, the court granted the defendants' motions to dismiss the amended complaints without prejudice.

On January 24, 2022, the firm received a demand from an alleged shareholder under Section 220 of the Delaware General Corporation Law for books and records relating to, among other things, the firm’s involvement with Archegos and the firm’s controls with respect to insider trading.
Silicon Valley Bank Matters
GS&Co. is among the underwriters named as defendants in a putative securities class action filed on April 7, 2023 in the U.S. District Court for the Northern District of California relating to SVB Financial Group’s (“SVBFG”) January 2021 public offerings of $500 million principal amount of senior notes and $750 million of depositary shares representing interests in preferred stock, March 2021 public offering of approximately $1.2 billion of common stock, May 2021 public offerings of $1.0 billion of depositary shares representing interests in preferred stock and $500 million principal amount of senior notes, August 2021 public offering of approximately $1.3 billion of common stock, and April 2022 public offering of $800 million aggregate principal amount of senior notes, among other public offerings of securities. In addition to the underwriters, the defendants include certain of SVBFG’s officers and directors and its auditor. GS&Co. underwrote an aggregate of 831,250 depositary shares representing an aggregate offering price of approximately $831 million, an aggregate of 3,266,108 shares of common stock representing an aggregate offering price of approximately $1.8 billion and senior notes representing an aggregate price to the public of approximately $727 million. The complaint asserts claims under the federal securities laws and alleges that the offering documents contained material misstatements and omissions. The complaint seeks compensatory damages in unspecified amounts. On March 17, 2023, SVBFG filed for Chapter 11 bankruptcy in the U.S. Bankruptcy Court for the Southern District of New York.
The firm is also cooperating with and providing information to various governmental bodies in connection with their investigations and inquiries into SVBFG and its affiliates (collectively “SVB”), including the firm’s business with SVB in or around March 2023, when SVB engaged the firm to assist with a proposed capital raise and SVB sold the firm a portfolio of securities.

87	Goldman Sachs March 2023 Form 10-Q

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
Uber Technologies, Inc. GS&Co. is among the underwriters named as defendants in several putative securities class actions filed beginning in September 2019 in California Superior Court, County of San Francisco and the U.S. District Court for the Northern District of California, relating to Uber Technologies, Inc.’s (Uber) $8.1 billion May 2019 initial public offering. In addition to the underwriters, the defendants include Uber and certain of its officers and directors. GS&Co. underwrote 35,864,408 shares of common stock representing an aggregate offering price of approximately $1.6 billion. On November 16, 2020, the court in the state court action granted defendants’ motion to dismiss the consolidated amended complaint filed on February 11, 2020, and on December 16, 2020, plaintiffs appealed. On August 7, 2020, defendants’ motion to dismiss the district court action was denied. On September 25, 2020, the plaintiffs in the district court action moved for class certification. On December 5, 2020, the plaintiffs in the state court action filed a complaint in the district court, which was consolidated with the existing district court action on January 25, 2021. On May 14, 2021, the plaintiffs filed a second amended complaint in the district court, purporting to add the plaintiffs from the state court action as additional class representatives. On October 1, 2021, defendants’ motion to dismiss the additional class representatives from the second amended complaint was denied, and on July 26, 2022, the district court granted the plaintiffs’ motion for class certification. On February 27, 2023, the U.S. Court of Appeals for the Ninth Circuit denied the defendants’ petition seeking interlocutory review of the district court’s grant of class certification.

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
ContextLogic Inc. GS&Co. is among the underwriters named as defendants in putative securities class actions filed beginning on May 17, 2021 and consolidated in the U.S. District Court for the Northern District of California, relating to ContextLogic Inc.’s (ContextLogic) $1.1 billion December 2020 initial public offering of common stock. In addition to the underwriters, the defendants include ContextLogic and certain of its officers and directors. GS&Co. underwrote 16,169,000 shares of common stock representing an aggregate offering price of approximately $388 million. On July 15, 2022, the plaintiffs filed a consolidated amended complaint, and on March 10, 2023, the court granted the defendants’ motion to dismiss the consolidated amended complaint with leave to amend. On April 10, 2023, the plaintiffs filed a second consolidated amended complaint.

Goldman Sachs March 2023 Form 10-Q	88

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

Zymergen Inc. GS&Co. is among the underwriters named as defendants in a putative securities class action filed on August 4, 2021 in the U.S. District Court for the Northern District of California relating to Zymergen Inc.’s (Zymergen) $575 million April 2021 initial public offering of common stock. In addition to the underwriters, the defendants include Zymergen and certain of its officers and directors. GS&Co. underwrote 5,750,345 shares of common stock representing an aggregate offering price of approximately $178 million. On February 24, 2022, the plaintiffs filed an amended complaint, and on November 29, 2022, the court granted in part and denied in part the defendants' motion to dismiss the amended complaint, denying dismissal of the claims for violations of Section 11 of the Securities Act. On April 6, 2023, the plaintiffs moved for class certification.
Waterdrop Inc. GS Asia is among the underwriters named as defendants in a putative securities class action filed on September 14, 2021 in the U.S. District Court for the Southern District of New York relating to Waterdrop Inc.’s (Waterdrop) $360 million May 2021 initial public offering of ADS. In addition to the underwriters, the defendants include Waterdrop and certain of its officers and directors. GS Asia underwrote 15,300,000 ADS representing an aggregate offering price of approximately $184 million. On February 21, 2022, the plaintiffs filed an amended complaint, and on February 3, 2023, the court granted the defendants' motion to dismiss the amended complaint. On March 6, 2023, plaintiffs appealed to the U.S. Court of Appeals for the Second Circuit.
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

89	Goldman Sachs March 2023 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Rivian Automotive Inc. GS&Co. is among the underwriters named as defendants in putative securities class actions filed on March 7, 2022 and February 28, 2023 in the U.S. District Court for the Central District of California and in the Superior Court of the State of California, County of Orange, respectively, relating to Rivian Automotive Inc.’s (Rivian) approximately $13.7 billion November 2021 initial public offering. In addition to the underwriters, the defendants include Rivian and certain of its officers and directors. GS&Co. underwrote 44,733,050 shares of common stock representing an aggregate offering price of approximately $3.5 billion. On March 2, 2023, the plaintiffs in the federal court action filed an amended consolidated complaint, and on March 16, 2023, the defendants moved to dismiss the amended consolidated complaint. On April 6, 2023, the defendants in the state court action moved to dismiss the complaint.
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
Robinhood Markets, Inc. GS&Co. is among the underwriters named as defendants in a putative securities class action filed on December 17, 2021 in the U.S. District Court for the Northern District of California relating to Robinhood Markets, Inc.’s (Robinhood) approximately $2.2 billion July 2021 initial public offering. In addition to the underwriters, the defendants include Robinhood and certain of its officers and directors. GS&Co. underwrote 18,039,706 shares of common stock representing an aggregate offering price of approximately $686 million. On February 10, 2023, the court granted the defendants' motion to dismiss the complaint with leave to amend, and on March 13, 2023, the plaintiffs filed a second amended complaint.

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
Oscar Health, Inc. GS&Co. is among the underwriters named as defendants in a putative securities class action filed on May 12, 2022 in the U.S. District Court for the Southern District of New York relating to Oscar Health, Inc.’s (Oscar Health) approximately $1.4 billion March 2021 initial public offering. In addition to the underwriters, the defendants include Oscar Health and certain of its officers and directors. GS&Co. underwrote 12,760,633 shares of common stock representing an aggregate offering price of approximately $498 million. On December 5, 2022, the plaintiffs filed an amended complaint. On April 4, 2023, the defendants moved to dismiss the amended complaint.

Goldman Sachs March 2023 Form 10-Q	90

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
17 Education & Technology Group Inc. GS Asia is among the underwriters named as defendants in a putative securities class action filed on July 19, 2022 in the U.S. District Court for the Central District of California and transferred to the U.S. District Court for the Southern District of New York in November 2022 relating to 17 Education & Technology Group Inc.’s (17EdTech) approximately $331 million December 2020 initial public offering of ADS. In addition to the underwriters, the defendants include 17EdTech and certain of its officers and directors. GS Asia underwrote 12,604,000 ADS representing an aggregate offering price of approximately $132 million. On January 31, 2023, the plaintiffs filed an amended complaint. On March 31, 2023, the defendants moved to dismiss the amended complaint.

91	Goldman Sachs March 2023 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
LifeStance Health Group, Inc. GS&Co. is among the underwriters named as defendants in a putative securities class action filed on August 10, 2022 in the U.S. District Court for the Southern District of New York relating to LifeStance Health Group, Inc.’s (LifeStance) approximately $828 million June 2021 initial public offering of common stock. In addition to the underwriters, the defendants include LifeStance and certain of its officers and directors. GS&Co. underwrote 10,580,000 shares of common stock representing an aggregate offering price of approximately $190 million. On December 19, 2022, the plaintiffs filed an amended complaint, and on April 10, 2023, the defendants' motion to dismiss the amended complaint was denied.
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
FIGS, Inc. GS&Co. is among the underwriters named as defendants in a putative securities class action filed on December 8, 2022 in the U.S. District Court for the Central District of California relating to FIGS, Inc.’s (FIGS) approximately $668 million May 2021 initial public offering and approximately $413 million September 2021 secondary equity offering. In addition to the underwriters, the defendants include FIGS, certain of its officers and directors and certain of its shareholders. GS&Co. underwrote 9,545,073 shares of common stock in the May 2021 initial public offering representing an aggregate offering price of approximately $210 million and 3,179,047 shares of common stock in the September 2021 secondary equity offering representing an aggregate offering price of approximately $128 million. On April 10, 2023, the plaintiffs filed a consolidated complaint.

Goldman Sachs March 2023 Form 10-Q	92

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
iQIYI, Inc. GS Asia is among the underwriters named as defendants in a putative securities class action filed on June 1, 2021 in the U.S. District Court for the Eastern District of New York relating to iQIYI’s approximately $2.4 billion March 2018 initial public offering of ADS. In addition to the underwriters, the defendants include iQIYI, certain of its officers and directors and its controlling shareholder. GS Asia underwrote 69,751,212 ADS representing an aggregate offering price of approximately $1.3 billion. On November 30, 2022, the defendants served a motion to dismiss the amended complaint.

Investment Management Services
Group Inc. and certain of its affiliates are parties to various civil litigation and arbitration proceedings and other disputes with clients relating to losses allegedly sustained as a result of the firm’s investment management services. These claims generally seek, among other things, restitution or other compensatory damages and, in some cases, punitive damages.
Securities Lending Antitrust Litigation
Group Inc. and GS&Co. were among the defendants named in a putative antitrust class action and three individual actions relating to securities lending practices filed in the U.S. District Court for the Southern District of New York beginning in August 2017. The complaints generally assert claims under federal and state antitrust law and state common law in connection with an alleged conspiracy among the defendants to preclude the development of electronic platforms for securities lending transactions. The individual complaints also assert claims for tortious interference with business relations and under state trade practices law and, in the second and third individual actions, unjust enrichment under state common law. The complaints seek declaratory and injunctive relief, as well as unspecified amounts of compensatory, treble, punitive and other damages. Group Inc. was voluntarily dismissed from the putative class action on January 26, 2018. Defendants’ motion to dismiss the class action complaint was denied on September 27, 2018. Defendants’ motion to dismiss the first individual action was granted on August 7, 2019. On September 30, 2021, the defendants’ motion to dismiss the second and third individual actions, which were consolidated in June 2019, was granted, and on March 24, 2023, the U.S. Court of Appeals for the Second Circuit affirmed the dismissal. On June 30, 2022, the Magistrate Judge recommended that the plaintiffs’ motion for class certification in the putative class action be granted in part and denied in part. On August 15, 2022, the plaintiffs and defendants filed objections to the Magistrate Judge’s report and recommendation with the district court.

93	Goldman Sachs March 2023 Form 10-Q

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

Goldman Sachs March 2023 Form 10-Q	94

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Commodities-Related Litigation
GSI is among the defendants named in putative class actions relating to trading in platinum and palladium, filed beginning on November 25, 2014 and most recently amended on May 15, 2017, in the U.S. District Court for the Southern District of New York. The amended complaint generally alleges that the defendants violated federal antitrust laws and the Commodity Exchange Act in connection with an alleged conspiracy to manipulate a benchmark for physical platinum and palladium prices and seek declaratory and injunctive relief, as well as treble damages in an unspecified amount. On March 29, 2020, the court granted the defendants’ motions to dismiss and for reconsideration, resulting in the dismissal of all claims, and on February 27, 2023, the U.S. Court of Appeals for the Second Circuit reversed the district court’s dismissal of certain plaintiffs’ antitrust claims and vacated the district court’s dismissal of the plaintiffs’ Commodity Exchange Act claim. On April 12, 2023, the defendants' petition for rehearing or rehearing en banc with the U.S. Court of Appeals for the Second Circuit was denied.
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

95	Goldman Sachs March 2023 Form 10-Q

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

Goldman Sachs March 2023 Form 10-Q	96

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
•Compliance with the FCPA;
•The firm’s hiring and compensation practices;
•The firm’s system of risk management and controls; and
•Insider trading, the potential misuse and dissemination of material nonpublic information regarding corporate and governmental developments and the effectiveness of the firm’s insider trading controls and information barriers.
The firm is cooperating with all such governmental and regulatory investigations and reviews.

97	Goldman Sachs March 2023 Form 10-Q

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of The Goldman Sachs Group, Inc.:
Results of Review of Interim Financial Statements
We have reviewed the accompanying consolidated balance sheet of The Goldman Sachs Group, Inc. and its subsidiaries (the Company) as of March 31, 2023, the related consolidated statements of earnings, comprehensive income, changes in shareholders’ equity and cash flows for the three month periods ended March 31, 2023 and 2022, including the related notes (collectively referred to as the “interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2022, and the related consolidated statements of earnings, comprehensive income, changes in shareholders’ equity and cash flows for the year then ended (not presented herein), and in our report dated February 23, 2023, which included a paragraph describing a change in the manner of accounting for credit losses on certain financial instruments in the 2020 consolidated financial statements, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2022 is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

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
/s/ PricewaterhouseCoopers LLP
New York, New York
May 3, 2023

Goldman Sachs March 2023 Form 10-Q	98

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Statistical Disclosures
Distribution of Assets, Liabilities and Shareholders’ Equity
The tables below present information about average balances, interest and average interest rates.

	Average Balance for
	the Three Months
	Ended March
$ in millions	2023	2022
Assets
U.S.	$138,678	$132,461
Non-U.S.	125,846	108,449
Deposits with banks	264,524	240,910
U.S.	197,735	264,740
Non-U.S.	164,904	173,485
Collateralized agreements	362,639	438,225
U.S.	183,436	164,928
Non-U.S.	124,071	131,247
Trading assets	307,507	296,175
U.S.	115,308	71,151
Non-U.S.	15,215	16,957
Investments	130,523	88,108
U.S.	155,555	131,692
Non-U.S.	20,138	23,258
Loans	175,693	154,950
U.S.	85,962	103,647
Non-U.S.	60,066	62,119
Other interest-earning assets	146,028	165,766
Interest-earning assets	1,386,914	1,384,134
Cash and due from banks	6,582	8,863
Other non-interest-earning assets	116,570	134,406
Assets	$1,510,066	$1,527,403

Liabilities
U.S.	$301,304	$286,377
Non-U.S.	74,805	79,038
Interest-bearing deposits	376,109	365,415
U.S.	128,316	115,343
Non-U.S.	79,103	87,679
Collateralized financings	207,419	203,022
U.S.	66,002	73,864
Non-U.S.	72,211	85,063
Trading liabilities	138,213	158,927
U.S.	40,513	27,421
Non-U.S.	25,721	28,839
Short-term borrowings	66,234	56,260
U.S.	210,799	232,485
Non-U.S.	44,513	32,393
Long-term borrowings	255,312	264,878
U.S.	156,098	164,233
Non-U.S.	95,910	97,838
Other interest-bearing liabilities	252,008	262,071
Interest-bearing liabilities	1,295,295	1,310,573
Non-interest-bearing deposits	4,742	5,338
Other non-interest-bearing liabilities	93,210	98,911
Liabilities	1,393,247	1,414,822
Shareholders’ equity
Preferred stock	10,703	10,703
Common stock	106,116	101,878
Shareholders’ equity	116,819	112,581
Liabilities and shareholders’ equity	$1,510,066	$1,527,403
Percentage attributable to non-U.S. operations
Interest-earning assets	36.79%	37.24%
Interest-bearing liabilities	30.28%	31.35%

	Interest for
	the Three Months
	Ended March
$ in millions	2023	2022
Assets
U.S.	$1,767	$63
Non-U.S.	703	(55)
Deposits with banks	2,470	8
U.S.	2,352	(87)
Non-U.S.	1,037	(115)
Collateralized agreements	3,389	(202)
U.S.	1,208	737
Non-U.S.	616	353
Trading assets	1,824	1,090
U.S.	629	227
Non-U.S.	188	154
Investments	817	381
U.S.	3,104	1,308
Non-U.S.	354	242
Loans	3,458	1,550
U.S.	1,761	299
Non-U.S.	1,219	86
Other interest-earning assets	2,980	385
Interest-earning assets	$14,938	$3,212
Liabilities
U.S.	$2,966	$301
Non-U.S.	529	69
Interest-bearing deposits	3,495	370
U.S.	1,681	43
Non-U.S.	679	(32)
Collateralized financings	2,360	11
U.S.	260	212
Non-U.S.	338	220
Trading liabilities	598	432
U.S.	187	61
Non-U.S.	29	16
Short-term borrowings	216	77
U.S.	2,584	730
Non-U.S.	66	24
Long-term borrowings	2,650	754
U.S.	2,411	(287)
Non-U.S.	1,427	28
Other interest-bearing liabilities	3,838	(259)
Interest-bearing liabilities	$13,157	$1,385
Net interest income
U.S.	$732	$1,487
Non-U.S.	1,049	340
Net interest income	$1,781	$1,827

99	Goldman Sachs March 2023 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Statistical Disclosures

	Annualized Average Rate for
	the Three Months
	Ended March
	2023	2022
Assets
U.S.	5.10%	0.19%
Non-U.S.	2.23%	(0.21)%
Deposits with banks	3.74%	0.01%
U.S.	4.76%	(0.13)%
Non-U.S.	2.52%	(0.27)%
Collateralized agreements	3.74%	(0.19)%
U.S.	2.63%	1.81%
Non-U.S.	1.99%	1.09%
Trading assets	2.37%	1.49%
U.S.	2.18%	1.29%
Non-U.S.	4.94%	3.67%
Investments	2.50%	1.75%
U.S.	7.98%	4.02%
Non-U.S.	7.03%	4.21%
Loans	7.87%	4.05%
U.S.	8.19%	1.17%
Non-U.S.	8.12%	0.56%
Other interest-earning assets	8.16%	0.94%
Interest-earning assets	4.31%	0.94%
Liabilities
U.S.	3.94%	0.43%
Non-U.S.	2.83%	0.35%
Interest-bearing deposits	3.72%	0.41%
U.S.	5.24%	0.15%
Non-U.S.	3.43%	(0.15)%
Collateralized financings	4.55%	0.02%
U.S.	1.58%	1.16%
Non-U.S.	1.87%	1.05%
Trading liabilities	1.73%	1.10%
U.S.	1.85%	0.90%
Non-U.S.	0.45%	0.22%
Short-term borrowings	1.30%	0.55%
U.S.	4.90%	1.27%
Non-U.S.	0.59%	0.30%
Long-term borrowings	4.15%	1.15%
U.S.	6.18%	(0.71)%
Non-U.S.	5.95%	0.12%
Other interest-bearing liabilities	6.09%	(0.40)%
Interest-bearing liabilities	4.06%	0.43%
Interest rate spread	0.25%	0.51%
U.S.	0.33%	0.69%
Non-U.S.	0.82%	0.27%
Net yield on interest-earning assets	0.51%	0.53%
In the tables above:
•Assets, liabilities and interest are classified as U.S. and non-U.S. based on the location of the legal entity in which the assets and liabilities are held.
•Derivative instruments and commodities are included in other non-interest-earning assets and other non-interest-bearing liabilities.
•Average collateralized agreements included $167.64 billion of resale agreements and $195.00 billion of securities borrowed for the three months ended March 2023, and $246.18 billion of resale agreements and $192.05 billion of securities borrowed for the three months ended March 2022.
•Other interest-earning assets primarily consists of certain receivables from customers and counterparties.
•Collateralized financings included $168.02 billion of repurchase agreements and $39.40 billion of securities loaned for the three months ended March 2023, and $157.98 billion of repurchase agreements and $45.04 billion of securities loaned for the three months ended March 2022.
•Substantially all other interest-bearing liabilities consists of certain payables to customers and counterparties.
•Interest rates for borrowings include the effects of interest rate swaps accounted for as hedges.
•Loans exclude loans held for sale that are accounted for at the lower of cost or fair value. Such loans are included within other interest-earning assets.
•Short- and long-term borrowings include both secured and unsecured borrowings.

Goldman Sachs March 2023 Form 10-Q	100

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
This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2022. References to “the 2022 Form 10-K” are to our Annual Report on Form 10-K for the year ended December 31, 2022. References to “this Form 10-Q” are to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023. All references to “the consolidated financial statements” or “Statistical Disclosures” are to Part I, Item 1 of this Form 10-Q. The consolidated financial statements are unaudited. All references to March 2023 and March 2022 refer to our periods ended, or the dates, as the context requires, March 31, 2023 and March 31, 2022, respectively. All references to December 2022 refer to the date December 31, 2022. Any reference to a future year refers to a year ending on December 31 of that year. Certain reclassifications have been made to previously reported amounts to conform to the current presentation.

Executive Overview
We generated net earnings of $3.23 billion for the first quarter of 2023, compared with $3.94 billion for the first quarter of 2022. Diluted earnings per common share (EPS) was $8.79 for the first quarter of 2023, compared with $10.76 for the first quarter of 2022. Annualized return on average common shareholders’ equity (ROE) was 11.6% for the first quarter of 2023, compared with 15.0% for the first quarter of 2022. Book value per common share was $310.48 as of March 2023, 2.3% higher compared with December 2022.
Net revenues were $12.22 billion for the first quarter of 2023, 5% lower than the first quarter of 2022, reflecting lower net revenues in Global Banking & Markets, partially offset by significantly higher net revenues in Asset & Wealth Management and Platform Solutions. Net revenues in Global Banking & Markets reflected lower net revenues in Fixed Income, Currency, and Commodities (FICC) and Equities, both compared with a strong prior year period, and significantly lower Investment banking fees. Net revenues in Asset & Wealth Management reflected net gains in Equity investments compared with net losses in the prior year period, higher Management and other fees and higher net revenues in Debt investments. Within Asset & Wealth Management, net revenues in Private banking and lending included a loss of approximately $470 million related to a partial sale of the Marcus by Goldman Sachs (Marcus) loans portfolio and the transfer of the remainder of the portfolio to held for sale (largely offset by a related reserve reduction of approximately $440 million in provision for credit losses). Net revenues in Platform Solutions reflected significantly higher net revenues in Consumer platforms.
Provision for credit losses was a net benefit of $171 million for the first quarter of 2023, compared with net provisions of $561 million for the first quarter of 2022. The net benefit for the first quarter of 2023 reflected a reserve reduction related to a partial sale of the Marcus loans portfolio and the transfer of the remainder of the portfolio to held for sale, partially offset by net provisions related to the credit card and point-of-sale loan portfolios, reflecting net charge-offs and growth, and a provision related to a term deposit with First Republic Bank (First Republic). Provisions for the first quarter of 2022 primarily reflected growth in the credit card portfolio, the impact of macroeconomic and geopolitical concerns, and individual impairments on wholesale loans.

101	Goldman Sachs March 2023 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
Operating expenses were $8.40 billion for the first quarter of 2023, 9% higher than the first quarter of 2022, due to impairments of approximately $355 million related to consolidated real estate investments, the inclusion of NN Investment Partners (NNIP) and higher technology and transaction based expenses. Our efficiency ratio (total operating expenses divided by total net revenues) was 68.7% for the first quarter of 2023, compared with 59.7% for the first quarter of 2022.
During the quarter, we returned a total of $3.41 billion of capital to common shareholders, including common stock repurchases of $2.55 billion and common stock dividends of $868 million. As of March 2023, our Common Equity Tier 1 (CET1) capital ratio was 14.8% under the Standardized Capital Rules and 14.5% under the Advanced Capital Rules. See Note 20 to the consolidated financial statements for further information about our capital ratios.
In the first quarter of 2023, we reaffirmed that our target (through-the-cycle) is to achieve (i) ROE within a range of 14% to 16%, (ii) return on average tangible common shareholders’ equity (ROTE) within a range of 15% to 17% and (iii) an efficiency ratio of approximately 60%.
Business Environment
During the first quarter of 2023, broad macroeconomic and geopolitical concerns that began in the prior year continued to weigh on global economic activity. Financial markets were positively impacted by improvement in inflationary measures and a slowdown in the pace of monetary policy tightening in the U.S., which contributed to an increase in global equity and bond prices compared with the end of 2022. In March, momentum was disrupted by stress in the banking sector, including the failure of two regional banks in the U.S. and the planned combination of Switzerland’s two largest financial institutions, which resulted in a period of high interest rate volatility.
The economic outlook remains uncertain, reflecting concerns about geopolitical risks, inflation and stress in the banking sector. See “Results of Operations — Segment Assets and Operating Results — Segment Operating Results” for further information about the operating environment for each of our business segments.
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
Instruments classified in level 3 of the fair value hierarchy are those which require one or more significant inputs that are not observable. Level 3 financial assets represented 1.7% as of March 2023 and 1.8% as of December 2022 of our total assets. See Notes 4 and 5 to the consolidated financial statements for further information about level 3 financial assets, including changes in level 3 financial assets and related fair value measurements. Absent evidence to the contrary, instruments classified in level 3 of the fair value hierarchy are initially valued at transaction price, which is considered to be the best initial estimate of fair value. Subsequent to the transaction date, we use other methodologies to determine fair value, which vary based on the type of instrument. Estimating the fair value of level 3 financial instruments requires judgments to be made. These judgments include:
•Determining the appropriate valuation methodology and/or model for each type of level 3 financial instrument;
•Determining model inputs based on an evaluation of all relevant empirical market data, including prices evidenced by market transactions, interest rates, credit spreads, volatilities and correlations; and
•Determining appropriate valuation adjustments, including those related to illiquidity or counterparty credit quality.
Regardless of the methodology, valuation inputs and assumptions are only changed when corroborated by substantive evidence.

Goldman Sachs March 2023 Form 10-Q	102

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

103	Goldman Sachs March 2023 Form 10-Q

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
To estimate the potential impact of an adverse macroeconomic environment on our allowance for credit losses, we, among other things, compared the expected credit losses under the weighted average forecast used in the calculation of allowance for credit losses as of March 2023 (which was weighted towards the baseline and adverse economic scenarios) to the expected credit losses under a 100% weighted adverse economic scenario. The adverse economic scenario of the forecast model reflects a global recession in the second quarter of 2023 through the first quarter of 2024 and a more aggressive tightening of monetary policy by central banks, resulting in an economic contraction and rising unemployment rates. A 100% weighting to the adverse economic scenario would have resulted in an approximate $1.0 billion increase in our allowance for credit losses as of March 2023. This hypothetical increase does not take into consideration any potential adjustments to qualitative reserves. The forecasts of macroeconomic conditions are inherently uncertain and do not take into account any other offsetting or correlated effects. The actual credit loss in an adverse macroeconomic environment may differ significantly from this estimate. See Note 9 to the consolidated financial statements for further information about the allowance for credit losses.
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

Goldman Sachs March 2023 Form 10-Q	104

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
Goodwill is assessed for impairment annually in the fourth quarter or more frequently if events occur or circumstances change that indicate an impairment may exist. When assessing goodwill for impairment, first, a qualitative assessment can be made to determine whether it is more likely than not that the estimated fair value of a reporting unit is less than its carrying value. If the results of the qualitative assessment are not conclusive, a quantitative goodwill test is performed. Alternatively, a quantitative goodwill test can be performed without performing a qualitative assessment. Estimating the fair value of our reporting units requires judgment. Critical inputs to the fair value estimates include projected earnings and allocated equity. There is inherent uncertainty in the projected earnings. The carrying value of each reporting unit reflects an allocation of total shareholders’ equity and represents the estimated amount of total shareholders’ equity required to support the activities of the reporting unit under currently applicable regulatory capital requirements. The estimated fair value of our Consumer platforms reporting unit, which represents approximately 8% of our goodwill, was not substantially in excess of its carrying value in our 2022 quantitative test. This reporting unit has been adversely impacted by the recent operating environment generally characterized by broad macroeconomic concerns. We will continue to closely monitor it, including with respect to the impact of the potential sale of GreenSky, Inc. (GreenSky), to determine whether an impairment is required in the future. The goodwill related to the Consumer platforms reporting unit was $504 million as of March 2023 and $482 million as of December 2022. See Note 12 to the consolidated financial statements for further information about goodwill. If we experience a prolonged or severe period of weakness in the business environment, financial markets, the performance of one or more of our reporting units or our common stock price, or additional increases in capital requirements, our goodwill could be impaired in the future.
Identifiable intangible assets are tested for impairment when events or changes in circumstances suggest that an asset’s or asset group’s carrying value may not be fully recoverable. Judgment is required to evaluate whether indications of potential impairment have occurred, and to test identifiable intangible assets for impairment, if required. An impairment is recognized if the estimated undiscounted cash flows relating to the asset or asset group is less than the corresponding carrying value. We will evaluate any impact with respect to the potential sale of GreenSky to determine whether an impairment is required in the future. See Note 12 to the consolidated financial statements for further information about identifiable intangible assets.

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
In accounting for income taxes, we recognize tax positions in the financial statements only when it is more likely than not that the position will be sustained on examination by the relevant taxing authority based on the technical merits of the position. We use estimates to recognize current and deferred income taxes in the U.S. federal, state and local and non-U.S. jurisdictions in which we operate. The income tax laws in these jurisdictions are complex and can be subject to different interpretations between taxpayers and taxing authorities. Disputes may arise over these interpretations and can be settled by audit, administrative appeals or judicial proceedings. Our interpretations are reevaluated quarterly based on guidance currently available, tax examination experience and the opinions of legal counsel, among other factors. We recognize deferred taxes based on the amount that will more likely than not be realized in the future based on enacted income tax laws. Our estimate for deferred taxes includes estimates for future taxable earnings, including the level and character of those earnings, and various tax planning strategies. See Note 24 to the consolidated financial statements in Part II, Item 8 of the 2022 Form 10-K for further information about income taxes.
Recent Accounting Developments
See Note 3 to the consolidated financial statements for information about Recent Accounting Developments.
Results of Operations
The composition of our net revenues has varied over time as financial markets and the scope of our operations have changed. The composition of net revenues can also vary over the shorter term due to fluctuations in U.S. and global economic and market conditions. See “Risk Factors” in Part I, Item 1A of the 2022 Form 10-K for further information about the impact of economic and market conditions on our results of operations.

105	Goldman Sachs March 2023 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
Financial Overview
The table below presents an overview of our financial results and selected financial ratios.

	Three Months Ended March
$ in millions, except per share amounts	2023	2022
Net revenues	$12,224	$12,933
Pre-tax earnings	$3,993	$4,656
Net earnings	$3,234	$3,939
Net earnings to common	$3,087	$3,831
Diluted EPS	$8.79	$10.76
ROE	11.6%	15.0%
ROTE	12.6%	15.8%
Net earnings to average assets	0.9%	1.0%
Return on shareholders’ equity	11.1%	14.0%
Average equity to average assets	7.7%	7.4%
Dividend payout ratio	28.4%	18.6%
In the table above:
•Net earnings to common represents net earnings applicable to common shareholders, which is calculated as net earnings less preferred stock dividends.
•ROE, ROTE, net earnings to average total assets and return on average shareholders’ equity are annualized amounts.
•ROE is calculated by dividing annualized net earnings to common by average monthly common shareholders’ equity.
•ROTE is calculated by dividing annualized net earnings to common by average monthly tangible common shareholders’ equity. Tangible common shareholders’ equity is calculated as total shareholders’ equity less preferred stock, goodwill and identifiable intangible assets. We believe that tangible common shareholders’ equity is meaningful because it is a measure that we and investors use to assess capital adequacy and that ROTE is meaningful because it measures the performance of businesses consistently, whether they were acquired or developed internally. Tangible common shareholders’ equity and ROTE are non-GAAP measures and may not be comparable to similar non-GAAP measures used by other companies.
The table below presents our average equity and the reconciliation of average common shareholders’ equity to average tangible common shareholders’ equity.

	Average for the Three
	Months Ended March
$ in millions	2023	2022
Total shareholders’ equity	$116,819	$112,581
Preferred stock	(10,703)	(10,703)
Common shareholders’ equity	106,116	101,878
Goodwill	(6,392)	(4,532)
Identifiable intangible assets	(1,985)	(634)
Tangible common shareholders’ equity	$97,739	$96,712

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
Net Revenues
The table below presents our net revenues by line item.

	Three Months Ended March
$ in millions	2023	2022
Investment banking	$1,578	$2,144
Investment management	2,289	2,070
Commissions and fees	1,088	1,003
Market making	5,433	6,029
Other principal transactions	55	(140)
Total non-interest revenues	10,443	11,106
Interest income	14,938	3,212
Interest expense	13,157	1,385
Net interest income	1,781	1,827
Total net revenues	$12,224	$12,933
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

Goldman Sachs March 2023 Form 10-Q	106

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
Operating Environment. During the first quarter of 2023, the operating environment was generally characterized by continued broad macroeconomic and geopolitical concerns, as well as the effects of stress in the banking sector. These factors contributed to solid market-making activity levels, but negatively affected industry-wide investment banking activity levels, while signs of improvements in economic conditions contributed to an increase in asset prices compared with the end of 2022. In the U.S., the rate of unemployment remained low and consumer spending increased slightly compared with the fourth quarter of 2022.
If concerns about the economic outlook grow, including those about geopolitical concerns, inflation, stress in the banking sector, debt ceiling and potential increases in regulatory requirements, it may lead to a decline in asset prices, a decline in market-making activity levels, or a continued decline in investment banking activity levels, and net revenues and provision for credit losses would likely be negatively impacted. See “Segment Assets and Operating Results — Segment Operating Results” for information about the operating environment and material trends and uncertainties that may impact our results of operations.
Three Months Ended March 2023 versus March 2022. Net revenues in the consolidated statements of earnings were $12.22 billion for the first quarter of 2023, 5% lower than the first quarter of 2022, primarily reflecting lower market making revenues and significantly lower investment banking revenues, partially offset by higher investment management revenues and net gains in other principal transactions net revenues compared with net losses in the prior year period.
Non-Interest Revenues. Investment banking revenues in the consolidated statements of earnings were $1.58 billion for the first quarter of 2023, 26% lower than the first quarter of 2022, primarily due to significantly lower revenues in Advisory, reflecting a significant decline in industry-wide completed mergers and acquisitions transactions, and Debt underwriting, reflecting a decline in industry-wide volumes.
Investment management revenues in the consolidated statements of earnings were $2.29 billion for the first quarter of 2023, 11% higher than the first quarter of 2022, due to higher Management and other fees, primarily reflecting the inclusion of NNIP and a reduction in fee waivers on money market funds.
Commissions and fees in the consolidated statements of earnings were $1.09 billion for the first quarter of 2023, 8% higher than the first quarter of 2022, primarily reflecting the inclusion of GreenSky and higher commissions and fees in Equities.
Market making revenues in the consolidated statements of earnings were $5.43 billion for the first quarter of 2023, 10% lower than a strong first quarter of 2022, primarily reflecting significantly lower revenues in currencies and commodities and lower revenues in equity products, partially offset by significantly higher net revenues in interest rate products and improved results in mortgages.
Other principal transactions revenues in the consolidated statements of earnings were $55 million for the first quarter of 2023, compared with a negative $140 million for the first quarter of 2022, primarily reflecting mark-to-market net gains from investments in public equities compared with significant mark-to-market net losses in the prior year period, partially offset by a loss of approximately $470 million related to a partial sale of the Marcus loans portfolio and the transfer of the remainder of the portfolio to held for sale (largely offset by a related reserve reduction in provision for credit losses).
Net Interest Income. Net interest income in the consolidated statements of earnings was $1.78 billion for the first quarter of 2023, 3% lower than the first quarter of 2022, reflecting an increase in interest expense primarily related to other interest-bearing liabilities, deposits, collateralized financings, and borrowings, each reflecting the impact of higher average interest rates. The increase in interest expense was largely offset by an increase in interest income primarily related to collateralized agreements, other interest-earning assets, deposits with banks, and loans, each reflecting the impact of higher average interest rates. See “Statistical Disclosures — Distribution of Assets, Liabilities and Shareholders’ Equity” for further information about our sources of net interest income.
Provision for Credit Losses
Provision for credit losses consists of provision for credit losses on financial assets and commitments accounted for at amortized cost, including loans and lending commitments held for investment. See Note 9 to the consolidated financial statements for further information about the provision for credit losses on loans and lending commitments.
The table below presents our provision for credit losses.

	Three Months Ended March
$ in millions	2023	2022
Provision for credit losses	$(171)	$561
Three Months Ended March 2023 versus March 2022. Provision for credit losses in the consolidated statements of earnings was a net benefit of $171 million for the first quarter of 2023, compared with net provisions of $561 million for the first quarter of 2022. The net benefit for the first quarter of 2023 reflected a reserve reduction of approximately $440 million related to a partial sale of the Marcus loans portfolio and the transfer of the remainder of the portfolio to held for sale, partially offset by net provisions related to the credit card and point-of-sale loan portfolios, reflecting net charge-offs and growth, and a provision related to a term deposit with First Republic. Provisions for the first quarter of 2022 primarily reflected growth in the credit card portfolio, the impact of macroeconomic and geopolitical concerns, and individual impairments on wholesale loans.

107	Goldman Sachs March 2023 Form 10-Q

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
The table below presents our operating expenses by line item and headcount.

	Three Months Ended March
$ in millions	2023	2022
Compensation and benefits	$4,090	$4,083
Transaction based	1,405	1,244
Market development	172	162
Communications and technology	466	424
Depreciation and amortization	970	492
Occupancy	265	251
Professional fees	383	437
Other expenses	651	623
Total operating expenses	$8,402	$7,716
Headcount at period-end	45,400	45,100
Three Months Ended March 2023 versus March 2022. Operating expenses in the consolidated statements of earnings were $8.40 billion for the first quarter of 2023, 9% higher than the first quarter of 2022. Our efficiency ratio was 68.7% for the first quarter of 2023, compared with our through-the-cycle target efficiency ratio of approximately 60%. Our efficiency ratio was 59.7% for the first quarter of 2022.
The increase in operating expenses compared with the first quarter of 2022 was due to impairments of approximately $355 million related to consolidated real estate investments (in depreciation and amortization), the inclusion of NNIP and higher technology and transaction based expenses. While certain expenses (e.g., compensation and benefits, occupancy and market development) were impacted by inflationary pressures, the overall impact of higher inflation was not material to operating expenses for the first quarter of 2023. Net provisions for litigation and regulatory proceedings were $72 million for the first quarter of 2023 compared with $125 million for the first quarter of 2022.
Headcount decreased 6% compared with December 2022, primarily reflecting a headcount reduction initiative during the quarter. Severance-related costs included in compensation and benefits expenses were approximately $220 million for the first quarter of 2023.
Provision for Taxes
The effective income tax rate for the first quarter of 2023 was 19.0%, up from the full year income tax rate of 16.5% for 2022, primarily due to the impact of an increase in taxes on non-U.S. earnings and decreases in permanent tax benefits, partially offset by the impact of tax benefits on the settlement of employee share-based awards for the first quarter of 2023 compared with the full year of 2022.
We expect our 2023 tax rate to be between 21% and 22%.
Segment Assets and Operating Results
Segment Assets. The table below presents assets by segment.

	As of
	March	December
$ in millions	2023	2022
Global Banking & Markets	$1,278,710	$1,169,539
Asset & Wealth Management	200,943	214,970
Platform Solutions	58,696	57,290
Total	$1,538,349	$1,441,799
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
Segment Operating Results. The table below presents our segment operating results.

	Three Months Ended March
$ in millions	2023	2022
Global Banking & Markets
Net revenues	$8,444	$10,062
Provision for credit losses	129	191
Operating expenses	4,629	4,973
Pre-tax earnings	$3,686	$4,898
Net earnings to common	$2,876	$4,064
Average common equity	$69,497	$67,941
Return on average common equity	16.6%	23.9%

Asset & Wealth Management
Net revenues	$3,216	$2,603
Provision for credit losses	(565)	203
Operating expenses	3,168	2,409
Pre-tax earnings/(loss)	$613	$(9)
Net earnings/(loss) to common	$464	$(34)
Average common equity	$32,684	$31,150
Return on average common equity	5.7%	(0.4)%

Platform Solutions
Net revenues	$564	$268
Provision for credit losses	265	167
Operating expenses	605	334
Pre-tax earnings/(loss)	$(306)	$(233)
Net earnings/(loss) to common	$(253)	$(199)
Average common equity	$3,935	$2,787
Return on average common equity	(25.7)%	(28.6)%

Total
Net revenues	$12,224	$12,933
Provision for credit losses	(171)	561
Operating expenses	8,402	7,716
Pre-tax earnings	$3,993	$4,656
Net earnings to common	$3,087	$3,831
Average common equity	$106,116	$101,878
Return on average common equity	11.6%	15.0%

Goldman Sachs March 2023 Form 10-Q	108

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

109	Goldman Sachs March 2023 Form 10-Q

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

The table below presents our Global Banking & Markets assets.

	As of
	March	December
$ in millions	2023	2022
Cash and cash equivalents	$160,732	$167,203
Collateralized agreements	380,379	380,157
Customer and other receivables	131,716	122,037
Trading assets	373,935	272,788
Investments	104,575	103,229
Loans	108,853	107,648
Other assets	18,520	16,477
Total	$1,278,710	$1,169,539
The table below presents details about our Global Banking & Markets loans.

	As of
	March	December
$ in millions	2023	2022
Corporate	$26,131	$25,776
Real estate	33,218	33,215
Securities-based	3,664	3,857
Other collateralized	46,554	45,407
Other	547	561
Loans, gross	110,114	108,816
Allowance for loan losses	(1,261)	(1,168)
Total loans	$108,853	$107,648
Our average Global Banking & Markets gross loans were $109.53 billion for the first quarter of 2023 and $97.15 billion for the first quarter of 2022.
The table below presents our Global Banking & Markets operating results.

	Three Months Ended March
$ in millions	2023	2022
Advisory	$818	$1,127
Equity underwriting	255	276
Debt underwriting	506	741
Investment banking fees	1,579	2,144
FICC intermediation	3,280	4,099
FICC financing	651	631
FICC	3,931	4,730
Equities intermediation	1,741	2,178
Equities financing	1,274	1,061
Equities	3,015	3,239
Other	(81)	(51)
Net revenues	8,444	10,062
Provision for credit losses	129	191
Operating expenses	4,629	4,973
Pre-tax earnings	3,686	4,898
Provision for taxes	700	754
Net earnings	2,986	4,144
Preferred stock dividends	110	80
Net earnings to common	$2,876	$4,064

Average common equity	$69,497	$67,941
Return on average common equity	16.6%	23.9%

Goldman Sachs March 2023 Form 10-Q	110

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
The table below presents our FICC and Equities net revenues by line item in the consolidated statements of earnings.

$ in millions	FICC	Equities
Three Months Ended March 2023
Market making	$3,573	$1,860
Commissions and fees	–	1,036
Other principal transactions	72	23
Net interest income	286	96
Total	$3,931	$3,015
Three Months Ended March 2022
Market making	$3,911	$2,118
Commissions and fees	–	1,002
Other principal transactions	121	10
Net interest income	698	109
Total	$4,730	$3,239
In the table above:
•See “Net Revenues” for information about market making revenues, commissions and fees, other principal transactions revenues and net interest income. See Note 25 to the consolidated financial statements for net interest income by segment.
•The primary driver of net revenues for FICC intermediation for all periods was client activity.
The table below presents our financial advisory and underwriting transaction volumes.

	Three Months Ended March
$ in billions	2023	2022
Announced mergers and acquisitions	$106	$372
Completed mergers and acquisitions	$225	$379
Equity and equity-related offerings	$11	$10
Debt offerings	$71	$87
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

Operating Environment. During the first quarter of 2023, Global Banking & Markets operated in an environment generally characterized by continued broad macroeconomic and geopolitical concerns, as well as the effects of stress in the banking sector, including a period of high interest rate volatility. These factors contributed to solid market-making activity levels, but negatively affected industry-wide investment banking activity levels.
In investment banking, industry-wide debt underwriting and equity underwriting volumes improved compared with the fourth quarter of 2022, but remained below historical averages. Additionally, industry-wide mergers and acquisitions transactions continued to decline from elevated levels in the prior year.
In interest rates, the yield for 2-year U.S. Treasury notes moved over 15 basis points per day for a period of seven consecutive days during March. In equities, the S&P 500 Index and MSCI World Index both increased by 7%, compared with the end of 2022.
In the future, if market and economic conditions deteriorate further, and activity levels or volatility decline, or credit spreads related to hedges on our relationship lending portfolio tighten, net revenues in Global Banking & Market would likely be negatively impacted. In addition, if economic conditions deteriorate further or if the creditworthiness of borrowers deteriorates, provision for credit losses would likely be negatively impacted.
Three Months Ended March 2023 versus March 2022. Net revenues in Global Banking & Markets were $8.44 billion for the first quarter of 2023, 16% lower than a strong first quarter of 2022.
Investment banking fees were $1.58 billion, 26% lower than the first quarter of 2022, primarily due to significantly lower net revenues in Advisory, reflecting a significant decline in industry-wide completed mergers and acquisitions transactions, and Debt underwriting, reflecting a decline in industry-wide volumes.
As of March 2023, our Investment banking fees backlog decreased compared with December 2022, primarily due to lower estimated net revenues from potential advisory transactions. Estimated net revenues from potential equity underwriting transactions and debt underwriting transactions were also lower.

111	Goldman Sachs March 2023 Form 10-Q

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
Net revenues in FICC were $3.93 billion, 17% lower than the first quarter of 2022, reflecting significantly lower net revenues in FICC intermediation, driven by significantly lower net revenues in currencies and commodities, partially offset by significantly higher net revenues in interest rate products and higher net revenues in mortgages and credit products. Net revenues in FICC financing were slightly higher.
The decrease in FICC intermediation net revenues primarily reflected the impact of less favorable market-making conditions on our inventory. The following provides information about our FICC intermediation net revenues by business, compared with results in the first quarter of 2022:
•Net revenues in currencies and commodities primarily reflected the impact of less favorable market-making conditions on our inventory. Net revenues in currencies also reflected lower client activity.
•Net revenues in interest rate products and credit products primarily reflected the impact of improved market-making conditions on our inventory.
•Net revenues in mortgages primarily reflected higher client activity.
Net revenues in Equities were $3.02 billion, 7% lower than the first quarter of 2022, due to significantly lower net revenues in Equities intermediation across both derivatives and cash products. Net revenues in Equities financing were significantly higher, primarily reflecting increased spreads.
Net revenues in Other were $(81) million for the first quarter of 2023, compared with $(51) million for the first quarter of 2022.
Provision for credit losses was $129 million for the first quarter of 2023, 32% lower than the first quarter of 2022. Provisions for the first quarter of 2023 primarily reflected provisions related to a term deposit with First Republic and individual impairments, while provisions for the first quarter of 2022 reflected portfolio growth, the impact of macroeconomic and geopolitical concerns, and individual impairments.

Operating expenses were $4.63 billion for the first quarter of 2023, 7% lower than the first quarter of 2022, due to lower compensation and benefits expenses (reflecting a decline in operating performance compared with a strong first quarter of 2022). Pre-tax earnings were $3.69 billion for the first quarter of 2023, 25% lower than the first quarter of 2022.
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
We also raise deposits and have issued unsecured loans to consumers through Marcus. We have started a process to cease offering new loans through Marcus.

Goldman Sachs March 2023 Form 10-Q	112

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
•Private banking and lending. Our private banking and lending activities include issuing loans to our wealth management clients. We also accept deposits from wealth management clients, including through Marcus. We have also issued unsecured loans to consumers through Marcus and have started a process to cease offering new loans. We have completed a partial sale of this portfolio in the first quarter of 2023 and intend to sell the remaining portfolio. Additionally, we provide investing services through Marcus Invest to U.S. customers. Private banking and lending revenues include net interest income allocated to deposits and net interest income earned on loans to individual clients.
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

The table below presents our Asset & Wealth Management assets.

	As of
	March	December
$ in millions	2023	2022
Cash and cash equivalents	$48,000	$54,065
Collateralized agreements	16,763	23,723
Customer and other receivables	12,914	13,409
Trading assets	22,482	19,860
Investments	27,215	27,400
Loans	52,858	56,338
Other assets	20,711	20,175
Total	$200,943	$214,970
The table below presents details about our Asset & Wealth Management loans.

	As of
	March	December
$ in millions	2023	2022
Corporate	$13,727	$14,359
Real estate	17,962	18,699
Securities-based	12,270	12,814
Other collateralized	6,313	6,295
Installment	2,562	4,474
Other	1,367	1,700
Loans, gross	54,201	58,341
Allowance for loan losses	(1,343)	(2,003)
Total loans	$52,858	$56,338
The average Asset & Wealth Management gross loans were $56.79 billion for the first quarter of 2023 and $58.88 billion for the first quarter of 2022.
The table below presents our Asset & Wealth Management operating results.

	Three Months Ended March
$ in millions	2023	2022
Management and other fees	$2,282	$2,035
Incentive fees	53	79
Private banking and lending	354	492
Equity investments	119	(294)
Debt investments	408	291
Net revenues	3,216	2,603
Provision for credit losses	(565)	203
Operating expenses	3,168	2,409
Pre-tax earnings/(loss)	613	(9)
Provision/(benefit) for taxes	117	(1)
Net earnings/(loss)	496	(8)
Preferred stock dividends	32	26
Net earnings/(loss) to common	$464	$(34)

Average common equity	$32,684	$31,150
Return on average common equity	5.7%	(0.4)%
Our target is to achieve annual firmwide management and other fees of more than $10 billion (including more than $2 billion from alternatives) in 2024.
Our target is to achieve pre-tax margins in the mid-twenties and ROE in the mid-teens within the medium-term (three to five years) for Asset & Wealth Management.

113	Goldman Sachs March 2023 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
The table below presents our Asset management and Wealth management net revenues by line item in Asset & Wealth Management.

$ in millions	Asset management	Wealth management	Asset & Wealth Management
Three Months Ended March 2023
Management and other fees	$1,033	$1,249	$2,282
Incentive fees	53	–	53
Private banking and lending	–	354	354
Equity investments	119	–	119
Debt investments	408	–	408
Total	$1,613	$1,603	$3,216
Three Months Ended March 2022
Management and other fees	$771	$1,264	$2,035
Incentive fees	79	–	79
Private banking and lending	–	492	492
Equity investments	(294)	–	(294)
Debt investments	291	–	291
Total	$847	$1,756	$2,603
The table below presents our Equity investments net revenues by equity type and asset class.

	Three Months Ended March
$ in millions	2023	2022
Equity Type
Private equity	$34	$266
Public equity	85	(560)
Total	$119	$(294)

Asset Class
Real estate	$10	$396
Corporate	109	(690)
Total	$119	$(294)
The table below presents details about our Debt investments net revenues.

	Three Months Ended March
$ in millions	2023	2022
Fair value net gains/(losses)	$46	$(140)
Net interest income	362	431
Total	$408	$291
Operating Environment. During the first quarter of 2023, Asset & Wealth Management operated in an environment generally characterized by continued broad macroeconomic and geopolitical concerns, although signs of improvements in economic conditions contributed to an increase in asset prices compared with the end of 2022, positively affecting assets under supervision. In addition, concerns about the stability of U.S. regional banks resulted in outflows of uninsured deposits from at-risk regional banks, and money market funds experienced significant inflows. In addition, the commercial real estate market faced increased pressure.
In the future, if market and economic conditions deteriorate further, it may lead to a decline in asset prices, or investors transitioning to asset classes that typically generate lower fees or withdrawing their assets, and net revenues in Asset & Wealth Management would likely continue to be negatively impacted.
Three Months Ended March 2023 versus March 2022. Net revenues in Asset & Wealth Management were $3.22 billion for the first quarter of 2023, 24% higher than the first quarter of 2022, reflecting net gains in Equity investments compared with net losses in the prior year period, higher Management and other fees and higher net revenues in Debt investments. Net revenues in Private banking and lending included a loss of approximately $470 million related to a partial sale of the Marcus loans portfolio and the transfer of the remainder of the portfolio to held for sale (largely offset by a related reserve reduction of approximately $440 million in provision for credit losses).
The increase in Equity investments net revenues reflected mark-to-market net gains from investments in public equities compared with significant mark-to-market net losses in the prior year period, partially offset by significantly lower net gains from investments in private equities. The increase in Management and other fees primarily reflected the inclusion of NNIP and a reduction in fee waivers on money market funds. The increase in Debt investments net revenues reflected net mark-ups compared with net mark-downs in the prior year period. Net revenues in Private banking and lending were significantly lower, due to the loss related to the Marcus loans portfolio, partially offset by the impact of higher deposit spreads. Incentive fees were also lower.
Provision for credit losses was a net benefit of $565 million for the first quarter of 2023, compared with net provisions of $203 million for the first quarter of 2022. The net benefit for the first quarter of 2023 primarily reflected a reserve reduction related to a partial sale of the Marcus loans portfolio and the transfer of the remainder of the portfolio to held for sale, while provisions for the first quarter of 2022 reflected portfolio growth, the impact of macroeconomic and geopolitical concerns, and individual impairments.
Operating expenses were $3.17 billion for the first quarter of 2023, 32% higher than the first quarter of 2022, primarily due to impairments of approximately $355 million related to consolidated real estate investments, the inclusion of NNIP and higher compensation and benefits expenses. Pre-tax earnings were $613 million for the first quarter of 2023, compared with a pre-tax loss of $9 million for the first quarter of 2022.

Goldman Sachs March 2023 Form 10-Q	114

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
The table below presents information about our firmwide period-end AUS by asset class, client channel, region and vehicle.

	As of March
$ in billions	2023	2022
Asset Class
Alternative investments	$268	$240
Equity	597	592
Fixed income	1,047	887
Total long-term AUS	1,912	1,719
Liquidity products	760	675
Total AUS	$2,672	$2,394

Client Channel
Institutional	$939	$790
Wealth management	745	738
Third-party distributed	988	866
Total AUS	$2,672	$2,394

Region
Americas	$1,900	$1,879
EMEA	582	341
Asia	190	174
Total AUS	$2,672	$2,394

Vehicle
Separate accounts	$1,437	$1,296
Public funds	912	797
Private funds and other	323	301
Total AUS	$2,672	$2,394
In the table above:
•Liquidity products includes money market funds and private bank deposits.
•EMEA represents Europe, Middle East and Africa.

The table below presents changes in our AUS.

	Three Months Ended March
$ in billions	2023	2022
Beginning balance	$2,547	$2,470
Net inflows/(outflows):
Alternative investments	1	5
Equity	(2)	14
Fixed income	9	(2)
Total long-term AUS net inflows/(outflows)	8	17
Liquidity products	49	(6)
Total AUS net inflows/(outflows)	57	11
Acquisitions	–	7
Net market appreciation/(depreciation)	68	(94)
Ending balance	$2,672	$2,394
In the table above, acquisitions for the first quarter of 2022 included inflows from the acquisition of the assets of Bombardier Global Pension Asset Management Inc., substantially all of which were in fixed income and equity assets.
The table below presents information about our average monthly firmwide AUS by asset class.

	Average for the
	Three Months Ended March
$ in billions	2023	2022
Asset Class
Alternative investments	$265	$237
Equity	586	592
Fixed income	1,034	913
Total long-term AUS	1,885	1,742
Liquidity products	719	665
Total AUS	$2,604	$2,407
In addition to our AUS, we have discretion over alternative investments where we currently do not earn management fees (non-fee-earning alternative assets).
We earn management fees on client assets that we manage and also receive incentive fees based on a percentage of a fund’s or a separately managed account’s return, or when the return exceeds a specified benchmark or other performance targets. These incentive fees are recognized when it is probable that a significant reversal of such fees will not occur. Our estimated unrecognized incentive fees were $3.32 billion as of March 2023 and $3.33 billion as of December 2022. Such amounts are based on the completion of the funds’ financial statements, which is generally one quarter in arrears. These fees will be recognized, assuming no decline in fair value, if and when it is probable that a significant reversal of such fees will not occur, which is generally when such fees are no longer subject to fluctuations in the market value of the assets.

115	Goldman Sachs March 2023 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
The table below presents our average effective management fee (which excludes non-asset-based fees) earned on our firmwide AUS by asset class.

	Three Months Ended March
Effective fees (bps)	2023	2022
Alternative investments	66	65
Equity	58	59
Fixed income	18	17
Liquidity products	15	10
Total average effective fee	32	31
In the table above, our average effective management fee for liquidity products increased during the first quarter of 2023 compared to the first quarter of 2022, primarily reflecting higher management fee waivers in 2022.
The table below presents details about our monthly average AUS for alternative investments and the average effective management fee we earned on such assets.

$ in billions	Direct strategies	Fund of funds	Total
Three Months Ended March 2023
Average AUS
Corporate equity	$28	$68	$96
Credit	42	2	44
Real estate	11	8	19
Hedge funds and other	42	23	65
Funds and discretionary accounts	$123	$101	$224
Advisory accounts			41
Total average AUS for alternative investments			$265
Effective Fees (bps)
Corporate equity	130	64	84
Credit	79	58	78
Real estate	92	47	72
Hedge funds and other	65	53	61
Funds and discretionary accounts	87	60	75
Advisory accounts			15
Total average effective fee			66
Three Months Ended March 2022
Average AUS
Corporate equity	$26	$59	$85
Credit	24	2	26
Real estate	9	8	17
Hedge funds and other	47	22	69
Funds and discretionary accounts	$106	$91	$197
Advisory accounts			40
Total average AUS for alternative investments			$237
Effective Fees (bps)
Corporate equity	131	57	80
Credit	105	61	102
Real estate	97	52	77
Hedge funds and other	62	52	59
Funds and discretionary accounts	92	55	75
Advisory accounts			18
Total average effective fee			65
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

$ in billions	AUS	Non-fee-earning alternative assets	Total alternative assets
As of March 2023
Corporate equity	$97	$74	$171
Credit	46	76	122
Real estate	18	35	53
Hedge funds and other	66	2	68
Funds and discretionary accounts	227	187	414
Advisory accounts	41	1	42
Total alternative investments	$268	$188	$456
As of March 2022
Corporate equity	$85	$83	$168
Credit	27	77	104
Real estate	17	38	55
Hedge funds and other	72	2	74
Funds and discretionary accounts	201	200	401
Advisory accounts	39	1	40
Total alternative investments	$240	$201	$441
In the table above:
•Corporate equity primarily includes private equity.
•Total alternative assets included uncalled capital that is available for future investing of $56 billion as of March 2023 and $46 billion as of March 2022.
•Non-fee-earning alternative assets primarily includes investments that we hold on our balance sheet, our unfunded commitments, unfunded commitments of our clients (where we do not charge fees on commitments), credit facilities collateralized by fund assets and employee funds. Our calculation of non-fee-earning alternative assets may not be comparable to similar calculations used by other companies.
•Non-fee-earning alternative assets primarily includes our direct investing strategies, including private equity, growth equity, private credit and real estate strategies.

Goldman Sachs March 2023 Form 10-Q	116

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
We have announced a strategic objective of growing our third-party alternatives business, and have established a target of achieving gross inflows of $225 billion for alternative investments from 2020 through the end of 2024.
The table below presents information about third-party commitments raised in our alternatives business from 2020 through the first quarter of 2023.

As of
$ in billions	March 2023
Included in AUS	$127
Included in non-fee-earning alternative assets	66
Third-party commitments raised	$193
In the table above, commitments included in non-fee-earning alternative assets included approximately $48 billion, which will begin to earn fees (and become AUS) if and when the commitments are drawn and assets are invested.
The table below presents information about alternative investments in Asset & Wealth Management that we hold on our balance sheet by asset type.

	As of
	March	December
$ in billions	2023	2022
Loans	$17.3	$19.0
Debt securities	12.3	12.3
Equity securities	14.5	14.7
CIE investments and other	12.4	12.6
Total	$56.5	$58.6
The table below presents further information about our alternative investments in Asset & Wealth Management that we hold on our balance sheet.

	As of
	March	December
$ in billions	2023	2022
Client co-invest	$22.8	$23.0
Firmwide initiatives	6.3	5.9
Historical principal investments:
Loans	6.9	8.4
Debt securities	4.9	5.0
Equity securities	5.6	5.6
CIE investments and other	10.0	10.7
Total historical principal investments	27.4	29.7
Total	$56.5	$58.6
In the table above:
•Client co-invest primarily includes our investments in funds that we raise and manage or where we have invested alongside the third-party investors.
•Firmwide initiatives primarily includes our investments related to the Community Reinvestment Act and our sponsored initiatives, such as One Million Black Women.

•Historical principal investments includes our remaining balance sheet alternative investments portfolio that we plan to reduce. Our target is to reduce this portfolio to less than $15 billion by the end of 2024 and to completely exit this portfolio within the next three to five years.
The table below presents the rollforward of our alternative investments categorized as historical principal investments for the three months ended March 2023.

Historical
principal
$ in billions	investments
Beginning balance	$29.7
Additions	0.5
Dispositions	(2.7)
Net mark-downs	(0.1)
Ending balance	$27.4
In the table above, dispositions included approximately $700 million of loans that were transferred to Global Banking & Markets.
Loans and Debt Securities. The table below presents the concentration of loans and debt securities within our alternative investments by accounting classification, region and industry.

	As of
	March	December
$ in billions	2023	2022
Loans	$17.3	$19.0
Debt securities	12.3	12.3
Total	$29.6	$31.3

Accounting Classification
Debt securities at fair value	42%	39%
Loans at amortized cost	48%	49%
Loans at fair value	5%	6%
Loans held for sale	5%	6%
Total	100%	100%

Region
Americas	50%	51%
EMEA	36%	35%
Asia	14%	14%
Total	100%	100%

Industry
Consumer & Retail	10%	10%
Financial Institutions	6%	7%
Healthcare	14%	13%
Industrials	17%	16%
Natural Resources & Utilities	2%	2%
Real Estate	17%	20%
Technology, Media & Telecommunications	27%	25%
Other	7%	7%
Total	100%	100%

117	Goldman Sachs March 2023 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
Equity Securities. The table below presents the concentration of equity securities within our alternative investments by region and industry.

	As of
	March	December
$ in billions	2023	2022
Equity securities	$14.5	$14.7

Region
Americas	67%	67%
EMEA	17%	15%
Asia	16%	18%
Total	100%	100%

Industry
Consumer & Retail	6%	6%
Financial Institutions	10%	10%
Healthcare	10%	9%
Industrials	7%	7%
Natural Resources & Utilities	13%	14%
Real Estate	29%	30%
Technology, Media & Telecommunications	24%	23%
Other	1%	1%
Total	100%	100%
In the table above:
•Equity securities included $12.7 billion as of March 2023 and $13.0 billion as of December 2022 of private equity positions, and $1.8 billion as of March 2023 and $1.7 billion as of December 2022 of public equity positions that converted from private equity upon the initial public offerings of the underlying companies.
•The concentrations for real estate equity securities as of March 2023 were 9% for multifamily (9% as of December 2022), 4% for office (5% as of December 2022), 8% for mixed use (8% as of December 2022) and 8% for other real estate equity securities (8% as of December 2022).
The table below presents the concentration of equity securities within our alternative investments by vintage.

Vintage
As of March 2023
2016 or earlier	34%
2017 - 2019	27%
2020 - thereafter	39%
Total	100%
As of December 2022
2015 or earlier	26%
2016 - 2018	26%
2019 - thereafter	48%
Total	100%
CIE Investments and Other. CIE investments and other included assets held by CIEs of $11.1 billion as of March 2023 and $11.8 billion as of December 2022, which were funded with liabilities of approximately $6.1 billion as of March 2023 and $6.3 billion as of December 2022. Substantially all such liabilities were nonrecourse, thereby reducing our equity at risk.
The table below presents the concentration of CIE assets, net of financings, within our alternative investments by region and asset class.

	As of
	March	December
$ in billions	2023	2022
CIE assets, net of financings	$5.0	$5.5
Region
Americas	65%	65%
EMEA	24%	25%
Asia	11%	10%
Total	100%	100%
Asset Class
Hospitality	4%	4%
Industrials	11%	10%
Multifamily	18%	23%
Office	23%	22%
Retail	4%	3%
Senior Housing	15%	14%
Student Housing	8%	7%
Other	17%	17%
Total	100%	100%
The table below presents the concentration of CIE assets, net of financings, within our alternative investments by vintage.

Vintage
As of March 2023
2016 or earlier	11%
2017 - 2019	59%
2020 - thereafter	30%
Total	100%
As of December 2022
2015 or earlier	5%
2016 - 2018	45%
2019 - thereafter	50%
Total	100%
Platform Solutions
Platform Solutions includes our consumer platforms, such as partnerships offering credit cards and point-of-sale financing, and transaction banking and other platform businesses.
Platform Solutions generates revenues from the following:
Consumer platforms. Our Consumer platforms business issues credit cards and provides point-of-sale financing through GreenSky to consumers to finance the purchases of goods or services. Consumer platforms revenues primarily includes net interest income earned on credit card lending and point-of-sale financing activities. In April 2023, we announced that we are initiating a process to explore the sale of GreenSky. We also announced in April 2023 the launch of savings accounts for Apple Card customers.
Transaction banking and other. We provide transaction banking and other services, including cash management services, such as deposit-taking and payment solutions for corporate and institutional clients. Transaction banking revenues include net interest income attributed to transaction banking deposits.

Goldman Sachs March 2023 Form 10-Q	118

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
The table below presents our Platform Solutions assets.

	As of
	March	December
$ in millions	2023	2022
Cash and cash equivalents	$20,595	$20,557
Collateralized agreements	8,186	10,278
Customer and other receivables	3	2
Trading assets	10,978	8,597
Loans	16,363	15,300
Other assets	2,571	2,556
Total	$58,696	$57,290
The table below presents details about our Platform Solutions loans.

	As of
	March	December
$ in millions	2023	2022
Installment	$3,207	$1,852
Credit cards	15,563	15,820
Other	21	–
Loans, gross	18,791	17,672
Allowance for loan losses	(2,428)	(2,372)
Total loans	$16,363	$15,300
The average Platform Solutions gross loans were $18.15 billion for the first quarter of 2023 and $9.32 billion for the first quarter of 2022.
The table below presents our Platform Solutions operating results.

	Three Months Ended March
$ in millions	2023	2022
Consumer platforms	$490	$201
Transaction banking and other	74	67
Net revenues	564	268
Provision for credit losses	265	167
Operating expenses	605	334
Pre-tax earnings/(loss)	(306)	(233)
Provision/(benefit) for taxes	(58)	(36)
Net earnings/(loss)	(248)	(197)
Preferred stock dividends	5	2
Net earnings/(loss) to common	$(253)	$(199)

Average common equity	$3,935	$2,787
Return on average common equity	(25.7)%	(28.6)%
Our target is to achieve an efficiency ratio of less than 100% in 2023 and achieve pre-tax profitability by the end of 2025 for Platform Solutions.

Operating Environment. During the first quarter of 2023, Platform Solutions operated in an environment generally characterized by continued broad macroeconomic concerns, although the environment was positively impacted by improvement in inflationary measures. In the U.S., the rate of unemployment remained low and consumer spending increased slightly compared with the fourth quarter of 2022, while the pace of monetary policy tightening slowed.
In the future, if market and economic conditions deteriorate further, it may lead to a decrease in consumer spending or a deterioration in consumer credit, and net revenues and provision for credit losses in Platform Solutions would likely be negatively impacted.
Three Months Ended March 2023 versus March 2022. Net revenues in Platform Solutions were $564 million for the first quarter of 2023, 110% higher than the first quarter of 2022, reflecting significantly higher net revenues in Consumer platforms.
The increase in Consumer platforms net revenues primarily reflected significantly higher average credit card balances. Transaction banking and other net revenues were also higher, reflecting higher average deposit balances.
Provision for credit losses was $265 million for the first quarter of 2023, 59% higher than the first quarter of 2022. Provisions for the first quarter of 2023 reflected net charge-offs related to the credit card portfolio and growth in the point-of-sale loan portfolio, partially offset by reserve releases based on actual repayment experience, while provisions for the first quarter of 2022 primarily reflected growth in the credit card portfolio.
Operating expenses were $605 million for the first quarter of 2023, 81% higher than the first quarter of 2022, primarily due to significantly higher compensation and benefits expenses and the inclusion of GreenSky. Pre-tax loss was $306 million for the first quarter of 2023, compared with a pre-tax loss of $233 million for the first quarter of 2022.
Geographic Data
See Note 25 to the consolidated financial statements for a summary of our total net revenues and pre-tax earnings by geographic region.

119	Goldman Sachs March 2023 Form 10-Q

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

Goldman Sachs March 2023 Form 10-Q	120

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
Balance Sheet Analysis and Metrics
As of March 2023, total assets in our consolidated balance sheets were $1.54 trillion, an increase of $96.55 billion from December 2022, primarily due to increases in trading assets of $106.15 billion (due to increases in equity securities and government obligations, reflecting the impact of our and our clients' activities), partially offset by decreases in cash and cash equivalents of $12.50 billion (primarily reflecting our activity).
As of March 2023, total liabilities in our consolidated balance sheets were $1.42 trillion, an increase of $96.23 billion from December 2022, reflecting an increase in collateralized financings of $107.20 billion (primarily reflecting our and our clients' activities), partially offset by a decrease in deposits of $11.13 billion (due to decreases in private bank and consumer deposits, deposit sweep program balances and brokered certificates of deposit).
Our total securities sold under agreements to repurchase (repurchase agreements), accounted for as collateralized financings, were $197.39 billion as of March 2023 and $110.35 billion as of December 2022, which were 17% higher as of March 2023 and 15% lower as of December 2022 than the average daily amount of repurchase agreements over the respective quarters. As of March 2023, the increase in our repurchase agreements relative to the average daily amount of repurchase agreements during the quarter resulted from higher levels of our and our clients’ activities at the end of the period.
The level of our repurchase agreements fluctuates between and within periods, primarily due to providing clients with access to highly liquid collateral, such as certain government and agency obligations, through collateralized financing activities.
The table below presents information about our balance sheet and leverage ratios.

	As of
	March	December
$ in millions	2023	2022
Total assets	$1,538,349	$1,441,799
Unsecured long-term borrowings	$240,794	$247,138
Total shareholders’ equity	$117,509	$117,189
Leverage ratio	13.1x	12.3x
Debt-to-equity ratio	2.0x	2.1x
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

	As of
	March	December
$ in millions, except per share amounts	2023	2022
Total shareholders’ equity	$117,509	$117,189
Preferred stock	(10,703)	(10,703)
Common shareholders’ equity	106,806	106,486
Goodwill	(6,439)	(6,374)
Identifiable intangible assets	(1,965)	(2,009)
Tangible common shareholders’ equity	$98,402	$98,103

Book value per common share	$310.48	$303.55
Tangible book value per common share	$286.05	$279.66
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
•Book value per common share and tangible book value per common share are based on common shares outstanding and restricted stock units granted to employees with no future service requirements and not subject to performance or market conditions (collectively, basic shares) of 344.0 million as of March 2023 and 350.8 million as of December 2022. We believe that tangible book value per common share (tangible common shareholders’ equity divided by basic shares) is meaningful because it is a measure that we and investors use to assess capital adequacy. Tangible book value per common share is a non-GAAP measure and may not be comparable to similar non-GAAP measures used by other companies.

121	Goldman Sachs March 2023 Form 10-Q

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
The table below presents information about our funding sources.

	As of
$ in millions	March 2023		December 2022
Deposits	$375,531	35%	$386,665	40%
Collateralized financings	262,217	25%	155,022	16%
Unsecured short-term borrowings	64,603	6%	60,961	6%
Unsecured long-term borrowings	240,794	23%	247,138	26%
Total shareholders’ equity	117,509	11%	117,189	12%
Total	$1,060,654	100%	$966,975	100%
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
Deposits. Our deposits provide us with a diversified source of funding and reduce our reliance on wholesale funding. We raise deposits, including savings, demand and time deposits, from private bank clients, consumers, transaction banking clients, other institutional clients, and through internal and third-party broker-dealers. Substantially all of our deposits are raised through Goldman Sachs Bank USA (GS Bank USA), Goldman Sachs International Bank (GSIB) and Goldman Sachs Bank Europe SE (GSBE). See Note 13 to the consolidated financial statements for further information about our deposits, including a maturity profile of our time deposits.

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
We also raise financing through other types of collateralized financings, such as secured loans and notes. GS Bank USA has access to funding from the Federal Home Loan Bank. Our outstanding borrowings from the Federal Home Loan Bank were $4.41 billion as of March 2023 and we had no outstanding borrowings as of December 2022. Additionally, we have access to funding through the Federal Reserve discount window. However, we do not rely on this funding in our liquidity planning and stress testing.

Goldman Sachs March 2023 Form 10-Q	122

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
The table below presents our quarterly unsecured long-term borrowings maturity profile.

$ in millions	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
As of March 2023
2024	$–	$14,574	$9,799	$11,310	$35,683
2025	$12,680	$10,919	$5,813	$7,569	36,981
2026	$6,444	$3,921	$3,414	$8,799	22,578
2027	$8,860	$3,320	$6,908	$14,118	33,206
2028	$10,745	$4,839	$3,054	$2,808	21,446
2029 - thereafter					90,900
Total					$240,794
The weighted average maturity of our unsecured long-term borrowings as of March 2023 was approximately seven years. To mitigate refinancing risk, we seek to limit the principal amount of debt maturing over the course of any monthly, quarterly, semi-annual or annual time horizon. We enter into interest rate swaps to convert a portion of our unsecured long-term borrowings into floating-rate obligations to manage our exposure to interest rates. See Note 14 to the consolidated financial statements for further information about our unsecured long-term borrowings.
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

123	Goldman Sachs March 2023 Form 10-Q

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
Based on our 2022 CCAR submission, the FRB reduced our SCB from 6.4% to 6.3% for the period from October 1, 2022 through September 30, 2023. As a result, beginning on October 1, 2022, our Standardized CET1 capital ratio requirement was 13.3%. Additionally, effective January 1, 2023, our global systemically important bank (G-SIB) surcharge increased from 2.5% to 3.0%, resulting in a Standardized CET1 capital ratio requirement of 13.8%. See “Share Repurchase Program” for further information about common stock repurchases and dividends and “Consolidated Regulatory Capital” for further information about the G-SIB surcharge. We submitted our 2023 CCAR capital plan in April 2023 and expect to publish a summary of our annual DFAST results in June 2023. See “Available Information.”
GS Bank USA is required to conduct stress tests on an annual basis and publish a summary of certain results. GS Bank USA submitted its 2023 DFAST capital plan to the FRB in April 2023 and expects to publish a summary of its annual DFAST results in June 2023. See “Available Information.”

Goldman Sachs International (GSI), GSIB and GSBE also have their own capital planning and stress testing processes, which incorporate internally designed stress tests developed in accordance with the guidelines of their respective regulators.
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
During the first quarter of 2023, we returned a total of $3.41 billion to shareholders, including common stock repurchases of $2.55 billion and common stock dividends of $868 million. Consistent with our capital management philosophy, we will continue prioritizing deployment of capital for our clients where returns are attractive and return any excess capital to shareholders through dividends and share repurchases. However, we expect to moderate our stock repurchase levels in the second quarter of 2023 relative to the first quarter of 2023.

Goldman Sachs March 2023 Form 10-Q	124

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
In February 2023, the Board of Directors of Group Inc. (Board) approved a new share repurchase program authorizing repurchases of up to $30 billion (in aggregate value and inclusive of shares repurchased in 2023) of our common stock. See “Unregistered Sales of Equity Securities and Use of Proceeds” in Part II, Item 2 of this Form 10-Q and Note 19 to the consolidated financial statements for further information about our share repurchase program, and see above for information about our capital planning and stress testing process.
The Inflation Reduction Act of 2022 enacted a one percent non-deductible excise tax (buyback tax) on the fair market value of certain corporate share repurchases after December 31, 2022. The fair market value of share repurchases subject to the tax is reduced by the fair market value of any stock issued during the calendar year, including stock issued to employees. The buyback tax did not have a material impact on our financial condition, results of operations or cash flows for the three months ended March 2023.
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
The capital requirements calculated under the Capital Framework include the capital conservation buffer requirements, which are comprised of a 2.5% buffer (under the Advanced Capital Rules), the SCB (under the Standardized Capital Rules), a countercyclical capital buffer (under both Capital Rules) and the G-SIB surcharge (under both Capital Rules). Our G-SIB surcharge is 3.0% for 2023 and 2024. The G-SIB surcharge and countercyclical capital buffer in the future may differ due to additional guidance from our regulators and/or positional changes, and our SCB is likely to change from year to year based on the results of the annual supervisory stress tests. Our target is to maintain capital ratios equal to the regulatory requirements plus a buffer of 50 to 100 basis points.
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
The table below presents TLAC and external long-term debt requirements.

	As of
	March	December
	2023	2022
TLAC to RWAs	22.0%	21.5%
TLAC to leverage exposure	9.5%	9.5%
External long-term debt to RWAs	9.0%	8.5%
External long-term debt to leverage exposure	4.5%	4.5%

125	Goldman Sachs March 2023 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
In the table above:
•The TLAC to RWAs requirement included (i) the 18% minimum, (ii) the 2.5% buffer, (iii) the countercyclical capital buffer, which the FRB has set to zero percent and (iv) the G-SIB surcharge (Method 1). The G-SIB surcharge (Method 1) was 1.5% as of March 2023 and 1.0% as of December 2022.
•The TLAC to leverage exposure requirement includes (i) the 7.5% minimum and (ii) the 2.0% leverage exposure buffer.
•The external long-term debt to RWAs requirement includes (i) the 6% minimum and (ii) the G-SIB surcharge (Method 2). The G-SIB surcharge (Method 2) was 3.0% as of March 2023 and 2.5% as of December 2022.
•The external long-term debt to total leverage exposure is the 4.5% minimum.
The table below presents information about our TLAC and external long-term debt ratios.

	For the Three Months Ended or as of
	March	December
$ in millions	2023	2022
TLAC	$287,272	$297,100
External long-term debt	$163,536	$172,845
RWAs	$677,658	$679,450
Leverage exposure	$1,875,592	$1,867,358

TLAC to RWAs	42.4%	43.7%
TLAC to leverage exposure	15.3%	15.9%
External long-term debt to RWAs	24.1%	25.4%
External long-term debt to leverage exposure	8.7%	9.3%
In the table above:
•TLAC includes common and preferred stock, and eligible long-term debt issued by Group Inc. Eligible long-term debt represents unsecured debt, which has a remaining maturity of at least one year and satisfies additional requirements.
•External long-term debt consists of eligible long-term debt subject to a haircut if it is due to be paid between one and two years.
•In accordance with the TLAC rules, the higher of Advanced or Standardized RWAs are used in the calculation of TLAC and external long-term debt ratios and applicable requirements. RWAs represent Advanced RWAs as of both March 2023 and December 2022.
•Leverage exposure consists of average adjusted total assets and certain off-balance sheet exposures.
See “Business — Regulation” in Part I, Item 1 of the 2022 Form 10-K for further information about TLAC.

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
GS&Co. had regulatory net capital, as defined by Rule 15c3-1, of $22.53 billion as of March 2023 and $22.21 billion as of December 2022, which exceeded the amount required by $17.67 billion as of March 2023 and $17.46 billion as of December 2022. In addition to its alternative minimum net capital requirements, GS&Co. is also required to hold tentative net capital in excess of $5 billion and net capital in excess of $1 billion in accordance with Rule 15c3-1. GS&Co. is also required to notify the SEC in the event that its tentative net capital is less than $6 billion. As of both March 2023 and December 2022, GS&Co. had tentative net capital and net capital in excess of both the minimum and the notification requirements.

Goldman Sachs March 2023 Form 10-Q	126

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
The table below presents GSI’s risk-based capital requirements.

	As of
	March	December
	2023	2022
Risk-based capital requirements
CET1 capital ratio	8.7%	8.7%
Tier 1 capital ratio	10.6%	10.7%
Total capital ratio	13.3%	13.3%
In the table above, the risk-based capital requirements incorporate capital guidance received from the PRA and could change in the future.
The table below presents information about GSI’s risk-based capital ratios.

	As of
	March	December
$ in millions	2023	2022
Risk-based capital and risk-weighted assets
CET1 capital	$32,622	$31,780
Tier 1 capital	$40,922	$40,080
Tier 2 capital	$5,377	$5,377
Total capital	$46,299	$45,457
RWAs	$248,240	$247,653
Risk-based capital ratios
CET1 capital ratio	13.1%	12.8%
Tier 1 capital ratio	16.5%	16.2%
Total capital ratio	18.7%	18.4%
In the table above, the risk-based capital ratios as of March 2023 reflected profits after foreseeable charges that are still subject to verification by GSI’s external auditors and approval by the PRA for inclusion in risk-based capital. These profits contributed approximately 26 basis points to the CET1 capital ratio as of March 2023.
The table below presents GSI's leverage ratio requirement which became effective in January 2023 and the leverage ratio.

As of
March 2023
Leverage ratio requirement	3.35%
Leverage ratio	5.6%

In the table above, the leverage ratio as of March 2023 reflected profits after foreseeable charges that are still subject to verification by GSI’s external auditors and approval by the PRA for inclusion in risk-based capital. These profits contributed approximately 9 basis points to the leverage ratio as of March 2023.
GSI is a registered swap dealer with the CFTC and a registered security-based swap dealer with the SEC. As of both March 2023 and December 2022, GSI was subject to and in compliance with applicable capital requirements for swap dealers and security-based swap dealers.
GSI is also subject to a minimum requirement for own funds and eligible liabilities issued to affiliates. This requirement is subject to a transitional period which began to phase in from January 2019 and became fully effective beginning in January 2022. As of both March 2023 and December 2022, GSI was in compliance with this requirement.
GSJCL, our Japanese broker-dealer, is regulated by Japan’s Financial Services Agency. GSJCL and certain other non-U.S. subsidiaries are also subject to capital requirements promulgated by authorities of the countries in which they operate. As of both March 2023 and December 2022, these subsidiaries were in compliance with their local capital requirements.
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
See “Business — Regulation” in Part I, Item 1 of the 2022 Form 10-K for further information about the laws, rules and regulations and proposed laws, rules and regulations that apply to us and our operations.

127	Goldman Sachs March 2023 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
Other Matters
Replacement of Interbank Offered Rates (IBORs), including LIBOR. On January 1, 2022, the publication of all EUR, CHF, JPY and GBP LIBOR (non-USD LIBOR) settings along with certain USD LIBOR settings ceased. The publication of the most commonly used USD LIBOR settings as representative rates will cease after June 2023. The FCA has allowed the publication and use of synthetic rates for certain GBP LIBOR settings in legacy GBP LIBOR-based derivative contracts through March 2024. The FCA will allow the publication and use of synthetic rates for certain USD LIBOR settings in legacy USD LIBOR-based derivative contracts through September 2024. The U.S. federal banking agencies’ guidance strongly encourages banking organizations to cease using USD LIBOR.
The International Swaps and Derivatives Association (ISDA) 2020 IBOR Fallbacks Protocol (IBOR Protocol) has provided derivatives market participants with amended fallbacks for legacy and new derivative contracts to mitigate legal or economic uncertainty. Both counterparties have to adhere to the IBOR Protocol or engage in bilateral amendments for the terms to be effective for derivative contracts. ISDA has confirmed that the FCA’s formal announcement to cease both non-USD and USD LIBOR settings fixed the spread adjustment for all LIBOR rates and as a result fallbacks applied automatically for non-USD LIBOR settings following December 31, 2021 and will apply automatically for USD LIBOR settings following June 30, 2023. The Adjustable Interest Rate (LIBOR) Act, that was enacted in March 2022, provides a statutory framework to replace USD LIBOR with a benchmark rate based on the Secured Overnight Financing Rate (SOFR) for contracts governed by U.S. law that have no fallbacks or fallbacks that would require the use of a poll or LIBOR-based rate. In December 2022, the FRB adopted a final rule that implements the LIBOR Act, which became effective in February 2023. The final rule identifies different SOFR-based replacement rates for derivative contracts, for cash instruments such as floating-rate notes and preferred stock, for consumer contracts, for certain government-sponsored enterprise contracts and for certain student loan securitizations that lack a fallback to an alternative rate when USD LIBOR ceases to be published on June 30, 2023.
We facilitated an orderly transition from non-USD LIBORs to alternative risk-free reference rates and synthetic rates for us and our clients, and continue to make progress on our transition program as it relates to USD LIBOR.

Our risk exposure to USD LIBOR is primarily in connection with our derivative contracts and, to a lesser extent, our unsecured debt, preferred stock and loan portfolio. As of March 2023, the notional amount of our USD LIBOR-based derivative contracts was approximately $5 trillion, substantially all of which will mature after June 2023 based on their contractual terms. Substantially all of such derivative contracts are with counterparties under bilateral agreements subject to the IBOR Protocol, or with central clearing counterparties or exchanges which have incorporated fallbacks consistent with the IBOR Protocol in their rulebooks and have announced that they plan to convert USD LIBOR contracts to alternative risk-free reference rates. Our unsecured benchmark debt and preferred stock with USD LIBOR exposure was approximately $26.4 billion as of March 2023, all of which will contractually mature after June 2023 or is perpetual and has no stated maturity date. Under the FRB’s final rule and the LIBOR Act, we will replace our USD LIBOR-based unsecured benchmark debt and preferred stock with term SOFR plus the statutorily prescribed tenor spread. This transition will take place following USD LIBOR cessation on June 30, 2023. In addition, our USD LIBOR-based loans were approximately $28.4 billion as of March 2023, of which approximately $27.0 billion will mature after June 2023 based on their contractual terms. A vast majority of such loans contain fallback provisions in the related loan agreements and we are actively engaging with our clients and syndicate partners to remediate the remaining loan agreements.
We have also issued debt and deposits linked to SOFR and Sterling Overnight Index Average (SONIA) and executed SOFR- and SONIA-based derivative contracts to make markets, facilitate client activities, and in connection with our risk management activities. When appropriate, we continue to execute transactions in the market to reduce our USD LIBOR exposures arising from hedges to our fixed-rate debt issuances and replace them with alternative risk-free reference rate exposures.

Goldman Sachs March 2023 Form 10-Q	128

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
Stress in the Banking Sector. During the first quarter of 2023, Silicon Valley Bank (SVB) and Signature Bank (Signature), two regional banks in the U.S., experienced large deposit outflows that ultimately resulted in the failure of these banks in March 2023 and the appointment of the FDIC as receiver for them. The collapse of these banks created concerns regarding the possibility that other banks might also encounter liquidity problems that would trigger additional failures. The FDIC guaranteed all deposits in SVB and Signature, including uninsured deposits. In addition, the Federal Reserve announced the creation of the Bank Term Funding Program (BTFP), which offers loans of up to one year (secured by eligible collateral valued at par) to banks and other eligible institutions. First Republic, another U.S. regional bank, also experienced large withdrawals of deposits, raising concerns about its financial stability. In response to the mounting concerns regarding First Republic, a consortium of 11 banks agreed to provide support to First Republic through an aggregate $30 billion deposit. We are a member of this consortium and made a deposit of $2.5 billion. On May 1, 2023, First Republic was placed under FDIC receivership, and the FDIC entered into a purchase and assumption agreement with JPMorgan Chase Bank, N.A. under which JPMorgan Chase Bank, N.A. will assume all of the deposits, including uninsured deposits, and substantially all of the assets of First Republic.
The FDIC has indicated that it expects to issue a proposed rulemaking for public comment in May 2023 regarding one or more special assessments on depository institutions, depository holding companies, or both, as determined by the FDIC, to recover the losses to the Deposit Insurance Fund that are attributable to the costs of covering uninsured deposits of SVB and Signature. It is also possible that the FDIC will recover any losses to the Deposit Insurance Fund attributable to the failure of First Republic through a special assessment. The impact to us of such special assessments, which is not known at this time, could be material to our results of operations, depending on the final rules issued by the FDIC regarding the application of the assessments.
These stresses in the banking industry were not limited to the U.S. Concerns about the solvency of Credit Suisse Group AG, a G-SIB based in Switzerland, escalated rapidly and, as a result, UBS Group AG and Credit Suisse Group AG, working in conjunction with Swiss regulators, entered into an agreement under which UBS Group AG will acquire Credit Suisse Group AG. Concurrent with the news of the acquisition of Credit Suisse Group AG by UBS Group AG, several central banks, including the Federal Reserve and the ECB, announced coordinated efforts to enhance global access to U.S. dollar liquidity.

A more systemic spread of concerns regarding the financial stability or solvency of banks could negatively impact our liquidity, results of operations and financial condition.
These events in the first quarter of 2023 have placed heightened focus on the impact that rising interest rates have had on the market values of available-for-sale and held-to-maturity securities portfolios of banks. As of March 2023, the carrying value of our available-for-sale securities portfolio was $48.64 billion, substantially all of which consisted of U.S. government obligations. As of March 2023, the pre-tax net unrealized losses included in accumulated other comprehensive income/(loss) and our regulatory capital ratios relating to these securities were $2.95 billion. As of March 2023, the carrying value of our held-to-maturity securities portfolio was $53.81 billion, substantially all of which was comprised of U.S. government obligations. The pre-tax net unrealized losses on these securities were $891 million. If the unrealized losses on held-to-maturity securities had been recognized as a reduction to our regulatory capital, the after-tax impact would have been a reduction of approximately 0.1 percentage point to our regulatory capital ratios as of March 2023. See Note 8 for further information about available-for-sale and held-to-maturity securities.
Our liquidity position during the first quarter of 2023 remained strong, as our GCLA averaged $398.90 billion for the quarter. Our deposits were $375.53 billion, compared with $386.67 billion as of December 2022. During March 2023, when stress in the banking sector became elevated, our deposits were essentially unchanged. As of March 2023, approximately $185.15 billion of deposits were insured by the FDIC and $24.67 billion were insured by non-U.S. insurance programs. See Note 13 for further information about deposits.

129	Goldman Sachs March 2023 Form 10-Q

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

Risk Management
Risks are inherent in our businesses and include liquidity, market, credit, operational, model, legal, compliance, conduct, regulatory and reputational risks. For further information about our risk management processes, see “Overview and Structure of Risk Management,” and for information about our areas of risk, see “Liquidity Risk Management,” “Market Risk Management,” “Credit Risk Management,” “Operational Risk Management,” “Model Risk Management” and “Other Risk Management,” as well as “Risk Factors” in Part I, Item 1A of the 2022 Form 10-K.
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

Goldman Sachs March 2023 Form 10-Q	130

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
The Firmwide Risk Appetite Committee is responsible for approving limits at firmwide, business and product levels. Certain limits may be set at levels that will require periodic adjustment, rather than at levels that reflect our maximum risk appetite. This fosters an ongoing dialogue about risk among our first and second lines of defense, committees and senior management, as well as rapid escalation of risk-related matters. Additionally, through delegated authority from the Firmwide Risk Appetite Committee, Market Risk sets limits at certain product and desk levels, and Credit Risk sets limits for individual counterparties and their subsidiaries, industries and countries. Limits are reviewed regularly and amended on a permanent or temporary basis to reflect changes to our strategic business plan, as well as changing market conditions, business conditions or risk tolerance.

131	Goldman Sachs March 2023 Form 10-Q

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
The chart below presents an overview of our risk management governance structure.

Goldman Sachs March 2023 Form 10-Q	132

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

133	Goldman Sachs March 2023 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
Firmwide Commitments Committee. The Firmwide Commitments Committee reviews our underwriting and distribution activities with respect to equity and equity-related product offerings, and sets and maintains policies and procedures designed to ensure that legal, reputational, regulatory and business standards are maintained on a global basis. In addition to reviewing specific transactions, this committee periodically conducts general strategic reviews of sectors and products and establishes policies in connection with transaction practices. This committee is co-chaired by our chief equity underwriting officer for the Americas, a co-chairman of our Global Financial Institutions Group, and a co-head of our Global Investment Grade Capital Markets and Risk Management Group in Global Banking & Markets, who are appointed as chairs by the chair of the Firmwide Risk Appetite Committee.
•Firmwide Reputational Risk Committee. The Firmwide Reputational Risk Committee is responsible for assessing reputational risks arising from opportunities that have been identified as having potential heightened reputational risk, including transactions identified pursuant to the criteria established by the Firmwide Reputational Risk Committee and as determined by committee leadership. This committee is also responsible for overseeing client-related business standards and addressing client-related reputational risk. This committee is chaired by our president and chief operating officer, who is appointed as chair by our chief executive officer, and the vice-chairs are our chief legal officer and the head of Conflicts Resolution, who are appointed as vice-chairs by the chair of the Firmwide Reputational Risk Committee. This committee periodically provides updates to, and receives guidance from, the Public Responsibilities Committee of the Board. The Firmwide Suitability Committee reports to the Firmwide Reputational Risk Committee.
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

Goldman Sachs March 2023 Form 10-Q	134

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

135	Goldman Sachs March 2023 Form 10-Q

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
Group Inc. has provided substantial amounts of equity and subordinated indebtedness, directly or indirectly, to its regulated subsidiaries. For example, as of March 2023, Group Inc. had $37.48 billion of equity and subordinated indebtedness invested in GS&Co., its principal U.S. registered broker-dealer; $48.92 billion invested in GSI, a regulated U.K. broker-dealer; $2.65 billion invested in GSJCL, a regulated Japanese broker-dealer; $52.89 billion invested in GS Bank USA, a regulated New York State-chartered bank; and $4.46 billion invested in GSIB, a regulated U.K. bank. Group Inc. also provides financing, directly or indirectly, in the form of: $126.19 billion of unsubordinated loans (including secured loans of $52.11 billion) and $31.79 billion of collateral and cash deposits to these entities as of March 2023. In addition, as of March 2023, Group Inc. had significant amounts of capital invested in and loans to its other regulated subsidiaries.

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

Goldman Sachs March 2023 Form 10-Q	136

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
GCLA and Unencumbered Metrics
GCLA. Based on the results of our internal liquidity risk models, described above, as well as our consideration of other factors, including, but not limited to, a qualitative assessment of our condition, as well as the financial markets, we believe our liquidity position as of both March 2023 and December 2022 was appropriate. We strictly limit our GCLA to a narrowly defined list of securities and cash because they are highly liquid, even in a difficult funding environment. We do not include other potential sources of excess liquidity in our GCLA, such as less liquid unencumbered securities or committed credit facilities.

137	Goldman Sachs March 2023 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
The table below presents information about our GCLA.

	Average for the Three Months Ended
	March	December
$ in millions	2023	2022
Denomination
U.S. dollar	$282,391	$312,414
Non-U.S. dollar	116,512	96,404
Total	$398,903	$408,818

Asset Class
Overnight cash deposits	$237,520	$217,141
U.S. government obligations	122,488	149,519
U.S. agency obligations	12,405	12,789
Non-U.S. government obligations	26,490	29,369
Total	$398,903	$408,818

Entity Type
Group Inc. and Funding IHC	$67,859	$69,386
Major broker-dealer subsidiaries	110,535	109,502
Major bank subsidiaries	220,509	229,930
Total	$398,903	$408,818
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

Other Unencumbered Assets. In addition to our GCLA, we have a significant amount of other unencumbered cash and financial instruments, including other government obligations, high-grade money market securities, corporate obligations, marginable equities, loans and cash deposits not included in our GCLA. The fair value of our unencumbered assets averaged $285.88 billion for the three months ended March 2023 and $273.49 billion for the three months ended December 2022. We do not consider these assets liquid enough to be eligible for our GCLA.
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
The table below presents information about our average daily LCR.

	Average for the Three Months Ended
	March	December
$ in millions	2023	2022
Total HQLA	$397,009	$401,836
Eligible HQLA	$314,700	$291,118
Net cash outflows	$252,547	$226,532
LCR	125%	129%
As a BHC, we are subject to a net stable funding ratio (NSFR) requirement established by the U.S. federal bank regulatory agencies, which requires large U.S. banking organizations to ensure they have access to stable funding over a one-year time horizon. The rule also requires disclosure of our quarterly average daily NSFR on a semi-annual basis and a description of the banking organization’s stable funding sources. We will begin doing so in August 2023. Our NSFR as of March 2023 exceeded the minimum requirement.

Goldman Sachs March 2023 Form 10-Q	138

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
The following provides information about our subsidiary liquidity regulatory requirements:
•GS Bank USA. GS Bank USA is subject to a minimum LCR of 100% under the LCR rule approved by the U.S. federal bank regulatory agencies. As of March 2023, GS Bank USA’s LCR exceeded the minimum requirement. The NSFR requirement described above also applies to GS Bank USA. As of March 2023, GS Bank USA’s NSFR exceeded the minimum requirement.
•GSI and GSIB. GSI and GSIB are subject to a minimum LCR of 100% under the LCR rule approved by the U.K. regulatory authorities. GSI’s and GSIB’s average monthly LCR for the trailing twelve-month period ended March 2023 exceeded the minimum requirement. GSI and GSIB are subject to the applicable NSFR requirement in the U.K. As of March 2023, both GSI’s and GSIB’s NSFR exceeded the minimum requirement.
•GSBE. GSBE is subject to a minimum LCR of 100% under the LCR rule approved by the European Parliament and Council. GSBE’s average monthly LCR for the trailing twelve-month period ended March 2023 exceeded the minimum requirement. GSBE is subject to the applicable NSFR requirement in the E.U. As of March 2023, GSBE’s NSFR exceeded the minimum requirement.
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

Credit Ratings
We rely on the short- and long-term debt capital markets to fund a significant portion of our day-to-day operations and the cost and availability of debt financing is influenced by our credit ratings. Credit ratings are also important when we are competing in certain markets, such as OTC derivatives, and when we seek to engage in longer-term transactions. See “Risk Factors” in Part I, Item 1A of the 2022 Form 10-K for information about the risks associated with a reduction in our credit ratings.
The table below presents the unsecured credit ratings and outlook of Group Inc.

As of March 2023
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
•The ratings for trust preferred relate to the guaranteed preferred beneficial interests issued by Goldman Sachs Capital I.
•The DBRS, Fitch, Moody’s and S&P ratings for preferred stock include the APEX issued by Goldman Sachs Capital II and Goldman Sachs Capital III.

139	Goldman Sachs March 2023 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
The table below presents the unsecured credit ratings and outlook of GS Bank USA, GSIB, GSBE, GS&Co. and GSI.

As of March 2023
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
Three Months Ended March 2023. Our cash and cash equivalents decreased by $12.50 billion to $229.33 billion at the end of the first quarter of 2023, primarily due to net cash used for financing activities, partially offset by net cash provided by operating activities. The net cash used for financing activities primarily reflected cash outflows from net repayments of unsecured long-term borrowings and deposits (reflecting decreases in private bank and consumer deposits, deposit sweep program balances and brokered certificates of deposit). The net cash provided by operating activities primarily reflected cash inflows from collateralized transactions (reflecting both an increase in collateralized financings and a decrease in collateralized agreements), partially offset by an increase in trading assets.
Three Months Ended March 2022. Our cash and cash equivalents increased by $13.13 billion to $274.16 billion at the end of the first quarter of 2022, due to net cash provided by financing activities, partially offset by net cash used for operating activities and investing activities and the effect of exchange rate changes on cash and cash equivalents. The net cash provided by financing activities primarily reflected an increase in net deposits, reflecting increases across channels, and net issuance of unsecured long-term borrowings. The net cash used for operating activities primarily reflected increases in collateralized transactions (an increase in collateralized agreements and a decrease in collateralized financings) and trading assets, partially offset by an increase in trading liabilities and a decrease in customer and other receivables and payables, net (an increase in customer and other payables, partially offset by an increase in customer and other receivables). The net cash used for investing activities primarily reflected an increase in net lending activities and purchases of investments, partially offset by sales and paydowns of investments. The decrease in cash and cash equivalents as a result of changes in foreign exchange rates was due to the U.S. dollar strengthening during the quarter.

Goldman Sachs March 2023 Form 10-Q	140

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
Value-at-Risk. VaR is the potential loss in value due to adverse market movements over a defined time horizon with a specified confidence level. For assets and liabilities included in VaR, see “Financial Statement Linkages to Market Risk Measures.” We typically employ a one-day time horizon with a 95% confidence level. We use a single VaR model, which captures risks, including those related to interest rates, equity prices, currency rates and commodity prices. As such, VaR facilitates comparison across portfolios of different risk characteristics. VaR also captures the diversification of aggregated risk at the firmwide level.

141	Goldman Sachs March 2023 Form 10-Q

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

Earnings-at-Risk. We manage our interest rate risk using the EaR metric. EaR measures the estimated impact of changes in interest rates to our net revenues and preferred stock dividends over a defined time horizon. EaR complements the VaR metric, which measures the impact of interest rate changes that have an immediate impact on the fair values of our assets and liabilities (i.e., mark-to-market changes). Our exposure to interest rate risk occurs due to a variety of factors, including, but not limited to:
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

Goldman Sachs March 2023 Form 10-Q	142

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
During the first quarter of 2023, we added the currency exposure on certain debt and equity positions to VaR and removed certain debt and equity positions (and related hedges) from VaR as our management believes that the risk of these positions is more appropriately measured and monitored using 10% sensitivity measures. Prior period amounts for average daily VaR, period end VaR and high and low VaR have been conformed to the current presentation. The impact of such changes to prior period total VaR was not material. Substantially all positions in VaR are included in Global Banking & Markets.
The table below presents our average daily VaR.

	Three Months Ended
	March	December	March
$ in millions	2023	2022	2022
Categories
Interest rates	$92	$95	$73
Equity prices	28	30	34
Currency rates	32	41	28
Commodity prices	22	28	49
Diversification effect	(73)	(92)	(88)
Total	$101	$102	$96
Our average daily VaR decreased to $101 million for the three months ended March 2023 from $102 million for the three months ended December 2022, due to lower levels of volatility, largely offset by increased exposures. The total decrease was driven by decreases in the currency rates, commodity prices, interest rates and equity prices categories, largely offset by a decrease in the diversification effect.
Our average daily VaR increased to $101 million for the three months ended March 2023 from $96 million for the three months ended March 2022, due to increased exposures, partially offset by lower levels of volatility. The total increase was primarily driven by an increase in the interest rates category and a decrease in the diversification effect, partially offset by a decrease in the commodity prices category.

143	Goldman Sachs March 2023 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
The table below presents our period-end VaR.

	As of
	March	December	March
$ in millions	2023	2022	2022
Categories
Interest rates	$123	$104	$105
Equity prices	32	28	33
Currency rates	28	36	33
Commodity prices	19	18	60
Diversification effect	(85)	(84)	(106)
Total	$117	$102	$125
Our period-end VaR increased to $117 million as of March 2023 from $102 million as of December 2022, primarily due to higher levels of volatility. The total increase was primarily driven by an increase in the interest rates category, partially offset by a decrease in the currency rates category.
Our period-end VaR decreased to $117 million as of March 2023 from $125 million as of March 2022, due to lower levels of volatility, partially offset by increased exposures. The total decrease was primarily driven by decreases in the commodity prices category, partially offset by a decrease in the diversification effect and an increase in the interest rates category.
During the three months ended March 2023, the firmwide VaR risk limit was not exceeded and there were no permanent changes to the firmwide VaR risk limit. However, the firmwide VaR risk limit was temporarily raised on two occasions due to higher levels of volatility. During 2022, the firmwide VaR risk limit was exceeded on six occasions (all of which occurred during March 2022) primarily due to higher levels of volatility generally resulting from broad macroeconomic and geopolitical concerns. These limit breaches were resolved by temporary increases in the firmwide VaR risk limit and subsequent risk reductions. During this period, the firmwide VaR risk limit was also permanently increased due to higher levels of volatility.
The table below presents our high and low VaR.

	Three Months Ended
	March 2023		December 2022		March 2022
$ in millions	High	Low	High	Low	High	Low
Categories
Interest rates	$148	$70	$108	$79	$105	$56
Equity prices	$38	$22	$41	$24	$59	$28
Currency rates	$47	$20	$54	$31	$38	$21
Commodity prices	$29	$17	$41	$18	$82	$30
Firmwide
VaR	$137	$85	$117	$87	$130	$75

The chart below presents our daily VaR for the three months ended March 2023.

210
180
150
120
90
60
30
0
Daily VaR
(in millions)
First Quarter
2023

The table below presents, by number of business days, the frequency distribution of our daily net revenues for positions included in VaR.

	Three Months Ended March
$ in millions	2023	2022
>$100	22	27
$75 – $100	8	10
$50 – $75	14	7
$25 – $50	6	6
$0 – $25	4	4
$(25) – $0	5	4
$(50) – $(25)	1	2
$(75) – $(50)	1	–
$(100) – $(75)	–	–
<$(100)	1	2
Total	62	62
In the table above, the frequency distribution of daily net revenues reflects the impact of the change in VaR described above. Prior period amounts have been conformed to the current presentation.
Daily net revenues for positions included in VaR are compared with VaR calculated as of the end of the prior business day. Net losses incurred on a single day for such positions exceeded our 95% one-day VaR (i.e., a VaR exception) on one occasion during the three months ended March 2023 and on two occasions during the three months ended March 2022.
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

Goldman Sachs March 2023 Form 10-Q	144

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
Sensitivity Measures
Certain portfolios and individual positions are not included in VaR because VaR is not the most appropriate risk measure. Other sensitivity measures we use to analyze market risk are described below.
10% Sensitivity Measures. The table below presents our market risk by asset category for positions accounted for at fair value or accounted for at the lower of cost or fair value, that are not included in VaR.

	As of
	March	December	March
$ in millions	2023	2022	2022
Equity	$1,570	$1,593	$1,754
Debt	2,775	2,577	2,641
Total	$4,345	$4,170	$4,395
In the table above:
•The 10% sensitivity measures for equity and debt positions reflect the impact of the change in VaR described above. Prior period amounts have been conformed to the current presentation.
•Substantially all positions in 10% sensitivity measures are included in Asset & Wealth Management.
•The market risk of these positions is determined by estimating the potential reduction in net revenues of a 10% decline in the value of the underlying positions.
•Equity positions relate to private and public equity securities, which primarily include investments in corporate, real estate and infrastructure assets.
•Debt positions include mezzanine and senior debt, and corporate and real estate loans.
•Funded equity and debt positions are included in our consolidated balance sheets in investments and loans, and the related hedges are included in our consolidated balance sheets in derivatives. See Note 8 to the consolidated financial statements for further information about investments, Note 9 to the consolidated financial statements for further information about loans and Note 7 to the consolidated financial statements for further information about derivatives.
•These measures do not reflect the diversification effect across asset categories or across other market risk measures.

Credit and Funding Spread Sensitivity on Derivatives and Financial Liabilities. VaR excludes the impact of changes in counterparty credit spreads, our own credit spreads and unsecured funding spreads on derivatives, as well as changes in our own credit spreads (debt valuation adjustment) on financial liabilities for which the fair value option was elected. The estimated sensitivity to a one basis point increase in credit spreads (counterparty and our own) and unsecured funding spreads on derivatives (including hedges) was a loss of $1 million as of both March 2023 and December 2022. In addition, the estimated sensitivity to a one basis point increase in our own credit spreads on financial liabilities for which the fair value option was elected was a gain of $39 million as of March 2023 and $37 million as of December 2022. However, the actual net impact of a change in our own credit spreads is also affected by the liquidity, duration and convexity (as the sensitivity is not linear to changes in yields) of those financial liabilities for which the fair value option was elected, as well as the relative performance of any hedges undertaken.
Earnings-at-Risk. The table below presents the impact of a parallel shift in rates on our net revenues and preferred stock dividends over the next 12 months relative to the baseline scenario.

	As of
	March	December
$ in millions	2023	2022
+100 basis points parallel shift in rates	$221	$104
-100 basis points parallel shift in rates	$(219)	$(104)
In the table above, the EaR metric utilized various assumptions, including, among other things, balance sheet size and composition, deposit repricing and prepayment behavior, all of which have inherent uncertainties. The EaR metric does not represent a forecast of our net revenues and preferred stock dividends. As of March 2023, we expect our EaR sensitivity to scale approximately linearly with the size of an instantaneous parallel shock in interest rates of up to +/-200 basis points.
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

145	Goldman Sachs March 2023 Form 10-Q

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
The table below presents certain assets and liabilities accounted for at fair value or accounted for at the lower of cost or fair value in our consolidated balance sheets and the market risk measures used to assess those assets and liabilities.

Assets or Liabilities	Market Risk Measures
Collateralized agreements and financings	VaR
Customer and other receivables	10% Sensitivity Measures
Trading assets and liabilities	VaR Credit Spread Sensitivity 10% Sensitivity Measures
Investments	VaR 10% Sensitivity Measures
Loans	VaR 10% Sensitivity Measures
Other assets and liabilities	VaR
Deposits	VaR Credit Spread Sensitivity
Unsecured borrowings	VaR Credit Spread Sensitivity
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
We also perform credit analyses, which incorporate initial and ongoing evaluations of the capacity and willingness of a counterparty to meet its financial obligations. For substantially all of our credit exposures, the core of our process is an annual counterparty credit evaluation or more frequently if deemed necessary as a result of events or changes in circumstances. We determine an internal credit rating for the counterparty by considering the results of the credit evaluations and assumptions with respect to the nature of and outlook for the counterparty’s industry and the economic environment. Beginning in the first quarter of 2023, we also take into consideration collateral received or other credit support arrangements when determining an internal credit rating for collateralized loans, as management believes that this methodology better reflects the credit quality of the underlying loans and lending commitments. Prior period amounts have been conformed to reflect the current methodology. Senior personnel, with expertise in specific industries, inspect and approve credit reviews and internal credit ratings.
Our risk assessment process may also include, where applicable, reviewing certain key metrics, including, but not limited to, delinquency status, collateral value, FICO credit scores and other risk factors.

Goldman Sachs March 2023 Form 10-Q	146

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

147	Goldman Sachs March 2023 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
Credit Exposures
As of March 2023, our aggregate credit exposure decreased compared with December 2022, primarily reflecting decreases in cash deposits with central banks and OTC derivatives, partially offset by an increase in securities financing transactions. The percentage of our credit exposures arising from non-investment-grade counterparties (based on our internally determined public rating agency equivalents) was essentially unchanged compared with December 2022. Our credit exposures are described further below.
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

	As of
	March	December
$ in millions	2023	2022
Cash and Cash Equivalents	$209,246	$224,889

Industry
Financial Institutions	8%	6%
Sovereign	92%	94%
Total	100%	100%

Region
Americas	52%	77%
EMEA	37%	19%
Asia	11%	4%
Total	100%	100%

Credit Quality (Credit Rating Equivalent)
AAA	66%	89%
AA	19%	5%
A	14%	6%
BBB	1%	–
Total	100%	100%
The table above excludes cash segregated for regulatory and other purposes of $20.08 billion as of March 2023 and $16.94 billion as of December 2022.
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
The table below presents our net credit exposure from OTC derivatives and the concentration by industry and region.

	As of
	March	December
$ in millions	2023	2022
OTC derivative assets	$43,562	$53,399
Collateral (not netted under U.S. GAAP)	(14,582)	(15,823)
Net credit exposure	$28,980	$37,576
Industry
Consumer & Retail	4%	3%
Diversified Industrials	11%	8%
Financial Institutions	20%	20%
Funds	18%	19%
Healthcare	1%	1%
Municipalities & Nonprofit	4%	2%
Natural Resources & Utilities	26%	34%
Sovereign	9%	7%
Technology, Media & Telecommunications	5%	4%
Other (including Special Purpose Vehicles)	2%	2%
Total	100%	100%
Region
Americas	48%	49%
EMEA	43%	43%
Asia	9%	8%
Total	100%	100%
Our credit exposure (before any potential recoveries) to OTC derivative counterparties that defaulted during the three months ended March 2023 remained low, representing less than 2% of our total credit exposure from OTC derivatives.
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

Goldman Sachs March 2023 Form 10-Q	148

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
The table below presents the distribution of our net credit exposure from OTC derivatives by tenor.

$ in millions	Investment- Grade	Non-Investment- Grade / Unrated	Total
As of March 2023
Less than 1 year	$18,452	$6,670	$25,122
1 – 5 years	24,281	6,209	30,490
Greater than 5 years	54,591	3,977	58,568
Total	97,324	16,856	114,180
Netting	(77,554)	(7,646)	(85,200)
Net credit exposure	$19,770	$9,210	$28,980
As of December 2022
Less than 1 year	$23,112	$8,812	$31,924
1 – 5 years	26,627	8,355	34,982
Greater than 5 years	58,354	4,342	62,696
Total	108,093	21,509	129,602
Netting	(83,531)	(8,495)	(92,026)
Net credit exposure	$24,562	$13,014	$37,576
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

	Investment-Grade
$ in millions	AAA	AA	A	BBB	Total
As of March 2023
Less than 1 year	$1,054	$2,493	$7,025	$7,880	$18,452
1 – 5 years	1,381	6,195	8,257	8,448	24,281
Greater than 5 years	6,150	14,827	17,381	16,233	54,591
Total	8,585	23,515	32,663	32,561	97,324
Netting	(5,574)	(21,063)	(26,451)	(24,466)	(77,554)
Net credit exposure	$3,011	$2,452	$6,212	$8,095	$19,770
As of December 2022
Less than 1 year	$521	$2,113	$10,516	$9,962	$23,112
1 – 5 years	1,684	5,383	9,057	10,503	26,627
Greater than 5 years	5,594	16,063	21,060	15,637	58,354
Total	7,799	23,559	40,633	36,102	108,093
Netting	(5,025)	(20,582)	(31,956)	(25,968)	(83,531)
Net credit exposure	$2,774	$2,977	$8,677	$10,134	$24,562
			Non-Investment-Grade / Unrated
$ in millions			BB or lower	Unrated	Total
As of March 2023
Less than 1 year			$6,108	$562	$6,670
1 – 5 years			5,989	220	6,209
Greater than 5 years			3,821	156	3,977
Total			15,918	938	16,856
Netting			(7,595)	(51)	(7,646)
Net credit exposure			$8,323	$887	$9,210
As of December 2022
Less than 1 year			$8,245	$567	$8,812
1 – 5 years			8,150	205	8,355
Greater than 5 years			4,232	110	4,342
Total			20,627	882	21,509
Netting			(8,436)	(59)	(8,495)
Net credit exposure			$12,191	$823	$13,014
Lending Activities. We manage our lending activities using the credit risk process, measures, limits and risk mitigants described above. Other lending positions, including secondary trading positions, are risk-managed as a component of market risk. As described above, beginning in the first quarter of 2023, we take into consideration collateral received or other credit support arrangements when determining an internal credit rating for collateralized loans. Prior period amounts have been conformed to the current methodology. The impact to December 2022 was to increase loans and lending commitments classified as investment-grade and decrease loans and lending commitments classified as non-investment-grade by $29.6 billion (loans of $25.0 billion and lending commitments of $4.6 billion). The impact of this change was in real estate (warehouse loans) and other collateralized loans and lending commitments.
The table below presents our loans and lending commitments.

$ in millions	Loans	Lending Commitments	Total
As of March 2023
Corporate	$39,858	$138,204	$178,062
Commercial real estate	28,690	3,672	32,362
Residential real estate	22,490	2,251	24,741
Securities-based	15,934	718	16,652
Other collateralized	52,867	13,969	66,836
Consumer:
Installment	5,769	2,271	8,040
Credit cards	15,563	66,373	81,936
Other	1,935	1,015	2,950
Total	$183,106	$228,473	$411,579
Allowance for loan losses	$(5,032)	$(747)	$(5,779)
As of December 2022
Corporate	$40,135	$139,718	$179,853
Commercial real estate	28,879	4,271	33,150
Residential real estate	23,035	3,192	26,227
Securities-based	16,671	508	17,179
Other collateralized	51,702	14,407	66,109
Consumer:
Installment	6,326	1,882	8,208
Credit cards	15,820	62,216	78,036
Other	2,261	944	3,205
Total	$184,829	$227,138	$411,967
Allowance for loan losses	$(5,543)	$(774)	$(6,317)
In the table above, lending commitments excluded $5.17 billion as of March 2023 and $4.85 billion as of December 2022 relating to issued letters of credit which are classified as guarantees in our consolidated financial statements. See Note 18 to the consolidated financial statements for further information about guarantees.
See Note 9 to the consolidated financial statements for information about net charge-offs on wholesale and consumer loans, as well as past due and nonaccrual loans accounted for at amortized cost.

149	Goldman Sachs March 2023 Form 10-Q

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

$ in millions	Loans	Lending Commitments	Total
As of March 2023
Corporate	$39,858	$138,204	$178,062

Industry
Consumer & Retail	10%	14%	13%
Diversified Industrials	18%	18%	18%
Financial Institutions	7%	9%	8%
Funds	3%	4%	4%
Healthcare	11%	10%	10%
Natural Resources & Utilities	9%	19%	16%
Real Estate	12%	5%	7%
Technology, Media & Telecommunications	26%	20%	22%
Other (including Special Purpose Vehicles)	4%	1%	2%
Total	100%	100%	100%

Region
Americas	61%	77%	73%
EMEA	30%	21%	23%
Asia	9%	2%	4%
Total	100%	100%	100%

Credit Quality (Credit Rating Equivalent)
AAA	–	1%	1%
AA	1%	6%	5%
A	4%	20%	16%
BBB	21%	39%	35%
BB or lower	74%	34%	43%
Total	100%	100%	100%

As of December 2022
Corporate	$40,135	$139,718	$179,853

Industry
Consumer & Retail	10%	13%	12%
Diversified Industrials	18%	18%	18%
Financial Institutions	7%	8%	8%
Funds	3%	4%	4%
Healthcare	10%	12%	12%
Natural Resources & Utilities	9%	18%	16%
Real Estate	11%	5%	7%
Technology, Media & Telecommunications	26%	20%	21%
Other (including Special Purpose Vehicles)	6%	2%	2%
Total	100%	100%	100%

Region
Americas	57%	77%	73%
EMEA	34%	21%	24%
Asia	9%	2%	3%
Total	100%	100%	100%

Credit Quality (Credit Rating Equivalent)
AAA	–	2%	1%
AA	1%	5%	4%
A	5%	21%	18%
BBB	19%	38%	34%
BB or lower	75%	34%	43%
Total	100%	100%	100%
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

$ in millions	Loans	Lending Commitments	Total
As of March 2023
Commercial Real Estate	$28,690	$3,672	$32,362

Region
Americas	79%	75%	78%
EMEA	16%	18%	17%
Asia	5%	7%	5%
Total	100%	100%	100%

Credit Quality (Credit Rating Equivalent)
Investment-grade	43%	36%	42%
Non-investment-grade	57%	64%	58%
Total	100%	100%	100%

As of December 2022
Commercial Real Estate	$28,879	$4,271	$33,150

Region
Americas	79%	74%	78%
EMEA	16%	17%	16%
Asia	5%	9%	6%
Total	100%	100%	100%

Credit Quality (Credit Rating Equivalent)
Investment-grade	42%	35%	41%
Non-investment-grade	58%	64%	59%
Unrated	–	1%	–
Total	100%	100%	100%
In the table above:
•Credit exposure to commercial real estate loans and lending commitments was diversified by property type as of March 2023.
•Credit exposure included loans and lending commitments of $10.23 billion (including $9.84 billion of funded loans) as of March 2023 and $10.28 billion (including $9.81 billion of funded loans) as of December 2022 which are extended to clients who warehouse assets that are directly or indirectly backed by commercial real estate with typical loan-to-value ratios of approximately 50%.
In addition, we also have credit exposure to commercial real estate loans held for securitization of $559 million as of March 2023 and $119 million as of December 2022. Such loans are included in trading assets in our consolidated balance sheets.

Goldman Sachs March 2023 Form 10-Q	150

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

$ in millions	Loans	Lending Commitments	Total
As of March 2023
Residential Real Estate	$22,490	$2,251	$24,741

Region
Americas	95%	88%	94%
EMEA	4%	12%	5%
Asia	1%	—	1%
Total	100%	100%	100%

Credit Quality (Credit Rating Equivalent)
Investment-grade	50%	55%	51%
Non-investment-grade	29%	34%	29%
Other metrics	21%	11%	20%
Total	100%	100%	100%

As of December 2022
Residential Real Estate	$23,035	$3,192	$26,227

Region
Americas	96%	93%	95%
EMEA	3%	7%	4%
Asia	1%	–	1%
Total	100%	100%	100%

Credit Quality (Credit Rating Equivalent)
Investment-grade	52%	63%	53%
Non-investment-grade	25%	36%	26%
Other metrics	23%	1%	21%
Total	100%	100%	100%
In the table above:
•Credit exposure includes loans and lending commitments of $12.60 billion as of March 2023 and $14.62 billion as of December 2022 which are extended to clients who warehouse assets that are directly or indirectly secured by residential real estate.
•Other metrics category consists of loans where we use other key metrics to assess the borrower's credit quality, such as loan-to-value ratio, delinquency status, collateral value, expected cash flows and other risk factors.

In addition, we also have credit exposure to residential real estate loans held for securitization of $7.91 billion as of March 2023 and $8.07 billion as of December 2022. Such loans are included in trading assets in our consolidated balance sheets.
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

$ in millions	Loans	Lending Commitments	Total
As of March 2023
Securities-based	$15,934	$718	$16,652

Region
Americas	83%	99%	83%
EMEA	16%	1%	15%
Asia	1%	–	2%
Total	100%	100%	100%

Credit Quality (Credit Rating Equivalent)
Investment-grade	77%	19%	75%
Non-investment-grade	4%	21%	5%
Other metrics	19%	60%	20%
Total	100%	100%	100%

As of December 2022
Securities-based	$16,671	$508	$17,179

Region
Americas	83%	98%	83%
EMEA	15%	2%	15%
Asia	2%	–	2%
Total	100%	100%	100%

Credit Quality (Credit Rating Equivalent)
Investment-grade	77%	18%	76%
Non-investment-grade	5%	2%	4%
Other metrics	18%	80%	20%
Total	100%	100%	100%
In the table above, other metrics category consists of loans where we use other key metrics to assess the borrower's credit quality, such as collateral value, loan-to-value ratio and delinquency status.

151	Goldman Sachs March 2023 Form 10-Q

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

$ in millions	Loans	Lending Commitments	Total
As of March 2023
Other Collateralized	$52,867	$13,969	$66,836

Region
Americas	86%	89%	86%
EMEA	12%	11%	12%
Asia	2%	–	2%
Total	100%	100%	100%

Credit Quality (Credit Rating Equivalent)
Investment-grade	84%	76%	82%
Non-investment-grade	16%	21%	17%
Unrated	–	3%	1%
Total	100%	100%	100%

As of December 2022
Other Collateralized	$51,702	$14,407	$66,109

Region
Americas	86%	93%	87%
EMEA	12%	7%	11%
Asia	2%	–	2%
Total	100%	100%	100%

Credit Quality (Credit Rating Equivalent)
Investment-grade	83%	83%	83%
Non-investment-grade	16%	14%	16%
Other metrics	1%	–	–
Unrated	–	3%	1%
Total	100%	100%	100%
In the table above, credit exposure included loans and lending commitments extended to clients who warehouse assets of $18.09 billion as of March 2023 and $16.89 billion as of December 2022.

Installment and Credit Cards. We originate unsecured installment loans and credit card loans (pursuant to revolving lines of credit) to consumers in the Americas. The credit card lines are cancellable by us and therefore do not result in credit exposure.
The tables below present our credit exposure from originated installment and credit card funded loans, and the concentration by the five most concentrated U.S. states.

$ in millions	Installment
As of March 2023
Loans, gross	$5,769

California	9%
Texas	9%
Florida	6%
New York	6%
Pennsylvania	4%
Other	66%
Total	100%

As of December 2022
Loans, gross	$6,326

California	10%
Texas	9%
Florida	7%
New York	6%
Illinois	4%
Other	64%
Total	100%

$ in millions	Credit Cards
As of March 2023
Loans, gross	$15,563

California	16%
Texas	9%
Florida	8%
New York	8%
Illinois	4%
Other	55%
Total	100%

As of December 2022
Loans, gross	$15,820

California	16%
Texas	9%
New York	8%
Florida	8%
New Jersey	4%
Other	55%
Total	100%
In addition, we had credit exposure of $2.27 billion as of March 2023 and $1.88 billion as of December 2022 related to our commitments to provide unsecured installment loans to consumers.
See Note 9 to the consolidated financial statements for further information about the credit quality indicators of installment and credit card loans.

Goldman Sachs March 2023 Form 10-Q	152

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

$ in millions	Loans	Lending Commitments	Total
As of March 2023
Other	$1,935	$1,015	$2,950
Region
Americas	90%	100%	94%
EMEA	10%	–	6%
Total	100%	100%	100%
Credit Quality (Credit Rating Equivalent)
Investment-grade	38%	87%	55%
Non-investment-grade	46%	13%	35%
Other metrics	16%	–	10%
Total	100%	100%	100%
As of December 2022
Other	$2,261	$944	$3,205
Region
Americas	89%	99%	92%
EMEA	11%	1%	8%
Total	100%	100%	100%
Credit Quality (Credit Rating Equivalent)
Investment-grade	47%	93%	60%
Non-investment-grade	26%	7%	21%
Other metrics	27%	–	19%
Total	100%	100%	100%
In the table above, other metrics primarily includes consumer and credit card loans purchased by us. Our risk assessment process for such loans includes reviewing certain key metrics, such as expected cash flows, delinquency status and other risk factors.
In addition, we also have credit exposure to other loans held for securitization of $1.61 billion as of March 2023 and $1.76 billion as of December 2022. Such loans are included in trading assets in our consolidated balance sheets.
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

	As of
	March	December
$ in millions	2023	2022
Securities Financing Transactions	$42,414	$34,762

Industry
Financial Institutions	29%	43%
Funds	28%	23%
Municipalities & Nonprofit	4%	5%
Sovereign	38%	28%
Other (including Special Purpose Vehicles)	1%	1%
Total	100%	100%

Region
Americas	31%	47%
EMEA	36%	34%
Asia	33%	19%
Total	100%	100%

Credit Quality (Credit Rating Equivalent)
AAA	12%	20%
AA	23%	31%
A	47%	31%
BBB	9%	8%
BB or lower	8%	10%
Unrated	1%	–
Total	100%	100%
The table above reflects both netting agreements and collateral that we consider when determining credit risk.

153	Goldman Sachs March 2023 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
Other Credit Exposures. We are exposed to credit risk from our receivables from brokers, dealers and clearing organizations and customers and counterparties, as well as a term deposit with First Republic. Receivables from brokers, dealers and clearing organizations primarily consist of initial margin placed with clearing organizations and receivables related to sales of securities which have traded, but not yet settled. These receivables generally have minimal credit risk due to the low probability of clearing organization default and the short-term nature of receivables related to securities settlements. Receivables from customers and counterparties generally consist of collateralized receivables related to customer securities transactions and generally have minimal credit risk due to both the value of the collateral received and the short-term nature of these receivables.
The table below presents our other credit exposures and the concentration by industry, region and internally determined public rating agency equivalents.

	As of
	March	December
$ in millions	2023	2022
Other Credit Exposures	$53,624	$48,916

Industry
Financial Institutions	77%	80%
Funds	15%	12%
Other (including Special Purpose Vehicles)	8%	8%
Total	100%	100%

Region
Americas	41%	41%
EMEA	48%	49%
Asia	11%	10%
Total	100%	100%

Credit Quality (Credit Rating Equivalent)
AAA	5%	7%
AA	39%	32%
A	28%	33%
BBB	8%	10%
BB or lower	18%	16%
Unrated	2%	2%
Total	100%	100%
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

Country Exposures. The Russian invasion of Ukraine has negatively affected the global economy and resulted in significant disruptions in financial markets and increased macroeconomic uncertainty. The extent and duration of the war, sanctions and resulting market disruptions, as well as the potential adverse consequences for our business, liquidity and results of operations, are difficult to predict. Our senior management, risk committees and the Board receive regular briefings from our independent risk oversight and control functions, including our chief risk officer, on Russian and Ukrainian exposures, as well as other relevant risk metrics. We have significantly reduced our exposure to Russia and Ukraine and have curtailed our operations in Russia to those necessary to meet our legal and regulatory obligations. The overall direct financial impact to our net revenues for the first quarter of 2023 from Russian and Ukrainian counterparties, borrowers, issuers and related instruments was not material. We have established a firmwide working group to identify and assess the operational risk associated with complying with economic sanctions and restrictions as a result of this invasion. In addition, to mitigate the risk of increased cyber attacks, we liaise with government agencies in order to update our monitoring processes with the latest information.
Our total credit exposure to Russian or Ukrainian counterparties or borrowers and our total market exposure relating to Russian or Ukrainian issuers was not material as of March 2023. See “Risk Factors” in Part I, Item 1A of the 2022 Form 10-K for further information about our risks related to Russia’s invasion of Ukraine.
In addition, economic and/or political uncertainties in Argentina, Ethiopia, Ghana, Lebanon, Pakistan, Sri Lanka and Venezuela have led to concerns about their financial stability. Our credit exposure to counterparties or borrowers and our market exposure to issuers relating to each of these countries was not material as of March 2023.
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

Goldman Sachs March 2023 Form 10-Q	154

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
We maintain a comprehensive control framework designed to provide a well-controlled environment to minimize operational risks. The Firmwide Operational Risk and Resilience Committee is responsible for overseeing operational risk, and for ensuring the operational resilience of our business.

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

155	Goldman Sachs March 2023 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
Types of Operational Risks
Increased reliance on technology and third-party relationships has resulted in increased operational risks, such as information and cybersecurity risk, third-party risk and business resilience risk. We manage those risks as follows:
Information and Cybersecurity Risk. Information and cybersecurity risk is the risk of compromising the confidentiality, integrity or availability of our data and systems, leading to an adverse impact to us, our reputation, our clients and/or the broader financial system. We seek to minimize the occurrence and impact of unauthorized access, disruption or use of information and/or information systems. We deploy and operate preventive and detective controls and processes to mitigate emerging and evolving information security and cybersecurity threats, including monitoring our network for known vulnerabilities and signs of unauthorized attempts to access our data and systems. There is increased information risk through diversification of our data across external service providers, including use of a variety of cloud-provided or -hosted services and applications. See “Risk Factors” in Part I, Item 1A of the 2022 Form 10-K for further information about information and cybersecurity risk.
Third-Party Risk. Third-party risk, including vendor risk, is the risk of an adverse impact due to reliance on third parties performing services or activities on our behalf. These risks may include legal, regulatory, information security, reputational, operational or any other risks inherent in engaging a third party. We identify, manage and report key third-party risks and conduct due diligence across multiple risk domains, including information security and cybersecurity, resilience and additional supply chain dependencies. The Third-Party Risk Program monitors, reviews and reassesses third-party risks on an ongoing basis. See “Risk Factors” in Part I, Item 1A of the 2022 Form 10-K for further information about third-party risk.

Business Resilience Risk. Business resilience risk is the risk of disruption to our critical processes. We monitor threats and assess risks and seek to ensure our state of readiness in the event of a significant operational disruption to the normal operations of our critical functions or their dependencies, such as critical facilities, systems, third parties, data and/or personnel. Our resilience framework defines the fundamental principles for business continuity planning (BCP) and crisis management to ensure that critical functions can continue to operate in the event of a disruption. The business continuity program is comprehensive, consistent on a firmwide basis, and up-to-date, incorporating new information, including updated resilience capabilities as and when they become available. Our resilience assurance program encompasses testing of response and recovery strategies on a regular basis with the objective of minimizing and preventing significant operational disruptions. See “Business — Business Continuity and Information Security” in Part I, Item 1 of the 2022 Form 10-K for further information about business continuity.
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

Goldman Sachs March 2023 Form 10-Q	156

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

157	Goldman Sachs March 2023 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
As a global financial institution, climate-related risks manifest in different ways across our businesses. We have continued to make significant enhancements to our climate risk management framework, including steps to further integrate climate risk into our broader risk management processes. We have integrated oversight of climate-related risks into our risk management governance structure, from senior management to our Board and its committees, including the Risk and Public Responsibilities Committees. The Risk Committee of the Board oversees firmwide financial and nonfinancial risks, which include climate risk, and, as part of its oversight, receives updates on our risk management approach to climate risk, including our approaches towards scenario analysis and integration into existing risk management processes. The Public Responsibilities Committee of the Board assists the Board in its oversight of our firmwide sustainability strategy and sustainability issues affecting us, including with respect to climate change. As part of its oversight, the Public Responsibilities Committee receives periodic updates on our sustainability strategy, and also periodically reviews our governance and related policies and processes for sustainability and climate change-related risks. Senior management within Risk, in conjunction with senior management in both our revenue-producing units and our other independent risk oversight and control functions, is responsible for the development of our climate risk program.
We have begun incorporating climate risk into our credit evaluation and underwriting processes for select industries. Climate risk factors are now evaluated as part of transaction due diligence for select loan commitments.
See “Business — Sustainability” in Part I, Item 1 and “Risk Factors” in Part I, Item 1A of the 2022 Form 10-K for information about our sustainability initiatives, including in relation to climate transition.
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
For further information about our risk management processes, see “Overview and Structure of Risk Management” and “Risk Factors” in Part I, Item 1A of the 2022 Form 10-K.

Goldman Sachs March 2023 Form 10-Q	158

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
Our website also includes information about (i) purchases and sales of our equity securities by our executive officers and directors; (ii) disclosure relating to certain non-GAAP financial measures (as defined in the SEC’s Regulation G) that we may make public orally, telephonically, by webcast, by broadcast or by other means; (iii) our DFAST results; (iv) the public portion of our resolution plan submission; (v) our Pillar 3 disclosure; (vi) our average daily LCR; (vii) our People Strategy Report; (viii) our Sustainability Report; and (ix) our Task Force on Climate-Related Financial Disclosures (TCFD) Report.

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
By identifying these statements for you in this manner, we are alerting you to the possibility that our actual results, financial condition, liquidity and capital actions may differ, possibly materially, from the anticipated results, financial condition, liquidity and capital actions in these forward-looking statements. Important factors that could cause our results, financial condition, liquidity and capital actions to differ from those in these statements include, among others, those described below and in “Risk Factors” in Part I, Item 1A of the 2022 Form 10-K.

159	Goldman Sachs March 2023 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
These statements may relate to, among other things, (i) our future plans and results, including our target ROE, ROTE, efficiency ratio, CET1 capital ratio and firmwide AUS inflows, and how they can be achieved, (ii) trends in or growth opportunities for our businesses, including the timing, costs, profitability, benefits and other aspects of business and strategic initiatives and their impact on our efficiency ratio, (iii) our level of future compensation expense, including as a percentage of both operating expenses and revenues, net of provision for credit losses, (iv) our Investment banking fees backlog and future results, (v) our expected interest income and interest expense, (vi) our expense savings and strategic locations initiatives, (vii) expenses we may incur, including future litigation expense and expenses from investing in our platform solutions business, (viii) the projected growth of our deposits and other funding, asset liability management and funding strategies and related interest expense savings, (ix) our business initiatives, including transaction banking and new products in our consumer platforms business, (x) our planned 2023 benchmark debt issuances, (xi) the amount, composition and location of GCLA we expect to hold, (xii) our credit exposures, (xiii) our expected provisions for credit losses, (xiv) the adequacy of our allowance for credit losses, (xv) the projected growth of our platform solutions business, (xvi) the objectives and effectiveness of our BCP, information security program, risk management and liquidity policies, (xvii) our resolution plan and strategy and their implications for stakeholders, (xviii) the design and effectiveness of our resolution capital and liquidity models and triggers and alerts framework, (xix) the results of stress tests, the effect of changes to regulations, and our future status, activities or reporting under banking and financial regulation, (xx) our expected tax rate, (xxi) the future state of our liquidity and regulatory capital ratios, and our prospective capital distributions (including dividends and repurchases), (xxii) our expected SCB and G-SIB surcharge, (xxiii) legal proceedings, governmental investigations or other contingencies, (xxiv) the asset recovery guarantee and our remediation activities related to our 1Malaysia Development Berhad (1MDB) settlements, (xxv) the replacement of Interbank Offered Rates and our transition to alternative risk-free reference rates, (xxvi) the impact of the COVID-19 pandemic on our business, results, financial position and liquidity, (xxvii) the effectiveness of our management of our human capital, including our diversity goals, (xxviii) our sustainability and carbon neutrality targets and goals, (xxix) future inflation, (xxx) the impact of Russia’s invasion of Ukraine and related sanctions and other developments on our business, results and financial position, (xxxi) our ability to sell, and the terms of any proposed sale of, GreenSky or Marcus loans and (xxxii) the timing of the profitability of Platform Solutions.
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
Statements about the level of future compensation expense, including as a percentage of both operating expenses and revenues, net of provision for credit losses, and our efficiency ratio as our platform solutions business reaches scale and profitability are subject to the risks that the compensation and other costs to operate our businesses, including platform initiatives, may be greater than currently expected.

Goldman Sachs March 2023 Form 10-Q	160

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
Statements about our Investment banking fees backlog and future results are subject to the risk that such transactions may be modified or may not be completed at all, and related net revenues may not be realized or may be materially less than expected. Important factors that could have such a result include, for underwriting transactions, a decline or weakness in general economic conditions, an outbreak or worsening of hostilities, including the escalation or continuation of the war between Russia and Ukraine, continuing volatility in the securities markets or an adverse development with respect to the issuer of the securities and, for advisory transactions, a decline in the securities markets, an inability to obtain adequate financing, an adverse development with respect to a party to the transaction or a failure to obtain a required regulatory approval. For information about other important factors that could adversely affect our Investment banking fees, see “Risk Factors” in Part I, Item 1A of the 2022 Form 10-K.
Statements about the projected growth of our deposits and other funding, asset liability management and funding strategies and related interest expense savings, and our platform solutions business, are subject to the risk that actual growth, savings and profitability may differ, possibly materially, from that currently anticipated due to, among other things, changes in interest rates and competition from other similar products.
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
Statements about the proposed sales of GreenSky and Marcus loans are subject to the risks that buyers may not bid on these assets or bid at levels, or with terms, that are unacceptable to us, and that the performance of these activities may deteriorate as a result of the announced sales.

161	Goldman Sachs March 2023 Form 10-Q

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Quantitative and qualitative disclosures about market risk are set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management” in Part I, Item 2 of this Form 10-Q.
Item 4. Controls and Procedures
As of the end of the period covered by this report, an evaluation was carried out by our management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of the end of the period covered by this report. In addition, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the quarter ended March 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The table below presents purchases made by or on behalf of Group Inc. or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our common stock during the three months ended March 2023.

	Total Shares Purchased	Average Price Paid Per Share	Total Shares Purchased as Part of a Publicly Announced Program	Dollar Value of Remaining Authorized Repurchases ($ in millions)
January	2,915,709	$350.20	2,915,616	$28,979
February	3,732,454	$368.42	3,732,048	$27,604
March	429,083	$349.58	429,083	$27,454
Total	7,077,246		7,076,747
In the table above, total shares purchased included 93 shares during January 2023 and 406 shares during February 2023 remitted to satisfy statutory withholding taxes on the delivery of equity-based awards.
In February 2023, our Board approved a new share repurchase program authorizing repurchases of up to $30 billion (in aggregate value and inclusive of shares repurchased in 2023) of our common stock. This program replaced our previous share repurchase program. The repurchase program is effected primarily through regular open-market purchases (which may include repurchase plans designed to comply with Rule 10b5-1 and accelerated share repurchases), the amounts and timing of which are determined primarily by our current and projected capital position, but which may also be influenced by general market conditions and the prevailing price and trading volumes of our common stock. The repurchase program has no set expiration or termination date.

Goldman Sachs March 2023 Form 10-Q	162

Item 6. Exhibits
Exhibits
15.1     Letter re: Unaudited Interim Financial Information.
31.1     Rule 13a-14(a) Certifications.
32.1    Section 1350 Certifications (This information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934).
101     Pursuant to Rules 405 and 406 of Regulation S-T, the following information is formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Statements of Earnings for the three months ended March 31, 2023 and March 31, 2022, (ii) the Consolidated Statements of Comprehensive Income for the three months ended March 31, 2023 and March 31, 2022, (iii) the Consolidated Balance Sheets as of March 31, 2023 and December 31, 2022, (iv) the Consolidated Statements of Changes in Shareholders’ Equity for the three months ended March 31, 2023 and March 31, 2022, (v) the Consolidated Statements of Cash Flows for the three months ended March 31, 2023 and March 31, 2022, (vi) the notes to the Consolidated Financial Statements and (vii) the cover page.
104    Cover Page Interactive Data File (formatted in iXBRL in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
THE GOLDMAN SACHS GROUP, INC.

By:	/s/	Denis P. Coleman III
Name:		Denis P. Coleman III
Title:		Chief Financial Officer (Principal Financial Officer)
Date:		May 3, 2023

By:	/s/	Sheara J. Fredman
Name:		Sheara J. Fredman
Title:		Chief Accounting Officer (Principal Accounting Officer)
Date:		May 3, 2023

163	Goldman Sachs March 2023 Form 10-Q