Form 10-Q
period 2023-06-30
GOLDMAN SACHS GROUP INC
filed 2023-08-03
CIK 886982

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of July 21, 2023, there were 329,671,083 shares of the registrant’s common stock outstanding.

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2023

Goldman Sachs June 2023 Form 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Earnings
(Unaudited)

	Three Months Ended June		Six Months Ended June
in millions, except per share amounts	2023	2022	2023	2022
Revenues
Investment banking	$1,432	$1,799	$3,010	$3,943
Investment management	2,356	2,394	4,645	4,464
Commissions and fees	893	1,071	1,981	2,074
Market making	4,351	4,913	9,784	10,942
Other principal transactions	179	(47)	234	(187)
Total non-interest revenues	9,211	10,130	19,654	21,236

Interest income	16,836	4,851	31,774	8,063
Interest expense	15,152	3,117	28,309	4,502
Net interest income	1,684	1,734	3,465	3,561
Total net revenues	10,895	11,864	23,119	24,797
Provision for credit losses	615	667	444	1,228
Operating expenses
Compensation and benefits	3,619	3,695	7,709	7,778
Transaction based	1,385	1,317	2,790	2,561
Market development	146	235	318	397
Communications and technology	482	444	948	868
Depreciation and amortization	1,594	570	2,564	1,062
Occupancy	253	259	518	510
Professional fees	392	490	775	927
Other expenses	673	643	1,324	1,266
Total operating expenses	8,544	7,653	16,946	15,369

Pre-tax earnings	1,736	3,544	5,729	8,200
Provision for taxes	520	617	1,279	1,334
Net earnings	1,216	2,927	4,450	6,866
Preferred stock dividends	145	141	292	249
Net earnings applicable to common shareholders	$1,071	$2,786	$4,158	$6,617

Earnings per common share
Basic	$3.09	$7.81	$12.00	$18.67
Diluted	$3.08	$7.73	$11.91	$18.47

Average common shares
Basic	342.3	355.0	344.4	353.1
Diluted	347.2	360.5	349.2	358.2

Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended June		Six Months Ended June
$ in millions	2023	2022	2023	2022
Net earnings	$1,216	$2,927	$4,450	$6,866
Other comprehensive income/(loss) adjustments, net of tax:
Currency translation	(12)	(16)	(43)	(31)
Debt valuation adjustment	(610)	1,188	(611)	1,928
Pension and postretirement liabilities	10	(1)	24	12
Available-for-sale securities	(24)	(441)	403	(1,795)
Other comprehensive income/(loss)	(636)	730	(227)	114
Comprehensive income	$580	$3,657	$4,223	$6,980

The accompanying notes are an integral part of these consolidated financial statements.

1	Goldman Sachs June 2023 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)

	As of
	June	December
$ in millions	2023	2022
Assets
Cash and cash equivalents	$270,931	$241,825
Collateralized agreements:
Securities purchased under agreements to resell (includes $199,607 and $225,117 at fair value)	199,864	225,117
Securities borrowed (includes $37,398 and $38,578 at fair value)	188,439	189,041
Customer and other receivables (includes $23 and $25 at fair value)	157,277	135,448
Trading assets (at fair value and includes $90,993 and $40,143 pledged as collateral)	400,329	301,245
Investments (includes $77,755 and $78,201 at fair value, and $8,968 and $9,818 pledged as collateral)	137,571	130,629
Loans (net of allowance of $5,232 and $5,543, and includes $6,936 and $7,655 at fair value)	178,133	179,286
Other assets (includes $228 and $145 at fair value)	38,842	39,208
Total assets	$1,571,386	$1,441,799

Liabilities and shareholders’ equity
Deposits (includes $17,707 and $15,746 at fair value)	$398,853	$386,665
Collateralized financings:
Securities sold under agreements to repurchase (at fair value)	222,983	110,349
Securities loaned (includes $8,351 and $4,372 at fair value)	48,003	30,727
Other secured financings (includes $12,395 and $12,756 at fair value)	13,443	13,946
Customer and other payables	257,843	262,045
Trading liabilities (at fair value)	194,328	191,324
Unsecured short-term borrowings (includes $46,822 and $39,731 at fair value)	70,056	60,961
Unsecured long-term borrowings (includes $74,312 and $73,147 at fair value)	230,813	247,138
Other liabilities (includes $615 and $159 at fair value)	18,571	21,455
Total liabilities	1,454,893	1,324,610
Commitments, contingencies and guarantees
Shareholders’ equity
Preferred stock; aggregate liquidation preference of $10,703 and $10,703	10,703	10,703
Common stock; 922,861,104 and 917,815,030 shares issued, and 330,811,807 and 334,918,639 shares outstanding	9	9
Share-based awards	4,931	5,696
Nonvoting common stock; no shares issued and outstanding	–	–
Additional paid-in capital	60,206	59,050
Retained earnings	141,798	139,372
Accumulated other comprehensive loss	(3,237)	(3,010)
Stock held in treasury, at cost; 592,049,299 and 582,896,393 shares	(97,917)	(94,631)
Total shareholders’ equity	116,493	117,189
Total liabilities and shareholders’ equity	$1,571,386	$1,441,799

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs June 2023 Form 10-Q	2

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Shareholders’ Equity
(Unaudited)

	Three Months Ended June		Six Months Ended June
$ in millions	2023	2022	2023	2022
Preferred stock
Beginning balance	$10,703	$10,703	$10,703	$10,703
Issued	–	–	–	–
Ending balance	10,703	10,703	10,703	10,703
Common stock
Beginning balance	9	9	9	9
Issued	–	–	–	–
Ending balance	9	9	9	9
Share-based awards
Beginning balance	4,823	4,965	5,696	4,211
Issuance and amortization of share-based awards	236	390	1,759	3,500
Delivery of common stock underlying share-based awards	(109)	(78)	(2,486)	(2,419)
Forfeiture of share-based awards	(19)	(32)	(38)	(47)
Ending balance	4,931	5,245	4,931	5,245
Additional paid-in capital
Beginning balance	60,143	58,938	59,050	56,396
Delivery of common stock underlying share-based awards	125	92	2,497	2,433
Cancellation of share-based awards in satisfaction of withholding tax requirements	(60)	(37)	(1,339)	(1,564)
Issuance of common stock in connection with acquisition	–	–	–	1,730
Other	(2)	–	(2)	(2)
Ending balance	60,206	58,993	60,206	58,993
Retained earnings
Beginning balance	141,591	134,931	139,372	131,811
Net earnings	1,216	2,927	4,450	6,866
Dividends and dividend equivalents declared on common stock and share-based awards	(864)	(719)	(1,732)	(1,430)
Dividends declared on preferred stock	(145)	(141)	(292)	(249)
Ending balance	141,798	136,998	141,798	136,998
Accumulated other comprehensive income/(loss)
Beginning balance	(2,601)	(2,684)	(3,010)	(2,068)
Other comprehensive income/(loss)	(636)	730	(227)	114
Ending balance	(3,237)	(1,954)	(3,237)	(1,954)
Stock held in treasury, at cost
Beginning balance	(97,159)	(91,623)	(94,631)	(91,136)
Repurchased	(750)	(500)	(3,296)	(1,000)
Reissued	–	1	28	19
Other	(8)	(1)	(18)	(6)
Ending balance	(97,917)	(92,123)	(97,917)	(92,123)
Total shareholders’ equity	$116,493	$117,871	$116,493	$117,871

The accompanying notes are an integral part of these consolidated financial statements.

3	Goldman Sachs June 2023 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June
$ in millions	2023	2022
Cash flows from operating activities
Net earnings	$4,450	$6,866
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	2,564	1,062
Share-based compensation	1,780	3,511
Provision for credit losses	444	1,228
Changes in operating assets and liabilities:
Customer and other receivables and payables, net	(26,016)	25,150
Collateralized transactions (excluding other secured financings), net	155,765	(64,450)
Trading assets	(94,533)	(18,694)
Trading liabilities	1,988	72,486
Loans held for sale, net	368	3,044
Other, net	(5,505)	(4,343)
Net cash provided by operating activities	41,305	25,860
Cash flows from investing activities
Purchase of property, leasehold improvements and equipment	(1,263)	(2,004)
Proceeds from sales of property, leasehold improvements and equipment	662	939
Net cash used for business acquisitions	(8)	(1,830)
Purchase of investments	(17,036)	(36,502)
Proceeds from sales and paydowns of investments	10,814	4,964
Loans (excluding loans held for sale), net	894	(21,076)
Net cash used for investing activities	(5,937)	(55,509)
Cash flows from financing activities
Unsecured short-term borrowings, net	884	8,436
Other secured financings (short-term), net	(119)	92
Proceeds from issuance of other secured financings (long-term)	1,177	867
Repayment of other secured financings (long-term), including the current portion	(1,632)	(1,931)
Proceeds from issuance of unsecured long-term borrowings	17,943	53,603
Repayment of unsecured long-term borrowings, including the current portion	(30,594)	(23,781)
Derivative contracts with a financing element, net	1,016	1,336
Deposits, net	10,974	32,806
Common stock repurchased	(3,296)	(1,000)
Settlement of share-based awards in satisfaction of withholding tax requirements	(1,339)	(1,568)
Dividends and dividend equivalents paid on common stock, preferred stock and share-based awards	(2,025)	(1,672)
Other financing, net	353	369
Net cash provided by/(used for) financing activities	(6,658)	67,557
Effect of exchange rate changes on cash and cash equivalents	396	(10,338)
Net increase in cash and cash equivalents	29,106	27,570
Cash and cash equivalents, beginning balance	241,825	261,036
Cash and cash equivalents, ending balance	$270,931	$288,606

Supplemental disclosures:
Cash payments for interest, net of capitalized interest	$27,577	$3,738
Cash payments for income taxes, net	$1,516	$1,600
See Notes 12 and 16 for information about non-cash activities.

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs June 2023 Form 10-Q	4

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
The firm manages and reports its activities in the following three business segments:
Global Banking & Markets
The firm provides a broad range of services to a diverse group of corporations, financial institutions, investment funds and governments. Services include strategic advisory assignments with respect to mergers and acquisitions, divestitures, corporate defense activities, restructurings and spin-offs, and equity and debt underwriting of public offerings and private placements. The firm facilitates client transactions and makes markets in fixed income, equity, currency and commodity products. In addition, the firm makes markets in and clears institutional client transactions on major stock, options and futures exchanges worldwide and provides prime financing, portfolio financing and other types of equity financing, including securities lending, margin lending, swaps and securities-based loans. The firm also provides lending to corporate clients, including through relationship lending and acquisition financing, and secured lending, through structured credit and asset-backed lending. In addition, the firm provides commodity financing to clients through structured transactions and also provides financing through securities purchased under agreements to resell (resale agreements). The firm also makes equity and debt investments related to Global Banking & Markets activities.

Asset & Wealth Management
The firm manages assets and offers investment products across all major asset classes to a diverse set of clients, both institutional and individuals, including through a network of third-party distributors around the world. The firm also provides investing and wealth advisory solutions, including financial planning and counseling, and executing brokerage transactions for wealth management clients. The firm issues loans to wealth management clients, accepts deposits through its consumer banking digital platform, Marcus by Goldman Sachs (Marcus), and through its private bank, and provides investing services through Marcus Invest to U.S. customers. The firm has also issued unsecured loans to consumers through Marcus. During the first half of 2023, the firm completed the sale of substantially all of this portfolio. The firm makes equity investments, which include investing activities related to public and private equity investments in corporate, real estate and infrastructure assets, as well as investments through consolidated investment entities, substantially all of which are engaged in real estate investment activities. The firm also invests in debt instruments and engages in lending activities to middle-market clients, and provides financing for real estate and other assets.
Platform Solutions
The firm issues credit cards through partnership arrangements and provides point-of-sale financing through GreenSky, Inc. (GreenSky) to consumers. In April 2023, the firm announced that it is initiating a process to explore the potential sale of GreenSky. The firm also accepts deposits from Apple Card customers. In addition, the firm provides transaction banking and other services, including cash management services, such as deposit-taking and payment solutions for corporate and institutional clients.

5	Goldman Sachs June 2023 Form 10-Q

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
All references to June 2023, March 2023 and June 2022 refer to the firm’s periods ended, or the dates, as the context requires, June 30, 2023, March 31, 2023 and June 30, 2022, respectively. All references to December 2022 refer to the date December 31, 2022. Any reference to a future year refers to a year ending on December 31 of that year. Certain reclassifications have been made to previously reported amounts to conform to the current presentation.

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

Fair Value Measurements	Note 4
Fair Value Hierarchy	Note 5
Trading Assets and Liabilities	Note 6
Derivatives and Hedging Activities	Note 7
Investments	Note 8
Loans	Note 9
Fair Value Option	Note 10
Collateralized Agreements and Financings	Note 11
Other Assets	Note 12
Deposits	Note 13
Unsecured Borrowings	Note 14
Other Liabilities	Note 15
Securitization Activities	Note 16
Variable Interest Entities	Note 17
Commitments, Contingencies and Guarantees	Note 18
Shareholders’ Equity	Note 19
Regulation and Capital Adequacy	Note 20
Earnings Per Common Share	Note 21
Transactions with Affiliated Funds	Note 22
Interest Income and Interest Expense	Note 23
Income Taxes	Note 24
Business Segments	Note 25
Credit Concentrations	Note 26
Legal Proceedings	Note 27

Goldman Sachs June 2023 Form 10-Q	6

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

7	Goldman Sachs June 2023 Form 10-Q

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
Revenues from contracts with clients represent approximately 45% of total non-interest revenues (including approximately 85% of investment banking revenues, approximately 95% of investment management revenues and all commissions and fees) for each of the three and six months ended June 2023 and June 2022. See Note 25 for information about net revenues by business segment.
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

Goldman Sachs June 2023 Form 10-Q	8

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
The firm is able to determine the future revenues associated with management fees calculated based on committed capital. As of June 2023, substantially all future net revenues associated with such remaining performance obligations will be recognized through 2031. Annual revenues associated with such performance obligations average less than $300 million through 2031.
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
Cash and Cash Equivalents
The firm defines cash equivalents as highly liquid overnight deposits held in the ordinary course of business. Cash and cash equivalents included cash and due from banks of $8.65 billion as of June 2023 and $7.87 billion as of December 2022. Cash and cash equivalents also included interest-bearing deposits with banks of $262.28 billion as of June 2023 and $233.96 billion as of December 2022.
The firm segregates cash for regulatory and other purposes related to client activity. Cash and cash equivalents segregated for regulatory and other purposes were $14.84 billion as of June 2023 and $16.94 billion as of December 2022. In addition, the firm segregates securities for regulatory and other purposes related to client activity. See Note 11 for further information about segregated securities.
Customer and Other Receivables
Customer and other receivables included receivables from customers and counterparties of $78.30 billion as of June 2023 and $67.88 billion as of December 2022, and receivables from brokers, dealers and clearing organizations of $78.98 billion as of June 2023 and $67.57 billion as of December 2022. Such receivables primarily consist of collateral posted in connection with certain derivative transactions, customer margin loans and receivables resulting from unsettled transactions.
Substantially all of these receivables are accounted for at amortized cost net of any allowance for credit losses, which generally approximates fair value. As these receivables are not accounted for at fair value, they are not included in the firm’s fair value hierarchy in Notes 4 and 5. Had these receivables been included in the firm’s fair value hierarchy, substantially all would have been classified in level 2 as of both June 2023 and December 2022. See Note 10 for further information about customer and other receivables accounted for at fair value under the fair value option. Interest on customer and other receivables is recognized over the life of the transaction and included in interest income.
Customer and other receivables includes receivables from contracts with clients and contract assets. Contract assets represent the firm’s right to receive consideration for services provided in connection with its contracts with clients for which collection is conditional and not merely subject to the passage of time. The firm’s receivables from contracts with clients were $3.43 billion as of June 2023 and $3.01 billion as of December 2022. As of both June 2023 and December 2022, contract assets were not material.

9	Goldman Sachs June 2023 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Customer and Other Payables
Customer and other payables included payables to customers and counterparties of $240.68 billion as of June 2023 and $238.12 billion as of December 2022, and payables to brokers, dealers and clearing organizations of $17.16 billion as of June 2023 and $23.93 billion as of December 2022. Such payables primarily consist of customer credit balances related to the firm’s prime brokerage activities. Customer and other payables are accounted for at cost plus accrued interest, which generally approximates fair value. As these payables are not accounted for at fair value, they are not included in the firm’s fair value hierarchy in Notes 4 and 5. Had these payables been included in the firm’s fair value hierarchy, substantially all would have been classified in level 2 as of both June 2023 and December 2022. Interest on customer and other payables is recognized over the life of the transaction and included in interest expense.
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

Goldman Sachs June 2023 Form 10-Q	10

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

11	Goldman Sachs June 2023 Form 10-Q

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

The table below presents financial assets and liabilities carried at fair value.

	As of
	June	March	December
$ in millions	2023	2023	2022
Total level 1 financial assets	$270,334	$287,682	$194,698
Total level 2 financial assets	478,619	473,062	485,134
Total level 3 financial assets	25,945	25,797	26,048
Investments in funds at NAV	3,063	3,020	2,941
Counterparty and cash collateral netting	(55,685)	(54,394)	(57,855)
Total financial assets at fair value	$722,276	$735,167	$650,966

Total assets	$1,571,386	$1,538,349	$1,441,799

Total level 3 financial assets divided by:
Total assets	1.7%	1.7%	1.8%
Total financial assets at fair value	3.6%	3.5%	4.0%
Total level 1 financial liabilities	$125,540	$123,781	$119,578
Total level 2 financial liabilities	469,090	443,461	353,060
Total level 3 financial liabilities	26,159	23,825	22,830
Counterparty and cash collateral netting	(43,276)	(39,646)	(47,884)
Total financial liabilities at fair value	$577,513	$551,421	$447,584

Total liabilities	$1,454,893	$1,420,840	$1,324,610

Total level 3 financial liabilities divided by:
Total liabilities	1.8%	1.7%	1.7%
Total financial liabilities at fair value	4.5%	4.3%	5.1%
In the table above:
•Counterparty netting among positions classified in the same level is included in that level.
•Counterparty and cash collateral netting represents the impact on derivatives of netting across levels.
The table below presents a summary of level 3 financial assets.

	As of
	June	March	December
$ in millions	2023	2023	2022
Trading assets:
Trading cash instruments	$1,664	$1,558	$1,734
Derivatives	4,776	5,115	5,461
Investments	18,128	17,233	16,942
Loans	1,251	1,787	1,837
Other assets	126	104	74
Total	$25,945	$25,797	$26,048
Level 3 financial assets as of June 2023 were essentially unchanged compared with both March 2023 and December 2022. See Note 5 for further information about level 3 financial assets (including information about unrealized gains and losses related to level 3 financial assets and transfers in and out of level 3).
The valuation techniques and nature of significant inputs used to determine the fair value of the firm’s financial instruments are described below. See Note 5 for further information about significant unobservable inputs used to value level 3 financial instruments.

Goldman Sachs June 2023 Form 10-Q	12

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
•Duration, driven by underlying loan prepayment speeds and residential property liquidation timelines.

13	Goldman Sachs June 2023 Form 10-Q

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

Goldman Sachs June 2023 Form 10-Q	14

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

15	Goldman Sachs June 2023 Form 10-Q

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

Goldman Sachs June 2023 Form 10-Q	16

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Note 5.
Fair Value Hierarchy
Financial assets and liabilities at fair value includes trading cash instruments, derivatives, and certain investments, loans and other financial assets and liabilities at fair value.
Trading Cash Instruments
Fair Value by Level. The table below presents trading cash instruments by level within the fair value hierarchy.

$ in millions	Level 1	Level 2	Level 3	Total
As of June 2023
Assets
Government and agency obligations:
U.S.	$61,624	$51,782	$–	$113,406
Non-U.S.	56,100	22,910	48	79,058
Loans and securities backed by:
Commercial real estate	–	1,482	140	1,622
Residential real estate	–	8,096	81	8,177
Corporate debt instruments	365	34,325	1,145	35,835
State and municipal obligations	–	399	22	421
Other debt obligations	190	3,663	125	3,978
Equity securities	101,028	1,775	100	102,903
Commodities	–	4,557	3	4,560
Total	$219,307	$128,989	$1,664	$349,960

Liabilities
Government and agency obligations:
U.S.	$(34,464)	$(166)	$–	$(34,630)
Non-U.S.	(43,727)	(3,140)	–	(46,867)
Loans and securities backed by:
Commercial real estate	–	(25)	(1)	(26)
Residential real estate	–	(8)	–	(8)
Corporate debt instruments	(57)	(14,346)	(82)	(14,485)
Other debt obligations	–	(10)	–	(10)
Equity securities	(47,274)	(14)	(12)	(47,300)
Commodities	–	(65)	–	(65)
Total	$(125,522)	$(17,774)	$(95)	$(143,391)

As of December 2022
Assets
Government and agency obligations:
U.S.	$75,598	$31,783	$–	$107,381
Non-U.S.	22,794	15,238	67	38,099
Loans and securities backed by:
Commercial real estate	–	1,135	66	1,201
Residential real estate	–	9,706	88	9,794
Corporate debt instruments	249	27,555	1,238	29,042
State and municipal obligations	–	707	20	727
Other debt obligations	27	2,349	153	2,529
Equity securities	44,909	2,141	100	47,150
Commodities	–	5,907	2	5,909
Total	$143,577	$96,521	$1,734	$241,832

Liabilities
Government and agency obligations:
U.S.	$(23,339)	$(36)	$–	$(23,375)
Non-U.S.	(28,537)	(2,172)	–	(30,709)
Loans and securities backed by:
Commercial real estate	–	(30)	–	(30)
Residential real estate	–	(16)	–	(16)
Corporate debt instruments	(64)	(14,217)	(61)	(14,342)
Other debt obligations	–	(35)	(2)	(37)
Equity securities	(67,591)	(488)	(1)	(68,080)
Total	$(119,531)	$(16,994)	$(64)	$(136,589)

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

	As of June 2023		As of December 2022
$ in millions	Amount or Range	Weighted Average	Amount or Range	Weighted Average
Loans and securities backed by real estate
Level 3 assets	$221		$154
Yield	4.1% to 58.0%	16.0%	3.0% to 36.0%	14.2%
Recovery rate	43.0% to 89.7%	68.0%	35.8% to 76.1%	54.7%
Cumulative loss rate	N/A	N/A	3.7% to 29.9%	10.4%
Duration (years)	0.6 to 12.4	3.3	0.9 to 12.3	4.6
Corporate debt instruments
Level 3 assets	$1,145		$1,238
Yield	3.2% to 37.5%	10.7%	1.1% to 34.3%	6.9%
Recovery rate	7.3% to 78.0%	48.3%	11.5% to 77.0%	48.0%
Duration (years)	1.2 to 18.5	4.0	0.3 to 20.3	4.5
Other
Level 3 assets	$298		$342
Yield	3.8% to 42.1%	10.6%	2.8% to 47.8%	10.0%
Multiples	3.6x to 4.9x	4.7x	3.3x to 4.5x	4.3x
Duration (years)	0.9 to 9.9	3.9	1.2 to 14.4	6.1

17	Goldman Sachs June 2023 Form 10-Q

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
•Increases in yield, duration or cumulative loss rate used in the valuation of level 3 trading cash instruments would have resulted in a lower fair value measurement, while increases in recovery rate or multiples would have resulted in a higher fair value measurement as of both June 2023 and December 2022. Due to the distinctive nature of each level 3 trading cash instrument, the interrelationship of inputs is not necessarily uniform within each product type.
•Trading cash instruments are valued using discounted cash flows.
•Cumulative loss rate was not significant to the valuation of level 3 loans and securities backed by real estate as of June 2023.

Level 3 Rollforward. The table below presents a summary of the changes in fair value for level 3 trading cash instruments.

	Three Months Ended June		Six Months Ended June
$ in millions	2023	2022	2023	2022
Assets
Beginning balance	$1,558	$1,921	$1,734	$1,889
Net realized gains/(losses)	91	27	106	44
Net unrealized gains/(losses)	(15)	(76)	(5)	(1,422)
Purchases	262	374	446	1,225
Sales	(217)	(270)	(378)	(554)
Settlements	(88)	(124)	(243)	(262)
Transfers into level 3	343	434	288	1,400
Transfers out of level 3	(270)	(206)	(284)	(240)
Ending balance	$1,664	$2,080	$1,664	$2,080

Liabilities
Beginning balance	$(45)	$(92)	$(64)	$(104)
Net realized gains/(losses)	(1)	(13)	—	(12)
Net unrealized gains/(losses)	(2)	(24)	(19)	(39)
Purchases	28	72	63	152
Sales	(68)	(88)	(81)	(138)
Settlements	1	2	11	3
Transfers into level 3	(20)	(50)	(14)	(56)
Transfers out of level 3	12	11	9	12
Ending balance	$(95)	$(182)	$(95)	$(182)
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

Goldman Sachs June 2023 Form 10-Q	18

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
The table below presents information, by product type, for assets included in the summary table above.

	Three Months Ended June		Six Months Ended June
$ in millions	2023	2022	2023	2022
Loans and securities backed by real estate
Beginning balance	$178	$154	$154	$289
Net realized gains/(losses)	2	3	6	7
Net unrealized gains/(losses)	(4)	(5)	(3)	(6)
Purchases	6	8	82	53
Sales	(22)	(19)	(32)	(105)
Settlements	(6)	(12)	(17)	(21)
Transfers into level 3	119	77	63	26
Transfers out of level 3	(52)	(22)	(32)	(59)
Ending balance	$221	$184	$221	$184

Corporate debt instruments
Beginning balance	$1,010	$1,435	$1,238	$1,318
Net realized gains/(losses)	10	24	17	49
Net unrealized gains/(losses)	(15)	(90)	(9)	(72)
Purchases	216	197	293	382
Sales	(78)	(105)	(205)	(316)
Settlements	(43)	(106)	(172)	(221)
Transfers into level 3	195	249	190	453
Transfers out of level 3	(150)	(164)	(207)	(153)
Ending balance	$1,145	$1,440	$1,145	$1,440

Other
Beginning balance	$370	$332	$342	$282
Net realized gains/(losses)	79	–	83	(12)
Net unrealized gains/(losses)	4	19	7	(1,344)
Purchases	40	169	71	790
Sales	(117)	(146)	(141)	(133)
Settlements	(39)	(6)	(54)	(20)
Transfers into level 3	29	108	35	921
Transfers out of level 3	(68)	(20)	(45)	(28)
Ending balance	$298	$456	$298	$456
In the table above, other includes government and agency obligations, state and municipal obligations, other debt obligations, equity securities and commodities.
Level 3 Rollforward Commentary for the Three Months Ended June 2023. The net realized and unrealized gains on level 3 trading cash instrument assets of $76 million (reflecting $91 million of net realized gains and $15 million of net unrealized losses) for the three months ended June 2023 included gains of $56 million reported in market making and $20 million reported in interest income.
The drivers of net unrealized losses on level 3 trading cash instrument assets for the three months ended June 2023 were not material.
Transfers into level 3 trading cash instrument assets during the three months ended June 2023 primarily reflected transfers of certain corporate debt instruments and certain loans and securities backed by real estate from level 2 (in each case, principally due to reduced price transparency as a result of a lack of market evidence, including fewer market transactions in these instruments).

Transfers out of level 3 trading cash instrument assets during the three months ended June 2023 primarily reflected transfers of certain corporate debt instruments to level 2 (principally due to increased price transparency as a result of market evidence, including market transactions in these instruments).
Level 3 Rollforward Commentary for the Six Months Ended June 2023. The net realized and unrealized gains on level 3 trading cash instrument assets of $101 million (reflecting $106 million of net realized gains and $5 million of net unrealized losses) for the six months ended June 2023 included gains of $67 million reported in market making and $34 million reported in interest income.
The drivers of net unrealized losses on level 3 trading cash instrument assets for the six months ended June 2023 were not material.
Transfers into level 3 trading cash instrument assets during the six months ended June 2023 primarily reflected transfers of certain corporate debt instruments from level 2 (principally due to reduced price transparency as a result of a lack of market evidence, including fewer market transactions in these instruments).
Transfers out of level 3 trading cash instrument assets during the six months ended June 2023 primarily reflected transfers of certain corporate debt instruments to level 2 (principally due to increased price transparency as a result of market evidence, including market transactions in these instruments).
Level 3 Rollforward Commentary for the Three Months Ended June 2022. The net realized and unrealized losses on level 3 trading cash instrument assets of $49 million (reflecting $27 million of net realized gains and $76 million of net unrealized losses) for the three months ended June 2022 included gains/(losses) of $(74) million reported in market making and $25 million reported in interest income.
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

19	Goldman Sachs June 2023 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Level 3 Rollforward Commentary for the Six Months Ended June 2022. The net realized and unrealized losses on level 3 trading cash instrument assets of $1.38 billion (reflecting $44 million of net realized gains and $1.42 billion of net unrealized losses) for the six months ended June 2022 included gains/(losses) of $(1.42) billion reported in market making and $46 million reported in interest income.
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

Derivatives
Fair Value by Level. The table below presents derivatives on a gross basis by level and product type, as well as the impact of netting.

$ in millions	Level 1	Level 2	Level 3	Total
As of June 2023
Assets
Interest rates	$8	$257,924	$478	$258,410
Credit	–	11,464	2,948	14,412
Currencies	–	96,866	275	97,141
Commodities	–	21,204	1,366	22,570
Equities	5	54,181	649	54,835
Gross fair value	13	441,639	5,716	447,368
Counterparty netting in levels	–	(340,374)	(940)	(341,314)
Subtotal	$13	$101,265	$4,776	$106,054
Cross-level counterparty netting				(1,120)
Cash collateral netting				(54,565)
Net fair value				$50,369

Liabilities
Interest rates	$(9)	$(235,807)	$(1,067)	$(236,883)
Credit	–	(10,852)	(1,237)	(12,089)
Currencies	–	(98,519)	(146)	(98,665)
Commodities	–	(20,970)	(700)	(21,670)
Equities	(9)	(64,254)	(1,957)	(66,220)
Gross fair value	(18)	(430,402)	(5,107)	(435,527)
Counterparty netting in levels	–	340,374	940	341,314
Subtotal	$(18)	$(90,028)	$(4,167)	$(94,213)
Cross-level counterparty netting				1,120
Cash collateral netting				42,156
Net fair value				$(50,937)

As of December 2022
Assets
Interest rates	$69	$269,590	$700	$270,359
Credit	–	9,690	2,577	12,267
Currencies	–	103,450	494	103,944
Commodities	–	38,331	1,609	39,940
Equities	113	49,481	967	50,561
Gross fair value	182	470,542	6,347	477,071
Counterparty netting in levels	–	(358,917)	(886)	(359,803)
Subtotal	$182	$111,625	$5,461	$117,268
Cross-level counterparty netting				(1,079)
Cash collateral netting				(56,776)
Net fair value				$59,413

Liabilities
Interest rates	$(32)	$(247,871)	$(1,159)	$(249,062)
Credit	–	(10,163)	(1,117)	(11,280)
Currencies	–	(111,840)	(332)	(112,172)
Commodities	–	(32,435)	(690)	(33,125)
Equities	(15)	(55,240)	(1,528)	(56,783)
Gross fair value	(47)	(457,549)	(4,826)	(462,422)
Counterparty netting in levels	–	358,917	886	359,803
Subtotal	$(47)	$(98,632)	$(3,940)	$(102,619)
Cross-level counterparty netting				1,079
Cash collateral netting				46,805
Net fair value				$(54,735)

Goldman Sachs June 2023 Form 10-Q	20

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

	As of June 2023		As of December 2022
$ in millions, except inputs	Amount or Range	Average/ Median	Amount or Range	Average/ Median
Interest rates, net	$(589)		$(459)
Correlation	(10)% to 81%	61%/78%	(10)% to 81%	61%/60%
Volatility (bps)	31 to 101	58/52	31 to 101	60/57
Credit, net	$1,711		$1,460
Credit spreads (bps)	8 to 1,864	166/111	5 to 935	149/116
Upfront credit points	(4) to 100	22/8	(1) to 100	29/18
Recovery rates	20% to 70%	42%/40%	20% to 50%	40%/40%
Currencies, net	$129		$162
Correlation	20% to 71%	40%/43%	20% to 71%	40%/23%
Volatility	16% to 16%	16%/16%	20% to 21%	20%/20%
Commodities, net	$666		$919
Volatility	31% to 92%	44%/40%	20% to 118%	50%/46%
Natural gas spread	$(1.63) to $1.00	$(0.22)/$(0.27)	$(3.21) to $5.85	$(0.20)/ $(0.27)
Oil spread	$(0.82) to $26.70	$17.63/$18.20	$12.68 to $48.92	$20.42/ $20.36
Electricity price	$2.70 to $635.17	$47.78/$34.21	$3.00 to $329.28	$47.19/ $39.69
Equities, net	$(1,308)		$(561)
Correlation	(70)% to 100%	68%/76%	(75)% to 100%	66%/75%
Volatility	3% to 131%	12%/7%	2% to 74%	13%/7%
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

21	Goldman Sachs June 2023 Form 10-Q

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
Level 3 Rollforward. The table below presents a summary of the changes in fair value for level 3 derivatives.

	Three Months Ended June		Six Months Ended June
$ in millions	2023	2022	2023	2022
Total level 3 derivatives, net
Beginning balance	$1,573	$915	$1,521	$440
Net realized gains/(losses)	(6)	97	156	329
Net unrealized gains/(losses)	(436)	2,084	(926)	3,225
Purchases	145	128	334	187
Sales	(460)	(704)	(779)	(1,345)
Settlements	(187)	791	(25)	583
Transfers into level 3	(379)	149	(83)	76
Transfers out of level 3	359	(286)	411	(321)
Ending balance	$609	$3,174	$609	$3,174
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

Goldman Sachs June 2023 Form 10-Q	22

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
The table below presents information, by product type, for derivatives included in the summary table above.

	Three Months Ended June		Six Months Ended June
$ in millions	2023	2022	2023	2022
Interest rates, net
Beginning balance	$(376)	$323	$(459)	$183
Net realized gains/(losses)	(10)	1	(25)	(41)
Net unrealized gains/(losses)	(418)	286	(264)	909
Purchases	6	44	15	64
Sales	(74)	(37)	(202)	(69)
Settlements	(39)	301	120	160
Transfers into level 3	66	21	(50)	4
Transfers out of level 3	256	96	276	(175)
Ending balance	$(589)	$1,035	$(589)	$1,035

Credit, net
Beginning balance	$1,523	$1,834	$1,460	$1,854
Net realized gains/(losses)	–	(41)	(26)	(28)
Net unrealized gains/(losses)	238	384	222	188
Purchases	46	5	94	20
Sales	(19)	(48)	(21)	(53)
Settlements	(114)	19	(185)	180
Transfers into level 3	(44)	36	30	27
Transfers out of level 3	81	(25)	137	(24)
Ending balance	$1,711	$2,164	$1,711	$2,164

Currencies, net
Beginning balance	$182	$(135)	$162	$(147)
Net realized gains/(losses)	28	39	53	46
Net unrealized gains/(losses)	(91)	(21)	(118)	11
Purchases	7	–	7	1
Sales	(9)	(6)	(10)	(8)
Settlements	23	5	20	13
Transfers into level 3	(1)	(121)	1	(129)
Transfers out of level 3	(10)	–	14	(26)
Ending balance	$129	$(239)	$129	$(239)

Commodities, net
Beginning balance	$888	$828	$919	$438
Net realized gains/(losses)	(61)	(26)	(2)	49
Net unrealized gains/(losses)	(95)	806	(319)	1,195
Purchases	8	13	9	27
Sales	(52)	(11)	(104)	(131)
Settlements	77	33	145	(44)
Transfers into level 3	(89)	218	26	174
Transfers out of level 3	(10)	(426)	(8)	(273)
Ending balance	$666	$1,435	$666	$1,435

Equities, net
Beginning balance	$(644)	$(1,935)	$(561)	$(1,888)
Net realized gains/(losses)	37	124	156	303
Net unrealized gains/(losses)	(70)	629	(447)	922
Purchases	78	66	209	75
Sales	(306)	(602)	(442)	(1,084)
Settlements	(134)	433	(125)	274
Transfers into level 3	(311)	(5)	(90)	–
Transfers out of level 3	42	69	(8)	177
Ending balance	$(1,308)	$(1,221)	$(1,308)	$(1,221)
Level 3 Rollforward Commentary for the Three Months Ended June 2023. The net realized and unrealized losses on level 3 derivatives of $442 million (reflecting $6 million of net realized losses and $436 million of net unrealized losses) for the three months ended June 2023 included losses of $432 million reported in market making and losses of $10 million reported in other principal transactions.
The net unrealized losses on level 3 derivatives for the three months ended June 2023 were primarily attributable to losses on certain interest rate derivatives and currency derivatives (in each case. primarily reflecting the impact of an increase in interest rates), and losses on certain commodity derivatives (primarily reflecting the impact of changes in commodity prices), partially offset by gains on certain credit derivatives (primarily reflecting the impact of changes in foreign exchange rates).
Transfers into level 3 derivatives during the three months ended June 2023 primarily reflected transfers of certain equity derivative liabilities from level 2 (principally due to certain unobservable inputs becoming significant to the valuation of these derivatives).
Transfers out of level 3 derivatives during the three months ended June 2023 primarily reflected transfers of certain interest rate derivative liabilities to level 2 (principally due to certain unobservable volatility inputs no longer being significant to the valuation of these derivatives).
Level 3 Rollforward Commentary for the Six Months Ended June 2023. The net realized and unrealized losses on level 3 derivatives of $770 million (reflecting $156 million of net realized gains and $926 million of net unrealized losses) for the six months ended June 2023 included losses of $754 million reported in market making and losses of $16 million reported in other principal transactions.
The net unrealized losses on level 3 derivatives for the six months ended June 2023 were attributable to losses on certain equity derivatives (primarily reflecting the impact of an increase in equity prices), losses on certain commodity derivatives (primarily reflecting the impact of changes in commodity prices), and losses on certain interest rate and currency derivatives (in each case, primarily reflecting the impact of an increase in interest rates), partially offset by gains on certain credit derivatives (primarily reflecting the impact of changes in foreign exchange rates).
The drivers of transfers into level 3 derivatives during the six months ended June 2023 were not material.
Transfers out of level 3 derivatives during the six months ended June 2023 primarily reflected transfers of certain interest rate derivative liabilities to level 2 (principally due to certain unobservable volatility inputs no longer being significant to the valuation of these derivatives) and transfers of certain credit derivative liabilities to level 2 (principally due to certain unobservable credit spread inputs no longer being significant to the net risk of certain portfolios).

23	Goldman Sachs June 2023 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Level 3 Rollforward Commentary for the Three Months Ended June 2022. The net realized and unrealized gains on level 3 derivatives of $2.18 billion (reflecting $97 million of net realized gains and $2.08 billion of net unrealized gains) for the three months ended June 2022 included gains of $2.18 billion reported in market making and gains of $1 million reported in other principal transactions.
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
Level 3 Rollforward Commentary for the Six Months Ended June 2022. The net realized and unrealized gains on level 3 derivatives of $3.55 billion (reflecting $329 million of net realized gains and $3.23 billion of net unrealized gains) for the six months ended June 2022 included gains of $3.55 billion reported in market making and gains of $8 million reported in other principal transactions.
The net unrealized gains on level 3 derivatives for the six months ended June 2022 were primarily attributable to gains on certain commodity derivatives (primarily reflecting the impact of an increase in commodity prices), gains on certain equity derivatives (primarily reflecting the impact of a decrease in equity prices), and gains on certain interest rate derivatives and credit derivatives (in each case, primarily reflecting the impact of an increase in interest rates).

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
Investments
Fair Value by Level. The table below presents investments accounted for at fair value by level within the fair value hierarchy.

$ in millions	Level 1	Level 2	Level 3	Total
As of June 2023
Government and agency obligations:
U.S.	$47,898	$–	$–	$47,898
Non-U.S.	2,206	148	–	2,354
Corporate debt securities	155	2,214	7,520	9,889
Securities backed by real estate	–	18	878	896
Money market instruments	24	811	–	835
Other debt obligations	–	53	246	299
Equity securities	731	2,306	9,484	12,521
Subtotal	$51,014	$5,550	$18,128	$74,692
Investments in funds at NAV				3,063
Total investments				$77,755
As of December 2022
Government and agency obligations:
U.S.	$47,055	$–	$–	$47,055
Non-U.S.	2,169	66	–	2,235
Corporate debt securities	145	2,950	7,003	10,098
Securities backed by real estate	–	176	827	1,003
Money market instruments	48	957	–	1,005
Other debt obligations	–	3	256	259
Equity securities	1,522	3,227	8,856	13,605
Subtotal	$50,939	$7,379	$16,942	$75,260
Investments in funds at NAV				2,941
Total investments				$78,201
See Note 4 for an overview of the firm’s fair value measurement policies, valuation techniques and significant inputs used to determine the fair value of investments.

Goldman Sachs June 2023 Form 10-Q	24

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Significant Unobservable Inputs. The table below presents the amount of level 3 investments, and ranges and weighted averages of significant unobservable inputs used to value such investments.

	As of June 2023		As of December 2022
$ in millions	Amount or Range	Weighted Average	Amount or Range	Weighted Average
Corporate debt securities
Level 3 assets	$7,520		$7,003
Yield	6.6% to 28.8%	12.4%	5.0% to 21.8%	11.6%
Recovery rate	8.6% to 58.9%	29.2%	10.0% to 70.0%	55.5%
Duration (years)	0.9 to 5.2	3.3	1.3 to 5.7	3.3
Multiples	1.0x to 70.1x	7.7x	1.8x to 83.4x	8.3x
Securities backed by real estate
Level 3 assets	$878		$827
Yield	8.0% to 20.3%	14.4%	8.0% to 20.3%	14.6%
Duration (years)	1.9 to 3.5	3.5	0.6 to 4.2	4.1
Other debt obligations
Level 3 assets	$246		$256
Yield	7.8% to 9.0%	8.4%	5.2% to 8.4%	7.4%
Equity securities
Level 3 assets	$9,484		$8,856
Multiples	0.5x to 34.8x	8.5x	0.5x to 34.3x	8.3x
Discount rate/yield	3.9% to 20.3%	12.8%	5.4% to 38.5%	14.6%
Capitalization rate	4.2% to 10.8%	5.3%	4.0% to 10.8%	5.4%
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
•Increases in yield, discount rate, capitalization rate or duration used in the valuation of level 3 investments would have resulted in a lower fair value measurement, while increases in recovery rate or multiples would have resulted in a higher fair value measurement as of both June 2023 and December 2022. Due to the distinctive nature of each level 3 investment, the interrelationship of inputs is not necessarily uniform within each product type.
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
Level 3 Rollforward. The table below presents a summary of the changes in fair value for level 3 investments.

	Three Months Ended June		Six Months Ended June
$ in millions	2023	2022	2023	2022
Beginning balance	$17,233	$14,168	$16,942	$13,902
Net realized gains/(losses)	124	144	225	309
Net unrealized gains/(losses)	(505)	(547)	(550)	(1,615)
Purchases	245	425	512	815
Sales	(164)	(296)	(479)	(417)
Settlements	(418)	(567)	(769)	(1,288)
Transfers into level 3	1,918	3,542	2,597	5,550
Transfers out of level 3	(305)	(760)	(350)	(1,147)
Ending balance	$18,128	$16,109	$18,128	$16,109
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
•For level 3 investments, increases are shown as positive amounts, while decreases are shown as negative amounts.

25	Goldman Sachs June 2023 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
The table below presents information, by product type, for investments included in the summary table above.

	Three Months Ended June		Six Months Ended June
$ in millions	2023	2022	2023	2022
Corporate debt securities
Beginning balance	$7,448	$4,645	$7,003	$4,527
Net realized gains/(losses)	105	74	208	161
Net unrealized gains/(losses)	(59)	(194)	2	(180)
Purchases	110	203	276	393
Sales	–	(62)	(119)	(28)
Settlements	(302)	(265)	(562)	(779)
Transfers into level 3	501	2,304	917	2,650
Transfers out of level 3	(283)	(129)	(205)	(168)
Ending balance	$7,520	$6,576	$7,520	$6,576

Securities backed by real estate
Beginning balance	$839	$1,060	$827	$1,078
Net realized gains/(losses)	2	10	10	20
Net unrealized gains/(losses)	(94)	(58)	(97)	(208)
Purchases	31	33	53	79
Sales	(55)	(2)	(57)	(9)
Settlements	(10)	(70)	(25)	(121)
Transfers into level 3	172	137	172	270
Transfers out of level 3	(7)	(43)	(5)	(42)
Ending balance	$878	$1,067	$878	$1,067

Other debt obligations
Beginning balance	$251	$322	$256	$382
Net realized gains/(losses)	1	3	2	5
Net unrealized gains/(losses)	(5)	(2)	(1)	(5)
Purchases	1	11	1	26
Sales	(1)	(10)	(3)	(16)
Settlements	(1)	(21)	(9)	(89)
Ending balance	$246	$303	$246	$303

Equity securities
Beginning balance	$8,695	$8,141	$8,856	$7,915
Net realized gains/(losses)	16	57	5	123
Net unrealized gains/(losses)	(347)	(293)	(454)	(1,222)
Purchases	103	178	182	317
Sales	(108)	(222)	(300)	(364)
Settlements	(105)	(211)	(173)	(299)
Transfers into level 3	1,245	1,101	1,508	2,630
Transfers out of level 3	(15)	(588)	(140)	(937)
Ending balance	$9,484	$8,163	$9,484	$8,163
Level 3 Rollforward Commentary for the Three Months Ended June 2023. The net realized and unrealized losses on level 3 investments of $381 million (reflecting $124 million of net realized gains and $505 million of net unrealized losses) for the three months ended June 2023 included gains/(losses) of $(541) million reported in other principal transactions and $160 million reported in interest income.
The net unrealized losses on level 3 investments for the three months ended June 2023 primarily reflected losses on certain equity securities (principally driven by commercial real estate equity investments).

Transfers into level 3 investments during the three months ended June 2023 primarily reflected transfers of certain equity securities from level 2 (principally due to reduced price transparency as a result of a lack of market evidence, including fewer market transactions in these instruments, and certain unobservable yield inputs becoming significant to the valuation of these instruments) and transfers of certain corporate debt securities from level 2 (principally due to certain unobservable yield and duration inputs becoming significant to the valuation of these instruments).
Transfers out of level 3 investments during the three months ended June 2023 primarily reflected transfers of certain corporate debt securities to level 2 (principally due to certain unobservable yield and duration inputs becoming less significant to the valuation of these instruments).
Level 3 Rollforward Commentary for the Six Months Ended June 2023. The net realized and unrealized losses on level 3 investments of $325 million (reflecting $225 million of net realized gains and $550 million of net unrealized losses) for the six months ended June 2023 included gains/(losses) of $(631) million reported in other principal transactions and $306 million reported in interest income.
The net unrealized losses on level 3 investments for the six months ended June 2023 primarily reflected losses on certain equity securities (principally driven by commercial real estate equity investments).
Transfers into level 3 investments during the six months ended June 2023 primarily reflected transfers of certain equity securities from level 2 (principally due to reduced price transparency as a result of a lack of market evidence, including fewer market transactions in these instruments, and certain unobservable yield inputs becoming significant to the valuation of these instruments) and transfers of certain corporate debt securities from level 2 (principally due to certain unobservable yield and duration inputs becoming significant to the valuation of these instruments).
Transfers out of level 3 investments during the six months ended June 2023 primarily reflected transfers of certain corporate debt securities (principally due to certain unobservable yield and duration inputs becoming less significant to the valuation of these instruments) and transfers of certain equity securities to level 2 (principally due to increased price transparency as a result of market evidence, including market transactions in these instruments).
Level 3 Rollforward Commentary for the Three Months Ended June 2022. The net realized and unrealized losses on level 3 investments of $403 million (reflecting $144 million of net realized gains and $547 million of net unrealized losses) for the three months ended June 2022 included gains/(losses) of $(512) million reported in other principal transactions and $109 million reported in interest income.

Goldman Sachs June 2023 Form 10-Q	26

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
Transfers out of level 3 investments during the three months ended June 2022 primarily reflected transfers of certain equity securities and corporate debt securities to level 2 (in each case, principally due to increased price transparency as a result of market evidence, including market transactions in these instruments).
Level 3 Rollforward Commentary for the Six Months Ended June 2022. The net realized and unrealized losses on level 3 investments of $1.31 billion (reflecting $309 million of net realized gains and $1.62 billion of net unrealized losses) for the six months ended June 2022 included gains/(losses) of $(1.53) billion reported in other principal transactions and $220 million reported in interest income.
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

$ in millions	Level 1	Level 2	Level 3	Total
As of June 2023
Loan Type
Corporate	$–	$432	$543	$975
Real estate:
Commercial	–	418	428	846
Residential	–	4,115	62	4,177
Other collateralized	–	660	140	800
Other	–	60	78	138
Total	$–	$5,685	$1,251	$6,936
As of December 2022
Loan Type
Corporate	$–	$359	$637	$996
Real estate:
Commercial	–	435	711	1,146
Residential	–	4,437	74	4,511
Other collateralized	–	576	140	716
Other	–	11	275	286
Total	$–	$5,818	$1,837	$7,655
The gains/(losses) as a result of changes in the fair value of loans held for investment for which the fair value option was elected were $(113) million for the three months ended June 2023, $(79) million for the three months ended June 2022, $(37) million for the six months ended June 2023 and $(195) million for the six months ended June 2022. These gains/(losses) were included in other principal transactions.
Significant Unobservable Inputs. The table below presents the amount of level 3 loans, and ranges and weighted averages of significant unobservable inputs used to value such loans.

	As of June 2023		As of December 2022
$ in millions	Amount or Range	Weighted Average	Amount or Range	Weighted Average
Corporate
Level 3 assets	$543		$637
Yield	3.5% to 17.7%	8.5%	4.1% to 26.9%	9.6%
Recovery rate	2.0% to 95.0%	62.7%	23.1% to 95.0%	66.0%
Duration (years)	0.1 to 4.4	2.3	1.6 to 3.3	2.6
Real estate
Level 3 assets	$490		$785
Yield	3.0% to 20.0%	17.5%	3.0% to 27.0%	16.1%
Recovery rate	3.9% to 63.2%	54.4%	3.6% to 66.2%	54.4%
Duration (years)	0.3 to 6.6	1.3	0.6 to 6.7	2.5
Other collateralized
Level 3 assets	$140		$140
Yield	6.0% to 19.3%	9.1%	5.8% to 12.7%	7.7%
Duration (years)	2.0 to 2.4	2.2	2.5 to 2.9	2.7
Other
Level 3 assets	$78		$275
Yield	9.2% to 16.2%	12.2%	9.4% to 10.0%	9.9%
Duration (years)	0.2 to 5.2	2.3	N/A	N/A

27	Goldman Sachs June 2023 Form 10-Q

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
•Increases in yield or duration used in the valuation of level 3 loans would have resulted in a lower fair value measurement, while increases in recovery rate would have resulted in a higher fair value measurement as of both June 2023 and December 2022. Due to the distinctive nature of each level 3 loan, the interrelationship of inputs is not necessarily uniform within each product type.
•Loans are valued using discounted cash flows.
•The significant unobservable inputs for duration related to other loans as of December 2022 did not have a range (and there was no weighted average) as it related to a purchased portfolio of revolving loans with a single duration.
Level 3 Rollforward. The table below presents a summary of the changes in fair value for level 3 loans.

	Three Months Ended June		Six Months Ended June
$ in millions	2023	2022	2023	2022
Beginning balance	$1,787	$2,491	$1,837	$2,354
Net realized gains/(losses)	14	27	31	76
Net unrealized gains/(losses)	(76)	(67)	(79)	(119)
Purchases	44	131	78	241
Sales	(310)	(42)	(305)	(41)
Settlements	(69)	(141)	(160)	(314)
Transfers into level 3	–	89	–	211
Transfers out of level 3	(139)	(141)	(151)	(61)
Ending balance	$1,251	$2,347	$1,251	$2,347
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
The table below presents information, by loan type, for loans included in the summary table above.

	Three Months Ended June		Six Months Ended June
$ in millions	2023	2022	2023	2022
Corporate
Beginning balance	$646	$782	$637	$672
Net realized gains/(losses)	8	12	16	14
Net unrealized gains/(losses)	(59)	(18)	(61)	(13)
Purchases	11	124	43	148
Sales	(41)	(40)	(46)	(38)
Settlements	(22)	(32)	(45)	(68)
Transfers into level 3	–	–	–	23
Transfers out of level 3	–	(90)	(1)	–
Ending balance	$543	$738	$543	$738

Real estate
Beginning balance	$722	$1,134	$785	$1,188
Net realized gains/(losses)	5	7	9	43
Net unrealized gains/(losses)	(21)	(42)	(23)	(93)
Purchases	–	5	1	76
Sales	(40)	–	(40)	(1)
Settlements	(37)	(64)	(92)	(188)
Transfers into level 3	–	–	–	23
Transfers out of level 3	(139)	(33)	(150)	(41)
Ending balance	$490	$1,007	$490	$1,007

Other collateralized
Beginning balance	$141	$237	$140	$229
Net realized gains/(losses)	–	–	–	1
Net unrealized gains/(losses)	–	–	1	1
Purchases	–	2	–	2
Sales	–	(2)	–	(2)
Settlements	(1)	(23)	(1)	(26)
Transfers into level 3	–	89	–	99
Transfers out of level 3	–	(18)	–	(19)
Ending balance	$140	$285	$140	$285

Other
Beginning balance	$278	$338	$275	$265
Net realized gains/(losses)	1	8	6	18
Net unrealized gains/(losses)	4	(7)	4	(14)
Purchases	33	–	34	15
Sales	(229)	–	(219)	–
Settlements	(9)	(22)	(22)	(32)
Transfers into level 3	–	–	–	66
Transfers out of level 3	–	–	–	(1)
Ending balance	$78	$317	$78	$317
Level 3 Rollforward Commentary for the Three Months Ended June 2023. The net realized and unrealized losses on level 3 loans of $62 million (reflecting $14 million of net realized gains and $76 million of net unrealized losses) for the three months ended June 2023 included gains/(losses) of $(71) million reported in other principal transactions and $9 million reported in interest income.
The drivers of net unrealized losses on level 3 loans for the three months ended June 2023 were not material.
There were no transfers into level 3 loans during the three months ended June 2023.
Transfers out of level 3 loans during the three months ended June 2023 reflected transfers of certain loans backed by real estate to level 2 (principally due to increased price transparency as a result of market evidence, including market transactions in these instruments).

Goldman Sachs June 2023 Form 10-Q	28

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Level 3 Rollforward Commentary for the Six Months Ended June 2023. The net realized and unrealized losses on level 3 loans of $48 million (reflecting $31 million of net realized gains and $79 million of net unrealized losses) for the six months ended June 2023 included gains/(losses) of $(64) million reported in other principal transactions and $16 million reported in interest income.
The drivers of net unrealized losses on level 3 loans for the six months ended June 2023 were not material.
There were no transfers into level 3 loans during the six months ended June 2023.
Transfers out of level 3 loans during the six months ended June 2023 primarily reflected transfers of certain loans backed by real estate to level 2 (principally due to increased price transparency as a result of market evidence, including market transactions in these instruments).
Level 3 Rollforward Commentary for the Three Months Ended June 2022. The net realized and unrealized losses on level 3 loans of $40 million (reflecting $27 million of net realized gains and $67 million of net unrealized losses) for the three months ended June 2022 included gains/(losses) of $(50) million reported in other principal transactions and $10 million reported in interest income.
The drivers of net unrealized losses on level 3 loans for the three months ended June 2022 were not material.
The drivers of both transfers into and transfers out of level 3 loans during the three months ended June 2022 were not material.
Level 3 Rollforward Commentary for the Six Months Ended June 2022. The net realized and unrealized losses on level 3 loans of $43 million (reflecting $76 million of net realized gains and $119 million of net unrealized losses) for the six months ended June 2022 included gains/(losses) of $(59) million reported in other principal transactions and $16 million reported in interest income.
The drivers of net unrealized losses on level 3 loans for the six months ended June 2022 were not material.

The drivers of both transfers into and transfers out of level 3 loans during the six months ended June 2022 were not material.
Other Financial Assets and Liabilities
Fair Value by Level. The table below presents, by level within the fair value hierarchy, other financial assets and liabilities at fair value, substantially all of which are accounted for at fair value under the fair value option.

$ in millions	Level 1	Level 2	Level 3	Total
As of June 2023
Assets
Resale agreements	$–	$199,607	$–	$199,607
Securities borrowed	–	37,398	–	37,398
Customer and other receivables	–	23	–	23
Other assets	–	102	126	228
Total	$–	$237,130	$126	$237,256

Liabilities
Deposits	$–	$(14,818)	$(2,889)	$(17,707)
Repurchase agreements	–	(222,983)	–	(222,983)
Securities loaned	–	(8,351)	–	(8,351)
Other secured financings	–	(9,578)	(2,817)	(12,395)
Unsecured borrowings:
Short-term	–	(42,000)	(4,822)	(46,822)
Long-term	–	(63,016)	(11,296)	(74,312)
Other liabilities	–	(542)	(73)	(615)
Total	$–	$(361,288)	$(21,897)	$(383,185)

As of December 2022
Assets
Resale agreements	$–	$225,117	$–	$225,117
Securities borrowed	–	38,578	–	38,578
Customer and other receivables	–	25	–	25
Other assets	–	71	74	145
Total	$–	$263,791	$74	$263,865

Liabilities
Deposits	$–	$(13,003)	$(2,743)	$(15,746)
Repurchase agreements	–	(110,349)	–	(110,349)
Securities loaned	–	(4,372)	–	(4,372)
Other secured financings	–	(10,914)	(1,842)	(12,756)
Unsecured borrowings:
Short-term	–	(35,641)	(4,090)	(39,731)
Long-term	–	(63,081)	(10,066)	(73,147)
Other liabilities	–	(74)	(85)	(159)
Total	$–	$(237,434)	$(18,826)	$(256,260)
In the table above, assets are shown as positive amounts and liabilities are shown as negative amounts.
See Note 4 for an overview of the firm’s fair value measurement policies, valuation techniques and significant inputs used to determine the fair value of other financial assets and liabilities.

29	Goldman Sachs June 2023 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Significant Unobservable Inputs. See below for information about the significant unobservable inputs used to value level 3 other financial liabilities at fair value as of both June 2023 and December 2022.
Other Secured Financings. The ranges and weighted averages of significant unobservable inputs used to value level 3 other secured financings are presented below. These ranges and weighted averages exclude unobservable inputs that are only relevant to a single instrument, and therefore are not meaningful.
As of June 2023:
•Yield: 6.4% to 11.4% (weighted average: 8.3%)
•Duration: 0.1 to 6.0 years (weighted average: 1.0 years)
As of December 2022:
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

	Three Months Ended June		Six Months Ended June
$ in millions	2023	2022	2023	2022
Assets
Beginning balance	$104	$–	$74	$–
Net unrealized gains/(losses)	22	–	52	–
Ending balance	$126	$–	$126	$–

Liabilities
Beginning balance	$(20,238)	$(23,628)	$(18,826)	$(23,567)
Net realized gains/(losses)	(97)	(149)	(170)	(282)
Net unrealized gains/(losses)	(133)	2,911	(893)	4,778
Issuances	(2,379)	(3,651)	(4,356)	(7,576)
Settlements	2,764	4,205	4,602	7,402
Transfers into level 3	(2,639)	(885)	(3,251)	(2,037)
Transfers out of level 3	825	2,083	997	2,168
Ending balance	$(21,897)	$(19,114)	$(21,897)	$(19,114)
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

Goldman Sachs June 2023 Form 10-Q	30

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
The table below presents information, by the consolidated balance sheet line items, for liabilities included in the summary table above.

	Three Months Ended June		Six Months Ended June
$ in millions	2023	2022	2023	2022
Deposits
Beginning balance	$(2,637)	$(3,244)	$(2,743)	$(3,613)
Net realized gains/(losses)	–	(3)	1	(7)
Net unrealized gains/(losses)	(57)	209	(68)	346
Issuances	(104)	(219)	(221)	(399)
Settlements	155	391	376	777
Transfers into level 3	(251)	(13)	(252)	(17)
Transfers out of level 3	5	90	18	124
Ending balance	$(2,889)	$(2,789)	$(2,889)	$(2,789)

Other secured financings
Beginning balance	$(1,836)	$(2,589)	$(1,842)	$(2,566)
Net realized gains/(losses)	(4)	(2)	(7)	(5)
Net unrealized gains/(losses)	(18)	80	(39)	91
Issuances	(236)	(22)	(558)	(61)
Settlements	459	405	613	572
Transfers into level 3	(1,617)	–	(1,509)	(110)
Transfers out of level 3	435	716	525	667
Ending balance	$(2,817)	$(1,412)	$(2,817)	$(1,412)

Unsecured short-term borrowings
Beginning balance	$(4,514)	$(7,028)	$(4,090)	$(7,829)
Net realized gains/(losses)	(46)	(63)	(87)	(100)
Net unrealized gains/(losses)	(147)	859	(423)	1,230
Issuances	(1,254)	(1,538)	(2,255)	(3,514)
Settlements	1,301	2,571	2,091	4,752
Transfers into level 3	(338)	(420)	(186)	(479)
Transfers out of level 3	176	410	128	731
Ending balance	$(4,822)	$(5,209)	$(4,822)	$(5,209)

Unsecured long-term borrowings
Beginning balance	$(11,160)	$(10,670)	$(10,066)	$(9,413)
Net realized gains/(losses)	(47)	(81)	(77)	(170)
Net unrealized gains/(losses)	71	1,751	(375)	3,065
Issuances	(785)	(1,872)	(1,322)	(3,602)
Settlements	849	831	1,522	1,279
Transfers into level 3	(433)	(452)	(1,304)	(1,431)
Transfers out of level 3	209	867	326	646
Ending balance	$(11,296)	$(9,626)	$(11,296)	$(9,626)

Other liabilities
Beginning balance	$(91)	$(97)	$(85)	$(146)
Net unrealized gains/(losses)	18	12	12	46
Settlements	–	7	–	22
Ending balance	$(73)	$(78)	$(73)	$(78)
Level 3 Rollforward Commentary for the Three Months Ended June 2023. The net realized and unrealized losses on level 3 other financial liabilities of $230 million (reflecting $97 million of net realized losses and $133 million of net unrealized losses) for the three months ended June 2023 included losses of $32 million reported in market making, $6 million reported in other principal transactions and $6 million reported in interest expense in the consolidated statements of earnings, and $186 million reported in debt valuation adjustment in the consolidated statements of comprehensive income.

The net unrealized losses on level 3 other financial liabilities for the three months ended June 2023 primarily reflected losses on certain hybrid financial instruments included in unsecured short-term borrowings (principally due to an increase in global equity prices).
Transfers into level 3 other financial liabilities during the three months ended June 2023 reflected transfers of certain other secured financings from level 2 (principally due to reduced price transparency of certain yield and duration inputs used to value these instruments) and transfers of certain hybrid financial instruments included in unsecured long- and short-term borrowings and deposits from level 2 (in each case, principally due to reduced price transparency of certain volatility inputs used to value these instruments).
Transfers out of level 3 other financial liabilities during the three months ended June 2023 primarily reflected transfers of certain other secured financings to level 2 (principally due to increased price transparency of certain yield and duration inputs used to value these instruments) and transfers of certain hybrid financial instruments included in unsecured long- and short-term borrowings to level 2 (principally due to increased price transparency of certain volatility inputs used to value these instruments).
Level 3 Rollforward Commentary for the Six Months Ended June 2023. The net realized and unrealized losses on level 3 other financial liabilities of $1.06 billion (reflecting $170 million of net realized losses and $893 million of net unrealized losses) for the six months ended June 2023 included losses of $904 million reported in market making, $13 million reported in other principal transactions and $9 million reported in interest expense in the consolidated statements of earnings, and $137 million reported in debt valuation adjustment in the consolidated statements of comprehensive income.
The net unrealized losses on level 3 other financial liabilities for the six months ended June 2023 primarily reflected losses on certain hybrid financial instruments included in unsecured short- and long-term borrowings (principally due to an increase in global equity prices).
Transfers into level 3 other financial liabilities during the six months ended June 2023 reflected transfers of certain other secured financings from level 2 (principally due to reduced price transparency of certain yield and duration inputs used to value these instruments) and transfers of certain hybrid financial instruments included in unsecured long- and short-term borrowings and deposits from level 2 (in each case, principally due to reduced price transparency of certain volatility inputs used to value these instruments).

31	Goldman Sachs June 2023 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Transfers out of level 3 other financial liabilities during the six months ended June 2023 primarily reflected transfers of certain other secured financings to level 2 (principally due to increased price transparency of certain yield and duration inputs used to value these instruments) and transfers of certain hybrid financial instruments included in unsecured long- and short-term borrowings to level 2 (principally due to increased price transparency of certain volatility inputs used to value these instruments).
Level 3 Rollforward Commentary for the Three Months Ended June 2022. The net realized and unrealized gains on level 3 other financial liabilities of $2.76 billion (reflecting $149 million of net realized losses and $2.91 billion of net unrealized gains) for the three months ended June 2022 included gains/(losses) of $2.34 billion reported in market making, $57 million reported in other principal transactions and $(4) million reported in interest expense in the consolidated statements of earnings, and $372 million reported in debt valuation adjustment in the consolidated statements of comprehensive income.
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
Level 3 Rollforward Commentary for the Six Months Ended June 2022. The net realized and unrealized gains on level 3 other financial liabilities of $4.50 billion (reflecting $282 million of net realized losses and $4.78 billion of net unrealized gains) for the six months ended June 2022 included gains/(losses) of $3.79 billion reported in market making, $85 million reported in other principal transactions and $(7) million reported in interest expense in the consolidated statements of earnings, and $626 million reported in debt valuation adjustment in the consolidated statements of comprehensive income.
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
The table below presents a summary of trading assets and liabilities.

	Trading	Trading
$ in millions	Assets	Liabilities
As of June 2023
Trading cash instruments	$349,960	$143,391
Derivatives	50,369	50,937
Total	$400,329	$194,328
As of December 2022
Trading cash instruments	$241,832	$136,589
Derivatives	59,413	54,735
Total	$301,245	$191,324
See Note 5 for further information about trading cash instruments and Note 7 for further information about derivatives.

Goldman Sachs June 2023 Form 10-Q	32

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Gains and Losses from Market Making
The table below presents market making revenues by major product type.

	Three Months Ended June		Six Months Ended June
$ in millions	2023	2022	2023	2022
Interest rates	$(808)	$(2,795)	$1,574	$(4,656)
Credit	302	950	649	1,665
Currencies	1,733	4,098	2,096	8,252
Equities	2,501	2,535	3,979	4,588
Commodities	623	125	1,486	1,093
Total	$4,351	$4,913	$9,784	$10,942
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
Risk Management. The firm also enters into derivatives to actively manage risk exposures that arise from its market-making and investing and financing activities. The firm’s holdings and exposures are hedged, in many cases, on either a portfolio or risk-specific basis, as opposed to an instrument-by-instrument basis. The offsetting impact of this economic hedging is reflected in the same business segment as the related revenues. In addition, the firm may enter into derivatives designated as hedges under U.S. GAAP. These derivatives are used to manage interest rate exposure of certain fixed-rate unsecured borrowings and deposits and certain U.S. and non-U.S. government securities classified as available-for-sale, foreign exchange risk of certain available-for-sale securities and the net investment in certain non-U.S. operations.
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
Derivatives are reported on a net-by-counterparty basis (i.e., the net payable or receivable for derivative assets and liabilities for a given counterparty) when a legal right of setoff exists under an enforceable netting agreement (counterparty netting). Derivatives are accounted for at fair value, net of cash collateral received or posted under enforceable credit support agreements (cash collateral netting). Derivative assets are included in trading assets and derivative liabilities are included in trading liabilities. Realized and unrealized gains and losses on derivatives not designated as hedges are included in market making (for derivatives included in Fixed Income, Currency and Commodities (FICC) and Equities within Global Banking & Markets), and other principal transactions (for derivatives included in Investment banking fees and Other within Global Banking & Markets, as well as derivatives in Asset & Wealth Management) in the consolidated statements of earnings. For each of the three and six months ended June 2023 and June 2022, substantially all of the firm’s derivatives were included in Global Banking & Markets.

33	Goldman Sachs June 2023 Form 10-Q

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

	As of June 2023		As of December 2022
$ in millions	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Not accounted for as hedges
Exchange-traded	$435	$901	$675	$1,385
OTC-cleared	72,701	71,440	74,297	72,979
Bilateral OTC	184,978	164,528	195,052	174,687
Total interest rates	258,114	236,869	270,024	249,051
OTC-cleared	2,069	2,319	1,516	1,802
Bilateral OTC	12,343	9,770	10,751	9,478
Total credit	14,412	12,089	12,267	11,280
Exchange-traded	94	19	1,041	22
OTC-cleared	471	688	520	589
Bilateral OTC	96,512	97,664	102,301	111,276
Total currencies	97,077	98,371	103,862	111,887
Exchange-traded	7,484	7,943	9,225	9,542
OTC-cleared	483	550	698	838
Bilateral OTC	14,603	13,177	30,017	22,745
Total commodities	22,570	21,670	39,940	33,125
Exchange-traded	27,533	29,125	26,302	26,607
OTC-cleared	98	160	685	19
Bilateral OTC	27,204	36,935	23,574	30,157
Total equities	54,835	66,220	50,561	56,783
Subtotal	447,008	435,219	476,654	462,126
Accounted for as hedges
OTC-cleared	1	–	–	–
Bilateral OTC	295	14	335	11
Total interest rates	296	14	335	11
OTC-cleared	–	48	29	29
Bilateral OTC	64	246	53	256
Total currencies	64	294	82	285
Subtotal	360	308	417	296
Total gross fair value	$447,368	$435,527	$477,071	$462,422

Offset in the consolidated balance sheets
Exchange-traded	$(30,535)	$(30,535)	$(31,229)	$(31,229)
OTC-cleared	(74,282)	(74,282)	(75,349)	(75,349)
Bilateral OTC	(237,617)	(237,617)	(254,304)	(254,304)
Counterparty netting	(342,434)	(342,434)	(360,882)	(360,882)
OTC-cleared	(1,336)	(385)	(1,388)	(406)
Bilateral OTC	(53,229)	(41,771)	(55,388)	(46,399)
Cash collateral netting	(54,565)	(42,156)	(56,776)	(46,805)
Total amounts offset	$(396,999)	$(384,590)	$(417,658)	$(407,687)

Included in the consolidated balance sheets
Exchange-traded	$5,011	$7,453	$6,014	$6,327
OTC-cleared	205	538	1,008	501
Bilateral OTC	45,153	42,946	52,391	47,907
Total	$50,369	$50,937	$59,413	$54,735

Not offset in the consolidated balance sheets
Cash collateral	$(171)	$(1,525)	$(298)	$(1,887)
Securities collateral	(14,693)	(4,433)	(15,229)	(4,329)
Total	$35,505	$44,979	$43,886	$48,519

	Notional Amounts as of
	June	December
$ in millions	2023	2022
Not accounted for as hedges
Exchange-traded	$4,272,186	$4,241,937
OTC-cleared	18,654,949	13,104,682
Bilateral OTC	12,235,712	11,137,127
Total interest rates	35,162,847	28,483,746
Exchange-traded	679	369
OTC-cleared	561,629	529,543
Bilateral OTC	670,302	577,542
Total credit	1,232,610	1,107,454
Exchange-traded	9,571	9,012
OTC-cleared	246,054	150,561
Bilateral OTC	6,506,658	5,304,069
Total currencies	6,762,283	5,463,642
Exchange-traded	329,065	341,526
OTC-cleared	3,210	3,188
Bilateral OTC	219,883	255,208
Total commodities	552,158	599,922
Exchange-traded	1,567,934	1,107,659
OTC-cleared	1,526	1,639
Bilateral OTC	1,209,473	1,026,736
Total equities	2,778,933	2,136,034
Subtotal	46,488,831	37,790,798
Accounted for as hedges
OTC-cleared	380,827	257,739
Bilateral OTC	3,058	3,156
Total interest rates	383,885	260,895
OTC-cleared	1,315	2,048
Bilateral OTC	9,043	7,701
Total currencies	10,358	9,749
Subtotal	394,243	270,644
Total notional amounts	$46,883,074	$38,061,442
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
•Total gross fair value of derivatives included derivative assets of $7.35 billion as of June 2023 and $10.08 billion as of December 2022, and derivative liabilities of $12.86 billion as of June 2023 and $12.71 billion as of December 2022, which are not subject to an enforceable netting agreement or are subject to a netting agreement that the firm has not yet determined to be enforceable.

Goldman Sachs June 2023 Form 10-Q	34

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
OTC Derivatives
The table below presents OTC derivative assets and liabilities by tenor and major product type.

$ in millions	Less than 1 Year	1 - 5 Years	Greater than 5 Years	Total
As of June 2023
Assets
Interest rates	$7,157	$14,499	$50,399	$72,055
Credit	1,644	3,179	2,257	7,080
Currencies	12,550	8,269	6,487	27,306
Commodities	5,596	3,097	1,095	9,788
Equities	5,503	3,800	1,877	11,180
Counterparty netting in tenors	(3,657)	(2,768)	(3,590)	(10,015)
Subtotal	$28,793	$30,076	$58,525	$117,394
Cross-tenor counterparty netting				(17,471)
Cash collateral netting				(54,565)
Total OTC derivative assets				$45,358

Liabilities
Interest rates	$8,653	$21,197	$20,213	$50,063
Credit	848	2,768	1,141	4,757
Currencies	13,681	7,726	7,498	28,905
Commodities	4,037	3,287	1,107	8,431
Equities	8,780	8,804	3,385	20,969
Counterparty netting in tenors	(3,657)	(2,768)	(3,590)	(10,015)
Subtotal	$32,342	$41,014	$29,754	$103,110
Cross-tenor counterparty netting				(17,470)
Cash collateral netting				(42,156)
Total OTC derivative liabilities				$43,484

As of December 2022
Assets
Interest rates	$5,509	$16,963	$53,943	$76,415
Credit	921	2,622	2,142	5,685
Currencies	12,284	7,819	7,085	27,188
Commodities	10,525	7,513	2,574	20,612
Equities	5,346	4,007	1,782	11,135
Counterparty netting in tenors	(2,661)	(3,942)	(4,830)	(11,433)
Subtotal	$31,924	$34,982	$62,696	$129,602
Cross-tenor counterparty netting				(19,427)
Cash collateral netting				(56,776)
Total OTC derivative assets				$53,399

Liabilities
Interest rates	$9,351	$23,589	$21,467	$54,407
Credit	993	2,635	1,071	4,699
Currencies	18,987	8,736	8,712	36,435
Commodities	6,400	6,135	945	13,480
Equities	7,629	7,249	2,174	17,052
Counterparty netting in tenors	(2,661)	(3,942)	(4,830)	(11,433)
Subtotal	$40,699	$44,402	$29,539	$114,640
Cross-tenor counterparty netting				(19,427)
Cash collateral netting				(46,805)
Total OTC derivative liabilities				$48,408
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

35	Goldman Sachs June 2023 Form 10-Q

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
As of June 2023, written credit derivatives had a total gross notional amount of $582.09 billion and purchased credit derivatives had a total gross notional amount of $650.52 billion, for total net notional purchased protection of $68.43 billion. As of December 2022, written credit derivatives had a total gross notional amount of $528.31 billion and purchased credit derivatives had a total gross notional amount of $579.14 billion, for total net notional purchased protection of $50.83 billion. The firm’s written and purchased credit derivatives primarily consist of credit default swaps.
The table below presents information about credit derivatives.

	Credit Spread on Underlier (basis points)
$ in millions	0 - 250	251 - 500	501 - 1,000	Greater than 1,000	Total
As of June 2023
Maximum Payout/Notional Amount of Written Credit Derivatives by Tenor
Less than 1 year	$146,464	$12,341	$789	$4,136	$163,730
1 - 5 years	338,970	19,602	8,673	8,530	375,775
Greater than 5 years	39,357	2,198	736	291	42,582
Total	$524,791	$34,141	$10,198	$12,957	$582,087

Maximum Payout/Notional Amount of Purchased Credit Derivatives
Offsetting	$430,992	$24,992	$8,908	$11,324	$476,216
Other	$158,602	$11,542	$1,721	$2,442	$174,307
Fair Value of Written Credit Derivatives
Asset	$7,845	$494	$195	$117	$8,651
Liability	701	907	591	3,080	5,279
Net asset/(liability)	$7,144	$(413)	$(396)	$(2,963)	$3,372
As of December 2022
Maximum Payout/Notional Amount of Written Credit Derivatives by Tenor
Less than 1 year	$108,703	$12,166	$1,879	$4,135	$126,883
1 - 5 years	306,484	28,188	13,724	9,092	357,488
Greater than 5 years	39,302	2,916	1,416	305	43,939
Total	$454,489	$43,270	$17,019	$13,532	$528,310

Maximum Payout/Notional Amount of Purchased Credit Derivatives
Offsetting	$372,360	$33,149	$14,817	$11,757	$432,083
Other	$128,828	$13,211	$2,615	$2,407	$147,061
Fair Value of Written Credit Derivatives
Asset	$5,405	$460	$132	$84	$6,081
Liability	681	1,081	1,027	2,673	5,462
Net asset/(liability)	$4,724	$(621)	$(895)	$(2,589)	$619
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
•Other purchased credit derivatives represent the notional amount of all other purchased credit derivatives not included in offsetting.

Goldman Sachs June 2023 Form 10-Q	36

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
The table below presents information about CVA and FVA.

	Three Months Ended June		Six Months Ended June
$ in millions	2023	2022	2023	2022
CVA, net of hedges	$(74)	$217	$(173)	$300
FVA, net of hedges	61	(122)	75	(391)
Total	$(13)	$95	$(98)	$(91)
Bifurcated Embedded Derivatives
The table below presents the fair value and the notional amount of derivatives that have been bifurcated from their related borrowings.

	As of
	June	December
$ in millions	2023	2022
Fair value of assets	$424	$288
Fair value of liabilities	(245)	(392)
Net asset/(liability)	$179	$(104)
Notional amount	$7,589	$8,892
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

	As of
	June	December
$ in millions	2023	2022
Net derivative liabilities under bilateral agreements	$29,596	$33,059
Collateral posted	$23,667	$27,657
Additional collateral or termination payments:
One-notch downgrade	$286	$343
Two-notch downgrade	$1,201	$1,115
Hedge Accounting
The firm applies hedge accounting for (i) interest rate swaps used to manage the interest rate exposure of certain fixed-rate unsecured long- and short-term borrowings, certain fixed-rate certificates of deposit and certain U.S. and non-U.S. government securities classified as available-for-sale, (ii) foreign currency forward contracts used to manage the foreign exchange risk of certain securities classified as available-for-sale and (iii) foreign currency forward contracts and foreign currency-denominated debt used to manage foreign exchange risk on the firm’s net investment in certain non-U.S. operations.
To qualify for hedge accounting, the hedging instrument must be highly effective at reducing the risk from the exposure being hedged. Additionally, the firm must formally document the hedging relationship at inception and assess the hedging relationship at least on a quarterly basis to ensure the hedging instrument continues to be highly effective over the life of the hedging relationship.
Fair Value Hedges
The firm designates interest rate swaps as fair value hedges of certain fixed-rate unsecured long- and short-term debt and fixed-rate certificates of deposit and of certain U.S. and non-U.S. government securities classified as available-for-sale. These interest rate swaps hedge changes in fair value attributable to the designated benchmark interest rate (e.g., Secured Overnight Financing Rate (SOFR), Overnight Index Swap Rate or Sterling Overnight Index Average), effectively converting a substantial portion of these fixed-rate financial instruments into floating-rate financial instruments.
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

37	Goldman Sachs June 2023 Form 10-Q

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
The table below presents the gains/(losses) from interest rate derivatives accounted for as hedges and the related hedged items.

	Three Months Ended June		Six Months Ended June
$ in millions	2023	2022	2023	2022
Investments
Interest rate hedges	$271	$(55)	$181	$(55)
Hedged investments	(263)	52	(177)	52
Gains/(losses)	$8	$(3)	$4	$(3)

Borrowings and deposits
Interest rate hedges	$(2,560)	$(6,067)	$152	$(14,809)
Hedged borrowings and deposits	2,431	5,843	(416)	14,538
Gains/(losses)	$(129)	$(224)	$(264)	$(271)
The table below presents the carrying value of investments, deposits and unsecured borrowings that are designated in an interest rate hedging relationship and the related cumulative hedging adjustment (increase/(decrease)) from current and prior hedging relationships included in such carrying values.

$ in millions	Carrying Value	Cumulative Hedging Adjustment
As of June 2023
Assets
Investments	$13,124	$(486)

Liabilities
Deposits	$4,087	$(210)
Unsecured short-term borrowings	$11,739	$(182)
Unsecured long-term borrowings	$132,822	$(14,609)

As of December 2022
Assets
Investments	$10,804	$(350)

Liabilities
Deposits	$6,311	$(280)
Unsecured short-term borrowings	$7,295	$(47)
Unsecured long-term borrowings	$151,215	$(15,134)
In the table above:
•Cumulative hedging adjustment included $(5.96) billion as of June 2023 and $5.09 billion as of December 2022 of hedging adjustments from prior hedging relationships that were de-designated and substantially all were related to unsecured long-term borrowings.
•The amortized cost of investments was $13.84 billion as of June 2023 and $11.49 billion as of December 2022.
In addition, cumulative hedging adjustments for items no longer designated in a hedging relationship were $41 million as of June 2023 and $111 million as of December 2022 and were primarily related to unsecured long-term borrowings.
The firm designates foreign currency forward contracts as fair value hedges of the foreign exchange risk of non-U.S. government securities classified as available-for-sale. See Note 8 for information about the amortized cost and fair value of such securities. The effectiveness of such hedges is assessed based on changes in spot rates. The gains/(losses) on the hedges (relating to both spot and forward points) and the foreign exchange gains/(losses) on the related available-for-sale securities are included in market making. The gross and net gains/(losses) on hedges and the related hedged available-for-sale securities were not material for the three months ended June 2023 and were $10 million (reflecting a loss of $111 million related to hedges and a gain of $121 million on the related hedged available-for-sale securities) for the six months ended June 2023. The net gains/(losses) on hedges and related available-for-sale securities were $(14) million (reflecting a gain of $183 million related to hedges and a loss of $197 million on the related hedged available-for-sale securities) for the three months ended June 2022 and were $(28) million (reflecting a gain of $236 million related to hedges and a loss of $264 million on the related hedged available-for-sale securities) for the six months ended June 2022.
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
The table below presents the gains/(losses) from net investment hedging.

	Three Months Ended June		Six Months Ended June
$ in millions	2023	2022	2023	2022
Hedges:
Foreign currency forward contract	$(20)	$1,104	$(137)	$1,213
Foreign currency-denominated debt	$23	$428	$(208)	$596
Gains or losses on individual net investments in non-U.S. operations are reclassified from accumulated other comprehensive income/(loss) to other principal transactions in the consolidated statements of earnings when such net investments are sold or substantially liquidated. The gross and net gains and losses on hedges and the related net investments in non-U.S. operations reclassified to earnings from accumulated other comprehensive income/(loss) were not material for each of the three and six months ended June 2023 and June 2022.

Goldman Sachs June 2023 Form 10-Q	38

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
The firm had designated $26.72 billion as of June 2023 and $21.46 billion as of December 2022 of foreign currency-denominated debt, included in unsecured long- and short-term borrowings, as hedges of net investments in non-U.S. subsidiaries.
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
The table below presents information about investments.

	As of
	June	December
$ in millions	2023	2022
Equity securities, at fair value	$13,758	$14,892
Debt instruments, at fair value	13,884	14,075
Available-for-sale securities, at fair value	50,113	49,234
Investments, at fair value	77,755	78,201
Held-to-maturity securities	59,079	51,662
Equity-method investments	737	766
Total investments	$137,571	$130,629
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
The table below presents information about equity securities, at fair value.

	As of
	June	December
$ in millions	2023	2022
Equity securities, at fair value	$13,758	$14,892

Equity Type
Public equity	8%	13%
Private equity	92%	87%
Total	100%	100%

Asset Class
Corporate	70%	71%
Real estate	30%	29%
Total	100%	100%
In the table above:
•Equity securities, at fair value included investments accounted for at fair value under the fair value option where the firm would otherwise apply the equity method of accounting of $5.26 billion as of June 2023 and $5.35 billion as of December 2022. Gains/(losses) recognized as a result of changes in the fair value of equity securities for which the fair value option was elected were $(307) million for the three months ended June 2023, $116 million for the three months ended June 2022, $(412) million for the six months ended June 2023 and $(71) million for the six months ended June 2022. These gains/(losses) are included in other principal transactions.
•Equity securities, at fair value included $1.25 billion as of June 2023 and $1.30 billion as of December 2022 of investments in funds that are measured at NAV.
Debt Instruments, at Fair Value. Debt instruments, at fair value primarily includes mezzanine, senior and distressed debt.
The table below presents information about debt instruments, at fair value.

	As of
	June	December
$ in millions	2023	2022
Corporate debt securities	$9,889	$10,098
Securities backed by real estate	896	1,003
Money market instruments	835	1,005
Other	2,264	1,969
Total	$13,884	$14,075
In the table above:
•Substantially all of the firm's money market instruments consist of time deposits.
•Other included $1.81 billion as of June 2023 and $1.64 billion as of December 2022 of investments in credit funds that are measured at NAV.

39	Goldman Sachs June 2023 Form 10-Q

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

The firm's investments in funds at NAV includes investments in “covered funds” as defined in the Volcker Rule of the U.S. Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act). The firm was required to achieve conformance with the covered fund provisions of the Volcker Rule by July 2023, in accordance with the additional extension received from the Board of Governors of the Federal Reserve System (FRB). The firm achieved such conformance in July 2023.
The table below presents the fair value of investments in funds at NAV and the related unfunded commitments.

$ in millions	Fair Value of Investments	Unfunded Commitments
As of June 2023
Private equity funds	$835	$581
Credit funds	1,812	260
Hedge funds	60	–
Real estate funds	356	138
Total	$3,063	$979

As of December 2022
Private equity funds	$815	$647
Credit funds	1,645	303
Hedge funds	68	–
Real estate funds	413	138
Total	$2,941	$1,088

Goldman Sachs June 2023 Form 10-Q	40

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
The table below presents information about available-for-sale securities by tenor.

$ in millions	Amortized Cost	Fair Value	Weighted Average Yield
As of June 2023
Less than 1 year	$18,999	$18,491	0.38%
1 year to 5 years	30,828	28,917	1.02%
5 years to 10 years	536	490	1.86%
Total U.S. government obligations	50,363	47,898	0.78%

Less than 1 year	10	10	0.01%
1 year to 5 years	1,617	1,309	0.10%
5 years to 10 years	1,121	896	0.84%
Total non-U.S. government obligations	2,748	2,215	0.40%
Total available-for-sale securities	$53,111	$50,113	0.76%
As of December 2022
Less than 1 year	$8,103	$7,861	0.37%
1 year to 5 years	41,479	38,706	0.74%
5 years to 10 years	538	488	1.86%
Total U.S. government obligations	50,120	47,055	0.69%

1 year to 5 years	10	10	0.27%
5 years to 10 years	2,616	2,169	0.40%
Total non-U.S. government obligations	2,626	2,179	0.40%
Total available-for-sale securities	$52,746	$49,234	0.68%
In the table above:
•The weighted average yield for available-for-sale securities is presented on a pre-tax basis and computed using the effective interest rate of each security at the end of the period, weighted based on the fair value of each security.
•The gross unrealized gains included in accumulated other comprehensive income/(loss) were not material and the gross unrealized losses included in accumulated other comprehensive income/(loss) were $3.00 billion as of June 2023 and primarily related to U.S. government obligations in a continuous unrealized loss position for more than a year. The gross unrealized gains included in accumulated other comprehensive income/(loss) were not material and the gross unrealized losses included in accumulated other comprehensive income/(loss) were $3.52 billion as of December 2022 and primarily related to U.S. government obligations in a continuous unrealized loss position for more than a year. Net unrealized gains/(losses) included in other comprehensive income/(loss) were $(52) million ($(24) million, net of tax) for the three months ended June 2023, $(589) million ($(441) million, net of tax) for the three months ended June 2022, $514 million ($403 million, net of tax) for the six months ended June 2023 and $(2.40) billion ($(1.80) billion, net of tax) for the six months ended June 2022.

•Substantially all available-for-sale securities were classified in level 1 of the fair value hierarchy as of both June 2023 and December 2022.
•If the fair value of available-for-sale securities is less than amortized cost, such securities are considered impaired. If the firm has the intent to sell the debt security, or if it is more likely than not that the firm will be required to sell the debt security before recovery of its amortized cost, the difference between the amortized cost (net of allowance, if any) and the fair value of the securities is recognized as an impairment loss in earnings. The firm did not record any such impairment losses during either the three or six months ended June 2023 or June 2022. Impaired available-for-sale debt securities that the firm has the intent and ability to hold are reviewed to determine if an allowance for credit losses should be recorded. The firm considers various factors in such determination, including market conditions, changes in issuer credit ratings and severity of the unrealized losses. The firm did not record any provision for credit losses on such securities during either the three or six months ended June 2023 or June 2022.
The table below presents gross realized gains and the proceeds from the sales of available-for-sale securities.

	Three Months Ended June		Six Months Ended June
$ in millions	2023	2022	2023	2022
Gross realized gains	$–	$–	$6	$–
Gross realized losses	–	–	–	–
Gains/(losses)	$–	$–	$6	$–
Proceeds from sales	$169	$1	$2,621	$2
In the table above, the specific identification method is used to determine realized gains on available-for-sale securities. Such amounts were reclassified from accumulated other comprehensive income/(loss) to other principal transactions in the consolidated statements of earnings.

41	Goldman Sachs June 2023 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Held-to-Maturity Securities
Held-to-maturity securities are accounted for at amortized cost.
The table below presents information about held-to-maturity securities by type and tenor.

$ in millions	Amortized Cost	Fair Value	Weighted Average Yield
As of June 2023
Less than 1 year	$11,585	$11,367	2.54%
1 year to 5 years	44,799	43,416	3.32%
5 years to 10 years	2,471	2,379	3.43%
Total government obligations	58,855	57,162	3.17%

5 years to 10 years	3	3	7.20%
Greater than 10 years	221	220	5.06%
Total securities backed by real estate	224	223	5.10%
Total held-to-maturity securities	$59,079	$57,385	3.18%
As of December 2022
Less than 1 year	$5,319	$5,282	2.98%
1 year to 5 years	45,154	43,852	3.00%
5 years to 10 years	1,026	966	2.89%
Total government obligations	51,499	50,100	2.99%

5 years to 10 years	2	2	5.63%
Greater than 10 years	161	158	3.18%
Total securities backed by real estate	163	160	3.24%
Total held-to-maturity securities	$51,662	$50,260	2.99%
In the table above:
•Substantially all of the government obligations consist of U.S. government obligations.
•Substantially all of the securities backed by real estate consist of securities backed by residential real estate.
•As these securities are not accounted for at fair value, they are not included in the firm’s fair value hierarchy in Notes 4 and 5. Had these securities been included in the firm’s fair value hierarchy, government obligations would have been classified in level 1 and securities backed by real estate would have been primarily classified in level 2 of the fair value hierarchy as of both June 2023 and December 2022.
•The weighted average yield for held-to-maturity securities is presented on a pre-tax basis and computed using the effective interest rate of each security at the end of the period, weighted based on the amortized cost of each security.
•The gross unrealized gains were not material as of both June 2023 and December 2022. The gross unrealized losses were $1.70 billion as of June 2023 and $1.44 billion as of December 2022.
•Held-to-maturity securities are reviewed to determine if an allowance for credit losses should be recorded in the consolidated statements of earnings. The firm considers various factors in such determination, including market conditions, changes in issuer credit ratings, historical credit losses and sovereign guarantees. Provision for credit losses on such securities was not material during either the three or six months ended June 2023 or June 2022.
Note 9.
Loans
Loans includes (i) loans held for investment that are accounted for at amortized cost net of allowance for loan losses or at fair value under the fair value option and (ii) loans held for sale that are accounted for at the lower of cost or fair value. Interest on loans is recognized over the life of the loan and is recorded on an accrual basis.
The table below presents information about loans.

$ in millions	Amortized Cost	Fair Value	Held For Sale	Total
As of June 2023
Loan Type
Corporate	$35,309	$975	$1,961	$38,245
Commercial real estate	25,392	846	1,826	28,064
Residential real estate	19,558	4,177	1	23,736
Securities-based	15,707	–	–	15,707
Other collateralized	52,771	800	316	53,887
Consumer:
Installment	4,890	–	244	5,134
Credit cards	16,879	–	–	16,879
Other	1,369	138	206	1,713
Total loans, gross	171,875	6,936	4,554	183,365
Allowance for loan losses	(5,232)	–	–	(5,232)
Total loans	$166,643	$6,936	$4,554	$178,133

As of December 2022
Loan Type
Corporate	$36,822	$996	$2,317	$40,135
Commercial real estate	26,222	1,146	1,511	28,879
Residential real estate	18,523	4,511	1	23,035
Securities-based	16,671	–	–	16,671
Other collateralized	50,473	716	513	51,702
Consumer:
Installment	6,326	–	–	6,326
Credit cards	15,820	–	–	15,820
Other	1,723	286	252	2,261
Total loans, gross	172,580	7,655	4,594	184,829
Allowance for loan losses	(5,543)	–	–	(5,543)
Total loans	$167,037	$7,655	$4,594	$179,286
In the table above:
•Loans held for investment that are accounted for at amortized cost include net deferred fees and costs, and unamortized premiums and discounts, which are amortized over the life of the loan. These amounts were less than 1% of loans accounted for at amortized cost as of both June 2023 and December 2022.
•During the first half of 2023, the firm completed the sale of substantially all of the Marcus installment loans portfolio. As a result, the firm recognized net revenues of approximately $(370) million (including a gain of approximately $100 million in the second quarter of 2023), which was more than offset by a related reduction in reserves of approximately $440 million in provision for credit losses.
•Substantially all loans had floating interest rates as of both June 2023 and December 2022.

Goldman Sachs June 2023 Form 10-Q	42

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

43	Goldman Sachs June 2023 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
The table below presents gross loans by an internally determined public rating agency equivalent or other credit metrics and the concentration of secured and unsecured loans.

$ in millions	Investment-Grade	Non-Investment- Grade	Other Metrics/Unrated	Total
As of June 2023
Accounting Method
Amortized cost	$88,942	$54,065	$28,868	$171,875
Fair value	2,172	2,406	2,358	6,936
Held for sale	666	3,346	542	4,554
Total	$91,780	$59,817	$31,768	$183,365
Loan Type
Corporate	$9,851	$28,373	$21	$38,245
Real estate:
Commercial	11,858	15,903	303	28,064
Residential	12,773	5,213	5,750	23,736
Securities-based	12,043	639	3,025	15,707
Other collateralized	44,415	9,177	295	53,887
Consumer:
Installment	–	–	5,134	5,134
Credit cards	–	–	16,879	16,879
Other	840	512	361	1,713
Total	$91,780	$59,817	$31,768	$183,365

Secured	90%	92%	29%	80%
Unsecured	10%	8%	71%	20%
Total	100%	100%	100%	100%
As of December 2022
Accounting Method
Amortized cost	$88,497	$55,122	$28,961	$172,580
Fair value	2,116	2,968	2,571	7,655
Held for sale	557	3,991	46	4,594
Total	$91,170	$62,081	$31,578	$184,829
Loan Type
Corporate	$10,200	$29,935	$–	$40,135
Real estate:
Commercial	11,922	16,822	135	28,879
Residential	11,994	5,670	5,371	23,035
Securities-based	12,901	764	3,006	16,671
Other collateralized	43,093	8,291	318	51,702
Consumer:
Installment	–	–	6,326	6,326
Credit cards	–	–	15,820	15,820
Other	1,060	599	602	2,261
Total	$91,170	$62,081	$31,578	$184,829

Secured	89%	90%	27%	79%
Unsecured	11%	10%	73%	21%
Total	100%	100%	100%	100%

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
The firm also assigns a regulatory risk rating to its loans based on the definitions provided by the U.S. federal bank regulatory agencies. Total loans included 91% of loans as of June 2023 and 93% of loans as of December 2022 that were rated pass/non-criticized.

Goldman Sachs June 2023 Form 10-Q	44

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Vintage. The tables below present gross loans accounted for at amortized cost (excluding installment and credit card loans) by an internally determined public rating agency equivalent or other credit metrics and origination year for term loans.

	As of June 2023
$ in millions	Investment- Grade	Non-Investment- Grade	Other Metrics/ Unrated	Total
2023	$702	$707	$3	$1,412
2022	2,206	3,372	–	5,578
2021	1,371	4,208	–	5,579
2020	415	2,472	–	2,887
2019	189	2,440	–	2,629
2018 or earlier	448	3,420	–	3,868
Revolving	4,109	9,247	–	13,356
Corporate	9,440	25,866	3	35,309
2023	349	274	–	623
2022	833	3,691	–	4,524
2021	712	3,447	–	4,159
2020	428	1,359	–	1,787
2019	371	1,002	–	1,373
2018 or earlier	924	960	–	1,884
Revolving	7,807	3,235	–	11,042
Commercial real estate	11,424	13,968	–	25,392
2023	504	208	425	1,137
2022	1,327	802	1,304	3,433
2021	892	960	1,366	3,218
2020	4	23	85	112
2019	7	–	94	101
2018 or earlier	18	32	266	316
Revolving	9,071	2,170	–	11,241
Residential real estate	11,823	4,195	3,540	19,558
2023	8	–	–	8
2022	5	–	–	5
2019	7	–	–	7
2018 or earlier	1	298	–	299
Revolving	12,022	341	3,025	15,388
Securities-based	12,043	639	3,025	15,707
2023	4,674	796	34	5,504
2022	3,369	522	87	3,978
2021	2,023	1,479	123	3,625
2020	731	679	33	1,443
2019	597	79	11	687
2018 or earlier	575	270	6	851
Revolving	31,446	5,237	–	36,683
Other collateralized	43,415	9,062	294	52,771
2023	16	31	–	47
2022	47	88	–	135
2021	17	123	–	140
2020	–	21	233	254
2019	–	7	–	7
2018 or earlier	–	–	4	4
Revolving	717	65	–	782
Other	797	335	237	1,369
Total	$88,942	$54,065	$7,099	$150,106
Percentage of total	59%	36%	5%	100%

	As of December 2022
$ in millions	Investment- Grade	Non-Investment- Grade	Other Metrics/ Unrated	Total
2022	$2,607	$4,042	$2	$6,651
2021	1,669	4,273	–	5,942
2020	684	2,595	–	3,279
2019	209	2,779	–	2,988
2018	759	1,911	–	2,670
2017 or earlier	508	2,329	–	2,837
Revolving	3,709	8,746	–	12,455
Corporate	10,145	26,675	2	36,822
2022	805	3,900	2	4,707
2021	771	3,460	–	4,231
2020	407	1,740	–	2,147
2019	480	1,267	–	1,747
2018	212	469	–	681
2017 or earlier	1,238	797	11	2,046
Revolving	7,660	3,003	–	10,663
Commercial real estate	11,573	14,636	13	26,222
2022	1,493	833	1,307	3,633
2021	1,263	888	1,357	3,508
2020	8	6	89	103
2019	7	–	99	106
2018	10	50	138	198
2017 or earlier	31	10	142	183
Revolving	8,065	2,727	–	10,792
Residential real estate	10,877	4,514	3,132	18,523
2022	5	–	–	5
2018	1	–	–	1
2017 or earlier	–	291	–	291
Revolving	12,895	473	3,006	16,374
Securities-based	12,901	764	3,006	16,671
2022	4,556	751	113	5,420
2021	3,339	1,098	146	4,583
2020	1,871	701	36	2,608
2019	523	79	12	614
2018	545	108	6	659
2017 or earlier	487	108	–	595
Revolving	30,669	5,323	2	35,994
Other collateralized	41,990	8,168	315	50,473
2022	44	105	–	149
2021	17	162	–	179
2020	–	29	262	291
2019	–	10	–	10
2017 or earlier	–	–	5	5
Revolving	950	59	80	1,089
Other	1,011	365	347	1,723
Total	$88,497	$55,122	$6,815	$150,434
Percentage of total	59%	37%	4%	100%
In the tables above, revolving loans which converted to term loans were $539 million as of June 2023 and $725 million as of December 2022, and primarily included other collateralized loans.

45	Goldman Sachs June 2023 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
The table below presents gross installment loans by refreshed FICO credit scores and origination year and gross credit card loans by refreshed FICO credit scores.

$ in millions	Greater than or equal to 660	Less than 660	Total
As of June 2023
2023	$2,728	$150	$2,878
2022	1,837	156	1,993
2021	13	3	16
2020	1	1	2
2019	–	1	1
2018 or earlier	–	–	–
Installment	4,579	311	4,890
Credit cards	11,231	5,648	16,879
Total	$15,810	$5,959	$21,769

Percentage of total:
Installment	94%	6%	100%
Credit cards	67%	33%	100%
Total	73%	27%	100%

As of December 2022
2022	$4,349	$242	$4,591
2021	1,080	109	1,189
2020	251	23	274
2019	160	23	183
2018	70	13	83
2017 or earlier	5	1	6
Installment	5,915	411	6,326
Credit cards	10,762	5,058	15,820
Total	$16,677	$5,469	$22,146

Percentage of total:
Installment	94%	6%	100%
Credit cards	68%	32%	100%
Total	75%	25%	100%
In the table above, credit card loans consist of revolving lines of credit.
Credit Concentrations. The table below presents the concentration of gross loans by region.

$ in millions	Carrying Value	Americas	EMEA	Asia	Total
As of June 2023
Corporate	$38,245	60%	31%	9%	100%
Commercial real estate	28,064	79%	17%	4%	100%
Residential real estate	23,736	95%	4%	1%	100%
Securities-based	15,707	78%	21%	1%	100%
Other collateralized	53,887	86%	12%	2%	100%
Consumer:
Installment	5,134	100%	–	–	100%
Credit cards	16,879	100%	–	–	100%
Other	1,713	88%	12%	–	100%
Total	$183,365	82%	15%	3%	100%
As of December 2022
Corporate	$40,135	57%	34%	9%	100%
Commercial real estate	28,879	79%	16%	5%	100%
Residential real estate	23,035	96%	3%	1%	100%
Securities-based	16,671	83%	15%	2%	100%
Other collateralized	51,702	86%	12%	2%	100%
Consumer:
Installment	6,326	100%	–	–	100%
Credit cards	15,820	100%	–	–	100%
Other	2,261	89%	11%	–	100%
Total	$184,829	81%	15%	4%	100%
In the table above:
•EMEA represents Europe, Middle East and Africa.
•The top five industry concentrations for corporate loans as of June 2023 were 26% for technology, media & telecommunications, 18% for diversified industrials, 12% for real estate, 10% for healthcare and 10% for consumer & retail.
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
The table below presents information about past due loans.

$ in millions	30-89 days	90 days or more	Total
As of June 2023
Corporate	$–	$120	$120
Commercial real estate	–	383	383
Residential real estate	23	28	51
Other collateralized	1	57	58
Consumer:
Installment	21	7	28
Credit cards	369	338	707
Other	14	15	29
Total	$428	$948	$1,376
Total divided by gross loans at amortized cost			0.8%

As of December 2022
Corporate	$–	$92	$92
Commercial real estate	47	362	409
Residential real estate	4	6	10
Securities-based	1	–	1
Other collateralized	10	5	15
Consumer:
Installment	46	17	63
Credit cards	291	265	556
Other	17	5	22
Total	$416	$752	$1,168
Total divided by gross loans at amortized cost			0.7%

Goldman Sachs June 2023 Form 10-Q	46

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
The table below presents information about nonaccrual loans.

	As of
	June	December
$ in millions	2023	2022
Corporate	$1,487	$1,432
Commercial real estate	1,573	1,079
Residential real estate	47	93
Other collateralized	122	65
Other	34	–
Installment	7	41
Total	$3,270	$2,710
Total divided by gross loans at amortized cost	1.9%	1.6%
In the table above:
•Nonaccrual loans included $628 million as of June 2023 and $483 million as of December 2022 of loans that were 30 days or more past due.
•Loans that were 90 days or more past due and still accruing were not material as of both June 2023 and December 2022.
•Allowance for loan losses as a percentage of total nonaccrual loans was 160.0% as of June 2023 and 204.5% as of December 2022.
In certain circumstances, the firm may modify the original terms of a loan agreement by granting a concession to a borrower experiencing financial difficulty, typically in the form of a modification of loan covenants, but may also include forbearance of interest or principal, payment extensions or interest rate reductions. These modifications, to the extent significant, were considered TDRs as of December 2022. In January 2023, the firm adopted ASU No. 2022-02, which eliminated the recognition and measurement guidance for TDRs and requires enhanced disclosures for certain loan modifications. As of December 2022, loans modified in a TDR were $231 million and commitments related to such loans were not material. Substantially all of such loans modified in a TDR were related to corporate and commercial real estate loans. During both the three and six months ended June 2023, the firm provided loan modifications (in the form of term extensions) to borrowers experiencing financial difficulty. As of June 2023, the carrying value of loans modified during the three months ended June 2023 was $424 million and the carrying value of loans modified during the six months ended June 2023 was $594 million. Lending commitments related to such loans were not material and such loan modifications were primarily related to corporate and commercial real estate loans. The impact of these modifications was not material for either the three or six months ended June 2023. During the six months ended June 2023, the firm charged-off approximately $100 million of loans that had defaulted after being modified. Substantially all of the remaining modified loans were performing in accordance with the modified contractual terms as of June 2023.
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

47	Goldman Sachs June 2023 Form 10-Q

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
The table below presents gross loans and lending commitments accounted for at amortized cost by portfolio.

	As of
	June 2023		December 2022
$ in millions	Loans	Lending Commitments	Loans	Lending Commitments
Wholesale
Corporate	$35,309	$142,536	$36,822	$137,149
Commercial real estate	25,392	3,317	26,222	3,692
Residential real estate	19,558	2,518	18,523	3,089
Securities-based	15,707	780	16,671	508
Other collateralized	52,771	14,138	50,473	13,209
Other	1,369	969	1,723	944
Consumer
Installment	4,890	2,496	6,326	1,882
Credit cards	16,879	69,538	15,820	62,216
Total	$171,875	$236,292	$172,580	$222,689
In the table above, wholesale loans included $3.26 billion as of June 2023 and $2.67 billion as of December 2022 of nonaccrual loans for which the allowance for credit losses was measured on an asset-specific basis. The allowance for credit losses on these loans was $630 million as of June 2023 and $535 million as of December 2022. These loans included $687 million as of June 2023 and $384 million as of December 2022 of loans which did not require a reserve as the loan was deemed to be recoverable.
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
Installment loans are charged off when they are 120 days past due. Credit card loans are charged off when they are 180 days past due.

Goldman Sachs June 2023 Form 10-Q	48

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Allowance for Credit Losses Rollforward
The table below presents information about the allowance for credit losses.

$ in millions	Wholesale	Consumer	Total
Three Months Ended June 2023
Allowance for loan losses
Beginning balance	$2,555	$2,477	$5,032
Charge-offs	(159)	(320)	(479)
Recoveries	9	26	35
Net (charge-offs)/recoveries	(150)	(294)	(444)
Provision	136	552	688
Other	(44)	–	(44)
Ending balance	$2,497	$2,735	$5,232

Allowance ratio	1.7%	12.6%	3.0%
Net charge-off ratio	0.4%	5.8%	1.0%
Allowance for losses on lending commitments
Beginning balance	$693	$54	$747
Provision	36	(6)	30
Ending balance	$729	$48	$777

Three Months Ended June 2022
Allowance for loan losses
Beginning balance	$2,300	$1,786	$4,086
Charge-offs	(74)	(111)	(185)
Recoveries	14	22	36
Net (charge-offs)/recoveries	(60)	(89)	(149)
Provision	216	407	623
Other	2	–	2
Ending balance	$2,458	$2,104	$4,562

Allowance ratio	1.7%	12.8%	2.8%
Net charge-off ratio	0.2%	2.3%	0.4%
Allowance for losses on lending commitments
Beginning balance	$662	$2	$664
Provision	43	1	44
Other	(3)	–	(3)
Ending balance	$702	$3	$705

Six Months Ended June 2023
Allowance for loan losses
Beginning balance	$2,562	$2,981	$5,543
Charge-offs	(184)	(591)	(775)
Recoveries	23	50	73
Net (charge-offs)/recoveries	(161)	(541)	(702)
Provision	144	295	439
Other	(48)	–	(48)
Ending balance	$2,497	$2,735	$5,232

Allowance ratio	1.7%	12.6%	3.0%
Net charge-off ratio	0.2%	5.1%	0.8%
Allowance for losses on lending commitments
Beginning balance	$711	$63	$774
Provision	20	(15)	5
Other	(2)	–	(2)
Ending balance	$729	$48	$777

Six Months Ended June 2022
Allowance for loan losses
Beginning balance	$2,135	$1,438	$3,573
Charge-offs	(172)	(198)	(370)
Recoveries	26	41	67
Net (charge-offs)/recoveries	(146)	(157)	(303)
Provision	473	823	1,296
Other	(4)	–	(4)
Ending balance	$2,458	$2,104	$4,562

Allowance ratio	1.7%	12.8%	2.8%
Net charge-off ratio	0.2%	2.2%	0.4%
Allowance for losses on lending commitments
Beginning balance	$589	$187	$776
Provision	116	(184)	(68)
Other	(3)	–	(3)
Ending balance	$702	$3	$705
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
Forecast Model Inputs as of June 2023
When modeling expected credit losses, the firm employs a weighted, multi-scenario forecast, which includes baseline, adverse and favorable economic scenarios. As of June 2023, this multi-scenario forecast was weighted towards the baseline and adverse economic scenarios.
The table below presents the forecasted U.S. unemployment and U.S. GDP growth rates used in the baseline economic scenario of the forecast model.

As of June 2023
U.S. unemployment rate
Forecast for the quarter ended:
December 2023	4.1%
June 2024	4.5%
December 2024	4.4%

Growth in U.S. GDP
Forecast for the year:
2023	1.3%
2024	0.8%
2025	1.7%
The adverse economic scenario of the forecast model reflects a global recession in the second half of 2023 through the first half of 2024 and a more aggressive tightening of monetary policy by central banks, resulting in an economic contraction and rising unemployment rates. In this scenario, the U.S. unemployment rate peaks at approximately 7.4% during the third quarter of 2024 and the maximum decline in the quarterly U.S. GDP relative to the second quarter of 2023 is approximately 2.7%, which occurs during the second quarter of 2024.
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

49	Goldman Sachs June 2023 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Allowance for Credit Losses Commentary
Three Months Ended June 2023. The allowance for credit losses increased by $230 million during the three months ended June 2023, reflecting seasoning of the credit card portfolio, growth in the consumer point-of-sale loans portfolio and asset-specific provisions and ratings downgrades in the wholesale portfolio, partially offset by lower balances in corporate loans.
Charge-offs for the three months ended June 2023 for wholesale loans were primarily related to corporate loans (principally related to term loans originated prior to 2019) and charge-offs for consumer loans were primarily related to credit cards.
Six Months Ended June 2023. The allowance for credit losses decreased by $308 million during the six months ended June 2023, reflecting a reserve reduction of approximately $440 million associated with the sale of Marcus loans and lower balances in corporate loans, partially offset by asset-specific provisions and ratings downgrades in the wholesale portfolio and growth in the consumer point-of-sale loans portfolio.
Charge-offs for the six months ended June 2023 for wholesale loans (principally related to term loans originated prior to 2019) were primarily related to corporate loans and charge-offs for consumer loans were primarily related to credit cards.
Three Months Ended June 2022. The allowance for credit losses increased by $517 million during the three months ended June 2022, reflecting growth in the lending portfolios (primarily in credit cards) and higher modeled expected losses due to broad macroeconomic conditions.
Charge-offs for the three months ended June 2022 for wholesale loans were primarily related to corporate loans and charge-offs for consumer loans were primarily related to credit cards.
Six Months Ended June 2022. The allowance for credit losses increased by $918 million during the six months ended June 2022, reflecting growth in the lending portfolios (primarily in credit cards) and the impact of macroeconomic and geopolitical concerns.
Charge-offs for the six months ended June 2022 for wholesale loans were primarily related to corporate loans and charge-offs for consumer loans were primarily related to credit cards.

Estimated Fair Value
The table below presents the estimated fair value of loans that are not accounted for at fair value and in what level of the fair value hierarchy they would have been classified if they had been included in the firm’s fair value hierarchy.

	Carrying Value	Estimated Fair Value
$ in millions		Level 2	Level 3	Total
As of June 2023
Amortized cost	$166,643	$86,798	$80,837	$167,635
Held for sale	$4,554	$2,675	$1,880	$4,555
As of December 2022
Amortized cost	$167,037	$85,921	$83,121	$169,042
Held for sale	$4,594	$2,592	$2,014	$4,606
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

Goldman Sachs June 2023 Form 10-Q	50

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Other financial assets and liabilities accounted for at fair value under the fair value option include:
•Repurchase agreements and substantially all resale agreements;
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

	Three Months Ended June		Six Months Ended June
$ in millions	2023	2022	2023	2022
Unsecured short-term borrowings	$(1,062)	$2,560	$(2,823)	$4,265
Unsecured long-term borrowings	(134)	3,324	(2,441)	5,871
Other	2	491	(139)	821
Total	$(1,194)	$6,375	$(5,403)	$10,957
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
Long-Term Debt Instruments
The aggregate contractual principal amount of long-term other secured financings, for which the fair value option was elected, exceeded the related fair value by $124 million as of June 2023. The related amount was not material as of December 2022.
The aggregate contractual principal amount of unsecured long-term borrowings, for which the fair value option was elected, exceeded the related fair value by $4.64 billion as of June 2023 and $5.03 billion as of December 2022.
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

	Three Months Ended June		Six Months Ended June
$ in millions	2023	2022	2023	2022
Pre-tax DVA	$(812)	$1,588	$(813)	$2,581
After-tax DVA	$(610)	$1,188	$(611)	$1,928
In the table above:
•After-tax DVA is included in debt valuation adjustment in the consolidated statements of comprehensive income.
•The gains/(losses) reclassified to market making in the consolidated statements of earnings from accumulated other comprehensive income/(loss) upon extinguishment of such financial liabilities were not material for each of the three and six months ended June 2023 and June 2022.

51	Goldman Sachs June 2023 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Loans and Lending Commitments
The table below presents the difference between the aggregate fair value and the aggregate contractual principal amount for loans (included in trading assets and loans in the consolidated balance sheets) for which the fair value option was elected.

	As of
	June	December
$ in millions	2023	2022
Performing loans
Aggregate contractual principal in excess of fair value	$2,476	$2,645

Loans on nonaccrual status and/or more than 90 days past due
Aggregate contractual principal in excess of fair value	$2,299	$3,331
Aggregate fair value	$2,087	$2,633
In the table above, the aggregate contractual principal amount of loans on nonaccrual status and/or more than 90 days past due (which excludes loans carried at zero fair value and considered uncollectible) exceeds the related fair value primarily because the firm regularly purchases loans, such as distressed loans, at values significantly below the contractual principal amounts.
The fair value of unfunded lending commitments for which the fair value option was elected was a liability of $26 million as of June 2023 and $22 million as of December 2022, and the related total contractual amount of these lending commitments was $200 million as of June 2023 and $307 million as of December 2022. See Note 18 for further information about lending commitments.
Impact of Credit Spreads on Loans and Lending Commitments
The estimated net gain/(loss) attributable to changes in instrument-specific credit spreads on loans and lending commitments for which the fair value option was elected was $(60) million for the three months ended June 2023, $(105) million for the three months ended June 2022, $(52) million for the six months ended June 2023 and $(107) million for the six months ended June 2022. The firm generally calculates the fair value of loans and lending commitments for which the fair value option is elected by discounting future cash flows at a rate which incorporates the instrument-specific credit spreads. For floating-rate loans and lending commitments, substantially all changes in fair value are attributable to changes in instrument-specific credit spreads, whereas for fixed-rate loans and lending commitments, changes in fair value are also attributable to changes in interest rates.

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
Even though repurchase and resale agreements (including “repos- and reverses-to-maturity”) involve the legal transfer of ownership of financial instruments, they are accounted for as financing arrangements because they require the financial instruments to be repurchased or resold before or at the maturity of the agreement. The financial instruments purchased or sold in resale and repurchase agreements typically include U.S. government and agency obligations, and investment-grade sovereign obligations.
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

Goldman Sachs June 2023 Form 10-Q	52

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Repurchase agreements and substantially all resale agreements are recorded at fair value under the fair value option. See Note 5 for further information about repurchase and resale agreements.
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
Substantially all of the securities borrowed and loaned within Equities financing are recorded based on the amount of cash collateral advanced or received plus accrued interest. The firm also reviews such securities borrowed to determine if an allowance for credit losses should be recorded by taking into consideration the fair value of collateral received. As these agreements generally can be terminated on demand, they exhibit little, if any, sensitivity to changes in interest rates. Therefore, the carrying value of such agreements approximates fair value. As these agreements are not accounted for at fair value, they are not included in the firm’s fair value hierarchy in Notes 4 and 5. Had these agreements been included in the firm’s fair value hierarchy, they would have been classified in level 2 as of both June 2023 and December 2022.

Offsetting Arrangements
The table below presents resale and repurchase agreements and securities borrowed and loaned transactions included in the consolidated balance sheets, as well as the amounts not offset in the consolidated balance sheets.

	Assets		Liabilities
$ in millions	Resale agreements	Securities borrowed	Repurchase agreements	Securities loaned
As of June 2023
Included in the consolidated balance sheets
Gross carrying value	$291,665	$189,468	$314,784	$49,032
Counterparty netting	(91,801)	(1,029)	(91,801)	(1,029)
Total	199,864	188,439	222,983	48,003

Amounts not offset
Counterparty netting	(33,262)	(5,584)	(33,262)	(5,584)
Collateral	(161,155)	(173,714)	(187,475)	(42,148)
Total	$5,447	$9,141	$2,246	$271
As of December 2022
Included in the consolidated balance sheets
Gross carrying value	$334,042	$199,623	$219,274	$41,309
Counterparty netting	(108,925)	(10,582)	(108,925)	(10,582)
Total	225,117	189,041	110,349	30,727

Amounts not offset
Counterparty netting	(15,350)	(4,576)	(15,350)	(4,576)
Collateral	(204,843)	(171,997)	(92,997)	(25,578)
Total	$4,924	$12,468	$2,002	$573
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
•Resale agreements included in the consolidated balance sheets of $199.61 billion as of June 2023 and $225.12 billion as of December 2022 and all repurchase agreements included in the consolidated balance sheets are carried at fair value under the fair value option. See Note 4 for further information about the valuation techniques and significant inputs used to determine fair value.
•Securities borrowed included in the consolidated balance sheets of $37.40 billion as of June 2023 and $38.58 billion as of December 2022, and securities loaned included in the consolidated balance sheets of $8.35 billion as of June 2023 and $4.37 billion as of December 2022 were at fair value under the fair value option. See Note 5 for further information about securities borrowed and securities loaned accounted for at fair value.

53	Goldman Sachs June 2023 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Gross Carrying Value of Repurchase Agreements and Securities Loaned
The table below presents the gross carrying value of repurchase agreements and securities loaned by class of collateral pledged.

$ in millions	Repurchase agreements	Securities loaned
As of June 2023
Money market instruments	$1,456	$–
U.S. government and agency obligations	200,687	96
Non-U.S. government and agency obligations	86,412	715
Securities backed by commercial real estate	254	–
Securities backed by residential real estate	541	–
Corporate debt securities	15,802	392
State and municipal obligations	4	–
Other debt obligations	233	–
Equity securities	9,395	47,829
Total	$314,784	$49,032
As of December 2022
Money market instruments	$10	$–
U.S. government and agency obligations	112,825	55
Non-U.S. government and agency obligations	87,828	594
Securities backed by commercial real estate	172	–
Securities backed by residential real estate	466	–
Corporate debt securities	11,398	295
State and municipal obligations	143	–
Other debt obligations	108	–
Equity securities	6,324	40,365
Total	$219,274	$41,309
The table below presents the gross carrying value of repurchase agreements and securities loaned by maturity.

	As of June 2023
$ in millions	Repurchase agreements	Securities loaned
No stated maturity and overnight	$136,799	$31,327
2 - 30 days	89,244	805
31 - 90 days	40,838	114
91 days - 1 year	34,035	8,886
Greater than 1 year	13,868	7,900
Total	$314,784	$49,032
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
•Liabilities of consolidated investment entities and consolidated VIEs;
•Transfers of assets accounted for as financings rather than sales (e.g., pledged commodities, bank loans and mortgage whole loans); and
•Other structured financing arrangements.
Other secured financings included nonrecourse arrangements. Nonrecourse other secured financings were $7.41 billion as of June 2023 and $7.94 billion as of December 2022.
The firm has elected to apply the fair value option to substantially all other secured financings because the use of fair value eliminates non-economic volatility in earnings that would arise from using different measurement attributes. See Note 10 for further information about other secured financings that are accounted for at fair value.
Other secured financings that are not recorded at fair value are recorded based on the amount of cash received plus accrued interest, which generally approximates fair value. As these financings are not accounted for at fair value, they are not included in the firm’s fair value hierarchy in Notes 4 and 5. Had these financings been included in the firm’s fair value hierarchy, substantially all would have been classified in level 3 as of both June 2023 and December 2022.

Goldman Sachs June 2023 Form 10-Q	54

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
The table below presents information about other secured financings.

$ in millions	U.S. Dollar	Non-U.S. Dollar	Total
As of June 2023
Other secured financings (short-term):
At fair value	$3,204	$3,373	$6,577
At amortized cost	404	360	764
Other secured financings (long-term):
At fair value	3,307	2,511	5,818
At amortized cost	284	–	284
Total other secured financings	$7,199	$6,244	$13,443

Other secured financings collateralized by:
Financial instruments	$2,864	$5,285	$8,149
Other assets	$4,335	$959	$5,294
As of December 2022
Other secured financings (short-term):
At fair value	$3,478	$2,963	$6,441
At amortized cost	398	–	398
Other secured financings (long-term):
At fair value	3,793	2,522	6,315
At amortized cost	395	397	792
Total other secured financings	$8,064	$5,882	$13,946

Other secured financings collateralized by:
Financial instruments	$3,817	$4,895	$8,712
Other assets	$4,247	$987	$5,234
In the table above:
•Short-term other secured financings includes financings maturing within one year of the financial statement date and financings that are redeemable within one year of the financial statement date at the option of the holder.
•U.S. dollar-denominated short-term other secured financings at amortized cost had a weighted average interest rate of 6.34% as of June 2023 and 5.56% as of December 2022. These rates include the effect of hedging activities.
•Non-U.S. dollar-denominated short-term other secured financings at amortized cost had a weighted average interest rate of 0.47% as of June 2023. This rate includes the effect of hedging activities.
•U.S. dollar-denominated long-term other secured financings at amortized cost had a weighted average interest rate of 3.71% as of June 2023 and 3.54% as of December 2022. These rates include the effect of hedging activities.
•Non-U.S. dollar-denominated long-term other secured financings at amortized cost had a weighted average interest rate of 0.45% as of December 2022. This rate includes the effect of hedging activities.
•Total other secured financings included $1.96 billion as of June 2023 and $1.69 billion as of December 2022 related to transfers of financial assets accounted for as financings rather than sales. Such financings were collateralized by financial assets, primarily included in trading assets, of $1.93 billion as of June 2023 and $1.64 billion as of December 2022.
•Other secured financings collateralized by financial instruments included $6.36 billion as of June 2023 and $7.49 billion as of December 2022 of other secured financings collateralized by trading assets, investments and loans, and included $1.79 billion as of June 2023 and $1.22 billion as of December 2022 of other secured financings collateralized by financial instruments received as collateral and repledged.
The table below presents other secured financings by maturity.

As of
$ in millions	June 2023
Other secured financings (short-term)	$7,341
Other secured financings (long-term):
2024	1,712
2025	1,339
2026	498
2027	150
2028	779
2029 - thereafter	1,624
Total other secured financings (long-term)	6,102
Total other secured financings	$13,443
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

55	Goldman Sachs June 2023 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
The table below presents financial instruments at fair value received as collateral that were available to be delivered or repledged and were delivered or repledged.

	As of
	June	December
$ in millions	2023	2022
Collateral available to be delivered or repledged	$943,301	$971,699
Collateral that was delivered or repledged	$818,831	$797,919
The table below presents information about assets pledged.

	As of
	June	December
$ in millions	2023	2022
Pledged to counterparties that had the right to deliver or repledge
Trading assets	$90,993	$40,143
Investments	$8,968	$9,818

Pledged to counterparties that did not have the right to deliver or repledge
Trading assets	$115,894	$70,912
Investments	$17,719	$1,726
Loans	$8,147	$6,600
Other assets	$6,946	$7,525
The firm also segregates securities for regulatory and other purposes related to client activity. Such securities are segregated from trading assets and investments, as well as from securities received as collateral under resale agreements and securities borrowed transactions. Securities segregated by the firm were $32.34 billion as of June 2023 and $49.60 billion as of December 2022.
Note 12.
Other Assets
The table below presents other assets by type.

	As of
	June	December
$ in millions	2023	2022
Property, leasehold improvements and equipment	$15,485	$17,074
Goodwill	5,942	6,374
Identifiable intangible assets	1,921	2,009
Operating lease right-of-use assets	2,132	2,172
Income tax-related assets	7,670	7,012
Miscellaneous receivables and other	5,692	4,567
Total	$38,842	$39,208

Property, Leasehold Improvements and Equipment
Property, leasehold improvements and equipment is net of accumulated depreciation and amortization of $13.65 billion as of June 2023 and $12.19 billion as of December 2022. Property, leasehold improvements and equipment included $6.93 billion as of June 2023 and $7.17 billion as of December 2022 that the firm uses in connection with its operations, and $64 million as of June 2023 and $89 million as of December 2022 of foreclosed real estate primarily related to distressed loans that were purchased by the firm. The remainder is held by investment entities, including VIEs, consolidated by the firm. Substantially all property and equipment is depreciated on a straight-line basis over the useful life of the asset. Leasehold improvements are amortized on a straight-line basis over the shorter of the useful life of the improvement or the term of the lease. Capitalized costs of software developed or obtained for internal use are amortized on a straight-line basis over three years.
The firm tests property, leasehold improvements and equipment for impairment when events or changes in circumstances suggest that an asset’s or asset group’s carrying value may not be fully recoverable. To the extent the carrying value of an asset or asset group exceeds the projected undiscounted cash flows expected to result from the use and eventual disposal of the asset or asset group, the firm determines the asset or asset group is impaired and records an impairment equal to the difference between the estimated fair value and the carrying value of the asset or asset group. In addition, the firm will recognize an impairment prior to the sale of an asset or asset group if the carrying value of the asset or asset group exceeds its estimated fair value. Any impairments recognized are included in depreciation and amortization.
The firm had impairments of approximately $485 million during the three months ended June 2023 and of approximately $840 million during the six months ended June 2023, related to commercial real estate included within consolidated investment entities. In addition, the firm had impairments of approximately $35 million related to capitalized software during the six months ended June 2023. Substantially all of these impairments were included within Asset & Wealth Management. There were no material impairments during either the three or six months ended June 2022.

Goldman Sachs June 2023 Form 10-Q	56

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Goodwill
Goodwill is the cost of acquired companies in excess of the fair value of net assets, including identifiable intangible assets, at the acquisition date.
The table below presents the carrying value of goodwill by reporting unit.

	As of
	June	December
$ in millions	2023	2022
Global Banking & Markets:
Investment banking	$267	$267
FICC	269	269
Equities	2,647	2,647
Asset & Wealth Management:
Asset management	1,405	1,385
Wealth management	1,340	1,310
Platform Solutions:
Consumer platforms	–	482
Transaction banking and other	14	14
Total	$5,942	$6,374
In the table above:
•The decrease in goodwill from December 2022 to June 2023 was attributable to the impairment of goodwill associated with Consumer platforms. During the first quarter of 2023, goodwill for Consumer platforms increased by $22 million as a result of an updated purchase price allocation related to the GreenSky acquisition. In connection with the exploration of a potential sale of GreenSky, the firm performed a quantitative goodwill test and determined that the goodwill associated with Consumer platforms was impaired, and accordingly, recorded a $504 million impairment in the second quarter of 2023.
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
The quantitative goodwill test compares the estimated fair value of each reporting unit with its carrying value (including goodwill and identifiable intangible assets). If the reporting unit’s estimated fair value exceeds its carrying value, goodwill is not impaired. An impairment is recognized if the estimated fair value of a reporting unit is less than its carrying value and any such impairment is included in depreciation and amortization.
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
Based on the evaluation of relevant factors during the second quarter of 2023, other than the impairment noted above, the firm determined that it was more likely than not that the estimated fair value of each of the reporting units exceeded its respective carrying value as of June 2023.
Identifiable Intangible Assets
The table below presents identifiable intangible assets by type.

	As of
	June	December
$ in millions	2023	2022
Customer lists and merchant relationships
Gross carrying value	$3,235	$3,225
Accumulated amortization	(1,360)	(1,275)
Net carrying value	1,875	1,950

Acquired leases and other
Gross carrying value	485	486
Accumulated amortization	(439)	(427)
Net carrying value	46	59

Total gross carrying value	3,720	3,711
Total accumulated amortization	(1,799)	(1,702)
Total net carrying value	$1,921	$2,009
During the six months ended June 2023, the amount of intangible assets acquired by the firm was not material. The firm acquired approximately $1.79 billion of identifiable intangible assets (with a weighted average amortization period of 13 years) during 2022, substantially all in connection with the acquisitions of GreenSky and NNIP. Substantially all of these identifiable intangible assets consisted of customer lists and merchant relationships.
Substantially all of the firm’s identifiable intangible assets have finite useful lives and are amortized over their estimated useful lives generally using the straight-line method.

57	Goldman Sachs June 2023 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
The tables below present information about the amortization of identifiable intangible assets.

	Three Months Ended June		Six Months Ended June
$ in millions	2023	2022	2023	2022
Amortization	$48	$51	$100	$70

As of
$ in millions	June 2023
Estimated future amortization
Remainder of 2023	$100
2024	$189
2025	$172
2026	$165
2027	$164
2028	$163
The firm tests identifiable intangible assets for impairment when events or changes in circumstances suggest that an asset’s or asset group’s carrying value may not be fully recoverable. To the extent the carrying value of an asset or asset group exceeds the projected undiscounted cash flows expected to result from the use and eventual disposal of the asset or asset group, the firm determines the asset or asset group is impaired and records an impairment equal to the difference between the estimated fair value and the carrying value of the asset or asset group. In addition, the firm will recognize an impairment prior to the sale of an asset or asset group if the carrying value of the asset or asset group exceeds its estimated fair value. There were no material impairments during each of the three and six months ended June 2023 or June 2022.
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
An operating lease right-of-use asset is initially determined based on the operating lease liability, adjusted for initial direct costs, lease incentives and amounts paid at or prior to lease commencement. This amount is then amortized over the lease term. Right-of-use assets and operating lease liabilities recognized (in non-cash transactions for leases entered into or assumed) by the firm were $43 million for the three months ended June 2023, $49 million for the three months ended June 2022, $81 million for the six months ended June 2023 and $116 million for the six months ended June 2022. See Note 15 for information about operating lease liabilities.
For leases where the firm will derive no economic benefit from leased space that it has vacated or where the firm has shortened the term of a lease when space is no longer needed, the firm will record an impairment or accelerated amortization of right-of-use assets. There were no material impairments or accelerated amortizations during each of the three and six months ended June 2023 or June 2022.
Miscellaneous Receivables and Other
Miscellaneous receivables and other included:
•Investments in qualified affordable housing projects of $1.32 billion as of June 2023 and $793 million as of December 2022. The firm accounts for these investments using the proportional amortization method such that the investment is amortized in proportion to the income tax credits received on such investments. The amortization of investments and the related income tax credit are recorded as a component of the provision for taxes. The impact of the amortization and the related tax credits was not material for either the three or six months ended June 2023 or June 2022.
•Assets classified as held for sale of $477 million as of June 2023 and $285 million as of December 2022 related to certain of the firm’s consolidated investments within Asset & Wealth Management, substantially all of which consisted of property and equipment.
Note 13.
Deposits
The table below presents the types and sources of deposits.

$ in millions	Savings and Demand	Time	Total
As of June 2023
Consumer	$115,679	$32,631	$148,310
Private bank	82,728	8,136	90,864
Brokered certificates of deposit	–	38,818	38,818
Deposit sweep programs	33,614	–	33,614
Transaction banking	68,465	2,783	71,248
Other	1,174	14,825	15,999
Total	$301,660	$97,193	$398,853
As of December 2022
Consumer	$98,580	$21,330	$119,910
Private bank	94,133	11,716	105,849
Brokered certificates of deposit	–	32,624	32,624
Deposit sweep programs	44,819	–	44,819
Transaction banking	65,155	5,069	70,224
Other	808	12,431	13,239
Total	$303,495	$83,170	$386,665

Goldman Sachs June 2023 Form 10-Q	58

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
In the table above:
•Substantially all deposits are interest-bearing.
•Savings and demand accounts consist of money market deposit accounts, negotiable order of withdrawal accounts and demand deposit accounts that have no stated maturity or expiration date.
•Time deposits included $17.71 billion as of June 2023 and $15.75 billion as of December 2022 of deposits accounted for at fair value under the fair value option. See Note 10 for further information about deposits accounted for at fair value.
•Time deposits had a weighted average maturity of approximately 0.8 years as of June 2023 and 0.9 years as of December 2022.
•Consumer deposits consist of deposits from both Marcus and Apple Card customers.
•Deposit sweep programs include long-term contractual agreements with U.S. broker-dealers who sweep client cash to FDIC-insured deposits.
•Transaction banking deposits consist of deposits that the firm raised through its cash management services business for corporate and other institutional clients.
•Other deposits are substantially all from institutional clients.
•Deposits insured by the FDIC were $211.21 billion as of June 2023 and $184.88 billion as of December 2022.
•Deposits insured by non-U.S. insurance programs were $25.89 billion as of June 2023 and $31.74 billion as of December 2022. The decline in insured deposits from December 2022 reflected a change in an insurance program that became effective in January 2023, which reduced the population of deposit accounts eligible for insurance coverage and lowered the applicable insurance limits.
The table below presents the location of deposits.

	As of
	June	December
$ in millions	2023	2022
U.S. offices	$319,597	$313,598
Non-U.S. offices	79,256	73,067
Total	$398,853	$386,665
In the table above, U.S. deposits were held at Goldman Sachs Bank USA (GS Bank USA) and substantially all non-U.S. deposits were held at Goldman Sachs International Bank (GSIB) and Goldman Sachs Bank Europe SE (GSBE).

The table below presents maturities of time deposits held in U.S. and non-U.S. offices.

	As of June 2023
$ in millions	U.S.	Non-U.S.	Total
Remainder of 2023	$26,029	$14,485	$40,514
2024	39,953	5,737	45,690
2025	4,062	528	4,590
2026	2,690	285	2,975
2027	1,254	193	1,447
2028	640	186	826
2029 - thereafter	934	217	1,151
Total	$75,562	$21,631	$97,193
As of June 2023, deposits in U.S. offices included $13.49 billion and deposits in non-U.S. offices included $20.69 billion of time deposits in denominations that met or exceeded the applicable insurance limits, or were otherwise not covered by insurance.
The firm’s savings and demand deposits are recorded based on the amount of cash received plus accrued interest, which approximates fair value. In addition, the firm designates certain derivatives as fair value hedges to convert a portion of its time deposits not accounted for at fair value from fixed-rate obligations into floating-rate obligations. The carrying value of time deposits not accounted for at fair value approximated fair value as of both June 2023 and December 2022. As these savings and demand deposits and time deposits are not accounted for at fair value, they are not included in the firm’s fair value hierarchy in Notes 4 and 5. Had these deposits been included in the firm’s fair value hierarchy, they would have been classified in level 2 as of both June 2023 and December 2022.

59	Goldman Sachs June 2023 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Note 14.
Unsecured Borrowings
The table below presents information about unsecured borrowings.

	As of
	June	December
$ in millions	2023	2022
Unsecured short-term borrowings	$70,056	$60,961
Unsecured long-term borrowings	230,813	247,138
Total	$300,869	$308,099
Unsecured Short-Term Borrowings
Unsecured short-term borrowings includes the portion of unsecured long-term borrowings maturing within one year of the financial statement date and unsecured long-term borrowings that are redeemable within one year of the financial statement date at the option of the holder.
The firm accounts for certain hybrid financial instruments at fair value under the fair value option. See Note 10 for further information about unsecured short-term borrowings that are accounted for at fair value. In addition, the firm designates certain derivatives as fair value hedges to convert a portion of its unsecured short-term borrowings not accounted for at fair value from fixed-rate obligations into floating-rate obligations. The carrying value of unsecured short-term borrowings that are not recorded at fair value generally approximates fair value due to the short-term nature of the obligations. As these unsecured short-term borrowings are not accounted for at fair value, they are not included in the firm’s fair value hierarchy in Notes 4 and 5. Had these borrowings been included in the firm’s fair value hierarchy, substantially all would have been classified in level 2 as of both June 2023 and December 2022.
The table below presents information about unsecured short-term borrowings.

	As of
	June	December
$ in millions	2023	2022
Current portion of unsecured long-term borrowings	$45,763	$38,635
Hybrid financial instruments	21,506	18,383
Commercial paper	79	1,718
Other unsecured short-term borrowings	2,708	2,225
Total unsecured short-term borrowings	$70,056	$60,961
Weighted average interest rate	3.44%	3.71%
In the table above, the weighted average interest rates for these borrowings include the effect of hedging activities and exclude unsecured short-term borrowings accounted for at fair value under the fair value option. See Note 7 for further information about hedging activities.

Unsecured Long-Term Borrowings
The table below presents information about unsecured long-term borrowings.

$ in millions	U.S. Dollar	Non-U.S. Dollar	Total
As of June 2023
Fixed-rate obligations	$111,430	$34,274	$145,704
Floating-rate obligations	52,739	32,370	85,109
Total	$164,169	$66,644	$230,813
As of December 2022
Fixed-rate obligations	$118,986	$38,538	$157,524
Floating-rate obligations	55,689	33,925	89,614
Total	$174,675	$72,463	$247,138
In the table above:
•Unsecured long-term borrowings consists principally of senior borrowings, which have maturities extending through 2061.
•Floating-rate obligations includes equity-linked, credit-linked and indexed instruments. Floating interest rates are generally based on SOFR, Euro Interbank Offered Rate or USD London Interbank Offered Rate (LIBOR). In connection with the cessation of USD LIBOR, as of July 1, 2023, the firm replaced the USD LIBOR rate with term SOFR plus the statutorily prescribed tenor spread.
•U.S. dollar-denominated debt had interest rates ranging from 0.66% to 6.75% (with a weighted average rate of 3.56%) as of June 2023 and 0.66% to 6.75% (with a weighted average rate of 3.51%) as of December 2022. These rates exclude unsecured long-term borrowings accounted for at fair value under the fair value option.
•Non-U.S. dollar-denominated debt had interest rates ranging from 0.13% to 7.25% (with a weighted average rate of 2.02%) as of June 2023 and 0.13% to 7.25% (with a weighted average rate of 1.85%) as of December 2022. These rates exclude unsecured long-term borrowings accounted for at fair value under the fair value option.

Goldman Sachs June 2023 Form 10-Q	60

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
The table below presents unsecured long-term borrowings by maturity.

As of
$ in millions	June 2023
2024	$23,666
2025	37,807
2026	23,707
2027	33,234
2028	23,098
2029 - thereafter	89,301
Total	$230,813
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
•Unsecured long-term borrowings included $(14.53) billion of adjustments to the carrying value of certain unsecured long-term borrowings resulting from the application of hedge accounting by year of maturity as follows: $(207) million in 2024, $(1.15) billion in 2025, $(820) million in 2026, $(1.58) billion in 2027, $(1.64) billion in 2028 and $(9.13) billion in 2029 and thereafter.
The firm designates certain derivatives as fair value hedges to convert a portion of fixed-rate unsecured long-term borrowings not accounted for at fair value into floating-rate obligations. See Note 7 for further information about hedging activities.

The table below presents unsecured long-term borrowings, after giving effect to such hedging activities.

	As of
	June	December
$ in millions	2023	2022
Fixed-rate obligations:
At fair value	$7,693	$6,147
At amortized cost	10,915	6,065
Floating-rate obligations:
At fair value	66,619	67,000
At amortized cost	145,586	167,926
Total	$230,813	$247,138
In the table above, the aggregate amounts of unsecured long-term borrowings had weighted average interest rates of 5.67% (2.92% related to fixed-rate obligations and 5.85% related to floating-rate obligations) as of June 2023 and 4.97% (4.08% related to fixed-rate obligations and 5.00% related to floating-rate obligations) as of December 2022. These rates exclude unsecured long-term borrowings accounted for at fair value under the fair value option.
The carrying value of unsecured long-term borrowings for which the firm did not elect the fair value option was $156.50 billion as of June 2023 and $173.99 billion as of December 2022. The estimated fair value of such unsecured long-term borrowings was $158.07 billion as of June 2023 and $173.70 billion as of December 2022. As these borrowings are not accounted for at fair value, they are not included in the firm’s fair value hierarchy in Notes 4 and 5. Had these borrowings been included in the firm’s fair value hierarchy, substantially all would have been classified in level 2 as of both June 2023 and December 2022.

61	Goldman Sachs June 2023 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Subordinated Borrowings
Unsecured long-term borrowings includes subordinated debt and junior subordinated debt. Subordinated debt that matures within one year is included in unsecured short-term borrowings. Junior subordinated debt is junior in right of payment to other subordinated borrowings, which are junior to senior borrowings. Long-term subordinated debt had maturities ranging from 2025 to 2045 as of both June 2023 and December 2022.
The table below presents information about subordinated borrowings.

$ in millions	Par Amount	Carrying Value	Rate
As of June 2023
Subordinated debt	$12,200	$11,760	7.45%
Junior subordinated debt	968	1,046	6.01%
Total	$13,168	$12,806	7.35%
As of December 2022
Subordinated debt	$12,261	$11,882	6.40%
Junior subordinated debt	968	1,054	4.86%
Total	$13,229	$12,936	6.29%
In the table above, the rate is the weighted average interest rate for these borrowings (excluding borrowings accounted for at fair value under the fair value option), including the effect of fair value hedges used to convert fixed-rate obligations into floating-rate obligations. See Note 7 for further information about hedging activities.
Junior Subordinated Debt
In 2004, Group Inc. issued $2.84 billion of junior subordinated debt to Goldman Sachs Capital I, a Delaware statutory trust. Goldman Sachs Capital I issued $2.75 billion of guaranteed preferred beneficial interests (Trust Preferred securities) to third parties and $85 million of common beneficial interests to Group Inc. As of both June 2023 and December 2022, the outstanding par amount of junior subordinated debt held by Goldman Sachs Capital I was $968 million and the outstanding par amount of Trust Preferred securities and common beneficial interests issued by Goldman Sachs Capital I was $939 million and $29 million, respectively. Goldman Sachs Capital I is a wholly-owned finance subsidiary of the firm for regulatory and legal purposes but is not consolidated for accounting purposes.

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

Note 15.
Other Liabilities
The table below presents other liabilities by type.

	As of
	June	December
$ in millions	2023	2022
Compensation and benefits	$4,736	$7,225
Income tax-related liabilities	2,674	2,669
Operating lease liabilities	2,113	2,154
Noncontrolling interests	531	649
Employee interests in consolidated funds	21	25
Accrued expenses and other	8,496	8,733
Total	$18,571	$21,455

Goldman Sachs June 2023 Form 10-Q	62

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
The table below presents information about operating lease liabilities.

$ in millions	Operating lease liabilities
As of June 2023
Remainder of 2023	$145
2024	354
2025	295
2026	251
2027	218
2028 - thereafter	1,510
Total undiscounted lease payments	2,773
Imputed interest	(660)
Total operating lease liabilities	$2,113

Weighted average remaining lease term	13 years
Weighted average discount rate	3.80%
As of December 2022
2023	$325
2024	334
2025	283
2026	236
2027	203
2028 - thereafter	1,424
Total undiscounted lease payments	2,805
Imputed interest	(651)
Total operating lease liabilities	$2,154

Weighted average remaining lease term	13 years
Weighted average discount rate	3.66%
In the table above, the weighted average discount rate represents the firm’s incremental borrowing rate as of January 2019 for operating leases existing on the date of adoption of ASU No. 2016-02, “Leases (Topic 842),” and at the lease inception date for leases entered into subsequent to the adoption of this ASU.
Operating lease costs were $119 million for the three months ended June 2023, $117 million for the three months ended June 2022, $238 million for the six months ended June 2023 and $237 million for the six months ended June 2022. Variable lease costs, which are included in operating lease costs, were not material for each of the three and six months ended June 2023 and June 2022. Total occupancy expenses for space held in excess of the firm’s current requirements were not material for each of the three and six months ended June 2023 and June 2022.
Lease payments relating to operating lease arrangements that were signed but had not yet commenced were $1.38 billion as of June 2023.

Accrued Expenses and Other
Accrued expenses and other included:
•Liabilities classified as held for sale were $527 million as of June 2023 and were related to certain of the firm's consolidated investments within Asset & Wealth Management, substantially all of which consisted of other secured financings. There were no material liabilities classified as held for sale as of December 2022. See Note 12 for further information about assets held for sale.
•Contract liabilities, which represent consideration received by the firm in connection with its contracts with clients prior to providing the service, were $128 million as of June 2023 and $113 million as of December 2022.
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

63	Goldman Sachs June 2023 Form 10-Q

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

	Three Months Ended June		Six Months Ended June
$ in millions	2023	2022	2023	2022
Residential mortgages	$11,460	$8,626	$18,957	$20,009
Commercial mortgages	794	5,293	1,397	11,514
Other financial assets	532	1,090	996	2,772
Total financial assets securitized	$12,786	$15,009	$21,350	$34,295
Retained interests cash flows	$124	$152	$234	$331
The firm securitized assets of $66 million during the three months ended June 2023, $199 million during the three months ended June 2022, $110 million during the six months ended June 2023 and $399 million during the six months ended June 2022, in a non-cash exchange for loans and investments.
The table below presents information about nonconsolidated securitization entities to which the firm sold assets and had continuing involvement as of the end of the period.

$ in millions	Outstanding Principal Amount	Retained Interests	Purchased Interests
As of June 2023
U.S. government agency-issued CMOs	$44,447	$1,742	$–
Other residential mortgage-backed	29,339	1,279	90
Other commercial mortgage-backed	60,497	1,287	88
Corporate debt and other asset-backed	8,491	592	30
Total	$142,774	$4,900	$208
As of December 2022
U.S. government agency-issued CMOs	$38,617	$1,835	$–
Other residential mortgage-backed	27,075	1,461	117
Other commercial mortgage-backed	59,688	1,349	82
Corporate debt and other asset-backed	8,750	398	46
Total	$134,130	$5,043	$245

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
•The fair value of retained interests was $4.84 billion as of June 2023 and $5.03 billion as of December 2022.
In addition to the interests in the table above, the firm had other continuing involvement in the form of derivative transactions and commitments with certain nonconsolidated VIEs. The carrying value of these derivatives and commitments was a net asset of $84 million as of June 2023 and $72 million as of December 2022, and the notional amount of these derivatives and commitments was $1.84 billion as of June 2023 and $1.90 billion as of December 2022. The notional amounts of these derivatives and commitments are included in maximum exposure to loss in the nonconsolidated VIE table in Note 17. Additionally, the firm has provided seller financing of approximately $2.6 billion in connection with the sale of $3.24 billion of Marcus loans.

Goldman Sachs June 2023 Form 10-Q	64

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
The table below presents information about the weighted average key economic assumptions used in measuring the fair value of mortgage-backed retained interests.

	As of
	June	December
$ in millions	2023	2022
Fair value of retained interests	$4,258	$4,644
Weighted average life (years)	6.8	6.6
Constant prepayment rate	8.0%	7.7%
Impact of 10% adverse change	$(36)	$(27)
Impact of 20% adverse change	$(69)	$(48)
Discount rate	7.8%	9.5%
Impact of 10% adverse change	$(129)	$(138)
Impact of 20% adverse change	$(249)	$(266)
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
The firm has other retained interests not reflected in the table above with a fair value of $577 million and a weighted average life of 6.1 years as of June 2023, and a fair value of $384 million and a weighted average life of 6.4 years as of December 2022. Due to the nature and fair value of certain of these retained interests, the weighted average assumptions for constant prepayment and discount rates and the related sensitivity to adverse changes are not meaningful as of both June 2023 and December 2022. The firm’s maximum exposure to adverse changes in the value of these interests is the carrying value of $592 million as of June 2023 and $398 million as of December 2022.

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

65	Goldman Sachs June 2023 Form 10-Q

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
Nonconsolidated VIEs
The table below presents a summary of the nonconsolidated VIEs in which the firm holds variable interests.

	As of
	June	December
$ in millions	2023	2022
Total nonconsolidated VIEs
Assets in VIEs	$199,174	$181,697
Carrying value of variable interests — assets	$14,608	$12,325
Carrying value of variable interests — liabilities	$1,046	$659
Maximum exposure to loss:
Retained interests	$4,900	$5,043
Purchased interests	917	861
Commitments and guarantees	3,155	3,087
Derivatives	8,451	8,802
Debt and equity	8,418	6,026
Total	$25,841	$23,819
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

Goldman Sachs June 2023 Form 10-Q	66

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
The table below presents information, by principal business activity, for nonconsolidated VIEs included in the summary table above.

	As of
	June	December
$ in millions	2023	2022
Mortgage-backed
Assets in VIEs	$135,690	$127,290
Carrying value of variable interests — assets	$4,580	$4,977
Maximum exposure to loss:
Retained interests	$4,308	$4,645
Purchased interests	272	332
Commitments and guarantees	41	64
Derivatives	2	2
Total	$4,623	$5,043

Real estate, credit- and power-related and other investing
Assets in VIEs	$36,903	$29,193
Carrying value of variable interests — assets	$4,591	$4,415
Carrying value of variable interests — liabilities	$363	$2
Maximum exposure to loss:
Commitments and guarantees	$2,983	$2,679
Debt and equity	4,590	4,414
Total	$7,573	$7,093

Corporate debt and other asset-backed
Assets in VIEs	$22,182	$19,428
Carrying value of variable interests — assets	$5,343	$2,817
Carrying value of variable interests — liabilities	$683	$657
Maximum exposure to loss:
Retained interests	$592	$398
Purchased interests	645	529
Commitments and guarantees	128	190
Derivatives	8,449	8,800
Debt and equity	3,734	1,496
Total	$13,548	$11,413

Investments in funds
Assets in VIEs	$4,399	$5,786
Carrying value of variable interests — assets	$94	$116
Maximum exposure to loss:
Commitments and guarantees	$3	$154
Debt and equity	94	116
Total	$97	$270
As of both June 2023 and December 2022, the carrying values of the firm’s variable interests in nonconsolidated VIEs are included in the consolidated balance sheets as follows:
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

Consolidated VIEs
The table below presents a summary of the carrying value and balance sheet classification of assets and liabilities in consolidated VIEs.

	As of
	June	December
$ in millions	2023	2022
Total consolidated VIEs
Assets
Cash and cash equivalents	$332	$348
Customer and other receivables	2	7
Trading assets	107	103
Investments	83	101
Loans	936	1,177
Other assets	291	336
Total	$1,751	$2,072

Liabilities
Other secured financings	$831	$952
Customer and other payables	3	51
Trading liabilities	–	9
Unsecured short-term borrowings	60	58
Unsecured long-term borrowings	16	16
Other liabilities	119	112
Total	$1,029	$1,198
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
•Substantially all assets can only be used to settle obligations of the VIE.

67	Goldman Sachs June 2023 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
The table below presents information, by principal business activity, for consolidated VIEs included in the summary table above.

	As of
	June	December
$ in millions	2023	2022
Real estate, credit-related and other investing
Assets
Cash and cash equivalents	$313	$339
Customer and other receivables	2	7
Trading assets	39	42
Investments	83	101
Loans	936	1,177
Other assets	291	336
Total	$1,664	$2,002

Liabilities
Other secured financings	$145	$170
Customer and other payables	3	51
Trading liabilities	–	9
Other liabilities	119	112
Total	$267	$342

Corporate debt and other asset-backed
Assets
Cash and cash equivalents	$19	$9
Trading assets	14	20
Total	$33	$29

Liabilities
Other secured financings	$369	$482
Total	$369	$482

Principal-protected notes
Assets
Trading assets	$54	$41
Total	$54	$41

Liabilities
Other secured financings	$317	$300
Unsecured short-term borrowings	60	58
Unsecured long-term borrowings	16	16
Total	$393	$374
In the table above:
•The majority of the assets in principal-protected notes VIEs are intercompany and are eliminated in consolidation.
•Creditors and beneficial interest holders of real estate, credit-related and other investing VIEs do not have recourse to the general credit of the firm.

Note 18.
Commitments, Contingencies and Guarantees
Commitments
The table below presents commitments by type.

	As of
	June	December
$ in millions	2023	2022
Commitment Type
Commercial lending:
Investment-grade	$103,428	$100,438
Non-investment-grade	58,818	53,486
Warehouse financing	8,995	9,116
Consumer	72,034	64,098
Total lending	243,275	227,138
Risk participations	8,847	9,173
Collateralized agreement	119,445	105,301
Collateralized financing	31,396	22,532
Investment	6,647	7,705
Other	7,245	9,690
Total commitments	$416,855	$381,539
The table below presents commitments by expiration.

	As of June 2023
	Remainder	2024 -	2026 -	2028 -
$ in millions	of 2023	2025	2027	Thereafter
Commitment Type
Commercial lending:
Investment-grade	$7,560	$25,959	$51,720	$18,189
Non-investment-grade	2,588	16,974	26,164	13,092
Warehouse financing	639	5,745	2,361	250
Consumer	71,410	624	–	–
Total lending	82,197	49,302	80,245	31,531
Risk participations	1,441	3,184	3,573	649
Collateralized agreement	115,975	3,470	–	–
Collateralized financing	30,596	800	–	–
Investment	1,050	1,349	1,626	2,622
Other	6,268	748	–	229
Total commitments	$237,527	$58,853	$85,444	$35,031
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

Goldman Sachs June 2023 Form 10-Q	68

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
The table below presents information about lending commitments.

	As of
	June	December
$ in millions	2023	2022
Held for investment	$236,292	$222,689
Held for sale	5,958	3,355
At fair value	1,025	1,094
Total	$243,275	$227,138
In the table above:
•Held for investment lending commitments are accounted for at amortized cost. The carrying value of lending commitments was a liability of $977 million (including allowance for credit losses of $777 million) as of June 2023 and $1.01 billion (including allowance for credit losses of $774 million) as of December 2022. The estimated fair value of such lending commitments was a liability of $5.78 billion as of June 2023 and $5.95 billion as of December 2022. Had these lending commitments been carried at fair value and included in the fair value hierarchy, $2.94 billion as of June 2023 and $3.11 billion as of December 2022 would have been classified in level 2, and $2.84 billion as of June 2023 and $2.84 billion as of December 2022 would have been classified in level 3.
•Held for sale lending commitments are accounted for at the lower of cost or fair value. The carrying value of lending commitments held for sale was a liability of $93 million as of June 2023 and $88 million as of December 2022. The estimated fair value of such lending commitments approximates the carrying value. Had these lending commitments been included in the fair value hierarchy, they would have been primarily classified in level 3 as of both June 2023 and December 2022.
•Gains or losses related to lending commitments at fair value, if any, are generally recorded net of any fees in other principal transactions.

Commercial Lending. The firm’s commercial lending commitments were primarily extended to investment-grade corporate borrowers. Such commitments primarily included $134.27 billion as of June 2023 and $127.60 billion as of December 2022, related to relationship lending activities (principally used for operating and general corporate purposes), and $10.17 billion as of June 2023 and $7.71 billion as of December 2022, related to other investment banking activities (generally extended for contingent acquisition financing and are often intended to be short-term in nature, as borrowers often seek to replace them with other funding sources). The firm also extends lending commitments in connection with other types of corporate lending, commercial real estate financing and other collateralized lending. See Note 9 for further information about funded loans.
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
Consumer. The firm’s consumer lending commitments includes:
•Credit card lines issued by the firm to consumers were $69.54 billion as of June 2023 and $62.22 billion as of December 2022. These credit card lines are cancellable by the firm.
•Commitments to provide unsecured installment loans to consumers were $2.50 billion as of June 2023 and $1.88 billion as of December 2022.
Risk Participations
The firm also risk participates certain of its commercial lending commitments to other financial institutions. In the event of a risk participant’s default, the firm will be responsible to fund the borrower.

69	Goldman Sachs June 2023 Form 10-Q

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
Investment Commitments
Investment commitments includes commitments to invest in private equity, real estate and other assets directly and through funds that the firm raises and manages. Investment commitments included $1.26 billion as of June 2023 and $1.29 billion as of December 2022, related to commitments to invest in funds managed by the firm. If these commitments are called, they would be funded at market value on the date of investment.
Contingencies
Legal Proceedings. See Note 27 for information about legal proceedings.
Guarantees
The table below presents derivatives that meet the definition of a guarantee, securities lending and clearing guarantees and certain other financial guarantees.

$ in millions	Derivatives	Securities lending and clearing	Other financial guarantees
As of June 2023
Carrying Value of Net Liability	$6,629	$–	$408
Maximum Payout/Notional Amount by Period of Expiration
Remainder of 2023	$80,664	$26,229	$394
2024 - 2025	177,263	–	3,439
2026 - 2027	25,861	–	2,446
2028 - thereafter	31,463	–	428
Total	$315,251	$26,229	$6,707
As of December 2022
Carrying Value of Net Liability	$7,485	$–	$395
Maximum Payout/Notional Amount by Period of Expiration
2023	$110,599	$20,970	$1,634
2024 - 2025	133,090	–	3,308
2026 - 2027	20,252	–	1,837
2028 - thereafter	27,518	–	93
Total	$291,459	$20,970	$6,872
In the table above:
•The maximum payout is based on the notional amount of the contract and does not represent anticipated losses.
•Amounts exclude certain commitments to issue standby letters of credit that are included in lending commitments. See the tables in “Commitments” above for a summary of the firm’s commitments.
•The carrying value for derivatives included derivative assets of $347 million as of June 2023 and $578 million as of December 2022, and derivative liabilities of $6.98 billion as of June 2023 and $8.06 billion as of December 2022.
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
As an agency lender, the firm indemnifies most of its securities lending customers against losses incurred in the event that borrowers do not return securities and the collateral held is insufficient to cover the market value of the securities borrowed. The maximum payout of such indemnifications was $13.43 billion as of June 2023 and $12.23 billion as of December 2022. Collateral held by the lenders in connection with securities lending indemnifications was $13.92 billion as of June 2023 and $12.62 billion as of December 2022. Because the contractual nature of these arrangements requires the firm to obtain collateral with a market value that exceeds the value of the securities lent to the borrower, there is minimal performance risk associated with these indemnifications.

Goldman Sachs June 2023 Form 10-Q	70

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
As a sponsoring member of the Government Securities Division of the Fixed Income Clearing Corporation, the firm guarantees the performance of its sponsored member clients to the Fixed Income Clearing Corporation in connection with certain resale and repurchase agreements. To minimize potential losses on such guarantees, the firm obtains a security interest in the collateral that the sponsored client placed with the Fixed Income Clearing Corporation. Therefore, the risk of loss on such guarantees is minimal. The maximum payout on this guarantee was $12.80 billion as of June 2023 and $8.74 billion as of December 2022. The related collateral held was $12.80 billion as of June 2023 and $8.70 billion as of December 2022.
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

71	Goldman Sachs June 2023 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
The firm is unable to develop an estimate of the maximum payout under these guarantees and indemnifications. However, management believes that it is unlikely the firm will have to make any material payments under these arrangements, and no material liabilities related to these guarantees and indemnifications have been recognized in the consolidated balance sheets as of both June 2023 and December 2022.
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
These indemnifications generally are standard contractual terms and are entered into in the ordinary course of business. Generally, there are no stated or notional amounts included in these indemnifications, and the contingencies triggering the obligation to indemnify are not expected to occur. The firm is unable to develop an estimate of the maximum payout under these guarantees and indemnifications. However, management believes that it is unlikely the firm will have to make any material payments under these arrangements, and no material liabilities related to these arrangements have been recognized in the consolidated balance sheets as of both June 2023 and December 2022.
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
Note 19.
Shareholders’ Equity
Common Equity
As of both June 2023 and December 2022, the firm had 4.00 billion authorized shares of common stock and 200 million authorized shares of nonvoting common stock, each with a par value of $0.01 per share.
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
The table below presents information about common stock repurchases.

	Three Months Ended June		Six Months Ended June
in millions, except per share amounts	2023	2022	2023	2022
Common share repurchases	2.2	1.5	9.3	2.9
Average cost per share	$335.03	$323.74	$353.83	$342.48
Total cost of common share repurchases	$750	$500	$3,296	$1,000
Pursuant to the terms of certain share-based compensation plans, employees may remit shares to the firm or the firm may cancel share-based awards to satisfy statutory employee tax withholding requirements. Under these plans, during the six months ended June 2023, 499 shares were remitted with a total value of $0.2 million and the firm cancelled 3.8 million share-based awards with a total value of $1.34 billion.
The table below presents common stock dividends declared.

	Three Months Ended June		Six Months Ended June
	2023	2022	2023	2022
Dividends declared per common share	$2.50	$2.00	$5.00	$4.00
On July 17, 2023, the Board of Directors of Group Inc. (Board) increased the quarterly dividend to $2.75 per common share from $2.50 per common share. This dividend will be paid on September 28, 2023 to common shareholders of record on August 31, 2023.

Goldman Sachs June 2023 Form 10-Q	72

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Preferred Equity
The tables below present information about the perpetual preferred stock issued and outstanding as of June 2023.

Series	Shares Authorized	Shares Issued	Shares Outstanding	Depositary Shares Per Share
A	50,000	30,000	29,999	1,000
C	25,000	8,000	8,000	1,000
D	60,000	54,000	53,999	1,000
E	17,500	7,667	7,667	N.A.
F	5,000	1,615	1,615	N.A.
J	46,000	40,000	40,000	1,000
K	32,200	28,000	28,000	1,000
O	26,000	26,000	26,000	25
P	66,000	60,000	60,000	25
Q	20,000	20,000	20,000	25
R	24,000	24,000	24,000	25
S	14,000	14,000	14,000	25
T	27,000	27,000	27,000	25
U	30,000	30,000	30,000	25
V	30,000	30,000	30,000	25
Total	472,700	400,282	400,280

Series	Earliest Redemption Date	Liquidation Preference	Redemption Value ($ in millions)
A	Currently redeemable	$25,000	$750
C	Currently redeemable	$25,000	200
D	Currently redeemable	$25,000	1,350
E	Currently redeemable	$100,000	767
F	Currently redeemable	$100,000	161
J	Currently redeemable	$25,000	1,000
K	May 10, 2024	$25,000	700
O	November 10, 2026	$25,000	650
P	Currently redeemable	$25,000	1,500
Q	August 10, 2024	$25,000	500
R	February 10, 2025	$25,000	600
S	February 10, 2025	$25,000	350
T	May 10, 2026	$25,000	675
U	August 10, 2026	$25,000	750
V	November 10, 2026	$25,000	750
Total			$10,703
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
The table below presents the dividend rates of perpetual preferred stock as of June 2023.

Series	Per Annum Dividend Rate
A	3 month LIBOR + 0.75%, with floor of 3.75%, payable quarterly
C	3 month LIBOR + 0.75%, with floor of 4.00%, payable quarterly
D	3 month LIBOR + 0.67%, with floor of 4.00%, payable quarterly
E	3 month LIBOR + 0.7675%, with floor of 4.00%, payable quarterly
F	3 month LIBOR + 0.77%, with floor of 4.00%, payable quarterly
J	3 month LIBOR + 3.64%, payable quarterly
K	6.375% to, but excluding, May 10, 2024; 3 month LIBOR + 3.55% thereafter, payable quarterly
O	5.30%, payable semi-annually, from issuance date to, but excluding, November 10, 2026; 3 month LIBOR + 3.834%, payable quarterly, thereafter
P	3 month LIBOR + 2.874%, payable quarterly
Q	5.50%, payable semi-annually, from issuance date to, but excluding, August 10, 2024; 5 year treasury rate + 3.623%, payable semi-annually, thereafter
R	4.95%, payable semi-annually, from issuance date to, but excluding, February 10, 2025; 5 year treasury rate + 3.224%, payable semi-annually, thereafter
S	4.40%, payable semi-annually, from issuance date to, but excluding, February 10, 2025; 5 year treasury rate + 2.85%, payable semi-annually thereafter
T	3.80%, payable semi-annually, from issuance date to, but excluding, May 10, 2026; 5 year treasury rate + 2.969%, payable semi-annually, thereafter
U	3.65%, payable semi-annually, from issuance date to, but excluding, August 10, 2026; 5 year treasury rate + 2.915%, payable semi-annually, thereafter
V	4.125%, payable semi-annually, from issuance date to, but excluding, November 10, 2026; 5 year treasury rate + 2.949%, payable semi-annually, thereafter
In the table above:
•In connection with the cessation of LIBOR, as of July 1, 2023, the firm replaced the three-month LIBOR rate with the three-month SOFR rate plus the statutorily prescribed tenor spread, consistent with the FRB's final rule implementing the Adjustable Interest Rate (LIBOR) Act.
•Dividends on each series of preferred stock are payable in arrears for the periods specified.

73	Goldman Sachs June 2023 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
The table below presents preferred stock dividends declared.

	2023		2022
Series	per share	$ in millions	per share	$ in millions
Three Months Ended June
A	$346.69	$10	$231.77	$7
C	$346.69	3	$247.22	2
D	$341.74	19	$247.22	13
E	$1,464.32	11	$1,022.22	9
F	$1,464.95	3	$1,022.22	1
J	$343.75	14	$343.75	14
K	$398.44	11	$398.44	11
O	$662.50	17	$662.50	17
P	$477.96	29	$625.00	38
T	$475.00	13	$475.00	13
V	$515.63	15	$547.14	16
Total		$145		$141
Six Months Ended June
A	$687.98	$20	$471.35	$14
C	$687.98	6	$502.78	4
D	$677.92	37	$502.78	27
E	$2,846.34	21	$2,022.22	16
F	$2,847.59	5	$2,022.22	3
J	$687.50	28	$687.50	28
K	$796.88	22	$796.88	22
O	$662.50	17	$662.50	17
P	$954.95	57	$625.00	38
Q	$687.50	14	$687.50	14
R	$618.75	15	$618.75	15
S	$550.00	8	$550.00	8
T	$475.00	13	$475.00	13
U	$456.25	14	$486.67	14
V	$515.63	15	$547.14	16
Total		$292		$249
On July 10, 2023, Group Inc. declared dividends of $388.88 per share of Series A Preferred Stock, $388.88 per share of Series C Preferred Stock, $383.77 per share of Series D Preferred Stock, $573.52 per share of Series J Preferred Stock, $398.44 per share of Series K Preferred Stock, $524.58 per share of Series P Preferred Stock, $687.50 per share of Series Q Preferred Stock, $618.75 per share of Series R Preferred Stock, $550.00 per share of Series S Preferred Stock and $456.25 per share of Series U Preferred Stock to be paid on August 10, 2023 to preferred shareholders of record on July 26, 2023. In addition, the firm declared dividends of $1,600.67 per share of Series E Preferred Stock and $1,601.31 per share of Series F Preferred Stock to be paid on September 1, 2023 to preferred shareholders of record on August 17, 2023.

Accumulated Other Comprehensive Income/(Loss)
The table below presents changes in accumulated other comprehensive income/(loss), net of tax, by type.

$ in millions	Beginning balance	Other comprehensive income/(loss) adjustments, net of tax	Ending balance
Three Months Ended June 2023
Currency translation	$(816)	$(12)	$(828)
Debt valuation adjustment	891	(610)	281
Pension and postretirement liabilities	(485)	10	(475)
Available-for-sale securities	(2,191)	(24)	(2,215)
Total	$(2,601)	$(636)	$(3,237)
Three Months Ended June 2022
Currency translation	$(753)	$(16)	$(769)
Debt valuation adjustment	229	1,188	1,417
Pension and postretirement liabilities	(314)	(1)	(315)
Available-for-sale securities	(1,846)	(441)	(2,287)
Total	$(2,684)	$730	$(1,954)
Six Months Ended June 2023
Currency translation	$(785)	$(43)	$(828)
Debt valuation adjustment	892	(611)	281
Pension and postretirement liabilities	(499)	24	(475)
Available-for-sale securities	(2,618)	403	(2,215)
Total	$(3,010)	$(227)	$(3,237)
Six Months Ended June 2022
Currency translation	$(738)	$(31)	$(769)
Debt valuation adjustment	(511)	1,928	1,417
Pension and postretirement liabilities	(327)	12	(315)
Available-for-sale securities	(492)	(1,795)	(2,287)
Total	$(2,068)	$114	$(1,954)

Goldman Sachs June 2023 Form 10-Q	74

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
As of June 2023
CET1 capital ratio	13.8%	10.0%
Tier 1 capital ratio	15.3%	11.5%
Total capital ratio	17.3%	13.5%
As of December 2022
CET1 capital ratio	13.3%	9.5%
Tier 1 capital ratio	14.8%	11.0%
Total capital ratio	16.8%	13.0%
In the table above:
•Under both the Standardized and Advanced Capital Rules, the CET1 capital ratio requirement includes a minimum of 4.5%, the Tier 1 capital ratio requirement includes a minimum of 6.0% and the Total capital ratio requirement includes a minimum of 8.0%. These requirements also include the capital conservation buffer requirements, consisting of the G-SIB surcharge (Method 2) of 3.0% as of June 2023 and 2.5% as of December 2022 and the countercyclical capital buffer, which the FRB has set to zero percent. In addition, the capital conservation buffer requirements include the stress capital buffer (SCB) of 6.3% under the Standardized Capital Rules and a buffer of 2.5% under the Advanced Capital Rules.
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
Based on the firm's 2023 Comprehensive Capital Analysis and Review submission, the FRB reduced the firm's SCB from 6.3% to 5.5% for the period from October 1, 2023 through September 30, 2024. As a result, beginning on October 1, 2023, the firm's Standardized requirements will be 13.0% for the CET1 capital ratio, 14.5% for the Tier 1 capital ratio and 16.5% for the Total capital ratio.

75	Goldman Sachs June 2023 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
The table below presents information about risk-based capital ratios.

$ in millions	Standardized	Advanced
As of June 2023
CET1 capital	$98,188	$98,188
Tier 1 capital	$108,674	$108,674
Tier 2 capital	$15,699	$11,765
Total capital	$124,373	$120,439
RWAs	$661,198	$683,540

CET1 capital ratio	14.9%	14.4%
Tier 1 capital ratio	16.4%	15.9%
Total capital ratio	18.8%	17.6%
As of December 2022
CET1 capital	$98,050	$98,050
Tier 1 capital	$108,552	$108,552
Tier 2 capital	$15,958	$12,115
Total capital	$124,510	$120,667
RWAs	$653,419	$679,450

CET1 capital ratio	15.0%	14.4%
Tier 1 capital ratio	16.6%	16.0%
Total capital ratio	19.1%	17.8%
Leverage Ratios. The table below presents the leverage requirements.

Requirements
Tier 1 leverage ratio	4.0%
SLR	5.0%
In the table above, the SLR requirement of 5% includes a minimum of 3% and a 2% buffer applicable to G-SIBs.
The table below presents information about leverage ratios.

	For the Three Months
	Ended or as of
	June	December
$ in millions	2023	2022
Tier 1 capital	$108,674	$108,552

Average total assets	$1,562,151	$1,500,225
Deductions from Tier 1 capital	(7,869)	(8,259)
Average adjusted total assets	1,554,282	1,491,966
Off-balance sheet and other exposures	400,758	375,392
Total leverage exposure	$1,955,040	$1,867,358

Tier 1 leverage ratio	7.0%	7.3%
SLR	5.6%	5.8%
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
•SLR is calculated as Tier 1 capital divided by total leverage exposure.
Risk-Based Capital. The table below presents information about risk-based capital.

	As of
	June	December
$ in millions	2023	2022
Common shareholders’ equity	$105,790	$106,486
Impact of CECL transition	553	829
Deduction for goodwill	(5,252)	(5,674)
Deduction for identifiable intangible assets	(1,680)	(1,770)
Other adjustments	(1,223)	(1,821)
CET1 capital	98,188	98,050
Preferred stock	10,703	10,703
Deduction for investments in covered funds	(215)	(199)
Other adjustments	(2)	(2)
Tier 1 capital	$108,674	$108,552

Standardized Tier 2 and Total capital
Tier 1 capital	$108,674	$108,552
Qualifying subordinated debt	10,353	10,637
Allowance for credit losses	5,351	5,331
Other adjustments	(5)	(10)
Standardized Tier 2 capital	15,699	15,958
Standardized Total capital	$124,373	$124,510

Advanced Tier 2 and Total capital
Tier 1 capital	$108,674	$108,552
Standardized Tier 2 capital	15,699	15,958
Allowance for credit losses	(5,351)	(5,331)
Other adjustments	1,417	1,488
Advanced Tier 2 capital	11,765	12,115
Advanced Total capital	$120,439	$120,667
In the table above:
•Beginning in January 2022, the firm started to phase in the estimated reduction to regulatory capital as a result of adopting the CECL model. The total amount of reduction to be phased in from January 1, 2022 through January 1, 2025 (at 25% per year) was $1.11 billion, of which $553 million had been phased in as of June 2023. The total amount to be phased in includes the impact of adopting CECL as of January 1, 2020, as well as 25% of the increase in the allowance for credit losses from January 1, 2020 through December 31, 2021. The impact of CECL transition reflects the remaining amount of reduction to be phased in as of both June 2023 and December 2022.
•Deduction for goodwill was net of deferred tax liabilities of $690 million as of June 2023 and $700 million as of December 2022.
•Deduction for identifiable intangible assets was net of deferred tax liabilities of $241 million as of June 2023 and $239 million as of December 2022.
•Deduction for investments in covered funds represents the firm’s aggregate investments in applicable covered funds. See Note 8 for further information about the Volcker Rule.

Goldman Sachs June 2023 Form 10-Q	76

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
The table below presents changes in CET1 capital, Tier 1 capital and Tier 2 capital.

$ in millions	Standardized	Advanced
Six Months Ended June 2023
CET1 capital
Beginning balance	$98,050	$98,050
Change in:
Common shareholders’ equity	(696)	(696)
Impact of CECL transition	(276)	(276)
Deduction for goodwill	422	422
Deduction for identifiable intangible assets	90	90
Other adjustments	598	598
Ending balance	$98,188	$98,188

Tier 1 capital
Beginning balance	$108,552	$108,552
Change in:
CET1 capital	138	138
Deduction for investments in covered funds	(16)	(16)
Ending balance	108,674	108,674
Tier 2 capital
Beginning balance	15,958	12,115
Change in:
Qualifying subordinated debt	(284)	(284)
Allowance for credit losses	20	–
Other adjustments	5	(66)
Ending balance	15,699	11,765
Total capital	$124,373	$120,439

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

77	Goldman Sachs June 2023 Form 10-Q

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
The firm’s positional losses observed on a single day exceeded its 99% one-day regulatory VaR on one occasion during both the six months ended June 2023 and the year ended 2022. There was no change in the firm’s VaR multiplier used to calculate Market RWAs;
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
The table below presents information about RWAs.

$ in millions	Standardized	Advanced
As of June 2023
Credit RWAs
Derivatives	$145,988	$111,498
Commitments, guarantees and loans	239,289	195,277
Securities financing transactions	75,743	19,681
Equity investments	31,047	33,526
Other	78,619	98,683
Total Credit RWAs	570,686	458,665
Market RWAs
Regulatory VaR	21,755	21,755
Stressed VaR	46,369	46,369
Incremental risk	4,264	4,264
Comprehensive risk	2,846	2,846
Specific risk	15,278	15,278
Total Market RWAs	90,512	90,512
Total Operational RWAs	–	134,363
Total RWAs	$661,198	$683,540
As of December 2022
Credit RWAs
Derivatives	$142,696	$111,344
Commitments, guarantees and loans	247,026	198,508
Securities financing transactions	73,189	21,659
Equity investments	30,899	33,451
Other	76,335	96,351
Total Credit RWAs	570,145	461,313
Market RWAs
Regulatory VaR	18,981	18,981
Stressed VaR	37,833	37,833
Incremental risk	6,470	6,470
Comprehensive risk	3,641	3,641
Specific risk	16,349	16,349
Total Market RWAs	83,274	83,274
Total Operational RWAs	–	134,863
Total RWAs	$653,419	$679,450
In the table above:
•Securities financing transactions represents resale and repurchase agreements and securities borrowed and loaned transactions.
•Other includes receivables, certain debt securities, cash and cash equivalents, and other assets.

Goldman Sachs June 2023 Form 10-Q	78

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
The table below presents changes in RWAs.

$ in millions	Standardized	Advanced
Six Months Ended June 2023
RWAs
Beginning balance	$653,419	$679,450
Credit RWAs
Change in:
Derivatives	3,292	154
Commitments, guarantees and loans	(7,737)	(3,231)
Securities financing transactions	2,554	(1,978)
Equity investments	148	75
Other	2,284	2,332
Change in Credit RWAs	541	(2,648)
Market RWAs
Change in:
Regulatory VaR	2,774	2,774
Stressed VaR	8,536	8,536
Incremental risk	(2,206)	(2,206)
Comprehensive risk	(795)	(795)
Specific risk	(1,071)	(1,071)
Change in Market RWAs	7,238	7,238
Change in Operational RWAs	–	(500)
Ending balance	$661,198	$683,540
RWAs Rollforward Commentary
Six Months Ended June 2023. Standardized Credit RWAs as of June 2023 increased by $541 million compared with December 2022, primarily reflecting an increase in derivatives (principally due to increased exposures), an increase in securities financing transactions (principally due to increased funding activity) and an increase in other credit RWAs (principally due to an increase in other assets and cash and cash equivalents). These increases were partially offset by a decrease in commitments, guarantees and loans (principally due to reduced lending activity). Standardized Market RWAs as of June 2023 increased by $7.24 billion compared with December 2022, primarily reflecting an increase in stressed VaR (principally due to increased exposures to interest rates).
Advanced Credit RWAs as of June 2023 decreased by $2.65 billion compared with December 2022, primarily reflecting a decrease in commitments, guarantees and loans (principally due to reduced lending activity) and a decrease in securities financing transactions (principally due to reduced modeled exposures). These decreases were partially offset by an increase in other credit RWAs (principally due to an increase in other assets and cash and cash equivalents). Advanced Market RWAs as of June 2023 increased by $7.24 billion compared with December 2022, primarily reflecting an increase in stressed VaR (principally due to increased exposures to interest rates).

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
The table below presents GS Bank USA’s risk-based capital, leverage and “well-capitalized” requirements.

	Requirements	“Well-capitalized” Requirements
Risk-based capital requirements
CET1 capital ratio	7.0%	6.5%
Tier 1 capital ratio	8.5%	8.0%
Total capital ratio	10.5%	10.0%

Leverage requirements
Tier 1 leverage ratio	4.0%	5.0%
SLR	3.0%	6.0%

79	Goldman Sachs June 2023 Form 10-Q

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
•The “well-capitalized” requirements are the binding requirements for leverage ratios.
The table below presents information about GS Bank USA’s risk-based capital ratios.

$ in millions	Standardized	Advanced
As of June 2023
CET1 capital	$49,912	$49,912
Tier 1 capital	$49,912	$49,912
Tier 2 capital	$6,030	$3,372
Total capital	$55,942	$53,284
RWAs	$378,509	$308,125

CET1 capital ratio	13.2%	16.2%
Tier 1 capital ratio	13.2%	16.2%
Total capital ratio	14.8%	17.3%
As of December 2022
CET1 capital	$46,845	$46,845
Tier 1 capital	$46,845	$46,845
Tier 2 capital	$8,042	$5,382
Total capital	$54,887	$52,227
RWAs	$357,112	$275,451

CET1 capital ratio	13.1%	17.0%
Tier 1 capital ratio	13.1%	17.0%
Total capital ratio	15.4%	19.0%
In the table above:
•The lower of the Standardized or Advanced ratio is the ratio against which GS Bank USA’s compliance with the capital requirements is assessed under the risk-based Capital Rules, and therefore, the Standardized ratios applied to GS Bank USA as of both June 2023 and December 2022.
•Beginning in January 2022, GS Bank USA started to phase in the estimated reduction to regulatory capital as a result of adopting the CECL model at 25% per year through January 2025. The total amount to be phased in includes the impact of adopting CECL as of January 1, 2020, as well as 25% of the increase in the allowance for credit losses from January 1, 2020 through December 31, 2021.
•The Standardized CET1 and Tier 1 capital ratios increased from December 2022 to June 2023, primarily reflecting an increase in capital, principally due to net earnings. The Standardized Total capital ratio decreased from December 2022 to June 2023, primarily reflecting an increase in Market RWAs. The Advanced capital ratios decreased from December 2022 to June 2023, reflecting an increase in both Market RWAs and Credit RWAs, partially offset by an increase in capital, principally due to net earnings.
The table below presents information about GS Bank USA’s leverage ratios.

	For the Three Months
	Ended or as of
	June	December
$ in millions	2023	2022
Tier 1 capital	$49,912	$46,845
Average adjusted total assets	$514,400	$499,108
Total leverage exposure	$699,123	$671,215

Tier 1 leverage ratio	9.7%	9.4%
SLR	7.1%	7.0%
In the table above:
•Average adjusted total assets represents the average daily assets for the quarter adjusted for deductions from Tier 1 capital and the impact of CECL transition.
•Tier 1 leverage ratio is calculated as Tier 1 capital divided by average adjusted total assets.
•SLR is calculated as Tier 1 capital divided by total leverage exposure.
The FRB requires that GS Bank USA maintain cash reserves with the Federal Reserve. As of both June 2023 and December 2022, the reserve requirement ratio was zero percent. See Note 26 for further information about cash deposits held by the firm at the Federal Reserve.
GS Bank USA is a registered swap dealer with the CFTC and a registered security-based swap dealer with the SEC. As of both June 2023 and December 2022, GS Bank USA was subject to and in compliance with applicable capital requirements for swap dealers and security-based swap dealers.
GSIB. GSIB is the firm’s U.K. bank subsidiary regulated by the Prudential Regulation Authority (PRA) and the Financial Conduct Authority (FCA). GSIB is subject to the U.K. capital framework, which is largely based on Basel III. The eligible retail deposits of GSIB are covered by the U.K. Financial Services Compensation Scheme to the extent provided by law.
The table below presents GSIB’s risk-based capital requirements.

	As of
	June	December
	2023	2022
Risk-based capital requirements
CET1 capital ratio	9.8%	9.7%
Tier 1 capital ratio	12.1%	11.9%
Total capital ratio	15.1%	14.9%

Goldman Sachs June 2023 Form 10-Q	80

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
The table below presents information about GSIB’s risk-based capital ratios.

	As of
	June	December
$ in millions	2023	2022
Risk-based capital and risk-weighted assets
CET1 capital	$3,658	$3,395
Tier 1 capital	$3,658	$3,395
Tier 2 capital	$826	$828
Total capital	$4,484	$4,223
RWAs	$15,774	$15,766

Risk-based capital ratios
CET1 capital ratio	23.2%	21.5%
Tier 1 capital ratio	23.2%	21.5%
Total capital ratio	28.4%	26.8%
In the table above, the risk-based capital ratios as of June 2023 reflected profits after foreseeable charges that are still subject to audit by GSIB’s external auditors and approval by GSIB’s Board of Directors for inclusion in risk-based capital. These profits contributed approximately 188 basis points to the CET1 capital ratio as of June 2023.
The table below presents GSIB's leverage ratio requirement which became effective in January 2023 and the leverage ratio.

As of
June 2023
Leverage ratio requirement	3.45%
Leverage ratio	7.0%
In the table above, the leverage ratio as of June 2023 reflected profits after foreseeable charges that are still subject to audit by GSIB’s external auditors and approval by GSIB’s Board of Directors for inclusion in risk-based capital. These profits contributed approximately 57 basis points to the leverage ratio as of June 2023.
GSIB is subject to minimum reserve requirements at central banks in certain of the jurisdictions in which it operates. As of both June 2023 and December 2022, GSIB was in compliance with these requirements.

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
The table below presents GSBE’s risk-based capital requirements.

	As of
	June	December
	2023	2022
Risk-based capital requirements
CET1 capital ratio	9.9%	9.2%
Tier 1 capital ratio	11.9%	11.3%
Total capital ratio	14.7%	14.0%
The table below presents information about GSBE’s risk-based capital ratios.

	As of
	June	December
$ in millions	2023	2022
Risk-based capital and risk-weighted assets
CET1 capital	$13,674	$9,536
Tier 1 capital	$13,674	$9,536
Tier 2 capital	$22	$21
Total capital	$13,696	$9,557
RWAs	$34,598	$30,154

Risk-based capital ratios
CET1 capital ratio	39.5%	31.6%
Tier 1 capital ratio	39.5%	31.6%
Total capital ratio	39.6%	31.7%
In the table above, the risk-based capital ratios as of June 2023 reflected profits after foreseeable charges that are still subject to audit by GSBE’s external auditors and approval by GSBE’s shareholder (GS Bank USA) for inclusion in risk-based capital. These profits contributed approximately 112 basis points to the CET1 capital ratio as of June 2023.

81	Goldman Sachs June 2023 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
The table below presents GSBE’s leverage ratio requirement and leverage ratio.

	As of
	June	December
	2023	2022
Leverage ratio requirement	3.0%	3.0%
Leverage ratio	12.2%	10.6%
In the table above, the leverage ratio as of June 2023 reflected profits after foreseeable charges that are still subject to audit by GSBE’s external auditors and approval by GSBE’s shareholder (GS Bank USA) for inclusion in risk-based capital. These profits contributed approximately 34 basis points to the leverage ratio as of June 2023.
GSBE is subject to minimum reserve requirements at central banks in certain of the jurisdictions in which it operates. As of both June 2023 and December 2022, GSBE was in compliance with these requirements.
GSBE is a registered swap dealer with the CFTC and a registered security-based swap dealer with the SEC. As of both June 2023 and December 2022, GSBE was subject to and in compliance with applicable capital requirements for swap dealers and security-based swap dealers.
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
Group Inc.’s equity investment in subsidiaries was $133.31 billion as of June 2023 and $134.59 billion as of December 2022, of which Group Inc. was required to maintain $95.44 billion as of June 2023 and $82.52 billion as of December 2022, of minimum equity capital in its regulated subsidiaries in order to satisfy the regulatory requirements of such subsidiaries.
Group Inc.’s capital invested in certain non-U.S. dollar functional currency subsidiaries is exposed to foreign exchange risk, substantially all of which is managed through a combination of non-U.S. dollar-denominated debt and derivatives. See Note 7 for information about the firm’s net investment hedges used to hedge this risk.

Goldman Sachs June 2023 Form 10-Q	82

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
The table below presents information about basic and diluted EPS.

	Three Months Ended June		Six Months Ended June
in millions, except per share amounts	2023	2022	2023	2022
Net earnings to common	$1,071	$2,786	$4,158	$6,617
Weighted average basic shares	342.3	355.0	344.4	353.1
Effect of dilutive RSUs	4.9	5.5	4.8	5.1
Weighted average diluted shares	347.2	360.5	349.2	358.2

Basic EPS	$3.09	$7.81	$12.00	$18.67
Diluted EPS	$3.08	$7.73	$11.91	$18.47
In the table above:
•Net earnings to common represents net earnings applicable to common shareholders, which is calculated as net earnings less preferred stock dividends.
•Unvested share-based awards that have non-forfeitable rights to dividends or dividend equivalents are treated as a separate class of securities under the two-class method. Distributed earnings allocated to these securities reduce net earnings to common to calculate EPS under this method. The impact of applying this methodology was a reduction in basic EPS of $0.04 for both the three months ended June 2023 and June 2022, and $0.07 for both the six months ended June 2023 and June 2022.
•Diluted EPS does not include antidilutive RSUs, including those that are subject to market or performance conditions, of 0.5 million for both the three and six months ended June 2023, 1.0 million for the three months ended June 2022 and 0.7 million for the six months ended June 2022.

Note 22.
Transactions with Affiliated Funds
The firm has formed nonconsolidated investment funds with third-party investors. As the firm generally acts as the investment manager for these funds, it is entitled to receive management fees and, in certain cases, advisory fees or incentive fees from these funds. Additionally, the firm invests alongside the third-party investors in certain funds.
The tables below present information about affiliated funds.

	Three Months Ended June		Six Months Ended June
$ in millions	2023	2022	2023	2022
Fees earned from funds	$1,152	$1,288	$2,317	$2,250

	As of
	June	December
$ in millions	2023	2022
Fees receivable from funds	$1,412	$1,175
Aggregate carrying value of interests in funds	$3,980	$3,801
The firm has waived, and may waive in the future, certain management fees on selected money market funds to enhance the yield for investors in such funds. Management fees waived were $8 million for the three months ended June 2023, $11 million for the three months ended June 2022, $16 million for the six months ended June 2023 and $99 million for the six months ended June 2022.
In accordance with the Volcker Rule, the firm does not provide financial support to covered funds. However, in the ordinary course of business, the firm may choose to provide voluntary financial support to funds that are not subject to the Volcker Rule, although any such support is not expected to be material to the results of operations of the firm. Except for the fee waivers noted above, the firm did not provide any additional financial support to its affiliated funds during either the three or six months ended June 2023 or June 2022.
In addition, in the ordinary course of business, the firm may also engage in other activities with its affiliated funds, including, among others, securities lending, trade execution, market-making, custody, and acquisition and bridge financing. See Note 18 for information about the firm’s investment commitments related to these funds.

83	Goldman Sachs June 2023 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Note 23.
Interest Income and Interest Expense
Interest is recorded over the life of the instrument on an accrual basis based on contractual interest rates.
The table below presents sources of interest income and interest expense.

	Three Months Ended June		Six Months Ended June
$ in millions	2023	2022	2023	2022
Deposits with banks	$2,796	$277	$5,266	$285
Collateralized agreements	4,068	372	7,457	170
Trading assets	1,944	1,127	3,768	2,217
Investments	911	474	1,728	855
Loans	3,687	1,900	7,145	3,450
Other interest	3,430	701	6,410	1,086
Total interest income	16,836	4,851	31,774	8,063
Deposits	4,031	794	7,526	1,164
Collateralized financings	3,136	307	5,496	318
Trading liabilities	538	482	1,136	914
Short-term borrowings	315	104	531	181
Long-term borrowings	2,722	1,176	5,372	1,930
Other interest	4,410	254	8,248	(5)
Total interest expense	15,152	3,117	28,309	4,502
Net interest income	$1,684	$1,734	$3,465	$3,561
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

Goldman Sachs June 2023 Form 10-Q	84

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
The table below presents the earliest tax years that remain subject to examination by major jurisdiction.

As of
Jurisdiction	June 2023
U.S. Federal	2011
New York State and City	2015
United Kingdom	2017
Japan	2017
Hong Kong	2017
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

85	Goldman Sachs June 2023 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Segment Results
The table below presents a summary of the firm’s segment results.

	Three Months Ended June		Six Months Ended June
$ in millions	2023	2022	2023	2022
Global Banking & Markets
Non-interest revenues	$6,987	$7,859	$15,084	$17,223
Net interest income	202	483	549	1,181
Total net revenues	7,189	8,342	15,633	18,404
Provision for credit losses	56	208	185	399
Operating expenses	4,282	4,431	8,911	9,404
Pre-tax earnings	$2,851	$3,703	$6,537	$8,601
Net earnings	$2,091	$3,058	$5,077	$7,202
Net earnings to common	$1,982	$2,952	$4,858	$7,016
Average common equity	$71,205	$70,932	$70,362	$69,439
Return on average common equity	11.1%	16.6%	13.8%	20.2%

Asset & Wealth Management
Non-interest revenues	$2,226	$2,324	$4,556	$4,125
Net interest income	821	855	1,707	1,657
Total net revenues	3,047	3,179	6,263	5,782
Provision for credit losses	15	149	(550)	352
Operating expenses	3,275	2,823	6,443	5,232
Pre-tax earnings/(loss)	$(243)	$207	$370	$198
Net earnings/(loss)	$(208)	$174	$288	$166
Net earnings/(loss) to common	$(239)	$142	$225	$108
Average common equity	$31,047	$30,923	$31,781	$30,968
Return on average common equity	(3.1)%	1.8%	1.4%	0.7%

Platform Solutions
Non-interest revenues	$(2)	$(53)	$14	$(112)
Net interest income	661	396	1,209	723
Total net revenues	659	343	1,223	611
Provision for credit losses	544	310	809	477
Operating expenses	987	399	1,592	733
Pre-tax earnings/(loss)	$(872)	$(366)	$(1,178)	$(599)
Net earnings/(loss)	$(667)	$(305)	$(915)	$(502)
Net earnings/(loss) to common	$(672)	$(308)	$(925)	$(507)
Average common equity	$4,022	$3,671	$3,965	$3,176
Return on average common equity	(66.8)%	(33.6)%	(46.7)%	(31.9)%

Total
Non-interest revenues	$9,211	$10,130	$19,654	$21,236
Net interest income	1,684	1,734	3,465	3,561
Total net revenues	10,895	11,864	23,119	24,797
Provision for credit losses	615	667	444	1,228
Operating expenses	8,544	7,653	16,946	15,369
Pre-tax earnings	$1,736	$3,544	$5,729	$8,200
Net earnings	$1,216	$2,927	$4,450	$6,866
Net earnings to common	$1,071	$2,786	$4,158	$6,617
Average common equity	$106,274	$105,526	$106,108	$103,583
Return on average common equity	4.0%	10.6%	7.8%	12.8%
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
•Expenses not directly associated with specific segments are allocated based on an estimate of support provided to each segment.
The table below presents depreciation and amortization expense by segment.

	Three Months Ended June		Six Months Ended June
$ in millions	2023	2022	2023	2022
Global Banking & Markets	$285	$260	$562	$518
Asset & Wealth Management	729	252	1,347	460
Platform Solutions	580	58	655	84
Total	$1,594	$570	$2,564	$1,062
In the table above:
•Asset & Wealth Management included impairments related to commercial real estate included within consolidated investment entities of approximately $485 million for the three months ended June 2023 and approximately $840 million for the six months ended June 2023.
•Platform Solutions included an impairment of goodwill related to Consumer platforms of $504 million for the three months ended June 2023.
Segment Assets
The table below presents assets by segment.

	As of
	June	December
$ in millions	2023	2022
Global Banking & Markets	$1,312,170	$1,169,539
Asset & Wealth Management	196,448	214,970
Platform Solutions	62,768	57,290
Total	$1,571,386	$1,441,799

Goldman Sachs June 2023 Form 10-Q	86

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
•Platform Solutions: location of the client.
The table below presents total net revenues and pre-tax earnings by geographic region.

$ in millions	2023		2022
Three Months Ended June
Americas	$6,801	63%	$6,980	59%
EMEA	2,868	26%	3,429	29%
Asia	1,226	11%	1,455	12%
Total net revenues	$10,895	100%	$11,864	100%

Americas	$600	35%	$1,783	50%
EMEA	904	52%	1,392	39%
Asia	232	13%	369	11%
Total pre-tax earnings	$1,736	100%	$3,544	100%

Six Months Ended June
Americas	$13,995	60%	$14,314	58%
EMEA	6,452	28%	7,300	29%
Asia	2,672	12%	3,183	13%
Total net revenues	$23,119	100%	$24,797	100%

Americas	$2,619	46%	$4,064	50%
EMEA	2,464	43%	3,197	39%
Asia	646	11%	939	11%
Total pre-tax earnings	$5,729	100%	$8,200	100%
In the table above:
•Americas pre-tax earnings for both the three and six months ended June 2023 were impacted by impairments related to commercial real estate included within consolidated investment entities and an impairment of goodwill related to Consumer platforms.
•Results in Americas were primarily attributable to the U.S.
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
The table below presents the credit concentrations included in trading cash instruments and investments.

	As of
	June	December
$ in millions	2023	2022
U.S. government and agency obligations	$219,926	$205,935
Percentage of total assets	14.0%	14.3%
Non-U.S. government and agency obligations	$81,645	$40,334
Percentage of total assets	5.2%	2.8%
In addition, the firm had $230.44 billion as of June 2023 and $208.53 billion as of December 2022 of cash deposits held at central banks (included in cash and cash equivalents), of which $124.73 billion as of June 2023 and $165.77 billion as of December 2022 was held at the Federal Reserve.
As of both June 2023 and December 2022, the firm did not have credit exposure to any other counterparty that exceeded 2% of total assets.
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

87	Goldman Sachs June 2023 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
The table below presents U.S. government and agency obligations and non-U.S. government and agency obligations that collateralize resale agreements and securities borrowed transactions.

	As of
	June	December
$ in millions	2023	2022
U.S. government and agency obligations	$115,268	$164,897
Non-U.S. government and agency obligations	$100,262	$76,456
In the table above:
•Non-U.S. government and agency obligations primarily consists of securities issued by the governments of the U.K., Japan, Germany, France and Italy.
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
With respect to matters described below for which management has been able to estimate a range of reasonably possible loss where (i) actual or potential plaintiffs have claimed an amount of money damages, (ii) the firm is being, or threatened to be, sued by purchasers in a securities offering and is not being indemnified by a party that the firm believes will pay the full amount of any judgment, or (iii) the purchasers are demanding that the firm repurchase securities, management has estimated the upper end of the range of reasonably possible loss based on (a) in the case of (i), the amount of money damages claimed, (b) in the case of (ii), the difference between the initial sales price of the securities that the firm sold in such offering and the estimated lowest subsequent price of such securities prior to the action being commenced and (c) in the case of (iii), the price that purchasers paid for the securities less the estimated value, if any, as of June 2023 of the relevant securities, in each of cases (i), (ii) and (iii), taking into account any other factors believed to be relevant to the particular matter or matters of that type. As of the date hereof, the firm has estimated the upper end of the range of reasonably possible aggregate loss for such matters and for any other matters described below where management has been able to estimate a range of reasonably possible aggregate loss to be approximately $2.2 billion in excess of the aggregate reserves for such matters.
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

Goldman Sachs June 2023 Form 10-Q	88

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

On December 20, 2018, a putative securities class action lawsuit was filed in the U.S. District Court for the Southern District of New York against Group Inc. and certain former officers of the firm alleging violations of the anti-fraud provisions of the Exchange Act with respect to Group Inc.’s disclosures and public statements concerning 1MDB and seeking unspecified damages. The plaintiff filed the second amended complaint on October 28, 2019. On June 28, 2021, the court dismissed the claims against one of the individual defendants but denied the defendants’ motion to dismiss with respect to the firm and the remaining individual defendants. On November 12, 2021, the plaintiff moved for class certification. On July 31, 2023, the plaintiff's motion for leave to file a third amended complaint was granted.
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

89	Goldman Sachs June 2023 Form 10-Q

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
Currencies-Related Litigation
GS&Co. is among the defendants named in a putative class action filed in the U.S. District Court for the Southern District of New York on August 4, 2021. The amended complaint, filed on January 6, 2022, generally asserts claims under federal antitrust law and state common law in connection with an alleged conspiracy among the defendants to manipulate auctions for foreign exchange transactions on an electronic trading platform, as well as claims under the Racketeer Influenced and Corrupt Organizations Act. The complaint seeks declaratory and injunctive relief, as well as unspecified amounts of treble and other damages. On May 18, 2023, the court dismissed certain state common law claims, but denied dismissal of the remaining claims. On July 7, 2023, the plaintiffs filed a second amended complaint.
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

Goldman Sachs June 2023 Form 10-Q	90

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Archegos-Related Matters
GS&Co. is among the underwriters named as defendants in a putative securities class action filed on August 13, 2021 in New York Supreme Court, County of New York, relating to ViacomCBS Inc.’s (ViacomCBS) March 2021 public offerings of $1.7 billion of common stock and $1.0 billion of preferred stock. In addition to the underwriters, the defendants include ViacomCBS and certain of its officers and directors. GS&Co. underwrote 646,154 shares of common stock representing an aggregate offering price of approximately $55 million and 323,077 shares of preferred stock representing an aggregate offering price of approximately $32 million. The complaint asserts claims under the federal securities laws and alleges that the offering documents contained material misstatements and omissions, including, among other things, that the offering documents failed to disclose that Archegos Capital Management, LP (Archegos) had substantial exposure to ViacomCBS, including through total return swaps to which certain of the underwriters, including GS&Co., were allegedly counterparties, and that such underwriters failed to disclose their exposure to Archegos. On December 21, 2021, the plaintiffs filed a corrected amended complaint. The complaint seeks rescission and compensatory damages in unspecified amounts. On January 4, 2022, the plaintiffs moved for class certification. On February 6, 2023, the court dismissed the claims against ViacomCBS and the individual defendants, but denied the defendants’ motions to dismiss with respect to GS&Co. and the other underwriter defendants. On February 15, 2023, the underwriter defendants appealed the court’s denial of the motion to dismiss. On March 10, 2023, the plaintiffs appealed the court’s dismissal of the claims against ViacomCBS and the individual defendants. On April 18, 2023, the plaintiffs moved for class certification. On June 12, 2023, the court denied the underwriter defendants’ motion to stay the proceedings pending their appeal of the court's denial of the motion to dismiss, and on June 27, 2023 the underwriter defendants appealed.
Group Inc. is also a defendant in putative securities class actions filed beginning in October 2021 and consolidated in the U.S. District Court for the Southern District of New York. The complaints allege that Group Inc., along with another financial institution, sold shares in Baidu Inc. (Baidu), Discovery Inc. (Discovery), GSX Techedu Inc. (Gaotu), iQIYI Inc. (iQIYI), Tencent Music Entertainment Group (Tencent), ViacomCBS, and Vipshop Holdings Ltd. (Vipshop) based on material nonpublic information regarding the liquidation of Archegos’ position in Baidu, Discovery, Gaotu, iQIYI, Tencent, ViacomCBS and Vipshop, respectively. The complaints generally assert violations of Sections 10(b), 20A and 20(a) of the Exchange Act and seek unspecified damages. On June 13, 2022, the plaintiffs in the class actions filed amended complaints. On March 31, 2023, the court granted the defendants’ motions to dismiss the amended complaints without prejudice. In May 2023, the plaintiffs in the class actions filed second amended complaints, and on July 18, 2023, the defendants moved to dismiss the second amended complaints.
On January 24, 2022, the firm received a demand from an alleged shareholder under Section 220 of the Delaware General Corporation Law for books and records relating to, among other things, the firm’s involvement with Archegos and the firm’s controls with respect to insider trading.
Silicon Valley Bank Matters
GS&Co. is among the underwriters named as defendants in a putative securities class action filed on April 7, 2023 in the U.S. District Court for the Northern District of California relating to SVB Financial Group’s (SVBFG) January 2021 public offerings of $500 million principal amount of senior notes and $750 million of depositary shares representing interests in preferred stock, March 2021 public offering of approximately $1.2 billion of common stock, May 2021 public offerings of $1.0 billion of depositary shares representing interests in preferred stock and $500 million principal amount of senior notes, August 2021 public offering of approximately $1.3 billion of common stock, and April 2022 public offering of $800 million aggregate principal amount of senior notes, among other public offerings of securities. In addition to the underwriters, the defendants include certain of SVBFG’s officers and directors and its auditor. GS&Co. underwrote an aggregate of 831,250 depositary shares representing an aggregate offering price of approximately $831 million, an aggregate of 3,266,108 shares of common stock representing an aggregate offering price of approximately $1.8 billion and senior notes representing an aggregate price to the public of approximately $727 million. The complaint asserts claims under the federal securities laws and alleges that the offering documents contained material misstatements and omissions. The complaint seeks compensatory damages in unspecified amounts. On March 17, 2023, SVBFG filed for Chapter 11 bankruptcy in the U.S. Bankruptcy Court for the Southern District of New York.
The firm is also cooperating with and providing information to various governmental bodies in connection with their investigations and inquiries regarding SVBFG and its affiliates (collectively SVB), including the firm’s business with SVB in or around March 2023, when SVB engaged the firm to assist with a proposed capital raise and SVB sold the firm a portfolio of securities.

91	Goldman Sachs June 2023 Form 10-Q

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
Array Technologies, Inc. GS&Co. is among the underwriters named as defendants in a putative securities class action filed on May 14, 2021 in the U.S. District Court for the Southern District of New York relating to Array Technologies, Inc.’s (Array) $1.2 billion October 2020 initial public offering of common stock, $1.3 billion December 2020 offering of common stock and $993 million March 2021 offering of common stock. In addition to the underwriters, the defendants include Array and certain of its officers and directors. GS&Co. underwrote an aggregate of 31,912,213 shares of common stock in the three offerings representing an aggregate offering price of approximately $877 million. On December 7, 2021, the plaintiffs filed an amended consolidated complaint, and on May 19, 2023, the court granted the defendants’ motion to dismiss the amended consolidated complaint. On July 5, 2023, the court denied the plaintiffs’ request for leave to amend the amended consolidated complaint and dismissed the case with prejudice.
ContextLogic Inc. GS&Co. is among the underwriters named as defendants in putative securities class actions filed beginning on May 17, 2021 and consolidated in the U.S. District Court for the Northern District of California, relating to ContextLogic Inc.’s (ContextLogic) $1.1 billion December 2020 initial public offering of common stock. In addition to the underwriters, the defendants include ContextLogic and certain of its officers and directors. GS&Co. underwrote 16,169,000 shares of common stock representing an aggregate offering price of approximately $388 million. On July 15, 2022, the plaintiffs filed a consolidated amended complaint, and on March 10, 2023, the court granted the defendants’ motion to dismiss the consolidated amended complaint with leave to amend. On April 10, 2023, the plaintiffs filed a second consolidated amended complaint, and on June 9, 2023, the defendants moved to dismiss the second consolidated amended complaint.

Goldman Sachs June 2023 Form 10-Q	92

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
Zymergen Inc. GS&Co. is among the underwriters named as defendants in a putative securities class action filed on August 4, 2021 in the U.S. District Court for the Northern District of California relating to Zymergen Inc.’s (Zymergen) $575 million April 2021 initial public offering of common stock. In addition to the underwriters, the defendants include Zymergen and certain of its officers and directors. GS&Co. underwrote 5,750,345 shares of common stock representing an aggregate offering price of approximately $178 million. On February 24, 2022, the plaintiffs filed an amended complaint, and on November 29, 2022, the court granted in part and denied in part the defendants’ motion to dismiss the amended complaint, denying dismissal of the claims for violations of Section 11 of the Securities Act. On April 6, 2023, the plaintiffs moved for class certification.

Waterdrop Inc. GS Asia is among the underwriters named as defendants in a putative securities class action filed on September 14, 2021 in the U.S. District Court for the Southern District of New York relating to Waterdrop Inc.’s (Waterdrop) $360 million May 2021 initial public offering of ADS. In addition to the underwriters, the defendants include Waterdrop and certain of its officers and directors. GS Asia underwrote 15,300,000 ADS representing an aggregate offering price of approximately $184 million. On February 21, 2022, the plaintiffs filed an amended complaint, and on February 3, 2023, the court granted the defendants’ motion to dismiss the amended complaint. On March 6, 2023, plaintiffs appealed to the U.S. Court of Appeals for the Second Circuit.
Sea Limited. GS Asia is among the underwriters named as defendants in putative securities class actions filed on February 11, 2022 and June 17, 2022, respectively, in New York Supreme Court, County of New York, relating to Sea Limited’s approximately $4.0 billion September 2021 public offering of ADS and approximately $2.9 billion September 2021 public offering of convertible senior notes, respectively. In addition to the underwriters, the defendants include Sea Limited, certain of its officers and directors and certain of its shareholders. GS Asia underwrote 8,222,500 ADS representing an aggregate offering price of approximately $2.6 billion and convertible senior notes representing an aggregate offering price of approximately $1.9 billion. On August 3, 2022, the actions were consolidated, and on August 9, 2022, the plaintiffs filed a consolidated amended complaint. The defendants had previously moved to dismiss the action on July 15, 2022, with the parties stipulating that the motion would apply to the consolidated amended complaint. On May 15, 2023, the court granted the defendants’ motion to dismiss the consolidated amended complaint with prejudice, and on June 15, 2023, the plaintiffs moved for a rehearing or for leave to amend the consolidated amended complaint and also appealed.

93	Goldman Sachs June 2023 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Rivian Automotive Inc. GS&Co. is among the underwriters named as defendants in putative securities class actions filed on March 7, 2022 and February 28, 2023 in the U.S. District Court for the Central District of California and in the Superior Court of the State of California, County of Orange, respectively, relating to Rivian Automotive Inc.’s (Rivian) approximately $13.7 billion November 2021 initial public offering. In addition to the underwriters, the defendants include Rivian and certain of its officers and directors. GS&Co. underwrote 44,733,050 shares of common stock representing an aggregate offering price of approximately $3.5 billion. On March 2, 2023, the plaintiffs in the federal court action filed an amended consolidated complaint, and on July 3, 2023, the court denied the defendants’ motion to dismiss the amended consolidated complaint. On June 30, 2023, the court in the state court action granted the defendants’ motion to dismiss the complaint.
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
Robinhood Markets, Inc. GS&Co. is among the underwriters named as defendants in a putative securities class action filed on December 17, 2021 in the U.S. District Court for the Northern District of California relating to Robinhood Markets, Inc.’s (Robinhood) approximately $2.2 billion July 2021 initial public offering. In addition to the underwriters, the defendants include Robinhood and certain of its officers and directors. GS&Co. underwrote 18,039,706 shares of common stock representing an aggregate offering price of approximately $686 million. On February 10, 2023, the court granted the defendants’ motion to dismiss the complaint with leave to amend, and on March 13, 2023, the plaintiffs filed a second amended complaint. On May 12, 2023, the defendants moved to dismiss the second amended complaint.

ON24, Inc. GS&Co. is among the underwriters named as defendants in a putative securities class action filed on November 3, 2021 in the U.S. District Court for the Northern District of California relating to ON24, Inc.’s (ON24) approximately $492 million February 2021 initial public offering of common stock. In addition to the underwriters, the defendants include ON24 and certain of its officers and directors, including a director who was a Managing Director of GS&Co. at the time of the initial public offering. GS&Co. underwrote 3,616,785 shares of common stock representing an aggregate offering price of approximately $181 million. On March 18, 2022, the plaintiffs filed a consolidated complaint, and on July 7, 2023, the court granted the defendants’ motion to dismiss the consolidated complaint with leave to amend.
Riskified Ltd. GS&Co. is among the underwriters named as defendants in a putative securities class action filed on May 2, 2022 in the U.S. District Court for the Southern District of New York relating to Riskified Ltd.’s (Riskified) approximately $423 million July 2021 initial public offering. In addition to the underwriters, the defendants include Riskified and certain of its officers and directors. GS&Co. underwrote 6,981,128 shares of common stock representing an aggregate offering price of approximately $147 million. On November 28, 2022, the plaintiffs filed a second amended complaint, and on June 2, 2023, the court granted the defendants’ motion to dismiss the second amended complaint.
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

Goldman Sachs June 2023 Form 10-Q	94

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
Reata Pharmaceuticals, Inc. GS&Co. is among the underwriters named as defendants in a consolidated amended complaint for a putative securities class action filed on June 21, 2022 in the U.S. District Court for the Eastern District of Texas relating to Reata Pharmaceuticals, Inc.’s (Reata) approximately $282 million December 2020 public offering of common stock. In addition to the underwriters, the defendants include Reata and certain of its officers and directors. GS&Co. underwrote 1,000,000 shares of common stock representing an aggregate offering price of approximately $141 million. On September 7, 2022, the defendants moved to dismiss the consolidated amended complaint. In July 2023, the parties reached a settlement in principle, subject to final documentation and court approval, to resolve this action.

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
LifeStance Health Group, Inc. GS&Co. is among the underwriters named as defendants in a putative securities class action filed on August 10, 2022 in the U.S. District Court for the Southern District of New York relating to LifeStance Health Group, Inc.’s (LifeStance) approximately $828 million June 2021 initial public offering of common stock. In addition to the underwriters, the defendants include LifeStance and certain of its officers and directors. GS&Co. underwrote 10,580,000 shares of common stock representing an aggregate offering price of approximately $190 million. On December 19, 2022, the plaintiffs filed an amended complaint, and on April 10, 2023, the defendants’ motion to dismiss the amended complaint was denied. On June 2, 2023, the plaintiffs moved for class certification.

95	Goldman Sachs June 2023 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
MINISO Group Holding Limited. GS Asia is among the underwriters named as defendants in a putative securities class action filed on August 17, 2022 in the U.S. District Court for the Central District of California and transferred to the U.S. District Court for the Southern District of New York on November 18, 2022 relating to MINISO Group Holding Limited’s (MINISO) approximately $656 million October 2020 initial public offering of ADS. In addition to the underwriters, the defendants include MINISO and certain of its officers and directors. GS Asia underwrote 16,408,093 ADS representing an aggregate offering price of approximately $328 million. On April 24, 2023, the plaintiffs filed a second amended complaint, and on June 23, 2023, the defendants moved to dismiss the second amended complaint.
Coupang, Inc. GS&Co. is among the underwriters named as defendants in a putative securities class action filed on August 26, 2022 in the U.S. District Court for the Southern District of New York relating to Coupang, Inc.’s (Coupang) approximately $4.6 billion March 2021 initial public offering of common stock. In addition to the underwriters, the defendants include Coupang and certain of its officers and directors. GS&Co. underwrote 42,900,000 shares of common stock representing an aggregate offering price of approximately $1.5 billion. On May 24, 2023, the plaintiffs filed an amended complaint, and on July 28, 2023, the defendants moved to dismiss the amended complaint.
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
Opendoor Technologies Inc. GS&Co. is among the underwriters named as defendants in a putative securities class action filed on November 22, 2022 in the U.S. District Court for the District of Arizona relating to, among other things, Opendoor Technologies Inc.’s (Opendoor) approximately $886 million February 2021 public offering of common stock. In addition to the underwriters, the defendants include Opendoor and certain of its officers and directors. GS&Co. underwrote 10,173,401 shares of common stock representing an aggregate offering price of approximately $275 million. On April 17, 2023, the plaintiffs filed a consolidated amended complaint, and on June 30, 2023, the defendants moved to dismiss the consolidated amended complaint.
FIGS, Inc. GS&Co. is among the underwriters named as defendants in a putative securities class action filed on December 8, 2022 in the U.S. District Court for the Central District of California relating to FIGS, Inc.’s (FIGS) approximately $668 million May 2021 initial public offering and approximately $413 million September 2021 secondary equity offering. In addition to the underwriters, the defendants include FIGS, certain of its officers and directors and certain of its shareholders. GS&Co. underwrote 9,545,073 shares of common stock in the May 2021 initial public offering representing an aggregate offering price of approximately $210 million and 3,179,047 shares of common stock in the September 2021 secondary equity offering representing an aggregate offering price of approximately $128 million. On April 10, 2023, the plaintiffs filed a consolidated complaint, and on May 25, 2023, the defendants moved to dismiss the consolidated complaint.

Goldman Sachs June 2023 Form 10-Q	96

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Silvergate Capital Corporation. GS&Co. is among the underwriters and sales agents named as defendants in a putative securities class action filed on January 19, 2023 in the U.S. District Court for the Southern District of California, as amended on May 11, 2023, relating to Silvergate Capital Corporation’s (Silvergate) approximately $288 million January 2021 public offering of common stock, approximately $300 million “at-the-market” offering of common stock conducted from March through May 2021, approximately $200 million July 2021 public offering of depositary shares representing interests in preferred stock, and approximately $552 million December 2021 public offering of common stock. In addition to the underwriters and sales agents, the defendants include Silvergate and certain of its officers and directors. GS&Co. underwrote 1,711,313 shares of common stock in the January 2021 public offering of common stock representing an aggregate offering price of approximately $108 million, acted as a sales agent with respect to up to a $300 million aggregate offering price of shares of common stock in the March through May 2021 “at-the-market” offering, underwrote 1,600,000 depositary shares in the July 2021 public offering representing an aggregate offering price of approximately $40 million, and underwrote 1,375,397 shares of common stock in the December 2021 public offering of common stock representing an aggregate offering price of approximately $199 million. On July 10, 2023, the defendants moved to dismiss the consolidated amended complaint.
Centessa Pharmaceuticals plc. GS&Co. is among the underwriters named as defendants in an amended complaint for a putative securities class action filed on February 10, 2023 in the U.S. District Court for the Southern District of New York relating to Centessa Pharmaceuticals plc’s (Centessa) approximately $380 million May 2021 initial public offering of ADS. In addition to the underwriters, the defendants include Centessa and certain of its officers and directors. GS&Co. underwrote 6,072,000 ADS representing an aggregate offering price of approximately $121 million. On June 7, 2023, the defendants moved to dismiss the amended complaint.

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
F45 Training Holdings Inc. GS&Co. is among the underwriters named as defendants in an amended complaint for a putative securities class action filed on May 19, 2023 in the U.S. District Court for the Western District of Texas relating to F45 Training Holdings Inc.’s (F45) approximately $350 million July 2021 initial public offering of common stock. In addition to the underwriters, the defendants include F45, certain of its officers and directors and certain of its shareholders. GS&Co. acted as a qualified independent underwriter for the offering and underwrote 8,303,744 shares of common stock representing an aggregate offering price of approximately $133 million.
Investment Management Services
Group Inc. and certain of its affiliates are parties to various civil litigation and arbitration proceedings and other disputes with clients relating to losses allegedly sustained as a result of the firm’s investment management services. These claims generally seek, among other things, restitution or other compensatory damages and, in some cases, punitive damages.

97	Goldman Sachs June 2023 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Securities Lending Antitrust Litigation
Group Inc. and GS&Co. were among the defendants named in a putative antitrust class action and three individual actions relating to securities lending practices filed in the U.S. District Court for the Southern District of New York beginning in August 2017. The complaints generally assert claims under federal and state antitrust law and state common law in connection with an alleged conspiracy among the defendants to preclude the development of electronic platforms for securities lending transactions. The individual complaints also assert claims for tortious interference with business relations and under state trade practices law and, in the second and third individual actions, unjust enrichment under state common law. The complaints seek declaratory and injunctive relief, as well as unspecified amounts of compensatory, treble, punitive and other damages. Group Inc. was voluntarily dismissed from the putative class action on January 26, 2018. Defendants’ motion to dismiss the class action complaint was denied on September 27, 2018. Defendants’ motion to dismiss the first individual action was granted on August 7, 2019. On September 30, 2021, the defendants’ motion to dismiss the second and third individual actions, which were consolidated in June 2019, was granted, and on March 24, 2023, the U.S. Court of Appeals for the Second Circuit affirmed the dismissal. On June 30, 2022, the Magistrate Judge recommended that the plaintiffs’ motion for class certification in the putative class action be granted in part and denied in part. On August 15, 2022, the plaintiffs and defendants filed objections to the Magistrate Judge’s report and recommendation with the district court. In May 2023, certain parties, including the firm, reached a settlement in principle, subject to final documentation and court approval, to resolve this action. The firm has reserved the full amount of its proposed contribution to the settlement.

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

Goldman Sachs June 2023 Form 10-Q	98

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

Commodities-Related Litigation
GSI is among the defendants named in putative class actions relating to trading in platinum and palladium, filed beginning on November 25, 2014 and most recently amended on May 15, 2017, in the U.S. District Court for the Southern District of New York. The amended complaint generally alleges that the defendants violated federal antitrust laws and the Commodity Exchange Act in connection with an alleged conspiracy to manipulate a benchmark for physical platinum and palladium prices and seek declaratory and injunctive relief, as well as treble damages in an unspecified amount. On March 29, 2020, the court granted the defendants’ motions to dismiss and for reconsideration, resulting in the dismissal of all claims, and on February 27, 2023, the U.S. Court of Appeals for the Second Circuit reversed the district court’s dismissal of certain plaintiffs’ antitrust claims and vacated the district court’s dismissal of the plaintiffs’ Commodity Exchange Act claim. On April 12, 2023, the defendants’ petition for rehearing or rehearing en banc with the U.S. Court of Appeals for the Second Circuit was denied.
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

99	Goldman Sachs June 2023 Form 10-Q

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

Credit Default Swap Antitrust Litigation
Group Inc., GS&Co. and GSI were among the defendants named in a putative antitrust class action relating to the settlement of credit default swaps, filed on June 30, 2021 in the U.S. District Court for the District of New Mexico. The complaint generally asserts claims under federal antitrust law and the Commodity Exchange Act in connection with an alleged conspiracy among the defendants to manipulate the benchmark price used to value credit default swaps for settlement. The complaint also asserts a claim for unjust enrichment under state common law. The complaint seeks declaratory and injunctive relief, as well as unspecified amounts of treble and other damages. On November 15, 2021, the defendants filed a motion to dismiss the complaint. On February 4, 2022, the plaintiffs filed an amended complaint and voluntarily dismissed Group Inc. from the action. On June 5, 2023, the court dismissed the claims against certain foreign defendants for lack of personal jurisdiction, but denied the defendants’ motion to dismiss with respect to GS&Co., GSI and the remaining defendants.
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
On May 15, 2023, the court preliminarily approved a settlement among the parties pursuant to which the firm agreed to a payment of $215 million. The settlement also provides that the firm will engage an independent expert to complete standard validation studies of its performance evaluation and promotion from vice president to managing director processes, continue or implement certain practices as part of its performance evaluation and promotion processes, and engage an independent expert to perform an annual pay equity analysis for the 2023, 2024 and 2025 year-end compensation cycles.

Goldman Sachs June 2023 Form 10-Q	100

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

•The offering, auction, sales, trading and clearance of corporate and government securities, currencies, commodities and other financial products and related sales and other communications and activities, as well as the firm’s supervision and controls relating to such activities, including compliance with applicable short sale rules, algorithmic, high-frequency and quantitative trading, the firm’s U.S. alternative trading system (dark pool), futures trading, options trading, when-issued trading, transaction and regulatory reporting, technology systems and controls, communications recordkeeping and recording, securities lending practices, prime brokerage activities, trading and clearance of credit derivative instruments and interest rate swaps, commodities activities and metals storage, private placement practices, allocations of and trading in securities, and trading activities and communications in connection with the establishment of benchmark rates, such as currency rates;
•Compliance with the FCPA;
•The firm’s hiring and compensation practices;
•The firm’s system of risk management and controls; and
•Insider trading, the potential misuse and dissemination of material nonpublic information regarding corporate and governmental developments and the effectiveness of the firm’s insider trading controls and information barriers.
The firm is cooperating with all such governmental and regulatory investigations and reviews.

101	Goldman Sachs June 2023 Form 10-Q

Report of Independent Registered Public
Accounting Firm
To the Board of Directors and Shareholders of The Goldman Sachs Group, Inc.:
Results of Review of Interim Financial Statements
We have reviewed the accompanying consolidated balance sheet of The Goldman Sachs Group, Inc. and its subsidiaries (the Company) as of June 30, 2023, the related consolidated statements of earnings, comprehensive income and changes in shareholders’ equity for the three and six month periods ended June 30, 2023 and 2022, and the consolidated statements of cash flows for the six month periods ended June 30, 2023 and 2022, including the related notes (collectively referred to as the “interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2022, and the related consolidated statements of earnings, comprehensive income, changes in shareholders’ equity and cash flows for the year then ended (not presented herein), and in our report dated February 23, 2023, which included a paragraph describing a change in the manner of accounting for credit losses on certain financial instruments in the 2020 consolidated financial statements, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2022, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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
/s/ PricewaterhouseCoopers LLP
New York, New York
August 2, 2023

Goldman Sachs June 2023 Form 10-Q	102

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Statistical Disclosures
Distribution of Assets, Liabilities and Shareholders’ Equity
The tables below present information about average balances, interest and average interest rates.

	Average Balance for the
	Three Months		Six Months
	Ended June		Ended June
$ in millions	2023	2022	2023	2022
Assets
U.S.	$136,597	$146,786	$137,637	$139,663
Non-U.S.	127,291	110,036	126,569	109,247
Deposits with banks	263,888	256,822	264,206	248,910
U.S.	209,791	256,014	203,763	260,353
Non-U.S.	165,629	171,899	165,267	172,688
Collateralized agreements	375,420	427,913	369,030	433,041
U.S.	197,342	159,288	190,389	162,093
Non-U.S.	148,867	126,807	136,469	129,014
Trading assets	346,209	286,095	326,858	291,107
U.S.	119,624	94,362	117,466	82,820
Non-U.S.	15,149	14,717	15,182	15,831
Investments	134,773	109,079	132,648	98,651
U.S.	153,310	142,721	154,432	137,237
Non-U.S.	20,073	23,015	20,106	23,136
Loans	173,383	165,736	174,538	160,373
U.S.	92,718	101,711	89,340	102,674
Non-U.S.	54,831	63,387	57,448	62,756
Other interest-earning assets	147,549	165,098	146,788	165,430
Interest-earning assets	1,441,222	1,410,743	1,414,068	1,397,512
Cash and due from banks	6,901	7,691	6,742	8,274
Other non-interest-earning assets	113,475	145,767	115,022	140,118
Assets	$1,561,598	$1,564,201	$1,535,832	$1,545,904

Liabilities
U.S.	$305,594	$297,332	$303,450	$291,885
Non-U.S.	78,274	74,562	76,539	76,787
Interest-bearing deposits	383,868	371,894	379,989	368,672
U.S.	151,467	109,624	139,891	112,467
Non-U.S.	98,574	85,866	88,839	86,768
Collateralized financings	250,041	195,490	228,730	199,235
U.S.	65,475	89,393	65,739	81,672
Non-U.S.	74,673	89,551	73,442	87,320
Trading liabilities	140,148	178,944	139,181	168,992
U.S.	48,640	34,735	44,576	31,098
Non-U.S.	27,752	30,245	26,737	29,546
Short-term borrowings	76,392	64,980	71,313	60,644
U.S.	199,919	223,037	205,359	227,735
Non-U.S.	45,195	35,766	44,854	34,089
Long-term borrowings	245,114	258,803	250,213	261,824
U.S.	156,540	171,485	156,318	167,878
Non-U.S.	97,967	98,060	96,939	97,950
Other interest-bearing liabilities	254,507	269,545	253,257	265,828
Interest-bearing liabilities	1,350,070	1,339,656	1,322,683	1,325,195
Non-interest-bearing deposits	4,776	4,787	4,759	5,061
Other non-interest-bearing liabilities	89,775	103,529	91,579	101,362
Liabilities	1,444,621	1,447,972	1,419,021	1,431,618
Shareholders’ equity
Preferred stock	10,703	10,703	10,703	10,703
Common stock	106,274	105,526	106,108	103,583
Shareholders’ equity	116,977	116,229	116,811	114,286
Liabilities and shareholders’ equity	$1,561,598	$1,564,201	$1,535,832	$1,545,904
Percentage attributable to non-U.S. operations
Interest-earning assets	36.90%	36.14%	36.85%	36.68%
Interest-bearing liabilities	31.29%	30.91%	30.80%	31.12%

	Interest for the
	Three Months		Six Months
	Ended June		Ended June
$ in millions	2023	2022	2023	2022
Assets
U.S.	$1,844	$309	$3,611	$372
Non-U.S.	952	(32)	1,655	(87)
Deposits with banks	2,796	277	5,266	285
U.S.	2,784	359	5,136	272
Non-U.S.	1,284	13	2,321	(102)
Collateralized agreements	4,068	372	7,457	170
U.S.	1,268	702	2,476	1,439
Non-U.S.	676	425	1,292	778
Trading assets	1,944	1,127	3,768	2,217
U.S.	712	342	1,341	569
Non-U.S.	199	132	387	286
Investments	911	474	1,728	855
U.S.	3,253	1,640	6,357	2,948
Non-U.S.	434	260	788	502
Loans	3,687	1,900	7,145	3,450
U.S.	2,076	506	3,837	805
Non-U.S.	1,354	195	2,573	281
Other interest-earning assets	3,430	701	6,410	1,086
Interest-earning assets	$16,836	$4,851	$31,774	$8,063
Liabilities
U.S.	$3,354	$653	$6,320	$954
Non-U.S.	677	141	1,206	210
Interest-bearing deposits	4,031	794	7,526	1,164
U.S.	2,084	237	3,765	280
Non-U.S.	1,052	70	1,731	38
Collateralized financings	3,136	307	5,496	318
U.S.	186	220	446	432
Non-U.S.	352	262	690	482
Trading liabilities	538	482	1,136	914
U.S.	286	70	473	131
Non-U.S.	29	34	58	50
Short-term borrowings	315	104	531	181
U.S.	2,664	1,132	5,248	1,862
Non-U.S.	58	44	124	68
Long-term borrowings	2,722	1,176	5,372	1,930
U.S.	2,691	128	5,102	(159)
Non-U.S.	1,719	126	3,146	154
Other interest-bearing liabilities	4,410	254	8,248	(5)
Interest-bearing liabilities	$15,152	$3,117	$28,309	$4,502
Net interest income
U.S.	$672	$1,418	$1,404	$2,905
Non-U.S.	1,012	316	2,061	656
Net interest income	$1,684	$1,734	$3,465	$3,561

103	Goldman Sachs June 2023 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Statistical Disclosures

	Annualized Average Rate for the
	Three Months		Six Months
	Ended June		Ended June
	2023	2022	2023	2022
Assets
U.S.	5.40%	0.84%	5.25%	0.54%
Non-U.S.	2.99%	(0.12)%	2.62%	(0.16)%
Deposits with banks	4.24%	0.43%	3.99%	0.23%
U.S.	5.31%	0.56%	5.04%	0.21%
Non-U.S.	3.10%	0.03%	2.81%	(0.12)%
Collateralized agreements	4.33%	0.35%	4.04%	0.08%
U.S.	2.57%	1.76%	2.60%	1.79%
Non-U.S.	1.82%	1.34%	1.89%	1.21%
Trading assets	2.25%	1.58%	2.31%	1.53%
U.S.	2.38%	1.45%	2.28%	1.38%
Non-U.S.	5.25%	3.59%	5.10%	3.63%
Investments	2.70%	1.74%	2.61%	1.74%
U.S.	8.49%	4.60%	8.23%	4.32%
Non-U.S.	8.65%	4.52%	7.84%	4.36%
Loans	8.51%	4.59%	8.19%	4.33%
U.S.	8.96%	1.99%	8.59%	1.58%
Non-U.S.	9.88%	1.23%	8.96%	0.90%
Other interest-earning assets	9.30%	1.70%	8.73%	1.32%
Interest-earning assets	4.67%	1.38%	4.49%	1.16%
Liabilities
U.S.	4.39%	0.88%	4.17%	0.66%
Non-U.S.	3.46%	0.76%	3.15%	0.55%
Interest-bearing deposits	4.20%	0.85%	3.96%	0.63%
U.S.	5.50%	0.86%	5.38%	0.50%
Non-U.S.	4.27%	0.33%	3.90%	0.09%
Collateralized financings	5.02%	0.63%	4.81%	0.32%
U.S.	1.14%	0.98%	1.36%	1.06%
Non-U.S.	1.89%	1.17%	1.88%	1.11%
Trading liabilities	1.54%	1.08%	1.63%	1.09%
U.S.	2.35%	0.81%	2.12%	0.85%
Non-U.S.	0.42%	0.45%	0.43%	0.34%
Short-term borrowings	1.65%	0.64%	1.49%	0.60%
U.S.	5.33%	2.03%	5.11%	1.64%
Non-U.S.	0.51%	0.49%	0.55%	0.40%
Long-term borrowings	4.44%	1.82%	4.29%	1.48%
U.S.	6.88%	0.30%	6.53%	(0.19)%
Non-U.S.	7.02%	0.51%	6.49%	0.32%
Other interest-bearing liabilities	6.93%	0.38%	6.51%	–
Interest-bearing liabilities	4.49%	0.93%	4.28%	0.68%
Interest rate spread	0.18%	0.45%	0.21%	0.48%
U.S.	0.30%	0.63%	0.31%	0.66%
Non-U.S.	0.76%	0.25%	0.79%	0.26%
Net yield on interest-earning assets	0.47%	0.49%	0.49%	0.51%
In the tables above:
•Assets, liabilities and interest are classified as U.S. and non-U.S. based on the location of the legal entity in which the assets and liabilities are held.
•Derivative instruments and commodities are included in other non-interest-earning assets and other non-interest-bearing liabilities.
•Average collateralized agreements included $182.97 billion of resale agreements and $192.45 billion of securities borrowed for the three months ended June 2023, $237.23 billion of resale agreements and $190.68 billion of securities borrowed for the three months ended June 2022, $175.31 billion of resale agreements and $193.72 billion of securities borrowed for the six months ended June 2023, and $241.68 billion of resale agreements and $191.36 billion of securities borrowed for the six months ended June 2022.
•Other interest-earning assets primarily consists of certain receivables from customers and counterparties.
•Collateralized financings included $202.82 billion of repurchase agreements and $47.22 billion of securities loaned for the three months ended June 2023, $154.10 billion of repurchase agreements and $41.39 billion of securities loaned for the three months ended June 2022, $185.42 billion of repurchase agreements and $43.31 billion of securities loaned for the six months ended June 2023, and $156.03 billion of repurchase agreements and $43.21 billion of securities loaned for the six months ended June 2022.
•Substantially all other interest-bearing liabilities consists of certain payables to customers and counterparties.
•Interest rates for borrowings include the effects of interest rate swaps accounted for as hedges.
•Loans exclude loans held for sale that are accounted for at the lower of cost or fair value. Such loans are included within other interest-earning assets.
•Short- and long-term borrowings include both secured and unsecured borrowings.

Goldman Sachs June 2023 Form 10-Q	104

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
This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2022. References to “the 2022 Form 10-K” are to our Annual Report on Form 10-K for the year ended December 31, 2022. References to “this Form 10-Q” are to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2023. All references to “the consolidated financial statements” or “Statistical Disclosures” are to Part I, Item 1 of this Form 10-Q. The consolidated financial statements are unaudited. All references to June 2023, March 2023 and June 2022 refer to our periods ended, or the dates, as the context requires, June 30, 2023, March 31, 2023 and June 30, 2022, respectively. All references to December 2022 refer to the date December 31, 2022. Any reference to a future year refers to a year ending on December 31 of that year. Certain reclassifications have been made to previously reported amounts to conform to the current presentation.

Executive Overview
Three Months Ended June 2023 versus June 2022. We generated net earnings of $1.22 billion for the second quarter of 2023, compared with $2.93 billion for the second quarter of 2022. Diluted earnings per common share (EPS) was $3.08 for the second quarter of 2023, compared with $7.73 for the second quarter of 2022. Annualized return on average common shareholders’ equity (ROE) was 4.0% for the second quarter of 2023, compared with 10.6% for the second quarter of 2022. Book value per common share was $309.33 as of June 2023, essentially unchanged compared with March 2023 and 1.9% higher compared with December 2022.
Net revenues were $10.90 billion for the second quarter of 2023, 8% lower than the second quarter of 2022, reflecting lower net revenues in Global Banking & Markets and slightly lower net revenues in Asset & Wealth Management, partially offset by higher net revenues in Platform Solutions. Net revenues in Global Banking & Markets reflected significantly lower net revenues in Fixed Income, Currency, and Commodities (FICC) compared with a strong prior year period and significantly lower Investment banking fees. Net revenues in Asset & Wealth Management reflected significantly higher net losses in Equity investments, significantly lower Incentive fees and significantly lower net revenues in Debt investments, partially offset by significantly higher net revenues in Private banking and lending and slightly higher Management and other fees. Net revenues in Platform Solutions reflected significantly higher net revenues in Consumer platforms.
Provision for credit losses was $615 million for the second quarter of 2023, compared with $667 million for the second quarter of 2022. Provisions for the second quarter of 2023 reflected net provisions related to the credit card and point-of-sale loan portfolios, driven by net charge-offs and growth, and individual impairments on wholesale loans, partially offset by a reserve reduction related to the repayment of a term deposit with First Republic Bank (First Republic). Provisions for the second quarter of 2022 reflected growth (primarily in credit cards) and the impact of broad macroeconomic concerns.

105	Goldman Sachs June 2023 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
Operating expenses were $8.54 billion for the second quarter of 2023, 12% higher than the second quarter of 2022, due to an impairment of goodwill of $504 million related to Consumer platforms and impairments of approximately $485 million related to commercial real estate included within consolidated investment entities. Our efficiency ratio (total operating expenses divided by total net revenues) was 78.4% for the second quarter of 2023, compared with 64.5% for the second quarter of 2022.
During the quarter, we returned a total of $1.61 billion of capital to common shareholders, including common stock repurchases of $750 million and common stock dividends of $864 million. As of June 2023, our Common Equity Tier 1 (CET1) capital ratio was 14.9% under the Standardized Capital Rules and 14.4% under the Advanced Capital Rules. See Note 20 to the consolidated financial statements for further information about our capital ratios.
Six Months Ended June 2023 versus June 2022. We generated net earnings of $4.45 billion for the first half of 2023, compared with $6.87 billion for the first half of 2022. Diluted EPS was $11.91 for the first half of 2023, compared with $18.47 for the first half of 2022. Annualized ROE was 7.8% for the first half of 2023, compared with 12.8% for the first half of 2022.
Net revenues were $23.12 billion for the first half of 2023, 7% lower than the first half of 2022, reflecting lower net revenues in Global Banking & Markets, partially offset by higher net revenues in Platform Solutions and Asset & Wealth Management. Net revenues in Global Banking & Markets reflected significantly lower net revenues in FICC compared with a strong prior year period and significantly lower Investment banking fees. Net revenues in Asset & Wealth Management primarily reflected higher Management and other fees and higher net revenues in Private banking and lending, partially offset by significantly lower Incentive fees. Net revenues in Platform Solutions reflected significantly higher net revenues in Consumer platforms.
Provision for credit losses was $444 million for the first half of 2023, compared with $1.23 billion for the first half of 2022. Provisions for the first half of 2023 reflected net provisions related to the credit card and point-of-sale loan portfolios, driven by net charge-offs and growth, partially offset by a reserve reduction related to the sale of substantially all of the Marcus loans portfolio. Provisions for the first half of 2022 primarily reflected portfolio growth (primarily in credit cards) and the impact of macroeconomic and geopolitical concerns.

Operating expenses were $16.95 billion for the first half of 2023, 10% higher than the first half of 2022, primarily due to impairments of approximately $840 million related to commercial real estate included within consolidated investment entities and an impairment of goodwill of $504 million related to Consumer platforms. Our efficiency ratio for the first half of 2023 was 73.3%, compared with 62.0% for the first half of 2022.
During the first half of 2023, we returned a total of $5.03 billion of capital to common shareholders, including common stock repurchases of $3.30 billion and common stock dividends of $1.73 billion.

Business Environment
During the second quarter of 2023, broad macroeconomic and geopolitical concerns continued to weigh on global economic activity. Stress in the banking sector remained a key focus early in the second quarter, subsiding after regional banks showed stability. Uncertainty heightened regarding a resolution on the U.S. federal debt ceiling before being resolved. Concerns about persistent inflation and the economic outlook remained, but declining inflationary measures and signs of improved sentiment were positive developments. These factors contributed to higher global equity prices compared with the end of the first quarter of 2023, while the commercial real estate market continued to face increased pressure.
There remains uncertainty about the economic outlook, reflecting concerns about geopolitical risks, inflation and the commercial real estate sector, and about potential increases in regulatory requirements. See “Results of Operations — Segment Assets and Operating Results — Segment Operating Results” for further information about the operating environment for each of our business segments.

Goldman Sachs June 2023 Form 10-Q	106

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

Instruments classified in level 3 of the fair value hierarchy are those which require one or more significant inputs that are not observable. Level 3 financial assets represented 1.7% as of both June 2023 and March 2023, and 1.8% as of December 2022 of our total assets. See Notes 4 and 5 to the consolidated financial statements for further information about level 3 financial assets, including changes in level 3 financial assets and related fair value measurements. Absent evidence to the contrary, instruments classified in level 3 of the fair value hierarchy are initially valued at transaction price, which is considered to be the best initial estimate of fair value. Subsequent to the transaction date, we use other methodologies to determine fair value, which vary based on the type of instrument. Estimating the fair value of level 3 financial instruments requires judgments to be made. These judgments include:
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

107	Goldman Sachs June 2023 Form 10-Q

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

Goldman Sachs June 2023 Form 10-Q	108

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
To estimate the potential impact of an adverse macroeconomic environment on our allowance for credit losses, we, among other things, compared the expected credit losses under the weighted average forecast used in the calculation of allowance for credit losses as of June 2023 (which was weighted towards the baseline and adverse economic scenarios) to the expected credit losses under a 100% weighted adverse economic scenario. The adverse economic scenario of the forecast model reflects a global recession in the second half of 2023 through the first half of 2024 and a more aggressive tightening of monetary policy by central banks, resulting in an economic contraction and rising unemployment rates. A 100% weighting to the adverse economic scenario would have resulted in an approximate $0.8 billion increase in our allowance for credit losses as of June 2023. This hypothetical increase does not take into consideration any potential adjustments to qualitative reserves. The forecasts of macroeconomic conditions are inherently uncertain and do not take into account any other offsetting or correlated effects. The actual credit loss in an adverse macroeconomic environment may differ significantly from this estimate. See Note 9 to the consolidated financial statements for further information about the allowance for credit losses.
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

109	Goldman Sachs June 2023 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
Goodwill is assessed for impairment annually in the fourth quarter or more frequently if events occur or circumstances change that indicate an impairment may exist. When assessing goodwill for impairment, first, a qualitative assessment can be made to determine whether it is more likely than not that the estimated fair value of a reporting unit is less than its carrying value. If the results of the qualitative assessment are not conclusive, a quantitative goodwill test is performed. Alternatively, a quantitative goodwill test can be performed without performing a qualitative assessment. Estimating the fair value of our reporting units requires judgment. Critical inputs to the fair value estimates include projected earnings and allocated equity. There is inherent uncertainty in the projected earnings. The carrying value of each reporting unit reflects an allocation of total shareholders’ equity and represents the estimated amount of total shareholders’ equity required to support the activities of the reporting unit under currently applicable regulatory capital requirements. In connection with the exploration of a potential sale of GreenSky, we performed a quantitative goodwill test and determined that the goodwill associated with Consumer platforms was impaired, and accordingly, recorded a $504 million impairment in the second quarter of 2023. See Note 12 to the consolidated financial statements for further information about goodwill. If we experience a prolonged or severe period of weakness in the business environment, financial markets, the performance of one or more of our reporting units or our common stock price, or additional increases in capital requirements, our goodwill could be impaired in the future.
Identifiable intangible assets are tested for impairment when events or changes in circumstances suggest that an asset’s or asset group’s carrying value may not be fully recoverable. Judgment is required to evaluate whether indications of potential impairment have occurred, and to test identifiable intangible assets for impairment, if required. An impairment is recognized if the estimated undiscounted cash flows relating to the asset or asset group is less than the corresponding carrying value. In connection with the exploration of a potential sale of GreenSky, we quantitatively tested GreenSky’s identifiable intangible assets for impairment and determined that these assets were not impaired. We will continue to evaluate these assets to determine whether an impairment is required in the future. The identifiable intangible assets related to GreenSky were approximately $625 million as of June 2023 and approximately $660 million as of December 2022. See Note 12 to the consolidated financial statements for further information about identifiable intangible assets.

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

Goldman Sachs June 2023 Form 10-Q	110

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
Financial Overview
The table below presents an overview of our financial results and selected financial ratios.

	Three Months Ended June		Six Months Ended June
$ in millions, except per share amounts	2023	2022	2023	2022
Net revenues	$10,895	$11,864	$23,119	$24,797
Pre-tax earnings	$1,736	$3,544	$5,729	$8,200
Net earnings	$1,216	$2,927	$4,450	$6,866
Net earnings to common	$1,071	$2,786	$4,158	$6,617
Diluted EPS	$3.08	$7.73	$11.91	$18.47
ROE	4.0%	10.6%	7.8%	12.8%
ROTE	4.4%	11.4%	8.5%	13.6%
Net earnings to average assets	0.3%	0.7%	0.6%	0.9%
Return on shareholders’ equity	4.2%	10.1%	7.6%	12.0%
Average equity to average assets	7.5%	7.4%	7.6%	7.4%
Dividend payout ratio	81.2%	25.9%	42.0%	21.7%
Our target (through-the-cycle) is to achieve ROE within a range of 14% to 16% and annualized return on average tangible common shareholders’ equity (ROTE) within a range of 15% to 17%.
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

	Average for the
	Three Months Ended June		Six Months Ended June
$ in millions	2023	2022	2023	2022
Total shareholders’ equity	$116,977	$116,229	$116,811	$114,286
Preferred stock	(10,703)	(10,703)	(10,703)	(10,703)
Common shareholders’ equity	106,274	105,526	106,108	103,583
Goodwill	(6,315)	(5,957)	(6,341)	(5,241)
Identifiable intangible assets	(1,942)	(1,844)	(1,963)	(1,242)
Tangible common shareholders’ equity	$98,017	$97,725	$97,804	$97,100
•Net earnings to average assets is calculated by dividing annualized net earnings by average total assets.
•Return on shareholders’ equity is calculated by dividing annualized net earnings by average monthly shareholders’ equity.
•Average equity to average assets is calculated by dividing average total shareholders’ equity by average total assets.
•Dividend payout ratio is calculated by dividing dividends declared per common share by diluted EPS.
Net Revenues
The table below presents our net revenues by line item.

	Three Months Ended June		Six Months Ended June
$ in millions	2023	2022	2023	2022
Investment banking	$1,432	$1,799	$3,010	$3,943
Investment management	2,356	2,394	4,645	4,464
Commissions and fees	893	1,071	1,981	2,074
Market making	4,351	4,913	9,784	10,942
Other principal transactions	179	(47)	234	(187)
Total non-interest revenues	9,211	10,130	19,654	21,236
Interest income	16,836	4,851	31,774	8,063
Interest expense	15,152	3,117	28,309	4,502
Net interest income	1,684	1,734	3,465	3,561
Total net revenues	$10,895	$11,864	$23,119	$24,797
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

111	Goldman Sachs June 2023 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
Operating Environment. During the second quarter of 2023, the operating environment was generally characterized by continued broad macroeconomic concerns, including inflationary concerns, geopolitical tensions and the outlook for economic growth. These factors contributed to a decline in market-making activity levels and negatively affected industry-wide investment banking activity levels. However, improvements in the outlook for economic conditions contributed to an increase in equity prices compared with the end of the first quarter of 2023, while the commercial real estate market faced increased pressure. In the U.S., the rate of unemployment remained low and the pace of growth in consumer spending declined compared with the first quarter of 2023.
If concerns about the economic outlook grow, including those about geopolitical concerns, inflation, the commercial real estate sector, and potential increases in regulatory requirements, it may lead to a decline in asset prices, a further decline in market-making activity levels, or a continued decline in investment banking activity levels, and net revenues and provision for credit losses would likely be negatively impacted. See “Segment Assets and Operating Results — Segment Operating Results” for information about the operating environment and material trends and uncertainties that may impact our results of operations.
Three Months Ended June 2023 versus June 2022. Net revenues in the consolidated statements of earnings were $10.90 billion for the second quarter of 2023, 8% lower than the second quarter of 2022, primarily reflecting lower market making revenues, significantly lower investment banking revenues and lower commissions and fees, partially offset by net gains in other principal transactions revenues compared with net losses in the prior year period.
Non-Interest Revenues. Investment banking revenues in the consolidated statements of earnings were $1.43 billion for the second quarter of 2023, 20% lower than the second quarter of 2022, primarily due to significantly lower revenues in advisory, reflecting a significant decline in industry-wide completed mergers and acquisitions transactions, partially offset by significantly higher revenues in equity underwriting, primarily reflecting a significant increase in industry-wide volumes.
Investment management revenues in the consolidated statements of earnings were $2.36 billion for the second quarter of 2023, 2% lower than the second quarter of 2022, due to significantly lower incentive fees, driven by significant harvesting in the prior year period, largely offset by higher management and other fees, primarily reflecting the impact of higher average assets under supervision (AUS).
Commissions and fees in the consolidated statements of earnings were $893 million for the second quarter of 2023, 17% lower than the second quarter of 2022, primarily reflecting the impact of GreenSky in the prior year period.

Market making revenues in the consolidated statements of earnings were $4.35 billion for the second quarter of 2023, 11% lower than a strong second quarter of 2022, reflecting significantly lower revenues in intermediation, partially offset by significantly higher revenues in financing. The decrease from intermediation activities reflected significantly lower revenues in equity derivatives, interest rate products, commodities and currencies, partially offset by significantly improved results in mortgages. The increase from financing activities reflected significantly higher revenues in equity financing products.
Other principal transactions revenues in the consolidated statements of earnings were $179 million for the second quarter of 2023, compared with $(47) million for the second quarter of 2022, reflecting improved performance in investments in public equities, corporate private equities and corporate debt, which together had net losses in the prior year period, and a gain of approximately $100 million related to the sale of substantially all of the Marcus loans portfolio, largely offset by weaker performance in real estate investments, which had net losses in the current year period compared with net gains in the prior year period.
Net Interest Income. Net interest income in the consolidated statements of earnings was $1.68 billion for the second quarter of 2023, 3% lower than the second quarter of 2022, reflecting a significant increase in interest expense primarily related to other interest-bearing liabilities, deposits, collateralized financings, and borrowings, each reflecting the impact of higher average interest rates. The increase in interest expense was partially offset by a significant increase in interest income primarily related to collateralized agreements, other interest-earning assets, deposits with banks and loans, each reflecting the impact of higher average interest rates. See “Statistical Disclosures — Distribution of Assets, Liabilities and Shareholders’ Equity” for further information about our sources of net interest income.
Six Months Ended June 2023 versus June 2022. Net revenues in the consolidated statements of earnings were $23.12 billion for the first half of 2023, 7% lower than the first half of 2022, primarily reflecting lower market making revenues and significantly lower investment banking revenues, partially offset by net gains in other principal transactions revenues compared with net losses in the prior year period.
Non-Interest Revenues. Investment banking revenues in the consolidated statements of earnings were $3.01 billion for the first half of 2023, 24% lower than the first half of 2022, due to significantly lower revenues in advisory, reflecting a significant decline in industry-wide completed mergers and acquisitions transactions, and significantly lower revenues in debt underwriting, reflecting a decline in industry-wide volumes, partially offset by significantly higher revenues in equity underwriting, primarily reflecting increased activity in secondary offerings.

Goldman Sachs June 2023 Form 10-Q	112

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
Investment management revenues in the consolidated statements of earnings were $4.65 billion for the first half of 2023, 4% higher than the first half of 2022, due to higher management and other fees, primarily reflecting the inclusion of NN Investment Partners (NNIP) and a reduction in fee waivers on money market funds, partially offset by significantly lower incentive fees, driven by significant harvesting in the prior year period.
Commissions and fees in the consolidated statements of earnings were $1.98 billion for the first half of 2023, 4% lower than the first half of 2022.
Market making revenues in the consolidated statements of earnings were $9.78 billion for the first half of 2023, 11% lower than a strong first half of 2022, reflecting significantly lower revenues in intermediation, partially offset by significantly higher revenues in financing. The decrease from intermediation activities reflected significantly lower revenues in equity derivatives, currencies and commodities, partially offset by significantly improved results in mortgages. The increase from financing activities reflected significantly higher revenues in equity financing products.
Other principal transactions revenues in the consolidated statements of earnings were $234 million for the first half of 2023, compared with $(187) million for the first half of 2022, reflecting improved performance in investments in public equities, corporate private equities and corporate debt, which together had significant net losses in the prior year period driven by a challenging environment, largely offset by weaker performance in real estate investments, which had net losses in the current year period compared with net gains in the prior year period, and net revenues of approximately $(370) million related to the sale of substantially all of the Marcus loans portfolio.
Net Interest Income. Net interest income in the consolidated statements of earnings was $3.47 billion for the first half of 2023, 3% lower than the first half of 2022, reflecting a significant increase in interest expense related to other interest-bearing liabilities, deposits, collateralized financings, and borrowings, each reflecting the impact of higher average interest rates. The increase in interest expense was partially offset by a significant increase in interest income primarily related to collateralized agreements, other interest-earning assets, deposits with banks and loans, each reflecting the impact of higher average interest rates. See “Statistical Disclosures — Distribution of Assets, Liabilities and Shareholders’ Equity” for further information about our sources of net interest income.
Provision for Credit Losses
Provision for credit losses consists of provision for credit losses on financial assets and commitments accounted for at amortized cost, including loans and lending commitments held for investment. See Note 9 to the consolidated financial statements for further information about the provision for credit losses on loans and lending commitments.
The table below presents our provision for credit losses.

	Three Months Ended June		Six Months Ended June
$ in millions	2023	2022	2023	2022
Provision for credit losses	$615	$667	$444	$1,228
Three Months Ended June 2023 versus June 2022. Provision for credit losses in the consolidated statements of earnings was $615 million for the second quarter of 2023, compared with $667 million for the second quarter of 2022. Provisions for the second quarter of 2023 reflected net provisions related to the credit card and point-of-sale loan portfolios, driven by net charge-offs and growth, and individual impairments on wholesale loans, partially offset by a reserve reduction related to the repayment of a term deposit with First Republic. Provisions for the second quarter of 2022 reflected portfolio growth (primarily in credit cards) and the impact of broad macroeconomic concerns.
Six Months Ended June 2023 versus June 2022. Provision for credit losses in the consolidated statements of earnings was $444 million for the first half of 2023, compared with $1.23 billion for the first half of 2022. Provisions for the first half of 2023 reflected net provisions related to the credit card and point-of-sale loan portfolios, driven by net charge-offs and growth, partially offset by a reserve reduction of approximately $440 million related to the sale of substantially all of the Marcus loans portfolio. Provisions for the first half of 2022 primarily reflected portfolio growth (primarily in credit cards) and the impact of macroeconomic and geopolitical concerns.
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
The table below presents our operating expenses by line item and headcount.

	Three Months Ended June		Six Months Ended June
$ in millions	2023	2022	2023	2022
Compensation and benefits	$3,619	$3,695	$7,709	$7,778
Transaction based	1,385	1,317	2,790	2,561
Market development	146	235	318	397
Communications and technology	482	444	948	868
Depreciation and amortization	1,594	570	2,564	1,062
Occupancy	253	259	518	510
Professional fees	392	490	775	927
Other expenses	673	643	1,324	1,266
Total operating expenses	$8,544	$7,653	$16,946	$15,369
Headcount at period-end	44,600	47,000

113	Goldman Sachs June 2023 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
Three Months Ended June 2023 versus June 2022. Operating expenses in the consolidated statements of earnings were $8.54 billion for the second quarter of 2023, 12% higher than the second quarter of 2022. Our efficiency ratio was 78.4% for the second quarter of 2023, compared with 64.5% for the second quarter of 2022.
The increase in operating expenses compared with the second quarter of 2022 reflected an impairment of goodwill of $504 million related to Consumer platforms and impairments of approximately $485 million related to commercial real estate included within consolidated investment entities (both in depreciation and amortization). While certain expenses (e.g., compensation and benefits, occupancy and market development) were impacted by inflationary pressures, the overall impact of higher inflation was not material to operating expenses for the second quarter of 2023. Net provisions for litigation and regulatory proceedings were $19 million for the second quarter of 2023 compared with $91 million for the second quarter of 2022.
As of June 2023, headcount decreased 2% compared with March 2023.
Six Months Ended June 2023 versus June 2022. Operating expenses in the consolidated statements of earnings were $16.95 billion for the first half of 2023, 10% higher than the first half of 2022. Our efficiency ratio was 73.3% for the first half of 2023, compared with our through-the-cycle target efficiency ratio of approximately 60%. Our efficiency ratio was 62.0% for the first half of 2022. The ratio of compensation and benefits to net revenues, net of provision for credit losses, was 34.0% for the first half of 2023, compared with 33.0% for both the first quarter of 2023 and the first half of 2022.
The increase in operating expenses compared with the first half of 2022 primarily reflected impairments of approximately $840 million related to commercial real estate included within consolidated investment entities and an impairment of goodwill of $504 million related to Consumer platforms (both in depreciation and amortization). Additional increases in technology and transaction based expenses and the inclusion of NNIP were partially offset by lower professional fees. Net provisions for litigation and regulatory proceedings were $91 million for the first half of 2023 compared with $216 million for the first half of 2022.
As of June 2023, headcount decreased 8% compared with December 2022, primarily reflecting a headcount reduction initiative during the first half of 2023. Severance-related costs included in compensation and benefits expenses were approximately $260 million for the first half of 2023.

Provision for Taxes
The effective income tax rate for the first half of 2023 was 22.3%, up from the full year income tax rate of 16.5% for 2022 and 19.0% for the first quarter of 2023, primarily due to the impact of an increase in taxes on non-U.S. earnings.
In May 2023, the New York State fiscal year 2024 budget was enacted. The legislation extends the temporary increase in the New York State corporate income tax rate from 6.5% to 7.25% through calendar year 2026. The legislation is not expected to have a material impact on our 2023 annual effective tax rate.
In July 2023, the U.K. Finance (No. 2) Act 2023 was enacted. The legislation enacts a domestic and multinational top-up tax to implement the Domestic Minimum Top-up Tax and Income Inclusion Rule, two of the Organisation for Economic Co-operation and Development Global Anti-Base Erosion Model Rules (Pillar Two), which will apply to us beginning in calendar year 2024. Pillar Two aims to ensure that multinationals pay a minimum effective corporate tax rate of 15% in each jurisdiction in which they operate. The legislation will not impact our 2023 annual effective tax rate and we are currently evaluating the impact on our 2024 annual effective tax rate.
We expect our 2023 tax rate to be approximately 22%.
Segment Assets and Operating Results
Segment Assets. The table below presents assets by segment.

	As of
	June	December
$ in millions	2023	2022
Global Banking & Markets	$1,312,170	$1,169,539
Asset & Wealth Management	196,448	214,970
Platform Solutions	62,768	57,290
Total	$1,571,386	$1,441,799
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

Goldman Sachs June 2023 Form 10-Q	114

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
Segment Operating Results. The table below presents our segment operating results.

	Three Months Ended June		Six Months Ended June
$ in millions	2023	2022	2023	2022
Global Banking & Markets
Net revenues	$7,189	$8,342	$15,633	$18,404
Provision for credit losses	56	208	185	399
Operating expenses	4,282	4,431	8,911	9,404
Pre-tax earnings	$2,851	$3,703	$6,537	$8,601
Net earnings to common	$1,982	$2,952	$4,858	$7,016
Average common equity	$71,205	$70,932	$70,362	$69,439
Return on average common equity	11.1%	16.6%	13.8%	20.2%

Asset & Wealth Management
Net revenues	$3,047	$3,179	$6,263	$5,782
Provision for credit losses	15	149	(550)	352
Operating expenses	3,275	2,823	6,443	5,232
Pre-tax earnings/(loss)	$(243)	$207	$370	$198
Net earnings/(loss) to common	$(239)	$142	$225	$108
Average common equity	$31,047	$30,923	$31,781	$30,968
Return on average common equity	(3.1)%	1.8%	1.4%	0.7%

Platform Solutions
Net revenues	$659	$343	$1,223	$611
Provision for credit losses	544	310	809	477
Operating expenses	987	399	1,592	733
Pre-tax earnings/(loss)	$(872)	$(366)	$(1,178)	$(599)
Net earnings/(loss) to common	$(672)	$(308)	$(925)	$(507)
Average common equity	$4,022	$3,671	$3,965	$3,176
Return on average common equity	(66.8)%	(33.6)%	(46.7)%	(31.9)%

Total
Net revenues	$10,895	$11,864	$23,119	$24,797
Provision for credit losses	615	667	444	1,228
Operating expenses	8,544	7,653	16,946	15,369
Pre-tax earnings	$1,736	$3,544	$5,729	$8,200
Net earnings to common	$1,071	$2,786	$4,158	$6,617
Average common equity	$106,274	$105,526	$106,108	$103,583
Return on average common equity	4.0%	10.6%	7.8%	12.8%
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
•Underwriting. Includes public offerings and private placements for both local and cross-border transactions of a wide range of securities and other financial instruments, including acquisition financing.
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

•FICC financing. Includes (i) secured lending to our clients through structured credit and asset-backed lending, including warehouse loans backed by mortgages (including residential and commercial mortgage loans), corporate loans and consumer loans (including auto loans and private student loans), (ii) commodity financing to clients through structured transactions and (iii) financing through securities purchased under agreements to resell (resale agreements).

115	Goldman Sachs June 2023 Form 10-Q

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
•Equities financing. Includes prime financing, which provides services that principally involve borrowing and lending securities to cover institutional clients’ short sales and borrowing securities to cover our short sales and to make deliveries into the market. In addition, we are an active participant in broker-to-broker securities lending and third-party agency lending activities. We provide financing to our clients for their securities trading activities through margin loans that are collateralized by securities, cash or other acceptable collateral. In addition, we execute swap transactions to provide our clients with exposure to securities and indices. Financing activities also include portfolio financing, which clients can utilize to manage their investment portfolios, and other equity financing activities, including securities-based loans to individuals.
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

Goldman Sachs June 2023 Form 10-Q	116

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
The table below presents our Global Banking & Markets assets.

	As of
	June	December
$ in millions	2023	2022
Cash and cash equivalents	$189,889	$167,203
Collateralized agreements	371,856	380,157
Customer and other receivables	144,605	122,037
Trading assets	367,327	272,788
Investments	111,451	103,229
Loans	109,532	107,648
Other assets	17,510	16,477
Total	$1,312,170	$1,169,539
The table below presents details about our Global Banking & Markets loans.

	As of
	June	December
$ in millions	2023	2022
Corporate	$24,877	$25,776
Real estate	34,412	33,215
Securities-based	3,684	3,857
Other collateralized	47,372	45,407
Other	539	561
Loans, gross	110,884	108,816
Allowance for loan losses	(1,352)	(1,168)
Total loans	$109,532	$107,648
Our average Global Banking & Markets gross loans were $110.21 billion for the three months ended June 2023, $104.79 billion for the three months ended June 2022, $109.84 billion for the six months ended June 2023 and $101.12 billion for the six months ended June 2022.
The table below presents our Global Banking & Markets operating results.

	Three Months Ended June		Six Months Ended June
$ in millions	2023	2022	2023	2022
Advisory	$645	$1,197	$1,463	$2,324
Equity underwriting	338	145	593	421
Debt underwriting	448	457	954	1,198
Investment banking fees	1,431	1,799	3,010	3,943
FICC intermediation	2,089	2,921	5,369	7,020
FICC financing	622	721	1,273	1,352
FICC	2,711	3,642	6,642	8,372
Equities intermediation	1,533	1,767	3,274	3,945
Equities financing	1,433	1,177	2,707	2,238
Equities	2,966	2,944	5,981	6,183
Other	81	(43)	—	(94)
Net revenues	7,189	8,342	15,633	18,404
Provision for credit losses	56	208	185	399
Operating expenses	4,282	4,431	8,911	9,404
Pre-tax earnings	2,851	3,703	6,537	8,601
Provision for taxes	760	645	1,460	1,399
Net earnings	2,091	3,058	5,077	7,202
Preferred stock dividends	109	106	219	186
Net earnings to common	$1,982	$2,952	$4,858	$7,016

Average common equity	$71,205	$70,932	$70,362	$69,439
Return on average common equity	11.1%	16.6%	13.8%	20.2%
The table below presents our FICC and Equities net revenues by line item in the consolidated statements of earnings.

$ in millions	FICC	Equities
Three Months Ended June 2023
Market making	$2,312	$2,039
Commissions and fees	–	889
Other principal transactions	165	24
Net interest income	234	14
Total	$2,711	$2,966
Three Months Ended June 2022
Market making	$3,056	$1,857
Commissions and fees	–	938
Other principal transactions	116	5
Net interest income	470	144
Total	$3,642	$2,944
Six Months Ended June 2023
Market making	$5,885	$3,899
Commissions and fees	–	1,925
Other principal transactions	237	47
Net interest income	520	110
Total	$6,642	$5,981
Six Months Ended June 2022
Market making	$6,967	$3,975
Commissions and fees	–	1,940
Other principal transactions	237	15
Net interest income	1,168	253
Total	$8,372	$6,183
In the table above:
•See “Net Revenues” for information about market making revenues, commissions and fees, other principal transactions revenues and net interest income. See Note 25 to the consolidated financial statements for net interest income by segment.
•The primary driver of net revenues for FICC intermediation for all periods was client activity.

117	Goldman Sachs June 2023 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
The table below presents our financial advisory and underwriting transaction volumes.

	Three Months Ended June		Six Months Ended June
$ in billions	2023	2022	2023	2022
Announced mergers and acquisitions	$215	$467	$325	$830
Completed mergers and acquisitions	$136	$387	$353	$766
Equity and equity-related offerings	$10	$8	$21	$18
Debt offerings	$55	$52	$128	$139
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
Operating Environment. During the second quarter of 2023, Global Banking & Markets operated in an environment generally characterized by continued broad macroeconomic concerns, including inflationary concerns, geopolitical tensions and the outlook for economic growth. These factors negatively affected industry-wide investment banking activity levels and contributed to a decline in market-making activity levels.
In investment banking, industry-wide completed mergers and acquisitions transactions continued to decline from elevated levels in the prior year, while industry-wide equity and debt underwriting volumes remained below historical averages.
In interest rates, the yield on 10-year U.S. Treasury notes increased approximately 35 basis points and the yield on 10-year U.K. gilts increased approximately 90 basis points. In equities, the S&P 500 Index increased by 8% and MSCI World Index increased by 6%, compared with the end of the first quarter of 2023.

In the future, if market and economic conditions deteriorate further, and activity levels or volatility decline further, or credit spreads related to hedges on our relationship lending portfolio tighten, net revenues in Global Banking & Market would likely be negatively impacted. In addition, if economic conditions deteriorate further or if the creditworthiness of borrowers deteriorates, provision for credit losses would likely be negatively impacted.
Three Months Ended June 2023 versus June 2022. Net revenues in Global Banking & Markets were $7.19 billion for the second quarter of 2023, 14% lower than the second quarter of 2022.
Investment banking fees were $1.43 billion, 20% lower than the second quarter of 2022, primarily due to significantly lower net revenues in Advisory, reflecting a significant decline in industry-wide completed mergers and acquisitions transactions, partially offset by significantly higher net revenues in Equity underwriting, primarily reflecting a significant increase in industry-wide volumes.
As of June 2023, our Investment banking fees backlog increased compared with March 2023, primarily due to higher estimated net revenues from potential advisory transactions, partially offset by lower estimated net revenues from potential equity underwriting transactions (primarily from initial public offerings).
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
Net revenues in FICC were $2.71 billion, 26% lower than a strong second quarter of 2022, primarily reflecting significantly lower net revenues in FICC intermediation, driven by significantly lower net revenues in commodities, interest rate products and currencies, partially offset by significantly higher net revenues in mortgages and higher net revenues in credit products. Net revenues in FICC financing were lower, primarily in commodities financing.

Goldman Sachs June 2023 Form 10-Q	118

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
The decrease in FICC intermediation net revenues reflected significantly lower client activity, as activity in the prior year period benefited from an evolving macroeconomic environment. The following provides information about our FICC intermediation net revenues by business, compared with results for the second quarter of 2022:
•Net revenues in commodities, interest rate products and currencies primarily reflected lower client activity.
•Net revenues in mortgages and credit products primarily reflected the impact of improved market-making conditions on our inventory.
Net revenues in Equities were $2.97 billion, essentially unchanged compared with the second quarter of 2022, due to significantly higher net revenues in Equities financing, primarily in prime financing, largely offset by lower net revenues in Equities intermediation, primarily in derivatives.
Net revenues in Other were $81 million, compared with $(43) million for the second quarter of 2022, driven by net gains from direct investments compared with net losses in the prior year period.
Provision for credit losses was $56 million for the second quarter of 2023, compared with $208 million for the second quarter of 2022. Provisions for the second quarter of 2023 reflected net provisions related to the commercial real estate portfolio, partially offset by a reserve reduction related to the repayment of a term deposit with First Republic. Provisions for the second quarter of 2022 primarily reflected the impact of broad macroeconomic concerns.
Operating expenses were $4.28 billion for the second quarter of 2023, 3% lower than the second quarter of 2022, due to lower compensation and benefits expenses (reflecting a decline in operating performance compared with a strong second quarter of 2022). Pre-tax earnings were $2.85 billion for the second quarter of 2023, 23% lower than the second quarter of 2022.
Six Months Ended June 2023 versus June 2022. Net revenues in Global Banking & Markets were $15.63 billion for the first half of 2023, 15% lower than a strong first half of 2022.
Investment banking fees were $3.01 billion, 24% lower than the first half of 2022, due to significantly lower net revenues in Advisory, reflecting a significant decline in industry-wide completed mergers and acquisitions transactions, and significantly lower net revenues in Debt underwriting, reflecting a decline in industry-wide volumes, partially offset by significantly higher net revenues in Equity underwriting, primarily reflecting increased activity in secondary offerings.

As of June 2023, our Investment banking fees backlog decreased compared with December 2022, due to significantly lower estimated net revenues from potential equity underwriting transactions (primarily from initial public offerings) and lower estimated net revenues from potential advisory transactions.
Net revenues in FICC were $6.64 billion, 21% lower than the first half of 2022, primarily reflecting significantly lower net revenues in FICC intermediation, driven by significantly lower net revenues in currencies and commodities, partially offset by significantly higher net revenues in mortgages and credit products and slightly higher net revenues in interest rate products. Net revenues in FICC financing were slightly lower.
The decrease in FICC intermediation net revenues primarily reflected lower client activity, as activity in the prior year period benefited from an evolving macroeconomic environment. The following provides information about our FICC intermediation net revenues by business, compared with results for the first half of 2022:
•Net revenues in currencies primarily reflected lower client activity.
•Net revenues in commodities primarily reflected the impact of less favorable market-making conditions on our inventory.
•Net revenues in mortgages, credit products and interest rate products primarily reflected the impact of improved market-making conditions on our inventory.
Net revenues in Equities were $5.98 billion, 3% lower than the first half of 2022, due to lower net revenues in Equities intermediation, primarily in derivatives, partially offset by significantly higher net revenues in Equities financing, primarily in prime financing.
Provision for credit losses was $185 million for the first half of 2023, compared with $399 million for the first half of 2022. Provisions for the first half of 2023 primarily reflected net provisions related to the commercial real estate portfolio. Provisions for the first half of 2022 reflected the impact of macroeconomic and geopolitical concerns and portfolio growth.
Operating expenses were $8.91 billion for the first half of 2023, 5% lower than the first half of 2022, due to lower compensation and benefits expenses (reflecting a decline in operating performance compared with a strong first half of 2022). Pre-tax earnings were $6.54 billion for the first half of 2023, 24% lower than the first half of 2022.

119	Goldman Sachs June 2023 Form 10-Q

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
We also raise deposits and have issued unsecured loans to consumers through Marcus. During the first half of 2023, we completed the sale of substantially all of the Marcus loans portfolio.

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
•Private banking and lending. Our private banking and lending activities include issuing loans to our wealth management clients. We also accept deposits from wealth management clients, including through Marcus. We also issued unsecured loans to consumers through Marcus. During the first half of 2023, we completed the sale of substantially all of this portfolio. Additionally, we provide investing services through Marcus Invest to U.S. customers. Private banking and lending revenues include net interest income allocated to deposits and net interest income earned on loans to individual clients.
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

Goldman Sachs June 2023 Form 10-Q	120

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
The table below presents our Asset & Wealth Management assets.

	As of
	June	December
$ in millions	2023	2022
Cash and cash equivalents	$55,856	$54,065
Collateralized agreements	10,984	23,723
Customer and other receivables	12,667	13,409
Trading assets	22,040	19,860
Investments	26,120	27,400
Loans	49,518	56,338
Other assets	19,263	20,175
Total	$196,448	$214,970
The table below presents details about our Asset & Wealth Management loans.

	As of
	June	December
$ in millions	2023	2022
Corporate	$13,368	$14,359
Real estate	17,388	18,699
Securities-based	12,023	12,814
Other collateralized	6,515	6,295
Installment	260	4,474
Other	1,116	1,700
Loans, gross	50,670	58,341
Allowance for loan losses	(1,152)	(2,003)
Total loans	$49,518	$56,338
The average Asset & Wealth Management gross loans were $52.97 billion for the three months ended June 2023, $59.85 billion for the three months ended June 2022, $54.97 billion for the six months ended June 2023 and $59.41 billion for the six months ended June 2022.
The table below presents our Asset & Wealth Management operating results.

	Three Months Ended June		Six Months Ended June
$ in millions	2023	2022	2023	2022
Management and other fees	$2,354	$2,243	$4,636	$4,278
Incentive fees	25	185	78	264
Private banking and lending	874	538	1,228	1,030
Equity investments	(403)	(104)	(284)	(398)
Debt investments	197	317	605	608
Net revenues	3,047	3,179	6,263	5,782
Provision for credit losses	15	149	(550)	352
Operating expenses	3,275	2,823	6,443	5,232
Pre-tax earnings/(loss)	(243)	207	370	198
Provision/(benefit) for taxes	(35)	33	82	32
Net earnings/(loss)	(208)	174	288	166
Preferred stock dividends	31	32	63	58
Net earnings/(loss) to common	$(239)	$142	$225	$108

Average common equity	$31,047	$30,923	$31,781	$30,968
Return on average common equity	(3.1)%	1.8%	1.4%	0.7%
Our target is to achieve annual firmwide management and other fees of more than $10 billion (including more than $2 billion from alternatives) in 2024.
Our target is to achieve pre-tax margins in the mid-twenties and ROE in the mid-teens within the medium term (three to five year time horizon from year-end 2022) for Asset & Wealth Management.
The table below presents our Asset management and Wealth management net revenues by line item in Asset & Wealth Management.

$ in millions	Asset management	Wealth management	Asset & Wealth Management
Three Months Ended June 2023
Management and other fees	$1,029	$1,325	$2,354
Incentive fees	25	–	25
Private banking and lending	–	874	874
Equity investments	(403)	–	(403)
Debt investments	197	–	197
Total	$848	$2,199	$3,047
Three Months Ended June 2022
Management and other fees	$1,013	$1,230	$2,243
Incentive fees	185	–	185
Private banking and lending	–	538	538
Equity investments	(104)	–	(104)
Debt investments	317	–	317
Total	$1,411	$1,768	$3,179

Six Months Ended June 2023
Management and other fees	$2,062	$2,574	$4,636
Incentive fees	78	–	78
Private banking and lending	–	1,228	1,228
Equity investments	(284)	–	(284)
Debt investments	605	–	605
Total	$2,461	$3,802	$6,263
Six Months Ended June 2022
Management and other fees	$1,784	$2,494	$4,278
Incentive fees	264	–	264
Private banking and lending	–	1,030	1,030
Equity investments	(398)	–	(398)
Debt investments	608	–	608
Total	$2,258	$3,524	$5,782
The table below presents our Equity investments net revenues by equity type and asset class.

	Three Months Ended June		Six Months Ended June
$ in millions	2023	2022	2023	2022
Equity Type
Private equity	$(304)	$538	$(270)	$804
Public equity	(99)	(642)	(14)	(1,202)
Total	$(403)	$(104)	$(284)	$(398)

Asset Class
Real estate	$(250)	$543	$(240)	$939
Corporate	(153)	(647)	(44)	(1,337)
Total	$(403)	$(104)	$(284)	$(398)
The table below presents details about our Debt investments net revenues.

	Three Months Ended June		Six Months Ended June
$ in millions	2023	2022	2023	2022
Fair value net gains/(losses)	$(190)	$(102)	$(144)	$(242)
Net interest income	387	419	749	850
Total	$197	$317	$605	$608

121	Goldman Sachs June 2023 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
Operating Environment. During the second quarter of 2023, Asset & Wealth Management operated in an environment generally characterized by continued broad macroeconomic concerns, including increased pressure in the commercial real estate market. However, improvements in the outlook for economic conditions contributed to an increase in equity prices compared with the end of the first quarter of 2023, positively affecting assets under supervision.
In the future, if market and economic conditions deteriorate further, it may lead to a decline in asset prices, or investors transitioning to asset classes that typically generate lower fees or withdrawing their assets, and net revenues in Asset & Wealth Management would likely continue to be negatively impacted.
Three Months Ended June 2023 versus June 2022. Net revenues in Asset & Wealth Management were $3.05 billion for the second quarter of 2023, 4% lower than the second quarter of 2022, reflecting significantly higher net losses in Equity investments, significantly lower Incentive fees and significantly lower net revenues in Debt investments, partially offset by significantly higher net revenues in Private banking and lending and slightly higher Management and other fees.
The increase in net losses in Equity investments primarily reflected net losses from real estate investments compared with net gains in the prior year period, partially offset by significantly lower net losses from investments in public equities. The decrease in Incentive fees was driven by significant harvesting in the prior year period. The decrease in Debt investments net revenues reflected net mark-downs in real estate investments. The increase in Private banking and lending net revenues primarily reflected the impact of higher deposit spreads and balances, as well as a gain of approximately $100 million related to the sale of substantially all of the remaining Marcus loans portfolio. The increase in Management and other fees primarily reflected the impact of higher average assets under supervision.
Provision for credit losses was $15 million for the second quarter of 2023, compared with $149 million for the second quarter of 2022. Provisions for the second quarter of 2023 reflected individual impairments on wholesale loans, offset by a reserve reduction related to sales and paydowns. Provisions for the second quarter of 2022 reflected growth in the Marcus loans portfolio and the impact of broad macroeconomic concerns.
Operating expenses were $3.28 billion for the second quarter of 2023, 16% higher than the second quarter of 2022, largely due to impairments of approximately $485 million related to commercial real estate included within consolidated investment entities. Pre-tax loss was $243 million for the second quarter of 2023, compared with pre-tax earnings of $207 million for the second quarter of 2022.
Six Months Ended June 2023 versus June 2022. Net revenues in Asset & Wealth Management were $6.26 billion for the first half of 2023, 8% higher than the first half of 2022, primarily reflecting higher Management and other fees and higher net revenues in Private banking and lending, partially offset by significantly lower Incentive fees. Net revenues in Private banking and lending included net revenues of approximately $(370) million related to the sale of substantially all of the Marcus loans portfolio (offset by a related reserve reduction of approximately $440 million in provision for credit losses).
The increase in Management and other fees primarily reflected the inclusion of NNIP and a reduction in fee waivers on money market funds. The increase in Private banking and lending net revenues primarily reflected the impact of higher deposit spreads and balances, partially offset by the impact of the sale of substantially all of the Marcus loans portfolio. The decrease in net losses in Equity investments reflected significantly lower net losses from investments in public equities, partially offset by net losses from real estate investments compared with net gains in the prior year period. The decrease in Incentive fees was driven by significant harvesting in the prior year period.
Provision for credit losses was a net benefit of $550 million for the first half of 2023, compared with a provision of $352 million for the first half of 2022. The net benefit for the first half of 2023 reflected reserve reductions related to the sale of substantially all of the Marcus loans portfolio, as well as other sales and paydowns. Provisions for the first half of 2022 reflected growth in the Marcus loans portfolio and the impact of macroeconomic and geopolitical concerns.
Operating expenses were $6.44 billion for the first half of 2023, 23% higher than the first half of 2022, primarily due to impairments of approximately $840 million related to commercial real estate included within consolidated investment entities, higher compensation and benefits expenses and the inclusion of NNIP. Pre-tax earnings were $370 million for the first half of 2023, compared with pre-tax earnings of $198 million for the first half of 2022.

Goldman Sachs June 2023 Form 10-Q	122

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
The table below presents information about our firmwide period-end AUS by asset class, client channel, region and vehicle.

	As of June
$ in billions	2023	2022
Asset Class
Alternative investments	$267	$254
Equity	627	552
Fixed income	1,056	1,007
Total long-term AUS	1,950	1,813
Liquidity products	764	682
Total AUS	$2,714	$2,495

Client Channel
Institutional	$955	$927
Wealth management	772	671
Third-party distributed	987	897
Total AUS	$2,714	$2,495

Region
Americas	$1,931	$1,775
EMEA	588	536
Asia	195	184
Total AUS	$2,714	$2,495

Vehicle
Separate accounts	$1,462	$1,362
Public funds	914	831
Private funds and other	338	302
Total AUS	$2,714	$2,495
In the table above:
•Liquidity products includes money market funds and private bank deposits.
•EMEA represents Europe, Middle East and Africa.
The table below presents changes in our AUS.

	Three Months Ended June		Six Months Ended June
$ in billions	2023	2022	2023	2022
Beginning balance	$2,672	$2,394	$2,547	$2,470
Net inflows/(outflows):
Alternative investments	(1)	4	–	9
Equity	(3)	1	(5)	15
Fixed income	12	(3)	21	(5)
Total long-term AUS net inflows/(outflows)	8	2	16	19
Liquidity products	4	(7)	53	(13)
Total AUS net inflows/(outflows)	12	(5)	69	6
Acquisitions	–	305	–	312
Net market appreciation/(depreciation)	30	(199)	98	(293)
Ending balance	$2,714	$2,495	$2,714	$2,495
In the table above, acquisitions for the second quarter of 2022 included inflows from the acquisition of NNIP and acquisitions for the first half of 2022 also included inflows from the acquisition of the assets of Bombardier Global Pension Asset Management Inc. For each, substantially all of the inflows were in fixed income and equity assets.
The table below presents information about our average monthly firmwide AUS by asset class.

	Average for the
	Three Months Ended June		Six Months Ended June
$ in billions	2023	2022	2023	2022
Asset Class
Alternative investments	$267	$257	$266	$248
Equity	606	603	596	599
Fixed income	1,050	1,047	1,041	993
Total long-term AUS	1,923	1,907	1,903	1,840
Liquidity products	764	682	739	673
Total AUS	$2,687	$2,589	$2,642	$2,513
In addition to our AUS, we have discretion over alternative investments where we currently do not earn management fees (non-fee-earning alternative assets).
We earn management fees on client assets that we manage and also receive incentive fees based on a percentage of a fund’s or a separately managed account’s return, or when the return exceeds a specified benchmark or other performance targets. These incentive fees are recognized when it is probable that a significant reversal of such fees will not occur. Our estimated unrecognized incentive fees were $3.48 billion as of June 2023 and $3.33 billion as of December 2022. Such amounts are based on the completion of the funds’ financial statements, which is generally one quarter in arrears. These fees will be recognized, assuming no decline in fair value, if and when it is probable that a significant reversal of such fees will not occur, which is generally when such fees are no longer subject to fluctuations in the market value of the assets.
The table below presents our average effective management fee (which excludes non-asset-based fees) earned on our firmwide AUS by asset class.

	Three Months Ended June		Six Months Ended June
Effective fees (bps)	2023	2022	2023	2022
Alternative investments	65	62	65	63
Equity	57	57	58	58
Fixed income	17	18	18	17
Liquidity products	15	15	15	12
Total average effective fee	31	31	31	31
In the table above, our average effective management fee for liquidity products increased during the first half of 2023 compared to the first half of 2022, primarily reflecting higher management fee waivers in 2022.

123	Goldman Sachs June 2023 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
The table below presents details about our monthly average AUS for alternative investments and the average effective management fee we earned on such assets.

$ in billions	Direct strategies	Fund of funds	Total
Three Months Ended June 2023
Average AUS
Corporate equity	$29	$69	$98
Credit	43	2	45
Real estate	12	8	20
Hedge funds and other	42	23	65
Funds and discretionary accounts	$126	$102	$228
Advisory accounts			39
Total average AUS for alternative investments			$267
Effective Fees (bps)
Corporate equity	124	59	78
Credit	78	43	77
Real estate	88	43	69
Hedge funds and other	69	52	63
Funds and discretionary accounts	86	56	73
Advisory accounts			16
Total average effective fee			65
Three Months Ended June 2022
Average AUS
Corporate equity	$26	$58	$84
Credit	40	2	42
Real estate	10	8	18
Hedge funds and other	47	23	70
Funds and discretionary accounts	$123	$91	$214
Advisory accounts			43
Total average AUS for alternative investments			$257
Effective Fees (bps)
Corporate equity	128	60	81
Credit	75	50	74
Real estate	98	49	76
Hedge funds and other	63	46	57
Funds and discretionary accounts	84	55	72
Advisory accounts			16
Total average effective fee			62
Six Months Ended June 2023
Average AUS
Corporate equity	$28	$69	$97
Credit	43	2	45
Real estate	12	8	20
Hedge funds and other	42	22	64
Funds and discretionary accounts	$125	$101	$226
Advisory accounts			40
Total average AUS for alternative investments			$266
Effective Fees (bps)
Corporate equity	129	61	81
Credit	79	50	78
Real estate	83	46	67
Hedge funds and other	67	54	62
Funds and discretionary accounts	86	58	74
Advisory accounts			16
Total average effective fee			65
Six Months Ended June 2022
Average AUS
Corporate equity	$26	$59	$85
Credit	33	2	35
Real estate	9	8	17
Hedge funds and other	47	22	69
Funds and discretionary accounts	$115	$91	$206
Advisory accounts			42
Total average AUS for alternative investments			$248
Effective Fees (bps)
Corporate equity	130	58	80
Credit	84	56	82
Real estate	98	51	76
Hedge funds and other	63	49	58
Funds and discretionary accounts	87	55	73
Advisory accounts			16
Total average effective fee			63
In the table above, direct strategies primarily includes our private equity, growth equity, private credit, liquid alternatives and real estate strategies. Fund of funds primarily includes our business which invests in leading private equity, hedge fund, real estate and credit third-party managers as a limited partner, secondary-market investor, co-investor or management company partner.
The table below presents information about our period-end AUS for alternative investments, non-fee-earning alternative investments and total alternative investments.

$ in billions	AUS	Non-fee-earning alternative assets	Total alternative assets
As of June 2023
Corporate equity	$98	$79	$177
Credit	45	75	120
Real estate	20	33	53
Hedge funds and other	65	2	67
Funds and discretionary accounts	228	189	417
Advisory accounts	39	1	40
Total alternative investments	$267	$190	$457
As of June 2022
Corporate equity	$84	$83	$167
Credit	43	79	122
Real estate	17	37	54
Hedge funds and other	68	2	70
Funds and discretionary accounts	212	201	413
Advisory accounts	42	–	42
Total alternative investments	$254	$201	$455
In the table above:
•Corporate equity primarily includes private equity.
•Total alternative assets included uncalled capital that is available for future investing of $56 billion as of June 2023 and $49 billion as of June 2022.
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

Goldman Sachs June 2023 Form 10-Q	124

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
We have announced a strategic objective of growing our third-party alternatives business, and have established a target of achieving gross inflows of $225 billion for alternative investments from 2020 through the end of 2024.
The table below presents information about third-party commitments raised in our alternatives business from 2020 through the second quarter of 2023.

As of
$ in billions	June 2023
Included in AUS	$134
Included in non-fee-earning alternative assets	70
Third-party commitments raised	$204
In the table above, commitments included in non-fee-earning alternative assets included approximately $52 billion, which will begin to earn fees (and become AUS) if and when the commitments are drawn and assets are invested.
The table below presents information about alternative investments in Asset & Wealth Management that we hold on our balance sheet by asset type.

	As of
	June	December
$ in billions	2023	2022
Equity securities	$13.5	$14.7
Loans	16.1	19.0
Debt securities	12.1	12.3
CIE investments and other	11.5	12.6
Total	$53.2	$58.6
The table below presents further information about our alternative investments in Asset & Wealth Management that we hold on our balance sheet.

	As of
	June	December
$ in billions	2023	2022
Client co-invest	$22.8	$23.0
Firmwide initiatives	6.6	5.9
Historical principal investments:
Equity securities	4.5	5.6
Loans	5.8	8.4
Debt securities	4.6	5.0
CIE investments and other	8.9	10.7
Total historical principal investments	23.8	29.7
Total	$53.2	$58.6
In the table above:
•Client co-invest primarily includes our investments in funds that we raise and manage or where we have invested alongside the third-party investors.
•Firmwide initiatives primarily includes our investments related to the Community Reinvestment Act and our sponsored initiatives, such as One Million Black Women.
•Historical principal investments includes our remaining balance sheet alternative investments portfolio that we plan to reduce. Our target is to reduce this portfolio to less than $15 billion by the end of 2024 and to completely exit this portfolio over the medium term (three to five year time horizon from year-end 2022).
The table below presents the rollforward of our alternative investments categorized as historical principal investments for the six months ended June 2023.

Historical
principal
$ in billions	investments
Beginning balance	$29.7
Additions	1.2
Dispositions	(5.6)
Net mark-downs	(1.5)
Ending balance	$23.8
In the table above, dispositions included approximately $1.0 billion of investments that were transferred out of historical principal investments, primarily to Global Banking & Markets.
The table below presents the commercial real estate investments in Asset & Wealth Management that we hold on our balance sheet.

As of
$ in billions	June 2023
Equity securities	$4.2
Loans	3.3
Debt securities	0.7
CIE investments and other, net of financings	4.1
Total	$12.3
In the table above:
•Office-related investments included in equity securities were $0.4 billion, in loans were $0.4 billion, in debt securities were $0.1 billion, and in CIE investments and other, net of financings, were $0.8 billion.
•Commercial real estate investments consisted of approximately 50% of historical principal investments, which we intend to exit over the medium term (three to five year time horizon from year-end 2022).

125	Goldman Sachs June 2023 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
Equity Securities. The table below presents the concentration of equity securities within our alternative investments by region and industry.

	As of
	June	December
$ in billions	2023	2022
Equity securities	$13.5	$14.7

Region
Americas	69%	67%
EMEA	15%	15%
Asia	16%	18%
Total	100%	100%

Industry
Consumer & Retail	6%	6%
Financial Institutions	11%	10%
Healthcare	6%	9%
Industrials	7%	7%
Natural Resources & Utilities	14%	14%
Real Estate	31%	30%
Technology, Media & Telecommunications	24%	23%
Other	1%	1%
Total	100%	100%
In the table above:
•Equity securities included $12.6 billion as of June 2023 and $13.0 billion as of December 2022 of private equity positions, and $0.9 billion as of June 2023 and $1.7 billion as of December 2022 of public equity positions that converted from private equity upon the initial public offerings of the underlying companies.
•The concentrations for real estate equity securities as of June 2023 were 13% for multifamily (9% as of December 2022), 3% for office (5% as of December 2022), 8% for mixed use (8% as of December 2022) and 7% for other real estate equity securities (8% as of December 2022).
The table below presents the concentration of equity securities within our alternative investments by vintage.

Vintage
As of June 2023
2016 or earlier	27%
2017 - 2019	27%
2020 - thereafter	46%
Total	100%
As of December 2022
2015 or earlier	26%
2016 - 2018	26%
2019 - thereafter	48%
Total	100%
Loans and Debt Securities. The table below presents the concentration of loans and debt securities within our alternative investments by accounting classification, region and industry.

	As of
	June	December
$ in billions	2023	2022
Loans	$16.1	$19.0
Debt securities	12.1	12.3
Total	$28.2	$31.3

Accounting Classification
Debt securities at fair value	43%	39%
Loans at amortized cost	46%	49%
Loans at fair value	4%	6%
Loans held for sale	7%	6%
Total	100%	100%

Region
Americas	50%	51%
EMEA	37%	35%
Asia	13%	14%
Total	100%	100%

Industry
Consumer & Retail	11%	10%
Financial Institutions	6%	7%
Healthcare	14%	13%
Industrials	17%	16%
Natural Resources & Utilities	2%	2%
Real Estate	15%	20%
Technology, Media & Telecommunications	28%	25%
Other	7%	7%
Total	100%	100%
CIE Investments and Other. CIE investments and other included assets held by CIEs of $10.2 billion as of June 2023 and $11.8 billion as of December 2022, which were funded with liabilities of approximately $6.0 billion as of June 2023 and $6.3 billion as of December 2022. Substantially all such liabilities were nonrecourse, thereby reducing our equity at risk.
The table below presents the concentration of CIE assets, net of financings, within our alternative investments by region and asset class.

	As of
	June	December
$ in billions	2023	2022
CIE assets, net of financings	$4.2	$5.5
Region
Americas	62%	65%
EMEA	27%	25%
Asia	11%	10%
Total	100%	100%
Asset Class
Hospitality	5%	4%
Industrials	18%	15%
Multifamily	18%	23%
Office	19%	22%
Retail	4%	3%
Senior Housing	17%	14%
Student Housing	9%	7%
Other	10%	12%
Total	100%	100%

Goldman Sachs June 2023 Form 10-Q	126

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
In the table above, certain CIE investments included within the other asset class were reclassified to the industrials asset class. Prior period amounts have been conformed to the current presentation.
The table below presents the concentration of CIE assets, net of financings, within our alternative investments by vintage.

Vintage
As of June 2023
2016 or earlier	12%
2017 - 2019	55%
2020 - thereafter	33%
Total	100%
As of December 2022
2015 or earlier	5%
2016 - 2018	45%
2019 - thereafter	50%
Total	100%
Platform Solutions
Platform Solutions includes our consumer platforms, such as partnerships offering credit cards and point-of-sale financing, and transaction banking and other platform businesses.
Platform Solutions generates revenues from the following:
Consumer platforms. Our Consumer platforms business issues credit cards and provides point-of-sale financing through GreenSky to consumers to finance the purchases of goods or services. Consumer platforms revenues primarily includes net interest income earned on credit card lending and point-of-sale financing activities. In April 2023, we announced that we are initiating a process to explore the potential sale of GreenSky. We also accept deposits from Apple Card customers.
Transaction banking and other. We provide transaction banking and other services, including cash management services, such as deposit-taking and payment solutions for corporate and institutional clients. Transaction banking revenues include net interest income attributed to transaction banking deposits.
The table below presents our Platform Solutions assets.

	As of
	June	December
$ in millions	2023	2022
Cash and cash equivalents	$25,186	$20,557
Collateralized agreements	5,463	10,278
Customer and other receivables	5	2
Trading assets	10,962	8,597
Loans	19,083	15,300
Other assets	2,069	2,556
Total	$62,768	$57,290

The table below presents details about our Platform Solutions loans.

	As of
	June	December
$ in millions	2023	2022
Installment	$4,874	$1,852
Credit cards	16,879	15,820
Other	58	–
Loans, gross	21,811	17,672
Allowance for loan losses	(2,728)	(2,372)
Total loans	$19,083	$15,300
The average Platform Solutions gross loans were $20.36 billion for the three months ended June 2023, $11.27 billion for the three months ended June 2022, $19.32 billion for the six months ended June 2023 and $10.25 billion for the six months ended June 2022.
The table below presents our Platform Solutions operating results.

	Three Months Ended June		Six Months Ended June
$ in millions	2023	2022	2023	2022
Consumer platforms	$577	$252	$1,067	$453
Transaction banking and other	82	91	156	158
Net revenues	659	343	1,223	611
Provision for credit losses	544	310	809	477
Operating expenses	987	399	1,592	733
Pre-tax earnings/(loss)	(872)	(366)	(1,178)	(599)
Provision/(benefit) for taxes	(205)	(61)	(263)	(97)
Net earnings/(loss)	(667)	(305)	(915)	(502)
Preferred stock dividends	5	3	10	5
Net earnings/(loss) to common	$(672)	$(308)	$(925)	$(507)

Average common equity	$4,022	$3,671	$3,965	$3,176
Return on average common equity	(66.8)%	(33.6)%	(46.7)%	(31.9)%
Our target is to achieve an efficiency ratio of less than 100% in 2023 and achieve pre-tax profitability by the end of 2025 for Platform Solutions.
Operating Environment. The operating environment for Platform Solutions is mainly impacted by the economic environment in the U.S., which, during the second quarter of 2023, was generally characterized by improved inflationary measures, a continued low rate of unemployment and a decline in the pace of growth in consumer spending compared with the first quarter of 2023.
In the future, if economic conditions deteriorate, it may lead to a decrease in consumer spending or a deterioration in consumer credit, and net revenues and provision for credit losses in Platform Solutions would likely be negatively impacted.

127	Goldman Sachs June 2023 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
Three Months Ended June 2023 versus June 2022. Net revenues in Platform Solutions were $659 million for the second quarter of 2023, 92% higher than the second quarter of 2022, reflecting significantly higher net revenues in Consumer platforms.
The increase in Consumer platforms net revenues primarily reflected significantly higher average credit card balances and higher average point-of-sale loan balances due to the inclusion of GreenSky. Transaction banking and other net revenues were lower, reflecting lower deposit spreads, partially offset by higher average deposit balances.
Provision for credit losses was $544 million for the second quarter of 2023, compared with $310 million for the second quarter of 2022. Provisions for the second quarter of 2023 primarily reflected net charge-offs related to the credit card portfolio and growth in the point-of-sale loan portfolio. Provisions for the second quarter of 2022 reflected growth in the credit card portfolio.
Operating expenses were $987 million for the second quarter of 2023, 147% higher than the second quarter of 2022, largely due to an impairment of goodwill of $504 million related to Consumer platforms. Pre-tax loss was $872 million for the second quarter of 2023, compared with a pre-tax loss of $366 million for the second quarter of 2022.

Six Months Ended June 2023 versus June 2022. Net revenues in Platform Solutions were $1.22 billion for the first half of 2023, 100% higher than the first half of 2022, reflecting significantly higher net revenues in Consumer platforms.
The increase in Consumer platforms net revenues primarily reflected significantly higher average credit card balances and higher average point-of-sale loan balances due to the inclusion of GreenSky. Transaction banking and other net revenues were essentially unchanged.
Provision for credit losses was $809 million for the first half of 2023, compared with $477 million for the first half of 2022. Provisions for the first half of 2023 primarily reflected net charge-offs related to the credit card portfolio and growth in the point-of-sale loan portfolio, partially offset by reserve releases based on actual repayment experience. Provisions for the first half of 2022 primarily reflected growth in the credit card portfolio.
Operating expenses were $1.59 billion for the first half of 2023, 117% higher than the first half of 2022, primarily due to an impairment of goodwill of $504 million related to Consumer platforms. Pre-tax loss was $1.18 billion for the first half of 2023, compared with a pre-tax loss of $599 million for the first half of 2022.
Geographic Data
See Note 25 to the consolidated financial statements for a summary of our total net revenues and pre-tax earnings by geographic region.

Goldman Sachs June 2023 Form 10-Q	128

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

129	Goldman Sachs June 2023 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
Balance Sheet Analysis and Metrics
As of June 2023, total assets in our consolidated balance sheets were $1.57 trillion, an increase of $129.59 billion from December 2022, primarily reflecting increases in trading assets of $99.08 billion (primarily due to increases in equity securities and government obligations, reflecting the impact of our and our clients' activities), cash and cash equivalents of $29.11 billion (primarily reflecting our activity), and customer and other receivables of $21.83 billion (primarily reflecting client activity), partially offset by a decrease in collateralized agreements of $25.86 billion (primarily reflecting the impact of our activities).
As of June 2023, total liabilities in our consolidated balance sheets were $1.45 trillion, an increase of $130.28 billion from December 2022, reflecting an increase in collateralized financings of $129.41 billion (primarily reflecting our and our clients' activities), and deposits of $12.19 billion (due to increases in consumer deposits and brokered certificates of deposit, partially offset by a decrease in private bank deposits), partially offset by a decrease in borrowings of $7.23 billion (driven by maturities).
Our total securities sold under agreements to repurchase (repurchase agreements), accounted for as collateralized financings, were $222.98 billion as of June 2023 and $110.35 billion as of December 2022, which were 10% higher as of June 2023 and 15% lower as of December 2022 than the average daily amount of repurchase agreements over the respective quarters. As of June 2023, the increase in our repurchase agreements relative to the average daily amount of repurchase agreements during the quarter resulted from higher levels of our and our clients’ activities at the end of the period.
The level of our repurchase agreements fluctuates between and within periods, primarily due to providing clients with access to highly liquid collateral, such as certain government and agency obligations, through collateralized financing activities.
The table below presents information about our balance sheet and leverage ratios.

	As of
	June	December
$ in millions	2023	2022
Total assets	$1,571,386	$1,441,799
Unsecured long-term borrowings	$230,813	$247,138
Total shareholders’ equity	$116,493	$117,189
Leverage ratio	13.5x	12.3x
Debt-to-equity ratio	2.0x	2.1x

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

	As of
	June	December
$ in millions, except per share amounts	2023	2022
Total shareholders’ equity	$116,493	$117,189
Preferred stock	(10,703)	(10,703)
Common shareholders’ equity	105,790	106,486
Goodwill	(5,942)	(6,374)
Identifiable intangible assets	(1,921)	(2,009)
Tangible common shareholders’ equity	$97,927	$98,103

Book value per common share	$309.33	$303.55
Tangible book value per common share	$286.34	$279.66
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
•Book value per common share and tangible book value per common share are based on common shares outstanding and restricted stock units granted to employees with no future service requirements and not subject to performance or market conditions (collectively, basic shares) of 342.0 million as of June 2023 and 350.8 million as of December 2022. We believe that tangible book value per common share (tangible common shareholders’ equity divided by basic shares) is meaningful because it is a measure that we and investors use to assess capital adequacy. Tangible book value per common share is a non-GAAP measure and may not be comparable to similar non-GAAP measures used by other companies.

Goldman Sachs June 2023 Form 10-Q	130

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
The table below presents information about our funding sources.

	As of
$ in millions	June 2023		December 2022
Deposits	$398,853	36%	$386,665	40%
Collateralized financings	284,429	26%	155,022	16%
Unsecured short-term borrowings	70,056	6%	60,961	6%
Unsecured long-term borrowings	230,813	21%	247,138	26%
Total shareholders’ equity	116,493	11%	117,189	12%
Total	$1,100,644	100%	$966,975	100%
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
We also raise financing through other types of collateralized financings, such as secured loans and notes. GS Bank USA has access to funding from the Federal Home Loan Bank. We had no outstanding borrowings from the Federal Home Loan Bank as of both June 2023 and December 2022. Additionally, we have access to funding through the Federal Reserve discount window. However, we do not rely on this funding in our liquidity planning and stress testing.

131	Goldman Sachs June 2023 Form 10-Q

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
The table below presents our quarterly unsecured long-term borrowings maturity profile.

$ in millions	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
As of June 2023
2024	$–	$–	$12,278	$11,388	$23,666
2025	$12,411	$12,058	$5,949	$7,389	37,807
2026	$6,561	$4,918	$3,457	$8,771	23,707
2027	$8,789	$3,339	$6,837	$14,269	33,234
2028	$10,807	$6,414	$3,127	$2,750	23,098
2029 - thereafter					89,301
Total					$230,813
The weighted average maturity of our unsecured long-term borrowings as of June 2023 was approximately seven years. To mitigate refinancing risk, we seek to limit the principal amount of debt maturing over the course of any monthly, quarterly, semi-annual or annual time horizon. We enter into interest rate swaps to convert a portion of our unsecured long-term borrowings into floating-rate obligations to manage our exposure to interest rates. See Note 14 to the consolidated financial statements for further information about our unsecured long-term borrowings.
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

Goldman Sachs June 2023 Form 10-Q	132

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
Based on our 2023 CCAR submission, the FRB reduced our SCB from 6.3% to 5.5% for the period from October 1, 2023 through September 30, 2024. As a result, beginning on October 1, 2023, our Standardized CET1 capital ratio requirement will be 13.0%. See “Share Repurchase Program” for further information about common stock repurchases and dividends and “Consolidated Regulatory Capital” for further information about the global systemically important bank (G-SIB) surcharge. We published a summary of our annual DFAST results in June 2023. See “Available Information.”
GS Bank USA is required to conduct stress tests on an annual basis and publish a summary of certain results. GS Bank USA published a summary of its annual DFAST results in June 2023. See “Available Information.”

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
During the second quarter of 2023, we returned a total of $1.61 billion to shareholders, including common stock repurchases of $750 million and common stock dividends of $864 million. The Board of Directors of Group Inc. (Board) approved an increase in our common stock dividend from $2.50 to $2.75 per share beginning in the third quarter of 2023. Based on the increase in our common stock dividend and consistent with our capital management philosophy, we will continue prioritizing deployment of capital for our clients where returns are attractive and return any excess capital to shareholders through dividends and share repurchases. We intend to increase our stock repurchase levels in the third quarter of 2023 relative to the second quarter of 2023.

133	Goldman Sachs June 2023 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
In February 2023, the Board approved a new share repurchase program authorizing repurchases of up to $30 billion (in aggregate value and inclusive of shares repurchased in 2023) of our common stock. See “Unregistered Sales of Equity Securities and Use of Proceeds” in Part II, Item 2 of this Form 10-Q and Note 19 to the consolidated financial statements for further information about our share repurchase program, and see above for information about our capital planning and stress testing process.
The Inflation Reduction Act of 2022 enacted a one percent non-deductible excise tax (buyback tax) on the fair market value of certain corporate share repurchases after December 31, 2022. The fair market value of share repurchases subject to the tax is reduced by the fair market value of any stock issued during the calendar year, including stock issued to employees. The buyback tax did not have a material impact on our financial condition, results of operations or cash flows for either the three or six months ended June 2023.
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
We submitted our 2023 resolution plan in June 2023. See "Available Information" for information about the public portion of our resolution plan submission.
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
The table below presents TLAC and external long-term debt requirements.

	As of
	June	December
	2023	2022
TLAC to RWAs	22.0%	21.5%
TLAC to leverage exposure	9.5%	9.5%
External long-term debt to RWAs	9.0%	8.5%
External long-term debt to leverage exposure	4.5%	4.5%

Goldman Sachs June 2023 Form 10-Q	134

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
In the table above:
•The TLAC to RWAs requirement included (i) the 18% minimum, (ii) the 2.5% buffer, (iii) the countercyclical capital buffer, which the FRB has set to zero percent and (iv) the G-SIB surcharge (Method 1). The G-SIB surcharge (Method 1) was 1.5% as of June 2023 and 1.0% as of December 2022.
•The TLAC to leverage exposure requirement includes (i) the 7.5% minimum and (ii) the 2.0% leverage exposure buffer.
•The external long-term debt to RWAs requirement includes (i) the 6% minimum and (ii) the G-SIB surcharge (Method 2). The G-SIB surcharge (Method 2) was 3.0% as of June 2023 and 2.5% as of December 2022.
•The external long-term debt to total leverage exposure is the 4.5% minimum.
The table below presents information about our TLAC and external long-term debt ratios.

	For the Three Months Ended or as of
	June	December
$ in millions	2023	2022
TLAC	$280,336	$297,100
External long-term debt	$155,840	$172,845
RWAs	$683,540	$679,450
Leverage exposure	$1,955,040	$1,867,358

TLAC to RWAs	41.0%	43.7%
TLAC to leverage exposure	14.3%	15.9%
External long-term debt to RWAs	22.8%	25.4%
External long-term debt to leverage exposure	8.0%	9.3%
In the table above:
•TLAC includes common and preferred stock, and eligible long-term debt issued by Group Inc. Eligible long-term debt represents unsecured debt, which has a remaining maturity of at least one year and satisfies additional requirements.
•External long-term debt consists of eligible long-term debt subject to a haircut if it is due to be paid between one and two years.
•In accordance with the TLAC rules, the higher of Advanced or Standardized RWAs are used in the calculation of TLAC and external long-term debt ratios and applicable requirements. RWAs represent Advanced RWAs as of both June 2023 and December 2022.
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
GS&Co. had regulatory net capital, as defined by Rule 15c3-1, of $23.15 billion as of June 2023 and $22.21 billion as of December 2022, which exceeded the amount required by $18.17 billion as of June 2023 and $17.46 billion as of December 2022. In addition to its alternative minimum net capital requirements, GS&Co. is also required to hold tentative net capital in excess of $5 billion and net capital in excess of $1 billion in accordance with Rule 15c3-1. GS&Co. is also required to notify the SEC in the event that its tentative net capital is less than $6 billion. As of both June 2023 and December 2022, GS&Co. had tentative net capital and net capital in excess of both the minimum and the notification requirements.

135	Goldman Sachs June 2023 Form 10-Q

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
The table below presents GSI’s risk-based capital requirements.

	As of
	June	December
	2023	2022
Risk-based capital requirements
CET1 capital ratio	8.8%	8.7%
Tier 1 capital ratio	10.7%	10.7%
Total capital ratio	13.4%	13.3%
In the table above, the risk-based capital requirements incorporate capital guidance received from the PRA and could change in the future.
The table below presents information about GSI’s risk-based capital ratios.

	As of
	June	December
$ in millions	2023	2022
Risk-based capital and risk-weighted assets
CET1 capital	$32,784	$31,780
Tier 1 capital	$38,284	$40,080
Tier 2 capital	$6,877	$5,377
Total capital	$45,161	$45,457
RWAs	$277,857	$247,653
Risk-based capital ratios
CET1 capital ratio	11.8%	12.8%
Tier 1 capital ratio	13.8%	16.2%
Total capital ratio	16.3%	18.4%
In the table above, the risk-based capital ratios as of June 2023 reflected profits after foreseeable charges that are still subject to verification by GSI’s external auditors and approval by the PRA for inclusion in risk-based capital. These profits contributed approximately 26 basis points to the CET1 capital ratio as of June 2023.
The table below presents GSI's leverage ratio requirement which became effective in January 2023 and the leverage ratio.

As of
June 2023
Leverage ratio requirement	3.35%
Leverage ratio	5.1%

In the table above, the leverage ratio as of June 2023 reflected profits after foreseeable charges that are still subject to verification by GSI’s external auditors and approval by the PRA for inclusion in risk-based capital. These profits contributed approximately 9 basis points to the leverage ratio as of June 2023.
GSI is a registered swap dealer with the CFTC and a registered security-based swap dealer with the SEC. As of both June 2023 and December 2022, GSI was subject to and in compliance with applicable capital requirements for swap dealers and security-based swap dealers.
GSI is also subject to a minimum requirement for own funds and eligible liabilities issued to affiliates. This requirement is subject to a transitional period which began to phase in from January 2019 and became fully effective beginning in January 2022. As of both June 2023 and December 2022, GSI was in compliance with this requirement.
GSJCL, our Japanese broker-dealer, is regulated by Japan’s Financial Services Agency. GSJCL and certain other non-U.S. subsidiaries are also subject to capital requirements promulgated by authorities of the countries in which they operate. As of both June 2023 and December 2022, these subsidiaries were in compliance with their local capital requirements.
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
Basel III Reforms. In July 2023, the U.S. federal bank regulatory authorities proposed a rule implementing the Basel Committee’s finalization of the post-crisis regulatory capital reforms. The proposal provides for a July 1, 2025 effective date, subject to a three-year transition period. The proposal includes the Fundamental Review of the Trading Book, which replaces the market risk rule, and introduces new standardized approaches for credit risk, operational risk and credit valuation adjustment (CVA) risk, which would replace the current models-based approaches. The Federal Reserve also proposed a rule to revise the G-SIB surcharge. The proposals are currently open for comment. We are currently evaluating the impact of the proposed rules, but expect that these rules, if adopted as proposed, could materially increase our regulatory capital requirements.

Goldman Sachs June 2023 Form 10-Q	136

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
Other Matters
Replacement of Interbank Offered Rates (IBORs), including LIBOR. As of July 1, 2023, the publication of all LIBOR settings as representative rates has ceased. The FCA has allowed the publication and use of synthetic rates for certain GBP LIBOR settings in legacy GBP LIBOR-based contracts through March 2024 and for certain USD LIBOR settings in legacy USD LIBOR-based contracts through September 2024.
The International Swaps and Derivatives Association (ISDA) 2020 IBOR Fallbacks Protocol (IBOR Protocol) has provided derivatives market participants with amended fallbacks for legacy and new derivative contracts to mitigate legal or economic uncertainty. Both counterparties had to adhere to the IBOR Protocol or engage in bilateral amendments for the terms to be effective for derivative contracts. The FCA's formal announcement to cease all LIBOR settings fixed the spread adjustment for all LIBOR rates and, as of July 1, 2023, the fallbacks have been applied for all LIBOR settings. Rules adopted by the FRB under the Adjustable Interest Rate (LIBOR) Act provide different Secured Overnight Financing Rate (SOFR)-based rates for contracts governed by U.S. law that have no fallbacks or fallbacks that would require the use of a poll or LIBOR-based rate.
We had facilitated an orderly transition from non-USD LIBORs to alternative risk-free reference rates and synthetic rates for us and our clients in connection with the cessation of non-USD LIBOR.
In connection with the cessation of USD LIBOR, all of our USD LIBOR-based derivative contracts have been transitioned to alternative risk-free reference rates. We have replaced our USD LIBOR-based unsecured benchmark debt and preferred stock with term SOFR plus the prescribed tenor spread in accordance with the FRB’s final rule under the LIBOR Act. In addition, our legacy USD LIBOR-based loans have been transitioned to alternative risk-free reference rates in accordance with fallback provisions.
Stress in the Banking Sector. During the second quarter of 2023, the level of stress in the banking sector eased compared to the circumstances that arose in March 2023, which had led to the failure of certain regional banks in the U.S. and the combination of Switzerland’s two largest banks. As a member of a consortium of banks that provided liquidity support to First Republic, we made a deposit of $2.5 billion with First Republic in March 2023. Following the FDIC’s seizure and sale of First Republic in May 2023, this deposit was fully repaid to us.

In May 2023, the FDIC released a proposed rule that would impose special assessments to recover the losses to the deposit insurance fund resulting from the receiverships of Silicon Valley Bank and Signature Bank. The FDIC stated that it currently estimates those assessed losses to total $15.8 billion and that the amount of the special assessments would be adjusted as the loss estimate changes. Under the proposed rule, the assessment base would be an insured depository institution’s estimated uninsured deposits as of December 2022, excluding the first $5 billion of uninsured deposits. The special assessments would be collected at an annual rate of approximately 12.5 basis points per year over eight quarters beginning in 2024 and through 2025. If the rule is adopted as currently proposed, the estimated cost of this special assessment for us would be approximately $400 million (pre-tax) and such expense would be recognized entirely in the quarter in which the rule is adopted.
The events in the first quarter of 2023 placed heightened focus on the impact that rising interest rates have had on the market values of available-for-sale and held-to-maturity securities portfolios of banks. As of June 2023, the carrying value of our available-for-sale securities portfolio was $50.11 billion, substantially all of which consisted of U.S. government obligations. As of June 2023, the pre-tax net unrealized losses included in accumulated other comprehensive income/(loss) and our regulatory capital ratios relating to these securities were $3.00 billion. As of June 2023, the carrying value of our held-to-maturity securities portfolio was $59.08 billion, substantially all of which was comprised of U.S. government obligations. The pre-tax net unrealized losses on these securities were $1.70 billion. If the unrealized losses on held-to-maturity securities had been recognized as a reduction to our regulatory capital, the after-tax impact would have been a reduction of approximately 0.2 percentage point to our regulatory capital ratios as of June 2023. See Note 8 for further information about available-for-sale and held-to-maturity securities.
Our liquidity position during the second quarter of 2023 remained strong, as our GCLA averaged $409.65 billion for the quarter. Our deposits were $398.85 billion, compared with $375.53 billion as of March 2023. As of June 2023, approximately $211.21 billion of deposits were insured by the FDIC and $25.89 billion were insured by non-U.S. insurance programs. See Note 13 for further information about deposits.
Any future systemic spread of concerns regarding the financial stability or solvency of banks could negatively impact our liquidity, results of operations and financial condition.

137	Goldman Sachs June 2023 Form 10-Q

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

Off-Balance Sheet Arrangement	Disclosure in Form 10-Q
Variable interests and other obligations, including contingent obligations, arising from variable interests in nonconsolidated variable interest entities	See Note 17 to the consolidated financial statements.
Guarantees, and lending and other commitments	See Note 18 to the consolidated financial statements.
Derivatives	See “Risk Management — Credit Risk Management — Credit Exposures — OTC Derivatives” and Notes 4, 5, 7 and 18 to the consolidated financial statements.

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
The Board receives regular briefings on firmwide risks, including liquidity risk, market risk, credit risk, operational risk, model risk and climate risk, from our independent risk oversight and control functions, including the chief risk officer, and on compliance risk and conduct risk from the chief compliance officer, on legal and regulatory enforcement matters from the chief legal officer, and on other matters impacting our reputation from the chair and vice-chairs of our Firmwide Reputational Risk Committee. The chief risk officer reports to our chief executive officer and to the Risk Committee of the Board. As part of the review of the firmwide risk portfolio, the chief risk officer regularly advises the Risk Committee of the Board of relevant risk metrics and material exposures, including risk limits and thresholds established in our risk appetite statement.

Goldman Sachs June 2023 Form 10-Q	138

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

139	Goldman Sachs June 2023 Form 10-Q

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
The chart below presents an overview of our risk management governance structure.

Goldman Sachs June 2023 Form 10-Q	140

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

141	Goldman Sachs June 2023 Form 10-Q

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

Goldman Sachs June 2023 Form 10-Q	142

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

143	Goldman Sachs June 2023 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
Subsidiary Funding Policies
The majority of our unsecured borrowings is raised by Group Inc., which provides the necessary funds to Funding IHC and other subsidiaries, some of which are regulated, to meet their asset financing, liquidity and capital requirements. In addition, Group Inc. provides its regulated subsidiaries with the necessary capital to meet their regulatory requirements. The benefits of this approach to subsidiary funding are enhanced control and greater flexibility to meet the funding requirements of our subsidiaries. Funding is also raised at the subsidiary level through a variety of products, including deposits, secured funding and unsecured borrowings.
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
Group Inc. has provided substantial amounts of equity and subordinated indebtedness, directly or indirectly, to its regulated subsidiaries. For example, as of June 2023, Group Inc. had $38.22 billion of equity and subordinated indebtedness invested in GS&Co., its principal U.S. registered broker-dealer; $48.01 billion invested in GSI, a regulated U.K. broker-dealer; $2.24 billion invested in GSJCL, a regulated Japanese broker-dealer; $53.85 billion invested in GS Bank USA, a regulated New York State-chartered bank; and $4.55 billion invested in GSIB, a regulated U.K. bank. Group Inc. also provides financing, directly or indirectly, in the form of: $127.89 billion of unsubordinated loans (including secured loans of $43.45 billion) and $32.99 billion of collateral and cash deposits to these entities as of June 2023. In addition, as of June 2023, Group Inc. had significant amounts of capital invested in and loans to its other regulated subsidiaries.

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

Goldman Sachs June 2023 Form 10-Q	144

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
Intraday Liquidity Model. Our Intraday Liquidity Model measures our intraday liquidity needs in a scenario where access to sources of intraday liquidity may become constrained. The intraday liquidity model considers a variety of factors, including historical settlement activity.

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
GCLA and Unencumbered Metrics
GCLA. Based on the results of our internal liquidity risk models, described above, as well as our consideration of other factors, including, but not limited to, a qualitative assessment of our condition, as well as the financial markets, we believe our liquidity position as of both June 2023 and December 2022 was appropriate. We strictly limit our GCLA to a narrowly defined list of securities and cash because they are highly liquid, even in a difficult funding environment. We do not include other potential sources of excess liquidity in our GCLA, such as less liquid unencumbered securities or committed credit facilities.

145	Goldman Sachs June 2023 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
The table below presents information about our GCLA.

	Average for the Three Months Ended
	June	March
$ in millions	2023	2023
Denomination
U.S. dollar	$290,232	$282,391
Non-U.S. dollar	119,417	116,512
Total	$409,649	$398,903

Asset Class
Overnight cash deposits	$238,560	$237,520
U.S. government obligations	138,231	122,488
U.S. agency obligations	12,835	12,405
Non-U.S. government obligations	20,023	26,490
Total	$409,649	$398,903

Entity Type
Group Inc. and Funding IHC	$72,470	$67,859
Major broker-dealer subsidiaries	114,777	110,535
Major bank subsidiaries	222,402	220,509
Total	$409,649	$398,903
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

Other Unencumbered Assets. In addition to our GCLA, we have a significant amount of other unencumbered cash and financial instruments, including other government obligations, high-grade money market securities, corporate obligations, marginable equities, loans and cash deposits not included in our GCLA. The fair value of our unencumbered assets averaged $277.04 billion for the three months ended June 2023 and $285.88 billion for the three months ended March 2023. We do not consider these assets liquid enough to be eligible for our GCLA.
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
The table below presents information about our average daily LCR.

	Average for the Three Months Ended
	June	March
$ in millions	2023	2023
Total HQLA	$405,552	$397,009
Eligible HQLA	$330,507	$314,700
Net cash outflows	$262,258	$252,547
LCR	126%	125%
In the table above, our average quarterly LCR represents the average of our daily LCRs during the quarter.
Additionally, we are subject to a minimum Net Stable Funding Ratio (NSFR) under the NSFR rule approved by the U.S. federal bank regulatory agencies. The NSFR rule requires large U.S. banking organizations to maintain available stable funding (ASF) above their required stable funding (RSF) over a one-year time horizon. Total ASF excludes ASF held by subsidiaries that is in excess of their minimum requirement and is subject to transfer restrictions. We are required to maintain a minimum NSFR of 100%. We expect that fluctuations in client activity, business mix and the market environment will impact our NSFR.
The table below presents information about our average daily NSFR.

	Average for the Three Months Ended
	June	March
$ in millions	2023	2023
Total ASF	$621,274	$605,515
Total RSF	$547,907	$533,753
NSFR	113%	114%
In the table above, our average quarterly NSFR represents the average of our daily NSFRs during the quarter.

Goldman Sachs June 2023 Form 10-Q	146

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
The following provides information about our subsidiary liquidity regulatory requirements:
•GS Bank USA. GS Bank USA is subject to a minimum LCR of 100% under the LCR rule approved by the U.S. federal bank regulatory agencies. As of June 2023, GS Bank USA’s LCR exceeded the minimum requirement. The NSFR requirement described above also applies to GS Bank USA. As of June 2023, GS Bank USA’s NSFR exceeded the minimum requirement.
•GSI and GSIB. GSI and GSIB are subject to a minimum LCR of 100% under the LCR rule approved by the U.K. regulatory authorities. GSI’s and GSIB’s average monthly LCR for the trailing twelve-month period ended June 2023 exceeded the minimum requirement. GSI and GSIB are subject to the applicable NSFR requirement in the U.K. As of June 2023, both GSI’s and GSIB’s NSFR exceeded the minimum requirement.
•GSBE. GSBE is subject to a minimum LCR of 100% under the LCR rule approved by the European Parliament and Council. GSBE’s average monthly LCR for the trailing twelve-month period ended June 2023 exceeded the minimum requirement. GSBE is subject to the applicable NSFR requirement in the E.U. As of June 2023, GSBE’s NSFR exceeded the minimum requirement.
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

Credit Ratings
We rely on the short- and long-term debt capital markets to fund a significant portion of our day-to-day operations, and the cost and availability of debt financing is influenced by our credit ratings. Credit ratings are also important when we are competing in certain markets, such as OTC derivatives, and when we seek to engage in longer-term transactions. See “Risk Factors” in Part I, Item 1A of the 2022 Form 10-K for information about the risks associated with a reduction in our credit ratings.
The table below presents the unsecured credit ratings and outlook of Group Inc.

As of June 2023
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
•The ratings for trust preferred relate to the guaranteed preferred beneficial interests issued by Goldman Sachs Capital I.
•The DBRS, Fitch, Moody’s and S&P ratings for preferred stock include the APEX issued by Goldman Sachs Capital II and Goldman Sachs Capital III.

147	Goldman Sachs June 2023 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
The table below presents the unsecured credit ratings and outlook of GS Bank USA, GSIB, GSBE, GS&Co. and GSI.

As of June 2023
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
Six Months Ended June 2023. Our cash and cash equivalents increased by $29.11 billion to $270.93 billion at the end of the second quarter of 2023, primarily due to net cash provided by operating activities, partially offset by net cash used for financing activities and investing activities. The net cash provided by operating activities primarily reflected cash inflows from collateralized transactions (reflecting both an increase in collateralized financings and a decrease in collateralized agreements), partially offset by cash outflows from trading assets and customer and other receivables and payables, net (reflecting both an increase in customer and other receivables and a decrease in customer and other payables). The net cash used for financing activities primarily reflected cash outflows from net repayments of unsecured long-term borrowings, partially offset by cash inflows from deposits (due to increases in consumer deposits and brokered certificates of deposit, partially offset by a decrease in private bank deposits). The net cash used for investing activities primarily reflected net purchases of investments (primarily U.S. government obligations accounted for as held-to-maturity and available-for-sale securities).
Six Months Ended June 2022. Our cash and cash equivalents increased by $27.57 billion to $288.61 billion at the end of the second quarter of 2022, due to net cash provided by financing and operating activities, partially offset by net cash used for investing activities and the effect of exchange rate changes on cash and cash equivalents. The net cash provided by financing activities primarily reflected cash inflows from deposits (reflecting increases in transaction banking, brokered certificates of deposit and deposit sweep program balances, and a decrease in private bank deposits) and net issuance of unsecured long-term borrowings. The net cash provided by operating activities primarily reflected cash inflows from trading liabilities and customer and other receivables and payables, net (reflecting both an increase in customer and other payables and in customer and other receivables), partially offset by cash outflows from collateralized transactions (reflecting an increase in collateralized agreements and a decrease in collateralized financings) and trading assets. The net cash used for investing activities primarily reflected purchases of investments (primarily due to an increase in U.S. government obligations accounted for as held-to-maturity) and an increase in net lending activities (reflecting increases across the portfolio). The decrease in net cash and cash equivalents as a result of changes in foreign exchange rates was due to the U.S. dollar strengthening during the first half of 2022.

Goldman Sachs June 2023 Form 10-Q	148

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

149	Goldman Sachs June 2023 Form 10-Q

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

Goldman Sachs June 2023 Form 10-Q	150

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
The table below presents our average daily VaR.

	Three Months Ended			Six Months Ended June
	June	March	June
$ in millions	2023	2023	2022	2023	2022
Categories
Interest rates	$118	$92	$102	$105	$88
Equity prices	31	28	42	30	38
Currency rates	25	32	26	29	27
Commodity prices	16	22	63	19	56
Diversification effect	(73)	(73)	(109)	(74)	(99)
Total	$117	$101	$124	$109	$110
Our average daily VaR increased to $117 million for the three months ended June 2023 from $101 million for the three months ended March 2023, primarily due to higher levels of volatility. The total increase was primarily driven by an increase in the interest rates category, partially offset by decreases in the currency rates and commodity prices categories.
Our average daily VaR decreased to $117 million for the three months ended June 2023 from $124 million for the three months ended June 2022, due to lower levels of volatility, partially offset by increased exposures. The total decrease was primarily driven by decreases in the commodity prices and equity prices categories, partially offset by a decrease in the diversification effect and an increase in the interest rates category.

151	Goldman Sachs June 2023 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
Our average daily VaR decreased to $109 million for the six months ended June 2023 from $110 million for the six months ended June 2022, due to lower levels of volatility, partially offset by increased exposures. The total decrease was primarily driven by decreases in the commodity prices and equity prices categories, partially offset by a decrease in the diversification effect and an increase in the interest rates category.
The table below presents our period-end VaR.

	As of
	June	March	June
$ in millions	2023	2023	2022
Categories
Interest rates	$105	$123	$131
Equity prices	26	32	48
Currency rates	19	28	20
Commodity prices	18	19	59
Diversification effect	(69)	(85)	(108)
Total	$99	$117	$150
Our period-end VaR decreased to $99 million as of June 2023 from $117 million as of March 2023, primarily due to lower levels of volatility. The total decrease was primarily driven by decreases in the interest rates, currency rates and equity prices categories, partially offset by a decrease in the diversification effect.
Our period-end VaR decreased to $99 million as of June 2023 from $150 million as of June 2022, primarily due to lower levels of volatility. The total decrease was primarily driven by decreases in the commodity prices, interest rates and equity prices categories, partially offset by a decrease in the diversification effect.
During the six months ended June 2023, the firmwide VaR risk limit was not exceeded and there were no permanent changes to the firmwide VaR risk limit. However, the firmwide VaR risk limit was temporarily changed on four occasions as a result of changes in the market environment. During 2022, the firmwide VaR risk limit was exceeded on six occasions (all of which occurred during March 2022) primarily due to higher levels of volatility generally resulting from broad macroeconomic and geopolitical concerns. These limit breaches were resolved by temporary increases in the firmwide VaR risk limit and subsequent risk reductions. During this period, the firmwide VaR risk limit was also permanently increased due to higher levels of volatility.
The table below presents our high and low VaR.

	Three Months Ended
	June 2023		March 2023		June 2022
$ in millions	High	Low	High	Low	High	Low
Categories
Interest rates	$141	$97	$148	$70	$131	$83
Equity prices	$42	$22	$38	$22	$59	$32
Currency rates	$36	$17	$47	$20	$35	$18
Commodity prices	$21	$11	$29	$17	$74	$51
Firmwide
VaR	$142	$95	$137	$85	$150	$110
The chart below presents our daily VaR for the six months ended June 2023.

210
180
150
120
90
60
30
0
Daily VaR
(in millions)
First Quarter
2023
Second Quarter
2023

The table below presents, by number of business days, the frequency distribution of our daily net revenues for positions included in VaR.

	Three Months Ended June		Six Months Ended June
$ in millions	2023	2022	2023	2022
>$100	12	28	34	55
$75 – $100	11	9	19	19
$50 – $75	14	5	28	12
$25 – $50	9	7	15	13
$0 – $25	6	8	10	12
$(25) – $0	9	2	14	6
$(50) – $(25)	1	1	2	3
$(75) – $(50)	–	2	1	2
$(100) – $(75)	–	–	–	–
<$(100)	–	–	1	2
Total	62	62	124	124
In the table above, the frequency distribution of daily net revenues reflects the impact of the change in VaR described above. Prior period amounts have been conformed to the current presentation.
Daily net revenues for positions included in VaR are compared with VaR calculated as of the end of the prior business day. Net losses incurred on a single day for such positions did not exceed our 95% one-day VaR (i.e., a VaR exception) during both the three months ended June 2023 and June 2022. There was one VaR exception during the six months ended June 2023 and two VaR exceptions during the six months ended June 2022.
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

Goldman Sachs June 2023 Form 10-Q	152

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

	As of
	June	March	June
$ in millions	2023	2023	2022
Equity	$1,527	$1,570	$1,491
Debt	2,382	2,775	2,510
Total	$3,909	$4,345	$4,001
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

Credit and Funding Spread Sensitivity on Derivatives and Financial Liabilities. VaR excludes the impact of changes in counterparty credit spreads, our own credit spreads and unsecured funding spreads on derivatives, as well as changes in our own credit spreads (debt valuation adjustment) on financial liabilities for which the fair value option was elected. The estimated sensitivity to a one basis point increase in credit spreads (counterparty and our own) and unsecured funding spreads on derivatives (including hedges) was a loss of $1 million as of both June 2023 and March 2023. In addition, the estimated sensitivity to a one basis point increase in our own credit spreads on financial liabilities for which the fair value option was elected was a gain of $39 million as of both June 2023 and March 2023. However, the actual net impact of a change in our own credit spreads is also affected by the liquidity, duration and convexity (as the sensitivity is not linear to changes in yields) of those financial liabilities for which the fair value option was elected, as well as the relative performance of any hedges undertaken.
Earnings-at-Risk. The table below presents the impact of a parallel shift in rates on our net revenues and preferred stock dividends over the next 12 months relative to the baseline scenario.

	As of
	June	March
$ in millions	2023	2023
+100 basis points parallel shift in rates	$239	$221
-100 basis points parallel shift in rates	$(226)	$(219)
In the table above, the EaR metric utilized various assumptions, including, among other things, balance sheet size and composition, deposit repricing and prepayment behavior, all of which have inherent uncertainties. The EaR metric does not represent a forecast of our net revenues and preferred stock dividends. As of June 2023, we expect our EaR sensitivity to scale approximately linearly with the size of an instantaneous parallel shock in interest rates of up to +/-200 basis points.
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

153	Goldman Sachs June 2023 Form 10-Q

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

Goldman Sachs June 2023 Form 10-Q	154

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

155	Goldman Sachs June 2023 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
Credit Exposures
As of June 2023, our aggregate credit exposure increased compared with December 2022, primarily reflecting increases in cash deposits with central banks and loans and lending commitments, partially offset by a decrease in OTC derivatives. The percentage of our credit exposures arising from non-investment-grade counterparties (based on our internally determined public rating agency equivalents) decreased compared with December 2022, primarily reflecting an increase in investment-grade credit exposure related to cash deposits with central banks. Our credit exposures are described further below.
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

	As of
	June	December
$ in millions	2023	2022
Cash and Cash Equivalents	$256,089	$224,889

Industry
Financial Institutions	12%	6%
Sovereign	88%	94%
Total	100%	100%

Region
Americas	56%	77%
EMEA	35%	19%
Asia	9%	4%
Total	100%	100%

Credit Quality (Credit Rating Equivalent)
AAA	62%	89%
AA	25%	5%
A	13%	6%
Total	100%	100%
The table above excludes cash segregated for regulatory and other purposes of $14.84 billion as of June 2023 and $16.94 billion as of December 2022.
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

We generally enter into OTC derivatives transactions under bilateral collateral arrangements that require the daily exchange of collateral. As credit risk is an essential component of fair value, we include a CVA in the fair value of derivatives to reflect counterparty credit risk, as described in Note 7 to the consolidated financial statements. CVA is a function of the present value of expected exposure, the probability of counterparty default and the assumed recovery upon default.
The table below presents our net credit exposure from OTC derivatives and the concentration by industry and region.

	As of
	June	December
$ in millions	2023	2022
OTC derivative assets	$45,358	$53,399
Collateral (not netted under U.S. GAAP)	(15,053)	(15,823)
Net credit exposure	$30,305	$37,576
Industry
Consumer & Retail	4%	3%
Diversified Industrials	12%	8%
Financial Institutions	20%	20%
Funds	22%	19%
Healthcare	1%	1%
Municipalities & Nonprofit	4%	2%
Natural Resources & Utilities	20%	34%
Sovereign	12%	7%
Technology, Media & Telecommunications	5%	4%
Other (including Special Purpose Vehicles)	–	2%
Total	100%	100%
Region
Americas	43%	49%
EMEA	47%	43%
Asia	10%	8%
Total	100%	100%
Our credit exposure (before any potential recoveries) to OTC derivative counterparties that defaulted during the six months ended June 2023 remained low, representing less than 2% of our total credit exposure from OTC derivatives.
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

Goldman Sachs June 2023 Form 10-Q	156

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
The table below presents the distribution of our net credit exposure from OTC derivatives by tenor.

$ in millions	Investment- Grade	Non-Investment- Grade / Unrated	Total
As of June 2023
Less than 1 year	$21,790	$7,003	$28,793
1 – 5 years	23,631	6,445	30,076
Greater than 5 years	54,290	4,235	58,525
Total	99,711	17,683	117,394
Netting	(78,794)	(8,295)	(87,089)
Net credit exposure	$20,917	$9,388	$30,305
As of December 2022
Less than 1 year	$23,112	$8,812	$31,924
1 – 5 years	26,627	8,355	34,982
Greater than 5 years	58,354	4,342	62,696
Total	108,093	21,509	129,602
Netting	(83,531)	(8,495)	(92,026)
Net credit exposure	$24,562	$13,014	$37,576
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

	Investment-Grade
$ in millions	AAA	AA	A	BBB	Total
As of June 2023
Less than 1 year	$1,132	$3,080	$9,705	$7,873	$21,790
1 – 5 years	1,421	5,671	8,618	7,921	23,631
Greater than 5 years	5,904	14,346	17,198	16,842	54,290
Total	8,457	23,097	35,521	32,636	99,711
Netting	(5,363)	(20,970)	(29,397)	(23,064)	(78,794)
Net credit exposure	$3,094	$2,127	$6,124	$9,572	$20,917
As of December 2022
Less than 1 year	$521	$2,113	$10,516	$9,962	$23,112
1 – 5 years	1,684	5,383	9,057	10,503	26,627
Greater than 5 years	5,594	16,063	21,060	15,637	58,354
Total	7,799	23,559	40,633	36,102	108,093
Netting	(5,025)	(20,582)	(31,956)	(25,968)	(83,531)
Net credit exposure	$2,774	$2,977	$8,677	$10,134	$24,562
			Non-Investment-Grade / Unrated
$ in millions			BB or lower	Unrated	Total
As of June 2023
Less than 1 year			$6,547	$456	$7,003
1 – 5 years			6,260	185	6,445
Greater than 5 years			4,170	65	4,235
Total			16,977	706	17,683
Netting			(8,260)	(35)	(8,295)
Net credit exposure			$8,717	$671	$9,388
As of December 2022
Less than 1 year			$8,245	$567	$8,812
1 – 5 years			8,150	205	8,355
Greater than 5 years			4,232	110	4,342
Total			20,627	882	21,509
Netting			(8,436)	(59)	(8,495)
Net credit exposure			$12,191	$823	$13,014
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
The table below presents our loans and lending commitments.

$ in millions	Loans	Lending Commitments	Total
As of June 2023
Corporate	$38,245	$148,005	$186,250
Commercial real estate	28,064	3,879	31,943
Residential real estate	23,736	2,558	26,294
Securities-based	15,707	780	16,487
Other collateralized	53,887	15,050	68,937
Consumer:
Installment	5,134	2,496	7,630
Credit cards	16,879	69,538	86,417
Other	1,713	969	2,682
Total	$183,365	$243,275	$426,640
Allowance for loan losses	$(5,232)	$(777)	$(6,009)
As of December 2022
Corporate	$40,135	$139,718	$179,853
Commercial real estate	28,879	4,271	33,150
Residential real estate	23,035	3,192	26,227
Securities-based	16,671	508	17,179
Other collateralized	51,702	14,407	66,109
Consumer:
Installment	6,326	1,882	8,208
Credit cards	15,820	62,216	78,036
Other	2,261	944	3,205
Total	$184,829	$227,138	$411,967
Allowance for loan losses	$(5,543)	$(774)	$(6,317)
In the table above, lending commitments excluded $4.66 billion as of June 2023 and $4.85 billion as of December 2022 related to issued letters of credit which are classified as guarantees in our consolidated financial statements. See Note 18 to the consolidated financial statements for further information about guarantees.
See Note 9 to the consolidated financial statements for information about net charge-offs on wholesale and consumer loans, as well as past due and nonaccrual loans accounted for at amortized cost.

157	Goldman Sachs June 2023 Form 10-Q

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

$ in millions	Loans	Lending Commitments	Total
As of June 2023
Corporate	$38,245	$148,005	$186,250

Industry
Consumer & Retail	10%	13%	13%
Diversified Industrials	18%	18%	18%
Financial Institutions	7%	8%	8%
Funds	3%	4%	4%
Healthcare	10%	10%	10%
Natural Resources & Utilities	9%	18%	16%
Real Estate	12%	5%	6%
Technology, Media & Telecommunications	26%	19%	20%
Other (including Special Purpose Vehicles)	5%	5%	5%
Total	100%	100%	100%

Region
Americas	60%	78%	74%
EMEA	31%	21%	23%
Asia	9%	1%	3%
Total	100%	100%	100%

Credit Quality (Credit Rating Equivalent)
AAA	–	1%	1%
AA	1%	5%	4%
A	5%	19%	16%
BBB	20%	39%	35%
BB or lower	74%	36%	44%
Total	100%	100%	100%

As of December 2022
Corporate	$40,135	$139,718	$179,853

Industry
Consumer & Retail	10%	13%	12%
Diversified Industrials	18%	18%	18%
Financial Institutions	7%	8%	8%
Funds	3%	4%	4%
Healthcare	10%	12%	12%
Natural Resources & Utilities	9%	18%	16%
Real Estate	11%	5%	7%
Technology, Media & Telecommunications	26%	20%	21%
Other (including Special Purpose Vehicles)	6%	2%	2%
Total	100%	100%	100%

Region
Americas	57%	77%	73%
EMEA	34%	21%	24%
Asia	9%	2%	3%
Total	100%	100%	100%

Credit Quality (Credit Rating Equivalent)
AAA	–	2%	1%
AA	1%	5%	4%
A	5%	21%	18%
BBB	19%	38%	34%
BB or lower	75%	34%	43%
Total	100%	100%	100%
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

$ in millions	Loans	Lending Commitments	Total
As of June 2023
Commercial Real Estate	$28,064	$3,879	$31,943

Region
Americas	79%	65%	77%
EMEA	17%	33%	19%
Asia	4%	2%	4%
Total	100%	100%	100%

Credit Quality (Credit Rating Equivalent)
Investment-grade	42%	39%	42%
Non-investment-grade	57%	61%	57%
Other metrics	1%	–	1%
Total	100%	100%	100%

As of December 2022
Commercial Real Estate	$28,879	$4,271	$33,150

Region
Americas	79%	74%	78%
EMEA	16%	17%	16%
Asia	5%	9%	6%
Total	100%	100%	100%

Credit Quality (Credit Rating Equivalent)
Investment-grade	42%	35%	41%
Non-investment-grade	58%	64%	59%
Unrated	–	1%	–
Total	100%	100%	100%
In the table above:
•The concentration of loans and lending commitments by asset class as of June 2023 was 36% for warehouse and other indirect, 14% for industrials, 11% for multifamily, 10% for office, 10% for hospitality, 7% for mixed use and 12% for other asset classes.
•The net charge-off ratio for commercial real estate loans was 0.3% for the six months ended June 2023. The net charge-off ratio is calculated by dividing annualized net charge-offs by average gross loans accounted for at amortized cost.
In addition, we also have credit exposure to commercial real estate loans held for securitization of $547 million as of June 2023 and $119 million as of December 2022. Such loans are included in trading assets in our consolidated balance sheets.

Goldman Sachs June 2023 Form 10-Q	158

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

$ in millions	Loans	Lending Commitments	Total
As of June 2023
Residential Real Estate	$23,736	$2,558	$26,294

Region
Americas	95%	97%	95%
EMEA	4%	3%	4%
Asia	1%	–	1%
Total	100%	100%	100%

Credit Quality (Credit Rating Equivalent)
Investment-grade	54%	58%	54%
Non-investment-grade	22%	31%	23%
Other metrics	24%	9%	23%
Unrated	–	2%	–
Total	100%	100%	100%

As of December 2022
Residential Real Estate	$23,035	$3,192	$26,227

Region
Americas	96%	93%	95%
EMEA	3%	7%	4%
Asia	1%	–	1%
Total	100%	100%	100%

Credit Quality (Credit Rating Equivalent)
Investment-grade	52%	63%	53%
Non-investment-grade	25%	36%	26%
Other metrics	23%	1%	21%
Total	100%	100%	100%
In the table above:
•Credit exposure included loans and lending commitments of $14.00 billion as of June 2023 and $14.62 billion as of December 2022 which are extended to clients who warehouse assets that are directly or indirectly secured by residential real estate.
•Other metrics category consists of loans where we use other key metrics to assess the borrower's credit quality, such as loan-to-value ratio, delinquency status, collateral value, expected cash flows and other risk factors.
In addition, we also have credit exposure to residential real estate loans held for securitization of $6.86 billion as of June 2023 and $8.07 billion as of December 2022. Such loans are included in trading assets in our consolidated balance sheets.

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

$ in millions	Loans	Lending Commitments	Total
As of June 2023
Securities-based	$15,707	$780	$16,487

Region
Americas	78%	99%	79%
EMEA	21%	1%	20%
Asia	1%	–	1%
Total	100%	100%	100%

Credit Quality (Credit Rating Equivalent)
Investment-grade	77%	38%	75%
Non-investment-grade	4%	1%	4%
Other metrics	19%	61%	21%
Total	100%	100%	100%

As of December 2022
Securities-based	$16,671	$508	$17,179

Region
Americas	83%	98%	83%
EMEA	15%	2%	15%
Asia	2%	–	2%
Total	100%	100%	100%

Credit Quality (Credit Rating Equivalent)
Investment-grade	77%	18%	76%
Non-investment-grade	5%	2%	4%
Other metrics	18%	80%	20%
Total	100%	100%	100%
In the table above, other metrics category consists of loans where we use other key metrics to assess the borrower's credit quality, such as collateral value, loan-to-value ratio and delinquency status.

159	Goldman Sachs June 2023 Form 10-Q

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

$ in millions	Loans	Lending Commitments	Total
As of June 2023
Other Collateralized	$53,887	$15,050	$68,937

Region
Americas	86%	92%	87%
EMEA	12%	8%	11%
Asia	2%	–	2%
Total	100%	100%	100%

Credit Quality (Credit Rating Equivalent)
Investment-grade	82%	79%	82%
Non-investment-grade	17%	19%	17%
Other metrics	1%	–	–
Unrated	–	2%	1%
Total	100%	100%	100%

As of December 2022
Other Collateralized	$51,702	$14,407	$66,109

Region
Americas	86%	93%	87%
EMEA	12%	7%	11%
Asia	2%	–	2%
Total	100%	100%	100%

Credit Quality (Credit Rating Equivalent)
Investment-grade	83%	83%	83%
Non-investment-grade	16%	14%	16%
Other metrics	1%	–	–
Unrated	–	3%	1%
Total	100%	100%	100%
In the table above, credit exposure included loans and lending commitments extended to clients who warehouse assets of $20.05 billion as of June 2023 and $16.89 billion as of December 2022.

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

$ in millions	Installment
As of June 2023
Loans, gross	$5,134

Texas	8%
California	7%
New Jersey	6%
Florida	5%
New York	5%
Other	69%
Total	100%

As of December 2022
Loans, gross	$6,326

California	10%
Texas	9%
Florida	7%
New York	6%
Illinois	4%
Other	64%
Total	100%

$ in millions	Credit Cards
As of June 2023
Loans, gross	$16,879

California	16%
Texas	9%
Florida	8%
New York	8%
Illinois	4%
Other	55%
Total	100%

As of December 2022
Loans, gross	$15,820

California	16%
Texas	9%
New York	8%
Florida	8%
New Jersey	4%
Other	55%
Total	100%
In addition, we had credit exposure of $2.50 billion as of June 2023 and $1.88 billion as of December 2022 related to our commitments to provide unsecured installment loans to consumers.
See Note 9 to the consolidated financial statements for further information about the credit quality indicators of installment and credit card loans.

Goldman Sachs June 2023 Form 10-Q	160

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

$ in millions	Loans	Lending Commitments	Total
As of June 2023
Other	$1,713	$969	$2,682
Region
Americas	88%	100%	92%
EMEA	12%	–	8%
Total	100%	100%	100%
Credit Quality (Credit Rating Equivalent)
Investment-grade	49%	85%	62%
Non-investment-grade	30%	15%	24%
Other metrics	21%	–	14%
Total	100%	100%	100%
As of December 2022
Other	$2,261	$944	$3,205
Region
Americas	89%	99%	92%
EMEA	11%	1%	8%
Total	100%	100%	100%
Credit Quality (Credit Rating Equivalent)
Investment-grade	47%	93%	60%
Non-investment-grade	26%	7%	21%
Other metrics	27%	–	19%
Total	100%	100%	100%
In the table above, other metrics primarily includes consumer and credit card loans purchased by us. Our risk assessment process for such loans includes reviewing certain key metrics, such as expected cash flows, delinquency status and other risk factors.
In addition, we also have credit exposure to other loans held for securitization of $1.46 billion as of June 2023 and $1.76 billion as of December 2022. Such loans are included in trading assets in our consolidated balance sheets.
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

	As of
	June	December
$ in millions	2023	2022
Securities Financing Transactions	$32,439	$34,762

Industry
Financial Institutions	33%	43%
Funds	33%	23%
Municipalities & Nonprofit	5%	5%
Sovereign	27%	28%
Other (including Special Purpose Vehicles)	2%	1%
Total	100%	100%

Region
Americas	38%	47%
EMEA	39%	34%
Asia	23%	19%
Total	100%	100%

Credit Quality (Credit Rating Equivalent)
AAA	11%	20%
AA	30%	31%
A	38%	31%
BBB	10%	8%
BB or lower	10%	10%
Unrated	1%	–
Total	100%	100%
The table above reflects both netting agreements and collateral that we consider when determining credit risk.

161	Goldman Sachs June 2023 Form 10-Q

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

	As of
	June	December
$ in millions	2023	2022
Other Credit Exposures	$50,420	$48,916

Industry
Financial Institutions	75%	80%
Funds	18%	12%
Other (including Special Purpose Vehicles)	7%	8%
Total	100%	100%

Region
Americas	38%	41%
EMEA	52%	49%
Asia	10%	10%
Total	100%	100%

Credit Quality (Credit Rating Equivalent)
AAA	4%	7%
AA	43%	32%
A	30%	33%
BBB	7%	10%
BB or lower	14%	16%
Unrated	2%	2%
Total	100%	100%
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

Country Exposures. The Russian invasion of Ukraine has negatively affected the global economy and resulted in significant disruptions in financial markets and increased macroeconomic uncertainty. The extent and duration of the war, sanctions and resulting market disruptions, as well as the potential adverse consequences for our business, liquidity and results of operations, are difficult to predict. Our senior management receives regular briefings from our independent risk oversight and control functions on Russian and Ukrainian exposures, as well as other relevant risk metrics. We have significantly reduced our exposure to Russia and Ukraine and have curtailed our operations in Russia to those necessary to meet our legal and regulatory obligations. The overall direct financial impact to our net revenues for the first half of 2023 from Russian and Ukrainian counterparties, borrowers, issuers and related instruments was not material. We have established a firmwide working group to identify and assess the operational risk associated with complying with economic sanctions and restrictions as a result of this invasion. In addition, to mitigate the risk of increased cyber attacks, we liaise with government agencies in order to update our monitoring processes with the latest information.
Our total credit exposure to Russian or Ukrainian counterparties or borrowers and our total market exposure relating to Russian or Ukrainian issuers was not material as of June 2023. See “Risk Factors” in Part I, Item 1A of the 2022 Form 10-K for further information about our risks related to Russia’s invasion of Ukraine.
Economic challenges persist for the Argentine government given uncertainty relating to its fiscal and economic policies due to upcoming elections. As of June 2023, our total credit exposure to Argentina was not material. Our total market exposure to Argentina as of June 2023 was $161 million, primarily to sovereign issuers. Such exposure consisted of $94 million related to debt, $(4) million related to credit derivatives and $71 million related to equities.
In addition, economic and/or political uncertainties in Ethiopia, Ghana, Lebanon, Pakistan, Sri Lanka and Venezuela have led to concerns about their financial stability. Our credit exposure to counterparties or borrowers and our market exposure to issuers relating to each of these countries was not material as of June 2023.

Goldman Sachs June 2023 Form 10-Q	162

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
•New activity information;
•The legal and regulatory environment; and
•Changes in the markets for our products and services, including the diversity and sophistication of our customers and counterparties.

163	Goldman Sachs June 2023 Form 10-Q

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

Goldman Sachs June 2023 Form 10-Q	164

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

165	Goldman Sachs June 2023 Form 10-Q

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

Goldman Sachs June 2023 Form 10-Q	166

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

167	Goldman Sachs June 2023 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
These statements may relate to, among other things, (i) our future plans and results, including our target ROE, ROTE, efficiency ratio, CET1 capital ratio and firmwide AUS inflows, and how they can be achieved, (ii) trends in or growth opportunities for our businesses, including the timing, costs, profitability, benefits and other aspects of business and strategic initiatives and their impact on our efficiency ratio, (iii) our level of future compensation expense, including as a percentage of both operating expenses and revenues, net of provision for credit losses, (iv) our Investment banking fees backlog and future results, (v) our expected interest income and interest expense, (vi) our expense savings and strategic locations initiatives, (vii) expenses we may incur, including future litigation expense and expenses from investing in our platform solutions business, (viii) the projected growth of our deposits and other funding, asset liability management and funding strategies and related interest expense savings, (ix) our business initiatives, including transaction banking and new products in our consumer platforms business, (x) our planned 2023 benchmark debt issuances, (xi) the amount, composition and location of GCLA we expect to hold, (xii) our credit exposures, (xiii) our expected provisions for credit losses, (xiv) the adequacy of our allowance for credit losses, (xv) the narrowing of our consumer business initiatives, (xvi) the objectives and effectiveness of our BCP, information security program, risk management and liquidity policies, (xvii) our resolution plan and strategy and their implications for stakeholders, (xviii) the design and effectiveness of our resolution capital and liquidity models and triggers and alerts framework, (xix) the results of stress tests, the effect of changes to regulations, and our future status, activities or reporting under banking and financial regulation, (xx) our expected tax rate, (xxi) the future state of our liquidity and regulatory capital ratios, and our prospective capital distributions (including dividends and repurchases), (xxii) our expected SCB and G-SIB surcharge, (xxiii) legal proceedings, governmental investigations or other contingencies, (xxiv) the asset recovery guarantee and our remediation activities related to our 1Malaysia Development Berhad (1MDB) settlements, (xxv) the replacement of Interbank Offered Rates and our transition to alternative risk-free reference rates, (xxvi) the effectiveness of our management of our human capital, including our diversity goals, (xxvii) our sustainability and carbon neutrality targets and goals, (xxviii) future inflation, (xxix) the impact of Russia’s invasion of Ukraine and related sanctions and other developments on our business, results and financial position, (xxx) our ability to sell, and the terms of any proposed sales of Asset & Wealth Management historical principal investments and GreenSky and (xxxi) the timing of the profitability of Platform Solutions.
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
Statements about the timing, costs, profitability, benefits and other aspects of business and expense savings initiatives, the level and composition of more durable revenues, increases in market share and the narrowing of our consumer business initiatives are based on our current expectations regarding our ability to implement these initiatives and actual results may differ, possibly materially, from current expectations due to, among other things, a delay in the timing of these initiatives, increased competition and an inability to reduce expenses and grow businesses with durable revenues.
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

Goldman Sachs June 2023 Form 10-Q	168

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
Statements about the proposed sales of Asset & Wealth Management historical principal investments and GreenSky are subject to the risks that buyers may not bid on these assets or bid at levels, or with terms, that are unacceptable to us, and that the performance of these activities may deteriorate as a result of the announced sales.

169	Goldman Sachs June 2023 Form 10-Q

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Quantitative and qualitative disclosures about market risk are set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management” in Part I, Item 2 of this Form 10-Q.
Item 4. Controls and Procedures
As of the end of the period covered by this report, an evaluation was carried out by our management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of the end of the period covered by this report. In addition, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the quarter ended June 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The table below presents purchases made by or on behalf of Group Inc. or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our common stock during the three months ended June 2023.

	Total Shares Purchased	Average Price Paid Per Share	Total Shares Purchased as Part of a Publicly Announced Program	Dollar Value of Remaining Authorized Repurchases ($ in millions)
April	1,177,051	$339.83	1,177,051	$27,054
May	1,061,555	$329.70	1,061,555	$26,704
June	–	$–	–	$26,704
Total	2,238,606		2,238,606
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
Item 5. Other Information
Tenth Supplemental Indenture
Effective August 1, 2023, the initial underlier level for S&P 500 Daily Risk Control 5% USD Excess Return Index-Linked Notes due 2025 issued by GS Finance Corp. and guaranteed by The Goldman Sachs Group, Inc. was changed to whichever of the following two levels results in the highest cash settlement amount at maturity for noteholders: 243.72 or 158.20, all as provided in our Tenth Supplemental Indenture, which is filed as Exhibit 10.1 to this Form 10-Q.
Rule 10b5-1 Trading Plans
During the three months ended June 2023, no directors or executive officers entered into, modified or terminated, contracts, instructions or written plans for the sale or purchase of Group Inc.’s securities that were intended to satisfy the affirmative defense conditions of Rule 10b5-1.

Goldman Sachs June 2023 Form 10-Q	170

Item 6. Exhibits
Exhibits
10.1    Tenth Supplemental Indenture, dated as of August 1, 2023, among GS Finance Corp., as issuer, The Goldman Sachs Group, Inc., as guarantor, and The Bank of New York Mellon, as trustee, with respect to the Senior Debt Indenture, dated as of October 10, 2008.
15.1     Letter re: Unaudited Interim Financial Information.
31.1     Rule 13a-14(a) Certifications.
32.1    Section 1350 Certifications (This information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934).
101     Pursuant to Rules 405 and 406 of Regulation S-T, the following information is formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Statements of Earnings for the three and six months ended June 30, 2023 and June 30, 2022, (ii) the Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2023 and June 30, 2022, (iii) the Consolidated Balance Sheets as of June 30, 2023 and December 31, 2022, (iv) the Consolidated Statements of Changes in Shareholders’ Equity for the three and six months ended June 30, 2023 and June 30, 2022, (v) the Consolidated Statements of Cash Flows for the six months ended June 30, 2023 and June 30, 2022, (vi) the notes to the Consolidated Financial Statements and (vii) the cover page.
104    Cover Page Interactive Data File (formatted in iXBRL in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
THE GOLDMAN SACHS GROUP, INC.

By:	/s/	Denis P. Coleman III
Name:		Denis P. Coleman III
Title:		Chief Financial Officer (Principal Financial Officer)
Date:		August 2, 2023

By:	/s/	Sheara J. Fredman
Name:		Sheara J. Fredman
Title:		Chief Accounting Officer (Principal Accounting Officer)
Date:		August 2, 2023

171	Goldman Sachs June 2023 Form 10-Q