Form 10-Q
period 2023-09-30
GOLDMAN SACHS GROUP INC
filed 2023-11-03
CIK 886982

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of October 20, 2023, there were 326,112,464 shares of the registrant’s common stock outstanding.

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2023

Goldman Sachs September 2023 Form 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Earnings
(Unaudited)

	Three Months Ended September		Nine Months Ended September
in millions, except per share amounts	2023	2022	2023	2022
Revenues
Investment banking	$1,555	$1,544	$4,565	$5,487
Investment management	2,409	2,283	7,054	6,747
Commissions and fees	883	992	2,864	3,066
Market making	4,958	4,641	14,742	15,583
Other principal transactions	465	472	699	285
Total non-interest revenues	10,270	9,932	29,924	31,168

Interest income	18,257	8,550	50,031	16,613
Interest expense	16,710	6,507	45,019	11,009
Net interest income	1,547	2,043	5,012	5,604
Total net revenues	11,817	11,975	34,936	36,772
Provision for credit losses	7	515	451	1,743
Operating expenses
Compensation and benefits	4,188	3,606	11,897	11,384
Transaction based	1,452	1,317	4,242	3,878
Market development	136	199	454	596
Communications and technology	468	459	1,416	1,327
Depreciation and amortization	1,512	666	4,076	1,728
Occupancy	267	255	785	765
Professional fees	377	465	1,152	1,392
Other expenses	654	737	1,978	2,003
Total operating expenses	9,054	7,704	26,000	23,073

Pre-tax earnings	2,756	3,756	8,485	11,956
Provision for taxes	698	687	1,977	2,021
Net earnings	2,058	3,069	6,508	9,935
Preferred stock dividends	176	107	468	356
Net earnings applicable to common shareholders	$1,882	$2,962	$6,040	$9,579

Earnings per common share
Basic	$5.52	$8.35	$17.52	$27.03
Diluted	$5.47	$8.25	$17.39	$26.71

Average common shares
Basic	338.7	352.8	342.5	353.0
Diluted	343.9	359.2	347.4	358.6

Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended September		Nine Months Ended September
$ in millions	2023	2022	2023	2022
Net earnings	$2,058	$3,069	$6,508	$9,935
Other comprehensive income/(loss) adjustments, net of tax:
Currency translation	(16)	26	(59)	(5)
Debt valuation adjustment	328	673	(283)	2,601
Pension and postretirement liabilities	9	(2)	33	10
Available-for-sale securities	317	(615)	720	(2,410)
Other comprehensive income	638	82	411	196
Comprehensive income	$2,696	$3,151	$6,919	$10,131

The accompanying notes are an integral part of these consolidated financial statements.

1	Goldman Sachs September 2023 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)

	As of
	September	December
$ in millions	2023	2022
Assets
Cash and cash equivalents	$239,879	$241,825
Collateralized agreements:
Securities purchased under agreements to resell (includes $190,446 and $225,117 at fair value)	190,695	225,117
Securities borrowed (includes $36,792 and $38,578 at fair value)	196,925	189,041
Customer and other receivables (includes $23 and $25 at fair value)	140,866	135,448
Trading assets (at fair value and includes $97,406 and $40,143 pledged as collateral)	448,060	301,245
Investments (includes $76,307 and $78,201 at fair value, and $8,463 and $9,818 pledged as collateral)	145,530	130,629
Loans (net of allowance of $4,895 and $5,543, and includes $6,448 and $7,655 at fair value)	178,257	179,286
Other assets (includes $324 and $145 at fair value)	36,941	39,208
Total assets	$1,577,153	$1,441,799

Liabilities and shareholders’ equity
Deposits (includes $28,557 and $15,746 at fair value)	$402,962	$386,665
Collateralized financings:
Securities sold under agreements to repurchase (at fair value)	225,679	110,349
Securities loaned (includes $8,178 and $4,372 at fair value)	54,926	30,727
Other secured financings (includes $14,114 and $12,756 at fair value)	14,728	13,946
Customer and other payables	252,342	262,045
Trading liabilities (at fair value)	195,123	191,324
Unsecured short-term borrowings (includes $42,351 and $39,731 at fair value)	70,009	60,961
Unsecured long-term borrowings (includes $73,916 and $73,147 at fair value)	224,024	247,138
Other liabilities (includes $614 and $159 at fair value)	20,083	21,455
Total liabilities	1,459,876	1,324,610
Commitments, contingencies and guarantees
Shareholders’ equity
Preferred stock; aggregate liquidation preference of $11,203 and $10,703	11,203	10,703
Common stock; 922,889,392 and 917,815,030 shares issued, and 326,604,718 and 334,918,639 shares outstanding	9	9
Share-based awards	5,117	5,696
Nonvoting common stock; no shares issued and outstanding	–	–
Additional paid-in capital	60,233	59,050
Retained earnings	142,743	139,372
Accumulated other comprehensive loss	(2,599)	(3,010)
Stock held in treasury, at cost; 596,284,676 and 582,896,393 shares	(99,429)	(94,631)
Total shareholders’ equity	117,277	117,189
Total liabilities and shareholders’ equity	$1,577,153	$1,441,799

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs September 2023 Form 10-Q	2

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Shareholders’ Equity
(Unaudited)

	Three Months Ended September		Nine Months Ended September
$ in millions	2023	2022	2023	2022
Preferred stock
Beginning balance	$10,703	$10,703	$10,703	$10,703
Issued	1,500	–	1,500	–
Redeemed	(1,000)	–	(1,000)	–
Ending balance	11,203	10,703	11,203	10,703
Common stock
Beginning balance	9	9	9	9
Issued	–	–	–	–
Ending balance	9	9	9	9
Share-based awards
Beginning balance	4,931	5,245	5,696	4,211
Issuance and amortization of share-based awards	242	311	2,001	3,811
Delivery of common stock underlying share-based awards	(15)	(44)	(2,501)	(2,463)
Forfeiture of share-based awards	(41)	(33)	(79)	(80)
Ending balance	5,117	5,479	5,117	5,479
Additional paid-in capital
Beginning balance	60,206	58,993	59,050	56,396
Delivery of common stock underlying share-based awards	30	61	2,527	2,494
Cancellation of share-based awards in satisfaction of withholding tax requirements	(5)	(23)	(1,344)	(1,587)
Preferred stock issuance costs	5	–	5	–
Issuance of common stock in connection with acquisition	–	–	–	1,730
Other	(3)	–	(5)	(2)
Ending balance	60,233	59,031	60,233	59,031
Retained earnings
Beginning balance	141,798	136,998	139,372	131,811
Net earnings	2,058	3,069	6,508	9,935
Dividends and dividend equivalents declared on common stock and share-based awards	(937)	(893)	(2,669)	(2,323)
Dividends declared on preferred stock	(166)	(107)	(458)	(356)
Preferred stock redemption premium	(10)	–	(10)	–
Ending balance	142,743	139,067	142,743	139,067
Accumulated other comprehensive income/(loss)
Beginning balance	(3,237)	(1,954)	(3,010)	(2,068)
Other comprehensive income	638	82	411	196
Ending balance	(2,599)	(1,872)	(2,599)	(1,872)
Stock held in treasury, at cost
Beginning balance	(97,917)	(92,123)	(94,631)	(91,136)
Repurchased	(1,500)	(1,000)	(4,796)	(2,000)
Reissued	–	1	28	20
Other	(12)	(5)	(30)	(11)
Ending balance	(99,429)	(93,127)	(99,429)	(93,127)
Total shareholders’ equity	$117,277	$119,290	$117,277	$119,290

The accompanying notes are an integral part of these consolidated financial statements.

3	Goldman Sachs September 2023 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September
$ in millions	2023	2022
Cash flows from operating activities
Net earnings	$6,508	$9,935
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	4,076	1,728
Share-based compensation	2,008	3,811
Provision for credit losses	451	1,743
Changes in operating assets and liabilities:
Customer and other receivables and payables, net	(14,042)	21,453
Collateralized transactions (excluding other secured financings), net	166,067	(3,872)
Trading assets	(146,672)	(39,764)
Trading liabilities	1,654	48,411
Loans held for sale, net	48	2,041
Other, net	(4,327)	(3,616)
Net cash provided by operating activities	15,771	41,870
Cash flows from investing activities
Purchase of property, leasehold improvements and equipment	(1,770)	(2,994)
Proceeds from sales of property, leasehold improvements and equipment	1,151	1,272
Net cash used for business acquisitions	(8)	(2,113)
Purchase of investments	(27,776)	(52,989)
Proceeds from sales and paydowns of investments	13,834	8,080
Loans (excluding loans held for sale), net	599	(20,924)
Net cash used for investing activities	(13,970)	(69,668)
Cash flows from financing activities
Unsecured short-term borrowings, net	246	2,451
Other secured financings (short-term), net	1,459	(1,415)
Proceeds from issuance of other secured financings (long-term)	2,137	1,499
Repayment of other secured financings (long-term), including the current portion	(2,221)	(2,677)
Proceeds from issuance of unsecured long-term borrowings	28,854	69,620
Repayment of unsecured long-term borrowings, including the current portion	(40,286)	(35,328)
Derivative contracts with a financing element, net	2,145	1,749
Deposits, net	15,870	39,174
Preferred stock redemption	(1,000)	–
Common stock repurchased	(4,796)	(2,000)
Settlement of share-based awards in satisfaction of withholding tax requirements	(1,344)	(1,591)
Dividends and dividend equivalents paid on common stock, preferred stock and share-based awards	(3,124)	(2,669)
Proceeds from issuance of preferred stock, net of issuance costs	1,496	–
Other financing, net	348	365
Net cash provided by/(used for) financing activities	(216)	69,178
Effect of exchange rate changes on cash and cash equivalents	(3,531)	(18,165)
Net increase/(decrease) in cash and cash equivalents	(1,946)	23,215
Cash and cash equivalents, beginning balance	241,825	261,036
Cash and cash equivalents, ending balance	$239,879	$284,251

Supplemental disclosures:
Cash payments for interest, net of capitalized interest	$43,186	$9,882
Cash payments for income taxes, net	$1,815	$3,046
See Notes 9, 12 and 16 for information about non-cash activities.

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs September 2023 Form 10-Q	4

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
The firm manages and reports its activities in the following three business segments:
Global Banking & Markets
The firm provides a broad range of services to a diverse group of corporations, financial institutions, investment funds and governments. Services include strategic advisory assignments with respect to mergers and acquisitions, divestitures, corporate defense activities, restructurings and spin-offs, and equity and debt underwriting of public offerings and private placements. The firm facilitates client transactions and makes markets in fixed income, equity, currency and commodity products. In addition, the firm makes markets in and clears institutional client transactions on major stock, options and futures exchanges worldwide and provides prime financing (including securities lending, margin lending and swaps), portfolio financing and other types of equity financing (including securities-based loans to individuals). The firm also provides lending to corporate clients, including through relationship lending and acquisition financing, and secured lending, through structured credit and asset-backed lending. In addition, the firm provides commodity financing to clients through structured transactions and also provides financing through securities purchased under agreements to resell (resale agreements). The firm also makes equity and debt investments related to Global Banking & Markets activities.

Asset & Wealth Management
The firm manages assets and offers investment products across all major asset classes to a diverse set of clients, both institutional and individuals, including through a network of third-party distributors around the world. The firm also provides investing and wealth advisory solutions, including financial planning and counseling, and executing brokerage transactions for wealth management clients. During the third quarter of 2023, the firm announced an agreement to sell its Personal Financial Management (PFM) business, which is expected to close in the fourth quarter of 2023. The firm issues loans to wealth management clients, accepts deposits through its consumer banking digital platform, Marcus by Goldman Sachs (Marcus), and through its private bank, and provides investing services through Marcus Invest to U.S. customers. The firm has also issued unsecured loans to consumers through Marcus. During the first half of 2023, the firm completed the sale of substantially all of this portfolio. The firm makes equity investments, which include investing activities related to public and private equity investments in corporate, real estate and infrastructure assets, as well as investments through consolidated investment entities, substantially all of which are engaged in real estate investment activities. The firm also invests in debt instruments and engages in lending activities to middle-market clients, and provides financing for real estate and other assets.
Platform Solutions
The firm issues credit cards through partnership arrangements and provides point-of-sale financing through GreenSky, Inc. (GreenSky) to consumers. In October 2023, the firm announced an agreement to sell GreenSky, which is expected to close in the first quarter of 2024. The firm also accepts deposits from Apple Card customers. In addition, the firm provides transaction banking and other services, including cash management services, such as deposit-taking and payment solutions for corporate and institutional clients.

5	Goldman Sachs September 2023 Form 10-Q

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
All references to September 2023, June 2023 and September 2022 refer to the firm’s periods ended, or the dates, as the context requires, September 30, 2023, June 30, 2023 and September 30, 2022, respectively. All references to December 2022 refer to the date December 31, 2022. Any reference to a future year refers to a year ending on December 31 of that year. Certain reclassifications have been made to previously reported amounts to conform to the current presentation.

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

Fair Value Measurements	Note 4
Fair Value Hierarchy	Note 5
Trading Assets and Liabilities	Note 6
Derivatives and Hedging Activities	Note 7
Investments	Note 8
Loans	Note 9
Fair Value Option	Note 10
Collateralized Agreements and Financings	Note 11
Other Assets	Note 12
Deposits	Note 13
Unsecured Borrowings	Note 14
Other Liabilities	Note 15
Securitization Activities	Note 16
Variable Interest Entities	Note 17
Commitments, Contingencies and Guarantees	Note 18
Shareholders’ Equity	Note 19
Regulation and Capital Adequacy	Note 20
Earnings Per Common Share	Note 21
Transactions with Affiliated Funds	Note 22
Interest Income and Interest Expense	Note 23
Income Taxes	Note 24
Business Segments	Note 25
Credit Concentrations	Note 26
Legal Proceedings	Note 27

Goldman Sachs September 2023 Form 10-Q	6

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

7	Goldman Sachs September 2023 Form 10-Q

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
Revenues from contracts with clients represent approximately 45% of total non-interest revenues for both the three and nine months ended September 2023 (including approximately 85% of investment banking revenues, approximately 95% of investment management revenues and all commissions and fees), and approximately 45% of total non-interest revenues for the three months ended September 2022 (including approximately 90% of investment banking revenues, approximately 95% of investment management revenues and all commissions and fees) and approximately 45% of total non-interest revenues for the nine months ended September 2022 (including approximately 85% of investment banking revenues, approximately 95% of investment management revenues and all commissions and fees). See Note 25 for information about net revenues by business segment.
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

Goldman Sachs September 2023 Form 10-Q	8

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
The firm is able to determine the future revenues associated with management fees calculated based on committed capital. As of September 2023, substantially all future net revenues associated with such remaining performance obligations will be recognized through 2031. Annual revenues associated with such performance obligations average less than $300 million through 2031.
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
Cash and Cash Equivalents
The firm defines cash equivalents as highly liquid overnight deposits held in the ordinary course of business. Cash and cash equivalents included cash and due from banks of $6.50 billion as of September 2023 and $7.87 billion as of December 2022. Cash and cash equivalents also included interest-bearing deposits with banks of $233.38 billion as of September 2023 and $233.96 billion as of December 2022.
The firm segregates cash for regulatory and other purposes related to client activity. Cash and cash equivalents segregated for regulatory and other purposes were $17.95 billion as of September 2023 and $16.94 billion as of December 2022. In addition, the firm segregates securities for regulatory and other purposes related to client activity. See Note 11 for further information about segregated securities.
Customer and Other Receivables
Customer and other receivables included receivables from customers and counterparties of $90.32 billion as of September 2023 and $67.88 billion as of December 2022, and receivables from brokers, dealers and clearing organizations of $50.55 billion as of September 2023 and $67.57 billion as of December 2022. Such receivables primarily consist of collateral posted in connection with certain derivative transactions, customer margin loans and receivables resulting from unsettled transactions.
Substantially all of these receivables are accounted for at amortized cost net of any allowance for credit losses, which generally approximates fair value. As these receivables are not accounted for at fair value, they are not included in the firm’s fair value hierarchy in Notes 4 and 5. Had these receivables been included in the firm’s fair value hierarchy, substantially all would have been classified in level 2 as of both September 2023 and December 2022. See Note 10 for further information about customer and other receivables accounted for at fair value under the fair value option. Interest on customer and other receivables is recognized over the life of the transaction and included in interest income.
Customer and other receivables includes receivables from contracts with clients and contract assets. Contract assets represent the firm’s right to receive consideration for services provided in connection with its contracts with clients for which collection is conditional and not merely subject to the passage of time. The firm’s receivables from contracts with clients were $3.45 billion as of September 2023 and $3.01 billion as of December 2022. As of both September 2023 and December 2022, contract assets were not material.

9	Goldman Sachs September 2023 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Customer and Other Payables
Customer and other payables included payables to customers and counterparties of $236.39 billion as of September 2023 and $238.12 billion as of December 2022, and payables to brokers, dealers and clearing organizations of $15.95 billion as of September 2023 and $23.93 billion as of December 2022. Such payables primarily consist of customer credit balances related to the firm’s prime brokerage activities. Customer and other payables are accounted for at cost plus accrued interest, which generally approximates fair value. As these payables are not accounted for at fair value, they are not included in the firm’s fair value hierarchy in Notes 4 and 5. Had these payables been included in the firm’s fair value hierarchy, substantially all would have been classified in level 2 as of both September 2023 and December 2022. Interest on customer and other payables is recognized over the life of the transaction and included in interest expense.
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

Goldman Sachs September 2023 Form 10-Q	10

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
Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method (ASC 323). In March 2023, the FASB issued ASU No. 2023-02, “Investments — Equity Method and Joint Ventures (Topic 323) — Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method.” This ASU expands the proportional amortization method election currently associated with low-income housing tax credits to other qualifying tax credits and requires incremental disclosures for programs in which the proportional amortization method is elected. This ASU is effective in January 2024 under a modified retrospective approach. Early adoption is permitted. Adoption of this ASU is not expected to have a material impact on the firm’s consolidated financial statements.

11	Goldman Sachs September 2023 Form 10-Q

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

The table below presents financial assets and liabilities carried at fair value.

	As of
	September	June	December
$ in millions	2023	2023	2022
Total level 1 financial assets	$318,535	$270,334	$194,698
Total level 2 financial assets	471,365	478,619	485,134
Total level 3 financial assets	24,862	25,945	26,048
Investments in funds at NAV	3,037	3,063	2,941
Counterparty and cash collateral netting	(59,399)	(55,685)	(57,855)
Total financial assets at fair value	$758,400	$722,276	$650,966

Total assets	$1,577,153	$1,571,386	$1,441,799

Total level 3 financial assets divided by:
Total assets	1.6%	1.7%	1.8%
Total financial assets at fair value	3.3%	3.6%	4.0%
Total level 1 financial liabilities	$123,428	$125,540	$119,578
Total level 2 financial liabilities	481,831	469,090	353,060
Total level 3 financial liabilities	27,659	26,159	22,830
Counterparty and cash collateral netting	(44,386)	(43,276)	(47,884)
Total financial liabilities at fair value	$588,532	$577,513	$447,584

Total liabilities	$1,459,876	$1,454,893	$1,324,610

Total level 3 financial liabilities divided by:
Total liabilities	1.9%	1.8%	1.7%
Total financial liabilities at fair value	4.7%	4.5%	5.1%
In the table above:
•Counterparty netting among positions classified in the same level is included in that level.
•Counterparty and cash collateral netting represents the impact on derivatives of netting across levels.
The table below presents a summary of level 3 financial assets.

	As of
	September	June	December
$ in millions	2023	2023	2022
Trading assets:
Trading cash instruments	$1,753	$1,664	$1,734
Derivatives	4,657	4,776	5,461
Investments	17,329	18,128	16,942
Loans	972	1,251	1,837
Other assets	151	126	74
Total	$24,862	$25,945	$26,048
Level 3 financial assets as of September 2023 decreased compared with June 2023, primarily reflecting a decrease in level 3 investments. Level 3 financial assets as of September 2023 decreased compared with December 2022, primarily reflecting a decrease in level 3 loans and derivatives, partially offset by an increase in level 3 investments. See Note 5 for further information about level 3 financial assets (including information about unrealized gains and losses related to level 3 financial assets and transfers into and out of level 3).

Goldman Sachs September 2023 Form 10-Q	12

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
•Duration, driven by underlying loan prepayment speeds and residential property liquidation timelines.

13	Goldman Sachs September 2023 Form 10-Q

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

Goldman Sachs September 2023 Form 10-Q	14

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

15	Goldman Sachs September 2023 Form 10-Q

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

Goldman Sachs September 2023 Form 10-Q	16

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Note 5.
Fair Value Hierarchy
Financial assets and liabilities at fair value includes trading cash instruments, derivatives, and certain investments, loans and other financial assets and liabilities at fair value.
Trading Cash Instruments
Fair Value by Level. The table below presents trading cash instruments by level within the fair value hierarchy.

$ in millions	Level 1	Level 2	Level 3	Total
As of September 2023
Assets
Government and agency obligations:
U.S.	$96,526	$53,900	$–	$150,426
Non-U.S.	53,688	20,741	71	74,500
Loans and securities backed by:
Commercial real estate	–	1,012	108	1,120
Residential real estate	–	7,929	63	7,992
Corporate debt instruments	125	35,751	1,316	37,192
State and municipal obligations	–	660	–	660
Other debt obligations	226	3,058	105	3,389
Equity securities	117,588	1,781	87	119,456
Commodities	–	4,260	3	4,263
Total	$268,153	$129,092	$1,753	$398,998

Liabilities
Government and agency obligations:
U.S.	$(20,133)	$(74)	$–	$(20,207)
Non-U.S.	(45,748)	(2,539)	–	(48,287)
Loans and securities backed by:
Commercial real estate	–	(27)	–	(27)
Residential real estate	–	(12)	–	(12)
Corporate debt instruments	(77)	(14,191)	(40)	(14,308)
Other debt obligations	–	(2)	–	(2)
Equity securities	(57,335)	(11)	(11)	(57,357)
Commodities	–	(106)	–	(106)
Total	$(123,293)	$(16,962)	$(51)	$(140,306)

As of December 2022
Assets
Government and agency obligations:
U.S.	$75,598	$31,783	$–	$107,381
Non-U.S.	22,794	15,238	67	38,099
Loans and securities backed by:
Commercial real estate	–	1,135	66	1,201
Residential real estate	–	9,706	88	9,794
Corporate debt instruments	249	27,555	1,238	29,042
State and municipal obligations	–	707	20	727
Other debt obligations	27	2,349	153	2,529
Equity securities	44,909	2,141	100	47,150
Commodities	–	5,907	2	5,909
Total	$143,577	$96,521	$1,734	$241,832

Liabilities
Government and agency obligations:
U.S.	$(23,339)	$(36)	$–	$(23,375)
Non-U.S.	(28,537)	(2,172)	–	(30,709)
Loans and securities backed by:
Commercial real estate	–	(30)	–	(30)
Residential real estate	–	(16)	–	(16)
Corporate debt instruments	(64)	(14,217)	(61)	(14,342)
Other debt obligations	–	(35)	(2)	(37)
Equity securities	(67,591)	(488)	(1)	(68,080)
Total	$(119,531)	$(16,994)	$(64)	$(136,589)

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

	As of September 2023		As of December 2022
$ in millions	Amount or Range	Weighted Average	Amount or Range	Weighted Average
Loans and securities backed by real estate
Level 3 assets	$171		$154
Yield	4.2% to 26.3%	16.0%	3.0% to 36.0%	14.2%
Recovery rate	42.7% to 76.0%	48.8%	35.8% to 76.1%	54.7%
Cumulative loss rate	N/A	N/A	3.7% to 29.9%	10.4%
Duration (years)	0.5 to 12.0	3.0	0.9 to 12.3	4.6
Corporate debt instruments
Level 3 assets	$1,316		$1,238
Yield	3.7% to 40.4%	10.2%	1.1% to 34.3%	6.9%
Recovery rate	7.0% to 70.0%	45.7%	11.5% to 77.0%	48.0%
Duration (years)	1.2 to 11.6	3.2	0.3 to 20.3	4.5
Other
Level 3 assets	$266		$342
Yield	6.2% to 37.5%	16.6%	2.8% to 47.8%	10.0%
Multiples	0.7x to 5.1x	4.5x	3.3x to 4.5x	4.3x
Duration (years)	1.5 to 9.6	4.0	1.2 to 14.4	6.1

17	Goldman Sachs September 2023 Form 10-Q

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
•Increases in yield, duration or cumulative loss rate used in the valuation of level 3 trading cash instruments would have resulted in a lower fair value measurement, while increases in recovery rate or multiples would have resulted in a higher fair value measurement as of both September 2023 and December 2022. Due to the distinctive nature of each level 3 trading cash instrument, the interrelationship of inputs is not necessarily uniform within each product type.
•Trading cash instruments are valued using discounted cash flows.
•Cumulative loss rate was not significant to the valuation of level 3 loans and securities backed by real estate as of September 2023.

Level 3 Rollforward. The table below presents a summary of the changes in fair value for level 3 trading cash instruments.

	Three Months Ended September		Nine Months Ended September
$ in millions	2023	2022	2023	2022
Assets
Beginning balance	$1,664	$2,080	$1,734	$1,889
Net realized gains/(losses)	22	40	129	85
Net unrealized gains/(losses)	(41)	(124)	(22)	(1,496)
Purchases	295	359	597	1,294
Sales	(167)	(248)	(499)	(635)
Settlements	(91)	(78)	(311)	(206)
Transfers into level 3	309	326	323	1,277
Transfers out of level 3	(238)	(527)	(198)	(380)
Ending balance	$1,753	$1,828	$1,753	$1,828

Liabilities
Beginning balance	$(95)	$(182)	$(64)	$(104)
Net realized gains/(losses)	(1)	(4)	6	(42)
Net unrealized gains/(losses)	–	53	(15)	47
Purchases	46	100	52	198
Sales	(29)	(40)	(48)	(121)
Settlements	5	5	13	(2)
Transfers into level 3	(15)	(86)	(3)	(103)
Transfers out of level 3	38	43	8	16
Ending balance	$(51)	$(111)	$(51)	$(111)
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

Goldman Sachs September 2023 Form 10-Q	18

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
The table below presents information, by product type, for assets included in the summary table above.

	Three Months Ended September		Nine Months Ended September
$ in millions	2023	2022	2023	2022
Loans and securities backed by real estate
Beginning balance	$221	$184	$154	$289
Net realized gains/(losses)	3	9	9	17
Net unrealized gains/(losses)	(11)	(15)	(11)	(22)
Purchases	13	7	67	44
Sales	(43)	(8)	(53)	(111)
Settlements	(15)	(12)	(26)	(29)
Transfers into level 3	59	39	63	26
Transfers out of level 3	(56)	(39)	(32)	(49)
Ending balance	$171	$165	$171	$165

Corporate debt instruments
Beginning balance	$1,145	$1,440	$1,238	$1,318
Net realized gains/(losses)	14	13	31	44
Net unrealized gains/(losses)	(18)	(43)	(6)	(115)
Purchases	216	313	424	558
Sales	(71)	(126)	(263)	(363)
Settlements	(46)	(51)	(214)	(131)
Transfers into level 3	217	201	212	339
Transfers out of level 3	(141)	(395)	(106)	(298)
Ending balance	$1,316	$1,352	$1,316	$1,352

Other
Beginning balance	$298	$456	$342	$282
Net realized gains/(losses)	5	18	89	24
Net unrealized gains/(losses)	(12)	(66)	(5)	(1,359)
Purchases	66	39	106	692
Sales	(53)	(114)	(183)	(161)
Settlements	(30)	(15)	(71)	(46)
Transfers into level 3	33	86	48	912
Transfers out of level 3	(41)	(93)	(60)	(33)
Ending balance	$266	$311	$266	$311
In the table above, other includes government and agency obligations, state and municipal obligations, other debt obligations, equity securities and commodities.
Level 3 Rollforward Commentary for the Three Months Ended September 2023. The net realized and unrealized losses on level 3 trading cash instrument assets of $19 million (reflecting $22 million of net realized gains and $41 million of net unrealized losses) for the three months ended September 2023 included gains/(losses) of $(36) million reported in market making and $17 million reported in interest income.
The drivers of net unrealized losses on level 3 trading cash instrument assets for the three months ended September 2023 were not material.
Transfers into level 3 trading cash instrument assets during the three months ended September 2023 primarily reflected transfers of certain corporate debt instruments from level 2 (principally due to reduced price transparency as a result of a lack of market evidence, including fewer market transactions in these instruments).

Transfers out of level 3 trading cash instrument assets during the three months ended September 2023 primarily reflected transfers of certain corporate debt instruments to level 2 (principally due to increased price transparency as a result of market evidence, including market transactions in these instruments).
Level 3 Rollforward Commentary for the Nine Months Ended September 2023. The net realized and unrealized gains on level 3 trading cash instrument assets of $107 million (reflecting $129 million of net realized gains and $22 million of net unrealized losses) for the nine months ended September 2023 included gains of $61 million reported in market making and $46 million reported in interest income.
The drivers of net unrealized losses on level 3 trading cash instrument assets for the nine months ended September 2023 were not material.
Transfers into level 3 trading cash instrument assets during the nine months ended September 2023 primarily reflected transfers of certain corporate debt instruments from level 2 (principally due to reduced price transparency as a result of a lack of market evidence, including fewer market transactions in these instruments).
Transfers out of level 3 trading cash instrument assets during the nine months ended September 2023 primarily reflected transfers of certain corporate debt instruments to level 2 (principally due to increased price transparency as a result of market evidence, including market transactions in these instruments).
Level 3 Rollforward Commentary for the Three Months Ended September 2022. The net realized and unrealized losses on level 3 trading cash instrument assets of $84 million (reflecting $40 million of net realized gains and $124 million of net unrealized losses) for the three months ended September 2022 included gains/(losses) of $(106) million reported in market making and $22 million reported in interest income.
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

19	Goldman Sachs September 2023 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Level 3 Rollforward Commentary for the Nine Months Ended September 2022. The net realized and unrealized losses on level 3 trading cash instrument assets of $1.41 billion (reflecting $85 million of net realized gains and $1.50 billion of net unrealized losses) for the nine months ended September 2022 included gains/(losses) of $(1.46) billion reported in market making and $53 million reported in interest income.
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

Derivatives
Fair Value by Level. The table below presents derivatives on a gross basis by level and product type, as well as the impact of netting.

$ in millions	Level 1	Level 2	Level 3	Total
As of September 2023
Assets
Interest rates	$112	$264,074	$511	$264,697
Credit	–	9,900	2,749	12,649
Currencies	–	101,232	299	101,531
Commodities	–	19,310	1,405	20,715
Equities	7	48,259	710	48,976
Gross fair value	119	442,775	5,674	448,568
Counterparty netting in levels	–	(339,090)	(1,017)	(340,107)
Subtotal	$119	$103,685	$4,657	$108,461
Cross-level counterparty netting				(963)
Cash collateral netting				(58,436)
Net fair value				$49,062

Liabilities
Interest rates	$(126)	$(240,782)	$(1,118)	$(242,026)
Credit	–	(9,161)	(1,139)	(10,300)
Currencies	–	(101,326)	(151)	(101,477)
Commodities	–	(19,051)	(815)	(19,866)
Equities	(9)	(63,540)	(2,092)	(65,641)
Gross fair value	(135)	(433,860)	(5,315)	(439,310)
Counterparty netting in levels	–	339,090	1,017	340,107
Subtotal	$(135)	$(94,770)	$(4,298)	$(99,203)
Cross-level counterparty netting				963
Cash collateral netting				43,423
Net fair value				$(54,817)

As of December 2022
Assets
Interest rates	$69	$269,590	$700	$270,359
Credit	–	9,690	2,577	12,267
Currencies	–	103,450	494	103,944
Commodities	–	38,331	1,609	39,940
Equities	113	49,481	967	50,561
Gross fair value	182	470,542	6,347	477,071
Counterparty netting in levels	–	(358,917)	(886)	(359,803)
Subtotal	$182	$111,625	$5,461	$117,268
Cross-level counterparty netting				(1,079)
Cash collateral netting				(56,776)
Net fair value				$59,413

Liabilities
Interest rates	$(32)	$(247,871)	$(1,159)	$(249,062)
Credit	–	(10,163)	(1,117)	(11,280)
Currencies	–	(111,840)	(332)	(112,172)
Commodities	–	(32,435)	(690)	(33,125)
Equities	(15)	(55,240)	(1,528)	(56,783)
Gross fair value	(47)	(457,549)	(4,826)	(462,422)
Counterparty netting in levels	–	358,917	886	359,803
Subtotal	$(47)	$(98,632)	$(3,940)	$(102,619)
Cross-level counterparty netting				1,079
Cash collateral netting				46,805
Net fair value				$(54,735)

Goldman Sachs September 2023 Form 10-Q	20

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

	As of September 2023		As of December 2022
$ in millions, except inputs	Amount or Range	Average/ Median	Amount or Range	Average/ Median
Interest rates, net	$(607)		$(459)
Correlation	(10)% to 81%	61%/78%	(10)% to 81%	61%/60%
Volatility (bps)	31 to 101	56/49	31 to 101	60/57
Credit, net	$1,610		$1,460
Credit spreads (bps)	8 to 1,966	167/105	5 to 935	149/116
Upfront credit points	(2) to 100	24/11	(1) to 100	29/18
Recovery rates	20% to 70%	42%/40%	20% to 50%	40%/40%
Currencies, net	$148		$162
Correlation	20% to 71%	40%/23%	20% to 71%	40%/23%
Volatility	16% to 16%	16%/16%	20% to 21%	20%/20%
Commodities, net	$590		$919
Volatility	29% to 97%	44%/40%	20% to 118%	50%/46%
Natural gas spread	$(1.53) to $8.08	$(0.16)/$(0.24)	$(3.21) to $5.85	$(0.20)/ $(0.27)
Oil spread	$(5.03) to $35.79	$12.59/$12.64	$12.68 to $48.92	$20.42/ $20.36
Electricity price	$3.10 to $330.34	$46.58/$34.95	$3.00 to $329.28	$47.19/ $39.69
Equities, net	$(1,382)		$(561)
Correlation	(70)% to 100%	64%/73%	(75)% to 100%	66%/75%
Volatility	2% to 123%	15%/12%	2% to 74%	13%/7%
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

21	Goldman Sachs September 2023 Form 10-Q

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
Level 3 Rollforward. The table below presents a summary of the changes in fair value for level 3 derivatives.

	Three Months Ended September		Nine Months Ended September
$ in millions	2023	2022	2023	2022
Total level 3 derivatives, net
Beginning balance	$609	$3,174	$1,521	$440
Net realized gains/(losses)	(75)	(16)	205	456
Net unrealized gains/(losses)	(127)	1,167	(957)	4,413
Purchases	113	156	317	216
Sales	(795)	(232)	(1,117)	(1,004)
Settlements	340	491	111	50
Transfers into level 3	3	105	45	(130)
Transfers out of level 3	291	(702)	234	(298)
Ending balance	$359	$4,143	$359	$4,143
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

Goldman Sachs September 2023 Form 10-Q	22

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
The table below presents information, by product type, for derivatives included in the summary table above.

	Three Months Ended September		Nine Months Ended September
$ in millions	2023	2022	2023	2022
Interest rates, net
Beginning balance	$(589)	$1,035	$(459)	$183
Net realized gains/(losses)	(5)	(27)	9	(98)
Net unrealized gains/(losses)	(109)	411	(338)	1,370
Purchases	10	8	30	55
Sales	(98)	(1)	(225)	(27)
Settlements	88	64	167	111
Transfers into level 3	(14)	(15)	25	(7)
Transfers out of level 3	110	(2)	184	(114)
Ending balance	$(607)	$1,473	$(607)	$1,473

Credit, net
Beginning balance	$1,711	$2,164	$1,460	$1,854
Net realized gains/(losses)	2	(11)	(18)	36
Net unrealized gains/(losses)	(24)	24	181	92
Purchases	28	64	114	2
Sales	(28)	(8)	(48)	(40)
Settlements	(64)	(144)	(192)	(105)
Transfers into level 3	–	16	(5)	11
Transfers out of level 3	(15)	(439)	118	(184)
Ending balance	$1,610	$1,666	$1,610	$1,666

Currencies, net
Beginning balance	$129	$(239)	$162	$(147)
Net realized gains/(losses)	30	28	84	66
Net unrealized gains/(losses)	16	199	(100)	225
Purchases	1	1	2	2
Sales	(2)	(2)	(4)	(7)
Settlements	(46)	122	(31)	62
Transfers into level 3	7	2	7	(81)
Transfers out of level 3	13	14	28	5
Ending balance	$148	$125	$148	$125

Commodities, net
Beginning balance	$666	$1,435	$919	$438
Net realized gains/(losses)	(64)	(53)	(39)	(29)
Net unrealized gains/(losses)	(202)	209	(435)	1,264
Purchases	19	5	12	4
Sales	(16)	(16)	(68)	(23)
Settlements	80	(14)	111	(87)
Transfers into level 3	51	78	131	172
Transfers out of level 3	56	(127)	(41)	(222)
Ending balance	$590	$1,517	$590	$1,517

Equities, net
Beginning balance	$(1,308)	$(1,221)	$(561)	$(1,888)
Net realized gains/(losses)	(38)	47	169	481
Net unrealized gains/(losses)	192	324	(265)	1,462
Purchases	55	78	159	153
Sales	(651)	(205)	(772)	(907)
Settlements	282	463	56	69
Transfers into level 3	(41)	24	(113)	(225)
Transfers out of level 3	127	(148)	(55)	217
Ending balance	$(1,382)	$(638)	$(1,382)	$(638)
Level 3 Rollforward Commentary for the Three Months Ended September 2023. The net realized and unrealized losses on level 3 derivatives of $202 million (reflecting $75 million of net realized losses and $127 million of net unrealized losses) for the three months ended September 2023 included gains/(losses) of $(204) million reported in market making and $2 million reported in other principal transactions.
The net unrealized losses on level 3 derivatives for the three months ended September 2023 were primarily attributable to losses on certain commodity derivatives (primarily reflecting the impact of changes in commodity prices) and losses on certain interest rate derivatives (primarily reflecting the impact of an increase in interest rates), partially offset by gains on certain equity derivatives (primarily reflecting the impact of a decrease in equity prices).
The drivers of transfers into level 3 derivatives during the three months ended September 2023 were not material.
Transfers out of level 3 derivatives during the three months ended September 2023 primarily reflected transfers of certain equity derivative liabilities to level 2 (principally due to certain unobservable inputs no longer being significant to the valuation of these derivatives) and transfers of certain interest rate derivative liabilities to level 2 (principally due to certain unobservable volatility inputs no longer being significant to the valuation of these derivatives).
Level 3 Rollforward Commentary for the Nine Months Ended September 2023. The net realized and unrealized losses on level 3 derivatives of $752 million (reflecting $205 million of net realized gains and $957 million of net unrealized losses) for the nine months ended September 2023 included losses of $742 million reported in market making and $10 million reported in other principal transactions.
The net unrealized losses on level 3 derivatives for the nine months ended September 2023 were attributable to losses on certain commodity derivatives (primarily reflecting the impact of changes in commodity prices), losses on certain interest rate and currency derivatives (in each case, primarily reflecting the impact of an increase in interest rates), and losses on certain equity derivatives (primarily reflecting the impact of an increase in equity prices), partially offset by gains on certain credit derivatives (primarily reflecting the impact of changes in foreign exchange rates).
Transfers into level 3 derivatives during the nine months ended September 2023 primarily reflected transfers of certain commodity derivative assets from level 2 (principally due to certain unobservable volatility inputs becoming significant to the valuation of these derivatives), partially offset by transfers of certain equity derivative liabilities from level 2 (principally due to reduced transparency of certain unobservable volatility inputs used to value these derivatives).
Transfers out of level 3 derivatives during the nine months ended September 2023 primarily reflected transfers of certain interest rate derivative liabilities to level 2 (principally due to certain unobservable volatility inputs no longer being significant to the valuation of these derivatives) and transfers of certain credit derivative liabilities to level 2 (principally due to certain unobservable credit spread inputs no longer being significant to the net risk of certain portfolios).

23	Goldman Sachs September 2023 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Level 3 Rollforward Commentary for the Three Months Ended September 2022. The net realized and unrealized gains on level 3 derivatives of $1.15 billion (reflecting $16 million of net realized losses and $1.17 billion of net unrealized gains) for the three months ended September 2022 included gains of $1.14 billion reported in market making and $7 million reported in other principal transactions.
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

Level 3 Rollforward Commentary for the Nine Months Ended September 2022. The net realized and unrealized gains on level 3 derivatives of $4.87 billion (reflecting $456 million of net realized gains and $4.41 billion of net unrealized gains) for the nine months ended September 2022 included gains of $4.85 billion reported in market making and $16 million reported in other principal transactions.
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
Transfers into level 3 derivatives during the nine months ended September 2022 primarily reflected transfers of certain equity derivative liabilities from level 2 (principally due to reduced transparency of certain unobservable volatility inputs used to value these derivatives) and certain currency derivative liabilities from level 2 (principally due to certain unobservable correlation inputs becoming significant to the valuation of these derivatives), partially offset by transfers of certain commodity derivative assets from level 2 (principally due to certain unobservable electricity price inputs becoming significant to the valuation of these derivatives).
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

Goldman Sachs September 2023 Form 10-Q	24

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Investments
Fair Value by Level. The table below presents investments accounted for at fair value by level within the fair value hierarchy.

$ in millions	Level 1	Level 2	Level 3	Total
As of September 2023
Government and agency obligations:
U.S.	$47,073	$–	$–	$47,073
Non-U.S.	2,178	143	–	2,321
Corporate debt securities	160	2,252	6,950	9,362
Securities backed by real estate	–	13	772	785
Money market instruments	24	872	–	896
Other debt obligations	–	53	249	302
Equity securities	828	2,345	9,358	12,531
Subtotal	$50,263	$5,678	$17,329	$73,270
Investments in funds at NAV				3,037
Total investments				$76,307
As of December 2022
Government and agency obligations:
U.S.	$47,055	$–	$–	$47,055
Non-U.S.	2,169	66	–	2,235
Corporate debt securities	145	2,950	7,003	10,098
Securities backed by real estate	–	176	827	1,003
Money market instruments	48	957	–	1,005
Other debt obligations	–	3	256	259
Equity securities	1,522	3,227	8,856	13,605
Subtotal	$50,939	$7,379	$16,942	$75,260
Investments in funds at NAV				2,941
Total investments				$78,201
See Note 4 for an overview of the firm’s fair value measurement policies, valuation techniques and significant inputs used to determine the fair value of investments.
Significant Unobservable Inputs. The table below presents the amount of level 3 investments, and ranges and weighted averages of significant unobservable inputs used to value such investments.

	As of September 2023		As of December 2022
$ in millions	Amount or Range	Weighted Average	Amount or Range	Weighted Average
Corporate debt securities
Level 3 assets	$6,950		$7,003
Yield	6.4% to 22.0%	12.5%	5.0% to 21.8%	11.6%
Recovery rate	7.3% to 58.9%	28.1%	10.0% to 70.0%	55.5%
Duration (years)	0.7 to 5.0	3.2	1.3 to 5.7	3.3
Multiples	0.9x to 46.2x	7.1x	1.8x to 83.4x	8.3x
Securities backed by real estate
Level 3 assets	$772		$827
Yield	8.0% to 18.4%	13.3%	8.0% to 20.3%	14.6%
Duration (years)	2.0 to 3.1	3.1	0.6 to 4.2	4.1
Other debt obligations
Level 3 assets	$249		$256
Yield	7.9% to 9.2%	8.4%	5.2% to 8.4%	7.4%
Equity securities
Level 3 assets	$9,358		$8,856
Multiples	0.5x to 36.0x	8.6x	0.5x to 34.3x	8.3x
Discount rate/yield	3.9% to 25.2%	12.6%	5.4% to 38.5%	14.6%
Capitalization rate	4.5% to 10.8%	5.5%	4.0% to 10.8%	5.4%

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
•Increases in yield, discount rate, capitalization rate or duration used in the valuation of level 3 investments would have resulted in a lower fair value measurement, while increases in recovery rate or multiples would have resulted in a higher fair value measurement as of both September 2023 and December 2022. Due to the distinctive nature of each level 3 investment, the interrelationship of inputs is not necessarily uniform within each product type.
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

25	Goldman Sachs September 2023 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Level 3 Rollforward. The table below presents a summary of the changes in fair value for level 3 investments.

	Three Months Ended September		Nine Months Ended September
$ in millions	2023	2022	2023	2022
Beginning balance	$18,128	$16,109	$16,942	$13,902
Net realized gains/(losses)	113	103	344	428
Net unrealized gains/(losses)	(346)	(407)	(904)	(1,828)
Purchases	213	445	755	1,385
Sales	(111)	(236)	(621)	(741)
Settlements	(456)	(272)	(1,127)	(1,461)
Transfers into level 3	942	1,687	3,257	6,425
Transfers out of level 3	(1,154)	(475)	(1,317)	(1,156)
Ending balance	$17,329	$16,954	$17,329	$16,954
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
•For level 3 investments, increases are shown as positive amounts, while decreases are shown as negative amounts.

The table below presents information, by product type, for investments included in the summary table above.

	Three Months Ended September		Nine Months Ended September
$ in millions	2023	2022	2023	2022
Corporate debt securities
Beginning balance	$7,520	$6,576	$7,003	$4,527
Net realized gains/(losses)	88	69	301	224
Net unrealized gains/(losses)	(66)	(111)	(54)	(297)
Purchases	58	137	373	624
Sales	(53)	(78)	(185)	(151)
Settlements	(274)	(143)	(735)	(810)
Transfers into level 3	415	659	1,049	2,944
Transfers out of level 3	(738)	(371)	(802)	(323)
Ending balance	$6,950	$6,738	$6,950	$6,738

Securities backed by real estate
Beginning balance	$878	$1,067	$827	$1,078
Net realized gains/(losses)	1	7	10	21
Net unrealized gains/(losses)	(95)	(88)	(191)	(287)
Purchases	7	17	56	76
Sales	–	(47)	(58)	(96)
Settlements	(19)	(23)	(38)	(140)
Transfers into level 3	–	1	171	269
Transfers out of level 3	–	(22)	(5)	(9)
Ending balance	$772	$912	$772	$912

Other debt obligations
Beginning balance	$246	$303	$256	$382
Net realized gains/(losses)	1	3	3	9
Net unrealized gains/(losses)	3	(3)	2	(8)
Purchases	6	4	1	28
Settlements	(7)	(23)	(13)	(127)
Ending balance	$249	$284	$249	$284

Equity securities
Beginning balance	$9,484	$8,163	$8,856	$7,915
Net realized gains/(losses)	23	24	30	174
Net unrealized gains/(losses)	(188)	(205)	(661)	(1,236)
Purchases	142	287	325	657
Sales	(58)	(111)	(378)	(494)
Settlements	(156)	(83)	(341)	(384)
Transfers into level 3	527	1,027	2,037	3,212
Transfers out of level 3	(416)	(82)	(510)	(824)
Ending balance	$9,358	$9,020	$9,358	$9,020
Level 3 Rollforward Commentary for the Three Months Ended September 2023. The net realized and unrealized losses on level 3 investments of $233 million (reflecting $113 million of net realized gains and $346 million of net unrealized losses) for the three months ended September 2023 included gains/(losses) of $(385) million reported in other principal transactions and $152 million reported in interest income.
The net unrealized losses on level 3 investments for the three months ended September 2023 primarily reflected losses on certain equity securities and securities backed by real estate (in each case, principally driven by commercial real estate investments).
Transfers into level 3 investments during the three months ended September 2023 primarily reflected transfers of certain equity securities and corporate debt securities from level 2 (in each case, principally due to reduced price transparency as a result of a lack of market evidence, including fewer market transactions in these instruments).

Goldman Sachs September 2023 Form 10-Q	26

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Transfers out of level 3 investments during the three months ended September 2023 primarily reflected transfers of certain corporate debt securities and equity securities to level 2 (in each case, principally due to increased price transparency as a result of market evidence, including market transactions in these instruments).
Level 3 Rollforward Commentary for the Nine Months Ended September 2023. The net realized and unrealized losses on level 3 investments of $560 million (reflecting $344 million of net realized gains and $904 million of net unrealized losses) for the nine months ended September 2023 included gains/(losses) of $(1.03) billion reported in other principal transactions and $470 million reported in interest income.
The net unrealized losses on level 3 investments for the nine months ended September 2023 primarily reflected losses on certain equity securities and securities backed by real estate (in each case, principally driven by commercial real estate investments).
Transfers into level 3 investments during the nine months ended September 2023 primarily reflected transfers of certain equity securities and corporate debt securities from level 2 (in each case, principally due to reduced price transparency as a result of a lack of market evidence, including fewer market transactions in these instruments, and certain unobservable yield inputs becoming significant to the valuation of these instruments).
Transfers out of level 3 investments during the nine months ended September 2023 primarily reflected transfers of certain corporate debt securities to level 2 (principally due to increased price transparency as a result of market evidence, including market transactions in these instruments, and certain unobservable yield and duration inputs becoming less significant to the valuation of these instruments) and transfers of certain equity securities to level 2 (principally due to increased price transparency as a result of market evidence, including market transactions in these instruments).
Level 3 Rollforward Commentary for the Three Months Ended September 2022. The net realized and unrealized losses on level 3 investments of $304 million (reflecting $103 million of net realized gains and $407 million of net unrealized losses) for the three months ended September 2022 included gains/(losses) of $(427) million reported in other principal transactions and $123 million reported in interest income.
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
Level 3 Rollforward Commentary for the Nine Months Ended September 2022. The net realized and unrealized losses on level 3 investments of $1.40 billion (reflecting $428 million of net realized gains and $1.83 billion of net unrealized losses) for the nine months ended September 2022 included gains/(losses) of $(1.71) billion reported in other principal transactions and $314 million reported in interest income.
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

27	Goldman Sachs September 2023 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Loans
Fair Value by Level. The table below presents loans held for investment accounted for at fair value under the fair value option by level within the fair value hierarchy.

$ in millions	Level 1	Level 2	Level 3	Total
As of September 2023
Loan Type
Corporate	$–	$440	$431	$871
Real estate:
Commercial	–	281	270	551
Residential	–	3,977	51	4,028
Other collateralized	–	708	142	850
Other	–	70	78	148
Total	$–	$5,476	$972	$6,448
As of December 2022
Loan Type
Corporate	$–	$359	$637	$996
Real estate:
Commercial	–	435	711	1,146
Residential	–	4,437	74	4,511
Other collateralized	–	576	140	716
Other	–	11	275	286
Total	$–	$5,818	$1,837	$7,655
The gains/(losses) as a result of changes in the fair value of loans held for investment for which the fair value option was elected were $(170) million for the three months ended September 2023, $(168) million for the three months ended September 2022, $(207) million for the nine months ended September 2023 and $(363) million for the nine months ended September 2022. These gains/(losses) were included in other principal transactions.
Significant Unobservable Inputs. The table below presents the amount of level 3 loans, and ranges and weighted averages of significant unobservable inputs used to value such loans.

	As of September 2023		As of December 2022
$ in millions	Amount or Range	Weighted Average	Amount or Range	Weighted Average
Corporate
Level 3 assets	$431		$637
Yield	8.8% to 12.8%	9.3%	4.1% to 26.9%	9.6%
Recovery rate	2.0% to 95.0%	60.0%	23.1% to 95.0%	66.0%
Duration (years)	0.9 to 4.3	2.3	1.6 to 3.3	2.6
Real estate
Level 3 assets	$321		$785
Yield	5.0% to 20.5%	17.6%	3.0% to 27.0%	16.1%
Recovery rate	4.2% to 99.2%	50.1%	3.6% to 66.2%	54.4%
Duration (years)	0.2 to 6.2	1.8	0.6 to 6.7	2.5
Other collateralized
Level 3 assets	$142		$140
Yield	6.6% to 20.9%	9.8%	5.8% to 12.7%	7.7%
Duration (years)	1.8 to 2.2	1.9	2.5 to 2.9	2.7
Other
Level 3 assets	$78		$275
Yield	9.4% to 15.4%	11.8%	9.4% to 10.0%	9.9%
Duration (years)	2.8 to 5.3	3.8	N/A	N/A

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
•Increases in yield or duration used in the valuation of level 3 loans would have resulted in a lower fair value measurement, while increases in recovery rate would have resulted in a higher fair value measurement as of both September 2023 and December 2022. Due to the distinctive nature of each level 3 loan, the interrelationship of inputs is not necessarily uniform within each product type.
•Loans are valued using discounted cash flows.
•The significant unobservable inputs for duration related to other loans as of December 2022 did not have a range (and there was no weighted average) as it related to a purchased portfolio of revolving loans with a single duration.
Level 3 Rollforward. The table below presents a summary of the changes in fair value for level 3 loans.

	Three Months Ended September		Nine Months Ended September
$ in millions	2023	2022	2023	2022
Beginning balance	$1,251	$2,347	$1,837	$2,354
Net realized gains/(losses)	11	17	39	89
Net unrealized gains/(losses)	(174)	(89)	(254)	(217)
Purchases	6	7	86	212
Sales	(5)	(18)	(462)	(61)
Settlements	(95)	(156)	(254)	(429)
Transfers into level 3	–	141	–	272
Transfers out of level 3	(22)	(191)	(20)	(162)
Ending balance	$972	$2,058	$972	$2,058
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

Goldman Sachs September 2023 Form 10-Q	28

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
The table below presents information, by loan type, for loans included in the summary table above.

	Three Months Ended September		Nine Months Ended September
$ in millions	2023	2022	2023	2022
Corporate
Beginning balance	$543	$738	$637	$672
Net realized gains/(losses)	7	8	20	21
Net unrealized gains/(losses)	(76)	(10)	(134)	(30)
Purchases	5	7	47	119
Sales	–	(18)	(47)	(53)
Settlements	(26)	(77)	(72)	(116)
Transfers into level 3	–	39	–	65
Transfers out of level 3	(22)	(19)	(20)	(10)
Ending balance	$431	$668	$431	$668

Real estate
Beginning balance	$490	$1,007	$785	$1,188
Net realized gains/(losses)	2	7	9	47
Net unrealized gains/(losses)	(100)	(79)	(123)	(167)
Purchases	1	–	2	73
Sales	(5)	–	(196)	(8)
Settlements	(67)	(70)	(156)	(249)
Transfers into level 3	–	100	–	128
Transfers out of level 3	–	(25)	–	(72)
Ending balance	$321	$940	$321	$940

Other collateralized
Beginning balance	$140	$285	$140	$229
Net realized gains/(losses)	1	1	3	2
Net unrealized gains/(losses)	1	–	–	(1)
Purchases	–	–	2	2
Settlements	–	(1)	(3)	(26)
Transfers into level 3	–	2	–	13
Transfers out of level 3	–	(147)	–	(79)
Ending balance	$142	$140	$142	$140

Other
Beginning balance	$78	$317	$275	$265
Net realized gains/(losses)	1	1	7	19
Net unrealized gains/(losses)	1	–	3	(19)
Purchases	–	–	35	18
Sales	–	–	(219)	–
Settlements	(2)	(8)	(23)	(38)
Transfers into level 3	–	–	–	66
Transfers out of level 3	–	–	–	(1)
Ending balance	$78	$310	$78	$310
Level 3 Rollforward Commentary for the Three Months Ended September 2023. The net realized and unrealized losses on level 3 loans of $163 million (reflecting $11 million of net realized gains and $174 million of net unrealized losses) for the three months ended September 2023 included gains/(losses) of $(172) million reported in other principal transactions and $9 million reported in interest income.
The net unrealized losses on level 3 loans for the three months ended September 2023 primarily reflected losses on certain loans backed by real estate (principally driven by commercial real estate loans) and corporate loans (principally driven by company-specific events).
There were no transfers into level 3 loans during the three months ended September 2023.
The drivers of transfers out of level 3 loans during the three months ended September 2023 were not material.
Level 3 Rollforward Commentary for the Nine Months Ended September 2023. The net realized and unrealized losses on level 3 loans of $215 million (reflecting $39 million of net realized gains and $254 million of net unrealized losses) for the nine months ended September 2023 included gains/(losses) of $(237) million reported in other principal transactions and $22 million reported in interest income.
The net unrealized losses on level 3 loans for the nine months ended September 2023 primarily reflected losses on certain corporate loans (principally driven by company-specific events) and loans backed by real estate (principally driven by commercial real estate loans).
There were no transfers into level 3 loans during the nine months ended September 2023.
The drivers of transfers out of level 3 loans during the nine months ended September 2023 were not material.
Level 3 Rollforward Commentary for the Three Months Ended September 2022. The net realized and unrealized losses on level 3 loans of $72 million (reflecting $17 million of net realized gains and $89 million of net unrealized losses) for the three months ended September 2022 included gains/(losses) of $(83) million reported in other principal transactions and $11 million reported in interest income.
The drivers of net unrealized losses on level 3 loans for the three months ended September 2022 were not material.
Transfers into level 3 loans during the three months ended September 2022 primarily reflected transfers of certain loans backed by real estate from level 2 (principally due to reduced price transparency as a result of a lack of market evidence, including fewer market transactions in these instruments).
Transfers out of level 3 loans during the three months ended September 2022 primarily reflected transfers of certain other collateralized loans to level 2 (principally due to certain unobservable yield inputs no longer being significant to the valuation of these instruments).
Level 3 Rollforward Commentary for the Nine Months Ended September 2022. The net realized and unrealized losses on level 3 loans of $128 million (reflecting $89 million of net realized gains and $217 million of net unrealized losses) for the nine months ended September 2022 included gains/(losses) of $(148) million reported in other principal transactions and $20 million reported in interest income.
The net unrealized losses on level 3 loans for the nine months ended September 2022 primarily reflected losses on certain loans backed by real estate (principally due to the impact of an increase in interest rates).

29	Goldman Sachs September 2023 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Transfers into level 3 loans during the nine months ended September 2022 primarily reflected transfers of certain loans backed by real estate from level 2 (principally due to reduced price transparency as a result of a lack of market evidence, including fewer market transactions in these instruments).
The drivers of transfers out of level 3 loans during the nine months ended September 2022 were not material.
Other Financial Assets and Liabilities
Fair Value by Level. The table below presents, by level within the fair value hierarchy, other financial assets and liabilities at fair value, substantially all of which are accounted for at fair value under the fair value option.

$ in millions	Level 1	Level 2	Level 3	Total
As of September 2023
Assets
Resale agreements	$–	$190,446	$–	$190,446
Securities borrowed	–	36,792	–	36,792
Customer and other receivables	–	23	–	23
Other assets	–	173	151	324
Total	$–	$227,434	$151	$227,585

Liabilities
Deposits	$–	$(25,831)	$(2,726)	$(28,557)
Repurchase agreements	–	(225,679)	–	(225,679)
Securities loaned	–	(8,178)	–	(8,178)
Other secured financings	–	(11,380)	(2,734)	(14,114)
Unsecured borrowings:
Short-term	–	(38,056)	(4,295)	(42,351)
Long-term	–	(60,580)	(13,336)	(73,916)
Other liabilities	–	(395)	(219)	(614)
Total	$–	$(370,099)	$(23,310)	$(393,409)

As of December 2022
Assets
Resale agreements	$–	$225,117	$–	$225,117
Securities borrowed	–	38,578	–	38,578
Customer and other receivables	–	25	–	25
Other assets	–	71	74	145
Total	$–	$263,791	$74	$263,865

Liabilities
Deposits	$–	$(13,003)	$(2,743)	$(15,746)
Repurchase agreements	–	(110,349)	–	(110,349)
Securities loaned	–	(4,372)	–	(4,372)
Other secured financings	–	(10,914)	(1,842)	(12,756)
Unsecured borrowings:
Short-term	–	(35,641)	(4,090)	(39,731)
Long-term	–	(63,081)	(10,066)	(73,147)
Other liabilities	–	(74)	(85)	(159)
Total	$–	$(237,434)	$(18,826)	$(256,260)
In the table above, assets are shown as positive amounts and liabilities are shown as negative amounts.
See Note 4 for an overview of the firm’s fair value measurement policies, valuation techniques and significant inputs used to determine the fair value of other financial assets and liabilities.
Significant Unobservable Inputs. See below for information about the significant unobservable inputs used to value level 3 other financial liabilities at fair value as of both September 2023 and December 2022.
Other Secured Financings. The ranges and weighted averages of significant unobservable inputs used to value level 3 other secured financings are presented below. These ranges and weighted averages exclude unobservable inputs that are only relevant to a single instrument, and therefore are not meaningful.
As of September 2023:
•Yield: 6.8% to 13.3% (weighted average: 9.0%)
•Duration: 0.4 to 5.8 years (weighted average: 1.4 years)
As of December 2022:
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

Goldman Sachs September 2023 Form 10-Q	30

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Level 3 Rollforward. The table below presents a summary of the changes in fair value for level 3 other financial assets and liabilities accounted for at fair value.

	Three Months Ended September		Nine Months Ended September
$ in millions	2023	2022	2023	2022
Assets
Beginning balance	$126	$–	$74	$–
Net unrealized gains/(losses)	25	–	77	–
Ending balance	$151	$–	$151	$–

Liabilities
Beginning balance	$(21,897)	$(19,114)	$(18,826)	$(23,567)
Net realized gains/(losses)	(88)	(90)	(223)	(222)
Net unrealized gains/(losses)	1,210	1,538	425	5,977
Issuances	(3,036)	(3,296)	(6,212)	(9,486)
Settlements	3,154	2,691	6,380	8,548
Transfers into level 3	(3,656)	(1,494)	(6,030)	(2,562)
Transfers out of level 3	1,003	900	1,176	2,447
Ending balance	$(23,310)	$(18,865)	$(23,310)	$(18,865)
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
The table below presents information, by the consolidated balance sheet line items, for liabilities included in the summary table above.

	Three Months Ended September		Nine Months Ended September
$ in millions	2023	2022	2023	2022
Deposits
Beginning balance	$(2,889)	$(2,789)	$(2,743)	$(3,613)
Net realized gains/(losses)	–	–	–	(7)
Net unrealized gains/(losses)	73	135	19	466
Issuances	(157)	(261)	(376)	(735)
Settlements	232	259	594	1,041
Transfers into level 3	(3)	(89)	(254)	(20)
Transfers out of level 3	18	16	34	139
Ending balance	$(2,726)	$(2,729)	$(2,726)	$(2,729)

Other secured financings
Beginning balance	$(2,817)	$(1,412)	$(1,842)	$(2,566)
Net realized gains/(losses)	(3)	(13)	(3)	(18)
Net unrealized gains/(losses)	41	86	13	177
Issuances	(158)	(406)	(676)	(545)
Settlements	488	22	875	527
Transfers into level 3	(325)	(147)	(1,626)	(110)
Transfers out of level 3	40	–	525	665
Ending balance	$(2,734)	$(1,870)	$(2,734)	$(1,870)

Unsecured short-term borrowings
Beginning balance	$(4,822)	$(5,209)	$(4,090)	$(7,829)
Net realized gains/(losses)	(23)	(54)	(72)	(126)
Net unrealized gains/(losses)	148	286	(178)	1,241
Issuances	(1,552)	(1,165)	(2,968)	(3,582)
Settlements	1,853	1,747	3,013	5,443
Transfers into level 3	(204)	(528)	(174)	(470)
Transfers out of level 3	305	411	174	811
Ending balance	$(4,295)	$(4,512)	$(4,295)	$(4,512)

Unsecured long-term borrowings
Beginning balance	$(11,296)	$(9,626)	$(10,066)	$(9,413)
Net realized gains/(losses)	(62)	(23)	(148)	(71)
Net unrealized gains/(losses)	945	1,034	556	4,028
Issuances	(1,020)	(1,464)	(2,043)	(4,624)
Settlements	581	663	1,898	1,537
Transfers into level 3	(3,124)	(730)	(3,976)	(1,962)
Transfers out of level 3	640	473	443	832
Ending balance	$(13,336)	$(9,673)	$(13,336)	$(9,673)

Other liabilities
Beginning balance	$(73)	$(78)	$(85)	$(146)
Net unrealized gains/(losses)	3	(3)	15	65
Issuances	(149)	–	(149)	–
Ending balance	$(219)	$(81)	$(219)	$(81)
Level 3 Rollforward Commentary for the Three Months Ended September 2023. The net realized and unrealized gains on level 3 other financial liabilities of $1.12 billion (reflecting $88 million of net realized losses and $1.21 billion of net unrealized gains) for the three months ended September 2023 included gains/(losses) of $1.15 billion reported in market making, $16 million reported in other principal transactions and $(4) million reported in interest expense in the consolidated statements of earnings, and $(44) million reported in debt valuation adjustment in the consolidated statements of comprehensive income.

31	Goldman Sachs September 2023 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
The net unrealized gains on level 3 other financial liabilities for the three months ended September 2023 primarily reflected gains on certain hybrid financial instruments included in unsecured long-term borrowings (principally due to an increase in interest rates and a decrease in equity prices).
Transfers into level 3 other financial liabilities during the three months ended September 2023 primarily reflected transfers of certain hybrid financial instruments included in unsecured long-term borrowings from level 2 (principally due to reduced price transparency of certain credit spread inputs used to value these instruments).
Transfers out of level 3 other financial liabilities during the three months ended September 2023 primarily reflected transfers of certain hybrid financial instruments included in unsecured long- and short-term borrowings to level 2 (principally due to increased price transparency of certain volatility inputs used to value these instruments).
Level 3 Rollforward Commentary for the Nine Months Ended September 2023. The net realized and unrealized gains on level 3 other financial liabilities of $202 million (reflecting $223 million of net realized losses and $425 million of net unrealized gains) for the nine months ended September 2023 included gains/(losses) of $415 million reported in market making, $4 million reported in other principal transactions and $(12) million reported in interest expense in the consolidated statements of earnings, and $(205) million reported in debt valuation adjustment in the consolidated statements of comprehensive income.
The net unrealized gains on level 3 other financial liabilities for the nine months ended September 2023 primarily reflected gains on certain hybrid financial instruments included in unsecured long-term borrowings (principally due to an increase in interest rates), partially offset by losses on certain hybrid financial instruments included in unsecured short-term borrowings (principally due to an increase in equity prices).
Transfers into level 3 other financial liabilities during the nine months ended September 2023 primarily reflected transfers of certain hybrid financial instruments included in unsecured long-term borrowings from level 2 (principally due to reduced price transparency of certain credit spread and volatility inputs used to value these instruments) and transfers of certain other secured financings from level 2 (principally due to reduced price transparency of certain yield and duration inputs used to value these instruments).

Transfers out of level 3 other financial liabilities during the nine months ended September 2023 primarily reflected transfers of certain hybrid financial instruments included in other secured financings to level 2 (principally due to increased price transparency of certain yield and duration inputs used to value these instruments) and transfers of certain unsecured long- and short-term borrowings to level 2 (principally due to increased price transparency of certain volatility inputs used to value these instruments).
Level 3 Rollforward Commentary for the Three Months Ended September 2022. The net realized and unrealized gains on level 3 other financial liabilities of $1.45 billion (reflecting $90 million of net realized losses and $1.54 billion of net unrealized gains) for the three months ended September 2022 included gains/(losses) of $1.13 billion reported in market making, $69 million reported in other principal transactions and $(7) million reported in interest expense in the consolidated statements of earnings, and $262 million reported in debt valuation adjustment in the consolidated statements of comprehensive income.
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

Goldman Sachs September 2023 Form 10-Q	32

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Level 3 Rollforward Commentary for the Nine Months Ended September 2022. The net realized and unrealized gains on level 3 other financial liabilities of $5.76 billion (reflecting $222 million of net realized losses and $5.98 billion of net unrealized gains) for the nine months ended September 2022 included gains/(losses) of $4.69 billion reported in market making, $155 million reported in other principal transactions and $(14) million reported in interest expense in the consolidated statements of earnings, and $924 million reported in debt valuation adjustment in the consolidated statements of comprehensive income.
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

The table below presents a summary of trading assets and liabilities.

	Trading	Trading
$ in millions	Assets	Liabilities
As of September 2023
Trading cash instruments	$398,998	$140,306
Derivatives	49,062	54,817
Total	$448,060	$195,123
As of December 2022
Trading cash instruments	$241,832	$136,589
Derivatives	59,413	54,735
Total	$301,245	$191,324
See Note 5 for further information about trading cash instruments and Note 7 for further information about derivatives.
Gains and Losses from Market Making
The table below presents market making revenues by major product type.

	Three Months Ended September		Nine Months Ended September
$ in millions	2023	2022	2023	2022
Interest rates	$(861)	$(3,043)	$713	$(7,699)
Credit	511	(286)	1,160	1,379
Currencies	2,850	5,768	4,946	14,020
Equities	2,029	1,464	6,008	6,052
Commodities	429	738	1,915	1,831
Total	$4,958	$4,641	$14,742	$15,583
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

33	Goldman Sachs September 2023 Form 10-Q

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
Derivatives are reported on a net-by-counterparty basis (i.e., the net payable or receivable for derivative assets and liabilities for a given counterparty) when a legal right of setoff exists under an enforceable netting agreement (counterparty netting). Derivatives are accounted for at fair value, net of cash collateral received or posted under enforceable credit support agreements (cash collateral netting). Derivative assets are included in trading assets and derivative liabilities are included in trading liabilities. Realized and unrealized gains and losses on derivatives not designated as hedges are included in market making (for derivatives included in Fixed Income, Currency and Commodities (FICC) and Equities within Global Banking & Markets), and other principal transactions (for derivatives included in Investment banking fees and Other within Global Banking & Markets, as well as derivatives in Asset & Wealth Management) in the consolidated statements of earnings. For each of the three and nine months ended September 2023 and September 2022, substantially all of the firm’s derivatives were included in Global Banking & Markets.

Goldman Sachs September 2023 Form 10-Q	34

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

	As of September 2023		As of December 2022
$ in millions	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Not accounted for as hedges
Exchange-traded	$466	$1,122	$675	$1,385
OTC-cleared	71,438	70,138	74,297	72,979
Bilateral OTC	192,603	170,748	195,052	174,687
Total interest rates	264,507	242,008	270,024	249,051
OTC-cleared	1,056	1,177	1,516	1,802
Bilateral OTC	11,593	9,123	10,751	9,478
Total credit	12,649	10,300	12,267	11,280
Exchange-traded	78	11	1,041	22
OTC-cleared	1,064	1,021	520	589
Bilateral OTC	100,357	100,324	102,301	111,276
Total currencies	101,499	101,356	103,862	111,887
Exchange-traded	6,719	7,275	9,225	9,542
OTC-cleared	539	620	698	838
Bilateral OTC	13,457	11,971	30,017	22,745
Total commodities	20,715	19,866	39,940	33,125
Exchange-traded	24,340	28,860	26,302	26,607
OTC-cleared	133	203	685	19
Bilateral OTC	24,503	36,578	23,574	30,157
Total equities	48,976	65,641	50,561	56,783
Subtotal	448,346	439,171	476,654	462,126
Accounted for as hedges
OTC-cleared	–	–	–	–
Bilateral OTC	190	18	335	11
Total interest rates	190	18	335	11
OTC-cleared	–	–	29	29
Bilateral OTC	32	121	53	256
Total currencies	32	121	82	285
Subtotal	222	139	417	296
Total gross fair value	$448,568	$439,310	$477,071	$462,422

Offset in the consolidated balance sheets
Exchange-traded	$(28,041)	$(28,041)	$(31,229)	$(31,229)
OTC-cleared	(71,745)	(71,745)	(75,349)	(75,349)
Bilateral OTC	(241,284)	(241,284)	(254,304)	(254,304)
Counterparty netting	(341,070)	(341,070)	(360,882)	(360,882)
OTC-cleared	(1,728)	–	(1,388)	(406)
Bilateral OTC	(56,708)	(43,423)	(55,388)	(46,399)
Cash collateral netting	(58,436)	(43,423)	(56,776)	(46,805)
Total amounts offset	$(399,506)	$(384,493)	$(417,658)	$(407,687)

Included in the consolidated balance sheets
Exchange-traded	$3,562	$9,227	$6,014	$6,327
OTC-cleared	757	1,414	1,008	501
Bilateral OTC	44,743	44,176	52,391	47,907
Total	$49,062	$54,817	$59,413	$54,735

Not offset in the consolidated balance sheets
Cash collateral	$(414)	$(1,599)	$(298)	$(1,887)
Securities collateral	(15,551)	(4,716)	(15,229)	(4,329)
Total	$33,097	$48,502	$43,886	$48,519

	Notional Amounts as of
	September	December
$ in millions	2023	2022
Not accounted for as hedges
Exchange-traded	$3,957,145	$4,241,937
OTC-cleared	15,047,281	13,104,682
Bilateral OTC	12,296,079	11,137,127
Total interest rates	31,300,505	28,483,746
Exchange-traded	558	369
OTC-cleared	545,342	529,543
Bilateral OTC	651,836	577,542
Total credit	1,197,736	1,107,454
Exchange-traded	5,538	9,012
OTC-cleared	262,313	150,561
Bilateral OTC	6,525,742	5,304,069
Total currencies	6,793,593	5,463,642
Exchange-traded	352,868	341,526
OTC-cleared	3,434	3,188
Bilateral OTC	220,290	255,208
Total commodities	576,592	599,922
Exchange-traded	1,529,392	1,107,659
OTC-cleared	1,716	1,639
Bilateral OTC	1,225,983	1,026,736
Total equities	2,757,091	2,136,034
Subtotal	42,625,517	37,790,798
Accounted for as hedges
OTC-cleared	240,942	257,739
Bilateral OTC	3,009	3,156
Total interest rates	243,951	260,895
OTC-cleared	966	2,048
Bilateral OTC	8,223	7,701
Total currencies	9,189	9,749
Subtotal	253,140	270,644
Total notional amounts	$42,878,657	$38,061,442
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
•Total gross fair value of derivatives included derivative assets of $9.70 billion as of September 2023 and $10.08 billion as of December 2022, and derivative liabilities of $12.57 billion as of September 2023 and $12.71 billion as of December 2022, which are not subject to an enforceable netting agreement or are subject to a netting agreement that the firm has not yet determined to be enforceable.

35	Goldman Sachs September 2023 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
OTC Derivatives
The table below presents OTC derivative assets and liabilities by tenor and major product type.

$ in millions	Less than 1 Year	1 - 5 Years	Greater than 5 Years	Total
As of September 2023
Assets
Interest rates	$10,904	$14,876	$53,107	$78,887
Credit	1,427	2,968	2,159	6,554
Currencies	14,384	8,130	5,733	28,247
Commodities	4,156	3,417	1,563	9,136
Equities	4,121	2,868	2,068	9,057
Counterparty netting in tenors	(3,015)	(2,643)	(4,165)	(9,823)
Subtotal	$31,977	$29,616	$60,465	$122,058
Cross-tenor counterparty netting				(18,122)
Cash collateral netting				(58,436)
Total OTC derivative assets				$45,500

Liabilities
Interest rates	$10,600	$22,287	$22,672	$55,559
Credit	879	2,277	1,050	4,206
Currencies	12,041	8,607	7,635	28,283
Commodities	3,025	3,305	1,381	7,711
Equities	9,462	8,124	3,613	21,199
Counterparty netting in tenors	(3,015)	(2,643)	(4,165)	(9,823)
Subtotal	$32,992	$41,957	$32,186	$107,135
Cross-tenor counterparty netting				(18,122)
Cash collateral netting				(43,423)
Total OTC derivative liabilities				$45,590

As of December 2022
Assets
Interest rates	$5,509	$16,963	$53,943	$76,415
Credit	921	2,622	2,142	5,685
Currencies	12,284	7,819	7,085	27,188
Commodities	10,525	7,513	2,574	20,612
Equities	5,346	4,007	1,782	11,135
Counterparty netting in tenors	(2,661)	(3,942)	(4,830)	(11,433)
Subtotal	$31,924	$34,982	$62,696	$129,602
Cross-tenor counterparty netting				(19,427)
Cash collateral netting				(56,776)
Total OTC derivative assets				$53,399

Liabilities
Interest rates	$9,351	$23,589	$21,467	$54,407
Credit	993	2,635	1,071	4,699
Currencies	18,987	8,736	8,712	36,435
Commodities	6,400	6,135	945	13,480
Equities	7,629	7,249	2,174	17,052
Counterparty netting in tenors	(2,661)	(3,942)	(4,830)	(11,433)
Subtotal	$40,699	$44,402	$29,539	$114,640
Cross-tenor counterparty netting				(19,427)
Cash collateral netting				(46,805)
Total OTC derivative liabilities				$48,408
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

Goldman Sachs September 2023 Form 10-Q	36

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
As of September 2023, written credit derivatives had a total gross notional amount of $565.33 billion and purchased credit derivatives had a total gross notional amount of $632.41 billion, for total net notional purchased protection of $67.08 billion. As of December 2022, written credit derivatives had a total gross notional amount of $528.31 billion and purchased credit derivatives had a total gross notional amount of $579.14 billion, for total net notional purchased protection of $50.83 billion. The firm’s written and purchased credit derivatives primarily consist of credit default swaps.
The table below presents information about credit derivatives.

	Credit Spread on Underlier (basis points)
$ in millions	0 - 250	251 - 500	501 - 1,000	Greater than 1,000	Total
As of September 2023
Maximum Payout/Notional Amount of Written Credit Derivatives by Tenor
Less than 1 year	$127,828	$9,876	$885	$3,750	$142,339
1 - 5 years	308,826	18,554	8,957	6,922	343,259
Greater than 5 years	69,235	6,560	2,883	1,052	79,730
Total	$505,889	$34,990	$12,725	$11,724	$565,328

Maximum Payout/Notional Amount of Purchased Credit Derivatives
Offsetting	$420,373	$25,763	$11,309	$10,175	$467,620
Other	$152,511	$8,037	$2,189	$2,051	$164,788
Fair Value of Written Credit Derivatives
Asset	$8,701	$638	$262	$121	$9,722
Liability	1,190	774	633	2,312	4,909
Net asset/(liability)	$7,511	$(136)	$(371)	$(2,191)	$4,813
As of December 2022
Maximum Payout/Notional Amount of Written Credit Derivatives by Tenor
Less than 1 year	$108,703	$12,166	$1,879	$4,135	$126,883
1 - 5 years	306,484	28,188	13,724	9,092	357,488
Greater than 5 years	39,302	2,916	1,416	305	43,939
Total	$454,489	$43,270	$17,019	$13,532	$528,310

Maximum Payout/Notional Amount of Purchased Credit Derivatives
Offsetting	$372,360	$33,149	$14,817	$11,757	$432,083
Other	$128,828	$13,211	$2,615	$2,407	$147,061
Fair Value of Written Credit Derivatives
Asset	$5,405	$460	$132	$84	$6,081
Liability	681	1,081	1,027	2,673	5,462
Net asset/(liability)	$4,724	$(621)	$(895)	$(2,589)	$619
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
•Other purchased credit derivatives represent the notional amount of all other purchased credit derivatives not included in offsetting.

37	Goldman Sachs September 2023 Form 10-Q

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
The table below presents information about CVA and FVA.

	Three Months Ended September		Nine Months Ended September
$ in millions	2023	2022	2023	2022
CVA, net of hedges	$101	$223	$(72)	$523
FVA, net of hedges	(53)	(74)	22	(465)
Total	$48	$149	$(50)	$58
Bifurcated Embedded Derivatives
The table below presents the fair value and the notional amount of derivatives that have been bifurcated from their related borrowings.

	As of
	September	December
$ in millions	2023	2022
Fair value of assets	$332	$288
Fair value of liabilities	(271)	(392)
Net asset/(liability)	$61	$(104)
Notional amount	$7,383	$8,892
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

	As of
	September	December
$ in millions	2023	2022
Net derivative liabilities under bilateral agreements	$30,530	$33,059
Collateral posted	$26,546	$27,657
Additional collateral or termination payments:
One-notch downgrade	$374	$343
Two-notch downgrade	$1,288	$1,115
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

Goldman Sachs September 2023 Form 10-Q	38

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
The table below presents the gains/(losses) from interest rate derivatives accounted for as hedges and the related hedged items.

	Three Months Ended September		Nine Months Ended September
$ in millions	2023	2022	2023	2022
Investments
Interest rate hedges	$85	$427	$266	$372
Hedged investments	(94)	(409)	(271)	(357)
Gains/(losses)	$(9)	$18	$(5)	$15

Borrowings and deposits
Interest rate hedges	$(2,735)	$(7,820)	$(2,583)	$(22,629)
Hedged borrowings and deposits	2,543	7,741	2,127	22,279
Gains/(losses)	$(192)	$(79)	$(456)	$(350)
The table below presents the carrying value of investments, deposits and unsecured borrowings that are designated in an interest rate hedging relationship and the related cumulative hedging adjustment (increase/(decrease)) from current and prior hedging relationships included in such carrying values.

$ in millions	Carrying Value	Cumulative Hedging Adjustment
As of September 2023
Assets
Investments	$14,768	$(568)

Liabilities
Deposits	$3,493	$(190)
Unsecured short-term borrowings	$12,202	$(177)
Unsecured long-term borrowings	$127,643	$(17,025)

As of December 2022
Assets
Investments	$10,804	$(350)

Liabilities
Deposits	$6,311	$(280)
Unsecured short-term borrowings	$7,295	$(47)
Unsecured long-term borrowings	$151,215	$(15,134)
In the table above:
•Cumulative hedging adjustment included $(5.85) billion as of September 2023 and $5.09 billion as of December 2022 of hedging adjustments from prior hedging relationships that were de-designated and substantially all were related to unsecured long-term borrowings.
•The amortized cost of investments was $15.82 billion as of September 2023 and $11.49 billion as of December 2022.
In addition, cumulative hedging adjustments for items no longer designated in a hedging relationship were $50 million as of September 2023 and $111 million as of December 2022 and were primarily related to unsecured long-term borrowings.
The firm designates foreign currency forward contracts as fair value hedges of the foreign exchange risk of non-U.S. government securities classified as available-for-sale. See Note 8 for information about the amortized cost and fair value of such securities. The effectiveness of such hedges is assessed based on changes in spot rates. The gains/(losses) on the hedges (relating to both spot and forward points) and the foreign exchange gains/(losses) on the related available-for-sale securities are included in market making. The gross and net gains/(losses) on hedges and the related hedged available-for-sale securities were not material for both the three and nine months ended September 2023. The net gains/(losses) on hedges and related available-for-sale securities were $3 million (reflecting a gain of $189 million related to hedges and a loss of $186 million on the related hedged available-for-sale securities) for the three months ended September 2022 and were $(25) million (reflecting a gain of $425 million related to hedges and a loss of $450 million on the related hedged available-for-sale securities) for the nine months ended September 2022.
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
The table below presents the gains/(losses) from net investment hedging.

	Three Months Ended September		Nine Months Ended September
$ in millions	2023	2022	2023	2022
Hedges:
Foreign currency forward contract	$112	$1,097	$(25)	$2,310
Foreign currency-denominated debt	$839	$551	$631	$1,147

39	Goldman Sachs September 2023 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Gains or losses on individual net investments in non-U.S. operations are reclassified from accumulated other comprehensive income/(loss) to other principal transactions in the consolidated statements of earnings when such net investments are sold or substantially liquidated. The gross and net gains and losses on hedges and the related net investments in non-U.S. operations reclassified to earnings from accumulated other comprehensive income/(loss) were not material for each of the three and nine months ended September 2023 and September 2022.
The firm had designated $26.35 billion as of September 2023 and $21.46 billion as of December 2022 of foreign currency-denominated debt, included in unsecured long- and short-term borrowings, as hedges of net investments in non-U.S. subsidiaries.
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
The table below presents information about investments.

	As of
	September	December
$ in millions	2023	2022
Equity securities, at fair value	$13,742	$14,892
Debt instruments, at fair value	13,305	14,075
Available-for-sale securities, at fair value	49,260	49,234
Investments, at fair value	76,307	78,201
Held-to-maturity securities	68,510	51,662
Equity-method investments	713	766
Total investments	$145,530	$130,629
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
The table below presents information about equity securities, at fair value.

	As of
	September	December
$ in millions	2023	2022
Equity securities, at fair value	$13,742	$14,892

Equity Type
Public equity	9%	13%
Private equity	91%	87%
Total	100%	100%

Asset Class
Corporate	72%	71%
Real estate	28%	29%
Total	100%	100%
In the table above:
•Equity securities, at fair value included investments accounted for at fair value under the fair value option where the firm would otherwise apply the equity method of accounting of $5.06 billion as of September 2023 and $5.35 billion as of December 2022. Gains/(losses) recognized as a result of changes in the fair value of equity securities for which the fair value option was elected were $(179) million for the three months ended September 2023, $(118) million for the three months ended September 2022, $(591) million for the nine months ended September 2023 and $(189) million for the nine months ended September 2022. These gains/(losses) are included in other principal transactions.
•Equity securities, at fair value included $1.22 billion as of September 2023 and $1.30 billion as of December 2022 of investments in funds that are measured at NAV.
Debt Instruments, at Fair Value. Debt instruments, at fair value primarily includes mezzanine, senior and distressed debt.
The table below presents information about debt instruments, at fair value.

	As of
	September	December
$ in millions	2023	2022
Corporate debt securities	$9,362	$10,098
Securities backed by real estate	785	1,003
Money market instruments	896	1,005
Other	2,262	1,969
Total	$13,305	$14,075
In the table above:
•Substantially all of the firm's money market instruments consist of time deposits.
•Other included $1.82 billion as of September 2023 and $1.64 billion as of December 2022 of investments in credit funds that are measured at NAV.

Goldman Sachs September 2023 Form 10-Q	40

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
Private equity funds primarily invest in a broad range of industries worldwide, including leveraged buyouts, recapitalizations, growth investments and distressed investments. Credit funds generally invest in loans and other fixed income instruments and are focused on providing private high-yield capital for leveraged and management buyout transactions, recapitalizations, financings, refinancings, acquisitions and restructurings for private equity firms, private family companies and corporate issuers. Real estate funds invest globally, primarily in real estate companies, loan portfolios, debt recapitalizations and property. Substantially all private equity, credit and real estate funds are closed-end funds in which the firm’s investments are generally not eligible for redemption. Distributions will be received from these funds as the underlying assets are liquidated or distributed, the timing of which is uncertain.
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

The firm's investments in funds at NAV includes investments in “covered funds” as defined in the Volcker Rule of the U.S. Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act). The firm achieved conformance with the covered fund provisions of the Volcker Rule in July 2023 in accordance with the extension received from the Board of Governors of the Federal Reserve System (FRB).
The table below presents the fair value of investments in funds at NAV and the related unfunded commitments.

$ in millions	Fair Value of Investments	Unfunded Commitments
As of September 2023
Private equity funds	$815	$493
Credit funds	1,814	282
Hedge funds	48	–
Real estate funds	360	66
Total	$3,037	$841

As of December 2022
Private equity funds	$815	$647
Credit funds	1,645	303
Hedge funds	68	–
Real estate funds	413	138
Total	$2,941	$1,088

41	Goldman Sachs September 2023 Form 10-Q

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
The table below presents information about available-for-sale securities by tenor.

$ in millions	Amortized Cost	Fair Value	Weighted Average Yield
As of September 2023
Less than 1 year	$25,004	$24,401	0.37%
1 year to 5 years	23,638	22,194	1.25%
5 years to 10 years	530	478	1.86%
Total U.S. government obligations	49,172	47,073	0.80%

Less than 1 year	10	9	0.01%
1 year to 5 years	1,562	1,296	0.10%
5 years to 10 years	1,083	882	0.84%
Total non-U.S. government obligations	2,655	2,187	0.40%
Total available-for-sale securities	$51,827	$49,260	0.78%
As of December 2022
Less than 1 year	$8,103	$7,861	0.37%
1 year to 5 years	41,479	38,706	0.74%
5 years to 10 years	538	488	1.86%
Total U.S. government obligations	50,120	47,055	0.69%

1 year to 5 years	10	10	0.27%
5 years to 10 years	2,616	2,169	0.40%
Total non-U.S. government obligations	2,626	2,179	0.40%
Total available-for-sale securities	$52,746	$49,234	0.68%
In the table above:
•The weighted average yield for available-for-sale securities is presented on a pre-tax basis and computed using the effective interest rate of each security at the end of the period, weighted based on the fair value of each security.
•The gross unrealized gains included in accumulated other comprehensive income/(loss) were not material and the gross unrealized losses included in accumulated other comprehensive income/(loss) were $2.57 billion as of September 2023 and primarily related to U.S. government obligations in a continuous unrealized loss position for more than a year. The gross unrealized gains included in accumulated other comprehensive income/(loss) were not material and the gross unrealized losses included in accumulated other comprehensive income/(loss) were $3.52 billion as of December 2022 and primarily related to U.S. government obligations in a continuous unrealized loss position for more than a year. Net unrealized gains/(losses) included in other comprehensive income/(loss) were $431 million ($317 million, net of tax) for the three months ended September 2023, $(836) million ($(615) million, net of tax) for the three months ended September 2022, $945 million ($720 million, net of tax) for the nine months ended September 2023 and $(3.23) billion ($(2.41) billion, net of tax) for the nine months ended September 2022.

•Substantially all available-for-sale securities were classified in level 1 of the fair value hierarchy as of both September 2023 and December 2022.
•If the fair value of available-for-sale securities is less than amortized cost, such securities are considered impaired. If the firm has the intent to sell the debt security, or if it is more likely than not that the firm will be required to sell the debt security before recovery of its amortized cost, the difference between the amortized cost (net of allowance, if any) and the fair value of the securities is recognized as an impairment loss in earnings. The firm did not record any such impairment losses during either the three or nine months ended September 2023 or September 2022. Impaired available-for-sale debt securities that the firm has the intent and ability to hold are reviewed to determine if an allowance for credit losses should be recorded. The firm considers various factors in such determination, including market conditions, changes in issuer credit ratings and severity of the unrealized losses. The firm did not record any provision for credit losses on such securities during either the three or nine months ended September 2023 or September 2022.
The table below presents gross realized gains and the proceeds from the sales of available-for-sale securities.

	Three Months Ended September		Nine Months Ended September
$ in millions	2023	2022	2023	2022
Gross realized gains	$2	$–	$8	$–
Proceeds from sales	$540	$–	$3,161	$2
In the table above, the specific identification method is used to determine realized gains on available-for-sale securities. Such amounts were reclassified from accumulated other comprehensive income/(loss) to other principal transactions in the consolidated statements of earnings.

Goldman Sachs September 2023 Form 10-Q	42

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Held-to-Maturity Securities
Held-to-maturity securities are accounted for at amortized cost.
The table below presents information about held-to-maturity securities by type and tenor.

$ in millions	Amortized Cost	Fair Value	Weighted Average Yield
As of September 2023
Less than 1 year	$16,020	$15,859	3.13%
1 year to 5 years	50,391	48,627	3.45%
5 years to 10 years	1,896	1,827	3.87%
Total government obligations	68,307	66,313	3.38%

1 year to 5 years	3	2	7.78%
Greater than 10 years	200	200	5.87%
Total securities backed by real estate	203	202	5.90%
Total held-to-maturity securities	$68,510	$66,515	3.39%
As of December 2022
Less than 1 year	$5,319	$5,282	2.98%
1 year to 5 years	45,154	43,852	3.00%
5 years to 10 years	1,026	966	2.89%
Total government obligations	51,499	50,100	2.99%

5 years to 10 years	2	2	5.63%
Greater than 10 years	161	158	3.18%
Total securities backed by real estate	163	160	3.24%
Total held-to-maturity securities	$51,662	$50,260	2.99%
In the table above:
•Substantially all of the government obligations consist of U.S. government obligations.
•Substantially all of the securities backed by real estate consist of securities backed by residential real estate.
•As these securities are not accounted for at fair value, they are not included in the firm’s fair value hierarchy in Notes 4 and 5. Had these securities been included in the firm’s fair value hierarchy, government obligations would have been classified in level 1 and securities backed by real estate would have been primarily classified in level 2 of the fair value hierarchy as of both September 2023 and December 2022.
•The weighted average yield for held-to-maturity securities is presented on a pre-tax basis and computed using the effective interest rate of each security at the end of the period, weighted based on the amortized cost of each security.
•The gross unrealized gains were not material as of both September 2023 and December 2022. The gross unrealized losses were $2.00 billion as of September 2023 and $1.44 billion as of December 2022.
•Held-to-maturity securities are reviewed to determine if an allowance for credit losses should be recorded in the consolidated statements of earnings. The firm considers various factors in such determination, including market conditions, changes in issuer credit ratings, historical credit losses and sovereign guarantees. Provision for credit losses on such securities was not material during either the three or nine months ended September 2023 or September 2022.
Note 9.
Loans
Loans includes (i) loans held for investment that are accounted for at amortized cost net of allowance for loan losses or at fair value under the fair value option and (ii) loans held for sale that are accounted for at the lower of cost or fair value. Interest on loans is recognized over the life of the loan and is recorded on an accrual basis.
The table below presents information about loans.

$ in millions	Amortized Cost	Fair Value	Held For Sale	Total
As of September 2023
Loan Type
Corporate	$34,191	$871	$1,753	$36,815
Commercial real estate	24,382	551	739	25,672
Residential real estate	19,924	4,028	1	23,953
Securities-based	15,053	–	–	15,053
Other collateralized	54,175	850	621	55,646
Consumer:
Installment	272	–	6,103	6,375
Credit cards	17,885	–	–	17,885
Other	1,332	148	273	1,753
Total loans, gross	167,214	6,448	9,490	183,152
Allowance for loan losses	(4,895)	–	–	(4,895)
Total loans	$162,319	$6,448	$9,490	$178,257

As of December 2022
Loan Type
Corporate	$36,822	$996	$2,317	$40,135
Commercial real estate	26,222	1,146	1,511	28,879
Residential real estate	18,523	4,511	1	23,035
Securities-based	16,671	–	–	16,671
Other collateralized	50,473	716	513	51,702
Consumer:
Installment	6,326	–	–	6,326
Credit cards	15,820	–	–	15,820
Other	1,723	286	252	2,261
Total loans, gross	172,580	7,655	4,594	184,829
Allowance for loan losses	(5,543)	–	–	(5,543)
Total loans	$167,037	$7,655	$4,594	$179,286
In the table above:
•Loans held for investment that are accounted for at amortized cost include net deferred fees and costs, and unamortized premiums and discounts, which are amortized over the life of the loan. These amounts were less than 1% of loans accounted for at amortized cost as of both September 2023 and December 2022.
•During the first half of 2023, the firm completed the sale of substantially all of the Marcus installment loans portfolio.
•During the third quarter of 2023, in connection with the planned sale of GreenSky, the firm transferred the entire GreenSky installment loans portfolio of approximately $6.0 billion to held for sale. See Note 18 for information about related commitments that were classified as held for sale. As a result, the firm recognized net revenues of $(123) million, which were more than offset by a related reduction in reserves of $637 million in provision for credit losses.

43	Goldman Sachs September 2023 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
•Substantially all loans had floating interest rates as of both September 2023 and December 2022.
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

Goldman Sachs September 2023 Form 10-Q	44

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
The table below presents gross loans by an internally determined public rating agency equivalent or other credit metrics and the concentration of secured and unsecured loans.

$ in millions	Investment-Grade	Non-Investment- Grade	Other Metrics/Unrated	Total
As of September 2023
Accounting Method
Amortized cost	$88,225	$54,179	$24,810	$167,214
Fair value	1,850	2,441	2,157	6,448
Held for sale	635	2,624	6,231	9,490
Total	$90,710	$59,244	$33,198	$183,152
Loan Type
Corporate	$8,296	$28,397	$122	$36,815
Real estate:
Commercial	12,183	13,480	9	25,672
Residential	13,271	5,075	5,607	23,953
Securities-based	11,397	635	3,021	15,053
Other collateralized	44,634	10,932	80	55,646
Consumer:
Installment	–	–	6,375	6,375
Credit cards	–	–	17,885	17,885
Other	929	725	99	1,753
Total	$90,710	$59,244	$33,198	$183,152

Secured	92%	90%	26%	79%
Unsecured	8%	10%	74%	21%
Total	100%	100%	100%	100%
As of December 2022
Accounting Method
Amortized cost	$88,497	$55,122	$28,961	$172,580
Fair value	2,116	2,968	2,571	7,655
Held for sale	557	3,991	46	4,594
Total	$91,170	$62,081	$31,578	$184,829
Loan Type
Corporate	$10,200	$29,935	$–	$40,135
Real estate:
Commercial	11,922	16,822	135	28,879
Residential	11,994	5,670	5,371	23,035
Securities-based	12,901	764	3,006	16,671
Other collateralized	43,093	8,291	318	51,702
Consumer:
Installment	–	–	6,326	6,326
Credit cards	–	–	15,820	15,820
Other	1,060	599	602	2,261
Total	$91,170	$62,081	$31,578	$184,829

Secured	89%	90%	27%	79%
Unsecured	11%	10%	73%	21%
Total	100%	100%	100%	100%

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
The firm also assigns a regulatory risk rating to its loans based on the definitions provided by the U.S. federal bank regulatory agencies. Total loans included 91% of loans as of September 2023 and 93% of loans as of December 2022 that were rated pass/non-criticized.

45	Goldman Sachs September 2023 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Vintage. The tables below present gross loans accounted for at amortized cost (excluding installment and credit card loans) by an internally determined public rating agency equivalent or other credit metrics and origination year for term loans.

	As of September 2023
$ in millions	Investment- Grade	Non-Investment- Grade	Other Metrics/ Unrated	Total
2023	$569	$1,080	$–	$1,649
2022	1,577	3,265	–	4,842
2021	1,191	4,531	–	5,722
2020	338	2,439	–	2,777
2019	161	2,328	–	2,489
2018 or earlier	445	2,788	–	3,233
Revolving	3,656	9,823	–	13,479
Corporate	7,937	26,254	–	34,191
2023	458	698	–	1,156
2022	1,254	3,131	–	4,385
2021	1,292	2,867	–	4,159
2020	356	1,262	–	1,618
2019	370	910	–	1,280
2018 or earlier	924	775	–	1,699
Revolving	7,296	2,789	–	10,085
Commercial real estate	11,950	12,432	–	24,382
2023	740	422	598	1,760
2022	841	757	1,254	2,852
2021	834	916	1,305	3,055
2020	4	22	83	109
2019	7	–	91	98
2018 or earlier	–	59	220	279
Revolving	9,894	1,877	–	11,771
Residential real estate	12,320	4,053	3,551	19,924
2023	8	–	–	8
2022	5	–	–	5
2019	6	–	–	6
2018 or earlier	–	291	–	291
Revolving	11,378	344	3,021	14,743
Securities-based	11,397	635	3,021	15,053
2023	4,723	1,629	–	6,352
2022	2,109	423	10	2,542
2021	2,678	1,400	22	4,100
2020	1,367	621	32	2,020
2019	635	74	10	719
2018 or earlier	485	251	–	736
Revolving	31,740	5,966	–	37,706
Other collateralized	43,737	10,364	74	54,175
2023	55	15	–	70
2022	56	12	–	68
2021	17	70	–	87
2020	–	234	–	234
2019	–	4		4
2018 or earlier	–	–	7	7
Revolving	756	106	–	862
Other	884	441	7	1,332
Total	$88,225	$54,179	$6,653	$149,057
Percentage of total	59%	36%	5%	100%

	As of December 2022
$ in millions	Investment- Grade	Non-Investment- Grade	Other Metrics/ Unrated	Total
2022	$2,607	$4,042	$2	$6,651
2021	1,669	4,273	–	5,942
2020	684	2,595	–	3,279
2019	209	2,779	–	2,988
2018	759	1,911	–	2,670
2017 or earlier	508	2,329	–	2,837
Revolving	3,709	8,746	–	12,455
Corporate	10,145	26,675	2	36,822
2022	805	3,900	2	4,707
2021	771	3,460	–	4,231
2020	407	1,740	–	2,147
2019	480	1,267	–	1,747
2018	212	469	–	681
2017 or earlier	1,238	797	11	2,046
Revolving	7,660	3,003	–	10,663
Commercial real estate	11,573	14,636	13	26,222
2022	1,493	833	1,307	3,633
2021	1,263	888	1,357	3,508
2020	8	6	89	103
2019	7	–	99	106
2018	10	50	138	198
2017 or earlier	31	10	142	183
Revolving	8,065	2,727	–	10,792
Residential real estate	10,877	4,514	3,132	18,523
2022	5	–	–	5
2018	1	–	–	1
2017 or earlier	–	291	–	291
Revolving	12,895	473	3,006	16,374
Securities-based	12,901	764	3,006	16,671
2022	4,556	751	113	5,420
2021	3,339	1,098	146	4,583
2020	1,871	701	36	2,608
2019	523	79	12	614
2018	545	108	6	659
2017 or earlier	487	108	–	595
Revolving	30,669	5,323	2	35,994
Other collateralized	41,990	8,168	315	50,473
2022	44	105	–	149
2021	17	162	–	179
2020	–	29	262	291
2019	–	10	–	10
2017 or earlier	–	–	5	5
Revolving	950	59	80	1,089
Other	1,011	365	347	1,723
Total	$88,497	$55,122	$6,815	$150,434
Percentage of total	59%	37%	4%	100%
In the tables above, revolving loans which converted to term loans were $1.23 billion as of September 2023 and $725 million as of December 2022, and primarily included other collateralized loans.

Goldman Sachs September 2023 Form 10-Q	46

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
The table below presents gross installment loans accounted for at amortized cost by refreshed FICO credit scores and origination year and gross credit card loans by refreshed FICO credit scores.

$ in millions	Greater than or equal to 660	Less than 660	Total
As of September 2023
2023	$82	$10	$92
2022	140	25	165
2021 or earlier	12	3	15
Installment	234	38	272
Credit cards	11,680	6,205	17,885
Total	$11,914	$6,243	$18,157

Percentage of total:
Installment	86%	14%	100%
Credit cards	65%	35%	100%
Total	66%	34%	100%

As of December 2022
2022	$4,349	$242	$4,591
2021	1,080	109	1,189
2020	251	23	274
2019	160	23	183
2018	70	13	83
2017 or earlier	5	1	6
Installment	5,915	411	6,326
Credit cards	10,762	5,058	15,820
Total	$16,677	$5,469	$22,146

Percentage of total:
Installment	94%	6%	100%
Credit cards	68%	32%	100%
Total	75%	25%	100%
In the table above, credit card loans consist of revolving lines of credit.
Credit Concentrations. The table below presents the concentration of gross loans by region.

$ in millions	Carrying Value	Americas	EMEA	Asia	Total
As of September 2023
Corporate	$36,815	62%	30%	8%	100%
Commercial real estate	25,672	83%	14%	3%	100%
Residential real estate	23,953	96%	3%	1%	100%
Securities-based	15,053	80%	19%	1%	100%
Other collateralized	55,646	84%	14%	2%	100%
Consumer:
Installment	6,375	100%	–	–	100%
Credit cards	17,885	100%	–	–	100%
Other	1,753	91%	9%	–	100%
Total	$183,152	83%	14%	3%	100%
As of December 2022
Corporate	$40,135	57%	34%	9%	100%
Commercial real estate	28,879	79%	16%	5%	100%
Residential real estate	23,035	96%	3%	1%	100%
Securities-based	16,671	83%	15%	2%	100%
Other collateralized	51,702	86%	12%	2%	100%
Consumer:
Installment	6,326	100%	–	–	100%
Credit cards	15,820	100%	–	–	100%
Other	2,261	89%	11%	–	100%
Total	$184,829	81%	15%	4%	100%
In the table above:
•EMEA represents Europe, Middle East and Africa.
•The top five industry concentrations for corporate loans as of September 2023 were 26% for technology, media & telecommunications, 17% for diversified industrials, 12% for real estate, 10% for consumer & retail and 10% for healthcare.
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
The table below presents information about past due loans.

$ in millions	30-89 days	90 days or more	Total
As of September 2023
Corporate	$–	$80	$80
Commercial real estate	295	543	838
Residential real estate	1	5	6
Securities-based	1	–	1
Other collateralized	33	63	96
Consumer:
Installment	8	6	14
Credit cards	423	424	847
Other	7	11	18
Total	$768	$1,132	$1,900
Total divided by gross loans at amortized cost			1.1%

As of December 2022
Corporate	$–	$92	$92
Commercial real estate	47	362	409
Residential real estate	4	6	10
Securities-based	1	–	1
Other collateralized	10	5	15
Consumer:
Installment	46	17	63
Credit cards	291	265	556
Other	17	5	22
Total	$416	$752	$1,168
Total divided by gross loans at amortized cost			0.7%

47	Goldman Sachs September 2023 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
The table below presents information about nonaccrual loans.

	As of
	September	December
$ in millions	2023	2022
Corporate	$1,614	$1,432
Commercial real estate	1,913	1,079
Residential real estate	19	93
Other collateralized	814	65
Other	20	–
Installment	4	41
Total	$4,384	$2,710
Total divided by gross loans at amortized cost	2.6%	1.6%
In the table above:
•Nonaccrual loans included $993 million as of September 2023 and $483 million as of December 2022 of loans that were 30 days or more past due.
•Loans that were 90 days or more past due and still accruing were not material as of both September 2023 and December 2022.
•Allowance for loan losses as a percentage of total nonaccrual loans was 111.7% as of September 2023 and 204.5% as of December 2022.
In certain circumstances, the firm may modify the original terms of a loan agreement by granting a concession to a borrower experiencing financial difficulty, typically in the form of a modification of loan covenants, but may also include forbearance of interest or principal, payment extensions or interest rate reductions. These modifications, to the extent significant, were considered TDRs as of December 2022. In January 2023, the firm adopted ASU No. 2022-02, which eliminated the recognition and measurement guidance for TDRs and requires enhanced disclosures for certain loan modifications. As of December 2022, loans modified in a TDR were $231 million and commitments related to such loans were not material. Substantially all of such loans modified in a TDR were related to corporate and commercial real estate loans. During both the three and nine months ended September 2023, the firm provided loan modifications (in the form of term extensions) to borrowers experiencing financial difficulty. As of September 2023, the carrying value of loans modified during the three months ended September 2023 was $172 million and the carrying value of loans modified during the nine months ended September 2023 was $755 million. Lending commitments related to such loans were not material and such loan modifications were primarily related to corporate and commercial real estate loans. The impact of these modifications was not material for either the three or nine months ended September 2023. During the nine months ended September 2023, the firm charged-off approximately $100 million of loans that had defaulted after being modified. Substantially all of the remaining modified loans were performing in accordance with the modified contractual terms as of September 2023.
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

Goldman Sachs September 2023 Form 10-Q	48

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
The table below presents gross loans and lending commitments accounted for at amortized cost by portfolio.

	As of
	September 2023		December 2022
$ in millions	Loans	Lending Commitments	Loans	Lending Commitments
Wholesale
Corporate	$34,191	$142,270	$36,822	$137,149
Commercial real estate	24,382	3,286	26,222	3,692
Residential real estate	19,924	1,889	18,523	3,089
Securities-based	15,053	815	16,671	508
Other collateralized	54,175	15,411	50,473	13,209
Other	1,332	883	1,723	944
Consumer
Installment	272	1	6,326	1,882
Credit cards	17,885	68,394	15,820	62,216
Total	$167,214	$232,949	$172,580	$222,689
In the table above, wholesale loans included $4.38 billion as of September 2023 and $2.67 billion as of December 2022 of nonaccrual loans for which the allowance for credit losses was measured on an asset-specific basis. The allowance for credit losses on these loans was $708 million as of September 2023 and $535 million as of December 2022. These loans included $922 million as of September 2023 and $384 million as of December 2022 of loans which did not require a reserve as the loan was deemed to be recoverable.
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
Installment loans are charged off when they are 120 days past due. Credit card loans are charged off when they are 180 days past due.

49	Goldman Sachs September 2023 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Allowance for Credit Losses Rollforward
The table below presents information about the allowance for credit losses.

$ in millions	Wholesale	Consumer	Total
Three Months Ended September 2023
Allowance for loan losses
Beginning balance	$2,497	$2,735	$5,232
Charge-offs	(166)	(302)	(468)
Recoveries	9	26	35
Net (charge-offs)/recoveries	(157)	(276)	(433)
Provision	149	(37)	112
Other	(16)	–	(16)
Ending balance	$2,473	$2,422	$4,895

Allowance ratio	1.7%	13.3%	2.9%
Net charge-off ratio	0.4%	5.1%	1.0%
Allowance for losses on lending commitments
Beginning balance	$729	$48	$777
Provision	(57)	(48)	(105)
Other	(2)	–	(2)
Ending balance	$670	$–	$670

Three Months Ended September 2022
Allowance for loan losses
Beginning balance	$2,458	$2,104	$4,562
Charge-offs	(65)	(150)	(215)
Recoveries	22	21	43
Net (charge-offs)/recoveries	(43)	(129)	(172)
Provision	78	403	481
Other	(25)	–	(25)
Ending balance	$2,468	$2,378	$4,846

Allowance ratio	1.7%	12.6%	2.9%
Net charge-off ratio	0.1%	2.9%	0.4%
Allowance for losses on lending commitments
Beginning balance	$702	$3	$705
Provision	(10)	44	34
Ending balance	$692	$47	$739

Nine Months Ended September 2023
Allowance for loan losses
Beginning balance	$2,562	$2,981	$5,543
Charge-offs	(350)	(893)	(1,243)
Recoveries	32	76	108
Net (charge-offs)/recoveries	(318)	(817)	(1,135)
Provision	293	258	551
Other	(64)	–	(64)
Ending balance	$2,473	$2,422	$4,895

Allowance ratio	1.7%	13.3%	2.9%
Net charge-off ratio	0.3%	5.1%	0.9%
Allowance for losses on lending commitments
Beginning balance	$711	$63	$774
Provision	(37)	(63)	(100)
Other	(4)	–	(4)
Ending balance	$670	$–	$670

Nine Months Ended September 2022
Allowance for loan losses
Beginning balance	$2,135	$1,438	$3,573
Charge-offs	(237)	(348)	(585)
Recoveries	48	62	110
Net (charge-offs)/recoveries	(189)	(286)	(475)
Provision	551	1,226	1,777
Other	(29)	–	(29)
Ending balance	$2,468	$2,378	$4,846

Allowance ratio	1.7%	12.6%	2.9%
Net charge-off ratio	0.2%	2.5%	0.4%
Allowance for losses on lending commitments
Beginning balance	$589	$187	$776
Provision	106	(140)	(34)
Other	(3)	–	(3)
Ending balance	$692	$47	$739
In the table above:
•The allowance ratio is calculated by dividing the allowance for loan losses by gross loans accounted for at amortized cost.
•The net charge-off ratio is calculated by dividing annualized net (charge-offs)/recoveries by average gross loans accounted for at amortized cost.
Forecast Model Inputs as of September 2023
When modeling expected credit losses, the firm employs a weighted, multi-scenario forecast, which includes baseline, adverse and favorable economic scenarios. As of September 2023, this multi-scenario forecast was weighted towards the baseline and adverse economic scenarios.
The table below presents the forecasted U.S. unemployment and U.S. GDP growth rates used in the baseline economic scenario of the forecast model.

As of September 2023
U.S. unemployment rate
Forecast for the quarter ended:
December 2023	3.9%
June 2024	4.3%
December 2024	4.3%

Growth in U.S. GDP
Forecast for the year:
2023	2.1%
2024	1.2%
2025	1.7%
The adverse economic scenario of the forecast model reflects a global recession in the fourth quarter of 2023 through the third quarter of 2024, resulting in an economic contraction and rising unemployment rates. In this scenario, the U.S. unemployment rate peaks at approximately 7.4% during the fourth quarter of 2024 and the maximum decline in the quarterly U.S. GDP relative to the third quarter of 2023 is approximately 2.7%, which occurs during the third quarter of 2024.
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

Goldman Sachs September 2023 Form 10-Q	50

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Allowance for Credit Losses Commentary
Three Months Ended September 2023. The allowance for credit losses decreased by $444 million during the three months ended September 2023, reflecting a net release related to the GreenSky loan portfolio (including a reserve reduction of $637 million related to the transfer of the portfolio to held for sale) and lower modeled expected credit losses relating to the wholesale portfolio due to increased stability in the macroeconomic environment, partially offset by asset specific provisions in the wholesale portfolio and seasoning of the credit card portfolio.
Charge-offs for the three months ended September 2023 for wholesale loans (principally related to term loans originated in 2021) were primarily related to commercial real estate loans and charge-offs for consumer loans were primarily related to credit cards.
Nine Months Ended September 2023. The allowance for credit losses decreased by $752 million during the nine months ended September 2023, reflecting a net release related to the GreenSky loan portfolio (including a reserve reduction of $637 million related to the transfer of the GreenSky loan portfolio to held for sale), a reserve reduction of approximately $440 million associated with the sale of Marcus loans and lower balances in corporate loans, partially offset by seasoning of the credit card portfolio.
Charge-offs for the nine months ended September 2023 for wholesale loans (principally related to term loans originated in 2021 and 2019) were primarily related to corporate loans and charge-offs for consumer loans were primarily related to credit cards.
Three Months Ended September 2022. The allowance for credit losses increased by $318 million during the three months ended September 2022, reflecting growth in the firm's consumer lending portfolio (principally in credit cards) and higher modeled expected losses due to broad macroeconomic concerns.
Charge-offs for the three months ended September 2022 for wholesale loans were primarily related to corporate loans and charge-offs for consumer loans were primarily related to credit cards.
Nine Months Ended September 2022. The allowance for credit losses increased by $1.24 billion during the nine months ended September 2022, reflecting growth in the firm's consumer lending portfolio (principally in credit cards) and higher modeled expected losses due to broad macroeconomic and geopolitical concerns.
Charge-offs for the nine months ended September 2022 for wholesale loans were primarily related to corporate loans and charge-offs for consumer loans were primarily related to credit cards.
Estimated Fair Value
The table below presents the estimated fair value of loans that are not accounted for at fair value and in what level of the fair value hierarchy they would have been classified if they had been included in the firm’s fair value hierarchy.

	Carrying Value	Estimated Fair Value
$ in millions		Level 2	Level 3	Total
As of September 2023
Amortized cost	$162,319	$88,954	$74,463	$163,417
Held for sale	$9,490	$7,815	$1,685	$9,500
As of December 2022
Amortized cost	$167,037	$85,921	$83,121	$169,042
Held for sale	$4,594	$2,592	$2,014	$4,606
In the table above, level 2 loans held for sale included the GreenSky installment loans portfolio of approximately $6.0 billion and the estimated fair value of such loans was determined based on the bids received during the sales process. See Note 4 for an overview of the firm’s fair value measurement policies, valuation techniques and significant inputs used to determine the fair value of other loans, and Note 5 for information about loans within the fair value hierarchy.
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

51	Goldman Sachs September 2023 Form 10-Q

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

	Three Months Ended September		Nine Months Ended September
$ in millions	2023	2022	2023	2022
Unsecured short-term borrowings	$(111)	$1,114	$(2,934)	$5,379
Unsecured long-term borrowings	1,551	2,445	(890)	8,316
Other	(38)	434	(177)	1,255
Total	$1,402	$3,993	$(4,001)	$14,950
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
Long-Term Debt Instruments
The aggregate contractual principal amount of long-term other secured financings, for which the fair value option was elected, exceeded the related fair value by $256 million as of September 2023. The related amount was not material as of December 2022.
The aggregate contractual principal amount of unsecured long-term borrowings, for which the fair value option was elected, exceeded the related fair value by $5.91 billion as of September 2023 and $5.03 billion as of December 2022.
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

	Three Months Ended September		Nine Months Ended September
$ in millions	2023	2022	2023	2022
Pre-tax DVA	$443	$907	$(370)	$3,488
After-tax DVA	$328	$673	$(283)	$2,601
In the table above:
•After-tax DVA is included in debt valuation adjustment in the consolidated statements of comprehensive income.
•The gains/(losses) reclassified to market making in the consolidated statements of earnings from accumulated other comprehensive income/(loss) upon extinguishment of such financial liabilities were not material for each of the three and nine months ended September 2023 and September 2022.

Goldman Sachs September 2023 Form 10-Q	52

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Loans and Lending Commitments
The table below presents the difference between the aggregate fair value and the aggregate contractual principal amount for loans (included in trading assets and loans in the consolidated balance sheets) for which the fair value option was elected.

	As of
	September	December
$ in millions	2023	2022
Performing loans
Aggregate contractual principal in excess of fair value	$2,434	$2,645

Loans on nonaccrual status and/or more than 90 days past due
Aggregate contractual principal in excess of fair value	$2,556	$3,331
Aggregate fair value	$1,955	$2,633
In the table above, the aggregate contractual principal amount of loans on nonaccrual status and/or more than 90 days past due (which excludes loans carried at zero fair value and considered uncollectible) exceeds the related fair value primarily because the firm regularly purchases loans, such as distressed loans, at values significantly below the contractual principal amounts.
The fair value of unfunded lending commitments for which the fair value option was elected was a liability of $10 million as of September 2023 and $22 million as of December 2022, and the related total contractual amount of these lending commitments was $176 million as of September 2023 and $307 million as of December 2022. See Note 18 for further information about lending commitments.
Impact of Credit Spreads on Loans and Lending Commitments
The estimated net gain/(loss) attributable to changes in instrument-specific credit spreads on loans and lending commitments for which the fair value option was elected was $(118) million for the three months ended September 2023, $(75) million for the three months ended September 2022, $(170) million for the nine months ended September 2023 and $(182) million for the nine months ended September 2022. The firm generally calculates the fair value of loans and lending commitments for which the fair value option is elected by discounting future cash flows at a rate which incorporates the instrument-specific credit spreads. For floating-rate loans and lending commitments, substantially all changes in fair value are attributable to changes in instrument-specific credit spreads, whereas for fixed-rate loans and lending commitments, changes in fair value are also attributable to changes in interest rates.

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

53	Goldman Sachs September 2023 Form 10-Q

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
Substantially all of the securities borrowed and loaned within Equities financing are recorded based on the amount of cash collateral advanced or received plus accrued interest. The firm also reviews such securities borrowed to determine if an allowance for credit losses should be recorded by taking into consideration the fair value of collateral received. As these agreements generally can be terminated on demand, they exhibit little, if any, sensitivity to changes in interest rates. Therefore, the carrying value of such agreements approximates fair value. As these agreements are not accounted for at fair value, they are not included in the firm’s fair value hierarchy in Notes 4 and 5. Had these agreements been included in the firm’s fair value hierarchy, they would have been classified in level 2 as of both September 2023 and December 2022.

Offsetting Arrangements
The table below presents resale and repurchase agreements and securities borrowed and loaned transactions included in the consolidated balance sheets, as well as the amounts not offset in the consolidated balance sheets.

	Assets		Liabilities
$ in millions	Resale agreements	Securities borrowed	Repurchase agreements	Securities loaned
As of September 2023
Included in the consolidated balance sheets
Gross carrying value	$266,438	$197,625	$301,422	$55,626
Counterparty netting	(75,743)	(700)	(75,743)	(700)
Total	190,695	196,925	225,679	54,926

Amounts not offset
Counterparty netting	(33,556)	(6,493)	(33,556)	(6,493)
Collateral	(149,881)	(183,674)	(189,154)	(46,941)
Total	$7,258	$6,758	$2,969	$1,492
As of December 2022
Included in the consolidated balance sheets
Gross carrying value	$334,042	$199,623	$219,274	$41,309
Counterparty netting	(108,925)	(10,582)	(108,925)	(10,582)
Total	225,117	189,041	110,349	30,727

Amounts not offset
Counterparty netting	(15,350)	(4,576)	(15,350)	(4,576)
Collateral	(204,843)	(171,997)	(92,997)	(25,578)
Total	$4,924	$12,468	$2,002	$573
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
•Resale agreements included in the consolidated balance sheets of $190.45 billion as of September 2023 and $225.12 billion as of December 2022 and all repurchase agreements included in the consolidated balance sheets are carried at fair value under the fair value option. See Note 4 for further information about the valuation techniques and significant inputs used to determine fair value.
•Securities borrowed included in the consolidated balance sheets of $36.79 billion as of September 2023 and $38.58 billion as of December 2022, and securities loaned included in the consolidated balance sheets of $8.18 billion as of September 2023 and $4.37 billion as of December 2022 were at fair value under the fair value option. See Note 5 for further information about securities borrowed and securities loaned accounted for at fair value.

Goldman Sachs September 2023 Form 10-Q	54

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Gross Carrying Value of Repurchase Agreements and Securities Loaned
The table below presents the gross carrying value of repurchase agreements and securities loaned by class of collateral pledged.

$ in millions	Repurchase agreements	Securities loaned
As of September 2023
Money market instruments	$390	$–
U.S. government and agency obligations	193,133	293
Non-U.S. government and agency obligations	81,023	2,691
Securities backed by commercial real estate	93	–
Securities backed by residential real estate	573	–
Corporate debt securities	14,746	338
State and municipal obligations	4	–
Other debt obligations	237	–
Equity securities	11,223	52,304
Total	$301,422	$55,626
As of December 2022
Money market instruments	$10	$–
U.S. government and agency obligations	112,825	55
Non-U.S. government and agency obligations	87,828	594
Securities backed by commercial real estate	172	–
Securities backed by residential real estate	466	–
Corporate debt securities	11,398	295
State and municipal obligations	143	–
Other debt obligations	108	–
Equity securities	6,324	40,365
Total	$219,274	$41,309
The table below presents the gross carrying value of repurchase agreements and securities loaned by maturity.

	As of September 2023
$ in millions	Repurchase agreements	Securities loaned
No stated maturity and overnight	$114,306	$36,693
2 - 30 days	98,557	744
31 - 90 days	32,296	119
91 days - 1 year	42,783	8,603
Greater than 1 year	13,480	9,467
Total	$301,422	$55,626
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
Other secured financings included nonrecourse arrangements. Nonrecourse other secured financings were $7.19 billion as of September 2023 and $7.94 billion as of December 2022.
The firm has elected to apply the fair value option to substantially all other secured financings because the use of fair value eliminates non-economic volatility in earnings that would arise from using different measurement attributes. See Note 10 for further information about other secured financings that are accounted for at fair value.
Other secured financings that are not recorded at fair value are recorded based on the amount of cash received plus accrued interest, which generally approximates fair value. As these financings are not accounted for at fair value, they are not included in the firm’s fair value hierarchy in Notes 4 and 5. Had these financings been included in the firm’s fair value hierarchy, substantially all would have been classified in level 3 as of both September 2023 and December 2022.

55	Goldman Sachs September 2023 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
The table below presents information about other secured financings.

$ in millions	U.S. Dollar	Non-U.S. Dollar	Total
As of September 2023
Other secured financings (short-term):
At fair value	$5,701	$2,632	$8,333
At amortized cost	1	348	349
Other secured financings (long-term):
At fair value	2,692	3,089	5,781
At amortized cost	265	–	265
Total other secured financings	$8,659	$6,069	$14,728

Other secured financings collateralized by:
Financial instruments	$4,666	$5,059	$9,725
Other assets	$3,993	$1,010	$5,003
As of December 2022
Other secured financings (short-term):
At fair value	$3,478	$2,963	$6,441
At amortized cost	398	–	398
Other secured financings (long-term):
At fair value	3,793	2,522	6,315
At amortized cost	395	397	792
Total other secured financings	$8,064	$5,882	$13,946

Other secured financings collateralized by:
Financial instruments	$3,817	$4,895	$8,712
Other assets	$4,247	$987	$5,234
In the table above:
•Short-term other secured financings includes financings maturing within one year of the financial statement date and financings that are redeemable within one year of the financial statement date at the option of the holder.
•U.S. dollar-denominated short-term other secured financings at amortized cost had a weighted average interest rate of 4.64% as of September 2023 and 5.56% as of December 2022. These rates include the effect of hedging activities.
•Non-U.S. dollar-denominated short-term other secured financings at amortized cost had a weighted average interest rate of 0.47% as of September 2023. This rate includes the effect of hedging activities.
•U.S. dollar-denominated long-term other secured financings at amortized cost had a weighted average interest rate of 3.76% as of September 2023 and 3.54% as of December 2022. These rates include the effect of hedging activities.
•Non-U.S. dollar-denominated long-term other secured financings at amortized cost had a weighted average interest rate of 0.45% as of December 2022. This rate includes the effect of hedging activities.
•Total other secured financings included $2.32 billion as of September 2023 and $1.69 billion as of December 2022 related to transfers of financial assets accounted for as financings rather than sales. Such financings were collateralized by financial assets, primarily included in trading assets, of $2.29 billion as of September 2023 and $1.64 billion as of December 2022.
•Other secured financings collateralized by financial instruments included $7.77 billion as of September 2023 and $7.49 billion as of December 2022 of other secured financings collateralized by trading assets, investments and loans, and included $1.95 billion as of September 2023 and $1.22 billion as of December 2022 of other secured financings collateralized by financial instruments received as collateral and repledged.
The table below presents other secured financings by maturity.

As of
$ in millions	September 2023
Other secured financings (short-term)	$8,682
Other secured financings (long-term):
2024	973
2025	1,569
2026	582
2027	215
2028	1,094
2029 - thereafter	1,613
Total other secured financings (long-term)	6,046
Total other secured financings	$14,728
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

Goldman Sachs September 2023 Form 10-Q	56

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
The table below presents financial instruments at fair value received as collateral that were available to be delivered or repledged and were delivered or repledged.

	As of
	September	December
$ in millions	2023	2022
Collateral available to be delivered or repledged	$918,110	$971,699
Collateral that was delivered or repledged	$794,719	$797,919
The table below presents information about assets pledged.

	As of
	September	December
$ in millions	2023	2022
Pledged to counterparties that had the right to deliver or repledge
Trading assets	$97,406	$40,143
Investments	$8,463	$9,818

Pledged to counterparties that did not have the right to deliver or repledge
Trading assets	$126,626	$70,912
Investments	$19,090	$1,726
Loans	$8,099	$6,600
Other assets	$6,202	$7,525
The firm also segregates securities for regulatory and other purposes related to client activity. Such securities are segregated from trading assets and investments, as well as from securities received as collateral under resale agreements and securities borrowed transactions. Securities segregated by the firm were $43.51 billion as of September 2023 and $49.60 billion as of December 2022.
Note 12.
Other Assets
The table below presents other assets by type.

	As of
	September	December
$ in millions	2023	2022
Property, leasehold improvements and equipment	$13,138	$17,074
Goodwill	5,913	6,374
Identifiable intangible assets	1,341	2,009
Operating lease right-of-use assets	2,165	2,172
Income tax-related assets	7,360	7,012
Miscellaneous receivables and other	7,024	4,567
Total	$36,941	$39,208

Property, Leasehold Improvements and Equipment
Property, leasehold improvements and equipment is net of accumulated depreciation and amortization of $13.82 billion as of September 2023 and $12.19 billion as of December 2022. Property, leasehold improvements and equipment included $6.62 billion as of September 2023 and $7.17 billion as of December 2022 that the firm uses in connection with its operations, and $52 million as of September 2023 and $89 million as of December 2022 of foreclosed real estate primarily related to distressed loans that were purchased by the firm. The remainder is held by investment entities, including VIEs, consolidated by the firm. Substantially all property and equipment is depreciated on a straight-line basis over the useful life of the asset. Leasehold improvements are amortized on a straight-line basis over the shorter of the useful life of the improvement or the term of the lease. Capitalized costs of software developed or obtained for internal use are amortized on a straight-line basis over three years.
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
The firm had impairments of $358 million during the three months ended September 2023, and $1.20 billion during the nine months ended September 2023, related to commercial real estate included in consolidated investment entities within Asset & Wealth Management. In addition, the firm had impairments of $80 million during the three months ended September 2023, and $113 million during the nine months ended September 2023, related to capitalized software substantially all within Platform Solutions and Asset & Wealth Management. The firm had impairments of $106 million during the three months ended September 2022 and $130 million during the nine months ended September 2022, related to consolidated investment entities within Asset & Wealth Management.

57	Goldman Sachs September 2023 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Goodwill
Goodwill is the cost of acquired companies in excess of the fair value of net assets, including identifiable intangible assets, at the acquisition date.
The table below presents the carrying value of goodwill by reporting unit.

	As of
	September	December
$ in millions	2023	2022
Global Banking & Markets:
Investment banking	$267	$267
FICC	269	269
Equities	2,647	2,647
Asset & Wealth Management:
Asset management	1,376	1,385
Wealth management	1,340	1,310
Platform Solutions:
Consumer platforms	–	482
Transaction banking and other	14	14
Total	$5,913	$6,374
In the table above:
•The decrease in goodwill from December 2022 to September 2023 was attributable to the impairment of goodwill associated with Consumer platforms. During the first quarter of 2023, goodwill for Consumer platforms increased by $22 million as a result of an updated purchase price allocation related to the GreenSky acquisition. During the second quarter of 2023, in connection with the exploration of a potential sale of GreenSky, the firm performed a quantitative goodwill test and determined that the goodwill associated with Consumer platforms was impaired, and accordingly, recorded a $504 million impairment.
•During 2022, goodwill increased by $2.09 billion, substantially all in connection with the acquisitions of GreenSky and NN Investment Partners (NNIP).
•Wealth management included $35 million of goodwill as of September 2023 that was classified as held for sale in connection with the planned sale of PFM.
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
Based on the evaluation of relevant factors during the first nine months of 2023, other than the impairment noted above, the firm determined that it was more likely than not that the estimated fair value of each of the reporting units exceeded its respective carrying value as of September 2023.

Goldman Sachs September 2023 Form 10-Q	58

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Identifiable Intangible Assets
The table below presents identifiable intangible assets by type.

	As of
	September	December
$ in millions	2023	2022
Customer lists and merchant relationships
Gross carrying value	$3,208	$3,225
Accumulated amortization	(1,904)	(1,275)
Net carrying value	1,304	1,950

Acquired leases and other
Gross carrying value	480	486
Accumulated amortization	(443)	(427)
Net carrying value	37	59

Total gross carrying value	3,688	3,711
Total accumulated amortization	(2,347)	(1,702)
Total net carrying value	$1,341	$2,009
In the table above:
•The decrease in identifiable intangible assets from December 2022 to September 2023 was primarily attributable to the $506 million write-down related to GreenSky. These identifiable intangible assets, which are included within Platform Solutions, were classified as held for sale in connection with the planned sale of GreenSky and had a net carrying value of $110 million as of September 2023.
•As of September 2023, identifiable intangible assets of approximately $165 million (substantially all customer lists) were classified as held for sale in connection with the planned sale of PFM. These identifiable intangible assets are included within Asset & Wealth Management.
•During the nine months ended September 2023, the amount of identifiable intangible assets acquired by the firm was not material. The firm acquired approximately $1.79 billion of identifiable intangible assets (with a weighted average amortization period of 13 years) during 2022, substantially all in connection with the acquisitions of GreenSky and NNIP. Substantially all of these identifiable intangible assets consisted of customer lists and merchant relationships.
•Substantially all of the firm’s identifiable intangible assets have finite useful lives and are amortized over their estimated useful lives generally using the straight-line method.

The tables below present information about the amortization of identifiable intangible assets.

	Three Months Ended September		Nine Months Ended September
$ in millions	2023	2022	2023	2022
Amortization	$554	$54	$654	$124
In the table above, amortization for both the three and nine months ended September 2023 included the $506 million write-down related to GreenSky, which is included in depreciation and amortization.

As of
$ in millions	September 2023
Estimated future amortization
Remainder of 2023	$26
2024	$99
2025	$91
2026	$84
2027	$84
2028	$83
The firm tests identifiable intangible assets for impairment when events or changes in circumstances suggest that an asset’s or asset group’s carrying value may not be fully recoverable. To the extent the carrying value of an asset or asset group exceeds the projected undiscounted cash flows expected to result from the use and eventual disposal of the asset or asset group, the firm determines the asset or asset group is impaired and records an impairment equal to the difference between the estimated fair value and the carrying value of the asset or asset group. In addition, the firm will recognize an impairment prior to the sale of an asset or asset group if the carrying value of the asset or asset group exceeds its estimated fair value. There were no material impairments during each of the three and nine months ended September 2023 or September 2022.

59	Goldman Sachs September 2023 Form 10-Q

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
An operating lease right-of-use asset is initially determined based on the operating lease liability, adjusted for initial direct costs, lease incentives and amounts paid at or prior to lease commencement. This amount is then amortized over the lease term. Right-of-use assets and operating lease liabilities recognized (in non-cash transactions for leases entered into or assumed) by the firm were $225 million for the three months ended September 2023, $52 million for the three months ended September 2022, $306 million for the nine months ended September 2023 and $168 million for the nine months ended September 2022. See Note 15 for information about operating lease liabilities.
For leases where the firm will derive no economic benefit from leased space that it has vacated or where the firm has shortened the term of a lease when space is no longer needed, the firm will record an impairment or accelerated amortization of right-of-use assets. There were no material impairments or accelerated amortizations during each of the three and nine months ended September 2023 or September 2022.
Miscellaneous Receivables and Other
Miscellaneous receivables and other included:
•Investments in qualified affordable housing projects of $1.42 billion as of September 2023 and $793 million as of December 2022. The firm accounts for these investments using the proportional amortization method such that the investment is amortized in proportion to the income tax credits received on such investments. The amortization of investments and the related income tax credit are recorded as a component of the provision for taxes. During the nine months ended September 2023, the firm recognized amortization of $210 million and related income tax credits of $257 million, and during the nine months ended September 2022, the firm recognized amortization of $88 million and related income tax credits of $117 million. The amortization and the related tax credits were not material for either the three months ended September 2023 or September 2022.
•Assets classified as held for sale were $1.68 billion as of September 2023 and $285 million as of December 2022. See below for further information.
Assets Held for Sale. During the third quarter of 2023, in connection with the planned sale of GreenSky, the firm classified GreenSky (within Platform Solutions) as held for sale. After a reserve release of $637 million in provision for credit losses and a markdown of $123 million to reflect the loan portfolio at the lower of its carrying value or fair value less cost to sell, the firm wrote down $506 million of net assets of GreenSky (included in depreciation and amortization). As of September 2023, the assets of GreenSky were approximately $6.3 billion and consisted of loans of approximately $6.0 billion (included in loans), segregated cash of approximately $130 million (included in cash and cash equivalents), identifiable intangible assets of approximately $110 million (included in identifiable intangible assets within other assets) and other assets of approximately $190 million (included in miscellaneous receivables and other within other assets). See Note 9 for further information about loans classified as held for sale, above for further information about identifiable intangible assets, and Note 15 for information about liabilities classified as held for sale.
In addition, during the third quarter of 2023, in connection with the planned sale of PFM, the firm classified PFM (within Asset & Wealth Management) as held for sale. As of September 2023, assets related to this business were approximately $200 million. These assets included identifiable intangible assets of $165 million (included in identifiable intangible assets within other assets) and goodwill of $35 million (included in goodwill within other assets). See above for further information about goodwill and identifiable intangible assets.
Assets held for sale also included $1.49 billion as of September 2023 and $285 million as of December 2022 of assets related to certain of the firm’s consolidated investments within Asset & Wealth Management. Substantially all of these assets consisted of property and equipment and were included in miscellaneous receivables and other within other assets.

Goldman Sachs September 2023 Form 10-Q	60

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Note 13.
Deposits
The table below presents the types and sources of deposits.

$ in millions	Savings and Demand	Time	Total
As of September 2023
Consumer	$117,177	$33,392	$150,569
Private bank	85,109	6,319	91,428
Brokered certificates of deposit	–	33,852	33,852
Deposit sweep programs	32,227	–	32,227
Transaction banking	65,096	2,813	67,909
Other	1,931	25,046	26,977
Total	$301,540	$101,422	$402,962
As of December 2022
Consumer	$98,580	$21,330	$119,910
Private bank	94,133	11,716	105,849
Brokered certificates of deposit	–	32,624	32,624
Deposit sweep programs	44,819	–	44,819
Transaction banking	65,155	5,069	70,224
Other	808	12,431	13,239
Total	$303,495	$83,170	$386,665
In the table above:
•Substantially all deposits are interest-bearing.
•Savings and demand accounts consist of money market deposit accounts, negotiable order of withdrawal accounts and demand deposit accounts that have no stated maturity or expiration date.
•Time deposits included $28.56 billion as of September 2023 and $15.75 billion as of December 2022 of deposits accounted for at fair value under the fair value option. See Note 10 for further information about deposits accounted for at fair value.
•Time deposits had a weighted average maturity of approximately 0.7 years as of September 2023 and 0.9 years as of December 2022.
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
•Deposits insured by the FDIC were $208.03 billion as of September 2023 and $184.88 billion as of December 2022.

•Deposits insured by non-U.S. insurance programs were $24.27 billion as of September 2023 and $31.74 billion as of December 2022. The decline in insured deposits from December 2022 reflected a change in an insurance program that became effective in January 2023, which reduced the population of deposit accounts eligible for insurance coverage and lowered the applicable insurance limits.
The table below presents the location of deposits.

	As of
	September	December
$ in millions	2023	2022
U.S. offices	$313,085	$313,598
Non-U.S. offices	89,877	73,067
Total	$402,962	$386,665
In the table above, U.S. deposits were held at Goldman Sachs Bank USA (GS Bank USA) and substantially all non-U.S. deposits were held at Goldman Sachs International Bank (GSIB) and Goldman Sachs Bank Europe SE (GSBE).
The table below presents maturities of time deposits held in U.S. and non-U.S. offices.

	As of September 2023
$ in millions	U.S.	Non-U.S.	Total
Remainder of 2023	$15,112	$18,317	$33,429
2024	45,259	11,472	56,731
2025	4,266	472	4,738
2026	2,719	339	3,058
2027	1,236	187	1,423
2028	669	178	847
2029 - thereafter	945	251	1,196
Total	$70,206	$31,216	$101,422
As of September 2023, deposits in U.S. offices included $12.25 billion and deposits in non-U.S. offices included $30.53 billion of time deposits in denominations that met or exceeded the applicable insurance limits, or were otherwise not covered by insurance.
The firm’s savings and demand deposits are recorded based on the amount of cash received plus accrued interest, which approximates fair value. In addition, the firm designates certain derivatives as fair value hedges to convert a portion of its time deposits not accounted for at fair value from fixed-rate obligations into floating-rate obligations. The carrying value of time deposits not accounted for at fair value approximated fair value as of both September 2023 and December 2022. As these savings and demand deposits and time deposits are not accounted for at fair value, they are not included in the firm’s fair value hierarchy in Notes 4 and 5. Had these deposits been included in the firm’s fair value hierarchy, they would have been classified in level 2 as of both September 2023 and December 2022.

61	Goldman Sachs September 2023 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Note 14.
Unsecured Borrowings
The table below presents information about unsecured borrowings.

	As of
	September	December
$ in millions	2023	2022
Unsecured short-term borrowings	$70,009	$60,961
Unsecured long-term borrowings	224,024	247,138
Total	$294,033	$308,099
Unsecured Short-Term Borrowings
Unsecured short-term borrowings includes the portion of unsecured long-term borrowings maturing within one year of the financial statement date and unsecured long-term borrowings that are redeemable within one year of the financial statement date at the option of the holder.
The firm accounts for certain hybrid financial instruments at fair value under the fair value option. See Note 10 for further information about unsecured short-term borrowings that are accounted for at fair value. In addition, the firm designates certain derivatives as fair value hedges to convert a portion of its unsecured short-term borrowings not accounted for at fair value from fixed-rate obligations into floating-rate obligations. The carrying value of unsecured short-term borrowings that are not recorded at fair value generally approximates fair value due to the short-term nature of the obligations. As these unsecured short-term borrowings are not accounted for at fair value, they are not included in the firm’s fair value hierarchy in Notes 4 and 5. Had these borrowings been included in the firm’s fair value hierarchy, substantially all would have been classified in level 2 as of both September 2023 and December 2022.
The table below presents information about unsecured short-term borrowings.

	As of
	September	December
$ in millions	2023	2022
Current portion of unsecured long-term borrowings	$47,376	$38,635
Hybrid financial instruments	19,033	18,383
Commercial paper	1,455	1,718
Other unsecured short-term borrowings	2,145	2,225
Total unsecured short-term borrowings	$70,009	$60,961
Weighted average interest rate	3.55%	3.71%
In the table above, the weighted average interest rates for these borrowings include the effect of hedging activities and exclude unsecured short-term borrowings accounted for at fair value under the fair value option. See Note 7 for further information about hedging activities.

Unsecured Long-Term Borrowings
The table below presents information about unsecured long-term borrowings.

$ in millions	U.S. Dollar	Non-U.S. Dollar	Total
As of September 2023
Fixed-rate obligations	$107,989	$32,176	$140,165
Floating-rate obligations	50,834	33,025	83,859
Total	$158,823	$65,201	$224,024
As of December 2022
Fixed-rate obligations	$118,986	$38,538	$157,524
Floating-rate obligations	55,689	33,925	89,614
Total	$174,675	$72,463	$247,138
In the table above:
•Unsecured long-term borrowings consists principally of senior borrowings, which have maturities extending through 2061.
•Floating-rate obligations includes equity-linked, credit-linked and indexed instruments. Floating interest rates are generally based on SOFR and Euro Interbank Offered Rate. In connection with the cessation of USD London Interbank Offered Rate (LIBOR), as of July 1, 2023, the firm replaced the USD LIBOR rate with term SOFR plus the statutorily prescribed tenor spread.
•U.S. dollar-denominated debt had interest rates ranging from 0.86% to 6.75% (with a weighted average rate of 3.62%) as of September 2023 and 0.66% to 6.75% (with a weighted average rate of 3.51%) as of December 2022. These rates exclude unsecured long-term borrowings accounted for at fair value under the fair value option.
•Non-U.S. dollar-denominated debt had interest rates ranging from 0.25% to 7.25% (with a weighted average rate of 2.08%) as of September 2023 and 0.13% to 7.25% (with a weighted average rate of 1.85%) as of December 2022. These rates exclude unsecured long-term borrowings accounted for at fair value under the fair value option.

Goldman Sachs September 2023 Form 10-Q	62

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
The table below presents unsecured long-term borrowings by maturity.

As of
$ in millions	September 2023
2024	$13,961
2025	38,812
2026	27,758
2027	33,223
2028	24,301
2029 - thereafter	85,969
Total	$224,024
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
•Unsecured long-term borrowings included $(16.93) billion of adjustments to the carrying value of certain unsecured long-term borrowings resulting from the application of hedge accounting by year of maturity as follows: $(78) million in 2024, $(999) million in 2025, $(778) million in 2026, $(1.57) billion in 2027, $(1.69) billion in 2028 and $(11.81) billion in 2029 and thereafter.
The firm designates certain derivatives as fair value hedges to convert a portion of fixed-rate unsecured long-term borrowings not accounted for at fair value into floating-rate obligations. See Note 7 for further information about hedging activities.

The table below presents unsecured long-term borrowings, after giving effect to such hedging activities.

	As of
	September	December
$ in millions	2023	2022
Fixed-rate obligations:
At fair value	$8,121	$6,147
At amortized cost	9,798	6,065
Floating-rate obligations:
At fair value	65,795	67,000
At amortized cost	140,310	167,926
Total	$224,024	$247,138
In the table above, the aggregate amounts of unsecured long-term borrowings had weighted average interest rates of 6.01% (2.79% related to fixed-rate obligations and 6.21% related to floating-rate obligations) as of September 2023 and 4.97% (4.08% related to fixed-rate obligations and 5.00% related to floating-rate obligations) as of December 2022. These rates exclude unsecured long-term borrowings accounted for at fair value under the fair value option.
The carrying value of unsecured long-term borrowings for which the firm did not elect the fair value option was $150.11 billion as of September 2023 and $173.99 billion as of December 2022. The estimated fair value of such unsecured long-term borrowings was $150.39 billion as of September 2023 and $173.70 billion as of December 2022. As these borrowings are not accounted for at fair value, they are not included in the firm’s fair value hierarchy in Notes 4 and 5. Had these borrowings been included in the firm’s fair value hierarchy, substantially all would have been classified in level 2 as of both September 2023 and December 2022.

63	Goldman Sachs September 2023 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Subordinated Borrowings
Unsecured long-term borrowings includes subordinated debt and junior subordinated debt. Subordinated debt that matures within one year is included in unsecured short-term borrowings. Junior subordinated debt is junior in right of payment to other subordinated borrowings, which are junior to senior borrowings. Long-term subordinated debt had maturities ranging from 2025 to 2045 as of both September 2023 and December 2022.
The table below presents information about subordinated borrowings.

$ in millions	Par Amount	Carrying Value	Rate
As of September 2023
Subordinated debt	$12,145	$10,910	7.70%
Junior subordinated debt	968	985	6.35%
Total	$13,113	$11,895	7.60%
As of December 2022
Subordinated debt	$12,261	$11,882	6.40%
Junior subordinated debt	968	1,054	4.86%
Total	$13,229	$12,936	6.29%
In the table above, the rate is the weighted average interest rate for these borrowings (excluding borrowings accounted for at fair value under the fair value option), including the effect of fair value hedges used to convert fixed-rate obligations into floating-rate obligations. See Note 7 for further information about hedging activities.

Junior Subordinated Debt
In 2004, Group Inc. issued $2.84 billion of junior subordinated debt to Goldman Sachs Capital I, a Delaware statutory trust. Goldman Sachs Capital I issued $2.75 billion of guaranteed preferred beneficial interests (Trust Preferred securities) to third parties and $85 million of common beneficial interests to Group Inc. As of both September 2023 and December 2022, the outstanding par amount of junior subordinated debt held by Goldman Sachs Capital I was $968 million and the outstanding par amount of Trust Preferred securities and common beneficial interests issued by Goldman Sachs Capital I was $939 million and $29 million, respectively. Goldman Sachs Capital I is a wholly-owned finance subsidiary of the firm for regulatory and legal purposes but is not consolidated for accounting purposes.
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

Goldman Sachs September 2023 Form 10-Q	64

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Note 15.
Other Liabilities
The table below presents other liabilities by type.

	As of
	September	December
$ in millions	2023	2022
Compensation and benefits	$6,534	$7,225
Income tax-related liabilities	2,982	2,669
Operating lease liabilities	2,222	2,154
Noncontrolling interests	471	649
Employee interests in consolidated funds	19	25
Accrued expenses and other	7,855	8,733
Total	$20,083	$21,455
Operating Lease Liabilities
For leases longer than one year, the firm recognizes a right-of-use asset representing the right to use the underlying asset for the lease term, and a lease liability representing the liability to make payments. See Note 12 for information about operating lease right-of-use assets.
The table below presents information about operating lease liabilities.

$ in millions	Operating lease liabilities
As of September 2023
Remainder of 2023	$54
2024	365
2025	314
2026	278
2027	247
2028 - thereafter	1,585
Total undiscounted lease payments	2,843
Imputed interest	(621)
Total operating lease liabilities	$2,222

Weighted average remaining lease term	12 years
Weighted average discount rate	4.04%
As of December 2022
2023	$325
2024	334
2025	283
2026	236
2027	203
2028 - thereafter	1,424
Total undiscounted lease payments	2,805
Imputed interest	(651)
Total operating lease liabilities	$2,154

Weighted average remaining lease term	13 years
Weighted average discount rate	3.66%
In the table above, the weighted average discount rate represents the firm’s incremental borrowing rate as of January 2019 for operating leases existing on the date of adoption of ASU No. 2016-02, “Leases (Topic 842),” and at the lease inception date for leases entered into subsequent to the adoption of this ASU.

Operating lease costs were $124 million for the three months ended September 2023, $111 million for the three months ended September 2022, $362 million for the nine months ended September 2023 and $348 million for the nine months ended September 2022. Variable lease costs, which are included in operating lease costs, were not material for each of the three and nine months ended September 2023 and September 2022. Total occupancy expenses for space held in excess of the firm’s current requirements were not material for each of the three and nine months ended September 2023 and September 2022.
Lease payments relating to operating lease arrangements that were signed but had not yet commenced were $1.10 billion as of September 2023.
Accrued Expenses and Other
Accrued expenses and other included:
•Liabilities classified as held for sale were approximately $680 million as of September 2023 and were not material as of December 2022. As of September 2023, such liabilities included $270 million related to GreenSky within Platform Solutions and consisted primarily of customer and other payables. Substantially all of the remaining $410 million of liabilities classified as held for sale related to certain of the firm’s consolidated investments within Asset & Wealth Management. Substantially all such liabilities consisted of other secured financings. See Note 12 for further information about assets held for sale.
•Contract liabilities, which represent consideration received by the firm in connection with its contracts with clients prior to providing the service, were $112 million as of September 2023 and $113 million as of December 2022.

65	Goldman Sachs September 2023 Form 10-Q

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

	Three Months Ended September		Nine Months Ended September
$ in millions	2023	2022	2023	2022
Residential mortgages	$6,894	$6,128	$18,267	$25,069
Commercial mortgages	1,798	2,306	3,196	13,820
Other financial assets	–	902	996	3,519
Total financial assets securitized	$8,692	$9,336	$22,459	$42,408
Retained interests cash flows	$187	$125	$407	$428
The firm securitized assets of $39 million during the three months ended September 2023, $382 million during the three months ended September 2022, $149 million during the nine months ended September 2023 and $781 million during the nine months ended September 2022, in a non-cash exchange for loans and investments.
The table below presents information about nonconsolidated securitization entities to which the firm sold assets and had continuing involvement as of the end of the period.

$ in millions	Outstanding Principal Amount	Retained Interests	Purchased Interests
As of September 2023
U.S. government agency-issued CMOs	$34,962	$2,508	$–
Other residential mortgage-backed	29,302	1,186	71
Other commercial mortgage-backed	60,304	1,236	62
Corporate debt and other asset-backed	8,044	508	40
Total	$132,612	$5,438	$173
As of December 2022
U.S. government agency-issued CMOs	$38,617	$1,835	$–
Other residential mortgage-backed	27,075	1,461	117
Other commercial mortgage-backed	59,688	1,349	82
Corporate debt and other asset-backed	8,750	398	46
Total	$134,130	$5,043	$245

Goldman Sachs September 2023 Form 10-Q	66

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
•The fair value of retained interests was $5.36 billion as of September 2023 and $5.03 billion as of December 2022.
In addition to the interests in the table above, the firm had other continuing involvement in the form of derivative transactions and commitments with certain nonconsolidated VIEs. The carrying value of these derivatives and commitments was a net asset of $133 million as of September 2023 and $72 million as of December 2022, and the notional amount of these derivatives and commitments was $1.88 billion as of September 2023 and $1.90 billion as of December 2022. The notional amounts of these derivatives and commitments are included in maximum exposure to loss in the nonconsolidated VIE table in Note 17. Additionally, during the nine months ended September 2023, the firm provided seller financing of approximately $2.7 billion in connection with the sale of $3.24 billion of Marcus loans. As of September 2023, the total outstanding principal amount of such seller financing was $2.18 billion.

The table below presents information about the weighted average key economic assumptions used in measuring the fair value of mortgage-backed retained interests.

	As of
	September	December
$ in millions	2023	2022
Fair value of retained interests	$4,865	$4,644
Weighted average life (years)	6.3	6.6
Constant prepayment rate	9.3%	7.7%
Impact of 10% adverse change	$(47)	$(27)
Impact of 20% adverse change	$(91)	$(48)
Discount rate	8.3%	9.5%
Impact of 10% adverse change	$(135)	$(138)
Impact of 20% adverse change	$(265)	$(266)
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
The firm has other retained interests not reflected in the table above with a fair value of $490 million and a weighted average life of 6.4 years as of September 2023, and a fair value of $384 million and a weighted average life of 6.4 years as of December 2022. Due to the nature and fair value of certain of these retained interests, the weighted average assumptions for constant prepayment and discount rates and the related sensitivity to adverse changes are not meaningful as of both September 2023 and December 2022. The firm’s maximum exposure to adverse changes in the value of these interests is the carrying value of $508 million as of September 2023 and $398 million as of December 2022.

67	Goldman Sachs September 2023 Form 10-Q

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
Real Estate, Credit- and Power-Related and Other Investing VIEs. The firm purchases equity and debt securities issued by and makes loans to VIEs that hold real estate (including qualified affordable housing projects), performing and nonperforming debt, distressed loans, power-related assets and equity securities. The firm generally does not sell assets to, or enter into derivatives with, these VIEs.
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

Goldman Sachs September 2023 Form 10-Q	68

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
Nonconsolidated VIEs
The table below presents a summary of the nonconsolidated VIEs in which the firm holds variable interests.

	As of
	September	December
$ in millions	2023	2022
Total nonconsolidated VIEs
Assets in VIEs	$190,941	$181,697
Carrying value of variable interests — assets	$14,076	$12,325
Carrying value of variable interests — liabilities	$924	$659
Maximum exposure to loss:
Retained interests	$5,438	$5,043
Purchased interests	905	861
Commitments and guarantees	3,994	3,087
Derivatives	8,623	8,802
Debt and equity	7,314	6,026
Total	$26,274	$23,819
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

The table below presents information, by principal business activity, for nonconsolidated VIEs included in the summary table above.

	As of
	September	December
$ in millions	2023	2022
Mortgage-backed
Assets in VIEs	$126,178	$127,290
Carrying value of variable interests — assets	$5,187	$4,977
Maximum exposure to loss:
Retained interests	$4,930	$4,645
Purchased interests	256	332
Commitments and guarantees	34	64
Derivatives	2	2
Total	$5,222	$5,043

Real estate, credit- and power-related and other investing
Assets in VIEs	$40,553	$29,193
Carrying value of variable interests — assets	$4,543	$4,415
Carrying value of variable interests — liabilities	$346	$2
Maximum exposure to loss:
Commitments and guarantees	$3,320	$2,679
Debt and equity	4,541	4,414
Total	$7,861	$7,093

Corporate debt and other asset-backed
Assets in VIEs	$19,827	$19,428
Carrying value of variable interests — assets	$4,254	$2,817
Carrying value of variable interests — liabilities	$578	$657
Maximum exposure to loss:
Retained interests	$508	$398
Purchased interests	649	529
Commitments and guarantees	638	190
Derivatives	8,621	8,800
Debt and equity	2,681	1,496
Total	$13,097	$11,413

Investments in funds
Assets in VIEs	$4,383	$5,786
Carrying value of variable interests — assets	$92	$116
Maximum exposure to loss:
Commitments and guarantees	$2	$154
Debt and equity	92	116
Total	$94	$270
As of both September 2023 and December 2022, the carrying values of the firm’s variable interests in nonconsolidated VIEs are included in the consolidated balance sheets as follows:
•Mortgage-backed: Assets primarily included in trading assets and loans.
•Real estate, credit- and power-related and other investing: Assets primarily included in investments and loans, and liabilities included in trading liabilities and other liabilities.
•Corporate debt and other asset-backed: Assets included in loans and trading assets, and liabilities included in trading liabilities.
•Investments in funds: Assets included in investments.

69	Goldman Sachs September 2023 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Consolidated VIEs
The table below presents a summary of the carrying value and balance sheet classification of assets and liabilities in consolidated VIEs.

	As of
	September	December
$ in millions	2023	2022
Total consolidated VIEs
Assets
Cash and cash equivalents	$382	$348
Customer and other receivables	333	7
Trading assets	131	103
Investments	77	101
Loans	310	1,177
Other assets	237	336
Total	$1,470	$2,072

Liabilities
Other secured financings	$774	$952
Customer and other payables	2	51
Trading liabilities	–	9
Unsecured short-term borrowings	13	58
Unsecured long-term borrowings	15	16
Other liabilities	89	112
Total	$893	$1,198
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
•Substantially all assets can only be used to settle obligations of the VIE.

The table below presents information, by principal business activity, for consolidated VIEs included in the summary table above.

	As of
	September	December
$ in millions	2023	2022
Real estate, credit-related and other investing
Assets
Cash and cash equivalents	$362	$339
Customer and other receivables	–	7
Trading assets	38	42
Investments	77	101
Loans	310	1,177
Other assets	237	336
Total	$1,024	$2,002

Liabilities
Other secured financings	$139	$170
Customer and other payables	2	51
Trading liabilities	–	9
Other liabilities	89	112
Total	$230	$342

Corporate debt and other asset-backed
Assets
Cash and cash equivalents	$20	$9
Trading assets	4	20
Total	$24	$29

Liabilities
Other secured financings	$353	$482
Total	$353	$482

Principal-protected notes
Assets
Customer and other receivables	$333	$–
Trading assets	$89	$41
Total	$422	$41

Liabilities
Other secured financings	$282	$300
Unsecured short-term borrowings	13	58
Unsecured long-term borrowings	15	16
Total	$310	$374
In the table above, creditors and beneficial interest holders of real estate, credit-related and other investing VIEs do not have recourse to the general credit of the firm.

Goldman Sachs September 2023 Form 10-Q	70

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Note 18.
Commitments, Contingencies and Guarantees
Commitments
The table below presents commitments by type.

	As of
	September	December
$ in millions	2023	2022
Commitment Type
Commercial lending:
Investment-grade	$103,435	$100,438
Non-investment-grade	55,873	53,486
Warehouse financing	9,312	9,116
Consumer	71,077	64,098
Total lending	239,697	227,138
Risk participations	8,651	9,173
Collateralized agreement	107,459	105,301
Collateralized financing	44,667	22,532
Investment	20,745	7,705
Other	7,831	9,690
Total commitments	$429,050	$381,539
The table below presents commitments by expiration.

	As of September 2023
	Remainder	2024 -	2026 -	2028 -
$ in millions	of 2023	2025	2027	Thereafter
Commitment Type
Commercial lending:
Investment-grade	$3,906	$26,191	$50,308	$23,030
Non-investment-grade	1,227	14,158	26,034	14,454
Warehouse financing	220	5,863	2,973	256
Consumer	69,115	1,962	–	–
Total lending	74,468	48,174	79,315	37,740
Risk participations	1,056	2,842	3,731	1,022
Collateralized agreement	99,463	7,230	–	766
Collateralized financing	40,027	4,586	–	54
Investment	15,246	1,474	1,015	3,010
Other	6,720	887	–	224
Total commitments	$236,980	$65,193	$84,061	$42,816
In the tables above, beginning in the first quarter of 2023, the firm made certain changes to its methodology for determining internal credit ratings. See Note 9 for further information about these changes. Prior period amounts have been conformed to reflect the current methodology. The impact to December 2022 was an increase in commercial lending commitments classified as investment-grade and a decrease in commercial lending commitments classified as non-investment-grade of $2.78 billion.

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
The table below presents information about lending commitments.

	As of
	September	December
$ in millions	2023	2022
Held for investment	$232,949	$222,689
Held for sale	5,955	3,355
At fair value	793	1,094
Total	$239,697	$227,138
In the table above:
•Held for investment lending commitments are accounted for at amortized cost. The carrying value of lending commitments was a liability of $877 million (including allowance for credit losses of $670 million) as of September 2023 and $1.01 billion (including allowance for credit losses of $774 million) as of December 2022. The estimated fair value of such lending commitments was a liability of $5.33 billion as of September 2023 and $5.95 billion as of December 2022. Had these lending commitments been carried at fair value and included in the fair value hierarchy, $2.77 billion as of September 2023 and $3.11 billion as of December 2022 would have been classified in level 2, and $2.56 billion as of September 2023 and $2.84 billion as of December 2022 would have been classified in level 3.
•Held for sale lending commitments are accounted for at the lower of cost or fair value. The carrying value of lending commitments held for sale was a liability of $58 million as of September 2023 and $88 million as of December 2022. The estimated fair value of such lending commitments approximates the carrying value. Had these lending commitments been included in the fair value hierarchy, they would have been primarily classified in level 3 as of both September 2023 and December 2022.
•Gains or losses related to lending commitments at fair value, if any, are generally recorded net of any fees in other principal transactions.

71	Goldman Sachs September 2023 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Commercial Lending. The firm’s commercial lending commitments were primarily extended to investment-grade corporate borrowers. Such commitments primarily included $136.26 billion as of September 2023 and $127.60 billion as of December 2022, related to relationship lending activities (principally used for operating and general corporate purposes), and $6.04 billion as of September 2023 and $7.71 billion as of December 2022, related to other investment banking activities (generally extended for contingent acquisition financing and are often intended to be short-term in nature, as borrowers often seek to replace them with other funding sources). The firm also extends lending commitments in connection with other types of corporate lending, commercial real estate financing and other collateralized lending. See Note 9 for further information about funded loans.
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
Consumer. The firm’s consumer lending commitments includes:
•Credit card lines issued by the firm to consumers were $68.39 billion as of September 2023 and $62.22 billion as of December 2022. These credit card lines are cancellable by the firm.
•Commitments to provide unsecured installment loans to consumers were $2.68 billion as of September 2023. During the third quarter of 2023, such commitments were classified as held for sale in connection with the planned sale of GreenSky. As of December 2022, commitments to provide unsecured installment loans to consumers were $1.88 billion.

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
Investment Commitments
Investment commitments includes commitments to invest in private equity, real estate and other assets directly and through funds that the firm raises and manages. Investment commitments included $969 million as of September 2023 and $1.29 billion as of December 2022, related to commitments to invest in funds managed by the firm. If these commitments are called, they would be funded at market value on the date of investment. During the third quarter of 2023, the firm committed to purchase a portfolio of approximately $15.0 billion of private equity capital call commitments (including approximately $9.0 billion of funded loans) from the FDIC’s auction of Signature Bank’s loans. The firm has made a deposit of approximately $1.0 billion (included in customer and other receivables) with the FDIC in connection with this purchase. As of September 2023, the remaining commitment of approximately $14.0 billion was included in investment commitments.
Contingencies
Legal Proceedings. See Note 27 for information about legal proceedings.

Goldman Sachs September 2023 Form 10-Q	72

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Guarantees
The table below presents derivatives that meet the definition of a guarantee, securities lending and clearing guarantees and certain other financial guarantees.

$ in millions	Derivatives	Securities lending and clearing	Other financial guarantees
As of September 2023
Carrying Value of Net Liability	$6,894	$–	$405
Maximum Payout/Notional Amount by Period of Expiration
Remainder of 2023	$46,927	$28,159	$478
2024 - 2025	216,351	–	3,539
2026 - 2027	29,640	–	2,516
2028 - thereafter	33,683	–	878
Total	$326,601	$28,159	$7,411
As of December 2022
Carrying Value of Net Liability	$7,485	$–	$395
Maximum Payout/Notional Amount by Period of Expiration
2023	$110,599	$20,970	$1,634
2024 - 2025	133,090	–	3,308
2026 - 2027	20,252	–	1,837
2028 - thereafter	27,518	–	93
Total	$291,459	$20,970	$6,872
In the table above:
•The maximum payout is based on the notional amount of the contract and does not represent anticipated losses.
•Amounts exclude certain commitments to issue standby letters of credit that are included in lending commitments. See the tables in “Commitments” above for a summary of the firm’s commitments.
•The carrying value for derivatives included derivative assets of $363 million as of September 2023 and $578 million as of December 2022, and derivative liabilities of $7.26 billion as of September 2023 and $8.06 billion as of December 2022.

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
As an agency lender, the firm indemnifies most of its securities lending customers against losses incurred in the event that borrowers do not return securities and the collateral held is insufficient to cover the market value of the securities borrowed. The maximum payout of such indemnifications was $13.88 billion as of September 2023 and $12.23 billion as of December 2022. Collateral held by the lenders in connection with securities lending indemnifications was $14.37 billion as of September 2023 and $12.62 billion as of December 2022. Because the contractual nature of these arrangements requires the firm to obtain collateral with a market value that exceeds the value of the securities lent to the borrower, there is minimal performance risk associated with these indemnifications.

73	Goldman Sachs September 2023 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
As a sponsoring member of the Government Securities Division of the Fixed Income Clearing Corporation, the firm guarantees the performance of its sponsored member clients to the Fixed Income Clearing Corporation in connection with certain resale and repurchase agreements. To minimize potential losses on such guarantees, the firm obtains a security interest in the collateral that the sponsored client placed with the Fixed Income Clearing Corporation. Therefore, the risk of loss on such guarantees is minimal. The maximum payout on this guarantee was $14.28 billion as of September 2023 and $8.74 billion as of December 2022. The related collateral held was $14.25 billion as of September 2023 and $8.70 billion as of December 2022.
Other Financial Guarantees. In the ordinary course of business, the firm provides other financial guarantees of the obligations of third parties (e.g., standby letters of credit and other guarantees to enable clients to complete transactions and fund-related guarantees). These guarantees represent obligations to make payments to beneficiaries if the guaranteed party fails to fulfill its obligation under a contractual arrangement with that beneficiary. Other financial guarantees also include a guarantee that the firm has provided to the Government of Malaysia that it will receive, by August 2025, at least $1.4 billion in assets and proceeds from assets seized by governmental authorities around the world related to 1Malaysia Development Berhad, a sovereign wealth fund in Malaysia (1MDB). In connection with this guarantee, the firm agreed to make a one-time interim payment of $250 million towards the $1.4 billion if the Government of Malaysia did not receive at least $500 million in assets and proceeds by August 2022. The firm does not believe that any interim payment is required. Any amounts paid by the firm would, in any event, be subject to reimbursement in the event the assets and proceeds received by the Government of Malaysia through August 18, 2028 exceed $1.4 billion.
On October 11, 2023, the firm filed a demand for arbitration alleging that the Government of Malaysia had, as of August 2022, recovered assets and proceeds well in excess of $500 million; it had recovered substantial additional assets and proceeds that should be credited against the guarantee; and it had not used all reasonable efforts to recover other assets and proceeds that could be credited against the guarantee. See Note 27 for further information about matters related to 1MDB.

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

Goldman Sachs September 2023 Form 10-Q	74

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
The firm is unable to develop an estimate of the maximum payout under these guarantees and indemnifications. However, management believes that it is unlikely the firm will have to make any material payments under these arrangements, and no material liabilities related to these guarantees and indemnifications have been recognized in the consolidated balance sheets as of both September 2023 and December 2022.
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
In addition, the firm may provide indemnifications to some counterparties to protect them in the event additional taxes are owed or payments are withheld, due either to a change in or an adverse application of certain non-U.S. tax laws. These indemnifications, as well as indemnifications provided by the firm on other contractual or other obligations, generally are standard contractual terms and are entered into in the ordinary course of business. Generally, there are no stated or notional amounts included in these indemnifications, and the contingencies triggering the obligation to indemnify are not expected to occur. The firm is unable to develop an estimate of the maximum payout under these guarantees and indemnifications. However, management believes that it is unlikely the firm will have to make any material payments under these arrangements, and no material liabilities related to these arrangements have been recognized in the consolidated balance sheets as of both September 2023 and December 2022.
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
Note 19.
Shareholders’ Equity
Common Equity
As of both September 2023 and December 2022, the firm had 4.00 billion authorized shares of common stock and 200 million authorized shares of nonvoting common stock, each with a par value of $0.01 per share.
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
The table below presents information about common stock repurchases.

	Three Months Ended September		Nine Months Ended September
in millions, except per share amounts	2023	2022	2023	2022
Common share repurchases	4.2	3.0	13.5	5.9
Average cost per share	$354.79	$332.32	$354.13	$337.32
Total cost of common share repurchases	$1,500	$1,000	$4,796	$2,000
Pursuant to the terms of certain share-based compensation plans, employees may remit shares to the firm or the firm may cancel share-based awards to satisfy statutory employee tax withholding requirements. Under these plans, during the nine months ended September 2023, 868 shares were remitted with a total value of $0.3 million and the firm cancelled 3.9 million share-based awards with a total value of $1.34 billion.
The table below presents common stock dividends declared.

	Three Months Ended September		Nine Months Ended September
	2023	2022	2023	2022
Dividends declared per common share	$2.75	$2.50	$7.75	$6.50
On October 12, 2023, the Board of Directors of Group Inc. (Board) declared a dividend of $2.75 per common share to be paid on December 28, 2023 to common shareholders of record on November 30, 2023.

75	Goldman Sachs September 2023 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Preferred Equity
The tables below present information about the perpetual preferred stock issued and outstanding as of September 2023.

Series	Shares Authorized	Shares Issued	Shares Outstanding	Depositary Shares Per Share
A	50,000	30,000	29,999	1,000
C	25,000	8,000	8,000	1,000
D	60,000	54,000	53,999	1,000
E	17,500	7,667	7,667	N.A.
F	5,000	1,615	1,615	N.A.
K	32,200	28,000	28,000	1,000
O	26,000	26,000	26,000	25
P	66,000	60,000	60,000	25
Q	20,000	20,000	20,000	25
R	24,000	24,000	24,000	25
S	14,000	14,000	14,000	25
T	27,000	27,000	27,000	25
U	30,000	30,000	30,000	25
V	30,000	30,000	30,000	25
W	60,000	60,000	60,000	25
Total	486,700	420,282	420,280

Series	Earliest Redemption Date	Liquidation Preference	Redemption Value ($ in millions)
A	Currently redeemable	$25,000	$750
C	Currently redeemable	$25,000	200
D	Currently redeemable	$25,000	1,350
E	Currently redeemable	$100,000	767
F	Currently redeemable	$100,000	161
K	May 10, 2024	$25,000	700
O	November 10, 2026	$25,000	650
P	Currently redeemable	$25,000	1,500
Q	August 10, 2024	$25,000	500
R	February 10, 2025	$25,000	600
S	February 10, 2025	$25,000	350
T	May 10, 2026	$25,000	675
U	August 10, 2026	$25,000	750
V	November 10, 2026	$25,000	750
W	February 10, 2029	$25,000	1,500
Total			$11,203
In the tables above:
•All shares have a par value of $0.01 per share and, where applicable, each share is represented by the specified number of depositary shares.
•The earliest redemption date represents the date on which each share of non-cumulative preferred stock is redeemable at the firm’s option.
•Prior to redeeming preferred stock, the firm must receive approval from the FRB.
•In August 2023, the firm issued 60,000 shares of Series W 7.50% Fixed-Rate Reset Non-Cumulative Preferred Stock (Series W Preferred Stock).
•The redemption price per share for Series A through F and Series Q through W Preferred Stock is the liquidation preference plus declared and unpaid dividends. The redemption price per share for Series K through P Preferred Stock is the liquidation preference plus accrued and unpaid dividends.

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
In the third quarter of 2023, the firm redeemed all outstanding shares of its Series J 5.50% Fixed-to-Floating Rate Non-Cumulative Preferred Stock (Series J Preferred Stock) with a redemption value of $1 billion ($25,000 per share), plus accrued and unpaid dividends. The difference between the redemption value and net carrying value was $10 million, which was recorded as an addition to preferred stock dividends in the third quarter of 2023.
The preferred stock issuance costs in the consolidated statements of shareholders' equity reflects reclassifications of issuance costs to retained earnings on redemptions, net of issuance costs relating to new issuances.
The table below presents the dividend rates of perpetual preferred stock as of September 2023.

Series	Per Annum Dividend Rate
A	3 month term SOFR + 1.01161%, with floor of 3.75%, payable quarterly
C	3 month term SOFR + 1.01161%, with floor of 4.00%, payable quarterly
D	3 month term SOFR + 0.93161%, with floor of 4.00%, payable quarterly
E	3 month term SOFR + 1.02911%, with floor of 4.00%, payable quarterly
F	3 month term SOFR + 1.03161%, with floor of 4.00%, payable quarterly
K	6.375% to, but excluding, May 10, 2024; 3 month term SOFR + 3.81161% thereafter, payable quarterly
O	5.30%, payable semi-annually, from issuance date to, but excluding, November 10, 2026; 3 month term SOFR + 4.09561%, payable quarterly, thereafter
P	3 month term SOFR + 3.13561%, payable quarterly
Q	5.50%, payable semi-annually, from issuance date to, but excluding, August 10, 2024; 5 year treasury rate + 3.623%, payable semi-annually, thereafter
R	4.95%, payable semi-annually, from issuance date to, but excluding, February 10, 2025; 5 year treasury rate + 3.224%, payable semi-annually, thereafter
S	4.40%, payable semi-annually, from issuance date to, but excluding, February 10, 2025; 5 year treasury rate + 2.85%, payable semi-annually thereafter
T	3.80%, payable semi-annually, from issuance date to, but excluding, May 10, 2026; 5 year treasury rate + 2.969%, payable semi-annually, thereafter
U	3.65%, payable semi-annually, from issuance date to, but excluding, August 10, 2026; 5 year treasury rate + 2.915%, payable semi-annually, thereafter
V	4.125%, payable semi-annually, from issuance date to, but excluding, November 10, 2026; 5 year treasury rate + 2.949%, payable semi-annually, thereafter
W	7.50%, payable semi-annually, from issuance date to, but excluding, February 10, 2029; 5 year treasury rate + 3.156%, payable semi-annually, thereafter

Goldman Sachs September 2023 Form 10-Q	76

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
In the table above:
•In connection with the cessation of LIBOR, as of July 1, 2023, the firm replaced the three-month LIBOR rate with the three-month term SOFR rate plus the statutorily prescribed tenor spread, consistent with the FRB’s final rule implementing the Adjustable Interest Rate (LIBOR) Act.
•Dividends on each series of preferred stock are payable in arrears for the periods specified.
The table below presents preferred stock dividends declared.

	2023		2022
Series	per share	$ in millions	per share	$ in millions
Three Months Ended September
A	$388.88	$12	$239.58	$7
C	$388.88	3	$255.56	2
D	$383.77	20	$255.56	14
E	$1,600.67	13	$1,022.22	7
F	$1,601.31	2	$1,022.22	2
J	$573.52	23	$343.75	13
K	$398.44	11	$398.44	11
P	$524.58	32	$–	–
Q	$687.50	14	$687.50	14
R	$618.75	15	$618.75	15
S	$550.00	8	$550.00	8
U	$456.25	13	$456.25	14
Total		$166		$107
Nine Months Ended September
A	$1,076.86	$32	$710.93	$21
C	$1,076.86	9	$758.34	6
D	$1,061.69	57	$758.34	41
E	$4,447.01	34	$3,044.44	23
F	$4,448.90	7	$3,044.44	5
J	$1,261.02	51	$1,031.25	41
K	$1,195.32	33	$1,195.32	33
O	$662.50	17	$662.50	17
P	$1,479.53	89	$625.00	38
Q	$1,375.00	28	$1,375.00	28
R	$1,237.50	30	$1,237.50	30
S	$1,100.00	16	$1,100.00	16
T	$475.00	13	$475.00	13
U	$912.50	27	$942.92	28
V	$515.63	15	$547.14	16
Total		$458		$356
On October 9, 2023, Group Inc. declared dividends of $407.41 per share of Series A Preferred Stock, $407.41 per share of Series C Preferred Stock, $402.30 per share of Series D Preferred Stock, $398.44 per share of Series K Preferred Stock, $662.50 per share of Series O Preferred Stock, $543.11 per share of Series P Preferred Stock, $475.00 per share of Series T Preferred Stock and $515.63 per share of Series V Preferred Stock to be paid on November 10, 2023 to preferred shareholders of record on October 26, 2023. In addition, the firm declared dividends of $1,627.56 per share of Series E Preferred Stock and $1,628.19 per share of Series F Preferred Stock to be paid on December 1, 2023 to preferred shareholders of record on November 16, 2023.
Accumulated Other Comprehensive Income/(Loss)
The table below presents changes in accumulated other comprehensive income/(loss), net of tax, by type.

$ in millions	Beginning balance	Other comprehensive income/(loss) adjustments, net of tax	Ending balance
Three Months Ended September 2023
Currency translation	$(828)	$(16)	$(844)
Debt valuation adjustment	281	328	609
Pension and postretirement liabilities	(475)	9	(466)
Available-for-sale securities	(2,215)	317	(1,898)
Total	$(3,237)	$638	$(2,599)
Three Months Ended September 2022
Currency translation	$(769)	$26	$(743)
Debt valuation adjustment	1,417	673	2,090
Pension and postretirement liabilities	(315)	(2)	(317)
Available-for-sale securities	(2,287)	(615)	(2,902)
Total	$(1,954)	$82	$(1,872)
Nine Months Ended September 2023
Currency translation	$(785)	$(59)	$(844)
Debt valuation adjustment	892	(283)	609
Pension and postretirement liabilities	(499)	33	(466)
Available-for-sale securities	(2,618)	720	(1,898)
Total	$(3,010)	$411	$(2,599)
Nine Months Ended September 2022
Currency translation	$(738)	$(5)	$(743)
Debt valuation adjustment	(511)	2,601	2,090
Pension and postretirement liabilities	(327)	10	(317)
Available-for-sale securities	(492)	(2,410)	(2,902)
Total	$(2,068)	$196	$(1,872)

77	Goldman Sachs September 2023 Form 10-Q

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
As of September 2023
CET1 capital ratio	13.8%	10.0%
Tier 1 capital ratio	15.3%	11.5%
Total capital ratio	17.3%	13.5%
As of December 2022
CET1 capital ratio	13.3%	9.5%
Tier 1 capital ratio	14.8%	11.0%
Total capital ratio	16.8%	13.0%
In the table above:
•Under both the Standardized and Advanced Capital Rules, the CET1 capital ratio requirement includes a minimum of 4.5%, the Tier 1 capital ratio requirement includes a minimum of 6.0% and the Total capital ratio requirement includes a minimum of 8.0%. These requirements also include the capital conservation buffer requirements, consisting of the G-SIB surcharge (Method 2) of 3.0% as of September 2023 and 2.5% as of December 2022 and the countercyclical capital buffer, which the FRB has set to zero percent. In addition, the capital conservation buffer requirements include the stress capital buffer (SCB) of 6.3% under the Standardized Capital Rules and a buffer of 2.5% under the Advanced Capital Rules.
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
Based on the firm’s 2023 Comprehensive Capital Analysis and Review submission, the FRB has set the SCB for the firm at 5.5% under the Standardized Capital Rules for the period from October 1, 2023 through September 30, 2024.

Goldman Sachs September 2023 Form 10-Q	78

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
The table below presents information about risk-based capital ratios.

$ in millions	Standardized	Advanced
As of September 2023
CET1 capital	$98,891	$98,891
Tier 1 capital	$109,752	$109,752
Tier 2 capital	$15,193	$11,245
Total capital	$124,945	$120,997
RWAs	$666,860	$666,205

CET1 capital ratio	14.8%	14.8%
Tier 1 capital ratio	16.5%	16.5%
Total capital ratio	18.7%	18.2%
As of December 2022
CET1 capital	$98,050	$98,050
Tier 1 capital	$108,552	$108,552
Tier 2 capital	$15,958	$12,115
Total capital	$124,510	$120,667
RWAs	$653,419	$679,450

CET1 capital ratio	15.0%	14.4%
Tier 1 capital ratio	16.6%	16.0%
Total capital ratio	19.1%	17.8%
Leverage Ratios. The table below presents the leverage requirements.

Requirements
Tier 1 leverage ratio	4.0%
SLR	5.0%
In the table above, the SLR requirement of 5% includes a minimum of 3% and a 2% buffer applicable to G-SIBs.
The table below presents information about leverage ratios.

	For the Three Months
	Ended or as of
	September	December
$ in millions	2023	2022
Tier 1 capital	$109,752	$108,552

Average total assets	$1,557,715	$1,500,225
Deductions from Tier 1 capital	(7,216)	(8,259)
Average adjusted total assets	1,550,499	1,491,966
Off-balance sheet and other exposures	414,307	375,392
Total leverage exposure	$1,964,806	$1,867,358

Tier 1 leverage ratio	7.1%	7.3%
SLR	5.6%	5.8%
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
•SLR is calculated as Tier 1 capital divided by total leverage exposure.
Risk-Based Capital. The table below presents information about risk-based capital.

	As of
	September	December
$ in millions	2023	2022
Common shareholders’ equity	$106,074	$106,486
Impact of CECL transition	553	829
Deduction for goodwill	(5,223)	(5,674)
Deduction for identifiable intangible assets	(1,102)	(1,770)
Other adjustments	(1,411)	(1,821)
CET1 capital	98,891	98,050
Preferred stock	11,203	10,703
Deduction for investments in covered funds	(339)	(199)
Other adjustments	(3)	(2)
Tier 1 capital	$109,752	$108,552

Standardized Tier 2 and Total capital
Tier 1 capital	$109,752	$108,552
Qualifying subordinated debt	10,306	10,637
Allowance for credit losses	4,907	5,331
Other adjustments	(20)	(10)
Standardized Tier 2 capital	15,193	15,958
Standardized Total capital	$124,945	$124,510

Advanced Tier 2 and Total capital
Tier 1 capital	$109,752	$108,552
Standardized Tier 2 capital	15,193	15,958
Allowance for credit losses	(4,907)	(5,331)
Other adjustments	959	1,488
Advanced Tier 2 capital	11,245	12,115
Advanced Total capital	$120,997	$120,667
In the table above:
•Beginning in January 2022, the firm started to phase in the estimated reduction to regulatory capital as a result of adopting the CECL model. The total amount of reduction to be phased in from January 1, 2022 through January 1, 2025 (at 25% per year) was $1.11 billion, of which $553 million had been phased in as of September 2023. The total amount to be phased in includes the impact of adopting CECL as of January 1, 2020, as well as 25% of the increase in the allowance for credit losses from January 1, 2020 through December 31, 2021. The impact of CECL transition reflects the remaining amount of reduction to be phased in as of both September 2023 and December 2022.
•Deduction for goodwill was net of deferred tax liabilities of $690 million as of September 2023 and $700 million as of December 2022.
•Deduction for identifiable intangible assets was net of deferred tax liabilities of $239 million as of both September 2023 and December 2022.
•Deduction for investments in covered funds represents the firm’s aggregate investments in applicable covered funds. See Note 8 for further information about the Volcker Rule.

79	Goldman Sachs September 2023 Form 10-Q

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
The table below presents changes in CET1 capital, Tier 1 capital and Tier 2 capital.

$ in millions	Standardized	Advanced
Nine Months Ended September 2023
CET1 capital
Beginning balance	$98,050	$98,050
Change in:
Common shareholders’ equity	(412)	(412)
Impact of CECL transition	(276)	(276)
Deduction for goodwill	451	451
Deduction for identifiable intangible assets	668	668
Other adjustments	410	410
Ending balance	$98,891	$98,891

Tier 1 capital
Beginning balance	$108,552	$108,552
Change in:
CET1 capital	841	841
Preferred stock	500	500
Deduction for investments in covered funds	(140)	(140)
Other adjustments	(1)	(1)
Ending balance	109,752	109,752
Tier 2 capital
Beginning balance	15,958	12,115
Change in:
Qualifying subordinated debt	(331)	(331)
Allowance for credit losses	(424)	–
Other adjustments	(10)	(539)
Ending balance	15,193	11,245
Total capital	$124,945	$120,997

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

Goldman Sachs September 2023 Form 10-Q	80

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
The firm’s positional losses observed on a single day exceeded its 99% one-day regulatory VaR on one occasion during both the nine months ended September 2023 and the year ended 2022. There was no change in the firm’s VaR multiplier used to calculate Market RWAs;
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
The table below presents information about RWAs.

$ in millions	Standardized	Advanced
As of September 2023
Credit RWAs
Derivatives	$145,133	$99,815
Commitments, guarantees and loans	249,886	200,225
Securities financing transactions	81,423	25,041
Equity investments	31,703	34,301
Other	75,273	95,330
Total Credit RWAs	583,418	454,712
Market RWAs
Regulatory VaR	16,704	16,704
Stressed VaR	40,343	40,343
Incremental risk	6,779	6,779
Comprehensive risk	2,647	2,647
Specific risk	16,969	16,969
Total Market RWAs	83,442	83,442
Total Operational RWAs	–	128,051
Total RWAs	$666,860	$666,205
As of December 2022
Credit RWAs
Derivatives	$142,696	$111,344
Commitments, guarantees and loans	247,026	198,508
Securities financing transactions	73,189	21,659
Equity investments	30,899	33,451
Other	76,335	96,351
Total Credit RWAs	570,145	461,313
Market RWAs
Regulatory VaR	18,981	18,981
Stressed VaR	37,833	37,833
Incremental risk	6,470	6,470
Comprehensive risk	3,641	3,641
Specific risk	16,349	16,349
Total Market RWAs	83,274	83,274
Total Operational RWAs	–	134,863
Total RWAs	$653,419	$679,450
In the table above:
•Securities financing transactions represents resale and repurchase agreements and securities borrowed and loaned transactions.
•Other includes receivables, certain debt securities, cash and cash equivalents, and other assets.

81	Goldman Sachs September 2023 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
The table below presents changes in RWAs.

$ in millions	Standardized	Advanced
Nine Months Ended September 2023
RWAs
Beginning balance	$653,419	$679,450
Credit RWAs
Change in:
Derivatives	2,437	(11,529)
Commitments, guarantees and loans	2,860	1,717
Securities financing transactions	8,234	3,382
Equity investments	804	850
Other	(1,062)	(1,021)
Change in Credit RWAs	13,273	(6,601)
Market RWAs
Change in:
Regulatory VaR	(2,277)	(2,277)
Stressed VaR	2,510	2,510
Incremental risk	309	309
Comprehensive risk	(994)	(994)
Specific risk	620	620
Change in Market RWAs	168	168
Change in Operational RWAs	–	(6,812)
Ending balance	$666,860	$666,205
RWAs Rollforward Commentary
Nine Months Ended September 2023. Standardized Credit RWAs as of September 2023 increased by $13.27 billion compared with December 2022, primarily reflecting an increase in securities financing transactions (principally due to increased funding exposures), an increase in commitments, guarantees and loans (principally due to increased lending activity) and an increase in derivatives (principally due to increased exposures). Standardized Market RWAs as of September 2023 were essentially unchanged compared with December 2022.
Advanced Credit RWAs as of September 2023 decreased by $6.60 billion compared with December 2022, primarily reflecting a decrease in derivatives (principally due to reduced counterparty credit risk). This decrease was partially offset by an increase in securities financing transactions (principally due to increased funding exposures) and an increase in commitments, guarantees and loans (principally due to increased lending activity). Advanced Market RWAs as of September 2023 were essentially unchanged compared with December 2022. Advanced Operational RWAs as of September 2023 decreased by $6.81 billion compared with December 2022, reflecting decreased frequency of loss events estimated by the firm’s risk-based model.

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
The table below presents GS Bank USA’s risk-based capital, leverage and “well-capitalized” requirements.

	Requirements	“Well-capitalized” Requirements
Risk-based capital requirements
CET1 capital ratio	7.0%	6.5%
Tier 1 capital ratio	8.5%	8.0%
Total capital ratio	10.5%	10.0%

Leverage requirements
Tier 1 leverage ratio	4.0%	5.0%
SLR	3.0%	6.0%

Goldman Sachs September 2023 Form 10-Q	82

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
•The “well-capitalized” requirements are the binding requirements for leverage ratios.
The table below presents information about GS Bank USA’s risk-based capital ratios.

$ in millions	Standardized	Advanced
As of September 2023
CET1 capital	$52,216	$52,216
Tier 1 capital	$52,216	$52,216
Tier 2 capital	$6,179	$3,021
Total capital	$58,395	$55,237
RWAs	$375,207	$290,941

CET1 capital ratio	13.9%	17.9%
Tier 1 capital ratio	13.9%	17.9%
Total capital ratio	15.6%	19.0%
As of December 2022
CET1 capital	$46,845	$46,845
Tier 1 capital	$46,845	$46,845
Tier 2 capital	$8,042	$5,382
Total capital	$54,887	$52,227
RWAs	$357,112	$275,451

CET1 capital ratio	13.1%	17.0%
Tier 1 capital ratio	13.1%	17.0%
Total capital ratio	15.4%	19.0%
In the table above:
•The lower of the Standardized or Advanced ratio is the ratio against which GS Bank USA’s compliance with the capital requirements is assessed under the risk-based Capital Rules, and therefore, the Standardized ratios applied to GS Bank USA as of both September 2023 and December 2022.
•Beginning in January 2022, GS Bank USA started to phase in the estimated reduction to regulatory capital as a result of adopting the CECL model at 25% per year through January 2025. The total amount to be phased in includes the impact of adopting CECL as of January 1, 2020, as well as 25% of the increase in the allowance for credit losses from January 1, 2020 through December 31, 2021.
•The Standardized and Advanced CET1 and Tier 1 capital ratios and Standardized Total capital ratio increased from December 2022 to September 2023, primarily reflecting an increase in capital, principally due to net earnings, partially offset by an increase in Credit RWAs.

The table below presents information about GS Bank USA’s leverage ratios.

	For the Three Months
	Ended or as of
	September	December
$ in millions	2023	2022
Tier 1 capital	$52,216	$46,845
Average adjusted total assets	$511,837	$499,108
Total leverage exposure	$709,811	$671,215

Tier 1 leverage ratio	10.2%	9.4%
SLR	7.4%	7.0%
In the table above:
•Average adjusted total assets represents the average daily assets for the quarter adjusted for deductions from Tier 1 capital and the impact of CECL transition.
•Tier 1 leverage ratio is calculated as Tier 1 capital divided by average adjusted total assets.
•SLR is calculated as Tier 1 capital divided by total leverage exposure.
The FRB requires that GS Bank USA maintain cash reserves with the Federal Reserve. As of both September 2023 and December 2022, the reserve requirement ratio was zero percent. See Note 26 for further information about cash deposits held by the firm at the Federal Reserve.
GS Bank USA is a registered swap dealer with the CFTC and a registered security-based swap dealer with the SEC. As of both September 2023 and December 2022, GS Bank USA was subject to and in compliance with applicable capital requirements for swap dealers and security-based swap dealers.
GSIB. GSIB is the firm’s U.K. bank subsidiary regulated by the Prudential Regulation Authority (PRA) and the Financial Conduct Authority (FCA). GSIB is subject to the U.K. capital framework, which is largely based on Basel III. The eligible retail deposits of GSIB are covered by the U.K. Financial Services Compensation Scheme to the extent provided by law.
The table below presents GSIB’s risk-based capital requirements.

	As of
	September	December
	2023	2022
Risk-based capital requirements
CET1 capital ratio	10.1%	9.7%
Tier 1 capital ratio	12.4%	11.9%
Total capital ratio	15.4%	14.9%

83	Goldman Sachs September 2023 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
The table below presents information about GSIB’s risk-based capital ratios.

	As of
	September	December
$ in millions	2023	2022
Risk-based capital and risk-weighted assets
CET1 capital	$3,782	$3,395
Tier 1 capital	$3,782	$3,395
Tier 2 capital	$826	$828
Total capital	$4,608	$4,223
RWAs	$16,722	$15,766

Risk-based capital ratios
CET1 capital ratio	22.6%	21.5%
Tier 1 capital ratio	22.6%	21.5%
Total capital ratio	27.6%	26.8%
In the table above, the risk-based capital ratios as of September 2023 reflected profits after foreseeable charges that are still subject to audit by GSIB’s external auditors and approval by GSIB’s Board of Directors for inclusion in risk-based capital. These profits contributed approximately 232 basis points to the CET1 capital ratio as of September 2023.
The table below presents GSIB’s leverage ratio requirement which became effective in January 2023 and the leverage ratio.

As of
September 2023
Leverage ratio requirement	3.6%
Leverage ratio	5.8%
In the table above, the leverage ratio as of September 2023 reflected profits after foreseeable charges that are still subject to audit by GSIB’s external auditors and approval by GSIB’s Board of Directors for inclusion in risk-based capital. These profits contributed approximately 59 basis points to the leverage ratio as of September 2023.
GSIB is subject to minimum reserve requirements at central banks in certain of the jurisdictions in which it operates. As of both September 2023 and December 2022, GSIB was in compliance with these requirements.

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
The table below presents GSBE’s risk-based capital requirements.

	As of
	September	December
	2023	2022
Risk-based capital requirements
CET1 capital ratio	10.1%	9.2%
Tier 1 capital ratio	12.1%	11.3%
Total capital ratio	14.9%	14.0%
The table below presents information about GSBE’s risk-based capital ratios.

	As of
	September	December
$ in millions	2023	2022
Risk-based capital and risk-weighted assets
CET1 capital	$13,442	$9,536
Tier 1 capital	$13,442	$9,536
Tier 2 capital	$21	$21
Total capital	$13,463	$9,557
RWAs	$36,281	$30,154

Risk-based capital ratios
CET1 capital ratio	37.0%	31.6%
Tier 1 capital ratio	37.0%	31.6%
Total capital ratio	37.1%	31.7%
In the table above, the risk-based capital ratios as of September 2023 reflected profits after foreseeable charges that are still subject to audit by GSBE’s external auditors and approval by GSBE’s shareholder (GS Bank USA) for inclusion in risk-based capital. These profits contributed approximately 156 basis points to the CET1 capital ratio as of September 2023.

Goldman Sachs September 2023 Form 10-Q	84

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
The table below presents GSBE’s leverage ratio requirement and leverage ratio.

	As of
	September	December
	2023	2022
Leverage ratio requirement	3.0%	3.0%
Leverage ratio	10.6%	10.6%
In the table above, the leverage ratio as of September 2023 reflected profits after foreseeable charges that are still subject to audit by GSBE’s external auditors and approval by GSBE’s shareholder (GS Bank USA) for inclusion in risk-based capital. These profits contributed approximately 45 basis points to the leverage ratio as of September 2023.
GSBE is subject to minimum reserve requirements at central banks in certain of the jurisdictions in which it operates. As of both September 2023 and December 2022, GSBE was in compliance with these requirements.
GSBE is a registered swap dealer with the CFTC and a registered security-based swap dealer with the SEC. As of both September 2023 and December 2022, GSBE was subject to and in compliance with applicable capital requirements for swap dealers and security-based swap dealers.
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
Group Inc.’s equity investment in subsidiaries was $133.60 billion as of September 2023 and $134.59 billion as of December 2022, of which Group Inc. was required to maintain $95.65 billion as of September 2023 and $82.52 billion as of December 2022, of minimum equity capital in its regulated subsidiaries in order to satisfy the regulatory requirements of such subsidiaries.
Group Inc.’s capital invested in certain non-U.S. dollar functional currency subsidiaries is exposed to foreign exchange risk, substantially all of which is managed through a combination of non-U.S. dollar-denominated debt and derivatives. See Note 7 for information about the firm’s net investment hedges used to hedge this risk.

85	Goldman Sachs September 2023 Form 10-Q

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
The table below presents information about basic and diluted EPS.

	Three Months Ended September		Nine Months Ended September
in millions, except per share amounts	2023	2022	2023	2022
Net earnings to common	$1,882	$2,962	$6,040	$9,579
Weighted average basic shares	338.7	352.8	342.5	353.0
Effect of dilutive RSUs	5.2	6.4	4.9	5.6
Weighted average diluted shares	343.9	359.2	347.4	358.6

Basic EPS	$5.52	$8.35	$17.52	$27.03
Diluted EPS	$5.47	$8.25	$17.39	$26.71
In the table above:
•Net earnings to common represents net earnings applicable to common shareholders, which is calculated as net earnings less preferred stock dividends.
•Unvested share-based awards that have non-forfeitable rights to dividends or dividend equivalents are treated as a separate class of securities under the two-class method. Distributed earnings allocated to these securities reduce net earnings to common to calculate EPS under this method. The impact of applying this methodology was a reduction in basic EPS of $0.04 for the three months ended September 2023, $0.05 for the three months ended September 2022, $0.12 for the nine months ended September 2023 and $0.11 for the nine months ended September 2022.
•Diluted EPS does not include antidilutive RSUs, including those that are subject to market or performance conditions, of 0.3 million for the three months ended September 2023, 0.4 million for the nine months ended September 2023, and 0.5 million for both the three and nine months ended September 2022.

Note 22.
Transactions with Affiliated Funds
The firm has formed nonconsolidated investment funds with third-party investors. As the firm generally acts as the investment manager for these funds, it is entitled to receive management fees and, in certain cases, advisory fees or incentive fees from these funds. Additionally, the firm invests alongside the third-party investors in certain funds.
The tables below present information about affiliated funds.

	Three Months Ended September		Nine Months Ended September
$ in millions	2023	2022	2023	2022
Fees earned from funds	$1,179	$1,172	$3,496	$3,422

	As of
	September	December
$ in millions	2023	2022
Fees receivable from funds	$1,369	$1,175
Aggregate carrying value of interests in funds	$4,025	$3,801
The firm has waived, and may waive in the future, certain management fees on selected money market funds to enhance the yield for investors in such funds. Management fees waived were $8 million for the three months ended September 2023, $11 million for the three months ended September 2022, $24 million for the nine months ended September 2023 and $110 million for the nine months ended September 2022.
In accordance with the Volcker Rule, the firm does not provide financial support to covered funds. However, in the ordinary course of business, the firm may choose to provide voluntary financial support to funds that are not subject to the Volcker Rule, although any such support is not expected to be material to the results of operations of the firm. Except for the fee waivers noted above, the firm did not provide any additional financial support to its affiliated funds during either the three or nine months ended September 2023 or September 2022.
In addition, in the ordinary course of business, the firm may also engage in other activities with its affiliated funds, including, among others, securities lending, trade execution, market-making, custody, and acquisition and bridge financing. See Note 18 for information about the firm’s investment commitments related to these funds.

Goldman Sachs September 2023 Form 10-Q	86

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Note 23.
Interest Income and Interest Expense
Interest is recorded over the life of the instrument on an accrual basis based on contractual interest rates.
The table below presents sources of interest income and interest expense.

	Three Months Ended September		Nine Months Ended September
$ in millions	2023	2022	2023	2022
Deposits with banks	$3,065	$1,107	$8,331	$1,392
Collateralized agreements	4,287	1,542	11,744	1,712
Trading assets	2,222	1,334	5,990	3,551
Investments	1,001	578	2,729	1,433
Loans	3,797	2,487	10,942	5,937
Other interest	3,885	1,502	10,295	2,588
Total interest income	18,257	8,550	50,031	16,613
Deposits	4,433	1,811	11,959	2,975
Collateralized financings	3,635	990	9,131	1,308
Trading liabilities	633	513	1,769	1,427
Short-term borrowings	317	152	848	333
Long-term borrowings	2,913	1,503	8,285	3,433
Other interest	4,779	1,538	13,027	1,533
Total interest expense	16,710	6,507	45,019	11,009
Net interest income	$1,547	$2,043	$5,012	$5,604
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

87	Goldman Sachs September 2023 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
The table below presents the earliest tax years that remain subject to examination by major jurisdiction.

As of
Jurisdiction	September 2023
U.S. Federal	2011
New York State and City	2015
United Kingdom	2017
Japan	2017
Hong Kong	2017
The firm has been accepted into the Compliance Assurance Process program by the IRS for each of the tax years from 2013 through 2023. This program allows the firm to work with the IRS to identify and resolve potential U.S. federal tax issues before the filing of tax returns. All issues for the 2011 through 2018 tax years have been resolved and completion is pending final review by the Joint Committee on Taxation. All issues for the 2019 and 2020 tax years have been resolved and will be effectively settled pending administrative completion by the IRS. Final completion of tax years 2011 through 2020 will not have a material impact on the effective tax rate. The 2021 and 2022 tax years remain subject to post-filing review. New York State and City examinations of tax years 2015 through 2018 commenced during 2021.
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

Goldman Sachs September 2023 Form 10-Q	88

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Segment Results
The table below presents a summary of the firm’s segment results.

	Three Months Ended September		Nine Months Ended September
$ in millions	2023	2022	2023	2022
Global Banking & Markets
Non-interest revenues	$7,838	$6,933	$22,922	$24,156
Net interest income	171	631	720	1,812
Total net revenues	8,009	7,564	23,642	25,968
Provision for credit losses	29	63	214	462
Operating expenses	4,791	4,224	13,702	13,628
Pre-tax earnings	$3,189	$3,277	$9,726	$11,878
Net earnings	$2,383	$2,668	$7,460	$9,870
Net earnings to common	$2,250	$2,586	$7,108	$9,602
Average common equity	$72,517	$71,850	$70,968	$70,006
Return on average common equity	12.4%	14.4%	13.4%	18.3%

Asset & Wealth Management
Non-interest revenues	$2,544	$3,085	$7,100	$7,210
Net interest income	686	948	2,393	2,605
Total net revenues	3,230	4,033	9,493	9,815
Provision for credit losses	51	(13)	(499)	339
Operating expenses	3,005	2,955	9,448	8,187
Pre-tax earnings	$174	$1,091	$544	$1,289
Net earnings	$129	$905	$417	$1,071
Net earnings to common	$93	$882	$318	$990
Average common equity	$28,601	$31,516	$30,806	$31,238
Return on average common equity	1.3%	11.2%	1.4%	4.2%

Platform Solutions
Non-interest revenues	$(112)	$(86)	$(98)	$(198)
Net interest income	690	464	1,899	1,187
Total net revenues	578	378	1,801	989
Provision for credit losses	(73)	465	736	942
Operating expenses	1,258	525	2,850	1,258
Pre-tax earnings/(loss)	$(607)	$(612)	$(1,785)	$(1,211)
Net earnings/(loss)	$(454)	$(504)	$(1,369)	$(1,006)
Net earnings/(loss) to common	$(461)	$(506)	$(1,386)	$(1,013)
Average common equity	$4,227	$3,944	$4,060	$3,471
Return on average common equity	(43.6)%	(51.3)%	(45.5)%	(38.9)%

Total
Non-interest revenues	$10,270	$9,932	$29,924	$31,168
Net interest income	1,547	2,043	5,012	5,604
Total net revenues	11,817	11,975	34,936	36,772
Provision for credit losses	7	515	451	1,743
Operating expenses	9,054	7,704	26,000	23,073
Pre-tax earnings	$2,756	$3,756	$8,485	$11,956
Net earnings	$2,058	$3,069	$6,508	$9,935
Net earnings to common	$1,882	$2,962	$6,040	$9,579
Average common equity	$105,345	$107,310	$105,834	$104,715
Return on average common equity	7.1%	11.0%	7.6%	12.2%
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
•Expenses not directly associated with specific segments are allocated based on an estimate of support provided to each segment.
The table below presents depreciation and amortization expense by segment.

	Three Months Ended September		Nine Months Ended September
$ in millions	2023	2022	2023	2022
Global Banking & Markets	$275	$257	$837	$775
Asset & Wealth Management	607	344	1,954	804
Platform Solutions	630	65	1,285	149
Total	$1,512	$666	$4,076	$1,728
In the table above:
•Asset & Wealth Management included impairments related to commercial real estate included within consolidated investment entities of $358 million for the three months ended September 2023 and $1.20 billion for the nine months ended September 2023.
•Platform Solutions included the $506 million write-down related to GreenSky for both the three and nine months ended September 2023, and an impairment of goodwill of $504 million related to Consumer platforms for the nine months ended September 2023.
Segment Assets
The table below presents assets by segment.

	As of
	September	December
$ in millions	2023	2022
Global Banking & Markets	$1,318,009	$1,169,539
Asset & Wealth Management	191,307	214,970
Platform Solutions	67,837	57,290
Total	$1,577,153	$1,441,799

89	Goldman Sachs September 2023 Form 10-Q

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
•Platform Solutions: location of the client.
The table below presents total net revenues and pre-tax earnings by geographic region.

$ in millions	2023		2022
Three Months Ended September
Americas	$7,570	64%	$7,435	62%
EMEA	2,811	24%	3,154	26%
Asia	1,436	12%	1,386	12%
Total net revenues	$11,817	100%	$11,975	100%

Americas	$1,590	58%	$2,207	59%
EMEA	927	33%	1,277	34%
Asia	239	9%	272	7%
Total pre-tax earnings	$2,756	100%	$3,756	100%

Nine Months Ended September
Americas	$21,565	62%	$21,749	59%
EMEA	9,263	26%	10,454	29%
Asia	4,108	12%	4,569	12%
Total net revenues	$34,936	100%	$36,772	100%

Americas	$4,209	50%	$6,271	53%
EMEA	3,391	40%	4,474	37%
Asia	885	10%	1,211	10%
Total pre-tax earnings	$8,485	100%	$11,956	100%
In the table above:
•Americas pre-tax earnings for both the three and nine months ended September 2023 were impacted by impairments related to commercial real estate included within consolidated investment entities and a write-down related to GreenSky. Additionally, Americas pre-tax earnings for the nine months ended September 2023 were impacted by an impairment of goodwill related to Consumer platforms.
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
The table below presents the credit concentrations included in trading cash instruments and investments.

	As of
	September	December
$ in millions	2023	2022
U.S. government and agency obligations	$265,459	$205,935
Percentage of total assets	16.8%	14.3%
Non-U.S. government and agency obligations	$77,168	$40,334
Percentage of total assets	4.9%	2.8%
In addition, the firm had $205.39 billion as of September 2023 and $208.53 billion as of December 2022 of cash deposits held at central banks (included in cash and cash equivalents), of which $122.53 billion as of September 2023 and $165.77 billion as of December 2022 was held at the Federal Reserve.
As of both September 2023 and December 2022, the firm did not have credit exposure to any other counterparty that exceeded 2% of total assets.
Collateral obtained by the firm related to derivative assets is principally cash and is held by the firm or a third-party custodian. Collateral obtained by the firm related to resale agreements and securities borrowed transactions is primarily U.S. government and agency obligations, and non-U.S. government and agency obligations. See Note 11 for further information about collateralized agreements and financings.

Goldman Sachs September 2023 Form 10-Q	90

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
The table below presents U.S. government and agency obligations, and non-U.S. government and agency obligations that collateralize resale agreements and securities borrowed transactions.

	As of
	September	December
$ in millions	2023	2022
U.S. government and agency obligations	$114,609	$164,897
Non-U.S. government and agency obligations	$91,398	$76,456
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
With respect to matters described below for which management has been able to estimate a range of reasonably possible loss where (i) actual or potential plaintiffs have claimed an amount of money damages, (ii) the firm is being, or threatened to be, sued by purchasers in a securities offering and is not being indemnified by a party that the firm believes will pay the full amount of any judgment, or (iii) the purchasers are demanding that the firm repurchase securities, management has estimated the upper end of the range of reasonably possible loss based on (a) in the case of (i), the amount of money damages claimed, (b) in the case of (ii), the difference between the initial sales price of the securities that the firm sold in such offering and the estimated lowest subsequent price of such securities prior to the action being commenced and (c) in the case of (iii), the price that purchasers paid for the securities less the estimated value, if any, as of September 2023 of the relevant securities, in each of cases (i), (ii) and (iii), taking into account any other factors believed to be relevant to the particular matter or matters of that type. As of the date hereof, the firm has estimated the upper end of the range of reasonably possible aggregate loss for such matters and for any other matters described below where management has been able to estimate a range of reasonably possible aggregate loss to be approximately $2.2 billion in excess of the aggregate reserves for such matters.
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

91	Goldman Sachs September 2023 Form 10-Q

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
On August 18, 2020, the firm announced that it entered into a settlement agreement with the Government of Malaysia to resolve the criminal and regulatory proceedings in Malaysia involving the firm, which includes a guarantee that the Government of Malaysia receives at least $1.4 billion in assets and proceeds from assets seized by governmental authorities around the world related to 1MDB. See Note 18 for further information about this guarantee, including related arbitration proceedings.
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

On December 20, 2018, a putative securities class action lawsuit was filed in the U.S. District Court for the Southern District of New York against Group Inc. and certain former officers of the firm alleging violations of the anti-fraud provisions of the Exchange Act with respect to Group Inc.’s disclosures and public statements concerning 1MDB and seeking unspecified damages. The plaintiff filed the second amended complaint on October 28, 2019. On June 28, 2021, the court dismissed the claims against one of the individual defendants but denied the defendants’ motion to dismiss with respect to the firm and the remaining individual defendants. On August 4, 2023, the plaintiff filed a third amended complaint. On September 29, 2023, the plaintiff moved for class certification.
Mortgage-Related Matters
Beginning in April 2010, a number of purported securities law class actions were filed in the U.S. District Court for the Southern District of New York challenging the adequacy of Group Inc.’s public disclosure of, among other things, the firm’s activities in the collateralized debt obligation market, and the firm’s conflict of interest management.
The consolidated amended complaint filed on July 25, 2011, which named as defendants Group Inc. and certain current and former officers and employees of Group Inc. and its affiliates, generally alleges violations of Sections 10(b) and 20(a) of the Exchange Act and seeks monetary damages. The defendants have moved for summary judgment. On April 7, 2020, the U.S. Court of Appeals for the Second Circuit affirmed the district court’s August 14, 2018 grant of class certification. On June 21, 2021, the United States Supreme Court vacated the judgment of the Second Circuit and remanded the case for further proceedings, and on August 26, 2021, the Second Circuit vacated the district court’s grant of class certification and remanded the case for further proceedings. On December 8, 2021, the district court granted the plaintiffs’ motion for class certification. On March 9, 2022, the Second Circuit granted defendants’ petition seeking interlocutory review of the district court’s grant of class certification and, on August 10, 2023, reversed the district court’s class certification order and remanded with instructions to decertify the class.

Goldman Sachs September 2023 Form 10-Q	92

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

93	Goldman Sachs September 2023 Form 10-Q

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

Goldman Sachs September 2023 Form 10-Q	94

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
Array Technologies, Inc. GS&Co. is among the underwriters named as defendants in a putative securities class action filed on May 14, 2021 in the U.S. District Court for the Southern District of New York relating to Array Technologies, Inc.’s (Array) $1.2 billion October 2020 initial public offering of common stock, $1.3 billion December 2020 offering of common stock and $993 million March 2021 offering of common stock. In addition to the underwriters, the defendants include Array and certain of its officers and directors. GS&Co. underwrote an aggregate of 31,912,213 shares of common stock in the three offerings representing an aggregate offering price of approximately $877 million. On December 7, 2021, the plaintiffs filed an amended consolidated complaint, and on May 19, 2023, the court granted the defendants’ motion to dismiss the amended consolidated complaint. On July 5, 2023, the court denied the plaintiffs’ request for leave to amend the amended consolidated complaint and dismissed the case with prejudice. On August 4, 2023, plaintiffs appealed to the U.S. Court of Appeals for the Second Circuit.
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

95	Goldman Sachs September 2023 Form 10-Q

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
Zymergen Inc. GS&Co. is among the underwriters named as defendants in a putative securities class action filed on August 4, 2021 in the U.S. District Court for the Northern District of California relating to Zymergen Inc.’s (Zymergen) $575 million April 2021 initial public offering of common stock. In addition to the underwriters, the defendants include Zymergen and certain of its officers and directors. GS&Co. underwrote 5,750,345 shares of common stock representing an aggregate offering price of approximately $178 million. On February 24, 2022, the plaintiffs filed an amended complaint, and on November 29, 2022, the court granted in part and denied in part the defendants’ motion to dismiss the amended complaint, denying dismissal of the claims for violations of Section 11 of the Securities Act. On August 11, 2023, the court granted the plaintiffs’ motion for class certification. On October 3, 2023, Zymergen and three affiliates filed Chapter 11 bankruptcy petitions in the U.S. Bankruptcy Court for the District of Delaware.

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

Goldman Sachs September 2023 Form 10-Q	96

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Rivian Automotive Inc. GS&Co. is among the underwriters named as defendants in putative securities class actions filed on March 7, 2022 and February 28, 2023 in the U.S. District Court for the Central District of California and in the Superior Court of the State of California, County of Orange, respectively, relating to Rivian Automotive Inc.’s (Rivian) approximately $13.7 billion November 2021 initial public offering. In addition to the underwriters, the defendants include Rivian and certain of its officers and directors. GS&Co. underwrote 44,733,050 shares of common stock representing an aggregate offering price of approximately $3.5 billion. On March 2, 2023, the plaintiffs in the federal court action filed an amended consolidated complaint, and on July 3, 2023, the court denied the defendants’ motion to dismiss the amended consolidated complaint. On June 30, 2023, the court in the state court action granted the defendants’ motion to dismiss the complaint, and on September 1, 2023, the plaintiffs appealed.
Natera Inc. GS&Co. is among the underwriters named as defendants in putative securities class actions in New York Supreme Court, County of New York and the U.S. District Court for the Western District of Texas filed on March 10, 2022 and October 7, 2022, respectively, relating to Natera Inc.’s (Natera) approximately $585 million July 2021 public offering of common stock. In addition to the underwriters, the defendants include Natera and certain of its officers and directors. GS&Co. underwrote 1,449,000 shares of common stock representing an aggregate offering price of approximately $164 million. On July 15, 2022, the parties in the state court action filed a stipulation and proposed order approving the discontinuance of the action without prejudice. On September 11, 2023, the federal court granted in part and denied in part the defendants’ motion to dismiss.
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

ON24, Inc. GS&Co. is among the underwriters named as defendants in a putative securities class action filed on November 3, 2021 in the U.S. District Court for the Northern District of California relating to ON24, Inc.’s (ON24) approximately $492 million February 2021 initial public offering of common stock. In addition to the underwriters, the defendants include ON24 and certain of its officers and directors, including a director who was a Managing Director of GS&Co. at the time of the initial public offering. GS&Co. underwrote 3,616,785 shares of common stock representing an aggregate offering price of approximately $181 million. On March 18, 2022, the plaintiffs filed a consolidated complaint, and on July 7, 2023, the court granted the defendants’ motion to dismiss the consolidated complaint with leave to amend. On September 1, 2023, the plaintiffs filed an amended consolidated complaint, and on October 16, 2023, the defendants moved to dismiss the amended consolidated complaint.
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

97	Goldman Sachs September 2023 Form 10-Q

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
Reata Pharmaceuticals, Inc. GS&Co. is among the underwriters named as defendants in a consolidated amended complaint for a putative securities class action filed on June 21, 2022 in the U.S. District Court for the Eastern District of Texas relating to Reata Pharmaceuticals, Inc.’s (Reata) approximately $282 million December 2020 public offering of common stock. In addition to the underwriters, the defendants include Reata and certain of its officers and directors. GS&Co. underwrote 1,000,000 shares of common stock representing an aggregate offering price of approximately $141 million. On September 7, 2022, the defendants moved to dismiss the consolidated amended complaint. In October 2023, the parties reached a settlement, subject to court approval, to resolve this action. The settlement would not require a contribution from GS&Co.

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
17 Education & Technology Group Inc. GS Asia is among the underwriters named as defendants in a putative securities class action filed on July 19, 2022 in the U.S. District Court for the Central District of California and transferred to the U.S. District Court for the Southern District of New York in November 2022 relating to 17 Education & Technology Group Inc.’s (17EdTech) approximately $331 million December 2020 initial public offering of ADS. In addition to the underwriters, the defendants include 17EdTech and certain of its officers and directors. GS Asia underwrote 12,604,000 ADS representing an aggregate offering price of approximately $132 million. On January 31, 2023, the plaintiffs filed an amended complaint. On March 31, 2023, the defendants moved to dismiss the amended complaint. On August 3, 2023, the plaintiffs filed objections with the district court to the Magistrate Judge’s July 20, 2023 report recommending that the defendants’ motion to dismiss the amended complaint be granted.
LifeStance Health Group, Inc. GS&Co. is among the underwriters named as defendants in a putative securities class action filed on August 10, 2022 in the U.S. District Court for the Southern District of New York relating to LifeStance Health Group, Inc.’s (LifeStance) approximately $828 million June 2021 initial public offering of common stock. In addition to the underwriters, the defendants include LifeStance and certain of its officers and directors. GS&Co. underwrote 10,580,000 shares of common stock representing an aggregate offering price of approximately $190 million. On December 19, 2022, the plaintiffs filed an amended complaint, and on April 10, 2023, the defendants’ motion to dismiss the amended complaint was denied. On September 7, 2023, the court granted the plaintiffs’ motion for class certification. On October 25, 2023, the court preliminarily approved a settlement, which would not require a contribution from GS&Co.

Goldman Sachs September 2023 Form 10-Q	98

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
Yatsen Holding Limited. GS Asia is among the underwriters named as defendants in a putative securities class action filed on September 23, 2022 in the U.S. District Court for the Southern District of New York relating to Yatsen Holding Limited’s (Yatsen) approximately $617 million November 2020 initial public offering of ADS. In addition to the underwriters, the defendants include Yatsen and certain of its officers and directors. GS Asia underwrote 22,912,500 ADS representing an aggregate offering price of approximately $241 million. On October 4, 2023, the plaintiffs filed an amended complaint.

Rent the Runway, Inc. GS&Co. is among the underwriters named as defendants in a putative securities class action filed on November 14, 2022 in the U.S. District Court for the Eastern District of New York relating to Rent the Runway, Inc.’s (Rent the Runway) $357 million October 2021 initial public offering of common stock. In addition to the underwriters, the defendants include Rent the Runway and certain of its officers and directors. GS&Co. underwrote 5,254,304 shares of common stock representing an aggregate offering price of approximately $110 million. On September 5, 2023, the plaintiffs filed an amended complaint, and on October 20, 2023, the defendants served a motion to dismiss the amended complaint.
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

99	Goldman Sachs September 2023 Form 10-Q

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
F45 Training Holdings Inc. GS&Co. is among the underwriters named as defendants in an amended complaint for a putative securities class action filed on May 19, 2023 in the U.S. District Court for the Western District of Texas relating to F45 Training Holdings Inc.’s (F45) approximately $350 million July 2021 initial public offering of common stock. In addition to the underwriters, the defendants include F45, certain of its officers and directors and certain of its shareholders. GS&Co. acted as a qualified independent underwriter for the offering and underwrote 8,303,744 shares of common stock representing an aggregate offering price of approximately $133 million. On August 7, 2023, the defendants filed a motion to dismiss the amended complaint.
Olaplex Holdings, Inc. GS&Co. is among the underwriters named as defendants in a putative securities class action filed on April 28, 2023 in the U.S. District Court for the Central District of California relating to Olaplex Holdings, Inc.’s (Olaplex) approximately $1.8 billion September 2021 initial public offering of common stock. In addition to the underwriters, the defendants include Olaplex, certain of its officers and directors and selling shareholders. GS&Co. underwrote 19,419,420 shares of common stock representing an aggregate offering price of approximately $408 million. On June 22, 2023, the plaintiffs filed a revised consolidated complaint. On July 19, 2023, the defendants moved to dismiss the revised consolidated complaint.
Investment Management Services
Group Inc. and certain of its affiliates are parties to various civil litigation and arbitration proceedings and other disputes with clients relating to losses allegedly sustained as a result of the firm’s investment management services. These claims generally seek, among other things, restitution or other compensatory damages and, in some cases, punitive damages.

Goldman Sachs September 2023 Form 10-Q	100

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Securities Lending Antitrust Litigation
Group Inc. and GS&Co. were among the defendants named in a putative antitrust class action and three individual actions relating to securities lending practices filed in the U.S. District Court for the Southern District of New York beginning in August 2017. The complaints generally assert claims under federal and state antitrust law and state common law in connection with an alleged conspiracy among the defendants to preclude the development of electronic platforms for securities lending transactions. The individual complaints also assert claims for tortious interference with business relations and under state trade practices law and, in the second and third individual actions, unjust enrichment under state common law. The complaints seek declaratory and injunctive relief, as well as unspecified amounts of compensatory, treble, punitive and other damages. Group Inc. was voluntarily dismissed from the putative class action on January 26, 2018. Defendants’ motion to dismiss the class action complaint was denied on September 27, 2018. Defendants’ motion to dismiss the first individual action was granted on August 7, 2019. On September 30, 2021, the defendants’ motion to dismiss the second and third individual actions, which were consolidated in June 2019, was granted, and on March 24, 2023, the U.S. Court of Appeals for the Second Circuit affirmed the dismissal. On June 30, 2022, the Magistrate Judge recommended that the plaintiffs’ motion for class certification in the putative class action be granted in part and denied in part. On August 15, 2022, the plaintiffs and defendants filed objections to the Magistrate Judge’s report and recommendation with the district court. On September 1, 2023, the court preliminarily approved a settlement among the plaintiffs and certain defendants, including the firm, to resolve this action. The firm had reserved the full amount of its proposed contribution to the settlement.

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
GS&Co. is also among the defendants named in a related putative class action filed on June 2, 2021 in the U.S. District Court for the Southern District of New York. The complaint alleges the same conspiracy in the market for VRDOs as that alleged in the consolidated amended complaint filed on May 31, 2019, and asserts federal antitrust law, state law and state common law claims against the defendants. The complaint seeks declaratory and injunctive relief, as well as unspecified amounts of compensatory, treble and other damages. On August 6, 2021, plaintiffs in the May 31, 2019 action filed an amended complaint consolidating the June 2, 2021 action with the May 31, 2019 action. On September 14, 2021, defendants filed a joint partial motion to dismiss the August 6, 2021 amended consolidated complaint. On June 28, 2022, the court granted in part and denied in part the defendants’ motion to dismiss, dismissing the state breach of fiduciary duty claim against GS&Co., but declining to dismiss any portion of the federal antitrust law claims. On September 21, 2023, the court granted the plaintiffs’ motion for class certification.

101	Goldman Sachs September 2023 Form 10-Q

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

Commodities-Related Litigation
GSI is among the defendants named in putative class actions relating to trading in platinum and palladium, filed beginning on November 25, 2014 and most recently amended on May 15, 2017, in the U.S. District Court for the Southern District of New York. The amended complaint generally alleges that the defendants violated federal antitrust laws and the Commodity Exchange Act in connection with an alleged conspiracy to manipulate a benchmark for physical platinum and palladium prices and seek declaratory and injunctive relief, as well as treble damages in an unspecified amount. On March 29, 2020, the court granted the defendants’ motions to dismiss and for reconsideration, resulting in the dismissal of all claims, and on February 27, 2023, the U.S. Court of Appeals for the Second Circuit reversed the district court’s dismissal of certain plaintiffs’ antitrust claims and vacated the district court’s dismissal of the plaintiffs’ Commodity Exchange Act claim. On April 12, 2023, the defendants’ petition for rehearing or rehearing en banc with the U.S. Court of Appeals for the Second Circuit was denied. On July 21, 2023, the defendants filed a motion for judgment on the pleadings.
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

Goldman Sachs September 2023 Form 10-Q	102

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

Credit Default Swap Antitrust Litigation
Group Inc., GS&Co. and GSI were among the defendants named in a putative antitrust class action relating to the settlement of credit default swaps, filed on June 30, 2021 in the U.S. District Court for the District of New Mexico. The complaint generally asserts claims under federal antitrust law and the Commodity Exchange Act in connection with an alleged conspiracy among the defendants to manipulate the benchmark price used to value credit default swaps for settlement. The complaint also asserts a claim for unjust enrichment under state common law. The complaint seeks declaratory and injunctive relief, as well as unspecified amounts of treble and other damages. On November 15, 2021, the defendants filed a motion to dismiss the complaint. On February 4, 2022, the plaintiffs filed an amended complaint and voluntarily dismissed Group Inc. from the action. On June 5, 2023, the court dismissed the claims against certain foreign defendants for lack of personal jurisdiction but denied the defendants’ motion to dismiss with respect to GS&Co., GSI and the remaining defendants.
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

103	Goldman Sachs September 2023 Form 10-Q

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
The firm is cooperating with all such governmental and regulatory investigations and reviews.

Goldman Sachs September 2023 Form 10-Q	104

Report of Independent Registered Public
Accounting Firm
To the Board of Directors and Shareholders of The Goldman Sachs Group, Inc.:
Results of Review of Interim Financial Statements
We have reviewed the accompanying consolidated balance sheet of The Goldman Sachs Group, Inc. and its subsidiaries (the Company) as of September 30, 2023, the related consolidated statements of earnings, comprehensive income and changes in shareholders’ equity for the three and nine month periods ended September 30, 2023 and 2022, and the consolidated statements of cash flows for the nine month periods ended September 30, 2023 and 2022, including the related notes (collectively referred to as the “interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.
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
/s/ PricewaterhouseCoopers LLP
New York, New York
November 3, 2023

105	Goldman Sachs September 2023 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Statistical Disclosures
Distribution of Assets, Liabilities and Shareholders’ Equity
The tables below present information about average balances, interest and average interest rates.

	Average Balance for the
	Three Months		Nine Months
	Ended September		Ended September
$ in millions	2023	2022	2023	2022
Assets
U.S.	$140,127	$168,084	$138,467	$149,241
Non-U.S.	130,387	120,200	127,841	112,938
Deposits with banks	270,514	288,284	266,308	262,179
U.S.	210,743	227,090	206,090	249,144
Non-U.S.	155,246	174,042	161,926	173,144
Collateralized agreements	365,989	401,132	368,016	422,288
U.S.	209,673	165,218	196,817	163,125
Non-U.S.	147,591	125,816	140,177	127,958
Trading assets	357,264	291,034	336,994	291,083
U.S.	126,566	106,377	120,499	90,758
Non-U.S.	15,049	13,569	15,138	15,069
Investments	141,615	119,946	135,637	105,827
U.S.	154,948	150,531	154,604	141,455
Non-U.S.	18,777	21,543	19,663	22,861
Loans	173,725	172,074	174,267	164,316
U.S.	85,503	91,188	88,061	98,721
Non-U.S.	54,623	68,052	56,507	64,623
Other interest-earning assets	140,126	159,240	144,568	163,344
Interest-earning assets	1,449,233	1,431,710	1,425,790	1,409,037
Cash and due from banks	5,508	7,619	6,330	8,053
Other non-interest-earning assets	102,421	140,926	110,822	140,390
Assets	$1,557,162	$1,580,255	$1,542,942	$1,557,480

Liabilities
U.S.	$307,812	$316,845	$304,903	$300,297
Non-U.S.	85,904	71,787	79,661	75,102
Interest-bearing deposits	393,716	388,632	384,564	375,399
U.S.	166,256	106,562	148,679	110,478
Non-U.S.	102,897	89,191	93,525	87,584
Collateralized financings	269,153	195,753	242,204	198,062
U.S.	58,727	90,801	63,401	84,748
Non-U.S.	77,769	83,924	74,885	86,175
Trading liabilities	136,496	174,725	138,286	170,923
U.S.	50,022	36,371	46,391	32,875
Non-U.S.	25,974	30,263	26,483	29,788
Short-term borrowings	75,996	66,634	72,874	62,663
U.S.	190,429	218,298	200,382	224,555
Non-U.S.	44,613	39,900	44,774	36,047
Long-term borrowings	235,042	258,198	245,156	260,602
U.S.	144,973	166,913	152,537	167,553
Non-U.S.	93,142	100,113	95,673	98,679
Other interest-bearing liabilities	238,115	267,026	248,210	266,232
Interest-bearing liabilities	1,348,518	1,350,968	1,331,294	1,333,881
Non-interest-bearing deposits	4,731	4,509	4,750	4,875
Other non-interest-bearing liabilities	87,615	106,765	90,261	103,306
Liabilities	1,440,864	1,462,242	1,426,305	1,442,062
Shareholders’ equity
Preferred stock	10,953	10,703	10,803	10,703
Common stock	105,345	107,310	105,834	104,715
Shareholders’ equity	116,298	118,013	116,637	115,418
Liabilities and shareholders’ equity	$1,557,162	$1,580,255	$1,542,942	$1,557,480
Percentage attributable to non-U.S. operations
Interest-earning assets	36.00%	36.55%	36.56%	36.66%
Interest-bearing liabilities	31.91%	30.73%	31.17%	30.99%

	Interest for the
	Three Months		Nine Months
	Ended September		Ended September
$ in millions	2023	2022	2023	2022
Assets
U.S.	$1,911	$958	$5,522	$1,330
Non-U.S.	1,154	149	2,809	62
Deposits with banks	3,065	1,107	8,331	1,392
U.S.	2,892	1,176	8,028	1,448
Non-U.S.	1,395	366	3,716	264
Collateralized agreements	4,287	1,542	11,744	1,712
U.S.	1,482	843	3,958	2,282
Non-U.S.	740	491	2,032	1,269
Trading assets	2,222	1,334	5,990	3,551
U.S.	788	458	2,129	1,027
Non-U.S.	213	120	600	406
Investments	1,001	578	2,729	1,433
U.S.	3,403	2,212	9,760	5,160
Non-U.S.	394	275	1,182	777
Loans	3,797	2,487	10,942	5,937
U.S.	2,299	972	6,136	1,777
Non-U.S.	1,586	530	4,159	811
Other interest-earning assets	3,885	1,502	10,295	2,588
Interest-earning assets	$18,257	$8,550	$50,031	$16,613
Liabilities
U.S.	$3,580	$1,568	$9,900	$2,522
Non-U.S.	853	243	2,059	453
Interest-bearing deposits	4,433	1,811	11,959	2,975
U.S.	2,526	718	6,291	998
Non-U.S.	1,109	272	2,840	310
Collateralized financings	3,635	990	9,131	1,308
U.S.	246	217	692	649
Non-U.S.	387	296	1,077	778
Trading liabilities	633	513	1,769	1,427
U.S.	305	110	778	241
Non-U.S.	12	42	70	92
Short-term borrowings	317	152	848	333
U.S.	2,842	1,471	8,090	3,333
Non-U.S.	71	32	195	100
Long-term borrowings	2,913	1,503	8,285	3,433
U.S.	3,124	887	8,226	728
Non-U.S.	1,655	651	4,801	805
Other interest-bearing liabilities	4,779	1,538	13,027	1,533
Interest-bearing liabilities	$16,710	$6,507	$45,019	$11,009
Net interest income
U.S.	$152	$1,648	$1,556	$4,553
Non-U.S.	1,395	395	3,456	1,051
Net interest income	$1,547	$2,043	$5,012	$5,604

Goldman Sachs September 2023 Form 10-Q	106

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Statistical Disclosures

	Annualized Average Rate for the
	Three Months		Nine Months
	Ended September		Ended September
	2023	2022	2023	2022
Assets
U.S.	5.46%	2.26%	5.32%	1.19%
Non-U.S.	3.54%	0.49%	2.93%	0.07%
Deposits with banks	4.53%	1.52%	4.17%	0.71%
U.S.	5.49%	2.05%	5.19%	0.77%
Non-U.S.	3.59%	0.83%	3.06%	0.20%
Collateralized agreements	4.69%	1.52%	4.25%	0.54%
U.S.	2.83%	2.02%	2.68%	1.87%
Non-U.S.	2.01%	1.54%	1.93%	1.32%
Trading assets	2.49%	1.81%	2.37%	1.63%
U.S.	2.49%	1.70%	2.36%	1.51%
Non-U.S.	5.66%	3.50%	5.28%	3.59%
Investments	2.83%	1.91%	2.68%	1.81%
U.S.	8.78%	5.81%	8.42%	4.86%
Non-U.S.	8.39%	5.05%	8.02%	4.53%
Loans	8.74%	5.72%	8.37%	4.82%
U.S.	10.76%	4.22%	9.29%	2.40%
Non-U.S.	11.61%	3.08%	9.81%	1.67%
Other interest-earning assets	11.09%	3.73%	9.49%	2.11%
Interest-earning assets	5.04%	2.36%	4.68%	1.57%
Liabilities
U.S.	4.65%	1.96%	4.33%	1.12%
Non-U.S.	3.97%	1.34%	3.45%	0.80%
Interest-bearing deposits	4.50%	1.84%	4.15%	1.06%
U.S.	6.08%	2.67%	5.64%	1.20%
Non-U.S.	4.31%	1.21%	4.05%	0.47%
Collateralized financings	5.40%	2.00%	5.03%	0.88%
U.S.	1.68%	0.95%	1.46%	1.02%
Non-U.S.	1.99%	1.40%	1.92%	1.20%
Trading liabilities	1.85%	1.16%	1.71%	1.11%
U.S.	2.44%	1.20%	2.24%	0.98%
Non-U.S.	0.18%	0.55%	0.35%	0.41%
Short-term borrowings	1.67%	0.90%	1.55%	0.71%
U.S.	5.97%	2.67%	5.38%	1.98%
Non-U.S.	0.64%	0.32%	0.58%	0.37%
Long-term borrowings	4.96%	2.30%	4.51%	1.76%
U.S.	8.62%	2.10%	7.19%	0.58%
Non-U.S.	7.11%	2.57%	6.69%	1.09%
Other interest-bearing liabilities	8.03%	2.28%	7.00%	0.77%
Interest-bearing liabilities	4.96%	1.91%	4.51%	1.10%
Interest rate spread	0.08%	0.45%	0.17%	0.47%
U.S.	0.07%	0.72%	0.23%	0.68%
Non-U.S.	1.07%	0.30%	0.88%	0.27%
Net yield on interest-earning assets	0.43%	0.56%	0.47%	0.53%
In the tables above:
•Assets, liabilities and interest are classified as U.S. and non-U.S. based on the location of the legal entity in which the assets and liabilities are held.
•Derivative instruments and commodities are included in other non-interest-earning assets and other non-interest-bearing liabilities.
•Average collateralized agreements included $174.40 billion of resale agreements and $191.59 billion of securities borrowed for the three months ended September 2023, $201.70 billion of resale agreements and $199.43 billion of securities borrowed for the three months ended September 2022, $175.00 billion of resale agreements and $193.01 billion of securities borrowed for the nine months ended September 2023, and $228.21 billion of resale agreements and $194.08 billion of securities borrowed for the nine months ended September 2022.
•Other interest-earning assets primarily consists of certain receivables from customers and counterparties.
•Collateralized financings included $215.00 billion of repurchase agreements and $54.15 billion of securities loaned for the three months ended September 2023, $158.89 billion of repurchase agreements and $36.86 billion of securities loaned for the three months ended September 2022, $195.28 billion of repurchase agreements and $46.92 billion of securities loaned for the nine months ended September 2023, and $156.99 billion of repurchase agreements and $41.07 billion of securities loaned for the nine months ended September 2022.
•Substantially all other interest-bearing liabilities consists of certain payables to customers and counterparties.
•Interest rates for borrowings include the effects of interest rate swaps accounted for as hedges.
•Loans exclude loans held for sale that are accounted for at the lower of cost or fair value. Such loans are included within other interest-earning assets.
•Short- and long-term borrowings include both secured and unsecured borrowings.

107	Goldman Sachs September 2023 Form 10-Q

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
This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2022. References to “the 2022 Form 10-K” are to our Annual Report on Form 10-K for the year ended December 31, 2022. References to “this Form 10-Q” are to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2023. All references to “the consolidated financial statements” or “Statistical Disclosures” are to Part I, Item 1 of this Form 10-Q. The consolidated financial statements are unaudited. All references to September 2023, June 2023 and September 2022 refer to our periods ended, or the dates, as the context requires, September 30, 2023, June 30, 2023 and September 30, 2022, respectively. All references to December 2022 refer to the date December 31, 2022. Any reference to a future year refers to a year ending on December 31 of that year. Certain reclassifications have been made to previously reported amounts to conform to the current presentation.

Executive Overview
Three Months Ended September 2023 versus September 2022. We generated net earnings of $2.06 billion for the third quarter of 2023, compared with $3.07 billion for the third quarter of 2022. Diluted earnings per common share (EPS) was $5.47 for the third quarter of 2023, compared with $8.25 for the third quarter of 2022. Annualized return on average common shareholders’ equity (ROE) was 7.1% for the third quarter of 2023, compared with 11.0% for the third quarter of 2022. Book value per common share was $313.83 as of September 2023, 1.5% higher compared with June 2023 and 3.4% higher compared with December 2022.
Net revenues were $11.82 billion for the third quarter of 2023, essentially unchanged compared with the third quarter of 2022, reflecting significantly lower net revenues in Asset & Wealth Management, offset by higher net revenues in Global Banking & Markets and Platform Solutions. Net revenues in Asset & Wealth Management primarily reflected net losses in Equity investments compared with net gains in the prior year period, partially offset by higher Management and other fees. Net revenues in Global Banking & Markets reflected improved results in Other and higher net revenues in Equities, partially offset by lower net revenues in Fixed Income, Currency and Commodities (FICC) compared with a strong prior year period. Net revenues in Platform Solutions reflected significantly higher net revenues in Consumer platforms.
Provision for credit losses was $7 million for the third quarter of 2023, compared with $515 million for the third quarter of 2022. Provisions for the third quarter of 2023 reflected net provisions related to both the credit card portfolio (primarily driven by net charge-offs) and wholesale loans (driven by impairments, partially offset by a reserve reduction based on increased stability in the macroeconomic environment), offset by a net release related to the GreenSky, Inc. (GreenSky) loan portfolio (including a reserve reduction related to the transfer of the portfolio to held for sale). Provisions for the third quarter of 2022 primarily reflected consumer portfolio growth, net charge-offs and the impact of continued broad concerns on the macroeconomic outlook.

Goldman Sachs September 2023 Form 10-Q	108

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
Operating expenses were $9.05 billion for the third quarter of 2023, 18% higher than the third quarter of 2022, primarily due to higher compensation and benefits expenses (reflecting an increase in the quarter in the year-to-date ratio of compensation and benefits to net revenues, net of provision for credit losses, and a reduction in the year-to-date ratio in the prior year period), a $506 million write-down of identifiable intangible assets related to GreenSky and impairments of $358 million related to commercial real estate included within consolidated investment entities. Our efficiency ratio (total operating expenses divided by total net revenues) was 76.6% for the third quarter of 2023, compared with 64.3% for the third quarter of 2022.
During the quarter, we returned a total of $2.44 billion of capital to common shareholders, including common stock repurchases of $1.50 billion and common stock dividends of $937 million. As of September 2023, our Common Equity Tier 1 (CET1) capital ratio was 14.8% under both the Standardized and Advanced Capital Rules. See Note 20 to the consolidated financial statements for further information about our capital ratios.
Nine Months Ended September 2023 versus September 2022. We generated net earnings of $6.51 billion for the first nine months of 2023, compared with $9.94 billion for the first nine months of 2022. Diluted EPS was $17.39 for the first nine months of 2023, compared with $26.71 for the first nine months of 2022. Annualized ROE was 7.6% for the first nine months of 2023, compared with 12.2% for the first nine months of 2022.
Net revenues were $34.94 billion for the first nine months of 2023, 5% lower than the first nine months of 2022, reflecting lower net revenues in Global Banking & Markets and slightly lower net revenues in Asset & Wealth Management, partially offset by higher net revenues in Platform Solutions. Net revenues in Global Banking & Markets reflected lower net revenues in FICC compared with a strong prior year period and lower Investment banking fees. Net revenues in Asset & Wealth Management reflected net losses in Equity investments compared with net gains in the prior year period and significantly lower Incentive fees, partially offset by higher Management and other fees and higher net revenues in Private banking and lending. Net revenues in Platform Solutions reflected significantly higher net revenues in Consumer platforms.

Provision for credit losses was $451 million for the first nine months of 2023, compared with $1.74 billion for the first nine months of 2022. Provisions for the first nine months of 2023 reflected net provisions related to both the credit card portfolio (primarily driven by net charge-offs) and wholesale loans (primarily driven by impairments), partially offset by a reserve reduction related to the sale of substantially all of the Marcus loans portfolio and a net release related to the GreenSky loan portfolio (including a reserve reduction related to the transfer of the portfolio to held for sale). Provisions for the first nine months of 2022 primarily reflected consumer portfolio growth (primarily in credit cards) and the impact of broad macroeconomic and geopolitical concerns.
Operating expenses were $26.00 billion for the first nine months of 2023, 13% higher than the first nine months of 2022, primarily due to impairments of $1.20 billion related to commercial real estate included within consolidated investment entities, higher compensation and benefits expenses, a $506 million write-down related to GreenSky and an impairment of goodwill of $504 million related to Consumer platforms. Our efficiency ratio was 74.4% for the first nine months of 2023, compared with 62.7% for the first nine months of 2022.
During the first nine months of 2023, we returned a total of $7.47 billion of capital to common shareholders, including common stock repurchases of $4.80 billion and common stock dividends of $2.67 billion.
Business Environment
During the third quarter of 2023, the operating environment was generally characterized by continued broad macroeconomic concerns, including the outlook for economic growth and global central bank policy. Early in the quarter, there were positive developments in inflation and labor market measures, however indicators later in the quarter led to market expectations of higher interest rates for a longer period. In addition, geopolitical stresses, including the war in Ukraine and ongoing tensions with China, remained elevated. These factors contributed to higher yields on 10-year government bonds and lower global equity prices compared with the end of the second quarter of 2023, while the commercial real estate market remained under pressure.
In October 2023, geopolitical tensions escalated with the conflict in the Middle East, which has elevated the uncertainty of economic growth and stability in the U.S. and around the world. There also remains uncertainty and concerns about global central bank policy, inflation, the commercial real estate sector and potential increases in regulatory capital requirements. See “Results of Operations — Segment Assets and Operating Results — Segment Operating Results” for further information about the operating environment for each of our business segments.

109	Goldman Sachs September 2023 Form 10-Q

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

Instruments classified in level 3 of the fair value hierarchy are those which require one or more significant inputs that are not observable. Level 3 financial assets represented 1.6% as of September 2023, 1.7% as of June 2023 and 1.8% as of December 2022 of our total assets. See Notes 4 and 5 to the consolidated financial statements for further information about level 3 financial assets, including changes in level 3 financial assets and related fair value measurements. Absent evidence to the contrary, instruments classified in level 3 of the fair value hierarchy are initially valued at transaction price, which is considered to be the best initial estimate of fair value. Subsequent to the transaction date, we use other methodologies to determine fair value, which vary based on the type of instrument. Estimating the fair value of level 3 financial instruments requires judgments to be made. These judgments include:
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

Goldman Sachs September 2023 Form 10-Q	110

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

111	Goldman Sachs September 2023 Form 10-Q

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
To estimate the potential impact of an adverse macroeconomic environment on our allowance for credit losses, we, among other things, compared the expected credit losses under the weighted average forecast used in the calculation of allowance for credit losses as of September 2023 (which was weighted towards the baseline and adverse economic scenarios) to the expected credit losses under a 100% weighted adverse economic scenario. The adverse economic scenario of the forecast model reflects a global recession in the fourth quarter of 2023 through the third quarter of 2024, resulting in an economic contraction and rising unemployment rates. A 100% weighting to the adverse economic scenario would have resulted in an approximate $0.8 billion increase in our allowance for credit losses as of September 2023. This hypothetical increase does not take into consideration any potential adjustments to qualitative reserves. The forecasts of macroeconomic conditions are inherently uncertain and do not take into account any other offsetting or correlated effects. The actual credit loss in an adverse macroeconomic environment may differ significantly from this estimate. See Note 9 to the consolidated financial statements for further information about the allowance for credit losses.
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
A substantial portion of our compensation and benefits represents discretionary compensation, which is finalized at year-end. We believe the most appropriate way to allocate estimated year-end discretionary compensation among interim periods is in proportion to the net revenues, net of provision for credit losses, earned in such periods. In addition to the level of net revenues, net of provision for credit losses, our overall compensation expense in any given year is also influenced by, among other factors, overall financial performance, prevailing labor markets, business mix, the structure of our share-based compensation programs and the external environment.

Goldman Sachs September 2023 Form 10-Q	112

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
Goodwill is assessed for impairment annually in the fourth quarter or more frequently if events occur or circumstances change that indicate an impairment may exist. When assessing goodwill for impairment, first, a qualitative assessment can be made to determine whether it is more likely than not that the estimated fair value of a reporting unit is less than its carrying value. If the results of the qualitative assessment are not conclusive, a quantitative goodwill test is performed. Alternatively, a quantitative goodwill test can be performed without performing a qualitative assessment. Estimating the fair value of our reporting units requires judgment. Critical inputs to the fair value estimates include projected earnings and allocated equity. There is inherent uncertainty in the projected earnings. The carrying value of each reporting unit reflects an allocation of total shareholders’ equity and represents the estimated amount of total shareholders’ equity required to support the activities of the reporting unit under currently applicable regulatory capital requirements. During the second quarter of 2023, in connection with the exploration of a potential sale of GreenSky, we performed a quantitative goodwill test and determined that the goodwill associated with Consumer platforms was impaired, and accordingly, recorded a $504 million impairment. See Note 12 to the consolidated financial statements for further information about goodwill. If we experience a prolonged or severe period of weakness in the business environment, financial markets, the performance of one or more of our reporting units or our common stock price, or additional increases in capital requirements, our goodwill could be impaired in the future.
Identifiable intangible assets are tested for impairment when events or changes in circumstances suggest that an asset’s or asset group’s carrying value may not be fully recoverable. Judgment is required to evaluate whether indications of potential impairment have occurred, and to test identifiable intangible assets for impairment, if required. An impairment is recognized if the estimated undiscounted cash flows relating to the asset or asset group is less than the corresponding carrying value. In the third quarter of 2023, in connection with the planned sale of GreenSky, we classified the related identifiable intangible assets, loans and other assets and associated liabilities as held for sale and recognized a $506 million write-down. See Note 12 to the consolidated financial statements for further information about identifiable intangible assets.

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

113	Goldman Sachs September 2023 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
Financial Overview
The table below presents an overview of our financial results and selected financial ratios.

	Three Months Ended September		Nine Months Ended September
$ in millions, except per share amounts	2023	2022	2023	2022
Net revenues	$11,817	$11,975	$34,936	$36,772
Pre-tax earnings	$2,756	$3,756	$8,485	$11,956
Net earnings	$2,058	$3,069	$6,508	$9,935
Net earnings to common	$1,882	$2,962	$6,040	$9,579
Diluted EPS	$5.47	$8.25	$17.39	$26.71
ROE	7.1%	11.0%	7.6%	12.2%
ROTE	7.7%	12.0%	8.2%	13.1%
Net earnings to average assets	0.5%	0.8%	0.6%	0.9%
Return on shareholders’ equity	7.1%	10.4%	7.4%	11.5%
Average equity to average assets	7.5%	7.5%	7.6%	7.4%
Dividend payout ratio	50.3%	30.3%	44.6%	24.3%
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

	Average for the
	Three Months Ended September		Nine Months Ended September
$ in millions	2023	2022	2023	2022
Total shareholders’ equity	$116,298	$118,013	$116,637	$115,418
Preferred stock	(10,953)	(10,703)	(10,803)	(10,703)
Common shareholders’ equity	105,345	107,310	105,834	104,715
Goodwill	(5,934)	(6,242)	(6,218)	(5,546)
Identifiable intangible assets	(1,764)	(1,987)	(1,888)	(1,463)
Tangible common shareholders’ equity	$97,647	$99,081	$97,728	$97,706
•Net earnings to average assets is calculated by dividing annualized net earnings by average total assets.
•Return on shareholders’ equity is calculated by dividing annualized net earnings by average monthly shareholders’ equity.
•Average equity to average assets is calculated by dividing average total shareholders’ equity by average total assets.
•Dividend payout ratio is calculated by dividing dividends declared per common share by diluted EPS.
Net Revenues
The table below presents our net revenues by line item.

	Three Months Ended September		Nine Months Ended September
$ in millions	2023	2022	2023	2022
Investment banking	$1,555	$1,544	$4,565	$5,487
Investment management	2,409	2,283	7,054	6,747
Commissions and fees	883	992	2,864	3,066
Market making	4,958	4,641	14,742	15,583
Other principal transactions	465	472	699	285
Total non-interest revenues	10,270	9,932	29,924	31,168
Interest income	18,257	8,550	50,031	16,613
Interest expense	16,710	6,507	45,019	11,009
Net interest income	1,547	2,043	5,012	5,604
Total net revenues	$11,817	$11,975	$34,936	$36,772
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

Goldman Sachs September 2023 Form 10-Q	114

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
Operating Environment. During the third quarter of 2023, the operating environment was generally characterized by continued broad macroeconomic concerns, including the outlook for economic growth and global central bank policy, and elevated geopolitical stresses. These factors contributed to a decline in market-making activity levels and weighed on industry-wide investment banking activity levels. Additionally, global equity and bond prices were generally lower compared with the end of the second quarter of 2023, while the commercial real estate market remained under pressure. In the U.S., inflationary measures improved, the rate of unemployment remained low and the pace of growth in consumer spending increased compared with the second quarter of 2023.
If uncertainty and concerns about geopolitical tensions and the economic outlook remain elevated or grow, including those about global central bank policy, inflation, the commercial real estate sector, and potential increases in regulatory capital requirements, it may lead to a further decline in asset prices, a further decline in market-making activity levels, or a decline in investment banking activity levels, and net revenues and provision for credit losses would likely be negatively impacted. See “Segment Assets and Operating Results — Segment Operating Results” for information about the operating environment and material trends and uncertainties that may impact our results of operations.
Three Months Ended September 2023 versus September 2022. Net revenues in the consolidated statements of earnings were $11.82 billion for the third quarter of 2023, essentially unchanged compared with the third quarter of 2022, reflecting significantly lower net interest income and lower commissions and fees, offset by higher market making revenues and investment management revenues.
Non-Interest Revenues. Investment banking revenues in the consolidated statements of earnings were $1.56 billion for the third quarter of 2023, essentially unchanged compared with the third quarter of 2022, due to higher revenues in debt underwriting, primarily driven by leveraged finance activity, and higher revenues in equity underwriting, primarily from initial public offerings, offset by lower revenues in advisory, reflecting a decline in completed mergers and acquisitions transactions.
Investment management revenues in the consolidated statements of earnings were $2.41 billion for the third quarter of 2023, 6% higher than the third quarter of 2022, due to higher management and other fees, primarily reflecting the impact of higher average assets under supervision (AUS).
Commissions and fees in the consolidated statements of earnings were $883 million for the third quarter of 2023, 11% lower than the third quarter of 2022, primarily reflecting the impact of GreenSky in the prior year period.
Market making revenues in the consolidated statements of earnings were $4.96 billion for the third quarter of 2023, 7% higher than the third quarter of 2022, reflecting significantly higher revenues in financing, partially offset by lower revenues in intermediation. The increase from financing activities reflected significantly higher revenues in equity financing products. The decrease from intermediation activities reflected significantly lower revenues in commodities, equity derivatives and currencies, partially offset by significantly improved results in mortgages and higher revenues in interest rate products.
Other principal transactions revenues in the consolidated statements of earnings were $465 million for the third quarter of 2023, essentially unchanged compared with the third quarter of 2022, reflecting significantly lower net revenues from equity investments, largely offset by net gains from derivatives related to our borrowings and significantly improved results in relationship lending and acquisition financing activities.
Net Interest Income. Net interest income in the consolidated statements of earnings was $1.55 billion for the third quarter of 2023, 24% lower than the third quarter of 2022, reflecting a significant increase in interest expense primarily related to other interest-bearing liabilities, collateralized financings, deposits, and borrowings, each reflecting the impact of higher average interest rates. The increase in interest expense was largely offset by a significant increase in interest income primarily related to collateralized agreements, other interest-earning assets, deposits with banks and loans, each reflecting the impact of higher average interest rates. See “Statistical Disclosures — Distribution of Assets, Liabilities and Shareholders’ Equity” for further information about our sources of net interest income.
Nine Months Ended September 2023 versus September 2022. Net revenues in the consolidated statements of earnings were $34.94 billion for the first nine months of 2023, 5% lower than the first nine months of 2022, primarily reflecting lower investment banking revenues, market making revenues and net interest income, partially offset by significantly higher other principal transactions revenues and higher investment management revenues.
Non-Interest Revenues. Investment banking revenues in the consolidated statements of earnings were $4.57 billion for the first nine months of 2023, 17% lower than the first nine months of 2022, due to significantly lower revenues in advisory, reflecting a significant decline in industry-wide completed mergers and acquisitions transactions, and lower revenues in debt underwriting, primarily reflecting lower net revenues from asset-backed activity, partially offset by significantly higher revenues in equity underwriting, primarily reflecting increased activity in secondary offerings.

115	Goldman Sachs September 2023 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
Investment management revenues in the consolidated statements of earnings were $7.05 billion for the first nine months of 2023, 5% higher than the first nine months of 2022, due to higher management and other fees, primarily reflecting the impact of higher average assets under supervision, including the impact of acquiring NN Investment Partners (NNIP), partially offset by significantly lower incentive fees, driven by significant harvesting in the prior year period.
Commissions and fees in the consolidated statements of earnings were $2.86 billion for the first nine months of 2023, 7% lower than the first nine months of 2022, primarily reflecting the impact of GreenSky in the prior year period.
Market making revenues in the consolidated statements of earnings were $14.74 billion for the first nine months of 2023, 5% lower than the first nine months of 2022, reflecting significantly lower revenues in intermediation, partially offset by significantly higher revenues in financing. The decrease from intermediation activities reflected significantly lower revenues in equity derivatives, currencies and commodities, partially offset by improved results in mortgages. The increase from financing activities primarily reflected significantly higher revenues from equity financing products.
Other principal transactions revenues in the consolidated statements of earnings were $699 million for the first nine months of 2023, 145% higher than the first nine months of 2022, primarily reflecting net gains from derivatives related to our borrowings, partially offset by significantly lower net revenues from equity investments and net revenues of approximately $(370) million related to the sale of substantially all of the Marcus loans portfolio.
Net Interest Income. Net interest income in the consolidated statements of earnings was $5.01 billion for the first nine months of 2023, 11% lower than the first nine months of 2022, reflecting a significant increase in interest expense related to other interest-bearing liabilities, deposits, collateralized financings and borrowings, each reflecting the impact of higher average interest rates. The increase in interest expense was partially offset by a significant increase in interest income primarily related to collateralized agreements, other interest-earning assets, and deposits with banks and loans, each reflecting the impact of higher average interest rates. See “Statistical Disclosures — Distribution of Assets, Liabilities and Shareholders’ Equity” for further information about our sources of net interest income.

Provision for Credit Losses
Provision for credit losses consists of provision for credit losses on financial assets and commitments accounted for at amortized cost, including loans and lending commitments held for investment. See Note 9 to the consolidated financial statements for further information about the provision for credit losses on loans and lending commitments.
The table below presents our provision for credit losses.

	Three Months Ended September		Nine Months Ended September
$ in millions	2023	2022	2023	2022
Provision for credit losses	$7	$515	$451	$1,743
Three Months Ended September 2023 versus September 2022. Provision for credit losses in the consolidated statements of earnings was $7 million for the third quarter of 2023, compared with $515 million for the third quarter of 2022. Provisions for the third quarter of 2023 reflected net provisions related to both the credit card portfolio (primarily driven by net charge-offs) and wholesale loans (driven by impairments, partially offset by a reserve reduction based on increased stability in the macroeconomic environment), offset by a net release related to the GreenSky loan portfolio (including a reserve reduction of $637 million related to the transfer of the portfolio to held for sale). Provisions for the third quarter of 2022 primarily reflected consumer portfolio growth, net charge-offs and the impact of continued broad concerns on the macroeconomic outlook.
Nine Months Ended September 2023 versus September 2022. Provision for credit losses in the consolidated statements of earnings was $451 million for the first nine months of 2023, compared with $1.74 billion for the first nine months of 2022. Provisions for the first nine months of 2023 reflected net provisions related to both the credit card portfolio (primarily driven by net charge-offs) and wholesale loans (primarily driven by impairments), partially offset by a reserve reduction of approximately $440 million related to the sale of substantially all of the Marcus loans portfolio and a net release related to the GreenSky loan portfolio (including a reserve reduction of $637 million related to the transfer of the portfolio to held for sale). Provisions for the first nine months of 2022 primarily reflected consumer portfolio growth (primarily in credit cards) and the impact of macroeconomic and geopolitical concerns.
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

Goldman Sachs September 2023 Form 10-Q	116

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
The table below presents our operating expenses by line item and headcount.

	Three Months Ended September		Nine Months Ended September
$ in millions	2023	2022	2023	2022
Compensation and benefits	$4,188	$3,606	$11,897	$11,384
Transaction based	1,452	1,317	4,242	3,878
Market development	136	199	454	596
Communications and technology	468	459	1,416	1,327
Depreciation and amortization	1,512	666	4,076	1,728
Occupancy	267	255	785	765
Professional fees	377	465	1,152	1,392
Other expenses	654	737	1,978	2,003
Total operating expenses	$9,054	$7,704	$26,000	$23,073
Headcount at period-end	45,900	49,100
Three Months Ended September 2023 versus September 2022. Operating expenses in the consolidated statements of earnings were $9.05 billion for the third quarter of 2023, 18% higher than the third quarter of 2022. Our efficiency ratio was 76.6% for the third quarter of 2023, compared with 64.3% for the third quarter of 2022.
The increase in operating expenses compared with the third quarter of 2022 primarily reflected higher compensation and benefits expenses (reflecting an increase in the quarter in the year-to-date ratio of compensation and benefits to net revenues, net of provision for credit losses, and a reduction in the year-to-date ratio in the prior year period), a $506 million write-down of identifiable intangible assets related to GreenSky and impairments of $358 million related to commercial real estate included within consolidated investment entities (both in depreciation and amortization). In addition, transaction based expenses were higher. Net provisions for litigation and regulatory proceedings were $15 million for the third quarter of 2023 compared with $191 million for the third quarter of 2022.
As of September 2023, headcount increased 3% compared with June 2023, primarily reflecting the timing of campus hires.
Nine Months Ended September 2023 versus September 2022. Operating expenses in the consolidated statements of earnings were $26.00 billion for the first nine months of 2023, 13% higher than the first nine months of 2022. Our efficiency ratio was 74.4% for the first nine months of 2023, compared with our through-the-cycle target efficiency ratio of approximately 60%. Our efficiency ratio was 62.7% for the first nine months of 2022. The ratio of compensation and benefits to net revenues, net of provision for credit losses, was 34.5% for the first nine months of 2023, compared with 34.0% for the first half of 2023 and 32.5% for the first nine months of 2022.

The increase in operating expenses compared with the first nine months of 2022 primarily reflected impairments of $1.20 billion related to commercial real estate included within consolidated investment entities, higher compensation and benefits expenses, a $506 million write-down related to GreenSky and an impairment of goodwill of $504 million related to Consumer platforms (the above impairments and write-downs were reported in depreciation and amortization). In addition, transaction based expenses and technology expenses were higher. Net provisions for litigation and regulatory proceedings were $106 million for the first nine months of 2023 compared with $407 million for the first nine months of 2022.
As of September 2023, headcount decreased 5% compared with December 2022, primarily reflecting a headcount reduction initiative during the year. Severance-related costs included in compensation and benefits expenses were approximately $275 million for the first nine months of 2023.
Provision for Taxes
The effective income tax rate for the first nine months of 2023 was 23.3%, up from the full year income tax rate of 16.5% for 2022, primarily due to an increase in tax on non-U.S. earnings. The increase compared with 22.3% for the first half of 2023, was primarily due to write-offs of deferred tax assets related to the transfer of GreenSky to held for sale and changes in the geographic mix of earnings.
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
We expect our 2023 tax rate to be under 23%.

117	Goldman Sachs September 2023 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
Segment Assets and Operating Results
Segment Assets. The table below presents assets by segment.

	As of
	September	December
$ in millions	2023	2022
Global Banking & Markets	$1,318,009	$1,169,539
Asset & Wealth Management	191,307	214,970
Platform Solutions	67,837	57,290
Total	$1,577,153	$1,441,799
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
Segment Operating Results. The table below presents our segment operating results.

	Three Months Ended September		Nine Months Ended September
$ in millions	2023	2022	2023	2022
Global Banking & Markets
Net revenues	$8,009	$7,564	$23,642	$25,968
Provision for credit losses	29	63	214	462
Operating expenses	4,791	4,224	13,702	13,628
Pre-tax earnings	$3,189	$3,277	$9,726	$11,878
Net earnings to common	$2,250	$2,586	$7,108	$9,602
Average common equity	$72,517	$71,850	$70,968	$70,006
Return on average common equity	12.4%	14.4%	13.4%	18.3%

Asset & Wealth Management
Net revenues	$3,230	$4,033	$9,493	$9,815
Provision for credit losses	51	(13)	(499)	339
Operating expenses	3,005	2,955	9,448	8,187
Pre-tax earnings	$174	$1,091	$544	$1,289
Net earnings to common	$93	$882	$318	$990
Average common equity	$28,601	$31,516	$30,806	$31,238
Return on average common equity	1.3%	11.2%	1.4%	4.2%

Platform Solutions
Net revenues	$578	$378	$1,801	$989
Provision for credit losses	(73)	465	736	942
Operating expenses	1,258	525	2,850	1,258
Pre-tax earnings/(loss)	$(607)	$(612)	$(1,785)	$(1,211)
Net earnings/(loss) to common	$(461)	$(506)	$(1,386)	$(1,013)
Average common equity	$4,227	$3,944	$4,060	$3,471
Return on average common equity	(43.6)%	(51.3)%	(45.5)%	(38.9)%

Total
Net revenues	$11,817	$11,975	$34,936	$36,772
Provision for credit losses	7	515	451	1,743
Operating expenses	9,054	7,704	26,000	23,073
Pre-tax earnings	$2,756	$3,756	$8,485	$11,956
Net earnings to common	$1,882	$2,962	$6,040	$9,579
Average common equity	$105,345	$107,310	$105,834	$104,715
Return on average common equity	7.1%	11.0%	7.6%	12.2%

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

Goldman Sachs September 2023 Form 10-Q	118

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
•Equities financing. Includes prime financing, which provides financing to our clients for their securities trading activities through margin loans that are collateralized by securities, cash or other acceptable collateral. Prime financing also includes services which involve lending securities to cover institutional clients’ short sales and borrowing securities to cover our short sales and to make deliveries into the market. We are also an active participant in broker-to-broker securities lending and third-party agency lending activities. In addition, we execute swap transactions to provide our clients with exposure to securities and indices. Financing activities also include portfolio financing, which clients can utilize to manage their investment portfolios, and other equity financing activities, including securities-based loans to individuals.

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

119	Goldman Sachs September 2023 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
The table below presents our Global Banking & Markets assets.

	As of
	September	December
$ in millions	2023	2022
Cash and cash equivalents	$167,366	$167,203
Collateralized agreements	370,848	380,157
Customer and other receivables	126,963	122,037
Trading assets	406,267	272,788
Investments	120,043	103,229
Loans	109,328	107,648
Other assets	17,194	16,477
Total	$1,318,009	$1,169,539
The table below presents details about our Global Banking & Markets loans.

	As of
	September	December
$ in millions	2023	2022
Corporate	$24,378	$25,776
Real estate	33,073	33,215
Securities-based	3,744	3,857
Other collateralized	48,965	45,407
Other	517	561
Loans, gross	110,677	108,816
Allowance for loan losses	(1,349)	(1,168)
Total loans	$109,328	$107,648
Our average Global Banking & Markets gross loans were $109.89 billion for the three months ended September 2023, $108.48 billion for the three months ended September 2022, $109.75 billion for the nine months ended September 2023 and $103.41 billion for the nine months ended September 2022.
The table below presents our Global Banking & Markets operating results.

	Three Months Ended September		Nine Months Ended September
$ in millions	2023	2022	2023	2022
Advisory	$831	$972	$2,294	$3,296
Equity underwriting	308	244	901	665
Debt underwriting	415	328	1,369	1,526
Investment banking fees	1,554	1,544	4,564	5,487
FICC intermediation	2,654	2,896	8,023	9,916
FICC financing	730	721	2,003	2,073
FICC	3,384	3,617	10,026	11,989
Equities intermediation	1,713	1,608	4,987	5,553
Equities financing	1,248	1,124	3,955	3,362
Equities	2,961	2,732	8,942	8,915
Other	110	(329)	110	(423)
Net revenues	8,009	7,564	23,642	25,968
Provision for credit losses	29	63	214	462
Operating expenses	4,791	4,224	13,702	13,628
Pre-tax earnings	3,189	3,277	9,726	11,878
Provision for taxes	806	609	2,266	2,008
Net earnings	2,383	2,668	7,460	9,870
Preferred stock dividends	133	82	352	268
Net earnings to common	$2,250	$2,586	$7,108	$9,602

Average common equity	$72,517	$71,850	$70,968	$70,006
Return on average common equity	12.4%	14.4%	13.4%	18.3%
The table below presents our FICC and Equities net revenues by line item in the consolidated statements of earnings.

$ in millions	FICC	Equities
Three Months Ended September 2023
Market making	$3,060	$1,898
Commissions and fees	–	882
Other principal transactions	243	29
Net interest income	81	152
Total	$3,384	$2,961
Three Months Ended September 2022
Market making	$3,241	$1,400
Commissions and fees	–	916
Other principal transactions	68	27
Net interest income	308	389
Total	$3,617	$2,732
Nine Months Ended September 2023
Market making	$8,945	$5,797
Commissions and fees	–	2,807
Other principal transactions	480	76
Net interest income	601	262
Total	$10,026	$8,942
Nine Months Ended September 2022
Market making	$10,208	$5,375
Commissions and fees	–	2,856
Other principal transactions	305	42
Net interest income	1,476	642
Total	$11,989	$8,915
In the table above:
•See “Net Revenues” for information about market making revenues, commissions and fees, other principal transactions revenues and net interest income. See Note 25 to the consolidated financial statements for net interest income by segment.
•The primary driver of net revenues for FICC intermediation for all periods was client activity.

Goldman Sachs September 2023 Form 10-Q	120

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
The table below presents our financial advisory and underwriting transaction volumes.

	Three Months Ended September		Nine Months Ended September
$ in billions	2023	2022	2023	2022
Announced mergers and acquisitions	$249	$177	$585	$998
Completed mergers and acquisitions	$312	$223	$671	$989
Equity and equity-related offerings	$12	$10	$33	$27
Debt offerings	$39	$45	$170	$184
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
Operating Environment. During the third quarter of 2023, Global Banking & Markets operated in an environment generally characterized by continued broad macroeconomic concerns, including the outlook for economic growth and global central bank policy, and elevated geopolitical stresses. These factors contributed to a decline in market-making activity levels and weighed on industry-wide investment banking activity levels.
In investment banking, industry-wide completed mergers and acquisitions transactions remained lower compared with elevated levels in the prior year, while industry-wide equity and debt underwriting volumes remained below historical averages.
In interest rates, the yield on 10-year U.S. Treasury notes increased by 75 basis points, while in commodities, the price of crude oil (WTI) increased 29%, compared with the end of the second quarter of 2023. In equities, the S&P 500 Index and MSCI World Index both decreased by 4%, compared with the end of the second quarter of 2023.

In the future, if market and economic conditions deteriorate further, and market-making activity levels decline further or investment banking activity levels decline, or credit spreads related to hedges on our relationship lending portfolio tighten, net revenues in Global Banking & Markets would likely be negatively impacted. In addition, if economic conditions deteriorate further or if the creditworthiness of borrowers deteriorates, provision for credit losses would likely be negatively impacted.
Three Months Ended September 2023 versus September 2022. Net revenues in Global Banking & Markets were $8.01 billion for the third quarter of 2023, 6% higher than the third quarter of 2022.
Investment banking fees were $1.55 billion, essentially unchanged compared with the third quarter of 2022, due to higher net revenues in Debt underwriting, primarily driven by leveraged finance activity, and higher net revenues in Equity underwriting, primarily from initial public offerings, offset by lower net revenues in Advisory, reflecting a decline in completed mergers and acquisitions transactions.
As of September 2023, our Investment banking fees backlog decreased compared with June 2023, primarily due to lower estimated net revenues from potential advisory transactions.
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
Net revenues in FICC were $3.38 billion, 6% lower than a strong third quarter of 2022, reflecting lower net revenues in FICC intermediation, driven by significantly lower net revenues in currencies and commodities and lower net revenues in credit products, partially offset by significantly higher net revenues in interest rate products and mortgages. Net revenues in FICC financing increased slightly.

121	Goldman Sachs September 2023 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
The decrease in FICC intermediation net revenues reflected significantly lower client activity (as activity in the prior year period benefited from volatility in the macroeconomic environment), partially offset by the impact of improved market-making conditions on our inventory. The following provides information about our FICC intermediation net revenues by business, compared with results for the third quarter of 2022:
•Net revenues in currencies, commodities and credit products reflected lower client activity.
•Net revenues in interest rate products and mortgages reflected the impact of improved market-making conditions on our inventory.
Net revenues in Equities were $2.96 billion, 8% higher than the third quarter of 2022, due to higher net revenues in Equities financing, reflecting significantly higher net revenues in prime financing, partially offset by significantly lower net revenues from portfolio financing, and higher net revenues in Equities intermediation, primarily in derivatives.
Net revenues in Other were $110 million, compared with $(329) million for the third quarter of 2022, primarily reflecting significantly lower net losses on hedges and the absence of net markdowns on acquisition financing activities included in the prior year period.
Provision for credit losses was $29 million for the third quarter of 2023, compared with $63 million for the third quarter of 2022. Provisions for the third quarter of 2023 reflected individual impairments on loans, offset by a reserve reduction based on increased stability in the macroeconomic environment. Provisions for the third quarter of 2022 primarily reflected the continued impact of broad macroeconomic concerns.
Operating expenses were $4.79 billion for the third quarter of 2023, 13% higher than the third quarter of 2022, due to significantly higher compensation and benefits expenses and higher transaction based expenses, partially offset by significantly lower net provisions for litigation and regulatory proceedings. Pre-tax earnings were $3.19 billion for the third quarter of 2023, 3% lower than the third quarter of 2022.
Nine Months Ended September 2023 versus September 2022. Net revenues in Global Banking & Markets were $23.64 billion for the first nine months of 2023, 9% lower than a strong first nine months of 2022.
Investment banking fees were $4.56 billion, 17% lower than the first nine months of 2022, due to significantly lower net revenues in Advisory, reflecting a significant decline in industry-wide completed mergers and acquisitions transactions, and lower net revenues in Debt underwriting, primarily reflecting lower net revenues from asset-backed activity, partially offset by significantly higher net revenues in Equity underwriting, primarily reflecting increased activity in secondary offerings.
As of September 2023, our Investment banking fees backlog decreased compared with December 2022, due to lower estimated net revenues from potential advisory transactions and significantly lower estimated net revenues from potential equity underwriting transactions (primarily from initial public offerings).
Net revenues in FICC were $10.03 billion, 16% lower than the first nine months of 2022, primarily reflecting lower net revenues in FICC intermediation, driven by significantly lower net revenues in currencies and commodities, partially offset by significantly higher net revenues in mortgages and higher net revenues in interest rate products and credit products. Net revenues in FICC financing were slightly lower.
The decrease in FICC intermediation net revenues reflected lower client activity (as activity in the prior year period benefited from volatility in the macroeconomic environment). The following provides information about our FICC intermediation net revenues by business, compared with results for the first nine months of 2022:
•Net revenues in currencies and commodities primarily reflected lower client activity.
•Net revenues in mortgages, interest rate products and credit products reflected the impact of improved market-making conditions on our inventory.
Net revenues in Equities were $8.94 billion, essentially unchanged compared with the first nine months of 2022, as higher net revenues in Equities financing, primarily in prime financing, were offset by lower net revenues in Equities intermediation, primarily in derivatives.
Net revenues in Other were $110 million, compared with $(423) million for the first nine months of 2022, primarily reflecting the absence of net markdowns on acquisition financing activities included in the prior year period.
Provision for credit losses was $214 million for the first nine months of 2023, compared with $462 million for the first nine months of 2022. Provisions for the first nine months of 2023 primarily reflected net provisions related to the commercial real estate portfolio. Provisions for the first nine months of 2022 primarily reflected the impact of broad macroeconomic and geopolitical concerns.
Operating expenses were $13.70 billion for the first nine months of 2023, essentially unchanged compared with the first nine months of 2022. Pre-tax earnings were $9.73 billion for the first nine months of 2023, 18% lower than the first nine months of 2022.

Goldman Sachs September 2023 Form 10-Q	122

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
We also provide tailored wealth advisory services to clients across the wealth spectrum. We operate globally, serving individuals, families, family offices, and foundations and endowments. Our relationships are established directly or introduced through companies that sponsor financial wellness programs for their employees.
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

Asset & Wealth Management generates revenues from the following:
•Management and other fees. We receive fees related to managing assets for institutional and individual clients, providing investing and wealth advisory solutions, providing financial planning and counseling services, and executing brokerage transactions for wealth management clients. The majority of revenues in management and other fees consists of asset-based fees on client assets that we manage. During the third quarter of 2023, we announced an agreement to sell our Personal Financial Management (PFM) business, which is expected to close in the fourth quarter of 2023. For further information about assets under supervision, see “Assets Under Supervision” below. The fees that we charge vary by asset class, client channel and the types of services provided, and are affected by investment performance, as well as asset inflows and redemptions.
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

123	Goldman Sachs September 2023 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
The table below presents our Asset & Wealth Management assets.

	As of
	September	December
$ in millions	2023	2022
Cash and cash equivalents	$48,916	$54,065
Collateralized agreements	10,860	23,723
Customer and other receivables	13,903	13,409
Trading assets	27,060	19,860
Investments	25,487	27,400
Loans	47,251	56,338
Other assets	17,830	20,175
Total	$191,307	$214,970
The table below presents details about our Asset & Wealth Management loans.

	As of
	September	December
$ in millions	2023	2022
Corporate	$12,437	$14,359
Real estate	16,552	18,699
Securities-based	11,309	12,814
Other collateralized	6,681	6,295
Installment	201	4,474
Other	1,201	1,700
Loans, gross	48,381	58,341
Allowance for loan losses	(1,130)	(2,003)
Total loans	$47,251	$56,338
The average Asset & Wealth Management gross loans were $49.61 billion for the three months ended September 2023, $60.36 billion for the three months ended September 2022, $53.26 billion for the nine months ended September 2023 and $59.64 billion for the nine months ended September 2022.
The table below presents our Asset & Wealth Management operating results.

	Three Months Ended September		Nine Months Ended September
$ in millions	2023	2022	2023	2022
Management and other fees	$2,405	$2,255	$7,041	$6,533
Incentive fees	24	56	102	320
Private banking and lending	687	675	1,915	1,705
Equity investments	(212)	721	(496)	323
Debt investments	326	326	931	934
Net revenues	3,230	4,033	9,493	9,815
Provision for credit losses	51	(13)	(499)	339
Operating expenses	3,005	2,955	9,448	8,187
Pre-tax earnings	174	1,091	544	1,289
Provision for taxes	45	186	127	218
Net earnings	129	905	417	1,071
Preferred stock dividends	36	23	99	81
Net earnings to common	$93	$882	$318	$990

Average common equity	$28,601	$31,516	$30,806	$31,238
Return on average common equity	1.3%	11.2%	1.4%	4.2%
Our target is to achieve annual firmwide management and other fees of more than $10 billion (including more than $2 billion from alternatives) in 2024.
Our target is to achieve pre-tax margins in the mid-twenties and ROE in the mid-teens within the medium term (three to five year time horizon from year-end 2022) for Asset & Wealth Management.
The table below presents our Asset management and Wealth management net revenues by line item in Asset & Wealth Management.

$ in millions	Asset management	Wealth management	Asset & Wealth Management
Three Months Ended September 2023
Management and other fees	$1,052	$1,353	$2,405
Incentive fees	24	–	24
Private banking and lending	–	687	687
Equity investments	(212)	–	(212)
Debt investments	326	–	326
Total	$1,190	$2,040	$3,230
Three Months Ended September 2022
Management and other fees	$1,028	$1,227	$2,255
Incentive fees	56	–	56
Private banking and lending	–	675	675
Equity investments	721	–	721
Debt investments	326	–	326
Total	$2,131	$1,902	$4,033

Nine Months Ended September 2023
Management and other fees	$3,114	$3,927	$7,041
Incentive fees	102	–	102
Private banking and lending	–	1,915	1,915
Equity investments	(496)	–	(496)
Debt investments	931	–	931
Total	$3,651	$5,842	$9,493
Nine Months Ended September 2022
Management and other fees	$2,812	$3,721	$6,533
Incentive fees	320	–	320
Private banking and lending	–	1,705	1,705
Equity investments	323	–	323
Debt investments	934	–	934
Total	$4,389	$5,426	$9,815
The table below presents our Equity investments net revenues by equity type and asset class.

	Three Months Ended September		Nine Months Ended September
$ in millions	2023	2022	2023	2022
Equity Type
Private equity	$(170)	$503	$(440)	$1,307
Public equity	(42)	218	(56)	(984)
Total	$(212)	$721	$(496)	$323

Asset Class
Real estate	$(129)	$167	$(369)	$1,106
Corporate	(83)	554	(127)	(783)
Total	$(212)	$721	$(496)	$323
The table below presents details about our Debt investments net revenues.

	Three Months Ended September		Nine Months Ended September
$ in millions	2023	2022	2023	2022
Fair value net gains/(losses)	$(2)	$(47)	$(146)	$(289)
Net interest income	328	373	1,077	1,223
Total	$326	$326	$931	$934

Goldman Sachs September 2023 Form 10-Q	124

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
Operating Environment. During the third quarter of 2023, Asset & Wealth Management operated in an environment generally characterized by continued broad macroeconomic concerns, including continued pressure in the commercial real estate market. Additionally, global equity and bond prices generally declined compared with the end of the second quarter of 2023, negatively affecting assets under supervision.
In the future, if market and economic conditions deteriorate further, it may lead to a further decline in asset prices, or investors transitioning to asset classes that typically generate lower fees or withdrawing their assets, and net revenues in Asset & Wealth Management would likely continue to be negatively impacted.
Three Months Ended September 2023 versus September 2022. Net revenues in Asset & Wealth Management were $3.23 billion for the third quarter of 2023, 20% lower than the third quarter of 2022, primarily reflecting net losses in Equity investments compared with net gains in the prior year period, partially offset by higher Management and other fees.
Equity investments reflected net losses from investments in private equities, due to net losses from real estate investments and significantly lower net gains from company-specific events, and net losses from investments in public equities, both compared to net gains in the prior year period. The increase in Management and other fees primarily reflected the impact of higher average assets under supervision. Incentive fees were lower, driven by more significant harvesting in the prior year period. Private banking and lending net revenues were slightly higher as the impact of higher deposit balances and spreads was largely offset by the impact of the sale of substantially all of the Marcus loans portfolio earlier in the year. Net revenues in Debt investments were unchanged.
Provision for credit losses was $51 million for the third quarter of 2023, compared with a net benefit of $13 million for the third quarter of 2022. Provisions for the third quarter of 2023 reflected net provisions related to wholesale loans, driven by individual impairments.
Operating expenses were $3.01 billion for the third quarter of 2023, 2% higher than the third quarter of 2022, due to impairments of $358 million related to commercial real estate within consolidated investment entities, partially offset by lower compensation and benefits expenses (reflecting a decline in operating performance). Pre-tax earnings were $174 million for the third quarter of 2023, 84% lower than the third quarter of 2022.

Nine Months Ended September 2023 versus September 2022. Net revenues in Asset & Wealth Management were $9.49 billion for the first nine months of 2023, 3% lower than the first nine months of 2022, reflecting net losses in Equity investments compared with net gains in the prior year period and significantly lower Incentive fees, partially offset by higher Management and other fees and higher net revenues in Private banking and lending. Net revenues in Private banking and lending included net revenues of approximately $(370) million related to the sale of substantially all of the Marcus loans portfolio (offset by a related reserve reduction of approximately $440 million in provision for credit losses).
Equity investments reflected net losses from investments in private equities, due to net losses from real estate investments, compared with net gains in the prior year period, partially offset by significantly lower net losses from investments in public equities. The decrease in Incentive fees was driven by significant harvesting in the prior year period. The increase in Management and other fees primarily reflected the impact of higher average assets under supervision, including the impact of acquiring NNIP. The increase in Private banking and lending net revenues primarily reflected the impact of higher deposit spreads and balances, partially offset by the impact of the sale of substantially all of the Marcus loans portfolio. Net revenues in Debt investments were essentially unchanged.
Provision for credit losses was a net benefit of $499 million for the first nine months of 2023, compared with a provision of $339 million for the first nine months of 2022. The net benefit for the first nine months of 2023 reflected reserve reductions related to the sale of substantially all of the Marcus loans portfolio and lower balances in corporate loans, partially offset by individual impairments. Provisions for the first nine months of 2022 reflected the impact of broad macroeconomic and geopolitical concerns and growth in the Marcus loans portfolio.
Operating expenses were $9.45 billion for the first nine months of 2023, 15% higher than the first nine months of 2022, largely due to impairments of $1.20 billion related to commercial real estate within consolidated investment entities. Pre-tax earnings were $544 million for the first nine months of 2023, 58% lower than the first nine months of 2022.

125	Goldman Sachs September 2023 Form 10-Q

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
The table below presents information about our firmwide period-end AUS by asset class, client channel, region and vehicle.

	As of September
$ in billions	2023	2022
Asset Class
Alternative investments	$267	$256
Equity	607	516
Fixed income	1,031	955
Total long-term AUS	1,905	1,727
Liquidity products	775	700
Total AUS	$2,680	$2,427

Client Channel
Institutional	$924	$855
Wealth management	771	667
Third-party distributed	985	905
Total AUS	$2,680	$2,427

Region
Americas	$1,914	$1,751
EMEA	572	497
Asia	194	179
Total AUS	$2,680	$2,427

Vehicle
Separate accounts	$1,428	$1,296
Public funds	891	837
Private funds and other	361	294
Total AUS	$2,680	$2,427
In the table above:
•Liquidity products includes money market funds and private bank deposits.
•EMEA represents Europe, Middle East and Africa.
The table below presents changes in our AUS.

	Three Months Ended September		Nine Months Ended September
$ in billions	2023	2022	2023	2022
Beginning balance	$2,714	$2,495	$2,547	$2,470
Net inflows/(outflows):
Alternative investments	2	7	2	16
Equity	–	(2)	(5)	13
Fixed income	5	4	26	(1)
Total long-term AUS net inflows/(outflows)	7	9	23	28
Liquidity products	11	18	64	5
Total AUS net inflows/(outflows)	18	27	87	33
Acquisitions	–	4	–	316
Net market appreciation/(depreciation)	(52)	(99)	46	(392)
Ending balance	$2,680	$2,427	$2,680	$2,427
In the table above, acquisitions for the third quarter of 2022 included inflows from the acquisition of NextCapital Group, Inc., and acquisitions for the first nine months of 2022 also included inflows from the acquisition of NNIP and from the acquisition of the assets of Bombardier Global Pension Asset Management Inc. For each, substantially all of the inflows were in fixed income and equity assets.
The table below presents information about our average monthly firmwide AUS by asset class.

	Average for the
	Three Months Ended September		Nine Months Ended September
$ in billions	2023	2022	2023	2022
Asset Class
Alternative investments	$267	$256	$266	$251
Equity	628	556	606	586
Fixed income	1,054	999	1,044	995
Total long-term AUS	1,949	1,811	1,916	1,832
Liquidity products	768	696	748	681
Total AUS	$2,717	$2,507	$2,664	$2,513
In addition to our AUS, we have discretion over alternative investments where we currently do not earn management fees (non-fee-earning alternative assets).
We earn management fees on client assets that we manage and also receive incentive fees based on a percentage of a fund’s or a separately managed account’s return, or when the return exceeds a specified benchmark or other performance targets. These incentive fees are recognized when it is probable that a significant reversal of such fees will not occur. Our estimated unrecognized incentive fees were $3.53 billion as of September 2023 and $3.33 billion as of December 2022. Such amounts are based on the completion of the funds’ financial statements, which is generally one quarter in arrears. These fees will be recognized, assuming no decline in fair value, if and when it is probable that a significant reversal of such fees will not occur, which is generally when such fees are no longer subject to fluctuations in the market value of the assets.
The table below presents our average effective management fee (which excludes non-asset-based fees) earned on our firmwide AUS by asset class.

	Three Months Ended September		Nine Months Ended September
Effective fees (bps)	2023	2022	2023	2022
Alternative investments	65	64	65	64
Equity	57	58	58	58
Fixed income	17	18	18	17
Liquidity products	15	15	15	13
Total average effective fee	31	31	31	31
In the table above, our average effective management fee for liquidity products increased during the first nine months of 2023 compared to the first nine months of 2022, primarily reflecting higher management fee waivers in 2022.

Goldman Sachs September 2023 Form 10-Q	126

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
The table below presents details about our monthly average AUS for alternative investments and the average effective management fee we earned on such assets.

$ in billions	Direct strategies	Fund of funds	Total
Three Months Ended September 2023
Average AUS
Corporate equity	$29	$69	$98
Credit	44	2	46
Real estate	11	9	20
Hedge funds and other	42	22	64
Funds and discretionary accounts	$126	$102	$228
Advisory accounts			39
Total average AUS for alternative investments			$267
Effective Fees (bps)
Corporate equity	123	62	80
Credit	79	40	77
Real estate	84	42	66
Hedge funds and other	68	54	63
Funds and discretionary accounts	86	58	73
Advisory accounts			17
Total average effective fee			65
Three Months Ended September 2022
Average AUS
Corporate equity	$27	$61	$88
Credit	40	2	42
Real estate	10	8	18
Hedge funds and other	44	22	66
Funds and discretionary accounts	$121	$93	$214
Advisory accounts			42
Total average AUS for alternative investments			$256
Effective Fees (bps)
Corporate equity	139	62	86
Credit	78	55	77
Real estate	82	48	66
Hedge funds and other	63	47	58
Funds and discretionary accounts	86	57	74
Advisory accounts			16
Total average effective fee			64
Nine Months Ended September 2023
Average AUS
Corporate equity	$29	$69	$98
Credit	43	2	45
Real estate	11	8	19
Hedge funds and other	42	22	64
Funds and discretionary accounts	$125	$101	$226
Advisory accounts			41
Total average AUS for alternative investments			$267
Effective Fees (bps)
Corporate equity	127	61	81
Credit	79	47	77
Real estate	81	44	65
Hedge funds and other	67	53	62
Funds and discretionary accounts	86	58	73
Advisory accounts			16
Total average effective fee			65
Nine Months Ended September 2022
Average AUS
Corporate equity	$26	$60	$86
Credit	35	2	37
Real estate	10	8	18
Hedge funds and other	46	22	68
Funds and discretionary accounts	$117	$92	$209
Advisory accounts			42
Total average AUS for alternative investments			$251
Effective Fees (bps)
Corporate equity	134	60	82
Credit	81	56	80
Real estate	89	50	71
Hedge funds and other	64	48	59
Funds and discretionary accounts	87	56	73
Advisory accounts			16
Total average effective fee			64
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

$ in billions	AUS	Non-fee-earning alternative assets	Total alternative assets
As of September 2023
Corporate equity	$98	$80	$178
Credit	46	75	121
Real estate	20	32	52
Hedge funds and other	64	2	66
Funds and discretionary accounts	228	189	417
Advisory accounts	39	–	39
Total alternative investments	$267	$189	$456
As of September 2022
Corporate equity	$92	$75	$167
Credit	41	71	112
Real estate	17	37	54
Hedge funds and other	65	2	67
Funds and discretionary accounts	215	185	400
Advisory accounts	41	–	41
Total alternative investments	$256	$185	$441
In the table above:
•Corporate equity primarily includes private equity.
•Total alternative assets included uncalled capital that is available for future investing of $55 billion as of September 2023 and $49 billion as of September 2022.
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

127	Goldman Sachs September 2023 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
We have announced a strategic objective of growing our third-party alternatives business, and have established a target of achieving gross inflows of $225 billion for alternative investments from 2020 through the end of 2024.
The table below presents information about third-party commitments raised in our alternatives business from 2020 through the third quarter of 2023.

As of
$ in billions	September 2023
Included in AUS	$146
Included in non-fee-earning alternative assets	73
Third-party commitments raised	$219
In the table above, commitments included in non-fee-earning alternative assets included approximately $55 billion, which will begin to earn fees (and become AUS) if and when the commitments are drawn and assets are invested.
The table below presents information about alternative investments in Asset & Wealth Management that we hold on our balance sheet by asset type.

	As of
	September	December
$ in billions	2023	2022
Loans	$14.0	$19.0
Debt securities	11.5	12.3
Equity securities	13.5	14.7
CIE investments and other	10.3	12.6
Total	$49.3	$58.6
The table below presents further information about our alternative investments in Asset & Wealth Management that we hold on our balance sheet.

	As of
	September	December
$ in billions	2023	2022
Client co-invest	$22.1	$23.0
Firmwide initiatives	6.6	5.9
Historical principal investments:
Loans	4.1	8.4
Debt securities	4.2	5.0
Equity securities	4.5	5.6
CIE investments and other	7.8	10.7
Total historical principal investments	20.6	29.7
Total	$49.3	$58.6
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
The table below presents the rollforward of our alternative investments categorized as historical principal investments for the nine months ended September 2023.

Historical
principal
$ in billions	investments
Beginning balance	$29.7
Additions	1.5
Dispositions	(8.1)
Net markdowns	(2.5)
Ending balance	$20.6
In the table above, dispositions included approximately $1.2 billion of investments that were transferred out of historical principal investments, primarily to Global Banking & Markets.
The table below presents the commercial real estate investments in Asset & Wealth Management that we hold on our balance sheet.

As of
$ in billions	September 2023
Loans	$2.1
Debt securities	0.6
Equity securities	3.9
CIE investments, net of financings	3.1
Total	$9.7
In the table above:
•Office-related investments included in loans were $0.2 billion, in debt securities were $0.1 billion, in equity securities were $0.3 billion, and in CIE investments, net of financings, were $0.6 billion.
•Office-related equity securities and CIE investments, net of financings, were marked down or impaired by approximately 50% during the nine months ended September 2023 and non-office-related equity securities and CIE investments, net of financings, were marked down or impaired by approximately 15% during the nine months ended September 2023.
•Commercial real estate investments consisted of approximately 43% of historical principal investments, which we intend to exit over the medium term (three to five year time horizon from year-end 2022).

Goldman Sachs September 2023 Form 10-Q	128

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
Loans and Debt Securities. The table below presents the concentration of loans and debt securities within our alternative investments by accounting classification, region and industry.

	As of
	September	December
$ in billions	2023	2022
Loans	$14.0	$19.0
Debt securities	11.5	12.3
Total	$25.5	$31.3

Accounting Classification
Debt securities at fair value	45%	39%
Loans at amortized cost	50%	49%
Loans at fair value	3%	6%
Loans held for sale	2%	6%
Total	100%	100%

Region
Americas	52%	51%
EMEA	36%	35%
Asia	12%	14%
Total	100%	100%

Industry
Consumer & Retail	11%	10%
Financial Institutions	6%	7%
Healthcare	15%	13%
Industrials	17%	16%
Natural Resources & Utilities	2%	2%
Real Estate	12%	20%
Technology, Media & Telecommunications	29%	25%
Other	8%	7%
Total	100%	100%
Equity Securities. The table below presents the concentration of equity securities within our alternative investments by region and industry.

	As of
	September	December
$ in billions	2023	2022
Equity securities	$13.5	$14.7

Region
Americas	68%	67%
EMEA	16%	15%
Asia	16%	18%
Total	100%	100%

Industry
Consumer & Retail	6%	6%
Financial Institutions	11%	10%
Healthcare	6%	9%
Industrials	8%	7%
Natural Resources & Utilities	13%	14%
Real Estate	30%	30%
Technology, Media & Telecommunications	24%	23%
Other	2%	1%
Total	100%	100%
In the table above:
•Equity securities included $12.4 billion as of September 2023 and $13.0 billion as of December 2022 of private equity positions, and $1.1 billion as of September 2023 and $1.7 billion as of December 2022 of public equity positions that converted from private equity upon the initial public offerings of the underlying companies.
•The concentrations for real estate equity securities as of September 2023 were 13% for multifamily (9% as of December 2022), 2% for office (5% as of December 2022), 8% for mixed use (8% as of December 2022) and 7% for other real estate equity securities (8% as of December 2022).
The table below presents the concentration of equity securities within our alternative investments by vintage.

Vintage
As of September 2023
2016 or earlier	27%
2017 - 2019	26%
2020 - thereafter	47%
Total	100%
As of December 2022
2015 or earlier	26%
2016 - 2018	26%
2019 - thereafter	48%
Total	100%
CIE Investments and Other. CIE investments and other included assets held by CIEs of $8.9 billion as of September 2023 and $11.8 billion as of December 2022, which were funded with liabilities of approximately $5.6 billion as of September 2023 and $6.3 billion as of December 2022. Substantially all such liabilities were nonrecourse, thereby reducing our equity at risk.
The table below presents the concentration of CIE assets, net of financings, within our alternative investments by region and asset class.

	As of
	September	December
$ in billions	2023	2022
CIE assets, net of financings	$3.3	$5.5
Region
Americas	66%	65%
EMEA	22%	25%
Asia	12%	10%
Total	100%	100%
Asset Class
Hospitality	5%	4%
Industrials	15%	15%
Multifamily	19%	23%
Office	19%	22%
Retail	3%	3%
Senior Housing	19%	14%
Student Housing	9%	7%
Other	11%	12%
Total	100%	100%
In the table above, during the second quarter of 2023, certain CIE investments included within the other asset class were reclassified to the industrials asset class. Prior period amounts have been conformed to the current presentation.

129	Goldman Sachs September 2023 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
The table below presents the concentration of CIE assets, net of financings, within our alternative investments by vintage.

Vintage
As of September 2023
2016 or earlier	10%
2017 - 2019	59%
2020 - thereafter	31%
Total	100%
As of December 2022
2015 or earlier	5%
2016 - 2018	45%
2019 - thereafter	50%
Total	100%
Platform Solutions
Platform Solutions includes our consumer platforms, such as partnerships offering credit cards and point-of-sale financing, and transaction banking and other platform businesses.
Platform Solutions generates revenues from the following:
Consumer platforms. Our Consumer platforms business issues credit cards and provides point-of-sale financing through GreenSky to consumers to finance the purchases of goods or services. Consumer platforms revenues primarily includes net interest income earned on credit card lending and point-of-sale financing activities. In October 2023, we announced an agreement to sell GreenSky, which is expected to close in the first quarter of 2024. We also accept deposits from Apple Card customers.
Transaction banking and other. We provide transaction banking and other services, including cash management services, such as deposit-taking and payment solutions for corporate and institutional clients. Transaction banking revenues include net interest income attributed to transaction banking deposits.
The table below presents our Platform Solutions assets.

	As of
	September	December
$ in millions	2023	2022
Cash and cash equivalents	$23,597	$20,557
Collateralized agreements	5,912	10,278
Customer and other receivables	–	2
Trading assets	14,733	8,597
Loans	21,678	15,300
Other assets	1,917	2,556
Total	$67,837	$57,290
The table below presents details about our Platform Solutions loans.

	As of
	September	December
$ in millions	2023	2022
Installment	$6,174	$1,852
Credit cards	17,885	15,820
Other	35	–
Loans, gross	24,094	17,672
Allowance for loan losses	(2,416)	(2,372)
Total loans	$21,678	$15,300

The average Platform Solutions gross loans were $23.04 billion for the three months ended September 2023, $13.10 billion for the three months ended September 2022, $20.56 billion for the nine months ended September 2023 and $11.21 billion for the nine months ended September 2022.
The table below presents our Platform Solutions operating results.

	Three Months Ended September		Nine Months Ended September
$ in millions	2023	2022	2023	2022
Consumer platforms	$501	$290	$1,568	$743
Transaction banking and other	77	88	233	246
Net revenues	578	378	1,801	989
Provision for credit losses	(73)	465	736	942
Operating expenses	1,258	525	2,850	1,258
Pre-tax earnings/(loss)	(607)	(612)	(1,785)	(1,211)
Provision/(benefit) for taxes	(153)	(108)	(416)	(205)
Net earnings/(loss)	(454)	(504)	(1,369)	(1,006)
Preferred stock dividends	7	2	17	7
Net earnings/(loss) to common	$(461)	$(506)	$(1,386)	$(1,013)

Average common equity	$4,227	$3,944	$4,060	$3,471
Return on average common equity	(43.6)%	(51.3)%	(45.5)%	(38.9)%
Our target is to achieve pre-tax profitability by the end of 2025 for Platform Solutions.
Operating Environment. The operating environment for Platform Solutions is mainly impacted by the economic environment in the U.S., which, during the third quarter of 2023, was generally characterized by improved inflationary measures, a continued low rate of unemployment and an increase in the pace of growth in consumer spending compared with the second quarter of 2023.
In the future, if economic conditions deteriorate, it may lead to a decrease in consumer spending or a deterioration in consumer credit, and net revenues and provision for credit losses in Platform Solutions would likely be negatively impacted.
Three Months Ended September 2023 versus September 2022. Net revenues in Platform Solutions were $578 million for the third quarter of 2023, 53% higher than the third quarter of 2022, reflecting significantly higher net revenues in Consumer platforms.
The increase in Consumer platforms net revenues primarily reflected significantly higher average credit card balances, partially offset by lower net revenues from the GreenSky loan portfolio, which included a markdown of $123 million related to the transfer of the portfolio to held for sale. Transaction banking and other net revenues were lower, reflecting lower average deposit balances.

Goldman Sachs September 2023 Form 10-Q	130

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
Provision for credit losses was a net benefit of $73 million for the third quarter of 2023, compared with a provision of $465 million for the third quarter of 2022. The net benefit for the third quarter of 2023 reflected a net release related to the GreenSky loan portfolio (including a reserve reduction of $637 million related to the transfer of the portfolio to held for sale), partially offset by net provisions related to the credit card portfolio (primarily driven by net charge-offs). Provisions for the third quarter of 2022 reflected growth in the credit card portfolio and net charge-offs.
Operating expenses were $1.26 billion for the third quarter of 2023, 140% higher than the third quarter of 2022, primarily due to a $506 million write-down of identifiable intangible assets related to GreenSky. Pre-tax loss was $607 million for the third quarter of 2023, essentially unchanged compared with the third quarter of 2022.
Nine Months Ended September 2023 versus September 2022. Net revenues in Platform Solutions were $1.80 billion for the first nine months of 2023, 82% higher than the first nine months of 2022, reflecting significantly higher net revenues in Consumer platforms.
The increase in Consumer platforms net revenues primarily reflected significantly higher average credit card balances. Transaction banking and other net revenues were slightly lower.
Provision for credit losses was $736 million for the first nine months of 2023, compared with $942 million for the first nine months of 2022. Provisions for the first nine months of 2023 primarily reflected net provisions related to the credit card portfolio (primarily driven by net charge-offs), partially offset by a net release related to the GreenSky loan portfolio (including a reserve reduction related to the transfer of the portfolio to held for sale). Provisions for the first nine months of 2022 primarily reflected growth in the credit card portfolio and net charge-offs.
Operating expenses were $2.85 billion for the first nine months of 2023, 127% higher than the first nine months of 2022, primarily due to a $506 million write-down related to GreenSky and an impairment of goodwill of $504 million related to Consumer platforms. Pre-tax loss was $1.79 billion for the first nine months of 2023, compared with a pre-tax loss of $1.21 billion for the first nine months of 2022.
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

131	Goldman Sachs September 2023 Form 10-Q

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
Balance Sheet Analysis and Metrics
As of September 2023, total assets in our consolidated balance sheets were $1.58 trillion, an increase of $135.35 billion from December 2022, reflecting increases in trading assets of $146.82 billion (due to increases in government obligations and equity securities, reflecting the impact of our and our clients' activities, partially offset by decreases in derivative instruments primarily due to commodity derivatives) and investments of $14.90 billion (primarily due to an increase in U.S. government obligations accounted for as held-to-maturity), partially offset by a decrease in collateralized agreements of $26.54 billion (reflecting the impact of our activities).
As of September 2023, total liabilities in our consolidated balance sheets were $1.46 trillion, an increase of $135.27 billion from December 2022, reflecting increases in collateralized financings of $140.31 billion (primarily reflecting our activities) and deposits of $16.30 billion (due to increases in consumer and other deposits, partially offset by decreases in private bank and deposit sweep program balances), partially offset by a decrease in borrowings of $14.07 billion (driven by net maturities) and customer and other payables of $9.70 billion (primarily reflecting our clients' activities).
Our total securities sold under agreements to repurchase (repurchase agreements), accounted for as collateralized financings, were $225.68 billion as of September 2023 and $110.35 billion as of December 2022, which were 5% higher as of September 2023 and 15% lower as of December 2022 than the average daily amount of repurchase agreements over the respective quarters. As of September 2023, the increase in our repurchase agreements relative to the average daily amount of repurchase agreements during the quarter resulted from higher levels of our and our clients’ activities at the end of the period.
The level of our repurchase agreements fluctuates between and within periods, primarily due to providing clients with access to highly liquid collateral, such as certain government and agency obligations, through collateralized financing activities.

Goldman Sachs September 2023 Form 10-Q	132

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
The table below presents information about our balance sheet and leverage ratios.

	As of
	September	December
$ in millions	2023	2022
Total assets	$1,577,153	$1,441,799
Unsecured long-term borrowings	$224,024	$247,138
Total shareholders’ equity	$117,277	$117,189
Leverage ratio	13.4x	12.3x
Debt-to-equity ratio	1.9x	2.1x
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

	As of
	September	December
$ in millions, except per share amounts	2023	2022
Total shareholders’ equity	$117,277	$117,189
Preferred stock	(11,203)	(10,703)
Common shareholders’ equity	106,074	106,486
Goodwill	(5,913)	(6,374)
Identifiable intangible assets	(1,341)	(2,009)
Tangible common shareholders’ equity	$98,820	$98,103

Book value per common share	$313.83	$303.55
Tangible book value per common share	$292.37	$279.66
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
•Book value per common share and tangible book value per common share are based on common shares outstanding and restricted stock units granted to employees with no future service requirements and not subject to performance or market conditions (collectively, basic shares) of 338.0 million as of September 2023 and 350.8 million as of December 2022. We believe that tangible book value per common share (tangible common shareholders’ equity divided by basic shares) is meaningful because it is a measure that we and investors use to assess capital adequacy. Tangible book value per common share is a non-GAAP measure and may not be comparable to similar non-GAAP measures used by other companies.
Funding Sources
Our primary sources of funding are deposits, collateralized financings, unsecured short- and long-term borrowings, and shareholders’ equity. We seek to maintain broad and diversified funding sources globally across products, programs, markets, currencies and creditors to avoid funding concentrations.
The table below presents information about our funding sources.

	As of
$ in millions	September 2023		December 2022
Deposits	$402,962	36%	$386,665	40%
Collateralized financings	295,333	27%	155,022	16%
Unsecured short-term borrowings	70,009	6%	60,961	6%
Unsecured long-term borrowings	224,024	20%	247,138	26%
Total shareholders’ equity	117,277	11%	117,189	12%
Total	$1,109,605	100%	$966,975	100%
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

133	Goldman Sachs September 2023 Form 10-Q

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
We also raise financing through other types of collateralized financings, such as secured loans and notes. GS Bank USA has access to funding from the Federal Home Loan Bank. Our outstanding borrowings from the Federal Home Loan Bank were $2.00 billion as of September 2023 and we had no outstanding borrowings as of December 2022. Additionally, we have access to funding through the Federal Reserve discount window. However, we do not rely on this funding in our liquidity planning and stress testing.

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
The table below presents our quarterly unsecured long-term borrowings maturity profile.

$ in millions	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
As of September 2023
2024	$–	$–	$–	$13,961	$13,961
2025	$12,441	$12,134	$6,799	$7,438	38,812
2026	$6,819	$4,621	$7,566	$8,752	27,758
2027	$8,650	$3,223	$6,814	$14,536	33,223
2028	$10,950	$5,998	$4,668	$2,685	24,301
2029 - thereafter					85,969
Total					$224,024
The weighted average maturity of our unsecured long-term borrowings as of September 2023 was approximately seven years. To mitigate refinancing risk, we seek to limit the principal amount of debt maturing over the course of any monthly, quarterly, semi-annual or annual time horizon. We enter into interest rate swaps to convert a portion of our unsecured long-term borrowings into floating-rate obligations to manage our exposure to interest rates. See Note 14 to the consolidated financial statements for further information about our unsecured long-term borrowings.
Shareholders’ Equity. Shareholders’ equity is a stable and perpetual source of funding. See Note 19 to the consolidated financial statements for further information about our shareholders’ equity.

Goldman Sachs September 2023 Form 10-Q	134

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
Based on our 2023 CCAR submission, the FRB reduced our SCB from 6.3% to 5.5% for the period from October 1, 2023 through September 30, 2024. As a result, beginning on October 1, 2023, our Standardized CET1 capital ratio requirement is 13.0%. See “Share Repurchase Program” for further information about common stock repurchases and dividends and “Consolidated Regulatory Capital” for further information about the global systemically important bank (G-SIB) surcharge. We published a summary of our annual DFAST results in June 2023. See “Available Information.”
GS Bank USA is required to conduct stress tests on an annual basis and publish a summary of certain results. GS Bank USA published a summary of its annual DFAST results in June 2023. See “Available Information.”

135	Goldman Sachs September 2023 Form 10-Q

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
During the third quarter of 2023, we returned a total of $2.44 billion to shareholders, including common stock repurchases of $1.50 billion and common stock dividends of $937 million. The Board of Directors of Group Inc. (Board) approved an increase in our common stock dividend from $2.50 to $2.75 per share beginning in the third quarter of 2023. Consistent with our capital management philosophy, we will continue prioritizing deployment of capital for our clients where returns are attractive and distribute any excess capital to shareholders through dividends and share repurchases. However, given the uncertainty about the FRB's recently proposed capital rules, we expect to moderate our stock repurchase levels in the fourth quarter of 2023 relative to the third quarter of 2023.
In February 2023, the Board approved a new share repurchase program authorizing repurchases of up to $30 billion (in aggregate value and inclusive of shares repurchased in 2023) of our common stock. See “Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities” in Part II, Item 2 of this Form 10-Q and Note 19 to the consolidated financial statements for further information about our share repurchase program, and see above for information about our capital planning and stress testing process.
Effective January 1, 2023, a one percent non-deductible federal excise tax (buyback tax) applies to the fair market value of certain corporate share repurchases. The fair market value of share repurchases subject to the tax is reduced by the fair market value of any stock issued during the calendar year, including stock issued to employees. The buyback tax did not have a material impact on our financial condition, results of operations or cash flows for either the three or nine months ended September 2023.
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

Goldman Sachs September 2023 Form 10-Q	136

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
The table below presents TLAC and external long-term debt requirements.

	As of
	September	December
	2023	2022
TLAC to RWAs	22.0%	21.5%
TLAC to leverage exposure	9.5%	9.5%
External long-term debt to RWAs	9.0%	8.5%
External long-term debt to leverage exposure	4.5%	4.5%
In the table above:
•The TLAC to RWAs requirement included (i) the 18% minimum, (ii) the 2.5% buffer, (iii) the countercyclical capital buffer, which the FRB has set to zero percent and (iv) the G-SIB surcharge (Method 1). The G-SIB surcharge (Method 1) was 1.5% as of September 2023 and 1.0% as of December 2022.
•The TLAC to leverage exposure requirement includes (i) the 7.5% minimum and (ii) the 2.0% leverage exposure buffer.
•The external long-term debt to RWAs requirement includes (i) the 6% minimum and (ii) the G-SIB surcharge (Method 2). The G-SIB surcharge (Method 2) was 3.0% as of September 2023 and 2.5% as of December 2022.
•The external long-term debt to total leverage exposure is the 4.5% minimum.
The table below presents information about our TLAC and external long-term debt ratios.

	For the Three Months Ended or as of
	September	December
$ in millions	2023	2022
TLAC	$277,052	$297,100
External long-term debt	$154,100	$172,845
RWAs	$666,860	$679,450
Leverage exposure	$1,964,806	$1,867,358

TLAC to RWAs	41.5%	43.7%
TLAC to leverage exposure	14.1%	15.9%
External long-term debt to RWAs	23.1%	25.4%
External long-term debt to leverage exposure	7.8%	9.3%
In the table above:
•TLAC includes common and preferred stock, and eligible long-term debt issued by Group Inc. Eligible long-term debt represents unsecured debt, which has a remaining maturity of at least one year and satisfies additional requirements.
•External long-term debt consists of eligible long-term debt subject to a haircut if it is due to be paid between one and two years.
•In accordance with the TLAC rules, the higher of Advanced or Standardized RWAs are used in the calculation of TLAC and external long-term debt ratios and applicable requirements. RWAs represent Standardized RWAs as of September 2023 and Advanced RWAs as of December 2022.
•Leverage exposure consists of average adjusted total assets and certain off-balance sheet exposures.
See “Business — Regulation” in Part I, Item 1 of the 2022 Form 10-K for further information about TLAC.

137	Goldman Sachs September 2023 Form 10-Q

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
GS&Co. had regulatory net capital, as defined by Rule 15c3-1, of $21.01 billion as of September 2023 and $22.21 billion as of December 2022, which exceeded the amount required by $16.25 billion as of September 2023 and $17.46 billion as of December 2022. In addition to its alternative minimum net capital requirements, GS&Co. is also required to hold tentative net capital in excess of $5 billion and net capital in excess of $1 billion in accordance with Rule 15c3-1. GS&Co. is also required to notify the SEC in the event that its tentative net capital is less than $6 billion. As of both September 2023 and December 2022, GS&Co. had tentative net capital and net capital in excess of both the minimum and the notification requirements.

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
The table below presents GSI’s risk-based capital requirements.

	As of
	September	December
	2023	2022
Risk-based capital requirements
CET1 capital ratio	9.1%	8.7%
Tier 1 capital ratio	11.0%	10.7%
Total capital ratio	13.6%	13.3%
In the table above, the risk-based capital requirements incorporate capital guidance received from the PRA and could change in the future.
The table below presents information about GSI’s risk-based capital ratios.

	As of
	September	December
$ in millions	2023	2022
Risk-based capital and risk-weighted assets
CET1 capital	$33,123	$31,780
Tier 1 capital	$38,623	$40,080
Tier 2 capital	$6,877	$5,377
Total capital	$45,500	$45,457
RWAs	$271,452	$247,653
Risk-based capital ratios
CET1 capital ratio	12.2%	12.8%
Tier 1 capital ratio	14.2%	16.2%
Total capital ratio	16.8%	18.4%
In the table above, the risk-based capital ratios as of September 2023 reflected profits after dividends paid and foreseeable charges that are still subject to verification by GSI’s external auditors and approval by the PRA for inclusion in risk-based capital. These profits contributed approximately 44 basis points to the CET1 capital ratio as of September 2023.

Goldman Sachs September 2023 Form 10-Q	138

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
The table below presents GSI's leverage ratio requirement which became effective in January 2023 and the leverage ratio.

As of
September 2023
Leverage ratio requirement	3.5%
Leverage ratio	5.1%
In the table above, the leverage ratio as of September 2023 reflected profits after dividends paid and foreseeable charges that are still subject to verification by GSI’s external auditors and approval by the PRA for inclusion in risk-based capital. These profits contributed approximately 16 basis points to the leverage ratio as of September 2023.
GSI is a registered swap dealer with the CFTC and a registered security-based swap dealer with the SEC. As of both September 2023 and December 2022, GSI was subject to and in compliance with applicable capital requirements for swap dealers and security-based swap dealers.
GSI is also subject to a minimum requirement for own funds and eligible liabilities issued to affiliates. This requirement is subject to a transitional period which began to phase in from January 2019 and became fully effective beginning in January 2022. As of both September 2023 and December 2022, GSI was in compliance with this requirement.
GSJCL, our Japanese broker-dealer, is regulated by Japan’s Financial Services Agency. GSJCL and certain other non-U.S. subsidiaries are also subject to capital requirements promulgated by authorities of the countries in which they operate. As of both September 2023 and December 2022, these subsidiaries were in compliance with their local capital requirements.
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

Basel III Reforms. In July 2023, the U.S. federal bank regulatory authorities proposed a rule implementing the Basel Committee’s finalization of the post-crisis regulatory capital reforms. The proposed effective date is July 1, 2025 with a three-year transition period for the calculation of Expanded Risk-Based Approach RWAs. The proposal includes the replacement of the Advanced Approach with an Expanded Risk-Based Approach, which eliminates the use of internal models to calculate RWAs for credit and operational risk. The proposal also provides that stress capital requirements through the SCB would be applied to Expanded Risk-Based Approach capital ratios. The credit risk component of the Expanded Risk-Based Approach would include new risk weights for many counterparty and exposure types, a revised collateral haircut approach for certain collateralized transactions and additional restrictions for recognizing collateral in certain securities financing transactions. The operational RWAs are proposed to be calculated primarily based on revenues and historical losses. In addition, the proposal includes the Fundamental Review of the Trading Book, which replaces the market risk rule for both the Standardized and Expanded Risk-Based Approach, and introduces a new credit valuation adjustment (CVA) risk RWA calculation for the Expanded Risk-Based Approach. Separately, the Federal Reserve also proposed a rule to revise the G-SIB surcharge. The proposals are currently open for comment. We continue to evaluate the impact of the proposed rules, but we preliminarily estimate that these rules, if adopted as proposed and if our assets and liabilities remain largely consistent with those as of September 2023, our regulatory capital requirements could increase by approximately 25% on a fully phased-in basis.
Other Matters
Replacement of Interbank Offered Rates (IBORs), including LIBOR. As of July 1, 2023, the publication of all LIBOR settings as representative rates has ceased. The FCA has allowed the publication and use of synthetic rates for certain GBP LIBOR settings in legacy GBP LIBOR-based contracts through March 2024 and for certain USD LIBOR settings in legacy USD LIBOR-based contracts through September 2024. We have facilitated an orderly transition from LIBOR to alternative risk-free reference rates for us and our clients, and our LIBOR-based derivative contracts, unsecured benchmark debt, preferred stocks and loans have been transitioned to alternative risk-free reference rates in accordance with the applicable rules in connection with the cessation of LIBOR.

139	Goldman Sachs September 2023 Form 10-Q

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
Governance. Risk management governance starts with the Board, which both directly and through its committees, including its Risk Committee, oversees our risk management policies and practices implemented through the enterprise risk management framework. The Board is also responsible for the annual review and approval of our risk appetite statement. The risk appetite statement describes the levels and types of risk we are willing to accept or to avoid in order to achieve our objectives included in our strategic business plan, while remaining in compliance with regulatory requirements. The Board reviews our strategic business plan and is ultimately responsible for overseeing and providing direction about our strategy and risk appetite.
The Board, including through its committees, receives regular briefings on firmwide risks, including liquidity risk, market risk, credit risk, operational risk, model risk and climate risk, from our independent risk oversight and control functions, including the chief risk officer, and on compliance risk and conduct risk from the chief compliance officer, on legal and regulatory enforcement matters from the chief legal officer, and on other matters impacting our reputation from the chair and vice-chairs of our Firmwide Reputational Risk Committee. The chief risk officer reports to our chief executive officer and to the Risk Committee of the Board. As part of the review of the firmwide risk portfolio, the chief risk officer regularly advises the Risk Committee of the Board of relevant risk metrics and material exposures, including risk limits and thresholds established in our risk appetite statement.

Goldman Sachs September 2023 Form 10-Q	140

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

141	Goldman Sachs September 2023 Form 10-Q

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
The chart below presents an overview of our risk management governance structure.

Goldman Sachs September 2023 Form 10-Q	142

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
Firmwide Enterprise Risk Committee. The Firmwide Enterprise Risk Committee is responsible for overseeing all of our financial and nonfinancial risks. As part of such oversight, the committee is responsible for the ongoing review, approval and monitoring of our enterprise risk management framework, as well as our risk limits and thresholds policy, through delegated authority to the Firmwide Risk Appetite Committee. The Firmwide Enterprise Risk Committee also reviews new significant strategic business initiatives to determine whether they are consistent with our risk appetite and risk management capabilities. Additionally, the Firmwide Enterprise Risk Committee performs enhanced reviews of significant risk events, the top residual and emerging risks, and the overall risk and control environment in each of our business units in order to propose uplifts, identify elements that are common to all business units and analyze the consolidated residual risks that we face. This committee, which reports to the Management Committee, is co-chaired by our president and chief operating officer and our chief risk officer, who are appointed as chairs by our chief executive officer, and the vice-chair is our chief financial officer, who is appointed as vice-chair by the chairs of the Firmwide Enterprise Risk Committee. The following are the primary committees or councils that report to the Firmwide Enterprise Risk Committee (unless otherwise noted):
•Firmwide Risk Council. The Firmwide Risk Council is responsible for the ongoing monitoring of relevant financial risks and related risk limits at the firmwide, business and product levels. This council is co-chaired by our chief financial officer and our chief risk officer.
•Firmwide New Activity Committee. The Firmwide New Activity Committee is responsible for reviewing new activities and for establishing a process to identify and review previously approved activities that are significant and that have changed in complexity and/or structure or present different reputational and suitability concerns over time to consider whether these activities remain appropriate. This committee is chaired by our controller and chief accounting officer, who is appointed as chair by the chairs of the Firmwide Enterprise Risk Committee.

•Firmwide Operational Risk and Resilience Committee. The Firmwide Operational Risk and Resilience Committee is responsible for overseeing operational risk, and for ensuring our business and operational resilience. To assist the Firmwide Operational Risk and Resilience Committee in carrying out its mandate, other risk committees with dedicated oversight for technology-related risks, including cybersecurity matters and artificial intelligence, report into the Firmwide Operational Risk and Resilience Committee. This committee is co-chaired by our chief administrative officer for EMEA and our head of Operational Risk, who are appointed as chairs by the chairs of the Firmwide Enterprise Risk Committee.
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

143	Goldman Sachs September 2023 Form 10-Q

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
Firmwide Suitability Committee. The Firmwide Suitability Committee is responsible for setting standards and policies for product, transaction and client suitability and providing a forum for consistency across functions, regions and products on suitability assessments. This committee also reviews suitability matters escalated from other committees. This committee is co-chaired by our chief compliance officer and the head of Net Zero Transition Solutions in Global Banking & Markets, who are appointed as chairs by the chair of the Firmwide Reputational Risk Committee.

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

Goldman Sachs September 2023 Form 10-Q	144

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

145	Goldman Sachs September 2023 Form 10-Q

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
Group Inc. has provided substantial amounts of equity and subordinated indebtedness, directly or indirectly, to its regulated subsidiaries. For example, as of September 2023, Group Inc. had $37.44 billion of equity and subordinated indebtedness invested in GS&Co., its principal U.S. registered broker-dealer; $48.77 billion invested in GSI, a regulated U.K. broker-dealer; $2.29 billion invested in GSJCL, a regulated Japanese broker-dealer; $55.33 billion invested in GS Bank USA, a regulated New York State-chartered bank; and $4.72 billion invested in GSIB, a regulated U.K. bank. Group Inc. also provides financing, directly or indirectly, in the form of: $96.60 billion of unsubordinated loans (including secured loans of $21.11 billion) and $43.03 billion of collateral and cash deposits to these entities as of September 2023. In addition, as of September 2023, Group Inc. had significant amounts of capital invested in and loans to its other regulated subsidiaries.

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

Goldman Sachs September 2023 Form 10-Q	146

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
GCLA and Unencumbered Metrics
GCLA. Based on the results of our internal liquidity risk models, described above, as well as our consideration of other factors, including, but not limited to, a qualitative assessment of our condition, as well as the financial markets, we believe our liquidity position as of both September 2023 and December 2022 was appropriate. We strictly limit our GCLA to a narrowly defined list of securities and cash because they are highly liquid, even in a difficult funding environment. We do not include other potential sources of excess liquidity in our GCLA, such as less liquid unencumbered securities or committed credit facilities.

147	Goldman Sachs September 2023 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
The table below presents information about our GCLA.

	Average for the Three Months Ended
	September	June
$ in millions	2023	2023
Denomination
U.S. dollar	$274,279	$290,232
Non-U.S. dollar	131,425	119,417
Total	$405,704	$409,649

Asset Class
Overnight cash deposits	$243,478	$238,560
U.S. government obligations	120,301	138,231
U.S. agency obligations	17,290	12,835
Non-U.S. government obligations	24,635	20,023
Total	$405,704	$409,649

Entity Type
Group Inc. and Funding IHC	$61,014	$72,470
Major broker-dealer subsidiaries	116,077	114,777
Major bank subsidiaries	228,613	222,402
Total	$405,704	$409,649
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

Other Unencumbered Assets. In addition to our GCLA, we have a significant amount of other unencumbered cash and financial instruments, including other government obligations, high-grade money market securities, corporate obligations, marginable equities, loans and cash deposits not included in our GCLA. The fair value of our unencumbered assets averaged $278.41 billion for the three months ended September 2023 and $277.04 billion for the three months ended June 2023. We do not consider these assets liquid enough to be eligible for our GCLA.
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
The table below presents information about our average daily LCR.

	Average for the Three Months Ended
	September	June
$ in millions	2023	2023
Total HQLA	$397,758	$405,552
Eligible HQLA	$316,291	$330,507
Net cash outflows	$253,238	$262,258
LCR	125%	126%
In the table above, our average quarterly LCR represents the average of our daily LCRs during the quarter.
We are also subject to a minimum Net Stable Funding Ratio (NSFR) under the NSFR rule approved by the U.S. federal bank regulatory agencies. The NSFR rule requires large U.S. banking organizations to maintain available stable funding (ASF) above their required stable funding (RSF) over a one-year time horizon. Total ASF excludes ASF held by subsidiaries that is in excess of their minimum requirement and is subject to transfer restrictions. We are required to maintain a minimum NSFR of 100%. We expect that fluctuations in client activity, business mix and the market environment will impact our NSFR.
The table below presents information about our average daily NSFR.

	Average for the Three Months Ended
	September	June
$ in millions	2023	2023
Total ASF	$617,341	$621,274
Total RSF	$529,635	$547,907
NSFR	117%	113%
In the table above, our average quarterly NSFR represents the average of our daily NSFRs during the quarter.

Goldman Sachs September 2023 Form 10-Q	148

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
The following provides information about our subsidiary liquidity regulatory requirements:
•GS Bank USA. GS Bank USA is subject to a minimum LCR of 100% under the LCR rule approved by the U.S. federal bank regulatory agencies. As of September 2023, GS Bank USA’s LCR exceeded the minimum requirement. The NSFR requirement described above also applies to GS Bank USA. As of September 2023, GS Bank USA’s NSFR exceeded the minimum requirement.
•GSI and GSIB. GSI and GSIB are subject to a minimum LCR of 100% under the LCR rule approved by the U.K. regulatory authorities. GSI’s and GSIB’s average monthly LCR for the trailing twelve-month period ended September 2023 exceeded the minimum requirement. GSI and GSIB are subject to the applicable NSFR requirement in the U.K. As of September 2023, both GSI’s and GSIB’s NSFR exceeded the minimum requirement.
•GSBE. GSBE is subject to a minimum LCR of 100% under the LCR rule approved by the European Parliament and Council. GSBE’s average monthly LCR for the trailing twelve-month period ended September 2023 exceeded the minimum requirement. GSBE is subject to the applicable NSFR requirement in the E.U. As of September 2023, GSBE’s NSFR exceeded the minimum requirement.
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

As of September 2023
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
•The ratings for trust preferred relate to the guaranteed preferred beneficial interests issued by Goldman Sachs Capital I.
•The DBRS, Fitch, Moody’s and S&P ratings for preferred stock include the APEX issued by Goldman Sachs Capital II and Goldman Sachs Capital III.

149	Goldman Sachs September 2023 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
The table below presents the unsecured credit ratings and outlook of GS Bank USA, GSIB, GSBE, GS&Co. and GSI.

As of September 2023
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
Nine Months Ended September 2023. Our cash and cash equivalents decreased by $1.95 billion to $239.88 billion at the end of the third quarter of 2023, primarily due to net cash used for investing activities and the effect of exchange rate changes on cash and cash equivalents, partially offset by net cash provided by operating activities. The net cash used for investing activities primarily reflected net purchases of investments (primarily U.S. government obligations accounted for as held-to-maturity securities). The decrease in net cash and cash equivalents as a result of changes in foreign exchange rates was due to the U.S. dollar strengthening during the first nine months of 2023. The net cash provided by operating activities primarily reflected cash inflows from collateralized transactions (reflecting both an increase in collateralized financings and a decrease in collateralized agreements), partially offset by cash outflows from trading assets.
Nine Months Ended September 2022. Our cash and cash equivalents increased by $23.22 billion to $284.25 billion at the end of the third quarter of 2022, due to net cash provided by financing and operating activities, partially offset by net cash used for investing activities and the effect of exchange rate changes on cash and cash equivalents. The net cash provided by financing activities primarily reflected cash inflows from deposits (reflecting increases in transaction banking, deposit sweep program balances, brokered certificates of deposit, and consumer deposits, partially offset by a decrease in other deposits) and net issuance of unsecured long-term borrowings. The net cash provided by operating activities primarily reflected cash inflows from trading liabilities and customer and other receivables and payables, net (reflecting both an increase in customer and other payables and in customer and other receivables), partially offset by cash outflows from trading assets. The net cash used for investing activities primarily reflected purchases of investments (primarily U.S. government obligations accounted for as held-to-maturity) and an increase in net lending activities (reflecting increases in corporate, consumer and wealth management loans). The decrease in net cash and cash equivalents as a result of changes in foreign exchange rates was due to the U.S. dollar strengthening during the first nine months of 2022.

Goldman Sachs September 2023 Form 10-Q	150

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

151	Goldman Sachs September 2023 Form 10-Q

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

Goldman Sachs September 2023 Form 10-Q	152

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
During the first quarter of 2023, we added the currency exposure on certain debt and equity positions to VaR and removed certain debt and equity positions (and related hedges) from VaR as our management believes that the risk of these positions is more appropriately measured and monitored using 10% sensitivity measures. Prior period amounts for average daily VaR, period end VaR and high and low VaR have been conformed to the current presentation. The impact of such changes to prior period total VaR was not material. Substantially all positions in VaR are included within Global Banking & Markets.
The table below presents our average daily VaR.

	Three Months Ended			Nine Months Ended September
	September	June	September
$ in millions	2023	2023	2022	2023	2022
Categories
Interest rates	$88	$118	$111	$99	$96
Equity prices	28	31	35	29	37
Currency rates	19	25	33	26	29
Commodity prices	18	16	51	19	54
Diversification effect	(66)	(73)	(102)	(72)	(100)
Total	$87	$117	$128	$101	$116
Our average daily VaR decreased to $87 million for the three months ended September 2023 from $117 million for the three months ended June 2023, primarily due to lower levels of volatility. The total decrease was primarily driven by decreases in the interest rates, currency rates and equity prices categories, partially offset by a decrease in the diversification effect.
Our average daily VaR decreased to $87 million for the three months ended September 2023 from $128 million for the three months ended September 2022, due to lower levels of volatility, partially offset by increased exposures. The total decrease was primarily driven by decreases in the commodity prices, interest rates and currency rates categories, partially offset by a decrease in the diversification effect.

153	Goldman Sachs September 2023 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
Our average daily VaR decreased to $101 million for the nine months ended September 2023 from $116 million for the nine months ended September 2022, due to lower levels of volatility, partially offset by increased exposures. The total decrease was primarily driven by decreases in the commodity prices and equity prices categories, partially offset by a decrease in the diversification effect.
The table below presents our period-end VaR.

	As of
	September	June	September
$ in millions	2023	2023	2022
Categories
Interest rates	$78	$105	$94
Equity prices	24	26	39
Currency rates	18	19	41
Commodity prices	19	18	35
Diversification effect	(54)	(69)	(101)
Total	$85	$99	$108
Our period-end VaR decreased to $85 million as of September 2023 from $99 million as of June 2023, primarily due to lower levels of volatility. The total decrease was primarily driven by a decrease in the interest rates category, partially offset by decrease in the diversification effect.
Our period-end VaR decreased to $85 million as of September 2023 from $108 million as of September 2022, due to lower levels of volatility, partially offset by increased exposures. The total decrease was driven by decreases in the currency rates, interest rates, commodity prices and equity prices categories, partially offset by a decrease in the diversification effect.
During the nine months ended September 2023, the firmwide VaR risk limit was not exceeded and there were no permanent changes to the firmwide VaR risk limit. However, the firmwide VaR risk limit was temporarily changed on four occasions as a result of changes in the market environment in the first half of 2023. During 2022, the firmwide VaR risk limit was exceeded on six occasions (all of which occurred during March 2022) primarily due to higher levels of volatility generally resulting from broad macroeconomic and geopolitical concerns. These limit breaches were resolved by temporary increases in the firmwide VaR risk limit and subsequent risk reductions. During this period, the firmwide VaR risk limit was also permanently increased due to higher levels of volatility.
The table below presents our high and low VaR.

	Three Months Ended
	September 2023		June 2023		September 2022
$ in millions	High	Low	High	Low	High	Low
Categories
Interest rates	$111	$78	$141	$97	$137	$92
Equity prices	$49	$23	$42	$22	$48	$29
Currency rates	$26	$14	$36	$17	$51	$20
Commodity prices	$23	$15	$21	$11	$67	$35
Firmwide
VaR	$102	$79	$142	$95	$155	$102
The chart below presents our daily VaR for the nine months ended September 2023.
The table below presents, by number of business days, the frequency distribution of our daily net revenues for positions included in VaR.

	Three Months Ended September		Nine Months Ended September
$ in millions	2023	2022	2023	2022
>$100	13	22	47	77
$75 – $100	13	8	32	27
$50 – $75	12	8	40	20
$25 – $50	19	9	34	22
$0 – $25	4	8	14	20
$(25) – $0	2	4	16	10
$(50) – $(25)	–	3	2	6
$(75) – $(50)	–	–	1	2
$(100) – $(75)	–	1	–	1
<$(100)	–	1	1	3
Total	63	64	187	188
In the table above, the frequency distribution of daily net revenues reflects the impact of the change in VaR described above. Prior period amounts have been conformed to the current presentation.
Daily net revenues for positions included in VaR are compared with VaR calculated as of the end of the prior business day. Net losses incurred on a single day for such positions did not exceed our 95% one-day VaR (i.e., a VaR exception) during both the three months ended September 2023 and September 2022. There was one VaR exception during the nine months ended September 2023 and two VaR exceptions during the nine months ended September 2022.
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

Goldman Sachs September 2023 Form 10-Q	154

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

	As of
	September	June	September
$ in millions	2023	2023	2022
Equity	$1,528	$1,527	$1,589
Debt	2,662	2,382	2,504
Total	$4,190	$3,909	$4,093
In the table above:
•The 10% sensitivity measures for equity and debt positions reflect the impact of the change in VaR described above. Prior period amounts have been conformed to the current presentation.
•As of September 2023, debt positions included approximately $6.0 billion of GreenSky loans within Platform Solutions that were classified as held for sale. Substantially all of the remaining equity and debt positions in 10% sensitivity measures are included within Asset & Wealth Management.
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

Credit and Funding Spread Sensitivity on Derivatives and Financial Liabilities. VaR excludes the impact of changes in counterparty credit spreads, our own credit spreads and unsecured funding spreads on derivatives, as well as changes in our own credit spreads (debt valuation adjustment) on financial liabilities for which the fair value option was elected. The estimated sensitivity to a one basis point increase in credit spreads (counterparty and our own) and unsecured funding spreads on derivatives (including hedges) was a loss of $1 million as of both September 2023 and June 2023. In addition, the estimated sensitivity to a one basis point increase in our own credit spreads on financial liabilities for which the fair value option was elected was a gain of $36 million as of September 2023 and $39 million as of June 2023. However, the actual net impact of a change in our own credit spreads is also affected by the liquidity, duration and convexity (as the sensitivity is not linear to changes in yields) of those financial liabilities for which the fair value option was elected, as well as the relative performance of any hedges undertaken.
Earnings-at-Risk. The table below presents the impact of a parallel shift in rates on our net revenues and preferred stock dividends over the next 12 months relative to the baseline scenario.

	As of
	September	June
$ in millions	2023	2023
+100 basis points parallel shift in rates	$109	$239
-100 basis points parallel shift in rates	$(98)	$(226)
In the table above, the EaR metric utilized various assumptions, including, among other things, balance sheet size and composition, deposit repricing and prepayment behavior, all of which have inherent uncertainties. The EaR metric does not represent a forecast of our net revenues and preferred stock dividends. As of September 2023, we expect our EaR sensitivity to scale approximately linearly with the size of an instantaneous parallel shock in interest rates of up to +/-200 basis points.
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

155	Goldman Sachs September 2023 Form 10-Q

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

Goldman Sachs September 2023 Form 10-Q	156

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

157	Goldman Sachs September 2023 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
Credit Exposures
As of September 2023, our aggregate credit exposure decreased slightly compared with December 2022, reflecting a decrease in OTC derivatives. The percentage of our credit exposures arising from non-investment-grade counterparties (based on our internally determined public rating agency equivalents) decreased slightly compared with December 2022, primarily reflecting a decrease in non-investment-grade credit exposure related to OTC derivatives. Our credit exposures are described further below.
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

	As of
	September	December
$ in millions	2023	2022
Cash and Cash Equivalents	$221,930	$224,889

Industry
Financial Institutions	7%	6%
Sovereign	93%	94%
Total	100%	100%

Region
Americas	58%	77%
EMEA	32%	19%
Asia	10%	4%
Total	100%	100%

Credit Quality (Credit Rating Equivalent)
AAA	76%	89%
AA	11%	5%
A	13%	6%
Total	100%	100%
The table above excludes cash segregated for regulatory and other purposes of $17.95 billion as of September 2023 and $16.94 billion as of December 2022.
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
The table below presents our net credit exposure from OTC derivatives and the concentration by industry and region.

	As of
	September	December
$ in millions	2023	2022
OTC derivative assets	$45,500	$53,399
Collateral (not netted under U.S. GAAP)	(16,386)	(15,823)
Net credit exposure	$29,114	$37,576
Industry
Consumer & Retail	3%	3%
Diversified Industrials	13%	8%
Financial Institutions	16%	20%
Funds	24%	19%
Healthcare	1%	1%
Municipalities & Nonprofit	2%	2%
Natural Resources & Utilities	21%	34%
Sovereign	12%	7%
Technology, Media & Telecommunications	6%	4%
Other (including Special Purpose Vehicles)	2%	2%
Total	100%	100%
Region
Americas	46%	49%
EMEA	46%	43%
Asia	8%	8%
Total	100%	100%
Our credit exposure (before any potential recoveries) to OTC derivative counterparties that defaulted during the nine months ended September 2023 remained low, representing less than 2% of our total credit exposure from OTC derivatives.
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

Goldman Sachs September 2023 Form 10-Q	158

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
The table below presents the distribution of our net credit exposure from OTC derivatives by tenor.

$ in millions	Investment- Grade	Non-Investment- Grade / Unrated	Total
As of September 2023
Less than 1 year	$25,194	$6,783	$31,977
1 – 5 years	23,812	5,804	29,616
Greater than 5 years	55,998	4,467	60,465
Total	105,004	17,054	122,058
Netting	(85,702)	(7,242)	(92,944)
Net credit exposure	$19,302	$9,812	$29,114
As of December 2022
Less than 1 year	$23,112	$8,812	$31,924
1 – 5 years	26,627	8,355	34,982
Greater than 5 years	58,354	4,342	62,696
Total	108,093	21,509	129,602
Netting	(83,531)	(8,495)	(92,026)
Net credit exposure	$24,562	$13,014	$37,576
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

	Investment-Grade
$ in millions	AAA	AA	A	BBB	Total
As of September 2023
Less than 1 year	$758	$4,520	$12,323	$7,593	$25,194
1 – 5 years	1,616	7,044	7,622	7,530	23,812
Greater than 5 years	5,070	16,140	17,548	17,240	55,998
Total	7,444	27,704	37,493	32,363	105,004
Netting	(4,779)	(24,582)	(31,931)	(24,410)	(85,702)
Net credit exposure	$2,665	$3,122	$5,562	$7,953	$19,302
As of December 2022
Less than 1 year	$521	$2,113	$10,516	$9,962	$23,112
1 – 5 years	1,684	5,383	9,057	10,503	26,627
Greater than 5 years	5,594	16,063	21,060	15,637	58,354
Total	7,799	23,559	40,633	36,102	108,093
Netting	(5,025)	(20,582)	(31,956)	(25,968)	(83,531)
Net credit exposure	$2,774	$2,977	$8,677	$10,134	$24,562
			Non-Investment-Grade / Unrated
$ in millions			BB or lower	Unrated	Total
As of September 2023
Less than 1 year			$6,325	$458	$6,783
1 – 5 years			5,719	85	5,804
Greater than 5 years			4,007	460	4,467
Total			16,051	1,003	17,054
Netting			(7,193)	(49)	(7,242)
Net credit exposure			$8,858	$954	$9,812
As of December 2022
Less than 1 year			$8,245	$567	$8,812
1 – 5 years			8,150	205	8,355
Greater than 5 years			4,232	110	4,342
Total			20,627	882	21,509
Netting			(8,436)	(59)	(8,495)
Net credit exposure			$12,191	$823	$13,014
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
The table below presents our loans and lending commitments.

$ in millions	Loans	Lending Commitments	Total
As of September 2023
Corporate	$36,815	$145,340	$182,155
Commercial real estate	25,672	3,366	29,038
Residential real estate	23,953	1,932	25,885
Securities-based	15,053	815	15,868
Other collateralized	55,646	16,284	71,930
Consumer:
Installment	6,375	2,683	9,058
Credit cards	17,885	68,394	86,279
Other	1,753	883	2,636
Total	$183,152	$239,697	$422,849
Allowance for loan losses	$(4,895)	$(670)	$(5,565)
As of December 2022
Corporate	$40,135	$139,718	$179,853
Commercial real estate	28,879	4,271	33,150
Residential real estate	23,035	3,192	26,227
Securities-based	16,671	508	17,179
Other collateralized	51,702	14,407	66,109
Consumer:
Installment	6,326	1,882	8,208
Credit cards	15,820	62,216	78,036
Other	2,261	944	3,205
Total	$184,829	$227,138	$411,967
Allowance for loan losses	$(5,543)	$(774)	$(6,317)
In the table above, lending commitments excluded $5.22 billion as of September 2023 and $4.85 billion as of December 2022 related to issued letters of credit which are classified as guarantees in our consolidated financial statements. See Note 18 to the consolidated financial statements for further information about guarantees.
See Note 9 to the consolidated financial statements for information about net charge-offs on wholesale and consumer loans, as well as past due and nonaccrual loans accounted for at amortized cost.

159	Goldman Sachs September 2023 Form 10-Q

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

$ in millions	Loans	Lending Commitments	Total
As of September 2023
Corporate	$36,815	$145,340	$182,155

Industry
Consumer & Retail	10%	14%	13%
Diversified Industrials	17%	20%	20%
Financial Institutions	7%	9%	9%
Funds	4%	4%	3%
Healthcare	10%	10%	10%
Natural Resources & Utilities	9%	17%	16%
Real Estate	12%	5%	6%
Technology, Media & Telecommunications	26%	19%	21%
Other (including Special Purpose Vehicles)	5%	2%	2%
Total	100%	100%	100%

Region
Americas	62%	77%	74%
EMEA	30%	22%	23%
Asia	8%	1%	3%
Total	100%	100%	100%

Credit Quality (Credit Rating Equivalent)
AAA	–	1%	1%
AA	1%	5%	4%
A	4%	19%	16%
BBB	18%	41%	36%
BB or lower	77%	34%	43%
Total	100%	100%	100%

As of December 2022
Corporate	$40,135	$139,718	$179,853

Industry
Consumer & Retail	10%	13%	12%
Diversified Industrials	18%	18%	18%
Financial Institutions	7%	8%	8%
Funds	3%	4%	4%
Healthcare	10%	12%	12%
Natural Resources & Utilities	9%	18%	16%
Real Estate	11%	5%	7%
Technology, Media & Telecommunications	26%	20%	21%
Other (including Special Purpose Vehicles)	6%	2%	2%
Total	100%	100%	100%

Region
Americas	57%	77%	73%
EMEA	34%	21%	24%
Asia	9%	2%	3%
Total	100%	100%	100%

Credit Quality (Credit Rating Equivalent)
AAA	–	2%	1%
AA	1%	5%	4%
A	5%	21%	18%
BBB	19%	38%	34%
BB or lower	75%	34%	43%
Total	100%	100%	100%
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

$ in millions	Loans	Lending Commitments	Total
As of September 2023
Commercial Real Estate	$25,672	$3,366	$29,038

Region
Americas	83%	76%	82%
EMEA	14%	23%	15%
Asia	3%	1%	3%
Total	100%	100%	100%

Credit Quality (Credit Rating Equivalent)
Investment-grade	47%	45%	47%
Non-investment-grade	53%	55%	53%
Total	100%	100%	100%

As of December 2022
Commercial Real Estate	$28,879	$4,271	$33,150

Region
Americas	79%	74%	78%
EMEA	16%	17%	16%
Asia	5%	9%	6%
Total	100%	100%	100%

Credit Quality (Credit Rating Equivalent)
Investment-grade	42%	35%	41%
Non-investment-grade	58%	64%	59%
Unrated	–	1%	–
Total	100%	100%	100%
In the table above:
•The concentration of loans and lending commitments by asset class as of September 2023 was 38% for warehouse and other indirect, 13% for industrials, 12% for multifamily, 9% for office, 8% for hospitality, 8% for mixed use and 12% for other asset classes.
•The net charge-off ratio for commercial real estate loans was 1.5% for the nine months ended September 2023. The net charge-off ratio is calculated by dividing annualized net charge-offs by average gross loans accounted for at amortized cost.
In addition, we also have credit exposure to commercial real estate loans held for securitization of $287 million as of September 2023 and $119 million as of December 2022. Such loans are included in trading assets in our consolidated balance sheets.

Goldman Sachs September 2023 Form 10-Q	160

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

$ in millions	Loans	Lending Commitments	Total
As of September 2023
Residential Real Estate	$23,953	$1,932	$25,885

Region
Americas	96%	86%	95%
EMEA	3%	3%	3%
Asia	1%	11%	2%
Total	100%	100%	100%

Credit Quality (Credit Rating Equivalent)
Investment-grade	56%	55%	56%
Non-investment-grade	21%	34%	22%
Other metrics	23%	9%	22%
Unrated	–	2%	–
Total	100%	100%	100%

As of December 2022
Residential Real Estate	$23,035	$3,192	$26,227

Region
Americas	96%	93%	95%
EMEA	3%	7%	4%
Asia	1%	–	1%
Total	100%	100%	100%

Credit Quality (Credit Rating Equivalent)
Investment-grade	52%	63%	53%
Non-investment-grade	25%	36%	26%
Other metrics	23%	1%	21%
Total	100%	100%	100%
In the table above:
•Credit exposure included loans and lending commitments of $13.65 billion as of September 2023 and $14.62 billion as of December 2022 which are extended to clients who warehouse assets that are directly or indirectly secured by residential real estate.
•Other metrics category consists of loans where we use other key metrics to assess the borrower's credit quality, such as loan-to-value ratio, delinquency status, collateral value, expected cash flows and other risk factors.
In addition, we also have credit exposure to residential real estate loans held for securitization of $6.70 billion as of September 2023 and $8.07 billion as of December 2022. Such loans are included in trading assets in our consolidated balance sheets.

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

$ in millions	Loans	Lending Commitments	Total
As of September 2023
Securities-based	$15,053	$815	$15,868

Region
Americas	80%	99%	81%
EMEA	19%	1%	18%
Asia	1%	–	1%
Total	100%	100%	100%

Credit Quality (Credit Rating Equivalent)
Investment-grade	76%	37%	74%
Non-investment-grade	4%	1%	4%
Other metrics	20%	62%	22%
Total	100%	100%	100%

As of December 2022
Securities-based	$16,671	$508	$17,179

Region
Americas	83%	98%	83%
EMEA	15%	2%	15%
Asia	2%	–	2%
Total	100%	100%	100%

Credit Quality (Credit Rating Equivalent)
Investment-grade	77%	18%	76%
Non-investment-grade	5%	2%	4%
Other metrics	18%	80%	20%
Total	100%	100%	100%
In the table above, other metrics category consists of loans where we use other key metrics to assess the borrower's credit quality, such as collateral value, loan-to-value ratio and delinquency status.

161	Goldman Sachs September 2023 Form 10-Q

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

$ in millions	Loans	Lending Commitments	Total
As of September 2023
Other Collateralized	$55,646	$16,284	$71,930

Region
Americas	84%	84%	84%
EMEA	14%	15%	15%
Asia	2%	1%	1%
Total	100%	100%	100%

Credit Quality (Credit Rating Equivalent)
Investment-grade	80%	76%	79%
Non-investment-grade	20%	22%	20%
Unrated	–	2%	1%
Total	100%	100%	100%

As of December 2022
Other Collateralized	$51,702	$14,407	$66,109

Region
Americas	86%	93%	87%
EMEA	12%	7%	11%
Asia	2%	–	2%
Total	100%	100%	100%

Credit Quality (Credit Rating Equivalent)
Investment-grade	83%	83%	83%
Non-investment-grade	16%	14%	16%
Other metrics	1%	–	–
Unrated	–	3%	1%
Total	100%	100%	100%
In the table above, credit exposure included loans and lending commitments extended to clients who warehouse assets of $21.36 billion as of September 2023 and $16.89 billion as of December 2022.

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

$ in millions	Installment
As of September 2023
Loans, gross	$6,375

Texas	8%
California	7%
New Jersey	5%
Florida	5%
New York	5%
Other	70%
Total	100%

As of December 2022
Loans, gross	$6,326

California	10%
Texas	9%
Florida	7%
New York	6%
Illinois	4%
Other	64%
Total	100%

$ in millions	Credit Cards
As of September 2023
Loans, gross	$17,885

California	17%
Texas	9%
Florida	8%
New York	8%
Illinois	4%
Other	54%
Total	100%

As of December 2022
Loans, gross	$15,820

California	16%
Texas	9%
New York	8%
Florida	8%
New Jersey	4%
Other	55%
Total	100%
In addition, we had credit exposure of $2.68 billion as of September 2023 and $1.88 billion as of December 2022 related to our commitments to provide unsecured installment loans to consumers.
See Note 9 to the consolidated financial statements for further information about the credit quality indicators of installment and credit card loans.

Goldman Sachs September 2023 Form 10-Q	162

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

$ in millions	Loans	Lending Commitments	Total
As of September 2023
Other	$1,753	$883	$2,636
Region
Americas	91%	100%	94%
EMEA	9%	–	6%
Total	100%	100%	100%
Credit Quality (Credit Rating Equivalent)
Investment-grade	53%	84%	63%
Non-investment-grade	41%	16%	33%
Other metrics	6%	–	4%
Total	100%	100%	100%
As of December 2022
Other	$2,261	$944	$3,205
Region
Americas	89%	99%	92%
EMEA	11%	1%	8%
Total	100%	100%	100%
Credit Quality (Credit Rating Equivalent)
Investment-grade	47%	93%	60%
Non-investment-grade	26%	7%	21%
Other metrics	27%	–	19%
Total	100%	100%	100%
In the table above, other metrics primarily includes consumer and credit card loans purchased by us. Our risk assessment process for such loans includes reviewing certain key metrics, such as expected cash flows, delinquency status and other risk factors.
In addition, we also have credit exposure to other loans held for securitization of $1.31 billion as of September 2023 and $1.76 billion as of December 2022. Such loans are included in trading assets in our consolidated balance sheets.
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

	As of
	September	December
$ in millions	2023	2022
Securities Financing Transactions	$37,468	$34,762

Industry
Financial Institutions	31%	43%
Funds	41%	23%
Municipalities & Nonprofit	4%	5%
Sovereign	23%	28%
Other (including Special Purpose Vehicles)	1%	1%
Total	100%	100%

Region
Americas	39%	47%
EMEA	44%	34%
Asia	17%	19%
Total	100%	100%

Credit Quality (Credit Rating Equivalent)
AAA	12%	20%
AA	29%	31%
A	36%	31%
BBB	12%	8%
BB or lower	11%	10%
Total	100%	100%
The table above reflects both netting agreements and collateral that we consider when determining credit risk.

163	Goldman Sachs September 2023 Form 10-Q

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

	As of
	September	December
$ in millions	2023	2022
Other Credit Exposures	$47,143	$48,916

Industry
Financial Institutions	81%	80%
Funds	12%	12%
Other (including Special Purpose Vehicles)	7%	8%
Total	100%	100%

Region
Americas	41%	41%
EMEA	46%	49%
Asia	13%	10%
Total	100%	100%

Credit Quality (Credit Rating Equivalent)
AAA	1%	7%
AA	42%	32%
A	33%	33%
BBB	8%	10%
BB or lower	15%	16%
Unrated	1%	2%
Total	100%	100%
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

Country Exposures. The Russian invasion of Ukraine has negatively affected the global economy and increased macroeconomic uncertainty. The extent and duration of the war, sanctions and resulting market disruptions, as well as the potential adverse consequences for our business, liquidity and results of operations, are difficult to predict. We have significantly reduced our exposure to Russia and Ukraine and have curtailed our operations in Russia to those necessary to meet our legal and regulatory obligations. The overall direct financial impact to our net revenues for the first nine months of 2023 from Russian and Ukrainian counterparties, borrowers, issuers and related instruments was not material. Our total credit exposure to Russian or Ukrainian counterparties or borrowers and our total market exposure relating to Russian issuers was not material as of September 2023. Our total market exposure to Ukraine as of September 2023 was $113 million, primarily to sovereign issuers. Such exposure consisted of $125 million related to debt and $(12) million related to credit derivatives. See “Risk Factors” in Part I, Item 1A of the 2022 Form 10-K for further information about our risks related to Russia’s invasion of Ukraine.
Economic challenges persist for the Argentine government given uncertainty relating to its fiscal and economic policies. As of September 2023, our total credit exposure to Argentina was not material. Our total market exposure to Argentina as of September 2023 was $172 million, primarily to sovereign issuers. Such exposure consisted of $94 million related to debt, $7 million related to credit derivatives and $71 million related to equities.
In addition, economic and/or political uncertainties in Ethiopia, Ghana, Lebanon, Pakistan, Sri Lanka and Venezuela have led to concerns about their financial stability. Our credit exposure to counterparties or borrowers and our market exposure to issuers relating to each of these countries was not material as of September 2023.
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

Goldman Sachs September 2023 Form 10-Q	164

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

165	Goldman Sachs September 2023 Form 10-Q

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

Goldman Sachs September 2023 Form 10-Q	166

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

167	Goldman Sachs September 2023 Form 10-Q

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

Goldman Sachs September 2023 Form 10-Q	168

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

169	Goldman Sachs September 2023 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
These statements may relate to, among other things, (i) our future plans and results, including our target ROE, ROTE, efficiency ratio, CET1 capital ratio and firmwide AUS inflows, and how they can be achieved, (ii) trends in or growth opportunities for our businesses, including the timing, costs, profitability, benefits and other aspects of business and strategic initiatives and their impact on our efficiency ratio, (iii) our level of future compensation expense, including as a percentage of both operating expenses and net revenues, net of provision for credit losses, (iv) our Investment banking fees backlog and future results, (v) our expected interest income and interest expense, (vi) our expense savings and strategic locations initiatives, (vii) expenses we may incur, including future litigation expense, (viii) the projected growth of our deposits and other funding, asset liability management and funding strategies and related interest expense savings, (ix) our business initiatives, including transaction banking, (x) our planned 2023 benchmark debt issuances, (xi) the amount, composition and location of GCLA we expect to hold, (xii) our credit exposures, (xiii) our expected provisions for credit losses, (xiv) the adequacy of our allowance for credit losses, (xv) the narrowing of our consumer business initiatives, (xvi) the objectives and effectiveness of our BCP, information security program, risk management and liquidity policies, (xvii) our resolution plan and strategy and their implications for stakeholders, (xviii) the design and effectiveness of our resolution capital and liquidity models and triggers and alerts framework, (xix) the results of stress tests, the effect of changes to regulations, and our future status, activities or reporting under banking and financial regulation, (xx) our expected tax rate, (xxi) the future state of our liquidity and regulatory capital ratios, and our prospective capital distributions (including dividends and repurchases), (xxii) our expected SCB and G-SIB surcharge, (xxiii) legal proceedings, governmental investigations or other contingencies, (xxiv) the asset recovery guarantee and our remediation activities related to our 1Malaysia Development Berhad (1MDB) settlements, (xxv) the effectiveness of our management of our human capital, including our diversity goals, (xxvi) our sustainability and carbon neutrality targets and goals, (xxvii) future inflation, (xxviii) the impact of Russia’s invasion of Ukraine and related sanctions and other developments on our business, results and financial position, (xxix) our ability to sell, and the terms of any proposed sales of, the remaining Marcus loans portfolio and Asset & Wealth Management historical principal investments, and pending sales of GreenSky and PFM, (xxx) the impact of the conflict in the Middle East, (xxxi) our ability to reduce and manage our commercial real estate exposures, and (xxxii) the timing of the profitability of Platform Solutions.
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
Statements about the timing, costs, profitability, benefits and other aspects of business and expense savings initiatives, the level and composition of more durable revenues, increases in market share and the narrowing of our consumer business initiatives are based on our current expectations regarding our ability to implement these initiatives and actual results may differ, possibly materially, from our current expectations due to, among other things, a delay in the timing of these initiatives, increased competition and an inability to reduce expenses and grow businesses with durable revenues.
Statements about the level of future compensation expense, including as a percentage of both operating expenses and net revenues, net of provision for credit losses, and our efficiency ratio are subject to the risks that the compensation and other costs to operate our businesses, including platform initiatives, may be greater than currently expected.

Goldman Sachs September 2023 Form 10-Q	170

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
Statements about our Investment banking fees backlog and future results are subject to the risk that such transactions may be modified or may not be completed at all, and related net revenues may not be realized or may be materially less than expected. Important factors that could have such a result include, for underwriting transactions, a decline or weakness in general economic conditions, an outbreak or worsening of hostilities, including the escalation of the conflict in the Middle East or the continuation of the war between Russia and Ukraine, continuing volatility in the securities markets or an adverse development with respect to the issuer of the securities and, for advisory transactions, a decline in the securities markets, an inability to obtain adequate financing, an adverse development with respect to a party to the transaction or a failure to obtain a required regulatory approval. For information about other important factors that could adversely affect our Investment banking fees, see “Risk Factors” in Part I, Item 1A of the 2022 Form 10-K.
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
Statements about the future state of our liquidity and regulatory capital ratios (including our SCB and G-SIB surcharge), and our prospective capital distributions (including dividends and repurchases), are subject to the risk that our actual liquidity, regulatory capital ratios and capital distributions may differ, possibly materially, from what is currently expected due to, among other things, the need to use capital to support clients, increased regulatory requirements resulting from changes in regulations or the interpretation or application of existing regulations, results of applicable supervisory stress tests, changes to the composition of our balance sheet and the impact of taxes on share repurchases. Statements about the estimated impact of proposed, but not finalized, capital rules are subject to change as we continue to analyze the proposals and are subject to the risk that the final rules may differ from the proposed rules, our assets and liabilities may change and we may underestimate the actual impact of the final rules.
Statements about the risk exposure related to the asset recovery guarantee provided to the Government of Malaysia are subject to the risk that we may be unsuccessful in our arbitration against the Government of Malaysia. Statements about the progress or the status of remediation activities relating to 1MDB are based on our expectations regarding our current remediation plans. Accordingly, our ability to complete the remediation activities may change, possibly materially, from what is currently expected.

171	Goldman Sachs September 2023 Form 10-Q

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
Statements about the proposed sales of the remaining Marcus loans portfolio and Asset & Wealth Management historical principal investments are subject to the risks that buyers may not bid on these assets or bid at levels, or with terms, that are unacceptable to us, and that the performance of these activities may deteriorate as a result of the pending sales, and statements about the pending sales of GreenSky and PFM are subject to the risk that the transactions may not close on the anticipated timelines or at all, including due to a failure to obtain requisite regulatory approvals.

Goldman Sachs September 2023 Form 10-Q	172

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Quantitative and qualitative disclosures about market risk are set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management” in Part I, Item 2 of this Form 10-Q.
Item 4. Controls and Procedures
As of the end of the period covered by this report, an evaluation was carried out by our management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of the end of the period covered by this report. In addition, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the quarter ended September 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

173	Goldman Sachs September 2023 Form 10-Q

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities
The table below presents purchases made by or on behalf of Group Inc. or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our common stock during the three months ended September 2023.

	Total Shares Purchased	Average Price Paid Per Share	Total Shares Purchased as Part of a Publicly Announced Program	Dollar Value of Remaining Authorized Repurchases ($ in millions)
July	3,611,548	$354.96	3,611,179	$25,422
August	616,677	$353.83	616,677	$25,204
September	–	$–	–	$25,204
Total	4,228,225		4,227,856
In the table above, total shares purchased during July 2023 included 369 shares remitted to satisfy statutory withholding taxes on the delivery of equity-based awards.
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
Item 5. Other Information
Amendment and Restatement of By-Laws
Effective November 3, 2023, the Board adopted amendments to our Amended and Restated By-Laws (By-Laws) to make certain technical clarifications and conforming revisions primarily to update the By-Laws in line with developments related to the SEC's universal proxy rules and recent changes in Delaware law. Such changes include clarifying that stockholders must comply with both the firm's advance notice by-law requirements and the SEC's universal proxy requirements, that nominating stockholders must disclose any persons with whom they are acting in concert, the scope of information to be provided regarding proposed director nominees to assess eligibility and compliance with law, including that completion of a questionnaire may be required, and that the Board determines whether the specified advance notice requirements are met with respect to a nomination or proposal. Changes also include clarifying that beneficial owners of common stock may call a special meeting and that the Board may adopt rules, regulations and procedures for the conduct of stockholder meetings, as well as revisions to the availability of the stockholder list at the annual meeting in alignment with Delaware law changes. The foregoing summary does not purport to be complete and is qualified in its entirety by reference to our By-Laws, which are attached hereto as Exhibit 3.2 and incorporated by reference herein.
Rule 10b5-1 Trading Plans
During the three months ended September 2023, no directors or executive officers entered into, modified or terminated, contracts, instructions or written plans for the sale or purchase of Group Inc.’s securities that were intended to satisfy the affirmative defense conditions of Rule 10b5-1 or that constituted non-Rule 10b5-1 trading arrangements (as defined in Item 408 of Regulation S-K).

Goldman Sachs September 2023 Form 10-Q	174

Item 6. Exhibits
Exhibits
3.1    Restated Certificate of Incorporation of The Goldman Sachs Group, Inc., amended as of September 15, 2023 (incorporated by reference to Exhibit 3.2 to the Registrant's Current Report on Form 8-K, filed on September 18, 2023).
3.2    Amended and Restated By-Laws of The Goldman Sachs Group, Inc., amended as of November 3, 2023.
15.1     Letter re: Unaudited Interim Financial Information.
31.1     Rule 13a-14(a) Certifications.
32.1    Section 1350 Certifications (This information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934).
101     Pursuant to Rules 405 and 406 of Regulation S-T, the following information is formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Statements of Earnings for the three and nine months ended September 30, 2023 and September 30, 2022, (ii) the Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2023 and September 30, 2022, (iii) the Consolidated Balance Sheets as of September 30, 2023 and December 31, 2022, (iv) the Consolidated Statements of Changes in Shareholders’ Equity for the three and nine months ended September 30, 2023 and September 30, 2022, (v) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2023 and September 30, 2022, (vi) the notes to the Consolidated Financial Statements and (vii) the cover page.
104    Cover Page Interactive Data File (formatted in iXBRL in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
THE GOLDMAN SACHS GROUP, INC.

By:	/s/	Denis P. Coleman III
Name:		Denis P. Coleman III
Title:		Chief Financial Officer (Principal Financial Officer)
Date:		November 3, 2023

By:	/s/	Sheara J. Fredman
Name:		Sheara J. Fredman
Title:		Chief Accounting Officer (Principal Accounting Officer)
Date:		November 3, 2023

175	Goldman Sachs September 2023 Form 10-Q