Form 10-K
period 2023-12-31
GOLDMAN SACHS GROUP INC
filed 2024-02-23
CIK 886982

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023	Commission File Number: 001-14965
The Goldman Sachs Group, Inc.
(Exact name of registrant as specified in its charter)

Delaware	13-4019460
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

200 West Street, New York, NY	10282
(Address of principal executive offices)	(Zip Code)
(212) 902-1000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Exchange on which registered
Common stock, par value $.01 per share	GS	NYSE
Depositary Shares, Each Representing 1/1,000th Interest in a Share of Floating Rate Non-Cumulative Preferred Stock, Series A	GS PRA	NYSE
Depositary Shares, Each Representing 1/1,000th Interest in a Share of Floating Rate Non-Cumulative Preferred Stock, Series C	GS PRC	NYSE
Depositary Shares, Each Representing 1/1,000th Interest in a Share of Floating Rate Non-Cumulative Preferred Stock, Series D	GS PRD	NYSE
Depositary Shares, Each Representing 1/1,000th Interest in a Share of 6.375% Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series K	GS PRK	NYSE
5.793% Fixed-to-Floating Rate Normal Automatic Preferred Enhanced Capital Securities of Goldman Sachs Capital II	GS/43PE	NYSE
Floating Rate Normal Automatic Preferred Enhanced Capital Securities of Goldman Sachs Capital III	GS/43PF	NYSE
Medium-Term Notes, Series F, Callable Fixed and Floating Rate Notes due March 2031 of GS Finance Corp.	GS/31B	NYSE
Medium-Term Notes, Series F, Callable Fixed and Floating Rate Notes due May 2031 of GS Finance Corp.	GS/31X	NYSE
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of June 30, 2023, the aggregate market value of the common stock of the registrant held by non-affiliates of the registrant was approximately $106.2 billion.
As of February 9, 2024, there were 325,562,747 shares of the registrant’s common stock outstanding.
Documents incorporated by reference: Portions of The Goldman Sachs Group, Inc.’s Proxy Statement for its 2024 Annual Meeting of Shareholders are incorporated by reference in the Annual Report on Form 10-K in response to Part III, Items 10, 11, 12, 13 and 14.

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2023

Goldman Sachs 2023 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Page No.
Supplemental Financial Information	235
Common Stock Performance	235
Statistical Disclosures	235
Item 9
Changes in and Disagreements with Accountants on Accounting
and Financial Disclosure	240
Item 9A
Controls and Procedures	240
Item 9B
Other Information	240
Item 9C
Disclosure Regarding Foreign Jurisdictions that Prevent Inspections	240
PART III	240
Item 10
Directors, Executive Officers and Corporate Governance	240
Item 11
Executive Compensation	240
Item 12
Security Ownership of Certain Beneficial Owners and
Management and Related Stockholder Matters	241
Item 13
Certain Relationships and Related Transactions, and Director
Independence	241
Item 14
Principal Accountant Fees and Services	241
PART IV	241
Item 15
Exhibit and Financial Statement Schedules	241
SIGNATURES	246

Goldman Sachs 2023 Form 10-K

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
When we use the terms “Goldman Sachs,” “we,” “us,” “our” and "the firm," we mean The Goldman Sachs Group, Inc. (Group Inc. or parent company), a Delaware corporation, and its consolidated subsidiaries. When we use the term “our subsidiaries,” we mean the consolidated subsidiaries of Group Inc. References to “this Form 10-K” are to our Annual Report on Form 10-K for the year ended December 31, 2023. All references to 2023, 2022 and 2021 refer to our years ended, or the dates, as the context requires, December 31, 2023, December 31, 2022 and December 31, 2021, respectively.
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

Goldman Sachs 2023 Form 10-K	1

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

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
Our businesses are supported by our Global Investment Research business, which, as of December 2023, provided fundamental research on approximately 3,000 companies worldwide and on approximately 50 national economies, as well as on industries, currencies and commodities.
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
•Underwriting. We help companies raise capital to fund their businesses. As a financial intermediary, our job is to match the capital of our investing clients, who aim to grow the savings of millions of people, with the needs of our public and private sector clients, who need financing to generate growth, create jobs and deliver products and services. Our underwriting activities include public offerings and private placements in both local and cross-border transactions of a wide range of securities and other financial instruments, including acquisition financing. Underwriting consists of the following:
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

2	Goldman Sachs 2023 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

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
•FICC financing. Includes (i) secured lending to our clients through structured credit and asset-backed lending, including warehouse loans backed by mortgages (including residential and commercial mortgage loans), corporate loans and consumer loans (including auto loans and private student loans), (ii) financing through securities purchased under agreements to resell (resale agreements) and (iii) commodity financing to clients through structured transactions.

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
•Equities financing. Includes prime financing, which provides financing to our clients for their securities trading activities through margin loans that are collateralized by securities, cash or other collateral. Prime financing also includes services which involve lending securities to cover institutional clients’ short sales and borrowing securities to cover our short sales and to make deliveries into the market. We are also an active participant in broker-to-broker securities lending and third-party agency lending activities. In addition, we execute swap transactions to provide our clients with exposure to securities and indices. Financing activities also include portfolio financing, which clients can utilize to manage their investment portfolios, and other equity financing activities, including securities-based loans to individuals.
Other. We lend to corporate clients, including through relationship lending and acquisition financing. The hedges related to this lending and financing activity are also reported as part of Other. Other also includes equity and debt investing activities related to our Global Banking & Markets activities.

Goldman Sachs 2023 Form 10-K	3

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

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
We also provide tailored wealth advisory services to clients across the wealth spectrum. We operate globally serving individuals, families, family offices, and foundations and endowments. Our relationships are established directly or introduced through companies that sponsor financial wellness or financial planning programs for their employees, as well as through corporate referrals. During 2023, we sold our Personal Financial Management (PFM) business.
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
We invest alongside our clients that invest in investment funds that we raise or manage. We also have investments in alternative assets across a range of asset classes. Our investing activities, which are typically longer-term, include investments in corporate equity, credit, real estate and infrastructure assets. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Asset & Wealth Management” in Part II, Item 7 of this Form 10-K for information about our targets to reduce our historical principal investments.

We also raise deposits and have issued unsecured loans to consumers through Marcus by Goldman Sachs (Marcus). During 2023, we completed the sale of substantially all of the Marcus loans portfolio.
Asset & Wealth Management generates revenues from the following:
•Management and other fees. We receive fees related to managing assets for institutional and individual clients, providing investing and wealth advisory solutions, providing financial planning and counseling services, and executing brokerage transactions for wealth management clients. The vast majority of revenues in management and other fees consists of asset-based fees on client assets that we manage. The fees that we charge vary by asset class, client channel and the types of services provided, and are affected by investment performance, as well as asset inflows and redemptions.
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
•Private banking and lending. Our private banking and lending activities include issuing loans to our wealth management clients. Such loans are generally secured by commercial and residential real estate, securities or other assets. We also accept deposits from wealth management clients, including through Marcus. We also issued unsecured loans to consumers through Marcus. During the first half of 2023, we completed the sale of substantially all of this portfolio. Additionally, we provide investing services through Marcus Invest to U.S. customers. Private banking and lending revenues include net interest income allocated to deposits and net interest income earned on loans to individual clients.
•Equity investments. Includes investing activities related to our asset management activities primarily related to public and private equity investments in corporate, real estate and infrastructure assets. We also make investments through consolidated investment entities, substantially all of which are engaged in real estate investment activities. In addition, we make investments in connection with our activities to satisfy requirements under the Community Reinvestment Act (CRA), primarily through our Urban Investment Group.

4	Goldman Sachs 2023 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

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
Platform Solutions generates revenues from the following:
Consumer platforms. Our Consumer platforms business issues credit cards and provides point-of-sale financing through GreenSky Holdings, LLC (GreenSky) to consumers to finance the purchases of goods or services. Consumer platforms revenues primarily includes net interest income earned on credit card lending and point-of-sale financing activities. We also accept deposits from Apple Card customers. In the fourth quarter of 2023, we entered into an agreement to sell GreenSky, which is expected to close in the first quarter of 2024, and also completed the sale of a majority of the GreenSky installment loan portfolio. In the fourth quarter of 2023, we also entered into an agreement with General Motors (GM) regarding a process to transition their credit card program to another issuer to be selected by GM.
Transaction banking and other. We provide transaction banking and other services, including cash management services, such as deposit-taking and payment solutions for corporate and institutional clients. Transaction banking revenues include net interest income attributed to transaction banking deposits.
Business Continuity and Information Security
Business continuity and information security, including cybersecurity, are high priorities for us. Their importance has been highlighted by (i) the COVID-19 pandemic work-from-home-related developments, (ii) numerous highly publicized events in recent years, including cyber attacks against financial institutions, governmental agencies, large consumer-based companies, software and information technology service providers and other organizations, some of which have resulted in the unauthorized access to or disclosure of personal information and other sensitive or confidential information, the theft and destruction of corporate information and requests for ransom payments, and (iii) extreme weather events. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management — Cybersecurity Risk Management” in Part II, Item 7 of this Form 10-K for further information about cybersecurity.
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
Diversity and Inclusion
The strength of our culture, our ability to execute our strategy, and our relationships with clients all depend on a diverse workforce and an inclusive work environment that encourages a wide range of perspectives. We believe that diversity at all levels of our organization, from entry-level analysts to senior management, as well as the Board of Directors of Group Inc. (Board) is essential to our sustainability. As of December 2023, approximately 54% of our Board was diverse by race, gender or sexual orientation. Our management team works closely with our Global Inclusion and Diversity Committee to foster the diversity of our global workforce at all levels. In addition, we have Inclusion and Diversity Committees across regions, which promote an environment that values different perspectives, challenges conventional thinking and maximizes the potential of all our people.
We believe diversity, including diversity of experience, gender identity, race, ethnicity, sexual orientation, disability and veteran status, in addition to being a social imperative, is vital to our commercial success through the creativity that it fosters. For this reason, we have established a comprehensive action plan with aspirational diversity hiring and representation goals which are set forth below and are focused on cultivating an inclusive environment for all our colleagues.

Goldman Sachs 2023 Form 10-K	5

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Diverse leadership is crucial to our long-term success and to driving innovation, and we have implemented and expanded outreach and career development programs for rising diverse executive talent. For example, we are focused on ensuring that vice presidents, including diverse vice presidents, have the necessary coaching, sponsorship and advocacy to support their career trajectories and strengthen their leadership platforms. Many other career development initiatives are aimed at fostering talent, including diverse talent, at the analyst and associate level. Our global and regional Inclusion Networks and Interest Forums are open to all professionals at Goldman Sachs to promote and advance connectivity, understanding, inclusion and diversity.
Partner and Managing Director Promotions and Progress Toward Aspirational Goals
The composition of our most recent partnership class was 29% women professionals, 24% Asian professionals, 9% Black professionals, 3% Hispanic/Latinx professionals, 3% LGBTQ+ professionals and 3% professionals who are military/veterans. The composition of our most recent managing director class was 31% women professionals, 31% Asian professionals, 2% Black professionals, 4% Hispanic/Latinx professionals, 3% LGBTQ+ professionals and 3% professionals who are military/veterans.
We have also set forth the following aspirational goals:
•Analyst and associate hiring of 50% women professionals, 11% Black professionals and 14% Hispanic/Latinx professionals in the Americas, and 9% Black professionals in the U.K. In 2023, our analyst and associate hires included 49% women professionals, 9% Black professionals and 13% Hispanic/Latinx professionals in the Americas, and 15% Black professionals in the U.K.
•Women professionals to represent 40% of our vice presidents globally by 2025, and women professionals to comprise 50% of our employees globally over time. As of December 2023, women professionals represented 33% of our vice president population globally and women professionals represented 42% of our employees globally. In addition, women professionals constituted 32% of senior talent (vice presidents and above) in the U.K., above the 30% goal for U.K. senior talent (vice presidents and above).
•Black professionals to represent 7% of our vice president population in the Americas and in the U.K., and for Hispanic/Latinx professionals to represent 9% of our vice president population in the Americas, both by 2025. As of December 2023, Black professionals represented 4% of our vice president population in the Americas and 5% in the U.K., and Hispanic/Latinx professionals represented 7% of our vice president population in the Americas.
•Doubling the number of campus hires in the U.S. recruited from Historically Black Colleges and Universities (HBCUs) in 2025 relative to 2020.
Other than title, the metrics above are based on self-identification.
Talent Development and Retention
We seek to help our people achieve their full potential by investing in them and supporting a culture of continuous development. Our goals are to maximize individual capabilities, increase commercial effectiveness and innovation, reinforce our culture, expand professional opportunities, and help our people contribute positively to their communities.
Instilling our culture in all employees is a continuous process, in which training plays an important part. We offer our employees the opportunity to participate in ongoing educational offerings and periodic seminars facilitated by our Learning & Engagement team. To accelerate their integration into the firm and our culture, new hires have the opportunity to receive training before they start working via orientation programs that emphasize culture and networking, and nearly all employees participate in at least one training event each year. For our more senior employees, we provide guidance and training on how to manage people and projects effectively, exhibit strong leadership and exemplify our culture. We are also focused on developing a high performing, diverse leadership pipeline and career planning for our next generation of leaders. We maintain a variety of programs aimed at employees’ professional growth and leadership development, including initiatives, such as our Vice President and Managing Director Leadership Acceleration Initiatives and Partner Development Initiative.
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

6	Goldman Sachs 2023 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

We believe that our people value opportunities to contribute to their communities and that these opportunities enhance their job satisfaction. We also believe that being able to volunteer together with colleagues and support community organizations through completing local service projects strengthens our people’s bond with us. Community TeamWorks, our signature volunteering initiative, enables our people to participate in high-impact, team-based volunteer opportunities, including projects coordinated with hundreds of nonprofit partner organizations worldwide. During 2023, our people volunteered approximately 94,000 hours of service globally through Community TeamWorks, with approximately 18,000 employees partnering with 640 nonprofit organizations on approximately 1,400 community projects.
Wellness
We recognize that for our people to be successful in the workplace they need support in their personal, as well as their professional, lives and that is why our wellness framework is designed to promote health and fitness, resilience, and work-life balance. We provide a number of policies for our employees that support taking time away from the office when needed, including a minimum of 20 weeks of parental leave and up to four weeks of family care leave in order to assist with the care of family members with a serious health condition, death of an immediate family member or miscarriage, in addition to bereavement leave. We allow managing directors to take time off without a fixed vacation day entitlement, and have also set a minimum annual expected vacation usage of 15 days for all employees. For longer-tenured employees, we offer an unpaid sabbatical leave.
We also continue to advance our resilience programs, offering our people a range of counseling, coaching, medical advisory and personal wellness services. We have introduced and globally scaled the internationally recognized Mental Health First Aid certification to our people. In 2023, we trained 600 individuals and in 2024 plan to achieve at least 1,000 employees certified across the firm. We have evolved and strengthened virtual offerings to enhance access to support, with the aim of maintaining the physical and mental well-being of our people, and enhancing their effectiveness and productivity.
We understand the crucial role caregiving plays in the lives of our employees and to help enable employees to better balance their roles at work and their responsibilities at home we offer a variety of family-centered benefits, including adoption and surrogacy stipends and adult and childcare options to help our people navigate caregiving across various life stages.
In addition, to support the financial wellness of our employees, we offer a variety of resources that help them manage their personal financial health and decision-making, including financial education information sessions, live and on-demand webinars, articles and interactive digital tools.
Global Reach and Strategic Locations
As a firm with a global client base, we take a strategic approach to attracting, developing and managing a global workforce. Our clients are located worldwide and we are an active participant in financial markets around the world. As of December 2023, we had headcount of 45,300, offices in over 41 countries, and 51% of our headcount was based in the Americas, 20% in Europe, Middle East and Africa (EMEA) and 29% in Asia. Our employees come from over 180 countries and speak more than 150 languages as of December 2023.
In addition to maintaining offices in major financial centers around the world, we have established key strategic locations, including in Bengaluru, Salt Lake City, Dallas, Singapore, Warsaw and Hyderabad. We continue to evaluate the expanded use of strategic locations, including cities in which we do not currently have a presence.
As of December 2023, 41% of our employees were working in strategic locations. We believe our investment in these strategic locations enables us to build centers of excellence around specific capabilities that support our business initiatives.
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
We established a Sustainable Finance Group (SFG), which serves as the centralized group that drives climate strategy and sustainability efforts across our firm, including commercial efforts alongside our businesses, to advance Climate Transition and Inclusive Growth. Since establishing SFG, our sustainable finance-related efforts have continued to evolve. For example, within Global Banking & Markets, we established the Sustainable Banking Group, a group focused on supporting our corporate clients in reducing their direct and indirect carbon emissions. Within Asset & Wealth Management there are multiple teams that specialize in sustainable investing. The Sustainability & Impact Solutions team in Asset & Wealth Management also helps mobilize the full range of insights, advisory services and investment solutions across our asset management client segments.

Goldman Sachs 2023 Form 10-K	7

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Our activities relating to sustainability present both financial and nonfinancial risks, and we have processes for managing these risks, similar to the other risks we face. We have integrated oversight of climate-related risks into our risk management governance structure, from senior management to our Board and its committees, including the Risk and Public Responsibilities committees. The Risk Committee of the Board oversees firmwide financial and nonfinancial risks, which include climate risk, and, as part of its oversight, receives updates on our risk management approach to climate risk. The Public Responsibilities Committee of the Board assists the Board in its oversight of our firmwide sustainability strategy and sustainability issues affecting us, including with respect to climate change. As part of its oversight, the Public Responsibilities Committee receives periodic updates on our sustainability strategy, and also periodically reviews our governance and related policies and processes for sustainability and climate change-related matters. We have also implemented an Environmental Policy Framework to guide our overall approach to sustainability issues. We apply this Framework when evaluating transactions for environmental and social risks and impacts.
Our employees also receive training with respect to environmental and social risks, including for sectors and industries that we believe have higher potential for these risks. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management — Other Risk Management — Climate-Related and Environmental Risk Management” in Part II, Item 7 of this Form 10-K for further information about our climate-related and environmental risk management.
As a leading financial institution, we acknowledge the importance of Climate Transition and Inclusive Growth for our business. We have completed sustainability bond issuances, which align with our sustainable finance framework for future issuances and fund a range of on-balance sheet sustainable finance activity. We believe we can advance sustainability by partnering with our clients across our businesses, including by developing new sustainability-linked financing solutions, offering strategic advice, or co-investing alongside our clients in clean energy companies. We have announced a target to deploy $750 billion in sustainable financing, investing and advisory activity by the beginning of 2030. As of December 2023, we achieved approximately 75% of that goal, with the majority dedicated to Climate Transition.

With respect to Climate Transition, we have announced our commitment to align our financing activities with a net-zero-by-2050 pathway. In that context, we have set an initial set of 2030 targets for our energy, power and auto manufacturing portfolios, three sectors where we see an opportunity to proactively engage our clients and investors, deploy capital required for transition, and invest in new commercial solutions to drive decarbonization in the real economy. Carbon neutrality is also a priority for the operation of our firm and our supply chain. In 2015, we achieved carbon neutrality in our operations and business travel, ahead of our 2020 goal announced in 2009. We have expanded our operational carbon commitment to include our supply chain, targeting net-zero carbon emissions by 2030.
In addition to Climate Transition, our approach to sustainability also centers on Inclusive Growth where we seek to help drive solutions that expand access, increase affordability, and support outcomes to advance sustainable economic growth. Commercial solutions that seek to support Inclusive Growth include, among others, those of our Urban Investment Group and our Sustainable Investing Group. We also seek to support Inclusive Growth through sponsored initiatives, such as One Million Black Women, 10,000 Women and 10,000 Small Businesses. An overarching theme of our sustainability strategy is promoting diversity and inclusion as an imperative for us, as well as for our clients and their boards. These efforts are further strengthened by strategic partnerships that we have established in areas where we have identified gaps or believe we are able to drive even greater impact through collaboration. We believe our ability to achieve our sustainability objectives is critically dependent on the strengths and talents of our people, and we recognize that our people are able to maximize their impact by collaborating in a diverse and inclusive work environment. See “Business — Human Capital Management” for information about our human capital management goals, programs and policies.

8	Goldman Sachs 2023 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Competition
The financial services industry and all of our businesses are intensely competitive, and we expect them to remain so. Our competitors provide investment banking, market-making and asset management services, private banking and lending, commercial lending, credit cards, transaction banking, deposit-taking and other banking products and services, and make investments in securities, commodities, derivatives, real estate, loans and other financial assets. Our competitors include brokers and dealers, investment banking firms, commercial banks, credit card issuers, insurance companies, investment advisers, mutual funds, hedge funds, private equity funds, merchant banks, consumer finance companies and financial technology and other internet-based companies. Some of our competitors operate globally and others regionally, and we compete based on a number of factors, including transaction execution, client experience, products and services, innovation, reputation and price.
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

A number of our businesses are subject to intense price competition. Efforts by our competitors to gain market share have resulted in pricing pressure in our investment banking, market-making, consumer, wealth management and asset management businesses. For example, the increasing volume of trades executed electronically, through the internet and through alternative trading systems, has increased the pressure on trading commissions, in that commissions for electronic trading are generally lower than those for non-electronic trading. It appears that this trend toward low-commission trading will continue. Price competition has also led to compression in the difference between the price at which a market participant is willing to sell an instrument and the price at which another market participant is willing to buy it (i.e., bid/offer spread), which has affected our market-making businesses. The increasing prevalence of passive investment strategies that typically have lower fees than other strategies we offer has affected the competitive and pricing dynamics for our asset management products and services. In addition, we believe that we will continue to experience competitive pressures in these and other areas in the future as some of our competitors seek to obtain market share by further reducing prices, and as we enter into or expand our presence in markets that rely more heavily on electronic trading and execution. We and other banks also compete for deposits on the basis of the rates we offer. Increases in short-term interest rates have resulted in and may continue to result in more intense competition in deposit pricing, as well as competition from non-deposit financial products.
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

Goldman Sachs 2023 Form 10-K	9

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

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
We also face intense competition in attracting and retaining qualified employees. Our ability to continue to compete effectively has depended and will continue to depend upon our ability to attract new employees, retain and motivate our existing employees and to continue to compensate employees competitively amid intense public and regulatory scrutiny on the compensation practices of large financial institutions, including in jurisdictions such as New York State where we are required to publish certain compensation information as part of the employee hiring process. Our pay practices and those of certain of our competitors are subject to review by, and the standards of, the FRB and other regulators inside and outside the U.S., including the Prudential Regulation Authority (PRA) and the Financial Conduct Authority (FCA) in the U.K. We also compete for employees with institutions whose pay practices are not subject to regulatory oversight. See “Regulation — Compensation Practices” and “Risk Factors — Competition — Our businesses would be adversely affected if we are unable to hire and retain qualified employees” in Part I, Item 1A of this Form 10-K for further information about such regulation.

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
GS Bank USA is our principal U.S. bank subsidiary and is supervised and regulated by the FRB, the FDIC, the New York State Department of Financial Services (NYDFS) and the Consumer Financial Protection Bureau (CFPB). GS Bank USA also has a London branch, which is regulated by the FCA and PRA. We conduct a number of our activities partially or entirely through GS Bank USA and its subsidiaries, including: corporate loans (including leveraged lending); securities-based and collateralized loans; credit card loans; small business loans; residential mortgages; transaction banking; deposit-taking; interest rate, credit, currency and other derivatives; and agency lending.

10	Goldman Sachs 2023 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

GS&Co. is our principal U.S. broker-dealer and is registered as a broker-dealer, a security-based swap dealer, a municipal advisor and an investment adviser with the SEC and as a broker-dealer in all 50 states and the District of Columbia. U.S. self-regulatory organizations, such as FINRA and the NYSE, have adopted rules that apply to broker-dealers, such as GS&Co.
Our principal subsidiaries operating in Europe include: Goldman Sachs International (GSI), Goldman Sachs International Bank (GSIB), Goldman Sachs Asset Management International (GSAMI), Goldman Sachs Bank Europe SE (GSBE), Goldman Sachs Asset Management B.V., and Goldman Sachs Paris Inc. et Cie (GSPIC).
Our E.U. subsidiaries are subject to various E.U. regulations, as well as national laws, including those implementing European directives. GSBE is directly supervised by the European Central Bank (ECB) and additionally by BaFin and Deutsche Bundesbank in the context of the E.U. Single Supervisory Mechanism. GSBE’s London branch is regulated by the FCA. GSBE engages in certain activities primarily in the E.U., including underwriting and market making in debt and equity securities and derivatives, investment, asset and wealth management services, deposit-taking, lending (including securities lending), and financial advisory services. GSBE is also registered with the CFTC as a swap dealer and with the SEC as a security-based swap dealer and as a primary dealer for government bonds issued by E.U. sovereigns. Like our other foreign bank subsidiaries, GSBE is subject to limits on the nature and scope of its activities under the FRB’s Regulation K, including limits on its underwriting and market making in equity securities based on GSBE’s and/or GS Bank USA’s capital.
GSPIC is an investment firm under the French Prudential Supervision and Resolution Authority and the French Financial Markets Authority. GSPIC’s activities include certain activities that GSBE is prevented from undertaking. GSPIC is also transitioning in 2024 to a different classification as an investment firm under the E.U. Investment Firm Regulation, the prudential regime for E.U. investment firms.
GSI is a U.K. broker-dealer and a designated investment firm, and GSIB is a U.K. bank. Both GSI and GSIB are regulated by the PRA and the FCA. As a designated investment firm, GSI is subject to prudential requirements similar to those applicable to banks, including capital and liquidity requirements. GSI provides broker-dealer services in and from the U.K. and is registered with the CFTC as a swap dealer and with the SEC as a security-based swap dealer. GSIB engages in lending (including securities lending) and deposit-taking activities (including by taking retail deposits) and is a primary dealer for U.K. government bonds. GSI and GSIB maintain branches outside of the U.K. and are subject to the laws and regulations of the jurisdictions where they are located.
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
Capital and Liquidity Requirements. We and GS Bank USA are subject to risk-based regulatory capital and leverage requirements that are calculated in accordance with the regulations of the FRB (Capital Framework). The Capital Framework is largely based on the Basel Committee’s framework for strengthening the regulation, supervision and risk management of banks (Basel III) and also implements certain provisions of the Dodd-Frank Act. Under the U.S. federal bank regulatory agencies’ tailoring framework, we and GS Bank USA are subject to “Category I” standards because we have been designated as a global systemically important bank (G-SIB). Accordingly, we and GS Bank USA are “Advanced approach” banking organizations. Under the Capital Framework, we and GS Bank USA must meet specific regulatory capital requirements that involve quantitative measures of assets, liabilities and certain off-balance sheet items. The sufficiency of our capital levels is also subject to qualitative judgments by regulators. We and GS Bank USA are also subject to liquidity requirements established by the U.S. federal bank regulatory agencies.
GSBE is subject to capital and liquidity requirements prescribed in the E.U. Capital Requirements Regulation, as amended (CRR), and the E.U. Capital Requirements Directive, as amended (CRD), which are largely based on Basel III. The CRR requires large institutions with securities traded on a regulated market of a member state to make qualitative and quantitative disclosures relating to environmental, social and governance risks on a semi-annual basis. These requirements will apply to our E.U.-regulated entities beginning in January 2025.
GSI and GSIB are subject to the U.K. capital and liquidity frameworks prescribed in the PRA Rulebook and the U.K. Capital Requirements Regulation, which are also largely based on Basel III and are generally aligned with the E.U. capital and liquidity frameworks.

Goldman Sachs 2023 Form 10-K	11

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Risk-Based Capital Ratios. As Advanced approach banking organizations, we and GS Bank USA calculate risk-based capital ratios in accordance with both the Standardized and Advanced Capital Rules. Both the Standardized and Advanced Capital Rules include minimum risk-based capital requirements and additional capital conservation buffer requirements that must be satisfied solely with Common Equity Tier 1 (CET1) capital. Failure to satisfy a buffer requirement in full would result in constraints on capital distributions and discretionary executive compensation. The severity of the constraints would depend on the amount of the shortfall and the organization’s “eligible retained income,” defined as the greater of (i) net income for the four preceding quarters, net of distributions and associated tax effects not reflected in net income; and (ii) the average of net income over the preceding four quarters. For Group Inc., the capital conservation buffer requirements consist of a 2.5% buffer (under the Advanced Capital Rules), a stress capital buffer (SCB) (under the Standardized Capital Rules), and both a countercyclical buffer and the G-SIB surcharge (under both Capital Rules). For GS Bank USA, the capital conservation buffer requirements consist of a 2.5% buffer and the countercyclical capital buffer.
In July 2023, the FRB issued a proposal to implement a revised G-SIB assessment methodology and to revise certain systemic indicators to be based on daily or monthly average values during each year, instead of year-end values.
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

The U.S. federal bank regulatory agencies have adopted a rule that implements the Basel Committee’s standardized approach for measuring counterparty credit risk exposures in connection with derivative contracts (SA-CCR). Under the rule, “Advanced approach” banking organizations are required to use SA-CCR in the calculation of their standardized risk-weighted assets (RWAs) and, with some adjustments, in the determination of their supplementary leverage ratios (SLRs) discussed below.
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
The Basel Committee standards include guidelines for calculating incremental capital ratio requirements for banking institutions that are systemically significant from a domestic but not global perspective (D-SIBs). Depending on how these guidelines are implemented by national regulators, they may apply to certain subsidiaries of G-SIBs. These guidelines are in addition to the framework for G-SIBs, but are more principles-based. The U.S. federal bank regulatory agencies have not designated any D-SIBs. The CRD and CRR provide that institutions that are systemically important at the E.U. or member state level, known as other systemically important institutions (O-SIIs), may be subject to additional capital ratio requirements, according to their degree of systemic importance (O-SII buffers). BaFin has identified GSBE as an O-SII in Germany and set an O-SII buffer.
In the U.K., the PRA has identified Goldman Sachs Group UK Limited (GSG UK), the parent company of GSI and GSIB, as an O-SII but has not applied an O-SII buffer.
The Basel Committee has finalized revisions to the Basel III Capital Requirements (Basel III Revisions), and in July 2023, the U.S. bank regulatory agencies proposed a rule implementing the Basel III Revisions and the Fundamental Review of the Trading Book (FRTB). The FRTB, among other things, revises the standardized and internal model-based approaches used to calculate market risk requirements and clarifies the scope of positions subject to market risk capital requirements.

12	Goldman Sachs 2023 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

The proposed effective date for the U.S. proposal is July 1, 2025, with a three-year transition period for the calculation of Expanded Risk-Based approach RWAs. The proposal includes the replacement of the Advanced approach with an Expanded Risk-Based approach, which eliminates the use of internal models to calculate RWAs for credit and operational risk. The proposal incorporates the application of the SCB requirements in the Expanded Risk-Based approach. The credit risk component of the Expanded Risk-Based approach would include new risk weights for many counterparty and exposure types, a revised collateral haircut approach for certain collateralized transactions and additional restrictions for recognizing collateral in certain securities financing transactions. Under the proposed rules, the RWAs for operational risk would be calculated primarily based on revenues and historical losses. In addition, the proposal introduces the FRTB, which would replace the market risk rule for both the Standardized and Expanded Risk-Based approaches and introduce a new credit valuation adjustment (CVA) risk RWA calculation for the Expanded Risk-Based approach. We continue to evaluate the impact of the proposed rules, but we preliminarily estimate that under these rules, if adopted as proposed and if our assets and liabilities remain largely consistent with those as of December 2023, our regulatory capital requirements could increase by approximately 25% on a fully phased-in basis.
The European Commission has proposed rules to implement the Basel III Revisions and the FRTB, and the Council of the E.U. has published the consolidated version reflecting the E.U. trilogue agreement. The agreed E.U. proposal contemplates amendments to the CRR and the CRD, referred to as CRR III and CRD VI, generally taking effect in January 2025. The proposed amendments include revised rules for market risk capital, a new standardized approach for operational risk and CVA risk capital and a floor on internally modeled capital requirements at a percentage of the capital requirements under the standardized approach, commonly known as the “output floor.”
In December 2023, the PRA issued near final market risk rules for the U.K. which are expected to be effective from July 1, 2025. The PRA also issued its consultation on the implementation of the Basel III Revisions, with a proposed effective date of July 1, 2025. Under the PRA consultation, our U.K. subsidiaries are not expected to be subject to a floor on internally modeled capital requirements. The PRA has also published near final rules for CVA risk, counterparty credit risk and operational risk, in addition to market risk.
The Basel Committee has published an updated securitization framework and a revised G-SIB assessment methodology. The U.S. federal bank regulatory agencies’ July 2023 proposal would implement the updated securitization framework. The updated securitization framework has been implemented in the E.U. and U.K.
The Basel Committee has also published a final standard on the prudential treatment of cryptoasset exposures. The Basel Committee contemplates that national regulators will have incorporated the standard into local capital requirements by January 1, 2025. U.S. federal bank regulatory agencies and E.U. and U.K. authorities have not yet proposed rules implementing the standards.
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
GSBE is subject to the LCR rule approved by the European Parliament and Council, and GSI and GSIB are subject to the U.K. regulatory authorities’ LCR rules, which are generally consistent with the Basel Committee’s framework.

Goldman Sachs 2023 Form 10-K	13

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

The NSFR is designed to promote medium- and long-term stable funding of the assets and off-balance sheet activities of banking organizations over a one-year time horizon. The Basel Committee’s NSFR framework requires banking organizations to maintain a minimum NSFR of 100%.
We and GS Bank USA are subject to the U.S. NSFR rule and we are required to disclose the quarterly average of our daily NSFR on a semi-annual basis. The CRR implements the NSFR for certain E.U. financial institutions, including GSBE. The NSFR requirement implemented in the U.K. is applicable to both GSI and GSIB.
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
Stress Tests and Capital Planning. The FRB’s Comprehensive Capital Analysis and Review (CCAR) is designed to ensure that large BHCs, including us, have sufficient capital to permit continued operations during times of economic and financial stress. As required by the FRB, we perform an annual capital stress test and incorporate the results into an annual capital plan, which we submit to the FRB for review. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Capital Management and Regulatory Capital — Capital Management — Capital Planning and Stress Testing Process” in Part II, Item 7 of this Form 10-K for further information about our annual capital plan. As described in “Available Information” below, summary results of the annual stress test are published on our website.

As part of the CCAR process, the FRB evaluates our plan to make capital distributions across a range of macroeconomic and company-specific assumptions, based on our and the FRB’s own stress tests.
Under the FRB’s rule applicable to BHCs with $100 billion or more in total consolidated assets, including us, the SCB applies to the Standardized approach capital requirements. The SCB reflects stressed losses estimated under the supervisory severely adverse scenario of the CCAR stress tests, as calculated by the FRB, and includes four quarters of planned common stock dividends. The SCB, which is subject to a 2.5% floor, is generally effective on October 1 of each year and remains in effect until October 1 of the following year, unless it is reset in connection with the resubmission of a capital plan. See “Available Information” below and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Capital Management and Regulatory Capital” in Part II, Item 7 of this Form 10‑K for information about our SCB requirement.
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

14	Goldman Sachs 2023 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

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

Transactions Between Affiliates. Transactions between GS Bank USA or its subsidiaries, including GSBE, and Group Inc. or its other subsidiaries and affiliates are subject to restrictions under the Federal Reserve Act and regulations issued by the FRB. These laws and regulations generally limit the types and amounts of transactions (such as loans and other credit extensions, including credit exposure arising from resale agreements, securities borrowing and derivative transactions, from GS Bank USA or its subsidiaries to Group Inc. or its other subsidiaries and affiliates and purchases of assets by GS Bank USA or its subsidiaries from Group Inc. or its other subsidiaries and affiliates) that may take place and generally require those transactions, to the extent permitted, to be on market terms or better to GS Bank USA or its subsidiaries. These laws and regulations generally do not apply to transactions between GS Bank USA and its subsidiaries. Similarly, German regulatory requirements provide that certain transactions between GSBE and GS Bank USA or its other affiliates, including Group Inc., must be on market terms and are subject to special internal approval requirements. PRA rules also provide requirements for transactions between GSI and GSIB and their respective affiliates.
Resolution and Recovery Plans. We are required by the FRB and the FDIC to submit a periodic plan for our rapid and orderly resolution in the event of material financial distress or failure (resolution plan). If these regulators jointly determine that an institution has failed to remediate identified shortcomings in its resolution plan or that its resolution plan, after any permitted resubmission, is not credible or would not facilitate an orderly resolution under the U.S. Bankruptcy Code, they may jointly impose more stringent capital, leverage or liquidity requirements or restrictions on growth, activities or operations, or may jointly order the institution to divest assets or operations, in order to facilitate orderly resolution in the event of failure. The FRB and FDIC require U.S. G-SIBs to submit resolution plans every two years (alternating between submissions of full plans and targeted plans that include only select information). We submitted our 2023 resolution plan, which was a full submission, in June 2023. Our next required submission is a targeted submission by July 1, 2025. See “Risk Factors — Legal and Regulatory — The application of Group Inc.’s proposed resolution strategy could result in greater losses for Group Inc.’s security holders” in Part I, Item 1A of this Form 10-K and “Available Information” in Part I, Item 1 of this Form 10-K for further information about our resolution plan.

Goldman Sachs 2023 Form 10-K	15

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

We are also required by the FRB to submit, on a periodic basis, a global recovery plan that outlines the steps that we could take to reduce risk, maintain sufficient liquidity and conserve capital in times of prolonged stress. Certain of our subsidiaries are also subject to similar recovery plan requirements.
GS Bank USA is required to provide a resolution plan to the FDIC that must, among other things, demonstrate that it is adequately protected from risks arising from our other entities. GS Bank USA’s most recent resolution plan was submitted in December 2023. In August 2023, the FDIC proposed to revise its current rule that requires the submission of resolution plans by insured depository institutions (IDIs) with $50 billion or more in total assets. The proposal would revise the requirements regarding the content and timing of resolution submissions, as well as interim supplements to those submissions provided to the FDIC. Under the proposal, IDIs with $100 billion or more in total assets, including GS Bank USA, would submit full resolution plans biennially.
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

The E.U. Bank Recovery and Resolution Directive (BRRD), as amended by the BRRD II, establishes a framework for the recovery and resolution of financial institutions in the E.U., such as GSBE. The BRRD provides national supervisory authorities with tools and powers to pre-emptively address potential financial crises in order to promote financial stability and minimize taxpayers’ exposure to losses. The BRRD requires E.U. member states to grant certain resolution powers to national and, where relevant, E.U. resolution authorities, including the power to impose a temporary stay and to recapitalize a failing entity by writing down its unsecured debt or converting its unsecured debt into equity. Financial institutions in the E.U. must provide that contracts governed by non-E.U. law recognize those temporary stay and bail-in powers unless doing so would be impracticable. GSBE is under the direct authority of the Single Resolution Board for resolution planning. E.U. law requires financial institutions in the E.U., including subsidiaries of non-E.U. groups, to submit recovery plans and to assist the relevant resolution authority in constructing resolution plans for the E.U. entities. GSBE’s primary regulator with respect to recovery planning is the ECB, and it is also regulated by BaFin and Deutsche Bundesbank.
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

16	Goldman Sachs 2023 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Total Loss-Absorbing Capacity (TLAC). The FRB’s TLAC rule, among other things, establishes minimum TLAC requirements and establishes minimum requirements for “eligible long-term debt” (i.e., debt that is unsecured, has a maturity of at least one year from issuance and satisfies certain additional criteria). In August 2023, the FRB proposed to introduce a minimum denomination requirement for eligible long-term debt, among other changes.
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
The CRR, the BRRD and U.K. financial services regime also impose minimum TLAC requirements on G-SIBs. For example, the CRR requires E.U. subsidiaries of a non-E.U. G-SIB that exceed the threshold of 5% of the G-SIB’s RWAs, operating income or leverage exposure, such as GSBE, to meet internal TLAC requirements. Under the U.K. financial services regime, GSG UK exceeds the applicable thresholds and therefore, it is subject to internal TLAC requirements.
The CRD required a non-E.U. group with more than €40 billion of assets in the E.U., such as us, to establish an E.U. intermediate holding company (E.U. IHC) by December 30, 2023 if it has, as in our case, two or more of certain types of E.U. financial institution subsidiaries, including broker-dealers and banks. A non-E.U. group may have two E.U. IHCs if a request for a second is approved, and in September 2023, the ECB granted GSBE and GSPIC an exemption to operate under two E.U. IHCs. The CRR requires E.U. IHCs to satisfy capital and liquidity requirements, a minimum requirement for own funds and eligible liabilities (MREL), and certain other prudential requirements at a consolidated level. The U.K. has not implemented a similar requirement to establish an IHC; however, the PRA has introduced a requirement that certain U.K. financial holding companies or a designated U.K. group entity be responsible for the U.K. group’s regulatory compliance. We have designated GSI for that responsibility.

The BRRD II and the U.K. resolution regime subject institutions to an MREL, which is generally consistent with the Financial Stability Board’s (FSB’s) TLAC standard. GSI is required to maintain a minimum level of internal MREL and provide the Bank of England the right to exercise bail-in triggers over certain intercompany regulatory capital and senior debt instruments issued by GSI. These triggers enable the Bank of England to write down such instruments or convert such instruments to equity. The triggers can be exercised by the Bank of England if it determines that GSI has reached the point of non-viability and the FRB and the FDIC have not objected to the bail-in or if Group Inc. enters bankruptcy or similar proceedings. The Single Resolution Board imposes internal MREL requirements applicable to GSBE.
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

Goldman Sachs 2023 Form 10-K	17

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

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
Deposit Insurance. Deposits at GS Bank USA have the benefit of FDIC insurance up to the applicable limits. The FDIC’s Deposit Insurance Fund is funded by assessments on IDIs. GS Bank USA’s assessment (subject to adjustment by the FDIC) is currently based on its average total consolidated assets less its average tangible equity during the assessment period, its supervisory ratings and specified forward-looking financial measures used to calculate the assessment rate. In addition, the FDIC must recover, by special assessment, losses to the FDIC deposit insurance fund as a result of the FDIC’s use of the systemic risk exception to the least cost resolution test under the FDIA. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Operating Expenses” in Part II, Item 7 of this Form 10-K for information about the estimated impact of the FDIC special assessment fee. The deposits of GSBE are covered by the German statutory deposit protection program to the extent provided by law. In addition, GSBE has elected to participate in the German voluntary deposit protection program which provides further insurance for certain eligible deposits beyond the coverage of the German statutory deposit program. Eligible deposits at GSIB and the London branch of GS Bank USA are covered by the U.K. Financial Services Compensation Scheme up to the applicable limits.
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

18	Goldman Sachs 2023 Form 10-K

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
As a German credit institution, GSBE is subject to Volcker Rule-type prohibitions under German banking law and regulations because its financial assets exceed certain thresholds. Prohibited activities include (i) proprietary trading, (ii) high-frequency trading at a German trading venue, and (iii) lending and guarantee businesses with German hedge funds, German funds of hedge funds or any non-German substantially leveraged alternative investment funds, unless an exclusion or an exemption applies.
As part of its implementation of the Basel III Revisions, the E.U. is introducing new restrictions on the provision of certain “core” banking services cross-border into the E.U. and new requirements on E.U. branches of third-country banks, such as the German branch of GSIB.
U.K. banks that have over £25 billion of core retail deposits are required to separate their retail banking services from their investment and international banking activities, commonly known as “ring-fencing.” GSIB is not currently subject to the ring-fencing requirement. In September 2023, the treasury department of the U.K. government proposed to increase the ring-fencing deposit threshold from £25 billion to £35 billion of core retail deposits.

Goldman Sachs 2023 Form 10-K	19

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Community Reinvestment Act (CRA). In 2023, GS Bank USA ceased to be assessed as a “wholesale bank” for CRA and New York Community Reinvestment Act (NYCRA) compliance purposes. GS Bank USA instead adopted a strategic plan that was approved by the FRB and NYDFS. The 2023 strategic plan will be in effect through 2028. While the plan is in effect, its terms will not be impacted by the revised federal CRA regulations, jointly published by the FDIC, FRB, and OCC in October 2023. The revised federal CRA regulations tailor CRA evaluations to bank size and type, with many of the changes applying only to banks with over $2 billion in assets and several applying only to banks with over $10 billion in assets, including GS Bank USA.
The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, but depository institutions may only receive CRA credit for certain types of lending and for lending, investments and services that support community development, as defined in the CRA regulations. The CRA and its regulations require each appropriate federal bank regulatory agency, in connection with its examination of a depository institution, to assess such institution’s record of meeting the credit needs of the communities served by that institution, including the needs of low- and moderate-income borrowers and neighborhoods, and to make such assessment available to the public.
The assessment also is part of the FRB’s consideration of applications to acquire, merge or consolidate with another banking institution or its holding company, to assume deposits of or acquire assets from another depository institution, to establish a new domestic branch office that will accept deposits, or to relocate an office. In the case of a BHC applying for approval to acquire a bank or another BHC, the FRB will assess the records of performance under the CRA of the IDIs involved in the transaction, and such records may be the basis for denying the application.
If GS Bank USA fails to maintain at least a “satisfactory” rating under the CRA, it would be subject to restrictions on certain new activities and acquisitions.

We are also subject to provisions of the New York Banking Law that impose continuing and affirmative obligations upon New York State-chartered banks, such as GS Bank USA, to serve the credit needs of its local community (NYCRA). Such obligations are substantially similar to those imposed by the CRA. The NYCRA requires the NYDFS to make a periodic written assessment of an institution’s compliance with the NYCRA, and to make such assessment available to the public. The NYCRA also requires the NYDFS to consider the NYCRA rating when reviewing an application to engage in certain transactions, including mergers, asset purchases and the establishment of domestic branch offices, and provides that such assessment may serve as a basis for the denial of any such application.
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
U.S. state securities and other U.S. regulators also have regulatory or oversight authority over GS&Co. For a description of net capital requirements applicable to GS&Co., see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Capital Management and Regulatory Capital — Subsidiary Capital Requirements — U.S. Regulated Broker-Dealer Subsidiaries” in Part II, Item 7 of this Form 10-K.
The SEC has adopted a rule, effective January 2, 2024, that requires lenders of securities to provide the material terms of securities lending transactions to FINRA and for FINRA to make certain terms publicly available. Reporting under this rule will be required beginning in January 2026.
The SEC requires broker-dealers to act in the best interest of their retail customers. SEC rules require broker-dealers to provide a standardized, short-form disclosure highlighting services offered, applicable standards of conduct, fees and costs, the differences between brokerage and advisory services, and any conflicts of interest. In addition, several states have adopted or proposed adopting uniform fiduciary duty standards applicable to broker-dealers.

20	Goldman Sachs 2023 Form 10-K

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
In June 2023, FINRA issued a proposal that would require certain broker-dealers, including GS&Co. to meet certain liquidity requirements and to establish a liquidity risk management program, including conducting liquidity stress testing and maintaining a contingency funding plan, and comply with notification and reporting requirements.
The SEC, FINRA and regulators in various non-U.S. jurisdictions have imposed both conduct-based and disclosure-based requirements with respect to research reports and research analysts and may impose additional regulations.
In November 2023, the SEC adopted a rule that prohibits participants involved in the creation of asset-backed securities, including any underwriter, placement agent, initial purchaser or sponsor of an asset-backed security (or any affiliate or subsidiary), from engaging in any transaction that involves or results in a material conflict of interest between the securitization participant and an investor in an asset-backed security, including reducing its exposure to the asset-backed securities, subject to certain exceptions.
In December 2023, the SEC adopted a rule that necessitates SEC-registered clearing agencies to set up policies and procedures that would, among other things, require many market participants to clear cash and repurchase treasury securities transactions through such a clearing agency by December 2025 for cash transactions and by June 2026 for repurchase transactions.
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
In the E.U. and the U.K., the European Markets in Financial Instruments Directive (MiFID II) and the European Markets in Financial Instruments Regulation (MiFIR) established trading venue categories for the purposes of discharging the obligation to trade OTC derivatives on a trading platform, enhanced pre- and post-trade transparency covering a wide range of financial instruments, placed volume caps on non-transparent liquidity trading for equities trading venues, limited the use of broker-dealer equities crossing networks and created a regime for systematic internalizers, which are investment firms that execute client equity transactions outside a trading venue. Additional control requirements apply to algorithmic trading, high frequency trading and direct electronic access. Commodities trading firms are required to calculate their positions and adhere to specific position limits. MiFID II and MiFIR also require enhanced transaction reporting, the publication of best execution data by investment firms and trading venues, transparency on costs and charges of service to investors, restrictions on the way investment managers can pay for the receipt of investment research, rules limiting the payment and receipt of soft commissions and other forms of inducements, and mandatory unbundling for broker-dealers between execution and other major services. Certain of our non-U.S. subsidiaries, including GSBE and GSI, are subject to risk retention requirements in connection with securitization activities.
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

Goldman Sachs 2023 Form 10-K	21

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Our exchange-based market-making activities are subject to extensive regulation by a number of securities exchanges. As a market maker on exchanges, we are required to maintain orderly markets in the securities to which we are assigned.
Swaps, Derivatives and Commodities Regulation
The commodity futures, commodity options and swaps industry in the U.S. is subject to regulation under the U.S. Commodity Exchange Act (CEA). The CFTC is the U.S. federal agency charged with the administration of the CEA. In addition, the SEC is the U.S. federal agency charged with the regulation of security-based swaps. The rules and regulations of various self-regulatory organizations, such as the Chicago Mercantile Exchange, other futures exchanges and the National Futures Association (NFA), also govern commodity futures, commodity options and swaps activities.
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

Our affiliates registered as swap dealers are also subject to NFA regulation, including requirements pertaining to cybersecurity and supervision, and the NFA examines them for compliance with these requirements as well as compliance with CFTC rules.
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
GS Bank USA and GSBE are also subject to the FRB’s swaps margin rules. These rules require the exchange of initial and variation margin in connection with transactions in swaps and security-based swaps that are not cleared through a registered or exempt clearinghouse. GS Bank USA and GSBE are required to post and collect margin in connection with transactions with swap dealers, security-based swap dealers, major swap participants and major security-based swap participants, or financial end users.
The CFTC and the SEC have adopted rules relating to cross-border regulation of swaps and security-based swaps, and business conduct and registration requirements. The CFTC and the SEC have entered into agreements with certain non-U.S. regulators regarding the cross-border regulation of derivatives and the mutual recognition of cross-border execution facilities and clearinghouses, and have approved substituted compliance with certain non-U.S. regulations related to certain business conduct requirements and margin rules, among other requirements. The U.S. prudential regulators have not yet made a determination with respect to substituted compliance for transactions subject to non-U.S. margin rules.

22	Goldman Sachs 2023 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

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
In November 2022, the SEC proposed, among other things, amendments to the rules governing liquidity risk management and swing pricing of open-end management investment companies such as mutual funds.
In August 2023, the SEC adopted final private fund adviser reform rules under the Investment Advisers Act of 1940 requiring for the first time private fund advisers registered with the SEC to, among other things, provide investors with quarterly (within 45 days, or 75 days for fund of funds, after the end of each of the first three fiscal quarters) and annual (within 90 days, or 120 days for fund of funds, after the end of each fiscal year) statements detailing information regarding private fund performance, fees and expenses; obtain an annual audit for each private equity fund; and obtain a fairness opinion or valuation opinion in connection with an adviser-led secondary transaction. The dates by which private fund advisers must achieve compliance vary by specific rule, with compliance dates through March 2025. Timely compliance with these new quarterly and annual reporting requirements will require us to create or enhance systems and disclosure controls and procedures.
The SEC has also adopted a rule that requires certain institutional investment managers that meet or exceed certain specified reporting thresholds to report on a monthly basis specific short position data and short activity data for equity securities. Reporting under this rule will be required beginning in January 2025.

Goldman Sachs 2023 Form 10-K	23

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Certain of our European subsidiaries, including GSBE in the E.U. and GSAMI in the U.K., are subject to MiFID II and/or related regulations (including the U.K. legislation making such regulations part of U.K. law), which govern the approval, organizational, marketing and reporting requirements of E.U. or U.K.-based investment managers and the ability of investment fund managers located outside the E.U. or the U.K. to access those markets. Goldman Sachs Asset Management BV is subject to similar requirements as a management company licensed under the E.U. Undertakings for Collective Investment in Transferable Securities (UCITS) Directive and the E.U. Alternative Investment Fund Managers (AIFM) Directive with additional authorizations for certain activities regulated under MiFID II. Our asset management business in the E.U. and the U.K. significantly depends on our ability to delegate parts of our activities to other affiliates.
GSAMI is also subject to the prudential regime for U.K. investment firms, the Investment Firms Prudential Regime, which governs the prudential requirements for U.K. investment firms prudentially regulated by the FCA.
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
The Dodd-Frank Act requires U.S. financial regulators, including the FRB and SEC, to adopt rules on incentive-based payment arrangements at specified regulated entities having at least $1 billion in total assets. The U.S. financial regulators proposed revised rules in 2016, which have not been finalized. In accordance with an SEC rule, securities exchanges have adopted rules mandating, in the case of a restatement, the recovery or “clawback” of excess incentive-based compensation paid to current or former executive officers and requiring listed issuers to disclose any recovery analysis where recovery is triggered by a restatement.
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

24	Goldman Sachs 2023 Form 10-K

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
The Anti-Money Laundering Act of 2020 (AMLA), which amends the BSA, is intended to comprehensively reform and modernize U.S. anti-money laundering laws. Among other things, the AMLA codifies a risk-based approach to anti-money laundering compliance for financial institutions; requires the U.S. Department of the Treasury to periodically promulgate priorities for anti-money laundering and countering the financing of terrorism policy; requires the development of standards by the U.S. Department of the Treasury for testing technology and internal processes for BSA compliance; expands enforcement- and investigation-related authority, including a significant expansion in the available sanctions for certain BSA violations; and expands BSA whistleblower incentives and protections. Many of the statutory provisions in the AMLA will require additional rulemakings, reports and other measures, and the impact of the AMLA will depend on, among other things, rulemaking and implementation guidance. The Financial Crimes Enforcement Network (FinCEN), a bureau of the U.S. Department of Treasury, has issued the priorities for anti-money laundering and countering the financing of terrorism policy, as required under the AMLA. The priorities include: corruption, cybercrime, terrorist financing, fraud, transnational crime, drug trafficking, human trafficking and proliferation financing.
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
Privacy and Cybersecurity Regulation
Our businesses are subject to numerous laws and regulations relating to the privacy of information regarding clients, employees and others. These include, but are not limited to, the GLB Act, the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act of 2020, the E.U.’s General Data Protection Regulation (GDPR), the U.K.’s Data Protection Act 2018 and U.K. GDPR, the Swiss Federal Data Protection Act, the Japanese Personal Information Protection Act, the Personal Information Protection Law of the People’s Republic of China, and the Singapore Personal Data Protection Act. Generally, privacy laws impose obligations with regard to the collection, use and disclosure of personal information and require public disclosure of privacy practices. Some privacy laws offer individuals certain rights about how their personal information is processed, provide for significant penalties for non-compliance, and, under certain circumstances, impose requirements for transfers of personal data across national borders. Several non-U.S. jurisdictions have enacted, or are proposing, privacy and data protection laws, including India, which enacted a privacy protection law in August 2023.
In March 2023, the SEC proposed to amend Regulation S-P that implements the GLB Act and Regulation Systems Compliance and Integrity Regulation (SCI). The proposed amendments to Regulation S-P would require broker-dealers, investment companies and investment advisers registered with the SEC to adopt written policies and procedures for incident response programs to address unauthorized access to or use of customer information. The amended Regulation S-P would require covered entities to notify within 30 days individuals affected by an incident involving sensitive customer information and provide them with details about the incident and other information intended to help affected individuals respond appropriately. The proposed amendments to Regulation SCI would, among other things, expand the types of entities covered by the regulation, require additional policies and procedures to address cybersecurity risks, and require disclosure of additional types of cybersecurity events to the SEC.

Goldman Sachs 2023 Form 10-K	25

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Our businesses are also subject to laws and regulations governing cybersecurity and related risks, and which require regulatory disclosures, and, in some instances, individual disclosures, of certain security incidents. These include, but are not limited to, the NYDFS Cybersecurity Requirements for Financial Services Companies. The NYDFS also requires financial institutions regulated by the NYDFS, including GS Bank USA, to, among other things, (i) establish and maintain a cybersecurity program designed to ensure the confidentiality, integrity and availability of their information systems; (ii) implement and maintain a written cybersecurity policy setting forth policies and procedures for the protection of their information systems and nonpublic information; and (iii) designate a Chief Information Security Officer. On November 1, 2023, the NYDFS adopted amendments to its cybersecurity regulations that will impose heightened or additional requirements with respect to cybersecurity incident notifications, risk management and governance.
In January 2023, the E.U. Digital Operational Resilience Act (DORA) became effective and will apply from January 2025. DORA requires E.U. financial entities, such as GSBE, to have a comprehensive governance and control framework for the management of information and communications technology risk.
In October 2023, the CFPB issued a proposed rule regarding personal financial data rights that would apply to financial institutions that offer consumer deposit accounts such as GS Bank USA. Covered financial institutions would be required to provide consumers electronic access to 24 months of transaction data and certain account information under the proposed rule and would be prohibited from imposing any fees or charges for maintaining or providing access to such data. The proposed rule would also impose data accuracy, retention and other obligations. We will continue to evaluate the proposed rule and the impact on GS Bank USA.
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management — Cybersecurity Risk Management” in Part II, Item 7 of this Form 10‑K for further information about our cybersecurity risk management, strategy and governance.

Environmental, Social and Governance (ESG)
Policymakers, lawmakers and regulators in the U.S. and other jurisdictions have recently increased their focus on ESG-related risk oversight, disclosure, and practices at financial institutions and other companies.
In October 2023, the federal bank regulatory agencies jointly issued principles for climate-related financial risk management for large financial institutions, which apply to regulated financial institutions with more than $100 billion in total consolidated assets, including us. The principles are intended to support efforts by large financial institutions to focus on key aspects of climate-related financial risk management and consist of six general principles: (1) governance; (2) policies, procedures, and limits; (3) strategic planning; (4) risk management; (5) data, risk measurement, and reporting; and (6) scenario analysis. In September 2023, the SEC adopted amendments to Rule 35d-1 (Names Rule) under the Investment Company Act of 1940. The previous Names Rule generally required a fund with a name suggesting a focus in a particular type of investment, or in investments in a particular industry or geographic region, to adopt a policy to invest at least 80% of the value of its assets in the type of investment, or in investments in the industry, country or geographic region, suggested by its name. The amendments expand such 80% investment policy to apply to any fund name with terms suggesting that the fund focuses in investments that have, or investments whose issuers have, particular characteristics, including names that suggest the fund incorporates ESG factors in its investment decisions. In May 2022, the SEC proposed a rule that would require enhanced disclosures by certain investment advisers and investment companies about their ESG investment practices. In March 2022, the SEC proposed a rule on the enhancement and standardization of climate-related disclosures for investors. The proposal would require public issuers, including Group Inc., to significantly expand the scope of climate-related disclosures in their SEC filings.
Several states in which we operate have enacted or proposed statutes, regulations or guidance addressing climate change and other ESG issues. For example, in December 2022, the NYDFS proposed guidance on climate-related financial risk management applicable to NYDFS-regulated banking and mortgage organizations, including GS Bank USA. The proposed guidance would address material financial risks related to climate change faced by these organizations in the context of risk assessment, risk management, and risk appetite setting.

26	Goldman Sachs 2023 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

In December 2021, the FCA introduced mandatory Taskforce on Climate-related Financial Disclosures (TCFD)-aligned disclosure requirements for certain FCA-regulated firms. GSI and GSAMI published their first TCFD entity-level report for in-scope asset and wealth management activity due under these requirements in 2023. We continue to assess the impact of other ESG-related regulatory frameworks that will, or are proposed to, in the future apply to our FCA- and/or PRA-regulated subsidiaries, including the rules adopted by the FCA in December 2023 on sustainability disclosure requirements and investment labels. Our PRA-regulated banking subsidiaries are also subject to the PRA’s supervisory expectations for the management of climate-related financial risks, including with respect to governance, risk management, scenario analysis and disclosure. Certain of our E.U. and non-E.U. entities will be subject to new sustainability-related laws being implemented by E.U. policymakers and member states. In particular, beginning with 2024 year-end reporting, we are subject to extensive disclosure requirements of the Corporate Sustainability Reporting Directive (CSRD). The CSRD will significantly expand the scope of ESG disclosure required of us. In addition, the E.U.’s proposed Corporate Sustainability Due Diligence Directive (CSDDD), if and when adopted, may subject certain of our E.U. and non-E.U. entities to additional due diligence obligations and governance requirements with respect to their own operations and activities of their external suppliers in their upstream value chain. Group Inc. will also be required to disclose its transition plan by 2030 (planned out in five-year increments) to align its business strategy with limiting global warming to 1.5˚C. The CSDDD remains subject to finalization and adoption by E.U. policymakers, and we are continuing to evaluate its potential impact. Our regulated banking subsidiaries in the E.U. are also subject to supervisory expectations and potential enforcement actions for, among others, the management of climate-related financial risks and related disclosure.

Information about our Executive Officers
Set forth below are the name, age, present title, principal occupation and certain biographical information for the executive officers who have been appointed by, and serve at the pleasure of, Group Inc.’s Board.
Philip R. Berlinski, 47
Mr. Berlinski has been Global Treasurer since October 2021; he also serves as Chief Executive Officer of Goldman Sachs Bank USA and has served as interim Global Co-Head or Head of Platform Solutions since June 2023. He had previously served as Chief Operating Officer of Global Equities from May 2019. Prior to that, he was Co-Head of Global Equities Trading and Execution Services from September 2016 to May 2019.
Denis P. Coleman III, 50
Mr. Coleman has been Chief Financial Officer since January 2022. He had previously served as Deputy Chief Financial Officer from September 2021 and, prior to that, Co-Head of the Global Financing Group from June 2018 to September 2021. From 2016 to June 2018, he was Head of the EMEA Financing Group, and from 2009 to 2016 he was Head of EMEA Credit Finance in London.
Sheara J. Fredman, 48
Ms. Fredman has been Controller and Chief Accounting Officer since November 2019. She had previously served as Head of Regulatory Controllers from September 2017 and, prior to that, she had served as Global Product Controller.
Brian J. Lee, 57
Mr. Lee has been Chief Risk Officer since November 2019. He had previously served as Controller and Chief Accounting Officer from March 2017 and, prior to that, he had served as Deputy Controller from 2014.
John F.W. Rogers, 67
Mr. Rogers has been an Executive Vice President since April 2011 and Secretary to the Board since December 2001. He also served as Chief of Staff from December 2001 to September 2023.
Kathryn H. Ruemmler, 52
Ms. Ruemmler has been the Chief Legal Officer, General Counsel and Secretary since March 2021, and was previously Global Head of Regulatory Affairs from April 2020. From June 2014 to April 2020, Ms. Ruemmler was a Litigation Partner at Latham & Watkins LLP, a global law firm, where she was Global Chair of the White Collar Defense and Investigations practice.

Goldman Sachs 2023 Form 10-K	27

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

David Solomon, 62
Mr. Solomon has been Chairman of the Board since January 2019 and Chief Executive Officer and a director since October 2018. He had previously served as President and Chief or Co-Chief Operating Officer from January 2017 and Co-Head of the Investment Banking Division from July 2006 to December 2016.
John E. Waldron, 54
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

Our website also includes information about (i) purchases and sales of our equity securities by our executive officers and directors; (ii) disclosure relating to certain non-GAAP financial measures (as defined in the SEC’s Regulation G) that we may make public orally, telephonically, by webcast, by broadcast or by other means; (iii) our U.S. Dodd-Frank Wall Street Reform and Consumer Protection Act Stress Tests results; (iv) the public portion of our and GS Bank USA’s resolution plan submissions; (v) our Pillar 3 disclosure; (vi) our average daily LCR; (vii) our People Strategy Report; (viii) our Sustainability Report; (ix) our TCFD Report; and (x) our average daily NSFR.
Investor Relations can be contacted at The Goldman Sachs Group, Inc., 200 West Street, 29th Floor, New York, New York 10282, Attn: Investor Relations, telephone: 212-902-0300, e-mail: gs-investor-relations@gs.com. We use the following, as well as other social media channels, to disclose public information to investors, the media and others:
•Our website (www.goldmansachs.com);
•Our X, formerly known as Twitter, account (x.com/GoldmanSachs); and
•Our Instagram account (instagram.com/GoldmanSachs).
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
Forward-Looking Statements
We have included in this Form 10-K, and our management may make, statements that constitute “forward-looking statements” within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements are not historical facts or statements of current conditions, but instead represent only our beliefs regarding future events, many of which, by their nature, are inherently uncertain and outside our control.
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

28	Goldman Sachs 2023 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

These statements may relate to, among other things, (i) our future plans and results, including our target return on average common shareholders’ equity (ROE), return on average tangible common shareholders’ equity (ROTE), efficiency ratio, CET1 capital ratio and firmwide assets under supervision (AUS) inflows, and how they can be achieved, (ii) trends in or growth opportunities for our businesses, including the timing, costs, profitability, benefits and other aspects of business and strategic initiatives and their impact on our efficiency ratio, (iii) our level of future compensation expense, including as a percentage of both operating expenses and net revenues, net of provision for credit losses, (iv) our Investment banking fees backlog and future results, (v) our expected interest income and interest expense, (vi) our expense savings and strategic locations initiatives, (vii) expenses we may incur, including future litigation expense, (viii) the projected growth of our deposits and other funding, asset liability management and funding strategies and related interest expense savings, (ix) our business initiatives, including transaction banking, (x) our planned 2024 benchmark debt issuances, (xi) the amount, composition and location of global core liquid assets (GCLA) we expect to hold, (xii) our credit exposures, (xiii) our expected provision for credit losses, (xiv) the adequacy of our allowance for credit losses, (xv) the narrowing of our consumer business, (xvi) the objectives and effectiveness of our business continuity planning, information security program, risk management and liquidity policies, (xvii) our resolution plan and strategy and their implications for stakeholders, (xviii) the design and effectiveness of our resolution capital and liquidity models and triggers and alerts framework, (xix) the results of stress tests, the effect of changes to regulations, and our future status, activities or reporting under banking and financial regulation, (xx) our expected tax rate, (xxi) the future state of our liquidity and regulatory capital ratios, and our prospective capital distributions (including dividends and repurchases), (xxii) our expected SCB and G-SIB surcharge, (xxiii) legal proceedings, governmental investigations or other contingencies, (xxiv) the asset recovery guarantee and our remediation activities related to our 1Malaysia Development Berhad (1MDB) settlements, (xxv) the effectiveness of our management of our human capital, including our diversity goals, (xxvi) our sustainability and carbon neutrality targets and goals, (xxvii) future inflation, (xxviii) the impact of Russia’s invasion of Ukraine and related sanctions and other developments on our business, results and financial position, (xxix) our ability to sell, and the terms of any proposed sales of, Asset & Wealth Management historical principal investments and pending sale of GreenSky, (xxx) our agreement with GM regarding a process to transition their credit card program to another issuer to be selected by GM, (xxxi) the impact of the conflicts in the Middle East, (xxxii) our ability to manage our commercial real estate exposures, (xxxiii) the profitability of Platform Solutions, and (xxxiv) the effectiveness of our cybersecurity risk management process.
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
Statements about our target ROE, ROTE and CET1 capital ratio, and how they can be achieved, are based on our current expectations regarding the capital requirements applicable to us and are subject to the risk that our actual capital requirements may be higher than currently anticipated because of, among other factors, changes in the regulatory capital requirements applicable to us resulting from changes in regulations, including as a result of the July 2023 proposal to revise the U.S. bank regulatory capital rules, or the interpretation or application of existing regulations or changes in the nature and composition of our activities. Statements about our firmwide AUS inflows targets are based on our current expectations regarding our fundraising prospects and are subject to the risk that actual inflows may be lower than expected due to, among other factors, competition from other asset managers, changes in investment preferences and changes in economic or market conditions.
Statements about the timing, costs, profitability, benefits and other aspects of business and expense savings initiatives, the level and composition of more durable revenues and increases in market share and the narrowing of our consumer business are based on our current expectations regarding our ability to implement these initiatives and actual results may differ, possibly materially, from our current expectations due to, among other things, a delay in the timing of these initiatives, increased competition and an inability to reduce expenses and grow businesses with durable revenues or to exit certain consumer businesses.
Statements about the level of future compensation expense, including as a percentage of both operating expenses and net revenues, net of provision for credit losses, and our efficiency ratio are subject to the risks that the compensation and other costs to operate our businesses may be greater than currently expected.

Goldman Sachs 2023 Form 10-K	29

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Statements about our Investment banking fees backlog and future results are subject to the risk that such transactions may be modified or may not be completed at all, and related net revenues may not be realized or may be materially less than expected. Important factors that could have such a result include, for underwriting transactions, a decline or weakness in general economic conditions, an outbreak or worsening of hostilities, including the escalation of the conflicts in the Middle East or the continuation of the conflict between Russia and Ukraine, continuing volatility in the securities markets or an adverse development with respect to the issuer of the securities and, for advisory transactions, a decline in the securities markets, an inability to obtain adequate financing, an adverse development with respect to a party to the transaction or a failure to obtain a required regulatory approval.
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
Statements about planned 2024 benchmark debt issuances and the amount, composition and location of GCLA we expect to hold are subject to the risk that actual issuances and GCLA levels may differ, possibly materially, from that currently expected due to changes in market conditions, business opportunities or our funding and projected liquidity needs.
Statements about our expected provision for credit losses are subject to the risk that actual credit losses may differ and our expectations may change, possibly materially, from that currently anticipated due to, among other things, changes to the composition of our loan portfolio and changes in the economic environment in future periods and our forecasts of future economic conditions, as well as changes in our models, policies and other management judgments.

Statements about our future effective income tax rate are subject to the risk that it may differ from the anticipated rate indicated in such statements, possibly materially, due to, among other things, changes in the tax rates applicable to us, changes in our earnings mix, our profitability and entities in which we generate profits, the assumptions we have made in forecasting our expected tax rate, the interpretation or application of existing tax statutes and regulations, as well as any corporate tax legislation that may be enacted or any guidance that may be issued by the U.S. Internal Revenue Service or in the other jurisdictions in which we operate (including Global Anti-Base Erosion (Pillar II) guidance).
Statements about the future state of our liquidity and regulatory capital ratios (including our SCB and G-SIB surcharge), and our prospective capital distributions (including dividends and repurchases), are subject to the risk that our actual liquidity, regulatory capital ratios and capital distributions may differ, possibly materially, from what is currently expected due to, among other things, the need to use capital to support clients, increased regulatory requirements resulting from changes in regulations or the interpretation or application of existing regulations, results of applicable supervisory stress tests, changes to the composition of our balance sheet and the impact of taxes on share repurchases. Statements about the estimated impact of proposed, but not finalized, capital rules are subject to change as we continue to analyze the proposals, the final rules may differ from the proposed rules and our balance sheet composition will change. As a consequence, we may underestimate the actual impact of the final rules (including any final rules in respect of the July 2023 proposal from the U.S. federal bank regulatory agencies).
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

30	Goldman Sachs 2023 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Statements about our objectives in management of our human capital, including our diversity goals, are based on our current expectations and are subject to the risk that we may not achieve these objectives and goals due to, among other things, competition in recruiting and attracting diverse candidates and unsuccessful efforts in retaining diverse employees.
Statements about our sustainability and carbon neutrality, net-zero or other sustainability-related targets and goals are based on our current expectations and are subject to the risk that we may not achieve these targets and goals due to, among other things, global socio-demographic and economic trends, energy prices, lack of technological innovations, climate-related conditions and weather events, legislative and regulatory changes, consumer behavior and demand, and other unforeseen events or conditions.
Statements about future inflation are subject to the risk that actual inflation may differ, possibly materially, due to, among other things, changes in economic growth, unemployment or consumer demand.
Statements about the impact of Russia’s invasion of Ukraine and related sanctions, the impact of the conflicts in the Middle East and other developments on our business, results and financial position are subject to the risks that hostilities may escalate and expand, that sanctions may increase and that the actual impact may differ, possibly materially, from what is currently expected.
Statements about the proposed sales of Asset & Wealth Management historical principal investments are subject to the risks that buyers may not bid on these assets or bid at levels, or with terms, that are unacceptable to us, and that the performance of these activities may deteriorate as a result of the pending sales, and statements about the pending sale of GreenSky and our agreement with GM regarding a process to transition their credit card program to another issuer to be selected by GM are subject to the risk that the transactions may not close on the anticipated timelines or at all, including due to a failure to obtain requisite regulatory approvals.
Statements about the effectiveness of our cybersecurity risk management process are subject to the risk that measures we have implemented to safeguard our systems (and third parties that we interface with) may not be sufficient to prevent a successful cybersecurity attack or a material security breach that results in the disclosure of confidential information or otherwise disrupts our operations.

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

Goldman Sachs 2023 Form 10-K	31

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

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
•The development and use of artificial intelligence (AI) present risks and challenges that may adversely impact our business.
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
•The application of regulatory strategies and requirements in the U.S. and in non-U.S. jurisdictions to facilitate the orderly resolution of large financial institutions could create greater risk of loss for Group Inc.’s security holders.
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
Market Developments and General Business Environment
•Our businesses, financial condition, liquidity and results of operations have been and may in the future be adversely affected by unforeseen or catastrophic events, including pandemics, terrorist attacks, wars, extreme weather events or other natural disasters.
•Climate change could disrupt our businesses and adversely affect client activity levels and the creditworthiness of our clients and counterparties, and our actual or perceived action or inaction relating to climate change could result in damage to our reputation.
•Our business, financial condition, liquidity and results of operations have been adversely affected by disruptions in the global economy caused by conflicts, and related sanctions and other developments.
•Certain of our businesses and our funding instruments may be adversely affected by changes in reference rates, currencies, indexes, baskets or ETFs to which products we offer or funding that we raise are linked.
•Our business, financial condition, liquidity and results of operations may be adversely affected by disruptions in the global economy caused by escalating tensions between the U.S. and China.
•We face enhanced risks as we operate in new locations and transact with a broader array of clients and counterparties.
•We may not be able to fully realize the expected benefits or synergies from acquisitions or other business initiatives in the time frames we expect, or at all.

32	Goldman Sachs 2023 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

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
Unfavorable or uncertain economic and market conditions can be caused by: low levels of or declines in economic growth, business activity or investor, business or consumer confidence; concerns over a potential recession; changes in consumer spending or borrowing patterns; pandemics; limitations on the availability or increases in the cost of credit and capital; illiquid markets; increases in inflation, interest rates, exchange rate or basic commodity price volatility or default rates; high levels of inflation or stagflation; concerns about sovereign defaults; uncertainty concerning fiscal or monetary policy, government shutdowns, debt ceilings or funding; the extent of and uncertainty about potential increases in tax rates and other regulatory changes; limitations on international trade and travel; laws and regulations that limit trading in, or the issuance of, securities of issuers outside their domestic markets; outbreaks or worsening of domestic or international tensions or hostilities, terrorism, nuclear proliferation, cybersecurity threats or attacks and other forms of disruption to or curtailment of global communication, energy transmission or transportation networks or other geopolitical instability or uncertainty; corporate, political or other scandals that reduce investor confidence in capital markets; extreme weather events or other natural disasters; or a combination of these or other factors.

The financial services industry and the securities and other financial markets have been materially and adversely affected in the past by significant declines in the values of nearly all asset classes, by a serious lack of liquidity and by high levels of borrower defaults. In addition, concerns about actual or potential increases in interest rates, inflation and other borrowing costs, a public health emergency, sovereign debt risk and its impact on the relevant sovereign banking system, and limitations on international trade, have, at times, negatively impacted the levels of client activity.
General uncertainty about economic, political and market activities, and the scope, timing and impact of regulatory reform, as well as weak consumer, investor and CEO confidence resulting in large part from such uncertainty, has in the past negatively impacted client activity, which has in the past adversely affected and could in the future adversely affect many of our businesses. Periods of low volatility and periods of high volatility combined with a lack of liquidity have at times had an unfavorable impact on our market-making businesses.
Changes, or proposed changes, to U.S. international trade and investment policies, particularly with important trading partners, have in recent years negatively impacted financial markets. Continued or escalating tensions may result in further actions taken by the U.S. or other countries that could disrupt international trade and investment and adversely affect financial markets. Those actions could include, among others, the implementation of sanctions, tariffs or foreign exchange measures, the large-scale sale of U.S. Treasury securities or other restrictions on cross-border trade, investment, or transfer of information or technology. Such developments have in the past affected and could in the future adversely affect our or our clients’ businesses.
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

Goldman Sachs 2023 Form 10-K	33

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

In June 2023, the U.S. federal government suspended the federal debt limit until 2025. If Congress does not raise the debt ceiling prior to 2025, the U.S. could default on its obligations, including Treasury securities that play an integral role in financial markets. A default by the U.S. could result in unprecedented market volatility and illiquidity, heightened operational risks relating to the clearance and settlement of transactions, margin and other disputes with clients and counterparties, an adverse impact to investors including money market funds that invest in U.S. Treasuries, downgrades in the U.S. credit rating, further increases in interest rates and borrowing costs and a recession in the U.S. or other economies. Continued uncertainty relating to the debt ceiling could result in downgrades of the U.S. credit rating, which could adversely affect market conditions, lead to margin disputes, further increases in interest rates and borrowing costs and necessitate significant operational changes among market participants, including us. A downgrade of the U.S. federal government’s credit rating could also materially and adversely affect the market for repurchase agreements, securities borrowing and lending, and other financings typically collateralized by U.S. Treasury or agency obligations. Further, the fair value, liquidity and credit ratings of securities issued by, or other obligations of, agencies of the U.S. government or related to the U.S. government or its agencies, as well as municipal bonds could be similarly adversely affected. An increasing frequency of government shutdowns, or near shutdowns, in the U.S. could also lead to uncertainty as to the continued funding of the U.S. government, which could, in turn, adversely affect the credit ratings of the U.S. and the market for U.S. Treasury or agency obligations.
In 2024, numerous elections will be held globally. As a result, there may be significant market uncertainty in the periods leading up to and/or following the elections and this could cause higher volatility, lower levels of market activity and other adverse conditions for our businesses. The outcomes of the elections could also result in changes in policy, which could also have adverse effects on us or the business environment in which we operate more generally.

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
In certain circumstances (particularly in the case of credit products, including leveraged loans, and private equities or other securities that are not freely tradable or lack established and liquid trading markets), it may not be possible or economic to hedge our exposures and, to the extent that we do so, the hedge may be ineffective or may greatly reduce our ability to profit from increases in the values of the assets. Sudden declines and significant volatility in the prices of assets have in the past substantially curtailed or eliminated, and may in the future substantially curtail or eliminate, the trading markets for certain assets, which may make it difficult to sell, hedge or value such assets. We may incur losses from time to time as trading markets deteriorate or cease to function, including with respect to loan commitments we have made or securities offerings we have underwritten. The inability to sell or effectively hedge assets reduces our ability to limit losses in such positions and the difficulty in valuing assets has in the past negatively affected, and may in the future negatively affect, our capital, liquidity or leverage ratios, our funding costs and our ability to deploy capital.
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

34	Goldman Sachs 2023 Form 10-K

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
In addition, volatile or less liquid markets increase the difficulty of valuing assets, which can lead to costly and time-consuming disputes over asset values and the level of required collateral, as well as increased credit risk to the recipient of the collateral due to delays in receiving adequate collateral. In cases where we foreclose on collateral, sudden declines in the value or liquidity of the collateral have in the past resulted in, and may in the future result in, significant losses to us, especially where there is a single type of collateral supporting the obligation. In addition, we have been and may in the future be subject to claims that the foreclosure was not permitted under the legal documents, was conducted in an improper manner, including in violation of law, or caused a client or counterparty to go out of business.
Our market-making activities have been and may in the future be affected by changes in the levels of market volatility.
Certain of our market-making activities depend on market volatility to provide trading and arbitrage opportunities to our clients, and decreases in volatility have reduced and may in the future reduce these opportunities and the level of client activity associated with them and have adversely affected and may in the future adversely affect the results of these activities. Increased volatility, while it can increase trading volumes and spreads, also increases risk as measured by Value-at-Risk (VaR) and increases risks in connection with our market-making activities and can cause us to reduce our inventory. Limiting the size of our market-making positions can adversely affect our profitability. In periods when volatility is increasing, but asset values are declining significantly, it may not be possible to sell assets at all or it may only be possible to do so at steep discounts. In those circumstances, we have been and may in the future be forced to either take on additional risk or to realize losses in order to decrease our VaR. In addition, increases in volatility increase the level of our RWAs, which increases the amount of capital that we are required to hold, and this can reduce our profitability and reduce our ability to distribute capital to our shareholders.

Our investment banking, client intermediation, asset management and wealth management businesses have been adversely affected and may in the future be adversely affected by market uncertainty or lack of confidence among investors and CEOs due to declines in economic activity and other unfavorable economic, geopolitical or market conditions.
Our investment banking business has been and may in the future be adversely affected by market conditions. Poor economic conditions and other uncertain geopolitical conditions may adversely affect and have in the past adversely affected investor and CEO confidence, resulting in significant industry-wide declines in the size and number of underwritings and of advisory transactions, which would likely have and have in the past had an adverse effect on our revenues and our profit margins. In particular, because a significant portion of our investment banking revenues is derived from our participation in large transactions, a decline in the number of large transactions has in the past and would in the future adversely affect our investment banking business. Similarly, in recent years, cross-border initial public offerings and other securities offerings have accounted for a significant proportion of new issuance activity. Legislative, regulatory or other changes that limit trading in, or the issuance of, securities outside the issuers’ domestic markets, that result in or could result in the delisting or removal of securities from exchanges or indices, have in the past adversely affected and would in the future adversely affect our underwriting and client intermediation businesses. Furthermore, changes, or proposed changes, to international trade and investment policies of the U.S. and other countries could negatively affect market activity levels and our revenues.
In certain circumstances, market uncertainty or general declines in market or economic activity may adversely affect our client intermediation businesses by decreasing levels of overall activity or by decreasing volatility.
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

Goldman Sachs 2023 Form 10-K	35

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Our asset management and wealth management businesses have been and may in the future be adversely affected by the poor investment performance of our investment products or a client preference for products other than those which we offer or for products that generate lower fees.
Poor investment returns in our asset management and wealth management businesses, due to either general market conditions or underperformance (relative to our competitors or to benchmarks) by funds or accounts that we manage or investment products that we design or sell, affect our ability to retain existing assets and to attract new clients or additional assets from existing clients. This could affect the management and incentive fees that we earn on AUS or the commissions and net spreads that we earn for selling other investment products, such as structured notes or derivatives. To the extent that our clients choose to invest in products that we do not currently offer, we will suffer outflows and a loss of management fees. Further, if, due to changes in investor sentiment or the relative performance of certain asset classes or otherwise, clients continue to invest in products that generate lower fees (e.g., passively managed or fixed income products), our average effective management fee will decline further and our asset management and wealth management businesses could be adversely affected.
Inflation has had, and could continue to have, a negative effect on our business, results of operations and financial condition.
Inflationary pressures have affected economies, financial markets and market participants worldwide. Inflationary pressures have increased certain of our operating expenses, and have adversely affected consumer sentiment and CEO confidence. Central bank responses to inflationary pressures have also resulted in higher market interest rates, which, in turn, have contributed to lower activity levels across financial markets, in particular for debt underwriting transactions and mortgage originations, and resulted in lower values for certain financial assets which have adversely affected our equity and debt investments. Higher interest rates increase our borrowing costs and have required us to increase interest paid on our deposits. If inflationary pressures persist, our expenses may increase further; we may be unable to achieve our efficiency ratio target; activity levels for certain of our businesses, in particular debt underwriting and mortgages, may decline; our interest expense could increase faster than our interest income, reducing our net interest income and net interest margin; certain of our investments could continue to incur losses or generally low levels of returns; AUS could decline, or the composition of our AUS could shift to lower fee products, reducing management and other fees; economies worldwide could experience recessions; and we could continue to operate in a generally unfavorable economic and market environment.

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

36	Goldman Sachs 2023 Form 10-K

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
As of December 2023, our counterparties could have called for additional collateral or termination payments related to our net derivative liabilities under bilateral agreements in an aggregate amount of $271 million in the event of a one-notch downgrade of our credit ratings and $1.58 billion in the event of a two-notch downgrade of our credit ratings. A downgrade by any one rating agency, depending on the agency’s relative ratings of us at the time of the downgrade, may have an impact which is comparable to the impact of a downgrade by all rating agencies. For further information about our credit ratings, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management — Liquidity Risk Management — Credit Ratings” in Part II, Item 7 of this Form 10-K.
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

Goldman Sachs 2023 Form 10-K	37

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
We are exposed to the risk that third parties that owe us money, securities or other assets will not perform their obligations. These parties may default on their obligations to us due to bankruptcy, lack of liquidity, operational failure or other reasons. A failure of a significant market participant, or even concerns about a default by such an institution, has in the past and could in the future lead to significant liquidity problems, losses or defaults by other institutions, which in turn could adversely affect us. We are also exposed to the risk of a special assessment, including under the FDIA or OLA in the event of the failure of a bank or non-bank financial institution, which have in the past, and may in the future, adversely affect our results of operations.

38	Goldman Sachs 2023 Form 10-K

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
As part of our clearing and prime financing activities, we finance our clients’ positions, and we could be held responsible for the defaults or misconduct of our clients. Default risk may arise from events or circumstances that are difficult to detect or foresee.
Concentration of risk increases the potential for significant losses in our market-making, underwriting, investing and financing activities.
Concentration of risk increases the potential for significant losses in our market-making, underwriting, investing and financing activities. The number and size of these transactions has affected and may in the future affect our results of operations in a given period. Moreover, because of concentrated risk, we may suffer losses even when economic and market conditions are generally favorable for our competitors. Disruptions in the credit markets can make it difficult to hedge these credit exposures effectively or economically. In addition, we extend large commitments as part of our credit origination activities. Disruptions in the credit markets have in the past substantially curtailed or eliminated, and may in the future substantially curtail or eliminate, the trading markets for loans we originate. These disruptions have in the past made, and may in the future make, it difficult for us to sell or value such assets, which have in the past resulted, and may in the future result, in losses for us.

Rules adopted under the Dodd-Frank Act, and similar rules adopted in other jurisdictions, require issuers of certain asset-backed securities and any person who organizes and initiates certain asset-backed securities transactions to retain economic exposure to the asset, which has affected the cost of and structures used in connection with these securitization activities. Our inability to reduce our credit risk by selling, syndicating or securitizing these positions, including during periods of market stress, has in the past negatively affected and may in the future negatively affect our results of operations due to a decrease in the fair value of the positions, including due to the insolvency or bankruptcy of borrowers, as well as the loss of revenues associated with selling such securities or loans.
In the ordinary course of business, we are at times subject to a concentration of credit risk to a particular counterparty, borrower, issuer (including sovereign issuers) or geographic area or group of related countries, such as the E.U., and a failure or downgrade of, or default by, such entity could negatively impact our businesses, perhaps materially, and the systems by which we set limits and monitor the level of our credit exposure to individual entities, industries, countries and regions may not function as we have anticipated. Regulatory reform, including the Dodd-Frank Act, has led to increased centralization of trading activity through particular clearinghouses, central agents or exchanges, which has significantly increased our concentration of risk with respect to these entities. While our activities expose us to many different industries, counterparties and countries, we routinely execute a high volume of transactions with counterparties engaged in financial services activities, including brokers and dealers, commercial banks, clearinghouses, exchanges and investment funds. This has resulted in significant credit concentration with respect to these counterparties.

Goldman Sachs 2023 Form 10-K	39

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
As the volume, speed, frequency and complexity of transactions, especially electronic transactions (as well as the requirements to report such transactions on a real-time basis to clients, regulators and exchanges) increase, developing and maintaining our operational systems and infrastructure has become more challenging, and the risk of systems or human error in connection with such transactions has increased, as have the potential consequences of such errors due to the speed and volume of transactions involved and the potential difficulty associated with discovering errors quickly enough to limit the resulting consequences. For example, the transition to a T+1 settlement timeframe in the U.S. in 2024 subjects us to increased operational risks with respect to reporting and timely settlement of transactions. These risks are exacerbated in times of increased volatility. As with other similarly situated institutions, we utilize credit underwriting models in connection with our businesses, including our consumer-oriented activities. Allegations or publicity, whether or not accurate, that our underwriting decisions do not treat consumers or clients fairly, or comply with the applicable law or regulation, have in the past resulted and may in the future result in negative publicity, reputational damage and governmental and regulatory scrutiny, investigations and enforcement actions.

40	Goldman Sachs 2023 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Our financial, accounting, data processing or other operational systems and facilities have in the past not operated properly in certain respects and may in the future not operate properly or become disabled as a result of events that are wholly or partially beyond our control, such as a spike in transaction volume, adversely affecting our ability to process these transactions or provide these services. We must continuously update these systems to support our operations and growth and to respond to changes in regulations and markets, and invest heavily in systemic controls and training to pursue our objective of ensuring that such transactions do not violate applicable rules and regulations or, due to errors in processing such transactions, adversely affect markets, our clients and counterparties or us. Enhancements and updates to systems, as well as the requisite training, including in connection with the integration of new businesses, entail significant costs and create risks associated with implementing new systems and integrating them with existing ones.
The use of computing devices and phones is critical to the work done by our employees and the operation of our systems and businesses and those of our clients and our third-party service providers and vendors. Their importance has continued to increase, in particular in light of hybrid work arrangements. Computers and computer networks are subject to various risks, including, among others, cyber attacks, inherent technological defects, system failures and human error. For example, fundamental security flaws in computer chips found in many types of these computing devices and phones have been reported in the past and may occur in the future. The use of personal devices by our employees or by our vendors for work-related activities also presents risks related to potential violations of record retention and other requirements. Cloud technologies are also critical to the operation of our systems and platforms and our reliance on cloud technologies is growing. Service disruptions have resulted, and may result in the future, in delays in accessing, or the loss of, data that is important to our businesses and may hinder our clients’ access to our platforms. There have been a number of widely publicized cases of outages in connection with access to cloud computing providers. Addressing these and similar issues could be costly and affect the performance of these businesses and systems. Operational risks may be incurred in applying fixes and there may still be residual security risks.

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

Goldman Sachs 2023 Form 10-K	41

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
Despite our resiliency plans and facilities, our ability to conduct business may be adversely impacted by a disruption in the infrastructure that supports our businesses and the communities where we are located. This may include a disruption involving electrical, satellite, undersea cable or other communications, internet, transportation or other facilities used by us, our employees or third parties with which we conduct business, including cloud service providers. These disruptions may occur as a result of events that affect only our buildings or systems or those of third parties, or as a result of events with a broader impact globally, regionally or in the cities where those buildings or systems are located, including, but not limited to, natural disasters, war, civil unrest, terrorism, economic or political developments, pandemics and weather events.
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
Additionally, although the prevalence and scope of applications of distributed ledger technology, cryptocurrency and similar technologies is growing, the technology is nascent and may be vulnerable to cyber attacks or have other inherent weaknesses. We are exposed to risks, and may become exposed to additional risks, related to distributed ledger technology, including through our facilitation of clients’ activities involving financial products that use distributed ledger technology, such as blockchain, cryptocurrencies or other digital assets, our investments in companies that seek to develop platforms based on distributed ledger technology, the use of distributed ledger technology by third-party vendors, clients, counterparties, clearinghouses and other financial intermediaries, and the receipt of cryptocurrencies or other digital assets as collateral. Market volatility of financial products using distributed ledger technology may increase these risks.

42	Goldman Sachs 2023 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

The development and use of artificial intelligence (AI) present risks and challenges that may adversely impact our business.
We or our third-party vendors, clients or counterparties may develop or incorporate AI technology in certain business processes, services or products. The development and use of AI present a number of risks and challenges to our business. The legal and regulatory environment relating to AI is uncertain and rapidly evolving, both in the U.S. and internationally, and includes regulation targeted specifically at AI as well as provisions in intellectual property, privacy, consumer protection, employment and other laws applicable to the use of AI. These evolving laws and regulations could require changes in our implementation of AI technology and increase our compliance costs and the risk of non-compliance. AI models, particularly generative AI models, may produce output or take action that is incorrect, that result in the release of private, confidential or proprietary information, that reflect biases included in the data on which they are trained, infringe on the intellectual property rights of others, or that is otherwise harmful. In addition, the complexity of many AI models makes it challenging to understand why they are generating particular outputs. This limited transparency increases the challenges associated with assessing the proper operation of AI models, understanding and monitoring the capabilities of the AI models, reducing erroneous output, eliminating bias and complying with regulations that require documentation or explanation of the basis on which decisions are made. Further, we may rely on AI models developed by third parties, and, to that extent, would be dependent in part on the manner in which those third parties develop and train their models, including risks arising from the inclusion of any unauthorized material in the training data for their models, and the effectiveness of the steps these third parties have taken to limit the risks associated with the output of their models, matters over which we may have limited visibility. Any of these risks could expose us to liability or adverse legal or regulatory consequences and harm our reputation and the public perception of our business or the effectiveness of our security measures.
In addition to our use of AI technologies, we are exposed to risks arising from the use of AI technologies by bad actors to commit fraud and misappropriate funds and to facilitate cyberattacks. Generative AI, if used to perpetrate fraud or launch cyberattacks, could result in losses, liquidity outflows or other adverse effects at a particular financial institution or exchange.

A failure to protect our computer systems, networks and information, and our clients’ information, against cyber attacks and similar threats could impair our ability to conduct our businesses, result in the disclosure, theft or destruction of confidential information, damage our reputation and cause losses.
Our operations rely on the secure processing, storage and transmission of confidential and other information in our computer systems and networks and those of our vendors. There have been a number of highly publicized cases involving financial services companies, consumer-based companies, software and information technology service providers, governmental agencies and other organizations reporting the unauthorized access or disclosure of client, customer or other confidential information in recent years, as well as cyber attacks involving the dissemination, theft and destruction of corporate information or other assets, as a result of inadequate procedures or the failure to follow procedures by employees or contractors or as a result of actions by third parties, including actions by foreign governments. There have also been a number of highly publicized cases where hackers have requested “ransom” payments in exchange for not disclosing customer information or for restoring access to information or systems.
We are regularly the target of attempted cyber attacks, including denial-of-service attacks, and must continuously monitor and develop our systems to protect the integrity and functionality of our technology infrastructure and access to and the security of our data. We have faced a high volume of cyber attacks as we expand our mobile- and other internet-based products and services, as well as our usage of mobile and cloud technologies, and as we provide these services to individual consumers. Further, the use of AI by cybercriminals may increase the frequency and severity of cybersecurity attacks against us or our third-party vendors and clients. The migration of our communication from devices we provide to employee-owned devices presents additional risks of cyber attacks, as do hybrid work arrangements. In addition, due to our interconnectivity with third-party vendors (and their respective service providers), central agents, exchanges, clearinghouses and other financial institutions, we could be adversely impacted if any of them is subject to a successful cyber attack or other information security event. These impacts could include the loss of access to information or services from the third party subject to the cyber attack or other information security event or could result in unauthorized access to or disclosure of client, customer or other confidential information, which could, in turn, interrupt certain of our businesses or adversely affect our results of operations and reputation.

Goldman Sachs 2023 Form 10-K	43

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

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
If one or more of these types of events occur, it potentially could jeopardize our, our clients’, our counterparties’ or third parties’ confidential and other information processed, stored in, or transmitted through our computer systems and networks, or otherwise cause interruptions or malfunctions in our operations or those of our clients, counterparties or third parties, which could impact their ability to transact with us or otherwise result in legal or regulatory action, significant losses or reputational damage. In addition, such an event could persist for an extended period of time before being properly detected or escalated, and, following detection or escalation, it could take considerable time for us to obtain full and reliable information about the extent, amount and type of information compromised. During the course of an investigation, we may not know the full impact of the event and how to remediate it, and actions, decisions and mistakes that are taken or made may further increase the negative effects of the event on our business, results of operations and reputation. Moreover, new regulations require us to disclose information on a timely basis about material cybersecurity incidents, including those that may not have been resolved or fully investigated at the time of disclosure.

We have expended, and expect to continue to expend, significant resources on an ongoing basis to modify our protective measures and to investigate and remediate vulnerabilities or other exposures, but these measures may be ineffective and we may be subject to legal or regulatory action, as well as financial losses that are either not insured against or not fully covered through any insurance maintained by us. Regulatory agencies have become increasingly focused on cybersecurity incidents.
Our clients’ confidential information may also be at risk from the compromise of clients’ personal electronic devices or as a result of a data security breach at an unrelated company. Losses due to unauthorized account activity could harm our reputation and may have adverse effects on our business, financial condition and results of operations.
The increased use of mobile and cloud technologies heightens these and other operational risks, as do hybrid work arrangements. Certain aspects of the security of these technologies are unpredictable or beyond our control, and the failure by mobile technology and cloud service providers to adequately safeguard their systems and prevent cyber attacks could disrupt our operations and result in misappropriation, corruption or loss of confidential and other information. In addition, there is a risk that encryption and other protective measures, despite their sophistication, may be defeated, particularly to the extent that new computing technologies vastly increase the speed and computing power available.
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

44	Goldman Sachs 2023 Form 10-K

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
Our consumer offerings present us with different risks, and we have needed and continue to need to expand and adapt our risk monitoring and mitigation activities to account for these business activities. A failure to adequately assess and control such risk exposures could result in losses to us.
For further information about our risk management policies and procedures, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management” in Part II, Item 7 of this Form 10-K.

Goldman Sachs 2023 Form 10-K	45

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
In addition to the impact on the scope and profitability of our business activities, day-to-day compliance with existing laws and regulations has involved and will continue to involve significant amounts of time, including that of our senior leaders and that of a large number of dedicated compliance and other reporting and operational personnel, in connection with which we expect to continue to add personnel, all of which may negatively impact our profitability.
Our revenues and profitability and those of our competitors have been and will continue to be impacted by requirements relating to capital, leverage, liquidity and long-term funding levels, requirements related to resolution and recovery planning, derivatives clearing and margin rules and levels of regulatory oversight, as well as limitations on which and, if permitted, how certain business activities may be carried out by financial institutions. The laws, regulations and accounting standards, that apply to our businesses are often complex and, in many cases, we must make interpretive decisions regarding the application of those laws, regulations and accounting standards to our business activities. Changes in interpretations, whether in response to regulatory guidance, industry conventions, our own reassessments or otherwise, could adversely affect our businesses, results of operations or ability to satisfy applicable regulatory requirements, such as capital or liquidity requirements.

If there are new laws or regulations or changes in the interpretation or enforcement of existing laws or regulations applicable to our businesses or those of our clients, including capital, liquidity, leverage, long-term debt, total loss-absorbing capacity and margin requirements, restrictions on leveraged lending or other business practices, reporting requirements, requirements relating to recovery and resolution planning, tax burdens and compensation restrictions, that are imposed on a limited subset of financial institutions (whether based on size, method of funding, activities, geography or other criteria), compliance with these new laws or regulations, or changes in the enforcement of existing laws or regulations, could adversely affect our ability to compete effectively with other institutions that are not affected in the same way. In addition, regulation imposed on financial institutions or market participants generally, such as taxes on stock transfers, share repurchases and other financial transactions, could adversely impact levels of market activity more broadly, and thus impact our businesses. Changes to laws or regulations, such as tax laws, could also have a disproportionate impact on us, based on the way those laws or regulations are applied to financial services and financial firms or due to our corporate structure or where or how we provide these services.
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

46	Goldman Sachs 2023 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

U.S. and non-U.S. regulatory developments, in particular the Dodd-Frank Act and Basel III, have significantly altered the regulatory framework within which we operate and have adversely affected and may in the future adversely affect our profitability. Among the aspects of the Dodd-Frank Act that have affected or may in the future affect our businesses are: increased capital, liquidity and reporting requirements; limitations on activities in which we may engage; increased regulation of and restrictions on OTC derivatives markets and transactions; limitations on incentive compensation; limitations on affiliate transactions; requirements to reorganize or limit activities in connection with recovery and resolution planning; increased deposit insurance assessments; and increased standards of care for broker-dealers and investment advisers in dealing with clients. The implementation of higher capital requirements, more stringent requirements relating to liquidity, long-term debt and total loss-absorbing capacity and the prohibition on proprietary trading and the sponsorship of, or investment in, covered funds by the Volcker Rule may continue to adversely affect our profitability and competitive position, particularly if these requirements do not apply equally to our competitors or are not implemented uniformly across jurisdictions. The July 2023 proposal from the U.S. federal bank regulatory agencies to implement the Basel Committee’s finalization of the post-crisis regulatory capital reforms would raise our capital requirements, if adopted as proposed. We may also become subject to higher and more stringent capital and other regulatory requirements as a result of the implementation of future Basel Committee standards. See "Business — Regulation — Banking Supervision and Regulation — Risk-Based Capital Ratios” in Part I, Item 1 of this Form 10-K for further information about proposed regulatory requirements.

As described in “Business — Regulation — Banking Supervision and Regulation — Risk-Based Capital Ratios” in Part I, Item 1 of this Form 10-K, the SCB has replaced the capital conservation buffer under the Standardized Capital Rules and resulted in higher Standardized capital ratio requirements. Failure to comply with these requirements could limit our ability to, among other things, repurchase shares, pay dividends and make certain discretionary compensation payments. In addition, if we are required to resubmit our capital plan, we generally may not make capital distributions, such as share repurchases or dividends, without the prior approval of the FRB. Dividends and repurchases are also subject to oversight by the FRB, which can result in limitations. Limitations on our ability to make capital distributions could, among other things, prevent us from returning capital to our shareholders and impact our return on equity. Additionally, as a G‑SIB, we are subject to the G‑SIB surcharge. Our G‑SIB surcharge is updated annually based on financial data from the prior year. Expansion of our businesses, growth in our balance sheet and increased reliance on short-term wholesale funding have resulted in increases and in the future may result in further increases in our G‑SIB surcharge and a corresponding increase in our capital requirements. The July 2023 proposal from the FRB would introduce additional granularity in the surcharge buckets and increase the amount of financial data used in the calculation of the G-SIB surcharge based on averages over the year, as opposed to period-end values, which could increase our G-SIB surcharge.
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

Goldman Sachs 2023 Form 10-K	47

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Our consumer-oriented deposit-taking and credit card businesses subject us to numerous additional regulations in the jurisdictions in which these businesses operate. Not only are these regulations extensive, but they involve types of regulations and supervision, as well as regulatory compliance risks, that have not historically applied to us. The level of regulatory scrutiny and the scope of regulations affecting financial interactions with consumers is often much greater than that associated with doing business with institutions and high-net-worth individuals. Complying with these regulations is time-consuming, costly and presents new and increased risks.
Our expansion into consumer-oriented activities resulted in a change to GS Bank USA’s CRA requirements in 2023, such that GS Bank USA is no longer assessed as a “wholesale bank” for CRA compliance purposes and, instead, is assessed pursuant to a strategic plan. Any failure to comply with different or expanded CRA requirements as a result of this change in assessment methods could negatively impact GS Bank USA’s CRA ratings, cause reputational harm and result in limits on our ability to make future acquisitions or engage in certain new activities.
Increasingly, regulators and courts have sought to hold financial institutions liable for the misconduct of their clients where they have determined that the financial institution should have detected that the client was engaged in wrongdoing, even though the financial institution had no direct knowledge of the activities engaged in by its client. Regulators and courts have also increasingly found liability as a “control person” for activities of entities in which financial institutions or funds controlled by financial institutions have an investment, but which they do not actively manage. In addition, regulators and courts continue to seek to establish “fiduciary” obligations to counterparties to which no such duty had been thought to exist. To the extent that such efforts are successful, the cost of, and liabilities associated with, engaging in brokerage, clearing, market-making, prime financing, investing and other similar activities could increase significantly. To the extent that we have fiduciary obligations in connection with acting as a financial adviser or investment adviser or in other roles for individual, institutional, sovereign or investment fund clients, any breach, or even an alleged breach, of such obligations could have materially negative legal, regulatory and reputational consequences.
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
We have extensive procedures and controls that are designed to identify and address conflicts of interest, including those designed to prevent the improper sharing of information among our businesses. However, appropriately identifying and dealing with conflicts of interest is complex and difficult, and our reputation, which is one of our most important assets, could be damaged and the willingness of clients to enter into transactions with us may be adversely affected if we fail, or appear to fail, to identify, disclose and deal appropriately with conflicts of interest. In addition, potential or perceived conflicts could give rise to litigation or regulatory enforcement actions. Additionally, our One Goldman Sachs initiative, as well as the alignment of our businesses, aim to increase collaboration among our businesses, which may increase the potential for actual or perceived conflicts of interest and improper information sharing.

48	Goldman Sachs 2023 Form 10-K

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
Responding to these investigations and lawsuits, regardless of the ultimate outcome of the proceeding, is time-consuming and expensive and can divert the time and effort of our senior management from our business. Penalties and fines sought by regulatory authorities have increased substantially and certain regulators have been more likely in recent years to commence enforcement actions or to support legislation targeted at the financial services industry. Governmental authorities may also be more likely to pursue criminal or other actions, including seeking admissions of wrongdoing or guilty pleas, in connection with the resolution of an inquiry or investigation to the extent a company is viewed as having previously engaged in criminal, regulatory or other misconduct. Adverse publicity, governmental scrutiny and legal and enforcement proceedings can also have a negative impact on our reputation and on the morale and performance of our employees, which could adversely affect our businesses and results of operations. Further, we are subject to regulatory settlements, orders and feedback that require significant remediation activities and enhancements to existing controls, systems and procedures, which has required and will require us to commit significant resources, including hiring, as well as testing the operation and effectiveness of new controls, policies and procedures. The failure to complete these remediation activities in a timely manner could lead to higher operating expenses, reputational damage and other negative consequences.

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
The rapid dissemination of negative information through social media, in part, is believed to have led to the collapse of Silicon Valley Bank (SVB). SVB suffered a level of deposit withdrawals within a time period not previously experienced by a financial institution. We could also be subject to rapid deposit withdrawals or other outflows as a result of negative social media posts or other negative publicity.
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

Goldman Sachs 2023 Form 10-K	49

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Significant settlements by large financial institutions, including, in some cases, us, with governmental entities have become common. The trend of large settlements with governmental entities may adversely affect the outcomes for other financial institutions, including, in some cases, us, in similar actions, especially where governmental officials have announced that the large settlements will be used as the basis or a template for other settlements. The uncertain regulatory enforcement environment makes it difficult to estimate probable losses, which can lead to substantial disparities between legal reserves and subsequent actual settlements or penalties.
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

50	Goldman Sachs 2023 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

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
The application of regulatory strategies and requirements in the U.S. and in non-U.S. jurisdictions to facilitate the orderly resolution of large financial institutions could create greater risk of loss for Group Inc.’s security holders.
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

Assuming Group Inc. entered resolution proceedings and support from Group Inc. or other resources available to its subsidiaries was sufficient to enable the subsidiaries to remain solvent, losses at the subsidiary level would be transferred to Group Inc. and ultimately borne by Group Inc.’s security holders, third-party creditors of Group Inc.’s subsidiaries would receive full recoveries on their claims, and Group Inc.’s security holders (including our shareholders, debtholders and other unsecured creditors) could face significant and possibly complete losses. In that case, Group Inc.’s security holders would face losses while the third-party creditors of Group Inc.’s subsidiaries would incur no losses because the subsidiaries would continue to operate and would not enter resolution or bankruptcy proceedings. In addition, holders of Group Inc.’s eligible long-term debt and holders of Group Inc.’s other debt securities could face losses ahead of its other similarly situated creditors in a resolution under OLA if the FDIC exercised its right, described above, to disregard the priority of creditor claims.
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

Goldman Sachs 2023 Form 10-K	51

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

52	Goldman Sachs 2023 Form 10-K

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
These activities subject us and/or the entities in which we invest to extensive and evolving federal, state and local energy, environmental, antitrust and other governmental laws and regulations worldwide, including environmental laws and regulations relating to, among others, air quality, water quality, waste management, transportation of hazardous substances, natural resources, site remediation and health and safety. Additionally, rising climate change concerns have led to additional regulation, regulatory scrutiny and disclosure obligations that have increased and could further increase the operating costs and could adversely affect the profitability of certain of our investments and activities.
There may be substantial costs in complying with current or future laws and regulations relating to our commodities-related activities and investments. Compliance with these laws and regulations requires significant commitments of capital toward environmental monitoring, renovation of storage facilities or transport vessels, payment of emission fees and carbon or other taxes, and application for, and holding of, permits and licenses.

Commodities involved in our intermediation activities and investments are also subject to the risk of unforeseen or catastrophic events, which are likely to be outside of our control, including those arising from the breakdown or failure of transport vessels, storage facilities or other equipment or processes or other mechanical malfunctions, fires, leaks, spills or release of hazardous substances, performance below expected levels of output or efficiency, terrorist attacks, extreme weather events or other natural disasters or other hostile or catastrophic events. In addition, we rely on third-party suppliers or service providers to perform their contractual obligations and any failure on their part, including the failure to obtain raw materials at reasonable prices or to safely transport or store commodities, could expose us to costs or losses. Also, while we seek to insure against potential risks, we do not have insurance to cover some of these risks and the insurance that we have may be inadequate to cover our losses.
The occurrence of any of such events may prevent us from performing under our agreements with clients, may impair our operations or financial results and may result in litigation, regulatory action, negative publicity or other reputational harm.
We have made changes to and may also be required to divest or discontinue certain of these activities for regulatory or legal reasons or due to the transition to a less carbon-dependent economy in response to climate change.

Goldman Sachs 2023 Form 10-K	53

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

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

54	Goldman Sachs 2023 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

The growth of electronic trading and the introduction of new products and technologies, including trading and distributed ledger technologies, including cryptocurrencies, has increased competition.
Technology is fundamental to our business and our industry. The growth of electronic trading and the introduction of new technologies is changing our businesses and presenting us with new challenges. Securities, futures and options transactions are increasingly occurring electronically, both on our own systems and through other alternative trading systems, and it appears that the trend toward alternative trading systems will continue. Some of these alternative trading systems compete with us, particularly our exchange-based market-making activities, and we may experience continued competitive pressures in these and other areas. In addition, the increased use by our clients of low-cost electronic trading systems and direct electronic access to trading markets has caused and could continue to cause a reduction in commissions and spreads. As our clients increasingly use our systems to trade directly in the markets, we may incur liabilities as a result of their use of our order routing and execution infrastructure.
We have invested significant resources into the development of electronic trading systems and expect to continue to do so, but there is no assurance that the revenues generated by these systems will yield an adequate return, particularly given the generally lower commissions arising from electronic trades.
In addition, the emergence, adoption and evolution of new technologies, including distributed ledgers, such as digital assets and blockchain, and AI, have required us to invest resources to adapt our existing products and services, and we expect to continue to make such investments, which could be material. The adoption and evolution of such new technologies may also increase our compliance and regulatory costs. Further, technologies, such as those based on distributed ledgers, that do not require intermediation could also significantly disrupt payments processing and other financial services. Regulatory limitations on our involvement in products and platforms involving digital assets and distributed ledger technologies may not apply equally or in some cases at all to certain of our competitors. We may not be as timely or successful in developing or integrating, or even able to develop or integrate, new products and technologies, such as those built on distributed ledgers or AI technologies, into our existing products and services, adapting to changes in client preferences or achieving market acceptance of our products and services, any of which could affect our ability to attract or retain clients, cause us to lose market share or result in service disruptions and in turn reduce our revenues or otherwise adversely affect us.

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
Competition from within the financial services industry and from businesses outside the financial services industry, including the technology industry, for qualified employees has often been intense. We have experienced increased competition in hiring and retaining employees to address the demands of our consumer-oriented businesses and our technology initiatives. This is also the case in emerging and growth markets, where we are often competing for qualified employees with entities that have a significantly greater presence or more extensive experience in the region.
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

Goldman Sachs 2023 Form 10-K	55

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Our operating expenses and efficiency ratio depend, in part, on our overall headcount and the proportion of our employees located in strategic locations. Our future human capital resource requirements and the benefits provided by strategic locations are uncertain, and we may not realize the benefits we anticipate.
Market Developments and General Business Environment
Our businesses, financial condition, liquidity and results of operations have been and may in the future be adversely affected by unforeseen or catastrophic events, including pandemics, terrorist attacks, wars, extreme weather events or other natural disasters.
The occurrence of unforeseen or catastrophic events, including pandemics or other widespread health emergencies (or concerns over the possibility of such an emergency), terrorist attacks, wars, extreme weather events, solar events or other natural disasters, could adversely affect our business, financial condition, liquidity and results of operations. These events could have such effects through economic or financial market disruptions or challenging economic or market conditions more generally, the deterioration of our creditworthiness or that of our counterparties, changes in consumer sentiment and consumer borrowing, spending and savings patterns, liquidity stress, or operational difficulties (such as travel limitations and limitations on occupancy in our offices) that impair our ability to manage our businesses.
Climate change could disrupt our businesses and adversely affect client activity levels and the creditworthiness of our clients and counterparties, and our actual or perceived action or inaction relating to climate change could result in damage to our reputation.
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

We are also exposed to risks resulting from changes in public policy, laws and regulations, or market and public perceptions and preferences in connection with the transition to a less carbon-dependent economy. These changes could adversely affect our business, results of operations and reputation. For example, our reputation and client relationships may be damaged as a result of our or our clients’ involvement in, or decision not to participate in, certain industries or projects perceived to be associated with causing or exacerbating climate change, as well as any decisions we make to continue to conduct or change our activities in response to considerations relating to climate change. If we are unable to achieve our objectives relating to climate change or our response to climate change is perceived to be ineffective, insufficient or otherwise inappropriate, our business, reputation and efforts to recruit and retain employees may suffer.
New regulations or guidance relating to climate change, as well as the perspectives of government officials, regulators, shareholders, employees and other stakeholders regarding climate change, may affect whether and on what terms and conditions we engage in certain activities or offer certain products. Federal and state, and non-U.S. banking regulators and supervisory authorities, shareholders and other stakeholders have increasingly viewed financial institutions as playing an important role in helping to address risks related to climate change, both directly and with respect to their clients, which may result in financial institutions coming under increased requirements and expectations regarding the disclosure and management of their climate risks and related lending, investment and advisory activities. For example, in 2023 we participated in a pilot climate scenario analysis exercise conducted by the FRB. We are also subject to interagency guidance jointly issued by the FRB, FDIC, and OCC in October 2023 regarding principles for climate-related financial risk management for large financial institutions. In addition, in December 2022, the NYDFS issued proposed guidance on the management of material financial risks from climate change, which would apply to New York State-regulated banking and mortgage institutions, including GS Bank USA. In the E.U., the CSRD will become effective beginning with year-end 2024 reporting. The CSRD expands the scope of ESG disclosure required under E.U. rules. These regulations, guidance and expectations, as well as any additional or heightened requirements, could result in increased regulatory, compliance or other costs or higher capital requirements. The risks associated with, and the perspective of regulators, shareholders, employees and other stakeholders regarding, climate change are continuing to evolve rapidly, which can make it difficult to assess the ultimate impact on us of climate change-related risks and uncertainties, but we expect that climate change-related risks will increase over time.

56	Goldman Sachs 2023 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Our business, financial condition, liquidity and results of operations have been adversely affected by disruptions in the global economy caused by conflicts, and related sanctions and other developments.
The conflict between Russia and Ukraine has negatively affected the global economy. Governments around the world have responded to Russia’s invasion by imposing economic sanctions and export controls on certain industry sectors, including price caps on Russian oil, and on Russian businesses and persons. Compliance with economic sanctions and restrictions imposed by governments has increased our costs and otherwise adversely affected our business and may continue to do so. Russia has responded with its own restrictions against investors and countries outside Russia and has proposed additional measures aimed at non-Russian owned businesses. Businesses in the U.S. and globally have experienced shortages in materials and increased costs for transportation, energy, and raw materials due in part to the negative effects of the conflict on the global economy.
The conflicts in the Middle East could also affect and harm our business and increase market uncertainty. The impact of these conflicts on our business and operations is uncertain and therefore cannot be predicted.
The escalation or continuation of these conflicts or other hostilities could result in, among other things, an increased risk of cyber attacks, an increased frequency and volume of failures to settle securities transactions, supply chain disruptions, higher inflation, lower consumer demand and increased volatility in commodity, currency and other financial markets. The extent and duration of the conflicts, sanctions and resulting market disruptions are impossible to predict, and the consequences for our business could be significant. If international political instability and geopolitical tensions continue or increase in any region in which we do business, our business and results of operations could be harmed. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management — Credit Risk Management — Selected Exposures — Country Exposures” for further information about our credit exposure to Russia and Ukraine.

Certain of our businesses and our funding instruments may be adversely affected by changes in reference rates, currencies, indexes, baskets or ETFs to which products we offer or funding that we raise are linked.
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

Goldman Sachs 2023 Form 10-K	57

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

We face enhanced risks as we operate in new locations and transact with a broader array of clients and counterparties.
Our businesses, have in the past, and may in the future, bring us into contact, directly or indirectly, with individuals and entities that are not within our traditional client and counterparty base, expose us to new asset classes and new markets, and present us with integration challenges. For example, we continue to transact business and invest in new regions, including a wide range of emerging and growth markets, and we expect this trend to continue. Various emerging and growth market countries have experienced severe economic and financial disruptions, including significant devaluations of their currencies, defaults or threatened defaults on sovereign debt, capital and currency exchange controls, and low or negative growth rates in their economies. The possible effects of any of these conditions include an adverse impact on our businesses and increased volatility in financial markets generally.
Furthermore, in a number of our businesses, including where we make markets, invest and lend, we own interests in, or otherwise become affiliated with the ownership and operation of, public services, such as airports, toll roads and shipping ports, as well as physical commodities and commodities infrastructure components, both within and outside the U.S.
In our consumer-oriented activities, we have faced and continue to face, additional compliance, legal and regulatory risk, increased reputational risk and increased operational risk due to, among other things, higher transaction volumes and significantly increased retention and transmission of consumer and client information. We are also subject to additional legal requirements, including with respect to suitability and consumer protection (for example, Regulation Best Interest, fair lending laws and regulations and privacy laws and regulations). Further, identity fraud may increase and credit reporting practices may change in a manner that makes it more difficult for financial institutions, such as us, to evaluate the creditworthiness of consumers.
We have increased and intend to further increase our transaction banking activities. As a result, we face additional compliance, legal and regulatory risk, including with respect to know-your-customer, anti-money laundering and reporting requirements and prohibitions on transfers of property belonging to countries, entities and individuals subject to sanctions by U.S. or other governmental authorities. We are making significant enhancements to existing controls, systems and procedures to manage these risks.

58	Goldman Sachs 2023 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

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
We have developed and pursued new business and strategic initiatives, including acquisitions, and may continue to do so. If and to the extent we are unable to successfully execute those initiatives, we may incur unanticipated costs and losses, and face other adverse consequences, such as negative reputational effects. In addition, the actual effects of pursuing those initiatives may differ, possibly materially, from the benefits that we expect to realize from them, such as generating additional revenues, achieving expense savings, reducing operational risk exposures or using capital and funding more efficiently. Engaging in new activities exposes us to a variety of risks, including that we may be unable to successfully develop new, competitive, efficient and effective systems and processes, and hire and retain the necessary personnel. Due to our lack of historical experience with unsecured consumer lending, our loan loss assumptions may prove to be incorrect and we may incur losses significantly above those which we originally anticipated in entering the business or in expanding the product offerings for the business.
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
We have engaged in selective acquisitions and may continue to do so in the future and these acquisitions may, individually or in the aggregate, be material to us. Any future acquisitions could involve the issuance of common stock and/or the payment of cash as consideration. The success of our acquisitions will depend, in part, on our ability to integrate the acquired businesses and realize anticipated synergies, cost savings and growth opportunities. For example, in the fourth quarter of 2023, we entered into an agreement to sell GreenSky and sold PFM, both of which we had previously acquired, and in connection with the GreenSky disposition incurred a write-down of intangible assets and goodwill. We may face numerous risks and uncertainties in combining and integrating the relevant businesses and systems, including the need to combine or separate accounting and data processing systems and management controls and to integrate relationships with clients, counterparties, regulators and others in connection with acquisitions. Integration of acquired businesses is time-consuming and could disrupt our ongoing businesses, produce unforeseen regulatory or operating difficulties, cause us to incur incremental expenses or require incremental financial, management and other resources. It is also possible that an acquisition, once announced, may not close due to the failure to satisfy applicable closing conditions, such as the receipt of necessary shareholder or regulatory approvals.
There is no assurance that any of our acquisitions will be successfully integrated or yield all of the expected benefits and synergies in the time frames that we expect, or at all. If we are not able to integrate our acquisitions successfully, our results of operations, financial condition and cash flows could be adversely affected.

Goldman Sachs 2023 Form 10-K	59

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Item 1B. Unresolved Staff Comments
There are no material unresolved written comments that were received from the SEC staff 180 days or more before the end of our fiscal year relating to our periodic or current reports under the Exchange Act.
Item 1C. Cybersecurity
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management — Cybersecurity Risk Management” in Part II, Item 7 of this Form 10-K for further information about cybersecurity.
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
In Europe, the Middle East and Africa, we have offices consisting of approximately 1.9 million square feet of leased and owned space. Our European headquarters is located in London at Plumtree Court, consisting of approximately 826,000 square feet under a lease which can be terminated in 2039.
In Asia, Australia and New Zealand, we have offices consisting of approximately 3.1 million square feet, including our offices in India, and regional headquarters in Tokyo and Hong Kong. In India, we have offices with approximately 1.8 million square feet, the majority of which have leases that will expire starting in 2028.
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
Item 4. Mine Safety Disclosures
Not applicable.

60	Goldman Sachs 2023 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The principal market on which our common stock is traded is the NYSE under the symbol “GS.” Information relating to the performance of our common stock from December 31, 2018 through December 31, 2023 is set forth in “Supplemental Financial Information – Common Stock Performance” in Part II, Item 8 of this Form 10-K. As of February 9, 2024, there were 5,543 holders of record of our common stock.
The table below presents purchases made by or on behalf of Group Inc. or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our common stock during the fourth quarter of 2023.

	Total Shares Purchased	Average Price Paid Per Share	Total Shares Purchased as Part of a Publicly Announced Program	Dollar Value of Remaining Authorized Repurchases ($ in millions)
October	1,666,259	$300.07	1,666,259	$24,704
November	1,548,116	$322.97	1,548,116	$24,204
December	—	—	—	$24,204
Total	3,214,375		3,214,375

In February 2023, our Board approved a share repurchase program authorizing repurchases of up to $30 billion of our common stock. This program replaced our previous share repurchase program and has no set expiration or termination date. The share repurchases are effected primarily through regular open-market purchases (which may include repurchase plans designed to comply with Rule 10b5-1 and accelerated share repurchases), the amounts and timing of which are determined primarily by our current and projected capital position, and capital deployment opportunities, but which may also be influenced by general market conditions and the prevailing price and trading volumes of our common stock. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Capital Management and Regulatory Capital — Capital Management — Share Repurchase Program” in Part II, Item 7 of this Form 10-K for further information.
Information relating to compensation plans under which our equity securities are authorized for issuance is presented in Part III, Item 12 of this Form 10-K.

Goldman Sachs 2023 Form 10-K	61

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
When we use the terms “we,” “us” and “our,” we mean Group Inc. and its consolidated subsidiaries. When we use the term “our subsidiaries,” we mean the consolidated subsidiaries of Group Inc. References to “this Form 10-K” are to our Annual Report on Form 10-K for the year ended December 31, 2023. All references to “the consolidated financial statements” or “Supplemental Financial Information” are to Part II, Item 8 of this Form 10-K. All references to 2023, 2022 and 2021 refer to our years ended, or the dates, as the context requires, December 31, 2023, December 31, 2022 and December 31, 2021, respectively. Any reference to a future year refers to a year ending on December 31 of that year. Certain reclassifications have been made to previously reported amounts to conform to the current presentation.
Group Inc. is a bank holding company and a financial holding company regulated by the Board of Governors of the Federal Reserve System (FRB).

In this discussion and analysis of our financial condition and results of operations, we have included information that constitutes “forward-looking statements” within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements are not historical facts or statements of current conditions, but instead represent only our beliefs regarding future events, many of which, by their nature, are inherently uncertain and outside our control.
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

62	Goldman Sachs 2023 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
These statements may relate to, among other things, (i) our future plans and results, including our target return on average common shareholders’ equity (ROE), return on average tangible common shareholders’ equity (ROTE), efficiency ratio, Common Equity Tier 1 (CET1) capital ratio and firmwide assets under supervision (AUS) inflows, and how they can be achieved, (ii) trends in or growth opportunities for our businesses, including the timing, costs, profitability, benefits and other aspects of business and strategic initiatives and their impact on our efficiency ratio, (iii) our level of future compensation expense, including as a percentage of both operating expenses and net revenues, net of provision for credit losses, (iv) our Investment banking fees backlog and future results, (v) our expected interest income and interest expense, (vi) our expense savings and strategic locations initiatives, (vii) expenses we may incur, including future litigation expense, (viii) the projected growth of our deposits and other funding, asset liability management and funding strategies and related interest expense savings, (ix) our business initiatives, including transaction banking, (x) our planned 2024 benchmark debt issuances, (xi) the amount, composition and location of global core liquid assets (GCLA) we expect to hold, (xii) our credit exposures, (xiii) our expected provision for credit losses, (xiv) the adequacy of our allowance for credit losses, (xv) the narrowing of our consumer business, (xvi) the objectives and effectiveness of our business continuity planning (BCP), information security program, risk management and liquidity policies, (xvii) our resolution plan and strategy and their implications for stakeholders, (xviii) the design and effectiveness of our resolution capital and liquidity models and triggers and alerts framework, (xix) the results of stress tests, the effect of changes to regulations, and our future status, activities or reporting under banking and financial regulation, (xx) our expected tax rate, (xxi) the future state of our liquidity and regulatory capital ratios, and our prospective capital distributions (including dividends and repurchases), (xxii) our expected stress capital buffer (SCB) and global systemically important bank (G-SIB) surcharge, (xxiii) legal proceedings, governmental investigations or other contingencies, (xxiv) the asset recovery guarantee and our remediation activities related to our 1Malaysia Development Berhad settlements, (xxv) the effectiveness of our management of our human capital, including our diversity goals, (xxvi) our sustainability and carbon neutrality targets and goals, (xxvii) future inflation, (xxviii) the impact of Russia’s invasion of Ukraine and related sanctions and other developments on our business, results and financial position, (xxix) our ability to sell, and the terms of any proposed sales of, Asset & Wealth Management historical principal investments, and pending sale of GreenSky Holdings, LLC (GreenSky), (xxx) an agreement with General Motors (GM) regarding a process to transition their credit card program to another issuer to be selected by GM, (xxxi) the impact of the conflicts in the Middle East, (xxxii) our ability to manage our commercial real estate exposures, (xxxiii) the profitability of Platform Solutions, and (xxxiv) the effectiveness of our cybersecurity risk management process.
Executive Overview
We generated net earnings of $8.52 billion for 2023, compared with $11.26 billion for 2022. Diluted earnings per common share (EPS) was $22.87 for 2023, compared with $30.06 for 2022. ROE was 7.5% for 2023, compared with 10.2% for 2022. Book value per common share was $313.56 as of December 2023, 3.3% higher compared with December 2022.
Net revenues were $46.25 billion for 2023, 2% lower than 2022, reflecting lower net revenues in Global Banking & Markets, largely offset by higher net revenues in Platform Solutions and Asset & Wealth Management. The decrease in net revenues in Global Banking & Markets, compared with a strong prior year, reflected lower net revenues in Fixed Income, Currency and Commodities (FICC) and lower Investment banking fees. The increase in net revenues in Platform Solutions reflected significantly higher net revenues in Consumer platforms. The increase in net revenues in Asset & Wealth Management primarily reflected higher Management and other fees.
Provision for credit losses was $1.03 billion for 2023, compared with $2.72 billion for 2022. Provisions for 2023 reflected net provisions related to both the credit card portfolio (primarily driven by net charge-offs) and wholesale loans (primarily driven by impairments). These net provisions were partially offset by reserve reductions of $637 million related to the transfer of the GreenSky installment loan portfolio to held for sale and $442 million related to the sale of substantially all of the Marcus by Goldman Sachs (Marcus) loans portfolio. Provisions for 2022 primarily reflected growth in the credit card portfolio, the impact of macroeconomic and geopolitical concerns and net charge-offs.
Operating expenses were $34.49 billion for 2023, 11% higher than 2022, primarily due to significantly higher impairments related to commercial real estate included in consolidated investment entities (CIEs) ($1.46 billion recognized in 2023), a write-down of identifiable intangible assets of $506 million related to GreenSky and an impairment of goodwill of $504 million related to Consumer platforms, as well as the FDIC special assessment fee of $529 million. Our efficiency ratio (total operating expenses divided by total net revenues) was 74.6% for 2023, compared with 65.8% for 2022.
During 2023, we returned a total of $9.39 billion of capital to common shareholders, including $5.80 billion of common share repurchases and $3.59 billion of common stock dividends. As of December 2023, our CET1 capital ratio was 14.4% under the Standardized Capital Rules and 14.9% under the Advanced Capital Rules. See Note 20 to the consolidated financial statements for further information about our capital ratios.

Goldman Sachs 2023 Form 10-K	63

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
Business Environment
In 2023, the global economy grew, but was impacted throughout the year by broad macroeconomic and geopolitical concerns. Concerns about persistent inflation and the economic outlook were somewhat eased by improvement in inflationary measures over the course of the year and increased expectations for a soft landing for the U.S. economy amid a slowdown in the pace of monetary policy tightening, both contributing to improved market sentiment. During the early part of the year, momentum was temporarily disrupted by stress in the banking sector, which led to the failure of certain regional banks in the U.S. and the combination of Switzerland’s two largest financial institutions, resulting in a period of high interest rate volatility before concerns subsided after regional banks showed stability. Geopolitical stresses that carried over into 2023, including the conflict in Ukraine and ongoing tensions with China, remained elevated. Additionally, the renewed onset of conflict in the Middle East added to the uncertainty of global stability. The above factors contributed to higher global equity prices compared with the end of 2022 and pressure in the commercial real estate market.
There remains uncertainty and concerns about geopolitical risks, global central bank policy, inflation, the commercial real estate sector and potential increases in regulatory capital requirements. See “Results of Operations — Segment Assets and Operating Results — Segment Operating Results” for further information about the operating environment for each of our business segments.
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
Instruments classified in level 3 of the fair value hierarchy are those which require one or more significant inputs that are not observable. Level 3 financial assets represented 1.5% as of December 2023 and 1.8% as of December 2022 of our total assets. See Notes 4 and 5 to the consolidated financial statements for further information about level 3 financial assets, including changes in level 3 financial assets and related fair value measurements. Absent evidence to the contrary, instruments classified in level 3 of the fair value hierarchy are initially valued at transaction price, which is considered to be the best initial estimate of fair value. Subsequent to the transaction date, we use other methodologies to determine fair value, which vary based on the type of instrument. Estimating the fair value of level 3 financial instruments requires judgments to be made. These judgments include:
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
Regardless of the methodology, valuation inputs and assumptions are only changed when corroborated by substantive evidence.

64	Goldman Sachs 2023 Form 10-K

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

Goldman Sachs 2023 Form 10-K	65

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
The allowance for credit losses takes into account the weighted average of a range of forecasts of future economic conditions over the expected life of the loans and lending commitments. The expected life of each loan or lending commitment is determined based on the contractual term adjusted for extension options or demand features, or is modeled in the case of revolving credit card loans. The forecasts include baseline, favorable and adverse economic scenarios over a three-year period. For loans with expected lives beyond three years, the model reverts to historical loss information based on a non-linear modeled approach. We apply judgment in weighting individual scenarios each quarter based on a variety of factors, including our internally derived economic outlook, market consensus, recent macroeconomic conditions and industry trends. The forecasted economic scenarios consider a number of risk factors relevant to the wholesale and consumer portfolios. Risk factors for wholesale loans include internal credit ratings, industry default and loss data, expected life, macroeconomic indicators (e.g., unemployment rates and GDP), the borrower’s capacity to meet its financial obligations, the borrower’s country of risk and industry, loan seniority and collateral type. In addition, for loans backed by real estate, risk factors include the loan-to-value ratio, debt service ratio and home price index. The allowance for loan losses for wholesale loans that do not share similar risk characteristics, such as nonaccrual loans, is calculated using the present value of expected future cash flows discounted at the loan’s effective rate, the observable market price of the loan, or, in the case of collateral dependent loans, the fair value of the collateral less estimated costs to sell, if applicable. Risk factors for installment and credit card loans include Fair Isaac Corporation (FICO) credit scores, delinquency status, loan vintage and macroeconomic indicators.
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
To estimate the potential impact of an adverse macroeconomic environment on our allowance for credit losses, we, among other things, compared the expected credit losses under the weighted average forecast used in the calculation of allowance for credit losses as of December 2023 (which was weighted towards the baseline and adverse economic scenarios) to the expected credit losses under a 100% weighted adverse economic scenario. The adverse economic scenario of the forecast model reflects a global recession in the first quarter of 2024 through the first quarter of 2025, resulting in an economic contraction and rising unemployment rates. A 100% weighting to the adverse economic scenario would have resulted in an approximate $0.7 billion increase in our allowance for credit losses as of December 2023. This hypothetical increase does not take into consideration any potential adjustments to qualitative reserves. The forecasts of macroeconomic conditions are inherently uncertain and do not take into account any other offsetting or correlated effects. The actual credit loss in an adverse macroeconomic environment may differ significantly from this estimate. See Note 9 to the consolidated financial statements for further information about the allowance for credit losses.

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

66	Goldman Sachs 2023 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
Goodwill is assessed for impairment annually in the fourth quarter or more frequently if events occur or circumstances change that indicate an impairment may exist. When assessing goodwill for impairment, first, a qualitative assessment can be made to determine whether it is more likely than not that the estimated fair value of a reporting unit is less than its carrying value. If the results of the qualitative assessment are not conclusive, a quantitative goodwill test is performed. Alternatively, a quantitative goodwill test can be performed without performing a qualitative assessment. Estimating the fair value of our reporting units requires judgment. Critical inputs to the fair value estimates include projected earnings, allocated equity, price-to-earnings multiples and price-to-book multiples. There is inherent uncertainty in the projected earnings. The carrying value of each reporting unit reflects an allocation of total shareholders’ equity and represents the estimated amount of total shareholders’ equity required to support the activities of the reporting unit under currently applicable regulatory capital requirements. During the second quarter of 2023, in connection with the exploration of a potential sale of GreenSky, we performed a quantitative goodwill test and determined that the goodwill associated with Consumer platforms was impaired, and accordingly, recorded a $504 million impairment. In the fourth quarter of 2023, we performed our annual assessment of goodwill for impairment, for each of our reporting units with goodwill, by performing a qualitative assessment. Multiple factors were assessed with respect to each of these reporting units to determine whether it was more likely than not that the estimated fair value of any of these reporting units was less than its carrying value. The qualitative assessment also considered changes since a quantitative test across all of our reporting units was last performed in 2022. As a result of the qualitative assessment, we determined that it was more likely than not that the estimated fair value of each reporting unit with goodwill exceeded its respective carrying value. Therefore, we determined that goodwill for each reporting unit was not impaired and that a quantitative goodwill test was not required. See Note 12 to the consolidated financial statements for further information about our annual assessment of goodwill for impairment. If we experience a prolonged or severe period of weakness in the business environment, financial markets, the performance of one or more of our reporting units or our common stock price, or additional increases in capital requirements, our goodwill could be impaired in the future.
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
In accounting for income taxes, we recognize tax positions in the financial statements only when it is more likely than not that the position will be sustained on examination by the relevant taxing authority based on the technical merits of the position. As of December 2023, our liability for unrecognized tax benefits was $1.73 billion. We use estimates to recognize current and deferred income taxes in the U.S. federal, state and local and non-U.S. jurisdictions in which we operate. The income tax laws in these jurisdictions are complex and can be subject to different interpretations between taxpayers and taxing authorities. Disputes may arise over these interpretations and can be settled by audit, administrative appeals or judicial proceedings. Our interpretations are reevaluated quarterly based on guidance currently available, tax examination experience and the opinions of legal counsel, among other factors. We recognize deferred taxes based on the amount that will more likely than not be realized in the future based on enacted income tax laws. As of December 2023, we had $10.19 billion of deferred tax assets with a related valuation allowance of $1.98 billion. Our estimate for deferred taxes includes estimates for future taxable earnings, including the level and character of those earnings, and various tax planning strategies. See Note 24 to the consolidated financial statements for further information about income taxes.
Recent Accounting Developments
See Note 3 to the consolidated financial statements for information about Recent Accounting Developments.

Goldman Sachs 2023 Form 10-K	67

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
Results of Operations
The composition of our net revenues has varied over time as financial markets and the scope of our operations have changed. The composition of net revenues can also vary over the shorter term due to fluctuations in U.S. and global economic and market conditions. See “Risk Factors” in Part I, Item 1A of this Form 10-K for further information about the impact of economic and market conditions on our results of operations. For a discussion of our 2022 financial results compared with 2021, see Part II, Item 7 "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2022.
Financial Overview
The table below presents an overview of our financial results and selected financial ratios.

	Year Ended December
$ in millions, except per share amounts	2023	2022	2021
Net revenues	$46,254	$47,365	$59,339
Pre-tax earnings	$10,739	$13,486	$27,044
Net earnings	$8,516	$11,261	$21,635
Net earnings to common	$7,907	$10,764	$21,151
Diluted EPS	$22.87	$30.06	$59.45
ROE	7.5%	10.2%	23.0%
ROTE	8.1%	11.0%	24.3%
Net earnings to average assets	0.5%	0.7%	1.6%
Return on shareholders’ equity	7.3%	9.7%	21.3%
Average equity to average assets	7.5%	7.5%	7.4%
Dividend payout ratio	45.9%	29.9%	10.9%
Our target (through-the-cycle) is to achieve ROE within a range of 14% to 16% and ROTE within a range of 15% to 17%.
In the table above:
•Net earnings to common represents net earnings applicable to common shareholders, which is calculated as net earnings less preferred stock dividends.
•ROE is calculated by dividing net earnings to common by average monthly common shareholders’ equity.
•ROTE is calculated by dividing net earnings to common by average monthly tangible common shareholders’ equity. Tangible common shareholders’ equity is calculated as total shareholders’ equity less preferred stock, goodwill and identifiable intangible assets. We believe that tangible common shareholders’ equity is meaningful because it is a measure that we and investors use to assess capital adequacy and that ROTE is meaningful because it measures the performance of businesses consistently, whether they were acquired or developed internally. Tangible common shareholders’ equity and ROTE are non-GAAP measures and may not be comparable to similar non-GAAP measures used by other companies.

The table below presents our average equity and the reconciliation of average common shareholders’ equity to average tangible common shareholders’ equity.

	Average for the Year Ended December
$ in millions	2023	2022	2021
Total shareholders’ equity	$116,699	$115,990	$101,705
Preferred stock	(10,895)	(10,703)	(9,876)
Common shareholders’ equity	105,804	105,287	91,829
Goodwill	(6,147)	(5,726)	(4,327)
Identifiable intangible assets	(1,736)	(1,583)	(536)
Tangible common shareholders’ equity	$97,921	$97,978	$86,966
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
Net Revenues
The table below presents our net revenues by line item.

	Year Ended December
$ in millions	2023	2022	2021
Investment banking	$6,218	$7,360	$14,136
Investment management	9,532	9,005	8,171
Commissions and fees	3,789	4,034	3,590
Market making	18,238	18,634	15,357
Other principal transactions	2,126	654	11,615
Total non-interest revenues	39,903	39,687	52,869
Interest income	68,515	29,024	12,120
Interest expense	62,164	21,346	5,650
Net interest income	6,351	7,678	6,470
Total net revenues	$46,254	$47,365	$59,339
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

68	Goldman Sachs 2023 Form 10-K

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
Operating Environment. During 2023, the operating environment continued to be generally characterized by continued broad macroeconomic concerns, including the outlook for economic growth and inflation, and elevated geopolitical tensions. These factors weighed on industry-wide investment banking activity levels and market-making activity levels, and contributed to pressure in the commercial real estate market. However, improvements in the outlook for economic conditions contributed to generally higher global equity and bond prices compared with the end of 2022. In the U.S., inflationary measures improved, the rate of unemployment remained low and the pace of growth in consumer spending declined slightly compared with 2022.
If uncertainty and concerns about geopolitical tensions and the economic outlook remain elevated or grow, including those about global central bank policy, inflation, the commercial real estate sector, and potential increases in regulatory capital requirements, it may lead to a decline in asset prices, a further decline in market-making activity levels, or a further decline in investment banking activity levels, and net revenues and provision for credit losses would likely be negatively impacted. See “Segment Assets and Operating Results — Segment Operating Results” for information about the operating environment and material trends and uncertainties that may impact our results of operations.
2023 versus 2022
Net revenues in the consolidated statements of earnings were $46.25 billion for 2023, 2% lower than 2022, primarily reflecting lower net interest income and lower investment banking revenues, partially offset by significantly higher net revenues in other principal transactions.
Non-Interest Revenues. Investment banking revenues in the consolidated statements of earnings were $6.22 billion for 2023, 16% lower than 2022, primarily due to significantly lower revenues in advisory, reflecting a significant decline in industry-wide completed mergers and acquisitions transactions, partially offset by significantly higher revenues in equity underwriting, primarily reflecting increased activity from secondary offerings.
Investment management revenues in the consolidated statements of earnings were $9.53 billion for 2023, 6% higher than 2022, due to higher management and other fees, primarily reflecting the impact of higher average AUS, including the impact of acquiring NN Investment Partners (NNIP).
Commissions and fees in the consolidated statements of earnings were $3.79 billion for 2023, 6% lower than 2022, primarily reflecting the impact of GreenSky in the prior year period.
Market making revenues in the consolidated statements of earnings were $18.24 billion for 2023, 2% lower than 2022, reflecting significantly lower revenues in FICC and Equities intermediation, largely offset by significantly higher revenues in FICC and Equities financing. The decrease from intermediation activities reflected significantly lower revenues in equity derivatives, commodities and currencies, partially offset by significantly improved results in mortgages. The increase from financing activities primarily reflected significantly higher revenues from equity financing.
Other principal transactions revenues in the consolidated statements of earnings were $2.13 billion for 2023, 225% higher than 2022, primarily reflecting net gains from derivatives related to our borrowings.
Net Interest Income. Net interest income in the consolidated statements of earnings was $6.35 billion for 2023, 17% lower than 2022, reflecting a significant increase in interest expense primarily related to other interest-bearing liabilities, deposits, collateralized financings, and borrowings, each reflecting the impact of higher average interest rates. The increase in interest expense was partially offset by a significant increase in interest income primarily related to collateralized agreements, other interest-earning assets, deposits with banks, and loans, each reflecting the impact of higher average interest rates. See “Supplemental Financial Information — Statistical Disclosures — Distribution of Assets, Liabilities and Shareholders’ Equity” for further information about our sources of net interest income.

Goldman Sachs 2023 Form 10-K	69

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
The table below presents our provision for credit losses.

	Year Ended December
$ in millions	2023	2022	2021
Provision for credit losses	$1,028	$2,715	$357
2023 versus 2022. Provision for credit losses in the consolidated statements of earnings was $1.03 billion for 2023, compared with $2.72 billion for 2022. Provisions for 2023 reflected net provisions related to both the credit card portfolio (primarily driven by net charge-offs) and wholesale loans (primarily driven by impairments). These net provisions were partially offset by reserve reductions of $637 million related to the transfer of the GreenSky installment loan portfolio to held for sale and $442 million related to the sale of substantially all of the Marcus loans portfolio. Provisions for 2022 primarily reflected growth in the credit card portfolio, the impact of macroeconomic and geopolitical concerns and net charge-offs.
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
The table below presents our operating expenses by line item and headcount.

	Year Ended December
$ in millions	2023	2022	2021
Compensation and benefits	$15,499	$15,148	$17,719
Transaction based	5,698	5,312	4,710
Market development	629	812	553
Communications and technology	1,919	1,808	1,573
Depreciation and amortization	4,856	2,455	2,015
Occupancy	1,053	1,026	981
Professional fees	1,623	1,887	1,648
Other expenses	3,210	2,716	2,739
Total operating expenses	$34,487	$31,164	$31,938
Headcount at period-end	45,300	48,500	43,900

2023 versus 2022. Operating expenses in the consolidated statements of earnings were $34.49 billion for 2023, 11% higher than 2022. Our efficiency ratio was 74.6% for 2023, compared with 65.8% for 2022.
The increase in operating expenses compared with 2022 primarily reflected significantly higher impairments related to commercial real estate within CIEs ($1.46 billion recognized in 2023), a write-down of identifiable intangible assets of $506 million related to GreenSky and an impairment of goodwill of $504 million related to Consumer platforms (all in depreciation and amortization), as well as the FDIC special assessment fee of $529 million (in other expenses). Net provisions for litigation and regulatory proceedings were $115 million for 2023 compared with $576 million for 2022.
As of December 2023, headcount decreased 7% compared with December 2022, primarily reflecting a headcount reduction initiative during the year.
Provision for Taxes
The effective income tax rate for 2023 was 20.7%, up from the full year income tax rate of 16.5% for 2022, primarily resulting from an increase in taxes on non-U.S. earnings in 2023, partially offset by an increase in the impact of permanent tax benefits for 2023 compared with 2022.
In May 2023, the New York State fiscal year 2024 budget was enacted. The legislation extends the temporary increase in the New York State corporate income tax rate from 6.5% to 7.25% through calendar year 2026. In December 2023, the New York State Department of Taxation and Finance published final regulations that implemented comprehensive franchise tax reform for corporations, banks and insurance companies, which was enacted in 2014. The legislation and final regulations did not have a material impact on our 2023 annual effective tax rate and are not expected to have a material impact on our 2024 annual effective tax rate.
The Organisation for Economic Co-operation and Development (OECD) Global Anti-Base Erosion Model Rules (Pillar II) aim to ensure that multinationals with revenues in excess of EUR 750 million pay a minimum effective corporate tax rate of 15% in each jurisdiction in which they operate. The U.K. and other jurisdictions in which we operate have adopted certain portions of the OECD directive (Pillar II legislation) effective beginning in calendar year 2024. In February 2023, the U.S. Financial Accounting Standards Board released guidance that it believes Pillar II is an alternative minimum tax, and therefore deferred tax assets and liabilities should not be remeasured for its estimated future effects and any additional tax should be recognized in the period incurred. We do not expect the impact on our 2024 annual effective tax rate to be material.
We expect our 2024 tax rate to be approximately 22%, including the impact of any Pillar II taxes, based on our current interpretation of the guidance published by the OECD and enacted legislation.

70	Goldman Sachs 2023 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
Segment Assets and Operating Results
Segment Assets. The table below presents assets by segment.

	As of December
$ in millions	2023	2022
Global Banking & Markets	$1,381,247	$1,169,539
Asset & Wealth Management	191,863	214,970
Platform Solutions	68,484	57,290
Total	$1,641,594	$1,441,799
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

Segment Operating Results. The table below presents our segment operating results.

	Year Ended December
$ in millions	2023	2022	2021
Global Banking & Markets
Net revenues	$29,996	$32,487	$36,734
Provision for credit losses	401	468	(171)
Operating expenses	18,040	17,851	19,542
Pre-tax earnings	$11,555	$14,168	$17,363
Net earnings to common	$8,703	$11,458	$13,535
Average common equity	$71,863	$69,951	$60,064
Return on average common equity	12.1%	16.4%	22.5%

Asset & Wealth Management
Net revenues	$13,880	$13,376	$21,965
Provision for credit losses	(508)	519	(169)
Operating expenses	13,029	11,550	11,406
Pre-tax earnings	$1,359	$1,307	$10,728
Net earnings to common	$952	$979	$8,459
Average common equity	$30,078	$31,762	$29,988
Return on average common equity	3.2%	3.1%	28.2%

Platform Solutions
Net revenues	$2,378	$1,502	$640
Provision for credit losses	1,135	1,728	697
Operating expenses	3,418	1,763	990
Pre-tax earnings/(loss)	$(2,175)	$(1,989)	$(1,047)
Net earnings/(loss) to common	$(1,748)	$(1,673)	$(843)
Average common equity	$3,863	$3,574	$1,777
Return on average common equity	(45.2)%	(46.8)%	(47.4)%

Total
Net revenues	$46,254	$47,365	$59,339
Provision for credit losses	1,028	2,715	357
Operating expenses	34,487	31,164	31,938
Pre-tax earnings	$10,739	$13,486	$27,044
Net earnings to common	$7,907	$10,764	$21,151
Average common equity	$105,804	$105,287	$91,829
Return on average common equity	7.5%	10.2%	23.0%
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

Goldman Sachs 2023 Form 10-K	71

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
•Underwriting. Includes public offerings and private placements in both local and cross-border transactions of a wide range of securities and other financial instruments, including acquisition financing.
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

•FICC financing. Includes (i) secured lending to our clients through structured credit and asset-backed lending, including warehouse loans backed by mortgages (including residential and commercial mortgage loans), corporate loans and consumer loans (including auto loans and private student loans), (ii) financing through securities purchased under agreements to resell (resale agreements) and (iii) commodity financing to clients through structured transactions.

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
•Equities financing. Includes prime financing, which provides financing to our clients for their securities trading activities through margin loans that are collateralized by securities, cash or other collateral. Prime financing also includes services which involve lending securities to cover institutional clients’ short sales and borrowing securities to cover our short sales and to make deliveries into the market. We are also an active participant in broker-to-broker securities lending and third-party agency lending activities. In addition, we execute swap transactions to provide our clients with exposure to securities and indices. Financing activities also include portfolio financing, which clients can utilize to manage their investment portfolios, and other equity financing activities, including securities-based loans to individuals.
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

72	Goldman Sachs 2023 Form 10-K

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
The table below presents our Global Banking & Markets assets.

	As of December
$ in millions	2023	2022
Cash and cash equivalents	$168,857	$167,203
Collateralized agreements	401,554	380,157
Customer and other receivables	117,633	122,037
Trading assets	435,275	272,788
Investments	122,350	103,229
Loans	117,464	107,648
Other assets	18,114	16,477
Total	$1,381,247	$1,169,539

The table below presents details about our Global Banking & Markets loans.

	As of December
$ in millions	2023	2022
Corporate	$24,159	$25,776
Real estate	34,813	33,215
Securities-based	3,758	3,857
Other collateralized	55,527	45,407
Installment	173	–
Other	475	561
Loans, gross	118,905	108,816
Allowance for loan losses	(1,441)	(1,168)
Total loans	$117,464	$107,648
Our average Global Banking & Markets gross loans were $112.07 billion for 2023 and $105.11 billion for 2022.
The table below presents our Global Banking & Markets operating results.

	Year Ended December
$ in millions	2023	2022	2021
Advisory	$3,299	$4,704	$5,654
Equity underwriting	1,153	848	4,985
Debt underwriting	1,764	1,808	3,497
Investment banking fees	6,216	7,360	14,136
FICC intermediation	9,318	11,890	8,714
FICC financing	2,742	2,786	1,897
FICC	12,060	14,676	10,611
Equities intermediation	6,489	6,662	7,707
Equities financing	5,060	4,326	4,015
Equities	11,549	10,988	11,722
Other	171	(537)	265
Net revenues	29,996	32,487	36,734
Provision for credit losses	401	468	(171)
Operating expenses	18,040	17,851	19,542
Pre-tax earnings	11,555	14,168	17,363
Provision for taxes	2,392	2,338	3,473
Net earnings	9,163	11,830	13,890
Preferred stock dividends	460	372	355
Net earnings to common	$8,703	$11,458	$13,535

Average common equity	$71,863	$69,951	$60,064
Return on average common equity	12.1%	16.4%	22.5%

Goldman Sachs 2023 Form 10-K	73

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
The table below presents our FICC and Equities net revenues by line item in the consolidated statements of earnings.

$ in millions	FICC	Equities
Year Ended December 2023
Market making	$10,632	$7,606
Commissions and fees	–	3,736
Other principal transactions	656	81
Net interest income	772	126
Total	$12,060	$11,549
Year Ended December 2022
Market making	$12,422	$6,212
Commissions and fees	–	3,791
Other principal transactions	377	41
Net interest income	1,877	944
Total	$14,676	$10,988
Year Ended December 2021
Market making	$7,690	$7,667
Commissions and fees	–	3,514
Other principal transactions	362	72
Net interest income	2,559	469
Total	$10,611	$11,722
In the table above:
•See “Net Revenues” for information about market making revenues, commissions and fees, other principal transactions revenues and net interest income. See Note 25 to the consolidated financial statements for net interest income by segment.
•The primary driver of net revenues for FICC intermediation for all periods was client activity.
The table below presents our financial advisory and underwriting transaction volumes.

	Year Ended December
$ in billions	2023	2022	2021
Announced mergers and acquisitions	$923	$1,209	$1,770
Completed mergers and acquisitions	$1,008	$1,357	$1,588
Equity and equity-related offerings	$43	$33	$140
Debt offerings	$209	$222	$341
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
Operating Environment. During 2023, Global Banking & Markets operated in an environment generally characterized by continued broad macroeconomic concerns, including the outlook for economic growth and inflation, and elevated geopolitical stresses. These factors weighed on industry-wide investment banking activity levels and market-making activity levels.
In investment banking, industry-wide completed mergers and acquisitions transactions declined compared with elevated levels in the prior year, while industry-wide equity and debt underwriting volumes remained below historical averages.
In interest rates, the yields on 10-year U.S. and U.K government bonds increased during the middle of the year before declining to yields near where they ended in 2022. In equities, the S&P 500 Index increased by 24% and the MSCI World Index increased by 20% compared with the end of 2022.
In the future, if market and economic conditions deteriorate, and market-making activity levels decline further or investment banking activity levels decline further, or credit spreads related to hedges on our relationship lending portfolio tighten, net revenues in Global Banking & Markets would likely be negatively impacted. In addition, if economic conditions deteriorate further or if the creditworthiness of borrowers deteriorates, provision for credit losses would likely be negatively impacted.
2023 versus 2022. Net revenues in Global Banking & Markets were $30.00 billion for 2023, 8% lower than a strong 2022.
Investment banking fees were $6.22 billion, 16% lower than 2022, due to significantly lower net revenues in Advisory, reflecting a significant decline in industry-wide completed mergers and acquisitions transactions, and slightly lower net revenues in Debt underwriting, partially offset by significantly higher net revenues in Equity underwriting, primarily reflecting increased activity from secondary offerings.
As of December 2023, our Investment banking fees backlog decreased compared with the end of 2022, due to significantly lower estimated net revenues from both potential equity underwriting transactions (primarily from initial public offerings) and potential debt underwriting transactions (primarily from structured finance offerings).

74	Goldman Sachs 2023 Form 10-K

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
Net revenues in FICC were $12.06 billion, 18% lower than a strong 2022, reflecting significantly lower net revenues in FICC intermediation, driven by significantly lower net revenues in currencies and commodities and slightly lower net revenues in interest rate products, partially offset by significantly higher net revenues in mortgages and higher net revenues in credit products. Net revenues in FICC financing were slightly lower.
The decrease in FICC intermediation net revenues reflected significantly lower client activity (as activity in the prior year benefited from volatility in the macroeconomic environment). The following provides information about our FICC intermediation net revenues by business, compared with results for 2022:
•Net revenues in currencies, commodities and interest rate products primarily reflected lower client activity.
•Net revenues in mortgages and credit products primarily reflected the impact of improved market-making conditions on our inventory.
Net revenues in Equities were $11.55 billion, 5% higher than 2022, due to higher net revenues in Equities financing (reflecting significantly higher net revenues in prime financing), partially offset by slightly lower net revenues in Equities intermediation (reflecting lower net revenues in cash products).
Net revenues in Other were $171 million, compared with $(537) million for 2022, reflecting the absence of net mark-downs on acquisition financing activities included in the prior year and net gains from direct investments compared with net losses in the prior year. These improvements were partially offset by significantly higher net losses on hedges.
Provision for credit losses was $401 million for 2023, compared with $468 million for 2022. Provisions for 2023 primarily reflected net provisions related to the commercial real estate portfolio. Provisions for 2022 primarily reflected the impact of broad macroeconomic and geopolitical concerns.
Operating expenses were $18.04 billion for 2023, essentially unchanged compared with 2022. Pre-tax earnings were $11.56 billion for 2023, 18% lower than 2022.
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
We also provide tailored wealth advisory services to clients across the wealth spectrum. We operate globally, serving individuals, families, family offices, and foundations and endowments. Our relationships are established directly or introduced through companies that sponsor financial wellness or financial planning programs for their employees, as well as through corporate referrals. During 2023, we sold our Personal Financial Management (PFM) business.
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
We invest alongside our clients that invest in investment funds that we raise or manage. We also have investments in alternative assets across a range of asset classes. Our investing activities, which are typically longer-term, include investments in corporate equity, credit, real estate and infrastructure assets.
We also raise deposits and have issued unsecured loans to consumers through Marcus. During 2023, we completed the sale of substantially all of the Marcus loans portfolio.

Goldman Sachs 2023 Form 10-K	75

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
Asset & Wealth Management generates revenues from the following:
•Management and other fees. We receive fees related to managing assets for institutional and individual clients, providing investing and wealth advisory solutions, providing financial planning and counseling services, and executing brokerage transactions for wealth management clients. The vast majority of revenues in management and other fees consists of asset-based fees on client assets that we manage. For further information about assets under supervision, see “Assets Under Supervision” below. The fees that we charge vary by asset class, client channel and the types of services provided, and are affected by investment performance, as well as asset inflows and redemptions.
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
•Equity investments. Includes investing activities related to our asset management activities primarily related to public and private equity investments in corporate, real estate and infrastructure assets. We also make investments through CIEs, substantially all of which are engaged in real estate investment activities. In addition, we make investments in connection with our activities to satisfy requirements under the Community Reinvestment Act, primarily through our Urban Investment Group.

•Debt investments. Includes lending activities related to our asset management activities, including investing in corporate debt, lending to middle-market clients, and providing financing for real estate and other assets. These activities include investments in mezzanine debt, senior debt and distressed debt securities.
The table below presents our Asset & Wealth Management assets.

	As of December
$ in millions	2023	2022
Cash and cash equivalents	$48,677	$54,065
Collateralized agreements	14,020	23,723
Customer and other receivables	14,859	13,409
Trading assets	27,324	19,860
Investments	24,487	27,400
Loans	45,866	56,338
Other assets	16,630	20,175
Total	$191,863	$214,970
The table below presents details about our Asset & Wealth Management loans.

	As of December
$ in millions	2023	2022
Corporate	$11,715	$14,359
Real estate	16,603	18,699
Securities-based	10,863	12,814
Other collateralized	6,698	6,295
Installment	–	4,474
Other	1,121	1,700
Loans, gross	47,000	58,341
Allowance for loan losses	(1,134)	(2,003)
Total loans	$45,866	$56,338
The average Asset & Wealth Management gross loans were $51.98 billion for 2023 and $59.35 billion for 2022.
The table below presents our Asset & Wealth Management operating results.

	Year Ended December
$ in millions	2023	2022	2021
Management and other fees	$9,486	$8,781	$7,750
Incentive fees	161	359	616
Private banking and lending	2,576	2,458	1,661
Equity investments	342	610	8,794
Debt investments	1,315	1,168	3,144
Net revenues	13,880	13,376	21,965
Provision for credit losses	(508)	519	(169)
Operating expenses	13,029	11,550	11,406
Pre-tax earnings	1,359	1,307	10,728
Provision for taxes	281	215	2,146
Net earnings	1,078	1,092	8,582
Preferred stock dividends	126	113	123
Net earnings to common	$952	$979	$8,459

Average common equity	$30,078	$31,762	$29,988
Return on average common equity	3.2%	3.1%	28.2%
Our target is to achieve annual firmwide management and other fees of more than $10 billion in 2024. This includes more than $2 billion from alternatives, which was surpassed in 2023.

76	Goldman Sachs 2023 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
Our target is to achieve pre-tax margins in the mid-twenties and ROE in the mid-teens within the medium term (three to five year time horizon from year-end 2022) for Asset & Wealth Management.
The table below presents our Asset management and Wealth management net revenues by line item in Asset & Wealth Management.

$ in millions	Asset management	Wealth management	Asset & Wealth Management
Year Ended December 2023
Management and other fees	$4,207	$5,279	$9,486
Incentive fees	161	–	161
Private banking and lending	–	2,576	2,576
Equity investments	(7)	349	342
Debt investments	1,315	–	1,315
Total	$5,676	$8,204	$13,880
Year Ended December 2022
Management and other fees	$3,817	$4,964	$8,781
Incentive fees	359	–	359
Private banking and lending	–	2,458	2,458
Equity investments	610	–	610
Debt investments	1,168	–	1,168
Total	$5,954	$7,422	$13,376
Year Ended December 2021
Management and other fees	$2,918	$4,832	$7,750
Incentive fees	616	–	616
Private banking and lending	–	1,661	1,661
Equity investments	8,794	–	8,794
Debt investments	3,144	–	3,144
Total	$15,472	$6,493	$21,965
The table below presents our Equity investments net revenues by equity type and asset class.

	Year Ended December
$ in millions	2023	2022	2021
Equity Type
Private equity	$361	$2,078	$8,826
Public equity	(19)	(1,468)	(32)
Total	$342	$610	$8,794

Asset Class
Real estate	$(181)	$1,482	$2,489
Corporate	523	(872)	6,305
Total	$342	$610	$8,794
The table below presents details about our Debt investments net revenues.

	Year Ended December
$ in millions	2023	2022	2021
Fair value net gains/(losses)	$(61)	$(415)	$1,216
Net interest income	1,376	1,583	1,928
Total	$1,315	$1,168	$3,144

Operating Environment. During 2023, Asset & Wealth Management operated in an environment generally characterized by continued broad macroeconomic concerns, including pressure in the commercial real estate market. However, improvements in the outlook for economic conditions contributed to generally higher global equity and bond prices compared with the end of 2022, positively affecting assets under supervision.
In the future, if market and economic conditions deteriorate, it may lead to a decline in asset prices, or investors transitioning to asset classes that typically generate lower fees or withdrawing their assets, and net revenues in Asset & Wealth Management would likely be negatively impacted.
2023 versus 2022. Net revenues in Asset & Wealth Management were $13.88 billion for 2023, 4% higher than 2022, reflecting higher Management and other fees and higher net revenues in Debt investments and Private banking and lending, partially offset by significantly lower net revenues in Equity investments and significantly lower Incentive fees.
The increase in Management and other fees primarily reflected the impact of higher average assets under supervision, including the impact of acquiring NNIP. The increase in Debt investments net revenues reflected significantly lower net mark-downs compared with the prior year (despite a challenging environment for real estate investments in the current year), partially offset by lower net interest income due to a reduction in the debt investments balance sheet. The increase in Private banking and lending net revenues primarily reflected higher deposit spreads and balances, partially offset by the impact of the sale of substantially all of the Marcus loans portfolio in the year. The decrease in Equity investments net revenues reflected significantly lower net gains from investments in private equities, primarily due to net losses from real estate investments, partially offset by significantly lower net losses from investments in public equities. The decrease in Incentive fees was driven by more significant harvesting in the prior year.
Provision for credit losses was a net benefit of $508 million for 2023, compared with a provision of $519 million for 2022. The net benefit for 2023 primarily reflected a reserve reduction of $442 million related to the sale of substantially all of the Marcus loans portfolio and lower balances in corporate loans due to sales and paydowns, partially offset by impairments. Provisions for 2022 primarily reflected the impact of macroeconomic and geopolitical concerns.
Operating expenses were $13.03 billion for 2023, 13% higher than 2022, largely due to significantly higher impairments related to commercial real estate within CIEs. Pre-tax earnings were $1.36 billion for 2023, 4% higher than 2022.

Goldman Sachs 2023 Form 10-K	77

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
The table below presents information about our firmwide period-end AUS by asset class, client channel, region and vehicle.

	As of December
$ in billions	2023	2022	2021
Asset Class
Alternative investments	$295	$263	$236
Equity	658	563	613
Fixed income	1,122	1,010	940
Total long-term AUS	2,075	1,836	1,789
Liquidity products	737	711	681
Total AUS	$2,812	$2,547	$2,470

Client Channel
Institutional	$1,033	$905	$824
Wealth management	798	712	751
Third-party distributed	981	930	895
Total AUS	$2,812	$2,547	$2,470

Region
Americas	$1,951	$1,806	$1,930
EMEA	653	548	354
Asia	208	193	186
Total AUS	$2,812	$2,547	$2,470

Vehicle
Separate accounts	$1,557	$1,388	$1,347
Public funds	901	862	811
Private funds and other	354	297	312
Total AUS	$2,812	$2,547	$2,470
In the table above:
•Liquidity products includes money market funds and private bank deposits.
•EMEA represents Europe, Middle East and Africa.
The table below presents changes in our AUS.

	Year Ended December
$ in billions	2023	2022	2021
Beginning balance	$2,547	$2,470	$2,145
Net inflows/(outflows):
Alternative investments	25	19	33
Equity	(3)	13	41
Fixed income	52	18	56
Total long-term AUS net inflows/(outflows)	74	50	130
Liquidity products	27	16	98
Total AUS net inflows/(outflows)	101	66	228
Acquisitions/(dispositions)	(23)	316	–
Net market appreciation/(depreciation)	187	(305)	97
Ending balance	$2,812	$2,547	$2,470
In the table above, dispositions for 2023 included outflows from the disposition of PFM, with substantially all of the outflows in equity and fixed income assets. Acquisitions for 2022 included inflows from the acquisitions of NNIP and NextCapital Group, Inc., and from the acquisition of the assets of Bombardier Global Pension Asset Management Inc. For each, substantially all of the inflows were in fixed income and equity assets.
The table below presents information about our average monthly firmwide AUS by asset class.

	Average for the
	Year Ended December
$ in billions	2023	2022	2021
Asset Class
Alternative investments	$269	$253	$211
Equity	610	581	547
Fixed income	1,050	992	919
Total long-term AUS	1,929	1,826	1,677
Liquidity products	749	693	625
Total AUS	$2,678	$2,519	$2,302
In addition to our AUS, we have discretion over alternative investments where we currently do not earn management fees (non-fee-earning alternative assets).
We earn management fees on client assets that we manage and also receive incentive fees based on a percentage of a fund’s or a separately managed account’s return, or when the return exceeds a specified benchmark or other performance targets. These incentive fees are recognized when it is probable that a significant reversal of such fees will not occur. Our estimated unrecognized incentive fees were $3.77 billion as of December 2023, $3.33 billion as of December 2022 and $3.39 billion as of December 2021. Such amounts are based on the completion of the funds’ financial statements, which is generally one quarter in arrears. These fees will be recognized, assuming no decline in fair value, if and when it is probable that a significant reversal of such fees will not occur, which is generally when such fees are no longer subject to fluctuations in the market value of the assets.
The table below presents our average effective management fee (which excludes non-asset-based fees) earned on our firmwide AUS by asset class.

	Year Ended December
Effective fees (bps)	2023	2022	2021
Alternative investments	64	64	63
Equity	57	57	60
Fixed income	17	17	17
Liquidity products	15	14	5
Total average effective fee	31	31	29
In the table above, our average effective management fee for liquidity products increased during both 2023 and 2022 compared to 2021, primarily reflecting higher management fee waivers in 2021.

78	Goldman Sachs 2023 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
The table below presents details about our monthly average AUS for alternative investments and the average effective management fee we earned on such assets.

$ in billions	Direct strategies	Fund of funds	Total
Year Ended December 2023
Average AUS
Corporate equity	$29	$70	$99
Credit	44	2	46
Real estate	11	9	20
Hedge funds and other	42	22	64
Funds and discretionary accounts	$126	$103	$229
Advisory accounts			40
Total average AUS for alternative investments			$269
Effective Fees (bps)
Corporate equity	125	61	80
Credit	80	37	78
Real estate	82	42	64
Hedge funds and other	67	53	62
Funds and discretionary accounts	86	57	73
Advisory accounts			16
Total average effective fee			64
Year Ended December 2022
Average AUS
Corporate equity	$27	$61	$88
Credit	36	2	38
Real estate	10	8	18
Hedge funds and other	45	22	67
Funds and discretionary accounts	$118	$93	$211
Advisory accounts			42
Total average AUS for alternative investments			$253
Effective Fees (bps)
Corporate equity	133	61	83
Credit	81	51	80
Real estate	87	50	70
Hedge funds and other	64	49	59
Funds and discretionary accounts	87	57	74
Advisory accounts			16
Total average effective fee			64
Year Ended December 2021
Average AUS
Corporate equity	$20	$59	$79
Credit	18	2	20
Real estate	8	7	15
Hedge funds and other	43	19	62
Funds and discretionary accounts	$89	$87	$176
Advisory accounts			35
Total average AUS for alternative investments			$211
Effective Fees (bps)
Corporate equity	118	57	72
Credit	102	53	98
Real estate	94	55	76
Hedge funds and other	65	55	62
Funds and discretionary accounts	87	56	72
Advisory accounts			17
Total average effective fee			63
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

$ in billions	AUS	Non-fee-earning alternative assets	Total alternative assets
As of December 2023
Corporate equity	$109	$77	$186
Credit	55	75	130
Real estate	22	32	54
Hedge funds and other	66	3	69
Funds and discretionary accounts	252	187	439
Advisory accounts	43	3	46
Total alternative investments	$295	$190	$485
As of December 2022
Corporate equity	$94	$76	$170
Credit	44	73	117
Real estate	18	36	54
Hedge funds and other	65	2	67
Funds and discretionary accounts	221	187	408
Advisory accounts	42	–	42
Total alternative investments	$263	$187	$450
As of December 2021
Corporate equity	$87	$78	$165
Credit	25	79	104
Real estate	16	39	55
Hedge funds and other	70	2	72
Funds and discretionary accounts	198	198	396
Advisory accounts	38	2	40
Total alternative investments	$236	$200	$436
In the table above:
•Corporate equity primarily includes private equity.
•Total alternative assets included uncalled capital that is available for future investing of $58 billion as of December 2023, $54 billion as of December 2022 and $42 billion as of December 2021.
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

Goldman Sachs 2023 Form 10-K	79

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
We announced a strategic objective of growing our third-party alternatives business and established a target of achieving gross inflows of $225 billion for alternative investments from 2020 through the end of 2024. We surpassed this target in 2023.
The table below presents information about third-party commitments raised in our alternatives business from 2020 through 2023.

As of
$ in billions	December 2023
Included in AUS	$176
Included in non-fee-earning alternative assets	75
Third-party commitments raised	$251
In the table above, commitments included in non-fee-earning alternative assets included approximately $56 billion, which will begin to earn fees (and become AUS) if and when the commitments are drawn and assets are invested.
The table below presents information about alternative investments in Asset & Wealth Management that we hold on our balance sheet by asset type.

	As of December
$ in billions	2023	2022
Loans	$12.9	$19.0
Debt securities	10.8	12.3
Equity securities	13.2	14.7
CIE investments and other	9.3	12.6
Total	$46.2	$58.6
The table below presents further information about our alternative investments in Asset & Wealth Management that we hold on our balance sheet.

	As of December
$ in billions	2023	2022
Client co-invest	$21.3	$23.0
Firmwide initiatives	8.6	5.9
Historical principal investments:
Loans	3.5	8.4
Debt securities	3.6	5.0
Equity securities	4.0	5.6
CIE investments and other	5.2	10.7
Total historical principal investments	16.3	29.7
Total	$46.2	$58.6
In the table above:
•Client co-invest primarily includes our investments in funds that we raise and manage or where we have invested alongside the third-party investors.
•Firmwide initiatives primarily includes our investments related to the Community Reinvestment Act and our sponsored initiatives, such as One Million Black Women.
•Historical principal investments includes our remaining balance sheet alternative investments portfolio that we plan to reduce. Our target is to reduce this portfolio to less than $15 billion by the end of 2024 and to exit this portfolio over the medium term (three to five year time horizon from year-end 2022).
The table below presents the rollforward of our alternative investments categorized as historical principal investments for 2023.

Historical
principal
$ in billions	investments
Beginning balance	$29.7
Additions	1.9
Dispositions	(12.9)
Net markdowns	(2.4)
Ending balance	$16.3
In the table above, dispositions included approximately $1.2 billion of investments that were transferred out of historical principal investments, primarily to Global Banking & Markets.
The table below presents the commercial real estate investments in Asset & Wealth Management that we hold on our balance sheet.

As of
$ in billions	December 2023
Loans	$1.8
Debt securities	0.5
Equity securities	3.8
CIE investments, net of financings	2.3
Total	$8.4
In the table above:
•Office-related investments included in loans were $0.2 billion, in debt securities were $0.1 billion, in equity securities were $0.3 billion, and in CIE investments, net of financings, were $0.6 billion.
•Office-related equity securities and CIE investments, net of financings, were marked down or impaired by approximately 50% during 2023 and non-office-related equity securities and CIE investments, net of financings, were marked down or impaired by approximately 15% during 2023.
•Commercial real estate investments consisted of approximately 38% of historical principal investments, which we intend to exit over the medium term (three to five year time horizon from year-end 2022).

80	Goldman Sachs 2023 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
Loans and Debt Securities. The table below presents the concentration of loans and debt securities within our alternative investments by accounting classification, region and industry.

	As of December
$ in billions	2023	2022
Loans	$12.9	$19.0
Debt securities	10.8	12.3
Total	$23.7	$31.3

Accounting Classification
Debt securities at fair value	45%	39%
Loans at amortized cost	49%	49%
Loans at fair value	3%	6%
Loans held for sale	3%	6%
Total	100%	100%

Region
Americas	52%	51%
EMEA	37%	35%
Asia	11%	14%
Total	100%	100%

Industry
Consumer & Retail	11%	10%
Financial Institutions	6%	7%
Healthcare	15%	13%
Industrials	18%	16%
Natural Resources & Utilities	2%	2%
Real Estate	11%	20%
Technology, Media & Telecommunications	28%	25%
Other	9%	7%
Total	100%	100%
Equity Securities. The table below presents the concentration of equity securities within our alternative investments by region and industry.

	As of December
$ in billions	2023	2022
Equity securities	$13.2	$14.7

Region
Americas	70%	67%
EMEA	15%	15%
Asia	15%	18%
Total	100%	100%

Industry
Consumer & Retail	6%	6%
Financial Institutions	11%	10%
Healthcare	6%	9%
Industrials	10%	7%
Natural Resources & Utilities	13%	14%
Real Estate	30%	30%
Technology, Media & Telecommunications	22%	23%
Other	2%	1%
Total	100%	100%
In the table above:
•Equity securities included $12.1 billion as of December 2023 and $13.0 billion as of December 2022 of private equity positions, and $1.1 billion as of December 2023 and $1.7 billion as of December 2022 of public equity positions that converted from private equity upon the initial public offerings of the underlying companies.

•The concentrations for real estate equity securities as of December 2023 were 13% for multifamily (9% as of December 2022), 2% for office (5% as of December 2022), 8% for mixed use (8% as of December 2022) and 7% for other real estate equity securities (8% as of December 2022).
The table below presents the concentration of equity securities within our alternative investments by vintage.

Vintage
As of December 2023
2016 or earlier	25%
2017 - 2019	26%
2020 - thereafter	49%
Total	100%
As of December 2022
2015 or earlier	26%
2016 - 2018	26%
2019 - thereafter	48%
Total	100%
CIE Investments and Other. CIE investments and other included assets held by CIEs of $5.9 billion as of December 2023 and $11.8 billion as of December 2022, which were funded with liabilities of approximately $3.5 billion as of December 2023 and $6.3 billion as of December 2022. Substantially all such liabilities were nonrecourse, thereby reducing our equity at risk.
The table below presents the concentration of CIE assets, net of financings, within our alternative investments by region and asset class.

	As of December
$ in billions	2023	2022
CIE assets, net of financings	$2.4	$5.5
Region
Americas	61%	65%
EMEA	25%	25%
Asia	14%	10%
Total	100%	100%
Asset Class
Hospitality	6%	4%
Industrials	16%	15%
Multifamily	13%	23%
Office	24%	22%
Retail	7%	3%
Senior Housing	15%	14%
Student Housing	7%	7%
Other	12%	12%
Total	100%	100%
In the table above, during the second quarter of 2023, certain CIE investments included within the other asset class were reclassified to the industrials asset class. Prior period amounts have been conformed to the current presentation.

Goldman Sachs 2023 Form 10-K	81

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
The table below presents the concentration of CIE assets, net of financings, within our alternative investments by vintage.

Vintage
As of December 2023
2016 or earlier	12%
2017 - 2019	57%
2020 - thereafter	31%
Total	100%
As of December 2022
2015 or earlier	5%
2016 - 2018	45%
2019 - thereafter	50%
Total	100%
Platform Solutions
Platform Solutions includes our consumer platforms, such as partnerships offering credit cards and point-of-sale financing, and transaction banking and other platform businesses.
Platform Solutions generates revenues from the following:
Consumer platforms. Our Consumer platforms business issues credit cards and provides point-of-sale financing through GreenSky to consumers to finance the purchases of goods or services. Consumer platforms revenues primarily includes net interest income earned on credit card lending and point-of-sale financing activities. We also accept deposits from Apple Card customers. In the fourth quarter of 2023, we entered into an agreement to sell GreenSky, which is expected to close in the first quarter of 2024, and also completed the sale of a majority of the GreenSky installment loan portfolio. In the fourth quarter of 2023, we also entered into an agreement with GM regarding a process to transition their credit card program to another issuer to be selected by GM.
Transaction banking and other. We provide transaction banking and other services, including cash management services, such as deposit-taking and payment solutions for corporate and institutional clients. Transaction banking revenues include net interest income attributed to transaction banking deposits.
The table below presents our Platform Solutions assets.

	As of December
$ in millions	2023	2022
Cash and cash equivalents	$24,043	$20,557
Collateralized agreements	7,651	10,278
Customer and other receivables	3	2
Trading assets	14,911	8,597
Investments	2	–
Loans	20,028	15,300
Other assets	1,846	2,556
Total	$68,484	$57,290

The table below presents details about our Platform Solutions loans.

	As of December
$ in millions	2023	2022
Installment	$3,125	$1,852
Credit cards	19,361	15,820
Other	17	–
Loans, gross	22,503	17,672
Allowance for loan losses	(2,475)	(2,372)
Total loans	$20,028	$15,300
The average Platform Solutions gross loans were $21.48 billion for 2023 and $12.43 billion for 2022.
The table below presents our Platform Solutions operating results.

	Year Ended December
$ in millions	2023	2022	2021
Consumer platforms	$2,072	$1,176	$424
Transaction banking and other	306	326	216
Net revenues	2,378	1,502	640
Provision for credit losses	1,135	1,728	697
Operating expenses	3,418	1,763	990
Pre-tax earnings/(loss)	(2,175)	(1,989)	(1,047)
Provision/(benefit) for taxes	(450)	(328)	(210)
Net earnings/(loss)	(1,725)	(1,661)	(837)
Preferred stock dividends	23	12	6
Net earnings/(loss) to common	$(1,748)	$(1,673)	$(843)

Average common equity	$3,863	$3,574	$1,777
Return on average common equity	(45.2)%	(46.8)%	(47.4)%
Our target is to achieve pre-tax profitability by the end of 2025 for Platform Solutions.
Operating Environment. The operating environment for Platform Solutions is mainly impacted by the economic environment in the U.S., which, during 2023, was generally characterized by continued broad macroeconomic concerns, improved inflation measures, a continued low rate of unemployment and a slight decline in the pace of growth in consumer spending compared with 2022.
In the future, if economic conditions deteriorate, it may lead to a decrease in consumer spending or a deterioration in consumer credit, and net revenues and provision for credit losses in Platform Solutions would likely be negatively impacted.
2023 versus 2022. Net revenues in Platform Solutions were $2.38 billion for 2023, 58% higher than 2022, reflecting significantly higher net revenues in Consumer platforms.
The increase in Consumer platforms net revenues primarily reflected significant growth in average credit card balances. Transaction banking and other net revenues were lower, reflecting lower deposit spreads.

82	Goldman Sachs 2023 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
Provision for credit losses was $1.14 billion for 2023, compared with $1.73 billion for 2022. The net provision for 2023 reflected net provisions related to the credit card portfolio (primarily driven by net charge-offs), partially offset by a net release related to the GreenSky installment loan portfolio (including a reserve reduction of $637 million related to the transfer of the portfolio to held for sale). Provisions for 2022 primarily reflected growth in the credit card portfolio and net charge-offs.
Operating expenses were $3.42 billion for 2023, 94% higher than 2022, primarily due to a write-down of identifiable intangible assets of $506 million related to GreenSky and an impairment of goodwill of $504 million related to Consumer platforms. Pre-tax loss was $2.18 billion for 2023 compared with $1.99 billion for 2022.
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

Goldman Sachs 2023 Form 10-K	83

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
Balance Sheet Analysis and Metrics
As of December 2023, total assets in our consolidated balance sheets were $1.64 trillion, an increase of $199.80 billion from December 2022, reflecting increases in trading assets of $176.27 billion (due to increases in equity securities and government obligations, reflecting the impact of our and our clients’ activities, partially offset by decreases in derivative instruments due to commodity derivatives), investments of $16.21 billion (primarily due to an increase in U.S. government obligations accounted for as held-to-maturity) and collateralized agreements of $9.07 billion (reflecting the impact of our and our clients’ activities).
As of December 2023, total liabilities in our consolidated balance sheets were $1.52 trillion, an increase of $200.08 billion from December 2022, reflecting increases in collateralized financings of $168.54 billion (reflecting our and our clients’ activities), deposits of $41.75 billion (primarily due to increases in consumer deposits, brokered certificates of deposits and other deposits, partially offset by decreases in deposit sweep program balances and private bank deposits), borrowings of $9.72 billion (driven by increases in fair value, partially offset by net maturities) and trading liabilities of $9.03 billion (primarily due to an increase in government obligations, partially offset by a decrease in equity securities, reflecting the impact of our and our clients’ activities), offset by a decrease in customer and other payables of $31.32 billion (primarily reflecting our clients’ activities).

Our total securities sold under agreements to repurchase (repurchase agreements), accounted for as collateralized financings, were $249.89 billion as of December 2023 and $110.35 billion as of December 2022, which were 21% higher as of December 2023 and 15% lower as of December 2022 than the average daily amount of repurchase agreements over the respective quarters, and 26% higher as of December 2023 and 27% lower as of December 2022 than the average daily amount of repurchase agreements over the respective years. As of December 2023, the increase in our repurchase agreements relative to the average daily amount of repurchase agreements during the quarter and year resulted from higher levels of our and our clients’ activities at the end of the period.
The level of our repurchase agreements fluctuates between and within periods, primarily due to providing clients with access to highly liquid collateral, such as certain government and agency obligations, through collateralized financing activities.
The table below presents information about our balance sheet and leverage ratios.

	As of December
$ in millions	2023	2022
Total assets	$1,641,594	$1,441,799
Unsecured long-term borrowings	$241,877	$247,138
Total shareholders’ equity	$116,905	$117,189
Leverage ratio	14.0x	12.3x
Debt-to-equity ratio	2.1x	2.1x
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

	As of December
$ in millions, except per share amounts	2023	2022
Total shareholders’ equity	$116,905	$117,189
Preferred stock	(11,203)	(10,703)
Common shareholders’ equity	105,702	106,486
Goodwill	(5,916)	(6,374)
Identifiable intangible assets	(1,177)	(2,009)
Tangible common shareholders’ equity	$98,609	$98,103

Book value per common share	$313.56	$303.55
Tangible book value per common share	$292.52	$279.66

84	Goldman Sachs 2023 Form 10-K

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
•Book value per common share and tangible book value per common share are based on common shares outstanding and restricted stock units granted to employees with no future service requirements and not subject to performance or market conditions (collectively, basic shares) of 337.1 million as of December 2023 and 350.8 million as of December 2022. We believe that tangible book value per common share (tangible common shareholders’ equity divided by basic shares) is meaningful because it is a measure that we and investors use to assess capital adequacy. Tangible book value per common share is a non-GAAP measure and may not be comparable to similar non-GAAP measures used by other companies.
Funding Sources
Our primary sources of funding are deposits, collateralized financings, unsecured short- and long-term borrowings, and shareholders’ equity. We seek to maintain broad and diversified funding sources globally across products, programs, markets, currencies and creditors to avoid funding concentrations.
The table below presents information about our funding sources.

	As of December
$ in millions	2023		2022
Deposits	$428,417	36%	$386,665	40%
Collateralized financings	323,564	27%	155,022	16%
Unsecured short-term borrowings	75,945	6%	60,961	6%
Unsecured long-term borrowings	241,877	21%	247,138	26%
Total shareholders’ equity	116,905	10%	117,189	12%
Total	$1,186,708	100%	$966,975	100%
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
We also raise financing through other types of collateralized financings, such as secured loans and notes. GS Bank USA has access to funding from the Federal Home Loan Bank. We had no outstanding borrowings from the Federal Home Loan Bank as of both December 2023 and December 2022. Additionally, we have access to funding through the Federal Reserve discount window, but we do not rely on this funding in our liquidity planning and stress testing.

Goldman Sachs 2023 Form 10-K	85

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
The table below presents our quarterly unsecured long-term borrowings maturity profile.

$ in millions	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
As of December 2023
2025	$15,074	$12,446	$7,099	$13,213	$47,832
2026	$6,702	$4,928	$7,966	$10,551	30,147
2027	$8,989	$3,332	$6,981	$16,790	36,092
2028	$11,505	$6,345	$4,790	$5,388	28,028
2029 - thereafter					99,778
Total					$241,877
The weighted average maturity of our unsecured long-term borrowings as of December 2023 was approximately six years. To mitigate refinancing risk, we seek to limit the principal amount of debt maturing over the course of any monthly, quarterly, semi-annual or annual time horizon. We enter into interest rate swaps to convert a portion of our unsecured long-term borrowings into floating-rate obligations to manage our exposure to interest rates. See Note 14 to the consolidated financial statements for further information about our unsecured long-term borrowings.
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
We may issue, redeem or repurchase our preferred stock and subordinated debt or other forms of capital as business conditions warrant. Prior to such redemptions or repurchases, we must receive approval from the FRB. See Notes 14 and 19 to the consolidated financial statements for further information about our subordinated debt and preferred stock.
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

86	Goldman Sachs 2023 Form 10-K

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
Based on our 2023 CCAR submission, the FRB reduced our SCB from 6.3% to 5.5%, resulting in a Standardized CET1 capital ratio requirement of 13.0% for the period from October 1, 2023 through September 30, 2024. See “Share Repurchase Program” for further information about common stock repurchases and dividends and “Consolidated Regulatory Capital” for further information about the G-SIB surcharge. We published a summary of our annual DFAST results in June 2023. See “Business — Available Information” in Part I, Item 1 of this Form 10-K.
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
Capital Attribution. We assess the capital usage of each of our businesses based on our attributed equity framework. This framework considers many factors, including our internal assessment of risks as well as the regulatory capital requirements related to our business activities, which take into consideration our binding capital constraints. Our binding capital constraints include our CET1 capital ratio requirement under the Standardized Capital Rules, which incorporates the SCB as determined by the FRB based on its own annual stress test.
We review and make any necessary adjustments to our attributed equity in January each year, to reflect, among other things, our most recent stress test results and changes to our regulatory capital requirements. On January 1, 2024, our allocation of attributed equity changed (relative to the allocation as of December 2023) as follows: attributed equity increased by approximately $1.6 billion for Platform Solutions, while attributed equity decreased by approximately $1.2 billion for Asset & Wealth Management and approximately $0.4 billion for Global Banking & Markets. See “Results of Operations — Segment Assets and Operating Results — Segment Operating Results” for information about our average quarterly attributed equity by segment.
Share Repurchase Program. We use our share repurchase program to help maintain the appropriate level of common equity. On an annual basis, we submit a Board of Directors of Group Inc. (Board) approved capital plan to the Federal Reserve, which includes planned share repurchases for each quarter. The share repurchases are effected primarily through regular open-market purchases (which may include repurchase plans designed to comply with Rule 10b5-1 and accelerated share repurchases), the amounts and timing of which are determined primarily by our current and projected capital position, and capital deployment opportunities, but which may also be influenced by general market conditions and the prevailing price and trading volumes of our common stock.

Goldman Sachs 2023 Form 10-K	87

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
In February 2023, the Board approved a share repurchase program authorizing repurchases of up to $30 billion of our common stock. The program has no set expiration or termination date. See “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” in Part II, Item 5 of this Form 10-K and Note 19 to the consolidated financial statements for further information about our share repurchase program, and see above for information about our capital planning and stress testing process.
During 2023, we returned a total of $9.39 billion of capital to common shareholders, including $5.80 billion of common share repurchases and $3.59 billion of common stock dividends. Consistent with our capital management philosophy, we will continue prioritizing deployment of capital for our clients where returns are attractive and distribute any excess capital to shareholders through dividends and share repurchases.
Effective January 1, 2023, a one percent non-deductible federal excise tax (buyback tax) applies to the fair market value of certain corporate share repurchases. The fair market value of share repurchases subject to the tax is reduced by the fair market value of any stock issued during the calendar year, including stock issued to employees. The buyback tax did not have a material impact on our financial condition, results of operations or cash flows for 2023.
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
We submitted our 2023 resolution plan in June 2023. See "Business — Available Information" in Part I, Item 1 of this Form 10-K for information about the public portion of our resolution plan submission. GS Bank USA submitted its 2023 resolution plan in December 2023.

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
The capital requirements calculated under the Capital Framework include the capital conservation buffer requirements, which are comprised of a 2.5% buffer (under the Advanced Capital Rules), the SCB (under the Standardized Capital Rules), a countercyclical capital buffer (under both Capital Rules) and the G-SIB surcharge (under both Capital Rules). Our G-SIB surcharge is 3.0% for both 2023 and 2024. The G-SIB surcharge and countercyclical capital buffer in the future may differ due to additional guidance from our regulators and/or positional changes, and our SCB is likely to change from year to year based on the results of the annual supervisory stress tests. Our target is to maintain capital ratios equal to the regulatory requirements plus a buffer of 50 to 100 basis points.
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

88	Goldman Sachs 2023 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
The table below presents TLAC and external long-term debt requirements.

	As of December
	2023	2022
TLAC to RWAs	22.0%	21.5%
TLAC to leverage exposure	9.5%	9.5%
External long-term debt to RWAs	9.0%	8.5%
External long-term debt to leverage exposure	4.5%	4.5%
In the table above:
•The TLAC to RWAs requirement included (i) the 18% minimum, (ii) the 2.5% buffer, (iii) the countercyclical capital buffer, which the FRB has set to zero percent and (iv) the G-SIB surcharge (Method 1). The G-SIB surcharge (Method 1) was 1.5% as of December 2023 and 1.0% as of December 2022.
•The TLAC to leverage exposure requirement includes (i) the 7.5% minimum and (ii) the 2.0% leverage exposure buffer.
•The external long-term debt to RWAs requirement includes (i) the 6% minimum and (ii) the G-SIB surcharge (Method 2). The G-SIB surcharge (Method 2) was 3.0% as of December 2023 and 2.5% as of December 2022.
•The external long-term debt to total leverage exposure is the 4.5% minimum.
The table below presents information about our TLAC and external long-term debt ratios.

	For the Three Months Ended or as of December
$ in millions	2023	2022
TLAC	$278,188	$297,100
External long-term debt	$154,300	$172,845
RWAs	$692,737	$679,450
Leverage exposure	$1,995,756	$1,867,358

TLAC to RWAs	40.2%	43.7%
TLAC to leverage exposure	13.9%	15.9%
External long-term debt to RWAs	22.3%	25.4%
External long-term debt to leverage exposure	7.7%	9.3%
In the table above:
•TLAC includes common and preferred stock, and eligible long-term debt issued by Group Inc. Eligible long-term debt represents unsecured debt, which has a remaining maturity of at least one year and satisfies additional requirements.
•External long-term debt consists of eligible long-term debt subject to a haircut if it is due to be paid between one and two years.
•In accordance with the TLAC rules, the higher of Standardized or Advanced RWAs are used in the calculation of TLAC and external long-term debt ratios and applicable requirements. RWAs represent Standardized RWAs as of December 2023 and Advanced RWAs as of December 2022.
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
Bank Subsidiaries. GS Bank USA is our primary U.S. banking subsidiary and GSIB and GSBE are our primary non-U.S. banking subsidiaries. These entities are subject to regulatory capital requirements. See Note 20 to the consolidated financial statements for further information about the regulatory capital requirements for GS Bank USA.
•GSIB. GSIB is our U.K. bank subsidiary regulated by the Prudential Regulation Authority (PRA) and the Financial Conduct Authority (FCA). GSIB is subject to the U.K. capital framework, which is largely based on the Basel Committee on Banking Supervision’s (Basel Committee) capital framework for strengthening international capital standards (Basel III). The eligible retail deposits of GSIB are covered by the U.K. Financial Services Compensation Scheme to the extent provided by law.
The table below presents GSIB’s risk-based capital requirements.

	As of December
	2023	2022
Risk-based capital requirements
CET1 capital ratio	10.1%	9.7%
Tier 1 capital ratio	12.4%	11.9%
Total capital ratio	15.4%	14.9%
The table below presents information about GSIB’s risk-based capital ratios.

	As of December
$ in millions	2023	2022
Risk-based capital and risk-weighted assets
CET1 capital	$3,936	$3,395
Tier 1 capital	$3,936	$3,395
Tier 2 capital	$826	$828
Total capital	$4,762	$4,223
RWAs	$16,546	$15,766

Risk-based capital ratios
CET1 capital ratio	23.8%	21.5%
Tier 1 capital ratio	23.8%	21.5%
Total capital ratio	28.8%	26.8%
In the table above, the risk-based capital ratios as of December 2023 reflected profits after foreseeable charges that are still subject to audit by GSIB’s external auditors and approval by GSIB’s Board of Directors for inclusion in risk-based capital. These profits contributed 301 basis points to the CET1 capital ratio as of December 2023.

Goldman Sachs 2023 Form 10-K	89

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
The table below presents GSIB’s leverage ratio requirement which became effective in January 2023 and the leverage ratio.

As of
December 2023
Leverage ratio requirement	3.6%
Leverage ratio	7.4%
In the table above, the leverage ratio as of December 2023 reflected profits after foreseeable charges that are still subject to audit by GSIB’s external auditors and approval by GSIB’s Board of Directors for inclusion in risk-based capital. These profits contributed 101 basis points to the leverage ratio as of December 2023.
GSIB is subject to minimum reserve requirements at central banks in certain of the jurisdictions in which it operates. As of both December 2023 and December 2022, GSIB was in compliance with these requirements.
•GSBE. GSBE is our German bank subsidiary supervised by the European Central Bank, BaFin and Deutsche Bundesbank. GSBE is a non-U.S. banking subsidiary of GS Bank USA and is also subject to standalone regulatory capital requirements noted below. GSBE is subject to the capital requirements prescribed in the amended E.U. Capital Requirements Directive (CRD) and E.U. Capital Requirements Regulation (CRR), which are largely based on Basel III. The deposits of GSBE are covered by the German statutory deposit protection program to the extent provided by law. In addition, GSBE has elected to participate in the German voluntary deposit protection program which provides further insurance for certain eligible deposits beyond the coverage of the German statutory deposit program.
The table below presents GSBE’s risk-based capital requirements.

	As of December
	2023	2022
Risk-based capital requirements
CET1 capital ratio	10.0%	9.2%
Tier 1 capital ratio	12.1%	11.3%
Total capital ratio	14.8%	14.0%

The table below presents information about GSBE’s risk-based capital ratios.

	As of December
$ in millions	2023	2022
Risk-based capital and risk-weighted assets
CET1 capital	$14,143	$9,536
Tier 1 capital	$14,143	$9,536
Tier 2 capital	$22	$21
Total capital	$14,165	$9,557
RWAs	$39,746	$30,154

Risk-based capital ratios
CET1 capital ratio	35.6%	31.6%
Tier 1 capital ratio	35.6%	31.6%
Total capital ratio	35.6%	31.7%
In the table above, the risk-based capital ratios as of December 2023 reflected profits after foreseeable charges that are still subject to audit by GSBE’s external auditors and approval by GSBE’s shareholder (GS Bank USA) for inclusion in risk-based capital. These profits contributed 97 basis points to the CET1 capital ratio as of December 2023.
The table below presents GSBE’s leverage ratio requirement and leverage ratio.

	As of December
	2023	2022
Leverage ratio requirement	3.0%	3.0%
Leverage ratio	11.3%	10.6%
In the table above, the leverage ratio as of December 2023 reflected profits after foreseeable charges that are still subject to audit by GSBE’s external auditors and approval by GSBE’s shareholder (GS Bank USA) for inclusion in risk-based capital. These profits contributed 58 basis points to the leverage ratio as of December 2023.
GSBE is subject to minimum reserve requirements at central banks in certain of the jurisdictions in which it operates. As of both December 2023 and December 2022, GSBE was in compliance with these requirements.
GSBE is a registered swap dealer with the CFTC and a registered security-based swap dealer with the SEC. As of both December 2023 and December 2022, GSBE was subject to and in compliance with applicable capital requirements for swap dealers and security-based swap dealers.

90	Goldman Sachs 2023 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
U.S. Regulated Broker-Dealer Subsidiaries. GS&Co., our primary U.S. regulated broker-dealer subsidiary, is also a registered futures commission merchant and a registered swap dealer with the CFTC, and a registered security-based swap dealer with the SEC, and therefore is subject to regulatory capital requirements imposed by the SEC, the Financial Industry Regulatory Authority, Inc., the CFTC, the Chicago Mercantile Exchange and the National Futures Association. Rule 15c3-1 of the SEC and Rules 1.17 and Part 23 Subpart E of the CFTC specify uniform minimum net capital requirements, as defined, for their registrants, and also effectively require that a significant part of the registrants’ assets be kept in relatively liquid form. GS&Co. has elected to calculate its SEC minimum capital requirements in accordance with the “Alternative Net Capital Requirement” as permitted by Rule 15c3-1 of the SEC.
GS&Co. had regulatory net capital, as defined by Rule 15c3-1 of the SEC, of $20.25 billion as of December 2023 and $22.21 billion as of December 2022, which exceeded the greater of the minimum amounts required under Rule 15c3-1 of the SEC and Rules 1.17 and Part 23 Subpart E of the CFTC by $15.07 billion as of December 2023 and $17.46 billion as of December 2022. In addition to its alternative minimum net capital requirements, GS&Co. is also required to hold tentative net capital in excess of $5 billion and net capital in excess of $1 billion in accordance with Rule 15c3-1. GS&Co. is also required to notify the SEC in the event that its tentative net capital is less than $6 billion. As of both December 2023 and December 2022, GS&Co. had tentative net capital and net capital in excess of both the minimum and the notification requirements.
Non-U.S. Regulated Broker-Dealer Subsidiaries. Our principal non-U.S. regulated broker-dealer subsidiaries include GSI and GSJCL.
GSI, our U.K. broker-dealer, is regulated by the PRA and the FCA. GSI is subject to the U.K. capital framework, which is largely based on Basel III.
The table below presents GSI’s risk-based capital requirements.

	As of December
	2023	2022
Risk-based capital requirements
CET1 capital ratio	9.1%	8.7%
Tier 1 capital ratio	11.0%	10.7%
Total capital ratio	13.7%	13.3%
In the table above, the risk-based capital requirements incorporate capital guidance received from the PRA and could change in the future.

The table below presents information about GSI’s risk-based capital ratios.

	As of December
$ in millions	2023	2022
Risk-based capital and risk-weighted assets
CET1 capital	$32,403	$31,780
Tier 1 capital	$37,903	$40,080
Tier 2 capital	$6,877	$5,377
Total capital	$44,780	$45,457
RWAs	$257,956	$247,653
Risk-based capital ratios
CET1 capital ratio	12.6%	12.8%
Tier 1 capital ratio	14.7%	16.2%
Total capital ratio	17.4%	18.4%
In the table above, the risk-based capital ratios as of December 2023 reflected profits after dividends paid and foreseeable charges that are still subject to verification by GSI’s external auditors and approval by GSI’s Board of Directors for inclusion in risk-based capital. These profits contributed 18 basis points to the CET1 capital ratio as of December 2023.
The table below presents GSI’s leverage ratio requirement which became effective in January 2023 and the leverage ratio.

As of
December 2023
Leverage ratio requirement	3.5%
Leverage ratio	4.9%
In the table above, the leverage ratio as of December 2023 reflected profits after dividends paid and foreseeable charges that are still subject to verification by GSI’s external auditors and approval by GSI's Board of Directors for inclusion in risk-based capital. These profits contributed 7 basis points to the leverage ratio as of December 2023.
GSI is a registered swap dealer with the CFTC and a registered security-based swap dealer with the SEC. As of both December 2023 and December 2022, GSI was subject to and in compliance with applicable capital requirements for swap dealers and security-based swap dealers.
GSI is also subject to a minimum requirement for own funds and eligible liabilities issued to affiliates. As of both December 2023 and December 2022, GSI was in compliance with this requirement.
GSJCL, our Japanese broker-dealer, is regulated by Japan’s Financial Services Agency. GSJCL and certain other non-U.S. subsidiaries are also subject to capital requirements promulgated by authorities of the countries in which they operate. As of both December 2023 and December 2022, these subsidiaries were in compliance with their local capital requirements.

Goldman Sachs 2023 Form 10-K	91

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

Off-Balance Sheet Arrangement	Disclosure in Form 10-K
Variable interests and other obligations, including contingent obligations, arising from variable interests in nonconsolidated variable interest entities	See Note 17 to the consolidated financial statements.
Guarantees, and lending and other commitments	See Note 18 to the consolidated financial statements.
Derivatives	See “Risk Management — Credit Risk Management — Credit Exposures — OTC Derivatives” and Notes 4, 5, 7 and 18 to the consolidated financial statements.

92	Goldman Sachs 2023 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
Risk Management
Risks are inherent in our businesses and include liquidity, market, credit, operational, cybersecurity, model, legal, compliance, conduct, regulatory and reputational risks. For further information about our risk management processes, see “Overview and Structure of Risk Management,” and for information about our areas of risk, see “Liquidity Risk Management,” “Market Risk Management,” “Credit Risk Management,” “Operational Risk Management,” “Cybersecurity Risk Management,” “Model Risk Management” and “Other Risk Management,” as well as “Risk Factors” in Part I, Item 1A of this Form 10-K.
Overview and Structure of Risk Management
Overview
We believe that effective risk management is critical to our success. Accordingly, we have established an enterprise risk management framework that employs a comprehensive, integrated approach to risk management and is designed to enable comprehensive risk management processes through which we identify, assess, monitor and manage the risks we assume in conducting our activities. Our risk management structure is built around three core components: governance, processes and people.
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

The Board, including through its committees, receives regular briefings on firmwide risks, including liquidity risk, market risk, credit risk, operational risk, cybersecurity risk, model risk and climate risk, from our independent risk oversight and control functions, including our chief risk officer, on cybersecurity threats and risks from our chief information security officer (CISO), on compliance risk and conduct risk from our chief compliance officer, on legal and regulatory enforcement matters from our chief legal officer, and on other matters impacting our reputation from the chair and/or vice-chairs of our Firmwide Reputational Risk Committee. The chief risk officer reports to our chief executive officer and to the Risk Committee of the Board. As part of the review of the firmwide risk portfolio, the chief risk officer regularly advises the Risk Committee of the Board of relevant risk metrics and material exposures, including risk limits and thresholds established in our risk appetite statement.
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

Goldman Sachs 2023 Form 10-K	93

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
The three lines of defense structure promotes the accountability of first line risk takers, provides a framework for effective challenge by the second line and empowers independent review from the third line.
Processes. We maintain various processes that are critical components of our risk management framework, including (i) risk identification and control assessment, (ii) risk appetite, limits, thresholds and alerts setting, (iii) risk metrics, reporting and monitoring, and (iv) risk decision-making.
•Risk Identification and Control Assessment. We believe the identification of our risks and related control assessment is a critical step in providing our Board and senior management transparency and insight into the range and materiality of our risks. We have a comprehensive data collection process, including firmwide policies and procedures that require all employees to report and escalate risk events. Our approach for risk identification and control assessment is comprehensive across all risk types, is dynamic and forward-looking to reflect and adapt to our changing risk profile and business environment, leverages subject matter expertise, and allows for prioritization of our most critical risks. This approach also encompasses our control assessment, led by our second line of defense, to review and challenge the control environment to help ensure it supports our strategic business plan.
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
An important part of our risk management process is firmwide stress testing. It allows us to quantify our exposure to tail risks, highlight potential loss concentrations, undertake risk/reward analysis, and assess and mitigate our risk positions. Firmwide stress tests are performed on a regular basis and are designed to ensure a comprehensive analysis of our vulnerabilities and idiosyncratic risks combining financial and nonfinancial risks, including, but not limited to, credit, market, liquidity and funding, operational and compliance, climate, strategic, systemic and emerging risks into a single combined scenario. We also perform ad hoc stress tests in anticipation of market events or conditions. Stress tests are also used to assess capital adequacy as part of our capital planning and stress testing process. See “Capital Management and Regulatory Capital — Capital Management” for further information.

•Risk Appetite, Limits, Thresholds and Alerts Setting. We apply a framework of limits and thresholds to control and monitor risk across transactions, products, businesses and markets. The Board, directly or indirectly through its Risk Committee, approves limits, thresholds and alerts included in our risk appetite statement at firmwide, business and product levels. In addition, the Firmwide Risk Appetite Committee, through delegated authority from the Firmwide Enterprise Risk Committee, is responsible for approving our risk limits, thresholds and alerts policy, subject to the overall limits approved by the Risk Committee of the Board, and monitoring these limits.
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

94	Goldman Sachs 2023 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
•Risk Decision-Making. Our governance structure provides the protocol and responsibility for decision-making on risk management issues and is designed to ensure implementation of those decisions. We make extensive use of risk committees that meet regularly and serve as an important means to facilitate and foster ongoing discussions to manage and mitigate risks.
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

Structure
Ultimate oversight of risk is the responsibility of our Board. The Board oversees risk both directly and through its committees, including its Risk Committee. We also have a series of committees that generally consist of senior managers from both our first and second lines of defense, with specific risk management mandates that have oversight or decision-making responsibilities for risk management activities. We have established procedures for these committees so that appropriate information barriers are in place. Our primary risk committees, most of which also have additional sub-committees, councils or working groups, are described below. In addition to these committees, we have other risk committees that provide oversight for different businesses, activities, products, regions and entities. All of our committees have responsibility for considering the impact on our reputation of the transactions and activities that they oversee.
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

Goldman Sachs 2023 Form 10-K	95

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
Firmwide Enterprise Risk Committee. The Firmwide Enterprise Risk Committee is responsible for overseeing all of our financial and nonfinancial risks. As part of such oversight, the committee is responsible for the ongoing review, approval and monitoring of our enterprise risk management framework, as well as our risk limits, and thresholds and alerts policy, through delegated authority to the Firmwide Risk Appetite Committee. The Firmwide Enterprise Risk Committee also reviews new significant strategic business initiatives to determine whether they are consistent with our risk appetite and risk management capabilities. Additionally, the Firmwide Enterprise Risk Committee performs enhanced reviews of significant risk events, the top residual and emerging risks, and the overall risk and control environment in each of our business units in order to propose uplifts, identify elements that are common to all business units and analyze the consolidated residual risks that we face. This committee, which reports to the Management Committee, is co-chaired by our president and chief operating officer and our chief risk officer, who are appointed as chairs by our chief executive officer, and the vice-chair is our chief financial officer, who is appointed as vice-chair by the chairs of the Firmwide Enterprise Risk Committee. The Firmwide Enterprise Risk Committee also periodically provides updates to, and receives guidance from, the Risk Committee of the Board. The following are the primary committees or councils that report to the Firmwide Enterprise Risk Committee (unless otherwise noted):
•Firmwide Risk Council. The Firmwide Risk Council is responsible for the ongoing monitoring of relevant financial risks at the firmwide, business and product levels. This council is co-chaired by our chief financial officer and our chief risk officer.
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

•Firmwide Operational Risk and Resilience Committee. The Firmwide Operational Risk and Resilience Committee is responsible for overseeing operational risk, and seeks to ensure our business and operational resilience. To assist the Firmwide Operational Risk and Resilience Committee in carrying out its mandate, other risk committees with dedicated oversight for technology-related risks, including cybersecurity matters and artificial intelligence (AI), report into the Firmwide Operational Risk and Resilience Committee. This committee is co-chaired by our chief administrative officer for EMEA and our head of Operational Risk, who are appointed as chairs by the chairs of the Firmwide Enterprise Risk Committee.
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
•Firmwide Risk Appetite Committee. The Firmwide Risk Appetite Committee (through delegated authority from the Firmwide Enterprise Risk Committee) is responsible for the ongoing approval and monitoring of risk frameworks, policies and parameters related to our core risk management processes, as well as limits, thresholds and alerts, at firmwide, business and product levels. In addition, this committee is responsible for overseeing our financial risks and reviews the results of stress tests and scenario analyses. To assist the Firmwide Risk Appetite Committee in carrying out its mandate, a number of other risk committees with dedicated oversight for stress testing, model risks, Volcker Rule compliance, as well as our investments or other capital commitments that may give rise to financial risk, report into the Firmwide Risk Appetite Committee. This committee is chaired by our chief risk officer, who is appointed as chair by the chairs of the Firmwide Enterprise Risk Committee. The Firmwide Capital Committee and Firmwide Commitments Committee report to the Firmwide Risk Appetite Committee.
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

96	Goldman Sachs 2023 Form 10-K

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
Firmwide Suitability Committee. The Firmwide Suitability Committee is responsible for setting standards and policies for product, transaction and client suitability and providing a forum for consistency across functions, regions and products on suitability assessments. This committee also reviews suitability matters escalated from other committees. This committee is co-chaired by our chief compliance officer and an advisory director, who are appointed as chairs by the chair of the Firmwide Reputational Risk Committee.
•Firmwide Data Governance Committee. The Firmwide Data Governance Committee is responsible for overseeing the firmwide data governance framework, and its implementation, to help ensure that data governance and data quality are appropriate. This committee is co-chaired by our chief information officer and our chief risk officer, who are appointed as chairs by the chairs of the Firmwide Enterprise Risk Committee.
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

Goldman Sachs 2023 Form 10-K	97

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
We maintain our GCLA across Group Inc., Goldman Sachs Funding LLC (Funding IHC) and Group Inc.’s major broker-dealer and bank subsidiaries, asset types and clearing agents with the goal of providing us with sufficient operating liquidity to ensure timely settlement in all major markets, even in a difficult funding environment. In addition to the GCLA, we maintain cash balances and securities in several of our other entities, primarily for use in specific currencies, entities or jurisdictions where we do not have immediate access to parent company liquidity.

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
Our goal is to ensure that we maintain sufficient liquidity to fund our assets and meet our contractual and contingent obligations in normal times, as well as during periods of market stress. Through our dynamic balance sheet management process, we use actual and projected asset balances to determine secured and unsecured funding requirements. Funding plans are reviewed and approved by the Firmwide Asset Liability Committee. In addition, our independent risk oversight and control functions analyze, and the Firmwide Asset Liability Committee reviews, our total unsecured long-term borrowings and total shareholders’ equity to help ensure that we maintain a level of long-term funding that is sufficient to meet our long-term financing requirements. In a liquidity crisis, we would begin by liquidating and monetizing our GCLA before selling other assets. However, we recognize that orderly asset sales may be prudent or necessary in a severe or persistent liquidity crisis.

98	Goldman Sachs 2023 Form 10-K

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
Group Inc. has provided substantial amounts of equity and subordinated indebtedness, directly or indirectly, to its regulated subsidiaries. For example, as of December 2023, Group Inc. had $36.58 billion of equity and subordinated indebtedness invested in GS&Co., its principal U.S. registered broker-dealer; $47.17 billion invested in GSI, a regulated U.K. broker-dealer; $2.44 billion invested in GSJCL, a regulated Japanese broker-dealer; $56.91 billion invested in GS Bank USA, a regulated New York State-chartered bank; and $4.80 billion invested in GSIB, a regulated U.K. bank. Group Inc. also provides financing, directly or indirectly, in the form of: $137.58 billion of unsubordinated loans (including secured loans of $40.47 billion) and $35.60 billion of collateral and cash deposits to these entities as of December 2023. In addition, as of December 2023, Group Inc. had significant amounts of capital invested in and loans to its other regulated subsidiaries.

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

Goldman Sachs 2023 Form 10-K	99

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
Modeled Liquidity Outflow. Our Modeled Liquidity Outflow is based on conducting multiple scenarios that include combinations of market-wide and firm-specific stress. These scenarios are characterized by the following qualitative elements:
•Severely challenged market environments, which include low consumer and corporate confidence, financial and political instability, and adverse changes in market values, including potential declines in equity markets and widening of credit spreads; and
•A firm-specific crisis potentially triggered by material losses, reputational damage (including, as a result of, the dissemination of negative information through social media), litigation and/or a ratings downgrade.
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
GCLA and Unencumbered Metrics
GCLA. Based on the results of our internal liquidity risk models, described above, as well as our consideration of other factors, including, but not limited to, a qualitative assessment of our condition, as well as the financial markets, we believe our liquidity position as of both December 2023 and December 2022 was appropriate. We strictly limit our GCLA to a narrowly defined list of securities and cash because they are highly liquid, even in a difficult funding environment. We do not include other potential sources of excess liquidity in our GCLA, such as less liquid unencumbered securities or committed credit facilities.

100	Goldman Sachs 2023 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
The table below presents information about our GCLA.

	Average for the
	Three Months		Year Ended
	Ended December		December
$ in millions	2023	2022	2023	2022
Denomination
U.S. dollar	$282,414	$312,414	$282,307	$281,427
Non-U.S. dollar	131,176	96,404	124,691	116,655
Total	$413,590	$408,818	$406,998	$398,082

Asset Class
Overnight cash deposits	$204,929	$217,141	$231,066	$228,203
U.S. government obligations	150,806	149,519	133,000	126,349
U.S. agency obligations	22,895	12,789	16,387	11,007
Non-U.S. government obligations	34,960	29,369	26,545	32,523
Total	$413,590	$408,818	$406,998	$398,082

Entity Type
Group Inc. and Funding IHC	$65,952	$69,386	$66,803	$64,579
Major broker-dealer subsidiaries	117,818	109,502	114,824	113,887
Major bank subsidiaries	229,820	229,930	225,371	219,616
Total	$413,590	$408,818	$406,998	$398,082
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

Other Unencumbered Assets. In addition to our GCLA, we have a significant amount of other unencumbered cash and financial instruments, including other government obligations, high-grade money market securities, corporate obligations, marginable equities, loans and cash deposits not included in our GCLA. The fair value of our unencumbered assets averaged $286.51 billion for the three months ended December 2023, $273.49 billion for the three months ended December 2022, $281.95 billion for the year ended December 2023 and $275.69 billion for the year ended December 2022. We do not consider these assets liquid enough to be eligible for our GCLA.
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
The table below presents information about our average daily LCR.

	Average for the Three Months Ended
	December	September	December
$ in millions	2023	2023	2022
Total HQLA	$401,721	$397,758	$401,836
Eligible HQLA	$326,181	$316,291	$291,118
Net cash outflows	$255,106	$253,238	$226,532
LCR	128%	125%	129%
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
The table below presents information about our average daily NSFR.

	Average for the Three Months Ended
	December	September
$ in millions	2023	2023
Total ASF	$628,734	$617,341
Total RSF	$542,089	$529,635
NSFR	116%	117%
In the table above, our average quarterly NSFR represents the average of our daily NSFRs during the quarter.

Goldman Sachs 2023 Form 10-K	101

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
The following provides information about our subsidiary liquidity regulatory requirements:
•GS Bank USA. GS Bank USA is subject to a minimum LCR of 100% under the LCR rule approved by the U.S. federal bank regulatory agencies. As of December 2023, GS Bank USA’s LCR exceeded the minimum requirement. The NSFR requirement described above also applies to GS Bank USA. As of December 2023, GS Bank USA’s NSFR exceeded the minimum requirement.
•GSI and GSIB. GSI and GSIB are subject to a minimum LCR of 100% under the LCR rule approved by the U.K. regulatory authorities. GSI’s and GSIB’s average monthly LCR for the trailing twelve-month period ended December 2023 exceeded the minimum requirement. GSI and GSIB are subject to the applicable NSFR requirement in the U.K. As of December 2023, both GSI’s and GSIB’s NSFR exceeded the minimum requirement.
•GSBE. GSBE is subject to a minimum LCR of 100% under the LCR rule approved by the European Parliament and Council. GSBE’s average monthly LCR for the trailing twelve-month period ended December 2023 exceeded the minimum requirement. GSBE is subject to the applicable NSFR requirement in the E.U. As of December 2023, GSBE’s NSFR exceeded the minimum requirement.
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

As of December 2023
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
•The DBRS, Fitch, Moody’s and S&P ratings for preferred stock include the APEX issued by Goldman Sachs Capital II and Goldman Sachs Capital III.
The table below presents the unsecured credit ratings and outlook of GS Bank USA, GSIB, GSBE, GS&Co. and GSI.

As of December 2023
	Fitch	Moody’s	S&P
GS Bank USA
Short-term debt	F1	P-1	A-1
Long-term debt	A+	A1	A+
Short-term bank deposits	F1+	P-1	N/A
Long-term bank deposits	AA-	A1	N/A
Ratings outlook	Stable	Stable	Stable
GSIB
Short-term debt	F1	P-1	A-1
Long-term debt	A+	A1	A+
Short-term bank deposits	F1	P-1	N/A
Long-term bank deposits	A+	A1	N/A
Ratings outlook	Stable	Stable	Stable
GSBE
Short-term debt	F1	P-1	A-1
Long-term debt	A+	A1	A+
Short-term bank deposits	N/A	P-1	N/A
Long-term bank deposits	N/A	A1	N/A
Ratings outlook	Stable	Stable	Stable
GS&Co.
Short-term debt	F1	N/A	A-1
Long-term debt	A+	N/A	A+
Ratings outlook	Stable	N/A	Stable
GSI
Short-term debt	F1	P-1	A-1
Long-term debt	A+	A1	A+
Ratings outlook	Stable	Stable	Stable

102	Goldman Sachs 2023 Form 10-K

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

Year Ended December 2023. Our cash and cash equivalents decreased by $248 million to $241.58 billion at the end of 2023, due to net cash used for investing and operating activities, partially offset by net cash provided by financing activities and the effect of exchange rate changes on cash and cash equivalents. The net cash used for investing activities primarily reflected net purchases of investments (primarily U.S. government obligations accounted for as held-to-maturity securities). The net cash used for operating activities primarily reflected cash outflows from trading assets and customer and other receivables and payables, net (reflecting a decrease in customer and other payables, partially offset by a decrease in customer and other receivables), partially offset by cash inflows from collateralized transactions (reflecting an increase in collateralized financings, partially offset by an increase in collateralized agreements), net earnings and trading liabilities. The net cash provided by financing activities primarily reflected cash inflows from deposits (reflecting increases in consumer deposits, brokered certificates of deposits and other deposits, partially offset by decreases in deposits sweep program balances and private bank deposits), partially offset by net repayments of unsecured long-term borrowings. The increase in cash and cash equivalents as a result of changes in foreign exchange rates was due to the U.S. dollar weakening during 2023.
Year Ended December 2022. Our cash and cash equivalents decreased by $19.21 billion to $241.83 billion at the end of 2022, due to net cash used for investing activities and the effect of exchange rate changes on cash and cash equivalents, partially offset by net cash provided by financing and operating activities. The net cash used for investing activities primarily reflected purchases of investments (primarily U.S. government obligations accounted for as held-to-maturity) and an increase in net lending activities (reflecting increases in other collateralized and consumer loans). The net cash provided by financing activities primarily reflected cash inflows from net issuances of unsecured long-term borrowings and deposits (reflecting increases in transaction banking and private bank and consumer deposits, partially offset by a decrease in other deposits). The net cash provided by operating activities primarily reflected cash inflows from trading assets and liabilities, customer and other receivables and payables, net (reflecting both a decrease in customer and other receivables and an increase in customer and other payables), net earnings and loans held for sale, net, partially offset by cash outflows from collateralized transactions (reflecting both a decrease in collateralized financings and an increase in collateralized agreements). The decrease in cash and cash equivalents as a result of changes in foreign exchange rates was due to the U.S. dollar strengthening during 2022.
For an analysis of cash flows for the year ended December 2021, see Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2022.

Goldman Sachs 2023 Form 10-K	103

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

104	Goldman Sachs 2023 Form 10-K

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
•Certain interest rate sensitive fees.
Treasury manages the aggregated interest rate risk from all businesses using our investment securities portfolio and interest rate derivatives. We measure EaR over a one-year time horizon following a 100- and 200-basis point instantaneous parallel shock in both short- and long-term interest rates. This sensitivity is calculated relative to a baseline market scenario, which takes into consideration, among other things, the market’s expectation of forward rates, as well as our expectation of future business activity. These scenarios include contractual elements of assets, liabilities, preferred stock, and certain off-balance sheet instruments, such as rates of interest, principal repayment schedules, maturity and reset dates, and any interest rate ceilings or floors, as well as assumptions with respect to our balance sheet size and composition, prepayment behavior and deposit repricing. Deposit repricing is captured by evaluating the change in deposit rate paid relative to the change in market rates (deposit beta) and we calibrate the deposit betas used in our models by using a number of factors, including observed historical behavior, future expectations, funding needs and the competitive landscape. We continuously monitor the performance of our key assumptions against observed behavior and regularly review their sensitivity on our risk metrics.
We manage EaR with a goal to reduce potential volatility resulting from changes in interest rates so it remains within our EaR risk appetite. Our EaR scenario is regularly evaluated and updated, if necessary, to reflect changes in our business plans, market conditions and other macroeconomic factors. While management uses the best information available to estimate EaR, actual results may differ materially as a result of, among other things, changes in the economic environment or assumptions used in the process. We also measure the sensitivity of the economic value of our equity (EVE) to changes in interest rates. Compared to EaR, EVE provides a longer-term measurement of the interest rate risk exposure, primarily on non-trading assets and liabilities, by capturing the net impact of changes in interest rates to the present value of their cash flows.

Goldman Sachs 2023 Form 10-K	105

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
Risk, which is independent of our revenue-producing units, and Treasury, have primary responsibility for assessing and monitoring EaR and EVE sensitivity through firmwide oversight, including oversight of interest rate risk stress testing and assumptions, and the establishment of our risk appetite.
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
The table below presents our average daily VaR.

	Year Ended December
$ in millions	2023	2022
Categories
Interest rates	$96	$96
Equity prices	29	35
Currency rates	24	32
Commodity prices	19	47
Diversification effect	(69)	(97)
Total	$99	$113
Our average daily VaR decreased to $99 million in 2023 from $113 million in 2022, due to lower levels of volatility, partially offset by increased exposures. The total decrease was driven by decreases in the commodity prices, currency rates and equity prices categories, partially offset by a decrease in the diversification effect.

106	Goldman Sachs 2023 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
The table below presents our period-end VaR.

	As of December
$ in millions	2023	2022
Categories
Interest rates	$93	$104
Equity prices	25	28
Currency rates	15	36
Commodity prices	14	18
Diversification effect	(54)	(84)
Total	$93	$102
Our period-end VaR decreased to $93 million as of December 2023 from $102 million as of December 2022, due to lower levels of volatility, partially offset by increased exposures. The total decrease was driven by decreases in the currency rates, interest rates, commodity prices and equity prices categories, partially offset by a decrease in the diversification effect.
During 2023, the firmwide VaR risk limit was not exceeded and there were no permanent changes to the firmwide VaR risk limit. However, the firmwide VaR risk limit was temporarily changed on four occasions as a result of changes in the market environment in the first half of 2023. During 2022, the firmwide VaR risk limit was exceeded on six occasions, primarily due to higher levels of volatility generally resulting from broad macroeconomic and geopolitical concerns. These limit breaches were resolved by temporary increases in the firmwide VaR risk limit and subsequent risk reductions. During this period, the firmwide VaR risk limit was also permanently increased due to higher levels of volatility.
The table below presents our high and low VaR.

	Year Ended December
	2023		2022
$ in millions	High	Low	High	Low
Categories
Interest rates	$148	$70	$137	$56
Equity prices	$49	$22	$59	$24
Currency rates	$47	$9	$54	$18
Commodity prices	$32	$11	$82	$18
Firmwide
VaR	$142	$79	$155	$75
The chart below presents our daily VaR for 2023.
The table below presents, by number of business days, the frequency distribution of our daily net revenues for positions included in VaR.

	Year Ended December
$ in millions	2023	2022
>$100	52	85
$75 – $100	40	36
$50 – $75	52	27
$25 – $50	47	32
$0 – $25	22	34
$(25) – $0	30	18
$(50) – $(25)	4	12
$(75) – $(50)	2	2
$(100) – $(75)	–	2
<$(100)	1	3
Total	250	251
In the table above, the frequency distribution of daily net revenues reflects the impact of the change in VaR described above. Prior period amounts have been conformed to the current presentation.
Daily net revenues for positions included in VaR are compared with VaR calculated as of the end of the prior business day. Net losses incurred on a single day for such positions exceeded our 95% one-day VaR (i.e., a VaR exception) on one occasion during 2023 and on two occasions during 2022.
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

Goldman Sachs 2023 Form 10-K	107

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

	As of December
$ in millions	2023	2022
Equity	$1,562	$1,593
Debt	2,446	2,577
Total	$4,008	$4,170
In the table above:
•The 10% sensitivity measures for equity and debt positions reflect the impact of the change in VaR described above. Prior period amounts have been conformed to the current presentation.
•The market risk of these positions is determined by estimating the potential reduction in net revenues of a 10% decline in the value of the underlying positions.
•Equity positions relate to private and public equity securities, which primarily include investments in corporate, real estate and infrastructure assets. Substantially all such equity positions are included within Asset & Wealth Management.
•Debt positions include mezzanine and senior debt, and corporate and real estate loans, substantially all of which are included within Asset & Wealth Management. As of December 2023, debt positions also included approximately $3.0 billion of GreenSky loans and approximately $2.0 billion of GM co-branded credit card loans within Platform Solutions that were classified as held for sale.
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

Credit and Funding Spread Sensitivity on Derivatives and Financial Liabilities. VaR excludes the impact of changes in counterparty credit spreads, our own credit spreads and unsecured funding spreads on derivatives, as well as changes in our own credit spreads (debt valuation adjustment) on financial liabilities for which the fair value option was elected. The estimated sensitivity to a one basis point increase in credit spreads (counterparty and our own) and unsecured funding spreads on derivatives (including hedges) was a loss of $2 million as of December 2023 and $1 million as of December 2022. In addition, the estimated sensitivity to a one basis point increase in our own credit spreads on financial liabilities for which the fair value option was elected was a gain of $42 million as of December 2023 and $37 million as of December 2022. However, the actual net impact of a change in our own credit spreads is also affected by the liquidity, duration and convexity (as the sensitivity is not linear to changes in yields) of those financial liabilities for which the fair value option was elected, as well as the relative performance of any hedges undertaken.
Earnings-at-Risk. The table below presents the impact of a parallel shift in rates on our net revenues and preferred stock dividends over the next 12 months relative to the baseline scenario.

	As of December
$ in millions	2023	2022
+100 basis points parallel shift in rates	$225	$104
-100 basis points parallel shift in rates	$(232)	$(104)
+200 basis points parallel shift in rates	$445	$205
-200 basis points parallel shift in rates	$(475)	$(205)
In the table above, the EaR metric utilized various assumptions, including, among other things, balance sheet size and composition, prepayment behavior and deposit repricing, all of which have inherent uncertainties. The EaR metric does not represent a forecast of our net revenues and preferred stock dividends. We expect our EaR to be more sensitive to short-term interest rates than long-term rates.
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

108	Goldman Sachs 2023 Form 10-K

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

Goldman Sachs 2023 Form 10-K	109

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
To supplement these regular stress tests, as described above, we also conduct tailored stress tests on an ad hoc basis in response to specific market events that we deem significant. We also utilize these stress tests to estimate the indirect impact of certain hypothetical events on our country exposures, such as the impact of credit market deterioration on corporate borrowers and counterparties along with the shocks to the risk factors described above. The parameters of these shocks vary based on the scenario reflected in each stress test. We review estimated losses produced by the stress tests in order to understand their magnitude, highlight potential loss concentrations, and assess and seek to mitigate our exposures, where necessary.
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
When we do not have sufficient visibility into a counterparty’s financial strength or when we believe a counterparty requires support from its parent, we may obtain third-party guarantees of the counterparty’s obligations. We may also seek to mitigate our credit risk using credit derivatives or participation agreements.

110	Goldman Sachs 2023 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
Credit Exposures
As of December 2023, our aggregate credit exposure increased slightly compared with December 2022, primarily reflecting increases in loans and lending commitments and securities financing transactions, partially offset by a decrease in OTC derivatives. The percentage of our credit exposures arising from non-investment-grade counterparties (based on our internally determined public rating agency equivalents) decreased compared with December 2022, primarily reflecting decreases in non-investment-grade credit exposure related to loans and lending commitments and receivables from clearing organizations. Our credit exposures are described further below.
Cash and Cash Equivalents. Our credit exposure on cash and cash equivalents arises from our unrestricted cash, and includes both interest-bearing and non-interest-bearing deposits. We seek to mitigate the risk of credit loss, by placing substantially all of our deposits with highly rated banks and central banks.
The table below presents our credit exposure from unrestricted cash and cash equivalents, and the concentration by industry, region and internally determined public rating agency equivalents.

	As of December
$ in millions	2023	2022
Cash and Cash Equivalents	$224,493	$224,889

Industry
Financial Institutions	9%	6%
Sovereign	91%	94%
Total	100%	100%

Region
Americas	50%	77%
EMEA	34%	19%
Asia	16%	4%
Total	100%	100%

Credit Quality (Credit Rating Equivalent)
AAA	65%	89%
AA	15%	5%
A	20%	6%
Total	100%	100%
The table above excludes cash segregated for regulatory and other purposes of $17.08 billion as of December 2023 and $16.94 billion as of December 2022.
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
The table below presents our net credit exposure from OTC derivatives and the concentration by industry and region.

	As of December
$ in millions	2023	2022
OTC derivative assets	$42,950	$53,399
Collateral (not netted under U.S. GAAP)	(14,420)	(15,823)
Net credit exposure	$28,530	$37,576
Industry
Consumer & Retail	3%	3%
Diversified Industrials	11%	8%
Financial Institutions	21%	20%
Funds	20%	19%
Healthcare	2%	1%
Municipalities & Nonprofit	4%	2%
Natural Resources & Utilities	17%	34%
Sovereign	14%	7%
Technology, Media & Telecommunications	6%	4%
Other (including Special Purpose Vehicles)	2%	2%
Total	100%	100%
Region
Americas	48%	49%
EMEA	45%	43%
Asia	7%	8%
Total	100%	100%
Our credit exposure (before any potential recoveries) to OTC derivative counterparties that defaulted during 2023 remained low, representing less than 2% of our total credit exposure from OTC derivatives.
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

Goldman Sachs 2023 Form 10-K	111

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
The table below presents the distribution of our net credit exposure from OTC derivatives by tenor.

$ in millions	Investment- Grade	Non-Investment- Grade / Unrated	Total
As of December 2023
Less than 1 year	$19,314	$7,700	$27,014
1 – 5 years	19,673	6,331	26,004
Greater than 5 years	51,944	3,999	55,943
Total	90,931	18,030	108,961
Netting	(72,412)	(8,019)	(80,431)
Net credit exposure	$18,519	$10,011	$28,530
As of December 2022
Less than 1 year	$23,112	$8,812	$31,924
1 – 5 years	26,627	8,355	34,982
Greater than 5 years	58,354	4,342	62,696
Total	108,093	21,509	129,602
Netting	(83,531)	(8,495)	(92,026)
Net credit exposure	$24,562	$13,014	$37,576
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

	Investment-Grade
$ in millions	AAA	AA	A	BBB	Total
As of December 2023
Less than 1 year	$583	$4,383	$7,718	$6,630	$19,314
1 – 5 years	1,226	4,850	6,755	6,842	19,673
Greater than 5 years	5,963	13,417	15,507	17,057	51,944
Total	7,772	22,650	29,980	30,529	90,931
Netting	(5,308)	(18,364)	(25,470)	(23,270)	(72,412)
Net credit exposure	$2,464	$4,286	$4,510	$7,259	$18,519
As of December 2022
Less than 1 year	$521	$2,113	$10,516	$9,962	$23,112
1 – 5 years	1,684	5,383	9,057	10,503	26,627
Greater than 5 years	5,594	16,063	21,060	15,637	58,354
Total	7,799	23,559	40,633	36,102	108,093
Netting	(5,025)	(20,582)	(31,956)	(25,968)	(83,531)
Net credit exposure	$2,774	$2,977	$8,677	$10,134	$24,562
			Non-Investment-Grade / Unrated
$ in millions			≤ BB	Unrated	Total
As of December 2023
Less than 1 year			$7,274	$426	$7,700
1 – 5 years			6,244	87	6,331
Greater than 5 years			3,887	112	3,999
Total			17,405	625	18,030
Netting			(7,975)	(44)	(8,019)
Net credit exposure			$9,430	$581	$10,011
As of December 2022
Less than 1 year			$8,245	$567	$8,812
1 – 5 years			8,150	205	8,355
Greater than 5 years			4,232	110	4,342
Total			20,627	882	21,509
Netting			(8,436)	(59)	(8,495)
Net credit exposure			$12,191	$823	$13,014
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
The table below presents our loans and lending commitments.

$ in millions	Loans	Lending Commitments	Total
As of December 2023
Corporate	$35,874	$144,463	$180,337
Commercial real estate	26,028	3,440	29,468
Residential real estate	25,388	1,471	26,859
Securities-based	14,621	691	15,312
Other collateralized	62,225	23,731	85,956
Consumer:
Installment	3,298	2,250	5,548
Credit cards	19,361	70,824	90,185
Other	1,613	888	2,501
Total	$188,408	$247,758	$436,166
Allowance for loan losses	$(5,050)	$(620)	$(5,670)
As of December 2022
Corporate	$40,135	$139,718	$179,853
Commercial real estate	28,879	4,271	33,150
Residential real estate	23,035	3,192	26,227
Securities-based	16,671	508	17,179
Other collateralized	51,702	14,407	66,109
Consumer:
Installment	6,326	1,882	8,208
Credit cards	15,820	62,216	78,036
Other	2,261	944	3,205
Total	$184,829	$227,138	$411,967
Allowance for loan losses	$(5,543)	$(774)	$(6,317)
In the table above, lending commitments excluded $5.81 billion as of December 2023 and $4.85 billion as of December 2022 related to issued letters of credit which are classified as guarantees in our consolidated financial statements. See Note 18 to the consolidated financial statements for further information about guarantees.
See Note 9 to the consolidated financial statements for information about net charge-offs on wholesale and consumer loans, as well as past due and nonaccrual loans accounted for at amortized cost.

112	Goldman Sachs 2023 Form 10-K

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

$ in millions	Loans	Lending Commitments	Total
As of December 2023
Corporate	$35,874	$144,463	$180,337

Industry
Consumer & Retail	11%	13%	12%
Diversified Industrials	17%	20%	20%
Financial Institutions	8%	9%	9%
Funds	4%	3%	3%
Healthcare	9%	11%	10%
Natural Resources & Utilities	8%	18%	16%
Real Estate	13%	5%	7%
Technology, Media & Telecommunications	25%	20%	21%
Other (including Special Purpose Vehicles)	5%	1%	2%
Total	100%	100%	100%

Region
Americas	63%	77%	74%
EMEA	29%	22%	23%
Asia	8%	1%	3%
Total	100%	100%	100%

Credit Quality (Credit Rating Equivalent)
AAA	–	1%	1%
AA	1%	5%	4%
A	5%	20%	17%
BBB	20%	41%	37%
BB or lower	74%	33%	41%
Total	100%	100%	100%

As of December 2022
Corporate	$40,135	$139,718	$179,853

Industry
Consumer & Retail	10%	13%	12%
Diversified Industrials	18%	18%	18%
Financial Institutions	7%	8%	8%
Funds	3%	4%	4%
Healthcare	10%	12%	12%
Natural Resources & Utilities	9%	18%	16%
Real Estate	11%	5%	7%
Technology, Media & Telecommunications	26%	20%	21%
Other (including Special Purpose Vehicles)	6%	2%	2%
Total	100%	100%	100%

Region
Americas	57%	77%	73%
EMEA	34%	21%	24%
Asia	9%	2%	3%
Total	100%	100%	100%

Credit Quality (Credit Rating Equivalent)
AAA	–	2%	1%
AA	1%	5%	4%
A	5%	21%	18%
BBB	19%	38%	34%
BB or lower	75%	34%	43%
Total	100%	100%	100%
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

$ in millions	Loans	Lending Commitments	Total
As of December 2023
Commercial Real Estate	$26,028	$3,440	$29,468

Region
Americas	80%	74%	79%
EMEA	17%	25%	18%
Asia	3%	1%	3%
Total	100%	100%	100%

Credit Quality (Credit Rating Equivalent)
Investment-grade	47%	46%	47%
Non-investment-grade	52%	54%	52%
Unrated	1%	–	1%
Total	100%	100%	100%

As of December 2022
Commercial Real Estate	$28,879	$4,271	$33,150

Region
Americas	79%	74%	78%
EMEA	16%	17%	16%
Asia	5%	9%	6%
Total	100%	100%	100%

Credit Quality (Credit Rating Equivalent)
Investment-grade	42%	35%	41%
Non-investment-grade	58%	64%	59%
Unrated	–	1%	–
Total	100%	100%	100%
In the table above:
•The concentration of loans and lending commitments by asset class as of December 2023 was 42% for warehouse and other indirect, 13% for multifamily, 12% for industrials, 7% for office, 7% for hospitality, 7% for mixed use and 12% for other asset classes.
•The net charge-off ratio for commercial real estate loans was 0.7% for 2023. The net charge-off ratio is calculated by dividing net charge-offs by average gross loans accounted for at amortized cost.
In addition, we also have credit exposure to commercial real estate loans held for securitization of $119 million as of both December 2023 and December 2022. Such loans are included in trading assets in our consolidated balance sheets.

Goldman Sachs 2023 Form 10-K	113

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
Residential Real Estate. Residential real estate loans and lending commitments are primarily extended to wealth management clients and to clients who warehouse assets that are directly or indirectly secured by residential real estate. In addition, residential real estate includes loans purchased by us.
Beginning in the fourth quarter of 2023, we began to assess the credit quality of all U.S. residential mortgage loans extended to wealth management clients using FICO credit scores, loan-to-value ratios and delinquency, instead of an internal credit rating, as we believe that these metrics better reflect the credit quality of such loans. In the table below, prior period amounts have been conformed to reflect the current methodology. The impact to residential real estate loans as of December 2022 was a decrease in loans and lending commitments classified as investment-grade of $2.5 billion (loans of $2.5 billion and lending commitments of $7 million), a decrease in loans and lending commitments classified as non-investment-grade of $2.9 billion (loans of $2.7 billion and lending commitments of $208 million) and an increase in other metrics of $5.4 billion (loans of $5.2 billion and lending commitments of $215 million).
The table below presents our credit exposure from residential real estate loans and lending commitments, and the concentration by region, internally determined public rating agency equivalents and other credit metrics.

$ in millions	Loans	Lending Commitments	Total
As of December 2023
Residential Real Estate	$25,388	$1,471	$26,859

Region
Americas	95%	93%	95%
EMEA	4%	7%	4%
Asia	1%	–	1%
Total	100%	100%	100%

Credit Quality (Credit Rating Equivalent)
Investment-grade	42%	56%	43%
Non-investment-grade	13%	25%	13%
Other metrics	45%	16%	43%
Unrated	–	3%	1%
Total	100%	100%	100%

As of December 2022
Residential Real Estate	$23,035	$3,192	$26,227

Region
Americas	96%	93%	95%
EMEA	3%	7%	4%
Asia	1%	–	1%
Total	100%	100%	100%

Credit Quality (Credit Rating Equivalent)
Investment-grade	41%	63%	44%
Non-investment-grade	13%	29%	15%
Other metrics	46%	8%	41%
Total	100%	100%	100%

In the table above:
•Credit exposure included loans and lending commitments of $14.45 billion as of December 2023 and $14.62 billion as of December 2022 which are extended to clients who warehouse assets that are directly or indirectly secured by residential real estate.
•Substantially all residential real estate loans included in the other metrics category consists of loans extended to wealth management clients. As of both December 2023 and December 2022, substantially all of such loans had a loan-to-value ratio of less than 80% and were performing in accordance with the contractual terms. Additionally, as of both December 2023 and December 2022, the vast majority of such loans had a FICO credit score of greater than 740.
In addition, we also have credit exposure to residential real estate loans held for securitization of $7.65 billion as of December 2023 and $8.07 billion as of December 2022. Such loans are included in trading assets in our consolidated balance sheets.

114	Goldman Sachs 2023 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
Securities-Based. Securities-based includes loans and lending commitments that are secured by stocks, bonds, mutual funds, and exchange-traded funds. These loans and commitments are primarily extended to our wealth management clients and used for purposes other than purchasing, carrying or trading margin stocks. Securities-based loans require borrowers to post additional collateral based on changes in the underlying collateral’s fair value.
The table below presents our credit exposure from securities-based loans and lending commitments, and the concentration by region, internally determined public rating agency equivalents and other credit metrics.

$ in millions	Loans	Lending Commitments	Total
As of December 2023
Securities-based	$14,621	$691	$15,312

Region
Americas	79%	98%	80%
EMEA	20%	2%	19%
Asia	1%	–	1%
Total	100%	100%	100%

Credit Quality (Credit Rating Equivalent)
Investment-grade	75%	25%	73%
Non-investment-grade	4%	2%	4%
Other metrics	21%	73%	23%
Total	100%	100%	100%

As of December 2022
Securities-based	$16,671	$508	$17,179

Region
Americas	83%	98%	83%
EMEA	15%	2%	15%
Asia	2%	–	2%
Total	100%	100%	100%

Credit Quality (Credit Rating Equivalent)
Investment-grade	77%	18%	76%
Non-investment-grade	5%	2%	4%
Other metrics	18%	80%	20%
Total	100%	100%	100%
In the table above, substantially all securities-based loans included in the other metrics category had a loan-to-value ratio of less than 80% and were performing in accordance with the contractual terms as of both December 2023 and December 2022.

Other Collateralized. Other collateralized includes loans and lending commitments that are backed by specific collateral (other than securities and real estate). Such loans and lending commitments are extended to clients who warehouse assets that are directly or indirectly secured by corporate loans, consumer loans and other assets. Other collateralized also includes loans and lending commitments to investment funds (managed by third parties) that are collateralized by capital commitments of the funds’ investors or assets held by the fund, as well as other secured loans and lending commitments extended to our wealth management clients.
The table below presents our credit exposure from other collateralized loans and lending commitments, and the concentration by region, internally determined public rating agency equivalents and other credit metrics.

$ in millions	Loans	Lending Commitments	Total
As of December 2023
Other Collateralized	$62,225	$23,731	$85,956

Region
Americas	89%	94%	90%
EMEA	10%	5%	9%
Asia	1%	1%	1%
Total	100%	100%	100%

Credit Quality (Credit Rating Equivalent)
Investment-grade	78%	80%	79%
Non-investment-grade	21%	18%	20%
Unrated	1%	2%	1%
Total	100%	100%	100%

As of December 2022
Other Collateralized	$51,702	$14,407	$66,109

Region
Americas	86%	93%	87%
EMEA	12%	7%	11%
Asia	2%	–	2%
Total	100%	100%	100%

Credit Quality (Credit Rating Equivalent)
Investment-grade	83%	83%	83%
Non-investment-grade	16%	14%	16%
Other metrics	1%	–	–
Unrated	–	3%	1%
Total	100%	100%	100%
In the table above, credit exposure included loans and lending commitments extended to clients who warehouse assets of $21.78 billion as of December 2023 and $16.89 billion as of December 2022.

Goldman Sachs 2023 Form 10-K	115

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

$ in millions	Installment
As of December 2023
Loans, gross	$3,298

California	8%
Texas	8%
Florida	7%
New York	5%
New Jersey	5%
Other	67%
Total	100%

As of December 2022
Loans, gross	$6,326

California	10%
Texas	9%
Florida	7%
New York	6%
Illinois	4%
Other	64%
Total	100%

$ in millions	Credit Cards
As of December 2023
Loans, gross	$19,361

California	17%
Texas	9%
Florida	8%
New York	8%
Illinois	4%
Other	54%
Total	100%

As of December 2022
Loans, gross	$15,820

California	16%
Texas	9%
New York	8%
Florida	8%
Illinois	4%
Other	55%
Total	100%
In addition, we had credit exposure of $2.25 billion as of December 2023 and $1.88 billion as of December 2022 related to our commitments to provide unsecured installment loans to consumers.
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

$ in millions	Loans	Lending Commitments	Total
As of December 2023
Other	$1,613	$888	$2,501
Region
Americas	97%	100%	98%
EMEA	3%	–	2%
Total	100%	100%	100%
Credit Quality (Credit Rating Equivalent)
Investment-grade	61%	87%	70%
Non-investment-grade	9%	13%	11%
Other metrics	30%	–	19%
Total	100%	100%	100%
As of December 2022
Other	$2,261	$944	$3,205
Region
Americas	89%	99%	92%
EMEA	11%	1%	8%
Total	100%	100%	100%
Credit Quality (Credit Rating Equivalent)
Investment-grade	47%	93%	60%
Non-investment-grade	26%	7%	21%
Other metrics	27%	–	19%
Total	100%	100%	100%
In the table above, other metrics primarily includes consumer and credit card loans purchased by us. Our risk assessment process for such loans includes reviewing certain key metrics, such as expected cash flows, delinquency status and other risk factors.
In addition, we also have credit exposure to other loans held for securitization of $1.22 billion as of December 2023 and $1.76 billion as of December 2022. Such loans are included in trading assets in our consolidated balance sheets.
Credit Hedges. We seek to mitigate the credit risk associated with our lending activities by obtaining credit protection on certain loans and lending commitments through credit default swaps, both single-name and index-based contracts, and through the issuance of credit-linked notes.

116	Goldman Sachs 2023 Form 10-K

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

	As of December
$ in millions	2023	2022
Securities Financing Transactions	$40,201	$34,762

Industry
Financial Institutions	30%	43%
Funds	33%	23%
Municipalities & Nonprofit	7%	5%
Sovereign	29%	28%
Other (including Special Purpose Vehicles)	1%	1%
Total	100%	100%

Region
Americas	45%	47%
EMEA	38%	34%
Asia	17%	19%
Total	100%	100%

Credit Quality (Credit Rating Equivalent)
AAA	14%	20%
AA	31%	31%
A	38%	31%
BBB	7%	8%
BB or lower	10%	10%
Total	100%	100%
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

	As of December
$ in millions	2023	2022
Other Credit Exposures	$50,820	$48,916

Industry
Financial Institutions	80%	80%
Funds	13%	12%
Other (including Special Purpose Vehicles)	7%	8%
Total	100%	100%

Region
Americas	35%	41%
EMEA	54%	49%
Asia	11%	10%
Total	100%	100%

Credit Quality (Credit Rating Equivalent)
AAA	2%	7%
AA	57%	32%
A	26%	33%
BBB	6%	10%
BB or lower	8%	16%
Unrated	1%	2%
Total	100%	100%
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

Goldman Sachs 2023 Form 10-K	117

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
Country Exposures. The Russian invasion of Ukraine has negatively affected the global economy and increased macroeconomic uncertainty. We have significantly reduced our exposure to Russia and Ukraine and have substantially completed the wind down of our operations in Russia, which are now limited to those necessary to meet our remaining legal and regulatory obligations. The overall direct financial impact to our net revenues for 2023 from Russian and Ukrainian counterparties, borrowers, issuers and related instruments was not material. Our total credit exposure to Russian or Ukrainian counterparties or borrowers and our total market exposure relating to Russian or Ukrainian issuers was not material as of December 2023. See “Risk Factors” in Part I, Item 1A of this Form 10-K for further information about our risks related to Russia’s invasion of Ukraine.
Economic challenges persist for the Argentine government given uncertainty relating to its fiscal and economic policies. As of December 2023, our total credit exposure to Argentina was not material. Our total market exposure to Argentina as of December 2023 was $157 million, primarily to sovereign issuers. Such exposure consisted of $55 million related to debt, $32 million related to credit derivatives and $70 million related to equities.
In addition, economic and/or political uncertainties in Ethiopia, Lebanon, Pakistan, Sri Lanka and Venezuela have led to concerns about their financial stability. Our credit exposure to counterparties or borrowers and our market exposure to issuers relating to each of these countries was not material as of December 2023.
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

118	Goldman Sachs 2023 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
We seek to maintain a comprehensive control framework designed to provide a well-controlled environment to minimize operational risks. The Firmwide Operational Risk and Resilience Committee is responsible for overseeing operational risk and the operational resilience of our business.
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

Types of Operational Risks
Increased reliance on technology and third-party relationships has resulted in increased operational risks, such as third-party risk, business resilience risk and cybersecurity risk. See "Cybersecurity Risk Management" for information about our cybersecurity risk management process. We manage third-party and business resilience risks as follows:
Third-Party Risk. Third-party risk, including vendor risk, is the risk of an adverse impact due to reliance on third parties performing services or activities on our behalf. These risks may include legal, regulatory, information security, cybersecurity, reputational, operational or other risks inherent in engaging a third party. We identify, manage and report key third-party risks and conduct due diligence across multiple risk domains, including information security and cybersecurity, resilience and additional supply chain dependencies. We evaluate whether vendors design, implement, and maintain information security controls consistent with our security policies and standards. Vendors that access and process our information on their infrastructure external to our network are required to undergo an initial risk assessment, resulting in the assignment of a vendor inherent risk rating that is determined based on a number of factors, including the type of data stored and processed by a particular vendor. Subsequently, we conduct re-certifications at a depth and frequency that is commensurate with each vendor’s inherent risk rating as a component of our risk-based approach to vendor oversight. Vendors are required to agree to standard contractual provisions before receiving sensitive information from us. These provisions have specific information security control requirements, which apply to vendors that store, access, transmit or otherwise process sensitive information on our behalf. The Third-Party Risk Program monitors, reviews and reassesses third-party risks on an ongoing basis. See “Risk Factors” in Part I, Item 1A of this Form 10-K for further information about third-party risk.
Business Resilience Risk. Business resilience risk is the risk of disruption to our critical processes. We monitor threats and assess risks and seek to ensure our state of readiness in the event of a significant operational disruption to the normal operations of our critical functions or their dependencies, such as critical facilities, systems, third parties, data and/or personnel. Our resilience framework defines the fundamental principles for BCP and crisis management to ensure that critical functions can continue to operate in the event of a disruption. We seek to maintain a business continuity program that is comprehensive, consistent on a firmwide basis, and up-to-date, incorporating new information, including resilience capabilities. Our resilience assurance program encompasses testing of response and recovery strategies on a regular basis with the objective of minimizing and preventing significant operational disruptions. See “Business — Business Continuity and Information Security” in Part I, Item 1 of this Form 10-K for further information about business continuity.

Goldman Sachs 2023 Form 10-K	119

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
Cybersecurity Risk Management
Overview
Cybersecurity risk is the risk of compromising the confidentiality, integrity or availability of our data and systems, leading to an adverse impact to us, our reputation, our clients and/or the broader financial system. We seek to minimize the occurrence and impact of unauthorized access, disruption or use of information and/or information systems. We deploy and operate preventive and detective controls and processes to mitigate emerging and evolving information security and cybersecurity threats, including monitoring our network for known vulnerabilities and signs of unauthorized attempts to access our data and systems. There is increased information risk through diversification of our data across external service providers, including use of a variety of cloud-provided or -hosted services and applications. In addition, new AI technologies may increase the frequency and severity of cybersecurity attacks. See “Risk Factors” in Part I, Item 1A of this Form 10-K for further information about information and cybersecurity risk.
Cybersecurity Risk Management Process
Our cybersecurity risk management processes are integrated into our overall risk management processes described in the “Overview and Structure of Risk Management.” We have established an Information Security and Cybersecurity Program (the Cybersecurity Program), administered by Technology Risk within Engineering, and overseen by our CISO. This program is designed to identify, assess, document and mitigate threats, establish and evaluate compliance with information security mandates, adopt and apply our security control framework, and prevent, detect and respond to security incidents. The Cybersecurity Program is periodically reviewed and modified to respond to changing threats and conditions. A dedicated Operational Risk team, which reports to the chief risk officer, provides oversight and challenge of the Cybersecurity Program, independent of Technology Risk, and assesses the operating effectiveness of the program against industry standard frameworks and Board risk appetite-approved operational risk limits and thresholds.

Our process for managing cybersecurity risk includes the critical components of our risk management framework described in the “Overview and Structure of Risk Management,” as well as the following:
•Training and education, to enable our people to recognize information and cybersecurity concerns and respond accordingly;
•Identity and access management, including entitlement management and production access;
•Application and software security, including software change management, open source software, and backup and restoration;
•Infrastructure security, including monitoring our network for known vulnerabilities and signs of unauthorized attempts to access our data and systems;
•Mobile security, including mobile applications;
•Data security, including cryptography and encryption, database security, data erasure and media disposal;
•Cloud computing, including governance and security of cloud applications, and software-as-a-service data onboarding;
•Technology operations, including change management, incident management, capacity and resilience; and
•Third-party risk management, including vendor management and governance, and cybersecurity and business resiliency on vendor assessments.
In conjunction with third-party vendors and consultants, we perform risk assessments to gauge the performance of the Cybersecurity Program, to estimate our risk profile and to assess compliance with relevant regulatory requirements. We perform periodic assessments of control efficacy through our internal risk and control self-assessment process, as well as a variety of external technical assessments, including external penetration tests and “red team” engagements where third parties test our defenses. The results of these risk assessments, together with control performance findings, are used to establish priorities, allocate resources, and identify and improve controls. We use third parties, such as outside forensics firms, to augment our cyber incident response capabilities. We have a vendor management program that documents a risk-based framework for managing third-party vendor relationships. Information security risk management is built into our vendor management process, which covers vendor selection, onboarding, performance monitoring and risk management. See “Third-Party Risk” for further information about vendor risk.

120	Goldman Sachs 2023 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
During 2023, we did not identify any cybersecurity threats that have materially affected or are reasonably likely to materially affect our business strategy, results of operations or financial condition. Technology Risk monitors cybersecurity threats and risks from information security and cybersecurity matters on an ongoing basis, and allocates resources and directs operations in a manner designed to mitigate those risks. For example, in response to the proliferation of ransomware attacks reported globally over the past year, we have emphasized phishing training for our employees and allocated additional resources for business continuity. However, despite these efforts, we cannot eliminate all cybersecurity risks or provide assurances that we have not had occurrences of undetected cybersecurity incidents.
Governance
The Board, both directly and through its committees, including its Risk and Audit Committees, oversees our risk management policies and practices, including cybersecurity risks, and information security and cybersecurity matters. Our chief risk officer, chief information officer and chief technology officer, among others, periodically brief the Board on operational and technology risks, including cybersecurity risks, that we face. The Board also receives regular briefings from our CISO on a range of cybersecurity-related topics, including the status of our Cybersecurity Program, emerging cybersecurity threats, mitigation strategies and related regulatory engagements. In addition, these are topics on which various directors maintain an ongoing dialogue with our CISO, chief information officer and chief technology officer.
Our CISO is responsible for managing and implementing the Cybersecurity Program and reports directly to our chief information officer. Our CISO oversees our Technology Risk team, which assesses and manages material risks from cybersecurity threats, sets firmwide control requirements, assesses adherence to controls, and oversees incident detection and response.
In addition, we have a series of committees that oversee the implementation of our cybersecurity risk management strategy and framework. These committees are informed about cybersecurity incidents and risks by designated members of Technology Risk and Operational Risk, who periodically report to these committees about the Cybersecurity Program, including the efforts of the Technology Risk and Operational Risk teams to prevent, detect, mitigate and remediate incidents and threats. These committees enable formal escalation and reporting of risks, and our CISO and other members of Technology Risk provide regular briefings to these committees.
The following are the primary committees and steering groups that oversee our Cybersecurity Program:
•The Firmwide Operational Risk and Resilience Committee. See “Overview and Structure of Risk Management” for further information about this committee.
•The Firmwide Technology Risk Committee reviews matters related to the design, development, deployment and use of technology. This committee oversees cybersecurity matters, as well as technology risk management frameworks and methodologies, and monitors their effectiveness. This committee is chaired by our chief technology officer and reports to the Firmwide Operational Risk and Resilience Committee.
•The Engineering Risk Steering Group oversees Engineering risk decisions, monitors control performance and reviews approaches to comply with current and emerging regulation applicable to Engineering. This committee is chaired by our CISO (who also serves on the Firmwide Technology Risk Committee) and reports to the Firmwide Technology Risk Committee.
Our CISO, senior management within Technology Risk and Operational Risk, as well as management personnel overseeing the Cybersecurity Program, all have substantial relevant expertise in the areas of information security and cybersecurity risk management.
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

Goldman Sachs 2023 Form 10-K	121

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
Our process for managing capital risk includes independent review by Risk that assesses regulatory capital policies and related interpretations and escalates certain interpretations to senior management and/or the appropriate risk committee. This process also includes, among other things, independent review and validation of our regulatory capital calculations, analysis of the related documentation, independent testing and an assessment of the appropriateness of the calculations and their alignment with the relevant regulatory capital rules.

122	Goldman Sachs 2023 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
Climate-Related and Environmental Risk Management
We categorize climate-related and environmental risks into physical risk and transition risk. Physical risk is the risk that asset values may decline or operations may be disrupted as a result of changes in the climate, while transition risk is the risk that asset values may decline because of changes in climate policies or changes in the underlying economy due to decarbonization.
As a global financial institution, climate-related and environmental risks manifest in different ways across our businesses. We have continued to make significant enhancements to our climate risk management framework, including steps to further integrate climate risk into our broader risk management processes. We have integrated oversight of climate-related risks into our risk management governance structure, from senior management to our Board and its committees, including the Risk and Public Responsibilities Committees. The Risk Committee of the Board oversees firmwide financial and nonfinancial risks, which include climate risk, and, as part of its oversight, receives updates on our risk management approach to climate risk, including our approaches towards scenario analysis and integration into existing risk management processes. The Public Responsibilities Committee of the Board assists the Board in its oversight of our firmwide sustainability strategy and sustainability issues affecting us, including with respect to climate change. As part of its oversight, the Public Responsibilities Committee receives periodic updates on our sustainability strategy, and also periodically reviews our governance and related policies and processes for sustainability and climate change-related matters. Senior management within Risk, in coordination with senior management in both our revenue-producing units and our other independent risk oversight and control functions, is responsible for the development of the climate-related and environmental risk program. The objective of this program is to integrate climate-related and environmental risks into existing risk disciplines and business considerations, such as the integration of climate risk into our credit evaluation and underwriting processes for select industries.
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

Goldman Sachs 2023 Form 10-K	123

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
As of December 31, 2023, management conducted an assessment of the firm’s internal control over financial reporting based on the framework established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the firm’s internal control over financial reporting as of December 31, 2023 was effective.

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
The firm’s internal control over financial reporting as of December 31, 2023 has been audited by PricewaterhouseCoopers LLP (PCAOB ID 238), an independent registered public accounting firm, as stated in its report appearing below, which expresses an unqualified opinion on the effectiveness of the firm’s internal control over financial reporting as of December 31, 2023.

124	Goldman Sachs 2023 Form 10-K

Report of Independent Registered Public
Accounting Firm
To the Board of Directors and Shareholders of The Goldman Sachs Group, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of The Goldman Sachs Group, Inc. and its subsidiaries (the Company) as of December 31, 2023 and 2022, and the related consolidated statements of earnings, of comprehensive income, of changes in shareholders’ equity and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the COSO.

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

Goldman Sachs 2023 Form 10-K	125

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

Valuation of Certain Level 3 Financial Instruments
As described in Notes 4 and 5 to the consolidated financial statements, as of December 31, 2023, the Company carries financial instruments at fair value, which includes $25.1 billion of financial assets and $28.7 billion of financial liabilities classified in level 3 of the fair value hierarchy, as one or more inputs to the financial instrument’s valuation technique are significant and unobservable. Significant unobservable inputs used by management to value certain of the level 3 financial instruments included: market multiples, discount rates, and capitalization rates for equity securities; credit spreads for credit derivatives; and correlation for hybrid financial instruments.
The principal considerations for our determination that performing procedures relating to the valuation of certain level 3 financial instruments is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of certain level 3 financial instruments, (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence related to the aforementioned significant unobservable inputs used in the valuation of certain level 3 financial instruments, and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the valuation of financial instruments, including controls over the methods and significant unobservable inputs used in the valuation of certain level 3 financial instruments. These procedures also included, among others, testing the completeness and accuracy of data used by management, as well as (i) testing management’s process for developing the fair value estimate of certain level 3 financial instruments, (ii) evaluating the appropriateness of the techniques used by management, (iii) evaluating the reasonableness of the aforementioned significant unobservable inputs, and either (iv) the use of professionals with specialized skill and knowledge to assist in evaluating (a) the appropriateness of the techniques used by management and (b) the aforementioned significant unobservable inputs, or (v) the use of professionals with specialized skill and knowledge to assist in evaluating the reasonableness of management’s estimate by (a) evaluating the appropriateness of the techniques used by management and (b) developing an independent estimate of fair value for a sample of certain level 3 securities using independently determined assumptions, and comparing the independent range of prices to management’s estimate.

126	Goldman Sachs 2023 Form 10-K

Report of Independent Registered Public
Accounting Firm
Allowance for Loan Losses - Wholesale Loan Portfolio
As described in Note 9 to the consolidated financial statements, the Company’s allowance for loan losses for the wholesale loan portfolio reflects management’s estimate of loan losses over the remaining expected life of the loans and also considers forecasts of future economic conditions. As of December 31, 2023, $2.6 billion of the allowance for loan losses and $157.2 billion of the loans accounted for at amortized cost related to the wholesale loan portfolio. The allowance for loan losses for the wholesale loan portfolio is measured on a collective basis for loans that exhibit similar risk characteristics using a modeled approach and on an asset-specific basis for loans that do not share similar risk characteristics. In addition, it includes qualitative components to reflect the uncertain nature of economic forecasting, capture uncertainty regarding model inputs, and account for model imprecision and concentration risk. The wholesale models determine the probability of default and loss given default based on various risk factors, including internal credit ratings.
The principal considerations for our determination that performing procedures relating to the allowance for loan losses for the wholesale loan portfolio is a critical audit matter are (i) the significant judgment by management when developing the allowance for loan losses for the wholesale loan portfolio using the modeled approach, (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s determination of internal credit ratings used in the modeled approach, and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the Company’s allowance for loan losses for the wholesale loan portfolio, including controls over the determination of internal credit ratings. These procedures also included, among others, (i) testing management’s process for developing the allowance for loan losses for the wholesale loan portfolio using a modeled approach, (ii) evaluating the appropriateness of the modeled approach, (iii) testing the completeness and accuracy of data used in the modeled approach, and (iv) evaluating the reasonableness of the internal credit ratings used by management. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the modeled approach and (ii) the reasonableness of the internal credit ratings.
/s/ PricewaterhouseCoopers LLP
New York, New York
February 22, 2024
We have served as the Company’s auditor since 1922.

Goldman Sachs 2023 Form 10-K	127

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Earnings

	Year Ended December
in millions, except per share amounts	2023	2022	2021
Revenues
Investment banking	$6,218	$7,360	$14,136
Investment management	9,532	9,005	8,171
Commissions and fees	3,789	4,034	3,590
Market making	18,238	18,634	15,357
Other principal transactions	2,126	654	11,615
Total non-interest revenues	39,903	39,687	52,869

Interest income	68,515	29,024	12,120
Interest expense	62,164	21,346	5,650
Net interest income	6,351	7,678	6,470
Total net revenues	46,254	47,365	59,339
Provision for credit losses	1,028	2,715	357
Operating expenses
Compensation and benefits	15,499	15,148	17,719
Transaction based	5,698	5,312	4,710
Market development	629	812	553
Communications and technology	1,919	1,808	1,573
Depreciation and amortization	4,856	2,455	2,015
Occupancy	1,053	1,026	981
Professional fees	1,623	1,887	1,648
Other expenses	3,210	2,716	2,739
Total operating expenses	34,487	31,164	31,938

Pre-tax earnings	10,739	13,486	27,044
Provision for taxes	2,223	2,225	5,409
Net earnings	8,516	11,261	21,635
Preferred stock dividends	609	497	484
Net earnings applicable to common shareholders	$7,907	$10,764	$21,151

Earnings per common share
Basic	$23.05	$30.42	$60.25
Diluted	$22.87	$30.06	$59.45

Average common shares
Basic	340.8	352.1	350.5
Diluted	345.8	358.1	355.8

Consolidated Statements of Comprehensive Income

	Year Ended December
$ in millions	2023	2022	2021
Net earnings	$8,516	$11,261	$21,635
Other comprehensive income/(loss) adjustments, net of tax:
Currency translation	(62)	(47)	(42)
Debt valuation adjustment	(1,015)	1,403	322
Pension and postretirement liabilities	(76)	(172)	41
Available-for-sale securities	1,245	(2,126)	(955)
Other comprehensive income/(loss)	92	(942)	(634)
Comprehensive income	$8,608	$10,319	$21,001

The accompanying notes are an integral part of these consolidated financial statements.

128	Goldman Sachs 2023 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	As of December
$ in millions	2023	2022
Assets
Cash and cash equivalents	$241,577	$241,825
Collateralized agreements:
Securities purchased under agreements to resell (includes $223,543 and $225,117 at fair value)	223,805	225,117
Securities borrowed (includes $44,930 and $38,578 at fair value)	199,420	189,041
Customer and other receivables (includes $23 and $25 at fair value)	132,495	135,448
Trading assets (at fair value and includes $110,567 and $40,143 pledged as collateral)	477,510	301,245
Investments (includes $75,767 and $78,201 at fair value)	146,839	130,629
Loans (net of allowance of $5,050 and $5,543, and includes $6,506 and $7,655 at fair value)	183,358	179,286
Other assets (includes $366 and $145 at fair value)	36,590	39,208
Total assets	$1,641,594	$1,441,799

Liabilities and shareholders’ equity
Deposits (includes $29,460 and $15,746 at fair value)	$428,417	$386,665
Collateralized financings:
Securities sold under agreements to repurchase (at fair value)	249,887	110,349
Securities loaned (includes $8,934 and $4,372 at fair value)	60,483	30,727
Other secured financings (includes $12,554 and $12,756 at fair value)	13,194	13,946
Customer and other payables	230,728	262,045
Trading liabilities (at fair value)	200,355	191,324
Unsecured short-term borrowings (includes $46,127 and $39,731 at fair value)	75,945	60,961
Unsecured long-term borrowings (includes $86,410 and $73,147 at fair value)	241,877	247,138
Other liabilities (includes $266 and $159 at fair value)	23,803	21,455
Total liabilities	1,524,689	1,324,610
Commitments, contingencies and guarantees
Shareholders’ equity
Preferred stock; aggregate liquidation preference of $11,203 and $10,703	11,203	10,703
Common stock; 922,895,030 and 917,815,030 shares issued, and 323,376,354 and 334,918,639 shares outstanding	9	9
Share-based awards	5,121	5,696
Nonvoting common stock; no shares issued and outstanding	–	–
Additional paid-in capital	60,247	59,050
Retained earnings	143,688	139,372
Accumulated other comprehensive loss	(2,918)	(3,010)
Stock held in treasury, at cost; 599,518,678 and 582,896,393 shares	(100,445)	(94,631)
Total shareholders’ equity	116,905	117,189
Total liabilities and shareholders’ equity	$1,641,594	$1,441,799

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs 2023 Form 10-K	129

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Shareholders’ Equity

	Year Ended December
$ in millions	2023	2022	2021
Preferred stock
Beginning balance	$10,703	$10,703	$11,203
Issued	1,500	–	2,175
Redeemed	(1,000)	–	(2,675)
Ending balance	11,203	10,703	10,703
Common stock
Beginning balance	9	9	9
Issued	–	–	–
Ending balance	9	9	9
Share-based awards
Beginning balance	5,696	4,211	3,468
Issuance and amortization of share-based awards	2,098	4,110	2,527
Delivery of common stock underlying share-based awards	(2,504)	(2,468)	(1,626)
Forfeiture of share-based awards	(169)	(157)	(158)
Ending balance	5,121	5,696	4,211
Additional paid-in capital
Beginning balance	59,050	56,396	55,679
Delivery of common stock underlying share-based awards	2,549	2,516	1,678
Cancellation of share-based awards in satisfaction of withholding tax requirements	(1,345)	(1,591)	(984)
Preferred stock issuance costs	5	–	24
Issuance of common stock in connection with acquisition	–	1,730	–
Other	(12)	(1)	(1)
Ending balance	60,247	59,050	56,396
Retained earnings
Beginning balance	139,372	131,811	112,947
Net earnings	8,516	11,261	21,635
Dividends and dividend equivalents declared on common stock and share-based awards	(3,591)	(3,203)	(2,287)
Dividends declared on preferred stock	(599)	(497)	(443)
Preferred stock redemption premium	(10)	–	(41)
Ending balance	143,688	139,372	131,811
Accumulated other comprehensive income/(loss)
Beginning balance	(3,010)	(2,068)	(1,434)
Other comprehensive income/(loss)	92	(942)	(634)
Ending balance	(2,918)	(3,010)	(2,068)
Stock held in treasury, at cost
Beginning balance	(94,631)	(91,136)	(85,940)
Repurchased	(5,796)	(3,500)	(5,200)
Reissued	29	20	11
Other	(47)	(15)	(7)
Ending balance	(100,445)	(94,631)	(91,136)
Total shareholders’ equity	$116,905	$117,189	$109,926

The accompanying notes are an integral part of these consolidated financial statements.

130	Goldman Sachs 2023 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Year Ended December
$ in millions	2023	2022	2021
Cash flows from operating activities
Net earnings	$8,516	$11,261	$21,635
Adjustments to reconcile net earnings to net cash provided by/(used for) operating activities
Depreciation and amortization	4,856	2,455	2,015
Deferred income taxes	(1,360)	(2,412)	5
Share-based compensation	2,085	4,083	2,348
Provision for credit losses	1,028	2,715	357
Changes in operating assets and liabilities:
Customer and other receivables and payables, net	(28,219)	35,014	21,971
Collateralized transactions (excluding other secured financings), net	160,227	(100,996)	(70,058)
Trading assets	(163,807)	45,278	15,232
Trading liabilities	5,751	8,062	26,616
Loans held for sale, net	1,635	3,161	(5,556)
Other, net	(3,299)	87	(8,267)
Net cash provided by/(used for) operating activities	(12,587)	8,708	6,298
Cash flows from investing activities
Purchase of property, leasehold improvements and equipment	(2,316)	(3,748)	(4,667)
Proceeds from sales of property, leasehold improvements and equipment	3,278	2,706	3,933
Net cash received from/(used for) business dispositions or acquisitions	487	(2,115)	–
Purchase of investments	(40,256)	(60,536)	(39,912)
Proceeds from sales and paydowns of investments	26,848	12,961	45,701
Loans (excluding loans held for sale), net	(5,353)	(25,228)	(35,520)
Net cash used for investing activities	(17,312)	(75,960)	(30,465)
Cash flows from financing activities
Unsecured short-term borrowings, net	2,050	321	2,137
Other secured financings (short-term), net	673	(2,283)	(1,320)
Proceeds from issuance of other secured financings (long-term)	3,047	1,800	4,795
Repayment of other secured financings (long-term), including the current portion	(3,570)	(3,407)	(6,590)
Proceeds from issuance of unsecured long-term borrowings	47,153	84,522	92,717
Repayment of unsecured long-term borrowings, including the current portion	(54,066)	(42,806)	(52,608)
Derivative contracts with a financing element, net	3,280	1,797	1,121
Deposits, net	39,723	28,074	103,538
Preferred stock redemption	(1,000)	–	(2,675)
Common stock repurchased	(5,796)	(3,500)	(5,200)
Settlement of share-based awards in satisfaction of withholding tax requirements	(1,345)	(1,595)	(985)
Dividends and dividend equivalents paid on common stock, preferred stock and share-based awards	(4,189)	(3,682)	(2,725)
Proceeds from issuance of preferred stock, net of issuance costs	1,496	–	2,172
Other financing, net	344	361	361
Net cash provided by financing activities	27,800	59,602	134,738
Effect of exchange rate changes on cash and cash equivalents	1,851	(11,561)	(5,377)
Net increase/(decrease) in cash and cash equivalents	(248)	(19,211)	105,194
Cash and cash equivalents, beginning balance	241,825	261,036	155,842
Cash and cash equivalents, ending balance	$241,577	$241,825	$261,036

Supplemental disclosures:
Cash payments for interest, net of capitalized interest	$60,026	$19,022	$5,521
Cash payments for income taxes, net	$2,389	$4,555	$6,195
See Notes 9, 12 and 16 for information about non-cash activities.

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs 2023 Form 10-K	131

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

Asset & Wealth Management
The firm manages assets and offers investment products across all major asset classes to a diverse set of clients, both institutional and individuals, including through a network of third-party distributors around the world. The firm also provides investing and wealth advisory solutions, including financial planning and counseling, and executing brokerage transactions for wealth management clients. During 2023, the firm sold its Personal Financial Management (PFM) business. The firm issues loans to wealth management clients, accepts deposits through its consumer banking digital platform, Marcus by Goldman Sachs (Marcus), and through its private bank, and provides investing services through Marcus Invest to U.S. customers. The firm has also issued unsecured loans to consumers through Marcus. During 2023, the firm completed the sale of substantially all of this portfolio. The firm makes equity investments, which include investing activities related to public and private equity investments in corporate, real estate and infrastructure assets, as well as investments through consolidated investment entities (CIEs), substantially all of which are engaged in real estate investment activities. The firm also invests in debt instruments and engages in lending activities to middle-market clients, and provides financing for real estate and other assets.
Platform Solutions
The firm issues credit cards through partnership arrangements and provides point-of-sale financing through GreenSky Holdings, LLC (GreenSky) to consumers. The firm also accepts deposits from Apple Card customers. In addition, the firm provides transaction banking and other services, including cash management services, such as deposit-taking and payment solutions for corporate and institutional clients. In the fourth quarter of 2023, the firm entered into an agreement to sell GreenSky, which is expected to close in the first quarter of 2024, and also completed the sale of a majority of the GreenSky installment loan portfolio. In the fourth quarter of 2023, the firm also entered into an agreement with General Motors (GM) regarding a process to transition their credit card program to another issuer to be selected by GM.

132	Goldman Sachs 2023 Form 10-K

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
All references to 2023, 2022 and 2021 refer to the firm’s years ended, or the dates, as the context requires, December 31, 2023, December 31, 2022 and December 31, 2021, respectively. Any reference to a future year refers to a year ending on December 31 of that year. Certain reclassifications have been made to previously reported amounts to conform to the current presentation.

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

Fair Value Measurements	Note 4
Fair Value Hierarchy	Note 5
Trading Assets and Liabilities	Note 6
Derivatives and Hedging Activities	Note 7
Investments	Note 8
Loans	Note 9
Fair Value Option	Note 10
Collateralized Agreements and Financings	Note 11
Other Assets	Note 12
Deposits	Note 13
Unsecured Borrowings	Note 14
Other Liabilities	Note 15
Securitization Activities	Note 16
Variable Interest Entities	Note 17
Commitments, Contingencies and Guarantees	Note 18
Shareholders’ Equity	Note 19
Regulation and Capital Adequacy	Note 20
Earnings Per Common Share	Note 21
Transactions with Affiliated Funds	Note 22
Interest Income and Interest Expense	Note 23
Income Taxes	Note 24
Business Segments	Note 25
Credit Concentrations	Note 26
Legal Proceedings	Note 27
Employee Benefit Plans	Note 28
Employee Incentive Plans	Note 29
Parent Company	Note 30

Goldman Sachs 2023 Form 10-K	133

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

134	Goldman Sachs 2023 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Revenue from Contracts with Clients. The firm recognizes revenue earned from contracts with clients for services, such as investment banking, investment management, and execution and clearing (contracts with clients), when the performance obligations related to the underlying transaction are completed.
Revenues from contracts with clients represent approximately 45% of total non-interest revenues for 2023 (including approximately 85% of investment banking revenues, approximately 95% of investment management revenues and all commissions and fees), approximately 50% of total non-interest revenues for 2022 (including approximately 85% of investment banking revenues, approximately 95% of investment management revenues and all commissions and fees), and approximately 45% of total non-interest revenues for 2021 (including approximately 90% of both investment banking revenues and investment management revenues, and all commissions and fees). See Note 25 for information about net revenues by business segment.
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

Goldman Sachs 2023 Form 10-K	135

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
The firm is able to determine the future revenues associated with management fees calculated based on committed capital. As of December 2023, substantially all future net revenues associated with such remaining performance obligations will be recognized through 2032. Annual revenues associated with such performance obligations average less than $300 million through 2032.
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
Cash and Cash Equivalents
The firm defines cash equivalents as highly liquid overnight deposits held in the ordinary course of business. Cash and cash equivalents included cash and due from banks of $7.93 billion as of December 2023 and $7.87 billion as of December 2022. Cash and cash equivalents also included interest-bearing deposits with banks of $233.65 billion as of December 2023 and $233.96 billion as of December 2022.
The firm segregates cash for regulatory and other purposes related to client activity. Cash and cash equivalents segregated for regulatory and other purposes were $17.08 billion as of December 2023 and $16.94 billion as of December 2022. In addition, the firm segregates securities for regulatory and other purposes related to client activity. See Note 11 for further information about segregated securities.
Customer and Other Receivables
Customer and other receivables included receivables from customers and counterparties of $90.16 billion as of December 2023 and $67.88 billion as of December 2022, and receivables from brokers, dealers and clearing organizations of $42.33 billion as of December 2023 and $67.57 billion as of December 2022. Such receivables primarily consist of customer margin loans, collateral posted in connection with certain derivative transactions, and receivables resulting from unsettled transactions.
Substantially all of these receivables are accounted for at amortized cost net of any allowance for credit losses, which generally approximates fair value. As these receivables are not accounted for at fair value, they are not included in the firm’s fair value hierarchy in Notes 4 and 5. Had these receivables been included in the firm’s fair value hierarchy, substantially all would have been classified in level 2 as of both December 2023 and December 2022. See Note 10 for further information about customer and other receivables accounted for at fair value under the fair value option. Interest on customer and other receivables is recognized over the life of the transaction and included in interest income.
Customer and other receivables includes receivables from contracts with clients and contract assets. Contract assets represent the firm’s right to receive consideration for services provided in connection with its contracts with clients for which collection is conditional and not merely subject to the passage of time. The firm’s receivables from contracts with clients were $3.59 billion as of December 2023 and $3.01 billion as of December 2022. As of both December 2023 and December 2022, contract assets were not material.

136	Goldman Sachs 2023 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Customer and Other Payables
Customer and other payables included payables to customers and counterparties of $220.71 billion as of December 2023 and $238.12 billion as of December 2022, and payables to brokers, dealers and clearing organizations of $10.02 billion as of December 2023 and $23.93 billion as of December 2022. Such payables primarily consist of customer credit balances related to the firm’s prime brokerage activities. Customer and other payables are accounted for at cost plus accrued interest, which generally approximates fair value. As these payables are not accounted for at fair value, they are not included in the firm’s fair value hierarchy in Notes 4 and 5. Had these payables been included in the firm’s fair value hierarchy, substantially all would have been classified in level 2 as of both December 2023 and December 2022. Interest on customer and other payables is recognized over the life of the transaction and included in interest expense.
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

Goldman Sachs 2023 Form 10-K	137

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
Troubled Debt Restructurings and Vintage Disclosures (ASC 326). In March 2022, the FASB issued ASU No. 2022-02, “Financial Instruments — Credit Losses (Topic 326) — Troubled Debt Restructurings and Vintage Disclosures.” This ASU eliminates the recognition and measurement guidance for troubled debt restructurings (TDRs) and requires enhanced disclosures about loan modifications for borrowers experiencing financial difficulty. This ASU also requires enhanced disclosure for loans that have been charged off. This ASU became effective in January 2023 under a prospective approach. Adoption of this ASU did not have a material impact on the firm’s consolidated financial statements.
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
Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions (ASC 820). In June 2022, the FASB issued ASU No. 2022-03, “Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions.” This ASU clarifies that a contractual restriction on the sale of an equity security should not be considered in measuring its fair value. In addition, the ASU requires specific disclosures related to equity securities that are subject to contractual sale restrictions. This ASU became effective in January 2024 under a prospective approach. Adoption of this ASU did not have a material impact on the firm’s consolidated financial statements.

Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method (ASC 323). In March 2023, the FASB issued ASU No. 2023-02, “Investments — Equity Method and Joint Ventures (Topic 323) — Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method.” This ASU expands the proportional amortization method election currently associated with low-income housing tax credits to other qualifying tax credits and requires incremental disclosures for programs in which the proportional amortization method is elected. This ASU became effective in January 2024 under a modified retrospective approach. Adoption of this ASU did not have a material impact on the firm’s consolidated financial statements.
Improvements to Reportable Segment Disclosures (ASC 280). In November 2023, the FASB issued ASU No. 2023-07, “Improvements to Reportable Segment Disclosures.” This ASU requires enhanced disclosures primarily about significant segment expenses that are regularly provided to the chief operating decision maker. This ASU is effective for annual periods beginning after December 15, 2023, and interim periods beginning after December 15, 2024 under a retrospective approach. Early adoption is permitted. Since this ASU only requires additional disclosures, adoption of this ASU will not have an impact on the firm’s financial condition, results of operations or cash flows.
Improvements to Income Tax Disclosures (ASC 740). In December 2023, the FASB issued ASU No. 2023-09, “Improvements to Income Tax Disclosures.” This ASU requires incremental disclosures primarily related to the reconciliation of the statutory income tax rate to the effective income tax rate, as well as income taxes paid. This ASU is effective for annual periods beginning after December 15, 2024 under a prospective approach with the option to apply it retrospectively. Early adoption is permitted. Since this ASU only requires additional disclosures, adoption of this ASU will not have an impact on the firm’s financial condition, results of operations or cash flows.

138	Goldman Sachs 2023 Form 10-K

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

The table below presents financial assets and liabilities carried at fair value.

	As of December
$ in millions	2023	2022
Total level 1 financial assets	$332,549	$194,698
Total level 2 financial assets	519,130	485,134
Total level 3 financial assets	25,100	26,048
Investments in funds at NAV	3,000	2,941
Counterparty and cash collateral netting	(51,134)	(57,855)
Total financial assets at fair value	$828,645	$650,966

Total assets	$1,641,594	$1,441,799

Total level 3 financial assets divided by:
Total assets	1.5%	1.8%
Total financial assets at fair value	3.0%	4.0%

Total level 1 financial liabilities	$125,715	$119,578
Total level 2 financial liabilities	523,709	353,060
Total level 3 financial liabilities	28,704	22,830
Counterparty and cash collateral netting	(44,135)	(47,884)
Total financial liabilities at fair value	$633,993	$447,584

Total liabilities	$1,524,689	$1,324,610

Total level 3 financial liabilities divided by:
Total liabilities	1.9%	1.7%
Total financial liabilities at fair value	4.5%	5.1%
In the table above:
•Counterparty netting among positions classified in the same level is included in that level.
•Counterparty and cash collateral netting represents the impact on derivatives of netting across levels.
The table below presents a summary of level 3 financial assets.

	As of December
$ in millions	2023	2022
Trading assets:
Trading cash instruments	$1,791	$1,734
Derivatives	5,161	5,461
Investments	17,138	16,942
Loans	823	1,837
Other assets	187	74
Total	$25,100	$26,048
Level 3 financial assets as of December 2023 decreased compared with December 2022, primarily reflecting a decrease in level 3 loans and derivatives, partially offset by an increase in level 3 investments. See Note 5 for further information about level 3 financial assets (including information about unrealized gains and losses related to level 3 financial assets and transfers into and out of level 3).

Goldman Sachs 2023 Form 10-K	139

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

140	Goldman Sachs 2023 Form 10-K

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

Goldman Sachs 2023 Form 10-K	141

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

142	Goldman Sachs 2023 Form 10-K

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

Goldman Sachs 2023 Form 10-K	143

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 5.
Fair Value Hierarchy
Financial assets and liabilities at fair value includes trading cash instruments, derivatives, and certain investments, loans and other financial assets and liabilities at fair value.
Trading Cash Instruments
Fair Value by Level. The table below presents trading cash instruments by level within the fair value hierarchy.

$ in millions	Level 1	Level 2	Level 3	Total
As of December 2023
Assets
Government and agency obligations:
U.S.	$85,190	$58,862	$–	$144,052
Non-U.S.	61,981	25,702	91	87,774
Loans and securities backed by:
Commercial real estate	–	916	45	961
Residential real estate	–	8,940	99	9,039
Corporate debt instruments	177	37,883	1,415	39,475
State and municipal obligations	–	371	–	371
Other debt obligations	80	2,086	37	2,203
Equity securities	135,032	1,739	103	136,874
Commodities	–	5,640	1	5,641
Total	$282,460	$142,139	$1,791	$426,390

Liabilities
Government and agency obligations:
U.S.	$(26,400)	$(32)	$–	$(26,432)
Non-U.S.	(50,825)	(2,343)	–	(53,168)
Loans and securities backed by:
Commercial real estate	–	(27)	–	(27)
Residential real estate	–	(5)	–	(5)
Corporate debt instruments	(124)	(15,317)	(70)	(15,511)
Equity securities	(48,347)	(37)	(8)	(48,392)
Commodities	–	(66)	–	(66)
Total	$(125,696)	$(17,827)	$(78)	$(143,601)

As of December 2022
Assets
Government and agency obligations:
U.S.	$75,598	$31,783	$–	$107,381
Non-U.S.	22,794	15,238	67	38,099
Loans and securities backed by:
Commercial real estate	–	1,135	66	1,201
Residential real estate	–	9,706	88	9,794
Corporate debt instruments	249	27,555	1,238	29,042
State and municipal obligations	–	707	20	727
Other debt obligations	27	2,349	153	2,529
Equity securities	44,909	2,141	100	47,150
Commodities	–	5,907	2	5,909
Total	$143,577	$96,521	$1,734	$241,832

Liabilities
Government and agency obligations:
U.S.	$(23,339)	$(36)	$–	$(23,375)
Non-U.S.	(28,537)	(2,172)	–	(30,709)
Loans and securities backed by:
Commercial real estate	–	(30)	–	(30)
Residential real estate	–	(16)	–	(16)
Corporate debt instruments	(64)	(14,217)	(61)	(14,342)
Other debt obligations	–	(35)	(2)	(37)
Equity securities	(67,591)	(488)	(1)	(68,080)
Total	$(119,531)	$(16,994)	$(64)	$(136,589)

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

	As of December 2023		As of December 2022
$ in millions	Amount or Range	Weighted Average	Amount or Range	Weighted Average
Loans and securities backed by real estate
Level 3 assets	$144		$154
Yield	3.8% to 26.1%	12.8%	3.0% to 36.0%	14.2%
Recovery rate	35.5% to 76.0%	44.6%	35.8% to 76.1%	54.7%
Cumulative loss rate	N/A	N/A	3.7% to 29.9%	10.4%
Duration (years)	0.3 to 15.3	5.2	0.9 to 12.3	4.6
Corporate debt instruments
Level 3 assets	$1,415		$1,238
Yield	2.8% to 40.0%	9.3%	1.1% to 34.3%	6.9%
Recovery rate	7.3% to 65.0%	39.4%	11.5% to 77.0%	48.0%
Duration (years)	0.9 to 11.3	3.4	0.3 to 20.3	4.5
Other
Level 3 assets	$232		$342
Yield	3.6% to 31.3%	14.6%	2.8% to 47.8%	10.0%
Multiples	0.7x to 4.5x	3.9x	3.3x to 4.5x	4.3x
Duration (years)	2.3 to 6.4	4.1	1.2 to 14.4	6.1

144	Goldman Sachs 2023 Form 10-K

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
•Increases in yield, duration or cumulative loss rate used in the valuation of level 3 trading cash instruments would have resulted in a lower fair value measurement, while increases in recovery rate or multiples would have resulted in a higher fair value measurement as of both December 2023 and December 2022. Due to the distinctive nature of each level 3 trading cash instrument, the interrelationship of inputs is not necessarily uniform within each product type.
•Trading cash instruments are valued using discounted cash flows.
•Cumulative loss rate was not significant to the valuation of level 3 loans and securities backed by real estate as of December 2023.

Level 3 Rollforward. The table below presents a summary of the changes in fair value for level 3 trading cash instruments.

	Year Ended December
$ in millions	2023	2022
Assets
Beginning balance	$1,734	$1,889
Net realized gains/(losses)	154	167
Net unrealized gains/(losses)	(32)	(1,889)
Purchases	825	1,271
Sales	(515)	(704)
Settlements	(286)	(345)
Transfers into level 3	167	1,680
Transfers out of level 3	(256)	(335)
Ending balance	$1,791	$1,734

Liabilities
Beginning balance	$(64)	$(104)
Net realized gains/(losses)	3	18
Net unrealized gains/(losses)	(66)	65
Purchases	90	137
Sales	(77)	(106)
Settlements	1	5
Transfers into level 3	(3)	(89)
Transfers out of level 3	38	10
Ending balance	$(78)	$(64)
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

Goldman Sachs 2023 Form 10-K	145

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The table below presents information, by product type, for assets included in the summary table above.

	Year Ended December
$ in millions	2023	2022
Loans and securities backed by real estate
Beginning balance	$154	$289
Net realized gains/(losses)	10	11
Net unrealized gains/(losses)	5	(11)
Purchases	28	51
Sales	(57)	(127)
Settlements	(16)	(26)
Transfers into level 3	31	19
Transfers out of level 3	(11)	(52)
Ending balance	$144	$154

Corporate debt instruments
Beginning balance	$1,238	$1,318
Net realized gains/(losses)	56	29
Net unrealized gains/(losses)	(26)	(111)
Purchases	656	607
Sales	(277)	(372)
Settlements	(201)	(247)
Transfers into level 3	98	278
Transfers out of level 3	(129)	(264)
Ending balance	$1,415	$1,238

Other
Beginning balance	$342	$282
Net realized gains/(losses)	88	127
Net unrealized gains/(losses)	(11)	(1,767)
Purchases	141	613
Sales	(181)	(205)
Settlements	(69)	(72)
Transfers into level 3	38	1,383
Transfers out of level 3	(116)	(19)
Ending balance	$232	$342
In the table above, other includes government and agency obligations, state and municipal obligations, other debt obligations, equity securities and commodities.
Level 3 Rollforward Commentary for the Year Ended December 2023. The net realized and unrealized gains on level 3 trading cash instrument assets of $122 million (reflecting $154 million of net realized gains and $32 million of net unrealized losses) for 2023 included gains of $60 million reported in market making and $62 million reported in interest income.
The drivers of net unrealized losses on level 3 trading cash instrument assets for 2023 were not material.
The drivers of transfers into level 3 trading cash instrument assets during 2023 were not material.
Transfers out of level 3 trading cash instrument assets during 2023 primarily reflected transfers of certain corporate debt instruments and other debt obligations (included in other cash instruments) to level 2 (in each case, principally due to increased price transparency as a result of market evidence, including market transactions in these instruments).

Level 3 Rollforward Commentary for the Year Ended December 2022. The net realized and unrealized losses on level 3 trading cash instrument assets of $1.72 billion (reflecting $167 million of net realized gains and $1.89 billion of net unrealized losses) for 2022 included gains/(losses) of $(1.77) billion reported in market making and $54 million reported in interest income.
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

146	Goldman Sachs 2023 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Derivatives
Fair Value by Level. The table below presents derivatives on a gross basis by level and product type, as well as the impact of netting.

$ in millions	Level 1	Level 2	Level 3	Total
As of December 2023
Assets
Interest rates	$15	$241,850	$758	$242,623
Credit	–	9,964	2,861	12,825
Currencies	–	89,694	210	89,904
Commodities	–	15,393	1,449	16,842
Equities	2	59,220	816	60,038
Gross fair value	17	416,121	6,094	422,232
Counterparty netting in levels	–	(319,045)	(933)	(319,978)
Subtotal	$17	$97,076	$5,161	$102,254
Cross-level counterparty netting				(1,411)
Cash collateral netting				(49,723)
Net fair value				$51,120

Liabilities
Interest rates	$(14)	$(213,861)	$(1,197)	$(215,072)
Credit	–	(8,923)	(1,211)	(10,134)
Currencies	–	(97,436)	(168)	(97,604)
Commodities	–	(17,122)	(821)	(17,943)
Equities	(5)	(78,222)	(1,887)	(80,114)
Gross fair value	(19)	(415,564)	(5,284)	(420,867)
Counterparty netting in levels	–	319,045	933	319,978
Subtotal	$(19)	$(96,519)	$(4,351)	$(100,889)
Cross-level counterparty netting				1,411
Cash collateral netting				42,724
Net fair value				$(56,754)

As of December 2022
Assets
Interest rates	$69	$269,590	$700	$270,359
Credit	–	9,690	2,577	12,267
Currencies	–	103,450	494	103,944
Commodities	–	38,331	1,609	39,940
Equities	113	49,481	967	50,561
Gross fair value	182	470,542	6,347	477,071
Counterparty netting in levels	–	(358,917)	(886)	(359,803)
Subtotal	$182	$111,625	$5,461	$117,268
Cross-level counterparty netting				(1,079)
Cash collateral netting				(56,776)
Net fair value				$59,413

Liabilities
Interest rates	$(32)	$(247,871)	$(1,159)	$(249,062)
Credit	–	(10,163)	(1,117)	(11,280)
Currencies	–	(111,840)	(332)	(112,172)
Commodities	–	(32,435)	(690)	(33,125)
Equities	(15)	(55,240)	(1,528)	(56,783)
Gross fair value	(47)	(457,549)	(4,826)	(462,422)
Counterparty netting in levels	–	358,917	886	359,803
Subtotal	$(47)	$(98,632)	$(3,940)	$(102,619)
Cross-level counterparty netting				1,079
Cash collateral netting				46,805
Net fair value				$(54,735)

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

	As of December 2023		As of December 2022
$ in millions, except inputs	Amount or Range	Average/ Median	Amount or Range	Average/ Median
Interest rates, net	$(439)		$(459)
Correlation	(10)% to 75%	60%/66%	(10)% to 81%	61%/60%
Volatility (bps)	31 to 101	56/49	31 to 101	60/57
Credit, net	$1,650		$1,460
Credit spreads (bps)	3 to 1,750	130/85	5 to 935	149/116
Upfront credit points	0 to 100	26/15	(1) to 100	29/18
Recovery rates	20% to 70%	43%/40%	20% to 50%	40%/40%
Currencies, net	$42		$162
Correlation	20% to 90%	41%/43%	20% to 71%	40%/23%
Volatility	15% to 16%	16%/16%	20% to 21%	20%/20%
Commodities, net	$628		$919
Volatility	23% to 98%	42%/39%	20% to 118%	50%/46%
Natural gas spread	$(1.39) to $3.06	$(0.32)/$(0.35)	$(3.21) to $5.85	$(0.20)/ $(0.27)
Oil spread	$(5.39) to $31.69	$15.39/$19.35	$12.68 to $48.92	$20.42/ $20.36
Electricity price	$2.72 to $1,088.00	$48.15/$35.16	$3.00 to $329.28	$47.19/ $39.69
Equities, net	$(1,071)		$(561)
Correlation	(70)% to 100%	65%/71%	(75)% to 100%	66%/75%
Volatility	1% to 106%	14%/13%	2% to 74%	13%/7%
In the table above:
•Assets are shown as positive amounts and liabilities are shown as negative amounts.
•Ranges represent the significant unobservable inputs that were used in the valuation of each type of derivative.

Goldman Sachs 2023 Form 10-K	147

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

148	Goldman Sachs 2023 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Level 3 Rollforward. The table below presents a summary of the changes in fair value for level 3 derivatives.

	Year Ended December
$ in millions	2023	2022
Total level 3 derivatives, net
Beginning balance	$1,521	$440
Net realized gains/(losses)	65	839
Net unrealized gains/(losses)	(327)	1,817
Purchases	366	510
Sales	(1,420)	(1,592)
Settlements	466	100
Transfers into level 3	(90)	(482)
Transfers out of level 3	229	(111)
Ending balance	$810	$1,521
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
The table below presents information, by product type, for derivatives included in the summary table above.

	Year Ended December
$ in millions	2023	2022
Interest rates, net
Beginning balance	$(459)	$183
Net realized gains/(losses)	9	88
Net unrealized gains/(losses)	(78)	137
Purchases	85	50
Sales	(408)	(585)
Settlements	423	(20)
Transfers into level 3	(81)	(13)
Transfers out of level 3	70	(299)
Ending balance	$(439)	$(459)

Credit, net
Beginning balance	$1,460	$1,854
Net realized gains/(losses)	(58)	217
Net unrealized gains/(losses)	274	(343)
Purchases	89	107
Sales	(50)	(90)
Settlements	(138)	(27)
Transfers into level 3	(20)	(21)
Transfers out of level 3	93	(237)
Ending balance	$1,650	$1,460

Currencies, net
Beginning balance	$162	$(147)
Net realized gains/(losses)	80	95
Net unrealized gains/(losses)	(182)	270
Purchases	2	41
Sales	(1)	(36)
Settlements	(56)	19
Transfers into level 3	4	(83)
Transfers out of level 3	33	3
Ending balance	$42	$162

Commodities, net
Beginning balance	$919	$438
Net realized gains/(losses)	(113)	(59)
Net unrealized gains/(losses)	(373)	741
Purchases	4	31
Sales	(17)	(30)
Settlements	68	(245)
Transfers into level 3	122	182
Transfers out of level 3	18	(139)
Ending balance	$628	$919

Equities, net
Beginning balance	$(561)	$(1,888)
Net realized gains/(losses)	147	498
Net unrealized gains/(losses)	32	1,012
Purchases	186	281
Sales	(944)	(851)
Settlements	169	373
Transfers into level 3	(115)	(547)
Transfers out of level 3	15	561
Ending balance	$(1,071)	$(561)

Goldman Sachs 2023 Form 10-K	149

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Level 3 Rollforward Commentary for the Year Ended December 2023. The net realized and unrealized losses on level 3 derivatives of $262 million (reflecting $65 million of net realized gains and $327 million of net unrealized losses) for 2023 included losses of $251 million reported in market making and $11 million reported in other principal transactions.
The net unrealized losses on level 3 derivatives for 2023 primarily reflected losses on certain commodity derivatives (principally due to the impact of changes in commodity prices), losses on certain currency derivatives (principally due to the impact of a decrease in interest rates), partially offset by gains on certain credit derivatives (principally due to the impact of changes in foreign exchange rates and a decrease in interest rates).
Transfers into level 3 derivatives during 2023 primarily reflected transfers of certain equity derivative liabilities (principally due to reduced transparency of certain unobservable volatility inputs used to value these derivatives) and transfers of certain interest rate derivative liabilities from level 2 (principally due to certain unobservable volatility inputs becoming significant to the valuation of these derivatives), partially offset by transfers of certain commodity derivative assets from level 2 (principally due to certain unobservable volatility inputs becoming significant to the valuation of these derivatives).
The drivers of transfers out of level 3 derivatives during 2023 were not material.
Level 3 Rollforward Commentary for the Year Ended December 2022. The net realized and unrealized gains on level 3 derivatives of $2.66 billion (reflecting $839 million of net realized gains and $1.82 billion of net unrealized gains) for 2022 included gains of $2.65 billion reported in market making and $3 million reported in other principal transactions.
The net unrealized gains on level 3 derivatives for 2022 reflected gains on certain equity derivatives (principally due to the impact of a decrease in equity prices), gains on certain commodity derivatives (principally due to the impact of an increase in commodity prices), gains on certain currency derivatives (principally due to the impact of changes in foreign exchange rates and an increase in interest rates), and gains on certain interest rate derivatives (principally due to the impact of an increase in interest rates), partially offset by losses on certain credit derivatives (principally due to the impact of an increase in interest rates).
Transfers into level 3 derivatives during 2022 primarily reflected transfers of certain equity derivative liabilities from level 2 (principally due to reduced transparency of certain unobservable volatility inputs used to value these derivatives), partially offset by transfers of certain commodity derivative assets from level 2 (principally due to certain unobservable electricity price inputs becoming significant to the valuation of these derivatives).
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
Investments
Fair Value by Level. The table below presents investments accounted for at fair value by level within the fair value hierarchy.

$ in millions	Level 1	Level 2	Level 3	Total
As of December 2023
Government and agency obligations:
U.S.	$46,731	$–	$–	$46,731
Non-U.S.	2,399	144	–	2,543
Corporate debt securities	160	2,299	6,533	8,992
Securities backed by real estate	–	2	687	689
Money market instruments	52	999	–	1,051
Other debt obligations	9	14	244	267
Equity securities	721	2,099	9,674	12,494
Subtotal	$50,072	$5,557	$17,138	$72,767
Investments in funds at NAV				3,000
Total investments				$75,767
As of December 2022
Government and agency obligations:
U.S.	$47,055	$–	$–	$47,055
Non-U.S.	2,169	66	–	2,235
Corporate debt securities	145	2,950	7,003	10,098
Securities backed by real estate	–	176	827	1,003
Money market instruments	48	957	–	1,005
Other debt obligations	–	3	256	259
Equity securities	1,522	3,227	8,856	13,605
Subtotal	$50,939	$7,379	$16,942	$75,260
Investments in funds at NAV				2,941
Total investments				$78,201
See Note 4 for an overview of the firm’s fair value measurement policies, valuation techniques and significant inputs used to determine the fair value of investments.

150	Goldman Sachs 2023 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Significant Unobservable Inputs. The table below presents the amount of level 3 investments, and ranges and weighted averages of significant unobservable inputs used to value such investments.

	As of December 2023		As of December 2022
$ in millions	Amount or Range	Weighted Average	Amount or Range	Weighted Average
Corporate debt securities
Level 3 assets	$6,533		$7,003
Yield	6.0% to 31.0%	12.1%	5.0% to 21.8%	11.6%
Recovery rate	7.3% to 41.2%	27.6%	10.0% to 70.0%	55.5%
Duration (years)	0.4 to 5.3	3.0	1.3 to 5.7	3.3
Multiples	0.9x to 53.3x	7.7x	1.8x to 83.4x	8.3x
Securities backed by real estate
Level 3 assets	$687		$827
Yield	7.4% to 18.8%	14.1%	8.0% to 20.3%	14.6%
Duration (years)	0.4 to 4.1	3.9	0.6 to 4.2	4.1
Other debt obligations
Level 3 assets	$244		$256
Yield	7.6% to 8.8%	8.2%	5.2% to 8.4%	7.4%
Equity securities
Level 3 assets	$9,674		$8,856
Multiples	0.5x to 25.2x	8.3x	0.5x to 34.3x	8.3x
Discount rate/yield	6.0% to 38.5%	12.3%	5.4% to 38.5%	14.6%
Capitalization rate	4.5% to 8.0%	5.3%	4.0% to 10.8%	5.4%
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
•Increases in yield, discount rate, capitalization rate or duration used in the valuation of level 3 investments would have resulted in a lower fair value measurement, while increases in recovery rate or multiples would have resulted in a higher fair value measurement as of both December 2023 and December 2022. Due to the distinctive nature of each level 3 investment, the interrelationship of inputs is not necessarily uniform within each product type.

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
Level 3 Rollforward. The table below presents a summary of the changes in fair value for level 3 investments.

	Year Ended December
$ in millions	2023	2022
Beginning balance	$16,942	$13,902
Net realized gains/(losses)	463	563
Net unrealized gains/(losses)	(722)	(1,649)
Purchases	1,651	2,362
Sales	(1,186)	(1,514)
Settlements	(1,762)	(1,995)
Transfers into level 3	2,918	6,345
Transfers out of level 3	(1,166)	(1,072)
Ending balance	$17,138	$16,942
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
•For level 3 investments, increases are shown as positive amounts, while decreases are shown as negative amounts.

Goldman Sachs 2023 Form 10-K	151

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The table below presents information, by product type, for investments included in the summary table above.

	Year Ended December
$ in millions	2023	2022
Corporate debt securities
Beginning balance	$7,003	$4,527
Net realized gains/(losses)	360	352
Net unrealized gains/(losses)	1	(173)
Purchases	590	1,007
Sales	(458)	(125)
Settlements	(1,110)	(1,117)
Transfers into level 3	755	2,790
Transfers out of level 3	(608)	(258)
Ending balance	$6,533	$7,003

Securities backed by real estate
Beginning balance	$827	$1,078
Net realized gains/(losses)	12	42
Net unrealized gains/(losses)	(166)	(338)
Purchases	58	199
Sales	(148)	(169)
Settlements	(62)	(320)
Transfers into level 3	171	344
Transfers out of level 3	(5)	(9)
Ending balance	$687	$827

Other debt obligations
Beginning balance	$256	$382
Net realized gains/(losses)	4	12
Net unrealized gains/(losses)	–	(5)
Purchases	2	25
Sales	–	(6)
Settlements	(18)	(147)
Transfers out of level 3	–	(5)
Ending balance	$244	$256

Equity securities
Beginning balance	$8,856	$7,915
Net realized gains/(losses)	87	157
Net unrealized gains/(losses)	(557)	(1,133)
Purchases	1,001	1,131
Sales	(580)	(1,214)
Settlements	(572)	(411)
Transfers into level 3	1,992	3,211
Transfers out of level 3	(553)	(800)
Ending balance	$9,674	$8,856
Level 3 Rollforward Commentary for the Year Ended December 2023. The net realized and unrealized losses on level 3 investments of $259 million (reflecting $463 million of net realized gains and $722 million of net unrealized losses) for 2023 included gains/(losses) of $(820) million reported in other principal transactions and $561 million reported in interest income.
The net unrealized losses on level 3 investments for 2023 primarily reflected losses on certain equity securities and securities backed by real estate (in each case, principally driven by ongoing weakness in the commercial real estate market).

Transfers into level 3 investments during 2023 primarily reflected transfers of certain equity securities and corporate debt securities from level 2 (in each case, principally due to reduced price transparency as a result of a lack of market evidence, including fewer market transactions in these instruments, and certain unobservable yield inputs becoming significant to the valuation of these instruments).
Transfers out of level 3 investments during 2023 primarily reflected transfers of certain corporate debt securities to level 2 (principally due to increased price transparency as a result of market evidence, including market transactions in these instruments, and certain unobservable yield inputs becoming less significant to the valuation of these instruments), and transfers of certain equity securities to level 2 (principally due to increased price transparency as a result of market evidence, including market transactions in these instruments).
Level 3 Rollforward Commentary for the Year Ended December 2022. The net realized and unrealized losses on level 3 investments of $1.09 billion (reflecting $563 million of net realized gains and $1.65 billion of net unrealized losses) for 2022 included gains/(losses) of $(1.52) billion reported in other principal transactions and $433 million reported in interest income.
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

152	Goldman Sachs 2023 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Loans
Fair Value by Level. The table below presents loans held for investment accounted for at fair value under the fair value option by level within the fair value hierarchy.

$ in millions	Level 1	Level 2	Level 3	Total
As of December 2023
Loan Type
Corporate	$–	$415	$344	$759
Real estate:
Commercial	–	360	203	563
Residential	–	4,087	58	4,145
Other collateralized	–	775	136	911
Other	–	46	82	128
Total	$–	$5,683	$823	$6,506
As of December 2022
Loan Type
Corporate	$–	$359	$637	$996
Real estate:
Commercial	–	435	711	1,146
Residential	–	4,437	74	4,511
Other collateralized	–	576	140	716
Other	–	11	275	286
Total	$–	$5,818	$1,837	$7,655
The gains/(losses) as a result of changes in the fair value of loans held for investment for which the fair value option was elected were $(53) million for 2023 and $(367) million for 2022. These gains/(losses) were included in other principal transactions.
Significant Unobservable Inputs. The table below presents the amount of level 3 loans, and ranges and weighted averages of significant unobservable inputs used to value such loans.

	As of December 2023		As of December 2022
$ in millions	Amount or Range	Weighted Average	Amount or Range	Weighted Average
Corporate
Level 3 assets	$344		$637
Yield	8.0% to 17.1%	10.5%	4.1% to 26.9%	9.6%
Recovery rate	2.0% to 95.0%	74.0%	23.1% to 95.0%	66.0%
Duration (years)	0.7 to 2.3	1.7	1.6 to 3.3	2.6
Real estate
Level 3 assets	$261		$785
Yield	5.0% to 21.4%	18.1%	3.0% to 27.0%	16.1%
Recovery rate	5.3% to 99.2%	66.0%	3.6% to 66.2%	54.4%
Duration (years)	0.5 to 6.2	1.6	0.6 to 6.7	2.5
Other collateralized
Level 3 assets	$136		$140
Yield	5.6% to 8.7%	6.1%	5.8% to 12.7%	7.7%
Duration (years)	N/A	N/A	2.5 to 2.9	2.7
Other
Level 3 assets	$82		$275
Yield	7.3% to 13.5%	9.6%	9.4% to 10.0%	9.9%
Duration (years)	3.6 to 5.2	4.2	N/A	N/A

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
•Increases in yield or duration used in the valuation of level 3 loans would have resulted in a lower fair value measurement, while increases in recovery rate would have resulted in a higher fair value measurement as of both December 2023 and December 2022. Due to the distinctive nature of each level 3 loan, the interrelationship of inputs is not necessarily uniform within each product type.
•Loans are valued using discounted cash flows.
•The significant unobservable inputs for duration related to other collateralized loans as of December 2023 did not have a range (and there was no weighted average) as it related to a single position. Therefore, such unobservable inputs are not included in the table above.
•The significant unobservable inputs for duration related to other loans as of December 2022 did not have a range (and there was no weighted average) as it related to a purchased portfolio of revolving loans with a single duration. Therefore, such unobservable inputs are not included in the table above.

Goldman Sachs 2023 Form 10-K	153

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Level 3 Rollforward. The table below presents a summary of the changes in fair value for level 3 loans.

	Year Ended December
$ in millions	2023	2022
Beginning balance	$1,837	$2,354
Net realized gains/(losses)	26	82
Net unrealized gains/(losses)	(169)	(129)
Purchases	53	113
Sales	(540)	(82)
Settlements	(318)	(403)
Transfers into level 3	2	236
Transfers out of level 3	(68)	(334)
Ending balance	$823	$1,837
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
The table below presents information, by loan type, for loans included in the summary table above.

	Year Ended December
$ in millions	2023	2022
Corporate
Beginning balance	$637	$672
Net realized gains/(losses)	10	29
Net unrealized gains/(losses)	(124)	(40)
Purchases	10	27
Sales	(47)	(74)
Settlements	(113)	(95)
Transfers into level 3	2	121
Transfers out of level 3	(31)	(3)
Ending balance	$344	$637

Real estate
Beginning balance	$785	$1,188
Net realized gains/(losses)	11	45
Net unrealized gains/(losses)	(42)	(108)
Purchases	7	65
Sales	(272)	(8)
Settlements	(192)	(233)
Transfers into level 3	–	102
Transfers out of level 3	(36)	(266)
Ending balance	$261	$785

Other collateralized
Beginning balance	$140	$229
Net realized gains/(losses)	1	3
Net unrealized gains/(losses)	(6)	(2)
Purchases	5	3
Sales	(2)	–
Settlements	(2)	(55)
Transfers into level 3	–	13
Transfers out of level 3	–	(51)
Ending balance	$136	$140

Other
Beginning balance	$275	$265
Net realized gains/(losses)	4	5
Net unrealized gains/(losses)	3	21
Purchases	31	18
Sales	(219)	–
Settlements	(11)	(20)
Transfers out of level 3	(1)	(14)
Ending balance	$82	$275

154	Goldman Sachs 2023 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Level 3 Rollforward Commentary for the Year Ended December 2023. The net realized and unrealized losses on level 3 loans of $143 million (reflecting $26 million of net realized gains and $169 million of net unrealized losses) for 2023 included gains/(losses) of $(152) million reported in other principal transactions and $9 million reported in interest income.
The net unrealized losses on level 3 loans for 2023 primarily reflected losses on corporate loans (principally driven by company-specific events).
The drivers of both transfers into and transfers out of level 3 loans during 2023 were not material.
Level 3 Rollforward Commentary for the Year Ended December 2022. The net realized and unrealized losses on level 3 loans of $47 million (reflecting $82 million of net realized gains and $129 million of net unrealized losses) for 2022 included gains/(losses) of $(78) million reported in other principal transactions and $31 million reported in interest income.
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

$ in millions	Level 1	Level 2	Level 3	Total
As of December 2023
Assets
Resale agreements	$–	$223,543	$–	$223,543
Securities borrowed	–	44,930	–	44,930
Customer and other receivables	–	23	–	23
Other assets	–	179	187	366
Total	$–	$268,675	$187	$268,862

Liabilities
Deposits	$–	$(26,723)	$(2,737)	$(29,460)
Repurchase agreements	–	(249,887)	–	(249,887)
Securities loaned	–	(8,934)	–	(8,934)
Other secured financings	–	(10,532)	(2,022)	(12,554)
Unsecured borrowings:
Short-term	–	(40,538)	(5,589)	(46,127)
Long-term	–	(72,562)	(13,848)	(86,410)
Other liabilities	–	(187)	(79)	(266)
Total	$–	$(409,363)	$(24,275)	$(433,638)

As of December 2022
Assets
Resale agreements	$–	$225,117	$–	$225,117
Securities borrowed	–	38,578	–	38,578
Customer and other receivables	–	25	–	25
Other assets	–	71	74	145
Total	$–	$263,791	$74	$263,865

Liabilities
Deposits	$–	$(13,003)	$(2,743)	$(15,746)
Repurchase agreements	–	(110,349)	–	(110,349)
Securities loaned	–	(4,372)	–	(4,372)
Other secured financings	–	(10,914)	(1,842)	(12,756)
Unsecured borrowings:
Short-term	–	(35,641)	(4,090)	(39,731)
Long-term	–	(63,081)	(10,066)	(73,147)
Other liabilities	–	(74)	(85)	(159)
Total	$–	$(237,434)	$(18,826)	$(256,260)
In the table above, assets are shown as positive amounts and liabilities are shown as negative amounts.
See Note 4 for an overview of the firm’s fair value measurement policies, valuation techniques and significant inputs used to determine the fair value of other financial assets and liabilities.

Goldman Sachs 2023 Form 10-K	155

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Significant Unobservable Inputs. See below for information about the significant unobservable inputs used to value level 3 other financial assets and liabilities at fair value as of both December 2023 and December 2022.
Other Secured Financings. The ranges and weighted averages of significant unobservable inputs used to value level 3 other secured financings are presented below. These ranges and weighted averages exclude unobservable inputs that are only relevant to a single instrument, and therefore are not meaningful.
As of December 2023:
•Yield: 6.7% to 11.3% (weighted average: 8.5%)
•Duration: 0.1 to 4.5 years (weighted average: 0.9 years)
As of December 2022:
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

	Year Ended December
$ in millions	2023	2022
Assets
Beginning balance	$74	$–
Net realized gains/(losses)	(2)	–
Net unrealized gains/(losses)	95	65
Purchases	20	9
Ending balance	$187	$74

Liabilities
Beginning balance	$(18,826)	$(23,567)
Net realized gains/(losses)	(212)	(311)
Net unrealized gains/(losses)	(1,667)	4,459
Issuances	(8,153)	(10,090)
Settlements	8,298	10,255
Transfers into level 3	(4,542)	(1,851)
Transfers out of level 3	827	2,279
Ending balance	$(24,275)	$(18,826)
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

156	Goldman Sachs 2023 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The table below presents information, by the consolidated balance sheet line items, for liabilities included in the summary table above.

	Year Ended December
$ in millions	2023	2022
Deposits
Beginning balance	$(2,743)	$(3,613)
Net realized gains/(losses)	(2)	(5)
Net unrealized gains/(losses)	(140)	391
Issuances	(506)	(937)
Settlements	773	1,264
Transfers into level 3	(153)	(13)
Transfers out of level 3	34	170
Ending balance	$(2,737)	$(2,743)

Other secured financings
Beginning balance	$(1,842)	$(2,566)
Net realized gains/(losses)	(19)	(12)
Net unrealized gains/(losses)	(50)	31
Issuances	(657)	(621)
Settlements	1,479	850
Transfers into level 3	(941)	(110)
Transfers out of level 3	8	586
Ending balance	$(2,022)	$(1,842)

Unsecured short-term borrowings
Beginning balance	$(4,090)	$(7,829)
Net realized gains/(losses)	(36)	(112)
Net unrealized gains/(losses)	(563)	730
Issuances	(4,315)	(3,497)
Settlements	3,418	6,201
Transfers into level 3	(281)	(265)
Transfers out of level 3	278	682
Ending balance	$(5,589)	$(4,090)

Unsecured long-term borrowings
Beginning balance	$(10,066)	$(9,413)
Net realized gains/(losses)	(155)	(182)
Net unrealized gains/(losses)	(914)	3,246
Issuances	(2,675)	(5,035)
Settlements	2,622	1,940
Transfers into level 3	(3,167)	(1,463)
Transfers out of level 3	507	841
Ending balance	$(13,848)	$(10,066)

Other liabilities
Beginning balance	$(85)	$(146)
Net unrealized gains/(losses)	–	61
Settlements	6	–
Ending balance	$(79)	$(85)
Level 3 Rollforward Commentary for the Year Ended December 2023. The net realized and unrealized losses on level 3 other financial liabilities of $1.88 billion (reflecting $212 million of net realized losses and $1.67 billion of net unrealized losses) for 2023 included losses of $1.41 billion reported in market making, $23 million reported in other principal transactions and $22 million reported in interest expense in the consolidated statements of earnings, and $427 million reported in debt valuation adjustment in the consolidated statements of comprehensive income.
The net unrealized losses on level 3 other financial liabilities for 2023 primarily reflected losses on certain hybrid financial instruments included in unsecured long- and short-term borrowings (principally due to an increase in global equity prices).
Transfers into level 3 other financial liabilities during 2023 primarily reflected transfers of certain hybrid financial instruments included in unsecured long-term borrowings from level 2 (principally due to reduced price transparency of certain credit spread and volatility inputs used to value these instruments) and transfers of certain other secured financings from level 2 (principally due to reduced price transparency of certain yield and duration inputs used to value these instruments).
Transfers out of level 3 other financial liabilities during 2023 primarily reflected transfers of certain hybrid financial instruments included in unsecured long- and short-term borrowings to level 2 (principally due to increased price transparency of certain volatility inputs used to value these instruments).
Level 3 Rollforward Commentary for the Year Ended December 2022. The net realized and unrealized gains on level 3 other financial liabilities of $4.15 billion (reflecting $311 million of net realized losses and $4.46 billion of net unrealized gains) for 2022 included gains/(losses) of $3.60 billion reported in market making, $64 million reported in other principal transactions and $(21) million reported in interest expense in the consolidated statements of earnings, and $503 million reported in debt valuation adjustment in the consolidated statements of comprehensive income.
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

Goldman Sachs 2023 Form 10-K	157

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
The table below presents a summary of trading assets and liabilities.

	Trading	Trading
$ in millions	Assets	Liabilities
As of December 2023
Trading cash instruments	$426,390	$143,601
Derivatives	51,120	56,754
Total	$477,510	$200,355
As of December 2022
Trading cash instruments	$241,832	$136,589
Derivatives	59,413	54,735
Total	$301,245	$191,324
See Note 5 for further information about trading cash instruments and Note 7 for further information about derivatives.
Gains and Losses from Market Making
The table below presents market making revenues by major product type.

	Year Ended December
$ in millions	2023	2022	2021
Interest rates	$4,437	$(4,890)	$(2,664)
Credit	1,141	1,095	1,739
Currencies	2,827	11,662	5,627
Equities	7,938	7,734	8,459
Commodities	1,895	3,033	2,196
Total	$18,238	$18,634	$15,357

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

158	Goldman Sachs 2023 Form 10-K

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
Derivatives are reported on a net-by-counterparty basis (i.e., the net payable or receivable for derivative assets and liabilities for a given counterparty) when a legal right of setoff exists under an enforceable netting agreement (counterparty netting). Derivatives are accounted for at fair value, net of cash collateral received or posted under enforceable credit support agreements (cash collateral netting). Derivative assets are included in trading assets and derivative liabilities are included in trading liabilities. Realized and unrealized gains and losses on derivatives not designated as hedges are included in market making (for derivatives included in Fixed Income, Currency and Commodities (FICC) and Equities within Global Banking & Markets), and other principal transactions (for derivatives included in Investment banking fees and Other within Global Banking & Markets, as well as derivatives in Asset & Wealth Management) in the consolidated statements of earnings. For both 2023 and 2022, substantially all of the firm’s derivatives were included in Global Banking & Markets.

Goldman Sachs 2023 Form 10-K	159

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

	As of December 2023		As of December 2022
$ in millions	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Not accounted for as hedges
Exchange-traded	$3,401	$1,129	$675	$1,385
OTC-cleared	67,815	64,490	74,297	72,979
Bilateral OTC	171,109	149,444	195,052	174,687
Total interest rates	242,325	215,063	270,024	249,051
OTC-cleared	1,271	1,533	1,516	1,802
Bilateral OTC	11,554	8,601	10,751	9,478
Total credit	12,825	10,134	12,267	11,280
Exchange-traded	708	15	1,041	22
OTC-cleared	1,033	1,632	520	589
Bilateral OTC	88,158	95,742	102,301	111,276
Total currencies	89,899	97,389	103,862	111,887
Exchange-traded	5,468	5,998	9,225	9,542
OTC-cleared	635	711	698	838
Bilateral OTC	10,739	11,234	30,017	22,745
Total commodities	16,842	17,943	39,940	33,125
Exchange-traded	31,315	39,247	26,302	26,607
OTC-cleared	122	171	685	19
Bilateral OTC	28,601	40,696	23,574	30,157
Total equities	60,038	80,114	50,561	56,783
Subtotal	421,929	420,643	476,654	462,126
Accounted for as hedges
Bilateral OTC	298	9	335	11
Total interest rates	298	9	335	11
OTC-cleared	–	7	29	29
Bilateral OTC	5	208	53	256
Total currencies	5	215	82	285
Subtotal	303	224	417	296
Total gross fair value	$422,232	$420,867	$477,071	$462,422

Offset in the consolidated balance sheets
Exchange-traded	$(32,722)	$(32,722)	$(31,229)	$(31,229)
OTC-cleared	(67,272)	(67,272)	(75,349)	(75,349)
Bilateral OTC	(221,395)	(221,395)	(254,304)	(254,304)
Counterparty netting	(321,389)	(321,389)	(360,882)	(360,882)
OTC-cleared	(1,335)	(486)	(1,388)	(406)
Bilateral OTC	(48,388)	(42,238)	(55,388)	(46,399)
Cash collateral netting	(49,723)	(42,724)	(56,776)	(46,805)
Total amounts offset	$(371,112)	$(364,113)	$(417,658)	$(407,687)

Included in the consolidated balance sheets
Exchange-traded	$8,170	$13,667	$6,014	$6,327
OTC-cleared	2,269	786	1,008	501
Bilateral OTC	40,681	42,301	52,391	47,907
Total	$51,120	$56,754	$59,413	$54,735

Not offset in the consolidated balance sheets
Cash collateral	$(877)	$(2,732)	$(298)	$(1,887)
Securities collateral	(13,425)	(6,516)	(15,229)	(4,329)
Total	$36,818	$47,506	$43,886	$48,519

	Notional Amounts as of December
$ in millions	2023	2022
Not accounted for as hedges
Exchange-traded	$3,854,689	$4,241,937
OTC-cleared	16,007,915	13,104,682
Bilateral OTC	12,390,595	11,137,127
Total interest rates	32,253,199	28,483,746
Exchange-traded	299	369
OTC-cleared	498,720	529,543
Bilateral OTC	619,975	577,542
Total credit	1,118,994	1,107,454
Exchange-traded	11,586	9,012
OTC-cleared	268,293	150,561
Bilateral OTC	6,363,700	5,304,069
Total currencies	6,643,579	5,463,642
Exchange-traded	306,787	341,526
OTC-cleared	3,323	3,188
Bilateral OTC	199,270	255,208
Total commodities	509,380	599,922
Exchange-traded	1,564,341	1,107,659
OTC-cleared	1,487	1,639
Bilateral OTC	1,204,140	1,026,736
Total equities	2,769,968	2,136,034
Subtotal	43,295,120	37,790,798
Accounted for as hedges
OTC-cleared	241,160	257,739
Bilateral OTC	2,914	3,156
Total interest rates	244,074	260,895
OTC-cleared	1,227	2,048
Bilateral OTC	9,130	7,701
Total currencies	10,357	9,749
Subtotal	254,431	270,644
Total notional amounts	$43,549,551	$38,061,442
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
•Total gross fair value of derivatives included derivative assets of $8.98 billion as of December 2023 and $10.08 billion as of December 2022, and derivative liabilities of $16.03 billion as of December 2023 and $12.71 billion as of December 2022, which are not subject to an enforceable netting agreement or are subject to a netting agreement that the firm has not yet determined to be enforceable.

160	Goldman Sachs 2023 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

OTC Derivatives
The table below presents OTC derivative assets and liabilities by tenor and major product type.

$ in millions	Less than 1 Year	1 - 5 Years	Greater than 5 Years	Total
As of December 2023
Assets
Interest rates	$9,511	$12,178	$49,045	$70,734
Credit	1,814	3,283	1,961	7,058
Currencies	9,117	7,579	5,479	22,175
Commodities	2,993	2,574	1,451	7,018
Equities	6,625	3,155	1,655	11,435
Counterparty netting in tenors	(3,046)	(2,765)	(3,648)	(9,459)
Subtotal	$27,014	$26,004	$55,943	$108,961
Cross-tenor counterparty netting				(16,288)
Cash collateral netting				(49,723)
Total OTC derivative assets				$42,950

Liabilities
Interest rates	$11,952	$15,972	$17,540	$45,464
Credit	792	2,508	1,067	4,367
Currencies	15,335	7,934	7,299	30,568
Commodities	2,526	3,643	1,419	7,588
Equities	10,183	10,048	3,340	23,571
Counterparty netting in tenors	(3,046)	(2,765)	(3,648)	(9,459)
Subtotal	$37,742	$37,340	$27,017	$102,099
Cross-tenor counterparty netting				(16,288)
Cash collateral netting				(42,724)
Total OTC derivative liabilities				$43,087

As of December 2022
Assets
Interest rates	$5,509	$16,963	$53,943	$76,415
Credit	921	2,622	2,142	5,685
Currencies	12,284	7,819	7,085	27,188
Commodities	10,525	7,513	2,574	20,612
Equities	5,346	4,007	1,782	11,135
Counterparty netting in tenors	(2,661)	(3,942)	(4,830)	(11,433)
Subtotal	$31,924	$34,982	$62,696	$129,602
Cross-tenor counterparty netting				(19,427)
Cash collateral netting				(56,776)
Total OTC derivative assets				$53,399

Liabilities
Interest rates	$9,351	$23,589	$21,467	$54,407
Credit	993	2,635	1,071	4,699
Currencies	18,987	8,736	8,712	36,435
Commodities	6,400	6,135	945	13,480
Equities	7,629	7,249	2,174	17,052
Counterparty netting in tenors	(2,661)	(3,942)	(4,830)	(11,433)
Subtotal	$40,699	$44,402	$29,539	$114,640
Cross-tenor counterparty netting				(19,427)
Cash collateral netting				(46,805)
Total OTC derivative liabilities				$48,408
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

Goldman Sachs 2023 Form 10-K	161

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

The table below presents information about credit derivatives.

	Credit Spread on Underlier (basis points)
$ in millions	0 - 250	251 - 500	501 - 1,000	Greater than 1,000	Total
As of December 2023
Maximum Payout/Notional Amount of Written Credit Derivatives by Tenor
Less than 1 year	$126,667	$12,594	$892	$3,611	$143,764
1 - 5 years	324,577	11,371	5,613	5,802	347,363
Greater than 5 years	30,406	1,316	671	249	32,642
Total	$481,650	$25,281	$7,176	$9,662	$523,769

Maximum Payout/Notional Amount of Purchased Credit Derivatives
Offsetting	$396,984	$11,857	$6,241	$8,246	$423,328
Other	155,468	12,862	1,948	1,619	171,897
Total	$552,452	$24,719	$8,189	$9,865	$595,225
Fair Value of Written Credit Derivatives
Asset	$11,147	$654	$221	$165	$12,187
Liability	1,723	47	201	1,034	3,005
Net asset/(liability)	$9,424	$607	$20	$(869)	$9,182
As of December 2022
Maximum Payout/Notional Amount of Written Credit Derivatives by Tenor
Less than 1 year	$108,703	$12,166	$1,879	$4,135	$126,883
1 - 5 years	306,484	28,188	13,724	9,092	357,488
Greater than 5 years	39,302	2,916	1,416	305	43,939
Total	$454,489	$43,270	$17,019	$13,532	$528,310

Maximum Payout/Notional Amount of Purchased Credit Derivatives
Offsetting	$372,360	$33,149	$14,817	$11,757	$432,083
Other	128,828	13,211	2,615	2,407	147,061
Total	$501,188	$46,360	$17,432	$14,164	$579,144
Fair Value of Written Credit Derivatives
Asset	$5,405	$460	$132	$84	$6,081
Liability	681	1,081	1,027	2,673	5,462
Net asset/(liability)	$4,724	$(621)	$(895)	$(2,589)	$619
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
•Other purchased credit derivatives represent the notional amount of all other purchased credit derivatives not included in offsetting.
•Written and purchased credit derivatives primarily consist of credit default swaps.

162	Goldman Sachs 2023 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Impact of Credit and Funding Spreads on Derivatives
The firm realizes gains or losses on its derivative contracts. These gains or losses include credit valuation adjustments (CVAs) relating to uncollateralized derivative assets and liabilities, which represent the gains or losses (including hedges) attributable to the impact of changes in credit exposure, counterparty credit spreads, liability funding spreads (which include the firm’s own credit), probability of default and assumed recovery. These gains or losses also include funding valuation adjustments (FVA) relating to uncollateralized derivative assets, which represent the gains or losses (including hedges) attributable to the impact of changes in expected funding exposures and funding spreads.
The table below presents information about CVA and FVA.

	Year Ended December
$ in millions	2023	2022	2021
CVA, net of hedges	$(139)	$320	$25
FVA, net of hedges	131	(193)	60
Total	$(8)	$127	$85
Bifurcated Embedded Derivatives
The table below presents the fair value and the notional amount of derivatives that have been bifurcated from their related borrowings.

	As of December
$ in millions	2023	2022
Fair value of assets	$450	$288
Fair value of liabilities	(307)	(392)
Net asset/(liability)	$143	$(104)
Notional amount	$8,082	$8,892
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

	As of December
$ in millions	2023	2022
Net derivative liabilities under bilateral agreements	$30,021	$33,059
Collateral posted	$20,758	$27,657
Additional collateral or termination payments:
One-notch downgrade	$271	$343
Two-notch downgrade	$1,584	$1,115
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

Goldman Sachs 2023 Form 10-K	163

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
The table below presents the gains/(losses) from interest rate derivatives accounted for as hedges and the related hedged items.

	Year Ended December
$ in millions	2023	2022	2021
Investments
Interest rate hedges	$(109)	$366	$–
Hedged investments	111	(350)	–
Gains/(losses)	$2	$16	$–

Borrowings and deposits
Interest rate hedges	$3,859	$(22,183)	$(6,638)
Hedged borrowings and deposits	(4,344)	21,662	6,085
Gains/(losses)	$(485)	$(521)	$(553)
The table below presents the carrying value of investments, deposits and unsecured borrowings that are designated in an interest rate hedging relationship and the related cumulative hedging adjustment (increase/(decrease)) from current and prior hedging relationships included in such carrying values.

$ in millions	Carrying Value	Cumulative Hedging Adjustment
As of December 2023
Assets
Investments	$16,523	$(104)

Liabilities
Deposits	$3,435	$(123)
Unsecured short-term borrowings	$14,449	$(94)
Unsecured long-term borrowings	$134,992	$(10,810)

As of December 2022
Assets
Investments	$10,804	$(350)

Liabilities
Deposits	$6,311	$(280)
Unsecured short-term borrowings	$7,295	$(47)
Unsecured long-term borrowings	$151,215	$(15,134)
In the table above:
•Cumulative hedging adjustment included $(5.63) billion as of December 2023 and $5.09 billion as of December 2022 of hedging adjustments from prior hedging relationships that were de-designated and substantially all were related to unsecured long-term borrowings.
•The amortized cost of investments was $17.33 billion as of December 2023 and $11.49 billion as of December 2022.
In addition, cumulative hedging adjustments for items no longer designated in a hedging relationship were not material as of December 2023 and were $111 million as of December 2022, primarily related to unsecured long-term borrowings.
The firm designates foreign currency forward contracts as fair value hedges of the foreign exchange risk of non-U.S. government securities classified as available-for-sale. See Note 8 for information about the amortized cost and fair value of such securities. The effectiveness of such hedges is assessed based on changes in spot rates. The gains/(losses) on the hedges (relating to both spot and forward points) and the foreign exchange gains/(losses) on the related available-for-sale securities are included in market making. The net losses on hedges and the related hedged available-for-sale securities were $2 million (reflecting a loss of $127 million related to hedges and a gain of $125 million on the related hedged available-for-sale securities) for 2023 and were $30 million (reflecting a gain of $266 million related to hedges and a loss of $296 million on the related hedged available-for-sale securities) for 2022. The gross and net gains/(losses) were not material for 2021.
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
The table below presents the gains/(losses) from net investment hedging.

	Year Ended December
$ in millions	2023	2022	2021
Hedges:
Foreign currency forward contract	$(276)	$1,713	$755
Foreign currency-denominated debt	$(550)	$(269)	$386

164	Goldman Sachs 2023 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Gains or losses on individual net investments in non-U.S. operations are reclassified from accumulated other comprehensive income/(loss) to other principal transactions in the consolidated statements of earnings when such net investments are sold or substantially liquidated. The net losses reclassified to earnings from accumulated other comprehensive income/(loss) were $49 million (reflecting a gain of $90 million related to hedges and a loss of $139 million on the related net investments in non-U.S. operations) for 2023. The gross and net gains/(losses) reclassified to earnings from accumulated other comprehensive income/(loss) were not material for both 2022 and 2021.
The firm had designated $27.52 billion as of December 2023 and $21.46 billion as of December 2022 of foreign currency-denominated debt, included in unsecured long- and short-term borrowings, as hedges of net investments in non-U.S. subsidiaries.
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
The table below presents information about investments.

	As of December
$ in millions	2023	2022
Equity securities, at fair value	$13,747	$14,892
Debt instruments, at fair value	12,879	14,075
Available-for-sale securities, at fair value	49,141	49,234
Investments, at fair value	75,767	78,201
Held-to-maturity securities	70,310	51,662
Equity-method investments	762	766
Total investments	$146,839	$130,629
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
The table below presents information about equity securities, at fair value.

	As of December
$ in millions	2023	2022
Equity securities, at fair value	$13,747	$14,892

Equity Type
Public equity	9%	13%
Private equity	91%	87%
Total	100%	100%

Asset Class
Corporate	73%	71%
Real estate	27%	29%
Total	100%	100%
In the table above:
•Equity securities, at fair value included investments accounted for at fair value under the fair value option where the firm would otherwise apply the equity method of accounting of $5.18 billion as of December 2023 and $5.35 billion as of December 2022. Gains/(losses) recognized as a result of changes in the fair value of equity securities for which the fair value option was elected were $(638) million for 2023 and $(86) million for 2022. These gains/(losses) are included in other principal transactions.
•Equity securities, at fair value included $1.27 billion as of December 2023 and $1.30 billion as of December 2022 of investments in funds that are measured at NAV.
Debt Instruments, at Fair Value. Debt instruments, at fair value primarily includes mezzanine, senior and distressed debt.
The table below presents information about debt instruments, at fair value.

	As of December
$ in millions	2023	2022
Corporate debt securities	$8,992	$10,098
Securities backed by real estate	689	1,003
Money market instruments	1,051	1,005
Other	2,147	1,969
Total	$12,879	$14,075
In the table above:
•Substantially all of the firm’s money market instruments consist of time deposits.
•Other included $1.73 billion as of December 2023 and $1.64 billion as of December 2022 of investments in credit funds that are measured at NAV.

Goldman Sachs 2023 Form 10-K	165

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
The table below presents the fair value of investments in funds at NAV and the related unfunded commitments.

$ in millions	Fair Value of Investments	Unfunded Commitments
As of December 2023
Private equity funds	$875	$484
Credit funds	1,733	248
Hedge funds	46	–
Real estate funds	346	65
Total	$3,000	$797

As of December 2022
Private equity funds	$815	$647
Credit funds	1,645	303
Hedge funds	68	–
Real estate funds	413	138
Total	$2,941	$1,088
Available-for-Sale Securities
Available-for-sale securities are accounted for at fair value, and the related unrealized fair value gains and losses are included in accumulated other comprehensive income/(loss) unless designated in a fair value hedging relationship. See Note 7 for information about available-for-sale securities that are designated in a hedging relationship.
The table below presents information about available-for-sale securities by tenor.

$ in millions	Amortized Cost	Fair Value	Weighted Average Yield
As of December 2023
Less than 1 year	$20,027	$19,687	0.45%
1 year to 5 years	27,592	26,500	1.83%
5 years to 10 years	586	544	2.05%
Total U.S. government obligations	48,205	46,731	1.25%

Less than 1 year	11	11	0.01%
1 year to 5 years	1,635	1,420	0.10%
5 years to 10 years	1,150	979	0.84%
Total non-U.S. government obligations	2,796	2,410	0.40%
Total available-for-sale securities	$51,001	$49,141	1.21%
As of December 2022
Less than 1 year	$8,103	$7,861	0.37%
1 year to 5 years	41,479	38,706	0.74%
5 years to 10 years	538	488	1.86%
Total U.S. government obligations	50,120	47,055	0.69%

1 year to 5 years	10	10	0.27%
5 years to 10 years	2,616	2,169	0.40%
Total non-U.S. government obligations	2,626	2,179	0.40%
Total available-for-sale securities	$52,746	$49,234	0.68%
In the table above:
•The weighted average yield for available-for-sale securities is presented on a pre-tax basis and computed using the effective interest rate of each security at the end of the period, weighted based on the fair value of each security.
•The gross unrealized gains included in accumulated other comprehensive income/(loss) were not material and the gross unrealized losses included in accumulated other comprehensive income/(loss) were $1.89 billion as of December 2023 and primarily related to U.S. government obligations in a continuous unrealized loss position for more than a year. The gross unrealized gains included in accumulated other comprehensive income/(loss) were not material and the gross unrealized losses included in accumulated other comprehensive income/(loss) were $3.52 billion as of December 2022 and primarily related to U.S. government obligations in a continuous unrealized loss position for more than a year. Net unrealized gains/(losses) included in other comprehensive income/(loss) were $1.65 billion ($1.25 billion, net of tax) for 2023 and $(2.85) billion ($(2.13) billion, net of tax) for 2022.
•Substantially all available-for-sale securities were classified in level 1 of the fair value hierarchy as of both December 2023 and December 2022.

166	Goldman Sachs 2023 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

•If the fair value of available-for-sale securities is less than amortized cost, such securities are considered impaired. If the firm has the intent to sell the debt security, or if it is more likely than not that the firm will be required to sell the debt security before recovery of its amortized cost, the difference between the amortized cost (net of allowance, if any) and the fair value of the securities is recognized as an impairment loss in earnings. The firm did not record any such impairment losses during either 2023 or 2022. Impaired available-for-sale debt securities that the firm has the intent and ability to hold are reviewed to determine if an allowance for credit losses should be recorded. The firm considers various factors in such determination, including market conditions, changes in issuer credit ratings and severity of the unrealized losses. The firm did not record any provision for credit losses on such securities during either 2023 or 2022.
The table below presents cash inflows/(outflows) and realized gains/(losses) related to available-for-sale securities.

	Year Ended December
$ in millions	2023	2022	2021
Purchases	$(9,185)	$(3,753)	$(29,213)
Proceeds from sales	$3,161	$2	$24,882
Proceeds from maturities	$8,130	$25	$50

Gross realized gains	$8	$–	$206
Gross realized losses	–	–	(19)
Net gains/(losses)	$8	$–	$187
In the table above, the specific identification method is used to determine realized gains on available-for-sale securities.
Held-to-Maturity Securities
Held-to-maturity securities are accounted for at amortized cost.
The table below presents information about held-to-maturity securities by type and tenor.

$ in millions	Amortized Cost	Fair Value	Weighted Average Yield
As of December 2023
Less than 1 year	$13,475	$13,382	2.90%
1 year to 5 years	54,789	54,352	3.58%
5 years to 10 years	1,848	1,861	3.94%
Total government obligations	70,112	69,595	3.46%

1 year to 5 years	3	2	7.92%
Greater than 10 years	195	195	5.98%
Total securities backed by real estate	198	197	6.02%
Total held-to-maturity securities	$70,310	$69,792	3.47%
As of December 2022
Less than 1 year	$5,319	$5,282	2.98%
1 year to 5 years	45,154	43,852	3.00%
5 years to 10 years	1,026	966	2.89%
Total government obligations	51,499	50,100	2.99%

5 years to 10 years	2	2	5.63%
Greater than 10 years	161	158	3.18%
Total securities backed by real estate	163	160	3.24%
Total held-to-maturity securities	$51,662	$50,260	2.99%
In the table above:
•Substantially all of the government obligations consist of U.S. government obligations.
•Substantially all of the securities backed by real estate consist of securities backed by residential real estate.
•As these securities are not accounted for at fair value, they are not included in the firm’s fair value hierarchy in Notes 4 and 5. Had these securities been included in the firm’s fair value hierarchy, government obligations would have been classified in level 1 and securities backed by real estate would have been primarily classified in level 2 of the fair value hierarchy as of both December 2023 and December 2022.
•The weighted average yield for held-to-maturity securities is presented on a pre-tax basis and computed using the effective interest rate of each security at the end of the period, weighted based on the amortized cost of each security.
•The gross unrealized gains were $383 million as of December 2023 and were not material as of December 2022. The gross unrealized losses were $901 million as of December 2023 and $1.44 billion as of December 2022.
•Held-to-maturity securities are reviewed to determine if an allowance for credit losses should be recorded in the consolidated statements of earnings. The firm considers various factors in such determination, including market conditions, changes in issuer credit ratings, historical credit losses and sovereign guarantees. Provision for credit losses on such securities was not material during either 2023 or 2022.
The table below presents cash inflows/(outflows) related to held-to-maturity securities.

	Year Ended December
$ in millions	2023	2022	2021
Purchases	$(26,238)	$(50,099)	$(28)
Proceeds from paydowns and maturities	$8,604	$3,671	$636

Goldman Sachs 2023 Form 10-K	167

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
The table below presents information about loans.

$ in millions	Amortized Cost	Fair Value	Held For Sale	Total
As of December 2023
Loan Type
Corporate	$33,866	$759	$1,249	$35,874
Commercial real estate	25,025	563	440	26,028
Residential real estate	21,243	4,145	–	25,388
Securities-based	14,621	–	–	14,621
Other collateralized	61,105	911	209	62,225
Consumer:
Installment	250	–	3,048	3,298
Credit cards	17,432	–	1,929	19,361
Other	1,333	128	152	1,613
Total loans, gross	174,875	6,506	7,027	188,408
Allowance for loan losses	(5,050)	–	–	(5,050)
Total loans	$169,825	$6,506	$7,027	$183,358

As of December 2022
Loan Type
Corporate	$36,822	$996	$2,317	$40,135
Commercial real estate	26,222	1,146	1,511	28,879
Residential real estate	18,523	4,511	1	23,035
Securities-based	16,671	–	–	16,671
Other collateralized	50,473	716	513	51,702
Consumer:
Installment	6,326	–	–	6,326
Credit cards	15,820	–	–	15,820
Other	1,723	286	252	2,261
Total loans, gross	172,580	7,655	4,594	184,829
Allowance for loan losses	(5,543)	–	–	(5,543)
Total loans	$167,037	$7,655	$4,594	$179,286

In the table above:
•Loans held for investment that are accounted for at amortized cost include net deferred fees and costs, and unamortized premiums and discounts, which are amortized over the life of the loan. These amounts were less than 1% of loans accounted for at amortized cost as of both December 2023 and December 2022.
•During 2023, the firm completed the sale of substantially all of the Marcus installment loans portfolio. As a result, the firm recognized net revenues of $(367) million, which was more than offset by a related reduction in reserves of $442 million in provision for credit losses.
•During 2023, in connection with the planned sale of GreenSky, the firm transferred the entire GreenSky installment loan portfolio of approximately $6.0 billion to held for sale. See Note 18 for information about related commitments that were classified as held for sale. As a result, the firm recognized net revenues of $(200) million, which were more than offset by a related reduction in reserves of $637 million in provision for credit losses. During the fourth quarter of 2023, the firm completed the sale of approximately $4.0 billion of this portfolio and the remaining portfolio is expected to be sold in the first quarter of 2024.
•During 2023, the firm transferred approximately $2.0 billion of the GM co-branded credit card portfolio to held for sale. As a result, the firm recognized a reduction in reserves of $160 million in provision for credit losses.
•During 2023, the firm purchased a portfolio of approximately $15.0 billion of private equity capital call credit facilities (including approximately $9.0 billion of funded loans) from the FDIC’s auction of Signature Bank’s loans. As of December 2023, the outstanding balance of such loans was approximately $6.0 billion and the related remaining lending commitments were approximately $6.0 billion. See Note 18 for further information about lending commitments.
•Substantially all loans had floating interest rates as of both December 2023 and December 2022.

168	Goldman Sachs 2023 Form 10-K

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
•Securities-Based. Securities-based loans includes loans that are secured by stocks, bonds, mutual funds, and exchange-traded funds. These loans are primarily extended to the firm’s wealth management clients and used for purposes other than purchasing, carrying or trading margin stocks. Securities-based loans require borrowers to post additional collateral based on changes in the underlying collateral’s fair value.
•Other Collateralized. Other collateralized loans includes loans that are backed by specific collateral (other than securities and real estate). Such loans are extended to clients who warehouse assets that are directly or indirectly secured by corporate loans, consumer loans and other assets. Other collateralized loans also includes loans to investment funds (managed by third parties) that are collateralized by capital commitments of the funds’ investors or assets held by the fund, as well as other secured loans extended to the firm’s wealth management clients.
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
Credit Quality
Risk Assessment. The firm’s risk assessment process includes evaluating the credit quality of its loans by the firm’s independent risk oversight and control function. For corporate loans and a majority of securities-based, real estate, other collateralized and other loans, the firm performs credit analyses which incorporate initial and ongoing evaluations of the capacity and willingness of a borrower to meet its financial obligations. These credit evaluations are performed on an annual basis or more frequently if deemed necessary as a result of events or changes in circumstances. The firm determines an internal credit rating for the borrower by considering the results of the credit evaluations and assumptions with respect to the nature of and outlook for the borrower’s industry and the economic environment. Beginning in the first quarter of 2023, the firm also takes into consideration collateral received or other credit support arrangements when determining an internal credit rating on collateralized loans, as management believes that this methodology better reflects the credit quality of the underlying loans. In the table below, prior period amounts have been conformed to reflect the current methodology. The impact to December 2022 was an increase in loans classified as investment-grade and a decrease in loans classified as non-investment-grade of $25.0 billion in real estate (warehouse loans) and other collateralized loans. For consumer loans and for loans that are not assigned an internal credit rating, the firm reviews certain key metrics, including, but not limited to, the Fair Isaac Corporation (FICO) credit scores, delinquency status, collateral value and other risk factors. Beginning in the fourth quarter of 2023, the firm began to assess the credit quality of all U.S. residential mortgage loans extended to wealth management clients using FICO credit scores, loan-to-value ratios and delinquency, instead of an internal credit rating, as the firm believes that these metrics better reflect the credit quality of such loans. In the table below, prior period amounts have been conformed to reflect the current methodology. The impact to residential real estate loans as of December 2022 was a decrease in loans classified as investment-grade of $2.5 billion, a decrease in loans classified as non-investment-grade of $2.7 billion and an increase in other metrics of $5.2 billion.

Goldman Sachs 2023 Form 10-K	169

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The table below presents gross loans by an internally determined public rating agency equivalent or other credit metrics and the concentration of secured and unsecured loans.

$ in millions	Investment-Grade	Non-Investment- Grade	Other Metrics/Unrated	Total
As of December 2023
Accounting Method
Amortized cost	$91,324	$54,200	$29,351	$174,875
Fair value	1,212	1,213	4,081	6,506
Held for sale	255	1,628	5,144	7,027
Total	$92,791	$57,041	$38,576	$188,408
Loan Type
Corporate	$9,408	$26,328	$138	$35,874
Real estate:
Commercial	12,097	13,574	357	26,028
Residential	10,771	3,217	11,400	25,388
Securities-based	10,991	561	3,069	14,621
Other collateralized	48,536	13,207	482	62,225
Consumer:
Installment	–	–	3,298	3,298
Credit cards	–	–	19,361	19,361
Other	988	154	471	1,613
Total	$92,791	$57,041	$38,576	$188,408

Secured	91%	92%	40%	81%
Unsecured	9%	8%	60%	19%
Total	100%	100%	100%	100%
As of December 2022
Accounting Method
Amortized cost	$87,019	$53,560	$32,001	$172,580
Fair value	1,112	1,844	4,699	7,655
Held for sale	557	3,991	46	4,594
Total	$88,688	$59,395	$36,746	$184,829
Loan Type
Corporate	$10,200	$29,935	$–	$40,135
Real estate:
Commercial	11,922	16,822	135	28,879
Residential	9,512	2,984	10,539	23,035
Securities-based	12,901	764	3,006	16,671
Other collateralized	43,093	8,291	318	51,702
Consumer:
Installment	–	–	6,326	6,326
Credit cards	–	–	15,820	15,820
Other	1,060	599	602	2,261
Total	$88,688	$59,395	$36,746	$184,829

Secured	89%	90%	37%	79%
Unsecured	11%	10%	63%	21%
Total	100%	100%	100%	100%

In the table above:
•Substantially all residential real estate loans included in the other metrics/unrated category consists of loans extended to wealth management clients. As of both December 2023 and December 2022, substantially all of such loans had a loan-to-value ratio of less than 80% and were performing in accordance with the contractual terms. Additionally, as of both December 2023 and December 2022, the vast majority of such loans had a FICO credit score of greater than 740.
•Substantially all securities-based loans included in the other metrics/unrated category had a loan-to-value ratio of less than 80% and were performing in accordance with the contractual terms as of both December 2023 and December 2022.
•For installment and credit card loans included in the other metrics/unrated category, the evaluation of credit quality incorporates the borrower’s FICO credit score. FICO credit scores are periodically refreshed by the firm to assess the updated creditworthiness of the borrower. See “Vintage” below for information about installment and credit card loans by FICO credit scores.
The firm also assigns a regulatory risk rating to its loans based on the definitions provided by the U.S. federal bank regulatory agencies. Total loans included 92% of loans as of December 2023 and 93% of loans as of December 2022 that were rated pass/non-criticized.

170	Goldman Sachs 2023 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Vintage. The tables below present gross loans accounted for at amortized cost (excluding installment and credit card loans) by an internally determined public rating agency equivalent or other credit metrics and origination year for term loans.

	As of December 2023
$ in millions	Investment- Grade	Non-Investment- Grade	Other Metrics/ Unrated	Total
2023	$2,475	$1,912	$16	$4,403
2022	1,223	3,284	–	4,507
2021	848	4,045	–	4,893
2020	306	2,098	–	2,404
2019	45	1,909	–	1,954
2018 or earlier	371	2,102	–	2,473
Revolving	3,857	9,355	20	13,232
Corporate	9,125	24,705	36	33,866
2023	553	1,547	38	2,138
2022	1,251	2,838	–	4,089
2021	1,134	2,661	–	3,795
2020	271	1,234	–	1,505
2019	430	631	–	1,061
2018 or earlier	832	744	–	1,576
Revolving	7,129	3,192	309	10,630
Revolving converted to term	231	–	–	231
Commercial real estate	11,831	12,847	347	25,025
2023	619	54	1,627	2,300
2022	108	41	2,687	2,836
2021	22	249	2,724	2,995
2020	3	23	81	107
2019	6	–	89	95
2018 or earlier	–	20	254	274
Revolving	9,813	2,823	–	12,636
Residential real estate	10,571	3,210	7,462	21,243
2023	8	–	–	8
2022	5	–	–	5
2018 or earlier	–	303	–	303
Revolving	10,978	258	3,069	14,305
Securities-based	10,991	561	3,069	14,621
2023	5,412	2,767	245	8,424
2022	1,940	293	69	2,302
2021	1,883	845	102	2,830
2020	1,256	469	32	1,757
2019	177	74	9	260
2018 or earlier	436	66	21	523
Revolving	35,605	8,242	1	43,848
Revolving converted to term	1,161	–	–	1,161
Other collateralized	47,870	12,756	479	61,105
2023	60	21	–	81
2022	67	9	–	76
2021	6	8	51	65
2020	–	3	218	221
2019	–	–	4	4
2018 or earlier	–	–	3	3
Revolving	803	80	–	883
Other	936	121	276	1,333
Total	$91,324	$54,200	$11,669	$157,193
Percentage of total	58%	35%	7%	100%

	As of December 2022
$ in millions	Investment- Grade	Non-Investment- Grade	Other Metrics/ Unrated	Total
2022	$2,607	$4,042	$2	$6,651
2021	1,669	4,273	–	5,942
2020	684	2,595	–	3,279
2019	209	2,779	–	2,988
2018	759	1,911	–	2,670
2017 or earlier	508	2,329	–	2,837
Revolving	3,709	8,746	–	12,455
Corporate	10,145	26,675	2	36,822
2022	805	3,900	2	4,707
2021	771	3,460	–	4,231
2020	407	1,740	–	2,147
2019	335	1,255	–	1,590
2018	212	469	–	681
2017 or earlier	1,238	797	11	2,046
Revolving	7,660	3,003	–	10,663
Revolving converted to term	145	12	–	157
Commercial real estate	11,573	14,636	13	26,222
2022	774	24	2,835	3,633
2021	517	143	2,848	3,508
2020	8	6	89	103
2019	7	–	99	106
2018	10	50	138	198
2017 or earlier	31	2	150	183
Revolving	8,052	2,727	13	10,792
Residential real estate	9,399	2,952	6,172	18,523
2022	5	–	–	5
2018	1	–	–	1
2017 or earlier	–	291	–	291
Revolving	12,895	473	3,006	16,374
Securities-based	12,901	764	3,006	16,671
2022	4,556	751	113	5,420
2021	3,289	1,078	146	4,513
2020	1,871	701	36	2,608
2019	260	79	12	351
2018	545	67	6	618
2017 or earlier	293	108	–	401
Revolving	30,669	5,323	2	35,994
Revolving converted to term	507	61	–	568
Other collateralized	41,990	8,168	315	50,473
2022	44	105	–	149
2021	17	162	–	179
2020	–	29	262	291
2019	–	10	–	10
2017 or earlier	–	–	5	5
Revolving	950	59	80	1,089
Other	1,011	365	347	1,723
Total	$87,019	$53,560	$9,855	$150,434
Percentage of total	58%	36%	6%	100%
Beginning in the fourth quarter of 2023, revolving loans that were converted to term loans are presented in a separate line in the table above. Prior to the fourth quarter of 2023, such loans were presented within the table by the year of origination and the total amount of revolving loans which converted to term loans was disclosed separately. Prior period amounts have been conformed to the current presentation.

Goldman Sachs 2023 Form 10-K	171

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The table below presents gross installment loans accounted for at amortized cost by refreshed FICO credit scores and origination year and gross credit card loans by refreshed FICO credit scores.

$ in millions	Greater than or equal to 660	Less than 660	Total
As of December 2023
2023	$79	$10	$89
2022	132	18	150
2021 or earlier	11	–	11
Installment	222	28	250
Credit cards	11,119	6,313	17,432
Total	$11,341	$6,341	$17,682

Percentage of total:
Installment	89%	11%	100%
Credit cards	64%	36%	100%
Total	64%	36%	100%

As of December 2022
2022	$4,349	$242	$4,591
2021	1,080	109	1,189
2020	251	23	274
2019	160	23	183
2018	70	13	83
2017 or earlier	5	1	6
Installment	5,915	411	6,326
Credit cards	10,762	5,058	15,820
Total	$16,677	$5,469	$22,146

Percentage of total:
Installment	94%	6%	100%
Credit cards	68%	32%	100%
Total	75%	25%	100%
In the table above, credit card loans consist of revolving lines of credit.
Credit Concentrations. The table below presents the concentration of gross loans by region.

$ in millions	Carrying Value	Americas	EMEA	Asia	Total
As of December 2023
Corporate	$35,874	63%	29%	8%	100%
Commercial real estate	26,028	80%	17%	3%	100%
Residential real estate	25,388	95%	4%	1%	100%
Securities-based	14,621	79%	20%	1%	100%
Other collateralized	62,225	89%	10%	1%	100%
Consumer:
Installment	3,298	100%	–	–	100%
Credit cards	19,361	100%	–	–	100%
Other	1,613	97%	3%	–	100%
Total	$188,408	84%	13%	3%	100%
As of December 2022
Corporate	$40,135	57%	34%	9%	100%
Commercial real estate	28,879	79%	16%	5%	100%
Residential real estate	23,035	96%	3%	1%	100%
Securities-based	16,671	83%	15%	2%	100%
Other collateralized	51,702	86%	12%	2%	100%
Consumer:
Installment	6,326	100%	–	–	100%
Credit cards	15,820	100%	–	–	100%
Other	2,261	89%	11%	–	100%
Total	$184,829	81%	15%	4%	100%
In the table above:
•EMEA represents Europe, Middle East and Africa.
•The top five industry concentrations for corporate loans as of December 2023 were 25% for technology, media & telecommunications, 17% for diversified industrials, 13% for real estate, 11% for consumer & retail and 9% for healthcare.
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
The table below presents information about past due loans.

$ in millions	30-89 days	90 days or more	Total
As of December 2023
Corporate	$45	$73	$118
Commercial real estate	137	352	489
Residential real estate	12	4	16
Securities-based	2	–	2
Other collateralized	9	7	16
Consumer:
Installment	6	7	13
Credit cards	463	486	949
Other	7	11	18
Total	$681	$940	$1,621
Total divided by gross loans at amortized cost			0.9%

As of December 2022
Corporate	$–	$92	$92
Commercial real estate	47	362	409
Residential real estate	4	6	10
Securities-based	1	–	1
Other collateralized	10	5	15
Consumer:
Installment	46	17	63
Credit cards	291	265	556
Other	17	5	22
Total	$416	$752	$1,168
Total divided by gross loans at amortized cost			0.7%

172	Goldman Sachs 2023 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The table below presents information about nonaccrual loans.

	As of December
$ in millions	2023	2022
Corporate	$1,779	$1,432
Commercial real estate	1,466	1,079
Residential real estate	19	93
Other collateralized	860	65
Other	17	–
Installment	–	41
Total	$4,141	$2,710
Total divided by gross loans at amortized cost	2.4%	1.6%
In the table above:
•Nonaccrual loans included $600 million as of December 2023 and $483 million as of December 2022 of loans that were 30 days or more past due.
•Loans that were 90 days or more past due and still accruing were not material as of both December 2023 and December 2022.
•Allowance for loan losses as a percentage of total nonaccrual loans was 122.0% as of December 2023 and 204.5% as of December 2022.
•Commercial real estate, residential real estate and other collateralized loans are collateral dependent loans and the repayment of such loans is generally expected to be provided by the operation or sale of the underlying collateral. The allowance for credit losses for such nonaccrual loans is determined by considering the fair value of the collateral less estimated cost to sell, if applicable.

In certain circumstances, the firm may modify the original terms of a loan agreement by granting a concession to a borrower experiencing financial difficulty, typically in the form of a modification of loan covenants, but may also include forbearance of interest or principal, payment extensions or interest rate reductions. These modifications, to the extent significant, were considered TDRs as of December 2022. In January 2023, the firm adopted ASU No. 2022-02, which eliminated the recognition and measurement guidance for TDRs and requires enhanced disclosures for certain loan modifications. As of December 2022, loans modified in a TDR were $231 million and commitments related to such loans were not material. Substantially all of such loans modified in a TDR were related to corporate and commercial real estate loans. During 2023, the firm provided loan modifications (in the form of term extensions) to borrowers experiencing financial difficulty. As of December 2023, the carrying value of loans modified during 2023 was $846 million. Lending commitments related to such loans were not material and such loan modifications were primarily related to corporate and commercial real estate loans. The impact of these modifications was not material for 2023. During 2023, the firm charged-off approximately $100 million of loans that had defaulted after being modified. Substantially all of the remaining modified loans were performing in accordance with the modified contractual terms as of December 2023.
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

Goldman Sachs 2023 Form 10-K	173

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

The table below presents gross loans and lending commitments accounted for at amortized cost by portfolio.

	As of December
	2023		2022
$ in millions	Loans	Lending Commitments	Loans	Lending Commitments
Wholesale
Corporate	$33,866	$141,976	$36,822	$137,149
Commercial real estate	25,025	3,379	26,222	3,692
Residential real estate	21,243	1,431	18,523	3,089
Securities-based	14,621	691	16,671	508
Other collateralized	61,105	23,020	50,473	13,209
Other	1,333	888	1,723	944
Consumer
Installment	250	1	6,326	1,882
Credit cards	17,432	56,479	15,820	62,216
Total	$174,875	$227,865	$172,580	$222,689
In the table above, wholesale loans included $4.14 billion as of December 2023 and $2.67 billion as of December 2022 of nonaccrual loans for which the allowance for credit losses was measured on an asset-specific basis. The allowance for credit losses on these loans was $778 million as of December 2023 and $535 million as of December 2022. These loans included $625 million as of December 2023 and $384 million as of December 2022 of loans which did not require a reserve as the loan was deemed to be recoverable.
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

174	Goldman Sachs 2023 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The allowance for loan losses for wholesale loans that do not share similar risk characteristics, such as nonaccrual loans, is calculated using the present value of expected future cash flows discounted at the loan’s effective rate, the observable market price of the loan, or, in the case of collateral dependent loans, the fair value of the collateral less estimated costs to sell, if applicable. Wholesale loans are charged off against the allowance for loan losses when deemed to be uncollectible.
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
Installment loans are charged off when they are 120 days past due. Credit card loans are charged off when they are 180 days past due.

Allowance for Credit Losses Rollforward
The table below presents information about the allowance for credit losses.

$ in millions	Wholesale	Consumer	Total
Year Ended December 2023
Allowance for loan losses
Beginning balance	$2,562	$2,981	$5,543
Charge-offs	(455)	(1,246)	(1,701)
Recoveries	55	98	153
Net (charge-offs)/recoveries	(400)	(1,148)	(1,548)
Provision	540	641	1,181
Other	(126)	–	(126)
Ending balance	$2,576	$2,474	$5,050

Allowance ratio	1.6%	14.0%	2.9%
Net charge-off ratio	0.3%	5.5%	0.9%
Allowance for losses on lending commitments
Beginning balance	$711	$63	$774
Provision	(90)	(63)	(153)
Other	(1)	–	(1)
Ending balance	$620	$–	$620

Year Ended December 2022
Allowance for loan losses
Beginning balance	$2,135	$1,438	$3,573
Charge-offs	(318)	(555)	(873)
Recoveries	65	82	147
Net (charge-offs)/recoveries	(253)	(473)	(726)
Provision	699	2,016	2,715
Other	(19)	–	(19)
Ending balance	$2,562	$2,981	$5,543

Allowance ratio	1.7%	13.5%	3.2%
Net charge-off ratio	0.2%	2.8%	0.5%
Allowance for losses on lending commitments
Beginning balance	$589	$187	$776
Provision	124	(124)	–
Other	(2)	–	(2)
Ending balance	$711	$63	$774
In the table above:
•The allowance ratio is calculated by dividing the allowance for loan losses by gross loans accounted for at amortized cost.
•The net charge-off ratio is calculated by dividing net (charge-offs)/recoveries by average gross loans accounted for at amortized cost.

Goldman Sachs 2023 Form 10-K	175

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Forecast Model Inputs as of December 2023
When modeling expected credit losses, the firm employs a weighted, multi-scenario forecast, which includes baseline, adverse and favorable economic scenarios. As of December 2023, this multi-scenario forecast was weighted towards the baseline and adverse economic scenarios.
The table below presents the forecasted U.S. unemployment and U.S. GDP growth rates used in the baseline economic scenario of the forecast model.

As of December 2023
U.S. unemployment rate
Forecast for the quarter ended:
June 2024	4.2%
December 2024	4.3%
June 2025	4.2%

Growth in U.S. GDP
Forecast for the year:
2024	1.7%
2025	1.7%
2026	1.7%
The adverse economic scenario of the forecast model reflects a global recession in the first quarter of 2024 through the first quarter of 2025, resulting in an economic contraction and rising unemployment rates. In this scenario, the U.S. unemployment rate peaks at approximately 7.1% during the first quarter of 2025 and the maximum decline in the quarterly U.S. GDP relative to the fourth quarter of 2023 is approximately 2.7%, which occurs during the fourth quarter of 2024.
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

Allowance for Credit Losses Commentary
Year Ended December 2023. The allowance for credit losses decreased by $647 million during 2023, reflecting a net release related to the GreenSky installment loan portfolio (including a reserve reduction of $637 million related to the partial sale and transfer of the portfolio to held for sale), a reserve reduction of $442 million associated with the sale of Marcus loans, a reserve reduction of $160 million related to the transfer of the GM co-branded credit card portfolio to held for sale, a reserve release in the consumer portfolio based on actual repayment experience and lower balances in corporate loans due to sales and paydowns, partially offset by asset-specific provisions and ratings downgrades in the wholesale portfolio and seasoning of the credit card portfolio.
Charge-offs for 2023 for wholesale loans (principally related to term loans originated in 2021 and revolving loans) were primarily related to corporate loans and charge-offs for consumer loans were primarily related to credit cards.
Year Ended December 2022. The allowance for credit losses increased by $1.97 billion during 2022, reflecting growth in the firm’s consumer lending portfolio (principally in credit cards) and higher modeled expected losses due to broad macroeconomic and geopolitical concerns. In addition, the allowance for credit losses for wholesale loans was impacted by asset-specific provisions and ratings downgrades primarily related to borrowers in the technology, media & telecommunications, real estate, and consumer & retail industries.
Charge-offs for 2022 for wholesale loans were primarily related to corporate loans and charge-offs for consumer loans were primarily related to credit cards.
Estimated Fair Value
The table below presents the estimated fair value of loans that are not accounted for at fair value and in what level of the fair value hierarchy they would have been classified if they had been included in the firm’s fair value hierarchy.

	Carrying Value	Estimated Fair Value
$ in millions		Level 2	Level 3	Total
As of December 2023
Amortized cost	$169,825	$88,485	$83,288	$171,773
Held for sale	$7,027	$3,992	$3,038	$7,030
As of December 2022
Amortized cost	$167,037	$85,921	$83,121	$169,042
Held for sale	$4,594	$2,592	$2,014	$4,606
See Note 4 for an overview of the firm’s fair value measurement policies, valuation techniques and significant inputs used to determine the fair value of loans, and Note 5 for information about loans within the fair value hierarchy.

176	Goldman Sachs 2023 Form 10-K

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

	Year Ended December
$ in millions	2023	2022	2021
Unsecured short-term borrowings	$(4,341)	$4,055	$(1,016)
Unsecured long-term borrowings	(4,937)	6,506	(2,393)
Other	(513)	1,072	(135)
Total	$(9,791)	$11,633	$(3,544)
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
•Gains/(losses) included in other were primarily related to resale and repurchase agreements, deposits and other secured financings.
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

Goldman Sachs 2023 Form 10-K	177

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
Long-Term Debt Instruments
The aggregate contractual principal amount of long-term other secured financings, for which the fair value option was elected, exceeded the related fair value by $147 million as of December 2023. The related amount was not material as of December 2022.
The aggregate contractual principal amount of unsecured long-term borrowings, for which the fair value option was elected, exceeded the related fair value by $3.37 billion as of December 2023 and $5.03 billion as of December 2022.
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

	Year Ended December
$ in millions	2023	2022	2021
Pre-tax DVA	$(1,355)	$1,882	$433
After-tax DVA	$(1,015)	$1,403	$322
In the table above:
•After-tax DVA is included in debt valuation adjustment in the consolidated statements of comprehensive income.
•The gains/(losses) reclassified to market making in the consolidated statements of earnings from accumulated other comprehensive income/(loss) upon extinguishment of such financial liabilities were not material for 2023, 2022 or 2021.
Loans and Lending Commitments
The table below presents the difference between the aggregate fair value and the aggregate contractual principal amount for loans (included in trading assets and loans in the consolidated balance sheets) for which the fair value option was elected.

	As of December
$ in millions	2023	2022
Performing loans
Aggregate contractual principal in excess of fair value	$1,893	$2,645

Loans on nonaccrual status and/or more than 90 days past due
Aggregate contractual principal in excess of fair value	$2,305	$3,331
Aggregate fair value	$1,508	$2,633
In the table above, the aggregate contractual principal amount of loans on nonaccrual status and/or more than 90 days past due (which excludes loans carried at zero fair value and considered uncollectible) exceeds the related fair value primarily because the firm regularly purchases loans, such as distressed loans, at values significantly below the contractual principal amounts.
The fair value of unfunded lending commitments for which the fair value option was elected was a liability of $3 million as of December 2023 and $22 million as of December 2022, and the related total contractual amount of these lending commitments was $878 million as of December 2023 and $307 million as of December 2022. See Note 18 for further information about lending commitments.
Impact of Credit Spreads on Loans and Lending Commitments
The estimated net gain/(loss) attributable to changes in instrument-specific credit spreads on loans and lending commitments for which the fair value option was elected was $(125) million for 2023, $(281) million for 2022 and $277 million for 2021. The firm generally calculates the fair value of loans and lending commitments for which the fair value option is elected by discounting future cash flows at a rate which incorporates the instrument-specific credit spreads. For floating-rate loans and lending commitments, substantially all changes in fair value are attributable to changes in instrument-specific credit spreads, whereas for fixed-rate loans and lending commitments, changes in fair value are also attributable to changes in interest rates.

178	Goldman Sachs 2023 Form 10-K

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
In a transaction where the firm lends securities and receives securities that can be delivered or pledged as collateral, the firm recognizes the securities received within securities borrowed and the obligation to return those securities within securities loaned in the consolidated balance sheets.
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
Substantially all of the securities borrowed and loaned within Equities financing are recorded based on the amount of cash collateral advanced or received plus accrued interest. The firm also reviews such securities borrowed to determine if an allowance for credit losses should be recorded by taking into consideration the fair value of collateral received. As these agreements generally can be terminated on demand, they exhibit little, if any, sensitivity to changes in interest rates. Therefore, the carrying value of such agreements approximates fair value. As these agreements are not accounted for at fair value, they are not included in the firm’s fair value hierarchy in Notes 4 and 5. Had these agreements been included in the firm’s fair value hierarchy, they would have been classified in level 2 as of both December 2023 and December 2022.

Goldman Sachs 2023 Form 10-K	179

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Offsetting Arrangements
The table below presents resale and repurchase agreements and securities borrowed and loaned transactions included in the consolidated balance sheets, as well as the amounts not offset in the consolidated balance sheets.

	Assets		Liabilities
$ in millions	Resale agreements	Securities borrowed	Repurchase agreements	Securities loaned
As of December 2023
Included in the consolidated balance sheets
Gross carrying value	$315,112	$199,753	$341,194	$60,816
Counterparty netting	(91,307)	(333)	(91,307)	(333)
Total	223,805	199,420	249,887	60,483

Amounts not offset
Counterparty netting	(29,136)	(9,373)	(29,136)	(9,373)
Collateral	(189,358)	(182,918)	(217,498)	(50,807)
Total	$5,311	$7,129	$3,253	$303
As of December 2022
Included in the consolidated balance sheets
Gross carrying value	$334,042	$199,623	$219,274	$41,309
Counterparty netting	(108,925)	(10,582)	(108,925)	(10,582)
Total	225,117	189,041	110,349	30,727

Amounts not offset
Counterparty netting	(15,350)	(4,576)	(15,350)	(4,576)
Collateral	(204,843)	(171,997)	(92,997)	(25,578)
Total	$4,924	$12,468	$2,002	$573
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
•Resale agreements included in the consolidated balance sheets of $223.54 billion as of December 2023 and $225.12 billion as of December 2022 and all repurchase agreements included in the consolidated balance sheets are carried at fair value under the fair value option. See Note 4 for further information about the valuation techniques and significant inputs used to determine fair value.
•Securities borrowed included in the consolidated balance sheets of $44.93 billion as of December 2023 and $38.58 billion as of December 2022, and securities loaned included in the consolidated balance sheets of $8.93 billion as of December 2023 and $4.37 billion as of December 2022 were at fair value under the fair value option. See Note 5 for further information about securities borrowed and securities loaned accounted for at fair value.
Gross Carrying Value of Repurchase Agreements and Securities Loaned
The table below presents the gross carrying value of repurchase agreements and securities loaned by class of collateral pledged.

$ in millions	Repurchase agreements	Securities loaned
As of December 2023
Money market instruments	$3	$–
U.S. government and agency obligations	228,718	216
Non-U.S. government and agency obligations	85,230	376
Securities backed by commercial real estate	135	–
Securities backed by residential real estate	641	–
Corporate debt securities	10,585	230
State and municipal obligations	57	–
Other debt obligations	144	–
Equity securities	15,681	59,994
Total	$341,194	$60,816
As of December 2022
Money market instruments	$10	$–
U.S. government and agency obligations	112,825	55
Non-U.S. government and agency obligations	87,828	594
Securities backed by commercial real estate	172	–
Securities backed by residential real estate	466	–
Corporate debt securities	11,398	295
State and municipal obligations	143	–
Other debt obligations	108	–
Equity securities	6,324	40,365
Total	$219,274	$41,309
The table below presents the gross carrying value of repurchase agreements and securities loaned by maturity.

	As of December 2023
$ in millions	Repurchase agreements	Securities loaned
No stated maturity and overnight	$147,945	$37,750
2 - 30 days	101,637	754
31 - 90 days	33,323	454
91 days - 1 year	46,597	11,703
Greater than 1 year	11,692	10,155
Total	$341,194	$60,816
In the table above:
•Repurchase agreements and securities loaned that are repayable prior to maturity at the option of the firm are reflected at their contractual maturity dates.
•Repurchase agreements and securities loaned that are redeemable prior to maturity at the option of the holder are reflected at the earliest dates such options become exercisable.

180	Goldman Sachs 2023 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Other Secured Financings
In addition to repurchase agreements and securities loaned transactions, the firm funds certain assets through the use of other secured financings and pledges financial instruments and other assets as collateral in these transactions. These other secured financings include:
•Liabilities of CIEs and consolidated VIEs;
•Transfers of assets accounted for as financings rather than sales (e.g., pledged commodities, bank loans and mortgage whole loans); and
•Other structured financing arrangements.
Other secured financings included nonrecourse arrangements. Nonrecourse other secured financings were $5.57 billion as of December 2023 and $7.94 billion as of December 2022.
The firm has elected to apply the fair value option to substantially all other secured financings because the use of fair value eliminates non-economic volatility in earnings that would arise from using different measurement attributes. See Note 10 for further information about other secured financings that are accounted for at fair value.
Other secured financings that are not recorded at fair value are recorded based on the amount of cash received plus accrued interest, which generally approximates fair value. As these financings are not accounted for at fair value, they are not included in the firm’s fair value hierarchy in Notes 4 and 5. Had these financings been included in the firm’s fair value hierarchy, substantially all would have been classified in level 3 as of both December 2023 and December 2022.

The table below presents information about other secured financings.

$ in millions	U.S. Dollar	Non-U.S. Dollar	Total
As of December 2023
Other secured financings (short-term):
At fair value	$3,385	$3,451	$6,836
At amortized cost	–	368	368
Other secured financings (long-term):
At fair value	1,872	3,846	5,718
At amortized cost	272	–	272
Total other secured financings	$5,529	$7,665	$13,194

Other secured financings collateralized by:
Financial instruments	$3,122	$6,755	$9,877
Other assets	$2,407	$910	$3,317
As of December 2022
Other secured financings (short-term):
At fair value	$3,478	$2,963	$6,441
At amortized cost	398	–	398
Other secured financings (long-term):
At fair value	3,793	2,522	6,315
At amortized cost	395	397	792
Total other secured financings	$8,064	$5,882	$13,946

Other secured financings collateralized by:
Financial instruments	$3,817	$4,895	$8,712
Other assets	$4,247	$987	$5,234
In the table above:
•Short-term other secured financings includes financings maturing within one year of the financial statement date and financings that are redeemable within one year of the financial statement date at the option of the holder.
•U.S. dollar-denominated short-term other secured financings at amortized cost had a weighted average interest rate of 5.56% as of December 2022. This rate includes the effect of hedging activities.
•Non-U.S. dollar-denominated short-term other secured financings at amortized cost had a weighted average interest rate of 0.47% as of December 2023. This rate includes the effect of hedging activities.
•U.S. dollar-denominated long-term other secured financings at amortized cost had a weighted average interest rate of 3.44% as of December 2023 and 3.54% as of December 2022. These rates include the effect of hedging activities.
•Non-U.S. dollar-denominated long-term other secured financings at amortized cost had a weighted average interest rate of 0.45% as of December 2022. This rate includes the effect of hedging activities.

Goldman Sachs 2023 Form 10-K	181

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

•Total other secured financings included $2.34 billion as of December 2023 and $1.69 billion as of December 2022 related to transfers of financial assets accounted for as financings rather than sales. Such financings were collateralized by financial assets, primarily included in trading assets, of $2.36 billion as of December 2023 and $1.64 billion as of December 2022.
•Other secured financings collateralized by financial instruments included $8.38 billion as of December 2023 and $7.49 billion as of December 2022 of other secured financings collateralized by trading assets, investments and loans, and included $1.49 billion as of December 2023 and $1.22 billion as of December 2022 of other secured financings collateralized by financial instruments received as collateral and repledged.
The table below presents other secured financings by maturity.

As of
$ in millions	December 2023
Other secured financings (short-term)	$7,204
Other secured financings (long-term):
2025	1,930
2026	763
2027	124
2028	1,504
2029 - thereafter	1,669
Total other secured financings (long-term)	5,990
Total other secured financings	$13,194
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

	As of December
$ in millions	2023	2022
Collateral available to be delivered or repledged	$1,002,891	$971,699
Collateral that was delivered or repledged	$862,988	$797,919
The table below presents information about assets pledged.

	As of December
$ in millions	2023	2022
Pledged to counterparties that had the right to deliver or repledge
Trading assets	$110,567	$40,143

Pledged to counterparties that did not have the right to deliver or repledge
Trading assets	$138,404	$70,912
Investments	$22,165	$2,932
Loans	$8,865	$6,600
Other assets	$3,924	$7,525
In the table above, the firm revised the amount previously reported as investments pledged to counterparties (that had the right to deliver or repledge) as of December 2022 from $9.82 billion to $0. As a result, that line was removed from the table and from the parenthetical disclosure on the consolidated balance sheets. In addition, in the table above, the firm revised the amount previously reported as investments pledged to counterparties (that did not have the right to deliver or repledge) as of December 2022 from $1.73 billion to $2.93 billion. These revisions were not material to the firm's consolidated financial statements, only impacted the lines noted above and had no impact on the firm's results of operations or cash flows.
The firm also segregates securities for regulatory and other purposes related to client activity. Such securities are segregated from trading assets and investments, as well as from securities received as collateral under resale agreements and securities borrowed transactions. Securities segregated by the firm were $49.26 billion as of December 2023 and $49.60 billion as of December 2022.

182	Goldman Sachs 2023 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 12.
Other Assets
The table below presents other assets by type.

	As of December
$ in millions	2023	2022
Property, leasehold improvements and equipment	$11,244	$17,074
Goodwill	5,916	6,374
Identifiable intangible assets	1,177	2,009
Operating lease right-of-use assets	2,171	2,172
Income tax-related assets	8,157	7,012
Miscellaneous receivables and other	7,925	4,567
Total	$36,590	$39,208
Property, Leasehold Improvements and Equipment
Property, leasehold improvements and equipment is net of accumulated depreciation and amortization of $13.64 billion as of December 2023 and $12.19 billion as of December 2022. Property, leasehold improvements and equipment included $6.65 billion as of December 2023 and $7.17 billion as of December 2022 that the firm uses in connection with its operations, and $124 million as of December 2023 and $89 million as of December 2022 of foreclosed real estate. The remainder is held by investment entities, including VIEs, consolidated by the firm. Substantially all property and equipment is depreciated on a straight-line basis over the useful life of the asset. Leasehold improvements are amortized on a straight-line basis over the shorter of the useful life of the improvement or the term of the lease. Capitalized costs of software developed or obtained for internal use are amortized on a straight-line basis over three years.
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

The firm had impairments of $1.46 billion during 2023, related to commercial real estate included in CIEs within Asset & Wealth Management. In addition, the firm had impairments of $118 million during 2023, related to capitalized software substantially all within Platform Solutions and Asset & Wealth Management. The firm had impairments of $314 million during 2022 and $143 million during 2021 primarily related to CIEs within Asset & Wealth Management.
Goodwill
Goodwill is the cost of acquired companies in excess of the fair value of net assets, including identifiable intangible assets, at the acquisition date.
The table below presents the carrying value of goodwill by reporting unit.

	As of December
$ in millions	2023	2022
Global Banking & Markets:
Investment banking	$267	$267
FICC	269	269
Equities	2,647	2,647
Asset & Wealth Management:
Asset management	1,410	1,385
Wealth management	1,309	1,310
Platform Solutions:
Consumer platforms	–	482
Transaction banking and other	14	14
Total	$5,916	$6,374
In the table above, the decrease in goodwill from December 2022 to December 2023 was primarily attributable to the impairment of goodwill associated with Consumer platforms described below.

Goldman Sachs 2023 Form 10-K	183

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
When performing a quantitative goodwill test, the estimated fair value of each reporting unit is based on valuation techniques the firm believes market participants would use to value these reporting units. Estimated fair values are generally derived from utilizing a relative value technique, which applies observable price-to-earnings multiples or price-to-book multiples of comparable competitors to the reporting units’ net earnings or net book value, or a discounted cash flow valuation approach, for reporting units with businesses in early stages of development. The carrying value of each reporting unit reflects an allocation of total shareholders’ equity and represents the estimated amount of total shareholders’ equity required to support the activities of the reporting unit under currently applicable regulatory capital requirements.
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

In the fourth quarter of 2023, the firm performed its annual assessment of goodwill for impairment, for each of its reporting units with goodwill, by performing a qualitative assessment. Multiple factors were assessed with respect to each of these reporting units to determine whether it was more likely than not that the estimated fair value of each of those reporting units was less than its carrying value. The qualitative assessment also considered changes since a quantitative test across all of the firm's reporting units was last performed in 2022.
During the fourth quarter of 2023, the firm considered the following factors in the qualitative annual assessment:
•Performance Indicators. For 2023, the firm generated higher net revenues net of provision for credit losses and increased book value per share, although overall performance declined compared with 2022. This decline reflected the firm’s continued execution on the narrowing of its strategic focus, which had a negative impact on net earnings. Within the reporting units with goodwill, there continued to be solid fundamentals underlying our businesses, where the firm continued to maintain industry leadership positions and execute on strategic goals.
•Macroeconomic Indicators. Despite broad macroeconomic and geopolitical concerns, the global economy continued to grow in 2023.
•Firm and Industry Events. There were no events, entity-specific or otherwise, that would have had a significant negative impact on the valuation of the firm’s reporting units with goodwill.
•Fair Value Indicators. Since the 2022 quantitative test, changes in the fair value indicators in the market did not have a significant negative impact on the valuation of the firm’s reporting units with goodwill.
As a result of the qualitative assessment, the firm determined that it was more likely than not that the estimated fair value of each reporting unit with goodwill exceeded its respective carrying value. Therefore, the firm determined that goodwill for each reporting unit was not impaired and that a quantitative goodwill test was not required.

184	Goldman Sachs 2023 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Identifiable Intangible Assets
The table below presents identifiable intangible assets by type.

	As of December
$ in millions	2023	2022
Customer lists
Gross carrying value	$2,339	$2,520
Accumulated amortization	(1,292)	(1,227)
Net carrying value	1,047	1,293

Other
Gross carrying value	866	1,191
Accumulated amortization	(736)	(475)
Net carrying value	130	716

Total gross carrying value	3,205	3,711
Total accumulated amortization	(2,028)	(1,702)
Total net carrying value	$1,177	$2,009
In the table above:
•Other includes acquired leases and merchant relationships related to GreenSky. Previously, merchant relationships were included in customer lists and merchant relationships but were reclassified to other in conjunction with the planned sale of GreenSky. Prior period amounts have been conformed to the current presentation.
•The decrease in the net carrying value of identifiable intangible assets from December 2022 to December 2023 was primarily attributable to the $506 million write-down related to GreenSky. These identifiable intangible assets, which are included within Platform Solutions, were classified as held for sale in connection with the planned sale of GreenSky and had a net carrying value of $110 million as of December 2023.
•During 2023, the amount of identifiable intangible assets acquired by the firm was not material. The firm acquired approximately $1.79 billion of identifiable intangible assets (with a weighted average amortization period of 13 years) during 2022, substantially all in connection with the acquisitions of GreenSky and NN Investment Partners. Substantially all of these identifiable intangible assets consisted of customer lists and merchant relationships.
•Substantially all of the firm’s identifiable intangible assets have finite useful lives and are amortized over their estimated useful lives generally using the straight-line method.

The tables below present information about the amortization of identifiable intangible assets.

	Year Ended December
$ in millions	2023	2022	2021
Amortization	$681	$174	$120
In the table above, amortization for 2023 included the $506 million write-down related to GreenSky, which is included in depreciation and amortization.

As of
$ in millions	December 2023
Estimated future amortization
2024	$101
2025	$93
2026	$86
2027	$86
2028	$86
The firm tests identifiable intangible assets for impairment when events or changes in circumstances suggest that an asset’s or asset group’s carrying value may not be fully recoverable. To the extent the carrying value of an asset or asset group exceeds the projected undiscounted cash flows expected to result from the use and eventual disposal of the asset or asset group, the firm determines the asset or asset group is impaired and records an impairment equal to the difference between the estimated fair value and the carrying value of the asset or asset group. In addition, the firm will recognize an impairment prior to the sale of an asset or asset group if the carrying value of the asset or asset group exceeds its estimated fair value. Other than as noted above, there were no material impairments or write-downs during 2023, 2022 or 2021.
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
An operating lease right-of-use asset is initially determined based on the operating lease liability, adjusted for initial direct costs, lease incentives and amounts paid at or prior to lease commencement. This amount is then amortized over the lease term. Right-of-use assets and operating lease liabilities recognized (in non-cash transactions for leases entered into or assumed) by the firm were $333 million for 2023, $256 million for 2022 and $305 million for 2021. See Note 15 for information about operating lease liabilities.

Goldman Sachs 2023 Form 10-K	185

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

For leases where the firm will derive no economic benefit from leased space that it has vacated or where the firm has shortened the term of a lease when space is no longer needed, the firm will record an impairment or accelerated amortization of right-of-use assets. There were no material impairments or accelerated amortizations during either 2023 or 2022.
Miscellaneous Receivables and Other
Miscellaneous receivables and other included:
•Funded investments in qualified affordable housing projects of $1.13 billion as of December 2023 and $793 million as of December 2022. These projects are generally organized as limited partnerships or similar entities and a third-party is typically the general partner or the managing member. The firm invests in the entity as a limited partner and receives tax credits for such investments. The firm accounts for these investments using the proportional amortization method such that the investment is amortized in proportion to the income tax credits received on such investments. The amortization of investments and the related income tax credit are recorded as a component of the provision for taxes. During 2023, the firm recognized amortization of $301 million and income tax credits and related tax benefits of $370 million, during 2022, the firm recognized amortization of $127 million and income tax credits and related tax benefits of $151 million and during 2021, the firm recognized amortization of $130 million and income tax credits and related tax benefits of $176 million. Miscellaneous receivables and other also included accrued unfunded commitments related to investments in qualified affordable housing projects of $2.26 billion as of December 2023. See Note 18 for further information about the firm’s commitments to invest in qualified affordable housing projects.
•Assets classified as held for sale were $518 million as of December 2023 and $285 million as of December 2022. See below for further information.

Assets Held for Sale. During the third quarter of 2023, in connection with the planned sale of GreenSky, the firm classified GreenSky (within Platform Solutions) as held for sale. After a reserve release of $637 million in provision for credit losses and a markdown of $123 million to reflect the loan portfolio at the lower of its carrying value or fair value less cost to sell, the firm wrote down $506 million of net assets related to GreenSky (included in depreciation and amortization). As of December 2023, the assets related to GreenSky were approximately $3.4 billion and consisted of loans of approximately $3.0 billion (included in loans), segregated cash of approximately $110 million (included in cash and cash equivalents), identifiable intangible assets of approximately $110 million (included in identifiable intangible assets within other assets) and other assets of approximately $190 million (included in miscellaneous receivables and other within other assets). See Note 9 for further information about loans classified as held for sale, above for further information about identifiable intangible assets, and Note 15 for information about liabilities classified as held for sale.
Assets held for sale also included $327 million as of December 2023 and $285 million as of December 2022 of assets related to certain of the firm’s consolidated investments within Asset & Wealth Management. Substantially all of these assets consisted of property and equipment and were included in miscellaneous receivables and other within other assets.

186	Goldman Sachs 2023 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 13.
Deposits
The table below presents the types and sources of deposits.

$ in millions	Savings and Demand	Time	Total
As of December 2023
Consumer	$120,211	$36,903	$157,114
Private bank	86,457	6,855	93,312
Brokered certificates of deposit	–	46,860	46,860
Deposit sweep programs	31,916	–	31,916
Transaction banking	68,177	3,643	71,820
Other	1,568	25,827	27,395
Total	$308,329	$120,088	$428,417
As of December 2022
Consumer	$98,580	$21,330	$119,910
Private bank	94,133	11,716	105,849
Brokered certificates of deposit	–	32,624	32,624
Deposit sweep programs	44,819	–	44,819
Transaction banking	65,155	5,069	70,224
Other	808	12,431	13,239
Total	$303,495	$83,170	$386,665
In the table above:
•Substantially all deposits are interest-bearing.
•Savings and demand accounts consist of money market deposit accounts, negotiable order of withdrawal accounts and demand deposit accounts that have no stated maturity or expiration date.
•Time deposits included $29.46 billion as of December 2023 and $15.75 billion as of December 2022 of deposits accounted for at fair value under the fair value option. See Note 10 for further information about deposits accounted for at fair value.
•Time deposits had a weighted average maturity of approximately 0.6 years as of December 2023 and 0.9 years as of December 2022.
•Consumer deposits consist of deposits from both Marcus and Apple Card customers.
•Deposit sweep programs include contractual agreements with U.S. broker-dealers who sweep client cash to FDIC-insured deposits.
•Transaction banking deposits consist of deposits that the firm raised through its cash management services business for corporate and other institutional clients.
•Other deposits are substantially all from institutional clients.
•Deposits insured by the FDIC were $221.52 billion as of December 2023 and $184.88 billion as of December 2022.

•Deposits insured by non-U.S. insurance programs were $26.00 billion as of December 2023 and $31.74 billion as of December 2022. The decline in insured deposits from December 2022 reflected a change in an insurance program that became effective in January 2023, which reduced the population of deposit accounts eligible for insurance coverage and lowered the applicable insurance limits.
The table below presents the location of deposits.

	As of December
$ in millions	2023	2022
U.S. offices	$333,116	$313,598
Non-U.S. offices	95,301	73,067
Total	$428,417	$386,665
In the table above, U.S. deposits were held at Goldman Sachs Bank USA (GS Bank USA) and substantially all non-U.S. deposits were held at Goldman Sachs International Bank (GSIB) and Goldman Sachs Bank Europe SE (GSBE).
The table below presents maturities of time deposits held in U.S. and non-U.S. offices.

	As of December 2023
$ in millions	U.S.	Non-U.S.	Total
2024	$76,602	$30,318	$106,920
2025	5,534	796	6,330
2026	2,808	294	3,102
2027	1,262	204	1,466
2028	768	198	966
2029 - thereafter	1,069	235	1,304
Total	$88,043	$32,045	$120,088
As of December 2023, deposits in U.S. offices included $14.47 billion and deposits in non-U.S. offices included $31.12 billion of time deposits in denominations that met or exceeded the applicable insurance limits, or were otherwise not covered by insurance.
The firm’s savings and demand deposits are recorded based on the amount of cash received plus accrued interest, which approximates fair value. In addition, the firm designates certain derivatives as fair value hedges to convert a portion of its time deposits not accounted for at fair value from fixed-rate obligations into floating-rate obligations. The carrying value of time deposits not accounted for at fair value approximated fair value as of both December 2023 and December 2022. As these savings and demand deposits and time deposits are not accounted for at fair value, they are not included in the firm’s fair value hierarchy in Notes 4 and 5. Had these deposits been included in the firm’s fair value hierarchy, they would have been classified in level 2 as of both December 2023 and December 2022.

Goldman Sachs 2023 Form 10-K	187

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 14.
Unsecured Borrowings
The table below presents information about unsecured borrowings.

	As of December
$ in millions	2023	2022
Unsecured short-term borrowings	$75,945	$60,961
Unsecured long-term borrowings	241,877	247,138
Total	$317,822	$308,099
Unsecured Short-Term Borrowings
Unsecured short-term borrowings includes the portion of unsecured long-term borrowings maturing within one year of the financial statement date and unsecured long-term borrowings that are redeemable within one year of the financial statement date at the option of the holder.
The firm accounts for certain hybrid financial instruments at fair value under the fair value option. See Note 10 for further information about unsecured short-term borrowings that are accounted for at fair value. In addition, the firm designates certain derivatives as fair value hedges to convert a portion of its unsecured short-term borrowings not accounted for at fair value from fixed-rate obligations into floating-rate obligations. The carrying value of unsecured short-term borrowings that are not recorded at fair value generally approximates fair value due to the short-term nature of the obligations. As these unsecured short-term borrowings are not accounted for at fair value, they are not included in the firm’s fair value hierarchy in Notes 4 and 5. Had these borrowings been included in the firm’s fair value hierarchy, substantially all would have been classified in level 2 as of both December 2023 and December 2022.
The table below presents information about unsecured short-term borrowings.

	As of December
$ in millions	2023	2022
Current portion of unsecured long-term borrowings	$49,361	$38,635
Hybrid financial instruments	23,073	18,383
Commercial paper	1,213	1,718
Other unsecured short-term borrowings	2,298	2,225
Total unsecured short-term borrowings	$75,945	$60,961
Weighted average interest rate	3.64%	3.71%
In the table above:
•The current portion of unsecured long-term borrowings included $29.67 billion as of December 2023 and $21.75 billion as of December 2022 issued by Group Inc.
•The weighted average interest rates for these borrowings include the effect of hedging activities and exclude unsecured short-term borrowings accounted for at fair value under the fair value option. See Note 7 for further information about hedging activities.

Unsecured Long-Term Borrowings
The table below presents information about unsecured long-term borrowings.

$ in millions	U.S. Dollar	Non-U.S. Dollar	Total
As of December 2023
Fixed-rate obligations:
Group Inc.	$112,821	$31,023	$143,844
Subsidiaries	1,992	3,739	5,731
Floating-rate obligations:
Group Inc.	18,936	12,555	31,491
Subsidiaries	38,117	22,694	60,811
Total	$171,866	$70,011	$241,877
As of December 2022
Fixed-rate obligations:
Group Inc.	$117,092	$35,541	$152,633
Subsidiaries	1,894	2,997	4,891
Floating-rate obligations:
Group Inc.	19,308	14,032	33,340
Subsidiaries	36,381	19,893	56,274
Total	$174,675	$72,463	$247,138
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
•U.S. dollar-denominated debt had interest rates ranging from 0.86% to 6.75% (with a weighted average rate of 3.73%) as of December 2023 and 0.66% to 6.75% (with a weighted average rate of 3.51%) as of December 2022. These rates exclude unsecured long-term borrowings accounted for at fair value under the fair value option.
•Non-U.S. dollar-denominated debt had interest rates ranging from 0.25% to 7.25% (with a weighted average rate of 2.11%) as of December 2023 and 0.13% to 7.25% (with a weighted average rate of 1.85%) as of December 2022. These rates exclude unsecured long-term borrowings accounted for at fair value under the fair value option.

188	Goldman Sachs 2023 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The table below presents unsecured long-term borrowings by maturity.

	As of December 2023
$ in millions	Group Inc.	Subsidiaries	Total
2025	$28,946	$18,886	$47,832
2026	21,970	8,177	30,147
2027	26,938	9,154	36,092
2028	19,390	8,638	28,028
2029 - thereafter	78,091	21,687	99,778
Total	$175,335	$66,542	$241,877
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
•Unsecured long-term borrowings included $(10.71) billion of adjustments to the carrying value of certain unsecured long-term borrowings resulting from the application of hedge accounting by year of maturity as follows: $(685) million in 2025, $(500) million in 2026, $(1.15) billion in 2027, $(1.11) billion in 2028 and $(7.26) billion in 2029 and thereafter.
The firm designates certain derivatives as fair value hedges to convert a portion of fixed-rate unsecured long-term borrowings not accounted for at fair value into floating-rate obligations. See Note 7 for further information about hedging activities.

The table below presents unsecured long-term borrowings, after giving effect to such hedging activities.

$ in millions	Group Inc.	Subsidiaries	Total
As of December 2023
Fixed-rate obligations:
At fair value	$10,563	$1,654	$12,217
At amortized cost	4,897	3,258	8,155
Floating-rate obligations:
At fair value	18,402	55,791	74,193
At amortized cost	141,473	5,839	147,312
Total	$175,335	$66,542	$241,877

As of December 2022
Fixed-rate obligations:
At fair value	$6,094	$53	$6,147
At amortized cost	2,667	3,398	6,065
Floating-rate obligations:
At fair value	16,328	50,672	67,000
At amortized cost	160,884	7,042	167,926
Total	$185,973	$61,165	$247,138
In the table above, the aggregate amounts of unsecured long-term borrowings had weighted average interest rates of 6.13% (3.44% related to fixed-rate obligations and 6.27% related to floating-rate obligations) as of December 2023 and 4.97% (4.08% related to fixed-rate obligations and 5.00% related to floating-rate obligations) as of December 2022. These rates exclude unsecured long-term borrowings accounted for at fair value under the fair value option.
The carrying value of unsecured long-term borrowings for which the firm did not elect the fair value option was $155.47 billion as of December 2023 and $173.99 billion as of December 2022. The estimated fair value of such unsecured long-term borrowings was $157.75 billion as of December 2023 and $173.70 billion as of December 2022. As these borrowings are not accounted for at fair value, they are not included in the firm’s fair value hierarchy in Notes 4 and 5. Had these borrowings been included in the firm’s fair value hierarchy, substantially all would have been classified in level 2 as of both December 2023 and December 2022.

Goldman Sachs 2023 Form 10-K	189

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Subordinated Borrowings
Unsecured long-term borrowings includes subordinated debt and junior subordinated debt. Subordinated debt that matures within one year is included in unsecured short-term borrowings. Junior subordinated debt is junior in right of payment to other subordinated borrowings, which are junior to senior borrowings. Long-term subordinated debt had maturities ranging from 2025 to 2045 as of both December 2023 and December 2022.
The table below presents information about subordinated borrowings.

$ in millions	Par Amount	Carrying Value	Rate
As of December 2023
Subordinated debt	$12,215	$11,898	7.79%
Junior subordinated debt	968	1,053	6.30%
Total	$13,183	$12,951	7.68%
As of December 2022
Subordinated debt	$12,261	$11,882	6.40%
Junior subordinated debt	968	1,054	4.86%
Total	$13,229	$12,936	6.29%
In the table above:
•The par amount of subordinated debt issued by Group Inc. was $12.22 billion as of December 2023 and $12.26 billion as of December 2022, and the carrying value of subordinated debt issued by Group Inc. was $11.90 billion as of December 2023 and $11.88 billion as of December 2022.
•The rate is the weighted average interest rate for these borrowings (excluding borrowings accounted for at fair value under the fair value option), including the effect of fair value hedges used to convert fixed-rate obligations into floating-rate obligations. See Note 7 for further information about hedging activities.

Junior Subordinated Debt
In 2004, Group Inc. issued $2.84 billion of junior subordinated debt to Goldman Sachs Capital I, a Delaware statutory trust. Goldman Sachs Capital I issued $2.75 billion of guaranteed preferred beneficial interests (Trust Preferred securities) to third parties and $85 million of common beneficial interests to Group Inc. As of both December 2023 and December 2022, the outstanding par amount of junior subordinated debt held by Goldman Sachs Capital I was $968 million and the outstanding par amount of Trust Preferred securities and common beneficial interests issued by Goldman Sachs Capital I was $939 million and $29 million, respectively. Goldman Sachs Capital I is a wholly-owned finance subsidiary of the firm for regulatory and legal purposes but is not consolidated for accounting purposes.
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
Note 15.
Other Liabilities
The table below presents other liabilities by type.

	As of December
$ in millions	2023	2022
Compensation and benefits	$7,804	$7,225
Income tax-related liabilities	2,947	2,669
Operating lease liabilities	2,232	2,154
Noncontrolling interests	363	649
Employee interests in consolidated funds	19	25
Accrued expenses and other	10,438	8,733
Total	$23,803	$21,455
Operating Lease Liabilities
For leases longer than one year, the firm recognizes a right-of-use asset representing the right to use the underlying asset for the lease term, and a lease liability representing the liability to make payments. See Note 12 for information about operating lease right-of-use assets.

190	Goldman Sachs 2023 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The table below presents information about operating lease liabilities.

$ in millions	Operating lease liabilities
As of December 2023
2024	$325
2025	325
2026	288
2027	256
2028	231
2029 - thereafter	1,462
Total undiscounted lease payments	2,887
Imputed interest	(655)
Total operating lease liabilities	$2,232

Weighted average remaining lease term	12 years
Weighted average discount rate	4.13%
As of December 2022
2023	$325
2024	334
2025	283
2026	236
2027	203
2028 - thereafter	1,424
Total undiscounted lease payments	2,805
Imputed interest	(651)
Total operating lease liabilities	$2,154

Weighted average remaining lease term	13 years
Weighted average discount rate	3.66%
In the table above, the weighted average discount rate represents the firm’s incremental borrowing rate as of January 2019 for operating leases existing on the date of adoption of ASU No. 2016-02, “Leases (Topic 842),” and at the lease inception date for leases entered into subsequent to the adoption of this ASU.
Operating lease costs were $484 million for 2023, $462 million for 2022 and $463 million for 2021. Variable lease costs, which are included in operating lease costs, were not material for 2023, 2022 and 2021. Total occupancy expenses for space held in excess of the firm’s current requirements were not material for 2023, 2022 and 2021.
Lease payments relating to operating lease arrangements that were signed but had not yet commenced were $1.18 billion as of December 2023.

Accrued Expenses and Other
Accrued expenses and other included:
•Liabilities classified as held for sale were approximately $257 million as of December 2023, substantially all of which related to GreenSky within Platform Solutions and consisted primarily of customer and other payables. Liabilities classified as held for sale were not material as of December 2022. See Note 12 for further information about assets held for sale.
•Contract liabilities, which represent consideration received by the firm in connection with its contracts with clients prior to providing the service, were $76 million as of December 2023 and $113 million as of December 2022.
•Accrued unfunded commitments related to investments in qualified affordable housing projects were $2.26 billion as of December 2023. See Note 18 for further information about the firm’s commitments to invest in qualified affordable housing projects.
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

Goldman Sachs 2023 Form 10-K	191

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

	Year Ended December
$ in millions	2023	2022	2021
Residential mortgages	$20,276	$26,717	$29,048
Commercial mortgages	4,446	13,935	18,396
Other financial assets	5,951	3,617	4,377
Total financial assets securitized	$30,673	$44,269	$51,821
Retained interests cash flows	$493	$551	$513
The firm securitized assets of $369 million during 2023, $792 million during 2022 and $886 million during 2021, in a non-cash exchange for loans and investments.
The table below presents information about nonconsolidated securitization entities to which the firm sold assets and had continuing involvement as of the end of the period.

$ in millions	Outstanding Principal Amount	Retained Interests	Purchased Interests
As of December 2023
U.S. government agency-issued CMOs	$31,140	$2,260	$–
Other residential mortgage-backed	28,767	1,162	78
Other commercial mortgage-backed	61,648	1,192	61
Corporate debt and other asset-backed	12,501	685	56
Total	$134,056	$5,299	$195
As of December 2022
U.S. government agency-issued CMOs	$38,617	$1,835	$–
Other residential mortgage-backed	27,075	1,461	117
Other commercial mortgage-backed	59,688	1,349	82
Corporate debt and other asset-backed	8,750	398	46
Total	$134,130	$5,043	$245

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
•Substantially all of the total outstanding principal amount and total retained interests relate to securitizations during 2019 and thereafter.
•The fair value of retained interests was $5.26 billion as of December 2023 and $5.03 billion as of December 2022.
In addition to the interests in the table above, the firm had other continuing involvement in the form of derivative transactions and commitments with certain nonconsolidated VIEs. The carrying value of these derivatives and commitments was a net asset of $120 million as of December 2023 and $72 million as of December 2022, and the notional amount of these derivatives and commitments was $1.95 billion as of December 2023 and $1.90 billion as of December 2022. The notional amounts of these derivatives and commitments are included in maximum exposure to loss in the nonconsolidated VIE table in Note 17. Additionally, during 2023, the firm provided seller financing of approximately $2.7 billion in connection with the sale of $3.24 billion of Marcus loans and received $1.0 billion in principal and interest repayments from this financing. As of December 2023, the total outstanding principal amount of such seller financing was $1.81 billion.

192	Goldman Sachs 2023 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The table below presents information about the weighted average key economic assumptions used in measuring the fair value of mortgage-backed retained interests.

	As of December
$ in millions	2023	2022
Fair value of retained interests	$4,590	$4,644
Weighted average life (years)	5.7	6.6
Constant prepayment rate	12.2%	7.7%
Impact of 10% adverse change	$(50)	$(27)
Impact of 20% adverse change	$(94)	$(48)
Discount rate	7.6%	9.5%
Impact of 10% adverse change	$(117)	$(138)
Impact of 20% adverse change	$(226)	$(266)
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
The firm has other retained interests not reflected in the table above with a fair value of $674 million and a weighted average life of 5.0 years as of December 2023, and a fair value of $384 million and a weighted average life of 6.4 years as of December 2022. Due to the nature and fair value of certain of these retained interests, the weighted average assumptions for constant prepayment and discount rates and the related sensitivity to adverse changes are not meaningful as of both December 2023 and December 2022. The firm’s maximum exposure to adverse changes in the value of these interests is the carrying value of $685 million as of December 2023 and $398 million as of December 2022.

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

Goldman Sachs 2023 Form 10-K	193

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
Nonconsolidated VIEs
The table below presents a summary of the nonconsolidated VIEs in which the firm holds variable interests.

	As of December
$ in millions	2023	2022
Total nonconsolidated VIEs
Assets in VIEs	$193,934	$181,697
Carrying value of variable interests — assets	$15,478	$12,325
Carrying value of variable interests — liabilities	$2,750	$659
Maximum exposure to loss:
Retained interests	$5,299	$5,043
Purchased interests	902	861
Commitments and guarantees	4,159	3,087
Derivatives	8,636	8,802
Debt and equity	6,927	6,026
Total	$25,923	$23,819
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

194	Goldman Sachs 2023 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The table below presents information, by principal business activity, for nonconsolidated VIEs included in the summary table above.

	As of December
$ in millions	2023	2022
Mortgage-backed
Assets in VIEs	$123,108	$127,290
Carrying value of variable interests — assets	$4,867	$4,977
Maximum exposure to loss:
Retained interests	$4,614	$4,645
Purchased interests	253	332
Commitments and guarantees	35	64
Derivatives	2	2
Total	$4,904	$5,043

Real estate, credit- and power-related and other investing
Assets in VIEs	$43,035	$29,193
Carrying value of variable interests — assets	$6,625	$4,415
Carrying value of variable interests — liabilities	$2,220	$2
Maximum exposure to loss:
Commitments and guarantees	$3,891	$2,679
Debt and equity	4,733	4,414
Total	$8,624	$7,093

Corporate debt and other asset-backed
Assets in VIEs	$23,188	$19,428
Carrying value of variable interests — assets	$3,895	$2,817
Carrying value of variable interests — liabilities	$530	$657
Maximum exposure to loss:
Retained interests	$685	$398
Purchased interests	649	529
Commitments and guarantees	231	190
Derivatives	8,634	8,800
Debt and equity	2,103	1,496
Total	$12,302	$11,413

Investments in funds
Assets in VIEs	$4,603	$5,786
Carrying value of variable interests — assets	$91	$116
Maximum exposure to loss:
Commitments and guarantees	$2	$154
Debt and equity	91	116
Total	$93	$270
As of both December 2023 and December 2022, the carrying values of the firm’s variable interests in nonconsolidated VIEs are included in the consolidated balance sheets as follows:
•Mortgage-backed: Assets primarily included in trading assets and loans.
•Real estate, credit- and power-related and other investing: Assets primarily included in investments and other assets, and liabilities included in trading liabilities and other liabilities. See Note 18 for further information about the firm’s commitments to invest in qualified affordable housing projects.
•Corporate debt and other asset-backed: Assets included in loans and trading assets, and liabilities included in trading liabilities.
•Investments in funds: Assets included in investments.

Consolidated VIEs
The table below presents a summary of the carrying value and balance sheet classification of assets and liabilities in consolidated VIEs.

	As of December
$ in millions	2023	2022
Total consolidated VIEs
Assets
Cash and cash equivalents	$439	$348
Customer and other receivables	347	7
Trading assets	95	103
Investments	80	101
Loans	267	1,177
Other assets	248	336
Total	$1,476	$2,072

Liabilities
Other secured financings	$850	$952
Customer and other payables	2	51
Trading liabilities	–	9
Unsecured short-term borrowings	14	58
Unsecured long-term borrowings	17	16
Other liabilities	91	112
Total	$974	$1,198
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
•Substantially all assets can only be used to settle obligations of the VIE.

Goldman Sachs 2023 Form 10-K	195

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The table below presents information, by principal business activity, for consolidated VIEs included in the summary table above.

	As of December
$ in millions	2023	2022
Real estate, credit-related and other investing
Assets
Cash and cash equivalents	$417	$339
Customer and other receivables	–	7
Trading assets	28	42
Investments	80	101
Loans	267	1,177
Other assets	248	336
Total	$1,040	$2,002

Liabilities
Other secured financings	$143	$170
Customer and other payables	2	51
Trading liabilities	–	9
Other liabilities	91	112
Total	$236	$342

Corporate debt and other asset-backed
Assets
Cash and cash equivalents	$22	$9
Trading assets	–	20
Total	$22	$29

Liabilities
Other secured financings	$374	$482
Total	$374	$482

Principal-protected notes
Assets
Customer and other receivables	$347	$–
Trading assets	67	41
Total	$414	$41

Liabilities
Other secured financings	$333	$300
Unsecured short-term borrowings	14	58
Unsecured long-term borrowings	17	16
Total	$364	$374
In the table above, creditors and beneficial interest holders of real estate, credit-related and other investing VIEs do not have recourse to the general credit of the firm.

Note 18.
Commitments, Contingencies and Guarantees
Commitments
The table below presents commitments by type.

	As of December
$ in millions	2023	2022
Commitment Type
Commercial lending:
Investment-grade	$111,202	$100,438
Non-investment-grade	54,298	53,486
Warehouse financing	9,184	9,116
Consumer	73,074	64,098
Total lending	247,758	227,138
Risk participations	8,167	9,173
Collateralized agreement	100,503	105,301
Collateralized financing	84,276	22,532
Investment	4,592	7,705
Other	8,258	9,690
Total commitments	$453,554	$381,539
The table below presents commitments by expiration.

	As of December 2023
		2025 -	2027 -	2029 -
$ in millions	2024	2026	2028	Thereafter
Commitment Type
Commercial lending:
Investment-grade	$21,672	$37,000	$51,918	$612
Non-investment-grade	5,559	21,500	22,972	4,267
Warehouse financing	2,244	5,114	1,770	56
Consumer	73,073	1	–	–
Total lending	102,548	63,615	76,660	4,935
Risk participations	2,028	3,520	2,592	27
Collateralized agreement	98,860	1,191	–	452
Collateralized financing	84,130	–	–	146
Investment	947	430	352	2,863
Other	7,801	239	42	176
Total commitments	$296,314	$68,995	$79,646	$8,599
In the tables above, in 2023, the firm made certain changes to its methodology for determining internal credit ratings. See Note 9 for further information about these changes. Prior period amounts have been conformed to reflect the current methodology. The impact to December 2022 was an increase in commercial lending commitments classified as investment-grade and a decrease in commercial lending commitments classified as non-investment-grade of $2.78 billion.

196	Goldman Sachs 2023 Form 10-K

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
The table below presents information about lending commitments.

	As of December
$ in millions	2023	2022
Held for investment	$227,865	$222,689
Held for sale	19,129	3,355
At fair value	764	1,094
Total	$247,758	$227,138
In the table above:
•Held for investment lending commitments are accounted for at amortized cost. The carrying value of lending commitments was a liability of $845 million (including allowance for credit losses of $620 million) as of December 2023 and $1.01 billion (including allowance for credit losses of $774 million) as of December 2022. The estimated fair value of such lending commitments was a liability of $5.29 billion as of December 2023 and $5.95 billion as of December 2022. Had these lending commitments been carried at fair value and included in the fair value hierarchy, $3.10 billion as of December 2023 and $3.11 billion as of December 2022 would have been classified in level 2, and $2.19 billion as of December 2023 and $2.84 billion as of December 2022 would have been classified in level 3.
•Held for sale lending commitments are accounted for at the lower of cost or fair value. The carrying value of lending commitments held for sale was a liability of $70 million as of December 2023 and $88 million as of December 2022. The estimated fair value of such lending commitments approximates the carrying value. Had these lending commitments been included in the fair value hierarchy, they would have been primarily classified in level 3 as of both December 2023 and December 2022.
•Gains or losses related to lending commitments at fair value, if any, are generally recorded net of any fees in other principal transactions.

Commercial Lending. The firm’s commercial lending commitments were primarily extended to investment-grade corporate borrowers. Such commitments primarily included $137.11 billion as of December 2023 and $127.60 billion as of December 2022, related to relationship lending activities (principally used for operating and general corporate purposes), and $4.21 billion as of December 2023 and $7.71 billion as of December 2022, related to other investment banking activities (generally extended for contingent acquisition financing and are often intended to be short-term in nature, as borrowers often seek to replace them with other funding sources). The firm also extends lending commitments in connection with other types of corporate lending, commercial real estate financing and other collateralized lending. See Note 9 for further information about funded loans.
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
Consumer. The firm’s consumer lending commitments includes:
•Credit card lines issued by the firm to consumers were $70.82 billion as of December 2023 and $62.22 billion as of December 2022. As of December 2023, such credit card lines included $14.35 billion of commitments classified as held for sale in connection with the planned sale of the GM co-branded credit card portfolio. These credit card lines are cancellable by the firm.
•Commitments to provide unsecured installment loans to consumers were $2.25 billion as of December 2023. As of December 2023, such commitments were classified as held for sale in connection with the planned sale of GreenSky. As of December 2022, commitments to provide unsecured installment loans to consumers were $1.88 billion.

Goldman Sachs 2023 Form 10-K	197

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
Investment Commitments
Investment commitments includes commitments to invest in private equity, real estate and other assets directly and through funds that the firm raises and manages. Investment commitments included $963 million as of December 2023 and $1.29 billion as of December 2022, related to commitments to invest in funds managed by the firm. If these commitments are called, they would be funded at market value on the date of investment. Beginning in the fourth quarter of 2023, commitments to invest in qualified affordable housing projects (accounted for using the proportional amortization method) that are contingent upon a future event that is probable to occur, are recognized within other assets and other liabilities in the consolidated balance sheet. Previously, such commitments were included in investment commitments. The impact of recognizing these commitments within other assets and other liabilities as of December 2022, would have been an increase in both other assets and other liabilities and a decrease in investment commitments of $1.13 billion.
Contingencies
Legal Proceedings. See Note 27 for information about legal proceedings.

Guarantees
The table below presents derivatives that meet the definition of a guarantee, securities lending and clearing guarantees and certain other financial guarantees.

$ in millions	Derivatives	Securities lending and clearing	Other financial guarantees
As of December 2023
Carrying Value of Net Liability	$5,240	$–	$430
Maximum Payout/Notional Amount by Period of Expiration
2024	$177,895	$28,787	$2,325
2025 - 2026	98,843	–	3,108
2027 - 2028	19,282	–	2,109
2029 - thereafter	29,030	–	231
Total	$325,050	$28,787	$7,773
As of December 2022
Carrying Value of Net Liability	$7,485	$–	$395
Maximum Payout/Notional Amount by Period of Expiration
2023	$110,599	$20,970	$1,634
2024 - 2025	133,090	–	3,308
2026 - 2027	20,252	–	1,837
2028 - thereafter	27,518	–	93
Total	$291,459	$20,970	$6,872
In the table above:
•The maximum payout is based on the notional amount of the contract and does not represent anticipated losses.
•Amounts exclude certain commitments to issue standby letters of credit that are included in lending commitments. See the tables in “Commitments” above for a summary of the firm’s commitments.
•The carrying value for derivatives included derivative assets of $359 million as of December 2023 and $578 million as of December 2022, and derivative liabilities of $5.60 billion as of December 2023 and $8.06 billion as of December 2022.

198	Goldman Sachs 2023 Form 10-K

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
As an agency lender, the firm indemnifies most of its securities lending customers against losses incurred in the event that borrowers do not return securities and the collateral held is insufficient to cover the market value of the securities borrowed. The maximum payout of such indemnifications was $14.19 billion as of December 2023 and $12.23 billion as of December 2022. Collateral held by the lenders in connection with securities lending indemnifications was $14.63 billion as of December 2023 and $12.62 billion as of December 2022. Because the contractual nature of these arrangements requires the firm to obtain collateral with a market value that exceeds the value of the securities lent to the borrower, there is minimal performance risk associated with these indemnifications.

As a sponsoring member of the Government Securities Division of the Fixed Income Clearing Corporation, the firm guarantees the performance of its sponsored member clients to the Fixed Income Clearing Corporation in connection with certain resale and repurchase agreements. To minimize potential losses on such guarantees, the firm obtains a security interest in the collateral that the sponsored client placed with the Fixed Income Clearing Corporation. Therefore, the risk of loss on such guarantees is minimal. The maximum payout on this guarantee was $14.60 billion as of December 2023 and $8.74 billion as of December 2022. The related collateral held was $14.69 billion as of December 2023 and $8.70 billion as of December 2022.
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
On October 11, 2023, the firm filed a demand for arbitration alleging that the Government of Malaysia had, as of August 2022, recovered assets and proceeds well in excess of $500 million; it had recovered substantial additional assets and proceeds that should be credited against the guarantee; and it had not used all reasonable efforts to recover other assets and proceeds that could be credited against the guarantee. On November 8, 2023, the Government of Malaysia filed a response to the firm’s demand for arbitration in which it stated that it intends to counterclaim for payment of the interim payment (plus interest) on the basis that it had recovered less than $500 million as of August 2022. The arbitral process is ongoing. See Note 27 for further information about matters related to 1MDB.

Goldman Sachs 2023 Form 10-K	199

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
The firm is unable to develop an estimate of the maximum payout under these guarantees and indemnifications. However, management believes that it is unlikely the firm will have to make any material payments under these arrangements, and no material liabilities related to these guarantees and indemnifications have been recognized in the consolidated balance sheets as of both December 2023 and December 2022.
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
In addition, the firm may provide indemnifications to some counterparties to protect them in the event additional taxes are owed or payments are withheld, due either to a change in or an adverse application of certain non-U.S. tax laws. These indemnifications, as well as indemnifications provided by the firm on other contractual or other obligations, generally are standard contractual terms and are entered into in the ordinary course of business. Generally, there are no stated or notional amounts included in these indemnifications, and the contingencies triggering the obligation to indemnify are not expected to occur. The firm is unable to develop an estimate of the maximum payout under these guarantees and indemnifications. However, management believes that it is unlikely the firm will have to make any material payments under these arrangements, and no material liabilities related to these arrangements have been recognized in the consolidated balance sheets as of both December 2023 and December 2022.
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

200	Goldman Sachs 2023 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 19.
Shareholders’ Equity
Common Equity
As of both December 2023 and December 2022, the firm had 4.00 billion authorized shares of common stock and 200 million authorized shares of nonvoting common stock, each with a par value of $0.01 per share.
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
The table below presents information about common stock repurchases.

	Year Ended December
in millions, except per share amounts	2023	2022	2021
Common share repurchases	16.8	10.1	15.3
Average cost per share	$345.87	$346.07	$339.81
Total cost of common share repurchases	$5,796	$3,500	$5,200
Pursuant to the terms of certain share-based compensation plans, employees may remit shares to the firm or the firm may cancel share-based awards to satisfy statutory employee tax withholding requirements. Under these plans, 868 shares in 2023, 11,644 shares in 2022 and 1,830 shares in 2021 were remitted with a total value of $0.3 million in 2023, $4 million in 2022 and $0.5 million in 2021, and the firm cancelled 3.9 million share-based awards in 2023, 4.6 million in 2022 and 3.4 million in 2021, with a total value of $1.35 billion in 2023, $1.59 billion in 2022 and $984 million in 2021.
The table below presents common stock dividends declared.

	Year Ended December
	2023	2022	2021
Dividends declared per common share	$10.50	$9.00	$6.50
On January 12, 2024, the Board of Directors of Group Inc. (Board) declared a dividend of $2.75 per common share to be paid on March 28, 2024 to common shareholders of record on February 29, 2024.

Preferred Equity
The tables below present information about the perpetual preferred stock issued and outstanding as of December 2023.

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
•The earliest redemption date represents the date on which each share of non-cumulative preferred stock is redeemable at the firm’s option.
•Prior to redeeming preferred stock, the firm must receive approval from the Board of Governors of the Federal Reserve System (FRB).
•In August 2023, the firm issued 60,000 shares of Series W 7.50% Fixed-Rate Reset Non-Cumulative Preferred Stock (Series W Preferred Stock).

Goldman Sachs 2023 Form 10-K	201

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
In 2023, the firm redeemed all outstanding shares of its Series J 5.50% Fixed-to-Floating Rate Non-Cumulative Preferred Stock (Series J Preferred Stock) with a redemption value of $1 billion ($25,000 per share), plus accrued and unpaid dividends. The difference between the redemption value and net carrying value was $10 million, which was recorded as an addition to preferred stock dividends in 2023.
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
The preferred stock issuance costs in the consolidated statements of shareholders’ equity reflects reclassifications of issuance costs to retained earnings on redemptions, net of issuance costs relating to new issuances.

The table below presents the dividend rates of perpetual preferred stock as of December 2023.

Series	Per Annum Dividend Rate
A	3 month term SOFR + 1.01161%, with floor of 3.75%, payable quarterly
C	3 month term SOFR + 1.01161%, with floor of 4.00%, payable quarterly
D	3 month term SOFR + 0.93161%, with floor of 4.00%, payable quarterly
E	3 month term SOFR + 1.02911%, with floor of 4.00%, payable quarterly
F	3 month term SOFR + 1.03161%, with floor of 4.00%, payable quarterly
K	6.375% to, but excluding, May 10, 2024; 3 month term SOFR + 3.81161% thereafter, payable quarterly
O	5.30%, payable semi-annually, from issuance date to, but excluding, November 10, 2026; 3 month term SOFR + 4.09561%, payable quarterly, thereafter
P	3 month term SOFR + 3.13561%, payable quarterly
Q	5.50%, payable semi-annually, from issuance date to, but excluding, August 10, 2024; 5 year treasury rate + 3.623%, payable semi-annually, thereafter
R	4.95%, payable semi-annually, from issuance date to, but excluding, February 10, 2025; 5 year treasury rate + 3.224%, payable semi-annually, thereafter
S	4.40%, payable semi-annually, from issuance date to, but excluding, February 10, 2025; 5 year treasury rate + 2.85%, payable semi-annually thereafter
T	3.80%, payable semi-annually, from issuance date to, but excluding, May 10, 2026; 5 year treasury rate + 2.969%, payable semi-annually, thereafter
U	3.65%, payable semi-annually, from issuance date to, but excluding, August 10, 2026; 5 year treasury rate + 2.915%, payable semi-annually, thereafter
V	4.125%, payable semi-annually, from issuance date to, but excluding, November 10, 2026; 5 year treasury rate + 2.949%, payable semi-annually, thereafter
W	7.50%, payable semi-annually, from issuance date to, but excluding, February 10, 2029; 5 year treasury rate + 3.156%, payable semi-annually, thereafter
In the table above, dividends on each series of preferred stock are payable in arrears for the periods specified.
The table below presents preferred stock dividends declared.

	2023		2022		2021
Series	per share	$ in millions	per share	$ in millions	per share	$ in millions
Year Ended December
A	$1,484.27	$44	$950.51	$28	$950.51	$28
C	$1,484.27	12	$1,013.90	8	$1,013.90	8
D	$1,463.99	79	$1,013.90	55	$1,013.90	55
E	$6,074.57	46	$4,055.55	31	$4,055.55	31
F	$6,077.09	10	$4,055.55	6	$4,055.55	7
J	$1,261.02	51	$1,375.00	55	$1,375.00	55
K	$1,593.76	44	$1,593.76	45	$1,593.76	44
N	$–	–	$–	–	$787.50	19
O	$1,325.00	34	$1,325.00	34	$1,325.00	34
P	$2,022.64	121	$1,250.00	75	$1,250.00	75
Q	$1,375.00	28	$1,375.00	28	$1,375.00	28
R	$1,237.50	30	$1,237.50	30	$1,237.50	30
S	$1,100.00	16	$1,100.00	16	$1,100.00	15
T	$950.00	26	$950.00	26	$511.94	14
U	$912.50	27	$942.92	28	$–	–
V	$1,031.25	31	$1,062.76	32	$–	–
Total		$599		$497		$443

202	Goldman Sachs 2023 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

On January 10, 2024, Group Inc. declared dividends of $416.52 per share of Series A Preferred Stock, $416.52 per share of Series C Preferred Stock, $411.30 per share of Series D Preferred Stock, $398.44 per share of Series K Preferred Stock, $555.17 per share of Series P Preferred Stock, $687.50 per share of Series Q Preferred Stock, $618.75 per share of Series R Preferred Stock, $550.00 per share of Series S Preferred Stock, $456.25 per share of Series U Preferred Stock and $895.83 per share of Series W Preferred Stock that were paid on February 12, 2024 to preferred shareholders of record on January 28, 2024. In addition, the firm declared dividends of $1,619.35 per share of Series E Preferred Stock and $1,619.98 per share of Series F Preferred Stock to be paid on March 1, 2024 to preferred shareholders of record on February 15, 2024.
Accumulated Other Comprehensive Income/(Loss)
The table below presents changes in accumulated other comprehensive income/(loss), net of tax, by type.

$ in millions	Beginning balance	Other comprehensive income/(loss) adjustments, net of tax	Ending balance
Year Ended December 2023
Currency translation	$(785)	$(62)	$(847)
Debt valuation adjustment	892	(1,015)	(123)
Pension and postretirement liabilities	(499)	(76)	(575)
Available-for-sale securities	(2,618)	1,245	(1,373)
Total	$(3,010)	$92	$(2,918)
Year Ended December 2022
Currency translation	$(738)	$(47)	$(785)
Debt valuation adjustment	(511)	1,403	892
Pension and postretirement liabilities	(327)	(172)	(499)
Available-for-sale securities	(492)	(2,126)	(2,618)
Total	$(2,068)	$(942)	$(3,010)
Year Ended December 2021
Currency translation	$(696)	$(42)	$(738)
Debt valuation adjustment	(833)	322	(511)
Pension and postretirement liabilities	(368)	41	(327)
Available-for-sale securities	463	(955)	(492)
Total	$(1,434)	$(634)	$(2,068)

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
Capital Framework
The regulations under the Capital Framework are largely based on the Basel Committee on Banking Supervision’s (Basel Committee) capital framework for strengthening international capital standards (Basel III) and also implement certain provisions of the U.S. Dodd-Frank Wall Street Reform and Consumer Protection Act. Under the Capital Framework, the firm is an “Advanced approaches” banking organization and has been designated as a global systemically important bank (G-SIB).
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

Goldman Sachs 2023 Form 10-K	203

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Consolidated Regulatory Capital Requirements
Risk-Based Capital Ratios. The table below presents the risk-based capital requirements.

	Standardized	Advanced
As of December 2023
CET1 capital ratio	13.0%	10.0%
Tier 1 capital ratio	14.5%	11.5%
Total capital ratio	16.5%	13.5%
As of December 2022
CET1 capital ratio	13.3%	9.5%
Tier 1 capital ratio	14.8%	11.0%
Total capital ratio	16.8%	13.0%
In the table above:
•As of both December 2023 and December 2022, under both the Standardized and Advanced Capital Rules, the CET1 capital ratio requirement includes a minimum of 4.5%, the Tier 1 capital ratio requirement includes a minimum of 6.0% and the Total capital ratio requirement includes a minimum of 8.0%. These requirements also include the capital conservation buffer requirements, consisting of the G-SIB surcharge (Method 2) of 3.0% as of December 2023 and 2.5% as of December 2022 and the countercyclical capital buffer, which the FRB has set to zero percent. In addition, the capital conservation buffer requirements include the stress capital buffer of 5.5% as of December 2023 and 6.3% as of December 2022 under the Standardized Capital Rules and a buffer of 2.5% as of both December 2023 and December 2022 under the Advanced Capital Rules.
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

The table below presents information about risk-based capital ratios.

$ in millions	Standardized	Advanced
As of December 2023
CET1 capital	$99,442	$99,442
Tier 1 capital	$110,288	$110,288
Tier 2 capital	$14,874	$10,684
Total capital	$125,162	$120,972
RWAs	$692,737	$665,348

CET1 capital ratio	14.4%	14.9%
Tier 1 capital ratio	15.9%	16.6%
Total capital ratio	18.1%	18.2%
As of December 2022
CET1 capital	$98,050	$98,050
Tier 1 capital	$108,552	$108,552
Tier 2 capital	$15,958	$12,115
Total capital	$124,510	$120,667
RWAs	$653,419	$679,450

CET1 capital ratio	15.0%	14.4%
Tier 1 capital ratio	16.6%	16.0%
Total capital ratio	19.1%	17.8%
Leverage Ratios. The table below presents the leverage requirements.

Requirements
Tier 1 leverage ratio	4.0%
SLR	5.0%
In the table above, the SLR requirement of 5% includes a minimum of 3% and a 2% buffer applicable to G-SIBs.
The table below presents information about leverage ratios.

	For the Three Months
	Ended or as of December
$ in millions	2023	2022
Tier 1 capital	$110,288	$108,552

Average total assets	$1,579,237	$1,500,225
Deductions from Tier 1 capital	(7,167)	(8,259)
Average adjusted total assets	1,572,070	1,491,966
Off-balance sheet and other exposures	423,686	375,392
Total leverage exposure	$1,995,756	$1,867,358

Tier 1 leverage ratio	7.0%	7.3%
SLR	5.5%	5.8%
In the table above:
•Average total assets represents the average daily assets for the quarter adjusted for the impact of Current Expected Credit Losses (CECL) transition.
•Off-balance sheet and other exposures primarily includes the monthly average of off-balance sheet exposures, consisting of derivatives, securities financing transactions, commitments and guarantees.
•Tier 1 leverage ratio is calculated as Tier 1 capital divided by average adjusted total assets.
•SLR is calculated as Tier 1 capital divided by total leverage exposure.

204	Goldman Sachs 2023 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Risk-Based Capital. The table below presents information about risk-based capital.

	As of December
$ in millions	2023	2022
Common shareholders’ equity	$105,702	$106,486
Impact of CECL transition	553	829
Deduction for goodwill	(5,224)	(5,674)
Deduction for identifiable intangible assets	(950)	(1,770)
Other adjustments	(639)	(1,821)
CET1 capital	99,442	98,050
Preferred stock	11,203	10,703
Deduction for investments in covered funds	(354)	(199)
Other adjustments	(3)	(2)
Tier 1 capital	$110,288	$108,552

Standardized Tier 2 and Total capital
Tier 1 capital	$110,288	$108,552
Qualifying subordinated debt	9,886	10,637
Allowance for credit losses	5,012	5,331
Other adjustments	(24)	(10)
Standardized Tier 2 capital	14,874	15,958
Standardized Total capital	$125,162	$124,510

Advanced Tier 2 and Total capital
Tier 1 capital	$110,288	$108,552
Standardized Tier 2 capital	14,874	15,958
Allowance for credit losses	(5,012)	(5,331)
Other adjustments	822	1,488
Advanced Tier 2 capital	10,684	12,115
Advanced Total capital	$120,972	$120,667
In the table above:
•Beginning in January 2022, the firm started to phase in the estimated reduction to regulatory capital as a result of adopting the CECL model. The total amount of reduction to be phased in from January 1, 2022 through January 1, 2025 (at 25% per year) was $1.11 billion, of which $553 million had been phased in as of December 2023. The total amount to be phased in includes the impact of adopting CECL as of January 1, 2020, as well as 25% of the increase in the allowance for credit losses from January 1, 2020 through December 31, 2021. The impact of CECL transition reflects the remaining amount of reduction to be phased in as of both December 2023 and December 2022.
•Deduction for goodwill was net of deferred tax liabilities of $692 million as of December 2023 and $700 million as of December 2022.
•Deduction for identifiable intangible assets was net of deferred tax liabilities of $227 million as of December 2023 and $239 million as of December 2022.
•Deduction for investments in covered funds represents the firm’s aggregate investments in applicable covered funds as defined in the Volcker Rule.

•Other adjustments within CET1 capital and Tier 1 capital primarily include CVAs on derivative liabilities, the overfunded portion of the firm’s defined benefit pension plan obligation net of associated deferred tax liabilities, disallowed deferred tax assets, debt valuation adjustments and other required credit risk-based deductions. Other adjustments within Advanced Tier 2 capital include eligible credit reserves.
•Qualifying subordinated debt is subordinated debt issued by Group Inc. with an original maturity of five years or greater. The outstanding amount of subordinated debt qualifying for Tier 2 capital is reduced upon reaching a remaining maturity of five years. See Note 14 for further information about the firm’s subordinated debt.
The table below presents changes in CET1 capital, Tier 1 capital and Tier 2 capital.

$ in millions	Standardized	Advanced
Year Ended December 2023
CET1 capital
Beginning balance	$98,050	$98,050
Change in:
Common shareholders’ equity	(784)	(784)
Impact of CECL transition	(276)	(276)
Deduction for goodwill	450	450
Deduction for identifiable intangible assets	820	820
Other adjustments	1,182	1,182
Ending balance	$99,442	$99,442

Tier 1 capital
Beginning balance	$108,552	$108,552
Change in:
CET1 capital	1,392	1,392
Preferred stock	500	500
Deduction for investments in covered funds	(155)	(155)
Other adjustments	(1)	(1)
Ending balance	110,288	110,288
Tier 2 capital
Beginning balance	15,958	12,115
Change in:
Qualifying subordinated debt	(751)	(751)
Allowance for credit losses	(319)	–
Other adjustments	(14)	(680)
Ending balance	14,874	10,684
Total capital	$125,162	$120,972

Goldman Sachs 2023 Form 10-K	205

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
The firm’s positional losses observed on a single day exceeded its 99% one-day regulatory VaR on one occasion during both 2023 and 2022. There was no change in the firm’s VaR multiplier used to calculate Market RWAs;
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

206	Goldman Sachs 2023 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Operational Risk
Operational RWAs are only required to be included under the Advanced Capital Rules. The firm utilizes an internal risk-based model to quantify Operational RWAs.
The table below presents information about RWAs.

$ in millions	Standardized	Advanced
As of December 2023
Credit RWAs
Derivatives	$146,357	$96,322
Commitments, guarantees and loans	243,094	194,236
Securities financing transactions	103,704	23,637
Equity investments	34,223	36,920
Other	76,481	96,755
Total Credit RWAs	603,859	447,870
Market RWAs
Regulatory VaR	16,457	16,457
Stressed VaR	48,496	48,496
Incremental risk	5,032	5,032
Comprehensive risk	2,718	2,718
Specific risk	16,175	16,175
Total Market RWAs	88,878	88,878
Total Operational RWAs	–	128,600
Total RWAs	$692,737	$665,348
As of December 2022
Credit RWAs
Derivatives	$142,696	$111,344
Commitments, guarantees and loans	247,026	198,508
Securities financing transactions	73,189	21,659
Equity investments	30,899	33,451
Other	76,335	96,351
Total Credit RWAs	570,145	461,313
Market RWAs
Regulatory VaR	18,981	18,981
Stressed VaR	37,833	37,833
Incremental risk	6,470	6,470
Comprehensive risk	3,641	3,641
Specific risk	16,349	16,349
Total Market RWAs	83,274	83,274
Total Operational RWAs	–	134,863
Total RWAs	$653,419	$679,450
In the table above:
•Securities financing transactions represents resale and repurchase agreements and securities borrowed and loaned transactions.
•Other includes receivables, certain debt securities, cash and cash equivalents, and other assets.
The table below presents changes in RWAs.

$ in millions	Standardized	Advanced
Year Ended December 2023
RWAs
Beginning balance	$653,419	$679,450
Credit RWAs
Change in:
Derivatives	3,661	(15,022)
Commitments, guarantees and loans	(3,932)	(4,272)
Securities financing transactions	30,515	1,978
Equity investments	3,324	3,469
Other	146	404
Change in Credit RWAs	33,714	(13,443)
Market RWAs
Change in:
Regulatory VaR	(2,524)	(2,524)
Stressed VaR	10,663	10,663
Incremental risk	(1,438)	(1,438)
Comprehensive risk	(923)	(923)
Specific risk	(174)	(174)
Change in Market RWAs	5,604	5,604
Change in Operational RWAs	–	(6,263)
Ending balance	$692,737	$665,348
RWAs Rollforward Commentary
Year Ended December 2023. Standardized Credit RWAs as of December 2023 increased by $33.71 billion compared with December 2022, primarily reflecting an increase in securities financing transactions (principally due to increased funding exposures). Standardized Market RWAs as of December 2023 increased by $5.60 billion compared with December 2022, primarily reflecting an increase in stressed VaR (principally due to increased exposures to interest rates), partially offset by a decrease in regulatory VaR (principally due to lower levels of market volatility).
Advanced Credit RWAs as of December 2023 decreased by $13.44 billion compared with December 2022, primarily reflecting a decrease in derivatives (principally due to reduced counterparty credit risk). Advanced Market RWAs as of December 2023 increased by $5.60 billion compared with December 2022, primarily reflecting an increase in stressed VaR (principally due to increased exposures to interest rates), partially offset by a decrease in regulatory VaR (principally due to lower levels of market volatility). Advanced Operational RWAs as of December 2023 decreased by $6.26 billion compared with December 2022, reflecting decreased frequency of loss events estimated by the firm’s risk-based model.

Goldman Sachs 2023 Form 10-K	207

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

GS Bank USA
GS Bank USA is the firm’s primary U.S. bank subsidiary. GS Bank USA is a New York State-chartered bank and a member of the Federal Reserve System, is supervised and regulated by the FRB, the FDIC, the New York State Department of Financial Services (NYDFS) and the Consumer Financial Protection Bureau (CFPB), and is subject to regulatory capital requirements that are calculated under the Capital Framework. GS Bank USA is an Advanced approaches banking organization under the Capital Framework. The deposits of GS Bank USA are insured by the FDIC to the extent provided by law.
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
•The “well-capitalized” requirements are the binding requirements for leverage ratios.
The table below presents information about GS Bank USA’s risk-based capital ratios.

$ in millions	Standardized	Advanced
As of December 2023
CET1 capital	$53,781	$53,781
Tier 1 capital	$53,781	$53,781
Tier 2 capital	$6,314	$2,951
Total capital	$60,095	$56,732
RWAs	$380,774	$288,938

CET1 capital ratio	14.1%	18.6%
Tier 1 capital ratio	14.1%	18.6%
Total capital ratio	15.8%	19.6%
As of December 2022
CET1 capital	$46,845	$46,845
Tier 1 capital	$46,845	$46,845
Tier 2 capital	$8,042	$5,382
Total capital	$54,887	$52,227
RWAs	$357,112	$275,451

CET1 capital ratio	13.1%	17.0%
Tier 1 capital ratio	13.1%	17.0%
Total capital ratio	15.4%	19.0%

208	Goldman Sachs 2023 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

In the table above:
•The lower of the Standardized or Advanced ratio is the ratio against which GS Bank USA’s compliance with the capital requirements is assessed under the risk-based Capital Rules, and therefore, the Standardized ratios applied to GS Bank USA as of both December 2023 and December 2022.
•Beginning in January 2022, GS Bank USA started to phase in the estimated reduction to regulatory capital as a result of adopting the CECL model at 25% per year through January 2025. The total amount to be phased in includes the impact of adopting CECL as of January 1, 2020, as well as 25% of the increase in the allowance for credit losses from January 1, 2020 through December 31, 2021.
•The Standardized and Advanced risk-based capital ratios increased from December 2022 to December 2023, reflecting an increase in capital, principally due to net earnings, partially offset by an increase in Credit RWAs.
The table below presents information about GS Bank USA’s leverage ratios.

	For the Three Months
	Ended or as of December
$ in millions	2023	2022
Tier 1 capital	$53,781	$46,845
Average adjusted total assets	$523,546	$499,108
Total leverage exposure	$722,465	$671,215

Tier 1 leverage ratio	10.3%	9.4%
SLR	7.4%	7.0%
In the table above:
•Average adjusted total assets represents the average daily assets for the quarter adjusted for deductions from Tier 1 capital and the impact of CECL transition.
•Tier 1 leverage ratio is calculated as Tier 1 capital divided by average adjusted total assets.
•SLR is calculated as Tier 1 capital divided by total leverage exposure.
The FRB requires that GS Bank USA maintain cash reserves with the Federal Reserve. As of both December 2023 and December 2022, the reserve requirement ratio was zero percent. See Note 26 for further information about cash deposits held by the firm at the Federal Reserve.
GS Bank USA is a registered swap dealer with the CFTC and a registered security-based swap dealer with the SEC. As of both December 2023 and December 2022, GS Bank USA was subject to and in compliance with applicable capital requirements for swap dealers and security-based swap dealers.

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
Group Inc.’s equity investment in subsidiaries was $133.75 billion as of December 2023 and $134.59 billion as of December 2022, of which Group Inc. was required to maintain $95.80 billion as of December 2023 and $82.52 billion as of December 2022, of minimum equity capital in its regulated subsidiaries in order to satisfy the regulatory requirements of such subsidiaries.
Group Inc.’s capital invested in certain non-U.S. dollar functional currency subsidiaries is exposed to foreign exchange risk, substantially all of which is managed through a combination of non-U.S. dollar-denominated debt and derivatives. See Note 7 for information about the firm’s net investment hedges used to hedge this risk.

Goldman Sachs 2023 Form 10-K	209

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
The table below presents information about basic and diluted EPS.

	Year Ended December
in millions, except per share amounts	2023	2022	2021
Net earnings to common	$7,907	$10,764	$21,151
Weighted average basic shares	340.8	352.1	350.5
Effect of dilutive RSUs	5.0	6.0	5.3
Weighted average diluted shares	345.8	358.1	355.8

Basic EPS	$23.05	$30.42	$60.25
Diluted EPS	$22.87	$30.06	$59.45
In the table above:
•Net earnings to common represents net earnings applicable to common shareholders, which is calculated as net earnings less preferred stock dividends.
•Unvested share-based awards that have non-forfeitable rights to dividends or dividend equivalents are treated as a separate class of securities under the two-class method. Distributed earnings allocated to these securities reduce net earnings to common to calculate EPS under this method. The impact of applying this methodology was a reduction in basic EPS of $0.15 for both 2023 and 2022 and $0.10 for 2021.
•Diluted EPS does not include antidilutive RSUs, including those that are subject to market or performance conditions, of 0.4 million for 2023, 0.5 million for 2022 and 0.3 million for 2021.

Note 22.
Transactions with Affiliated Funds
The firm has formed nonconsolidated investment funds with third-party investors. As the firm generally acts as the investment manager for these funds, it is entitled to receive management fees and, in certain cases, advisory fees or incentive fees from these funds. Additionally, the firm invests alongside the third-party investors in certain funds.
The tables below present information about affiliated funds.

	Year Ended December
$ in millions	2023	2022	2021
Fees earned from funds	$4,726	$4,553	$3,707

	As of December
$ in millions	2023	2022
Fees receivable from funds	$1,536	$1,175
Aggregate carrying value of interests in funds	$4,042	$3,801
The firm has waived, and may waive in the future, certain management fees on selected money market funds to enhance the yield for investors in such funds. Management fees waived were $33 million for 2023, $123 million for 2022 and $595 million for 2021.
In accordance with the Volcker Rule, the firm does not provide financial support to covered funds. However, in the ordinary course of business, the firm may choose to provide voluntary financial support to funds that are not subject to the Volcker Rule, although any such support is not expected to be material to the results of operations of the firm. Except for the fee waivers noted above, the firm did not provide any additional financial support to its affiliated funds during either 2023 or 2022.
In addition, in the ordinary course of business, the firm may also engage in other activities with its affiliated funds, including, among others, securities lending, trade execution, market-making, custody, and acquisition and bridge financing. See Note 18 for information about the firm’s investment commitments related to these funds.

210	Goldman Sachs 2023 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 23.
Interest Income and Interest Expense
Interest is recorded over the life of the instrument on an accrual basis based on contractual interest rates.
The table below presents sources of interest income and interest expense.

	Year Ended December
$ in millions	2023	2022	2021
Deposits with banks	$10,949	$3,233	$(24)
Collateralized agreements	16,405	4,468	(980)
Trading assets	8,460	5,087	4,716
Investments	3,856	2,199	1,589
Loans	14,905	9,059	5,319
Other interest	13,940	4,978	1,500
Total interest income	68,515	29,024	12,120
Deposits	17,010	5,823	1,303
Collateralized financings	12,705	2,808	–
Trading liabilities	2,453	1,923	1,662
Short-term borrowings	1,322	541	527
Long-term borrowings	11,084	5,716	3,231
Other interest	17,590	4,535	(1,073)
Total interest expense	62,164	21,346	5,650
Net interest income	$6,351	$7,678	$6,470
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
The table below presents information about the provision for taxes.

	Year Ended December
$ in millions	2023	2022	2021
Current taxes
U.S. federal	$1,230	$2,356	$2,904
State and local	389	623	574
Non-U.S.	1,964	1,658	1,926
Total current tax expense	3,583	4,637	5,404
Deferred taxes
U.S. federal	(954)	(2,079)	192
State and local	(356)	(436)	72
Non-U.S.	(50)	103	(259)
Total deferred tax (benefit)/expense	(1,360)	(2,412)	5
Provision for taxes	$2,223	$2,225	$5,409
The table below presents a reconciliation of the U.S. federal statutory income tax rate to the effective income tax rate.

	Year Ended December
	2023	2022	2021
U.S. federal statutory income tax rate	21.0%	21.0%	21.0%
State and local taxes, net of U.S. federal benefit	0.6	1.3	1.9
Settlement of employee share-based awards	(1.8)	(2.4)	(0.7)
Non-U.S. operations	(2.4)	(3.4)	(1.8)
GILTI	4.4	1.8	0.3
Tax credits	(1.6)	(0.9)	(0.6)
Tax-exempt income, including dividends	(1.0)	(2.2)	(0.5)
Non-deductible legal expenses	0.2	0.8	–
Other	1.3	0.5	0.4
Effective income tax rate	20.7%	16.5%	20.0%
In the table above:
•Non-U.S. operations includes the impact of the Base Erosion and Anti-Abuse Tax.
•The firm recognizes income tax expense associated with Global Intangible Low Taxed Income (GILTI) in the period in which it is incurred.
•Beginning in the fourth quarter of 2023, GILTI is presented as a separate reconciliation item. Previously, GILTI was included in non-U.S. operations. Prior period amounts have been conformed to the current presentation.

Goldman Sachs 2023 Form 10-K	211

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
The table below presents information about deferred tax assets and liabilities, excluding the impact of netting within tax jurisdictions.

	As of December
$ in millions	2023	2022
Deferred tax assets
Compensation and benefits	$1,773	$1,889
ASC 740 asset related to unrecognized tax benefits	331	315
Non-U.S. operations	1,278	1,224
Unrealized losses	2,100	887
Net operating losses	929	787
Occupancy-related	98	123
Other comprehensive income/(loss)-related	1,198	1,225
Tax credits carryforward	236	87
Operating lease liabilities	636	587
Allowance for credit losses	1,450	1,580
Other, net	165	221
Subtotal	10,194	8,925
Valuation allowance	(1,978)	(1,569)
Total deferred tax assets	$8,216	$7,356

Deferred tax liabilities
Depreciation and amortization	$752	$1,240
Operating lease right-of-use assets	574	556
Total deferred tax liabilities	$1,326	$1,796
The firm has recorded deferred tax assets of $929 million as of December 2023 and $787 million as of December 2022, in connection with U.S. federal, state and local and foreign net operating loss carryforwards. The firm also recorded a valuation allowance of $396 million as of December 2023 and $301 million as of December 2022, related to these net operating loss carryforwards.

As of December 2023, the U.S. federal net operating loss carryforward was $1.8 billion, the state and local net operating loss carryforward was $2.7 billion, and the foreign net operating loss carryforward was $1.6 billion. If not utilized, the U.S. federal, the state and local, and foreign net operating loss carryforwards will begin to expire in 2024. If these carryforwards expire, they will not have a material impact on the firm’s results of operations. As of December 2023, the firm has recorded deferred tax assets of $172 million in connection with foreign tax credit carryforwards and a related valuation allowance of $172 million. As of December 2023, the firm has recorded deferred tax assets of $46 million in connection with general business credit carryforwards and $18 million in connection with state and local tax credit carryforwards. If not utilized, the foreign tax credit carryforward will begin to expire in 2033, the general business credit carryforward will begin to expire in 2024 and the state and local tax credit carryforward will begin to expire in 2026.
As of both December 2023 and December 2022, the firm had no U.S. capital loss carryforwards and no related net deferred income tax assets. As of December 2023, the firm had deferred tax assets of $328 million in connection with foreign capital loss carryforwards and a valuation allowance of $308 million related to these capital loss carryforwards.
The valuation allowance increased by $409 million during 2023 and $674 million during 2022. The increases in both 2023 and 2022 were primarily due to an increase in deferred tax assets from which the firm does not expect to realize any benefit.
The firm permanently reinvested eligible earnings of certain foreign subsidiaries. As of both December 2023 and December 2022, all U.S. taxes were accrued on these subsidiaries’ distributable earnings.

212	Goldman Sachs 2023 Form 10-K

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
The accrued liability for interest expense related to income tax matters and income tax penalties was $320 million as of December 2023 and $205 million as of December 2022. The firm recognized interest expense and income tax penalties of $90 million for 2023, $59 million for 2022 and $13 million for 2021. It is reasonably possible that unrecognized tax benefits could change significantly during the twelve months subsequent to December 2023 due to potential audit settlements. However, at this time it is not possible to estimate any potential change.
The table below presents the changes in the liability for unrecognized tax benefits, which is included in other liabilities.

	Year Ended or as of December
$ in millions	2023	2022	2021
Beginning balance	$1,533	$1,446	$1,251
Increases based on current year tax positions	143	190	297
Increases based on prior years' tax positions	164	10	95
Decreases based on prior years' tax positions	(92)	(32)	(111)
Decreases related to settlements	(20)	(76)	(80)
Exchange rate fluctuations	(2)	(5)	(6)
Ending balance	$1,726	$1,533	$1,446
In the table above, the liability for unrecognized tax benefits included $1.4 billion as of December 2023, and $1.2 billion as of both December 2022 and December 2021 of unrecognized tax benefits which, if recognized, would reduce the annual effective tax rate. The remaining unrecognized tax benefits in the table above would not affect the annual tax rate, as such benefits have jurisdictional offsets or relate to temporary differences.

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
The table below presents the earliest tax years that remain subject to examination by major jurisdiction.

As of
Jurisdiction	December 2023
U.S. Federal	2011
New York State and City	2015
United Kingdom	2017
Japan	2017
Hong Kong	2017
The firm has been accepted into the Compliance Assurance Process program by the IRS for each of the tax years from 2013 through 2024. This program allows the firm to work with the IRS to identify and resolve potential U.S. federal tax issues before the filing of tax returns. All issues for the 2011 through 2018 tax years have been resolved and completion is pending final review by the Joint Committee on Taxation. All issues for the 2019 through 2021 tax years have been resolved and will be effectively settled pending administrative completion by the IRS. Final completion of tax years 2011 through 2021 will not have a material impact on the effective tax rate. The 2022 tax year remains subject to post-filing review. New York State and City examinations of tax years 2015 through 2018 commenced during 2021.
All years, including and subsequent to the years in the table above, remain open to examination by the taxing authorities. The firm believes that the liability for unrecognized tax benefits it has established is adequate in relation to the potential for additional assessments.

Goldman Sachs 2023 Form 10-K	213

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

Segment Results
The table below presents a summary of the firm’s segment results.

	Year Ended December
$ in millions	2023	2022	2021
Global Banking & Markets
Non-interest revenues	$29,254	$30,042	$34,079
Net interest income	742	2,445	2,655
Total net revenues	29,996	32,487	36,734
Provision for credit losses	401	468	(171)
Operating expenses	18,040	17,851	19,542
Pre-tax earnings	$11,555	$14,168	$17,363
Net earnings	$9,163	$11,830	$13,890
Net earnings to common	$8,703	$11,458	$13,535
Average common equity	$71,863	$69,951	$60,064
Return on average common equity	12.1%	16.4%	22.5%

Asset & Wealth Management
Non-interest revenues	$10,790	$9,843	$18,922
Net interest income	3,090	3,533	3,043
Total net revenues	13,880	13,376	21,965
Provision for credit losses	(508)	519	(169)
Operating expenses	13,029	11,550	11,406
Pre-tax earnings	$1,359	$1,307	$10,728
Net earnings	$1,078	$1,092	$8,582
Net earnings to common	$952	$979	$8,459
Average common equity	$30,078	$31,762	$29,988
Return on average common equity	3.2%	3.1%	28.2%

Platform Solutions
Non-interest revenues	$(141)	$(198)	$(132)
Net interest income	2,519	1,700	772
Total net revenues	2,378	1,502	640
Provision for credit losses	1,135	1,728	697
Operating expenses	3,418	1,763	990
Pre-tax earnings/(loss)	$(2,175)	$(1,989)	$(1,047)
Net earnings/(loss)	$(1,725)	$(1,661)	$(837)
Net earnings/(loss) to common	$(1,748)	$(1,673)	$(843)
Average common equity	$3,863	$3,574	$1,777
Return on average common equity	(45.2)%	(46.8)%	(47.4)%

Total
Non-interest revenues	$39,903	$39,687	$52,869
Net interest income	6,351	7,678	6,470
Total net revenues	46,254	47,365	59,339
Provision for credit losses	1,028	2,715	357
Operating expenses	34,487	31,164	31,938
Pre-tax earnings	$10,739	$13,486	$27,044
Net earnings	$8,516	$11,261	$21,635
Net earnings to common	$7,907	$10,764	$21,151
Average common equity	$105,804	$105,287	$91,829
Return on average common equity	7.5%	10.2%	23.0%

214	Goldman Sachs 2023 Form 10-K

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
•Expenses not directly associated with specific segments are allocated based on an estimate of support provided to each segment.
The table below presents depreciation and amortization expense by segment.

	Year Ended December
$ in millions	2023	2022	2021
Global Banking & Markets	$1,109	$1,033	$934
Asset & Wealth Management	2,425	1,212	1,003
Platform Solutions	1,322	210	78
Total	$4,856	$2,455	$2,015
In the table above:
•Asset & Wealth Management included impairments related to commercial real estate included within CIEs of $1.46 billion for 2023.
•Platform Solutions included the $506 million write-down related to GreenSky for 2023, and an impairment of goodwill of $504 million related to Consumer platforms for 2023.
Segment Assets
The table below presents assets by segment.

	As of December
$ in millions	2023	2022
Global Banking & Markets	$1,381,247	$1,169,539
Asset & Wealth Management	191,863	214,970
Platform Solutions	68,484	57,290
Total	$1,641,594	$1,441,799
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
•Platform Solutions: location of the client.
The table below presents total net revenues, pre-tax earnings and net earnings by geographic region.

$ in millions	2023		2022		2021
Year Ended December
Americas	$29,335	64%	$28,669	61%	$37,217	63%
EMEA	11,744	25%	12,860	27%	14,474	24%
Asia	5,175	11%	5,836	12%	7,648	13%
Total net revenues	$46,254	100%	$47,365	100%	$59,339	100%

Americas	$6,038	56%	$7,016	52%	$17,314	64%
EMEA	4,033	38%	5,260	39%	7,164	27%
Asia	668	6%	1,210	9%	2,566	9%
Total pre-tax earnings	$10,739	100%	$13,486	100%	$27,044	100%

Americas	$4,849	57%	$6,067	54%	$13,796	64%
EMEA	3,137	37%	4,164	37%	5,778	27%
Asia	530	6%	1,030	9%	2,061	9%
Total net earnings	$8,516	100%	$11,261	100%	$21,635	100%
In the table above:
•Americas pre-tax earnings for 2023 were impacted by the impairments related to commercial real estate included within CIEs, the write-down related to GreenSky, the impairment of goodwill related to Consumer platforms and the FDIC special assessment fee.
•Substantially all of the amounts in Americas were attributable to the U.S.
•Asia includes Australia and New Zealand.

Goldman Sachs 2023 Form 10-K	215

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
The table below presents the credit concentrations included in trading cash instruments and investments.

	As of December
$ in millions	2023	2022
U.S. government and agency obligations	$260,531	$205,935
Percentage of total assets	15.9%	14.3%
Non-U.S. government and agency obligations	$90,681	$40,334
Percentage of total assets	5.5%	2.8%
In addition, the firm had $206.07 billion as of December 2023 and $208.53 billion as of December 2022 of cash deposits held at central banks (included in cash and cash equivalents), of which $105.66 billion as of December 2023 and $165.77 billion as of December 2022 was held at the Federal Reserve.
As of both December 2023 and December 2022, the firm did not have credit exposure to any other counterparty that exceeded 2% of total assets.
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

	As of December
$ in millions	2023	2022
U.S. government and agency obligations	$154,056	$164,897
Non-U.S. government and agency obligations	$92,833	$76,456
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

216	Goldman Sachs 2023 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

With respect to matters described below for which management has been able to estimate a range of reasonably possible loss where (i) actual or potential plaintiffs have claimed an amount of money damages, (ii) the firm is being, or threatened to be, sued by purchasers in a securities offering and is not being indemnified by a party that the firm believes will pay the full amount of any judgment, or (iii) the purchasers are demanding that the firm repurchase securities, management has estimated the upper end of the range of reasonably possible loss based on (a) in the case of (i), the amount of money damages claimed, (b) in the case of (ii), the difference between the initial sales price of the securities that the firm sold in such offering and the estimated lowest subsequent price of such securities prior to the action being commenced and (c) in the case of (iii), the price that purchasers paid for the securities less the estimated value, if any, as of December 2023 of the relevant securities, in each of cases (i), (ii) and (iii), taking into account any other factors believed to be relevant to the particular matter or matters of that type. As of the date hereof, the firm has estimated the upper end of the range of reasonably possible aggregate loss for such matters and for any other matters described below where management has been able to estimate a range of reasonably possible aggregate loss to be approximately $2.1 billion in excess of the aggregate reserves for such matters.
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
On October 22, 2020, the firm announced that it reached settlements of governmental and regulatory investigations relating to 1MDB with the DOJ, the SEC, the FRB, the NYDFS, the Financial Conduct Authority, the Prudential Regulation Authority, the Singapore Attorney General’s Chambers, the Singapore Commercial Affairs Department, the Monetary Authority of Singapore and the Hong Kong Securities and Futures Commission. Group Inc. entered into a three-year deferred prosecution agreement with the DOJ, in which a charge against the firm, one count of conspiracy to violate the FCPA, was filed and will be dismissed within six months after the October 22, 2023 expiration of the agreement if the firm has abided by the terms of the agreement. In addition, GS Malaysia pleaded guilty to one count of conspiracy to violate the FCPA, and was sentenced on June 9, 2021. In May 2021, the U.S. Department of Labor granted the firm a five-year exemption to maintain its status as a qualified professional asset manager (QPAM).

Goldman Sachs 2023 Form 10-K	217

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
The consolidated amended complaint filed on July 25, 2011, which named as defendants Group Inc. and certain current and former officers and employees of Group Inc. and its affiliates, generally alleges violations of Sections 10(b) and 20(a) of the Exchange Act and seeks monetary damages. The defendants have moved for summary judgment. On April 7, 2020, the U.S. Court of Appeals for the Second Circuit affirmed the district court’s August 14, 2018 grant of class certification. On June 21, 2021, the United States Supreme Court vacated the judgment of the Second Circuit and remanded the case for further proceedings, and on August 26, 2021, the Second Circuit vacated the district court’s grant of class certification and remanded the case for further proceedings. On December 8, 2021, the district court granted the plaintiffs’ motion for class certification. On March 9, 2022, the Second Circuit granted defendants’ petition seeking interlocutory review of the district court’s grant of class certification and on August 10, 2023, reversed the district court’s class certification order and remanded with instructions to decertify the class. On November 16, 2023, the parties voluntarily dismissed the action with prejudice.

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

218	Goldman Sachs 2023 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Banco Espirito Santo S.A. and Oak Finance
In December 2014, September 2015 and December 2015, the Bank of Portugal (BoP) rendered decisions to reverse an earlier transfer to Novo Banco of an $835 million facility agreement (the Facility), structured by GSI, between Oak Finance Luxembourg S.A. (Oak Finance), a special purpose vehicle formed in connection with the Facility, and Banco Espirito Santo S.A. (BES) prior to the failure of BES. In response, GSI and, with respect to the BoP’s December 2015 decision, GSIB commenced actions beginning in February 2015 against Novo Banco S.A. (Novo Banco) in the English Commercial Court and the BoP in Portuguese Administrative Court. In July 2018, the English Supreme Court found that the English courts will not have jurisdiction over GSI’s action unless and until the Portuguese Administrative Court finds against BoP in GSI’s parallel action. In July 2018, the Liquidation Committee for BES issued a decision seeking to claw back from GSI $54 million paid to GSI and $50 million allegedly paid to Oak Finance in connection with the Facility, alleging that GSI acted in bad faith in extending the Facility, including because GSI allegedly knew that BES was at risk of imminent failure. In October 2018, GSI commenced an action in Lisbon Commercial Court challenging the Liquidation Committee’s decision and has since also issued a claim against the Portuguese State seeking compensation for losses of approximately $222 million related to the failure of BES, together with a contingent claim for the $104 million sought by the Liquidation Committee. On April 11, 2023, GSI commenced administrative proceedings against the BoP, seeking the nullification of the BoP’s September 2015 and December 2015 decisions on new grounds.
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
Archegos-Related Matters
GS&Co. is among the underwriters named as defendants in a putative securities class action filed on August 13, 2021 in New York Supreme Court, County of New York, relating to ViacomCBS Inc.’s (ViacomCBS) March 2021 public offerings of $1.7 billion of common stock and $1.0 billion of preferred stock. In addition to the underwriters, the defendants include ViacomCBS and certain of its officers and directors. GS&Co. underwrote 646,154 shares of common stock representing an aggregate offering price of approximately $55 million and 323,077 shares of preferred stock representing an aggregate offering price of approximately $32 million. The complaint asserts claims under the federal securities laws and alleges that the offering documents contained material misstatements and omissions, including, among other things, that the offering documents failed to disclose that Archegos Capital Management, LP (Archegos) had substantial exposure to ViacomCBS, including through total return swaps to which certain of the underwriters, including GS&Co., were allegedly counterparties, and that such underwriters failed to disclose their exposure to Archegos. On December 21, 2021, the plaintiffs filed a corrected amended complaint. The complaint seeks rescission and compensatory damages in unspecified amounts. On January 4, 2022, the plaintiffs moved for class certification. On February 6, 2023, the court dismissed the claims against ViacomCBS and the individual defendants, but denied the defendants’ motions to dismiss with respect to GS&Co. and the other underwriter defendants. On February 15, 2023, the underwriter defendants appealed the court’s denial of the motion to dismiss. On March 10, 2023, the plaintiffs appealed the court’s dismissal of the claims against ViacomCBS and the individual defendants. On June 12, 2023, the court denied the underwriter defendants’ motion to stay the proceedings pending their appeal of the court's denial of the motion to dismiss, and on November 2, 2023, the Appellate Division for the First Department affirmed the court’s denial of the underwriter defendants’ motion. On January 4, 2024, the court granted the plaintiffs’ motion for class certification.

Goldman Sachs 2023 Form 10-K	219

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
Silicon Valley Bank Matters
GS&Co. is among the underwriters named as defendants in a putative securities class action filed on April 7, 2023 and consolidated in the U.S. District Court for the Northern District of California and an individual action filed on January 25, 2024 in the same court relating to SVB Financial Group’s (SVBFG) January 2021 public offerings of $500 million principal amount of senior notes and $750 million of depositary shares representing interests in preferred stock, March 2021 public offering of approximately $1.2 billion of common stock, May 2021 public offerings of $1.0 billion of depositary shares representing interests in preferred stock and $500 million principal amount of senior notes, August 2021 public offering of approximately $1.3 billion of common stock, and April 2022 public offering of $800 million aggregate principal amount of senior notes, among other public offerings of securities. In addition to the underwriters, the defendants include certain of SVBFG’s officers and directors and its auditor. GS&Co. underwrote an aggregate of 831,250 depositary shares representing an aggregate offering price of approximately $831 million, an aggregate of 3,266,108 shares of common stock representing an aggregate offering price of approximately $1.8 billion and senior notes representing an aggregate price to the public of approximately $727 million. The complaints generally assert claims under the federal securities laws and allege that the offering documents contained material misstatements and omissions. The complaints seek compensatory damages in unspecified amounts. On March 17, 2023, SVBFG filed for Chapter 11 bankruptcy in the U.S. Bankruptcy Court for the Southern District of New York. On January 16, 2024, the plaintiffs filed a consolidated amended complaint in the putative class action.
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

220	Goldman Sachs 2023 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

GoHealth, Inc. GS&Co. is among the underwriters named as defendants in putative securities class actions filed beginning on September 21, 2020 and consolidated in the U.S. District Court for the Northern District of Illinois relating to GoHealth, Inc.’s (GoHealth) $914 million July 2020 initial public offering. In addition to the underwriters, the defendants include GoHealth, certain of its officers and directors and certain of its shareholders. GS&Co. underwrote 11,540,550 shares of common stock representing an aggregate offering price of approximately $242 million. On February 25, 2021, the plaintiffs filed a consolidated complaint. On April 5, 2022, the defendants’ motion to dismiss the consolidated complaint was denied. On September 23, 2022, the plaintiffs moved for class certification. On February 21, 2024, the court preliminarily approved a settlement. Under the terms of the settlement, GS&Co. will not be required to contribute to the settlement.
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

ContextLogic Inc. GS&Co. is among the underwriters named as defendants in putative securities class actions filed beginning on May 17, 2021 and consolidated in the U.S. District Court for the Northern District of California, relating to ContextLogic Inc.’s (ContextLogic) $1.1 billion December 2020 initial public offering of common stock. In addition to the underwriters, the defendants include ContextLogic and certain of its officers and directors. GS&Co. underwrote 16,169,000 shares of common stock representing an aggregate offering price of approximately $388 million. On July 15, 2022, the plaintiffs filed a consolidated amended complaint, and on March 10, 2023, the court granted the defendants’ motion to dismiss the consolidated amended complaint with leave to amend. On April 10, 2023, the plaintiffs filed a second consolidated amended complaint, and on December 22, 2023, the court granted in part and denied in part the defendants’ motion to dismiss the second consolidated amended complaint with leave to amend. On February 15, 2024, the plaintiffs filed a third consolidated amended complaint.
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

Goldman Sachs 2023 Form 10-K	221

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
Waterdrop Inc. GS Asia is among the underwriters named as defendants in a putative securities class action filed on September 14, 2021 in the U.S. District Court for the Southern District of New York relating to Waterdrop Inc.’s (Waterdrop) $360 million May 2021 initial public offering of ADS. In addition to the underwriters, the defendants include Waterdrop and certain of its officers and directors. GS Asia underwrote 15,300,000 ADS representing an aggregate offering price of approximately $184 million. On February 21, 2022, the plaintiffs filed an amended complaint, and on February 3, 2023, the court granted the defendants’ motion to dismiss the amended complaint. On January 16, 2024, the U.S. Court of Appeals for the Second Circuit affirmed the dismissal.
Sea Limited. GS Asia is among the underwriters named as defendants in putative securities class actions filed on February 11, 2022 and June 17, 2022, respectively, in New York Supreme Court, County of New York, relating to Sea Limited’s approximately $4.0 billion September 2021 public offering of ADS and approximately $2.9 billion September 2021 public offering of convertible senior notes, respectively. In addition to the underwriters, the defendants include Sea Limited, certain of its officers and directors and certain of its shareholders. GS Asia underwrote 8,222,500 ADS representing an aggregate offering price of approximately $2.6 billion and convertible senior notes representing an aggregate offering price of approximately $1.9 billion. On August 3, 2022, the actions were consolidated, and on August 9, 2022, the plaintiffs filed a consolidated amended complaint. The defendants had previously moved to dismiss the action on July 15, 2022, with the parties stipulating that the motion would apply to the consolidated amended complaint. On May 15, 2023, the court granted the defendants’ motion to dismiss the consolidated amended complaint with prejudice, and on June 15, 2023, the plaintiffs moved for a rehearing or for leave to amend the consolidated amended complaint and also appealed. On November 20, 2023, the court denied the plaintiffs’ motion for a rehearing or for leave to amend.
Rivian Automotive Inc. GS&Co. is among the underwriters named as defendants in putative securities class actions filed on March 7, 2022 and February 28, 2023 in the U.S. District Court for the Central District of California and in the Superior Court of the State of California, County of Orange, respectively, relating to Rivian Automotive Inc.’s (Rivian) approximately $13.7 billion November 2021 initial public offering. In addition to the underwriters, the defendants include Rivian and certain of its officers and directors. GS&Co. underwrote 44,733,050 shares of common stock representing an aggregate offering price of approximately $3.5 billion. On March 2, 2023, the plaintiffs in the federal court action filed an amended consolidated complaint, and on July 3, 2023, the court denied the defendants’ motion to dismiss the amended consolidated complaint. On June 30, 2023, the court in the state court action granted the defendants’ motion to dismiss the complaint, and on September 1, 2023, the plaintiffs appealed. On December 1, 2023, the plaintiffs moved for class certification.
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
Robinhood Markets, Inc. GS&Co. is among the underwriters named as defendants in a putative securities class action filed on December 17, 2021 in the U.S. District Court for the Northern District of California relating to Robinhood Markets, Inc.’s (Robinhood) approximately $2.2 billion July 2021 initial public offering. In addition to the underwriters, the defendants include Robinhood and certain of its officers and directors. GS&Co. underwrote 18,039,706 shares of common stock representing an aggregate offering price of approximately $686 million. On February 10, 2023, the court granted the defendants’ motion to dismiss the complaint with leave to amend, and on March 13, 2023, the plaintiffs filed a second amended complaint. On January 24, 2024, the court granted the defendants’ motion to dismiss the second amended complaint without leave to amend.

222	Goldman Sachs 2023 Form 10-K

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

Oak Street Health, Inc. GS&Co. is among the underwriters named as defendants in an amended complaint for a putative securities class action filed on May 25, 2022 in the U.S. District Court for the Northern District of Illinois relating to Oak Street Health, Inc.’s (Oak Street) $377 million August 2020 initial public offering, $298 million December 2020 secondary equity offering, $691 million February 2021 secondary equity offering and $747 million May 2021 secondary equity offering. In addition to the underwriters, the defendants include Oak Street, certain of its officers and directors and certain of its shareholders. GS&Co. underwrote 4,157,103 shares of common stock in the August 2020 initial public offering representing an aggregate offering price of approximately $87 million, 1,503,944 shares of common stock in the December 2020 secondary equity offering representing an aggregate offering price of approximately $69 million, 3,083,098 shares of common stock in the February 2021 secondary equity offering representing an aggregate offering price of approximately $173 million and 3,013,065 shares of common stock in the May 2021 secondary equity offering representing an aggregate offering price of approximately $187 million. On February 10, 2023, the court granted in part and denied in part the defendants’ motion to dismiss, dismissing the claim alleging a violation of Section 12(a)(2) of the Securities Act and, with respect to the May 2021 secondary equity offering only, the claim alleging a violation of Section 11 of the Securities Act, but declining to dismiss the remaining claims. On December 15, 2023, the plaintiffs moved for class certification.
Reata Pharmaceuticals, Inc. GS&Co. is among the underwriters named as defendants in a consolidated amended complaint for a putative securities class action filed on June 21, 2022 in the U.S. District Court for the Eastern District of Texas relating to Reata Pharmaceuticals, Inc.’s (Reata) approximately $282 million December 2020 public offering of common stock. In addition to the underwriters, the defendants include Reata and certain of its officers and directors. GS&Co. underwrote 1,000,000 shares of common stock representing an aggregate offering price of approximately $141 million. On September 7, 2022, the defendants moved to dismiss the consolidated amended complaint. On November 27, 2023, the court preliminarily approved a settlement, which would not require a contribution from GS&Co.

Goldman Sachs 2023 Form 10-K	223

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
17 Education & Technology Group Inc. GS Asia is among the underwriters named as defendants in a putative securities class action filed on July 19, 2022 in the U.S. District Court for the Central District of California and transferred to the U.S. District Court for the Southern District of New York in November 2022 relating to 17 Education & Technology Group Inc.’s (17EdTech) approximately $331 million December 2020 initial public offering of ADS. In addition to the underwriters, the defendants include 17EdTech and certain of its officers and directors. GS Asia underwrote 12,604,000 ADS representing an aggregate offering price of approximately $132 million. On January 31, 2023, the plaintiffs filed an amended complaint. On November 8, 2023, the court granted the defendants’ motion to dismiss the amended complaint and denied the plaintiffs’ request for leave to amend.
LifeStance Health Group, Inc. GS&Co. is among the underwriters named as defendants in a putative securities class action filed on August 10, 2022 in the U.S. District Court for the Southern District of New York relating to LifeStance Health Group, Inc.’s (LifeStance) approximately $828 million June 2021 initial public offering of common stock. In addition to the underwriters, the defendants include LifeStance and certain of its officers and directors. GS&Co. underwrote 10,580,000 shares of common stock representing an aggregate offering price of approximately $190 million. On December 19, 2022, the plaintiffs filed an amended complaint, and on April 10, 2023, the defendants’ motion to dismiss the amended complaint was denied. On September 7, 2023, the court granted the plaintiffs’ motion for class certification. On January 30, 2024, the court approved a settlement, which will not require a contribution from GS&Co.

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
Yatsen Holding Limited. GS Asia is among the underwriters named as defendants in a putative securities class action filed on September 23, 2022 in the U.S. District Court for the Southern District of New York relating to Yatsen Holding Limited’s (Yatsen) approximately $617 million November 2020 initial public offering of ADS. In addition to the underwriters, the defendants include Yatsen and certain of its officers and directors. GS Asia underwrote 22,912,500 ADS representing an aggregate offering price of approximately $241 million. On October 4, 2023, the plaintiffs filed an amended complaint, and on December 4, 2023, the defendants moved to dismiss the amended complaint.

224	Goldman Sachs 2023 Form 10-K

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
FIGS, Inc. GS&Co. is among the underwriters named as defendants in a putative securities class action filed on December 8, 2022 in the U.S. District Court for the Central District of California relating to FIGS, Inc.’s (FIGS) approximately $668 million May 2021 initial public offering and approximately $413 million September 2021 secondary equity offering. In addition to the underwriters, the defendants include FIGS, certain of its officers and directors and certain of its shareholders. GS&Co. underwrote 9,545,073 shares of common stock in the May 2021 initial public offering representing an aggregate offering price of approximately $210 million and 3,179,047 shares of common stock in the September 2021 secondary equity offering representing an aggregate offering price of approximately $128 million. On April 10, 2023, the plaintiffs filed a consolidated complaint, and on January 17, 2024, the court granted the defendants’ motions to dismiss the consolidated complaint with leave to amend.

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

Goldman Sachs 2023 Form 10-K	225

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
F45 Training Holdings Inc. GS&Co. is among the underwriters named as defendants in an amended complaint for a putative securities class action filed on May 19, 2023 in the U.S. District Court for the Western District of Texas relating to F45 Training Holdings Inc.’s (F45) approximately $350 million July 2021 initial public offering of common stock. In addition to the underwriters, the defendants include F45, certain of its officers and directors and certain of its shareholders. GS&Co. acted as a qualified independent underwriter for the offering and underwrote 8,303,744 shares of common stock representing an aggregate offering price of approximately $133 million. On August 7, 2023, the defendants filed a motion to dismiss the amended complaint. On January 25, 2024, the plaintiffs filed a second amended complaint.
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

226	Goldman Sachs 2023 Form 10-K

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
GS&Co. is also among the defendants named in a related putative class action filed on June 2, 2021 in the U.S. District Court for the Southern District of New York. The complaint alleges the same conspiracy in the market for VRDOs as that alleged in the consolidated amended complaint filed on May 31, 2019, and asserts federal antitrust law, state law and state common law claims against the defendants. The complaint seeks declaratory and injunctive relief, as well as unspecified amounts of compensatory, treble and other damages. On August 6, 2021, plaintiffs in the May 31, 2019 action filed an amended complaint consolidating the June 2, 2021 action with the May 31, 2019 action. On September 14, 2021, defendants filed a joint partial motion to dismiss the August 6, 2021 amended consolidated complaint. On June 28, 2022, the court granted in part and denied in part the defendants’ motion to dismiss, dismissing the state breach of fiduciary duty claim against GS&Co., but declining to dismiss any portion of the federal antitrust law claims. On September 21, 2023, the court granted the plaintiffs’ motion for class certification. On October 5, 2023, the defendants filed a petition with the U.S. Court of Appeals for the Second Circuit seeking interlocutory review of the district court’s grant of class certification.

Interest Rate Swap Antitrust Litigation
Group Inc., GS&Co., GSI, GS Bank USA and Goldman Sachs Financial Markets, L.P. are among the defendants named in a putative antitrust class action relating to the trading of interest rate swaps, filed in November 2015 and consolidated in the U.S. District Court for the Southern District of New York. The same Goldman Sachs entities are also among the defendants named in two antitrust actions relating to the trading of interest rate swaps, commenced in April 2016 and June 2018, respectively, in the U.S. District Court for the Southern District of New York by three operators of swap execution facilities and certain of their affiliates. These actions have been consolidated for pretrial proceedings. The complaints generally assert claims under federal antitrust law and state common law in connection with an alleged conspiracy among the defendants to preclude exchange trading of interest rate swaps. The complaints in the individual actions also assert claims under state antitrust law. The complaints seek declaratory and injunctive relief, as well as treble damages in an unspecified amount. Defendants moved to dismiss the class and the first individual action and the district court dismissed the state common law claims asserted by the plaintiffs in the first individual action and otherwise limited the state common law claim in the putative class action and the antitrust claims in both actions to the period from 2013 to 2016. On November 20, 2018, the court granted in part and denied in part the defendants’ motion to dismiss the second individual action, dismissing the state common law claims for unjust enrichment and tortious interference, but denying dismissal of the federal and state antitrust claims. On March 13, 2019, the court denied the plaintiffs’ motion in the putative class action to amend their complaint to add allegations related to conduct from 2008 to 2012, but granted the motion to add limited allegations from 2013 to 2016, which the plaintiffs added in a fourth consolidated amended complaint filed on March 22, 2019. On December 15, 2023, the court denied the plaintiffs’ motion for class certification, and on December 28, 2023, the plaintiffs filed a petition with the U.S. Court of Appeals for the Second Circuit seeking interlocutory review of the district court’s denial of class certification.

Goldman Sachs 2023 Form 10-K	227

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
GS&Co., GSI, J. Aron & Company LLC and Metro International Trade Services (Metro), a previously consolidated subsidiary of Group Inc. that was sold in the fourth quarter of 2014, are among the defendants in a number of putative class and individual actions filed beginning on August 1, 2013 and consolidated in the U.S. District Court for the Southern District of New York. The complaints generally allege violations of federal antitrust laws and state laws in connection with the storage of aluminum and aluminum trading. The complaints seek declaratory, injunctive and other equitable relief, as well as unspecified monetary damages, including treble damages. In December 2016, the district court granted defendants’ motions to dismiss and on August 27, 2019, the Second Circuit vacated the district court’s dismissals and remanded the case to district court for further proceedings. On July 23, 2020, the district court denied the class plaintiffs’ motion for class certification, and on December 16, 2020 the Second Circuit denied leave to appeal the denial. On February 17, 2021, the district court granted defendants’ motion for summary judgment with respect to the claims of most of the individual plaintiffs, and on November 1, 2023, the U.S. Court of Appeals for the Second Circuit affirmed the district court’s judgment. On May 31, 2022, the two remaining individual plaintiffs entered into a settlement with the defendants. The firm has paid the full amount of its contribution to the settlement.
In connection with the sale of Metro, the firm agreed to provide indemnities to the buyer, including for any potential liabilities for legal or regulatory proceedings arising out of the conduct of Metro’s business while the firm owned it.
U.S. Treasury Securities Litigation
GS&Co. is among the primary dealers named as defendants in several putative class actions relating to the market for U.S. Treasury securities, filed beginning in July 2015 and consolidated in the U.S. District Court for the Southern District of New York. GS&Co. is also among the primary dealers named as defendants in a similar individual action filed in the U.S. District Court for the Southern District of New York on August 25, 2017. The consolidated class action complaint, filed on December 29, 2017, generally alleges that the defendants violated antitrust laws in connection with an alleged conspiracy to manipulate the when-issued market and auctions for U.S. Treasury securities and that certain defendants, including GS&Co., colluded to preclude trading of U.S. Treasury securities on electronic trading platforms in order to impede competition in the bidding process. The individual action alleges a similar conspiracy regarding manipulation of the when-issued market and auctions, as well as related futures and options in violation of the Commodity Exchange Act. The complaints seek declaratory and injunctive relief, treble damages in an unspecified amount and restitution. Defendants’ motion to dismiss was granted on March 31, 2021. On May 14, 2021, plaintiffs filed an amended complaint. Defendants’ motion to dismiss the amended complaint was granted on March 31, 2022 and on February 1, 2024, the U.S. Court of Appeals for the Second Circuit affirmed the dismissal.
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

228	Goldman Sachs 2023 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Credit Default Swap Antitrust Litigation
Group Inc., GS&Co. and GSI were among the defendants named in a putative antitrust class action relating to the settlement of credit default swaps, filed on June 30, 2021 in the U.S. District Court for the District of New Mexico. The complaint generally asserts claims under federal antitrust law and the Commodity Exchange Act in connection with an alleged conspiracy among the defendants to manipulate the benchmark price used to value credit default swaps for settlement. The complaint also asserts a claim for unjust enrichment under state common law. The complaint seeks declaratory and injunctive relief, as well as unspecified amounts of treble and other damages. On November 15, 2021, the defendants filed a motion to dismiss the complaint. On February 4, 2022, the plaintiffs filed an amended complaint and voluntarily dismissed Group Inc. from the action. On June 5, 2023, the court dismissed the claims against certain foreign defendants for lack of personal jurisdiction but denied the defendants’ motion to dismiss with respect to GS&Co., GSI and the remaining defendants. On January 24, 2024, the court granted the defendants’ motion to stay the proceedings pending the resolution of the motion filed by the defendants on November 3, 2023 in the U.S. District Court for the Southern District of New York to enforce a 2015 settlement and release among the parties. On January 26, 2024, the U.S. District Court for the Southern District of New York granted the defendants’ motion to enforce the settlement and release and enjoined the plaintiffs from pursuing any claims against the defendants in the New Mexico action for any alleged violation of law based on conduct before June 30, 2014.
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
On November 7, 2023, the court approved a settlement among the parties pursuant to which the firm made a payment of $215 million. The settlement also provides that the firm will engage an independent expert to complete standard validation studies of its performance evaluation and promotion from vice president to managing director processes, continue or implement certain practices as part of its performance evaluation and promotion processes, and engage an independent expert to perform an annual pay equity analysis for the 2023, 2024 and 2025 year-end compensation cycles.

Consumer Investigation and Review
The firm is cooperating with the CFPB and other governmental bodies relating to investigations and/or inquiries concerning GS Bank USA’s credit card account management practices and is providing information regarding the application of refunds, crediting of nonconforming payments, billing error resolution, advertisements, reporting to credit bureaus, and any other consumer-related information requested by them.
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
•Consumer lending, as well as residential mortgage lending, servicing and securitization, and compliance with related consumer laws;

Goldman Sachs 2023 Form 10-K	229

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
The firm recognizes the funded status of its defined benefit pension and postretirement plans, measured as the difference between the fair value of the plan assets and the benefit obligation, in the consolidated balance sheets. As of December 2023, other assets included $93 million (related to overfunded pension plans) and other liabilities included $449 million related to these plans. As of December 2022, other assets included $111 million (related to overfunded pension plans) and other liabilities included $337 million related to these plans.
Defined Contribution Plans
The firm contributes to employer-sponsored U.S. and non-U.S. defined contribution plans. The firm’s contribution to these plans was $377 million for 2023, $378 million for 2022 and $274 million for 2021.

230	Goldman Sachs 2023 Form 10-K

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

As of December 2023, 58.4 million shares were available to be delivered pursuant to awards granted under the 2021 SIP. If any shares of common stock underlying awards granted under the 2021 SIP or awards granted under predecessor stock incentive plans are not delivered because such awards are forfeited, terminated or canceled, or if shares of common stock underlying such awards are surrendered or withheld to satisfy any obligation of the grantee (including taxes), those shares will become available to be delivered pursuant to awards granted under the 2021 SIP. Shares available to be delivered under the 2021 SIP also are subject to adjustment for certain events or changes in corporate structure as provided under the 2021 SIP. The 2021 SIP is scheduled to terminate on the date of the annual meeting of shareholders that occurs in 2025.
Restricted Stock Units
The firm grants RSUs (including RSUs subject to performance or market conditions) to employees, which are generally valued based on the closing price of the underlying shares on the date of grant, after taking into account a liquidity discount for any applicable post-vesting and delivery transfer restrictions. The value of equity awards also considers the impact of material non-public information, if any, that the firm expects to make available shortly following grant. RSUs not subject to performance or market conditions generally vest and underlying shares of common stock are delivered (net of required withholding tax) over a three-year period as outlined in the applicable award agreements. Award agreements generally provide that vesting is accelerated in certain circumstances, such as on retirement, death, disability and, in certain cases, conflicted employment. Delivery of the underlying shares of common stock is conditioned on the grantees satisfying certain vesting and other requirements outlined in the award agreements.
RSUs that are subject to performance or market conditions generally are settled after the end of a three- to five-year period. For awards that are subject to performance or market conditions, generally the final award is adjusted from zero up to 150% of the original grant based on the extent to which those conditions are satisfied. Dividend equivalents that accrue on these awards are paid when the awards settle.

Goldman Sachs 2023 Form 10-K	231

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The table below presents the 2023 activity related to stock settled RSUs.

			Weighted Average
			Grant-Date Fair Value of
	Restricted Stock		Restricted Stock
	Units Outstanding		Units Outstanding
	Future	No Future	Future	No Future
	Service	Service	Service	Service
	Required	Required	Required	Required
Beginning balance	5,288,222	17,326,792	$298.14	$281.78
Granted	3,000,465	3,874,660	$332.02	$327.07
Forfeited	(441,127)	(344,784)	$315.63	$305.62
Delivered	–	(9,018,166)	$–	$272.79
Vested	(3,468,419)	3,468,419	$309.85	$309.85
Ending balance	4,379,141	15,306,921	$310.31	$304.37
In the table above:
•The weighted average grant-date fair value of RSUs granted was $329.23 during 2023, $316.98 during 2022 and $264.57 during 2021. The grant-date fair value of these RSUs included an average liquidity discount of 4.5% during 2023, 6.0% during 2022 and 10.2% during 2021, to reflect post-vesting and delivery transfer restrictions, generally of 1 year for both 2023 and 2022, and up to 4 years for 2021.
•The aggregate fair value of awards that vested was $2.47 billion during 2023, $3.91 billion during 2022 and $2.64 billion during 2021.
•The ending balance included restricted stock subject to future service requirements of 347,240 shares as of December 2023 and 357,367 shares as of December 2022.
•The ending balance included RSUs subject to future service requirements and performance or market conditions of 617,655 RSUs as of December 2023 and 618,248 RSUs as of December 2022, and the maximum amount of such RSUs that may be earned was 913,551 RSUs as of December 2023 and 914,441 RSUs as of December 2022.
•The ending balance also included RSUs not subject to future service requirements but subject to performance conditions of 1,620,470 RSUs as of December 2023 and 1,457,702 RSUs as of December 2022, and the maximum amount of such RSUs that may be earned was 2,430,705 RSUs as of December 2023 and 2,186,553 RSUs as of December 2022.

In relation to 2023 year-end, during the first quarter of 2024, the firm granted to its employees 6.4 million RSUs (of which 2.1 million RSUs require future service as a condition for delivery of the related shares of common stock). These RSUs are subject to additional conditions as outlined in the award agreements. Shares underlying these RSUs, net of required withholding tax, generally are delivered over a three-year period. These awards are generally subject to a one-year post-vesting and delivery transfer restriction. These awards are not included in the table above.
As of December 2023, there was $642 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements. This cost is expected to be recognized over a weighted average period of 1.79 years. In addition, there is unrecognized compensation cost related to share-based compensation arrangements subject to performance conditions. The maximum payout related to these awards is $487 million. This cost is expected to be recognized over a weighted average period of 1.41 years.
The table below presents the share-based compensation and the related excess tax benefit.

	Year Ended December
$ in millions	2023	2022	2021
Share-based compensation	$2,098	$4,107	$2,553
Excess net tax benefit for share-based awards	$198	$324	$196
In the table above, excess net tax benefit for share-based awards includes the net tax benefit on dividend equivalents paid on RSUs and the delivery of common stock underlying share-based awards.
Overrides
The firm shares a portion of its overrides related to investment management services with approximately 800 employees. The fair value of these overrides is recognized as compensation expense over the vesting period. Such expense was $407 million for 2023, $493 million for 2022 and $547 million for 2021.

232	Goldman Sachs 2023 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 30.
Parent Company
Group Inc. – Condensed Statements of Earnings

	Year Ended December
$ in millions	2023	2022	2021
Revenues
Dividends from subsidiaries and other affiliates:
Bank	$58	$101	$16,990
Nonbank	11,499	6,243	15,562
Other revenues	(1,965)	(3,590)	529
Total non-interest revenues	9,592	2,754	33,081
Interest income	18,839	8,367	3,695
Interest expense	21,479	9,428	4,570
Net interest loss	(2,640)	(1,061)	(875)
Total net revenues	6,952	1,693	32,206
Operating expenses
Compensation and benefits	287	328	750
Other expenses	219	685	1,005
Total operating expenses	506	1,013	1,755
Pre-tax earnings	6,446	680	30,451
Benefit for taxes	(1,070)	(1,398)	(551)
Undistributed earnings/(loss) of subsidiaries
and other affiliates	1,000	9,183	(9,367)
Net earnings	8,516	11,261	21,635
Preferred stock dividends	609	497	484
Net earnings applicable to common shareholders	$7,907	$10,764	$21,151
Supplemental Disclosures:
In the condensed statements of earnings above, revenues and expenses included the following with subsidiaries and other affiliates:
•Dividends from bank subsidiaries included cash dividends of $58 million for 2023, $97 million for 2022 and $16.99 billion for 2021.
•Dividends from nonbank subsidiaries and other affiliates included cash dividends of $11.49 billion for 2023, $6.14 billion for 2022 and $15.14 billion for 2021.
•Other revenues included $(892) million for 2023, $(3.34) billion for 2022 and $(1.01) billion for 2021.
•Interest income included $16.82 billion for 2023, $7.47 billion for 2022 and $3.39 billion for 2021.
•Interest expense included $9.94 billion for 2023, $3.80 billion for 2022 and $1.24 billion for 2021.
•Other expenses included $105 million for 2023, $116 million for 2022 and $113 million for 2021.
Group Inc.’s other comprehensive income/(loss) was $92 million for 2023, $(942) million for 2022 and $(634) million for 2021.

Group Inc. – Condensed Balance Sheets

	As of December
$ in millions	2023	2022
Assets
Cash and cash equivalents:
With third-party banks	$35	$35
With subsidiary bank	7	46
Loans to and receivables from subsidiaries:
Bank	1,833	3,545
Nonbank ($4,813 and $4,825 at fair value)	286,688	259,402
Investments in subsidiaries and other affiliates:
Bank	55,164	49,533
Nonbank	78,591	85,058
Trading assets (at fair value)	3,197	5,431
Investments ($22,443 and $23,894 at fair value)	79,300	69,483
Other assets	7,408	6,576
Total assets	$512,223	$479,109

Liabilities and shareholders’ equity
Repurchase agreements with subsidiaries (at fair value)	$78,776	$66,839
Secured borrowings with subsidiaries	19,233	16,749
Payables to subsidiaries	568	510
Trading liabilities (at fair value)	898	2,544
Unsecured short-term borrowings:
With third parties ($4,721 and $5,002 at fair value)	31,833	23,823
With subsidiaries	5,710	4,328
Unsecured long-term borrowings:
With third parties ($28,966 and $22,422 at fair value)	175,335	185,972
With subsidiaries	79,316	57,565
Other liabilities	3,649	3,590
Total liabilities	395,318	361,920
Commitments, contingencies and guarantees
Shareholders' equity
Preferred stock	11,203	10,703
Common stock	9	9
Share-based awards	5,121	5,696
Additional paid-in capital	60,247	59,050
Retained earnings	143,688	139,372
Accumulated other comprehensive loss	(2,918)	(3,010)
Stock held in treasury, at cost	(100,445)	(94,631)
Total shareholders’ equity	116,905	117,189
Total liabilities and shareholders’ equity	$512,223	$479,109
Supplemental Disclosures:
Goldman Sachs Funding LLC, a wholly-owned, direct subsidiary of Group Inc., has provided Group Inc. with a committed line of credit that allows Group Inc. to draw sufficient funds to meet its cash needs in the ordinary course of business.
Trading assets included derivative contracts with subsidiaries of $155 million as of December 2023 and $2.17 billion as of December 2022.
Trading liabilities included derivative contracts with subsidiaries of $898 million as of December 2023 and $2.54 billion as of December 2022.
As of December 2023, unsecured long-term borrowings with subsidiaries by maturity date are $77.53 billion in 2025, $228 million in 2026, $119 million in 2027, $202 million in 2028 and $1.23 billion in 2029-thereafter.

Goldman Sachs 2023 Form 10-K	233

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Group Inc. – Condensed Statements of Cash Flows

	Year Ended December
$ in millions	2023	2022	2021
Cash flows from operating activities
Net earnings	$8,516	$11,261	$21,635
Adjustments to reconcile net earnings to net
cash provided by operating activities:
Undistributed (earnings)/loss of
subsidiaries and other affiliates	(1,000)	(9,183)	9,367
Depreciation and amortization	13	9	9
Deferred income taxes	(380)	(1,523)	(241)
Share-based compensation	(11)	378	335
Changes in operating assets and liabilities:
Collateralized transactions (excluding
secured borrowings, net)	11,937	66,839	–
Trading assets	7,620	(23,451)	(10,273)
Trading liabilities	(1,646)	1,428	796
Other, net	(221)	5,933	(5,213)
Net cash provided by operating activities	24,828	51,691	16,415
Cash flows from investing activities
Purchase of property, leasehold
improvements and equipment	(48)	(64)	(13)
Repayments/(issuances) of short-term loans
to subsidiaries, net	3,145	2,210	(9,951)
Issuance of term loans to subsidiaries	(25,473)	(1,859)	(37,260)
Repayments of term loans by subsidiaries	921	2,311	10,059
Purchase of investments	(25,904)	(47,247)	(16,964)
Sales/paydowns of investments	17,801	3,162	10,896
Capital distributions from/(contributions to)
subsidiaries, net	1,205	(5,665)	(23,978)
Net cash used for investing activities	(28,353)	(47,152)	(67,211)
Cash flows from financing activities
Secured borrowings with subsidiary, net	3,810	(36,389)	12,346
Unsecured short-term borrowings, net:
With third parties	87	13	(683)
With subsidiaries	19,314	27,803	7,007
Issuance of unsecured long-term borrowings	127,728	78,803	73,164
Repayment of unsecured long-term borrowings	(136,618)	(65,960)	(31,588)
Preferred stock redemption	(1,000)	–	(2,675)
Common stock repurchased	(5,796)	(3,500)	(5,200)
Settlement of share-based awards in
satisfaction of withholding tax requirements	(1,345)	(1,595)	(985)
Dividends and dividend equivalents paid on
stock and share-based awards	(4,189)	(3,682)	(2,725)
Issuance of preferred stock, net of costs	1,496	–	2,172
Other financing, net	(1)	–	(14)
Net cash provided by/(used for) financing activities	3,486	(4,507)	50,819
Net increase/(decrease) in cash and cash equivalents	(39)	32	23
Cash and cash equivalents, beginning balance	81	49	26
Cash and cash equivalents, ending balance	$42	$81	$49

Supplemental Disclosures:
Cash payments for interest, net of capitalized interest, were $20.53 billion for 2023, $8.54 billion for 2022 and $4.72 billion for 2021, and included $9.40 billion for 2023, $3.55 billion for 2022 and $1.33 billion for 2021 of payments to subsidiaries.
Cash payments/(refunds) for income taxes, net, were $671 million for 2023, $2.59 billion for 2022 and $3.74 billion for 2021.
Non-cash activities during the year ended December 2023:
•Group Inc. exchanged $1.42 billion of equity investment in its wholly-owned subsidiaries for loans.
Non-cash activities during the year ended December 2022:
•Group Inc. issued $1.75 billion of equity in connection with the acquisition of GreenSky. Upon closing of the transaction, GreenSky became a wholly-owned subsidiary of GS Bank USA.
Non-cash activities during the year ended December 2021:
•Group Inc. exchanged $948 million of loans for additional equity investment in its wholly-owned subsidiaries.

234	Goldman Sachs 2023 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Supplemental Financial Information
Common Stock Performance
The graph and table below compare the performance of an investment in the firm’s common stock from December 31, 2018 (the last trading day before the firm’s 2019 fiscal year) through December 31, 2023, with the S&P 500 Index (S&P 500) and the S&P 500 Financials Index (S&P 500 Financials).

	As of December
	2018	2019	2020	2021	2022	2023
Group Inc.	$100.00	$140.46	$165.01	$243.54	$224.40	$260.10
S&P 500	$100.00	$131.47	$155.65	$200.29	$163.97	$207.03
S&P 500 Financials	$100.00	$132.09	$129.77	$175.01	$156.52	$175.45
The graph and table above assume $100 was invested on December 31, 2018 in each of the firm’s common stock, the S&P 500 and the S&P 500 Financials, and the dividends were reinvested without payment of any commissions. The performance shown represents past performance and should not be considered an indication of future performance.

Statistical Disclosures
Distribution of Assets, Liabilities and Shareholders’ Equity
The tables below present information about average balances, interest and average interest rates.

	Average Balance for the
	Year Ended December
$ in millions	2023	2022	2021
Assets
U.S.	$129,718	$151,152	$103,182
Non-U.S.	127,250	107,843	95,735
Deposits with banks	256,968	258,995	198,917
U.S.	214,772	241,968	202,841
Non-U.S.	158,347	169,621	148,604
Collateralized agreements	373,119	411,589	351,445
U.S.	205,013	165,331	173,498
Non-U.S.	146,655	123,332	136,075
Trading assets	351,668	288,663	309,573
U.S.	123,828	97,221	69,893
Non-U.S.	15,003	14,696	18,573
Investments	138,831	111,917	88,466
U.S.	156,349	144,781	108,032
Non-U.S.	19,112	22,067	21,455
Loans	175,461	166,848	129,487
U.S.	85,373	95,513	98,086
Non-U.S.	55,043	64,301	55,530
Other interest-earning assets	140,416	159,814	153,616
Interest-earning assets	1,436,463	1,397,826	1,231,504
Cash and due from banks	6,372	7,715	10,804
Other non-interest-earning assets	109,042	137,418	128,521
Assets	$1,551,877	$1,542,959	$1,370,829

Liabilities
U.S.	$307,686	$302,678	$231,967
Non-U.S.	82,321	74,662	72,899
Interest-bearing deposits	390,007	377,340	304,866
U.S.	154,341	107,008	110,099
Non-U.S.	93,697	83,783	72,691
Collateralized financings	248,038	190,791	182,790
U.S.	62,254	80,950	67,734
Non-U.S.	76,057	83,657	75,763
Trading liabilities	138,311	164,607	143,497
U.S.	47,878	34,322	31,866
Non-U.S.	27,166	28,675	34,326
Short-term borrowings	75,044	62,997	66,192
U.S.	197,442	221,598	216,864
Non-U.S.	45,611	37,656	29,764
Long-term borrowings	243,053	259,254	246,628
U.S.	149,883	166,200	139,278
Non-U.S.	94,915	98,130	85,913
Other interest-bearing liabilities	244,798	264,330	225,191
Interest-bearing liabilities	1,339,251	1,319,319	1,169,164
Non-interest-bearing deposits	4,733	4,811	5,920
Other non-interest-bearing liabilities	91,194	102,839	94,040
Liabilities	1,435,178	1,426,969	1,269,124
Shareholders’ equity
Preferred stock	10,895	10,703	9,876
Common stock	105,804	105,287	91,829
Shareholders’ equity	116,699	115,990	101,705
Liabilities and shareholders’ equity	$1,551,877	$1,542,959	$1,370,829
Percentage attributable to non-U.S. operations
Interest-earning assets	36.30%	35.90%	38.65%
Interest-bearing liabilities	31.34%	30.82%	31.76%

Goldman Sachs 2023 Form 10-K	235

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Supplemental Financial Information

	Interest for the
	Year Ended December
$ in millions	2023	2022	2021
Assets
U.S.	$7,074	$2,793	$143
Non-U.S.	3,875	440	(167)
Deposits with banks	10,949	3,233	(24)
U.S.	11,301	3,463	(383)
Non-U.S.	5,104	1,005	(597)
Collateralized agreements	16,405	4,468	(980)
U.S.	5,717	3,362	2,943
Non-U.S.	2,743	1,725	1,773
Trading assets	8,460	5,087	4,716
U.S.	3,055	1,656	991
Non-U.S.	801	543	598
Investments	3,856	2,199	1,589
U.S.	13,332	7,967	4,423
Non-U.S.	1,573	1,092	896
Loans	14,905	9,059	5,319
U.S.	8,266	3,236	1,201
Non-U.S.	5,674	1,742	299
Other interest-earning assets	13,940	4,978	1,500
Interest-earning assets	$68,515	$29,024	$12,120
Liabilities
U.S.	$13,658	$4,959	$1,098
Non-U.S.	3,352	864	205
Interest-bearing deposits	17,010	5,823	1,303
U.S.	8,750	2,027	146
Non-U.S.	3,955	781	(146)
Collateralized financings	12,705	2,808	–
U.S.	969	872	661
Non-U.S.	1,484	1,051	1,001
Trading liabilities	2,453	1,923	1,662
U.S.	1,200	408	476
Non-U.S.	122	133	51
Short-term borrowings	1,322	541	527
U.S.	10,838	5,570	3,139
Non-U.S.	246	146	92
Long-term borrowings	11,084	5,716	3,231
U.S.	11,228	2,356	(897)
Non-U.S.	6,362	2,179	(176)
Other interest-bearing liabilities	17,590	4,535	(1,073)
Interest-bearing liabilities	$62,164	$21,346	$5,650
Net interest income
U.S.	$2,102	$6,285	$4,695
Non-U.S.	4,249	1,393	1,775
Net interest income	$6,351	$7,678	$6,470

	Average Rate for the
	Year Ended December
	2023	2022	2021
Assets
U.S.	5.45%	1.85%	0.14%
Non-U.S.	3.05%	0.41%	(0.17)%
Deposits with banks	4.26%	1.25%	(0.01)%
U.S.	5.26%	1.43%	(0.19)%
Non-U.S.	3.22%	0.59%	(0.40)%
Collateralized agreements	4.40%	1.09%	(0.28)%
U.S.	2.79%	2.03%	1.70%
Non-U.S.	1.87%	1.40%	1.30%
Trading assets	2.41%	1.76%	1.52%
U.S.	2.47%	1.70%	1.42%
Non-U.S.	5.34%	3.69%	3.22%
Investments	2.78%	1.96%	1.80%
U.S.	8.53%	5.50%	4.09%
Non-U.S.	8.23%	4.95%	4.18%
Loans	8.49%	5.43%	4.11%
U.S.	9.68%	3.39%	1.22%
Non-U.S.	10.31%	2.71%	0.54%
Other interest-earning assets	9.93%	3.11%	0.98%
Interest-earning assets	4.77%	2.08%	0.98%
Liabilities
U.S.	4.44%	1.64%	0.47%
Non-U.S.	4.07%	1.16%	0.28%
Interest-bearing deposits	4.36%	1.54%	0.43%
U.S.	5.67%	1.89%	0.13%
Non-U.S.	4.22%	0.93%	(0.20)%
Collateralized financings	5.12%	1.47%	0.00%
U.S.	1.56%	1.08%	0.98%
Non-U.S.	1.95%	1.26%	1.32%
Trading liabilities	1.77%	1.17%	1.16%
U.S.	2.51%	1.19%	1.49%
Non-U.S.	0.45%	0.46%	0.15%
Short-term borrowings	1.76%	0.86%	0.80%
U.S.	5.49%	2.51%	1.45%
Non-U.S.	0.54%	0.39%	0.31%
Long-term borrowings	4.56%	2.20%	1.31%
U.S.	7.49%	1.42%	(0.64)%
Non-U.S.	6.70%	2.22%	(0.20)%
Other interest-bearing liabilities	7.19%	1.72%	(0.48)%
Interest-bearing liabilities	4.64%	1.62%	0.48%
Interest rate spread	0.13%	0.46%	0.50%
U.S.	0.23%	0.70%	0.62%
Non-U.S.	0.81%	0.28%	0.37%
Net yield on interest-earning assets	0.44%	0.55%	0.53%
In the tables above:
•Assets, liabilities and interest are classified as U.S. and non-U.S. based on the location of the legal entity in which the assets and liabilities are held.
•Derivative instruments and commodities are included in other non-interest-earning assets and other non-interest-bearing liabilities.
•Average collateralized agreements included $179.35 billion of resale agreements and $193.77 billion of securities borrowed for 2023, $216.73 billion of resale agreements and $194.86 billion of securities borrowed for 2022 and $167.95 billion of resale agreements and $183.50 billion of securities borrowed for 2021.
•Other interest-earning assets primarily consists of certain receivables from customers and counterparties.

236	Goldman Sachs 2023 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Supplemental Financial Information
•Collateralized financings included $198.26 billion of repurchase agreements and $49.78 billion of securities loaned for 2023, $150.23 billion of repurchase agreements and $40.56 billion of securities loaned for 2022, and $145.68 billion of repurchase agreements and $37.11 billion of securities loaned for 2021.
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

	Year Ended December 2023
	versus December 2022
	Increase (decrease)
	due to change in:
$ in millions	Volume	Rate	Net Change
Interest-earning assets
U.S.	$(1,169)	$5,450	$4,281
Non-U.S.	591	2,844	3,435
Deposits with banks	(578)	8,294	7,716
U.S.	(1,431)	9,269	7,838
Non-U.S.	(363)	4,462	4,099
Collateralized agreements	(1,794)	13,731	11,937
U.S.	1,107	1,248	2,355
Non-U.S.	436	582	1,018
Trading assets	1,543	1,830	3,373
U.S.	656	743	1,399
Non-U.S.	16	242	258
Investments	672	985	1,657
U.S.	986	4,379	5,365
Non-U.S.	(243)	724	481
Loans	743	5,103	5,846
U.S.	(982)	6,012	5,030
Non-U.S.	(954)	4,886	3,932
Other interest-earning assets	(1,936)	10,898	8,962
Change in interest income	(1,350)	40,841	39,491
Interest-bearing liabilities
U.S.	222	8,477	8,699
Non-U.S.	312	2,176	2,488
Interest-bearing deposits	534	10,653	11,187
U.S.	2,683	4,040	6,723
Non-U.S.	418	2,756	3,174
Collateralized financings	3,101	6,796	9,897
U.S.	(291)	388	97
Non-U.S.	(148)	581	433
Trading liabilities	(439)	969	530
U.S.	340	452	792
Non-U.S.	(7)	(4)	(11)
Short-term borrowings	333	448	781
U.S.	(1,326)	6,594	5,268
Non-U.S.	43	57	100
Long-term borrowings	(1,283)	6,651	5,368
U.S.	(1,222)	10,094	8,872
Non-U.S.	(215)	4,398	4,183
Other interest-bearing liabilities	(1,437)	14,492	13,055
Change in interest expense	809	40,009	40,818
Change in net interest income	$(2,159)	$832	$(1,327)

	Year Ended December 2022
	versus December 2021
	Increase (decrease)
	due to change in:
$ in millions	Volume	Rate	Net Change
Interest-earning assets
U.S.	$886	$1,764	$2,650
Non-U.S.	49	558	607
Deposits with banks	935	2,322	3,257
U.S.	560	3,286	3,846
Non-U.S.	125	1,477	1,602
Collateralized agreements	685	4,763	5,448
U.S.	(166)	585	419
Non-U.S.	(178)	130	(48)
Trading assets	(344)	715	371
U.S.	465	200	665
Non-U.S.	(143)	88	(55)
Investments	322	288	610
U.S.	2,022	1,522	3,544
Non-U.S.	30	166	196
Loans	2,052	1,688	3,740
U.S.	(87)	2,122	2,035
Non-U.S.	238	1,205	1,443
Other interest-earning assets	151	3,327	3,478
Change in interest income	3,801	13,103	16,904
Interest-bearing liabilities
U.S.	1,159	2,702	3,861
Non-U.S.	20	639	659
Interest-bearing deposits	1,179	3,341	4,520
U.S.	(59)	1,940	1,881
Non-U.S.	103	824	927
Collateralized financings	44	2,764	2,808
U.S.	142	69	211
Non-U.S.	99	(49)	50
Trading liabilities	241	20	261
U.S.	29	(97)	(68)
Non-U.S.	(26)	108	82
Short-term borrowings	3	11	14
U.S.	119	2,312	2,431
Non-U.S.	31	23	54
Long-term borrowings	150	2,335	2,485
U.S.	382	2,871	3,253
Non-U.S.	271	2,084	2,355
Other interest-bearing liabilities	653	4,955	5,608
Change in interest expense	2,270	13,426	15,696
Change in net interest income	$1,531	$(323)	$1,208

Goldman Sachs 2023 Form 10-K	237

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Supplemental Financial Information
Deposits
The table below presents information about interest-bearing deposits.

	Year Ended December
$ in millions	2023	2022
Average balances
U.S.
Savings and demand	$241,356	$231,693
Time	66,330	70,985
Total U.S.	307,686	302,678
Non-U.S.
Demand	57,506	45,066
Time	24,815	29,596
Total non-U.S.	82,321	74,662
Total	$390,007	$377,340
Average interest rates
U.S.
Savings and demand	4.57%	1.69%
Time	3.97%	1.48%
Total U.S.	4.44%	1.64%
Non-U.S.
Demand	3.99%	1.20%
Time	4.26%	1.09%
Total non-U.S.	4.07%	1.16%
Total	4.36%	1.54%
In the table above, deposits are classified as U.S. and non-U.S. based on the location of the entity in which such deposits are held.
The amount of deposits in U.S. offices held by non-U.S. depositors was $10.34 billion as of December 2023 and $6.39 billion as of December 2022.
The amount of uninsured deposits in U.S. offices was $111.60 billion as of December 2023 and $128.72 billion as of December 2022. The amount of uninsured deposits in non-U.S. offices was $69.30 billion as of December 2023 and $41.33 billion as of December 2022.

The table below presents uninsured time deposits by maturity.

	As of December 2023
$ in millions	U.S.	Non-U.S.
3 months or less	$3,667	$18,133
3 to 6 months	2,253	8,763
6 to 12 months	2,534	2,646
Greater than 12 months	411	1,775
Total	$8,865	$31,317
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
Loan Portfolio
The table below presents information about gross loans.

	As of December
$ in millions	2023		2022
Corporate	$35,874	19%	$40,135	22%
Commercial real estate	26,028	14%	28,879	16%
Residential real estate	25,388	13%	23,035	12%
Securities-based	14,621	8%	16,671	9%
Other collateralized	62,225	33%	51,702	28%
Consumer:
Installment	3,298	2%	6,326	3%
Credit cards	19,361	10%	15,820	9%
Other	1,613	1%	2,261	1%
Total	$188,408	100%	$184,829	100%

238	Goldman Sachs 2023 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Supplemental Financial Information
Maturities and Interest Rates. The table below presents gross loans by tenor.

	As of December 2023
		More than	More than
	1 year	1 year to	5 years to	More than
$ in millions	or less	5 years	15 years	15 years	Total
Corporate	$2,813	$28,853	$4,207	$1	$35,874
Commercial real estate	4,571	19,663	1,791	3	26,028
Residential real estate	3,522	10,493	127	11,246	25,388
Securities-based	14,608	13	–	–	14,621
Other collateralized	23,660	36,486	1,623	456	62,225
Consumer:
Installment	70	803	2,334	91	3,298
Credit cards	19,361	–	–	–	19,361
Other	740	455	416	2	1,613
Total	$69,345	$96,766	$10,498	$11,799	$188,408
The table below presents the gross loans by tenor and for loans with tenors greater than one year, the distributions of such loans between fixed and floating interest rates.

	As of December 2023
	1 year	More than one year
$ in millions	or less	Fixed-rate	Floating-rate	Total
Corporate	$2,813	$345	$32,716	$35,874
Commercial real estate	4,571	1,274	20,183	26,028
Residential real estate	3,522	11,937	9,929	25,388
Securities-based	14,608	13	–	14,621
Other collateralized	23,660	850	37,715	62,225
Consumer:
Installment	70	3,228	–	3,298
Credit cards	19,361	–	–	19,361
Other	740	377	496	1,613
Total	$69,345	$18,024	$101,039	$188,408

Allowance for Loan Losses
The table below presents information about the allowance for loan losses.

	As of December
$ in millions	2023	2022
Corporate	$1,307	$1,535
Commercial real estate	765	572
Residential real estate	129	122
Other collateralized	340	264
Other	35	69
Wholesale	2,576	2,562
Installment	23	831
Credit cards	2,451	2,150
Consumer	2,474	2,981
Total	$5,050	$5,543
The table below presents information about the net charge-off ratio for loans accounted for at amortized cost.

	Net	Average	Net charge-
$ in millions	charge-offs	balance	off ratio
Year Ended December 2023
Wholesale	$400	$151,834	0.3%
Installment	86	3,721	2.3%
Credit cards	1,062	17,028	6.2%
Consumer	1,148	20,749	5.5%
Total	$1,548	$172,583	0.9%

Year Ended December 2022
Wholesale	$253	$144,129	0.2%
Installment	46	4,711	1.0%
Credit cards	427	11,984	3.6%
Consumer	473	16,695	2.8%
Total	$726	$160,824	0.5%
In the table above, the net charge-off ratio is calculated by dividing the net charge-offs by average gross loans accounted for at amortized cost. Net charge-offs for wholesale loans were primarily related to corporate loans for both 2023 and 2022.

Goldman Sachs 2023 Form 10-K	239

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
There were no changes in or disagreements with accountants on accounting and financial disclosure during the last two years.
Item 9A. Controls and Procedures
As of the end of the period covered by this report, an evaluation was carried out by our management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of the end of the period covered by this report. In addition, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the fourth quarter of our year ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Management’s Report on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm are set forth in Part II, Item 8 of this Form 10-K.
Item 9B. Other Information
Rule 10b5-1 Trading Plans
During the quarter ended December 2023, no directors or executive officers entered into, modified or terminated, contracts, instructions or written plans for the sale or purchase of Group Inc.’s securities that were intended to satisfy the affirmative defense conditions of Rule 10b5-1 or that constituted non-Rule 10b5-1 trading arrangements (as defined in Item 408 of Regulation S-K).
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Information about our executive officers is included in “Business — Information about our Executive Officers” in Part I, Item 1 of this Form 10-K. Information about our directors, including our audit committee and audit committee financial experts and the procedures by which shareholders can recommend director nominees, and our executive officers will be in our definitive Proxy Statement for our 2024 Annual Meeting of Shareholders, which will be filed within 120 days of the end of 2023 (2024 Proxy Statement) and is incorporated in this Form 10-K by reference. Information about our Code of Business Conduct and Ethics, which applies to our senior financial officers, is included in “Business — Available Information” in Part I, Item 1 of this Form 10-K.
Item 11. Executive Compensation
Information relating to our executive officer and director compensation and the compensation committee of the Board will be in the 2024 Proxy Statement and is incorporated in this Form 10-K by reference.

240	Goldman Sachs 2023 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information relating to security ownership of certain beneficial owners of our common stock and information relating to the security ownership of our management will be in the 2024 Proxy Statement and is incorporated in this Form 10-K by reference.
The table below presents information as of December 31, 2023 regarding securities to be issued pursuant to outstanding restricted stock units (RSUs) and securities remaining available for issuance under our equity compensation plans that were in effect during 2023.

Plan Category	Securities to be Issued Upon Exercise of Outstanding Options and Rights (a)	Weighted Average Exercise Price of Outstanding Options (b)	Securities Available For Future Issuance Under Equity Compensation Plans (c)
Equity compensation plans:
Approved by security holders	20,444,953	N/A	58,360,508
Not approved by security holders	–	–	–
Total	20,444,953		58,360,508
In the table above:
•Securities to be Issued Upon Exercise of Outstanding Options and Rights includes 20,444,953 shares that may be issued pursuant to outstanding RSUs. These awards are subject to vesting and other conditions to the extent set forth in the respective award agreements, and the underlying shares will be delivered net of any required tax withholding. As of December 31, 2023, there were no outstanding options.
•Shares underlying RSUs are deliverable without the payment of any consideration, and therefore the weighted average exercise price is not applicable for these awards.
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
Item 13. Certain Relationships and Related Transactions, and Director Independence
Information regarding certain relationships and related transactions and director independence will be in the 2024 Proxy Statement and is incorporated in this Form 10-K by reference.
Item 14. Principal Accountant Fees and Services
Information regarding principal accountant fees and services will be in the 2024 Proxy Statement and is incorporated in this Form 10-K by reference.
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
2. Exhibits
2.1    Plan of Incorporation (incorporated by reference to Exhibit 2.1 to the Registrant’s Registration Statement on Form S-1 (No. 333-74449)).
3.1    Restated Certificate of Incorporation of The Goldman Sachs Group, Inc., amended as of September 15, 2023 (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed on September 18, 2023).
3.2    Amended and Restated By-Laws of The Goldman Sachs Group, Inc., amended as of November 3, 2023 (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023).
4.1    Description of The Goldman Sachs Group, Inc.’s Securities registered pursuant to Section 12 of the Securities Exchange Act of 1934.
4.2    Indenture, dated as of May 19, 1999, between The Goldman Sachs Group, Inc. and The Bank of New York, as trustee (incorporated by reference to Exhibit 6 to the Registrant’s Registration Statement on Form 8-A, filed on June 29, 1999).

Goldman Sachs 2023 Form 10-K	241

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

242	Goldman Sachs 2023 Form 10-K

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
10.7    Form of Amendment, dated November 27, 2004, to Agreement Relating to Noncompetition and Other Covenants, dated May 7, 1999 (incorporated by reference to Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended November 26, 2004). †
10.8    Form of Non-Employee Director RSU Award Agreement (pre-2015) (incorporated by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014). †
10.9    Ground Lease, dated August 23, 2005, between Battery Park City Authority d/b/a/ Hugh L. Carey Battery Park City Authority, as Landlord, and Goldman Sachs Headquarters LLC, as Tenant (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on August 26, 2005).
10.10    General Guarantee Agreement, dated January 30, 2006, made by The Goldman Sachs Group, Inc. relating to certain obligations of Goldman Sachs & Co. LLC (incorporated by reference to Exhibit 10.45 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended November 25, 2005).
10.11    Goldman Sachs & Co. LLC Executive Life Insurance Policy and Certificate with Metropolitan Life Insurance Company for Participating Managing Directors (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended August 25, 2006). †
10.12    Form of Goldman Sachs & Co. LLC Executive Life Insurance Policy with Pacific Life & Annuity Company for Participating Managing Directors, including policy specifications and form of restriction on Policy Owner’s Rights (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the period ended August 25, 2006). †
10.13    Form of Second Amendment, dated November 25, 2006, to Agreement Relating to Noncompetition and Other Covenants, dated May 7, 1999, as amended effective November 27, 2004 (incorporated by reference to Exhibit 10.51 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended November 24, 2006). †
10.14    Description of PMD Retiree Medical Program (incorporated by reference to Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021). †
10.15    General Guarantee Agreement, dated December 1, 2008, made by The Goldman Sachs Group, Inc. relating to certain obligations of Goldman Sachs Bank USA (incorporated by reference to Exhibit 4.80 to the Registrant’s Post-Effective Amendment No. 2 to Form S‑3, filed on March 19, 2009).
10.16    Form of One-Time RSU Award Agreement (pre-2015) (incorporated by reference to Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014). †
10.17    Amendments to Certain Non-Employee Director Equity Award Agreements (incorporated by reference to Exhibit 10.69 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended November 28, 2008). †

Goldman Sachs 2023 Form 10-K	243

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
10.18    Form of Year-End RSU Award Agreement (not fully vested) (pre-2015) (incorporated by reference to Exhibit 10.36 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014). †
10.19    Form of Year-End RSU Award Agreement (fully vested) (pre-2015) (incorporated by reference to Exhibit 10.37 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014). †
10.20    Form of Year-End RSU Award Agreement (Base and/or Supplemental) (pre-2015) (incorporated by reference to Exhibit 10.38 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014). †
10.21    Form of Year-End Restricted Stock Award Agreement (fully vested) (pre-2015) (incorporated by reference to Exhibit 10.41 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013). †
10.22    Form of Year-End Restricted Stock Award Agreement (Base and/or Supplemental) (pre-2015) (incorporated by reference to Exhibit 10.41 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014). †
10.23    Form of Fixed Allowance RSU Award Agreement (pre-2015) (incorporated by reference to Exhibit 10.43 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014). †
10.24    Form of Deed of Gift (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2010). †
10.25    The Goldman Sachs Long-Term Performance Incentive Plan, dated December 17, 2010 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on December 23, 2010). †
10.26    Form of Performance-Based Restricted Stock Unit Award Agreement (pre-2015) (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on December 23, 2010). †
10.27    Form of Performance-Based Option Award Agreement (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed on December 23, 2010). †
10.28    Form of Performance-Based Cash Compensation Award Agreement (pre-2015) (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, filed on December 23, 2010). †
10.29    Amended and Restated General Guarantee Agreement, dated November 21, 2011, made by The Goldman Sachs Group, Inc. relating to certain obligations of Goldman Sachs Bank USA (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed on November 21, 2011).
10.30    Form of Aircraft Time Sharing Agreement (incorporated by reference to Exhibit 10.61 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011). †
10.31    Form of Non-Employee Director RSU Award Agreement. †
10.32    Form of Non-Employee Director RSU Award Agreement (Cash-Settled)
10.33    Form of One-Time/Year-End RSU Award Agreement. †
10.34    Form of Year-End RSU Award Agreement (not fully vested). †
10.35    Form of Year-End RSU Award Agreement (fully vested). †
10.36    Form of Year-End RSU Award Agreement (Base (not fully vested) and/or Supplemental). †
10.37    Form of Year-End Short-Term RSU Award Agreement. †
10.38    Form of Year-End Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.46 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020). †
10.39    Form of Year-End Restricted Stock Award Agreement (fully vested) (incorporated by reference to Exhibit 10.53 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017). †
10.40    Form of Year-End Short-Term Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.57 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015). †
10.41    Form of Fixed Allowance RSU Award Agreement. †
10.42    Form of Fixed Allowance Restricted Stock Award Agreement. †
10.43    Form of Fixed Allowance Deferred Cash Award Agreement (incorporated by reference to Exhibit 10.59 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015). †
10.44    Form of Performance-Based Restricted Stock Unit Award Agreement (fully vested). †

244	Goldman Sachs 2023 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
10.45    Form of Performance-Based Restricted Stock Unit Award Agreement (not fully vested). †
10.46    Form of Performance-Based Cash Compensation Award Agreement (incorporated by reference to Exhibit 10.61 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015). †
10.47    Form of Signature Card for Equity Awards. †
10.48    Amended and Restated General Guarantee Agreement, dated September 28, 2018, made by The Goldman Sachs Group, Inc. relating to certain obligations of Goldman Sachs Bank USA (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed on September 28, 2018).
10.49    Amended and Restated General Guarantee Agreement, dated September 28, 2018, made by The Goldman Sachs Group, Inc. relating to certain obligations of Goldman Sachs & Co. LLC (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed on September 28, 2018).
10.50    Lease, dated August 17, 2018, between Farringdon Street Partners Limited and Farringdon Street (Nominee) Limited, as Landlord, and Goldman Sachs International, as Tenant (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10‑Q for the period ended September 30, 2018).
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
97.1    The Goldman Sachs Group, Inc. Clawback Policy, effective as of December 1, 2023.
101    Pursuant to Rules 405 and 406 of Regulation S‑T, the following information is formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Statements of Earnings for the years ended December 31, 2023, December 31, 2022 and December 31, 2021, (ii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2023, December 31, 2022 and December 31, 2021, (iii) the Consolidated Balance Sheets as of December 31, 2023 and December 31, 2022, (iv) the Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2023, December 31, 2022 and December 31, 2021, (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2023, December 31, 2022 and December 31, 2021, (vi) the notes to the Consolidated Financial Statements and (vii) the cover page.
104    Cover Page Interactive Data File (formatted in iXBRL in Exhibit 101).
† This exhibit is a management contract or a compensatory plan or arrangement.

Goldman Sachs 2023 Form 10-K	245

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
THE GOLDMAN SACHS GROUP, INC.

By:	/s/	Denis P. Coleman III
Name:		Denis P. Coleman III
Title:		Chief Financial Officer
Date:		February 22, 2024
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/	David Solomon
Name:		David Solomon
Title:		Director, Chairman and Chief Executive
Officer (Principal Executive Officer)
Date:		February 22, 2024

By:	/s/	M. Michele Burns
Name:		M. Michele Burns
Title:		Director
Date:		February 22, 2024

By:	/s/	Mark A. Flaherty
Name:		Mark A. Flaherty
Title:		Director
Date:		February 22, 2024

By:	/s/	Kimberley D. Harris
Name:		Kimberley D. Harris
Title:		Director
Date:		February 22, 2024

By:	/s/	Kevin R. Johnson
Name:		Kevin R. Johnson
Title:		Director
Date:		February 22, 2024

By:	/s/	Ellen J. Kullman
Name:		Ellen J. Kullman
Title:		Director
Date:		February 22, 2024

By:	/s/	Lakshmi N. Mittal
Name:		Lakshmi N. Mittal
Title:		Director
Date:		February 22, 2024

By:	/s/	Thomas Montag
Name:		Thomas Montag
Title:		Director
Date:		February 22, 2024

By:	/s/	Adebayo O. Ogunlesi
Name:		Adebayo O. Ogunlesi
Title:		Director
Date:		February 22, 2024

By:	/s/	Peter Oppenheimer
Name:		Peter Oppenheimer
Title:		Director
Date:		February 22, 2024

By:	/s/	Jan E. Tighe
Name:		Jan E. Tighe
Title:		Director
Date:		February 22, 2024

By:	/s/	Jessica R. Uhl
Name:		Jessica R. Uhl
Title:		Director
Date:		February 22, 2024

By:	/s/	David A. Viniar
Name:		David A. Viniar
Title:		Director
Date:		February 22, 2024

By:	/s/	Denis P. Coleman III
Name:		Denis P. Coleman III
Title:		Chief Financial Officer
(Principal Financial Officer)
Date:		February 22, 2024

By:	/s/	Sheara J. Fredman
Name:		Sheara J. Fredman
Title:		Chief Accounting Officer
(Principal Accounting Officer)
Date:		February 22, 2024

246	Goldman Sachs 2023 Form 10-K