Form 10-K/A
period 2023-12-31
GOLDMAN SACHS GROUP INC
filed 2024-02-28
CIK 886982

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of June 30, 2023, the aggregate market value of the common stock of the registrant held by non-affiliates of the registrant was approximately $106.2 billion.
As of February 9, 2024, there were 325,562,747 shares of the registrant’s common stock outstanding.
Documents incorporated by reference: Portions of The Goldman Sachs Group, Inc.’s Proxy Statement for its 2024 Annual Meeting of Shareholders are incorporated by reference in the Annual Report on Form 10-K in response to Part III, Items 10, 11, 12, 13 and 14.

Auditor Name: PricewaterhouseCoopers LLP	Auditor Location: New York, New York	Auditor PCAOB ID: 238

EXPLANATORY NOTE

Our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (Original Form 10‑K) was filed with versions of Exhibits 31.1 and 32.1 that referred to a Quarterly Report on Form 10-Q for the quarter ended December 31, 2023 instead of the Annual Report on Form 10-K for the year ended December 31, 2023. The certifications physically signed by our Chief Executive Officer and Chief Financial Officer correctly referred to the Annual Report on Form 10-K for the year ended December 31, 2023.
This Amendment No. 1 on Form 10-K/A (Amendment) to our Original Form 10-K, filed on February 23, 2024, is being filed for the purpose of correcting the references to a quarterly period on Form 10-Q instead of an annual period on Form 10-K in Exhibits 31.1 and 32.1, adding the symbol “†” next to Exhibit 10.32 and updating the cross reference in the description of Exhibit 3.2.
This Amendment does not amend or otherwise update any other information in the Original Form 10-K and does not reflect events or circumstances occurring after the date of the Original Form 10-K.

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2023

INDEX

Form 10-K Item Number	Page No.
PART IV	1
Item 15 Exhibit and Financial Statement Schedules	1
SIGNATURES	II-1

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
3.2    Amended and Restated By-Laws of The Goldman Sachs Group, Inc., amended as of November 3, 2023 (incorporated by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023).
4.1    Description of The Goldman Sachs Group, Inc.’s Securities registered pursuant to Section 12 of the Securities Exchange Act of 1934. *
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

1

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

2

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
10.30    Form of Aircraft Time Sharing Agreement (incorporated by reference to Exhibit 10.61 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011). †
10.31    Form of Non-Employee Director RSU Award Agreement. † *
10.32    Form of Non-Employee Director RSU Award Agreement (Cash-Settled). †*
10.33    Form of One-Time/Year-End RSU Award Agreement. † *
10.34    Form of Year-End RSU Award Agreement (not fully vested). † *

3

10.35    Form of Year-End RSU Award Agreement (fully vested). † *
10.36    Form of Year-End RSU Award Agreement (Base (not fully vested) and/or Supplemental). † *
10.37    Form of Year-End Short-Term RSU Award Agreement. † *
10.38    Form of Year-End Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.46 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020). †
10.39    Form of Year-End Restricted Stock Award Agreement (fully vested) (incorporated by reference to Exhibit 10.53 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017). †
10.40    Form of Year-End Short-Term Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.57 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015). †
10.41    Form of Fixed Allowance RSU Award Agreement. † *
10.42    Form of Fixed Allowance Restricted Stock Award Agreement. † *
10.43    Form of Fixed Allowance Deferred Cash Award Agreement (incorporated by reference to Exhibit 10.59 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015). †
10.44    Form of Performance-Based Restricted Stock Unit Award Agreement (fully vested). † *
10.45    Form of Performance-Based Restricted Stock Unit Award Agreement (not fully vested). † *
10.46    Form of Performance-Based Cash Compensation Award Agreement (incorporated by reference to Exhibit 10.61 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015). †
10.47    Form of Signature Card for Equity Awards. † *
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
21.1    List of significant subsidiaries of The Goldman Sachs Group, Inc. *
22.1    Issuers of guaranteed securities (incorporated by reference to Exhibit 22.1 to the Registrant’s Post-Effective Amendment No. 1 to Form S-3, filed on February 18, 2021).
23.1    Consent of Independent Registered Public Accounting Firm. *
31.1    Rule 13a-14(a) Certifications. **
32.1    Section 1350 Certifications (This information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934). **
97.1    The Goldman Sachs Group, Inc. Clawback Policy, effective as of December 1, 2023. *
101    Pursuant to Rules 405 and 406 of Regulation S‑T, the following information is formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Statements of Earnings for the years ended December 31, 2023, December 31, 2022 and December 31, 2021, (ii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2023, December 31, 2022 and December 31, 2021, (iii) the Consolidated Balance Sheets as of December 31, 2023 and December 31, 2022, (iv) the Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2023, December 31, 2022 and December 31, 2021, (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2023, December 31, 2022 and December 31, 2021, (vi) the notes to the Consolidated Financial Statements and (vii) the cover page. *
104    Cover Page Interactive Data File (formatted in iXBRL in Exhibit 101). *
† This exhibit is a management contract or a compensatory plan or arrangement.
* Previously filed.
** Filed herewith.

4

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

THE GOLDMAN SACHS GROUP, INC.

By:	/s/	Sheara J. Fredman
Name:		Sheara J. Fredman
Title:		Chief Accounting Officer
(Principal Accounting Officer)

Date: February 27, 2024

II-1