Form 10-Q
period 2024-03-31
GOLDMAN SACHS GROUP INC
filed 2024-05-03
CIK 886982

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of April 19, 2024, there were 322,463,497 shares of the registrant’s common stock outstanding.

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2024

Goldman Sachs March 2024 Form 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Earnings
(Unaudited)

	Three Months Ended March
in millions, except per share amounts	2024	2023
Revenues
Investment banking	$2,085	$1,578
Investment management	2,491	2,289
Commissions and fees	1,077	1,088
Market making	5,992	5,433
Other principal transactions	960	55
Total non-interest revenues	12,605	10,443

Interest income	19,555	14,938
Interest expense	17,947	13,157
Net interest income	1,608	1,781
Total net revenues	14,213	12,224
Provision for credit losses	318	(171)
Operating expenses
Compensation and benefits	4,585	4,090
Transaction based	1,497	1,405
Market development	153	172
Communications and technology	470	466
Depreciation and amortization	627	970
Occupancy	247	265
Professional fees	384	383
Other expenses	695	651
Total operating expenses	8,658	8,402

Pre-tax earnings	5,237	3,993
Provision for taxes	1,105	759
Net earnings	4,132	3,234
Preferred stock dividends	201	147
Net earnings applicable to common shareholders	$3,931	$3,087

Earnings per common share
Basic	$11.67	$8.87
Diluted	$11.58	$8.79

Average common shares
Basic	335.6	346.6
Diluted	339.5	351.3

Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended March
$ in millions	2024	2023
Net earnings	$4,132	$3,234
Other comprehensive income/(loss) adjustments, net of tax:
Currency translation	26	(31)
Debt valuation adjustment	(556)	(1)
Pension and postretirement liabilities	16	14
Available-for-sale securities	115	427
Other comprehensive income/(loss)	(399)	409
Comprehensive income	$3,733	$3,643

The accompanying notes are an integral part of these consolidated financial statements.

1	Goldman Sachs March 2024 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)

	As of
	March	December
$ in millions	2024	2023
Assets
Cash and cash equivalents	$209,385	$241,577
Collateralized agreements:
Securities purchased under agreements to resell (includes $231,655 and $223,543 at fair value)	231,918	223,805
Securities borrowed (includes $48,624 and $44,930 at fair value)	214,913	199,420
Customer and other receivables (includes $23 and $23 at fair value)	160,419	132,495
Trading assets (at fair value and includes $113,748 and $110,567 pledged as collateral)	507,718	477,510
Investments (includes $81,777 and $75,767 at fair value)	154,900	146,839
Loans (net of allowance of $4,902 and $5,050, and includes $6,123 and $6,506 at fair value)	183,934	183,358
Other assets (includes $248 and $366 at fair value)	35,253	36,590
Total assets	$1,698,440	$1,641,594

Liabilities and shareholders’ equity
Deposits (includes $31,370 and $29,460 at fair value)	$440,662	$428,417
Collateralized financings:
Securities sold under agreements to repurchase (at fair value)	267,479	249,887
Securities loaned (includes $10,289 and $8,934 at fair value)	66,261	60,483
Other secured financings (includes $14,798 and $12,554 at fair value)	15,052	13,194
Customer and other payables	256,662	230,728
Trading liabilities (at fair value)	201,142	200,355
Unsecured short-term borrowings (includes $50,017 and $46,127 at fair value)	78,603	75,945
Unsecured long-term borrowings (includes $87,142 and $86,410 at fair value)	233,919	241,877
Other liabilities (includes $150 and $266 at fair value)	20,114	23,803
Total liabilities	1,579,894	1,524,689
Commitments, contingencies and guarantees
Shareholders’ equity
Preferred stock; aggregate liquidation preference of $11,203 and $11,203	11,203	11,203
Common stock; 927,253,617 and 922,895,030 shares issued, and 324,014,481 and 323,376,354 shares outstanding	9	9
Share-based awards	4,564	5,121
Nonvoting common stock; no shares issued and outstanding	–	–
Additional paid-in capital	61,314	60,247
Retained earnings	146,690	143,688
Accumulated other comprehensive loss	(3,317)	(2,918)
Stock held in treasury, at cost; 603,239,138 and 599,518,678 shares	(101,917)	(100,445)
Total shareholders’ equity	118,546	116,905
Total liabilities and shareholders’ equity	$1,698,440	$1,641,594

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs March 2024 Form 10-Q	2

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Shareholders’ Equity
(Unaudited)

	Three Months Ended March
$ in millions	2024	2023
Preferred stock
Beginning balance	$11,203	$10,703
Issued	–	–
Ending balance	11,203	10,703
Common stock
Beginning balance	9	9
Issued	–	–
Ending balance	9	9
Share-based awards
Beginning balance	5,121	5,696
Issuance and amortization of share-based awards	1,845	1,523
Delivery of common stock underlying share-based awards	(2,339)	(2,377)
Forfeiture of share-based awards	(63)	(19)
Ending balance	4,564	4,823
Additional paid-in capital
Beginning balance	60,247	59,050
Delivery of common stock underlying share-based awards	2,319	2,372
Cancellation of share-based awards in satisfaction of withholding tax requirements	(1,252)	(1,279)
Ending balance	61,314	60,143
Retained earnings
Beginning balance	143,688	139,372
Net earnings	4,132	3,234
Dividends and dividend equivalents declared on common stock and share-based awards	(929)	(868)
Dividends declared on preferred stock	(201)	(147)
Ending balance	146,690	141,591
Accumulated other comprehensive income/(loss)
Beginning balance	(2,918)	(3,010)
Other comprehensive income/(loss)	(399)	409
Ending balance	(3,317)	(2,601)
Stock held in treasury, at cost
Beginning balance	(100,445)	(94,631)
Repurchased	(1,500)	(2,546)
Reissued	33	28
Other	(5)	(10)
Ending balance	(101,917)	(97,159)
Total shareholders’ equity	$118,546	$117,509

The accompanying notes are an integral part of these consolidated financial statements.

3	Goldman Sachs March 2024 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March
$ in millions	2024	2023
Cash flows from operating activities
Net earnings	$4,132	$3,234
Adjustments to reconcile net earnings to net cash provided by/(used for) operating activities
Depreciation and amortization	627	970
Deferred income taxes	60	76
Share-based compensation	1,844	1,541
Provision for credit losses	318	(171)
Changes in operating assets and liabilities:
Customer and other receivables and payables, net	(1,807)	(4,930)
Collateralized transactions (excluding other secured financings), net	(236)	111,460
Trading assets	(30,120)	(100,066)
Trading liabilities	800	2,172
Loans held for sale, net	(301)	1,236
Other, net	(3,355)	(6,118)
Net cash provided by/(used for) operating activities	(28,038)	9,404
Cash flows from investing activities
Purchase of property, leasehold improvements and equipment	(497)	(597)
Proceeds from sales of property, leasehold improvements and equipment	399	417
Net cash received from business dispositions	3,622	–
Purchase of investments	(25,239)	(10,461)
Proceeds from sales and paydowns of investments	17,664	8,166
Loans (excluding loans held for sale), net	(3,929)	497
Net cash used for investing activities	(7,980)	(1,978)
Cash flows from financing activities
Unsecured short-term borrowings, net	6,274	3,648
Other secured financings (short-term), net	495	4,230
Proceeds from issuance of other secured financings (long-term)	2,201	854
Repayment of other secured financings (long-term), including the current portion	(627)	(745)
Proceeds from issuance of unsecured long-term borrowings	13,335	8,022
Repayment of unsecured long-term borrowings, including the current portion	(23,106)	(21,266)
Derivative contracts with a financing element, net	(13)	636
Deposits, net	12,146	(11,442)
Common stock repurchased	(1,500)	(2,546)
Settlement of share-based awards in satisfaction of withholding tax requirements	(1,252)	(1,279)
Dividends and dividend equivalents paid on common stock, preferred stock and share-based awards	(1,123)	(1,013)
Other financing, net	341	357
Net cash provided by/(used for) financing activities	7,171	(20,544)
Effect of exchange rate changes on cash and cash equivalents	(3,345)	620
Net decrease in cash and cash equivalents	(32,192)	(12,498)
Cash and cash equivalents, beginning balance	241,577	241,825
Cash and cash equivalents, ending balance	$209,385	$229,327

Supplemental disclosures:
Cash payments for interest, net of capitalized interest	$16,905	$13,082
Cash payments for income taxes, net	$525	$459
See Notes 9 and 16 for information about non-cash activities.

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs March 2024 Form 10-Q	4

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

Asset & Wealth Management
The firm manages assets and offers investment products across all major asset classes to a diverse set of clients, both institutional and individuals, including through a network of third-party distributors around the world. The firm also provides investing and wealth advisory solutions, including financial planning and counseling, and executing brokerage transactions for wealth management clients. The firm issues loans to wealth management clients and accepts deposits through its consumer banking digital platform, Marcus by Goldman Sachs (Marcus), and through its private bank. The firm makes equity investments, which include investing activities related to public and private equity investments in corporate, real estate and infrastructure assets, as well as investments through consolidated investment entities (CIEs), substantially all of which are engaged in real estate investment activities. The firm also invests in debt instruments and engages in lending activities to middle-market clients, and provides financing for real estate and other assets.
Platform Solutions
The firm issues credit cards through partnership arrangements, accepts deposits from Apple Card customers and provides transaction banking and other services, including cash management services, such as deposit-taking and payment solutions for corporate and institutional clients. During the first quarter of 2024, the firm completed the sale of GreenSky Holdings, LLC (GreenSky). The firm has also entered into an agreement with General Motors (GM) regarding a process to transition the GM credit card program to another issuer to be selected by GM.

5	Goldman Sachs March 2024 Form 10-Q

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
These consolidated financial statements are unaudited and should be read in conjunction with the audited consolidated financial statements included in the firm’s Annual Report on Form 10-K for the year ended December 31, 2023. References to “the 2023 Form 10-K” are to the firm’s Annual Report on Form 10-K for the year ended December 31, 2023. Certain disclosures included in the annual financial statements have been condensed or omitted from these financial statements as they are not required for interim financial statements under U.S. GAAP and the rules of the SEC.
These unaudited consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. These adjustments are of a normal, recurring nature. Interim period operating results may not be indicative of the operating results for a full year.
All references to March 2024 and March 2023 refer to the firm’s periods ended, or the dates, as the context requires, March 31, 2024 and March 31, 2023, respectively. All references to December 2023 refer to the date December 31, 2023. Any reference to a future year refers to a year ending on December 31 of that year. Certain reclassifications have been made to previously reported amounts to conform to the current presentation.

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

Fair Value Measurements	Note 4
Fair Value Hierarchy	Note 5
Trading Assets and Liabilities	Note 6
Derivatives and Hedging Activities	Note 7
Investments	Note 8
Loans	Note 9
Fair Value Option	Note 10
Collateralized Agreements and Financings	Note 11
Other Assets	Note 12
Deposits	Note 13
Unsecured Borrowings	Note 14
Other Liabilities	Note 15
Securitization Activities	Note 16
Variable Interest Entities	Note 17
Commitments, Contingencies and Guarantees	Note 18
Shareholders’ Equity	Note 19
Regulation and Capital Adequacy	Note 20
Earnings Per Common Share	Note 21
Transactions with Affiliated Funds	Note 22
Interest Income and Interest Expense	Note 23
Income Taxes	Note 24
Business Segments	Note 25
Credit Concentrations	Note 26
Legal Proceedings	Note 27

Goldman Sachs March 2024 Form 10-Q	6

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

7	Goldman Sachs March 2024 Form 10-Q

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
Revenues from contracts with clients represent approximately 40% of total non-interest revenues for the three months ended March 2024 (including approximately 85% of investment banking revenues, approximately 95% of investment management revenues and all commissions and fees), and approximately 45% of total non-interest revenues for the three months ended March 2023 (including approximately 85% of investment banking revenues, approximately 95% of investment management revenues and all commissions and fees). See Note 25 for information about net revenues by business segment.
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
Management Fees. Management fees for mutual funds are calculated as a percentage of daily NAV and are received monthly. Management fees for hedge funds are calculated as a percentage of month-end NAV and are generally received quarterly. Management fees for separately managed accounts are calculated as a percentage of either the daily or monthly NAV and are received quarterly. Management fees for private equity funds are calculated as a percentage of monthly invested capital or committed capital and are received quarterly, semi-annually or annually, depending on the fund. Management fees are recognized over time in the period the services are provided.
Distribution fees paid by the firm are calculated based on either a percentage of the management fee, the investment fund’s NAV or the committed capital. Such fees are included in transaction based expenses.
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

Goldman Sachs March 2024 Form 10-Q	8

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
Remaining Performance Obligations
Remaining performance obligations are services that the firm has committed to perform in the future in connection with its contracts with clients. The firm’s remaining performance obligations are generally related to its financial advisory assignments and certain investment management activities. Revenues associated with remaining performance obligations relating to financial advisory assignments cannot be determined until the outcome of the transaction. For the firm’s investment management activities, where fees are calculated based on the NAV of the fund or separately managed account, future revenues associated with such remaining performance obligations cannot be determined as such fees are subject to fluctuations in the market value of investments held by the fund or separately managed account.
The firm is able to determine the future revenues associated with management fees calculated based on committed capital. As of March 2024, substantially all future net revenues associated with such remaining performance obligations will be recognized through 2032. Annual revenues associated with such performance obligations average less than $300 million through 2032.
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
Cash and Cash Equivalents
The firm defines cash equivalents as highly liquid overnight deposits held in the ordinary course of business. Cash and cash equivalents included cash and due from banks of $6.82 billion as of March 2024 and $7.93 billion as of December 2023. Cash and cash equivalents also included interest-bearing deposits with banks of $202.57 billion as of March 2024 and $233.65 billion as of December 2023.
The firm segregates cash for regulatory and other purposes related to client activity. Cash and cash equivalents segregated for regulatory and other purposes were $14.76 billion as of March 2024 and $17.08 billion as of December 2023. In addition, the firm segregates securities for regulatory and other purposes related to client activity. See Note 11 for further information about segregated securities.
Customer and Other Receivables
Customer and other receivables included receivables from customers and counterparties of $103.65 billion as of March 2024 and $90.16 billion as of December 2023, and receivables from brokers, dealers and clearing organizations of $56.77 billion as of March 2024 and $42.33 billion as of December 2023. Such receivables primarily consist of customer margin loans, collateral posted in connection with certain derivative transactions, and receivables resulting from unsettled transactions.
Substantially all of these receivables are accounted for at amortized cost net of any allowance for credit losses, which generally approximates fair value. As these receivables are not accounted for at fair value, they are not included in the firm’s fair value hierarchy in Notes 4 and 5. Had these receivables been included in the firm’s fair value hierarchy, substantially all would have been classified in level 2 as of both March 2024 and December 2023. See Note 10 for further information about customer and other receivables accounted for at fair value under the fair value option. Interest on customer and other receivables is recognized over the life of the transaction and included in interest income.
Customer and other receivables includes receivables from contracts with clients and contract assets. Contract assets represent the firm’s right to receive consideration for services provided in connection with its contracts with clients for which collection is conditional and not merely subject to the passage of time. The firm’s receivables from contracts with clients were $4.00 billion as of March 2024 and $3.59 billion as of December 2023. As of both March 2024 and December 2023, contract assets were not material.

9	Goldman Sachs March 2024 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Customer and Other Payables
Customer and other payables included payables to customers and counterparties of $238.33 billion as of March 2024 and $220.71 billion as of December 2023, and payables to brokers, dealers and clearing organizations of $18.33 billion as of March 2024 and $10.02 billion as of December 2023. Such payables primarily consist of customer credit balances related to the firm’s prime brokerage activities. Customer and other payables are accounted for at cost plus accrued interest, which generally approximates fair value. As these payables are not accounted for at fair value, they are not included in the firm’s fair value hierarchy in Notes 4 and 5. Had these payables been included in the firm’s fair value hierarchy, substantially all would have been classified in level 2 as of both March 2024 and December 2023. Interest on customer and other payables is recognized over the life of the transaction and included in interest expense.
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

Goldman Sachs March 2024 Form 10-Q	10

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Recent Accounting Developments
Troubled Debt Restructurings and Vintage Disclosures (ASC 326). In March 2022, the FASB issued ASU No. 2022-02, “Financial Instruments — Credit Losses (Topic 326) — Troubled Debt Restructurings and Vintage Disclosures.” This ASU eliminates the recognition and measurement guidance for troubled debt restructurings (TDRs) and requires enhanced disclosures about loan modifications for borrowers experiencing financial difficulty. This ASU also requires enhanced disclosure for loans that have been charged off. This ASU became effective for the firm in January 2023 under a prospective approach. Adoption of this ASU did not have a material impact on the firm’s consolidated financial statements.
Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions (ASC 820). In June 2022, the FASB issued ASU No. 2022-03, “Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions.” This ASU clarifies that a contractual restriction on the sale of an equity security should not be considered in measuring its fair value. In addition, the ASU requires specific disclosures related to equity securities that are subject to contractual sale restrictions. This ASU became effective for the firm in January 2024 under a prospective approach. Adoption of this ASU did not have a material impact on the firm’s consolidated financial statements.
Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method (ASC 323). In March 2023, the FASB issued ASU No. 2023-02, “Investments — Equity Method and Joint Ventures (Topic 323) — Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method.” This ASU expands the proportional amortization method election currently associated with low-income housing tax credits to other qualifying tax credits and requires incremental disclosures for programs in which the proportional amortization method is elected. This ASU became effective for the firm in January 2024 under a modified retrospective approach. Adoption of this ASU did not have a material impact on the firm’s consolidated financial statements.

Improvements to Reportable Segment Disclosures (ASC 280). In November 2023, the FASB issued ASU No. 2023-07, “Improvements to Reportable Segment Disclosures.” This ASU requires enhanced disclosures primarily about significant segment expenses that are regularly provided to the chief operating decision maker. This ASU is effective for the firm for annual periods beginning in January 2024, and interim periods beginning in January 2025 under a retrospective approach. Early adoption is permitted. Since this ASU only requires additional disclosures, adoption of this ASU will not have an impact on the firm’s financial condition, results of operations or cash flows.
Improvements to Income Tax Disclosures (ASC 740). In December 2023, the FASB issued ASU No. 2023-09, “Improvements to Income Tax Disclosures.” This ASU requires incremental disclosures primarily related to the reconciliation of the statutory income tax rate to the effective income tax rate, as well as income taxes paid. This ASU is effective for the firm for annual periods beginning in January 2025 under a prospective approach with the option to apply it retrospectively. Early adoption is permitted. Since this ASU only requires additional disclosures, adoption of this ASU will not have an impact on the firm’s financial condition, results of operations or cash flows.

11	Goldman Sachs March 2024 Form 10-Q

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

The table below presents financial assets and liabilities carried at fair value.

	As of
	March	December
$ in millions	2024	2023
Total level 1 financial assets	$366,197	$332,549
Total level 2 financial assets	536,473	519,130
Total level 3 financial assets	23,999	25,100
Investments in funds at NAV	2,899	3,000
Counterparty and cash collateral netting	(53,400)	(51,134)
Total financial assets at fair value	$876,168	$828,645

Total assets	$1,698,440	$1,641,594

Total level 3 financial assets divided by:
Total assets	1.4%	1.5%
Total financial assets at fair value	2.7%	3.0%

Total level 1 financial liabilities	$120,750	$125,715
Total level 2 financial liabilities	553,851	523,709
Total level 3 financial liabilities	29,409	28,704
Counterparty and cash collateral netting	(41,623)	(44,135)
Total financial liabilities at fair value	$662,387	$633,993

Total liabilities	$1,579,894	$1,524,689

Total level 3 financial liabilities divided by:
Total liabilities	1.9%	1.9%
Total financial liabilities at fair value	4.4%	4.5%
In the table above:
•Counterparty netting among positions classified in the same level is included in that level.
•Counterparty and cash collateral netting represents the impact on derivatives of netting across levels.
The table below presents a summary of level 3 financial assets.

	As of
	March	December
$ in millions	2024	2023
Trading assets:
Trading cash instruments	$1,640	$1,791
Derivatives	4,936	5,161
Investments	16,482	17,138
Loans	766	823
Other assets	175	187
Total	$23,999	$25,100
Level 3 financial assets as of March 2024 decreased compared with December 2023, primarily reflecting decreases in level 3 investments and derivatives. See Note 5 for further information about level 3 financial assets (including information about unrealized gains and losses related to level 3 financial assets and transfers into and out of level 3).

Goldman Sachs March 2024 Form 10-Q	12

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
•Market yields implied by transactions of similar or related assets;
•Transaction prices in both the underlying collateral and instruments with the same or similar underlying collateral; and
•Duration, driven by underlying loan prepayment speeds and residential property liquidation timelines.

13	Goldman Sachs March 2024 Form 10-Q

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

Goldman Sachs March 2024 Form 10-Q	14

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

15	Goldman Sachs March 2024 Form 10-Q

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

Goldman Sachs March 2024 Form 10-Q	16

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Note 5.
Fair Value Hierarchy
Financial assets and liabilities at fair value includes trading cash instruments, derivatives, and certain investments, loans and other financial assets and liabilities at fair value.
Trading Cash Instruments
Fair Value by Level. The table below presents trading cash instruments by level within the fair value hierarchy.

$ in millions	Level 1	Level 2	Level 3	Total
As of March 2024
Assets
Government and agency obligations:
U.S.	$129,256	$56,813	$–	$186,069
Non-U.S.	43,222	31,014	61	74,297
Loans and securities backed by:
Commercial real estate	–	755	79	834
Residential real estate	–	9,265	85	9,350
Corporate debt instruments	567	41,445	1,235	43,247
State and municipal obligations	–	956	1	957
Other debt obligations	32	3,496	92	3,620
Equity securities	136,233	1,922	86	138,241
Commodities	–	5,483	1	5,484
Total	$309,310	$151,149	$1,640	$462,099

Liabilities
Government and agency obligations:
U.S.	$(24,433)	$(62)	$–	$(24,495)
Non-U.S.	(39,835)	(2,664)	(4)	(42,503)
Loans and securities backed by:
Commercial real estate	–	(32)	–	(32)
Residential real estate	–	(9)	–	(9)
Corporate debt instruments	(4)	(18,395)	(77)	(18,476)
Equity securities	(56,420)	(34)	(14)	(56,468)
Commodities	–	(38)	–	(38)
Total	$(120,692)	$(21,234)	$(95)	$(142,021)

As of December 2023
Assets
Government and agency obligations:
U.S.	$85,190	$58,862	$–	$144,052
Non-U.S.	61,981	25,702	91	87,774
Loans and securities backed by:
Commercial real estate	–	916	45	961
Residential real estate	–	8,940	99	9,039
Corporate debt instruments	177	37,883	1,415	39,475
State and municipal obligations	–	371	–	371
Other debt obligations	80	2,086	37	2,203
Equity securities	135,032	1,739	103	136,874
Commodities	–	5,640	1	5,641
Total	$282,460	$142,139	$1,791	$426,390

Liabilities
Government and agency obligations:
U.S.	$(26,400)	$(32)	$–	$(26,432)
Non-U.S.	(50,825)	(2,343)	–	(53,168)
Loans and securities backed by:
Commercial real estate	–	(27)	–	(27)
Residential real estate	–	(5)	–	(5)
Corporate debt instruments	(124)	(15,317)	(70)	(15,511)
Equity securities	(48,347)	(37)	(8)	(48,392)
Commodities	–	(66)	–	(66)
Total	$(125,696)	$(17,827)	$(78)	$(143,601)

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
Significant Unobservable Inputs. The table below presents the amount of level 3 trading cash instrument assets, and ranges and weighted averages of significant unobservable inputs used to value such trading cash instrument assets.

	As of March 2024		As of December 2023
$ in millions	Amount or Range	Weighted Average	Amount or Range	Weighted Average
Loans and securities backed by real estate
Level 3 assets	$164		$144
Yield	4.2% to 29.7%	16.3%	3.8% to 26.1%	12.8%
Recovery rate	20.0% to 65.0%	37.9%	35.5% to 76.0%	44.6%
Duration (years)	0.3 to 12.3	4.0	0.3 to 15.3	5.2
Corporate debt instruments
Level 3 assets	$1,235		$1,415
Yield	2.0% to 42.1%	10.2%	2.8% to 40.0%	9.3%
Recovery rate	11.0% to 70.5%	44.5%	7.3% to 65.0%	39.4%
Duration (years)	0.7 to 7.5	3.3	0.9 to 11.3	3.4
Other
Level 3 assets	$241		$232
Yield	6.8% to 25.4%	16.5%	3.6% to 31.3%	14.6%
Multiples	0.7x to 5.2x	4.4x	0.7x to 4.5x	3.9x
Duration (years)	2.2 to 4.0	3.1	2.3 to 6.4	4.1

17	Goldman Sachs March 2024 Form 10-Q

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
•Increases in yield or duration used in the valuation of level 3 trading cash instruments would have resulted in a lower fair value measurement, while increases in recovery rate or multiples would have resulted in a higher fair value measurement as of both March 2024 and December 2023. Due to the distinctive nature of each level 3 trading cash instrument, the interrelationship of inputs is not necessarily uniform within each product type.
•Trading cash instruments are valued using discounted cash flows.

Level 3 Rollforward. The table below presents a summary of the changes in fair value for level 3 trading cash instruments.

	Three Months Ended March
$ in millions	2024	2023
Assets
Beginning balance	$1,791	$1,734
Net realized gains/(losses)	35	13
Net unrealized gains/(losses)	(7)	25
Purchases	307	181
Sales	(264)	(175)
Settlements	(91)	(169)
Transfers into level 3	185	238
Transfers out of level 3	(316)	(289)
Ending balance	$1,640	$1,558

Liabilities
Beginning balance	$(78)	$(64)
Net realized gains/(losses)	–	2
Net unrealized gains/(losses)	(19)	(9)
Purchases	36	46
Sales	(39)	(28)
Settlements	6	13
Transfers into level 3	(22)	(11)
Transfers out of level 3	21	6
Ending balance	$(95)	$(45)
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

Goldman Sachs March 2024 Form 10-Q	18

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
The table below presents information, by product type, for assets included in the summary table above.

	Three Months Ended March
$ in millions	2024	2023
Loans and securities backed by real estate
Beginning balance	$144	$154
Net realized gains/(losses)	1	3
Net unrealized gains/(losses)	–	3
Purchases	5	52
Sales	(21)	(21)
Settlements	(6)	(6)
Transfers into level 3	56	14
Transfers out of level 3	(15)	(21)
Ending balance	$164	$178

Corporate debt instruments
Beginning balance	$1,415	$1,238
Net realized gains/(losses)	21	2
Net unrealized gains/(losses)	(8)	13
Purchases	280	94
Sales	(173)	(111)
Settlements	(71)	(150)
Transfers into level 3	60	175
Transfers out of level 3	(289)	(251)
Ending balance	$1,235	$1,010

Other
Beginning balance	$232	$342
Net realized gains/(losses)	13	8
Net unrealized gains/(losses)	1	9
Purchases	22	35
Sales	(70)	(43)
Settlements	(14)	(13)
Transfers into level 3	69	49
Transfers out of level 3	(12)	(17)
Ending balance	$241	$370
In the table above, other includes government and agency obligations, state and municipal obligations, other debt obligations, equity securities and commodities.

Level 3 Rollforward Commentary for the Three Months Ended March 2024. The net realized and unrealized gains on level 3 trading cash instrument assets of $28 million (reflecting $35 million of net realized gains and $7 million of net unrealized losses) for the three months ended March 2024 included gains of $3 million reported in market making and $25 million reported in interest income.
The drivers of the net unrealized losses on level 3 trading cash instrument assets for the three months ended March 2024 were not material.
The drivers of the transfers into level 3 trading cash instrument assets during the three months ended March 2024 were not material.
Transfers out of level 3 trading cash instrument assets during the three months ended March 2024 primarily reflected transfers of certain corporate debt instruments to level 2 (principally due to increased price transparency as a result of market evidence, including market transactions in these instruments).
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

19	Goldman Sachs March 2024 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Derivatives
Fair Value by Level. The table below presents derivatives on a gross basis by level and product type, as well as the impact of netting.

$ in millions	Level 1	Level 2	Level 3	Total
As of March 2024
Assets
Interest rates	$54	$230,561	$652	$231,267
Credit	–	9,027	2,829	11,856
Currencies	–	78,688	128	78,816
Commodities	–	14,814	1,528	16,342
Equities	9	82,728	777	83,514
Gross fair value	63	415,818	5,914	421,795
Counterparty netting in levels	–	(321,798)	(978)	(322,776)
Subtotal	$63	$94,020	$4,936	$99,019
Cross-level counterparty netting				(891)
Cash collateral netting				(52,509)
Net fair value				$45,619

Liabilities
Interest rates	$(43)	$(202,641)	$(1,021)	$(203,705)
Credit	–	(9,696)	(1,193)	(10,889)
Currencies	–	(79,743)	(52)	(79,795)
Commodities	–	(16,662)	(775)	(17,437)
Equities	(15)	(108,875)	(2,804)	(111,694)
Gross fair value	(58)	(417,617)	(5,845)	(423,520)
Counterparty netting in levels	–	321,798	978	322,776
Subtotal	$(58)	$(95,819)	$(4,867)	$(100,744)
Cross-level counterparty netting				891
Cash collateral netting				40,732
Net fair value				$(59,121)

As of December 2023
Assets
Interest rates	$15	$241,850	$758	$242,623
Credit	–	9,964	2,861	12,825
Currencies	–	89,694	210	89,904
Commodities	–	15,393	1,449	16,842
Equities	2	59,220	816	60,038
Gross fair value	17	416,121	6,094	422,232
Counterparty netting in levels	–	(319,045)	(933)	(319,978)
Subtotal	$17	$97,076	$5,161	$102,254
Cross-level counterparty netting				(1,411)
Cash collateral netting				(49,723)
Net fair value				$51,120

Liabilities
Interest rates	$(14)	$(213,861)	$(1,197)	$(215,072)
Credit	–	(8,923)	(1,211)	(10,134)
Currencies	–	(97,436)	(168)	(97,604)
Commodities	–	(17,122)	(821)	(17,943)
Equities	(5)	(78,222)	(1,887)	(80,114)
Gross fair value	(19)	(415,564)	(5,284)	(420,867)
Counterparty netting in levels	–	319,045	933	319,978
Subtotal	$(19)	$(96,519)	$(4,351)	$(100,889)
Cross-level counterparty netting				1,411
Cash collateral netting				42,724
Net fair value				$(56,754)

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
Significant Unobservable Inputs. The table below presents the amount of level 3 derivative assets (liabilities), and ranges, averages and medians of significant unobservable inputs used to value such derivatives.

	As of March 2024		As of December 2023
$ in millions, except inputs	Amount or Range	Average/ Median	Amount or Range	Average/ Median
Interest rates, net	$(369)		$(439)
Correlation	(10)% to 90%	60%/72%	(10)% to 75%	60%/66%
Volatility (bps)	31 to 101	56/49	31 to 101	56/49
Credit, net	$1,636		$1,650
Credit spreads (bps)	5 to 1,787	131/83	3 to 1,750	130/85
Upfront credit points	(1) to 100	24/12	0 to 100	26/15
Recovery rates	20% to 70%	42%/40%	20% to 70%	43%/40%
Currencies, net	$76		$42
Correlation	20% to 71%	40%/43%	20% to 90%	41%/43%
Volatility	13% to 14%	14%/14%	15% to 16%	16%/16%
Commodities, net	$753		$628
Volatility	23% to 82%	36%/32%	23% to 98%	42%/39%
Natural gas spread	$(1.86) to $3.26	$(0.39)/$(0.38)	$(1.39) to $3.06	$(0.32)/ $(0.35)
Oil spread	$(6.52) to $28.71	$7.00/$(2.76)	$(5.39) to $31.69	$15.39/ $19.35
Electricity price	$3.10 to $652.25	$51.32/$32.61	$2.72 to $1,088.00	$48.15/ $35.16
Equities, net	$(2,027)		$(1,071)
Correlation	(75)% to 100%	60%/61%	(70)% to 100%	65%/71%
Volatility	4% to 124%	12%/8%	1% to 106%	14%/13%
In the table above:
•Assets are shown as positive amounts and liabilities are shown as negative amounts.
•Ranges represent the significant unobservable inputs that were used in the valuation of each type of derivative.

Goldman Sachs March 2024 Form 10-Q	20

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

21	Goldman Sachs March 2024 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Level 3 Rollforward. The table below presents a summary of the changes in fair value for level 3 derivatives.

	Three Months Ended March
$ in millions	2024	2023
Total level 3 derivatives, net
Beginning balance	$810	$1,521
Net realized gains/(losses)	(94)	147
Net unrealized gains/(losses)	34	(3)
Purchases	235	219
Sales	(598)	(424)
Settlements	103	335
Transfers into level 3	(710)	(98)
Transfers out of level 3	289	(124)
Ending balance	$69	$1,573
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
The table below presents information, by product type, for derivatives included in the summary table above.

	Three Months Ended March
$ in millions	2024	2023
Interest rates, net
Beginning balance	$(439)	$(459)
Net realized gains/(losses)	(83)	(37)
Net unrealized gains/(losses)	(155)	263
Purchases	81	101
Sales	(108)	(219)
Settlements	176	126
Transfers into level 3	(53)	(55)
Transfers out of level 3	212	(96)
Ending balance	$(369)	$(376)

Credit, net
Beginning balance	$1,650	$1,460
Net realized gains/(losses)	58	5
Net unrealized gains/(losses)	68	22
Purchases	52	57
Sales	(33)	(9)
Settlements	(145)	(32)
Transfers into level 3	(23)	3
Transfers out of level 3	9	17
Ending balance	$1,636	$1,523

Currencies, net
Beginning balance	$42	$162
Net realized gains/(losses)	10	33
Net unrealized gains/(losses)	(5)	(11)
Purchases	1	2
Sales	(6)	(2)
Settlements	(7)	(20)
Transfers into level 3	4	1
Transfers out of level 3	37	17
Ending balance	$76	$182

Commodities, net
Beginning balance	$628	$919
Net realized gains/(losses)	(63)	(15)
Net unrealized gains/(losses)	81	(5)
Purchases	55	2
Sales	(9)	(37)
Settlements	77	95
Transfers into level 3	(35)	(21)
Transfers out of level 3	19	(50)
Ending balance	$753	$888

Equities, net
Beginning balance	$(1,071)	$(561)
Net realized gains/(losses)	(16)	161
Net unrealized gains/(losses)	45	(272)
Purchases	46	57
Sales	(442)	(157)
Settlements	2	166
Transfers into level 3	(603)	(26)
Transfers out of level 3	12	(12)
Ending balance	$(2,027)	$(644)

Goldman Sachs March 2024 Form 10-Q	22

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Level 3 Rollforward Commentary for the Three Months Ended March 2024. The net realized and unrealized losses on level 3 derivatives of $60 million (reflecting $94 million of net realized losses and $34 million of net unrealized gains) for the three months ended March 2024 included gains/(losses) of $(72) million reported in market making and $12 million reported in other principal transactions.
The net unrealized gains on level 3 derivatives for the three months ended March 2024 primarily reflected gains on certain commodity derivatives (principally due to the impact of an increase in commodity prices), gains on certain credit derivatives (principally due to the impact of changes in foreign exchange rates), and gains on certain equity derivatives (principally due to the impact of an increase in equity prices), partially offset by losses on certain interest rate derivatives (principally due to the impact of an increase in interest rates).
Transfers into level 3 derivatives during the three months ended March 2024 primarily reflected transfers of certain equity derivative liabilities from level 2 (principally due to certain unobservable inputs becoming significant to the valuation of these derivatives).
Transfers out of level 3 derivatives during the three months ended March 2024 primarily reflected transfers of certain interest rate derivative liabilities to level 2 (principally due to certain unobservable volatility inputs no longer being significant to the valuation of these derivatives).
Level 3 Rollforward Commentary for the Three Months Ended March 2023. The net realized and unrealized gains on level 3 derivatives of $144 million (reflecting $147 million of net realized gains and $3 million of net unrealized losses) for the three months ended March 2023 included gains/(losses) of $148 million reported in market making and $(4) million reported in other principal transactions.
The net unrealized losses on level 3 derivatives for the three months ended March 2023 primarily reflected losses on certain equity derivatives (principally due to the impact of changes in equity prices), largely offset by gains on certain interest rate derivatives (principally due to the impact of changes in interest rates).
The drivers of both transfers into and transfers out of level 3 derivatives during the three months ended March 2023 were not material.

Investments
Fair Value by Level. The table below presents investments accounted for at fair value by level within the fair value hierarchy.

$ in millions	Level 1	Level 2	Level 3	Total
As of March 2024
Government and agency obligations:
U.S.	$53,225	$–	$–	$53,225
Non-U.S.	2,348	61	–	2,409
Corporate debt securities	173	2,374	6,110	8,657
Securities backed by real estate	–	3	666	669
Money market instruments	302	863	–	1,165
Other debt obligations	9	11	235	255
Equity securities	767	2,260	9,471	12,498
Subtotal	$56,824	$5,572	$16,482	$78,878
Investments in funds at NAV				2,899
Total investments				$81,777
As of December 2023
Government and agency obligations:
U.S.	$46,731	$–	$–	$46,731
Non-U.S.	2,399	144	–	2,543
Corporate debt securities	160	2,299	6,533	8,992
Securities backed by real estate	–	2	687	689
Money market instruments	52	999	–	1,051
Other debt obligations	9	14	244	267
Equity securities	721	2,099	9,674	12,494
Subtotal	$50,072	$5,557	$17,138	$72,767
Investments in funds at NAV				3,000
Total investments				$75,767
See Note 4 for an overview of the firm’s fair value measurement policies, valuation techniques and significant inputs used to determine the fair value of investments.

23	Goldman Sachs March 2024 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Significant Unobservable Inputs. The table below presents the amount of level 3 investments, and ranges and weighted averages of significant unobservable inputs used to value such investments.

	As of March 2024		As of December 2023
$ in millions	Amount or Range	Weighted Average	Amount or Range	Weighted Average
Corporate debt securities
Level 3 assets	$6,110		$6,533
Yield	5.0% to 21.6%	12.4%	6.0% to 31.0%	12.1%
Recovery rate	7.6% to 77.1%	36.7%	7.3% to 41.2%	27.6%
Duration (years)	0.2 to 8.3	3.3	0.4 to 5.3	3.0
Multiples	0.9x to 16.1x	5.8x	0.9x to 53.3x	7.7x
Securities backed by real estate
Level 3 assets	$666		$687
Yield	8.3% to 18.3%	14.1%	7.4% to 18.8%	14.1%
Duration (years)	0.3 to 3.8	3.6	0.4 to 4.1	3.9
Other debt obligations
Level 3 assets	$235		$244
Yield	5.9% to 9.0%	7.9%	7.6% to 8.8%	8.2%
Equity securities
Level 3 assets	$9,471		$9,674
Multiples	0.5x to 23.7x	8.6x	0.5x to 25.2x	8.3x
Discount rate/yield	6.0% to 38.5%	12.6%	6.0% to 38.5%	12.3%
Capitalization rate	4.4% to 9.2%	5.5%	4.5% to 8.0%	5.3%
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
•Increases in yield, discount rate, capitalization rate or duration used in the valuation of level 3 investments would have resulted in a lower fair value measurement, while increases in recovery rate or multiples would have resulted in a higher fair value measurement as of both March 2024 and December 2023. Due to the distinctive nature of each level 3 investment, the interrelationship of inputs is not necessarily uniform within each product type.

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
Level 3 Rollforward. The table below presents a summary of the changes in fair value for level 3 investments.

	Three Months Ended March
$ in millions	2024	2023
Beginning balance	$17,138	$16,942
Net realized gains/(losses)	54	102
Net unrealized gains/(losses)	61	(76)
Purchases	222	213
Sales	(231)	(236)
Settlements	(523)	(356)
Transfers into level 3	278	860
Transfers out of level 3	(517)	(216)
Ending balance	$16,482	$17,233
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

Goldman Sachs March 2024 Form 10-Q	24

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
The table below presents information, by product type, for investments included in the summary table above.

	Three Months Ended March
$ in millions	2024	2023
Corporate debt securities
Beginning balance	$6,533	$7,003
Net realized gains/(losses)	57	94
Net unrealized gains/(losses)	40	46
Purchases	136	111
Sales	(46)	(74)
Settlements	(392)	(267)
Transfers into level 3	90	617
Transfers out of level 3	(308)	(82)
Ending balance	$6,110	$7,448

Securities backed by real estate
Beginning balance	$687	$827
Net realized gains/(losses)	2	8
Net unrealized gains/(losses)	(10)	(3)
Purchases	7	21
Settlements	(20)	(14)
Ending balance	$666	$839

Other debt obligations
Beginning balance	$244	$256
Net realized gains/(losses)	1	1
Net unrealized gains/(losses)	–	4
Purchases	5	1
Settlements	(15)	(11)
Ending balance	$235	$251

Equity securities
Beginning balance	$9,674	$8,856
Net realized gains/(losses)	(6)	(1)
Net unrealized gains/(losses)	31	(123)
Purchases	74	80
Sales	(185)	(162)
Settlements	(96)	(64)
Transfers into level 3	188	243
Transfers out of level 3	(209)	(134)
Ending balance	$9,471	$8,695
Level 3 Rollforward Commentary for the Three Months Ended March 2024. The net realized and unrealized gains on level 3 investments of $115 million (reflecting $54 million of net realized gains and $61 million of net unrealized gains) for the three months ended March 2024 included gains/(losses) of $(8) million reported in other principal transactions and $123 million reported in interest income.
The drivers of the net unrealized gains on level 3 investments for the three months ended March 2024 were not material.

Transfers into level 3 investments during the three months ended March 2024 primarily reflected transfers of certain equity securities from level 2 (principally due to reduced price transparency as a result of a lack of market evidence, including fewer market transactions in these instruments).
Transfers out of level 3 investments during the three months ended March 2024 reflected transfers of certain corporate debt securities to level 2 (principally due to certain unobservable yield inputs becoming less significant to the valuation of these instruments) and certain private equity securities to level 2 (principally due to increased price transparency as a result of market evidence, including market transactions in these instruments).
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

25	Goldman Sachs March 2024 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Loans
Fair Value by Level. The table below presents loans held for investment accounted for at fair value under the fair value option by level within the fair value hierarchy.

$ in millions	Level 1	Level 2	Level 3	Total
As of March 2024
Loan Type
Corporate	$–	$419	$339	$758
Real estate:
Commercial	–	327	170	497
Residential	–	3,797	56	3,853
Other collateralized	–	789	135	924
Other	–	25	66	91
Total	$–	$5,357	$766	$6,123
As of December 2023
Loan Type
Corporate	$–	$415	$344	$759
Real estate:
Commercial	–	360	203	563
Residential	–	4,087	58	4,145
Other collateralized	–	775	136	911
Other	–	46	82	128
Total	$–	$5,683	$823	$6,506
The gains/(losses) as a result of changes in the fair value of loans held for investment for which the fair value option was elected were $(37) million for the three months ended March 2024 and $76 million for the three months ended March 2023. These gains/(losses) were included in other principal transactions.
Significant Unobservable Inputs. The table below presents the amount of level 3 loans, and ranges and weighted averages of significant unobservable inputs used to value such loans.

	As of March 2024		As of December 2023
$ in millions	Amount or Range	Weighted Average	Amount or Range	Weighted Average
Corporate
Level 3 assets	$339		$344
Yield	8.0% to 17.1%	12.0%	8.0% to 17.1%	10.5%
Recovery rate	2.0% to 95.0%	73.2%	2.0% to 95.0%	74.0%
Duration (years)	0.5 to 2.0	1.4	0.7 to 2.3	1.7
Real estate
Level 3 assets	$226		$261
Yield	5.6% to 21.4%	17.8%	5.0% to 21.4%	18.1%
Recovery rate	4.2% to 99.2%	62.8%	5.3% to 99.2%	66.0%
Duration (years)	0.5 to 6.2	0.9	0.5 to 6.2	1.6
Other collateralized
Level 3 assets	$135		$136
Yield	6.2% to 8.8%	6.6%	5.6% to 8.7%	6.1%
Other
Level 3 assets	$66		$82
Yield	7.3% to 14.5%	10.4%	7.3% to 13.5%	9.6%
Duration (years)	4.2 to 5.2	4.6	3.6 to 5.2	4.2

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
•Increases in yield or duration used in the valuation of level 3 loans would have resulted in a lower fair value measurement, while increases in recovery rate would have resulted in a higher fair value measurement as of both March 2024 and December 2023. Due to the distinctive nature of each level 3 loan, the interrelationship of inputs is not necessarily uniform within each product type.
•Loans are valued using discounted cash flows.

Goldman Sachs March 2024 Form 10-Q	26

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Level 3 Rollforward. The table below presents a summary of the changes in fair value for level 3 loans.

	Three Months Ended March
$ in millions	2024	2023
Beginning balance	$823	$1,837
Net realized gains/(losses)	11	19
Net unrealized gains/(losses)	(13)	3
Purchases	7	33
Sales	(31)	(5)
Settlements	(31)	(100)
Ending balance	$766	$1,787
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
The table below presents information, by loan type, for loans included in the summary table above.

	Three Months Ended March
$ in millions	2024	2023
Corporate
Beginning balance	$344	$637
Net realized gains/(losses)	4	10
Net unrealized gains/(losses)	(9)	(1)
Purchases	7	32
Sales	–	(5)
Settlements	(7)	(27)
Ending balance	$339	$646

Real estate
Beginning balance	$261	$785
Net realized gains/(losses)	4	5
Net unrealized gains/(losses)	(2)	(5)
Purchases	–	1
Sales	(31)	–
Settlements	(6)	(64)
Ending balance	$226	$722

Other collateralized
Beginning balance	$136	$140
Net realized gains/(losses)	1	1
Net unrealized gains/(losses)	–	1
Settlements	(2)	(1)
Ending balance	$135	$141

Other
Beginning balance	$82	$275
Net realized gains/(losses)	2	3
Net unrealized gains/(losses)	(2)	8
Settlements	(16)	(8)
Ending balance	$66	$278

27	Goldman Sachs March 2024 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Level 3 Rollforward Commentary for the Three Months Ended March 2024. The net realized and unrealized losses on level 3 loans of $2 million (reflecting $11 million of net realized gains and $13 million of net unrealized losses) for the three months ended March 2024 included gains/(losses) of $(9) million reported in other principal transactions and $7 million reported in interest income.
The drivers of the net unrealized losses on level 3 loans for the three months ended March 2024 were not material.
There were no transfers into or out of level 3 loans during the three months ended March 2024.
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

$ in millions	Level 1	Level 2	Level 3	Total
As of March 2024
Assets
Resale agreements	$–	$231,655	$–	$231,655
Securities borrowed	–	48,624	–	48,624
Customer and other receivables	–	23	–	23
Other assets	–	73	175	248
Total	$–	$280,375	$175	$280,550

Liabilities
Deposits	$–	$(28,621)	$(2,749)	$(31,370)
Repurchase agreements	–	(267,479)	–	(267,479)
Securities loaned	–	(10,289)	–	(10,289)
Other secured financings	–	(12,864)	(1,934)	(14,798)
Unsecured borrowings:
Short-term	–	(43,858)	(6,159)	(50,017)
Long-term	–	(73,606)	(13,536)	(87,142)
Other liabilities	–	(81)	(69)	(150)
Total	$–	$(436,798)	$(24,447)	$(461,245)

As of December 2023
Assets
Resale agreements	$–	$223,543	$–	$223,543
Securities borrowed	–	44,930	–	44,930
Customer and other receivables	–	23	–	23
Other assets	–	179	187	366
Total	$–	$268,675	$187	$268,862

Liabilities
Deposits	$–	$(26,723)	$(2,737)	$(29,460)
Repurchase agreements	–	(249,887)	–	(249,887)
Securities loaned	–	(8,934)	–	(8,934)
Other secured financings	–	(10,532)	(2,022)	(12,554)
Unsecured borrowings:
Short-term	–	(40,538)	(5,589)	(46,127)
Long-term	–	(72,562)	(13,848)	(86,410)
Other liabilities	–	(187)	(79)	(266)
Total	$–	$(409,363)	$(24,275)	$(433,638)
In the table above, assets are shown as positive amounts and liabilities are shown as negative amounts.
See Note 4 for an overview of the firm’s fair value measurement policies, valuation techniques and significant inputs used to determine the fair value of other financial assets and liabilities.

Goldman Sachs March 2024 Form 10-Q	28

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Significant Unobservable Inputs. See below for information about the significant unobservable inputs used to value level 3 other financial assets and liabilities at fair value as of both March 2024 and December 2023.
Other Secured Financings. The ranges and weighted averages of significant unobservable inputs used to value level 3 other secured financings are presented below. These ranges and weighted averages exclude unobservable inputs that are only relevant to a single instrument, and therefore are not meaningful.
As of March 2024:
•Yield: 6.7% to 11.8% (weighted average: 8.6%)
•Duration: 0.3 to 6.1 years (weighted average: 2.2 years)
As of December 2023:
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

	Three Months
	Ended March
$ in millions	2024	2023
Assets
Beginning balance	$187	$74
Net unrealized gains/(losses)	(2)	30
Sales	(11)	–
Ending balance	$174	$104

Liabilities
Beginning balance	$(24,275)	$(18,826)
Net realized gains/(losses)	(137)	(94)
Net unrealized gains/(losses)	117	(821)
Issuances	(3,443)	(2,251)
Settlements	3,369	2,522
Transfers into level 3	(1,084)	(1,391)
Transfers out of level 3	1,006	623
Ending balance	$(24,447)	$(20,238)
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

29	Goldman Sachs March 2024 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
The table below presents information, by the consolidated balance sheet line items, for liabilities included in the summary table above.

	Three Months
	Ended March
$ in millions	2024	2023
Deposits
Beginning balance	$(2,737)	$(2,743)
Net realized gains/(losses)	–	1
Net unrealized gains/(losses)	(103)	(8)
Issuances	(121)	(119)
Settlements	175	224
Transfers into level 3	(18)	(6)
Transfers out of level 3	55	14
Ending balance	$(2,749)	$(2,637)

Other secured financings
Beginning balance	$(2,022)	$(1,842)
Net realized gains/(losses)	(2)	(7)
Net unrealized gains/(losses)	33	(32)
Issuances	(347)	(98)
Settlements	405	187
Transfers into level 3	(1)	(121)
Transfers out of level 3	–	77
Ending balance	$(1,934)	$(1,836)

Unsecured short-term borrowings
Beginning balance	$(5,589)	$(4,090)
Net realized gains/(losses)	(49)	(57)
Net unrealized gains/(losses)	(76)	(298)
Issuances	(2,005)	(1,473)
Settlements	1,213	1,216
Transfers into level 3	(173)	(132)
Transfers out of level 3	520	320
Ending balance	$(6,159)	$(4,514)

Unsecured long-term borrowings
Beginning balance	$(13,848)	$(10,066)
Net realized gains/(losses)	(86)	(31)
Net unrealized gains/(losses)	253	(477)
Issuances	(970)	(561)
Settlements	1,576	895
Transfers into level 3	(892)	(1,132)
Transfers out of level 3	431	212
Ending balance	$(13,536)	$(11,160)

Other liabilities
Beginning balance	$(79)	$(85)
Net unrealized gains/(losses)	10	(6)
Ending balance	$(69)	$(91)
Level 3 Rollforward Commentary for the Three Months Ended March 2024. The net realized and unrealized losses on level 3 other financial liabilities of $20 million (reflecting $137 million of net realized losses and $117 million of net unrealized gains) for the three months ended March 2024 included gains/(losses) of $111 million reported in market making, $(7) million reported in other principal transactions and $(4) million reported in interest expense in the consolidated statements of earnings, and $(120) million reported in debt valuation adjustment in the consolidated statements of comprehensive income.

The net unrealized gains on level 3 other financial liabilities for the three months ended March 2024 primarily reflected gains on certain hybrid financial instruments included in unsecured long-term borrowings (principally due to the impact of changes in foreign exchange rates), partially offset by losses on certain hybrid financial instruments included in bank deposits (principally due to an increase in global equity prices).
Transfers into level 3 other financial liabilities during the three months ended March 2024 primarily reflected transfers of certain hybrid financial instruments included in unsecured long-term borrowings from level 2 (principally due to reduced price transparency of certain credit spread and volatility inputs used to value these instruments) and transfers of certain hybrid financial instruments included in unsecured short-term borrowings from level 2 (principally due to reduced price transparency of certain volatility inputs used to value these instruments).
Transfers out of level 3 other financial liabilities during the three months ended March 2024 primarily reflected transfers of certain hybrid financial instruments in unsecured short- and long-term borrowings to level 2 (principally due to increased price transparency of certain volatility inputs used to value these instruments).
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

Goldman Sachs March 2024 Form 10-Q	30

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
The table below presents a summary of trading assets and liabilities.

	Trading	Trading
$ in millions	Assets	Liabilities
As of March 2024
Trading cash instruments	$462,099	$142,021
Derivatives	45,619	59,121
Total	$507,718	$201,142
As of December 2023
Trading cash instruments	$426,390	$143,601
Derivatives	51,120	56,754
Total	$477,510	$200,355
See Note 5 for further information about trading cash instruments and Note 7 for further information about derivatives.
Gains and Losses from Market Making
The table below presents market making revenues by major product type.

	Three Months Ended March
$ in millions	2024	2023
Interest rates	$(1,012)	$2,382
Credit	1,137	347
Currencies	2,774	363
Equities	2,408	1,478
Commodities	685	863
Total	$5,992	$5,433

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

31	Goldman Sachs March 2024 Form 10-Q

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
Derivatives are reported on a net-by-counterparty basis (i.e., the net payable or receivable for derivative assets and liabilities for a given counterparty) when a legal right of setoff exists under an enforceable netting agreement (counterparty netting). Derivatives are accounted for at fair value, net of cash collateral received or posted under enforceable credit support agreements (cash collateral netting). Derivative assets are included in trading assets and derivative liabilities are included in trading liabilities. Realized and unrealized gains and losses on derivatives not designated as hedges are included in market making (for derivatives included in Fixed Income, Currency and Commodities (FICC) and Equities within Global Banking & Markets), and other principal transactions (for derivatives included in Investment banking fees and Other within Global Banking & Markets, as well as derivatives in Asset & Wealth Management) in the consolidated statements of earnings. For both the three months ended March 2024 and March 2023, substantially all of the firm’s derivatives were included in Global Banking & Markets.

Goldman Sachs March 2024 Form 10-Q	32

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

	As of March 2024		As of December 2023
$ in millions	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Not accounted for as hedges
Exchange-traded	$3,212	$1,029	$3,401	$1,129
OTC-cleared	65,966	64,067	67,815	64,490
Bilateral OTC	161,855	138,599	171,109	149,444
Total interest rates	231,033	203,695	242,325	215,063
OTC-cleared	1,551	1,741	1,271	1,533
Bilateral OTC	10,305	9,148	11,554	8,601
Total credit	11,856	10,889	12,825	10,134
Exchange-traded	90	5	708	15
OTC-cleared	422	493	1,033	1,632
Bilateral OTC	78,290	79,224	88,158	95,742
Total currencies	78,802	79,722	89,899	97,389
Exchange-traded	5,540	5,997	5,468	5,998
OTC-cleared	576	676	635	711
Bilateral OTC	10,226	10,764	10,739	11,234
Total commodities	16,342	17,437	16,842	17,943
Exchange-traded	50,237	63,174	31,315	39,247
OTC-cleared	127	205	122	171
Bilateral OTC	33,150	48,315	28,601	40,696
Total equities	83,514	111,694	60,038	80,114
Subtotal	421,547	423,437	421,929	420,643
Accounted for as hedges
OTC-cleared	–	1	–	–
Bilateral OTC	234	9	298	9
Total interest rates	234	10	298	9
OTC-cleared	1	–	–	7
Bilateral OTC	13	73	5	208
Total currencies	14	73	5	215
Subtotal	248	83	303	224
Total gross fair value	$421,795	$423,520	$422,232	$420,867

Offset in the consolidated balance sheets
Exchange-traded	$(50,321)	$(50,321)	$(32,722)	$(32,722)
OTC-cleared	(66,406)	(66,406)	(67,272)	(67,272)
Bilateral OTC	(206,940)	(206,940)	(221,395)	(221,395)
Counterparty netting	(323,667)	(323,667)	(321,389)	(321,389)
OTC-cleared	(1,960)	(226)	(1,335)	(486)
Bilateral OTC	(50,549)	(40,506)	(48,388)	(42,238)
Cash collateral netting	(52,509)	(40,732)	(49,723)	(42,724)
Total amounts offset	$(376,176)	$(364,399)	$(371,112)	$(364,113)

Included in the consolidated balance sheets
Exchange-traded	$8,758	$19,884	$8,170	$13,667
OTC-cleared	277	551	2,269	786
Bilateral OTC	36,584	38,686	40,681	42,301
Total	$45,619	$59,121	$51,120	$56,754

Not offset in the consolidated balance sheets
Cash collateral	$(969)	$(1,316)	$(877)	$(2,732)
Securities collateral	(13,631)	(5,104)	(13,425)	(6,516)
Total	$31,019	$52,701	$36,818	$47,506

	Notional Amounts as of
	March	December
$ in millions	2024	2023
Not accounted for as hedges
Exchange-traded	$3,932,033	$3,854,689
OTC-cleared	17,125,644	16,007,915
Bilateral OTC	11,840,949	12,390,595
Total interest rates	32,898,626	32,253,199
Exchange-traded	118	299
OTC-cleared	574,525	498,720
Bilateral OTC	628,230	619,975
Total credit	1,202,873	1,118,994
Exchange-traded	8,604	11,586
OTC-cleared	313,499	268,293
Bilateral OTC	7,080,379	6,363,700
Total currencies	7,402,482	6,643,579
Exchange-traded	355,834	306,787
OTC-cleared	3,193	3,323
Bilateral OTC	196,857	199,270
Total commodities	555,884	509,380
Exchange-traded	1,733,433	1,564,341
OTC-cleared	1,749	1,487
Bilateral OTC	1,276,830	1,204,140
Total equities	3,012,012	2,769,968
Subtotal	45,071,877	43,295,120
Accounted for as hedges
OTC-cleared	230,554	241,160
Bilateral OTC	2,816	2,914
Total interest rates	233,370	244,074
OTC-cleared	3,952	1,227
Bilateral OTC	6,773	9,130
Total currencies	10,725	10,357
Subtotal	244,095	254,431
Total notional amounts	$45,315,972	$43,549,551
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
•Total gross fair value of derivatives included derivative assets of $7.51 billion as of March 2024 and $8.98 billion as of December 2023, and derivative liabilities of $12.38 billion as of March 2024 and $16.03 billion as of December 2023, which are not subject to an enforceable netting agreement or are subject to a netting agreement that the firm has not yet determined to be enforceable.

33	Goldman Sachs March 2024 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
OTC Derivatives
The table below presents OTC derivative assets and liabilities by tenor and major product type.

$ in millions	Less than 1 Year	1 - 5 Years	Greater than 5 Years	Total
As of March 2024
Assets
Interest rates	$4,886	$11,995	$49,502	$66,383
Credit	495	3,243	2,438	6,176
Currencies	9,376	7,736	5,162	22,274
Commodities	3,111	2,021	1,427	6,559
Equities	7,548	2,438	1,646	11,632
Counterparty netting in tenors	(2,581)	(2,396)	(3,559)	(8,536)
Subtotal	$22,835	$25,037	$56,616	$104,488
Cross-tenor counterparty netting				(15,118)
Cash collateral netting				(52,509)
Total OTC derivative assets				$36,861

Liabilities
Interest rates	$7,518	$15,552	$17,917	$40,987
Credit	1,501	2,603	1,106	5,210
Currencies	8,471	7,383	7,485	23,339
Commodities	3,070	2,876	1,266	7,212
Equities	9,130	12,813	4,932	26,875
Counterparty netting in tenors	(2,581)	(2,396)	(3,559)	(8,536)
Subtotal	$27,109	$38,831	$29,147	$95,087
Cross-tenor counterparty netting				(15,118)
Cash collateral netting				(40,732)
Total OTC derivative liabilities				$39,237

As of December 2023
Assets
Interest rates	$9,511	$12,178	$49,045	$70,734
Credit	1,814	3,283	1,961	7,058
Currencies	9,117	7,579	5,479	22,175
Commodities	2,993	2,574	1,451	7,018
Equities	6,625	3,155	1,655	11,435
Counterparty netting in tenors	(3,046)	(2,765)	(3,648)	(9,459)
Subtotal	$27,014	$26,004	$55,943	$108,961
Cross-tenor counterparty netting				(16,288)
Cash collateral netting				(49,723)
Total OTC derivative assets				$42,950

Liabilities
Interest rates	$11,952	$15,972	$17,540	$45,464
Credit	792	2,508	1,067	4,367
Currencies	15,335	7,934	7,299	30,568
Commodities	2,526	3,643	1,419	7,588
Equities	10,183	10,048	3,340	23,571
Counterparty netting in tenors	(3,046)	(2,765)	(3,648)	(9,459)
Subtotal	$37,742	$37,340	$27,017	$102,099
Cross-tenor counterparty netting				(16,288)
Cash collateral netting				(42,724)
Total OTC derivative liabilities				$43,087
In the table above:
•Tenor is based on the remaining contractual maturity for substantially all written credit derivatives.
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

Goldman Sachs March 2024 Form 10-Q	34

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

The table below presents information about credit derivatives.

	Credit Spread on Underlier (basis points)
$ in millions	0 - 250	251 - 500	501 - 1,000	Greater than 1,000	Total
As of March 2024
Maximum Payout/Notional Amount of Written Credit Derivatives by Tenor
Less than 1 year	$131,505	$15,462	$627	$2,961	$150,555
1 - 5 years	326,348	10,983	4,762	6,280	348,373
Greater than 5 years	66,302	8,465	1,418	780	76,965
Total	$524,155	$34,910	$6,807	$10,021	$575,893

Maximum Payout/Notional Amount of Purchased Credit Derivatives
Offsetting	$411,502	$18,542	$5,663	$8,738	$444,445
Other	165,727	13,698	1,533	1,577	182,535
Total	$577,229	$32,240	$7,196	$10,315	$626,980
Fair Value of Written Credit Derivatives
Asset	$11,974	$690	$185	$167	$13,016
Liability	2,587	175	100	439	3,301
Net asset/(liability)	$9,387	$515	$85	$(272)	$9,715
As of December 2023
Maximum Payout/Notional Amount of Written Credit Derivatives by Tenor
Less than 1 year	$126,667	$12,594	$892	$3,611	$143,764
1 - 5 years	324,577	11,371	5,613	5,802	347,363
Greater than 5 years	30,406	1,316	671	249	32,642
Total	$481,650	$25,281	$7,176	$9,662	$523,769

Maximum Payout/Notional Amount of Purchased Credit Derivatives
Offsetting	$396,984	$11,857	$6,241	$8,246	$423,328
Other	155,468	12,862	1,948	1,619	171,897
Total	$552,452	$24,719	$8,189	$9,865	$595,225
Fair Value of Written Credit Derivatives
Asset	$11,147	$654	$221	$165	$12,187
Liability	1,723	47	201	1,034	3,005
Net asset/(liability)	$9,424	$607	$20	$(869)	$9,182
In the table above:
•Fair values exclude the effects of both netting of receivable balances with payable balances under enforceable netting agreements, and netting of cash received or posted under enforceable credit support agreements, and therefore are not representative of the firm’s credit exposure.
•Tenor is generally based on remaining contractual maturity.
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
•Other purchased credit derivatives represent the notional amount of all other purchased credit derivatives not included in offsetting.
•Written and purchased credit derivatives primarily consist of credit default swaps.

35	Goldman Sachs March 2024 Form 10-Q

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
The table below presents information about CVA and FVA.

	Three Months Ended March
$ in millions	2024	2023
CVA, net of hedges	$(59)	$(99)
FVA, net of hedges	127	14
Total	$68	$(85)
Bifurcated Embedded Derivatives
The table below presents the fair value and the notional amount of derivatives that have been bifurcated from their related borrowings.

	As of
	March	December
$ in millions	2024	2023
Fair value of assets	$427	$450
Fair value of liabilities	(265)	(307)
Net asset/(liability)	$162	$143
Notional amount	$7,871	$8,082
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

	As of
	March	December
$ in millions	2024	2023
Net derivative liabilities under bilateral agreements	$30,458	$30,021
Collateral posted	$20,473	$20,758
Additional collateral or termination payments:
One-notch downgrade	$309	$271
Two-notch downgrade	$1,590	$1,584
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

Goldman Sachs March 2024 Form 10-Q	36

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
The table below presents the gains/(losses) from interest rate derivatives accounted for as hedges and the related hedged items.

	Three Months Ended March
$ in millions	2024	2023
Investments
Interest rate hedges	$191	$(90)
Hedged investments	(188)	86
Gains/(losses)	$3	$(4)

Borrowings and deposits
Interest rate hedges	$(1,855)	$2,712
Hedged borrowings and deposits	1,762	(2,847)
Gains/(losses)	$(93)	$(135)
The table below presents the carrying value of investments, deposits and unsecured borrowings that are designated in an interest rate hedging relationship and the related cumulative hedging adjustment (increase/(decrease)) from current and prior hedging relationships included in such carrying values.

$ in millions	Carrying Value	Cumulative Hedging Adjustment
As of March 2024
Assets
Investments	$20,361	$(305)

Liabilities
Deposits	$3,008	$(116)
Unsecured short-term borrowings	$12,544	$(188)
Unsecured long-term borrowings	$125,072	$(12,314)

As of December 2023
Assets
Investments	$16,523	$(104)

Liabilities
Deposits	$3,435	$(123)
Unsecured short-term borrowings	$14,449	$(94)
Unsecured long-term borrowings	$134,992	$(10,810)
In the table above:
•Cumulative hedging adjustment included $(6.40) billion as of March 2024 and $(5.63) billion as of December 2023 of hedging adjustments from prior hedging relationships that were de-designated and substantially all were related to unsecured long-term borrowings.
•The amortized cost of investments was $21.05 billion as of March 2024 and $17.33 billion as of December 2023.
In addition, cumulative hedging adjustments for items no longer designated in a hedging relationship were not material as of both March 2024 and December 2023.
The firm designates foreign currency forward contracts as fair value hedges of the foreign exchange risk of non-U.S. government securities classified as available-for-sale. See Note 8 for information about the amortized cost and fair value of such securities. The effectiveness of such hedges is assessed based on changes in spot rates. The gains/(losses) on the hedges (relating to both spot and forward points) and the foreign exchange gains/(losses) on the related available-for-sale securities are included in market making. The gross and net gains/(losses) on hedges and the related hedged available-for-sale securities were not material for both the three months ended March 2024 and March 2023.
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
The table below presents the gains/(losses) from net investment hedging.

	Three Months Ended March
$ in millions	2024	2023
Hedges:
Foreign currency forward contract	$172	$(117)
Foreign currency-denominated debt	$733	$(231)
Gains or losses on individual net investments in non-U.S. operations are reclassified from accumulated other comprehensive income/(loss) to other principal transactions in the consolidated statements of earnings when such net investments are sold or substantially liquidated. The gross and net gains/(losses) reclassified to earnings from accumulated other comprehensive income/(loss) were not material for both the three months ended March 2024 and March 2023.
The firm had designated $26.48 billion as of March 2024 and $27.52 billion as of December 2023 of foreign currency-denominated debt, included in unsecured long- and short-term borrowings, as hedges of net investments in non-U.S. subsidiaries.

37	Goldman Sachs March 2024 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Note 8.
Investments
Investments includes equity securities and debt instruments that are accounted for at fair value and are generally held by the firm in connection with its long-term investing activities. In addition, investments includes debt securities classified as available-for-sale and held-to-maturity that are generally held in connection with the firm’s asset-liability management activities. Investments also consists of equity securities that are accounted for under the equity method.
The table below presents information about investments.

	As of
	March	December
$ in millions	2024	2023
Equity securities, at fair value	$13,683	$13,747
Debt instruments, at fair value	12,511	12,879
Available-for-sale securities, at fair value	55,583	49,141
Investments, at fair value	81,777	75,767
Held-to-maturity securities	72,338	70,310
Equity-method investments	785	762
Total investments	$154,900	$146,839
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
The table below presents information about equity securities, at fair value.

	As of
	March	December
$ in millions	2024	2023
Equity securities, at fair value	$13,683	$13,747

Equity Type
Public equity	8%	9%
Private equity	92%	91%
Total	100%	100%

Asset Class
Corporate	73%	73%
Real estate	27%	27%
Total	100%	100%

In the table above:
•Equity securities, at fair value included investments accounted for at fair value under the fair value option where the firm would otherwise apply the equity method of accounting of $5.30 billion as of March 2024 and $5.18 billion as of December 2023. Gains/(losses) recognized as a result of changes in the fair value of equity securities for which the fair value option was elected were $(63) million for the three months ended March 2024 and $(105) million for the three months ended March 2023. These gains/(losses) are included in other principal transactions.
•Equity securities, at fair value included $1.20 billion as of March 2024 and $1.27 billion as of December 2023 of investments in funds that are measured at NAV.
•Equity securities subject to contractual sale restrictions were not material as of both March 2024 and December 2023.
Debt Instruments, at Fair Value. Debt instruments, at fair value primarily includes mezzanine, senior and distressed debt.
The table below presents information about debt instruments, at fair value.

	As of
	March	December
$ in millions	2024	2023
Corporate debt securities	$8,657	$8,992
Securities backed by real estate	669	689
Money market instruments	1,165	1,051
Other	2,020	2,147
Total	$12,511	$12,879
In the table above:
•Money market instruments primarily consist of time deposits.
•Other included $1.70 billion as of March 2024 and $1.73 billion as of December 2023 of investments in credit funds that are measured at NAV.

Goldman Sachs March 2024 Form 10-Q	38

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

The table below presents the fair value of investments in funds at NAV and the related unfunded commitments.

$ in millions	Fair Value of Investments	Unfunded Commitments
As of March 2024
Private equity funds	$815	$484
Credit funds	1,700	271
Hedge funds	34	–
Real estate funds	350	85
Total	$2,899	$840

As of December 2023
Private equity funds	$875	$484
Credit funds	1,733	248
Hedge funds	46	–
Real estate funds	346	65
Total	$3,000	$797
Available-for-Sale Securities
Available-for-sale securities are accounted for at fair value, and the related unrealized fair value gains and losses are included in accumulated other comprehensive income/(loss) unless designated in a fair value hedging relationship. See Note 7 for information about available-for-sale securities that are designated in a hedging relationship.
The table below presents information about available-for-sale securities by tenor.

$ in millions	Amortized Cost	Fair Value
As of March 2024
Less than 1 year	$12,544	$12,365
1 year to 5 years	41,405	40,322
5 years to 10 years	582	538
Total U.S. government obligations	54,531	53,225

Less than 1 year	10	10
1 year to 5 years	1,950	1,680
5 years to 10 years	799	668
Total non-U.S. government obligations	2,759	2,358
Total available-for-sale securities	$57,290	$55,583
As of December 2023
Less than 1 year	$20,027	$19,687
1 year to 5 years	27,592	26,500
5 years to 10 years	586	544
Total U.S. government obligations	48,205	46,731

Less than 1 year	11	11
1 year to 5 years	1,635	1,420
5 years to 10 years	1,150	979
Total non-U.S. government obligations	2,796	2,410
Total available-for-sale securities	$51,001	$49,141

39	Goldman Sachs March 2024 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
In the table above:
•The weighted average yield for available-for-sale securities was 2.10% as of March 2024 and 1.21% as of December 2023. The weighted average yield is presented on a pre-tax basis and computed using the effective interest rate of each security at the end of the period, weighted based on the fair value of each security.
•The gross unrealized gains included in accumulated other comprehensive income/(loss) were not material and the gross unrealized losses included in accumulated other comprehensive income/(loss) were $1.72 billion as of March 2024 and primarily related to U.S. government obligations in a continuous unrealized loss position for more than a year. The gross unrealized gains included in accumulated other comprehensive income/(loss) were not material and the gross unrealized losses included in accumulated other comprehensive income/(loss) were $1.89 billion as of December 2023 and primarily related to U.S. government obligations in a continuous unrealized loss position for more than a year. Net unrealized gains included in other comprehensive income/(loss) were $153 million ($115 million, net of tax) for the three months ended March 2024 and $566 million ($427 million, net of tax) for the three months ended March 2023.
•Substantially all available-for-sale securities were classified in level 1 of the fair value hierarchy.
•If the fair value of available-for-sale securities is less than amortized cost, such securities are considered impaired. If the firm has the intent to sell the debt security, or if it is more likely than not that the firm will be required to sell the debt security before recovery of its amortized cost, the difference between the amortized cost (net of allowance, if any) and the fair value of the securities is recognized as an impairment loss in earnings. The firm did not record any such impairment losses during either the three months ended March 2024 or March 2023. Impaired available-for-sale debt securities that the firm has the intent and ability to hold are reviewed to determine if an allowance for credit losses should be recorded. The firm considers various factors in such determination, including market conditions, changes in issuer credit ratings and severity of the unrealized losses. The firm did not record any provision for credit losses on such securities during either the three months ended March 2024 or March 2023.

The table below presents cash inflows/(outflows) and realized gains/(losses) related to available-for-sale securities.

	Three Months Ended March
$ in millions	2024	2023
Purchases	$(16,850)	$(2,024)
Proceeds from sales	$3,020	$2,452
Proceeds from maturities	$7,479	$880

Gross realized gains	$4	$6
Gross realized losses	(2)	–
Net gains/(losses)	$2	$6
In the table above, the specific identification method is used to determine realized gains on available-for-sale securities.
Held-to-Maturity Securities
Held-to-maturity securities are accounted for at amortized cost.
The table below presents information about held-to-maturity securities by type and tenor.

$ in millions	Amortized Cost	Fair Value
As of March 2024
Less than 1 year	$10,742	$10,653
1 year to 5 years	53,615	52,715
5 years to 10 years	1,053	1,022
Total government obligations	65,410	64,390

Greater than 10 years	6,745	6,754
Total U.S. agency obligations	6,745	6,754

1 year to 5 years	3	2
Greater than 10 years	180	180
Total securities backed by real estate	183	182
Total held-to-maturity securities	$72,338	$71,326
As of December 2023
Less than 1 year	$13,475	$13,382
1 year to 5 years	54,789	54,352
5 years to 10 years	1,848	1,861
Total government obligations	70,112	69,595

1 year to 5 years	3	2
Greater than 10 years	195	195
Total securities backed by real estate	198	197
Total held-to-maturity securities	$70,310	$69,792
In the table above:
•Substantially all of the government obligations consist of U.S. government obligations.
•U.S. agency obligations consist of U.S. agency issued mortgage-backed securities.
•Substantially all of the securities backed by real estate consist of securities backed by residential real estate.

Goldman Sachs March 2024 Form 10-Q	40

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
•As these securities are not accounted for at fair value, they are not included in the firm’s fair value hierarchy in Notes 4 and 5. Had these securities been included in the firm’s fair value hierarchy, government obligations would have been classified in level 1, U.S. agency obligations would have been classified in level 2 and securities backed by real estate would have been primarily classified in level 2 of the fair value hierarchy.
•The weighted average yield for held-to-maturity securities was 3.62% as of March 2024 and 3.47% as of December 2023. The weighted average yield is presented on a pre-tax basis and computed using the effective interest rate of each security at the end of the period, weighted based on the amortized cost of each security.
•The gross unrealized gains were $154 million as of March 2024 and $383 million as of December 2023. The gross unrealized losses were $1.16 billion as of March 2024 and $901 million as of December 2023.
•Held-to-maturity securities are reviewed to determine if an allowance for credit losses should be recorded in the consolidated statements of earnings. The firm considers various factors in such determination, including market conditions, changes in issuer credit ratings, historical credit losses and sovereign guarantees. Provision for credit losses on such securities was not material during either the three months ended March 2024 or March 2023.
The table below presents cash inflows/(outflows) related to held-to-maturity securities.

	Three Months Ended March
$ in millions	2024	2023
Purchases	$(7,000)	$(4,917)
Proceeds from paydowns and maturities	$5,283	$3,038

Note 9.
Loans
Loans includes (i) loans held for investment that are accounted for at amortized cost net of allowance for loan losses or at fair value under the fair value option and (ii) loans held for sale that are accounted for at the lower of cost or fair value. Interest on loans is recognized over the life of the loan and is recorded on an accrual basis.

The table below presents information about loans.

$ in millions	Amortized Cost	Fair Value	Held For Sale	Total
As of March 2024
Loan Type
Corporate	$33,483	$758	$1,692	$35,933
Commercial real estate	25,349	497	810	26,656
Residential real estate	20,259	3,853	–	24,112
Securities-based	14,526	–	–	14,526
Other collateralized	65,725	924	153	66,802
Consumer:
Installment	233	–	141	374
Credit cards	16,937	–	1,861	18,798
Other	1,218	91	326	1,635
Total loans, gross	177,730	6,123	4,983	188,836
Allowance for loan losses	(4,902)	–	–	(4,902)
Total loans	$172,828	$6,123	$4,983	$183,934

As of December 2023
Loan Type
Corporate	$33,866	$759	$1,249	$35,874
Commercial real estate	25,025	563	440	26,028
Residential real estate	21,243	4,145	–	25,388
Securities-based	14,621	–	–	14,621
Other collateralized	61,105	911	209	62,225
Consumer:
Installment	250	–	3,048	3,298
Credit cards	17,432	–	1,929	19,361
Other	1,333	128	152	1,613
Total loans, gross	174,875	6,506	7,027	188,408
Allowance for loan losses	(5,050)	–	–	(5,050)
Total loans	$169,825	$6,506	$7,027	$183,358
In the table above:
•Loans held for investment that are accounted for at amortized cost include net deferred fees and costs, and unamortized premiums and discounts, which are amortized over the life of the loan. These amounts were less than 1% of loans accounted for at amortized cost as of both March 2024 and December 2023.
•Substantially all loans had floating interest rates as of both March 2024 and December 2023.
•During 2023, the firm sold $3.24 billion of the Marcus installment loans portfolio.
•During 2023, the firm sold approximately $4.0 billion of the GreenSky loan portfolio and during the first quarter of 2024, sold the remaining GreenSky loan portfolio of $3.69 billion.
•During 2023, the firm transferred approximately $2.0 billion of the GM co-branded credit card portfolio to held for sale.
•During 2023, the firm purchased a portfolio of approximately $15.0 billion of private equity capital call credit facilities (including approximately $9.0 billion of funded loans) from the FDIC’s auction of Signature Bank’s loans.

41	Goldman Sachs March 2024 Form 10-Q

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
•Other. Other loans primarily includes unsecured loans extended to wealth management clients and unsecured consumer loans purchased by the firm.
See Note 4 for an overview of the firm’s fair value measurement policies, valuation techniques and significant inputs used to determine the fair value of loans, and Note 5 for information about loans within the fair value hierarchy.
Credit Quality
Risk Assessment. The firm’s risk assessment process includes evaluating the credit quality of its loans by the firm’s independent risk oversight and control function. For corporate loans and a majority of securities-based, real estate, other collateralized and other loans, the firm performs credit analyses which incorporate initial and ongoing evaluations of the capacity and willingness of a borrower to meet its financial obligations. These credit evaluations are performed on an annual basis or more frequently if deemed necessary as a result of events or changes in circumstances. The firm determines an internal credit rating for the borrower by considering the results of the credit evaluations and assumptions with respect to the nature of and outlook for the borrower’s industry and the economic environment. For collateralized loans, the firm also takes into consideration collateral received or other credit support arrangements when determining an internal credit rating. For consumer loans and for loans that are not assigned an internal credit rating, including U.S. residential mortgage loans extended to wealth management clients, the firm reviews certain key metrics, including, but not limited to, the Fair Isaac Corporation (FICO) credit scores, loan to value ratios, delinquency status, collateral value and other risk factors.

Goldman Sachs March 2024 Form 10-Q	42

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
The table below presents gross loans by an internally determined public rating agency equivalent or other credit metrics and the concentration of secured and unsecured loans.

$ in millions	Investment-Grade	Non-Investment- Grade	Other Metrics/Unrated	Total
As of March 2024
Accounting Method
Amortized cost	$97,098	$51,832	$28,800	$177,730
Fair value	862	1,209	4,052	6,123
Held for sale	487	2,264	2,232	4,983
Total	$98,447	$55,305	$35,084	$188,836
Loan Type
Corporate	$9,964	$25,846	$123	$35,933
Real estate:
Commercial	13,229	13,335	92	26,656
Residential	8,966	3,318	11,828	24,112
Securities-based	10,821	583	3,122	14,526
Other collateralized	54,447	11,928	427	66,802
Consumer:
Installment	–	–	374	374
Credit cards	–	–	18,798	18,798
Other	1,020	295	320	1,635
Total	$98,447	$55,305	$35,084	$188,836

Secured	91%	91%	44%	82%
Unsecured	9%	9%	56%	18%
Total	100%	100%	100%	100%
As of December 2023
Accounting Method
Amortized cost	$91,324	$54,200	$29,351	$174,875
Fair value	1,212	1,213	4,081	6,506
Held for sale	255	1,628	5,144	7,027
Total	$92,791	$57,041	$38,576	$188,408
Loan Type
Corporate	$9,408	$26,328	$138	$35,874
Real estate:
Commercial	12,097	13,574	357	26,028
Residential	10,771	3,217	11,400	25,388
Securities-based	10,991	561	3,069	14,621
Other collateralized	48,536	13,207	482	62,225
Consumer:
Installment	–	–	3,298	3,298
Credit cards	–	–	19,361	19,361
Other	988	154	471	1,613
Total	$92,791	$57,041	$38,576	$188,408

Secured	91%	92%	40%	81%
Unsecured	9%	8%	60%	19%
Total	100%	100%	100%	100%

In the table above:
•Substantially all residential real estate loans included in the other metrics/unrated category consists of loans extended to wealth management clients. As of both March 2024 and December 2023, substantially all of such loans had a loan-to-value ratio of less than 80% and were performing in accordance with the contractual terms. Additionally, as of both March 2024 and December 2023, the vast majority of such loans had a FICO credit score of greater than 740.
•Substantially all securities-based loans included in the other metrics/unrated category had a loan-to-value ratio of less than 80% and were performing in accordance with the contractual terms as of both March 2024 and December 2023.
•For installment and credit card loans included in the other metrics/unrated category, the evaluation of credit quality incorporates the borrower’s FICO credit score. FICO credit scores are periodically refreshed by the firm to assess the updated creditworthiness of the borrower. See “Vintage” below for information about installment and credit card loans by FICO credit scores.
The firm also assigns a regulatory risk rating to its loans based on the definitions provided by the U.S. federal bank regulatory agencies. Total loans included 92% of loans as of both March 2024 and December 2023 that were rated pass/non-criticized.

43	Goldman Sachs March 2024 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Vintage. The tables below present gross loans accounted for at amortized cost (excluding installment and credit card loans) by an internally determined public rating agency equivalent or other credit metrics and origination year for term loans.

	As of March 2024
$ in millions	Investment- Grade	Non-Investment- Grade	Other Metrics/ Unrated	Total
2024	$640	$366	$–	$1,006
2023	2,400	1,835	–	4,235
2022	1,286	2,619	–	3,905
2021	526	3,583	–	4,109
2020	262	1,910	–	2,172
2019 or earlier	410	3,696	–	4,106
Revolving	4,073	9,877	–	13,950
Corporate	9,597	23,886	–	33,483
2024	187	62	2	251
2023	1,053	1,073	16	2,142
2022	1,408	2,606	58	4,072
2021	1,035	2,568	–	3,603
2020	292	1,133	–	1,425
2019 or earlier	1,249	1,302	–	2,551
Revolving	7,531	3,541	3	11,075
Revolving converted to term	230	–	–	230
Commercial real estate	12,985	12,285	79	25,349
2024	89	208	303	600
2023	474	22	1,645	2,141
2022	–	18	2,764	2,782
2021	–	194	2,770	2,964
2020	–	2	93	95
2019 or earlier	–	9	360	369
Revolving	8,396	2,859	53	11,308
Residential real estate	8,959	3,312	7,988	20,259
2023	11	–	–	11
2022	5	–	–	5
2019 or earlier	–	296	–	296
Revolving	10,805	287	3,122	14,214
Securities-based	10,821	583	3,122	14,526
2024	300	159	–	459
2023	5,712	2,194	198	8,104
2022	1,855	240	61	2,156
2021	1,633	613	94	2,340
2020	1,402	281	29	1,712
2019 or earlier	533	103	14	650
Revolving	41,207	7,972	13	49,192
Revolving converted to term	1,112	–	–	1,112
Other collateralized	53,754	11,562	409	65,725
2024	20	–	–	20
2023	71	19	–	90
2022	64	10	–	74
2021	6	41	14	61
2020	–	–	11	11
2019 or earlier	–	–	7	7
Revolving	821	134	–	955
Other	982	204	32	1,218
Total	$97,098	$51,832	$11,630	$160,560
Percentage of total	61%	32%	7%	100%

	As of December 2023
$ in millions	Investment- Grade	Non-Investment- Grade	Other Metrics/ Unrated	Total
2023	$2,475	$1,912	$16	$4,403
2022	1,223	3,284	–	4,507
2021	848	4,045	–	4,893
2020	306	2,098	–	2,404
2019	45	1,909	–	1,954
2018 or earlier	371	2,102	–	2,473
Revolving	3,857	9,355	20	13,232
Corporate	9,125	24,705	36	33,866
2023	553	1,547	38	2,138
2022	1,251	2,838	–	4,089
2021	1,134	2,661	–	3,795
2020	271	1,234	–	1,505
2019	430	631	–	1,061
2018 or earlier	832	744	–	1,576
Revolving	7,129	3,192	309	10,630
Revolving converted to term	231	–	–	231
Commercial real estate	11,831	12,847	347	25,025
2023	619	54	1,627	2,300
2022	108	41	2,687	2,836
2021	22	249	2,724	2,995
2020	3	23	81	107
2019	6	–	89	95
2018 or earlier	–	20	254	274
Revolving	9,813	2,823	–	12,636
Residential real estate	10,571	3,210	7,462	21,243
2023	8	–	–	8
2022	5	–	–	5
2018 or earlier	–	303	–	303
Revolving	10,978	258	3,069	14,305
Securities-based	10,991	561	3,069	14,621
2023	5,412	2,767	245	8,424
2022	1,940	293	69	2,302
2021	1,883	845	102	2,830
2020	1,256	469	32	1,757
2019	177	74	9	260
2018 or earlier	436	66	21	523
Revolving	35,605	8,242	1	43,848
Revolving converted to term	1,161	–	–	1,161
Other collateralized	47,870	12,756	479	61,105
2023	60	21	–	81
2022	67	9	–	76
2021	6	8	51	65
2020	–	3	218	221
2019	–	–	4	4
2018 or earlier	–	–	3	3
Revolving	803	80	–	883
Other	936	121	276	1,333
Total	$91,324	$54,200	$11,669	$157,193
Percentage of total	58%	35%	7%	100%

Goldman Sachs March 2024 Form 10-Q	44

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
The table below presents gross installment loans accounted for at amortized cost by refreshed FICO credit scores and origination year and gross credit card loans by refreshed FICO credit scores.

$ in millions	Greater than or equal to 660	Less than 660	Total
As of March 2024
2024	$–	$18	$18
2023	80	7	87
2022 or earlier	115	13	128
Installment	195	38	233
Credit cards	10,818	6,119	16,937
Total	$11,013	$6,157	$17,170

Percentage of total:
Installment	84%	16%	100%
Credit cards	64%	36%	100%
Total	64%	36%	100%

As of December 2023
2023	$79	$10	$89
2022	132	18	150
2021 or earlier	11	–	11
Installment	222	28	250
Credit cards	11,119	6,313	17,432
Total	$11,341	$6,341	$17,682

Percentage of total:
Installment	89%	11%	100%
Credit cards	64%	36%	100%
Total	64%	36%	100%
In the table above, credit card loans consist of revolving lines of credit.
Credit Concentrations. The table below presents the concentration of gross loans by region.

$ in millions	Carrying Value	Americas	EMEA	Asia	Total
As of March 2024
Corporate	$35,933	64%	28%	8%	100%
Commercial real estate	26,656	83%	14%	3%	100%
Residential real estate	24,112	95%	4%	1%	100%
Securities-based	14,526	79%	20%	1%	100%
Other collateralized	66,802	88%	11%	1%	100%
Consumer:
Installment	374	100%	–	–	100%
Credit cards	18,798	100%	–	–	100%
Other	1,635	97%	3%	–	100%
Total	$188,836	84%	13%	3%	100%
As of December 2023
Corporate	$35,874	63%	29%	8%	100%
Commercial real estate	26,028	80%	17%	3%	100%
Residential real estate	25,388	95%	4%	1%	100%
Securities-based	14,621	79%	20%	1%	100%
Other collateralized	62,225	89%	10%	1%	100%
Consumer:
Installment	3,298	100%	–	–	100%
Credit cards	19,361	100%	–	–	100%
Other	1,613	97%	3%	–	100%
Total	$188,408	84%	13%	3%	100%

In the table above:
•EMEA represents Europe, Middle East and Africa.
•The top five industry concentrations for corporate loans as of March 2024 were 25% for technology, media & telecommunications, 18% for diversified industrials, 13% for real estate, 10% for healthcare and 9% for consumer & retail.
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
The table below presents information about past due loans.

$ in millions	30-89 days	90 days or more	Total
As of March 2024
Corporate	$–	$43	$43
Commercial real estate	157	451	608
Residential real estate	22	18	40
Securities-based	1	–	1
Other collateralized	–	7	7
Consumer:
Installment	5	7	12
Credit cards	382	469	851
Other	1	17	18
Total	$568	$1,012	$1,580
Total divided by gross loans at amortized cost			0.9%

As of December 2023
Corporate	$45	$73	$118
Commercial real estate	137	352	489
Residential real estate	12	4	16
Securities-based	2	–	2
Other collateralized	9	7	16
Consumer:
Installment	6	7	13
Credit cards	463	486	949
Other	7	11	18
Total	$681	$940	$1,621
Total divided by gross loans at amortized cost			0.9%

45	Goldman Sachs March 2024 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
The table below presents information about nonaccrual loans.

	As of
	March	December
$ in millions	2024	2023
Corporate	$1,908	$1,779
Commercial real estate	1,277	1,466
Residential real estate	131	19
Other collateralized	779	860
Other	17	17
Total	$4,112	$4,141
Total divided by gross loans at amortized cost	2.3%	2.4%
In the table above:
•Nonaccrual loans included $634 million as of March 2024 and $600 million as of December 2023 of loans that were 30 days or more past due.
•Loans that were 90 days or more past due and still accruing were not material as of both March 2024 and December 2023.
•Allowance for loan losses as a percentage of total nonaccrual loans was 119.2% as of March 2024 and 122.0% as of December 2023.
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

The firm may modify the terms of a loan agreement for a borrower experiencing financial difficulty. Such modifications may include, among other things, forbearance of interest or principal, payment extensions or interest rate reductions.
The table below presents the carrying value of loans that were modified during the three months ended March 2024 and March 2023.

	As of March
$ in millions	2024	2023
Modified loans	$521	$337
In the table above:
•Loans modified during the three months ended March 2024 and March 2023 were in the form of term extensions and substantially all related to corporate loans and commercial real estate loans.
•Modified loans represented less than 1.5% of each type of gross loans at amortized cost.
•Lending commitments related to modified loans were $130 million as of March 2024 and were not material as of March 2023.
•The impact of these modifications was not material for both the three months ended March 2024 and March 2023.
•Substantially all of the modified loans were performing in accordance with the modified contractual terms as of both March 2024 and March 2023.

Goldman Sachs March 2024 Form 10-Q	46

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
The table below presents gross loans and lending commitments accounted for at amortized cost by portfolio.

	As of
	March 2024		December 2023
$ in millions	Loans	Lending Commitments	Loans	Lending Commitments
Wholesale
Corporate	$33,483	$147,410	$33,866	$141,976
Commercial real estate	25,349	3,362	25,025	3,379
Residential real estate	20,259	1,241	21,243	1,431
Securities-based	14,526	708	14,621	691
Other collateralized	65,725	26,071	61,105	23,020
Other	1,218	804	1,333	888
Consumer
Installment	233	1	250	1
Credit cards	16,937	59,210	17,432	56,479
Total	$177,730	$238,807	$174,875	$227,865
In the table above, wholesale loans included $4.11 billion as of March 2024 and $4.14 billion as of December 2023 of nonaccrual loans for which the allowance for credit losses was measured on an asset-specific basis. The allowance for credit losses on these loans was $850 million as of March 2024 and $778 million as of December 2023. These loans included $486 million as of March 2024 and $625 million as of December 2023 of loans which did not require a reserve as the loan was deemed to be recoverable.
See Note 18 for further information about lending commitments.

47	Goldman Sachs March 2024 Form 10-Q

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
Installment loans are charged off when they are 120 days past due. Credit card loans are charged off when they are 180 days past due.

Allowance for Credit Losses Rollforward
The table below presents information about the allowance for credit losses.

$ in millions	Wholesale	Consumer	Total
Three Months Ended March 2024
Allowance for loan losses
Beginning balance	$2,576	$2,474	$5,050
Charge-offs	(28)	(386)	(414)
Recoveries	10	24	34
Net (charge-offs)/recoveries	(18)	(362)	(380)
Provision	13	244	257
Other	(25)	–	(25)
Ending balance	$2,546	$2,356	$4,902

Allowance ratio	1.6%	13.7%	2.8%
Net charge-off ratio	–	8.4%	0.9%
Allowance for losses on lending commitments
Beginning balance	$620	$–	$620
Provision	14	–	14
Other	(1)	–	(1)
Ending balance	$633	$–	$633

Three Months Ended March 2023
Allowance for loan losses
Beginning balance	$2,562	$2,981	$5,543
Charge-offs	(25)	(271)	(296)
Recoveries	14	24	38
Net (charge-offs)/recoveries	(11)	(247)	(258)
Provision	8	(257)	(249)
Other	(4)	–	(4)
Ending balance	$2,555	$2,477	$5,032

Allowance ratio	1.7%	13.1%	3.0%
Net charge-off ratio	–	4.6%	0.6%
Allowance for losses on lending commitments
Beginning balance	$711	$63	$774
Provision	(16)	(9)	(25)
Other	(2)	–	(2)
Ending balance	$693	$54	$747
In the table above:
•The allowance ratio is calculated by dividing the allowance for loan losses by gross loans accounted for at amortized cost.
•The net charge-off ratio is calculated by dividing annualized net (charge-offs)/recoveries by average gross loans accounted for at amortized cost.

Goldman Sachs March 2024 Form 10-Q	48

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Forecast Model Inputs as of March 2024
When modeling expected credit losses, the firm employs a weighted, multi-scenario forecast, which includes baseline, adverse and favorable economic scenarios. As of March 2024, this multi-scenario forecast was weighted towards the baseline and adverse economic scenarios.
The table below presents the forecasted U.S. unemployment and U.S. GDP growth rates used in the baseline economic scenario of the forecast model.

As of March 2024
U.S. unemployment rate
Forecast for the quarter ended:
June 2024	4.1%
December 2024	4.3%
June 2025	4.2%

Growth in U.S. GDP
Forecast for the year:
2024	2.3%
2025	1.7%
2026	1.8%
The adverse economic scenario of the forecast model reflects a global recession in the second quarter of 2024 through the second quarter of 2025, resulting in an economic contraction and rising unemployment rates. In this scenario, the U.S. unemployment rate peaks at approximately 7.1% during the second quarter of 2025 and the maximum decline in the quarterly U.S. GDP relative to the first quarter of 2024 is approximately 2.7%, which occurs during the first quarter of 2025.
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

Allowance for Credit Losses Commentary
Three Months Ended March 2024. The allowance for credit losses decreased by $135 million during the three months ended March 2024, primarily reflecting a reserve reduction in the consumer portfolio.
Charge-offs for the three months ended March 2024 for wholesale loans were not material and charge-offs for consumer loans were primarily related to credit cards.
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

	Carrying Value	Estimated Fair Value
$ in millions		Level 2	Level 3	Total
As of March 2024
Amortized cost	$172,828	$92,071	$82,414	$174,485
Held for sale	$4,983	$2,551	$2,439	$4,990
As of December 2023
Amortized cost	$169,825	$88,485	$83,288	$171,773
Held for sale	$7,027	$3,992	$3,038	$7,030
See Note 4 for an overview of the firm’s fair value measurement policies, valuation techniques and significant inputs used to determine the fair value of loans, and Note 5 for information about loans within the fair value hierarchy.

49	Goldman Sachs March 2024 Form 10-Q

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

	Three Months Ended March
$ in millions	2024	2023
Unsecured short-term borrowings	$(916)	$(1,761)
Unsecured long-term borrowings	(572)	(2,307)
Other	(143)	(141)
Total	$(1,631)	$(4,209)
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

Goldman Sachs March 2024 Form 10-Q	50

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
Long-Term Debt Instruments
The aggregate contractual principal amount of long-term other secured financings, for which the fair value option was elected, exceeded the related fair value by $146 million as of March 2024 and $147 million as of December 2023.
The aggregate contractual principal amount of unsecured long-term borrowings, for which the fair value option was elected, exceeded the related fair value by $3.33 billion as of March 2024 and $3.37 billion as of December 2023.
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

	Three Months Ended March
$ in millions	2024	2023
Pre-tax DVA	$(747)	$(1)
After-tax DVA	$(556)	$(1)
In the table above:
•After-tax DVA is included in debt valuation adjustment in the consolidated statements of comprehensive income.
•The gains/(losses) reclassified to market making in the consolidated statements of earnings from accumulated other comprehensive income/(loss) upon extinguishment of such financial liabilities were not material for both the three months ended March 2024 and March 2023.
Loans and Lending Commitments
The table below presents the difference between the aggregate fair value and the aggregate contractual principal amount for loans (included in trading assets and loans in the consolidated balance sheets) for which the fair value option was elected.

	As of
	March	December
$ in millions	2024	2023
Performing loans
Aggregate contractual principal in excess of fair value	$1,647	$1,893

Loans on nonaccrual status and/or more than 90 days past due
Aggregate contractual principal in excess of fair value	$2,581	$2,305
Aggregate fair value	$1,522	$1,508
In the table above, the aggregate contractual principal amount of loans on nonaccrual status and/or more than 90 days past due (which excludes loans carried at zero fair value and considered uncollectible) exceeds the related fair value primarily because the firm regularly purchases loans, such as distressed loans, at values significantly below the contractual principal amounts.
The fair value of unfunded lending commitments for which the fair value option was elected was a liability of $14 million as of March 2024 and $3 million as of December 2023, and the related total contractual amount of these lending commitments was $784 million as of March 2024 and $878 million as of December 2023. See Note 18 for further information about lending commitments.
Impact of Credit Spreads on Loans and Lending Commitments
The estimated net gain/(loss) attributable to changes in instrument-specific credit spreads on loans and lending commitments for which the fair value option was elected was not material for both the three months ended March 2024 and March 2023. The firm generally calculates the fair value of loans and lending commitments for which the fair value option is elected by discounting future cash flows at a rate which incorporates the instrument-specific credit spreads. For floating-rate loans and lending commitments, substantially all changes in fair value are attributable to changes in instrument-specific credit spreads, whereas for fixed-rate loans and lending commitments, changes in fair value are also attributable to changes in interest rates.

51	Goldman Sachs March 2024 Form 10-Q

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
Substantially all of the securities borrowed and loaned within Equities financing are recorded based on the amount of cash collateral advanced or received plus accrued interest. The firm also reviews such securities borrowed to determine if an allowance for credit losses should be recorded by taking into consideration the fair value of collateral received. As these agreements generally can be terminated on demand, they exhibit little, if any, sensitivity to changes in interest rates. Therefore, the carrying value of such agreements approximates fair value. As these agreements are not accounted for at fair value, they are not included in the firm’s fair value hierarchy in Notes 4 and 5. Had these agreements been included in the firm’s fair value hierarchy, they would have been classified in level 2 as of both March 2024 and December 2023.

Goldman Sachs March 2024 Form 10-Q	52

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Offsetting Arrangements
The table below presents resale and repurchase agreements and securities borrowed and loaned transactions included in the consolidated balance sheets, as well as the amounts not offset in the consolidated balance sheets.

	Assets		Liabilities
$ in millions	Resale agreements	Securities borrowed	Repurchase agreements	Securities loaned
As of March 2024
Included in the consolidated balance sheets
Gross carrying value	$319,740	$215,976	$355,301	$67,324
Counterparty netting	(87,822)	(1,063)	(87,822)	(1,063)
Total	231,918	214,913	267,479	66,261

Amounts not offset
Counterparty netting	(39,680)	(8,828)	(39,680)	(8,828)
Collateral	(188,009)	(197,567)	(223,945)	(56,975)
Total	$4,229	$8,518	$3,854	$458
As of December 2023
Included in the consolidated balance sheets
Gross carrying value	$315,112	$199,753	$341,194	$60,816
Counterparty netting	(91,307)	(333)	(91,307)	(333)
Total	223,805	199,420	249,887	60,483

Amounts not offset
Counterparty netting	(29,136)	(9,373)	(29,136)	(9,373)
Collateral	(189,358)	(182,918)	(217,498)	(50,807)
Total	$5,311	$7,129	$3,253	$303
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
•Resale agreements included in the consolidated balance sheets of $231.66 billion as of March 2024 and $223.54 billion as of December 2023 and all repurchase agreements included in the consolidated balance sheets are carried at fair value under the fair value option. See Note 5 for further information about resale agreements and repurchase agreements accounted for at fair value.
•Securities borrowed included in the consolidated balance sheets of $48.62 billion as of March 2024 and $44.93 billion as of December 2023, and securities loaned included in the consolidated balance sheets of $10.29 billion as of March 2024 and $8.93 billion as of December 2023 were at fair value under the fair value option. See Note 5 for further information about securities borrowed and securities loaned accounted for at fair value.
Gross Carrying Value of Repurchase Agreements and Securities Loaned
The table below presents the gross carrying value of repurchase agreements and securities loaned by class of collateral pledged.

$ in millions	Repurchase agreements	Securities loaned
As of March 2024
Money market instruments	$1,085	$–
U.S. government and agency obligations	211,624	6
Non-U.S. government and agency obligations	107,429	1,385
Securities backed by commercial real estate	134	38
Securities backed by residential real estate	652	227
Corporate debt securities	15,780	324
State and municipal obligations	570	–
Other debt obligations	106	17
Equity securities	17,921	65,327
Total	$355,301	$67,324
As of December 2023
Money market instruments	$3	$–
U.S. government and agency obligations	228,718	216
Non-U.S. government and agency obligations	85,230	376
Securities backed by commercial real estate	135	–
Securities backed by residential real estate	641	–
Corporate debt securities	10,585	230
State and municipal obligations	57	–
Other debt obligations	144	–
Equity securities	15,681	59,994
Total	$341,194	$60,816
The table below presents the gross carrying value of repurchase agreements and securities loaned by maturity.

	As of March 2024
$ in millions	Repurchase agreements	Securities loaned
No stated maturity and overnight	$134,619	$42,793
2 - 30 days	112,893	785
31 - 90 days	36,093	655
91 days - 1 year	50,750	11,247
Greater than 1 year	20,946	11,844
Total	$355,301	$67,324
In the table above:
•Repurchase agreements and securities loaned that are repayable prior to maturity at the option of the firm are reflected at their contractual maturity dates.
•Repurchase agreements and securities loaned that are redeemable prior to maturity at the option of the holder are reflected at the earliest dates such options become exercisable.

53	Goldman Sachs March 2024 Form 10-Q

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
Other secured financings included nonrecourse arrangements. Nonrecourse other secured financings were $5.58 billion as of March 2024 and $5.57 billion as of December 2023.
The firm has elected to apply the fair value option to substantially all other secured financings because the use of fair value eliminates non-economic volatility in earnings that would arise from using different measurement attributes. See Note 5 for further information about other secured financings that are accounted for at fair value.
Other secured financings that are not recorded at fair value are recorded based on the amount of cash received plus accrued interest, which generally approximates fair value. As these financings are not accounted for at fair value, they are not included in the firm’s fair value hierarchy in Notes 4 and 5. Had these financings been included in the firm’s fair value hierarchy, substantially all would have been classified in level 3 as of both March 2024 and December 2023.

The table below presents information about other secured financings.

$ in millions	U.S. Dollar	Non-U.S. Dollar	Total
As of March 2024
Other secured financings (short-term):
At fair value	$3,295	$4,730	$8,025
At amortized cost	1	–	1
Other secured financings (long-term):
At fair value	1,469	5,304	6,773
At amortized cost	253	–	253
Total other secured financings	$5,018	$10,034	$15,052

Other secured financings collateralized by:
Financial instruments	$2,900	$9,123	$12,023
Other assets	$2,118	$911	$3,029
As of December 2023
Other secured financings (short-term):
At fair value	$3,385	$3,451	$6,836
At amortized cost	–	368	368
Other secured financings (long-term):
At fair value	1,872	3,846	5,718
At amortized cost	272	–	272
Total other secured financings	$5,529	$7,665	$13,194

Other secured financings collateralized by:
Financial instruments	$3,122	$6,755	$9,877
Other assets	$2,407	$910	$3,317
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
•U.S. dollar-denominated long-term other secured financings at amortized cost had a weighted average interest rate of 3.59% as of March 2024 and 3.44% as of December 2023. These rates include the effect of hedging activities.

Goldman Sachs March 2024 Form 10-Q	54

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
•Total other secured financings included $2.74 billion as of March 2024 and $2.34 billion as of December 2023 related to transfers of financial assets accounted for as financings rather than sales. Such financings were collateralized by financial assets, primarily included in trading assets, of $2.74 billion as of March 2024 and $2.36 billion as of December 2023.
•Other secured financings collateralized by financial instruments included $9.19 billion as of March 2024 and $8.38 billion as of December 2023 of other secured financings collateralized by trading assets, investments and loans, and included $2.84 billion as of March 2024 and $1.49 billion as of December 2023 of other secured financings collateralized by financial instruments received as collateral and repledged.
The table below presents other secured financings by maturity.

As of
$ in millions	March 2024
Other secured financings (short-term)	$8,026
Other secured financings (long-term):
2025	1,660
2026	2,630
2027	158
2028	1,424
2029	53
2030 - thereafter	1,101
Total other secured financings (long-term)	7,026
Total other secured financings	$15,052
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

	As of
	March	December
$ in millions	2024	2023
Collateral available to be delivered or repledged	$1,053,459	$1,002,891
Collateral that was delivered or repledged	$912,935	$862,988
The table below presents information about assets pledged.

	As of
	March	December
$ in millions	2024	2023
Pledged to counterparties that had the right to deliver or repledge
Trading assets	$113,748	$110,567

Pledged to counterparties that did not have the right to deliver or repledge
Trading assets	$152,105	$138,404
Investments	$19,685	$22,165
Loans	$9,555	$8,865
Other assets	$3,650	$3,924
The firm also segregates securities for regulatory and other purposes related to client activity. Such securities are segregated from trading assets and investments, as well as from securities received as collateral under resale agreements and securities borrowed transactions. Securities segregated by the firm were $55.27 billion as of March 2024 and $49.26 billion as of December 2023.

55	Goldman Sachs March 2024 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Note 12.
Other Assets
The table below presents other assets by type.

	As of
	March	December
$ in millions	2024	2023
Property, leasehold improvements and equipment	$10,514	$11,244
Goodwill	5,897	5,916
Identifiable intangible assets	1,021	1,177
Operating lease right-of-use assets	2,081	2,171
Income tax-related assets	8,106	8,157
Miscellaneous receivables and other	7,634	7,925
Total	$35,253	$36,590
Property, Leasehold Improvements and Equipment
Property, leasehold improvements and equipment is net of accumulated depreciation and amortization of $13.89 billion as of March 2024 and $13.64 billion as of December 2023. Property, leasehold improvements and equipment included $6.58 billion as of March 2024 and $6.65 billion as of December 2023 that the firm uses in connection with its operations, and $126 million as of March 2024 and $124 million as of December 2023 of foreclosed real estate. The remainder is held by investment entities, including VIEs, consolidated by the firm. Substantially all property and equipment is depreciated on a straight-line basis over the useful life of the asset. Leasehold improvements are amortized on a straight-line basis over the shorter of the useful life of the improvement or the term of the lease. Capitalized costs of software developed or obtained for internal use are amortized on a straight-line basis over three years.
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

The firm had impairments of $80 million during the three months ended March 2024, related to commercial real estate included in CIEs within Asset & Wealth Management. During the three months ended March 2023, the firm had impairments of approximately $355 million related to consolidated real estate investments and approximately $35 million related to capitalized software. Substantially all of these impairments were included within Asset & Wealth Management.
Goodwill
Goodwill is the cost of acquired companies in excess of the fair value of net assets, including identifiable intangible assets, at the acquisition date.
The table below presents the carrying value of goodwill by reporting unit.

	As of
	March	December
$ in millions	2024	2023
Global Banking & Markets:
Investment banking	$267	$267
FICC	269	269
Equities	2,647	2,647
Asset & Wealth Management:
Asset management	1,391	1,410
Wealth management	1,309	1,309
Platform Solutions:
Consumer platforms	–	–
Transaction banking and other	14	14
Total	$5,897	$5,916
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

Goldman Sachs March 2024 Form 10-Q	56

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
In the fourth quarter of 2023, the firm performed its annual assessment of goodwill for impairment, for each of its reporting units with goodwill, by performing a qualitative assessment. Multiple factors, including performance indicators, macroeconomic indicators, firm and industry events, and fair value indicators, were considered with respect to each of these reporting units to determine whether it was more likely than not that the estimated fair value of each of those reporting units was less than its carrying value. The qualitative assessment also considered changes since a quantitative test across all of the firm's reporting units was last performed in 2022. As a result of the qualitative assessment, the firm determined that it was more likely than not that the estimated fair value of each reporting unit with goodwill exceeded its respective carrying value. Therefore, the firm determined that goodwill for each reporting unit was not impaired and that a quantitative goodwill test was not required.
There were no events or changes in circumstances during the three months ended March 2024 that would indicate that it was more likely than not that the estimated fair value of each of the reporting units with goodwill did not exceed its respective carrying value as of March 2024.

Identifiable Intangible Assets
The table below presents identifiable intangible assets by type.

	As of
	March	December
$ in millions	2024	2023
Customer lists
Gross carrying value	$2,316	$2,339
Accumulated amortization	(1,313)	(1,292)
Net carrying value	1,003	1,047

Other
Gross carrying value	139	866
Accumulated amortization	(121)	(736)
Net carrying value	18	130

Total gross carrying value	2,455	3,205
Total accumulated amortization	(1,434)	(2,028)
Total net carrying value	$1,021	$1,177
In the table above:
•The decrease in the net carrying value of identifiable intangible assets from December 2023 to March 2024 was primarily attributable to the sale of GreenSky (related identifiable intangible assets were included in other as of December 2023).
•Substantially all of the firm’s identifiable intangible assets have finite useful lives and are amortized over their estimated useful lives generally using the straight-line method.
The tables below present information about the amortization of identifiable intangible assets.

	Three Months Ended March
$ in millions	2024	2023
Amortization	$26	$52

As of
$ in millions	March 2024
Estimated future amortization
Remainder of 2024	$74
2025	$91
2026	$85
2027	$85
2028	$84
2029	$84

57	Goldman Sachs March 2024 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
The firm tests identifiable intangible assets for impairment when events or changes in circumstances suggest that an asset’s or asset group’s carrying value may not be fully recoverable. To the extent the carrying value of an asset or asset group exceeds the projected undiscounted cash flows expected to result from the use and eventual disposal of the asset or asset group, the firm determines the asset or asset group is impaired and records an impairment equal to the difference between the estimated fair value and the carrying value of the asset or asset group. In addition, the firm will recognize an impairment prior to the sale of an asset or asset group if the carrying value of the asset or asset group exceeds its estimated fair value. There were no material impairments or write-downs during either the three months ended March 2024 or March 2023.
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
An operating lease right-of-use asset is initially determined based on the operating lease liability, adjusted for initial direct costs, lease incentives and amounts paid at or prior to lease commencement. This amount is then amortized over the lease term. Right-of-use assets and operating lease liabilities recognized (in non-cash transactions for leases entered into or assumed) by the firm were not material for both the three months ended March 2024 and March 2023. See Note 15 for information about operating lease liabilities.
For leases where the firm will derive no economic benefit from leased space that it has vacated or where the firm has shortened the term of a lease when space is no longer needed, the firm will record an impairment or accelerated amortization of right-of-use assets. There were no material impairments or accelerated amortizations during either the three months ended March 2024 or March 2023.

Miscellaneous Receivables and Other
Miscellaneous receivables and other included:
•Investments in qualified affordable housing projects of $3.28 billion as of March 2024 and $3.39 billion as of December 2023. The firm receives tax credits for such investments. See Note 17 for further information about these investments.
•Assets classified as held for sale were $318 million as of March 2024 and $518 million as of December 2023. See below for further information.
Assets Held for Sale. As of December 2023, GreenSky (within Platform Solutions) was classified as held for sale. Assets related to GreenSky were approximately $3.4 billion and consisted of loans of approximately $3.0 billion (included in loans), segregated cash of approximately $110 million (included in cash and cash equivalents), identifiable intangible assets of approximately $110 million (included in identifiable intangible assets within other assets) and other assets of approximately $190 million (included in miscellaneous receivables and other within other assets). During the first quarter of 2024, the firm completed the sale of GreenSky. See Note 9 for further information about loans classified as held for sale, above for further information about identifiable intangible assets, and Note 15 for information about liabilities classified as held for sale.
Assets held for sale also included $318 million as of March 2024 and $327 million as of December 2023 of assets related to certain of the firm’s consolidated investments within Asset & Wealth Management. Substantially all of these assets consisted of property and equipment and were included in miscellaneous receivables and other within other assets.
Note 13.
Deposits
The table below presents information about deposits.

	As of
	March	December
$ in millions	2024	2023
U.S. offices	$343,356	$333,116
Non-U.S. offices	97,306	95,301
Total	$440,662	$428,417
In the table above:
•Deposits include savings, demand and time deposits.
•All U.S. deposits were held at Goldman Sachs Bank USA (GS Bank USA). Substantially all non-U.S. deposits were held at Goldman Sachs International Bank (GSIB) and Goldman Sachs Bank Europe SE (GSBE).
•Substantially all deposits are interest-bearing.

Goldman Sachs March 2024 Form 10-Q	58

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
The table below presents maturities of time deposits held in U.S. and non-U.S. offices.

	As of March 2024
$ in millions	U.S.	Non-U.S.	Total
Remainder of 2024	$55,523	$30,900	$86,423
2025	29,438	1,739	31,177
2026	3,198	301	3,499
2027	1,407	200	1,607
2028	814	194	1,008
2029	747	199	946
2030 - thereafter	620	41	661
Total	$91,747	$33,574	$125,321
In the table above:
•The aggregate amount of time deposits in denominations that met or exceeded the applicable insurance limits, or were otherwise not covered by insurance, were $17.69 billion in U.S. deposits and $32.94 billion in non-U.S. deposits.
•Time deposits included $31.37 billion as of March 2024 and $29.46 billion as of December 2023 of deposits accounted for at fair value under the fair value option. See Note 10 for further information about deposits accounted for at fair value.
The firm’s savings and demand deposits are recorded based on the amount of cash received plus accrued interest, which approximates fair value. In addition, the firm designates certain derivatives as fair value hedges to convert a portion of its time deposits not accounted for at fair value from fixed-rate obligations into floating-rate obligations. The carrying value of time deposits not accounted for at fair value approximated fair value as of both March 2024 and December 2023. As these savings and demand deposits and time deposits are not accounted for at fair value, they are not included in the firm’s fair value hierarchy in Notes 4 and 5. Had these deposits been included in the firm’s fair value hierarchy, they would have been classified in level 2 as of both March 2024 and December 2023.

Note 14.
Unsecured Borrowings
The table below presents information about unsecured borrowings.

	As of
	March	December
$ in millions	2024	2023
Unsecured short-term borrowings	$78,603	$75,945
Unsecured long-term borrowings	233,919	241,877
Total	$312,522	$317,822
Unsecured Short-Term Borrowings
Unsecured short-term borrowings includes the portion of unsecured long-term borrowings maturing within one year of the financial statement date and unsecured long-term borrowings that are redeemable within one year of the financial statement date at the option of the holder.
The firm accounts for certain hybrid financial instruments at fair value under the fair value option. See Note 10 for further information about unsecured short-term borrowings that are accounted for at fair value. In addition, the firm designates certain derivatives as fair value hedges to convert a portion of its unsecured short-term borrowings not accounted for at fair value from fixed-rate obligations into floating-rate obligations. The carrying value of unsecured short-term borrowings that are not recorded at fair value generally approximates fair value due to the short-term nature of the obligations. As these unsecured short-term borrowings are not accounted for at fair value, they are not included in the firm’s fair value hierarchy in Notes 4 and 5. Had these borrowings been included in the firm’s fair value hierarchy, substantially all would have been classified in level 2 as of both March 2024 and December 2023.
The table below presents information about unsecured short-term borrowings.

	As of
	March	December
$ in millions	2024	2023
Current portion of unsecured long-term borrowings	$43,876	$49,361
Hybrid financial instruments	27,720	23,073
Commercial paper	4,929	1,213
Other unsecured short-term borrowings	2,078	2,298
Total unsecured short-term borrowings	$78,603	$75,945
Weighted average interest rate	4.14%	3.64%
In the table above, the weighted average interest rates for these borrowings include the effect of hedging activities and exclude unsecured short-term borrowings accounted for at fair value under the fair value option. See Note 7 for further information about hedging activities.

59	Goldman Sachs March 2024 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Unsecured Long-Term Borrowings
The table below presents information about unsecured long-term borrowings.

$ in millions	U.S. Dollar	Non-U.S. Dollar	Total
As of March 2024
Fixed-rate obligations	$111,751	$31,976	$143,727
Floating-rate obligations	57,277	32,915	90,192
Total	$169,028	$64,891	$233,919
As of December 2023
Fixed-rate obligations	$114,813	$34,762	$149,575
Floating-rate obligations	57,053	35,249	92,302
Total	$171,866	$70,011	$241,877
In the table above:
•Unsecured long-term borrowings consists principally of senior borrowings, which have maturities extending through 2061.
•Unsecured long-term borrowings included $87.14 billion as of March 2024 and $86.41 billion as of December 2023 of borrowings accounted for at fair value under the fair value option. The carrying value of unsecured long-term borrowings for which the firm did not elect the fair value option was $146.78 billion as of March 2024 and $155.47 billion as of December 2023. The estimated fair value of such unsecured long-term borrowings was $150.41 billion as of March 2024 and $157.75 billion as of December 2023. As these borrowings are not accounted for at fair value, they are not included in the firm’s fair value hierarchy in Notes 4 and 5. Had these borrowings been included in the firm’s fair value hierarchy, substantially all would have been classified in level 2 as of both March 2024 and December 2023.
•Floating-rate obligations includes equity-linked, credit-linked and indexed instruments. Floating interest rates are generally based on SOFR and Euro Interbank Offered Rate.
•U.S. dollar-denominated debt had interest rates ranging from 0.86% to 6.75% (with a weighted average rate of 3.80%) as of March 2024 and 0.86% to 6.75% (with a weighted average rate of 3.73%) as of December 2023. These rates exclude unsecured long-term borrowings accounted for at fair value under the fair value option.
•Non-U.S. dollar-denominated debt had interest rates ranging from 0.25% to 8.00% (with a weighted average rate of 2.04%) as of March 2024 and 0.25% to 7.25% (with a weighted average rate of 2.11%) as of December 2023. These rates exclude unsecured long-term borrowings accounted for at fair value under the fair value option.

The table below presents unsecured long-term borrowings by maturity.

As of
$ in millions	March 2024
2025	$33,295
2026	30,266
2027	35,157
2028	28,897
2029	25,855
2030 - thereafter	80,449
Total	$233,919
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
•Unsecured long-term borrowings included $(12.29) billion of adjustments to the carrying value of certain unsecured long-term borrowings resulting from the application of hedge accounting by year of maturity as follows: $(460) million in 2025, $(545) million in 2026, $(1.25) billion in 2027, $(1.26) billion in 2028, $(1.11) billion in 2029 and $(7.67) billion in 2030 and thereafter.
The firm designates certain derivatives as fair value hedges to convert a portion of fixed-rate unsecured long-term borrowings not accounted for at fair value into floating-rate obligations. See Note 7 for further information about hedging activities.

Goldman Sachs March 2024 Form 10-Q	60

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
The table below presents unsecured long-term borrowings, after giving effect to such hedging activities.

	As of
	March	December
$ in millions	2024	2023
Fixed-rate obligations	$23,968	$20,372
Floating-rate obligations	209,951	221,505
Total	$233,919	$241,877
In the table above, the aggregate amounts of unsecured long-term borrowings had weighted average interest rates of 6.19% (3.59% related to fixed-rate obligations and 6.37% related to floating-rate obligations) as of March 2024 and 6.13% (3.44% related to fixed-rate obligations and 6.27% related to floating-rate obligations) as of December 2023. These rates exclude unsecured long-term borrowings accounted for at fair value under the fair value option.
Subordinated Borrowings
Unsecured long-term borrowings includes subordinated debt and junior subordinated debt. Subordinated debt that matures within one year is included in unsecured short-term borrowings. Junior subordinated debt is junior in right of payment to other subordinated borrowings, which are junior to senior borrowings. Long-term subordinated debt had maturities ranging from 2025 to 2045 as of both March 2024 and December 2023.
The table below presents information about subordinated borrowings.

$ in millions	Par Amount	Carrying Value	Rate
As of March 2024
Subordinated debt	$12,170	$11,462	7.89%
Junior subordinated debt	968	1,021	6.25%
Total	$13,138	$12,483	7.77%
As of December 2023
Subordinated debt	$12,215	$11,898	7.79%
Junior subordinated debt	968	1,053	6.30%
Total	$13,183	$12,951	7.68%
In the table above, the rate is the weighted average interest rate for these borrowings (excluding borrowings accounted for at fair value under the fair value option), including the effect of fair value hedges used to convert fixed-rate obligations into floating-rate obligations. See Note 7 for further information about hedging activities.

Junior Subordinated Debt
In 2004, Group Inc. issued $2.84 billion of junior subordinated debt to Goldman Sachs Capital I, a Delaware statutory trust. Goldman Sachs Capital I issued $2.75 billion of guaranteed preferred beneficial interests (Trust Preferred securities) to third parties and $85 million of common beneficial interests to Group Inc. As of both March 2024 and December 2023, the outstanding par amount of junior subordinated debt held by Goldman Sachs Capital I was $968 million and the outstanding par amount of Trust Preferred securities and common beneficial interests issued by Goldman Sachs Capital I was $939 million and $29 million, respectively. Goldman Sachs Capital I is a wholly-owned finance subsidiary of the firm for regulatory and legal purposes but is not consolidated for accounting purposes.
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
Note 15.
Other Liabilities
The table below presents other liabilities by type.

	As of
	March	December
$ in millions	2024	2023
Compensation and benefits	$4,274	$7,804
Income tax-related liabilities	3,290	2,947
Operating lease liabilities	2,160	2,232
Noncontrolling interests	330	363
Employee interests in consolidated funds	17	19
Accrued expenses and other	10,043	10,438
Total	$20,114	$23,803

61	Goldman Sachs March 2024 Form 10-Q

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
The table below presents information about operating lease liabilities.

$ in millions	Operating lease liabilities
As of March 2024
Remainder of 2024	$245
2025	323
2026	288
2027	254
2028	230
2029 - thereafter	1,449
Total undiscounted lease payments	2,789
Imputed interest	(629)
Total operating lease liabilities	$2,160

Weighted average remaining lease term	12 years
Weighted average discount rate	4.18%
As of December 2023
2024	$325
2025	325
2026	288
2027	256
2028	231
2029 - thereafter	1,462
Total undiscounted lease payments	2,887
Imputed interest	(655)
Total operating lease liabilities	$2,232

Weighted average remaining lease term	12 years
Weighted average discount rate	4.13%
In the table above, the weighted average discount rate represents the firm’s incremental borrowing rate as of January 2019 for operating leases existing on the date of adoption of ASU No. 2016-02, “Leases (Topic 842),” and at the lease inception date for leases entered into subsequent to the adoption of this ASU.
Operating lease costs were $123 million for the three months ended March 2024 and $119 million for the three months ended March 2023. Variable lease costs, which are included in operating lease costs, were not material for both the three months ended March 2024 and March 2023. Total occupancy expenses for space held in excess of the firm’s current requirements were not material for both the three months ended March 2024 and March 2023.
Lease payments relating to operating lease arrangements that were signed but had not yet commenced were $1.17 billion as of March 2024.

Accrued Expenses and Other
Accrued expenses and other included:
•Liabilities classified as held for sale were not material as of March 2024 and were approximately $257 million as of December 2023, substantially all of which related to GreenSky within Platform Solutions and consisted primarily of customer and other payables. See Note 12 for further information about assets held for sale.
•Contract liabilities, which represent consideration received by the firm in connection with its contracts with clients prior to providing the service, were $100 million as of March 2024 and $76 million as of December 2023.
•Accrued unfunded commitments related to investments in qualified affordable housing projects were $2.14 billion as of March 2024 and $2.26 billion as of December 2023. See Note 17 for further information about these investments.
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

Goldman Sachs March 2024 Form 10-Q	62

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

	Three Months Ended March
$ in millions	2024	2023
Residential mortgages	$6,257	$7,496
Commercial mortgages	158	604
Other financial assets	–	464
Total financial assets securitized	$6,415	$8,564
Retained interests cash flows	$187	$102
The firm securitized assets of $37 million during the three months ended March 2024 and $44 million during the three months ended March 2023, in a non-cash exchange for loans and investments.
The table below presents information about nonconsolidated securitization entities to which the firm sold assets and had continuing involvement as of the end of the period.

$ in millions	Outstanding Principal Amount	Retained Interests	Purchased Interests
As of March 2024
U.S. government agency-issued CMOs	$29,527	$1,772	$–
Other residential mortgage-backed	28,422	1,148	74
Other commercial mortgage-backed	60,990	1,085	84
Corporate debt and other asset-backed	11,265	614	52
Total	$130,204	$4,619	$210
As of December 2023
U.S. government agency-issued CMOs	$31,140	$2,260	$–
Other residential mortgage-backed	28,767	1,162	78
Other commercial mortgage-backed	61,648	1,192	61
Corporate debt and other asset-backed	12,501	685	56
Total	$134,056	$5,299	$195

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
•The fair value of retained interests was $4.53 billion as of March 2024 and $5.26 billion as of December 2023.
In addition to the interests in the table above, the firm had other continuing involvement in the form of derivative transactions and commitments with certain nonconsolidated VIEs. The carrying value of these derivatives and commitments was a net asset of $219 million as of March 2024 and $120 million as of December 2023, and the notional amount of these derivatives and commitments was $2.02 billion as of March 2024 and $1.95 billion as of December 2023. The notional amounts of these derivatives and commitments are included in maximum exposure to loss in the nonconsolidated VIE table in Note 17. Additionally, the firm provided seller financing of approximately $1.50 billion in connection with the sale of $3.69 billion of GreenSky loans during the three months ended March 2024 and of approximately $830 million in connection with the sale of $1.0 billion of Marcus loans during the three months ended March 2023. The principal and interest repayments received from these financings were $381 million for the three months ended March 2024 and were not material for the three months ended March 2023. During 2023, the firm provided an aggregate amount of seller financing of approximately $2.7 billion in connection with the sale of $3.24 billion of Marcus loans. The total outstanding principal amount of these seller financings were $3.0 billion as of March 2024 and $1.81 billion as of December 2023.

63	Goldman Sachs March 2024 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
The table below presents information about the weighted average key economic assumptions used in measuring the fair value of mortgage-backed retained interests.

	As of
	March	December
$ in millions	2024	2023
Fair value of retained interests	$3,943	$4,590
Weighted average life (years)	5.8	5.7
Constant prepayment rate	10.2%	12.2%
Impact of 10% adverse change	$(41)	$(50)
Impact of 20% adverse change	$(77)	$(94)
Discount rate	8.4%	7.6%
Impact of 10% adverse change	$(115)	$(117)
Impact of 20% adverse change	$(221)	$(226)
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
The firm has other retained interests not reflected in the table above with a fair value of $588 million and a weighted average life of 5.2 years as of March 2024, and a fair value of $674 million and a weighted average life of 5.0 years as of December 2023. Due to the nature and fair value of certain of these retained interests, the weighted average assumptions for constant prepayment and discount rates and the related sensitivity to adverse changes are not meaningful as of both March 2024 and December 2023. The firm’s maximum exposure to adverse changes in the value of these interests is the carrying value of $614 million as of March 2024 and $685 million as of December 2023.

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

Goldman Sachs March 2024 Form 10-Q	64

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
Real Estate, Credit- and Power-Related, Tax Credit and Other Investing VIEs. The firm purchases equity and debt securities issued by and makes loans to VIEs that hold real estate, performing and nonperforming debt, distressed loans, power-related assets and equity securities. The firm also makes equity investments in VIEs that invest in qualified affordable housing and renewable energy projects designed to generate a return through the realization of tax credits and related tax benefits. The firm generally does not sell assets to, or enter into derivatives with, these VIEs.
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
Nonconsolidated VIEs
The table below presents a summary of the nonconsolidated VIEs in which the firm holds variable interests.

	As of
	March	December
$ in millions	2024	2023
Total nonconsolidated VIEs
Assets in VIEs	$194,161	$193,934
Carrying value of variable interests — assets	$16,154	$15,478
Carrying value of variable interests — liabilities	$2,646	$2,750
Maximum exposure to loss:
Retained interests	$4,619	$5,299
Purchased interests	1,007	902
Commitments and guarantees	4,481	4,159
Derivatives	8,648	8,636
Debt and equity	7,889	6,927
Total	$26,644	$25,923
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

65	Goldman Sachs March 2024 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
The table below presents information, by principal business activity, for nonconsolidated VIEs included in the summary table above.

	As of
	March	December
$ in millions	2024	2023
Mortgage-backed
Assets in VIEs	$120,691	$123,108
Carrying value of variable interests — assets	$4,336	$4,867
Maximum exposure to loss:
Retained interests	$4,005	$4,614
Purchased interests	331	253
Commitments and guarantees	33	35
Derivatives	2	2
Total	$4,371	$4,904

Real estate, credit- and power-related, tax credit and other investing
Assets in VIEs	$44,891	$43,035
Carrying value of variable interests — assets	$6,712	$6,625
Carrying value of variable interests — liabilities	$2,148	$2,220
Maximum exposure to loss:
Commitments and guarantees	$3,823	$3,891
Debt and equity	4,572	4,733
Total	$8,395	$8,624

Corporate debt and other asset-backed
Assets in VIEs	$24,075	$23,188
Carrying value of variable interests — assets	$5,016	$3,895
Carrying value of variable interests — liabilities	$498	$530
Maximum exposure to loss:
Retained interests	$614	$685
Purchased interests	676	649
Commitments and guarantees	623	231
Derivatives	8,646	8,634
Debt and equity	3,227	2,103
Total	$13,786	$12,302

Investments in funds
Assets in VIEs	$4,504	$4,603
Carrying value of variable interests — assets	$90	$91
Maximum exposure to loss:
Commitments and guarantees	$2	$2
Debt and equity	90	91
Total	$92	$93
As of both March 2024 and December 2023, the carrying values of the firm’s variable interests in nonconsolidated VIEs are included in the consolidated balance sheets as follows:
•Mortgage-backed: Assets primarily included in trading assets and loans.
•Real estate, credit- and power-related, tax credit and other investing: Assets primarily included in investments and other assets, and liabilities included in trading liabilities and other liabilities.
•Corporate debt and other asset-backed: Assets included in loans and trading assets, and liabilities included in trading liabilities.
•Investments in funds: Assets included in investments.

Tax Credit VIEs
The firm makes equity investments in nonconsolidated tax credit VIEs that invest in qualified affordable housing and renewable energy projects. These VIEs are generally organized as limited partnerships or similar entities and a third-party is typically the general partner or the managing member. The firm invests in the entity as a limited partner and receives income tax credits and other income tax benefits for such investments. In connection with the adoption of ASU No. 2023-02, as of January 1, 2024, the firm elected the proportional amortization method for qualified affordable housing and renewable energy projects that receive production tax credits. The investments that meet the criteria for the proportional amortization method of accounting are amortized in proportion to the income tax credits and other income tax benefits received on such investments. The amortization of investments and the related income tax credits and other income tax benefits are recorded as a component of the provision for taxes, and are included in other operating activities in the consolidated statements of cash flows.
Investments in qualified affordable housing projects that met the criteria of the proportional amortization method of accounting were $3.28 billion as of March 2024 and $3.39 billion as of December 2023. Such investments were included in miscellaneous receivables and other within other assets in the consolidated balance sheets. These investments included $2.14 billion as of March 2024 and $2.26 billion as of December 2023 of accrued unfunded commitments. As of March 2024, a majority of such accrued unfunded commitments were expected to be funded by year-end 2026. During the three months ended March 2024, the firm recognized amortization of $124 million and income tax credits and other income tax benefits of $151 million, and during the three months ended March 2023, the firm recognized amortization of $63 million and income tax credits and other income tax benefits of $66 million. Investments in qualified affordable housing projects that did not meet the criteria for the proportional amortization method of accounting were not material.
The firm’s investments in renewable energy projects that receive production tax credits were not eligible for transition to the proportional amortization method of accounting. Such investments were $1.54 billion as of March 2024 and $1.40 billion as of December 2023, were included in investments in the consolidated balance sheets and were accounted for at fair value under the fair value option. Revenues from such investments including income tax credits and other income tax benefits are recorded in other principal transactions on the consolidated statements of earnings and were not material during both the three months ended March 2024 and March 2023.

Goldman Sachs March 2024 Form 10-Q	66

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Consolidated VIEs
The table below presents a summary of the carrying value and balance sheet classification of assets and liabilities in consolidated VIEs.

	As of
	March	December
$ in millions	2024	2023
Total consolidated VIEs
Assets
Cash and cash equivalents	$685	$439
Customer and other receivables	339	347
Trading assets	110	95
Investments	80	80
Loans	172	267
Other assets	151	248
Total	$1,537	$1,476

Liabilities
Other secured financings	$708	$850
Customer and other payables	2	2
Unsecured short-term borrowings	14	14
Unsecured long-term borrowings	16	17
Other liabilities	76	91
Total	$816	$974
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
•Substantially all assets can only be used to settle obligations of the VIE.

The table below presents information, by principal business activity, for consolidated VIEs included in the summary table above.

	As of
	March	December
$ in millions	2024	2023
Real estate, credit-related and other investing
Assets
Cash and cash equivalents	$508	$417
Trading assets	29	28
Investments	80	80
Loans	172	267
Other assets	151	248
Total	$940	$1,040

Liabilities
Other secured financings	$67	$143
Customer and other payables	2	2
Other liabilities	76	91
Total	$145	$236

Corporate debt and other asset-backed
Assets
Cash and cash equivalents	$177	$22
Total	$177	$22

Liabilities
Other secured financings	$316	$374
Total	$316	$374

Principal-protected notes
Assets
Customer and other receivables	$339	$347
Trading assets	81	67
Total	$420	$414

Liabilities
Other secured financings	$325	$333
Unsecured short-term borrowings	14	14
Unsecured long-term borrowings	16	17
Total	$355	$364
In the table above, creditors and beneficial interest holders of real estate, credit-related and other investing VIEs do not have recourse to the general credit of the firm.

67	Goldman Sachs March 2024 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Note 18.
Commitments, Contingencies and Guarantees
Commitments
The table below presents commitments by type.

	As of
	March	December
$ in millions	2024	2023
Commitment Type
Commercial lending:
Investment-grade	$114,565	$111,202
Non-investment-grade	56,338	54,298
Warehouse financing	11,717	9,184
Consumer	73,622	73,074
Total lending	256,242	247,758
Risk participations	7,637	8,167
Collateralized agreement	95,031	100,503
Collateralized financing	66,715	84,276
Investment	4,730	4,592
Other	11,742	8,258
Total commitments	$442,097	$453,554
The table below presents commitments by expiration.

	As of March 2024
	Remainder	2025 -	2027 -	2029 -
$ in millions	of 2024	2026	2028	Thereafter
Commitment Type
Commercial lending:
Investment-grade	$14,011	$39,259	$51,191	$10,104
Non-investment-grade	2,966	22,356	22,447	8,569
Warehouse financing	1,328	6,227	3,292	870
Consumer	73,622	–	–	–
Total lending	91,927	67,842	76,930	19,543
Risk participations	1,552	3,172	2,828	85
Collateralized agreement	92,860	2,171	–	–
Collateralized financing	66,715	–	–	–
Investment	1,090	438	978	2,224
Other	11,221	310	40	171
Total commitments	$265,365	$73,933	$80,776	$22,023
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

The table below presents information about lending commitments.

	As of
	March	December
$ in millions	2024	2023
Held for investment	$238,807	$227,865
Held for sale	16,499	19,129
At fair value	936	764
Total	$256,242	$247,758
In the table above:
•Held for investment lending commitments are accounted for at amortized cost. The carrying value of lending commitments was a liability of $845 million (including allowance for credit losses of $633 million) as of March 2024 and $845 million (including allowance for credit losses of $620 million) as of December 2023. The estimated fair value of such lending commitments was a liability of $4.97 billion as of March 2024 and $5.29 billion as of December 2023. Had these lending commitments been carried at fair value and included in the fair value hierarchy, $2.88 billion as of March 2024 and $3.10 billion as of December 2023 would have been classified in level 2, and $2.09 billion as of March 2024 and $2.19 billion as of December 2023 would have been classified in level 3.
•Held for sale lending commitments are accounted for at the lower of cost or fair value. The carrying value of lending commitments held for sale was a liability of $43 million as of March 2024 and $70 million as of December 2023. The estimated fair value of such lending commitments approximates the carrying value. Had these lending commitments been included in the fair value hierarchy, they would have been primarily classified in level 3 as of both March 2024 and December 2023.
•Gains or losses related to lending commitments at fair value, if any, are generally recorded net of any fees in other principal transactions.

Goldman Sachs March 2024 Form 10-Q	68

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Commercial Lending. The firm’s commercial lending commitments were primarily extended to investment-grade corporate borrowers. Such commitments primarily included $140.19 billion as of March 2024 and $137.11 billion as of December 2023, related to relationship lending activities (principally used for operating and general corporate purposes), and $6.72 billion as of March 2024 and $4.21 billion as of December 2023, related to other investment banking activities (generally extended for contingent acquisition financing and are often intended to be short-term in nature, as borrowers often seek to replace them with other funding sources). The firm also extends lending commitments in connection with other types of corporate lending, commercial real estate financing and other collateralized lending. See Note 9 for further information about funded loans.
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
Consumer. The firm’s consumer lending commitments includes:
•Credit card lines issued by the firm to consumers were $73.62 billion as of March 2024 and $70.82 billion as of December 2023. Such credit card lines included $14.41 billion as of March 2024 and $14.35 billion as of December 2023 of commitments classified as held for sale in connection with the planned sale of the GM co-branded credit card portfolio. These credit card lines are cancellable by the firm.
•Commitments to provide unsecured installment loans to consumers were $2.25 billion as of December 2023 and such commitments were classified as held for sale in connection with the planned sale of GreenSky. During the first quarter of 2024, the firm completed the sale of GreenSky.

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
Investment Commitments
Investment commitments includes commitments to invest in private equity, real estate and other assets directly and through funds that the firm raises and manages. Investment commitments included $1.01 billion as of March 2024 and $963 million as of December 2023, related to commitments to invest in funds managed by the firm. If these commitments are called, they would be funded at market value on the date of investment.
Contingencies
Legal Proceedings. See Note 27 for information about legal proceedings.

69	Goldman Sachs March 2024 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Guarantees
The table below presents derivatives that meet the definition of a guarantee, securities lending and clearing guarantees and certain other financial guarantees.

$ in millions	Derivatives	Securities lending and clearing	Other financial guarantees
As of March 2024
Carrying Value of Net Liability	$4,931	$–	$462
Maximum Payout/Notional Amount by Period of Expiration
Remainder of 2024	$143,831	$25,636	$2,003
2025 - 2026	126,278	–	2,889
2027 - 2028	23,474	–	2,303
2029 - thereafter	35,243	–	344
Total	$328,826	$25,636	$7,539
As of December 2023
Carrying Value of Net Liability	$5,240	$–	$430
Maximum Payout/Notional Amount by Period of Expiration
2024	$177,895	$28,787	$2,325
2025 - 2026	98,843	–	3,108
2027 - 2028	19,282	–	2,109
2029 - thereafter	29,030	–	231
Total	$325,050	$28,787	$7,773
In the table above:
•The maximum payout is based on the notional amount of the contract and does not represent anticipated losses.
•Amounts exclude certain commitments to issue standby letters of credit that are included in lending commitments. See the tables in “Commitments” above for a summary of the firm’s commitments.
•The carrying value for derivatives included derivative assets of $408 million as of March 2024 and $359 million as of December 2023, and derivative liabilities of $5.34 billion as of March 2024 and $5.60 billion as of December 2023.

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
As an agency lender, the firm indemnifies most of its securities lending customers against losses incurred in the event that borrowers do not return securities and the collateral held is insufficient to cover the market value of the securities borrowed. The maximum payout of such indemnifications was $13.40 billion as of March 2024 and $14.19 billion as of December 2023. Collateral held by the lenders in connection with securities lending indemnifications was $13.92 billion as of March 2024 and $14.63 billion as of December 2023. Because the contractual nature of these arrangements requires the firm to obtain collateral with a market value that exceeds the value of the securities lent to the borrower, there is minimal performance risk associated with these indemnifications.

Goldman Sachs March 2024 Form 10-Q	70

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
As a sponsoring member of the Government Securities Division of the Fixed Income Clearing Corporation, the firm guarantees the performance of its sponsored member clients to the Fixed Income Clearing Corporation in connection with certain resale and repurchase agreements. To minimize potential losses on such guarantees, the firm obtains a security interest in the collateral that the sponsored client placed with the Fixed Income Clearing Corporation. Therefore, the risk of loss on such guarantees is minimal. The maximum payout on this guarantee was $12.24 billion as of March 2024 and $14.60 billion as of December 2023. The related collateral held was $12.17 billion as of March 2024 and $14.69 billion as of December 2023.
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

71	Goldman Sachs March 2024 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
The firm is unable to develop an estimate of the maximum payout under these guarantees and indemnifications as this depends upon the occurrence of future events, including an assessment of claims that have not yet occurred. However, management believes that it is unlikely the firm will have to make any material payments under these arrangements, and no material liabilities related to these guarantees and indemnifications have been recognized in the consolidated balance sheets as of both March 2024 and December 2023.
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
In addition, the firm may provide indemnifications to some counterparties to protect them in the event additional taxes are owed or payments are withheld, due either to a change in or an adverse application of certain non-U.S. tax laws. These indemnifications, as well as indemnifications provided by the firm on other contractual or other obligations, generally are standard contractual terms and are entered into in the ordinary course of business. Generally, there are no stated or notional amounts included in these indemnifications, and the contingencies triggering the obligation to indemnify are not expected to occur. Future changes in tax laws and how such laws would apply to these indemnifications cannot be determined. Therefore, the firm is unable to develop an estimate of the maximum payout under these guarantees and indemnifications. However, management believes that it is unlikely the firm will have to make any material payments under these arrangements, and no material liabilities related to these arrangements have been recognized in the consolidated balance sheets as of both March 2024 and December 2023.
Guarantees of Subsidiaries. Group Inc. is the entity that fully and unconditionally guarantees the securities issued by GS Finance Corp., a wholly-owned finance subsidiary of the firm. Group Inc. has guaranteed the payment obligations of Goldman Sachs & Co. LLC (GS&Co.), GS Bank USA and Goldman Sachs Paris Inc. et Cie, subject to certain exceptions. In addition, Group Inc. has provided guarantees to Goldman Sachs International (GSI) and GSBE related to agreements that each entity has entered into with certain of its counterparties. Group Inc. guarantees many of the obligations of its other consolidated subsidiaries on a transaction-by-transaction basis, as negotiated with counterparties. Given these obligations of the consolidated subsidiaries are recognized in the consolidated balance sheets or reflected as commitments, Group Inc.’s liabilities as guarantor are not separately disclosed.

Note 19.
Shareholders’ Equity
Common Equity
As of both March 2024 and December 2023, the firm had 4.00 billion authorized shares of common stock and 200 million authorized shares of nonvoting common stock, each with a par value of $0.01 per share.
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
The table below presents information about common stock repurchases.

	Three Months Ended March
in millions, except per share amounts	2024	2023
Common share repurchases	3.9	7.1
Average cost per share	$384.55	$359.77
Total cost of common share repurchases	$1,500	$2,546
Pursuant to the terms of certain share-based compensation plans, employees may remit shares to the firm or the firm may cancel share-based awards to satisfy statutory employee tax withholding requirements. Under these plans, during the three months ended March 2024, 1,024 shares were remitted with a total value of $0.4 million and the firm cancelled 3.2 million share-based awards with a total value of $1.25 billion.
The table below presents common stock dividends declared.

	Three Months Ended March
	2024	2023
Dividends declared per common share	$2.75	$2.50
On April 11, 2024, the Board of Directors of Group Inc. declared a dividend of $2.75 per common share to be paid on June 27, 2024 to common shareholders of record on May 30, 2024.

Goldman Sachs March 2024 Form 10-Q	72

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Preferred Equity
The tables below present information about the perpetual preferred stock issued and outstanding as of March 2024.

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
In April 2024, the firm issued 90,000 shares of Series X 7.50% Fixed-Rate Reset Non-Cumulative Preferred Stock (Series X Preferred Stock). Each share of Series X Preferred Stock issued and outstanding has a liquidation preference of $25,000 per share, is represented by 25 depositary shares and is redeemable at the firm's option beginning May 10, 2029 at a redemption price equal to $25,000 per share plus declared and unpaid dividends. Dividends on Series X Preferred Stock, if declared, are payable semi-annually at (i) 7.50% per annum from the issuance date to, but excluding May 10, 2029 and, thereafter, (ii) 2.809% per annum plus the five-year treasury rate.
The firm has announced that in May 2024 it will redeem all outstanding shares of its Series K 6.375% Fixed-to-Floating Rate Non-Cumulative Preferred Stock (Series K Preferred Stock) with a redemption value of $700 million ($25,000 per share), plus accrued and unpaid dividends.

73	Goldman Sachs March 2024 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
The table below presents the dividend rates of perpetual preferred stock as of March 2024.

Series	Per Annum Dividend Rate
A	3 month term SOFR + 1.01161%, with floor of 3.75%, payable quarterly
C	3 month term SOFR + 1.01161%, with floor of 4.00%, payable quarterly
D	3 month term SOFR + 0.93161%, with floor of 4.00%, payable quarterly
E	3 month term SOFR + 1.02911%, with floor of 4.00%, payable quarterly
F	3 month term SOFR + 1.03161%, with floor of 4.00%, payable quarterly
K	6.375% to, but excluding, May 10, 2024; 3 month term SOFR + 3.81161% thereafter, payable quarterly
O	5.30%, payable semi-annually, from issuance date to, but excluding, November 10, 2026; 3 month term SOFR + 4.09561%, payable quarterly, thereafter
P	3 month term SOFR + 3.13561%, payable quarterly
Q	5.50%, payable semi-annually, from issuance date to, but excluding, August 10, 2024; 5 year treasury rate + 3.623%, payable semi-annually, thereafter
R	4.95%, payable semi-annually, from issuance date to, but excluding, February 10, 2025; 5 year treasury rate + 3.224%, payable semi-annually, thereafter
S	4.40%, payable semi-annually, from issuance date to, but excluding, February 10, 2025; 5 year treasury rate + 2.85%, payable semi-annually thereafter
T	3.80%, payable semi-annually, from issuance date to, but excluding, May 10, 2026; 5 year treasury rate + 2.969%, payable semi-annually, thereafter
U	3.65%, payable semi-annually, from issuance date to, but excluding, August 10, 2026; 5 year treasury rate + 2.915%, payable semi-annually, thereafter
V	4.125%, payable semi-annually, from issuance date to, but excluding, November 10, 2026; 5 year treasury rate + 2.949%, payable semi-annually, thereafter
W	7.50%, payable semi-annually, from issuance date to, but excluding, February 10, 2029; 5 year treasury rate + 3.156%, payable semi-annually, thereafter
In the table above, dividends on each series of preferred stock are payable in arrears for the periods specified.
The table below presents preferred stock dividends declared.

	2024		2023
Series	per share	$ in millions	per share	$ in millions
Three Months Ended March
A	$416.52	$12	$341.29	$10
C	$416.52	3	$341.29	3
D	$411.30	22	$336.18	18
E	$1,619.35	12	$1,382.02	10
F	$1,619.98	3	$1,382.64	2
J	$–	–	$343.75	14
K	$398.44	11	$398.44	11
P	$555.17	33	$476.99	28
Q	$687.50	14	$687.50	14
R	$618.75	15	$618.75	15
S	$550.00	8	$550.00	8
U	$456.25	14	$456.25	14
W	$895.83	54	$–	–
Total		$201		$147

On April 8, 2024, Group Inc. declared dividends of $385.79 per share of Series A Preferred Stock, $385.79 per share of Series C Preferred Stock, $380.90 per share of Series D Preferred Stock, $398.44 per share of Series K Preferred Stock, $662.50 per share of Series O Preferred Stock, $515.59 per share of Series P Preferred Stock, $475.00 per share of Series T Preferred Stock and $515.63 per share of Series V Preferred Stock that will be paid on May 10, 2024 to preferred shareholders of record on April 25, 2024. In addition, the firm declared dividends of $1,663.37 per share of Series E Preferred Stock and $1,664.02 per share of Series F Preferred Stock to be paid on June 3, 2024 to preferred shareholders of record on May 19, 2024.
Accumulated Other Comprehensive Income/(Loss)
The table below presents changes in accumulated other comprehensive income/(loss), net of tax, by type.

$ in millions	Beginning balance	Other comprehensive income/(loss) adjustments, net of tax	Ending balance
Three Months Ended March 2024
Currency translation	$(847)	$26	$(821)
Debt valuation adjustment	(123)	(556)	(679)
Pension and postretirement liabilities	(575)	16	(559)
Available-for-sale securities	(1,373)	115	(1,258)
Total	$(2,918)	$(399)	$(3,317)
Three Months Ended March 2023
Currency translation	$(785)	$(31)	$(816)
Debt valuation adjustment	892	(1)	891
Pension and postretirement liabilities	(499)	14	(485)
Available-for-sale securities	(2,618)	427	(2,191)
Total	$(3,010)	$409	$(2,601)

Goldman Sachs March 2024 Form 10-Q	74

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
As of March 2024
CET1 capital ratio	13.0%	10.0%
Tier 1 capital ratio	14.5%	11.5%
Total capital ratio	16.5%	13.5%
As of December 2023
CET1 capital ratio	13.0%	10.0%
Tier 1 capital ratio	14.5%	11.5%
Total capital ratio	16.5%	13.5%
In the table above:
•Under both the Standardized and Advanced Capital Rules, the CET1 capital ratio requirement includes a minimum of 4.5%, the Tier 1 capital ratio requirement includes a minimum of 6.0% and the Total capital ratio requirement includes a minimum of 8.0%. These requirements also include the capital conservation buffer requirements, consisting of the G-SIB surcharge (Method 2) of 3.0% and the countercyclical capital buffer, which the FRB has set to zero percent. In addition, the capital conservation buffer requirements include the stress capital buffer of 5.5% under the Standardized Capital Rules and a buffer of 2.5% under the Advanced Capital Rules.
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

75	Goldman Sachs March 2024 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
The table below presents information about risk-based capital ratios.

$ in millions	Standardized	Advanced
As of March 2024
CET1 capital	$101,650	$101,650
Tier 1 capital	$112,462	$112,462
Tier 2 capital	$14,829	$10,847
Total capital	$127,291	$123,309
RWAs	$695,174	$639,811

CET1 capital ratio	14.6%	15.9%
Tier 1 capital ratio	16.2%	17.6%
Total capital ratio	18.3%	19.3%
As of December 2023
CET1 capital	$99,442	$99,442
Tier 1 capital	$110,288	$110,288
Tier 2 capital	$14,874	$10,684
Total capital	$125,162	$120,972
RWAs	$692,737	$665,348

CET1 capital ratio	14.4%	14.9%
Tier 1 capital ratio	15.9%	16.6%
Total capital ratio	18.1%	18.2%
Leverage Ratios. The table below presents the leverage requirements.

	As of
	March	December
	2024	2023
Tier 1 leverage ratio	4.0%	4.0%
SLR	5.0%	5.0%
In the table above, the SLR requirement of 5% includes a minimum of 3% and a 2% buffer applicable to G-SIBs.
The table below presents information about leverage ratios.

	For the Three Months
	Ended or as of
	March	December
$ in millions	2024	2023
Tier 1 capital	$112,462	$110,288

Average total assets	$1,643,169	$1,579,237
Deductions from Tier 1 capital	(6,964)	(7,167)
Average adjusted total assets	1,636,205	1,572,070
Off-balance sheet and other exposures	433,498	423,686
Total leverage exposure	$2,069,703	$1,995,756

Tier 1 leverage ratio	6.9%	7.0%
SLR	5.4%	5.5%
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
•SLR is calculated as Tier 1 capital divided by total leverage exposure.
Risk-Based Capital. The table below presents information about risk-based capital.

	As of
	March	December
$ in millions	2024	2023
Common shareholders’ equity	$107,343	$105,702
Impact of CECL transition	276	553
Deduction for goodwill	(5,205)	(5,224)
Deduction for identifiable intangible assets	(797)	(950)
Other adjustments	33	(639)
CET1 capital	101,650	99,442
Preferred stock	11,203	11,203
Deduction for investments in covered funds	(388)	(354)
Other adjustments	(3)	(3)
Tier 1 capital	$112,462	$110,288

Standardized Tier 2 and Total capital
Tier 1 capital	$112,462	$110,288
Qualifying subordinated debt	9,626	9,886
Allowance for credit losses	5,206	5,012
Other adjustments	(3)	(24)
Standardized Tier 2 capital	14,829	14,874
Standardized Total capital	$127,291	$125,162

Advanced Tier 2 and Total capital
Tier 1 capital	$112,462	$110,288
Standardized Tier 2 capital	14,829	14,874
Allowance for credit losses	(5,206)	(5,012)
Other adjustments	1,224	822
Advanced Tier 2 capital	10,847	10,684
Advanced Total capital	$123,309	$120,972
In the table above:
•Beginning in January 2022, the firm started to phase in the estimated reduction to regulatory capital as a result of adopting the CECL model. The total amount of reduction to be phased in from January 1, 2022 through January 1, 2025 (at 25% per year) was $1.11 billion, of which $829 million had been phased in as of March 2024. The total amount to be phased in includes the impact of adopting CECL as of January 1, 2020, as well as 25% of the increase in the allowance for credit losses from January 1, 2020 through December 31, 2021. The impact of CECL transition reflects the remaining amount of reduction to be phased in as of both March 2024 and December 2023.
•Deduction for goodwill was net of deferred tax liabilities of $692 million as of both March 2024 and December 2023.
•Deduction for identifiable intangible assets was net of deferred tax liabilities of $224 million as of March 2024 and $227 million as of December 2023.
•Deduction for investments in covered funds represents the firm’s aggregate investments in applicable covered funds as defined in the Volcker Rule.

Goldman Sachs March 2024 Form 10-Q	76

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
The table below presents changes in CET1 capital, Tier 1 capital and Tier 2 capital.

$ in millions	Standardized	Advanced
Three Months Ended March 2024
CET1 capital
Beginning balance	$99,442	$99,442
Change in:
Common shareholders’ equity	1,641	1,641
Impact of CECL transition	(277)	(277)
Deduction for goodwill	19	19
Deduction for identifiable intangible assets	153	153
Other adjustments	672	672
Ending balance	$101,650	$101,650

Tier 1 capital
Beginning balance	$110,288	$110,288
Change in:
CET1 capital	2,208	2,208
Deduction for investments in covered funds	(34)	(34)
Ending balance	112,462	112,462
Tier 2 capital
Beginning balance	14,874	10,684
Change in:
Qualifying subordinated debt	(260)	(260)
Allowance for credit losses	194	–
Other adjustments	21	423
Ending balance	14,829	10,847
Total capital	$127,291	$123,309

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

77	Goldman Sachs March 2024 Form 10-Q

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
The firm’s positional losses observed on a single day did not exceed its 99% one-day regulatory VaR during the three months ended March 2024 and exceeded its 99% one-day regulatory VaR on one occasion during 2023. There was no change in the firm’s VaR multiplier used to calculate Market RWAs;
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
The table below presents information about RWAs.

$ in millions	Standardized	Advanced
As of March 2024
Credit RWAs
Derivatives	$151,505	$90,832
Commitments, guarantees and loans	239,057	184,162
Securities financing transactions	111,851	21,741
Equity investments	34,206	36,134
Other	72,239	93,926
Total Credit RWAs	608,858	426,795
Market RWAs
Regulatory VaR	15,511	15,511
Stressed VaR	44,586	44,586
Incremental risk	6,088	6,088
Comprehensive risk	1,609	1,609
Specific risk	18,522	18,522
Total Market RWAs	86,316	86,316
Total Operational RWAs	–	126,700
Total RWAs	$695,174	$639,811
As of December 2023
Credit RWAs
Derivatives	$146,357	$96,322
Commitments, guarantees and loans	243,094	194,236
Securities financing transactions	103,704	23,637
Equity investments	34,223	36,920
Other	76,481	96,755
Total Credit RWAs	603,859	447,870
Market RWAs
Regulatory VaR	16,457	16,457
Stressed VaR	48,496	48,496
Incremental risk	5,032	5,032
Comprehensive risk	2,718	2,718
Specific risk	16,175	16,175
Total Market RWAs	88,878	88,878
Total Operational RWAs	–	128,600
Total RWAs	$692,737	$665,348
In the table above:
•Securities financing transactions represents resale and repurchase agreements and securities borrowed and loaned transactions.
•Other includes receivables, certain debt securities, cash and cash equivalents, and other assets.

Goldman Sachs March 2024 Form 10-Q	78

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
The table below presents changes in RWAs.

$ in millions	Standardized	Advanced
Three Months Ended March 2024
RWAs
Beginning balance	$692,737	$665,348
Credit RWAs
Change in:
Derivatives	5,148	(5,490)
Commitments, guarantees and loans	(4,037)	(10,074)
Securities financing transactions	8,147	(1,896)
Equity investments	(17)	(786)
Other	(4,242)	(2,829)
Change in Credit RWAs	4,999	(21,075)
Market RWAs
Change in:
Regulatory VaR	(946)	(946)
Stressed VaR	(3,910)	(3,910)
Incremental risk	1,056	1,056
Comprehensive risk	(1,109)	(1,109)
Specific risk	2,347	2,347
Change in Market RWAs	(2,562)	(2,562)
Change in Operational RWAs	–	(1,900)
Ending balance	$695,174	$639,811
RWAs Rollforward Commentary
Three Months Ended March 2024. Standardized Credit RWAs as of March 2024 increased by $5.00 billion compared with December 2023, primarily reflecting an increase in securities financing transactions (principally due to increased funding exposures) and an increase in derivatives (principally due to increased exposures). These increases were partially offset by a decrease in other credit RWAs (principally due to reduced customer and other receivables exposures) and a decrease in commitments, guarantees and loans (principally due to reduced lending exposures). Standardized Market RWAs as of March 2024 decreased by $2.56 billion compared with December 2023, reflecting a decrease in stressed VaR (principally due to lower levels of market volatility).
Advanced Credit RWAs as of March 2024 decreased by $21.08 billion compared with December 2023, primarily reflecting a decrease in commitments, guarantees and loans (principally due to reduced lending exposures) and a decrease in derivatives (principally due to reduced counterparty credit risk). Advanced Market RWAs as of March 2024 decreased by $2.56 billion compared with December 2023, primarily reflecting a decrease in stressed VaR (principally due to lower levels of market volatility).
GS Bank USA
GS Bank USA is the firm’s primary U.S. bank subsidiary. GS Bank USA is a New York State-chartered bank and a member of the Federal Reserve System, is supervised and regulated by the FRB, the FDIC, the New York State Department of Financial Services (NYDFS) and the Consumer Financial Protection Bureau (CFPB), and is subject to regulatory capital requirements that are calculated under the Capital Framework. GS Bank USA is an “Advanced approaches” banking organization under the Capital Framework. The deposits of GS Bank USA are insured by the FDIC to the extent provided by law.
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
•The “well-capitalized” requirements are the binding requirements for leverage ratios.

79	Goldman Sachs March 2024 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
The table below presents information about GS Bank USA’s risk-based capital ratios.

$ in millions	Standardized	Advanced
As of March 2024
CET1 capital	$56,176	$56,176
Tier 1 capital	$56,176	$56,176
Tier 2 capital	$6,265	$3,065
Total capital	$62,441	$59,241
RWAs	$372,640	$275,945

CET1 capital ratio	15.1%	20.4%
Tier 1 capital ratio	15.1%	20.4%
Total capital ratio	16.8%	21.5%
As of December 2023
CET1 capital	$53,781	$53,781
Tier 1 capital	$53,781	$53,781
Tier 2 capital	$6,314	$2,951
Total capital	$60,095	$56,732
RWAs	$380,774	$288,938

CET1 capital ratio	14.1%	18.6%
Tier 1 capital ratio	14.1%	18.6%
Total capital ratio	15.8%	19.6%
In the table above:
•The lower of the Standardized or Advanced ratio is the ratio against which GS Bank USA’s compliance with the capital requirements is assessed under the risk-based Capital Rules, and therefore, the Standardized ratios applied to GS Bank USA as of both March 2024 and December 2023.
•Beginning in January 2022, GS Bank USA started to phase in the estimated reduction to regulatory capital as a result of adopting the CECL model at 25% per year through January 2025. The total amount to be phased in includes the impact of adopting CECL as of January 1, 2020, as well as 25% of the increase in the allowance for credit losses from January 1, 2020 through December 31, 2021.
•The Standardized and Advanced risk-based capital ratios increased from December 2023 to March 2024, reflecting an increase in capital, principally due to net earnings, and a decrease in both Market and Credit RWAs.
The table below presents information about GS Bank USA’s leverage ratios.

	For the Three Months
	Ended or as of
	March	December
$ in millions	2024	2023
Tier 1 capital	$56,176	$53,781
Average adjusted total assets	$550,034	$523,546
Total leverage exposure	$748,582	$722,465

Tier 1 leverage ratio	10.2%	10.3%
SLR	7.5%	7.4%

In the table above:
•Average adjusted total assets represents the average daily assets for the quarter adjusted for deductions from Tier 1 capital and the impact of CECL transition.
•Tier 1 leverage ratio is calculated as Tier 1 capital divided by average adjusted total assets.
•SLR is calculated as Tier 1 capital divided by total leverage exposure.
The FRB requires that GS Bank USA maintain cash reserves with the Federal Reserve. As of both March 2024 and December 2023, the reserve requirement ratio was zero percent. See Note 26 for further information about cash deposits held by the firm at the Federal Reserve.
GS Bank USA is a registered swap dealer with the CFTC and a registered security-based swap dealer with the SEC. As of both March 2024 and December 2023, GS Bank USA was subject to and in compliance with applicable capital requirements for swap dealers and security-based swap dealers.
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
Group Inc.’s equity investment in subsidiaries was $136.89 billion as of March 2024 and $133.75 billion as of December 2023, of which Group Inc. was required to maintain $97.02 billion as of March 2024 and $95.80 billion as of December 2023, of minimum equity capital in its regulated subsidiaries in order to satisfy the regulatory requirements of such subsidiaries.
Group Inc.’s capital invested in certain non-U.S. dollar functional currency subsidiaries is exposed to foreign exchange risk, substantially all of which is managed through a combination of non-U.S. dollar-denominated debt and derivatives. See Note 7 for information about the firm’s net investment hedges used to hedge this risk.

Goldman Sachs March 2024 Form 10-Q	80

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
The table below presents information about basic and diluted EPS.

	Three Months Ended March
in millions, except per share amounts	2024	2023
Net earnings to common	$3,931	$3,087
Weighted average basic shares	335.6	346.6
Effect of dilutive RSUs	3.9	4.7
Weighted average diluted shares	339.5	351.3

Basic EPS	$11.67	$8.87
Diluted EPS	$11.58	$8.79
In the table above:
•Net earnings to common represents net earnings applicable to common shareholders, which is calculated as net earnings less preferred stock dividends.
•Unvested share-based awards that have non-forfeitable rights to dividends or dividend equivalents are treated as a separate class of securities under the two-class method. Distributed earnings allocated to these securities reduce net earnings to common to calculate EPS under this method. The impact of applying this methodology was a reduction in basic EPS of $0.04 for both the three months ended March 2024 and March 2023.
•Diluted EPS does not include antidilutive RSUs, including those that are subject to market or performance conditions, of 0.3 million for the three months ended March 2024 and 0.5 million for the three months ended March 2023.

Note 22.
Transactions with Affiliated Funds
The firm has formed nonconsolidated investment funds with third-party investors. As the firm generally acts as the investment manager for these funds, it is entitled to receive management fees and, in certain cases, advisory fees or incentive fees from these funds. Additionally, the firm invests alongside the third-party investors in certain funds.
The tables below present information about affiliated funds.

	Three Months Ended March
$ in millions	2024	2023
Fees earned from funds	$1,244	$1,165

	As of
	March	December
$ in millions	2024	2023
Fees receivable from funds	$1,674	$1,536
Aggregate carrying value of interests in funds	$4,097	$4,042
The firm has waived, and may waive in the future, certain management fees on select funds. Management fees waived were not material for both the three months ended March 2024 and March 2023.
In accordance with the Volcker Rule, the firm does not provide financial support to covered funds. However, in the ordinary course of business, the firm may choose to provide voluntary financial support to funds that are not subject to the Volcker Rule, although any such support is not expected to be material to the results of operations of the firm. Except for the fee waivers noted above, the firm did not provide any additional financial support to its affiliated funds during either the three months ended March 2024 or March 2023.
In addition, in the ordinary course of business, the firm may also engage in other activities with its affiliated funds, including, among others, securities lending, trade execution, market-making, custody, and acquisition and bridge financing. See Note 18 for information about the firm’s investment commitments related to these funds.

81	Goldman Sachs March 2024 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Note 23.
Interest Income and Interest Expense
Interest is recorded over the life of the instrument on an accrual basis based on contractual interest rates.
The table below presents sources of interest income and interest expense.

	Three Months Ended March
$ in millions	2024	2023
Deposits with banks	$2,787	$2,470
Collateralized agreements	4,789	3,389
Trading assets	2,913	1,824
Investments	1,193	817
Loans	3,941	3,458
Other interest	3,932	2,980
Total interest income	19,555	14,938
Deposits	5,147	3,495
Collateralized financings	4,206	2,360
Trading liabilities	688	598
Short-term borrowings	456	216
Long-term borrowings	2,777	2,650
Other interest	4,673	3,838
Total interest expense	17,947	13,157
Net interest income	$1,608	$1,781
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
Deferred Income Taxes
Deferred income taxes reflect the net tax effects of temporary differences between the financial reporting and tax bases of assets and liabilities. These temporary differences result in taxable or deductible amounts in future years and are measured using the tax rates and laws that will be in effect when such differences are expected to reverse. Valuation allowances are established to reduce deferred tax assets to the amount that more likely than not will be realized and primarily relate to the ability to utilize losses and tax credits in various tax jurisdictions. Tax assets are included in other assets and tax liabilities are included in other liabilities.
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

Goldman Sachs March 2024 Form 10-Q	82

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
The table below presents the earliest tax years that remain subject to examination by major jurisdiction.

As of
Jurisdiction	March 2024
U.S. Federal	2011
New York State and City	2015
United Kingdom	2017
Japan	2017
Hong Kong	2017
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

83	Goldman Sachs March 2024 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Segment Results
The table below presents a summary of the firm’s segment results.

	Three Months Ended March
$ in millions	2024	2023
Global Banking & Markets
Non-interest revenues	$9,483	$8,097
Net interest income	243	347
Total net revenues	9,726	8,444
Provision for credit losses	96	129
Operating expenses	5,153	4,629
Pre-tax earnings	$4,477	$3,686
Net earnings	$3,532	$2,986
Net earnings to common	$3,377	$2,876
Average common equity	$75,000	$69,497
Return on average common equity	18.0%	16.6%

Asset & Wealth Management
Non-interest revenues	$3,098	$2,330
Net interest income	691	886
Total net revenues	3,789	3,216
Provision for credit losses	(22)	(565)
Operating expenses	2,934	3,168
Pre-tax earnings	$877	$613
Net earnings	$692	$496
Net earnings to common	$653	$464
Average common equity	$26,456	$32,684
Return on average common equity	9.9%	5.7%

Platform Solutions
Non-interest revenues	$24	$16
Net interest income	674	548
Total net revenues	698	564
Provision for credit losses	244	265
Operating expenses	571	605
Pre-tax earnings/(loss)	$(117)	$(306)
Net earnings/(loss)	$(92)	$(248)
Net earnings/(loss) to common	$(99)	$(253)
Average common equity	$4,734	$3,935
Return on average common equity	(8.4)%	(25.7)%

Total
Non-interest revenues	$12,605	$10,443
Net interest income	1,608	1,781
Total net revenues	14,213	12,224
Provision for credit losses	318	(171)
Operating expenses	8,658	8,402
Pre-tax earnings	$5,237	$3,993
Net earnings	$4,132	$3,234
Net earnings to common	$3,931	$3,087
Average common equity	$106,190	$106,116
Return on average common equity	14.8%	11.6%
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
•Expenses not directly associated with specific segments are allocated based on an estimate of support provided to each segment.
The table below presents depreciation and amortization expense by segment.

	Three Months Ended March
$ in millions	2024	2023
Global Banking & Markets	$295	$277
Asset & Wealth Management	289	618
Platform Solutions	43	75
Total	$627	$970
In the table above, the decrease in Asset & Wealth Management was due to significantly lower impairments related to commercial real estate included within CIEs.
Segment Assets
The table below presents assets by segment.

	As of
	March	December
$ in millions	2024	2023
Global Banking & Markets	$1,449,017	$1,381,247
Asset & Wealth Management	190,451	191,863
Platform Solutions	58,972	68,484
Total	$1,698,440	$1,641,594
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
•Asset & Wealth Management (excluding direct-to-consumer business, Equity investments and Debt investments): location of the sales team; Direct-to-consumer business: location of the client; Equity investments and Debt investments: location of the investment or investment professional.
•Platform Solutions: location of the client.

Goldman Sachs March 2024 Form 10-Q	84

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
The table below presents total net revenues and pre-tax earnings by geographic region.

$ in millions	2024		2023
Three Months Ended March
Americas	$9,181	65%	$7,194	59%
EMEA	3,470	24%	3,584	29%
Asia	1,562	11%	1,446	12%
Total net revenues	$14,213	100%	$12,224	100%

Americas	$3,276	62%	$2,019	51%
EMEA	1,503	29%	1,560	39%
Asia	458	9%	414	10%
Total pre-tax earnings	$5,237	100%	$3,993	100%
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
The table below presents the credit concentrations included in trading cash instruments and investments.

	As of
	March	December
$ in millions	2024	2023
U.S. government and agency obligations	$310,816	$260,531
Percentage of total assets	18.3%	15.9%
Non-U.S. government and agency obligations	$77,339	$90,681
Percentage of total assets	4.6%	5.5%

In addition, the firm had $177.56 billion as of March 2024 and $206.07 billion as of December 2023 of cash deposits held at central banks (included in cash and cash equivalents), of which $91.11 billion as of March 2024 and $105.66 billion as of December 2023 was held at the Federal Reserve.
As of both March 2024 and December 2023, the firm did not have credit exposure to any other counterparty that exceeded 2% of total assets.
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

	As of
	March	December
$ in millions	2024	2023
U.S. government and agency obligations	$172,932	$154,056
Non-U.S. government and agency obligations	$83,609	$92,833
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

85	Goldman Sachs March 2024 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
With respect to matters described below for which management has been able to estimate a range of reasonably possible loss where (i) actual or potential plaintiffs have claimed an amount of money damages, (ii) the firm is being, or threatened to be, sued by purchasers in a securities offering and is not being indemnified by a party that the firm believes will pay the full amount of any judgment, or (iii) the purchasers are demanding that the firm repurchase securities, management has estimated the upper end of the range of reasonably possible loss based on (a) in the case of (i), the amount of money damages claimed, (b) in the case of (ii), the difference between the initial sales price of the securities that the firm sold in such offering and the estimated lowest subsequent price of such securities prior to the action being commenced and (c) in the case of (iii), the price that purchasers paid for the securities less the estimated value, if any, as of March 2024 of the relevant securities, in each of cases (i), (ii) and (iii), taking into account any other factors believed to be relevant to the particular matter or matters of that type. As of the date hereof, the firm has estimated the upper end of the range of reasonably possible aggregate loss for such matters and for any other matters described below where management has been able to estimate a range of reasonably possible aggregate loss to be approximately $2.1 billion in excess of the aggregate reserves for such matters.
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
On October 22, 2020, the firm announced that it reached settlements of governmental and regulatory investigations relating to 1MDB with the DOJ, the SEC, the FRB, the NYDFS, the Financial Conduct Authority, the Prudential Regulation Authority, the Singapore Attorney General’s Chambers, the Singapore Commercial Affairs Department, the Monetary Authority of Singapore and the Hong Kong Securities and Futures Commission. Group Inc. entered into a three-year deferred prosecution agreement with the DOJ, in which a charge against the firm, one count of conspiracy to violate the FCPA, was filed and was later moved to be dismissed in April 2024 in accordance with the agreement. In addition, GS Malaysia pleaded guilty to one count of conspiracy to violate the FCPA, and was sentenced on June 9, 2021. In May 2021, the U.S. Department of Labor granted the firm a five-year exemption to maintain its status as a qualified professional asset manager (QPAM).

Goldman Sachs March 2024 Form 10-Q	86

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
On December 20, 2018, a putative securities class action lawsuit was filed in the U.S. District Court for the Southern District of New York against Group Inc. and certain former officers of the firm alleging violations of the anti-fraud provisions of the Exchange Act with respect to Group Inc.’s disclosures and public statements concerning 1MDB and seeking unspecified damages. The plaintiff filed the second amended complaint on October 28, 2019. On June 28, 2021, the court dismissed the claims against one of the individual defendants but denied the defendants’ motion to dismiss with respect to the firm and the remaining individual defendants. On August 4, 2023, the plaintiff filed a third amended complaint. On September 29, 2023, the plaintiff moved for class certification. On April 5, 2024, the Magistrate Judge recommended that the plaintiff’s motion for class certification be granted in part and denied in part.
Mortgage-Related Matters
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
Banco Espirito Santo S.A. and Oak Finance
In December 2014, September 2015 and December 2015, the Bank of Portugal (BoP) rendered decisions to reverse an earlier transfer to Novo Banco of an $835 million facility agreement (the Facility), structured by GSI, between Oak Finance Luxembourg S.A. (Oak Finance), a special purpose vehicle formed in connection with the Facility, and Banco Espirito Santo S.A. (BES) prior to the failure of BES. In response, GSI and, with respect to the BoP’s December 2015 decision, GSIB commenced actions beginning in February 2015 against Novo Banco S.A. (Novo Banco) in the English Commercial Court and the BoP in the Portuguese Administrative Court. In July 2018, the English Supreme Court found that the English courts will not have jurisdiction over GSI’s action unless and until the Portuguese Administrative Court finds against BoP in GSI’s parallel action. In July 2018, the Liquidation Committee for BES issued a decision seeking to claw back from GSI $54 million paid to GSI and $50 million allegedly paid to Oak Finance in connection with the Facility, alleging that GSI acted in bad faith in extending the Facility, including because GSI allegedly knew that BES was at risk of imminent failure. In October 2018, GSI commenced an action in the Lisbon Commercial Court challenging the Liquidation Committee’s decision and has since also issued a claim against the Portuguese State seeking compensation for losses of approximately $222 million related to the failure of BES, together with a contingent claim for the $104 million sought by the Liquidation Committee. On April 11, 2023, GSI commenced administrative proceedings against the BoP, seeking the nullification of the BoP’s September 2015 and December 2015 decisions on new grounds.
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

87	Goldman Sachs March 2024 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Archegos-Related Matters
GS&Co. is among the underwriters named as defendants in a putative securities class action filed on August 13, 2021 in New York Supreme Court, County of New York, relating to ViacomCBS Inc.’s (ViacomCBS) March 2021 public offerings of $1.7 billion of common stock and $1.0 billion of preferred stock. In addition to the underwriters, the defendants include ViacomCBS and certain of its officers and directors. GS&Co. underwrote 646,154 shares of common stock representing an aggregate offering price of approximately $55 million and 323,077 shares of preferred stock representing an aggregate offering price of approximately $32 million. The complaint asserts claims under the federal securities laws and alleges that the offering documents contained material misstatements and omissions, including, among other things, that the offering documents failed to disclose that Archegos Capital Management, LP (Archegos) had substantial exposure to ViacomCBS, including through total return swaps to which certain of the underwriters (the trading underwriters), including GS&Co., were allegedly counterparties, and that such underwriters failed to disclose their exposure to Archegos. On December 21, 2021, the plaintiffs filed a corrected amended complaint. The complaint seeks rescission and compensatory damages in unspecified amounts. On February 6, 2023, the trial court dismissed the claims against ViacomCBS and the individual defendants, but denied the defendants’ motions to dismiss with respect to GS&Co. and the other underwriter defendants. On January 4, 2024, the trial court granted the plaintiffs’ motion for class certification, and on February 14, 2024, the underwriter defendants appealed. On April 4, 2024, the Appellate Division for the First Department affirmed the trial court’s dismissal of the claims against ViacomCBS and the individual defendants, reversed the trial court’s failure to dismiss the claims against the non-trading underwriter defendants, and affirmed the trial court’s denial of the motion to dismiss claims against the trading underwriter defendants, including GS&Co.
Group Inc. is also a defendant in putative securities class actions filed beginning in October 2021 and consolidated in the U.S. District Court for the Southern District of New York. The complaints allege that Group Inc., along with another financial institution, sold shares in Baidu Inc. (Baidu), Discovery Inc. (Discovery), GSX Techedu Inc. (Gaotu), iQIYI Inc. (iQIYI), Tencent Music Entertainment Group (Tencent), ViacomCBS, and Vipshop Holdings Ltd. (Vipshop) based on material nonpublic information regarding the liquidation of Archegos’ position in Baidu, Discovery, Gaotu, iQIYI, Tencent, ViacomCBS and Vipshop, respectively. The complaints generally assert violations of Sections 10(b), 20A and 20(a) of the Exchange Act and seek unspecified damages. In May 2023, the plaintiffs in the class actions filed second amended complaints, and on March 28, 2024, the court granted the defendants’ motion to dismiss the second amended complaints with prejudice. On April 26, 2024, the plaintiffs appealed to the U.S. Court of Appeals for the Second Circuit.
On January 24, 2022, the firm received a demand from an alleged shareholder under Section 220 of the Delaware General Corporation Law for books and records relating to, among other things, the firm’s involvement with Archegos and the firm’s controls with respect to insider trading.
Silicon Valley Bank Matters
GS&Co. is among the underwriters named as defendants in a putative securities class action filed on April 7, 2023 and consolidated in the U.S. District Court for the Northern District of California and an individual action filed on January 25, 2024 in the same court relating to SVB Financial Group’s (SVBFG) January 2021 public offerings of $500 million principal amount of senior notes and $750 million of depositary shares representing interests in preferred stock, March 2021 public offering of approximately $1.2 billion of common stock, May 2021 public offerings of $1.0 billion of depositary shares representing interests in preferred stock and $500 million principal amount of senior notes, August 2021 public offering of approximately $1.3 billion of common stock, and April 2022 public offering of $800 million aggregate principal amount of senior notes, among other public offerings of securities. In addition to the underwriters, the defendants include certain of SVBFG’s officers and directors and its auditor. GS&Co. underwrote an aggregate of 831,250 depositary shares representing an aggregate offering price of approximately $831 million, an aggregate of 3,266,108 shares of common stock representing an aggregate offering price of approximately $1.8 billion and senior notes representing an aggregate price to the public of approximately $727 million. The complaints generally assert claims under the federal securities laws and allege that the offering documents contained material misstatements and omissions. The complaints seek compensatory damages in unspecified amounts. On March 17, 2023, SVBFG filed for Chapter 11 bankruptcy in the U.S. Bankruptcy Court for the Southern District of New York. On January 16, 2024, the plaintiffs filed a consolidated amended complaint in the putative class action, and on April 3, 2024, the defendants moved to dismiss the consolidated amended complaint.
The firm is also cooperating with and providing information to various governmental bodies in connection with their investigations and inquiries regarding SVBFG and its affiliates (collectively SVB), including the firm’s business with SVB in or around March 2023, when SVB engaged the firm to assist with a proposed capital raise and SVB sold the firm a portfolio of securities.

Goldman Sachs March 2024 Form 10-Q	88

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

89	Goldman Sachs March 2024 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
ContextLogic Inc. GS&Co. is among the underwriters named as defendants in putative securities class actions filed beginning on May 17, 2021 and consolidated in the U.S. District Court for the Northern District of California, relating to ContextLogic Inc.’s (ContextLogic) $1.1 billion December 2020 initial public offering of common stock. In addition to the underwriters, the defendants include ContextLogic and certain of its officers and directors. GS&Co. underwrote 16,169,000 shares of common stock representing an aggregate offering price of approximately $388 million. On July 15, 2022, the plaintiffs filed a consolidated amended complaint, and on March 10, 2023, the court granted the defendants’ motion to dismiss the consolidated amended complaint with leave to amend. On April 10, 2023, the plaintiffs filed a second consolidated amended complaint, and on December 22, 2023, the court granted in part and denied in part the defendants’ motion to dismiss the second consolidated amended complaint with leave to amend. On February 15, 2024, the plaintiffs filed a third consolidated amended complaint, and on April 5, 2024, the defendants moved to dismiss the third consolidated amended complaint.
DiDi Global Inc. Goldman Sachs (Asia) L.L.C. (GS Asia) is among the underwriters named as defendants in putative securities class actions filed beginning on July 6, 2021 in the U.S. District Courts for the Southern District of New York and the Central District of California and New York Supreme Court, County of New York, relating to DiDi Global Inc.’s (DiDi) $4.4 billion June 2021 initial public offering of American Depositary Shares (ADS). In addition to the underwriters, the defendants include DiDi and certain of its officers and directors. GS Asia underwrote 104,554,000 ADS representing an aggregate offering price of approximately $1.5 billion. On September 22, 2021, plaintiffs in the California action voluntarily dismissed their claims without prejudice. On May 5, 2022, plaintiffs in the consolidated federal action filed a second consolidated amended complaint, which includes allegations of violations of Sections 10(b) and 20A of the Exchange Act against the underwriter defendants. On March 14, 2024, the court denied the defendants’ motions to dismiss the second consolidated amended complaint.

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
Zymergen Inc. GS&Co. is among the underwriters named as defendants in a putative securities class action filed on August 4, 2021 in the U.S. District Court for the Northern District of California relating to Zymergen Inc.’s (Zymergen) $575 million April 2021 initial public offering of common stock. In addition to the underwriters, the defendants include Zymergen, certain of its officers and directors and certain of its shareholders. GS&Co. underwrote 5,750,345 shares of common stock representing an aggregate offering price of approximately $178 million. On February 24, 2022, the plaintiffs filed an amended complaint, and on November 29, 2022, the court granted in part and denied in part the defendants’ motion to dismiss the amended complaint, denying dismissal of the claims for violations of Section 11 of the Securities Act. On August 11, 2023, the court granted the plaintiffs’ motion for class certification. On October 3, 2023, Zymergen and three affiliates filed Chapter 11 bankruptcy petitions in the U.S. Bankruptcy Court for the District of Delaware. On March 4, 2024, the plaintiffs filed a second amended complaint.
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

Goldman Sachs March 2024 Form 10-Q	90

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
Rivian Automotive Inc. GS&Co. is among the underwriters named as defendants in putative securities class actions filed on March 7, 2022 and February 28, 2023 in the U.S. District Court for the Central District of California and in the Superior Court of the State of California, County of Orange, respectively, relating to Rivian Automotive Inc.’s (Rivian) approximately $13.7 billion November 2021 initial public offering. In addition to the underwriters, the defendants include Rivian and certain of its officers and directors. GS&Co. underwrote 44,733,050 shares of common stock representing an aggregate offering price of approximately $3.5 billion. On March 2, 2023, the plaintiffs in the federal court action filed an amended consolidated complaint, and on July 3, 2023, the court denied the defendants’ motion to dismiss the amended consolidated complaint. On June 30, 2023, the court in the state court action granted the defendants’ motion to dismiss the complaint, and on September 1, 2023, the plaintiffs appealed. On December 1, 2023, the plaintiffs in the federal court action moved for class certification.

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
Robinhood Markets, Inc. GS&Co. is among the underwriters named as defendants in a putative securities class action filed on December 17, 2021 in the U.S. District Court for the Northern District of California relating to Robinhood Markets, Inc.’s (Robinhood) approximately $2.2 billion July 2021 initial public offering. In addition to the underwriters, the defendants include Robinhood and certain of its officers and directors. GS&Co. underwrote 18,039,706 shares of common stock representing an aggregate offering price of approximately $686 million. On February 10, 2023, the court granted the defendants’ motion to dismiss the complaint with leave to amend, and on March 13, 2023, the plaintiffs filed a second amended complaint. On January 24, 2024, the court granted the defendants’ motion to dismiss the second amended complaint without leave to amend. On February 21, 2024, the plaintiffs appealed to the U.S. Court of Appeals for the Ninth Circuit.
ON24, Inc. GS&Co. is among the underwriters named as defendants in a putative securities class action filed on November 3, 2021 in the U.S. District Court for the Northern District of California relating to ON24, Inc.’s (ON24) approximately $492 million February 2021 initial public offering of common stock. In addition to the underwriters, the defendants include ON24 and certain of its officers and directors, including a director who was a Managing Director of GS&Co. at the time of the initial public offering. GS&Co. underwrote 3,616,785 shares of common stock representing an aggregate offering price of approximately $181 million. On March 18, 2022, the plaintiffs filed a consolidated complaint, and on July 7, 2023, the court granted the defendants’ motion to dismiss the consolidated complaint with leave to amend. On September 1, 2023, the plaintiffs filed an amended consolidated complaint, and on March 5, 2024, the court granted the defendants’ motion to dismiss the amended consolidated complaint with prejudice. On April 4, 2024, the plaintiffs appealed to the U.S. Court of Appeals for the Ninth Circuit.

91	Goldman Sachs March 2024 Form 10-Q

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

Reata Pharmaceuticals, Inc. GS&Co. is among the underwriters named as defendants in a consolidated amended complaint for a putative securities class action filed on June 21, 2022 in the U.S. District Court for the Eastern District of Texas relating to Reata Pharmaceuticals, Inc.’s (Reata) approximately $282 million December 2020 public offering of common stock. In addition to the underwriters, the defendants include Reata and certain of its officers and directors. GS&Co. underwrote 1,000,000 shares of common stock representing an aggregate offering price of approximately $141 million. On September 7, 2022, the defendants moved to dismiss the consolidated amended complaint. On March 29, 2024, the court approved a settlement, which does not require a contribution from GS&Co.
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
MINISO Group Holding Limited. GS Asia is among the underwriters named as defendants in a putative securities class action filed on August 17, 2022 in the U.S. District Court for the Central District of California and transferred to the U.S. District Court for the Southern District of New York on November 18, 2022 relating to MINISO Group Holding Limited’s (MINISO) approximately $656 million October 2020 initial public offering of ADS. In addition to the underwriters, the defendants include MINISO and certain of its officers and directors. GS Asia underwrote 16,408,093 ADS representing an aggregate offering price of approximately $328 million. On April 24, 2023, the plaintiffs filed a second amended complaint, and on February 23, 2024, the court granted the defendants’ motion to dismiss the second amended complaint with leave to amend.

Goldman Sachs March 2024 Form 10-Q	92

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
Opendoor Technologies Inc. GS&Co. is among the underwriters named as defendants in a putative securities class action filed on November 22, 2022 in the U.S. District Court for the District of Arizona relating to, among other things, Opendoor Technologies Inc.’s (Opendoor) approximately $886 million February 2021 public offering of common stock. In addition to the underwriters, the defendants include Opendoor and certain of its officers and directors. GS&Co. underwrote 10,173,401 shares of common stock representing an aggregate offering price of approximately $275 million. On April 17, 2023, the plaintiffs filed a consolidated amended complaint, and on February 28, 2024, the court granted the defendants’ motion to dismiss the consolidated amended complaint with leave to amend.
FIGS, Inc. GS&Co. is among the underwriters named as defendants in a putative securities class action filed on December 8, 2022 in the U.S. District Court for the Central District of California relating to FIGS, Inc.’s (FIGS) approximately $668 million May 2021 initial public offering and approximately $413 million September 2021 secondary equity offering. In addition to the underwriters, the defendants include FIGS, certain of its officers and directors and certain of its shareholders. GS&Co. underwrote 9,545,073 shares of common stock in the May 2021 initial public offering representing an aggregate offering price of approximately $210 million and 3,179,047 shares of common stock in the September 2021 secondary equity offering representing an aggregate offering price of approximately $128 million. On April 10, 2023, the plaintiffs filed a consolidated complaint, and on January 17, 2024, the court granted the defendants’ motions to dismiss the consolidated complaint with leave to amend. On March 19, 2024, the plaintiffs filed a first amended complaint.
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

93	Goldman Sachs March 2024 Form 10-Q

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
iQIYI, Inc. GS Asia is among the underwriters named as defendants in a putative securities class action filed on June 1, 2021 in the U.S. District Court for the Eastern District of New York relating to iQIYI’s approximately $2.4 billion March 2018 initial public offering of ADS. In addition to the underwriters, the defendants include iQIYI, certain of its officers and directors and its controlling shareholder. GS Asia underwrote 69,751,212 ADS representing an aggregate offering price of approximately $1.3 billion. On November 30, 2022, the defendants served a motion to dismiss the amended complaint. On March 11, 2024, the plaintiffs filed a second amended complaint.
F45 Training Holdings Inc. GS&Co. is among the underwriters named as defendants in an amended complaint for a putative securities class action filed on May 19, 2023 in the U.S. District Court for the Western District of Texas relating to F45 Training Holdings Inc.’s (F45) approximately $350 million July 2021 initial public offering of common stock. In addition to the underwriters, the defendants include F45, certain of its officers and directors and certain of its shareholders. GS&Co. acted as a qualified independent underwriter for the offering and underwrote 8,303,744 shares of common stock representing an aggregate offering price of approximately $133 million. On August 7, 2023, the defendants filed a motion to dismiss the amended complaint. On January 25, 2024, the plaintiffs filed a second amended complaint, and on March 11, 2024, the defendants moved to dismiss the second amended complaint.

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
agilon health, inc. GS&Co. is among the underwriters named as defendants in putative securities class actions filed on March 19, 2024 and April 2, 2024 in the U.S. District Court for the Western District of Texas and the U.S. District Court for the Southern District of New York, respectively, relating to agilon health, inc.’s (agilon) approximately $1.2 billion April 2021 initial public offering and approximately $1.8 billion May 2023 secondary equity offering. In addition to the underwriters, the defendants include agilon, certain of its officers and directors and certain of its shareholders. GS&Co. underwrote 10,631,949 shares of common stock in the April 2021 initial public offering representing an aggregate offering price of approximately $245 million and 26,879,772 shares of common stock in the May 2023 secondary equity offering, of which 2,731,638 shares were purchased by agilon, representing an aggregate offering price of approximately $519 million sold to third parties.
Investment Management Services
Group Inc. and certain of its affiliates are parties to various civil litigation and arbitration proceedings and other disputes with clients relating to losses allegedly sustained as a result of the firm’s investment management services. These claims generally seek, among other things, restitution or other compensatory damages and, in some cases, punitive damages.

Goldman Sachs March 2024 Form 10-Q	94

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
GS&Co. is also among the defendants named in a related putative class action filed on June 2, 2021 in the U.S. District Court for the Southern District of New York. The complaint alleges the same conspiracy in the market for VRDOs as that alleged in the consolidated amended complaint filed on May 31, 2019, and asserts federal antitrust law, state law and state common law claims against the defendants. The complaint seeks declaratory and injunctive relief, as well as unspecified amounts of compensatory, treble and other damages. On August 6, 2021, plaintiffs in the May 31, 2019 action filed an amended complaint consolidating the June 2, 2021 action with the May 31, 2019 action. On September 14, 2021, defendants filed a joint partial motion to dismiss the August 6, 2021 amended consolidated complaint. On June 28, 2022, the court granted in part and denied in part the defendants’ motion to dismiss, dismissing the state breach of fiduciary duty claim against GS&Co., but declining to dismiss any portion of the federal antitrust law claims. On September 21, 2023, the court granted the plaintiffs’ motion for class certification. On February 5, 2024, the U.S. Court of Appeals for the Second Circuit granted the defendants’ petition seeking interlocutory review of the district court’s grant of class certification. On February 15, 2024, the district court granted the defendants’ request to stay the proceedings pending their appeal of the district court’s grant of class certification.

95	Goldman Sachs March 2024 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Interest Rate Swap Antitrust Litigation
Group Inc., GS&Co., GSI, GS Bank USA and Goldman Sachs Financial Markets, L.P. are among the defendants named in a putative antitrust class action relating to the trading of interest rate swaps, filed in November 2015 and consolidated in the U.S. District Court for the Southern District of New York. The same Goldman Sachs entities are also among the defendants named in two antitrust actions relating to the trading of interest rate swaps, commenced in April 2016 and June 2018, respectively, in the U.S. District Court for the Southern District of New York by three operators of swap execution facilities and certain of their affiliates. These actions have been consolidated for pretrial proceedings. The complaints generally assert claims under federal antitrust law and state common law in connection with an alleged conspiracy among the defendants to preclude exchange trading of interest rate swaps. The complaints in the individual actions also assert claims under state antitrust law. The complaints seek declaratory and injunctive relief, as well as treble damages in an unspecified amount. Defendants moved to dismiss the class and the first individual action and the district court dismissed the state common law claims asserted by the plaintiffs in the first individual action and otherwise limited the state common law claim in the putative class action and the antitrust claims in both actions to the period from 2013 to 2016. On November 20, 2018, the court granted in part and denied in part the defendants’ motion to dismiss the second individual action, dismissing the state common law claims for unjust enrichment and tortious interference, but denying dismissal of the federal and state antitrust claims. On March 13, 2019, the court denied the plaintiffs’ motion in the putative class action to amend their complaint to add allegations related to conduct from 2008 to 2012, but granted the motion to add limited allegations from 2013 to 2016, which the plaintiffs added in a fourth consolidated amended complaint filed on March 22, 2019. On December 15, 2023, the court denied the plaintiffs’ motion for class certification, and on December 28, 2023, the plaintiffs filed a petition with the U.S. Court of Appeals for the Second Circuit seeking interlocutory review of the district court’s denial of class certification. On February 29, 2024, the parties reached a settlement in principle, subject to final documentation and court approval, to resolve the class action. The firm has reserved the full amount of its proposed contribution to the settlement. The individual actions remain pending.

Commodities-Related Litigation
GSI is among the defendants named in putative class actions relating to trading in platinum and palladium, filed beginning on November 25, 2014 and most recently amended on May 15, 2017, in the U.S. District Court for the Southern District of New York. The amended complaint generally alleges that the defendants violated federal antitrust laws and the Commodity Exchange Act in connection with an alleged conspiracy to manipulate a benchmark for physical platinum and palladium prices and seek declaratory and injunctive relief, as well as treble damages in an unspecified amount. On March 29, 2020, the court granted the defendants’ motions to dismiss and for reconsideration, resulting in the dismissal of all claims, and on February 27, 2023, the U.S. Court of Appeals for the Second Circuit reversed the district court’s dismissal of certain plaintiffs’ antitrust claims and vacated the district court’s dismissal of the plaintiffs’ Commodity Exchange Act claim. On April 12, 2023, the defendants’ petition for rehearing or rehearing en banc with the U.S. Court of Appeals for the Second Circuit was denied. On July 21, 2023, the defendants filed a motion for judgment on the pleadings. On April 19, 2024, the parties reached a settlement in principle, subject to final documentation and court approval, to resolve the class action. The firm has reserved the full amount of its proposed contribution to the settlement.
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

Goldman Sachs March 2024 Form 10-Q	96

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Credit Default Swap Antitrust Litigation
Group Inc., GS&Co. and GSI were among the defendants named in a putative antitrust class action relating to the settlement of credit default swaps, filed on June 30, 2021 in the U.S. District Court for the District of New Mexico. The complaint generally asserts claims under federal antitrust law and the Commodity Exchange Act in connection with an alleged conspiracy among the defendants to manipulate the benchmark price used to value credit default swaps for settlement. The complaint also asserts a claim for unjust enrichment under state common law. The complaint seeks declaratory and injunctive relief, as well as unspecified amounts of treble and other damages. On November 15, 2021, the defendants filed a motion to dismiss the complaint. On February 4, 2022, the plaintiffs filed an amended complaint and voluntarily dismissed Group Inc. from the action. On June 5, 2023, the court dismissed the claims against certain foreign defendants for lack of personal jurisdiction but denied the defendants’ motion to dismiss with respect to GS&Co., GSI and the remaining defendants. On January 24, 2024, the court granted the defendants’ motion to stay the proceedings pending the resolution of the motion filed by the defendants on November 3, 2023 in the U.S. District Court for the Southern District of New York to enforce a 2015 settlement and release among the parties. On January 26, 2024, the U.S. District Court for the Southern District of New York granted the defendants’ motion to enforce the settlement and release and enjoined the plaintiffs from pursuing any claims against the defendants in the New Mexico action for any alleged violation of law based on conduct before June 30, 2014, and on February 23, 2024, the plaintiffs appealed to the U.S. Court of Appeals for the Second Circuit.
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
The firm is cooperating with all such governmental and regulatory investigations and reviews.

97	Goldman Sachs March 2024 Form 10-Q

Report of Independent Registered Public
Accounting Firm
To the Board of Directors and Shareholders of The Goldman Sachs Group, Inc.
Results of Review of Interim Financial Statements
We have reviewed the accompanying consolidated balance sheet of The Goldman Sachs Group, Inc. and its subsidiaries (the Company) as of March 31, 2024, and the related consolidated statements of earnings, comprehensive income, changes in shareholders’ equity, and cash flows for the three month periods ended March 31, 2024 and 2023, including the related notes (collectively referred to as the “interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2023, and the related consolidated statements of earnings, comprehensive income, changes in shareholders’ equity and cash flows for the year then ended (not presented herein), and in our report dated February 22, 2024, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2023, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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
/s/ PricewaterhouseCoopers LLP
New York, New York
May 2, 2024

Goldman Sachs March 2024 Form 10-Q	98

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Statistical Disclosures
Distribution of Assets, Liabilities and Shareholders’ Equity
The tables below present information about average balances, interest and average interest rates.

	Average Balance for
	the Three Months
	Ended March
$ in millions	2024	2023
Assets
U.S.	$122,411	$138,678
Non-U.S.	124,040	125,846
Deposits with banks	246,451	264,524
U.S.	249,514	197,735
Non-U.S.	134,339	164,904
Collateralized agreements	383,853	362,639
U.S.	259,181	183,436
Non-U.S.	177,245	124,071
Trading assets	436,426	307,507
U.S.	133,946	115,308
Non-U.S.	14,120	15,215
Investments	148,066	130,523
U.S.	163,413	155,555
Non-U.S.	16,801	20,138
Loans	180,214	175,693
U.S.	81,619	85,962
Non-U.S.	57,240	60,066
Other interest-earning assets	138,859	146,028
Interest-earning assets	1,533,869	1,386,914
Cash and due from banks	6,378	6,582
Other non-interest-earning assets	102,646	116,570
Assets	$1,642,893	$1,510,066

Liabilities
U.S.	$334,016	$301,304
Non-U.S.	95,178	74,805
Interest-bearing deposits	429,194	376,109
U.S.	193,773	128,316
Non-U.S.	115,325	79,103
Collateralized financings	309,098	207,419
U.S.	57,847	66,002
Non-U.S.	74,287	72,211
Trading liabilities	132,134	138,213
U.S.	49,353	40,513
Non-U.S.	34,382	25,721
Short-term borrowings	83,735	66,234
U.S.	189,922	210,799
Non-U.S.	51,418	44,513
Long-term borrowings	241,340	255,312
U.S.	141,939	156,098
Non-U.S.	87,668	95,910
Other interest-bearing liabilities	229,607	252,008
Interest-bearing liabilities	1,425,108	1,295,295
Non-interest-bearing deposits	4,859	4,742
Other non-interest-bearing liabilities	95,533	93,210
Liabilities	1,525,500	1,393,247
Shareholders’ equity
Preferred stock	11,203	10,703
Common stock	106,190	106,116
Shareholders’ equity	117,393	116,819
Liabilities and shareholders’ equity	$1,642,893	$1,510,066
Percentage attributable to non-U.S. operations
Interest-earning assets	34.15%	36.79%
Interest-bearing liabilities	32.16%	30.28%

	Interest for
	the Three Months
	Ended March
$ in millions	2024	2023
Assets
U.S.	$1,748	$1,767
Non-U.S.	1,039	703
Deposits with banks	2,787	2,470
U.S.	3,412	2,352
Non-U.S.	1,377	1,037
Collateralized agreements	4,789	3,389
U.S.	2,058	1,208
Non-U.S.	855	616
Trading assets	2,913	1,824
U.S.	1,013	629
Non-U.S.	180	188
Investments	1,193	817
U.S.	3,584	3,104
Non-U.S.	357	354
Loans	3,941	3,458
U.S.	2,313	1,761
Non-U.S.	1,619	1,219
Other interest-earning assets	3,932	2,980
Interest-earning assets	$19,555	$14,938
Liabilities
U.S.	$4,020	$2,966
Non-U.S.	1,127	529
Interest-bearing deposits	5,147	3,495
U.S.	2,881	1,681
Non-U.S.	1,325	679
Collateralized financings	4,206	2,360
U.S.	322	260
Non-U.S.	366	338
Trading liabilities	688	598
U.S.	390	187
Non-U.S.	66	29
Short-term borrowings	456	216
U.S.	2,709	2,584
Non-U.S.	68	66
Long-term borrowings	2,777	2,650
U.S.	3,102	2,411
Non-U.S.	1,571	1,427
Other interest-bearing liabilities	4,673	3,838
Interest-bearing liabilities	$17,947	$13,157
Net interest income
U.S.	$704	$732
Non-U.S.	904	1,049
Net interest income	$1,608	$1,781

99	Goldman Sachs March 2024 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Statistical Disclosures

	Annualized
	Average Rate for
	the Three Months
	Ended March
	2024	2023
Assets
U.S.	5.77%	5.10%
Non-U.S.	3.39%	2.23%
Deposits with banks	4.57%	3.74%
U.S.	5.53%	4.76%
Non-U.S.	4.15%	2.52%
Collateralized agreements	5.05%	3.74%
U.S.	3.21%	2.63%
Non-U.S.	1.95%	1.99%
Trading assets	2.70%	2.37%
U.S.	3.06%	2.18%
Non-U.S.	5.16%	4.94%
Investments	3.26%	2.50%
U.S.	8.87%	7.98%
Non-U.S.	8.59%	7.03%
Loans	8.84%	7.87%
U.S.	11.46%	8.19%
Non-U.S.	11.44%	8.12%
Other interest-earning assets	11.45%	8.16%
Interest-earning assets	5.16%	4.31%
Liabilities
U.S.	4.87%	3.94%
Non-U.S.	4.79%	2.83%
Interest-bearing deposits	4.85%	3.72%
U.S.	6.01%	5.24%
Non-U.S.	4.65%	3.43%
Collateralized financings	5.50%	4.55%
U.S.	2.25%	1.58%
Non-U.S.	1.99%	1.87%
Trading liabilities	2.11%	1.73%
U.S.	3.20%	1.85%
Non-U.S.	0.78%	0.45%
Short-term borrowings	2.20%	1.30%
U.S.	5.77%	4.90%
Non-U.S.	0.53%	0.59%
Long-term borrowings	4.65%	4.15%
U.S.	8.84%	6.18%
Non-U.S.	7.25%	5.95%
Other interest-bearing liabilities	8.23%	6.09%
Interest-bearing liabilities	5.09%	4.06%
Interest rate spread	0.07%	0.25%
U.S.	0.28%	0.33%
Non-U.S.	0.70%	0.82%
Net yield on interest-earning assets	0.42%	0.51%
In the tables above:
•Assets, liabilities and interest are classified as U.S. and non-U.S. based on the location of the legal entity in which the assets and liabilities are held.
•Derivative instruments and commodities are included in other non-interest-earning assets and other non-interest-bearing liabilities.
•Average collateralized agreements included $183.53 billion of resale agreements and $200.32 billion of securities borrowed for the three months ended March 2024, and $167.64 billion of resale agreements and $195.00 billion of securities borrowed for the three months ended March 2023.
•Other interest-earning assets primarily consists of certain receivables from customers and counterparties.
•Collateralized financings included $245.73 billion of repurchase agreements and $63.37 billion of securities loaned for the three months ended March 2024, and $168.02 billion of repurchase agreements and $39.40 billion of securities loaned for the three months ended March 2023.
•Substantially all other interest-bearing liabilities consists of certain payables to customers and counterparties.
•Interest rates for borrowings include the effects of interest rate swaps accounted for as hedges.
•Loans exclude loans held for sale that are accounted for at the lower of cost or fair value. Such loans are included within other interest-earning assets.
•Short- and long-term borrowings include both secured and unsecured borrowings.

Goldman Sachs March 2024 Form 10-Q	100

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
This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2023. References to “the 2023 Form 10-K” are to our Annual Report on Form 10-K for the year ended December 31, 2023. References to “this Form 10-Q” are to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2024. All references to “the consolidated financial statements” or “Statistical Disclosures” are to Part I, Item 1 of this Form 10-Q. The consolidated financial statements are unaudited. All references to March 2024 and March 2023 refer to our periods ended, or the dates, as the context requires, March 31, 2024 and March 31, 2023, respectively. All references to December 2023 refer to the date December 31, 2023. Any reference to a future year refers to a year ending on December 31 of that year. Certain reclassifications have been made to previously reported amounts to conform to the current presentation.

Executive Overview
We generated net earnings of $4.13 billion for the first quarter of 2024, compared with $3.23 billion for the first quarter of 2023. Diluted earnings per common share (EPS) was $11.58 for the first quarter of 2024, compared with $8.79 for the first quarter of 2023. Annualized return on average common shareholders’ equity (ROE) was 14.8% for the first quarter of 2024, compared with 11.6% for the first quarter of 2023. Book value per common share was $321.10 as of March 2024, 2.4% higher compared with December 2023.
Net revenues were $14.21 billion for the first quarter of 2024, 16% higher than the first quarter of 2023, reflecting higher net revenues across all segments. The increase in net revenues in Global Banking & Markets reflected significantly higher net revenues in Investment banking fees and higher net revenues in Fixed Income, Currency and Commodities (FICC) and Equities. The increase in net revenues in Asset & Wealth Management primarily reflected significantly higher net revenues in both Private banking and lending (the first quarter of 2023 included net revenues of approximately $(470) million related to a partial sale of the Marcus by Goldman Sachs (Marcus) loans portfolio and the transfer of the remainder of the portfolio to held for sale) and Equity investments, and higher Management and other fees. The increase in net revenues in Platform Solutions reflected significantly higher net revenues in Consumer platforms.
Provision for credit losses was $318 million for the first quarter of 2024, compared with a net benefit of $171 million for the first quarter of 2023. Provisions for the first quarter of 2024 reflected net provisions related to both the credit card portfolio (driven by net charge-offs) and wholesale loans (driven by impairments). The net benefit for the first quarter of 2023 reflected a reserve reduction of approximately $440 million related to a partial sale of the Marcus loans portfolio and the transfer of the remainder of the portfolio to held for sale, partially offset by net provisions related to the credit card and point-of-sale loan portfolios (driven by net charge-offs and growth) and a provision related to a term deposit with First Republic Bank (First Republic).
Operating expenses were $8.66 billion for the first quarter of 2024, 3% higher than the first quarter of 2023, primarily reflecting higher compensation and benefits expenses (reflecting improved operating performance), higher transaction based expenses and an incremental expense for the FDIC special assessment fee, partially offset by significantly lower impairments related to commercial real estate included in consolidated investment entities (CIEs). Our efficiency ratio (total operating expenses divided by total net revenues) was 60.9% for the first quarter of 2024, compared with 68.7% for the first quarter of 2023.

101	Goldman Sachs March 2024 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
During the first quarter of 2024, we returned a total of $2.43 billion of capital to common shareholders, including $1.50 billion of common share repurchases and $929 million of common stock dividends. As of March 2024, our Common Equity Tier 1 (CET1) capital ratio was 14.6% under the Standardized Capital Rules and 15.9% under the Advanced Capital Rules. See Note 20 to the consolidated financial statements for further information about our capital ratios.
Business Environment
During the first quarter of 2024, the global economy grew, but economic activity continued to be impacted by concerns about inflation and ongoing geopolitical stresses, including tensions with China and the conflicts in Ukraine and the Middle East. Additionally, markets were focused on the potential timing and amount of policy interest rate cuts by central banks globally, as well as persistent concerns about commercial real estate. However, the U.S. economy has proven to be resilient, supported by a number of factors, including government spending, as well as labor force growth driven by above-trend levels of immigration.
There remains uncertainty and concerns about geopolitical risks, central bank policy, inflation, the commercial real estate sector and potential increases in regulatory capital requirements. See “Results of Operations — Segment Assets and Operating Results — Segment Operating Results” for further information about the operating environment for each of our business segments.
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
Instruments classified in level 3 of the fair value hierarchy are those which require one or more significant inputs that are not observable. Level 3 financial assets represented 1.4% as of March 2024 and 1.5% as of December 2023 of our total assets. See Notes 4 and 5 to the consolidated financial statements for further information about level 3 financial assets, including changes in level 3 financial assets and related fair value measurements. Absent evidence to the contrary, instruments classified in level 3 of the fair value hierarchy are initially valued at transaction price, which is considered to be the best initial estimate of fair value. Subsequent to the transaction date, we use other methodologies to determine fair value, which vary based on the type of instrument. Estimating the fair value of level 3 financial instruments requires judgments to be made. These judgments include:
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
Regardless of the methodology, valuation inputs and assumptions are only changed when corroborated by substantive evidence.

Goldman Sachs March 2024 Form 10-Q	102

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

103	Goldman Sachs March 2024 Form 10-Q

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
To estimate the potential impact of an adverse macroeconomic environment on our allowance for credit losses, we, among other things, compared the expected credit losses under the weighted average forecast used in the calculation of allowance for credit losses as of March 2024 (which was weighted towards the baseline and adverse economic scenarios) to the expected credit losses under a 100% weighted adverse economic scenario. The adverse economic scenario of the forecast model reflects a global recession in the second quarter of 2024 through the second quarter of 2025, resulting in an economic contraction and rising unemployment rates. A 100% weighting to the adverse economic scenario would have resulted in an approximate $0.7 billion increase in our allowance for credit losses as of March 2024. This hypothetical increase does not take into consideration any potential adjustments to qualitative reserves. The forecasts of macroeconomic conditions are inherently uncertain and do not take into account any other offsetting or correlated effects. The actual credit loss in an adverse macroeconomic environment may differ significantly from this estimate. See Note 9 to the consolidated financial statements for further information about the allowance for credit losses.

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

Goldman Sachs March 2024 Form 10-Q	104

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
In accounting for income taxes, we recognize tax positions in the financial statements only when it is more likely than not that the position will be sustained on examination by the relevant taxing authority based on the technical merits of the position. We use estimates to recognize current and deferred income taxes in the U.S. federal, state and local and non-U.S. jurisdictions in which we operate. The income tax laws in these jurisdictions are complex and can be subject to different interpretations between taxpayers and taxing authorities. Disputes may arise over these interpretations and can be settled by audit, administrative appeals or judicial proceedings. Our interpretations are reevaluated quarterly based on guidance currently available, tax examination experience and the opinions of legal counsel, among other factors. We recognize deferred taxes based on the amount that will more likely than not be realized in the future based on enacted income tax laws. Our estimate for deferred taxes includes estimates for future taxable earnings, including the level and character of those earnings, and various tax planning strategies. See Note 24 to the consolidated financial statements in Part II, Item 8 of the 2023 Form 10-K for further information about income taxes.
Recent Accounting Developments
See Note 3 to the consolidated financial statements for information about Recent Accounting Developments.

105	Goldman Sachs March 2024 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
Results of Operations
The composition of our net revenues has varied over time as financial markets and the scope of our operations have changed. The composition of net revenues can also vary over the shorter term due to fluctuations in U.S. and global economic and market conditions. See “Risk Factors” in Part I, Item 1A of the 2023 Form 10-K for further information about the impact of economic and market conditions on our results of operations.
Financial Overview
The table below presents an overview of our financial results and selected financial ratios.

	Three Months Ended March
$ in millions, except per share amounts	2024	2023
Net revenues	$14,213	$12,224
Pre-tax earnings	$5,237	$3,993
Net earnings	$4,132	$3,234
Net earnings to common	$3,931	$3,087
Diluted EPS	$11.58	$8.79
ROE	14.8%	11.6%
ROTE	15.9%	12.6%
Net earnings to average assets	1.0%	0.9%
Return on shareholders’ equity	14.1%	11.1%
Average equity to average assets	7.1%	7.7%
Dividend payout ratio	23.7%	28.4%
Our target (through-the-cycle) is to achieve ROE within a range of 14% to 16% and return on average tangible common shareholders’ equity (ROTE) within a range of 15% to 17%.
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

	Average for the
	Three Months Ended March
$ in millions	2024	2023
Total shareholders’ equity	$117,393	$116,819
Preferred stock	(11,203)	(10,703)
Common shareholders’ equity	106,190	106,116
Goodwill	(5,903)	(6,392)
Identifiable intangible assets	(1,124)	(1,985)
Tangible common shareholders’ equity	$99,163	$97,739
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
Net Revenues
The table below presents our net revenues by line item.

	Three Months Ended March
$ in millions	2024	2023
Investment banking	$2,085	$1,578
Investment management	2,491	2,289
Commissions and fees	1,077	1,088
Market making	5,992	5,433
Other principal transactions	960	55
Total non-interest revenues	12,605	10,443
Interest income	19,555	14,938
Interest expense	17,947	13,157
Net interest income	1,608	1,781
Total net revenues	$14,213	$12,224
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

Goldman Sachs March 2024 Form 10-Q	106

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
Operating Environment. During the first quarter of 2024, the operating environment was generally characterized by continued broad macroeconomic concerns, including concerns and uncertainty about inflation, ongoing geopolitical tensions and central bank policy. Industry-wide investment banking activity levels experienced a decline in completed mergers and acquisitions transactions compared with the fourth quarter of 2023, while underwriting volumes increased, particularly for debt offerings. Market-making activity levels were relatively steady compared with the prior quarter. Improvements in the outlook for economic conditions contributed to generally higher global equity prices compared with the end of 2023, and concerns about the commercial real estate market persisted. In the U.S., the rate of unemployment remained low and the pace of growth in consumer spending declined compared with the fourth quarter of 2023.
If uncertainty and concerns about geopolitical tensions and the economic outlook remain elevated or grow, including those about central bank policy, inflation, the commercial real estate sector, and potential increases in regulatory capital requirements, it may lead to a decline in asset prices, a decline in market-making activity levels, or a decline in investment banking activity levels, and net revenues and provision for credit losses would likely be negatively impacted. See “Segment Assets and Operating Results — Segment Operating Results” for information about the operating environment and material trends and uncertainties that may impact our results of operations.
Three Months Ended March 2024 versus March 2023
Net revenues in the consolidated statements of earnings were $14.21 billion for the first quarter of 2024, 16% higher than the first quarter of 2023, primarily reflecting significantly higher other principal transactions revenues and investment banking revenues and higher market making revenues and investment management revenues, partially offset by lower net interest income.
Non-Interest Revenues. Investment banking revenues in the consolidated statements of earnings were $2.09 billion for the first quarter of 2024, 32% higher than the first quarter of 2023, reflecting significantly higher revenues in debt underwriting, primarily driven by leveraged finance activity, in advisory, reflecting an increase in completed mergers and acquisitions transactions, and in equity underwriting, primarily from initial public and secondary offerings.
Investment management revenues in the consolidated statements of earnings were $2.49 billion for the first quarter of 2024, 9% higher than the first quarter of 2023, due to higher management and other fees, primarily reflecting the impact of higher average assets under supervision (AUS).
Commissions and fees in the consolidated statements of earnings were $1.08 billion for the first quarter of 2024, essentially unchanged compared with the first quarter of 2023.
Market making revenues in the consolidated statements of earnings were $5.99 billion for the first quarter of 2024, 10% higher than the first quarter of 2023, reflecting higher revenues in financing and intermediation. The increase from financing activities reflected significantly higher revenues from equity financing, partially offset by significantly lower revenues from FICC financing. The increase from intermediation activities primarily reflected significantly higher revenues in mortgages and currencies, partially offset by significantly lower revenues in commodities.
Other principal transactions revenues in the consolidated statements of earnings were $960 million for the first quarter of 2024, compared with $55 million for the first quarter of 2023, with the increase primarily reflecting the impact of the sale of the Marcus loans portfolio in 2023 (including the significant mark-down of the portfolio in the first quarter of 2023 of approximately $470 million), higher net gains from derivatives related to our borrowings and lower net losses on hedges related to relationship lending.
Net Interest Income. Net interest income in the consolidated statements of earnings was $1.61 billion for the first quarter of 2024, 10% lower than the first quarter of 2023, reflecting a significant increase in interest expense, partially offset by a significant increase in interest income. The increase in interest expense primarily related to collateralized financings, reflecting the impact of higher average balances, and deposits and other interest-bearing liabilities, both reflecting the impact of higher average interest rates. The increase in interest income primarily related to collateralized agreements, other interest income, and loans, each reflecting the impact of higher average interest rates, and trading assets, reflecting the impact of higher average balances. See “Statistical Disclosures — Distribution of Assets, Liabilities and Shareholders’ Equity” for further information about our sources of net interest income.

107	Goldman Sachs March 2024 Form 10-Q

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
The table below presents our provision for credit losses.

	Three Months Ended March
$ in millions	2024	2023
Provision for credit losses	$318	$(171)
Three Months Ended March 2024 versus March 2023. Provision for credit losses in the consolidated statements of earnings was $318 million for the first quarter of 2024, compared with a net benefit of $171 million for the first quarter of 2023. Provisions for the first quarter of 2024 reflected net provisions related to both the credit card portfolio (driven by net charge-offs) and wholesale loans (driven by impairments). The net benefit for the first quarter of 2023 reflected a reserve reduction of approximately $440 million related to a partial sale of the Marcus loans portfolio and the transfer of the remainder of the portfolio to held for sale, partially offset by net provisions related to the credit card and point-of-sale loan portfolios (driven by net charge-offs and growth) and a provision related to a term deposit with First Republic.
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
The table below presents our operating expenses by line item and headcount.

	Three Months Ended March
$ in millions	2024	2023
Compensation and benefits	$4,585	$4,090
Transaction based	1,497	1,405
Market development	153	172
Communications and technology	470	466
Depreciation and amortization	627	970
Occupancy	247	265
Professional fees	384	383
Other expenses	695	651
Total operating expenses	$8,658	$8,402
Headcount at period-end	44,400	45,400

Three Months Ended March 2024 versus March 2023. Operating expenses in the consolidated statements of earnings were $8.66 billion for the first quarter of 2024, 3% higher than the first quarter of 2023. Our efficiency ratio was 60.9% for the first quarter of 2024, compared with 68.7% for the first quarter of 2023.
The increase in operating expenses compared with the first quarter of 2023 primarily reflected higher compensation and benefits expenses (reflecting improved operating performance), higher transaction based expenses and an incremental expense for the FDIC special assessment fee (in other expenses), partially offset by significantly lower impairments related to commercial real estate included in CIEs (in depreciation and amortization). The incremental expense for the FDIC special assessment fee was $78 million (pre-tax) and was recognized in the first quarter of 2024 when the FDIC notified banks subject to the special assessment fee that the estimated cost to the Deposit Insurance Fund resulting from the closures in 2023 of Silicon Valley Bank and Signature Bank had increased. Net provisions for litigation and regulatory proceedings were $23 million for the first quarter of 2024 compared with $72 million for the first quarter of 2023.
As of March 2024, headcount decreased 2% compared with December 2023, primarily reflecting the impact of the sale of GreenSky Holdings, LLC (GreenSky).
Provision for Taxes
The effective income tax rate for the first quarter of 2024 was 21.1%, up from the full year income tax rate of 20.7% for 2023, primarily due to a decrease in permanent tax benefits, partially offset by changes in the geographic mix of earnings.
The Organisation for Economic Co-operation and Development (OECD) Global Anti-Base Erosion Model Rules (Pillar II) aim to ensure that multinationals with revenues in excess of EUR 750 million pay a minimum effective corporate tax rate of 15% (minimum tax) in each jurisdiction in which they operate. The U.K. and other jurisdictions in which we operate have adopted certain portions of the OECD directive (Pillar II legislation) effective beginning in calendar year 2024. The Pillar II legislation did not have a material impact on our first quarter effective tax rate and we do not expect a material impact on our 2024 annual effective tax rate based on our current interpretation of the guidance published by the OECD and enacted legislation. We expect additional guidance or legislation to be issued by the OECD and various jurisdictions during 2024 which could impact any minimum tax we owe in future periods, possibly materially, and our effective tax rate could increase in 2025 and thereafter. This minimum tax, if any, will be recognized in the period in which it is incurred.
We expect our 2024 annual effective tax rate to be approximately 22%.

Goldman Sachs March 2024 Form 10-Q	108

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
Segment Assets and Operating Results
Segment Assets. The table below presents assets by segment.

	As of
	March	December
$ in millions	2024	2023
Global Banking & Markets	$1,449,017	$1,381,247
Asset & Wealth Management	190,451	191,863
Platform Solutions	58,972	68,484
Total	$1,698,440	$1,641,594
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

Segment Operating Results. The table below presents our segment operating results.

	Three Months Ended March
$ in millions	2024	2023
Global Banking & Markets
Net revenues	$9,726	$8,444
Provision for credit losses	96	129
Operating expenses	5,153	4,629
Pre-tax earnings	$4,477	$3,686
Net earnings to common	$3,377	$2,876
Average common equity	$75,000	$69,497
Return on average common equity	18.0%	16.6%

Asset & Wealth Management
Net revenues	$3,789	$3,216
Provision for credit losses	(22)	(565)
Operating expenses	2,934	3,168
Pre-tax earnings	$877	$613
Net earnings to common	$653	$464
Average common equity	$26,456	$32,684
Return on average common equity	9.9%	5.7%

Platform Solutions
Net revenues	$698	$564
Provision for credit losses	244	265
Operating expenses	571	605
Pre-tax earnings/(loss)	$(117)	$(306)
Net earnings/(loss) to common	$(99)	$(253)
Average common equity	$4,734	$3,935
Return on average common equity	(8.4)%	(25.7)%

Total
Net revenues	$14,213	$12,224
Provision for credit losses	318	(171)
Operating expenses	8,658	8,402
Pre-tax earnings	$5,237	$3,993
Net earnings to common	$3,931	$3,087
Average common equity	$106,190	$106,116
Return on average common equity	14.8%	11.6%
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

109	Goldman Sachs March 2024 Form 10-Q

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

Goldman Sachs March 2024 Form 10-Q	110

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
The table below presents our Global Banking & Markets assets.

	As of
	March	December
$ in millions	2024	2023
Cash and cash equivalents	$146,543	$168,857
Collateralized agreements	426,173	401,554
Customer and other receivables	144,608	117,633
Trading assets	460,301	435,275
Investments	130,677	122,350
Loans	122,441	117,464
Other assets	18,274	18,114
Total	$1,449,017	$1,381,247

The table below presents details about our Global Banking & Markets loans.

	As of
	March	December
$ in millions	2024	2023
Corporate	$24,812	$24,159
Real estate	34,091	34,813
Securities-based	3,782	3,758
Other collateralized	60,626	55,527
Installment	141	173
Other	451	475
Loans, gross	123,903	118,905
Allowance for loan losses	(1,462)	(1,441)
Total loans	$122,441	$117,464
Our average Global Banking & Markets gross loans were $121.55 billion for the first quarter of 2024 and $109.53 billion for the first quarter of 2023.
The table below presents our Global Banking & Markets operating results.

	Three Months Ended March
$ in millions	2024	2023
Advisory	$1,011	$818
Equity underwriting	370	255
Debt underwriting	699	506
Investment banking fees	2,080	1,579
FICC intermediation	3,471	3,280
FICC financing	852	651
FICC	4,323	3,931
Equities intermediation	1,989	1,741
Equities financing	1,322	1,274
Equities	3,311	3,015
Other	12	(81)
Net revenues	9,726	8,444
Provision for credit losses	96	129
Operating expenses	5,153	4,629
Pre-tax earnings	4,477	3,686
Provision for taxes	945	700
Net earnings	3,532	2,986
Preferred stock dividends	155	110
Net earnings to common	$3,377	$2,876

Average common equity	$75,000	$69,497
Return on average common equity	18.0%	16.6%

111	Goldman Sachs March 2024 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
The table below presents our FICC and Equities net revenues by line item in the consolidated statements of earnings.

$ in millions	FICC	Equities
Three Months Ended March 2024
Market making	$3,592	$2,400
Commissions and fees	–	1,044
Other principal transactions	243	20
Net interest income	488	(153)
Total	$4,323	$3,311
Three Months Ended March 2023
Market making	$3,573	$1,860
Commissions and fees	–	1,036
Other principal transactions	72	23
Net interest income	286	96
Total	$3,931	$3,015
In the table above:
•See “Net Revenues” for information about market making revenues, commissions and fees, other principal transactions revenues and net interest income. See Note 25 to the consolidated financial statements for net interest income by segment.
•The primary driver of net revenues for FICC intermediation for all periods was client activity.
The table below presents our financial advisory and underwriting transaction volumes.

	Three Months Ended March
$ in billions	2024	2023
Announced mergers and acquisitions	$240	$116
Completed mergers and acquisitions	$204	$217
Equity and equity-related offerings	$14	$11
Debt offerings	$79	$74
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
Operating Environment. During the first quarter of 2024, Global Banking & Markets operated in an environment generally characterized by continued broad macroeconomic concerns, including concerns and uncertainty about inflation, ongoing geopolitical stresses and central bank policy.
In investment banking, industry-wide completed mergers and acquisitions transactions declined compared with the fourth quarter of 2023, while industry-wide equity underwriting volumes improved but still remained below historical averages. Industry-wide debt underwriting volumes were significantly higher compared with the fourth quarter of 2023, as investment-grade offerings were strong to start the year.
In interest rates, the yields on 10-year U.S. and U.K. government bonds increased during the quarter. In equities, the S&P 500 Index increased by 10% and the MSCI World Index increased by 8% compared with the end of 2023.
In the future, if market and economic conditions deteriorate, and market-making activity levels decline or investment banking activity levels decline, or credit spreads related to hedges on our relationship lending portfolio tighten, net revenues in Global Banking & Markets would likely be negatively impacted. In addition, if economic conditions deteriorate or if the creditworthiness of borrowers deteriorates, provision for credit losses would likely be negatively impacted.
Three Months Ended March 2024 versus March 2023. Net revenues in Global Banking & Markets were $9.73 billion for the first quarter of 2024, 15% higher than the first quarter of 2023.
Investment banking fees were $2.08 billion, 32% higher than the first quarter of 2023, reflecting significantly higher net revenues in Debt underwriting, primarily driven by leveraged finance activity, in Advisory, reflecting an increase in completed mergers and acquisitions transactions, and in Equity underwriting, primarily from initial public and secondary offerings.
As of March 2024, our Investment banking fees backlog decreased compared with December 2023, primarily due to lower estimated net revenues from potential advisory transactions.

Goldman Sachs March 2024 Form 10-Q	112

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
Net revenues in FICC were $4.32 billion, 10% higher than the first quarter of 2023, primarily reflecting significantly higher net revenues in FICC financing, driven by mortgages and structured lending. The increase also reflected higher net revenues in FICC intermediation due to significantly higher net revenues in mortgages and higher net revenues in currencies and credit products, partially offset by lower net revenues in commodities and slightly lower net revenues in interest rate products.
The increase in FICC intermediation net revenues reflected improved market-making conditions on our inventory, partially offset by significantly lower client activity. The following provides information about our FICC intermediation net revenues by business, compared with results for the first quarter of 2023:
•Net revenues in mortgages, currencies and credit products reflected improved market-making conditions on our inventory.
•Net revenues in commodities reflected lower client activity. Net revenues in interest rate products also reflected lower client activity, largely offset by improved market-making conditions on our inventory.
Net revenues in Equities were $3.31 billion, 10% higher than the first quarter of 2023, due to higher net revenues in Equities intermediation, reflecting significantly higher net revenues in derivatives, and slightly higher net revenues in Equities financing.
Net revenues in Other were $12 million for the first quarter of 2024, compared with $(81) million for the first quarter of 2023, with the increase primarily due to lower net losses on hedges.
Provision for credit losses was $96 million for the first quarter of 2024, compared with $129 million for the first quarter of 2023. Provisions for the first quarter of 2024 primarily reflected provisions related to impairments on corporate loans. Provisions for the first quarter of 2023 primarily reflected provisions related to a term deposit with First Republic and impairments.
Operating expenses were $5.15 billion for the first quarter of 2024, 11% higher than the first quarter of 2023, primarily due to higher compensation and benefits expenses (reflecting improved operating performance). Pre-tax earnings were $4.48 billion for the first quarter of 2024, 21% higher than the first quarter of 2023.
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
We offer personalized financial planning to individuals and also provide customized investment advisory solutions, and offer structuring and execution capabilities in securities and derivative products across all major global markets. In addition, we offer clients a full range of private banking services, including a variety of deposit alternatives and loans that our clients use to finance investments in both financial and nonfinancial assets, bridge cash flow timing gaps or provide liquidity and flexibility for other needs. We also accept deposits through Marcus.
We invest alongside our clients that invest in investment funds that we raise or manage. We also have investments in alternative assets across a range of asset classes. Our investing activities, which are typically longer-term, include investments in corporate equity, credit, real estate and infrastructure assets.

113	Goldman Sachs March 2024 Form 10-Q

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

The table below presents our Asset & Wealth Management assets.

	As of
	March	December
$ in millions	2024	2023
Cash and cash equivalents	$43,813	$48,677
Collateralized agreements	13,974	14,020
Customer and other receivables	15,809	14,859
Trading assets	32,075	27,324
Investments	24,220	24,487
Loans	44,794	45,866
Other assets	15,766	16,630
Total	$190,451	$191,863
The table below presents details about our Asset & Wealth Management loans.

	As of
	March	December
$ in millions	2024	2023
Corporate	$11,121	$11,715
Real estate	16,677	16,603
Securities-based	10,744	10,863
Other collateralized	6,176	6,698
Other	1,160	1,121
Loans, gross	45,878	47,000
Allowance for loan losses	(1,084)	(1,134)
Total loans	$44,794	$45,866
The average Asset & Wealth Management gross loans were $46.58 billion for the first quarter of 2024 and $56.79 billion for the first quarter of 2023.
The table below presents our Asset & Wealth Management operating results.

	Three Months Ended March
$ in millions	2024	2023
Management and other fees	$2,452	$2,282
Incentive fees	88	53
Private banking and lending	682	354
Equity investments	222	119
Debt investments	345	408
Net revenues	3,789	3,216
Provision for credit losses	(22)	(565)
Operating expenses	2,934	3,168
Pre-tax earnings	877	613
Provision for taxes	185	117
Net earnings	692	496
Preferred stock dividends	39	32
Net earnings to common	$653	$464

Average common equity	$26,456	$32,684
Return on average common equity	9.9%	5.7%
Our target is to achieve annual firmwide management and other fees of more than $10 billion in 2024. This includes more than $2 billion from alternatives, which was surpassed in 2023.
Our target is to achieve pre-tax margins in the mid-twenties and ROE in the mid-teens within the medium term (three to five year time horizon from year-end 2022) for Asset & Wealth Management. The pre-tax margin for Asset & Wealth Management was 23% for the first quarter of 2024.

Goldman Sachs March 2024 Form 10-Q	114

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
The table below presents our Asset management and Wealth management net revenues by line item in Asset & Wealth Management.

$ in millions	Asset management	Wealth management	Asset & Wealth Management
Three Months Ended March 2024
Management and other fees	$1,113	$1,339	$2,452
Incentive fees	88	–	88
Private banking and lending	–	682	682
Equity investments	222	–	222
Debt investments	345	–	345
Total	$1,768	$2,021	$3,789
Three Months Ended March 2023
Management and other fees	$1,033	$1,249	$2,282
Incentive fees	53	–	53
Private banking and lending	–	354	354
Equity investments	119	–	119
Debt investments	408	–	408
Total	$1,613	$1,603	$3,216
The table below presents our Equity investments net revenues by equity type and asset class.

	Three Months Ended March
$ in millions	2024	2023
Equity Type
Private equity	$330	$34
Public equity	(108)	85
Total	$222	$119

Asset Class
Real estate	$105	$10
Corporate	117	109
Total	$222	$119
The table below presents details about our Debt investments net revenues.

	Three Months Ended March
$ in millions	2024	2023
Fair value net gains/(losses)	$77	$46
Net interest income	268	362
Total	$345	$408
Operating Environment. During the first quarter of 2024, Asset & Wealth Management operated in an environment generally characterized by continued broad macroeconomic concerns, including persistent concerns about the commercial real estate market. However, improvements in the outlook for economic conditions contributed to generally higher global equity prices compared with the end of 2023, positively affecting assets under supervision.

In the future, if market and economic conditions deteriorate, it may lead to a decline in asset prices, or investors transitioning to asset classes that typically generate lower fees or continuing to withdraw their assets, and net revenues in Asset & Wealth Management would likely be negatively impacted.
Three Months Ended March 2024 versus March 2023. Net revenues in Asset & Wealth Management were $3.79 billion for the first quarter of 2024, 18% higher than the first quarter of 2023, primarily reflecting significantly higher net revenues in both Private banking and lending (the first quarter of 2023 included net revenues of approximately $(470) million related to a partial sale of the Marcus loans portfolio and the transfer of the remainder of the portfolio to held for sale) and Equity investments, and higher Management and other fees.
The increase in Private banking and lending net revenues reflected the impact of the sale of the Marcus loans portfolio in 2023 (including the significant mark-down of the portfolio in the first quarter of 2023), partially offset by the impact of lower deposit spreads. The increase in Equity investments net revenues reflected significantly higher net gains from investments in private equities, partially offset by mark-to-market net losses from investments in public equities compared with net gains in the prior year period. The increase in Management and other fees primarily reflected the impact of higher average assets under supervision. Debt investments net revenues were lower, reflecting lower net interest income due to a reduction in the debt investments balance sheet.
Provision for credit losses was a net benefit of $22 million for the first quarter of 2024, compared with a net benefit of $565 million for the first quarter of 2023. The net benefit for the first quarter of 2023 primarily reflected a reserve reduction of approximately $440 million related to a partial sale of the Marcus loans portfolio and the transfer of the remainder of the portfolio to held for sale.
Operating expenses were $2.93 billion for the first quarter of 2024, 7% lower than the first quarter of 2023, due to significantly lower impairments related to commercial real estate within CIEs, partially offset by higher compensation and benefits expenses. Pre-tax earnings were $877 million for the first quarter of 2024, 43% higher than the first quarter of 2023.

115	Goldman Sachs March 2024 Form 10-Q

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
The table below presents information about our firmwide period-end AUS by asset class, client channel, region and vehicle.

	As of March
$ in billions	2024	2023
Asset Class
Alternative investments	$296	$268
Equity	713	597
Fixed income	1,141	1,047
Total long-term AUS	2,150	1,912
Liquidity products	698	760
Total AUS	$2,848	$2,672

Client Channel
Institutional	$1,048	$939
Wealth management	845	745
Third-party distributed	955	988
Total AUS	$2,848	$2,672

Region
Americas	$1,989	$1,900
EMEA	650	582
Asia	209	190
Total AUS	$2,848	$2,672

Vehicle
Separate accounts	$1,608	$1,437
Public funds	877	912
Private funds and other	363	323
Total AUS	$2,848	$2,672
In the table above:
•Liquidity products includes money market funds and private bank deposits.
•EMEA represents Europe, Middle East and Africa.
Total wealth management client assets (consisting of AUS, brokerage assets and Marcus deposits) were approximately $1.5 trillion as of March 2024.

The table below presents changes in our AUS.

	Three Months Ended March
$ in billions	2024	2023
Beginning balance	$2,812	$2,547
Net inflows/(outflows):
Alternative investments	–	1
Equity	1	(2)
Fixed income	23	9
Total long-term AUS net inflows/(outflows)	24	8
Liquidity products	(39)	49
Total AUS net inflows/(outflows)	(15)	57
Net market appreciation/(depreciation)	51	68
Ending balance	$2,848	$2,672
In the table above, total AUS net outflows of $15 billion for the first quarter of 2024 included net outflows of $44 billion in the third-party distributed client channel, and net inflows of $17 billion in the wealth management client channel and $12 billion in the institutional client channel.
The table below presents information about our average monthly firmwide AUS by asset class.

	Average for the
	Three Months Ended March
$ in billions	2024	2023
Asset Class
Alternative investments	$295	$265
Equity	682	586
Fixed income	1,129	1,034
Total long-term AUS	2,106	1,885
Liquidity products	723	719
Total AUS	$2,829	$2,604
In addition to our AUS, we have discretion over alternative investments where we currently do not earn management fees (non-fee-earning alternative assets).
We earn management fees on client assets that we manage and also receive incentive fees based on a percentage of a fund’s or a separately managed account’s return, or when the return exceeds a specified benchmark or other performance targets. These incentive fees are recognized when it is probable that a significant reversal of such fees will not occur. Our estimated unrecognized incentive fees were $3.82 billion as of March 2024 and $3.77 billion as of December 2023. Such amounts are based on the completion of the funds’ financial statements, which is generally one quarter in arrears. These fees will be recognized, assuming no decline in fair value, if and when it is probable that a significant reversal of such fees will not occur, which is generally when such fees are no longer subject to fluctuations in the market value of the assets.

Goldman Sachs March 2024 Form 10-Q	116

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
The table below presents our average effective management fee (which excludes non-asset-based fees) earned on our firmwide AUS by asset class.

	Three Months Ended March
Effective fees (bps)	2024	2023
Alternative investments	63	66
Equity	55	58
Fixed income	17	18
Liquidity products	15	15
Total average effective fee	31	32
The table below presents details about our monthly average AUS for alternative investments and the average effective management fee we earned on such assets.

$ in billions	Direct strategies	Fund of funds	Total
Three Months Ended March 2024
Average AUS
Corporate equity	$31	$78	$109
Credit	46	10	56
Real estate	13	11	24
Hedge funds and other	42	22	64
Funds and discretionary accounts	$132	$121	$253
Advisory accounts			42
Total average AUS for alternative investments			$295
Effective Fees (bps)
Corporate equity	121	59	78
Credit	82	16	72
Real estate	82	34	60
Hedge funds and other	66	52	62
Funds and discretionary accounts	86	52	71
Advisory accounts			17
Total average effective fee			63
Three Months Ended March 2023
Average AUS
Corporate equity	$28	$68	$96
Credit	42	2	44
Real estate	11	8	19
Hedge funds and other	42	23	65
Funds and discretionary accounts	$123	$101	$224
Advisory accounts			41
Total average AUS for alternative investments			$265
Effective Fees (bps)
Corporate equity	130	64	84
Credit	79	58	78
Real estate	92	47	72
Hedge funds and other	65	53	61
Funds and discretionary accounts	87	60	75
Advisory accounts			15
Total average effective fee			66
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

$ in billions	AUS	Non-fee-earning alternative assets	Total alternative assets
As of March 2024
Corporate equity	$109	$77	$186
Credit	56	83	139
Real estate	23	29	52
Hedge funds and other	67	4	71
Funds and discretionary accounts	255	193	448
Advisory accounts	41	3	44
Total alternative investments	$296	$196	$492
As of March 2023
Corporate equity	$97	$74	$171
Credit	46	76	122
Real estate	18	35	53
Hedge funds and other	66	2	68
Funds and discretionary accounts	227	187	414
Advisory accounts	41	1	42
Total alternative investments	$268	$188	$456
In the table above:
•Corporate equity primarily includes private equity.
•Total alternative assets included uncalled capital that is available for future investing of $65 billion as of March 2024 and $56 billion as of March 2023.
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
We announced a strategic objective of growing our third-party alternatives business and established a target of achieving gross inflows of $225 billion for alternative investments from the beginning of 2020 through the end of 2024. We surpassed this target in 2023. We also target growing our credit alternative assets from $130 billion as of December 2023 to $300 billion over the next five years.

117	Goldman Sachs March 2024 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
The table below presents information about third-party commitments raised in our alternatives business from the beginning of 2020 through the first quarter of 2024.

As of
$ in billions	March 2024
Included in AUS	$184
Included in non-fee-earning alternative assets	81
Third-party commitments raised	$265
In the table above, commitments included in non-fee-earning alternative assets included approximately $62 billion, which will begin to earn fees (and become AUS) if and when the commitments are drawn and assets are invested. In the first quarter of 2024, we raised $14 billion in third-party commitments in our alternatives business and expect to raise between $40 billion and $50 billion during 2024.
The table below presents information about alternative investments in Asset & Wealth Management that we hold on our balance sheet by asset type.

	As of
	March	December
$ in billions	2024	2023
Loans	$12.1	$12.9
Debt securities	10.4	10.8
Equity securities	13.1	13.2
CIE investments and other	8.4	9.3
Total	$44.0	$46.2
The table below presents further information about our alternative investments in Asset & Wealth Management that we hold on our balance sheet.

	As of
	March	December
$ in billions	2024	2023
Client co-invest	$20.5	$21.3
Firmwide initiatives	8.7	8.6
Historical principal investments:
Loans	3.1	3.5
Debt securities	3.5	3.6
Equity securities	3.8	4.0
CIE investments and other	4.4	5.2
Total historical principal investments	14.8	16.3
Total	$44.0	$46.2
In the table above:
•Client co-invest primarily includes our investments in funds that we raise and manage or where we have invested alongside the third-party investors.
•Firmwide initiatives primarily includes our investments related to the Community Reinvestment Act and our sponsored initiatives, such as One Million Black Women.

•Historical principal investments includes our remaining balance sheet alternative investments portfolio that we plan to reduce. Our target to reduce this portfolio to less than $15 billion by the end of 2024 was achieved in the first quarter of 2024. We reduced our historical principal investments by $1.5 billion in the first quarter of 2024 and expect reductions at approximately this pace for the remainder of 2024 and expect to sell down the vast majority of this portfolio by the end of 2026.
The table below presents the rollforward of our alternative investments categorized as historical principal investments for the first quarter of 2024.

Historical
principal
$ in billions	investments
Beginning balance	$16.3
Additions	0.2
Dispositions	(1.6)
Net markdowns	(0.1)
Ending balance	$14.8
The table below presents the commercial real estate investments in Asset & Wealth Management that we hold on our balance sheet.

As of
$ in billions	March 2024
Loans	$1.6
Debt securities	0.5
Equity securities	3.8
CIE investments, net of financings	2.0
Total	$7.9
In the table above:
•Office-related investments included in loans were $0.2 billion, in debt securities were $0.1 billion, in equity securities were $0.3 billion, and in CIE investments, net of financings, were $0.6 billion.
•Commercial real estate investments consisted of approximately 36% of historical principal investments, which we intend to exit over the medium term (three to five year time horizon from year-end 2022).

Goldman Sachs March 2024 Form 10-Q	118

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
Loans and Debt Securities. The table below presents the concentration of loans and debt securities within our alternative investments by accounting classification, region and industry.

	As of
	March	December
$ in billions	2024	2023
Loans	$12.1	$12.9
Debt securities	10.4	10.8
Total	$22.5	$23.7

Accounting Classification
Debt securities at fair value	46%	45%
Loans at amortized cost	47%	49%
Loans at fair value	3%	3%
Loans held for sale	4%	3%
Total	100%	100%

Region
Americas	53%	52%
EMEA	36%	37%
Asia	11%	11%
Total	100%	100%

Industry
Consumer & Retail	11%	11%
Financial Institutions	6%	6%
Healthcare	16%	15%
Industrials	17%	18%
Natural Resources & Utilities	2%	2%
Real Estate	10%	11%
Technology, Media & Telecommunications	29%	28%
Other	9%	9%
Total	100%	100%
Equity Securities. The table below presents the concentration of equity securities within our alternative investments by region and industry.

	As of
	March	December
$ in billions	2024	2023
Equity securities	$13.1	$13.2

Region
Americas	71%	70%
EMEA	15%	15%
Asia	14%	15%
Total	100%	100%

Industry
Consumer & Retail	6%	6%
Financial Institutions	11%	11%
Healthcare	6%	6%
Industrials	10%	10%
Natural Resources & Utilities	14%	13%
Real Estate	29%	30%
Technology, Media & Telecommunications	22%	22%
Other	2%	2%
Total	100%	100%
In the table above:
•Equity securities included $12.1 billion as of March 2024 and $12.1 billion as of December 2023 of private equity positions, and $1.0 billion as of March 2024 and $1.1 billion as of December 2023 of public equity positions that converted from private equity upon the initial public offerings of the underlying companies.
•The concentrations for real estate equity securities as of March 2024 were 13% for multifamily (13% as of December 2023), 2% for office (2% as of December 2023), 7% for mixed use (8% as of December 2023) and 7% for other real estate equity securities (7% as of December 2023).
The table below presents the concentration of equity securities within our alternative investments by vintage.

Vintage
As of March 2024
2017 or earlier	30%
2018 - 2020	31%
2021 - thereafter	39%
Total	100%
As of December 2023
2016 or earlier	25%
2017 - 2019	26%
2020 - thereafter	49%
Total	100%
CIE Investments and Other. CIE investments and other included assets held by CIEs of $5.1 billion as of March 2024 and $5.9 billion as of December 2023, which were funded with liabilities of approximately $3.0 billion as of March 2024 and $3.5 billion as of December 2023. Substantially all such liabilities were nonrecourse, thereby reducing our equity at risk.
The table below presents the concentration of CIE assets, net of financings, within our alternative investments by region and asset class.

	As of
	March	December
$ in billions	2024	2023
CIE assets, net of financings	$2.1	$2.4
Region
Americas	59%	61%
EMEA	27%	25%
Asia	14%	14%
Total	100%	100%
Asset Class
Hospitality	5%	6%
Industrials	19%	16%
Multifamily	14%	13%
Office	28%	24%
Retail	7%	7%
Senior Housing	14%	15%
Student Housing	3%	7%
Other	10%	12%
Total	100%	100%

119	Goldman Sachs March 2024 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
The table below presents the concentration of CIE assets, net of financings, within our alternative investments by vintage.

Vintage
As of March 2024
2017 or earlier	31%
2018 - 2020	42%
2021 - thereafter	27%
Total	100%
As of December 2023
2016 or earlier	12%
2017 - 2019	57%
2020 - thereafter	31%
Total	100%
Platform Solutions
Platform Solutions includes our consumer platforms, such as partnerships offering credit cards, and transaction banking and other platform businesses.
Platform Solutions generates revenues from the following:
Consumer platforms. Our Consumer platforms business issues credit cards and accepts deposits from Apple Card customers. Consumer platforms revenues primarily includes net interest income earned on credit card lending activities. During the first quarter of 2024, we completed the sale of GreenSky. We have also entered into an agreement with General Motors (GM) regarding a process to transition the GM credit card program to another issuer to be selected by GM.
Transaction banking and other. We provide transaction banking and other services, including cash management services, such as deposit-taking and payment solutions for corporate and institutional clients. Transaction banking revenues include net interest income attributed to transaction banking deposits.
The table below presents our Platform Solutions assets.

	As of
	March	December
$ in millions	2024	2023
Cash and cash equivalents	$19,029	$24,043
Collateralized agreements	6,684	7,651
Customer and other receivables	2	3
Trading assets	15,342	14,911
Investments	3	2
Loans	16,699	20,028
Other assets	1,213	1,846
Total	$58,972	$68,484

The table below presents details about our Platform Solutions loans.

	As of
	March	December
$ in millions	2024	2023
Installment	$233	$3,125
Credit cards	18,798	19,361
Other	24	17
Loans, gross	19,055	22,503
Allowance for loan losses	(2,356)	(2,475)
Total loans	$16,699	$20,028
The average Platform Solutions gross loans were $21.62 billion for the first quarter of 2024 and $18.15 billion for the first quarter of 2023.
The table below presents our Platform Solutions operating results.

	Three Months Ended March
$ in millions	2024	2023
Consumer platforms	$618	$490
Transaction banking and other	80	74
Net revenues	698	564
Provision for credit losses	244	265
Operating expenses	571	605
Pre-tax earnings/(loss)	(117)	(306)
Provision/(benefit) for taxes	(25)	(58)
Net earnings/(loss)	(92)	(248)
Preferred stock dividends	7	5
Net earnings/(loss) to common	$(99)	$(253)

Average common equity	$4,734	$3,935
Return on average common equity	(8.4)%	(25.7)%
Our target is to achieve pre-tax profitability by the end of 2025 for Platform Solutions.
Operating Environment. The operating environment for Platform Solutions is mainly impacted by the economic environment in the U.S., which, during the first quarter of 2024, was generally characterized by concerns about inflation, a continued low rate of unemployment and a decline in the pace of growth in consumer spending compared with the fourth quarter of 2023.
In the future, if economic conditions deteriorate, it may lead to a further decrease in consumer spending or a deterioration in consumer credit, and net revenues and provision for credit losses in Platform Solutions would likely be negatively impacted.

Goldman Sachs March 2024 Form 10-Q	120

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
Three Months Ended March 2024 versus March 2023. Net revenues in Platform Solutions were $698 million for the first quarter of 2024, 24% higher than the first quarter of 2023, reflecting significantly higher net revenues in Consumer platforms.
The increase in Consumer platforms net revenues primarily reflected higher average credit card balances and higher average deposit balances. Transaction banking and other net revenues were slightly higher, reflecting higher deposit spreads.
Provision for credit losses was $244 million for the first quarter of 2024, compared with $265 million for the first quarter of 2023. Provisions for the first quarter of 2024 reflected net charge-offs related to the credit card portfolio. Provisions for the first quarter of 2023 reflected net charge-offs related to the credit card portfolio and growth in the point-of-sale loans portfolio, partially offset by reserve releases based on actual repayment experience.
Operating expenses were $571 million for the first quarter of 2024, 6% lower than the first quarter of 2023, due to lower compensation and benefits expenses. Pre-tax loss was $117 million for the first quarter of 2024 compared with a pre-tax loss of $306 million for the first quarter of 2023.
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

121	Goldman Sachs March 2024 Form 10-Q

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
Balance Sheet Analysis and Metrics
As of March 2024, total assets in our consolidated balance sheets were $1.70 trillion, an increase of $56.85 billion from December 2023, reflecting increases in trading assets of $30.21 billion (primarily due to increases in government obligations, reflecting the impact of our and our clients’ activities), customer and other receivables of $27.92 billion (primarily reflecting our clients' activities) and collateralized agreements of $23.61 billion (reflecting the impact of our and our clients’ activities), partially offset by a decrease in cash and cash equivalents of $32.19 billion. See “Liquidity Risk Management — Cash Flows” for further information about cash and cash equivalents.
As of March 2024, total liabilities in our consolidated balance sheets were $1.58 trillion, an increase of $55.21 billion from December 2023, reflecting increases in customer and other payables of $25.93 billion (primarily reflecting our clients' activities), collateralized financings of $25.23 billion (reflecting the impact of our and our clients’ activities), and deposits of $12.25 billion (due to increases in consumer deposits and private bank deposits, partially offset by decreases in transaction banking deposits and brokered certificates of deposit).
Our total securities sold under agreements to repurchase (repurchase agreements), accounted for as collateralized financings, were $267.48 billion as of March 2024 and $249.89 billion as of December 2023, which were 9% higher as of March 2024 and 21% higher as of December 2023 than the average daily amount of repurchase agreements over the respective quarters. As of March 2024, the increase in our repurchase agreements relative to the average daily amount of repurchase agreements during the quarter resulted from higher levels of our and our clients’ activities at the end of the period.
The level of our repurchase agreements fluctuates between and within periods, primarily due to providing clients with access to highly liquid collateral, such as certain government and agency obligations, through collateralized financing activities.
The table below presents information about our balance sheet and leverage ratios.

	As of
	March	December
$ in millions	2024	2023
Total assets	$1,698,440	$1,641,594
Unsecured long-term borrowings	$233,919	$241,877
Total shareholders’ equity	$118,546	$116,905
Leverage ratio	14.3x	14.0x
Debt-to-equity ratio	2.0x	2.1x
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

	As of
	March	December
$ in millions, except per share amounts	2024	2023
Total shareholders’ equity	$118,546	$116,905
Preferred stock	(11,203)	(11,203)
Common shareholders’ equity	107,343	105,702
Goodwill	(5,897)	(5,916)
Identifiable intangible assets	(1,021)	(1,177)
Tangible common shareholders’ equity	$100,425	$98,609

Book value per common share	$321.10	$313.56
Tangible book value per common share	$300.40	$292.52
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
•Book value per common share and tangible book value per common share are based on common shares outstanding and restricted stock units granted to employees with no future service requirements and not subject to performance or market conditions (collectively, basic shares) of 334.3 million as of March 2024 and 337.1 million as of December 2023. We believe that tangible book value per common share (tangible common shareholders’ equity divided by basic shares) is meaningful because it is a measure that we and investors use to assess capital adequacy. Tangible book value per common share is a non-GAAP measure and may not be comparable to similar non-GAAP measures used by other companies.

Goldman Sachs March 2024 Form 10-Q	122

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
The table below presents information about our funding sources.

	As of
$ in millions	March 2024		December 2023
Deposits	$440,662	36%	$428,417	36%
Collateralized financings	348,792	29%	323,564	27%
Unsecured short-term borrowings	78,603	6%	75,945	6%
Unsecured long-term borrowings	233,919	19%	241,877	21%
Total shareholders’ equity	118,546	10%	116,905	10%
Total	$1,220,522	100%	$1,186,708	100%
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

The table below presents the types and sources of deposits.

$ in millions	Savings and Demand	Time	Total
As of March 2024
Consumer	$128,572	$44,953	$173,525
Private bank	93,737	7,524	101,261
Brokered certificates of deposit	–	41,844	41,844
Deposit sweep programs	31,049	–	31,049
Transaction banking	60,354	3,591	63,945
Other	1,629	27,409	29,038
Total	$315,341	$125,321	$440,662
As of December 2023
Consumer	$120,211	$36,903	$157,114
Private bank	86,457	6,855	93,312
Brokered certificates of deposit	–	46,860	46,860
Deposit sweep programs	31,916	–	31,916
Transaction banking	68,177	3,643	71,820
Other	1,568	25,827	27,395
Total	$308,329	$120,088	$428,417
In the table above:
•Savings and demand accounts consist of money market deposit accounts, negotiable order of withdrawal accounts and demand deposit accounts that have no stated maturity or expiration date.
•Time deposits had a weighted average maturity of approximately 0.7 years as of March 2024 and 0.6 years as of December 2023.
•Consumer deposits consist of deposits from both Marcus and Apple Card customers.
•Deposit sweep programs include contractual agreements with U.S. broker-dealers who sweep client cash to FDIC-insured deposits.
•Transaction banking deposits consist of deposits that we raised through our cash management services business for corporate and other institutional clients.
•Other deposits are substantially all from institutional clients.
•Deposits insured by the FDIC were $231.44 billion as of March 2024 and $221.52 billion as of December 2023.
•Deposits insured by non-U.S. insurance programs were $26.39 billion as of March 2024 and $26.00 billion as of December 2023.
See Note 13 to the consolidated financial statements for further information about our deposits, including a maturity profile of our time deposits.

123	Goldman Sachs March 2024 Form 10-Q

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
We also raise financing through other types of collateralized financings, such as secured loans and notes. GS Bank USA has access to funding from the Federal Home Loan Bank. We had no outstanding borrowings from the Federal Home Loan Bank as of both March 2024 and December 2023. Additionally, we have access to funding through the Federal Reserve discount window, but we do not rely on this funding in our liquidity planning and stress testing.
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
The table below presents our quarterly unsecured long-term borrowings maturity profile.

$ in millions	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
As of March 2024
2025	$–	$15,149	$7,396	$10,750	$33,295
2026	$7,945	$5,335	$7,580	$9,406	30,266
2027	$12,783	$3,263	$6,875	$12,236	35,157
2028	$11,377	$6,244	$4,704	$6,572	28,897
2029	$4,498	$8,175	$3,067	$10,115	25,855
2030 - thereafter					80,449
Total					$233,919
The weighted average maturity of our unsecured long-term borrowings as of March 2024 was approximately six years. To mitigate refinancing risk, we seek to limit the principal amount of debt maturing over the course of any monthly, quarterly, semi-annual or annual time horizon. We enter into interest rate swaps to convert a portion of our unsecured long-term borrowings into floating-rate obligations to manage our exposure to interest rates. See Note 14 to the consolidated financial statements for further information about our unsecured long-term borrowings.
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

Goldman Sachs March 2024 Form 10-Q	124

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
Based on our 2023 CCAR submission, the FRB reduced our SCB from 6.3% to 5.5%, resulting in a Standardized CET1 capital ratio requirement of 13.0% for the period from October 1, 2023 through September 30, 2024. See “Share Repurchase Program” for further information about common stock repurchases and dividends and “Consolidated Regulatory Capital” for further information about the global systemically important bank (G-SIB) surcharge. We submitted our 2024 CCAR capital plan to the FRB in April 2024 and expect to publish a summary of our annual DFAST results in June 2024. See “Available Information.”
GS Bank USA is required to conduct stress tests on an annual basis and publish a summary of certain results. GS Bank USA submitted its 2024 DFAST capital plan to the FRB in April 2024 and expects to publish a summary of its annual DFAST results in June 2024. See “Available Information.”
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

125	Goldman Sachs March 2024 Form 10-Q

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
During the first quarter of 2024, we returned a total of $2.43 billion of capital to common shareholders, including $1.50 billion of common share repurchases and $929 million of common stock dividends. Consistent with our capital management philosophy, we will continue prioritizing deployment of capital for our clients where returns are attractive and distribute any excess capital to shareholders through dividends and share repurchases.

We are subject to a one percent non-deductible federal excise tax (buyback tax) that is applicable to the fair market value of certain corporate share repurchases. The fair market value of share repurchases subject to the tax is reduced by the fair market value of any applicable stock issued during the calendar year, including stock issued to employees. The buyback tax did not have a material impact on our financial condition, results of operations or cash flows for the three months ended March 2024.
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

Goldman Sachs March 2024 Form 10-Q	126

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
Consolidated Regulatory Capital
We are subject to consolidated regulatory capital requirements which are calculated in accordance with the regulations of the FRB (Capital Framework). Under the Capital Framework, we are an “Advanced approaches” banking organization and have been designated as a G-SIB. In managing our capital, we consider a number of different capital requirements, the most binding of which can vary over time. As of March 2024, our most binding capital constraint was the supplementary leverage ratio requirement.
The capital requirements calculated under the Capital Framework include the capital conservation buffer requirements, which are comprised of a 2.5% buffer (under the Advanced Capital Rules), the SCB (under the Standardized Capital Rules), a countercyclical capital buffer (under both Capital Rules) and the G-SIB surcharge (under both Capital Rules). Our G-SIB surcharge is 3.0% for both 2024 and 2025. Based on financial data for 2023, we are in the 3.5% G-SIB surcharge threshold range. The earliest this surcharge could be effective is January 2026. The G-SIB surcharge and countercyclical capital buffer in the future may differ due to additional guidance from our regulators and/or positional changes, and our SCB is likely to change from year to year based on the results of the annual supervisory stress tests. Our target is to maintain capital ratios equal to the regulatory requirements plus a buffer of 50 to 100 basis points.
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
The table below presents TLAC and external long-term debt requirements.

	As of
	March	December
	2024	2023
TLAC to RWAs	22.0%	22.0%
TLAC to leverage exposure	9.5%	9.5%
External long-term debt to RWAs	9.0%	9.0%
External long-term debt to leverage exposure	4.5%	4.5%
In the table above:
•The TLAC to RWAs requirement included (i) the 18% minimum, (ii) the 2.5% buffer, (iii) the countercyclical capital buffer, which the FRB has set to zero percent and (iv) the 1.5% G-SIB surcharge (Method 1).
•The TLAC to leverage exposure requirement includes (i) the 7.5% minimum and (ii) the 2.0% leverage exposure buffer.
•The external long-term debt to RWAs requirement includes (i) the 6% minimum and (ii) the 3.0% G-SIB surcharge (Method 2).
•The external long-term debt to total leverage exposure is the 4.5% minimum.
The table below presents information about our TLAC and external long-term debt ratios.

	For the Three Months Ended or as of
	March	December
$ in millions	2024	2023
TLAC	$271,236	$278,188
External long-term debt	$147,000	$154,300
RWAs	$695,174	$692,737
Leverage exposure	$2,069,703	$1,995,756

TLAC to RWAs	39.0%	40.2%
TLAC to leverage exposure	13.1%	13.9%
External long-term debt to RWAs	21.1%	22.3%
External long-term debt to leverage exposure	7.1%	7.7%
In the table above:
•TLAC includes common and preferred stock, and eligible long-term debt issued by Group Inc. Eligible long-term debt represents unsecured debt, which has a remaining maturity of at least one year and satisfies additional requirements.
•External long-term debt consists of eligible long-term debt subject to a haircut if it is due to be paid between one and two years.
•In accordance with the TLAC rules, the higher of Standardized or Advanced RWAs are used in the calculation of TLAC and external long-term debt ratios and applicable requirements. RWAs represent Standardized RWAs as of both March 2024 and December 2023.
•Leverage exposure consists of average adjusted total assets and certain off-balance sheet exposures.
See “Business — Regulation” in Part I, Item 1 of the 2023 Form 10-K for further information about TLAC.
Subsidiary Capital Requirements
Many of our subsidiaries, including our bank and broker-dealer subsidiaries, are subject to separate regulation and capital requirements of the jurisdictions in which they operate.

127	Goldman Sachs March 2024 Form 10-Q

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
The table below presents GSIB’s risk-based capital requirements.

	As of
	March	December
	2024	2023
Risk-based capital requirements
CET1 capital ratio	10.1%	10.1%
Tier 1 capital ratio	12.4%	12.4%
Total capital ratio	15.4%	15.4%
The table below presents information about GSIB’s risk-based capital ratios.

	As of
	March	December
$ in millions	2024	2023
Risk-based capital and risk-weighted assets
CET1 capital	$4,033	$3,936
Tier 1 capital	$4,033	$3,936
Tier 2 capital	$826	$826
Total capital	$4,859	$4,762
RWAs	$17,330	$16,546

Risk-based capital ratios
CET1 capital ratio	23.3%	23.8%
Tier 1 capital ratio	23.3%	23.8%
Total capital ratio	28.0%	28.8%
In the table above, the risk-based capital ratios as of March 2024 reflected profits that are still subject to annual audit by GSIB’s external auditors and approval by GSIB’s Board of Directors for inclusion in risk-based capital. These profits contributed 65 basis points to the CET1 capital ratio as of March 2024.
The table below presents GSIB’s leverage ratio requirement and leverage ratio.

	As of
	March	December
	2024	2023
Leverage ratio requirement	3.6%	3.6%
Leverage ratio	6.4%	7.4%

In the table above, the leverage ratio as of March 2024 reflected profits that are still subject to annual audit by GSIB’s external auditors and approval by GSIB’s Board of Directors for inclusion in risk-based capital. These profits contributed 18 basis points to the leverage ratio as of March 2024.
GSIB is subject to minimum reserve requirements at central banks in certain of the jurisdictions in which it operates. As of both March 2024 and December 2023, GSIB was in compliance with these requirements.
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
The table below presents GSBE’s risk-based capital requirements.

	As of
	March	December
	2024	2023
Risk-based capital requirements
CET1 capital ratio	10.2%	10.0%
Tier 1 capital ratio	12.2%	12.1%
Total capital ratio	14.9%	14.8%
The table below presents information about GSBE’s risk-based capital ratios.

	As of
	March	December
$ in millions	2024	2023
Risk-based capital and risk-weighted assets
CET1 capital	$14,015	$14,143
Tier 1 capital	$14,015	$14,143
Tier 2 capital	$22	$22
Total capital	$14,037	$14,165
RWAs	$45,203	$39,746

Risk-based capital ratios
CET1 capital ratio	31.0%	35.6%
Tier 1 capital ratio	31.0%	35.6%
Total capital ratio	31.1%	35.6%
In the table above, the risk-based capital ratios as of March 2024 reflected profits that are still subject to annual audit by GSBE’s external auditors and approval by GSBE’s shareholder (GS Bank USA) for inclusion in risk-based capital. These profits contributed 166 basis points to the CET1 capital ratio as of March 2024.

Goldman Sachs March 2024 Form 10-Q	128

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
The table below presents GSBE’s leverage ratio requirement and leverage ratio.

	As of
	March	December
	2024	2023
Leverage ratio requirement	3.0%	3.0%
Leverage ratio	9.4%	11.3%
In the table above, the leverage ratio as of March 2024 reflected profits that are still subject to annual audit by GSBE’s external auditors and approval by GSBE’s shareholder (GS Bank USA) for inclusion in risk-based capital. These profits contributed 69 basis points to the leverage ratio as of March 2024.
GSBE is subject to minimum reserve requirements at central banks in certain of the jurisdictions in which it operates. As of both March 2024 and December 2023, GSBE was in compliance with these requirements.
GSBE is a registered swap dealer with the CFTC and a registered security-based swap dealer with the SEC. As of both March 2024 and December 2023, GSBE was subject to and in compliance with applicable capital requirements for swap dealers and security-based swap dealers.
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
GS&Co. had regulatory net capital, as defined by Rule 15c3-1 of the SEC, of $21.15 billion as of March 2024 and $20.25 billion as of December 2023, which exceeded the greater of the minimum amounts required under Rule 15c3-1 of the SEC and Rules 1.17 and Part 23 Subpart E of the CFTC by $15.93 billion as of March 2024 and $15.07 billion as of December 2023. In addition to its alternative minimum net capital requirements, GS&Co. is also required to hold tentative net capital in excess of $5 billion and net capital in excess of $1 billion in accordance with Rule 15c3-1. GS&Co. is also required to notify the SEC in the event that its tentative net capital is less than $6 billion. As of both March 2024 and December 2023, GS&Co. had tentative net capital and net capital in excess of both the minimum and the notification requirements.
Non-U.S. Regulated Broker-Dealer Subsidiaries. Our principal non-U.S. regulated broker-dealer subsidiaries include GSI and GSJCL.
GSI, our U.K. broker-dealer, is regulated by the PRA and the FCA. GSI is subject to the U.K. capital framework, which is largely based on Basel III.
The table below presents GSI’s risk-based capital requirements.

	As of
	March	December
	2024	2023
Risk-based capital requirements
CET1 capital ratio	9.1%	9.1%
Tier 1 capital ratio	11.1%	11.0%
Total capital ratio	13.7%	13.7%
The table below presents information about GSI’s risk-based capital ratios.

	As of
	March	December
$ in millions	2024	2023
Risk-based capital and risk-weighted assets
CET1 capital	$32,374	$32,403
Tier 1 capital	$37,874	$37,903
Tier 2 capital	$6,877	$6,877
Total capital	$44,751	$44,780
RWAs	$273,151	$257,956
Risk-based capital ratios
CET1 capital ratio	11.9%	12.6%
Tier 1 capital ratio	13.9%	14.7%
Total capital ratio	16.4%	17.4%
In the table above, the risk-based capital ratios as of March 2024 excluded GSI's profits for the first quarter of 2024, all of which are expected to be distributed as dividends in the future, subject to approval by GSI’s Board of Directors after verification by GSI's external auditors.
The table below presents GSI’s leverage ratio requirement and leverage ratio.

	As of
	March	December
	2024	2023
Leverage ratio requirement	3.6%	3.5%
Leverage ratio	4.5%	4.9%
In the table above, the leverage ratio as of March 2024 excluded GSI's profits for the first quarter of 2024, all of which are expected to be distributed as dividends in the future, subject to approval by GSI's Board of Directors after verification by GSI's external auditors.
GSI is a registered swap dealer with the CFTC and a registered security-based swap dealer with the SEC. As of both March 2024 and December 2023, GSI was subject to and in compliance with applicable capital requirements for swap dealers and security-based swap dealers.

129	Goldman Sachs March 2024 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
GSJCL, our Japanese broker-dealer, is regulated by Japan’s Financial Services Agency. GSJCL and certain other non-U.S. subsidiaries are also subject to capital requirements promulgated by authorities of the countries in which they operate. As of both March 2024 and December 2023, these subsidiaries were in compliance with their local capital requirements.
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
See “Business — Regulation” in Part I, Item 1 of the 2023 Form 10-K for further information about the laws, rules and regulations and proposed laws, rules and regulations that apply to us and our operations.
Other Matters
The Enhancement and Standardization of Climate-Related Disclosures for Investors. In March 2024, the SEC adopted final rules requiring registrants to provide certain climate-related disclosures, including Scope 1 and Scope 2 greenhouse gas emissions to the extent they are material. These rules require certain disclosures related to severe weather events and other natural conditions in the notes to audited financial statements. These disclosures are required to be phased-in over multiple years beginning with fiscal year 2025 for large accelerated filers like us. However, the SEC has stayed the implementation of these rules, pending the outcome of litigation challenging the rules.

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

Off-Balance Sheet Arrangement	Disclosure in Form 10-Q
Variable interests and other obligations, including contingent obligations, arising from variable interests in nonconsolidated variable interest entities	See Note 17 to the consolidated financial statements.
Guarantees, and lending and other commitments	See Note 18 to the consolidated financial statements.
Derivatives	See “Risk Management — Credit Risk Management — Credit Exposures — OTC Derivatives” and Notes 4, 5, 7 and 18 to the consolidated financial statements.

Goldman Sachs March 2024 Form 10-Q	130

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
Risk Management
Risks are inherent in our businesses and include liquidity, market, credit, operational, cybersecurity, model, legal, compliance, conduct, regulatory and reputational risks. For further information about our risk management processes, see “Overview and Structure of Risk Management,” and for information about our areas of risk, see “Liquidity Risk Management,” “Market Risk Management,” “Credit Risk Management,” “Operational Risk Management,” “Cybersecurity Risk Management,” “Model Risk Management” and “Other Risk Management,” as well as “Risk Factors” in Part I, Item 1A of the 2023 Form 10-K.
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
Our revenue-producing units, as well as Treasury, Engineering, Human Capital Management, Corporate and Workplace Solutions, and Corporate Planning & Management, are considered our first line of defense. They are accountable for the outcomes of our risk-generating activities, as well as for assessing and managing those risks within our risk appetite.
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

131	Goldman Sachs March 2024 Form 10-Q

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

Goldman Sachs March 2024 Form 10-Q	132

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

133	Goldman Sachs March 2024 Form 10-Q

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
Firmwide Capital Committee. The Firmwide Capital Committee provides approval and oversight of debt-related transactions, including principal commitments of our capital. This committee aims to ensure that business, reputational and suitability standards for underwritings and capital commitments are maintained on a global basis. This committee is co-chaired by our head of Credit Risk and the head of our Global Financing Group, who are appointed as chairs by the chair of the Firmwide Risk Appetite Committee.

Goldman Sachs March 2024 Form 10-Q	134

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

135	Goldman Sachs March 2024 Form 10-Q

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

Goldman Sachs March 2024 Form 10-Q	136

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
Group Inc. has provided substantial amounts of equity and subordinated indebtedness, directly or indirectly, to its regulated subsidiaries. For example, as of March 2024, Group Inc. had $36.77 billion of equity and subordinated indebtedness invested in GS&Co., its principal U.S. registered broker-dealer; $48.22 billion invested in GSI, a regulated U.K. broker-dealer; $2.32 billion invested in GSJCL, a regulated Japanese broker-dealer; $59.27 billion invested in GS Bank USA, a regulated New York State-chartered bank; and $4.94 billion invested in GSIB, a regulated U.K. bank. Group Inc. also provides financing, directly or indirectly, in the form of: $134.67 billion of unsubordinated loans (including secured loans of $40.84 billion) and $35.42 billion of collateral and cash deposits to these entities as of March 2024. In addition, as of March 2024, Group Inc. had significant amounts of capital invested in and loans to its other regulated subsidiaries.

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

137	Goldman Sachs March 2024 Form 10-Q

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
GCLA and Unencumbered Metrics
GCLA. Based on the results of our internal liquidity risk models, described above, as well as our consideration of other factors, including, but not limited to, a qualitative assessment of our condition, as well as the financial markets, we believe our liquidity position as of both March 2024 and December 2023 was appropriate. We strictly limit our GCLA to a narrowly defined list of securities and cash because they are highly liquid, even in a difficult funding environment. We do not include other potential sources of excess liquidity in our GCLA, such as less liquid unencumbered securities or committed credit facilities.

Goldman Sachs March 2024 Form 10-Q	138

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
The table below presents information about our GCLA.

	Average for the Three Months Ended
	March	December
$ in millions	2024	2023
Denomination
U.S. dollar	$288,340	$282,414
Non-U.S. dollar	134,872	131,176
Total	$423,212	$413,590

Asset Class
Overnight cash deposits	$222,895	$204,929
U.S. government obligations	146,556	150,806
U.S. agency obligations	18,931	22,895
Non-U.S. government obligations	34,830	34,960
Total	$423,212	$413,590

Entity Type
Group Inc. and Funding IHC	$61,616	$65,952
Major broker-dealer subsidiaries	119,186	117,818
Major bank subsidiaries	242,410	229,820
Total	$423,212	$413,590
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

Other Unencumbered Assets. In addition to our GCLA, we have a significant amount of other unencumbered cash and financial instruments, including other government obligations, high-grade money market securities, corporate obligations, marginable equities, loans and cash deposits not included in our GCLA. The fair value of our unencumbered assets averaged $292.45 billion for the three months ended March 2024 and $286.51 billion for the three months ended December 2023. We do not consider these assets liquid enough to be eligible for our GCLA.
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
The table below presents information about our average daily LCR.

	Average for the Three Months Ended
	March	December
$ in millions	2024	2023
Total HQLA	$412,745	$401,721
Eligible HQLA	$330,175	$326,181
Net cash outflows	$259,198	$255,106
LCR	127%	128%
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
The table below presents information about our average daily NSFR.

	Average for the Three Months Ended
	March	December
$ in millions	2024	2023
Total ASF	$650,903	$628,734
Total RSF	$567,373	$542,089
NSFR	115%	116%
In the table above, our average quarterly NSFR represents the average of our daily NSFRs during the quarter.

139	Goldman Sachs March 2024 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
The following provides information about our subsidiary liquidity regulatory requirements:
•GS Bank USA. GS Bank USA is subject to a minimum LCR of 100% under the LCR rule approved by the U.S. federal bank regulatory agencies. As of March 2024, GS Bank USA’s LCR exceeded the minimum requirement. The NSFR requirement described above also applies to GS Bank USA. As of March 2024, GS Bank USA’s NSFR exceeded the minimum requirement.
•GSI and GSIB. GSI and GSIB are subject to a minimum LCR of 100% under the LCR rule approved by the U.K. regulatory authorities. GSI’s and GSIB’s average monthly LCR for the trailing twelve-month period ended March 2024 exceeded the minimum requirement. GSI and GSIB are subject to the applicable NSFR requirement in the U.K. As of March 2024, both GSI’s and GSIB’s NSFR exceeded the minimum requirement.
•GSBE. GSBE is subject to a minimum LCR of 100% under the LCR rule approved by the European Parliament and Council. GSBE’s average monthly LCR for the trailing twelve-month period ended March 2024 exceeded the minimum requirement. GSBE is subject to the applicable NSFR requirement in the E.U. As of March 2024, GSBE’s NSFR exceeded the minimum requirement.
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
Credit Ratings
We rely on the short- and long-term debt capital markets to fund a significant portion of our day-to-day operations, and the cost and availability of debt financing is influenced by our credit ratings. Credit ratings are also important when we are competing in certain markets, such as OTC derivatives, and when we seek to engage in longer-term transactions. See “Risk Factors” in Part I, Item 1A of the 2023 Form 10-K for information about the risks associated with a reduction in our credit ratings.

The table below presents the unsecured credit ratings and outlook of Group Inc.

As of March 2024
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
•The DBRS, Fitch, Moody’s and S&P ratings for preferred stock include the APEX issued by Goldman Sachs Capital II and Goldman Sachs Capital III.
The table below presents the unsecured credit ratings and outlook of GS Bank USA, GSIB, GSBE, GS&Co. and GSI.

As of March 2024
	Fitch	Moody’s	S&P
GS Bank USA
Short-term debt	F1	P-1	A-1
Long-term debt	A+	A1	A+
Short-term bank deposits	F1+	P-1	N/A
Long-term bank deposits	AA-	A1	N/A
Ratings outlook	Stable	Stable	Stable
GSIB
Short-term debt	F1	P-1	A-1
Long-term debt	A+	A1	A+
Short-term bank deposits	F1	P-1	N/A
Long-term bank deposits	A+	A1	N/A
Ratings outlook	Stable	Stable	Stable
GSBE
Short-term debt	F1	P-1	A-1
Long-term debt	A+	A1	A+
Short-term bank deposits	N/A	P-1	N/A
Long-term bank deposits	N/A	A1	N/A
Ratings outlook	Stable	Stable	Stable
GS&Co.
Short-term debt	F1	N/A	A-1
Long-term debt	A+	N/A	A+
Ratings outlook	Stable	N/A	Stable
GSI
Short-term debt	F1	P-1	A-1
Long-term debt	A+	A1	A+
Ratings outlook	Stable	Stable	Stable

Goldman Sachs March 2024 Form 10-Q	140

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
Three Months Ended March 2024. Our cash and cash equivalents decreased by $32.19 billion to $209.39 billion at the end of the first quarter of 2024, due to net cash used for operating and investing activities and the effect of exchange rate changes on cash and cash equivalents, partially offset by net cash provided by financing activities. The net cash used for operating activities primarily reflected cash outflows from trading assets. The net cash used for investing activities primarily reflected net purchases of investments (primarily U.S. government and agency obligations accounted for as available-for-sale and held-to-maturity securities). The net cash provided by financing activities primarily reflected cash inflows from deposits (reflecting increases in consumer deposits and private bank deposits, partially offset by decreases in transaction banking deposits and brokered certificates of deposit) and cash inflows from unsecured short-term borrowings, net, partially offset by net repayments of unsecured long-term borrowings. The decrease in cash and cash equivalents as a result of changes in foreign exchange rates was due to the U.S. dollar strengthening during the quarter.
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

141	Goldman Sachs March 2024 Form 10-Q

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

Goldman Sachs March 2024 Form 10-Q	142

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

143	Goldman Sachs March 2024 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
Risk, which is independent of our revenue-producing units, and Treasury, have primary responsibility for assessing and monitoring EaR and EVE sensitivity through firmwide oversight, including oversight of interest rate risk stress testing and assumptions, and the establishment of our risk appetite.
Stress Testing. Stress testing is a method of determining the effect of various hypothetical stress scenarios. We use stress tests to examine risks of specific portfolios, as well as the potential impact of our significant risk exposures. We use a variety of stress testing techniques to calculate the potential loss from a wide range of market moves on our portfolios, including firmwide stress tests, sensitivity analysis and scenario analysis. The results of our various stress tests are analyzed together for risk management purposes. See “Overview and Structure of Risk Management” for information about firmwide stress tests.
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
The table below presents our average daily VaR.

	Three Months Ended
	March	December	March
$ in millions	2024	2023	2023
Categories
Interest rates	$86	$87	$92
Equity prices	29	29	28
Currency rates	18	18	32
Commodity prices	17	19	22
Diversification effect	(63)	(62)	(73)
Total	$87	$91	$101
Our average daily VaR decreased to $87 million for the three months ended March 2024 from $91 million for the three months ended December 2023, due to lower levels of volatility, partially offset by increased exposures. The total decrease was driven by decreases in the commodity prices and interest rates categories, and an increase in the diversification effect.

Goldman Sachs March 2024 Form 10-Q	144

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
Our average daily VaR decreased to $87 million for the three months ended March 2024 from $101 million for the three months ended March 2023, due to lower levels of volatility, partially offset by increased exposures. The total decrease was primarily driven by decreases in the currency rates, interest rates and commodity prices categories, partially offset by a decrease in the diversification effect.
The table below presents our period-end VaR.

	As of
	March	December	March
$ in millions	2024	2023	2023
Categories
Interest rates	$90	$93	$123
Equity prices	32	25	32
Currency rates	25	15	28
Commodity prices	18	14	19
Diversification effect	(72)	(54)	(85)
Total	$93	$93	$117
Our period-end VaR of $93 million as of March 2024 remained unchanged compared with December 2023. Increases in the currency rates, equity prices and commodity prices categories were offset by an increase in the diversification effect and a decrease in the interest rates category.
Our period-end VaR decreased to $93 million as of March 2024 from $117 million as of March 2023, due to lower levels of volatility, partially offset by increased exposures. The total decrease was primarily driven by a decrease in the interest rates category, partially offset by a decrease in the diversification effect.
During the three months ended March 2024, the firmwide VaR risk limit was not exceeded, raised or reduced, and there were no permanent or temporary changes to the firmwide VaR risk limit. During 2023, the firmwide VaR risk limit was not exceeded and there were no permanent changes to the firmwide VaR risk limit. However, the firmwide VaR risk limit was temporarily changed on four occasions as a result of changes in the market environment in the first half of 2023.
The table below presents our high and low VaR.

	Three Months Ended
	March 2024		December 2023		March 2023
$ in millions	High	Low	High	Low	High	Low
Categories
Interest rates	$121	$70	$97	$76	$148	$70
Equity prices	$39	$25	$39	$23	$38	$22
Currency rates	$30	$10	$26	$9	$47	$20
Commodity prices	$22	$14	$32	$14	$29	$17
Firmwide
VaR	$116	$75	$101	$83	$137	$85
The chart below presents our daily VaR for the three months ended March 2024.

210
180
150
120
90
60
30
0
Daily VaR
(in millions)
First Quarter
2024

The table below presents, by number of business days, the frequency distribution of our daily net revenues for positions included in VaR.

	Three Months Ended March
$ in millions	2024	2023
>$100	23	22
$75 – $100	7	8
$50 – $75	17	14
$25 – $50	9	6
$0 – $25	3	4
$(25) – $0	1	5
$(50) – $(25)	1	1
$(75) – $(50)	–	1
$(100) – $(75)	–	–
<$(100)	–	1
Total	61	62
Daily net revenues for positions included in VaR are compared with VaR calculated as of the end of the prior business day. Net losses incurred on a single day for such positions did not exceed our 95% one-day VaR (i.e., a VaR exception) during the three months ended March 2024 and exceeded our 95% one-day VaR on one occasion during the three months ended March 2023.
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

145	Goldman Sachs March 2024 Form 10-Q

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

	As of
	March	December	March
$ in millions	2024	2023	2023
Equity	$1,528	$1,562	$1,570
Debt	2,120	2,446	2,775
Total	$3,648	$4,008	$4,345
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
•Debt positions include mezzanine and senior debt, and corporate and real estate loans, substantially all of which are included within Asset & Wealth Management. Debt positions as of March 2024 decreased compared with both December 2023 and March 2023, primarily due to the sales of GreenSky and Marcus loans.
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

Credit and Funding Spread Sensitivity on Derivatives and Financial Liabilities. VaR excludes the impact of changes in counterparty credit spreads, our own credit spreads and unsecured funding spreads on derivatives, as well as changes in our own credit spreads (debt valuation adjustment) on financial liabilities for which the fair value option was elected. The estimated sensitivity to a one basis point increase in credit spreads (counterparty and our own) and unsecured funding spreads on derivatives (including hedges) was a loss of $2 million as of both March 2024 and December 2023. In addition, the estimated sensitivity to a one basis point increase in our own credit spreads on financial liabilities for which the fair value option was elected was a gain of $42 million as of both March 2024 and December 2023. However, the actual net impact of a change in our own credit spreads is also affected by the liquidity, duration and convexity (as the sensitivity is not linear to changes in yields) of those financial liabilities for which the fair value option was elected, as well as the relative performance of any hedges undertaken.
Earnings-at-Risk. The table below presents the impact of a parallel shift in rates on our net revenues and preferred stock dividends over the next 12 months relative to the baseline scenario.

	As of
	March	December
$ in millions	2024	2023
+100 basis points parallel shift in rates	$151	$225
-100 basis points parallel shift in rates	$(162)	$(232)
+200 basis points parallel shift in rates	$295	$445
-200 basis points parallel shift in rates	$(325)	$(475)
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

Goldman Sachs March 2024 Form 10-Q	146

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
We also perform credit analyses, which incorporate initial and ongoing evaluations of the capacity and willingness of a counterparty to meet its financial obligations. For substantially all of our credit exposures, the core of our process is an annual counterparty credit evaluation or more frequently if deemed necessary as a result of events or changes in circumstances. We determine an internal credit rating for the counterparty by considering the results of the credit evaluations and assumptions with respect to the nature of and outlook for the counterparty’s industry and the economic environment. For collateralized loans, we also take into consideration collateral received or other credit support arrangements when determining an internal credit rating. Senior personnel, with expertise in specific industries, inspect and approve credit reviews and internal credit ratings.
Our risk assessment process may also include, where applicable, reviewing certain key metrics, including, but not limited to, delinquency status, collateral value, FICO credit scores and other risk factors.

147	Goldman Sachs March 2024 Form 10-Q

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

Goldman Sachs March 2024 Form 10-Q	148

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
Credit Exposures
As of March 2024, our aggregate credit exposure decreased slightly compared with December 2023, primarily reflecting a decrease in cash deposits with central banks. The percentage of our credit exposures arising from non-investment-grade counterparties (based on our internally determined public rating agency equivalents) increased slightly compared with December 2023, primarily reflecting a decrease in investment-grade credit exposure related to cash deposits with central banks. Our credit exposures are described further below.
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

	As of
	March	December
$ in millions	2024	2023
Cash and Cash Equivalents	$194,630	$224,493

Industry
Financial Institutions	10%	9%
Sovereign	90%	91%
Total	100%	100%

Region
Americas	50%	50%
EMEA	38%	34%
Asia	12%	16%
Total	100%	100%

Credit Quality (Credit Rating Equivalent)
AAA	68%	65%
AA	15%	15%
A	17%	20%
Total	100%	100%
The table above excludes cash segregated for regulatory and other purposes of $14.76 billion as of March 2024 and $17.08 billion as of December 2023.
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
The table below presents our net credit exposure from OTC derivatives and the concentration by industry and region.

	As of
	March	December
$ in millions	2024	2023
OTC derivative assets	$36,861	$42,950
Collateral (not netted under U.S. GAAP)	(14,750)	(14,420)
Net credit exposure	$22,111	$28,530
Industry
Consumer & Retail	3%	3%
Diversified Industrials	12%	11%
Financial Institutions	19%	21%
Funds	16%	20%
Healthcare	2%	2%
Municipalities & Nonprofit	3%	4%
Natural Resources & Utilities	24%	17%
Sovereign	12%	14%
Technology, Media & Telecommunications	7%	6%
Other (including Special Purpose Vehicles)	2%	2%
Total	100%	100%
Region
Americas	42%	48%
EMEA	51%	45%
Asia	7%	7%
Total	100%	100%
Our credit exposure (before any potential recoveries) to OTC derivative counterparties that defaulted during the three months ended March 2024 remained low, representing less than 2% of our total credit exposure from OTC derivatives.
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

149	Goldman Sachs March 2024 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
The table below presents the distribution of our net credit exposure from OTC derivatives by tenor.

$ in millions	Investment- Grade	Non-Investment- Grade / Unrated	Total
As of March 2024
Less than 1 year	$17,876	$4,959	$22,835
1 – 5 years	19,806	5,231	25,037
Greater than 5 years	52,840	3,776	56,616
Total	90,522	13,966	104,488
Netting	(75,951)	(6,426)	(82,377)
Net credit exposure	$14,571	$7,540	$22,111
As of December 2023
Less than 1 year	$19,314	$7,700	$27,014
1 – 5 years	19,673	6,331	26,004
Greater than 5 years	51,944	3,999	55,943
Total	90,931	18,030	108,961
Netting	(72,412)	(8,019)	(80,431)
Net credit exposure	$18,519	$10,011	$28,530
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

	Investment-Grade
$ in millions	AAA	AA	A	BBB	Total
As of March 2024
Less than 1 year	$790	$2,719	$8,954	$5,413	$17,876
1 – 5 years	1,464	4,797	7,282	6,263	19,806
Greater than 5 years	5,788	12,580	16,948	17,524	52,840
Total	8,042	20,096	33,184	29,200	90,522
Netting	(5,251)	(18,826)	(29,176)	(22,698)	(75,951)
Net credit exposure	$2,791	$1,270	$4,008	$6,502	$14,571
As of December 2023
Less than 1 year	$583	$4,383	$7,718	$6,630	$19,314
1 – 5 years	1,226	4,850	6,755	6,842	19,673
Greater than 5 years	5,963	13,417	15,507	17,057	51,944
Total	7,772	22,650	29,980	30,529	90,931
Netting	(5,308)	(18,364)	(25,470)	(23,270)	(72,412)
Net credit exposure	$2,464	$4,286	$4,510	$7,259	$18,519
			Non-Investment-Grade / Unrated
$ in millions			≤ BB	Unrated	Total
As of March 2024
Less than 1 year			$4,331	$628	$4,959
1 – 5 years			5,089	142	5,231
Greater than 5 years			3,665	111	3,776
Total			13,085	881	13,966
Netting			(6,332)	(94)	(6,426)
Net credit exposure			$6,753	$787	$7,540
As of December 2023
Less than 1 year			$7,274	$426	$7,700
1 – 5 years			6,244	87	6,331
Greater than 5 years			3,887	112	3,999
Total			17,405	625	18,030
Netting			(7,975)	(44)	(8,019)
Net credit exposure			$9,430	$581	$10,011
Lending Activities. We manage our lending activities using the credit risk process, measures, limits and risk mitigants described above. Other lending positions, including secondary trading positions, are risk-managed as a component of market risk.
The table below presents our loans and lending commitments.

$ in millions	Loans	Lending Commitments	Total
As of March 2024
Corporate	$35,933	$149,537	$185,470
Commercial real estate	26,656	3,385	30,041
Residential real estate	24,112	1,291	25,403
Securities-based	14,526	708	15,234
Other collateralized	66,802	26,895	93,697
Consumer:
Installment	374	1	375
Credit cards	18,798	73,621	92,419
Other	1,635	804	2,439
Total	$188,836	$256,242	$445,078
Allowance for loan losses	$(4,902)	$(633)	$(5,535)
As of December 2023
Corporate	$35,874	$144,463	$180,337
Commercial real estate	26,028	3,440	29,468
Residential real estate	25,388	1,471	26,859
Securities-based	14,621	691	15,312
Other collateralized	62,225	23,731	85,956
Consumer:
Installment	3,298	2,250	5,548
Credit cards	19,361	70,824	90,185
Other	1,613	888	2,501
Total	$188,408	$247,758	$436,166
Allowance for loan losses	$(5,050)	$(620)	$(5,670)
In the table above, lending commitments excluded $5.73 billion as of March 2024 and $5.81 billion as of December 2023 related to issued letters of credit which are classified as guarantees in our consolidated financial statements. See Note 18 to the consolidated financial statements for further information about guarantees.
See Note 9 to the consolidated financial statements for information about net charge-offs on wholesale and consumer loans, as well as past due and nonaccrual loans accounted for at amortized cost.

Goldman Sachs March 2024 Form 10-Q	150

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

$ in millions	Loans	Lending Commitments	Total
As of March 2024
Corporate	$35,933	$149,537	$185,470

Industry
Consumer & Retail	9%	12%	12%
Diversified Industrials	18%	20%	19%
Financial Institutions	7%	9%	9%
Funds	4%	4%	3%
Healthcare	10%	11%	11%
Natural Resources & Utilities	9%	17%	15%
Real Estate	13%	5%	7%
Technology, Media & Telecommunications	25%	21%	22%
Other (including Special Purpose Vehicles)	5%	1%	2%
Total	100%	100%	100%

Region
Americas	64%	77%	74%
EMEA	28%	22%	23%
Asia	8%	1%	3%
Total	100%	100%	100%

Credit Quality (Credit Rating Equivalent)
AAA	–	1%	1%
AA	1%	5%	4%
A	5%	20%	17%
BBB	21%	41%	37%
BB or lower	73%	33%	41%
Total	100%	100%	100%

As of December 2023
Corporate	$35,874	$144,463	$180,337

Industry
Consumer & Retail	11%	13%	12%
Diversified Industrials	17%	20%	20%
Financial Institutions	8%	9%	9%
Funds	4%	3%	3%
Healthcare	9%	11%	10%
Natural Resources & Utilities	8%	18%	16%
Real Estate	13%	5%	7%
Technology, Media & Telecommunications	25%	20%	21%
Other (including Special Purpose Vehicles)	5%	1%	2%
Total	100%	100%	100%

Region
Americas	63%	77%	74%
EMEA	29%	22%	23%
Asia	8%	1%	3%
Total	100%	100%	100%

Credit Quality (Credit Rating Equivalent)
AAA	–	1%	1%
AA	1%	5%	4%
A	5%	20%	17%
BBB	20%	41%	37%
BB or lower	74%	33%	41%
Total	100%	100%	100%
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

$ in millions	Loans	Lending Commitments	Total
As of March 2024
Commercial Real Estate	$26,656	$3,385	$30,041

Region
Americas	83%	79%	83%
EMEA	14%	21%	15%
Asia	3%	–	2%
Total	100%	100%	100%

Credit Quality (Credit Rating Equivalent)
Investment-grade	50%	49%	50%
Non-investment-grade	50%	51%	50%
Total	100%	100%	100%

As of December 2023
Commercial Real Estate	$26,028	$3,440	$29,468

Region
Americas	80%	74%	79%
EMEA	17%	25%	18%
Asia	3%	1%	3%
Total	100%	100%	100%

Credit Quality (Credit Rating Equivalent)
Investment-grade	47%	46%	47%
Non-investment-grade	52%	54%	52%
Unrated	1%	–	1%
Total	100%	100%	100%
In the table above:
•The concentration of loans and lending commitments by asset class as of March 2024 was 42% for warehouse and other indirect, 13% for multifamily, 10% for industrials, 7% for office, 7% for hospitality, 3% for mixed use and 18% for other asset classes. The concentration of loans and lending commitments by asset class as of December 2023 was 42% for warehouse and other indirect, 13% for multifamily, 12% for industrials, 7% for office, 7% for hospitality, 7% for mixed use and 12% for other asset classes.
•The net charge-off ratio for commercial real estate loans was 0.3% for the three months ended March 2024. The net charge-off ratio is calculated by dividing annualized net charge-offs by average gross loans accounted for at amortized cost.

151	Goldman Sachs March 2024 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
In addition, we also have credit exposure to commercial real estate loans held for securitization of $91 million as of March 2024 and $119 million as of December 2023. Such loans are included in trading assets in our consolidated balance sheets.
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

$ in millions	Loans	Lending Commitments	Total
As of March 2024
Residential Real Estate	$24,112	$1,291	$25,403

Region
Americas	95%	97%	95%
EMEA	4%	3%	4%
Asia	1%	–	1%
Total	100%	100%	100%

Credit Quality (Credit Rating Equivalent)
Investment-grade	37%	47%	38%
Non-investment-grade	14%	30%	14%
Other metrics	49%	23%	48%
Total	100%	100%	100%

As of December 2023
Residential Real Estate	$25,388	$1,471	$26,859

Region
Americas	95%	93%	95%
EMEA	4%	7%	4%
Asia	1%	–	1%
Total	100%	100%	100%

Credit Quality (Credit Rating Equivalent)
Investment-grade	42%	56%	43%
Non-investment-grade	13%	25%	13%
Other metrics	45%	16%	43%
Unrated	–	3%	1%
Total	100%	100%	100%

In the table above:
•Credit exposure included loans and lending commitments of $12.97 billion as of March 2024 and $14.45 billion as of December 2023 which are extended to clients who warehouse assets that are directly or indirectly secured by residential real estate.
•Substantially all residential real estate loans included in the other metrics category consists of loans extended to wealth management clients. As of both March 2024 and December 2023, substantially all of such loans had a loan-to-value ratio of less than 80% and were performing in accordance with the contractual terms. Additionally, as of both March 2024 and December 2023, the vast majority of such loans had a FICO credit score of greater than 740.
In addition, we also have credit exposure to residential real estate loans held for securitization of $7.91 billion as of March 2024 and $7.65 billion as of December 2023. Such loans are included in trading assets in our consolidated balance sheets.

Goldman Sachs March 2024 Form 10-Q	152

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

$ in millions	Loans	Lending Commitments	Total
As of March 2024
Securities-based	$14,526	$708	$15,234

Region
Americas	79%	99%	80%
EMEA	20%	1%	19%
Asia	1%	–	1%
Total	100%	100%	100%

Credit Quality (Credit Rating Equivalent)
Investment-grade	75%	24%	72%
Non-investment-grade	4%	2%	4%
Other metrics	21%	74%	24%
Total	100%	100%	100%

As of December 2023
Securities-based	$14,621	$691	$15,312

Region
Americas	79%	98%	80%
EMEA	20%	2%	19%
Asia	1%	–	1%
Total	100%	100%	100%

Credit Quality (Credit Rating Equivalent)
Investment-grade	75%	25%	73%
Non-investment-grade	4%	2%	4%
Other metrics	21%	73%	23%
Total	100%	100%	100%
In the table above, substantially all securities-based loans included in the other metrics category had a loan-to-value ratio of less than 80% and were performing in accordance with the contractual terms as of both March 2024 and December 2023.

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

$ in millions	Loans	Lending Commitments	Total
As of March 2024
Other Collateralized	$66,802	$26,895	$93,697

Region
Americas	88%	92%	89%
EMEA	11%	8%	10%
Asia	1%	–	1%
Total	100%	100%	100%

Credit Quality (Credit Rating Equivalent)
Investment-grade	82%	87%	83%
Non-investment-grade	18%	11%	16%
Unrated	–	2%	1%
Total	100%	100%	100%

As of December 2023
Other Collateralized	$62,225	$23,731	$85,956

Region
Americas	89%	94%	90%
EMEA	10%	5%	9%
Asia	1%	1%	1%
Total	100%	100%	100%

Credit Quality (Credit Rating Equivalent)
Investment-grade	78%	80%	79%
Non-investment-grade	21%	18%	20%
Unrated	1%	2%	1%
Total	100%	100%	100%
In the table above, credit exposure included loans and lending commitments extended to clients who warehouse assets of $26.88 billion as of March 2024 and $21.78 billion as of December 2023.

153	Goldman Sachs March 2024 Form 10-Q

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

$ in millions	Installment
As of March 2024
Loans, gross	$374

New Jersey	21%
California	14%
New York	12%
Florida	9%
Minnesota	8%
Other	36%
Total	100%

As of December 2023
Loans, gross	$3,298

California	8%
Texas	8%
Florida	7%
New York	5%
New Jersey	5%
Other	67%
Total	100%

$ in millions	Credit Cards
As of March 2024
Loans, gross	$18,798

California	17%
Texas	9%
Florida	9%
New York	8%
Illinois	4%
Other	53%
Total	100%

As of December 2023
Loans, gross	$19,361

California	17%
Texas	9%
Florida	8%
New York	8%
Illinois	4%
Other	54%
Total	100%
In addition, we had credit exposure of $2.25 billion as of December 2023 related to our commitments to provide unsecured installment loans to consumers.
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

$ in millions	Loans	Lending Commitments	Total
As of March 2024
Other	$1,635	$804	$2,439
Region
Americas	97%	100%	98%
EMEA	3%	–	2%
Total	100%	100%	100%
Credit Quality (Credit Rating Equivalent)
Investment-grade	63%	77%	67%
Non-investment-grade	18%	23%	20%
Other metrics	19%	–	13%
Total	100%	100%	100%
As of December 2023
Other	$1,613	$888	$2,501
Region
Americas	97%	100%	98%
EMEA	3%	–	2%
Total	100%	100%	100%
Credit Quality (Credit Rating Equivalent)
Investment-grade	61%	87%	70%
Non-investment-grade	9%	13%	11%
Other metrics	30%	–	19%
Total	100%	100%	100%
In the table above, other metrics primarily includes consumer and credit card loans purchased by us. Our risk assessment process for such loans includes reviewing certain key metrics, such as expected cash flows, delinquency status and other risk factors.
In addition, we also have credit exposure to other loans held for securitization of $1.14 billion as of March 2024 and $1.22 billion as of December 2023. Such loans are included in trading assets in our consolidated balance sheets.
Credit Hedges. We seek to mitigate the credit risk associated with our lending activities by obtaining credit protection on certain loans and lending commitments through credit default swaps, both single-name and index-based contracts, and through the issuance of credit-linked notes.

Goldman Sachs March 2024 Form 10-Q	154

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

	As of
	March	December
$ in millions	2024	2023
Securities Financing Transactions	$40,386	$40,201

Industry
Financial Institutions	29%	30%
Funds	26%	33%
Municipalities & Nonprofit	7%	7%
Sovereign	37%	29%
Other (including Special Purpose Vehicles)	1%	1%
Total	100%	100%

Region
Americas	44%	45%
EMEA	32%	38%
Asia	24%	17%
Total	100%	100%

Credit Quality (Credit Rating Equivalent)
AAA	23%	14%
AA	26%	31%
A	35%	38%
BBB	6%	7%
BB or lower	10%	10%
Total	100%	100%
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

	As of
	March	December
$ in millions	2024	2023
Other Credit Exposures	$45,568	$50,820

Industry
Financial Institutions	78%	80%
Funds	15%	13%
Other (including Special Purpose Vehicles)	7%	7%
Total	100%	100%

Region
Americas	42%	35%
EMEA	46%	54%
Asia	12%	11%
Total	100%	100%

Credit Quality (Credit Rating Equivalent)
AAA	2%	2%
AA	47%	57%
A	27%	26%
BBB	8%	6%
BB or lower	15%	8%
Unrated	1%	1%
Total	100%	100%
The table above reflects collateral that we consider when determining credit risk.

155	Goldman Sachs March 2024 Form 10-Q

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
Country Exposures. The Russian invasion of Ukraine has negatively affected the global economy and increased macroeconomic uncertainty. Our total credit exposure to Ukrainian counterparties or borrowers was not material as of March 2024. Our total market exposure to Ukrainian issuers as of March 2024 was $139 million, primarily to sovereign issuers. Such exposure consisted of $150 million related to debt and $(11) million related to credit derivatives. Our credit exposure to Russian counterparties or borrowers and our market exposure to Russian issuers was not material as of March 2024.
Economic challenges persist for the Argentine government given uncertainty relating to its fiscal and economic policies. As of March 2024, our total credit exposure to Argentinian counterparties or borrowers was not material. Our total market exposure to Argentinian issuers as of March 2024 was $159 million, primarily to sovereign issuers. Such exposure consisted of $74 million related to debt, $15 million related to credit derivatives and $70 million related to equities.
In addition, economic and/or political uncertainties in Ethiopia, Lebanon, Pakistan, Sri Lanka and Venezuela have led to concerns about their financial stability. Our credit exposure to counterparties or borrowers and our market exposure to issuers relating to each of these countries was not material as of March 2024.
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

Goldman Sachs March 2024 Form 10-Q	156

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
Types of Operational Risks
Increased reliance on technology and third-party relationships has resulted in increased operational risks, such as third-party risk, business resilience risk and cybersecurity risk. See “Cybersecurity Risk Management” for information about our cybersecurity risk management process. We manage third-party and business resilience risks as follows:
Third-Party Risk. Third-party risk, including vendor risk, is the risk of an adverse impact due to reliance on third parties performing services or activities on our behalf. These risks may include legal, regulatory, information security, cybersecurity, reputational, operational or other risks inherent in engaging a third party. We identify, manage and report key third-party risks and conduct due diligence across multiple risk domains, including information security and cybersecurity, resilience and additional supply chain dependencies. We evaluate whether vendors design, implement, and maintain information security controls consistent with our security policies and standards. Vendors that access and process our information on their infrastructure external to our network are required to undergo an initial risk assessment, resulting in the assignment of a vendor inherent risk rating that is determined based on a number of factors, including the type of data stored and processed by a particular vendor. Subsequently, we conduct re-certifications at a depth and frequency that is commensurate with each vendor’s inherent risk rating as a component of our risk-based approach to vendor oversight. Vendors are required to agree to standard contractual provisions before receiving sensitive information from us. These provisions have specific information security control requirements, which apply to vendors that store, access, transmit or otherwise process sensitive information on our behalf. The Third-Party Risk Program monitors, reviews and reassesses third-party risks on an ongoing basis. See “Risk Factors” in Part I, Item 1A of the 2023 Form 10-K for further information about third-party risk.
Business Resilience Risk. Business resilience risk is the risk of disruption to our critical processes. We monitor threats and assess risks and seek to ensure our state of readiness in the event of a significant operational disruption to the normal operations of our critical functions or their dependencies, such as critical facilities, systems, third parties, data and/or personnel. Our resilience framework defines the fundamental principles for business continuity planning (BCP) and crisis management to ensure that critical functions can continue to operate in the event of a disruption. We seek to maintain a business continuity program that is comprehensive, consistent on a firmwide basis, and up-to-date, incorporating new information, including resilience capabilities. Our resilience assurance program encompasses testing of response and recovery strategies on a regular basis with the objective of minimizing and preventing significant operational disruptions. See “Business — Business Continuity and Information Security” in Part I, Item 1 of the 2023 Form 10-K for further information about business continuity.

157	Goldman Sachs March 2024 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
Cybersecurity Risk Management
Overview
Cybersecurity risk is the risk of compromising the confidentiality, integrity or availability of our data and systems, leading to an adverse impact to us, our reputation, our clients and/or the broader financial system. We seek to minimize the occurrence and impact of unauthorized access, disruption or use of information and/or information systems. We deploy and operate preventive and detective controls and processes to mitigate emerging and evolving information security and cybersecurity threats, including monitoring our network for known vulnerabilities and signs of unauthorized attempts to access our data and systems. There is increased information risk through diversification of our data across external service providers, including use of a variety of cloud-provided or -hosted services and applications. In addition, new AI technologies may increase the frequency and severity of cybersecurity attacks. See “Risk Factors” in Part I, Item 1A of the 2023 Form 10-K for further information about information and cybersecurity risk.
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

Goldman Sachs March 2024 Form 10-Q	158

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
During the three months ended March 2024, we did not identify any cybersecurity threats that have materially affected or are reasonably likely to materially affect our business strategy, results of operations or financial condition. Technology Risk monitors cybersecurity threats and risks from information security and cybersecurity matters on an ongoing basis, and allocates resources and directs operations in a manner designed to mitigate those risks. For example, in response to the proliferation of ransomware attacks reported globally over the past year, we have emphasized phishing training for our employees and allocated additional resources for business continuity. However, despite these efforts, we cannot eliminate all cybersecurity risks or provide assurances that we have not had occurrences of undetected cybersecurity incidents.
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

159	Goldman Sachs March 2024 Form 10-Q

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

Goldman Sachs March 2024 Form 10-Q	160

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
See “Business — Sustainability” in Part I, Item 1 and “Risk Factors” in Part I, Item 1A of the 2023 Form 10-K for information about our sustainability initiatives, including in relation to climate transition.

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
For further information about our risk management processes, see “Overview and Structure of Risk Management” and “Risk Factors” in Part I, Item 1A of the 2023 Form 10-K.

161	Goldman Sachs March 2024 Form 10-Q

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
Our website also includes information about (i) purchases and sales of our equity securities by our executive officers and directors; (ii) disclosure relating to certain non-GAAP financial measures (as defined in the SEC’s Regulation G) that we may make public orally, telephonically, by webcast, by broadcast or by other means; (iii) our DFAST results; (iv) the public portion of our and GS Bank USA’s resolution plan submissions; (v) our Pillar 3 disclosure; (vi) our average daily LCR; (vii) our People Strategy Report; (viii) our Sustainability Report; (ix) our Task Force on Climate-Related Financial Disclosures Report; and (x) our average daily NSFR.

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
Forward-Looking Statements
We have included in this Form 10-Q, and our management may make, statements that constitute “forward-looking statements” within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements are not historical facts or statements of current conditions, but instead represent only our beliefs regarding future events, many of which, by their nature, are inherently uncertain and outside our control.
By identifying these statements for you in this manner, we are alerting you to the possibility that our actual results, financial condition, liquidity and capital actions may differ, possibly materially, from the anticipated results, financial condition, liquidity and capital actions in these forward-looking statements. Important factors that could cause our results, financial condition, liquidity and capital actions to differ from those in these statements include, among others, those described below and in “Risk Factors” in Part I, Item 1A of the 2023 Form 10-K.

Goldman Sachs March 2024 Form 10-Q	162

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
These statements may relate to, among other things, (i) our future plans and results, including our target ROE, ROTE, efficiency ratio, CET1 capital ratio and firmwide AUS inflows, and how they can be achieved, (ii) trends in or growth opportunities for our businesses, including the timing, costs, profitability, benefits and other aspects of business and strategic initiatives and their impact on our efficiency ratio, as well as the opportunities and challenges presented by artificial intelligence, (iii) our level of future compensation expense, including as a percentage of both operating expenses and net revenues, net of provision for credit losses, (iv) our Investment banking fees backlog and future advisory and capital market results, (v) our expected interest income and interest expense, (vi) our expense savings and strategic locations initiatives, (vii) expenses we may incur, including future litigation expense, (viii) the projected growth of our deposits and other funding, asset liability management and funding strategies and related interest expense savings, (ix) our business initiatives, including transaction banking, (x) our planned 2024 benchmark debt issuances, (xi) the amount, composition and location of GCLA we expect to hold, (xii) our credit exposures, (xiii) our expected provision for credit losses, (xiv) the adequacy of our allowance for credit losses, (xv) the narrowing of our consumer business, (xvi) the objectives and effectiveness of our BCP, information security program, risk management and liquidity policies, (xvii) our resolution plan and strategy and their implications for stakeholders, (xviii) the design and effectiveness of our resolution capital and liquidity models and triggers and alerts framework, (xix) the results of stress tests, the effect of changes to regulations, and our future status, activities or reporting under banking and financial regulation, (xx) our expected tax rate, (xxi) the future state of our liquidity and regulatory capital ratios, and our prospective capital distributions (including dividends and repurchases), (xxii) our expected SCB and G-SIB surcharge, (xxiii) legal proceedings, governmental investigations or other contingencies, (xxiv) the asset recovery guarantee and our remediation activities related to our 1Malaysia Development Berhad (1MDB) settlements, (xxv) the effectiveness of our management of our human capital, including our diversity goals, (xxvi) our sustainability and carbon neutrality targets and goals, (xxvii) future inflation, (xxviii) the impact of Russia’s invasion of Ukraine and related sanctions and other developments on our business, results and financial position, (xxix) our ability to sell, and the terms of any proposed sales of, Asset & Wealth Management historical principal investments, (xxx) our agreement with GM regarding a process to transition the GM credit card program to another issuer to be selected by GM, (xxxi) the impact of the conflicts in the Middle East, (xxxii) our ability to manage our commercial real estate exposures, (xxxiii) the profitability of Platform Solutions, and (xxxiv) the effectiveness of our cybersecurity risk management process.
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

163	Goldman Sachs March 2024 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
Statements about our Investment banking fees backlog and future advisory and capital market results are subject to the risk that advisory and capital market activity may not increase as the firm expects or that such transactions may be modified or may not be completed at all, and related net revenues may not be realized or may be materially less than expected. Important factors that could have such a result include, for underwriting transactions, a decline or weakness in general economic conditions, an outbreak or worsening of hostilities, including those in Ukraine and the Middle East, continuing volatility in the securities markets or an adverse development with respect to the issuer of the securities and, for advisory transactions, a decline in the securities markets, an inability to obtain adequate financing, an adverse development with respect to a party to the transaction or a failure to obtain a required regulatory approval.
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

Goldman Sachs March 2024 Form 10-Q	164

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
Statements about the proposed sales of Asset & Wealth Management historical principal investments are subject to the risks that buyers may not bid on these assets or bid at levels, or with terms, that are unacceptable to us, and that the performance of these activities may deteriorate as a result of the pending sales, and statements about our agreement with GM regarding a process to transition the GM credit card program to another issuer to be selected by GM are subject to the risk that the transaction may not close on the anticipated timeline or at all, including due to a failure to obtain requisite regulatory approval.
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

165	Goldman Sachs March 2024 Form 10-Q

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Quantitative and qualitative disclosures about market risk are set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management” in Part I, Item 2 of this Form 10-Q.
Item 4. Controls and Procedures
As of the end of the period covered by this report, an evaluation was carried out by our management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of the end of the period covered by this report. In addition, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the quarter ended March 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The table below presents purchases made by or on behalf of Group Inc. or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our common stock during the three months ended March 2024.

	Total Shares Purchased	Average Price Paid Per Share	Total Shares Purchased as Part of a Publicly Announced Program	Dollar Value of Remaining Authorized Repurchases ($ in millions)
January	1,442,363	$381.56	1,441,339	$23,654
February	2,459,260	$386.30	2,459,260	$22,704
March	–	$–	–	$22,704
Total	3,901,623		3,900,599
In the table above, total shares purchased included 1,024 shares during January 2024 remitted to satisfy statutory withholding taxes on the delivery of equity-based awards.
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
Item 5. Other Information
Rule 10b5-1 Trading Plans
During the three months ended March 2024, no directors or executive officers entered into, modified or terminated, contracts, instructions or written plans for the sale or purchase of Group Inc.’s securities that were intended to satisfy the affirmative defense conditions of Rule 10b5-1 or that constituted non-Rule 10b5-1 trading arrangements (as defined in Item 408 of Regulation S-K).

Goldman Sachs March 2024 Form 10-Q	166

Item 6. Exhibits
Exhibits
3.1    Certificate of Designations of The Goldman Sachs Group, Inc. relating to the 7.50% Fixed-Rate Reset Non-Cumulative Preferred Stock, Series X (incorporated by reference to Exhibit 3.1 and 4.1 to the Registrant’s Current Report on Form 8-K, filed on April 23, 2024).
10.1    Amended and Restated The Goldman Sachs Group, Inc. Clawback Policy, effective as of December 1, 2023.
15.1     Letter re: Unaudited Interim Financial Information.
31.1     Rule 13a-14(a) Certifications.
32.1    Section 1350 Certifications (This information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934).
101     Pursuant to Rules 405 and 406 of Regulation S-T, the following information is formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Statements of Earnings for the three months ended March 31, 2024 and March 31, 2023, (ii) the Consolidated Statements of Comprehensive Income for the three months ended March 31, 2024 and March 31, 2023, (iii) the Consolidated Balance Sheets as of March 31, 2024 and December 31, 2023, (iv) the Consolidated Statements of Changes in Shareholders’ Equity for the three months ended March 31, 2024 and March 31, 2023, (v) the Consolidated Statements of Cash Flows for the three months ended March 31, 2024 and March 31, 2023, (vi) the notes to the Consolidated Financial Statements and (vii) the cover page.
104    Cover Page Interactive Data File (formatted in iXBRL in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
THE GOLDMAN SACHS GROUP, INC.

By:	/s/	Denis P. Coleman III
Name:		Denis P. Coleman III
Title:		Chief Financial Officer (Principal Financial Officer)
Date:		May 2, 2024

By:	/s/	Sheara J. Fredman
Name:		Sheara J. Fredman
Title:		Chief Accounting Officer (Principal Accounting Officer)
Date:		May 2, 2024

167	Goldman Sachs March 2024 Form 10-Q