Form 10-Q
period 2024-06-30
GOLDMAN SACHS GROUP INC
filed 2024-08-02
CIK 886982

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of July 19, 2024, there were 315,799,555 shares of the registrant’s common stock outstanding.

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2024

Goldman Sachs June 2024 Form 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Earnings
(Unaudited)

	Three Months Ended June		Six Months Ended June
in millions, except per share amounts	2024	2023	2024	2023
Revenues
Investment banking	$1,733	$1,432	$3,818	$3,010
Investment management	2,533	2,356	5,024	4,645
Commissions and fees	1,051	893	2,128	1,981
Market making	4,225	4,351	10,217	9,784
Other principal transactions	947	179	1,907	234
Total non-interest revenues	10,489	9,211	23,094	19,654

Interest income	20,440	16,836	39,995	31,774
Interest expense	18,198	15,152	36,145	28,309
Net interest income	2,242	1,684	3,850	3,465
Total net revenues	12,731	10,895	26,944	23,119
Provision for credit losses	282	615	600	444
Operating expenses
Compensation and benefits	4,240	3,619	8,825	7,709
Transaction based	1,654	1,385	3,151	2,790
Market development	153	146	306	318
Communications and technology	500	482	970	948
Depreciation and amortization	646	1,594	1,273	2,564
Occupancy	244	253	491	518
Professional fees	393	392	777	775
Other expenses	703	673	1,398	1,324
Total operating expenses	8,533	8,544	17,191	16,946

Pre-tax earnings	3,916	1,736	9,153	5,729
Provision for taxes	873	520	1,978	1,279
Net earnings	3,043	1,216	7,175	4,450
Preferred stock dividends	152	145	353	292
Net earnings applicable to common shareholders	$2,891	$1,071	$6,822	$4,158

Earnings per common share
Basic	$8.73	$3.09	$20.44	$12.00
Diluted	$8.62	$3.08	$20.21	$11.91

Average common shares
Basic	329.8	342.3	332.6	344.4
Diluted	335.5	347.2	337.5	349.2

Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended June		Six Months Ended June
$ in millions	2024	2023	2024	2023
Net earnings	$3,043	$1,216	$7,175	$4,450
Other comprehensive income/(loss) adjustments, net of tax:
Currency translation	(4)	(12)	22	(43)
Debt valuation adjustment	268	(610)	(288)	(611)
Pension and postretirement liabilities	6	10	22	24
Available-for-sale securities	147	(24)	262	403
Other comprehensive income/(loss)	417	(636)	18	(227)
Comprehensive income	$3,460	$580	$7,193	$4,223

The accompanying notes are an integral part of these consolidated financial statements.

1	Goldman Sachs June 2024 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)

	As of
	June	December
$ in millions	2024	2023
Assets
Cash and cash equivalents	$206,326	$241,577
Collateralized agreements:
Securities purchased under agreements to resell (includes $198,360 and $223,543 at fair value)	198,626	223,805
Securities borrowed (includes $45,819 and $44,930 at fair value)	204,621	199,420
Customer and other receivables (includes $23 and $23 at fair value)	142,000	132,495
Trading assets (at fair value and includes $117,586 and $110,567 pledged as collateral)	521,981	477,510
Investments (includes $86,855 and $75,767 at fair value)	160,924	146,839
Loans (net of allowance of $4,808 and $5,050, and includes $6,035 and $6,506 at fair value)	184,127	183,358
Other assets (includes $243 and $366 at fair value)	34,708	36,590
Total assets	$1,653,313	$1,641,594

Liabilities and shareholders’ equity
Deposits (includes $32,042 and $29,460 at fair value)	$433,105	$428,417
Collateralized financings:
Securities sold under agreements to repurchase (at fair value)	238,139	249,887
Securities loaned (includes $10,775 and $8,934 at fair value)	63,935	60,483
Other secured financings (includes $22,868 and $12,554 at fair value)	23,123	13,194
Customer and other payables	242,986	230,728
Trading liabilities (at fair value)	199,660	200,355
Unsecured short-term borrowings (includes $49,579 and $46,127 at fair value)	76,769	75,945
Unsecured long-term borrowings (includes $88,361 and $86,410 at fair value)	234,632	241,877
Other liabilities (includes $142 and $266 at fair value)	21,501	23,803
Total liabilities	1,533,850	1,524,689
Commitments, contingencies and guarantees
Shareholders’ equity
Preferred stock; aggregate liquidation preference of $12,753 and $11,203	12,753	11,203
Common stock; 927,414,906 and 922,895,030 shares issued, and 316,162,882 and 323,376,354 shares outstanding	9	9
Share-based awards	5,058	5,121
Nonvoting common stock; no shares issued and outstanding	–	–
Additional paid-in capital	61,350	60,247
Retained earnings	148,652	143,688
Accumulated other comprehensive loss	(2,900)	(2,918)
Stock held in treasury, at cost; 611,252,026 and 599,518,678 shares	(105,459)	(100,445)
Total shareholders’ equity	119,463	116,905
Total liabilities and shareholders’ equity	$1,653,313	$1,641,594

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs June 2024 Form 10-Q	2

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Shareholders’ Equity
(Unaudited)

	Three Months Ended June		Six Months Ended June
$ in millions	2024	2023	2024	2023
Preferred stock
Beginning balance	$11,203	$10,703	$11,203	$10,703
Issued	2,250	–	2,250	–
Redeemed	(700)	–	(700)	–
Ending balance	12,753	10,703	12,753	10,703
Common stock
Beginning balance	9	9	9	9
Issued	–	–	–	–
Ending balance	9	9	9	9
Share-based awards
Beginning balance	4,564	4,823	5,121	5,696
Issuance and amortization of share-based awards	608	236	2,453	1,759
Delivery of common stock underlying share-based awards	(95)	(109)	(2,434)	(2,486)
Forfeiture of share-based awards	(19)	(19)	(82)	(38)
Ending balance	5,058	4,931	5,058	4,931
Additional paid-in capital
Beginning balance	61,314	60,143	60,247	59,050
Delivery of common stock underlying share-based awards	101	125	2,420	2,497
Cancellation of share-based awards in satisfaction of withholding tax requirements	(74)	(60)	(1,326)	(1,339)
Preferred stock issuance costs	10	–	10	–
Other	(1)	(2)	(1)	(2)
Ending balance	61,350	60,206	61,350	60,206
Retained earnings
Beginning balance	146,690	141,591	143,688	139,372
Net earnings	3,043	1,216	7,175	4,450
Dividends and dividend equivalents declared on common stock and share-based awards	(929)	(864)	(1,858)	(1,732)
Dividends declared on preferred stock	(136)	(145)	(337)	(292)
Preferred stock redemption premium	(16)	–	(16)	–
Ending balance	148,652	141,798	148,652	141,798
Accumulated other comprehensive income/(loss)
Beginning balance	(3,317)	(2,601)	(2,918)	(3,010)
Other comprehensive income/(loss)	417	(636)	18	(227)
Ending balance	(2,900)	(3,237)	(2,900)	(3,237)
Stock held in treasury, at cost
Beginning balance	(101,917)	(97,159)	(100,445)	(94,631)
Repurchased	(3,500)	(750)	(5,000)	(3,296)
Reissued	–	–	33	28
Other	(42)	(8)	(47)	(18)
Ending balance	(105,459)	(97,917)	(105,459)	(97,917)
Total shareholders’ equity	$119,463	$116,493	$119,463	$116,493

The accompanying notes are an integral part of these consolidated financial statements.

3	Goldman Sachs June 2024 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June
$ in millions	2024	2023
Cash flows from operating activities
Net earnings	$7,175	$4,450
Adjustments to reconcile net earnings to net cash provided by/(used for) operating activities
Depreciation and amortization	1,273	2,564
Deferred income taxes	(451)	(357)
Share-based compensation	2,439	1,780
Provision for credit losses	600	444
Changes in operating assets and liabilities:
Customer and other receivables and payables, net	2,327	(26,016)
Collateralized transactions (excluding other secured financings), net	11,682	155,765
Trading assets	(43,874)	(94,533)
Trading liabilities	(1,585)	1,988
Loans held for sale, net	270	368
Other, net	(1,774)	(5,148)
Net cash provided by/(used for) operating activities	(21,918)	41,305
Cash flows from investing activities
Purchase of property, leasehold improvements and equipment	(1,039)	(1,263)
Proceeds from sales of property, leasehold improvements and equipment	847	662
Net cash received from/(used for) business dispositions or acquisitions	3,622	(8)
Purchase of investments	(44,667)	(17,036)
Proceeds from sales and paydowns of investments	32,555	10,814
Loans (excluding loans held for sale), net	(4,541)	894
Net cash used for investing activities	(13,223)	(5,937)
Cash flows from financing activities
Unsecured short-term borrowings, net	3,869	884
Other secured financings (short-term), net	6,096	(119)
Proceeds from issuance of other secured financings (long-term)	4,659	1,177
Repayment of other secured financings (long-term), including the current portion	(783)	(1,632)
Proceeds from issuance of unsecured long-term borrowings	31,798	17,943
Repayment of unsecured long-term borrowings, including the current portion	(39,783)	(30,594)
Derivative contracts with a financing element, net	893	1,016
Deposits, net	4,672	10,974
Preferred stock redemption	(700)	–
Common stock repurchased	(5,000)	(3,296)
Settlement of share-based awards in satisfaction of withholding tax requirements	(1,326)	(1,339)
Dividends and dividend equivalents paid on common stock, preferred stock and share-based awards	(2,175)	(2,025)
Proceeds from issuance of preferred stock, net of issuance costs	2,244	–
Other financing, net	336	353
Net cash provided by/(used for) financing activities	4,800	(6,658)
Effect of exchange rate changes on cash and cash equivalents	(4,910)	396
Net increase/(decrease) in cash and cash equivalents	(35,251)	29,106
Cash and cash equivalents, beginning balance	241,577	241,825
Cash and cash equivalents, ending balance	$206,326	$270,931

Supplemental disclosures:
Cash payments for interest, net of capitalized interest	$34,899	$27,577
Cash payments for income taxes, net	$2,064	$1,516
See Notes 9, 12 and 16 for information about non-cash activities.

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs June 2024 Form 10-Q	4

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
Platform Solutions
The firm issues credit cards through partnership arrangements, accepts deposits from Apple Card customers and provides transaction banking and other services, such as deposit-taking, payment solutions and other cash management services, for corporate and institutional clients. The firm also has seller financing loans that were extended to small- and medium-sized retailers.

5	Goldman Sachs June 2024 Form 10-Q

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
All references to June 2024, March 2024 and June 2023 refer to the firm’s periods ended, or the dates, as the context requires, June 30, 2024, March 31, 2024 and June 30, 2023, respectively. All references to December 2023 refer to the date December 31, 2023. Any reference to a future year refers to a year ending on December 31 of that year. Certain reclassifications have been made to previously reported amounts to conform to the current presentation.

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

Fair Value Measurements	Note 4
Fair Value Hierarchy	Note 5
Trading Assets and Liabilities	Note 6
Derivatives and Hedging Activities	Note 7
Investments	Note 8
Loans	Note 9
Fair Value Option	Note 10
Collateralized Agreements and Financings	Note 11
Other Assets	Note 12
Deposits	Note 13
Unsecured Borrowings	Note 14
Other Liabilities	Note 15
Securitization Activities	Note 16
Variable Interest Entities	Note 17
Commitments, Contingencies and Guarantees	Note 18
Shareholders’ Equity	Note 19
Regulation and Capital Adequacy	Note 20
Earnings Per Common Share	Note 21
Transactions with Affiliated Funds	Note 22
Interest Income and Interest Expense	Note 23
Income Taxes	Note 24
Business Segments	Note 25
Credit Concentrations	Note 26
Legal Proceedings	Note 27

Goldman Sachs June 2024 Form 10-Q	6

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

7	Goldman Sachs June 2024 Form 10-Q

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
Revenues from contracts with clients represent approximately 45% of total non-interest revenues (including approximately 85% of investment banking revenues, approximately 95% of investment management revenues and all commissions and fees) for each of the three and six months ended June 2024 and June 2023). See Note 25 for information about net revenues by business segment.
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
Management Fees. Management fees for mutual funds are calculated as a percentage of daily NAV and are received monthly. Management fees for hedge funds are calculated as a percentage of month-end NAV and are generally received quarterly. Management fees for separately managed accounts are calculated as a percentage of either the daily or monthly NAV and are received quarterly. Management fees for private equity funds are calculated as a percentage of monthly invested capital or committed capital and are generally received quarterly, semi-annually or annually, depending on the fund. Management fees are recognized over time in the period the services are provided.
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

Goldman Sachs June 2024 Form 10-Q	8

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
The firm is able to determine the future revenues associated with management fees calculated based on committed capital. As of June 2024, substantially all future net revenues associated with such remaining performance obligations will be recognized through 2032. Annual revenues associated with such performance obligations average less than $300 million through 2032.
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
Cash and Cash Equivalents
The firm defines cash equivalents as highly liquid overnight deposits held in the ordinary course of business. Cash and cash equivalents included cash and due from banks of $7.77 billion as of June 2024 and $7.93 billion as of December 2023. Cash and cash equivalents also included interest-bearing deposits with banks of $198.56 billion as of June 2024 and $233.65 billion as of December 2023.
The firm segregates cash for regulatory and other purposes related to client activity. Cash and cash equivalents segregated for regulatory and other purposes were $14.31 billion as of June 2024 and $17.08 billion as of December 2023. In addition, the firm segregates securities for regulatory and other purposes related to client activity. See Note 11 for further information about segregated securities.
Customer and Other Receivables
Customer and other receivables included receivables from customers and counterparties of $97.08 billion as of June 2024 and $90.16 billion as of December 2023, and receivables from brokers, dealers and clearing organizations of $44.92 billion as of June 2024 and $42.33 billion as of December 2023. Such receivables primarily consist of customer margin loans, collateral posted in connection with certain derivative transactions, and receivables resulting from unsettled transactions.
Substantially all of these receivables are accounted for at amortized cost net of any allowance for credit losses, which generally approximates fair value. As these receivables are not accounted for at fair value, they are not included in the firm’s fair value hierarchy in Notes 4 and 5. Had these receivables been included in the firm’s fair value hierarchy, substantially all would have been classified in level 2 as of both June 2024 and December 2023. See Note 10 for further information about customer and other receivables accounted for at fair value under the fair value option. Interest on customer and other receivables is recognized over the life of the transaction and included in interest income.
Customer and other receivables includes receivables from contracts with clients and contract assets. Contract assets represent the firm’s right to receive consideration for services provided in connection with its contracts with clients for which collection is conditional and not merely subject to the passage of time. The firm’s receivables from contracts with clients were $4.09 billion as of June 2024 and $3.59 billion as of December 2023. As of both June 2024 and December 2023, contract assets were not material.

9	Goldman Sachs June 2024 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Customer and Other Payables
Customer and other payables included payables to customers and counterparties of $222.30 billion as of June 2024 and $220.71 billion as of December 2023, and payables to brokers, dealers and clearing organizations of $20.69 billion as of June 2024 and $10.02 billion as of December 2023. Such payables primarily consist of customer credit balances related to the firm’s prime brokerage activities. Customer and other payables are accounted for at cost plus accrued interest, which generally approximates fair value. As these payables are not accounted for at fair value, they are not included in the firm’s fair value hierarchy in Notes 4 and 5. Had these payables been included in the firm’s fair value hierarchy, substantially all would have been classified in level 2 as of both June 2024 and December 2023. Interest on customer and other payables is recognized over the life of the transaction and included in interest expense.
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

Goldman Sachs June 2024 Form 10-Q	10

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Recent Accounting Developments
Troubled Debt Restructurings and Vintage Disclosures (ASC 326). In March 2022, the FASB issued ASU No. 2022-02, “Financial Instruments — Credit Losses (Topic 326) — Troubled Debt Restructurings and Vintage Disclosures.” This ASU eliminates the recognition and measurement guidance for troubled debt restructurings and requires enhanced disclosures about loan modifications for borrowers experiencing financial difficulty. This ASU also requires enhanced disclosure for loans that have been charged off. This ASU became effective for the firm in January 2023 under a prospective approach. Adoption of this ASU did not have a material impact on the firm’s consolidated financial statements.
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

11	Goldman Sachs June 2024 Form 10-Q

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

The table below presents financial assets and liabilities carried at fair value.

	As of
	June	March	December
$ in millions	2024	2024	2023
Total level 1 financial assets	$377,063	$366,197	$332,549
Total level 2 financial assets	505,686	536,473	519,130
Total level 3 financial assets	23,079	23,999	25,100
Investments in funds at NAV	2,617	2,899	3,000
Counterparty and cash collateral netting	(49,129)	(53,400)	(51,134)
Total financial assets at fair value	$859,316	$876,168	$828,645

Total assets	$1,653,313	$1,698,440	$1,641,594

Total level 3 financial assets divided by:
Total assets	1.4%	1.4%	1.5%
Total financial assets at fair value	2.7%	2.7%	3.0%

Total level 1 financial liabilities	$114,927	$120,750	$125,715
Total level 2 financial liabilities	541,665	553,851	523,709
Total level 3 financial liabilities	26,694	29,409	28,704
Counterparty and cash collateral netting	(41,720)	(41,623)	(44,135)
Total financial liabilities at fair value	$641,566	$662,387	$633,993

Total liabilities	$1,533,850	$1,579,894	$1,524,689

Total level 3 financial liabilities divided by:
Total liabilities	1.7%	1.9%	1.9%
Total financial liabilities at fair value	4.2%	4.4%	4.5%
In the table above:
•Counterparty netting among positions classified in the same level is included in that level.
•Counterparty and cash collateral netting represents the impact on derivatives of netting across levels.
The table below presents a summary of level 3 financial assets.

	As of
	June	March	December
$ in millions	2024	2024	2023
Trading assets:
Trading cash instruments	$1,553	$1,640	$1,791
Derivatives	5,014	4,936	5,161
Investments	15,702	16,482	17,138
Loans	636	766	823
Other assets	174	175	187
Total	$23,079	$23,999	$25,100
Level 3 financial assets as of June 2024 decreased compared with both March 2024 and December 2023, primarily reflecting a decrease in level 3 investments. See Note 5 for further information about level 3 financial assets (including information about unrealized gains and losses related to level 3 financial assets and transfers into and out of level 3).

Goldman Sachs June 2024 Form 10-Q	12

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
•Market yields implied by transactions of similar or related assets;
•Transaction prices in both the underlying collateral and instruments with the same or similar underlying collateral; and
•Duration, driven by underlying loan prepayment speeds and residential property liquidation timelines.

13	Goldman Sachs June 2024 Form 10-Q

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
Other Trading Cash Instruments, Investments and Loans
The significant inputs to the valuation of other instruments, such as non-U.S. government and agency obligations, and other loans and debt obligations are generally determined based on relative value analyses, which incorporate comparisons both to prices of credit default swaps that reference the same or similar underlying instrument or entity and to other debt instruments for the same issuer for which observable prices or broker quotations are available. Significant inputs include:
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

Goldman Sachs June 2024 Form 10-Q	14

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

15	Goldman Sachs June 2024 Form 10-Q

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

Goldman Sachs June 2024 Form 10-Q	16

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Note 5.
Fair Value Hierarchy
Financial assets and liabilities at fair value includes trading cash instruments, derivatives, and certain investments, loans and other financial assets and liabilities at fair value.
Trading Cash Instruments
Fair Value by Level. The table below presents trading cash instruments by level within the fair value hierarchy.

$ in millions	Level 1	Level 2	Level 3	Total
As of June 2024
Assets
Government and agency obligations:
U.S.	$122,642	$67,001	$–	$189,643
Non-U.S.	67,598	27,104	22	94,724
Loans and securities backed by:
Commercial real estate	–	1,435	105	1,540
Residential real estate	–	9,484	107	9,591
Corporate debt instruments	294	46,253	1,132	47,679
State and municipal obligations	–	703	–	703
Other debt obligations	31	2,625	94	2,750
Equity securities	124,562	1,547	93	126,202
Commodities	–	4,630	–	4,630
Total	$315,127	$160,782	$1,553	$477,462

Liabilities
Government and agency obligations:
U.S.	$(21,491)	$(9)	$–	$(21,500)
Non-U.S.	(41,610)	(2,202)	(3)	(43,815)
Loans and securities backed by:
Commercial real estate	–	(35)	(3)	(38)
Residential real estate	–	(16)	–	(16)
Corporate debt instruments	–	(19,498)	(67)	(19,565)
Other debt obligations	–	(2)	–	(2)
Equity securities	(51,627)	(23)	(23)	(51,673)
Commodities	–	(27)	–	(27)
Total	$(114,728)	$(21,812)	$(96)	$(136,636)

As of December 2023
Assets
Government and agency obligations:
U.S.	$85,190	$58,862	$–	$144,052
Non-U.S.	61,981	25,702	91	87,774
Loans and securities backed by:
Commercial real estate	–	916	45	961
Residential real estate	–	8,940	99	9,039
Corporate debt instruments	177	37,883	1,415	39,475
State and municipal obligations	–	371	–	371
Other debt obligations	80	2,086	37	2,203
Equity securities	135,032	1,739	103	136,874
Commodities	–	5,640	1	5,641
Total	$282,460	$142,139	$1,791	$426,390

Liabilities
Government and agency obligations:
U.S.	$(26,400)	$(32)	$–	$(26,432)
Non-U.S.	(50,825)	(2,343)	–	(53,168)
Loans and securities backed by:
Commercial real estate	–	(27)	–	(27)
Residential real estate	–	(5)	–	(5)
Corporate debt instruments	(124)	(15,317)	(70)	(15,511)
Equity securities	(48,347)	(37)	(8)	(48,392)
Commodities	–	(66)	–	(66)
Total	$(125,696)	$(17,827)	$(78)	$(143,601)

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

	As of June 2024		As of December 2023
$ in millions	Amount or Range	Weighted Average	Amount or Range	Weighted Average
Loans and securities backed by real estate
Level 3 assets	$212		$144
Yield	4.2% to 35.8%	15.4%	3.8% to 26.1%	12.8%
Recovery rate	32.7% to 93.5%	60.2%	35.5% to 76.0%	44.6%
Duration (years)	0.2 to 11.9	3.9	0.3 to 15.3	5.2
Corporate debt instruments
Level 3 assets	$1,132		$1,415
Yield	2.1% to 32.0%	9.3%	2.8% to 40.0%	9.3%
Recovery rate	7.3% to 71.5%	45.7%	7.3% to 65.0%	39.4%
Duration (years)	0.4 to 7.4	3.5	0.9 to 11.3	3.4
Other
Level 3 assets	$209		$232
Yield	8.3% to 33.0%	18.6%	3.6% to 31.3%	14.6%
Multiples	0.7x to 5.6x	4.8x	0.7x to 4.5x	3.9x
Duration (years)	0.9 to 4.9	2.6	2.3 to 6.4	4.1

17	Goldman Sachs June 2024 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
In the table above:
•Other includes government and agency obligations, other debt obligations, equity securities and commodities.
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
•Increases in yield or duration used in the valuation of level 3 trading cash instruments would have resulted in a lower fair value measurement, while increases in recovery rate or multiples would have resulted in a higher fair value measurement as of both June 2024 and December 2023. Due to the distinctive nature of each level 3 trading cash instrument, the interrelationship of inputs is not necessarily uniform within each product type.
•Trading cash instruments are valued using discounted cash flows.

Level 3 Rollforward. The table below presents a summary of the changes in fair value for level 3 trading cash instruments.

	Three Months Ended June		Six Months Ended June
$ in millions	2024	2023	2024	2023
Assets
Beginning balance	$1,640	$1,558	$1,791	$1,734
Net realized gains/(losses)	34	91	70	106
Net unrealized gains/(losses)	(38)	(15)	(28)	(5)
Purchases	201	262	401	446
Sales	(147)	(217)	(417)	(378)
Settlements	(152)	(88)	(202)	(243)
Transfers into level 3	219	343	256	288
Transfers out of level 3	(204)	(270)	(318)	(284)
Ending balance	$1,553	$1,664	$1,553	$1,664

Liabilities
Beginning balance	$(95)	$(45)	$(78)	$(64)
Net realized gains/(losses)	1	(1)	(1)	–
Net unrealized gains/(losses)	(7)	(2)	(21)	(19)
Purchases	21	28	37	63
Sales	(35)	(68)	(51)	(81)
Settlements	3	1	8	11
Transfers into level 3	(7)	(20)	(16)	(14)
Transfers out of level 3	23	12	26	9
Ending balance	$(96)	$(95)	$(96)	$(95)
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

Goldman Sachs June 2024 Form 10-Q	18

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
The table below presents information, by product type, for assets included in the summary table above.

	Three Months Ended June		Six Months Ended June
$ in millions	2024	2023	2024	2023
Loans and securities backed by real estate
Beginning balance	$164	$178	$144	$154
Net realized gains/(losses)	12	2	14	6
Net unrealized gains/(losses)	(8)	(4)	(7)	(3)
Purchases	12	6	41	82
Sales	(9)	(22)	(26)	(32)
Settlements	(17)	(6)	(21)	(17)
Transfers into level 3	84	119	79	63
Transfers out of level 3	(26)	(52)	(12)	(32)
Ending balance	$212	$221	$212	$221

Corporate debt instruments
Beginning balance	$1,235	$1,010	$1,415	$1,238
Net realized gains/(losses)	23	10	42	17
Net unrealized gains/(losses)	(37)	(15)	(27)	(9)
Purchases	180	216	343	293
Sales	(114)	(78)	(305)	(205)
Settlements	(125)	(43)	(161)	(172)
Transfers into level 3	117	195	105	190
Transfers out of level 3	(147)	(150)	(280)	(207)
Ending balance	$1,132	$1,145	$1,132	$1,145

Other
Beginning balance	$241	$370	$232	$342
Net realized gains/(losses)	(1)	79	14	83
Net unrealized gains/(losses)	7	4	6	7
Purchases	9	40	17	71
Sales	(24)	(117)	(86)	(141)
Settlements	(10)	(39)	(20)	(54)
Transfers into level 3	18	29	72	35
Transfers out of level 3	(31)	(68)	(26)	(45)
Ending balance	$209	$298	$209	$298
In the table above, other includes government and agency obligations, other debt obligations, equity securities and commodities.
Level 3 Rollforward Commentary for the Three Months Ended June 2024. The net realized and unrealized losses on level 3 trading cash instrument assets of $4 million (reflecting $34 million of net realized gains and $38 million of net unrealized losses) for the three months ended June 2024 included gains/(losses) of $(30) million reported in market making and $26 million reported in interest income.
The drivers of net unrealized losses on level 3 trading cash instrument assets for the three months ended June 2024 were not material.
Transfers into level 3 trading cash instrument assets during the three months ended June 2024 primarily reflected transfers of certain corporate debt instruments and certain loans and securities backed by real estate from level 2 (in each case, principally due to reduced price transparency as a result of a lack of market evidence, including fewer market transactions in these instruments).

Transfers out of level 3 trading cash instrument assets during the three months ended June 2024 primarily reflected transfers of certain corporate debt instruments to level 2 (principally due to increased price transparency as a result of market evidence, including market transactions in these instruments).
Level 3 Rollforward Commentary for the Six Months Ended June 2024. The net realized and unrealized gains on level 3 trading cash instrument assets of $42 million (reflecting $70 million of net realized gains and $28 million of net unrealized losses) for the six months ended June 2024 included gains/(losses) of $(5) million reported in market making and $47 million reported in interest income.
The drivers of net unrealized losses on level 3 trading cash instrument assets for the six months ended June 2024 were not material.
Transfers into level 3 trading cash instrument assets during the six months ended June 2024 primarily reflected transfers of certain corporate debt instruments, certain loans and securities backed by real estate and certain other debt obligations (included in other cash instruments) from level 2 (in each case, principally due to reduced price transparency as a result of a lack of market evidence, including fewer market transactions in these instruments).
Transfers out of level 3 trading cash instrument assets during the six months ended June 2024 primarily reflected transfers of certain corporate debt instruments to level 2 (principally due to increased price transparency as a result of market evidence, including market transactions in these instruments).
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

19	Goldman Sachs June 2024 Form 10-Q

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

Derivatives
Fair Value by Level. The table below presents derivatives on a gross basis by level and product type, as well as the impact of netting.

$ in millions	Level 1	Level 2	Level 3	Total
As of June 2024
Assets
Interest rates	$68	$162,392	$475	$162,935
Credit	–	9,222	2,745	11,967
Currencies	–	81,803	116	81,919
Commodities	–	15,876	1,545	17,421
Equities	146	76,310	1,131	77,587
Gross fair value	214	345,603	6,012	351,829
Counterparty netting in levels	–	(257,183)	(998)	(258,181)
Subtotal	$214	$88,420	$5,014	$93,648
Cross-level counterparty netting				(1,158)
Cash collateral netting				(47,971)
Net fair value				$44,519

Liabilities
Interest rates	$(188)	$(135,443)	$(842)	$(136,473)
Credit	–	(9,674)	(1,019)	(10,693)
Currencies	–	(85,381)	(92)	(85,473)
Commodities	–	(17,154)	(897)	(18,051)
Equities	(11)	(109,596)	(2,628)	(112,235)
Gross fair value	(199)	(357,248)	(5,478)	(362,925)
Counterparty netting in levels	–	257,183	998	258,181
Subtotal	$(199)	$(100,065)	$(4,480)	$(104,744)
Cross-level counterparty netting				1,158
Cash collateral netting				40,562
Net fair value				$(63,024)

As of December 2023
Assets
Interest rates	$15	$241,850	$758	$242,623
Credit	–	9,964	2,861	12,825
Currencies	–	89,694	210	89,904
Commodities	–	15,393	1,449	16,842
Equities	2	59,220	816	60,038
Gross fair value	17	416,121	6,094	422,232
Counterparty netting in levels	–	(319,045)	(933)	(319,978)
Subtotal	$17	$97,076	$5,161	$102,254
Cross-level counterparty netting				(1,411)
Cash collateral netting				(49,723)
Net fair value				$51,120

Liabilities
Interest rates	$(14)	$(213,861)	$(1,197)	$(215,072)
Credit	–	(8,923)	(1,211)	(10,134)
Currencies	–	(97,436)	(168)	(97,604)
Commodities	–	(17,122)	(821)	(17,943)
Equities	(5)	(78,222)	(1,887)	(80,114)
Gross fair value	(19)	(415,564)	(5,284)	(420,867)
Counterparty netting in levels	–	319,045	933	319,978
Subtotal	$(19)	$(96,519)	$(4,351)	$(100,889)
Cross-level counterparty netting				1,411
Cash collateral netting				42,724
Net fair value				$(56,754)

Goldman Sachs June 2024 Form 10-Q	20

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

	As of June 2024		As of December 2023
$ in millions, except inputs	Amount or Range	Average/ Median	Amount or Range	Average/ Median
Interest rates, net	$(367)		$(439)
Correlation	(10)% to 95%	60%/72%	(10)% to 75%	60%/66%
Volatility (bps)	31 to 101	57/49	31 to 101	56/49
Credit, net	$1,726		$1,650
Credit spreads (bps)	7 to 1,787	148/87	3 to 1,750	130/85
Upfront credit points	(1) to 100	26/14	0 to 100	26/15
Recovery rates	20% to 50%	43%/40%	20% to 70%	43%/40%
Currencies, net	$24		$42
Correlation	20% to 68%	36%/23%	20% to 90%	41%/43%
Volatility	15% to 16%	15%/15%	15% to 16%	16%/16%
Commodities, net	$648		$628
Volatility	23% to 80%	37%/32%	23% to 98%	42%/39%
Natural gas spread	$(2.52) to $3.45	$(0.30)/$(0.36)	$(1.39) to $3.06	$(0.32)/ $(0.35)
Oil spread	$(5.47) to $27.02	$8.31/$(1.07)	$(5.39) to $31.69	$15.39/ $19.35
Electricity price	$3.10 to $644.20	$55.06/$33.88	$2.72 to $1,088.00	$48.15/ $35.16
Equities, net	$(1,497)		$(1,071)
Correlation	(70)% to 100%	57%/57%	(70)% to 100%	65%/71%
Volatility	4% to 104%	14%/13%	1% to 106%	14%/13%
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

21	Goldman Sachs June 2024 Form 10-Q

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
Level 3 Rollforward. The table below presents a summary of the changes in fair value for level 3 derivatives.

	Three Months Ended June		Six Months Ended June
$ in millions	2024	2023	2024	2023
Total level 3 derivatives, net
Beginning balance	$69	$1,573	$810	$1,521
Net realized gains/(losses)	(58)	(6)	(122)	156
Net unrealized gains/(losses)	350	(436)	291	(926)
Purchases	250	145	498	334
Sales	(511)	(460)	(827)	(779)
Settlements	221	(187)	99	(25)
Transfers into level 3	36	(379)	(798)	(83)
Transfers out of level 3	177	359	583	411
Ending balance	$534	$609	$534	$609
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

Goldman Sachs June 2024 Form 10-Q	22

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
The table below presents information, by product type, for derivatives included in the summary table above.

	Three Months Ended June		Six Months Ended June
$ in millions	2024	2023	2024	2023
Interest rates, net
Beginning balance	$(369)	$(376)	$(439)	$(459)
Net realized gains/(losses)	(47)	(10)	(114)	(25)
Net unrealized gains/(losses)	(100)	(418)	(199)	(264)
Purchases	17	6	35	15
Sales	(80)	(74)	(115)	(202)
Settlements	15	(39)	228	120
Transfers into level 3	5	66	(7)	(50)
Transfers out of level 3	192	256	244	276
Ending balance	$(367)	$(589)	$(367)	$(589)

Credit, net
Beginning balance	$1,636	$1,523	$1,650	$1,460
Net realized gains/(losses)	1	–	66	(26)
Net unrealized gains/(losses)	157	238	228	222
Purchases	68	46	100	94
Sales	(47)	(19)	(57)	(21)
Settlements	(46)	(114)	(243)	(185)
Transfers into level 3	(4)	(44)	(8)	30
Transfers out of level 3	(39)	81	(10)	137
Ending balance	$1,726	$1,711	$1,726	$1,711

Currencies, net
Beginning balance	$76	$182	$42	$162
Net realized gains/(losses)	8	28	4	53
Net unrealized gains/(losses)	(27)	(91)	(47)	(118)
Purchases	3	7	6	7
Sales	(9)	(9)	(8)	(10)
Settlements	(25)	23	(30)	20
Transfers into level 3	–	(1)	(4)	1
Transfers out of level 3	(2)	(10)	61	14
Ending balance	$24	$129	$24	$129

Commodities, net
Beginning balance	$753	$888	$628	$919
Net realized gains/(losses)	(31)	(61)	(67)	(2)
Net unrealized gains/(losses)	89	(95)	198	(319)
Purchases	28	8	70	9
Sales	(17)	(52)	(18)	(104)
Settlements	(50)	77	(14)	145
Transfers into level 3	(20)	(89)	(63)	26
Transfers out of level 3	(104)	(10)	(86)	(8)
Ending balance	$648	$666	$648	$666

Equities, net
Beginning balance	$(2,027)	$(644)	$(1,071)	$(561)
Net realized gains/(losses)	11	37	(11)	156
Net unrealized gains/(losses)	231	(70)	111	(447)
Purchases	134	78	287	209
Sales	(358)	(306)	(629)	(442)
Settlements	327	(134)	158	(125)
Transfers into level 3	55	(311)	(716)	(90)
Transfers out of level 3	130	42	374	(8)
Ending balance	$(1,497)	$(1,308)	$(1,497)	$(1,308)
Level 3 Rollforward Commentary for the Three Months Ended June 2024. The net realized and unrealized gains on level 3 derivatives of $292 million (reflecting $58 million of net realized losses and $350 million of net unrealized gains) for the three months ended June 2024 included gains/(losses) of $293 million reported in market making and $(1) million reported in other principal transactions.
The net unrealized gains on level 3 derivatives for the three months ended June 2024 primarily reflected gains on certain equity derivatives (principally due to the impact of changes in equity prices) and gains on certain credit derivatives (principally due to the impact of changes in foreign exchange rates), partially offset by losses on certain interest rate derivatives (principally due to the impact of an increase in interest rates).
The drivers of transfers into level 3 derivatives during the three months ended June 2024 were not material.
Transfers out of level 3 derivatives during the three months ended June 2024 primarily reflected transfers of certain interest rate derivative liabilities to level 2 (principally due to certain unobservable volatility inputs no longer being significant to the valuation of these derivatives) and transfers of certain equity derivative liabilities to level 2 (principally due to certain unobservable inputs no longer being significant to the valuation of these derivatives), partially offset by transfers of certain commodity derivative assets to level 2 (principally due to increased transparency of certain unobservable natural gas spread inputs used to value these derivatives).
Level 3 Rollforward Commentary for the Six Months Ended June 2024. The net realized and unrealized gains on level 3 derivatives of $169 million (reflecting $122 million of net realized losses and $291 million of net unrealized gains) for the six months ended June 2024 included gains of $154 million reported in market making and $15 million reported in other principal transactions.
The net unrealized gains on level 3 derivatives for the six months ended June 2024 primarily reflected gains on certain credit derivatives (principally due to the impact of changes in foreign exchange rates), gains on certain commodity derivatives (principally due to the impact of changes in commodity prices), and gains on certain equity derivatives (principally due to the impact of changes in equity prices), partially offset by losses on certain interest rate derivatives (principally due to the impact of an increase in interest rates).
Transfers into level 3 derivatives during the six months ended June 2024 primarily reflected transfers of certain equity derivative liabilities from level 2 (principally due to certain unobservable inputs becoming significant to the valuation of these derivatives).
Transfers out of level 3 derivatives during the six months ended June 2024 primarily reflected transfers of certain equity derivative liabilities to level 2 (principally due to certain unobservable inputs no longer being significant to the valuation of these derivatives) and transfers of certain interest rate derivative liabilities to level 2 (principally due to certain unobservable volatility inputs no longer being significant to the valuation of these derivatives).

23	Goldman Sachs June 2024 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Level 3 Rollforward Commentary for the Three Months Ended June 2023. The net realized and unrealized losses on level 3 derivatives of $442 million (reflecting $6 million of net realized losses and $436 million of net unrealized losses) for the three months ended June 2023 included losses of $432 million reported in market making and $10 million reported in other principal transactions.
The net unrealized losses on level 3 derivatives for the three months ended June 2023 primarily reflected losses on certain interest rate derivatives and currency derivatives (in each case, principally due to the impact of an increase in interest rates), and losses on certain commodity derivatives (principally due to the impact of changes in commodity prices), partially offset by gains on certain credit derivatives (principally due to the impact of changes in foreign exchange rates).
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
Level 3 Rollforward Commentary for the Six Months Ended June 2023. The net realized and unrealized losses on level 3 derivatives of $770 million (reflecting $156 million of net realized gains and $926 million of net unrealized losses) for the six months ended June 2023 included losses of $754 million reported in market making and $16 million reported in other principal transactions.
The net unrealized losses on level 3 derivatives for the six months ended June 2023 reflected losses on certain equity derivatives (principally due to the impact of an increase in equity prices), losses on certain commodity derivatives (principally due to the impact of changes in commodity prices), and losses on certain interest rate and currency derivatives (in each case, principally due to the impact of an increase in interest rates), partially offset by gains on certain credit derivatives (principally due to the impact of changes in foreign exchange rates).

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
Investments
Fair Value by Level. The table below presents investments accounted for at fair value by level within the fair value hierarchy.

$ in millions	Level 1	Level 2	Level 3	Total
As of June 2024
Government and agency obligations:
U.S.	$58,027	$–	$–	$58,027
Non-U.S.	2,548	108	–	2,656
Corporate debt securities	168	2,778	5,660	8,606
Securities backed by real estate	–	2	565	567
Money market instruments	277	906	–	1,183
Other debt obligations	8	11	221	240
Equity securities	694	3,009	9,256	12,959
Subtotal	$61,722	$6,814	$15,702	$84,238
Investments in funds at NAV				2,617
Total investments				$86,855
As of December 2023
Government and agency obligations:
U.S.	$46,731	$–	$–	$46,731
Non-U.S.	2,399	144	–	2,543
Corporate debt securities	160	2,299	6,533	8,992
Securities backed by real estate	–	2	687	689
Money market instruments	52	999	–	1,051
Other debt obligations	9	14	244	267
Equity securities	721	2,099	9,674	12,494
Subtotal	$50,072	$5,557	$17,138	$72,767
Investments in funds at NAV				3,000
Total investments				$75,767
See Note 4 for an overview of the firm’s fair value measurement policies, valuation techniques and significant inputs used to determine the fair value of investments.

Goldman Sachs June 2024 Form 10-Q	24

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Significant Unobservable Inputs. The table below presents the amount of level 3 investments, and ranges and weighted averages of significant unobservable inputs used to value such investments.

	As of June 2024		As of December 2023
$ in millions	Amount or Range	Weighted Average	Amount or Range	Weighted Average
Corporate debt securities
Level 3 assets	$5,660		$6,533
Yield	5.0% to 24.1%	12.2%	6.0% to 31.0%	12.1%
Recovery rate	20.0% to 74.4%	38.3%	7.3% to 41.2%	27.6%
Duration (years)	0.5 to 8.1	3.6	0.4 to 5.3	3.0
Multiples	0.7x to 32.1x	6.3x	0.9x to 53.3x	7.7x
Securities backed by real estate
Level 3 assets	$565		$687
Yield	10.0% to 19.9%	15.9%	7.4% to 18.8%	14.1%
Duration (years)	1.6 to 3.5	3.5	0.4 to 4.1	3.9
Other debt obligations
Level 3 assets	$221		$244
Yield	6.2% to 9.6%	7.8%	7.6% to 8.8%	8.2%
Equity securities
Level 3 assets	$9,256		$9,674
Multiples	0.4x to 31.4x	9.2x	0.5x to 25.2x	8.3x
Discount rate/yield	6.0% to 38.5%	12.9%	6.0% to 38.5%	12.3%
Capitalization rate	4.4% to 10.0%	5.5%	4.5% to 8.0%	5.3%
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
•Increases in yield, discount rate, capitalization rate or duration used in the valuation of level 3 investments would have resulted in a lower fair value measurement, while increases in recovery rate or multiples would have resulted in a higher fair value measurement as of both June 2024 and December 2023. Due to the distinctive nature of each level 3 investment, the interrelationship of inputs is not necessarily uniform within each product type.

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
Level 3 Rollforward. The table below presents a summary of the changes in fair value for level 3 investments.

	Three Months Ended June		Six Months Ended June
$ in millions	2024	2023	2024	2023
Beginning balance	$16,482	$17,233	$17,138	$16,942
Net realized gains/(losses)	167	124	222	225
Net unrealized gains/(losses)	(199)	(505)	(253)	(550)
Purchases	335	245	604	512
Sales	(234)	(164)	(472)	(479)
Settlements	(727)	(418)	(1,292)	(769)
Transfers into level 3	621	1,918	655	2,597
Transfers out of level 3	(743)	(305)	(900)	(350)
Ending balance	$15,702	$18,128	$15,702	$18,128
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

25	Goldman Sachs June 2024 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
The table below presents information, by product type, for investments included in the summary table above.

	Three Months Ended June		Six Months Ended June
$ in millions	2024	2023	2024	2023
Corporate debt securities
Beginning balance	$6,110	$7,448	$6,533	$7,003
Net realized gains/(losses)	93	105	151	208
Net unrealized gains/(losses)	(84)	(59)	(89)	2
Purchases	139	110	299	276
Sales	(39)	–	(93)	(119)
Settlements	(499)	(302)	(944)	(562)
Transfers into level 3	390	501	356	917
Transfers out of level 3	(450)	(283)	(553)	(205)
Ending balance	$5,660	$7,520	$5,660	$7,520

Securities backed by real estate
Beginning balance	$666	$839	$687	$827
Net realized gains/(losses)	44	2	44	10
Net unrealized gains/(losses)	(75)	(94)	(82)	(97)
Purchases	9	31	15	53
Sales	(31)	(55)	(32)	(57)
Settlements	(49)	(10)	(68)	(25)
Transfers into level 3	1	172	1	172
Transfers out of level 3	–	(7)	–	(5)
Ending balance	$565	$878	$565	$878

Other debt obligations
Beginning balance	$235	$251	$244	$256
Net realized gains/(losses)	1	1	1	2
Net unrealized gains/(losses)	–	(5)	–	(1)
Purchases	1	1	3	1
Sales	–	(1)	–	(3)
Settlements	(16)	(1)	(27)	(9)
Ending balance	$221	$246	$221	$246

Equity securities
Beginning balance	$9,471	$8,695	$9,674	$8,856
Net realized gains/(losses)	29	16	26	5
Net unrealized gains/(losses)	(40)	(347)	(82)	(454)
Purchases	186	103	287	182
Sales	(164)	(108)	(347)	(300)
Settlements	(163)	(105)	(253)	(173)
Transfers into level 3	230	1,245	298	1,508
Transfers out of level 3	(293)	(15)	(347)	(140)
Ending balance	$9,256	$9,484	$9,256	$9,484
Level 3 Rollforward Commentary for the Three Months Ended June 2024. The net realized and unrealized losses on level 3 investments of $32 million (reflecting $167 million of net realized gains and $199 million of net unrealized losses) for the three months ended June 2024 included gains/(losses) of $(139) million reported in other principal transactions and $107 million reported in interest income.
The drivers of the net unrealized losses on level 3 investments for the three months ended June 2024 were not material.

Transfers into level 3 investments during the three months ended June 2024 primarily reflected transfers of certain corporate debt securities from level 2 (principally due to certain unobservable yield inputs becoming significant to the valuation of these instruments) and transfers of certain equity securities from level 2 (principally due to reduced price transparency as a result of a lack of market evidence, including fewer market transactions in these instruments).
Transfers out of level 3 investments during the three months ended June 2024 primarily reflected transfers of certain corporate debt securities and equity securities to level 2 (in each case, principally due to increased price transparency as a result of market evidence, including market transactions in these instruments).
Level 3 Rollforward Commentary for the Six Months Ended June 2024. The net realized and unrealized losses on level 3 investments of $31 million (reflecting $222 million of net realized gains and $253 million of net unrealized losses) for the six months ended June 2024 included gains/(losses) of $(248) million reported in other principal transactions and $217 million reported in interest income.
The drivers of the net unrealized losses on level 3 investments for the six months ended June 2024 were not material.
Transfers into level 3 investments during the six months ended June 2024 primarily reflected transfers of certain corporate debt securities from level 2 (principally due to certain unobservable yield inputs becoming significant to the valuation of these instruments) and transfers of certain equity securities from level 2 (principally due to reduced price transparency as a result of a lack of market evidence, including fewer market transactions in these instruments).
Transfers out of level 3 investments during the six months ended June 2024 primarily reflected transfers of certain corporate debt securities and equity securities to level 2 (in each case, principally due to increased price transparency as a result of market evidence, including market transactions in these instruments).
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

Goldman Sachs June 2024 Form 10-Q	26

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

$ in millions	Level 1	Level 2	Level 3	Total
As of June 2024
Loan Type
Corporate	$–	$321	$284	$605
Real estate:
Commercial	–	303	94	397
Residential	–	3,690	48	3,738
Other collateralized	–	1,085	146	1,231
Other	–	–	64	64
Total	$–	$5,399	$636	$6,035
As of December 2023
Loan Type
Corporate	$–	$415	$344	$759
Real estate:
Commercial	–	360	203	563
Residential	–	4,087	58	4,145
Other collateralized	–	775	136	911
Other	–	46	82	128
Total	$–	$5,683	$823	$6,506
The gains/(losses) as a result of changes in the fair value of loans held for investment for which the fair value option was elected were $15 million for the three months ended June 2024, $(113) million for the three months ended June 2023, $(22) million for the six months ended June 2024 and $(37) million for the six months ended June 2023. These gains/(losses) were included in other principal transactions.
Significant Unobservable Inputs. The table below presents the amount of level 3 loans, and ranges and weighted averages of significant unobservable inputs used to value such loans.

	As of June 2024		As of December 2023
$ in millions	Amount or Range	Weighted Average	Amount or Range	Weighted Average
Corporate
Level 3 assets	$284		$344
Yield	14.1% to 18.3%	17.9%	8.0% to 17.1%	10.5%
Recovery rate	2.0% to 95.0%	72.6%	2.0% to 95.0%	74.0%
Duration (years)	N/A	N/A	0.7 to 2.3	1.7
Real estate
Level 3 assets	$142		$261
Yield	5.6% to 7.6%	5.8%	5.0% to 21.4%	18.1%
Recovery rate	5.0% to 99.2%	64.1%	5.3% to 99.2%	66.0%
Duration (years)	0.5 to 4.5	0.9	0.5 to 6.2	1.6
Other collateralized
Level 3 assets	$146		$136
Yield	5.8% to 9.0%	6.5%	5.6% to 8.7%	6.1%
Other
Level 3 assets	$64		$82
Yield	7.2% to 15.6%	10.7%	7.3% to 13.5%	9.6%
Duration (years)	4.2 to 5.1	4.6	3.6 to 5.2	4.2

27	Goldman Sachs June 2024 Form 10-Q

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
•Increases in yield or duration used in the valuation of level 3 loans would have resulted in a lower fair value measurement, while increases in recovery rate would have resulted in a higher fair value measurement as of both June 2024 and December 2023. Due to the distinctive nature of each level 3 loan, the interrelationship of inputs is not necessarily uniform within each product type.
•Loans are valued using discounted cash flows.
Level 3 Rollforward. The table below presents a summary of the changes in fair value for level 3 loans.

	Three Months Ended June		Six Months Ended June
$ in millions	2024	2023	2024	2023
Beginning balance	$766	$1,787	$823	$1,837
Net realized gains/(losses)	7	14	14	31
Net unrealized gains/(losses)	(7)	(76)	(19)	(79)
Purchases	71	44	94	78
Sales	(13)	(310)	(42)	(305)
Settlements	(204)	(69)	(234)	(160)
Transfers into level 3	16	–	–	–
Transfers out of level 3	–	(139)	–	(151)
Ending balance	$636	$1,251	$636	$1,251
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
The table below presents information, by loan type, for loans included in the summary table above.

	Three Months Ended June		Six Months Ended June
$ in millions	2024	2023	2024	2023
Corporate
Beginning balance	$339	$646	$344	$637
Net realized gains/(losses)	2	8	3	16
Net unrealized gains/(losses)	(6)	(59)	(14)	(61)
Purchases	70	11	77	43
Sales	–	(41)	–	(46)
Settlements	(121)	(22)	(126)	(45)
Transfers out of level 3	–	–	–	(1)
Ending balance	$284	$543	$284	$543

Real estate
Beginning balance	$226	$722	$261	$785
Net realized gains/(losses)	2	5	4	9
Net unrealized gains/(losses)	(1)	(21)	(4)	(23)
Purchases	–	–	1	1
Sales	(13)	(40)	(42)	(40)
Settlements	(72)	(37)	(78)	(92)
Transfers out of level 3	–	(139)	–	(150)
Ending balance	$142	$490	$142	$490

Other collateralized
Beginning balance	$135	$141	$136	$140
Net realized gains/(losses)	2	–	3	–
Net unrealized gains/(losses)	–	–	–	1
Purchases	1	–	16	–
Settlements	(8)	(1)	(9)	(1)
Transfers into level 3	16	–	–	–
Ending balance	$146	$140	$146	$140

Other
Beginning balance	$66	$278	$82	$275
Net realized gains/(losses)	1	1	4	6
Net unrealized gains/(losses)	–	4	(1)	4
Purchases	–	33	–	34
Sales	–	(229)	–	(219)
Settlements	(3)	(9)	(21)	(22)
Ending balance	$64	$78	$64	$78
Level 3 Rollforward Commentary for the Three Months Ended June 2024. The net realized and unrealized gains/losses on level 3 loans of $0 million (reflecting $7 million of net realized gains and $7 million of net unrealized losses) for the three months ended June 2024 included gains/(losses) of $(7) million reported in other principal transactions and $7 million reported in interest income.
The drivers of the net unrealized losses on level 3 loans for the three months ended June 2024 were not material.
The drivers of the transfers into level 3 loans during the three months ended June 2024 were not material.
There were no transfers out of level 3 loans during the three months ended June 2024.

Goldman Sachs June 2024 Form 10-Q	28

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Level 3 Rollforward Commentary for the Six Months Ended June 2024. The net realized and unrealized losses on level 3 loans of $5 million (reflecting $14 million of net realized gains and $19 million of net unrealized losses) for the six months ended June 2024 included gains/(losses) of $(12) million reported in other principal transactions and $7 million reported in interest income.
The drivers of the net unrealized losses on level 3 loans for the six months ended June 2024 were not material.
There were no transfers into or out of level 3 loans during the six months ended June 2024.
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

$ in millions	Level 1	Level 2	Level 3	Total
As of June 2024
Assets
Resale agreements	$–	$198,360	$–	$198,360
Securities borrowed	–	45,819	–	45,819
Customer and other receivables	–	23	–	23
Other assets	–	69	174	243
Total	$–	$244,271	$174	$244,445

Liabilities
Deposits	$–	$(29,138)	$(2,904)	$(32,042)
Repurchase agreements	–	(238,139)	–	(238,139)
Securities loaned	–	(10,775)	–	(10,775)
Other secured financings	–	(21,323)	(1,545)	(22,868)
Unsecured borrowings:
Short-term	–	(45,025)	(4,554)	(49,579)
Long-term	–	(75,310)	(13,051)	(88,361)
Other liabilities	–	(78)	(64)	(142)
Total	$–	$(419,788)	$(22,118)	$(441,906)

As of December 2023
Assets
Resale agreements	$–	$223,543	$–	$223,543
Securities borrowed	–	44,930	–	44,930
Customer and other receivables	–	23	–	23
Other assets	–	179	187	366
Total	$–	$268,675	$187	$268,862

Liabilities
Deposits	$–	$(26,723)	$(2,737)	$(29,460)
Repurchase agreements	–	(249,887)	–	(249,887)
Securities loaned	–	(8,934)	–	(8,934)
Other secured financings	–	(10,532)	(2,022)	(12,554)
Unsecured borrowings:
Short-term	–	(40,538)	(5,589)	(46,127)
Long-term	–	(72,562)	(13,848)	(86,410)
Other liabilities	–	(187)	(79)	(266)
Total	$–	$(409,363)	$(24,275)	$(433,638)
In the table above, assets are shown as positive amounts and liabilities are shown as negative amounts.
See Note 4 for an overview of the firm’s fair value measurement policies, valuation techniques and significant inputs used to determine the fair value of other financial assets and liabilities.

29	Goldman Sachs June 2024 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Significant Unobservable Inputs. See below for information about the significant unobservable inputs used to value level 3 other financial assets and liabilities at fair value as of both June 2024 and December 2023.
Other Secured Financings. The ranges and weighted averages of significant unobservable inputs used to value level 3 other secured financings are presented below. These ranges and weighted averages exclude unobservable inputs that are only relevant to a single instrument, and therefore are not meaningful.
As of June 2024:
•Yield: 6.4% to 11.9% (weighted average: 8.7%)
•Duration: 0.5 to 5.9 years (weighted average: 2.3 years)
As of December 2023:
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

	Three Months Ended June		Six Months Ended June
$ in millions	2024	2023	2024	2023
Assets
Beginning balance	$174	$104	$187	$74
Net unrealized gains/(losses)	–	22	(2)	52
Sales	–	–	(11)	–
Ending balance	$174	$126	$174	$126

Liabilities
Beginning balance	$(24,447)	$(20,238)	$(24,275)	$(18,826)
Net realized gains/(losses)	(109)	(97)	(203)	(170)
Net unrealized gains/(losses)	426	(133)	603	(893)
Issuances	(3,052)	(2,379)	(5,249)	(4,356)
Settlements	3,651	2,764	6,574	4,602
Transfers into level 3	(1,496)	(2,639)	(1,858)	(3,251)
Transfers out of level 3	2,909	825	2,290	997
Ending balance	$(22,118)	$(21,897)	$(22,118)	$(21,897)
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

Goldman Sachs June 2024 Form 10-Q	30

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
The table below presents information, by the consolidated balance sheet line items, for liabilities included in the summary table above.

	Three Months Ended June		Six Months Ended June
$ in millions	2024	2023	2024	2023
Deposits
Beginning balance	$(2,749)	$(2,637)	$(2,737)	$(2,743)
Net realized gains/(losses)	–	–	–	1
Net unrealized gains/(losses)	(14)	(57)	(92)	(68)
Issuances	(295)	(104)	(414)	(221)
Settlements	289	155	447	376
Transfers into level 3	(136)	(251)	(147)	(252)
Transfers out of level 3	1	5	39	18
Ending balance	$(2,904)	$(2,889)	$(2,904)	$(2,889)

Other secured financings
Beginning balance	$(1,934)	$(1,836)	$(2,022)	$(1,842)
Net realized gains/(losses)	–	(4)	–	(7)
Net unrealized gains/(losses)	17	(18)	39	(39)
Issuances	(165)	(236)	(32)	(558)
Settlements	643	459	576	613
Transfers into level 3	(106)	(1,617)	(106)	(1,509)
Transfers out of level 3	–	435	–	525
Ending balance	$(1,545)	$(2,817)	$(1,545)	$(2,817)

Unsecured short-term borrowings
Beginning balance	$(6,159)	$(4,514)	$(5,589)	$(4,090)
Net realized gains/(losses)	(6)	(46)	(18)	(87)
Net unrealized gains/(losses)	10	(147)	(53)	(423)
Issuances	(1,533)	(1,254)	(2,713)	(2,255)
Settlements	1,703	1,301	2,716	2,091
Transfers into level 3	(526)	(338)	(186)	(186)
Transfers out of level 3	1,957	176	1,289	128
Ending balance	$(4,554)	$(4,822)	$(4,554)	$(4,822)

Unsecured long-term borrowings
Beginning balance	$(13,536)	$(11,160)	$(13,848)	$(10,066)
Net realized gains/(losses)	(103)	(47)	(185)	(77)
Net unrealized gains/(losses)	408	71	694	(375)
Issuances	(1,059)	(785)	(2,090)	(1,322)
Settlements	1,016	849	2,835	1,522
Transfers into level 3	(728)	(433)	(1,419)	(1,304)
Transfers out of level 3	951	209	962	326
Ending balance	$(13,051)	$(11,296)	$(13,051)	$(11,296)

Other liabilities
Beginning balance	$(69)	$(91)	$(79)	$(85)
Net unrealized gains/(losses)	5	18	15	12
Ending balance	$(64)	$(73)	$(64)	$(73)
Level 3 Rollforward Commentary for the Three Months Ended June 2024. The net realized and unrealized gains on level 3 other financial liabilities of $317 million (reflecting $109 million of net realized losses and $426 million of net unrealized gains) for the three months ended June 2024 included gains/(losses) of $202 million reported in market making, $(35) million reported in other principal transactions and $(2) million reported in interest expense in the consolidated statements of earnings, and $152 million reported in debt valuation adjustment in the consolidated statements of comprehensive income.
The net unrealized gains on level 3 other financial liabilities for the three months ended June 2024 primarily reflected gains on certain hybrid financial instruments included in unsecured long-term borrowings (principally due to the impact of an increase in interest rates and changes in foreign exchange rates).
Transfers into level 3 other financial liabilities during the three months ended June 2024 primarily reflected transfers of certain hybrid financial instruments included in unsecured long-term borrowings from level 2 (principally due to reduced price transparency of certain credit spread and volatility inputs used to value these instruments) and transfers of certain hybrid financial instruments included in unsecured short-term borrowings from level 2 (principally due to reduced price transparency of certain volatility inputs used to value these instruments).
Transfers out of level 3 other financial liabilities during the three months ended June 2024 primarily reflected transfers of certain hybrid financial instruments included in unsecured short-term borrowings to level 2 (principally due to certain unobservable inputs no longer being significant to the valuation of these instruments) and transfers of certain hybrid financial instruments included in unsecured long-term borrowings to level 2 (principally due to increased price transparency of certain volatility inputs used to value these instruments).
Level 3 Rollforward Commentary for the Six Months Ended June 2024. The net realized and unrealized gains on level 3 other financial liabilities of $400 million (reflecting $203 million of net realized losses and $603 million of net unrealized gains) for the six months ended June 2024 included gains/(losses) of $427 million reported in market making, $(52) million reported in other principal transactions and $(5) million reported in interest expense in the consolidated statements of earnings, and $30 million reported in debt valuation adjustment in the consolidated statements of comprehensive income.
The net unrealized gains on level 3 other financial liabilities for the six months ended June 2024 primarily reflected gains on certain hybrid financial instruments included in unsecured long-term borrowings (principally due to the impact of an increase in interest rates and changes in foreign exchange rates).
Transfers into level 3 other financial liabilities during the six months ended June 2024 primarily reflected transfers of certain hybrid financial instruments included in unsecured long-term borrowings from level 2 (principally due to reduced price transparency of certain credit spread and volatility inputs used to value these instruments).
Transfers out of level 3 other financial liabilities during the six months ended June 2024 primarily reflected transfers of certain hybrid financial instruments included in unsecured short-term borrowings to level 2 (principally due to certain unobservable inputs no longer being significant to the valuation of these instruments) and transfers of certain hybrid financial instruments included in unsecured long-term borrowings to level 2 (principally due to increased price transparency of certain volatility inputs used to value these instruments).

31	Goldman Sachs June 2024 Form 10-Q

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
The table below presents a summary of trading assets and liabilities.

	Trading	Trading
$ in millions	Assets	Liabilities
As of June 2024
Trading cash instruments	$477,462	$136,636
Derivatives	44,519	63,024
Total	$521,981	$199,660
As of December 2023
Trading cash instruments	$426,390	$143,601
Derivatives	51,120	56,754
Total	$477,510	$200,355
See Note 5 for further information about trading cash instruments and Note 7 for further information about derivatives.

Goldman Sachs June 2024 Form 10-Q	32

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Gains and Losses from Market Making
The table below presents market making revenues by major product type.

	Three Months Ended June		Six Months Ended June
$ in millions	2024	2023	2024	2023
Interest rates	$1,354	$(808)	$342	$1,574
Credit	624	302	1,761	649
Currencies	886	1,733	3,660	2,096
Equities	1,006	2,501	3,414	3,979
Commodities	355	623	1,040	1,486
Total	$4,225	$4,351	$10,217	$9,784
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
Derivatives are reported on a net-by-counterparty basis (i.e., the net payable or receivable for derivative assets and liabilities for a given counterparty) when a legal right of setoff exists under an enforceable netting agreement (counterparty netting). Derivatives are accounted for at fair value, net of cash collateral received or posted under enforceable credit support agreements (cash collateral netting). Derivative assets are included in trading assets and derivative liabilities are included in trading liabilities. Realized and unrealized gains and losses on derivatives not designated as hedges are included in market making (for derivatives included in Fixed Income, Currency and Commodities (FICC) and Equities within Global Banking & Markets), and other principal transactions (for derivatives included in Investment banking fees and Other within Global Banking & Markets, as well as derivatives in Asset & Wealth Management) in the consolidated statements of earnings. For each of the three and six months ended June 2024 and June 2023, substantially all of the firm’s derivatives were included in Global Banking & Markets.

33	Goldman Sachs June 2024 Form 10-Q

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

	Fair Value as of
	June 2024		December 2023
$ in millions	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Not accounted for as hedges
Exchange-traded	$1,944	$832	$3,401	$1,129
OTC-cleared	1,231	879	67,815	64,490
Bilateral OTC	159,541	134,749	171,109	149,444
Total interest rates	162,716	136,460	242,325	215,063
OTC-cleared	1,676	1,816	1,271	1,533
Bilateral OTC	10,291	8,877	11,554	8,601
Total credit	11,967	10,693	12,825	10,134
Exchange-traded	135	27	708	15
OTC-cleared	1,100	919	1,033	1,632
Bilateral OTC	80,617	84,455	88,158	95,742
Total currencies	81,852	85,401	89,899	97,389
Exchange-traded	8,002	8,164	5,468	5,998
OTC-cleared	679	808	635	711
Bilateral OTC	8,740	9,079	10,739	11,234
Total commodities	17,421	18,051	16,842	17,943
Exchange-traded	47,342	64,348	31,315	39,247
OTC-cleared	63	139	122	171
Bilateral OTC	30,182	47,748	28,601	40,696
Total equities	77,587	112,235	60,038	80,114
Subtotal	351,543	362,840	421,929	420,643
Accounted for as hedges
Bilateral OTC	219	13	298	9
Total interest rates	219	13	298	9
OTC-cleared	–	–	–	7
Bilateral OTC	67	72	5	208
Total currencies	67	72	5	215
Subtotal	286	85	303	224
Total gross fair value	$351,829	$362,925	$422,232	$420,867

Offset in the consolidated balance sheets
Exchange-traded	$(50,993)	$(50,993)	$(32,722)	$(32,722)
OTC-cleared	(3,950)	(3,950)	(67,272)	(67,272)
Bilateral OTC	(204,396)	(204,396)	(221,395)	(221,395)
Counterparty netting	(259,339)	(259,339)	(321,389)	(321,389)
OTC-cleared	(166)	(134)	(1,335)	(486)
Bilateral OTC	(47,805)	(40,428)	(48,388)	(42,238)
Cash collateral netting	(47,971)	(40,562)	(49,723)	(42,724)
Total amounts offset	$(307,310)	$(299,901)	$(371,112)	$(364,113)

Included in the consolidated balance sheets
Exchange-traded	$6,430	$22,378	$8,170	$13,667
OTC-cleared	633	477	2,269	786
Bilateral OTC	37,456	40,169	40,681	42,301
Total	$44,519	$63,024	$51,120	$56,754

Not offset in the consolidated balance sheets
Cash collateral	$(718)	$(1,638)	$(877)	$(2,732)
Securities collateral	(12,666)	(7,646)	(13,425)	(6,516)
Total	$31,135	$53,740	$36,818	$47,506

	Notional Amounts as of
	June	December
$ in millions	2024	2023
Not accounted for as hedges
Exchange-traded	$2,805,071	$3,854,689
OTC-cleared	17,797,626	16,007,915
Bilateral OTC	11,861,581	12,390,595
Total interest rates	32,464,278	32,253,199
Exchange-traded	527	299
OTC-cleared	573,922	498,720
Bilateral OTC	672,893	619,975
Total credit	1,247,342	1,118,994
Exchange-traded	8,685	11,586
OTC-cleared	378,558	268,293
Bilateral OTC	6,471,485	6,363,700
Total currencies	6,858,728	6,643,579
Exchange-traded	400,537	306,787
OTC-cleared	3,486	3,323
Bilateral OTC	192,254	199,270
Total commodities	596,277	509,380
Exchange-traded	1,706,242	1,564,341
OTC-cleared	1,352	1,487
Bilateral OTC	1,372,962	1,204,140
Total equities	3,080,556	2,769,968
Subtotal	44,247,181	43,295,120
Accounted for as hedges
OTC-cleared	237,282	241,160
Bilateral OTC	2,553	2,914
Total interest rates	239,835	244,074
OTC-cleared	4,683	1,227
Bilateral OTC	7,701	9,130
Total currencies	12,384	10,357
Subtotal	252,219	254,431
Total notional amounts	$44,499,400	$43,549,551
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
•Total gross fair value of derivatives included derivative assets of $8.27 billion as of June 2024 and $8.98 billion as of December 2023, and derivative liabilities of $12.11 billion as of June 2024 and $16.03 billion as of December 2023, which are not subject to an enforceable netting agreement or are subject to a netting agreement that the firm has not yet determined to be enforceable.

Goldman Sachs June 2024 Form 10-Q	34

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
•During the second quarter of 2024, as permitted under the rules of a clearing organization in EMEA, the firm elected to settle its transactions with this clearing organization on a daily basis. The impact of reflecting transactions with this clearing organization as settled would have been a reduction in gross derivative assets of $64.19 billion and a reduction in gross derivative liabilities of $62.86 billion as of December 2023, and a corresponding decrease in counterparty and cash collateral netting, with no impact to the consolidated balance sheets.
OTC Derivatives
The table below presents OTC derivative assets and liabilities by tenor and major product type.

$ in millions	Less than 1 Year	1 - 5 Years	Greater than 5 Years	Total
As of June 2024
Assets
Interest rates	$5,678	$10,680	$47,396	$63,754
Credit	1,245	3,029	1,873	6,147
Currencies	10,361	7,855	4,960	23,176
Commodities	1,826	2,466	1,351	5,643
Equities	6,084	2,103	2,137	10,324
Counterparty netting in tenors	(2,761)	(2,373)	(4,131)	(9,265)
Subtotal	$22,433	$23,760	$53,586	$99,779
Cross-tenor counterparty netting				(13,719)
Cash collateral netting				(47,971)
Total OTC derivative assets				$38,089

Liabilities
Interest rates	$7,138	$14,382	$16,877	$38,397
Credit	1,555	2,370	952	4,877
Currencies	10,297	8,231	8,310	26,838
Commodities	1,522	3,255	1,335	6,112
Equities	11,809	12,778	3,381	27,968
Counterparty netting in tenors	(2,761)	(2,373)	(4,131)	(9,265)
Subtotal	$29,560	$38,643	$26,724	$94,927
Cross-tenor counterparty netting				(13,719)
Cash collateral netting				(40,562)
Total OTC derivative liabilities				$40,646

As of December 2023
Assets
Interest rates	$9,511	$12,178	$49,045	$70,734
Credit	1,814	3,283	1,961	7,058
Currencies	9,117	7,579	5,479	22,175
Commodities	2,993	2,574	1,451	7,018
Equities	6,625	3,155	1,655	11,435
Counterparty netting in tenors	(3,046)	(2,765)	(3,648)	(9,459)
Subtotal	$27,014	$26,004	$55,943	$108,961
Cross-tenor counterparty netting				(16,288)
Cash collateral netting				(49,723)
Total OTC derivative assets				$42,950

Liabilities
Interest rates	$11,952	$15,972	$17,540	$45,464
Credit	792	2,508	1,067	4,367
Currencies	15,335	7,934	7,299	30,568
Commodities	2,526	3,643	1,419	7,588
Equities	10,183	10,048	3,340	23,571
Counterparty netting in tenors	(3,046)	(2,765)	(3,648)	(9,459)
Subtotal	$37,742	$37,340	$27,017	$102,099
Cross-tenor counterparty netting				(16,288)
Cash collateral netting				(42,724)
Total OTC derivative liabilities				$43,087
In the table above:
•Tenor is based on the remaining contractual maturity for substantially all OTC derivative assets and liabilities.
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

35	Goldman Sachs June 2024 Form 10-Q

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

The table below presents information about credit derivatives.

	Credit Spread on Underlier (basis points)
$ in millions	0 - 250	251 - 500	501 - 1,000	Greater than 1,000	Total
As of June 2024
Maximum Payout/Notional Amount of Written Credit Derivatives by Tenor
Less than 1 year	$168,289	$18,575	$702	$3,405	$190,971
1 - 5 years	343,048	12,114	4,754	7,433	367,349
Greater than 5 years	28,632	2,542	633	95	31,902
Total	$539,969	$33,231	$6,089	$10,933	$590,222

Maximum Payout/Notional Amount of Purchased Credit Derivatives
Offsetting	$443,284	$16,710	$5,281	$9,080	$474,355
Other	160,990	17,835	2,487	1,453	182,765
Total	$604,274	$34,545	$7,768	$10,533	$657,120
Fair Value of Written Credit Derivatives
Asset	$6,869	$282	$42	$67	$7,260
Liability	902	516	393	1,379	3,190
Net asset/(liability)	$5,967	$(234)	$(351)	$(1,312)	$4,070
As of December 2023
Maximum Payout/Notional Amount of Written Credit Derivatives by Tenor
Less than 1 year	$126,667	$12,594	$892	$3,611	$143,764
1 - 5 years	324,577	11,371	5,613	5,802	347,363
Greater than 5 years	30,406	1,316	671	249	32,642
Total	$481,650	$25,281	$7,176	$9,662	$523,769

Maximum Payout/Notional Amount of Purchased Credit Derivatives
Offsetting	$396,984	$11,857	$6,241	$8,246	$423,328
Other	155,468	12,862	1,948	1,619	171,897
Total	$552,452	$24,719	$8,189	$9,865	$595,225
Fair Value of Written Credit Derivatives
Asset	$11,147	$654	$221	$165	$12,187
Liability	1,723	47	201	1,034	3,005
Net asset/(liability)	$9,424	$607	$20	$(869)	$9,182
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
•Other purchased credit derivatives represent the notional amount of all other purchased credit derivatives not included in offsetting.
•Written and purchased credit derivatives primarily consist of credit default swaps.

Goldman Sachs June 2024 Form 10-Q	36

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
The table below presents information about CVA and FVA.

	Three Months Ended June		Six Months Ended June
$ in millions	2024	2023	2024	2023
CVA, net of hedges	$86	$(74)	$27	$(173)
FVA, net of hedges	(8)	61	119	75
Total	$78	$(13)	$146	$(98)
Bifurcated Embedded Derivatives
The table below presents the fair value and the notional amount of derivatives that have been bifurcated from their related borrowings.

	As of
	June	December
$ in millions	2024	2023
Fair value of assets	$407	$450
Fair value of liabilities	(251)	(307)
Net asset/(liability)	$156	$143
Notional amount	$7,681	$8,082
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

	As of
	June	December
$ in millions	2024	2023
Net derivative liabilities under bilateral agreements	$28,698	$30,021
Collateral posted	$19,982	$20,758
Additional collateral or termination payments:
One-notch downgrade	$295	$271
Two-notch downgrade	$1,214	$1,584
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

37	Goldman Sachs June 2024 Form 10-Q

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
The table below presents the gains/(losses) from interest rate derivatives accounted for as hedges and the related hedged items.

	Three Months Ended June		Six Months Ended June
$ in millions	2024	2023	2024	2023
Investments
Interest rate hedges	$13	$271	$204	$181
Hedged investments	(14)	(263)	(202)	(177)
Gains/(losses)	$(1)	$8	$2	$4

Borrowings and deposits
Interest rate hedges	$(71)	$(2,560)	$(1,926)	$152
Hedged borrowings and deposits	(22)	2,431	1,740	(416)
Gains/(losses)	$(93)	$(129)	$(186)	$(264)
The table below presents the carrying value of investments, deposits and unsecured borrowings that are designated in an interest rate hedging relationship and the related cumulative hedging adjustment (increase/(decrease)) from current and prior hedging relationships included in such carrying values.

$ in millions	Carrying Value	Cumulative Hedging Adjustment
As of June 2024
Assets
Investments	$26,981	$(258)

Liabilities
Deposits	$2,444	$(99)
Unsecured short-term borrowings	$15,597	$(330)
Unsecured long-term borrowings	$125,741	$(12,099)

As of December 2023
Assets
Investments	$16,523	$(104)

Liabilities
Deposits	$3,435	$(123)
Unsecured short-term borrowings	$14,449	$(94)
Unsecured long-term borrowings	$134,992	$(10,810)
In the table above:
•Cumulative hedging adjustment included $(6.73) billion as of June 2024 and $(5.63) billion as of December 2023 of hedging adjustments from prior hedging relationships that were de-designated and substantially all were related to unsecured long-term borrowings.
•The amortized cost of investments was $27.65 billion as of June 2024 and $17.33 billion as of December 2023.
In addition, cumulative hedging adjustments for items no longer designated in a hedging relationship were not material as of both June 2024 and December 2023.
The firm designates foreign currency forward contracts as fair value hedges of the foreign exchange risk of non-U.S. government securities classified as available-for-sale. See Note 8 for information about the amortized cost and fair value of such securities. The effectiveness of such hedges is assessed based on changes in spot rates. The gains/(losses) on the hedges (relating to both spot and forward points) and the foreign exchange gains/(losses) on the related available-for-sale securities are included in market making. The gross and net gains/(losses) on hedges and the related hedged available-for-sale securities were not material for each of the three and six months ended June 2024 and the three months ended June 2023, and were $10 million (reflecting a loss of $111 million related to hedges and a gain of $121 million on the related hedged available-for-sale securities) for the six months ended June 2023.
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
The table below presents the gains/(losses) from net investment hedging.

	Three Months Ended June		Six Months Ended June
$ in millions	2024	2023	2024	2023
Hedges:
Foreign currency forward contract	$335	$(20)	$507	$(137)
Foreign currency-denominated debt	$236	$23	$969	$(208)
Gains or losses on individual net investments in non-U.S. operations are reclassified from accumulated other comprehensive income/(loss) to earnings when such net investments are sold or substantially liquidated. The gross and net gains/(losses) reclassified to earnings from accumulated other comprehensive income/(loss) were not material for each of the three and six months ended June 2024 and June 2023.
The firm had designated $24.23 billion as of June 2024 and $27.52 billion as of December 2023 of foreign currency-denominated debt, included in unsecured long- and short-term borrowings, as hedges of net investments in non-U.S. subsidiaries.

Goldman Sachs June 2024 Form 10-Q	38

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
The table below presents information about investments.

	As of
	June	December
$ in millions	2024	2023
Equity securities, at fair value	$14,057	$13,747
Debt instruments, at fair value	12,236	12,879
Available-for-sale securities, at fair value	60,562	49,141
Investments, at fair value	86,855	75,767
Held-to-maturity securities	73,253	70,310
Equity-method investments	816	762
Total investments	$160,924	$146,839
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
The table below presents information about equity securities, at fair value.

	As of
	June	December
$ in millions	2024	2023
Equity securities, at fair value	$14,057	$13,747

Equity Type
Public equity	11%	9%
Private equity	89%	91%
Total	100%	100%

Asset Class
Corporate	75%	73%
Real estate	25%	27%
Total	100%	100%

In the table above:
•Equity securities, at fair value included investments accounted for at fair value under the fair value option where the firm would otherwise apply the equity method of accounting of $5.57 billion as of June 2024 and $5.18 billion as of December 2023. Gains/(losses) recognized as a result of changes in the fair value of equity securities for which the fair value option was elected were $(59) million for the three months ended June 2024, $(307) million for the three months ended June 2023, $(122) million for the six months ended June 2024 and $(412) million for the six months ended June 2023. These gains/(losses) are included in other principal transactions.
•Equity securities, at fair value included $1.11 billion as of June 2024 and $1.27 billion as of December 2023 of investments in funds that are measured at NAV.
•Equity securities subject to contractual sale restrictions were not material as of both June 2024 and December 2023.
Debt Instruments, at Fair Value. Debt instruments, at fair value primarily includes mezzanine, senior and distressed debt.
The table below presents information about debt instruments, at fair value.

	As of
	June	December
$ in millions	2024	2023
Corporate debt securities	$8,606	$8,992
Securities backed by real estate	567	689
Money market instruments	1,183	1,051
Other	1,880	2,147
Total	$12,236	$12,879
In the table above:
•Money market instruments primarily consist of time deposits.
•Other included $1.51 billion as of June 2024 and $1.73 billion as of December 2023 of investments in credit funds that are measured at NAV.

39	Goldman Sachs June 2024 Form 10-Q

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

The table below presents the fair value of investments in funds at NAV and the related unfunded commitments.

$ in millions	Fair Value of Investments	Unfunded Commitments
As of June 2024
Private equity funds	$731	$473
Credit funds	1,506	272
Hedge funds	33	–
Real estate funds	347	85
Total	$2,617	$830

As of December 2023
Private equity funds	$875	$484
Credit funds	1,733	248
Hedge funds	46	–
Real estate funds	346	65
Total	$3,000	$797
Available-for-Sale Securities
Available-for-sale securities are accounted for at fair value, and the related unrealized fair value gains and losses are included in accumulated other comprehensive income/(loss) unless designated in a fair value hedging relationship. See Note 7 for information about available-for-sale securities that are designated in a hedging relationship.
The table below presents information about available-for-sale securities by tenor.

$ in millions	Amortized Cost	Fair Value
As of June 2024
Less than 1 year	$11,991	$11,799
1 year to 5 years	44,974	44,102
5 years to 10 years	1,708	1,660
Greater than 10 years	456	453
Total U.S. government obligations	59,129	58,014

1 year to 5 years	1,948	1,684
5 years to 10 years	994	864
Total non-U.S. government obligations	2,942	2,548
Total available-for-sale securities	$62,071	$60,562
As of December 2023
Less than 1 year	$20,027	$19,687
1 year to 5 years	27,592	26,500
5 years to 10 years	586	544
Total U.S. government obligations	48,205	46,731

Less than 1 year	11	11
1 year to 5 years	1,635	1,420
5 years to 10 years	1,150	979
Total non-U.S. government obligations	2,796	2,410
Total available-for-sale securities	$51,001	$49,141

Goldman Sachs June 2024 Form 10-Q	40

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
In the table above:
•The weighted average yield for available-for-sale securities was 2.63% as of June 2024 and 1.21% as of December 2023. The weighted average yield is presented on a pre-tax basis and computed using the effective interest rate of each security at the end of the period, weighted based on the fair value of each security.
•The gross unrealized gains included in accumulated other comprehensive income/(loss) were not material and the gross unrealized losses included in accumulated other comprehensive income/(loss) were $1.55 billion as of June 2024 and primarily related to U.S. government obligations in a continuous unrealized loss position for more than a year. The gross unrealized gains included in accumulated other comprehensive income/(loss) were not material and the gross unrealized losses included in accumulated other comprehensive income/(loss) were $1.89 billion as of December 2023 and primarily related to U.S. government obligations in a continuous unrealized loss position for more than a year. Net unrealized gains/(losses) included in other comprehensive income/(loss) were $198 million ($147 million, net of tax) for the three months ended June 2024, $(52) million ($(24) million, net of tax) for the three months ended June 2023, $351 million ($262 million, net of tax) for the six months ended June 2024 and $514 million ($403 million, net of tax) for the six months ended June 2023.
•Substantially all available-for-sale securities were classified in level 1 of the fair value hierarchy.
•If the fair value of available-for-sale securities is less than amortized cost, such securities are considered impaired. If the firm has the intent to sell the debt security, or if it is more likely than not that the firm will be required to sell the debt security before recovery of its amortized cost, the difference between the amortized cost (net of allowance, if any) and the fair value of the securities is recognized as an impairment loss in earnings. The firm did not record any such impairment losses during either the three or six months ended June 2024 or June 2023. Impaired available-for-sale debt securities that the firm has the intent and ability to hold are reviewed to determine if an allowance for credit losses should be recorded. The firm considers various factors in such determination, including market conditions, changes in issuer credit ratings and severity of the unrealized losses. The firm did not record any provision for credit losses on such securities during either the three or six months ended June 2024 or June 2023.

The table below presents cash inflows/(outflows) related to available-for-sale securities.

	Six Months Ended June
$ in millions	2024	2023
Purchases	$(27,736)	$(3,935)
Proceeds from sales	$7,691	$2,621
Proceeds from maturities	$9,789	$905
The firm sold available-for-sale securities of $4.67 billion during the three months ended June 2024 and $169 million during the three months ended June 2023, and gross realized gains and gross realized losses relating to the sales of available-for-sale securities were not material for each of the three and six months ended June 2024 and June 2023. The specific identification method is used to determine realized gains on available-for-sale securities.
Held-to-Maturity Securities
Held-to-maturity securities are accounted for at amortized cost.
The table below presents information about held-to-maturity securities by type and tenor.

$ in millions	Amortized Cost	Fair Value
As of June 2024
Less than 1 year	$12,057	$11,909
1 year to 5 years	47,451	46,560
5 years to 10 years	774	737
Total government obligations	60,282	59,206

Greater than 10 years	12,751	12,718
Total U.S. agency obligations	12,751	12,718

1 year to 5 years	2	2
Greater than 10 years	218	217
Total securities backed by real estate	220	219
Total held-to-maturity securities	$73,253	$72,143
As of December 2023
Less than 1 year	$13,475	$13,382
1 year to 5 years	54,789	54,352
5 years to 10 years	1,848	1,861
Total government obligations	70,112	69,595

1 year to 5 years	3	2
Greater than 10 years	195	195
Total securities backed by real estate	198	197
Total held-to-maturity securities	$70,310	$69,792
In the table above:
•Substantially all of the government obligations consist of U.S. government obligations.

41	Goldman Sachs June 2024 Form 10-Q

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
•The weighted average yield for held-to-maturity securities was 3.88% as of June 2024 and 3.47% as of December 2023. The weighted average yield is presented on a pre-tax basis and computed using the effective interest rate of each security at the end of the period, weighted based on the amortized cost of each security.
•The gross unrealized gains were $99 million as of June 2024 and $383 million as of December 2023. The gross unrealized losses were $1.21 billion as of June 2024 and $901 million as of December 2023.
•Held-to-maturity securities are reviewed to determine if an allowance for credit losses should be recorded in the consolidated statements of earnings. The firm considers various factors in such determination, including market conditions, changes in issuer credit ratings, historical credit losses and sovereign guarantees. Provision for credit losses on such securities was not material during either the three or six months ended June 2024 or June 2023.
The table below presents cash inflows/(outflows) related to held-to-maturity securities.

	Six Months Ended June
$ in millions	2024	2023
Purchases	$(13,433)	$(10,611)
Proceeds from paydowns and maturities	$10,954	$3,633

Note 9.
Loans
Loans includes (i) loans held for investment that are accounted for at amortized cost net of allowance for loan losses or at fair value under the fair value option and (ii) loans held for sale that are accounted for at the lower of cost or fair value. Interest on loans is recognized over the life of the loan and is recorded on an accrual basis.

The table below presents information about loans.

$ in millions	Amortized Cost	Fair Value	Held For Sale	Total
As of June 2024
Loan Type
Corporate	$33,541	$605	$839	$34,985
Commercial real estate	26,730	397	48	27,175
Residential real estate	20,644	3,738	–	24,382
Securities-based	14,596	–	–	14,596
Other collateralized	65,002	1,231	483	66,716
Consumer:
Installment	211	–	112	323
Credit cards	17,474	–	1,858	19,332
Other	1,265	64	97	1,426
Total loans, gross	179,463	6,035	3,437	188,935
Allowance for loan losses	(4,808)	–	–	(4,808)
Total loans	$174,655	$6,035	$3,437	$184,127

As of December 2023
Loan Type
Corporate	$33,866	$759	$1,249	$35,874
Commercial real estate	25,025	563	440	26,028
Residential real estate	21,243	4,145	–	25,388
Securities-based	14,621	–	–	14,621
Other collateralized	61,105	911	209	62,225
Consumer:
Installment	250	–	3,048	3,298
Credit cards	17,432	–	1,929	19,361
Other	1,333	128	152	1,613
Total loans, gross	174,875	6,506	7,027	188,408
Allowance for loan losses	(5,050)	–	–	(5,050)
Total loans	$169,825	$6,506	$7,027	$183,358
In the table above:
•Loans held for investment that are accounted for at amortized cost include net deferred fees and costs, and unamortized premiums and discounts, which are amortized over the life of the loan. These amounts were less than 1% of loans accounted for at amortized cost as of both June 2024 and December 2023.
•Substantially all loans had floating interest rates as of both June 2024 and December 2023.
•During 2023, the firm sold $3.24 billion of the Marcus installment loans portfolio.
•During 2023, the firm sold approximately $4.0 billion of the GreenSky loan portfolio and during the first quarter of 2024, sold the remaining GreenSky loan portfolio of $3.69 billion.
•During 2023, the firm transferred approximately $2.0 billion of the General Motors (GM) co-branded credit card portfolio to held for sale.
•During 2023, the firm purchased a portfolio of approximately $15.0 billion of private equity capital call credit facilities (including approximately $9.0 billion of funded loans) from the FDIC’s auction of Signature Bank’s loans.

Goldman Sachs June 2024 Form 10-Q	42

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
•Installment. Installment loans are unsecured loans that have been originated by the firm.
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

43	Goldman Sachs June 2024 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
The table below presents gross loans by an internally determined public rating agency equivalent or other credit metrics and the concentration of secured and unsecured loans.

$ in millions	Investment-Grade	Non-Investment- Grade	Other Metrics/Unrated	Total
As of June 2024
Accounting Method
Amortized cost	$99,600	$50,514	$29,349	$179,463
Fair value	869	1,011	4,155	6,035
Held for sale	593	762	2,082	3,437
Total	$101,062	$52,287	$35,586	$188,935
Loan Type
Corporate	$10,463	$24,482	$40	$34,985
Real estate:
Commercial	13,237	13,865	73	27,175
Residential	10,352	2,415	11,615	24,382
Securities-based	11,118	368	3,110	14,596
Other collateralized	54,741	11,031	944	66,716
Consumer:
Installment	–	–	323	323
Credit cards	–	–	19,332	19,332
Other	1,151	126	149	1,426
Total	$101,062	$52,287	$35,586	$188,935

Secured	91%	89%	43%	81%
Unsecured	9%	11%	57%	19%
Total	100%	100%	100%	100%
As of December 2023
Accounting Method
Amortized cost	$91,324	$54,200	$29,351	$174,875
Fair value	1,212	1,213	4,081	6,506
Held for sale	255	1,628	5,144	7,027
Total	$92,791	$57,041	$38,576	$188,408
Loan Type
Corporate	$9,408	$26,328	$138	$35,874
Real estate:
Commercial	12,097	13,574	357	26,028
Residential	10,771	3,217	11,400	25,388
Securities-based	10,991	561	3,069	14,621
Other collateralized	48,536	13,207	482	62,225
Consumer:
Installment	–	–	3,298	3,298
Credit cards	–	–	19,361	19,361
Other	988	154	471	1,613
Total	$92,791	$57,041	$38,576	$188,408

Secured	91%	92%	40%	81%
Unsecured	9%	8%	60%	19%
Total	100%	100%	100%	100%

In the table above:
•Substantially all residential real estate loans included in the other metrics/unrated category consists of loans extended to wealth management clients. As of both June 2024 and December 2023, substantially all of such loans had a loan-to-value ratio of less than 80% and were performing in accordance with the contractual terms. Additionally, as of both June 2024 and December 2023, the vast majority of such loans had a FICO credit score of greater than 740.
•The vast majority of securities-based loans included in the other metrics/unrated category had a loan-to-value ratio of less than 80% and were performing in accordance with the contractual terms as of both June 2024 and December 2023.
•For installment and credit card loans included in the other metrics/unrated category, the evaluation of credit quality incorporates the borrower’s FICO credit score. FICO credit scores are periodically refreshed by the firm to assess the updated creditworthiness of the borrower. See “Vintage” below for information about installment and credit card loans by FICO credit scores.
The firm also assigns a regulatory risk rating to its loans based on the definitions provided by the U.S. federal bank regulatory agencies. Total loans included 92% of loans as of both June 2024 and December 2023 that were rated pass/non-criticized.

Goldman Sachs June 2024 Form 10-Q	44

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Vintage. The tables below present gross loans accounted for at amortized cost (excluding installment and credit card loans) by an internally determined public rating agency equivalent or other credit metrics and origination year for term loans.

	As of June 2024
$ in millions	Investment- Grade	Non-Investment- Grade	Other Metrics/ Unrated	Total
2024	$1,346	$1,953	$1	$3,300
2023	1,882	1,575	–	3,457
2022	1,322	2,463	–	3,785
2021	386	3,245	–	3,631
2020	214	1,541	–	1,755
2019 or earlier	537	3,033	–	3,570
Revolving	4,556	9,411	1	13,968
Revolving converted to term	–	75	–	75
Corporate	10,243	23,296	2	33,541
2024	531	1,784	13	2,328
2023	1,142	1,097	–	2,239
2022	1,321	2,191	–	3,512
2021	687	2,428	–	3,115
2020	268	921	–	1,189
2019 or earlier	1,210	1,190	–	2,400
Revolving	7,808	3,880	4	11,692
Revolving converted to term	26	229	–	255
Commercial real estate	12,993	13,720	17	26,730
2024	260	201	740	1,201
2023	471	11	1,511	1,993
2022	94	44	2,591	2,729
2021	22	157	2,671	2,850
2020	–	23	53	76
2019 or earlier	6	32	326	364
Revolving	9,499	1,932	–	11,431
Residential real estate	10,352	2,400	7,892	20,644
2024	29	–	–	29
2023	39	–	–	39
2022	5	–	–	5
2019 or earlier	–	22	–	22
Revolving	11,045	346	3,110	14,501
Securities-based	11,118	368	3,110	14,596
2024	1,335	756	66	2,157
2023	5,844	1,318	343	7,505
2022	1,682	228	53	1,963
2021	1,570	610	86	2,266
2020	1,220	277	29	1,526
2019 or earlier	425	47	28	500
Revolving	40,402	7,259	11	47,672
Revolving converted to term	1,304	109	–	1,413
Other collateralized	53,782	10,604	616	65,002
2024	8	4	–	12
2023	88	13	–	101
2022	62	9	–	71
2021	6	3	27	36
2020	–	3	–	3
Revolving	948	94	–	1,042
Other	1,112	126	27	1,265
Total	$99,600	$50,514	$11,664	$161,778
Percentage of total	62%	31%	7%	100%

	As of December 2023
$ in millions	Investment- Grade	Non-Investment- Grade	Other Metrics/ Unrated	Total
2023	$2,475	$1,912	$16	$4,403
2022	1,223	3,284	–	4,507
2021	848	4,045	–	4,893
2020	306	2,098	–	2,404
2019	45	1,909	–	1,954
2018 or earlier	371	2,102	–	2,473
Revolving	3,857	9,355	20	13,232
Corporate	9,125	24,705	36	33,866
2023	553	1,547	38	2,138
2022	1,251	2,838	–	4,089
2021	1,134	2,661	–	3,795
2020	271	1,234	–	1,505
2019	430	631	–	1,061
2018 or earlier	832	744	–	1,576
Revolving	7,129	3,192	309	10,630
Revolving converted to term	231	–	–	231
Commercial real estate	11,831	12,847	347	25,025
2023	619	54	1,627	2,300
2022	108	41	2,687	2,836
2021	22	249	2,724	2,995
2020	3	23	81	107
2019	6	–	89	95
2018 or earlier	–	20	254	274
Revolving	9,813	2,823	–	12,636
Residential real estate	10,571	3,210	7,462	21,243
2023	8	–	–	8
2022	5	–	–	5
2018 or earlier	–	303	–	303
Revolving	10,978	258	3,069	14,305
Securities-based	10,991	561	3,069	14,621
2023	5,412	2,767	245	8,424
2022	1,940	293	69	2,302
2021	1,883	845	102	2,830
2020	1,256	469	32	1,757
2019	177	74	9	260
2018 or earlier	436	66	21	523
Revolving	35,605	8,242	1	43,848
Revolving converted to term	1,161	–	–	1,161
Other collateralized	47,870	12,756	479	61,105
2023	60	21	–	81
2022	67	9	–	76
2021	6	8	51	65
2020	–	3	218	221
2019	–	–	4	4
2018 or earlier	–	–	3	3
Revolving	803	80	–	883
Other	936	121	276	1,333
Total	$91,324	$54,200	$11,669	$157,193
Percentage of total	58%	35%	7%	100%

45	Goldman Sachs June 2024 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
The table below presents gross installment loans accounted for at amortized cost by refreshed FICO credit scores and origination year and gross credit card loans by refreshed FICO credit scores.

$ in millions	Greater than or equal to 660	Less than 660	Total
As of June 2024
2024	$5	$23	$28
2023	79	–	79
2022 or earlier	94	10	104
Installment	178	33	211
Credit cards	11,360	6,114	17,474
Total	$11,538	$6,147	$17,685

Percentage of total:
Installment	84%	16%	100%
Credit cards	65%	35%	100%
Total	65%	35%	100%

As of December 2023
2023	$79	$10	$89
2022	132	18	150
2021 or earlier	11	–	11
Installment	222	28	250
Credit cards	11,119	6,313	17,432
Total	$11,341	$6,341	$17,682

Percentage of total:
Installment	89%	11%	100%
Credit cards	64%	36%	100%
Total	64%	36%	100%
In the table above, credit card loans consist of revolving lines of credit.
Credit Concentrations. The table below presents the concentration of gross loans by region.

$ in millions	Carrying Value	Americas	EMEA	Asia	Total
As of June 2024
Corporate	$34,985	67%	26%	7%	100%
Commercial real estate	27,175	81%	15%	4%	100%
Residential real estate	24,382	95%	4%	1%	100%
Securities-based	14,596	80%	20%	–	100%
Other collateralized	66,716	86%	13%	1%	100%
Consumer:
Installment	323	100%	–	–	100%
Credit cards	19,332	100%	–	–	100%
Other	1,426	97%	3%	–	100%
Total	$188,935	84%	13%	3%	100%
As of December 2023
Corporate	$35,874	63%	29%	8%	100%
Commercial real estate	26,028	80%	17%	3%	100%
Residential real estate	25,388	95%	4%	1%	100%
Securities-based	14,621	79%	20%	1%	100%
Other collateralized	62,225	89%	10%	1%	100%
Consumer:
Installment	3,298	100%	–	–	100%
Credit cards	19,361	100%	–	–	100%
Other	1,613	97%	3%	–	100%
Total	$188,408	84%	13%	3%	100%

In the table above:
•EMEA represents Europe, Middle East and Africa.
•The top five industry concentrations for corporate loans as of June 2024 were 24% for technology, media & telecommunications, 17% for diversified industrials, 14% for real estate, 10% for natural resources & utilities and 9% for healthcare.
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
The table below presents information about past due loans.

$ in millions	30-89 days	90 days or more	Total
As of June 2024
Corporate	$–	$43	$43
Commercial real estate	–	518	518
Residential real estate	23	18	41
Securities-based	10	–	10
Other collateralized	–	6	6
Consumer:
Installment	6	7	13
Credit cards	417	416	833
Other	–	10	10
Total	$456	$1,018	$1,474
Total divided by gross loans at amortized cost			0.8%

As of December 2023
Corporate	$45	$73	$118
Commercial real estate	137	352	489
Residential real estate	12	4	16
Securities-based	2	–	2
Other collateralized	9	7	16
Consumer:
Installment	6	7	13
Credit cards	463	486	949
Other	7	11	18
Total	$681	$940	$1,621
Total divided by gross loans at amortized cost			0.9%

Goldman Sachs June 2024 Form 10-Q	46

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
The table below presents information about nonaccrual loans.

	As of
	June	December
$ in millions	2024	2023
Corporate	$1,873	$1,779
Commercial real estate	1,411	1,466
Residential real estate	138	19
Securities-based	57	–
Other collateralized	730	860
Other	10	17
Total	$4,219	$4,141
Total divided by gross loans at amortized cost	2.4%	2.4%
In the table above:
•Nonaccrual loans included $607 million as of June 2024 and $600 million as of December 2023 of loans that were 30 days or more past due.
•Loans that were 90 days or more past due and still accruing were not material as of both June 2024 and December 2023.
•Allowance for loan losses as a percentage of total nonaccrual loans was 114.0% as of June 2024 and 122.0% as of December 2023.
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

The table below presents the carrying value of loans, as of both June 2024 and June 2023, that were modified during each of the three and six months ended June 2024 and June 2023.

	Three Months		Six Months
	Ended June		Ended June
$ in millions	2024	2023	2024	2023
Modified loans	$463	$424	$673	$594
In the table above:
•Loans modified during each of the three and six months ended June 2024 and June 2023 were in the form of term extensions and substantially all related to corporate loans, commercial real estate loans and credit cards.
•Modified loans represented less than 1.5% of each type of gross loans at amortized cost.
•Lending commitments related to modified loans were $128 million as of June 2024 and were not material as of June 2023.
•The impact of these modifications was not material for each of the three and six months ended June 2024 and June 2023.
•During the six months ended June 2024, loans that defaulted after being modified were not material. During the six months ended June 2023, the firm charged off approximately $100 million of loans that had defaulted after being modified. Substantially all of the remaining modified loans were performing in accordance with the modified contractual terms as of both June 2024 and June 2023.

47	Goldman Sachs June 2024 Form 10-Q

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
The table below presents gross loans and lending commitments accounted for at amortized cost by portfolio.

	As of
	June 2024		December 2023
$ in millions	Loans	Lending Commitments	Loans	Lending Commitments
Wholesale
Corporate	$33,541	$150,450	$33,866	$141,976
Commercial real estate	26,730	3,614	25,025	3,379
Residential real estate	20,644	1,071	21,243	1,431
Securities-based	14,596	705	14,621	691
Other collateralized	65,002	28,063	61,105	23,020
Other	1,265	566	1,333	888
Consumer
Installment	211	1	250	1
Credit cards	17,474	60,948	17,432	56,479
Total	$179,463	$245,418	$174,875	$227,865
In the table above, wholesale loans included $4.22 billion as of June 2024 and $4.14 billion as of December 2023 of nonaccrual loans for which the allowance for credit losses was measured on an asset-specific basis. The allowance for credit losses on these loans was $884 million as of June 2024 and $778 million as of December 2023. These loans included $462 million as of June 2024 and $625 million as of December 2023 of loans which did not require a reserve as the loan was deemed to be recoverable.
See Note 18 for further information about lending commitments.

Goldman Sachs June 2024 Form 10-Q	48

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
Installment loans are charged off when they are 120 days past due. Credit card loans are charged off when they are 180 days past due.

Allowance for Credit Losses Rollforward
The table below presents information about the allowance for credit losses.

$ in millions	Wholesale	Consumer	Total
Three Months Ended June 2024
Allowance for loan losses
Beginning balance	$2,546	$2,356	$4,902
Charge-offs	(28)	(387)	(415)
Recoveries	32	24	56
Net (charge-offs)/recoveries	4	(363)	(359)
Provision	(128)	395	267
Other	(2)	–	(2)
Ending balance	$2,420	$2,388	$4,808

Allowance ratio	1.5%	13.5%	2.7%
Net charge-off ratio	–	8.4%	0.8%
Allowance for losses on lending commitments
Beginning balance	$633	$–	$633
Provision	18	–	18
Other	1	–	1
Ending balance	$652	$–	$652

Three Months Ended June 2023
Allowance for loan losses
Beginning balance	$2,555	$2,477	$5,032
Charge-offs	(159)	(320)	(479)
Recoveries	9	26	35
Net (charge-offs)/recoveries	(150)	(294)	(444)
Provision	136	552	688
Other	(44)	–	(44)
Ending balance	$2,497	$2,735	$5,232

Allowance ratio	1.7%	12.6%	3.0%
Net charge-off ratio	0.4%	5.8%	1.0%
Allowance for losses on lending commitments
Beginning balance	$693	$54	$747
Provision	36	(6)	30
Ending balance	$729	$48	$777

Six Months Ended June 2024
Allowance for loan losses
Beginning balance	$2,576	$2,474	$5,050
Charge-offs	(56)	(773)	(829)
Recoveries	42	48	90
Net (charge-offs)/recoveries	(14)	(725)	(739)
Provision	(115)	639	524
Other	(27)	–	(27)
Ending balance	$2,420	$2,388	$4,808

Allowance ratio	1.5%	13.5%	2.7%
Net charge-off ratio	–	8.3%	0.8%
Allowance for losses on lending commitments
Beginning balance	$620	$–	$620
Provision	32	–	32
Ending balance	$652	$–	$652

Six Months Ended June 2023
Allowance for loan losses
Beginning balance	$2,562	$2,981	$5,543
Charge-offs	(184)	(591)	(775)
Recoveries	23	50	73
Net (charge-offs)/recoveries	(161)	(541)	(702)
Provision	144	295	439
Other	(48)	–	(48)
Ending balance	$2,497	$2,735	$5,232

Allowance ratio	1.7%	12.6%	3.0%
Net charge-off ratio	0.2%	5.1%	0.8%
Allowance for losses on lending commitments
Beginning balance	$711	$63	$774
Provision	20	(15)	5
Other	(2)	–	(2)
Ending balance	$729	$48	$777

49	Goldman Sachs June 2024 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
In the table above:
•The allowance ratio is calculated by dividing the allowance for loan losses by gross loans accounted for at amortized cost.
•The net charge-off ratio is calculated by dividing annualized net (charge-offs)/recoveries by average gross loans accounted for at amortized cost.
Forecast Model Inputs as of June 2024
When modeling expected credit losses, the firm employs a weighted, multi-scenario forecast, which includes baseline, adverse and favorable economic scenarios. As of June 2024, this multi-scenario forecast was weighted towards the baseline and adverse economic scenarios.
The table below presents the forecasted U.S. unemployment and U.S. GDP growth rates used in the baseline economic scenario of the forecast model.

As of June 2024
U.S. unemployment rate
Forecast for the quarter ended:
December 2024	4.2%
June 2025	4.1%
December 2025	4.1%

Growth in U.S. GDP
Forecast for the year:
2024	2.3%
2025	1.7%
2026	1.8%
The adverse economic scenario of the forecast model reflects a global recession in the second half of 2024 through the first half of 2025, resulting in an economic contraction and rising unemployment rates. In this scenario, the U.S. unemployment rate peaks at approximately 7.1% during the third quarter of 2025 and the maximum decline in the quarterly U.S. GDP relative to the second quarter of 2024 is approximately 2.7%, which occurs during the second quarter of 2025.
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
Allowance for Credit Losses Commentary
Three Months Ended June 2024. The allowance for credit losses decreased by $75 million during the three months ended June 2024, reflecting a reserve release relating to the wholesale portfolio, partially offset by growth in the credit card portfolio.
Charge-offs for the three months ended June 2024 for wholesale loans were not material and charge-offs for consumer loans were primarily related to credit cards.
Six Months Ended June 2024. The allowance for credit losses decreased by $210 million during the six months ended June 2024, reflecting a reserve release relating to the wholesale portfolio, partially offset by growth in the credit card portfolio.
Charge-offs for the six months ended June 2024 for wholesale loans were not material and charge-offs for consumer loans were primarily related to credit cards.
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

Goldman Sachs June 2024 Form 10-Q	50

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Estimated Fair Value
The table below presents the estimated fair value of loans that are not accounted for at fair value and in what level of the fair value hierarchy they would have been classified if they had been included in the firm’s fair value hierarchy.

	Carrying Value	Estimated Fair Value
$ in millions		Level 2	Level 3	Total
As of June 2024
Amortized cost	$174,655	$94,818	$81,377	$176,195
Held for sale	$3,437	$795	$2,669	$3,464
As of December 2023
Amortized cost	$169,825	$88,485	$83,288	$171,773
Held for sale	$7,027	$3,992	$3,038	$7,030
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

	Three Months Ended June		Six Months Ended June
$ in millions	2024	2023	2024	2023
Unsecured short-term borrowings	$(274)	$(1,062)	$(1,190)	$(2,823)
Unsecured long-term borrowings	(502)	(134)	(1,074)	(2,441)
Other	(66)	2	(209)	(139)
Total	$(842)	$(1,194)	$(2,473)	$(5,403)
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

51	Goldman Sachs June 2024 Form 10-Q

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
Long-Term Debt Instruments
The aggregate contractual principal amount of long-term other secured financings, for which the fair value option was elected, exceeded the related fair value by $100 million as of June 2024 and $147 million as of December 2023.
The aggregate contractual principal amount of unsecured long-term borrowings, for which the fair value option was elected, exceeded the related fair value by $3.84 billion as of June 2024 and $3.37 billion as of December 2023.
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

	Three Months Ended June		Six Months Ended June
$ in millions	2024	2023	2024	2023
Pre-tax DVA	$361	$(812)	$(386)	$(813)
After-tax DVA	$268	$(610)	$(288)	$(611)
In the table above:
•After-tax DVA is included in debt valuation adjustment in the consolidated statements of comprehensive income.
•The gains/(losses) reclassified to market making in the consolidated statements of earnings from accumulated other comprehensive income/(loss) upon extinguishment of such financial liabilities were not material for each of the three and six months ended June 2024 and June 2023.
Loans and Lending Commitments
The table below presents the difference between the aggregate fair value and the aggregate contractual principal amount for loans (included in trading assets and loans in the consolidated balance sheets) for which the fair value option was elected.

	As of
	June	December
$ in millions	2024	2023
Performing loans
Aggregate contractual principal in excess of fair value	$1,561	$1,893

Loans on nonaccrual status and/or more than 90 days past due
Aggregate contractual principal in excess of fair value	$2,147	$2,305
Aggregate fair value	$1,148	$1,508
In the table above, the aggregate contractual principal amount of loans on nonaccrual status and/or more than 90 days past due (which excludes loans carried at zero fair value and considered uncollectible) exceeds the related fair value primarily because the firm regularly purchases loans, such as distressed loans, at values significantly below the contractual principal amounts.
The fair value of unfunded lending commitments for which the fair value option was elected was a liability of $10 million as of June 2024 and $3 million as of December 2023, and the related total contractual amount of these lending commitments was $419 million as of June 2024 and $878 million as of December 2023. See Note 18 for further information about lending commitments.
Impact of Credit Spreads on Loans and Lending Commitments
The estimated net gain/(loss) attributable to changes in instrument-specific credit spreads on loans and lending commitments for which the fair value option was elected was not material for each of the three and six months ended June 2024 and June 2023. The firm generally calculates the fair value of loans and lending commitments for which the fair value option is elected by discounting future cash flows at a rate which incorporates the instrument-specific credit spreads. For floating-rate loans and lending commitments, substantially all changes in fair value are attributable to changes in instrument-specific credit spreads, whereas for fixed-rate loans and lending commitments, changes in fair value are also attributable to changes in interest rates.

Goldman Sachs June 2024 Form 10-Q	52

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
Substantially all of the securities borrowed and loaned within Equities financing are recorded based on the amount of cash collateral advanced or received plus accrued interest. The firm also reviews such securities borrowed to determine if an allowance for credit losses should be recorded by taking into consideration the fair value of collateral received. As these agreements generally can be terminated on demand, they exhibit little, if any, sensitivity to changes in interest rates. Therefore, the carrying value of such agreements approximates fair value. As these agreements are not accounted for at fair value, they are not included in the firm’s fair value hierarchy in Notes 4 and 5. Had these agreements been included in the firm’s fair value hierarchy, they would have been classified in level 2 as of both June 2024 and December 2023.

53	Goldman Sachs June 2024 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Offsetting Arrangements
The table below presents resale and repurchase agreements and securities borrowed and loaned transactions included in the consolidated balance sheets, as well as the amounts not offset in the consolidated balance sheets.

	Assets		Liabilities
$ in millions	Resale agreements	Securities borrowed	Repurchase agreements	Securities loaned
As of June 2024
Included in the consolidated balance sheets
Gross carrying value	$280,452	$206,347	$319,965	$65,661
Counterparty netting	(81,826)	(1,726)	(81,826)	(1,726)
Total	198,626	204,621	238,139	63,935

Amounts not offset
Counterparty netting	(30,372)	(7,719)	(30,372)	(7,719)
Collateral	(164,874)	(190,175)	(203,962)	(55,893)
Total	$3,380	$6,727	$3,805	$323
As of December 2023
Included in the consolidated balance sheets
Gross carrying value	$315,112	$199,753	$341,194	$60,816
Counterparty netting	(91,307)	(333)	(91,307)	(333)
Total	223,805	199,420	249,887	60,483

Amounts not offset
Counterparty netting	(29,136)	(9,373)	(29,136)	(9,373)
Collateral	(189,358)	(182,918)	(217,498)	(50,807)
Total	$5,311	$7,129	$3,253	$303
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
•Resale agreements included in the consolidated balance sheets of $198.36 billion as of June 2024 and $223.54 billion as of December 2023 and all repurchase agreements included in the consolidated balance sheets are carried at fair value under the fair value option. See Note 5 for further information about resale agreements and repurchase agreements accounted for at fair value.
•Securities borrowed included in the consolidated balance sheets of $45.82 billion as of June 2024 and $44.93 billion as of December 2023, and securities loaned included in the consolidated balance sheets of $10.78 billion as of June 2024 and $8.93 billion as of December 2023 were at fair value under the fair value option. See Note 5 for further information about securities borrowed and securities loaned accounted for at fair value.
Gross Carrying Value of Repurchase Agreements and Securities Loaned
The table below presents the gross carrying value of repurchase agreements and securities loaned by class of collateral pledged.

$ in millions	Repurchase agreements	Securities loaned
As of June 2024
Money market instruments	$717	$–
U.S. government and agency obligations	193,964	715
Non-U.S. government and agency obligations	93,062	624
Securities backed by commercial real estate	663	–
Securities backed by residential real estate	1,123	–
Corporate debt securities	15,622	253
State and municipal obligations	262	–
Other debt obligations	348	–
Equity securities	14,204	64,069
Total	$319,965	$65,661
As of December 2023
Money market instruments	$3	$–
U.S. government and agency obligations	228,718	216
Non-U.S. government and agency obligations	85,230	376
Securities backed by commercial real estate	135	–
Securities backed by residential real estate	641	–
Corporate debt securities	10,585	230
State and municipal obligations	57	–
Other debt obligations	144	–
Equity securities	15,681	59,994
Total	$341,194	$60,816
The table below presents the gross carrying value of repurchase agreements and securities loaned by maturity.

	As of June 2024
$ in millions	Repurchase agreements	Securities loaned
No stated maturity and overnight	$116,829	$40,224
2 - 30 days	94,167	1,477
31 - 90 days	39,501	1,280
91 days - 1 year	46,309	11,792
Greater than 1 year	23,159	10,888
Total	$319,965	$65,661
In the table above:
•Repurchase agreements and securities loaned that are repayable prior to maturity at the option of the firm are reflected at their contractual maturity dates.
•Repurchase agreements and securities loaned that are redeemable prior to maturity at the option of the holder are reflected at the earliest dates such options become exercisable.

Goldman Sachs June 2024 Form 10-Q	54

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
Other secured financings included nonrecourse arrangements. Nonrecourse other secured financings were $6.11 billion as of June 2024 and $5.57 billion as of December 2023.
The firm has elected to apply the fair value option to substantially all other secured financings because the use of fair value eliminates non-economic volatility in earnings that would arise from using different measurement attributes. See Note 5 for further information about other secured financings that are accounted for at fair value.
Other secured financings that are not recorded at fair value are recorded based on the amount of cash received plus accrued interest, which generally approximates fair value. As these financings are not accounted for at fair value, they are not included in the firm’s fair value hierarchy in Notes 4 and 5. Had these financings been included in the firm’s fair value hierarchy, substantially all would have been classified in level 3 as of both June 2024 and December 2023.

The table below presents information about other secured financings.

$ in millions	U.S. Dollar	Non-U.S. Dollar	Total
As of June 2024
Other secured financings (short-term):
At fair value	$8,615	$5,884	$14,499
At amortized cost	1	–	1
Other secured financings (long-term):
At fair value	1,474	6,895	8,369
At amortized cost	254	–	254
Total other secured financings	$10,344	$12,779	$23,123

Other secured financings collateralized by:
Financial instruments	$8,721	$12,042	$20,763
Other assets	$1,623	$737	$2,360
As of December 2023
Other secured financings (short-term):
At fair value	$3,385	$3,451	$6,836
At amortized cost	–	368	368
Other secured financings (long-term):
At fair value	1,872	3,846	5,718
At amortized cost	272	–	272
Total other secured financings	$5,529	$7,665	$13,194

Other secured financings collateralized by:
Financial instruments	$3,122	$6,755	$9,877
Other assets	$2,407	$910	$3,317
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
•U.S. dollar-denominated long-term other secured financings at amortized cost had a weighted average interest rate of 3.58% as of June 2024 and 3.44% as of December 2023. These rates include the effect of hedging activities.

55	Goldman Sachs June 2024 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
•Total other secured financings included $3.39 billion as of June 2024 and $2.34 billion as of December 2023 related to transfers of financial assets accounted for as financings rather than sales. Such financings were collateralized by financial assets, primarily included in trading assets, of $3.42 billion as of June 2024 and $2.36 billion as of December 2023.
•Other secured financings collateralized by financial instruments included $18.45 billion as of June 2024 and $8.38 billion as of December 2023 of other secured financings collateralized by trading assets, investments and loans, and included $2.32 billion as of June 2024 and $1.49 billion as of December 2023 of other secured financings collateralized by financial instruments received as collateral and repledged.
The table below presents other secured financings by maturity.

As of
$ in millions	June 2024
Other secured financings (short-term)	$14,500
Other secured financings (long-term):
2025	2,011
2026	3,222
2027	526
2028	1,514
2029	75
2030 - thereafter	1,275
Total other secured financings (long-term)	8,623
Total other secured financings	$23,123
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

	As of
	June	December
$ in millions	2024	2023
Collateral available to be delivered or repledged	$999,657	$1,002,891
Collateral that was delivered or repledged	$853,986	$862,988
The table below presents information about assets pledged.

	As of
	June	December
$ in millions	2024	2023
Pledged to counterparties that had the right to deliver or repledge
Trading assets	$117,586	$110,567

Pledged to counterparties that did not have the right to deliver or repledge
Trading assets	$165,214	$138,404
Investments	$8,597	$22,165
Loans	$12,487	$8,865
Other assets	$3,001	$3,924
The firm also segregates securities for regulatory and other purposes related to client activity. Such securities are segregated from trading assets and investments, as well as from securities received as collateral under resale agreements and securities borrowed transactions. Securities segregated by the firm were $52.51 billion as of June 2024 and $49.26 billion as of December 2023.

Goldman Sachs June 2024 Form 10-Q	56

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Note 12.
Other Assets
The table below presents other assets by type.

	As of
	June	December
$ in millions	2024	2023
Property, leasehold improvements and equipment	$9,729	$11,244
Goodwill	5,893	5,916
Identifiable intangible assets	992	1,177
Operating lease right-of-use assets	2,031	2,171
Income tax-related assets	8,544	8,157
Miscellaneous receivables and other	7,519	7,925
Total	$34,708	$36,590
Property, Leasehold Improvements and Equipment
Property, leasehold improvements and equipment is net of accumulated depreciation and amortization of $14.02 billion as of June 2024 and $13.64 billion as of December 2023. Property, leasehold improvements and equipment included $6.59 billion as of June 2024 and $6.65 billion as of December 2023 that the firm uses in connection with its operations, and $62 million as of June 2024 and $124 million as of December 2023 of foreclosed real estate. The remainder is held by investment entities, including VIEs, consolidated by the firm. Substantially all property and equipment is depreciated on a straight-line basis over the useful life of the asset. Leasehold improvements are amortized on a straight-line basis over the shorter of the useful life of the improvement or the term of the lease. Capitalized costs of software developed or obtained for internal use are amortized on a straight-line basis over three years.
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

The firm had impairments of $99 million during the three months ended June 2024, $485 million during the three months ended June 2023, $179 million during the six months ended June 2024 and $840 million during the six months ended June 2023, related to commercial real estate in CIEs. In addition, the firm had impairments of approximately $35 million related to capitalized software during the six months ended June 2023. Substantially all of these impairments were included within Asset & Wealth Management.
Goodwill
Goodwill is the cost of acquired companies in excess of the fair value of net assets, including identifiable intangible assets, at the acquisition date.
The table below presents the carrying value of goodwill by reporting unit.

	As of
	June	December
$ in millions	2024	2023
Global Banking & Markets:
Investment banking	$267	$267
FICC	269	269
Equities	2,647	2,647
Asset & Wealth Management:
Asset management	1,387	1,410
Wealth management	1,309	1,309
Platform Solutions:
Transaction banking and other	14	14
Total	$5,893	$5,916
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

57	Goldman Sachs June 2024 Form 10-Q

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
There were no events or changes in circumstances during the three or six months ended June 2024 that would indicate that it was more likely than not that the estimated fair value of each of the reporting units with goodwill did not exceed its respective carrying value as of June 2024.

Identifiable Intangible Assets
The table below presents identifiable intangible assets by type.

	As of
	June	December
$ in millions	2024	2023
Customer lists
Gross carrying value	$2,308	$2,339
Accumulated amortization	(1,343)	(1,292)
Net carrying value	965	1,047

Other
Gross carrying value	145	866
Accumulated amortization	(118)	(736)
Net carrying value	27	130

Total gross carrying value	2,453	3,205
Total accumulated amortization	(1,461)	(2,028)
Total net carrying value	$992	$1,177
In the table above:
•The decrease in the net carrying value of identifiable intangible assets from December 2023 to June 2024 was primarily attributable to the sale of GreenSky Holdings, LLC (GreenSky) (related identifiable intangible assets were included in other as of December 2023).
•Substantially all of the firm’s identifiable intangible assets have finite useful lives and are amortized over their estimated useful lives generally using the straight-line method.
The tables below present information about the amortization of identifiable intangible assets.

	Three Months Ended June		Six Months Ended June
$ in millions	2024	2023	2024	2023
Amortization	$33	$48	$59	$100

As of
$ in millions	June 2024
Estimated future amortization
Remainder of 2024	$49
2025	$91
2026	$85
2027	$85
2028	$85
2029	$84

Goldman Sachs June 2024 Form 10-Q	58

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
The firm tests identifiable intangible assets for impairment when events or changes in circumstances suggest that an asset’s or asset group’s carrying value may not be fully recoverable. To the extent the carrying value of an asset or asset group exceeds the projected undiscounted cash flows expected to result from the use and eventual disposal of the asset or asset group, the firm determines the asset or asset group is impaired and records an impairment equal to the difference between the estimated fair value and the carrying value of the asset or asset group. In addition, the firm will recognize an impairment prior to the sale of an asset or asset group if the carrying value of the asset or asset group exceeds its estimated fair value. There were no material impairments or write-downs during each of the three or six months ended June 2024 or June 2023.
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
An operating lease right-of-use asset is initially determined based on the operating lease liability, adjusted for initial direct costs, lease incentives and amounts paid at or prior to lease commencement. This amount is then amortized over the lease term. Right-of-use assets and operating lease liabilities recognized (in non-cash transactions for leases entered into or assumed) by the firm were $39 million for the three months ended June 2024, $43 million for the three months ended June 2023, $53 million for the six months ended June 2024 and $81 million for the six months ended June 2023. See Note 15 for information about operating lease liabilities.
For leases where the firm will derive no economic benefit from leased space that it has vacated or where the firm has shortened the term of a lease when space is no longer needed, the firm will record an impairment or accelerated amortization of right-of-use assets. There were no material impairments or accelerated amortizations during each of the three or six months ended June 2024 or June 2023.

Miscellaneous Receivables and Other
Miscellaneous receivables and other included:
•Investments in qualified affordable housing projects of $3.09 billion as of June 2024 and $3.39 billion as of December 2023. The firm receives tax credits for such investments. See Note 17 for further information about these investments.
•Assets classified as held for sale were $252 million as of June 2024 and $518 million as of December 2023. See below for further information.
Assets Held for Sale. Assets held for sale included $252 million as of June 2024 and $327 million as of December 2023 of assets related to certain of the firm’s consolidated investments within Asset & Wealth Management. Substantially all of these assets consisted of property and equipment and were included in miscellaneous receivables and other within other assets. In addition, as of December 2023, GreenSky (within Platform Solutions) was classified as held for sale. Assets related to GreenSky were approximately $3.4 billion and consisted of loans of approximately $3.0 billion (included in loans), segregated cash of approximately $110 million (included in cash and cash equivalents), identifiable intangible assets of approximately $110 million (included in identifiable intangible assets within other assets) and other assets of approximately $190 million (included in miscellaneous receivables and other within other assets). During the first quarter of 2024, the firm completed the sale of GreenSky. See Note 9 for further information about loans classified as held for sale, above for further information about identifiable intangible assets, and Note 15 for information about liabilities classified as held for sale.
Note 13.
Deposits
The table below presents information about deposits.

	As of
	June	December
$ in millions	2024	2023
U.S. offices	$334,610	$333,116
Non-U.S. offices	98,495	95,301
Total	$433,105	$428,417
In the table above:
•Deposits include savings, demand and time deposits.
•All U.S. deposits were held at Goldman Sachs Bank USA (GS Bank USA). Substantially all non-U.S. deposits were held at Goldman Sachs International Bank (GSIB) and Goldman Sachs Bank Europe SE (GSBE).
•Substantially all deposits are interest-bearing.

59	Goldman Sachs June 2024 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
The table below presents maturities of time deposits held in U.S. and non-U.S. offices.

	As of June 2024
$ in millions	U.S.	Non-U.S.	Total
Remainder of 2024	$42,758	$29,028	$71,786
2025	42,546	4,739	47,285
2026	3,447	327	3,774
2027	1,537	216	1,753
2028	853	195	1,048
2029	836	182	1,018
2030 - thereafter	842	43	885
Total	$92,819	$34,730	$127,549
In the table above:
•The aggregate amount of time deposits in denominations that met or exceeded the applicable insurance limits, or were otherwise not covered by insurance, were $18.40 billion in U.S. deposits and $34.01 billion in non-U.S. deposits.
•Time deposits included $32.04 billion as of June 2024 and $29.46 billion as of December 2023 of deposits accounted for at fair value under the fair value option. See Note 10 for further information about deposits accounted for at fair value.
The firm’s savings and demand deposits are recorded based on the amount of cash received plus accrued interest, which approximates fair value. In addition, the firm designates certain derivatives as fair value hedges to convert a portion of its time deposits not accounted for at fair value from fixed-rate obligations into floating-rate obligations. The carrying value of time deposits not accounted for at fair value approximated fair value as of both June 2024 and December 2023. As these savings and demand deposits and time deposits are not accounted for at fair value, they are not included in the firm’s fair value hierarchy in Notes 4 and 5. Had these deposits been included in the firm’s fair value hierarchy, they would have been classified in level 2 as of both June 2024 and December 2023.

Note 14.
Unsecured Borrowings
The table below presents information about unsecured borrowings.

	As of
	June	December
$ in millions	2024	2023
Unsecured short-term borrowings	$76,769	$75,945
Unsecured long-term borrowings	234,632	241,877
Total	$311,401	$317,822
Unsecured Short-Term Borrowings
Unsecured short-term borrowings includes the portion of unsecured long-term borrowings maturing within one year of the financial statement date and unsecured long-term borrowings that are redeemable within one year of the financial statement date at the option of the holder.
The firm accounts for certain hybrid financial instruments at fair value under the fair value option. See Note 10 for further information about unsecured short-term borrowings that are accounted for at fair value. In addition, the firm designates certain derivatives as fair value hedges to convert a portion of its unsecured short-term borrowings not accounted for at fair value from fixed-rate obligations into floating-rate obligations. The carrying value of unsecured short-term borrowings that are not recorded at fair value generally approximates fair value due to the short-term nature of the obligations. As these unsecured short-term borrowings are not accounted for at fair value, they are not included in the firm’s fair value hierarchy in Notes 4 and 5. Had these borrowings been included in the firm’s fair value hierarchy, substantially all would have been classified in level 2 as of both June 2024 and December 2023.
The table below presents information about unsecured short-term borrowings.

	As of
	June	December
$ in millions	2024	2023
Current portion of unsecured long-term borrowings	$44,267	$49,361
Hybrid financial instruments	30,496	23,073
Commercial paper	100	1,213
Other unsecured short-term borrowings	1,906	2,298
Total unsecured short-term borrowings	$76,769	$75,945
Weighted average interest rate	4.69%	3.64%
In the table above, the weighted average interest rates for these borrowings include the effect of hedging activities and exclude unsecured short-term borrowings accounted for at fair value under the fair value option. See Note 7 for further information about hedging activities.

Goldman Sachs June 2024 Form 10-Q	60

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Unsecured Long-Term Borrowings
The table below presents information about unsecured long-term borrowings.

$ in millions	U.S. Dollar	Non-U.S. Dollar	Total
As of June 2024
Fixed-rate obligations	$113,410	$30,093	$143,503
Floating-rate obligations	60,971	30,158	91,129
Total	$174,381	$60,251	$234,632
As of December 2023
Fixed-rate obligations	$114,813	$34,762	$149,575
Floating-rate obligations	57,053	35,249	92,302
Total	$171,866	$70,011	$241,877
In the table above:
•Unsecured long-term borrowings consists principally of senior borrowings, which have maturities extending through 2061.
•Unsecured long-term borrowings included $88.36 billion as of June 2024 and $86.41 billion as of December 2023 of borrowings accounted for at fair value under the fair value option. The carrying value of unsecured long-term borrowings for which the firm did not elect the fair value option was $146.27 billion as of June 2024 and $155.47 billion as of December 2023. The estimated fair value of such unsecured long-term borrowings was $149.44 billion as of June 2024 and $157.75 billion as of December 2023. As these borrowings are not accounted for at fair value, they are not included in the firm’s fair value hierarchy in Notes 4 and 5. Had these borrowings been included in the firm’s fair value hierarchy, substantially all would have been classified in level 2 as of both June 2024 and December 2023.
•Floating-rate obligations includes equity-linked, credit-linked and indexed instruments. Floating interest rates are generally based on SOFR and Euro Interbank Offered Rate.
•U.S. dollar-denominated debt had interest rates ranging from 0.86% to 6.75% (with a weighted average rate of 3.95%) as of June 2024 and 0.86% to 6.75% (with a weighted average rate of 3.73%) as of December 2023. These rates exclude unsecured long-term borrowings accounted for at fair value under the fair value option.
•Non-U.S. dollar-denominated debt had interest rates ranging from 0.25% to 9.15% (with a weighted average rate of 2.10%) as of June 2024 and 0.25% to 7.25% (with a weighted average rate of 2.11%) as of December 2023. These rates exclude unsecured long-term borrowings accounted for at fair value under the fair value option.

The table below presents unsecured long-term borrowings by maturity.

As of
$ in millions	June 2024
2025	$20,704
2026	31,678
2027	41,288
2028	29,627
2029	25,988
2030 - thereafter	85,347
Total	$234,632
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
•Unsecured long-term borrowings included $(12.11) billion of adjustments to the carrying value of certain unsecured long-term borrowings resulting from the application of hedge accounting by year of maturity as follows: $(163) million in 2025, $(499) million in 2026, $(1.19) billion in 2027, $(1.25) billion in 2028, $(1.14) billion in 2029 and $(7.88) billion in 2030 and thereafter.
The firm designates certain derivatives as fair value hedges to convert a portion of fixed-rate unsecured long-term borrowings not accounted for at fair value into floating-rate obligations. See Note 7 for further information about hedging activities.

61	Goldman Sachs June 2024 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
The table below presents unsecured long-term borrowings, after giving effect to such hedging activities.

	As of
	June	December
$ in millions	2024	2023
Fixed-rate obligations	$22,693	$20,372
Floating-rate obligations	211,939	221,505
Total	$234,632	$241,877
In the table above, the aggregate amounts of unsecured long-term borrowings had weighted average interest rates of 6.20% (4.39% related to fixed-rate obligations and 6.31% related to floating-rate obligations) as of June 2024 and 6.13% (3.44% related to fixed-rate obligations and 6.27% related to floating-rate obligations) as of December 2023. These rates exclude unsecured long-term borrowings accounted for at fair value under the fair value option.
Subordinated Borrowings
Unsecured long-term borrowings includes subordinated debt and junior subordinated debt. Subordinated debt that matures within one year is included in unsecured short-term borrowings. Junior subordinated debt is junior in right of payment to other subordinated borrowings, which are junior to senior borrowings. Long-term subordinated debt had maturities ranging from 2025 to 2045 as of both June 2024 and December 2023.
The table below presents information about subordinated borrowings.

$ in millions	Par Amount	Carrying Value	Rate
As of June 2024
Subordinated debt	$12,130	$11,330	7.90%
Junior subordinated debt	968	1,012	6.32%
Total	$13,098	$12,342	7.78%
As of December 2023
Subordinated debt	$12,215	$11,898	7.79%
Junior subordinated debt	968	1,053	6.30%
Total	$13,183	$12,951	7.68%
In the table above, the rate is the weighted average interest rate for these borrowings (excluding borrowings accounted for at fair value under the fair value option), including the effect of fair value hedges used to convert fixed-rate obligations into floating-rate obligations. See Note 7 for further information about hedging activities.

Junior Subordinated Debt
In 2004, Group Inc. issued $2.84 billion of junior subordinated debt to Goldman Sachs Capital I, a Delaware statutory trust. Goldman Sachs Capital I issued $2.75 billion of guaranteed preferred beneficial interests (Trust Preferred securities) to third parties and $85 million of common beneficial interests to Group Inc. As of both June 2024 and December 2023, the outstanding par amount of junior subordinated debt held by Goldman Sachs Capital I was $968 million and the outstanding par amount of Trust Preferred securities and common beneficial interests issued by Goldman Sachs Capital I was $939 million and $29 million, respectively. Goldman Sachs Capital I is a wholly-owned finance subsidiary of the firm for regulatory and legal purposes but is not consolidated for accounting purposes.
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
Note 15.
Other Liabilities
The table below presents other liabilities by type.

	As of
	June	December
$ in millions	2024	2023
Compensation and benefits	$5,791	$7,804
Income tax-related liabilities	2,931	2,947
Operating lease liabilities	2,122	2,232
Noncontrolling interests	415	363
Employee interests in consolidated funds	17	19
Accrued expenses and other	10,225	10,438
Total	$21,501	$23,803

Goldman Sachs June 2024 Form 10-Q	62

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
The table below presents information about operating lease liabilities.

$ in millions	Operating lease liabilities
As of June 2024
Remainder of 2024	$160
2025	326
2026	292
2027	259
2028	235
2029 - thereafter	1,471
Total undiscounted lease payments	2,743
Imputed interest	(621)
Total operating lease liabilities	$2,122

Weighted average remaining lease term	12 years
Weighted average discount rate	4.17%
As of December 2023
2024	$325
2025	325
2026	288
2027	256
2028	231
2029 - thereafter	1,462
Total undiscounted lease payments	2,887
Imputed interest	(655)
Total operating lease liabilities	$2,232

Weighted average remaining lease term	12 years
Weighted average discount rate	4.13%
In the table above, the weighted average discount rate represents the firm’s incremental borrowing rate as of January 2019 for operating leases existing on the date of adoption of ASU No. 2016-02, “Leases (Topic 842),” and at the lease inception date for leases entered into subsequent to the adoption of this ASU.
Operating lease costs were $119 million for the three months ended June 2024, $119 million for the three months ended June 2023, $242 million for the six months ended June 2024 and $238 million for the six months ended June 2023. Variable lease costs, which are included in operating lease costs, were not material for each of the three and six months ended June 2024 and June 2023. Total occupancy expenses for space held in excess of the firm’s current requirements were not material for each of the three and six months ended June 2024 and June 2023.
Lease payments relating to operating lease arrangements that were signed but had not yet commenced were $1.14 billion as of June 2024.

Accrued Expenses and Other
Accrued expenses and other included:
•Liabilities classified as held for sale were not material as of June 2024 and were approximately $257 million as of December 2023, substantially all of which related to GreenSky within Platform Solutions and consisted primarily of customer and other payables. See Note 12 for further information about assets held for sale.
•Contract liabilities, which represent consideration received by the firm in connection with its contracts with clients prior to providing the service, were $98 million as of June 2024 and $76 million as of December 2023.
•Accrued unfunded commitments related to investments in qualified affordable housing projects were $2.01 billion as of June 2024 and $2.26 billion as of December 2023. See Note 17 for further information about these investments.
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

63	Goldman Sachs June 2024 Form 10-Q

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

	Three Months Ended June		Six Months Ended June
$ in millions	2024	2023	2024	2023
Residential mortgages	$8,198	$11,460	$13,732	$18,957
Commercial mortgages	3,836	794	3,994	1,397
Other financial assets	221	532	221	996
Total financial assets securitized	$12,255	$12,786	$17,947	$21,350
Retained interests cash flows	$116	$124	$302	$234
The firm securitized assets of $93 million during the three months ended June 2024, $66 million during the three months ended June 2023, $130 million during the six months ended June 2024 and $110 million during the six months ended June 2023, in a non-cash exchange for loans and investments.
The table below presents information about nonconsolidated securitization entities to which the firm sold assets and had continuing involvement as of the end of the period.

$ in millions	Outstanding Principal Amount	Retained Interests	Purchased Interests
As of June 2024
U.S. government agency-issued CMOs	$28,160	$2,414	$–
Other residential mortgage-backed	29,729	1,217	56
Other commercial mortgage-backed	61,757	1,080	80
Corporate debt and other asset-backed	10,859	568	51
Total	$130,505	$5,279	$187
As of December 2023
U.S. government agency-issued CMOs	$31,140	$2,260	$–
Other residential mortgage-backed	28,767	1,162	78
Other commercial mortgage-backed	61,648	1,192	61
Corporate debt and other asset-backed	12,501	685	56
Total	$134,056	$5,299	$195

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
•The fair value of retained interests was $5.18 billion as of June 2024 and $5.26 billion as of December 2023.
In addition to the interests in the table above, the firm had other continuing involvement in the form of derivative transactions and commitments with certain nonconsolidated VIEs. The carrying value of these derivatives and commitments was a net asset of $462 million as of June 2024 and $120 million as of December 2023, and the notional amount of these derivatives and commitments was $2.43 billion as of June 2024 and $1.95 billion as of December 2023. The notional amounts of these derivatives and commitments are included in maximum exposure to loss in the nonconsolidated VIE table in Note 17. Additionally, the firm provided seller financing of approximately $1.50 billion in connection with the sale of $3.69 billion of GreenSky loans during the six months ended June 2024 and of approximately $2.6 billion in connection with the sale of $3.24 billion of Marcus loans during the six months ended June 2023. The principal and interest repayments received from these financings were $306 million for the three months ended June 2024 and $687 million for the six months ended June 2024 and were not material for both the three and six months ended June 2023. The total outstanding principal amount of these seller financings were $2.73 billion as of June 2024 and $1.81 billion as of December 2023.

Goldman Sachs June 2024 Form 10-Q	64

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
The table below presents information about the weighted average key economic assumptions used in measuring the fair value of mortgage-backed retained interests.

	As of
	June	December
$ in millions	2024	2023
Fair value of retained interests	$4,638	$4,590
Weighted average life (years)	5.4	5.7
Constant prepayment rate	12.6%	12.2%
Impact of 10% adverse change	$(37)	$(50)
Impact of 20% adverse change	$(69)	$(94)
Discount rate	7.8%	7.6%
Impact of 10% adverse change	$(127)	$(117)
Impact of 20% adverse change	$(246)	$(226)
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
The firm has other retained interests not reflected in the table above with a fair value of $545 million and a weighted average life of 5.3 years as of June 2024, and a fair value of $674 million and a weighted average life of 5.0 years as of December 2023. Due to the nature and fair value of certain of these retained interests, the weighted average assumptions for constant prepayment and discount rates and the related sensitivity to adverse changes are not meaningful as of both June 2024 and December 2023. The firm’s maximum exposure to adverse changes in the value of these interests is the carrying value of $568 million as of June 2024 and $685 million as of December 2023.

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

65	Goldman Sachs June 2024 Form 10-Q

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
Nonconsolidated VIEs
The table below presents a summary of the nonconsolidated VIEs in which the firm holds variable interests.

	As of
	June	December
$ in millions	2024	2023
Total nonconsolidated VIEs
Assets in VIEs	$195,112	$193,934
Carrying value of variable interests — assets	$15,755	$15,478
Carrying value of variable interests — liabilities	$2,482	$2,750
Maximum exposure to loss:
Retained interests	$5,279	$5,299
Purchased interests	1,135	902
Commitments and guarantees	4,237	4,159
Derivatives	8,917	8,636
Debt and equity	6,594	6,927
Total	$26,162	$25,923
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

Goldman Sachs June 2024 Form 10-Q	66

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
The table below presents information, by principal business activity, for nonconsolidated VIEs included in the summary table above.

	As of
	June	December
$ in millions	2024	2023
Mortgage-backed
Assets in VIEs	$120,640	$123,108
Carrying value of variable interests — assets	$4,950	$4,867
Maximum exposure to loss:
Retained interests	$4,711	$4,614
Purchased interests	239	253
Commitments and guarantees	32	35
Derivatives	1	2
Total	$4,983	$4,904

Real estate, credit- and power-related, tax credit and other investing
Assets in VIEs	$46,201	$43,035
Carrying value of variable interests — assets	$6,415	$6,625
Carrying value of variable interests — liabilities	$2,019	$2,220
Maximum exposure to loss:
Commitments and guarantees	$3,618	$3,891
Debt and equity	4,405	4,733
Total	$8,023	$8,624

Corporate debt and other asset-backed
Assets in VIEs	$23,285	$23,188
Carrying value of variable interests — assets	$4,294	$3,895
Carrying value of variable interests — liabilities	$463	$530
Maximum exposure to loss:
Retained interests	$568	$685
Purchased interests	896	649
Commitments and guarantees	587	231
Derivatives	8,916	8,634
Debt and equity	2,093	2,103
Total	$13,060	$12,302

Investments in funds
Assets in VIEs	$4,986	$4,603
Carrying value of variable interests — assets	$96	$91
Maximum exposure to loss:
Commitments and guarantees	$–	$2
Debt and equity	96	91
Total	$96	$93
As of both June 2024 and December 2023, the carrying values of the firm’s variable interests in nonconsolidated VIEs are included in the consolidated balance sheets as follows:
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
The table below presents information about investments (included in miscellaneous receivables and other within other assets in the consolidated balance sheets) in qualified affordable housing projects that met the criteria of the proportional amortization method of accounting.

	As of
	June	December
$ in millions	2024	2023
Carrying value of investments	$3,090	$3,394
In the table above, investments included $2.01 billion as of June 2024 and $2.26 billion as of December 2023 of accrued unfunded commitments. As of June 2024, a majority of such accrued unfunded commitments were expected to be funded by year-end 2026.
The table below presents information about the amortization and income tax credits and other income tax benefits related to investments in qualified affordable housing projects that met the criteria of the proportional amortization method of accounting.

	Three Months Ended June		Six Months Ended June
$ in millions	2024	2023	2024	2023
Amortization	$95	$79	$219	$142
Tax credits and other benefits	$114	$89	$265	$155
Investments in qualified affordable housing projects that did not meet the criteria for the proportional amortization method of accounting were not material as of both June 2024 and December 2023.

67	Goldman Sachs June 2024 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
The firm’s investments in renewable energy projects that receive production tax credits were not eligible for transition to the proportional amortization method of accounting. Such investments were $1.48 billion as of June 2024 and $1.40 billion as of December 2023, were included in investments in the consolidated balance sheets and were accounted for at fair value under the fair value option.
Consolidated VIEs
The table below presents a summary of the carrying value and balance sheet classification of assets and liabilities in consolidated VIEs.

	As of
	June	December
$ in millions	2024	2023
Total consolidated VIEs
Assets
Cash and cash equivalents	$631	$439
Customer and other receivables	336	347
Trading assets	147	95
Investments	190	80
Loans	145	267
Other assets	91	248
Total	$1,540	$1,476

Liabilities
Other secured financings	$647	$850
Customer and other payables	10	2
Unsecured short-term borrowings	5	14
Unsecured long-term borrowings	15	17
Other liabilities	168	91
Total	$845	$974
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
•Substantially all assets can only be used to settle obligations of the VIE.

The table below presents information, by principal business activity, for consolidated VIEs included in the summary table above.

	As of
	June	December
$ in millions	2024	2023
Real estate, credit-related and other investing
Assets
Cash and cash equivalents	$430	$417
Customer and other receivables	1	–
Trading assets	23	28
Investments	190	80
Loans	145	267
Other assets	91	248
Total	$880	$1,040

Liabilities
Other secured financings	$4	$143
Customer and other payables	10	2
Other liabilities	168	91
Total	$182	$236

Corporate debt and other asset-backed
Assets
Cash and cash equivalents	$201	$22
Total	$201	$22

Liabilities
Other secured financings	$326	$374
Total	$326	$374

Principal-protected notes
Assets
Customer and other receivables	$335	$347
Trading assets	124	67
Total	$459	$414

Liabilities
Other secured financings	$317	$333
Unsecured short-term borrowings	5	14
Unsecured long-term borrowings	15	17
Total	$337	$364
In the table above, creditors and beneficial interest holders of real estate, credit-related and other investing VIEs do not have recourse to the general credit of the firm.

Goldman Sachs June 2024 Form 10-Q	68

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Note 18.
Commitments, Contingencies and Guarantees
Commitments
The table below presents commitments by type.

	As of
	June	December
$ in millions	2024	2023
Commitment Type
Commercial lending:
Investment-grade	$115,804	$111,202
Non-investment-grade	63,071	54,298
Warehouse financing	12,190	9,184
Consumer	75,306	73,074
Total lending	266,371	247,758
Risk participations	7,450	8,167
Collateralized agreement	100,363	100,503
Collateralized financing	49,784	84,276
Investment	4,755	4,592
Other	7,516	8,258
Total commitments	$436,239	$453,554
The table below presents commitments by expiration.

	As of June 2024
	Remainder	2025 -	2027 -	2029 -
$ in millions	of 2024	2026	2028	Thereafter
Commitment Type
Commercial lending:
Investment-grade	$7,915	$38,079	$47,987	$21,823
Non-investment-grade	2,223	19,559	25,019	16,270
Warehouse financing	588	6,006	4,508	1,088
Consumer	75,306	–	–	–
Total lending	86,032	63,644	77,514	39,181
Risk participations	1,359	3,007	2,891	193
Collateralized agreement	96,317	4,046	–	–
Collateralized financing	49,784	–	–	–
Investment	988	780	986	2,001
Other	6,541	770	40	165
Total commitments	$241,021	$72,247	$81,431	$41,540
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

The table below presents information about lending commitments.

	As of
	June	December
$ in millions	2024	2023
Held for investment	$245,418	$227,865
Held for sale	19,905	19,129
At fair value	1,048	764
Total	$266,371	$247,758
In the table above:
•Held for investment lending commitments are accounted for at amortized cost. The carrying value of lending commitments was a liability of $874 million (including allowance for credit losses of $652 million) as of June 2024 and $845 million (including allowance for credit losses of $620 million) as of December 2023. The estimated fair value of such lending commitments was a liability of $5.30 billion as of June 2024 and $5.29 billion as of December 2023. Had these lending commitments been carried at fair value and included in the fair value hierarchy, $3.03 billion as of June 2024 and $3.10 billion as of December 2023 would have been classified in level 2, and $2.27 billion as of June 2024 and $2.19 billion as of December 2023 would have been classified in level 3.
•Held for sale lending commitments are accounted for at the lower of cost or fair value. The carrying value of lending commitments held for sale was a liability of $55 million as of June 2024 and $70 million as of December 2023. The estimated fair value of such lending commitments approximates the carrying value. Had these lending commitments been included in the fair value hierarchy, they would have been primarily classified in level 3 as of both June 2024 and December 2023.
•Gains or losses related to lending commitments at fair value, if any, are generally recorded net of any fees in other principal transactions.

69	Goldman Sachs June 2024 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Commercial Lending. The firm’s commercial lending commitments were primarily extended to investment-grade corporate borrowers. Such commitments primarily included $144.28 billion as of June 2024 and $137.11 billion as of December 2023, related to relationship lending activities (principally used for operating and general corporate purposes), and $9.06 billion as of June 2024 and $4.21 billion as of December 2023, related to other investment banking activities (generally extended for contingent acquisition financing and are often intended to be short-term in nature, as borrowers often seek to replace them with other funding sources). The firm also extends lending commitments in connection with other types of corporate lending, commercial real estate financing and other collateralized lending. See Note 9 for further information about funded loans.
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
Consumer. The firm’s consumer lending commitments includes:
•Credit card lines issued by the firm to consumers were $75.31 billion as of June 2024 and $70.82 billion as of December 2023. Such credit card lines included $14.36 billion as of June 2024 and $14.35 billion as of December 2023 of commitments classified as held for sale in connection with the planned sale of the GM co-branded credit card portfolio. These credit card lines are cancellable by the firm.
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
Investment Commitments
Investment commitments includes commitments to invest in private equity, real estate and other assets directly and through funds that the firm raises and manages. Investment commitments included $1.04 billion as of June 2024 and $963 million as of December 2023, related to commitments to invest in funds managed by the firm. If these commitments are called, they would be funded at market value on the date of investment.
Contingencies
Legal Proceedings. See Note 27 for information about legal proceedings.

Goldman Sachs June 2024 Form 10-Q	70

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Guarantees
The table below presents derivatives that meet the definition of a guarantee, securities lending and clearing guarantees and certain other financial guarantees.

$ in millions	Derivatives	Securities lending and clearing	Other financial guarantees
As of June 2024
Carrying Value of Net Liability	$4,562	$–	$437
Maximum Payout/Notional Amount by Period of Expiration
Remainder of 2024	$112,368	$28,821	$632
2025 - 2026	166,985	–	3,538
2027 - 2028	26,595	–	2,824
2029 - thereafter	38,523	–	711
Total	$344,471	$28,821	$7,705
As of December 2023
Carrying Value of Net Liability	$5,240	$–	$430
Maximum Payout/Notional Amount by Period of Expiration
2024	$177,895	$28,787	$2,325
2025 - 2026	98,843	–	3,108
2027 - 2028	19,282	–	2,109
2029 - thereafter	29,030	–	231
Total	$325,050	$28,787	$7,773
In the table above:
•The maximum payout is based on the notional amount of the contract and does not represent anticipated losses.
•Amounts exclude certain commitments to issue standby letters of credit that are included in lending commitments. See the tables in “Commitments” above for a summary of the firm’s commitments.
•The carrying value for derivatives included derivative assets of $365 million as of June 2024 and $359 million as of December 2023, and derivative liabilities of $4.93 billion as of June 2024 and $5.60 billion as of December 2023.

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
As an agency lender, the firm indemnifies most of its securities lending customers against losses incurred in the event that borrowers do not return securities and the collateral held is insufficient to cover the market value of the securities borrowed. The maximum payout of such indemnifications was $9.94 billion as of June 2024 and $14.19 billion as of December 2023. Collateral held by the lenders in connection with securities lending indemnifications was $10.30 billion as of June 2024 and $14.63 billion as of December 2023. Because the contractual nature of these arrangements requires the firm to obtain collateral with a market value that exceeds the value of the securities lent to the borrower, there is minimal performance risk associated with these indemnifications.

71	Goldman Sachs June 2024 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
As a sponsoring member of the Government Securities Division of the Fixed Income Clearing Corporation, the firm guarantees the performance of its sponsored member clients to the Fixed Income Clearing Corporation in connection with certain resale and repurchase agreements. To minimize potential losses on such guarantees, the firm obtains a security interest in the collateral that the sponsored client placed with the Fixed Income Clearing Corporation. Therefore, the risk of loss on such guarantees is minimal. The maximum payout on this guarantee was $18.88 billion as of June 2024 and $14.60 billion as of December 2023. The related collateral held was $18.83 billion as of June 2024 and $14.69 billion as of December 2023.
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
On October 11, 2023, the firm filed a demand for arbitration alleging that the Government of Malaysia had, as of August 2022, recovered assets and proceeds well in excess of $500 million; it had recovered substantial additional assets and proceeds that should be credited against the guarantee; and it had not used all reasonable efforts to recover other assets and proceeds that could be credited against the guarantee. On November 8, 2023, the Government of Malaysia filed a response to the firm’s demand for arbitration and on June 10, 2024, filed an application for a partial award to immediately enforce the interim payment (plus interest). On July 24, 2024, the arbitral tribunal rejected that application. Final determinations on all remaining issues, including any subsequent enforcement of the interim payment, are to be made at a (currently unscheduled) final hearing. The arbitral process is ongoing. See Note 27 for further information about matters related to 1MDB.
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

Goldman Sachs June 2024 Form 10-Q	72

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
The firm is unable to develop an estimate of the maximum payout under these guarantees and indemnifications as this depends upon the occurrence of future events, including an assessment of claims that have not yet occurred. However, management believes that it is unlikely the firm will have to make any material payments under these arrangements, and no material liabilities related to these guarantees and indemnifications have been recognized in the consolidated balance sheets as of both June 2024 and December 2023.
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
In addition, the firm may provide indemnifications to some counterparties to protect them in the event additional taxes are owed or payments are withheld, due either to a change in or an adverse application of certain non-U.S. tax laws. These indemnifications, as well as indemnifications provided by the firm on other contractual or other obligations, generally are standard contractual terms and are entered into in the ordinary course of business. Generally, there are no stated or notional amounts included in these indemnifications, and the contingencies triggering the obligation to indemnify are not expected to occur. Future changes in tax laws and how such laws would apply to these indemnifications cannot be determined. Therefore, the firm is unable to develop an estimate of the maximum payout under these guarantees and indemnifications. However, management believes that it is unlikely the firm will have to make any material payments under these arrangements, and no material liabilities related to these arrangements have been recognized in the consolidated balance sheets as of both June 2024 and December 2023.
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

Note 19.
Shareholders’ Equity
Common Equity
As of both June 2024 and December 2023, the firm had 4.00 billion authorized shares of common stock and 200 million authorized shares of nonvoting common stock, each with a par value of $0.01 per share.
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
The table below presents information about common stock repurchases.

	Three Months Ended June		Six Months Ended June
in millions, except per share amounts	2024	2023	2024	2023
Common share repurchases	8.0	2.2	11.9	9.3
Average cost per share	$437.57	$335.03	$420.19	$353.83
Total cost of common share repurchases	$3,500	$750	$5,000	$3,296
Pursuant to the terms of certain share-based compensation plans, employees may remit shares to the firm or the firm may cancel share-based awards to satisfy statutory employee tax withholding requirements. Under these plans, during the six months ended June 2024, 1,024 shares were remitted with a total value of $0.4 million and the firm cancelled 3.4 million share-based awards with a total value of $1.33 billion.
The table below presents common stock dividends declared.

	Three Months Ended June		Six Months Ended June
	2024	2023	2024	2023
Dividends declared per common share	$2.75	$2.50	$5.50	$5.00
On July 12, 2024, the Board of Directors of Group Inc. approved an increase in the quarterly common stock dividend from $2.75 to $3.00 per common share. The dividend will be paid on September 27, 2024 to common shareholders of record on August 30, 2024.

73	Goldman Sachs June 2024 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Preferred Equity
The tables below present information about the perpetual preferred stock issued and outstanding as of June 2024.

Series	Shares Authorized	Shares Issued	Shares Outstanding	Depositary Shares Per Share
A	50,000	30,000	29,999	1,000
C	25,000	8,000	8,000	1,000
D	60,000	54,000	53,999	1,000
E	17,500	7,667	7,667	N.A.
F	5,000	1,615	1,615	N.A.
O	26,000	26,000	26,000	25
P	66,000	60,000	60,000	25
Q	20,000	20,000	20,000	25
R	24,000	24,000	24,000	25
S	14,000	14,000	14,000	25
T	27,000	27,000	27,000	25
U	30,000	30,000	30,000	25
V	30,000	30,000	30,000	25
W	60,000	60,000	60,000	25
X	90,000	90,000	90,000	25
Total	544,500	482,282	482,280

Series	Earliest Redemption Date	Liquidation Preference	Redemption Value ($ in millions)
A	Currently redeemable	$25,000	$750
C	Currently redeemable	$25,000	200
D	Currently redeemable	$25,000	1,350
E	Currently redeemable	$100,000	767
F	Currently redeemable	$100,000	161
O	November 10, 2026	$25,000	650
P	Currently redeemable	$25,000	1,500
Q	August 10, 2024	$25,000	500
R	February 10, 2025	$25,000	600
S	February 10, 2025	$25,000	350
T	May 10, 2026	$25,000	675
U	August 10, 2026	$25,000	750
V	November 10, 2026	$25,000	750
W	February 10, 2029	$25,000	1,500
X	May 10, 2029	$25,000	2,250
Total			$12,753
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
•In April 2024, the firm issued 90,000 shares of Series X 7.50% Fixed-Rate Reset Non-Cumulative Preferred Stock (Series X Preferred Stock).

•The redemption price per share for Series A through F and Series Q through X Preferred Stock is the liquidation preference plus declared and unpaid dividends. The redemption price per share for Series O and P Preferred Stock is the liquidation preference plus accrued and unpaid dividends.
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
In the second quarter of 2024, the firm redeemed all outstanding shares of its Series K 6.375% Fixed-to-Floating Rate Non-Cumulative Preferred Stock (Series K Preferred Stock) with a redemption value of $700 million ($25,000 per share), plus accrued and unpaid dividends. The difference between the redemption value and net carrying value was $16 million, which was recorded as an addition to preferred stock dividends in the second quarter of 2024.
The preferred stock issuance costs in the consolidated statements of shareholders’ equity reflects reclassifications of issuance costs to retained earnings on redemptions, net of issuance costs relating to new issuances.

Goldman Sachs June 2024 Form 10-Q	74

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
The table below presents the dividend rates of perpetual preferred stock as of June 2024.

Series	Per Annum Dividend Rate
A	3 month term SOFR + 1.01161%, with floor of 3.75%, payable quarterly
C	3 month term SOFR + 1.01161%, with floor of 4.00%, payable quarterly
D	3 month term SOFR + 0.93161%, with floor of 4.00%, payable quarterly
E	3 month term SOFR + 1.02911%, with floor of 4.00%, payable quarterly
F	3 month term SOFR + 1.03161%, with floor of 4.00%, payable quarterly
O	5.30%, payable semi-annually, from issuance date to, but excluding, November 10, 2026; 3 month term SOFR + 4.09561%, payable quarterly, thereafter
P	3 month term SOFR + 3.13561%, payable quarterly
Q	5.50%, payable semi-annually, from issuance date to, but excluding, August 10, 2024; 5 year treasury rate + 3.623%, payable semi-annually, thereafter
R	4.95%, payable semi-annually, from issuance date to, but excluding, February 10, 2025; 5 year treasury rate + 3.224%, payable semi-annually, thereafter
S	4.40%, payable semi-annually, from issuance date to, but excluding, February 10, 2025; 5 year treasury rate + 2.85%, payable semi-annually thereafter
T	3.80%, payable semi-annually, from issuance date to, but excluding, May 10, 2026; 5 year treasury rate + 2.969%, payable semi-annually, thereafter
U	3.65%, payable semi-annually, from issuance date to, but excluding, August 10, 2026; 5 year treasury rate + 2.915%, payable semi-annually, thereafter
V	4.125%, payable semi-annually, from issuance date to, but excluding, November 10, 2026; 5 year treasury rate + 2.949%, payable semi-annually, thereafter
W	7.50%, payable semi-annually, from issuance date to, but excluding, February 10, 2029; 5 year treasury rate + 3.156%, payable semi-annually, thereafter
X	7.50%, payable semi-annually, from issuance date to, but excluding, May 10, 2029; 5 year treasury rate + 2.809%, payable semi-annually, thereafter
In the table above, dividends on each series of preferred stock are payable in arrears for the periods specified.

The table below presents preferred stock dividends declared.

	2024		2023
Series	per share	$ in millions	per share	$ in millions
Three Months Ended June
A	$385.79	$12	$346.69	$10
C	$385.79	3	$346.69	3
D	$380.90	21	$341.74	19
E	$1,663.37	13	$1,464.32	11
F	$1,664.02	2	$1,464.95	3
J	$–	–	$343.75	14
K	$398.44	9	$398.44	11
O	$662.50	17	$662.50	17
P	$515.59	31	$477.96	29
T	$475.00	13	$475.00	13
V	$515.63	15	$515.63	15
Total		$136		$145
Six Months Ended June
A	$802.31	$24	$687.98	$20
C	$802.31	6	$687.98	6
D	$792.20	43	$677.92	37
E	$3,282.72	25	$2,846.34	21
F	$3,284.00	5	$2,847.59	5
J	$–	–	$687.50	28
K	$796.88	20	$796.88	22
O	$662.50	17	$662.50	17
P	$1,070.76	64	$954.95	57
Q	$687.50	14	$687.50	14
R	$618.75	15	$618.75	15
S	$550.00	8	$550.00	8
T	$475.00	13	$475.00	13
U	$456.25	14	$456.25	14
V	$515.63	15	$515.63	15
W	$895.83	54	$–	–
Total		$337		$292
On July 8, 2024, Group Inc. declared dividends of $413.68 per share of Series A Preferred Stock, $413.68 per share of Series C Preferred Stock, $408.45 per share of Series D Preferred Stock, $552.33 per share of Series P Preferred Stock, $687.50 per share of Series Q Preferred Stock, $618.75 per share of Series R Preferred Stock, $550.00 per share of Series S Preferred Stock, $456.25 per share of Series U Preferred Stock and $937.50 per share of Series W Preferred Stock that will be paid on August 12, 2024 to preferred shareholders of record on July 28, 2024. In addition, the firm declared dividends of $1,629.22 per share of Series E Preferred Stock and $1,629.85 per share of Series F Preferred Stock that will be paid on September 3, 2024 to preferred shareholders of record on August 19, 2024.

75	Goldman Sachs June 2024 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Accumulated Other Comprehensive Income/(Loss)
The table below presents changes in accumulated other comprehensive income/(loss), net of tax, by type.

$ in millions	Beginning balance	Other comprehensive income/(loss) adjustments, net of tax	Ending balance
Three Months Ended June 2024
Currency translation	$(821)	$(4)	$(825)
Debt valuation adjustment	(679)	268	(411)
Pension and postretirement liabilities	(559)	6	(553)
Available-for-sale securities	(1,258)	147	(1,111)
Total	$(3,317)	$417	$(2,900)
Three Months Ended June 2023
Currency translation	$(816)	$(12)	$(828)
Debt valuation adjustment	891	(610)	281
Pension and postretirement liabilities	(485)	10	(475)
Available-for-sale securities	(2,191)	(24)	(2,215)
Total	$(2,601)	$(636)	$(3,237)
Six Months Ended June 2024
Currency translation	$(847)	$22	$(825)
Debt valuation adjustment	(123)	(288)	(411)
Pension and postretirement liabilities	(575)	22	(553)
Available-for-sale securities	(1,373)	262	(1,111)
Total	$(2,918)	$18	$(2,900)
Six Months Ended June 2023
Currency translation	$(785)	$(43)	$(828)
Debt valuation adjustment	892	(611)	281
Pension and postretirement liabilities	(499)	24	(475)
Available-for-sale securities	(2,618)	403	(2,215)
Total	$(3,010)	$(227)	$(3,237)

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

Goldman Sachs June 2024 Form 10-Q	76

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Consolidated Regulatory Capital Requirements
Risk-Based Capital Ratios. The table below presents the risk-based capital requirements.

	Standardized	Advanced
As of June 2024
CET1 capital ratio	13.0%	10.0%
Tier 1 capital ratio	14.5%	11.5%
Total capital ratio	16.5%	13.5%
As of December 2023
CET1 capital ratio	13.0%	10.0%
Tier 1 capital ratio	14.5%	11.5%
Total capital ratio	16.5%	13.5%
In the table above:
•Under both the Standardized and Advanced Capital Rules, the CET1 capital ratio requirement includes a minimum of 4.5%, the Tier 1 capital ratio requirement includes a minimum of 6.0% and the Total capital ratio requirement includes a minimum of 8.0%. These requirements also include the capital conservation buffer requirements, consisting of the G-SIB surcharge (Method 2) of 3.0% and the countercyclical capital buffer, which the FRB has set to zero percent. In addition, the capital conservation buffer requirements include the stress capital buffer (SCB) of 5.5% under the Standardized Capital Rules and a buffer of 2.5% under the Advanced Capital Rules.
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
Based on the firm's 2024 Comprehensive Capital Analysis and Review submission, the FRB has preliminarily set the firm's SCB to 6.4% for the period from October 1, 2024 through September 30, 2025, which will increase the firm's Standardized requirements to 13.9% for the CET1 capital ratio, 15.4% for the Tier 1 capital ratio and 17.4% for the Total capital ratio. The FRB has until August 31, 2024 to finalize the SCB.

The table below presents information about risk-based capital ratios.

$ in millions	Standardized	Advanced
As of June 2024
CET1 capital	$100,847	$100,847
Tier 1 capital	$113,263	$113,263
Tier 2 capital	$14,716	$10,835
Total capital	$127,979	$124,098
RWAs	$677,054	$633,353

CET1 capital ratio	14.9%	15.9%
Tier 1 capital ratio	16.7%	17.9%
Total capital ratio	18.9%	19.6%
As of December 2023
CET1 capital	$99,442	$99,442
Tier 1 capital	$110,288	$110,288
Tier 2 capital	$14,874	$10,684
Total capital	$125,162	$120,972
RWAs	$692,737	$665,348

CET1 capital ratio	14.4%	14.9%
Tier 1 capital ratio	15.9%	16.6%
Total capital ratio	18.1%	18.2%
Leverage Ratios. The table below presents the leverage requirements.

	As of
	June	December
	2024	2023
Tier 1 leverage ratio	4.0%	4.0%
SLR	5.0%	5.0%
In the table above, the SLR requirement of 5% includes a minimum of 3% and a 2% buffer applicable to G-SIBs.
The table below presents information about leverage ratios.

	For the Three Months
	Ended or as of
	June	December
$ in millions	2024	2023
Tier 1 capital	$113,263	$110,288

Average total assets	$1,670,606	$1,579,237
Deductions from Tier 1 capital	(6,789)	(7,167)
Average adjusted total assets	1,663,817	1,572,070
Off-balance sheet and other exposures	414,928	423,686
Total leverage exposure	$2,078,745	$1,995,756

Tier 1 leverage ratio	6.8%	7.0%
SLR	5.4%	5.5%
In the table above:
•Average total assets represents the average daily assets for the quarter adjusted for the impact of Current Expected Credit Losses (CECL) transition.
•Off-balance sheet and other exposures primarily includes the monthly average of off-balance sheet exposures, consisting of derivatives, securities financing transactions, commitments and guarantees.
•Tier 1 leverage ratio is calculated as Tier 1 capital divided by average adjusted total assets.

77	Goldman Sachs June 2024 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
•SLR is calculated as Tier 1 capital divided by total leverage exposure.
Risk-Based Capital. The table below presents information about risk-based capital.

	As of
	June	December
$ in millions	2024	2023
Common shareholders’ equity	$106,710	$105,702
Impact of CECL transition	276	553
Deduction for goodwill	(5,200)	(5,224)
Deduction for identifiable intangible assets	(778)	(950)
Other adjustments	(161)	(639)
CET1 capital	100,847	99,442
Preferred stock	12,753	11,203
Deduction for investments in covered funds	(335)	(354)
Other adjustments	(2)	(3)
Tier 1 capital	$113,263	$110,288

Standardized Tier 2 and Total capital
Tier 1 capital	$113,263	$110,288
Qualifying subordinated debt	9,594	9,886
Allowance for credit losses	5,131	5,012
Other adjustments	(9)	(24)
Standardized Tier 2 capital	14,716	14,874
Standardized Total capital	$127,979	$125,162

Advanced Tier 2 and Total capital
Tier 1 capital	$113,263	$110,288
Standardized Tier 2 capital	14,716	14,874
Allowance for credit losses	(5,131)	(5,012)
Other adjustments	1,250	822
Advanced Tier 2 capital	10,835	10,684
Advanced Total capital	$124,098	$120,972
In the table above:
•Beginning in January 2022, the firm started to phase in the estimated reduction to regulatory capital as a result of adopting the CECL model. The total amount of reduction to be phased in from January 1, 2022 through January 1, 2025 (at 25% per year) was $1.11 billion, of which $829 million had been phased in as of June 2024. The total amount to be phased in includes the impact of adopting CECL as of January 1, 2020, as well as 25% of the increase in the allowance for credit losses from January 1, 2020 through December 31, 2021. The impact of CECL transition reflects the remaining amount of reduction to be phased in as of both June 2024 and December 2023.
•Deduction for goodwill was net of deferred tax liabilities of $693 million as of June 2024 and $692 million as of December 2023.
•Deduction for identifiable intangible assets was net of deferred tax liabilities of $214 million as of June 2024 and $227 million as of December 2023.
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
The table below presents changes in CET1 capital, Tier 1 capital and Tier 2 capital.

$ in millions	Standardized	Advanced
Six Months Ended June 2024
CET1 capital
Beginning balance	$99,442	$99,442
Change in:
Common shareholders’ equity	1,008	1,008
Impact of CECL transition	(277)	(277)
Deduction for goodwill	24	24
Deduction for identifiable intangible assets	172	172
Other adjustments	478	478
Ending balance	$100,847	$100,847

Tier 1 capital
Beginning balance	$110,288	$110,288
Change in:
CET1 capital	1,405	1,405
Preferred stock	1,550	1,550
Deduction for investments in covered funds	19	19
Other adjustments	1	1
Ending balance	113,263	113,263
Tier 2 capital
Beginning balance	14,874	10,684
Change in:
Qualifying subordinated debt	(292)	(292)
Allowance for credit losses	119	–
Other adjustments	15	443
Ending balance	14,716	10,835
Total capital	$127,979	$124,098

Goldman Sachs June 2024 Form 10-Q	78

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
The firm’s positional losses observed on a single day did not exceed its 99% one-day regulatory VaR during the six months ended June 2024 and exceeded its 99% one-day regulatory VaR on one occasion during 2023. There was no change in the firm’s VaR multiplier used to calculate Market RWAs;
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

79	Goldman Sachs June 2024 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Operational Risk
Operational RWAs are only required to be included under the Advanced Capital Rules. The firm utilizes an internal risk-based model to quantify Operational RWAs.
The table below presents information about RWAs.

$ in millions	Standardized	Advanced
As of June 2024
Credit RWAs
Derivatives	$144,748	$89,948
Commitments, guarantees and loans	236,694	182,409
Securities financing transactions	110,001	24,261
Equity investments	31,464	33,484
Other	73,350	96,354
Total Credit RWAs	596,257	426,456
Market RWAs
Regulatory VaR	15,445	15,445
Stressed VaR	38,744	38,744
Incremental risk	5,867	5,867
Comprehensive risk	2,068	2,068
Specific risk	18,673	18,673
Total Market RWAs	80,797	80,797
Total Operational RWAs	–	126,100
Total RWAs	$677,054	$633,353
As of December 2023
Credit RWAs
Derivatives	$146,357	$96,322
Commitments, guarantees and loans	243,094	194,236
Securities financing transactions	103,704	23,637
Equity investments	34,223	36,920
Other	76,481	96,755
Total Credit RWAs	603,859	447,870
Market RWAs
Regulatory VaR	16,457	16,457
Stressed VaR	48,496	48,496
Incremental risk	5,032	5,032
Comprehensive risk	2,718	2,718
Specific risk	16,175	16,175
Total Market RWAs	88,878	88,878
Total Operational RWAs	–	128,600
Total RWAs	$692,737	$665,348
In the table above:
•Securities financing transactions represents resale and repurchase agreements and securities borrowed and loaned transactions.
•Other includes receivables, certain debt securities, cash and cash equivalents, and other assets.
The table below presents changes in RWAs.

$ in millions	Standardized	Advanced
Six Months Ended June 2024
RWAs
Beginning balance	$692,737	$665,348
Credit RWAs
Change in:
Derivatives	(1,609)	(6,374)
Commitments, guarantees and loans	(6,400)	(11,827)
Securities financing transactions	6,297	624
Equity investments	(2,759)	(3,436)
Other	(3,131)	(401)
Change in Credit RWAs	(7,602)	(21,414)
Market RWAs
Change in:
Regulatory VaR	(1,012)	(1,012)
Stressed VaR	(9,752)	(9,752)
Incremental risk	835	835
Comprehensive risk	(650)	(650)
Specific risk	2,498	2,498
Change in Market RWAs	(8,081)	(8,081)
Change in Operational RWAs	–	(2,500)
Ending balance	$677,054	$633,353
RWAs Rollforward Commentary
Six Months Ended June 2024. Standardized Credit RWAs as of June 2024 decreased by $7.60 billion compared with December 2023, primarily reflecting a decrease in commitments, guarantees and loans (principally due to reduced lending exposures), a decrease in other credit RWAs (principally due to decreases in other assets and customer and other receivables) and a decrease in equity investments (principally due to reduced exposures). These decreases were partially offset by an increase in securities financing transactions (principally due to increased funding exposures). Standardized Market RWAs as of June 2024 decreased by $8.08 billion compared with December 2023, reflecting a decrease in stressed VaR (principally due to lower levels of market volatility).
Advanced Credit RWAs as of June 2024 decreased by $21.41 billion compared with December 2023, primarily reflecting a decrease in commitments, guarantees and loans (principally due to reduced lending exposures), a decrease in derivatives (principally due to reduced counterparty credit risk) and a decrease in equity investments (principally due to reduced exposures). Advanced Market RWAs as of June 2024 decreased by $8.08 billion compared with December 2023, reflecting a decrease in stressed VaR (principally due to lower levels of market volatility).

Goldman Sachs June 2024 Form 10-Q	80

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
The table below presents GS Bank USA’s risk-based capital, leverage and “well-capitalized” requirements.

	As of
	June	December	June	December
	2024	2023	2024	2023
			"Well-capitalized"
	Requirements		Requirements
Risk-based capital requirements
CET1 capital ratio	7.0%	7.0%	6.5%	6.5%
Tier 1 capital ratio	8.5%	8.5%	8.0%	8.0%
Total capital ratio	10.5%	10.5%	10.0%	10.0%

Leverage requirements
Tier 1 leverage ratio	4.0%	4.0%	5.0%	5.0%
SLR	3.0%	3.0%	6.0%	6.0%

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
•The “well-capitalized” requirements are the binding requirements for leverage ratios.
The table below presents information about GS Bank USA’s risk-based capital ratios.

$ in millions	Standardized	Advanced
As of June 2024
CET1 capital	$58,416	$58,416
Tier 1 capital	$58,416	$58,416
Tier 2 capital	$4,122	$958
Total capital	$62,538	$59,374
RWAs	$369,411	$264,018

CET1 capital ratio	15.8%	22.1%
Tier 1 capital ratio	15.8%	22.1%
Total capital ratio	16.9%	22.5%
As of December 2023
CET1 capital	$53,781	$53,781
Tier 1 capital	$53,781	$53,781
Tier 2 capital	$6,314	$2,951
Total capital	$60,095	$56,732
RWAs	$380,774	$288,938

CET1 capital ratio	14.1%	18.6%
Tier 1 capital ratio	14.1%	18.6%
Total capital ratio	15.8%	19.6%
In the table above:
•The lower of the Standardized or Advanced ratio is the ratio against which GS Bank USA’s compliance with the capital requirements is assessed under the risk-based Capital Rules, and therefore, the Standardized ratios applied to GS Bank USA as of both June 2024 and December 2023.
•Beginning in January 2022, GS Bank USA started to phase in the estimated reduction to regulatory capital as a result of adopting the CECL model at 25% per year through January 2025. The total amount to be phased in includes the impact of adopting CECL as of January 1, 2020, as well as 25% of the increase in the allowance for credit losses from January 1, 2020 through December 31, 2021.
•The Standardized and Advanced risk-based capital ratios increased from December 2023 to June 2024, primarily reflecting an increase in capital, principally due to net earnings, and a decrease in Market RWAs.

81	Goldman Sachs June 2024 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
The table below presents information about GS Bank USA’s leverage ratios.

	For the Three Months
	Ended or as of
	June	December
$ in millions	2024	2023
Tier 1 capital	$58,416	$53,781
Average adjusted total assets	$547,778	$523,546
Total leverage exposure	$746,901	$722,465

Tier 1 leverage ratio	10.7%	10.3%
SLR	7.8%	7.4%
In the table above:
•Average adjusted total assets represents the average daily assets for the quarter adjusted for deductions from Tier 1 capital and the impact of CECL transition.
•Tier 1 leverage ratio is calculated as Tier 1 capital divided by average adjusted total assets.
•SLR is calculated as Tier 1 capital divided by total leverage exposure.
The FRB requires that GS Bank USA maintain cash reserves with the Federal Reserve. As of both June 2024 and December 2023, the reserve requirement ratio was zero percent. See Note 26 for further information about cash deposits held by the firm at the Federal Reserve.
GS Bank USA is a registered swap dealer with the CFTC and a registered security-based swap dealer with the SEC. As of both June 2024 and December 2023, GS Bank USA was subject to and in compliance with applicable capital requirements for swap dealers and security-based swap dealers.

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
Group Inc.’s equity investment in subsidiaries was $136.44 billion as of June 2024 and $133.75 billion as of December 2023, of which Group Inc. was required to maintain $96.83 billion as of June 2024 and $95.80 billion as of December 2023, of minimum equity capital in its regulated subsidiaries in order to satisfy the regulatory requirements of such subsidiaries.
Group Inc.’s capital invested in certain non-U.S. dollar functional currency subsidiaries is exposed to foreign exchange risk, substantially all of which is managed through a combination of non-U.S. dollar-denominated debt and derivatives. See Note 7 for information about the firm’s net investment hedges used to hedge this risk.

Goldman Sachs June 2024 Form 10-Q	82

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
The table below presents information about basic and diluted EPS.

	Three Months Ended June		Six Months Ended June
in millions, except per share amounts	2024	2023	2024	2023
Net earnings to common	$2,891	$1,071	$6,822	$4,158
Weighted average basic shares	329.8	342.3	332.6	344.4
Effect of dilutive RSUs	5.7	4.9	4.9	4.8
Weighted average diluted shares	335.5	347.2	337.5	349.2

Basic EPS	$8.73	$3.09	$20.44	$12.00
Diluted EPS	$8.62	$3.08	$20.21	$11.91
In the table above:
•Net earnings to common represents net earnings applicable to common shareholders, which is calculated as net earnings less preferred stock dividends.
•Unvested share-based awards that have non-forfeitable rights to dividends or dividend equivalents are treated as a separate class of securities under the two-class method. Distributed earnings allocated to these securities reduce net earnings to common to calculate EPS under this method. The impact of applying this methodology was a reduction in basic EPS of $0.04 for both the three months ended June 2024 and June 2023, and $0.07 for both the six months ended June 2024 and June 2023.
•Diluted EPS does not include antidilutive RSUs, including those that are subject to market or performance conditions, of 0.3 million for both the three and six months ended June 2024, and 0.5 million for both the three and six months ended June 2023.

Note 22.
Transactions with Affiliated Funds
The firm has formed nonconsolidated investment funds with third-party investors. As the firm generally acts as the investment manager for these funds, it is entitled to receive management fees and, in certain cases, advisory fees or incentive fees from these funds. Additionally, the firm invests alongside the third-party investors in certain funds.
The tables below present information about affiliated funds.

	Three Months Ended June		Six Months Ended June
$ in millions	2024	2023	2024	2023
Fees earned from funds	$1,276	$1,152	$2,520	$2,317

	As of
	June	December
$ in millions	2024	2023
Fees receivable from funds	$1,662	$1,536
Aggregate carrying value of interests in funds	$3,885	$4,042
In the ordinary course of business, the firm may choose to provide voluntary financial support to funds, although any such support is not expected to be material to the results of operations of the firm. The firm has waived or deferred collection of management fees and has deferred reimbursement of expenses, and in the future may waive or defer collection of management fees, from select funds. The impact of these waivers and deferrals was not material to the firm's results of operations for each of the three and six months ended June 2024 and June 2023. Except as noted above, the firm did not provide any additional financial support to its affiliated funds during each of the three and six months ended June 2024 and June 2023.
In addition, in the ordinary course of business, the firm may also engage in other activities with its affiliated funds, including, among others, securities lending, trade execution, market-making, custody, and acquisition and bridge financing. See Note 18 for information about the firm’s investment commitments related to these funds.

83	Goldman Sachs June 2024 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Note 23.
Interest Income and Interest Expense
Interest is recorded over the life of the instrument on an accrual basis based on contractual interest rates.
The table below presents sources of interest income and interest expense.

	Three Months Ended June		Six Months Ended June
$ in millions	2024	2023	2024	2023
Deposits with banks	$2,448	$2,796	$5,235	$5,266
Collateralized agreements	5,124	4,068	9,913	7,457
Trading assets	3,364	1,944	6,277	3,768
Investments	1,404	911	2,597	1,728
Loans	3,975	3,687	7,916	7,145
Other interest	4,125	3,430	8,057	6,410
Total interest income	20,440	16,836	39,995	31,774
Deposits	5,109	4,031	10,256	7,526
Collateralized financings	4,307	3,136	8,513	5,496
Trading liabilities	634	538	1,322	1,136
Short-term borrowings	583	315	1,039	531
Long-term borrowings	2,721	2,722	5,498	5,372
Other interest	4,844	4,410	9,517	8,248
Total interest expense	18,198	15,152	36,145	28,309
Net interest income	$2,242	$1,684	$3,850	$3,465
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

Goldman Sachs June 2024 Form 10-Q	84

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
The table below presents the earliest tax years that remain subject to examination by major jurisdiction.

As of
Jurisdiction	June 2024
U.S. Federal	2011
New York State and City	2015
United Kingdom	2017
Japan	2018
Hong Kong	2018
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

85	Goldman Sachs June 2024 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Segment Results
The table below presents a summary of the firm’s segment results.

	Three Months Ended June		Six Months Ended June
$ in millions	2024	2023	2024	2023
Global Banking & Markets
Non-interest revenues	$7,369	$6,987	$16,852	$15,084
Net interest income	815	202	1,058	549
Total net revenues	8,184	7,189	17,910	15,633
Provision for credit losses	(55)	56	41	185
Operating expenses	5,075	4,282	10,228	8,911
Pre-tax earnings	$3,164	$2,851	$7,641	$6,537
Net earnings	$2,458	$2,091	$5,990	$5,077
Net earnings to common	$2,338	$1,982	$5,715	$4,858
Average common equity	$76,071	$71,205	$75,424	$70,362
Return on average common equity	12.3%	11.1%	15.2%	13.8%

Asset & Wealth Management
Non-interest revenues	$3,155	$2,226	$6,253	$4,556
Net interest income	723	821	1,414	1,707
Total net revenues	3,878	3,047	7,667	6,263
Provision for credit losses	(58)	15	(80)	(550)
Operating expenses	3,037	3,275	5,971	6,443
Pre-tax earnings/(loss)	$899	$(243)	$1,776	$370
Net earnings/(loss)	$700	$(208)	$1,392	$288
Net earnings/(loss) to common	$673	$(239)	$1,326	$225
Average common equity	$26,058	$31,047	$26,213	$31,781
Return on average common equity	10.3%	(3.1)%	10.1%	1.4%

Platform Solutions
Non-interest revenues	$(35)	$(2)	$(11)	$14
Net interest income	704	661	1,378	1,209
Total net revenues	669	659	1,367	1,223
Provision for credit losses	395	544	639	809
Operating expenses	421	987	992	1,592
Pre-tax earnings/(loss)	$(147)	$(872)	$(264)	$(1,178)
Net earnings/(loss)	$(115)	$(667)	$(207)	$(915)
Net earnings/(loss) to common	$(120)	$(672)	$(219)	$(925)
Average common equity	$4,347	$4,022	$4,552	$3,965
Return on average common equity	(11.0)%	(66.8)%	(9.6)%	(46.7)%

Total
Non-interest revenues	$10,489	$9,211	$23,094	$19,654
Net interest income	2,242	1,684	3,850	3,465
Total net revenues	12,731	10,895	26,944	23,119
Provision for credit losses	282	615	600	444
Operating expenses	8,533	8,544	17,191	16,946
Pre-tax earnings	$3,916	$1,736	$9,153	$5,729
Net earnings	$3,043	$1,216	$7,175	$4,450
Net earnings to common	$2,891	$1,071	$6,822	$4,158
Average common equity	$106,476	$106,274	$106,189	$106,108
Return on average common equity	10.9%	4.0%	12.8%	7.8%
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
•Expenses not directly associated with specific segments are allocated based on an estimate of support provided to each segment.
The table below presents depreciation and amortization expense by segment.

	Three Months Ended June		Six Months Ended June
$ in millions	2024	2023	2024	2023
Global Banking & Markets	$283	$285	$578	$562
Asset & Wealth Management	320	729	609	1,347
Platform Solutions	43	580	86	655
Total	$646	$1,594	$1,273	$2,564
In the table above:
•The decrease in Asset & Wealth Management for both the three and six months ended June 2024 reflected significantly lower impairments related to commercial real estate in CIEs.
•Platform Solutions included an impairment of goodwill related to Consumer platforms of $504 million for both the three and six months ended June 2023.
Segment Assets
The table below presents assets by segment.

	As of
	June	December
$ in millions	2024	2023
Global Banking & Markets	$1,399,273	$1,381,247
Asset & Wealth Management	193,407	191,863
Platform Solutions	60,633	68,484
Total	$1,653,313	$1,641,594
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
•Platform Solutions: location of the client.

Goldman Sachs June 2024 Form 10-Q	86

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
The table below presents total net revenues and pre-tax earnings by geographic region.

$ in millions	2024		2023
Three Months Ended June
Americas	$8,125	64%	$6,801	63%
EMEA	2,931	23%	2,868	26%
Asia	1,675	13%	1,226	11%
Total net revenues	$12,731	100%	$10,895	100%

Americas	$2,527	65%	$600	35%
EMEA	988	25%	904	52%
Asia	401	10%	232	13%
Total pre-tax earnings	$3,916	100%	$1,736	100%

Six Months Ended June
Americas	$17,306	64%	$13,995	60%
EMEA	6,401	24%	6,452	28%
Asia	3,237	12%	2,672	12%
Total net revenues	$26,944	100%	$23,119	100%

Americas	$5,803	64%	$2,619	46%
EMEA	2,491	27%	2,464	43%
Asia	859	9%	646	11%
Total pre-tax earnings	$9,153	100%	$5,729	100%
In the table above:
•Americas pre-tax earnings for both the three and six months ended June 2023 were impacted by impairments related to commercial real estate in CIEs and an impairment of goodwill related to Consumer platforms.
•The vast majority of net revenues and pre-tax earnings within Americas were attributable to the U.S.
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
The table below presents the credit concentrations included in trading cash instruments and investments.

	As of
	June	December
$ in millions	2024	2023
U.S. government and agency obligations	$319,861	$260,531
Percentage of total assets	19.3%	15.9%
Non-U.S. government and agency obligations	$98,222	$90,681
Percentage of total assets	5.9%	5.5%
In addition, the firm had $173.04 billion as of June 2024 and $206.07 billion as of December 2023 of cash deposits held at central banks (included in cash and cash equivalents), of which $102.63 billion as of June 2024 and $105.66 billion as of December 2023 was held at the Federal Reserve.
As of both June 2024 and December 2023, the firm did not have credit exposure to any other counterparty that exceeded 2% of total assets.
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

87	Goldman Sachs June 2024 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
The table below presents U.S. government and agency obligations, and non-U.S. government and agency obligations that collateralize resale agreements and securities borrowed transactions.

	As of
	June	December
$ in millions	2024	2023
U.S. government and agency obligations	$131,996	$154,056
Non-U.S. government and agency obligations	$92,056	$92,833
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
With respect to matters described below for which management has been able to estimate a range of reasonably possible loss where (i) actual or potential plaintiffs have claimed an amount of money damages, (ii) the firm is being, or threatened to be, sued by purchasers in a securities offering and is not being indemnified by a party that the firm believes will pay the full amount of any judgment, or (iii) the purchasers are demanding that the firm repurchase securities, management has estimated the upper end of the range of reasonably possible loss based on (a) in the case of (i), the amount of money damages claimed, (b) in the case of (ii), the difference between the initial sales price of the securities that the firm sold in such offering and the estimated lowest subsequent price of such securities prior to the action being commenced and (c) in the case of (iii), the price that purchasers paid for the securities less the estimated value, if any, as of June 2024 of the relevant securities, in each of cases (i), (ii) and (iii), taking into account any other factors believed to be relevant to the particular matter or matters of that type. As of the date hereof, the firm has estimated the upper end of the range of reasonably possible aggregate loss for such matters and for any other matters described below where management has been able to estimate a range of reasonably possible aggregate loss to be approximately $2.1 billion in excess of the aggregate reserves for such matters.
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

Goldman Sachs June 2024 Form 10-Q	88

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
On October 22, 2020, the firm announced that it reached settlements of governmental and regulatory investigations relating to 1MDB with the DOJ, the SEC, the FRB, the NYDFS, the Financial Conduct Authority, the Prudential Regulation Authority, the Singapore Attorney General’s Chambers, the Singapore Commercial Affairs Department, the Monetary Authority of Singapore and the Hong Kong Securities and Futures Commission. Group Inc. entered into a three-year deferred prosecution agreement with the DOJ, in which a charge against the firm, one count of conspiracy to violate the FCPA, was filed and was later dismissed on May 6, 2024 in accordance with the agreement. In addition, GS Malaysia pleaded guilty to one count of conspiracy to violate the FCPA, and was sentenced on June 9, 2021. In May 2021, the U.S. Department of Labor granted the firm a five-year exemption to maintain its status as a qualified professional asset manager (QPAM).

On December 20, 2018, a putative securities class action lawsuit was filed in the U.S. District Court for the Southern District of New York against Group Inc. and certain former officers of the firm alleging violations of the anti-fraud provisions of the Exchange Act with respect to Group Inc.’s disclosures and public statements concerning 1MDB and seeking unspecified damages. The plaintiff filed the second amended complaint on October 28, 2019. On June 28, 2021, the court dismissed the claims against one of the individual defendants but denied the defendants’ motion to dismiss with respect to the firm and the remaining individual defendants. On August 4, 2023, the plaintiff filed a third amended complaint. On September 29, 2023, the plaintiff moved for class certification. On April 5, 2024, the Magistrate Judge recommended that the plaintiff’s motion for class certification be granted in part and denied in part. On May 3, 2024, the defendants filed objections to the Magistrate Judge’s report and recommendation with the district court.
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

89	Goldman Sachs June 2024 Form 10-Q

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

Goldman Sachs June 2024 Form 10-Q	90

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
Uber Technologies, Inc. GS&Co. is among the underwriters named as defendants in several putative securities class actions filed beginning in September 2019 in California Superior Court, County of San Francisco and the U.S. District Court for the Northern District of California, relating to Uber Technologies, Inc.’s (Uber) $8.1 billion May 2019 initial public offering. In addition to the underwriters, the defendants include Uber and certain of its officers and directors. GS&Co. underwrote 35,864,408 shares of common stock representing an aggregate offering price of approximately $1.6 billion. On November 16, 2020, the court in the state court action granted defendants’ motion to dismiss the consolidated amended complaint filed on February 11, 2020, and on December 16, 2020, plaintiffs appealed. On August 7, 2020, defendants’ motion to dismiss the district court action was denied. On September 25, 2020, the plaintiffs in the district court action moved for class certification. On December 5, 2020, the plaintiffs in the state court action filed a complaint in the district court, which was consolidated with the existing district court action on January 25, 2021. On May 14, 2021, the plaintiffs filed a second amended complaint in the district court, purporting to add the plaintiffs from the state court action as additional class representatives. On October 1, 2021, defendants’ motion to dismiss the additional class representatives from the second amended complaint was denied, and on July 26, 2022, the district court granted the plaintiffs’ motion for class certification. On February 27, 2023, the U.S. Court of Appeals for the Ninth Circuit denied the defendants’ petition seeking interlocutory review of the district court’s grant of class certification. On July 19, 2024, the plaintiffs moved for preliminary approval of a settlement, which will not require a contribution from GS&Co.

91	Goldman Sachs June 2024 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
GoHealth, Inc. GS&Co. is among the underwriters named as defendants in putative securities class actions filed beginning on September 21, 2020 and consolidated in the U.S. District Court for the Northern District of Illinois relating to GoHealth, Inc.’s (GoHealth) $914 million July 2020 initial public offering. In addition to the underwriters, the defendants include GoHealth, certain of its officers and directors and certain of its shareholders. GS&Co. underwrote 11,540,550 shares of common stock representing an aggregate offering price of approximately $242 million. On May 22, 2024, the court approved a final settlement, which does not require a contribution from GS&Co.
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

Goldman Sachs June 2024 Form 10-Q	92

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

Sea Limited. GS Asia is among the underwriters named as defendants in putative securities class actions filed on February 11, 2022 and June 17, 2022, respectively, in New York Supreme Court, County of New York, relating to Sea Limited’s approximately $4.0 billion September 2021 public offering of ADS and approximately $2.9 billion September 2021 public offering of convertible senior notes, respectively. In addition to the underwriters, the defendants include Sea Limited, certain of its officers and directors and certain of its shareholders. GS Asia underwrote 8,222,500 ADS representing an aggregate offering price of approximately $2.6 billion and convertible senior notes representing an aggregate offering price of approximately $1.9 billion. On August 3, 2022, the actions were consolidated, and on August 9, 2022, the plaintiffs filed a consolidated amended complaint. The defendants had previously moved to dismiss the action on July 15, 2022, with the parties stipulating that the motion would apply to the consolidated amended complaint. On May 15, 2023, the court granted the defendants’ motion to dismiss the consolidated amended complaint with prejudice. On May 28, 2024, the Appellate Division for the First Department reversed the trial court’s dismissal of the consolidated amended complaint, and on June 27, 2024, the defendants moved to reargue or alternatively, for leave to appeal the reversal.
Rivian Automotive Inc. GS&Co. is among the underwriters named as defendants in putative securities class actions filed on March 7, 2022 and February 28, 2023 in the U.S. District Court for the Central District of California and in the Superior Court of the State of California, County of Orange, respectively, relating to Rivian Automotive Inc.’s (Rivian) approximately $13.7 billion November 2021 initial public offering. In addition to the underwriters, the defendants include Rivian and certain of its officers and directors. GS&Co. underwrote 44,733,050 shares of common stock representing an aggregate offering price of approximately $3.5 billion. On March 2, 2023, the plaintiffs in the federal court action filed an amended consolidated complaint, and on July 3, 2023, the court denied the defendants’ motion to dismiss the amended consolidated complaint. On June 30, 2023, the court in the state court action granted the defendants’ motion to dismiss the complaint, and on September 1, 2023, the plaintiffs appealed. On July 17, 2024, the court in the federal court action granted the plaintiffs’ motion for class certification.

93	Goldman Sachs June 2024 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Natera Inc. GS&Co. is among the underwriters named as defendants in putative securities class actions in New York Supreme Court, County of New York and the U.S. District Court for the Western District of Texas filed on March 10, 2022 and October 7, 2022, respectively, relating to Natera Inc.’s (Natera) approximately $585 million July 2021 public offering of common stock. In addition to the underwriters, the defendants include Natera and certain of its officers and directors. GS&Co. underwrote 1,449,000 shares of common stock representing an aggregate offering price of approximately $164 million. On July 15, 2022, the parties in the state court action filed a stipulation and proposed order approving the discontinuance of the action without prejudice. On September 11, 2023, the federal court granted in part and denied in part the defendants’ motion to dismiss. On June 4, 2024, the plaintiffs in the federal court action moved for class certification.
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
Oak Street Health, Inc. GS&Co. is among the underwriters named as defendants in an amended complaint for a putative securities class action filed on May 25, 2022 in the U.S. District Court for the Northern District of Illinois relating to Oak Street Health, Inc.’s (Oak Street) $377 million August 2020 initial public offering, $298 million December 2020 secondary equity offering, $691 million February 2021 secondary equity offering and $747 million May 2021 secondary equity offering. In addition to the underwriters, the defendants include Oak Street, certain of its officers and directors and certain of its shareholders. GS&Co. underwrote 4,157,103 shares of common stock in the August 2020 initial public offering representing an aggregate offering price of approximately $87 million, 1,503,944 shares of common stock in the December 2020 secondary equity offering representing an aggregate offering price of approximately $69 million, 3,083,098 shares of common stock in the February 2021 secondary equity offering representing an aggregate offering price of approximately $173 million and 3,013,065 shares of common stock in the May 2021 secondary equity offering representing an aggregate offering price of approximately $187 million. On February 10, 2023, the court granted in part and denied in part the defendants’ motion to dismiss, dismissing the claim alleging a violation of Section 12(a)(2) of the Securities Act and, with respect to the May 2021 secondary equity offering only, the claim alleging a violation of Section 11 of the Securities Act, but declining to dismiss the remaining claims. On December 15, 2023, the plaintiffs moved for class certification. On May 27, 2024, the parties reached a settlement in principle, subject to final documentation and court approval, to resolve this action, which will not require a contribution from GS&Co.

Goldman Sachs June 2024 Form 10-Q	94

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

Yatsen Holding Limited. GS Asia is among the underwriters named as defendants in a putative securities class action filed on September 23, 2022 in the U.S. District Court for the Southern District of New York relating to Yatsen Holding Limited’s (Yatsen) approximately $617 million November 2020 initial public offering of ADS. In addition to the underwriters, the defendants include Yatsen and certain of its officers and directors. GS Asia underwrote 22,912,500 ADS representing an aggregate offering price of approximately $241 million. On October 4, 2023, the plaintiffs filed an amended complaint, and on July 22, 2024, the court granted the defendants’ motion to dismiss the amended complaint.
Rent the Runway, Inc. GS&Co. is among the underwriters named as defendants in a putative securities class action filed on November 14, 2022 in the U.S. District Court for the Eastern District of New York relating to Rent the Runway, Inc.’s (Rent the Runway) $357 million October 2021 initial public offering of common stock. In addition to the underwriters, the defendants include Rent the Runway and certain of its officers and directors. GS&Co. underwrote 5,254,304 shares of common stock representing an aggregate offering price of approximately $110 million. On September 5, 2023, the plaintiffs filed an amended complaint, and on October 20, 2023, the defendants moved to dismiss the amended complaint.
Opendoor Technologies Inc. GS&Co. is among the underwriters named as defendants in a putative securities class action filed on November 22, 2022 in the U.S. District Court for the District of Arizona relating to, among other things, Opendoor Technologies Inc.’s (Opendoor) approximately $886 million February 2021 public offering of common stock. In addition to the underwriters, the defendants include Opendoor and certain of its officers and directors. GS&Co. underwrote 10,173,401 shares of common stock representing an aggregate offering price of approximately $275 million. On April 17, 2023, the plaintiffs filed a consolidated amended complaint, and on February 28, 2024, the court granted the defendants’ motion to dismiss the consolidated amended complaint with leave to amend. On May 14, 2024, the court granted the plaintiffs’ motion for reconsideration and vacated the dismissal of certain of the plaintiffs’ claims, and on June 18, 2024, the defendants filed a motion for certification of an interlocutory appeal as to the plaintiffs’ surviving claims.

95	Goldman Sachs June 2024 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
FIGS, Inc. GS&Co. is among the underwriters named as defendants in a putative securities class action filed on December 8, 2022 in the U.S. District Court for the Central District of California relating to FIGS, Inc.’s (FIGS) approximately $668 million May 2021 initial public offering and approximately $413 million September 2021 secondary equity offering. In addition to the underwriters, the defendants include FIGS, certain of its officers and directors and certain of its shareholders. GS&Co. underwrote 9,545,073 shares of common stock in the May 2021 initial public offering representing an aggregate offering price of approximately $210 million and 3,179,047 shares of common stock in the September 2021 secondary equity offering representing an aggregate offering price of approximately $128 million. On April 10, 2023, the plaintiffs filed a consolidated complaint, and on January 17, 2024, the court granted the defendants’ motions to dismiss the consolidated complaint with leave to amend. On March 19, 2024, the plaintiffs filed a first amended complaint. On May 3, 2024, the defendants moved to dismiss the first amended complaint.
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

Goldman Sachs June 2024 Form 10-Q	96

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
agilon health, inc. GS&Co. is among the underwriters named as defendants in putative securities class actions filed beginning on March 19, 2024 and consolidated in the U.S. District Court for the Western District of Texas, relating to agilon health, inc.’s (agilon) approximately $1.2 billion April 2021 initial public offering and approximately $1.8 billion May 2023 secondary equity offering. In addition to the underwriters, the defendants include agilon, certain of its officers and directors and certain of its shareholders. GS&Co. underwrote 10,631,949 shares of common stock in the April 2021 initial public offering representing an aggregate offering price of approximately $245 million and 26,879,772 shares of common stock in the May 2023 secondary equity offering, of which 2,731,638 shares were purchased by agilon, representing an aggregate offering price of approximately $519 million sold to third parties.

Investment Management Services
Group Inc. and certain of its affiliates are parties to various civil litigation and arbitration proceedings and other disputes with clients relating to losses allegedly sustained as a result of the firm’s investment management services. These claims generally seek, among other things, restitution or other compensatory damages and, in some cases, punitive damages.
Securities Lending Antitrust Litigation
Group Inc. and GS&Co. were among the defendants named in a putative antitrust class action and three individual actions relating to securities lending practices filed in the U.S. District Court for the Southern District of New York beginning in August 2017. The complaints generally assert claims under federal and state antitrust law and state common law in connection with an alleged conspiracy among the defendants to preclude the development of electronic platforms for securities lending transactions. The individual complaints also assert claims for tortious interference with business relations and under state trade practices law and, in the second and third individual actions, unjust enrichment under state common law. The complaints seek declaratory and injunctive relief, as well as unspecified amounts of compensatory, treble, punitive and other damages. Group Inc. was voluntarily dismissed from the putative class action on January 26, 2018. Defendants’ motion to dismiss the class action complaint was denied on September 27, 2018. Defendants’ motion to dismiss the first individual action was granted on August 7, 2019. On September 30, 2021, the defendants’ motion to dismiss the second and third individual actions, which were consolidated in June 2019, was granted, and on March 24, 2023, the U.S. Court of Appeals for the Second Circuit affirmed the dismissal. On June 30, 2022, the Magistrate Judge recommended that the plaintiffs’ motion for class certification in the putative class action be granted in part and denied in part. On August 15, 2022, the plaintiffs and defendants filed objections to the Magistrate Judge’s report and recommendation with the district court. On September 1, 2023, the court preliminarily approved a settlement among the plaintiffs and certain defendants, including the firm, to resolve this action. The firm has paid the full amount of its proposed contribution to the settlement into an escrow account.

97	Goldman Sachs June 2024 Form 10-Q

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

Interest Rate Swap Antitrust Litigation
Group Inc., GS&Co., GSI, GS Bank USA and Goldman Sachs Financial Markets, L.P. are among the defendants named in a putative antitrust class action relating to the trading of interest rate swaps, filed in November 2015 and consolidated in the U.S. District Court for the Southern District of New York. The same Goldman Sachs entities are also among the defendants named in two antitrust actions relating to the trading of interest rate swaps, commenced in April 2016 and June 2018, respectively, in the U.S. District Court for the Southern District of New York by three operators of swap execution facilities and certain of their affiliates. These actions have been consolidated for pretrial proceedings. The complaints generally assert claims under federal antitrust law and state common law in connection with an alleged conspiracy among the defendants to preclude exchange trading of interest rate swaps. The complaints in the individual actions also assert claims under state antitrust law. The complaints seek declaratory and injunctive relief, as well as treble damages in an unspecified amount. Defendants moved to dismiss the class and the first individual action and the district court dismissed the state common law claims asserted by the plaintiffs in the first individual action and otherwise limited the state common law claim in the putative class action and the antitrust claims in both actions to the period from 2013 to 2016. On November 20, 2018, the court granted in part and denied in part the defendants’ motion to dismiss the second individual action, dismissing the state common law claims for unjust enrichment and tortious interference, but denying dismissal of the federal and state antitrust claims. On March 13, 2019, the court denied the plaintiffs’ motion in the putative class action to amend their complaint to add allegations related to conduct from 2008 to 2012, but granted the motion to add limited allegations from 2013 to 2016, which the plaintiffs added in a fourth consolidated amended complaint filed on March 22, 2019. On December 15, 2023, the court denied the plaintiffs’ motion for class certification, and on December 28, 2023, the plaintiffs filed a petition with the U.S. Court of Appeals for the Second Circuit seeking interlocutory review of the district court’s denial of class certification. On July 11, 2024, the court preliminarily approved a settlement among the plaintiffs and certain defendants, including the firm, to resolve the class action. The firm has reserved the full amount of its proposed contribution to the settlement. The individual actions remain pending.

Goldman Sachs June 2024 Form 10-Q	98

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
Corporate Bonds Antitrust Litigation
Group Inc. and GS&Co. are among the dealers named as defendants in a putative class action relating to the secondary market for odd-lot corporate bonds, filed on April 21, 2020 in the U.S. District Court for the Southern District of New York. The amended consolidated complaint, filed on October 29, 2020, asserts claims under federal antitrust law in connection with alleged anti-competitive conduct by the defendants in the secondary market for odd-lots of corporate bonds, and seeks declaratory and injunctive relief, as well as unspecified monetary damages, including treble and punitive damages and restitution. On October 25, 2021, the court granted defendants’ motion to dismiss with prejudice. On November 10, 2022, the district court denied the plaintiffs’ motion for an indicative ruling that the judgment should be vacated because the wife of the district judge owned stock in one of the defendants and the district judge did not recuse himself. On July 2, 2024, the U.S. Court of Appeals for the Second Circuit vacated the district court’s dismissal and remanded the case for further proceedings.

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

99	Goldman Sachs June 2024 Form 10-Q

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
The firm is cooperating with all such governmental and regulatory investigations and reviews.

Goldman Sachs June 2024 Form 10-Q	100

Report of Independent Registered Public
Accounting Firm
To the Board of Directors and Shareholders of The Goldman Sachs Group, Inc.
Results of Review of Interim Financial Statements
We have reviewed the accompanying consolidated balance sheet of The Goldman Sachs Group, Inc. and its subsidiaries (the Company) as of June 30, 2024, the related consolidated statements of earnings, comprehensive income and changes in shareholders’ equity for the three and six month periods ended June 30, 2024 and 2023, and the consolidated statements of cash flows for the six month periods ended June 30, 2024 and 2023, including the related notes (collectively referred to as the “interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.
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
/s/ PricewaterhouseCoopers LLP
New York, New York
August 1, 2024

101	Goldman Sachs June 2024 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Statistical Disclosures
Distribution of Assets, Liabilities and Shareholders’ Equity
The tables below present information about average balances, interest and average interest rates.

	Average Balance for the
	Three Months Ended June		Six Months Ended June
$ in millions	2024	2023	2024	2023
Assets
U.S.	$112,470	$136,597	$117,440	$137,637
Non-U.S.	103,785	127,291	113,913	126,569
Deposits with banks	216,255	263,888	231,353	264,206
U.S.	253,769	209,791	251,642	203,763
Non-U.S.	148,597	165,629	141,468	165,267
Collateralized agreements	402,366	375,420	393,110	369,030
U.S.	279,723	197,342	269,451	190,389
Non-U.S.	184,224	148,867	180,734	136,469
Trading assets	463,947	346,209	450,185	326,858
U.S.	143,432	119,624	138,690	117,466
Non-U.S.	14,333	15,149	14,226	15,182
Investments	157,765	134,773	152,916	132,648
U.S.	164,769	153,310	164,091	154,432
Non-U.S.	15,510	20,073	16,156	20,106
Loans	180,279	173,383	180,247	174,538
U.S.	80,776	92,718	81,197	89,340
Non-U.S.	62,090	54,831	59,665	57,448
Other interest-earning assets	142,866	147,549	140,862	146,788
Interest-earning assets	1,563,478	1,441,222	1,548,673	1,414,068
Cash and due from banks	5,595	6,901	5,986	6,742
Other non-interest-earning assets	101,257	113,475	101,952	115,022
Assets	$1,670,330	$1,561,598	$1,656,611	$1,535,832

Liabilities
U.S.	$327,360	$305,594	$330,687	$303,450
Non-U.S.	99,439	78,274	97,309	76,539
Interest-bearing deposits	426,799	383,868	427,996	379,989
U.S.	197,033	151,467	195,404	139,891
Non-U.S.	117,266	98,574	116,295	88,839
Collateralized financings	314,299	250,041	311,699	228,730
U.S.	56,581	65,475	57,214	65,739
Non-U.S.	81,517	74,673	77,902	73,442
Trading liabilities	138,098	140,148	135,116	139,181
U.S.	52,391	48,640	50,872	44,576
Non-U.S.	37,017	27,752	35,700	26,737
Short-term borrowings	89,408	76,392	86,572	71,313
U.S.	188,092	199,919	189,007	205,359
Non-U.S.	52,172	45,195	51,795	44,854
Long-term borrowings	240,264	245,114	240,802	250,213
U.S.	143,750	156,540	142,844	156,318
Non-U.S.	91,495	97,967	89,582	96,939
Other interest-bearing liabilities	235,245	254,507	232,426	253,257
Interest-bearing liabilities	1,444,113	1,350,070	1,434,611	1,322,683
Non-interest-bearing deposits	4,893	4,776	4,876	4,759
Other non-interest-bearing liabilities	102,482	89,775	99,068	91,579
Liabilities	1,551,488	1,444,621	1,538,555	1,419,021
Shareholders’ equity
Preferred stock	12,366	10,703	11,867	10,703
Common stock	106,476	106,274	106,189	106,108
Shareholders’ equity	118,842	116,977	118,056	116,811
Liabilities and shareholders’ equity	$1,670,330	$1,561,598	$1,656,611	$1,535,832
Percentage attributable to non-U.S. operations
Interest-earning assets	33.81%	36.90%	33.98%	36.85%
Interest-bearing liabilities	33.16%	31.29%	32.66%	30.80%

	Interest for the
	Three Months Ended June		Six Months Ended June
$ in millions	2024	2023	2024	2023
Assets
U.S.	$1,530	$1,844	$3,278	$3,611
Non-U.S.	918	952	1,957	1,655
Deposits with banks	2,448	2,796	5,235	5,266
U.S.	3,680	2,784	7,092	5,136
Non-U.S.	1,444	1,284	2,821	2,321
Collateralized agreements	5,124	4,068	9,913	7,457
U.S.	2,222	1,268	4,280	2,476
Non-U.S.	1,142	676	1,997	1,292
Trading assets	3,364	1,944	6,277	3,768
U.S.	1,236	712	2,249	1,341
Non-U.S.	168	199	348	387
Investments	1,404	911	2,597	1,728
U.S.	3,648	3,253	7,232	6,357
Non-U.S.	327	434	684	788
Loans	3,975	3,687	7,916	7,145
U.S.	2,446	2,076	4,759	3,837
Non-U.S.	1,679	1,354	3,298	2,573
Other interest-earning assets	4,125	3,430	8,057	6,410
Interest-earning assets	$20,440	$16,836	$39,995	$31,774
Liabilities
U.S.	$3,922	$3,354	$7,942	$6,320
Non-U.S.	1,187	677	2,314	1,206
Interest-bearing deposits	5,109	4,031	10,256	7,526
U.S.	2,860	2,084	5,741	3,765
Non-U.S.	1,447	1,052	2,772	1,731
Collateralized financings	4,307	3,136	8,513	5,496
U.S.	217	186	539	446
Non-U.S.	417	352	783	690
Trading liabilities	634	538	1,322	1,136
U.S.	460	286	850	473
Non-U.S.	123	29	189	58
Short-term borrowings	583	315	1,039	531
U.S.	2,650	2,664	5,359	5,248
Non-U.S.	71	58	139	124
Long-term borrowings	2,721	2,722	5,498	5,372
U.S.	3,149	2,691	6,251	5,102
Non-U.S.	1,695	1,719	3,266	3,146
Other interest-bearing liabilities	4,844	4,410	9,517	8,248
Interest-bearing liabilities	$18,198	$15,152	$36,145	$28,309
Net interest income
U.S.	$1,504	$672	$2,208	$1,404
Non-U.S.	738	1,012	1,642	2,061
Net interest income	$2,242	$1,684	$3,850	$3,465

Goldman Sachs June 2024 Form 10-Q	102

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Statistical Disclosures

	Annualized Average Rate for the
	Three Months Ended June		Six Months Ended June
	2024	2023	2024	2023
Assets
U.S.	5.50%	5.40%	5.64%	5.25%
Non-U.S.	3.58%	2.99%	3.47%	2.62%
Deposits with banks	4.58%	4.24%	4.58%	3.99%
U.S.	5.86%	5.31%	5.70%	5.04%
Non-U.S.	3.93%	3.10%	4.03%	2.81%
Collateralized agreements	5.15%	4.33%	5.10%	4.04%
U.S.	3.21%	2.57%	3.21%	2.60%
Non-U.S.	2.51%	1.82%	2.23%	1.89%
Trading assets	2.93%	2.25%	2.82%	2.31%
U.S.	3.48%	2.38%	3.28%	2.28%
Non-U.S.	4.74%	5.25%	4.95%	5.10%
Investments	3.60%	2.70%	3.43%	2.61%
U.S.	8.95%	8.49%	8.91%	8.23%
Non-U.S.	8.53%	8.65%	8.56%	7.84%
Loans	8.92%	8.51%	8.88%	8.19%
U.S.	12.25%	8.96%	11.85%	8.59%
Non-U.S.	10.94%	9.88%	11.18%	8.96%
Other interest-earning assets	11.68%	9.30%	11.57%	8.73%
Interest-earning assets	5.29%	4.67%	5.22%	4.49%
Liabilities
U.S.	4.84%	4.39%	4.86%	4.17%
Non-U.S.	4.83%	3.46%	4.81%	3.15%
Interest-bearing deposits	4.84%	4.20%	4.85%	3.96%
U.S.	5.87%	5.50%	5.94%	5.38%
Non-U.S.	4.99%	4.27%	4.82%	3.90%
Collateralized financings	5.54%	5.02%	5.52%	4.81%
U.S.	1.55%	1.14%	1.90%	1.36%
Non-U.S.	2.07%	1.89%	2.03%	1.88%
Trading liabilities	1.86%	1.54%	1.98%	1.63%
U.S.	3.55%	2.35%	3.38%	2.12%
Non-U.S.	1.34%	0.42%	1.07%	0.43%
Short-term borrowings	2.64%	1.65%	2.43%	1.49%
U.S.	5.70%	5.33%	5.73%	5.11%
Non-U.S.	0.55%	0.51%	0.54%	0.55%
Long-term borrowings	4.58%	4.44%	4.62%	4.29%
U.S.	8.86%	6.88%	8.85%	6.53%
Non-U.S.	7.49%	7.02%	7.37%	6.49%
Other interest-bearing liabilities	8.33%	6.93%	8.28%	6.51%
Interest-bearing liabilities	5.10%	4.49%	5.09%	4.28%
Interest rate spread	0.19%	0.18%	0.13%	0.21%
U.S.	0.59%	0.30%	0.44%	0.31%
Non-U.S.	0.56%	0.76%	0.63%	0.79%
Net yield on interest-earning assets	0.58%	0.47%	0.50%	0.49%
In the tables above:
•Assets, liabilities and interest are classified as U.S. and non-U.S. based on the location of the legal entity in which the assets and liabilities are held.
•Derivative instruments and commodities are included in other non-interest-earning assets and other non-interest-bearing liabilities.
•Average collateralized agreements included $194.18 billion of resale agreements and $208.18 billion of securities borrowed for the three months ended June 2024, $182.97 billion of resale agreements and $192.45 billion of securities borrowed for the three months ended June 2023, $188.86 billion of resale agreements and $204.25 billion of securities borrowed for the six months ended June 2024, and $175.31 billion of resale agreements and $193.72 billion of securities borrowed for the six months ended June 2023.
•Other interest-earning assets primarily consists of certain receivables from customers and counterparties.
•Collateralized financings included $246.84 billion of repurchase agreements and $67.46 billion of securities loaned for the three months ended June 2024, and $202.82 billion of repurchase agreements and $47.22 billion of securities loaned for the three months ended June 2023, $246.28 billion of repurchase agreements and $65.42 billion of securities loaned for the six months ended June 2024, and $185.42 billion of repurchase agreements and $43.31 billion of securities loaned for the six months ended June 2023.
•Substantially all other interest-bearing liabilities consists of certain payables to customers and counterparties.
•Interest rates for borrowings include the effects of interest rate swaps accounted for as hedges.
•Loans exclude loans held for sale that are accounted for at the lower of cost or fair value. Such loans are included within other interest-earning assets.
•Short- and long-term borrowings include both secured and unsecured borrowings.

103	Goldman Sachs June 2024 Form 10-Q

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
This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2023. References to “the 2023 Form 10-K” are to our Annual Report on Form 10-K for the year ended December 31, 2023. References to “this Form 10-Q” are to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2024. All references to “the consolidated financial statements” or “Statistical Disclosures” are to Part I, Item 1 of this Form 10-Q. The consolidated financial statements are unaudited. All references to June 2024, March 2024 and June 2023 refer to our periods ended, or the dates, as the context requires, June 30, 2024, March 31, 2024 and June 30, 2023, respectively. All references to December 2023 refer to the date December 31, 2023. Any reference to a future year refers to a year ending on December 31 of that year. Certain reclassifications have been made to previously reported amounts to conform to the current presentation.

Executive Overview
Three Months Ended June 2024 versus June 2023. We generated net earnings of $3.04 billion for the second quarter of 2024, compared with $1.22 billion for the second quarter of 2023. Diluted earnings per common share (EPS) was $8.62 for the second quarter of 2024, compared with $3.08 for the second quarter of 2023. Annualized return on average common shareholders’ equity (ROE) was 10.9% for the second quarter of 2024, compared with 4.0% for the second quarter of 2023. Book value per common share was $327.13 as of June 2024, 1.9% higher compared with March 2024 and 4.3% higher compared with December 2023.
Net revenues were $12.73 billion for the second quarter of 2024, 17% higher than the second quarter of 2023, reflecting higher net revenues in Global Banking & Markets and Asset & Wealth Management. The increase in net revenues in Global Banking & Markets reflected significantly higher net revenues in Investment banking fees and higher net revenues in both Fixed Income, Currency and Commodities (FICC) and Equities. The increase in net revenues in Asset & Wealth Management reflected net gains in Equity investments compared with net losses in the prior year period, higher Management and other fees and higher net revenues in Debt investments, partially offset by lower net revenues in Private banking and lending. Net revenues in Platform Solutions were slightly higher.
Provision for credit losses was $282 million for the second quarter of 2024, compared with $615 million for the second quarter of 2023. Provisions for the second quarter of 2024 reflected net provisions related to the credit card portfolio (driven by net charge-offs), partially offset by a reserve release related to the wholesale portfolio. Provisions for the second quarter of 2023 reflected net provisions related to the credit card and point-of-sale loan portfolios (driven by net charge-offs and growth) and wholesale loans (driven by impairments), partially offset by a reserve reduction related to the repayment of a term deposit with First Republic Bank (First Republic).

Goldman Sachs June 2024 Form 10-Q	104

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
Operating expenses were $8.53 billion for the second quarter of 2024, essentially unchanged compared with the second quarter of 2023, reflecting decreases driven by an impairment of goodwill related to Consumer platforms in the prior year period and significantly lower impairments related to commercial real estate in consolidated investment entities (CIEs), offset by increases from higher compensation and benefits expenses (reflecting improved operating performance) and higher transaction based expenses. Our efficiency ratio (total operating expenses divided by total net revenues) was 67.0% for the second quarter of 2024, compared with 78.4% for the second quarter of 2023.
During the second quarter of 2024, we returned a total of $4.43 billion of capital to common shareholders, including $3.50 billion of common share repurchases and $929 million of common stock dividends. As of June 2024, our Common Equity Tier 1 (CET1) capital ratio was 14.9% under the Standardized Capital Rules and 15.9% under the Advanced Capital Rules. See Note 20 to the consolidated financial statements for further information about our capital ratios.
Six Months Ended June 2024 versus June 2023. We generated net earnings of $7.18 billion for the first half of 2024, compared with $4.45 billion for the first half of 2023. Diluted EPS was $20.21 for the first half of 2024, compared with $11.91 for the first half of 2023. Annualized ROE was 12.8% for the first half of 2024, compared with 7.8% for the first half of 2023.
Net revenues were $26.94 billion for the first half of 2024, 17% higher than the first half of 2023, reflecting higher net revenues across all segments. The increase in net revenues in Global Banking & Markets reflected significantly higher Investment banking fees and higher net revenues in both FICC and Equities. The increase in net revenues in Asset & Wealth Management primarily reflected net gains in Equity investments compared with net losses in the prior year period, higher Management and other fees and higher net revenues in Private banking and lending. The increase in net revenues in Platform Solutions reflected higher net revenues in Consumer platforms.
Provision for credit losses was $600 million for the first half of 2024, compared with $444 million for the first half of 2023. Provisions for the first half of 2024 reflected net provisions related to the credit card portfolio (driven by net charge-offs). Provisions for the first half of 2023 reflected net provisions related to the credit card and point-of-sale loan portfolios (driven by net charge-offs and growth), partially offset by a reserve reduction related to the sale of substantially all of the Marcus by Goldman Sachs (Marcus) loans portfolio.

Operating expenses were $17.19 billion for the first half of 2024, essentially unchanged compared with the first half of 2023, reflecting increases driven by higher compensation and benefits expense (reflecting improved operating performance) and higher transaction based expenses, largely offset by decreases driven by significantly lower impairments related to commercial real estate in CIEs and an impairment of goodwill related to Consumer platforms in the prior year period. Our efficiency ratio was 63.8% for the first half of 2024, compared with 73.3% for the first half of 2023.
During the first half of 2024, we returned a total of $6.86 billion of capital to common shareholders, including $5.00 billion of common stock repurchases and $1.86 billion of common stock dividends.
Business Environment
During the second quarter of 2024, economic activity continued to be impacted by concerns about inflation and ongoing geopolitical stresses, including tensions with China and the conflicts in Ukraine and the Middle East. Additionally, markets were focused on the potential timing and amount of policy interest rate cuts by central banks globally, as well as the potential outcomes of national elections. In the U.S., the economy remained resilient and the U.S. Federal Reserve held policy interest rates steady.
There remains uncertainty and concerns about geopolitical risks, central bank policy, inflation and the commercial real estate sector. See “Results of Operations — Segment Assets and Operating Results — Segment Operating Results” for further information about the operating environment for each of our business segments.

105	Goldman Sachs June 2024 Form 10-Q

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

Instruments classified in level 3 of the fair value hierarchy are those which require one or more significant inputs that are not observable. Level 3 financial assets represented 1.4% as of both June 2024 and March 2024, and 1.5% as of December 2023 of our total assets. See Notes 4 and 5 to the consolidated financial statements for further information about level 3 financial assets, including changes in level 3 financial assets and related fair value measurements. Absent evidence to the contrary, instruments classified in level 3 of the fair value hierarchy are initially valued at transaction price, which is considered to be the best initial estimate of fair value. Subsequent to the transaction date, we use other methodologies to determine fair value, which vary based on the type of instrument. Estimating the fair value of level 3 financial instruments requires judgments to be made. These judgments include:
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

Goldman Sachs June 2024 Form 10-Q	106

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

107	Goldman Sachs June 2024 Form 10-Q

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
To estimate the potential impact of an adverse macroeconomic environment on our allowance for credit losses, we, among other things, compared the expected credit losses under the weighted average forecast used in the calculation of allowance for credit losses as of June 2024 (which was weighted towards the baseline and adverse economic scenarios) to the expected credit losses under a 100% weighted adverse economic scenario. The adverse economic scenario of the forecast model reflects a global recession in the second half of 2024 through the first half of 2025, resulting in an economic contraction and rising unemployment rates. A 100% weighting to the adverse economic scenario would have resulted in an approximate $0.6 billion increase in our allowance for credit losses as of June 2024. This hypothetical increase does not take into consideration any potential adjustments to qualitative reserves. The forecasts of macroeconomic conditions are inherently uncertain and do not take into account any other offsetting or correlated effects. The actual credit loss in an adverse macroeconomic environment may differ significantly from this estimate. See Note 9 to the consolidated financial statements for further information about the allowance for credit losses.

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

Goldman Sachs June 2024 Form 10-Q	108

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
Recent Accounting Developments
See Note 3 to the consolidated financial statements for information about Recent Accounting Developments.

109	Goldman Sachs June 2024 Form 10-Q

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
Financial Overview
The table below presents an overview of our financial results and selected financial ratios.

	Three Months Ended June		Six Months Ended June
$ in millions, except per share amounts	2024	2023	2024	2023
Net revenues	$12,731	$10,895	$26,944	$23,119
Pre-tax earnings	$3,916	$1,736	$9,153	$5,729
Net earnings	$3,043	$1,216	$7,175	$4,450
Net earnings to common	$2,891	$1,071	$6,822	$4,158
Diluted EPS	$8.62	$3.08	$20.21	$11.91
ROE	10.9%	4.0%	12.8%	7.8%
ROTE	11.6%	4.4%	13.8%	8.5%
Net earnings to average assets	0.7%	0.3%	0.9%	0.6%
Return on shareholders’ equity	10.2%	4.2%	12.2%	7.6%
Average equity to average assets	7.1%	7.5%	7.1%	7.6%
Dividend payout ratio	31.9%	81.2%	27.2%	42.0%
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

	Average for the
	Three Months Ended June		Six Months Ended June
$ in millions	2024	2023	2024	2023
Total shareholders’ equity	$118,842	$116,977	$118,056	$116,811
Preferred stock	(12,366)	(10,703)	(11,867)	(10,703)
Common shareholders’ equity	106,476	106,274	106,189	106,108
Goodwill	(5,895)	(6,315)	(5,899)	(6,341)
Identifiable intangible assets	(1,006)	(1,942)	(1,071)	(1,963)
Tangible common shareholders’ equity	$99,575	$98,017	$99,219	$97,804
•Net earnings to average assets is calculated by dividing annualized net earnings by average total assets.
•Return on shareholders’ equity is calculated by dividing annualized net earnings by average monthly shareholders’ equity.
•Average equity to average assets is calculated by dividing average total shareholders’ equity by average total assets.
•Dividend payout ratio is calculated by dividing dividends declared per common share by diluted EPS.
Net Revenues
The table below presents our net revenues by line item.

	Three Months Ended June		Six Months Ended June
$ in millions	2024	2023	2024	2023
Investment banking	$1,733	$1,432	$3,818	$3,010
Investment management	2,533	2,356	5,024	4,645
Commissions and fees	1,051	893	2,128	1,981
Market making	4,225	4,351	10,217	9,784
Other principal transactions	947	179	1,907	234
Total non-interest revenues	10,489	9,211	23,094	19,654
Interest income	20,440	16,836	39,995	31,774
Interest expense	18,198	15,152	36,145	28,309
Net interest income	2,242	1,684	3,850	3,465
Total net revenues	$12,731	$10,895	$26,944	$23,119
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

Goldman Sachs June 2024 Form 10-Q	110

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
Operating Environment. During the second quarter of 2024, the operating environment was generally characterized by continued broad macroeconomic concerns, including concerns and uncertainty about inflation, ongoing geopolitical tensions, central bank policy and the potential outcomes of national elections. Industry-wide investment banking activity levels experienced a decline in completed mergers and acquisitions transactions and debt underwriting volumes compared with the first quarter of 2024, while equity underwriting volumes improved. Market-making activity levels were relatively steady compared with the prior quarter. Global equity prices were generally higher compared with the end of the first quarter of 2024, and concerns about the commercial real estate market persisted. In the U.S., the rate of unemployment increased slightly, but still remained low and the pace of growth in consumer spending increased slightly compared with the first quarter of 2024.
If uncertainty and concerns about geopolitical tensions and the economic outlook remain elevated or grow, including those about central bank policy, inflation and the commercial real estate sector, it may lead to a decline in asset prices, a decline in market-making activity levels, or a decline in investment banking activity levels, and net revenues and provision for credit losses would likely be negatively impacted. See “Segment Assets and Operating Results — Segment Operating Results” for information about the operating environment and material trends and uncertainties that may impact our results of operations.
Three Months Ended June 2024 versus June 2023. Net revenues in the consolidated statements of earnings were $12.73 billion for the second quarter of 2024, 17% higher than the second quarter of 2023, primarily reflecting significantly higher other principal transactions revenues, net interest income and investment banking revenues.
Non-Interest Revenues. Investment banking revenues in the consolidated statements of earnings were $1.73 billion for the second quarter of 2024, 21% higher than the second quarter of 2023, reflecting significantly higher revenues in debt underwriting, primarily driven by leveraged finance activity, higher revenues in equity underwriting, primarily from convertible and initial public offerings, and slightly higher revenues in advisory.

Investment management revenues in the consolidated statements of earnings were $2.53 billion for the second quarter of 2024, 8% higher than the second quarter of 2023, due to higher management and other fees, primarily reflecting the impact of higher average assets under supervision (AUS).
Commissions and fees in the consolidated statements of earnings were $1.05 billion for the second quarter of 2024, 18% higher than the second quarter of 2023, due to higher commissions and fees in Equities, primarily reflecting generally higher market volumes and increased transaction fees.
Market making revenues in the consolidated statements of earnings were $4.23 billion for the second quarter of 2024, 3% lower than the second quarter of 2023, reflecting lower revenues in financing, partially offset by slightly higher revenues in intermediation. The decrease from financing activities reflected significantly lower revenues from FICC financing, partially offset by an increase in equities financing. The increase from intermediation activities primarily reflected significantly higher revenues in interest rate products, largely offset by significantly lower revenues in commodities and equity products.
Other principal transactions revenues in the consolidated statements of earnings were $947 million for the second quarter of 2024, compared with $179 million for the second quarter of 2023, with the increase primarily reflecting net gains from real estate investments compared with significant net losses in the prior year period, partially offset by the impact of the sale of the Marcus loans portfolio in 2023 (including a gain of approximately $100 million related to the sale of substantially all of the remaining portfolio in the second quarter of 2023).
Net Interest Income. Net interest income in the consolidated statements of earnings was $2.24 billion for the second quarter of 2024, 33% higher than the second quarter of 2023, reflecting a significant increase in interest income, partially offset by a significant increase in interest expense. The increase in interest income primarily related to trading assets, reflecting the impact of higher average balances and higher average interest rates, and collateralized agreements and other interest-earning assets, both reflecting the impact of higher average interest rates. The increase in interest expense primarily related to collateralized financings, reflecting the impact of higher average balances, and deposits and other interest-bearing liabilities, both reflecting the impact of higher average interest rates. See “Statistical Disclosures — Distribution of Assets, Liabilities and Shareholders’ Equity” for further information about our sources of net interest income.

111	Goldman Sachs June 2024 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
Six Months Ended June 2024 versus June 2023. Net revenues in the consolidated statements of earnings were $26.94 billion for the first half of 2024, 17% higher than the first half of 2023, primarily reflecting significantly higher other principal transactions revenues and investment banking revenues, higher net revenues in market making and investment management revenues and higher net interest income.
Non-Interest Revenues. Investment banking revenues in the consolidated statements of earnings were $3.82 billion for the first half of 2024, 27% higher than the first half of 2023, reflecting significantly higher revenues in debt underwriting, primarily driven by leveraged finance activity, higher revenues in advisory, reflecting an increase in completed mergers and acquisitions transactions, and significantly higher revenues in equity underwriting, primarily from initial public and convertible offerings.
Investment management revenues in the consolidated statements of earnings were $5.02 billion for the first half of 2024, 8% higher than the first half of 2023, due to higher management and other fees, primarily reflecting the impact of higher average AUS.
Commissions and fees in the consolidated statements of earnings were $2.13 billion for the first half of 2024, 7% higher than the first half of 2023, due to higher commissions and fees in Equities, primarily reflecting generally higher market volumes and increased transaction fees.
Market making revenues in the consolidated statements of earnings were $10.22 billion for the first half of 2024, 4% higher than the first half of 2023, reflecting higher revenues in intermediation and slightly higher revenues in financing. The increase from intermediation activities primarily reflected significantly higher revenues in interest rate products, mortgages and currencies, partially offset by significantly lower revenues in commodities and equity products. The increase from financing activities reflected significantly higher revenues in equities financing, largely offset by significantly lower revenues from FICC financing.
Other principal transactions revenues in the consolidated statements of earnings were $1.91 billion for the first half of 2024, compared with $234 million for the first half of 2023, with the increase primarily reflecting net gains from real estate investments compared with significant net losses in the prior year period and the impact of the sale of the Marcus loans portfolio in 2023 (including net revenues of approximately $(370) million related to the sale of substantially all of the portfolio in the first half of 2023).

Net Interest Income. Net interest income in the consolidated statements of earnings was $3.85 billion for the first half of 2024, 11% higher than the first half of 2023, reflecting a significant increase in interest income, partially offset by a significant increase in interest expense. The increase in interest income primarily related to trading assets, reflecting the impact of higher average balances, and collateralized agreements, other interest-earning assets, and investments, each reflecting the impact of higher average interest rates. The increase in interest expense primarily related to collateralized financings, reflecting the impact of higher average balances, and deposits and other interest-bearing liabilities, both reflecting the impact of higher average interest rates. See “Statistical Disclosures — Distribution of Assets, Liabilities and Shareholders’ Equity” for further information about our sources of net interest income.
Provision for Credit Losses
Provision for credit losses consists of provision for credit losses on financial assets and commitments accounted for at amortized cost, including loans and lending commitments held for investment. See Note 9 to the consolidated financial statements for further information about the provision for credit losses on loans and lending commitments.
The table below presents our provision for credit losses.

	Three Months Ended June		Six Months Ended June
$ in millions	2024	2023	2024	2023
Provision for credit losses	$282	$615	$600	$444
Three Months Ended June 2024 versus June 2023. Provision for credit losses in the consolidated statements of earnings was $282 million for the second quarter of 2024, compared with $615 million for the second quarter of 2023. Provisions for the second quarter of 2024 reflected net provisions related to the credit card portfolio (driven by net charge-offs), partially offset by a reserve release related to the wholesale portfolio. Provisions for the second quarter of 2023 reflected net provisions related to the credit card and point-of-sale loan portfolios (driven by net charge-offs and growth) and wholesale loans (driven by impairments), partially offset by a reserve reduction related to the repayment of a term deposit with First Republic.

Goldman Sachs June 2024 Form 10-Q	112

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
Six Months Ended June 2024 versus June 2023. Provision for credit losses in the consolidated statements of earnings was $600 million for the first half of 2024, compared with $444 million for the first half of 2023. Provisions for the first half of 2024 reflected net provisions related to the credit card portfolio (driven by net charge-offs). Provisions for the first half of 2023 reflected net provisions related to the credit card and point-of-sale loan portfolios (driven by net charge-offs and growth), partially offset by a reserve reduction of approximately $440 million related to the sale of substantially all of the Marcus loans portfolio.
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
The table below presents our operating expenses by line item and headcount.

	Three Months Ended June		Six Months Ended June
$ in millions	2024	2023	2024	2023
Compensation and benefits	$4,240	$3,619	$8,825	$7,709
Transaction based	1,654	1,385	3,151	2,790
Market development	153	146	306	318
Communications and technology	500	482	970	948
Depreciation and amortization	646	1,594	1,273	2,564
Occupancy	244	253	491	518
Professional fees	393	392	777	775
Other expenses	703	673	1,398	1,324
Total operating expenses	$8,533	$8,544	$17,191	$16,946
Headcount at period-end	44,300	44,600
Three Months Ended June 2024 versus June 2023. Operating expenses in the consolidated statements of earnings were $8.53 billion for the second quarter of 2024, essentially unchanged compared with the second quarter of 2023. Our efficiency ratio was 67.0% for the second quarter of 2024, compared with 78.4% for the second quarter of 2023.

Operating expenses, compared with the second quarter of 2023, reflected decreases driven by an impairment of goodwill related to Consumer platforms in the prior year period and significantly lower impairments related to commercial real estate in CIEs (both in depreciation and amortization), offset by increases from higher compensation and benefits expenses (reflecting improved operating performance) and higher transaction based expenses. In the second quarter of 2024, the FDIC notified banks subject to the special assessment fee of the updated estimated cost to the Deposit Insurance Fund resulting from the closures in 2023 of Silicon Valley Bank and Signature Bank. As a result, we recognized an incremental pre-tax expense of $19 million in the second quarter of 2024. Net provisions for litigation and regulatory proceedings were $104 million for the second quarter of 2024 compared with $19 million for the second quarter of 2023.
As of June 2024, headcount was essentially unchanged compared with March 2024.
Six Months Ended June 2024 versus June 2023. Operating expenses in the consolidated statements of earnings were $17.19 billion for the first half of 2024, essentially unchanged compared with the first half of 2023. Our efficiency ratio was 63.8% for the first half of 2024, compared with 73.3% for the first half of 2023. The ratio of compensation and benefits to net revenues, net of provision for credit losses, was 33.5% for the first half of 2024, compared with 33.0% for the first quarter of 2024 and 34.0% for the first half of 2023.
Operating expenses, compared with the first half of 2023, reflected increases driven by higher compensation and benefits expenses (reflecting improved operating performance) and higher transaction based expenses, largely offset by decreases driven by significantly lower impairments related to commercial real estate in CIEs and an impairment of goodwill related to Consumer platforms in the prior year period (both in depreciation and amortization). In the first and second quarters of 2024, the FDIC notified banks subject to the special assessment fee of the updated estimated cost to the Deposit Insurance Fund resulting from the closures in 2023 of Silicon Valley Bank and Signature Bank. As a result, we recognized an incremental pre-tax expense of $97 million in the first half of 2024. Net provisions for litigation and regulatory proceedings were $127 million for the first half of 2024 compared with $91 million for the first half of 2023.
As of June 2024, headcount decreased 2% compared with December 2023, primarily reflecting the impact of the sale of GreenSky Holdings, LLC (GreenSky).

113	Goldman Sachs June 2024 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
Provision for Taxes
The effective income tax rate for the first half of 2024 was 21.6%, up from the full year income tax rate of 20.7% for 2023, primarily due to a decrease in permanent tax benefits, partially offset by a decrease in taxes on non-U.S. earnings and changes in the geographic mix of earnings. The increase compared with 21.1% for the first quarter of 2024 was primarily due to a decrease in the impact of permanent tax benefits.
The Organisation for Economic Co-operation and Development (OECD) Global Anti-Base Erosion Model Rules (Pillar II) aim to ensure that multinationals with revenues in excess of EUR 750 million pay a minimum effective corporate tax rate of 15% (minimum tax) in each jurisdiction in which they operate. The U.K. and other jurisdictions in which we operate have adopted certain portions of the OECD directive (Pillar II legislation) effective beginning in calendar year 2024. The Pillar II legislation did not have a material impact on our effective tax rate for the first half of 2024 and we do not expect a material impact on our 2024 annual effective tax rate based on our current interpretation of the guidance published by the OECD and enacted legislation. We expect additional guidance or legislation to be issued by the OECD and various jurisdictions in the second half of 2024 which could impact any minimum tax we owe in future periods, possibly materially, and our effective tax rate could increase in 2025 and thereafter. This minimum tax, if any, will be recognized in the period in which it is incurred.
We expect our 2024 annual effective tax rate to be approximately 22%.
Segment Assets and Operating Results
Segment Assets. The table below presents assets by segment.

	As of
	June	December
$ in millions	2024	2023
Global Banking & Markets	$1,399,273	$1,381,247
Asset & Wealth Management	193,407	191,863
Platform Solutions	60,633	68,484
Total	$1,653,313	$1,641,594
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

Segment Operating Results. The table below presents our segment operating results.

	Three Months Ended June		Six Months Ended June
$ in millions	2024	2023	2024	2023
Global Banking & Markets
Net revenues	$8,184	$7,189	$17,910	$15,633
Provision for credit losses	(55)	56	41	185
Operating expenses	5,075	4,282	10,228	8,911
Pre-tax earnings	$3,164	$2,851	$7,641	$6,537
Net earnings to common	$2,338	$1,982	$5,715	$4,858
Average common equity	$76,071	$71,205	$75,424	$70,362
Return on average common equity	12.3%	11.1%	15.2%	13.8%

Asset & Wealth Management
Net revenues	$3,878	$3,047	$7,667	$6,263
Provision for credit losses	(58)	15	(80)	(550)
Operating expenses	3,037	3,275	5,971	6,443
Pre-tax earnings/(loss)	$899	$(243)	$1,776	$370
Net earnings/(loss) to common	$673	$(239)	$1,326	$225
Average common equity	$26,058	$31,047	$26,213	$31,781
Return on average common equity	10.3%	(3.1)%	10.1%	1.4%

Platform Solutions
Net revenues	$669	$659	$1,367	$1,223
Provision for credit losses	395	544	639	809
Operating expenses	421	987	992	1,592
Pre-tax earnings/(loss)	$(147)	$(872)	$(264)	$(1,178)
Net earnings/(loss) to common	$(120)	$(672)	$(219)	$(925)
Average common equity	$4,347	$4,022	$4,552	$3,965
Return on average common equity	(11.0)%	(66.8)%	(9.6)%	(46.7)%

Total
Net revenues	$12,731	$10,895	$26,944	$23,119
Provision for credit losses	282	615	600	444
Operating expenses	8,533	8,544	17,191	16,946
Pre-tax earnings	$3,916	$1,736	$9,153	$5,729
Net earnings to common	$2,891	$1,071	$6,822	$4,158
Average common equity	$106,476	$106,274	$106,189	$106,108
Return on average common equity	10.9%	4.0%	12.8%	7.8%
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

Goldman Sachs June 2024 Form 10-Q	114

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

115	Goldman Sachs June 2024 Form 10-Q

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
The table below presents our Global Banking & Markets assets.

	As of
	June	December
$ in millions	2024	2023
Cash and cash equivalents	$145,822	$168,857
Collateralized agreements	382,826	401,554
Customer and other receivables	124,088	117,633
Trading assets	468,031	435,275
Investments	136,844	122,350
Loans	123,076	117,464
Other assets	18,586	18,114
Total	$1,399,273	$1,381,247

The table below presents details about our Global Banking & Markets loans.

	As of
	June	December
$ in millions	2024	2023
Corporate	$25,714	$24,159
Real estate	34,583	34,813
Securities-based	3,819	3,758
Other collateralized	60,082	55,527
Installment	112	173
Other	157	475
Loans, gross	124,467	118,905
Allowance for loan losses	(1,391)	(1,441)
Total loans	$123,076	$117,464
Our average Global Banking & Markets gross loans were $124.57 billion for the three months ended June 2024, $110.21 billion for the three months ended June 2023, $122.94 billion for the six months ended June 2024 and $109.84 billion for the six months ended June 2023.
The table below presents our Global Banking & Markets operating results.

	Three Months Ended June		Six Months Ended June
$ in millions	2024	2023	2024	2023
Advisory	$688	$645	$1,699	$1,463
Equity underwriting	423	338	793	593
Debt underwriting	622	448	1,321	954
Investment banking fees	1,733	1,431	3,813	3,010
FICC intermediation	2,330	2,089	5,801	5,369
FICC financing	850	622	1,702	1,273
FICC	3,180	2,711	7,503	6,642
Equities intermediation	1,786	1,533	3,775	3,274
Equities financing	1,383	1,433	2,705	2,707
Equities	3,169	2,966	6,480	5,981
Other	102	81	114	–
Net revenues	8,184	7,189	17,910	15,633
Provision for credit losses	(55)	56	41	185
Operating expenses	5,075	4,282	10,228	8,911
Pre-tax earnings	3,164	2,851	7,641	6,537
Provision for taxes	706	760	1,651	1,460
Net earnings	2,458	2,091	5,990	5,077
Preferred stock dividends	120	109	275	219
Net earnings to common	$2,338	$1,982	$5,715	$4,858

Average common equity	$76,071	$71,205	$75,424	$70,362
Return on average common equity	12.3%	11.1%	15.2%	13.8%

Goldman Sachs June 2024 Form 10-Q	116

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
The table below presents our FICC and Equities net revenues by line item in the consolidated statements of earnings.

$ in millions	FICC	Equities
Three Months Ended June 2024
Market making	$2,131	$2,094
Commissions and fees	–	1,030
Other principal transactions	240	17
Net interest income	809	28
Total	$3,180	$3,169
Three Months Ended June 2023
Market making	$2,312	$2,039
Commissions and fees	–	889
Other principal transactions	165	24
Net interest income	234	14
Total	$2,711	$2,966
Six Months Ended June 2024
Market making	$5,723	$4,494
Commissions and fees	–	2,074
Other principal transactions	483	37
Net interest income	1,297	(125)
Total	$7,503	$6,480
Six Months Ended June 2023
Market making	$5,885	$3,899
Commissions and fees	–	1,925
Other principal transactions	237	47
Net interest income	520	110
Total	$6,642	$5,981
In the table above:
•See “Net Revenues” for information about market making revenues, commissions and fees, other principal transactions revenues and net interest income. See Note 25 to the consolidated financial statements for net interest income by segment.
•The primary driver of net revenues for FICC intermediation for all periods was client activity.
•The increase in net interest income across FICC and Equities for the second quarter of 2024 compared with the second quarter of 2023 reflected an increase in higher-yielding assets and a shift towards non-interest-bearing liabilities. Due to the nature of activities within FICC and Equities and the composition of their associated balance sheet, we assess the performance of these businesses based on total net revenues, as offsets can occur across revenue line items. For example, cash instruments that generate interest income are in some cases hedged or funded by derivatives for which changes in fair value are reflected in market making revenues. Also, certain activities produce market making revenues but incur interest expense related to the funding of the related inventory.

The table below presents our financial advisory and underwriting transaction volumes.

	Three Months Ended June		Six Months Ended June
$ in billions	2024	2023	2024	2023
Announced mergers and acquisitions	$256	$189	$499	$305
Completed mergers and acquisitions	$276	$143	$483	$360
Equity and equity-related offerings	$16	$10	$30	$21
Debt offerings	$55	$58	$142	$131
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
Operating Environment. During the second quarter of 2024, Global Banking & Markets operated in an environment generally characterized by continued broad macroeconomic concerns, including concerns and uncertainty about inflation, prolonged geopolitical stresses, central bank policy and the potential outcomes of national elections.
In investment banking, industry-wide completed mergers and acquisitions transactions declined compared with the first quarter of 2024, while industry-wide equity underwriting volumes improved but still remained below historical averages. Industry-wide debt underwriting volumes declined compared with a strong level of activity in the first quarter of 2024.
In interest rates, the yields on 10-year U.S. and U.K. government bonds increased during the quarter. In equities, the S&P 500 Index increased by 4% and the MSCI World Index increased by 2% compared with the end of the first quarter of 2024.

117	Goldman Sachs June 2024 Form 10-Q

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
Three Months Ended June 2024 versus June 2023. Net revenues in Global Banking & Markets were $8.18 billion for the second quarter of 2024, 14% higher than the second quarter of 2023.
Investment banking fees were $1.73 billion, 21% higher than the second quarter of 2023, reflecting significantly higher net revenues in Debt underwriting, primarily driven by leveraged finance activity, higher net revenues in Equity underwriting, primarily from convertible and initial public offerings, and slightly higher net revenues in Advisory.
As of June 2024, our Investment banking fees backlog increased significantly compared with March 2024, driven by potential advisory transactions and by potential debt underwriting transactions (primarily from leveraged finance transactions).
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
Net revenues in FICC were $3.18 billion, 17% higher than the second quarter of 2023, reflecting higher net revenues in FICC intermediation (due to significantly higher net revenues in interest rate products and currencies and higher net revenues in mortgages, partially offset by significantly lower net revenues in commodities and lower net revenues in credit products) and significantly higher net revenues in FICC financing (driven by mortgages and structured lending).

The increase in FICC intermediation net revenues reflected improved market-making conditions on our inventory. The following provides information about our FICC intermediation net revenues by business, compared with results for the second quarter of 2023:
•Net revenues in interest rate products, currencies and mortgages reflected improved market-making conditions on our inventory.
•Net revenues in commodities primarily reflected the impact of less favorable market-making conditions on our inventory.
•Net revenues in credit products reflected lower client activity.
Net revenues in Equities were $3.17 billion, 7% higher than the second quarter of 2023, reflecting higher net revenues in Equities intermediation, driven by significantly higher net revenues in derivatives, partially offset by lower net revenues in cash products. Net revenues in Equities financing were slightly lower, reflecting significantly lower net revenues from portfolio financing, largely offset by significantly higher net revenues from prime financing.
Net revenues in Other were $102 million for the second quarter of 2024, compared with $81 million for the second quarter of 2023.
Provision for credit losses was a net benefit of $55 million for the second quarter of 2024, compared with a net provision of $56 million for the second quarter of 2023. The net benefit for the second quarter of 2024 reflected a reserve release relating to the wholesale portfolio. Provisions for the second quarter of 2023 reflected net provisions related to the commercial real estate portfolio, partially offset by a reserve reduction related to the repayment of a term deposit with First Republic.
Operating expenses were $5.08 billion for the second quarter of 2024, 19% higher than the second quarter of 2023, primarily due to significantly higher compensation and benefits expenses (reflecting improved operating performance) and significantly higher transaction based expenses. Pre-tax earnings were $3.16 billion for the second quarter of 2024, 11% higher than the second quarter of 2023.

Goldman Sachs June 2024 Form 10-Q	118

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
Six Months Ended June 2024 versus June 2023. Net revenues in Global Banking & Markets were $17.91 billion for the first half of 2024, 15% higher than the first half of 2023.
Investment banking fees were $3.81 billion, 27% higher than the first half of 2023, reflecting significantly higher net revenues in Debt underwriting, primarily driven by leveraged finance activity, higher net revenues in Advisory, reflecting an increase in completed mergers and acquisitions transactions, and significantly higher net revenues in Equity underwriting, primarily from initial public and convertible offerings.
As of June 2024, our Investment banking fees backlog increased slightly compared with December 2023, due to significantly higher estimated net revenues from potential debt underwriting transactions (primarily from structured finance offerings), partially offset by significantly lower estimated net revenues from potential equity underwriting transactions (primarily from initial public offerings).
Net revenues in FICC were $7.50 billion, 13% higher than the first half of 2023, reflecting higher net revenues in FICC intermediation (due to significantly higher net revenues in currencies and mortgages, and higher net revenues in interest rate products and credit products, partially offset by significantly lower net revenues in commodities) and significantly higher net revenues in FICC financing (driven by mortgages and structured lending).
The increase in FICC intermediation net revenues reflected improved market-making conditions on our inventory, partially offset by significantly lower client activity. The following provides information about our FICC intermediation net revenues by business, compared with results for the first half of 2023:
•Net revenues in currencies, mortgages and credit products reflected improved market-making conditions on our inventory. Net revenues in interest rate products also reflected improved market-making conditions on our inventory, partially offset by lower client activity.
•Net revenues in commodities reflected lower client activity.
Net revenues in Equities were $6.48 billion, 8% higher than the first half of 2023, due to higher net revenues in Equities intermediation, reflecting significantly higher net revenues in derivatives, partially offset by lower net revenues in cash products. Net revenues in Equities financing were essentially unchanged, as significantly higher net revenues from prime financing was offset by significantly lower net revenues from portfolio financing.
Net revenues in Other were $114 million for the first half of 2024, reflecting significantly lower net losses on hedges, compared with the first half of 2023.
Provision for credit losses was $41 million for the first half of 2024, compared with $185 million for the first half of 2023. Provisions for the first half of 2023 primarily reflected net provisions related to the commercial real estate portfolio.
Operating expenses were $10.23 billion for the first half of 2024, 15% higher than the first half of 2023, primarily due to higher compensation and benefits expenses (reflecting improved operating performance) and higher transaction based expenses. Pre-tax earnings were $7.64 billion for the first half of 2024, 17% higher than the first half of 2023.
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

119	Goldman Sachs June 2024 Form 10-Q

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

The table below presents our Asset & Wealth Management assets.

	As of
	June	December
$ in millions	2024	2023
Cash and cash equivalents	$42,306	$48,677
Collateralized agreements	13,881	14,020
Customer and other receivables	17,696	14,859
Trading assets	36,671	27,324
Investments	24,077	24,487
Loans	43,896	45,866
Other assets	14,880	16,630
Total	$193,407	$191,863
The table below presents details about our Asset & Wealth Management loans.

	As of
	June	December
$ in millions	2024	2023
Corporate	$9,271	$11,715
Real estate	16,974	16,603
Securities-based	10,777	10,863
Other collateralized	6,634	6,698
Other	1,269	1,121
Loans, gross	44,925	47,000
Allowance for loan losses	(1,029)	(1,134)
Total loans	$43,896	$45,866
The average Asset & Wealth Management gross loans were $45.14 billion for the three months ended June 2024, $52.97 billion for the three months ended June 2023, $45.86 billion for the six months ended June 2024 and $54.97 billion for the six months ended June 2023.
The table below presents our Asset & Wealth Management operating results.

	Three Months Ended June		Six Months Ended June
$ in millions	2024	2023	2024	2023
Management and other fees	$2,536	$2,354	$4,988	$4,636
Incentive fees	46	25	134	78
Private banking and lending	707	874	1,389	1,228
Equity investments	292	(403)	514	(284)
Debt investments	297	197	642	605
Net revenues	3,878	3,047	7,667	6,263
Provision for credit losses	(58)	15	(80)	(550)
Operating expenses	3,037	3,275	5,971	6,443
Pre-tax earnings/(loss)	899	(243)	1,776	370
Provision/(benefit) for taxes	199	(35)	384	82
Net earnings/(loss)	700	(208)	1,392	288
Preferred stock dividends	27	31	66	63
Net earnings/(loss) to common	$673	$(239)	$1,326	$225

Average common equity	$26,058	$31,047	$26,213	$31,781
Return on average common equity	10.3%	(3.1)%	10.1%	1.4%
In the table above, Management and other fees included fees from alternatives of $548 million for the three months ended June 2024, $521 million for the three months ended June 2023, $1.03 billion for the six months ended June 2024 and $1.02 billion for the six months ended June 2023.
Our target is to achieve annual firmwide management and other fees of more than $10 billion in 2024. This includes more than $2 billion from alternatives, which was surpassed in 2023.

Goldman Sachs June 2024 Form 10-Q	120

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
Our target is to achieve pre-tax margins in the mid-twenties and ROE in the mid-teens within the medium term (three to five year time horizon from year-end 2022) for Asset & Wealth Management. The pre-tax margin for Asset & Wealth Management was 23% for the first half of 2024.
The table below presents our Asset management and Wealth management net revenues by line item in Asset & Wealth Management.

$ in millions	Asset management	Wealth management	Asset & Wealth Management
Three Months Ended June 2024
Management and other fees	$1,099	$1,437	$2,536
Incentive fees	46	–	46
Private banking and lending	–	707	707
Equity investments	290	2	292
Debt investments	297	–	297
Total	$1,732	$2,146	$3,878
Three Months Ended June 2023
Management and other fees	$1,029	$1,325	$2,354
Incentive fees	25	–	25
Private banking and lending	–	874	874
Equity investments	(403)	–	(403)
Debt investments	197	–	197
Total	$848	$2,199	$3,047
Six Months Ended June 2024
Management and other fees	$2,212	$2,776	$4,988
Incentive fees	134	–	134
Private banking and lending	–	1,389	1,389
Equity investments	512	2	514
Debt investments	642	–	642
Total	$3,500	$4,167	$7,667
Six Months Ended June 2023
Management and other fees	$2,062	$2,574	$4,636
Incentive fees	78	–	78
Private banking and lending	–	1,228	1,228
Equity investments	(284)	–	(284)
Debt investments	605	–	605
Total	$2,461	$3,802	$6,263
The table below presents our Equity investments net revenues by equity type and asset class.

	Three Months Ended June		Six Months Ended June
$ in millions	2024	2023	2024	2023
Equity Type
Private equity	$374	$(304)	$704	$(270)
Public equity	(82)	(99)	(190)	(14)
Total	$292	$(403)	$514	$(284)

Asset Class
Real estate	$147	$(250)	$252	$(240)
Corporate	145	(153)	262	(44)
Total	$292	$(403)	$514	$(284)
The table below presents details about our Debt investments net revenues.

	Three Months Ended June		Six Months Ended June
$ in millions	2024	2023	2024	2023
Fair value net gains/(losses)	$27	$(190)	$104	$(144)
Net interest income	270	387	538	749
Total	$297	$197	$642	$605
Operating Environment. During the second quarter of 2024, Asset & Wealth Management operated in an environment generally characterized by continued broad macroeconomic concerns, including persistent concerns about the commercial real estate market. However, global equity prices were generally higher compared with the end of the first quarter of 2024, positively affecting assets under supervision.
In the future, if market and economic conditions deteriorate, it may lead to a decline in asset prices, or investors transitioning to asset classes that typically generate lower fees or withdrawing their assets, and net revenues in Asset & Wealth Management would likely be negatively impacted.
Three Months Ended June 2024 versus June 2023. Net revenues in Asset & Wealth Management were $3.88 billion for the second quarter of 2024, 27% higher than the second quarter of 2023, reflecting net gains in Equity investments compared with net losses in the prior year period, higher Management and other fees and higher net revenues in Debt investments, partially offset by lower net revenues in Private Banking and lending.
The increase in Equity investments net revenues primarily reflected net gains from real estate investments compared with significant net losses in the prior year period. The increase in Management and other fees primarily reflected the impact of higher average assets under supervision. The increase in Debt investments net revenues reflected significantly lower net losses from real estate investments, partially offset by significantly lower net interest income due to a reduction in the Debt investments balance sheet. The decrease in Private banking and lending net revenues reflected the impact of the sale of the Marcus loans portfolio in 2023 (including a gain of approximately $100 million related to the sale of substantially all of the remaining portfolio in the second quarter of 2023).
Provision for credit losses was a net benefit of $58 million for the second quarter of 2024, compared with a net provision of $15 million for the second quarter of 2023. The net benefit for the second quarter of 2024 reflected a reserve reduction related to sales and paydowns. Provisions for the second quarter of 2023 reflected impairments on wholesale loans, offset by a reserve reduction related to sales and paydowns.
Operating expenses were $3.04 billion for the second quarter of 2024, 7% lower than the second quarter of 2023, due to significantly lower impairments related to commercial real estate in CIEs, partially offset by higher compensation and benefits expenses (reflecting improved operating performance). Pre-tax earnings were $899 million for the second quarter of 2024, compared with a pre-tax loss of $243 million for the second quarter of 2023.

121	Goldman Sachs June 2024 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
Six Months Ended June 2024 versus June 2023. Net revenues in Asset & Wealth Management were $7.67 billion for the first half of 2024, 22% higher than the first half of 2023, primarily reflecting net gains in Equity investments compared with net losses in the prior year period, higher Management and other fees and higher net revenues in Private banking and lending.
The increase in Equity investments net revenues primarily reflected net gains from real estate investments compared with significant net losses in the prior year period. The increase in Management and other fees primarily reflected higher average assets under supervision. The increase in Private banking and lending net revenues primarily reflected the impact of the sale of the Marcus loans portfolio in 2023 (including net revenues of approximately $(370) million related to the sale of substantially all of the portfolio in the first half of 2023). Debt investments net revenues were higher, reflecting significantly lower net losses from real estate investments, partially offset by significantly lower net interest income due to a reduction in the Debt investments balance sheet.
Provision for credit losses was a net benefit of $80 million for the first half of 2024, compared with a net benefit of $550 million for the first half of 2023. The net benefit for the first half of 2024 reflected a reserve reduction related to sales and paydowns. The net benefit for the first half of 2023 reflected reserve reductions related to the sale of substantially all of the Marcus loans portfolio (a reduction of approximately $440 million), as well as other sales and paydowns.
Operating expenses were $5.97 billion for the first half of 2024, 7% lower than the first half of 2023, due to significantly lower impairments related to commercial real estate in CIEs, partially offset by higher compensation and benefits expenses (reflecting improved operating performance). Pre-tax earnings were $1.78 billion for the first half of 2024, compared with pre-tax earnings of $370 million for the first half of 2023.
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

The table below presents information about our firmwide period-end AUS by asset class, client channel, region and vehicle.

	As of June
$ in billions	2024	2023
Asset Class
Alternative investments	$314	$267
Equity	735	627
Fixed income	1,147	1,056
Total long-term AUS	2,196	1,950
Liquidity products	738	764
Total AUS	$2,934	$2,714

Client Channel
Institutional	$1,063	$955
Wealth management	865	772
Third-party distributed	1,006	987
Total AUS	$2,934	$2,714

Region
Americas	$2,061	$1,931
EMEA	669	588
Asia	204	195
Total AUS	$2,934	$2,714

Vehicle
Separate accounts	$1,630	$1,462
Public funds	916	914
Private funds and other	388	338
Total AUS	$2,934	$2,714
In the table above:
•Liquidity products includes money market funds and private bank deposits.
•EMEA represents Europe, Middle East and Africa.
Total wealth management client assets (consisting of AUS, brokerage assets and Marcus deposits) were approximately $1.5 trillion as of June 2024.
The table below presents changes in our AUS.

	Three Months Ended June		Six Months Ended June
$ in billions	2024	2023	2024	2023
Beginning balance	$2,848	$2,672	$2,812	$2,547
Net inflows/(outflows):
Alternative investments	18	(1)	18	–
Equity	6	(3)	7	(5)
Fixed income	7	12	30	21
Total long-term AUS net inflows/(outflows)	31	8	55	16
Liquidity products	40	4	1	53
Total AUS net inflows/(outflows)	71	12	56	69
Net market appreciation/(depreciation)	15	30	66	98
Ending balance	$2,934	$2,714	$2,934	$2,714

Goldman Sachs June 2024 Form 10-Q	122

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
The table below presents information about our total AUS net inflows/(outflows) by client channel.

	Three Months Ended June		Six Months Ended June
$ in billions	2024	2023	2024	2023
Institutional	$17	$1	$29	$(5)
Wealth management	9	6	26	15
Third-party distributed	45	5	1	59
Total AUS net inflows/(outflows)	$71	$12	$56	$69
The table below presents information about our average monthly firmwide AUS by asset class.

	Average for the
	Three Months Ended June		Six Months Ended June
$ in billions	2024	2023	2024	2023
Asset Class
Alternative investments	$304	$267	$301	$266
Equity	718	606	698	596
Fixed income	1,143	1,050	1,135	1,041
Total long-term AUS	2,165	1,923	2,134	1,903
Liquidity products	718	764	723	739
Total AUS	$2,883	$2,687	$2,857	$2,642
In addition to our AUS, we have discretion over alternative investments where we currently do not earn management fees (non-fee-earning alternative assets).
We earn management fees on client assets that we manage and also receive incentive fees based on a percentage of a fund’s or a separately managed account’s return, or when the return exceeds a specified benchmark or other performance targets. These incentive fees are recognized when it is probable that a significant reversal of such fees will not occur. Our estimated unrecognized incentive fees were $4.10 billion as of June 2024 and $3.77 billion as of December 2023. Such amounts are based on the completion of the funds’ financial statements, which is generally one quarter in arrears. These fees will be recognized, assuming no decline in fair value, if and when it is probable that a significant reversal of such fees will not occur, which is generally when such fees are no longer subject to fluctuations in the market value of the assets.
The table below presents our average effective management fee (which excludes non-asset-based fees) earned on our firmwide AUS by asset class.

	Three Months Ended June		Six Months Ended June
Effective fees (bps)	2024	2023	2024	2023
Alternative investments	61	65	62	65
Equity	55	57	55	58
Fixed income	17	17	17	18
Liquidity products	15	15	15	15
Total average effective fee	31	31	31	31

The table below presents details about our monthly average AUS for alternative investments and the average effective management fee we earned on such assets.

$ in billions	Direct strategies	Fund of funds	Total
Three Months Ended June 2024
Average AUS
Corporate equity	$33	$82	$115
Credit	47	10	57
Real estate	13	14	27
Hedge funds and other	42	25	67
Funds and discretionary accounts	$135	$131	$266
Advisory accounts			38
Total average AUS for alternative investments			$304
Effective Fees (bps)
Corporate equity	119	56	75
Credit	81	16	71
Real estate	84	27	55
Hedge funds and other	66	49	60
Funds and discretionary accounts	86	48	68
Advisory accounts			17
Total average effective fee			61
Three Months Ended June 2023
Average AUS
Corporate equity	$29	$69	$98
Credit	43	2	45
Real estate	12	8	20
Hedge funds and other	42	23	65
Funds and discretionary accounts	$126	$102	$228
Advisory accounts			39
Total average AUS for alternative investments			$267
Effective Fees (bps)
Corporate equity	124	59	78
Credit	78	43	77
Real estate	88	43	69
Hedge funds and other	69	52	63
Funds and discretionary accounts	86	56	73
Advisory accounts			16
Total average effective fee			65
Six Months Ended June 2024
Average AUS
Corporate equity	$32	$81	$113
Credit	47	9	56
Real estate	13	13	26
Hedge funds and other	42	24	66
Funds and discretionary accounts	$134	$127	$261
Advisory accounts			40
Total average AUS for alternative investments			$301
Effective Fees (bps)
Corporate equity	119	58	76
Credit	81	15	71
Real estate	83	29	57
Hedge funds and other	66	50	61
Funds and discretionary accounts	86	50	69
Advisory accounts			16
Total average effective fee			62
Six Months Ended June 2023
Average AUS
Corporate equity	$28	$69	$97
Credit	43	2	45
Real estate	12	8	20
Hedge funds and other	42	22	64
Funds and discretionary accounts	$125	$101	$226
Advisory accounts			40
Total average AUS for alternative investments			$266
Effective Fees (bps)
Corporate equity	129	61	81
Credit	79	50	78
Real estate	83	46	67
Hedge funds and other	67	54	62
Funds and discretionary accounts	86	58	74
Advisory accounts			16
Total average effective fee			65

123	Goldman Sachs June 2024 Form 10-Q

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

$ in billions	AUS	Non-fee-earning alternative assets	Total alternative assets
As of June 2024
Corporate equity	$119	$77	$196
Credit	58	81	139
Real estate	29	25	54
Hedge funds and other	71	3	74
Funds and discretionary accounts	277	186	463
Advisory accounts	37	1	38
Total alternative investments	$314	$187	$501
As of June 2023
Corporate equity	$98	$79	$177
Credit	45	75	120
Real estate	20	33	53
Hedge funds and other	65	2	67
Funds and discretionary accounts	228	189	417
Advisory accounts	39	1	40
Total alternative investments	$267	$190	$457
In the table above:
•Corporate equity primarily includes private equity.
•Total alternative assets included uncalled capital that is available for future investing of $59 billion as of June 2024 and $56 billion as of June 2023.
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
We announced a strategic objective of growing our third-party alternatives business and established a target of achieving gross inflows of $225 billion for alternative investments from the beginning of 2020 through the end of 2024. We surpassed this target in 2023. We also target growing our total credit alternative assets from $130 billion as of December 2023 to $300 billion over the next five years.

The table below presents information about third-party commitments raised in our alternatives business from the beginning of 2020 through the second quarter of 2024.

As of
$ in billions	June 2024
Included in AUS	$209
Included in non-fee-earning alternative assets	78
Third-party commitments raised	$287
In the table above, commitments included in non-fee-earning alternative assets included approximately $60 billion, which will begin to earn fees (and become AUS) if and when the commitments are drawn and assets are invested. In the first half of 2024, we raised $36 billion (including $22 billion in the second quarter of 2024) in third-party commitments in our alternatives business. We expect to exceed $50 billion in fundraising during 2024.
The table below presents information about alternative investments in Asset & Wealth Management that we hold on our balance sheet by asset type.

	As of
	June	December
$ in billions	2024	2023
Loans	$10.2	$12.9
Debt securities	9.8	10.8
Equity securities	13.5	13.2
CIE investments and other	7.2	9.3
Total	$40.7	$46.2
The table below presents further information about our alternative investments in Asset & Wealth Management that we hold on our balance sheet.

	As of
	June	December
$ in billions	2024	2023
Client co-invest	$19.6	$21.3
Firmwide initiatives	8.5	8.6
Historical principal investments:
Loans	2.5	3.5
Debt securities	3.1	3.6
Equity securities	3.6	4.0
CIE investments and other	3.4	5.2
Total historical principal investments	12.6	16.3
Total	$40.7	$46.2
In the table above:
•Client co-invest primarily includes our investments in funds that we raise and manage or where we have invested alongside the third-party investors.
•Firmwide initiatives primarily includes our investments related to the Community Reinvestment Act and our sponsored initiatives, such as One Million Black Women.
•Historical principal investments includes our remaining balance sheet alternative investments portfolio that we plan to reduce. This portfolio was approximately $30 billion as of December 2022 and we expect to sell down the vast majority of this portfolio by the end of 2026.

Goldman Sachs June 2024 Form 10-Q	124

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
The table below presents the rollforward of our alternative investments categorized as historical principal investments for the second quarter of 2024.

Historical
principal
$ in billions	investments
Beginning balance	$14.8
Additions	0.2
Dispositions	(2.4)
Net markups/(markdowns)	–
Ending balance	$12.6
In the table above, dispositions included approximately $200 million of investments that were transferred out of historical principal investments into client co-invest.
The table below presents the commercial real estate investments in Asset & Wealth Management that we hold on our balance sheet.

As of
$ in billions	June 2024
Loans	$1.6
Debt securities	0.4
Equity securities	3.7
CIE investments, net of financings	1.6
Total	$7.3
In the table above:
•Office-related investments included in loans were $0.2 billion, in debt securities were $0.1 billion, in equity securities were $0.3 billion, and in CIE investments, net of financings, were $0.5 billion.
•Commercial real estate investments consisted of approximately 31% of historical principal investments.

Loans and Debt Securities. The table below presents the concentration of loans and debt securities within our alternative investments by accounting classification, region and industry.

	As of
	June	December
$ in billions	2024	2023
Loans	$10.2	$12.9
Debt securities	9.8	10.8
Total	$20.0	$23.7

Accounting Classification
Debt securities at fair value	49%	45%
Loans at amortized cost	48%	49%
Loans at fair value	2%	3%
Loans held for sale	1%	3%
Total	100%	100%

Region
Americas	55%	52%
EMEA	35%	37%
Asia	10%	11%
Total	100%	100%

Industry
Consumer & Retail	11%	11%
Financial Institutions	7%	6%
Healthcare	12%	15%
Industrials	18%	18%
Natural Resources & Utilities	2%	2%
Real Estate	11%	11%
Technology, Media & Telecommunications	29%	28%
Other	10%	9%
Total	100%	100%
Equity Securities. The table below presents the concentration of equity securities within our alternative investments by region and industry.

	As of
	June	December
$ in billions	2024	2023
Equity securities	$13.5	$13.2

Region
Americas	68%	70%
EMEA	15%	15%
Asia	17%	15%
Total	100%	100%

Industry
Consumer & Retail	6%	6%
Financial Institutions	11%	11%
Healthcare	5%	6%
Industrials	9%	10%
Natural Resources & Utilities	14%	13%
Real Estate	28%	30%
Technology, Media & Telecommunications	22%	22%
Other	5%	2%
Total	100%	100%
In the table above:
•Equity securities included $12.1 billion as of both June 2024 and December 2023 of private equity positions, and $1.4 billion as of June 2024 and $1.1 billion as of December 2023 of public equity positions that converted from private equity upon the initial public offerings of the underlying companies.

125	Goldman Sachs June 2024 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
•The concentrations for real estate equity securities as of June 2024 were 14% for multifamily (13% as of December 2023), 2% for office (2% as of December 2023), 6% for mixed use (8% as of December 2023) and 6% for other real estate equity securities (7% as of December 2023).
The table below presents the concentration of equity securities within our alternative investments by vintage.

Vintage
As of June 2024
2017 or earlier	26%
2018 - 2020	29%
2021 - thereafter	45%
Total	100%
As of December 2023
2016 or earlier	25%
2017 - 2019	26%
2020 - thereafter	49%
Total	100%
CIE Investments and Other. CIE investments and other included assets held by CIEs of $4.1 billion as of June 2024 and $5.9 billion as of December 2023, which were funded with liabilities of approximately $2.4 billion as of June 2024 and $3.5 billion as of December 2023. Substantially all such liabilities were nonrecourse, thereby reducing our equity at risk.
The table below presents the concentration of CIE assets, net of financings, within our alternative investments by region and asset class.

	As of
	June	December
$ in billions	2024	2023
CIE assets, net of financings	$1.7	$2.4
Region
Americas	61%	61%
EMEA	29%	25%
Asia	10%	14%
Total	100%	100%
Asset Class
Hospitality	6%	6%
Industrials	17%	16%
Multifamily	16%	13%
Office	29%	24%
Retail	7%	7%
Senior Housing	11%	15%
Student Housing	4%	7%
Other	10%	12%
Total	100%	100%

The table below presents the concentration of CIE assets, net of financings, within our alternative investments by vintage.

Vintage
As of June 2024
2017 or earlier	33%
2018 - 2020	41%
2021 - thereafter	26%
Total	100%
As of December 2023
2016 or earlier	12%
2017 - 2019	57%
2020 - thereafter	31%
Total	100%
Platform Solutions
Platform Solutions includes our consumer platforms, such as partnerships offering credit cards, and transaction banking and other platform businesses.
Platform Solutions generates revenues from the following:
Consumer platforms. Our Consumer platforms business issues credit cards and accepts deposits from Apple Card customers. Consumer platforms revenues primarily includes net interest income earned on credit card lending activities. See “Regulatory and Other Matters — Other Matters — Narrowing our Focus on Consumer-Related Activities” for further information.
Transaction banking and other. We provide transaction banking and other services, such as deposit-taking, payment solutions and other cash management services, for corporate and institutional clients. Transaction banking revenues include net interest income attributed to transaction banking deposits. We also have seller financing loans that were extended to small- and medium-sized retailers. See “Regulatory and Other Matters — Other Matters — Narrowing our Focus on Consumer-Related Activities” for further information.
The table below presents our Platform Solutions assets.

	As of
	June	December
$ in millions	2024	2023
Cash and cash equivalents	$18,198	$24,043
Collateralized agreements	6,540	7,651
Customer and other receivables	216	3
Trading assets	17,279	14,911
Investments	3	2
Loans	17,155	20,028
Other assets	1,242	1,846
Total	$60,633	$68,484

Goldman Sachs June 2024 Form 10-Q	126

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
The table below presents details about our Platform Solutions loans.

	As of
	June	December
$ in millions	2024	2023
Installment	$211	$3,125
Credit cards	19,332	19,361
Other	–	17
Loans, gross	19,543	22,503
Allowance for loan losses	(2,388)	(2,475)
Total loans	$17,155	$20,028
The average Platform Solutions gross loans were $19.24 billion for the three months ended June 2024, $20.36 billion for the three months ended June 2023, $20.63 billion for the six months ended June 2024 and $19.32 billion for the six months ended June 2023.
The table below presents our Platform Solutions operating results.

	Three Months Ended June		Six Months Ended June
$ in millions	2024	2023	2024	2023
Consumer platforms	$599	$577	$1,217	$1,067
Transaction banking and other	70	82	150	156
Net revenues	669	659	1,367	1,223
Provision for credit losses	395	544	639	809
Operating expenses	421	987	992	1,592
Pre-tax earnings/(loss)	(147)	(872)	(264)	(1,178)
Provision/(benefit) for taxes	(32)	(205)	(57)	(263)
Net earnings/(loss)	(115)	(667)	(207)	(915)
Preferred stock dividends	5	5	12	10
Net earnings/(loss) to common	$(120)	$(672)	$(219)	$(925)

Average common equity	$4,347	$4,022	$4,552	$3,965
Return on average common equity	(11.0)%	(66.8)%	(9.6)%	(46.7)%
Our target is to achieve pre-tax profitability by the end of 2025 for Platform Solutions.
Operating Environment. The operating environment for Platform Solutions is mainly impacted by the economic environment in the U.S., which, during the second quarter of 2024, was generally characterized by concerns about inflation, a slightly higher but continued low rate of unemployment and a slight increase in the pace of growth in consumer spending compared with the first quarter of 2024.
In the future, if economic conditions deteriorate, it may lead to a decrease in consumer spending or a deterioration in consumer credit, and net revenues and provision for credit losses in Platform Solutions would likely be negatively impacted.
Three Months Ended June 2024 versus June 2023. Net revenues in Platform Solutions were $669 million for the second quarter of 2024, 2% higher than the second quarter of 2023.

Notwithstanding our strategic decision to narrow our focus on consumer-related activities, Consumer platforms net revenues were slightly higher, reflecting higher average credit card balances and higher average deposit balances, largely offset by the impact of the sale of GreenSky in the first quarter of 2024. Transaction banking and other net revenues were lower, reflecting lower average deposit balances. See “Regulatory and Other Matters — Other Matters — Narrowing our Focus on Consumer-Related Activities” for further information.
Provision for credit losses was $395 million for the second quarter of 2024, compared with $544 million for the second quarter of 2023. Provisions for the second quarter of 2024 reflected net charge-offs related to the credit card portfolio. Provisions for the second quarter of 2023 primarily reflected net charge-offs related to the credit card portfolio and growth in the point-of-sale loans portfolio.
Operating expenses were $421 million for the second quarter of 2024, 57% lower than the second quarter of 2023, largely due to an impairment of goodwill related to Consumer platforms in the prior year period. Pre-tax loss was $147 million for the second quarter of 2024, compared with a pre-tax loss of $872 million for the second quarter of 2023.
Six Months Ended June 2024 versus June 2023. Net revenues in Platform Solutions were $1.37 billion for the first half of 2024, 12% higher than the first half of 2023.
Notwithstanding our strategic decision to narrow our focus on consumer-related activities, Consumer platforms net revenues were higher, reflecting higher average credit card balances and higher average deposit balances, partially offset by the impact of the sale of GreenSky in the first quarter of 2024. Transaction banking and other net revenues were slightly lower. See “Regulatory and Other Matters — Other Matters — Narrowing our Focus on Consumer-Related Activities” for further information.
Provision for credit losses was $639 million for the first half of 2024, compared with $809 million for the first half of 2023. Provisions for the first half of 2024 reflected net charge-offs related to the credit card portfolio. Provisions for the first half of 2023 primarily reflected net charge-offs related to the credit card portfolio and growth in the point-of-sale loans portfolio, partially offset by reserve releases based on actual repayment experience.
Operating expenses were $992 million for the first half of 2024, 38% lower than the first half of 2023, largely due to an impairment of goodwill related to Consumer platforms in the prior year period. Pre-tax loss was $264 million for the first half of 2024, compared with a pre-tax loss of $1.18 billion for the first half of 2023.
Geographic Data
See Note 25 to the consolidated financial statements for a summary of our total net revenues and pre-tax earnings by geographic region.

127	Goldman Sachs June 2024 Form 10-Q

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

Goldman Sachs June 2024 Form 10-Q	128

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
Balance Sheet Analysis and Metrics
As of June 2024, total assets in our consolidated balance sheets were $1.65 trillion, an increase of $11.72 billion from December 2023, reflecting increases in trading assets of $44.47 billion (primarily due to increases in government obligations, reflecting the impact of our and our clients’ activities, partially offset by decreases in equity securities, reflecting the impact of our clients’ activities), investments of $14.09 billion (primarily due to an increase in U.S. government obligations accounted for as available-for-sale) and customer and other receivables of $9.51 billion (primarily reflecting our clients’ activities), partially offset by decreases in cash and cash equivalents of $35.25 billion (primarily reflecting our activity) and collateralized agreements of $19.98 billion (reflecting the impact of our and our clients’ activities). See “Liquidity Risk Management — Cash Flows” for further information about cash and cash equivalents.
As of June 2024, total liabilities in our consolidated balance sheets were $1.53 trillion, an increase of $9.16 billion from December 2023, reflecting increases in customer and other payables of $12.26 billion (primarily reflecting our clients' activities) and deposits of $4.69 billion (due to an increase in consumer deposits, partially offset by decreases in transaction banking deposits and brokered certificates of deposit), partially offset by a decrease in borrowings of $6.42 billion (driven by net maturities).
Our total securities sold under agreements to repurchase (repurchase agreements), accounted for as collateralized financings, were $238.14 billion as of June 2024 and $249.89 billion as of December 2023, which were 4% lower as of June 2024 and 21% higher as of December 2023 than the average daily amount of repurchase agreements over the respective quarters. As of June 2024, the decrease in our repurchase agreements relative to the average daily amount of repurchase agreements during the quarter resulted from lower levels of our and our clients’ activities at the end of the period.
The level of our repurchase agreements fluctuates between and within periods, primarily due to providing clients with access to highly liquid collateral, such as certain government and agency obligations, through collateralized financing activities.
The table below presents information about our balance sheet and leverage ratios.

	As of
	June	December
$ in millions	2024	2023
Total assets	$1,653,313	$1,641,594
Unsecured long-term borrowings	$234,632	$241,877
Total shareholders’ equity	$119,463	$116,905
Leverage ratio	13.8x	14.0x
Debt-to-equity ratio	2.0x	2.1x

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

	As of
	June	December
$ in millions, except per share amounts	2024	2023
Total shareholders’ equity	$119,463	$116,905
Preferred stock	(12,753)	(11,203)
Common shareholders’ equity	106,710	105,702
Goodwill	(5,893)	(5,916)
Identifiable intangible assets	(992)	(1,177)
Tangible common shareholders’ equity	$99,825	$98,609

Book value per common share	$327.13	$313.56
Tangible book value per common share	$306.02	$292.52
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
•Book value per common share and tangible book value per common share are based on common shares outstanding and restricted stock units granted to employees with no future service requirements and not subject to performance or market conditions (collectively, basic shares) of 326.2 million as of June 2024 and 337.1 million as of December 2023. We believe that tangible book value per common share (tangible common shareholders’ equity divided by basic shares) is meaningful because it is a measure that we and investors use to assess capital adequacy. Tangible book value per common share is a non-GAAP measure and may not be comparable to similar non-GAAP measures used by other companies.

129	Goldman Sachs June 2024 Form 10-Q

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
The table below presents information about our funding sources.

	As of
$ in millions	June 2024		December 2023
Deposits	$433,105	36%	$428,417	36%
Collateralized financings	325,197	27%	323,564	27%
Unsecured short-term borrowings	76,769	6%	75,945	6%
Unsecured long-term borrowings	234,632	20%	241,877	21%
Total shareholders’ equity	119,463	11%	116,905	10%
Total	$1,189,166	100%	$1,186,708	100%
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
Deposits. Our deposits provide us with a diversified source of funding and reduce our reliance on wholesale funding. We raise deposits, including savings, demand and time deposits, from consumers, private bank clients, through internal and third-party broker-dealers, transaction banking clients and other institutional clients. Substantially all of our deposits are raised through Goldman Sachs Bank USA (GS Bank USA), Goldman Sachs International Bank (GSIB) and Goldman Sachs Bank Europe SE (GSBE).

The table below presents the types and sources of deposits.

$ in millions	Savings and Demand	Time	Total
As of June 2024
Consumer	$127,113	$48,031	$175,144
Private bank	86,495	8,047	94,542
Brokered certificates of deposit	–	40,753	40,753
Deposit sweep programs	31,862	–	31,862
Transaction banking	58,764	2,130	60,894
Other	1,322	28,588	29,910
Total	$305,556	$127,549	$433,105
As of December 2023
Consumer	$120,211	$36,903	$157,114
Private bank	86,457	6,855	93,312
Brokered certificates of deposit	–	46,860	46,860
Deposit sweep programs	31,916	–	31,916
Transaction banking	68,177	3,643	71,820
Other	1,568	25,827	27,395
Total	$308,329	$120,088	$428,417
In the table above:
•Savings and demand accounts consist of money market deposit accounts, negotiable order of withdrawal accounts and demand deposit accounts that have no stated maturity or expiration date.
•Time deposits had a weighted average maturity of approximately 0.7 years as of June 2024 and 0.6 years as of December 2023.
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
•Deposits insured by the FDIC were $233.00 billion as of June 2024 and $221.52 billion as of December 2023.
•Deposits insured by non-U.S. insurance programs were $26.40 billion as of June 2024 and $26.00 billion as of December 2023.
See Note 13 to the consolidated financial statements for further information about our deposits, including a maturity profile of our time deposits.

Goldman Sachs June 2024 Form 10-Q	130

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
We also raise financing through other types of collateralized financings, such as secured loans and notes. GS Bank USA has access to funding from the Federal Home Loan Bank. Our outstanding borrowings from the Federal Home Loan Bank were $5.04 billion as of June 2024 and we had no outstanding borrowings as of December 2023. Additionally, we have access to funding through the Federal Reserve discount window, but we do not rely on this funding in our liquidity planning and stress testing.

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
The table below presents our quarterly unsecured long-term borrowings maturity profile.

$ in millions	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
As of June 2024
2025	$–	$–	$9,682	$11,022	$20,704
2026	$7,857	$6,561	$7,642	$9,618	31,678
2027	$12,829	$8,576	$6,753	$13,130	41,288
2028	$11,315	$6,363	$4,697	$7,252	29,627
2029	$4,574	$9,978	$3,088	$8,348	25,988
2030 - thereafter					85,347
Total					$234,632
The weighted average maturity of our unsecured long-term borrowings as of June 2024 was approximately six years. To mitigate refinancing risk, we seek to limit the principal amount of debt maturing over the course of any monthly, quarterly, semi-annual or annual time horizon. We enter into interest rate swaps to convert a portion of our unsecured long-term borrowings into floating-rate obligations to manage our exposure to interest rates. See Note 14 to the consolidated financial statements for further information about our unsecured long-term borrowings.
Shareholders’ Equity. Shareholders’ equity is a stable and perpetual source of funding. See Note 19 to the consolidated financial statements for further information about our shareholders’ equity.

131	Goldman Sachs June 2024 Form 10-Q

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
Based on our 2024 CCAR submission, the FRB has preliminarily increased our SCB from 5.5% to 6.4% for the period from October 1, 2024 through September 30, 2025, resulting in a Standardized CET1 capital ratio requirement of 13.9%. The FRB has until August 31, 2024 to finalize the SCB. See “Share Repurchase Program” for further information about common stock repurchases and dividends and “Consolidated Regulatory Capital” for further information about the global systemically important bank (G-SIB) surcharge. We published a summary of our annual DFAST results in June 2024. See “Available Information.”
GS Bank USA is required to conduct stress tests on an annual basis and publish a summary of certain results. GS Bank USA published a summary of its annual DFAST results in June 2024. See “Available Information.”
Goldman Sachs International (GSI), GSIB and GSBE also have their own capital planning and stress testing processes, which incorporate internally designed stress tests developed in accordance with the guidelines of their respective regulators.

Goldman Sachs June 2024 Form 10-Q	132

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
During the second quarter of 2024, we returned a total of $4.43 billion of capital to common shareholders, including $3.50 billion of common share repurchases and $929 million of common stock dividends. The Board approved an increase in our quarterly common stock dividend from $2.75 to $3.00 per share beginning in the third quarter of 2024. Given the increase in our SCB requirement, we plan to moderate our stock repurchase levels relative to the second quarter of 2024. Consistent with our capital management philosophy, we will continue prioritizing deployment of capital for our clients where returns are attractive and distribute any excess capital to shareholders through dividends and share repurchases, while targeting a 50 to 100 basis point buffer above our capital requirement.
We are subject to a one percent non-deductible federal excise tax (buyback tax) that is applicable to the fair market value of certain corporate share repurchases. The fair market value of share repurchases subject to the tax is reduced by the fair market value of any applicable stock issued during the calendar year, including stock issued to employees. The buyback tax did not have a material impact on our financial condition, results of operations or cash flows for either the three or six months ended June 2024.
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

133	Goldman Sachs June 2024 Form 10-Q

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
Consolidated Regulatory Capital
We are subject to consolidated regulatory capital requirements which are calculated in accordance with the regulations of the FRB (Capital Framework). Under the Capital Framework, we are an “Advanced approaches” banking organization and have been designated as a G-SIB. In managing our capital, we consider a number of different capital requirements, the most binding of which can vary over time. As of June 2024, our most binding capital constraint was the supplementary leverage ratio requirement.
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
•The external long-term debt to total leverage exposure is the 4.5% minimum.
The table below presents information about our TLAC and external long-term debt ratios.

	For the Three Months Ended or as of
	June	December
$ in millions	2024	2023
TLAC	$268,663	$278,188
External long-term debt	$147,000	$154,300
RWAs	$677,054	$692,737
Leverage exposure	$2,078,745	$1,995,756

TLAC to RWAs	39.7%	40.2%
TLAC to leverage exposure	12.9%	13.9%
External long-term debt to RWAs	21.7%	22.3%
External long-term debt to leverage exposure	7.1%	7.7%
In the table above:
•TLAC includes common and preferred stock, and eligible long-term debt issued by Group Inc. Eligible long-term debt represents unsecured debt, which has a remaining maturity of at least one year and satisfies additional requirements.
•External long-term debt consists of eligible long-term debt subject to a haircut if it is due to be paid between one and two years.

Goldman Sachs June 2024 Form 10-Q	134

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
•In accordance with the TLAC rules, the higher of Standardized or Advanced RWAs are used in the calculation of TLAC and external long-term debt ratios and applicable requirements. RWAs represent Standardized RWAs as of both June 2024 and December 2023.
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
The table below presents GSIB’s risk-based capital requirements.

	As of
	June	December
	2024	2023
Risk-based capital requirements
CET1 capital ratio	10.2%	10.1%
Tier 1 capital ratio	12.5%	12.4%
Total capital ratio	15.5%	15.4%
The table below presents information about GSIB’s risk-based capital ratios.

	As of
	June	December
$ in millions	2024	2023
Risk-based capital and risk-weighted assets
CET1 capital	$4,173	$3,936
Tier 1 capital	$4,173	$3,936
Tier 2 capital	$826	$826
Total capital	$4,999	$4,762
RWAs	$17,770	$16,546

Risk-based capital ratios
CET1 capital ratio	23.5%	23.8%
Tier 1 capital ratio	23.5%	23.8%
Total capital ratio	28.1%	28.8%

In the table above, the risk-based capital ratios as of June 2024 reflected profits that are still subject to annual audit by GSIB’s external auditors and approval by GSIB’s Board of Directors for inclusion in risk-based capital. These profits contributed 126 basis points to the CET1 capital ratio as of June 2024.
The table below presents GSIB’s leverage ratio requirement and leverage ratio.

	As of
	June	December
	2024	2023
Leverage ratio requirement	3.7%	3.6%
Leverage ratio	9.2%	7.4%
In the table above, the leverage ratio as of June 2024 reflected profits that are still subject to annual audit by GSIB’s external auditors and approval by GSIB’s Board of Directors for inclusion in risk-based capital. These profits contributed 49 basis points to the leverage ratio as of June 2024.
GSIB is subject to minimum reserve requirements at central banks in certain of the jurisdictions in which it operates. As of both June 2024 and December 2023, GSIB was in compliance with these requirements.
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
The table below presents GSBE’s risk-based capital requirements.

	As of
	June	December
	2024	2023
Risk-based capital requirements
CET1 capital ratio	10.3%	10.0%
Tier 1 capital ratio	12.4%	12.1%
Total capital ratio	15.0%	14.8%

135	Goldman Sachs June 2024 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
The table below presents information about GSBE’s risk-based capital ratios.

	As of
	June	December
$ in millions	2024	2023
Risk-based capital and risk-weighted assets
CET1 capital	$14,103	$14,143
Tier 1 capital	$14,103	$14,143
Tier 2 capital	$21	$22
Total capital	$14,124	$14,165
RWAs	$41,878	$39,746

Risk-based capital ratios
CET1 capital ratio	33.7%	35.6%
Tier 1 capital ratio	33.7%	35.6%
Total capital ratio	33.7%	35.6%
In the table above, the risk-based capital ratios as of June 2024 reflected profits that are still subject to annual audit by GSBE’s external auditors and approval by GSBE’s shareholder (GS Bank USA) for inclusion in risk-based capital. These profits contributed 107 basis points to the CET1 capital ratio as of June 2024.
The table below presents GSBE’s leverage ratio requirement and leverage ratio.

	As of
	June	December
	2024	2023
Leverage ratio requirement	3.0%	3.0%
Leverage ratio	9.8%	11.3%
In the table above, the leverage ratio as of June 2024 reflected profits that are still subject to annual audit by GSBE’s external auditors and approval by GSBE’s shareholder (GS Bank USA) for inclusion in risk-based capital. These profits contributed 31 basis points to the leverage ratio as of June 2024.
GSBE is subject to minimum reserve requirements at central banks in certain of the jurisdictions in which it operates. As of both June 2024 and December 2023, GSBE was in compliance with these requirements.
GSBE is a registered swap dealer with the CFTC and a registered security-based swap dealer with the SEC. As of both June 2024 and December 2023, GSBE was subject to and in compliance with applicable capital requirements for swap dealers and security-based swap dealers.

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
GS&Co. had regulatory net capital, as defined by Rule 15c3-1 of the SEC, of $20.15 billion as of June 2024 and $20.25 billion as of December 2023, which exceeded the greater of the minimum amounts required under Rule 15c3-1 of the SEC and Rules 1.17 and Part 23 Subpart E of the CFTC by $15.13 billion as of June 2024 and $15.07 billion as of December 2023. In addition to its alternative minimum net capital requirements, GS&Co. is also required to hold tentative net capital in excess of $5 billion and net capital in excess of $1 billion in accordance with Rule 15c3-1. GS&Co. is also required to notify the SEC in the event that its tentative net capital is less than $6 billion. As of both June 2024 and December 2023, GS&Co. had tentative net capital and net capital in excess of both the minimum and the notification requirements.
Non-U.S. Regulated Broker-Dealer Subsidiaries. Our principal non-U.S. regulated broker-dealer subsidiaries include GSI and GSJCL.
GSI, our U.K. broker-dealer, is regulated by the PRA and the FCA. GSI is subject to the U.K. capital framework, which is largely based on Basel III.
The table below presents GSI’s risk-based capital requirements.

	As of
	June	December
	2024	2023
Risk-based capital requirements
CET1 capital ratio	9.1%	9.1%
Tier 1 capital ratio	11.1%	11.0%
Total capital ratio	13.7%	13.7%

Goldman Sachs June 2024 Form 10-Q	136

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
The table below presents information about GSI’s risk-based capital ratios.

	As of
	June	December
$ in millions	2024	2023
Risk-based capital and risk-weighted assets
CET1 capital	$32,121	$32,403
Tier 1 capital	$37,621	$37,903
Tier 2 capital	$6,877	$6,877
Total capital	$44,498	$44,780
RWAs	$272,678	$257,956
Risk-based capital ratios
CET1 capital ratio	11.8%	12.6%
Tier 1 capital ratio	13.8%	14.7%
Total capital ratio	16.3%	17.4%
In the table above, the risk-based capital ratios as of June 2024 excluded GSI’s profits for the second quarter of 2024, all of which are expected to be distributed as dividends in the future, subject to approval by GSI’s Board of Directors after verification by GSI’s external auditors.
The table below presents GSI’s leverage ratio requirement and leverage ratio.

	As of
	June	December
	2024	2023
Leverage ratio requirement	3.6%	3.5%
Leverage ratio	4.5%	4.9%
In the table above, the leverage ratio as of June 2024 excluded GSI’s profits for the second quarter of 2024, all of which are expected to be distributed as dividends in the future, subject to approval by GSI’s Board of Directors after verification by GSI’s external auditors.
GSI is a registered swap dealer with the CFTC and a registered security-based swap dealer with the SEC. As of both June 2024 and December 2023, GSI was subject to and in compliance with applicable capital requirements for swap dealers and security-based swap dealers.
GSJCL, our Japanese broker-dealer, is regulated by Japan’s Financial Services Agency. GSJCL and certain other non-U.S. subsidiaries are also subject to capital requirements promulgated by authorities of the countries in which they operate. As of both June 2024 and December 2023, these subsidiaries were in compliance with their local capital requirements.

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
Resolution Plan. We are required by the Federal Reserve Board and the FDIC to submit a periodic plan that describes our strategy for a rapid and orderly resolution in the event of material financial distress or failure (resolution plan). In June 2024, the Federal Reserve Board and the FDIC provided feedback on our 2023 resolution plan and identified one shortcoming, other areas for additional focus to address resolution readiness and additional information required to be included in our 2025 resolution plan. We are required to submit a description of our key actions to address the shortcoming by September 2024. See “Available Information” for information about the public portion of our resolution plan submission.
Other Matters
Narrowing our Focus on Consumer-Related Activities. During 2023, we made a strategic decision to narrow our focus with respect to consumer-related activities and took the following actions:
•We completed the sale of substantially all of the Marcus loans portfolio in 2023 (included within Asset & Wealth Management).
•We sold our Personal Financial Management (PFM) business in 2023 (included within Asset & Wealth Management).
•We sold the majority of the GreenSky installment loan portfolio in 2023 and, during the first quarter of 2024, completed the sale of GreenSky (included within Platform Solutions).
•During the fourth quarter of 2023, we entered into an agreement with General Motors (GM) regarding a process to transition the GM credit card program to another issuer to be selected by GM and consequently classified the loan portfolio as held for sale (included within Platform Solutions).
We remain committed to supporting the products and servicing customers through the various transition arrangements for our consumer-related activities.

137	Goldman Sachs June 2024 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
The table below presents the impact to pre-tax earnings of the items that we sold or have announced the decision to sell (with respect to the narrowing of our focus on consumer-related activities).

	Three Months Ended June		Six Months Ended June
$ in millions	2024	2023	2024	2023
Marcus loans portfolio	$–	$154	$–	$277
PFM	–	(20)	–	(44)
GreenSky	3	(677)	(21)	(870)
GM credit card program	(58)	(47)	(118)	(93)
Total	$(55)	$(590)	$(139)	$(730)
In the table above, pre-tax earnings related to GreenSky and the GM credit card program were included within Platform Solutions and the pre-tax earnings related to the Marcus loans portfolio and PFM were included within Asset & Wealth Management.
We have the following remaining consumer-related activities within Platform Solutions:
•We issue credit cards to and accept deposits from Apple Card customers.
•We continue to issue credit cards to GM customers. During the third quarter of 2024, we entered into advanced discussions with GM to potentially transition the GM credit card program to another issuer.
•As of June 2024, we had approximately $200 million of seller financing loans that were extended to small- and medium-sized retailers. During the third quarter of 2024, we entered into discussions to sell this loan portfolio.
Future decisions we may make in connection with the narrowing of our focus on consumer-related activities could have a material impact on our results of operations in the period such decisions are made.
See “Results of Operations — Platform Solutions” for the drivers of changes in our net revenues for Consumer platforms.
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

Off-Balance Sheet Arrangement	Disclosure in Form 10-Q
Variable interests and other obligations, including contingent obligations, arising from variable interests in nonconsolidated variable interest entities	See Note 17 to the consolidated financial statements.
Guarantees, and lending and other commitments	See Note 18 to the consolidated financial statements.
Derivatives	See “Risk Management — Credit Risk Management — Credit Exposures — OTC Derivatives” and Notes 4, 5, 7 and 18 to the consolidated financial statements.

Goldman Sachs June 2024 Form 10-Q	138

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

139	Goldman Sachs June 2024 Form 10-Q

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

•Risk Appetite, Limits, Thresholds and Alerts Setting. We apply a framework of limits and thresholds to control and monitor risk across transactions, products, businesses and markets. The Board, directly or indirectly through its Risk Committee, approves limits, thresholds and alerts included in our risk appetite statement at firmwide, business and product levels. In addition, the Firmwide Risk Appetite Committee, through delegated authority from the Firmwide Enterprise Risk Committee, is responsible for approving our risk limits, thresholds and alerts policy, subject to the overall limits directly or indirectly approved by the Board, and monitoring these limits.
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

Goldman Sachs June 2024 Form 10-Q	140

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

141	Goldman Sachs June 2024 Form 10-Q

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

Goldman Sachs June 2024 Form 10-Q	142

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

143	Goldman Sachs June 2024 Form 10-Q

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

Goldman Sachs June 2024 Form 10-Q	144

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
Group Inc. has provided substantial amounts of equity and subordinated indebtedness, directly or indirectly, to its regulated subsidiaries. For example, as of June 2024, Group Inc. had $36.97 billion of equity and subordinated indebtedness invested in GS&Co., its principal U.S. registered broker-dealer; $48.00 billion invested in GSI, a regulated U.K. broker-dealer; $2.14 billion invested in GSJCL, a regulated Japanese broker-dealer; $59.26 billion invested in GS Bank USA, a regulated New York State-chartered bank; and $5.09 billion invested in GSIB, a regulated U.K. bank. Group Inc. also provides financing, directly or indirectly, in the form of: $136.58 billion of unsubordinated loans (including secured loans of $48.45 billion) and $34.09 billion of collateral and cash deposits to these entities as of June 2024. In addition, as of June 2024, Group Inc. had significant amounts of capital invested in and loans to its other regulated subsidiaries.

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

145	Goldman Sachs June 2024 Form 10-Q

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
GCLA and Unencumbered Metrics
GCLA. Based on the results of our internal liquidity risk models, described above, as well as our consideration of other factors, including, but not limited to, a qualitative assessment of our condition, as well as the financial markets, we believe our liquidity position as of both June 2024 and December 2023 was appropriate. We strictly limit our GCLA to a narrowly defined list of securities and cash because they are highly liquid, even in a difficult funding environment. We do not include other potential sources of excess liquidity in our GCLA, such as less liquid unencumbered securities or committed credit facilities.

Goldman Sachs June 2024 Form 10-Q	146

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
The table below presents information about our GCLA.

	Average for the Three Months Ended
	June	March
$ in millions	2024	2024
Denomination
U.S. dollar	$286,084	$288,340
Non-U.S. dollar	137,842	134,872
Total	$423,926	$423,212

Asset Class
Overnight cash deposits	$194,005	$222,895
U.S. government obligations	154,696	146,556
U.S. agency obligations	23,763	18,931
Non-U.S. government obligations	51,462	34,830
Total	$423,926	$423,212

Entity Type
Group Inc. and Funding IHC	$64,537	$61,616
Major broker-dealer subsidiaries	117,440	119,186
Major bank subsidiaries	241,949	242,410
Total	$423,926	$423,212
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

Other Unencumbered Assets. In addition to our GCLA, we have a significant amount of other unencumbered cash and financial instruments, including other government obligations, high-grade money market securities, corporate obligations, marginable equities, loans and cash deposits not included in our GCLA. The fair value of our unencumbered assets averaged $290.80 billion for the three months ended June 2024 and $292.45 billion for the three months ended March 2024. We do not consider these assets liquid enough to be eligible for our GCLA.
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
The table below presents information about our average daily LCR.

	Average for the Three Months Ended
	June	March
$ in millions	2024	2024
Total HQLA	$411,413	$412,745
Eligible HQLA	$339,477	$330,175
Net cash outflows	$269,661	$259,198
LCR	126%	127%
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
The table below presents information about our average daily NSFR.

	Average for the Three Months Ended
	June	March
$ in millions	2024	2024
Total ASF	$657,768	$650,903
Total RSF	$573,534	$567,373
NSFR	115%	115%
In the table above, our average quarterly NSFR represents the average of our daily NSFRs during the quarter.

147	Goldman Sachs June 2024 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
The following provides information about our subsidiary liquidity regulatory requirements:
•GS Bank USA. GS Bank USA is subject to a minimum LCR of 100% under the LCR rule approved by the U.S. federal bank regulatory agencies. As of June 2024, GS Bank USA’s LCR exceeded the minimum requirement. The NSFR requirement described above also applies to GS Bank USA. As of June 2024, GS Bank USA’s NSFR exceeded the minimum requirement.
•GSI and GSIB. GSI and GSIB are subject to a minimum LCR of 100% under the LCR rule approved by the U.K. regulatory authorities. GSI’s and GSIB’s average monthly LCR for the trailing twelve-month period ended June 2024 exceeded the minimum requirement. GSI and GSIB are subject to the applicable NSFR requirement in the U.K. As of June 2024, both GSI’s and GSIB’s NSFR exceeded the minimum requirement.
•GSBE. GSBE is subject to a minimum LCR of 100% under the LCR rule approved by the European Parliament and Council. GSBE’s average monthly LCR for the trailing twelve-month period ended June 2024 exceeded the minimum requirement. GSBE is subject to the applicable NSFR requirement in the E.U. As of June 2024, GSBE’s NSFR exceeded the minimum requirement.
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

As of June 2024
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
•The DBRS, Fitch, Moody’s and S&P ratings for preferred stock include the APEX issued by Goldman Sachs Capital II and Goldman Sachs Capital III.
The table below presents the unsecured credit ratings and outlook of GS Bank USA, GSIB, GSBE, GS&Co. and GSI.

As of June 2024
	Fitch	Moody’s	S&P
GS Bank USA
Short-term debt	F1	P-1	A-1
Long-term debt	A+	A1	A+
Short-term bank deposits	F1+	P-1	N/A
Long-term bank deposits	AA-	A1	N/A
Ratings outlook	Stable	Stable	Stable
GSIB
Short-term debt	F1	P-1	A-1
Long-term debt	A+	A1	A+
Short-term bank deposits	F1	P-1	N/A
Long-term bank deposits	A+	A1	N/A
Ratings outlook	Stable	Stable	Stable
GSBE
Short-term debt	F1	P-1	A-1
Long-term debt	A+	A1	A+
Short-term bank deposits	N/A	P-1	N/A
Long-term bank deposits	N/A	A1	N/A
Ratings outlook	Stable	Stable	Stable
GS&Co.
Short-term debt	F1	N/A	A-1
Long-term debt	A+	N/A	A+
Ratings outlook	Stable	N/A	Stable
GSI
Short-term debt	F1	P-1	A-1
Long-term debt	A+	A1	A+
Ratings outlook	Stable	Stable	Stable

Goldman Sachs June 2024 Form 10-Q	148

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
Six Months Ended June 2024. Our cash and cash equivalents decreased by $35.25 billion to $206.33 billion at the end of the second quarter of 2024, primarily due to net cash used for operating and investing activities. The net cash used for operating activities primarily reflected cash outflows from trading assets, partially offset by cash inflows from collateralized transactions (reflecting a decrease in collateralized agreements, partially offset by a decrease in collateralized financings) and net earnings. The net cash used for investing activities primarily reflected net purchases of investments (primarily U.S. government and agency obligations accounted for as available-for-sale and held-to-maturity securities).
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

149	Goldman Sachs June 2024 Form 10-Q

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

Goldman Sachs June 2024 Form 10-Q	150

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

151	Goldman Sachs June 2024 Form 10-Q

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
The table below presents our average daily VaR.

				Six Months Ended June
	Three Months Ended
	June	March	June
$ in millions	2024	2024	2023	2024	2023
Categories
Interest rates	$81	$86	$118	$83	$105
Equity prices	33	29	31	31	30
Currency rates	30	18	25	24	29
Commodity prices	18	17	16	18	19
Diversification effect	(71)	(63)	(73)	(67)	(74)
Total	$91	$87	$117	$89	$109
Our average daily VaR increased to $91 million for the three months ended June 2024 from $87 million for the three months ended March 2024, primarily due to increased exposures. The total increase was primarily driven by increases in the currency rates and equity prices categories, partially offset by an increase in the diversification effect and a decrease in the interest rates category.
Our average daily VaR decreased to $91 million for the three months ended June 2024 from $117 million for the three months ended June 2023, primarily due to lower levels of volatility. The total decrease was driven by a decrease in the interest rates category, partially offset by increases in the currency rates, equity prices and commodity prices categories and a decrease in the diversification effect.

Goldman Sachs June 2024 Form 10-Q	152

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
Our average daily VaR decreased to $89 million for the six months ended June 2024 from $109 million for the six months ended June 2023, primarily due to lower levels of volatility. The total decrease was primarily driven by decreases in the interest rates and currency rates categories, partially offset by a decrease in the diversification effect.
The table below presents our period-end VaR.

	As of
	June	March	June
$ in millions	2024	2024	2023
Categories
Interest rates	$66	$90	$105
Equity prices	39	32	26
Currency rates	33	25	19
Commodity prices	22	18	18
Diversification effect	(78)	(72)	(69)
Total	$82	$93	$99
Our period-end VaR decreased to $82 million as of June 2024 from $93 million as of March 2024, primarily due to reduced exposures. The total decrease was driven by a decrease in the interest rates category and an increase in the diversification effect, partially offset by increases in the currency rates, equity prices and commodity prices categories.
Our period-end VaR decreased to $82 million as of June 2024 from $99 million as of June 2023, due to lower levels of volatility and reduced exposures. The total decrease was driven by a decrease in the interest rates category and an increase in the diversification effect, partially offset by increases in the currency rates, equity prices and commodity prices categories.
During the six months ended June 2024, the firmwide VaR risk limit was not exceeded, raised or reduced, and there were no permanent or temporary changes to the firmwide VaR risk limit. During 2023, the firmwide VaR risk limit was not exceeded and there were no permanent changes to the firmwide VaR risk limit. However, the firmwide VaR risk limit was temporarily changed on four occasions as a result of changes in the market environment in the first half of 2023.
The table below presents our high and low VaR.

	Three Months Ended
	June 2024		March 2024		June 2023
$ in millions	High	Low	High	Low	High	Low
Categories
Interest rates	$105	$66	$121	$70	$141	$97
Equity prices	$46	$26	$39	$25	$42	$22
Currency rates	$40	$15	$30	$10	$36	$17
Commodity prices	$23	$15	$22	$14	$21	$11
Firmwide
VaR	$105	$82	$116	$75	$142	$95
The chart below presents our daily VaR for the six months ended June 2024.
The table below presents, by number of business days, the frequency distribution of our daily net revenues for positions included in VaR.

	Three Months Ended June		Six Months Ended June
$ in millions	2024	2023	2024	2023
>$100	11	12	34	34
$75 – $100	12	11	19	19
$50 – $75	16	14	33	28
$25 – $50	13	9	22	15
$0 – $25	7	6	10	10
$(25) – $0	4	9	5	14
$(50) – $(25)	–	1	1	2
$(75) – $(50)	–	–	–	1
$(100) – $(75)	–	–	–	–
<$(100)	–	–	–	1
Total	63	62	124	124
Daily net revenues for positions included in VaR are compared with VaR calculated as of the end of the prior business day. Net losses incurred on a single day for such positions did not exceed our 95% one-day VaR (i.e., a VaR exception) during either the three or six months ended June 2024 or the three months ended June 2023. There was one VaR exception during the six months ended June 2023.
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

153	Goldman Sachs June 2024 Form 10-Q

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

	As of
	June	March	June
$ in millions	2024	2024	2023
Equity	$1,550	$1,528	$1,527
Debt	2,004	2,120	2,382
Total	$3,554	$3,648	$3,909
In the table above:
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

Credit and Funding Spread Sensitivity on Derivatives and Financial Liabilities. VaR excludes the impact of changes in counterparty credit spreads, our own credit spreads and unsecured funding spreads on derivatives, as well as changes in our own credit spreads (debt valuation adjustment) on financial liabilities for which the fair value option was elected. The estimated sensitivity to a one basis point increase in credit spreads (counterparty and our own) and unsecured funding spreads on derivatives (including hedges) was a loss of $1 million as of June 2024 and $2 million as of March 2024. In addition, the estimated sensitivity to a one basis point increase in our own credit spreads on financial liabilities for which the fair value option was elected was a gain of $43 million as of June 2024 and $42 million as of March 2024. However, the actual net impact of a change in our own credit spreads is also affected by the liquidity, duration and convexity (as the sensitivity is not linear to changes in yields) of those financial liabilities for which the fair value option was elected, as well as the relative performance of any hedges undertaken.
Earnings-at-Risk. The table below presents the impact of a parallel shift in rates on our net revenues and preferred stock dividends over the next 12 months relative to the baseline scenario.

	As of
	June	March
$ in millions	2024	2024
+100 basis points parallel shift in rates	$201	$151
-100 basis points parallel shift in rates	$(298)	$(162)
+200 basis points parallel shift in rates	$362	$295
-200 basis points parallel shift in rates	$(599)	$(325)
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

Goldman Sachs June 2024 Form 10-Q	154

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

155	Goldman Sachs June 2024 Form 10-Q

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

Goldman Sachs June 2024 Form 10-Q	156

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
Credit Exposures
As of June 2024, our aggregate credit exposure decreased slightly compared with December 2023, primarily reflecting decreases in cash deposits with central banks and receivables from clearing organizations, partially offset by an increase in loans and lending commitments. The percentage of our credit exposures arising from non-investment-grade counterparties (based on our internally determined public rating agency equivalents) increased slightly compared with December 2023, primarily reflecting a decrease in investment-grade credit exposure related to cash deposits with central banks. Our credit exposures are described further below.
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

	As of
	June	December
$ in millions	2024	2023
Cash and Cash Equivalents	$192,016	$224,493

Industry
Financial Institutions	11%	9%
Sovereign	89%	91%
Total	100%	100%

Region
Americas	57%	50%
EMEA	27%	34%
Asia	16%	16%
Total	100%	100%

Credit Quality (Credit Rating Equivalent)
AAA	65%	65%
AA	13%	15%
A	21%	20%
BBB	1%	–
Total	100%	100%
The table above excludes cash segregated for regulatory and other purposes of $14.31 billion as of June 2024 and $17.08 billion as of December 2023.
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
The table below presents our net credit exposure from OTC derivatives and the concentration by industry and region.

	As of
	June	December
$ in millions	2024	2023
OTC derivative assets	$38,089	$42,950
Collateral (not netted under U.S. GAAP)	(13,602)	(14,420)
Net credit exposure	$24,487	$28,530
Industry
Consumer & Retail	3%	3%
Diversified Industrials	10%	11%
Financial Institutions	19%	21%
Funds	23%	20%
Healthcare	1%	2%
Municipalities & Nonprofit	3%	4%
Natural Resources & Utilities	22%	17%
Sovereign	10%	14%
Technology, Media & Telecommunications	6%	6%
Other (including Special Purpose Vehicles)	3%	2%
Total	100%	100%
Region
Americas	41%	48%
EMEA	52%	45%
Asia	7%	7%
Total	100%	100%
Our credit exposure (before any potential recoveries) to OTC derivative counterparties that defaulted during the six months ended June 2024 remained low, representing less than 2% of our total credit exposure from OTC derivatives.
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

157	Goldman Sachs June 2024 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
The table below presents the distribution of our net credit exposure from OTC derivatives by tenor.

$ in millions	Investment- Grade	Non-Investment- Grade / Unrated	Total
As of June 2024
Less than 1 year	$17,015	$5,418	$22,433
1 – 5 years	19,304	4,456	23,760
Greater than 5 years	50,649	2,937	53,586
Total	86,968	12,811	99,779
Netting	(69,526)	(5,766)	(75,292)
Net credit exposure	$17,442	$7,045	$24,487
As of December 2023
Less than 1 year	$19,314	$7,700	$27,014
1 – 5 years	19,673	6,331	26,004
Greater than 5 years	51,944	3,999	55,943
Total	90,931	18,030	108,961
Netting	(72,412)	(8,019)	(80,431)
Net credit exposure	$18,519	$10,011	$28,530
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

	Investment-Grade
$ in millions	AAA	AA	A	BBB	Total
As of June 2024
Less than 1 year	$572	$3,970	$6,803	$5,670	$17,015
1 – 5 years	1,453	3,606	8,438	5,807	19,304
Greater than 5 years	5,781	10,649	18,615	15,604	50,649
Total	7,806	18,225	33,856	27,081	86,968
Netting	(4,673)	(16,285)	(28,215)	(20,353)	(69,526)
Net credit exposure	$3,133	$1,940	$5,641	$6,728	$17,442
As of December 2023
Less than 1 year	$583	$4,383	$7,718	$6,630	$19,314
1 – 5 years	1,226	4,850	6,755	6,842	19,673
Greater than 5 years	5,963	13,417	15,507	17,057	51,944
Total	7,772	22,650	29,980	30,529	90,931
Netting	(5,308)	(18,364)	(25,470)	(23,270)	(72,412)
Net credit exposure	$2,464	$4,286	$4,510	$7,259	$18,519
			Non-Investment-Grade / Unrated
$ in millions			≤ BB	Unrated	Total
As of June 2024
Less than 1 year			$4,760	$658	$5,418
1 – 5 years			4,341	115	4,456
Greater than 5 years			2,853	84	2,937
Total			11,954	857	12,811
Netting			(5,714)	(52)	(5,766)
Net credit exposure			$6,240	$805	$7,045
As of December 2023
Less than 1 year			$7,274	$426	$7,700
1 – 5 years			6,244	87	6,331
Greater than 5 years			3,887	112	3,999
Total			17,405	625	18,030
Netting			(7,975)	(44)	(8,019)
Net credit exposure			$9,430	$581	$10,011
Lending Activities. We manage our lending activities using the credit risk process, measures, limits and risk mitigants described above. Other lending positions, including secondary trading positions, are risk-managed as a component of market risk.
The table below presents our loans and lending commitments.

$ in millions	Loans	Lending Commitments	Total
As of June 2024
Corporate	$34,985	$155,912	$190,897
Commercial real estate	27,175	3,634	30,809
Residential real estate	24,382	1,115	25,497
Securities-based	14,596	705	15,301
Other collateralized	66,716	29,133	95,849
Consumer:
Installment	323	1	324
Credit cards	19,332	75,305	94,637
Other	1,426	566	1,992
Total	$188,935	$266,371	$455,306
Allowance for loan losses	$(4,808)	$(652)	$(5,460)
As of December 2023
Corporate	$35,874	$144,463	$180,337
Commercial real estate	26,028	3,440	29,468
Residential real estate	25,388	1,471	26,859
Securities-based	14,621	691	15,312
Other collateralized	62,225	23,731	85,956
Consumer:
Installment	3,298	2,250	5,548
Credit cards	19,361	70,824	90,185
Other	1,613	888	2,501
Total	$188,408	$247,758	$436,166
Allowance for loan losses	$(5,050)	$(620)	$(5,670)
In the table above, lending commitments excluded $5.43 billion as of June 2024 and $5.81 billion as of December 2023 related to issued letters of credit which are classified as guarantees in our consolidated financial statements. See Note 18 to the consolidated financial statements for further information about guarantees.
See Note 9 to the consolidated financial statements for information about net charge-offs on wholesale and consumer loans, as well as past due and nonaccrual loans accounted for at amortized cost.

Goldman Sachs June 2024 Form 10-Q	158

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

$ in millions	Loans	Lending Commitments	Total
As of June 2024
Corporate	$34,985	$155,912	$190,897

Industry
Consumer & Retail	9%	13%	12%
Diversified Industrials	17%	19%	19%
Financial Institutions	9%	9%	9%
Funds	4%	3%	3%
Healthcare	9%	11%	11%
Natural Resources & Utilities	10%	17%	15%
Real Estate	14%	5%	7%
Technology, Media & Telecommunications	24%	22%	22%
Other (including Special Purpose Vehicles)	4%	1%	2%
Total	100%	100%	100%

Region
Americas	67%	76%	75%
EMEA	26%	23%	22%
Asia	7%	1%	3%
Total	100%	100%	100%

Credit Quality (Credit Rating Equivalent)
AAA	–	1%	1%
AA	1%	5%	4%
A	5%	20%	17%
BBB	24%	39%	36%
BB or lower	70%	35%	42%
Total	100%	100%	100%

As of December 2023
Corporate	$35,874	$144,463	$180,337

Industry
Consumer & Retail	11%	13%	12%
Diversified Industrials	17%	20%	20%
Financial Institutions	8%	9%	9%
Funds	4%	3%	3%
Healthcare	9%	11%	10%
Natural Resources & Utilities	8%	18%	16%
Real Estate	13%	5%	7%
Technology, Media & Telecommunications	25%	20%	21%
Other (including Special Purpose Vehicles)	5%	1%	2%
Total	100%	100%	100%

Region
Americas	63%	77%	74%
EMEA	29%	22%	23%
Asia	8%	1%	3%
Total	100%	100%	100%

Credit Quality (Credit Rating Equivalent)
AAA	–	1%	1%
AA	1%	5%	4%
A	5%	20%	17%
BBB	20%	41%	37%
BB or lower	74%	33%	41%
Total	100%	100%	100%
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

$ in millions	Loans	Lending Commitments	Total
As of June 2024
Commercial Real Estate	$27,175	$3,634	$30,809

Region
Americas	81%	77%	81%
EMEA	15%	21%	16%
Asia	4%	2%	3%
Total	100%	100%	100%

Credit Quality (Credit Rating Equivalent)
Investment-grade	49%	50%	49%
Non-investment-grade	51%	50%	51%
Total	100%	100%	100%

As of December 2023
Commercial Real Estate	$26,028	$3,440	$29,468

Region
Americas	80%	74%	79%
EMEA	17%	25%	18%
Asia	3%	1%	3%
Total	100%	100%	100%

Credit Quality (Credit Rating Equivalent)
Investment-grade	47%	46%	47%
Non-investment-grade	52%	54%	52%
Unrated	1%	–	1%
Total	100%	100%	100%
In the table above:
•The concentration of loans and lending commitments by asset class as of June 2024 was 45% for warehouse and other indirect, 14% for multifamily, 8% for industrials, 6% for office, 6% for hospitality, 4% for mixed use and 17% for other asset classes. The concentration of loans and lending commitments by asset class as of December 2023 was 42% for warehouse and other indirect, 13% for multifamily, 12% for industrials, 7% for office, 7% for hospitality, 7% for mixed use and 12% for other asset classes.
•The net charge-off ratio for commercial real estate loans was 0.2% for the six months ended June 2024. The net charge-off ratio is calculated by dividing annualized net charge-offs by average gross loans accounted for at amortized cost.

159	Goldman Sachs June 2024 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
In addition, we also have credit exposure to commercial real estate loans held for securitization of $712 million as of June 2024 and $119 million as of December 2023. Such loans are included in trading assets in our consolidated balance sheets.
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

$ in millions	Loans	Lending Commitments	Total
As of June 2024
Residential Real Estate	$24,382	$1,115	$25,497

Region
Americas	95%	100%	95%
EMEA	4%	–	4%
Asia	1%	–	1%
Total	100%	100%	100%

Credit Quality (Credit Rating Equivalent)
Investment-grade	43%	55%	43%
Non-investment-grade	10%	13%	10%
Other metrics	47%	32%	47%
Total	100%	100%	100%

As of December 2023
Residential Real Estate	$25,388	$1,471	$26,859

Region
Americas	95%	93%	95%
EMEA	4%	7%	4%
Asia	1%	–	1%
Total	100%	100%	100%

Credit Quality (Credit Rating Equivalent)
Investment-grade	42%	56%	43%
Non-investment-grade	13%	25%	13%
Other metrics	45%	16%	43%
Unrated	–	3%	1%
Total	100%	100%	100%

In the table above:
•Credit exposure included loans and lending commitments of $12.83 billion as of June 2024 and $14.45 billion as of December 2023 which are extended to clients who warehouse assets that are directly or indirectly secured by residential real estate.
•Substantially all residential real estate loans included in the other metrics category consists of loans extended to wealth management clients. As of both June 2024 and December 2023, substantially all of such loans had a loan-to-value ratio of less than 80% and were performing in accordance with the contractual terms. Additionally, as of both June 2024 and December 2023, the vast majority of such loans had a FICO credit score of greater than 740.
In addition, we also have credit exposure to residential real estate loans held for securitization of $8.04 billion as of June 2024 and $7.65 billion as of December 2023. Such loans are included in trading assets in our consolidated balance sheets.

Goldman Sachs June 2024 Form 10-Q	160

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

$ in millions	Loans	Lending Commitments	Total
As of June 2024
Securities-based	$14,596	$705	$15,301

Region
Americas	80%	100%	81%
EMEA	20%	–	19%
Total	100%	100%	100%

Credit Quality (Credit Rating Equivalent)
Investment-grade	76%	25%	74%
Non-investment-grade	3%	–	2%
Other metrics	21%	75%	24%
Total	100%	100%	100%

As of December 2023
Securities-based	$14,621	$691	$15,312

Region
Americas	79%	98%	80%
EMEA	20%	2%	19%
Asia	1%	–	1%
Total	100%	100%	100%

Credit Quality (Credit Rating Equivalent)
Investment-grade	75%	25%	73%
Non-investment-grade	4%	2%	4%
Other metrics	21%	73%	23%
Total	100%	100%	100%
In the table above, the vast majority of securities-based loans included in the other metrics category had a loan-to-value ratio of less than 80% and were performing in accordance with the contractual terms as of both June 2024 and December 2023.

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

$ in millions	Loans	Lending Commitments	Total
As of June 2024
Other Collateralized	$66,716	$29,133	$95,849

Region
Americas	86%	90%	87%
EMEA	13%	6%	11%
Asia	1%	4%	2%
Total	100%	100%	100%

Credit Quality (Credit Rating Equivalent)
Investment-grade	82%	81%	82%
Non-investment-grade	17%	16%	17%
Unrated	1%	3%	1%
Total	100%	100%	100%

As of December 2023
Other Collateralized	$62,225	$23,731	$85,956

Region
Americas	89%	94%	90%
EMEA	10%	5%	9%
Asia	1%	1%	1%
Total	100%	100%	100%

Credit Quality (Credit Rating Equivalent)
Investment-grade	78%	80%	79%
Non-investment-grade	21%	18%	20%
Unrated	1%	2%	1%
Total	100%	100%	100%
In the table above, credit exposure included loans and lending commitments extended to clients who warehouse assets of $27.29 billion as of June 2024 and $21.78 billion as of December 2023.

161	Goldman Sachs June 2024 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
Credit Cards and Installment Loans. We provide credit card loans (pursuant to revolving lines of credit) to consumers in the Americas. The credit card lines are cancellable by us and therefore do not result in credit exposure. We also have installment loans to consumers in the Americas but have ceased originating such loans.
The tables below present our credit exposure from credit card funded loans and originated installment loans, and the concentration by the five most concentrated U.S. states.

$ in millions	Credit Cards
As of June 2024
Loans, gross	$19,332

California	17%
Texas	9%
New York	9%
Florida	8%
Michigan	4%
Other	53%
Total	100%

As of December 2023
Loans, gross	$19,361

California	17%
Texas	9%
Florida	8%
New York	8%
Illinois	4%
Other	54%
Total	100%

$ in millions	Installment
As of June 2024
Loans, gross	$323

New Jersey	20%
California	14%
New York	12%
Florida	10%
Minnesota	8%
Other	36%
Total	100%

As of December 2023
Loans, gross	$3,298

California	8%
Texas	8%
Florida	7%
New York	5%
New Jersey	5%
Other	67%
Total	100%
In addition, we had credit exposure of $2.25 billion as of December 2023 related to our commitments to provide unsecured installment loans to consumers.
See Note 9 to the consolidated financial statements for further information about the credit quality indicators of credit card and installment loans.

Other. Other includes unsecured loans extended to wealth management clients and unsecured consumer and credit card loans purchased by us.
The table below presents our credit exposure from other loans and lending commitments, and the concentration by region, internally determined public rating agency equivalents and other credit metrics.

$ in millions	Loans	Lending Commitments	Total
As of June 2024
Other	$1,426	$566	$1,992
Region
Americas	97%	100%	98%
EMEA	3%	–	2%
Total	100%	100%	100%
Credit Quality (Credit Rating Equivalent)
Investment-grade	81%	75%	79%
Non-investment-grade	9%	25%	13%
Other metrics	10%	–	8%
Total	100%	100%	100%
As of December 2023
Other	$1,613	$888	$2,501
Region
Americas	97%	100%	98%
EMEA	3%	–	2%
Total	100%	100%	100%
Credit Quality (Credit Rating Equivalent)
Investment-grade	61%	87%	70%
Non-investment-grade	9%	13%	11%
Other metrics	30%	–	19%
Total	100%	100%	100%
In the table above, other metrics primarily includes consumer and credit card loans purchased by us. Our risk assessment process for such loans includes reviewing certain key metrics, such as expected cash flows, delinquency status and other risk factors.
In addition, we also have credit exposure to other loans held for securitization of $1.07 billion as of June 2024 and $1.22 billion as of December 2023. Such loans are included in trading assets in our consolidated balance sheets.
Credit Hedges. We seek to mitigate the credit risk associated with our lending activities by obtaining credit protection on certain loans and lending commitments through credit default swaps, both single-name and index-based contracts, and through the issuance of credit-linked notes.

Goldman Sachs June 2024 Form 10-Q	162

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

	As of
	June	December
$ in millions	2024	2023
Securities Financing Transactions	$44,957	$40,201

Industry
Financial Institutions	34%	30%
Funds	22%	33%
Municipalities & Nonprofit	10%	7%
Sovereign	34%	29%
Other (including Special Purpose Vehicles)	–	1%
Total	100%	100%

Region
Americas	46%	45%
EMEA	35%	38%
Asia	19%	17%
Total	100%	100%

Credit Quality (Credit Rating Equivalent)
AAA	22%	14%
AA	25%	31%
A	34%	38%
BBB	12%	7%
BB or lower	7%	10%
Total	100%	100%
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

	As of
	June	December
$ in millions	2024	2023
Other Credit Exposures	$42,477	$50,820

Industry
Financial Institutions	77%	80%
Funds	14%	13%
Other (including Special Purpose Vehicles)	9%	7%
Total	100%	100%

Region
Americas	44%	35%
EMEA	44%	54%
Asia	12%	11%
Total	100%	100%

Credit Quality (Credit Rating Equivalent)
AAA	3%	2%
AA	45%	57%
A	28%	26%
BBB	9%	6%
BB or lower	14%	8%
Unrated	1%	1%
Total	100%	100%
The table above reflects collateral that we consider when determining credit risk.

163	Goldman Sachs June 2024 Form 10-Q

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
Country Exposures. Economic challenges persist for the Argentine government given uncertainty relating to its fiscal and economic policies. As of June 2024, our total credit exposure to Argentinian counterparties or borrowers was not material. Our total market exposure to Argentinian issuers as of June 2024 was $132 million, primarily to sovereign issuers. Such exposure consisted of $69 million related to debt, $(2) million related to credit derivatives and $65 million related to equities.
In addition, economic and/or political uncertainties in Ethiopia, Lebanon, Russia, Ukraine and Venezuela have led to concerns about their financial stability. Our credit exposure to counterparties or borrowers and our market exposure to issuers relating to each of these countries was not material as of June 2024. See “Risk Factors” in Part I, Item 1A of the 2023 Form 10-K for further information about our risks related to Russia’s invasion of Ukraine.
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

Goldman Sachs June 2024 Form 10-Q	164

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

165	Goldman Sachs June 2024 Form 10-Q

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

Goldman Sachs June 2024 Form 10-Q	166

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
During the first half of 2024, we did not identify any cybersecurity threats that have materially affected or are reasonably likely to materially affect our business strategy, results of operations or financial condition. Technology Risk monitors cybersecurity threats and risks from information security and cybersecurity matters on an ongoing basis, and allocates resources and directs operations in a manner designed to mitigate those risks. For example, in response to the proliferation of ransomware attacks reported globally over the past year, we have emphasized phishing training for our employees and allocated additional resources for business continuity. However, despite these efforts, we cannot eliminate all cybersecurity risks or provide assurances that we have not had occurrences of undetected cybersecurity incidents.
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

167	Goldman Sachs June 2024 Form 10-Q

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

Goldman Sachs June 2024 Form 10-Q	168

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

169	Goldman Sachs June 2024 Form 10-Q

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

Goldman Sachs June 2024 Form 10-Q	170

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
These statements may relate to, among other things, (i) our future plans and results, including our target ROE, ROTE, efficiency ratio, CET1 capital ratio and total credit alternative assets, and how they can be achieved, (ii) trends in or growth opportunities for our businesses, including the timing, costs, profitability, benefits and other aspects of business and strategic initiatives and their impact on our efficiency ratio, as well as the opportunities and challenges presented by artificial intelligence, (iii) our level of future compensation expense, including as a percentage of both operating expenses and net revenues, net of provision for credit losses, (iv) our Investment banking fees backlog and future advisory and capital market results, (v) our expected interest income and interest expense, (vi) our expense savings and strategic locations initiatives, (vii) expenses we may incur, including future litigation expense, (viii) the projected growth of our deposits and other funding, asset liability management and funding strategies and related interest expense savings, (ix) our business initiatives, including transaction banking, (x) our planned 2024 benchmark debt issuances, (xi) the amount, composition and location of GCLA we expect to hold, (xii) our credit exposures, (xiii) our expected provision for credit losses, (xiv) the adequacy of our allowance for credit losses, (xv) the narrowing of our consumer business, (xvi) the objectives and effectiveness of our BCP, information security program, risk management and liquidity policies, (xvii) our resolution plan and strategy and their implications for stakeholders, (xviii) the design and effectiveness of our resolution capital and liquidity models and triggers and alerts framework, (xix) the results of stress tests, the effect of changes to regulations, and our future status, activities or reporting under banking and financial regulation, (xx) our expected tax rate, (xxi) the future state of our liquidity and regulatory capital ratios, and our prospective capital distributions (including dividends and repurchases), (xxii) our expected SCB and G-SIB surcharge, (xxiii) legal proceedings, governmental investigations or other contingencies, (xxiv) the asset recovery guarantee and our remediation activities related to our 1Malaysia Development Berhad (1MDB) settlements, (xxv) the effectiveness of our management of our human capital, including our diversity goals, (xxvi) our sustainability and carbon neutrality targets and goals, (xxvii) future inflation, (xxviii) the impact of Russia’s invasion of Ukraine and related sanctions and other developments on our business, results and financial position, (xxix) our ability to sell, and the terms of any proposed sales of, Asset & Wealth Management historical principal investments, (xxx) our discussions with GM to potentially transition the GM credit card program to another issuer, (xxxi) the impact of the conflicts in the Middle East, (xxxii) our ability to manage our commercial real estate exposures, (xxxiii) the profitability of Platform Solutions, and (xxxiv) the effectiveness of our cybersecurity risk management process.
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
Statements about our target ROE, ROTE and CET1 capital ratio, and how they can be achieved, are based on our current expectations regarding the capital requirements applicable to us and are subject to the risk that our actual capital requirements may be higher than currently anticipated because of, among other factors, changes in the regulatory capital requirements applicable to us resulting from changes in regulations, including as a result of the July 2023 proposal to revise the U.S. bank regulatory capital rules, or the interpretation or application of existing regulations or changes in the nature and composition of our activities. Statements about our total credit alternative assets targets are based on our current expectations regarding our fundraising prospects and are subject to the risk that actual inflows may be lower than expected due to, among other factors, competition from other asset managers, changes in investment preferences and changes in economic or market conditions.
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

171	Goldman Sachs June 2024 Form 10-Q

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

Goldman Sachs June 2024 Form 10-Q	172

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
Statements about the proposed sales of Asset & Wealth Management historical principal investments are subject to the risks that buyers may not bid on these assets or bid at levels, or with terms, that are unacceptable to us, and that the performance of these activities may deteriorate as a result of the pending sales, and statements about our discussions with GM to potentially transition the GM credit card program to another issuer are subject to the risk that the transaction may not close on the anticipated timeline or at all, including due to a failure to obtain requisite regulatory approval.
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

173	Goldman Sachs June 2024 Form 10-Q

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Quantitative and qualitative disclosures about market risk are set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management” in Part I, Item 2 of this Form 10-Q.
Item 4. Controls and Procedures
As of the end of the period covered by this report, an evaluation was carried out by our management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of the end of the period covered by this report. In addition, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the quarter ended June 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The table below presents purchases made by or on behalf of Group Inc. or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our common stock during the three months ended June 2024.

	Total Shares Purchased	Average Price Paid Per Share	Total Shares Purchased as Part of a Publicly Announced Program	Dollar Value of Remaining Authorized Repurchases ($ in millions)
April	3,101,230	$412.44	3,101,230	$21,425
May	3,448,182	$453.84	3,448,182	$19,860
June	1,449,347	$452.62	1,449,347	$19,204
Total	7,998,759		7,998,759
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
Item 5. Other Information
Rule 10b5-1 Trading Plans
During the three months ended June 2024, no directors or executive officers entered into, modified or terminated, contracts, instructions or written plans for the sale or purchase of Group Inc.’s securities that were intended to satisfy the affirmative defense conditions of Rule 10b5-1 or that constituted non-Rule 10b5-1 trading arrangements (as defined in Item 408 of Regulation S-K).

Goldman Sachs June 2024 Form 10-Q	174

Item 6. Exhibits
Exhibits
3.1    Restated Certificate of Incorporation of The Goldman Sachs Group, Inc., amended as of May 17, 2024 (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed on May 20, 2024).
15.1     Letter re: Unaudited Interim Financial Information.
31.1     Rule 13a-14(a) Certifications.
32.1    Section 1350 Certifications (This information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934).
101     Pursuant to Rules 405 and 406 of Regulation S-T, the following information is formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Statements of Earnings for the three and six months ended June 30, 2024 and June 30, 2023, (ii) the Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2024 and June 30, 2023, (iii) the Consolidated Balance Sheets as of June 30, 2024 and December 31, 2023, (iv) the Consolidated Statements of Changes in Shareholders’ Equity for the three and six months ended June 30, 2024 and June 30, 2023, (v) the Consolidated Statements of Cash Flows for the six months ended June 30, 2024 and June 30, 2023, (vi) the notes to the Consolidated Financial Statements and (vii) the cover page.
104    Cover Page Interactive Data File (formatted in iXBRL in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
THE GOLDMAN SACHS GROUP, INC.

By:	/s/	Denis P. Coleman III
Name:		Denis P. Coleman III
Title:		Chief Financial Officer (Principal Financial Officer)
Date:		August 1, 2024

By:	/s/	Sheara J. Fredman
Name:		Sheara J. Fredman
Title:		Chief Accounting Officer (Principal Accounting Officer)
Date:		August 1, 2024

175	Goldman Sachs June 2024 Form 10-Q