Form 10-Q
period 2024-09-30
GOLDMAN SACHS GROUP INC
filed 2024-11-04
CIK 886982

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of October 18, 2024, there were 313,909,821 shares of the registrant’s common stock outstanding.

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2024

Goldman Sachs September 2024 Form 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Earnings
(Unaudited)

	Three Months Ended September		Nine Months Ended September
in millions, except per share amounts	2024	2023	2024	2023
Revenues
Investment banking	$1,864	$1,555	$5,682	$4,565
Investment management	2,649	2,409	7,673	7,054
Commissions and fees	873	883	3,001	2,864
Market making	4,005	4,958	14,222	14,742
Other principal transactions	685	465	2,592	699
Total non-interest revenues	10,076	10,270	33,170	29,924

Interest income	21,448	18,257	61,443	50,031
Interest expense	18,825	16,710	54,970	45,019
Net interest income	2,623	1,547	6,473	5,012
Total net revenues	12,699	11,817	39,643	34,936
Provision for credit losses	397	7	997	451
Operating expenses
Compensation and benefits	4,122	4,188	12,947	11,897
Transaction based	1,701	1,452	4,852	4,242
Market development	159	136	465	454
Communications and technology	498	468	1,468	1,416
Depreciation and amortization	621	1,512	1,894	4,076
Occupancy	242	267	733	785
Professional fees	400	377	1,177	1,152
Other expenses	572	654	1,970	1,978
Total operating expenses	8,315	9,054	25,506	26,000

Pre-tax earnings	3,987	2,756	13,140	8,485
Provision for taxes	997	698	2,975	1,977
Net earnings	2,990	2,058	10,165	6,508
Preferred stock dividends	210	176	563	468
Net earnings applicable to common shareholders	$2,780	$1,882	$9,602	$6,040

Earnings per common share
Basic	$8.52	$5.52	$28.98	$17.52
Diluted	$8.40	$5.47	$28.64	$17.39

Average common shares
Basic	324.8	338.7	330.0	342.5
Diluted	330.8	343.9	335.3	347.4

Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended September		Nine Months Ended September
$ in millions	2024	2023	2024	2023
Net earnings	$2,990	$2,058	$10,165	$6,508
Other comprehensive income/(loss) adjustments, net of tax:
Currency translation	(25)	(16)	(3)	(59)
Debt valuation adjustment	(95)	328	(383)	(283)
Pension and postretirement liabilities	13	9	35	33
Available-for-sale securities	504	317	766	720
Other comprehensive income	397	638	415	411
Comprehensive income	$3,387	$2,696	$10,580	$6,919

The accompanying notes are an integral part of these consolidated financial statements.

1	Goldman Sachs September 2024 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)

	As of
	September	December
$ in millions	2024	2023
Assets
Cash and cash equivalents	$154,689	$241,577
Collateralized agreements:
Securities purchased under agreements to resell (includes $211,871 and $223,543 at fair value)	212,156	223,805
Securities borrowed (includes $47,033 and $44,930 at fair value)	204,783	199,420
Customer and other receivables (includes $23 and $23 at fair value)	144,921	132,495
Trading assets (at fair value and includes $136,863 and $110,567 pledged as collateral)	601,265	477,510
Investments (includes $103,509 and $75,767 at fair value)	183,660	146,839
Loans (net of allowance of $4,752 and $5,050, and includes $5,839 and $6,506 at fair value)	191,749	183,358
Other assets (includes $256 and $366 at fair value)	34,857	36,590
Total assets	$1,728,080	$1,641,594

Liabilities and shareholders’ equity
Deposits (includes $41,532 and $29,460 at fair value)	$445,311	$428,417
Collateralized financings:
Securities sold under agreements to repurchase (at fair value)	261,617	249,887
Securities loaned (includes $10,667 and $8,934 at fair value)	62,117	60,483
Other secured financings (includes $23,322 and $12,554 at fair value)	23,508	13,194
Customer and other payables	250,355	230,728
Trading liabilities (at fair value)	215,191	200,355
Unsecured short-term borrowings (includes $53,157 and $46,127 at fair value)	75,371	75,945
Unsecured long-term borrowings (includes $96,223 and $86,410 at fair value)	250,250	241,877
Other liabilities (includes $160 and $266 at fair value)	23,160	23,803
Total liabilities	1,606,880	1,524,689
Commitments, contingencies and guarantees
Shareholders’ equity
Preferred stock; aggregate liquidation preference of $13,253 and $11,203	13,253	11,203
Common stock; 927,497,312 and 922,895,030 shares issued, and 314,190,854 and 323,376,354 shares outstanding	9	9
Share-based awards	5,090	5,121
Nonvoting common stock; no shares issued and outstanding	–	–
Additional paid-in capital	61,372	60,247
Retained earnings	150,454	143,688
Accumulated other comprehensive loss	(2,503)	(2,918)
Stock held in treasury, at cost; 613,306,460 and 599,518,678 shares	(106,475)	(100,445)
Total shareholders’ equity	121,200	116,905
Total liabilities and shareholders’ equity	$1,728,080	$1,641,594

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs September 2024 Form 10-Q	2

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Shareholders’ Equity
(Unaudited)

	Three Months Ended September		Nine Months Ended September
$ in millions	2024	2023	2024	2023
Preferred stock
Beginning balance	$12,753	$10,703	$11,203	$10,703
Issued	2,000	1,500	4,250	1,500
Redeemed	–	(1,000)	(700)	(1,000)
Redemption notice issued	(1,500)	–	(1,500)	–
Ending balance	13,253	11,203	13,253	11,203
Common stock
Beginning balance	9	9	9	9
Issued	–	–	–	–
Ending balance	9	9	9	9
Share-based awards
Beginning balance	5,058	4,931	5,121	5,696
Issuance and amortization of share-based awards	150	242	2,603	2,001
Delivery of common stock underlying share-based awards	(48)	(15)	(2,482)	(2,501)
Forfeiture of share-based awards	(70)	(41)	(152)	(79)
Ending balance	5,090	5,117	5,090	5,117
Additional paid-in capital
Beginning balance	61,350	60,206	60,247	59,050
Delivery of common stock underlying share-based awards	52	30	2,472	2,527
Cancellation of share-based awards in satisfaction of withholding tax requirements	(5)	(5)	(1,331)	(1,344)
Preferred stock issuance costs	–	5	10	5
Other	(25)	(3)	(26)	(5)
Ending balance	61,372	60,233	61,372	60,233
Retained earnings
Beginning balance	148,652	141,798	143,688	139,372
Net earnings	2,990	2,058	10,165	6,508
Dividends and dividend equivalents declared on common stock and share-based awards	(978)	(937)	(2,836)	(2,669)
Dividends declared on preferred stock	(192)	(166)	(529)	(458)
Preferred stock redemption premium	(18)	(10)	(34)	(10)
Ending balance	150,454	142,743	150,454	142,743
Accumulated other comprehensive income/(loss)
Beginning balance	(2,900)	(3,237)	(2,918)	(3,010)
Other comprehensive income	397	638	415	411
Ending balance	(2,503)	(2,599)	(2,503)	(2,599)
Stock held in treasury, at cost
Beginning balance	(105,459)	(97,917)	(100,445)	(94,631)
Repurchased	(1,000)	(1,500)	(6,000)	(4,796)
Reissued	–	–	33	28
Other	(16)	(12)	(63)	(30)
Ending balance	(106,475)	(99,429)	(106,475)	(99,429)
Total shareholders’ equity	$121,200	$117,277	$121,200	$117,277

The accompanying notes are an integral part of these consolidated financial statements.

3	Goldman Sachs September 2024 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September
$ in millions	2024	2023
Cash flows from operating activities
Net earnings	$10,165	$6,508
Adjustments to reconcile net earnings to net cash provided by/(used for) operating activities
Depreciation and amortization	1,894	4,076
Deferred income taxes	(653)	(744)
Share-based compensation	2,559	2,008
Provision for credit losses	997	451
Changes in operating assets and liabilities:
Customer and other receivables and payables, net	7,543	(14,042)
Collateralized transactions (excluding other secured financings), net	19,644	166,067
Trading assets	(112,931)	(146,672)
Trading liabilities	13,100	1,654
Loans held for sale, net	450	48
Other, net	(2,746)	(3,583)
Net cash provided by/(used for) operating activities	(59,978)	15,771
Cash flows from investing activities
Purchase of property, leasehold improvements and equipment	(1,505)	(1,770)
Proceeds from sales of property, leasehold improvements and equipment	1,152	1,151
Net cash received from/(used for) business dispositions or acquisitions	3,622	(8)
Purchase of investments	(78,737)	(27,776)
Proceeds from sales and paydowns of investments	45,030	13,834
Loans (excluding loans held for sale), net	(12,071)	599
Net cash used for investing activities	(42,509)	(13,970)
Cash flows from financing activities
Unsecured short-term borrowings, net	4,263	246
Other secured financings (short-term), net	7,632	1,459
Proceeds from issuance of other secured financings (long-term)	4,951	2,137
Repayment of other secured financings (long-term), including the current portion	(1,592)	(2,221)
Proceeds from issuance of unsecured long-term borrowings	49,465	28,854
Repayment of unsecured long-term borrowings, including the current portion	(59,639)	(40,286)
Derivative contracts with a financing element, net	1,739	2,145
Deposits, net	15,152	15,870
Preferred stock redemption	(700)	(1,000)
Common stock repurchased	(6,000)	(4,796)
Settlement of share-based awards in satisfaction of withholding tax requirements	(1,331)	(1,344)
Dividends and dividend equivalents paid on common stock, preferred stock and share-based awards	(3,344)	(3,124)
Proceeds from issuance of preferred stock, net of issuance costs	4,239	1,496
Other financing, net	305	348
Net cash provided by/(used for) financing activities	15,140	(216)
Effect of exchange rate changes on cash and cash equivalents	459	(3,531)
Net decrease in cash and cash equivalents	(86,888)	(1,946)
Cash and cash equivalents, beginning balance	241,577	241,825
Cash and cash equivalents, ending balance	$154,689	$239,879

Supplemental disclosures:
Cash payments for interest, net of capitalized interest	$53,759	$43,186
Cash payments for income taxes, net	$2,810	$1,815
See Notes 9, 12, 16 and 19 for information about non-cash activities.

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs September 2024 Form 10-Q	4

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
Platform Solutions
The firm issues credit cards through partnership arrangements, accepts deposits from Apple Card customers and provides transaction banking and other services, such as deposit-taking, payment solutions and other cash management services, for corporate and institutional clients. The firm also has seller financing loans that were extended to small- and medium-sized retailers. See Note 9 for information about the General Motors (GM) credit card program and the firm's seller financing loans.

5	Goldman Sachs September 2024 Form 10-Q

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
All references to September 2024, June 2024 and September 2023 refer to the firm’s periods ended, or the dates, as the context requires, September 30, 2024, June 30, 2024 and September 30, 2023, respectively. All references to December 2023 refer to the date December 31, 2023. Any reference to a future year refers to a year ending on December 31 of that year. Certain reclassifications have been made to previously reported amounts to conform to the current presentation.

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

Fair Value Measurements	Note 4
Fair Value Hierarchy	Note 5
Trading Assets and Liabilities	Note 6
Derivatives and Hedging Activities	Note 7
Investments	Note 8
Loans	Note 9
Fair Value Option	Note 10
Collateralized Agreements and Financings	Note 11
Other Assets	Note 12
Deposits	Note 13
Unsecured Borrowings	Note 14
Other Liabilities	Note 15
Securitization Activities	Note 16
Variable Interest Entities	Note 17
Commitments, Contingencies and Guarantees	Note 18
Shareholders’ Equity	Note 19
Regulation and Capital Adequacy	Note 20
Earnings Per Common Share	Note 21
Transactions with Affiliated Funds	Note 22
Interest Income and Interest Expense	Note 23
Income Taxes	Note 24
Business Segments	Note 25
Credit Concentrations	Note 26
Legal Proceedings	Note 27

Goldman Sachs September 2024 Form 10-Q	6

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

7	Goldman Sachs September 2024 Form 10-Q

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
Revenues from contracts with clients represent approximately 50% of total non-interest revenues for the three months ended September 2024 (including approximately 85% of investment banking revenues, approximately 95% of investment management revenues and all commissions and fees) and approximately 45% of total non-interest revenues for the nine months ended September 2024 (including approximately 85% of investment banking revenues, approximately 95% of investment management revenues and all commissions and fees), and approximately 45% of total non-interest revenues for both the three and nine months ended September 2023 (including approximately 85% of investment banking revenues, approximately 95% of investment management revenues and all commissions and fees). See Note 25 for information about net revenues by business segment.
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

Goldman Sachs September 2024 Form 10-Q	8

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
The firm is able to determine the future revenues associated with management fees calculated based on committed capital. As of September 2024, substantially all future net revenues associated with such remaining performance obligations will be recognized through 2032. Annual revenues associated with such performance obligations average less than $300 million through 2032.
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
Cash and Cash Equivalents
The firm defines cash equivalents as highly liquid overnight deposits held in the ordinary course of business. Cash and cash equivalents included cash and due from banks of $6.32 billion as of September 2024 and $7.93 billion as of December 2023. Cash and cash equivalents also included interest-bearing deposits with banks of $148.37 billion as of September 2024 and $233.65 billion as of December 2023.
The firm segregates cash for regulatory and other purposes related to client activity. Cash and cash equivalents segregated for regulatory and other purposes were $14.65 billion as of September 2024 and $17.08 billion as of December 2023. In addition, the firm segregates securities for regulatory and other purposes related to client activity. See Note 11 for further information about segregated securities.
Customer and Other Receivables
Customer and other receivables included receivables from customers and counterparties of $94.20 billion as of September 2024 and $90.16 billion as of December 2023, and receivables from brokers, dealers and clearing organizations of $50.72 billion as of September 2024 and $42.33 billion as of December 2023. Such receivables primarily consist of customer margin loans, collateral posted in connection with certain derivative transactions, and receivables resulting from unsettled transactions.
Substantially all of these receivables are accounted for at amortized cost net of any allowance for credit losses, which generally approximates fair value. As these receivables are not accounted for at fair value, they are not included in the firm’s fair value hierarchy in Notes 4 and 5. Had these receivables been included in the firm’s fair value hierarchy, substantially all would have been classified in level 2 as of both September 2024 and December 2023. See Note 10 for further information about customer and other receivables accounted for at fair value under the fair value option. Interest on customer and other receivables is recognized over the life of the transaction and included in interest income.
Customer and other receivables includes receivables from contracts with clients and contract assets. Contract assets represent the firm’s right to receive consideration for services provided in connection with its contracts with clients for which collection is conditional and not merely subject to the passage of time. The firm’s receivables from contracts with clients were $3.86 billion as of September 2024 and $3.59 billion as of December 2023. As of both September 2024 and December 2023, contract assets were not material.

9	Goldman Sachs September 2024 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Customer and Other Payables
Customer and other payables included payables to customers and counterparties of $232.91 billion as of September 2024 and $220.71 billion as of December 2023, and payables to brokers, dealers and clearing organizations of $17.45 billion as of September 2024 and $10.02 billion as of December 2023. Such payables primarily consist of customer credit balances related to the firm’s prime brokerage activities. Customer and other payables are accounted for at cost plus accrued interest, which generally approximates fair value. As these payables are not accounted for at fair value, they are not included in the firm’s fair value hierarchy in Notes 4 and 5. Had these payables been included in the firm’s fair value hierarchy, substantially all would have been classified in level 2 as of both September 2024 and December 2023. Interest on customer and other payables is recognized over the life of the transaction and included in interest expense.
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

Goldman Sachs September 2024 Form 10-Q	10

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

11	Goldman Sachs September 2024 Form 10-Q

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

The table below presents financial assets and liabilities carried at fair value.

	As of
	September	June	December
$ in millions	2024	2024	2023
Total level 1 financial assets	$455,552	$377,063	$332,549
Total level 2 financial assets	534,214	505,686	519,130
Total level 3 financial assets	22,523	23,079	25,100
Investments in funds at NAV	2,411	2,617	3,000
Counterparty and cash collateral netting	(44,904)	(49,129)	(51,134)
Total financial assets at fair value	$969,796	$859,316	$828,645

Total assets	$1,728,080	$1,653,313	$1,641,594

Total level 3 financial assets divided by:
Total assets	1.3%	1.4%	1.5%
Total financial assets at fair value	2.3%	2.7%	3.0%

Total level 1 financial liabilities	$120,364	$114,927	$125,715
Total level 2 financial liabilities	592,493	541,665	523,709
Total level 3 financial liabilities	26,666	26,694	28,704
Counterparty and cash collateral netting	(37,654)	(41,720)	(44,135)
Total financial liabilities at fair value	$701,869	$641,566	$633,993

Total liabilities	$1,606,880	$1,533,850	$1,524,689

Total level 3 financial liabilities divided by:
Total liabilities	1.7%	1.7%	1.9%
Total financial liabilities at fair value	3.8%	4.2%	4.5%
In the table above:
•Counterparty netting among positions classified in the same level is included in that level.
•Counterparty and cash collateral netting represents the impact on derivatives of netting across levels.
The table below presents a summary of level 3 financial assets.

	As of
	September	June	December
$ in millions	2024	2024	2023
Trading assets:
Trading cash instruments	$1,289	$1,553	$1,791
Derivatives	5,050	5,014	5,161
Investments	15,389	15,702	17,138
Loans	612	636	823
Other assets	183	174	187
Total	$22,523	$23,079	$25,100
Level 3 financial assets as of September 2024 decreased compared with both June 2024 and December 2023, primarily reflecting a decrease in level 3 investments and trading cash instruments. See Note 5 for further information about level 3 financial assets (including information about unrealized gains and losses related to level 3 financial assets and transfers into and out of level 3).

Goldman Sachs September 2024 Form 10-Q	12

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
•Market yields implied by transactions of similar or related assets;
•Transaction prices in both the underlying collateral and instruments with the same or similar underlying collateral; and
•Duration, driven by underlying loan prepayment speeds and residential property liquidation timelines.

13	Goldman Sachs September 2024 Form 10-Q

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
Other Trading Cash Instruments, Investments and Loans
The significant inputs to the valuation of other trading cash instruments, investments and loans are generally determined based on relative value analyses, which incorporate comparisons both to prices of credit default swaps that reference the same or similar underlying instrument or entity and to other debt instruments for the same issuer for which observable prices or broker quotations are available. Significant inputs include:
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

Goldman Sachs September 2024 Form 10-Q	14

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

15	Goldman Sachs September 2024 Form 10-Q

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

Goldman Sachs September 2024 Form 10-Q	16

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Note 5.
Fair Value Hierarchy
Financial assets and liabilities at fair value includes trading cash instruments, derivatives, and certain investments, loans and other financial assets and liabilities at fair value.
Trading Cash Instruments
Fair Value by Level. The table below presents trading cash instruments by level within the fair value hierarchy.

$ in millions	Level 1	Level 2	Level 3	Total
As of September 2024
Assets
Government and agency obligations:
U.S.	$161,275	$75,930	$–	$237,205
Non-U.S.	70,884	28,050	14	98,948
Loans and securities backed by:
Commercial real estate	–	1,638	86	1,724
Residential real estate	–	10,166	117	10,283
Corporate debt instruments	192	49,018	821	50,031
State and municipal obligations	–	1,037	1	1,038
Other debt obligations	–	2,449	75	2,524
Equity securities	143,692	1,016	175	144,883
Commodities	–	5,306	–	5,306
Total	$376,043	$174,610	$1,289	$551,942

Liabilities
Government and agency obligations:
U.S.	$(21,758)	$(73)	$–	$(21,831)
Non-U.S.	(49,627)	(2,454)	(4)	(52,085)
Loans and securities backed by:
Commercial real estate	–	(33)	–	(33)
Residential real estate	–	(6)	–	(6)
Corporate debt instruments	(1)	(25,387)	(71)	(25,459)
Equity securities	(48,927)	(104)	(31)	(49,062)
Commodities	–	(19)	–	(19)
Total	$(120,313)	$(28,076)	$(106)	$(148,495)

As of December 2023
Assets
Government and agency obligations:
U.S.	$85,190	$58,862	$–	$144,052
Non-U.S.	61,981	25,702	91	87,774
Loans and securities backed by:
Commercial real estate	–	916	45	961
Residential real estate	–	8,940	99	9,039
Corporate debt instruments	177	37,883	1,415	39,475
State and municipal obligations	–	371	–	371
Other debt obligations	80	2,086	37	2,203
Equity securities	135,032	1,739	103	136,874
Commodities	–	5,640	1	5,641
Total	$282,460	$142,139	$1,791	$426,390

Liabilities
Government and agency obligations:
U.S.	$(26,400)	$(32)	$–	$(26,432)
Non-U.S.	(50,825)	(2,343)	–	(53,168)
Loans and securities backed by:
Commercial real estate	–	(27)	–	(27)
Residential real estate	–	(5)	–	(5)
Corporate debt instruments	(124)	(15,317)	(70)	(15,511)
Equity securities	(48,347)	(37)	(8)	(48,392)
Commodities	–	(66)	–	(66)
Total	$(125,696)	$(17,827)	$(78)	$(143,601)

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

	As of September 2024		As of December 2023
$ in millions	Amount or Range	Weighted Average	Amount or Range	Weighted Average
Loans and securities backed by real estate
Level 3 assets	$203		$144
Yield	4.2% to 44.0%	13.1%	3.8% to 26.1%	12.8%
Recovery rate	24.5% to 93.5%	56.7%	35.5% to 76.0%	44.6%
Duration (years)	0.6 to 12.5	5.1	0.3 to 15.3	5.2
Corporate debt instruments
Level 3 assets	$821		$1,415
Yield	3.0% to 30.7%	8.8%	2.8% to 40.0%	9.3%
Recovery rate	7.2% to 71.5%	44.1%	7.3% to 65.0%	39.4%
Duration (years)	1.9 to 3.7	3.2	0.9 to 11.3	3.4
Other
Level 3 assets	$265		$232
Yield	9.4% to 40.5%	16.7%	3.6% to 31.3%	14.6%
Multiples	N/A	N/A	0.7x to 4.5x	3.9x
Duration (years)	1.5 to 4.6	3.0	2.3 to 6.4	4.1

17	Goldman Sachs September 2024 Form 10-Q

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
•Increases in yield or duration used in the valuation of level 3 trading cash instruments would have resulted in a lower fair value measurement, while increases in recovery rate or multiples would have resulted in a higher fair value measurement as of both September 2024 and December 2023. Due to the distinctive nature of each level 3 trading cash instrument, the interrelationship of inputs is not necessarily uniform within each product type.
•Trading cash instruments are valued using discounted cash flows.
•The significant unobservable inputs for multiples related to other trading cash instruments as of September 2024 did not have a range (and there was no weighted average) as it related to a single position. Therefore, such unobservable inputs are not included in the table above.

Level 3 Rollforward. The table below presents a summary of the changes in fair value for level 3 trading cash instruments.

	Three Months Ended September		Nine Months Ended September
$ in millions	2024	2023	2024	2023
Assets
Beginning balance	$1,553	$1,664	$1,791	$1,734
Net realized gains/(losses)	28	22	92	129
Net unrealized gains/(losses)	(6)	(41)	(52)	(22)
Purchases	193	295	397	597
Sales	(134)	(167)	(494)	(499)
Settlements	(95)	(91)	(310)	(311)
Transfers into level 3	174	309	221	323
Transfers out of level 3	(424)	(238)	(356)	(198)
Ending balance	$1,289	$1,753	$1,289	$1,753

Liabilities
Beginning balance	$(96)	$(95)	$(78)	$(64)
Net realized gains/(losses)	–	(1)	(3)	6
Net unrealized gains/(losses)	(10)	–	(33)	(15)
Purchases	47	46	52	52
Sales	(37)	(29)	(45)	(48)
Settlements	–	5	9	13
Transfers into level 3	(20)	(15)	(15)	(3)
Transfers out of level 3	10	38	7	8
Ending balance	$(106)	$(51)	$(106)	$(51)
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

Goldman Sachs September 2024 Form 10-Q	18

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
The table below presents information, by product type, for assets included in the summary table above.

	Three Months Ended September		Nine Months Ended September
$ in millions	2024	2023	2024	2023
Loans and securities backed by real estate
Beginning balance	$212	$221	$144	$154
Net realized gains/(losses)	2	3	18	9
Net unrealized gains/(losses)	2	(11)	(6)	(11)
Purchases	8	13	52	67
Sales	(8)	(43)	(39)	(53)
Settlements	(7)	(15)	(28)	(26)
Transfers into level 3	66	59	88	63
Transfers out of level 3	(72)	(56)	(26)	(32)
Ending balance	$203	$171	$203	$171

Corporate debt instruments
Beginning balance	$1,132	$1,145	$1,415	$1,238
Net realized gains/(losses)	18	14	54	31
Net unrealized gains/(losses)	5	(18)	(29)	(6)
Purchases	103	216	229	424
Sales	(117)	(71)	(356)	(263)
Settlements	(77)	(46)	(259)	(214)
Transfers into level 3	68	217	51	212
Transfers out of level 3	(311)	(141)	(284)	(106)
Ending balance	$821	$1,316	$821	$1,316

Other
Beginning balance	$209	$298	$232	$342
Net realized gains/(losses)	8	5	20	89
Net unrealized gains/(losses)	(13)	(12)	(17)	(5)
Purchases	82	66	116	106
Sales	(9)	(53)	(99)	(183)
Settlements	(11)	(30)	(23)	(71)
Transfers into level 3	40	33	82	48
Transfers out of level 3	(41)	(41)	(46)	(60)
Ending balance	$265	$266	$265	$266
In the table above, other includes government and agency obligations, state and municipal obligations, other debt obligations, equity securities and commodities.
Level 3 Rollforward Commentary for the Three Months Ended September 2024. The net realized and unrealized gains on level 3 trading cash instrument assets of $22 million (reflecting $28 million of net realized gains and $6 million of net unrealized losses) for the three months ended September 2024 included gains of $8 million reported in market making and $14 million reported in interest income.
The drivers of net unrealized losses on level 3 trading cash instrument assets for the three months ended September 2024 were not material.
The drivers of transfers into level 3 trading cash instrument assets during the three months ended September 2024 were not material.
Transfers out of level 3 trading cash instrument assets during the three months ended September 2024 primarily reflected transfers of certain corporate debt instruments to level 2 (principally due to increased price transparency as a result of market evidence, including market transactions in these instruments).
Level 3 Rollforward Commentary for the Nine Months Ended September 2024. The net realized and unrealized gains on level 3 trading cash instrument assets of $40 million (reflecting $92 million of net realized gains and $52 million of net unrealized losses) for the nine months ended September 2024 included gains/(losses) of $(1) million reported in market making and $41 million reported in interest income.
The drivers of net unrealized losses on level 3 trading cash instrument assets for the nine months ended September 2024 were not material.
The drivers of transfers into level 3 trading cash instrument assets during the nine months ended September 2024 were not material.
Transfers out of level 3 trading cash instrument assets during the nine months ended September 2024 primarily reflected transfers of certain corporate debt instruments to level 2 (principally due to increased price transparency as a result of market evidence, including market transactions in these instruments).
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

19	Goldman Sachs September 2024 Form 10-Q

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

Derivatives
Fair Value by Level. The table below presents derivatives on a gross basis by level and product type, as well as the impact of netting.

$ in millions	Level 1	Level 2	Level 3	Total
As of September 2024
Assets
Interest rates	$9	$164,261	$781	$165,051
Credit	–	10,104	2,850	12,954
Currencies	–	83,284	172	83,456
Commodities	–	16,267	1,206	17,473
Equities	139	92,450	1,159	93,748
Gross fair value	148	366,366	6,168	372,682
Counterparty netting in levels	–	(277,337)	(1,118)	(278,455)
Subtotal	$148	$89,029	$5,050	$94,227
Cross-level counterparty netting				(1,127)
Cash collateral netting				(43,777)
Net fair value				$49,323

Liabilities
Interest rates	$(6)	$(128,983)	$(909)	$(129,898)
Credit	–	(10,539)	(1,223)	(11,762)
Currencies	–	(89,461)	(241)	(89,702)
Commodities	–	(18,419)	(424)	(18,843)
Equities	(45)	(130,133)	(2,422)	(132,600)
Gross fair value	(51)	(377,535)	(5,219)	(382,805)
Counterparty netting in levels	–	277,337	1,118	278,455
Subtotal	$(51)	$(100,198)	$(4,101)	$(104,350)
Cross-level counterparty netting				1,127
Cash collateral netting				36,527
Net fair value				$(66,696)

As of December 2023
Assets
Interest rates	$15	$241,850	$758	$242,623
Credit	–	9,964	2,861	12,825
Currencies	–	89,694	210	89,904
Commodities	–	15,393	1,449	16,842
Equities	2	59,220	816	60,038
Gross fair value	17	416,121	6,094	422,232
Counterparty netting in levels	–	(319,045)	(933)	(319,978)
Subtotal	$17	$97,076	$5,161	$102,254
Cross-level counterparty netting				(1,411)
Cash collateral netting				(49,723)
Net fair value				$51,120

Liabilities
Interest rates	$(14)	$(213,861)	$(1,197)	$(215,072)
Credit	–	(8,923)	(1,211)	(10,134)
Currencies	–	(97,436)	(168)	(97,604)
Commodities	–	(17,122)	(821)	(17,943)
Equities	(5)	(78,222)	(1,887)	(80,114)
Gross fair value	(19)	(415,564)	(5,284)	(420,867)
Counterparty netting in levels	–	319,045	933	319,978
Subtotal	$(19)	$(96,519)	$(4,351)	$(100,889)
Cross-level counterparty netting				1,411
Cash collateral netting				42,724
Net fair value				$(56,754)

Goldman Sachs September 2024 Form 10-Q	20

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

	As of September 2024		As of December 2023
$ in millions, except inputs	Amount or Range	Average/ Median	Amount or Range	Average/ Median
Interest rates, net	$(128)		$(439)
Correlation	(10)% to 95%	60%/72%	(10)% to 75%	60%/66%
Volatility (bps)	31 to 101	57/49	31 to 101	56/49
Credit, net	$1,627		$1,650
Credit spreads (bps)	7 to 1,753	148/92	3 to 1,750	130/85
Upfront credit points	(2) to 100	23/14	0 to 100	26/15
Recovery rates	8% to 71%	45%/40%	20% to 70%	43%/40%
Currencies, net	$(69)		$42
Correlation	20% to 68%	36%/23%	20% to 90%	41%/43%
Volatility	15% to 16%	15%/15%	15% to 16%	16%/16%
Commodities, net	$782		$628
Volatility	22% to 88%	37%/33%	23% to 98%	42%/39%
Natural gas spread	$(2.14) to $4.73	$(0.07)/$(0.26)	$(1.39) to $3.06	$(0.32)/ $(0.35)
Oil spread	$(4.21) to $21.64	$2.93/$(3.10)	$(5.39) to $31.69	$15.39/ $19.35
Electricity price	$3.10 to $569.81	$48.95/$29.83	$2.72 to $1,088.00	$48.15/ $35.16
Equities, net	$(1,263)		$(1,071)
Correlation	(75)% to 100%	58%/57%	(70)% to 100%	65%/71%
Volatility	1% to 102%	17%/15%	1% to 106%	14%/13%
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

21	Goldman Sachs September 2024 Form 10-Q

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
Level 3 Rollforward. The table below presents a summary of the changes in fair value for level 3 derivatives.

	Three Months Ended September		Nine Months Ended September
$ in millions	2024	2023	2024	2023
Total level 3 derivatives, net
Beginning balance	$534	$609	$810	$1,521
Net realized gains/(losses)	(87)	(75)	(235)	205
Net unrealized gains/(losses)	139	(127)	257	(957)
Purchases	140	113	498	317
Sales	(368)	(795)	(1,053)	(1,117)
Settlements	465	340	537	111
Transfers into level 3	(475)	3	(172)	45
Transfers out of level 3	601	291	307	234
Ending balance	$949	$359	$949	$359
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

Goldman Sachs September 2024 Form 10-Q	22

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
The table below presents information, by product type, for derivatives included in the summary table above.

	Three Months Ended September		Nine Months Ended September
$ in millions	2024	2023	2024	2023
Interest rates, net
Beginning balance	$(367)	$(589)	$(439)	$(459)
Net realized gains/(losses)	(124)	(5)	(196)	9
Net unrealized gains/(losses)	730	(109)	508	(338)
Purchases	6	10	15	30
Sales	(97)	(98)	(267)	(225)
Settlements	144	88	359	167
Transfers into level 3	(426)	(14)	(92)	25
Transfers out of level 3	6	110	(16)	184
Ending balance	$(128)	$(607)	$(128)	$(607)

Credit, net
Beginning balance	$1,726	$1,711	$1,650	$1,460
Net realized gains/(losses)	7	2	87	(18)
Net unrealized gains/(losses)	(96)	(24)	158	181
Purchases	81	28	182	114
Sales	(45)	(28)	(95)	(48)
Settlements	(44)	(64)	(360)	(192)
Transfers into level 3	20	–	10	(5)
Transfers out of level 3	(22)	(15)	(5)	118
Ending balance	$1,627	$1,610	$1,627	$1,610

Currencies, net
Beginning balance	$24	$129	$42	$162
Net realized gains/(losses)	49	30	14	84
Net unrealized gains/(losses)	(121)	16	(136)	(100)
Purchases	3	1	7	2
Sales	(13)	(2)	(17)	(4)
Settlements	(16)	(46)	(42)	(31)
Transfers into level 3	2	7	3	7
Transfers out of level 3	3	13	60	28
Ending balance	$(69)	$148	$(69)	$148

Commodities, net
Beginning balance	$648	$666	$628	$919
Net realized gains/(losses)	(155)	(64)	(311)	(39)
Net unrealized gains/(losses)	(78)	(202)	19	(435)
Purchases	10	19	161	12
Sales	(10)	(16)	(38)	(68)
Settlements	146	80	84	111
Transfers into level 3	(21)	51	29	131
Transfers out of level 3	242	56	210	(41)
Ending balance	$782	$590	$782	$590

Equities, net
Beginning balance	$(1,497)	$(1,308)	$(1,071)	$(561)
Net realized gains/(losses)	136	(38)	171	169
Net unrealized gains/(losses)	(296)	192	(292)	(265)
Purchases	40	55	133	159
Sales	(203)	(651)	(636)	(772)
Settlements	235	282	496	56
Transfers into level 3	(50)	(41)	(122)	(113)
Transfers out of level 3	372	127	58	(55)
Ending balance	$(1,263)	$(1,382)	$(1,263)	$(1,382)
Level 3 Rollforward Commentary for the Three Months Ended September 2024. The net realized and unrealized gains on level 3 derivatives of $52 million (reflecting $87 million of net realized losses and $139 million of net unrealized gains) for the three months ended September 2024 included gains/(losses) of $59 million reported in market making and $(7) million reported in other principal transactions.
The net unrealized gains on level 3 derivatives for the three months ended September 2024 reflected gains on certain interest rate derivatives (principally due to the impact of a decrease in interest rates), partially offset by losses on certain equity derivatives (principally due to the impact of changes in equity prices) and losses on certain currency derivatives (principally due to the impact of changes in foreign exchange rates).
Transfers into level 3 derivatives during the three months ended September 2024 primarily reflected transfers of certain interest rate derivative liabilities from level 2 (principally due to certain unobservable volatility inputs becoming significant to the valuation of these derivatives).
Transfers out of level 3 derivatives during the three months ended September 2024 primarily reflected transfers of certain equity derivative liabilities to level 2 (principally due to certain unobservable inputs no longer being significant to the valuation of these derivatives) and transfers of certain commodity derivative liabilities to level 2 (principally due to increased transparency of certain commodity price inputs used to value these derivatives).
Level 3 Rollforward Commentary for the Nine Months Ended September 2024. The net realized and unrealized gains on level 3 derivatives of $22 million (reflecting $235 million of net realized losses and $257 million of net unrealized gains) for the nine months ended September 2024 included gains of $12 million reported in market making and $10 million reported in other principal transactions.
The net unrealized gains on level 3 derivatives for the nine months ended September 2024 primarily reflected gains on certain interest rate derivatives (principally due to the impact of a decrease in interest rates) and gains on certain credit derivatives (principally due to the impact of changes in foreign exchange rates and a decrease in interest rates), partially offset by losses on certain equity derivatives (principally due to the impact of changes in equity prices) and losses on certain currency derivatives (principally due to the impact of changes in foreign exchange rates).
Transfers into level 3 derivatives during the nine months ended September 2024 primarily reflected transfers of certain equity derivative liabilities from level 2 (principally due to reduced transparency of certain volatility inputs used to value these derivatives).
Transfers out of level 3 derivatives during the nine months ended September 2024 primarily reflected transfers of certain commodity derivative liabilities to level 2 (principally due to increased transparency of certain commodity price inputs used to value these derivatives).

23	Goldman Sachs September 2024 Form 10-Q

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
The net unrealized losses on level 3 derivatives for the three months ended September 2023 primarily reflected losses on certain commodity derivatives (principally due to the impact of changes in commodity prices) and losses on certain interest rate derivatives (principally due to the impact of an increase in interest rates), partially offset by gains on certain equity derivatives (principally due to the impact of a decrease in equity prices).
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
The net unrealized losses on level 3 derivatives for the nine months ended September 2023 reflected losses on certain commodity derivatives (principally due to the impact of changes in commodity prices), losses on certain interest rate and currency derivatives (in each case, principally due to the impact of an increase in interest rates), and losses on certain equity derivatives (principally due to the impact of an increase in equity prices), partially offset by gains on certain credit derivatives (principally due to the impact of changes in foreign exchange rates).

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
Investments
Fair Value by Level. The table below presents investments accounted for at fair value by level within the fair value hierarchy.

$ in millions	Level 1	Level 2	Level 3	Total
As of September 2024
Government and agency obligations:
U.S.	$73,770	$–	$–	$73,770
Non-U.S.	4,248	42	–	4,290
Corporate debt securities	171	2,403	5,204	7,778
Securities backed by real estate	–	6	570	576
Money market instruments	293	1,019	–	1,312
Other debt obligations	24	10	357	391
Equity securities	855	2,868	9,258	12,981
Subtotal	$79,361	$6,348	$15,389	$101,098
Investments in funds at NAV				2,411
Total investments				$103,509
As of December 2023
Government and agency obligations:
U.S.	$46,731	$–	$–	$46,731
Non-U.S.	2,399	144	–	2,543
Corporate debt securities	160	2,299	6,533	8,992
Securities backed by real estate	–	2	687	689
Money market instruments	52	999	–	1,051
Other debt obligations	9	14	244	267
Equity securities	721	2,099	9,674	12,494
Subtotal	$50,072	$5,557	$17,138	$72,767
Investments in funds at NAV				3,000
Total investments				$75,767
See Note 4 for an overview of the firm’s fair value measurement policies, valuation techniques and significant inputs used to determine the fair value of investments.

Goldman Sachs September 2024 Form 10-Q	24

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Significant Unobservable Inputs. The table below presents the amount of level 3 investments, and ranges and weighted averages of significant unobservable inputs used to value such investments.

	As of September 2024		As of December 2023
$ in millions	Amount or Range	Weighted Average	Amount or Range	Weighted Average
Corporate debt securities
Level 3 assets	$5,204		$6,533
Yield	5.0% to 25.1%	12.4%	6.0% to 31.0%	12.1%
Recovery rate	3.5% to 74.4%	34.3%	7.3% to 41.2%	27.6%
Duration (years)	0.3 to 7.4	3.5	0.4 to 5.3	3.0
Multiples	1.0x to 31.1x	6.7x	0.9x to 53.3x	7.7x
Securities backed by real estate
Level 3 assets	$570		$687
Yield	10.0% to 24.0%	16.9%	7.4% to 18.8%	14.1%
Duration (years)	0.8 to 2.2	2.2	0.4 to 4.1	3.9
Other debt obligations
Level 3 assets	$357		$244
Yield	5.6% to 8.7%	7.8%	7.6% to 8.8%	8.2%
Equity securities
Level 3 assets	$9,258		$9,674
Multiples	0.4x to 41.1x	9.6x	0.5x to 25.2x	8.3x
Discount rate/yield	6.0% to 38.5%	12.8%	6.0% to 38.5%	12.3%
Capitalization rate	4.4% to 9.2%	5.4%	4.5% to 8.0%	5.3%
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
•Increases in yield, discount rate, capitalization rate or duration used in the valuation of level 3 investments would have resulted in a lower fair value measurement, while increases in recovery rate or multiples would have resulted in a higher fair value measurement as of both September 2024 and December 2023. Due to the distinctive nature of each level 3 investment, the interrelationship of inputs is not necessarily uniform within each product type.

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
Level 3 Rollforward. The table below presents a summary of the changes in fair value for level 3 investments.

	Three Months Ended September		Nine Months Ended September
$ in millions	2024	2023	2024	2023
Beginning balance	$15,702	$18,128	$17,138	$16,942
Net realized gains/(losses)	83	113	296	344
Net unrealized gains/(losses)	189	(346)	(20)	(904)
Purchases	338	213	1,014	755
Sales	(47)	(111)	(694)	(621)
Settlements	(635)	(456)	(1,862)	(1,127)
Transfers into level 3	341	942	892	3,257
Transfers out of level 3	(582)	(1,154)	(1,375)	(1,317)
Ending balance	$15,389	$17,329	$15,389	$17,329
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

25	Goldman Sachs September 2024 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
The table below presents information, by product type, for investments included in the summary table above.

	Three Months Ended September		Nine Months Ended September
$ in millions	2024	2023	2024	2023
Corporate debt securities
Beginning balance	$5,660	$7,520	$6,533	$7,003
Net realized gains/(losses)	47	88	196	301
Net unrealized gains/(losses)	31	(66)	(45)	(54)
Purchases	107	58	417	373
Sales	(3)	(53)	(149)	(185)
Settlements	(402)	(274)	(1,320)	(735)
Transfers into level 3	96	415	389	1,049
Transfers out of level 3	(332)	(738)	(817)	(802)
Ending balance	$5,204	$6,950	$5,204	$6,950

Securities backed by real estate
Beginning balance	$565	$878	$687	$827
Net realized gains/(losses)	2	1	46	10
Net unrealized gains/(losses)	6	(95)	(74)	(191)
Purchases	2	7	45	56
Sales	–	–	(33)	(58)
Settlements	(5)	(19)	(101)	(38)
Transfers into level 3	–	–	1	171
Transfers out of level 3	–	–	(1)	(5)
Ending balance	$570	$772	$570	$772

Other debt obligations
Beginning balance	$221	$246	$244	$256
Net realized gains/(losses)	1	1	4	3
Net unrealized gains/(losses)	2	3	1	2
Purchases	160	6	163	1
Settlements	(27)	(7)	(55)	(13)
Ending balance	$357	$249	$357	$249

Equity securities
Beginning balance	$9,256	$9,484	$9,674	$8,856
Net realized gains/(losses)	33	23	50	30
Net unrealized gains/(losses)	150	(188)	98	(661)
Purchases	69	142	389	325
Sales	(44)	(58)	(512)	(378)
Settlements	(201)	(156)	(386)	(341)
Transfers into level 3	245	527	502	2,037
Transfers out of level 3	(250)	(416)	(557)	(510)
Ending balance	$9,258	$9,358	$9,258	$9,358
Level 3 Rollforward Commentary for the Three Months Ended September 2024. The net realized and unrealized gains on level 3 investments of $272 million (reflecting $83 million of net realized gains and $189 million of net unrealized gains) for the three months ended September 2024 included gains of $175 million reported in other principal transactions and $97 million reported in interest income.
The net unrealized gains on level 3 investments for the three months ended September 2024 primarily reflected gains on certain equity securities (principally driven by corporate performance).

Transfers into level 3 investments during the three months ended September 2024 primarily reflected transfers of certain equity securities from level 2 (principally due to reduced price transparency as a result of a lack of market evidence, including fewer market transactions in these instruments).
Transfers out of level 3 investments during the three months ended September 2024 primarily reflected transfers of certain corporate debt securities to level 2 (principally due to certain unobservable yield inputs becoming less significant to the valuation of these instruments), and transfers of certain equity securities to level 2 (principally due to increased price transparency as a result of market evidence, including market transactions in these instruments).
Level 3 Rollforward Commentary for the Nine Months Ended September 2024. The net realized and unrealized gains on level 3 investments of $276 million (reflecting $296 million of net realized gains and $20 million of net unrealized losses) for the nine months ended September 2024 included gains/(losses) of $(1) million reported in other principal transactions and $277 million reported in interest income.
The drivers of the net unrealized losses on level 3 investments for the nine months ended September 2024 were not material.
Transfers into level 3 investments during the nine months ended September 2024 primarily reflected transfers of certain equity securities from level 2 (principally due to reduced price transparency as a result of a lack of market evidence, including fewer market transactions in these instruments) and transfers of certain corporate debt securities from level 2 (principally due to certain unobservable yield inputs becoming significant to the valuation of these instruments).
Transfers out of level 3 investments during the nine months ended September 2024 primarily reflected transfers of certain corporate debt securities to level 2 (principally due to increased price transparency as a result of market evidence, including market transactions in these instruments and certain unobservable yield inputs becoming less significant to the valuation of these instruments) and transfers of certain equity securities to level 2 (principally due to increased price transparency as a result of market evidence, including market transactions in these instruments).
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

Goldman Sachs September 2024 Form 10-Q	26

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

$ in millions	Level 1	Level 2	Level 3	Total
As of September 2024
Loan Type
Corporate	$–	$135	$327	$462
Real estate:
Commercial	–	336	78	414
Residential	–	3,645	47	3,692
Other collateralized	–	1,079	127	1,206
Other	–	32	33	65
Total	$–	$5,227	$612	$5,839
As of December 2023
Loan Type
Corporate	$–	$415	$344	$759
Real estate:
Commercial	–	360	203	563
Residential	–	4,087	58	4,145
Other collateralized	–	775	136	911
Other	–	46	82	128
Total	$–	$5,683	$823	$6,506
The gains/(losses) as a result of changes in the fair value of loans held for investment for which the fair value option was elected were $75 million for the three months ended September 2024, $(170) million for the three months ended September 2023, $53 million for the nine months ended September 2024 and $(207) million for the nine months ended September 2023. These gains/(losses) were included in other principal transactions.
Significant Unobservable Inputs. The table below presents the amount of level 3 loans, and ranges and weighted averages of significant unobservable inputs used to value such loans.

	As of September 2024		As of December 2023
$ in millions	Amount or Range	Weighted Average	Amount or Range	Weighted Average
Corporate
Level 3 assets	$327		$344
Yield	14.1% to 19.3%	16.6%	8.0% to 17.1%	10.5%
Recovery rate	38.9% to 95.0%	76.9%	2.0% to 95.0%	74.0%
Duration (years)	0.1 to 9.6	6.2	0.7 to 2.3	1.7
Real estate
Level 3 assets	$125		$261
Yield	N/A	N/A	5.0% to 21.4%	18.1%
Recovery rate	3.9% to 99.0%	71.1%	5.3% to 99.2%	66.0%
Duration (years)	0.3 to 4.5	0.9	0.5 to 6.2	1.6
Other collateralized
Level 3 assets	$127		$136
Yield	5.4% to 9.4%	5.9%	5.6% to 8.7%	6.1%
Other
Level 3 assets	$33		$82
Yield	N/A	N/A	7.3% to 13.5%	9.6%
Duration (years)	N/A	N/A	3.6 to 5.2	4.2

27	Goldman Sachs September 2024 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
In the table above:
•Ranges represent the significant unobservable inputs that were used in the valuation of each type of loan.
•Weighted averages are calculated by weighting each input by the relative fair value of the loan.
•The ranges and weighted averages of these inputs are not representative of the appropriate inputs to use when calculating the fair value of any one loan. For example, the highest yield for corporate loans is appropriate for valuing a specific corporate loan but may not be appropriate for valuing any other corporate loan. Accordingly, the ranges of inputs do not represent uncertainty in, or possible ranges of, fair value measurements of level 3 loans.
•Increases in yield or duration used in the valuation of level 3 loans would have resulted in a lower fair value measurement, while increases in recovery rate would have resulted in a higher fair value measurement as of both September 2024 and December 2023. Due to the distinctive nature of each level 3 loan, the interrelationship of inputs is not necessarily uniform within each product type.
•Loans are valued using discounted cash flows.
•The significant unobservable inputs for yield (related to real estate and other loans) and for duration (related to other loans) as of September 2024 did not have a range (and there was no weighted average) as each pertained to a single position. Therefore, such unobservable inputs are not included in the table above.
Level 3 Rollforward. The table below presents a summary of the changes in fair value for level 3 loans.

	Three Months Ended September		Nine Months Ended September
$ in millions	2024	2023	2024	2023
Beginning balance	$636	$1,251	$823	$1,837
Net realized gains/(losses)	15	11	28	39
Net unrealized gains/(losses)	3	(174)	(20)	(254)
Purchases	17	6	99	86
Sales	(15)	(5)	(58)	(462)
Settlements	(51)	(95)	(259)	(254)
Transfers into level 3	49	–	43	–
Transfers out of level 3	(42)	(22)	(44)	(20)
Ending balance	$612	$972	$612	$972
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
The table below presents information, by loan type, for loans included in the summary table above.

	Three Months Ended September		Nine Months Ended September
$ in millions	2024	2023	2024	2023
Corporate
Beginning balance	$284	$543	$344	$637
Net realized gains/(losses)	7	7	9	20
Net unrealized gains/(losses)	3	(76)	(11)	(134)
Purchases	15	5	97	47
Sales	(4)	–	(4)	(47)
Settlements	(26)	(26)	(150)	(72)
Transfers into level 3	48	–	42	–
Transfers out of level 3	–	(22)	–	(20)
Ending balance	$327	$431	$327	$431

Real estate
Beginning balance	$142	$490	$261	$785
Net realized gains/(losses)	4	2	8	9
Net unrealized gains/(losses)	(2)	(100)	(5)	(123)
Purchases	2	1	1	2
Sales	(11)	(5)	(52)	(196)
Settlements	(11)	(67)	(89)	(156)
Transfers into level 3	1	–	1	–
Transfers out of level 3	–	–	–	–
Ending balance	$125	$321	$125	$321

Other collateralized
Beginning balance	$146	$140	$136	$140
Net realized gains/(losses)	1	1	4	3
Net unrealized gains/(losses)	–	1	(2)	–
Purchases	–	–	–	2
Sales	–	–	(1)	–
Settlements	(9)	–	(10)	(3)
Transfers out of level 3	(11)	–	–	–
Ending balance	$127	$142	$127	$142

Other
Beginning balance	$64	$78	$82	$275
Net realized gains/(losses)	3	1	7	7
Net unrealized gains/(losses)	2	1	(2)	3
Purchases	–	–	1	35
Sales	–	–	(1)	(219)
Settlements	(5)	(2)	(10)	(23)
Transfers out of level 3	(31)	–	(44)	–
Ending balance	$33	$78	$33	$78
Level 3 Rollforward Commentary for the Three Months Ended September 2024. The net realized and unrealized gains on level 3 loans of $18 million (reflecting $15 million of net realized gains and $3 million of net unrealized gains) for the three months ended September 2024 included gains of $9 million reported in other principal transactions and $9 million reported in interest income.
The drivers of the net unrealized gains on level 3 loans for the three months ended September 2024 were not material.
The drivers of both transfers into and transfers out of level 3 loans during the three months ended September 2024 were not material.

Goldman Sachs September 2024 Form 10-Q	28

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Level 3 Rollforward Commentary for the Nine Months Ended September 2024. The net realized and unrealized gains on level 3 loans of $8 million (reflecting $28 million of net realized gains and $20 million of net unrealized losses) for the nine months ended September 2024 included gains/(losses) of $(2) million reported in other principal transactions and $10 million reported in interest income.
The drivers of the net unrealized losses on level 3 loans for the nine months ended September 2024 were not material.
The drivers of both transfers into and transfers out of level 3 loans during the nine months ended September 2024 were not material.
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

$ in millions	Level 1	Level 2	Level 3	Total
As of September 2024
Assets
Resale agreements	$–	$211,871	$–	$211,871
Securities borrowed	–	47,033	–	47,033
Customer and other receivables	–	23	–	23
Other assets	–	73	183	256
Total	$–	$259,000	$183	$259,183

Liabilities
Deposits	$–	$(38,572)	$(2,960)	$(41,532)
Repurchase agreements	–	(261,617)	–	(261,617)
Securities loaned	–	(10,667)	–	(10,667)
Other secured financings	–	(22,618)	(704)	(23,322)
Unsecured borrowings:
Short-term	–	(47,622)	(5,535)	(53,157)
Long-term	–	(83,043)	(13,180)	(96,223)
Other liabilities	–	(80)	(80)	(160)
Total	$–	$(464,219)	$(22,459)	$(486,678)

As of December 2023
Assets
Resale agreements	$–	$223,543	$–	$223,543
Securities borrowed	–	44,930	–	44,930
Customer and other receivables	–	23	–	23
Other assets	–	179	187	366
Total	$–	$268,675	$187	$268,862

Liabilities
Deposits	$–	$(26,723)	$(2,737)	$(29,460)
Repurchase agreements	–	(249,887)	–	(249,887)
Securities loaned	–	(8,934)	–	(8,934)
Other secured financings	–	(10,532)	(2,022)	(12,554)
Unsecured borrowings:
Short-term	–	(40,538)	(5,589)	(46,127)
Long-term	–	(72,562)	(13,848)	(86,410)
Other liabilities	–	(187)	(79)	(266)
Total	$–	$(409,363)	$(24,275)	$(433,638)
In the table above, assets are shown as positive amounts and liabilities are shown as negative amounts.
See Note 4 for an overview of the firm’s fair value measurement policies, valuation techniques and significant inputs used to determine the fair value of other financial assets and liabilities.

29	Goldman Sachs September 2024 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Significant Unobservable Inputs. See below for information about the significant unobservable inputs used to value level 3 other financial assets and liabilities at fair value as of both September 2024 and December 2023.
Other Secured Financings. The ranges and weighted averages of significant unobservable inputs used to value level 3 other secured financings are presented below. These ranges and weighted averages exclude unobservable inputs that are only relevant to a single instrument, and therefore are not meaningful.
As of September 2024:
•Yield: 6.3% to 12.6% (weighted average: 7.9%)
•Duration: 0.3 to 5.6 years (weighted average: 0.9 years)
As of December 2023:
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

	Three Months Ended September		Nine Months Ended September
$ in millions	2024	2023	2024	2023
Assets
Beginning balance	$174	$126	$187	$74
Net unrealized gains/(losses)	9	25	7	77
Sales	–	–	(11)	–
Ending balance	$183	$151	$183	$151

Liabilities
Beginning balance	$(22,118)	$(21,897)	$(24,275)	$(18,826)
Net realized gains/(losses)	(96)	(88)	(161)	(223)
Net unrealized gains/(losses)	(1,351)	1,210	(830)	425
Issuances	(3,788)	(3,036)	(8,450)	(6,212)
Settlements	3,008	3,154	9,325	6,380
Transfers into level 3	(887)	(3,656)	(770)	(6,030)
Transfers out of level 3	2,773	1,003	2,702	1,176
Ending balance	$(22,459)	$(23,310)	$(22,459)	$(23,310)
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

Goldman Sachs September 2024 Form 10-Q	30

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
The table below presents information, by the consolidated balance sheet line items, for liabilities included in the summary table above.

	Three Months Ended September		Nine Months Ended September
$ in millions	2024	2023	2024	2023
Deposits
Beginning balance	$(2,904)	$(2,889)	$(2,737)	$(2,743)
Net unrealized gains/(losses)	(83)	73	(157)	19
Issuances	(319)	(157)	(737)	(376)
Settlements	225	232	655	594
Transfers into level 3	–	(3)	(141)	(254)
Transfers out of level 3	121	18	157	34
Ending balance	$(2,960)	$(2,726)	$(2,960)	$(2,726)

Other secured financings
Beginning balance	$(1,545)	$(2,817)	$(2,022)	$(1,842)
Net realized gains/(losses)	(7)	(3)	(7)	(3)
Net unrealized gains/(losses)	(25)	41	13	13
Issuances	(33)	(158)	(60)	(676)
Settlements	906	488	1,478	875
Transfers into level 3	–	(325)	(106)	(1,626)
Transfers out of level 3	–	40	–	525
Ending balance	$(704)	$(2,734)	$(704)	$(2,734)

Unsecured short-term borrowings
Beginning balance	$(4,554)	$(4,822)	$(5,589)	$(4,090)
Net realized gains/(losses)	(33)	(23)	(5)	(72)
Net unrealized gains/(losses)	(162)	148	(231)	(178)
Issuances	(2,205)	(1,552)	(4,401)	(2,968)
Settlements	1,017	1,853	3,763	3,013
Transfers into level 3	(431)	(204)	(94)	(174)
Transfers out of level 3	833	305	1,022	174
Ending balance	$(5,535)	$(4,295)	$(5,535)	$(4,295)

Unsecured long-term borrowings
Beginning balance	$(13,051)	$(11,296)	$(13,848)	$(10,066)
Net realized gains/(losses)	(56)	(62)	(149)	(148)
Net unrealized gains/(losses)	(1,065)	945	(454)	556
Issuances	(1,231)	(1,020)	(3,252)	(2,043)
Settlements	860	581	3,429	1,898
Transfers into level 3	(456)	(3,124)	(429)	(3,976)
Transfers out of level 3	1,819	640	1,523	443
Ending balance	$(13,180)	$(13,336)	$(13,180)	$(13,336)

Other liabilities
Beginning balance	$(64)	$(73)	$(79)	$(85)
Net unrealized gains/(losses)	(16)	3	(1)	15
Issuances	–	(149)	–	(149)
Ending balance	$(80)	$(219)	$(80)	$(219)
Level 3 Rollforward Commentary for the Three Months Ended September 2024. The net realized and unrealized losses on level 3 other financial liabilities of $1.45 billion (reflecting $96 million of net realized losses and $1.35 billion of net unrealized losses) for the three months ended September 2024 included losses of $1.32 billion reported in market making, $28 million reported in other principal transactions and $3 million reported in interest expense in the consolidated statements of earnings, and $94 million reported in debt valuation adjustment in the consolidated statements of comprehensive income.

The net unrealized losses on level 3 other financial liabilities for the three months ended September 2024 primarily reflected losses on certain hybrid financial instruments included in unsecured long-term borrowings (principally due to the impact of changes in foreign exchange rates, a decrease in interest rates, and an increase in equity prices) and losses on certain hybrid financial instruments included in unsecured short-term borrowings (principally due to an increase in equity prices).
Transfers into level 3 other financial liabilities during the three months ended September 2024 primarily reflected transfers of certain hybrid financial instruments included in unsecured long- and short-term borrowings from level 2 (principally due to reduced price transparency of certain volatility inputs used to value these instruments).
Transfers out of level 3 other financial liabilities during the three months ended September 2024 primarily reflected transfers of certain hybrid financial instruments included in unsecured long-term borrowings to level 2 (principally due to increased price transparency of certain credit spread and volatility inputs used to value these instruments) and transfers of certain hybrid financial instruments included in unsecured short-term borrowings to level 2 (principally due to increased price transparency of certain volatility inputs used to value these instruments).
Level 3 Rollforward Commentary for the Nine Months Ended September 2024. The net realized and unrealized losses on level 3 other financial liabilities of $991 million (reflecting $161 million of net realized losses and $830 million of net unrealized losses) for the nine months ended September 2024 included losses of $884 million reported in market making, $27 million reported in other principal transactions and $8 million reported in interest expense in the consolidated statements of earnings, and $72 million reported in debt valuation adjustment in the consolidated statements of comprehensive income.
The net unrealized losses on level 3 other financial liabilities for the nine months ended September 2024 primarily reflected losses on certain hybrid financial instruments included in unsecured long- and short-term borrowings (principally due to an increase in equity prices).
Transfers into level 3 other financial liabilities during the nine months ended September 2024 primarily reflected transfers of certain hybrid financial instruments included in unsecured long-term borrowings and deposits from level 2 (in each case, principally due to reduced price transparency of volatility inputs used to value these instruments) and transfers of certain other secured financings from level 2 (principally due to reduced price transparency of certain yield and duration inputs used to value these instruments).

31	Goldman Sachs September 2024 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Transfers out of level 3 other financial liabilities during the nine months ended September 2024 primarily reflected transfers of certain hybrid financial instruments included in unsecured long-term borrowings to level 2 (principally due to increased price transparency of certain volatility inputs used to value these instruments) and transfers of certain hybrid financial instruments included in unsecured short-term borrowings to level 2 (principally due to increased price transparency of certain volatility inputs used to value these instruments and certain unobservable inputs no longer being significant to the valuation of these instruments).
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
The table below presents a summary of trading assets and liabilities.

	Trading	Trading
$ in millions	Assets	Liabilities
As of September 2024
Trading cash instruments	$551,942	$148,495
Derivatives	49,323	66,696
Total	$601,265	$215,191
As of December 2023
Trading cash instruments	$426,390	$143,601
Derivatives	51,120	56,754
Total	$477,510	$200,355
See Note 5 for further information about trading cash instruments and Note 7 for further information about derivatives.

Goldman Sachs September 2024 Form 10-Q	32

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Gains and Losses from Market Making
The table below presents market making revenues by major product type.

	Three Months Ended September		Nine Months Ended September
$ in millions	2024	2023	2024	2023
Interest rates	$4,527	$(861)	$4,869	$713
Credit	116	511	1,877	1,160
Currencies	(2,380)	2,850	1,280	4,946
Equities	1,639	2,029	5,053	6,008
Commodities	103	429	1,143	1,915
Total	$4,005	$4,958	$14,222	$14,742
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
Derivatives are reported on a net-by-counterparty basis (i.e., the net payable or receivable for derivative assets and liabilities for a given counterparty) when a legal right of setoff exists under an enforceable netting agreement (counterparty netting). Derivatives are accounted for at fair value, net of cash collateral received or posted under enforceable credit support agreements (cash collateral netting). Derivative assets are included in trading assets and derivative liabilities are included in trading liabilities. Realized and unrealized gains and losses on derivatives not designated as hedges are included in market making (for derivatives included in Fixed Income, Currency and Commodities (FICC) and Equities within Global Banking & Markets), and other principal transactions (for derivatives included in Investment banking fees and Other within Global Banking & Markets, as well as derivatives in Asset & Wealth Management) in the consolidated statements of earnings. For each of the three and nine months ended September 2024 and September 2023, substantially all of the firm’s derivatives were included in Global Banking & Markets.

33	Goldman Sachs September 2024 Form 10-Q

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

	Fair Value as of
	September 2024		December 2023
$ in millions	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Not accounted for as hedges
Exchange-traded	$4,287	$585	$3,401	$1,129
OTC-cleared	1,169	1,053	67,815	64,490
Bilateral OTC	159,319	128,253	171,109	149,444
Total interest rates	164,775	129,891	242,325	215,063
OTC-cleared	2,495	2,607	1,271	1,533
Bilateral OTC	10,459	9,155	11,554	8,601
Total credit	12,954	11,762	12,825	10,134
Exchange-traded	147	36	708	15
OTC-cleared	559	721	1,033	1,632
Bilateral OTC	82,713	88,634	88,158	95,742
Total currencies	83,419	89,391	89,899	97,389
Exchange-traded	8,972	9,269	5,468	5,998
OTC-cleared	490	536	635	711
Bilateral OTC	8,011	9,038	10,739	11,234
Total commodities	17,473	18,843	16,842	17,943
Exchange-traded	58,373	80,366	31,315	39,247
OTC-cleared	65	135	122	171
Bilateral OTC	35,310	52,099	28,601	40,696
Total equities	93,748	132,600	60,038	80,114
Subtotal	372,369	382,487	421,929	420,643
Accounted for as hedges
Bilateral OTC	276	7	298	9
Total interest rates	276	7	298	9
OTC-cleared	14	19	–	7
Bilateral OTC	23	292	5	208
Total currencies	37	311	5	215
Subtotal	313	318	303	224
Total gross fair value	$372,682	$382,805	$422,232	$420,867

Offset in the consolidated balance sheets
Exchange-traded	$(64,017)	$(64,017)	$(32,722)	$(32,722)
OTC-cleared	(4,366)	(4,366)	(67,272)	(67,272)
Bilateral OTC	(211,199)	(211,199)	(221,395)	(221,395)
Counterparty netting	(279,582)	(279,582)	(321,389)	(321,389)
OTC-cleared	(7)	(217)	(1,335)	(486)
Bilateral OTC	(43,770)	(36,310)	(48,388)	(42,238)
Cash collateral netting	(43,777)	(36,527)	(49,723)	(42,724)
Total amounts offset	$(323,359)	$(316,109)	$(371,112)	$(364,113)

Included in the consolidated balance sheets
Exchange-traded	$7,762	$26,239	$8,170	$13,667
OTC-cleared	419	488	2,269	786
Bilateral OTC	41,142	39,969	40,681	42,301
Total	$49,323	$66,696	$51,120	$56,754

Not offset in the consolidated balance sheets
Cash collateral	$(566)	$(1,328)	$(877)	$(2,732)
Securities collateral	(14,746)	(9,010)	(13,425)	(6,516)
Total	$34,011	$56,358	$36,818	$47,506

	Notional Amounts as of
	September	December
$ in millions	2024	2023
Not accounted for as hedges
Exchange-traded	$3,063,477	$3,854,689
OTC-cleared	16,243,462	16,007,915
Bilateral OTC	11,819,755	12,390,595
Total interest rates	31,126,694	32,253,199
Exchange-traded	455	299
OTC-cleared	770,983	498,720
Bilateral OTC	741,550	619,975
Total credit	1,512,988	1,118,994
Exchange-traded	11,054	11,586
OTC-cleared	388,404	268,293
Bilateral OTC	6,748,886	6,363,700
Total currencies	7,148,344	6,643,579
Exchange-traded	399,347	306,787
OTC-cleared	3,228	3,323
Bilateral OTC	187,958	199,270
Total commodities	590,533	509,380
Exchange-traded	2,114,606	1,564,341
OTC-cleared	1,463	1,487
Bilateral OTC	1,351,531	1,204,140
Total equities	3,467,600	2,769,968
Subtotal	43,846,159	43,295,120
Accounted for as hedges
OTC-cleared	255,383	241,160
Bilateral OTC	2,414	2,914
Total interest rates	257,797	244,074
OTC-cleared	5,184	1,227
Bilateral OTC	11,334	9,130
Total currencies	16,518	10,357
Subtotal	274,315	254,431
Total notional amounts	$44,120,474	$43,549,551
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
•Total gross fair value of derivatives included derivative assets of $8.83 billion as of September 2024 and $8.98 billion as of December 2023, and derivative liabilities of $12.50 billion as of September 2024 and $16.03 billion as of December 2023, which are not subject to an enforceable netting agreement or are subject to a netting agreement that the firm has not yet determined to be enforceable.

Goldman Sachs September 2024 Form 10-Q	34

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
OTC Derivatives
The table below presents OTC derivative assets and liabilities by tenor and major product type.

$ in millions	Less than 1 Year	1 - 5 Years	Greater than 5 Years	Total
As of September 2024
Assets
Interest rates	$5,168	$11,546	$47,558	$64,272
Credit	1,589	2,532	2,266	6,387
Currencies	9,725	8,067	4,708	22,500
Commodities	1,681	2,322	1,054	5,057
Equities	8,797	2,928	1,490	13,215
Counterparty netting in tenors	(3,134)	(2,452)	(3,230)	(8,816)
Subtotal	$23,826	$24,943	$53,846	$102,615
Cross-tenor counterparty netting				(17,277)
Cash collateral netting				(43,777)
Total OTC derivative assets				$41,561

Liabilities
Interest rates	$6,391	$10,876	$15,548	$32,815
Credit	1,235	2,700	1,263	5,198
Currencies	15,063	7,163	6,630	28,856
Commodities	1,645	3,017	1,468	6,130
Equities	12,468	14,101	3,509	30,078
Counterparty netting in tenors	(3,134)	(2,452)	(3,230)	(8,816)
Subtotal	$33,668	$35,405	$25,188	$94,261
Cross-tenor counterparty netting				(17,277)
Cash collateral netting				(36,527)
Total OTC derivative liabilities				$40,457

As of December 2023
Assets
Interest rates	$9,511	$12,178	$49,045	$70,734
Credit	1,814	3,283	1,961	7,058
Currencies	9,117	7,579	5,479	22,175
Commodities	2,993	2,574	1,451	7,018
Equities	6,625	3,155	1,655	11,435
Counterparty netting in tenors	(3,046)	(2,765)	(3,648)	(9,459)
Subtotal	$27,014	$26,004	$55,943	$108,961
Cross-tenor counterparty netting				(16,288)
Cash collateral netting				(49,723)
Total OTC derivative assets				$42,950

Liabilities
Interest rates	$11,952	$15,972	$17,540	$45,464
Credit	792	2,508	1,067	4,367
Currencies	15,335	7,934	7,299	30,568
Commodities	2,526	3,643	1,419	7,588
Equities	10,183	10,048	3,340	23,571
Counterparty netting in tenors	(3,046)	(2,765)	(3,648)	(9,459)
Subtotal	$37,742	$37,340	$27,017	$102,099
Cross-tenor counterparty netting				(16,288)
Cash collateral netting				(42,724)
Total OTC derivative liabilities				$43,087
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

35	Goldman Sachs September 2024 Form 10-Q

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

The table below presents information about credit derivatives.

	Credit Spread on Underlier (basis points)
$ in millions	0 - 250	251 - 500	501 - 1,000	Greater than 1,000	Total
As of September 2024
Maximum Payout/Notional Amount of Written Credit Derivatives by Tenor
Less than 1 year	$186,245	$20,125	$623	$3,978	$210,971
1 - 5 years	370,471	19,922	5,596	7,210	403,199
Greater than 5 years	99,198	6,126	1,965	861	108,150
Total	$655,914	$46,173	$8,184	$12,049	$722,320

Maximum Payout/Notional Amount of Purchased Credit Derivatives
Offsetting	$551,433	$21,266	$7,587	$8,616	$588,902
Other	182,425	15,149	2,424	1,768	201,766
Total	$733,858	$36,415	$10,011	$10,384	$790,668
Fair Value of Written Credit Derivatives
Asset	$7,291	$832	$43	$333	$8,499
Liability	846	774	274	1,026	2,920
Net asset/(liability)	$6,445	$58	$(231)	$(693)	$5,579
As of December 2023
Maximum Payout/Notional Amount of Written Credit Derivatives by Tenor
Less than 1 year	$126,667	$12,594	$892	$3,611	$143,764
1 - 5 years	324,577	11,371	5,613	5,802	347,363
Greater than 5 years	30,406	1,316	671	249	32,642
Total	$481,650	$25,281	$7,176	$9,662	$523,769

Maximum Payout/Notional Amount of Purchased Credit Derivatives
Offsetting	$396,984	$11,857	$6,241	$8,246	$423,328
Other	155,468	12,862	1,948	1,619	171,897
Total	$552,452	$24,719	$8,189	$9,865	$595,225
Fair Value of Written Credit Derivatives
Asset	$11,147	$654	$221	$165	$12,187
Liability	1,723	47	201	1,034	3,005
Net asset/(liability)	$9,424	$607	$20	$(869)	$9,182
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
•Other purchased credit derivatives represent the notional amount of all other purchased credit derivatives not included in offsetting.
•Written and purchased credit derivatives primarily consist of credit default swaps.

Goldman Sachs September 2024 Form 10-Q	36

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
The table below presents information about CVA and FVA.

	Three Months Ended September		Nine Months Ended September
$ in millions	2024	2023	2024	2023
CVA, net of hedges	$40	$101	$67	$(72)
FVA, net of hedges	5	(53)	124	22
Total	$45	$48	$191	$(50)
Bifurcated Embedded Derivatives
The table below presents the fair value and the notional amount of derivatives that have been bifurcated from their related borrowings.

	As of
	September	December
$ in millions	2024	2023
Fair value of assets	$536	$450
Fair value of liabilities	(273)	(307)
Net asset/(liability)	$263	$143
Notional amount	$8,091	$8,082
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

	As of
	September	December
$ in millions	2024	2023
Net derivative liabilities under bilateral agreements	$30,188	$30,021
Collateral posted	$19,767	$20,758
Additional collateral or termination payments:
One-notch downgrade	$276	$271
Two-notch downgrade	$1,770	$1,584
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

37	Goldman Sachs September 2024 Form 10-Q

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
The table below presents the gains/(losses) from interest rate derivatives accounted for as hedges and the related hedged items.

	Three Months Ended September		Nine Months Ended September
$ in millions	2024	2023	2024	2023
Investments
Interest rate hedges	$(744)	$85	$(540)	$266
Hedged investments	744	(94)	542	(271)
Gains/(losses)	$–	$(9)	$2	$(5)

Borrowings and deposits
Interest rate hedges	$4,867	$(2,735)	$2,941	$(2,583)
Hedged borrowings and deposits	(4,948)	2,543	(3,208)	2,127
Gains/(losses)	$(81)	$(192)	$(267)	$(456)
The table below presents the carrying value of investments, deposits and unsecured borrowings that are designated in an interest rate hedging relationship and the related cumulative hedging adjustment (increase/(decrease)) from current and prior hedging relationships included in such carrying values.

$ in millions	Carrying Value	Cumulative Hedging Adjustment
As of September 2024
Assets
Investments	$35,564	$434

Liabilities
Deposits	$2,164	$(56)
Unsecured short-term borrowings	$16,522	$(186)
Unsecured long-term borrowings	$133,459	$(7,455)

As of December 2023
Assets
Investments	$16,523	$(104)

Liabilities
Deposits	$3,435	$(123)
Unsecured short-term borrowings	$14,449	$(94)
Unsecured long-term borrowings	$134,992	$(10,810)
In the table above:
•Cumulative hedging adjustment included $(6.19) billion as of September 2024 and $(5.63) billion as of December 2023 of hedging adjustments from prior hedging relationships that were de-designated and substantially all were related to unsecured long-term borrowings.
•The amortized cost of investments was $36.19 billion as of September 2024 and $17.33 billion as of December 2023.
In addition, cumulative hedging adjustments for items no longer designated in a hedging relationship were not material as of both September 2024 and December 2023.
The firm designates foreign currency forward contracts as fair value hedges of the foreign exchange risk of non-U.S. government securities classified as available-for-sale. See Note 8 for information about the amortized cost and fair value of such securities. The effectiveness of such hedges is assessed based on changes in spot rates. The gains/(losses) on the hedges (relating to both spot and forward points) and the foreign exchange gains/(losses) on the related available-for-sale securities are included in market making. The net gains/(losses) on hedges and the related hedged available-for-sale securities were $14 million (reflecting a loss of $193 million related to hedges and a gain of $207 million on the related hedged available-for-sale securities) for the three months ended September 2024 and were $28 million (reflecting a loss of $165 million related to hedges and a gain of $193 million on the related hedged available-for-sale securities) for the nine months ended September 2024. The gross and net gains/(losses) were not material for both the three and nine months ended September 2023.
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
The table below presents the gains/(losses) from net investment hedging.

	Three Months Ended September		Nine Months Ended September
$ in millions	2024	2023	2024	2023
Hedges:
Foreign currency forward contracts	$(314)	$112	$193	$(25)
Foreign currency-denominated debt	$(1,010)	$839	$(41)	$631
Gains or losses on individual net investments in non-U.S. operations are reclassified from accumulated other comprehensive income/(loss) to earnings when such net investments are sold or substantially liquidated. The gross and net gains/(losses) reclassified to earnings from accumulated other comprehensive income/(loss) were not material for each of the three and nine months ended September 2024 and September 2023.

Goldman Sachs September 2024 Form 10-Q	38

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
The firm had designated $23.71 billion as of September 2024 and $27.52 billion as of December 2023 of foreign currency-denominated debt, included in unsecured long- and short-term borrowings, as hedges of net investments in non-U.S. subsidiaries.
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
The table below presents information about investments.

	As of
	September	December
$ in millions	2024	2023
Equity securities, at fair value	$13,999	$13,747
Debt instruments, at fair value	11,492	12,879
Available-for-sale securities, at fair value	78,018	49,141
Investments, at fair value	103,509	75,767
Held-to-maturity securities	79,309	70,310
Equity-method investments	842	762
Total investments	$183,660	$146,839
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

The table below presents information about equity securities, at fair value.

	As of
	September	December
$ in millions	2024	2023
Equity securities, at fair value	$13,999	$13,747

Equity Type
Public equity	9%	9%
Private equity	91%	91%
Total	100%	100%

Asset Class
Corporate	74%	73%
Real estate	26%	27%
Total	100%	100%
In the table above:
•Equity securities, at fair value included investments accounted for at fair value under the fair value option where the firm would otherwise apply the equity method of accounting of $5.19 billion as of September 2024 and $5.18 billion as of December 2023. Gains/(losses) recognized as a result of changes in the fair value of equity securities for which the fair value option was elected were not material for the three months ended September 2024, $(179) million for the three months ended September 2023, $(107) million for the nine months ended September 2024 and $(591) million for the nine months ended September 2023. These gains/(losses) are included in other principal transactions.
•Equity securities, at fair value included $1.03 billion as of September 2024 and $1.27 billion as of December 2023 of investments in funds that are measured at NAV.
•Equity securities subject to contractual sale restrictions were not material as of both September 2024 and December 2023.
Debt Instruments, at Fair Value. Debt instruments, at fair value primarily includes mezzanine, senior and distressed debt.
The table below presents information about debt instruments, at fair value.

	As of
	September	December
$ in millions	2024	2023
Corporate debt securities	$7,778	$8,992
Securities backed by real estate	576	689
Money market instruments	1,312	1,051
Other	1,826	2,147
Total	$11,492	$12,879
In the table above:
•Money market instruments primarily consist of time deposits.
•Other included $1.38 billion as of September 2024 and $1.73 billion as of December 2023 of investments in credit funds that are measured at NAV.

39	Goldman Sachs September 2024 Form 10-Q

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

The table below presents the fair value of investments in funds at NAV and the related unfunded commitments.

$ in millions	Fair Value of Investments	Unfunded Commitments
As of September 2024
Private equity funds	$662	$441
Credit funds	1,379	366
Hedge funds	30	–
Real estate funds	340	88
Total	$2,411	$895

As of December 2023
Private equity funds	$875	$484
Credit funds	1,733	248
Hedge funds	46	–
Real estate funds	346	65
Total	$3,000	$797
Available-for-Sale Securities
Available-for-sale securities are accounted for at fair value, and the related unrealized fair value gains and losses are included in accumulated other comprehensive income/(loss) unless designated in a fair value hedging relationship. See Note 7 for information about available-for-sale securities that are designated in a hedging relationship.
The table below presents information about available-for-sale securities by tenor.

$ in millions	Amortized Cost	Fair Value
As of September 2024
Less than 1 year	$9,689	$9,531
1 year to 5 years	59,168	58,869
5 years to 10 years	4,846	4,819
Greater than 10 years	559	551
Total U.S. government obligations	74,262	73,770

1 year to 5 years	3,540	3,310
5 years to 10 years	1,051	938
Total non-U.S. government obligations	4,591	4,248
Total available-for-sale securities	$78,853	$78,018
As of December 2023
Less than 1 year	$20,027	$19,687
1 year to 5 years	27,592	26,500
5 years to 10 years	586	544
Total U.S. government obligations	48,205	46,731

Less than 1 year	11	11
1 year to 5 years	1,635	1,420
5 years to 10 years	1,150	979
Total non-U.S. government obligations	2,796	2,410
Total available-for-sale securities	$51,001	$49,141

Goldman Sachs September 2024 Form 10-Q	40

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
In the table above:
•The weighted average yield for available-for-sale securities was 3.29% as of September 2024 and 1.21% as of December 2023. The weighted average yield is presented on a pre-tax basis and computed using the effective interest rate of each security at the end of the period, weighted based on the fair value of each security. The effective interest rate considers the contractual coupon, the amortization of premiums and accretion of discounts, and excludes the effect of related hedges.
•The gross unrealized gains included in accumulated other comprehensive income/(loss) were $321 million and the gross unrealized losses included in accumulated other comprehensive income/(loss) were $1.16 billion as of September 2024, and such losses primarily related to U.S. government obligations in a continuous unrealized loss position for more than a year. The gross unrealized gains included in accumulated other comprehensive income/(loss) were not material and the gross unrealized losses included in accumulated other comprehensive income/(loss) were $1.89 billion as of December 2023 and primarily related to U.S. government obligations in a continuous unrealized loss position for more than a year. Net unrealized gains included in other comprehensive income/(loss) were $674 million ($504 million, net of tax) for the three months ended September 2024, $431 million ($317 million, net of tax) for the three months ended September 2023, $1.03 billion ($766 million, net of tax) for the nine months ended September 2024 and $945 million ($720 million, net of tax) for the nine months ended September 2023.
•Substantially all available-for-sale securities were classified in level 1 of the fair value hierarchy.
•If the fair value of available-for-sale securities is less than amortized cost, such securities are considered impaired. If the firm has the intent to sell the debt security, or if it is more likely than not that the firm will be required to sell the debt security before recovery of its amortized cost, the difference between the amortized cost (net of allowance, if any) and the fair value of the securities is recognized as an impairment loss in earnings. The firm did not record any such impairment losses during either the three or nine months ended September 2024 or September 2023. Impaired available-for-sale debt securities that the firm has the intent and ability to hold are reviewed to determine if an allowance for credit losses should be recorded. The firm considers various factors in such determination, including market conditions, changes in issuer credit ratings and severity of the unrealized losses. The firm did not record any provision for credit losses on such securities during either the three or nine months ended September 2024 or September 2023.

The table below presents cash inflows/(outflows) related to available-for-sale securities.

	Nine Months Ended September
$ in millions	2024	2023
Purchases	$(52,927)	$(4,783)
Proceeds from sales	$13,387	$3,161
Proceeds from maturities	$12,784	$2,355
The firm sold available-for-sale securities of $5.70 billion during the three months ended September 2024 and $540 million during the three months ended September 2023, and gross realized gains and gross realized losses relating to the sales of available-for-sale securities were not material for each of the three and nine months ended September 2024 and September 2023. The specific identification method is used to determine realized gains on available-for-sale securities.
Held-to-Maturity Securities
Held-to-maturity securities are accounted for at amortized cost.
The table below presents information about held-to-maturity securities by type and tenor.

$ in millions	Amortized Cost	Fair Value
As of September 2024
Less than 1 year	$14,433	$14,367
1 year to 5 years	44,675	44,905
5 years to 10 years	219	223
Total government obligations	59,327	59,495

Greater than 10 years	19,763	20,011
Total U.S. agency obligations	19,763	20,011

1 year to 5 years	2	2
Greater than 10 years	217	218
Total securities backed by real estate	219	220
Total held-to-maturity securities	$79,309	$79,726
As of December 2023
Less than 1 year	$13,475	$13,382
1 year to 5 years	54,789	54,352
5 years to 10 years	1,848	1,861
Total government obligations	70,112	69,595

1 year to 5 years	3	2
Greater than 10 years	195	195
Total securities backed by real estate	198	197
Total held-to-maturity securities	$70,310	$69,792
In the table above:
•Substantially all of the government obligations consist of U.S. government obligations.
•U.S. agency obligations consist of U.S. agency issued mortgage-backed securities.
•Substantially all of the securities backed by real estate consist of securities backed by residential real estate.

41	Goldman Sachs September 2024 Form 10-Q

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
•The weighted average yield for held-to-maturity securities was 4.06% as of September 2024 and 3.47% as of December 2023. The weighted average yield is presented on a pre-tax basis and computed using the effective interest rate of each security at the end of the period, weighted based on the amortized cost of each security. The effective interest rate considers the contractual coupon and the amortization of premiums and accretion of discounts.
•The gross unrealized gains were $792 million as of September 2024 and $383 million as of December 2023. The gross unrealized losses were $375 million as of September 2024 and $901 million as of December 2023.
•Held-to-maturity securities are reviewed to determine if an allowance for credit losses should be recorded in the consolidated statements of earnings. The firm considers various factors in such determination, including market conditions, changes in issuer credit ratings, historical credit losses and sovereign guarantees. Provision for credit losses on such securities was not material during either the three or nine months ended September 2024 or September 2023.
The table below presents cash inflows/(outflows) related to held-to-maturity securities.

	Nine Months Ended September
$ in millions	2024	2023
Purchases	$(20,660)	$(19,729)
Proceeds from paydowns and maturities	$12,598	$3,646

Note 9.
Loans
Loans includes (i) loans held for investment that are accounted for at amortized cost net of allowance for loan losses or at fair value under the fair value option and (ii) loans held for sale that are accounted for at the lower of cost or fair value. Interest on loans is recognized over the life of the loan and is recorded on an accrual basis.

The table below presents information about loans.

$ in millions	Amortized Cost	Fair Value	Held For Sale	Total
As of September 2024
Loan Type
Corporate	$31,616	$462	$741	$32,819
Commercial real estate	27,952	414	47	28,413
Residential real estate	21,326	3,692	–	25,018
Securities-based	16,014	–	–	16,014
Other collateralized	71,029	1,206	461	72,696
Consumer:
Installment	–	–	196	196
Credit cards	18,165	–	1,743	19,908
Other	1,290	65	82	1,437
Total loans, gross	187,392	5,839	3,270	196,501
Allowance for loan losses	(4,752)	–	–	(4,752)
Total loans	$182,640	$5,839	$3,270	$191,749

As of December 2023
Loan Type
Corporate	$33,866	$759	$1,249	$35,874
Commercial real estate	25,025	563	440	26,028
Residential real estate	21,243	4,145	–	25,388
Securities-based	14,621	–	–	14,621
Other collateralized	61,105	911	209	62,225
Consumer:
Installment	250	–	3,048	3,298
Credit cards	17,432	–	1,929	19,361
Other	1,333	128	152	1,613
Total loans, gross	174,875	6,506	7,027	188,408
Allowance for loan losses	(5,050)	–	–	(5,050)
Total loans	$169,825	$6,506	$7,027	$183,358
In the table above:
•Loans held for investment that are accounted for at amortized cost include net deferred fees and costs, and unamortized premiums and discounts, which are amortized over the life of the loan. These amounts were less than 1% of loans accounted for at amortized cost as of both September 2024 and December 2023.
•Substantially all loans had floating interest rates as of both September 2024 and December 2023.
•During the third quarter of 2024, the firm transferred the seller financing loan portfolio (included in installment loans) to held for sale. The net carrying value of such loans at the time of transfer was not material. During the fourth quarter of 2024, the firm entered into an agreement to sell this portfolio and the sale is expected to be completed in the fourth quarter of 2024.
•During 2023, the firm sold $3.24 billion of the Marcus loan portfolio (included in installment loans).
•During 2023, the firm sold approximately $4.0 billion of the GreenSky loan portfolio (included in installment loans) and during the first quarter of 2024, sold the remaining GreenSky loan portfolio of $3.69 billion.

Goldman Sachs September 2024 Form 10-Q	42

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
•During 2023, the firm transferred approximately $2.0 billion of the GM co-branded credit card portfolio to held for sale. During the fourth quarter of 2024, we entered into an agreement to transition the GM credit card program to another issuer. The transition is expected to be completed in the third quarter of 2025.
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
•Securities-Based. Securities-based loans includes loans that are secured by stocks, bonds, mutual funds, and exchange-traded funds. These loans are primarily extended to the firm’s wealth management clients and used for purposes other than purchasing, carrying or trading margin stocks. Securities-based loans require borrowers to post additional collateral on a daily basis (daily margin requirement) based on changes in the underlying collateral’s fair value.

•Other Collateralized. Other collateralized loans includes loans that are backed by specific collateral (other than securities-based loans where there is a daily margin requirement and real estate loans). Such loans are extended to clients who warehouse assets that are directly or indirectly secured by corporate loans, consumer loans and other assets. Other collateralized loans also includes loans to investment funds (managed by third parties) that are collateralized by capital commitments of the funds’ investors or assets held by the fund, as well as other secured loans extended to the firm’s wealth management and corporate clients.
•Installment. Installment loans are unsecured loans that were originated by the firm.
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

43	Goldman Sachs September 2024 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
The table below presents gross loans by an internally determined public rating agency equivalent or other credit metrics and the concentration of secured and unsecured loans.

$ in millions	Investment-Grade	Non-Investment- Grade	Other Metrics/Unrated	Total
As of September 2024
Accounting Method
Amortized cost	$106,876	$49,575	$30,941	$187,392
Fair value	919	860	4,060	5,839
Held for sale	487	646	2,137	3,270
Total	$108,282	$51,081	$37,138	$196,501
Loan Type
Corporate	$9,213	$23,485	$121	$32,819
Real estate:
Commercial	14,778	13,483	152	28,413
Residential	9,453	3,515	12,050	25,018
Securities-based	12,239	262	3,513	16,014
Other collateralized	61,435	10,189	1,072	72,696
Consumer:
Installment	–	–	196	196
Credit cards	–	–	19,908	19,908
Other	1,164	147	126	1,437
Total	$108,282	$51,081	$37,138	$196,501

Secured	92%	89%	45%	82%
Unsecured	8%	11%	55%	18%
Total	100%	100%	100%	100%
As of December 2023
Accounting Method
Amortized cost	$91,324	$54,200	$29,351	$174,875
Fair value	1,212	1,213	4,081	6,506
Held for sale	255	1,628	5,144	7,027
Total	$92,791	$57,041	$38,576	$188,408
Loan Type
Corporate	$9,408	$26,328	$138	$35,874
Real estate:
Commercial	12,097	13,574	357	26,028
Residential	10,771	3,217	11,400	25,388
Securities-based	10,991	561	3,069	14,621
Other collateralized	48,536	13,207	482	62,225
Consumer:
Installment	–	–	3,298	3,298
Credit cards	–	–	19,361	19,361
Other	988	154	471	1,613
Total	$92,791	$57,041	$38,576	$188,408

Secured	91%	92%	40%	81%
Unsecured	9%	8%	60%	19%
Total	100%	100%	100%	100%

In the table above:
•Substantially all residential real estate loans included in the other metrics/unrated category consists of loans extended to wealth management clients. As of both September 2024 and December 2023, substantially all of such loans had a loan-to-value ratio of less than 80% and were performing in accordance with the contractual terms. Additionally, as of both September 2024 and December 2023, the vast majority of such loans had a FICO credit score of greater than 740.
•The vast majority of securities-based loans included in the other metrics/unrated category had a loan-to-value ratio of less than 80% and were performing in accordance with the contractual terms as of both September 2024 and December 2023.
•For installment and credit card loans included in the other metrics/unrated category, the evaluation of credit quality incorporates the borrower’s FICO credit score. FICO credit scores are periodically refreshed by the firm to assess the updated creditworthiness of the borrower. See “Vintage” below for information about installment and credit card loans by FICO credit scores.
The firm also assigns a regulatory risk rating to its loans based on the definitions provided by the U.S. federal bank regulatory agencies. Total loans included 93% of loans as of September 2024 and 92% of loans as of December 2023 that were rated pass/non-criticized.

Goldman Sachs September 2024 Form 10-Q	44

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Vintage. The tables below present gross loans accounted for at amortized cost (excluding installment and credit card loans) by an internally determined public rating agency equivalent or other credit metrics and origination year for term loans.

	As of September 2024
$ in millions	Investment- Grade	Non-Investment- Grade	Other Metrics/ Unrated	Total
2024	$1,243	$2,672	$1	$3,916
2023	1,555	1,599	–	3,154
2022	1,035	2,150	–	3,185
2021	320	2,728	–	3,048
2020	113	1,391	–	1,504
2019 or earlier	392	2,715	40	3,147
Revolving	4,432	9,154	1	13,587
Revolving converted to term	–	75	–	75
Corporate	9,090	22,484	42	31,616
2024	1,627	2,005	35	3,667
2023	1,005	1,437	–	2,442
2022	1,029	2,019	60	3,108
2021	664	2,407	–	3,071
2020	264	800	–	1,064
2019 or earlier	1,022	903	–	1,925
Revolving	8,697	3,557	5	12,259
Revolving converted to term	187	229	–	416
Commercial real estate	14,495	13,357	100	27,952
2024	294	–	1,209	1,503
2023	330	11	1,467	1,808
2022	93	51	2,570	2,714
2021	23	130	2,633	2,786
2020	–	23	41	64
2019 or earlier	–	30	305	335
Revolving	8,713	3,268	135	12,116
Residential real estate	9,453	3,513	8,360	21,326
2024	1,483	–	66	1,549
2023	39	–	–	39
2022	5	–	–	5
2019 or earlier	–	22	–	22
Revolving	10,712	240	3,447	14,399
Securities-based	12,239	262	3,513	16,014
2024	3,256	2,710	152	6,118
2023	4,879	1,332	148	6,359
2022	973	144	47	1,164
2021	1,213	611	78	1,902
2020	887	586	27	1,500
2019 or earlier	411	26	27	464
Revolving	47,787	4,307	259	52,353
Revolving converted to term	1,070	99	–	1,169
Other collateralized	60,476	9,815	738	71,029
2024	64	26	–	90
2023	100	8	–	108
2022	57	8	–	65
2021	6	–	23	29
2020	–	3	–	3
Revolving	896	99	–	995
Other	1,123	144	23	1,290
Total	$106,876	$49,575	$12,776	$169,227
Percentage of total	63%	29%	8%	100%

	As of December 2023
$ in millions	Investment- Grade	Non-Investment- Grade	Other Metrics/ Unrated	Total
2023	$2,475	$1,912	$16	$4,403
2022	1,223	3,284	–	4,507
2021	848	4,045	–	4,893
2020	306	2,098	–	2,404
2019	45	1,909	–	1,954
2018 or earlier	371	2,102	–	2,473
Revolving	3,857	9,355	20	13,232
Corporate	9,125	24,705	36	33,866
2023	553	1,547	38	2,138
2022	1,251	2,838	–	4,089
2021	1,134	2,661	–	3,795
2020	271	1,234	–	1,505
2019	430	631	–	1,061
2018 or earlier	832	744	–	1,576
Revolving	7,129	3,192	309	10,630
Revolving converted to term	231	–	–	231
Commercial real estate	11,831	12,847	347	25,025
2023	619	54	1,627	2,300
2022	108	41	2,687	2,836
2021	22	249	2,724	2,995
2020	3	23	81	107
2019	6	–	89	95
2018 or earlier	–	20	254	274
Revolving	9,813	2,823	–	12,636
Residential real estate	10,571	3,210	7,462	21,243
2023	8	–	–	8
2022	5	–	–	5
2018 or earlier	–	303	–	303
Revolving	10,978	258	3,069	14,305
Securities-based	10,991	561	3,069	14,621
2023	5,412	2,767	245	8,424
2022	1,940	293	69	2,302
2021	1,883	845	102	2,830
2020	1,256	469	32	1,757
2019	177	74	9	260
2018 or earlier	436	66	21	523
Revolving	35,605	8,242	1	43,848
Revolving converted to term	1,161	–	–	1,161
Other collateralized	47,870	12,756	479	61,105
2023	60	21	–	81
2022	67	9	–	76
2021	6	8	51	65
2020	–	3	218	221
2019	–	–	4	4
2018 or earlier	–	–	3	3
Revolving	803	80	–	883
Other	936	121	276	1,333
Total	$91,324	$54,200	$11,669	$157,193
Percentage of total	58%	35%	7%	100%

45	Goldman Sachs September 2024 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
The table below presents gross installment loans accounted for at amortized cost by refreshed FICO credit scores and origination year and gross credit card loans by refreshed FICO credit scores.

$ in millions	Greater than or equal to 660	Less than 660	Total
As of September 2024
Credit cards	$11,886	$6,279	$18,165
Percentage	65%	35%	100%

As of December 2023
2023	$79	$10	$89
2022	132	18	150
2021 or earlier	11	–	11
Installment	222	28	250
Credit cards	11,119	6,313	17,432
Total	$11,341	$6,341	$17,682

Percentage of total:
Installment	89%	11%	100%
Credit cards	64%	36%	100%
Total	64%	36%	100%
In the table above, credit card loans consist of revolving lines of credit.
Credit Concentrations. The table below presents the concentration of gross loans by region.

$ in millions	Carrying Value	Americas	EMEA	Asia	Total
As of September 2024
Corporate	$32,819	66%	26%	8%	100%
Commercial real estate	28,413	78%	19%	3%	100%
Residential real estate	25,018	95%	4%	1%	100%
Securities-based	16,014	75%	25%	–	100%
Other collateralized	72,696	84%	15%	1%	100%
Consumer:
Installment	196	100%	–	–	100%
Credit cards	19,908	100%	–	–	100%
Other	1,437	96%	4%	–	100%
Total	$196,501	83%	15%	2%	100%
As of December 2023
Corporate	$35,874	63%	29%	8%	100%
Commercial real estate	26,028	80%	17%	3%	100%
Residential real estate	25,388	95%	4%	1%	100%
Securities-based	14,621	79%	20%	1%	100%
Other collateralized	62,225	89%	10%	1%	100%
Consumer:
Installment	3,298	100%	–	–	100%
Credit cards	19,361	100%	–	–	100%
Other	1,613	97%	3%	–	100%
Total	$188,408	84%	13%	3%	100%

In the table above:
•EMEA represents Europe, Middle East and Africa.
•The top five industry concentrations for corporate loans as of September 2024 were 23% for technology, media & telecommunications, 18% for diversified industrials, 14% for real estate, 10% for consumer & retail and 9% for healthcare.
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
The table below presents information about past due loans.

$ in millions	30-89 days	90 days or more	Total
As of September 2024
Corporate	$–	$19	$19
Commercial real estate	9	455	464
Residential real estate	21	21	42
Securities-based	7	–	7
Other collateralized	–	6	6
Consumer:
Credit cards	441	453	894
Other	–	10	10
Total	$478	$964	$1,442
Total divided by gross loans at amortized cost			0.8%

As of December 2023
Corporate	$45	$73	$118
Commercial real estate	137	352	489
Residential real estate	12	4	16
Securities-based	2	–	2
Other collateralized	9	7	16
Consumer:
Installment	6	7	13
Credit cards	463	486	949
Other	7	11	18
Total	$681	$940	$1,621
Total divided by gross loans at amortized cost			0.9%

Goldman Sachs September 2024 Form 10-Q	46

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
The table below presents information about nonaccrual loans.

	As of
	September	December
$ in millions	2024	2023
Corporate	$2,042	$1,779
Commercial real estate	1,298	1,466
Residential real estate	124	19
Securities-based	49	–
Other collateralized	755	860
Other	13	17
Total	$4,281	$4,141
Total divided by gross loans at amortized cost	2.3%	2.4%
In the table above:
•Nonaccrual loans included $509 million as of September 2024 and $600 million as of December 2023 of loans that were 30 days or more past due.
•Loans that were 90 days or more past due and still accruing were not material as of both September 2024 and December 2023.
•Allowance for loan losses as a percentage of total nonaccrual loans was 111.0% as of September 2024 and 122.0% as of December 2023.
•Commercial real estate, residential real estate, securities-based and other collateralized loans are collateral dependent loans and the repayment of such loans is generally expected to be provided by the operation or sale of the underlying collateral. The allowance for credit losses for such nonaccrual loans is determined by considering the fair value of the collateral less estimated cost to sell, if applicable. See Note 4 for further information about fair value measurements.
The firm may modify the terms of a loan agreement for a borrower experiencing financial difficulty. Such modifications may include, among other things, forbearance of interest or principal, payment extensions or interest rate reductions.

The table below presents the carrying value of loans, as of both September 2024 and September 2023, that were modified during each of the three and nine months ended September 2024 and September 2023.

	Three Months		Nine Months
	Ended September		Ended September
$ in millions	2024	2023	2024	2023
Modified loans	$500	$172	$1,115	$755
In the table above:
•Loan modifications during each of the three and nine months ended September 2024 and September 2023 were primarily in the form of term extensions. These extensions increased the weighted average term by 23 months for loans modified during the three months ended September 2024, by 20 months for loans modified during the three months ended September 2023, by 19 months for loans modified during the nine months ended September 2024 and by 15 months for loans modified during the nine months ended September 2023.
•Substantially all of the modified loans were related to corporate loans, commercial real estate loans and credit cards. Modified loans represented approximately 2% of corporate loans (at amortized cost), and approximately 1% of both commercial real estate (at amortized cost) and credit card loans (at amortized cost).
•Lending commitments related to modified loans were $132 million as of September 2024 and were not material as of September 2023.
•During the nine months ended September 2024, loans that defaulted after being modified were not material. During the nine months ended September 2023, the firm charged off approximately $100 million of loans that had defaulted after being modified. Substantially all of the remaining modified loans were performing in accordance with the modified contractual terms as of both September 2024 and September 2023.

47	Goldman Sachs September 2024 Form 10-Q

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
The table below presents gross loans and lending commitments accounted for at amortized cost by portfolio.

	As of
	September 2024		December 2023
$ in millions	Loans	Lending Commitments	Loans	Lending Commitments
Wholesale
Corporate	$31,616	$157,650	$33,866	$141,976
Commercial real estate	27,952	3,965	25,025	3,379
Residential real estate	21,326	2,182	21,243	1,431
Securities-based	16,014	1,535	14,621	691
Other collateralized	71,029	29,692	61,105	23,020
Other	1,290	775	1,333	888
Consumer
Installment	–	–	250	1
Credit cards	18,165	63,104	17,432	56,479
Total	$187,392	$258,903	$174,875	$227,865
In the table above, wholesale loans included $4.28 billion as of September 2024 and $4.14 billion as of December 2023 of nonaccrual loans for which the allowance for credit losses was measured on an asset-specific basis. The allowance for credit losses on these loans was $842 million as of September 2024 and $778 million as of December 2023. These loans included $794 million as of September 2024 and $625 million as of December 2023 of loans which did not require a reserve as the loan was deemed to be recoverable.
See Note 18 for further information about lending commitments.

Goldman Sachs September 2024 Form 10-Q	48

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
Credit card loans are charged off when they are 180 days past due. Installment loans were charged off when they were 120 days past due.

Allowance for Credit Losses Rollforward
The table below presents information about the allowance for credit losses.

$ in millions	Wholesale	Consumer	Total
Three Months Ended September 2024
Allowance for loan losses
Beginning balance	$2,420	$2,388	$4,808
Charge-offs	(61)	(337)	(398)
Recoveries	72	27	99
Net (charge-offs)/recoveries	11	(310)	(299)
Provision	(97)	452	355
Other	(32)	(80)	(112)
Ending balance	$2,302	$2,450	$4,752

Allowance ratio	1.4%	13.5%	2.5%
Net charge-off ratio	–	6.9%	0.7%
Allowance for losses on lending commitments
Beginning balance	$652	$–	$652
Provision	44	–	44
Other	1	–	1
Ending balance	$697	$–	$697

Three Months Ended September 2023
Allowance for loan losses
Beginning balance	$2,497	$2,735	$5,232
Charge-offs	(166)	(302)	(468)
Recoveries	9	26	35
Net (charge-offs)/recoveries	(157)	(276)	(433)
Provision	149	(37)	112
Other	(16)	–	(16)
Ending balance	$2,473	$2,422	$4,895

Allowance ratio	1.7%	13.3%	2.9%
Net charge-off ratio	0.4%	5.1%	1.0%
Allowance for losses on lending commitments
Beginning balance	$729	$48	$777
Provision	(57)	(48)	(105)
Other	(2)	–	(2)
Ending balance	$670	$–	$670

Nine Months Ended September 2024
Allowance for loan losses
Beginning balance	$2,576	$2,474	$5,050
Charge-offs	(117)	(1,110)	(1,227)
Recoveries	114	75	189
Net (charge-offs)/recoveries	(3)	(1,035)	(1,038)
Provision	(212)	1,091	879
Other	(59)	(80)	(139)
Ending balance	$2,302	$2,450	$4,752

Allowance ratio	1.4%	13.5%	2.5%
Net charge-off ratio	–	7.9%	0.8%
Allowance for losses on lending commitments
Beginning balance	$620	$–	$620
Provision	76	–	76
Other	1	–	1
Ending balance	$697	$–	$697

Nine Months Ended September 2023
Allowance for loan losses
Beginning balance	$2,562	$2,981	$5,543
Charge-offs	(350)	(893)	(1,243)
Recoveries	32	76	108
Net (charge-offs)/recoveries	(318)	(817)	(1,135)
Provision	293	258	551
Other	(64)	–	(64)
Ending balance	$2,473	$2,422	$4,895

Allowance ratio	1.7%	13.3%	2.9%
Net charge-off ratio	0.3%	5.1%	0.9%
Allowance for losses on lending commitments
Beginning balance	$711	$63	$774
Provision	(37)	(63)	(100)
Other	(4)	–	(4)
Ending balance	$670	$–	$670

49	Goldman Sachs September 2024 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
In the table above:
•Other, for both the three and nine months ended September 2024, primarily represented the reduction to the allowance related to loans transferred to held for sale.
•The allowance ratio is calculated by dividing the allowance for loan losses by gross loans accounted for at amortized cost.
•The net charge-off ratio is calculated by dividing annualized net (charge-offs)/recoveries by average gross loans accounted for at amortized cost.
Forecast Model Inputs as of September 2024
When modeling expected credit losses, the firm employs a weighted, multi-scenario forecast, which includes baseline, adverse and favorable economic scenarios. As of September 2024, this multi-scenario forecast was weighted towards the baseline and adverse economic scenarios.
The table below presents the forecasted U.S. unemployment and U.S. GDP growth rates used in the baseline economic scenario of the forecast model.

As of September 2024
U.S. unemployment rate
Forecast for the quarter ended:
December 2024	4.5%
June 2025	4.4%
December 2025	4.2%

Growth in U.S. GDP
Forecast for the year:
2024	2.6%
2025	1.8%
2026	1.8%
The adverse economic scenario of the forecast model reflects a global recession in the fourth quarter of 2024 through the third quarter of 2025, resulting in an economic contraction and rising unemployment rates. In this scenario, the U.S. unemployment rate peaks at approximately 7.4% during the fourth quarter of 2025 and the maximum decline in the quarterly U.S. GDP relative to the third quarter of 2024 is approximately 2.7%, which occurs during the third quarter of 2025.
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
Allowance for Credit Losses Commentary
Three Months Ended September 2024. The allowance for credit losses decreased by $11 million during the three months ended September 2024, reflecting a reserve release relating to recoveries on previously impaired loans in the wholesale portfolio and a reserve reduction associated with the transfer of the seller financing loan portfolio to held for sale, partially offset by growth in the credit card portfolio.
Charge-offs for the three months ended September 2024 for wholesale loans were not material and charge-offs for consumer loans were related to credit cards.
Nine Months Ended September 2024. The allowance for credit losses decreased by $221 million during the nine months ended September 2024, primarily reflecting a reserve release relating to the wholesale portfolio.
Charge-offs for the nine months ended September 2024 for wholesale loans were primarily related to corporate loans (principally related to term loans originated in 2022) and charge-offs for consumer loans were primarily related to credit cards.
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

Goldman Sachs September 2024 Form 10-Q	50

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Estimated Fair Value
The table below presents the estimated fair value of loans that are not accounted for at fair value and in what level of the fair value hierarchy they would have been classified if they had been included in the firm’s fair value hierarchy.

	Carrying Value	Estimated Fair Value
$ in millions		Level 2	Level 3	Total
As of September 2024
Amortized cost	$182,640	$95,364	$89,394	$184,758
Held for sale	$3,270	$640	$2,647	$3,287
As of December 2023
Amortized cost	$169,825	$88,485	$83,288	$171,773
Held for sale	$7,027	$3,992	$3,038	$7,030
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

	Three Months Ended September		Nine Months Ended September
$ in millions	2024	2023	2024	2023
Unsecured short-term borrowings	$(1,287)	$(111)	$(2,477)	$(2,934)
Unsecured long-term borrowings	(3,707)	1,551	(4,781)	(890)
Other	(316)	(38)	(525)	(177)
Total	$(5,310)	$1,402	$(7,783)	$(4,001)
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

51	Goldman Sachs September 2024 Form 10-Q

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
Long-Term Debt Instruments
The aggregate contractual principal amount of long-term other secured financings, for which the fair value option was elected, exceeded the related fair value by $81 million as of September 2024 and $147 million as of December 2023.
The aggregate contractual principal amount of unsecured long-term borrowings, for which the fair value option was elected, exceeded the related fair value by $2.39 billion as of September 2024 and $3.37 billion as of December 2023.
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

	Three Months Ended September		Nine Months Ended September
$ in millions	2024	2023	2024	2023
Pre-tax DVA	$(128)	$443	$(514)	$(370)
After-tax DVA	$(95)	$328	$(383)	$(283)
In the table above:
•After-tax DVA is included in debt valuation adjustment in the consolidated statements of comprehensive income.
•The gains/(losses) reclassified to market making in the consolidated statements of earnings from accumulated other comprehensive income/(loss) upon extinguishment of such financial liabilities were not material for each of the three and nine months ended September 2024 and September 2023.
Loans and Lending Commitments
The table below presents the difference between the aggregate fair value and the aggregate contractual principal amount for loans (included in trading assets and loans in the consolidated balance sheets) for which the fair value option was elected.

	As of
	September	December
$ in millions	2024	2023
Performing loans
Aggregate contractual principal in excess of fair value	$954	$1,893

Loans on nonaccrual status and/or more than 90 days past due
Aggregate contractual principal in excess of fair value	$2,072	$2,305
Aggregate fair value	$1,168	$1,508
In the table above, the aggregate contractual principal amount of loans on nonaccrual status and/or more than 90 days past due (which excludes loans carried at zero fair value and considered uncollectible) exceeds the related fair value primarily because the firm regularly purchases loans, such as distressed loans, at values significantly below the contractual principal amounts.
The total contractual amount of unfunded lending commitments for which the fair value option was elected was $637 million as of September 2024 and $878 million as of December 2023, and the related fair value of these lending commitments was not material as of both September 2024 and December 2023. See Note 18 for further information about lending commitments.
Impact of Credit Spreads on Loans and Lending Commitments
The estimated net gain/(loss) attributable to changes in instrument-specific credit spreads on loans and lending commitments for which the fair value option was elected was not material for both the three and nine months ended September 2024. The estimated net loss was $118 million for the three months ended September 2023 and $170 million for the nine months ended September 2023. The firm generally calculates the fair value of loans and lending commitments for which the fair value option is elected by discounting future cash flows at a rate which incorporates the instrument-specific credit spreads. For floating-rate loans and lending commitments, substantially all changes in fair value are attributable to changes in instrument-specific credit spreads, whereas for fixed-rate loans and lending commitments, changes in fair value are also attributable to changes in interest rates.

Goldman Sachs September 2024 Form 10-Q	52

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
Substantially all of the securities borrowed and loaned within Equities financing are recorded based on the amount of cash collateral advanced or received plus accrued interest. The firm also reviews such securities borrowed to determine if an allowance for credit losses should be recorded by taking into consideration the fair value of collateral received. As these agreements generally can be terminated on demand, they exhibit little, if any, sensitivity to changes in interest rates. Therefore, the carrying value of such agreements approximates fair value. As these agreements are not accounted for at fair value, they are not included in the firm’s fair value hierarchy in Notes 4 and 5. Had these agreements been included in the firm’s fair value hierarchy, they would have been classified in level 2 as of both September 2024 and December 2023.

53	Goldman Sachs September 2024 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Offsetting Arrangements
The table below presents resale and repurchase agreements and securities borrowed and loaned transactions included in the consolidated balance sheets, as well as the amounts not offset in the consolidated balance sheets.

	Assets		Liabilities
$ in millions	Resale agreements	Securities borrowed	Repurchase agreements	Securities loaned
As of September 2024
Included in the consolidated balance sheets
Gross carrying value	$314,611	$207,166	$364,072	$64,500
Counterparty netting	(102,455)	(2,383)	(102,455)	(2,383)
Total	212,156	204,783	261,617	62,117

Amounts not offset
Counterparty netting	(30,139)	(7,837)	(30,139)	(7,837)
Collateral	(176,922)	(188,261)	(227,749)	(53,860)
Total	$5,095	$8,685	$3,729	$420
As of December 2023
Included in the consolidated balance sheets
Gross carrying value	$315,112	$199,753	$341,194	$60,816
Counterparty netting	(91,307)	(333)	(91,307)	(333)
Total	223,805	199,420	249,887	60,483

Amounts not offset
Counterparty netting	(29,136)	(9,373)	(29,136)	(9,373)
Collateral	(189,358)	(182,918)	(217,498)	(50,807)
Total	$5,311	$7,129	$3,253	$303
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
•Resale agreements included in the consolidated balance sheets of $211.87 billion as of September 2024 and $223.54 billion as of December 2023 and all repurchase agreements included in the consolidated balance sheets are carried at fair value under the fair value option. See Note 5 for further information about resale agreements and repurchase agreements accounted for at fair value.
•Securities borrowed included in the consolidated balance sheets of $47.03 billion as of September 2024 and $44.93 billion as of December 2023, and securities loaned included in the consolidated balance sheets of $10.67 billion as of September 2024 and $8.93 billion as of December 2023 were at fair value under the fair value option. See Note 5 for further information about securities borrowed and securities loaned accounted for at fair value.
Gross Carrying Value of Repurchase Agreements and Securities Loaned
The table below presents the gross carrying value of repurchase agreements and securities loaned by class of collateral pledged.

$ in millions	Repurchase agreements	Securities loaned
As of September 2024
Money market instruments	$209	$–
U.S. government and agency obligations	238,576	928
Non-U.S. government and agency obligations	97,675	1,485
Securities backed by commercial real estate	291	8
Securities backed by residential real estate	521	–
Corporate debt securities	14,881	495
State and municipal obligations	476	–
Other debt obligations	217	3
Equity securities	11,226	61,581
Total	$364,072	$64,500
As of December 2023
Money market instruments	$3	$–
U.S. government and agency obligations	228,718	216
Non-U.S. government and agency obligations	85,230	376
Securities backed by commercial real estate	135	–
Securities backed by residential real estate	641	–
Corporate debt securities	10,585	230
State and municipal obligations	57	–
Other debt obligations	144	–
Equity securities	15,681	59,994
Total	$341,194	$60,816
The table below presents the gross carrying value of repurchase agreements and securities loaned by maturity.

	As of September 2024
$ in millions	Repurchase agreements	Securities loaned
No stated maturity and overnight	$135,136	$38,733
2 - 30 days	113,573	1,676
31 - 90 days	46,562	1,348
91 days - 1 year	44,623	11,018
Greater than 1 year	24,178	11,725
Total	$364,072	$64,500
In the table above:
•Repurchase agreements and securities loaned that are repayable prior to maturity at the option of the firm are reflected at their contractual maturity dates.
•Repurchase agreements and securities loaned that are redeemable prior to maturity at the option of the holder are reflected at the earliest dates such options become exercisable.

Goldman Sachs September 2024 Form 10-Q	54

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
Other secured financings included nonrecourse arrangements. Nonrecourse other secured financings were $4.46 billion as of September 2024 and $5.57 billion as of December 2023.
The firm has elected to apply the fair value option to substantially all other secured financings because the use of fair value eliminates non-economic volatility in earnings that would arise from using different measurement attributes. See Note 5 for further information about other secured financings that are accounted for at fair value.
Other secured financings that are not recorded at fair value are recorded based on the amount of cash received plus accrued interest, which generally approximates fair value. As these financings are not accounted for at fair value, they are not included in the firm’s fair value hierarchy in Notes 4 and 5. Had these financings been included in the firm’s fair value hierarchy, substantially all would have been classified in level 3 as of both September 2024 and December 2023.

The table below presents information about other secured financings.

$ in millions	U.S. Dollar	Non-U.S. Dollar	Total
As of September 2024
Other secured financings (short-term):
At fair value	$10,784	$4,650	$15,434
At amortized cost	–	–	–
Other secured financings (long-term):
At fair value	1,134	6,754	7,888
At amortized cost	186	–	186
Total other secured financings	$12,104	$11,404	$23,508

Other secured financings collateralized by:
Financial instruments	$11,389	$9,381	$20,770
Other assets	$715	$2,023	$2,738
As of December 2023
Other secured financings (short-term):
At fair value	$3,385	$3,451	$6,836
At amortized cost	–	368	368
Other secured financings (long-term):
At fair value	1,872	3,846	5,718
At amortized cost	272	–	272
Total other secured financings	$5,529	$7,665	$13,194

Other secured financings collateralized by:
Financial instruments	$3,122	$6,755	$9,877
Other assets	$2,407	$910	$3,317
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
•U.S. dollar-denominated long-term other secured financings at amortized cost had a weighted average interest rate of 3.31% as of September 2024 and 3.44% as of December 2023. These rates include the effect of hedging activities.
•Total other secured financings included $3.04 billion as of September 2024 and $2.34 billion as of December 2023 related to transfers of financial assets accounted for as financings rather than sales. Such financings were collateralized by financial assets, primarily included in trading assets, of $3.07 billion as of September 2024 and $2.36 billion as of December 2023.
•Other secured financings collateralized by financial instruments included $19.99 billion as of September 2024 and $8.38 billion as of December 2023 of other secured financings collateralized by trading assets, investments and loans, and included $786 million as of September 2024 and $1.49 billion as of December 2023 of other secured financings collateralized by financial instruments received as collateral and repledged.

55	Goldman Sachs September 2024 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
The table below presents other secured financings by maturity.

As of
$ in millions	September 2024
Other secured financings (short-term)	$15,434
Other secured financings (long-term):
2025	1,885
2026	3,302
2027	512
2028	1,362
2029	211
2030 - thereafter	802
Total other secured financings (long-term)	8,074
Total other secured financings	$23,508
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

	As of
	September	December
$ in millions	2024	2023
Collateral available to be delivered or repledged	$1,058,968	$1,002,891
Collateral that was delivered or repledged	$909,251	$862,988
The table below presents information about assets pledged.

	As of
	September	December
$ in millions	2024	2023
Pledged to counterparties that had the right to deliver or repledge
Trading assets	$136,863	$110,567

Pledged to counterparties that did not have the right to deliver or repledge
Trading assets	$187,118	$138,404
Investments	$14,483	$22,165
Loans	$12,331	$8,865
Other assets	$2,005	$3,924
The firm also segregates securities for regulatory and other purposes related to client activity. Such securities are segregated from trading assets and investments, as well as from securities received as collateral under resale agreements and securities borrowed transactions. Securities segregated by the firm were $52.31 billion as of September 2024 and $49.26 billion as of December 2023.

Goldman Sachs September 2024 Form 10-Q	56

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Note 12.
Other Assets
The table below presents other assets by type.

	As of
	September	December
$ in millions	2024	2023
Property, leasehold improvements and equipment	$8,504	$11,244
Goodwill	5,909	5,916
Identifiable intangible assets	925	1,177
Operating lease right-of-use assets	2,072	2,171
Income tax-related assets	8,986	8,157
Miscellaneous receivables and other	8,461	7,925
Total	$34,857	$36,590
Property, Leasehold Improvements and Equipment
Property, leasehold improvements and equipment is net of accumulated depreciation and amortization of $14.33 billion as of September 2024 and $13.64 billion as of December 2023. Property, leasehold improvements and equipment included $6.57 billion as of September 2024 and $6.65 billion as of December 2023 that the firm uses in connection with its operations, and $29 million as of September 2024 and $124 million as of December 2023 of foreclosed real estate. The remainder is held by investment entities, including VIEs, consolidated by the firm. Substantially all property and equipment is depreciated on a straight-line basis over the useful life of the asset. Leasehold improvements are amortized on a straight-line basis over the shorter of the useful life of the improvement or the term of the lease. Capitalized costs of software developed or obtained for internal use are amortized on a straight-line basis over three years.
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

The firm had no material impairments during the three months ended September 2024, $358 million during the three months ended September 2023, $200 million during the nine months ended September 2024 and $1.20 billion during the nine months ended September 2023, related to commercial real estate in CIEs within Asset & Wealth Management. In addition, the firm had impairments related to capitalized software which were not material for each of the three and nine months ended September 2024, $80 million during the three months ended September 2023, and $113 million during the nine months ended September 2023, substantially all of which were included within Platform Solutions and Asset & Wealth Management.
Goodwill
Goodwill is the cost of acquired companies in excess of the fair value of net assets, including identifiable intangible assets, at the acquisition date.
The table below presents the carrying value of goodwill by reporting unit.

	As of
	September	December
$ in millions	2024	2023
Global Banking & Markets:
Investment banking	$267	$267
FICC	269	269
Equities	2,647	2,647
Asset & Wealth Management:
Asset management	1,417	1,410
Wealth management	1,309	1,309
Platform Solutions:
Transaction banking and other	–	14
Total	$5,909	$5,916
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

57	Goldman Sachs September 2024 Form 10-Q

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
During the third quarter of 2024, in connection with the planned sale of the firm's seller financing loan portfolio, the firm performed a quantitative goodwill test and determined that the goodwill associated with Transaction banking and other was impaired, and accordingly, recorded a $14 million impairment. There were no events or changes in circumstances during the three or nine months ended September 2024 that would indicate that it was more likely than not that the estimated fair value of each of the other reporting units with goodwill did not exceed its respective carrying value as of September 2024.

Identifiable Intangible Assets
The table below presents identifiable intangible assets by type.

	As of
	September	December
$ in millions	2024	2023
Customer lists
Gross carrying value	$2,250	$2,339
Accumulated amortization	(1,348)	(1,292)
Net carrying value	902	1,047

Other
Gross carrying value	97	866
Accumulated amortization	(74)	(736)
Net carrying value	23	130

Total gross carrying value	2,347	3,205
Total accumulated amortization	(1,422)	(2,028)
Total net carrying value	$925	$1,177
In the table above:
•The decrease in the net carrying value of identifiable intangible assets from December 2023 to September 2024 reflected a $110 million reduction due to the sale of GreenSky Holdings, LLC (GreenSky) in the first quarter of 2024 and a $72 million write-down in connection with the classification of the GM credit card program (included within Platform Solutions) as held for sale in the third quarter of 2024.
•Substantially all of the firm’s identifiable intangible assets have finite useful lives and are amortized over their estimated useful lives generally using the straight-line method.
The tables below present information about the amortization of identifiable intangible assets.

	Three Months Ended September		Nine Months Ended September
$ in millions	2024	2023	2024	2023
Amortization	$95	$554	$154	$654
In the table above, amortization for both the three and nine months ended September 2024 included the write-down related to the GM credit card program noted above. Amortization for both the three and nine months ended September 2023 included a $506 million write-down related to GreenSky. Both of these write-downs are included in depreciation and amortization.

As of
$ in millions	September 2024
Estimated future amortization
Remainder of 2024	$22
2025	$83
2026	$77
2027	$77
2028	$76
2029	$76

Goldman Sachs September 2024 Form 10-Q	58

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
The firm tests identifiable intangible assets for impairment when events or changes in circumstances suggest that an asset’s or asset group’s carrying value may not be fully recoverable. To the extent the carrying value of an asset or asset group exceeds the projected undiscounted cash flows expected to result from the use and eventual disposal of the asset or asset group, the firm determines the asset or asset group is impaired and records an impairment equal to the difference between the estimated fair value and the carrying value of the asset or asset group. In addition, the firm will recognize an impairment prior to the sale of an asset or asset group if the carrying value of the asset or asset group exceeds its estimated fair value. Other than as noted above, there were no material impairments or write-downs during each of the three or nine months ended September 2024 or September 2023.
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
An operating lease right-of-use asset is initially determined based on the operating lease liability, adjusted for initial direct costs, lease incentives and amounts paid at or prior to lease commencement. This amount is then amortized over the lease term. Right-of-use assets and operating lease liabilities recognized (in non-cash transactions for leases entered into or assumed) by the firm were $56 million for the three months ended September 2024, $225 million for the three months ended September 2023, $109 million for the nine months ended September 2024 and $306 million for the nine months ended September 2023. See Note 15 for information about operating lease liabilities.
For leases where the firm will derive no economic benefit from leased space that it has vacated or where the firm has shortened the term of a lease when space is no longer needed, the firm will record an impairment or accelerated amortization of right-of-use assets. There were no material impairments or accelerated amortizations during each of the three or nine months ended September 2024 or September 2023.

Miscellaneous Receivables and Other
Miscellaneous receivables and other included:
•Investments in qualified affordable housing projects of $3.05 billion as of September 2024 and $3.39 billion as of December 2023. The firm receives tax credits for such investments. See Note 17 for further information about these investments.
•Assets classified as held for sale were $600 million as of September 2024 and $518 million as of December 2023. See below for further information.
Assets Held for Sale. During the third quarter of 2024, in connection with the planned transition of the GM credit card program to another issuer, the firm classified the GM credit card program (within Platform Solutions) as held for sale. The firm had previously classified the GM co-branded credit card loans as held for sale in 2023. As of September 2024, the assets related to the GM credit card program consisted of the GM co-branded credit card portfolio of $1.7 billion (included in loans). See Note 9 for further information about loans classified as held for sale.
Assets held for sale also included $600 million as of September 2024 and $327 million as of December 2023 of assets related to certain of the firm’s consolidated investments within Asset & Wealth Management. Substantially all of these assets consisted of property and equipment and were included in miscellaneous receivables and other within other assets. In addition, as of December 2023, GreenSky (within Platform Solutions) was classified as held for sale. Assets related to GreenSky were approximately $3.4 billion and consisted of loans of approximately $3.0 billion (included in loans), segregated cash of approximately $110 million (included in cash and cash equivalents), identifiable intangible assets of approximately $110 million (included in identifiable intangible assets within other assets) and other assets of approximately $190 million (included in miscellaneous receivables and other within other assets). During the first quarter of 2024, the firm completed the sale of GreenSky. See Note 9 for further information about loans classified as held for sale, above for further information about identifiable intangible assets, and Note 15 for information about liabilities classified as held for sale.
Note 13.
Deposits
The table below presents information about deposits.

	As of
	September	December
$ in millions	2024	2023
U.S. offices	$344,975	$333,116
Non-U.S. offices	100,336	95,301
Total	$445,311	$428,417

59	Goldman Sachs September 2024 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
In the table above:
•Deposits include savings, demand and time deposits.
•All U.S. deposits were held at Goldman Sachs Bank USA (GS Bank USA). Substantially all non-U.S. deposits were held at Goldman Sachs International Bank (GSIB) and Goldman Sachs Bank Europe SE (GSBE).
•Substantially all deposits are interest-bearing.
The table below presents maturities of time deposits held in U.S. and non-U.S. offices.

	As of September 2024
$ in millions	U.S.	Non-U.S.	Total
Remainder of 2024	$29,735	$20,617	$50,352
2025	64,110	11,166	75,276
2026	4,588	319	4,907
2027	1,845	231	2,076
2028	945	205	1,150
2029	1,170	196	1,366
2030 - thereafter	1,080	51	1,131
Total	$103,473	$32,785	$136,258
In the table above:
•The aggregate amount of time deposits in denominations that met or exceeded the applicable insurance limits, or were otherwise not covered by insurance, were $20.85 billion in U.S. deposits and $32.30 billion in non-U.S. deposits.
•Time deposits included $41.53 billion as of September 2024 and $29.46 billion as of December 2023 of deposits accounted for at fair value under the fair value option. See Note 10 for further information about deposits accounted for at fair value.
The firm’s savings and demand deposits are recorded based on the amount of cash received plus accrued interest, which approximates fair value. In addition, the firm designates certain derivatives as fair value hedges to convert a portion of its time deposits not accounted for at fair value from fixed-rate obligations into floating-rate obligations. The carrying value of time deposits not accounted for at fair value approximated fair value as of both September 2024 and December 2023. As these savings and demand deposits and time deposits are not accounted for at fair value, they are not included in the firm’s fair value hierarchy in Notes 4 and 5. Had these deposits been included in the firm’s fair value hierarchy, they would have been classified in level 2 as of both September 2024 and December 2023.

Note 14.
Unsecured Borrowings
The table below presents information about unsecured borrowings.

	As of
	September	December
$ in millions	2024	2023
Unsecured short-term borrowings	$75,371	$75,945
Unsecured long-term borrowings	250,250	241,877
Total	$325,621	$317,822
Unsecured Short-Term Borrowings
Unsecured short-term borrowings includes the portion of unsecured long-term borrowings maturing within one year of the financial statement date and unsecured long-term borrowings that are redeemable within one year of the financial statement date at the option of the holder.
The firm accounts for certain hybrid financial instruments at fair value under the fair value option. See Note 10 for further information about unsecured short-term borrowings that are accounted for at fair value. In addition, the firm designates certain derivatives as fair value hedges to convert a portion of its unsecured short-term borrowings not accounted for at fair value from fixed-rate obligations into floating-rate obligations. The carrying value of unsecured short-term borrowings that are not recorded at fair value generally approximates fair value due to the short-term nature of the obligations. As these unsecured short-term borrowings are not accounted for at fair value, they are not included in the firm’s fair value hierarchy in Notes 4 and 5. Had these borrowings been included in the firm’s fair value hierarchy, substantially all would have been classified in level 2 as of both September 2024 and December 2023.
The table below presents information about unsecured short-term borrowings.

	As of
	September	December
$ in millions	2024	2023
Current portion of unsecured long-term borrowings	$38,551	$49,361
Hybrid financial instruments	33,158	23,073
Commercial paper	–	1,213
Other unsecured short-term borrowings	3,662	2,298
Total unsecured short-term borrowings	$75,371	$75,945
Weighted average interest rate	5.91%	3.64%
In the table above:
•Other unsecured short-term borrowings included $1.50 billion of preferred stock for which the firm issued a notice of redemption in September 2024. See Note 19 for further information about the notice of redemption.
•The weighted average interest rates for these borrowings include the effect of hedging activities and exclude unsecured short-term borrowings accounted for at fair value under the fair value option. See Note 7 for further information about hedging activities.

Goldman Sachs September 2024 Form 10-Q	60

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Unsecured Long-Term Borrowings
The table below presents information about unsecured long-term borrowings.

$ in millions	U.S. Dollar	Non-U.S. Dollar	Total
As of September 2024
Fixed-rate obligations	$120,492	$31,691	$152,183
Floating-rate obligations	64,768	33,299	98,067
Total	$185,260	$64,990	$250,250
As of December 2023
Fixed-rate obligations	$114,813	$34,762	$149,575
Floating-rate obligations	57,053	35,249	92,302
Total	$171,866	$70,011	$241,877
In the table above:
•Unsecured long-term borrowings consists principally of senior borrowings, which have maturities extending through 2061.
•Unsecured long-term borrowings included $96.22 billion as of September 2024 and $86.41 billion as of December 2023 of borrowings accounted for at fair value under the fair value option. The carrying value of unsecured long-term borrowings for which the firm did not elect the fair value option was $154.03 billion as of September 2024 and $155.47 billion as of December 2023. The estimated fair value of such unsecured long-term borrowings was $157.37 billion as of September 2024 and $157.75 billion as of December 2023. As these borrowings are not accounted for at fair value, they are not included in the firm’s fair value hierarchy in Notes 4 and 5. Had these borrowings been included in the firm’s fair value hierarchy, substantially all would have been classified in level 2 as of both September 2024 and December 2023.
•Floating-rate obligations includes equity-linked, credit-linked and indexed instruments. Floating interest rates are generally based on SOFR and Euro Interbank Offered Rate.
•U.S. dollar-denominated debt had interest rates ranging from 0.86% to 6.75% (with a weighted average rate of 4.03%) as of September 2024 and 0.86% to 6.75% (with a weighted average rate of 3.73%) as of December 2023. These rates exclude unsecured long-term borrowings accounted for at fair value under the fair value option.
•Non-U.S. dollar-denominated debt had interest rates ranging from 0.25% to 10.67% (with a weighted average rate of 2.00%) as of September 2024 and 0.25% to 7.25% (with a weighted average rate of 2.11%) as of December 2023. These rates exclude unsecured long-term borrowings accounted for at fair value under the fair value option.

The table below presents unsecured long-term borrowings by maturity.

As of
$ in millions	September 2024
2025	$12,228
2026	34,312
2027	42,373
2028	31,263
2029	31,592
2030 - thereafter	98,482
Total	$250,250
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
•Unsecured long-term borrowings included $(7.46) billion of adjustments to the carrying value of certain unsecured long-term borrowings resulting from the application of hedge accounting by year of maturity as follows: $(50) million in 2025, $(282) million in 2026, $(744) million in 2027, $(776) million in 2028, $(693) million in 2029 and $(4.91) billion in 2030 and thereafter.
The firm designates certain derivatives as fair value hedges to convert a portion of fixed-rate unsecured long-term borrowings not accounted for at fair value into floating-rate obligations. See Note 7 for further information about hedging activities.

61	Goldman Sachs September 2024 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
The table below presents unsecured long-term borrowings, after giving effect to such hedging activities.

	As of
	September	December
$ in millions	2024	2023
Fixed-rate obligations	$23,523	$20,372
Floating-rate obligations	226,727	221,505
Total	$250,250	$241,877
In the table above, the aggregate amounts of unsecured long-term borrowings had weighted average interest rates of 5.79% (4.49% related to fixed-rate obligations and 5.87% related to floating-rate obligations) as of September 2024 and 6.13% (3.44% related to fixed-rate obligations and 6.27% related to floating-rate obligations) as of December 2023. These rates exclude unsecured long-term borrowings accounted for at fair value under the fair value option.
Subordinated Borrowings
Unsecured long-term borrowings includes subordinated debt and junior subordinated debt. Subordinated debt that matures within one year is included in unsecured short-term borrowings. Junior subordinated debt is junior in right of payment to other subordinated borrowings, which are junior to senior borrowings. Long-term subordinated debt had maturities ranging from 2025 to 2045 as of both September 2024 and December 2023.
The table below presents information about subordinated borrowings.

$ in millions	Par Amount	Carrying Value	Rate
As of September 2024
Subordinated debt	$12,201	$12,008	7.28%
Junior subordinated debt	968	1,062	5.80%
Total	$13,169	$13,070	7.17%
As of December 2023
Subordinated debt	$12,215	$11,898	7.79%
Junior subordinated debt	968	1,053	6.30%
Total	$13,183	$12,951	7.68%
In the table above, the rate is the weighted average interest rate for these borrowings (excluding borrowings accounted for at fair value under the fair value option), including the effect of fair value hedges used to convert fixed-rate obligations into floating-rate obligations. See Note 7 for further information about hedging activities.

Junior Subordinated Debt
In 2004, Group Inc. issued $2.84 billion of junior subordinated debt to Goldman Sachs Capital I, a Delaware statutory trust. Goldman Sachs Capital I issued $2.75 billion of guaranteed preferred beneficial interests (Trust Preferred securities) to third parties and $85 million of common beneficial interests to Group Inc. As of both September 2024 and December 2023, the outstanding par amount of junior subordinated debt held by Goldman Sachs Capital I was $968 million and the outstanding par amount of Trust Preferred securities and common beneficial interests issued by Goldman Sachs Capital I was $939 million and $29 million, respectively. Goldman Sachs Capital I is a wholly-owned finance subsidiary of the firm for regulatory and legal purposes but is not consolidated for accounting purposes.
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
Note 15.
Other Liabilities
The table below presents other liabilities by type.

	As of
	September	December
$ in millions	2024	2023
Compensation and benefits	$7,796	$7,804
Income tax-related liabilities	3,312	2,947
Operating lease liabilities	2,175	2,232
Noncontrolling interests	437	363
Employee interests in consolidated funds	16	19
Accrued expenses and other	9,424	10,438
Total	$23,160	$23,803

Goldman Sachs September 2024 Form 10-Q	62

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
The table below presents information about operating lease liabilities.

$ in millions	Operating lease liabilities
As of September 2024
Remainder of 2024	$64
2025	346
2026	313
2027	275
2028	249
2029 - thereafter	1,562
Total undiscounted lease payments	2,809
Imputed interest	(634)
Total operating lease liabilities	$2,175

Weighted average remaining lease term	12 years
Weighted average discount rate	4.18%
As of December 2023
2024	$325
2025	325
2026	288
2027	256
2028	231
2029 - thereafter	1,462
Total undiscounted lease payments	2,887
Imputed interest	(655)
Total operating lease liabilities	$2,232

Weighted average remaining lease term	12 years
Weighted average discount rate	4.13%
In the table above, the weighted average discount rate represents the firm’s incremental borrowing rate as of January 2019 for operating leases existing on the date of adoption of ASU No. 2016-02, “Leases (Topic 842),” and at the lease inception date for leases entered into subsequent to the adoption of this ASU.
Operating lease costs were $119 million for the three months ended September 2024, $124 million for the three months ended September 2023, $361 million for the nine months ended September 2024 and $362 million for the nine months ended September 2023. Variable lease costs, which are included in operating lease costs, were not material for each of the three and nine months ended September 2024 and September 2023. Total occupancy expenses for space held in excess of the firm’s current requirements were not material for each of the three and nine months ended September 2024 and September 2023.
Lease payments relating to operating lease arrangements that were signed but had not yet commenced were $1.10 billion as of September 2024.

Accrued Expenses and Other
Accrued expenses and other included:
•Liabilities classified as held for sale were not material as of September 2024 and were $257 million as of December 2023, substantially all of which related to GreenSky within Platform Solutions and consisted primarily of customer and other payables. See Note 12 for further information about assets held for sale.
•Contract liabilities, which represent consideration received by the firm in connection with its contracts with clients prior to providing the service, were $115 million as of September 2024 and $76 million as of December 2023.
•Accrued unfunded commitments related to investments in qualified affordable housing projects were $2.00 billion as of September 2024 and $2.26 billion as of December 2023. See Note 17 for further information about these investments.
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

63	Goldman Sachs September 2024 Form 10-Q

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

	Three Months Ended September		Nine Months Ended September
$ in millions	2024	2023	2024	2023
Residential mortgages	$10,708	$6,894	$22,588	$18,267
Commercial mortgages	1,600	1,798	4,201	3,196
Other financial assets	1,046	–	1,268	996
Total financial assets securitized	$13,354	$8,692	$28,057	$22,459
Retained interests cash flows	$218	$187	$503	$407
The firm securitized assets of $120 million during the three months ended September 2024, $39 million during the three months ended September 2023, $250 million during the nine months ended September 2024 and $149 million during the nine months ended September 2023, in a non-cash exchange for loans and investments.
The table below presents information about nonconsolidated securitization entities to which the firm sold assets and had continuing involvement as of the end of the period.

$ in millions	Outstanding Principal Amount	Retained Interests	Purchased Interests
As of September 2024
U.S. government agency-issued CMOs	$34,620	$3,101	$–
Other residential mortgage-backed	31,845	1,316	65
Other commercial mortgage-backed	58,737	1,011	101
Corporate debt and other asset-backed	10,954	459	54
Total	$136,156	$5,887	$220
As of December 2023
U.S. government agency-issued CMOs	$31,140	$2,260	$–
Other residential mortgage-backed	28,767	1,162	78
Other commercial mortgage-backed	61,648	1,192	61
Corporate debt and other asset-backed	12,501	685	56
Total	$134,056	$5,299	$195

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
•The fair value of retained interests was $5.87 billion as of September 2024 and $5.26 billion as of December 2023.
In addition to the interests in the table above, the firm had other continuing involvement in the form of derivative transactions and commitments with certain nonconsolidated VIEs. The carrying value of these derivatives and commitments was a net asset of $857 million as of September 2024 and $120 million as of December 2023, and the notional amount of these derivatives and commitments was $2.64 billion as of September 2024 and $1.95 billion as of December 2023. The notional amounts of these derivatives and commitments are included in maximum exposure to loss in the nonconsolidated VIE table in Note 17. Additionally, the firm provided seller financing of $1.73 billion in connection with the sale of $3.93 billion of loans (substantially all of which were related to GreenSky) during the nine months ended September 2024 and of approximately $2.7 billion in connection with the sale of $3.24 billion of Marcus loans during the nine months ended September 2023. The principal and interest repayments received from these financings were $1.43 billion for the three months ended September 2024 and $2.11 billion for the nine months ended September 2024 and were not material for both the three and nine months ended September 2023. The total outstanding principal amount of these seller financings were $1.57 billion as of September 2024 and $1.81 billion as of December 2023.

Goldman Sachs September 2024 Form 10-Q	64

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
The table below presents information about the weighted average key economic assumptions used in measuring the fair value of mortgage-backed retained interests.

	As of
	September	December
$ in millions	2024	2023
Fair value of retained interests	$5,412	$4,590
Weighted average life (years)	5.2	5.7
Constant prepayment rate	14.9%	12.2%
Impact of 10% adverse change	$(74)	$(50)
Impact of 20% adverse change	$(136)	$(94)
Discount rate	6.6%	7.6%
Impact of 10% adverse change	$(134)	$(117)
Impact of 20% adverse change	$(259)	$(226)
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
The firm has other retained interests not reflected in the table above with a fair value of $458 million and a weighted average life of 5.4 years as of September 2024, and a fair value of $674 million and a weighted average life of 5.0 years as of December 2023. Due to the nature and fair value of certain of these retained interests, the weighted average assumptions for constant prepayment and discount rates and the related sensitivity to adverse changes are not meaningful as of both September 2024 and December 2023. The firm’s maximum exposure to adverse changes in the value of these interests is the carrying value of $459 million as of September 2024 and $685 million as of December 2023.

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

65	Goldman Sachs September 2024 Form 10-Q

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
Nonconsolidated VIEs
The table below presents a summary of the nonconsolidated VIEs in which the firm holds variable interests.

	As of
	September	December
$ in millions	2024	2023
Total nonconsolidated VIEs
Assets in VIEs	$198,282	$193,934
Carrying value of variable interests — assets	$16,530	$15,478
Carrying value of variable interests — liabilities	$2,500	$2,750
Maximum exposure to loss:
Retained interests	$5,887	$5,299
Purchased interests	837	902
Commitments and guarantees	4,100	4,159
Derivatives	9,183	8,636
Debt and equity	6,642	6,927
Total	$26,649	$25,923
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

Goldman Sachs September 2024 Form 10-Q	66

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
The table below presents information, by principal business activity, for nonconsolidated VIEs included in the summary table above.

	As of
	September	December
$ in millions	2024	2023
Mortgage-backed
Assets in VIEs	$126,768	$123,108
Carrying value of variable interests — assets	$5,747	$4,867
Maximum exposure to loss:
Retained interests	$5,428	$4,614
Purchased interests	319	253
Commitments and guarantees	34	35
Derivatives	1	2
Total	$5,782	$4,904

Real estate, credit- and power-related, tax credit and other investing
Assets in VIEs	$47,702	$43,035
Carrying value of variable interests — assets	$6,288	$6,625
Carrying value of variable interests — liabilities	$2,019	$2,220
Maximum exposure to loss:
Commitments and guarantees	$3,688	$3,891
Debt and equity	4,288	4,733
Total	$7,976	$8,624

Corporate debt and other asset-backed
Assets in VIEs	$22,048	$23,188
Carrying value of variable interests — assets	$4,485	$3,895
Carrying value of variable interests — liabilities	$481	$530
Maximum exposure to loss:
Retained interests	$459	$685
Purchased interests	518	649
Commitments and guarantees	377	231
Derivatives	9,182	8,634
Debt and equity	2,344	2,103
Total	$12,880	$12,302

Investments in funds
Assets in VIEs	$1,764	$4,603
Carrying value of variable interests — assets	$10	$91
Maximum exposure to loss:
Commitments and guarantees	$1	$2
Debt and equity	10	91
Total	$11	$93
As of both September 2024 and December 2023, the carrying values of the firm’s variable interests in nonconsolidated VIEs are included in the consolidated balance sheets as follows:
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

	As of
	September	December
$ in millions	2024	2023
Carrying value of investments	$3,047	$3,394
In the table above, investments included $2.00 billion as of September 2024 and $2.26 billion as of December 2023 of accrued unfunded commitments. As of September 2024, a majority of such accrued unfunded commitments were expected to be funded by year-end 2026.
The table below presents information about the amortization and income tax credits and other income tax benefits related to investments in qualified affordable housing projects that met the criteria of the proportional amortization method of accounting.

	Three Months Ended September		Nine Months Ended September
$ in millions	2024	2023	2024	2023
Amortization	$96	$68	$315	$210
Tax credits and other benefits	$117	$102	$382	$257
Investments in qualified affordable housing projects that did not meet the criteria for the proportional amortization method of accounting were not material as of both September 2024 and December 2023.

67	Goldman Sachs September 2024 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
The firm’s investments in renewable energy projects that receive production tax credits were not eligible for transition to the proportional amortization method of accounting. Such investments were $1.42 billion as of September 2024 and $1.40 billion as of December 2023, were included in investments in the consolidated balance sheets and were accounted for at fair value under the fair value option.
Consolidated VIEs
The table below presents a summary of the carrying value and balance sheet classification of assets and liabilities in consolidated VIEs.

	As of
	September	December
$ in millions	2024	2023
Total consolidated VIEs
Assets
Cash and cash equivalents	$179	$439
Customer and other receivables	350	347
Trading assets	134	95
Investments	181	80
Loans	8	267
Other assets	73	248
Total	$925	$1,476

Liabilities
Other secured financings	$710	$850
Customer and other payables	8	2
Unsecured short-term borrowings	6	14
Unsecured long-term borrowings	17	17
Other liabilities	170	91
Total	$911	$974
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
•Substantially all assets can only be used to settle obligations of the VIE.

The table below presents information, by principal business activity, for consolidated VIEs included in the summary table above.

	As of
	September	December
$ in millions	2024	2023
Real estate, credit-related and other investing
Assets
Cash and cash equivalents	$17	$417
Customer and other receivables	1	–
Trading assets	19	28
Investments	181	80
Loans	8	267
Other assets	73	248
Total	$299	$1,040

Liabilities
Other secured financings	$3	$143
Customer and other payables	8	2
Other liabilities	170	91
Total	$181	$236

Corporate debt and other asset-backed
Assets
Cash and cash equivalents	$162	$22
Total	$162	$22

Liabilities
Other secured financings	$366	$374
Total	$366	$374

Principal-protected notes
Assets
Customer and other receivables	$349	$347
Trading assets	115	67
Total	$464	$414

Liabilities
Other secured financings	$341	$333
Unsecured short-term borrowings	6	14
Unsecured long-term borrowings	17	17
Total	$364	$364
In the table above, creditors and beneficial interest holders of real estate, credit-related and other investing VIEs do not have recourse to the general credit of the firm.

Goldman Sachs September 2024 Form 10-Q	68

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Note 18.
Commitments, Contingencies and Guarantees
Commitments
The table below presents commitments by type.

	As of
	September	December
$ in millions	2024	2023
Commitment Type
Commercial lending:
Investment-grade	$122,062	$111,202
Non-investment-grade	68,251	54,298
Warehouse financing	14,543	9,184
Consumer	77,446	73,074
Total lending	282,302	247,758
Risk participations	6,966	8,167
Collateralized agreement	187,933	100,503
Collateralized financing	50,923	84,276
Investment	4,845	4,592
Other	9,059	8,258
Total commitments	$542,028	$453,554
The table below presents commitments by expiration.

	As of September 2024
	Remainder	2025 -	2027 -	2029 -
$ in millions	of 2024	2026	2028	Thereafter
Commitment Type
Commercial lending:
Investment-grade	$4,352	$37,545	$48,957	$31,208
Non-investment-grade	1,193	18,188	25,383	23,487
Warehouse financing	1	6,069	6,904	1,569
Consumer	77,446	–	–	–
Total lending	82,992	61,802	81,244	56,264
Risk participations	620	2,871	3,015	460
Collateralized agreement	181,891	6,042	–	–
Collateralized financing	50,811	112	–	–
Investment	1,022	544	1,078	2,201
Other	7,433	1,435	40	151
Total commitments	$324,769	$72,806	$85,377	$59,076
Lending Commitments
The firm’s commercial and warehouse financing lending commitments are agreements to lend with fixed termination dates and depend on the satisfaction of all contractual conditions to borrowing. These commitments are presented net of amounts syndicated to third parties. The total commitment amount does not necessarily reflect actual future cash flows because the firm may syndicate portions of these commitments. In addition, commitments can expire unused or be reduced or cancelled at the counterparty’s request. The firm also provides credit to consumers by issuing credit card lines. The firm also provided credit to consumers through commitments to extend unsecured installment loans and beginning in the third quarter of 2024, ceased providing such commitments.

The table below presents information about lending commitments.

	As of
	September	December
$ in millions	2024	2023
Held for investment	$258,903	$227,865
Held for sale	22,553	19,129
At fair value	846	764
Total	$282,302	$247,758
In the table above:
•Held for investment lending commitments are accounted for at amortized cost. The carrying value of lending commitments was a liability of $947 million (including allowance for credit losses of $697 million) as of September 2024 and $845 million (including allowance for credit losses of $620 million) as of December 2023. The estimated fair value of such lending commitments was a liability of $5.55 billion as of September 2024 and $5.29 billion as of December 2023. Had these lending commitments been carried at fair value and included in the fair value hierarchy, $3.28 billion as of September 2024 and $3.10 billion as of December 2023 would have been classified in level 2, and $2.27 billion as of September 2024 and $2.19 billion as of December 2023 would have been classified in level 3.
•Held for sale lending commitments are accounted for at the lower of cost or fair value. The carrying value of lending commitments held for sale was a liability of $66 million as of September 2024 and $70 million as of December 2023. The estimated fair value of such lending commitments approximates the carrying value. Had these lending commitments been included in the fair value hierarchy, they would have been primarily classified in level 3 as of both September 2024 and December 2023.
•Gains or losses related to lending commitments at fair value, if any, are generally recorded net of any fees in other principal transactions.

69	Goldman Sachs September 2024 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Commercial Lending. The firm’s commercial lending commitments were primarily extended to investment-grade corporate borrowers. Such commitments primarily included $149.21 billion as of September 2024 and $137.11 billion as of December 2023, related to relationship lending activities (principally used for operating and general corporate purposes), and $14.49 billion as of September 2024 and $4.21 billion as of December 2023, related to other investment banking activities (generally extended for contingent acquisition financing and are often intended to be short-term in nature, as borrowers often seek to replace them with other funding sources). The firm also extends lending commitments in connection with other types of corporate lending, commercial real estate financing and other collateralized lending. See Note 9 for further information about funded loans.
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
Consumer. The firm’s consumer lending commitments includes:
•Credit card lines issued by the firm to consumers were $77.45 billion as of September 2024 and $70.82 billion as of December 2023. Such credit card lines included $14.34 billion as of September 2024 and $14.35 billion as of December 2023 of commitments classified as held for sale in connection with the planned sale of the GM co-branded credit card portfolio. These credit card lines are cancellable by the firm.
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
Collateralized Agreement Commitments/ Collateralized Financing Commitments
Collateralized agreement commitments includes forward starting resale and securities borrowing agreements, and collateralized financing commitments includes forward starting repurchase and secured lending agreements that settle at a future date. Collateralized agreement commitments also includes transactions where the firm has entered into commitments to provide contingent financing to its clients and counterparties through resale agreements. The firm’s funding of these commitments depends on the satisfaction of all contractual conditions to the resale agreement and these commitments can expire unused.
Investment Commitments
Investment commitments includes commitments to invest in private equity, real estate and other assets directly and through funds that the firm raises and manages. Investment commitments included $1.05 billion as of September 2024 and $963 million as of December 2023, related to commitments to invest in funds managed by the firm. If these commitments are called, they would be funded at market value on the date of investment.
Contingencies
Legal Proceedings. See Note 27 for information about legal proceedings.

Goldman Sachs September 2024 Form 10-Q	70

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Guarantees
The table below presents derivatives that meet the definition of a guarantee, securities lending and clearing guarantees and certain other financial guarantees.

$ in millions	Derivatives	Securities lending and clearing	Other financial guarantees
As of September 2024
Carrying Value of Net Liability	$3,465	$–	$440
Maximum Payout/Notional Amount by Period of Expiration
Remainder of 2024	$54,229	$37,782	$361
2025 - 2026	204,199	–	3,621
2027 - 2028	29,250	–	2,580
2029 - thereafter	45,018	–	1,021
Total	$332,696	$37,782	$7,583
As of December 2023
Carrying Value of Net Liability	$5,240	$–	$430
Maximum Payout/Notional Amount by Period of Expiration
2024	$177,895	$28,787	$2,325
2025 - 2026	98,843	–	3,108
2027 - 2028	19,282	–	2,109
2029 - thereafter	29,030	–	231
Total	$325,050	$28,787	$7,773
In the table above:
•The maximum payout is based on the notional amount of the contract and does not represent anticipated losses.
•Amounts exclude certain commitments to issue standby letters of credit that are included in lending commitments. See the tables in “Commitments” above for a summary of the firm’s commitments.
•The carrying value for derivatives included derivative assets of $438 million as of September 2024 and $359 million as of December 2023, and derivative liabilities of $3.90 billion as of September 2024 and $5.60 billion as of December 2023.

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
As an agency lender, the firm indemnifies most of its securities lending customers against losses incurred in the event that borrowers do not return securities and the collateral held is insufficient to cover the market value of the securities borrowed. The maximum payout of such indemnifications was $10.47 billion as of September 2024 and $14.19 billion as of December 2023. Collateral held by the lenders in connection with securities lending indemnifications was $10.99 billion as of September 2024 and $14.63 billion as of December 2023. Because the contractual nature of these arrangements requires the firm to obtain collateral with a market value that exceeds the value of the securities lent to the borrower, there is minimal performance risk associated with these indemnifications.

71	Goldman Sachs September 2024 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
As a sponsoring member of the Government Securities Division of the Fixed Income Clearing Corporation, the firm guarantees the performance of its sponsored member clients to the Fixed Income Clearing Corporation in connection with certain resale and repurchase agreements. To minimize potential losses on such guarantees, the firm obtains a security interest in the collateral that the sponsored client placed with the Fixed Income Clearing Corporation. Therefore, the risk of loss on such guarantees is minimal. The maximum payout on this guarantee was $27.31 billion as of September 2024 and $14.60 billion as of December 2023. The related collateral held was $27.23 billion as of September 2024 and $14.69 billion as of December 2023.
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
On October 11, 2023, the firm filed a demand for arbitration alleging that the Government of Malaysia had, as of August 2022, recovered assets and proceeds well in excess of $500 million; it had recovered substantial additional assets and proceeds that should be credited against the guarantee; and it had not used all reasonable efforts to recover other assets and proceeds that could be credited against the guarantee. On November 8, 2023, the Government of Malaysia filed a response to the firm’s demand for arbitration and on June 10, 2024, filed an application for a partial award to immediately enforce the interim payment (plus interest). On July 24, 2024, the arbitral tribunal rejected that application. Final determinations on all remaining issues, including any subsequent enforcement of the interim payment, are to be made at a final hearing. The arbitral process is ongoing. See Note 27 for further information about matters related to 1MDB.
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

Goldman Sachs September 2024 Form 10-Q	72

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
The firm is unable to develop an estimate of the maximum payout under these guarantees and indemnifications as this depends upon the occurrence of future events, including an assessment of claims that have not yet occurred. However, management believes that it is unlikely the firm will have to make any material payments under these arrangements, and no material liabilities related to these guarantees and indemnifications have been recognized in the consolidated balance sheets as of both September 2024 and December 2023.
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
In addition, the firm may provide indemnifications to some counterparties to protect them in the event additional taxes are owed or payments are withheld, due either to a change in or an adverse application of certain non-U.S. tax laws. These indemnifications, as well as indemnifications provided by the firm on other contractual or other obligations, generally are standard contractual terms and are entered into in the ordinary course of business. Generally, there are no stated or notional amounts included in these indemnifications, and the contingencies triggering the obligation to indemnify are not expected to occur. Future changes in tax laws and how such laws would apply to these indemnifications cannot be determined. Therefore, the firm is unable to develop an estimate of the maximum payout under these guarantees and indemnifications. However, management believes that it is unlikely the firm will have to make any material payments under these arrangements, and no material liabilities related to these arrangements have been recognized in the consolidated balance sheets as of both September 2024 and December 2023.
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
Note 19.
Shareholders’ Equity
Common Equity
As of both September 2024 and December 2023, the firm had 4.00 billion authorized shares of common stock and 200 million authorized shares of nonvoting common stock, each with a par value of $0.01 per share.
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
The table below presents information about common stock repurchases.

	Three Months Ended September		Nine Months Ended September
in millions, except per share amounts	2024	2023	2024	2023
Common share repurchases	2.0	4.2	13.9	13.5
Average cost per share	$489.50	$354.79	$430.34	$354.13
Total cost of common share repurchases	$1,000	$1,500	$6,000	$4,796
Pursuant to the terms of certain share-based compensation plans, employees may remit shares to the firm or the firm may cancel share-based awards to satisfy statutory employee tax withholding requirements. Under these plans, during the nine months ended September 2024, 1,197 shares were remitted with a total value of $0.5 million and the firm cancelled 3.4 million share-based awards with a total value of $1.33 billion. The cash settlement of share-based awards is included in other in additional paid-in capital in the consolidated statements of shareholders' equity and in other financing, net in the consolidated statements of cash flows. For both the nine months ended September 2024 and September 2023, the amount of cash used to settle share-based awards was not material.
The table below presents common stock dividends declared.

	Three Months Ended September		Nine Months Ended September
	2024	2023	2024	2023
Dividends declared per common share	$3.00	$2.75	$8.50	$7.75
On October 11, 2024, the Board of Directors of Group Inc. declared a dividend of $3.00 per common share to be paid on December 30, 2024 to common shareholders of record on December 2, 2024.

73	Goldman Sachs September 2024 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Preferred Equity
The tables below present information about the perpetual preferred stock issued and outstanding as of September 2024.

Series	Shares Authorized	Shares Issued	Shares Outstanding	Depositary Shares Per Share
A	50,000	30,000	29,999	1,000
C	25,000	8,000	8,000	1,000
D	60,000	54,000	53,999	1,000
E	17,500	7,667	7,667	N.A.
F	5,000	1,615	1,615	N.A.
O	26,000	26,000	26,000	25
Q	20,000	20,000	20,000	25
R	24,000	24,000	24,000	25
S	14,000	14,000	14,000	25
T	27,000	27,000	27,000	25
U	30,000	30,000	30,000	25
V	30,000	30,000	30,000	25
W	60,000	60,000	60,000	25
X	90,000	90,000	90,000	25
Y	80,000	80,000	80,000	25
Total	558,500	502,282	502,280

Series	Earliest Redemption Date	Liquidation Preference	Redemption Value ($ in millions)
A	Currently redeemable	$25,000	$750
C	Currently redeemable	$25,000	200
D	Currently redeemable	$25,000	1,350
E	Currently redeemable	$100,000	767
F	Currently redeemable	$100,000	161
O	November 10, 2026	$25,000	650
Q	Currently redeemable	$25,000	500
R	February 10, 2025	$25,000	600
S	February 10, 2025	$25,000	350
T	May 10, 2026	$25,000	675
U	August 10, 2026	$25,000	750
V	November 10, 2026	$25,000	750
W	February 10, 2029	$25,000	1,500
X	May 10, 2029	$25,000	2,250
Y	November 10, 2034	$25,000	2,000
Total			$13,253
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
•In April 2024, the firm issued 90,000 shares of Series X 7.50% Fixed-Rate Reset Non-Cumulative Preferred Stock (Series X Preferred Stock).
•In September 2024, the firm issued 80,000 shares of Series Y 6.125% Fixed-Rate Reset Non-Cumulative Preferred Stock (Series Y Preferred Stock).

•The redemption price per share for Series A through F and Series Q through Y Preferred Stock is the liquidation preference plus declared and unpaid dividends. The redemption price per share for Series O Preferred Stock is the liquidation preference plus accrued and unpaid dividends.
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
In September 2024, the firm issued a notice that it will redeem all outstanding shares of its Series P 5.00% Fixed-to-Floating Rate Non-Cumulative Preferred Stock (Series P Preferred Stock) with a redemption value of $1.50 billion ($25,000 per share). Upon the issuance of the notice of redemption, Series P Preferred Stock was reclassified to unsecured short-term borrowings in a non-cash transaction. The difference between its redemption value and net carrying value at the issuance of the notice of redemption was $18 million, which was recorded as an addition to preferred stock dividends in the third quarter of 2024. The shares of Series P Preferred Stock were redeemed in October 2024.
The preferred stock issuance costs in the consolidated statements of shareholders’ equity reflects reclassifications of issuance costs to retained earnings on redemptions, net of issuance costs relating to new issuances.

Goldman Sachs September 2024 Form 10-Q	74

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
The table below presents the dividend rates of perpetual preferred stock as of September 2024.

Series	Per Annum Dividend Rate
A	3 month term SOFR + 1.01161%, with floor of 3.75%, payable quarterly
C	3 month term SOFR + 1.01161%, with floor of 4.00%, payable quarterly
D	3 month term SOFR + 0.93161%, with floor of 4.00%, payable quarterly
E	3 month term SOFR + 1.02911%, with floor of 4.00%, payable quarterly
F	3 month term SOFR + 1.03161%, with floor of 4.00%, payable quarterly
O	5.30%, payable semi-annually, from issuance date to, but excluding, November 10, 2026; 3 month term SOFR + 4.09561%, payable quarterly, thereafter
Q	5 year treasury rate + 3.623%, payable semi-annually
R	4.95%, payable semi-annually, from issuance date to, but excluding, February 10, 2025; 5 year treasury rate + 3.224%, payable semi-annually, thereafter
S	4.40%, payable semi-annually, from issuance date to, but excluding, February 10, 2025; 5 year treasury rate + 2.85%, payable semi-annually thereafter
T	3.80%, payable semi-annually, from issuance date to, but excluding, May 10, 2026; 5 year treasury rate + 2.969%, payable semi-annually, thereafter
U	3.65%, payable semi-annually, from issuance date to, but excluding, August 10, 2026; 5 year treasury rate + 2.915%, payable semi-annually, thereafter
V	4.125%, payable semi-annually, from issuance date to, but excluding, November 10, 2026; 5 year treasury rate + 2.949%, payable semi-annually, thereafter
W	7.50%, payable semi-annually, from issuance date to, but excluding, February 10, 2029; 5 year treasury rate + 3.156%, payable semi-annually, thereafter
X	7.50%, payable semi-annually, from issuance date to, but excluding, May 10, 2029; 5 year treasury rate + 2.809%, payable semi-annually, thereafter
Y	6.125%, payable semi-annually, from issuance date to, but excluding, November 10, 2034; 10 year treasury rate + 2.40%, payable semi-annually, thereafter
In the table above, dividends on each series of preferred stock are payable in arrears for the periods specified.

The table below presents preferred stock dividends declared.

	2024		2023
Series	per share	$ in millions	per share	$ in millions
Three Months Ended September
A	$413.68	$12	$388.88	$12
C	$413.68	4	$388.88	3
D	$408.45	22	$383.77	20
E	$1,629.22	13	$1,600.67	13
F	$1,629.85	3	$1,601.31	2
J	$–	–	$573.52	23
K	$–	–	$398.44	11
P	$552.33	33	$524.58	32
Q	$687.50	14	$687.50	14
R	$618.75	15	$618.75	15
S	$550.00	7	$550.00	8
U	$456.25	13	$456.25	13
W	$937.50	56	$–	–
Total		$192		$166
Nine Months Ended September
A	$1,215.99	$36	$1,076.86	$32
C	$1,215.99	10	$1,076.86	9
D	$1,200.65	65	$1,061.69	57
E	$4,911.94	38	$4,447.01	34
F	$4,913.85	8	$4,448.90	7
J	$–	–	$1,261.02	51
K	$796.88	20	$1,195.32	33
O	$662.50	17	$662.50	17
P	$1,623.09	97	$1,479.53	89
Q	$1,375.00	28	$1,375.00	28
R	$1,237.50	30	$1,237.50	30
S	$1,100.00	15	$1,100.00	16
T	$475.00	13	$475.00	13
U	$912.50	27	$912.50	27
V	$515.63	15	$515.63	15
W	$1,833.33	110	$–	–
Total		$529		$458
On October 7, 2024, Group Inc. declared dividends of $390.64 per share of Series A Preferred Stock, $390.64 per share of Series C Preferred Stock, $385.53 per share of Series D Preferred Stock, $662.50 per share of Series O Preferred Stock, $475.00 per share of Series T Preferred Stock, $515.63 per share of Series V Preferred Stock and $1,026.04 per share of Series X Preferred Stock that will be paid on November 12, 2024 to preferred shareholders of record on October 28, 2024. In addition, the firm declared dividends of $1,511.43 per share of Series E Preferred Stock and $1,512.06 per share of Series F Preferred Stock that will be paid on December 2, 2024 to preferred shareholders of record on November 17, 2024.

75	Goldman Sachs September 2024 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Accumulated Other Comprehensive Income/(Loss)
The table below presents changes in accumulated other comprehensive income/(loss), net of tax, by type.

$ in millions	Beginning balance	Other comprehensive income/(loss) adjustments, net of tax	Ending balance
Three Months Ended September 2024
Currency translation	$(825)	$(25)	$(850)
Debt valuation adjustment	(411)	(95)	(506)
Pension and postretirement liabilities	(553)	13	(540)
Available-for-sale securities	(1,111)	504	(607)
Total	$(2,900)	$397	$(2,503)
Three Months Ended September 2023
Currency translation	$(828)	$(16)	$(844)
Debt valuation adjustment	281	328	609
Pension and postretirement liabilities	(475)	9	(466)
Available-for-sale securities	(2,215)	317	(1,898)
Total	$(3,237)	$638	$(2,599)
Nine Months Ended September 2024
Currency translation	$(847)	$(3)	$(850)
Debt valuation adjustment	(123)	(383)	(506)
Pension and postretirement liabilities	(575)	35	(540)
Available-for-sale securities	(1,373)	766	(607)
Total	$(2,918)	$415	$(2,503)
Nine Months Ended September 2023
Currency translation	$(785)	$(59)	$(844)
Debt valuation adjustment	892	(283)	609
Pension and postretirement liabilities	(499)	33	(466)
Available-for-sale securities	(2,618)	720	(1,898)
Total	$(3,010)	$411	$(2,599)

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

Goldman Sachs September 2024 Form 10-Q	76

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Consolidated Regulatory Capital Requirements
Risk-Based Capital Ratios. The table below presents the risk-based capital requirements.

	Standardized	Advanced
As of September 2024
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
Based on the firm's 2024 Comprehensive Capital Analysis and Review submission, in June 2024, the FRB had preliminarily set the firm's SCB to 6.4% for the period from October 1, 2024 through September 30, 2025. In August 2024, the FRB revised the firm's final SCB to 6.2%. As a result, beginning on October 1, 2024, the firm's Standardized requirements are 13.7% for the CET1 capital ratio, 15.2% for the Tier 1 capital ratio and 17.2% for the Total capital ratio.

The table below presents information about risk-based capital ratios.

$ in millions	Standardized	Advanced
As of September 2024
CET1 capital	$102,261	$102,261
Tier 1 capital	$115,138	$115,138
Tier 2 capital	$14,723	$10,715
Total capital	$129,861	$125,853
RWAs	$698,198	$658,397

CET1 capital ratio	14.6%	15.5%
Tier 1 capital ratio	16.5%	17.5%
Total capital ratio	18.6%	19.1%
As of December 2023
CET1 capital	$99,442	$99,442
Tier 1 capital	$110,288	$110,288
Tier 2 capital	$14,874	$10,684
Total capital	$125,162	$120,972
RWAs	$692,737	$665,348

CET1 capital ratio	14.4%	14.9%
Tier 1 capital ratio	15.9%	16.6%
Total capital ratio	18.1%	18.2%
Leverage Ratios. The table below presents the leverage requirements.

	As of
	September	December
	2024	2023
Tier 1 leverage ratio	4.0%	4.0%
SLR	5.0%	5.0%
In the table above, the SLR requirement of 5% includes a minimum of 3% and a 2% buffer applicable to G-SIBs.
The table below presents information about leverage ratios.

	For the Three Months
	Ended or as of
	September	December
$ in millions	2024	2023
Tier 1 capital	$115,138	$110,288

Average total assets	$1,691,651	$1,579,237
Deductions from Tier 1 capital	(6,739)	(7,167)
Average adjusted total assets	1,684,912	1,572,070
Off-balance sheet and other exposures	425,560	423,686
Total leverage exposure	$2,110,472	$1,995,756

Tier 1 leverage ratio	6.8%	7.0%
SLR	5.5%	5.5%

77	Goldman Sachs September 2024 Form 10-Q

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
•SLR is calculated as Tier 1 capital divided by total leverage exposure.
Risk-Based Capital. The table below presents information about risk-based capital.

	As of
	September	December
$ in millions	2024	2023
Common shareholders’ equity	$107,947	$105,702
Impact of CECL transition	276	553
Deduction for goodwill	(5,216)	(5,224)
Deduction for identifiable intangible assets	(720)	(950)
Other adjustments	(26)	(639)
CET1 capital	102,261	99,442
Preferred stock	13,253	11,203
Deduction for investments in covered funds	(374)	(354)
Other adjustments	(2)	(3)
Tier 1 capital	$115,138	$110,288

Standardized Tier 2 and Total capital
Tier 1 capital	$115,138	$110,288
Qualifying subordinated debt	9,636	9,886
Allowance for credit losses	5,120	5,012
Other adjustments	(33)	(24)
Standardized Tier 2 capital	14,723	14,874
Standardized Total capital	$129,861	$125,162

Advanced Tier 2 and Total capital
Tier 1 capital	$115,138	$110,288
Standardized Tier 2 capital	14,723	14,874
Allowance for credit losses	(5,120)	(5,012)
Other adjustments	1,112	822
Advanced Tier 2 capital	10,715	10,684
Advanced Total capital	$125,853	$120,972
In the table above:
•Beginning in January 2022, the firm started to phase in the estimated reduction to regulatory capital as a result of adopting the CECL model. The total amount of reduction to be phased in from January 1, 2022 through January 1, 2025 (at 25% per year) was $1.11 billion, of which $829 million had been phased in as of September 2024. The total amount to be phased in includes the impact of adopting CECL as of January 1, 2020, as well as 25% of the increase in the allowance for credit losses from January 1, 2020 through December 31, 2021. The impact of CECL transition reflects the remaining amount of reduction to be phased in as of both September 2024 and December 2023.

•Deduction for goodwill was net of deferred tax liabilities of $693 million as of September 2024 and $692 million as of December 2023.
•Deduction for identifiable intangible assets was net of deferred tax liabilities of $205 million as of September 2024 and $227 million as of December 2023.
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
The table below presents changes in CET1 capital, Tier 1 capital and Tier 2 capital.

$ in millions	Standardized	Advanced
Nine Months Ended September 2024
CET1 capital
Beginning balance	$99,442	$99,442
Change in:
Common shareholders’ equity	2,245	2,245
Impact of CECL transition	(277)	(277)
Deduction for goodwill	8	8
Deduction for identifiable intangible assets	230	230
Other adjustments	613	613
Ending balance	$102,261	$102,261

Tier 1 capital
Beginning balance	$110,288	$110,288
Change in:
CET1 capital	2,819	2,819
Preferred stock	2,050	2,050
Deduction for investments in covered funds	(20)	(20)
Other adjustments	1	1
Ending balance	115,138	115,138
Tier 2 capital
Beginning balance	14,874	10,684
Change in:
Qualifying subordinated debt	(250)	(250)
Allowance for credit losses	108	–
Other adjustments	(9)	281
Ending balance	14,723	10,715
Total capital	$129,861	$125,853

Goldman Sachs September 2024 Form 10-Q	78

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
The firm’s positional losses observed on a single day exceeded its 99% one-day regulatory VaR on two occasions during the nine months ended September 2024 and exceeded its 99% one-day regulatory VaR on one occasion during 2023. There was no change in the firm’s VaR multiplier used to calculate Market RWAs;
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

79	Goldman Sachs September 2024 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Operational Risk
Operational RWAs are only required to be included under the Advanced Capital Rules. The firm utilizes an internal risk-based model to quantify Operational RWAs.
The table below presents information about RWAs.

$ in millions	Standardized	Advanced
As of September 2024
Credit RWAs
Derivatives	$150,399	$94,938
Commitments, guarantees and loans	246,288	197,458
Securities financing transactions	111,325	23,339
Equity investments	30,760	32,229
Other	73,605	97,987
Total Credit RWAs	612,377	445,951
Market RWAs
Regulatory VaR	18,729	18,729
Stressed VaR	39,872	39,872
Incremental risk	6,117	6,117
Comprehensive risk	2,415	2,415
Specific risk	18,688	18,688
Total Market RWAs	85,821	85,821
Total Operational RWAs	–	126,625
Total RWAs	$698,198	$658,397
As of December 2023
Credit RWAs
Derivatives	$146,357	$96,322
Commitments, guarantees and loans	243,094	194,236
Securities financing transactions	103,704	23,637
Equity investments	34,223	36,920
Other	76,481	96,755
Total Credit RWAs	603,859	447,870
Market RWAs
Regulatory VaR	16,457	16,457
Stressed VaR	48,496	48,496
Incremental risk	5,032	5,032
Comprehensive risk	2,718	2,718
Specific risk	16,175	16,175
Total Market RWAs	88,878	88,878
Total Operational RWAs	–	128,600
Total RWAs	$692,737	$665,348
In the table above:
•Securities financing transactions represents resale and repurchase agreements and securities borrowed and loaned transactions.
•Other includes receivables, certain debt securities, cash and cash equivalents, and other assets.
The table below presents changes in RWAs.

$ in millions	Standardized	Advanced
Nine Months Ended September 2024
RWAs
Beginning balance	$692,737	$665,348
Credit RWAs
Change in:
Derivatives	4,042	(1,384)
Commitments, guarantees and loans	3,194	3,222
Securities financing transactions	7,621	(298)
Equity investments	(3,463)	(4,691)
Other	(2,876)	1,232
Change in Credit RWAs	8,518	(1,919)
Market RWAs
Change in:
Regulatory VaR	2,272	2,272
Stressed VaR	(8,624)	(8,624)
Incremental risk	1,085	1,085
Comprehensive risk	(303)	(303)
Specific risk	2,513	2,513
Change in Market RWAs	(3,057)	(3,057)
Change in Operational RWAs	–	(1,975)
Ending balance	$698,198	$658,397
RWAs Rollforward Commentary
Nine Months Ended September 2024. Standardized Credit RWAs as of September 2024 increased by $8.52 billion compared with December 2023, reflecting an increase in securities financing transactions (principally due to increased funding exposures), an increase in derivatives (principally due to increased exposures), an increase in commitments, guarantees and loans (principally due to increased lending exposures). These increases were partially offset by a decrease in equity investments (principally due to reduced exposures) and a decrease in other credit RWAs (principally due to decreases in other assets and customer and other receivables). Standardized Market RWAs as of September 2024 decreased by $3.06 billion compared with December 2023, primarily reflecting a decrease in stressed VaR (principally due to reduced exposures to interest rates), partially offset by an increase in specific risk (principally due to increased exposures to debt and equity instruments held for market-making purposes) and an increase in regulatory VaR (principally due to higher levels of volatility in equity markets).
Advanced Credit RWAs as of September 2024 decreased by $1.92 billion compared with December 2023, primarily reflecting a decrease in equity investments (principally due to reduced exposures), partially offset by an increase in commitments, guarantees and loans (principally due to increased lending exposures). Advanced Market RWAs as of September 2024 decreased by $3.06 billion compared with December 2023, primarily reflecting a decrease in stressed VaR (principally due to reduced exposures to interest rates), partially offset by an increase in specific risk (principally due to increased exposures to debt and equity instruments held for market-making purposes) and an increase in regulatory VaR (principally due to higher levels of volatility in equity markets).

Goldman Sachs September 2024 Form 10-Q	80

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
The table below presents GS Bank USA’s risk-based capital, leverage and “well-capitalized” requirements.

	As of
	September	December	September	December
	2024	2023	2024	2023
			"Well-capitalized"
	Requirements		Requirements
Risk-based capital requirements
CET1 capital ratio	7.0%	7.0%	6.5%	6.5%
Tier 1 capital ratio	8.5%	8.5%	8.0%	8.0%
Total capital ratio	10.5%	10.5%	10.0%	10.0%

Leverage requirements
Tier 1 leverage ratio	4.0%	4.0%	5.0%	5.0%
SLR	3.0%	3.0%	6.0%	6.0%

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
•The “well-capitalized” requirements are the binding requirements for leverage ratios.
The table below presents information about GS Bank USA’s risk-based capital ratios.

$ in millions	Standardized	Advanced
As of September 2024
CET1 capital	$60,354	$60,354
Tier 1 capital	$60,354	$60,354
Tier 2 capital	$4,246	$930
Total capital	$64,600	$61,284
RWAs	$388,365	$287,399

CET1 capital ratio	15.5%	21.0%
Tier 1 capital ratio	15.5%	21.0%
Total capital ratio	16.6%	21.3%
As of December 2023
CET1 capital	$53,781	$53,781
Tier 1 capital	$53,781	$53,781
Tier 2 capital	$6,314	$2,951
Total capital	$60,095	$56,732
RWAs	$380,774	$288,938

CET1 capital ratio	14.1%	18.6%
Tier 1 capital ratio	14.1%	18.6%
Total capital ratio	15.8%	19.6%
In the table above:
•The lower of the Standardized or Advanced ratio is the ratio against which GS Bank USA’s compliance with the capital requirements is assessed under the risk-based Capital Rules, and therefore, the Standardized ratios applied to GS Bank USA as of both September 2024 and December 2023.
•Beginning in January 2022, GS Bank USA started to phase in the estimated reduction to regulatory capital as a result of adopting the CECL model at 25% per year through January 2025. The total amount to be phased in includes the impact of adopting CECL as of January 1, 2020, as well as 25% of the increase in the allowance for credit losses from January 1, 2020 through December 31, 2021.
•The Standardized and Advanced risk-based capital ratios increased from December 2023 to September 2024, reflecting an increase in capital, principally due to net earnings, and a decrease in Market RWAs, partially offset by an increase in Credit RWAs.

81	Goldman Sachs September 2024 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
The table below presents information about GS Bank USA’s leverage ratios.

	For the Three Months
	Ended or as of
	September	December
$ in millions	2024	2023
Tier 1 capital	$60,354	$53,781
Average adjusted total assets	$554,355	$523,546
Total leverage exposure	$764,073	$722,465

Tier 1 leverage ratio	10.9%	10.3%
SLR	7.9%	7.4%
In the table above:
•Average adjusted total assets represents the average daily assets for the quarter adjusted for deductions from Tier 1 capital and the impact of CECL transition.
•Tier 1 leverage ratio is calculated as Tier 1 capital divided by average adjusted total assets.
•SLR is calculated as Tier 1 capital divided by total leverage exposure.
The FRB requires that GS Bank USA maintain cash reserves with the Federal Reserve. As of both September 2024 and December 2023, the reserve requirement ratio was zero percent. See Note 26 for further information about cash deposits held by the firm at the Federal Reserve.
GS Bank USA is a registered swap dealer with the CFTC and a registered security-based swap dealer with the SEC. As of both September 2024 and December 2023, GS Bank USA was subject to and in compliance with applicable capital requirements for swap dealers and security-based swap dealers.

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
Group Inc.’s equity investment in subsidiaries was $139.74 billion as of September 2024 and $133.75 billion as of December 2023, of which Group Inc. was required to maintain $99.59 billion as of September 2024 and $95.80 billion as of December 2023, of minimum equity capital in its regulated subsidiaries in order to satisfy the regulatory requirements of such subsidiaries.
Group Inc.’s capital invested in certain non-U.S. dollar functional currency subsidiaries is exposed to foreign exchange risk, substantially all of which is managed through a combination of non-U.S. dollar-denominated debt and derivatives. See Note 7 for information about the firm’s net investment hedges used to hedge this risk.

Goldman Sachs September 2024 Form 10-Q	82

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
The table below presents information about basic and diluted EPS.

	Three Months Ended September		Nine Months Ended September
in millions, except per share amounts	2024	2023	2024	2023
Net earnings to common	$2,780	$1,882	$9,602	$6,040
Weighted average basic shares	324.8	338.7	330.0	342.5
Effect of dilutive RSUs	6.0	5.2	5.3	4.9
Weighted average diluted shares	330.8	343.9	335.3	347.4

Basic EPS	$8.52	$5.52	$28.98	$17.52
Diluted EPS	$8.40	$5.47	$28.64	$17.39
In the table above:
•Net earnings to common represents net earnings applicable to common shareholders, which is calculated as net earnings less preferred stock dividends.
•Unvested share-based awards that have non-forfeitable rights to dividends or dividend equivalents are treated as a separate class of securities under the two-class method. Distributed earnings allocated to these securities reduce net earnings to common to calculate EPS under this method. The impact of applying this methodology was a reduction in basic EPS of $0.04 for both the three months ended September 2024 and September 2023, and $0.12 for both the nine months ended September 2024 and September 2023.
•Diluted EPS does not include antidilutive RSUs, including those that are subject to market or performance conditions, of 0.2 million for the three months ended September 2024, 0.3 million for the three months ended September 2023, 0.3 million for the nine months ended September 2024 and 0.4 million for the nine months ended September 2023.

Note 22.
Transactions with Affiliated Funds
The firm has formed nonconsolidated investment funds with third-party investors. As the firm generally acts as the investment manager for these funds, it is entitled to receive management fees and, in certain cases, advisory fees or incentive fees from these funds. Additionally, the firm invests alongside the third-party investors in certain funds.
The tables below present information about affiliated funds.

	Three Months Ended September		Nine Months Ended September
$ in millions	2024	2023	2024	2023
Fees earned from funds	$1,386	$1,179	$3,905	$3,496

	As of
	September	December
$ in millions	2024	2023
Fees receivable from funds	$1,482	$1,536
Aggregate carrying value of interests in funds	$3,862	$4,042
In the ordinary course of business, the firm may choose to provide voluntary financial support to funds, although any such support is not expected to be material to the results of operations of the firm. The firm has waived or deferred collection of management fees and has deferred reimbursement of expenses, and in the future may waive or defer collection of management fees, from select funds. The impact of these waivers and deferrals was not material to the firm's results of operations for each of the three and nine months ended September 2024 and September 2023. Except as noted above, the firm did not provide any additional financial support to its affiliated funds during each of the three and nine months ended September 2024 and September 2023.
In addition, in the ordinary course of business, the firm may also engage in other activities with its affiliated funds, including, among others, securities lending, trade execution, market-making, custody, and acquisition and bridge financing. See Note 18 for information about the firm’s investment commitments related to these funds.

83	Goldman Sachs September 2024 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Note 23.
Interest Income and Interest Expense
Interest is recorded over the life of the instrument on an accrual basis based on contractual interest rates.
The table below presents sources of interest income and interest expense.

	Three Months Ended September		Nine Months Ended September
$ in millions	2024	2023	2024	2023
Deposits with banks	$2,354	$3,065	$7,589	$8,331
Collateralized agreements	5,147	4,287	15,060	11,744
Trading assets	4,063	2,222	10,340	5,990
Investments	1,656	1,001	4,253	2,729
Loans	4,230	3,797	12,146	10,942
Other interest	3,998	3,885	12,055	10,295
Total interest income	21,448	18,257	61,443	50,031
Deposits	5,298	4,433	15,554	11,959
Collateralized financings	4,447	3,635	12,960	9,131
Trading liabilities	759	633	2,081	1,769
Short-term borrowings	589	317	1,628	848
Long-term borrowings	2,874	2,913	8,372	8,285
Other interest	4,858	4,779	14,375	13,027
Total interest expense	18,825	16,710	54,970	45,019
Net interest income	$2,623	$1,547	$6,473	$5,012
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

Goldman Sachs September 2024 Form 10-Q	84

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
The table below presents the earliest tax years that remain subject to examination by major jurisdiction.

As of
Jurisdiction	September 2024
U.S. Federal	2011
New York State and City	2015
United Kingdom	2017
Japan	2018
Hong Kong	2018
The firm has been accepted into the Compliance Assurance Process (CAP) program by the IRS for each of the tax years from 2013 through 2024. This program allows the firm to work with the IRS to identify and resolve potential U.S. Federal tax issues before the filing of tax returns. All issues addressed through the CAP program for the 2011 through 2018 tax years have been resolved and completion is pending final review by the Joint Committee on Taxation. All issues for the 2019 through 2022 tax years have been resolved and will be effectively settled pending administrative completion by the IRS. Final completion of tax years 2011 through 2022 will not have a material impact on the effective tax rate. The 2023 tax year remains subject to post-filing review. New York State and City examinations of tax years 2015 through 2018 commenced during 2021.
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

85	Goldman Sachs September 2024 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Segment Results
The table below presents a summary of the firm’s segment results.

	Three Months Ended September		Nine Months Ended September
$ in millions	2024	2023	2024	2023
Global Banking & Markets
Non-interest revenues	$7,441	$7,838	$24,293	$22,922
Net interest income	1,113	171	2,171	720
Total net revenues	8,554	8,009	26,464	23,642
Provision for credit losses	54	29	95	214
Operating expenses	4,969	4,791	15,197	13,702
Pre-tax earnings	$3,531	$3,189	$11,172	$9,726
Net earnings	$2,653	$2,383	$8,643	$7,460
Net earnings to common	$2,490	$2,250	$8,205	$7,108
Average common equity	$76,039	$72,517	$75,575	$70,968
Return on average common equity	13.1%	12.4%	14.5%	13.4%

Asset & Wealth Management
Non-interest revenues	$2,988	$2,544	$9,241	$7,100
Net interest income	766	686	2,180	2,393
Total net revenues	3,754	3,230	11,421	9,493
Provision for credit losses	(109)	51	(189)	(499)
Operating expenses	2,848	3,005	8,819	9,448
Pre-tax earnings	$1,015	$174	$2,791	$544
Net earnings	$767	$129	$2,159	$417
Net earnings to common	$727	$93	$2,053	$318
Average common equity	$26,475	$28,601	$26,348	$30,806
Return on average common equity	11.0%	1.3%	10.4%	1.4%

Platform Solutions
Non-interest revenues	$(353)	$(112)	$(364)	$(98)
Net interest income	744	690	2,122	1,899
Total net revenues	391	578	1,758	1,801
Provision for credit losses	452	(73)	1,091	736
Operating expenses	498	1,258	1,490	2,850
Pre-tax earnings/(loss)	$(559)	$(607)	$(823)	$(1,785)
Net earnings/(loss)	$(430)	$(454)	$(637)	$(1,369)
Net earnings/(loss) to common	$(437)	$(461)	$(656)	$(1,386)
Average common equity	$4,508	$4,227	$4,547	$4,060
Return on average common equity	(38.8)%	(43.6)%	(19.2)%	(45.5)%

Total
Non-interest revenues	$10,076	$10,270	$33,170	$29,924
Net interest income	2,623	1,547	6,473	5,012
Total net revenues	12,699	11,817	39,643	34,936
Provision for credit losses	397	7	997	451
Operating expenses	8,315	9,054	25,506	26,000
Pre-tax earnings	$3,987	$2,756	$13,140	$8,485
Net earnings	$2,990	$2,058	$10,165	$6,508
Net earnings to common	$2,780	$1,882	$9,602	$6,040
Average common equity	$107,022	$105,345	$106,470	$105,834
Return on average common equity	10.4%	7.1%	12.0%	7.6%
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
•Expenses not directly associated with specific segments are allocated based on an estimate of support provided to each segment.
The table below presents depreciation and amortization expense by segment.

	Three Months Ended September		Nine Months Ended September
$ in millions	2024	2023	2024	2023
Global Banking & Markets	$276	$275	$854	$837
Asset & Wealth Management	216	607	825	1,954
Platform Solutions	129	630	215	1,285
Total	$621	$1,512	$1,894	$4,076
In the table above:
•The decrease in Asset & Wealth Management for both the three and nine months ended September 2024 primarily reflected significantly lower impairments related to commercial real estate in CIEs.
•The decrease in Platform Solutions primarily reflected a write-down related to GreenSky of $506 million for both the three and nine months ended September 2023, and an impairment of goodwill related to Consumer platforms of $504 million for the nine months ended September 2023.
Segment Assets
The table below presents assets by segment.

	As of
	September	December
$ in millions	2024	2023
Global Banking & Markets	$1,471,242	$1,381,247
Asset & Wealth Management	196,460	191,863
Platform Solutions	60,378	68,484
Total	$1,728,080	$1,641,594
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
•Platform Solutions: location of the client.

Goldman Sachs September 2024 Form 10-Q	86

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
The table below presents total net revenues and pre-tax earnings by geographic region.

$ in millions	2024		2023
Three Months Ended September
Americas	$8,045	63%	$7,570	64%
EMEA	3,076	24%	2,811	24%
Asia	1,578	13%	1,436	12%
Total net revenues	$12,699	100%	$11,817	100%

Americas	$2,389	60%	$1,590	58%
EMEA	1,182	30%	927	33%
Asia	416	10%	239	9%
Total pre-tax earnings	$3,987	100%	$2,756	100%

Nine Months Ended September
Americas	$25,351	64%	$21,565	62%
EMEA	9,477	24%	9,263	26%
Asia	4,815	12%	4,108	12%
Total net revenues	$39,643	100%	$34,936	100%

Americas	$8,192	62%	$4,209	50%
EMEA	3,673	28%	3,391	40%
Asia	1,275	10%	885	10%
Total pre-tax earnings	$13,140	100%	$8,485	100%
In the table above:
•Americas pre-tax earnings for both the three and nine months ended September 2023 were impacted by impairments related to commercial real estate in CIEs and the write-down related to GreenSky. Additionally, Americas pre-tax earnings for the nine months ended September 2023 were impacted by an impairment of goodwill related to Consumer platforms.
•Substantially all of the amounts in the Americas were attributable to the U.S.
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
The table below presents the credit concentrations included in trading cash instruments and investments.

	As of
	September	December
$ in millions	2024	2023
U.S. government and agency obligations	$389,164	$260,531
Percentage of total assets	22.5%	15.9%
Non-U.S. government and agency obligations	$104,139	$90,681
Percentage of total assets	6.0%	5.5%
In addition, the firm had $120.96 billion as of September 2024 and $206.07 billion as of December 2023 of cash deposits held at central banks (included in cash and cash equivalents), of which $77.21 billion as of September 2024 and $105.66 billion as of December 2023 was held at the Federal Reserve.
As of both September 2024 and December 2023, the firm did not have credit exposure to any other counterparty that exceeded 2% of total assets.
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

87	Goldman Sachs September 2024 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
The table below presents U.S. government and agency obligations, and non-U.S. government and agency obligations that collateralize resale agreements and securities borrowed transactions.

	As of
	September	December
$ in millions	2024	2023
U.S. government and agency obligations	$159,191	$154,056
Non-U.S. government and agency obligations	$78,618	$92,833
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
With respect to matters described below for which management has been able to estimate a range of reasonably possible loss where (i) actual or potential plaintiffs have claimed an amount of money damages, (ii) the firm is being, or threatened to be, sued by purchasers in a securities offering and is not being indemnified by a party that the firm believes will pay the full amount of any judgment, or (iii) the purchasers are demanding that the firm repurchase securities, management has estimated the upper end of the range of reasonably possible loss based on (a) in the case of (i), the amount of money damages claimed, (b) in the case of (ii), the difference between the initial sales price of the securities that the firm sold in such offering and the estimated lowest subsequent price of such securities prior to the action being commenced and (c) in the case of (iii), the price that purchasers paid for the securities less the estimated value, if any, as of September 2024 of the relevant securities, in each of cases (i), (ii) and (iii), taking into account any other factors believed to be relevant to the particular matter or matters of that type. As of the date hereof, the firm has estimated the upper end of the range of reasonably possible aggregate loss for such matters and for any other matters described below where management has been able to estimate a range of reasonably possible aggregate loss to be approximately $2.0 billion in excess of the aggregate reserves for such matters.
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

Goldman Sachs September 2024 Form 10-Q	88

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

89	Goldman Sachs September 2024 Form 10-Q

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

Goldman Sachs September 2024 Form 10-Q	90

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
Uber Technologies, Inc. GS&Co. is among the underwriters named as defendants in several putative securities class actions filed beginning in September 2019 in California Superior Court, County of San Francisco and the U.S. District Court for the Northern District of California, relating to Uber Technologies, Inc.’s (Uber) $8.1 billion May 2019 initial public offering. In addition to the underwriters, the defendants include Uber and certain of its officers and directors. GS&Co. underwrote 35,864,408 shares of common stock representing an aggregate offering price of approximately $1.6 billion. On November 16, 2020, the court in the state court action granted defendants’ motion to dismiss the consolidated amended complaint filed on February 11, 2020, and on December 16, 2020, plaintiffs appealed. On August 7, 2020, defendants’ motion to dismiss the district court action was denied. On September 25, 2020, the plaintiffs in the district court action moved for class certification. On December 5, 2020, the plaintiffs in the state court action filed a complaint in the district court, which was consolidated with the existing district court action on January 25, 2021. On May 14, 2021, the plaintiffs filed a second amended complaint in the district court, purporting to add the plaintiffs from the state court action as additional class representatives. On October 1, 2021, defendants’ motion to dismiss the additional class representatives from the second amended complaint was denied, and on July 26, 2022, the district court granted the plaintiffs’ motion for class certification. On February 27, 2023, the U.S. Court of Appeals for the Ninth Circuit denied the defendants’ petition seeking interlocutory review of the district court’s grant of class certification. On August 9, 2024, the court in the federal court action preliminarily approved a settlement, which will not require a contribution from GS&Co.

91	Goldman Sachs September 2024 Form 10-Q

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
ContextLogic Inc. GS&Co. is among the underwriters named as defendants in putative securities class actions filed beginning on May 17, 2021 and consolidated in the U.S. District Court for the Northern District of California, relating to ContextLogic Inc.’s (ContextLogic) $1.1 billion December 2020 initial public offering of common stock. In addition to the underwriters, the defendants include ContextLogic and certain of its officers and directors. GS&Co. underwrote 16,169,000 shares of common stock representing an aggregate offering price of approximately $388 million. On July 15, 2022, the plaintiffs filed a consolidated amended complaint, and on March 10, 2023, the court granted the defendants’ motion to dismiss the consolidated amended complaint with leave to amend. On April 10, 2023, the plaintiffs filed a second consolidated amended complaint, and on December 22, 2023, the court granted in part and denied in part the defendants’ motion to dismiss the second consolidated amended complaint with leave to amend. On February 15, 2024, the plaintiffs filed a third consolidated amended complaint, and on August 22, 2024, the court granted the defendants’ motion to dismiss the third consolidated amended complaint without leave to amend. On September 19, 2024, the plaintiffs filed a motion to alter the court’s judgment.

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

Goldman Sachs September 2024 Form 10-Q	92

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

93	Goldman Sachs September 2024 Form 10-Q

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
Oak Street Health, Inc. GS&Co. is among the underwriters named as defendants in an amended complaint for a putative securities class action filed on May 25, 2022 in the U.S. District Court for the Northern District of Illinois relating to Oak Street Health, Inc.’s (Oak Street) $377 million August 2020 initial public offering, $298 million December 2020 secondary equity offering, $691 million February 2021 secondary equity offering and $747 million May 2021 secondary equity offering. In addition to the underwriters, the defendants include Oak Street, certain of its officers and directors and certain of its shareholders. GS&Co. underwrote 4,157,103 shares of common stock in the August 2020 initial public offering representing an aggregate offering price of approximately $87 million, 1,503,944 shares of common stock in the December 2020 secondary equity offering representing an aggregate offering price of approximately $69 million, 3,083,098 shares of common stock in the February 2021 secondary equity offering representing an aggregate offering price of approximately $173 million and 3,013,065 shares of common stock in the May 2021 secondary equity offering representing an aggregate offering price of approximately $187 million. On February 10, 2023, the court granted in part and denied in part the defendants’ motion to dismiss, dismissing the claim alleging a violation of Section 12(a)(2) of the Securities Act and, with respect to the May 2021 secondary equity offering only, the claim alleging a violation of Section 11 of the Securities Act, but declining to dismiss the remaining claims. On December 15, 2023, the plaintiffs moved for class certification. On September 19, 2024, the court preliminarily approved a settlement, which will not require a contribution from GS&Co.

Goldman Sachs September 2024 Form 10-Q	94

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Bright Health Group, Inc. GS&Co. is among the underwriters named as defendants in an amended complaint for a putative securities class action filed on June 24, 2022 in the U.S. District Court for the Eastern District of New York relating to Bright Health Group, Inc.’s (Bright Health) approximately $924 million June 2021 initial public offering of common stock. In addition to the underwriters, the defendants include Bright Health and certain of its officers and directors. GS&Co. underwrote 11,297,000 shares of common stock representing an aggregate offering price of approximately $203 million. On September 30, 2024, the court granted the defendants’ motion to dismiss the amended complaint.
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
Rent the Runway, Inc. GS&Co. is among the underwriters named as defendants in a putative securities class action filed on November 14, 2022 in the U.S. District Court for the Eastern District of New York relating to Rent the Runway, Inc.’s (Rent the Runway) $357 million October 2021 initial public offering of common stock. In addition to the underwriters, the defendants include Rent the Runway and certain of its officers and directors. GS&Co. underwrote 5,254,304 shares of common stock representing an aggregate offering price of approximately $110 million. On September 5, 2023, the plaintiffs filed an amended complaint, and on September 25, 2024, the court granted in part and denied in part the defendants’ motion to dismiss the amended complaint.
Opendoor Technologies Inc. GS&Co. is among the underwriters named as defendants in a putative securities class action filed on November 22, 2022 in the U.S. District Court for the District of Arizona relating to, among other things, Opendoor Technologies Inc.’s (Opendoor) approximately $886 million February 2021 public offering of common stock. In addition to the underwriters, the defendants include Opendoor and certain of its officers and directors. GS&Co. underwrote 10,173,401 shares of common stock representing an aggregate offering price of approximately $275 million. On April 17, 2023, the plaintiffs filed a consolidated amended complaint, and on February 28, 2024, the court granted the defendants’ motion to dismiss the consolidated amended complaint with leave to amend. On May 14, 2024, the court granted the plaintiffs’ motion for reconsideration and vacated the dismissal of certain of the plaintiffs’ claims, and on September 9, 2024, the court denied the defendants’ motion for certification of an interlocutory appeal as to the plaintiffs’ surviving claims.

95	Goldman Sachs September 2024 Form 10-Q

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
Silvergate Capital Corporation. GS&Co. is among the underwriters and sales agents named as defendants in a putative securities class action filed on January 19, 2023 in the U.S. District Court for the Southern District of California, as amended on May 11, 2023, relating to Silvergate Capital Corporation’s (Silvergate) approximately $288 million January 2021 public offering of common stock, approximately $300 million “at-the-market” offering of common stock conducted from March through May 2021, approximately $200 million July 2021 public offering of depositary shares representing interests in preferred stock, and approximately $552 million December 2021 public offering of common stock. In addition to the underwriters and sales agents, the defendants include Silvergate and certain of its officers and directors. GS&Co. underwrote 1,711,313 shares of common stock in the January 2021 public offering of common stock representing an aggregate offering price of approximately $108 million, acted as a sales agent with respect to up to a $300 million aggregate offering price of shares of common stock in the March through May 2021 “at-the-market” offering, underwrote 1,600,000 depositary shares in the July 2021 public offering representing an aggregate offering price of approximately $40 million, and underwrote 1,375,397 shares of common stock in the December 2021 public offering of common stock representing an aggregate offering price of approximately $199 million. On July 10, 2023, the defendants moved to dismiss the consolidated amended complaint. On September 17, 2024, Silvergate and two affiliates filed Chapter 11 bankruptcy petitions in the U.S. Bankruptcy Court for the District of Delaware.

Centessa Pharmaceuticals plc. GS&Co. is among the underwriters named as defendants in an amended complaint for a putative securities class action filed on February 10, 2023 in the U.S. District Court for the Southern District of New York relating to Centessa Pharmaceuticals plc’s (Centessa) approximately $380 million May 2021 initial public offering of ADS. In addition to the underwriters, the defendants include Centessa and certain of its officers and directors. GS&Co. underwrote 6,072,000 ADS representing an aggregate offering price of approximately $121 million. On August 26, 2024, the court granted the defendants’ motion to dismiss the amended complaint with prejudice.
iQIYI, Inc. GS Asia is among the underwriters named as defendants in a putative securities class action filed on June 1, 2021 in the U.S. District Court for the Eastern District of New York relating to iQIYI’s approximately $2.4 billion March 2018 initial public offering of ADS. In addition to the underwriters, the defendants include iQIYI, certain of its officers and directors and its controlling shareholder. GS Asia underwrote 69,751,212 ADS representing an aggregate offering price of approximately $1.3 billion. On March 11, 2024, the plaintiffs filed a second amended complaint, and on September 30, 2024, the court granted the defendants’ motion to dismiss this action without leave to amend.
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

Goldman Sachs September 2024 Form 10-Q	96

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Olaplex Holdings, Inc. GS&Co. is among the underwriters named as defendants in a putative securities class action filed on April 28, 2023 in the U.S. District Court for the Central District of California relating to Olaplex Holdings, Inc.’s (Olaplex) approximately $1.8 billion September 2021 initial public offering of common stock. In addition to the underwriters, the defendants include Olaplex, certain of its officers and directors and selling shareholders. GS&Co. underwrote 19,419,420 shares of common stock representing an aggregate offering price of approximately $408 million. On June 22, 2023, the plaintiffs filed a revised consolidated complaint. On July 19, 2023, the defendants moved to dismiss the revised consolidated complaint. On August 23, 2024, the court stayed the proceedings pending the resolution of a case involving a relevant question of law before the United States Supreme Court.
agilon health, inc. GS&Co. is among the underwriters named as defendants in putative securities class actions filed beginning on March 19, 2024 and consolidated in the U.S. District Court for the Western District of Texas, relating to agilon health, inc.’s (agilon) approximately $1.2 billion April 2021 initial public offering, approximately $587 million September 2021 secondary equity offering and approximately $1.8 billion May 2023 secondary equity offering. In addition to the underwriters, the defendants include agilon, certain of its officers and directors and certain of its shareholders. GS&Co. underwrote 10,631,949 shares of common stock in the April 2021 initial public offering representing an aggregate offering price of approximately $245 million, 3,759,588 shares of common stock in the September 2021 secondary equity offering representing an aggregate offering price of approximately $113 million and 26,879,772 shares of common stock in the May 2023 secondary equity offering, of which 2,731,638 shares were purchased by agilon, representing an aggregate offering price of approximately $519 million sold to third parties. On September 6, 2024, the plaintiffs filed a consolidated complaint.

Investment Management Services
Group Inc. and certain of its affiliates are parties to various civil litigation and arbitration proceedings and other disputes with clients relating to losses allegedly sustained as a result of the firm’s investment management services. These claims generally seek, among other things, restitution or other compensatory damages and, in some cases, punitive damages.
Securities Lending Antitrust Litigation
Group Inc. and GS&Co. were among the defendants named in a putative antitrust class action and three individual actions relating to securities lending practices filed in the U.S. District Court for the Southern District of New York beginning in August 2017. The complaints generally assert claims under federal and state antitrust law and state common law in connection with an alleged conspiracy among the defendants to preclude the development of electronic platforms for securities lending transactions. The individual complaints also assert claims for tortious interference with business relations and under state trade practices law and, in the second and third individual actions, unjust enrichment under state common law. The complaints seek declaratory and injunctive relief, as well as unspecified amounts of compensatory, treble, punitive and other damages. Group Inc. was voluntarily dismissed from the putative class action on January 26, 2018. Defendants’ motion to dismiss the class action complaint was denied on September 27, 2018. Defendants’ motion to dismiss the first individual action was granted on August 7, 2019. On September 30, 2021, the defendants’ motion to dismiss the second and third individual actions, which were consolidated in June 2019, was granted, and on March 24, 2023, the U.S. Court of Appeals for the Second Circuit affirmed the dismissal. On June 30, 2022, the Magistrate Judge recommended that the plaintiffs’ motion for class certification in the putative class action be granted in part and denied in part. On August 15, 2022, the plaintiffs and defendants filed objections to the Magistrate Judge’s report and recommendation with the district court. On September 11, 2024, the court approved a final settlement among the plaintiffs and certain defendants, including the firm, to resolve this action. The firm has paid the full amount of its contribution to the settlement.

97	Goldman Sachs September 2024 Form 10-Q

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

Interest Rate Swap Antitrust Litigation
Group Inc., GS&Co., GSI, GS Bank USA and Goldman Sachs Financial Markets, L.P. are among the defendants named in a putative antitrust class action relating to the trading of interest rate swaps, filed in November 2015 and consolidated in the U.S. District Court for the Southern District of New York. The same Goldman Sachs entities are also among the defendants named in two antitrust actions relating to the trading of interest rate swaps, commenced in April 2016 and June 2018, respectively, in the U.S. District Court for the Southern District of New York by three operators of swap execution facilities and certain of their affiliates. These actions have been consolidated for pretrial proceedings. The complaints generally assert claims under federal antitrust law and state common law in connection with an alleged conspiracy among the defendants to preclude exchange trading of interest rate swaps. The complaints in the individual actions also assert claims under state antitrust law. The complaints seek declaratory and injunctive relief, as well as treble damages in an unspecified amount. Defendants moved to dismiss the class and the first individual action and the district court dismissed the state common law claims asserted by the plaintiffs in the first individual action and otherwise limited the state common law claim in the putative class action and the antitrust claims in both actions to the period from 2013 to 2016. On November 20, 2018, the court granted in part and denied in part the defendants’ motion to dismiss the second individual action, dismissing the state common law claims for unjust enrichment and tortious interference, but denying dismissal of the federal and state antitrust claims. On March 13, 2019, the court denied the plaintiffs’ motion in the putative class action to amend their complaint to add allegations related to conduct from 2008 to 2012, but granted the motion to add limited allegations from 2013 to 2016, which the plaintiffs added in a fourth consolidated amended complaint filed on March 22, 2019. On December 15, 2023, the court denied the plaintiffs’ motion for class certification, and on December 28, 2023, the plaintiffs filed a petition with the U.S. Court of Appeals for the Second Circuit seeking interlocutory review of the district court’s denial of class certification. On July 11, 2024, the court preliminarily approved a settlement among the plaintiffs and certain defendants, including the firm, to resolve the class action. The firm has paid the full amount of its proposed contribution to the settlement into an escrow account. The individual actions remain pending.

Goldman Sachs September 2024 Form 10-Q	98

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Commodities-Related Litigation
GSI is among the defendants named in putative class actions relating to trading in platinum and palladium, filed beginning on November 25, 2014 and most recently amended on May 15, 2017, in the U.S. District Court for the Southern District of New York. The amended complaint generally alleges that the defendants violated federal antitrust laws and the Commodity Exchange Act in connection with an alleged conspiracy to manipulate a benchmark for physical platinum and palladium prices and seek declaratory and injunctive relief, as well as treble damages in an unspecified amount. On March 29, 2020, the court granted the defendants’ motions to dismiss and for reconsideration, resulting in the dismissal of all claims, and on February 27, 2023, the U.S. Court of Appeals for the Second Circuit reversed the district court’s dismissal of certain plaintiffs’ antitrust claims and vacated the district court’s dismissal of the plaintiffs’ Commodity Exchange Act claim. On April 12, 2023, the defendants’ petition for rehearing or rehearing en banc with the U.S. Court of Appeals for the Second Circuit was denied. On July 21, 2023, the defendants filed a motion for judgment on the pleadings. On August 24, 2024, the court preliminarily approved a settlement among the plaintiffs and all defendants to resolve this action. The firm has paid the full amount of its proposed contribution to the settlement into an escrow account.
Corporate Bonds Antitrust Litigation
Group Inc. and GS&Co. are among the dealers named as defendants in a putative class action relating to the secondary market for odd-lot corporate bonds, filed on April 21, 2020 in the U.S. District Court for the Southern District of New York. The amended consolidated complaint, filed on October 29, 2020, asserts claims under federal antitrust law in connection with alleged anti-competitive conduct by the defendants in the secondary market for odd-lots of corporate bonds, and seeks declaratory and injunctive relief, as well as unspecified monetary damages, including treble and punitive damages and restitution. On October 25, 2021, the court granted defendants’ motion to dismiss with prejudice. On November 10, 2022, the district court denied the plaintiffs’ motion for an indicative ruling that the judgment should be vacated because the wife of the district judge owned stock in one of the defendants and the district judge did not recuse himself. On July 2, 2024, the U.S. Court of Appeals for the Second Circuit vacated the district court’s dismissal and remanded the case for further proceedings. On September 3, 2024, the plaintiffs filed a second amended complaint, and on October 18, 2024, the defendants moved to dismiss the second amended complaint.

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
Consumer Investigation and Review
The firm has been cooperating with the CFPB and other governmental bodies relating to investigations and/or inquiries concerning GS Bank USA’s credit card account management practices and is providing information regarding the application of refunds, crediting of nonconforming payments, billing error resolution, advertisements, reporting to credit bureaus, and any other consumer-related information requested by them, and GS Bank USA has entered into a consent order, without admitting or denying the findings, to resolve the CFPB’s investigation. The consent order requires a $45 million penalty, approximately $20 million in restitution (to be offset by restitution GS Bank USA has already provided to consumers), and certain non-monetary remedial measures. The firm has reserved the full amount of the settlement.

99	Goldman Sachs September 2024 Form 10-Q

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
The firm is cooperating with all such governmental and regulatory investigations and reviews.

Goldman Sachs September 2024 Form 10-Q	100

Report of Independent Registered Public
Accounting Firm
To the Board of Directors and Shareholders of The Goldman Sachs Group, Inc.
Results of Review of Interim Financial Statements
We have reviewed the accompanying consolidated balance sheet of The Goldman Sachs Group, Inc. and its subsidiaries (the Company) as of September 30, 2024, the related consolidated statements of earnings, comprehensive income and changes in shareholders’ equity for the three and nine month periods ended September 30, 2024 and 2023, and the consolidated statements of cash flows for the nine month periods ended September 30, 2024 and 2023, including the related notes (collectively referred to as the “interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.
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
/s/ PricewaterhouseCoopers LLP
New York, New York
November 1, 2024

101	Goldman Sachs September 2024 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Statistical Disclosures
Distribution of Assets, Liabilities and Shareholders’ Equity
The tables below present information about average balances, interest and average interest rates.

	Average Balance for the
	Three Months Ended September		Nine Months Ended September
$ in millions	2024	2023	2024	2023
Assets
U.S.	$106,919	$140,127	$113,857	$138,467
Non-U.S.	92,195	130,387	106,516	127,841
Deposits with banks	199,114	270,514	220,373	266,308
U.S.	241,390	210,743	248,150	206,090
Non-U.S.	144,107	155,246	142,367	161,926
Collateralized agreements	385,497	365,989	390,517	368,016
U.S.	300,110	209,673	279,894	196,817
Non-U.S.	211,812	147,591	191,319	140,177
Trading assets	511,922	357,264	471,213	336,994
U.S.	155,993	126,566	144,583	120,499
Non-U.S.	14,831	15,049	14,432	15,138
Investments	170,824	141,615	159,015	135,637
U.S.	169,233	154,948	165,842	154,604
Non-U.S.	16,442	18,777	16,253	19,663
Loans	185,675	173,725	182,095	174,267
U.S.	77,846	85,503	80,056	88,061
Non-U.S.	57,338	54,623	58,872	56,507
Other interest-earning assets	135,184	140,126	138,928	144,568
Interest-earning assets	1,588,216	1,449,233	1,562,141	1,425,790
Cash and due from banks	5,508	5,508	5,823	6,330
Other non-interest-earning assets	97,651	102,421	100,487	110,822
Assets	$1,691,375	$1,557,162	$1,668,451	$1,542,942

Liabilities
U.S.	$334,829	$307,812	$332,098	$304,903
Non-U.S.	97,162	85,904	97,259	79,661
Interest-bearing deposits	431,991	393,716	429,357	384,564
U.S.	203,294	166,256	198,090	148,679
Non-U.S.	107,253	102,897	113,216	93,525
Collateralized financings	310,547	269,153	311,306	242,204
U.S.	57,335	58,727	57,255	63,401
Non-U.S.	82,983	77,769	79,633	74,885
Trading liabilities	140,318	136,496	136,888	138,286
U.S.	53,583	50,022	51,795	46,391
Non-U.S.	36,993	25,974	36,140	26,483
Short-term borrowings	90,576	75,996	87,935	72,874
U.S.	197,449	190,429	191,882	200,382
Non-U.S.	57,242	44,613	53,650	44,774
Long-term borrowings	254,691	235,042	245,532	245,156
U.S.	148,772	144,973	144,863	152,537
Non-U.S.	88,280	93,142	89,139	95,673
Other interest-bearing liabilities	237,052	238,115	234,002	248,210
Interest-bearing liabilities	1,465,175	1,348,518	1,445,020	1,331,294
Non-interest-bearing deposits	5,144	4,731	4,967	4,750
Other non-interest-bearing liabilities	101,156	87,615	99,811	90,261
Liabilities	1,571,475	1,440,864	1,549,798	1,426,305
Shareholders’ equity
Preferred stock	12,878	10,953	12,183	10,803
Common stock	107,022	105,345	106,470	105,834
Shareholders’ equity	119,900	116,298	118,653	116,637
Liabilities and shareholders’ equity	$1,691,375	$1,557,162	$1,668,451	$1,542,942
Percentage attributable to non-U.S. operations
Interest-earning assets	33.79%	36.00%	33.91%	36.56%
Interest-bearing liabilities	32.07%	31.91%	32.46%	31.17%

	Interest for the
	Three Months Ended September		Nine Months Ended September
$ in millions	2024	2023	2024	2023
Assets
U.S.	$1,473	$1,911	$4,751	$5,522
Non-U.S.	881	1,154	2,838	2,809
Deposits with banks	2,354	3,065	7,589	8,331
U.S.	3,623	2,892	10,715	8,028
Non-U.S.	1,524	1,395	4,345	3,716
Collateralized agreements	5,147	4,287	15,060	11,744
U.S.	2,619	1,482	6,899	3,958
Non-U.S.	1,444	740	3,441	2,032
Trading assets	4,063	2,222	10,340	5,990
U.S.	1,493	788	3,742	2,129
Non-U.S.	163	213	511	600
Investments	1,656	1,001	4,253	2,729
U.S.	3,885	3,403	11,117	9,760
Non-U.S.	345	394	1,029	1,182
Loans	4,230	3,797	12,146	10,942
U.S.	2,359	2,299	7,118	6,136
Non-U.S.	1,639	1,586	4,937	4,159
Other interest-earning assets	3,998	3,885	12,055	10,295
Interest-earning assets	$21,448	$18,257	$61,443	$50,031
Liabilities
U.S.	$4,138	$3,580	$12,080	$9,900
Non-U.S.	1,160	853	3,474	2,059
Interest-bearing deposits	5,298	4,433	15,554	11,959
U.S.	3,110	2,526	8,851	6,291
Non-U.S.	1,337	1,109	4,109	2,840
Collateralized financings	4,447	3,635	12,960	9,131
U.S.	331	246	870	692
Non-U.S.	428	387	1,211	1,077
Trading liabilities	759	633	2,081	1,769
U.S.	496	305	1,346	778
Non-U.S.	93	12	282	70
Short-term borrowings	589	317	1,628	848
U.S.	2,795	2,842	8,154	8,090
Non-U.S.	79	71	218	195
Long-term borrowings	2,874	2,913	8,372	8,285
U.S.	3,663	3,124	9,914	8,226
Non-U.S.	1,195	1,655	4,461	4,801
Other interest-bearing liabilities	4,858	4,779	14,375	13,027
Interest-bearing liabilities	$18,825	$16,710	$54,970	$45,019
Net interest income
U.S.	$919	$152	$3,127	$1,556
Non-U.S.	1,704	1,395	3,346	3,456
Net interest income	$2,623	$1,547	$6,473	$5,012

Goldman Sachs September 2024 Form 10-Q	102

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Statistical Disclosures

	Annualized Average Rate for the
	Three Months Ended September		Nine Months Ended September
	2024	2023	2024	2023
Assets
U.S.	5.39%	5.46%	5.56%	5.32%
Non-U.S.	3.74%	3.54%	3.55%	2.93%
Deposits with banks	4.63%	4.53%	4.59%	4.17%
U.S.	5.88%	5.49%	5.76%	5.19%
Non-U.S.	4.14%	3.59%	4.07%	3.06%
Collateralized agreements	5.23%	4.69%	5.14%	4.25%
U.S.	3.42%	2.83%	3.29%	2.68%
Non-U.S.	2.67%	2.01%	2.40%	1.93%
Trading assets	3.11%	2.49%	2.93%	2.37%
U.S.	3.75%	2.49%	3.45%	2.36%
Non-U.S.	4.30%	5.66%	4.72%	5.28%
Investments	3.80%	2.83%	3.57%	2.68%
U.S.	8.99%	8.78%	8.94%	8.42%
Non-U.S.	8.21%	8.39%	8.44%	8.02%
Loans	8.92%	8.74%	8.89%	8.37%
U.S.	11.86%	10.76%	11.86%	9.29%
Non-U.S.	11.19%	11.61%	11.18%	9.81%
Other interest-earning assets	11.58%	11.09%	11.57%	9.49%
Interest-earning assets	5.29%	5.04%	5.24%	4.68%
Liabilities
U.S.	4.84%	4.65%	4.85%	4.33%
Non-U.S.	4.67%	3.97%	4.76%	3.45%
Interest-bearing deposits	4.80%	4.50%	4.83%	4.15%
U.S.	5.99%	6.08%	5.96%	5.64%
Non-U.S.	4.88%	4.31%	4.84%	4.05%
Collateralized financings	5.61%	5.40%	5.55%	5.03%
U.S.	2.26%	1.68%	2.03%	1.46%
Non-U.S.	2.02%	1.99%	2.03%	1.92%
Trading liabilities	2.12%	1.85%	2.03%	1.71%
U.S.	3.62%	2.44%	3.46%	2.24%
Non-U.S.	0.98%	0.18%	1.04%	0.35%
Short-term borrowings	2.55%	1.67%	2.47%	1.55%
U.S.	5.54%	5.97%	5.67%	5.38%
Non-U.S.	0.54%	0.64%	0.54%	0.58%
Long-term borrowings	4.42%	4.96%	4.55%	4.51%
U.S.	9.64%	8.62%	9.12%	7.19%
Non-U.S.	5.30%	7.11%	6.67%	6.69%
Other interest-bearing liabilities	8.02%	8.03%	8.19%	7.00%
Interest-bearing liabilities	5.03%	4.96%	5.07%	4.51%
Interest rate spread	0.26%	0.08%	0.17%	0.17%
U.S.	0.34%	0.07%	0.40%	0.23%
Non-U.S.	1.24%	1.07%	0.84%	0.88%
Net yield on interest-earning assets	0.65%	0.43%	0.55%	0.47%
In the tables above:
•Assets, liabilities and interest are classified as U.S. and non-U.S. based on the location of the legal entity in which the assets and liabilities are held.
•Derivative instruments and commodities are included in other non-interest-earning assets and other non-interest-bearing liabilities.
•Average collateralized agreements included $180.86 billion of resale agreements and $204.64 billion of securities borrowed for the three months ended September 2024, $174.40 billion of resale agreements and $191.59 billion of securities borrowed for the three months ended September 2023, $186.14 billion of resale agreements and $204.38 billion of securities borrowed for the nine months ended September 2024, and $175.00 billion of resale agreements and $193.01 billion of securities borrowed for the nine months ended September 2023.
•Other interest-earning assets primarily consists of certain receivables from customers and counterparties.
•Collateralized financings included $247.00 billion of repurchase agreements and $63.55 billion of securities loaned for the three months ended September 2024, and $215.00 billion of repurchase agreements and $54.15 billion of securities loaned for the three months ended September 2023, $246.53 billion of repurchase agreements and $64.78 billion of securities loaned for the nine months ended September 2024, and $195.28 billion of repurchase agreements and $46.92 billion of securities loaned for the nine months ended September 2023.
•Substantially all other interest-bearing liabilities consists of certain payables to customers and counterparties.
•Interest rates for borrowings include the effects of interest rate swaps accounted for as hedges.
•Loans exclude loans held for sale that are accounted for at the lower of cost or fair value. Such loans are included within other interest-earning assets.
•Short- and long-term borrowings include both secured and unsecured borrowings.

103	Goldman Sachs September 2024 Form 10-Q

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
This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2023. References to “the 2023 Form 10-K” are to our Annual Report on Form 10-K for the year ended December 31, 2023. References to “this Form 10-Q” are to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2024. All references to “the consolidated financial statements” or “Statistical Disclosures” are to Part I, Item 1 of this Form 10-Q. The consolidated financial statements are unaudited. All references to September 2024, June 2024 and September 2023 refer to our periods ended, or the dates, as the context requires, September 30, 2024, June 30, 2024 and September 30, 2023, respectively. All references to December 2023 refer to the date December 31, 2023. Any reference to a future year refers to a year ending on December 31 of that year. Certain reclassifications have been made to previously reported amounts to conform to the current presentation.

Executive Overview
Three Months Ended September 2024 versus September 2023. We generated net earnings of $2.99 billion for the third quarter of 2024, compared with $2.06 billion for the third quarter of 2023. Diluted earnings per common share (EPS) was $8.40 for the third quarter of 2024, compared with $5.47 for the third quarter of 2023. Annualized return on average common shareholders’ equity (ROE) was 10.4% for the third quarter of 2024, compared with 7.1% for the third quarter of 2023. Book value per common share was $332.96 as of September 2024, 1.8% higher compared with June 2024 and 6.2% higher compared with December 2023.
Net revenues were $12.70 billion for the third quarter of 2024, 7% higher than the third quarter of 2023, reflecting higher net revenues in Global Banking & Markets and Asset & Wealth Management, partially offset by lower net revenues in Platform Solutions. The increase in net revenues in Global Banking & Markets primarily reflected higher net revenues in Equities and significantly higher net revenues in Investment banking fees, partially offset by lower net revenues in Fixed Income, Currency and Commodities (FICC). The increase in net revenues in Asset & Wealth Management primarily reflected net gains in Equity investments compared with net losses in the prior year period and higher Management and other fees, partially offset by significantly lower net revenues in Debt investments. The decrease in net revenues in Platform Solutions primarily reflected significantly lower net revenues in Consumer platforms.
Provision for credit losses was $397 million for the third quarter of 2024, compared with $7 million for the third quarter of 2023. Provisions for the third quarter of 2024 reflected net provisions related to the credit card portfolio (primarily driven by net charge-offs), partially offset by a net benefit related to the wholesale portfolio (driven by recoveries on previously impaired loans). Provisions for the third quarter of 2023 reflected net provisions related to both the credit card portfolio (primarily driven by net charge-offs) and wholesale loans (driven by impairments, partially offset by a reserve reduction based on increased stability in the macroeconomic environment), offset by a net release related to the GreenSky loan portfolio (including a reserve reduction related to the transfer of the portfolio to held for sale).

Goldman Sachs September 2024 Form 10-Q	104

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
Operating expenses were $8.32 billion for the third quarter of 2024, 8% lower than the third quarter of 2023, reflecting decreases driven by the write-down of identifiable intangible assets related to GreenSky Holdings, LLC (GreenSky) in the prior year period and significantly lower expenses, including impairments, related to commercial real estate in consolidated investment entities (CIEs), partially offset by increases driven by higher transaction based expenses and the write-down of identifiable intangible assets related to the General Motors (GM) credit card program in the current period. Our efficiency ratio (total operating expenses divided by total net revenues) was 65.5% for the third quarter of 2024, compared with 76.6% for the third quarter of 2023.
During the third quarter of 2024, we returned a total of $1.98 billion of capital to common shareholders, including $1.00 billion of common share repurchases and $978 million of common stock dividends. As of September 2024, our Common Equity Tier 1 (CET1) capital ratio was 14.6% under the Standardized Capital Rules and 15.5% under the Advanced Capital Rules. See Note 20 to the consolidated financial statements for further information about our capital ratios.
Nine Months Ended September 2024 versus September 2023. We generated net earnings of $10.17 billion for the first nine months of 2024, compared with $6.51 billion for the first nine months of 2023. Diluted EPS was $28.64 for the first nine months of 2024, compared with $17.39 for the first nine months of 2023. Annualized ROE was 12.0% for the first nine months of 2024, compared with 7.6% for the first nine months of 2023.
Net revenues were $39.64 billion for the first nine months of 2024, 13% higher than the first nine months of 2023, reflecting higher net revenues in Global Banking & Markets and Asset & Wealth Management. The increase in net revenues in Global Banking & Markets primarily reflected significantly higher Investment banking fees, higher net revenues in Equities and slightly higher net revenues in FICC. The increase in net revenues in Asset & Wealth Management primarily reflected net gains in Equity investments compared with net losses in the prior year period, higher Management and other fees and higher net revenues in Private banking and lending. Net revenues in Platform Solutions were slightly lower.

Provision for credit losses was $997 million for the first nine months of 2024, compared with $451 million for the first nine months of 2023. Provisions for the first nine months of 2024 reflected net provisions related to the credit card portfolio (driven by net charge-offs). Provisions for the first nine months of 2023 reflected net provisions related to both the credit card portfolio (primarily driven by net charge-offs) and wholesale loans (primarily driven by impairments), partially offset by a reserve reduction related to the sale of substantially all of the Marcus by Goldman Sachs (Marcus) loan portfolio and a net release related to the GreenSky loan portfolio (including a reserve reduction related to the transfer of the portfolio to held for sale).
Operating expenses were $25.51 billion for the first nine months of 2024, 2% lower than the first nine months of 2023, reflecting decreases driven by significantly lower expenses, including impairments, related to commercial real estate in CIEs, the write-down related to GreenSky in the prior year period and an impairment of goodwill related to Consumer platforms in the prior year period, partially offset by higher compensation and benefits expenses (reflecting improved operating performance) and higher transaction based expenses. Our efficiency ratio was 64.3% for the first nine months of 2024, compared with 74.4% for the first nine months of 2023.
During the first nine months of 2024, we returned a total of $8.84 billion of capital to common shareholders, including $6.00 billion of common stock repurchases and $2.84 billion of common stock dividends.
Business Environment
During the third quarter of 2024, economic activity continued to be impacted by concerns about inflation, although some measures had begun to improve, and ongoing geopolitical stresses, including tensions with China and conflicts in Ukraine and the Middle East. Despite these concerns, the economy in the U.S. has remained resilient. Additionally, markets were focused on policy interest rate cuts by several central banks, including the first rate cut by the U.S. Federal Reserve since it began increasing the rate in 2022, as well as the potential outcomes of national elections.
There remains uncertainty and concerns about geopolitical risks, central bank policy and inflation. See “Results of Operations — Segment Assets and Operating Results — Segment Operating Results” for further information about the operating environment for each of our business segments.

105	Goldman Sachs September 2024 Form 10-Q

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

Instruments classified in level 3 of the fair value hierarchy are those which require one or more significant inputs that are not observable. Level 3 financial assets represented 1.3% as of September 2024, 1.4% as of June 2024 and 1.5% as of December 2023 of our total assets. See Notes 4 and 5 to the consolidated financial statements for further information about level 3 financial assets, including changes in level 3 financial assets and related fair value measurements. Absent evidence to the contrary, instruments classified in level 3 of the fair value hierarchy are initially valued at transaction price, which is considered to be the best initial estimate of fair value. Subsequent to the transaction date, we use other methodologies to determine fair value, which vary based on the type of instrument. Estimating the fair value of level 3 financial instruments requires judgments to be made. These judgments include:
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

Goldman Sachs September 2024 Form 10-Q	106

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

107	Goldman Sachs September 2024 Form 10-Q

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
To estimate the potential impact of an adverse macroeconomic environment on our allowance for credit losses, we, among other things, compared the expected credit losses under the weighted average forecast used in the calculation of allowance for credit losses as of September 2024 (which was weighted towards the baseline and adverse economic scenarios) to the expected credit losses under a 100% weighted adverse economic scenario. The adverse economic scenario of the forecast model reflects a global recession in the fourth quarter of 2024 through the third quarter of 2025, resulting in an economic contraction and rising unemployment rates. A 100% weighting to the adverse economic scenario would have resulted in an approximate $0.8 billion increase in our allowance for credit losses as of September 2024. This hypothetical increase does not take into consideration any potential adjustments to qualitative reserves. The forecasts of macroeconomic conditions are inherently uncertain and do not take into account any other offsetting or correlated effects. The actual credit loss in an adverse macroeconomic environment may differ significantly from this estimate. See Note 9 to the consolidated financial statements for further information about the allowance for credit losses.

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

Goldman Sachs September 2024 Form 10-Q	108

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
Goodwill is assessed for impairment annually in the fourth quarter or more frequently if events occur or circumstances change that indicate an impairment may exist. When assessing goodwill for impairment, first, a qualitative assessment can be made to determine whether it is more likely than not that the estimated fair value of a reporting unit is less than its carrying value. If the results of the qualitative assessment are not conclusive, a quantitative goodwill test is performed. Alternatively, a quantitative goodwill test can be performed without performing a qualitative assessment. Estimating the fair value of our reporting units requires judgment. Critical inputs to the fair value estimates include projected earnings, allocated equity, price-to-earnings multiples and price-to-book multiples. There is inherent uncertainty in the projected earnings. The carrying value of each reporting unit reflects an allocation of total shareholders’ equity and represents the estimated amount of total shareholders’ equity required to support the activities of the reporting unit under currently applicable regulatory capital requirements. During the third quarter of 2024, in connection with the planned sale of our seller financing loan portfolio, we performed a quantitative goodwill test and determined that the goodwill associated with Transaction banking and other was impaired, and accordingly, recorded a $14 million impairment. There were no events or changes in circumstances during the three or nine months ended September 2024 that would indicate that it was more likely than not that the estimated fair value of each of the other reporting units with goodwill did not exceed its respective carrying value as of September 2024. See Note 12 to the consolidated financial statements for further information about our annual assessment of goodwill for impairment. If we experience a prolonged or severe period of weakness in the business environment, financial markets, the performance of one or more of our reporting units or our common stock price, or additional increases in capital requirements, our goodwill could be impaired in the future.
Identifiable intangible assets are tested for impairment when events or changes in circumstances suggest that an asset’s or asset group’s carrying value may not be fully recoverable. Judgment is required to evaluate whether indications of potential impairment have occurred, and to test identifiable intangible assets for impairment, if required. An impairment is recognized if the estimated undiscounted cash flows relating to the asset or asset group is less than the corresponding carrying value. During the third quarter of 2024, in connection with the planned transition of the GM credit card program to another issuer, we classified the GM credit card program to held for sale and recognized a $72 million write-down of identifiable intangible assets. See Note 12 to the consolidated financial statements for further information about identifiable intangible assets.

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
Recent Accounting Developments
See Note 3 to the consolidated financial statements for information about Recent Accounting Developments.

109	Goldman Sachs September 2024 Form 10-Q

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
Financial Overview
The table below presents an overview of our financial results and selected financial ratios.

	Three Months Ended September		Nine Months Ended September
$ in millions, except per share amounts	2024	2023	2024	2023
Net revenues	$12,699	$11,817	$39,643	$34,936
Pre-tax earnings	$3,987	$2,756	$13,140	$8,485
Net earnings	$2,990	$2,058	$10,165	$6,508
Net earnings to common	$2,780	$1,882	$9,602	$6,040
Diluted EPS	$8.40	$5.47	$28.64	$17.39
ROE	10.4%	7.1%	12.0%	7.6%
ROTE	11.1%	7.7%	12.9%	8.2%
Net earnings to average assets	0.7%	0.5%	0.8%	0.6%
Return on shareholders’ equity	10.0%	7.1%	11.4%	7.4%
Average equity to average assets	7.1%	7.5%	7.1%	7.6%
Dividend payout ratio	35.7%	50.3%	29.7%	44.6%
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

	Average for the
	Three Months Ended September		Nine Months Ended September
$ in millions	2024	2023	2024	2023
Total shareholders’ equity	$119,900	$116,298	$118,653	$116,637
Preferred stock	(12,878)	(10,953)	(12,183)	(10,803)
Common shareholders’ equity	107,022	105,345	106,470	105,834
Goodwill	(5,905)	(5,934)	(5,902)	(6,218)
Identifiable intangible assets	(978)	(1,764)	(1,042)	(1,888)
Tangible common shareholders’ equity	$100,139	$97,647	$99,526	$97,728
•Net earnings to average assets is calculated by dividing annualized net earnings by average total assets.
•Return on shareholders’ equity is calculated by dividing annualized net earnings by average monthly shareholders’ equity.
•Average equity to average assets is calculated by dividing average total shareholders’ equity by average total assets.
•Dividend payout ratio is calculated by dividing dividends declared per common share by diluted EPS.
Net Revenues
The table below presents our net revenues by line item.

	Three Months Ended September		Nine Months Ended September
$ in millions	2024	2023	2024	2023
Investment banking	$1,864	$1,555	$5,682	$4,565
Investment management	2,649	2,409	7,673	7,054
Commissions and fees	873	883	3,001	2,864
Market making	4,005	4,958	14,222	14,742
Other principal transactions	685	465	2,592	699
Total non-interest revenues	10,076	10,270	33,170	29,924
Interest income	21,448	18,257	61,443	50,031
Interest expense	18,825	16,710	54,970	45,019
Net interest income	2,623	1,547	6,473	5,012
Total net revenues	$12,699	$11,817	$39,643	$34,936
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

Goldman Sachs September 2024 Form 10-Q	110

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
Operating Environment. During the third quarter of 2024, the operating environment was generally characterized by continued broad macroeconomic concerns, including concerns and uncertainty about inflation, ongoing geopolitical tensions, central bank policy and the potential outcomes of national elections. Industry-wide investment banking activity levels generally declined, while market-making activity levels increased compared with the prior quarter. Global equity and bond prices were generally higher compared with the end of the second quarter of 2024, and concerns about the commercial real estate market persisted. In the U.S., the rate of unemployment remained low and the pace of growth in consumer spending increased slightly compared with the second quarter of 2024.
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
Three Months Ended September 2024 versus September 2023. Net revenues in the consolidated statements of earnings were $12.70 billion for the third quarter of 2024, 7% higher than the third quarter of 2023, reflecting significantly higher net interest income, investment banking revenues and other principal transactions revenues, as well as higher investment management revenues, partially offset by lower market making revenues.
Non-Interest Revenues. Investment banking revenues in the consolidated statements of earnings were $1.86 billion for the third quarter of 2024, 20% higher than the third quarter of 2023, primarily reflecting significantly higher revenues in debt underwriting, driven by leveraged finance and investment-grade activity, and higher revenues in equity underwriting, driven by secondary offerings.
Investment management revenues in the consolidated statements of earnings were $2.65 billion for the third quarter of 2024, 10% higher than the third quarter of 2023, primarily due to higher management and other fees, primarily reflecting the impact of higher average assets under supervision (AUS).
Commissions and fees in the consolidated statements of earnings were $873 million for the third quarter of 2024, essentially unchanged compared with the third quarter of 2023, due to higher commissions and fees in Equities, reflecting generally higher market volumes and increased transaction fees, largely offset by a loss related to the planned transition of the GM credit card program to another issuer.
Market making revenues in the consolidated statements of earnings were $4.01 billion for the third quarter of 2024, 19% lower than the third quarter of 2023, reflecting significantly lower revenues in intermediation and lower revenues in financing. The decrease from intermediation activities primarily reflected significantly lower revenues in interest rate products and commodities. The decrease from financing activities reflected significantly lower revenues from FICC financing, partially offset by higher revenues in equities financing.
Other principal transactions revenues in the consolidated statements of earnings were $685 million for the third quarter of 2024, 47% higher than the third quarter of 2023, reflecting significantly higher net gains from investments in equities, driven by investments in corporate private and public equities.
Net Interest Income. Net interest income in the consolidated statements of earnings was $2.62 billion for the third quarter of 2024, 70% higher than the third quarter of 2023, reflecting an increase in interest income, partially offset by an increase in interest expense. The increase in interest income primarily related to trading assets, collateralized agreements, and investments, each reflecting the impact of higher average balances and higher average interest rates, partially offset by deposits with banks, reflecting the impact of lower average balances. The increase in interest expense primarily related to deposits and collateralized financings, both reflecting the impact of higher average balances. See “Statistical Disclosures — Distribution of Assets, Liabilities and Shareholders’ Equity” for further information about our sources of net interest income.

111	Goldman Sachs September 2024 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
Nine Months Ended September 2024 versus September 2023. Net revenues in the consolidated statements of earnings were $39.64 billion for the first nine months of 2024, 13% higher than the first nine months of 2023, primarily reflecting significantly higher other principal transactions revenues, net interest income and investment banking revenues.
Non-Interest Revenues. Investment banking revenues in the consolidated statements of earnings were $5.68 billion for the first nine months of 2024, 24% higher than the first nine months of 2023, reflecting significantly higher revenues in debt underwriting, primarily driven by leveraged finance activity, significantly higher revenues in equity underwriting, primarily from secondary and initial public offerings, and higher revenues in advisory, reflecting an increase in completed mergers and acquisitions transactions.
Investment management revenues in the consolidated statements of earnings were $7.67 billion for the first nine months of 2024, 9% higher than the first nine months of 2023, primarily due to higher management and other fees, primarily reflecting the impact of higher average AUS.
Commissions and fees in the consolidated statements of earnings were $3.00 billion for the first nine months of 2024, 5% higher than the first nine months of 2023, due to higher commissions and fees in Equities, reflecting generally higher market volumes and increased transaction fees, partially offset by a loss related to the planned transition of the GM credit card program to another issuer.
Market making revenues in the consolidated statements of earnings were $14.22 billion for the first nine months of 2024, 4% lower than the first nine months of 2023, reflecting slightly lower revenues in both intermediation and financing. The decrease from intermediation activities primarily reflected significantly lower revenues in commodities, partially offset by significantly higher revenues from currencies and mortgages. The decrease from financing activities reflected significantly lower revenues in FICC financing, largely offset by higher revenues from Equities financing.
Other principal transactions revenues in the consolidated statements of earnings were $2.59 billion for the first nine months of 2024, compared with $699 million for the first nine months of 2023, with the increase primarily reflecting significantly higher net gains from investments in equities, driven by investments in corporate private equities and real estate, and the impact of the sale of the Marcus loan portfolio in 2023 (including net revenues of approximately $(370) million related to the sale of substantially all of the portfolio).

Net Interest Income. Net interest income in the consolidated statements of earnings was $6.47 billion for the first nine months of 2024, 29% higher than the first nine months of 2023, reflecting a significant increase in interest income, partially offset by a significant increase in interest expense. The increase in interest income primarily related to trading assets, collateralized agreements, and investments, each reflecting the impact of higher average balances and higher average interest rates, and, other interest-earning assets, reflecting the impact of higher average interest rates. The increase in interest expense primarily related to collateralized financings, deposits, and borrowings, each reflecting the impact of higher average balances and higher average interest rates, and other interest-bearing liabilities, reflecting the impact of higher average interest rates. See “Statistical Disclosures — Distribution of Assets, Liabilities and Shareholders’ Equity” for further information about our sources of net interest income.
Provision for Credit Losses
Provision for credit losses consists of provision for credit losses on financial assets and commitments accounted for at amortized cost, including loans and lending commitments held for investment. See Note 9 to the consolidated financial statements for further information about the provision for credit losses on loans and lending commitments.
The table below presents our provision for credit losses.

	Three Months Ended September		Nine Months Ended September
$ in millions	2024	2023	2024	2023
Provision for credit losses	$397	$7	$997	$451
Three Months Ended September 2024 versus September 2023. Provision for credit losses in the consolidated statements of earnings was $397 million for the third quarter of 2024, compared with $7 million for the third quarter of 2023. Provisions for the third quarter of 2024 reflected net provisions related to the credit card portfolio (primarily driven by net charge-offs), partially offset by a net benefit related to the wholesale portfolio (driven by recoveries on previously impaired loans). Provisions for the third quarter of 2023 reflected net provisions related to both the credit card portfolio (primarily driven by net charge-offs) and wholesale loans (driven by impairments, partially offset by a reserve reduction based on increased stability in the macroeconomic environment), offset by a net release related to the GreenSky loan portfolio (including a reserve reduction of $637 million related to the transfer of the portfolio to held for sale).

Goldman Sachs September 2024 Form 10-Q	112

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
Nine Months Ended September 2024 versus September 2023. Provision for credit losses in the consolidated statements of earnings was $997 million for the first nine months of 2024, compared with $451 million for the first nine months of 2023. Provisions for the first nine months of 2024 reflected net provisions related to the credit card portfolio (primarily driven by net charge-offs). Provisions for the first nine months of 2023 reflected net provisions related to both the credit card portfolio (primarily driven by net charge-offs) and wholesale loans (primarily driven by impairments), partially offset by a reserve reduction of approximately $440 million related to the sale of substantially all of the Marcus loan portfolio and a net release related to the GreenSky loan portfolio (including a reserve reduction of $637 million related to the transfer of the portfolio to held for sale).
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
The table below presents our operating expenses by line item and headcount.

	Three Months Ended September		Nine Months Ended September
$ in millions	2024	2023	2024	2023
Compensation and benefits	$4,122	$4,188	$12,947	$11,897
Transaction based	1,701	1,452	4,852	4,242
Market development	159	136	465	454
Communications and technology	498	468	1,468	1,416
Depreciation and amortization	621	1,512	1,894	4,076
Occupancy	242	267	733	785
Professional fees	400	377	1,177	1,152
Other expenses	572	654	1,970	1,978
Total operating expenses	$8,315	$9,054	$25,506	$26,000
Headcount at period-end	46,400	45,900
Three Months Ended September 2024 versus September 2023. Operating expenses in the consolidated statements of earnings were $8.32 billion for the third quarter of 2024, 8% lower than the third quarter of 2023. Our efficiency ratio was 65.5% for the third quarter of 2024, compared with 76.6% for the third quarter of 2023.

Operating expenses, compared with the third quarter of 2023, reflected decreases driven by the write-down of identifiable intangible assets related to GreenSky of $506 million in the prior year period (in depreciation and amortization) and significantly lower expenses, including impairments, related to commercial real estate in CIEs (largely in depreciation and amortization), partially offset by increases driven by higher transaction based expenses and the write-down of identifiable intangible assets related to the GM credit card program of $72 million in the current period (in depreciation and amortization). Net provisions for litigation and regulatory proceedings were $41 million for the third quarter of 2024 compared with $15 million for the third quarter of 2023.
As of September 2024, headcount increased 5% compared with June 2024, reflecting the timing of campus hires.
Nine Months Ended September 2024 versus September 2023. Operating expenses in the consolidated statements of earnings were $25.51 billion for the first nine months of 2024, 2% lower than the first nine months of 2023. Our efficiency ratio was 64.3% for the first nine months of 2024, compared with 74.4% for the first nine months of 2023. The ratio of compensation and benefits to net revenues, net of provision for credit losses, was 33.5% for the first nine months of 2024, unchanged compared with the first half of 2024 and compared with 34.5% for the first nine months of 2023.
Operating expenses, compared with the first nine months of 2023, reflected decreases driven by significantly lower expenses, including impairments, related to commercial real estate in CIEs (largely in depreciation and amortization), the write-down related to GreenSky of $506 million in the prior year period (in depreciation and amortization) and an impairment of goodwill related to Consumer platforms of $504 million in the prior year period (in depreciation and amortization). These decreases were partially offset by higher compensation and benefits expenses (reflecting improved operating performance) and higher transaction based expenses. In the first and second quarters of 2024, the FDIC notified banks subject to the special assessment fee of the updated estimated cost to the Deposit Insurance Fund resulting from the closures in 2023 of Silicon Valley Bank and Signature Bank. In the third quarter of 2024, based on additional information received from the FDIC, the firm recognized a reduction in the estimated cost of the FDIC special assessment fee. As a result, we recognized an incremental pre-tax expense of $80 million in the first nine months of 2024 (including a reduction of $17 million in the third quarter of 2024). Net provisions for litigation and regulatory proceedings were $168 million for the first nine months of 2024 compared with $106 million for the first nine months of 2023.
As of September 2024, headcount increased 2% compared with December 2023.

113	Goldman Sachs September 2024 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
Provision for Taxes
The effective income tax rate for the first nine months of 2024 was 22.6%, up from the full year income tax rate of 20.7% for 2023, primarily due to a decrease in permanent tax benefits, partially offset by a decrease in taxes on non-U.S. earnings and changes in the geographic mix of earnings. The increase compared with 21.6% for the first half of 2024 was primarily due to a decrease in the impact of permanent tax benefits.
The Organisation for Economic Co-operation and Development (OECD) Global Anti-Base Erosion Model Rules (Pillar II) aim to ensure that multinationals with revenues in excess of EUR 750 million pay a minimum effective corporate tax rate of 15% (minimum tax) in each jurisdiction in which they operate. The U.K. and other jurisdictions in which we operate have adopted certain portions of the OECD directive (Pillar II legislation) effective beginning in calendar year 2024. The Pillar II legislation did not have a material impact on our effective tax rate for the first nine months of 2024 and we do not expect a material impact on our 2024 annual effective tax rate based on our current interpretation of the guidance published by the OECD and enacted legislation. We expect additional guidance or legislation to be issued by the OECD and various jurisdictions in the fourth quarter of 2024 which could impact any minimum tax we owe in future periods, possibly materially, and our effective tax rate could increase in 2025 and thereafter. This minimum tax, if any, will be recognized in the period in which it is incurred.
We expect our 2024 annual effective tax rate to be approximately 22%.
Segment Assets and Operating Results
Segment Assets. The table below presents assets by segment.

	As of
	September	December
$ in millions	2024	2023
Global Banking & Markets	$1,471,242	$1,381,247
Asset & Wealth Management	196,460	191,863
Platform Solutions	60,378	68,484
Total	$1,728,080	$1,641,594
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

Segment Operating Results. The table below presents our segment operating results.

	Three Months Ended September		Nine Months Ended September
$ in millions	2024	2023	2024	2023
Global Banking & Markets
Net revenues	$8,554	$8,009	$26,464	$23,642
Provision for credit losses	54	29	95	214
Operating expenses	4,969	4,791	15,197	13,702
Pre-tax earnings	$3,531	$3,189	$11,172	$9,726
Net earnings to common	$2,490	$2,250	$8,205	$7,108
Average common equity	$76,039	$72,517	$75,575	$70,968
Return on average common equity	13.1%	12.4%	14.5%	13.4%

Asset & Wealth Management
Net revenues	$3,754	$3,230	$11,421	$9,493
Provision for credit losses	(109)	51	(189)	(499)
Operating expenses	2,848	3,005	8,819	9,448
Pre-tax earnings	$1,015	$174	$2,791	$544
Net earnings to common	$727	$93	$2,053	$318
Average common equity	$26,475	$28,601	$26,348	$30,806
Return on average common equity	11.0%	1.3%	10.4%	1.4%

Platform Solutions
Net revenues	$391	$578	$1,758	$1,801
Provision for credit losses	452	(73)	1,091	736
Operating expenses	498	1,258	1,490	2,850
Pre-tax earnings/(loss)	$(559)	$(607)	$(823)	$(1,785)
Net earnings/(loss) to common	$(437)	$(461)	$(656)	$(1,386)
Average common equity	$4,508	$4,227	$4,547	$4,060
Return on average common equity	(38.8)%	(43.6)%	(19.2)%	(45.5)%

Total
Net revenues	$12,699	$11,817	$39,643	$34,936
Provision for credit losses	397	7	997	451
Operating expenses	8,315	9,054	25,506	26,000
Pre-tax earnings	$3,987	$2,756	$13,140	$8,485
Net earnings to common	$2,780	$1,882	$9,602	$6,040
Average common equity	$107,022	$105,345	$106,470	$105,834
Return on average common equity	10.4%	7.1%	12.0%	7.6%
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

Goldman Sachs September 2024 Form 10-Q	114

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

115	Goldman Sachs September 2024 Form 10-Q

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
The table below presents our Global Banking & Markets assets.

	As of
	September	December
$ in millions	2024	2023
Cash and cash equivalents	$108,766	$168,857
Collateralized agreements	398,018	401,554
Customer and other receivables	125,997	117,633
Trading assets	529,456	435,275
Investments	160,103	122,350
Loans	129,080	117,464
Other assets	19,822	18,114
Total	$1,471,242	$1,381,247

The table below presents details about our Global Banking & Markets loans.

	As of
	September	December
$ in millions	2024	2023
Corporate	$24,306	$24,159
Real estate	36,203	34,813
Securities-based	4,057	3,758
Other collateralized	65,588	55,527
Installment	89	173
Other	146	475
Loans, gross	130,389	118,905
Allowance for loan losses	(1,309)	(1,441)
Total loans	$129,080	$117,464
Our average Global Banking & Markets gross loans were $128.38 billion for the three months ended September 2024, $109.89 billion for the three months ended September 2023, $124.96 billion for the nine months ended September 2024 and $109.75 billion for the nine months ended September 2023.
The table below presents our Global Banking & Markets operating results.

	Three Months Ended September		Nine Months Ended September
$ in millions	2024	2023	2024	2023
Advisory	$875	$831	$2,574	$2,294
Equity underwriting	385	308	1,178	901
Debt underwriting	605	415	1,926	1,369
Investment banking fees	1,865	1,554	5,678	4,564
FICC intermediation	2,013	2,654	7,814	8,023
FICC financing	949	730	2,651	2,003
FICC	2,962	3,384	10,465	10,026
Equities intermediation	2,209	1,713	5,984	4,987
Equities financing	1,291	1,248	3,996	3,955
Equities	3,500	2,961	9,980	8,942
Other	227	110	341	110
Net revenues	8,554	8,009	26,464	23,642
Provision for credit losses	54	29	95	214
Operating expenses	4,969	4,791	15,197	13,702
Pre-tax earnings	3,531	3,189	11,172	9,726
Provision for taxes	878	806	2,529	2,266
Net earnings	2,653	2,383	8,643	7,460
Preferred stock dividends	163	133	438	352
Net earnings to common	$2,490	$2,250	$8,205	$7,108

Average common equity	$76,039	$72,517	$75,575	$70,968
Return on average common equity	13.1%	12.4%	14.5%	13.4%

Goldman Sachs September 2024 Form 10-Q	116

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
The table below presents our FICC and Equities net revenues by line item in the consolidated statements of earnings.

$ in millions	FICC	Equities
Three Months Ended September 2024
Market making	$1,855	$2,150
Commissions and fees	–	1,110
Other principal transactions	229	3
Net interest income	878	237
Total	$2,962	$3,500
Three Months Ended September 2023
Market making	$3,060	$1,898
Commissions and fees	–	882
Other principal transactions	243	29
Net interest income	81	152
Total	$3,384	$2,961
Nine Months Ended September 2024
Market making	$7,578	$6,644
Commissions and fees	–	3,184
Other principal transactions	712	40
Net interest income	2,175	112
Total	$10,465	$9,980
Nine Months Ended September 2023
Market making	$8,945	$5,797
Commissions and fees	–	2,807
Other principal transactions	480	76
Net interest income	601	262
Total	$10,026	$8,942
In the table above:
•See “Net Revenues” for information about market making revenues, commissions and fees, other principal transactions revenues and net interest income. See Note 25 to the consolidated financial statements for net interest income by segment.
•The primary driver of net revenues for FICC intermediation for all periods was client activity.
•The increase in net interest income across FICC and Equities for the third quarter of 2024 compared with the third quarter of 2023 reflected an increase in interest-earning assets. Due to the nature of activities within FICC and Equities and the composition of their associated balance sheet, we assess the performance of these businesses based on total net revenues, as offsets can occur across revenue line items. For example, cash instruments that generate interest income are in some cases hedged or funded by derivatives for which changes in fair value are reflected in market making revenues. Also, certain activities produce market making revenues but incur interest expense related to the funding of the related inventory.

The table below presents our financial advisory and underwriting transaction volumes.

	Three Months Ended September		Nine Months Ended September
$ in billions	2024	2023	2024	2023
Announced mergers and acquisitions	$213	$240	$704	$545
Completed mergers and acquisitions	$178	$317	$676	$677
Equity and equity-related offerings	$14	$12	$44	$33
Debt offerings	$72	$41	$228	$172
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
Operating Environment. During the third quarter of 2024, Global Banking & Markets operated in an environment generally characterized by continued broad macroeconomic concerns, including concerns and uncertainty about inflation, prolonged geopolitical stresses, central bank policy and the potential outcomes of national elections.
In investment banking, industry-wide completed mergers and acquisitions transactions, as well as industry-wide debt and industry-wide equity underwriting volumes, declined compared with the second quarter of 2024.
In interest rates, the yields on 10-year U.S. and U.K. government bonds decreased during the quarter. In equities, both the S&P 500 Index and the MSCI World Index increased by 6% compared with the end of the second quarter of 2024.
In the future, if market and economic conditions deteriorate, and market-making activity levels decline or investment banking activity levels continue to decline, or credit spreads related to hedges on our relationship lending portfolio tighten, net revenues in Global Banking & Markets would likely be negatively impacted. In addition, if economic conditions deteriorate or if the creditworthiness of borrowers deteriorates, provision for credit losses would likely be negatively impacted.

117	Goldman Sachs September 2024 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
Three Months Ended September 2024 versus September 2023. Net revenues in Global Banking & Markets were $8.55 billion for the third quarter of 2024, 7% higher than the third quarter of 2023.
Investment banking fees were $1.87 billion, 20% higher than the third quarter of 2023, primarily reflecting significantly higher net revenues in Debt underwriting, driven by leveraged finance and investment-grade activity, and higher net revenues in Equity underwriting, driven by secondary offerings. Net revenues in Advisory were slightly higher.
As of September 2024, our Investment banking fees backlog increased compared with June 2024, due to higher estimated net revenues from potential advisory transactions.
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
Net revenues in FICC were $2.96 billion, 12% lower than the third quarter of 2023, reflecting significantly lower net revenues in FICC intermediation, due to significantly lower net revenues in interest rate products and commodities, partially offset by significantly higher net revenues in currencies and credit products and higher net revenues in mortgages. This decrease was partially offset by significantly higher net revenues in FICC financing, primarily driven by mortgages and structured lending.

The decrease in FICC intermediation net revenues reflected the impact of less favorable market-making conditions on our inventory. The following provides information about our FICC intermediation net revenues by business, compared with results for the third quarter of 2023:
•Net revenues in interest rate products and commodities reflected the impact of less favorable market-making conditions on our inventory.
•Net revenues in currencies and mortgages primarily reflected the impact of improved market-making conditions on our inventory.
•Net revenues in credit products reflected higher client activity.
Net revenues in Equities were $3.50 billion, 18% higher than the third quarter of 2023, primarily reflecting significantly higher net revenues in Equities intermediation in both derivatives and cash products. Net revenues in Equities financing were slightly higher.
Net revenues in Other were $227 million for the third quarter of 2024, compared with $110 million for the third quarter of 2023, primarily reflecting higher net gains from direct investments.
Provision for credit losses was $54 million for the third quarter of 2024, compared with $29 million for the third quarter of 2023. Provisions for the third quarter of 2024 primarily reflected growth in the loan portfolio. Provisions for the third quarter of 2023 reflected impairments on loans, offset by a reserve reduction based on increased stability in the macroeconomic environment.
Operating expenses were $4.97 billion for the third quarter of 2024, 4% higher than the third quarter of 2023, primarily due to higher transaction based expenses. Pre-tax earnings were $3.53 billion for the third quarter of 2024, 11% higher than the third quarter of 2023.

Goldman Sachs September 2024 Form 10-Q	118

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
Nine Months Ended September 2024 versus September 2023. Net revenues in Global Banking & Markets were $26.46 billion for the first nine months of 2024, 12% higher than the first nine months of 2023.
Investment banking fees were $5.68 billion, 24% higher than the first nine months of 2023, reflecting significantly higher net revenues in Debt underwriting, primarily driven by leveraged finance activity, significantly higher net revenues in Equity underwriting, primarily from secondary and initial public offerings, and higher net revenues in Advisory, reflecting an increase in completed mergers and acquisitions transactions.
As of September 2024, our Investment banking fees backlog increased compared with December 2023, due to higher estimated net revenues from potential advisory transactions and significantly higher estimated net revenues from potential debt underwriting transactions (primarily from leveraged finance transactions), partially offset by significantly lower estimated net revenues from potential equity underwriting transactions (primarily from initial public offerings).
Net revenues in FICC were $10.47 billion, 4% higher than the first nine months of 2023, reflecting significantly higher net revenues in FICC financing, primarily driven by mortgages and structured lending. This increase was partially offset by slightly lower net revenues in FICC intermediation, due to lower net revenues in interest rate products and significantly lower net revenues in commodities, largely offset by significantly higher net revenues in currencies and mortgages and higher net revenues in credit products.
The decrease in FICC intermediation net revenues reflected lower client activity, largely offset by the impact of improved market-making conditions on our inventory. The following provides information about our FICC intermediation net revenues by business, compared with results for the first nine months of 2023:
•Net revenues in interest rate products and commodities primarily reflected lower client activity.
•Net revenues in currencies, mortgages and credit products reflected the impact of improved market-making conditions on our inventory.
Net revenues in Equities were $9.98 billion, 12% higher than the first nine months of 2023, reflecting significantly higher net revenues in Equities intermediation, due to significantly higher net revenues in derivatives and higher net revenues in cash products. Net revenues in Equities financing were essentially unchanged.
Net revenues in Other were $341 million for the first nine months of 2024, compared with $110 million for the first nine months of 2023, primarily reflecting higher net revenues from relationship lending.
Provision for credit losses was $95 million for the first nine months of 2024, compared with $214 million for the first nine months of 2023. Provisions for the first nine months of 2023 primarily reflected net provisions related to the commercial real estate portfolio.
Operating expenses were $15.20 billion for the first nine months of 2024, 11% higher than the first nine months of 2023, primarily due to higher compensation and benefits expenses (reflecting improved operating performance) and higher transaction based expenses. Pre-tax earnings were $11.17 billion for the first nine months of 2024, 15% higher than the first nine months of 2023.
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

119	Goldman Sachs September 2024 Form 10-Q

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

The table below presents our Asset & Wealth Management assets.

	As of
	September	December
$ in millions	2024	2023
Cash and cash equivalents	$32,692	$48,677
Collateralized agreements	13,003	14,020
Customer and other receivables	18,847	14,859
Trading assets	49,349	27,324
Investments	23,554	24,487
Loans	45,104	45,866
Other assets	13,911	16,630
Total	$196,460	$191,863
The table below presents details about our Asset & Wealth Management loans.

	As of
	September	December
$ in millions	2024	2023
Corporate	$8,513	$11,715
Real estate	17,228	16,603
Securities-based	11,957	10,863
Other collateralized	7,108	6,698
Other	1,291	1,121
Loans, gross	46,097	47,000
Allowance for loan losses	(993)	(1,134)
Total loans	$45,104	$45,866
In the table above, gross loans included $36 billion of loans as of September 2024 and $33 billion of loans as of December 2023 that were related to Private banking and lending.
The average Asset & Wealth Management gross loans were $45.14 billion for the three months ended September 2024, $49.61 billion for the three months ended September 2023, $45.67 billion for the nine months ended September 2024 and $53.26 billion for the nine months ended September 2023.
The table below presents our Asset & Wealth Management operating results.

	Three Months Ended September		Nine Months Ended September
$ in millions	2024	2023	2024	2023
Management and other fees	$2,619	$2,405	$7,607	$7,041
Incentive fees	85	24	219	102
Private banking and lending	756	687	2,145	1,915
Equity investments	116	(212)	630	(496)
Debt investments	178	326	820	931
Net revenues	3,754	3,230	11,421	9,493
Provision for credit losses	(109)	51	(189)	(499)
Operating expenses	2,848	3,005	8,819	9,448
Pre-tax earnings	1,015	174	2,791	544
Provision for taxes	248	45	632	127
Net earnings	767	129	2,159	417
Preferred stock dividends	40	36	106	99
Net earnings to common	$727	$93	$2,053	$318

Average common equity	$26,475	$28,601	$26,348	$30,806
Return on average common equity	11.0%	1.3%	10.4%	1.4%
In the table above, Management and other fees included fees from alternatives of $527 million for the three months ended September 2024, $542 million for the three months ended September 2023, and $1.56 billion for both the nine months ended September 2024 and September 2023.

Goldman Sachs September 2024 Form 10-Q	120

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
Our target is to achieve annual firmwide management and other fees of more than $10 billion in 2024. This includes more than $2 billion from alternatives, which was surpassed in 2023.
Our target is to achieve pre-tax margins in the mid-twenties and ROE in the mid-teens within the medium term (three to five year time horizon from year-end 2022) for Asset & Wealth Management. The pre-tax margin for Asset & Wealth Management was 24% for the first nine months of 2024.
The table below presents our Asset management and Wealth management net revenues by line item in Asset & Wealth Management.

$ in millions	Asset management	Wealth management	Asset & Wealth Management
Three Months Ended September 2024
Management and other fees	$1,179	$1,440	$2,619
Incentive fees	85	–	85
Private banking and lending	–	756	756
Equity investments	116	–	116
Debt investments	178	–	178
Total	$1,558	$2,196	$3,754
Three Months Ended September 2023
Management and other fees	$1,052	$1,353	$2,405
Incentive fees	24	–	24
Private banking and lending	–	687	687
Equity investments	(212)	–	(212)
Debt investments	326	–	326
Total	$1,190	$2,040	$3,230
Nine Months Ended September 2024
Management and other fees	$3,391	$4,216	$7,607
Incentive fees	219	–	219
Private banking and lending	–	2,145	2,145
Equity investments	628	2	630
Debt investments	820	–	820
Total	$5,058	$6,363	$11,421
Nine Months Ended September 2023
Management and other fees	$3,114	$3,927	$7,041
Incentive fees	102	–	102
Private banking and lending	–	1,915	1,915
Equity investments	(496)	–	(496)
Debt investments	931	–	931
Total	$3,651	$5,842	$9,493
The table below presents our Equity investments net revenues by equity type and asset class.

	Three Months Ended September		Nine Months Ended September
$ in millions	2024	2023	2024	2023
Equity Type
Private equity	$42	$(170)	$746	$(440)
Public equity	74	(42)	(116)	(56)
Total	$116	$(212)	$630	$(496)

Asset Class
Real estate	$(60)	$(129)	$192	$(369)
Corporate	176	(83)	438	(127)
Total	$116	$(212)	$630	$(496)

The table below presents details about our Debt investments net revenues.

	Three Months Ended September		Nine Months Ended September
$ in millions	2024	2023	2024	2023
Fair value net gains/(losses)	$(63)	$(2)	$41	$(146)
Net interest income	241	328	779	1,077
Total	$178	$326	$820	$931
Operating Environment. During the third quarter of 2024, Asset & Wealth Management operated in an environment generally characterized by continued broad macroeconomic concerns, including persistent concerns about the commercial real estate market. However, global equity and bond prices were generally higher compared with the end of the second quarter of 2024, positively affecting assets under supervision.
In the future, if market and economic conditions deteriorate, it may lead to a decline in asset prices, or investors transitioning to asset classes that typically generate lower fees or withdrawing their assets, and net revenues in Asset & Wealth Management would likely be negatively impacted.
Three Months Ended September 2024 versus September 2023. Net revenues in Asset & Wealth Management were $3.75 billion for the third quarter of 2024, 16% higher than the third quarter of 2023, primarily reflecting net gains in Equity investments compared with net losses in the prior year period and higher Management and other fees, partially offset by significantly lower net revenues in Debt investments. In addition, net revenues in Private banking and lending and Incentive fees were higher.
The increase in Equity investments net revenues primarily reflected net gains from investments in corporate private and public equities, compared with net losses in the prior year period. The increase in Management and other fees primarily reflected the impact of higher average assets under supervision. The decrease in Debt investments net revenues primarily reflected lower net interest income due to a reduction in the debt investments balance sheet. The increase in Private banking and lending net revenues primarily reflected the impact of higher deposit balances, and the increase in Incentive fees was driven by harvesting.
Provision for credit losses was a net benefit of $109 million for the third quarter of 2024, compared with a net provision of $51 million for the third quarter of 2023. The net benefit for the third quarter of 2024 reflected a net benefit related to the wholesale portfolio (driven by recoveries on previously impaired loans and paydowns). Provisions for the third quarter of 2023 reflected net provisions related to wholesale loans (driven by impairments).
Operating expenses were $2.85 billion for the third quarter of 2024, 5% lower than the third quarter of 2023, due to significantly lower expenses, including impairments, related to commercial real estate in CIEs, partially offset by higher compensation and benefits expenses (reflecting improved operating performance). Pre-tax earnings were $1.02 billion for the third quarter of 2024, compared with $174 million for the third quarter of 2023.

121	Goldman Sachs September 2024 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
Nine Months Ended September 2024 versus September 2023. Net revenues in Asset & Wealth Management were $11.42 billion for the first nine months of 2024, 20% higher than the first nine months of 2023, primarily reflecting net gains in Equity investments compared with net losses in the prior year period, higher Management and other fees and higher net revenues in Private banking and lending. In addition, Incentive fees were higher, while net revenues in Debt investments were lower.
The increase in Equity investments net revenues reflected net gains from investments in corporate private equities and real estate, compared with net losses in the prior year period. The increase in Management and other fees primarily reflected higher average assets under supervision. The increase in Private banking and lending net revenues primarily reflected the impact of the sale of the Marcus loan portfolio in 2023 (including net revenues of approximately $(370) million related to the sale of substantially all of the portfolio). The increase in Incentive fees was driven by harvesting. The decrease in Debt investments net revenues reflected significantly lower net interest income due to a reduction in the debt investments balance sheet, partially offset by net gains in the current period compared with net losses (particularly from real estate investments) in the prior year period.
Provision for credit losses was a net benefit of $189 million for the first nine months of 2024, compared with a net benefit of $499 million for the first nine months of 2023. The net benefit for the first nine months of 2024 reflected a net benefit related to the wholesale portfolio (driven by paydowns). The net benefit for the first nine months of 2023 reflected reserve reductions related to the sale of substantially all of the Marcus loan portfolio and lower balances in corporate loans, partially offset by impairments.
Operating expenses were $8.82 billion for the first nine months of 2024, 7% lower than the first nine months of 2023, due to significantly lower expenses, including impairments, related to commercial real estate in CIEs, partially offset by higher compensation and benefits expenses (reflecting improved operating performance). Pre-tax earnings were $2.79 billion for the first nine months of 2024, compared with $544 million for the first nine months of 2023.
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
The table below presents information about our firmwide period-end AUS by asset class, client channel, region and vehicle.

	As of September
$ in billions	2024	2023
Asset Class
Alternative investments	$328	$267
Equity	780	607
Fixed income	1,220	1,031
Total long-term AUS	2,328	1,905
Liquidity products	775	775
Total AUS	$3,103	$2,680

Client Channel
Institutional	$1,126	$924
Wealth management	913	771
Third-party distributed	1,064	985
Total AUS	$3,103	$2,680

Region
Americas	$2,171	$1,914
EMEA	712	572
Asia	220	194
Total AUS	$3,103	$2,680

Vehicle
Separate accounts	$1,723	$1,428
Public funds	962	891
Private funds and other	418	361
Total AUS	$3,103	$2,680
In the table above:
•Liquidity products includes money market funds and private bank deposits.
•EMEA represents Europe, Middle East and Africa.
Total wealth management client assets (consisting of AUS, brokerage assets and Marcus deposits) were approximately $1.6 trillion as of September 2024.
The table below presents changes in our AUS.

	Three Months Ended September		Nine Months Ended September
$ in billions	2024	2023	2024	2023
Beginning balance	$2,934	$2,714	$2,812	$2,547
Net inflows/(outflows):
Alternative investments	9	2	27	2
Equity	4	–	11	(5)
Fixed income	16	5	46	26
Total long-term AUS net inflows/(outflows)	29	7	84	23
Liquidity products	37	11	38	64
Total AUS net inflows/(outflows)	66	18	122	87
Net market appreciation/(depreciation)	103	(52)	169	46
Ending balance	$3,103	$2,680	$3,103	$2,680
During the third quarter of 2024, our AUS increased $169 billion due to net market appreciation, primarily in fixed income and equity assets, and net inflows across all asset classes, particularly in liquidity products and fixed income assets. During the first nine months of 2024, our AUS increased $291 billion due to net market appreciation, primarily in equity and fixed income assets, and net inflows across all asset classes.

Goldman Sachs September 2024 Form 10-Q	122

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
The table below presents information about our total AUS net inflows/(outflows) by client channel.

	Three Months Ended September		Nine Months Ended September
$ in billions	2024	2023	2024	2023
Institutional	$13	$(1)	$42	$(6)
Wealth management	17	11	43	26
Third-party distributed	36	8	37	67
Total AUS net inflows/(outflows)	$66	$18	$122	$87
The table below presents information about our average monthly firmwide AUS by asset class.

	Average for the
	Three Months Ended September		Nine Months Ended September
$ in billions	2024	2023	2024	2023
Asset Class
Alternative investments	$322	$267	$308	$266
Equity	757	628	718	606
Fixed income	1,185	1,054	1,154	1,044
Total long-term AUS	2,264	1,949	2,180	1,916
Liquidity products	751	768	733	748
Total AUS	$3,015	$2,717	$2,913	$2,664
In addition to our AUS, we have discretion over alternative investments where we currently do not earn management fees (non-fee-earning alternative assets).
We earn management fees on client assets that we manage and also receive incentive fees based on a percentage of a fund’s or a separately managed account’s return, or when the return exceeds a specified benchmark or other performance targets. These incentive fees are recognized when it is probable that a significant reversal of such fees will not occur. Our estimated unrecognized incentive fees were $4.00 billion as of September 2024 and $3.77 billion as of December 2023. Such amounts are based on the completion of the funds’ financial statements, which is generally one quarter in arrears. These fees will be recognized, assuming no decline in fair value, if and when it is probable that a significant reversal of such fees will not occur, which is generally when such fees are no longer subject to fluctuations in the market value of the assets.
The table below presents our average effective management fee (which excludes non-asset-based fees) earned on our firmwide AUS by asset class.

	Three Months Ended September		Nine Months Ended September
Effective fees (bps)	2024	2023	2024	2023
Alternative investments	62	65	62	65
Equity	55	57	55	58
Fixed income	17	17	17	18
Liquidity products	15	15	15	15
Total average effective fee	31	31	31	31

The table below presents details about our monthly average AUS for alternative investments and the average effective management fee we earned on such assets.

$ in billions	Direct strategies	Fund of funds	Total
Three Months Ended September 2024
Average AUS
Corporate equity	$34	$87	$121
Credit	49	13	62
Real estate	13	17	30
Hedge funds and other	45	27	72
Funds and discretionary accounts	$141	$144	$285
Advisory accounts			37
Total average AUS for alternative investments			$322
Effective Fees (bps)
Corporate equity	121	56	75
Credit	83	13	71
Real estate	82	33	54
Hedge funds and other	68	48	60
Funds and discretionary accounts	87	48	68
Advisory accounts			17
Total average effective fee			62
Three Months Ended September 2023
Average AUS
Corporate equity	$29	$69	$98
Credit	44	2	46
Real estate	11	9	20
Hedge funds and other	42	22	64
Funds and discretionary accounts	$126	$102	$228
Advisory accounts			39
Total average AUS for alternative investments			$267
Effective Fees (bps)
Corporate equity	123	62	80
Credit	79	40	77
Real estate	84	42	66
Hedge funds and other	68	54	63
Funds and discretionary accounts	86	58	73
Advisory accounts			17
Total average effective fee			65
Nine Months Ended September 2024
Average AUS
Corporate equity	$33	$82	$115
Credit	48	11	59
Real estate	13	14	27
Hedge funds and other	44	24	68
Funds and discretionary accounts	$138	$131	$269
Advisory accounts			39
Total average AUS for alternative investments			$308
Effective Fees (bps)
Corporate equity	120	57	75
Credit	82	13	71
Real estate	87	31	57
Hedge funds and other	67	51	61
Funds and discretionary accounts	87	49	69
Advisory accounts			16
Total average effective fee			62
Nine Months Ended September 2023
Average AUS
Corporate equity	$29	$69	$98
Credit	43	2	45
Real estate	11	8	19
Hedge funds and other	42	22	64
Funds and discretionary accounts	$125	$101	$226
Advisory accounts			41
Total average AUS for alternative investments			$267
Effective Fees (bps)
Corporate equity	127	61	81
Credit	79	47	77
Real estate	81	44	65
Hedge funds and other	67	53	62
Funds and discretionary accounts	86	58	73
Advisory accounts			16
Total average effective fee			65

123	Goldman Sachs September 2024 Form 10-Q

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

$ in billions	AUS	Non-fee-earning alternative assets	Total alternative assets
As of September 2024
Corporate equity	$124	$74	$198
Credit	63	81	144
Real estate	29	25	54
Hedge funds and other	75	4	79
Funds and discretionary accounts	291	184	475
Advisory accounts	37	2	39
Total alternative investments	$328	$186	$514
As of September 2023
Corporate equity	$98	$80	$178
Credit	46	75	121
Real estate	20	32	52
Hedge funds and other	64	2	66
Funds and discretionary accounts	228	189	417
Advisory accounts	39	–	39
Total alternative investments	$267	$189	$456
In the table above:
•Corporate equity primarily includes private equity.
•Total alternative assets included uncalled capital that is available for future investing of $61 billion as of September 2024 and $55 billion as of September 2023.
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

The table below presents information about third-party commitments raised in our alternatives business from the beginning of 2020 through the third quarter of 2024.

As of
$ in billions	September 2024
Included in AUS	$221
Included in non-fee-earning alternative assets	82
Third-party commitments raised	$303
In the table above, commitments included in non-fee-earning alternative assets included approximately $63 billion, which will begin to earn fees (and become AUS) if and when the commitments are drawn and assets are invested. In the third quarter of 2024, we raised $16 billion in third-party commitments in our alternatives business, including $6 billion in corporate equity, $5 billion in credit, $1 billion in real estate and $4 billion in hedge funds and other. For the nine months ended September 2024, we have raised $52 billion of third-party commitments in our alternatives business and expect to exceed $60 billion in fundraising during 2024.
The table below presents information about alternative investments in Asset & Wealth Management that we hold on our balance sheet by asset type.

	As of
	September	December
$ in billions	2024	2023
Loans	$9.4	$12.9
Debt securities	9.4	10.8
Equity securities	13.4	13.2
CIE investments and other	6.3	9.3
Total	$38.5	$46.2
The table below presents further information about our alternative investments in Asset & Wealth Management that we hold on our balance sheet.

	As of
	September	December
$ in billions	2024	2023
Client co-invest	$19.1	$21.3
Firmwide initiatives	8.5	8.6
Historical principal investments:
Loans	2.0	3.5
Debt securities	2.8	3.6
Equity securities	3.6	4.0
CIE investments and other	2.5	5.2
Total historical principal investments	10.9	16.3
Total	$38.5	$46.2
In the table above:
•Client co-invest primarily includes our investments in funds that we raise and manage or where we have invested alongside the third-party investors.
•Firmwide initiatives primarily includes our investments related to the Community Reinvestment Act and our sponsored initiatives, such as One Million Black Women.

Goldman Sachs September 2024 Form 10-Q	124

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
•Historical principal investments includes our remaining balance sheet alternative investments portfolio that we plan to reduce. This portfolio was approximately $30 billion as of December 2022 and we expect to sell down the vast majority of this portfolio by the end of 2026. The impact of historical principal investments to our pre-tax earnings was $135 million for the three months ended September 2024 and $467 million for the nine months ended September 2024. Attributed equity associated with historical principal investments was approximately $4.0 billion as of September 2024.
The table below presents the rollforward of our alternative investments categorized as historical principal investments for the third quarter of 2024.

Historical
principal
$ in billions	investments
Beginning balance	$12.6
Additions	0.1
Dispositions	(2.0)
Net markups/(markdowns)	0.2
Ending balance	$10.9
The table below presents the commercial real estate investments in Asset & Wealth Management that we hold on our balance sheet.

As of
$ in billions	September 2024
Loans	$1.5
Debt securities	0.4
Equity securities	3.7
CIE investments, net of financings	1.5
Total	$7.1
In the table above:
•Office-related investments included in loans were $0.2 billion, in debt securities were $0.1 billion, in equity securities were $0.3 billion, and in CIE investments, net of financings, were $0.5 billion.
•Commercial real estate investments consisted of approximately 29% of historical principal investments.

Loans and Debt Securities. The table below presents the concentration of loans and debt securities within our alternative investments by accounting classification, region and industry.

	As of
	September	December
$ in billions	2024	2023
Loans	$9.4	$12.9
Debt securities	9.4	10.8
Total	$18.8	$23.7

Accounting Classification
Debt securities at fair value	50%	45%
Loans at amortized cost	47%	49%
Loans at fair value	2%	3%
Loans held for sale	1%	3%
Total	100%	100%

Region
Americas	55%	52%
EMEA	34%	37%
Asia	11%	11%
Total	100%	100%

Industry
Consumer & Retail	12%	11%
Financial Institutions	9%	6%
Healthcare	13%	15%
Industrials	15%	18%
Natural Resources & Utilities	2%	2%
Real Estate	11%	11%
Technology, Media & Telecommunications	29%	28%
Other	9%	9%
Total	100%	100%
Equity Securities. The table below presents the concentration of equity securities within our alternative investments by region and industry.

	As of
	September	December
$ in billions	2024	2023
Equity securities	$13.4	$13.2

Region
Americas	69%	70%
EMEA	16%	15%
Asia	15%	15%
Total	100%	100%

Industry
Consumer & Retail	5%	6%
Financial Institutions	11%	11%
Healthcare	6%	6%
Industrials	10%	10%
Natural Resources & Utilities	13%	13%
Real Estate	28%	30%
Technology, Media & Telecommunications	24%	22%
Other	3%	2%
Total	100%	100%
In the table above:
•Equity securities included $12.4 billion as of September 2024 and $12.1 billion as of December 2023 of private equity positions, and $1.0 billion as of September 2024 and $1.1 billion as of December 2023 of public equity positions that converted from private equity upon the initial public offerings of the underlying companies.

125	Goldman Sachs September 2024 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
•The concentrations for real estate equity securities as of September 2024 were 14% for multifamily (13% as of December 2023), 2% for office (2% as of December 2023), 6% for mixed use (8% as of December 2023) and 6% for other real estate equity securities (7% as of December 2023).
The table below presents the concentration of equity securities within our alternative investments by vintage.

Vintage
As of September 2024
2017 or earlier	26%
2018 - 2020	29%
2021 - thereafter	45%
Total	100%
As of December 2023
2016 or earlier	25%
2017 - 2019	26%
2020 - thereafter	49%
Total	100%
CIE Investments and Other. CIE investments and other included assets held by CIEs of $3.2 billion as of September 2024 and $5.9 billion as of December 2023, which were funded with liabilities of approximately $1.5 billion as of September 2024 and $3.5 billion as of December 2023. Substantially all such liabilities were nonrecourse, thereby reducing our equity at risk.
The table below presents the concentration of CIE assets, net of financings, within our alternative investments by region and asset class.

	As of
	September	December
$ in billions	2024	2023
CIE assets, net of financings	$1.7	$2.4
Region
Americas	60%	61%
EMEA	29%	25%
Asia	11%	14%
Total	100%	100%
Asset Class
Hospitality	6%	6%
Industrials	18%	16%
Multifamily	17%	13%
Office	30%	24%
Retail	5%	7%
Senior Housing	10%	15%
Student Housing	3%	7%
Other	11%	12%
Total	100%	100%

The table below presents the concentration of CIE assets, net of financings, within our alternative investments by vintage.

Vintage
As of September 2024
2017 or earlier	31%
2018 - 2020	43%
2021 - thereafter	26%
Total	100%
As of December 2023
2016 or earlier	12%
2017 - 2019	57%
2020 - thereafter	31%
Total	100%
Platform Solutions
Platform Solutions includes our consumer platforms, such as partnerships offering credit cards, and transaction banking and other platform businesses.
Platform Solutions generates revenues from the following:
Consumer platforms. Our Consumer platforms business issues credit cards, and accepts deposits from Apple Card customers. Consumer platforms revenues primarily includes net interest income earned on credit card lending activities. See “Regulatory and Other Matters — Other Matters — Narrowing our Focus on Consumer-Related Activities” for further information.
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
The table below presents our Platform Solutions assets.

	As of
	September	December
$ in millions	2024	2023
Cash and cash equivalents	$13,231	$24,043
Collateralized agreements	5,918	7,651
Customer and other receivables	77	3
Trading assets	22,460	14,911
Investments	3	2
Loans	17,565	20,028
Other assets	1,124	1,846
Total	$60,378	$68,484

Goldman Sachs September 2024 Form 10-Q	126

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
The table below presents details about our Platform Solutions loans.

	As of
	September	December
$ in millions	2024	2023
Installment	$107	$3,125
Credit cards	19,908	19,361
Other	–	17
Loans, gross	20,015	22,503
Allowance for loan losses	(2,450)	(2,475)
Total loans	$17,565	$20,028
The average Platform Solutions gross loans were $19.78 billion for the three months ended September 2024, $23.04 billion for the three months ended September 2023, $20.40 billion for the nine months ended September 2024 and $20.56 billion for the nine months ended September 2023.
The table below presents our Platform Solutions operating results.

	Three Months Ended September		Nine Months Ended September
$ in millions	2024	2023	2024	2023
Consumer platforms	$333	$501	$1,550	$1,568
Transaction banking and other	58	77	208	233
Net revenues	391	578	1,758	1,801
Provision for credit losses	452	(73)	1,091	736
Operating expenses	498	1,258	1,490	2,850
Pre-tax earnings/(loss)	(559)	(607)	(823)	(1,785)
Provision/(benefit) for taxes	(129)	(153)	(186)	(416)
Net earnings/(loss)	(430)	(454)	(637)	(1,369)
Preferred stock dividends	7	7	19	17
Net earnings/(loss) to common	$(437)	$(461)	$(656)	$(1,386)

Average common equity	$4,508	$4,227	$4,547	$4,060
Return on average common equity	(38.8)%	(43.6)%	(19.2)%	(45.5)%
Our target is to achieve pre-tax profitability by the end of 2025 for Platform Solutions.
Operating Environment. The operating environment for Platform Solutions is mainly impacted by the economic environment in the U.S., which, during the third quarter of 2024, was generally characterized by concerns about inflation (although some measures had begun to improve), a continued low rate of unemployment and a slight increase in the pace of growth in consumer spending compared with the second quarter of 2024.
In the future, if economic conditions deteriorate, it may lead to a decrease in consumer spending or a deterioration in consumer credit, and net revenues and provision for credit losses in Platform Solutions would likely be negatively impacted.
Three Months Ended September 2024 versus September 2023. Net revenues in Platform Solutions were $391 million for the third quarter of 2024, 32% lower than the third quarter of 2023, primarily reflecting significantly lower net revenues in Consumer platforms.
The decrease in Consumer platforms net revenues reflected lower net revenues from the GM credit card program, including a loss related to the planned transition of the program to another issuer, partially offset by higher average credit card balances. Transaction banking and other net revenues were lower, primarily reflecting mark-downs related to the seller financing loan portfolio that was transferred to held for sale, and lower average deposit balances. See “Regulatory and Other Matters — Other Matters — Narrowing our Focus on Consumer-Related Activities” for further information.
Provision for credit losses was $452 million for the third quarter of 2024, compared with a net benefit of $73 million for the third quarter of 2023. Provisions for the third quarter of 2024 reflected net provisions related to the credit card portfolio (primarily driven by net charge-offs). The net benefit for the third quarter of 2023 reflected a net release related to the GreenSky loan portfolio (including a reserve reduction of $637 million related to the transfer of the portfolio to held for sale), partially offset by net provisions related to the credit card portfolio (primarily driven by net charge-offs).
Operating expenses were $498 million for the third quarter of 2024, 60% lower than the third quarter of 2023, primarily due to the write-down of identifiable intangible assets related to GreenSky of $506 million in the prior year period, partially offset by a write-down of identifiable intangible assets related to the GM credit card program of $72 million in the current period. Pre-tax loss was $559 million for the third quarter of 2024, compared with a pre-tax loss of $607 million for the third quarter of 2023.
Nine Months Ended September 2024 versus September 2023. Net revenues in Platform Solutions were $1.76 billion for the first nine months of 2024, 2% lower than the first nine months of 2023.
Notwithstanding our strategic decision to narrow our focus on consumer-related activities, Consumer platforms net revenues were essentially unchanged, reflecting lower net revenues from the GM credit card program, including a loss related to the planned transition of the program to another issuer, offset by higher average credit card balances and higher average deposit balances. Transaction banking and other net revenues were lower, reflecting lower average deposit balances, and mark-downs related to the seller financing loan portfolio that was transferred to held for sale. See “Regulatory and Other Matters — Other Matters — Narrowing our Focus on Consumer-Related Activities” for further information.
Provision for credit losses was $1.09 billion for the first nine months of 2024, compared with $736 million for the first nine months of 2023. Provisions for the first nine months of 2024 reflected net provisions related to the credit card portfolio (primarily driven by net charge-offs). Provisions for the first nine months of 2023 primarily reflected net provisions related to the credit card portfolio (primarily driven by net charge-offs), partially offset by a net release related to the GreenSky loan portfolio (including a reserve reduction related to the transfer of the portfolio to held for sale).

127	Goldman Sachs September 2024 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
Operating expenses were $1.49 billion for the first nine months of 2024, 48% lower than the first nine months of 2023, primarily due to the write-down of identifiable intangible assets related to GreenSky of $506 million and an impairment of goodwill related to Consumer platforms of $504 million in the prior year period. Pre-tax loss was $823 million for the first nine months of 2024, compared with a pre-tax loss of $1.79 billion for the first nine months of 2023.
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

Goldman Sachs September 2024 Form 10-Q	128

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
Balance Sheet Analysis and Metrics
As of September 2024, total assets in our consolidated balance sheets were $1.73 trillion, an increase of $86.49 billion from December 2023, primarily reflecting increases in trading assets of $123.76 billion (primarily due to increases in government obligations, reflecting the impact of our and our clients’ activities), investments of $36.82 billion (primarily due to an increase in U.S. government obligations accounted for as available-for-sale) and customer and other receivables of $12.43 billion (primarily reflecting our clients’ activities), partially offset by decreases in cash and cash equivalents of $86.89 billion (primarily reflecting our activity). See “Liquidity Risk Management — Cash Flows” for further information about cash and cash equivalents.
As of September 2024, total liabilities in our consolidated balance sheets were $1.61 trillion, an increase of $82.19 billion from December 2023, primarily reflecting increases in collateralized financings of $23.68 billion (reflecting the impact of our and our clients' activities), customer and other payables of $19.63 billion (primarily reflecting our clients' activities), deposits of $16.89 billion (due to an increase in consumer deposits, partially offset by a decrease in transaction banking deposits), and trading liabilities of $14.84 billion (primarily reflecting the impact of equity price movements on derivative instruments, and an increase in corporate debt, driven by our clients' activities).
Our total securities sold under agreements to repurchase (repurchase agreements), accounted for as collateralized financings, were $261.62 billion as of September 2024 and $249.89 billion as of December 2023, which were 6% higher as of September 2024 and 21% higher as of December 2023 than the average daily amount of repurchase agreements over the respective quarters. As of September 2024, the increase in our repurchase agreements relative to the average daily amount of repurchase agreements during the quarter resulted from lower levels of our and our clients’ activities at the end of the period.
The level of our repurchase agreements fluctuates between and within periods, primarily due to providing clients with access to highly liquid collateral, such as certain government and agency obligations, through collateralized financing activities.
The table below presents information about our balance sheet and leverage ratios.

	As of
	September	December
$ in millions	2024	2023
Total assets	$1,728,080	$1,641,594
Unsecured long-term borrowings	$250,250	$241,877
Total shareholders’ equity	$121,200	$116,905
Leverage ratio	14.3x	14.0x
Debt-to-equity ratio	2.1x	2.1x

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

	As of
	September	December
$ in millions, except per share amounts	2024	2023
Total shareholders’ equity	$121,200	$116,905
Preferred stock	(13,253)	(11,203)
Common shareholders’ equity	107,947	105,702
Goodwill	(5,909)	(5,916)
Identifiable intangible assets	(925)	(1,177)
Tangible common shareholders’ equity	$101,113	$98,609

Book value per common share	$332.96	$313.56
Tangible book value per common share	$311.88	$292.52
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
•Book value per common share and tangible book value per common share are based on common shares outstanding and restricted stock units granted to employees with no future service requirements and not subject to performance or market conditions (collectively, basic shares) of 324.2 million as of September 2024 and 337.1 million as of December 2023. We believe that tangible book value per common share (tangible common shareholders’ equity divided by basic shares) is meaningful because it is a measure that we and investors use to assess capital adequacy. Tangible book value per common share is a non-GAAP measure and may not be comparable to similar non-GAAP measures used by other companies.

129	Goldman Sachs September 2024 Form 10-Q

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
The table below presents information about our funding sources.

	As of
$ in millions	September 2024		December 2023
Deposits	$445,311	36%	$428,417	36%
Collateralized financings	347,242	28%	323,564	27%
Unsecured short-term borrowings	75,371	6%	75,945	6%
Unsecured long-term borrowings	250,250	20%	241,877	21%
Total shareholders’ equity	121,200	10%	116,905	10%
Total	$1,239,374	100%	$1,186,708	100%
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

The table below presents the types and sources of deposits.

$ in millions	Savings and Demand	Time	Total
As of September 2024
Consumer	$126,642	$55,724	$182,366
Private bank	89,245	8,416	97,661
Brokered certificates of deposit	–	43,417	43,417
Deposit sweep programs	32,804	–	32,804
Transaction banking	58,884	2,173	61,057
Other	1,478	26,528	28,006
Total	$309,053	$136,258	$445,311
As of December 2023
Consumer	$120,211	$36,903	$157,114
Private bank	86,457	6,855	93,312
Brokered certificates of deposit	–	46,860	46,860
Deposit sweep programs	31,916	–	31,916
Transaction banking	68,177	3,643	71,820
Other	1,568	25,827	27,395
Total	$308,329	$120,088	$428,417
In the table above:
•Savings and demand accounts consist of money market deposit accounts, negotiable order of withdrawal accounts and demand deposit accounts that have no stated maturity or expiration date.
•Time deposits had a weighted average maturity of approximately 0.6 years as of both September 2024 and December 2023.
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
•Deposits insured by the FDIC were $243.14 billion as of September 2024 and $221.52 billion as of December 2023.
•Deposits insured by non-U.S. insurance programs were $27.33 billion as of September 2024 and $26.00 billion as of December 2023.
See Note 13 to the consolidated financial statements for further information about our deposits, including a maturity profile of our time deposits.

Goldman Sachs September 2024 Form 10-Q	130

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
We also raise financing through other types of collateralized financings, such as secured loans and notes. GS Bank USA has access to funding from the Federal Home Loan Bank. Our outstanding borrowings from the Federal Home Loan Bank were $5.04 billion as of September 2024 and we had no outstanding borrowings as of December 2023. Additionally, we have access to funding through the Federal Reserve discount window, but we do not rely on this funding in our liquidity planning and stress testing.

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
The table below presents our quarterly unsecured long-term borrowings maturity profile.

$ in millions	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
As of September 2024
2025	$–	$–	$–	$12,228	$12,228
2026	$8,639	$6,858	$8,475	$10,340	34,312
2027	$13,206	$8,830	$8,467	$11,870	42,373
2028	$11,727	$6,434	$4,837	$8,265	31,263
2029	$4,685	$11,105	$6,755	$9,047	31,592
2030 - thereafter					98,482
Total					$250,250
The weighted average maturity of our unsecured long-term borrowings as of September 2024 was approximately six years. To mitigate refinancing risk, we seek to limit the principal amount of debt maturing over the course of any monthly, quarterly, semi-annual or annual time horizon. We enter into interest rate swaps to convert a portion of our unsecured long-term borrowings into floating-rate obligations to manage our exposure to interest rates. See Note 14 to the consolidated financial statements for further information about our unsecured long-term borrowings.
Shareholders’ Equity. Shareholders’ equity is a stable and perpetual source of funding. See Note 19 to the consolidated financial statements for further information about our shareholders’ equity.

131	Goldman Sachs September 2024 Form 10-Q

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
Based on our 2024 CCAR submission, in June 2024, the FRB had preliminarily set our SCB to 6.4% for the period from October 1, 2024 through September 30, 2025. In August 2024, the FRB revised our final SCB to 6.2%, resulting in a Standardized CET1 capital ratio requirement of 13.7% beginning on October 1, 2024. See “Share Repurchase Program” for further information about common stock repurchases and dividends and “Consolidated Regulatory Capital” for further information about the global systemically important bank (G-SIB) surcharge. We published a summary of our annual DFAST results in June 2024. See “Available Information.”
GS Bank USA is required to conduct stress tests on an annual basis and publish a summary of certain results. GS Bank USA published a summary of its annual DFAST results in June 2024. See “Available Information.”

Goldman Sachs September 2024 Form 10-Q	132

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
During the third quarter of 2024, we returned a total of $1.98 billion of capital to common shareholders, including $1.00 billion of common share repurchases and $978 million of common stock dividends. The Board approved an increase in our quarterly common stock dividend from $2.75 to $3.00 per share beginning in the third quarter of 2024. Consistent with our capital management philosophy, we will continue prioritizing deployment of capital for our clients where returns are attractive and distribute any excess capital to shareholders through dividends and share repurchases, while targeting a 50 to 100 basis point buffer above our capital requirement.
We are subject to a one percent non-deductible federal excise tax (buyback tax) that is applicable to the fair market value of certain corporate share repurchases. The fair market value of share repurchases subject to the tax is reduced by the fair market value of any applicable stock issued during the calendar year, including stock issued to employees. The buyback tax did not have a material impact on our financial condition, results of operations or cash flows for either the three or nine months ended September 2024.
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

133	Goldman Sachs September 2024 Form 10-Q

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
•The external long-term debt to total leverage exposure is the 4.5% minimum.
The table below presents information about our TLAC and external long-term debt ratios.

	For the Three Months Ended or as of
	September	December
$ in millions	2024	2023
TLAC	$273,138	$278,188
External long-term debt	$149,100	$154,300
RWAs	$698,198	$692,737
Leverage exposure	$2,110,472	$1,995,756

TLAC to RWAs	39.1%	40.2%
TLAC to leverage exposure	12.9%	13.9%
External long-term debt to RWAs	21.4%	22.3%
External long-term debt to leverage exposure	7.1%	7.7%
In the table above:
•TLAC includes common and preferred stock, and eligible long-term debt issued by Group Inc. Eligible long-term debt represents unsecured debt, which has a remaining maturity of at least one year and satisfies additional requirements.
•External long-term debt consists of eligible long-term debt subject to a haircut if it is due to be paid between one and two years.

Goldman Sachs September 2024 Form 10-Q	134

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
•In accordance with the TLAC rules, the higher of Standardized or Advanced RWAs are used in the calculation of TLAC and external long-term debt ratios and applicable requirements. RWAs represent Standardized RWAs as of both September 2024 and December 2023.
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
The table below presents GSIB’s risk-based capital requirements.

	As of
	September	December
	2024	2023
Risk-based capital requirements
CET1 capital ratio	10.2%	10.1%
Tier 1 capital ratio	12.5%	12.4%
Total capital ratio	15.5%	15.4%
The table below presents information about GSIB’s risk-based capital ratios.

	As of
	September	December
$ in millions	2024	2023
Risk-based capital and risk-weighted assets
CET1 capital	$4,359	$3,936
Tier 1 capital	$4,359	$3,936
Tier 2 capital	$826	$826
Total capital	$5,185	$4,762
RWAs	$17,354	$16,546

Risk-based capital ratios
CET1 capital ratio	25.1%	23.8%
Tier 1 capital ratio	25.1%	23.8%
Total capital ratio	29.9%	28.8%

In the table above, the risk-based capital ratios as of September 2024 reflected profits that are still subject to annual audit by GSIB’s external auditors and approval by GSIB’s Board of Directors for inclusion in risk-based capital. These profits contributed 216 basis points to the CET1 capital ratio as of September 2024.
The table below presents GSIB’s leverage ratio requirement and leverage ratio.

	As of
	September	December
	2024	2023
Leverage ratio requirement	3.6%	3.6%
Leverage ratio	8.2%	7.4%
In the table above, the leverage ratio as of September 2024 reflected profits that are still subject to annual audit by GSIB’s external auditors and approval by GSIB’s Board of Directors for inclusion in risk-based capital. These profits contributed 70 basis points to the leverage ratio as of September 2024.
GSIB is subject to minimum reserve requirements at central banks in certain of the jurisdictions in which it operates. As of both September 2024 and December 2023, GSIB was in compliance with these requirements.
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
The table below presents GSBE’s risk-based capital requirements.

	As of
	September	December
	2024	2023
Risk-based capital requirements
CET1 capital ratio	10.3%	10.0%
Tier 1 capital ratio	12.3%	12.1%
Total capital ratio	15.0%	14.8%

135	Goldman Sachs September 2024 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
The table below presents information about GSBE’s risk-based capital ratios.

	As of
	September	December
$ in millions	2024	2023
Risk-based capital and risk-weighted assets
CET1 capital	$14,807	$14,212
Tier 1 capital	$14,807	$14,212
Tier 2 capital	$23	$22
Total capital	$14,830	$14,234
RWAs	$47,718	$39,797

Risk-based capital ratios
CET1 capital ratio	31.0%	35.7%
Tier 1 capital ratio	31.0%	35.7%
Total capital ratio	31.1%	35.8%
In the table above, the risk-based capital ratios as of September 2024 reflected profits that are still subject to annual audit by GSBE’s external auditors and approval by GSBE’s shareholder (GS Bank USA) for inclusion in risk-based capital. These profits contributed 138 basis points to the CET1 capital ratio as of September 2024.
The table below presents GSBE’s leverage ratio requirement and leverage ratio.

	As of
	September	December
	2024	2023
Leverage ratio requirement	3.0%	3.0%
Leverage ratio	9.4%	11.4%
In the table above, the leverage ratio as of September 2024 reflected profits that are still subject to annual audit by GSBE’s external auditors and approval by GSBE’s shareholder (GS Bank USA) for inclusion in risk-based capital. These profits contributed 42 basis points to the leverage ratio as of September 2024.
GSBE is subject to minimum reserve requirements at central banks in certain of the jurisdictions in which it operates. As of both September 2024 and December 2023, GSBE was in compliance with these requirements.
GSBE is a registered swap dealer with the CFTC and a registered security-based swap dealer with the SEC. As of both September 2024 and December 2023, GSBE was subject to and in compliance with applicable capital requirements for swap dealers and security-based swap dealers.

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
GS&Co. had regulatory net capital, as defined by Rule 15c3-1 of the SEC, of $19.41 billion as of September 2024 and $20.25 billion as of December 2023, which exceeded the greater of the minimum amounts required under Rule 15c3-1 of the SEC and Rules 1.17 and Part 23 Subpart E of the CFTC by $14.02 billion as of September 2024 and $15.07 billion as of December 2023. In addition to its alternative minimum net capital requirements, GS&Co. is also required to hold tentative net capital in excess of $5 billion and net capital in excess of $1 billion in accordance with Rule 15c3-1. GS&Co. is also required to notify the SEC in the event that its tentative net capital is less than $6 billion. As of both September 2024 and December 2023, GS&Co. had tentative net capital and net capital in excess of both the minimum and the notification requirements.
Non-U.S. Regulated Broker-Dealer Subsidiaries. Our principal non-U.S. regulated broker-dealer subsidiaries include GSI and GSJCL.
GSI, our U.K. broker-dealer, is regulated by the PRA and the FCA. GSI is subject to the U.K. capital framework, which is largely based on Basel III.
The table below presents GSI’s risk-based capital requirements.

	As of
	September	December
	2024	2023
Risk-based capital requirements
CET1 capital ratio	9.1%	9.1%
Tier 1 capital ratio	11.1%	11.0%
Total capital ratio	13.7%	13.7%

Goldman Sachs September 2024 Form 10-Q	136

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
The table below presents information about GSI’s risk-based capital ratios.

	As of
	September	December
$ in millions	2024	2023
Risk-based capital and risk-weighted assets
CET1 capital	$32,313	$32,403
Tier 1 capital	$37,813	$37,903
Tier 2 capital	$6,877	$6,877
Total capital	$44,690	$44,780
RWAs	$269,509	$257,956
Risk-based capital ratios
CET1 capital ratio	12.0%	12.6%
Tier 1 capital ratio	14.0%	14.7%
Total capital ratio	16.6%	17.4%
In the table above, the risk-based capital ratios as of September 2024 excluded GSI’s profits from April 1, 2024 through September 30, 2024, all of which are expected to be distributed as dividends in the future, subject to approval by GSI’s Board of Directors after verification by GSI’s external auditors.
The table below presents GSI’s leverage ratio requirement and leverage ratio.

	As of
	September	December
	2024	2023
Leverage ratio requirement	3.6%	3.5%
Leverage ratio	4.4%	4.9%
In the table above, the leverage ratio as of September 2024 excluded GSI’s profits from April 1, 2024 through September 30, 2024, all of which are expected to be distributed as dividends in the future, subject to approval by GSI’s Board of Directors after verification by GSI’s external auditors.
GSI is a registered swap dealer with the CFTC and a registered security-based swap dealer with the SEC. As of both September 2024 and December 2023, GSI was subject to and in compliance with applicable capital requirements for swap dealers and security-based swap dealers.
GSJCL, our Japanese broker-dealer, is regulated by Japan’s Financial Services Agency. GSJCL and certain other non-U.S. subsidiaries are also subject to capital requirements promulgated by authorities of the countries in which they operate. As of both September 2024 and December 2023, these subsidiaries were in compliance with their local capital requirements.

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
Resolution Plan. We are required by the Federal Reserve Board and the FDIC to submit a periodic plan that describes our strategy for a rapid and orderly resolution in the event of material financial distress or failure (resolution plan). In June 2024, the Federal Reserve Board and the FDIC provided feedback on our 2023 resolution plan and identified one shortcoming, other areas for additional focus to address resolution readiness and additional information required to be included in our 2025 resolution plan. In August 2024, we submitted a description of our key actions to address the shortcoming. We will submit our targeted resolution plan by July 1, 2025. See “Available Information” for information about the public portion of our resolution plan submission.
Other Matters
Narrowing our Focus on Consumer-Related Activities. During 2023, we made a strategic decision to narrow our focus with respect to consumer-related activities and took the following actions:
•We completed the sale of substantially all of the Marcus loan portfolio in 2023 (included within Asset & Wealth Management).
•We sold our Personal Financial Management (PFM) business in 2023 (included within Asset & Wealth Management).
•We sold the majority of the GreenSky loan portfolio in 2023 and, during the first quarter of 2024, completed the sale of GreenSky (included within Platform Solutions).
•During the fourth quarter of 2024, we entered into an agreement to transition the GM credit card program (included within Platform Solutions) to another issuer. The transition is expected to be completed in the third quarter of 2025.
•During the fourth quarter of 2024, we entered into an agreement to sell our seller financing loan portfolio (included within Platform Solutions). This portfolio consists of loans that were extended to small- and medium-sized retailers. The sale is expected to be completed in the fourth quarter of 2024.

137	Goldman Sachs September 2024 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
•We remain committed to supporting the products and servicing customers through the various transition arrangements for our consumer-related activities.
The table below presents the impact to pre-tax earnings of the items that we sold or have announced the decision to sell (with respect to the narrowing of our focus on consumer-related activities).

	Three Months Ended September		Nine Months Ended September
$ in millions	2024	2023	2024	2023
Marcus loan portfolio	$–	$(37)	$–	$240
PFM	–	(25)	–	(69)
GreenSky	(5)	(203)	(26)	(1,073)
GM credit card program	(376)	(81)	(494)	(174)
Seller financing loan portfolio	(34)	(4)	(77)	(24)
Total	$(415)	$(350)	$(597)	$(1,100)
In the table above, pre-tax earnings related to GreenSky, the GM credit card program and the seller financing loan portfolio were included within Platform Solutions and the pre-tax earnings related to the Marcus loan portfolio and PFM were included within Asset & Wealth Management.
We have the following remaining consumer-related activities within Platform Solutions:
•We issue credit cards to and accept deposits from Apple Card customers.
•We will continue to support existing GM customers and issue credit cards to new GM customers until the transition of the GM credit card program to another issuer is completed.
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

Off-Balance Sheet Arrangement	Disclosure in Form 10-Q
Variable interests and other obligations, including contingent obligations, arising from variable interests in nonconsolidated variable interest entities	See Note 17 to the consolidated financial statements.
Guarantees, and lending and other commitments	See Note 18 to the consolidated financial statements.
Derivatives	See “Risk Management — Credit Risk Management — Credit Exposures — OTC Derivatives” and Notes 4, 5, 7 and 18 to the consolidated financial statements.

Goldman Sachs September 2024 Form 10-Q	138

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

139	Goldman Sachs September 2024 Form 10-Q

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

Goldman Sachs September 2024 Form 10-Q	140

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

141	Goldman Sachs September 2024 Form 10-Q

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
•Firmwide New Activity Committee. The Firmwide New Activity Committee is responsible for reviewing new activities and may review previously approved activities that are significant and/or that have changed in complexity and/or structure or present different reputational and suitability concerns over time to consider whether these activities remain appropriate. This committee is chaired by our controller and chief accounting officer, who is appointed as chair by the chairs of the Firmwide Enterprise Risk Committee.

•Firmwide Technology Risk Committee. The Firmwide Technology Risk Committee is responsible for reviewing matters related to the design, development, deployment and use of technology. This committee oversees cybersecurity matters, as well as technology risk management frameworks and methodologies, and monitors their effectiveness. This committee is co-chaired by our CISO and our chief technology officer, who are appointed as chairs by the chairs of the Firmwide Enterprise Risk Committee. To assist the Firmwide Technology Risk Committee in carrying out its mandate, the Firmwide Artificial Intelligence Risk and Controls Committee, which oversees risks associated with the use of artificial intelligence (AI), reports to the Firmwide Technology Risk Committee.
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

Goldman Sachs September 2024 Form 10-Q	142

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
Firmwide Commitments Committee. The Firmwide Commitments Committee reviews our underwriting and distribution activities with respect to equity and equity-related product offerings, and sets and maintains policies and procedures designed to ensure that legal, reputational, regulatory and business standards are maintained on a global basis. In addition to reviewing specific transactions, this committee periodically conducts general strategic reviews of sectors and products and establishes policies in connection with transaction practices. This committee is co-chaired by our chief equity underwriting officer for the Americas, head of our Financial Institutions Group in the Americas, and a co-head of our Global Investment Grade Capital Markets and Risk Management Group in Global Banking & Markets, who are appointed as chairs by the chair of the Firmwide Risk Appetite Committee.
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

143	Goldman Sachs September 2024 Form 10-Q

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

Goldman Sachs September 2024 Form 10-Q	144

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
Group Inc. has provided substantial amounts of equity and subordinated indebtedness, directly or indirectly, to its regulated subsidiaries. For example, as of September 2024, Group Inc. had $37.64 billion of equity and subordinated indebtedness invested in GS&Co., its principal U.S. registered broker-dealer; $48.96 billion invested in GSI, a regulated U.K. broker-dealer; $2.33 billion invested in GSJCL, a regulated Japanese broker-dealer; $61.12 billion invested in GS Bank USA, a regulated New York State-chartered bank; and $5.29 billion invested in GSIB, a regulated U.K. bank. Group Inc. also provides financing, directly or indirectly, in the form of: $143.50 billion of unsubordinated loans (including secured loans of $49.11 billion) and $28.12 billion of collateral and cash deposits to these entities as of September 2024. In addition, as of September 2024, Group Inc. had significant amounts of capital invested in and loans to its other regulated subsidiaries.

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

145	Goldman Sachs September 2024 Form 10-Q

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
GCLA and Unencumbered Metrics
GCLA. Based on the results of our internal liquidity risk models, described above, as well as our consideration of other factors, including, but not limited to, a qualitative assessment of our condition, as well as the financial markets, we believe our liquidity position as of both September 2024 and December 2023 was appropriate. We strictly limit our GCLA to a narrowly defined list of securities and cash because they are highly liquid, even in a difficult funding environment. We do not include other potential sources of excess liquidity in our GCLA, such as less liquid unencumbered securities or committed credit facilities.

Goldman Sachs September 2024 Form 10-Q	146

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
The table below presents information about our GCLA.

	Average for the Three Months Ended
	September	June
$ in millions	2024	2024
Denomination
U.S. dollar	$315,587	$286,084
Non-U.S. dollar	131,781	137,842
Total	$447,368	$423,926

Asset Class
Overnight cash deposits	$177,539	$194,005
U.S. government obligations	176,672	154,696
U.S. agency obligations	38,501	23,763
Non-U.S. government obligations	54,656	51,462
Total	$447,368	$423,926

Entity Type
Group Inc. and Funding IHC	$77,037	$64,537
Major broker-dealer subsidiaries	118,216	117,440
Major bank subsidiaries	252,115	241,949
Total	$447,368	$423,926
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

Other Unencumbered Assets. In addition to our GCLA, we have a significant amount of other unencumbered cash and financial instruments, including other government obligations, high-grade money market securities, corporate obligations, marginable equities, loans and cash deposits not included in our GCLA. The fair value of our unencumbered assets averaged $290.14 billion for the three months ended September 2024 and $290.80 billion for the three months ended June 2024. We do not consider these assets liquid enough to be eligible for our GCLA.
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
The table below presents information about our average daily LCR.

	Average for the Three Months Ended
	September	June
$ in millions	2024	2024
Total HQLA	$434,256	$411,413
Eligible HQLA	$369,119	$339,477
Net cash outflows	$277,825	$269,661
LCR	133%	126%
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
The table below presents information about our average daily NSFR.

	Average for the Three Months Ended
	September	June
$ in millions	2024	2024
Total ASF	$673,860	$657,768
Total RSF	$577,525	$573,534
NSFR	117%	115%
In the table above, our average quarterly NSFR represents the average of our daily NSFRs during the quarter.

147	Goldman Sachs September 2024 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
The following provides information about our subsidiary liquidity regulatory requirements:
•GS Bank USA. GS Bank USA is subject to a minimum LCR of 100% under the LCR rule approved by the U.S. federal bank regulatory agencies. As of September 2024, GS Bank USA’s LCR exceeded the minimum requirement. The NSFR requirement described above also applies to GS Bank USA. As of September 2024, GS Bank USA’s NSFR exceeded the minimum requirement.
•GSI and GSIB. GSI and GSIB are subject to a minimum LCR of 100% under the LCR rule approved by the U.K. regulatory authorities. GSI’s and GSIB’s average monthly LCR for the trailing twelve-month period ended September 2024 exceeded the minimum requirement. GSI and GSIB are subject to the applicable NSFR requirement in the U.K. As of September 2024, both GSI’s and GSIB’s NSFR exceeded the minimum requirement.
•GSBE. GSBE is subject to a minimum LCR of 100% under the LCR rule approved by the European Parliament and Council. GSBE’s average monthly LCR for the trailing twelve-month period ended September 2024 exceeded the minimum requirement. GSBE is subject to the applicable NSFR requirement in the E.U. As of September 2024, GSBE’s NSFR exceeded the minimum requirement.
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

As of September 2024
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
•The DBRS, Fitch, Moody’s and S&P ratings for preferred stock include the APEX issued by Goldman Sachs Capital II and Goldman Sachs Capital III.
The table below presents the unsecured credit ratings and outlook of GS Bank USA, GSIB, GSBE, GS&Co. and GSI.

As of September 2024
	Fitch	Moody’s	S&P
GS Bank USA
Short-term debt	F1	P-1	A-1
Long-term debt	A+	A1	A+
Short-term bank deposits	F1+	P-1	N/A
Long-term bank deposits	AA-	A1	N/A
Ratings outlook	Stable	Stable	Stable
GSIB
Short-term debt	F1	P-1	A-1
Long-term debt	A+	A1	A+
Short-term bank deposits	F1	P-1	N/A
Long-term bank deposits	A+	A1	N/A
Ratings outlook	Stable	Stable	Stable
GSBE
Short-term debt	F1	P-1	A-1
Long-term debt	A+	A1	A+
Short-term bank deposits	N/A	P-1	N/A
Long-term bank deposits	N/A	A1	N/A
Ratings outlook	Stable	Stable	Stable
GS&Co.
Short-term debt	F1	N/A	A-1
Long-term debt	A+	N/A	A+
Ratings outlook	Stable	N/A	Stable
GSI
Short-term debt	F1	P-1	A-1
Long-term debt	A+	A1	A+
Ratings outlook	Stable	Stable	Stable

Goldman Sachs September 2024 Form 10-Q	148

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
Nine Months Ended September 2024. Our cash and cash equivalents decreased by $86.89 billion to $154.69 billion at the end of the third quarter of 2024, primarily due to net cash used for operating and investing activities, partially offset by net cash provided by financing activities. The net cash used for operating activities primarily reflected cash outflows from trading assets, partially offset by cash inflows from collateralized transactions (reflecting a decrease in collateralized agreements and an increase in collateralized financings), trading liabilities and net earnings. The net cash used for investing activities primarily reflected net purchases of investments (primarily U.S. government and agency obligations accounted for as available-for-sale and held-to-maturity securities). The net cash provided by financing activities primarily reflected cash inflows from deposits (reflecting an increase in consumer deposits, partially offset by a decrease in transaction banking deposits) and cash inflows from other secured financings, partially offset by net repayments of unsecured long-term borrowings.
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

149	Goldman Sachs September 2024 Form 10-Q

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

Goldman Sachs September 2024 Form 10-Q	150

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

151	Goldman Sachs September 2024 Form 10-Q

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
The table below presents our average daily VaR.

				Nine Months Ended September
	Three Months Ended
	September	June	September
$ in millions	2024	2024	2023	2024	2023
Categories
Interest rates	$75	$81	$88	$81	$99
Equity prices	39	33	28	34	29
Currency rates	26	30	19	25	26
Commodity prices	20	18	18	18	19
Diversification effect	(68)	(71)	(66)	(68)	(72)
Total	$92	$91	$87	$90	$101
Our average daily VaR of $92 million for the three months ended September 2024 was essentially unchanged compared with the three months ended June 2024. Increases in the equity prices and commodity prices categories and a decrease in the diversification effect were largely offset by decreases in the interest rates and currency rates categories.
Our average daily VaR increased to $92 million for the three months ended September 2024 from $87 million for the three months ended September 2023, primarily due to increased exposures. The total increase was primarily driven by increases in the equity prices and currency rates categories, partially offset by a decrease in the interest rates category.

Goldman Sachs September 2024 Form 10-Q	152

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
Our average daily VaR decreased to $90 million for the nine months ended September 2024 from $101 million for the nine months ended September 2023, due to lower levels of volatility, partially offset by increased exposures. The total decrease was primarily driven by a decrease in the interest rates category, partially offset by an increase in the equity prices category and a decrease in the diversification effect.
The table below presents our period-end VaR.

	As of
	September	June	September
$ in millions	2024	2024	2023
Categories
Interest rates	$74	$66	$78
Equity prices	38	39	24
Currency rates	26	33	18
Commodity prices	22	22	19
Diversification effect	(70)	(78)	(54)
Total	$90	$82	$85
Our period-end VaR increased to $90 million as of September 2024 from $82 million as of June 2024, due to increased exposures, partially offset by lower levels of volatility. The total increase was primarily driven by an increase in the interest rates category and a decrease in the diversification effect, partially offset by a decrease in the currency rates category.
Our period-end VaR increased to $90 million as of September 2024 from $85 million as of September 2023, due to increased exposures, partially offset by lower levels of volatility. The total increase was driven by increases in the equity prices, currency rates and commodity prices categories, partially offset by an increase in the diversification effect and a decrease in the interest rates category.
During the nine months ended September 2024, there was a permanent increase to the firmwide VaR risk limit due to higher levels of volatility and increased exposures. The firmwide VaR risk limit was not exceeded during this period. During 2023, the firmwide VaR risk limit was not exceeded and there were no permanent changes to the firmwide VaR risk limit. However, the firmwide VaR risk limit was temporarily changed on four occasions as a result of changes in the market environment in the first half of 2023.
The table below presents our high and low VaR.

	Three Months Ended
	September 2024		June 2024		September 2023
$ in millions	High	Low	High	Low	High	Low
Categories
Interest rates	$92	$57	$105	$66	$111	$78
Equity prices	$61	$31	$46	$26	$49	$23
Currency rates	$38	$13	$40	$15	$26	$14
Commodity prices	$23	$18	$23	$15	$23	$15
Firmwide
VaR	$109	$77	$105	$82	$102	$79
The chart below presents our daily VaR for the nine months ended September 2024.
The table below presents, by number of business days, the frequency distribution of our daily net revenues for positions included in VaR.

	Three Months Ended September		Nine Months Ended September
$ in millions	2024	2023	2024	2023
>$100	13	13	47	47
$75 – $100	12	13	31	32
$50 – $75	12	12	45	40
$25 – $50	13	19	35	34
$0 – $25	10	4	20	14
$(25) – $0	1	2	6	16
$(50) – $(25)	1	–	2	2
$(75) – $(50)	–	–	–	1
$(100) – $(75)	–	–	–	–
<$(100)	2	–	2	1
Total	64	63	188	187
Daily net revenues for positions included in VaR are compared with VaR calculated as of the end of the prior business day. Net losses incurred on a single day for such positions exceeded our 95% one-day VaR (i.e., a VaR exception) on two occasions during the three and nine months ended September 2024. There were no VaR exceptions during the three months ended September 2023 and there was one VaR exception during the nine months ended September 2023.
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

153	Goldman Sachs September 2024 Form 10-Q

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

	As of
	September	June	September
$ in millions	2024	2024	2023
Equity	$1,545	$1,550	$1,528
Debt	1,991	2,004	2,662
Total	$3,536	$3,554	$4,190
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
•Debt positions include mezzanine and senior debt, and corporate and real estate loans, substantially all of which are included within Asset & Wealth Management. Debt positions also included approximately $1.7 billion as of September 2024 and $1.9 billion as of June 2024 of GM co-branded credit card loans, and approximately $6.0 billion as of September 2023 of GreenSky loans that were classified as held for sale. These held for sale loans were included within Platform Solutions.
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

Credit and Funding Spread Sensitivity on Derivatives and Financial Liabilities. VaR excludes the impact of changes in counterparty credit spreads, our own credit spreads and unsecured funding spreads on derivatives, as well as changes in our own credit spreads (debt valuation adjustment) on financial liabilities for which the fair value option was elected. The estimated sensitivity to a one basis point increase in credit spreads (counterparty and our own) and unsecured funding spreads on derivatives (including hedges) was a loss of $2 million as of September 2024 and $1 million as of June 2024. In addition, the estimated sensitivity to a one basis point increase in our own credit spreads on financial liabilities for which the fair value option was elected was a gain of $45 million as of September 2024 and $43 million as of June 2024. However, the actual net impact of a change in our own credit spreads is also affected by the liquidity, duration and convexity (as the sensitivity is not linear to changes in yields) of those financial liabilities for which the fair value option was elected, as well as the relative performance of any hedges undertaken.
Earnings-at-Risk. The table below presents the impact of a parallel shift in rates on our net revenues and preferred stock dividends over the next 12 months relative to the baseline scenario.

	As of
	September	June
$ in millions	2024	2024
+100 basis points parallel shift in rates	$125	$201
-100 basis points parallel shift in rates	$(180)	$(298)
+200 basis points parallel shift in rates	$165	$362
-200 basis points parallel shift in rates	$(357)	$(599)
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

Goldman Sachs September 2024 Form 10-Q	154

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

155	Goldman Sachs September 2024 Form 10-Q

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

Goldman Sachs September 2024 Form 10-Q	156

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
Credit Exposures
As of September 2024, our aggregate credit exposure decreased compared with December 2023, primarily reflecting a decrease in cash deposits with central banks, partially offset by an increase in loans and lending commitments. The percentage of our credit exposures arising from non-investment-grade counterparties (based on our internally determined public rating agency equivalents) increased compared with December 2023, primarily reflecting a decrease in investment-grade credit exposure related to cash deposits with central banks. Our credit exposures are described further below.
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

	As of
	September	December
$ in millions	2024	2023
Cash and Cash Equivalents	$140,036	$224,493

Industry
Financial Institutions	16%	9%
Sovereign	84%	91%
Total	100%	100%

Region
Americas	60%	50%
EMEA	30%	34%
Asia	10%	16%
Total	100%	100%

Credit Quality (Credit Rating Equivalent)
AAA	75%	65%
AA	7%	15%
A	17%	20%
BBB	1%	–
Total	100%	100%
The table above excludes cash segregated for regulatory and other purposes of $14.65 billion as of September 2024 and $17.08 billion as of December 2023.
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
The table below presents our net credit exposure from OTC derivatives and the concentration by industry and region.

	As of
	September	December
$ in millions	2024	2023
OTC derivative assets	$41,561	$42,950
Collateral (not netted under U.S. GAAP)	(15,525)	(14,420)
Net credit exposure	$26,036	$28,530
Industry
Consumer & Retail	4%	3%
Diversified Industrials	11%	11%
Financial Institutions	17%	21%
Funds	23%	20%
Healthcare	3%	2%
Municipalities & Nonprofit	3%	4%
Natural Resources & Utilities	16%	17%
Sovereign	10%	14%
Technology, Media & Telecommunications	8%	6%
Other (including Special Purpose Vehicles)	5%	2%
Total	100%	100%
Region
Americas	44%	48%
EMEA	49%	45%
Asia	7%	7%
Total	100%	100%
Our credit exposure (before any potential recoveries) to OTC derivative counterparties that defaulted during the nine months ended September 2024 remained low, representing less than 2% of our total credit exposure from OTC derivatives.
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

157	Goldman Sachs September 2024 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
The table below presents the distribution of our net credit exposure from OTC derivatives by tenor.

$ in millions	Investment- Grade	Non-Investment- Grade / Unrated	Total
As of September 2024
Less than 1 year	$15,715	$8,111	$23,826
1 – 5 years	19,079	5,864	24,943
Greater than 5 years	50,332	3,514	53,846
Total	85,126	17,489	102,615
Netting	(69,061)	(7,518)	(76,579)
Net credit exposure	$16,065	$9,971	$26,036
As of December 2023
Less than 1 year	$19,314	$7,700	$27,014
1 – 5 years	19,673	6,331	26,004
Greater than 5 years	51,944	3,999	55,943
Total	90,931	18,030	108,961
Netting	(72,412)	(8,019)	(80,431)
Net credit exposure	$18,519	$10,011	$28,530
In the table above:
•Tenor is based on remaining contractual maturity for substantially all OTC derivative assets.
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

	Investment-Grade
$ in millions	AAA	AA	A	BBB	Total
As of September 2024
Less than 1 year	$388	$2,547	$6,220	$6,560	$15,715
1 – 5 years	815	4,874	7,798	5,592	19,079
Greater than 5 years	2,147	14,280	18,435	15,470	50,332
Total	3,350	21,701	32,453	27,622	85,126
Netting	(1,402)	(19,453)	(28,016)	(20,190)	(69,061)
Net credit exposure	$1,948	$2,248	$4,437	$7,432	$16,065
As of December 2023
Less than 1 year	$583	$4,383	$7,718	$6,630	$19,314
1 – 5 years	1,226	4,850	6,755	6,842	19,673
Greater than 5 years	5,963	13,417	15,507	17,057	51,944
Total	7,772	22,650	29,980	30,529	90,931
Netting	(5,308)	(18,364)	(25,470)	(23,270)	(72,412)
Net credit exposure	$2,464	$4,286	$4,510	$7,259	$18,519
			Non-Investment-Grade / Unrated
$ in millions			≤ BB	Unrated	Total
As of September 2024
Less than 1 year			$7,293	$818	$8,111
1 – 5 years			5,835	29	5,864
Greater than 5 years			3,380	134	3,514
Total			16,508	981	17,489
Netting			(7,447)	(71)	(7,518)
Net credit exposure			$9,061	$910	$9,971
As of December 2023
Less than 1 year			$7,274	$426	$7,700
1 – 5 years			6,244	87	6,331
Greater than 5 years			3,887	112	3,999
Total			17,405	625	18,030
Netting			(7,975)	(44)	(8,019)
Net credit exposure			$9,430	$581	$10,011
Lending Activities. We manage our lending activities using the credit risk process, measures, limits and risk mitigants described above. Other lending positions, including secondary trading positions, are risk-managed as a component of market risk.
The table below presents our loans and lending commitments.

$ in millions	Loans	Lending Commitments	Total
As of September 2024
Corporate	$32,819	$166,081	$198,900
Commercial real estate	28,413	3,994	32,407
Residential real estate	25,018	2,241	27,259
Securities-based	16,014	1,535	17,549
Other collateralized	72,696	30,230	102,926
Consumer:
Installment	196	–	196
Credit cards	19,908	77,446	97,354
Other	1,437	775	2,212
Total	$196,501	$282,302	$478,803
Allowance for loan losses	$(4,752)	$(697)	$(5,449)
As of December 2023
Corporate	$35,874	$144,463	$180,337
Commercial real estate	26,028	3,440	29,468
Residential real estate	25,388	1,471	26,859
Securities-based	14,621	691	15,312
Other collateralized	62,225	23,731	85,956
Consumer:
Installment	3,298	2,250	5,548
Credit cards	19,361	70,824	90,185
Other	1,613	888	2,501
Total	$188,408	$247,758	$436,166
Allowance for loan losses	$(5,050)	$(620)	$(5,670)
In the table above, lending commitments excluded $5.40 billion as of September 2024 and $5.81 billion as of December 2023 related to issued letters of credit which are classified as guarantees in our consolidated financial statements. See Note 18 to the consolidated financial statements for further information about guarantees.
See Note 9 to the consolidated financial statements for information about net charge-offs on wholesale and consumer loans, as well as past due and nonaccrual loans accounted for at amortized cost.

Goldman Sachs September 2024 Form 10-Q	158

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

$ in millions	Loans	Lending Commitments	Total
As of September 2024
Corporate	$32,819	$166,081	$198,900

Industry
Consumer & Retail	10%	15%	14%
Diversified Industrials	18%	19%	19%
Financial Institutions	9%	10%	10%
Funds	4%	2%	3%
Healthcare	9%	10%	10%
Natural Resources & Utilities	9%	16%	15%
Real Estate	14%	5%	6%
Technology, Media & Telecommunications	23%	21%	21%
Other (including Special Purpose Vehicles)	4%	2%	2%
Total	100%	100%	100%

Region
Americas	66%	75%	73%
EMEA	26%	24%	24%
Asia	8%	1%	3%
Total	100%	100%	100%

Credit Quality (Credit Rating Equivalent)
AAA	–	2%	1%
AA	1%	4%	4%
A	4%	19%	16%
BBB	23%	38%	36%
BB or lower	72%	37%	43%
Total	100%	100%	100%

As of December 2023
Corporate	$35,874	$144,463	$180,337

Industry
Consumer & Retail	11%	13%	12%
Diversified Industrials	17%	20%	20%
Financial Institutions	8%	9%	9%
Funds	4%	3%	3%
Healthcare	9%	11%	10%
Natural Resources & Utilities	8%	18%	16%
Real Estate	13%	5%	7%
Technology, Media & Telecommunications	25%	20%	21%
Other (including Special Purpose Vehicles)	5%	1%	2%
Total	100%	100%	100%

Region
Americas	63%	77%	74%
EMEA	29%	22%	23%
Asia	8%	1%	3%
Total	100%	100%	100%

Credit Quality (Credit Rating Equivalent)
AAA	–	1%	1%
AA	1%	5%	4%
A	5%	20%	17%
BBB	20%	41%	37%
BB or lower	74%	33%	41%
Total	100%	100%	100%
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

$ in millions	Loans	Lending Commitments	Total
As of September 2024
Commercial Real Estate	$28,413	$3,994	$32,407

Region
Americas	78%	82%	78%
EMEA	19%	18%	19%
Asia	3%	–	3%
Total	100%	100%	100%

Credit Quality (Credit Rating Equivalent)
Investment-grade	52%	57%	52%
Non-investment-grade	47%	41%	47%
Unrated	1%	2%	1%
Total	100%	100%	100%

As of December 2023
Commercial Real Estate	$26,028	$3,440	$29,468

Region
Americas	80%	74%	79%
EMEA	17%	25%	18%
Asia	3%	1%	3%
Total	100%	100%	100%

Credit Quality (Credit Rating Equivalent)
Investment-grade	47%	46%	47%
Non-investment-grade	52%	54%	52%
Unrated	1%	–	1%
Total	100%	100%	100%
In the table above:
•The concentration of loans and lending commitments by asset class as of September 2024 was 51% for warehouse and other indirect, 11% for multifamily, 7% for industrials, 6% for hospitality, 5% for office, 3% for mixed use and 17% for other asset classes. The concentration of loans and lending commitments by asset class as of December 2023 was 42% for warehouse and other indirect, 13% for multifamily, 12% for industrials, 7% for office, 7% for hospitality, 7% for mixed use and 12% for other asset classes.
•The net charge-off ratio for commercial real estate loans was 0.3% for the nine months ended September 2024. The net charge-off ratio is calculated by dividing annualized net charge-offs by average gross loans accounted for at amortized cost.

159	Goldman Sachs September 2024 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
In addition, we also have credit exposure to commercial real estate loans held for securitization of $798 million as of September 2024 and $119 million as of December 2023. Such loans are included in trading assets in our consolidated balance sheets.
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

$ in millions	Loans	Lending Commitments	Total
As of September 2024
Residential Real Estate	$25,018	$2,241	$27,259

Region
Americas	95%	100%	95%
EMEA	4%	–	4%
Asia	1%	–	1%
Total	100%	100%	100%

Credit Quality (Credit Rating Equivalent)
Investment-grade	38%	32%	37%
Non-investment-grade	14%	47%	17%
Other metrics	48%	21%	46%
Total	100%	100%	100%

As of December 2023
Residential Real Estate	$25,388	$1,471	$26,859

Region
Americas	95%	93%	95%
EMEA	4%	7%	4%
Asia	1%	–	1%
Total	100%	100%	100%

Credit Quality (Credit Rating Equivalent)
Investment-grade	42%	56%	43%
Non-investment-grade	13%	25%	13%
Other metrics	45%	16%	43%
Unrated	–	3%	1%
Total	100%	100%	100%

In the table above:
•Credit exposure included loans and lending commitments of $14.21 billion as of September 2024 and $14.45 billion as of December 2023 which are extended to clients who warehouse assets that are directly or indirectly secured by residential real estate.
•Substantially all residential real estate loans included in the other metrics category consists of loans extended to wealth management clients. As of both September 2024 and December 2023, substantially all of such loans had a loan-to-value ratio of less than 80% and were performing in accordance with the contractual terms. Additionally, as of both September 2024 and December 2023, the vast majority of such loans had a FICO credit score of greater than 740.
In addition, we also have credit exposure to residential real estate loans held for securitization of $8.94 billion as of September 2024 and $7.65 billion as of December 2023. Such loans are included in trading assets in our consolidated balance sheets.

Goldman Sachs September 2024 Form 10-Q	160

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
Securities-Based. Securities-based includes loans and lending commitments that are secured by stocks, bonds, mutual funds, and exchange-traded funds. These loans and commitments are primarily extended to our wealth management clients and used for purposes other than purchasing, carrying or trading margin stocks. Securities-based loans require borrowers to post additional collateral on a daily basis (daily margin requirement) based on changes in the underlying collateral’s fair value.
The table below presents our credit exposure from securities-based loans and lending commitments, and the concentration by region, internally determined public rating agency equivalents and other credit metrics.

$ in millions	Loans	Lending Commitments	Total
As of September 2024
Securities-based	$16,014	$1,535	$17,549

Region
Americas	75%	49%	73%
EMEA	25%	51%	27%
Total	100%	100%	100%

Credit Quality (Credit Rating Equivalent)
Investment-grade	76%	62%	75%
Non-investment-grade	2%	–	2%
Other metrics	22%	38%	23%
Total	100%	100%	100%

As of December 2023
Securities-based	$14,621	$691	$15,312

Region
Americas	79%	98%	80%
EMEA	20%	2%	19%
Asia	1%	–	1%
Total	100%	100%	100%

Credit Quality (Credit Rating Equivalent)
Investment-grade	75%	25%	73%
Non-investment-grade	4%	2%	4%
Other metrics	21%	73%	23%
Total	100%	100%	100%
In the table above, the vast majority of securities-based loans included in the other metrics category had a loan-to-value ratio of less than 80% and were performing in accordance with the contractual terms as of both September 2024 and December 2023.

Other Collateralized. Other collateralized includes loans and lending commitments that are backed by specific collateral (other than securities-based loans where there is a daily margin requirement and real estate loans). Such loans and lending commitments are extended to clients who warehouse assets that are directly or indirectly secured by corporate loans, consumer loans and other assets. Other collateralized also includes loans and lending commitments to investment funds (managed by third parties) that are collateralized by capital commitments of the funds’ investors or assets held by the fund, as well as other secured loans and lending commitments extended to our wealth management and corporate clients.
The table below presents our credit exposure from other collateralized loans and lending commitments, and the concentration by region, internally determined public rating agency equivalents and other credit metrics.

$ in millions	Loans	Lending Commitments	Total
As of September 2024
Other Collateralized	$72,696	$30,230	$102,926

Region
Americas	84%	90%	86%
EMEA	15%	8%	12%
Asia	1%	2%	2%
Total	100%	100%	100%

Credit Quality (Credit Rating Equivalent)
Investment-grade	85%	86%	85%
Non-investment-grade	14%	13%	14%
Unrated	1%	1%	1%
Total	100%	100%	100%

As of December 2023
Other Collateralized	$62,225	$23,731	$85,956

Region
Americas	89%	94%	90%
EMEA	10%	5%	9%
Asia	1%	1%	1%
Total	100%	100%	100%

Credit Quality (Credit Rating Equivalent)
Investment-grade	78%	80%	79%
Non-investment-grade	21%	18%	20%
Unrated	1%	2%	1%
Total	100%	100%	100%
In the table above, credit exposure included loans and lending commitments extended to clients who warehouse assets of $30.44 billion as of September 2024 and $21.78 billion as of December 2023.

161	Goldman Sachs September 2024 Form 10-Q

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

$ in millions	Credit Cards
As of September 2024
Loans, gross	$19,908

California	17%
Texas	9%
Florida	9%
New York	8%
Illinois	4%
Other	53%
Total	100%

As of December 2023
Loans, gross	$19,361

California	17%
Texas	9%
Florida	8%
New York	8%
Illinois	4%
Other	54%
Total	100%

$ in millions	Installment
As of September 2024
Loans, gross	$196

New Jersey	20%
California	15%
New York	13%
Florida	10%
Minnesota	7%
Other	35%
Total	100%

As of December 2023
Loans, gross	$3,298

California	8%
Texas	8%
Florida	7%
New York	5%
New Jersey	5%
Other	67%
Total	100%
In addition, we had credit exposure of $2.25 billion as of December 2023 related to our commitments to extend unsecured installment loans to consumers.
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

$ in millions	Loans	Lending Commitments	Total
As of September 2024
Other	$1,437	$775	$2,212
Region
Americas	96%	95%	96%
EMEA	4%	5%	4%
Total	100%	100%	100%
Credit Quality (Credit Rating Equivalent)
Investment-grade	81%	66%	76%
Non-investment-grade	10%	18%	13%
Other metrics	9%	16%	11%
Total	100%	100%	100%
As of December 2023
Other	$1,613	$888	$2,501
Region
Americas	97%	100%	98%
EMEA	3%	–	2%
Total	100%	100%	100%
Credit Quality (Credit Rating Equivalent)
Investment-grade	61%	87%	70%
Non-investment-grade	9%	13%	11%
Other metrics	30%	–	19%
Total	100%	100%	100%
In the table above, other metrics primarily includes consumer and credit card loans purchased by us. Our risk assessment process for such loans includes reviewing certain key metrics, such as expected cash flows, delinquency status and other risk factors.
In addition, we also have credit exposure to other loans held for securitization of $1.10 billion as of September 2024 and $1.22 billion as of December 2023. Such loans are included in trading assets in our consolidated balance sheets.
Credit Hedges. We seek to mitigate the credit risk associated with our lending activities by obtaining credit protection on certain loans and lending commitments through credit default swaps, both single-name and index-based contracts, and through the issuance of credit-linked notes.

Goldman Sachs September 2024 Form 10-Q	162

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

	As of
	September	December
$ in millions	2024	2023
Securities Financing Transactions	$42,499	$40,201

Industry
Financial Institutions	33%	30%
Funds	28%	33%
Municipalities & Nonprofit	8%	7%
Sovereign	31%	29%
Other (including Special Purpose Vehicles)	–	1%
Total	100%	100%

Region
Americas	43%	45%
EMEA	21%	38%
Asia	36%	17%
Total	100%	100%

Credit Quality (Credit Rating Equivalent)
AAA	20%	14%
AA	23%	31%
A	42%	38%
BBB	9%	7%
BB or lower	6%	10%
Total	100%	100%
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

	As of
	September	December
$ in millions	2024	2023
Other Credit Exposures	$48,779	$50,820

Industry
Financial Institutions	72%	80%
Funds	18%	13%
Other (including Special Purpose Vehicles)	10%	7%
Total	100%	100%

Region
Americas	43%	35%
EMEA	44%	54%
Asia	13%	11%
Total	100%	100%

Credit Quality (Credit Rating Equivalent)
AAA	3%	2%
AA	43%	57%
A	26%	26%
BBB	8%	6%
BB or lower	18%	8%
Unrated	2%	1%
Total	100%	100%
The table above reflects collateral that we consider when determining credit risk.

163	Goldman Sachs September 2024 Form 10-Q

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
Country Exposures. The Russian invasion of Ukraine has negatively affected the global economy and increased macroeconomic uncertainty. Our total credit exposure to Ukrainian counterparties or borrowers was not material as of September 2024. Our total market exposure to Ukrainian issuers as of September 2024 was $108 million, primarily to sovereign issuers. Such exposure consisted of $117 million related to debt and $(9) million related to credit derivatives. Our credit exposure to Russian counterparties or borrowers and our market exposure to Russian issuers was not material as of September 2024. See “Risk Factors” in Part I, Item 1A of the 2023 Form 10-K for further information about our risks related to Russia’s invasion of Ukraine.
Economic challenges persist for the Argentine government given uncertainty relating to its fiscal and economic policies. As of September 2024, our total credit exposure to Argentinian counterparties or borrowers was not material. Our total market exposure to Argentinian issuers as of September 2024 was $126 million, primarily to non-sovereign issuers. Such exposure consisted of $47 million related to debt, $10 million related to credit derivatives and $69 million related to equities.
In addition, economic and/or political uncertainties in Ethiopia, Lebanon and Venezuela have led to concerns about their financial stability. Our credit exposure to counterparties or borrowers and our market exposure to issuers relating to each of these countries was not material as of September 2024.
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

Goldman Sachs September 2024 Form 10-Q	164

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

165	Goldman Sachs September 2024 Form 10-Q

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

Goldman Sachs September 2024 Form 10-Q	166

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
During the first nine months of 2024, we did not identify any cybersecurity threats that have materially affected or are reasonably likely to materially affect our business strategy, results of operations or financial condition. Technology Risk monitors cybersecurity threats and risks from information security and cybersecurity matters on an ongoing basis, and allocates resources and directs operations in a manner designed to mitigate those risks. For example, in response to the proliferation of ransomware attacks reported globally over the past year, we have emphasized phishing training for our employees and allocated additional resources for business continuity. However, despite these efforts, we cannot eliminate all cybersecurity risks or provide assurances that we have not had occurrences of undetected cybersecurity incidents.
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
In addition, we have a series of committees that oversee the implementation of our cybersecurity risk management strategy and framework. These committees are informed about cybersecurity incidents and risks by designated members of Technology Risk, who periodically report to these committees about the Cybersecurity Program, including the efforts of the Technology Risk teams to prevent, detect, mitigate and remediate incidents and threats. These committees enable formal escalation and reporting of risks, and our CISO and other members of Technology Risk provide regular briefings to these committees.
The Firmwide Technology Risk Committee is responsible for reviewing matters related to the design, development, deployment and use of technology. This committee oversees cybersecurity matters, as well as technology risk management frameworks and methodologies, and monitors their effectiveness. This committee is co-chaired by our CISO and our chief technology officer, and reports to the Firmwide Enterprise Risk Committee. To assist the Firmwide Technology Risk Committee in carrying out its mandate, the Firmwide Artificial Intelligence Risk and Controls Committee, which oversees risks associated with the use of AI, reports to the Firmwide Technology Risk Committee. See “Overview and Structure of Risk Management” for further information about this committee.
The Digital Risk Office Steering Group oversees Engineering risk decisions, monitors control performance and reviews approaches to comply with current and emerging regulation applicable to Engineering. This steering group is chaired by our CISO, and reports to the Firmwide Technology Risk Committee.
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

167	Goldman Sachs September 2024 Form 10-Q

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
Our process for managing capital risk also includes independent oversight by Risk that assesses our capital management framework, regulatory capital policies and related interpretations and escalates certain interpretations to senior management and/or the appropriate risk committee. This oversight includes, among other things, independent review and challenge of our capital ratio targets, planned capital actions and regulatory capital calculations; analysis of the related documentation; independent testing; and an assessment of the appropriateness of the calculations and their alignment with the relevant regulatory capital rules.

Goldman Sachs September 2024 Form 10-Q	168

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

169	Goldman Sachs September 2024 Form 10-Q

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

Goldman Sachs September 2024 Form 10-Q	170

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
These statements may relate to, among other things, (i) our future plans and results, including our target ROE, ROTE, efficiency ratio, CET1 capital ratio and total credit alternative assets, and how they can be achieved, (ii) trends in or growth opportunities for our businesses, including the timing, costs, profitability, benefits and other aspects of business and strategic initiatives and their impact on our efficiency ratio, as well as the opportunities and challenges presented by artificial intelligence, (iii) our level of future compensation expense, including as a percentage of both operating expenses and net revenues, net of provision for credit losses, (iv) our Investment banking fees backlog and future advisory and capital market results, (v) our expected interest income and interest expense, (vi) our expense savings and strategic locations initiatives, (vii) expenses we may incur, including future litigation expense, (viii) the projected growth of our deposits and other funding, asset liability management and funding strategies and related interest expense savings, (ix) our business initiatives, including transaction banking, (x) our planned 2024 and 2025 benchmark debt issuances, (xi) the amount, composition and location of GCLA we expect to hold, (xii) our credit exposures, (xiii) our expected provision for credit losses, (xiv) the adequacy of our allowance for credit losses, (xv) the narrowing of our consumer business, (xvi) the objectives and effectiveness of our BCP, information security program, risk management and liquidity policies, (xvii) our resolution plan and strategy and their implications for stakeholders, (xviii) the design and effectiveness of our resolution capital and liquidity models and triggers and alerts framework, (xix) the results of stress tests, the effect of changes to regulations, and our future status, activities or reporting under banking and financial regulation, (xx) our expected tax rate, (xxi) the future state of our liquidity and regulatory capital ratios, and our prospective capital distributions (including dividends and repurchases), (xxii) our expected SCB and G-SIB surcharge, (xxiii) legal proceedings, governmental investigations or other contingencies, (xxiv) the asset recovery guarantee and our remediation activities related to our 1Malaysia Development Berhad (1MDB) settlements, (xxv) the effectiveness of our management of our human capital, including our diversity goals, (xxvi) our sustainability and carbon neutrality targets and goals, (xxvii) future inflation, (xxviii) the impact of Russia’s invasion of Ukraine and related sanctions and other developments on our business, results and financial position, (xxix) our ability to sell, and the terms of any proposed sales of, Asset & Wealth Management historical principal investments, the pending sale of the seller financing loan portfolio and our ability to transition the GM credit card program to another issuer, (xxx) the impact of the conflicts in the Middle East, (xxxi) our ability to manage our commercial real estate exposures, (xxxii) the profitability of Platform Solutions and (xxxiii) the effectiveness of our cybersecurity risk management process.
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

171	Goldman Sachs September 2024 Form 10-Q

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
Statements about planned 2024 and 2025 benchmark debt issuances and the amount, composition and location of GCLA we expect to hold are subject to the risk that actual issuances and GCLA levels may differ, possibly materially, from that currently expected due to changes in market conditions, business opportunities or our funding and projected liquidity needs.
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

Goldman Sachs September 2024 Form 10-Q	172

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
Statements about the proposed sales of Asset & Wealth Management historical principal investments are subject to the risks that buyers may not bid on these assets or bid at levels, or with terms, that are unacceptable to us, and that the performance of these activities may deteriorate as a result of the proposed sales, and statements about the pending sale of the seller financing loan portfolio and our ability to transition the GM credit card program to another issuer are subject to the risk that the transaction may not close on the anticipated timeline or at all, including due to a failure to obtain requisite regulatory approval.
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

173	Goldman Sachs September 2024 Form 10-Q

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Quantitative and qualitative disclosures about market risk are set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management” in Part I, Item 2 of this Form 10-Q.
Item 4. Controls and Procedures
As of the end of the period covered by this report, an evaluation was carried out by our management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of the end of the period covered by this report. In addition, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the quarter ended September 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The table below presents purchases made by or on behalf of Group Inc. or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our common stock during the three months ended September 2024.

	Total Shares Purchased	Average Price Paid Per Share	Total Shares Purchased as Part of a Publicly Announced Program	Dollar Value of Remaining Authorized Repurchases ($ in millions)
July	1,209,327	$496.18	1,209,154	$18,604
August	833,644	$479.82	833,644	$18,204
September	–	$–	–	$18,204
Total	2,042,971		2,042,798
In the table above, total shares purchased included 173 shares during July 2024 remitted to satisfy statutory withholding taxes related to share-based awards.
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
Item 5. Other Information
Rule 10b5-1 Trading Plans
During the three months ended September 2024, no directors or executive officers entered into, modified or terminated, contracts, instructions or written plans for the sale or purchase of Group Inc.’s securities that were intended to satisfy the affirmative defense conditions of Rule 10b5-1 or that constituted non-Rule 10b5-1 trading arrangements (as defined in Item 408 of Regulation S-K).

Goldman Sachs September 2024 Form 10-Q	174

Item 6. Exhibits
Exhibits
3.1    Restated Certificate of Incorporation of The Goldman Sachs Group, Inc., amended as of October 23, 2024 (incorporated by reference to Exhibit 3.2 to the Registrant's Current Report on Form 8-K, filed on October 24, 2024).
15.1     Letter re: Unaudited Interim Financial Information.
31.1     Rule 13a-14(a) Certifications.
32.1    Section 1350 Certifications (This information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934).
101     Pursuant to Rules 405 and 406 of Regulation S-T, the following information is formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Statements of Earnings for the three and nine months ended September 30, 2024 and September 30, 2023, (ii) the Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2024 and September 30, 2023, (iii) the Consolidated Balance Sheets as of September 30, 2024 and December 31, 2023, (iv) the Consolidated Statements of Changes in Shareholders’ Equity for the three and nine months ended September 30, 2024 and September 30, 2023, (v) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2024 and September 30, 2023, (vi) the notes to the Consolidated Financial Statements and (vii) the cover page.
104    Cover Page Interactive Data File (formatted in iXBRL in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
THE GOLDMAN SACHS GROUP, INC.

By:	/s/	Denis P. Coleman III
Name:		Denis P. Coleman III
Title:		Chief Financial Officer (Principal Financial Officer)
Date:		November 1, 2024

By:	/s/	Sheara J. Fredman
Name:		Sheara J. Fredman
Title:		Chief Accounting Officer (Principal Accounting Officer)
Date:		November 1, 2024

175	Goldman Sachs September 2024 Form 10-Q