Form 10-K
period 2024-12-31
GOLDMAN SACHS GROUP INC
filed 2025-02-27
CIK 886982

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024	Commission File Number: 001-14965
The Goldman Sachs Group, Inc.
(Exact name of registrant as specified in its charter)

Delaware	13-4019460
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

200 West Street, New York, NY	10282
(Address of principal executive offices)	(Zip Code)
(212) 902-1000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Exchange on which registered
Common stock, par value $0.01 per share	GS	NYSE
Depositary Shares, Each Representing 1/1,000th Interest in a Share of Floating Rate Non-Cumulative Preferred Stock, Series A	GS PRA	NYSE
Depositary Shares, Each Representing 1/1,000th Interest in a Share of Floating Rate Non-Cumulative Preferred Stock, Series C	GS PRC	NYSE
Depositary Shares, Each Representing 1/1,000th Interest in a Share of Floating Rate Non-Cumulative Preferred Stock, Series D	GS PRD	NYSE
5.793% Fixed-to-Floating Rate Normal Automatic Preferred Enhanced Capital Securities of Goldman Sachs Capital II	GS/43PE	NYSE
Floating Rate Normal Automatic Preferred Enhanced Capital Securities of Goldman Sachs Capital III	GS/43PF	NYSE
Medium-Term Notes, Series F, Callable Fixed and Floating Rate Notes due March 2031 of GS Finance Corp.	GS/31B	NYSE
Medium-Term Notes, Series F, Callable Fixed and Floating Rate Notes due May 2031 of GS Finance Corp.	GS/31X	NYSE
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of June 30, 2024, the aggregate market value of the common stock of the registrant held by non-affiliates of the registrant was approximately $142.3 billion.
As of February 7, 2025, there were 312,039,033 shares of the registrant’s common stock outstanding.
Documents incorporated by reference: Portions of The Goldman Sachs Group, Inc.’s Proxy Statement for its 2025 Annual Meeting of Shareholders are incorporated by reference in the Annual Report on Form 10-K in response to Part III, Items 10, 11, 12, 13 and 14.

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2024

Goldman Sachs 2024 Form 10-K

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

Goldman Sachs 2024 Form 10-K

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
When we use the terms “Goldman Sachs,” “we,” “us,” “our” and "the firm," we mean The Goldman Sachs Group, Inc. (Group Inc. or parent company), a Delaware corporation, and its consolidated subsidiaries. When we use the term “our subsidiaries,” we mean the consolidated subsidiaries of Group Inc. References to “this Form 10-K” are to our Annual Report on Form 10-K for the year ended December 31, 2024. All references to 2024, 2023 and 2022 refer to our years ended, or the dates, as the context requires, December 31, 2024, December 31, 2023 and December 31, 2022, respectively.
Group Inc. is a bank holding company (BHC) and a financial holding company (FHC) regulated by the Board of Governors of the Federal Reserve System (FRB). Our U.S. depository institution subsidiary, Goldman Sachs Bank USA (GS Bank USA), is a New York State-chartered bank.
Our Business Segments
We manage and report our activities in three business segments: Global Banking & Markets, Asset & Wealth Management and Platform Solutions. Global Banking & Markets generates revenues from investment banking fees, including advisory, and equity and debt underwriting fees, Fixed Income, Currency and Commodities (FICC) intermediation and financing activities and Equities intermediation and financing activities, as well as relationship lending and acquisition financing (and related hedges) and investing activities related to our Global Banking & Markets activities. Asset & Wealth Management generates revenues from management and other fees, incentive fees, private banking and lending, equity investments and debt investments. Platform Solutions generates revenues from consumer platforms and transaction banking and other.

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

Goldman Sachs 2024 Form 10-K	1

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
Our businesses are supported by our Global Investment Research business, which, as of December 2024, provided fundamental research on approximately 3,000 companies worldwide and on approximately 50 national economies, as well as on industries, currencies and commodities.
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

2	Goldman Sachs 2024 Form 10-K

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
•Equities financing. Includes prime financing, which provides financing to our clients for their securities trading activities through margin loans that are generally collateralized by securities or cash. Prime financing also includes services which involve lending securities to cover institutional clients’ short sales and borrowing securities to cover our short sales and to make deliveries into the market. We are also an active participant in broker-to-broker securities lending and third-party agency lending activities. In addition, we execute swap transactions to provide our clients with exposure to securities and indices. Financing activities also include portfolio financing, which clients can utilize to manage their investment portfolios, and other equity financing activities, including securities-based loans to individuals.
Other. We lend to corporate clients, including through relationship lending and acquisition financing. The hedges related to this lending and financing activity are also reported as part of Other. Other also includes equity and debt investing activities related to our Global Banking & Markets activities.

Goldman Sachs 2024 Form 10-K	3

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
We also provide tailored wealth advisory services, primarily to ultra-high-net worth clients. We operate globally, serving individuals, families, family offices, and foundations and endowments. Our relationships are established directly or introduced through companies that sponsor financial wellness or financial planning programs for their employees, as well as through corporate referrals.
We offer personalized financial planning to individuals and also provide customized investment advisory solutions, and offer structuring and execution capabilities in securities and derivative products across all major global markets. In addition, we offer clients a full range of private banking services, including a variety of deposit alternatives and loans that our clients use to finance investments in both financial and nonfinancial assets, bridge cash flow timing gaps or provide liquidity and flexibility for other needs. We also raise deposits from consumers through Marcus by Goldman Sachs (Marcus).
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
•Private banking and lending. Our private banking and lending activities include issuing loans to our wealth management clients. Such loans are generally secured by commercial and residential real estate, securities or other assets. We also raise deposits from wealth management clients, including through Marcus. Private banking and lending revenues include net interest income allocated to deposits and net interest income earned on loans to individual clients.
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

4	Goldman Sachs 2024 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Platform Solutions
Platform Solutions includes our consumer platforms and transaction banking and other.
Platform Solutions generates revenues from the following:
Consumer platforms. Our Consumer platforms business issues credit cards, and raises deposits from Apple Card customers. Consumer platforms revenues primarily includes net interest income earned on credit card lending activities. During 2024, we entered into an agreement to transition the General Motors (GM) credit card program to another issuer. The transition is expected to be completed in the third quarter of 2025.
Transaction banking and other. We provide transaction banking and other services, such as deposit-taking, payment solutions and other cash management services, for corporate and institutional clients. Transaction banking revenues include net interest income attributed to transaction banking deposits.
During 2023 and 2024, we narrowed our focus with respect to consumer-related activities by taking several actions. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Regulatory and Other Matters — Other Matters — Narrowing our Focus on Consumer-Related Activities” for further information.

Business Continuity and Information Security
Business continuity and information security, including cybersecurity, are high priorities for us. Their importance has been highlighted by (i) numerous highly publicized events in recent years, including cyber attacks against financial institutions, governmental agencies, large consumer-based companies, software and information technology service providers and other organizations, some of which have resulted in the unauthorized access to or disclosure of personal information and other sensitive or confidential information, the theft and destruction of corporate information, requests for ransom payments, and disruptions to organizations’ operations, (ii) extreme weather events and (iii) the COVID-19 pandemic. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management — Cybersecurity Risk Management” in Part II, Item 7 of this Form 10-K for further information about cybersecurity.
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

Goldman Sachs 2024 Form 10-K	5

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Human Capital Management
Our people are our greatest asset. We believe that a major strength and principal reason for our success is the quality, dedication, determination and collaboration of our people, which enables us to serve our clients, generate long-term value for our shareholders and contribute to the broader community.
Our Workforce
Our goal is to attract, retain, and promote an exceptionally skilled workforce. We invest heavily in developing and supporting our people throughout their careers, and we strive to maintain a work environment that fosters professionalism, excellence, high standards of business ethics, teamwork and cooperation among our employees worldwide.
We believe that the diversity of our workforce, including diversity of perspectives, enhances our performance-based culture and is critical to our commercial success. We previously set forth five-year aspirational hiring and representation goals which expire in 2025, and we are proud of the progress we have made. We remain focused on the importance of attracting and retaining diverse exceptional talent. In that connection, we will continue to develop programs consistent with our fundamental commitment to inclusive merit-based promotion and in compliance with the law.
Talent Development and Retention
We seek to help our people achieve their full potential by investing in them and supporting a culture of continuous development. Our goals are to maximize individual capabilities, increase commercial effectiveness and innovation, reinforce our culture, expand professional opportunities, and help our people contribute positively to their communities. As of December 2024, the average tenure of the members of our Management Committee was approximately 24 years, and that of all of our employees was approximately 6 years. In addition, more than 40% of our partners were campus hires.

Instilling our culture in all employees is a continuous process, in which training plays an important part. We offer our employees the opportunity to participate in ongoing educational offerings and periodic seminars facilitated by our Learning & Engagement team. To accelerate their integration into the firm and our culture, new hires have the opportunity to receive training as soon as they start working via orientation programs that emphasize culture and networking, and nearly all employees participate in at least one training event each year. For our more senior employees, we provide guidance and training on how to manage people and projects effectively, exhibit strong leadership and exemplify our culture. We are also focused on developing a high performing, diverse leadership pipeline and career planning for our next generation of leaders. We maintain a variety of programs aimed at employees’ professional growth and leadership development. For example, we are focused on ensuring that vice presidents have the necessary coaching, sponsorship and advocacy to support their career trajectories and strengthen their leadership platforms. Many other career development initiatives are aimed at fostering talent at the analyst and associate levels. We also work closely with our leadership teams to promote diversity and inclusion. Our global and regional Inclusion Networks and Interest Forums are open to all of our professionals to promote and advance these goals.
Enhancing our people’s experience of internal mobility is a key focus, as we believe that this will inspire employees, help retain top talent and create diverse experiences to build future leaders.
Another important part of instilling our culture is our employee performance review process. Employees are reviewed by supervisors, co-workers and employees whom they supervise in a 360-degree review process that is integral to our team approach and includes an evaluation of an employee’s performance. Our approach to evaluating employee performance centers on providing robust, timely and actionable feedback that facilitates professional development. We have directed our managers, as leaders at the firm, to take an active coaching role with their teams. We also engage in “The Three Conversations at GS” through which managers establish goals with their team members at the start of the year, check in mid-year on progress and then close out the year with a conversation on performance against goals.

6	Goldman Sachs 2024 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

We believe that our people value opportunities to contribute to their communities and that these opportunities enhance their job satisfaction. We also believe that being able to volunteer together with colleagues and support community organizations through completing local service projects strengthens our people’s bond with us. Community TeamWorks, our signature volunteering initiative, enables our people to participate in high-impact, team-based volunteer opportunities, including projects coordinated with hundreds of nonprofit partner organizations worldwide. During 2024, our people volunteered approximately 103,000 hours of service globally through Community TeamWorks, with approximately 19,000 employees partnering with 660 nonprofit organizations on approximately 1,400 community projects.
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
We also continue to advance our resilience programs, offering our people a range of counseling, coaching, medical advisory and personal wellness services. We have introduced and globally scaled the internationally recognized Mental Health First Aid certification to our people. As of December 2024, over 1,300 employees were certified across the firm, surpassing our goal to train 1,000 Mental Health First Aiders by the end of 2024. We have evolved and strengthened virtual offerings to enhance access to support, with the aim of maintaining the physical and mental well-being of our people, and enhancing their effectiveness and productivity. We also launched a manager mental health training to help support leaders globally, achieving a completion rate of approximately 85%.

We understand the crucial role caregiving plays in the lives of our employees. To help enable employees to better balance their roles at work and their responsibilities at home, we offer a variety of family-centered benefits, including adoption and surrogacy stipends, as well as adult or childcare options to help our people navigate caregiving across various life stages. Employees also have access to our family care coordination services for comprehensive support and coaching across the caregiving continuum—from their transition to new parenthood to care for adult family members.
In addition, to support the financial wellness of our employees, we offer a variety of resources that help them manage their personal financial health and decision-making, including financial education information sessions, live and on-demand webinars, articles and interactive digital tools.
Global Reach and Strategic Locations
As a firm with a global client base, we take a strategic approach to attracting, developing and managing a global workforce. Our clients are located worldwide and we are an active participant in financial markets around the world. As of December 2024, we had headcount of 46,500, offices in over 40 countries, and 50% of our headcount was based in the Americas, 20% in Europe, Middle East and Africa (EMEA) and 30% in Asia. Our employees come from over 190 countries and speak more than 170 languages as of December 2024.
In addition to maintaining offices in major financial centers around the world, we have established key strategic locations, including in Bengaluru, Salt Lake City, Dallas, Singapore, Warsaw, Birmingham and Hyderabad. We continue to evaluate the expanded use of strategic locations, including cities in which we do not currently have a presence.
As of December 2024, 43% of our employees were working in strategic locations. We believe our investment in these strategic locations enables us to build centers of excellence around specific capabilities that support our business initiatives.

Goldman Sachs 2024 Form 10-K	7

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Sustainability
We have a long-standing commitment to sustainability. Our two priorities in this area are helping clients across industries decarbonize their businesses to support their transitions to a low-carbon economy (Climate Transition) and to advance solutions that expand access, increase affordability, and drive outcomes to support sustainable economic growth (Inclusive Growth). Our strategy is to advance these two priorities through our work with our clients, and with strategic partners whose strengths and areas of focus complement our own, as well as through our supply chain.
Our Sustainable Finance Group serves as the centralized group that drives our sustainability strategy and related efforts across our firm, including the commercial approach alongside our businesses, to advance Climate Transition and Inclusive Growth. Our sustainable finance-related efforts continue to evolve. For example, within Global Banking & Markets, we established the Sustainable Banking Group, a group focused on delivering analysis, advice, and capital solutions for clients focused on their sustainability objectives. Within Asset & Wealth Management, we provide clients sustainability-related capabilities, across public and private markets and open architecture, proprietary and third-party products, portfolio strategy and implementation, and specialist sustainability teams and strategies.
Our activities relating to sustainability present both financial and nonfinancial risks, and we have processes for managing these risks, similar to the other risks we face. We have integrated oversight of climate-related risks into our risk management governance structure, from senior management to our Board and its committees, including the Risk and Public Responsibilities committees. The Risk Committee of the Board oversees firmwide financial and nonfinancial risks, which include climate risk, and, as part of its oversight, receives updates on our risk management approach to climate risk. The Public Responsibilities Committee of the Board assists the Board in its oversight of our firmwide sustainability strategy and sustainability issues affecting us, including with respect to climate change. As part of its oversight, the Public Responsibilities Committee receives periodic updates on our sustainability strategy and disclosures, and also periodically reviews our governance and related policies and processes for climate and other sustainability-related matters. We have also implemented the Environmental & Social Due Diligence Guidelines to guide our overall risk-based due diligence approach when evaluating relevant transactions for environmental and social risks and impacts.

Relevant employees also receive training with respect to environmental and social risks, including for sectors and industries that we believe have higher potential for these risks. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management — Other Risk Management — Climate-Related and Environmental Risk Management” in Part II, Item 7 of this Form 10-K for further information about our climate-related and environmental risk management.
As a leading financial institution, we acknowledge the importance of Climate Transition and Inclusive Growth for our business. We have completed sustainability debt issuances, which align with our sustainable finance framework and fund a range of on-balance sheet sustainable finance activity. We believe we can advance sustainability by partnering with our clients across our businesses, including by developing new sustainability-linked financing solutions, offering strategic advice, or co-investing alongside our clients in energy companies. We have announced a target to deploy $750 billion in sustainable financing, investing and advisory activity by the beginning of 2030. As of December 2024, we achieved over 80% of that goal, with the majority dedicated to Climate Transition.
With respect to Climate Transition, we have announced our goal to align our financing activities with a net-zero-by-2050 pathway. We have an initial set of 2030 targets for our energy, power and auto manufacturing portfolios, three sectors where we see an opportunity to proactively engage our clients and investors, deploy capital required for transition, and invest in new commercial solutions to facilitate decarbonization in the real economy. Carbon neutrality is also a priority for the operation of our firm. We have been carbon neutral in our operations and business travel since 2015 through a combination of emissions reduction efforts and the procurement of Energy Attribute Certificates and third-party-verified carbon offsets. We have since expanded our operational carbon commitment to include our supply chain, prioritizing emissions reductions.

8	Goldman Sachs 2024 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

In addition to Climate Transition, our approach to sustainability also centers on Inclusive Growth where we seek to help drive solutions that expand access, increase affordability, and support outcomes to advance sustainable economic growth. Commercial solutions that seek to support Inclusive Growth include, among others, those of our Urban Investment Group and our Sustainable Investing Group. We also seek to support Inclusive Growth through our corporate engagement programs, such as 10,000 Small Businesses, 10,000 Women and One Million Black Women. These efforts are further strengthened by strategic partnerships that we have established in areas where we have identified gaps or believe we are able to drive even greater impact through collaboration. We believe our ability to achieve our sustainability objectives is critically dependent on the strengths and talents of our people. See “Business — Human Capital Management” for information about our human capital management programs and policies.

Competition
The financial services industry and all of our businesses are intensely competitive, and we expect them to remain so. Our competitors provide investment banking, market-making and asset management services, private banking and lending, commercial lending, credit cards, transaction banking, deposit-taking and other banking products and services, and make investments in securities, commodities, derivatives, real estate, loans and other financial assets. Our competitors include brokers and dealers, investment banking firms, commercial banks, credit card issuers, insurance companies, investment advisers, mutual funds, hedge funds, private equity funds, private credit funds, merchant banks and financial technology and other internet-based companies. Some of our competitors operate globally and others regionally, and we compete based on a number of factors, including transaction execution, client experience, products and services, innovation, reputation and price.
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
A number of our businesses are subject to intense price competition. Efforts by our competitors to gain market share have resulted in pricing pressure in our investment banking, market-making, consumer, wealth management and asset management businesses. For example, the increasing volume of trades executed electronically, through the internet and through alternative trading systems, has increased the pressure on trading commissions, in that commissions for electronic trading are generally lower than those for non-electronic trading. It appears that this trend toward low-commission trading will continue. Price competition has also led to compression in the difference between the price at which a market participant is willing to sell an instrument and the price at which another market participant is willing to buy it (i.e., bid/offer spread), which has affected our market-making businesses. The increasing prevalence of passive investment strategies that typically have lower fees than other strategies we offer has affected the competitive and pricing dynamics for our asset management products and services. In addition, we believe that we will continue to experience competitive pressures in these and other areas in the future as some of our competitors seek to obtain market share by further reducing prices, and as we enter into or expand our presence in markets that rely more heavily on electronic trading and execution. We and other banks also compete for deposits on the basis of the rates we offer. Higher short-term interest rates in recent years have resulted in and may continue to result in more intense competition in deposit pricing, as well as competition from non-deposit financial products.

Goldman Sachs 2024 Form 10-K	9

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

10	Goldman Sachs 2024 Form 10-K

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
GSPIC is an investment firm under the French Prudential Supervision and Resolution Authority and the French Financial Markets Authority. GSPIC’s activities include certain activities that GSBE is prevented from undertaking. GSPIC is subject to the E.U. Investment Firm Regulation, the prudential regime for E.U. investment firms.
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

Goldman Sachs 2024 Form 10-K	11

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
In 2023, the FRB issued a proposal to implement a revised G-SIB assessment methodology and to revise certain systemic indicators to be based on daily or monthly average values during each year, instead of year-end values.
The SCB is based on the results of the Federal Reserve’s supervisory stress tests and our planned common stock dividends and can change significantly over time based on the results of the annual supervisory stress tests. See “Stress Tests and Capital Planning” below. The countercyclical capital buffer is designed to counteract systemic vulnerabilities and currently applies only to banking organizations subject to Category I, II or III standards, including us and GS Bank USA. Several other national supervisors also require countercyclical capital buffers. The G-SIB surcharge and countercyclical capital buffer applicable to us may change in the future, including due to additional guidance from our regulators and/or positional changes. As a result, the minimum capital ratios to which we are subject are likely to change over time.
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
The Basel Committee has finalized revisions to the Basel III Capital Requirements (Basel III Revisions), and in 2023, the U.S. federal bank regulatory agencies proposed a rule implementing the Basel III Revisions, including the Fundamental Review of the Trading Book (FRTB). The FRTB, among other things, revises the standardized and internal model-based approaches used to calculate market risk requirements and clarifies the scope of positions subject to market risk capital requirements.
The U.S. proposal has a three-year transition period for the calculation of Expanded Risk-Based approach risk-weighted assets (RWAs). The proposal includes the replacement of the Advanced approach with an Expanded Risk-Based approach, which eliminates the use of internal models to calculate RWAs for credit and operational risk. The proposal incorporates the application of the SCB requirements in the Expanded Risk-Based approach. The credit risk component of the Expanded Risk-Based approach would include new risk weights for many counterparty and exposure types, a revised collateral haircut approach for certain collateralized transactions and additional restrictions for recognizing collateral in certain securities financing transactions. Under the proposed rules, the RWAs for operational risk would be calculated primarily based on revenues and historical losses. In addition, the proposal introduces the FRTB, which would replace the market risk rule for both the Standardized and Expanded Risk-Based approaches and introduce a new credit valuation adjustment (CVA) risk RWA calculation for the Expanded Risk-Based approach. The FRB has indicated that it expects to work with the other U.S. federal bank regulatory agencies in 2025 on a revised proposal.

12	Goldman Sachs 2024 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

In 2024, the E.U. adopted rules to implement the Basel III Revisions through amendments to the CRR and the CRD, referred to as CRR III and CRD VI. The amendments include the FRTB rules, revised rules for credit risk capital, a new standardized approach for operational risk and CVA risk capital and a floor on internally modeled capital requirements at a percentage of the capital requirements under the standardized approach, commonly known as the “output floor.” Substantial parts of these rules became effective in January 2025, though certain provisions applied beginning in July 2024. The FRTB rules are currently expected to apply from January 2026.
The PRA issued near final rules with a proposed effective date of January 1, 2027, implementing Basel III Revisions, including new rules covering the FRTB, credit risk, counterparty credit risk, CVA risk and operational risk for the U.K. Under the PRA near final rules, our U.K. subsidiaries are not expected to be subject to a floor on internally modeled capital requirements.
The Basel Committee has published an updated securitization framework and a revised G-SIB assessment methodology. The U.S. federal bank regulatory agencies’ July 2023 proposal would implement the updated securitization framework. The updated securitization framework has been implemented in the E.U. and U.K.
The Basel Committee has also published a final standard on the prudential treatment of cryptoasset exposures. The Basel Committee contemplates that national regulators will have incorporated the standard into local capital requirements by January 1, 2026. U.S. federal bank regulatory agencies and E.U. and U.K. authorities have not yet proposed rules implementing the standards.
Leverage Ratios. Under the Capital Framework, we and GS Bank USA are subject to Tier 1 leverage ratios and supplementary leverage ratios (SLRs) established by the FRB. As a G-SIB, the SLR requirements applicable to us include both a minimum requirement and a buffer requirement, which operates in the same manner as the risk-based buffer requirements described above.
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
The NSFR is designed to promote medium- and long-term stable funding of the assets and off-balance sheet activities of banking organizations over a one-year time horizon. The Basel Committee’s NSFR framework requires banking organizations to maintain a minimum NSFR of 100%. We and GS Bank USA are subject to the U.S. NSFR rule.
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

Goldman Sachs 2024 Form 10-K	13

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

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
As part of the CCAR process, the FRB evaluates our plan to make capital distributions across a range of macroeconomic and company-specific assumptions, based on our and the FRB’s own stress tests. In December 2024 and February 2025, the FRB indicated that it intends to propose significant changes to the stress test framework in 2025 and, for the 2025 stress test, take steps to reduce the volatility of results and to begin to improve model transparency. Also in December 2024, trade groups representing major U.S. banks, including us, filed a lawsuit against the FRB concerning certain inadequacies with its stress testing process.
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
Source of Strength. The Dodd-Frank Act requires BHCs to act as a source of strength to their U.S. bank subsidiaries and to commit capital and financial resources to support those subsidiaries. This support may be required by the FRB at times when BHCs might otherwise determine not to provide it. Capital loans by a BHC to a U.S. subsidiary bank are subordinate in right of payment to deposits and to certain other indebtedness of the subsidiary bank. In addition, if a BHC commits to a U.S. federal bank regulatory agency that it will maintain the capital of its bank subsidiary, whether in response to the FRB’s invoking its source-of-strength authority or in response to other regulatory measures, that commitment will be assumed by the bankruptcy trustee for the BHC and the bank will be entitled to priority payment in respect of that commitment, ahead of other creditors of the BHC.

14	Goldman Sachs 2024 Form 10-K

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
Resolution and Recovery Plans. We are required by the FRB and the FDIC to submit a periodic plan for our rapid and orderly resolution in the event of material financial distress or failure (resolution plan). If these regulators jointly determine that an institution has failed to remediate identified deficiencies in its resolution plan or that its resolution plan, after any permitted resubmission, is not credible or would not facilitate an orderly resolution under the U.S. Bankruptcy Code, they may jointly impose more stringent capital, leverage or liquidity requirements or restrictions on growth, activities or operations, or may jointly order the institution to divest assets or operations, in order to facilitate orderly resolution in the event of failure. The FRB and FDIC require U.S. G-SIBs to submit resolution plans every two years (alternating between submissions of full plans and targeted plans that include only select information). We submitted our 2023 resolution plan, which was a full submission, in June 2023. In June 2024, the FRB and the FDIC provided feedback on our 2023 resolution plan and identified one shortcoming, other areas for additional focus to address resolution readiness and additional information required to be included in our 2025 resolution plan. In August 2024, we submitted a description of our key actions to address the shortcoming. Our next required submission is a targeted submission by July 1, 2025. See “Risk Factors — Legal and Regulatory — The application of Group Inc.’s proposed resolution strategy could result in greater losses for Group Inc.’s security holders” in Part I, Item 1A of this Form 10-K and “Available Information” in Part I, Item 1 of this Form 10-K for further information about our resolution plan.
We are also required by the FRB to submit, on a periodic basis, a global recovery plan that outlines the steps that we could take to reduce risk, maintain sufficient liquidity and conserve capital in times of prolonged stress. Certain of our subsidiaries are also subject to similar recovery plan requirements in their local jurisdictions.
GS Bank USA is required to provide a resolution plan to the FDIC that must, among other things, demonstrate that it is adequately protected from risks arising from our other entities. GS Bank USA’s most recent resolution plan was submitted in December 2023. In June 2024, the FDIC adopted revisions to its rule that requires the submission of resolution plans by insured depository institutions (IDIs) with $50 billion or more in total assets. These revisions modify the requirements regarding the content and timing of resolution submissions, as well as interim supplements to those submissions provided to the FDIC. IDIs with $100 billion or more in total assets, including GS Bank USA, are required to submit full resolution plans biennially. GS Bank USA’s next required full submission is due by July 1, 2026.
The U.S. federal bank regulatory agencies have adopted rules imposing restrictions on qualified financial contracts (QFCs) entered into by G-SIBs. The rules are intended to facilitate the orderly resolution of a failed G-SIB by limiting the ability of the G-SIB to enter into a QFC unless (i) the counterparty waives certain default rights in such contract arising upon the entry of the G‑SIB or one of its affiliates into resolution, (ii) the contract does not contain enumerated prohibitions on the transfer of such contract and/or any related credit enhancement, and (iii) the counterparty agrees that the contract will be subject to the special resolution regimes set forth in the Dodd-Frank Act orderly liquidation authority (OLA) and the Federal Deposit Insurance Act (FDIA), described below. GS Bank USA has achieved compliance by adhering to the International Swaps and Derivatives Association Universal Resolution Stay Protocol (ISDA Universal Protocol) and International Swaps and Derivatives Association 2018 U.S. Resolution Stay Protocol (U.S. ISDA Protocol) described below.
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

Goldman Sachs 2024 Form 10-K	15

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

The E.U. Bank Recovery and Resolution Directive (BRRD), as amended by the BRRD II, establishes a framework for the recovery and resolution of financial institutions in the E.U., such as GSBE. The BRRD provides national supervisory authorities with tools and powers to pre-emptively address potential financial crises in order to promote financial stability and minimize taxpayers’ exposure to losses. The BRRD requires E.U. member states to grant certain resolution powers to national and, where relevant, E.U. resolution authorities, including the power to impose a temporary stay, and to recapitalize a failing entity by writing down its unsecured debt or converting its unsecured debt into equity. Financial institutions in the E.U. must provide that contracts governed by non-E.U. law recognize those temporary stay and bail-in powers unless doing so would be impracticable. GSBE is under the direct authority of the Single Resolution Board for resolution planning. E.U. law requires financial institutions in the E.U., including subsidiaries of non-E.U. groups, to submit recovery plans and to assist the relevant resolution authority in constructing resolution plans for the E.U. entities. GSBE’s primary regulator with respect to recovery planning is the ECB, and it is also regulated by BaFin and Deutsche Bundesbank.
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

Total Loss-Absorbing Capacity (TLAC). The FRB’s TLAC rule, among other things, establishes minimum TLAC requirements and establishes minimum requirements for “eligible long-term debt” (i.e., debt that is unsecured, has a maturity of at least one year from issuance and satisfies certain additional criteria). In 2023, the FRB proposed to introduce a minimum denomination requirement for eligible long-term debt, among other changes.
The rule also prohibits a BHC that has been designated as a U.S. G-SIB from (i) guaranteeing subsidiaries’ liabilities that are subject to early termination provisions if the BHC enters into an insolvency or receivership proceeding, subject to an exception for guarantees permitted by rules of the U.S. federal bank regulatory agencies imposing restrictions on QFCs; (ii) incurring liabilities guaranteed by subsidiaries; (iii) issuing short-term debt to third parties; or (iv) entering into derivatives and certain other financial contracts with external counterparties.
Additionally, the rule caps, at 5% of the value of the parent company’s eligible TLAC, the amount of unsecured non-contingent third-party liabilities that are not eligible long-term debt that could rank equally with or junior to eligible long-term debt.
The CRR, the BRRD and U.K. financial services regime also impose minimum TLAC requirements on G-SIBs. For example, the CRR requires E.U. subsidiaries of a non-E.U. G-SIB that exceed the threshold of 5% of the G-SIB’s RWAs, operating income or leverage exposure, such as GSBE, to meet requirements for the issuance of instruments to qualifying affiliates (internal TLAC) in order to be able to transfer losses or otherwise recapitalize those subsidiaries. Under the U.K. financial services regime, GSG UK exceeds the applicable thresholds and therefore, it is subject to internal TLAC requirements.
The CRD requires a non-E.U. group with more than €40 billion of assets in the E.U., such as us, to have an E.U. intermediate holding company (E.U. IHC) if it has, as in our case, two or more of certain types of E.U. financial institution subsidiaries, including broker-dealers and banks. The ECB granted GSBE and GSPIC an exemption to operate under two E.U. IHCs. The CRR requires E.U. IHCs to satisfy capital and liquidity requirements, a minimum requirement for own funds and eligible liabilities (MREL), and certain other prudential requirements at a consolidated level. The U.K. has not implemented a similar requirement to establish an IHC; however, the PRA requires that certain U.K. financial holding companies or a designated U.K. group entity be responsible for the U.K. group’s regulatory compliance. We have designated GSI for that responsibility.

16	Goldman Sachs 2024 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

The BRRD II and the U.K. resolution regime subject institutions to a MREL, which is generally consistent with the Financial Stability Board’s (FSB’s) TLAC standard. The Single Resolution Board imposes internal MREL requirements applicable to GSBE. GSI is required to maintain a minimum level of internal MREL and provide the Bank of England the right to exercise bail-in triggers over certain intercompany regulatory capital and senior debt instruments issued by GSI. These triggers enable the Bank of England to write down such instruments or convert such instruments to equity. The triggers can be exercised by the Bank of England if it determines that GSI has reached the point of non-viability and the FRB and the FDIC have not objected to the bail-in or if Group Inc. enters bankruptcy or similar proceedings.
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

Goldman Sachs 2024 Form 10-K	17

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
U.S. G-SIBs, like us, are also required to comply with a rule regarding single counterparty credit limits, which imposes more stringent requirements for credit exposures to major financial institutions.
The New York State banking law imposes lending limits (which take into account credit exposure from derivative transactions) and other requirements that have in the past impacted and could in the future impact the manner and scope of GS Bank USA’s activities.

18	Goldman Sachs 2024 Form 10-K

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
As part of its implementation of the Basel III Revisions, the E.U. introduced new restrictions on the provision of certain “core” banking services (i.e., deposit-taking, lending and the provision of commitments and guarantees) cross-border into the E.U. Contracts in place before June 2026 will be subject to a “grandfathering” provision and new core banking services will need to be executed out of our subsidiaries established in the E.U., including GSBE.
U.K. banks that have over £35 billion of core retail deposits are required to separate their retail banking services from their investment and international banking activities, commonly known as “ring-fencing.” GSIB is not currently subject to the ring-fencing requirement.
CRA. In 2023, GS Bank USA ceased to be assessed as a “wholesale bank” for CRA and New York Community Reinvestment Act (NYCRA) compliance purposes. GS Bank USA instead adopted a strategic plan that was approved by the FRB and NYDFS. The 2023 strategic plan will be in effect through 2028. While the plan is in effect, its terms will not be impacted by the revised federal CRA regulations, jointly published by the FDIC, FRB, and OCC in 2023. The revised federal CRA regulations tailor CRA evaluations to bank size and type, with many of the changes applying only to banks with over $2 billion in assets and several applying only to banks with over $10 billion in assets, including GS Bank USA. A court has issued a preliminary injunction enjoining the U.S. federal bank regulatory agencies from enforcing the revised regulations pending resolution of the lawsuit challenging the regulations.

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
The assessment also is part of the FRB’s consideration of applications to acquire, merge or consolidate with another banking institution or its holding company, to assume deposits of or acquire assets from another depository institution, to establish a new domestic branch office that will raise deposits, or to relocate an office. In the case of a BHC applying for approval to acquire a bank or another BHC, the FRB will assess the records of performance under the CRA of the IDIs involved in the transaction, and such records may be the basis for denying the application.
If GS Bank USA fails to maintain at least a “satisfactory” rating under the CRA, we would be subject to restrictions on certain new activities and acquisitions.
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

Goldman Sachs 2024 Form 10-K	19

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
The SEC requires lenders of securities to provide the material terms of securities lending transactions to FINRA and for FINRA to make certain terms publicly available. Reporting under this requirement will begin in January 2026.
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
The SEC has proposed four rules to reform the U.S. equity market structure, two of which have been adopted. In 2024, the SEC adopted a rule, effective December 2025, to revise and expand reporting and disclosure requirements relating to execution quality. In 2024, the SEC also adopted a rule to update the minimum pricing increments, with variable price increments based on the trading characteristics of stocks. In December 2024, the SEC stayed the implementation of this rule, which would apply starting in November 2025, pending the outcome of litigation challenging the rule.

The SEC, FINRA and regulators in various non-U.S. jurisdictions have imposed both conduct-based and disclosure-based requirements with respect to research reports and research analysts and may impose additional regulations.
The SEC prohibits participants involved in the creation of asset-backed securities, including any underwriter, placement agent, initial purchaser or sponsor of an asset-backed security (or any affiliate or subsidiary), from engaging in any transaction that involves or results in a material conflict of interest between the securitization participant and an investor in an asset-backed security, including reducing its exposure to the asset-backed securities, subject to certain exceptions.
The SEC requires that SEC-registered clearing agencies set up policies and procedures that would, among other things, require many market participants to clear cash and repurchase transactions involving U.S. Treasury securities through such a clearing agency by December 2025 for cash transactions and by June 2026 for repurchase transactions.
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

20	Goldman Sachs 2024 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

In the E.U. and the U.K., the Markets in Financial Instruments Directives (MiFID II) and the Markets in Financial Instruments Regulations (MiFIR) (as amended from time to time, including the proposed amendments to MiFID II and MiFIR), have established trading venue categories for the purposes of discharging the obligation to trade OTC derivatives on a trading platform, established enhanced pre- and post-trade transparency covering a wide range of financial instruments, placed volume caps on non-transparent liquidity trading for equities trading venues, limited the use of broker-dealer equities crossing networks and created a regime for systematic internalizers in certain financial instruments (which are investment firms that execute transactions outside a trading venue). Additional control requirements apply to algorithmic trading, high frequency trading and direct electronic access. Commodities trading firms are required to calculate their positions and adhere to specific position limits. MiFID II and MiFIR also require transaction reporting, transparency on costs and charges to clients for portfolio management and investment advice services, restrictions on the way investment managers can pay for the receipt of investment research, rules limiting the payment and receipt of soft commissions and other forms of inducements, and rules addressing bundling for broker-dealers between execution and other major services. Certain of our non-U.S. subsidiaries, including GSBE, GSI and GSIB, are subject to E.U. and U.K. regulation applicable to securitization activities, which will require them to conduct upfront due diligence and ongoing monitoring in connection with their investment in securitization positions and may impose ongoing risk retention and transparency requirements where they are acting as a sponsor, original lender or originator in respect of any E.U. or U.K. securitizations.
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

Goldman Sachs 2024 Form 10-K	21

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

SEC rules govern the registration and regulation of security-based swap dealers. Security-based swaps are defined as swaps on single securities, single loans or narrow-based baskets or indices of securities. The SEC has adopted a number of rules for security-based swap dealers, including (i) capital, margin and segregation requirements; (ii) record-keeping, financial reporting and notification requirements; (iii) business conduct standards; (iv) regulatory and public trade reporting; and (v) the application of risk mitigation techniques to uncleared portfolios of security-based swaps. GS&Co., GS Bank USA, GSI, GSBE and Goldman Sachs Financial Markets, L.P. (GSFM) are registered with the SEC as security-based swap dealers and subject to the SEC’s regulations regarding security-based swaps. The SEC has proposed additional regulations regarding security-based swaps that would, among other things, require public reporting of large positions in security-based swaps.
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
GS&Co. is registered with the CFTC as a futures commission merchant, and several of our subsidiaries, including GS&Co., are registered with the CFTC and act as commodity pool operators and commodity trading advisors. GSFM is registered with the SEC as an OTC derivatives dealer.
Asset Management and Wealth Management Regulation
Our asset management and wealth management businesses are subject to extensive oversight by regulators around the world relating to, among other things, the fair treatment of clients, safeguarding of client assets, offerings of funds, marketing activities, transactions among affiliates and our management of client funds.
The federal securities laws impose fiduciary duties on investment advisers, including GS&Co., Goldman Sachs Asset Management, L.P. and our other U.S. registered investment adviser subsidiaries, and SEC rules prescribe mandatory disclosures.
The SEC requires certain institutional investment managers that meet or exceed certain specified reporting thresholds to report on a monthly basis specific short position data and short activity data for equity securities. Reporting under this rule was required beginning in January 2025.

22	Goldman Sachs 2024 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

In 2024, the SEC issued guidance addressing the rules governing liquidity risk management of open-end management investment companies, such as mutual funds, and adopted amendments to the reporting requirements for certain registered investment companies, requiring such investment companies to, among other things, file reports about their portfolios and each of their portfolio holdings on a monthly basis within 30 days of the end of each month (compared to 60 days of the end of the fiscal quarter under the previous rule) and, for open-end management investment companies such as mutual funds, to identify and provide certain information about the service providers used to fulfill the rules governing liquidity risk management. Compliance with these amendments is required by November 17, 2025. Timely compliance with these accelerated or new reporting requirements will require us to enhance systems and disclosure controls and procedures.
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

Goldman Sachs 2024 Form 10-K	23

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

The E.U. and the U.K. have each also introduced investment firm regimes, including rules regulating compensation for certain persons providing services to certain investment funds.
Anti-Money Laundering and Anti-Bribery Rules and Regulations
The U.S. Bank Secrecy Act, as amended (BSA), including by the USA PATRIOT Act of 2001 and the Anti-Money Laundering Act of 2020 (AMLA), contains anti-money laundering and financial transparency laws and authorizes or mandates the promulgation of various regulations applicable to financial institutions, including standards for verifying client identification at account opening, and obligations to monitor client transactions and report suspicious activities. Through these and other provisions, the BSA seeks, among other things, to promote the identification of parties that may be involved in terrorism, money laundering or other suspicious activities.
The AMLA was intended to comprehensively reform and modernize U.S. anti-money laundering laws. Among other things, the AMLA codifies a risk-based approach to anti-money laundering compliance for financial institutions; requires the U.S. Department of the Treasury to periodically promulgate priorities for anti-money laundering and countering the financing of terrorism; requires the development of standards by the U.S. Department of the Treasury for testing technology and internal processes for BSA compliance; expands enforcement- and investigation-related authority, including a significant expansion in the available sanctions for certain BSA violations; and expands BSA whistleblower incentives and protections. Certain statutory provisions in the AMLA require rulemakings beyond those that have already been finalized, reports and other measures. The impact of the AMLA will depend on, among other things, these additional rulemakings and implementation guidance. The Financial Crimes Enforcement Network (FinCEN), a bureau of the U.S. Department of Treasury, has issued the priorities for anti-money laundering and countering the financing of terrorism, as required under the AMLA. The priorities include: corruption, cybercrime, terrorist financing, fraud, transnational crime, drug trafficking organization activity, human trafficking and proliferation financing.

The Corporate Transparency Act (CTA) was enacted in 2021 as part of the AMLA and designed to establish beneficial ownership information reporting requirements for certain types of entities, and in 2024, FinCEN’s rule implementing the reporting requirements of the CTA became effective. Under the rule, domestic companies formed before 2024 would be required to file their initial report by January 1, 2025 and domestic companies formed in or after 2024 would be required to file their initial report within, respectively, 90 or 30 days of their formation, in each case subject to certain exemptions. On February 19, 2025, FinCEN announced that the earliest initial reporting deadline is March 21, 2025.
In 2024, FinCEN and the SEC proposed a rule that would require certain investment advisers to implement reasonable procedures to identify and verify the identities of their customers. In 2024, FinCEN proposed to amend the anti-money laundering/countering the financing of terrorism (AML/CFT) program requirements for all financial institutions subject to the BSA that have AML/CFT program obligations, including us. The proposal would, among other things, require a financial institution’s risk assessment process to identify, evaluate and document the financial institution’s money laundering, terrorist financing and other illicit activity risks, and update such risk assessments on a periodic basis. In 2024, the U.S. federal bank regulatory agencies proposed amendments to their respective BSA program rules to align those rules with the FinCEN proposal. FinCEN has also adopted a rule, effective on January 1, 2026, that includes certain investment advisers, such as us, in the definition of “financial institutions” under FinCEN’s rules implementing the BSA and, among other things, prescribes minimum standards for AML/CFT programs to be established by such investment advisers and requires them to report suspicious activity to FinCEN.
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

24	Goldman Sachs 2024 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Privacy and Cybersecurity Regulation
Our businesses are subject to numerous laws and regulations relating to the privacy of information regarding clients, employees and others. These include, but are not limited to, the GLB Act, the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act of 2020 (CCPA), the E.U.’s General Data Protection Regulation (GDPR), the U.K.’s Data Protection Act 2018 and U.K. GDPR, the Swiss Federal Data Protection Act, the Japanese Personal Information Protection Act, the Personal Information Protection Law of the People’s Republic of China, the Australian Privacy Act 1988, and India’s Digital Personal Data Protection Act. Generally, privacy laws impose obligations with regard to the collection, use and disclosure of personal information and require public disclosure of privacy practices. Some privacy laws offer individuals certain rights about how their personal information is processed, provide for significant penalties for non-compliance, and, under certain circumstances, impose requirements for transfers of personal data across national borders.
In 2023, the SEC proposed to amend Regulation Systems Compliance and Integrity (SCI). The proposed amendments to Regulation SCI would, among other things, expand the types of entities covered by the regulation, require additional policies and procedures to address cybersecurity risks, and require disclosure of additional types of cybersecurity events to the SEC.
In 2024, the SEC amended Regulation S-P that implements the GLB Act. The amendments to Regulation S-P require broker-dealers, investment companies and investment advisers registered with the SEC to adopt written policies and procedures for incident response programs to address unauthorized access to or use of customer information. The amended Regulation S-P requires covered entities to notify within 30 days individuals affected by an incident involving sensitive customer information and provide them with details about the incident and other information intended to help affected individuals respond appropriately. Larger covered entities, such as GS&Co., will have until December 2025, and smaller covered entities will have until June 2026, to comply with the amended Regulation S-P. In 2024, the California Privacy Protection Agency proposed regulations under the CCPA relating to cybersecurity audits, risk assessments, and automated decision-making technology.
Our businesses are also subject to laws and regulations governing cybersecurity and related risks, and which require regulatory disclosures, and, in some instances, individual disclosures, of certain security incidents. These include, but are not limited to, the NYDFS Cybersecurity Requirements for Financial Services Companies. The NYDFS also requires financial institutions regulated by the NYDFS, including GS Bank USA, to, among other things, (i) establish and maintain a cybersecurity program designed to ensure the confidentiality, integrity and availability of their information systems; (ii) implement and maintain a written cybersecurity policy setting forth policies and procedures for the protection of their information systems and nonpublic information; and (iii) designate a Chief Information Security Officer. In 2023, the NYDFS adopted amendments to its cybersecurity regulations that will impose heightened or additional requirements with respect to cybersecurity incident notifications, risk management and governance. Most of these amendments became effective in 2024 although certain amendments have a longer transition period and become effective in 2025.
In 2023, the E.U. Digital Operational Resilience Act (DORA) became effective and applies from January 2025. DORA requires E.U. financial entities, such as GSBE, to have a comprehensive governance and control framework for the management of information and communications technology risk. In addition, in 2024, the E.U. Artificial Intelligence Act (E.U. AI Act) became effective. Certain provisions of the E.U. AI Act apply from February 2025, with other provisions applying between August 2025 and August 2027. The E.U. AI Act establishes rules for placing on the market, putting into service, and using artificial intelligence systems in the E.U.
In 2024, the CFPB adopted a rule regarding personal financial data rights that requires financial institutions that offer consumer deposit accounts and issue credit cards, such as GS Bank USA, to provide consumers electronic access to at least 24 months of transaction data and certain account information and are prohibited from imposing any fees or charges for maintaining or providing access to such data. The rule also imposes data accuracy, retention and other obligations, and data use limitations and other obligations on entities obtaining access to such personal financial data, such as GS&Co. The current compliance deadline for large financial institutions, including GS Bank USA, is April 1, 2026. However, this timeline is potentially subject to change as a result of CFPB action or currently pending litigation.
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management — Cybersecurity Risk Management” in Part II, Item 7 of this Form 10‑K for further information about our cybersecurity risk management, strategy and governance.

Goldman Sachs 2024 Form 10-K	25

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Environmental, Social and Governance (ESG)
Policymakers, lawmakers and regulators in the U.S. and other jurisdictions have recently increased their focus on ESG-related risk oversight, disclosure, and practices at financial institutions and other companies.
In 2023, the federal bank regulatory agencies jointly issued principles for climate-related financial risk management for large financial institutions, which apply to regulated financial institutions with more than $100 billion in total consolidated assets, including us. The principles are intended to support efforts by large financial institutions to focus on key aspects of climate-related financial risk management and consist of six general principles: (1) governance; (2) policies, procedures, and limits; (3) strategic planning; (4) risk management; (5) data, risk measurement, and reporting; and (6) scenario analysis. In 2023, the SEC adopted amendments to Rule 35d-1 (Names Rule) under the Investment Company Act of 1940. The previous Names Rule generally required a fund with a name suggesting a focus in a particular type of investment, or in investments in a particular industry or geographic region, to adopt a policy to invest at least 80% of the value of its assets in the type of investment, or in investments in the industry, country or geographic region, suggested by its name. The amendments expand such 80% investment policy to apply to any fund name with terms suggesting that the fund focuses in investments that have, or investments whose issuers have, particular characteristics, including names that suggest the fund incorporates ESG factors in its investment decisions. In 2022, the SEC proposed a rule that would require enhanced disclosures by certain investment advisers and investment companies about their ESG investment practices.
In 2024, the SEC adopted final rules requiring registrants to provide certain climate-related disclosures, including Scope 1 and Scope 2 greenhouse gas emissions to the extent they are material. These rules require certain disclosures related to severe weather events and other natural conditions in the notes to audited financial statements. These disclosures are required to be phased-in over multiple years beginning with fiscal year 2025 for large accelerated filers like us. However, the SEC has stayed the implementation of these rules, pending the outcome of litigation challenging the rules.
Several states in which we operate have enacted or proposed statutes, regulations or guidance addressing climate change and other ESG issues, including climate disclosure laws and climate-related financial risk management guidance. For example, in 2023, the NYDFS issued guidance on climate-related financial risk management applicable to NYDFS-regulated banking and mortgage organizations, including GS Bank USA. The guidance addresses material financial risks related to climate change faced by these organizations in the context of risk assessment, risk management, and risk appetite setting.
Certain states have also enacted, or are considering enacting, “fair access” statutes that generally prohibit financial institutions from denying or canceling services on the basis of factors, such as political opinions, religious beliefs, “social credit scores,” or any factor that is not quantitative, impartial, and risk-based.
Certain of our entities are expected to be subject, in varying degrees, to sustainability-related laws being implemented across certain jurisdictions, including by E.U. member states. E.U. rules include directives, such as the Corporate Sustainability Reporting Directive (CSRD) and the Corporate Sustainability Due Diligence Directive (CSDDD), both of which would, if implemented in current form, significantly expand the scope of ESG disclosure requirements applicable to us. There remains uncertainty around timing, scope and impacts to us, as numerous member states have not yet transposed some of these directives into national law, and the European Commission stated its intention to revisit these directives, among potentially others, with a desire to pursue an Omnibus package, which could impact us. Our regulated banking subsidiaries in the E.U. are also subject to supervisory expectations and potential enforcement actions for, among others, the management of climate-related financial risks and related disclosure.
The CRR and the E.U. member states’ legislation implementing CRD require large institutions with securities traded on a regulated market of a member state to make qualitative and quantitative disclosures relating to environmental, social and governance risks on a semi-annual basis. GSBE is expected to become subject to this requirement in January 2026.
In 2021, the FCA introduced mandatory Taskforce on Climate-related Financial Disclosures (TCFD)-aligned disclosure requirements for certain FCA-regulated firms, including GSI and GSAMI. These entities are also subject to climate-related financial disclosures required under the U.K. Companies Act. In addition, during 2024, new FCA rules on sustainability requirements and investment labels became effective. We continue to assess the impact of other ESG-related regulatory frameworks that will, or are proposed to, in the future apply to our FCA- and/or PRA-regulated subsidiaries. Our PRA-regulated banking subsidiaries are also subject to the PRA’s supervisory expectations for the management of climate-related financial risks, including with respect to governance, risk management, scenario analysis and disclosure.

26	Goldman Sachs 2024 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Information about our Executive Officers
Set forth below are the name, age, present title, principal occupation and certain biographical information for the executive officers who have been appointed by, and serve at the pleasure of, Group Inc.’s Board.
Denis P. Coleman III, 51
Mr. Coleman has been Chief Financial Officer since January 2022. He had previously served as Deputy Chief Financial Officer from September 2021 and, prior to that, Co-Head of the Global Financing Group from June 2018 to September 2021. From 2016 to June 2018, he was Head of the EMEA Financing Group, and from 2009 to 2016 he was Head of EMEA Credit Finance in London.
Sheara J. Fredman, 49
Ms. Fredman has been Controller and Chief Accounting Officer since November 2019. She had previously served as Head of Regulatory Controllers from September 2017 and, prior to that, she had served as Global Product Controller.
Alex Golten, 49
Mr. Golten has been Chief Risk Officer since January 2025. He had previously served as Head of Finance Risk from July 2024 to December 2024, as Head of Enterprise Risk from June 2022 to July 2024 and as Chief Market Risk Officer from November 2020 to January 2025. Prior to that, he was Chief Credit Risk Officer from January 2018 to April 2021.
Carey Halio, 51
Ms. Halio has been Global Treasurer since May 2024. She had previously served as Chief Strategy Officer from October 2022 to June 2024, and as Global Head of Investor Relations from May 2021 to April 2024. Prior to that, she was Chief Executive Officer of GS Bank USA from October 2018 to May 2021, Deputy Treasurer from September 2019 to May 2021 and Chief Financial Officer of GS Bank USA from June 2014 to September 2018.

John F.W. Rogers, 68
Mr. Rogers has been an Executive Vice President since April 2011 and Secretary to the Board since December 2001. He also served as Chief of Staff from December 2001 to September 2023.
Kathryn H. Ruemmler, 53
Ms. Ruemmler has been the Chief Legal Officer, General Counsel and Secretary since March 2021, and was previously Global Head of Regulatory Affairs from April 2020. From June 2014 to April 2020, Ms. Ruemmler was a Litigation Partner at Latham & Watkins LLP, a global law firm, where she was Global Chair of the White Collar Defense and Investigations practice.
David Solomon, 63
Mr. Solomon has been Chairman of the Board since January 2019 and Chief Executive Officer and a director since October 2018. He had previously served as President and Chief or Co-Chief Operating Officer from January 2017 and Co-Head of the Investment Banking Division from July 2006 to December 2016.
John E. Waldron, 55
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

Goldman Sachs 2024 Form 10-K	27

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
Our website also includes information about (i) purchases and sales of our equity securities by our executive officers and directors; (ii) disclosure relating to certain non-GAAP financial measures (as defined in the SEC’s Regulation G) that we may make public orally, telephonically, by webcast, by broadcast or by other means; (iii) our U.S. Dodd-Frank Wall Street Reform and Consumer Protection Act Stress Tests results; (iv) the public portion of our and GS Bank USA’s resolution plan submissions; (v) our Pillar 3 disclosure; (vi) our average daily LCR; (vii) our average daily NSFR; (viii) our People Strategy Report; (ix) our Sustainability Report; and (x) our TCFD Report.

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

28	Goldman Sachs 2024 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

These statements may relate to, among other things, (i) our future plans and results, including our target return on average common shareholders’ equity (ROE), return on average tangible common shareholders’ equity (ROTE), efficiency ratio, CET1 capital ratio and firmwide total credit alternative assets, and how they can be achieved, (ii) trends in or growth opportunities for our businesses, including the timing, costs, profitability, benefits and other aspects of business and strategic initiatives and their impact on our efficiency ratio, as well as the opportunities and challenges presented by artificial intelligence (AI), (iii) our level of future compensation expense, (iv) our Investment banking fees backlog and future advisory and capital markets results, (v) our expected interest income and interest expense, (vi) our expense savings and strategic locations initiatives, (vii) expenses we may incur, including future litigation expense, (viii) the projected growth of our deposits and other funding, asset liability management and funding strategies and related interest expense savings, (ix) our business initiatives, (x) our planned 2025 benchmark debt issuances, (xi) the amount, composition and location of global core liquid assets (GCLA) we expect to hold, (xii) our credit exposures, (xiii) our expected provision for credit losses, (xiv) the adequacy of our allowance for credit losses, (xv) the narrowing of our consumer business, (xvi) the objectives and effectiveness of our business continuity planning (BCP), information security program, risk management and liquidity policies, (xvii) our resolution plan and its implications for stakeholders, (xviii) the design and effectiveness of our resolution capital and liquidity models and triggers and alerts framework, (xix) the results of stress tests, the effect of changes to regulations, and our future status, activities or reporting under banking and financial regulation, (xx) our expected tax rate, (xxi) the future state of our liquidity and regulatory capital ratios, and our prospective capital distributions (including dividends and repurchases), (xxii) our expected SCB and G-SIB surcharge, (xxiii) legal proceedings, governmental investigations or other contingencies, (xxiv) the asset recovery guarantee and our remediation activities related to our 1Malaysia Development Berhad (1MDB) settlements, (xxv) the effectiveness of our management of our human capital, (xxvi) our sustainability and carbon neutrality targets and goals, (xxvii) future inflation, (xxviii) the impact of Russia’s invasion of Ukraine and related sanctions and other developments on our business, results and financial position, (xxix) our ability to sell, and the terms of any proposed sales of, Asset & Wealth Management historical principal investments and our ability to transition the GM credit card program to another issuer, (xxx) the impact of the conflicts in the Middle East, (xxxi) our ability to manage our commercial real estate exposures, (xxxii) the profitability of Platform Solutions and (xxxiii) the effectiveness of our cybersecurity risk management process.
Statements about our target ROE, ROTE, efficiency ratio and expense savings, and how they can be achieved, are based on our current expectations regarding our business prospects and are subject to the risk that we may be unable to achieve our targets due to, among other things, changes in our business mix and inability to grow our businesses and execute our strategy.
Statements about our target ROE, ROTE and CET1 capital ratio, and how they can be achieved, are based on our current expectations regarding the capital requirements applicable to us and are subject to the risk that our actual capital requirements may be higher than currently anticipated because of, among other factors, changes in the regulatory capital requirements applicable to us resulting from changes in regulations, including as a result of any revisions to the U.S. bank regulatory capital rules, or the interpretation or application of existing regulations or changes in the nature and composition of our activities.
Statements about our total credit alternative assets targets are based on our current expectations regarding our fundraising prospects and are subject to the risk that actual inflows may be lower than expected due to, among other factors, competition from other asset managers, changes in investment preferences and changes in economic or market conditions.
Statements about the timing, costs, profitability, benefits and other aspects of business and expense savings initiatives, the level and composition of more durable revenues and increases in market share and the narrowing of our consumer business are based on our current expectations regarding our ability to implement these initiatives, and actual results may differ, possibly materially, from our current expectations due to, among other things, a delay in the timing of these initiatives, increased competition and an inability to reduce expenses and grow businesses with more durable revenues or to exit certain consumer businesses.
Statements about the level of future compensation expense, including as a percentage of both operating expenses and net revenues, net of provision for credit losses, and our efficiency ratio are subject to the risks that the compensation and other costs to operate our businesses may be greater than currently expected.

Goldman Sachs 2024 Form 10-K	29

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
Statements about planned 2025 benchmark debt issuances and the amount, composition and location of GCLA we expect to hold are subject to the risk that actual issuances and GCLA levels may differ, possibly materially, from that currently expected due to changes in market conditions, business opportunities or our funding and projected liquidity needs.
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
Statements about the future state of our liquidity and regulatory capital ratios (including our SCB and G-SIB surcharge), and our prospective capital distributions (including dividends and repurchases), are subject to the risk that our actual liquidity, regulatory capital ratios and capital distributions may differ, possibly materially, from what is currently expected due to, among other things, the need to use capital to support clients, increased regulatory requirements resulting from changes in regulations or the interpretation or application of existing regulations, results of applicable supervisory stress tests, changes to the composition of our balance sheet and our results of operations. Statements about the estimated impact of proposed, but not finalized, capital rules are subject to change as the proposed rules may change, the final rules may differ from the proposed rules and our balance sheet composition will change. As a consequence, we may underestimate the actual impact of the final rules.
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

30	Goldman Sachs 2024 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Statements about our objectives in management of our human capital are based on our current expectations and are subject to the risk that we may not achieve these objectives.
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
Statements about the proposed sales of Asset & Wealth Management historical principal investments are subject to the risks that buyers may not bid on these assets or bid at levels, or with terms, that are unacceptable to us, and that the performance of these activities may deteriorate as a result of the proposed sales, and statements about our ability to transition the GM credit card program to another issuer are subject to the risk that the transaction may not close on the anticipated timeline or at all, including due to a failure to obtain requisite regulatory approval.
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

Goldman Sachs 2024 Form 10-K	31

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Credit
•Our businesses, profitability and liquidity may be adversely affected by deterioration in the credit quality of or defaults by third parties.
•Concentration of risk increases the potential for significant losses in our market-making, underwriting, investing and financing activities.
•Derivative transactions and delayed documentation or settlements expose us to credit risk, unexpected risks and potential losses.
Operational
•A failure in our or third-party operational systems or human error, malfeasance or other misconduct, could impair our liquidity, disrupt our businesses, result in the disclosure of confidential information, damage our reputation and cause losses.
•A failure or disruption in our infrastructure, or in the operational systems or infrastructure of third parties, could impair our liquidity, disrupt our businesses, damage our reputation and cause losses.
•The development and use of AI present risks and challenges that may adversely impact our business.
•A failure to protect our computer systems, networks and information, and our clients’ information, against cyber attacks and similar threats could impair our ability to conduct our businesses, result in the disclosure, theft or destruction of confidential information, damage our reputation and cause losses.
•We have in the past incurred and may in the future incur losses as a result of ineffective risk management processes and strategies.
Legal and Regulatory
•Our businesses and those of our clients are subject to extensive and pervasive regulation around the world.
•A failure to appropriately identify and address potential conflicts of interest has in the past and may in the future adversely affect our businesses.
•We may be adversely affected by increased governmental and regulatory scrutiny or negative publicity.
•Substantial civil or criminal liability or significant regulatory action against us has in the past had and may in the future have material adverse financial effects and significant reputational consequences, which in turn could seriously harm our business prospects.
•In conducting our businesses around the world, we are subject to political, legal, regulatory, tax and other risks that are inherent in operating in many countries.
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
•The growth of electronic trading and the introduction of new products and technologies, including trading and distributed ledger technologies, such as cryptocurrencies, and AI technologies, has increased competition.
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

32	Goldman Sachs 2024 Form 10-K

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
Unfavorable or uncertain economic and market conditions can be caused by: low levels of or declines in economic growth, business activity or investor, business or consumer confidence; concerns over a potential recession; changes in consumer spending or borrowing patterns; pandemics; limitations on the availability or increases in the cost of credit and capital; illiquid markets; increases in inflation, interest rates, exchange rate or basic commodity price volatility or default rates; high levels of inflation or stagflation; concerns about U.S. and other sovereign defaults; uncertainty concerning fiscal or monetary policy, government shutdowns, debt ceilings or funding; the extent of and uncertainty about potential changes in tax rates and regulatory changes; limitations on international trade and travel; changes in immigration policies; laws and regulations that limit trading in, or the issuance of, securities of issuers outside their domestic markets; outbreaks or worsening of domestic or international tensions or hostilities, terrorism, nuclear proliferation, cybersecurity threats or attacks and other forms of disruption to or curtailment of global communication, energy transmission or transportation networks or other geopolitical instability or uncertainty; corporate, political or other scandals that reduce investor confidence in capital markets; extreme weather events or other natural disasters; or a combination of these or other factors.

The financial services industry and the securities and other financial markets have been materially and adversely affected in the past by significant declines in the values of nearly all asset classes, by a severe lack of liquidity and by high levels of borrower defaults. In addition, concerns about actual or potential increases in interest rates, inflation and other borrowing costs, a public health emergency, sovereign debt risk and its impact on the relevant sovereign banking system, and limitations on international trade, have, at times, negatively impacted the levels of client activity.
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
Changes, or proposed changes, to U.S. international trade and investment policies, particularly with important trading partners, have in recent years negatively impacted financial markets. Continued or escalating tensions may result in further actions taken by the U.S. or other countries that could disrupt international trade and investment and adversely affect financial markets. Those actions could include, among others, the implementation of or increase in sanctions, tariffs or foreign exchange measures, the large-scale sale of U.S. Treasury securities or other restrictions on cross-border trade, investment, or transfer of information or technology. Such developments have in the past affected and could in the future adversely affect our or our clients’ businesses.
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

Goldman Sachs 2024 Form 10-K	33

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

In 2023, the U.S. federal government suspended the federal debt limit until 2025. If Congress does not raise the debt ceiling, the U.S. could default on its obligations, including Treasury securities that play an integral role in financial markets. A default by the U.S. could result in unprecedented market volatility and illiquidity, heightened operational risks relating to the clearance and settlement of transactions, margin and other disputes with clients and counterparties, an adverse impact to investors including money market funds that invest in U.S. Treasuries, downgrades in the U.S. credit rating, further increases in interest rates and borrowing costs and a recession in the U.S. or other economies. Continued uncertainty relating to the debt ceiling could result in downgrades of the U.S. credit rating, which could adversely affect market conditions, lead to margin disputes, increases in interest rates and borrowing costs and necessitate significant operational changes among market participants, including us. A downgrade of the U.S. federal government’s credit rating could also materially and adversely affect the market for repurchase agreements, securities borrowing and lending, and other financings typically collateralized by U.S. Treasury or agency obligations. Further, the fair value, liquidity and credit ratings of securities issued by, or other obligations of, agencies of the U.S. government or related to the U.S. government or its agencies, as well as municipal bonds could be similarly adversely affected. An increasing frequency of government shutdowns, or near shutdowns, in the U.S. could also lead to uncertainty as to the continued funding of the U.S. government, which could, in turn, adversely affect the credit ratings of the U.S. and the market for U.S. Treasury or agency obligations.
In 2024, numerous elections were held globally, including the recent U.S. presidential election. The outcomes of the elections are expected to result in changes in policy, which could also have adverse effects on us or the business environment in which we operate more generally. For example, the new U.S. presidential administration has imposed or increased tariffs, including on imports from China, and proposed imposing or increasing tariffs on U.S. trading partners, which could adversely affect markets, the business environment and some of our businesses.

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
In certain circumstances, it may not be possible or economic to hedge our exposures and, to the extent that we do so, the hedge may be ineffective or may greatly reduce our ability to profit from increases in the values of the assets. This is particularly the case for credit products, including leveraged loans, and private equities or other securities that are not freely tradable or lack established and liquid trading markets. Sudden declines and significant volatility in the prices of assets have in the past substantially curtailed or eliminated, and may in the future substantially curtail or eliminate, the trading markets for certain assets, which may make it difficult to sell, hedge or value such assets. We may incur losses from time to time as trading markets deteriorate or cease to function, including with respect to loan commitments we have made or securities offerings we have underwritten. The inability to sell or effectively hedge assets reduces our ability to limit losses in such positions and the difficulty in valuing assets has in the past negatively affected, and may in the future negatively affect, our capital, liquidity or leverage ratios, our funding costs and our ability to deploy capital.
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

34	Goldman Sachs 2024 Form 10-K

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
In addition, volatile or less liquid markets increase the difficulty of valuing assets, which can lead to costly and time-consuming disputes over asset values and the level of required collateral, as well as increased credit risk to the recipient of the collateral due to delays in receiving adequate collateral. In cases where we foreclose on collateral, sudden declines in the value or liquidity of the collateral have in the past resulted in, and may in the future result in, significant losses to us, especially where there is a single type of collateral supporting the obligation. In addition, we have been and may in the future be subject to claims that the foreclosure was not permitted under the legal documents, was conducted in an improper manner, including in violation of law, or caused a client or counterparty to incur significant losses or go out of business.
Our market-making activities have been and may in the future be affected by changes in the levels of market volatility.
Certain of our market-making activities depend on market volatility to provide trading and arbitrage opportunities to our clients, and decreases in volatility have reduced and may in the future reduce these opportunities and the level of client activity associated with them and have adversely affected and may in the future adversely affect the results of these activities. While increased volatility can increase trading volumes and spreads, it also increases risk as measured by Value-at-Risk (VaR) and increases risks in connection with our market-making activities and can cause us to reduce our inventory. Limiting the size of our market-making positions can adversely affect our profitability. In periods when volatility is increasing, but asset values are declining significantly, it may not be possible to sell assets at all or it may only be possible to do so at steep discounts. In those circumstances, we have been and may in the future be forced to either take on additional risk or to realize losses in order to decrease our VaR. In addition, increases in volatility increase the level of our RWAs, which increases the amount of capital that we are required to hold, and this can reduce our profitability and reduce our ability to distribute capital to our shareholders. For example, in August 2024, market volatility increased significantly, which adversely affected activity levels, increased our market RWAs and adversely impacted our results on some days.
Our investment banking, client intermediation, asset management and wealth management businesses have been adversely affected and may in the future be adversely affected by market uncertainty or lack of confidence among investors and CEOs due to declines in economic activity and other unfavorable economic, geopolitical or market conditions.
Our investment banking business has been and may in the future be adversely affected by market conditions. Poor economic conditions and other uncertain geopolitical conditions may adversely affect and have in the past adversely affected investor and CEO confidence, resulting in significant industry-wide declines in the size and number of underwritings and of advisory transactions, which would likely have, and have in the past had, an adverse effect on our revenues and our profit margins. In particular, because a significant portion of our investment banking revenues is derived from our participation in large transactions, a decline in the number of large transactions has in the past and would in the future adversely affect our investment banking business. Similarly, in recent years, cross-border initial public offerings and other securities offerings have accounted for a significant proportion of new issuance activity. Legislative, regulatory or other changes that limit trading in, or the issuance of, securities outside the issuers’ domestic markets, that result in or could result in the delisting or removal of securities from exchanges or indices, have in the past adversely affected and would in the future adversely affect our underwriting and client intermediation businesses. Furthermore, changes, or proposed changes, to international trade and investment policies of the U.S. and other countries could negatively affect market activity levels and our revenues.
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

Goldman Sachs 2024 Form 10-K	35

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Our asset management and wealth management businesses have been and may in the future be adversely affected by the poor investment performance of our investment products or a client preference for products other than those which we offer or for products that generate lower fees.
Poor investment returns in our asset management and wealth management businesses, due to either general market conditions or underperformance (relative to our competitors or to benchmarks) by funds or accounts that we manage or investment products that we design or sell, affect our ability to retain existing assets and to attract new clients or additional assets from existing clients. This could affect the management and incentive fees that we earn on assets under supervision (AUS) or the commissions and net spreads that we earn for selling other investment products. To the extent that our clients choose to invest in products that we do not currently offer, we will suffer outflows and a loss of management fees. Further, if, due to changes in investor sentiment or the relative performance of certain asset classes or otherwise, clients continue to invest in products that generate lower fees (e.g., passively managed or fixed income products), our average effective management fee will decline further and our asset management and wealth management businesses could be adversely affected.
Inflation has had, and could continue to have, a negative effect on our business, results of operations and financial condition.
Inflationary pressures in recent years have affected economies, financial markets and market participants worldwide. Inflationary pressures in recent years have increased certain of our operating expenses, and have adversely affected consumer sentiment and CEO confidence. Central bank responses to inflationary pressures in recent years have also resulted in higher market interest rates, which, in turn, have contributed to lower activity levels across financial markets, in particular for debt underwriting transactions and mortgage originations, and resulted in lower values for certain financial assets which have adversely affected our equity and debt investments. Higher interest rates increase our borrowing costs and have in recent years required us to increase interest paid on our deposits. If inflationary pressures increase, our expenses may increase; we may be unable to achieve our efficiency ratio target; activity levels for certain of our businesses, in particular debt underwriting and mortgages, may decline; our interest expense could increase faster than our interest income, reducing our net interest income and net interest margin; certain of our investments could incur losses or generally low levels of returns; AUS could decline, or the composition of our AUS could shift to lower fee products, reducing management and other fees; economies worldwide could experience recessions; and we could continue to operate in a generally unfavorable economic and market environment.

Liquidity
Our liquidity, profitability and businesses may be adversely affected by an inability to access the debt capital markets or to sell assets.
Liquidity is essential to our businesses. It is of critical importance to us, as most of the failures of financial institutions have occurred in large part due to insufficient liquidity. Our liquidity may be impaired by an inability to access secured and/or unsecured debt markets, an inability to raise or retain deposits, an inability to access funds from our subsidiaries or otherwise allocate liquidity optimally, an inability to sell assets or redeem our investments, lack of timely settlement of transactions, unusual deposit outflows, or other unforeseen outflows of cash or collateral. This situation may arise due to circumstances that we may be unable to control, such as a general market or economic disruption or an operational problem that affects third parties or us, or even by the perception among market participants that we, or other market participants, are experiencing greater liquidity risk.
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
Numerous regulations impose stringent liquidity requirements on large financial institutions, including us. These regulations require us to hold large amounts of highly liquid assets and reduce our flexibility to source and deploy funding. In addition, our need to manage our operations in light of certain regulatory requirements when applicable thresholds are met has in the past limited and may in the future limit our ability to raise deposits in GSIB or other funding, which could adversely affect our liquidity or ability to respond efficiently to liquidity stress.

36	Goldman Sachs 2024 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Our businesses have been and may in the future be adversely affected by disruptions or lack of liquidity in the credit markets, including reduced access to credit and higher costs of obtaining credit.
Widening credit spreads, as well as significant declines in the availability of credit, have in the past adversely affected our ability to borrow on a secured and unsecured basis and may do so in the future. We fund ourselves on an unsecured basis by primarily issuing long-term debt and commercial paper, by raising deposits at our bank subsidiaries, by issuing hybrid financial instruments and by obtaining loans or lines of credit from commercial or other banking entities. We seek to finance many of our assets on a secured basis. Any disruptions in the credit markets may make it harder and more expensive to obtain funding for our businesses. If our available funding is limited or we are forced to fund our operations at a higher cost, these conditions may require us to curtail our business activities and increase our cost of funding, both of which could reduce our profitability, particularly in our businesses that involve investing, lending and market making.
Our clients engaging in mergers, acquisitions and other types of strategic transactions often rely on access to the secured and unsecured credit markets to finance their transactions. A lack of available credit or an increased cost of credit can adversely affect the size, volume and timing of our clients’ mergers and acquisitions transactions, particularly large transactions, and adversely affect our advisory and underwriting businesses.
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
As of December 2024, our counterparties could have called for additional collateral or termination payments related to our net derivative liabilities under bilateral agreements in an aggregate amount of $315 million in the event of a one-notch downgrade of our credit ratings and $1.20 billion in the event of a two-notch downgrade of our credit ratings. A downgrade by any one rating agency, depending on the agency’s relative ratings of us at the time of the downgrade, may have an impact which is comparable to the impact of a downgrade by all rating agencies. For further information about our credit ratings, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management — Liquidity Risk Management — Credit Ratings” in Part II, Item 7 of this Form 10-K.
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

Goldman Sachs 2024 Form 10-K	37

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
There has been a trend towards increased regulation and supervision of our branches and subsidiaries by the governments and regulators in the countries in which those branches and subsidiaries are located or do business. Concerns about protecting clients and creditors of branches and subsidiaries of financial institutions that are located outside of the country in which such branches or subsidiaries are located or do business have caused or may cause a number of governments and regulators to take additional steps to “ring fence” or require internal total loss-absorbing capacity (which may also be subject to “bail-in” powers, as described below) at those branches and subsidiaries in order to protect clients and creditors of those branches and subsidiaries in the event of financial difficulties involving those branches and subsidiaries. The result has been and may continue to be additional limitations on our ability to efficiently move capital and liquidity among our affiliated entities, or to Group Inc., including in times of stress, thereby increasing the overall level of capital and liquidity required by us on a consolidated basis.
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

38	Goldman Sachs 2024 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

We are also subject to the risk that our rights against third parties may not be enforceable in all circumstances. In addition, deterioration in the credit quality of third parties whose securities or obligations we hold, including a deterioration in the value of collateral posted by third parties to secure their obligations to us, including under derivative contracts and loan agreements, could result in losses and/or adversely affect our ability to rehypothecate or otherwise use those securities or obligations for liquidity purposes.
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
In the ordinary course of business, we are at times subject to a concentration of credit risk to a particular counterparty, borrower, issuer (including sovereign issuers) or geographic area or group of related countries, such as the E.U., and a failure or downgrade of, or default by, such entity could negatively impact our businesses, perhaps materially, and the systems by which we set limits and monitor the level of our credit exposure to individual entities, industries, countries and regions may not function as we have anticipated. Regulatory reform, including the Dodd-Frank Act, has led to increased centralization of trading activity through particular clearinghouses, agent banks or exchanges, which has significantly increased our concentration of risk with respect to these entities. While our activities expose us to many different industries, counterparties and countries, we routinely execute a high volume of transactions with counterparties engaged in financial services activities, including brokers and dealers, commercial banks, clearinghouses, exchanges and investment funds. This has resulted in significant credit concentration with respect to these counterparties.

Goldman Sachs 2024 Form 10-K	39

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Derivative transactions and delayed documentation or settlements expose us to credit risk, unexpected risks and potential losses.
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
Operational
A failure in our or third-party operational systems or human error, malfeasance or other misconduct, could impair our liquidity, disrupt our businesses, result in the disclosure of confidential information, damage our reputation and cause losses.
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
Many rules and regulations worldwide govern our obligations to execute transactions and report transactions and other information to regulators, exchanges and investors. Compliance with these legal and reporting requirements can be challenging, and we have been and may in the future be subject to regulatory fines and penalties for failing to follow these rules or to report timely, accurate and complete information in accordance with these rules.
As the volume, speed, frequency and complexity of transactions, especially electronic transactions (as well as the requirements to report such transactions on a real-time basis to clients, regulators and exchanges) increase, developing and maintaining our operational systems and infrastructure has become more challenging, and the risk of systems or human error by us or our third-party service providers in connection with such transactions has increased, as have the potential consequences of errors due to the speed and volume of transactions involved and the potential difficulty associated with discovering errors quickly enough to limit the resulting consequences. For example, the transition to a T+1 settlement timeframe in the U.S. in 2024 has subjected us to, and will continue to subject us to, increased operational risks with respect to reporting and timely settlement of transactions. These risks are exacerbated in times of increased volatility. As with other similarly situated institutions, we utilize credit underwriting models in connection with our businesses, including our consumer-oriented activities. Allegations or publicity, whether or not accurate, that our underwriting decisions do not treat consumers or clients fairly, or comply with the applicable law or regulation, have in the past resulted and may in the future result in negative publicity, reputational damage and governmental and regulatory scrutiny, investigations and enforcement actions.

40	Goldman Sachs 2024 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Our financial, accounting, data processing or other operational systems and facilities have in the past not operated properly in certain respects and may in the future not operate properly or become disabled as a result of events that are wholly or partially beyond our control, such as a spike in transaction volume or an operational disruption at a third-party service provider, adversely affecting our ability to process these transactions or provide these services. We must continuously update our systems to support our operations and growth and to respond to changes in regulations and markets, and invest heavily in systemic controls and training to pursue our objective of ensuring that such transactions do not violate applicable rules and regulations or, due to errors in processing such transactions, adversely affect markets, our clients and counterparties or us. Enhancements and updates to systems, as well as the requisite training, including in connection with the integration of new businesses, entail significant costs and create risks associated with implementing new systems and integrating them with existing ones.
The use of computing devices, phones and other mobile devices is critical to the work done by our employees and the operation of our systems and businesses and those of our clients and our third-party service providers and vendors. Their importance has continued to increase, for both our regular operations and business continuity plans. Computers and computer networks are subject to various risks, including, among others, cyber attacks, inherent technological defects, system disruptions and failures and human error. For example, fundamental security flaws in computer chips found in many types of these computing devices and phones have been reported in the past and may occur in the future, and in July 2024 there was a widely publicized information technology outage as a result of a faulty update to a cybersecurity software product that affected many businesses worldwide. The use of personal devices by our employees or by our vendors for work-related activities also presents risks related to potential violations of record retention and other requirements. Cloud technologies are also critical to the operation of our systems and platforms and our reliance on cloud technologies is growing. Service disruptions have resulted, and may result in the future, in delays in accessing, or the loss of, data that is important to our businesses and may hinder our clients’ access to our platforms. There have been a number of widely publicized cases of outages in connection with access to cloud computing providers. Addressing these and similar issues could be costly and affect the performance of these businesses and systems. Applying fixes can introduce operational risks, and, despite the fixes, there may still be residual security risks.

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
The majority of the employees in our primary locations, including the New York metropolitan area, London, Bengaluru, Hyderabad, Hong Kong, Tokyo, Salt Lake City, Dallas, Singapore, Warsaw and Birmingham, work in close proximity to one another. Our headquarters is located in the New York metropolitan area, and we have our largest employee concentration occupying two principal office buildings near the Hudson River waterfront. They are subject to potential catastrophic events, including, but not limited to, terrorist attacks, extreme weather, or other hostile events that could negatively affect our business. Notwithstanding our efforts to maintain business continuity, business disruptions impacting our offices and employees could lead to our employees’ inability to occupy the offices, communicate with or travel to other office locations or work remotely. As a result, our ability to service and interact with clients may be adversely impacted, due to our failure or inability to successfully implement business contingency plans.

Goldman Sachs 2024 Form 10-K	41

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
The interconnectivity of multiple financial institutions with agent banks, exchanges and clearinghouses, and the increased centrality of these entities, increases the risk that an operational failure at one institution or entity may cause an industry-wide operational failure that could materially impact our ability to conduct business. Interconnectivity of financial institutions with other companies through, among other things, application programming interfaces or APIs presents similar risks. Any such failure, termination or constraint could adversely affect our ability to effect transactions, service our clients, manage our exposure to risk or expand our businesses or result in financial loss or liability to our clients, impairment of our liquidity, disruption of our businesses, regulatory intervention or reputational damage.

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

42	Goldman Sachs 2024 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

The development and use of AI present risks and challenges that may adversely impact our business.
We or our third-party vendors, clients or counterparties have in the past developed or incorporated, and may in the future develop or incorporate, AI technology in certain business processes, services or products. The development and use of AI present a number of risks and challenges to our business. The legal and regulatory environment relating to AI is uncertain and rapidly evolving, both in the U.S. and internationally, and includes regulation targeted specifically at AI as well as provisions in intellectual property, privacy, consumer protection, employment and other laws applicable to the use of AI. These evolving laws and regulations could require changes in our implementation of AI technology and increase our compliance costs and the risk of non-compliance. AI models, particularly generative AI models, may produce output or take action that is incorrect, that result in the release of private, confidential or proprietary information, that reflect biases included in the data on which they are trained, infringe on the intellectual property rights of others, or that is otherwise harmful. In addition, the complexity of many AI models makes it challenging to understand why they are generating particular outputs. This limited transparency increases the challenges associated with assessing the proper operation of AI models, understanding and monitoring the capabilities of the AI models, reducing erroneous output, eliminating bias and complying with regulations that require documentation or explanation of the basis on which decisions are made. Further, we may rely on AI models developed by third parties, and, to that extent, would be dependent in part on the manner in which those third parties develop and train their models, including risks arising from the inclusion of any unauthorized material in the training data for their models, and the effectiveness of the steps these third parties have taken to limit the risks associated with the output of their models, matters over which we may have limited visibility. Additionally, we are exposed to risks related to the use of AI technologies by third-party vendors, clients, counterparties, clearinghouses and other financial intermediaries. Any of these risks could expose us to liability or adverse legal or regulatory consequences and harm our reputation and the public perception of our business or the effectiveness of our security measures.
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
We are regularly the target of attempted cyber attacks, including denial-of-service attacks, and must continuously monitor and develop our systems to protect the integrity and functionality of our technology infrastructure and access to and the security of our data. We have faced a high volume of cyber attacks as we expand our mobile- and other internet-based products and services, as well as our usage of mobile and cloud technologies, and as we provide these services to individual consumers. Further, the use of AI by cybercriminals may increase the frequency and severity of cybersecurity attacks against us or our third-party vendors and clients. The use of employee-owned devices presents additional risks of cyber attacks, as do hybrid work arrangements. In addition, due to our interconnectivity with third-party vendors (and their respective service providers), agent banks, exchanges, clearinghouses and other financial institutions, we could be adversely impacted if any of them is subject to a successful cyber attack or other information security event. These impacts could include the loss of access to information or services from the third party subject to the cyber attack or other information security event or could result in unauthorized access to or disclosure of client, customer or other confidential information, which could, in turn, interrupt certain of our businesses or adversely affect our results of operations and reputation.

Goldman Sachs 2024 Form 10-K	43

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
If one or more of these types of events occur, it potentially could jeopardize our, our clients’, our counterparties’ or third parties’ confidential and other information processed, stored in, or transmitted through our computer systems and networks, or otherwise cause interruptions or malfunctions in our operations or those of our clients, counterparties or third parties, which could impact their ability to transact with us or otherwise result in legal or regulatory action, significant losses or reputational damage. In addition, such an event could persist for an extended period of time before being properly detected or escalated, and, following detection or escalation, it could take considerable time for us to obtain full and reliable information about the extent, amount and type of information compromised. During the course of an investigation, we may not know the full impact of the event and how to remediate it, and actions, decisions and mistakes that are taken or made may further increase the negative effects of the event on our business, results of operations and reputation. Moreover, regulations require us to disclose information on a timely basis about material cybersecurity incidents, including those that may not have been resolved or fully investigated at the time of disclosure.

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
Our clients’ confidential information may also be at risk from the compromise of clients’ accounts, including as a result of a data security breach at an unrelated company. Losses due to unauthorized account activity could harm our reputation and may have adverse effects on our business, financial condition and results of operations.
The increased use of mobile and cloud technologies heightens these and other operational risks, as do hybrid work arrangements. Certain aspects of the security of these technologies are unpredictable or beyond our control, and the failure by mobile technology and cloud service providers to adequately safeguard their systems and prevent cyber attacks could disrupt our operations and result in misappropriation, corruption or loss of confidential and other information. In addition, there is a risk that encryption and other protective measures, despite their sophistication, may be defeated, particularly to the extent that new computing technologies, such as quantum computing, vastly increase the speed and computing power available.
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

44	Goldman Sachs 2024 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

We have in the past incurred and may in the future incur losses as a result of ineffective risk management processes and strategies.
We seek to monitor and control our risk exposure through a risk and control framework encompassing a variety of separate but complementary financial, credit, operational, compliance and legal systems, internal controls, management review processes and other mechanisms. Our risk management process seeks to balance our ability to profit from market-making, investing or lending positions, and underwriting activities, with our exposure to potential losses. While we employ a broad and diversified set of risk monitoring and risk mitigation techniques, those techniques and the judgments that accompany their application cannot anticipate every economic and financial outcome or the specifics and timing of such outcomes. Thus, in the course of our activities, we have incurred and may in the future incur losses. Market conditions in recent years have involved unprecedented dislocations and highlight the limitations inherent in using historical data to manage risk.
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

To the extent that we have positions through our market-making or origination activities or we make investments directly through our investing activities, including private equity or private credit, that do not have an established liquid trading market or are otherwise subject to restrictions on sale or hedging, we may not be able to reduce our positions and therefore reduce our risk associated with those positions. In addition, to the extent permitted by applicable law and regulation, we invest our own capital in private equity, credit, real estate and hedge funds that we manage and limitations on our ability to withdraw some or all of our investments in these funds, whether for legal, reputational or other reasons, may make it more difficult for us to control the risk exposures relating to these investments.
Prudent risk management, as well as regulatory restrictions, may cause us to limit our exposure to counterparties, geographic areas or markets, which may limit our business opportunities and increase the cost of our funding or hedging activities.
Our consumer offerings present us with different risks, and we have needed and continue to need to expand and adapt our risk monitoring and mitigation activities to account for these business activities. A failure to adequately assess and control such risk exposures has in the past resulted and could in the future result in losses to us.
For further information about our risk management policies and procedures, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management” in Part II, Item 7 of this Form 10-K.

Goldman Sachs 2024 Form 10-K	45

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

If there are new laws or regulations or changes in the interpretation or enforcement of existing laws or regulations applicable to our businesses or those of our clients, including capital, liquidity, leverage, long-term debt, total loss-absorbing capacity and margin requirements, restrictions on leveraged lending or other business practices, reporting requirements, requirements relating to recovery and resolution planning, tax burdens and compensation restrictions, that are imposed on a limited subset of financial institutions (whether based on size, method of funding, activities, geography or other criteria), compliance with these new laws or regulations, or changes in the enforcement of existing laws or regulations, could adversely affect our ability to compete effectively with other institutions that are not affected in the same way. In addition, regulation imposed on financial institutions or market participants generally, such as taxes on stock transfers, share repurchases and other financial transactions, could adversely impact levels of market activity more broadly, and thus impact our businesses. Changes to laws or regulations, such as tax laws, could also have a disproportionate impact on us, based on the way those laws or regulations are applied to financial services and financial firms or due to our corporate structure or where or how we provide these services. Recent political developments have added additional uncertainty with respect to new laws and regulations or changes in the interpretations or enforcement of existing laws and regulations.
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

46	Goldman Sachs 2024 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

U.S. and non-U.S. regulatory developments, in particular the Dodd-Frank Act and Basel III, have significantly altered the regulatory framework within which we operate and have adversely affected and may in the future adversely affect our profitability. Among the aspects of the Dodd-Frank Act that have affected or may in the future affect our businesses are: increased capital, liquidity and reporting requirements; limitations on activities in which we may engage; increased regulation of and restrictions on OTC derivatives markets and transactions; limitations on incentive compensation; limitations on affiliate transactions; requirements to reorganize or limit activities in connection with recovery and resolution planning; increased deposit insurance assessments; and increased standards of care for broker-dealers and investment advisers in dealing with clients. The implementation of higher capital requirements, more stringent requirements relating to liquidity, long-term debt and total loss-absorbing capacity and the prohibition on proprietary trading and the sponsorship of, or investment in, covered funds by the Volcker Rule may continue to adversely affect our profitability and competitive position, particularly where these requirements do not apply equally to our competitors. We may become subject to higher and more stringent capital and other regulatory requirements as a result of the implementation of the Basel Committee’s finalization of the post-crisis regulatory capital reforms as well as future Basel Committee standards. Substantial parts of the E.U. rules implementing the Basel III Revisions became effective on January 1, 2025; the E.U. has delayed implementation of the FRTB rules to January 1, 2026; the U.K. issued near final rules implementing the Basel III revisions with a proposed effective date of January 1, 2027; and the FRB has indicated that it expects to work with the other U.S. federal bank regulatory agencies in 2025 on a revised proposal. See “Business — Regulation — Banking Supervision and Regulation — Risk-Based Capital Ratios” in Part I, Item 1 of this Form 10-K for further information about proposed and adopted regulatory requirements.

As described in “Business — Regulation — Banking Supervision and Regulation — Risk-Based Capital Ratios” in Part I, Item 1 of this Form 10-K, the SCB has replaced the capital conservation buffer under the Standardized Capital Rules and resulted in higher and more volatile Standardized capital ratio requirements. Failure to comply with these requirements could limit our ability to, among other things, repurchase shares, pay dividends and make certain discretionary compensation payments. In addition, if we are required to resubmit our capital plan, we generally may not make capital distributions, such as share repurchases or dividends, without the prior approval of the FRB. Dividends and repurchases are also subject to oversight by the FRB, which can result in limitations. Limitations on our ability to make capital distributions could, among other things, prevent us from returning capital to our shareholders and impact our return on equity. Additionally, as a G‑SIB, we are subject to the G‑SIB surcharge. Our G‑SIB surcharge is updated annually based on financial data from the prior year. Expansion of our businesses, growth in our balance sheet and increased reliance on short-term wholesale funding have resulted in increases and in the future may result in further increases in our G‑SIB surcharge and a corresponding increase in our capital requirements. Effective on January 1, 2026, our G-SIB surcharge is expected to increase from 3.0% to 3.5%. The July 2023 proposal from the FRB would introduce additional granularity in the surcharge buckets and increase the amount of financial data used in the calculation of the G-SIB surcharge based on averages over the year, as opposed to period-end values, which could increase our G-SIB surcharge.
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

Goldman Sachs 2024 Form 10-K	47

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
GS Bank USA is assessed pursuant to a strategic plan for CRA compliance purposes. Any failure to comply with CRA requirements could negatively impact GS Bank USA’s CRA ratings, cause reputational harm and result in limits on our ability to make future acquisitions or engage in certain new activities.
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

A failure to appropriately identify and address potential conflicts of interest has in the past and may in the future adversely affect our businesses.
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
We have extensive procedures and controls that are designed to identify and address conflicts of interest, including those designed to prevent the improper sharing of information among our businesses. However, appropriately identifying and dealing with conflicts of interest is complex and difficult, and our reputation, which is one of our most important assets, could be damaged and the willingness of clients to enter into transactions with us may be adversely affected if we fail, or appear to fail, to identify, disclose and deal appropriately with conflicts of interest. In addition, potential or perceived conflicts have in the past and may in the future give rise to litigation, government investigations or enforcement actions. Additionally, our One Goldman Sachs initiative, as well as the alignment of our businesses, aim to increase collaboration among our businesses, which may increase the potential for actual or perceived conflicts of interest and improper information sharing.

48	Goldman Sachs 2024 Form 10-K

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

The financial services industry generally and our businesses in particular have been subject to negative publicity. Our reputation and businesses may be adversely affected by negative publicity or information regarding our businesses, personnel, corporate engagement programs and other initiatives, whether or not accurate or true, that may be posted on social media or other internet forums or published by news organizations. Postings on these types of forums may also adversely impact risk positions of our clients and other parties that owe us money, securities or other assets and increase the chance that they will not perform their obligations to us or reduce the revenues we receive from their use of our services. The speed and pervasiveness with which information can be disseminated through these channels, in particular social media, may magnify risks relating to negative publicity.
In 2023, the rapid dissemination of negative information through social media, in part, is believed to have led to the collapse of Silicon Valley Bank (SVB). SVB suffered a level of deposit withdrawals within a time period not previously experienced by a financial institution. We could also be subject to rapid deposit withdrawals or other outflows as a result of negative social media posts or other negative publicity.
Substantial civil or criminal liability or significant regulatory action against us has in the past had and may in the future have material adverse financial effects and significant reputational consequences, which in turn could seriously harm our business prospects.
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

Goldman Sachs 2024 Form 10-K	49

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
Claims of collusion or anti-competitive conduct have become more common. Financial institutions (including us) have been subject to civil cases and investigatory demands relating to alleged bid-rigging, group boycotts or other anti-competitive practices. Antitrust laws generally provide for joint and several liability and treble damages. These claims have resulted in significant settlements and fines for us in the past and may do so in the future.
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

In conducting our businesses around the world, we are subject to political, legal, regulatory, tax and other risks that are inherent in operating in many countries.
In conducting our businesses and supporting our global operations, we are subject to risks of possible nationalization, expropriation, price controls, capital controls, exchange controls, communications and other content restrictions, and other restrictive governmental actions. For example, sanctions have been imposed by the U.S. and the E.U. on certain individuals and companies in Russia and Venezuela. In many countries, the laws and regulations applicable to the securities and financial services industries and many of the transactions in which we are involved are uncertain and evolving, and it may be difficult for us to determine the exact requirements of local laws in every market. We have been, in some cases, subject to divergent and conflicting laws and regulations across markets, and we are increasingly subject to the risk that the jurisdictions in which we operate have implemented or may implement laws and regulations that directly conflict with those of another jurisdiction. Any determination by local regulators that we have not acted in compliance with the application of local laws in a particular market or our failure to develop effective working relationships with local regulators could have a significant and negative effect not only on our businesses in that market, but also on our reputation generally. Further, in some jurisdictions a failure, or alleged failure, to comply with laws and regulations has subjected and may in the future subject us and our personnel not only to civil actions, but also criminal actions and other sanctions. We are also subject to the enhanced risk that transactions we structure might not be legally enforceable in all cases.
While business and other practices throughout the world differ, our principal entities are subject in their operations worldwide to rules and regulations relating to corrupt and illegal payments, hiring practices and money laundering, as well as laws relating to doing business with certain individuals, groups and countries, such as the FCPA, the BSA and the U.K. Bribery Act. While we have invested and continue to invest significant resources in training and in compliance monitoring, the geographical diversity of our operations, employees, clients and consumers, as well as the vendors and other third parties that we deal with, greatly increases the risk that we may be found in violation of such rules or regulations and such violations have in the past and could in the future subject us to significant penalties or adversely affect our reputation. See for example, “1MDB-Related Matters” in Note 27 to the consolidated financial statements in Part II, Item 8 of this Form 10-K.

50	Goldman Sachs 2024 Form 10-K

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

Goldman Sachs 2024 Form 10-K	51

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

52	Goldman Sachs 2024 Form 10-K

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
As part of our commodities business, we purchase and sell certain physical commodities, arrange for their storage and transport, and engage in market making of commodities. The commodities involved in these activities may include crude oil, refined oil products, natural gas, liquefied natural gas, electric power, agricultural products, base, precious and other metals, minerals (including unenriched uranium), emission credits, coal, freight and related products and indices.
We make investments in and finance entities that engage in the production, storage and transportation of numerous commodities, including many of the commodities referenced above.
These activities subject us and/or the entities in which we invest to extensive and evolving federal, state and local energy, environmental, antitrust and other governmental laws and regulations worldwide, including environmental laws and regulations relating to, among others, air quality, water quality, waste management, transportation of hazardous substances, natural resources, site remediation and health and safety. Additionally, rising climate change concerns have led to additional laws and regulations, regulatory scrutiny and disclosure obligations that have increased and could further increase the operating costs and could adversely affect the profitability of certain of our investments and activities.
There may be substantial costs in complying with current or future laws and regulations relating to our commodities-related activities and investments. Compliance with these laws and regulations requires significant commitments of capital toward environmental and operational monitoring, development of appropriate operational and supervisory procedures and processes, payment of emission fees and carbon or other taxes, and application for, and holding of, permits and licenses.

Commodities involved in our intermediation activities and investments are also subject to the risk of unforeseen or catastrophic events, which are likely to be outside of our control, including those arising from the breakdown or failure of third-party or service providers' transport vessels, storage facilities or other equipment or processes or other mechanical malfunctions, fires, leaks, spills or release of hazardous substances, performance below expected levels of output or efficiency, terrorist attacks, extreme weather events or other natural disasters or other hostile or catastrophic events. In addition, we rely on third-party suppliers or service providers to perform their contractual obligations and any failure on their part, including the failure to supply or to safely transport or store commodities, could expose us to costs or losses. Also, while we seek to insure against potential risks, we do not have insurance to cover some of these risks and the insurance that we have may be inadequate to cover our losses.
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
Our client base is not the same as that of our major competitors. Our businesses may have a higher or lower percentage of clients in certain industries or markets than some or all of our competitors. Therefore, unfavorable industry developments or market conditions affecting certain industries or markets have resulted in the past and may result in the future in our businesses underperforming relative to similar businesses of a competitor if our businesses have a higher concentration of clients in such industries or markets. For example, our market-making businesses have a higher percentage of clients with actively managed assets than some of our competitors and these clients have in the past been and may in the future be disproportionately affected by low volatility.

Goldman Sachs 2024 Form 10-K	53

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Correspondingly, favorable or simply less adverse developments or market conditions involving industries or markets in a business where we have a lower concentration of clients in that industry or market have also resulted in the past and may result in the future in our underperforming relative to a similar business of a competitor that has a higher concentration of clients in that industry or market. For example, we have a smaller corporate client base in our market-making businesses than some of our peers and therefore those competitors may benefit more from increased activity by corporate clients. Similarly, we have not historically engaged in retail equities intermediation to the same extent as other financial institutions, which has in the past affected and could in the future adversely affect our market share in equities execution.
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
Pricing and other competitive pressures in our businesses have continued to increase, particularly in situations where some of our competitors may seek to increase market share by reducing prices. For example, in connection with investment banking and other assignments, in response to competitive pressure we have experienced, we have extended and priced credit at levels that, in some cases, have not fully compensated us for the risks we undertook.

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
The growth of electronic trading and the introduction of new products and technologies, including trading and distributed ledger technologies, such as cryptocurrencies, and AI technologies, has increased competition.
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

54	Goldman Sachs 2024 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

In addition, the emergence, adoption and evolution of new technologies, including distributed ledgers, such as digital assets and blockchain, and AI technologies, have required us to invest resources to adapt our existing products and services, and we expect to continue to make such investments, which could be material. The adoption and evolution of such new technologies may also increase our compliance and regulatory costs. Further, technologies, such as those based on distributed ledgers, that do not require intermediation could also significantly disrupt payments processing and other financial services. Regulatory limitations on our involvement in products and platforms involving digital assets and distributed ledger technologies may not apply equally or, in some cases, at all to certain of our competitors. We may not be as timely or successful in developing or integrating, or even able to develop or integrate, new products and technologies, such as those built on distributed ledgers or AI technologies, into our existing products and services, adapting to changes in client preferences or achieving market acceptance of our products and services., For example, our competitors may be more timely or successful in developing or integrating AI technologies to increase their productivity and reduce their costs or to provide better transaction execution or improved products and services to clients. Any of the foregoing could affect our ability to attract or retain clients, cause us to lose market share or result in service disruptions and in turn reduce our revenues or otherwise adversely affect us.
Our businesses would be adversely affected if we are unable to hire and retain qualified employees.
Our performance is largely dependent on the talents and efforts of highly skilled people; therefore, our continued ability to compete effectively in our businesses, to manage our businesses effectively and to expand into new businesses and geographic areas depends on our ability to attract and retain a talented workforce. Factors that affect our ability to attract and retain such employees include the level and composition of our compensation and benefits, our reputation as a successful business with a culture of fairly hiring, training and promoting qualified employees and government policies, including immigration policy. As a significant portion of the compensation that we pay to our employees is in the form of year-end discretionary compensation, a significant portion of which is in the form of deferred equity-related awards, declines in our profitability, or in the outlook for our future profitability, as well as regulatory limitations on compensation levels and terms, can negatively impact our ability to hire and retain highly qualified employees.

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

Goldman Sachs 2024 Form 10-K	55

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
Climate change may cause or be a contributing factor to extreme weather events that disrupt operations at one or more of our primary locations, which may negatively affect our ability to service and interact with our clients, adversely affect the value of our investments, including our real estate investments, and reduce the availability or increase the cost of insurance. Climate change and the transition to a less carbon-dependent economy may also have a negative impact on the operations or financial condition of our clients and counterparties, which may decrease revenues from those clients and counterparties and increase the credit risk associated with loans and other credit exposures to those clients and counterparties. In addition, climate change may impact the broader economy.

We are also exposed to risks resulting from changes in public policy, laws and regulations, or market and public perceptions and preferences in connection with the transition to a less carbon-dependent economy. These changes could adversely affect our business, results of operations and reputation. In addition, due to divergent stakeholder views regarding climate change, we are at increased risk that any actual or perceived action, or lack thereof, by us in connection with the transition to a less carbon-dependent economy will be perceived negatively by some stakeholders and adversely affect our business and reputation. If our response to climate change is subject to criticism, our business, reputation and efforts to recruit and retain employees may suffer.
New laws, regulations or guidance relating to climate change, as well as the perspectives of government officials, regulators, shareholders, employees and other stakeholders regarding climate change, may affect whether and on what terms and conditions we engage in certain activities or offer certain products. Federal and state, and non-U.S. banking regulators and supervisory authorities, shareholders and other stakeholders have increasingly viewed financial institutions as playing an important role in helping to address risks related to climate change, both directly and with respect to their clients, which may result in financial institutions coming under increased requirements and expectations regarding the disclosure and management of their climate risks and related lending, investment and advisory activities. For example, in 2023 we participated in a pilot climate scenario analysis exercise conducted by the FRB, the results of which were released in 2024. We are also subject to interagency guidance jointly issued by the FRB, FDIC, and OCC in 2023 regarding principles for climate-related financial risk management for large financial institutions. In addition, in 2023, the NYDFS issued guidance on the management of material financial risks from climate change, which applies to New York State-regulated banking and mortgage institutions, including GS Bank USA. Additionally, certain states in which we operate have enacted or proposed laws or regulations regarding ESG matters, including laws or regulations that require climate-related disclosures, that address the consideration of ESG factors in state investments or contracting, and that require financial institutions to broadly provide customers with access to financial services, many of which may have broad, extraterritorial application.

56	Goldman Sachs 2024 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

In the E.U., certain of our entities are expected to be subject in varying degrees to sustainability-related laws being implemented, including directives, such as the CSRD and the CSDDD, which would significantly expand the scope of ESG disclosure requirements applicable to us and impose stringent due diligence requirements with respect to adverse human rights and environmental impacts in our upstream business partners’ operations, as well as require us to put into effect a climate transition plan.
These, as well as any additional or heightened laws, regulations, guidance and expectations, have in the past subjected and may in the future, subject us to different and potentially conflicting requirements and expectations in the various jurisdictions in which we operate, and have in the past resulted in and could in the future result in increased regulatory, compliance or other costs or higher capital requirements. The risks associated with, and the perspective of government officials, regulators, shareholders, employees and other stakeholders regarding, climate change are continuing to evolve rapidly, which can make it difficult to assess the ultimate impact on us of climate change-related risks and uncertainties, but we expect that climate change-related risks will increase over time.
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

Goldman Sachs 2024 Form 10-K	57

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
In our consumer-oriented activities, we have faced and continue to face compliance, legal and regulatory risk, increased reputational risk and increased operational risk due to, among other things, higher transaction volumes and significantly increased retention and transmission of consumer and client information. We are also subject to additional legal requirements, including with respect to suitability and consumer protection (for example, Regulation Best Interest, fair lending laws and regulations and privacy laws and regulations). Further, identity fraud may increase and credit reporting practices may change in a manner that makes it more difficult for financial institutions, such as us, to evaluate the creditworthiness of consumers.
In connection with our transaction banking activities, we face compliance, legal and regulatory risk, including with respect to know-your-customer, anti-money laundering and reporting requirements and prohibitions on transfers of property belonging to countries, entities and individuals subject to sanctions by U.S. or other governmental authorities. We are making significant enhancements to existing controls, systems and procedures to manage these risks.

58	Goldman Sachs 2024 Form 10-K

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
We have engaged in selective acquisitions and may continue to do so in the future and these acquisitions may, individually or in the aggregate, be material to us. Any future acquisitions could involve the issuance of common stock and/or the payment of cash as consideration. The success of our acquisitions will depend, in part, on our ability to integrate the acquired businesses and realize anticipated synergies, cost savings and growth opportunities. For example, in 2024, we sold GreenSky Holdings, LLC, which we had previously acquired, and in connection with the disposition we incurred a write-down of intangible assets and goodwill. Also in 2024, we entered into an agreement to transition the GM credit card program to another issuer and have incurred a write-down of intangible assets in connection with that transaction. In any future acquisitions, we may face numerous risks and uncertainties in combining and integrating the relevant businesses and systems, including the need to combine or separate accounting and data processing systems and management controls and to integrate relationships with clients, counterparties, regulators and others in connection with acquisitions. Integration of acquired businesses is time-consuming and could disrupt our ongoing businesses, produce unforeseen regulatory or operating difficulties, cause us to incur incremental expenses or require incremental financial, management and other resources. It is also possible that an acquisition, once announced, may not close due to the failure to satisfy applicable closing conditions, such as the receipt of necessary shareholder or regulatory approvals.
There is no assurance that any of our acquisitions will be successfully integrated or yield all of the expected benefits and synergies in the time frames that we expect, or at all. If we are not able to integrate our acquisitions successfully, our results of operations, financial condition and cash flows could be adversely affected.

Goldman Sachs 2024 Form 10-K	59

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
Item 2. Properties
In the U.S. and elsewhere in the Americas, we have offices consisting of approximately 6.3 million square feet of leased and owned space. Our principal executive offices are located at 200 West Street, New York, New York and consist of approximately 2.1 million square feet. The building is located on a parcel leased from Battery Park City Authority pursuant to a ground lease. Under the lease, Battery Park City Authority holds title to all improvements, including the office building, subject to our right of exclusive possession and use until June 2069, the expiration date of the lease. Under the terms of the ground lease, we made a lump sum ground rent payment in June 2007 of $161 million for rent through the term of the lease.
In Europe, the Middle East and Africa, we have offices consisting of approximately 1.8 million square feet of leased and owned space. Our European headquarters is located in London at Plumtree Court, consisting of approximately 826,000 square feet under a lease which can be terminated in 2039.
In Asia, Australia and New Zealand, we have offices consisting of approximately 2.9 million square feet, including our offices in India, and regional headquarters in Tokyo and Hong Kong. In India, we have offices with approximately 1.9 million square feet, the majority of which have leases that will expire starting in 2028.
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
Item 4. Mine Safety Disclosures
Not applicable.

60	Goldman Sachs 2024 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The principal market on which our common stock is traded is the NYSE under the symbol “GS.” Information relating to the performance of our common stock from December 31, 2019 through December 31, 2024 is set forth in “Supplemental Financial Information — Common Stock Performance” in Part II, Item 8 of this Form 10-K. As of February 7, 2025, there were 5,251 holders of record of our common stock.
The table below presents purchases made by or on behalf of Group Inc. or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our common stock during the fourth quarter of 2024.

	Total Shares Purchased	Average Price Paid Per Share	Total Shares Purchased as Part of a Publicly Announced Program	Dollar Value of Remaining Authorized Repurchases ($ in millions)
October	1,146,242	$523.45	1,146,242	$17,604
November	1,717,264	$582.31	1,717,264	$16,604
December	668,161	$598.52	668,161	$16,204
Total	3,531,667		3,531,667

In 2023, our Board approved a share repurchase program authorizing repurchases of up to $30 billion of our common stock. This program replaced our previous share repurchase program and has no set expiration or termination date. The share repurchases are effected primarily through regular open-market purchases (which may include repurchase plans designed to comply with Rule 10b5-1 and accelerated share repurchases), the amounts and timing of which are determined primarily by our current and projected capital position, and capital deployment opportunities, but which may also be influenced by the evolution of current and future regulatory capital requirements, general market conditions and the prevailing price and trading volumes of our common stock. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Capital Management and Regulatory Capital — Capital Management — Share Repurchase Program” in Part II, Item 7 of this Form 10-K for further information.
Information relating to compensation plans under which our equity securities are authorized for issuance is presented in Part III, Item 12 of this Form 10-K.

Goldman Sachs 2024 Form 10-K	61

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
When we use the terms “we,” “us” and “our,” we mean Group Inc. and its consolidated subsidiaries. When we use the term “our subsidiaries,” we mean the consolidated subsidiaries of Group Inc. References to “this Form 10-K” are to our Annual Report on Form 10-K for the year ended December 31, 2024. All references to “the consolidated financial statements” or “Supplemental Financial Information” are to Part II, Item 8 of this Form 10-K. All references to 2024, 2023 and 2022 refer to our years ended, or the dates, as the context requires, December 31, 2024, December 31, 2023 and December 31, 2022, respectively. Any reference to a future year refers to a year ending on December 31 of that year. Certain reclassifications have been made to previously reported amounts to conform to the current presentation.
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

62	Goldman Sachs 2024 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
These statements may relate to, among other things, (i) our future plans and results, including our target return on average common shareholders’ equity (ROE), return on average tangible common shareholders’ equity (ROTE), efficiency ratio, Common Equity Tier 1 (CET1) capital ratio and firmwide total credit alternative assets, and how they can be achieved, (ii) trends in or growth opportunities for our businesses, including the timing, costs, profitability, benefits and other aspects of business and strategic initiatives and their impact on our efficiency ratio, as well as the opportunities and challenges presented by artificial intelligence (AI), (iii) our level of future compensation expense, (iv) our Investment banking fees backlog and future advisory and capital markets results, (v) our expected interest income and interest expense, (vi) our expense savings and strategic locations initiatives, (vii) expenses we may incur, including future litigation expense, (viii) the projected growth of our deposits and other funding, asset liability management and funding strategies and related interest expense savings, (ix) our business initiatives, (x) our planned 2025 benchmark debt issuances, (xi) the amount, composition and location of global core liquid assets (GCLA) we expect to hold, (xii) our credit exposures, (xiii) our expected provision for credit losses, (xiv) the adequacy of our allowance for credit losses, (xv) the narrowing of our consumer business, (xvi) the objectives and effectiveness of our business continuity planning (BCP), information security program, risk management and liquidity policies, (xvii) our resolution plan and its implications for stakeholders, (xviii) the design and effectiveness of our resolution capital and liquidity models and triggers and alerts framework, (xix) the results of stress tests, the effect of changes to regulations, and our future status, activities or reporting under banking and financial regulation, (xx) our expected tax rate, (xxi) the future state of our liquidity and regulatory capital ratios, and our prospective capital distributions (including dividends and repurchases), (xxii) our expected stress capital buffer (SCB) and global systemically important bank (G-SIB) surcharge, (xxiii) legal proceedings, governmental investigations or other contingencies, (xxiv) the asset recovery guarantee and our remediation activities related to our 1Malaysia Development Berhad (1MDB) settlements, (xxv) the effectiveness of our management of our human capital, (xxvi) our sustainability and carbon neutrality targets and goals, (xxvii) future inflation, (xxviii) the impact of Russia’s invasion of Ukraine and related sanctions and other developments on our business, results and financial position, (xxix) our ability to sell, and the terms of any proposed sales of, Asset & Wealth Management historical principal investments, and our ability to transition the General Motors (GM) credit card program, (xxx) the impact of the conflicts in the Middle East, (xxxi) our ability to manage our commercial real estate exposures, (xxxii) the profitability of Platform Solutions and (xxxiii) the effectiveness of our cybersecurity risk management process.
Executive Overview
We generated net earnings of $14.28 billion for 2024, compared with $8.52 billion for 2023. Diluted earnings per common share (EPS) was $40.54 for 2024, compared with $22.87 for 2023. ROE was 12.7% for 2024, compared with 7.5% for 2023. Book value per common share was $336.77 as of December 2024, 7.4% higher compared with December 2023.
Net revenues were $53.51 billion for 2024, 16% higher than 2023, primarily reflecting higher net revenues in Global Banking & Markets and Asset & Wealth Management. The increase in net revenues in Global Banking & Markets primarily reflected higher net revenues in Equities, significantly higher Investment banking fees and higher net revenues in Fixed Income, Currency and Commodities (FICC). The increase in net revenues in Asset & Wealth Management primarily reflected significantly higher net revenues in Equity investments and higher Management and other fees. Net revenues in Platform Solutions were slightly higher.
Provision for credit losses was $1.35 billion for 2024, compared with $1.03 billion for 2023. Provisions for 2024 reflected net provisions related to the credit card portfolio (primarily driven by net charge-offs). Provisions for 2023 reflected net provisions related to both the credit card portfolio (primarily driven by net charge-offs) and wholesale loans (primarily driven by impairments), partially offset by reserve reductions related to the transfer of the GreenSky loan portfolio to held for sale and the sale of substantially all of the Marcus by Goldman Sachs (Marcus) loan portfolio.
Operating expenses were $33.77 billion for 2024, 2% lower than 2023, reflecting decreases driven by significantly lower expenses, including impairments, related to commercial real estate in consolidated investment entities (CIEs) and other significant expenses recognized in the prior year, including the write-down of identifiable intangible assets related to GreenSky Holdings, LLC (GreenSky), an impairment of goodwill related to Consumer platforms and the FDIC special assessment fee. These decreases were partially offset by higher compensation and benefits expenses (reflecting improved operating performance) and higher transaction based expenses. Our efficiency ratio (total operating expenses divided by total net revenues) was 63.1% for 2024, compared with 74.6% for 2023.
During 2024, we returned a total of $11.80 billion of capital to common shareholders, including $8.00 billion of common share repurchases and $3.80 billion of common stock dividends. As of December 2024, our CET1 capital ratio was 15.0% under the Standardized Capital Rules and 15.3% under the Advanced Capital Rules. See Note 20 to the consolidated financial statements for further information about our capital ratios.

Goldman Sachs 2024 Form 10-K	63

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
Business Environment
In 2024, the global economy grew, but was impacted throughout the year by broad macroeconomic and geopolitical concerns. Concerns regarding inflation and ongoing geopolitical stresses, including tensions with China and the conflicts in Ukraine and the Middle East, remained elevated. Despite these concerns, the economy in the U.S. has remained resilient and equity markets have reacted favorably to the outcomes of national elections. Additionally, markets were focused on policy interest rate cuts by several central banks, including the first rate cut by U.S. Federal Reserve since it began increasing the rate in 2022.
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
Instruments classified in level 3 of the fair value hierarchy are those which require one or more significant inputs that are not observable. Level 3 financial assets represented 1.2% as of December 2024 and 1.5% as of December 2023 of our total assets. See Notes 4 and 5 to the consolidated financial statements for further information about level 3 financial assets, including changes in level 3 financial assets and related fair value measurements. Absent evidence to the contrary, instruments classified in level 3 of the fair value hierarchy are initially valued at transaction price, which is considered to be the best initial estimate of fair value. Subsequent to the transaction date, we use other methodologies to determine fair value, which vary based on the type of instrument. Estimating the fair value of level 3 financial instruments requires judgments to be made. These judgments include:
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
Regardless of the methodology, valuation inputs and assumptions are only changed when corroborated by substantive evidence.

64	Goldman Sachs 2024 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
Controls Over Valuation of Financial Instruments. Market makers and investment professionals in our revenue-producing units are responsible for pricing our financial instruments. Our control infrastructure is independent of the revenue-producing units and is fundamental to ensuring that all of our financial instruments are appropriately valued at market-clearing levels. In the event that there is a difference of opinion in situations where estimating the fair value of financial instruments requires judgment (e.g., calibration to market comparables or trade comparison, as described below), the final valuation decision is made by senior managers in our independent price verification function within Controllers. This independent price verification is critical to ensuring that our financial instruments are properly valued.
Price Verification. All financial instruments at fair value classified in levels 1, 2 and 3 of the fair value hierarchy are subject to our independent price verification process. The objective of price verification is to have an informed and independent opinion with regard to the valuation of financial instruments under review. Instruments that have one or more significant inputs which cannot be corroborated by external market data are classified in level 3 of the fair value hierarchy. Price verification strategies utilized by our independent price verification function within Controllers include:
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
Review of Net Revenues. We seek to ensure adherence to our pricing policy through a combination of daily procedures, including the explanation and attribution of net revenues based on the underlying factors. Through this process, we independently validate net revenues, identify and resolve potential fair value or trade booking issues on a timely basis and seek to ensure that risks are being properly categorized and quantified.
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

Goldman Sachs 2024 Form 10-K	65

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
The allowance for credit losses also includes qualitative components which allow management to reflect the uncertain nature of economic forecasting, capture uncertainty regarding model inputs, and account for model imprecision and concentration risk. The qualitative factors considered by management include, among others, changes and trends in loan portfolios, uncertainties associated with the macroeconomic and geopolitical environments, credit concentrations, changes in volume and severity of past due and criticized loans, idiosyncratic events and deterioration within an industry or region.

Our estimate of credit losses entails judgment about collectability at the reporting dates, and there are uncertainties inherent in those judgments. The allowance for credit losses is subject to a governance process that involves senior management within Risk and Controllers. Personnel within Risk are responsible for forecasting the economic variables that underlie the economic scenarios that are used in the modeling of expected credit losses. While we use the best information available to determine this estimate, future adjustments to the allowance may be necessary based on, among other things, changes in the economic environment or variances between actual results and the original assumptions used. Loans are charged off against the allowance for loan losses when deemed to be uncollectible.
We also record an allowance for credit losses on lending commitments which are held for investment that are accounted for at amortized cost. Such allowance is determined using the same methodology as the allowance for loan losses, while also taking into consideration the probability of drawdowns or funding, and whether such commitments are cancellable by us.
To estimate the potential impact of an adverse macroeconomic environment on our allowance for credit losses, we, among other things, compared the expected credit losses under the weighted average forecast used in the calculation of allowance for credit losses as of December 2024 (which was weighted towards the baseline and adverse economic scenarios) to the expected credit losses under a 100% weighted adverse economic scenario. The adverse economic scenario of the forecast model reflects a global recession in the first quarter of 2025 through the first quarter of 2026, resulting in an economic contraction and rising unemployment rates. A 100% weighting to the adverse economic scenario would have resulted in an approximate $0.9 billion increase in our allowance for credit losses as of December 2024. This hypothetical increase does not take into consideration any potential adjustments to qualitative reserves. The forecasts of macroeconomic conditions are inherently uncertain and do not take into account any other offsetting or correlated effects. The actual credit loss in an adverse macroeconomic environment may differ significantly from this estimate. See Note 9 to the consolidated financial statements for further information about the allowance for credit losses.
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

66	Goldman Sachs 2024 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
Goodwill is assessed for impairment annually in the fourth quarter or more frequently if events occur or circumstances change that indicate an impairment may exist. When assessing goodwill for impairment, first, a qualitative assessment can be made to determine whether it is more likely than not that the estimated fair value of a reporting unit is less than its carrying value. If the results of the qualitative assessment are not conclusive, a quantitative goodwill test is performed. Alternatively, a quantitative goodwill test can be performed without performing a qualitative assessment. Estimating the fair value of our reporting units requires judgment. Critical inputs to the fair value estimates include projected earnings, allocated equity, price-to-earnings multiples and price-to-book multiples. There is inherent uncertainty in the projected earnings. The carrying value of each reporting unit reflects an allocation of total shareholders’ equity and represents the estimated amount of total shareholders’ equity required to support the activities of the reporting unit under currently applicable regulatory capital requirements. During the third quarter of 2024, in connection with the planned sale of our seller financing loan portfolio, we performed a quantitative goodwill test and determined that the goodwill associated with Transaction banking and other was impaired, and accordingly, recorded a $14 million impairment. In the fourth quarter of 2024, we performed our annual assessment of goodwill for impairment, for each of our reporting units with goodwill, by performing a qualitative assessment. As a result of the annual assessment, we determined that it was more likely than not that the estimated fair value of each reporting unit with goodwill exceeded its respective carrying value. Therefore, we determined that goodwill for each reporting unit was not impaired and that a quantitative goodwill test was not required. See Note 12 to the consolidated financial statements for further information about our annual assessment of goodwill for impairment. If we experience a prolonged or severe period of weakness in the business environment, financial markets, the performance of one or more of our reporting units or our common stock price, or additional increases in capital requirements, our goodwill could be impaired in the future.
Identifiable intangible assets are tested for impairment when events or changes in circumstances suggest that an asset’s or asset group’s carrying value may not be fully recoverable. Judgment is required to evaluate whether indications of potential impairment have occurred, and to test identifiable intangible assets for impairment, if required. An impairment is recognized if the estimated undiscounted cash flows relating to the asset or asset group is less than the corresponding carrying value. During 2024, in connection with the planned transition of the GM credit card program to another issuer, we classified the GM credit card program to held for sale and recognized a $72 million write-down of identifiable intangible assets. See Note 12 to the consolidated financial statements for further information about identifiable intangible assets.
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
In accounting for income taxes, we recognize tax positions in the financial statements only when it is more likely than not that the position will be sustained on examination by the relevant taxing authority based on the technical merits of the position. As of December 2024, our liability for unrecognized tax benefits was $2.16 billion. We use estimates to recognize current and deferred income taxes in the U.S. federal, state and local and non-U.S. jurisdictions in which we operate. The income tax laws in these jurisdictions are complex and can be subject to different interpretations between taxpayers and taxing authorities. Disputes may arise over these interpretations and can be settled by audit, administrative appeals or judicial proceedings. We do not expect that the resolution of any such dispute will have a material impact on our financial condition, but it may be material to the operating results for a particular period, depending, in part, on the operating results for that period. Our interpretations are reevaluated quarterly based on guidance currently available, tax examination experience and the opinions of legal counsel, among other factors. We recognize deferred taxes based on the amount that will more likely than not be realized in the future based on enacted income tax laws. As of December 2024, we had $11.01 billion of deferred tax assets with a related valuation allowance of $2.06 billion. Our estimate for deferred taxes includes estimates for future taxable earnings, including the level and character of those earnings, and various tax planning strategies. See Note 24 to the consolidated financial statements for further information about income taxes.
Recent Accounting Developments
See Note 3 to the consolidated financial statements for information about Recent Accounting Developments.

Goldman Sachs 2024 Form 10-K	67

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
Results of Operations
The composition of our net revenues has varied over time as financial markets and the scope of our operations have changed. The composition of net revenues can also vary over the shorter term due to fluctuations in U.S. and global economic and market conditions. See “Risk Factors” in Part I, Item 1A of this Form 10-K for further information about the impact of economic and market conditions on our results of operations. For a discussion of our 2023 financial results compared with 2022, see Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2023.
Financial Overview
The table below presents an overview of our financial results and selected financial ratios.

	Year Ended December
$ in millions, except per share amounts	2024	2023	2022
Net revenues	$53,512	$46,254	$47,365
Pre-tax earnings	$18,397	$10,739	$13,486
Net earnings	$14,276	$8,516	$11,261
Net earnings to common	$13,525	$7,907	$10,764
Diluted EPS	$40.54	$22.87	$30.06
ROE	12.7%	7.5%	10.2%
ROTE	13.5%	8.1%	11.0%
Net earnings to average assets	0.9%	0.5%	0.7%
Return on shareholders’ equity	12.0%	7.3%	9.7%
Average equity to average assets	7.1%	7.5%	7.5%
Dividend payout ratio	28.4%	45.9%	29.9%
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

	Average for the Year Ended December
$ in millions	2024	2023	2022
Total shareholders’ equity	$119,204	$116,699	$115,990
Preferred stock	(12,430)	(10,895)	(10,703)
Common shareholders’ equity	106,774	105,804	105,287
Goodwill	(5,895)	(6,147)	(5,726)
Identifiable intangible assets	(1,003)	(1,736)	(1,583)
Tangible common shareholders’ equity	$99,876	$97,921	$97,978
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
Net Revenues
The table below presents our net revenues by line item.

	Year Ended December
$ in millions	2024	2023	2022
Investment banking	$7,738	$6,218	$7,360
Investment management	10,596	9,532	9,005
Commissions and fees	4,086	3,789	4,034
Market making	18,390	18,238	18,634
Other principal transactions	4,646	2,126	654
Total non-interest revenues	45,456	39,903	39,687
Interest income	81,397	68,515	29,024
Interest expense	73,341	62,164	21,346
Net interest income	8,056	6,351	7,678
Total net revenues	$53,512	$46,254	$47,365
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

68	Goldman Sachs 2024 Form 10-K

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
Operating Environment. During 2024, the operating environment was generally characterized by continued broad macroeconomic concerns, including concerns and uncertainty about inflation, ongoing geopolitical tensions, central bank policy and the potential outcome of national elections. In investment banking, industry-wide underwriting volumes increased compared with 2023, driven by strong levels of debt offerings and improved levels of equity offerings, while industry-wide completed mergers and acquisitions volumes remained below historical averages. In market making, activity levels were mixed, as activity levels in fixed income-related products decreased compared with the prior year, while activity levels in equity-related products increased. Global equity prices were generally higher compared with the end of 2023, and concerns about the commercial real estate market persisted. In the U.S., the rate of unemployment remained low and the pace of growth in consumer spending increased slightly compared with 2023.
If uncertainty and concerns about geopolitical tensions and the economic outlook remain elevated or grow, including those about central bank policy, inflation and the commercial real estate sector, it may lead to a decline in asset prices, a decline in market-making activity levels, a decline in industry-wide investment banking volumes, and net revenues and provision for credit losses would likely be negatively impacted. See “Segment Assets and Operating Results — Segment Operating Results” for information about the operating environment and material trends and uncertainties that may impact our results of operations.
2024 versus 2023
Net revenues in the consolidated statements of earnings were $53.51 billion for 2024, 16% higher than 2023, primarily reflecting significantly higher other principal transactions revenues, net interest income and investment banking revenues and higher investment management revenues.
Non-Interest Revenues. Investment banking revenues in the consolidated statements of earnings were $7.74 billion for 2024, 24% higher than 2023, primarily reflecting significantly higher revenues in debt underwriting, primarily driven by leveraged finance activity, and in equity underwriting, primarily driven by secondary and initial public offerings. In addition, revenues in advisory were higher, reflecting an increase in completed mergers and acquisitions transactions.
Investment management revenues in the consolidated statements of earnings were $10.60 billion for 2024, 11% higher than 2023, primarily due to higher management and other fees, primarily reflecting the impact of higher average assets under supervision (AUS).
Commissions and fees in the consolidated statements of earnings were $4.09 billion for 2024, 8% higher than 2023, due to higher commissions and fees in Equities, reflecting generally higher market volumes and increased transaction fees, partially offset by a loss related to the planned transition of the GM credit card program to another issuer.
Market making revenues in the consolidated statements of earnings were $18.39 billion for 2024, essentially unchanged compared with 2023. Market making revenues from intermediation activities were slightly higher, primarily reflecting significantly higher revenues in equity cash products, currencies and mortgages, offset by significantly lower revenues in commodities and equity derivatives. Market making revenues from financing activities were essentially unchanged, reflecting significantly lower revenues in FICC financing, offset by significantly higher revenues from Equities financing.
Other principal transactions revenues in the consolidated statements of earnings were $4.65 billion for 2024, 119% higher than 2023, primarily reflecting significantly higher net gains from investments in private equities, significantly higher net gains from derivatives related to our funding activities, the impact of the sale of the Marcus loan portfolio in 2023 (including net revenues of approximately $(370) million related to the sale of substantially all of the portfolio) and significantly lower net losses on hedges related to our relationship lending portfolio.

Goldman Sachs 2024 Form 10-K	69

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
Net Interest Income. Net interest income in the consolidated statements of earnings was $8.06 billion for 2024, 27% higher than 2023, reflecting an increase in interest income, partially offset by an increase in interest expense. The increase in interest income primarily related to trading assets and investments (each reflecting the impact of higher average balances and higher average interest rates), collateralized agreements and other interest-earning assets (each reflecting the impact of higher average interest rates), partially offset by a decrease in interest income related to deposits with banks (reflecting the impact of lower average balances). The increase in interest expense primarily related to collateralized financings and deposits (each reflecting the impact of higher average balances and higher average interest rates) and other interest-bearing liabilities (reflecting the impact of higher average interest rates). See “Supplemental Financial Information — Statistical Disclosures — Distribution of Assets, Liabilities and Shareholders’ Equity” for further information about our sources of net interest income.
Provision for Credit Losses
Provision for credit losses consists of provision for credit losses on financial assets and commitments accounted for at amortized cost, including loans and lending commitments held for investment. See Note 9 to the consolidated financial statements for further information about the provision for credit losses on loans and lending commitments.
The table below presents our provision for credit losses.

	Year Ended December
$ in millions	2024	2023	2022
Provision for credit losses	$1,348	$1,028	$2,715
2024 versus 2023. Provision for credit losses in the consolidated statements of earnings was $1.35 billion for 2024, compared with $1.03 billion for 2023. Provisions for 2024 reflected net provisions related to the credit card portfolio (primarily driven by net charge-offs). Provisions for 2023 reflected net provisions related to both the credit card portfolio (primarily driven by net charge-offs) and wholesale loans (primarily driven by impairments), partially offset by reserve reductions of $637 million related to the transfer of the GreenSky loan portfolio to held for sale and $442 million related to the sale of substantially all of the Marcus loan portfolio.
Operating Expenses
Our operating expenses are primarily influenced by compensation, headcount and levels of business activity. Compensation and benefits includes salaries, year-end discretionary compensation, amortization of equity awards and other items such as benefits. Discretionary compensation is significantly impacted by, among other factors, the level of net revenues, net of provision for credit losses, overall financial performance, prevailing labor markets, business mix, the structure of our share-based awards and the external environment.
The table below presents our operating expenses by line item and headcount.

	Year Ended December
$ in millions	2024	2023	2022
Compensation and benefits	$16,706	$15,499	$15,148
Transaction based	6,724	5,698	5,312
Market development	646	629	812
Communications and technology	1,991	1,919	1,808
Depreciation and amortization	2,392	4,856	2,455
Occupancy	973	1,053	1,026
Professional fees	1,652	1,623	1,887
Other expenses	2,683	3,210	2,716
Total operating expenses	$33,767	$34,487	$31,164
Headcount at period-end	46,500	45,300	48,500
2024 versus 2023. Operating expenses in the consolidated statements of earnings were $33.77 billion for 2024, 2% lower than 2023. Our efficiency ratio was 63.1% for 2024, compared with 74.6% for 2023.
Operating expenses, compared with 2023, reflected decreases driven by significantly lower expenses, including impairments ($1.46 billion recognized in 2023), related to commercial real estate in CIEs (largely in depreciation and amortization) and other significant expenses recognized in the prior year, including the write-down of identifiable intangible assets related to GreenSky of $506 million and an impairment of goodwill related to Consumer platforms of $504 million (both in depreciation and amortization), and the FDIC special assessment fee of $529 million (in other expenses). These decreases were partially offset by higher compensation and benefits expenses (reflecting improved operating performance) and higher transaction based expenses. An incremental expense for the FDIC special assessment fee of $71 million was recognized in 2024, as the FDIC notified banks subject to the special assessment fee of the updated estimated cost to the Deposit Insurance Fund resulting from the closures in 2023 of Silicon Valley Bank and Signature Bank. Net provisions for litigation and regulatory proceedings were $166 million for 2024 compared with $115 million for 2023.
As of December 2024, headcount increased 3% compared with December 2023, primarily due to increases in Asset & Wealth Management, Risk and Compliance, partially offset by the impact of the sale of GreenSky.
Provision for Taxes
The effective income tax rate for 2024 was 22.4%, up from the full year income tax rate of 20.7% for 2023, primarily due to a decrease in the impact of permanent tax benefits for 2024 compared with 2023, partially offset by changes in the geographic mix of earnings.

70	Goldman Sachs 2024 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
The Organisation for Economic Co-operation and Development (OECD) Global Anti-Base Erosion Model Rules (Pillar II) aim to ensure that multinationals with revenues in excess of EUR 750 million pay a minimum effective corporate tax rate of 15% (minimum tax) in each jurisdiction in which they operate. The U.K. and other jurisdictions in which we operate have adopted certain portions of the OECD directive (Pillar II legislation) effective beginning in calendar year 2024. The Pillar II legislation did not have a material impact on our effective tax rate for 2024. We expect additional guidance or legislation to be issued by the OECD and various jurisdictions during 2025 which could impact any minimum tax we owe in future periods, possibly materially, and our effective tax rate could increase in 2025 and thereafter. This minimum tax, if any, will be recognized in the period in which it is incurred.
On August 26, 2024, the U.S. Tax Court issued a decision in Varian Medical Systems, Inc. v. Commissioner (Varian decision). The Varian decision reduced the U.S. tax on the deemed repatriation of unremitted foreign earnings of applicable non-U.S. subsidiaries in the transition year of the Tax Cuts and Jobs Act. We are monitoring the Varian decision and evaluating its impact, which could be a material income tax benefit, on the deemed repatriation tax we incurred for the 2018 tax year. No income tax benefit has been recognized in the provision for income taxes as a result of the Varian decision as of December 2024.
We expect our 2025 annual effective tax rate to be approximately 21%.
Segment Assets and Operating Results
Segment Assets. The table below presents assets by segment.

	As of December
$ in millions	2024	2023
Global Banking & Markets	$1,420,142	$1,381,247
Asset & Wealth Management	193,328	191,863
Platform Solutions	62,502	68,484
Total	$1,675,972	$1,641,594
The allocation process for segment assets is based on the activities of these segments. The allocation of assets includes allocation of GCLA (which consists of unencumbered, highly liquid securities and cash), which is included within cash and cash equivalents, collateralized agreements, trading assets and investments on our balance sheet. Due to the integrated nature of these segments, estimates and judgments are made in allocating these assets. See “Risk Management — Liquidity Risk Management” for further information about our GCLA.

Segment Operating Results. The table below presents our segment operating results.

	Year Ended December
$ in millions	2024	2023	2022
Global Banking & Markets
Net revenues	$34,943	$29,996	$32,487
Provision for credit losses	40	401	468

Compensation and benefits expenses	9,426	8,571	8,661
Other operating expenses	10,554	9,469	9,190
Total operating expenses	19,980	18,040	17,851
Pre-tax earnings	$14,923	$11,555	$14,168
Net earnings to common	$10,998	$8,703	$11,458
Average common equity	$75,796	$71,863	$69,951
Return on average common equity	14.5%	12.1%	16.4%

Asset & Wealth Management
Net revenues	$16,142	$13,880	$13,376
Provision for credit losses	(232)	(508)	519

Compensation and benefits expenses	6,595	6,144	5,927
Other operating expenses	5,230	6,885	5,623
Total operating expenses	11,825	13,029	11,550
Pre-tax earnings	$4,549	$1,359	$1,307
Net earnings to common	$3,386	$952	$979
Average common equity	$26,405	$30,078	$31,762
Return on average common equity	12.8%	3.2%	3.1%

Platform Solutions
Net revenues	$2,427	$2,378	$1,502
Provision for credit losses	1,540	1,135	1,728

Compensation and benefits expenses	685	784	560
Other operating expenses	1,277	2,634	1,203
Total operating expenses	1,962	3,418	1,763
Pre-tax earnings/(loss)	$(1,075)	$(2,175)	$(1,989)
Net earnings/(loss) to common	$(859)	$(1,748)	$(1,673)
Average common equity	$4,573	$3,863	$3,574
Return on average common equity	(18.8)%	(45.2)%	(46.8)%

Total
Net revenues	$53,512	$46,254	$47,365
Provision for credit losses	1,348	1,028	2,715

Compensation and benefits expenses	16,706	15,499	15,148
Other operating expenses	17,061	18,988	16,016
Total operating expenses	33,767	34,487	31,164
Pre-tax earnings	$18,397	$10,739	$13,486
Net earnings to common	$13,525	$7,907	$10,764
Average common equity	$106,774	$105,804	$105,287
Return on average common equity	12.7%	7.5%	10.2%
Net revenues in our segments include allocations of interest income and expense based on the funding generated by, or the funding and liquidity requirements of, the respective segments. See Note 25 to the consolidated financial statements for further information about our business segments.
The allocation of common shareholders’ equity and preferred stock dividends to each segment is based on the estimated amount of equity required to support the activities of the segment under relevant regulatory capital requirements. Net earnings for each segment is calculated by applying the firmwide tax rate to each segment’s pre-tax earnings.

Goldman Sachs 2024 Form 10-K	71

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
•Equities financing. Includes prime financing, which provides financing to our clients for their securities trading activities through margin loans that are generally collateralized by securities or cash. Prime financing also includes services which involve lending securities to cover institutional clients’ short sales and borrowing securities to cover our short sales and to make deliveries into the market. We are also an active participant in broker-to-broker securities lending and third-party agency lending activities. In addition, we execute swap transactions to provide our clients with exposure to securities and indices. Financing activities also include portfolio financing, which clients can utilize to manage their investment portfolios, and other equity financing activities, including securities-based loans to individuals.
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

72	Goldman Sachs 2024 Form 10-K

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

The table below presents our Global Banking & Markets assets.

	As of December
$ in millions	2024	2023
Cash and cash equivalents	$129,687	$168,857
Collateralized agreements	356,637	401,554
Customer and other receivables	113,646	117,633
Trading assets	508,379	435,275
Investments	161,381	122,350
Loans	130,670	117,464
Other assets	19,742	18,114
Total	$1,420,142	$1,381,247
The table below presents details about our Global Banking & Markets loans.

	As of December
$ in millions	2024	2023
Corporate	$22,595	$24,159
Real estate	37,705	34,813
Securities-based	4,279	3,758
Other collateralized	67,080	55,527
Installment	70	173
Other	128	475
Loans, gross	131,857	118,905
Allowance for loan losses	(1,187)	(1,441)
Total loans	$130,670	$117,464
Our average Global Banking & Markets gross loans were $126.87 billion for 2024 and $112.07 billion for 2023.
The table below presents our Global Banking & Markets operating results.

	Year Ended December
$ in millions	2024	2023	2022
Advisory	$3,534	$3,299	$4,704
Equity underwriting	1,677	1,153	848
Debt underwriting	2,521	1,764	1,808
Investment banking fees	7,732	6,216	7,360
FICC intermediation	9,564	9,318	11,890
FICC financing	3,640	2,742	2,786
FICC	13,204	12,060	14,676
Equities intermediation	7,937	6,489	6,662
Equities financing	5,494	5,060	4,326
Equities	13,431	11,549	10,988
Other	576	171	(537)
Total net revenues	34,943	29,996	32,487
Provision for credit losses	40	401	468

Compensation and benefits expenses	9,426	8,571	8,661
Other operating expenses	10,554	9,469	9,190
Total operating expenses	19,980	18,040	17,851
Pre-tax earnings	14,923	11,555	14,168
Provision for taxes	3,343	2,392	2,338
Net earnings	11,580	9,163	11,830
Preferred stock dividends	582	460	372
Net earnings to common	$10,998	$8,703	$11,458

Average common equity	$75,796	$71,863	$69,951
Return on average common equity	14.5%	12.1%	16.4%

Goldman Sachs 2024 Form 10-K	73

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
The table below presents our FICC and Equities net revenues by line item in the consolidated statements of earnings.

$ in millions	FICC	Equities
Year Ended December 2024
Market making	$9,020	$9,370
Commissions and fees	–	4,289
Other principal transactions	1,203	68
Net interest income	2,981	(296)
Total	$13,204	$13,431
Year Ended December 2023
Market making	$10,632	$7,606
Commissions and fees	–	3,736
Other principal transactions	656	81
Net interest income	772	126
Total	$12,060	$11,549
Year Ended December 2022
Market making	$12,422	$6,212
Commissions and fees	–	3,791
Other principal transactions	377	41
Net interest income	1,877	944
Total	$14,676	$10,988
In the table above:
•See “Net Revenues” for information about market making revenues, commissions and fees, other principal transactions revenues and net interest income. See Note 25 to the consolidated financial statements for net interest income by segment.
•The primary driver of net revenues for FICC intermediation for all periods was client activity.
•The increase in net interest income within FICC for 2024 compared with 2023 reflected an increase in interest-earning assets. Due to the nature of activities within FICC and Equities and the composition of their associated balance sheet, we assess the performance of these businesses based on total net revenues, as offsets can occur across revenue line items. For example, cash instruments that generate interest income are, in some cases, hedged or funded by derivatives for which changes in fair value are reflected in market making revenues. Also, certain activities produce market making revenues but incur interest expense related to the funding of the related inventory.
The table below presents our financial advisory and underwriting transaction volumes.

	Year Ended December
$ in billions	2024	2023	2022
Announced mergers and acquisitions	$1,037	$933	$1,173
Completed mergers and acquisitions	$901	$1,012	$1,356
Equity and equity-related offerings	$57	$43	$33
Debt offerings	$295	$209	$223
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
In January 2025, we formed the Capital Solutions Group in Global Banking & Markets, which provides a more comprehensive suite of our financing, origination, structuring and risk management offerings across both public and private markets. This group includes the current capabilities of our financing group and expands its coverage to financial sponsors and alternative asset management firms. It also includes an alternatives origination group focused on sourcing, to provide seamless coverage to our private credit and private equity clients. We believe that a more integrated set of these capabilities will allow us to better serve our clients as these private markets continue to grow.
Operating Environment. During 2024, Global Banking & Markets operated in an environment generally characterized by continued broad macroeconomic concerns, including concerns and uncertainty about inflation, prolonged geopolitical stresses and central bank policy, and the potential outcomes of the national elections.
In investment banking, industry-wide debt underwriting volumes for the year increased significantly compared with the prior year, driven by strong levels of leveraged finance and investment-grade offerings. However, industry-wide equity underwriting volumes, despite improving year-over-year, and industry-wide completed mergers and acquisitions volumes remained below historical averages.
In interest rates, the yields on 10-year U.S. and U.K. government bonds increased during the year. In equities, the S&P 500 Index increased by 23% and the MSCI World Index increased by 16% compared with the end of 2023.
In the future, if market and economic conditions deteriorate, and market-making activity levels decline, industry-wide investment banking volumes decline, or credit spreads related to hedges on our relationship lending portfolio tighten, net revenues in Global Banking & Markets would likely be negatively impacted. In addition, if economic conditions deteriorate or if the creditworthiness of borrowers deteriorates, provision for credit losses would likely be negatively impacted.

74	Goldman Sachs 2024 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
2024 versus 2023. Net revenues in Global Banking & Markets were $34.94 billion for 2024, 16% higher than 2023.
Investment banking fees were $7.73 billion, 24% higher than 2023, primarily reflecting significantly higher net revenues in Debt underwriting, primarily driven by leveraged finance activity, and in Equity underwriting, primarily driven by secondary and initial public offerings. In addition, net revenues in Advisory were higher, reflecting an increase in completed mergers and acquisitions transactions.
As of December 2024, our Investment banking fees backlog increased compared with the end of 2023, primarily reflecting higher estimated net revenues from potential advisory transactions.
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
Net revenues in FICC were $13.20 billion, 9% higher than 2023, primarily reflecting significantly higher net revenues in FICC financing, primarily driven by mortgages and structured lending. Net revenues in FICC intermediation were slightly higher, driven by significantly higher net revenues in currencies, mortgages and credit products, largely offset by lower net revenues in interest rate products and significantly lower net revenues in commodities.
The increase in FICC intermediation net revenues reflected the impact of improved market-making conditions on our inventory, partially offset by lower client activity. The following provides information about our FICC intermediation net revenues by business, compared with results for 2023:
•Net revenues in currencies, mortgages and credit products reflected the impact of improved market-making conditions on our inventory.
•Net revenues in interest rate products and commodities primarily reflected lower client activity.

Net revenues in Equities were $13.43 billion, 16% higher than 2023, reflecting significantly higher net revenues in Equities intermediation, primarily driven by derivatives, and higher net revenues in Equities financing, driven by prime financing.
Net revenues in Other were $576 million for 2024, compared with $171 million for 2023, with the increase primarily reflecting significantly lower net losses on hedges.
Provision for credit losses was $40 million for 2024, compared with $401 million for 2023. Provisions for 2023 primarily reflected net provisions related to the commercial real estate portfolio.
Operating expenses were $19.98 billion for 2024, 11% higher than 2023, primarily due to significantly higher transaction based expenses and higher compensation and benefits expenses (reflecting improved operating performance). Pre-tax earnings were $14.92 billion for 2024, 29% higher than 2023.
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
We also provide tailored wealth advisory services, primarily to ultra-high-net worth clients. We operate globally, serving individuals, families, family offices, and foundations and endowments. Our relationships are established directly or introduced through companies that sponsor financial wellness or financial planning programs for their employees, as well as through corporate referrals.
We offer personalized financial planning to individuals and also provide customized investment advisory solutions, and offer structuring and execution capabilities in securities and derivative products across all major global markets. In addition, we offer clients a full range of private banking services, including a variety of deposit alternatives and loans that our clients use to finance investments in both financial and nonfinancial assets, bridge cash flow timing gaps or provide liquidity and flexibility for other needs. We also raise deposits from consumers through Marcus.

Goldman Sachs 2024 Form 10-K	75

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
•Private banking and lending. Our private banking and lending activities include issuing loans to our wealth management clients. Such loans are generally secured by commercial and residential real estate, securities or other assets. We also raise deposits from wealth management clients, including through Marcus. Private banking and lending revenues include net interest income allocated to deposits and net interest income earned on loans to individual clients.
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
The table below presents our Asset & Wealth Management assets.

	As of December
$ in millions	2024	2023
Cash and cash equivalents	$36,364	$48,677
Collateralized agreements	12,126	14,020
Customer and other receivables	19,999	14,859
Trading assets	41,724	27,324
Investments	23,130	24,487
Loans	46,694	45,866
Other assets	13,291	16,630
Total	$193,328	$191,863
The table below presents details about our Asset & Wealth Management loans.

	As of December
$ in millions	2024	2023
Corporate	$7,377	$11,715
Real estate	18,053	16,603
Securities-based	12,198	10,863
Other collateralized	8,027	6,698
Other	1,951	1,121
Loans, gross	47,606	47,000
Allowance for loan losses	(912)	(1,134)
Total loans	$46,694	$45,866
In the table above, gross loans included $38 billion of loans as of December 2024 and $33 billion of loans as of December 2023 that were related to Private banking and lending.
The average Asset & Wealth Management gross loans were $45.84 billion for 2024 and $51.98 billion for 2023.
The table below presents our Asset & Wealth Management operating results.

	Year Ended December
$ in millions	2024	2023	2022
Management and other fees	$10,425	$9,486	$8,781
Incentive fees	393	161	359
Private banking and lending	2,881	2,576	2,458
Equity investments	1,359	342	610
Debt investments	1,084	1,315	1,168
Total net revenues	16,142	13,880	13,376
Provision for credit losses	(232)	(508)	519

Compensation and benefits expenses	6,595	6,144	5,927
Other operating expenses	5,230	6,885	5,623
Total operating expenses	11,825	13,029	11,550
Pre-tax earnings	4,549	1,359	1,307
Provision for taxes	1,019	281	215
Net earnings	3,530	1,078	1,092
Preferred stock dividends	144	126	113
Net earnings to common	$3,386	$952	$979

Average common equity	$26,405	$30,078	$31,762
Return on average common equity	12.8%	3.2%	3.1%
In the table above, Management and other fees included fees from alternatives of $2.18 billion for 2024, $2.13 billion for 2023 and $1.85 billion for 2022.
In 2024, we surpassed our target to achieve annual firmwide management and other fees of more than $10 billion, including more than $2 billion from alternatives.

76	Goldman Sachs 2024 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
In 2024, we achieved our target of pre-tax margins in the mid-twenties for Asset & Wealth Management. We also have a target to achieve ROE in the mid-teens within the medium term (three to five year time horizon from year-end 2022) for Asset & Wealth Management. The pre-tax margin for Asset & Wealth Management was 28% for 2024, including the positive impact of 4 percentage points from the results of historical principal investments.
The table below presents our Asset management and Wealth management net revenues by line item in Asset & Wealth Management.

$ in millions	Asset management	Wealth management	Asset & Wealth Management
Year Ended December 2024
Management and other fees	$4,576	$5,849	$10,425
Incentive fees	393	–	393
Private banking and lending	–	2,881	2,881
Equity investments	1,357	2	1,359
Debt investments	1,084	–	1,084
Total	$7,410	$8,732	$16,142
Year Ended December 2023
Management and other fees	$4,207	$5,279	$9,486
Incentive fees	161	–	161
Private banking and lending	–	2,576	2,576
Equity investments	(7)	349	342
Debt investments	1,315	–	1,315
Total	$5,676	$8,204	$13,880
Year Ended December 2022
Management and other fees	$3,817	$4,964	$8,781
Incentive fees	359	–	359
Private banking and lending	–	2,458	2,458
Equity investments	610	–	610
Debt investments	1,168	–	1,168
Total	$5,954	$7,422	$13,376
The table below presents our Equity investments net revenues by equity type and asset class.

	Year Ended December
$ in millions	2024	2023	2022
Equity Type
Private equity	$1,303	$361	$2,078
Public equity	56	(19)	(1,468)
Total	$1,359	$342	$610

Asset Class
Real estate	$289	$(181)	$1,482
Corporate	1,070	523	(872)
Total	$1,359	$342	$610
The table below presents details about our Debt investments net revenues.

	Year Ended December
$ in millions	2024	2023	2022
Fair value net gains/(losses)	$154	$(61)	$(415)
Net interest income	930	1,376	1,583
Total	$1,084	$1,315	$1,168

Operating Environment. During 2024, Asset & Wealth Management operated in an environment generally characterized by continued broad macroeconomic concerns, including persistent concerns about the commercial real estate market. However, global equity prices were generally higher compared with the end of 2023, positively affecting assets under supervision.
In the future, if market and economic conditions deteriorate, it may lead to a decline in asset prices, or investors transitioning to asset classes that typically generate lower fees or withdrawing their assets, and net revenues in Asset & Wealth Management would likely be negatively impacted.
2024 versus 2023. Net revenues in Asset & Wealth Management were $16.14 billion for 2024, 16% higher than 2023, primarily reflecting significantly higher net revenues in Equity investments and higher Management and other fees. In addition, net revenues in Private banking and lending and Incentive fees were higher, while net revenues in Debt investments were lower.
The increase in Equity investments net revenues primarily reflected significantly higher net gains from investments in private equities (largely reflecting the impact of net losses in real estate investments in the prior year). The increase in Management and other fees primarily reflected the impact of higher average assets under supervision. The increase in Private banking and lending net revenues primarily reflected the impact of the sale of the Marcus loan portfolio in 2023 (including net revenues of approximately $(370) million related to the sale of substantially all of the portfolio) and the impact of higher direct-to-consumer deposit balances. The increase in Incentive fees was driven by harvesting. The decrease in Debt investments net revenues reflected lower net interest income due to a reduction in the debt investments balance sheet, partially offset by net gains in the current year compared with net losses (particularly in real estate investments) in the prior year.
Provision for credit losses was a net benefit of $232 million for 2024, compared with a net benefit of $508 million for 2023. The net benefit for 2024 reflected a net benefit related to the wholesale portfolio (driven by paydowns). The net benefit for 2023 primarily reflected reserve reductions related to the sale of substantially all of the Marcus loan portfolio and lower balances in corporate loans, partially offset by impairments.
Operating expenses were $11.83 billion for 2024, 9% lower than 2023, due to significantly lower expenses, including impairments, related to commercial real estate in CIEs, partially offset by higher compensation and benefits expenses (reflecting improved operating performance). Pre-tax earnings were $4.55 billion for 2024, compared with $1.36 billion for 2023.

Goldman Sachs 2024 Form 10-K	77

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
The table below presents information about our firmwide period-end AUS by asset class, client channel, region and vehicle.

	As of December
$ in billions	2024	2023	2022
Asset Class
Alternative investments	$336	$295	$263
Equity	772	658	563
Fixed income	1,184	1,122	1,010
Total long-term AUS	2,292	2,075	1,836
Liquidity products	845	737	711
Total AUS	$3,137	$2,812	$2,547

Client Channel
Institutional	$1,078	$1,033	$905
Wealth management	929	798	712
Third-party distributed	1,130	981	930
Total AUS	$3,137	$2,812	$2,547

Region
Americas	$2,235	$1,951	$1,806
EMEA	683	653	548
Asia	219	208	193
Total AUS	$3,137	$2,812	$2,547

Vehicle
Separate accounts	$1,687	$1,557	$1,388
Public funds	1,004	901	862
Private funds and other	446	354	297
Total AUS	$3,137	$2,812	$2,547
In the table above:
•Liquidity products includes money market funds and private bank deposits.
•EMEA represents Europe, Middle East and Africa.
Total wealth management client assets (consisting of AUS, brokerage assets and Marcus deposits) were approximately $1.6 trillion as of December 2024.
The table below presents changes in our AUS.

	Year Ended December
$ in billions	2024	2023	2022
Beginning balance	$2,812	$2,547	$2,470
Net inflows/(outflows):
Alternative investments	38	25	19
Equity	15	(3)	13
Fixed income	53	52	18
Total long-term AUS net inflows/(outflows)	106	74	50
Liquidity products	108	27	16
Total AUS net inflows/(outflows)	214	101	66
Acquisitions/(dispositions)	–	(23)	316
Net market appreciation/(depreciation)	111	187	(305)
Ending balance	$3,137	$2,812	$2,547
In the table above:
•During 2024, our AUS increased $325 billion due to net inflows (across all asset classes) and net market appreciation (primarily in equity assets).
•During 2023, our AUS increased $265 billion due to net market appreciation (primarily in equity and fixed income assets) and net inflows (driven by fixed income assets, liquidity products and alternative investments assets), partially offset by the impact of dispositions (related to the sale of Personal Financial Management (PFM)).
•During 2022, our AUS increased $77 billion due to the impact of acquisitions (primarily related to the acquisition of NN Investment Partners) and net inflows (across all asset classes), partially offset by net market depreciation (primarily in fixed income and equity assets).
The table below presents information about our total AUS net inflows/(outflows) by client channel.

	Year Ended December
$ in billions	2024	2023	2022
Institutional	$38	$38	$16
Wealth management	61	31	39
Third-party distributed	115	32	11
Total AUS net inflows/(outflows)	$214	$101	$66

78	Goldman Sachs 2024 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
The table below presents information about our average monthly firmwide AUS by asset class.

	Average for the
	Year Ended December
$ in billions	2024	2023	2022
Asset Class
Alternative investments	$314	$269	$253
Equity	731	610	581
Fixed income	1,164	1,050	992
Total long-term AUS	2,209	1,929	1,826
Liquidity products	751	749	693
Total AUS	$2,960	$2,678	$2,519
In addition to our AUS, we have discretion over alternative investments where we currently do not earn management fees (non-fee-earning alternative assets).
We earn management fees on client assets that we manage and also receive incentive fees based on a percentage of a fund’s or a separately managed account’s return, or when the return exceeds a specified benchmark or other performance targets. These incentive fees are recognized when it is probable that a significant reversal of such fees will not occur. Our estimated unrecognized incentive fees were $4.12 billion as of December 2024 and $3.77 billion as of December 2023. Such amounts are based on the completion of the funds’ financial statements, which is generally one quarter in arrears. These fees will be recognized, assuming no decline in fair value, if and when it is probable that a significant reversal of such fees will not occur, which is generally when such fees are no longer subject to fluctuations in the market value of the assets.
The table below presents our average effective management fee (which excludes non-asset-based fees) earned on our firmwide AUS by asset class.

	Year Ended December
Effective fees (bps)	2024	2023	2022
Alternative investments	62	64	64
Equity	55	57	57
Fixed income	17	17	17
Liquidity products	15	15	14
Total average effective fee	31	31	31

The table below presents details about our monthly average AUS for alternative investments and the average effective management fee we earned on such assets.

$ in billions	Direct strategies	Fund of funds	Total
Year Ended December 2024
Average AUS
Corporate equity	$34	$84	$118
Credit	48	12	60
Real estate	13	14	27
Hedge funds and other	45	26	71
Funds and discretionary accounts	$140	$136	$276
Advisory accounts			38
Total average AUS for alternative investments			$314
Effective Fees (bps)
Corporate equity	122	55	75
Credit	82	10	71
Real estate	88	32	58
Hedge funds and other	68	45	59
Funds and discretionary accounts	88	47	68
Advisory accounts			17
Total average effective fee			62
Year Ended December 2023
Average AUS
Corporate equity	$29	$70	$99
Credit	44	2	46
Real estate	11	9	20
Hedge funds and other	42	22	64
Funds and discretionary accounts	$126	$103	$229
Advisory accounts			40
Total average AUS for alternative investments			$269
Effective Fees (bps)
Corporate equity	125	61	80
Credit	80	37	78
Real estate	82	42	64
Hedge funds and other	67	53	62
Funds and discretionary accounts	86	57	73
Advisory accounts			16
Total average effective fee			64
Year Ended December 2022
Average AUS
Corporate equity	$27	$61	$88
Credit	36	2	38
Real estate	10	8	18
Hedge funds and other	45	22	67
Funds and discretionary accounts	$118	$93	$211
Advisory accounts			42
Total average AUS for alternative investments			$253
Effective Fees (bps)
Corporate equity	133	61	83
Credit	81	51	80
Real estate	87	50	70
Hedge funds and other	64	49	59
Funds and discretionary accounts	87	57	74
Advisory accounts			16
Total average effective fee			64
In the table above, direct strategies primarily includes our private equity, growth equity, private credit, liquid alternatives and real estate strategies. Fund of funds primarily includes our business which invests in leading private equity, hedge fund, real estate and credit third-party managers as a limited partner, secondary-market investor, co-investor or management company partner.

Goldman Sachs 2024 Form 10-K	79

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
The table below presents information about our period-end AUS for alternative investments, non-fee-earning alternative investments and total alternative investments.

$ in billions	AUS	Non-fee-earning alternative assets	Total alternative assets
As of December 2024
Corporate equity	$131	$73	$204
Credit	62	79	141
Real estate	30	24	54
Hedge funds and other	76	3	79
Funds and discretionary accounts	299	179	478
Advisory accounts	37	2	39
Total alternative investments	$336	$181	$517
As of December 2023
Corporate equity	$109	$77	$186
Credit	55	75	130
Real estate	22	32	54
Hedge funds and other	66	3	69
Funds and discretionary accounts	252	187	439
Advisory accounts	43	3	46
Total alternative investments	$295	$190	$485
As of December 2022
Corporate equity	$94	$76	$170
Credit	44	73	117
Real estate	18	36	54
Hedge funds and other	65	2	67
Funds and discretionary accounts	221	187	408
Advisory accounts	42	–	42
Total alternative investments	$263	$187	$450
In the table above:
•Corporate equity primarily includes private equity.
•Total alternative assets included uncalled capital that is available for future investing of $61 billion as of December 2024 and $58 billion as of December 2023.
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
Our target is to grow our total credit alternative assets to $300 billion by the end of 2028.
The table below presents information about third-party commitments raised in our alternatives business from the beginning of 2020 through 2024.

As of
$ in billions	December 2024
Included in AUS	$242
Included in non-fee-earning alternative assets	81
Third-party commitments raised	$323
In the table above, commitments included in non-fee-earning alternative assets included approximately $61 billion, which will begin to earn fees (and become AUS) if and when the commitments are drawn and assets are invested. In 2024, we raised $72 billion in third-party commitments in our alternatives business, including $28 billion in corporate equity, $19 billion in credit, $6 billion in real estate and $19 billion in hedge funds and other. Since 2019, we have raised $323 billion of third-party commitments in our alternatives business and expect fundraising in 2025 to be consistent with levels achieved in recent years.
The table below presents information about alternative investments in Asset & Wealth Management that we hold on our balance sheet by asset type.

	As of December
$ in billions	2024	2023
Loans	$8.5	$12.9
Debt securities	9.0	10.8
Equity securities	13.4	13.2
Other	5.6	9.3
Total	$36.5	$46.2
The table below presents further information about our alternative investments in Asset & Wealth Management that we hold on our balance sheet.

	As of December
$ in billions	2024	2023
Client co-invest	$18.4	$21.3
Firmwide initiatives	8.7	8.6
Historical principal investments:
Loans	1.6	3.5
Debt securities	2.6	3.6
Equity securities	3.5	4.0
Other	1.7	5.2
Total historical principal investments	9.4	16.3
Total	$36.5	$46.2
In the table above:
•Client co-invest primarily includes our investments in funds that we raise and manage or where we have invested alongside our clients.
•Firmwide initiatives primarily includes our investments related to the Community Reinvestment Act and our corporate engagement programs, such as One Million Black Women.
•Historical principal investments includes our remaining balance sheet alternative investments portfolio that we plan to reduce. This portfolio was approximately $30 billion as of December 2022 and we expect to sell down the vast majority of this portfolio by the end of 2026. The impact of historical principal investments to our pre-tax earnings was $939 million for 2024. Attributed equity associated with historical principal investments was approximately $4.0 billion as of December 2024.

80	Goldman Sachs 2024 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
The table below presents the rollforward of our alternative investments categorized as historical principal investments for 2024.

Historical
principal
$ in billions	investments
Beginning balance	$16.3
Additions	0.7
Dispositions	(7.9)
Net markups/(markdowns)	0.3
Ending balance	$9.4
In the table above, dispositions included approximately $400 million of investments that were transferred out of historical principal investments into client co-invest.
Loans and Debt Securities. The table below presents the concentration of loans and debt securities within our alternative investments by accounting classification, region and industry.

	As of December
$ in billions	2024	2023
Loans	$8.5	$12.9
Debt securities	9.0	10.8
Total	$17.5	$23.7

Accounting Classification
Debt securities at fair value	51%	45%
Loans at amortized cost	45%	49%
Loans at fair value	3%	3%
Loans held for sale	1%	3%
Total	100%	100%

Region
Americas	54%	52%
EMEA	35%	37%
Asia	11%	11%
Total	100%	100%

Industry
Consumer & Retail	11%	11%
Financial Institutions	9%	6%
Healthcare	12%	15%
Industrials	14%	18%
Natural Resources & Utilities	2%	2%
Real Estate	13%	11%
Technology, Media & Telecommunications	29%	28%
Other	10%	9%
Total	100%	100%

Equity Securities. The table below presents the concentration of equity securities within our alternative investments by region and industry.

	As of December
$ in billions	2024	2023
Equity securities	$13.4	$13.2

Region
Americas	68%	70%
EMEA	17%	15%
Asia	15%	15%
Total	100%	100%

Industry
Consumer & Retail	5%	6%
Financial Institutions	15%	11%
Healthcare	6%	6%
Industrials	7%	10%
Natural Resources & Utilities	14%	13%
Real Estate	27%	30%
Technology, Media & Telecommunications	24%	22%
Other	2%	2%
Total	100%	100%
In the table above:
•Equity securities included $12.6 billion as of December 2024 and $12.1 billion as of December 2023 of private equity positions, and $0.8 billion as of December 2024 and $1.1 billion as of December 2023 of public equity positions that converted from private equity upon the initial public offerings of the underlying companies.
•The concentrations for real estate equity securities as of December 2024 were 14% for multifamily (13% as of December 2023), 5% for mixed use (8% as of December 2023), 3% for industrials (3% as of December 2023), 2% for office (2% as of December 2023) and 3% for other real estate equity securities (4% as of December 2023).
The table below presents the concentration of equity securities within our alternative investments by vintage.

Vintage
As of December 2024
2017 or earlier	22%
2018 - 2020	28%
2021 - thereafter	50%
Total	100%
As of December 2023
2016 or earlier	25%
2017 - 2019	26%
2020 - thereafter	49%
Total	100%

Goldman Sachs 2024 Form 10-K	81

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
Other. Other investments include tax credit investments (accounted for under the proportional amortization method of accounting) of $3.2 billion as of December 2024 and $3.4 billion as of December 2023. Additionally, other investments includes CIEs, which held assets (generally accounted for at historical cost less depreciation) of $2.4 billion as of December 2024 and $5.9 billion as of December 2023, and were funded with liabilities of approximately $1.2 billion as of December 2024 and $3.5 billion as of December 2023. Substantially all such liabilities were nonrecourse, thereby reducing our equity at risk.
The table below presents the concentration of CIE assets, net of financings, within our alternative investments by region and asset class.

	As of December
$ in billions	2024	2023
CIE assets, net of financings	$1.2	$2.4
Region
Americas	72%	61%
EMEA	15%	25%
Asia	13%	14%
Total	100%	100%
Asset Class
Hospitality	7%	6%
Industrials	23%	16%
Multifamily	15%	13%
Office	29%	24%
Retail	6%	7%
Senior Housing	4%	15%
Student Housing	1%	7%
Other	15%	12%
Total	100%	100%
The table below presents the concentration of CIE assets, net of financings, within our alternative investments by vintage.

Vintage
As of December 2024
2017 or earlier	29%
2018 - 2020	37%
2021 - thereafter	34%
Total	100%
As of December 2023
2016 or earlier	12%
2017 - 2019	57%
2020 - thereafter	31%
Total	100%

Platform Solutions
Platform Solutions includes our consumer platforms and transaction banking and other.
Platform Solutions generates revenues from the following:
Consumer platforms. Our Consumer platforms business issues credit cards, and raises deposits from Apple Card customers. Consumer platforms revenues primarily includes net interest income earned on credit card lending activities. See “Regulatory and Other Matters — Other Matters — Narrowing our Focus on Consumer-Related Activities” for further information.
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
The table below presents our Platform Solutions assets.

	As of December
$ in millions	2024	2023
Cash and cash equivalents	$16,041	$24,043
Collateralized agreements	5,944	7,651
Customer and other receivables	72	3
Trading assets	20,452	14,911
Investments	3	2
Loans	18,836	20,028
Other assets	1,154	1,846
Total	$62,502	$68,484
The table below presents details about our Platform Solutions loans.

	As of December
$ in millions	2024	2023
Installment	$–	$3,125
Credit cards	21,403	19,361
Other	–	17
Loans, gross	21,403	22,503
Allowance for loan losses	(2,567)	(2,475)
Total loans	$18,836	$20,028
The average Platform Solutions gross loans were $20.48 billion for 2024 and $21.48 billion for 2023.

82	Goldman Sachs 2024 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
The table below presents our Platform Solutions operating results.

	Year Ended December
$ in millions	2024	2023	2022
Consumer platforms	$2,147	$2,072	$1,176
Transaction banking and other	280	306	326
Total net revenues	2,427	2,378	1,502
Provision for credit losses	1,540	1,135	1,728

Compensation and benefits expenses	685	784	560
Other operating expenses	1,277	2,634	1,203
Total operating expenses	1,962	3,418	1,763
Pre-tax earnings/(loss)	(1,075)	(2,175)	(1,989)
Provision/(benefit) for taxes	(241)	(450)	(328)
Net earnings/(loss)	(834)	(1,725)	(1,661)
Preferred stock dividends	25	23	12
Net earnings/(loss) to common	$(859)	$(1,748)	$(1,673)

Average common equity	$4,573	$3,863	$3,574
Return on average common equity	(18.8)%	(45.2)%	(46.8)%
Our target is to achieve pre-tax breakeven by the end of 2025 for Platform Solutions.
Operating Environment. The operating environment for Platform Solutions is mainly impacted by the economic environment in the U.S., which, during 2024, was generally characterized by concerns about inflation (although some measures had begun to improve), a continued low rate of unemployment and a slight increase in the pace of growth in consumer spending compared with 2023.
In the future, if economic conditions deteriorate, it may lead to a decrease in consumer spending or a deterioration in consumer credit, and net revenues and provision for credit losses in Platform Solutions would likely be negatively impacted.
2024 versus 2023. Net revenues in Platform Solutions were $2.43 billion for 2024, 2% higher than 2023.
Notwithstanding our strategic decision to narrow the focus on consumer-related activities, Consumer platforms net revenues were slightly higher compared with 2023, reflecting higher average credit card balances and higher average deposit balances, largely offset by the impact of the planned transition of the GM credit card program to another issuer. Transaction banking and other net revenues were lower, primarily reflecting lower net revenues related to the seller financing loan portfolio that was sold during 2024. See “Regulatory and Other Matters — Other Matters — Narrowing our Focus on Consumer-Related Activities” for further information.

Provision for credit losses was $1.54 billion for 2024, compared with $1.14 billion for 2023. Provisions for 2024 reflected net provisions related to the credit card portfolio (primarily driven by net charge-offs). The net provision for 2023 reflected net provisions related to the credit card portfolio (primarily driven by net charge-offs), partially offset by a net release related to the GreenSky loan portfolio (including a reserve reduction related to the transfer of the portfolio to held for sale).
Operating expenses were $1.96 billion for 2024, 43% lower than 2023, primarily due to the write-down of identifiable intangible assets related to GreenSky and an impairment of goodwill related to Consumer platforms in the prior year period. Pre-tax loss was $1.08 billion for 2024, compared with a pre-tax loss of $2.18 billion for 2023.
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
In order to ensure appropriate risk management, we seek to maintain a sufficiently liquid balance sheet and have processes in place to dynamically manage our assets and liabilities, which include (i) balance sheet planning, (ii) setting balance sheet targets, (iii) monitoring of key metrics and (iv) scenario analyses.

Goldman Sachs 2024 Form 10-K	83

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
•To allow Corporate Treasury to evaluate balance sheet targets of our revenue-producing units and requests to change such targets in the context of our overall balance sheet constraints, including our liability profile and capital levels, and key metrics; and
•To inform the target amount, tenor and type of funding to raise, based on our projected assets and contractual maturities.
Corporate Treasury and Risk, along with our revenue-producing units, review current and prior period information and expectations for the year to prepare our balance sheet plan. The specific information reviewed includes asset and liability size and composition, target utilization, risk and performance measures, and capital usage.
Our consolidated balance sheet plan, including our balance sheets by business, funding projections and projected key metrics, is reviewed and approved by the Firmwide Asset Liability Committee. See “Risk Management — Overview and Structure of Risk Management” for an overview of our risk management structure.
Setting Balance Sheet Targets. We set balance sheet targets with the aim of ensuring that our consolidated balance sheet, as well as the balance sheets for our businesses remain within our risk appetite. The Firmwide Asset Liability Committee has the responsibility to review and approve balance sheet targets at least quarterly. Our balance sheet targets are set at levels which are close to actual operating levels, rather than at levels which reflect our maximum risk appetite, in order to ensure prompt escalation and discussion among our revenue-producing units, Corporate Treasury and Risk. Requests for changes in targets are evaluated after giving consideration to their impact on our key metrics. Compliance with targets is monitored by our revenue-producing units, Corporate Treasury and Risk.

Monitoring of Key Metrics. We monitor key balance sheet metrics both by business and on a consolidated basis, including asset and liability size and composition, target utilization and risk measures. We attribute assets to businesses and review and analyze movements resulting from new business activity, as well as market fluctuations.
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
Balance Sheet Analysis and Metrics
As of December 2024, total assets in our consolidated balance sheets were $1.68 trillion, an increase of $34.38 billion from December 2023, reflecting increases in trading assets of $93.05 billion (primarily due to an increase in government obligations, reflecting the impact of our and our clients’ activities), investments of $37.68 billion (primarily due to an increase in U.S. government obligations accounted for as available-for-sale) and loans of $12.84 billion (primarily reflecting our clients’ activities), partially offset by decreases in cash and cash equivalents of $59.49 billion (primarily reflecting our activity) and collateralized agreements of $48.52 billion (primarily reflecting our activity). See “Liquidity Risk Management — Cash Flows” for further information about cash and cash equivalents.
As of December 2024, total liabilities in our consolidated balance sheets were $1.55 trillion, an increase of $29.29 billion from December 2023, primarily reflecting increases in collateralized financings of $35.03 billion (reflecting the impact of our and our clients’ activities), and deposits of $4.60 billion (due to an increase in consumer deposits, partially offset by decreases in transaction banking deposits and other deposits), partially offset by decreases in customer and other payables of $7.47 billion (primarily reflecting our clients’ activities) and borrowings of $5.48 billion (driven by net maturities).

84	Goldman Sachs 2024 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
Our total securities sold under agreements to repurchase (repurchase agreements), accounted for as collateralized financings, were $274.38 billion as of December 2024 and $249.89 billion as of December 2023, which were 5% higher as of December 2024 and 21% higher as of December 2023 than the average daily amount of repurchase agreements over the respective quarters, and 9% higher as of December 2024 and 26% higher as of December 2023 than the average daily amount of repurchase agreements over the respective years. As of December 2024, the increase in our repurchase agreements relative to the average daily amount of repurchase agreements during the quarter and year resulted from lower levels of our and our clients’ activities at the end of the period.
The level of our repurchase agreements fluctuates between and within periods, primarily due to providing clients with access to highly liquid collateral, such as certain government and agency obligations, through collateralized financing activities.
The table below presents information about our balance sheet and leverage ratios.

	As of December
$ in millions	2024	2023
Total assets	$1,675,972	$1,641,594
Unsecured long-term borrowings	$242,634	$241,877
Total shareholders’ equity	$121,996	$116,905
Leverage ratio	13.7x	14.0x
Debt-to-equity ratio	2.0x	2.1x
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

	As of December
$ in millions, except per share amounts	2024	2023
Total shareholders’ equity	$121,996	$116,905
Preferred stock	(13,253)	(11,203)
Common shareholders’ equity	108,743	105,702
Goodwill	(5,853)	(5,916)
Identifiable intangible assets	(847)	(1,177)
Tangible common shareholders’ equity	$102,043	$98,609

Book value per common share	$336.77	$313.56
Tangible book value per common share	$316.02	$292.52
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
•Book value per common share and tangible book value per common share are based on common shares outstanding and restricted stock units granted to employees with no future service requirements and not subject to performance or market conditions (collectively, basic shares) of 322.9 million as of December 2024 and 337.1 million as of December 2023. We believe that tangible book value per common share (tangible common shareholders’ equity divided by basic shares) is meaningful because it is a measure that we and investors use to assess capital adequacy. Tangible book value per common share is a non-GAAP measure and may not be comparable to similar non-GAAP measures used by other companies.

Goldman Sachs 2024 Form 10-K	85

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
The table below presents information about our funding sources.

	As of December
$ in millions	2024		2023
Deposits	$433,013	35%	$428,417	36%
Collateralized financings	358,590	29%	323,564	27%
Unsecured short-term borrowings	69,709	6%	75,945	6%
Unsecured long-term borrowings	242,634	20%	241,877	21%
Total shareholders’ equity	121,996	10%	116,905	10%
Total	$1,225,942	100%	$1,186,708	100%
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
The table below presents the types and sources of deposits.

$ in millions	Savings and Demand	Time	Total
As of December 2024
Consumer	$126,694	$54,541	$181,235
Private bank	90,013	6,489	96,502
Brokered certificates of deposit	–	41,014	41,014
Deposit sweep programs	30,927	–	30,927
Transaction banking	60,925	1,820	62,745
Other	1,776	18,814	20,590
Total	$310,335	$122,678	$433,013
As of December 2023
Consumer	$120,211	$36,903	$157,114
Private bank	86,457	6,855	93,312
Brokered certificates of deposit	–	46,860	46,860
Deposit sweep programs	31,916	–	31,916
Transaction banking	68,177	3,643	71,820
Other	1,568	25,827	27,395
Total	$308,329	$120,088	$428,417
In the table above:
•Savings and demand accounts consist of money market deposit accounts, negotiable order of withdrawal accounts and demand deposit accounts that have no stated maturity or expiration date.
•Time deposits had a weighted average maturity of approximately 0.6 years as of both December 2024 and December 2023.
•Consumer deposits consist of deposits from both Marcus and Apple Card customers.
•Deposit sweep programs include contractual agreements with U.S. broker-dealers who sweep client cash to FDIC-insured deposits.
•Transaction banking deposits consist of deposits that we raised through our cash management services business for corporate and other institutional clients.
•Other deposits are substantially all from institutional clients.
•Deposits insured by the FDIC were $234.54 billion as of December 2024 and $221.52 billion as of December 2023.
•Deposits insured by non-U.S. insurance programs were $25.98 billion as of December 2024 and $26.00 billion as of December 2023.

86	Goldman Sachs 2024 Form 10-K

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
We also raise financing through other types of collateralized financings, such as secured loans and notes. GS Bank USA has access to funding from the Federal Home Loan Bank. Our outstanding borrowings from the Federal Home Loan Bank were $5.04 billion as of December 2024 and we had no outstanding borrowings as of December 2023. Additionally, we have access to funding through the Federal Reserve discount window, but we do not rely on this funding in our liquidity planning and stress testing.

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
The table below presents our quarterly unsecured long-term borrowings maturity profile.

$ in millions	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
As of December 2024
2026	$10,016	$6,947	$8,179	$11,788	$36,930
2027	$13,058	$8,700	$8,091	$11,289	41,138
2028	$11,495	$6,191	$4,542	$6,976	29,204
2029	$4,490	$10,308	$6,912	$11,026	32,736
2030 - thereafter					102,626
Total					$242,634
The weighted average maturity of our unsecured long-term borrowings as of December 2024 was approximately seven years. To mitigate refinancing risk, we seek to limit the principal amount of debt maturing over the course of any monthly, quarterly, semi-annual or annual time horizon. We enter into interest rate swaps to convert a portion of our unsecured long-term borrowings into floating-rate obligations to manage our exposure to interest rates. See Note 14 to the consolidated financial statements for further information about our unsecured long-term borrowings.
Shareholders’ Equity. Shareholders’ equity is a stable and perpetual source of funding. See Note 19 to the consolidated financial statements for further information about our shareholders’ equity.

Goldman Sachs 2024 Form 10-K	87

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
We manage our capital requirements and the levels of our capital usage principally by setting targets on our balance sheet and risk-weighted assets (RWAs), in each case at both the firmwide and business levels.
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
The FRB evaluates us based, in part, on whether we have the capital necessary to continue operating under the baseline and severely adverse scenarios provided by the FRB and those developed internally. This evaluation also takes into account our process for identifying risk, our controls and governance for capital planning, and our guidelines for making capital planning decisions. In addition, the FRB evaluates our plan to make capital distributions (i.e., dividend payments and repurchases or redemptions of stock, subordinated debt or other capital securities) and issue capital, across the range of macroeconomic scenarios and firm-specific assumptions. The FRB determines the SCB applicable to us based on its own annual stress test. The SCB under the Standardized approach is calculated as (i) the difference between our starting and minimum projected CET1 capital ratios under the supervisory severely adverse scenario and (ii) our planned common stock dividends for each of the fourth through seventh quarters of the planning horizon, expressed as a percentage of RWAs.
Based on our 2024 CCAR submission, the FRB increased our SCB from 5.5% to 6.2%, resulting in a Standardized CET1 capital ratio requirement of 13.7% for the period from October 1, 2024 through September 30, 2025. See “Share Repurchase Program” for further information about common stock repurchases and dividends and “Consolidated Regulatory Capital” for further information about the G-SIB surcharge. We published a summary of our annual DFAST results in June 2024. See “Business — Available Information” in Part I, Item 1 of this Form 10-K.
GS Bank USA is required to conduct stress tests on an annual basis and publish a summary of certain results. GS Bank USA published a summary of its annual DFAST results in June 2024. See “Business — Available Information” in Part I, Item 1 of this Form 10-K.

88	Goldman Sachs 2024 Form 10-K

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
We review and make any necessary adjustments to our attributed equity in January each year, to reflect, among other things, our most recent stress test results and changes to our regulatory capital requirements. On January 1, 2024, our allocation of attributed equity changed (relative to the allocation as of December 2023) as follows: attributed equity increased by approximately $1.6 billion for Platform Solutions, while attributed equity decreased by approximately $1.2 billion for Asset & Wealth Management and approximately $0.4 billion for Global Banking & Markets. On January 1, 2025, our allocation of attributed equity changed (relative to the allocation as of December 2024) as follows: attributed equity increased by approximately $0.4 billion for Global Banking & Markets, while attributed equity decreased by approximately $0.3 billion for Asset & Wealth Management and approximately $0.1 billion for Platform Solutions. See “Results of Operations — Segment Assets and Operating Results — Segment Operating Results” for information about our average quarterly attributed equity by segment.
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
In 2023, the Board approved a share repurchase program authorizing repurchases of up to $30 billion of our common stock. The program has no set expiration or termination date. See “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” in Part II, Item 5 of this Form 10-K and Note 19 to the consolidated financial statements for further information about our share repurchase program, and see above for information about our capital planning and stress testing process.
During 2024, we returned a total of $11.80 billion of capital to common shareholders, including $8.00 billion of common share repurchases and $3.80 billion of common stock dividends. Consistent with our capital management philosophy, we will continue prioritizing deployment of capital for our clients where returns are attractive and distribute any excess capital to shareholders through dividends and share repurchases, while targeting a 50 to 100 basis point buffer above our capital requirement.
We are subject to a one percent non-deductible federal excise tax (buyback tax) that is applicable to the fair market value of certain corporate share repurchases. The fair market value of share repurchases subject to the tax is reduced by the fair market value of any applicable stock issued during the calendar year, including stock issued to employees. The buyback tax did not have a material impact on our financial condition, results of operations or cash flows for 2024.
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

Goldman Sachs 2024 Form 10-K	89

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
The capital requirements calculated under the Capital Framework include the capital conservation buffer requirements, which are comprised of a 2.5% buffer (under the Advanced Capital Rules), the SCB (under the Standardized Capital Rules), a countercyclical capital buffer (under both Capital Rules) and the G-SIB surcharge (under both Capital Rules). Our G-SIB surcharge is 3.0% for both 2024 and 2025 and is expected to be 3.5% beginning in 2026. The G-SIB surcharge and countercyclical capital buffer in the future may differ due to additional guidance from our regulators and/or positional changes, and our SCB can change significantly from year to year based on the results of the annual supervisory stress tests. Our target is to maintain capital ratios equal to the regulatory requirements plus a buffer of 50 to 100 basis points.
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
•The external long-term debt to total leverage exposure is the 4.5% minimum.
The table below presents information about our TLAC and external long-term debt ratios.

	For the Three Months Ended or as of December
$ in millions	2024	2023
TLAC	$275,904	$278,188
External long-term debt	$150,682	$154,300
RWAs	$688,541	$692,737
Leverage exposure	$2,120,756	$1,995,756

TLAC to RWAs	40.1%	40.2%
TLAC to leverage exposure	13.0%	13.9%
External long-term debt to RWAs	21.9%	22.3%
External long-term debt to leverage exposure	7.1%	7.7%
In the table above:
•TLAC includes common and preferred stock, and eligible long-term debt issued by Group Inc. Eligible long-term debt represents unsecured debt, which has a remaining maturity of at least one year and satisfies additional requirements.
•External long-term debt consists of eligible long-term debt subject to a haircut if it is due to be paid between one and two years.

90	Goldman Sachs 2024 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
•In accordance with the TLAC rules, the higher of Standardized or Advanced RWAs are used in the calculation of TLAC and external long-term debt ratios and applicable requirements. RWAs represent Standardized RWAs as of both December 2024 and December 2023.
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
The table below presents GSIB’s risk-based capital requirements.

	As of December
	2024	2023
Risk-based capital requirements
CET1 capital ratio	11.9%	10.1%
Tier 1 capital ratio	14.7%	12.4%
Total capital ratio	18.4%	15.4%
The table below presents information about GSIB’s risk-based capital ratios.

	As of December
$ in millions	2024	2023
Risk-based capital and risk-weighted assets
CET1 capital	$4,336	$3,936
Tier 1 capital	$4,336	$3,936
Tier 2 capital	$826	$826
Total capital	$5,162	$4,762
RWAs	$17,767	$16,546

Risk-based capital ratios
CET1 capital ratio	24.4%	23.8%
Tier 1 capital ratio	24.4%	23.8%
Total capital ratio	29.1%	28.8%

In the table above, the risk-based capital ratios as of December 2024 reflected profits that are still subject to annual audit by GSIB’s external auditors and approval by GSIB’s Board of Directors for inclusion in risk-based capital. These profits contributed 213 basis points to the CET1 capital ratio as of December 2024.
The table below presents GSIB’s leverage ratio requirement and leverage ratio.

	As of December
	2024	2023
Leverage ratio requirement	3.7%	3.6%
Leverage ratio	8.9%	7.4%
In the table above, the leverage ratio as of December 2024 reflected profits that are still subject to annual audit by GSIB’s external auditors and approval by GSIB’s Board of Directors for inclusion in risk-based capital. These profits contributed 87 basis points to the leverage ratio as of December 2024.
GSIB is subject to minimum reserve requirements at central banks in certain of the jurisdictions in which it operates. As of both December 2024 and December 2023, GSIB was in compliance with these requirements.
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
The table below presents GSBE’s risk-based capital requirements.

	As of December
	2024	2023
Risk-based capital requirements
CET1 capital ratio	10.3%	10.0%
Tier 1 capital ratio	12.3%	12.1%
Total capital ratio	15.0%	14.8%

Goldman Sachs 2024 Form 10-K	91

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
The table below presents information about GSBE’s risk-based capital ratios.

	As of December
$ in millions	2024	2023
Risk-based capital and risk-weighted assets
CET1 capital	$13,871	$14,212
Tier 1 capital	$13,871	$14,212
Tier 2 capital	$21	$22
Total capital	$13,892	$14,234
RWAs	$43,426	$39,797

Risk-based capital ratios
CET1 capital ratio	31.9%	35.7%
Tier 1 capital ratio	31.9%	35.7%
Total capital ratio	32.0%	35.8%
In the table above, the risk-based capital ratios as of December 2024 reflected profits that are still subject to annual audit by GSBE’s external auditors and approval by GSBE’s shareholder (GS Bank USA) for inclusion in risk-based capital. These profits contributed 151 basis points to the CET1 capital ratio as of December 2024.
The table below presents GSBE’s leverage ratio requirement and leverage ratio.

	As of December
	2024	2023
Leverage ratio requirement	3.0%	3.0%
Leverage ratio	9.8%	11.4%
In the table above, the leverage ratio as of December 2024 reflected profits that are still subject to annual audit by GSBE’s external auditors and approval by GSBE’s shareholder (GS Bank USA) for inclusion in risk-based capital. These profits contributed 54 basis points to the leverage ratio as of December 2024.
GSBE is subject to minimum reserve requirements at central banks in certain of the jurisdictions in which it operates. As of both December 2024 and December 2023, GSBE was in compliance with these requirements.
GSBE is a registered swap dealer with the CFTC and a registered security-based swap dealer with the SEC. As of both December 2024 and December 2023, GSBE was subject to and in compliance with applicable capital requirements for swap dealers and security-based swap dealers.

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
GS&Co. had regulatory net capital, as defined by Rule 15c3-1 of the SEC, of $21.31 billion as of December 2024 and $20.25 billion as of December 2023, which exceeded the greater of the minimum amounts required under Rule 15c3-1 of the SEC and Rules 1.17 and Part 23 Subpart E of the CFTC by $15.87 billion as of December 2024 and $15.07 billion as of December 2023. In addition to its alternative minimum net capital requirements, GS&Co. is also required to hold tentative net capital in excess of $5 billion and net capital in excess of $1 billion in accordance with Rule 15c3-1. GS&Co. is also required to notify the SEC in the event that its tentative net capital is less than $6 billion. As of both December 2024 and December 2023, GS&Co. had tentative net capital and net capital in excess of both the minimum and the notification requirements.
Non-U.S. Regulated Broker-Dealer Subsidiaries. Our principal non-U.S. regulated broker-dealer subsidiaries include GSI and GSJCL.
GSI, our U.K. broker-dealer, is regulated by the PRA and the FCA. GSI is subject to the U.K. capital framework, which is largely based on Basel III.
The table below presents GSI’s risk-based capital requirements.

	As of December
	2024	2023
Risk-based capital requirements
CET1 capital ratio	9.1%	9.1%
Tier 1 capital ratio	11.0%	11.0%
Total capital ratio	13.6%	13.7%

92	Goldman Sachs 2024 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
The table below presents information about GSI’s risk-based capital ratios.

	As of December
$ in millions	2024	2023
Risk-based capital and risk-weighted assets
CET1 capital	$32,697	$32,403
Tier 1 capital	$38,197	$37,903
Tier 2 capital	$6,874	$6,877
Total capital	$45,071	$44,780
RWAs	$265,944	$257,956
Risk-based capital ratios
CET1 capital ratio	12.3%	12.6%
Tier 1 capital ratio	14.4%	14.7%
Total capital ratio	16.9%	17.4%
In the table above, the risk-based capital ratios as of December 2024 reflected profits that are still subject to annual audit by GSI's external auditors and approval by GSI’s Board of Directors for inclusion in risk-based capital. These profits contributed 14 basis points to the CET1 capital ratio as of December 2024.
The table below presents GSI’s leverage ratio requirement and leverage ratio.

	As of December
	2024	2023
Leverage ratio requirement	3.5%	3.5%
Leverage ratio	5.3%	4.9%
In the table above, the leverage ratio as of December 2024 reflected profits that are still subject to annual audit by GSI’s external auditors and approval by GSI’s Board of Directors for inclusion in risk-based capital. These profits contributed 3 basis points to the leverage ratio as of December 2024.
GSI is a registered swap dealer with the CFTC and a registered security-based swap dealer with the SEC. As of both December 2024 and December 2023, GSI was subject to and in compliance with applicable capital requirements for swap dealers and security-based swap dealers.
GSJCL, our Japanese broker-dealer, is regulated by Japan’s Financial Services Agency. GSJCL and certain other non-U.S. subsidiaries are also subject to capital requirements promulgated by authorities of the countries in which they operate. As of both December 2024 and December 2023, these subsidiaries were in compliance with their local capital requirements.

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
Other Matters
Narrowing our Focus on Consumer-Related Activities. During 2023 and 2024, we narrowed our focus with respect to consumer-related activities by taking the following actions:
•We completed the sale of substantially all of the Marcus loan portfolio in 2023 (included within Asset & Wealth Management).
•We sold our PFM business in 2023 (included within Asset & Wealth Management).
•We sold the majority of the GreenSky loan portfolio in 2023 and, during 2024, completed the sale of GreenSky (included within Platform Solutions).
•During 2024, we entered into an agreement to transition the GM credit card program (included within Platform Solutions) to another issuer. The transition is expected to be completed in the third quarter of 2025.
•During 2024, we sold our seller financing loan portfolio (included within Platform Solutions). This portfolio consisted of loans that were extended to small- and medium-sized retailers.
We remain committed to supporting the products and servicing customers through the various transition arrangements for our consumer-related activities.

Goldman Sachs 2024 Form 10-K	93

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
The table below presents the impact to pre-tax earnings of the items that we sold or have announced the decision to sell (with respect to the narrowing of our focus on consumer-related activities).

	Year Ended December
$ in millions	2024	2023
Marcus loan portfolio	$–	$233
PFM	–	276
GreenSky	(27)	(1,227)
GM credit card program	(557)	(65)
Seller financing loan portfolio	(84)	(28)
Total	$(668)	$(811)
In the table above, pre-tax earnings related to GreenSky, the GM credit card program and the seller financing loan portfolio were included within Platform Solutions and the pre-tax earnings related to the Marcus loan portfolio and PFM were included within Asset & Wealth Management.
We have the following remaining consumer-related activities within Platform Solutions:
•We issue credit cards to and raise deposits from Apple Card customers.
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
Impact of Los Angeles County Wildfires. In January 2025, a series of wildfires started in Los Angeles County that spread throughout the region. We are in ongoing dialogue with key stakeholders to assess the health and safety conditions of our office locations and the well-being of our employees. We are monitoring the ongoing developments of the wildfires and the potential impact on the broader economy. As of the date of this filing, the wildfires did not have a material impact on our results of operations.

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

Off-Balance Sheet Arrangement	Disclosure in Form 10-K
Variable interests and other obligations, including contingent obligations, arising from variable interests in nonconsolidated variable interest entities	See Note 17 to the consolidated financial statements.
Guarantees, and lending and other commitments	See Note 18 to the consolidated financial statements.
Derivatives	See “Risk Management — Credit Risk Management — Credit Exposures — OTC Derivatives” and Notes 4, 5, 7 and 18 to the consolidated financial statements.

94	Goldman Sachs 2024 Form 10-K

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
Governance. Risk management governance starts with the Board, which both directly and through its committees, including its Risk Committee, oversees our approach to managing our risks through the enterprise risk management framework. The Board is also responsible for the annual review and approval of our risk appetite statement. The risk appetite statement describes the levels and types of risk we are willing to accept or to avoid in order to achieve our objectives included in our strategy and business plan, while remaining in compliance with regulatory requirements. The Board reviews our strategy and business plan and is ultimately responsible for overseeing and providing direction about our strategy and risk appetite.
The Board, including through its committees, receives regular briefings on firmwide risks, including liquidity risk, market risk, credit risk, operational risk, model risk and climate risk, from our chief risk officer, on cybersecurity threats and risks from our chief information security officer (CISO), on compliance risk and conduct risk from our chief compliance officer, on legal and regulatory enforcement matters from our chief legal officer, and on other matters impacting our reputation from the chair and/or vice-chairs of our Firmwide Reputational Risk Committee. The chief risk officer reports to our chief executive officer and to the Risk Committee of the Board. As part of the review of the firmwide risk portfolio, the chief risk officer regularly advises the Risk Committee of the Board of relevant risk metrics and material exposures, including risk limits and thresholds established in our risk appetite statement.
Enterprise Risk, which reports to our chief risk officer, is responsible for ensuring that our enterprise risk management framework provides the Board, our risk committees and senior management with a consistent and integrated approach to managing our various risks in a manner consistent with our risk appetite.
Our first line of defense consists of our revenue-producing units, Conflicts Resolution, Controllers, Engineering, Corporate Treasury and certain other corporate functions. The first line of defense is responsible for its risk-generating activities, as well as for the design and execution of controls to mitigate such risks.
Our Risk and Compliance functions are considered our second line of defense and provide independent assessment, oversight and challenge of the risks taken by our first line of defense, as well as lead and participate in firmwide risk committees.
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

Goldman Sachs 2024 Form 10-K	95

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
Processes. We maintain various processes that are critical components of our risk management framework, including (i) risk identification and assessment, (ii) risk appetite, limits, thresholds and alerts, (iii) control monitoring and testing, and (iv) risk reporting.
•Risk Identification and Assessment. We believe the identification and assessment of our risks is a critical step in providing our Board and senior management transparency and insight into the range and materiality of our risks. We have a comprehensive data collection process, including firmwide policies and procedures that require all employees to report and escalate risk events. Our approach for risk identification and assessment is comprehensive across all risk types, is dynamic and forward-looking to reflect and adapt to our changing risk profile and business environment, leverages subject matter expertise, and allows for prioritization of our most critical risks. We perform risk assessments periodically with the aim of ensuring that our material financial and nonfinancial risks are mitigated through controls to an acceptable tolerance level in accordance with our risk appetite. Our risk assessments include, among other things, the use of stress testing as well as an assessment of our internal control processes designed to mitigate such risks.
Firmwide stress testing is an important part of our risk management process. It allows us to quantify our exposure to tail risks, highlight potential loss concentrations, undertake risk/reward analysis, and assess and mitigate our risk positions. Firmwide stress tests are performed on a regular basis and are designed to ensure a comprehensive analysis of our vulnerabilities and idiosyncratic risks combining financial and nonfinancial risks, including, but not limited to, credit, market, liquidity and funding, operational and compliance, strategic, systemic and emerging risks into our stress scenarios. We also perform ad hoc stress tests in anticipation of market events or conditions. Stress tests are also used to assess capital adequacy as part of our capital planning and stress testing process. See “Capital Management and Regulatory Capital — Capital Management” for further information.

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
•Risk Appetite, Limits, Thresholds and Alerts. We apply risk limits, thresholds and alerts to control and monitor risk across transactions, products, businesses and markets. The Board, directly or indirectly through its Risk Committee, approves limits, thresholds and alerts included in our risk appetite statement at firmwide, business and product levels. In addition, the Firmwide Risk Appetite Committee, through delegated authority from the Firmwide Enterprise Risk Committee, is responsible for approving our risk limits, thresholds and alerts policy, subject to the overall limits directly or indirectly approved by the Board, and monitoring these limits.
The Firmwide Risk Appetite Committee is responsible for approving and monitoring limits at firmwide, business and product levels. Certain limits may be set at levels that will require periodic adjustment, rather than at levels that reflect our maximum risk appetite. This fosters an ongoing dialogue about risk among our first and second lines of defense, committees and senior management, as well as rapid escalation of risk-related matters. The Firmwide Risk Appetite Committee also authorizes Risk to set limits and thresholds to support monitoring and oversight at a more granular level. For example, Market Risk sets limits at certain product and desk levels, and Credit Risk sets limits for individual counterparties and their subsidiaries, industries and countries. Limits are reviewed regularly and amended on a permanent or temporary basis to reflect changes to our strategic business plan, as well as changing market conditions, business conditions or risk tolerance. Risks limits are monitored by the respective Risk functions.

96	Goldman Sachs 2024 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
•Control Monitoring and Testing. We perform control monitoring and testing to measure the effectiveness of our key controls and to ensure that we are in compliance with policies, codes of conduct, control standards and regulatory requirements. Monitoring and testing is performed by dedicated teams within the first and second lines of defense. These teams establish procedures, develop risk-based annual plans, perform control testing and escalate identified issues.
Issues identified by the dedicated teams, as well as self-identified issues by our employees, are assessed for appropriate escalation and resolution. Where material or thematic issues exist, we develop a plan to remediate them, as appropriate, and monitor the remediation activities.
•Risk Reporting. Effective risk reporting depends on our ability to get the right information to the right people at the right time. Risk reporting is designed to be both forward- and backward-looking and consider detailed information on existing and emerging risk exposures. Risk reporting may include stress testing and scenario analysis, information about the risk profiles for financial and nonfinancial risks, utilization of risk limits and thresholds, details of new and emerging risks identified through our risk identification processes, details of issues, significant internal and external events, and information related to the effectiveness of our controls and remediation plans. As such, we focus on the rigor and effectiveness of our risk systems, with the objective of ensuring that our risk management technology systems provide us with complete, accurate and timely information. Our risk reporting process is designed to take into account information about both existing and emerging risks, thereby enabling our risk committees and senior management to perform their responsibilities with the appropriate level of insight into risk exposures.

We make extensive use of risk committees and councils that meet regularly and serve as an important means to facilitate and foster ongoing discussions to manage and mitigate risks.
We maintain strong and proactive communication about risk and we have a culture of collaboration in decision-making among our first and second lines of defense, committees and senior management. While our first line of defense is accountable and responsible for management of their risk, we dedicate extensive resources to our second line of defense in order to reinforce the importance of having effective oversight and challenge, and a strong culture of escalation and accountability across all functions.
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

Goldman Sachs 2024 Form 10-K	97

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
Structure
Ultimate oversight of risk is the responsibility of our Board. The Board oversees risk both directly and through its committees, including its Risk Committee. We also have a series of committees that generally consist of senior managers, including from both our first and second lines of defense, with specific risk management mandates that have oversight or decision-making responsibilities for risk management activities. We have an established policy for these committees so that appropriate information barriers are in place. Our primary risk committees, most of which also have additional sub-committees, councils or working groups, are described below. In addition to these committees, we have other risk committees that provide oversight for different businesses, activities, products, regions and entities. All of our committees have responsibility for considering the impact on our reputation of the transactions and activities that they oversee.
Membership of our risk committees is reviewed regularly and updated to reflect changes in the responsibilities of the committee members. Accordingly, the length of time that members serve on the respective committees varies as determined by the committee chairs and based on the responsibilities of the members.
The chart below presents an overview of our risk management governance structure.
Management Committee. The Management Committee oversees our global activities. It provides this oversight directly and through delegated authority. This committee consists of our most senior leaders, and is chaired by our chief executive officer. Most members of the Management Committee are also members of other committees. The following are the committees that are principally involved in firmwide risk management.

Firmwide Enterprise Risk Committee. The Firmwide Enterprise Risk Committee is responsible for overseeing all of our financial and nonfinancial risks. As part of such oversight, the committee is responsible for the ongoing review, approval and monitoring of our enterprise risk management framework, as well as our risk limits, and thresholds and alerts policy, through delegated authority to the Firmwide Risk Appetite Committee. The Firmwide Enterprise Risk Committee also reviews new significant strategic business initiatives to determine whether they are consistent with our risk appetite and risk management capabilities. Additionally, the Firmwide Enterprise Risk Committee performs enhanced reviews of significant risk events, the top residual and emerging risks, and the overall risk and control environment in each of our business units in order to propose uplifts, identify elements that are common to all business units and analyze the consolidated residual risks that we face. This committee, which reports to the Management Committee, is co-chaired by our president and chief operating officer and our chief risk officer, who are appointed as chairs by our chief executive officer, and the vice-chair is our chief financial officer, who is appointed as vice-chair by the chairs of the Firmwide Enterprise Risk Committee. The Firmwide Enterprise Risk Committee also periodically provides updates to, and receives guidance from, the Risk Committee of the Board. The following are the primary committees that report to the Firmwide Enterprise Risk Committee:
•Firmwide New Activity Committee. The Firmwide New Activity Committee is responsible for reviewing new activities and, upon referral by the Firmwide Enterprise Risk Committee, significant strategic business initiatives. Additionally, the Firmwide New Activity Committee may review previously approved activities that are significant and/or that have changed in complexity and/or structure or present different reputational and suitability concerns over time to consider whether these activities remain appropriate. This committee is chaired by our controller and chief accounting officer, who is appointed as chair by the chairs of the Firmwide Enterprise Risk Committee.
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

98	Goldman Sachs 2024 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
•Firmwide Compliance and Operational Risk Committee. The Firmwide Compliance and Operational Risk Committee is responsible for overseeing compliance and operational risk. This committee is co-chaired by our chief administrative officer for EMEA, our head of Operational Risk, and our chief compliance officer, who are appointed as chairs by the chairs of the Firmwide Enterprise Risk Committee.
•Firmwide Risk Appetite Committee. The Firmwide Risk Appetite Committee (through delegated authority from the Firmwide Enterprise Risk Committee) is responsible for the ongoing approval and monitoring of risk frameworks, policies and parameters related to our risk management processes, as well as limits, thresholds and alerts, at firmwide, business and product levels. In addition, this committee is responsible for overseeing our financial and model risks and reviews the results of stress tests and scenario analyses. To assist the Firmwide Risk Appetite Committee in carrying out its mandate, a number of other risk committees with dedicated oversight for stress testing, model risks, Volcker Rule compliance, as well as our investments or other capital commitments that may give rise to financial risk, report into the Firmwide Risk Appetite Committee. This committee is chaired by our chief risk officer, who is appointed as chair by the chairs of the Firmwide Enterprise Risk Committee. The Firmwide Capital Committee and Firmwide Commitments Committee report to the Firmwide Risk Appetite Committee.
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
Corporate Treasury is responsible for our liquidity, including developing and executing our liquidity and funding strategy.
Liquidity Risk, which is part of our second line of defense and reports to our chief risk officer, has primary responsibility for assessing, monitoring and managing our liquidity risk by providing independent firmwide oversight and challenge across our global businesses. Liquidity Risk is also responsible for the establishment of stress testing and limits frameworks.

Goldman Sachs 2024 Form 10-K	99

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
Our goal is to ensure that we maintain sufficient liquidity to fund our assets and meet our contractual and contingent obligations in normal times, as well as during periods of market stress. Through our dynamic balance sheet management process, we use actual and projected asset balances to determine secured and unsecured funding requirements. Funding plans are reviewed and approved by the Firmwide Asset Liability Committee. In addition, Risk and the Firmwide Asset Liability Committee review our total unsecured long-term borrowings and total shareholders’ equity to help ensure that we maintain a level of long-term funding that is sufficient to meet our long-term financing requirements. In a liquidity crisis, we would begin by liquidating and monetizing our GCLA before selling other assets. However, we recognize that orderly asset sales may be prudent or necessary in a severe or persistent liquidity crisis.

100	Goldman Sachs 2024 Form 10-K

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
Group Inc. has provided substantial amounts of equity and subordinated indebtedness, directly or indirectly, to its regulated subsidiaries. For example, as of December 2024, Group Inc. had $38.69 billion of equity and subordinated indebtedness invested in GS&Co., its principal U.S. registered broker-dealer; $47.21 billion invested in GSI, a regulated U.K. broker-dealer; $2.08 billion invested in GSJCL, a regulated Japanese broker-dealer; $62.81 billion invested in GS Bank USA, a regulated New York State-chartered bank; and $5.30 billion invested in GSIB, a regulated U.K. bank. Group Inc. also provides financing, directly or indirectly, in the form of: $131.82 billion of unsubordinated loans (including secured loans of $59.97 billion) and $32.92 billion of collateral and cash deposits to these entities as of December 2024. In addition, as of December 2024, Group Inc. had significant amounts of capital invested in and loans to its other regulated subsidiaries.

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

Goldman Sachs 2024 Form 10-K	101

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
Limits are monitored by Corporate Treasury and Liquidity Risk. Liquidity Risk is responsible for identifying and escalating to senior management and/or the appropriate risk committee, on a timely basis, instances where limits have been exceeded.
GCLA and Unencumbered Metrics
GCLA. Based on the results of our internal liquidity risk models, described above, as well as our consideration of other factors, including, but not limited to, a qualitative assessment of our condition, as well as the financial markets, we believe our liquidity position as of both December 2024 and December 2023 was appropriate. We strictly limit our GCLA to a narrowly defined list of securities and cash because they are highly liquid, even in a difficult funding environment. We do not include other potential sources of excess liquidity in our GCLA, such as less liquid unencumbered securities or committed credit facilities.

102	Goldman Sachs 2024 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
The table below presents information about our GCLA.

	Average for the
	Three Months		Year Ended
	Ended December		December
$ in millions	2024	2023	2024	2023
Denomination
U.S. dollar	$311,839	$282,414	$300,535	$282,307
Non-U.S. dollar	110,252	131,176	128,645	124,691
Total	$422,091	$413,590	$429,180	$406,998

Asset Class
Overnight cash deposits	$143,563	$204,929	$184,370	$231,066
U.S. government obligations	177,721	150,806	163,983	133,000
U.S. agency obligations	46,979	22,895	32,102	16,387
Non-U.S. government obligations	53,828	34,960	48,725	26,545
Total	$422,091	$413,590	$429,180	$406,998

Entity Type
Group Inc. and Funding IHC	$60,609	$65,952	$65,965	$66,803
Major broker-dealer subsidiaries	113,996	117,818	117,204	114,824
Major bank subsidiaries	247,486	229,820	246,011	225,371
Total	$422,091	$413,590	$429,180	$406,998
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

Other Unencumbered Assets. In addition to our GCLA, we have a significant amount of other unencumbered cash and financial instruments, including other government obligations, high-grade money market securities, corporate obligations, marginable equities, loans and cash deposits not included in our GCLA. The fair value of our unencumbered assets averaged $295.49 billion for the three months ended December 2024, $286.51 billion for the three months ended December 2023, $292.22 billion for the year ended December 2024 and $281.95 billion for the year ended December 2023. We do not consider these assets liquid enough to be eligible for our GCLA.
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
The table below presents information about our average daily LCR.

	Average for the Three Months Ended
	December	September	December
$ in millions	2024	2024	2023
Total HQLA	$407,348	$434,256	$401,721
Eligible HQLA	$352,494	$369,119	$326,181
Net cash outflows	$279,368	$277,825	$255,106
LCR	126%	133%	128%
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
The table below presents information about our average daily NSFR.

	Average for the Three Months Ended
	December	September	December
$ in millions	2024	2024	2023
Total ASF	$692,474	$673,860	$628,734
Total RSF	$595,352	$577,525	$542,089
NSFR	116%	117%	116%
In the table above, our average quarterly NSFR represents the average of our daily NSFRs during the quarter.

Goldman Sachs 2024 Form 10-K	103

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
The following provides information about our subsidiary liquidity regulatory requirements:
•GS Bank USA. GS Bank USA is subject to a minimum LCR of 100% under the LCR rule approved by the U.S. federal bank regulatory agencies. As of December 2024, GS Bank USA’s LCR exceeded the minimum requirement. The NSFR requirement described above also applies to GS Bank USA. As of December 2024, GS Bank USA’s NSFR exceeded the minimum requirement.
•GSI and GSIB. GSI and GSIB are subject to a minimum LCR of 100% under the LCR rule approved by the U.K. regulatory authorities. GSI’s and GSIB’s average monthly LCR for the trailing twelve-month period ended December 2024 exceeded the minimum requirement. GSI and GSIB are subject to the applicable NSFR requirement in the U.K. As of December 2024, both GSI’s and GSIB’s NSFR exceeded the minimum requirement.
•GSBE. GSBE is subject to a minimum LCR of 100% under the LCR rule approved by the European Parliament and Council. GSBE’s average monthly LCR for the trailing twelve-month period ended December 2024 exceeded the minimum requirement. GSBE is subject to the applicable NSFR requirement in the E.U. As of December 2024, GSBE’s NSFR exceeded the minimum requirement.
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

As of December 2024
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
•The DBRS, Fitch, Moody’s and S&P ratings for preferred stock include the APEX issued by Goldman Sachs Capital II and Goldman Sachs Capital III.
The table below presents the unsecured credit ratings and outlook of GS Bank USA, GSIB, GSBE, GS&Co. and GSI.

As of December 2024
	Fitch	Moody’s	S&P
GS Bank USA
Short-term debt	F1	P-1	A-1
Long-term debt	A+	A1	A+
Short-term bank deposits	F1+	P-1	N/A
Long-term bank deposits	AA-	A1	N/A
Ratings outlook	Stable	Stable	Stable
GSIB
Short-term debt	F1	P-1	A-1
Long-term debt	A+	A1	A+
Short-term bank deposits	F1	P-1	N/A
Long-term bank deposits	A+	A1	N/A
Ratings outlook	Stable	Stable	Stable
GSBE
Short-term debt	F1	P-1	A-1
Long-term debt	A+	A1	A+
Short-term bank deposits	N/A	P-1	N/A
Long-term bank deposits	N/A	A1	N/A
Ratings outlook	Stable	Stable	Stable
GS&Co.
Short-term debt	F1	N/A	A-1
Long-term debt	A+	N/A	A+
Ratings outlook	Stable	N/A	Stable
GSI
Short-term debt	F1	P-1	A-1
Long-term debt	A+	A1	A+
Ratings outlook	Stable	Stable	Stable

104	Goldman Sachs 2024 Form 10-K

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

Year Ended December 2024. Our cash and cash equivalents decreased by $59.49 billion to $182.09 billion at the end of 2024, primarily due to net cash used for investing activities and operating activities, partially offset by financing activities. The net cash used for investing activities primarily reflected net purchases of U.S. government obligations accounted for as available-for-sale securities and an increase in net lending activities (reflecting increases in other collateralized loans). The net cash used for operating activities primarily reflected cash outflows from trading assets, partially offset by cash inflows from collateralized transactions (reflecting both an increase in collateralized financings and a decrease in collateralized agreements). The net cash provided by financing activities primarily reflected cash inflows from other secured financings and deposits (reflecting increases in consumer deposits, partially offset by decreases in transaction banking deposits and other deposits), partially offset by common stock repurchases and net repayments of unsecured long-term borrowings.
Year Ended December 2023. Our cash and cash equivalents decreased by $248 million to $241.58 billion at the end of 2023, due to net cash used for investing and operating activities, partially offset by net cash provided by financing activities and the effect of exchange rate changes on cash and cash equivalents. The net cash used for investing activities primarily reflected net purchases of U.S. government obligations accounted for as held-to-maturity securities. The net cash used for operating activities primarily reflected cash outflows from trading assets and customer and other receivables and payables, net (reflecting a decrease in customer and other payables, partially offset by a decrease in customer and other receivables), partially offset by cash inflows from collateralized transactions (reflecting an increase in collateralized financings, partially offset by an increase in collateralized agreements), net earnings and trading liabilities. The net cash provided by financing activities primarily reflected cash inflows from deposits (reflecting increases in consumer deposits, brokered certificates of deposit and other deposits, partially offset by decreases in deposits sweep program balances and private bank deposits), partially offset by net repayments of unsecured long-term borrowings. The increase in cash and cash equivalents as a result of changes in foreign exchange rates was due to the U.S. dollar weakening during 2023.
For an analysis of cash flows for the year ended December 2022, see Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2023.

Goldman Sachs 2024 Form 10-K	105

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
Market Risk, which is part of our second line of defense and reports to our chief risk officer, has primary responsibility for assessing, monitoring and managing our market risk by providing independent firmwide oversight and challenge across our global businesses.
Managers in revenue-producing units, Corporate Treasury and Market Risk discuss market information, positions and estimated loss scenarios on an ongoing basis. Managers in revenue-producing units and Corporate Treasury are accountable for managing risk within prescribed limits. These managers have in-depth knowledge of their positions, markets and the instruments available to hedge their exposures.

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
We use a variety of risk measures to estimate the size of potential losses for small, moderate and more extreme market moves over both short- and long-term time horizons. Our primary risk measures are VaR, EaR and other stress tests.
Our risk reports detail key risks, drivers and changes for each desk and business, and are distributed daily to senior management of both our revenue-producing units and Risk.
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

106	Goldman Sachs 2024 Form 10-K

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
•Certain interest rate sensitive fees.
Corporate Treasury manages the aggregated interest rate risk from all businesses using both cash and derivatives instruments, including available-for-sale and held-to-maturity securities and interest rate derivatives. We measure EaR over a one-year time horizon following a 100- and 200-basis point instantaneous parallel shock in both short- and long-term interest rates. This sensitivity is calculated relative to a baseline market scenario, which takes into consideration, among other things, the market’s expectation of forward rates, as well as our expectation of future business activity. These scenarios include contractual elements of assets, liabilities, preferred stock, and certain off-balance sheet instruments, such as rates of interest, principal repayment schedules, maturity and reset dates, and any interest rate ceilings or floors, as well as assumptions with respect to our balance sheet size and composition, prepayment behavior and deposit repricing. Deposit repricing is captured by evaluating the change in deposit rate paid relative to the change in market rates (deposit beta) and we calibrate the deposit betas used in our models by using a number of factors, including observed historical behavior, future expectations, funding needs and the competitive landscape. We continuously monitor the performance of our key assumptions against observed behavior and regularly review their sensitivity on our risk metrics.
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

Goldman Sachs 2024 Form 10-K	107

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
Corporate Treasury is responsible for our aggregated interest rate risk, including assessing and monitoring EaR and EVE sensitivity, and interest rate risk stress tests and assumptions.
Risk, which is part of our second line of defense and reports to our chief risk officer, has primary responsibility for assessing, monitoring and managing our interest rate risk (including EaR and EVE sensitivity) by providing independent firmwide oversight and challenge across our global businesses.
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
Limits are monitored by Corporate Treasury and Risk. Risk is responsible for identifying and escalating to senior management and/or the appropriate risk committee, on a timely basis, instances where limits have been exceeded (e.g., due to positional changes or changes in market conditions, such as increased volatilities or changes in correlations). Such instances are remediated by a reduction in the positions we hold and/or a temporary or permanent increase to the limit, if warranted.
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
The table below presents our average daily VaR.

	Year Ended December
$ in millions	2024	2023
Categories
Interest rates	$81	$96
Equity prices	37	29
Currency rates	26	24
Commodity prices	19	19
Diversification effect	(71)	(69)
Total	$92	$99
Our average daily VaR decreased to $92 million in 2024 from $99 million in 2023, due to lower levels of volatility, partially offset by increased exposures. The total decrease was primarily driven by a decrease in the interest rates category, partially offset by an increase in the equity prices category.

108	Goldman Sachs 2024 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
The table below presents our period-end VaR.

	As of December
$ in millions	2024	2023
Categories
Interest rates	$84	$93
Equity prices	41	25
Currency rates	38	15
Commodity prices	14	14
Diversification effect	(86)	(54)
Total	$91	$93
Our period-end VaR decreased to $91 million as of December 2024 from $93 million as of December 2023, due to lower levels of volatility, partially offset by increased exposures. The total decrease was driven by an increase in the diversification effect and a decrease in the interest rates category, partially offset by an increase in the currency rates and equity prices categories.
During 2024, there was a permanent increase to the firmwide VaR risk limit due to higher levels of volatility and increased exposures. The firmwide VaR risk limit was not exceeded during this period. During 2023, the firmwide VaR risk limit was not exceeded and there were no permanent changes to the firmwide VaR risk limit. However, the firmwide VaR risk limit was temporarily changed on four occasions as a result of changes in the market environment in the first half of 2023.
The table below presents our high and low VaR.

	Year Ended December
	2024		2023
$ in millions	High	Low	High	Low
Categories
Interest rates	$121	$57	$148	$70
Equity prices	$65	$25	$49	$22
Currency rates	$47	$10	$47	$9
Commodity prices	$31	$12	$32	$11
Firmwide
VaR	$116	$75	$142	$79
The chart below presents our daily VaR for 2024.
The table below presents, by number of business days, the frequency distribution of our daily net revenues for positions included in VaR.

	Year Ended December
$ in millions	2024	2023
>$100	62	52
$75 – $100	39	40
$50 – $75	57	52
$25 – $50	46	47
$0 – $25	31	22
$(25) – $0	12	30
$(50) – $(25)	3	4
$(75) – $(50)	–	2
$(100) – $(75)	–	–
<$(100)	2	1
Total	252	250
Daily net revenues for positions included in VaR are compared with VaR calculated as of the end of the prior business day. Net losses incurred on a single day for such positions exceeded our 95% one-day VaR (i.e., a VaR exception) on two occasions during 2024 and on one occasion during 2023.
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

Goldman Sachs 2024 Form 10-K	109

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

	As of December
$ in millions	2024	2023
Equity	$1,567	$1,562
Debt	1,904	2,446
Total	$3,471	$4,008
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
•Debt positions include mezzanine and senior debt, and corporate and real estate loans, substantially all of which are included within Asset & Wealth Management. Debt positions also included approximately $1.8 billion as of December 2024 and approximately $2.0 billion as of December 2023 of GM co-branded credit card loans, and approximately $3.0 billion as of December 2023 of GreenSky loans that were classified as held for sale. These held for sale loans were included within Platform Solutions.
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

Credit and Funding Spread Sensitivity on Derivatives and Financial Liabilities. VaR excludes the impact of changes in counterparty credit spreads, our own credit spreads and unsecured funding spreads on derivatives, as well as changes in our own credit spreads (debt valuation adjustment) on financial liabilities for which the fair value option was elected. The estimated sensitivity to a one basis point increase in credit spreads (counterparty and our own) and unsecured funding spreads on derivatives (including hedges) was a loss of $2 million as of both December 2024 and December 2023. In addition, the estimated sensitivity to a one basis point increase in our own credit spreads on financial liabilities for which the fair value option was elected was a gain of $43 million as of December 2024 and $42 million as of December 2023. However, the actual net impact of a change in our own credit spreads is also affected by the liquidity, duration and convexity (as the sensitivity is not linear to changes in yields) of those financial liabilities for which the fair value option was elected, as well as the relative performance of any hedges undertaken.
Earnings-at-Risk. The table below presents the impact of a parallel shift in rates on our net revenues and preferred stock dividends over the next 12 months relative to the baseline scenario.

	As of December
$ in millions	2024	2023
+100 basis points parallel shift in rates	$140	$225
-100 basis points parallel shift in rates	$(270)	$(232)
+200 basis points parallel shift in rates	$196	$445
-200 basis points parallel shift in rates	$(525)	$(475)
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

110	Goldman Sachs 2024 Form 10-K

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

Credit Risk, which is part of our second line of defense and reports to our chief risk officer, has primary responsibility for assessing, monitoring and managing our credit risk by providing independent firmwide oversight and challenge across our global businesses. In addition, we hold other positions that give rise to credit risk (e.g., bonds and secondary bank loans). These credit risks are captured as a component of market risk measures, which are monitored and managed by Market Risk. We also enter into derivatives to manage market risk exposures. Such derivatives also give rise to credit risk, which is monitored and managed by Credit Risk.
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

Goldman Sachs 2024 Form 10-K	111

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
To supplement these regular stress tests, as described above, we also conduct tailored stress tests on an ad hoc basis in response to specific events that we deem significant. We also utilize these stress tests to estimate the indirect impact of certain hypothetical events on our country exposures, such as the impact of credit market deterioration on corporate borrowers and counterparties along with the shocks to the risk factors described above. The parameters of these shocks vary based on the scenario reflected in each stress test. We review estimated losses produced by the stress tests in order to understand their magnitude, highlight potential loss concentrations, and assess and seek to mitigate our exposures, where necessary.
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

112	Goldman Sachs 2024 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
Credit Exposures
As of December 2024, our aggregate credit exposure decreased slightly compared with December 2023, primarily reflecting a decrease in cash deposits with central banks, partially offset by an increase in loans and lending commitments. The percentage of our credit exposures arising from non-investment-grade counterparties (based on our internally determined public rating agency equivalents) increased compared with December 2023, primarily reflecting a decrease in investment-grade credit exposure related to cash deposits with central banks. Our credit exposures are described further below.
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

	As of December
$ in millions	2024	2023
Cash and Cash Equivalents	$167,253	$224,493

Industry
Financial Institutions	10%	9%
Sovereign	90%	91%
Total	100%	100%

Region
Americas	67%	50%
EMEA	24%	34%
Asia	9%	16%
Total	100%	100%

Credit Quality (Credit Rating Equivalent)
AAA	79%	65%
AA	6%	15%
A	14%	20%
BBB	1%	–
Total	100%	100%
The table above excludes cash segregated for regulatory and other purposes of $14.84 billion as of December 2024 and $17.08 billion as of December 2023.
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
The table below presents our net credit exposure from OTC derivatives and the concentration by industry and region.

	As of December
$ in millions	2024	2023
OTC derivative assets	$41,655	$42,950
Collateral (not netted under U.S. GAAP)	(15,821)	(14,420)
Net credit exposure	$25,834	$28,530
Industry
Consumer & Retail	3%	3%
Diversified Industrials	10%	11%
Financial Institutions	19%	21%
Funds	28%	20%
Healthcare	1%	2%
Municipalities & Nonprofit	2%	4%
Natural Resources & Utilities	16%	17%
Sovereign	11%	14%
Technology, Media & Telecommunications	8%	6%
Other (including Special Purpose Vehicles)	2%	2%
Total	100%	100%
Region
Americas	43%	48%
EMEA	49%	45%
Asia	8%	7%
Total	100%	100%
Our credit exposure (before any potential recoveries) to OTC derivative counterparties that defaulted during 2024 remained low, representing less than 2% of our total credit exposure from OTC derivatives.
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

Goldman Sachs 2024 Form 10-K	113

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
The table below presents the distribution of our net credit exposure from OTC derivatives by tenor.

$ in millions	Investment- Grade	Non-Investment- Grade / Unrated	Total
As of December 2024
Less than 1 year	$24,256	$5,247	$29,503
1 – 5 years	16,762	5,240	22,002
Greater than 5 years	49,709	2,622	52,331
Total	90,727	13,109	103,836
Netting	(72,077)	(5,925)	(78,002)
Net credit exposure	$18,650	$7,184	$25,834
As of December 2023
Less than 1 year	$19,314	$7,700	$27,014
1 – 5 years	19,673	6,331	26,004
Greater than 5 years	51,944	3,999	55,943
Total	90,931	18,030	108,961
Netting	(72,412)	(8,019)	(80,431)
Net credit exposure	$18,519	$10,011	$28,530
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

	Investment-Grade
$ in millions	AAA	AA	A	BBB	Total
As of December 2024
Less than 1 year	$781	$5,243	$11,397	$6,835	$24,256
1 – 5 years	855	4,301	6,689	4,917	16,762
Greater than 5 years	2,431	13,970	17,824	15,484	49,709
Total	4,067	23,514	35,910	27,236	90,727
Netting	(1,753)	(20,812)	(30,083)	(19,429)	(72,077)
Net credit exposure	$2,314	$2,702	$5,827	$7,807	$18,650
As of December 2023
Less than 1 year	$583	$4,383	$7,718	$6,630	$19,314
1 – 5 years	1,226	4,850	6,755	6,842	19,673
Greater than 5 years	5,963	13,417	15,507	17,057	51,944
Total	7,772	22,650	29,980	30,529	90,931
Netting	(5,308)	(18,364)	(25,470)	(23,270)	(72,412)
Net credit exposure	$2,464	$4,286	$4,510	$7,259	$18,519
			Non-Investment-Grade / Unrated
$ in millions			≤ BB	Unrated	Total
As of December 2024
Less than 1 year			$5,020	$227	$5,247
1 – 5 years			5,201	39	5,240
Greater than 5 years			2,578	44	2,622
Total			12,799	310	13,109
Netting			(5,888)	(37)	(5,925)
Net credit exposure			$6,911	$273	$7,184
As of December 2023
Less than 1 year			$7,274	$426	$7,700
1 – 5 years			6,244	87	6,331
Greater than 5 years			3,887	112	3,999
Total			17,405	625	18,030
Netting			(7,975)	(44)	(8,019)
Net credit exposure			$9,430	$581	$10,011
Lending Activities. We manage our lending activities using the credit risk process, measures, limits and risk mitigants described above. Other lending positions, including secondary trading positions, are risk-managed as a component of market risk.
The table below presents our loans and lending commitments.

$ in millions	Loans	Lending Commitments	Total
As of December 2024
Corporate	$29,972	$162,529	$192,501
Commercial real estate	29,789	5,016	34,805
Residential real estate	25,969	1,848	27,817
Securities-based	16,477	1,542	18,019
Other collateralized	75,107	33,536	108,643
Consumer:
Installment	70	–	70
Credit cards	21,403	78,099	99,502
Other	2,079	872	2,951
Total	$200,866	$283,442	$484,308
Allowance for loan losses	$(4,666)	$(674)	$(5,340)
As of December 2023
Corporate	$35,874	$144,463	$180,337
Commercial real estate	26,028	3,440	29,468
Residential real estate	25,388	1,471	26,859
Securities-based	14,621	691	15,312
Other collateralized	62,225	23,731	85,956
Consumer:
Installment	3,298	2,250	5,548
Credit cards	19,361	70,824	90,185
Other	1,613	888	2,501
Total	$188,408	$247,758	$436,166
Allowance for loan losses	$(5,050)	$(620)	$(5,670)
In the table above, lending commitments excluded $5.69 billion as of December 2024 and $5.81 billion as of December 2023 related to issued letters of credit which are classified as guarantees in our consolidated financial statements. See Note 18 to the consolidated financial statements for further information about guarantees.
See Note 9 to the consolidated financial statements for information about net charge-offs on wholesale and consumer loans, as well as past due and nonaccrual loans accounted for at amortized cost.

114	Goldman Sachs 2024 Form 10-K

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

$ in millions	Loans	Lending Commitments	Total
As of December 2024
Corporate	$29,972	$162,529	$192,501

Industry
Consumer & Retail	9%	13%	12%
Diversified Industrials	16%	20%	20%
Financial Institutions	9%	9%	9%
Funds	5%	3%	3%
Healthcare	9%	11%	11%
Natural Resources & Utilities	9%	16%	15%
Real Estate	14%	5%	6%
Technology, Media & Telecommunications	24%	22%	22%
Other (including Special Purpose Vehicles)	5%	1%	2%
Total	100%	100%	100%

Region
Americas	66%	76%	75%
EMEA	26%	22%	22%
Asia	8%	2%	3%
Total	100%	100%	100%

Credit Quality (Credit Rating Equivalent)
AAA	–	1%	1%
AA	1%	4%	4%
A	6%	17%	16%
BBB	22%	41%	37%
BB or lower	71%	37%	42%
Total	100%	100%	100%

As of December 2023
Corporate	$35,874	$144,463	$180,337

Industry
Consumer & Retail	11%	13%	12%
Diversified Industrials	17%	20%	20%
Financial Institutions	8%	9%	9%
Funds	4%	3%	3%
Healthcare	9%	11%	10%
Natural Resources & Utilities	8%	18%	16%
Real Estate	13%	5%	7%
Technology, Media & Telecommunications	25%	20%	21%
Other (including Special Purpose Vehicles)	5%	1%	2%
Total	100%	100%	100%

Region
Americas	63%	77%	74%
EMEA	29%	22%	23%
Asia	8%	1%	3%
Total	100%	100%	100%

Credit Quality (Credit Rating Equivalent)
AAA	–	1%	1%
AA	1%	5%	4%
A	5%	20%	17%
BBB	20%	41%	37%
BB or lower	74%	33%	41%
Total	100%	100%	100%
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

$ in millions	Loans	Lending Commitments	Total
As of December 2024
Commercial Real Estate	$29,789	$5,016	$34,805

Region
Americas	78%	83%	78%
EMEA	18%	16%	18%
Asia	4%	1%	4%
Total	100%	100%	100%

Credit Quality (Credit Rating Equivalent)
Investment-grade	61%	61%	61%
Non-investment-grade	39%	38%	39%
Unrated	–	1%	–
Total	100%	100%	100%

As of December 2023
Commercial Real Estate	$26,028	$3,440	$29,468

Region
Americas	80%	74%	79%
EMEA	17%	25%	18%
Asia	3%	1%	3%
Total	100%	100%	100%

Credit Quality (Credit Rating Equivalent)
Investment-grade	47%	46%	47%
Non-investment-grade	52%	54%	52%
Unrated	1%	–	1%
Total	100%	100%	100%
In the table above, the concentration of loans and lending commitments by asset class as of December 2024 was 50% for warehouse and other indirect, 11% for multifamily, 7% for industrials, 5% for hospitality, 4% for office, 3% for mixed use and 20% for other asset classes. The concentration of loans and lending commitments by asset class as of December 2023 was 42% for warehouse and other indirect, 13% for multifamily, 12% for industrials, 7% for office, 7% for hospitality, 7% for mixed use and 12% for other asset classes.

Goldman Sachs 2024 Form 10-K	115

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
In addition, we also have credit exposure to commercial real estate loans held for securitization of $568 million as of December 2024 and $119 million as of December 2023. Such loans are included in trading assets in our consolidated balance sheets.
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

$ in millions	Loans	Lending Commitments	Total
As of December 2024
Residential Real Estate	$25,969	$1,848	$27,817

Region
Americas	94%	99%	94%
EMEA	5%	–	5%
Asia	1%	1%	1%
Total	100%	100%	100%

Credit Quality (Credit Rating Equivalent)
Investment-grade	39%	38%	39%
Non-investment-grade	13%	36%	15%
Other metrics	48%	24%	46%
Unrated	–	2%	–
Total	100%	100%	100%

As of December 2023
Residential Real Estate	$25,388	$1,471	$26,859

Region
Americas	95%	93%	95%
EMEA	4%	7%	4%
Asia	1%	–	1%
Total	100%	100%	100%

Credit Quality (Credit Rating Equivalent)
Investment-grade	42%	56%	43%
Non-investment-grade	13%	25%	13%
Other metrics	45%	16%	43%
Unrated	–	3%	1%
Total	100%	100%	100%

In the table above:
•Credit exposure included loans and lending commitments of $14.35 billion as of December 2024 and $14.45 billion as of December 2023 which are extended to clients who warehouse assets that are directly or indirectly secured by residential real estate.
•Substantially all residential real estate loans included in the other metrics category consists of loans extended to wealth management clients. As of both December 2024 and December 2023, substantially all of such loans had a loan-to-value ratio of less than 80% and were performing in accordance with the contractual terms. Additionally, as of both December 2024 and December 2023, the vast majority of such loans had a FICO credit score of greater than 740.
In addition, we also have credit exposure to residential real estate loans held for securitization of $10.18 billion as of December 2024 and $7.65 billion as of December 2023. Such loans are included in trading assets in our consolidated balance sheets.

116	Goldman Sachs 2024 Form 10-K

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

$ in millions	Loans	Lending Commitments	Total
As of December 2024
Securities-based	$16,477	$1,542	$18,019

Region
Americas	76%	50%	73%
EMEA	24%	50%	27%
Total	100%	100%	100%

Credit Quality (Credit Rating Equivalent)
Investment-grade	77%	63%	76%
Non-investment-grade	2%	–	2%
Other metrics	21%	37%	22%
Total	100%	100%	100%

As of December 2023
Securities-based	$14,621	$691	$15,312

Region
Americas	79%	98%	80%
EMEA	20%	2%	19%
Asia	1%	–	1%
Total	100%	100%	100%

Credit Quality (Credit Rating Equivalent)
Investment-grade	75%	25%	73%
Non-investment-grade	4%	2%	4%
Other metrics	21%	73%	23%
Total	100%	100%	100%
In the table above, the vast majority of securities-based loans included in the other metrics category had a loan-to-value ratio of less than 80% and were performing in accordance with the contractual terms as of both December 2024 and December 2023.

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

$ in millions	Loans	Lending Commitments	Total
As of December 2024
Other Collateralized	$75,107	$33,536	$108,643

Region
Americas	86%	89%	87%
EMEA	12%	10%	12%
Asia	2%	1%	1%
Total	100%	100%	100%

Credit Quality (Credit Rating Equivalent)
Investment-grade	85%	83%	84%
Non-investment-grade	14%	16%	15%
Other metrics	1%	–	–
Unrated	–	1%	1%
Total	100%	100%	100%

As of December 2023
Other Collateralized	$62,225	$23,731	$85,956

Region
Americas	89%	94%	90%
EMEA	10%	5%	9%
Asia	1%	1%	1%
Total	100%	100%	100%

Credit Quality (Credit Rating Equivalent)
Investment-grade	78%	80%	79%
Non-investment-grade	21%	18%	20%
Unrated	1%	2%	1%
Total	100%	100%	100%
In the table above, credit exposure included loans and lending commitments extended to clients who warehouse assets of $31.67 billion as of December 2024 and $21.78 billion as of December 2023.

Goldman Sachs 2024 Form 10-K	117

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

$ in millions	Credit Cards
As of December 2024
Loans, gross	$21,403

California	17%
Texas	9%
Florida	9%
New York	8%
Illinois	4%
Other	53%
Total	100%

As of December 2023
Loans, gross	$19,361

California	17%
Texas	9%
Florida	8%
New York	8%
Illinois	4%
Other	54%
Total	100%

$ in millions	Installment
As of December 2024
Loans, gross	$70

New Jersey	44%
Minnesota	20%
California	4%
Texas	3%
New York	3%
Other	26%
Total	100%

As of December 2023
Loans, gross	$3,298

California	8%
Texas	8%
Florida	7%
New York	5%
New Jersey	5%
Other	67%
Total	100%
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

$ in millions	Loans	Lending Commitments	Total
As of December 2024
Other	$2,079	$872	$2,951
Region
Americas	96%	99%	97%
EMEA	4%	1%	3%
Total	100%	100%	100%
Credit Quality (Credit Rating Equivalent)
Investment-grade	87%	90%	87%
Non-investment-grade	8%	10%	9%
Other metrics	5%	–	4%
Total	100%	100%	100%
As of December 2023
Other	$1,613	$888	$2,501
Region
Americas	97%	100%	98%
EMEA	3%	–	2%
Total	100%	100%	100%
Credit Quality (Credit Rating Equivalent)
Investment-grade	61%	87%	70%
Non-investment-grade	9%	13%	11%
Other metrics	30%	–	19%
Total	100%	100%	100%
In the table above, other metrics primarily includes consumer and credit card loans purchased by us. Our risk assessment process for such loans includes reviewing certain key metrics, such as expected cash flows, delinquency status and other risk factors.
In addition, we also have credit exposure to other loans held for securitization of $1.22 billion as of both December 2024 and December 2023. Such loans are included in trading assets in our consolidated balance sheets.
Credit Hedges. We seek to mitigate the credit risk associated with our lending activities by obtaining credit protection on certain loans and lending commitments through credit default swaps, both single-name and index-based contracts.

118	Goldman Sachs 2024 Form 10-K

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

	As of December
$ in millions	2024	2023
Securities Financing Transactions	$39,299	$40,201

Industry
Financial Institutions	39%	30%
Funds	27%	33%
Municipalities & Nonprofit	10%	7%
Sovereign	24%	29%
Other (including Special Purpose Vehicles)	–	1%
Total	100%	100%

Region
Americas	55%	45%
EMEA	31%	38%
Asia	14%	17%
Total	100%	100%

Credit Quality (Credit Rating Equivalent)
AAA	18%	14%
AA	22%	31%
A	42%	38%
BBB	9%	7%
BB or lower	9%	10%
Total	100%	100%
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

	As of December
$ in millions	2024	2023
Other Credit Exposures	$48,013	$50,820

Industry
Financial Institutions	77%	80%
Funds	13%	13%
Other (including Special Purpose Vehicles)	10%	7%
Total	100%	100%

Region
Americas	44%	35%
EMEA	41%	54%
Asia	15%	11%
Total	100%	100%

Credit Quality (Credit Rating Equivalent)
AAA	4%	2%
AA	49%	57%
A	24%	26%
BBB	8%	6%
BB or lower	14%	8%
Unrated	1%	1%
Total	100%	100%
The table above reflects collateral that we consider when determining credit risk.

Goldman Sachs 2024 Form 10-K	119

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
Country Exposures. The Russian invasion of Ukraine has negatively affected the global economy and increased macroeconomic uncertainty. Our total credit exposure to Ukrainian counterparties or borrowers was not material as of December 2024. Our total market exposure to Ukrainian issuers as of December 2024 was $126 million, primarily to sovereign issuers. Such exposure consisted of $134 million related to debt and $(8) million related to credit derivatives. Our credit exposure to Russian counterparties or borrowers and our market exposure to Russian issuers were not material as of December 2024. See “Risk Factors” in Part I, Item 1A of this Form 10-K for further information about our risks related to Russia’s invasion of Ukraine.
In addition, economic and/or political uncertainties in Ethiopia, Lebanon and Venezuela have led to concerns about their financial stability. Our credit exposure to counterparties or borrowers and our market exposure to issuers relating to each of these countries was not material as of December 2024.
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

Operational Risk Management
Overview
Operational risk is the risk of an adverse outcome resulting from inadequate or failed internal processes, people, systems or from external events. Our exposure to operational risk arises from routine processing errors, as well as extraordinary incidents, such as major systems failures or legal and regulatory matters, that could occur for us or our third-party vendors.
Potential types of loss events related to internal and external operational risk include:
•Execution, delivery and process management;
•Business disruption and system failures;
•Employment practices and workplace safety;
•Clients, products and business practices;
•Third-party risk, including vendor risk;
•Damage to physical assets;
•Internal fraud; and
•External fraud.
Operational Risk, which is part of our second line of defense and reports to our chief risk officer, has primary responsibility for developing and implementing a formalized framework for assessing, monitoring and managing operational risk to support firmwide oversight and challenge of our global businesses, with the goal of maintaining our exposure to operational risk at levels that are within our risk appetite.
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

120	Goldman Sachs 2024 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
We seek to maintain a comprehensive control framework designed to provide a well-controlled environment to minimize operational risks. The Firmwide Compliance and Operational Risk Committee is responsible for overseeing compliance and operational risk for our business.
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

Goldman Sachs 2024 Form 10-K	121

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
Cybersecurity Risk Management Process
Our cybersecurity risk management processes are integrated into our overall risk management processes described in the “Overview and Structure of Risk Management.” We have established an Information Security and Cybersecurity Program (the Cybersecurity Program), administered by Technology Risk within Engineering, and overseen by our CISO. This program is designed to identify, assess, document and mitigate threats, govern, establish and evaluate compliance with information security mandates, adopt and apply our security control framework, and prevent, detect and respond to security incidents. The Cybersecurity Program is periodically reviewed and modified to respond to changing threats and conditions. A dedicated Operational Risk team, which reports to the chief risk officer, provides oversight and challenge of the Cybersecurity Program, independent of Technology Risk, and assesses the operating effectiveness of the program against industry standard frameworks and Board risk appetite-approved operational risk limits and thresholds.

Our process for managing cybersecurity risk includes the critical components of our risk management framework described in the “Overview and Structure of Risk Management,” as well as the following:
•Training and education, to enable our people to recognize information and cybersecurity threats and respond accordingly;
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

122	Goldman Sachs 2024 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
During 2024, we did not identify any cybersecurity threats that have materially affected or are reasonably likely to materially affect our business strategy, results of operations or financial condition. Technology Risk monitors cybersecurity threats and risks from information security and cybersecurity matters on an ongoing basis, and allocates resources and directs operations in a manner designed to mitigate those risks. For example, in response to the proliferation of AI-enabled fraud and ransomware attacks that continue to be reported globally, we have emphasized phishing and cybersecurity training for our employees and allocated additional resources for business continuity. However, despite these efforts, we cannot eliminate all cybersecurity risks or provide assurances that we have not had occurrences of undetected cybersecurity incidents.
Governance
The Board, both directly and through its committees, including its Risk Committee and Technology Risk Subcommittee, oversees our risk management policies and practices, including cybersecurity risks, and information security and cybersecurity matters. Our chief risk officer, chief information officer and chief technology officer, among others, periodically brief the Board on operational and technology risks, including cybersecurity risks, relevant to us. The Board also receives regular briefings from our CISO on a range of cybersecurity-related topics, including the status of our Cybersecurity Program, emerging cybersecurity threats, mitigation strategies and related regulatory engagements. In addition, these are topics on which various directors maintain an ongoing dialogue with our CISO, chief information officer and chief technology officer.
Our CISO is responsible for managing and implementing the Cybersecurity Program and reports directly to our chief information officer. Our CISO oversees our Technology Risk team, which assesses and manages material risks from cybersecurity threats, sets firmwide control requirements, assesses adherence to controls, and oversees incident detection and response.

In addition, we have a series of committees and steering groups that oversee the implementation of our cybersecurity risk management strategy and framework. These committees and steering groups are informed about cybersecurity incidents and risks by designated members of Technology Risk, who periodically report to these committees and steering groups about the Cybersecurity Program, including the efforts of the Technology Risk teams to prevent, detect, mitigate and remediate incidents and threats. These committees and steering groups enable formal escalation and reporting of risks, and our CISO and other members of Technology Risk provide regular briefings to senior management.
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
The Digital Risk Office Steering Group oversees Engineering risk decisions, monitors control performance and reviews approaches to comply with current and emerging regulation applicable to Engineering. This steering group is co-chaired by our CISO, chief technology officer and chief digital risk officer, and reports to the Firmwide Technology Risk Committee.
Our CISO, senior management within Technology Risk and Operational Risk, as well as management personnel overseeing the Cybersecurity Program, all have substantial relevant expertise in the areas of information security and cybersecurity risk management.

Goldman Sachs 2024 Form 10-K	123

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
Model Risk, which is part of our second line of defense, is independent of our model developers, model owners and model users, and reports to our chief risk officer, has primary responsibility for assessing, monitoring and managing our model risk by providing firmwide oversight and challenge across our global businesses.
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

124	Goldman Sachs 2024 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
Other Risk Management
In addition to the areas of risks discussed above, we also manage other risks, including capital, climate, compliance, conflicts and reputational. These areas of risks are discussed below.
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
Climate-related and environmental risks manifest in different ways across our businesses. We have continued to make significant enhancements to our climate risk management framework, including steps to further integrate climate risk into our broader risk management processes. We have integrated oversight of climate-related risks into our risk management governance structure, from senior management to our Board and its committees, including the Risk and Public Responsibilities committees. The Risk Committee of the Board oversees firmwide financial and nonfinancial risks, which include climate risk, and, as part of its oversight, receives updates on our risk management approach to climate risk, including our approaches towards scenario analysis and integration into existing risk management processes. The Public Responsibilities Committee of the Board assists the Board in its oversight of our firmwide sustainability strategy and sustainability issues affecting us, including with respect to climate change. As part of its oversight, the Public Responsibilities Committee receives periodic updates on our sustainability strategy and disclosures, and also periodically reviews our governance and related policies and processes for climate and other sustainability-related matters. Senior management within Risk, in coordination with senior management in our revenue-producing units, is responsible for the development of the climate-related and environmental risk program. The objective of this program is to integrate climate-related and environmental risks into existing risk disciplines and business considerations, such as the integration of climate risk into our credit evaluation and underwriting processes for select industries.

Goldman Sachs 2024 Form 10-K	125

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

As a general matter, Conflicts Resolution reviews financing and advisory assignments in Global Banking & Markets and certain of our investing, lending and other activities. In addition, we have various transaction oversight committees that also review new underwritings, loans, investments and structured products. These groups and committees work with internal and external counsel and Compliance to evaluate and address any actual or potential conflicts. The head of Conflicts Resolution reports to our chief legal officer, who reports to our chief executive officer.
We regularly assess our policies and procedures that address conflicts of interest in an effort to conduct our business in accordance with the highest ethical standards and in compliance with all applicable laws, rules and regulations.
Reputational Risk Management
Reputational risk is the potential risk that negative publicity regarding our business practices, whether true or not, will cause a decline in our customer base, costly litigation or revenue reductions. Our reputation is critical to effectively serving our clients and fostering and maintaining long-term client relationships, and it is integral to how we are viewed by our key stakeholders.
In evaluating business opportunities, reputational risk is one of the most significant components we consider. We evaluate the ethics, suitability and transparency of transactions undertaken by us. Our employees are responsible for considering the reputational impacts that our business activities may have.
We have implemented a comprehensive program designed to monitor reputational risk. The Firmwide Reputational Risk Committee, which reports into the Firmwide Enterprise Risk Committee, is responsible for assessing reputational risks arising from business opportunities that have been identified as having potential heightened reputational risk. This committee is also responsible for overseeing client-related business standards and addressing client-related reputational risk and considers, among other things, the potential effects any business opportunities, products, transactions, new activities, acquisitions, dispositions or investments could have on our reputation.
For further information about our risk management processes, see “Overview and Structure of Risk Management” and “Risk Factors” in Part I, Item 1A of this Form 10-K.

126	Goldman Sachs 2024 Form 10-K

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
As of December 31, 2024, management conducted an assessment of the firm’s internal control over financial reporting based on the framework established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the firm’s internal control over financial reporting as of December 31, 2024 was effective.

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
The firm’s internal control over financial reporting as of December 31, 2024 has been audited by PricewaterhouseCoopers LLP (PCAOB ID 238), an independent registered public accounting firm, as stated in its report appearing below, which expresses an unqualified opinion on the effectiveness of the firm’s internal control over financial reporting as of December 31, 2024.

Goldman Sachs 2024 Form 10-K	127

Report of Independent Registered Public
Accounting Firm
To the Board of Directors and Shareholders of The Goldman Sachs Group, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of The Goldman Sachs Group, Inc. and its subsidiaries (the Company) as of December 31, 2024 and 2023, and the related consolidated statements of earnings, of comprehensive income, of changes in shareholders’ equity and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the COSO.

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

128	Goldman Sachs 2024 Form 10-K

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

Valuation of Certain Level 3 Financial Instruments
As described in Notes 4 and 5 to the consolidated financial statements, as of December 31, 2024, the Company carries financial instruments at fair value, which includes $20.4 billion of financial assets and $25.7 billion of financial liabilities classified in level 3 of the fair value hierarchy (a portion of which relates to certain equity securities and hybrid financial instruments), as one or more inputs to the financial instrument’s valuation technique are significant and unobservable. Significant unobservable inputs used by management to value certain of the level 3 financial instruments included market multiples, discount rates, and capitalization rates for equity securities; and correlation and volatility for hybrid financial instruments.
The principal considerations for our determination that performing procedures relating to the valuation of certain level 3 financial instruments is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of certain level 3 financial instruments, (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence related to the significant unobservable inputs related to market multiples, discount rates, and capitalization rates for equity securities; and correlation for hybrid financial instruments, and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the valuation of financial instruments, including controls over the methods and aforementioned significant unobservable inputs used in the valuation of certain level 3 financial instruments. These procedures also included, among others, testing the completeness and accuracy of data used by management, as well as (i) testing management’s process for developing the fair value estimate of certain level 3 financial instruments, (ii) evaluating the appropriateness of the techniques used by management, (iii) evaluating the reasonableness of the aforementioned significant unobservable inputs, and either (iv) the use of professionals with specialized skill and knowledge to assist in evaluating (a) the appropriateness of the techniques used by management and (b) the reasonableness of the aforementioned significant unobservable inputs, or (v) the use of professionals with specialized skill and knowledge to assist in evaluating the reasonableness of management’s estimate by (a) evaluating the appropriateness of the techniques used by management and (b) developing an independent estimate of fair value for a sample of certain level 3 securities using independently determined assumptions, and comparing the independent range of prices to management’s estimate.

Goldman Sachs 2024 Form 10-K	129

Report of Independent Registered Public
Accounting Firm
Allowance for Credit Losses - Wholesale Loan Portfolio
As described in Note 9 to the consolidated financial statements, the allowance for credit losses was $4.7 billion as of December 31, 2024, of which $2.1 billion relates to the wholesale loan portfolio. The allowance for credit losses for wholesale loans that exhibit similar risk characteristics is measured using a modeled approach. These models determine the probability of default and loss given default based on various risk factors, including internal credit ratings, industry default and loss data, expected life and macroeconomic indicators (the most significant to the forecast model being the forecasted U.S. unemployment and U.S. GDP growth rates), the borrower’s capacity to meet its financial obligations, the borrower’s country of risk and industry, loan seniority and collateral type. The allowance for credit losses also includes qualitative components which allow management to reflect the uncertain nature of economic forecasting, capture uncertainty regarding model inputs, and account for model imprecision and concentration risk.
The principal considerations for our determination that performing procedures relating to the allowance for credit losses for the wholesale loan portfolio is a critical audit matter are (i) the significant judgment by management when developing the allowance for credit losses for the wholesale loan portfolio using a modeled approach, (ii) a high degree of auditor judgment and effort in performing procedures and evaluating audit evidence related to management’s internal credit ratings, forecasted U.S. unemployment and U.S. GDP growth rates, and the qualitative component to reflect the uncertain nature of economic forecasting, and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the allowance for credit losses for the wholesale loan portfolio using a modeled approach, including controls over the determination of management’s internal credit ratings, forecasted U.S. unemployment and U.S. GDP growth rates, and the qualitative component to reflect the uncertain nature of economic forecasting. These procedures also included, among others, (i) testing management’s process for developing the allowance for credit losses for the wholesale loan portfolio using a modeled approach (ii) testing the completeness and accuracy of data used in the estimate, and (iii) the involvement of professionals with specialized skill and knowledge to assist in evaluating (a) the appropriateness of the forecast model and methodology used by management (b) the reasonableness of management’s internal credit ratings, forecasted U.S. unemployment and U.S. GDP growth rates, and (c) the reasonableness of the qualitative component to reflect the uncertain nature of economic forecasting.
/s/ PricewaterhouseCoopers LLP
New York, New York
February 26, 2025
We have served as the Company’s auditor since 1922.

130	Goldman Sachs 2024 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Earnings

	Year Ended December
in millions, except per share amounts	2024	2023	2022
Revenues
Investment banking	$7,738	$6,218	$7,360
Investment management	10,596	9,532	9,005
Commissions and fees	4,086	3,789	4,034
Market making	18,390	18,238	18,634
Other principal transactions	4,646	2,126	654
Total non-interest revenues	45,456	39,903	39,687

Interest income	81,397	68,515	29,024
Interest expense	73,341	62,164	21,346
Net interest income	8,056	6,351	7,678
Total net revenues	53,512	46,254	47,365
Provision for credit losses	1,348	1,028	2,715
Operating expenses
Compensation and benefits	16,706	15,499	15,148
Transaction based	6,724	5,698	5,312
Market development	646	629	812
Communications and technology	1,991	1,919	1,808
Depreciation and amortization	2,392	4,856	2,455
Occupancy	973	1,053	1,026
Professional fees	1,652	1,623	1,887
Other expenses	2,683	3,210	2,716
Total operating expenses	33,767	34,487	31,164

Pre-tax earnings	18,397	10,739	13,486
Provision for taxes	4,121	2,223	2,225
Net earnings	14,276	8,516	11,261
Preferred stock dividends	751	609	497
Net earnings applicable to common shareholders	$13,525	$7,907	$10,764

Earnings per common share
Basic	$41.07	$23.05	$30.42
Diluted	$40.54	$22.87	$30.06

Average common shares
Basic	328.1	340.8	352.1
Diluted	333.6	345.8	358.1

Consolidated Statements of Comprehensive Income

	Year Ended December
$ in millions	2024	2023	2022
Net earnings	$14,276	$8,516	$11,261
Other comprehensive income/(loss) adjustments, net of tax:
Currency translation	32	(62)	(47)
Debt valuation adjustment	(263)	(1,015)	1,403
Pension and postretirement liabilities	47	(76)	(172)
Available-for-sale securities	401	1,245	(2,126)
Cash flow hedges	(1)	–	–
Other comprehensive income/(loss)	216	92	(942)
Comprehensive income	$14,492	$8,608	$10,319

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs 2024 Form 10-K	131

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	As of December
$ in millions	2024	2023
Assets
Cash and cash equivalents	$182,092	$241,577
Collateralized agreements:
Securities purchased under agreements to resell (includes $179,793 and $223,543 at fair value)	180,062	223,805
Securities borrowed (includes $46,902 and $44,930 at fair value)	194,645	199,420
Customer and other receivables (includes $23 and $23 at fair value)	133,717	132,495
Trading assets (at fair value and includes $148,417 and $110,567 pledged as collateral)	570,555	477,510
Investments:
Available-for-sale securities (at fair value; amortized cost of $80,777 and $51,001)	79,458	49,141
Held-to-maturity securities	78,713	70,310
Other investments (includes $25,284 and $26,626 at fair value)	26,343	27,388
Loans (net of allowance of $4,666 and $5,050, and includes $5,460 and $6,506 at fair value)	196,200	183,358
Other assets (includes $194 and $366 at fair value)	34,187	36,590
Total assets	$1,675,972	$1,641,594

Liabilities and shareholders’ equity
Deposits (includes $44,855 and $29,460 at fair value)	$433,013	$428,417
Collateralized financings:
Securities sold under agreements to repurchase (at fair value)	274,380	249,887
Securities loaned (includes $10,246 and $8,934 at fair value)	56,060	60,483
Other secured financings (includes $27,985 and $12,554 at fair value)	28,150	13,194
Customer and other payables	223,255	230,728
Trading liabilities (at fair value)	202,555	200,355
Unsecured short-term borrowings (includes $50,367 and $46,127 at fair value)	69,709	75,945
Unsecured long-term borrowings (includes $89,189 and $86,410 at fair value)	242,634	241,877
Other liabilities (includes $84 and $266 at fair value)	24,220	23,803
Total liabilities	1,553,976	1,524,689
Commitments, contingencies and guarantees
Shareholders’ equity
Preferred stock; aggregate liquidation preference of $13,253 and $11,203	13,253	11,203
Common stock; 927,499,667 and 922,895,030 shares issued, and 310,653,708 and 323,376,354 shares outstanding	9	9
Share-based awards	5,148	5,121
Nonvoting common stock; no shares issued and outstanding	–	–
Additional paid-in capital	61,376	60,247
Retained earnings	153,412	143,688
Accumulated other comprehensive loss	(2,702)	(2,918)
Stock held in treasury, at cost; 616,845,961 and 599,518,678 shares	(108,500)	(100,445)
Total shareholders’ equity	121,996	116,905
Total liabilities and shareholders’ equity	$1,675,972	$1,641,594

The accompanying notes are an integral part of these consolidated financial statements.

132	Goldman Sachs 2024 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Shareholders’ Equity

	Year Ended December
$ in millions	2024	2023	2022
Preferred stock
Beginning balance	$11,203	$10,703	$10,703
Issued	4,250	1,500	–
Redeemed	(2,200)	(1,000)	–
Ending balance	13,253	11,203	10,703
Common stock
Beginning balance	9	9	9
Issued	–	–	–
Ending balance	9	9	9
Share-based awards
Beginning balance	5,121	5,696	4,211
Issuance and amortization of share-based awards	2,741	2,098	4,110
Delivery of common stock underlying share-based awards	(2,483)	(2,504)	(2,468)
Forfeiture of share-based awards	(231)	(169)	(157)
Ending balance	5,148	5,121	5,696
Additional paid-in capital
Beginning balance	60,247	59,050	56,396
Delivery of common stock underlying share-based awards	2,476	2,549	2,516
Cancellation of share-based awards in satisfaction of withholding tax requirements	(1,331)	(1,345)	(1,591)
Preferred stock issuance costs	10	5	–
Issuance of common stock in connection with acquisition	–	–	1,730
Other	(26)	(12)	(1)
Ending balance	61,376	60,247	59,050
Retained earnings
Beginning balance	143,688	139,372	131,811
Net earnings	14,276	8,516	11,261
Dividends and dividend equivalents declared on common stock and share-based awards	(3,801)	(3,591)	(3,203)
Dividends declared on preferred stock	(717)	(599)	(497)
Preferred stock redemption premium	(34)	(10)	–
Ending balance	153,412	143,688	139,372
Accumulated other comprehensive income/(loss)
Beginning balance	(2,918)	(3,010)	(2,068)
Other comprehensive income/(loss)	216	92	(942)
Ending balance	(2,702)	(2,918)	(3,010)
Stock held in treasury, at cost
Beginning balance	(100,445)	(94,631)	(91,136)
Repurchased	(8,000)	(5,796)	(3,500)
Reissued	33	29	20
Other	(88)	(47)	(15)
Ending balance	(108,500)	(100,445)	(94,631)
Total shareholders’ equity	$121,996	$116,905	$117,189

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs 2024 Form 10-K	133

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Year Ended December
$ in millions	2024	2023	2022
Cash flows from operating activities
Net earnings	$14,276	$8,516	$11,261
Adjustments to reconcile net earnings to net cash provided by/(used for) operating activities:
Depreciation and amortization	2,392	4,856	2,455
Deferred income taxes	(800)	(1,360)	(2,412)
Share-based compensation	2,663	2,085	4,083
Provision for credit losses	1,348	1,028	2,715
Changes in operating assets and liabilities:
Customer and other receivables and payables, net	(8,367)	(28,219)	35,014
Collateralized transactions (excluding other secured financings), net	68,582	160,227	(100,996)
Trading assets	(86,991)	(163,807)	45,278
Trading liabilities	(212)	5,751	8,062
Loans held for sale, net	537	1,635	3,161
Other, net	(6,640)	(3,299)	87
Net cash provided by/(used for) operating activities	(13,212)	(12,587)	8,708
Cash flows from investing activities
Purchase of property, leasehold improvements and equipment	(2,091)	(2,316)	(3,748)
Proceeds from sales of property, leasehold improvements and equipment	1,613	3,278	2,706
Net cash received from/(used for) business dispositions or acquisitions	3,622	487	(2,115)
Available-for-sale securities:
Purchases	(60,852)	(9,185)	(3,753)
Proceeds from sales	19,005	3,161	2
Proceeds from paydowns and maturities	12,809	8,130	25
Held-to-maturity securities:
Purchases	(23,018)	(26,238)	(50,099)
Proceeds from paydowns and maturities	15,549	8,604	3,671
Other investments:
Purchases	(8,226)	(4,833)	(6,684)
Proceeds from sales, paydowns and maturities	9,010	6,953	9,263
Loans (excluding loans held for sale), net	(17,045)	(5,353)	(25,228)
Net cash used for investing activities	(49,624)	(17,312)	(75,960)
Cash flows from financing activities
Unsecured short-term borrowings, net	934	2,050	321
Other secured financings (short-term), net	13,707	673	(2,283)
Proceeds from issuance of other secured financings (long-term)	5,243	3,047	1,800
Repayment of other secured financings (long-term), including the current portion	(2,036)	(3,570)	(3,407)
Proceeds from issuance of unsecured long-term borrowings	67,252	47,153	84,522
Repayment of unsecured long-term borrowings, including the current portion	(74,519)	(54,066)	(42,806)
Derivative contracts with a financing element, net	2,390	3,280	1,797
Deposits, net	5,894	39,723	28,074
Preferred stock redemption	(2,200)	(1,000)	–
Common stock repurchased	(8,000)	(5,796)	(3,500)
Settlement of share-based awards in satisfaction of withholding tax requirements	(1,331)	(1,345)	(1,595)
Dividends and dividend equivalents paid on common stock, preferred stock and share-based awards	(4,497)	(4,189)	(3,682)
Proceeds from issuance of preferred stock, net of issuance costs	4,239	1,496	–
Other financing, net	247	344	361
Net cash provided by financing activities	7,323	27,800	59,602
Effect of exchange rate changes on cash and cash equivalents	(3,972)	1,851	(11,561)
Net decrease in cash and cash equivalents	(59,485)	(248)	(19,211)
Cash and cash equivalents, beginning balance	241,577	241,825	261,036
Cash and cash equivalents, ending balance	$182,092	$241,577	$241,825

Supplemental disclosures:
Cash payments for interest, net of capitalized interest	$72,623	$60,026	$19,022
Cash payments for income taxes, net	$3,673	$2,389	$4,555
See Notes 9, 12 and 16 for information about non-cash activities.

The accompanying notes are an integral part of these consolidated financial statements.

134	Goldman Sachs 2024 Form 10-K

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

Asset & Wealth Management
The firm manages assets and offers investment products across all major asset classes to a diverse set of clients, both institutional and individuals, including through a network of third-party distributors around the world. The firm also provides investing and wealth advisory solutions, including financial planning and counseling, and executing brokerage transactions for wealth management clients. The firm issues loans to wealth management clients and raises deposits through its consumer banking digital platform, Marcus by Goldman Sachs (Marcus), and through its private bank. The firm makes equity investments, which include investing activities related to public and private equity investments in corporate, real estate and infrastructure assets, as well as investments through consolidated investment entities (CIEs), substantially all of which are engaged in real estate investment activities. The firm also invests in debt instruments and engages in lending activities to middle-market clients, and provides financing for real estate and other assets.
Platform Solutions
The firm issues credit cards through partnership arrangements, raises deposits from Apple Card customers and provides transaction banking and other services, such as deposit-taking, payment solutions and other cash management services, for corporate and institutional clients. See Note 9 for information about the General Motors (GM) credit card program and the firm’s seller financing loans.

Goldman Sachs 2024 Form 10-K	135

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
All references to 2024, 2023 and 2022 refer to the firm’s years ended, or the dates, as the context requires, December 31, 2024, December 31, 2023 and December 31, 2022, respectively. Any reference to a future year refers to a year ending on December 31 of that year. Certain reclassifications have been made to previously reported amounts to conform to the current presentation.

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

Fair Value Measurements	Note 4
Fair Value Hierarchy	Note 5
Trading Assets and Liabilities	Note 6
Derivatives and Hedging Activities	Note 7
Investments	Note 8
Loans	Note 9
Fair Value Option	Note 10
Collateralized Agreements and Financings	Note 11
Other Assets	Note 12
Deposits	Note 13
Unsecured Borrowings	Note 14
Other Liabilities	Note 15
Securitization Activities	Note 16
Variable Interest Entities	Note 17
Commitments, Contingencies and Guarantees	Note 18
Shareholders’ Equity	Note 19
Regulation and Capital Adequacy	Note 20
Earnings Per Common Share	Note 21
Transactions with Affiliated Funds	Note 22
Interest Income and Interest Expense	Note 23
Income Taxes	Note 24
Business Segments	Note 25
Credit Concentrations	Note 26
Legal Proceedings	Note 27
Employee Benefit Plans	Note 28
Employee Incentive Plans	Note 29
Parent Company	Note 30

136	Goldman Sachs 2024 Form 10-K

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

Goldman Sachs 2024 Form 10-K	137

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Revenue from Contracts with Clients. The firm recognizes revenue earned from contracts with clients for services, such as investment banking, investment management, and execution and clearing (contracts with clients), when the performance obligations related to the underlying transaction are completed.
Revenues from contracts with clients represent approximately 45% of total non-interest revenues for both 2024 and 2023 (including approximately 85% of investment banking revenues, approximately 95% of investment management revenues and all commissions and fees), and approximately 50% of total non-interest revenues for 2022 (including approximately 85% of investment banking revenues, approximately 95% of investment management revenues and all commissions and fees). See Note 25 for information about net revenues by business segment.
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

138	Goldman Sachs 2024 Form 10-K

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
The firm is able to determine the future revenues associated with management fees calculated based on committed capital. As of December 2024, substantially all future net revenues associated with such remaining performance obligations will be recognized through 2033. Annual revenues associated with such performance obligations average less than $300 million through 2033.
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
Cash and Cash Equivalents
The firm defines cash equivalents as highly liquid overnight deposits held in the ordinary course of business. Cash and cash equivalents included cash and due from banks of $5.36 billion as of December 2024 and $7.93 billion as of December 2023. Cash and cash equivalents also included interest-bearing deposits with banks of $176.73 billion as of December 2024 and $233.65 billion as of December 2023.
The firm segregates cash for regulatory and other purposes related to client activity. Cash and cash equivalents segregated for regulatory and other purposes were $14.84 billion as of December 2024 and $17.08 billion as of December 2023. In addition, the firm segregates securities for regulatory and other purposes related to client activity. See Note 11 for further information about segregated securities.
Customer and Other Receivables
Customer and other receivables included receivables from customers and counterparties of $92.88 billion as of December 2024 and $90.16 billion as of December 2023, and receivables from brokers, dealers and clearing organizations of $40.84 billion as of December 2024 and $42.33 billion as of December 2023. Such receivables primarily consist of customer margin loans, collateral posted in connection with certain derivative transactions, and receivables resulting from unsettled transactions.
Substantially all of these receivables are accounted for at amortized cost net of any allowance for credit losses, which generally approximates fair value. As these receivables are not accounted for at fair value, they are not included in the firm’s fair value hierarchy in Notes 4 and 5. Had these receivables been included in the firm’s fair value hierarchy, substantially all would have been classified in level 2 as of both December 2024 and December 2023. See Note 10 for further information about customer and other receivables accounted for at fair value under the fair value option. Interest on customer and other receivables is recognized over the life of the transaction and included in interest income.
Customer and other receivables includes receivables from contracts with clients and contract assets. Contract assets represent the firm’s right to receive consideration for services provided in connection with its contracts with clients for which collection is conditional and not merely subject to the passage of time. The firm’s receivables from contracts with clients were $4.08 billion as of December 2024 and $3.59 billion as of December 2023. As of both December 2024 and December 2023, contract assets were not material.

Goldman Sachs 2024 Form 10-K	139

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Customer and Other Payables
Customer and other payables included payables to customers and counterparties of $217.15 billion as of December 2024 and $220.71 billion as of December 2023, and payables to brokers, dealers and clearing organizations of $6.11 billion as of December 2024 and $10.02 billion as of December 2023. Such payables primarily consist of customer credit balances related to the firm’s prime brokerage activities. Customer and other payables are accounted for at cost plus accrued interest, which generally approximates fair value. As these payables are not accounted for at fair value, they are not included in the firm’s fair value hierarchy in Notes 4 and 5. Had these payables been included in the firm’s fair value hierarchy, substantially all would have been classified in level 2 as of both December 2024 and December 2023. Interest on customer and other payables is recognized over the life of the transaction and included in interest expense.
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

140	Goldman Sachs 2024 Form 10-K

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

Improvements to Reportable Segment Disclosures (ASC 280). In November 2023, the FASB issued ASU No. 2023-07, “Improvements to Reportable Segment Disclosures.” This ASU requires enhanced disclosures primarily about significant segment expenses that are regularly provided to the chief operating decision maker. This ASU became effective for the firm for annual periods beginning in January 2024, and is effective for interim periods beginning in January 2025 under a retrospective approach. Since this ASU only requires additional disclosures, adoption of this ASU did not have an impact on the firm’s financial condition, results of operations or cash flows. See Note 25 for further information.
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
Disaggregation of Income Statement Expenses (ASC 220). In November 2024, the FASB issued ASU No. 2024-03, “Disaggregation of Income Statement Expenses.” This ASU requires additional disaggregation of certain expenses within the footnotes to the financial statements. This ASU is effective for the firm for annual periods beginning in January 2027, and interim periods beginning in January 2028 under a prospective approach. Early adoption and retrospective application is permitted. Since this ASU only requires additional disclosures, adoption of this ASU will not have an impact on the firm’s financial condition, results of operations or cash flows.

Goldman Sachs 2024 Form 10-K	141

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

The table below presents financial assets and liabilities carried at fair value.

	As of December
$ in millions	2024	2023
Total level 1 financial assets	$436,298	$332,549
Total level 2 financial assets	497,514	519,130
Total level 3 financial assets	20,358	25,100
Investments in funds at NAV	2,547	3,000
Counterparty and cash collateral netting	(49,048)	(51,134)
Total financial assets at fair value	$907,669	$828,645

Total assets	$1,675,972	$1,641,594

Total level 3 financial assets divided by:
Total assets	1.2%	1.5%
Total financial assets at fair value	2.2%	3.0%

Total level 1 financial liabilities	$100,350	$125,715
Total level 2 financial liabilities	611,340	523,709
Total level 3 financial liabilities	25,721	28,704
Counterparty and cash collateral netting	(37,750)	(44,135)
Total financial liabilities at fair value	$699,661	$633,993

Total liabilities	$1,553,976	$1,524,689

Total level 3 financial liabilities divided by:
Total liabilities	1.7%	1.9%
Total financial liabilities at fair value	3.7%	4.5%
In the table above:
•Counterparty netting among positions classified in the same level is included in that level.
•Counterparty and cash collateral netting represents the impact on derivatives of netting across levels.
The table below presents a summary of level 3 financial assets.

	As of December
$ in millions	2024	2023
Trading assets:
Trading cash instruments	$1,213	$1,791
Derivatives	4,126	5,161
Investments	14,142	17,138
Loans	683	823
Other assets	194	187
Total	$20,358	$25,100
Level 3 financial assets as of December 2024 decreased compared with December 2023, primarily reflecting a decrease in level 3 investments. See Note 5 for further information about level 3 financial assets (including information about unrealized gains and losses related to level 3 financial assets and transfers into and out of level 3).

142	Goldman Sachs 2024 Form 10-K

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

Goldman Sachs 2024 Form 10-K	143

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

144	Goldman Sachs 2024 Form 10-K

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

Goldman Sachs 2024 Form 10-K	145

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
Valuation Techniques and Significant Inputs for Other Financial Assets and Liabilities at Fair Value
In addition to trading cash instruments, derivatives, and certain investments and loans, the firm accounts for certain of its other financial assets and liabilities at fair value under the fair value option. Such instruments include repurchase agreements and substantially all resale agreements; certain securities borrowed and loaned transactions; certain customer and other receivables, including certain margin loans; certain time deposits, including structured certificates of deposit, which are hybrid financial instruments; substantially all other secured financings, including structured financing arrangements and transfers of assets accounted for as financings; certain unsecured short- and long-term borrowings, substantially all of which are hybrid financial instruments; and certain other assets and liabilities. These instruments are generally valued based on discounted cash flow techniques, which incorporate inputs with reasonable levels of price transparency, and are generally classified in level 2 because the inputs are observable. Valuation adjustments may be made for liquidity and for counterparty and the firm’s credit quality. The significant inputs used to value the firm’s other financial assets and liabilities are described below.
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

146	Goldman Sachs 2024 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 5.
Fair Value Hierarchy
Financial assets and liabilities at fair value includes trading cash instruments, derivatives, and certain investments, loans and other financial assets and liabilities at fair value.
Trading Cash Instruments
Fair Value by Level. The table below presents trading cash instruments by level within the fair value hierarchy.

$ in millions	Level 1	Level 2	Level 3	Total
As of December 2024
Assets
Government and agency obligations:
U.S.	$169,121	$66,958	$–	$236,079
Non-U.S.	44,427	25,071	41	69,539
Loans and securities backed by:
Commercial real estate	–	1,450	38	1,488
Residential real estate	–	11,364	57	11,421
Corporate debt instruments	172	46,739	728	47,639
State and municipal obligations	–	529	–	529
Other debt obligations	1	2,236	95	2,332
Equity securities	141,821	1,143	242	143,206
Commodities	–	10,971	12	10,983
Total	$355,542	$166,461	$1,213	$523,216

Liabilities
Government and agency obligations:
U.S.	$(21,181)	$(52)	$–	$(21,233)
Non-U.S.	(37,466)	(3,283)	(3)	(40,752)
Loans and securities backed by:
Commercial real estate	–	(32)	(1)	(33)
Residential real estate	–	(20)	–	(20)
Corporate debt instruments	(75)	(23,755)	(52)	(23,882)
Other debt obligations	–	(72)	–	(72)
Equity securities	(41,528)	(12)	(19)	(41,559)
Commodities	–	(24)	–	(24)
Total	$(100,250)	$(27,250)	$(75)	$(127,575)

As of December 2023
Assets
Government and agency obligations:
U.S.	$85,190	$58,862	$–	$144,052
Non-U.S.	61,981	25,702	91	87,774
Loans and securities backed by:
Commercial real estate	–	916	45	961
Residential real estate	–	8,940	99	9,039
Corporate debt instruments	177	37,883	1,415	39,475
State and municipal obligations	–	371	–	371
Other debt obligations	80	2,086	37	2,203
Equity securities	135,032	1,739	103	136,874
Commodities	–	5,640	1	5,641
Total	$282,460	$142,139	$1,791	$426,390

Liabilities
Government and agency obligations:
U.S.	$(26,400)	$(32)	$–	$(26,432)
Non-U.S.	(50,825)	(2,343)	–	(53,168)
Loans and securities backed by:
Commercial real estate	–	(27)	–	(27)
Residential real estate	–	(5)	–	(5)
Corporate debt instruments	(124)	(15,317)	(70)	(15,511)
Equity securities	(48,347)	(37)	(8)	(48,392)
Commodities	–	(66)	–	(66)
Total	$(125,696)	$(17,827)	$(78)	$(143,601)

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

	As of December 2024		As of December 2023
$ in millions	Amount or Range	Weighted Average	Amount or Range	Weighted Average
Loans and securities backed by real estate
Level 3 assets	$95		$144
Yield	7.2% to 24.3%	11.5%	3.8% to 26.1%	12.8%
Recovery rate	23.3% to 69.2%	50.9%	35.5% to 76.0%	44.6%
Duration (years)	1.9 to 12.1	3.7	0.3 to 15.3	5.2
Corporate debt instruments
Level 3 assets	$728		$1,415
Yield	3.0% to 35.9%	13.0%	2.8% to 40.0%	9.3%
Recovery rate	6.8% to 69.0%	53.6%	7.3% to 65.0%	39.4%
Duration (years)	1.6 to 3.3	2.3	0.9 to 11.3	3.4
Other
Level 3 assets	$390		$232
Yield	4.7% to 37.9%	15.2%	3.6% to 31.3%	14.6%
Multiples	N/A	N/A	0.7x to 4.5x	3.9x
Duration (years)	1.5 to 3.5	2.4	2.3 to 6.4	4.1

Goldman Sachs 2024 Form 10-K	147

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
•Increases in yield or duration used in the valuation of level 3 trading cash instruments would have resulted in a lower fair value measurement, while increases in recovery rate or multiples would have resulted in a higher fair value measurement as of both December 2024 and December 2023. Due to the distinctive nature of each level 3 trading cash instrument, the interrelationship of inputs is not necessarily uniform within each product type.
•Trading cash instruments are valued using discounted cash flows.
•The significant unobservable inputs for multiples related to other trading cash instruments as of December 2024 did not have a range (and there was no weighted average) as it related to a single position. Therefore, such unobservable inputs are not included in the table above.

Level 3 Rollforward. The table below presents a summary of the changes in fair value for level 3 trading cash instruments.

	Year Ended December
$ in millions	2024	2023
Assets
Beginning balance	$1,791	$1,734
Net realized gains/(losses)	161	154
Net unrealized gains/(losses)	7	(32)
Purchases	512	825
Sales	(618)	(515)
Settlements	(382)	(286)
Transfers into level 3	222	167
Transfers out of level 3	(480)	(256)
Ending balance	$1,213	$1,791

Liabilities
Beginning balance	$(78)	$(64)
Net realized gains/(losses)	4	3
Net unrealized gains/(losses)	(25)	(66)
Purchases	57	90
Sales	(43)	(77)
Settlements	1	1
Transfers into level 3	(9)	(3)
Transfers out of level 3	18	38
Ending balance	$(75)	$(78)
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

148	Goldman Sachs 2024 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The table below presents information, by product type, for assets included in the summary table above.

	Year Ended December
$ in millions	2024	2023
Loans and securities backed by real estate
Beginning balance	$144	$154
Net realized gains/(losses)	18	10
Net unrealized gains/(losses)	(11)	5
Purchases	37	28
Sales	(33)	(57)
Settlements	(28)	(16)
Transfers into level 3	6	31
Transfers out of level 3	(38)	(11)
Ending balance	$95	$144

Corporate debt instruments
Beginning balance	$1,415	$1,238
Net realized gains/(losses)	87	56
Net unrealized gains/(losses)	2	(26)
Purchases	253	656
Sales	(389)	(277)
Settlements	(327)	(201)
Transfers into level 3	116	98
Transfers out of level 3	(429)	(129)
Ending balance	$728	$1,415

Other
Beginning balance	$232	$342
Net realized gains/(losses)	56	88
Net unrealized gains/(losses)	16	(11)
Purchases	222	141
Sales	(196)	(181)
Settlements	(27)	(69)
Transfers into level 3	100	38
Transfers out of level 3	(13)	(116)
Ending balance	$390	$232
In the table above, other includes government and agency obligations, other debt obligations, equity securities and commodities.
Level 3 Rollforward Commentary for the Year Ended December 2024. The net realized and unrealized gains on level 3 trading cash instrument assets of $168 million (reflecting $161 million of net realized gains and $7 million of net unrealized gains) for 2024 included gains of $100 million reported in market making and $68 million reported in interest income.
The drivers of net unrealized gains on level 3 trading cash instrument assets for 2024 were not material.
Transfers into level 3 trading cash instrument assets during 2024 primarily reflected transfers of certain corporate debt instruments and certain other debt obligations (included in other cash instruments) from level 2 (in each case, principally due to reduced price transparency as a result of a lack of market evidence, including fewer market transactions in these instruments).

Transfers out of level 3 trading cash instrument assets during 2024 primarily reflected transfers of certain corporate debt instruments to level 2 (principally due to increased price transparency as a result of market evidence, including market transactions in these instruments).
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

Goldman Sachs 2024 Form 10-K	149

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Derivatives
Fair Value by Level. The table below presents derivatives on a gross basis by level and product type, as well as the impact of netting.

$ in millions	Level 1	Level 2	Level 3	Total
As of December 2024
Assets
Interest rates	$102	$156,054	$580	$156,736
Credit	–	9,249	2,188	11,437
Currencies	–	114,500	174	114,674
Commodities	–	12,134	1,192	13,326
Equities	136	79,301	742	80,179
Gross fair value	238	371,238	4,876	376,352
Counterparty netting in levels	–	(279,215)	(750)	(279,965)
Subtotal	$238	$92,023	$4,126	$96,387
Cross-level counterparty netting				(947)
Cash collateral netting				(48,101)
Net fair value				$47,339

Liabilities
Interest rates	$(92)	$(124,235)	$(692)	$(125,019)
Credit	–	(9,060)	(970)	(10,030)
Currencies	–	(114,488)	(127)	(114,615)
Commodities	–	(14,111)	(414)	(14,525)
Equities	(8)	(126,650)	(1,848)	(128,506)
Gross fair value	(100)	(388,544)	(4,051)	(392,695)
Counterparty netting in levels	–	279,215	750	279,965
Subtotal	$(100)	$(109,329)	$(3,301)	$(112,730)
Cross-level counterparty netting				947
Cash collateral netting				36,803
Net fair value				$(74,980)

As of December 2023
Assets
Interest rates	$15	$241,850	$758	$242,623
Credit	–	9,964	2,861	12,825
Currencies	–	89,694	210	89,904
Commodities	–	15,393	1,449	16,842
Equities	2	59,220	816	60,038
Gross fair value	17	416,121	6,094	422,232
Counterparty netting in levels	–	(319,045)	(933)	(319,978)
Subtotal	$17	$97,076	$5,161	$102,254
Cross-level counterparty netting				(1,411)
Cash collateral netting				(49,723)
Net fair value				$51,120

Liabilities
Interest rates	$(14)	$(213,861)	$(1,197)	$(215,072)
Credit	–	(8,923)	(1,211)	(10,134)
Currencies	–	(97,436)	(168)	(97,604)
Commodities	–	(17,122)	(821)	(17,943)
Equities	(5)	(78,222)	(1,887)	(80,114)
Gross fair value	(19)	(415,564)	(5,284)	(420,867)
Counterparty netting in levels	–	319,045	933	319,978
Subtotal	$(19)	$(96,519)	$(4,351)	$(100,889)
Cross-level counterparty netting				1,411
Cash collateral netting				42,724
Net fair value				$(56,754)

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

	As of December 2024		As of December 2023
$ in millions, except inputs	Amount or Range	Average/ Median	Amount or Range	Average/ Median
Interest rates, net	$(112)		$(439)
Correlation	(10)% to 95%	60%/72%	(10)% to 75%	60%/66%
Volatility (bps)	31 to 101	63/59	31 to 101	56/49
Credit, net	$1,218		$1,650
Credit spreads (bps)	8 to 1,328	134/91	3 to 1,750	130/85
Upfront credit points	(10) to 100	24/14	0 to 100	26/15
Recovery rates	20% to 70%	46%/50%	20% to 70%	43%/40%
Currencies, net	$47		$42
Correlation	20% to 68%	34%/23%	20% to 90%	41%/43%
Volatility	17% to 17%	17%/17%	15% to 16%	16%/16%
Commodities, net	$778		$628
Volatility	21% to 120%	37%/33%	23% to 98%	42%/39%
Natural gas spread	$(2.82) to $3.76	$(0.14)/$(0.16)	$(1.39) to $3.06	$(0.32)/ $(0.35)
Oil spread	$(6.42) to $22.10	$1.77/$(3.80)	$(5.39) to $31.69	$15.39/ $19.35
Electricity price	$1.89 to $587.75	$52.18/$32.68	$2.72 to $1,088.00	$48.15/ $35.16
Equities, net	$(1,106)		$(1,071)
Correlation	(75)% to 100%	56%/52%	(70)% to 100%	65%/71%
Volatility	2% to 101%	15%/12%	1% to 106%	14%/13%
In the table above:
•Assets are shown as positive amounts and liabilities are shown as negative amounts.
•Ranges represent the significant unobservable inputs that were used in the valuation of each type of derivative.

150	Goldman Sachs 2024 Form 10-K

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

Goldman Sachs 2024 Form 10-K	151

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Level 3 Rollforward. The table below presents a summary of the changes in fair value for level 3 derivatives.

	Year Ended December
$ in millions	2024	2023
Total level 3 derivatives, net
Beginning balance	$810	$1,521
Net realized gains/(losses)	(129)	65
Net unrealized gains/(losses)	25	(327)
Purchases	480	366
Sales	(885)	(1,420)
Settlements	573	466
Transfers into level 3	(25)	(90)
Transfers out of level 3	(24)	229
Ending balance	$825	$810
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
The table below presents information, by product type, for derivatives included in the summary table above.

	Year Ended December
$ in millions	2024	2023
Interest rates, net
Beginning balance	$(439)	$(459)
Net realized gains/(losses)	21	9
Net unrealized gains/(losses)	63	(78)
Purchases	4	85
Sales	(29)	(408)
Settlements	290	423
Transfers into level 3	(36)	(81)
Transfers out of level 3	14	70
Ending balance	$(112)	$(439)

Credit, net
Beginning balance	$1,650	$1,460
Net realized gains/(losses)	94	(58)
Net unrealized gains/(losses)	9	274
Purchases	85	89
Sales	(74)	(50)
Settlements	(354)	(138)
Transfers into level 3	79	(20)
Transfers out of level 3	(271)	93
Ending balance	$1,218	$1,650

Currencies, net
Beginning balance	$42	$162
Net realized gains/(losses)	(27)	80
Net unrealized gains/(losses)	1	(182)
Purchases	44	2
Sales	(9)	(1)
Settlements	(45)	(56)
Transfers into level 3	3	4
Transfers out of level 3	38	33
Ending balance	$47	$42

Commodities, net
Beginning balance	$628	$919
Net realized gains/(losses)	(340)	(113)
Net unrealized gains/(losses)	91	(373)
Purchases	192	4
Sales	(27)	(17)
Settlements	57	68
Transfers into level 3	14	122
Transfers out of level 3	163	18
Ending balance	$778	$628

Equities, net
Beginning balance	$(1,071)	$(561)
Net realized gains/(losses)	123	147
Net unrealized gains/(losses)	(139)	32
Purchases	155	186
Sales	(746)	(944)
Settlements	625	169
Transfers into level 3	(85)	(115)
Transfers out of level 3	32	15
Ending balance	$(1,106)	$(1,071)

152	Goldman Sachs 2024 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Level 3 Rollforward Commentary for the Year Ended December 2024. The net realized and unrealized losses on level 3 derivatives of $104 million (reflecting $129 million of net realized losses and $25 million of net unrealized gains) for 2024 included gains/(losses) of $(115) million reported in market making and $11 million reported in other principal transactions.
The net unrealized gains on level 3 derivatives for 2024 primarily reflected gains on certain commodity derivatives (principally due to the impact of changes in commodity prices) and gains on certain interest rate derivatives (principally due to an increase in interest rates), partially offset by losses on certain equity derivatives (principally due to the impact of changes in equity prices).
The drivers of transfers into level 3 derivatives during 2024 were not material.
Transfers out of level 3 derivatives during 2024 reflected transfers of certain credit derivative assets to level 2 (principally due to increased transparency of certain credit spread inputs used to value these instruments), partially offset by transfers of certain commodity derivative liabilities to level 2 (principally due to increased transparency of certain commodity price inputs used to value these instruments).
Level 3 Rollforward Commentary for the Year Ended 2023. The net realized and unrealized losses on level 3 derivatives of $262 million (reflecting $65 million of net realized gains and $327 million of net unrealized losses) for 2023 included losses of $251 million reported in market making and $11 million reported in other principal transactions
The net unrealized losses on level 3 derivatives for 2023 primarily reflected losses on certain commodity derivatives (principally due to the impact of changes in commodity prices), losses on certain currency derivatives (principally due to the impact of a decrease in interest rates), partially offset by gains on certain credit derivatives (principally due to the impact of changes in foreign exchange rates and a decrease in interest rates).

Transfers into level 3 derivatives during 2023 primarily reflected transfers of certain equity derivative liabilities (principally due to reduced transparency of certain unobservable volatility inputs used to value these instruments) and transfers of certain interest rate derivative liabilities from level 2 (principally due to certain unobservable volatility inputs becoming significant to the valuation of these instruments), partially offset by transfers of certain commodity derivative assets from level 2 (principally due to certain unobservable volatility inputs becoming significant to the valuation of these instruments).
The drivers of transfers out of level 3 derivatives during 2023 were not material.
Investments
Fair Value by Level. The table below presents investments accounted for at fair value by level within the fair value hierarchy.

$ in millions	Level 1	Level 2	Level 3	Total
As of December 2024
Government and agency obligations:
U.S.	$75,410	$–	$–	$75,410
Non-U.S.	4,048	62	–	4,110
Corporate debt securities	137	2,629	4,510	7,276
Securities backed by real estate	–	7	562	569
Money market instruments	327	1,453	–	1,780
Other debt obligations	22	53	328	403
Equity securities	574	3,331	8,742	12,647
Subtotal	$80,518	$7,535	$14,142	$102,195
Investments in funds at NAV				2,547
Total investments				$104,742
As of December 2023
Government and agency obligations:
U.S.	$46,731	$–	$–	$46,731
Non-U.S.	2,399	144	–	2,543
Corporate debt securities	160	2,299	6,533	8,992
Securities backed by real estate	–	2	687	689
Money market instruments	52	999	–	1,051
Other debt obligations	9	14	244	267
Equity securities	721	2,099	9,674	12,494
Subtotal	$50,072	$5,557	$17,138	$72,767
Investments in funds at NAV				3,000
Total investments				$75,767
See Note 4 for an overview of the firm’s fair value measurement policies, valuation techniques and significant inputs used to determine the fair value of investments.

Goldman Sachs 2024 Form 10-K	153

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Significant Unobservable Inputs. The table below presents the amount of level 3 investments, and ranges and weighted averages of significant unobservable inputs used to value such investments.

	As of December 2024		As of December 2023
$ in millions	Amount or Range	Weighted Average	Amount or Range	Weighted Average
Corporate debt securities
Level 3 assets	$4,510		$6,533
Yield	5.0% to 28.8%	12.2%	6.0% to 31.0%	12.1%
Recovery rate	5.8% to 41.0%	25.2%	7.3% to 41.2%	27.6%
Duration (years)	0.3 to 9.0	3.6	0.4 to 5.3	3.0
Multiples	1.1x to 34.2x	6.5x	0.9x to 53.3x	7.7x
Securities backed by real estate
Level 3 assets	$562		$687
Yield	9.5% to 16.0%	13.6%	7.4% to 18.8%	14.1%
Duration (years)	1.1 to 2.8	2.8	0.4 to 4.1	3.9
Other debt obligations
Level 3 assets	$328		$244
Yield	7.0% to 8.7%	7.7%	7.6% to 8.8%	8.2%
Equity securities
Level 3 assets	$8,742		$9,674
Multiples	0.4x to 34.2x	8.6x	0.5x to 25.2x	8.3x
Discount rate/yield	6.0% to 27.9%	13.3%	6.0% to 38.5%	12.3%
Capitalization rate	4.4% to 9.1%	5.4%	4.5% to 8.0%	5.3%
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
•Increases in yield, discount rate, capitalization rate or duration used in the valuation of level 3 investments would have resulted in a lower fair value measurement, while increases in recovery rate or multiples would have resulted in a higher fair value measurement as of both December 2024 and December 2023. Due to the distinctive nature of each level 3 investment, the interrelationship of inputs is not necessarily uniform within each product type.

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
Level 3 Rollforward. The table below presents a summary of the changes in fair value for level 3 investments.

	Year Ended December
$ in millions	2024	2023
Beginning balance	$17,138	$16,942
Net realized gains/(losses)	342	463
Net unrealized gains/(losses)	(287)	(722)
Purchases	1,395	1,651
Sales	(916)	(1,186)
Settlements	(2,322)	(1,762)
Transfers into level 3	953	2,918
Transfers out of level 3	(2,161)	(1,166)
Ending balance	$14,142	$17,138
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

154	Goldman Sachs 2024 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The table below presents information, by product type, for investments included in the summary table above.

	Year Ended December
$ in millions	2024	2023
Corporate debt securities
Beginning balance	$6,533	$7,003
Net realized gains/(losses)	179	360
Net unrealized gains/(losses)	(169)	1
Purchases	600	590
Sales	(306)	(458)
Settlements	(1,672)	(1,110)
Transfers into level 3	462	755
Transfers out of level 3	(1,117)	(608)
Ending balance	$4,510	$6,533

Securities backed by real estate
Beginning balance	$687	$827
Net realized gains/(losses)	52	12
Net unrealized gains/(losses)	(82)	(166)
Purchases	53	58
Sales	(33)	(148)
Settlements	(114)	(62)
Transfers into level 3	1	171
Transfers out of level 3	(2)	(5)
Ending balance	$562	$687

Other debt obligations
Beginning balance	$244	$256
Net realized gains/(losses)	5	4
Purchases	141	2
Settlements	(31)	(18)
Transfers out of level 3	(31)	—
Ending balance	$328	$244

Equity securities
Beginning balance	$9,674	$8,856
Net realized gains/(losses)	106	87
Net unrealized gains/(losses)	(36)	(557)
Purchases	601	1,001
Sales	(577)	(580)
Settlements	(505)	(572)
Transfers into level 3	490	1,992
Transfers out of level 3	(1,011)	(553)
Ending balance	$8,742	$9,674
Level 3 Rollforward Commentary for the Year Ended December 2024. The net realized and unrealized gains on level 3 investments of $55 million (reflecting $342 million of net realized gains and $287 million of net unrealized losses) for 2024 included gains/(losses) of $(224) million reported in other principal transactions and $279 million reported in interest income.
The net unrealized losses on level 3 investments for 2024 primarily reflected losses on certain corporate debt securities (principally due to corporate performance and company-specific events).

Transfers into level 3 investments during 2024 primarily reflected transfers of certain equity securities from level 2 (principally due to reduced price transparency as a result of a lack of market evidence, including fewer market transactions in these instruments) and transfers of certain corporate debt securities from level 2 (principally due to certain unobservable yield inputs becoming significant to the valuation of these instruments).
Transfers out of level 3 investments during 2024 primarily reflected transfers of certain corporate debt securities to level 2 (principally due to certain unobservable yield inputs no longer being significant to the valuation of these instruments and increased price transparency as a result of market evidence, including market transactions in these instruments) and transfers of certain equity securities to level 2 (principally due to increased price transparency as a result of market evidence, including market transactions in these instruments).
Level 3 Rollforward Commentary for the Year Ended December 2023. The net realized and unrealized losses on level 3 investments of $259 million (reflecting $463 million of net realized gains and $722 million of net unrealized losses) for 2023 included gains/(losses) of $(820) million reported in other principal transactions and $561 million reported in interest income.
The net unrealized losses on level 3 investments for 2023 primarily reflected losses on certain equity securities and securities backed by real estate (in each case, principally due to ongoing weakness in the commercial real estate market).
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

Goldman Sachs 2024 Form 10-K	155

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Loans
Fair Value by Level. The table below presents loans held for investment accounted for at fair value under the fair value option by level within the fair value hierarchy.

$ in millions	Level 1	Level 2	Level 3	Total
As of December 2024
Loan Type
Corporate	$–	$64	$403	$467
Real estate:
Commercial	–	349	75	424
Residential	–	3,684	42	3,726
Other collateralized	–	648	135	783
Other	–	32	28	60
Total	$–	$4,777	$683	$5,460
As of December 2023
Loan Type
Corporate	$–	$415	$344	$759
Real estate:
Commercial	–	360	203	563
Residential	–	4,087	58	4,145
Other collateralized	–	775	136	911
Other	–	46	82	128
Total	$–	$5,683	$823	$6,506
The gains/(losses) as a result of changes in the fair value of loans held for investment for which the fair value option was elected were not material for both 2024 and 2023. These gains/(losses) were included in other principal transactions.
Significant Unobservable Inputs. The table below presents the amount of level 3 loans, and ranges and weighted averages of significant unobservable inputs used to value such loans.

	As of December 2024		As of December 2023
$ in millions	Amount or Range	Weighted Average	Amount or Range	Weighted Average
Corporate
Level 3 assets	$403		$344
Yield	11.6% to 22.4%	17.5%	8.0% to 17.1%	10.5%
Recovery rate	37.2% to 95.6%	72.9%	2.0% to 95.0%	74.0%
Duration (years)	0.6 to 9.3	6.0	0.7 to 2.3	1.7
Real estate
Level 3 assets	$117		$261
Yield	6.1% to 10.9%	6.7%	5.0% to 21.4%	18.1%
Recovery rate	3.3% to 99.2%	73.7%	5.3% to 99.2%	66.0%
Duration (years)	0.2 to 3.6	0.6	0.5 to 6.2	1.6
Other collateralized
Level 3 assets	$135		$136
Yield	6.2% to 6.8%	6.3%	5.6% to 8.7%	6.1%
Other
Level 3 assets	$28		$82
Yield	N/A	N/A	7.3% to 13.5%	9.6%
Duration (years)	N/A	N/A	3.6 to 5.2	4.2

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
•Increases in yield or duration used in the valuation of level 3 loans would have resulted in a lower fair value measurement, while increases in recovery rate would have resulted in a higher fair value measurement as of both December 2024 and December 2023. Due to the distinctive nature of each level 3 loan, the interrelationship of inputs is not necessarily uniform within each product type.
•Loans are valued using discounted cash flows.
•The significant unobservable inputs for yield and duration (related to other loans) as of December 2024 did not have a range (and there was no weighted average) as each pertained to a single position. Therefore, such unobservable inputs are not included in the table above.

156	Goldman Sachs 2024 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Level 3 Rollforward. The table below presents a summary of the changes in fair value for level 3 loans.

	Year Ended December
$ in millions	2024	2023
Beginning balance	$823	$1,837
Net realized gains/(losses)	33	26
Net unrealized gains/(losses)	(41)	(169)
Purchases	135	53
Sales	(61)	(540)
Settlements	(286)	(318)
Transfers into level 3	124	2
Transfers out of level 3	(44)	(68)
Ending balance	$683	$823
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

The table below presents information, by loan type, for loans included in the summary table above.

	Year Ended December
$ in millions	2024	2023
Corporate
Beginning balance	$344	$637
Net realized gains/(losses)	12	10
Net unrealized gains/(losses)	(26)	(124)
Purchases	127	10
Sales	(5)	(47)
Settlements	(160)	(113)
Transfers into level 3	111	2
Transfers out of level 3	–	(31)
Ending balance	$403	$344

Real estate
Beginning balance	$261	$785
Net realized gains/(losses)	9	11
Net unrealized gains/(losses)	(10)	(42)
Purchases	2	7
Sales	(52)	(272)
Settlements	(93)	(192)
Transfers out of level 3	–	(36)
Ending balance	$117	$261

Other collateralized
Beginning balance	$136	$140
Net realized gains/(losses)	4	1
Net unrealized gains/(losses)	1	(6)
Purchases	6	5
Sales	(3)	(2)
Settlements	(22)	(2)
Transfers into level 3	13	–
Ending balance	$135	$136

Other
Beginning balance	$82	$275
Net realized gains/(losses)	8	4
Net unrealized gains/(losses)	(6)	3
Purchases	–	31
Sales	(1)	(219)
Settlements	(11)	(11)
Transfers out of level 3	(44)	(1)
Ending balance	$28	$82

Goldman Sachs 2024 Form 10-K	157

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Level 3 Rollforward Commentary for the Year Ended December 2024. The net realized and unrealized losses on level 3 loans of $8 million (reflecting $33 million of net realized gains and $41 million of net unrealized losses) for 2024 included gains/(losses) of $(13) million reported in other principal transactions and $5 million reported in interest income.
The drivers of the net unrealized losses on level 3 loans for 2024 were not material.
Transfers into level 3 loans during 2024 primarily reflected transfers of certain corporate loans from level 2 (principally due to reduced price transparency as a result of a lack of market evidence, including fewer market transactions in these instruments).
The drivers of the transfers out of level 3 loans during 2024 were not material.
Level 3 Rollforward Commentary for the Year Ended December 2023. The net realized and unrealized losses on level 3 loans of $143 million (reflecting $26 million of net realized gains and $169 million of net unrealized losses) for 2023 included gains/(losses) of $(152) million reported in other principal transactions and $9 million reported in interest income.
The net unrealized losses on level 3 loans for 2023 primarily reflected losses on corporate loans (principally due to company-specific events).
The drivers of both transfers into and transfers out of level 3 loans during 2023 were not material.

Other Financial Assets and Liabilities
Fair Value by Level. The table below presents, by level within the fair value hierarchy, other financial assets and liabilities at fair value, substantially all of which are accounted for at fair value under the fair value option.

$ in millions	Level 1	Level 2	Level 3	Total
As of December 2024
Assets
Resale agreements	$–	$179,793	$–	$179,793
Securities borrowed	–	46,902	–	46,902
Customer and other receivables	–	23	–	23
Other assets	–	–	194	194
Total	$–	$226,718	$194	$226,912

Liabilities
Deposits	$–	$(41,810)	$(3,045)	$(44,855)
Repurchase agreements	–	(274,380)	–	(274,380)
Securities loaned	–	(10,246)	–	(10,246)
Other secured financings	–	(27,434)	(551)	(27,985)
Unsecured borrowings:
Short-term	–	(45,073)	(5,294)	(50,367)
Long-term	–	(75,810)	(13,379)	(89,189)
Other liabilities	–	(8)	(76)	(84)
Total	$–	$(474,761)	$(22,345)	$(497,106)

As of December 2023
Assets
Resale agreements	$–	$223,543	$–	$223,543
Securities borrowed	–	44,930	–	44,930
Customer and other receivables	–	23	–	23
Other assets	–	179	187	366
Total	$–	$268,675	$187	$268,862

Liabilities
Deposits	$–	$(26,723)	$(2,737)	$(29,460)
Repurchase agreements	–	(249,887)	–	(249,887)
Securities loaned	–	(8,934)	–	(8,934)
Other secured financings	–	(10,532)	(2,022)	(12,554)
Unsecured borrowings:
Short-term	–	(40,538)	(5,589)	(46,127)
Long-term	–	(72,562)	(13,848)	(86,410)
Other liabilities	–	(187)	(79)	(266)
Total	$–	$(409,363)	$(24,275)	$(433,638)
In the table above, assets are shown as positive amounts and liabilities are shown as negative amounts.
See Note 4 for an overview of the firm’s fair value measurement policies, valuation techniques and significant inputs used to determine the fair value of other financial assets and liabilities.

158	Goldman Sachs 2024 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Significant Unobservable Inputs. See below for information about the significant unobservable inputs used to value level 3 other financial assets and liabilities at fair value as of both December 2024 and December 2023.
Other Secured Financings. The ranges and weighted averages of significant unobservable inputs used to value level 3 other secured financings are presented below. These ranges and weighted averages exclude unobservable inputs that are only relevant to a single instrument, and therefore are not meaningful.
As of December 2024:
•Yield: 3.8% to 12.3% (weighted average: 8.9%)
•Duration: 2.0 to 5.4 years (weighted average: 2.9 years)
As of December 2023:
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

	Year Ended December
$ in millions	2024	2023
Assets
Beginning balance	$187	$74
Net realized gains/(losses)	–	(2)
Net unrealized gains/(losses)	18	95
Purchases	–	20
Sales	(11)	–
Ending balance	$194	$187

Liabilities
Beginning balance	$(24,275)	$(18,826)
Net realized gains/(losses)	(210)	(212)
Net unrealized gains/(losses)	715	(1,667)
Issuances	(9,768)	(8,153)
Settlements	11,040	8,298
Transfers into level 3	(1,835)	(4,542)
Transfers out of level 3	1,988	827
Ending balance	$(22,345)	$(24,275)
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

Goldman Sachs 2024 Form 10-K	159

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The table below presents information, by the consolidated balance sheet line items, for other financial liabilities included in the summary table above.

	Year Ended December
$ in millions	2024	2023
Deposits
Beginning balance	$(2,737)	$(2,743)
Net realized gains/(losses)	–	(2)
Net unrealized gains/(losses)	(96)	(140)
Issuances	(1,086)	(506)
Settlements	928	773
Transfers into level 3	(173)	(153)
Transfers out of level 3	119	34
Ending balance	$(3,045)	$(2,737)

Other secured financings
Beginning balance	$(2,022)	$(1,842)
Net realized gains/(losses)	(1)	(19)
Net unrealized gains/(losses)	12	(50)
Issuances	(51)	(657)
Settlements	1,615	1,479
Transfers into level 3	(104)	(941)
Transfers out of level 3	–	8
Ending balance	$(551)	$(2,022)

Unsecured short-term borrowings
Beginning balance	$(5,589)	$(4,090)
Net realized gains/(losses)	(6)	(36)
Net unrealized gains/(losses)	9	(563)
Issuances	(4,883)	(4,315)
Settlements	4,700	3,418
Transfers into level 3	(101)	(281)
Transfers out of level 3	576	278
Ending balance	$(5,294)	$(5,589)

Unsecured long-term borrowings
Beginning balance	$(13,848)	$(10,066)
Net realized gains/(losses)	(203)	(155)
Net unrealized gains/(losses)	787	(914)
Issuances	(3,748)	(2,675)
Settlements	3,797	2,622
Transfers into level 3	(1,457)	(3,167)
Transfers out of level 3	1,293	507
Ending balance	$(13,379)	$(13,848)

Other liabilities
Beginning balance	$(79)	$(85)
Net unrealized gains/(losses)	3	–
Settlements	–	6
Ending balance	$(76)	$(79)
Level 3 Rollforward Commentary for the Year Ended December 2024. The net realized and unrealized gains on level 3 other financial liabilities of $505 million (reflecting $210 million of net realized losses and $715 million of net unrealized gains) for 2024 included gains/(losses) of $491 million reported in market making, $(42) million reported in other principal transactions and $(1) million reported in interest expense in the consolidated statements of earnings, and $57 million reported in debt valuation adjustment in the consolidated statements of comprehensive income.

The net unrealized gains on level 3 other financial liabilities for 2024 primarily reflected gains on certain hybrid financial instruments included in unsecured long-term borrowings (principally due to the impact of increases in interest rates and changes in foreign exchange rates), partially offset by losses on certain hybrid financial instruments included in deposits (principally due to an increase in equity prices).
Transfers into level 3 other financial liabilities during 2024 primarily reflected transfers of certain hybrid financial instruments included in unsecured long-term borrowings from level 2 (principally due to reduced transparency of certain credit spreads and volatility inputs used to value these instruments).
Transfers out of level 3 other financial liabilities during 2024 primarily reflected transfers of certain hybrid financial instruments included in long- and short-term borrowings to level 2 (principally due to increased transparency of certain volatility inputs used to value these instruments).
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

160	Goldman Sachs 2024 Form 10-K

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
The table below presents a summary of trading assets and liabilities.

	Trading	Trading
$ in millions	Assets	Liabilities
As of December 2024
Trading cash instruments	$523,216	$127,575
Derivatives	47,339	74,980
Total	$570,555	$202,555
As of December 2023
Trading cash instruments	$426,390	$143,601
Derivatives	51,120	56,754
Total	$477,510	$200,355
See Note 5 for further information about trading cash instruments and Note 7 for further information about derivatives.

Gains and Losses from Market Making
The table below presents market making revenues by major product type.

	Year Ended December
$ in millions	2024	2023	2022
Interest rates	$715	$4,437	$(4,890)
Credit	2,467	1,141	1,095
Currencies	6,292	2,827	11,662
Equities	7,632	7,938	7,734
Commodities	1,284	1,895	3,033
Total	$18,390	$18,238	$18,634
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

Goldman Sachs 2024 Form 10-K	161

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
Risk Management. The firm also enters into derivatives to actively manage risk exposures that arise from its market-making and investing and financing activities. The firm’s holdings and exposures are hedged, in many cases, on either a portfolio or risk-specific basis, as opposed to an instrument-by-instrument basis. The offsetting impact of this economic hedging is reflected in the same business segment as the related revenues. In addition, the firm may enter into derivatives designated as hedges under U.S. GAAP. These derivatives are used to manage interest rate exposure of certain fixed-rate unsecured borrowings and deposits and certain U.S. and non-U.S. government securities classified as available-for-sale, foreign exchange risk of certain available-for-sale securities, the net investment in certain non-U.S. operations and the exposure to the variability of the forecasted cash flows associated with certain floating-rate assets.

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
Derivatives are reported on a net-by-counterparty basis (i.e., the net payable or receivable for derivative assets and liabilities for a given counterparty) when a legal right of setoff exists under an enforceable netting agreement (counterparty netting). Derivatives are accounted for at fair value, net of cash collateral received or posted under enforceable credit support agreements (cash collateral netting). Derivative assets are included in trading assets and derivative liabilities are included in trading liabilities. Realized and unrealized gains and losses on derivatives not designated as hedges are included in market making (for derivatives included in Fixed Income, Currency and Commodities (FICC) and Equities within Global Banking & Markets), and other principal transactions (for derivatives included in Investment banking fees and Other within Global Banking & Markets, as well as derivatives in Asset & Wealth Management) in the consolidated statements of earnings. For both 2024 and 2023, substantially all of the firm’s derivatives were included in Global Banking & Markets.

162	Goldman Sachs 2024 Form 10-K

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

	Fair Value as of December
	2024		2023
$ in millions	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Not accounted for as hedges
Exchange-traded	$2,706	$1,068	$3,401	$1,129
OTC-cleared	1,746	2,428	67,815	64,490
Bilateral OTC	152,083	121,515	171,109	149,444
Total interest rates	156,535	125,011	242,325	215,063
OTC-cleared	1,787	1,893	1,271	1,533
Bilateral OTC	9,650	8,137	11,554	8,601
Total credit	11,437	10,030	12,825	10,134
Exchange-traded	142	6	708	15
OTC-cleared	1,325	993	1,033	1,632
Bilateral OTC	112,838	113,608	88,158	95,742
Total currencies	114,305	114,607	89,899	97,389
Exchange-traded	5,563	5,917	5,468	5,998
OTC-cleared	558	650	635	711
Bilateral OTC	7,205	7,958	10,739	11,234
Total commodities	13,326	14,525	16,842	17,943
Exchange-traded	55,049	83,475	31,315	39,247
OTC-cleared	189	131	122	171
Bilateral OTC	24,941	44,900	28,601	40,696
Total equities	80,179	128,506	60,038	80,114
Subtotal	375,782	392,679	421,929	420,643
Accounted for as hedges
Bilateral OTC	201	8	298	9
Total interest rates	201	8	298	9
OTC-cleared	114	3	–	7
Bilateral OTC	255	5	5	208
Total currencies	369	8	5	215
Subtotal	570	16	303	224
Total gross fair value	$376,352	$392,695	$422,232	$420,867

Offset in the consolidated balance sheets
Exchange-traded	$(57,776)	$(57,776)	$(32,722)	$(32,722)
OTC-cleared	(4,867)	(4,867)	(67,272)	(67,272)
Bilateral OTC	(218,269)	(218,269)	(221,395)	(221,395)
Counterparty netting	(280,912)	(280,912)	(321,389)	(321,389)
OTC-cleared	(412)	(105)	(1,335)	(486)
Bilateral OTC	(47,689)	(36,698)	(48,388)	(42,238)
Cash collateral netting	(48,101)	(36,803)	(49,723)	(42,724)
Total amounts offset	$(329,013)	$(317,715)	$(371,112)	$(364,113)

Included in the consolidated balance sheets
Exchange-traded	$5,684	$32,690	$8,170	$13,667
OTC-cleared	440	1,126	2,269	786
Bilateral OTC	41,215	41,164	40,681	42,301
Total	$47,339	$74,980	$51,120	$56,754

Not offset in the consolidated balance sheets
Cash collateral	$(600)	$(1,271)	$(877)	$(2,732)
Securities collateral	(14,938)	(8,731)	(13,425)	(6,516)
Total	$31,801	$64,978	$36,818	$47,506

	Notional Amounts as of December
$ in millions	2024	2023
Not accounted for as hedges
Exchange-traded	$2,332,117	$3,854,689
OTC-cleared	12,571,690	16,007,915
Bilateral OTC	10,569,501	12,390,595
Total interest rates	25,473,308	32,253,199
Exchange-traded	322	299
OTC-cleared	660,181	498,720
Bilateral OTC	619,068	619,975
Total credit	1,279,571	1,118,994
Exchange-traded	9,264	11,586
OTC-cleared	429,858	268,293
Bilateral OTC	6,031,944	6,363,700
Total currencies	6,471,066	6,643,579
Exchange-traded	324,159	306,787
OTC-cleared	3,087	3,323
Bilateral OTC	183,174	199,270
Total commodities	510,420	509,380
Exchange-traded	1,868,855	1,564,341
OTC-cleared	1,475	1,487
Bilateral OTC	1,256,905	1,204,140
Total equities	3,127,235	2,769,968
Subtotal	36,861,600	43,295,120
Accounted for as hedges
OTC-cleared	246,765	241,160
Bilateral OTC	3,588	2,914
Total interest rates	250,353	244,074
OTC-cleared	5,041	1,227
Bilateral OTC	10,328	9,130
Total currencies	15,369	10,357
Subtotal	265,722	254,431
Total notional amounts	$37,127,322	$43,549,551
In the tables above:
•Gross fair values exclude the effects of both counterparty netting and collateral, and therefore are not representative of the firm’s exposure.
•Amounts presented for collateral not offset in the consolidated balance sheets consists of collateral received or posted in connection with OTC-cleared and bilateral OTC derivatives under enforceable credit support agreements that do not meet the criteria for netting under U.S. GAAP. In addition to collateral presented in the table above, the firm also posts or receives collateral in connection with its transactions with certain exchanges in accordance with the exchanges’ margin requirements. Such collateral may be calculated based on the firm’s total exposure to the respective exchange across all product types, including both derivative and non-derivative instruments. See Note 11 for further information about collateral received and pledged.
•Total gross fair value of derivatives included derivative assets of $8.55 billion as of December 2024 and $8.98 billion as of December 2023, and derivative liabilities of $10.84 billion as of December 2024 and $16.03 billion as of December 2023, which are not subject to an enforceable netting agreement or are subject to a netting agreement that the firm has not yet determined to be enforceable. The collateral received or posted in connection with such derivative agreements has not been netted.
•Notional amounts, which represent the sum of gross long and short derivative contracts, provide an indication of the volume of the firm’s derivative activity and do not represent anticipated losses.

Goldman Sachs 2024 Form 10-K	163

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

•During 2024, as permitted under the rules of a clearing organization in Europe, Middle East and Africa (EMEA), the firm elected to settle its transactions with this clearing organization on a daily basis. The impact of reflecting transactions with this clearing organization as settled would have been a reduction in gross derivative assets of $64.19 billion and a reduction in gross derivative liabilities of $62.86 billion as of December 2023, and a corresponding decrease in counterparty and cash collateral netting, with no impact to the consolidated balance sheets.
OTC Derivatives
The table below presents OTC derivative assets and liabilities by tenor and major product type.

$ in millions	Less than 1 Year	1 - 5 Years	Greater than 5 Years	Total
As of December 2024
Assets
Interest rates	$5,880	$9,552	$46,625	$62,057
Credit	1,664	2,576	1,605	5,845
Currencies	17,249	8,280	5,387	30,916
Commodities	1,908	1,882	1,026	4,816
Equities	5,483	2,395	1,959	9,837
Counterparty netting in tenors	(2,681)	(2,683)	(4,271)	(9,635)
Subtotal	$29,503	$22,002	$52,331	$103,836
Cross-tenor counterparty netting				(14,080)
Cash collateral netting				(48,101)
Total OTC derivative assets				$41,655

Liabilities
Interest rates	$5,074	$10,858	$16,049	$31,981
Credit	999	2,474	963	4,436
Currencies	12,931	9,645	8,417	30,993
Commodities	2,012	2,448	1,201	5,661
Equities	11,435	15,113	3,189	29,737
Counterparty netting in tenors	(2,681)	(2,683)	(4,271)	(9,635)
Subtotal	$29,770	$37,855	$25,548	$93,173
Cross-tenor counterparty netting				(14,080)
Cash collateral netting				(36,803)
Total OTC derivative liabilities				$42,290

As of December 2023
Assets
Interest rates	$9,511	$12,178	$49,045	$70,734
Credit	1,814	3,283	1,961	7,058
Currencies	9,117	7,579	5,479	22,175
Commodities	2,993	2,574	1,451	7,018
Equities	6,625	3,155	1,655	11,435
Counterparty netting in tenors	(3,046)	(2,765)	(3,648)	(9,459)
Subtotal	$27,014	$26,004	$55,943	$108,961
Cross-tenor counterparty netting				(16,288)
Cash collateral netting				(49,723)
Total OTC derivative assets				$42,950

Liabilities
Interest rates	$11,952	$15,972	$17,540	$45,464
Credit	792	2,508	1,067	4,367
Currencies	15,335	7,934	7,299	30,568
Commodities	2,526	3,643	1,419	7,588
Equities	10,183	10,048	3,340	23,571
Counterparty netting in tenors	(3,046)	(2,765)	(3,648)	(9,459)
Subtotal	$37,742	$37,340	$27,017	$102,099
Cross-tenor counterparty netting				(16,288)
Cash collateral netting				(42,724)
Total OTC derivative liabilities				$43,087
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
See Note 4 for an overview of the firm’s fair value measurement policies, valuation techniques and significant inputs used to determine the fair value of derivatives, and Note 5 for further information about derivatives within the fair value hierarchy.
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

164	Goldman Sachs 2024 Form 10-K

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

The table below presents information about credit derivatives.

	Credit Spread on Underlier (basis points)
$ in millions	0 - 250	251 - 500	501 - 1,000	Greater than 1,000	Total
As of December 2024
Maximum Payout/Notional Amount of Written Credit Derivatives by Tenor
Less than 1 year	$137,145	$23,875	$717	$3,041	$164,778
1 - 5 years	378,743	15,349	4,242	6,194	404,528
Greater than 5 years	29,196	2,457	471	64	32,188
Total	$545,084	$41,681	$5,430	$9,299	$601,494

Maximum Payout/Notional Amount of Purchased Credit Derivatives
Offsetting	$463,919	$20,691	$4,781	$8,264	$497,655
Other	165,662	11,721	1,879	1,160	180,422
Total	$629,581	$32,412	$6,660	$9,424	$678,077
Fair Value of Written Credit Derivatives
Asset	$6,429	$664	$31	$59	$7,183
Liability	985	314	307	1,138	2,744
Net asset/(liability)	$5,444	$350	$(276)	$(1,079)	$4,439
As of December 2023
Maximum Payout/Notional Amount of Written Credit Derivatives by Tenor
Less than 1 year	$126,667	$12,594	$892	$3,611	$143,764
1 - 5 years	324,577	11,371	5,613	5,802	347,363
Greater than 5 years	30,406	1,316	671	249	32,642
Total	$481,650	$25,281	$7,176	$9,662	$523,769

Maximum Payout/Notional Amount of Purchased Credit Derivatives
Offsetting	$396,984	$11,857	$6,241	$8,246	$423,328
Other	155,468	12,862	1,948	1,619	171,897
Total	$552,452	$24,719	$8,189	$9,865	$595,225
Fair Value of Written Credit Derivatives
Asset	$11,147	$654	$221	$165	$12,187
Liability	1,723	47	201	1,034	3,005
Net asset/(liability)	$9,424	$607	$20	$(869)	$9,182
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
•Other purchased credit derivatives represent the notional amount of all other purchased credit derivatives not included in offsetting.
•Written and purchased credit derivatives primarily consist of credit default swaps.

Goldman Sachs 2024 Form 10-K	165

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
The table below presents information about CVA and FVA.

	Year Ended December
$ in millions	2024	2023	2022
CVA, net of hedges	$187	$(139)	$320
FVA, net of hedges	142	131	(193)
Total	$329	$(8)	$127
Bifurcated Embedded Derivatives
The table below presents the fair value and the notional amount of derivatives that have been bifurcated from their related borrowings.

	As of December
$ in millions	2024	2023
Fair value of assets	$467	$450
Fair value of liabilities	(175)	(307)
Net asset/(liability)	$292	$143
Notional amount	$8,106	$8,082
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

	As of December
$ in millions	2024	2023
Net derivative liabilities under bilateral agreements	$31,575	$30,021
Collateral posted	$20,262	$20,758
Additional collateral or termination payments:
One-notch downgrade	$315	$271
Two-notch downgrade	$1,200	$1,584
Hedge Accounting
The firm applies hedge accounting for (i) interest rate swaps used to manage the interest rate exposure of certain fixed-rate unsecured long- and short-term borrowings, certain fixed-rate certificates of deposit and certain U.S. and non-U.S. government securities classified as available-for-sale, (ii) foreign currency forward contracts used to manage the foreign exchange risk of certain securities classified as available-for-sale, (iii) foreign currency forward contracts and foreign currency-denominated debt used to manage foreign exchange risk on the firm’s net investment in certain non-U.S. operations and (iv) interest rate swaps used to manage the variability of the forecasted cash flows associated with certain floating-rate assets.
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

166	Goldman Sachs 2024 Form 10-K

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
The table below presents the gains/(losses) from interest rate derivatives accounted for as hedges and the related hedged items.

	Year Ended December
$ in millions	2024	2023	2022
Investments
Interest rate hedges	$63	$(109)	$366
Hedged investments	(80)	111	(350)
Gains/(losses)	$(17)	$2	$16

Borrowings and deposits
Interest rate hedges	$(581)	$3,859	$(22,183)
Hedged borrowings and deposits	181	(4,344)	21,662
Gains/(losses)	$(400)	$(485)	$(521)
The table below presents the carrying value of investments, deposits and unsecured borrowings that are designated in an interest rate hedging relationship and the related cumulative hedging adjustment (increase/(decrease)) from current and prior hedging relationships included in such carrying values.

$ in millions	Carrying Value	Cumulative Hedging Adjustment
As of December 2024
Assets
Investments	$34,755	$(279)

Liabilities
Deposits	$1,840	$(52)
Unsecured short-term borrowings	$14,720	$(113)
Unsecured long-term borrowings	$130,161	$(10,757)

As of December 2023
Assets
Investments	$16,523	$(104)

Liabilities
Deposits	$3,435	$(123)
Unsecured short-term borrowings	$14,449	$(94)
Unsecured long-term borrowings	$134,992	$(10,810)
In the table above:
•Cumulative hedging adjustment included $(5.81) billion as of December 2024 and $(5.63) billion as of December 2023 of hedging adjustments from prior hedging relationships that were de-designated and substantially all were related to unsecured long-term borrowings.
•The amortized cost of investments was $35.29 billion as of December 2024 and $17.33 billion as of December 2023.
In addition, cumulative hedging adjustments for items no longer designated in a hedging relationship were not material as of both December 2024 and December 2023.
The firm designates certain foreign currency forward contracts as fair value hedges of the foreign exchange risk of non-U.S. government securities classified as available-for-sale. See Note 8 for information about the amortized cost and fair value of such securities. The effectiveness of such hedges is assessed based on changes in spot rates. The gains/(losses) on the hedges (relating to both spot and forward points) and the foreign exchange gains/(losses) on the related available-for-sale securities are included in market making. The net gains/(losses) on hedges and the related hedged available-for-sale securities were not material for 2024, were $(2) million (reflecting a loss of $127 million related to hedges and a gain of $125 million on the related hedged available-for-sale securities) for 2023 and were $(30) million (reflecting a gain of $266 million related to hedges and a loss of $296 million on the related hedged available-for-sale securities) for 2022.
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
The table below presents the gains/(losses) from net investment hedging.

	Year Ended December
$ in millions	2024	2023	2022
Hedges:
Foreign currency forward contracts	$1,064	$(276)	$1,713
Foreign currency-denominated debt	$1,633	$(550)	$(269)
Gains or losses on individual net investments in non-U.S. operations are reclassified from accumulated other comprehensive income/(loss) to earnings when such net investments are sold or substantially liquidated. The gross and net gains/(losses) reclassified to earnings from accumulated other comprehensive income/(loss) were not material for 2024, were $(49) million (reflecting a gain of $90 million related to hedges and a loss of $139 million on the related net investments in non-U.S. operations) for 2023 and were not material for 2022.
The firm had designated $22.10 billion as of December 2024 and $27.52 billion as of December 2023 of foreign currency-denominated debt, included in unsecured long- and short-term borrowings, as hedges of net investments in non-U.S. subsidiaries.

Goldman Sachs 2024 Form 10-K	167

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Cash Flow Hedges
During the fourth quarter of 2024, the firm designated certain interest rate swaps as cash flow hedges. These interest rate swaps hedge the firm’s exposure to the variability of the forecasted cash flows due to changes in the contractually specified interest rates associated with certain floating-rate assets.
The firm applies a statistical method that utilizes regression analysis when assessing hedge effectiveness. A cash flow hedge is considered highly effective in offsetting the variability of the forecasted cash flows attributable to the hedged risk when the regression analysis results in a coefficient of determination of 80% or greater and a slope between 80% and 125%.
For qualifying cash flow hedges, the gains or losses on derivatives are included in “Cash flow hedges” within the consolidated statements of comprehensive income. Such gains or losses are reclassified to interest income/expense within the consolidated statements of earnings in the same period that the forecasted hedged cash flows impact earnings.
The gains/(losses) included within other comprehensive income/(loss) and the gains/(losses) reclassified to earnings from accumulated other comprehensive income/(loss) related to cash flow hedges were not material for 2024 and are not expected to be material for 2025. The maximum length of time over which the forecasted cash flows are hedged is approximately one year.

Note 8.
Investments
Investments includes debt securities classified as available-for-sale and held-to-maturity that are generally held in connection with the firm’s asset-liability management activities. In addition, investments includes equity securities and debt instruments that are accounted for at fair value and equity securities that are accounted for under the equity method that are generally held by the firm in connection with its long-term investing activities.
The table below presents information about investments.

	As of December
$ in millions	2024	2023
Available-for-sale securities, at fair value	$79,458	$49,141
Held-to-maturity securities	78,713	70,310

Equity securities, at fair value	13,832	13,747
Debt instruments, at fair value	11,452	12,879
Equity-method investments	1,059	762
Total other investments	26,343	27,388
Total investments	$184,514	$146,839
Beginning in the fourth quarter of 2024, as the balances have increased during the year, investments are further disaggregated between available-for-sale securities, held-to-maturity securities and other investments in the consolidated balance sheets and the related cash flows are disaggregated in the consolidated statements of cash flows. Previously, the disaggregation of investments was provided in this footnote. Prior period disclosures have been conformed to the current presentation.
See Note 4 for an overview of the firm’s fair value measurement policies, valuation techniques and significant inputs used to determine the fair value of investments, and Note 5 for information about investments within the fair value hierarchy.

168	Goldman Sachs 2024 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Available-for-Sale Securities, at Fair Value
Available-for-sale securities are accounted for at fair value, and the related unrealized fair value gains and losses are included in accumulated other comprehensive income/(loss) unless designated in a fair value hedging relationship. See Note 7 for information about available-for-sale securities that are designated in a hedging relationship.
The table below presents information about available-for-sale securities by type and tenor.

$ in millions	Amortized Cost	Fair Value	Weighted Average Yield
As of December 2024
Less than 1 year	$21,176	$21,011	2.62%
1 year to 5 years	48,564	47,931	3.64%
5 years to 10 years	6,620	6,468	3.93%
Total U.S. government obligations	76,360	75,410	3.38%

1 year to 5 years	4,224	3,893	1.73%
5 years to 10 years	193	155	0.72%
Total non-U.S. government obligations	4,417	4,048	1.69%
Total available-for-sale securities	$80,777	$79,458	3.29%
As of December 2023
Less than 1 year	$20,027	$19,687	0.45%
1 year to 5 years	27,592	26,500	1.83%
5 years to 10 years	586	544	2.05%
Total U.S. government obligations	48,205	46,731	1.25%

Less than 1 year	11	11	0.01%
1 year to 5 years	1,635	1,420	0.10%
5 years to 10 years	1,150	979	0.84%
Total non-U.S. government obligations	2,796	2,410	0.40%
Total available-for-sale securities	$51,001	$49,141	1.21%
In the table above:
•The weighted average yield is presented on a pre-tax basis and computed using the effective interest rate of each security at the end of the period, weighted based on the fair value of each security. The effective interest rate considers the contractual coupon, the amortization of premiums and accretion of discounts, and excludes the effect of related hedges.

•As of December 2024, the gross unrealized gains included in accumulated other comprehensive income/(loss) were not material and the gross unrealized losses included in accumulated other comprehensive income/(loss) were $1.38 billion. Of such losses, $983 million related to securities (fair value of $21.10 billion, primarily consisting of U.S. government obligations) that were in a continuous unrealized loss position for 12 months or longer and $399 million related to securities (fair value of $32.71 billion, substantially all consisting of U.S. government obligations) that were in a continuous unrealized loss position for less than 12 months.
As of December 2023, the gross unrealized gains included in accumulated other comprehensive income/(loss) were not material and the gross unrealized losses included in accumulated other comprehensive income/(loss) were $1.89 billion, and primarily related to U.S. government obligations in a continuous unrealized loss position for 12 months or longer.
Net unrealized gains included in other comprehensive income/(loss) were $541 million ($401 million, net of tax) for 2024 and $1.65 billion ($1.25 billion, net of tax) for 2023.
•Substantially all available-for-sale securities were classified in level 1 of the fair value hierarchy.
•If the fair value of available-for-sale securities is less than amortized cost, such securities are considered impaired. If the firm has the intent to sell the debt security, or if it is more likely than not that the firm will be required to sell the debt security before recovery of its amortized cost, the difference between the amortized cost (net of allowance, if any) and the fair value of the securities is recognized as an impairment loss in earnings. The firm did not record any such impairment losses during either 2024 or 2023. Impaired available-for-sale debt securities that the firm has the intent and ability to hold are reviewed to determine if an allowance for credit losses should be recorded. The firm considers various factors in such determination, including market conditions, changes in issuer credit ratings and severity of the unrealized losses. The firm did not record any provision for credit losses on such securities during either 2024 or 2023.
The gross realized gains and gross realized losses relating to the sales of available-for-sale securities were not material for each of 2024, 2023 and 2022. The specific identification method is used to determine realized gains on available-for-sale securities.

Goldman Sachs 2024 Form 10-K	169

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Held-to-Maturity Securities
Held-to-maturity securities are accounted for at amortized cost.
The table below presents information about held-to-maturity securities by type and tenor.

$ in millions	Amortized Cost	Fair Value	Weighted Average Yield
As of December 2024
Less than 1 year	$15,449	$15,409	3.46%
1 year to 5 years	42,420	41,939	3.66%
Total government obligations	57,869	57,348	3.61%

Greater than 10 years	20,637	20,482	5.42%
Total U.S. agency obligations	20,637	20,482	5.42%

1 year to 5 years	2	2	7.50%
Greater than 10 years	205	206	5.25%
Total securities backed by real estate	207	208	5.29%
Total held-to-maturity securities	$78,713	$78,038	4.09%
As of December 2023
Less than 1 year	$13,475	$13,382	2.90%
1 year to 5 years	54,789	54,352	3.58%
5 years to 10 years	1,848	1,861	3.94%
Total government obligations	70,112	69,595	3.46%

1 year to 5 years	3	2	7.92%
Greater than 10 years	195	195	5.98%
Total securities backed by real estate	198	197	6.02%
Total held-to-maturity securities	$70,310	$69,792	3.47%
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
•The weighted average yield is presented on a pre-tax basis and computed using the effective interest rate of each security at the end of the period, weighted based on the amortized cost of each security. The effective interest rate considers the contractual coupon and the amortization of premiums and accretion of discounts.

•The gross unrealized gains were $121 million as of December 2024 and $383 million as of December 2023. The gross unrealized losses were $796 million as of December 2024 and $901 million as of December 2023.
•Held-to-maturity securities are reviewed to determine if an allowance for credit losses should be recorded in the consolidated statements of earnings. The firm considers various factors in such determination, including market conditions, changes in issuer credit ratings, historical credit losses and sovereign guarantees. Provision for credit losses on such securities was not material during either 2024 or 2023.
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
The table below presents information about equity securities, at fair value.

	As of December
$ in millions	2024	2023
Equity securities, at fair value	$13,832	$13,747

Equity Type
Public equity	6%	9%
Private equity	94%	91%
Total	100%	100%

Asset Class
Corporate	75%	73%
Real estate	25%	27%
Total	100%	100%
In the table above:
•Equity securities, at fair value included investments accounted for at fair value under the fair value option where the firm would otherwise apply the equity method of accounting of $5.04 billion as of December 2024 and $5.18 billion as of December 2023. Gains/(losses) recognized as a result of changes in the fair value of equity securities for which the fair value option was elected were $(172) million for 2024 and $(638) million for 2023. These gains/(losses) are included in other principal transactions.
•Equity securities, at fair value includes investments in private equity, real estate and hedge funds that are measured at NAV.
•Equity securities subject to contractual sale restrictions were not material as of both December 2024 and December 2023.

170	Goldman Sachs 2024 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Debt Instruments, at Fair Value. Debt instruments, at fair value primarily includes mezzanine, senior and distressed debt.
The table below presents information about debt instruments, at fair value.

	As of December
$ in millions	2024	2023
Corporate debt securities	$7,276	$8,992
Securities backed by real estate	569	689
Money market instruments	1,780	1,051
Other	1,827	2,147
Total	$11,452	$12,879
In the table above, money market instruments primarily consist of time deposits and other primarily includes investments in credit funds that are measured at NAV.
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
The table below presents the fair value of investments in funds at NAV and the related unfunded commitments.

$ in millions	Fair Value of Investments	Unfunded Commitments
As of December 2024
Private equity funds	$881	$432
Credit funds	1,281	364
Hedge funds	31	–
Real estate funds	354	159
Total	$2,547	$955

As of December 2023
Private equity funds	$875	$484
Credit funds	1,733	248
Hedge funds	46	–
Real estate funds	346	65
Total	$3,000	$797

Goldman Sachs 2024 Form 10-K	171

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
The table below presents information about loans.

$ in millions	Amortized Cost	Fair Value	Held For Sale	Total
As of December 2024
Loan Type
Corporate	$28,689	$467	$816	$29,972
Commercial real estate	28,899	424	466	29,789
Residential real estate	22,243	3,726	–	25,969
Securities-based	16,477	–	–	16,477
Other collateralized	74,008	783	316	75,107
Consumer:
Installment	–	–	70	70
Credit cards	19,615	–	1,788	21,403
Other	1,950	60	69	2,079
Total loans, gross	191,881	5,460	3,525	200,866
Allowance for loan losses	(4,666)	–	–	(4,666)
Total loans	$187,215	$5,460	$3,525	$196,200

As of December 2023
Loan Type
Corporate	$33,866	$759	$1,249	$35,874
Commercial real estate	25,025	563	440	26,028
Residential real estate	21,243	4,145	–	25,388
Securities-based	14,621	–	–	14,621
Other collateralized	61,105	911	209	62,225
Consumer:
Installment	250	–	3,048	3,298
Credit cards	17,432	–	1,929	19,361
Other	1,333	128	152	1,613
Total loans, gross	174,875	6,506	7,027	188,408
Allowance for loan losses	(5,050)	–	–	(5,050)
Total loans	$169,825	$6,506	$7,027	$183,358

In the table above:
•Loans held for investment that are accounted for at amortized cost include net deferred fees and costs, and unamortized premiums and discounts, which are amortized over the life of the loan. These amounts were less than 1% of loans accounted for at amortized cost as of both December 2024 and December 2023.
•Substantially all loans had floating interest rates as of both December 2024 and December 2023.
•During 2024, the firm sold the seller financing loan portfolio (included in installment loans). The net carrying value of such loans at the time of the sale was not material.
•During 2023, the firm sold $3.24 billion of the Marcus loan portfolio (included in installment loans).
•During 2023, the firm sold approximately $4.0 billion of the GreenSky loan portfolio (included in installment loans) and during 2024, sold the remaining GreenSky loan portfolio of $3.69 billion.
•During 2023, the firm transferred approximately $2.0 billion of the GM co-branded credit card portfolio to held for sale. During 2024, we entered into an agreement to transition the GM credit card program to another issuer. The transition is expected to be completed in the third quarter of 2025.
•During 2023, the firm purchased a portfolio of approximately $15.0 billion of private equity capital call credit facilities (including approximately $9.0 billion of funded loans) from the FDIC’s auction of Signature Bank’s loans.

172	Goldman Sachs 2024 Form 10-K

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
Credit Quality
Risk Assessment. The firm’s risk assessment process includes evaluating the credit quality of its loans by Risk. For corporate loans and a majority of securities-based, real estate, other collateralized and other loans, the firm performs credit analyses which incorporate initial and ongoing evaluations of the capacity and willingness of a borrower to meet its financial obligations. These credit evaluations are performed on an annual basis or more frequently if deemed necessary as a result of events or changes in circumstances. The firm determines an internal credit rating for the borrower by considering the results of the credit evaluations and assumptions with respect to the nature of and outlook for the borrower’s industry and the economic environment. For collateralized loans, the firm also takes into consideration collateral received or other credit support arrangements when determining an internal credit rating. For consumer loans and for loans that are not assigned an internal credit rating, including U.S. residential mortgage loans extended to wealth management clients, the firm reviews certain key metrics, including, but not limited to, the Fair Isaac Corporation (FICO) credit scores, loan to value ratios, delinquency status, collateral value and other risk factors.

Goldman Sachs 2024 Form 10-K	173

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The table below presents gross loans by an internally determined public rating agency equivalent or other credit metrics and the concentration of secured and unsecured loans.

$ in millions	Investment-Grade	Non-Investment- Grade	Other Metrics/Unrated	Total
As of December 2024
Accounting Method
Amortized cost	$113,986	$45,595	$32,300	$191,881
Fair value	505	856	4,099	5,460
Held for sale	869	745	1,911	3,525
Total	$115,360	$47,196	$38,310	$200,866
Loan Type
Corporate	$8,601	$21,370	$1	$29,972
Real estate:
Commercial	18,175	11,514	100	29,789
Residential	10,227	3,375	12,367	25,969
Securities-based	12,662	320	3,495	16,477
Other collateralized	63,896	10,442	769	75,107
Consumer:
Installment	–	–	70	70
Credit cards	–	–	21,403	21,403
Other	1,799	175	105	2,079
Total	$115,360	$47,196	$38,310	$200,866

Secured	93%	90%	43%	83%
Unsecured	7%	10%	57%	17%
Total	100%	100%	100%	100%
As of December 2023
Accounting Method
Amortized cost	$91,324	$54,200	$29,351	$174,875
Fair value	1,212	1,213	4,081	6,506
Held for sale	255	1,628	5,144	7,027
Total	$92,791	$57,041	$38,576	$188,408
Loan Type
Corporate	$9,408	$26,328	$138	$35,874
Real estate:
Commercial	12,097	13,574	357	26,028
Residential	10,771	3,217	11,400	25,388
Securities-based	10,991	561	3,069	14,621
Other collateralized	48,536	13,207	482	62,225
Consumer:
Installment	–	–	3,298	3,298
Credit cards	–	–	19,361	19,361
Other	988	154	471	1,613
Total	$92,791	$57,041	$38,576	$188,408

Secured	91%	92%	40%	81%
Unsecured	9%	8%	60%	19%
Total	100%	100%	100%	100%

In the table above:
•Substantially all residential real estate loans included in the other metrics/unrated category consists of loans extended to wealth management clients. As of both December 2024 and December 2023, substantially all of such loans had a loan-to-value ratio of less than 80% and were performing in accordance with the contractual terms. Additionally, as of both December 2024 and December 2023, the vast majority of such loans had a FICO credit score of greater than 740.
•The vast majority of securities-based loans included in the other metrics/unrated category had a loan-to-value ratio of less than 80% and were performing in accordance with the contractual terms as of both December 2024 and December 2023.
•For installment and credit card loans included in the other metrics/unrated category, the evaluation of credit quality incorporates the borrower’s FICO credit score. FICO credit scores are periodically refreshed by the firm to assess the updated creditworthiness of the borrower. See “Vintage” below for information about installment and credit card loans by FICO credit scores.
The firm also assigns a regulatory risk rating to its loans based on the definitions provided by the U.S. federal bank regulatory agencies. Total loans included 93% of loans as of December 2024 and 92% of loans as of December 2023 that were rated pass/non-criticized.

174	Goldman Sachs 2024 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Vintage. The tables below present gross loans accounted for at amortized cost (excluding installment and credit card loans) by an internally determined public rating agency equivalent or other credit metrics and origination year for term loans.

	As of December 2024
$ in millions	Investment- Grade	Non-Investment- Grade	Other Metrics/ Unrated	Total
2024	$1,447	$2,545	$–	$3,992
2023	1,522	1,446	–	2,968
2022	727	2,084	1	2,812
2021	215	2,244	–	2,459
2020	102	1,287	–	1,389
2019 or earlier	376	1,910	–	2,286
Revolving	4,001	8,696	–	12,697
Revolving converted to term	–	86	–	86
Corporate	8,390	20,298	1	28,689
2024	2,988	1,669	27	4,684
2023	1,079	1,252	–	2,331
2022	1,018	1,664	–	2,682
2021	624	1,901	–	2,525
2020	273	766	–	1,039
2019 or earlier	972	738	18	1,728
Revolving	10,355	2,944	5	13,304
Revolving converted to term	201	405	–	606
Commercial real estate	17,510	11,339	50	28,899
2024	713	584	1,746	3,043
2023	224	9	1,414	1,647
2022	87	46	2,537	2,670
2021	21	122	2,598	2,741
2020	–	6	41	47
2019 or earlier	–	19	306	325
Revolving	9,182	2,588	–	11,770
Residential real estate	10,227	3,374	8,642	22,243
2024	1,528	78	16	1,622
2023	35	–	–	35
2022	5	–	–	5
2019 or earlier	–	22	–	22
Revolving	11,094	220	3,479	14,793
Securities-based	12,662	320	3,495	16,477
2024	5,033	2,009	151	7,193
2023	3,816	1,279	150	5,245
2022	910	144	42	1,096
2021	546	739	72	1,357
2020	854	566	26	1,446
2019 or earlier	196	45	25	266
Revolving	51,373	5,211	15	56,599
Revolving converted to term	710	96	–	806
Other collateralized	63,438	10,089	481	74,008
2024	257	73	–	330
2023	113	10	–	123
2022	36	6	–	42
2021	16	–	16	32
2020	–	2	–	2
Revolving	1,337	84	–	1,421
Other	1,759	175	16	1,950
Total	$113,986	$45,595	$12,685	$172,266
Percentage of total	66%	27%	7%	100%

	As of December 2023
$ in millions	Investment- Grade	Non-Investment- Grade	Other Metrics/ Unrated	Total
2023	$2,475	$1,912	$16	$4,403
2022	1,223	3,284	–	4,507
2021	848	4,045	–	4,893
2020	306	2,098	–	2,404
2019	45	1,909	–	1,954
2018 or earlier	371	2,102	–	2,473
Revolving	3,857	9,355	20	13,232
Corporate	9,125	24,705	36	33,866
2023	553	1,547	38	2,138
2022	1,251	2,838	–	4,089
2021	1,134	2,661	–	3,795
2020	271	1,234	–	1,505
2019	430	631	–	1,061
2018 or earlier	832	744	–	1,576
Revolving	7,129	3,192	309	10,630
Revolving converted to term	231	–	–	231
Commercial real estate	11,831	12,847	347	25,025
2023	619	54	1,627	2,300
2022	108	41	2,687	2,836
2021	22	249	2,724	2,995
2020	3	23	81	107
2019	6	–	89	95
2018 or earlier	–	20	254	274
Revolving	9,813	2,823	–	12,636
Residential real estate	10,571	3,210	7,462	21,243
2023	8	–	–	8
2022	5	–	–	5
2018 or earlier	–	303	–	303
Revolving	10,978	258	3,069	14,305
Securities-based	10,991	561	3,069	14,621
2023	5,412	2,767	245	8,424
2022	1,940	293	69	2,302
2021	1,883	845	102	2,830
2020	1,256	469	32	1,757
2019	177	74	9	260
2018 or earlier	436	66	21	523
Revolving	35,605	8,242	1	43,848
Revolving converted to term	1,161	–	–	1,161
Other collateralized	47,870	12,756	479	61,105
2023	60	21	–	81
2022	67	9	–	76
2021	6	8	51	65
2020	–	3	218	221
2019	–	–	4	4
2018 or earlier	–	–	3	3
Revolving	803	80	–	883
Other	936	121	276	1,333
Total	$91,324	$54,200	$11,669	$157,193
Percentage of total	58%	35%	7%	100%

Goldman Sachs 2024 Form 10-K	175

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The table below presents gross installment loans accounted for at amortized cost by refreshed FICO credit scores and origination year and gross credit card loans by refreshed FICO credit scores.

$ in millions	Greater than or equal to 660	Less than 660	Total
As of December 2024
Credit cards	$13,090	$6,525	$19,615
Percentage	67%	33%	100%

As of December 2023
2023	$79	$10	$89
2022	132	18	150
2021 or earlier	11	–	11
Installment	222	28	250
Credit cards	11,119	6,313	17,432
Total	$11,341	$6,341	$17,682

Percentage of total:
Installment	89%	11%	100%
Credit cards	64%	36%	100%
Total	64%	36%	100%
In the table above, credit card loans consist of revolving lines of credit.
Credit Concentrations. The table below presents the concentration of gross loans by region.

$ in millions	Carrying Value	Americas	EMEA	Asia	Total
As of December 2024
Corporate	$29,972	66%	26%	8%	100%
Commercial real estate	29,789	78%	18%	4%	100%
Residential real estate	25,969	94%	5%	1%	100%
Securities-based	16,477	76%	24%	–	100%
Other collateralized	75,107	86%	12%	2%	100%
Consumer:
Installment	70	100%	–	–	100%
Credit cards	21,403	100%	–	–	100%
Other	2,079	96%	4%	–	100%
Total	$200,866	83%	14%	3%	100%
As of December 2023
Corporate	$35,874	63%	29%	8%	100%
Commercial real estate	26,028	80%	17%	3%	100%
Residential real estate	25,388	95%	4%	1%	100%
Securities-based	14,621	79%	20%	1%	100%
Other collateralized	62,225	89%	10%	1%	100%
Consumer:
Installment	3,298	100%	–	–	100%
Credit cards	19,361	100%	–	–	100%
Other	1,613	97%	3%	–	100%
Total	$188,408	84%	13%	3%	100%

In the table above:
•The top five industry concentrations for corporate loans as of December 2024 were 24% for technology, media & telecommunications, 16% for diversified industrials, 14% for real estate, 9% for financial institutions and 9% for healthcare.
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
The table below presents information about past due loans.

$ in millions	30-89 days	90 days or more	Total
As of December 2024
Corporate	$–	$15	$15
Commercial real estate	186	286	472
Residential real estate	3	18	21
Securities-based	6	–	6
Other collateralized	–	5	5
Consumer:
Credit cards	417	456	873
Total	$612	$780	$1,392
Total divided by gross loans at amortized cost			0.7%

As of December 2023
Corporate	$45	$73	$118
Commercial real estate	137	352	489
Residential real estate	12	4	16
Securities-based	2	–	2
Other collateralized	9	7	16
Consumer:
Installment	6	7	13
Credit cards	463	486	949
Other	7	11	18
Total	$681	$940	$1,621
Total divided by gross loans at amortized cost			0.9%

176	Goldman Sachs 2024 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The table below presents information about nonaccrual loans.

	As of December
$ in millions	2024	2023
Corporate	$1,977	$1,779
Commercial real estate	800	1,466
Residential real estate	104	19
Securities-based	2	–
Other collateralized	757	860
Other	12	17
Total	$3,652	$4,141
Total divided by gross loans at amortized cost	1.9%	2.4%
In the table above:
•Nonaccrual loans included $322 million as of December 2024 and $600 million as of December 2023 of loans that were 30 days or more past due.
•Loans that were 90 days or more past due and still accruing were not material as of both December 2024 and December 2023.
•Allowance for loan losses as a percentage of total nonaccrual loans was 127.8% as of December 2024 and 122.0% as of December 2023.
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

The table below presents the carrying value of loans, as of both December 2024 and December 2023, that were modified during either 2024 or 2023.

	Year Ended December
$ in millions	2024	2023
Modified loans	$1,208	$846
In the table above:
•Loan modifications during both 2024 and 2023 were primarily in the form of term extensions. These extensions increased the weighted average term by 19 months for loans modified during 2024 and by 16 months for loans modified during 2023.
•Substantially all of the modified loans were related to corporate loans, commercial real estate loans and credit cards. Modified loans represented approximately 2% of corporate loans (at amortized cost), and approximately 1% of both commercial real estate loans (at amortized cost) and credit card loans (at amortized cost).
•Lending commitments related to modified loans were $156 million as of December 2024 and were not material as of December 2023.
•During 2024, loans that defaulted after being modified were not material. During 2023, the firm charged off approximately $100 million of loans that had defaulted after being modified. Substantially all of the remaining modified loans were performing in accordance with the modified contractual terms as of both December 2024 and December 2023.

Goldman Sachs 2024 Form 10-K	177

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
The allowance for credit losses also includes qualitative components which allow management to reflect the uncertain nature of economic forecasting, capture uncertainty regarding model inputs, and account for model imprecision and concentration risk. The qualitative factors considered by management include, among others, changes and trends in loan portfolios, uncertainties associated with the macroeconomic and geopolitical environments, credit concentrations, changes in volume and severity of past due and criticized loans, idiosyncratic events and deterioration within an industry or region.

Management’s estimate of credit losses entails judgment about the expected life of the loan and loan collectability at the reporting dates, and there are uncertainties inherent in those judgments. The allowance for credit losses is subject to a governance process that involves senior management within Risk and Controllers. Personnel within Risk are responsible for forecasting the economic variables that underlie the economic scenarios that are used in the modeling of expected credit losses. While management uses the best information available to determine this estimate, future adjustments to the allowance may be necessary based on, among other things, changes in the economic environment or variances between actual results and the original assumptions used.
The table below presents gross loans and lending commitments accounted for at amortized cost by portfolio.

	As of December
	2024		2023
$ in millions	Loans	Lending Commitments	Loans	Lending Commitments
Wholesale
Corporate	$28,689	$156,562	$33,866	$141,976
Commercial real estate	28,899	4,969	25,025	3,379
Residential real estate	22,243	1,742	21,243	1,431
Securities-based	16,477	1,542	14,621	691
Other collateralized	74,008	33,136	61,105	23,020
Other	1,950	872	1,333	888
Consumer
Installment	–	–	250	1
Credit cards	19,615	63,781	17,432	56,479
Total	$191,881	$262,604	$174,875	$227,865
In the table above, wholesale loans included $3.65 billion as of December 2024 and $4.14 billion as of December 2023 of nonaccrual loans for which the allowance for credit losses was measured on an asset-specific basis. The allowance for credit losses on these loans was $735 million as of December 2024 and $778 million as of December 2023. These loans included $585 million as of December 2024 and $625 million as of December 2023 of loans which did not require a reserve as the loan was deemed to be recoverable.
See Note 18 for further information about lending commitments.

178	Goldman Sachs 2024 Form 10-K

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
Credit card loans are charged off when they are 180 days past due. Installment loans were charged off when they were 120 days past due.

Allowance for Credit Losses Rollforward
The table below presents information about the allowance for credit losses.

$ in millions	Wholesale	Consumer	Total
Year Ended December 2024
Allowance for loan losses
Beginning balance	$2,576	$2,474	$5,050
Charge-offs	(169)	(1,471)	(1,640)
Recoveries	121	104	225
Net (charge-offs)/recoveries	(48)	(1,367)	(1,415)
Provision	(292)	1,540	1,248
Other	(137)	(80)	(217)
Ending balance	$2,099	$2,567	$4,666

Allowance ratio	1.2%	13.1%	2.4%
Net charge-off ratio	–	7.6%	0.8%
Allowance for losses on lending commitments
Beginning balance	$620	$–	$620
Provision	56	–	56
Other	(2)	–	(2)
Ending balance	$674	$–	$674

Year Ended December 2023
Allowance for loan losses
Beginning balance	$2,562	$2,981	$5,543
Charge-offs	(455)	(1,246)	(1,701)
Recoveries	55	98	153
Net (charge-offs)/recoveries	(400)	(1,148)	(1,548)
Provision	540	641	1,181
Other	(126)	–	(126)
Ending balance	$2,576	$2,474	$5,050

Allowance ratio	1.6%	14.0%	2.9%
Net charge-off ratio	0.3%	5.5%	0.9%
Allowance for losses on lending commitments
Beginning balance	$711	$63	$774
Provision	(90)	(63)	(153)
Other	(1)	–	(1)
Ending balance	$620	$–	$620
In the table above:
•Other primarily represented the reduction to the allowance related to loans transferred to held for sale.
•The allowance ratio is calculated by dividing the allowance for loan losses by gross loans accounted for at amortized cost.
•The net charge-off ratio is calculated by dividing net (charge-offs)/recoveries by average gross loans accounted for at amortized cost.

Goldman Sachs 2024 Form 10-K	179

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Forecast Model Inputs as of December 2024
When modeling expected credit losses, the firm employs a weighted, multi-scenario forecast, which includes baseline, adverse and favorable economic scenarios. As of December 2024, this multi-scenario forecast was weighted towards the baseline and adverse economic scenarios.
The table below presents the forecasted U.S. unemployment and U.S. GDP growth rates used in the baseline economic scenario of the forecast model.

As of December 2024
U.S. unemployment rate
Forecast for the quarter ended:
June 2025	4.4%
December 2025	4.4%
June 2026	4.3%

Growth in U.S. GDP
Forecast for the year:
2025	2.0%
2026	1.7%
2027	1.7%
The adverse economic scenario of the forecast model reflects a global recession in the first quarter of 2025 through the first quarter of 2026, resulting in an economic contraction and rising unemployment rates. In this scenario, the U.S. unemployment rate peaks at approximately 7.4% during the first quarter of 2026 and the maximum decline in the quarterly U.S. GDP relative to the fourth quarter of 2024 is approximately 2.7%, which occurs during the fourth quarter of 2025.
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
Allowance for Credit Losses Commentary
Year Ended December 2024. The allowance for credit losses decreased by $330 million during 2024, primarily reflecting a reserve release relating to the wholesale portfolio due to improved macroeconomic environment, partially offset by growth in the credit card portfolio.
Charge-offs for 2024 for wholesale loans (principally related to term loans originated in 2022 and 2021) were primarily related to corporate loans and charge-offs for consumer loans were primarily related to credit cards.
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

	Carrying Value	Estimated Fair Value
$ in millions		Level 2	Level 3	Total
As of December 2024
Amortized cost	$187,215	$99,790	$89,540	$189,330
Held for sale	$3,525	$2,928	$600	$3,528
As of December 2023
Amortized cost	$169,825	$88,485	$83,288	$171,773
Held for sale	$7,027	$3,992	$3,038	$7,030
See Note 4 for an overview of the firm’s fair value measurement policies, valuation techniques and significant inputs used to determine the fair value of loans, and Note 5 for information about loans within the fair value hierarchy.

180	Goldman Sachs 2024 Form 10-K

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
Hybrid financial instruments are instruments that contain bifurcatable embedded derivatives and do not require settlement by physical delivery of nonfinancial assets (e.g., physical commodities). Unless the firm has elected to account for the entire hybrid financial instrument at fair value under the fair value option, the embedded derivative is bifurcated from the associated host contract, the derivative is accounted for at fair value and the host contract is accounted for at amortized cost, adjusted for the effective portion of any fair value hedges.
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
•Substantially all other secured financings, including structured financing arrangements and transfers of assets accounted for as financings; and
•Certain unsecured short- and long-term borrowings, substantially all of which are hybrid financial instruments.

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

	Year Ended December
$ in millions	2024	2023	2022
Unsecured short-term borrowings	$(2,749)	$(4,341)	$4,055
Unsecured long-term borrowings	(3,295)	(4,937)	6,506
Other	(356)	(513)	1,072
Total	$(6,400)	$(9,791)	$11,633
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

Goldman Sachs 2024 Form 10-K	181

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
Long-Term Debt Instruments
The difference between the aggregate contractual principal amount and the related fair value of long-term other secured financings, for which the fair value option was elected was not material as of December 2024, and the aggregate contractual principal amount exceeded the fair value by $147 million as of December 2023.
The aggregate contractual principal amount of unsecured long-term borrowings, for which the fair value option was elected, exceeded the related fair value by $4.23 billion as of December 2024 and $3.37 billion as of December 2023.
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

	Year Ended December
$ in millions	2024	2023	2022
Pre-tax DVA	$(351)	$(1,355)	$1,882
After-tax DVA	$(263)	$(1,015)	$1,403
In the table above:
•After-tax DVA is included in debt valuation adjustment in the consolidated statements of comprehensive income.
•The gains/(losses) reclassified to market making in the consolidated statements of earnings from accumulated other comprehensive income/(loss) upon extinguishment of such financial liabilities were not material for each of 2024, 2023 and 2022.
Loans and Lending Commitments
The table below presents the difference between the aggregate fair value and the aggregate contractual principal amount for loans (included in trading assets and loans in the consolidated balance sheets) for which the fair value option was elected.

	As of December
$ in millions	2024	2023
Performing loans
Aggregate contractual principal in excess of fair value	$965	$1,893

Loans on nonaccrual status and/or more than 90 days past due
Aggregate contractual principal in excess of fair value	$2,402	$2,305
Aggregate fair value	$1,454	$1,508
In the table above, the aggregate contractual principal amount of loans on nonaccrual status and/or more than 90 days past due (which excludes loans carried at zero fair value and considered uncollectible) exceeds the related fair value primarily because the firm regularly purchases loans, such as distressed loans, at values significantly below the contractual principal amounts.
The total contractual amount of unfunded lending commitments for which the fair value option was elected was $568 million as of December 2024 and $878 million as of December 2023, and the related fair value of these lending commitments was not material as of both December 2024 and December 2023. See Note 18 for further information about lending commitments.
Impact of Credit Spreads on Loans and Lending Commitments
The estimated net loss attributable to changes in instrument-specific credit spreads on loans and lending commitments for which the fair value option was elected was not material for 2024, $125 million for 2023 and $281 million for 2022. The firm generally calculates the fair value of loans and lending commitments for which the fair value option is elected by discounting future cash flows at a rate which incorporates the instrument-specific credit spreads. For floating-rate loans and lending commitments, substantially all changes in fair value are attributable to changes in instrument-specific credit spreads, whereas for fixed-rate loans and lending commitments, changes in fair value are also attributable to changes in interest rates.

182	Goldman Sachs 2024 Form 10-K

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
Substantially all of the securities borrowed and loaned within Equities financing are recorded based on the amount of cash collateral advanced or received plus accrued interest. The firm also reviews such securities borrowed to determine if an allowance for credit losses should be recorded by taking into consideration the fair value of collateral received. As these agreements generally can be terminated on demand, they exhibit little, if any, sensitivity to changes in interest rates. Therefore, the carrying value of such agreements approximates fair value. As these agreements are not accounted for at fair value, they are not included in the firm’s fair value hierarchy in Notes 4 and 5. Had these agreements been included in the firm’s fair value hierarchy, they would have been classified in level 2 as of both December 2024 and December 2023.

Goldman Sachs 2024 Form 10-K	183

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Offsetting Arrangements
The table below presents resale and repurchase agreements and securities borrowed and loaned transactions included in the consolidated balance sheets, as well as the amounts not offset in the consolidated balance sheets.

	Assets		Liabilities
$ in millions	Resale agreements	Securities borrowed	Repurchase agreements	Securities loaned
As of December 2024
Included in the consolidated balance sheets
Gross carrying value	$313,924	$205,259	$408,242	$66,674
Counterparty netting	(133,862)	(10,614)	(133,862)	(10,614)
Total	180,062	194,645	274,380	56,060

Amounts not offset	(176,390)	(187,474)	(270,150)	(55,910)
Total	$3,672	$7,171	$4,230	$150
As of December 2023
Included in the consolidated balance sheets
Gross carrying value	$315,112	$199,753	$341,194	$60,816
Counterparty netting	(91,307)	(333)	(91,307)	(333)
Total	223,805	199,420	249,887	60,483

Amounts not offset	(218,494)	(192,291)	(246,634)	(60,180)
Total	$5,311	$7,129	$3,253	$303
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
•Resale agreements included in the consolidated balance sheets of $179.79 billion as of December 2024 and $223.54 billion as of December 2023 and all repurchase agreements included in the consolidated balance sheets are carried at fair value under the fair value option. See Note 5 for further information about resale agreements and repurchase agreements accounted for at fair value.
•Securities borrowed included in the consolidated balance sheets of $46.90 billion as of December 2024 and $44.93 billion as of December 2023, and securities loaned included in the consolidated balance sheets of $10.25 billion as of December 2024 and $8.93 billion as of December 2023 were at fair value under the fair value option. See Note 5 for further information about securities borrowed and securities loaned accounted for at fair value.

Gross Carrying Value of Repurchase Agreements and Securities Loaned
The table below presents the gross carrying value of repurchase agreements and securities loaned by class of collateral pledged.

$ in millions	Repurchase agreements	Securities loaned
As of December 2024
Money market instruments	$61	$–
U.S. government and agency obligations	276,341	–
Non-U.S. government and agency obligations	95,812	461
Securities backed by commercial real estate	407	–
Securities backed by residential real estate	1,154	–
Corporate debt securities	11,521	376
State and municipal obligations	573	–
Other debt obligations	289	–
Equity securities	22,084	65,837
Total	$408,242	$66,674
As of December 2023
Money market instruments	$3	$–
U.S. government and agency obligations	228,718	216
Non-U.S. government and agency obligations	85,230	376
Securities backed by commercial real estate	135	–
Securities backed by residential real estate	641	–
Corporate debt securities	10,585	230
State and municipal obligations	57	–
Other debt obligations	144	–
Equity securities	15,681	59,994
Total	$341,194	$60,816
The table below presents the gross carrying value of repurchase agreements and securities loaned by maturity.

	As of December 2024
$ in millions	Repurchase agreements	Securities loaned
No stated maturity and overnight	$189,068	$40,189
2 - 30 days	115,949	1,638
31 - 90 days	41,361	1,634
91 days - 1 year	38,967	12,068
Greater than 1 year	22,897	11,145
Total	$408,242	$66,674
In the table above:
•Repurchase agreements and securities loaned that are repayable prior to maturity at the option of the firm are reflected at their contractual maturity dates.
•Repurchase agreements and securities loaned that are redeemable prior to maturity at the option of the holder are reflected at the earliest dates such options become exercisable.

184	Goldman Sachs 2024 Form 10-K

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
Other secured financings included nonrecourse arrangements. Nonrecourse other secured financings were $3.74 billion as of December 2024 and $5.57 billion as of December 2023.
The firm has elected to apply the fair value option to substantially all other secured financings because the use of fair value eliminates non-economic volatility in earnings that would arise from using different measurement attributes. See Note 5 for further information about other secured financings that are accounted for at fair value.
Other secured financings that are not recorded at fair value are recorded based on the amount of cash received plus accrued interest, which generally approximates fair value. As these financings are not accounted for at fair value, they are not included in the firm’s fair value hierarchy in Notes 4 and 5. Had these financings been included in the firm’s fair value hierarchy, substantially all would have been classified in level 3 as of both December 2024 and December 2023.
The table below presents information about other secured financings.

$ in millions	U.S. Dollar	Non-U.S. Dollar	Total
As of December 2024
Other secured financings
Short-term	$16,333	$4,582	$20,915
Long-term	1,377	5,858	7,235
Total other secured financings	$17,710	$10,440	$28,150

Other secured financings collateralized by:
Financial instruments	$17,094	$8,644	$25,738
Other assets	$616	$1,796	$2,412
As of December 2023
Other secured financings
Short-term	$3,385	$3,819	$7,204
Long-term	2,144	3,846	5,990
Total other secured financings	$5,529	$7,665	$13,194

Other secured financings collateralized by:
Financial instruments	$3,122	$6,755	$9,877
Other assets	$2,407	$910	$3,317

In the table above:
•Short-term other secured financings includes financings maturing within one year of the financial statement date and financings that are redeemable within one year of the financial statement date at the option of the holder.
•Other secured financings included $27.99 billion as of December 2024 and $12.55 billion as of December 2023 of financings accounted for at fair value under the fair value option.
•Non-U.S. dollar-denominated short-term other secured financings had a weighted average interest rate of 0.47% as of December 2023. This rate includes the effect of hedging activities and excludes other secured financings held at fair value under the fair value option. As of December 2024, all of the non-U.S. dollar-denominated short-term other secured financings were held at fair value under the fair value option.
•U.S. dollar-denominated long-term other secured financings had a weighted average interest rate of 7.16% as of December 2024 and 3.44% as of December 2023. These rates include the effect of hedging activities and excludes other secured financings held at fair value under the fair value option.
•All U.S. dollar denominated short-term and non-U.S. dollar denominated long-term other secured financings were held at fair value under the fair value option.
•Total other secured financings included $2.50 billion as of December 2024 and $2.34 billion as of December 2023 related to transfers of financial assets accounted for as financings rather than sales. Such financings were collateralized by financial assets, primarily included in trading assets, of $2.50 billion as of December 2024 and $2.36 billion as of December 2023.
•Other secured financings collateralized by financial instruments included $24.39 billion as of December 2024 and $8.38 billion as of December 2023 of other secured financings collateralized by trading assets, investments and loans, and included $1.35 billion as of December 2024 and $1.49 billion as of December 2023 of other secured financings collateralized by financial instruments received as collateral and repledged.

Goldman Sachs 2024 Form 10-K	185

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The table below presents other secured financings by maturity.

As of
$ in millions	December 2024
Other secured financings (short-term)	$20,915
Other secured financings (long-term):
2026	4,626
2027	475
2028	1,223
2029	184
2030 - thereafter	727
Total other secured financings (long-term)	7,235
Total other secured financings	$28,150
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

	As of December
$ in millions	2024	2023
Collateral available to be delivered or repledged	$1,038,740	$1,002,891
Collateral that was delivered or repledged	$912,863	$862,988

The table below presents information about assets pledged.

	As of December
$ in millions	2024	2023
Pledged to counterparties that had the right to deliver or repledge
Trading assets	$148,417	$110,567

Pledged to counterparties that did not have the right to deliver or repledge
Trading assets	$173,254	$138,404
Investments	$8,712	$22,165
Loans	$12,065	$8,865
Other assets	$1,590	$3,924
The firm also segregates securities for regulatory and other purposes related to client activity. Such securities are segregated from trading assets and investments, as well as from securities received as collateral under resale agreements and securities borrowed transactions. Securities segregated by the firm were $64.21 billion as of December 2024 and $49.26 billion as of December 2023.
Note 12.
Other Assets
The table below presents other assets by type.

	As of December
$ in millions	2024	2023
Property, leasehold improvements and equipment	$8,024	$11,244
Goodwill	5,853	5,916
Identifiable intangible assets	847	1,177
Operating lease right-of-use assets	1,967	2,171
Income tax-related assets	9,131	8,157
Miscellaneous receivables and other	8,365	7,925
Total	$34,187	$36,590
Property, Leasehold Improvements and Equipment
Property, leasehold improvements and equipment is net of accumulated depreciation and amortization of $13.64 billion as of both December 2024 and December 2023. Property, leasehold improvements and equipment included $6.57 billion as of December 2024 and $6.65 billion as of December 2023 that the firm uses in connection with its operations, and $52 million as of December 2024 and $124 million as of December 2023 of foreclosed real estate. The remainder is held by investment entities, including VIEs, consolidated by the firm. Substantially all property and equipment is depreciated on a straight-line basis over the useful life of the asset. Leasehold improvements are amortized on a straight-line basis over the shorter of the useful life of the improvement or the term of the lease. Capitalized costs of software developed or obtained for internal use are amortized on a straight-line basis over three years.

186	Goldman Sachs 2024 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The firm tests property, leasehold improvements and equipment for impairment when events or changes in circumstances suggest that an asset’s or asset group’s carrying value may not be fully recoverable. To the extent the carrying value of an asset or asset group exceeds the projected undiscounted cash flows expected to result from the use and eventual disposal of the asset or asset group, the firm determines the asset or asset group is impaired and records an impairment equal to the difference between the estimated fair value and the carrying value of the asset or asset group. In addition, the firm will recognize an impairment prior to the sale of an asset or asset group if the carrying value of the asset or asset group exceeds its estimated fair value. Any impairments recognized are included in depreciation and amortization. The firm had impairments of $228 million during 2024 and $314 million during 2022, substantially all related to commercial real estate included in CIEs within Asset & Wealth Management. During 2023, the firm had impairments of $1.46 billion related to commercial real estate included in CIEs within Asset & Wealth Management and $118 million related to capitalized software substantially all within Platform Solutions and Asset & Wealth Management.
Goodwill
Goodwill is the cost of acquired companies in excess of the fair value of net assets, including identifiable intangible assets, at the acquisition date.
The table below presents the carrying value of goodwill by reporting unit.

	As of December
$ in millions	2024	2023
Global Banking & Markets:
Investment banking	$267	$267
FICC	269	269
Equities	2,647	2,647
Asset & Wealth Management:
Asset management	1,361	1,410
Wealth management	1,309	1,309
Platform Solutions:
Transaction banking and other	–	14
Total	$5,853	$5,916
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
During the third quarter of 2024, in connection with the planned sale of the firm’s seller financing loan portfolio, the firm performed a quantitative goodwill test and determined that the goodwill associated with Transaction banking and other was impaired, and accordingly, recorded a $14 million impairment.
In the fourth quarter of 2024, the firm performed its annual assessment of goodwill for impairment, for each of its reporting units with goodwill, by performing a qualitative assessment. Multiple factors were assessed with respect to each of these reporting units to determine whether it was more likely than not that the estimated fair value of each of those reporting units was less than its carrying value.
The firm considered the following factors in the qualitative annual assessment:
•Performance Indicators. During 2024, the firm’s net revenues, efficiency ratio (total operating expenses divided by total net revenues), diluted earnings per common share (EPS), return on average common shareholders’ equity and book value per common share all improved from 2023 and from 2022 (when a quantitative test was last performed). Within the reporting units with goodwill, there continued to be solid fundamentals underlying our businesses, where the firm continued to maintain industry leadership positions and execute on strategic goals.
•Macroeconomic Indicators. Despite broad macroeconomic and geopolitical concerns, the global economy continued to grow in 2024.
•Firm and Industry Events. There were no events, entity-specific or otherwise, that would have had a significant negative impact on the valuation of the firm’s reporting units with goodwill.
•Fair Value Indicators. Fair value indicators for both the firm and its peers have generally improved since the annual assessment performed in 2023 and from 2022 (when a quantitative test was last performed).

Goldman Sachs 2024 Form 10-K	187

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

As a result of the annual assessment, the firm determined that it was more likely than not that the estimated fair value of each reporting unit with goodwill exceeded its respective carrying value. Therefore, the firm determined that goodwill for each reporting unit was not impaired and that a quantitative goodwill test was not required.
Identifiable Intangible Assets
The table below presents identifiable intangible assets by type.

	As of December
$ in millions	2024	2023
Customer lists
Gross carrying value	$2,187	$2,339
Accumulated amortization	(1,358)	(1,292)
Net carrying value	829	1,047

Other
Gross carrying value	82	866
Accumulated amortization	(64)	(736)
Net carrying value	18	130

Total gross carrying value	2,269	3,205
Total accumulated amortization	(1,422)	(2,028)
Total net carrying value	$847	$1,177
In the table above:
•The decrease in the net carrying value of identifiable intangible assets from December 2023 to December 2024 reflected a $110 million reduction due to the sale of GreenSky Holdings, LLC (GreenSky) and a $72 million write-down in connection with the classification of the GM credit card program (included within Platform Solutions) as held for sale in 2024.
•Substantially all of the firm’s identifiable intangible assets have finite useful lives and are amortized over their estimated useful lives generally using the straight-line method.
The tables below present information about the amortization of identifiable intangible assets.

	Year Ended December
$ in millions	2024	2023	2022
Amortization	$176	$681	$174
In the table above, amortization for 2024 included the write-down related to the GM credit card program noted above. Amortization for 2023 included a $506 million write-down related to GreenSky.

As of
$ in millions	December 2024
Estimated future amortization
2025	$79
2026	$73
2027	$73
2028	$72
2029	$72

The firm tests identifiable intangible assets for impairment when events or changes in circumstances suggest that an asset’s or asset group’s carrying value may not be fully recoverable. To the extent the carrying value of an asset or asset group exceeds the projected undiscounted cash flows expected to result from the use and eventual disposal of the asset or asset group, the firm determines the asset or asset group is impaired and records an impairment equal to the difference between the estimated fair value and the carrying value of the asset or asset group. In addition, the firm will recognize an impairment prior to the sale of an asset or asset group if the carrying value of the asset or asset group exceeds its estimated fair value. Other than as noted above, there were no material impairments or write-downs during each of 2024, 2023 and 2022.
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
An operating lease right-of-use asset is initially determined based on the operating lease liability, adjusted for initial direct costs, lease incentives and amounts paid at or prior to lease commencement. This amount is then amortized over the lease term. Right-of-use assets and operating lease liabilities recognized (in non-cash transactions for leases entered into or assumed) by the firm were $167 million for 2024, $333 million for 2023 and $256 million for 2022. See Note 15 for information about operating lease liabilities.
For leases where the firm will derive no economic benefit from leased space that it has vacated or where the firm has shortened the term of a lease when space is no longer needed, the firm will record an impairment or accelerated amortization of right-of-use assets. There were no material impairments or accelerated amortizations during each of 2024, 2023 and 2022.

188	Goldman Sachs 2024 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Miscellaneous Receivables and Other
Miscellaneous receivables and other included:
•Investments in qualified affordable housing and renewable energy projects of $3.46 billion as of December 2024 and $3.39 billion as of December 2023. The firm receives tax credits for such investments. See Note 17 for further information about these investments.
•Assets classified as held for sale were $517 million as of December 2024 and $518 million as of December 2023. See below for further information.
Assets Held for Sale. During 2024, in connection with the planned transition of the GM credit card program to another issuer, the firm classified the GM credit card program (within Platform Solutions) as held for sale. The firm had previously classified the GM co-branded credit card loans as held for sale in 2023. As of December 2024, the assets related to the GM credit card program consisted of the GM co-branded credit card portfolio of $1.8 billion (included in loans). See Note 9 for further information about loans classified as held for sale.
Assets held for sale also included $517 million as of December 2024 and $327 million as of December 2023 of assets related to certain of the firm’s consolidated investments within Asset & Wealth Management. Substantially all of these assets consisted of property and equipment and were included in miscellaneous receivables and other within other assets. In addition, as of December 2023, GreenSky (within Platform Solutions) was classified as held for sale. Assets related to GreenSky were approximately $3.4 billion and consisted of loans of approximately $3.0 billion (included in loans), segregated cash of approximately $110 million (included in cash and cash equivalents), identifiable intangible assets of approximately $110 million (included in identifiable intangible assets within other assets) and other assets of approximately $190 million (included in miscellaneous receivables and other within other assets). During 2024, the firm completed the sale of GreenSky. See Note 9 for further information about loans classified as held for sale, above for further information about identifiable intangible assets, and Note 15 for information about liabilities classified as held for sale.

Note 13.
Deposits
The table below presents information about deposits.

	As of December
$ in millions	2024	2023
U.S. offices	$341,711	$333,116
Non-U.S. offices	91,302	95,301
Total	$433,013	$428,417
In the table above:
•Deposits include savings, demand and time deposits.
•All U.S. deposits were held at Goldman Sachs Bank USA (GS Bank USA). Substantially all non-U.S. deposits were held at Goldman Sachs International Bank (GSIB) and Goldman Sachs Bank Europe SE (GSBE).
•Substantially all deposits are interest-bearing.
The table below presents maturities of time deposits held in U.S. and non-U.S. offices.

	As of December 2024
$ in millions	U.S.	Non-U.S.	Total
2025	$86,122	$23,167	$109,289
2026	6,325	543	6,868
2027	2,192	215	2,407
2028	1,031	194	1,225
2029	1,382	192	1,574
2030 - thereafter	1,265	50	1,315
Total	$98,317	$24,361	$122,678
In the table above:
•The aggregate amount of time deposits in denominations that met or exceeded the applicable insurance limits, or were otherwise not covered by insurance, were $19.00 billion in U.S. deposits and $23.92 billion in non-U.S. deposits.
•Time deposits included $44.86 billion as of December 2024 and $29.46 billion as of December 2023 of deposits accounted for at fair value under the fair value option. See Note 10 for further information about deposits accounted for at fair value.
The firm’s savings and demand deposits are recorded based on the amount of cash received plus accrued interest, which approximates fair value. In addition, the firm designates certain derivatives as fair value hedges to convert a portion of its time deposits not accounted for at fair value from fixed-rate obligations into floating-rate obligations. The carrying value of time deposits not accounted for at fair value approximated fair value as of both December 2024 and December 2023. As these savings and demand deposits and time deposits are not accounted for at fair value, they are not included in the firm’s fair value hierarchy in Notes 4 and 5. Had these deposits been included in the firm’s fair value hierarchy, they would have been classified in level 2 as of both December 2024 and December 2023.

Goldman Sachs 2024 Form 10-K	189

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 14.
Unsecured Borrowings
The table below presents information about unsecured borrowings.

	As of December
$ in millions	2024	2023
Unsecured short-term borrowings	$69,709	$75,945
Unsecured long-term borrowings	242,634	241,877
Total	$312,343	$317,822
Unsecured Short-Term Borrowings
Unsecured short-term borrowings includes the portion of unsecured long-term borrowings maturing within one year of the financial statement date and unsecured long-term borrowings that are redeemable within one year of the financial statement date at the option of the holder.
The firm accounts for certain hybrid financial instruments at fair value under the fair value option. See Note 10 for further information about unsecured short-term borrowings that are accounted for at fair value. In addition, the firm designates certain derivatives as fair value hedges to convert a portion of its unsecured short-term borrowings not accounted for at fair value from fixed-rate obligations into floating-rate obligations. The carrying value of unsecured short-term borrowings that are not recorded at fair value generally approximates fair value due to the short-term nature of the obligations. As these unsecured short-term borrowings are not accounted for at fair value, they are not included in the firm’s fair value hierarchy in Notes 4 and 5. Had these borrowings been included in the firm’s fair value hierarchy, substantially all would have been classified in level 2 as of both December 2024 and December 2023.
The table below presents information about unsecured short-term borrowings.

	As of December
$ in millions	2024	2023
Current portion of unsecured long-term borrowings	$38,521	$49,361
Hybrid financial instruments	29,130	23,073
Commercial paper	–	1,213
Other unsecured short-term borrowings	2,058	2,298
Total unsecured short-term borrowings	$69,709	$75,945
Weighted average interest rate	5.87%	3.64%

In the table above, the weighted average interest rates for these borrowings include the effect of hedging activities and exclude unsecured short-term borrowings accounted for at fair value under the fair value option. See Note 7 for further information about hedging activities.
Unsecured Long-Term Borrowings
The table below presents information about unsecured long-term borrowings.

$ in millions	U.S. Dollar	Non-U.S. Dollar	Total
As of December 2024
Fixed-rate obligations:
Group Inc.	$116,077	$24,613	$140,690
Subsidiaries	7,034	3,708	10,742
Floating-rate obligations:
Group Inc.	18,017	8,816	26,833
Subsidiaries	42,713	21,656	64,369
Total	$183,841	$58,793	$242,634
As of December 2023
Fixed-rate obligations:
Group Inc.	$112,821	$31,023	$143,844
Subsidiaries	1,992	3,739	5,731
Floating-rate obligations:
Group Inc.	18,936	12,555	31,491
Subsidiaries	38,117	22,694	60,811
Total	$171,866	$70,011	$241,877
In the table above:
•Unsecured long-term borrowings consists principally of senior borrowings, which have maturities extending through 2061.
•Unsecured long-term borrowings included $89.19 billion as of December 2024 and $86.41 billion as of December 2023 of borrowings accounted for at fair value under the fair value option. The carrying value of unsecured long-term borrowings for which the firm did not elect the fair value option was $153.44 billion as of December 2024 and $155.47 billion as of December 2023. The estimated fair value of such unsecured long-term borrowings was $156.31 billion as of December 2024 and $157.75 billion as of December 2023. As these borrowings are not accounted for at fair value, they are not included in the firm’s fair value hierarchy in Notes 4 and 5. Had these borrowings been included in the firm’s fair value hierarchy, substantially all would have been classified in level 2 as of both December 2024 and December 2023.
•Floating-rate obligations includes equity-linked, credit-linked and indexed instruments. Floating interest rates are generally based on SOFR and Euro Interbank Offered Rate.

190	Goldman Sachs 2024 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

•U.S. dollar-denominated debt had interest rates ranging from 0.86% to 6.75% (with a weighted average rate of 4.10%) as of December 2024 and 0.86% to 6.75% (with a weighted average rate of 3.73%) as of December 2023. These rates exclude unsecured long-term borrowings accounted for at fair value under the fair value option.
•Non-U.S. dollar-denominated debt had interest rates ranging from 0.25% to 7.25% (with a weighted average rate of 2.04%) as of December 2024 and 0.25% to 7.25% (with a weighted average rate of 2.11%) as of December 2023. These rates exclude unsecured long-term borrowings accounted for at fair value under the fair value option.
The table below presents unsecured long-term borrowings by maturity.

	As of December 2024
$ in millions	Group Inc.	Subsidiaries	Total
2026	$22,884	$14,046	$36,930
2027	22,389	18,749	41,138
2028	20,728	8,476	29,204
2029	21,205	11,531	32,736
2030 - thereafter	80,317	22,309	102,626
Total	$167,523	$75,111	$242,634
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
•Unsecured long-term borrowings included $(10.74) billion of adjustments to the carrying value of certain unsecured long-term borrowings resulting from the application of hedge accounting by year of maturity as follows: $(250) million in 2026, $(837) million in 2027, $(867) million in 2028, $(874) million in 2029 and $(7.91) billion in 2030 and thereafter.
The firm designates certain derivatives as fair value hedges to convert a portion of fixed-rate unsecured long-term borrowings not accounted for at fair value into floating-rate obligations. See Note 7 for further information about hedging activities.

The table below presents unsecured long-term borrowings, after giving effect to such hedging activities.

$ in millions	Group Inc.	Subsidiaries	Total
As of December 2024
Fixed-rate obligations	$19,883	$5,783	$25,666
Floating-rate obligations	147,640	69,328	216,968
Total	$167,523	$75,111	$242,634

As of December 2023
Fixed-rate obligations	$15,460	$4,912	$20,372
Floating-rate obligations	159,875	61,630	221,505
Total	$175,335	$66,542	$241,877
In the table above, the aggregate amounts of unsecured long-term borrowings had weighted average interest rates of 5.72% (4.39% related to fixed-rate obligations and 5.82% related to floating-rate obligations) as of December 2024 and 6.13% (3.44% related to fixed-rate obligations and 6.27% related to floating-rate obligations) as of December 2023. These rates exclude unsecured long-term borrowings accounted for at fair value under the fair value option.
Subordinated Borrowings
Unsecured long-term borrowings includes subordinated debt and junior subordinated debt. Subordinated debt that matures within one year is included in unsecured short-term borrowings. Junior subordinated debt is junior in right of payment to other subordinated borrowings, which are junior to senior borrowings. Subordinated debt had maturities ranging from 2025 to 2045 as of both December 2024 and December 2023.
The table below presents information about subordinated borrowings.

$ in millions	Par Amount	Carrying Value	Rate
As of December 2024
Subordinated debt	$12,131	$11,217	6.89%
Junior subordinated debt	968	1,004	5.88%
Total	$13,099	$12,221	6.82%
As of December 2023
Subordinated debt	$12,215	$11,898	7.79%
Junior subordinated debt	968	1,053	6.30%
Total	$13,183	$12,951	7.68%
In the table above:
•The par amount of subordinated debt issued by Group Inc. was $12.13 billion as of December 2024 and $12.22 billion as of December 2023, and the carrying value of subordinated debt issued by Group Inc. was $11.22 billion as of December 2024 and $11.90 billion as of December 2023.
•The rate is the weighted average interest rate for these borrowings (excluding borrowings accounted for at fair value under the fair value option), including the effect of fair value hedges used to convert fixed-rate obligations into floating-rate obligations. See Note 7 for further information about hedging activities.

Goldman Sachs 2024 Form 10-K	191

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Junior Subordinated Debt
In 2004, Group Inc. issued $2.84 billion of junior subordinated debt to Goldman Sachs Capital I, a Delaware statutory trust. Goldman Sachs Capital I issued $2.75 billion of guaranteed preferred beneficial interests (Trust Preferred securities) to third parties and $85 million of common beneficial interests to Group Inc. As of both December 2024 and December 2023, the outstanding par amount of junior subordinated debt held by Goldman Sachs Capital I was $968 million and the outstanding par amount of Trust Preferred securities and common beneficial interests issued by Goldman Sachs Capital I was $939 million and $29 million, respectively. Goldman Sachs Capital I is a wholly-owned finance subsidiary of the firm for regulatory and legal purposes but is not consolidated for accounting purposes.
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
Note 15.
Other Liabilities
The table below presents other liabilities by type.

	As of December
$ in millions	2024	2023
Compensation and benefits	$8,770	$7,804
Income tax-related liabilities	3,544	2,947
Operating lease liabilities	2,062	2,232
Noncontrolling interests	401	363
Employee interests in consolidated funds	16	19
Accrued expenses and other	9,427	10,438
Total	$24,220	$23,803
Operating Lease Liabilities
For leases longer than one year, the firm recognizes a right-of-use asset representing the right to use the underlying asset for the lease term, and a lease liability representing the liability to make payments. See Note 12 for information about operating lease right-of-use assets.

The table below presents information about operating lease liabilities.

$ in millions	Operating lease liabilities
As of December 2024
2025	$295
2026	315
2027	278
2028	252
2029	225
2030 - thereafter	1,298
Total undiscounted lease payments	2,663
Imputed interest	(601)
Total operating lease liabilities	$2,062

Weighted average remaining lease term	12 years
Weighted average discount rate	4.25%
As of December 2023
2024	$325
2025	325
2026	288
2027	256
2028	231
2029 - thereafter	1,462
Total undiscounted lease payments	2,887
Imputed interest	(655)
Total operating lease liabilities	$2,232

Weighted average remaining lease term	12 years
Weighted average discount rate	4.13%
In the table above, the weighted average discount rate represents the firm’s incremental borrowing rate as of the date of adoption of ASU No. 2016-02, “Leases (Topic 842),” for operating leases existing on the date of adoption and as of the lease inception date for leases entered into subsequent to the adoption of this ASU.
Operating lease costs were $473 million for 2024, $484 million for 2023 and $462 million for 2022. Variable lease costs, which are included in operating lease costs, were not material for each of 2024, 2023 and 2022. Total occupancy expenses for space held in excess of the firm’s current requirements were not material for each of 2024, 2023 and 2022.
Lease payments relating to operating lease arrangements that were signed but had not yet commenced were $1.10 billion as of December 2024.

192	Goldman Sachs 2024 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Accrued Expenses and Other
Accrued expenses and other included:
•Liabilities classified as held for sale were not material as of December 2024 and were $257 million as of December 2023, substantially all of which related to GreenSky within Platform Solutions and consisted primarily of customer and other payables. See Note 12 for further information about assets held for sale.
•Contract liabilities, which represent consideration received by the firm in connection with its contracts with clients prior to providing the service, were not material as of both December 2024 and December 2023.
•Accrued unfunded commitments related to investments in qualified affordable housing projects were $2.15 billion as of December 2024 and $2.26 billion as of December 2023. See Note 17 for further information about these investments.
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

	Year Ended December
$ in millions	2024	2023	2022
Residential mortgages	$33,210	$20,276	$26,717
Commercial mortgages	7,238	4,446	13,935
Other financial assets	2,782	5,951	3,617
Total financial assets securitized	$43,230	$30,673	$44,269
Retained interests cash flows	$722	$493	$551
The firm securitized assets of $364 million during 2024, $369 million during 2023 and $792 million during 2022, in a non-cash exchange for loans and investments.
The table below presents information about nonconsolidated securitization entities to which the firm sold assets and had continuing involvement as of the end of the period.

$ in millions	Outstanding Principal Amount	Retained Interests	Purchased Interests
As of December 2024
U.S. government agency-issued CMOs	$34,049	$3,053	$–
Other residential mortgage-backed	33,069	1,357	14
Other commercial mortgage-backed	59,562	945	57
Corporate debt and other asset-backed	12,059	493	5
Total	$138,739	$5,848	$76
As of December 2023
U.S. government agency-issued CMOs	$31,140	$2,260	$–
Other residential mortgage-backed	28,767	1,162	78
Other commercial mortgage-backed	61,648	1,192	61
Corporate debt and other asset-backed	12,501	685	56
Total	$134,056	$5,299	$195

Goldman Sachs 2024 Form 10-K	193

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
•The fair value of retained interests was $5.78 billion as of December 2024 and $5.26 billion as of December 2023.
In addition to the interests in the table above, the firm had other continuing involvement in the form of derivative transactions and commitments with certain nonconsolidated VIEs. The carrying value of these derivatives and commitments was a net asset of $847 million as of December 2024 and $120 million as of December 2023, and the notional amount of these derivatives and commitments was $2.78 billion as of December 2024 and $1.95 billion as of December 2023. The notional amounts of these derivatives and commitments are included in maximum exposure to loss in the nonconsolidated VIE table in Note 17. Additionally, the firm provided seller financing of $2.12 billion in connection with the sale of $4.44 billion of loans (the vast majority of which were related to GreenSky) during 2024 and of approximately $2.7 billion in connection with the sale of $3.24 billion of Marcus loans during 2023. The principal and interest repayments received from these financings were $2.85 billion for 2024 and were $1.0 billion for 2023. Seller financing related to the GreenSky loans sale was fully repaid as of December 2024. The total outstanding principal amount of these seller financings were $1.32 billion as of December 2024 and $1.81 billion as of December 2023.

The table below presents information about the weighted average key economic assumptions used in measuring the fair value of mortgage-backed retained interests.

	As of December
$ in millions	2024	2023
Fair value of retained interests	$5,292	$4,590
Weighted average life (years)	6.1	5.7
Constant prepayment rate	10.0%	12.2%
Impact of 10% adverse change	$(57)	$(50)
Impact of 20% adverse change	$(110)	$(94)
Discount rate	7.8%	7.6%
Impact of 10% adverse change	$(136)	$(117)
Impact of 20% adverse change	$(281)	$(226)
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
The firm has other retained interests not reflected in the table above with a fair value of $491 million and a weighted average life of 5.0 years as of December 2024, and a fair value of $674 million and a weighted average life of 5.0 years as of December 2023. Due to the nature and fair value of certain of these retained interests, the weighted average assumptions for constant prepayment and discount rates and the related sensitivity to adverse changes are not meaningful as of both December 2024 and December 2023. The firm’s maximum exposure to adverse changes in the value of these interests is the carrying value of $493 million as of December 2024 and $685 million as of December 2023.

194	Goldman Sachs 2024 Form 10-K

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
Tax Credit and Other Investing VIEs. The firm makes equity investments in VIEs that invest in qualified affordable housing and renewable energy projects designed to generate a return through the realization of tax credits and related tax benefits. The firm also purchases equity and debt securities issued by and makes loans to VIEs that hold real estate, performing and nonperforming debt, distressed loans and equity securities. In addition, the firm makes equity investments in certain investment fund VIEs it manages and is entitled to receive fees from these VIEs. The firm generally does not sell assets to, or enter into derivatives with, these VIEs.
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

Goldman Sachs 2024 Form 10-K	195

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
Nonconsolidated VIEs
The table below presents a summary of the nonconsolidated VIEs in which the firm holds variable interests.

	As of December
$ in millions	2024	2023
Total nonconsolidated VIEs
Assets in VIEs	$206,500	$193,934
Carrying value of variable interests — assets	$16,710	$15,478
Carrying value of variable interests — liabilities	$2,754	$2,750
Maximum exposure to loss:
Retained interests	$5,848	$5,299
Purchased interests	767	902
Commitments and guarantees	5,034	4,159
Derivatives	8,974	8,636
Debt and equity	6,878	6,927
Total	$27,501	$25,923
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

The table below presents information, by principal business activity, for nonconsolidated VIEs included in the summary table above.

	As of December
$ in millions	2024	2023
Mortgage-backed
Assets in VIEs	$128,378	$123,108
Carrying value of variable interests — assets	$5,618	$4,867
Maximum exposure to loss:
Retained interests	$5,355	$4,614
Purchased interests	263	253
Commitments and guarantees	–	35
Derivatives	1	2
Total	$5,619	$4,904

Tax credit and other investing
Assets in VIEs	$55,311	$47,638
Carrying value of variable interests — assets	$6,978	$6,716
Carrying value of variable interests — liabilities	$2,315	$2,220
Maximum exposure to loss:
Commitments and guarantees	$4,138	$3,893
Debt and equity	4,831	4,824
Total	$8,969	$8,717

Corporate debt and other asset-backed
Assets in VIEs	$22,811	$23,188
Carrying value of variable interests — assets	$4,114	$3,895
Carrying value of variable interests — liabilities	$439	$530
Maximum exposure to loss:
Retained interests	$493	$685
Purchased interests	504	649
Commitments and guarantees	896	231
Derivatives	8,973	8,634
Debt and equity	2,047	2,103
Total	$12,913	$12,302
Beginning in the fourth quarter of 2024, investment fund VIEs are included in tax credit and other investing in the table above. Prior to the fourth quarter of 2024, such VIEs were disclosed separately in investments in funds. The carrying value of the firm’s variable interests in such VIEs was $9 million as of December 2024 and $91 million as of December 2023. Prior period amounts have been conformed to the current presentation.
As of both December 2024 and December 2023, the carrying values of the firm’s variable interests in nonconsolidated VIEs are included in the consolidated balance sheets as follows:
•Mortgage-backed: Assets primarily included in trading assets and loans.
•Tax credit and other investing: Assets primarily included in investments and other assets, and liabilities included in trading liabilities and other liabilities.
•Corporate debt and other asset-backed: Assets included in loans and trading assets, and liabilities included in trading liabilities.

196	Goldman Sachs 2024 Form 10-K

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
The table below presents information about investments (included in miscellaneous receivables and other within other assets in the consolidated balance sheets) in qualified affordable housing and renewable energy projects that met the criteria of the proportional amortization method of accounting.

	As of December
$ in millions	2024	2023
Carrying value of investments	$3,456	$3,394
In the table above, investments included $2.15 billion as of December 2024 and $2.26 billion as of December 2023 of accrued unfunded commitments. As of December 2024, a majority of such accrued unfunded commitments were expected to be funded by year-end 2026.
The table below presents information about the amortization and income tax credits and other income tax benefits related to investments in qualified affordable housing and renewable energy projects that met the criteria of the proportional amortization method of accounting.

	Year Ended December
$ in millions	2024	2023	2022
Amortization	$381	$301	$127
Tax credits and other benefits	$452	$370	$151
Investments in qualified affordable housing projects that did not meet the criteria for the proportional amortization method of accounting were not material as of both December 2024 and December 2023.

The firm’s existing investments in renewable energy projects that receive production tax credits were not eligible for transition to the proportional amortization method of accounting upon adoption of ASU No. 2023-02. Such investments were $1.39 billion as of December 2024 and $1.40 billion as of December 2023, were included in investments in the consolidated balance sheets and were accounted for at fair value under the fair value option.
Consolidated VIEs
The table below presents a summary of the carrying value and balance sheet classification of assets and liabilities in consolidated VIEs.

	As of December
$ in millions	2024	2023
Total consolidated VIEs
Assets
Cash and cash equivalents	$172	$439
Customer and other receivables	325	347
Trading assets	95	95
Investments	170	80
Loans	9	267
Other assets	69	248
Total	$840	$1,476

Liabilities
Other secured financings	$661	$850
Customer and other payables	7	2
Unsecured short-term borrowings	5	14
Unsecured long-term borrowings	15	17
Other liabilities	165	91
Total	$853	$974
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
•Substantially all assets can only be used to settle obligations of the VIE.

Goldman Sachs 2024 Form 10-K	197

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The table below presents information, by principal business activity, for consolidated VIEs included in the summary table above.

	As of December
$ in millions	2024	2023
Real estate, credit-related and other investing
Assets
Cash and cash equivalents	$17	$417
Trading assets	18	28
Investments	170	80
Loans	9	267
Other assets	69	248
Total	$283	$1,040

Liabilities
Other secured financings	$4	$143
Customer and other payables	7	2
Other liabilities	165	91
Total	$176	$236

Corporate debt and other asset-backed
Assets
Cash and cash equivalents	$155	$22
Total	$155	$22

Liabilities
Other secured financings	$334	$374
Total	$334	$374

Principal-protected notes
Assets
Customer and other receivables	$325	$347
Trading assets	77	67
Total	$402	$414

Liabilities
Other secured financings	$323	$333
Unsecured short-term borrowings	5	14
Unsecured long-term borrowings	15	17
Total	$343	$364
In the table above, creditors and beneficial interest holders of real estate, credit-related and other investing VIEs do not have recourse to the general credit of the firm.

Note 18.
Commitments, Contingencies and Guarantees
Commitments
The table below presents commitments by type.

	As of December
$ in millions	2024	2023
Commitment Type
Commercial lending:
Investment-grade	$124,001	$111,202
Non-investment-grade	67,755	54,298
Warehouse financing	13,587	9,184
Consumer	78,099	73,074
Total lending	283,442	247,758
Risk participations	5,014	8,167
Collateralized agreement	95,282	100,503
Collateralized financing	49,333	84,276
Investment	5,832	4,592
Other	8,223	8,258
Total commitments	$447,126	$453,554
The table below presents commitments by expiration.

	As of December 2024
		2026 -	2028 -	2030 -
$ in millions	2025	2027	2029	Thereafter
Commitment Type
Commercial lending:
Investment-grade	$19,773	$41,607	$59,574	$3,047
Non-investment-grade	5,752	24,247	28,326	9,430
Warehouse financing	1,296	7,972	3,774	545
Consumer	78,099	–	–	–
Total lending	104,920	73,826	91,674	13,022
Risk participations	583	2,202	2,203	26
Collateralized agreement	94,438	844	–	–
Collateralized financing	49,333	–	–	–
Investment	1,868	754	366	2,844
Other	7,796	244	40	143
Total commitments	$258,938	$77,870	$94,283	$16,035
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

198	Goldman Sachs 2024 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The table below presents information about lending commitments.

	As of December
$ in millions	2024	2023
Held for investment	$262,604	$227,865
Held for sale	20,258	19,129
At fair value	580	764
Total	$283,442	$247,758
In the table above:
•Held for investment lending commitments are accounted for at amortized cost. The carrying value of lending commitments was a liability of $929 million (including allowance for credit losses of $674 million) as of December 2024 and $845 million (including allowance for credit losses of $620 million) as of December 2023. The estimated fair value of such lending commitments was a liability of $4.84 billion as of December 2024 and $5.29 billion as of December 2023. Had these lending commitments been carried at fair value and included in the fair value hierarchy, $2.44 billion as of December 2024 and $3.10 billion as of December 2023 would have been classified in level 2, and $2.40 billion as of December 2024 and $2.19 billion as of December 2023 would have been classified in level 3.
•Held for sale lending commitments are accounted for at the lower of cost or fair value. The carrying value of lending commitments held for sale was a liability of $43 million as of December 2024 and $70 million as of December 2023. The estimated fair value of such lending commitments approximates the carrying value. Had these lending commitments been included in the fair value hierarchy, they would have been primarily classified in level 3 as of both December 2024 and December 2023.
•Gains or losses related to lending commitments at fair value, if any, are generally recorded net of any fees in other principal transactions.
Commercial Lending. The firm’s commercial lending commitments were primarily extended to investment-grade corporate borrowers. Such commitments primarily included $148.78 billion as of December 2024 and $137.11 billion as of December 2023, related to relationship lending activities (principally used for operating and general corporate purposes), and $11.26 billion as of December 2024 and $4.21 billion as of December 2023, related to other investment banking activities (generally extended for contingent acquisition financing and are often intended to be short-term in nature, as borrowers often seek to replace them with other funding sources). The firm also extends lending commitments in connection with other types of corporate lending, commercial real estate financing and other collateralized lending. See Note 9 for further information about funded loans.
To mitigate the credit risk associated with the firm’s commercial lending activities, the firm obtains credit protection on certain loans and lending commitments through credit default swaps, both single-name and index-based contracts.
Warehouse Financing. The firm provides financing to clients who warehouse financial assets. These arrangements are collateralized by the warehoused assets, primarily consisting of residential real estate, consumer and corporate loans.
Consumer. The firm’s consumer lending commitments includes:
•Credit card lines issued by the firm to consumers were $78.10 billion as of December 2024 and $70.82 billion as of December 2023. Such credit card lines included $14.32 billion as of December 2024 and $14.35 billion as of December 2023 of commitments classified as held for sale in connection with the planned sale of the GM co-branded credit card portfolio. These credit card lines are cancellable by the firm.
•Commitments to provide unsecured installment loans to consumers were $2.25 billion as of December 2023 and such commitments were classified as held for sale in connection with the sale of GreenSky. During 2024, the firm completed the sale of GreenSky.
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
Investment Commitments
Investment commitments includes commitments to invest in private equity, real estate and other assets directly and through funds that the firm raises and manages. Investment commitments included $1.10 billion as of December 2024 and $963 million as of December 2023, related to commitments to invest in funds managed by the firm. If these commitments are called, they would be funded at market value on the date of investment.

Goldman Sachs 2024 Form 10-K	199

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Contingencies
Legal Proceedings. See Note 27 for information about legal proceedings.
Guarantees
The table below presents derivatives that meet the definition of a guarantee, securities lending and clearing guarantees and certain other financial guarantees.

$ in millions	Derivatives	Securities lending and clearing	Other financial guarantees
As of December 2024
Carrying Value of Net Liability	$3,535	$–	$425
Maximum Payout/Notional Amount by Period of Expiration
2025	$181,940	$58,056	$2,523
2026 - 2027	78,419	–	3,086
2028 - 2029	17,074	–	1,843
2030 - thereafter	31,819	–	505
Total	$309,252	$58,056	$7,957
As of December 2023
Carrying Value of Net Liability	$5,240	$–	$430
Maximum Payout/Notional Amount by Period of Expiration
2024	$177,895	$28,787	$2,325
2025 - 2026	98,843	–	3,108
2027 - 2028	19,282	–	2,109
2029 - thereafter	29,030	–	231
Total	$325,050	$28,787	$7,773
In the table above:
•The maximum payout is based on the notional amount of the contract and does not represent anticipated losses.
•Amounts exclude certain commitments to issue standby letters of credit that are included in lending commitments. See the tables in “Commitments” above for a summary of the firm’s commitments.
•The carrying value for derivatives included derivative assets of $464 million as of December 2024 and $359 million as of December 2023, and derivative liabilities of $4.00 billion as of December 2024 and $5.60 billion as of December 2023.

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
As an agency lender, the firm indemnifies most of its securities lending customers against losses incurred in the event that borrowers do not return securities and the collateral held is insufficient to cover the market value of the securities borrowed. The maximum payout of such indemnifications was $10.62 billion as of December 2024 and $14.19 billion as of December 2023. Collateral held by the lenders in connection with securities lending indemnifications was $11.02 billion as of December 2024 and $14.63 billion as of December 2023. Because the contractual nature of these arrangements requires the firm to obtain collateral with a market value that exceeds the value of the securities lent to the borrower, there is minimal performance risk associated with these indemnifications.

200	Goldman Sachs 2024 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

As a sponsoring member of the Government Securities Division of the Fixed Income Clearing Corporation, the firm guarantees the performance of its sponsored member clients to the Fixed Income Clearing Corporation in connection with certain resale and repurchase agreements. To minimize potential losses on such guarantees, the firm obtains a security interest in the collateral that the sponsored client placed with the Fixed Income Clearing Corporation. Therefore, the risk of loss on such guarantees is minimal. The maximum payout on this guarantee was $47.44 billion as of December 2024 and $14.60 billion as of December 2023. The related collateral held was $46.96 billion as of December 2024 and $14.69 billion as of December 2023.
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

Goldman Sachs 2024 Form 10-K	201

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The firm is unable to develop an estimate of the maximum payout under these guarantees and indemnifications as this depends upon the occurrence of future events, including an assessment of claims that have not yet occurred. However, management believes that it is unlikely the firm will have to make any material payments under these arrangements, and no material liabilities related to these guarantees and indemnifications have been recognized in the consolidated balance sheets as of both December 2024 and December 2023.
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
In addition, the firm may provide indemnifications to some counterparties to protect them in the event additional taxes are owed or payments are withheld, due either to a change in or an adverse application of certain non-U.S. tax laws. These indemnifications, as well as indemnifications provided by the firm on other contractual or other obligations, generally are standard contractual terms and are entered into in the ordinary course of business. Generally, there are no stated or notional amounts included in these indemnifications, and the contingencies triggering the obligation to indemnify are not expected to occur. Future changes in tax laws and how such laws would apply to these indemnifications cannot be determined. Therefore, the firm is unable to develop an estimate of the maximum payout under these guarantees and indemnifications. However, management believes that it is unlikely the firm will have to make any material payments under these arrangements, and no material liabilities related to these arrangements have been recognized in the consolidated balance sheets as of both December 2024 and December 2023.
Guarantees of Subsidiaries. Group Inc. is the entity that fully and unconditionally guarantees the securities issued by GS Finance Corp., a wholly-owned finance subsidiary of the firm. Group Inc. has guaranteed the payment obligations of Goldman Sachs & Co. LLC (GS&Co.), GS Bank USA and Goldman Sachs Paris Inc. et Cie, subject to certain exceptions. Group Inc. also guarantees many of the obligations of its other consolidated subsidiaries on a transaction-by-transaction basis, as negotiated with counterparties. In addition, Group Inc. has provided guarantees to Goldman Sachs International (GSI) and GSBE related to agreements that each entity has entered into with certain of its counterparties. Given the obligations of the consolidated subsidiaries are recognized in the consolidated balance sheets or reflected as commitments, Group Inc.’s liabilities as guarantor are not separately disclosed.
Note 19.
Shareholders’ Equity
Common Equity
As of both December 2024 and December 2023, the firm had 4.00 billion authorized shares of common stock and 200 million authorized shares of nonvoting common stock, each with a par value of $0.01 per share.
The firm’s share repurchase program is intended to help maintain the appropriate level of common equity. The share repurchase program is effected primarily through regular open-market purchases (which may include repurchase plans designed to comply with Rule 10b5-1 and accelerated share repurchases), the amounts and timing of which are determined primarily by the firm’s current and projected capital position, and capital deployment opportunities, but which may also be influenced by the evolution of current and future regulatory capital requirements, general market conditions and the prevailing price and trading volumes of the firm’s common stock.
The table below presents information about common stock repurchases.

	Year Ended December
in millions, except per share amounts	2024	2023	2022
Common share repurchases	17.5	16.8	10.1
Average cost per share	$457.82	$345.87	$346.07
Total cost of common share repurchases	$8,000	$5,796	$3,500
Pursuant to the terms of certain share-based awards, employees may remit shares to the firm or the firm may cancel share-based awards to satisfy statutory employee tax withholding requirements. Under these plans, 1,197 shares in 2024, 868 shares in 2023 and 11,644 shares in 2022 were remitted with a total value of $0.5 million in 2024, $0.3 million in 2023 and $4 million in 2022, and the firm cancelled 3.4 million share-based awards in 2024, 3.9 million in 2023 and 4.6 million in 2022, with a total value of $1.33 billion in 2024, $1.35 billion in 2023 and $1.59 billion in 2022. The cash settlement of share-based awards is included in other in additional paid-in capital in the consolidated statements of shareholders’ equity and in other financing, net in the consolidated statements of cash flows. The amount of cash used to settle share-based awards was not material for each of 2024, 2023 and 2022.
The table below presents common stock dividends declared.

	Year Ended December
	2024	2023	2022
Dividends declared per common share	$11.50	$10.50	$9.00
On January 14, 2025, the Board of Directors of Group Inc. declared a dividend of $3.00 per common share to be paid on March 28, 2025 to common shareholders of record on February 28, 2025.

202	Goldman Sachs 2024 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Preferred Equity
The tables below present information about the perpetual preferred stock issued and outstanding as of December 2024.

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
In 2024, the firm redeemed all outstanding shares of its (i) Series K 6.375% Fixed-to-Floating Rate Non-Cumulative Preferred Stock (Series K Preferred Stock) with a redemption value of $700 million ($25,000 per share), plus accrued and unpaid dividends and (ii) Series P 5.00% Fixed-to-Floating Rate Non-Cumulative Preferred Stock (Series P Preferred Stock) with a redemption value of $1.50 billion ($25,000 per share), plus accrued and unpaid dividends. The difference between the redemption value and net carrying value at the time of these redemptions was $34 million, which was recorded as an addition to preferred stock dividends in 2024.
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
In January 2025, the firm issued 76,000 shares of Series Z 6.85% Fixed-Rate Reset Non-Cumulative Preferred Stock (Series Z Preferred Stock). Each share of Series Z Preferred Stock issued and outstanding has a liquidation preference of $25,000 per share, is represented by 25 depositary shares and is redeemable at the firm’s option beginning February 10, 2030 at a redemption price equal to $25,000 per share plus declared and unpaid dividends. Dividends on Series Z Preferred Stock, if declared, are payable semi-annually at (i) 6.85% per annum from the issuance date to, but excluding, February 10, 2030 and, thereafter, (ii) 2.461% per annum plus the five-year treasury rate.

Goldman Sachs 2024 Form 10-K	203

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The preferred stock issuance costs in the consolidated statements of shareholders’ equity reflects reclassifications of issuance costs to retained earnings on redemptions, net of issuance costs relating to new issuances.
The table below presents the dividend rates of perpetual preferred stock as of December 2024.

Series	Per Annum Dividend Rate
A	3 month term SOFR + 1.01161%, with floor of 3.75%, payable quarterly
C	3 month term SOFR + 1.01161%, with floor of 4.00%, payable quarterly
D	3 month term SOFR + 0.93161%, with floor of 4.00%, payable quarterly
E	3 month term SOFR + 1.02911%, with floor of 4.00%, payable quarterly
F	3 month term SOFR + 1.03161%, with floor of 4.00%, payable quarterly
O	5.30%, payable semi-annually, from issuance date to, but excluding, November 10, 2026; 3 month term SOFR + 4.09561%, payable quarterly, thereafter
Q	5 year treasury rate + 3.623%, payable semi-annually
R	4.95%, payable semi-annually, from issuance date to, but excluding, February 10, 2025; 5 year treasury rate + 3.224%, payable semi-annually, thereafter
S	4.40%, payable semi-annually, from issuance date to, but excluding, February 10, 2025; 5 year treasury rate + 2.85%, payable semi-annually thereafter
T	3.80%, payable semi-annually, from issuance date to, but excluding, May 10, 2026; 5 year treasury rate + 2.969%, payable semi-annually, thereafter
U	3.65%, payable semi-annually, from issuance date to, but excluding, August 10, 2026; 5 year treasury rate + 2.915%, payable semi-annually, thereafter
V	4.125%, payable semi-annually, from issuance date to, but excluding, November 10, 2026; 5 year treasury rate + 2.949%, payable semi-annually, thereafter
W	7.50%, payable semi-annually, from issuance date to, but excluding, February 10, 2029; 5 year treasury rate + 3.156%, payable semi-annually, thereafter
X	7.50%, payable semi-annually, from issuance date to, but excluding, May 10, 2029; 5 year treasury rate + 2.809%, payable semi-annually, thereafter
Y	6.125%, payable semi-annually, from issuance date to, but excluding, November 10, 2034; 10 year treasury rate +2.40%, payable semi-annually, thereafter
In the table above, dividends on each series of preferred stock are payable in arrears for the periods specified.
The table below presents preferred stock dividends declared.

	2024		2023		2022
Series	per share	$ in millions	per share	$ in millions	per share	$ in millions
Year Ended December
A	$1,606.63	$48	$1,484.27	$44	$950.51	$28
C	$1,606.63	13	$1,484.27	12	$1,013.90	8
D	$1,586.18	86	$1,463.99	79	$1,013.90	55
E	$6,423.37	50	$6,074.57	46	$4,055.55	31
F	$6,425.91	10	$6,077.09	10	$4,055.55	6
J	$–	–	$1,261.02	51	$1,375.00	55
K	$796.88	20	$1,593.76	44	$1,593.76	45
O	$1,325.00	34	$1,325.00	34	$1,325.00	34
P	$1,623.09	97	$2,022.64	121	$1,250.00	75
Q	$1,375.00	28	$1,375.00	28	$1,375.00	28
R	$1,237.50	30	$1,237.50	30	$1,237.50	30
S	$1,100.00	15	$1,100.00	16	$1,100.00	16
T	$950.00	26	$950.00	26	$950.00	26
U	$912.50	27	$912.50	27	$942.92	28
V	$1,031.25	31	$1,031.25	31	$1,062.76	32
W	$1,833.33	110	$–	–	$–	–
X	$1,026.04	92	$–	–	$–	–
Total		$717		$599		$497

On January 7, 2025, Group Inc. declared dividends of $345.49 per share of Series A Preferred Stock, $345.49 per share of Series C Preferred Stock, $340.49 per share of Series D Preferred Stock, $922.38 per share of Series Q Preferred Stock, $618.75 per share of Series R Preferred Stock, $550.00 per share of Series S Preferred Stock, $456.25 per share of Series U Preferred Stock and $937.50 per share of Series W Preferred Stock that were paid on February 10, 2025 to preferred shareholders of record on January 26, 2025. In addition, the firm declared dividends of $1,397.48 per share of Series E Preferred Stock and $1,398.11 per share of Series F Preferred Stock that will be paid on March 3, 2025 to preferred shareholders of record on February 16, 2025.
Accumulated Other Comprehensive Income/(Loss)
The table below presents changes in accumulated other comprehensive income/(loss), net of tax, by type.

$ in millions	Beginning balance	Other comprehensive income/(loss) adjustments, net of tax	Ending balance
Year Ended December 2024
Currency translation	$(847)	$32	$(815)
Debt valuation adjustment	(123)	(263)	(386)
Pension and postretirement liabilities	(575)	47	(528)
Available-for-sale securities	(1,373)	401	(972)
Cash flow hedges	–	(1)	(1)
Total	$(2,918)	$216	$(2,702)
Year Ended December 2023
Currency translation	$(785)	$(62)	$(847)
Debt valuation adjustment	892	(1,015)	(123)
Pension and postretirement liabilities	(499)	(76)	(575)
Available-for-sale securities	(2,618)	1,245	(1,373)
Cash flow hedges	–	–	–
Total	$(3,010)	$92	$(2,918)
Year Ended December 2022
Currency translation	$(738)	$(47)	$(785)
Debt valuation adjustment	(511)	1,403	892
Pension and postretirement liabilities	(327)	(172)	(499)
Available-for-sale securities	(492)	(2,126)	(2,618)
Cash flow hedges	–	–	–
Total	$(2,068)	$(942)	$(3,010)

204	Goldman Sachs 2024 Form 10-K

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

Consolidated Regulatory Capital Requirements
Risk-Based Capital Ratios. The table below presents the risk-based capital requirements.

	Standardized	Advanced
As of December 2024
CET1 capital ratio	13.7%	10.0%
Tier 1 capital ratio	15.2%	11.5%
Total capital ratio	17.2%	13.5%
As of December 2023
CET1 capital ratio	13.0%	10.0%
Tier 1 capital ratio	14.5%	11.5%
Total capital ratio	16.5%	13.5%
In the table above:
•As of both December 2024 and December 2023, under both the Standardized and Advanced Capital Rules, the CET1 capital ratio requirement includes a minimum of 4.5%, the Tier 1 capital ratio requirement includes a minimum of 6.0% and the Total capital ratio requirement includes a minimum of 8.0%. These requirements also include the capital conservation buffer requirements, consisting of the G-SIB surcharge (Method 2) of 3.0% and the countercyclical capital buffer, which the FRB has set to zero percent. In addition, the capital conservation buffer requirements include the stress capital buffer (SCB) of 6.2% as of December 2024 and 5.5% as of December 2023 under the Standardized Capital Rules and a buffer of 2.5% as of both December 2024 and December 2023 under the Advanced Capital Rules.
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

Goldman Sachs 2024 Form 10-K	205

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The table below presents information about risk-based capital ratios.

$ in millions	Standardized	Advanced
As of December 2024
CET1 capital	$103,065	$103,065
Tier 1 capital	$115,647	$115,647
Tier 2 capital	$14,125	$10,164
Total capital	$129,772	$125,811
RWAs	$688,541	$674,812

CET1 capital ratio	15.0%	15.3%
Tier 1 capital ratio	16.8%	17.1%
Total capital ratio	18.8%	18.6%
As of December 2023
CET1 capital	$99,442	$99,442
Tier 1 capital	$110,288	$110,288
Tier 2 capital	$14,874	$10,684
Total capital	$125,162	$120,972
RWAs	$692,737	$665,348

CET1 capital ratio	14.4%	14.9%
Tier 1 capital ratio	15.9%	16.6%
Total capital ratio	18.1%	18.2%
Leverage Ratios. The table below presents the leverage requirements.

	As of December
	2024	2023
Tier 1 leverage ratio	4.0%	4.0%
SLR	5.0%	5.0%
In the table above, the SLR requirement of 5% includes a minimum of 3% and a 2% buffer applicable to G-SIBs.
The table below presents information about leverage ratios.

	For the Three Months
	Ended or as of December
$ in millions	2024	2023
Tier 1 capital	$115,647	$110,288

Average total assets	$1,699,419	$1,579,237
Deductions from Tier 1 capital	(6,919)	(7,167)
Average adjusted total assets	1,692,500	1,572,070
Off-balance sheet and other exposures	428,256	423,686
Total leverage exposure	$2,120,756	$1,995,756

Tier 1 leverage ratio	6.8%	7.0%
SLR	5.5%	5.5%
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
•SLR is calculated as Tier 1 capital divided by total leverage exposure.
Risk-Based Capital. The table below presents information about risk-based capital.

	As of December
$ in millions	2024	2023
Common shareholders’ equity	$108,743	$105,702
Impact of CECL transition	276	553
Deduction for goodwill	(5,159)	(5,224)
Deduction for identifiable intangible assets	(638)	(950)
Other adjustments	(157)	(639)
CET1 capital	103,065	99,442
Preferred stock	13,253	11,203
Deduction for investments in covered funds	(669)	(354)
Other adjustments	(2)	(3)
Tier 1 capital	$115,647	$110,288

Standardized Tier 2 and Total capital
Tier 1 capital	$115,647	$110,288
Qualifying subordinated debt	9,124	9,886
Allowance for credit losses	5,011	5,012
Other adjustments	(10)	(24)
Standardized Tier 2 capital	14,125	14,874
Standardized Total capital	$129,772	$125,162

Advanced Tier 2 and Total capital
Tier 1 capital	$115,647	$110,288
Standardized Tier 2 capital	14,125	14,874
Allowance for credit losses	(5,011)	(5,012)
Other adjustments	1,050	822
Advanced Tier 2 capital	10,164	10,684
Advanced Total capital	$125,811	$120,972
In the table above:
•Beginning in January 2022, the firm started to phase in the estimated reduction to regulatory capital as a result of adopting the CECL model. The total amount of reduction to be phased in from January 1, 2022 through January 1, 2025 (at 25% per year) was $1.11 billion, of which $829 million had been phased in as of December 2024. The total amount to be phased in includes the impact of adopting CECL as of January 1, 2020, as well as 25% of the increase in the allowance for credit losses from January 1, 2020 through December 31, 2021. The impact of CECL transition reflects the remaining amount of reduction to be phased in as of both December 2024 and December 2023.
•Deduction for goodwill was net of deferred tax liabilities of $694 million as of December 2024 and $692 million as of December 2023.
•Deduction for identifiable intangible assets was net of deferred tax liabilities of $209 million as of December 2024 and $227 million as of December 2023.
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

206	Goldman Sachs 2024 Form 10-K

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
The table below presents changes in CET1 capital, Tier 1 capital and Tier 2 capital.

$ in millions	Standardized	Advanced
Year Ended December 2024
CET1 capital
Beginning balance	$99,442	$99,442
Change in:
Common shareholders’ equity	3,041	3,041
Impact of CECL transition	(277)	(277)
Deduction for goodwill	65	65
Deduction for identifiable intangible assets	312	312
Other adjustments	482	482
Ending balance	$103,065	$103,065

Tier 1 capital
Beginning balance	$110,288	$110,288
Change in:
CET1 capital	3,623	3,623
Preferred stock	2,050	2,050
Deduction for investments in covered funds	(315)	(315)
Other adjustments	1	1
Ending balance	115,647	115,647
Tier 2 capital
Beginning balance	14,874	10,684
Change in:
Qualifying subordinated debt	(762)	(762)
Allowance for credit losses	(1)	–
Other adjustments	14	242
Ending balance	14,125	10,164
Total capital	$129,772	$125,811
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
The firm’s positional losses observed on a single day exceeded its 99% one-day regulatory VaR on two occasions during 2024 and on one occasion during 2023. There was no change in the firm’s VaR multiplier used to calculate Market RWAs;
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

Goldman Sachs 2024 Form 10-K	207

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
The table below presents information about RWAs.

$ in millions	Standardized	Advanced
As of December 2024
Credit RWAs
Derivatives	$146,368	$99,766
Commitments, guarantees and loans	247,140	199,816
Securities financing transactions	97,174	22,846
Equity investments	30,018	31,457
Other	71,013	97,129
Total Credit RWAs	591,713	451,014
Market RWAs
Regulatory VaR	19,995	19,995
Stressed VaR	48,249	48,249
Incremental risk	7,054	7,054
Comprehensive risk	2,057	2,057
Specific risk	19,473	19,473
Total Market RWAs	96,828	96,828
Total Operational RWAs	–	126,970
Total RWAs	$688,541	$674,812
As of December 2023
Credit RWAs
Derivatives	$146,357	$96,322
Commitments, guarantees and loans	243,094	194,236
Securities financing transactions	103,704	23,637
Equity investments	34,223	36,920
Other	76,481	96,755
Total Credit RWAs	603,859	447,870
Market RWAs
Regulatory VaR	16,457	16,457
Stressed VaR	48,496	48,496
Incremental risk	5,032	5,032
Comprehensive risk	2,718	2,718
Specific risk	16,175	16,175
Total Market RWAs	88,878	88,878
Total Operational RWAs	–	128,600
Total RWAs	$692,737	$665,348
In the table above:
•Securities financing transactions represents resale and repurchase agreements and securities borrowed and loaned transactions.
•Other includes receivables, certain debt securities, cash and cash equivalents, and other assets.
The table below presents changes in RWAs.

$ in millions	Standardized	Advanced
Year Ended December 2024
RWAs
Beginning balance	$692,737	$665,348
Credit RWAs
Change in:
Derivatives	11	3,444
Commitments, guarantees and loans	4,046	5,580
Securities financing transactions	(6,530)	(791)
Equity investments	(4,205)	(5,463)
Other	(5,468)	374
Change in Credit RWAs	(12,146)	3,144
Market RWAs
Change in:
Regulatory VaR	3,538	3,538
Stressed VaR	(247)	(247)
Incremental risk	2,022	2,022
Comprehensive risk	(661)	(661)
Specific risk	3,298	3,298
Change in Market RWAs	7,950	7,950
Change in Operational RWAs	–	(1,630)
Ending balance	$688,541	$674,812
RWAs Rollforward Commentary
Year Ended December 2024. Standardized Credit RWAs as of December 2024 decreased by $12.15 billion compared with December 2023, primarily reflecting a decrease in securities financing transactions (principally due to reduced funding exposures), a decrease in other credit RWAs (principally due to decreases in other assets), and a decrease in equity investments (principally due to reduced exposures). These decreases were partially offset by an increase in commitments, guarantees and loans (principally due to increased lending exposures). Standardized Market RWAs as of December 2024 increased by $7.95 billion compared with December 2023, primarily reflecting an increase in regulatory VaR (principally due to increased exposures) and an increase in specific risk (principally due to increased exposures to debt and equity instruments held for market-making purposes).
Advanced Credit RWAs as of December 2024 increased by $3.14 billion compared with December 2023, primarily reflecting an increase in commitments, guarantees and loans (principally due to increased lending exposures) and an increase in derivatives (principally due to increased counterparty credit risk). These increases were partially offset by a decrease in equity investments (principally due to reduced exposures). Advanced Market RWAs as of December 2024 increased by $7.95 billion compared with December 2023, primarily reflecting an increase in regulatory VaR (principally due to increased exposures) and an increase in specific risk (principally due to increased exposures to debt and equity instruments held for market-making purposes).

208	Goldman Sachs 2024 Form 10-K

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
•The “well-capitalized” requirements are the binding requirements for leverage ratios.
The table below presents information about GS Bank USA’s risk-based capital ratios.

$ in millions	Standardized	Advanced
As of December 2024
CET1 capital	$62,022	$62,022
Tier 1 capital	$62,022	$62,022
Tier 2 capital	$4,209	$955
Total capital	$66,231	$62,977
RWAs	$386,922	$284,624

CET1 capital ratio	16.0%	21.8%
Tier 1 capital ratio	16.0%	21.8%
Total capital ratio	17.1%	22.1%
As of December 2023
CET1 capital	$53,781	$53,781
Tier 1 capital	$53,781	$53,781
Tier 2 capital	$6,314	$2,951
Total capital	$60,095	$56,732
RWAs	$380,774	$288,938

CET1 capital ratio	14.1%	18.6%
Tier 1 capital ratio	14.1%	18.6%
Total capital ratio	15.8%	19.6%
In the table above:
•The lower of the Standardized or Advanced ratio is the ratio against which GS Bank USA’s compliance with the capital requirements is assessed under the risk-based Capital Rules, and therefore, the Standardized ratios applied to GS Bank USA as of both December 2024 and December 2023.
•Beginning in January 2022, GS Bank USA started to phase in the estimated reduction to regulatory capital as a result of adopting the CECL model at 25% per year through January 2025. The total amount to be phased in includes the impact of adopting CECL as of January 1, 2020, as well as 25% of the increase in the allowance for credit losses from January 1, 2020 through December 31, 2021.
•The Standardized and Advanced risk-based capital ratios increased from December 2023 to December 2024, primarily reflecting an increase in capital, principally due to net earnings, and a decrease in Market RWAs, partially offset by an increase in Credit RWAs.

Goldman Sachs 2024 Form 10-K	209

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The table below presents information about GS Bank USA’s leverage ratios.

	For the Three Months
	Ended or as of December
$ in millions	2024	2023
Tier 1 capital	$62,022	$53,781
Average adjusted total assets	$565,513	$523,546
Total leverage exposure	$775,170	$722,465

Tier 1 leverage ratio	11.0%	10.3%
SLR	8.0%	7.4%
In the table above:
•Average adjusted total assets represents the average daily assets for the quarter adjusted for deductions from Tier 1 capital and the impact of CECL transition.
•Tier 1 leverage ratio is calculated as Tier 1 capital divided by average adjusted total assets.
•SLR is calculated as Tier 1 capital divided by total leverage exposure.
The FRB requires that GS Bank USA maintain cash reserves with the Federal Reserve. As of both December 2024 and December 2023, the reserve requirement ratio was zero percent. See Note 26 for further information about cash deposits held by the firm at the Federal Reserve.
GS Bank USA is a registered swap dealer with the CFTC and a registered security-based swap dealer with the SEC. As of both December 2024 and December 2023, GS Bank USA was subject to and in compliance with applicable capital requirements for swap dealers and security-based swap dealers.

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
Group Inc.’s equity investment in subsidiaries was $140.79 billion as of December 2024 and $133.75 billion as of December 2023, of which Group Inc. was required to maintain $98.48 billion as of December 2024 and $95.80 billion as of December 2023, of minimum equity capital in its regulated subsidiaries in order to satisfy the regulatory requirements of such subsidiaries.
Group Inc.’s capital invested in certain non-U.S. dollar functional currency subsidiaries is exposed to foreign exchange risk, substantially all of which is managed through a combination of non-U.S. dollar-denominated debt and derivatives. See Note 7 for information about the firm’s net investment hedges used to hedge this risk.

210	Goldman Sachs 2024 Form 10-K

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
The table below presents information about basic and diluted EPS.

	Year Ended December
in millions, except per share amounts	2024	2023	2022
Net earnings to common	$13,525	$7,907	$10,764
Weighted average basic shares	328.1	340.8	352.1
Effect of dilutive RSUs	5.5	5.0	6.0
Weighted average diluted shares	333.6	345.8	358.1

Basic EPS	$41.07	$23.05	$30.42
Diluted EPS	$40.54	$22.87	$30.06
In the table above:
•Net earnings to common represents net earnings applicable to common shareholders, which is calculated as net earnings less preferred stock dividends.
•Unvested share-based awards that have non-forfeitable rights to dividends or dividend equivalents are treated as a separate class of securities under the two-class method. Distributed earnings allocated to these securities reduce net earnings to common to calculate EPS under this method. The impact of applying this methodology was a reduction in basic EPS of $0.15 for each of 2024, 2023 and 2022.
•Diluted EPS does not include antidilutive RSUs, including those that are subject to market or performance conditions, of 0.1 million for 2024, 0.4 million for 2023 and 0.5 million for 2022.

Note 22.
Transactions with Affiliated Funds
The firm has formed nonconsolidated investment funds with third-party investors. As the firm generally acts as the investment manager for these funds, it is entitled to receive management fees and, in certain cases, advisory fees or incentive fees from these funds. Additionally, the firm invests alongside its clients in certain funds.
The tables below present information about affiliated funds.

	Year Ended December
$ in millions	2024	2023	2022
Fees earned from funds	$5,399	$4,726	$4,553

	As of December
$ in millions	2024	2023
Fees receivable from funds	$1,589	$1,536
Aggregate carrying value of interests in funds	$4,079	$4,042
In the ordinary course of business, the firm may choose to provide voluntary financial support to funds, although any such support is not expected to be material to the results of operations of the firm. The firm has waived or deferred collection of management fees and has deferred reimbursement of expenses, and in the future may waive or defer collection of management fees, from select funds. The impact of these waivers and deferrals was not material to the firm’s results of operations for both 2024 and 2023. Management fees waived were $123 million for 2022. Except as noted above, the firm did not provide any additional financial support to its affiliated funds during each of 2024, 2023 and 2022.
In addition, in the ordinary course of business, the firm may also engage in other activities with its affiliated funds, including, among others, securities lending, trade execution, market-making, custody, and acquisition and bridge financing. See Note 18 for information about the firm’s investment commitments related to these funds.

Goldman Sachs 2024 Form 10-K	211

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 23.
Interest Income and Interest Expense
Interest is recorded over the life of the instrument on an accrual basis based on contractual interest rates.
The table below presents sources of interest income and interest expense.

	Year Ended December
$ in millions	2024	2023	2022
Deposits with banks	$9,282	$10,949	$3,233
Collateralized agreements	19,895	16,405	4,468
Trading assets	14,316	8,460	5,087
Investments	5,998	3,856	2,199
Loans	16,162	14,905	9,059
Other interest	15,744	13,940	4,978
Total interest income	81,397	68,515	29,024
Deposits	20,282	17,010	5,823
Collateralized financings	17,362	12,705	2,808
Trading liabilities	2,911	2,453	1,923
Short-term borrowings	2,112	1,322	541
Long-term borrowings	11,010	11,084	5,716
Other interest	19,664	17,590	4,535
Total interest expense	73,341	62,164	21,346
Net interest income	$8,056	$6,351	$7,678
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
The table below presents information about the provision for taxes.

	Year Ended December
$ in millions	2024	2023	2022
Current taxes
U.S. federal	$2,000	$1,230	$2,356
State and local	659	389	623
Non-U.S.	2,262	1,964	1,658
Total current tax expense	4,921	3,583	4,637
Deferred taxes
U.S. federal	(869)	(954)	(2,079)
State and local	(140)	(356)	(436)
Non-U.S.	209	(50)	103
Total deferred tax (benefit)/expense	(800)	(1,360)	(2,412)
Provision for taxes	$4,121	$2,223	$2,225
The table below presents a reconciliation of the U.S. federal statutory income tax rate to the effective income tax rate.

	Year Ended December
	2024	2023	2022
U.S. federal statutory income tax rate	21.0%	21.0%	21.0%
State and local taxes, net of U.S. federal benefit	2.4	0.6	1.3
Settlement of employee share-based awards	(1.2)	(1.8)	(2.4)
Non-U.S. operations	(1.4)	(2.4)	(3.4)
GILTI	2.8	4.4	1.8
Tax credits	(0.8)	(1.6)	(0.9)
Tax-exempt income, including dividends	(0.6)	(1.0)	(2.2)
Non-deductible legal expenses	–	0.2	0.8
Other	0.2	1.3	0.5
Effective income tax rate	22.4%	20.7%	16.5%
In the table above:
•The firm recognizes income tax expense associated with Global Intangible Low Taxed Income (GILTI) in the period in which it is incurred.
•Beginning in the fourth quarter of 2023, GILTI is presented as a separate reconciliation item. Previously, GILTI was included in non-U.S. operations. Prior period amounts have been conformed to the current presentation.

212	Goldman Sachs 2024 Form 10-K

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
The table below presents information about deferred tax assets and liabilities, excluding the impact of netting within tax jurisdictions.

	As of December
$ in millions	2024	2023
Deferred tax assets
Compensation and benefits	$1,888	$1,773
ASC 740 asset related to unrecognized tax benefits	366	331
Non-U.S. operations	1,507	1,278
Unrealized losses	2,786	2,100
Net operating losses	786	929
Occupancy-related	85	98
Other comprehensive income/(loss)-related	714	1,198
Tax credits carryforward	461	236
Operating lease liabilities	581	636
Allowance for credit losses	1,412	1,450
Other, net	421	165
Subtotal	11,007	10,194
Valuation allowance	(2,064)	(1,978)
Total deferred tax assets	$8,943	$8,216

Deferred tax liabilities
Depreciation and amortization	$982	$752
Operating lease right-of-use assets	512	574
Total deferred tax liabilities	$1,494	$1,326
The firm has recorded deferred tax assets of $786 million as of December 2024 and $929 million as of December 2023, in connection with U.S. federal, state and local and foreign net operating loss carryforwards. The firm also recorded a valuation allowance of $328 million as of December 2024 and $396 million as of December 2023, related to these net operating loss carryforwards.

As of December 2024, the U.S. federal net operating loss carryforward was $1.3 billion, the state and local net operating loss carryforward was $3.3 billion, and the foreign net operating loss carryforward was $1.5 billion. If not utilized, the U.S. federal, the state and local, and foreign net operating loss carryforwards will begin to expire in 2025. If these carryforwards expire, they will not have a material impact on the firm’s results of operations. As of December 2024, the firm has recorded deferred tax assets of $405 million in connection with foreign tax credit carryforwards and a related valuation allowance of $289 million. As of December 2024, the firm has recorded deferred tax assets of $45 million in connection with general business credit carryforwards and $11 million in connection with state and local tax credit carryforwards. If not utilized, the foreign tax credit carryforward will begin to expire in 2033, the general business credit carryforward will begin to expire in 2025 and the state and local tax credit carryforward will begin to expire in 2026.
As of both December 2024 and December 2023, the firm had no U.S. federal capital loss carryforwards and no related net deferred income tax assets. As of December 2024, the firm had deferred tax assets of $7 million in connection with state and local capital loss carryforwards and a valuation allowance of $1 million related to these capital loss carryforwards. As of December 2024, the firm had deferred tax assets of $365 million in connection with foreign capital loss carryforwards and a valuation allowance of $346 million related to these capital loss carryforwards.
The valuation allowance increased by $86 million during 2024 and $409 million during 2023. The increases in both 2024 and 2023 were primarily due to an increase in deferred tax assets from which the firm does not expect to realize any benefit.
The firm permanently reinvested eligible earnings of certain foreign subsidiaries. As of both December 2024 and December 2023, all U.S. taxes were accrued on these subsidiaries’ distributable earnings.

Goldman Sachs 2024 Form 10-K	213

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
The accrued liability for interest expense related to income tax matters and income tax penalties was $475 million as of December 2024 and $320 million as of December 2023. The firm recognized interest expense and income tax penalties of $113 million for 2024, $90 million for 2023 and $59 million for 2022. It is reasonably possible that unrecognized tax benefits could change significantly during the twelve months subsequent to December 2024 due to potential audit settlements. However, at this time it is not possible to estimate any potential change.
The table below presents the changes in the liability for unrecognized tax benefits, which is included in other liabilities.

	Year Ended or as of December
$ in millions	2024	2023	2022
Beginning balance	$1,726	$1,533	$1,446
Increases based on current year tax positions	381	143	190
Increases based on prior years' tax positions	87	164	10
Decreases based on prior years' tax positions	(23)	(92)	(32)
Decreases related to settlements	(9)	(20)	(76)
Exchange rate fluctuations	—	(2)	(5)
Ending balance	$2,162	$1,726	$1,533
In the table above, the liability for unrecognized tax benefits included $1.8 billion as of December 2024, $1.4 billion as of December 2023 and $1.2 billion as of December 2022 of unrecognized tax benefits which, if recognized, would reduce the annual effective tax rate. The remaining unrecognized tax benefits in the table above would not affect the annual tax rate, as such benefits have jurisdictional offsets or relate to temporary differences.

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
The table below presents the earliest tax years that remain subject to examination by major jurisdiction.

As of
Jurisdiction	December 2024
U.S. Federal	2011
New York State and City	2015
United Kingdom	2017
Japan	2018
Hong Kong	2018
The firm has been accepted into the Compliance Assurance Process (CAP) program by the IRS for each of the tax years from 2013 through 2025. This program allows the firm to work with the IRS to identify and resolve potential U.S. Federal tax issues before the filing of tax returns. All issues addressed through the CAP program for the 2011 through 2018 tax years have been resolved and completion is pending final review by the Joint Committee on Taxation. All issues for the 2019 through 2022 tax years have been resolved and will be effectively settled pending administrative completion by the IRS. Final completion of tax years 2011 through 2022 will not have a material impact on the effective tax rate. The 2023 tax year remains subject to post-filing review. New York State and City examinations of tax years 2015 through 2018 commenced during 2021.
All years, including and subsequent to the years in the table above, remain open to examination by the taxing authorities. The firm believes that the liability for unrecognized tax benefits it has established is adequate in relation to the potential for additional assessments.

214	Goldman Sachs 2024 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 25.
Business Segments
The firm manages and reports its activities in three business segments: Global Banking & Markets, Asset & Wealth Management and Platform Solutions. These business segments are determined and organized based on products and services provided, and the types of customers and counterparties served. See Note 1 for a description of the firm’s business segments.
The firm’s chief operating decision maker (CODM) is its president and chief operating officer. The CODM makes operating decisions, assesses the performance of, and allocates resources to, the firm’s operating segments principally based on the total net revenues of the segments, revenues net of provision for credit losses, total operating expenses, pre-tax earnings, net earnings applicable to common shareholders and the return on average common equity to assess the performance of the segments. The CODM evaluates segment operating performance against the firm’s targets and industry metrics and considers the current and future business and operating environment.
The accounting policies used to prepare the operating results and other metrics for the segments are consistent with those described in Note 3. The following provides a description of the primary components of the firm’s segment results disclosed in the table below.
•The firm fully allocates its revenues, expenses, assets and shareholders’ equity to the firm’s three business segments.
•Revenues and expenses directly associated with each segment are included in determining pre-tax earnings for the respective segment.

•Net revenues in the firm’s segments include allocations of interest income and expense based on the funding generated by, or the funding and liquidity requirements of the respective segments. Net interest is included in segment net revenues as it is consistent with how management assesses segment performance.
•Expenses not directly associated with specific segments are allocated among the business segments based on an estimate of support provided to each segment.
•Compensation and benefits expenses in the firm’s segments reflect, among other factors, the overall performance of the firm, as well as the performance of individual businesses. Consequently, pre-tax margins in one segment of the firm’s business may be significantly affected by the performance of the firm’s other business segments.
•Certain assets (including allocations of global core liquid assets and cash, and secured client financing), not directly associated with specific segments are generally allocated among the business segments based on the funding and liquidity requirements of the segments.
•Common shareholders’ equity and preferred stock dividends are allocated to each segment based on the estimated amount of equity required to support the activities of the segment under relevant regulatory capital requirements.
•Net earnings for each segment is calculated by applying the firmwide tax rate to each segment’s pre-tax earnings.
•Management believes that this allocation provides a reasonable representation of each segment’s contribution to consolidated net earnings to common, return on average common equity and total assets. Due to the integrated nature of these segments, estimates and judgments are made in allocating these assets, revenues and expenses. Transactions between segments are based on specific criteria or approximate third-party rates.

Goldman Sachs 2024 Form 10-K	215

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Segment Results
The table below presents a summary of the firm’s segment results.

	Year Ended December
$ in millions	2024	2023	2022
Global Banking & Markets
Non-interest revenues	$32,538	$29,254	$30,042
Net interest income	2,405	742	2,445
Total net revenues	34,943	29,996	32,487
Provision for credit losses	40	401	468

Compensation and benefits expenses	9,426	8,571	8,661
Other operating expenses	10,554	9,469	9,190
Total operating expenses	19,980	18,040	17,851
Pre-tax earnings	$14,923	$11,555	$14,168
Net earnings	$11,580	$9,163	$11,830
Net earnings to common	$10,998	$8,703	$11,458
Average common equity	$75,796	$71,863	$69,951
Return on average common equity	14.5%	12.1%	16.4%

Asset & Wealth Management
Non-interest revenues	$13,346	$10,790	$9,843
Net interest income	2,796	3,090	3,533
Total net revenues	16,142	13,880	13,376
Provision for credit losses	(232)	(508)	519

Compensation and benefits expenses	6,595	6,144	5,927
Other operating expenses	5,230	6,885	5,623
Total operating expenses	11,825	13,029	11,550
Pre-tax earnings	$4,549	$1,359	$1,307
Net earnings	$3,530	$1,078	$1,092
Net earnings to common	$3,386	$952	$979
Average common equity	$26,405	$30,078	$31,762
Return on average common equity	12.8%	3.2%	3.1%

Platform Solutions
Non-interest revenues	$(428)	$(141)	$(198)
Net interest income	2,855	2,519	1,700
Total net revenues	2,427	2,378	1,502
Provision for credit losses	1,540	1,135	1,728

Compensation and benefits expenses	685	784	560
Other operating expenses	1,277	2,634	1,203
Total operating expenses	1,962	3,418	1,763
Pre-tax earnings/(loss)	$(1,075)	$(2,175)	$(1,989)
Net earnings/(loss)	$(834)	$(1,725)	$(1,661)
Net earnings/(loss) to common	$(859)	$(1,748)	$(1,673)
Average common equity	$4,573	$3,863	$3,574
Return on average common equity	(18.8)%	(45.2)%	(46.8)%

Total
Non-interest revenues	$45,456	$39,903	$39,687
Net interest income	8,056	6,351	7,678
Total net revenues	53,512	46,254	47,365
Provision for credit losses	1,348	1,028	2,715

Compensation and benefits expenses	16,706	15,499	15,148
Other operating expenses	17,061	18,988	16,016
Total operating expenses	33,767	34,487	31,164
Pre-tax earnings	$18,397	$10,739	$13,486
Net earnings	$14,276	$8,516	$11,261
Net earnings to common	$13,525	$7,907	$10,764
Average common equity	$106,774	$105,804	$105,287
Return on average common equity	12.7%	7.5%	10.2%

In the table above:
•Other operating expenses for Global Banking & Markets primarily included transaction based, communications and technology, and depreciation and amortization expenses.
•Other operating expenses for Asset & Wealth Management primarily included transaction based expenses, depreciation and amortization expenses, and professional fees.
•Other operating expenses for Platform Solutions primarily included professional fees, depreciation and amortization expenses, and communications and technology expenses.
The table below presents depreciation and amortization expenses by segment.

	Year Ended December
$ in millions	2024	2023	2022
Global Banking & Markets	$1,119	$1,109	$1,033
Asset & Wealth Management	1,017	2,425	1,212
Platform Solutions	256	1,322	210
Total	$2,392	$4,856	$2,455
In the table above:
•Asset & Wealth Management included impairments related to commercial real estate in CIEs of $1.46 billion for 2023.
•Platform Solutions included a write-down related to GreenSky of $506 million for 2023, and an impairment of goodwill related to Consumer platforms of $504 million for 2023.
Segment Assets
The table below presents assets by segment.

	As of December
$ in millions	2024	2023
Global Banking & Markets	$1,420,142	$1,381,247
Asset & Wealth Management	193,328	191,863
Platform Solutions	62,502	68,484
Total	$1,675,972	$1,641,594

216	Goldman Sachs 2024 Form 10-K

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
•Platform Solutions: location of the client.
The table below presents total net revenues, pre-tax earnings and net earnings by geographic region.

$ in millions	2024		2023		2022
Year Ended December
Americas	$34,448	64%	$29,335	64%	$28,669	61%
EMEA	12,250	23%	11,744	25%	12,860	27%
Asia	6,814	13%	5,175	11%	5,836	12%
Total net revenues	$53,512	100%	$46,254	100%	$47,365	100%

Americas	$12,106	66%	$6,038	56%	$7,016	52%
EMEA	4,418	24%	4,033	38%	5,260	39%
Asia	1,873	10%	668	6%	1,210	9%
Total pre-tax earnings	$18,397	100%	$10,739	100%	$13,486	100%

Americas	$9,354	66%	$4,849	57%	$6,067	54%
EMEA	3,470	24%	3,137	37%	4,164	37%
Asia	1,452	10%	530	6%	1,030	9%
Total net earnings	$14,276	100%	$8,516	100%	$11,261	100%
In the table above:
•Americas pre-tax earnings for 2023 were impacted by impairments related to commercial real estate in CIEs, the write-down related to GreenSky, an impairment of goodwill related to Consumer platforms and the FDIC special assessment fee.
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
The table below presents the credit concentrations included in trading cash instruments and investments.

	As of December
$ in millions	2024	2023
U.S. government and agency obligations	$389,148	$260,531
Percentage of total assets	23.2%	15.9%
Non-U.S. government and agency obligations	$74,496	$90,681
Percentage of total assets	4.4%	5.5%
In addition, the firm had $151.84 billion as of December 2024 and $206.07 billion as of December 2023 of cash deposits held at central banks (included in cash and cash equivalents), of which $105.78 billion as of December 2024 and $105.66 billion as of December 2023 was held at the Federal Reserve.
As of both December 2024 and December 2023, the firm did not have credit exposure to any other counterparty that exceeded 2% of total assets.
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

Goldman Sachs 2024 Form 10-K	217

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The table below presents U.S. government and agency obligations, and non-U.S. government and agency obligations that collateralize resale agreements and securities borrowed transactions.

	As of December
$ in millions	2024	2023
U.S. government and agency obligations	$129,942	$154,056
Non-U.S. government and agency obligations	$76,932	$92,833
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
With respect to matters described below for which management has been able to estimate a range of reasonably possible loss where (i) actual or potential plaintiffs have claimed an amount of money damages, (ii) the firm is being, or threatened to be, sued by purchasers in a securities offering and is not being indemnified by a party that the firm believes will pay the full amount of any judgment, or (iii) the purchasers are demanding that the firm repurchase securities, management has estimated the upper end of the range of reasonably possible loss based on (a) in the case of (i), the amount of money damages claimed, (b) in the case of (ii), the difference between the initial sales price of the securities that the firm sold in such offering and the estimated lowest subsequent price of such securities prior to the action being commenced and (c) in the case of (iii), the price that purchasers paid for the securities less the estimated value, if any, as of December 2024 of the relevant securities, in each of cases (i), (ii) and (iii), taking into account any other factors believed to be relevant to the particular matter or matters of that type. As of the date hereof, the firm has estimated the upper end of the range of reasonably possible aggregate loss for such matters and for any other matters described below where management has been able to estimate a range of reasonably possible aggregate loss to be approximately $1.7 billion in excess of the aggregate reserves for such matters.
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

218	Goldman Sachs 2024 Form 10-K

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

Goldman Sachs 2024 Form 10-K	219

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

220	Goldman Sachs 2024 Form 10-K

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

Underwriting Litigation
Firm affiliates are among the defendants in a number of proceedings in connection with securities offerings. In these proceedings, including those described below, the plaintiffs assert class action or individual claims under federal and state securities laws and, in some cases, other applicable laws, allege that the offering documents for the securities that they purchased contained material misstatements and omissions, and generally seek compensatory and rescissory damages in unspecified amounts, as well as rescission. Certain of these proceedings involve additional allegations.
Uber Technologies, Inc. GS&Co. is among the underwriters named as defendants in several putative securities class actions filed beginning in September 2019 in California Superior Court, County of San Francisco and the U.S. District Court for the Northern District of California, relating to Uber Technologies, Inc.’s (Uber) $8.1 billion May 2019 initial public offering. In addition to the underwriters, the defendants include Uber and certain of its officers and directors. GS&Co. underwrote 35,864,408 shares of common stock representing an aggregate offering price of approximately $1.6 billion. On November 16, 2020, the court in the state court action granted defendants’ motion to dismiss the consolidated amended complaint filed on February 11, 2020, and on December 16, 2020, plaintiffs appealed. On August 7, 2020, defendants’ motion to dismiss the district court action was denied. On September 25, 2020, the plaintiffs in the district court action moved for class certification. On December 5, 2020, the plaintiffs in the state court action filed a complaint in the district court, which was consolidated with the existing district court action on January 25, 2021. On May 14, 2021, the plaintiffs filed a second amended complaint in the district court, purporting to add the plaintiffs from the state court action as additional class representatives. On October 1, 2021, defendants’ motion to dismiss the additional class representatives from the second amended complaint was denied, and on July 26, 2022, the district court granted the plaintiffs’ motion for class certification. On February 27, 2023, the U.S. Court of Appeals for the Ninth Circuit denied the defendants’ petition seeking interlocutory review of the district court’s grant of class certification. On December 4, 2024, the court in the federal court action approved a settlement, which does not require a contribution from GS&Co.

Goldman Sachs 2024 Form 10-K	221

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

DiDi Global Inc. Goldman Sachs (Asia) L.L.C. (GS Asia) is among the underwriters named as defendants in putative securities class actions filed beginning on July 6, 2021 in the U.S. District Courts for the Southern District of New York and the Central District of California and New York Supreme Court, County of New York, relating to DiDi Global Inc.’s (DiDi) $4.4 billion June 2021 initial public offering of American Depositary Shares (ADS). In addition to the underwriters, the defendants include DiDi and certain of its officers and directors. GS Asia underwrote 104,554,000 ADS representing an aggregate offering price of approximately $1.5 billion. On September 22, 2021, plaintiffs in the California action voluntarily dismissed their claims without prejudice. On May 5, 2022, plaintiffs in the consolidated federal action filed a second consolidated amended complaint, which includes allegations of violations of Sections 10(b) and 20A of the Exchange Act against the underwriter defendants. On March 14, 2024, the court denied the defendants’ motions to dismiss the second consolidated amended complaint. On January 6, 2025, the plaintiffs moved for class certification.
Vroom Inc. GS&Co. is among the underwriters named as defendants in an amended complaint for a putative securities class action filed on October 4, 2021 in the U.S. District Court for the Southern District of New York relating to Vroom Inc.’s (Vroom) approximately $589 million September 2020 public offering of common stock. In addition to the underwriters, the defendants include Vroom and certain of its officers and directors. GS&Co. underwrote 3,886,819 shares of common stock representing an aggregate offering price of approximately $212 million. On December 20, 2021, the defendants served a motion to dismiss the consolidated complaint. On November 13, 2024, Vroom filed a Chapter 11 bankruptcy petition in the U.S. Bankruptcy Court for the Southern District of Texas.

222	Goldman Sachs 2024 Form 10-K

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
Sea Limited. GS Asia is among the underwriters named as defendants in putative securities class actions filed on February 11, 2022 and June 17, 2022, respectively, in New York Supreme Court, County of New York, relating to Sea Limited’s approximately $4.0 billion September 2021 public offering of ADS and approximately $2.9 billion September 2021 public offering of convertible senior notes, respectively. In addition to the underwriters, the defendants include Sea Limited, certain of its officers and directors and certain of its shareholders. GS Asia underwrote 8,222,500 ADS representing an aggregate offering price of approximately $2.6 billion and convertible senior notes representing an aggregate offering price of approximately $1.9 billion. On August 3, 2022, the actions were consolidated, and on August 9, 2022, the plaintiffs filed a consolidated amended complaint. The defendants had previously moved to dismiss the action on July 15, 2022, with the parties stipulating that the motion would apply to the consolidated amended complaint. On May 15, 2023, the court granted the defendants’ motion to dismiss the consolidated amended complaint with prejudice. On May 28, 2024, the Appellate Division for the First Department reversed the trial court’s dismissal of the consolidated amended complaint, and on June 27, 2024, the defendants moved to reargue or alternatively, for leave to appeal the reversal. On November 11, 2024, the parties reached a settlement in principle, subject to final documentation and court approval, to resolve this action, which does not require a contribution from GS Asia.

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
Natera Inc. GS&Co. is among the underwriters named as defendants in putative securities class actions in New York Supreme Court, County of New York and the U.S. District Court for the Western District of Texas filed on March 10, 2022 and October 7, 2022, respectively, relating to Natera Inc.’s (Natera) approximately $585 million July 2021 public offering of common stock. In addition to the underwriters, the defendants include Natera and certain of its officers and directors. GS&Co. underwrote 1,449,000 shares of common stock representing an aggregate offering price of approximately $164 million. On July 15, 2022, the parties in the state court action filed a stipulation and proposed order approving the discontinuance of the action without prejudice. On September 11, 2023, the federal court granted in part and denied in part the defendants’ motion to dismiss. On June 4, 2024, the plaintiffs in the federal court action moved for class certification, and on January 28, 2025, the Magistrate Judge recommended that the plaintiffs’ motion for class certification be granted. On February 21, 2025, the underwriter defendants filed objections to the Magistrate Judge’s report and recommendation with the district court.

Goldman Sachs 2024 Form 10-K	223

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
Oak Street Health, Inc. GS&Co. is among the underwriters named as defendants in an amended complaint for a putative securities class action filed on May 25, 2022 in the U.S. District Court for the Northern District of Illinois relating to Oak Street Health, Inc.’s (Oak Street) $377 million August 2020 initial public offering, $298 million December 2020 secondary equity offering, $691 million February 2021 secondary equity offering and $747 million May 2021 secondary equity offering. In addition to the underwriters, the defendants include Oak Street, certain of its officers and directors and certain of its shareholders. GS&Co. underwrote 4,157,103 shares of common stock in the August 2020 initial public offering representing an aggregate offering price of approximately $87 million, 1,503,944 shares of common stock in the December 2020 secondary equity offering representing an aggregate offering price of approximately $69 million, 3,083,098 shares of common stock in the February 2021 secondary equity offering representing an aggregate offering price of approximately $173 million and 3,013,065 shares of common stock in the May 2021 secondary equity offering representing an aggregate offering price of approximately $187 million. On February 10, 2023, the court granted in part and denied in part the defendants’ motion to dismiss, dismissing the claim alleging a violation of Section 12(a)(2) of the Securities Act and, with respect to the May 2021 secondary equity offering only, the claim alleging a violation of Section 11 of the Securities Act, but declining to dismiss the remaining claims. On December 15, 2023, the plaintiffs moved for class certification. On December 12, 2024, the court approved a settlement, which does not require a contribution from GS&Co.

224	Goldman Sachs 2024 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Bright Health Group, Inc. GS&Co. is among the underwriters named as defendants in an amended complaint for a putative securities class action filed on June 24, 2022 in the U.S. District Court for the Eastern District of New York relating to Bright Health Group, Inc.’s (Bright Health) approximately $924 million June 2021 initial public offering of common stock. In addition to the underwriters, the defendants include Bright Health and certain of its officers and directors. GS&Co. underwrote 11,297,000 shares of common stock representing an aggregate offering price of approximately $203 million. On September 30, 2024, the court granted the defendants’ motion to dismiss the amended complaint, and on November 27, 2024, the plaintiffs appealed to the U.S. Court of Appeals for the Second Circuit.
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
Rent the Runway, Inc. GS&Co. is among the underwriters named as defendants in a putative securities class action filed on November 14, 2022 in the U.S. District Court for the Eastern District of New York relating to Rent the Runway, Inc.’s (Rent the Runway) $357 million October 2021 initial public offering of common stock. In addition to the underwriters, the defendants include Rent the Runway and certain of its officers and directors. GS&Co. underwrote 5,254,304 shares of common stock representing an aggregate offering price of approximately $110 million. On September 5, 2023, the plaintiffs filed an amended complaint, and on September 25, 2024, the court granted in part and denied in part the defendants’ motion to dismiss the amended complaint. On October 9, 2024, the defendants filed a motion for reconsideration of the court’s order.
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

Goldman Sachs 2024 Form 10-K	225

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

FIGS, Inc. GS&Co. is among the underwriters named as defendants in a putative securities class action filed on December 8, 2022 in the U.S. District Court for the Central District of California relating to FIGS, Inc.’s (FIGS) approximately $668 million May 2021 initial public offering and approximately $413 million September 2021 secondary equity offering. In addition to the underwriters, the defendants include FIGS, certain of its officers and directors and certain of its shareholders. GS&Co. underwrote 9,545,073 shares of common stock in the May 2021 initial public offering representing an aggregate offering price of approximately $210 million and 3,179,047 shares of common stock in the September 2021 secondary equity offering representing an aggregate offering price of approximately $128 million. On April 10, 2023, the plaintiffs filed a consolidated complaint, and on January 17, 2024, the court granted the defendants’ motions to dismiss the consolidated complaint with leave to amend. On March 19, 2024, the plaintiffs filed a first amended complaint, and on January 10, 2025, the court granted in part and denied in part the defendants’ motions to dismiss the first amended complaint with leave to amend, resulting in the dismissal of all claims against the underwriter defendants, including GS&Co. On February 10, 2025, the plaintiffs appealed to the U.S. Court of Appeals for the Ninth Circuit.
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
Olaplex Holdings, Inc. GS&Co. is among the underwriters named as defendants in a putative securities class action filed on April 28, 2023 in the U.S. District Court for the Central District of California relating to Olaplex Holdings, Inc.’s (Olaplex) approximately $1.8 billion September 2021 initial public offering of common stock. In addition to the underwriters, the defendants include Olaplex, certain of its officers and directors and selling shareholders. GS&Co. underwrote 19,419,420 shares of common stock representing an aggregate offering price of approximately $408 million. On June 22, 2023, the plaintiffs filed a revised consolidated complaint, and on February 7, 2025, the court granted in part and denied in part the defendants’ motions to dismiss the revised consolidated complaint, resulting in the dismissal of all claims against the underwriter defendants, including GS&Co.

226	Goldman Sachs 2024 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

agilon health, inc. GS&Co. is among the underwriters named as defendants in putative securities class actions filed beginning on March 19, 2024 and consolidated in the U.S. District Court for the Western District of Texas, relating to agilon health, inc.’s (agilon) approximately $1.2 billion April 2021 initial public offering, approximately $587 million September 2021 secondary equity offering and approximately $1.8 billion May 2023 secondary equity offering. In addition to the underwriters, the defendants include agilon, certain of its officers and directors and certain of its shareholders. GS&Co. underwrote 10,631,949 shares of common stock in the April 2021 initial public offering representing an aggregate offering price of approximately $245 million, 3,759,588 shares of common stock in the September 2021 secondary equity offering representing an aggregate offering price of approximately $113 million and 26,879,772 shares of common stock in the May 2023 secondary equity offering, of which 2,731,638 shares were purchased by agilon, representing an aggregate offering price of approximately $519 million sold to third parties. On September 6, 2024, the plaintiffs filed a consolidated complaint, and on November 8, 2024, the defendants moved to dismiss the consolidated complaint.
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

Goldman Sachs 2024 Form 10-K	227

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

Commodities-Related Litigation
GSI is among the defendants named in putative class actions relating to trading in platinum and palladium, filed beginning on November 25, 2014 and most recently amended on May 15, 2017, in the U.S. District Court for the Southern District of New York. The amended complaint generally alleges that the defendants violated federal antitrust laws and the Commodity Exchange Act in connection with an alleged conspiracy to manipulate a benchmark for physical platinum and palladium prices and seek declaratory and injunctive relief, as well as treble damages in an unspecified amount. On March 29, 2020, the court granted the defendants’ motions to dismiss and for reconsideration, resulting in the dismissal of all claims, and on February 27, 2023, the U.S. Court of Appeals for the Second Circuit reversed the district court’s dismissal of certain plaintiffs’ antitrust claims and vacated the district court’s dismissal of the plaintiffs’ Commodity Exchange Act claim. On April 12, 2023, the defendants’ petition for rehearing or rehearing en banc with the U.S. Court of Appeals for the Second Circuit was denied. On July 21, 2023, the defendants filed a motion for judgment on the pleadings. On January 17, 2025, the court approved a settlement to resolve this action. The firm has paid the full amount of its contribution to the settlement.
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

228	Goldman Sachs 2024 Form 10-K

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

Consumer Investigation and Review
The firm has been cooperating with the CFPB and other governmental bodies relating to investigations and/or inquiries concerning GS Bank USA’s credit card account management practices and is providing information regarding the application of refunds, crediting of nonconforming payments, billing error resolution, advertisements, reporting to credit bureaus, and any other consumer-related information requested by them, and GS Bank USA has entered into a consent order, without admitting or denying the findings, to resolve the CFPB’s investigation. The consent order requires a $45 million penalty, approximately $20 million in restitution (to be offset by restitution GS Bank USA has already provided to consumers), and certain non-monetary remedial measures. The firm has paid the full amount of the settlement.
Regulatory Investigations and Reviews and Related Litigation
Group Inc. and certain of its affiliates are subject to a number of other investigations and reviews by, and, in some cases, have received subpoenas and requests for documents and information from, various governmental and regulatory bodies and self-regulatory organizations and litigation and shareholder requests relating to various matters relating to the firm’s businesses and operations, including:
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
•Consumer lending, as well as residential mortgage lending, servicing and securitization, and compliance with related consumer laws;

Goldman Sachs 2024 Form 10-K	229

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
The firm recognizes the funded status of its defined benefit pension and postretirement plans, measured as the difference between the fair value of the plan assets and the benefit obligation, in the consolidated balance sheets. As of December 2024, other assets included $73 million (related to overfunded pension plans) and other liabilities included $344 million related to these plans. As of December 2023, other assets included $93 million (related to overfunded pension plans) and other liabilities included $449 million related to these plans.
Defined Contribution Plans
The firm contributes to employer-sponsored U.S. and non-U.S. defined contribution plans. The firm’s contribution to these plans was $382 million for 2024, $377 million for 2023 and $378 million for 2022.

230	Goldman Sachs 2024 Form 10-K

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
The firm generally issues new shares of common stock upon delivery of share-based awards. In limited cases, as outlined in the applicable award agreements, the firm may cash settle share-based awards accounted for as equity instruments. For these awards, additional paid-in capital is adjusted to the extent of the difference between the value of the award at the time of cash settlement and the grant-date value of the award. The tax effect related to the settlement of share-based awards and payments of dividend equivalents is recorded in income tax benefit or expense.
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

As of December 2024, 55.7 million shares were available to be delivered pursuant to awards granted under the 2021 SIP. If any shares of common stock underlying awards granted under the 2021 SIP or awards granted under predecessor stock incentive plans are not delivered because such awards are forfeited, terminated or canceled, or if shares of common stock underlying such awards are surrendered or withheld to satisfy any obligation of the grantee (including taxes), those shares will become available to be delivered pursuant to awards granted under the 2021 SIP. Shares available to be delivered under the 2021 SIP also are subject to adjustment for certain events or changes in corporate structure as provided under the 2021 SIP. The 2021 SIP is scheduled to terminate on the date of the 2025 Annual Meeting of Shareholders.
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

Goldman Sachs 2024 Form 10-K	231

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The table below presents the 2024 activity related to stock settled RSUs.

			Weighted Average
			Grant-Date Fair Value of
	Restricted Stock		Restricted Stock
	Units Outstanding		Units Outstanding
	Future	No Future	Future	No Future
	Service	Service	Service	Service
	Required	Required	Required	Required
Beginning balance	4,379,141	15,306,921	$310.31	$304.37
Granted	2,795,500	4,302,501	$381.27	$354.89
Forfeited	(585,760)	(418,815)	$291.64	$321.77
Delivered	–	(8,502,057)	$–	$301.08
Vested	(3,103,014)	3,103,014	$339.86	$339.86
Ending balance	3,485,867	13,791,564	$344.05	$329.61
In the table above:
•The weighted average grant-date fair value of RSUs granted was $365.28 during 2024, $329.23 during 2023 and $316.98 during 2022. The grant-date fair value of these RSUs included an average liquidity discount of 3.9% during 2024, 4.5% during 2023 and 6.0% during 2022, to reflect post-vesting and delivery transfer restrictions, generally of 1 year for each of 2024, 2023 and 2022. In addition, delivered RSUs include RSUs that have been settled in cash.
•The aggregate fair value of awards that vested was $3.15 billion during 2024, $2.47 billion during 2023 and $3.91 billion during 2022.
•The ending balance included restricted stock subject to future service requirements of 4,579 shares as of December 2024 and 347,240 shares as of December 2023.
•The ending balance included RSUs subject to future service requirements and performance or market conditions of 466,731 RSUs as of December 2024 and 617,655 RSUs as of December 2023, and the maximum amount of such RSUs that may be earned was 700,097 RSUs as of December 2024 and 913,551 RSUs as of December 2023.
•The ending balance also included RSUs not subject to future service requirements but subject to performance conditions of 1,587,795 RSUs as of December 2024 and 1,620,470 RSUs as of December 2023, and the maximum amount of such RSUs that may be earned was 2,381,693 RSUs as of December 2024 and 2,430,705 RSUs as of December 2023.

In relation to 2024 year-end, during the first quarter of 2025, the firm granted to its employees 5.0 million RSUs (of which 1.5 million RSUs require future service as a condition for delivery of the related shares of common stock). These RSUs are subject to additional conditions as outlined in the award agreements. Shares underlying these RSUs, net of required withholding tax, generally are delivered over a three-year period and are generally subject to a one-year post-vesting and delivery transfer restriction. These awards are not included in the table above.
As of December 2024, there was $630 million of total unrecognized compensation cost related to non-vested share-based awards. This cost is expected to be recognized over a weighted average period of 1.70 years. In addition, there is unrecognized compensation cost related to share-based awards subject to performance conditions. The maximum payout related to these awards is $299 million. This cost is expected to be recognized over a weighted average period of 0.65 years.
The table below presents the share-based compensation and the related excess tax benefit.

	Year Ended December
$ in millions	2024	2023	2022
Share-based compensation	$2,772	$2,098	$4,107
Excess net tax benefit for share-based awards	$213	$198	$324
In the table above, excess net tax benefit for share-based awards includes the net tax benefit on dividend equivalents paid on RSUs and the delivery of common stock underlying share-based awards.
Overrides
The firm shares a portion of its overrides related to investment management services with approximately 900 employees, including with the firm’s executive officers. The fair value of these overrides is recognized as compensation expense over the vesting period. Such expense was $376 million for 2024, $407 million for 2023 and $493 million for 2022.

232	Goldman Sachs 2024 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 30.
Parent Company
Group Inc. – Condensed Statements of Earnings

	Year Ended December
$ in millions	2024	2023	2022
Revenues
Dividends from subsidiaries and other affiliates:
Bank	$62	$58	$101
Nonbank	9,021	11,499	6,243
Other revenues	(1,214)	(1,965)	(3,590)
Total non-interest revenues	7,869	9,592	2,754
Interest income	20,533	18,839	8,367
Interest expense	23,527	21,479	9,428
Net interest loss	(2,994)	(2,640)	(1,061)
Total net revenues	4,875	6,952	1,693
Operating expenses
Compensation and benefits	676	287	328
Other expenses	693	219	685
Total operating expenses	1,369	506	1,013
Pre-tax earnings	3,506	6,446	680
Benefit for taxes	(1,617)	(1,070)	(1,398)
Undistributed earnings of subsidiaries
and other affiliates	9,153	1,000	9,183
Net earnings	14,276	8,516	11,261
Preferred stock dividends	751	609	497
Net earnings applicable to common shareholders	$13,525	$7,907	$10,764
Supplemental Disclosures:
In the condensed statements of earnings above, revenues and expenses included the following with subsidiaries and other affiliates:
•Dividends from bank subsidiaries included cash dividends of $62 million for 2024, $58 million for 2023 and $97 million for 2022.
•Dividends from nonbank subsidiaries and other affiliates included cash dividends of $9.02 billion for 2024, $11.49 billion for 2023 and $6.14 billion for 2022.
•Other revenues included $(1.72) billion for 2024, $(892) million for 2023 and $(3.34) billion for 2022.
•Interest income included $17.65 billion for 2024, $16.82 billion for 2023 and $7.47 billion for 2022.
•Interest expense included $11.91 billion for 2024, $9.94 billion for 2023 and $3.80 billion for 2022.
•Other expenses included $104 million for 2024, $105 million for 2023 and $116 million for 2022.
Group Inc.’s other comprehensive income/(loss) was $216 million for 2024, $92 million for 2023 and $(942) million for 2022.

Group Inc. – Condensed Balance Sheets

	As of December
$ in millions	2024	2023
Assets
Cash and cash equivalents:
With third-party banks	$19	$35
With subsidiary bank	2	7
Loans to and receivables from subsidiaries:
Bank	5,738	1,833
Nonbank ($15,494 and $4,813 at fair value)	282,580	286,688
Investments in subsidiaries and other affiliates:
Bank	63,427	55,164
Nonbank	77,362	78,591
Trading assets (at fair value)	438	3,197
Investments ($35,205 and $22,443 at fair value)	80,697	79,300
Other assets	8,300	7,408
Total assets	$518,563	$512,223

Liabilities and shareholders’ equity
Repurchase agreements with subsidiaries (at fair value)	$78,145	$78,776
Secured borrowings with subsidiaries	28,151	19,233
Payables to subsidiaries	1,803	568
Trading liabilities (at fair value)	1,107	898
Unsecured short-term borrowings:
With third parties ($4,583 and $4,721 at fair value)	22,409	31,833
With subsidiaries	3,526	5,710
Unsecured long-term borrowings:
With third parties ($29,051 and $28,966 at fair value)	167,523	175,335
With subsidiaries	89,883	79,316
Other liabilities	4,020	3,649
Total liabilities	396,567	395,318
Commitments, contingencies and guarantees
Shareholders' equity
Preferred stock	13,253	11,203
Common stock	9	9
Share-based awards	5,148	5,121
Additional paid-in capital	61,376	60,247
Retained earnings	153,412	143,688
Accumulated other comprehensive loss	(2,702)	(2,918)
Stock held in treasury, at cost	(108,500)	(100,445)
Total shareholders’ equity	121,996	116,905
Total liabilities and shareholders’ equity	$518,563	$512,223
Supplemental Disclosures:
Goldman Sachs Funding LLC, a wholly-owned, direct subsidiary of Group Inc., has provided Group Inc. with a committed line of credit that allows Group Inc. to draw sufficient funds to meet its cash needs in the ordinary course of business.
Trading assets included derivative contracts with subsidiaries of $261 million as of December 2024 and $155 million as of December 2023.
Trading liabilities included derivative contracts with subsidiaries of $1.11 billion as of December 2024 and $898 million as of December 2023.
As of December 2024, unsecured long-term borrowings with subsidiaries by maturity date are $87.66 billion in 2026, $160 million in 2027, $224 million in 2028, $243 million in 2029 and $1.60 billion in 2030-thereafter.

Goldman Sachs 2024 Form 10-K	233

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Group Inc. – Condensed Statements of Cash Flows

	Year Ended December
$ in millions	2024	2023	2022
Cash flows from operating activities
Net earnings	$14,276	$8,516	$11,261
Adjustments to reconcile net earnings to net
cash provided by operating activities:
Undistributed earnings of subsidiaries
and other affiliates	(9,153)	(1,000)	(9,183)
Depreciation and amortization	25	13	9
Deferred income taxes	(844)	(380)	(1,523)
Share-based compensation	361	(11)	378
Changes in operating assets and liabilities:
Collateralized transactions (excluding
secured borrowings, net)	(631)	11,937	66,839
Trading assets	3,685	7,620	(23,451)
Trading liabilities	209	(1,646)	1,428
Other, net	5,090	(221)	5,933
Net cash provided by operating activities	13,018	24,828	51,691
Cash flows from investing activities
Purchase of property, leasehold
improvements and equipment	(55)	(48)	(64)
Repayments/(issuances) of short-term loans
to subsidiaries, net	9,578	3,145	2,210
Issuance of term loans to subsidiaries	(22,275)	(25,473)	(1,859)
Repayments of term loans by subsidiaries	12,626	921	2,311
Purchase of investments	(30,473)	(25,904)	(47,247)
Sales/paydowns of investments	30,239	17,801	3,162
Capital distributions from/(contributions to)
subsidiaries, net	127	1,205	(5,665)
Net cash used for investing activities	(233)	(28,353)	(47,152)
Cash flows from financing activities
Secured borrowings with subsidiary, net	8,518	3,810	(36,389)
Unsecured short-term borrowings, net:
With third parties	(54)	87	13
With subsidiaries	8,152	19,314	27,803
Issuance of unsecured long-term borrowings	77,389	127,728	78,803
Repayment of unsecured long-term borrowings	(94,943)	(136,618)	(65,960)
Preferred stock redemption	(2,200)	(1,000)	–
Common stock repurchased	(8,000)	(5,796)	(3,500)
Settlement of share-based awards in
satisfaction of withholding tax requirements	(1,331)	(1,345)	(1,595)
Dividends and dividend equivalents paid on
stock and share-based awards	(4,497)	(4,189)	(3,682)
Issuance of preferred stock, net of costs	4,239	1,496	–
Other financing, net	(79)	(1)	–
Net cash provided by/(used for) financing activities	(12,806)	3,486	(4,507)
Net increase/(decrease) in cash and cash equivalents	(21)	(39)	32
Cash and cash equivalents, beginning balance	42	81	49
Cash and cash equivalents, ending balance	$21	$42	$81

Supplemental Disclosures:
Cash payments for interest, net of capitalized interest, were $22.43 billion for 2024, $20.53 billion for 2023 and $8.54 billion for 2022, and included $11.60 billion for 2024, $9.40 billion for 2023 and $3.55 billion for 2022 of payments to subsidiaries.
Cash payments for income taxes, net, were $1.29 billion for 2024, $671 million for 2023 and $2.59 billion for 2022.
There were no material non-cash activities during the year ended December 2024.
Non-cash activities during the year ended December 2023:
•Group Inc. exchanged $1.42 billion of equity investment in its wholly-owned subsidiaries for loans.
Non-cash activities during the year ended December 2022:
•Group Inc. issued $1.75 billion of equity in connection with the acquisition of GreenSky. Upon closing of the transaction, GreenSky became a wholly-owned subsidiary of GS Bank USA.

234	Goldman Sachs 2024 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Supplemental Financial Information
Common Stock Performance
The graph and table below compare the performance of an investment in the firm’s common stock from December 31, 2019 (the last trading day before the firm’s 2020 fiscal year) through December 31, 2024, with the S&P 500 Index (S&P 500) and the S&P 500 Financials Index (S&P 500 Financials).

	As of December
	2019	2020	2021	2022	2023	2024
Group Inc.	$100.00	$117.48	$173.39	$159.76	$185.18	$281.53
S&P 500	$100.00	$118.39	$152.34	$124.72	$157.48	$196.85
S&P 500 Financials	$100.00	$98.24	$132.50	$118.49	$132.83	$173.34
The graph and table above assume $100 was invested on December 31, 2019 in each of the firm’s common stock, the S&P 500 and the S&P 500 Financials, and the dividends were reinvested without payment of any commissions. The performance shown represents past performance and should not be considered an indication of future performance.

Statistical Disclosures
Distribution of Assets, Liabilities and Shareholders’ Equity
The tables below present information about average balances, interest and average interest rates.

	Average Balance for the
	Year Ended December
$ in millions	2024	2023	2022
Assets
U.S.	$110,144	$129,718	$151,152
Non-U.S.	96,783	127,250	107,843
Deposits with banks	206,927	256,968	258,995
U.S.	242,469	214,772	241,968
Non-U.S.	148,594	158,347	169,621
Collateralized agreements	391,063	373,119	411,589
U.S.	288,793	205,013	165,331
Non-U.S.	196,305	146,655	123,332
Trading assets	485,098	351,668	288,663
U.S.	151,248	123,828	97,221
Non-U.S.	14,625	15,003	14,696
Investments	165,873	138,831	111,917
U.S.	168,198	156,349	144,781
Non-U.S.	16,514	19,112	22,067
Loans	184,712	175,461	166,848
U.S.	81,030	85,373	95,513
Non-U.S.	57,549	55,043	64,301
Other interest-earning assets	138,579	140,416	159,814
Interest-earning assets	1,572,252	1,436,463	1,397,826
Cash and due from banks	5,681	6,372	7,715
Other non-interest-earning assets	100,915	109,042	137,418
Assets	$1,678,848	$1,551,877	$1,542,959

Liabilities
U.S.	$332,750	$307,686	$302,678
Non-U.S.	96,184	82,321	74,662
Interest-bearing deposits	428,934	390,007	377,340
U.S.	202,997	154,341	107,008
Non-U.S.	113,693	93,697	83,783
Collateralized financings	316,690	248,038	190,791
U.S.	58,696	62,254	80,950
Non-U.S.	79,147	76,057	83,657
Trading liabilities	137,843	138,311	164,607
U.S.	52,398	47,878	34,322
Non-U.S.	35,746	27,166	28,675
Short-term borrowings	88,144	75,044	62,997
U.S.	193,173	197,442	221,598
Non-U.S.	54,435	45,611	37,656
Long-term borrowings	247,608	243,053	259,254
U.S.	145,407	149,883	166,200
Non-U.S.	88,223	94,915	98,130
Other interest-bearing liabilities	233,630	244,798	264,330
Interest-bearing liabilities	1,452,849	1,339,251	1,319,319
Non-interest-bearing deposits	5,029	4,733	4,811
Other non-interest-bearing liabilities	101,766	91,194	102,839
Liabilities	1,559,644	1,435,178	1,426,969
Shareholders’ equity
Preferred stock	12,430	10,895	10,703
Common stock	106,774	105,804	105,287
Shareholders’ equity	119,204	116,699	115,990
Liabilities and shareholders’ equity	$1,678,848	$1,551,877	$1,542,959
Percentage attributable to non-U.S. operations
Interest-earning assets	33.73%	36.30%	35.90%
Interest-bearing liabilities	32.17%	31.34%	30.82%

Goldman Sachs 2024 Form 10-K	235

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Supplemental Financial Information

	Interest for the
	Year Ended December
$ in millions	2024	2023	2022
Assets
U.S.	$5,861	$7,074	$2,793
Non-U.S.	3,421	3,875	440
Deposits with banks	9,282	10,949	3,233
U.S.	13,947	11,301	3,463
Non-U.S.	5,948	5,104	1,005
Collateralized agreements	19,895	16,405	4,468
U.S.	9,459	5,717	3,362
Non-U.S.	4,857	2,743	1,725
Trading assets	14,316	8,460	5,087
U.S.	5,333	3,055	1,656
Non-U.S.	665	801	543
Investments	5,998	3,856	2,199
U.S.	14,814	13,332	7,967
Non-U.S.	1,348	1,573	1,092
Loans	16,162	14,905	9,059
U.S.	9,431	8,266	3,236
Non-U.S.	6,313	5,674	1,742
Other interest-earning assets	15,744	13,940	4,978
Interest-earning assets	$81,397	$68,515	$29,024
Liabilities
U.S.	$15,800	$13,658	$4,959
Non-U.S.	4,482	3,352	864
Interest-bearing deposits	20,282	17,010	5,823
U.S.	11,953	8,750	2,027
Non-U.S.	5,409	3,955	781
Collateralized financings	17,362	12,705	2,808
U.S.	1,319	969	872
Non-U.S.	1,592	1,484	1,051
Trading liabilities	2,911	2,453	1,923
U.S.	1,745	1,200	408
Non-U.S.	367	122	133
Short-term borrowings	2,112	1,322	541
U.S.	10,728	10,838	5,570
Non-U.S.	282	246	146
Long-term borrowings	11,010	11,084	5,716
U.S.	11,870	11,228	2,356
Non-U.S.	7,794	6,362	2,179
Other interest-bearing liabilities	19,664	17,590	4,535
Interest-bearing liabilities	$73,341	$62,164	$21,346
Net interest income
U.S.	$5,430	$2,102	$6,285
Non-U.S.	2,626	4,249	1,393
Net interest income	$8,056	$6,351	$7,678

	Average Rate for the
	Year Ended December
	2024	2023	2022
Assets
U.S.	5.32%	5.45%	1.85%
Non-U.S.	3.53%	3.05%	0.41%
Deposits with banks	4.49%	4.26%	1.25%
U.S.	5.75%	5.26%	1.43%
Non-U.S.	4.00%	3.22%	0.59%
Collateralized agreements	5.09%	4.40%	1.09%
U.S.	3.28%	2.79%	2.03%
Non-U.S.	2.47%	1.87%	1.40%
Trading assets	2.95%	2.41%	1.76%
U.S.	3.53%	2.47%	1.70%
Non-U.S.	4.55%	5.34%	3.69%
Investments	3.62%	2.78%	1.96%
U.S.	8.81%	8.53%	5.50%
Non-U.S.	8.16%	8.23%	4.95%
Loans	8.75%	8.49%	5.43%
U.S.	11.64%	9.68%	3.39%
Non-U.S.	10.97%	10.31%	2.71%
Other interest-earning assets	11.36%	9.93%	3.11%
Interest-earning assets	5.18%	4.77%	2.08%
Liabilities
U.S.	4.75%	4.44%	1.64%
Non-U.S.	4.66%	4.07%	1.16%
Interest-bearing deposits	4.73%	4.36%	1.54%
U.S.	5.89%	5.67%	1.89%
Non-U.S.	4.76%	4.22%	0.93%
Collateralized financings	5.48%	5.12%	1.47%
U.S.	2.25%	1.56%	1.08%
Non-U.S.	2.01%	1.95%	1.26%
Trading liabilities	2.11%	1.77%	1.17%
U.S.	3.33%	2.51%	1.19%
Non-U.S.	1.03%	0.45%	0.46%
Short-term borrowings	2.40%	1.76%	0.86%
U.S.	5.55%	5.49%	2.51%
Non-U.S.	0.52%	0.54%	0.39%
Long-term borrowings	4.45%	4.56%	2.20%
U.S.	8.16%	7.49%	1.42%
Non-U.S.	8.83%	6.70%	2.22%
Other interest-bearing liabilities	8.42%	7.19%	1.72%
Interest-bearing liabilities	5.05%	4.64%	1.62%
Interest rate spread	0.13%	0.13%	0.46%
U.S.	0.52%	0.23%	0.70%
Non-U.S.	0.50%	0.81%	0.28%
Net yield on interest-earning assets	0.51%	0.44%	0.55%
In the tables above:
•Assets, liabilities and interest are classified as U.S. and non-U.S. based on the location of the legal entity in which the assets and liabilities are held.
•Derivative instruments and commodities are included in other non-interest-earning assets and other non-interest-bearing liabilities.
•Average collateralized agreements included $188.06 billion of resale agreements and $203.00 billion of securities borrowed for 2024, $179.35 billion of resale agreements and $193.77 billion of securities borrowed for 2023, and $216.73 billion of resale agreements and $194.86 billion of securities borrowed for 2022.
•Other interest-earning assets primarily consists of certain receivables from customers and counterparties.

236	Goldman Sachs 2024 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Supplemental Financial Information
•Collateralized financings included $252.88 billion of repurchase agreements and $63.81 billion of securities loaned for 2024, $198.26 billion of repurchase agreements and $49.78 billion of securities loaned for 2023, and $150.23 billion of repurchase agreements and $40.56 billion of securities loaned for 2022.
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

	Year Ended December 2024
	versus December 2023
	Increase (decrease)
	due to change in:
$ in millions	Volume	Rate	Net Change
Interest-earning assets
U.S.	$(1,042)	$(171)	$(1,213)
Non-U.S.	(1,077)	623	(454)
Deposits with banks	(2,119)	452	(1,667)
U.S.	1,593	1,053	2,646
Non-U.S.	(390)	1,234	844
Collateralized agreements	1,203	2,287	3,490
U.S.	2,744	998	3,742
Non-U.S.	1,228	886	2,114
Trading assets	3,972	1,884	5,856
U.S.	967	1,311	2,278
Non-U.S.	(17)	(119)	(136)
Investments	950	1,192	2,142
U.S.	1,044	438	1,482
Non-U.S.	(212)	(13)	(225)
Loans	832	425	1,257
U.S.	(505)	1,670	1,165
Non-U.S.	275	364	639
Other interest-earning assets	(230)	2,034	1,804
Change in interest income	4,608	8,274	12,882
Interest-bearing liabilities
U.S.	1,190	952	2,142
Non-U.S.	646	484	1,130
Interest-bearing deposits	1,836	1,436	3,272
U.S.	2,865	338	3,203
Non-U.S.	951	503	1,454
Collateralized financings	3,816	841	4,657
U.S.	(80)	430	350
Non-U.S.	62	46	108
Trading liabilities	(18)	476	458
U.S.	151	394	545
Non-U.S.	88	157	245
Short-term borrowings	239	551	790
U.S.	(237)	127	(110)
Non-U.S.	46	(10)	36
Long-term borrowings	(191)	117	(74)
U.S.	(365)	1,007	642
Non-U.S.	(591)	2,023	1,432
Other interest-bearing liabilities	(956)	3,030	2,074
Change in interest expense	4,726	6,451	11,177
Change in net interest income	$(118)	$1,823	$1,705

	Year Ended December 2023
	versus December 2022
	Increase (decrease)
	due to change in:
$ in millions	Volume	Rate	Net Change
Interest-earning assets
U.S.	$(1,169)	$5,450	$4,281
Non-U.S.	591	2,844	3,435
Deposits with banks	(578)	8,294	7,716
U.S.	(1,431)	9,269	7,838
Non-U.S.	(363)	4,462	4,099
Collateralized agreements	(1,794)	13,731	11,937
U.S.	1,107	1,248	2,355
Non-U.S.	436	582	1,018
Trading assets	1,543	1,830	3,373
U.S.	656	743	1,399
Non-U.S.	16	242	258
Investments	672	985	1,657
U.S.	986	4,379	5,365
Non-U.S.	(243)	724	481
Loans	743	5,103	5,846
U.S.	(982)	6,012	5,030
Non-U.S.	(954)	4,886	3,932
Other interest-earning assets	(1,936)	10,898	8,962
Change in interest income	(1,350)	40,841	39,491
Interest-bearing liabilities
U.S.	222	8,477	8,699
Non-U.S.	312	2,176	2,488
Interest-bearing deposits	534	10,653	11,187
U.S.	2,683	4,040	6,723
Non-U.S.	418	2,756	3,174
Collateralized financings	3,101	6,796	9,897
U.S.	(291)	388	97
Non-U.S.	(148)	581	433
Trading liabilities	(439)	969	530
U.S.	340	452	792
Non-U.S.	(7)	(4)	(11)
Short-term borrowings	333	448	781
U.S.	(1,326)	6,594	5,268
Non-U.S.	43	57	100
Long-term borrowings	(1,283)	6,651	5,368
U.S.	(1,222)	10,094	8,872
Non-U.S.	(215)	4,398	4,183
Other interest-bearing liabilities	(1,437)	14,492	13,055
Change in interest expense	809	40,009	40,818
Change in net interest income	$(2,159)	$832	$(1,327)

Goldman Sachs 2024 Form 10-K	237

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Supplemental Financial Information
Deposits
The table below presents information about interest-bearing deposits.

	Year Ended December
$ in millions	2024	2023
Average balances
U.S.
Savings and demand	$242,378	$241,356
Time	90,372	66,330
Total U.S.	332,750	307,686
Non-U.S.
Demand	64,678	57,506
Time	31,506	24,815
Total non-U.S.	96,184	82,321
Total	$428,934	$390,007
Average interest rates
U.S.
Savings and demand	4.72%	4.57%
Time	4.81%	3.97%
Total U.S.	4.75%	4.44%
Non-U.S.
Demand	4.53%	3.99%
Time	4.92%	4.26%
Total non-U.S.	4.66%	4.07%
Total	4.73%	4.36%
In the table above, deposits are classified as U.S. and non-U.S. based on the location of the entity in which such deposits are held.
The amount of deposits in U.S. offices held by non-U.S. depositors was $6.06 billion as of December 2024 and $10.34 billion as of December 2023.
The amount of uninsured deposits in U.S. offices was $107.17 billion as of December 2024 and $111.60 billion as of December 2023. These amounts exclude cash collateral on derivatives that is considered by the FDIC when determining uninsured deposits. Such collateral is either netted against the derivative balances or included in payables to customer and counterparties in our consolidated balance sheets.
The amount of uninsured deposits in non-U.S. offices was $65.32 billion as of December 2024 and $69.30 billion as of December 2023.

The table below presents uninsured time deposits by maturity.

	As of December 2024
$ in millions	U.S.	Non-U.S.
3 months or less	$4,999	$11,167
3 to 6 months	3,553	9,449
6 to 12 months	2,760	1,788
Greater than 12 months	711	1,204
Total	$12,023	$23,608
In the table above:
•All U.S. time deposits were in accounts eligible for FDIC insurance and non-U.S. time deposits include deposits in accounts eligible for insurance in their local jurisdictions, as well as deposits in uninsured accounts.
•The insurance limit (for account holders who have both time and other deposits that, in aggregate, exceed the insurance limit) is allocated between time and other deposits based on regulatory methodologies defined by each local jurisdiction.
Loan Portfolio
The table below presents information about gross loans.

	As of December
$ in millions	2024		2023
Corporate	$29,972	15%	$35,874	19%
Commercial real estate	29,789	15%	26,028	14%
Residential real estate	25,969	13%	25,388	13%
Securities-based	16,477	8%	14,621	8%
Other collateralized	75,107	37%	62,225	33%
Consumer:
Installment	70	–	3,298	2%
Credit cards	21,403	11%	19,361	10%
Other	2,079	1%	1,613	1%
Total	$200,866	100%	$188,408	100%

238	Goldman Sachs 2024 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Supplemental Financial Information
Maturities and Interest Rates. The table below presents gross loans by tenor.

	As of December 2024
		More than	More than
	1 year	1 year to	5 years to	More than
$ in millions	or less	5 years	15 years	15 years	Total
Corporate	$2,134	$25,357	$2,480	$1	$29,972
Commercial real estate	4,432	23,845	1,510	2	29,789
Residential real estate	4,999	8,624	132	12,214	25,969
Securities-based	14,778	1,683	16	–	16,477
Other collateralized	25,806	47,133	1,598	570	75,107
Consumer:
Installment	–	70	–	–	70
Credit cards	21,403	–	–	–	21,403
Other	1,060	941	74	4	2,079
Total	$74,612	$107,653	$5,810	$12,791	$200,866
The table below presents the gross loans by tenor and for loans with tenors greater than one year, the distributions of such loans between fixed and floating interest rates.

	As of December 2024
	1 year	More than one year
$ in millions	or less	Fixed-rate	Floating-rate	Total
Corporate	$2,134	$340	$27,498	$29,972
Commercial real estate	4,432	706	24,651	29,789
Residential real estate	4,999	11,923	9,047	25,969
Securities-based	14,778	44	1,655	16,477
Other collateralized	25,806	323	48,978	75,107
Consumer:
Installment	–	–	70	70
Credit cards	21,403	–	–	21,403
Other	1,060	36	983	2,079
Total	$74,612	$13,372	$112,882	$200,866

Allowance for Loan Losses
The table below presents information about the allowance for loan losses.

	As of December
$ in millions	2024	2023
Corporate	$1,033	$1,307
Commercial real estate	637	765
Residential real estate	144	129
Securities-based	1	–
Other collateralized	279	340
Other	5	35
Wholesale	2,099	2,576
Installment	–	23
Credit cards	2,567	2,451
Consumer	2,567	2,474
Total	$4,666	$5,050
The table below presents information about the net charge-off ratio for loans accounted for at amortized cost.

	Net	Average	Net charge-
$ in millions	charge-offs	balance	off ratio
Year Ended December 2024
Wholesale	$48	$164,688	–
Installment	13	155	8.4%
Credit cards	1,354	17,730	7.6%
Consumer	1,367	17,885	7.6%
Total	$1,415	$182,573	0.8%

Year Ended December 2023
Wholesale	$400	$151,834	0.3%
Installment	86	3,721	2.3%
Credit cards	1,062	17,028	6.2%
Consumer	1,148	20,749	5.5%
Total	$1,548	$172,583	0.9%
In the table above, the net charge-off ratio is calculated by dividing the net charge-offs by average gross loans accounted for at amortized cost. Net charge-offs for wholesale loans were not material for 2024 and were primarily related to corporate loans for 2023.

Goldman Sachs 2024 Form 10-K	239

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
There were no changes in or disagreements with accountants on accounting and financial disclosure during the last two years.
Item 9A. Controls and Procedures
As of the end of the period covered by this report, an evaluation was carried out by our management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of the end of the period covered by this report. In addition, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the fourth quarter of our year ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Management’s Report on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm are set forth in Part II, Item 8 of this Form 10-K.
Item 9B. Other Information
Rule 10b5-1 Trading Plans
During the quarter ended December 2024, no directors or executive officers entered into, modified or terminated, contracts, instructions or written plans for the sale or purchase of Group Inc.’s securities that were intended to satisfy the affirmative defense conditions of Rule 10b5-1 or that constituted non-Rule 10b5-1 trading arrangements (as defined in Item 408 of Regulation S-K).
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Information about our executive officers is included in “Business — Information about our Executive Officers” in Part I, Item 1 of this Form 10-K. Information about our directors, including our audit committee and audit committee financial experts and the procedures by which shareholders can recommend director nominees, and our executive officers will be in our definitive Proxy Statement for our 2025 Annual Meeting of Shareholders, which will be filed within 120 days of the end of 2024 (2025 Proxy Statement) and is incorporated in this Form 10-K by reference. Information about our Code of Business Conduct and Ethics, which applies to our senior financial officers, is included in “Business — Available Information” in Part I, Item 1 of this Form 10-K.
We have adopted an insider trading policy governing the purchase, sale and/or other disposition of our securities by our directors, officers and employees and other covered persons, as well as Group Inc. itself, that we believe is reasonably designed to promote compliance with insider trading laws, rules and regulations and New York Stock Exchange listing standards. A copy of our insider trading policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K.
Item 11. Executive Compensation
Information relating to our executive officer and director compensation and the compensation committee of the Board will be in the 2025 Proxy Statement and is incorporated in this Form 10-K by reference.

240	Goldman Sachs 2024 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information relating to security ownership of certain beneficial owners of our common stock and information relating to the security ownership of our management will be in the 2025 Proxy Statement and is incorporated in this Form 10-K by reference.
The table below presents information as of December 31, 2024 regarding securities to be issued pursuant to outstanding restricted stock units (RSUs) and securities remaining available for issuance under our equity compensation plans that were in effect during 2024.

Plan Category	Securities to be Issued Upon Exercise of Outstanding Options and Rights (a)	Weighted Average Exercise Price of Outstanding Options (b)	Securities Available For Future Issuance Under Equity Compensation Plans (c)
Equity compensation plans:
Approved by security holders	18,300,116	N/A	55,703,255
Not approved by security holders	–	–	–
Total	18,300,116		55,703,255
In the table above:
•Securities to be Issued Upon Exercise of Outstanding Options and Rights includes 18,300,116 shares that may be issued pursuant to outstanding RSUs. These awards are subject to vesting and other conditions to the extent set forth in the respective award agreements, and the underlying shares will be delivered net of any required tax withholding. As of December 31, 2024, there were no outstanding options.
•Shares underlying RSUs are deliverable without the payment of any consideration, and therefore the weighted average exercise price is not applicable for these awards.
•Securities Available For Future Issuance Under Equity Compensation Plans represents shares remaining to be issued under our current stock incentive plan (SIP), excluding shares reflected in column (a). If any shares of common stock underlying awards granted under our current SIP or certain of our prior SIPs are not delivered due to forfeiture, termination or cancellation or are surrendered or withheld, those shares will again become available to be delivered under our current SIP. Shares available for grant are also subject to adjustment for certain changes in corporate structure as permitted under our current SIP.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Information regarding certain relationships and related transactions and director independence will be in the 2025 Proxy Statement and is incorporated in this Form 10-K by reference.
Item 14. Principal Accountant Fees and Services
Information regarding principal accountant fees and services will be in the 2025 Proxy Statement and is incorporated in this Form 10-K by reference.
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
2. Exhibits
2.1    Plan of Incorporation (incorporated by reference to Exhibit 2.1 to the Registrant’s Registration Statement on Form S-1 (No. 333-74449)).
3.1    Restated Certificate of Incorporation of The Goldman Sachs Group, Inc., amended as of February 12, 2025 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on February 13, 2025).
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

Goldman Sachs 2024 Form 10-K	241

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
4.12    Seventh Supplemental Indenture, dated as of July 1, 2020, among GS Finance Corp., as issuer, The Goldman Sachs Group, Inc., as guarantor, and The Bank of New York Mellon, as trustee, with respect to the Senior Debt Indenture, dated as of October 10, 2008 (incorporated by reference to Exhibit 4.69 to the Registrant’s Registration Statement on Form S-3 (No. 333-239610), filed on July 1, 2020).
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

242	Goldman Sachs 2024 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
10.1 Amended and Restated The Goldman Sachs Group, Inc. Clawback Policy, effective as of December 1, 2023 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2024).
10.2    The Goldman Sachs Amended and Restated Stock Incentive Plan (2021) (incorporated by reference to Annex C to the Registrant’s Definitive Proxy Statement on Schedule 14A, filed on March 19, 2021). †
10.3    The Goldman Sachs Partner Compensation Plan (incorporated by reference to Exhibit 10.18 to the Registrant’s Registration Statement on Form S-1 (No. 333-74449)). †
10.4    The Goldman Sachs Amended and Restated Restricted Partner Compensation Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended February 24, 2006). †
10.5    Form of Employment Agreement for Participating Managing Directors (incorporated by reference to Exhibit 10.19 to the Registrant’s Registration Statement on Form S-1 (No. 333-75213)). †
10.6    Form of Agreement Relating to Noncompetition and Other Covenants (incorporated by reference to Exhibit 10.20 to the Registrant’s Registration Statement on Form S-1 (No. 333-75213)). †
10.7    Amended and Restated Shareholders’ Agreement, effective as of December 31, 2019, among The Goldman Sachs Group, Inc. and various parties (incorporated by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019).
10.8    Form of Amendment, dated November 27, 2004, to Agreement Relating to Noncompetition and Other Covenants, dated May 7, 1999 (incorporated by reference to Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended November 26, 2004). †
10.9    Form of Non-Employee Director RSU Award Agreement (pre-2015) (incorporated by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014). †
10.10    Ground Lease, dated August 23, 2005, between Battery Park City Authority d/b/a/ Hugh L. Carey Battery Park City Authority, as Landlord, and Goldman Sachs Headquarters LLC, as Tenant (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on August 26, 2005).
10.11    General Guarantee Agreement, dated January 30, 2006, made by The Goldman Sachs Group, Inc. relating to certain obligations of Goldman Sachs & Co. LLC (incorporated by reference to Exhibit 10.45 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended November 25, 2005).
10.12    Goldman Sachs & Co. LLC Executive Life Insurance Policy and Certificate with Metropolitan Life Insurance Company for Participating Managing Directors (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended August 25, 2006). †
10.13    Form of Goldman Sachs & Co. LLC Executive Life Insurance Policy with Pacific Life & Annuity Company for Participating Managing Directors, including policy specifications and form of restriction on Policy Owner’s Rights (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the period ended August 25, 2006). †
10.14    Form of Second Amendment, dated November 25, 2006, to Agreement Relating to Noncompetition and Other Covenants, dated May 7, 1999, as amended effective November 27, 2004 (incorporated by reference to Exhibit 10.51 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended November 24, 2006). †
10.15    Description of PMD Retiree Medical Program (incorporated by reference to Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021). †
10.16    General Guarantee Agreement, dated December 1, 2008, made by The Goldman Sachs Group, Inc. relating to certain obligations of Goldman Sachs Bank USA (incorporated by reference to Exhibit 4.80 to the Registrant’s Post-Effective Amendment No. 2 to Form S‑3, filed on March 19, 2009).
10.17    Form of One-Time RSU Award Agreement (pre-2015) (incorporated by reference to Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014). †
10.18    Amendments to Certain Non-Employee Director Equity Award Agreements (incorporated by reference to Exhibit 10.69 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended November 28, 2008). †

Goldman Sachs 2024 Form 10-K	243

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
10.19    Form of Year-End RSU Award Agreement (not fully vested) (pre-2015) (incorporated by reference to Exhibit 10.36 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014). †
10.20    Form of Year-End RSU Award Agreement (fully vested) (pre-2015) (incorporated by reference to Exhibit 10.37 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014). †
10.21    Form of Year-End RSU Award Agreement (Base and/or Supplemental) (pre-2015) (incorporated by reference to Exhibit 10.38 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014). †
10.22    Form of Year-End Restricted Stock Award Agreement (fully vested) (pre-2015) (incorporated by reference to Exhibit 10.41 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013). †
10.23    Form of Year-End Restricted Stock Award Agreement (Base and/or Supplemental) (pre-2015) (incorporated by reference to Exhibit 10.41 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014). †
10.24    Form of Fixed Allowance RSU Award Agreement (pre-2015) (incorporated by reference to Exhibit 10.43 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014). †
10.25    Form of Deed of Gift (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2010). †
10.26    The Goldman Sachs Long-Term Performance Incentive Plan, dated December 17, 2010 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on December 23, 2010). †
10.27    Form of Performance-Based Restricted Stock Unit Award Agreement (pre-2015) (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on December 23, 2010). †
10.28    Form of Performance-Based Option Award Agreement (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed on December 23, 2010). †
10.29    Form of Performance-Based Cash Compensation Award Agreement (pre-2015) (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, filed on December 23, 2010). †
10.30    Amended and Restated General Guarantee Agreement, dated November 21, 2011, made by The Goldman Sachs Group, Inc. relating to certain obligations of Goldman Sachs Bank USA (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed on November 21, 2011).
10.31    Form of Aircraft Time Sharing Agreement (incorporated by reference to Exhibit 10.61 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011). †
10.32    Form of Non-Employee Director RSU Award Agreement. †
10.33    Form of Non-Employee Director RSU Award Agreement (Cash-Settled)
10.34    Form of One-Time/Year-End RSU Award Agreement. †
10.35    Form of One-Time/Year-End RSU Award Agreement (fully vested). †
10.36    Form of One-Time/Year-End RSU Award Agreement (Base (not fully vested) and/or Supplemental). †
10.37    Form of One-Time/Year-End Short-Term RSU Award Agreement. †
10.38    Form of Year-End Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.46 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020). †
10.39    Form of Year-End Restricted Stock Award Agreement (fully vested) (incorporated by reference to Exhibit 10.53 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017). †
10.40    Form of Year-End Short-Term Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.57 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015). †
10.41    Form of Fixed Allowance Deferred Cash Award Agreement (incorporated by reference to Exhibit 10.59 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015). †
10.42    Form of One-Time/Year-End Performance-Based Restricted Stock Unit Award Agreement (fully vested). †
10.43    Form of One-Time/Year-End Performance-Based Restricted Stock Unit Award Agreement (not fully vested). †

244	Goldman Sachs 2024 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
10.44    Form of Performance-Based Cash Compensation Award Agreement (incorporated by reference to Exhibit 10.61 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015). †
10.45    Form of Signature Card for Equity Awards. †
10.46    Form of Amended and Restated Agreement of Limited Partnership for Participants in the Long Term Executive Carried Interest Incentive Program. †
10.47    Form of Subscription Agreement and Materials for Participants in the Long Term Executive Carried Interest Incentive Program. †
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
19.1    The Goldman Sachs Group, Inc. Firmwide Insider Trading Policy.
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
97.1    The Goldman Sachs Group, Inc. Policy for the Recovery of Erroneously Awarded Compensation, effective as of December 1, 2023 (incorporated by reference to Exhibit 97.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023).
101    Pursuant to Rules 405 and 406 of Regulation S‑T, the following information is formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Statements of Earnings for the years ended December 31, 2024, December 31, 2023 and December 31, 2022, (ii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2024, December 31, 2023 and December 31, 2022, (iii) the Consolidated Balance Sheets as of December 31, 2024 and December 31, 2023, (iv) the Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2024, December 31, 2023 and December 31, 2022, (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2024, December 31, 2023 and December 31, 2022, (vi) the notes to the Consolidated Financial Statements and (vii) the cover page.
104    Cover Page Interactive Data File (formatted in iXBRL in Exhibit 101).
† This exhibit is a management contract or a compensatory plan or arrangement.

Goldman Sachs 2024 Form 10-K	245

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
THE GOLDMAN SACHS GROUP, INC.

By:	/s/	Denis P. Coleman III
Name:		Denis P. Coleman III
Title:		Chief Financial Officer
Date:		February 26, 2025
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/	David Solomon
Name:		David Solomon
Title:		Director, Chairman and Chief Executive
Officer (Principal Executive Officer)
Date:		February 26, 2025

By:	/s/	M. Michele Burns
Name:		M. Michele Burns
Title:		Director
Date:		February 26, 2025

By:	/s/	Mark A. Flaherty
Name:		Mark A. Flaherty
Title:		Director
Date:		February 26, 2025

By:	/s/	Kimberley D. Harris
Name:		Kimberley D. Harris
Title:		Director
Date:		February 26, 2025

By:	/s/	John B. Hess
Name:		John B. Hess
Title:		Director
Date:		February 26, 2025

By:	/s/	Kevin R. Johnson
Name:		Kevin R. Johnson
Title:		Director
Date:		February 26, 2025

By:	/s/	Ellen J. Kullman
Name:		Ellen J. Kullman
Title:		Director
Date:		February 26, 2025

By:	/s/	KC McClure
Name:		KC McClure
Title:		Director
Date:		February 26, 2025

By:	/s/	Lakshmi N. Mittal
Name:		Lakshmi N. Mittal
Title:		Director
Date:		February 26, 2025

By:	/s/	Thomas Montag
Name:		Thomas Montag
Title:		Director
Date:		February 26, 2025

By:	/s/	Peter Oppenheimer
Name:		Peter Oppenheimer
Title:		Director
Date:		February 26, 2025

By:	/s/	Jan E. Tighe
Name:		Jan E. Tighe
Title:		Director
Date:		February 26, 2025

By:	/s/	David A. Viniar
Name:		David A. Viniar
Title:		Director
Date:		February 26, 2025

By:	/s/	John E. Waldron
Name:		John E. Waldron
Title:		Director
Date:		February 26, 2025

By:	/s/	Denis P. Coleman III
Name:		Denis P. Coleman III
Title:		Chief Financial Officer
(Principal Financial Officer)
Date:		February 26, 2025

By:	/s/	Sheara J. Fredman
Name:		Sheara J. Fredman
Title:		Chief Accounting Officer
(Principal Accounting Officer)
Date:		February 26, 2025

246	Goldman Sachs 2024 Form 10-K