Form 10-Q
period 2025-03-31
GOLDMAN SACHS GROUP INC
filed 2025-05-02
CIK 886982

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of April 21, 2025, there were 306,841,128 shares of the registrant’s common stock outstanding.

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2025

Goldman Sachs March 2025 Form 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Earnings
(Unaudited)

	Three Months Ended March
in millions, except per share amounts	2025	2024
Revenues
Investment banking	$1,916	$2,085
Investment management	2,759	2,491
Commissions and fees	1,226	1,077
Market making	5,723	6,094
Other principal transactions	543	1,092
Total non-interest revenues	12,167	12,839

Interest income	19,383	19,555
Interest expense	16,488	18,181
Net interest income	2,895	1,374
Total net revenues	15,062	14,213
Provision for credit losses	287	318
Operating expenses
Compensation and benefits	4,876	4,585
Transaction based	1,850	1,497
Market development	156	153
Communications and technology	506	470
Depreciation and amortization	506	627
Occupancy	233	247
Professional fees	424	384
Other expenses	577	695
Total operating expenses	9,128	8,658

Pre-tax earnings	5,647	5,237
Provision for taxes	909	1,105
Net earnings	4,738	4,132
Preferred stock dividends	155	201
Net earnings applicable to common shareholders	$4,583	$3,931

Earnings per common share
Basic	$14.25	$11.67
Diluted	$14.12	$11.58

Average common shares
Basic	320.8	335.6
Diluted	324.5	339.5

Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended March
$ in millions	2025	2024
Net earnings	$4,738	$4,132
Other comprehensive income/(loss) adjustments, net of tax:
Currency translation	(35)	26
Debt valuation adjustment	232	(556)
Pension and postretirement liabilities	10	16
Available-for-sale securities	420	115
Cash flow hedges	6	–
Other comprehensive income/(loss)	633	(399)
Comprehensive income	$5,371	$3,733

The accompanying notes are an integral part of these consolidated financial statements.

1	Goldman Sachs March 2025 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)

	As of
	March	December
$ in millions	2025	2024
Assets
Cash and cash equivalents	$167,408	$182,092
Collateralized agreements:
Securities purchased under agreements to resell (includes $186,085 and $179,793 at fair value)	186,365	180,062
Securities borrowed (includes $51,751 and $46,902 at fair value)	211,888	194,645
Customer and other receivables (includes $120 and $23 at fair value)	165,086	133,717
Trading assets (at fair value and includes $130,151 and $148,417 pledged as collateral)	595,653	570,555
Investments:
Available-for-sale securities (at fair value; amortized cost of $91,428 and $80,777)	90,667	79,458
Held-to-maturity securities	79,036	78,713
Other investments (includes $24,912 and $25,284 at fair value)	26,026	26,343
Loans (net of allowance of $4,508 and $4,666, and includes $5,508 and $5,460 at fair value)	210,142	196,200
Other assets (includes $196 and $194 at fair value)	33,910	34,187
Total assets	$1,766,181	$1,675,972

Liabilities and shareholders’ equity
Deposits (includes $72,836 and $44,855 at fair value)	$471,134	$433,013
Collateralized financings:
Securities sold under agreements to repurchase (at fair value)	248,997	274,380
Securities loaned (includes $10,729 and $10,246 at fair value)	56,304	56,060
Other secured financings (includes $24,634 and $27,985 at fair value)	24,795	28,150
Customer and other payables	253,799	223,255
Trading liabilities (at fair value)	233,188	202,555
Unsecured short-term borrowings (includes $52,940 and $50,367 at fair value)	70,974	69,709
Unsecured long-term borrowings (includes $100,374 and $89,189 at fair value)	262,896	242,634
Other liabilities (includes $87 and $84 at fair value)	19,794	24,220
Total liabilities	1,641,881	1,553,976
Commitments, contingencies and guarantees
Shareholders’ equity
Preferred stock; aggregate liquidation preference of $15,153 and $13,253	15,153	13,253
Common stock; 931,403,683 and 927,499,667 shares issued, and 307,628,584 and 310,653,708 shares outstanding	9	9
Share-based awards	5,199	5,148
Nonvoting common stock; no shares issued and outstanding	–	–
Additional paid-in capital	61,832	61,376
Retained earnings	157,019	153,412
Accumulated other comprehensive loss	(2,069)	(2,702)
Stock held in treasury, at cost; 623,775,101 and 616,845,961 shares	(112,843)	(108,500)
Total shareholders’ equity	124,300	121,996
Total liabilities and shareholders’ equity	$1,766,181	$1,675,972

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs March 2025 Form 10-Q	2

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Shareholders’ Equity
(Unaudited)

	Three Months Ended March
$ in millions	2025	2024
Preferred stock
Beginning balance	$13,253	$11,203
Issued	1,900	–
Ending balance	15,153	11,203
Common stock
Beginning balance	9	9
Issued	–	–
Ending balance	9	9
Share-based awards
Beginning balance	5,148	5,121
Issuance and amortization of share-based awards	2,426	1,845
Delivery of common stock underlying share-based awards	(2,351)	(2,339)
Forfeiture of share-based awards	(24)	(63)
Ending balance	5,199	4,564
Additional paid-in capital
Beginning balance	61,376	60,247
Delivery of common stock underlying share-based awards	2,313	2,319
Cancellation of share-based awards in satisfaction of withholding tax requirements	(1,851)	(1,252)
Preferred stock issuance costs	(5)	–
Other	(1)	–
Ending balance	61,832	61,314
Retained earnings
Beginning balance	153,412	143,688
Net earnings	4,738	4,132
Dividends and dividend equivalents declared on common stock and share-based awards	(976)	(929)
Dividends declared on preferred stock	(155)	(201)
Ending balance	157,019	146,690
Accumulated other comprehensive income/(loss)
Beginning balance	(2,702)	(2,918)
Other comprehensive income/(loss)	633	(399)
Ending balance	(2,069)	(3,317)
Stock held in treasury, at cost
Beginning balance	(108,500)	(100,445)
Repurchased	(4,360)	(1,500)
Reissued	39	33
Other	(22)	(5)
Ending balance	(112,843)	(101,917)
Total shareholders’ equity	$124,300	$118,546

The accompanying notes are an integral part of these consolidated financial statements.

3	Goldman Sachs March 2025 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March
$ in millions	2025	2024
Cash flows from operating activities
Net earnings	$4,738	$4,132
Adjustments to reconcile net earnings to net cash used for operating activities:
Depreciation and amortization	506	627
Deferred income taxes	154	60
Share-based compensation	2,417	1,844
Provision for credit losses	287	318
Changes in operating assets and liabilities:
Customer and other receivables and payables, net	(907)	(1,807)
Collateralized transactions (excluding other secured financings), net	(48,685)	(236)
Trading assets	(21,266)	(30,120)
Trading liabilities	29,640	800
Loans held for sale, net	(501)	(301)
Other, net	(3,613)	(3,355)
Net cash used for operating activities	(37,230)	(28,038)
Cash flows from investing activities
Purchase of property, leasehold improvements and equipment	(499)	(497)
Proceeds from sales of property, leasehold improvements and equipment	145	399
Net cash received from business dispositions	–	3,622
Available-for-sale securities:
Purchases	(32,532)	(16,850)
Proceeds from sales	22,889	3,020
Proceeds from paydowns and maturities	–	7,479
Held-to-maturity securities:
Purchases	(4,595)	(7,000)
Proceeds from paydowns and maturities	4,572	5,283
Other investments:
Purchases	(2,280)	(1,389)
Proceeds from sales, paydowns and maturities	2,523	1,882
Loans (excluding loans held for sale), net	(12,970)	(3,929)
Net cash used for investing activities	(22,747)	(7,980)
Cash flows from financing activities
Unsecured short-term borrowings, net	2,932	6,274
Other secured financings (short-term), net	(3,821)	495
Proceeds from issuance of other secured financings (long-term)	460	2,201
Repayment of other secured financings (long-term), including the current portion	(600)	(627)
Proceeds from issuance of unsecured long-term borrowings	28,594	13,335
Repayment of unsecured long-term borrowings, including the current portion	(16,540)	(23,106)
Derivative contracts with a financing element, net	906	(13)
Deposits, net	36,332	12,146
Common stock repurchased	(4,360)	(1,500)
Settlement of share-based awards in satisfaction of withholding tax requirements	(1,851)	(1,252)
Dividends and dividend equivalents paid on common stock, preferred stock and share-based awards	(1,115)	(1,123)
Proceeds from issuance of preferred stock, net of issuance costs	1,895	–
Other financing, net	(6)	341
Net cash provided by financing activities	42,826	7,171
Effect of exchange rate changes on cash and cash equivalents	2,467	(3,345)
Net decrease in cash and cash equivalents	(14,684)	(32,192)
Cash and cash equivalents, beginning balance	182,092	241,577
Cash and cash equivalents, ending balance	$167,408	$209,385

Supplemental disclosures:
Cash payments for interest, net of capitalized interest	$15,954	$17,139
Cash payments for income taxes, net	$636	$525
See Notes 12 and 16 for information about non-cash activities.

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs March 2025 Form 10-Q	4

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

Asset & Wealth Management
The firm manages assets and offers investment products across all major asset classes to a diverse set of clients, both institutional and individuals, including through a network of third-party distributors around the world. The firm also provides investing and wealth advisory solutions, including financial planning and counseling, and executing brokerage transactions for wealth management clients. The firm issues loans to wealth management clients and raises deposits through its consumer banking digital platform, Marcus by Goldman Sachs (Marcus), and through its private bank. The firm makes equity investments, which include investing activities related to public and private equity investments in corporate, real estate and infrastructure assets, as well as investments through consolidated investment entities (CIEs), substantially all of which are engaged in real estate investment activities. The firm also makes debt investments, including investing in corporate debt, lending to middle-market clients, and providing financing for real estate and other assets.
Platform Solutions
The firm issues credit cards through partnership arrangements, raises deposits from Apple Card customers and provides transaction banking and other services, such as deposit-taking, payment solutions and other cash management services, for corporate and institutional clients. See Note 9 for information about the General Motors (GM) credit card program.

5	Goldman Sachs March 2025 Form 10-Q

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
These consolidated financial statements are unaudited and should be read in conjunction with the audited consolidated financial statements included in the firm’s Annual Report on Form 10-K for the year ended December 31, 2024. References to “the 2024 Form 10-K” are to the firm’s Annual Report on Form 10-K for the year ended December 31, 2024. Certain disclosures included in the annual financial statements have been condensed or omitted from these financial statements as they are not required for interim financial statements under U.S. GAAP and the rules of the SEC.
These unaudited consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. These adjustments are of a normal, recurring nature. Interim period operating results may not be indicative of the operating results for a full year.
All references to March 2025 and March 2024 refer to the firm’s periods ended, or the dates, as the context requires, March 31, 2025 and March 31, 2024, respectively. All references to December 2024 refer to the date December 31, 2024. Any reference to a future year refers to a year ending on December 31 of that year. Certain reclassifications have been made to previously reported amounts to conform to the current presentation.

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

Fair Value Measurements	Note 4
Fair Value Hierarchy	Note 5
Trading Assets and Liabilities	Note 6
Derivatives and Hedging Activities	Note 7
Investments	Note 8
Loans	Note 9
Fair Value Option	Note 10
Collateralized Agreements and Financings	Note 11
Other Assets	Note 12
Deposits	Note 13
Unsecured Borrowings	Note 14
Other Liabilities	Note 15
Securitization Activities	Note 16
Variable Interest Entities	Note 17
Commitments, Contingencies and Guarantees	Note 18
Shareholders’ Equity	Note 19
Regulation and Capital Adequacy	Note 20
Earnings Per Common Share	Note 21
Transactions with Affiliated Funds	Note 22
Interest Income and Interest Expense	Note 23
Income Taxes	Note 24
Business Segments	Note 25
Credit Concentrations	Note 26
Legal Proceedings	Note 27

Goldman Sachs March 2025 Form 10-Q	6

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

7	Goldman Sachs March 2025 Form 10-Q

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
Revenues from contracts with clients represent approximately 45% of total non-interest revenues for the three months ended March 2025 (including approximately 80% of investment banking revenues, approximately 95% of investment management revenues and all commissions and fees), and approximately 40% of total non-interest revenues for the three months ended March 2024 (including approximately 85% of investment banking revenues, approximately 95% of investment management revenues and all commissions and fees). See Note 25 for information about net revenues by business segment.
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

Goldman Sachs March 2025 Form 10-Q	8

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
The firm is able to determine the future revenues associated with management fees calculated based on committed capital. As of March 2025, substantially all future net revenues associated with such remaining performance obligations will be recognized through 2033. Annual revenues associated with such performance obligations average less than $300 million through 2033.
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
Cash and Cash Equivalents
The firm defines cash equivalents as highly liquid overnight deposits held in the ordinary course of business. Cash and cash equivalents included cash and due from banks of $5.33 billion as of March 2025 and $5.36 billion as of December 2024. Cash and cash equivalents also included interest-bearing deposits with banks of $162.08 billion as of March 2025 and $176.73 billion as of December 2024.
The firm segregates cash for regulatory and other purposes related to client activity. Cash and cash equivalents segregated for regulatory and other purposes were $12.86 billion as of March 2025 and $14.84 billion as of December 2024. In addition, the firm segregates securities for regulatory and other purposes related to client activity. See Note 11 for further information about segregated securities.
Customer and Other Receivables
Customer and other receivables included receivables from customers and counterparties of $102.81 billion as of March 2025 and $92.88 billion as of December 2024, and receivables from brokers, dealers and clearing organizations of $62.28 billion as of March 2025 and $40.84 billion as of December 2024. Such receivables primarily consist of customer margin loans, collateral posted in connection with certain derivative transactions, and receivables resulting from unsettled transactions.
Substantially all of these receivables are accounted for at amortized cost net of any allowance for credit losses, which generally approximates fair value. As these receivables are not accounted for at fair value, they are not included in the firm’s fair value hierarchy in Notes 4 and 5. Had these receivables been included in the firm’s fair value hierarchy, substantially all would have been classified in level 2 as of both March 2025 and December 2024. See Note 10 for further information about customer and other receivables accounted for at fair value under the fair value option. Interest on customer and other receivables is recognized over the life of the transaction and included in interest income.
Customer and other receivables includes receivables from contracts with clients and contract assets. Contract assets represent the firm’s right to receive consideration for services provided in connection with its contracts with clients for which collection is conditional and not merely subject to the passage of time. The firm’s receivables from contracts with clients were $4.19 billion as of March 2025 and $4.08 billion as of December 2024. As of both March 2025 and December 2024, contract assets were not material.

9	Goldman Sachs March 2025 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Customer and Other Payables
Customer and other payables included payables to customers and counterparties of $233.04 billion as of March 2025 and $217.15 billion as of December 2024, and payables to brokers, dealers and clearing organizations of $20.76 billion as of March 2025 and $6.11 billion as of December 2024. Such payables primarily consist of customer credit balances related to the firm’s prime brokerage activities. Customer and other payables are accounted for at cost plus accrued interest, which generally approximates fair value. As these payables are not accounted for at fair value, they are not included in the firm’s fair value hierarchy in Notes 4 and 5. Had these payables been included in the firm’s fair value hierarchy, substantially all would have been classified in level 2 as of both March 2025 and December 2024. Interest on customer and other payables is recognized over the life of the transaction and included in interest expense.
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

Goldman Sachs March 2025 Form 10-Q	10

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
Improvements to Income Tax Disclosures (ASC 740). In December 2023, the FASB issued ASU No. 2023-09, “Improvements to Income Tax Disclosures.” This ASU requires incremental disclosures primarily related to the reconciliation of the statutory income tax rate to the effective tax rate, as well as income taxes paid. This ASU is effective for the firm for annual periods beginning in January 2025 under a prospective approach with the option to apply it retrospectively. Since this ASU only requires additional disclosures, adoption of this ASU will not have an impact on the firm’s financial condition, results of operations or cash flows.
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

11	Goldman Sachs March 2025 Form 10-Q

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

The table below presents financial assets and liabilities carried at fair value.

	As of
	March	December
$ in millions	2025	2024
Total level 1 financial assets	$453,241	$436,298
Total level 2 financial assets	521,624	497,514
Total level 3 financial assets	21,258	20,358
Investments in funds at NAV	2,184	2,547
Counterparty and cash collateral netting	(43,415)	(49,048)
Total financial assets at fair value	$954,892	$907,669

Total assets	$1,766,181	$1,675,972

Total level 3 financial assets divided by:
Total assets	1.2%	1.2%
Total financial assets at fair value	2.2%	2.2%

Total level 1 financial liabilities	$125,800	$100,350
Total level 2 financial liabilities	627,746	611,340
Total level 3 financial liabilities	25,595	25,721
Counterparty and cash collateral netting	(35,356)	(37,750)
Total financial liabilities at fair value	$743,785	$699,661

Total liabilities	$1,641,881	$1,553,976

Total level 3 financial liabilities divided by:
Total liabilities	1.6%	1.7%
Total financial liabilities at fair value	3.4%	3.7%
In the table above:
•Counterparty netting among positions classified in the same level is included in that level.
•Counterparty and cash collateral netting represents the impact on derivatives of netting across levels.
The table below presents a summary of level 3 financial assets.

	As of
	March	December
$ in millions	2025	2024
Trading assets:
Trading cash instruments	$1,014	$1,213
Derivatives	4,841	4,126
Investments	14,549	14,142
Loans	658	683
Other assets	196	194
Total	$21,258	$20,358
Level 3 financial assets as of March 2025 increased compared with December 2024, primarily reflecting an increase in level 3 derivatives. See Note 5 for further information about level 3 financial assets (including information about unrealized gains and losses related to level 3 financial assets and transfers into and out of level 3).

Goldman Sachs March 2025 Form 10-Q	12

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
•Market yields implied by transactions of similar or related assets;
•Transaction prices in both the underlying collateral and instruments with the same or similar underlying collateral; and
•Duration, driven by underlying loan prepayment speeds and residential property liquidation timelines.

13	Goldman Sachs March 2025 Form 10-Q

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

Goldman Sachs March 2025 Form 10-Q	14

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

15	Goldman Sachs March 2025 Form 10-Q

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

Goldman Sachs March 2025 Form 10-Q	16

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Note 5.
Fair Value Hierarchy
Financial assets and liabilities at fair value includes trading cash instruments, derivatives, and certain investments, loans and other financial assets and liabilities at fair value.
Trading Cash Instruments
Fair Value by Level. The table below presents trading cash instruments by level within the fair value hierarchy.

$ in millions	Level 1	Level 2	Level 3	Total
As of March 2025
Assets
Government and agency obligations:
U.S.	$152,043	$78,780	$–	$230,823
Non-U.S.	60,581	29,365	39	89,985
Loans and securities backed by:
Commercial real estate	–	1,217	13	1,230
Residential real estate	–	10,128	55	10,183
Corporate debt instruments	194	54,634	621	55,449
State and municipal obligations	–	903	19	922
Other debt obligations	1	2,701	94	2,796
Equity securities	148,577	1,544	173	150,294
Commodities	–	5,125	–	5,125
Total	$361,396	$184,397	$1,014	$546,807

Liabilities
Government and agency obligations:
U.S.	$(25,443)	$(56)	$–	$(25,499)
Non-U.S.	(44,916)	(3,771)	(3)	(48,690)
Loans and securities backed by:
Commercial real estate	–	(36)	–	(36)
Residential real estate	–	(9)	–	(9)
Corporate debt instruments	(188)	(29,825)	(104)	(30,117)
Other debt obligations	–	(10)	–	(10)
Equity securities	(55,167)	(16)	(26)	(55,209)
Commodities	–	(20)	–	(20)
Total	$(125,714)	$(33,743)	$(133)	$(159,590)

As of December 2024
Assets
Government and agency obligations:
U.S.	$169,121	$66,958	$–	$236,079
Non-U.S.	44,427	25,071	41	69,539
Loans and securities backed by:
Commercial real estate	–	1,450	38	1,488
Residential real estate	–	11,364	57	11,421
Corporate debt instruments	172	46,739	728	47,639
State and municipal obligations	–	529	–	529
Other debt obligations	1	2,236	95	2,332
Equity securities	141,821	1,143	242	143,206
Commodities	–	10,971	12	10,983
Total	$355,542	$166,461	$1,213	$523,216

Liabilities
Government and agency obligations:
U.S.	$(21,181)	$(52)	$–	$(21,233)
Non-U.S.	(37,466)	(3,283)	(3)	(40,752)
Loans and securities backed by:
Commercial real estate	–	(32)	(1)	(33)
Residential real estate	–	(20)	–	(20)
Corporate debt instruments	(75)	(23,755)	(52)	(23,882)
Other debt obligations	–	(72)	–	(72)
Equity securities	(41,528)	(12)	(19)	(41,559)
Commodities	–	(24)	–	(24)
Total	$(100,250)	$(27,250)	$(75)	$(127,575)

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

	As of March 2025		As of December 2024
$ in millions	Amount or Range	Weighted Average	Amount or Range	Weighted Average
Loans and securities backed by real estate
Level 3 assets	$68		$95
Yield	6.7% to 62.2%	15.1%	7.2% to 24.3%	11.5%
Recovery rate	23.3% to 69.2%	51.3%	23.3% to 69.2%	50.9%
Duration (years)	1.4 to 12.5	4.5	1.9 to 12.1	3.7
Corporate debt instruments
Level 3 assets	$621		$728
Yield	1.9% to 22.2%	8.1%	3.0% to 35.9%	13.0%
Recovery rate	4.1% to 69.9%	43.0%	6.8% to 69.0%	53.6%
Duration (years)	1.9 to 12.5	4.7	1.6 to 3.3	2.3
Other
Level 3 assets	$325		$390
Yield	4.2% to 31.1%	13.9%	4.7% to 37.9%	15.2%
Duration (years)	1.3 to 5.6	2.2	1.5 to 3.5	2.4

17	Goldman Sachs March 2025 Form 10-Q

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
•Increases in yield or duration used in the valuation of level 3 trading cash instruments would have resulted in a lower fair value measurement, while an increase in recovery rate would have resulted in a higher fair value measurement as of both March 2025 and December 2024. Due to the distinctive nature of each level 3 trading cash instrument, the interrelationship of inputs is not necessarily uniform within each product type.
•Trading cash instruments are valued using discounted cash flows.

Level 3 Rollforward. The table below presents a summary of the changes in fair value for level 3 trading cash instruments.

	Three Months Ended March
$ in millions	2025	2024
Assets
Beginning balance	$1,213	$1,791
Net realized gains/(losses)	32	35
Net unrealized gains/(losses)	(12)	(7)
Purchases	273	307
Sales	(222)	(264)
Settlements	(312)	(91)
Transfers into level 3	179	185
Transfers out of level 3	(137)	(316)
Ending balance	$1,014	$1,640

Liabilities
Beginning balance	$(75)	$(78)
Net unrealized gains/(losses)	(10)	(19)
Purchases	23	36
Sales	(77)	(39)
Settlements	(1)	6
Transfers into level 3	(7)	(22)
Transfers out of level 3	14	21
Ending balance	$(133)	$(95)
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

Goldman Sachs March 2025 Form 10-Q	18

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
The table below presents information, by product type, for assets included in the summary table above.

	Three Months Ended March
$ in millions	2025	2024
Loans and securities backed by real estate
Beginning balance	$95	$144
Net realized gains/(losses)	1	1
Net unrealized gains/(losses)	1	–
Purchases	1	5
Sales	(2)	(21)
Settlements	(3)	(6)
Transfers into level 3	8	56
Transfers out of level 3	(33)	(15)
Ending balance	$68	$164

Corporate debt instruments
Beginning balance	$728	$1,415
Net realized gains/(losses)	26	21
Net unrealized gains/(losses)	(11)	(8)
Purchases	206	280
Sales	(111)	(173)
Settlements	(295)	(71)
Transfers into level 3	152	60
Transfers out of level 3	(74)	(289)
Ending balance	$621	$1,235

Other
Beginning balance	$390	$232
Net realized gains/(losses)	5	13
Net unrealized gains/(losses)	(2)	1
Purchases	66	22
Sales	(109)	(70)
Settlements	(14)	(14)
Transfers into level 3	19	69
Transfers out of level 3	(30)	(12)
Ending balance	$325	$241
In the table above, other includes government and agency obligations, state and municipal obligations, other debt obligations, equity securities and commodities.

Level 3 Rollforward Commentary for the Three Months Ended March 2025. The net realized and unrealized gains on level 3 trading cash instrument assets of $20 million (reflecting $32 million of net realized gains and $12 million of net unrealized losses) for the three months ended March 2025 included gains/(losses) of $(3) million reported in market making and $23 million reported in interest income.
The drivers of net unrealized losses on level 3 trading cash instrument assets for the three months ended March 2025 were not material.
Transfers into level 3 trading cash instrument assets during the three months ended March 2025 primarily reflected transfers of certain corporate debt instruments from level 2 (principally due to reduced price transparency as a result of a lack of market evidence, including fewer market transactions in these instruments).
The drivers of transfers out of level 3 trading cash instrument assets during the three months ended March 2025 were not material.
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

19	Goldman Sachs March 2025 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Derivatives
Fair Value by Level. The table below presents derivatives on a gross basis by level and product type, as well as the impact of netting.

$ in millions	Level 1	Level 2	Level 3	Total
As of March 2025
Assets
Interest rates	$85	$153,679	$779	$154,543
Credit	–	10,812	2,339	13,151
Currencies	–	77,963	190	78,153
Commodities	–	12,197	1,540	13,737
Equities	29	82,733	806	83,568
Gross fair value	114	337,384	5,654	343,152
Counterparty netting in levels	–	(250,078)	(813)	(250,891)
Subtotal	$114	$87,306	$4,841	$92,261
Cross-level counterparty netting				(883)
Cash collateral netting				(42,532)
Net fair value				$48,846

Liabilities
Interest rates	$(78)	$(118,164)	$(708)	$(118,950)
Credit	–	(10,344)	(980)	(11,324)
Currencies	–	(82,215)	(73)	(82,288)
Commodities	–	(14,600)	(729)	(15,329)
Equities	(8)	(129,937)	(2,009)	(131,954)
Gross fair value	(86)	(355,260)	(4,499)	(359,845)
Counterparty netting in levels	–	250,078	813	250,891
Subtotal	$(86)	$(105,182)	$(3,686)	$(108,954)
Cross-level counterparty netting				883
Cash collateral netting				34,473
Net fair value				$(73,598)

As of December 2024
Assets
Interest rates	$102	$156,054	$580	$156,736
Credit	–	9,249	2,188	11,437
Currencies	–	114,500	174	114,674
Commodities	–	12,134	1,192	13,326
Equities	136	79,301	742	80,179
Gross fair value	238	371,238	4,876	376,352
Counterparty netting in levels	–	(279,215)	(750)	(279,965)
Subtotal	$238	$92,023	$4,126	$96,387
Cross-level counterparty netting				(947)
Cash collateral netting				(48,101)
Net fair value				$47,339

Liabilities
Interest rates	$(92)	$(124,235)	$(692)	$(125,019)
Credit	–	(9,060)	(970)	(10,030)
Currencies	–	(114,488)	(127)	(114,615)
Commodities	–	(14,111)	(414)	(14,525)
Equities	(8)	(126,650)	(1,848)	(128,506)
Gross fair value	(100)	(388,544)	(4,051)	(392,695)
Counterparty netting in levels	–	279,215	750	279,965
Subtotal	$(100)	$(109,329)	$(3,301)	$(112,730)
Cross-level counterparty netting				947
Cash collateral netting				36,803
Net fair value				$(74,980)

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

	As of March 2025		As of December 2024
$ in millions, except inputs	Amount or Range	Average/ Median	Amount or Range	Average/ Median
Interest rates, net	$71		$(112)
Correlation	(10)% to 95%	34%/25%	(10)% to 95%	60%/72%
Volatility (bps)	31 to 151	65/55	31 to 101	63/59
Credit, net	$1,359		$1,218
Credit spreads (bps)	17 to 1,787	179/112	8 to 1,328	134/91
Upfront credit points	(8) to 100	22/12	(10) to 100	24/14
Recovery rates	20% to 70%	42%/40%	20% to 70%	46%/50%
Currencies, net	$117		$47
Correlation	20% to 68%	34%/23%	20% to 68%	34%/23%
Volatility	16% to 17%	17%/17%	17% to 17%	17%/17%
Commodities, net	$811		$778
Volatility	18% to 110%	40%/35%	21% to 120%	37%/33%
Natural gas spread	$(4.67) to $4.62	$(0.39)/$(0.31)	$(2.82) to $3.76	$(0.14)/ $(0.16)
Oil spread	$(5.62) to $25.21	$4.15/$0.47	$(6.42) to $22.10	$1.77/ $(3.80)
Electricity price	$1.34 to $756.02	$56.08/$35.53	$1.89 to $587.75	$52.18/ $32.68
Equities, net	$(1,203)		$(1,106)
Correlation	(70)% to 100%	58%/55%	(75)% to 100%	56%/52%
Volatility	2% to 96%	20%/17%	2% to 101%	15%/12%
In the table above:
•Assets are shown as positive amounts and liabilities are shown as negative amounts.
•Ranges represent the significant unobservable inputs that were used in the valuation of each type of derivative.

Goldman Sachs March 2025 Form 10-Q	20

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

21	Goldman Sachs March 2025 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Level 3 Rollforward. The table below presents a summary of the changes in fair value for level 3 derivatives.

	Three Months Ended March
$ in millions	2025	2024
Total level 3 derivatives, net
Beginning balance	$825	$810
Net realized gains/(losses)	15	(94)
Net unrealized gains/(losses)	612	34
Purchases	88	235
Sales	(491)	(598)
Settlements	114	103
Transfers into level 3	4	(710)
Transfers out of level 3	(12)	289
Ending balance	$1,155	$69
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
The table below presents information, by product type, for derivatives included in the summary table above.

	Three Months Ended March
$ in millions	2025	2024
Interest rates, net
Beginning balance	$(112)	$(439)
Net realized gains/(losses)	49	(83)
Net unrealized gains/(losses)	286	(155)
Purchases	–	81
Sales	(83)	(108)
Settlements	30	176
Transfers into level 3	(98)	(53)
Transfers out of level 3	(1)	212
Ending balance	$71	$(369)

Credit, net
Beginning balance	$1,218	$1,650
Net realized gains/(losses)	(35)	58
Net unrealized gains/(losses)	65	68
Purchases	32	52
Sales	(19)	(33)
Settlements	(64)	(145)
Transfers into level 3	155	(23)
Transfers out of level 3	7	9
Ending balance	$1,359	$1,636

Currencies, net
Beginning balance	$47	$42
Net realized gains/(losses)	(16)	10
Net unrealized gains/(losses)	25	(5)
Purchases	22	1
Sales	(3)	(6)
Settlements	49	(7)
Transfers into level 3	(6)	4
Transfers out of level 3	(1)	37
Ending balance	$117	$76

Commodities, net
Beginning balance	$778	$628
Net realized gains/(losses)	(11)	(63)
Net unrealized gains/(losses)	119	81
Purchases	–	55
Sales	(12)	(9)
Settlements	11	77
Transfers into level 3	(23)	(35)
Transfers out of level 3	(51)	19
Ending balance	$811	$753

Equities, net
Beginning balance	$(1,106)	$(1,071)
Net realized gains/(losses)	28	(16)
Net unrealized gains/(losses)	117	45
Purchases	34	46
Sales	(374)	(442)
Settlements	88	2
Transfers into level 3	(24)	(603)
Transfers out of level 3	34	12
Ending balance	$(1,203)	$(2,027)

Goldman Sachs March 2025 Form 10-Q	22

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Level 3 Rollforward Commentary for the Three Months Ended March 2025. The net realized and unrealized gains on level 3 derivatives of $627 million (reflecting $15 million of net realized gains and $612 million of net unrealized gains) for the three months ended March 2025 included gains of $623 million reported in market making and $4 million reported in other principal transactions.
The net unrealized gains on level 3 derivatives for the three months ended March 2025 primarily reflected gains on certain interest rate derivatives (principally due to a decrease in interest rates), gains on certain commodity derivatives (principally due to an increase in commodity prices) and gains on certain equity derivatives (principally due to a decrease in equity prices).
Transfers into level 3 derivatives during the three months ended March 2025 primarily reflected transfers of certain credit derivative assets from level 2 (principally due to reduced transparency of certain credit spread inputs used to value these instruments), partially offset by transfers of certain interest rate derivative liabilities from level 2 (principally due to certain unobservable volatility inputs becoming significant to the valuation of these instruments).
The drivers of transfers out of level 3 derivatives during the three months ended March 2025 were not material.
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

Transfers into level 3 derivatives during the three months ended March 2024 primarily reflected transfers of certain equity derivative liabilities from level 2 (principally due to certain unobservable inputs becoming significant to the valuation of these instruments).
Transfers out of level 3 derivatives during the three months ended March 2024 primarily reflected transfers of certain interest rate derivative liabilities to level 2 (principally due to certain unobservable volatility inputs no longer being significant to the valuation of these instruments).
Investments
Fair Value by Level. The table below presents investments accounted for at fair value by level within the fair value hierarchy.

$ in millions	Level 1	Level 2	Level 3	Total
As of March 2025
Government and agency obligations:
U.S.	$85,751	$4	$–	$85,755
Non-U.S.	4,912	38	–	4,950
Corporate debt securities	185	2,228	4,696	7,109
Securities backed by real estate	–	34	532	566
Money market instruments	332	1,225	–	1,557
Other debt obligations	22	11	356	389
Equity securities	529	3,575	8,965	13,069
Subtotal	$91,731	$7,115	$14,549	$113,395
Investments in funds at NAV				2,184
Total investments				$115,579
As of December 2024
Government and agency obligations:
U.S.	$75,410	$–	$–	$75,410
Non-U.S.	4,048	62	–	4,110
Corporate debt securities	137	2,629	4,510	7,276
Securities backed by real estate	–	7	562	569
Money market instruments	327	1,453	–	1,780
Other debt obligations	22	53	328	403
Equity securities	574	3,331	8,742	12,647
Subtotal	$80,518	$7,535	$14,142	$102,195
Investments in funds at NAV				2,547
Total investments				$104,742
See Note 4 for an overview of the firm’s fair value measurement policies, valuation techniques and significant inputs used to determine the fair value of investments.

23	Goldman Sachs March 2025 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Significant Unobservable Inputs. The table below presents the amount of level 3 investments, and ranges and weighted averages of significant unobservable inputs used to value such investments.

	As of March 2025		As of December 2024
$ in millions	Amount or Range	Weighted Average	Amount or Range	Weighted Average
Corporate debt securities
Level 3 assets	$4,696		$4,510
Yield	6.0% to 33.5%	12.3%	5.0% to 28.8%	12.2%
Recovery rate	18.5% to 41.0%	26.2%	5.8% to 41.0%	25.2%
Duration (years)	0.3 to 8.8	3.6	0.3 to 9.0	3.6
Multiples	1.1x to 38.2x	6.6x	1.1x to 34.2x	6.5x
Securities backed by real estate
Level 3 assets	$532		$562
Yield	9.3% to 16.0%	13.6%	9.5% to 16.0%	13.6%
Duration (years)	2.2 to 3.0	3.0	1.1 to 2.8	2.8
Other debt obligations
Level 3 assets	$356		$328
Yield	5.6% to 7.8%	7.3%	7.0% to 8.7%	7.7%
Equity securities
Level 3 assets	$8,965		$8,742
Multiples	0.4x to 23.9x	9.0x	0.4x to 34.2x	8.6x
Discount rate/yield	4.4% to 34.6%	12.5%	6.0% to 27.9%	13.3%
Capitalization rate	4.4% to 9.1%	5.4%	4.4% to 9.1%	5.4%
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
•Increases in yield, discount rate, capitalization rate or duration used in the valuation of level 3 investments would have resulted in a lower fair value measurement, while increases in recovery rate or multiples would have resulted in a higher fair value measurement as of both March 2025 and December 2024. Due to the distinctive nature of each level 3 investment, the interrelationship of inputs is not necessarily uniform within each product type.

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
Level 3 Rollforward. The table below presents a summary of the changes in fair value for level 3 investments.

	Three Months Ended March
$ in millions	2025	2024
Beginning balance	$14,142	$17,138
Net realized gains/(losses)	86	54
Net unrealized gains/(losses)	(71)	61
Purchases	274	222
Sales	(119)	(231)
Settlements	(242)	(523)
Transfers into level 3	723	278
Transfers out of level 3	(244)	(517)
Ending balance	$14,549	$16,482
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

Goldman Sachs March 2025 Form 10-Q	24

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
The table below presents information, by product type, for investments included in the summary table above.

	Three Months Ended March
$ in millions	2025	2024
Corporate debt securities
Beginning balance	$4,510	$6,533
Net realized gains/(losses)	56	57
Net unrealized gains/(losses)	(5)	40
Purchases	108	136
Sales	(33)	(46)
Settlements	(139)	(392)
Transfers into level 3	362	90
Transfers out of level 3	(163)	(308)
Ending balance	$4,696	$6,110

Securities backed by real estate
Beginning balance	$562	$687
Net realized gains/(losses)	–	2
Net unrealized gains/(losses)	(8)	(10)
Purchases	6	7
Settlements	(3)	(20)
Transfers out of level 3	(25)	–
Ending balance	$532	$666

Other debt obligations
Beginning balance	$328	$244
Net realized gains/(losses)	–	1
Net unrealized gains/(losses)	2	–
Purchases	32	5
Settlements	(6)	(15)
Ending balance	$356	$235

Equity securities
Beginning balance	$8,742	$9,674
Net realized gains/(losses)	30	(6)
Net unrealized gains/(losses)	(60)	31
Purchases	128	74
Sales	(86)	(185)
Settlements	(94)	(96)
Transfers into level 3	361	188
Transfers out of level 3	(56)	(209)
Ending balance	$8,965	$9,471
Level 3 Rollforward Commentary for the Three Months Ended March 2025. The net realized and unrealized gains on level 3 investments of $15 million (reflecting $86 million of net realized gains and $71 million of net unrealized losses) for the three months ended March 2025 included gains/(losses) of $(66) million reported in other principal transactions and $81 million reported in interest income.
The drivers of the net unrealized losses on level 3 investments for the three months ended March 2025 were not material.

Transfers into level 3 investments during the three months ended March 2025 primarily reflected transfers of certain corporate debt securities from level 2 (principally due to certain unobservable yield inputs becoming significant to the valuation of these instruments) and transfers of certain equity securities from level 2 (principally due to reduced price transparency as a result of a lack of market evidence, including fewer market transactions in these instruments).
Transfers out of level 3 investments during the three months ended March 2025 primarily reflected transfers of certain corporate debt securities to level 2 (principally due to certain unobservable yield inputs no longer being significant to the valuation of these instruments).
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

25	Goldman Sachs March 2025 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Loans
Fair Value by Level. The table below presents loans held for investment accounted for at fair value under the fair value option by level within the fair value hierarchy.

$ in millions	Level 1	Level 2	Level 3	Total
As of March 2025
Loan Type
Corporate	$–	$60	$402	$462
Real estate:
Commercial		355	71	426
Residential	–	3,590	40	3,630
Other collateralized	–	817	120	937
Other	–	28	25	53
Total	$–	$4,850	$658	$5,508
As of December 2024
Loan Type
Corporate	$–	$64	$403	$467
Real estate:
Commercial	–	349	75	424
Residential	–	3,684	42	3,726
Other collateralized	–	648	135	783
Other	–	32	28	60
Total	$–	$4,777	$683	$5,460
The gains/(losses) as a result of changes in the fair value of loans held for investment for which the fair value option was elected were $51 million for the three months ended March 2025 and $(37) million for the three months ended March 2024. These gains/(losses) were included in other principal transactions.
Significant Unobservable Inputs. The table below presents the amount of level 3 loans, and ranges and weighted averages of significant unobservable inputs used to value such loans.

	As of March 2025		As of December 2024
$ in millions	Amount or Range	Weighted Average	Amount or Range	Weighted Average
Corporate
Level 3 assets	$402		$403
Yield	13.6% to 28.1%	20.8%	11.6% to 22.4%	17.5%
Recovery rate	38.9% to 95.1%	66.6%	37.2% to 95.6%	72.9%
Duration (years)	2.4 to 3.2	2.8	0.6 to 9.3	6.0
Real estate
Level 3 assets	$111		$117
Yield	5.7% to 10.3%	6.3%	6.1% to 10.9%	6.7%
Recovery rate	3.3% to 99.2%	76.2%	3.3% to 99.2%	73.7%
Duration (years)	0.2 to 3.6	0.7	0.2 to 3.6	0.6
Other collateralized
Level 3 assets	$120		$135
Yield	6.4% to 7.3%	6.5%	6.2% to 6.8%	6.3%
Level 3 other loans were not material as of both March 2025 and December 2024, and therefore, are not included in the table above.

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
•Increases in yield or duration used in the valuation of level 3 loans would have resulted in a lower fair value measurement, while increases in recovery rate would have resulted in a higher fair value measurement as of both March 2025 and December 2024. Due to the distinctive nature of each level 3 loan, the interrelationship of inputs is not necessarily uniform within each product type.
•Loans are valued using discounted cash flows.

Goldman Sachs March 2025 Form 10-Q	26

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Level 3 Rollforward. The table below presents a summary of the changes in fair value for level 3 loans.

	Three Months Ended March
$ in millions	2025	2024
Beginning balance	$683	$823
Net realized gains/(losses)	14	11
Net unrealized gains/(losses)	–	(13)
Purchases	11	7
Sales	(4)	(31)
Settlements	(45)	(31)
Transfers out of level 3	(1)	–
Ending balance	$658	$766
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

The table below presents information, by loan type, for loans included in the summary table above.

	Three Months Ended March
$ in millions	2025	2024
Corporate
Beginning balance	$403	$344
Net realized gains/(losses)	7	4
Net unrealized gains/(losses)	–	(9)
Purchases	10	7
Settlements	(17)	(7)
Transfers out of level 3	(1)	–
Ending balance	$402	$339

Real estate
Beginning balance	$117	$261
Net realized gains/(losses)	4	4
Net unrealized gains/(losses)	–	(2)
Sales	(3)	(31)
Settlements	(7)	(6)
Ending balance	$111	$226

Other collateralized
Beginning balance	$135	$136
Net realized gains/(losses)	–	1
Net unrealized gains/(losses)	2	–
Purchases	1	–
Settlements	(18)	(2)
Ending balance	$120	$135

Other
Beginning balance	$28	$82
Net realized gains/(losses)	3	2
Net unrealized gains/(losses)	(2)	(2)
Sales	(1)	–
Settlements	(3)	(16)
Ending balance	$25	$66

27	Goldman Sachs March 2025 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Level 3 Rollforward Commentary for the Three Months Ended March 2025. The net realized and unrealized gains on level 3 loans of $14 million (reflecting $14 million of net realized gains) for the three months ended March 2025 included gains of $7 million reported in other principal transactions and $7 million reported in interest income.
There were no net unrealized gains/(losses) on level 3 loans for the three months ended March 2025.
There were no transfers into level 3 loans during the three months ended March 2025.
Transfers out of level 3 loans during the three months March 2025 were not material.
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

$ in millions	Level 1	Level 2	Level 3	Total
As of March 2025
Assets
Resale agreements	$–	$186,085	$–	$186,085
Securities borrowed	–	51,751	–	51,751
Customer and other receivables	–	120	–	120
Other assets	–	–	196	196
Total	$–	$237,956	$196	$238,152

Liabilities
Deposits	$–	$(69,781)	$(3,055)	$(72,836)
Repurchase agreements	–	(248,997)	–	(248,997)
Securities loaned	–	(10,729)	–	(10,729)
Other secured financings	–	(24,127)	(507)	(24,634)
Unsecured borrowings:
Short-term	–	(47,312)	(5,628)	(52,940)
Long-term	–	(87,867)	(12,507)	(100,374)
Other liabilities	–	(8)	(79)	(87)
Total	$–	$(488,821)	$(21,776)	$(510,597)

As of December 2024
Assets
Resale agreements	$–	$179,793	$–	$179,793
Securities borrowed	–	46,902	–	46,902
Customer and other receivables	–	23	–	23
Other assets	–	–	194	194
Total	$–	$226,718	$194	$226,912

Liabilities
Deposits	$–	$(41,810)	$(3,045)	$(44,855)
Repurchase agreements	–	(274,380)	–	(274,380)
Securities loaned	–	(10,246)	–	(10,246)
Other secured financings	–	(27,434)	(551)	(27,985)
Unsecured borrowings:
Short-term	–	(45,073)	(5,294)	(50,367)
Long-term	–	(75,810)	(13,379)	(89,189)
Other liabilities	–	(8)	(76)	(84)
Total	$–	$(474,761)	$(22,345)	$(497,106)
In the table above, assets are shown as positive amounts and liabilities are shown as negative amounts.
See Note 4 for an overview of the firm’s fair value measurement policies, valuation techniques and significant inputs used to determine the fair value of other financial assets and liabilities.

Goldman Sachs March 2025 Form 10-Q	28

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Significant Unobservable Inputs. See below for information about the significant unobservable inputs used to value level 3 other financial assets and liabilities at fair value as of both March 2025 and December 2024.
Other Secured Financings. The ranges and weighted averages of significant unobservable inputs used to value level 3 other secured financings are presented below. These ranges and weighted averages exclude unobservable inputs that are only relevant to a single instrument, and therefore are not meaningful.
As of March 2025:
•Yield: 3.8% to 13.9% (weighted average: 10.1%)
•Duration: 1.8 to 3.2 years (weighted average: 2.5 years)
As of December 2024:
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

	Three Months Ended March
$ in millions	2025	2024
Assets
Beginning balance	$194	$187
Net unrealized gains/(losses)	2	(2)
Sales	–	(11)
Ending balance	$196	$174

Liabilities
Beginning balance	$(22,345)	$(24,275)
Net realized gains/(losses)	(85)	(137)
Net unrealized gains/(losses)	(59)	117
Issuances	(4,891)	(3,443)
Settlements	2,454	3,369
Transfers into level 3	(982)	(1,084)
Transfers out of level 3	4,132	1,006
Ending balance	$(21,776)	$(24,447)
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

29	Goldman Sachs March 2025 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
The table below presents information, by the consolidated balance sheet line items, for other financial liabilities included in the summary table above.

	Three Months Ended March
$ in millions	2025	2024
Deposits
Beginning balance	$(3,045)	$(2,737)
Net unrealized gains/(losses)	(18)	(103)
Issuances	(279)	(121)
Settlements	249	175
Transfers into level 3	(69)	(18)
Transfers out of level 3	107	55
Ending balance	$(3,055)	$(2,749)

Other secured financings
Beginning balance	$(551)	$(2,022)
Net realized gains/(losses)	–	(2)
Net unrealized gains/(losses)	(4)	33
Issuances	(10)	(347)
Settlements	114	405
Transfers into level 3	(56)	(1)
Ending balance	$(507)	$(1,934)

Unsecured short-term borrowings
Beginning balance	$(5,294)	$(5,589)
Net realized gains/(losses)	(28)	(49)
Net unrealized gains/(losses)	72	(76)
Issuances	(1,944)	(2,005)
Settlements	1,286	1,213
Transfers into level 3	(459)	(173)
Transfers out of level 3	739	520
Ending balance	$(5,628)	$(6,159)

Unsecured long-term borrowings
Beginning balance	$(13,379)	$(13,848)
Net realized gains/(losses)	(57)	(86)
Net unrealized gains/(losses)	(106)	253
Issuances	(2,658)	(970)
Settlements	805	1,576
Transfers into level 3	(398)	(892)
Transfers out of level 3	3,286	431
Ending balance	$(12,507)	$(13,536)

Other liabilities
Beginning balance	$(76)	$(79)
Net unrealized gains/(losses)	(3)	10
Ending balance	$(79)	$(69)
Level 3 Rollforward Commentary for the Three Months Ended March 2025. The net realized and unrealized losses on level 3 other financial liabilities of $144 million (reflecting $85 million of net realized losses and $59 million of net unrealized losses) for the three months ended March 2025 included gains/(losses) of $(169) million reported in market making, $(20) million reported in other principal transactions and $(1) million reported in interest expense in the consolidated statements of earnings, and $46 million reported in debt valuation adjustment in the consolidated statements of comprehensive income.
The net unrealized losses on level 3 other financial liabilities for the three months ended March 2025 primarily reflected losses on certain hybrid financial instruments included in unsecured long-term borrowings (principally due to a decrease in interest rates), partially offset by gains on certain hybrid financial instruments included in unsecured short-term borrowings (principally due to a decrease in equity prices).
Transfers into level 3 other financial liabilities during the three months ended March 2025 primarily reflected transfers of certain hybrid financial instruments included in unsecured short- and long-term borrowings from level 2 (principally due to reduced transparency of certain volatility inputs used to value these instruments).
Transfers out of level 3 other financial liabilities during the three months ended March 2025 primarily reflected transfers of certain hybrid financial instruments included in unsecured long-term borrowings to level 2 (principally due to increased transparency of certain credit spreads and volatility inputs used to value these instruments) and transfers of certain hybrid financial instruments included in unsecured short-term borrowings to level 2 (principally due to increased transparency of certain volatility inputs used to value these instruments).
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

Goldman Sachs March 2025 Form 10-Q	30

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
The table below presents a summary of trading assets and liabilities.

	Trading	Trading
$ in millions	Assets	Liabilities
As of March 2025
Trading cash instruments	$546,807	$159,590
Derivatives	48,846	73,598
Total	$595,653	$233,188
As of December 2024
Trading cash instruments	$523,216	$127,575
Derivatives	47,339	74,980
Total	$570,555	$202,555
See Note 5 for further information about trading cash instruments and Note 7 for further information about derivatives.

Gains and Losses from Market Making
The table below presents market making revenues by major product type.

	Three Months Ended March
$ in millions	2025	2024
Interest rates	$4,410	$(1,012)
Credit	118	1,137
Currencies	(2,472)	2,876
Equities	2,942	2,408
Commodities	725	685
Total	$5,723	$6,094
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

31	Goldman Sachs March 2025 Form 10-Q

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
Risk Management. The firm also enters into derivatives to actively manage risk exposures that arise from its market-making and investing and financing activities. The firm’s holdings and exposures are hedged, in many cases, on either a portfolio or risk-specific basis, as opposed to an instrument-by-instrument basis. The offsetting impact of this economic hedging is reflected in the same business segment as the related revenues. In addition, the firm may enter into derivatives designated as hedges under U.S. GAAP. These derivatives are used to manage interest rate exposure of certain fixed-rate unsecured borrowings and deposits and certain U.S. and non-U.S. government securities classified as available-for-sale, foreign exchange risk of certain available-for-sale securities, the net investment in certain non-U.S. operations, the exposure to the variability of the forecasted cash flows associated with certain floating-rate assets and the price risk of certain commodities.

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
Derivatives are reported on a net-by-counterparty basis (i.e., the net payable or receivable for derivative assets and liabilities for a given counterparty) when a legal right of setoff exists under an enforceable netting agreement (counterparty netting). Derivatives are accounted for at fair value, net of cash collateral received or posted under enforceable credit support agreements (cash collateral netting). Derivative assets are included in trading assets and derivative liabilities are included in trading liabilities. Realized and unrealized gains and losses on derivatives not designated as hedges are included in market making (for derivatives included in Fixed Income, Currency and Commodities (FICC) and Equities within Global Banking & Markets), and other principal transactions (for derivatives included in Investment banking fees and Other within Global Banking & Markets, as well as derivatives in Asset & Wealth Management) in the consolidated statements of earnings. For both the three months ended March 2025 and March 2024, substantially all of the firm’s derivatives were included in Global Banking & Markets.

Goldman Sachs March 2025 Form 10-Q	32

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

	Fair Value as of
	March		December
	2025		2024
$ in millions	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Not accounted for as hedges
Exchange-traded	$4,050	$929	$2,706	$1,068
OTC-cleared	1,126	1,071	1,746	2,428
Bilateral OTC	149,188	116,944	152,083	121,515
Total interest rates	154,364	118,944	156,535	125,011
OTC-cleared	2,495	2,519	1,787	1,893
Bilateral OTC	10,656	8,805	9,650	8,137
Total credit	13,151	11,324	11,437	10,030
Exchange-traded	110	19	142	6
OTC-cleared	802	746	1,325	993
Bilateral OTC	77,210	81,447	112,838	113,608
Total currencies	78,122	82,212	114,305	114,607
Exchange-traded	4,903	5,377	5,563	5,917
OTC-cleared	552	724	558	650
Bilateral OTC	8,282	9,228	7,205	7,958
Total commodities	13,737	15,329	13,326	14,525
Exchange-traded	54,435	84,246	55,049	83,475
OTC-cleared	37	69	189	131
Bilateral OTC	29,096	47,639	24,941	44,900
Total equities	83,568	131,954	80,179	128,506
Subtotal	342,942	359,763	375,782	392,679
Accounted for as hedges
Bilateral OTC	179	6	201	8
Total interest rates	179	6	201	8
OTC-cleared	1	36	114	3
Bilateral OTC	30	40	255	5
Total currencies	31	76	369	8
Subtotal	210	82	570	16
Total gross fair value	$343,152	$359,845	$376,352	$392,695

Offset in the consolidated balance sheets
Exchange-traded	$(55,713)	$(55,713)	$(57,776)	$(57,776)
OTC-cleared	(4,818)	(4,818)	(4,867)	(4,867)
Bilateral OTC	(191,243)	(191,243)	(218,269)	(218,269)
Counterparty netting	(251,774)	(251,774)	(280,912)	(280,912)
OTC-cleared	(28)	(138)	(412)	(105)
Bilateral OTC	(42,504)	(34,335)	(47,689)	(36,698)
Cash collateral netting	(42,532)	(34,473)	(48,101)	(36,803)
Total amounts offset	$(294,306)	$(286,247)	$(329,013)	$(317,715)

Included in the consolidated balance sheets
Exchange-traded	$7,785	$34,858	$5,684	$32,690
OTC-cleared	167	209	440	1,126
Bilateral OTC	40,894	38,531	41,215	41,164
Total	$48,846	$73,598	$47,339	$74,980

Not offset in the consolidated balance sheets
Cash collateral	$(645)	$(1,517)	$(600)	$(1,271)
Securities collateral	(16,371)	(8,614)	(14,938)	(8,731)
Total	$31,830	$63,467	$31,801	$64,978

	Notional Amounts as of
	March	December
$ in millions	2025	2024
Not accounted for as hedges
Exchange-traded	$1,668,943	$2,332,117
OTC-cleared	15,133,222	12,571,690
Bilateral OTC	10,727,790	10,569,501
Total interest rates	27,529,955	25,473,308
Exchange-traded	475	322
OTC-cleared	970,460	660,181
Bilateral OTC	720,708	619,068
Total credit	1,691,643	1,279,571
Exchange-traded	9,442	9,264
OTC-cleared	615,406	429,858
Bilateral OTC	7,051,537	6,031,944
Total currencies	7,676,385	6,471,066
Exchange-traded	365,010	324,159
OTC-cleared	3,203	3,087
Bilateral OTC	201,086	183,174
Total commodities	569,299	510,420
Exchange-traded	2,209,244	1,868,855
OTC-cleared	1,131	1,475
Bilateral OTC	1,330,687	1,256,905
Total equities	3,541,062	3,127,235
Subtotal	41,008,344	36,861,600
Accounted for as hedges
OTC-cleared	257,987	246,765
Bilateral OTC	3,398	3,588
Total interest rates	261,385	250,353
OTC-cleared	5,259	5,041
Bilateral OTC	12,368	10,328
Total currencies	17,627	15,369
Exchange-traded	1,284	–
Total commodities	1,284	–
Subtotal	280,296	265,722
Total notional amounts	$41,288,640	$37,127,322
In the tables above:
•Gross fair values exclude the effects of both counterparty netting and collateral, and therefore are not representative of the firm’s exposure.
•Amounts presented for collateral not offset in the consolidated balance sheets consists of collateral received or posted in connection with OTC-cleared and bilateral OTC derivatives under enforceable credit support agreements that do not meet the criteria for netting under U.S. GAAP. In addition to collateral presented in the table above, the firm also posts or receives collateral in connection with its transactions with certain exchanges in accordance with the exchanges’ margin requirements. Such collateral may be calculated based on the firm’s total exposure to the respective exchange across all product types, including both derivative and non-derivative instruments. See Note 11 for further information.
•Total gross fair value of derivatives included derivative assets of $7.98 billion as of March 2025 and $8.55 billion as of December 2024, and derivative liabilities of $11.22 billion as of March 2025 and $10.84 billion as of December 2024, which are not subject to an enforceable netting agreement or are subject to a netting agreement that the firm has not yet determined to be enforceable. Collateral in connection with such derivatives has not been netted.

33	Goldman Sachs March 2025 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
•Notional amounts, which represent the sum of gross long and short derivative contracts, provide an indication of the volume of the firm’s derivative activity and do not represent anticipated losses.
OTC Derivatives
The table below presents OTC derivative assets and liabilities by tenor and major product type.

$ in millions	Less than 1 Year	1 - 5 Years	Greater than 5 Years	Total
As of March 2025
Assets
Interest rates	$4,247	$9,108	$48,164	$61,519
Credit	1,622	2,376	2,266	6,264
Currencies	9,147	7,419	4,623	21,189
Commodities	1,813	1,785	1,449	5,047
Equities	6,096	3,105	1,338	10,539
Counterparty netting in tenors	(1,763)	(2,295)	(3,883)	(7,941)
Subtotal	$21,162	$21,498	$53,957	$96,617
Cross-tenor counterparty netting				(13,024)
Cash collateral netting				(42,532)
Total OTC derivative assets				$41,061

Liabilities
Interest rates	$4,112	$9,951	$14,986	$29,049
Credit	727	2,272	1,439	4,438
Currencies	10,982	7,150	7,282	25,414
Commodities	2,661	1,932	1,570	6,163
Equities	10,855	14,813	3,446	29,114
Counterparty netting in tenors	(1,763)	(2,295)	(3,883)	(7,941)
Subtotal	$27,574	$33,823	$24,840	$86,237
Cross-tenor counterparty netting				(13,024)
Cash collateral netting				(34,473)
Total OTC derivative liabilities				$38,740

As of December 2024
Assets
Interest rates	$5,880	$9,552	$46,625	$62,057
Credit	1,664	2,576	1,605	5,845
Currencies	17,249	8,280	5,387	30,916
Commodities	1,908	1,882	1,026	4,816
Equities	5,483	2,395	1,959	9,837
Counterparty netting in tenors	(2,681)	(2,683)	(4,271)	(9,635)
Subtotal	$29,503	$22,002	$52,331	$103,836
Cross-tenor counterparty netting				(14,080)
Cash collateral netting				(48,101)
Total OTC derivative assets				$41,655

Liabilities
Interest rates	$5,074	$10,858	$16,049	$31,981
Credit	999	2,474	963	4,436
Currencies	12,931	9,645	8,417	30,993
Commodities	2,012	2,448	1,201	5,661
Equities	11,435	15,113	3,189	29,737
Counterparty netting in tenors	(2,681)	(2,683)	(4,271)	(9,635)
Subtotal	$29,770	$37,855	$25,548	$93,173
Cross-tenor counterparty netting				(14,080)
Cash collateral netting				(36,803)
Total OTC derivative liabilities				$42,290
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

Goldman Sachs March 2025 Form 10-Q	34

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

The table below presents information about credit derivatives.

	Credit Spread on Underlier (basis points)
$ in millions	0 - 250	251 - 500	501 - 1,000	Greater than 1,000	Total
As of March 2025
Maximum Payout/Notional Amount of Written Credit Derivatives by Tenor
Less than 1 year	$176,768	$22,266	$568	$2,571	$202,173
1 - 5 years	432,342	24,979	7,847	8,074	473,242
Greater than 5 years	132,597	10,618	4,189	2,021	149,425
Total	$741,707	$57,863	$12,604	$12,666	$824,840

Maximum Payout/Notional Amount of Purchased Credit Derivatives
Offsetting	$601,908	$32,483	$11,631	$11,637	$657,659
Other	173,597	32,599	1,642	1,306	209,144
Total	$775,505	$65,082	$13,273	$12,943	$866,803
Fair Value of Written Credit Derivatives
Asset	$7,030	$1,140	$45	$36	$8,251
Liability	1,052	579	435	1,009	3,075
Net asset/(liability)	$5,978	$561	$(390)	$(973)	$5,176
As of December 2024
Maximum Payout/Notional Amount of Written Credit Derivatives by Tenor
Less than 1 year	$137,145	$23,875	$717	$3,041	$164,778
1 - 5 years	378,743	15,349	4,242	6,194	404,528
Greater than 5 years	29,196	2,457	471	64	32,188
Total	$545,084	$41,681	$5,430	$9,299	$601,494

Maximum Payout/Notional Amount of Purchased Credit Derivatives
Offsetting	$463,919	$20,691	$4,781	$8,264	$497,655
Other	165,662	11,721	1,879	1,160	180,422
Total	$629,581	$32,412	$6,660	$9,424	$678,077
Fair Value of Written Credit Derivatives
Asset	$6,429	$664	$31	$59	$7,183
Liability	985	314	307	1,138	2,744
Net asset/(liability)	$5,444	$350	$(276)	$(1,079)	$4,439
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
•Other purchased credit derivatives represent the notional amount of all other purchased credit derivatives not included in offsetting.
•Written and purchased credit derivatives primarily consist of credit default swaps.

35	Goldman Sachs March 2025 Form 10-Q

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
The table below presents information about CVA and FVA.

	Three Months Ended March
$ in millions	2025	2024
CVA, net of hedges	$139	$(59)
FVA, net of hedges	(2)	127
Total	$137	$68
Bifurcated Embedded Derivatives
The table below presents the fair value and the notional amount of derivatives that have been bifurcated from their related borrowings.

	As of
	March	December
$ in millions	2025	2024
Fair value of assets	$432	$467
Fair value of liabilities	(191)	(175)
Net asset/(liability)	$241	$292
Notional amount	$8,403	$8,106
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

	As of
	March	December
$ in millions	2025	2024
Net derivative liabilities under bilateral agreements	$29,581	$31,575
Collateral posted	$19,266	$20,262
Additional collateral or termination payments:
One-notch downgrade	$276	$315
Two-notch downgrade	$1,462	$1,200
Hedge Accounting
The firm applies hedge accounting for (i) interest rate swaps used to manage the interest rate exposure of certain fixed-rate unsecured long- and short-term borrowings, certain fixed-rate certificates of deposit and certain U.S. and non-U.S. government securities classified as available-for-sale, (ii) foreign currency forward contracts used to manage the foreign exchange risk of certain securities classified as available-for-sale, (iii) foreign currency forward contracts and foreign currency-denominated debt used to manage foreign exchange risk on the firm’s net investment in certain non-U.S. operations, (iv) interest rate swaps used to manage the variability of the forecasted cash flows associated with certain floating-rate assets and (v) commodity futures contracts used to manage the price risk of certain commodities.
To qualify for hedge accounting, the hedging instrument must be highly effective at reducing the risk from the exposure being hedged. Additionally, the firm must formally document the hedging relationship at inception and assess the hedging relationship at least on a quarterly basis to ensure the hedging instrument continues to be highly effective over the life of the hedging relationship.

Goldman Sachs March 2025 Form 10-Q	36

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
The table below presents the gains/(losses) from interest rate derivatives accounted for as hedges and the related hedged items.

	Three Months Ended March
$ in millions	2025	2024
Investments
Interest rate hedges	$(380)	$191
Hedged investments	396	(188)
Gains/(losses)	$16	$3

Borrowings and deposits
Interest rate hedges	$1,909	$(1,855)
Hedged borrowings and deposits	(1,964)	1,762
Gains/(losses)	$(55)	$(93)

The table below presents the carrying value of investments, deposits and unsecured borrowings that are designated in an interest rate hedging relationship and the related cumulative hedging adjustment (increase/(decrease)) from current and prior hedging relationships included in such carrying values.

$ in millions	Carrying Value	Cumulative Hedging Adjustment
As of March 2025
Assets
Investments	$43,538	$175

Liabilities
Deposits	$1,591	$(40)
Unsecured short-term borrowings	$7,726	$(84)
Unsecured long-term borrowings	$130,961	$(8,574)

As of December 2024
Assets
Investments	$34,755	$(279)

Liabilities
Deposits	$1,840	$(52)
Unsecured short-term borrowings	$14,720	$(113)
Unsecured long-term borrowings	$130,161	$(10,757)
In the table above:
•Cumulative hedging adjustment included $(5.34) billion as of March 2025 and $(5.81) billion as of December 2024 of hedging adjustments from prior hedging relationships that were de-designated and substantially all were related to unsecured long-term borrowings.
•The amortized cost of investments was $43.90 billion as of March 2025 and $35.29 billion as of December 2024.
In addition, cumulative hedging adjustments for items no longer designated in a hedging relationship were $(204) million as of March 2025 and were not material as of December 2024.
The firm designates certain foreign currency forward contracts as fair value hedges of the foreign exchange risk of non-U.S. government securities classified as available-for-sale. See Note 8 for information about the amortized cost and fair value of such securities. The effectiveness of such hedges is assessed based on changes in spot rates. The gains/(losses) on the hedges (relating to both spot and forward points) and the foreign exchange gains/(losses) on the related available-for-sale securities are included in market making. The net gains/(losses) on hedges and the related hedged available-for-sale securities were $(9) million (reflecting a loss of $184 million related to hedges and a gain of $175 million on the related hedged available-for-sale securities) for the three months ended March 2025. The gross and net gains/(losses) were not material for the three months ended March 2024.

37	Goldman Sachs March 2025 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
During the first quarter of 2025, the firm designated commodity futures contracts as fair value hedges of the price risk of certain precious metals included in commodities within trading assets. As of March 2025, the carrying value of such commodities was $1.30 billion and the amortized cost was $1.24 billion. Changes in the spot rates of such commodities are reflected as an adjustment to their carrying value, and the related gains/(losses) on both the commodities and the designated futures contracts are included in market making. The contractual forward points on the designated futures contracts are amortized into earnings ratably over the life of the contract and other gains/(losses) as a result of changes in the forward points are included in other comprehensive income/(loss). The cumulative hedging adjustment was not material as of March 2025 and the related gains/(losses) were not material for the three months ended March 2025.
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
The table below presents the gains/(losses) from net investment hedging.

	Three Months Ended March
$ in millions	2025	2024
Hedges:
Foreign currency forward contracts	$(410)	$172
Foreign currency-denominated debt	$(911)	$733
Gains or losses on individual net investments in non-U.S. operations are reclassified from accumulated other comprehensive income/(loss) to earnings when such net investments are sold or substantially liquidated. The gross and net gains/(losses) reclassified to earnings from accumulated other comprehensive income/(loss) were not material for both the three months ended March 2025 and March 2024.
The firm had designated $22.76 billion as of March 2025 and $22.10 billion as of December 2024 of foreign currency-denominated debt, included in unsecured long- and short-term borrowings, as hedges of net investments in non-U.S. subsidiaries.

Cash Flow Hedges
The firm designates certain interest rate swaps as cash flow hedges. These interest rate swaps hedge the firm’s exposure to the variability of the forecasted cash flows due to changes in the contractually specified interest rates associated with certain floating-rate assets.
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
The gains/(losses) included within other comprehensive income/(loss) and the gains/(losses) reclassified to earnings from accumulated other comprehensive income/(loss) related to cash flow hedges were not material for the three months ended March 2025 and are not expected to be material for the next 12 months. The maximum length of time over which the forecasted cash flows are hedged is approximately one year.
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
The table below presents information about investments.

	As of
	March	December
$ in millions	2025	2024
Available-for-sale securities, at fair value	$90,667	$79,458
Held-to-maturity securities	79,036	78,713

Equity securities, at fair value	14,026	13,832
Debt instruments, at fair value	10,886	11,452
Equity-method investments	1,114	1,059
Total other investments	26,026	26,343
Total investments	$195,729	$184,514

Goldman Sachs March 2025 Form 10-Q	38

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
The table below presents information about available-for-sale securities by type and tenor.

$ in millions	Amortized Cost	Fair Value
As of March 2025
Less than 1 year	$9,287	$9,168
1 year to 5 years	67,456	67,217
5 years to 10 years	9,413	9,366
Greater than 10 years	4	4
Total U.S. government and agency obligations	86,160	85,755

1 year to 5 years	4,354	4,036
5 years to 10 years	815	778
Greater than 10 years	99	98
Total non-U.S. government obligations	5,268	4,912
Total available-for-sale securities	$91,428	$90,667
As of December 2024
Less than 1 year	$21,176	$21,011
1 year to 5 years	48,564	47,931
5 years to 10 years	6,620	6,468
Total U.S. government obligations	76,360	75,410

1 year to 5 years	4,224	3,893
5 years to 10 years	193	155
Total non-U.S. government obligations	4,417	4,048
Total available-for-sale securities	$80,777	$79,458

In the table above:
•The weighted average yield for available-for-sale securities was 3.46% as of March 2025 and 3.29% as of December 2024. The weighted average yield is presented on a pre-tax basis and computed using the effective interest rate of each security at the end of the period, weighted based on the fair value of each security. The effective interest rate considers the contractual coupon, the amortization of premiums and accretion of discounts, and excludes the effect of related hedges.
•Substantially all available-for-sale securities were classified in level 1 of the fair value hierarchy.
•If the fair value of available-for-sale securities is less than amortized cost, such securities are considered impaired. If the firm has the intent to sell the debt security, or if it is more likely than not that the firm will be required to sell the debt security before recovery of its amortized cost, the difference between the amortized cost (net of allowance, if any) and the fair value of the securities is recognized as an impairment loss in earnings. The firm did not record any such impairment losses during either the three months ended March 2025 or March 2024. Impaired available-for-sale debt securities that the firm has the intent and ability to hold are reviewed to determine if an allowance for credit losses should be recorded. The firm considers various factors in such determination, including market conditions, changes in issuer credit ratings and severity of the unrealized losses. The firm did not record any provision for credit losses on such securities during either the three months ended March 2025 or March 2024.

39	Goldman Sachs March 2025 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
The table below presents information about available-for-sale securities in an unrealized loss position by aging category.

$ in millions	Less than 12 months	12 months or longer	Total
As of March 2025
Fair value:
U.S. government and agency obligations	$29,097	$20,397	$49,494
Non-U.S. government obligations	1,990	2,466	4,456
Total	$31,087	$22,863	$53,950

Gross unrealized losses:
U.S. government and agency obligations	$(131)	$(503)	$(634)
Non-U.S. government obligations	(17)	(339)	(356)
Total	$(148)	$(842)	$(990)

As of December 2024
Fair value:
U.S. government obligations	$31,032	$18,732	$49,764
Non-U.S. government obligations	1,674	2,363	4,037
Total	$32,706	$21,095	$53,801

Gross unrealized losses:
U.S. government obligations	$(383)	$(630)	$(1,013)
Non-U.S. government obligations	(16)	(353)	(369)
Total	$(399)	$(983)	$(1,382)
The gross unrealized gains included in accumulated other comprehensive income/(loss) for available-for-sale securities were $229 million as of March 2025 and were not material as of December 2024. Net unrealized gains included in other comprehensive income/(loss) for available-for-sale securities were $558 million ($420 million, net of tax) for the three months ended March 2025 and $153 million ($115 million, net of tax) for the three months ended March 2024.
The gross realized gains and gross realized losses relating to the sales of available-for-sale securities were not material for both the three months ended March 2025 and March 2024. The specific identification method is used to determine realized gains on available-for-sale securities.
Held-to-Maturity Securities
Held-to-maturity securities are accounted for at amortized cost.
The table below presents information about held-to-maturity securities by type and tenor.

$ in millions	Amortized Cost	Fair Value
As of March 2025
Less than 1 year	$15,136	$15,077
1 year to 5 years	39,362	39,321
Total government obligations	54,498	54,398

Greater than 10 years	24,338	24,463
Total U.S. agency obligations	24,338	24,463

Greater than 10 years	200	200
Total securities backed by real estate	200	200
Total held-to-maturity securities	$79,036	$79,061
As of December 2024
Less than 1 year	$15,449	$15,409
1 year to 5 years	42,420	41,939
Total government obligations	57,869	57,348

Greater than 10 years	20,637	20,482
Total U.S. agency obligations	20,637	20,482

1 year to 5 years	2	2
Greater than 10 years	205	206
Total securities backed by real estate	207	208
Total held-to-maturity securities	$78,713	$78,038
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
•The weighted average yield for held-to-maturity securities was 4.18% as of March 2025 and 4.09% as of December 2024. The weighted average yield is presented on a pre-tax basis and computed using the effective interest rate of each security at the end of the period, weighted based on the amortized cost of each security. The effective interest rate considers the contractual coupon and the amortization of premiums and accretion of discounts.

Goldman Sachs March 2025 Form 10-Q	40

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
•The gross unrealized gains were $408 million as of March 2025 and $121 million as of December 2024. The gross unrealized losses were $383 million as of March 2025 and $796 million as of December 2024.
•Held-to-maturity securities are reviewed to determine if an allowance for credit losses should be recorded in the consolidated statements of earnings. The firm considers various factors in such determination, including market conditions, changes in issuer credit ratings, historical credit losses and sovereign guarantees. Provision for credit losses on such securities was not material during either the three months ended March 2025 or March 2024.
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
The table below presents information about equity securities, at fair value.

	As of
	March	December
$ in millions	2025	2024
Equity securities, at fair value	$14,026	$13,832

Equity Type
Public equity	5%	6%
Private equity	95%	94%
Total	100%	100%

Asset Class
Corporate	75%	75%
Real estate	25%	25%
Total	100%	100%
In the table above:
•Equity securities, at fair value included investments accounted for at fair value under the fair value option where the firm would otherwise apply the equity method of accounting of $4.92 billion as of March 2025 and $5.04 billion as of December 2024. Gains/(losses) recognized as a result of changes in the fair value of equity securities for which the fair value option was elected were $18 million for the three months ended March 2025 and $(63) million for the three months ended March 2024. These gains/(losses) are included in other principal transactions.
•Equity securities, at fair value includes investments in private equity, real estate and hedge funds that are measured at NAV.
•Equity securities subject to contractual sale restrictions were not material as of both March 2025 and December 2024.
Debt Instruments, at Fair Value. Debt instruments, at fair value primarily includes mezzanine, senior and distressed debt.
The table below presents information about debt instruments, at fair value.

	As of
	March	December
$ in millions	2025	2024
Corporate debt securities	$7,109	$7,276
Securities backed by real estate	566	569
Money market instruments	1,557	1,780
Other	1,654	1,827
Total	$10,886	$11,452
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

41	Goldman Sachs March 2025 Form 10-Q

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
The table below presents the fair value of investments in funds at NAV and the related unfunded commitments.

$ in millions	Fair Value of Investments	Unfunded Commitments
As of March 2025
Private equity funds	$574	$477
Credit funds	1,197	358
Hedge funds	31	–
Real estate funds	382	160
Total	$2,184	$995

As of December 2024
Private equity funds	$881	$432
Credit funds	1,281	364
Hedge funds	31	–
Real estate funds	354	159
Total	$2,547	$955

Note 9.
Loans
Loans includes (i) loans held for investment that are accounted for at amortized cost net of allowance for loan losses or at fair value under the fair value option and (ii) loans held for sale that are accounted for at the lower of cost or fair value. Interest on loans is recognized over the life of the loan and is recorded on an accrual basis.

The table below presents information about loans.

$ in millions	Amortized Cost	Fair Value	Held For Sale	Total
As of March 2025
Loan Type
Corporate	$30,883	$462	$1,041	$32,386
Commercial real estate	30,744	426	773	31,943
Residential real estate	24,383	3,630	–	28,013
Securities-based	17,451	–	–	17,451
Other collateralized	80,914	937	386	82,237
Credit cards	18,812	–	1,688	20,500
Other	1,960	53	107	2,120
Total loans, gross	205,147	5,508	3,995	214,650
Allowance for loan losses	(4,508)	–	–	(4,508)
Total loans	$200,639	$5,508	$3,995	$210,142

As of December 2024
Loan Type
Corporate	$28,689	$467	$816	$29,972
Commercial real estate	28,899	424	466	29,789
Residential real estate	22,243	3,726	–	25,969
Securities-based	16,477	–	–	16,477
Other collateralized	74,008	783	316	75,107
Credit cards	19,615	–	1,788	21,403
Other	1,950	60	139	2,149
Total loans, gross	191,881	5,460	3,525	200,866
Allowance for loan losses	(4,666)	–	–	(4,666)
Total loans	$187,215	$5,460	$3,525	$196,200
Beginning in the first quarter of 2025, as a result of a decrease in the balance of installment loans (due to the sales of GreenSky and the seller financing loan portfolio in 2024), the remaining installment loans originated by the firm are included in other loans. Previously, such loans were disclosed separately in the table above. The carrying value of installment loans was $50 million as of March 2025 and $70 million as of December 2024. Prior period amounts have been conformed to the current presentation.
In the table above:
•Loans held for investment that are accounted for at amortized cost include net deferred fees and costs, and unamortized premiums and discounts, which are amortized over the life of the loan. These amounts were less than 1% of loans accounted for at amortized cost as of both March 2025 and December 2024.
•Substantially all loans had floating interest rates as of both March 2025 and December 2024.
•During 2024, the firm sold the seller financing loan portfolio. The net carrying value of such loans at the time of the sale was not material.
•During 2024, the firm completed the sale of the GreenSky loan portfolio of $3.69 billion.
•Credit cards accounted for as held for sale consist of the GM co-branded credit card portfolio. During 2024, the firm entered into an agreement to transition the GM credit card program to another issuer. The transition is expected to be completed in the third quarter of 2025.

Goldman Sachs March 2025 Form 10-Q	42

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
Credit Quality
Risk Assessment. The firm’s risk assessment process includes evaluating the credit quality of its loans by Risk. For corporate loans and a majority of securities-based, real estate, other collateralized and other loans, the firm performs credit analyses which incorporate initial and ongoing evaluations of the capacity and willingness of a borrower to meet its financial obligations. These credit evaluations are performed on an annual basis or more frequently if deemed necessary as a result of events or changes in circumstances. The firm determines an internal credit rating for the borrower by considering the results of the credit evaluations and assumptions with respect to the nature of and outlook for the borrower’s industry and the economic environment. For collateralized loans, the firm also takes into consideration collateral received or other credit support arrangements when determining an internal credit rating. For credit card loans and for loans that are not assigned an internal credit rating, including U.S. residential mortgage loans extended to wealth management clients, the firm reviews certain key metrics, including, but not limited to, the Fair Isaac Corporation (FICO) credit scores, loan to value ratios, delinquency status, collateral value and other risk factors.

43	Goldman Sachs March 2025 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
The table below presents gross loans by an internally determined public rating agency equivalent or other credit metrics and the concentration of secured and unsecured loans.

$ in millions	Investment-Grade	Non-Investment- Grade	Other Metrics/Unrated	Total
As of March 2025
Accounting Method
Amortized cost	$125,157	$48,161	$31,829	$205,147
Fair value	444	1,062	4,002	5,508
Held for sale	833	1,144	2,018	3,995
Total	$126,434	$50,367	$37,849	$214,650
Loan Type
Corporate	$9,620	$22,716	$50	$32,386
Real estate:
Commercial	19,882	11,779	282	31,943
Residential	12,073	3,377	12,563	28,013
Securities-based	13,547	346	3,558	17,451
Other collateralized	69,503	11,972	762	82,237
Credit cards	–	–	20,500	20,500
Other	1,809	177	134	2,120
Total	$126,434	$50,367	$37,849	$214,650

Secured	93%	90%	44%	84%
Unsecured	7%	10%	56%	16%
Total	100%	100%	100%	100%
As of December 2024
Accounting Method
Amortized cost	$113,986	$45,595	$32,300	$191,881
Fair value	505	856	4,099	5,460
Held for sale	869	745	1,911	3,525
Total	$115,360	$47,196	$38,310	$200,866
Loan Type
Corporate	$8,601	$21,370	$1	$29,972
Real estate:
Commercial	18,175	11,514	100	29,789
Residential	10,227	3,375	12,367	25,969
Securities-based	12,662	320	3,495	16,477
Other collateralized	63,896	10,442	769	75,107
Credit cards	–	–	21,403	21,403
Other	1,799	175	175	2,149
Total	$115,360	$47,196	$38,310	$200,866

Secured	93%	90%	43%	83%
Unsecured	7%	10%	57%	17%
Total	100%	100%	100%	100%

In the table above:
•Substantially all residential real estate loans included in the other metrics/unrated category consists of loans extended to wealth management clients. As of both March 2025 and December 2024, substantially all of such loans had a loan-to-value ratio of less than 80% and were performing in accordance with the contractual terms. Additionally, as of both March 2025 and December 2024, the vast majority of such loans had a FICO credit score of greater than 740.
•The vast majority of securities-based loans included in the other metrics/unrated category had a loan-to-value ratio of less than 80% and were performing in accordance with the contractual terms as of both March 2025 and December 2024.
•For credit card loans included in the other metrics/unrated category, the evaluation of credit quality incorporates the borrower’s FICO credit score. FICO credit scores are periodically refreshed by the firm to assess the updated creditworthiness of the borrower. See “Vintage” below for information about credit card loans by FICO credit scores.
The firm also assigns a regulatory risk rating to its loans based on the definitions provided by the U.S. federal bank regulatory agencies. Total loans included 94% of loans as of March 2025 and 93% of loans as of December 2024 that were rated pass/non-criticized.

Goldman Sachs March 2025 Form 10-Q	44

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Vintage. The tables below present gross loans accounted for at amortized cost (excluding credit card loans) by an internally determined public rating agency equivalent or other credit metrics and origination year for term loans.

	As of March 2025
$ in millions	Investment- Grade	Non-Investment- Grade	Other Metrics/ Unrated	Total
2025	$349	$736	$–	$1,085
2024	2,099	2,193	–	4,292
2023	1,279	1,359	–	2,638
2022	704	2,054	1	2,759
2021	220	2,169	–	2,389
2020 or earlier	486	2,583	40	3,109
Revolving	4,260	10,256	9	14,525
Revolving converted to term	–	86	–	86
Corporate	9,397	21,436	50	30,883
2025	597	608	46	1,251
2024	3,468	1,651	5	5,124
2023	1,173	1,047	–	2,220
2022	1,028	1,580	–	2,608
2021	431	1,800	–	2,231
2020 or earlier	921	1,516	–	2,437
Revolving	11,221	3,051	1	14,273
Revolving converted to term	201	399	–	600
Commercial real estate	19,040	11,652	52	30,744
2025	170	193	481	844
2024	722	630	1,686	3,038
2023	225	–	1,369	1,594
2022	67	69	2,515	2,651
2021	22	117	2,564	2,703
2020 or earlier	–	18	327	345
Revolving	10,867	2,341	–	13,208
Residential real estate	12,073	3,368	8,942	24,383
2025	5	–	–	5
2024	2,371	78	–	2,449
2023	36	–	–	36
2022	5	–	–	5
Revolving	11,130	268	3,558	14,956
Securities-based	13,547	346	3,558	17,451
2025	911	919	23	1,853
2024	4,843	2,421	109	7,373
2023	4,609	530	119	5,258
2022	902	138	37	1,077
2021	679	566	67	1,312
2020 or earlier	1,177	175	49	1,401
Revolving	55,420	6,433	1	61,854
Revolving converted to term	786	–	–	786
Other collateralized	69,327	11,182	405	80,914
2025	155	–	–	155
2024	256	45	–	301
2023	115	10	–	125
2022	37	1	–	38
2021	11	–	10	21
2020 or earlier	–	3	–	3
Revolving	1,199	118	–	1,317
Other	1,773	177	10	1,960
Total	$125,157	$48,161	$13,017	$186,335
Percentage of total	67%	26%	7%	100%

	As of December 2024
$ in millions	Investment- Grade	Non-Investment- Grade	Other Metrics/ Unrated	Total
2024	$1,447	$2,545	$–	$3,992
2023	1,522	1,446	–	2,968
2022	727	2,084	1	2,812
2021	215	2,244	–	2,459
2020	102	1,287	–	1,389
2019 or earlier	376	1,910	–	2,286
Revolving	4,001	8,696	–	12,697
Revolving converted to term	–	86	–	86
Corporate	8,390	20,298	1	28,689
2024	2,988	1,669	27	4,684
2023	1,079	1,252	–	2,331
2022	1,018	1,664	–	2,682
2021	624	1,901	–	2,525
2020	273	766	–	1,039
2019 or earlier	972	738	18	1,728
Revolving	10,355	2,944	5	13,304
Revolving converted to term	201	405	–	606
Commercial real estate	17,510	11,339	50	28,899
2024	713	584	1,746	3,043
2023	224	9	1,414	1,647
2022	87	46	2,537	2,670
2021	21	122	2,598	2,741
2020	–	6	41	47
2019 or earlier	–	19	306	325
Revolving	9,182	2,588	–	11,770
Residential real estate	10,227	3,374	8,642	22,243
2024	1,528	78	16	1,622
2023	35	–	–	35
2022	5	–	–	5
2019 or earlier	–	22	–	22
Revolving	11,094	220	3,479	14,793
Securities-based	12,662	320	3,495	16,477
2024	5,033	2,009	151	7,193
2023	3,816	1,279	150	5,245
2022	910	144	42	1,096
2021	546	739	72	1,357
2020	854	566	26	1,446
2019 or earlier	196	45	25	266
Revolving	51,373	5,211	15	56,599
Revolving converted to term	710	96	–	806
Other collateralized	63,438	10,089	481	74,008
2024	257	73	–	330
2023	113	10	–	123
2022	36	6	–	42
2021	16	–	16	32
2020	–	2	–	2
Revolving	1,337	84	–	1,421
Other	1,759	175	16	1,950
Total	$113,986	$45,595	$12,685	$172,266
Percentage of total	66%	27%	7%	100%

45	Goldman Sachs March 2025 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
The table below presents gross credit card loans by refreshed FICO credit scores.

	As of
$ in millions	March 2025		December 2024
Refreshed FICO credit score
Greater than or equal to 660	$12,370	66%	$13,090	67%
Less than 660	6,442	34%	6,525	33%
Total	$18,812	100%	$19,615	100%
In the table above, credit card loans consist of revolving lines of credit.
Credit Concentrations. The table below presents the concentration of gross loans by region.

$ in millions	Carrying Value	Americas	EMEA	Asia	Total
As of March 2025
Corporate	$32,386	66%	26%	8%	100%
Commercial real estate	31,943	77%	19%	4%	100%
Residential real estate	28,013	93%	6%	1%	100%
Securities-based	17,451	72%	27%	1%	100%
Other collateralized	82,237	83%	15%	2%	100%
Credit cards	20,500	100%	–	–	100%
Other	2,120	98%	2%	–	100%
Total	$214,650	82%	15%	3%	100%
As of December 2024
Corporate	$29,972	66%	26%	8%	100%
Commercial real estate	29,789	78%	18%	4%	100%
Residential real estate	25,969	94%	5%	1%	100%
Securities-based	16,477	76%	24%	–	100%
Other collateralized	75,107	86%	12%	2%	100%
Credit cards	21,403	100%	–	–	100%
Other	2,149	96%	4%	–	100%
Total	$200,866	83%	14%	3%	100%
In the table above:
•EMEA represents Europe, Middle East and Africa.
•The top five industry concentrations for corporate loans as of March 2025 were 23% for technology, media & telecommunications, 19% for diversified industrials, 14% for real estate, 10% for consumer & retail and 9% for natural resources & utilities.
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
The table below presents information about past due loans.

$ in millions	30-89 days	90 days or more	Total
As of March 2025
Corporate	$21	$15	$36
Commercial real estate	61	314	375
Residential real estate	5	18	23
Securities-based	1	–	1
Other collateralized	–	5	5
Credit cards	369	409	778
Other	12	–	12
Total	$469	$761	$1,230
Total divided by gross loans at amortized cost			0.6%

As of December 2024
Corporate	$–	$15	$15
Commercial real estate	186	286	472
Residential real estate	3	18	21
Securities-based	6	–	6
Other collateralized	–	5	5
Credit cards	417	456	873
Total	$612	$780	$1,392
Total divided by gross loans at amortized cost			0.7%

Goldman Sachs March 2025 Form 10-Q	46

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
The table below presents information about nonaccrual loans.

	As of
	March	December
$ in millions	2025	2024
Corporate	$1,878	$1,977
Commercial real estate	824	800
Residential real estate	100	104
Securities-based	2	2
Other collateralized	621	757
Other	12	12
Total	$3,437	$3,652
Total divided by gross loans at amortized cost	1.7%	1.9%
In the table above:
•Nonaccrual loans included $374 million as of March 2025 and $322 million as of December 2024 of loans that were 30 days or more past due.
•Loans that were 90 days or more past due and still accruing were not material as of both March 2025 and December 2024.
•Allowance for loan losses as a percentage of total nonaccrual loans was 131.2% as of March 2025 and 127.8% as of December 2024.
•Commercial real estate, residential real estate, securities-based and other collateralized loans are collateral dependent loans and the repayment of such loans is generally expected to be provided by the operation or sale of the underlying collateral. The allowance for credit losses for such nonaccrual loans is determined by considering the fair value of the collateral less estimated costs to sell, if applicable. See Note 4 for further information about fair value measurements.
The firm may modify the terms of a loan agreement for a borrower experiencing financial difficulty. Such modifications may include, among other things, forbearance of interest or principal, payment extensions or interest rate reductions.

The table below presents the carrying value of loans, as of both March 2025 and March 2024, that were modified during either the three months ended March 2025 or March 2024.

	Three Months
	Ended March
$ in millions	2025	2024
Modified loans	$255	$521
In the table above:
•Loan modifications during both the three months ended March 2025 and March 2024 were primarily in the form of term and payment extensions. The impact of these modifications was not material for both the three months ended March 2025 and March 2024.
•Substantially all of the modified loans were related to corporate loans, commercial real estate loans and credit cards. Such modified loans represented approximately 1% of corporate loans (at amortized cost), and less than 1% of both commercial real estate loans (at amortized cost) and credit card loans (at amortized cost).
•Lending commitments related to modified loans were not material as of March 2025 and were $130 million as of March 2024.
•During both the three months ended March 2025 and March 2024, loans that defaulted after being modified were not material. Substantially all of the modified loans were performing in accordance with the modified contractual terms as of both March 2025 and March 2024.

47	Goldman Sachs March 2025 Form 10-Q

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
The allowance for credit losses takes into account the weighted average of a range of forecasts of future economic conditions over the expected life of the loans and lending commitments. The expected life of each loan or lending commitment is determined based on the contractual term adjusted for extension options or demand features, or is modeled in the case of revolving credit card loans. The forecasts include multiple economic scenarios over a three-year period. For loans with expected lives beyond three years, the model reverts to historical loss information based on a non-linear modeled approach. The forecasted economic scenarios consider a number of risk factors relevant to the wholesale and consumer portfolios described below. The firm applies judgment in weighing individual scenarios each quarter based on a variety of factors, including the firm’s internally derived economic outlook, market consensus, recent macroeconomic conditions and industry trends.
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
The table below presents gross loans and lending commitments accounted for at amortized cost by portfolio.

	As of
	March 2025		December 2024
$ in millions	Loans	Lending Commitments	Loans	Lending Commitments
Wholesale
Corporate	$30,883	$158,587	$28,689	$156,562
Commercial real estate	30,744	4,867	28,899	4,969
Residential real estate	24,383	2,203	22,243	1,742
Securities-based	17,451	751	16,477	1,542
Other collateralized	80,914	37,722	74,008	33,136
Other	1,960	822	1,950	872
Consumer
Credit cards	18,812	66,920	19,615	63,781
Total	$205,147	$271,872	$191,881	$262,604
In the table above, wholesale loans included $3.44 billion as of March 2025 and $3.65 billion as of December 2024 of nonaccrual loans for which the allowance for credit losses was measured on an asset-specific basis. The allowance for credit losses on these loans was $735 million as of both March 2025 and December 2024. These loans included $682 million as of March 2025 and $585 million as of December 2024 of loans which did not require a reserve as the loan was deemed to be recoverable.
See Note 18 for further information about lending commitments.

Goldman Sachs March 2025 Form 10-Q	48

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
Credit card loans are charged off when they are 180 days past due.

Allowance for Credit Losses Rollforward
The table below presents information about the allowance for credit losses.

$ in millions	Wholesale	Consumer	Total
Three Months Ended March 2025
Allowance for loan losses
Beginning balance	$2,099	$2,567	$4,666
Charge-offs	(60)	(357)	(417)
Recoveries	6	35	41
Net (charge-offs)/recoveries	(54)	(322)	(376)
Provision	67	203	270
Other	(52)	–	(52)
Ending balance	$2,060	$2,448	$4,508

Allowance ratio	1.1%	13.0%	2.2%
Net charge-off ratio	0.1%	6.8%	0.8%
Allowance for losses on lending commitments
Beginning balance	$674	$–	$674
Provision	32	–	32
Other	1	–	1
Ending balance	$707	$–	$707

Three Months Ended March 2024
Allowance for loan losses
Beginning balance	$2,576	$2,474	$5,050
Charge-offs	(28)	(386)	(414)
Recoveries	10	24	34
Net (charge-offs)/recoveries	(18)	(362)	(380)
Provision	13	244	257
Other	(25)	–	(25)
Ending balance	$2,546	$2,356	$4,902

Allowance ratio	1.6%	13.7%	2.8%
Net charge-off ratio	–	8.4%	0.9%
Allowance for losses on lending commitments
Beginning balance	$620	$–	$620
Provision	14	–	14
Other	(1)	–	(1)
Ending balance	$633	$–	$633
In the table above:
•Other primarily represented the reduction to the allowance related to loans transferred to held for sale.
•The allowance ratio is calculated by dividing the allowance for loan losses by gross loans accounted for at amortized cost.
•The net charge-off ratio is calculated by dividing annualized net (charge-offs)/recoveries by average gross loans accounted for at amortized cost.

49	Goldman Sachs March 2025 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Forecast Model Inputs as of March 2025
When modeling expected credit losses, the firm employs a weighted, multi-scenario forecast, which includes baseline, favorable and adverse economic scenarios. During the first quarter of 2025, the firm incorporated an additional scenario to the forecast model, which reflects a sharper slowdown in U.S. GDP and higher inflation (relative to the baseline scenario) as a result of tariffs. As of March 2025, this multi-scenario forecast was weighted towards the baseline and adverse economic scenarios.
The table below presents the forecasted U.S. unemployment and U.S. GDP growth rates used in the baseline economic scenario of the forecast model.

As of March 2025
U.S. unemployment rate
Forecast for the quarter ended:
June 2025	4.3%
December 2025	4.4%
June 2026	4.3%

U.S. GDP rate
Forecast for the year:
2025	1.9%
2026	1.8%
2027	1.8%
In the table above:
•U.S. unemployment rate represents the rate forecasted as of the respective quarter-end.
•U.S. GDP rate represents the year-over-year growth rate forecasted for the respective years.
The adverse economic scenario of the forecast model reflects a global recession, resulting in an economic contraction and rising unemployment rates. In this scenario, the U.S. unemployment rate peaks at 7.4% (during the second quarter of 2026) and the maximum decline in quarterly U.S. GDP relative to the first quarter of 2025 is 2.7% (which occurs during the first quarter of 2026).
In the multi-scenario forecast, the weighted average peak U.S. unemployment rate is 5.5% (during the second quarter of 2026) and the largest difference in quarterly U.S. GDP between the baseline scenario and the weighted average is (2.2)% (which occurs during the second quarter of 2027).
While the U.S. unemployment and U.S. GDP growth rates are significant inputs to the forecast model, the model contemplates a variety of other inputs across a range of scenarios to provide a forecast of future economic conditions. Given the complex nature of the forecasting process, no single economic variable can be viewed in isolation and independently of other inputs.

Allowance for Credit Losses Commentary
Three Months Ended March 2025. The allowance for credit losses decreased by $125 million during the three months ended March 2025, primarily reflecting a reserve release relating to credit card loans due to lower balances resulting from seasonal repayments.
Charge-offs for the three months ended March 2025 for wholesale loans were not material.
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

	Carrying Value	Estimated Fair Value
$ in millions		Level 2	Level 3	Total
As of March 2025
Amortized cost	$200,639	$105,754	$96,912	$202,666
Held for sale	$3,995	$2,530	$1,481	$4,011
As of December 2024
Amortized cost	$187,215	$99,790	$89,540	$189,330
Held for sale	$3,525	$2,928	$600	$3,528
See Note 4 for an overview of the firm’s fair value measurement policies, valuation techniques and significant inputs used to determine the fair value of loans, and Note 5 for information about loans within the fair value hierarchy.

Goldman Sachs March 2025 Form 10-Q	50

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

	Three Months Ended March
$ in millions	2025	2024
Unsecured short-term borrowings	$417	$(916)
Unsecured long-term borrowings	(1,284)	(572)
Other	(205)	(143)
Total	$(1,072)	$(1,631)
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

51	Goldman Sachs March 2025 Form 10-Q

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
Long-Term Debt Instruments
The difference between the aggregate contractual principal amount and the related fair value of long-term other secured financings, for which the fair value option was elected was not material as of both March 2025 and December 2024.
The aggregate contractual principal amount of unsecured long-term borrowings, for which the fair value option was elected, exceeded the related fair value by $3.68 billion as of March 2025 and $4.23 billion as of December 2024.
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

	Three Months Ended March
$ in millions	2025	2024
Pre-tax DVA	$312	$(747)
After-tax DVA	$232	$(556)
In the table above:
•After-tax DVA is included in debt valuation adjustment in the consolidated statements of comprehensive income.
•The gains/(losses) reclassified to market making in the consolidated statements of earnings from accumulated other comprehensive income/(loss) upon extinguishment of such financial liabilities were not material for both the three months ended March 2025 and March 2024.
Loans and Lending Commitments
The table below presents the difference between the aggregate fair value and the aggregate contractual principal amount for loans (included in trading assets and loans in the consolidated balance sheets) for which the fair value option was elected.

	As of
	March	December
$ in millions	2025	2024
Performing loans
Aggregate contractual principal in excess of fair value	$349	$965

Loans on nonaccrual status and/or more than 90 days past due
Aggregate contractual principal in excess of fair value	$2,050	$2,402
Aggregate fair value	$1,415	$1,454
In the table above, the aggregate contractual principal amount of loans on nonaccrual status and/or more than 90 days past due (which excludes loans carried at zero fair value and considered uncollectible) exceeds the related fair value primarily because the firm regularly purchases loans, such as distressed loans, at values significantly below the contractual principal amounts.
The total contractual amount of unfunded lending commitments for which the fair value option was elected was $934 million as of March 2025 and $568 million as of December 2024, and the related fair value of these lending commitments was not material as of both March 2025 and December 2024. See Note 18 for further information about lending commitments.
Impact of Credit Spreads on Loans and Lending Commitments
The estimated net loss attributable to changes in instrument-specific credit spreads on loans and lending commitments for which the fair value option was elected was not material for both the three months ended March 2025 and March 2024. The firm generally calculates the fair value of loans and lending commitments for which the fair value option is elected by discounting future cash flows at a rate which incorporates the instrument-specific credit spreads. For floating-rate loans and lending commitments, substantially all changes in fair value are attributable to changes in instrument-specific credit spreads, whereas for fixed-rate loans and lending commitments, changes in fair value are also attributable to changes in interest rates.

Goldman Sachs March 2025 Form 10-Q	52

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
Substantially all of the securities borrowed and loaned within Equities financing are recorded based on the amount of cash collateral advanced or received plus accrued interest. The firm also reviews such securities borrowed to determine if an allowance for credit losses should be recorded by taking into consideration the fair value of collateral received. As these agreements generally can be terminated on demand, they exhibit little, if any, sensitivity to changes in interest rates. Therefore, the carrying value of such agreements approximates fair value. As these agreements are not accounted for at fair value, they are not included in the firm’s fair value hierarchy in Notes 4 and 5. Had these agreements been included in the firm’s fair value hierarchy, they would have been classified in level 2 as of both March 2025 and December 2024.

53	Goldman Sachs March 2025 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Offsetting Arrangements
The table below presents resale and repurchase agreements and securities borrowed and loaned transactions included in the consolidated balance sheets, as well as the amounts not offset in the consolidated balance sheets.

	Assets		Liabilities
$ in millions	Resale agreements	Securities borrowed	Repurchase agreements	Securities loaned
As of March 2025
Included in the consolidated balance sheets
Gross carrying value	$343,952	$224,640	$406,584	$69,056
Counterparty netting	(157,587)	(12,752)	(157,587)	(12,752)
Total	186,365	211,888	248,997	56,304

Amounts not offset	(181,004)	(202,826)	(242,009)	(55,809)
Total	$5,361	$9,062	$6,988	$495
As of December 2024
Included in the consolidated balance sheets
Gross carrying value	$313,924	$205,259	$408,242	$66,674
Counterparty netting	(133,862)	(10,614)	(133,862)	(10,614)
Total	180,062	194,645	274,380	56,060

Amounts not offset	(176,390)	(187,474)	(270,150)	(55,910)
Total	$3,672	$7,171	$4,230	$150
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
•Resale agreements included in the consolidated balance sheets of $186.09 billion as of March 2025 and $179.79 billion as of December 2024 and all repurchase agreements included in the consolidated balance sheets are carried at fair value under the fair value option. See Note 5 for further information about resale agreements and repurchase agreements accounted for at fair value.
•Securities borrowed included in the consolidated balance sheets of $51.75 billion as of March 2025 and $46.90 billion as of December 2024, and securities loaned included in the consolidated balance sheets of $10.73 billion as of March 2025 and $10.25 billion as of December 2024 were at fair value under the fair value option. See Note 5 for further information about securities borrowed and securities loaned accounted for at fair value.

Gross Carrying Value of Repurchase Agreements and Securities Loaned
The table below presents the gross carrying value of repurchase agreements and securities loaned by class of collateral pledged.

$ in millions	Repurchase agreements	Securities loaned
As of March 2025
Money market instruments	$451	$–
U.S. government and agency obligations	266,596	141
Non-U.S. government and agency obligations	108,298	1,008
Securities backed by commercial real estate	210	–
Securities backed by residential real estate	1,047	–
Corporate debt securities	14,470	310
State and municipal obligations	721	–
Other debt obligations	126	–
Equity securities	14,665	67,597
Total	$406,584	$69,056
As of December 2024
Money market instruments	$61	$–
U.S. government and agency obligations	276,341	–
Non-U.S. government and agency obligations	95,812	461
Securities backed by commercial real estate	407	–
Securities backed by residential real estate	1,154	–
Corporate debt securities	11,521	376
State and municipal obligations	573	–
Other debt obligations	289	–
Equity securities	22,084	65,837
Total	$408,242	$66,674
The table below presents the gross carrying value of repurchase agreements and securities loaned by maturity.

	As of March 2025
$ in millions	Repurchase agreements	Securities loaned
No stated maturity and overnight	$195,745	$42,187
2 - 30 days	100,254	1,435
31 - 90 days	39,441	2,062
91 days - 1 year	47,703	11,862
Greater than 1 year	23,441	11,510
Total	$406,584	$69,056
In the table above:
•Repurchase agreements and securities loaned that are repayable prior to maturity at the option of the firm are reflected at their contractual maturity dates.
•Repurchase agreements and securities loaned that are redeemable prior to maturity at the option of the holder are reflected at the earliest dates such options become exercisable.

Goldman Sachs March 2025 Form 10-Q	54

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
Other secured financings included nonrecourse arrangements. Nonrecourse other secured financings were $3.87 billion as of March 2025 and $3.74 billion as of December 2024.
The firm has elected to apply the fair value option to substantially all other secured financings because the use of fair value eliminates non-economic volatility in earnings that would arise from using different measurement attributes. See Note 5 for further information about other secured financings that are accounted for at fair value.
Other secured financings that are not recorded at fair value are recorded based on the amount of cash received plus accrued interest, which generally approximates fair value. As these financings are not accounted for at fair value, they are not included in the firm’s fair value hierarchy in Notes 4 and 5. Had these financings been included in the firm’s fair value hierarchy, substantially all would have been classified in level 3 as of both March 2025 and December 2024.
The table below presents information about other secured financings.

$ in millions	U.S. Dollar	Non-U.S. Dollar	Total
As of March 2025
Other secured financings:
Short-term	$12,125	$5,913	$18,038
Long-term	1,509	5,248	6,757
Total other secured financings	$13,634	$11,161	$24,795

Other secured financings collateralized by:
Financial instruments	$13,218	$9,187	$22,405
Other assets	$416	$1,974	$2,390
As of December 2024
Other secured financings:
Short-term	$16,333	$4,582	$20,915
Long-term	1,377	5,858	7,235
Total other secured financings	$17,710	$10,440	$28,150

Other secured financings collateralized by:
Financial instruments	$17,094	$8,644	$25,738
Other assets	$616	$1,796	$2,412

In the table above:
•Short-term other secured financings includes financings maturing within one year of the financial statement date and financings that are redeemable within one year of the financial statement date at the option of the holder.
•Other secured financings included $24.63 billion as of March 2025 and $27.99 billion as of December 2024 of financings accounted for at fair value under the fair value option.
•U.S. dollar-denominated long-term other secured financings had a weighted average interest rate of 6.98% as of March 2025 and 7.16% as of December 2024. These rates include the effect of hedging activities and excludes other secured financings held at fair value under the fair value option.
•All U.S. dollar denominated short-term and non-U.S. dollar denominated short- and long-term other secured financings were held at fair value under the fair value option.
•Total other secured financings included $2.83 billion as of March 2025 and $2.50 billion as of December 2024 related to transfers of financial assets accounted for as financings rather than sales. Such financings were collateralized by financial assets, primarily included in trading assets, of $2.86 billion as of March 2025 and $2.50 billion as of December 2024.
•Other secured financings collateralized by financial instruments included $20.38 billion as of March 2025 and $24.39 billion as of December 2024 of other secured financings collateralized by trading assets, investments and loans, and included $2.03 billion as of March 2025 and $1.35 billion as of December 2024 of other secured financings collateralized by financial instruments received as collateral and repledged.

55	Goldman Sachs March 2025 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
The table below presents other secured financings by maturity.

As of
$ in millions	March 2025
Other secured financings (short-term)	$18,038
Other secured financings (long-term):
2026	3,004
2027	1,399
2028	1,276
2029	146
2030	158
2031 - thereafter	774
Total other secured financings (long-term)	6,757
Total other secured financings	$24,795
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

	As of
	March	December
$ in millions	2025	2024
Collateral available to be delivered or repledged	$1,121,770	$1,038,740
Collateral that was delivered or repledged	$976,559	$912,863

The table below presents information about assets pledged.

	As of
	March	December
$ in millions	2025	2024
Pledged to counterparties that had the right to deliver or repledge
Trading assets	$130,151	$148,417

Pledged to counterparties that did not have the right to deliver or repledge
Trading assets	$185,383	$173,254
Investments	$11,855	$8,712
Loans	$12,165	$12,065
Other assets	$1,127	$1,590
The firm also segregates securities for regulatory and other purposes related to client activity. Such securities are segregated from trading assets and investments, as well as from securities received as collateral under resale agreements and securities borrowed transactions. Securities segregated by the firm were $50.54 billion as of March 2025 and $64.21 billion as of December 2024.
Note 12.
Other Assets
The table below presents other assets by type.

	As of
	March	December
$ in millions	2025	2024
Property, leasehold improvements and equipment	$7,926	$8,024
Goodwill	5,886	5,853
Identifiable intangible assets	854	847
Operating lease right-of-use assets	1,965	1,967
Income tax-related assets	8,936	9,131
Miscellaneous receivables and other	8,343	8,365
Total	$33,910	$34,187
Property, Leasehold Improvements and Equipment
Property, leasehold improvements and equipment is net of accumulated depreciation and amortization of $14.07 billion as of March 2025 and $13.64 billion as of December 2024. Property, leasehold improvements and equipment included $6.58 billion as of March 2025 and $6.57 billion as of December 2024 that the firm uses in connection with its operations. Substantially all of the remainder is held by investment entities, including VIEs, consolidated by the firm. Substantially all property and equipment is depreciated on a straight-line basis over the useful life of the asset. Leasehold improvements are amortized on a straight-line basis over the shorter of the useful life of the improvement or the term of the lease. Capitalized costs of software developed or obtained for internal use are amortized on a straight-line basis over three years.

Goldman Sachs March 2025 Form 10-Q	56

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
The firm tests property, leasehold improvements and equipment for impairment when events or changes in circumstances suggest that an asset’s or asset group’s carrying value may not be fully recoverable. To the extent the carrying value of an asset or asset group exceeds the projected undiscounted cash flows expected to result from the use and eventual disposal of the asset or asset group, the firm determines the asset or asset group is impaired and records an impairment equal to the difference between the estimated fair value and the carrying value of the asset or asset group. In addition, the firm will recognize an impairment prior to the sale of an asset or asset group if the carrying value of the asset or asset group exceeds its estimated fair value. Any impairments recognized are included in depreciation and amortization. The firm had no material impairments during the three months ended March 2025 and $80 million during the three months ended March 2024, substantially all related to commercial real estate included in CIEs within Asset & Wealth Management.
Goodwill
Goodwill is the cost of acquired companies in excess of the fair value of net assets, including identifiable intangible assets, at the acquisition date.
The table below presents the carrying value of goodwill by reporting unit.

	As of
	March	December
$ in millions	2025	2024
Global Banking & Markets:
Investment banking	$267	$267
FICC	269	269
Equities	2,647	2,647
Asset & Wealth Management:
Asset management	1,394	1,361
Wealth management	1,309	1,309
Total	$5,886	$5,853
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
In the fourth quarter of 2024, the firm performed its annual assessment of goodwill for impairment, for each of its reporting units with goodwill, by performing a qualitative assessment. Multiple factors, including performance indicators, macroeconomic indicators, firm and industry events, and fair value indicators, were assessed with respect to each of these reporting units to determine whether it was more likely than not that the estimated fair value of each of those reporting units was less than its carrying value. As a result of the qualitative assessment, the firm determined that it was more likely than not that the estimated fair value of each reporting unit with goodwill exceeded its respective carrying value. Therefore, the firm determined that goodwill for each reporting unit was not impaired and that a quantitative goodwill test was not required.
There were no events or changes in circumstances during the three months ended March 2025 that would indicate that it was more likely than not that the estimated fair value of each of the reporting units with goodwill did not exceed its respective carrying value as of March 2025.

57	Goldman Sachs March 2025 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Identifiable Intangible Assets
The table below presents identifiable intangible assets by type.

	As of
	March	December
$ in millions	2025	2024
Customer lists
Gross carrying value	$2,224	$2,187
Accumulated amortization	(1,386)	(1,358)
Net carrying value	838	829

Other
Gross carrying value	77	82
Accumulated amortization	(61)	(64)
Net carrying value	16	18

Total gross carrying value	2,301	2,269
Total accumulated amortization	(1,447)	(1,422)
Total net carrying value	$854	$847
In the table above, substantially all of the firm’s identifiable intangible assets have finite useful lives and are amortized over their estimated useful lives generally using the straight-line method.

The tables below present information about the amortization of identifiable intangible assets.

	Three Months Ended March
$ in millions	2025	2024
Amortization	$21	$26

As of
$ in millions	March 2025
Estimated future amortization
Remainder of 2025	$59
2026	$74
2027	$74
2028	$74
2029	$74
2030	$74

The firm tests identifiable intangible assets for impairment when events or changes in circumstances suggest that an asset’s or asset group’s carrying value may not be fully recoverable. To the extent the carrying value of an asset or asset group exceeds the projected undiscounted cash flows expected to result from the use and eventual disposal of the asset or asset group, the firm determines the asset or asset group is impaired and records an impairment equal to the difference between the estimated fair value and the carrying value of the asset or asset group. In addition, the firm will recognize an impairment prior to the sale of an asset or asset group if the carrying value of the asset or asset group exceeds its estimated fair value. There were no material impairments or write-downs during either the three months ended March 2025 or March 2024.
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
An operating lease right-of-use asset is initially determined based on the operating lease liability, adjusted for initial direct costs, lease incentives and amounts paid at or prior to lease commencement. This amount is then amortized over the lease term. Right-of-use assets and operating lease liabilities recognized (in non-cash transactions for leases entered into or assumed) by the firm were not material for both the three months ended March 2025 and March 2024. See Note 15 for information about operating lease liabilities.
For leases where the firm will derive no economic benefit from leased space that it has vacated or where the firm has shortened the term of a lease when space is no longer needed, the firm will record an impairment or accelerated amortization of right-of-use assets. There were no material impairments or accelerated amortizations during either the three months ended March 2025 or March 2024.

Goldman Sachs March 2025 Form 10-Q	58

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Miscellaneous Receivables and Other
Miscellaneous receivables and other included:
•Investments in qualified affordable housing and renewable energy projects of $3.42 billion as of March 2025 and $3.46 billion as of December 2024. The firm receives tax credits for such investments. See Note 17 for further information about these investments.
•Assets classified as held for sale were $293 million as of March 2025 and $517 million as of December 2024. See below for further information.
Assets Held for Sale. Assets held for sale included $293 million as of March 2025 and $517 million as of December 2024 of assets that were primarily related to certain of the firm’s consolidated investments within Asset & Wealth Management. Substantially all of these assets consisted of property and equipment and were included in miscellaneous receivables and other within other assets.
During 2024, in connection with the planned transition of the GM credit card program to another issuer, the firm classified the GM credit card program (within Platform Solutions) as held for sale. The firm had previously classified the GM co-branded credit card loans as held for sale in 2023. The assets related to the GM credit card program consisted of the GM co-branded credit card portfolio (included in loans) of $1.7 billion as of March 2025 and $1.8 billion as of December 2024. See Note 9 for further information about loans classified as held for sale.

Note 13.
Deposits
The table below presents information about deposits.

	As of
	March	December
$ in millions	2025	2024
U.S. offices	$358,192	$341,711
Non-U.S. offices	112,942	91,302
Total	$471,134	$433,013

In the table above:
•Deposits include savings, demand and time deposits.
•All U.S. deposits were held at Goldman Sachs Bank USA (GS Bank USA). Substantially all non-U.S. deposits were held at Goldman Sachs International Bank (GSIB) and Goldman Sachs Bank Europe SE (GSBE).
•Substantially all deposits are interest-bearing.
The table below presents maturities of time deposits held in U.S. and non-U.S. offices.

	As of March 2025
$ in millions	U.S.	Non-U.S.	Total
Remainder of 2025	$69,790	$36,579	$106,369
2026	29,864	6,103	35,967
2027	4,522	233	4,755
2028	1,966	202	2,168
2029	1,422	191	1,613
2030	884	54	938
2031 - thereafter	1,156	1	1,157
Total	$109,604	$43,363	$152,967
In the table above:
•The aggregate amount of time deposits in denominations that met or exceeded the applicable insurance limits, or were otherwise not covered by insurance, were $21.23 billion in U.S. deposits and $42.98 billion in non-U.S. deposits.
•Time deposits included $72.84 billion as of March 2025 and $44.86 billion as of December 2024 of deposits accounted for at fair value under the fair value option. See Note 10 for further information about deposits accounted for at fair value.
The firm’s savings and demand deposits are recorded based on the amount of cash received plus accrued interest, which approximates fair value. In addition, the firm designates certain derivatives as fair value hedges to convert a portion of its time deposits not accounted for at fair value from fixed-rate obligations into floating-rate obligations. The carrying value of time deposits not accounted for at fair value approximated fair value as of both March 2025 and December 2024. As these savings and demand deposits and time deposits are not accounted for at fair value, they are not included in the firm’s fair value hierarchy in Notes 4 and 5. Had these deposits been included in the firm’s fair value hierarchy, they would have been classified in level 2 as of both March 2025 and December 2024.

59	Goldman Sachs March 2025 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Note 14.
Unsecured Borrowings
The table below presents information about unsecured borrowings.

	As of
	March	December
$ in millions	2025	2024
Unsecured short-term borrowings	$70,974	$69,709
Unsecured long-term borrowings	262,896	242,634
Total	$333,870	$312,343
Unsecured Short-Term Borrowings
Unsecured short-term borrowings includes the portion of unsecured long-term borrowings maturing within one year of the financial statement date and unsecured long-term borrowings that are redeemable within one year of the financial statement date at the option of the holder.
The firm accounts for certain hybrid financial instruments at fair value under the fair value option. See Note 10 for further information about unsecured short-term borrowings that are accounted for at fair value. In addition, the firm designates certain derivatives as fair value hedges to convert a portion of its unsecured short-term borrowings not accounted for at fair value from fixed-rate obligations into floating-rate obligations. The carrying value of unsecured short-term borrowings that are not recorded at fair value generally approximates fair value due to the short-term nature of the obligations. As these unsecured short-term borrowings are not accounted for at fair value, they are not included in the firm’s fair value hierarchy in Notes 4 and 5. Had these borrowings been included in the firm’s fair value hierarchy, substantially all would have been classified in level 2 as of both March 2025 and December 2024.
The table below presents information about unsecured short-term borrowings.

	As of
	March	December
$ in millions	2025	2024
Current portion of unsecured long-term borrowings	$35,498	$38,521
Hybrid financial instruments	33,090	29,130
Other unsecured short-term borrowings	2,386	2,058
Total unsecured short-term borrowings	$70,974	$69,709
Weighted average interest rate	4.46%	5.87%
In the table above, the weighted average interest rates for these borrowings include the effect of hedging activities and exclude unsecured short-term borrowings accounted for at fair value under the fair value option. See Note 7 for further information about hedging activities.

Unsecured Long-Term Borrowings
The table below presents information about unsecured long-term borrowings.

$ in millions	U.S. Dollar	Non-U.S. Dollar	Total
As of March 2025
Fixed-rate obligations	$131,658	$30,606	$162,264
Floating-rate obligations	68,193	32,439	100,632
Total	$199,851	$63,045	$262,896
As of December 2024
Fixed-rate obligations	$123,111	$28,321	$151,432
Floating-rate obligations	60,730	30,472	91,202
Total	$183,841	$58,793	$242,634
In the table above:
•Unsecured long-term borrowings consists principally of senior borrowings, which have maturities extending through 2061.
•Unsecured long-term borrowings included $100.37 billion as of March 2025 and $89.19 billion as of December 2024 of borrowings accounted for at fair value under the fair value option. The carrying value of unsecured long-term borrowings for which the firm did not elect the fair value option was $162.52 billion as of March 2025 and $153.44 billion as of December 2024. The estimated fair value of such unsecured long-term borrowings was $164.28 billion as of March 2025 and $156.31 billion as of December 2024. As these borrowings are not accounted for at fair value, they are not included in the firm’s fair value hierarchy in Notes 4 and 5. Had these borrowings been included in the firm’s fair value hierarchy, substantially all would have been classified in level 2 as of both March 2025 and December 2024.
•Floating-rate obligations includes equity-linked, credit-linked and indexed instruments. Floating interest rates are generally based on SOFR and Euro Interbank Offered Rate.
•U.S. dollar-denominated debt had interest rates ranging from 1.09% to 6.75% (with a weighted average rate of 4.22%) as of March 2025 and 0.86% to 6.75% (with a weighted average rate of 4.10%) as of December 2024. These rates exclude unsecured long-term borrowings accounted for at fair value under the fair value option.
•Non-U.S. dollar-denominated debt had interest rates ranging from 0.25% to 7.25% (with a weighted average rate of 2.01%) as of March 2025 and 0.25% to 7.25% (with a weighted average rate of 2.04%) as of December 2024. These rates exclude unsecured long-term borrowings accounted for at fair value under the fair value option.

Goldman Sachs March 2025 Form 10-Q	60

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
The table below presents unsecured long-term borrowings by maturity.

As of
$ in millions	March 2025
2026	$26,817
2027	45,061
2028	31,216
2029	32,781
2030	25,333
2031 - thereafter	101,688
Total	$262,896
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
•Unsecured long-term borrowings included $(8.84) billion of adjustments to the carrying value of certain unsecured long-term borrowings resulting from the application of hedge accounting by year of maturity as follows: $(146) million in 2026, $(708) million in 2027, $(740) million in 2028, $(749) million in 2029, $(784) million in 2030 and $(5.71) billion in 2031 and thereafter.
The firm designates certain derivatives as fair value hedges to convert a portion of fixed-rate unsecured long-term borrowings not accounted for at fair value into floating-rate obligations. See Note 7 for further information about hedging activities.

The table below presents unsecured long-term borrowings, after giving effect to such hedging activities.

	As of
	March	December
$ in millions	2025	2024
Fixed-rate obligations	$35,106	$25,666
Floating-rate obligations	227,790	216,968
Total	$262,896	$242,634
In the table above, the aggregate amounts of unsecured long-term borrowings had weighted average interest rates of 5.50% (4.37% related to fixed-rate obligations and 5.65% related to floating-rate obligations) as of March 2025 and 5.72% (4.39% related to fixed-rate obligations and 5.82% related to floating-rate obligations) as of December 2024. These rates exclude unsecured long-term borrowings accounted for at fair value under the fair value option.
Subordinated Borrowings
Unsecured long-term borrowings includes subordinated debt and junior subordinated debt. Subordinated debt that matures within one year is included in unsecured short-term borrowings. Junior subordinated debt is junior in right of payment to other subordinated borrowings, which are junior to senior borrowings. Subordinated debt had maturities ranging from 2025 to 2045 as of both March 2025 and December 2024.
The table below presents information about subordinated borrowings.

$ in millions	Par Amount	Carrying Value	Rate
As of March 2025
Subordinated debt	$12,190	$11,510	6.76%
Junior subordinated debt	968	1,022	5.87%
Total	$13,158	$12,532	6.69%
As of December 2024
Subordinated debt	$12,131	$11,217	6.89%
Junior subordinated debt	968	1,004	5.88%
Total	$13,099	$12,221	6.82%
In the table above, the rate is the weighted average interest rate for these borrowings (excluding borrowings accounted for at fair value under the fair value option), including the effect of fair value hedges used to convert fixed-rate obligations into floating-rate obligations. See Note 7 for further information about hedging activities.

61	Goldman Sachs March 2025 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Junior Subordinated Debt
In 2004, Group Inc. issued $2.84 billion of junior subordinated debt to Goldman Sachs Capital I, a Delaware statutory trust. Goldman Sachs Capital I issued $2.75 billion of guaranteed preferred beneficial interests (Trust Preferred securities) to third parties and $85 million of common beneficial interests to Group Inc. As of both March 2025 and December 2024, the outstanding par amount of junior subordinated debt held by Goldman Sachs Capital I was $968 million and the outstanding par amount of Trust Preferred securities and common beneficial interests issued by Goldman Sachs Capital I was $939 million and $29 million, respectively. Goldman Sachs Capital I is a wholly-owned finance subsidiary of the firm for regulatory and legal purposes but is not consolidated for accounting purposes.
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
Note 15.
Other Liabilities
The table below presents other liabilities by type.

	As of
	March	December
$ in millions	2025	2024
Compensation and benefits	$4,422	$8,770
Income tax-related liabilities	3,370	3,544
Operating lease liabilities	2,075	2,062
Noncontrolling interests	356	401
Employee interests in consolidated funds	16	16
Accrued expenses and other	9,555	9,427
Total	$19,794	$24,220

Operating Lease Liabilities
For leases longer than one year, the firm recognizes a right-of-use asset representing the right to use the underlying asset for the lease term, and a lease liability representing the liability to make payments. See Note 12 for information about operating lease right-of-use assets.
The table below presents information about operating lease liabilities.

$ in millions	Operating lease liabilities
As of March 2025
Remainder of 2025	$316
2026	289
2027	259
2028	247
2029	226
2030 - thereafter	1,337
Total undiscounted lease payments	2,674
Imputed interest	(599)
Total operating lease liabilities	$2,075

Weighted average remaining lease term	11 years
Weighted average discount rate	4.30%
As of December 2024
2025	$295
2026	315
2027	278
2028	252
2029	225
2030 - thereafter	1,298
Total undiscounted lease payments	2,663
Imputed interest	(601)
Total operating lease liabilities	$2,062

Weighted average remaining lease term	12 years
Weighted average discount rate	4.25%
In the table above, the weighted average discount rate represents the firm’s incremental borrowing rate as of the date of adoption of ASU No. 2016-02, “Leases (Topic 842),” for operating leases existing on the date of adoption and as of the lease inception date for leases entered into subsequent to the adoption of this ASU.
Operating lease costs were $114 million for the three months ended March 2025 and $123 million for the three months ended March 2024. Variable lease costs, which are included in operating lease costs, were not material for both the three months ended March 2025 and March 2024. Total occupancy expenses for space held in excess of the firm’s current requirements were not material for both the three months ended March 2025 and March 2024.
Lease payments relating to operating lease arrangements that were signed but had not yet commenced were $1.10 billion as of March 2025.

Goldman Sachs March 2025 Form 10-Q	62

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Accrued Expenses and Other
Accrued expenses and other included:
•Liabilities classified as held for sale were not material as of both March 2025 and December 2024. See Note 12 for further information about assets held for sale.
•Contract liabilities, which represent consideration received by the firm in connection with its contracts with clients prior to providing the service, were $120 million as of March 2025 and were not material as of December 2024.
•Accrued unfunded commitments related to investments in qualified affordable housing and renewable energy projects were $2.04 billion as of March 2025 and $2.15 billion as of December 2024. See Note 17 for further information about these investments.
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

	Three Months Ended March
$ in millions	2025	2024
Residential mortgages	$13,566	$6,257
Commercial mortgages	5,645	158
Other financial assets	418	–
Total financial assets securitized	$19,629	$6,415
Retained interests cash flows	$211	$187
The firm securitized assets of $133 million during the three months ended March 2025 and $37 million during the three months ended March 2024, in a non-cash exchange for loans and investments.
The table below presents information about nonconsolidated securitization entities to which the firm sold assets and had continuing involvement as of the end of the period.

$ in millions	Outstanding Principal Amount	Retained Interests	Purchased Interests
As of March 2025
U.S. government agency-issued CMOs	$41,741	$3,169	$–
Other residential mortgage-backed	34,379	1,409	11
Other commercial mortgage-backed	62,586	977	25
Corporate debt and other asset-backed	12,919	476	3
Total	$151,625	$6,031	$39
As of December 2024
U.S. government agency-issued CMOs	$34,049	$3,053	$–
Other residential mortgage-backed	33,069	1,357	14
Other commercial mortgage-backed	59,562	945	57
Corporate debt and other asset-backed	12,059	493	5
Total	$138,739	$5,848	$76

63	Goldman Sachs March 2025 Form 10-Q

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
•The fair value of retained interests was $5.99 billion as of March 2025 and $5.78 billion as of December 2024.
In addition to the interests in the table above, the firm had other continuing involvement in the form of derivative transactions and commitments with certain nonconsolidated VIEs. The carrying value of these derivatives and commitments was a net asset of $1.03 billion as of March 2025 and $847 million as of December 2024, and the notional amount of these derivatives and commitments was $3.26 billion as of March 2025 and $2.78 billion as of December 2024. The notional amounts of these derivatives and commitments are included in maximum exposure to loss in the nonconsolidated VIE table in Note 17. Additionally, the firm provided seller financing of $340 million (in connection with the sale of $425 million of loans) during the three months ended March 2025 and approximately $1.50 billion (in connection with the sale of $3.69 billion of loans) during the three months ended March 2024. The principal and interest repayments received from the seller financings were $198 million for the three months ended March 2025 and $381 million for the three months ended March 2024. The total outstanding principal amount of seller financings were $1.48 billion as of March 2025 and $1.32 billion as of December 2024.

The table below presents information about the weighted average key economic assumptions used in measuring the fair value of mortgage-backed retained interests.

	As of
	March	December
$ in millions	2025	2024
Fair value of retained interests	$5,512	$5,292
Weighted average life (years)	5.9	6.1
Constant prepayment rate	11.4%	10.0%
Impact of 10% adverse change	$(58)	$(57)
Impact of 20% adverse change	$(110)	$(110)
Discount rate	7.6%	7.8%
Impact of 10% adverse change	$(152)	$(136)
Impact of 20% adverse change	$(296)	$(281)
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
The firm has other retained interests not reflected in the table above with a fair value of $482 million and a weighted average life of 5.1 years as of March 2025, and a fair value of $491 million and a weighted average life of 5.0 years as of December 2024. Due to the nature and fair value of certain of these retained interests, the weighted average assumptions for constant prepayment and discount rates and the related sensitivity to adverse changes are not meaningful as of both March 2025 and December 2024. The firm’s maximum exposure to adverse changes in the value of these interests is the carrying value of $476 million as of March 2025 and $493 million as of December 2024.

Goldman Sachs March 2025 Form 10-Q	64

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

65	Goldman Sachs March 2025 Form 10-Q

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
Nonconsolidated VIEs
The table below presents a summary of the nonconsolidated VIEs in which the firm holds variable interests.

	As of
	March	December
$ in millions	2025	2024
Total nonconsolidated VIEs
Assets in VIEs	$223,108	$206,500
Carrying value of variable interests — assets	$17,885	$16,710
Carrying value of variable interests — liabilities	$2,492	$2,754
Maximum exposure to loss:
Retained interests	$6,031	$5,848
Purchased interests	577	767
Commitments and guarantees	5,129	5,034
Derivatives	9,543	8,974
Debt and equity	7,981	6,878
Total	$29,261	$27,501
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

The table below presents information, by principal business activity, for nonconsolidated VIEs included in the summary table above.

	As of
	March	December
$ in millions	2025	2024
Mortgage-backed
Assets in VIEs	$139,628	$128,378
Carrying value of variable interests — assets	$5,672	$5,618
Maximum exposure to loss:
Retained interests	$5,555	$5,355
Purchased interests	117	263
Derivatives	1	1
Total	$5,673	$5,619

Tax credit and other investing
Assets in VIEs	$58,388	$55,311
Carrying value of variable interests — assets	$6,889	$6,978
Carrying value of variable interests — liabilities	$2,079	$2,315
Maximum exposure to loss:
Commitments and guarantees	$4,402	$4,138
Debt and equity	4,850	4,831
Total	$9,252	$8,969

Corporate debt and other asset-backed
Assets in VIEs	$25,092	$22,811
Carrying value of variable interests — assets	$5,324	$4,114
Carrying value of variable interests — liabilities	$413	$439
Maximum exposure to loss:
Retained interests	$476	$493
Purchased interests	460	504
Commitments and guarantees	727	896
Derivatives	9,542	8,973
Debt and equity	3,131	2,047
Total	$14,336	$12,913
As of both March 2025 and December 2024, the carrying values of the firm’s variable interests in nonconsolidated VIEs are included in the consolidated balance sheets as follows:
•Mortgage-backed: Assets primarily included in trading assets and loans.
•Tax credit and other investing: Assets primarily included in investments and other assets, and liabilities included in trading liabilities and other liabilities.
•Corporate debt and other asset-backed: Assets included in loans and trading assets, and liabilities included in trading liabilities.

Goldman Sachs March 2025 Form 10-Q	66

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Tax Credit VIEs
The firm makes equity investments in nonconsolidated tax credit VIEs that invest in qualified affordable housing and renewable energy projects. These VIEs are generally organized as limited partnerships or similar entities and a third party is typically the general partner or the managing member. The firm invests in the entity as a limited partner and receives income tax credits and other income tax benefits for such investments. The firm has elected the proportional amortization method for qualified affordable housing and renewable energy projects that receive production tax credits. The investments that meet the criteria for the proportional amortization method of accounting are amortized in proportion to the income tax credits and other income tax benefits received on such investments. The amortization of investments and the related income tax credits and other income tax benefits are recorded as a component of the provision for taxes, and are included in other operating activities in the consolidated statements of cash flows.
The table below presents information about investments (included in miscellaneous receivables and other within other assets in the consolidated balance sheets) in qualified affordable housing and renewable energy projects that met the criteria of the proportional amortization method of accounting.

	As of
	March	December
$ in millions	2025	2024
Carrying value of investments	$3,416	$3,456
In the table above, investments included $2.04 billion as of March 2025 and $2.15 billion as of December 2024 of accrued unfunded commitments. As of March 2025, a majority of such accrued unfunded commitments were expected to be funded by year-end 2026.
The table below presents information about the amortization and income tax credits and other income tax benefits related to investments in qualified affordable housing and renewable energy projects that met the criteria of the proportional amortization method of accounting.

	Three Months Ended March
$ in millions	2025	2024
Amortization	$131	$124
Tax credits and other benefits	$168	$151
Investments in qualified affordable housing projects that did not meet the criteria for the proportional amortization method of accounting were $103 million as of March 2025 and were not material as of December 2024.

The firm’s existing investments in renewable energy projects that receive production tax credits were not eligible for transition to the proportional amortization method of accounting upon adoption of ASU No. 2023-02. Such investments were $1.37 billion as of March 2025 and $1.39 billion as of December 2024, were included in investments in the consolidated balance sheets and were accounted for at fair value under the fair value option.
Consolidated VIEs
The table below presents a summary of the carrying value and balance sheet classification of assets and liabilities in consolidated VIEs.

	As of
	March	December
$ in millions	2025	2024
Total consolidated VIEs
Assets
Cash and cash equivalents	$56	$172
Customer and other receivables	361	325
Trading assets	120	95
Investments	182	170
Loans	6	9
Other assets	70	69
Total	$795	$840

Liabilities
Other secured financings	$576	$661
Customer and other payables	7	7
Unsecured short-term borrowings	5	5
Unsecured long-term borrowings	15	15
Other liabilities	176	165
Total	$779	$853
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
•Substantially all assets can only be used to settle obligations of the VIE.

67	Goldman Sachs March 2025 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
The table below presents information, by principal business activity, for consolidated VIEs included in the summary table above.

	As of
	March	December
$ in millions	2025	2024
Real estate, credit-related and other investing
Assets
Cash and cash equivalents	$16	$17
Customer and other receivables	2	–
Trading assets	15	18
Investments	182	170
Loans	6	9
Other assets	70	69
Total	$291	$283

Liabilities
Other secured financings	$3	$4
Customer and other payables	7	7
Other liabilities	176	165
Total	$186	$176

Corporate debt and other asset-backed
Assets
Cash and cash equivalents	$40	$155
Total	$40	$155

Liabilities
Other secured financings	$248	$334
Total	$248	$334

Principal-protected notes
Assets
Customer and other receivables	$359	$325
Trading assets	105	77
Total	$464	$402

Liabilities
Other secured financings	$325	$323
Unsecured short-term borrowings	5	5
Unsecured long-term borrowings	15	15
Total	$345	$343
In the table above, creditors and beneficial interest holders of real estate, credit-related and other investing VIEs do not have recourse to the general credit of the firm.

Note 18.
Commitments, Contingencies and Guarantees
Commitments
The table below presents commitments by type.

	As of
	March	December
$ in millions	2025	2024
Commitment Type
Commercial lending:
Investment-grade	$129,311	$124,001
Non-investment-grade	68,136	67,755
Warehouse financing	14,974	13,587
Credit cards	81,311	78,099
Total lending	293,732	283,442
Risk participations	7,066	5,014
Collateralized agreement	92,515	95,282
Collateralized financing	48,124	49,333
Investment	5,451	5,832
Other	9,197	8,223
Total commitments	$456,085	$447,126
The table below presents commitments by expiration.

	As of March 2025
	Remainder	2026 -	2028 -	2030 -
$ in millions	of 2025	2027	2029	Thereafter
Commitment Type
Commercial lending:
Investment-grade	$11,975	$44,562	$56,786	$15,988
Non-investment-grade	2,994	21,548	27,635	15,959
Warehouse financing	863	8,373	3,713	2,025
Credit cards	81,311	–	–	–
Total lending	97,143	74,483	88,134	33,972
Risk participations	602	2,470	3,190	804
Collateralized agreement	91,559	956	–	–
Collateralized financing	47,885	239	–	–
Investment	834	1,501	245	2,871
Other	8,619	399	40	139
Total commitments	$246,642	$80,048	$91,609	$37,786

Goldman Sachs March 2025 Form 10-Q	68

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
The table below presents information about lending commitments.

	As of
	March	December
$ in millions	2025	2024
Held for investment	$271,872	$262,604
Held for sale	20,828	20,258
At fair value	1,032	580
Total	$293,732	$283,442
In the table above:
•Held for investment lending commitments are accounted for at amortized cost. The carrying value of lending commitments was a liability of $963 million (including allowance for credit losses of $707 million) as of March 2025 and $929 million (including allowance for credit losses of $674 million) as of December 2024. The estimated fair value of such lending commitments was a liability of $5.91 billion as of March 2025 and $4.84 billion as of December 2024. Had these lending commitments been carried at fair value and included in the fair value hierarchy, $3.43 billion as of March 2025 and $2.44 billion as of December 2024 would have been classified in level 2, and $2.48 billion as of March 2025 and $2.40 billion as of December 2024 would have been classified in level 3.
•Held for sale lending commitments are accounted for at the lower of cost or fair value. The carrying value of lending commitments held for sale was a liability of $60 million as of March 2025 and $43 million as of December 2024. The estimated fair value of such lending commitments approximates the carrying value. Had these lending commitments been included in the fair value hierarchy, they would have been primarily classified in level 3 as of both March 2025 and December 2024.
•Gains or losses related to lending commitments at fair value, if any, are generally recorded net of any fees in other principal transactions.

Commercial Lending. The firm’s commercial lending commitments were primarily extended to investment-grade corporate borrowers. Such commitments primarily related to relationship lending activities (principally used for operating and general corporate purposes), and other investment banking activities (generally extended for contingent acquisition financing and are often intended to be short-term in nature, as borrowers often seek to replace them with other funding sources). The firm also extends lending commitments in connection with commercial real estate financing and other collateralized lending. See Note 9 for further information about funded loans.
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
Credit Cards. The firm provides credit to consumers by issuing credit card lines. These credit card lines are cancellable by the firm. Credit card lines included $14.39 billion as of March 2025 and $14.32 billion as of December 2024 of commitments classified as held for sale in connection with the planned sale of the GM co-branded credit card portfolio.
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

69	Goldman Sachs March 2025 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Investment Commitments
Investment commitments includes commitments to invest in private equity, real estate and other assets directly and through funds that the firm raises and manages. Investment commitments included $1.09 billion as of March 2025 and $1.10 billion as of December 2024, related to commitments to invest in funds managed by the firm. If these commitments are called, they would be funded at market value on the date of investment.
Contingencies
Legal Proceedings. See Note 27 for information about legal proceedings.
Guarantees
The table below presents derivatives that meet the definition of a guarantee, securities lending and clearing guarantees and certain other financial guarantees.

$ in millions	Derivatives	Securities lending and clearing	Other financial guarantees
As of March 2025
Carrying Value of Net Liability	$3,189	$–	$426
Maximum Payout/Notional Amount by Period of Expiration
Remainder of 2025	$137,880	$102,654	$1,494
2026 - 2027	130,626	–	3,068
2028 - 2029	20,509	–	1,915
2030 - thereafter	32,644	–	378
Total	$321,659	$102,654	$6,855
As of December 2024
Carrying Value of Net Liability	$3,535	$–	$425
Maximum Payout/Notional Amount by Period of Expiration
2025	$181,940	$58,056	$2,523
2026 - 2027	78,419	–	3,086
2028 - 2029	17,074	–	1,843
2030 - thereafter	31,819	–	505
Total	$309,252	$58,056	$7,957
In the table above:
•The maximum payout is based on the notional amount of the contract and does not represent anticipated losses.
•Amounts exclude certain commitments to issue standby letters of credit that are included in lending commitments. See the tables in “Commitments” above for a summary of the firm’s commitments.
•The carrying value for derivatives included derivative assets of $548 million as of March 2025 and $464 million as of December 2024, and derivative liabilities of $3.74 billion as of March 2025 and $4.00 billion as of December 2024.

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
As an agency lender, the firm indemnifies most of its securities lending customers against losses incurred in the event that borrowers do not return securities and the collateral held is insufficient to cover the market value of the securities borrowed. The maximum payout of such indemnifications was $12.64 billion as of March 2025 and $10.62 billion as of December 2024. Collateral held by the lenders in connection with securities lending indemnifications was $13.17 billion as of March 2025 and $11.02 billion as of December 2024. Because the contractual nature of these arrangements requires the firm to obtain collateral with a market value that exceeds the value of the securities lent to the borrower, there is minimal performance risk associated with these indemnifications.

Goldman Sachs March 2025 Form 10-Q	70

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
As a sponsoring member of the Government Securities Division of the Fixed Income Clearing Corporation, the firm guarantees the performance of its sponsored member clients to the Fixed Income Clearing Corporation in connection with certain resale and repurchase agreements. To minimize potential losses on such guarantees, the firm obtains a security interest in the collateral that the sponsored client placed with the Fixed Income Clearing Corporation. Therefore, the risk of loss on such guarantees is minimal. The maximum payout on this guarantee was $90.01 billion as of March 2025 and $47.44 billion as of December 2024. The related collateral held was $88.63 billion as of March 2025 and $46.96 billion as of December 2024.
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

71	Goldman Sachs March 2025 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
The firm is unable to develop an estimate of the maximum payout under these guarantees and indemnifications as this depends upon the occurrence of future events, including an assessment of claims that have not yet occurred. However, management believes that it is unlikely the firm will have to make any material payments under these arrangements, and no material liabilities related to these guarantees and indemnifications have been recognized in the consolidated balance sheets as of both March 2025 and December 2024.
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
In addition, the firm may provide indemnifications to some counterparties to protect them in the event additional taxes are owed or payments are withheld, due either to a change in or an adverse application of certain non-U.S. tax laws. These indemnifications, as well as indemnifications provided by the firm on other contractual or other obligations, generally are standard contractual terms and are entered into in the ordinary course of business. Generally, there are no stated or notional amounts included in these indemnifications, and the contingencies triggering the obligation to indemnify are not expected to occur. Future changes in tax laws and how such laws would apply to these indemnifications cannot be determined. Therefore, the firm is unable to develop an estimate of the maximum payout under these guarantees and indemnifications. However, management believes that it is unlikely the firm will have to make any material payments under these arrangements, and no material liabilities related to these arrangements have been recognized in the consolidated balance sheets as of both March 2025 and December 2024.
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
Note 19.
Shareholders’ Equity
Common Equity
As of both March 2025 and December 2024, the firm had 4.00 billion authorized shares of common stock and 200 million authorized shares of nonvoting common stock, each with a par value of $0.01 per share.
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
The table below presents information about common stock repurchases.

	Three Months Ended March
in millions, except per share amounts	2025	2024
Common share repurchases	7.1	3.9
Average cost per share	$610.57	$384.55
Total cost of common share repurchases	$4,360	$1,500
Pursuant to the terms of certain share-based awards, employees may remit shares to the firm or the firm may cancel share-based awards to satisfy statutory employee tax withholding requirements. In connection with these awards, during the three months ended March 2025, 997 shares were remitted with a total value of $0.6 million and the firm cancelled 3.0 million share-based awards with a total value of $1.85 billion. The amount of cash used to settle share-based awards was not material for both the three months ended March 2025 and March 2024.
The table below presents common stock dividends declared.

	Three Months Ended March
	2025	2024
Dividends declared per common share	$3.00	$2.75
On April 11, 2025, the Board of Directors of Group Inc. declared a dividend of $3.00 per common share to be paid on June 27, 2025 to common shareholders of record on May 30, 2025.

Goldman Sachs March 2025 Form 10-Q	72

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Preferred Equity
The tables below present information about the perpetual preferred stock issued and outstanding as of March 2025.

Series	Shares Authorized	Shares Issued	Shares Outstanding	Depositary Shares Per Share
A	50,000	30,000	29,999	1,000
C	25,000	8,000	8,000	1,000
D	60,000	54,000	53,999	1,000
E	17,500	7,667	7,667	N.A.
F	5,000	1,615	1,615	N.A.
O	26,000	26,000	26,000	25
Q	20,000	20,000	20,000	25
R	24,000	24,000	24,000	25
S	14,000	14,000	14,000	25
T	27,000	27,000	27,000	25
U	30,000	30,000	30,000	25
V	30,000	30,000	30,000	25
W	60,000	60,000	60,000	25
X	90,000	90,000	90,000	25
Y	80,000	80,000	80,000	25
Z	76,000	76,000	76,000	25
Total	634,500	578,282	578,280

Series	Earliest Redemption Date	Liquidation Preference	Redemption Value ($ in millions)
A	Currently redeemable	$25,000	$750
C	Currently redeemable	$25,000	200
D	Currently redeemable	$25,000	1,350
E	Currently redeemable	$100,000	767
F	Currently redeemable	$100,000	161
O	November 10, 2026	$25,000	650
Q	Currently redeemable	$25,000	500
R	Currently redeemable	$25,000	600
S	Currently redeemable	$25,000	350
T	May 10, 2026	$25,000	675
U	August 10, 2026	$25,000	750
V	November 10, 2026	$25,000	750
W	February 10, 2029	$25,000	1,500
X	May 10, 2029	$25,000	2,250
Y	November 10, 2034	$25,000	2,000
Z	February 10, 2030	$25,000	1,900
Total			$15,153

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
•In January 2025, the firm issued 76,000 shares of Series Z 6.85% Fixed-Rate Reset Non-Cumulative Preferred Stock (Series Z Preferred Stock).
•The redemption price per share for Series A through F and Series Q through Z Preferred Stock is the liquidation preference plus declared and unpaid dividends. The redemption price per share for Series O Preferred Stock is the liquidation preference plus accrued and unpaid dividends.
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

73	Goldman Sachs March 2025 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
The table below presents the dividend rates of perpetual preferred stock as of March 2025.

Series	Per Annum Dividend Rate
A	3 month term SOFR + 1.01161%, with floor of 3.75%, payable quarterly
C	3 month term SOFR + 1.01161%, with floor of 4.00%, payable quarterly
D	3 month term SOFR + 0.93161%, with floor of 4.00%, payable quarterly
E	3 month term SOFR + 1.02911%, with floor of 4.00%, payable quarterly
F	3 month term SOFR + 1.03161%, with floor of 4.00%, payable quarterly
O	5.30%, payable semi-annually, from issuance date to, but excluding, November 10, 2026; 3 month term SOFR + 4.09561%, payable quarterly, thereafter
Q	5 year treasury rate + 3.623%, payable semi-annually
R	5 year treasury rate + 3.224%, payable semi-annually
S	5 year treasury rate + 2.85%, payable semi-annually
T	3.80%, payable semi-annually, from issuance date to, but excluding, May 10, 2026; 5 year treasury rate + 2.969%, payable semi-annually, thereafter
U	3.65%, payable semi-annually, from issuance date to, but excluding, August 10, 2026; 5 year treasury rate + 2.915%, payable semi-annually, thereafter
V	4.125%, payable semi-annually, from issuance date to, but excluding, November 10, 2026; 5 year treasury rate + 2.949%, payable semi-annually, thereafter
W	7.50%, payable semi-annually, from issuance date to, but excluding, February 10, 2029; 5 year treasury rate + 3.156%, payable semi-annually, thereafter
X	7.50%, payable semi-annually, from issuance date to, but excluding, May 10, 2029; 5 year treasury rate + 2.809%, payable semi-annually, thereafter
Y	6.125%, payable semi-annually, from issuance date to, but excluding, November 10, 2034; 10 year treasury rate +2.40%, payable semi-annually, thereafter
Z	6.85%, payable semi-annually, from issuance date to, but excluding, February 10, 2030; 5 year treasury rate + 2.461%, payable semi-annually, thereafter
In the table above:
•Dividends on each series of preferred stock are payable in arrears for the periods specified.
•The treasury rate for Series Q through Z is based on the most recent dividend determination date of the respective series.
The table below presents preferred stock dividends declared.

	2025		2024
Series	per share	$ in millions	per share	$ in millions
Three Months Ended March
A	$345.49	$10	$416.52	$12
C	$345.49	3	$416.52	3
D	$340.49	18	$411.30	22
E	$1,397.48	11	$1,619.35	12
F	$1,398.11	2	$1,619.98	3
K	$–	–	$398.44	11
P	$–	–	$555.17	33
Q	$922.38	18	$687.50	14
R	$618.75	15	$618.75	15
S	$550.00	8	$550.00	8
U	$456.25	14	$456.25	14
W	$937.50	56	$895.83	54
Total		$155		$201

On April 8, 2025, Group Inc. declared dividends of $335.50 per share of Series A Preferred Stock, $335.50 per share of Series C Preferred Stock, $330.44 per share of Series D Preferred Stock, $662.50 per share of Series O Preferred Stock, $475.00 per share of Series T Preferred Stock, $515.63 per share of Series V Preferred Stock, $937.50 per share of Series X Preferred Stock and $952.78 per share of Series Y Preferred Stock to be paid on May 12, 2025 to preferred shareholders of record on April 27, 2025 and declared dividends of $1,351.76 per share of Series E Preferred Stock and $1,352.39 per share of Series F Preferred Stock to be paid on June 2, 2025 to preferred shareholders of record on May 18, 2025. The aggregate amount of such preferred dividends was approximately $250 million.
Accumulated Other Comprehensive Income/(Loss)
The table below presents changes in accumulated other comprehensive income/(loss), net of tax, by type.

$ in millions	Beginning balance	Other comprehensive income/(loss) adjustments, net of tax	Ending balance
Three Months Ended March 2025
Currency translation	$(815)	$(35)	$(850)
Debt valuation adjustment	(386)	232	(154)
Pension and postretirement liabilities	(528)	10	(518)
Available-for-sale securities	(972)	420	(552)
Cash flow hedges	(1)	6	5
Total	$(2,702)	$633	$(2,069)
Three Months Ended March 2024
Currency translation	$(847)	$26	$(821)
Debt valuation adjustment	(123)	(556)	(679)
Pension and postretirement liabilities	(575)	16	(559)
Available-for-sale securities	(1,373)	115	(1,258)
Total	$(2,918)	$(399)	$(3,317)

Goldman Sachs March 2025 Form 10-Q	74

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
As of March 2025
CET1 capital ratio	13.7%	10.0%
Tier 1 capital ratio	15.2%	11.5%
Total capital ratio	17.2%	13.5%
As of December 2024
CET1 capital ratio	13.7%	10.0%
Tier 1 capital ratio	15.2%	11.5%
Total capital ratio	17.2%	13.5%
In the table above:
•Under both the Standardized and Advanced Capital Rules, the CET1 capital ratio requirement includes a minimum of 4.5%, the Tier 1 capital ratio requirement includes a minimum of 6.0% and the Total capital ratio requirement includes a minimum of 8.0%. These requirements also include the capital conservation buffer requirements, consisting of the G-SIB surcharge (Method 2) of 3.0% and the countercyclical capital buffer, which the FRB has set to zero percent. In addition, the capital conservation buffer requirements include the stress capital buffer (SCB) of 6.2% under the Standardized Capital Rules and a buffer of 2.5% under the Advanced Capital Rules.
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

75	Goldman Sachs March 2025 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
The table below presents information about risk-based capital ratios.

$ in millions	Standardized	Advanced
As of March 2025
CET1 capital	$102,721	$102,721
Tier 1 capital	$117,488	$117,488
Tier 2 capital	$14,130	$10,280
Total capital	$131,618	$127,768
RWAs	$692,743	$662,094

CET1 capital ratio	14.8%	15.5%
Tier 1 capital ratio	17.0%	17.7%
Total capital ratio	19.0%	19.3%
As of December 2024
CET1 capital	$103,065	$103,065
Tier 1 capital	$115,647	$115,647
Tier 2 capital	$14,125	$10,164
Total capital	$129,772	$125,811
RWAs	$688,541	$674,812

CET1 capital ratio	15.0%	15.3%
Tier 1 capital ratio	16.8%	17.1%
Total capital ratio	18.8%	18.6%
Leverage Ratios. The table below presents the leverage requirements.

	As of
	March	December
	2025	2024
Tier 1 leverage ratio	4.0%	4.0%
SLR	5.0%	5.0%
In the table above, the SLR requirement of 5% includes a minimum of 3% and a 2% buffer applicable to G-SIBs.
The table below presents information about leverage ratios.

	For the Three Months
	Ended or as of
	March	December
$ in millions	2025	2024
Tier 1 capital	$117,488	$115,647

Average total assets	$1,727,399	$1,699,419
Deductions from Tier 1 capital	(6,849)	(6,919)
Average adjusted total assets	1,720,550	1,692,500
Off-balance sheet and other exposures	433,134	428,256
Total leverage exposure	$2,153,684	$2,120,756

Tier 1 leverage ratio	6.8%	6.8%
SLR	5.5%	5.5%
In the table above:
•Average total assets represents the average daily assets for the quarter, and for the three months ended December 2024, also reflected the impact of Current Expected Credit Losses (CECL) transition.
•Off-balance sheet and other exposures primarily includes the monthly average of off-balance sheet exposures, consisting of derivatives, securities financing transactions, commitments and guarantees.

•Tier 1 leverage ratio is calculated as Tier 1 capital divided by average adjusted total assets.
•SLR is calculated as Tier 1 capital divided by total leverage exposure.
Risk-Based Capital. The table below presents information about risk-based capital.

	As of
	March	December
$ in millions	2025	2024
Common shareholders’ equity	$109,147	$108,743
Impact of CECL transition	–	276
Deduction for goodwill	(5,191)	(5,159)
Deduction for identifiable intangible assets	(662)	(638)
Other adjustments	(573)	(157)
CET1 capital	102,721	103,065
Preferred stock	15,153	13,253
Deduction for investments in covered funds	(383)	(669)
Other adjustments	(3)	(2)
Tier 1 capital	$117,488	$115,647

Standardized Tier 2 and Total capital
Tier 1 capital	$117,488	$115,647
Qualifying subordinated debt	8,919	9,124
Allowance for credit losses	5,215	5,011
Other adjustments	(4)	(10)
Standardized Tier 2 capital	14,130	14,125
Standardized Total capital	$131,618	$129,772

Advanced Tier 2 and Total capital
Tier 1 capital	$117,488	$115,647
Standardized Tier 2 capital	14,130	14,125
Allowance for credit losses	(5,215)	(5,011)
Other adjustments	1,365	1,050
Advanced Tier 2 capital	10,280	10,164
Advanced Total capital	$127,768	$125,811
In the table above:
•Beginning in January 2022, the firm started to phase in the estimated reduction to regulatory capital of $1.11 billion as a result of adopting the CECL model at 25% per year. As of December 2024, the impact of CECL transition reflected the remaining amount of reduction that was fully phased in on January 1, 2025.
•Deduction for goodwill was net of deferred tax liabilities of $695 million as of March 2025 and $694 million as of December 2024.
•Deduction for identifiable intangible assets was net of deferred tax liabilities of $192 million as of March 2025 and $209 million as of December 2024.
•Deduction for investments in covered funds represents the firm’s aggregate investments in applicable covered funds as defined in the Volcker Rule.

Goldman Sachs March 2025 Form 10-Q	76

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
The table below presents changes in CET1 capital, Tier 1 capital and Tier 2 capital.

$ in millions	Standardized	Advanced
Three Months Ended March 2025
CET1 capital
Beginning balance	$103,065	$103,065
Change in:
Common shareholders’ equity	404	404
Impact of CECL transition	(276)	(276)
Deduction for goodwill	(32)	(32)
Deduction for identifiable intangible assets	(24)	(24)
Other adjustments	(416)	(416)
Ending balance	$102,721	$102,721

Tier 1 capital
Beginning balance	$115,647	$115,647
Change in:
CET1 capital	(344)	(344)
Preferred stock	1,900	1,900
Deduction for investments in covered funds	286	286
Other adjustments	(1)	(1)
Ending balance	117,488	117,488
Tier 2 capital
Beginning balance	14,125	10,164
Change in:
Qualifying subordinated debt	(205)	(205)
Allowance for credit losses	204	–
Other adjustments	6	321
Ending balance	14,130	10,280
Total capital	$131,618	$127,768
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
The firm’s positional losses observed on a single day did not exceed its 99% one-day regulatory VaR during the three months ended March 2025 and exceeded on two occasions during 2024. There was no change in the firm’s VaR multiplier used to calculate Market RWAs;

77	Goldman Sachs March 2025 Form 10-Q

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
The table below presents information about RWAs.

$ in millions	Standardized	Advanced
As of March 2025
Credit RWAs
Derivatives	$145,856	$96,279
Commitments, guarantees and loans	253,835	205,226
Securities financing transactions	108,085	25,088
Equity investments	30,603	32,418
Other	70,894	99,820
Total Credit RWAs	609,273	458,831
Market RWAs
Regulatory VaR	15,705	15,705
Stressed VaR	39,114	39,114
Incremental risk	5,845	5,845
Comprehensive risk	2,743	2,743
Specific risk	20,063	20,063
Total Market RWAs	83,470	83,470
Total Operational RWAs	–	119,793
Total RWAs	$692,743	$662,094
As of December 2024
Credit RWAs
Derivatives	$146,368	$99,766
Commitments, guarantees and loans	247,140	199,816
Securities financing transactions	97,174	22,846
Equity investments	30,018	31,457
Other	71,013	97,129
Total Credit RWAs	591,713	451,014
Market RWAs
Regulatory VaR	19,995	19,995
Stressed VaR	48,249	48,249
Incremental risk	7,054	7,054
Comprehensive risk	2,057	2,057
Specific risk	19,473	19,473
Total Market RWAs	96,828	96,828
Total Operational RWAs	–	126,970
Total RWAs	$688,541	$674,812

In the table above:
•Securities financing transactions represents resale and repurchase agreements and securities borrowed and loaned transactions.
•Other includes receivables, certain debt securities, cash and cash equivalents, and other assets.
The table below presents changes in RWAs.

$ in millions	Standardized	Advanced
Three Months Ended March 2025
RWAs
Beginning balance	$688,541	$674,812
Credit RWAs
Change in:
Derivatives	(512)	(3,487)
Commitments, guarantees and loans	6,695	5,410
Securities financing transactions	10,911	2,242
Equity investments	585	961
Other	(119)	2,691
Change in Credit RWAs	17,560	7,817
Market RWAs
Change in:
Regulatory VaR	(4,290)	(4,290)
Stressed VaR	(9,135)	(9,135)
Incremental risk	(1,209)	(1,209)
Comprehensive risk	686	686
Specific risk	590	590
Change in Market RWAs	(13,358)	(13,358)
Change in Operational RWAs	–	(7,177)
Ending balance	$692,743	$662,094
RWAs Rollforward Commentary
Three Months Ended March 2025. Standardized Credit RWAs as of March 2025 increased by $17.56 billion compared with December 2024, primarily reflecting an increase in securities financing transactions (principally due to increased funding exposures) and an increase in commitments, guarantees and loans (principally due to increased lending exposures). Standardized Market RWAs as of March 2025 decreased by $13.36 billion compared with December 2024, primarily reflecting a decrease in stressed VaR and regulatory VaR (in each case, principally due to reduced exposures to equities and interest rates).

Goldman Sachs March 2025 Form 10-Q	78

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Advanced Credit RWAs as of March 2025 increased by $7.82 billion compared with December 2024, primarily reflecting an increase in commitments, guarantees and loans (principally due to increased lending exposures). Advanced Market RWAs as of March 2025 decreased by $13.36 billion compared with December 2024, primarily reflecting a decrease in stressed VaR and regulatory VaR (in each case, principally due to reduced exposures to equities and interest rates). Advanced Operational RWAs as of March 2025 decreased by $7.18 billion compared with December 2024, reflecting decreased frequency of loss events estimated by the firm's risk-based model.
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

The table below presents GS Bank USA’s risk-based capital, leverage and “well-capitalized” requirements.

	As of
	March	December	March	December
	2025	2024	2025	2024
			"Well-capitalized"
	Requirements		Requirements
Risk-based capital requirements
CET1 capital ratio	7.0%	7.0%	6.5%	6.5%
Tier 1 capital ratio	8.5%	8.5%	8.0%	8.0%
Total capital ratio	10.5%	10.5%	10.0%	10.0%

Leverage requirements
Tier 1 leverage ratio	4.0%	4.0%	5.0%	5.0%
SLR	3.0%	3.0%	6.0%	6.0%
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
•The “well-capitalized” requirements are the binding requirements for leverage ratios.
The table below presents information about GS Bank USA’s risk-based capital ratios.

$ in millions	Standardized	Advanced
As of March 2025
CET1 capital	$64,476	$64,476
Tier 1 capital	$64,476	$64,476
Tier 2 capital	$4,317	$1,189
Total capital	$68,793	$65,665
RWAs	$386,737	$290,578

CET1 capital ratio	16.7%	22.2%
Tier 1 capital ratio	16.7%	22.2%
Total capital ratio	17.8%	22.6%
As of December 2024
CET1 capital	$62,022	$62,022
Tier 1 capital	$62,022	$62,022
Tier 2 capital	$4,209	$955
Total capital	$66,231	$62,977
RWAs	$386,922	$284,624

CET1 capital ratio	16.0%	21.8%
Tier 1 capital ratio	16.0%	21.8%
Total capital ratio	17.1%	22.1%
In the table above:
•The lower of the Standardized or Advanced ratio is the ratio against which GS Bank USA’s compliance with the capital requirements is assessed under the risk-based Capital Rules, and therefore, the Standardized ratios applied to GS Bank USA as of both March 2025 and December 2024.

79	Goldman Sachs March 2025 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
•Beginning in January 2022, GS Bank USA started to phase in the estimated reduction to regulatory capital as a result of adopting the CECL model at 25% per year. The reduction was fully phased in on January 1, 2025.
•The Standardized and Advanced risk-based capital ratios increased from December 2024 to March 2025, primarily reflecting an increase in capital, principally due to net earnings, and a decrease in Market RWAs, partially offset by an increase in Credit RWAs.
The table below presents information about GS Bank USA’s leverage ratios.

	For the Three Months
	Ended or as of
	March	December
$ in millions	2025	2024
Tier 1 capital	$64,476	$62,022
Average adjusted total assets	$591,229	$565,513
Total leverage exposure	$801,940	$775,170

Tier 1 leverage ratio	10.9%	11.0%
SLR	8.0%	8.0%
In the table above:
•Average adjusted total assets represents the average daily assets for the quarter adjusted for deductions from Tier 1 capital, and for the three months ended December 2024, also reflected the impact of CECL transition.
•Tier 1 leverage ratio is calculated as Tier 1 capital divided by average adjusted total assets.
•SLR is calculated as Tier 1 capital divided by total leverage exposure.
The FRB requires that GS Bank USA maintain cash reserves with the Federal Reserve. As of both March 2025 and December 2024, the reserve requirement ratio was zero percent. See Note 26 for further information about cash deposits held by the firm at the Federal Reserve.
GS Bank USA is a registered swap dealer with the CFTC and a registered security-based swap dealer with the SEC. As of both March 2025 and December 2024, GS Bank USA was subject to and in compliance with applicable capital requirements for swap dealers and security-based swap dealers.

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
Group Inc.’s equity investment in subsidiaries was $145.39 billion as of March 2025 and $140.79 billion as of December 2024. The firm's regulated subsidiaries were required to hold minimum equity capital of $102.81 billion as of March 2025 and $98.48 billion as of December 2024 to satisfy regulatory requirements.
Group Inc.’s capital invested in certain non-U.S. dollar functional currency subsidiaries is exposed to foreign exchange risk, substantially all of which is managed through a combination of non-U.S. dollar-denominated debt and derivatives. See Note 7 for information about the firm’s net investment hedges used to hedge this risk.

Goldman Sachs March 2025 Form 10-Q	80

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
The table below presents information about basic and diluted EPS.

	Three Months Ended March
in millions, except per share amounts	2025	2024
Net earnings to common	$4,583	$3,931
Weighted average basic shares	320.8	335.6
Effect of dilutive RSUs	3.7	3.9
Weighted average diluted shares	324.5	339.5

Basic EPS	$14.25	$11.67
Diluted EPS	$14.12	$11.58
In the table above:
•Net earnings to common represents net earnings applicable to common shareholders, which is calculated as net earnings less preferred stock dividends.
•Unvested share-based awards that have non-forfeitable rights to dividends or dividend equivalents are treated as a separate class of securities under the two-class method. Distributed earnings allocated to these securities reduce net earnings to common to calculate EPS under this method. The impact of applying this methodology was a reduction in basic EPS of $0.04 for both the three months ended March 2025 and March 2024.
•Diluted EPS does not include antidilutive RSUs, including those that are subject to market or performance conditions, of 0.1 million for the three months ended March 2025 and 0.3 million for the three months ended March 2024.

Note 22.
Transactions with Affiliated Funds
The firm has formed nonconsolidated investment funds with third-party investors. As the firm generally acts as the investment manager for these funds, it is entitled to receive management fees and, in certain cases, incentive fees from these funds. Additionally, the firm invests alongside its clients in certain funds.
The tables below present information about affiliated funds.

	Three Months Ended March
$ in millions	2025	2024
Fees earned from funds	$1,403	$1,244

	As of
	March	December
$ in millions	2025	2024
Fees receivable from funds	$1,543	$1,589
Aggregate carrying value of interests in funds	$3,699	$4,079
In the ordinary course of business, the firm may choose to provide voluntary financial support to funds, although any such support is not expected to be material to the results of operations of the firm. The firm has waived or deferred collection of management fees and has deferred reimbursement of expenses, and in the future may waive or defer collection of management fees, from select funds. The impact of these waivers and deferrals was not material to the firm’s results of operations for both the three months ended March 2025 and March 2024. Except as noted above, the firm did not provide any additional financial support to its affiliated funds during either the three months ended March 2025 or March 2024.
In addition, in the ordinary course of business and subject to applicable regulatory requirements, the firm may also engage in other activities with its affiliated funds, including, among others, securities lending, trade execution, market-making, custody, and acquisition and bridge financing. See Note 18 for information about the firm’s investment commitments related to these funds.

81	Goldman Sachs March 2025 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Note 23.
Interest Income and Interest Expense
Interest is recorded over the life of the instrument on an accrual basis based on contractual interest rates.
The table below presents sources of interest income and interest expense.

	Three Months Ended March
$ in millions	2025	2024
Deposits with banks	$1,475	$2,787
Collateralized agreements	4,598	4,789
Trading assets	4,280	2,913
Investments	1,785	1,193
Loans	3,880	3,941
Other interest	3,365	3,932
Total interest income	19,383	19,555
Deposits	4,506	5,147
Collateralized financings	4,204	4,206
Trading liabilities	883	688
Short-term borrowings	446	456
Long-term borrowings	2,493	2,777
Other interest	3,956	4,907
Total interest expense	16,488	18,181
Net interest income	$2,895	$1,374
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

Goldman Sachs March 2025 Form 10-Q	82

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
The table below presents the earliest tax years that remain subject to examination by major jurisdiction.

As of
Jurisdiction	March 2025
U.S. Federal	2011
New York State and City	2015
United Kingdom	2017
Japan	2018
Hong Kong	2018
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
•Net revenues in the firm’s segments include allocations of interest income and interest expense based on the funding generated by, or the funding and liquidity requirements of the respective segments. Net interest is included in segment net revenues as it is consistent with how management assesses segment performance.
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

83	Goldman Sachs March 2025 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Segment Results
The table below presents a summary of the firm’s segment results.

	Three Months Ended March
$ in millions	2025	2024
Global Banking & Markets
Non-interest revenues	$9,295	$9,675
Net interest income	1,412	51
Total net revenues	10,707	9,726
Provision for credit losses	65	96

Compensation and benefits expenses	3,050	2,749
Other operating expenses	2,758	2,404
Total operating expenses	5,808	5,153
Pre-tax earnings	$4,834	$4,477
Net earnings	$4,056	$3,532
Net earnings to common	$3,936	$3,377
Average common equity	$78,101	$75,000
Return on average common equity	20.2%	18.0%

Asset & Wealth Management
Non-interest revenues	$2,964	$3,131
Net interest income	715	658
Total net revenues	3,679	3,789
Provision for credit losses	19	(22)

Compensation and benefits expenses	1,650	1,611
Other operating expenses	1,222	1,323
Total operating expenses	2,872	2,934
Pre-tax earnings	$788	$877
Net earnings	$661	$692
Net earnings to common	$631	$653
Average common equity	$26,089	$26,456
Return on average common equity	9.7%	9.9%

Platform Solutions
Non-interest revenues	$(92)	$33
Net interest income	768	665
Total net revenues	676	698
Provision for credit losses	203	244

Compensation and benefits expenses	176	225
Other operating expenses	272	346
Total operating expenses	448	571
Pre-tax earnings/(loss)	$25	$(117)
Net earnings/(loss)	$21	$(92)
Net earnings/(loss) to common	$16	$(99)
Average common equity	$4,486	$4,734
Return on average common equity	1.4%	(8.4)%

Total
Non-interest revenues	$12,167	$12,839
Net interest income	2,895	1,374
Total net revenues	15,062	14,213
Provision for credit losses	287	318

Compensation and benefits expenses	4,876	4,585
Other operating expenses	4,252	4,073
Total operating expenses	9,128	8,658
Pre-tax earnings	$5,647	$5,237
Net earnings	$4,738	$4,132
Net earnings to common	$4,583	$3,931
Average common equity	$108,676	$106,190
Return on average common equity	16.9%	14.8%

In the table above:
•Other operating expenses for Global Banking & Markets primarily included transaction based, communications and technology, and depreciation and amortization expenses.
•Other operating expenses for Asset & Wealth Management primarily included transaction based expenses, depreciation and amortization expenses, and professional fees.
•Other operating expenses for Platform Solutions primarily included professional fees, communications and technology, and depreciation and amortization expenses.
•Beginning in the fourth quarter of 2024, revenues relating to certain short-term foreign currency swaps used in connection with the firm’s funding strategy are classified within non-interest revenues to better align with the classification for similar foreign currency derivatives. Previously, such revenues were included within net interest income. Prior period amounts have been conformed to the current presentation.
The table below presents depreciation and amortization expenses by segment.

	Three Months Ended March
$ in millions	2025	2024
Global Banking & Markets	$271	$295
Asset & Wealth Management	192	289
Platform Solutions	43	43
Total	$506	$627
In the table above, the decrease in Asset & Wealth Management was primarily due to lower impairments related to commercial real estate in CIEs.
Segment Assets
The table below presents assets by segment.

	As of
	March	December
$ in millions	2025	2024
Global Banking & Markets	$1,497,785	$1,420,142
Asset & Wealth Management	206,932	193,328
Platform Solutions	61,464	62,502
Total	$1,766,181	$1,675,972

Goldman Sachs March 2025 Form 10-Q	84

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
•Platform Solutions: location of the client.
The table below presents total net revenues and pre-tax earnings by geographic region.

$ in millions	2025		2024
Three Months Ended March
Americas	$9,866	66%	$9,181	65%
EMEA	3,491	23%	3,470	24%
Asia	1,705	11%	1,562	11%
Total net revenues	$15,062	100%	$14,213	100%

Americas	$3,725	66%	$3,276	62%
EMEA	1,464	26%	1,503	29%
Asia	458	8%	458	9%
Total pre-tax earnings	$5,647	100%	$5,237	100%
In the table above:
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
The table below presents the credit concentrations included in trading cash instruments and investments.

	As of
	March	December
$ in millions	2025	2024
U.S. government and agency obligations	$394,535	$389,148
Percentage of total assets	22.3%	23.2%
Non-U.S. government and agency obligations	$95,814	$74,496
Percentage of total assets	5.4%	4.4%
In addition, the firm had $138.32 billion as of March 2025 and $151.84 billion as of December 2024 of cash deposits held at central banks (included in cash and cash equivalents), of which $82.69 billion as of March 2025 and $105.78 billion as of December 2024 was held at the Federal Reserve.
As of both March 2025 and December 2024, the firm did not have credit exposure to any other counterparty that exceeded 2% of total assets.

85	Goldman Sachs March 2025 Form 10-Q

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

	As of
	March	December
$ in millions	2025	2024
U.S. government and agency obligations	$133,450	$129,942
Non-U.S. government and agency obligations	$83,494	$76,932
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
With respect to matters described below for which management has been able to estimate a range of reasonably possible loss where (i) actual or potential plaintiffs have claimed an amount of money damages, (ii) the firm is being, or threatened to be, sued by purchasers in a securities offering and is not being indemnified by a party that the firm believes will pay the full amount of any judgment, or (iii) the purchasers are demanding that the firm repurchase securities, management has estimated the upper end of the range of reasonably possible loss based on (a) in the case of (i), the amount of money damages claimed, (b) in the case of (ii), the difference between the initial sales price of the securities that the firm sold in such offering and the estimated lowest subsequent price of such securities prior to the action being commenced and (c) in the case of (iii), the price that purchasers paid for the securities less the estimated value, if any, as of March 2025 of the relevant securities, in each of cases (i), (ii) and (iii), taking into account any other factors believed to be relevant to the particular matter or matters of that type. As of the date hereof, the firm has estimated the upper end of the range of reasonably possible aggregate loss for such matters and for any other matters described below where management has been able to estimate a range of reasonably possible aggregate loss to be approximately $1.7 billion in excess of the aggregate reserves for such matters.

Goldman Sachs March 2025 Form 10-Q	86

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

87	Goldman Sachs March 2025 Form 10-Q

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

Goldman Sachs March 2025 Form 10-Q	88

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Archegos-Related Matters
GS&Co. is among the underwriters named as defendants in a putative securities class action filed on August 13, 2021 in New York Supreme Court, County of New York, relating to ViacomCBS Inc.’s (ViacomCBS) March 2021 public offerings of $1.7 billion of common stock and $1.0 billion of preferred stock. In addition to the underwriters, the defendants include ViacomCBS and certain of its officers and directors. GS&Co. underwrote 646,154 shares of common stock representing an aggregate offering price of approximately $55 million and 323,077 shares of preferred stock representing an aggregate offering price of approximately $32 million. The complaint asserts claims under the federal securities laws and alleges that the offering documents contained material misstatements and omissions, including, among other things, that the offering documents failed to disclose that Archegos Capital Management, LP (Archegos) had substantial exposure to ViacomCBS, including through total return swaps to which certain of the underwriters (the trading underwriters), including GS&Co., were allegedly counterparties, and that such underwriters failed to disclose their exposure to Archegos. On December 21, 2021, the plaintiffs filed a corrected amended complaint. The complaint seeks rescission and compensatory damages in unspecified amounts. On February 6, 2023, the trial court dismissed the claims against ViacomCBS and the individual defendants, but denied the defendants’ motions to dismiss with respect to GS&Co. and the other underwriter defendants. On January 4, 2024, the trial court granted the plaintiffs’ motion for class certification, and on February 14, 2024, the underwriter defendants appealed. On April 4, 2024, the Appellate Division for the First Department affirmed the trial court’s dismissal of the claims against ViacomCBS and the individual defendants, reversed the trial court’s failure to dismiss the claims against the non-trading underwriter defendants, and affirmed the trial court’s denial of the motion to dismiss claims against the trading underwriter defendants, including GS&Co. On April 3, 2025, the court preliminarily approved a settlement among the plaintiffs and the trading underwriter defendants to resolve this action. GS&Co. has paid the full amount of its proposed contribution to the settlement into an escrow account.

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

89	Goldman Sachs March 2025 Form 10-Q

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

Goldman Sachs March 2025 Form 10-Q	90

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
ContextLogic Inc. GS&Co. is among the underwriters named as defendants in putative securities class actions filed beginning on May 17, 2021 and consolidated in the U.S. District Court for the Northern District of California, relating to ContextLogic Inc.’s (ContextLogic) $1.1 billion December 2020 initial public offering of common stock. In addition to the underwriters, the defendants include ContextLogic and certain of its officers and directors. GS&Co. underwrote 16,169,000 shares of common stock representing an aggregate offering price of approximately $388 million. On July 15, 2022, the plaintiffs filed a consolidated amended complaint, and on March 10, 2023, the court granted the defendants’ motion to dismiss the consolidated amended complaint with leave to amend. On April 10, 2023, the plaintiffs filed a second consolidated amended complaint, and on December 22, 2023, the court granted in part and denied in part the defendants’ motion to dismiss the second consolidated amended complaint with leave to amend. On February 15, 2024, the plaintiffs filed a third consolidated amended complaint, and on August 22, 2024, the court granted the defendants’ motion to dismiss the third consolidated amended complaint without leave to amend. On February 12, 2025, the court denied the plaintiffs’ motion to alter the judgment, and on March 13, 2025, the plaintiffs appealed to the U.S. Court of Appeals for the Ninth Circuit.
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

Vroom Inc. GS&Co. is among the underwriters named as defendants in an amended complaint for a putative securities class action filed on October 4, 2021 in the U.S. District Court for the Southern District of New York relating to Vroom Inc.’s (Vroom) approximately $589 million September 2020 public offering of common stock. In addition to the underwriters, the defendants include Vroom and certain of its officers and directors. GS&Co. underwrote 3,886,819 shares of common stock representing an aggregate offering price of approximately $212 million. On November 13, 2024, Vroom filed a Chapter 11 bankruptcy petition in the U.S. Bankruptcy Court for the Southern District of Texas. On March 18, 2025, the court granted the defendants’ motion to dismiss the amended complaint without prejudice.
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

91	Goldman Sachs March 2025 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Sea Limited. GS Asia is among the underwriters named as defendants in putative securities class actions filed on February 11, 2022 and June 17, 2022, respectively, in New York Supreme Court, County of New York, relating to Sea Limited’s approximately $4.0 billion September 2021 public offering of ADS and approximately $2.9 billion September 2021 public offering of convertible senior notes, respectively. In addition to the underwriters, the defendants include Sea Limited, certain of its officers and directors and certain of its shareholders. GS Asia underwrote 8,222,500 ADS representing an aggregate offering price of approximately $2.6 billion and convertible senior notes representing an aggregate offering price of approximately $1.9 billion. On August 3, 2022, the actions were consolidated, and on August 9, 2022, the plaintiffs filed a consolidated amended complaint. The defendants had previously moved to dismiss the action on July 15, 2022, with the parties stipulating that the motion would apply to the consolidated amended complaint. On May 15, 2023, the court granted the defendants’ motion to dismiss the consolidated amended complaint with prejudice. On May 28, 2024, the Appellate Division for the First Department reversed the trial court’s dismissal of the consolidated amended complaint, and on June 27, 2024, the defendants moved to reargue or alternatively, for leave to appeal the reversal. On April 14, 2025, the court preliminarily approved a settlement, which does not require a contribution from GS Asia.
Rivian Automotive Inc. GS&Co. is among the underwriters named as defendants in putative securities class actions filed on March 7, 2022 and February 28, 2023 in the U.S. District Court for the Central District of California and in the Superior Court of the State of California, County of Orange, respectively, relating to Rivian Automotive Inc.’s (Rivian) approximately $13.7 billion November 2021 initial public offering. In addition to the underwriters, the defendants include Rivian and certain of its officers and directors. GS&Co. underwrote 44,733,050 shares of common stock representing an aggregate offering price of approximately $3.5 billion. On March 2, 2023, the plaintiffs in the federal court action filed an amended consolidated complaint, and on July 3, 2023, the court denied the defendants’ motion to dismiss the amended consolidated complaint. On June 30, 2023, the court in the state court action granted the defendants’ motion to dismiss the complaint, and on April 23, 2025, the Fourth Appellate District affirmed the court's dismissal of the complaint. On July 17, 2024, the court in the federal court action granted the plaintiffs’ motion for class certification.

Natera Inc. GS&Co. is among the underwriters named as defendants in putative securities class actions in New York Supreme Court, County of New York and the U.S. District Court for the Western District of Texas filed on March 10, 2022 and October 7, 2022, respectively, relating to Natera Inc.’s (Natera) approximately $585 million July 2021 public offering of common stock. In addition to the underwriters, the defendants include Natera and certain of its officers and directors. GS&Co. underwrote 1,449,000 shares of common stock representing an aggregate offering price of approximately $164 million. On July 15, 2022, the parties in the state court action filed a stipulation and proposed order approving the discontinuance of the action without prejudice. On September 11, 2023, the federal court granted in part and denied in part the defendants’ motion to dismiss. On June 4, 2024, the plaintiffs in the federal court action moved for class certification. On March 21, 2025, the court adopted the Magistrate Judge’s recommendation and granted the plaintiffs’ motion for class certification, and on April 4, 2025, the defendants appealed to the U.S. Court of Appeals for the Fifth Circuit.
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

Goldman Sachs March 2025 Form 10-Q	92

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
Oscar Health, Inc. GS&Co. is among the underwriters named as defendants in a putative securities class action filed on May 12, 2022 in the U.S. District Court for the Southern District of New York relating to Oscar Health, Inc.’s (Oscar Health) approximately $1.4 billion March 2021 initial public offering. In addition to the underwriters, the defendants include Oscar Health and certain of its officers and directors. GS&Co. underwrote 12,760,633 shares of common stock representing an aggregate offering price of approximately $498 million. On December 5, 2022, the plaintiffs filed an amended complaint. On April 22, 2025, the court dismissed the case with prejudice.
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

MINISO Group Holding Limited. GS Asia is among the underwriters named as defendants in a putative securities class action filed on August 17, 2022 in the U.S. District Court for the Central District of California and transferred to the U.S. District Court for the Southern District of New York on November 18, 2022 relating to MINISO Group Holding Limited’s (MINISO) approximately $656 million October 2020 initial public offering of ADS. In addition to the underwriters, the defendants include MINISO and certain of its officers and directors. GS Asia underwrote 16,408,093 ADS representing an aggregate offering price of approximately $328 million. On April 24, 2023, the plaintiffs filed a second amended complaint, and on February 23, 2024, the court granted the defendants’ motion to dismiss the second amended complaint with leave to amend. On March 30, 2025, the court denied the plaintiffs’ motion for reconsideration of the court’s dismissal of the second amended complaint.
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

93	Goldman Sachs March 2025 Form 10-Q

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
Opendoor Technologies Inc. GS&Co. is among the underwriters named as defendants in a putative securities class action filed on November 22, 2022 in the U.S. District Court for the District of Arizona relating to, among other things, Opendoor Technologies Inc.’s (Opendoor) approximately $886 million February 2021 public offering of common stock. In addition to the underwriters, the defendants include Opendoor and certain of its officers and directors. GS&Co. underwrote 10,173,401 shares of common stock representing an aggregate offering price of approximately $275 million. On April 17, 2023, the plaintiffs filed a consolidated amended complaint, and on February 28, 2024, the court granted the defendants’ motion to dismiss the consolidated amended complaint with leave to amend. On May 14, 2024, the court granted the plaintiffs’ motion for reconsideration and vacated the dismissal of certain of the plaintiffs’ claims, and on September 9, 2024, the court denied the defendants’ motion for certification of an interlocutory appeal as to the plaintiffs’ surviving claims. On February 28, 2025, the plaintiffs’ filed a motion for class certification. On March 26, 2025, the parties reached a settlement in principle, subject to final documentation and court approval, to resolve this action, which will not require a contribution from GS&Co.

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
Venture Global, Inc. GS&Co. is among the underwriters named as defendants in a putative securities class action filed on April 15, 2025 in the U.S. District Court for the Eastern District of Virginia relating to Venture Global, Inc.’s (Venture Global) approximately $1.8 billion January 2025 initial public offering of common stock. In addition to the underwriters, the defendants include Venture Global and certain of its officers and directors. GS&Co. underwrote 15,875,728 shares of common stock representing an aggregate offering price of approximately $397 million.
Ibotta, Inc. GS&Co. is among the underwriters named as defendants in a putative securities class action filed on April 17, 2025 in the U.S. District Court for the District of Colorado relating to Ibotta, Inc.’s (Ibotta) approximately $664 million April 2024 initial public offering of common stock. In addition to the underwriters, the defendants include Ibotta and certain of its officers and directors. GS&Co. underwrote 2,565,235 shares of common stock representing an aggregate offering price of approximately $226 million.

Goldman Sachs March 2025 Form 10-Q	94

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Silvergate Capital Corporation. GS&Co. is among the underwriters and sales agents named as defendants in a putative securities class action filed on January 19, 2023 in the U.S. District Court for the Southern District of California, as amended on May 11, 2023, relating to Silvergate Capital Corporation’s (Silvergate) approximately $288 million January 2021 public offering of common stock, approximately $300 million “at-the-market” offering of common stock conducted from March through May 2021, approximately $200 million July 2021 public offering of depositary shares representing interests in preferred stock, and approximately $552 million December 2021 public offering of common stock. In addition to the underwriters and sales agents, the defendants include Silvergate and certain of its officers and directors. GS&Co. underwrote 1,711,313 shares of common stock in the January 2021 public offering of common stock representing an aggregate offering price of approximately $108 million, acted as a sales agent with respect to up to a $300 million aggregate offering price of shares of common stock in the March through May 2021 “at-the-market” offering, underwrote 1,600,000 depositary shares in the July 2021 public offering representing an aggregate offering price of approximately $40 million, and underwrote 1,375,397 shares of common stock in the December 2021 public offering of common stock representing an aggregate offering price of approximately $199 million. On July 10, 2023, the defendants moved to dismiss the consolidated amended complaint. On September 17, 2024, Silvergate and two affiliates filed Chapter 11 bankruptcy petitions in the U.S. Bankruptcy Court for the District of Delaware. On March 25, 2025, the parties informed the court that they had reached a settlement in principle, subject to final documentation and court approval, to resolve this action. The firm has reserved the full amount of its proposed contribution to the settlement.
F45 Training Holdings Inc. GS&Co. is among the underwriters named as defendants in an amended complaint for a putative securities class action filed on May 19, 2023 in the U.S. District Court for the Western District of Texas relating to F45 Training Holdings Inc.’s (F45) approximately $350 million July 2021 initial public offering of common stock. In addition to the underwriters, the defendants include F45, certain of its officers and directors and certain of its shareholders. GS&Co. acted as a qualified independent underwriter for the offering and underwrote 8,303,744 shares of common stock representing an aggregate offering price of approximately $133 million. On January 25, 2024, the plaintiffs filed a second amended complaint, and on February 21, 2025, the court granted in part and denied in part the defendants’ motion to dismiss without prejudice, denying dismissal of the claims for violations of Sections 11 and 12 of the Securities Act.
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

95	Goldman Sachs March 2025 Form 10-Q

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

Goldman Sachs March 2025 Form 10-Q	96

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

97	Goldman Sachs March 2025 Form 10-Q

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
The firm is cooperating with all such governmental and regulatory investigations and reviews.

Goldman Sachs March 2025 Form 10-Q	98

Report of Independent Registered Public
Accounting Firm
To the Board of Directors and Shareholders of The Goldman Sachs Group, Inc.
Results of Review of Interim Financial Statements
We have reviewed the accompanying consolidated balance sheet of The Goldman Sachs Group, Inc. and its subsidiaries (the Company) as of March 31, 2025, and the related consolidated statements of earnings, comprehensive income, changes in shareholders’ equity, and cash flows for the three-month periods ended March 31, 2025 and 2024, including the related notes (collectively referred to as the “interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2024, and the related consolidated statements of earnings, comprehensive income, changes in shareholders’ equity and cash flows for the year then ended (not presented herein), and in our report dated February 26, 2025, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2024, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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
/s/ PricewaterhouseCoopers LLP
New York, New York
May 2, 2025

99	Goldman Sachs March 2025 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Statistical Disclosures
Distribution of Assets, Liabilities and Shareholders’ Equity
The tables below present information about average balances, interest and average interest rates.

	Average Balance for
	the Three Months
	Ended March
$ in millions	2025	2024
Assets
U.S.	$90,772	$122,411
Non-U.S.	68,936	124,040
Deposits with banks	159,708	246,451
U.S.	228,656	249,514
Non-U.S.	149,490	134,339
Collateralized agreements	378,146	383,853
U.S.	329,088	259,181
Non-U.S.	214,867	177,245
Trading assets	543,955	436,426
U.S.	175,106	133,946
Non-U.S.	15,459	14,120
Investments	190,565	148,066
U.S.	180,727	163,413
Non-U.S.	17,576	16,801
Loans	198,303	180,214
U.S.	89,516	81,619
Non-U.S.	54,268	57,240
Other interest-earning assets	143,784	138,859
Interest-earning assets	1,614,461	1,533,869
Cash and due from banks	4,863	6,378
Other non-interest-earning assets	108,075	102,646
Assets	$1,727,399	$1,642,893

Liabilities
U.S.	$339,615	$334,016
Non-U.S.	103,819	95,178
Interest-bearing deposits	443,434	429,194
U.S.	195,534	193,773
Non-U.S.	116,196	115,325
Collateralized financings	311,730	309,098
U.S.	68,254	57,847
Non-U.S.	77,898	74,287
Trading liabilities	146,152	132,134
U.S.	52,073	49,353
Non-U.S.	37,326	34,382
Short-term borrowings	89,399	83,735
U.S.	203,814	189,922
Non-U.S.	57,779	51,418
Long-term borrowings	261,593	241,340
U.S.	146,606	141,939
Non-U.S.	81,769	87,668
Other interest-bearing liabilities	228,375	229,607
Interest-bearing liabilities	1,480,683	1,425,108
Non-interest-bearing deposits	5,448	4,859
Other non-interest-bearing liabilities	117,914	95,533
Liabilities	1,604,045	1,525,500
Shareholders’ equity
Preferred stock	14,678	11,203
Common stock	108,676	106,190
Shareholders’ equity	123,354	117,393
Liabilities and shareholders’ equity	$1,727,399	$1,642,893
Percentage attributable to non-U.S. operations
Interest-earning assets	32.25%	34.15%
Interest-bearing liabilities	32.07%	32.16%

	Interest for
	the Three Months
	Ended March
$ in millions	2025	2024
Assets
U.S.	$995	$1,748
Non-U.S.	480	1,039
Deposits with banks	1,475	2,787
U.S.	3,164	3,412
Non-U.S.	1,434	1,377
Collateralized agreements	4,598	4,789
U.S.	2,694	2,058
Non-U.S.	1,586	855
Trading assets	4,280	2,913
U.S.	1,640	1,013
Non-U.S.	145	180
Investments	1,785	1,193
U.S.	3,576	3,584
Non-U.S.	304	357
Loans	3,880	3,941
U.S.	2,125	2,313
Non-U.S.	1,240	1,619
Other interest-earning assets	3,365	3,932
Interest-earning assets	$19,383	$19,555
Liabilities
U.S.	$3,501	$4,020
Non-U.S.	1,005	1,127
Interest-bearing deposits	4,506	5,147
U.S.	2,921	2,881
Non-U.S.	1,283	1,325
Collateralized financings	4,204	4,206
U.S.	453	322
Non-U.S.	430	366
Trading liabilities	883	688
U.S.	358	390
Non-U.S.	88	66
Short-term borrowings	446	456
U.S.	2,434	2,709
Non-U.S.	59	68
Long-term borrowings	2,493	2,777
U.S.	2,436	2,931
Non-U.S.	1,520	1,976
Other interest-bearing liabilities	3,956	4,907
Interest-bearing liabilities	$16,488	$18,181
Net interest income
U.S.	$2,091	$875
Non-U.S.	804	499
Net interest income	$2,895	$1,374

Goldman Sachs March 2025 Form 10-Q	100

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Statistical Disclosures

	Annualized
	Average Rate for
	the Three Months
	Ended March
	2025	2024
Assets
U.S.	4.45%	5.77%
Non-U.S.	2.82%	3.39%
Deposits with banks	3.75%	4.57%
U.S.	5.61%	5.53%
Non-U.S.	3.89%	4.15%
Collateralized agreements	4.93%	5.05%
U.S.	3.32%	3.21%
Non-U.S.	2.99%	1.95%
Trading assets	3.19%	2.70%
U.S.	3.80%	3.06%
Non-U.S.	3.80%	5.16%
Investments	3.80%	3.26%
U.S.	8.02%	8.87%
Non-U.S.	7.01%	8.59%
Loans	7.94%	8.84%
U.S.	9.63%	11.46%
Non-U.S.	9.27%	11.44%
Other interest-earning assets	9.49%	11.45%
Interest-earning assets	4.87%	5.16%
Liabilities
U.S.	4.18%	4.87%
Non-U.S.	3.93%	4.79%
Interest-bearing deposits	4.12%	4.85%
U.S.	6.06%	6.01%
Non-U.S.	4.48%	4.65%
Collateralized financings	5.47%	5.50%
U.S.	2.69%	2.25%
Non-U.S.	2.24%	1.99%
Trading liabilities	2.45%	2.11%
U.S.	2.79%	3.20%
Non-U.S.	0.96%	0.78%
Short-term borrowings	2.02%	2.20%
U.S.	4.84%	5.77%
Non-U.S.	0.41%	0.53%
Long-term borrowings	3.86%	4.65%
U.S.	6.74%	8.35%
Non-U.S.	7.54%	9.11%
Other interest-bearing liabilities	7.03%	8.64%
Interest-bearing liabilities	4.52%	5.16%
Interest rate spread	0.35%	–
U.S.	0.78%	0.35%
Non-U.S.	0.63%	0.39%
Net yield on interest-earning assets	0.73%	0.36%
In the tables above:
•Assets, liabilities and interest are classified as U.S. and non-U.S. based on the location of the legal entity in which the assets and liabilities are held.
•Derivative instruments and commodities are included in other non-interest-earning assets and other non-interest-bearing liabilities.
•Average collateralized agreements included $173.04 billion of resale agreements and $205.11 billion of securities borrowed for the three months ended March 2025, and $183.53 billion of resale agreements and $200.32 billion of securities borrowed for the three months ended March 2024.
•Other interest-earning assets primarily consists of certain receivables from customers and counterparties.
•Average collateralized financings included $254.52 billion of repurchase agreements and $57.21 billion of securities loaned for the three months ended March 2025, and $245.73 billion of repurchase agreements and $63.37 billion of securities loaned for the three months ended March 2024.
•Substantially all other interest-bearing liabilities consists of certain payables to customers and counterparties.
•Interest rates for borrowings include the effects of interest rate swaps accounted for as hedges.
•Loans exclude loans held for sale that are accounted for at the lower of cost or fair value. Such loans are included within other interest-earning assets.
•Short- and long-term borrowings include both secured and unsecured borrowings.

101	Goldman Sachs March 2025 Form 10-Q

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
This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2024. References to “the 2024 Form 10-K” are to our Annual Report on Form 10-K for the year ended December 31, 2024. References to “this Form 10-Q” are to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2025. All references to “the consolidated financial statements” or “Statistical Disclosures” are to Part I, Item 1 of this Form 10-Q. The consolidated financial statements are unaudited. All references to March 2025 and March 2024 refer to our periods ended, or the dates, as the context requires, March 31, 2025 and March 31, 2024, respectively. All references to December 2024 refer to the date December 31, 2024. Any reference to a future year refers to a year ending on December 31 of that year. Certain reclassifications have been made to previously reported amounts to conform to the current presentation.

Executive Overview
We generated net earnings of $4.74 billion for the first quarter of 2025, compared with $4.13 billion for the first quarter of 2024. Diluted earnings per common share (EPS) was $14.12 for the first quarter of 2025, compared with $11.58 for the first quarter of 2024. Annualized return on average common shareholders’ equity (ROE) was 16.9% for the first quarter of 2025, compared with 14.8% for the first quarter of 2024. Book value per common share was $344.20 as of March 2025, 2.2% higher compared with December 2024.
Net revenues were $15.06 billion for the first quarter of 2025, 6% higher than the first quarter of 2024, reflecting higher net revenues in Global Banking & Markets, partially offset by slightly lower net revenues in Asset & Wealth Management. The increase in net revenues in Global Banking & Markets primarily reflected significantly higher net revenues in Equities. The decrease in net revenues in Asset & Wealth Management reflected significantly lower net revenues in Equity investments and Debt investments, partially offset by higher Management and other fees. Net revenues in Platform Solutions were slightly lower.
Provision for credit losses was $287 million for the first quarter of 2025, compared with $318 million for the first quarter of 2024. Provisions for the first quarter of 2025 primarily reflected net provisions related to the credit card portfolio. Provisions for the first quarter of 2024 reflected net provisions related to both the credit card portfolio (driven by net charge-offs) and wholesale loans (driven by impairments).
Operating expenses were $9.13 billion for the first quarter of 2025, 5% higher than the first quarter of 2024, primarily reflecting significantly higher transaction based expenses and higher compensation and benefits expenses (reflecting improved operating performance), partially offset by significantly lower consolidated investment entities (CIEs) expenses, including impairments, and a decrease from the FDIC special assessment fee recognized in the first quarter of 2024. Our efficiency ratio (total operating expenses divided by total net revenues) was 60.6% for the first quarter of 2025, compared with 60.9% for the first quarter of 2024.

Goldman Sachs March 2025 Form 10-Q	102

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
During the first quarter of 2025, we returned a total of $5.34 billion of capital to common shareholders, including $4.36 billion of common share repurchases and $976 million of common stock dividends. As of March 2025, our Common Equity Tier 1 (CET1) capital ratio was 14.8% under the Standardized Capital Rules and 15.5% under the Advanced Capital Rules. See Note 20 to the consolidated financial statements for further information about our capital ratios.
Business Environment
During the first quarter of 2025, global economic activity continued to be impacted by inflation and ongoing geopolitical concerns. Additionally, the uncertainty resulting from changes in international trade policies (including the potential for new or increased tariffs) created market volatility. While the economy in the U.S. remained resilient, concerns about the prospect of a recession in the future increased. In addition, markets have been focused on the timing and amount of policy interest rate cuts by central banks globally. Uncertainty and concerns about geopolitical risks, global central bank policies, inflation and trade policies, including tariffs, escalated over the course of the first quarter.
In April 2025, developments relating to tariffs intensified concerns over the global macroeconomic environment. Volatility across financial markets rose and the prospect of a U.S. recession increased further. Uncertainty around the path forward and concerns over the potentially escalating effects of a trade war have created risks for the U.S. and global economies. If economic conditions deteriorate, our financial condition and results of operations would likely be negatively impacted. See “Results of Operations — Segment Assets and Operating Results — Segment Operating Results” for further information about the operating environment for each of our business segments.
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
Instruments classified in level 3 of the fair value hierarchy are those which require one or more significant inputs that are not observable. Level 3 financial assets represented 1.2% as of both March 2025 and December 2024 of our total assets. See Notes 4 and 5 to the consolidated financial statements for further information about level 3 financial assets, including changes in level 3 financial assets and related fair value measurements. Absent evidence to the contrary, instruments classified in level 3 of the fair value hierarchy are initially valued at transaction price, which is considered to be the best initial estimate of fair value. Subsequent to the transaction date, we use other methodologies to determine fair value, which vary based on the type of instrument. Estimating the fair value of level 3 financial instruments requires judgments to be made. These judgments include:
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
Regardless of the methodology, valuation inputs and assumptions are only changed when corroborated by substantive evidence.

103	Goldman Sachs March 2025 Form 10-Q

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

Goldman Sachs March 2025 Form 10-Q	104

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
The allowance for credit losses takes into account the weighted average of a range of forecasts of future economic conditions over the expected life of the loans and lending commitments. The expected life of each loan or lending commitment is determined based on the contractual term adjusted for extension options or demand features, or is modeled in the case of revolving credit card loans. The forecasts include multiple economic scenarios over a three-year period. For loans with expected lives beyond three years, the model reverts to historical loss information based on a non-linear modeled approach. We apply judgment in weighting individual scenarios each quarter based on a variety of factors, including our internally derived economic outlook, market consensus, recent macroeconomic conditions and industry trends. The forecasted economic scenarios consider a number of risk factors relevant to the wholesale and consumer portfolios. Risk factors for wholesale loans include internal credit ratings, industry default and loss data, expected life, macroeconomic indicators (e.g., unemployment rates and GDP), the borrower’s capacity to meet its financial obligations, the borrower’s country of risk and industry, loan seniority and collateral type. In addition, for loans backed by real estate, risk factors include the loan-to-value ratio, debt service ratio and home price index. The allowance for loan losses for wholesale loans that do not share similar risk characteristics, such as nonaccrual loans, is calculated using the present value of expected future cash flows discounted at the loan’s effective rate, the observable market price of the loan, or, in the case of collateral dependent loans, the fair value of the collateral less estimated costs to sell, if applicable. Risk factors for credit card loans include Fair Isaac Corporation (FICO) credit scores, delinquency status, loan vintage and macroeconomic indicators.
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
To estimate the potential impact of an adverse macroeconomic environment on our allowance for credit losses, we, among other things, compared the expected credit losses under the weighted average forecast used in the calculation of allowance for credit losses as of March 2025 (which was weighted towards the baseline and adverse economic scenarios) to the expected credit losses under a 100% weighted adverse economic scenario. The adverse economic scenario of the forecast model reflects a global recession in the second quarter of 2025 through the second quarter of 2026, resulting in an economic contraction and rising unemployment rates. A 100% weighting to the adverse economic scenario would have resulted in an approximate $0.8 billion increase in our allowance for credit losses as of March 2025. This hypothetical increase does not take into consideration any potential adjustments to qualitative reserves. The forecasts of macroeconomic conditions are inherently uncertain and do not take into account any other offsetting or correlated effects. The actual credit loss in an adverse macroeconomic environment may differ significantly from this estimate. See Note 9 to the consolidated financial statements for further information about the allowance for credit losses.
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

105	Goldman Sachs March 2025 Form 10-Q

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
In accounting for income taxes, we recognize tax positions in the financial statements only when it is more likely than not that the position will be sustained on examination by the relevant taxing authority based on the technical merits of the position. We use estimates to recognize current and deferred income taxes in the U.S. federal, state and local and non-U.S. jurisdictions in which we operate. The income tax laws in these jurisdictions are complex and can be subject to different interpretations between taxpayers and taxing authorities. Disputes may arise over these interpretations and can be settled by audit, administrative appeals or judicial proceedings. We do not expect that the resolution of any such dispute will have a material impact on our financial condition, but it may be material to the operating results for a particular period, depending, in part, on the operating results for that period. Our interpretations are reevaluated quarterly based on guidance currently available, tax examination experience and the opinions of legal counsel, among other factors. We recognize deferred taxes based on the amount that will more likely than not be realized in the future based on enacted income tax laws. Our estimate for deferred taxes includes estimates for future taxable earnings, including the level and character of those earnings, and various tax planning strategies. See Note 24 to the consolidated financial statements in Part II, Item 8 of the 2024 Form 10-K for further information about income taxes.
Recent Accounting Developments
See Note 3 to the consolidated financial statements for information about Recent Accounting Developments.

Goldman Sachs March 2025 Form 10-Q	106

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
Results of Operations
The composition of our net revenues has varied over time as financial markets and the scope of our operations have changed. The composition of net revenues can also vary over the shorter term due to fluctuations in U.S. and global economic and market conditions. See “Risk Factors” in Part I, Item 1A of the 2024 Form 10-K for further information about the impact of economic and market conditions on our results of operations.
Financial Overview
The table below presents an overview of our financial results and selected financial ratios.

	Three Months Ended March
$ in millions, except per share amounts	2025	2024
Net revenues	$15,062	$14,213
Pre-tax earnings	$5,647	$5,237
Net earnings	$4,738	$4,132
Net earnings to common	$4,583	$3,931
Diluted EPS	$14.12	$11.58
ROE	16.9%	14.8%
ROTE	18.0%	15.9%
Net earnings to average assets	1.1%	1.0%
Return on shareholders’ equity	15.4%	14.1%
Average equity to average assets	7.1%	7.1%
Dividend payout ratio	21.2%	23.7%
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

	Average for the
	Three Months Ended March
$ in millions	2025	2024
Total shareholders’ equity	$123,354	$117,393
Preferred stock	(14,678)	(11,203)
Common shareholders’ equity	108,676	106,190
Goodwill	(5,862)	(5,903)
Identifiable intangible assets	(845)	(1,124)
Tangible common shareholders’ equity	$101,969	$99,163
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
Net Revenues
The table below presents our net revenues by line item.

	Three Months Ended March
$ in millions	2025	2024
Investment banking	$1,916	$2,085
Investment management	2,759	2,491
Commissions and fees	1,226	1,077
Market making	5,723	6,094
Other principal transactions	543	1,092
Total non-interest revenues	12,167	12,839
Interest income	19,383	19,555
Interest expense	16,488	18,181
Net interest income	2,895	1,374
Total net revenues	$15,062	$14,213
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

107	Goldman Sachs March 2025 Form 10-Q

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
•See Note 25 to the consolidated financial statements for further information about total non-interest revenues and net interest income.
Operating Environment. During the first quarter of 2025, the operating environment was generally characterized by continued broad macroeconomic concerns and market volatility, including concerns and uncertainty about inflation, changes in international trade policies (including the potential for new or increased tariffs), geopolitical risks and global central bank policies. Industry-wide investment banking activity levels experienced a decline in completed mergers and acquisitions transactions and equity underwriting volumes compared with the fourth quarter of 2024, while debt underwriting volumes were significantly higher. In market making, activity levels increased compared with the prior quarter. Additionally, U.S. equity prices decreased compared with the end of 2024, while non-U.S. equity prices and global bond prices generally increased. In the U.S., the rate of unemployment remained low and the pace of growth in consumer spending declined compared with the fourth quarter of 2024.
If uncertainty and concerns about geopolitical risks and the economic outlook remain elevated or grow, including those about global central bank policies, inflation, and changes in international trade policies (including the potential for new or increased tariffs), it may lead to a decline in asset prices, a decline in market-making activity levels, or a continued decline in investment banking activity levels, and net revenues and provision for credit losses would likely be negatively impacted. See “Segment Assets and Operating Results — Segment Operating Results” for information about the operating environment and material trends and uncertainties that may impact our results of operations.
Three Months Ended March 2025 versus March 2024
Net revenues in the consolidated statements of earnings were $15.06 billion for the first quarter of 2025, 6% higher than the first quarter of 2024, primarily reflecting significantly higher net interest income and higher investment management revenues, partially offset by significantly lower other principal transactions revenues and lower market making revenues.
Non-Interest Revenues. Investment banking revenues in the consolidated statements of earnings were $1.92 billion for the first quarter of 2025, 8% lower than the first quarter of 2024, primarily due to significantly lower revenues in advisory compared with a strong prior year period, partially offset by higher revenues in debt underwriting, primarily driven by asset-backed and investment-grade activity.
Investment management revenues in the consolidated statements of earnings were $2.76 billion for the first quarter of 2025, 11% higher than the first quarter of 2024, primarily due to higher management and other fees, primarily reflecting the impact of higher average assets under supervision (AUS).
Commissions and fees in the consolidated statements of earnings were $1.23 billion for the first quarter of 2025, 14% higher than the first quarter of 2024, primarily due to higher commissions and fees in Equities, reflecting generally higher market volumes and increased transaction fees.
Market making revenues in the consolidated statements of earnings were $5.72 billion for the first quarter of 2025, 6% lower than the first quarter of 2024, reflecting lower net revenues from both financing and intermediation activities. The decrease from financing activities reflected significantly lower revenues in Fixed Income, Currency and Commodities (FICC) financing. The decrease from intermediation activities primarily reflected significantly lower revenues in mortgages and currencies, partially offset by significantly higher revenues in equity products.
Other principal transactions revenues in the consolidated statements of earnings were $543 million for the first quarter of 2025, 50% lower than the first quarter of 2024, primarily reflecting significantly lower net gains from both derivatives related to our funding activities and investments in private equities, net losses from debt investments compared with net gains in the prior year period, and higher net losses from investments in public equities, partially offset by significantly lower net losses from hedges related to our relationship lending portfolio.

Goldman Sachs March 2025 Form 10-Q	108

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
Net Interest Income. Net interest income in the consolidated statements of earnings was $2.90 billion for the first quarter of 2025, 111% higher than the first quarter of 2024, reflecting a decrease in interest expense, partially offset by a decrease in interest income. The decrease in interest expense primarily related to other interest-bearing liabilities and deposits (each reflecting the impact of lower average interest rates). The decrease in interest income primarily related to deposits with banks and collateralized agreements (each reflecting the impact of lower average balances and lower average interest rates), and other interest-earning assets (reflecting the impact of lower average interest rates), partially offset by an increase in trading assets and investments (each reflecting the impact of higher average balances and higher yields). See “Statistical Disclosures — Distribution of Assets, Liabilities and Shareholders’ Equity” for further information about our sources of net interest income.
Provision for Credit Losses
Provision for credit losses consists of provision for credit losses on financial assets and commitments accounted for at amortized cost, including loans and lending commitments held for investment.. See Note 9 to the consolidated financial statements for further information about the provision for credit losses on loans and lending commitments.
The table below presents our provision for credit losses.

	Three Months Ended March
$ in millions	2025	2024
Provision for credit losses	$287	$318
Three Months Ended March 2025 versus March 2024. Provision for credit losses in the consolidated statements of earnings was $287 million for the first quarter of 2025, compared with $318 million for the first quarter of 2024. Provisions for the first quarter of 2025 primarily reflected net provisions related to the credit card portfolio (driven by net charge-offs, partially offset by a reserve release due to a seasonal decline in balances). Provisions for the first quarter of 2024 reflected net provisions related to both the credit card portfolio (driven by net charge-offs) and wholesale loans (driven by impairments).

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
The table below presents our operating expenses by line item and headcount.

	Three Months Ended March
$ in millions	2025	2024
Compensation and benefits	$4,876	$4,585
Transaction based	1,850	1,497
Market development	156	153
Communications and technology	506	470
Depreciation and amortization	506	627
Occupancy	233	247
Professional fees	424	384
Other expenses	577	695
Total operating expenses	$9,128	$8,658
Headcount at period-end	46,600	44,400
Three Months Ended March 2025 versus March 2024. Operating expenses in the consolidated statements of earnings were $9.13 billion for the first quarter of 2025, 5% higher than the first quarter of 2024. Our efficiency ratio was 60.6% for the first quarter of 2025, compared with 60.9% for the first quarter of 2024.
The increase in operating expenses, compared with the first quarter of 2024, primarily reflected significantly higher transaction based expenses and higher compensation and benefits expenses (reflecting improved operating performance), partially offset by significantly lower CIEs expenses, including impairments (largely in depreciation and amortization), and a decrease from the FDIC special assessment fee recognized in the first quarter of 2024 (in other expenses). Net provisions for litigation and regulatory proceedings were $(11) million for the first quarter of 2025, compared with $23 million for the first quarter of 2024.
As of March 2025, headcount was essentially unchanged compared with December 2024.
In the second quarter of 2025, in connection with a planned reduction of headcount, we expect that we will record severance expense of approximately $150 million.

109	Goldman Sachs March 2025 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
Provision for Taxes
The effective tax rate for the first quarter of 2025 was 16.1%, down from the full year income tax rate of 22.4% for 2024, primarily due to an increase in tax benefits on the settlement of employee share-based awards, partially offset by a decrease in other permanent tax benefits, for the first quarter of 2025 compared with the full year of 2024. The impact of tax benefits related to employee share-based awards was a reduction to provision for taxes for the first quarter of 2025 of approximately $525 million which reduced our effective tax rate by 9.4 percentage points, and increased our diluted EPS by $1.63 and annualized ROE by 2.0 percentage points.
The Organisation for Economic Co-operation and Development (OECD) Global Anti-Base Erosion Model Rules (Pillar II) aim to ensure that multinationals with revenues in excess of EUR 750 million pay a minimum effective corporate tax rate of 15% (minimum tax) in each jurisdiction in which they operate. The U.K. and other non-U.S. jurisdictions in which we operate have enacted certain portions of the OECD directive (Pillar II legislation). The Pillar II legislation did not have a material impact on our effective tax rate for the first quarter of 2025. We expect additional guidance or legislation to be issued by the OECD and various jurisdictions during 2025 which could impact any minimum tax we owe in future periods, possibly materially, and our effective tax rate could increase in 2025 and thereafter. This minimum tax, if any, will be recognized in the period in which it is incurred.
We expect our 2025 annual effective tax rate to be approximately 21%.
Segment Assets and Operating Results
Segment Assets. The table below presents assets by segment.

	As of
	March	December
$ in millions	2025	2024
Global Banking & Markets	$1,497,785	$1,420,142
Asset & Wealth Management	206,932	193,328
Platform Solutions	61,464	62,502
Total	$1,766,181	$1,675,972
The allocation process for segment assets is based on the activities of these segments. The allocation of assets includes allocation of global core liquid assets (GCLA) (which consists of unencumbered, highly liquid securities and cash), which is included within cash and cash equivalents, collateralized agreements, trading assets and investments on our balance sheet. Due to the integrated nature of these segments, estimates and judgments are made in allocating these assets. See “Risk Management — Liquidity Risk Management” for further information about our GCLA.

Segment Operating Results. The table below presents our segment operating results.

	Three Months Ended March
$ in millions	2025	2024
Global Banking & Markets
Net revenues	$10,707	$9,726
Provision for credit losses	65	96
Operating expenses	5,808	5,153
Pre-tax earnings	$4,834	$4,477
Net earnings to common	$3,936	$3,377
Average common equity	$78,101	$75,000
Return on average common equity	20.2%	18.0%

Asset & Wealth Management
Net revenues	$3,679	$3,789
Provision for credit losses	19	(22)
Operating expenses	2,872	2,934
Pre-tax earnings	$788	$877
Net earnings to common	$631	$653
Average common equity	$26,089	$26,456
Return on average common equity	9.7%	9.9%

Platform Solutions
Net revenues	$676	$698
Provision for credit losses	203	244
Operating expenses	448	571
Pre-tax earnings/(loss)	$25	$(117)
Net earnings/(loss) to common	$16	$(99)
Average common equity	$4,486	$4,734
Return on average common equity	1.4%	(8.4)%

Total
Net revenues	$15,062	$14,213
Provision for credit losses	287	318
Operating expenses	9,128	8,658
Pre-tax earnings	$5,647	$5,237
Net earnings to common	$4,583	$3,931
Average common equity	$108,676	$106,190
Return on average common equity	16.9%	14.8%
Net revenues in our segments include allocations of interest income and interest expense based on the funding generated by, or the funding and liquidity requirements of, the respective segments. See Note 25 to the consolidated financial statements for further information about our business segments.
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

Goldman Sachs March 2025 Form 10-Q	110

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

111	Goldman Sachs March 2025 Form 10-Q

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

The table below presents our Global Banking & Markets assets.

	As of
	March	December
$ in millions	2025	2024
Cash and cash equivalents	$117,814	$129,687
Collateralized agreements	370,575	356,637
Customer and other receivables	144,916	113,646
Trading assets	528,714	508,379
Investments	172,717	161,381
Loans	143,225	130,670
Other assets	19,824	19,742
Total	$1,497,785	$1,420,142
The table below presents details about our Global Banking & Markets loans.

	As of
	March	December
$ in millions	2025	2024
Corporate	$25,496	$22,595
Real estate	41,712	37,705
Securities-based	4,464	4,279
Other collateralized	72,572	67,080
Other	160	198
Loans, gross	144,404	131,857
Allowance for loan losses	(1,179)	(1,187)
Total loans	$143,225	$130,670
Our average Global Banking & Markets gross loans were $137.30 billion for the first quarter of 2025 and $121.55 billion for the first quarter of 2024.
The table below presents our Global Banking & Markets operating results.

	Three Months Ended March
$ in millions	2025	2024
Advisory	$792	$1,011
Equity underwriting	370	370
Debt underwriting	752	699
Investment banking fees	1,914	2,080
FICC intermediation	3,390	3,471
FICC financing	1,014	852
FICC	4,404	4,323
Equities intermediation	2,547	1,989
Equities financing	1,645	1,322
Equities	4,192	3,311
Other	197	12
Net revenues	10,707	9,726
Provision for credit losses	65	96
Operating expenses	5,808	5,153
Pre-tax earnings	4,834	4,477
Provision for taxes	778	945
Net earnings	4,056	3,532
Preferred stock dividends	120	155
Net earnings to common	$3,936	$3,377

Average common equity	$78,101	$75,000
Return on average common equity	20.2%	18.0%

Goldman Sachs March 2025 Form 10-Q	112

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
The table below presents our FICC and Equities net revenues by line item in the consolidated statements of earnings.

$ in millions	FICC	Equities
Three Months Ended March 2025
Market making	$2,868	$2,855
Commissions and fees	–	1,245
Other principal transactions	221	7
Net interest income	1,315	85
Total	$4,404	$4,192
Three Months Ended March 2024
Market making	$3,629	$2,465
Commissions and fees	–	1,044
Other principal transactions	293	24
Net interest income	401	(222)
Total	$4,323	$3,311
In the table above:
•See “Net Revenues” for information about market making revenues, commissions and fees, other principal transactions revenues and net interest income. See Note 25 to the consolidated financial statements for net interest income by segment.
•The primary driver of net revenues for FICC intermediation for all periods was client activity.
•The increase in net interest income across FICC and Equities for the first quarter of 2025 compared with the first quarter of 2024 reflected higher-yielding assets and a decrease in funding costs. Due to the nature of activities within FICC and Equities and the composition of their associated balance sheet, we assess the performance of these businesses based on total net revenues, as offsets can occur across revenue line items. For example, cash instruments that generate interest income are, in some cases, hedged or funded by derivatives for which changes in fair value are reflected in market making revenues. Also, certain activities produce market making revenues but incur interest expense related to the funding of the related inventory.
The table below presents our financial advisory and underwriting transaction volumes.

	Three Months Ended March
$ in billions	2025	2024
Announced mergers and acquisitions	$340	$252
Completed mergers and acquisitions	$239	$219
Equity and equity-related offerings	$19	$14
Debt offerings	$88	$89
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
Operating Environment. During the first quarter of 2025, Global Banking & Markets operated in an environment generally characterized by continued broad macroeconomic concerns and market volatility, including concerns and uncertainty about inflation, changes in international trade policies (including the potential for new or increased tariffs), geopolitical risks and global central bank policies.
In investment banking, industry-wide completed mergers and acquisitions transactions, as well as industry-wide equity underwriting volumes, declined compared with the fourth quarter of 2024. Industry-wide debt underwriting volumes were significantly higher compared with the fourth quarter of 2024, as activity was strong to start the year.
In interest rates, the yield on 10-year U.S. government bonds decreased, while the yield on 10-year U.K. government bonds increased during the quarter. In equities, the S&P 500 Index decreased by 5% and the MSCI World Index decreased by 2%, with non-U.S. equities generally higher, compared with the end of 2024.
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
Three Months Ended March 2025 versus March 2024. Net revenues in Global Banking & Markets were $10.71 billion for the first quarter of 2025, 10% higher than the first quarter of 2024.
Investment banking fees were $1.91 billion, 8% lower than the first quarter of 2024, primarily due to significantly lower net revenues in Advisory compared with a strong prior year period, partially offset by higher net revenues in Debt underwriting, primarily driven by asset-backed and investment-grade activity. Net revenues in Equity underwriting were unchanged.
As of March 2025, our Investment banking fees backlog increased compared with December 2024, primarily reflecting higher estimated net revenues from potential advisory transactions, partially offset by lower estimated net revenues from potential equity underwriting transactions (primarily from initial public offerings).

113	Goldman Sachs March 2025 Form 10-Q

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
Net revenues in FICC were $4.40 billion, 2% higher than the first quarter of 2024, reflecting higher net revenues in FICC financing, driven by significantly higher net revenues from mortgages and structured lending. Net revenues in FICC intermediation were slightly lower, reflecting lower net revenues in credit products, interest rate products and commodities, largely offset by higher net revenues in currencies and slightly higher net revenues in mortgages.
The decrease in FICC intermediation net revenues reflected the impact of less favorable market-making conditions on our inventory, partially offset by higher client activity. The following provides information about our FICC intermediation net revenues by business, compared with results for the first quarter of 2024:
•Net revenues in credit products, interest rate products and commodities reflected the impact of less favorable market-making conditions on our inventory.
•Net revenues in currencies and mortgages reflected higher client activity.
Net revenues in Equities were $4.19 billion, 27% higher than the first quarter of 2024, due to significantly higher net revenues in Equities intermediation, primarily reflecting significantly higher net revenues in derivatives, and in Equities financing, primarily reflecting significantly higher net revenues in portfolio financing.
Net revenues in Other were $197 million for the first quarter of 2025, compared with $12 million for the first quarter of 2024, with the increase primarily reflecting significantly lower net losses on hedges.
Provision for credit losses was $65 million for the first quarter of 2025, compared with $96 million for the first quarter of 2024. Provisions for the first quarter of 2025 primarily reflected growth in the loan portfolio. Provisions for the first quarter of 2024 primarily reflected provisions related to impairments on corporate loans.

Operating expenses were $5.81 billion for the first quarter of 2025, 13% higher than the first quarter of 2024, primarily due to significantly higher transaction based expenses and higher compensation and benefits expenses (reflecting improved operating performance). Pre-tax earnings were $4.83 billion for the first quarter of 2025, 8% higher than the first quarter of 2024.
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

Goldman Sachs March 2025 Form 10-Q	114

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

The table below presents our Asset & Wealth Management assets.

	As of
	March	December
$ in millions	2025	2024
Cash and cash equivalents	$35,849	$36,364
Collateralized agreements	19,352	12,126
Customer and other receivables	20,086	19,999
Trading assets	46,847	41,724
Investments	23,008	23,130
Loans	48,865	46,694
Other assets	12,925	13,291
Total	$206,932	$193,328
The table below presents details about our Asset & Wealth Management loans.

	As of
	March	December
$ in millions	2025	2024
Corporate	$6,890	$7,377
Real estate	18,244	18,053
Securities-based	12,987	12,198
Other collateralized	9,665	8,027
Other	1,960	1,951
Loans, gross	49,746	47,606
Allowance for loan losses	(881)	(912)
Total loans	$48,865	$46,694
In the table above, gross loans included $41 billion of loans as of March 2025 and $38 billion of loans as of December 2024 that were related to Private banking and lending.
The average Asset & Wealth Management gross loans were $48.33 billion for the first quarter of 2025 and $46.58 billion for the first quarter of 2024.
The table below presents our Asset & Wealth Management operating results.

	Three Months Ended March
$ in millions	2025	2024
Management and other fees	$2,703	$2,452
Incentive fees	129	88
Private banking and lending	725	682
Equity investments	(5)	222
Debt investments	127	345
Net revenues	3,679	3,789
Provision for credit losses	19	(22)
Operating expenses	2,872	2,934
Pre-tax earnings	788	877
Provision for taxes	127	185
Net earnings	661	692
Preferred stock dividends	30	39
Net earnings to common	$631	$653

Average common equity	$26,089	$26,456
Return on average common equity	9.7%	9.9%
In the table above, Management and other fees included fees from alternatives of $523 million for the first quarter of 2025 and $486 million for the first quarter of 2024.

115	Goldman Sachs March 2025 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
Our target is to achieve ROE in the mid-teens and pre-tax margins in the mid-twenties within the medium term (three-to five-year time horizon from year-end 2022) for Asset & Wealth Management. The ROE for Asset & Wealth Management was 9.7% and the pre-tax margin was 21% for the first quarter of 2025. The impact of historical principal investments and the related attributed equity reduced the ROE for Asset & Wealth Management by 2.6 percentage points and the pre-tax margin by approximately 2 percentage points.
The table below presents our Asset management and Wealth management net revenues by line item in Asset & Wealth Management.

$ in millions	Asset management	Wealth management	Asset & Wealth Management
Three Months Ended March 2025
Management and other fees	$1,191	$1,512	$2,703
Incentive fees	129	–	129
Private banking and lending	–	725	725
Equity investments	(5)	–	(5)
Debt investments	127	–	127
Total	$1,442	$2,237	$3,679
Three Months Ended March 2024
Management and other fees	$1,113	$1,339	$2,452
Incentive fees	88	–	88
Private banking and lending	–	682	682
Equity investments	222	–	222
Debt investments	345	–	345
Total	$1,768	$2,021	$3,789
The table below presents our Equity investments net revenues by equity type and asset class.

	Three Months Ended March
$ in millions	2025	2024
Equity Type
Private equity	$176	$330
Public equity	(181)	(108)
Total	$(5)	$222

Asset Class
Real estate	$2	$105
Corporate	(7)	117
Total	$(5)	$222
The table below presents details about our Debt investments net revenues.

	Three Months Ended March
$ in millions	2025	2024
Fair value net gains/(losses)	$(19)	$87
Net interest income	146	258
Total	$127	$345

Operating Environment. During the first quarter of 2025, Asset & Wealth Management operated in an environment generally characterized by continued broad macroeconomic concerns and market volatility, including concerns and uncertainty about inflation, changes in international trade policies (including the potential for new or increased tariffs), geopolitical risk and global central bank policies. These factors contributed to a decrease in U.S. equity prices and an increase generally in non-U.S. equity prices and global bond prices compared with the end of 2024.
In the future, if market and economic conditions deteriorate, it may lead to a decline in asset prices, or investors transitioning to asset classes that typically generate lower fees or withdrawing their assets, and net revenues in Asset & Wealth Management would likely be negatively impacted.
Three Months Ended March 2025 versus March 2024. Net revenues in Asset & Wealth Management were $3.68 billion for the first quarter of 2025, 3% lower than the first quarter of 2024, reflecting significantly lower net revenues in Equity investments and Debt investments, partially offset by higher Management and other fees. Net revenues in Private banking and lending and Incentive fees were also higher.
The decrease in Equity investments net revenues reflected significantly lower net gains from investments in private equities and higher net losses from investments in public equities. The decrease in Debt investments net revenues reflected significantly lower net interest income due to a reduction in the debt investments balance sheet and net losses compared with net gains in the prior year period. The increase in Management and other fees primarily reflected the impact of higher average assets under supervision. The increase in Private banking and lending net revenues primarily reflected higher net interest income from lending. The increase in Incentive fees was driven by harvesting.
Provision for credit losses was $19 million for the first quarter of 2025, compared with a net benefit of $22 million for the first quarter of 2024.
Operating expenses were $2.87 billion for the first quarter of 2025, 2% lower than the first quarter of 2024, due to significantly lower CIEs expenses, including impairments, partially offset by higher transaction based expenses. Pre-tax earnings were $788 million for the first quarter of 2025, 10% lower than the first quarter of 2024.

Goldman Sachs March 2025 Form 10-Q	116

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
The table below presents information about our firmwide period-end AUS by asset class, client channel, region and vehicle.

	As of March
$ in billions	2025	2024
Asset Class
Alternative investments	$341	$296
Equity	771	713
Fixed income	1,221	1,141
Total long-term AUS	2,333	2,150
Liquidity products	840	698
Total AUS	$3,173	$2,848

Client Channel
Institutional	$1,095	$1,048
Wealth management	952	845
Third-party distributed	1,126	955
Total AUS	$3,173	$2,848

Region
Americas	$2,242	$1,989
EMEA	705	650
Asia	226	209
Total AUS	$3,173	$2,848

Vehicle
Separate accounts	$1,705	$1,608
Public funds	1,012	877
Private funds and other	456	363
Total AUS	$3,173	$2,848
In the table above:
•Liquidity products includes money market funds and private bank deposits.
•EMEA represents Europe, Middle East and Africa.
Total wealth management client assets (consisting of AUS, brokerage assets and Marcus deposits) were approximately $1.6 trillion as of March 2025 and approximately $1.5 trillion as of March 2024.
The table below presents changes in our AUS.

	Three Months Ended March
$ in billions	2025	2024
Beginning balance	$3,137	$2,812
Net inflows/(outflows):
Alternative investments	4	–
Equity	11	1
Fixed income	14	23
Total long-term AUS net inflows/(outflows)	29	24
Liquidity products	(5)	(39)
Total AUS net inflows/(outflows)	24	(15)
Net market appreciation/(depreciation)	12	51
Ending balance	$3,173	$2,848
In the table above:
•During the three months ended March 2025, our AUS increased $36 billion due to net inflows (primarily in fixed income and equity assets) and net market appreciation (reflecting net market appreciation in fixed income assets, partially offset by net market depreciation in equity assets).
•During the three months ended March 2024, our AUS increased $36 billion due to net market appreciation (in equity assets), partially offset by net outflows (reflecting net outflows in liquidity products, partially offset by net inflows in fixed income assets).
The table below presents information about our total AUS net inflows/(outflows) by client channel.

	Three Months Ended March
$ in billions	2025	2024
Institutional	$3	$12
Wealth management	29	17
Third-party distributed	(8)	(44)
Total AUS net inflows/(outflows)	$24	$(15)

117	Goldman Sachs March 2025 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
The table below presents information about our average monthly firmwide AUS by asset class.

	Average for the
	Three Months Ended March
$ in billions	2025	2024
Asset Class
Alternative investments	$341	$295
Equity	784	682
Fixed income	1,203	1,129
Total long-term AUS	2,328	2,106
Liquidity products	845	723
Total AUS	$3,173	$2,829
In addition to our AUS, we have discretion over alternative investments where we currently do not earn management fees (non-fee-earning alternative assets).
We earn management fees on client assets that we manage and also receive incentive fees based on a percentage of a fund’s or a separately managed account’s return, or when the return exceeds a specified benchmark or other performance targets. These incentive fees are recognized when it is probable that a significant reversal of such fees will not occur. Our estimated unrecognized incentive fees were $4.42 billion as of March 2025 and $4.12 billion as of December 2024. Such amounts are based on the completion of the funds’ financial statements, which is generally one quarter in arrears. These fees will be recognized, assuming no decline in fair value, if and when it is probable that a significant reversal of such fees will not occur, which is generally when such fees are no longer subject to fluctuations in the market value of the assets.
The table below presents our average effective management fee (which excludes non-asset-based fees) earned on our firmwide AUS by asset class.

	Three Months Ended March
Effective fees (bps)	2025	2024
Alternative investments	61	63
Equity	55	55
Fixed income	17	17
Liquidity products	14	15
Total average effective fee	31	31

The table below presents details about our monthly average AUS for alternative investments and the average effective management fee we earned on such assets.

$ in billions	Direct strategies	Fund of funds	Total
Three Months Ended March 2025
Average AUS
Corporate equity	$38	$94	$132
Credit	49	15	64
Real estate	13	18	31
Hedge funds and other	47	29	76
Funds and discretionary accounts	$147	$156	$303
Advisory accounts			38
Total average AUS for alternative investments			$341
Effective Fees (bps)
Corporate equity	122	52	74
Credit	77	10	65
Real estate	86	34	57
Hedge funds and other	70	45	60
Funds and discretionary accounts	87	45	66
Advisory accounts			18
Total average effective fee			61
Three Months Ended March 2024
Average AUS
Corporate equity	$31	$78	$109
Credit	46	10	56
Real estate	13	11	24
Hedge funds and other	42	22	64
Funds and discretionary accounts	$132	$121	$253
Advisory accounts			42
Total average AUS for alternative investments			$295
Effective Fees (bps)
Corporate equity	121	59	78
Credit	82	16	72
Real estate	82	34	60
Hedge funds and other	66	52	62
Funds and discretionary accounts	86	52	71
Advisory accounts			17
Total average effective fee			63
In the table above, direct strategies primarily includes our private equity, growth equity, private credit, liquid alternatives and real estate strategies. Fund of funds primarily includes our business which invests in leading private equity, hedge fund, real estate and credit third-party managers as a limited partner, secondary-market investor, co-investor or management company partner.

Goldman Sachs March 2025 Form 10-Q	118

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
The table below presents information about our period-end AUS for alternative investments, non-fee-earning alternative investments and total alternative investments.

$ in billions	AUS	Non-fee-earning alternative assets	Total alternative assets
As of March 2025
Corporate equity	$132	$76	$208
Credit	66	76	142
Real estate	31	25	56
Hedge funds and other	76	3	79
Funds and discretionary accounts	305	180	485
Advisory accounts	36	2	38
Total alternative investments	$341	$182	$523
As of March 2024
Corporate equity	$109	$77	$186
Credit	56	83	139
Real estate	23	29	52
Hedge funds and other	67	4	71
Funds and discretionary accounts	255	193	448
Advisory accounts	41	3	44
Total alternative investments	$296	$196	$492
In the table above:
•Corporate equity primarily includes private equity.
•Total alternative assets included uncalled capital that is available for future investing of $63 billion as of March 2025 and $65 billion as of March 2024.
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
The table below presents information about third-party commitments raised in our alternatives business from the beginning of 2020 through the first quarter of 2025.

As of
$ in billions	March 2025
Included in AUS	$258
Included in non-fee-earning alternative assets	84
Third-party commitments raised	$342
In the table above, commitments included in non-fee-earning alternative assets included approximately $63 billion, which will begin to earn fees (and become AUS) if and when the commitments are drawn and assets are invested. In the first quarter of 2025, we raised $19 billion in third-party commitments in our alternatives business, including $4 billion in corporate equity, $7 billion in credit, $2 billion in real estate and $6 billion in hedge funds and other. Since 2019, we have raised $342 billion of third-party commitments in our alternatives business and expect fundraising for the remainder of 2025 to be consistent with levels achieved in recent years, subject to market conditions.
The table below presents information about alternative investments in Asset & Wealth Management that we hold on our balance sheet by asset type.

	As of
	March	December
$ in billions	2025	2024
Loans	$7.9	$8.5
Debt securities	8.7	9.0
Equity securities	13.5	13.4
Other	5.1	5.6
Total	$35.2	$36.5
The table below presents further information about our alternative investments in Asset & Wealth Management that we hold on our balance sheet.

	As of
	March	December
$ in billions	2025	2024
Client co-invest	$17.8	$18.4
Firmwide initiatives	8.6	8.7
Historical principal investments:
Loans	1.4	1.6
Debt securities	2.4	2.6
Equity securities	3.4	3.5
Other	1.6	1.7
Total historical principal investments	8.8	9.4
Total	$35.2	$36.5
In the table above:
•Client co-invest primarily includes our investments in funds that we raise and manage or where we have invested alongside our clients.
•Firmwide initiatives primarily includes our investments related to the Community Reinvestment Act and our corporate engagement programs, such as One Million Black Women.
•Historical principal investments includes our remaining balance sheet alternative investments portfolio that we plan to reduce. This portfolio was approximately $30 billion as of December 2022 and we expect to sell down the vast majority of this portfolio by the end of 2026. The impact of historical principal investments to our pre-tax earnings was $(60) million for the three months ended March 2025. Attributed equity associated with historical principal investments was $3.8 billion as of March 2025.

119	Goldman Sachs March 2025 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
The table below presents the rollforward of our alternative investments categorized as historical principal investments for the first quarter of 2025.

Historical
principal
$ in billions	investments
Beginning balance	$9.4
Additions	0.1
Dispositions	(0.7)
Ending balance	$8.8
Loans and Debt Securities. The table below presents the concentration of loans and debt securities within our alternative investments by accounting classification, region and industry.

	As of
	March	December
$ in billions	2025	2024
Loans	$7.9	$8.5
Debt securities	8.7	9.0
Total	$16.6	$17.5

Accounting Classification
Debt securities at fair value	52%	51%
Loans at amortized cost	45%	45%
Loans at fair value	2%	3%
Loans held for sale	1%	1%
Total	100%	100%

Region
Americas	52%	54%
EMEA	37%	35%
Asia	11%	11%
Total	100%	100%

Industry
Consumer & Retail	11%	11%
Financial Institutions	9%	9%
Healthcare	11%	12%
Industrials	14%	14%
Natural Resources & Utilities	3%	2%
Real Estate	13%	13%
Technology, Media & Telecommunications	29%	29%
Other	10%	10%
Total	100%	100%

Equity Securities. The table below presents the concentration of equity securities within our alternative investments by region and industry.

	As of
	March	December
$ in billions	2025	2024
Equity securities	$13.5	$13.4

Region
Americas	68%	68%
EMEA	18%	17%
Asia	14%	15%
Total	100%	100%

Industry
Consumer & Retail	4%	5%
Financial Institutions	15%	15%
Healthcare	5%	6%
Industrials	8%	7%
Natural Resources & Utilities	13%	14%
Real Estate	27%	27%
Technology, Media & Telecommunications	25%	24%
Other	3%	2%
Total	100%	100%
In the table above:
•Equity securities included $13.0 billion as of March 2025 and $12.6 billion as of December 2024 of private equity positions, and $0.5 billion as of March 2025 and $0.8 billion as of December 2024 of public equity positions that converted from private equity upon the initial public offerings of the underlying companies.
•The concentrations for real estate equity securities as of March 2025 were 14% for multifamily (14% as of December 2024), 5% for mixed use (5% as of December 2024), 3% for industrials (3% as of December 2024), 2% for office (2% as of December 2024) and 3% for other real estate equity securities (3% as of December 2024).
The table below presents the concentration of equity securities within our alternative investments by vintage.

Vintage
As of March 2025
2018 or earlier	29%
2019 - 2021	34%
2022 - thereafter	37%
Total	100%
As of December 2024
2017 or earlier	22%
2018 - 2020	28%
2021 - thereafter	50%
Total	100%

Goldman Sachs March 2025 Form 10-Q	120

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
Other. Other investments include tax credit investments (accounted for under the proportional amortization method of accounting) of $3.2 billion as of both March 2025 and December 2024. Additionally, other investments includes CIEs, which held assets (generally accounted for at historical cost less depreciation) of $1.9 billion as of March 2025 and $2.4 billion as of December 2024, and were funded with liabilities of approximately $0.8 billion as of March 2025 and $1.2 billion as of December 2024. Substantially all such liabilities were nonrecourse, thereby reducing our equity at risk.
The table below presents the concentration of CIE assets, net of financings, within our alternative investments by region and asset class.

	As of
	March	December
$ in billions	2025	2024
CIE assets, net of financings	$1.1	$1.2
Region
Americas	82%	72%
EMEA	13%	15%
Asia	5%	13%
Total	100%	100%
Asset Class
Hospitality	1%	7%
Industrials	22%	23%
Multifamily	18%	15%
Office	37%	29%
Retail	6%	6%
Senior Housing	1%	4%
Student Housing	1%	1%
Other	14%	15%
Total	100%	100%
The table below presents the concentration of CIE assets, net of financings, within our alternative investments by vintage.

Vintage
As of March 2025
2018 or earlier	60%
2019 - 2021	28%
2022 - thereafter	12%
Total	100%
As of December 2024
2017 or earlier	29%
2018 - 2020	37%
2021 - thereafter	34%
Total	100%

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
The table below presents our Platform Solutions assets.

	As of
	March	December
$ in millions	2025	2024
Cash and cash equivalents	$13,745	$16,041
Collateralized agreements	8,326	5,944
Customer and other receivables	84	72
Trading assets	20,092	20,452
Investments	4	3
Loans	18,052	18,836
Other assets	1,161	1,154
Total	$61,464	$62,502
The table below presents details about our Platform Solutions loans.

	As of
	March	December
$ in millions	2025	2024
Credit cards	20,500	21,403
Loans, gross	20,500	21,403
Allowance for loan losses	(2,448)	(2,567)
Total loans	$18,052	$18,836
The average Platform Solutions gross loans were $20.66 billion for the first quarter of 2025 and $21.62 billion for the first quarter of 2024.

121	Goldman Sachs March 2025 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
The table below presents our Platform Solutions operating results.

	Three Months Ended March
$ in millions	2025	2024
Consumer platforms	$611	$618
Transaction banking and other	65	80
Net revenues	676	698
Provision for credit losses	203	244
Operating expenses	448	571
Pre-tax earnings/(loss)	25	(117)
Provision/(benefit) for taxes	4	(25)
Net earnings/(loss)	21	(92)
Preferred stock dividends	5	7
Net earnings/(loss) to common	$16	$(99)

Average common equity	$4,486	$4,734
Return on average common equity	1.4%	(8.4)%
Our target is to achieve pre-tax breakeven by the end of 2025 for Platform Solutions.
Operating Environment. The operating environment for Platform Solutions is mainly impacted by the economic environment in the U.S., which, during the first quarter of 2025, was generally characterized by concerns about inflation and uncertainty related to changes in international trade policies (including the potential for new or increased tariffs), a continued low rate of unemployment and a decline in the pace of growth in consumer spending compared with the fourth quarter of 2024.
In the future, if economic conditions deteriorate, it may lead to a further decrease in consumer spending or a deterioration in consumer credit, and net revenues and provision for credit losses in Platform Solutions would likely be negatively impacted.
Three Months Ended March 2025 versus March 2024. Net revenues in Platform Solutions were $676 million for the first quarter of 2025, 3% lower than the first quarter of 2024.
Transaction banking and other net revenues were lower, primarily reflecting lower average deposit balances. Notwithstanding our strategic decision to narrow the focus on consumer-related activities, Consumer platforms net revenues were essentially unchanged compared with the first quarter of 2024. See “Regulatory and Other Matters — Other Matters — Narrowing our Focus on Consumer-Related Activities” for further information.

Provision for credit losses was $203 million for the first quarter of 2025, compared with $244 million for the first quarter of 2024. Provisions for the first quarter of 2025 reflected net provisions related to the credit card portfolio (driven by net charge-offs, partially offset by a reserve release due to a seasonal decline in balances). Provisions for the first quarter of 2024 reflected net provisions related to the credit card portfolio (driven by net charge-offs).
Operating expenses were $448 million for the first quarter of 2025, 22% lower than the first quarter of 2024, primarily reflecting the impact of the sale of GreenSky. Pre-tax earnings were $25 million for the first quarter of 2025, compared with a pre-tax loss of $117 million for the first quarter of 2024.
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

Goldman Sachs March 2025 Form 10-Q	122

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
Balance Sheet Analysis and Metrics
As of March 2025, total assets in our consolidated balance sheets were $1.77 trillion, an increase of $90.21 billion from December 2024, primarily reflecting increases in customer and other receivables of $31.37 billion (primarily reflecting our clients’ activity), trading assets of $25.10 billion (primarily due to increases in government obligations, equity securities and corporate debt, reflecting the impact of our and our clients’ activities) and collateralized agreements of $23.55 billion (primarily reflecting our and our clients’ activities).
As of March 2025, total liabilities in our consolidated balance sheets were $1.64 trillion, an increase of $87.91 billion from December 2024, reflecting increases in deposits of $38.12 billion (primarily due to increases in other deposits, consumer deposits and brokered certificates of deposit), trading liabilities of $30.63 billion (primarily reflecting increases in equity securities and government obligations, driven by our and our clients’ activities), customer and other payables of $30.54 billion (primarily reflecting our clients’ activity) and borrowings of $21.53 billion (driven by net issuances), partially offset by a decrease in collateralized financings of $28.49 billion (reflecting the impact of our and our clients’ activities).

123	Goldman Sachs March 2025 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
Our total securities sold under agreements to repurchase (repurchase agreements), accounted for as collateralized financings, were $249.00 billion as of March 2025 and $274.38 billion as of December 2024, which were 2% lower as of March 2025 and 5% higher as of December 2024 than the average daily amount of repurchase agreements over the respective quarters. As of March 2025, the decrease in our repurchase agreements relative to the average daily amount of repurchase agreements during the quarter resulted from lower levels of our and our clients’ activities at the end of the period.
The level of our repurchase agreements fluctuates between and within periods, primarily due to providing clients with access to highly liquid collateral, such as certain government and agency obligations, through collateralized financing activities.
The table below presents information about our balance sheet and leverage ratios.

	As of
	March	December
$ in millions	2025	2024
Total assets	$1,766,181	$1,675,972
Unsecured long-term borrowings	$262,896	$242,634
Total shareholders’ equity	$124,300	$121,996
Leverage ratio	14.2x	13.7x
Debt-to-equity ratio	2.1x	2.0x
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

	As of
	March	December
$ in millions, except per share amounts	2025	2024
Total shareholders’ equity	$124,300	$121,996
Preferred stock	(15,153)	(13,253)
Common shareholders’ equity	109,147	108,743
Goodwill	(5,886)	(5,853)
Identifiable intangible assets	(854)	(847)
Tangible common shareholders’ equity	$102,407	$102,043

Book value per common share	$344.20	$336.77
Tangible book value per common share	$322.95	$316.02
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
•Book value per common share and tangible book value per common share are based on common shares outstanding and restricted stock units granted to employees with no future service requirements and not subject to performance or market conditions (collectively, basic shares) of 317.1 million as of March 2025 and 322.9 million as of December 2024. We believe that tangible book value per common share (tangible common shareholders’ equity divided by basic shares) is meaningful because it is a measure that we and investors use to assess capital adequacy. Tangible book value per common share is a non-GAAP measure and may not be comparable to similar non-GAAP measures used by other companies.

Goldman Sachs March 2025 Form 10-Q	124

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
The table below presents information about our funding sources.

	As of
$ in millions	March 2025		December 2024
Deposits	$471,134	37%	$433,013	35%
Collateralized financings	330,096	26%	358,590	29%
Unsecured short-term borrowings	70,974	6%	69,709	6%
Unsecured long-term borrowings	262,896	21%	242,634	20%
Total shareholders’ equity	124,300	10%	121,996	10%
Total	$1,259,400	100%	$1,225,942	100%
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
The table below presents the types and sources of deposits.

$ in millions	Savings and Demand	Time	Total
As of March 2025
Consumer	$131,685	$59,467	$191,152
Private bank	93,117	6,963	100,080
Brokered certificates of deposit	–	46,441	46,441
Deposit sweep programs	31,879	–	31,879
Transaction banking	60,145	1,793	61,938
Other	1,341	38,303	39,644
Total	$318,167	$152,967	$471,134
As of December 2024
Consumer	$126,694	$54,541	$181,235
Private bank	90,013	6,489	96,502
Brokered certificates of deposit	–	41,014	41,014
Deposit sweep programs	30,927	–	30,927
Transaction banking	60,925	1,820	62,745
Other	1,776	18,814	20,590
Total	$310,335	$122,678	$433,013
In the table above:
•Savings and demand accounts consist of money market deposit accounts, negotiable order of withdrawal accounts and demand deposit accounts that have no stated maturity or expiration date.
•Time deposits had a weighted average maturity of approximately 0.7 years as of March 2025 and approximately 0.6 years as of December 2024.
•Consumer deposits consist of deposits from both Marcus and Apple Card customers.
•Deposit sweep programs include contractual agreements with U.S. broker-dealers who sweep client cash to FDIC-insured deposits.
•Transaction banking deposits consist of deposits that we raised through our cash management services business for corporate and other institutional clients.
•Other deposits are substantially all from institutional clients.
•Deposits insured by the FDIC were $249.69 billion as of March 2025 and $234.54 billion as of December 2024.
•Deposits insured by non-U.S. insurance programs were $27.67 billion as of March 2025 and $25.98 billion as of December 2024.

125	Goldman Sachs March 2025 Form 10-Q

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
We also raise financing through other types of collateralized financings, such as secured loans and notes. GS Bank USA has access to funding from the Federal Home Loan Bank. Our outstanding borrowings from the Federal Home Loan Bank were $5.03 billion as of March 2025 and $5.04 billion as of December 2024. Additionally, we have access to funding through the Federal Reserve discount window, but we do not rely on this funding in our liquidity planning and stress testing.

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
The table below presents our quarterly unsecured long-term borrowings maturity profile.

$ in millions	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
As of March 2025
2026	$–	$9,325	$8,304	$9,188	$26,817
2027	$17,387	$8,734	$8,885	$10,055	45,061
2028	$15,058	$6,441	$4,783	$4,934	31,216
2029	$8,406	$10,525	$7,225	$6,625	32,781
2030	$14,146	$3,628	$3,389	$4,170	25,333
2031 - thereafter					101,688
Total					$262,896
The weighted average maturity of our unsecured long-term borrowings as of March 2025 was approximately seven years. To mitigate refinancing risk, we seek to limit the principal amount of debt maturing over the course of any monthly, quarterly, semi-annual or annual time horizon. We enter into interest rate swaps to convert a portion of our unsecured long-term borrowings into floating-rate obligations to manage our exposure to interest rates. See Note 14 to the consolidated financial statements for further information about our unsecured long-term borrowings.
Shareholders’ Equity. Shareholders’ equity is a stable and perpetual source of funding. See Note 19 to the consolidated financial statements for further information about our shareholders’ equity.

Goldman Sachs March 2025 Form 10-Q	126

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
Based on our 2024 CCAR submission, the FRB increased our SCB from 5.5% to 6.2%, resulting in a Standardized CET1 capital ratio requirement of 13.7% for the period from October 1, 2024 through September 30, 2025. See “Share Repurchase Program” for further information about common stock repurchases and dividends and “Consolidated Regulatory Capital” for further information about the global systemically important bank (G-SIB) surcharge. We submitted our 2025 CCAR capital plan to the FRB in April 2025 and expect to publish a summary of our annual DFAST results in June 2025. See “Available Information.”
GS Bank USA is required to conduct stress tests on an annual basis and publish a summary of certain results. GS Bank USA submitted its 2025 DFAST capital plan to the FRB in April 2025 and expects to publish a summary of its annual DFAST results in June 2025. See “Available Information.”

127	Goldman Sachs March 2025 Form 10-Q

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

During the first quarter of 2025, the Board approved a share repurchase program authorizing repurchases of up to $40 billion of our common stock. The program has no set expiration or termination date. See “Unregistered Sales of Equity Securities and Use of Proceeds” in Part II, Item 2 of this Form 10-Q and Note 19 to the consolidated financial statements for further information about our share repurchase program, and see above for information about our capital planning and stress testing process.
During the first quarter of 2025, we returned a total of $5.34 billion of capital to common shareholders, including $4.36 billion of common share repurchases and $976 million of common stock dividends. Consistent with our capital management philosophy, we will continue prioritizing deployment of capital for our clients where returns are attractive and distribute any excess capital to shareholders through dividends and share repurchases, while targeting a 50 to 100 basis point buffer above our capital requirement.
We are subject to a one percent non-deductible federal excise tax (buyback tax) that is applicable to the fair market value of certain corporate share repurchases. The fair market value of share repurchases subject to the tax is reduced by the fair market value of any applicable stock issued during the calendar year, including stock issued to employees. The buyback tax did not have a material impact on our financial condition, results of operations or cash flows for the three months ended March 2025.
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

Goldman Sachs March 2025 Form 10-Q	128

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
The capital requirements calculated under the Capital Framework include the capital conservation buffer requirements, which are comprised of a 2.5% buffer (under the Advanced Capital Rules), the SCB (under the Standardized Capital Rules), a countercyclical capital buffer (under both Capital Rules) and the G-SIB surcharge (under both Capital Rules). Our G-SIB surcharge is 3.0% for 2025 and will be 3.5% beginning in 2026. Based on financial data for the three months ended March 2025, we are in the 4.0% G-SIB surcharge threshold range. The earliest this surcharge could be effective is January 2028. The G-SIB surcharge and countercyclical capital buffer in the future may differ due to additional guidance from our regulators and/or positional changes, and our SCB can change significantly from year to year based on the results of the annual supervisory stress tests. Our target is to maintain capital ratios equal to the regulatory requirements plus a buffer of 50 to 100 basis points.
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
The table below presents TLAC and external long-term debt requirements.

	As of
	March	December
	2025	2024
TLAC to RWAs	22.0%	22.0%
TLAC to leverage exposure	9.5%	9.5%
External long-term debt to RWAs	9.0%	9.0%
External long-term debt to leverage exposure	4.5%	4.5%
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
•The external long-term debt to total leverage exposure is the 4.5% minimum.
The table below presents information about our TLAC and external long-term debt ratios.

	For the Three Months Ended or as of
	March	December
$ in millions	2025	2024
TLAC	$291,004	$275,904
External long-term debt	$162,146	$150,682
RWAs	$692,743	$688,541
Leverage exposure	$2,153,684	$2,120,756

TLAC to RWAs	42.0%	40.1%
TLAC to leverage exposure	13.5%	13.0%
External long-term debt to RWAs	23.4%	21.9%
External long-term debt to leverage exposure	7.5%	7.1%
In the table above:
•TLAC includes common and preferred stock, and eligible long-term debt issued by Group Inc. Eligible long-term debt represents unsecured debt, which has a remaining maturity of at least one year and satisfies additional requirements.
•External long-term debt consists of eligible long-term debt subject to a haircut if it is due to be paid between one and two years.

129	Goldman Sachs March 2025 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
•In accordance with the TLAC rules, the higher of Standardized or Advanced RWAs are used in the calculation of TLAC and external long-term debt ratios and applicable requirements. RWAs represent Standardized RWAs as of both March 2025 and December 2024.
•Leverage exposure consists of average adjusted total assets and certain off-balance sheet exposures.
See “Business — Regulation” in Part I, Item 1 of the 2024 Form 10-K for further information about TLAC.
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
The table below presents GSIB’s risk-based capital requirements.

	As of
	March	December
	2025	2024
Risk-based capital requirements
CET1 capital ratio	11.8%	11.9%
Tier 1 capital ratio	14.6%	14.7%
Total capital ratio	18.3%	18.4%
The table below presents information about GSIB’s risk-based capital ratios.

	As of
	March	December
$ in millions	2025	2024
Risk-based capital and risk-weighted assets
CET1 capital	$4,473	$4,336
Tier 1 capital	$4,473	$4,336
Tier 2 capital	$826	$826
Total capital	$5,299	$5,162
RWAs	$18,573	$17,767

Risk-based capital ratios
CET1 capital ratio	24.1%	24.4%
Tier 1 capital ratio	24.1%	24.4%
Total capital ratio	28.5%	29.1%

In the table above, the risk-based capital ratios as of March 2025 reflected profits that are still subject to annual audit by GSIB’s external auditors and approval by GSIB’s Board of Directors for inclusion in risk-based capital. These profits contributed 69 basis points to the CET1 capital ratio as of March 2025.
The table below presents GSIB’s leverage ratio requirement and leverage ratio.

	As of
	March	December
	2025	2024
Leverage ratio requirement	3.6%	3.7%
Leverage ratio	7.0%	8.9%
In the table above, the leverage ratio as of March 2025 reflected profits that are still subject to annual audit by GSIB’s external auditors and approval by GSIB’s Board of Directors for inclusion in risk-based capital. These profits contributed 20 basis points to the leverage ratio as of March 2025.
GSIB is subject to minimum reserve requirements at central banks in certain of the jurisdictions in which it operates. As of both March 2025 and December 2024, GSIB was in compliance with these requirements.
•GSBE. GSBE is our German bank subsidiary supervised by the European Central Bank, BaFin and Deutsche Bundesbank. GSBE is a non-U.S. banking subsidiary of GS Bank USA and is also subject to standalone regulatory capital requirements noted below. GSBE is subject to the capital requirements prescribed in the E.U. Capital Requirements Directive (CRD) and E.U. Capital Requirements Regulation (CRR), which are largely based on Basel III. Beginning in the first quarter of 2025, GSBE became subject to the capital requirements prescribed in the Basel Committee's finalized revisions to the Basel III Capital Requirements (Basel III Revisions), as implemented by the E.U. The deposits of GSBE are covered by the German statutory deposit protection program to the extent provided by law. In addition, GSBE has elected to participate in the German voluntary deposit protection program which provides further insurance for certain eligible deposits beyond the coverage of the German statutory deposit program.
The table below presents GSBE’s risk-based capital requirements.

	As of
	March	December
	2025	2024
Risk-based capital requirements
CET1 capital ratio	10.4%	10.3%
Tier 1 capital ratio	12.4%	12.3%
Total capital ratio	15.0%	15.0%

Goldman Sachs March 2025 Form 10-Q	130

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
The table below presents information about GSBE’s risk-based capital ratios.

	As of
	March	December
$ in millions	2025	2024
Risk-based capital and risk-weighted assets
CET1 capital	$14,710	$13,871
Tier 1 capital	$14,710	$13,871
Tier 2 capital	$22	$21
Total capital	$14,732	$13,892
RWAs	$62,043	$43,426

Risk-based capital ratios
CET1 capital ratio	23.7%	31.9%
Tier 1 capital ratio	23.7%	31.9%
Total capital ratio	23.7%	32.0%
In the table above:
•The risk-based capital ratios decreased from December 2024 to March 2025, primarily reflecting an increase in both Credit RWAs (principally due to the implementation of Basel III Revisions on January 1, 2025) and Market RWAs.
•The risk-based capital ratios as of both March 2025 and December 2024 reflected profits that are still subject to annual audit by GSBE’s external auditors and approval by GSBE’s shareholder (GS Bank USA) for inclusion in risk-based capital. These profits contributed 103 basis points to the CET1 capital ratio as of March 2025 and 151 basis points to the CET1 capital ratio as of December 2024.
The table below presents GSBE’s leverage ratio requirement and leverage ratio.

	As of
	March	December
	2025	2024
Leverage ratio requirement	3.2%	3.0%
Leverage ratio	9.1%	9.8%
In the table above, the leverage ratio as of both March 2025 and December 2024 reflected profits that are still subject to annual audit by GSBE’s external auditors and approval by GSBE’s shareholder (GS Bank USA) for inclusion in risk-based capital. These profits contributed 62 basis points to the leverage ratio as of March 2025 and 54 basis points to the leverage ratio as of December 2024.
GSBE is subject to minimum reserve requirements at central banks in certain of the jurisdictions in which it operates. As of both March 2025 and December 2024, GSBE was in compliance with these requirements.
GSBE is a registered swap dealer with the CFTC and a registered security-based swap dealer with the SEC. As of both March 2025 and December 2024, GSBE was subject to and in compliance with applicable capital requirements for swap dealers and security-based swap dealers.

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
GS&Co. had regulatory net capital, as defined by Rule 15c3-1 of the SEC, of $22.57 billion as of March 2025 and $21.31 billion as of December 2024, which exceeded the greater of the minimum amounts required under Rule 15c3-1 of the SEC and Rules 1.17 and Part 23 Subpart E of the CFTC by $17.12 billion as of March 2025 and $15.87 billion as of December 2024. In addition to its alternative minimum net capital requirements, GS&Co. is also required to hold tentative net capital in excess of $5 billion and net capital in excess of $1 billion in accordance with Rule 15c3-1. GS&Co. is also required to notify the SEC in the event that its tentative net capital is less than $6 billion. As of both March 2025 and December 2024, GS&Co. had tentative net capital and net capital in excess of both the minimum and the notification requirements.
Non-U.S. Regulated Broker-Dealer Subsidiaries. Our principal non-U.S. regulated broker-dealer subsidiaries include GSI and GSJCL.
GSI, our U.K. broker-dealer, is regulated by the PRA and the FCA. GSI is subject to the U.K. capital framework, which is largely based on Basel III.
The table below presents GSI’s risk-based capital requirements.

	As of
	March	December
	2025	2024
Risk-based capital requirements
CET1 capital ratio	9.1%	9.1%
Tier 1 capital ratio	11.1%	11.0%
Total capital ratio	13.7%	13.6%

131	Goldman Sachs March 2025 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
The table below presents information about GSI’s risk-based capital ratios.

	As of
	March	December
$ in millions	2025	2024
Risk-based capital and risk-weighted assets
CET1 capital	$32,538	$32,697
Tier 1 capital	$38,038	$38,197
Tier 2 capital	$6,877	$6,874
Total capital	$44,915	$45,071
RWAs	$278,270	$265,944
Risk-based capital ratios
CET1 capital ratio	11.7%	12.3%
Tier 1 capital ratio	13.7%	14.4%
Total capital ratio	16.1%	16.9%
In the table above, the risk-based capital ratios as of March 2025 excluded GSI's profits for the first quarter of 2025, which may be distributed as dividends in the future, subject to approval by GSI’s Board of Directors after such profits are verified by GSI's external auditors.
The table below presents GSI’s leverage ratio requirement and leverage ratio.

	As of
	March	December
	2025	2024
Leverage ratio requirement	3.6%	3.5%
Leverage ratio	4.6%	5.3%
In the table above, the leverage ratio as of March 2025 excluded GSI's profits for the first quarter of 2025, which may be distributed as dividends in the future, subject to approval by GSI’s Board of Directors after such profits are verified by GSI's external auditors.
GSI is a registered swap dealer with the CFTC and a registered security-based swap dealer with the SEC. As of both March 2025 and December 2024, GSI was subject to and in compliance with applicable capital requirements for swap dealers and security-based swap dealers.
GSJCL, our Japanese broker-dealer, is regulated by Japan’s Financial Services Agency. GSJCL and certain other non-U.S. subsidiaries are also subject to capital requirements promulgated by authorities of the countries in which they operate. As of both March 2025 and December 2024, these subsidiaries were in compliance with their local capital requirements.

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
See “Business — Regulation” in Part I, Item 1 of the 2024 Form 10-K for further information about the laws, rules and regulations and proposed laws, rules and regulations that apply to us and our operations.
Other Matters
Narrowing our Focus on Consumer-Related Activities. Since 2023, we have narrowed our focus with respect to consumer-related activities by taking the following actions:
•We completed the sale of substantially all of the Marcus loan portfolio in 2023 (included within Asset & Wealth Management).
•We sold our Personal Financial Management business in 2023 (included within Asset & Wealth Management).
•We sold the majority of the GreenSky loan portfolio in 2023 and, during 2024, completed the sale of GreenSky (included within Platform Solutions).
•During 2024, we entered into an agreement to transition the General Motors (GM) credit card program (included within Platform Solutions) to another issuer. The transition is expected to be completed in the third quarter of 2025.
•During 2024, we sold our seller financing loan portfolio (included within Platform Solutions). This portfolio consisted of loans that were extended to small- and medium-sized retailers.
We remain committed to supporting the products and servicing customers through the various transition arrangements for our consumer-related activities.

Goldman Sachs March 2025 Form 10-Q	132

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
The table below presents the impact to pre-tax earnings of the items that we sold or have announced the decision to sell (with respect to the narrowing of our focus on consumer-related activities).

	Three Months Ended March
$ in millions	2025	2024
GreenSky	$–	$(24)
GM credit card program	(33)	(60)
Seller financing loan portfolio	(1)	(17)
Total	$(34)	$(101)
In the table above, pre-tax earnings related to GreenSky, the GM credit card program and the seller financing loan portfolio were included within Platform Solutions.
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

Off-Balance Sheet Arrangement	Disclosure in Form 10-Q
Variable interests and other obligations, including contingent obligations, arising from variable interests in nonconsolidated variable interest entities	See Note 17 to the consolidated financial statements.
Guarantees, and lending and other commitments	See Note 18 to the consolidated financial statements.
Derivatives	See “Risk Management — Credit Risk Management — Credit Exposures — OTC Derivatives” and Notes 4, 5, 7 and 18 to the consolidated financial statements.

133	Goldman Sachs March 2025 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
Risk Management
Risks are inherent in our businesses and include liquidity, market, credit, operational, cybersecurity, model, legal, compliance, conduct, regulatory and reputational risks. For further information about our risk management processes, see “Overview and Structure of Risk Management,” and for information about our areas of risk, see “Liquidity Risk Management,” “Market Risk Management,” “Credit Risk Management,” “Operational Risk Management,” “Cybersecurity Risk Management,” “Model Risk Management” and “Other Risk Management,” as well as “Risk Factors” in Part I, Item 1A of the 2024 Form 10-K.
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

Goldman Sachs March 2025 Form 10-Q	134

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

135	Goldman Sachs March 2025 Form 10-Q

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

Goldman Sachs March 2025 Form 10-Q	136

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

Firmwide Enterprise Risk Committee. The Firmwide Enterprise Risk Committee is responsible for overseeing all of our financial and nonfinancial risks. As part of such oversight, the committee is responsible for the ongoing review, approval and monitoring of our enterprise risk management framework, as well as our risk limits, and thresholds and alerts policy, through delegated authority to the Firmwide Risk Appetite Committee. The Firmwide Enterprise Risk Committee also reviews new significant strategic business initiatives to determine whether they are consistent with our risk appetite and risk management capabilities. Additionally, the Firmwide Enterprise Risk Committee performs enhanced reviews of significant risk events, the top residual and emerging risks, and the overall risk and control environment in each of our business units in order to propose uplifts, identify elements that are common to all business units and analyze the consolidated residual risks that we face. This committee, which reports to the Management Committee, is co-chaired by our president and chief operating officer and our chief risk officer, who are appointed as chairs by our chief executive officer, and the vice-chair is our chief financial officer, who is appointed as vice-chair by the chairs of the Firmwide Enterprise Risk Committee. The Firmwide Enterprise Risk Committee also periodically provides updates to, and receives guidance from, the Risk Committee of the Board. The following are the primary committees that report to the Firmwide Enterprise Risk Committee:
•Firmwide New Activity Committee. The Firmwide New Activity Committee is responsible for reviewing new activities and, upon referral by the Firmwide Enterprise Risk Committee, significant strategic business initiatives. Additionally, the Firmwide New Activity Committee may review previously approved activities that are significant and/or that have changed in complexity and/or structure or present different reputational and suitability concerns over time to consider whether these activities remain appropriate. This committee is co-chaired by the head of Finance Risk and a managing director within Controllers, who are appointed as chairs by the chairs of the Firmwide Enterprise Risk Committee.
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

137	Goldman Sachs March 2025 Form 10-Q

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

•Firmwide Data Governance Committee. The Firmwide Data Governance Committee is responsible for overseeing the firmwide data governance framework, and its implementation, to help ensure that data governance and data quality are appropriate. This committee is co-chaired by our chief information officer and the chairman of our Risk Division, who are appointed as chairs by the chairs of the Firmwide Enterprise Risk Committee.
Firmwide Asset Liability Committee. The Firmwide Asset Liability Committee is responsible for the strategic direction of our financial resources, including capital, liquidity, funding and balance sheet. This committee has oversight responsibility for asset liability management, including interest rate and currency risk, funds transfer pricing, capital allocation and incentives, and credit ratings. This committee is co-chaired by our chief financial officer and our global treasurer, who are appointed as chairs by our chief executive officer, and reports to the Management Committee.
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

Goldman Sachs March 2025 Form 10-Q	138

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

139	Goldman Sachs March 2025 Form 10-Q

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
Group Inc. has provided substantial amounts of equity and subordinated indebtedness, directly or indirectly, to its regulated subsidiaries. For example, as of March 2025, Group Inc. had $38.90 billion of equity and subordinated indebtedness invested in GS&Co., its principal U.S. registered broker-dealer; $48.44 billion invested in GSI, a regulated U.K. broker-dealer; $2.27 billion invested in GSJCL, a regulated Japanese broker-dealer; $65.60 billion invested in GS Bank USA, a regulated New York State-chartered bank; and $5.45 billion invested in GSIB, a regulated U.K. bank. Group Inc. also provides financing, directly or indirectly, in the form of: $149.40 billion of unsubordinated loans (including secured loans of $52.75 billion) and $30.64 billion of collateral and cash deposits to these entities as of March 2025. In addition, as of March 2025, Group Inc. had significant amounts of capital invested in and loans to its other regulated subsidiaries.

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

Goldman Sachs March 2025 Form 10-Q	140

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
GCLA and Unencumbered Metrics
GCLA. Based on the results of our internal liquidity risk models, described above, as well as our consideration of other factors, including, but not limited to, a qualitative assessment of our condition, as well as the financial markets, we believe our liquidity position as of both March 2025 and December 2024 was appropriate. We strictly limit our GCLA to a narrowly defined list of securities and cash because they are highly liquid, even in a difficult funding environment. We do not include other potential sources of excess liquidity in our GCLA, such as less liquid unencumbered securities or committed credit facilities.

141	Goldman Sachs March 2025 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
The table below presents information about our GCLA.

	Average for the Three Months Ended
	March	December
$ in millions	2025	2024
Denomination
U.S. dollar	$346,708	$311,839
Non-U.S. dollar	94,386	110,252
Total	$441,094	$422,091

Asset Class
Overnight cash deposits	$137,938	$143,563
U.S. government obligations	219,024	177,721
U.S. agency obligations	42,207	46,979
Non-U.S. government obligations	41,925	53,828
Total	$441,094	$422,091

Entity Type
Group Inc. and Funding IHC	$77,929	$60,609
Major broker-dealer subsidiaries	114,283	113,996
Major bank subsidiaries	248,882	247,486
Total	$441,094	$422,091
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

Other Unencumbered Assets. In addition to our GCLA, we have a significant amount of other unencumbered cash and financial instruments, including other government obligations, high-grade money market securities, corporate obligations, marginable equities, loans and cash deposits not included in our GCLA. The fair value of our unencumbered assets averaged $309.70 billion for the three months ended March 2025 and $295.49 billion for the three months ended December 2024. We do not consider these assets liquid enough to be eligible for our GCLA.
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
The table below presents information about our average daily LCR.

	Average for the Three Months Ended
	March	December
$ in millions	2025	2024
Total HQLA	$426,401	$407,348
Eligible HQLA	$370,801	$352,494
Net cash outflows	$284,712	$279,368
LCR	130%	126%
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
The table below presents information about our average daily NSFR.

	Average for the Three Months Ended
	March	December
$ in millions	2025	2024
Total ASF	$713,810	$692,474
Total RSF	$611,328	$595,352
NSFR	117%	116%
In the table above, our average quarterly NSFR represents the average of our daily NSFRs during the quarter.

Goldman Sachs March 2025 Form 10-Q	142

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
The following provides information about our subsidiary liquidity regulatory requirements:
•GS Bank USA. GS Bank USA is subject to a minimum LCR of 100% under the LCR rule approved by the U.S. federal bank regulatory agencies. As of March 2025, GS Bank USA’s LCR exceeded the minimum requirement. The NSFR requirement described above also applies to GS Bank USA. As of March 2025, GS Bank USA’s NSFR exceeded the minimum requirement.
•GSI and GSIB. GSI and GSIB are subject to a minimum LCR of 100% under the LCR rule approved by the U.K. regulatory authorities. GSI’s and GSIB’s average monthly LCR for the trailing twelve-month period ended March 2025 exceeded the minimum requirement. GSI and GSIB are subject to the applicable NSFR requirement in the U.K. As of March 2025, both GSI’s and GSIB’s NSFR exceeded the minimum requirement.
•GSBE. GSBE is subject to a minimum LCR of 100% under the LCR rule approved by the European Parliament and Council. GSBE’s average monthly LCR for the trailing twelve-month period ended March 2025 exceeded the minimum requirement. GSBE is subject to the applicable NSFR requirement in the E.U. As of March 2025, GSBE’s NSFR exceeded the minimum requirement.
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
Credit Ratings
We rely on the short- and long-term debt capital markets to fund a significant portion of our day-to-day operations, and the cost and availability of debt financing is influenced by our credit ratings. Credit ratings are also important when we are competing in certain markets, such as OTC derivatives, and when we seek to engage in longer-term transactions. See “Risk Factors” in Part I, Item 1A of the 2024 Form 10-K for information about the risks associated with a reduction in our credit ratings.

The table below presents the unsecured credit ratings and outlook of Group Inc.

As of March 2025
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
•The DBRS, Fitch, Moody’s and S&P ratings for preferred stock include the APEX issued by Goldman Sachs Capital II and Goldman Sachs Capital III.
The table below presents the unsecured credit ratings and outlook of GS Bank USA, GSIB, GSBE, GS&Co. and GSI.

As of March 2025
	Fitch	Moody’s	S&P
GS Bank USA
Short-term debt	F1	P-1	A-1
Long-term debt	A+	A1	A+
Short-term bank deposits	F1+	P-1	N/A
Long-term bank deposits	AA-	A1	N/A
Ratings outlook	Stable	Stable	Stable
GSIB
Short-term debt	F1	P-1	A-1
Long-term debt	A+	A1	A+
Short-term bank deposits	F1	P-1	N/A
Long-term bank deposits	A+	A1	N/A
Ratings outlook	Stable	Stable	Stable
GSBE
Short-term debt	F1	P-1	A-1
Long-term debt	A+	A1	A+
Short-term bank deposits	N/A	P-1	N/A
Long-term bank deposits	N/A	A1	N/A
Ratings outlook	Stable	Stable	Stable
GS&Co.
Short-term debt	F1	N/A	A-1
Long-term debt	A+	N/A	A+
Ratings outlook	Stable	N/A	Stable
GSI
Short-term debt	F1	P-1	A-1
Long-term debt	A+	A1	A+
Ratings outlook	Stable	Stable	Stable

143	Goldman Sachs March 2025 Form 10-Q

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

Three Months Ended March 2025. Our cash and cash equivalents decreased by $14.68 billion to $167.41 billion at the end of the first quarter of 2025, due to net cash used for operating activities and investing activities, partially offset by net cash provided by financing activities and the effect of exchange rate changes on cash and cash equivalents. The net cash used for operating activities primarily reflected cash outflows from collateralized transactions (reflecting both a decrease in collateralized financings and an increase in collateralized agreements) and trading assets, partially offset by cash inflows from trading liabilities. The net cash used for investing activities primarily reflected an increase in net lending activities (reflecting increases in other collateralized loans) and net purchases of U.S. government obligations accounted for as available-for-sale securities. The net cash provided by financing activities primarily reflected cash inflows from deposits (reflecting increases in other deposits, consumer deposits and brokered certificates of deposit) and net issuances of unsecured long-term borrowings, partially offset by common stock repurchases. The increase in cash and cash equivalents as a result of changes in foreign exchange rates was due to the U.S. dollar weakening during the quarter.
Three Months Ended March 2024. Our cash and cash equivalents decreased by $32.19 billion to $209.39 billion at the end of the first quarter of 2024, due to net cash used for operating and investing activities and the effect of exchange rate changes on cash and cash equivalents, partially offset by net cash provided by financing activities. The net cash used for operating activities primarily reflected cash outflows from trading assets. The net cash used for investing activities primarily reflected net purchases of U.S. government and agency obligations accounted for as available-for-sale and held-to-maturity securities. The net cash provided by financing activities primarily reflected cash inflows from deposits (reflecting increases in consumer deposits and private bank deposits, partially offset by decreases in transaction banking deposits and brokered certificates of deposit) and cash inflows from unsecured short-term borrowings, net, partially offset by net repayments of unsecured long-term borrowings. The decrease in cash and cash equivalents as a result of changes in foreign exchange rates was due to the U.S. dollar strengthening during the quarter.

Goldman Sachs March 2025 Form 10-Q	144

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

145	Goldman Sachs March 2025 Form 10-Q

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
•Certain interest rate sensitive fees.
Corporate Treasury manages the aggregated interest rate risk from all businesses using both cash and derivatives instruments, including available-for-sale and held-to-maturity securities and interest rate derivatives. We measure EaR over a one-year time horizon, including a 100- and 200-basis point instantaneous parallel shock in both short- and long-term interest rates. This sensitivity is calculated relative to a baseline market scenario, which takes into consideration, among other things, the market’s expectation of forward rates, as well as our expectation of future business activity. These scenarios include contractual elements of assets, liabilities, preferred stock, and certain off-balance sheet instruments, such as rates of interest, principal repayment schedules, maturity and reset dates, and any interest rate ceilings or floors, as well as assumptions with respect to our balance sheet size and composition, prepayment behavior and deposit repricing. Deposit repricing is captured by evaluating the change in deposit rate paid relative to the change in market rates (deposit beta) and we calibrate the deposit betas used in our models by using a number of factors, including observed historical behavior, future expectations, funding needs and the competitive landscape. We continuously monitor the performance of our key assumptions against observed behavior and regularly review their sensitivity on our risk metrics.
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

Goldman Sachs March 2025 Form 10-Q	146

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
The table below presents our average daily VaR.

	Three Months Ended
	March	December	March
$ in millions	2025	2024	2024
Categories
Interest rates	$70	$83	$86
Equity prices	42	49	29
Currency rates	36	31	18
Commodity prices	15	19	17
Diversification effect	(72)	(86)	(63)
Total	$91	$96	$87
Our average daily VaR decreased to $91 million for the three months ended March 2025 from $96 million for the three months ended December 2024, due to reduced exposures, partially offset by higher levels of volatility. The total decrease was driven by decreases in the interest rates, equity prices and commodity prices categories, partially offset by a decrease in the diversification effect and an increase in the currency rates category.
Our average daily VaR increased to $91 million for the three months ended March 2025 from $87 million for the three months ended March 2024, due to increased exposures, partially offset by lower levels of volatility. The total increase was primarily driven by increases in the currency rates and equity prices categories, partially offset by a decrease in the interest rates category and an increase in the diversification effect.

147	Goldman Sachs March 2025 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
The table below presents our period-end VaR.

	As of
	March	December	March
$ in millions	2025	2024	2024
Categories
Interest rates	$65	$84	$90
Equity prices	40	41	32
Currency rates	21	38	25
Commodity prices	17	14	18
Diversification effect	(59)	(86)	(72)
Total	$84	$91	$93
Our period-end VaR decreased to $84 million as of March 2025 from $91 million as of December 2024, due to reduced exposures, partially offset by higher levels of volatility. The total decrease was primarily driven by decreases in the interest rates and currency rates categories, partially offset by a decrease in the diversification effect and an increase in the commodity prices category.
Our period-end VaR decreased to $84 million as of March 2025 from $93 million as of March 2024, due to reduced exposures, partially offset by higher levels of volatility. The total decrease was primarily driven by decreases in the interest rates and currency rates categories, partially offset by a decrease in the diversification effect and an increase in the equity prices category.
During the three months ended March 2025, the firmwide VaR risk limit was not exceeded, raised or reduced, and there were no permanent or temporary changes to the firmwide VaR risk limit. During 2024, there was a permanent increase to the firmwide VaR risk limit due to higher levels of volatility and increased exposures. The firmwide VaR risk limit was not exceeded during this period.
The table below presents our high and low VaR.

	Three Months Ended
	March 2025		December 2024		March 2024
$ in millions	High	Low	High	Low	High	Low
Categories
Interest rates	$92	$61	$106	$70	$121	$70
Equity prices	$58	$36	$65	$37	$39	$25
Currency rates	$55	$20	$47	$22	$30	$10
Commodity prices	$20	$11	$31	$12	$22	$14
Firmwide
VaR	$108	$81	$113	$84	$116	$75
The chart below presents our daily VaR for the three months ended March 2025.

150
120
90
60
30
0
Daily VaR
(in millions)
First Quarter
2025

The table below presents, by number of business days, the frequency distribution of our daily net revenues for positions included in VaR.

	Three Months Ended March
$ in millions	2025	2024
>$100	31	23
$75 – $100	8	7
$50 – $75	7	17
$25 – $50	7	9
$0 – $25	4	3
$(25) – $0	3	1
$(50) – $(25)	1	1
$(75) – $(50)	–	–
$(100) – $(75)	–	–
<$(100)	–	–
Total	61	61
Daily net revenues for positions included in VaR are compared with VaR calculated as of the end of the prior business day. Net losses incurred on a single day for such positions did not exceed our 95% one-day VaR (i.e., a VaR exception) during either the three months ended March 2025 or March 2024.
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

Goldman Sachs March 2025 Form 10-Q	148

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

	As of
	March	December	March
$ in millions	2025	2024	2024
Equity	$1,572	$1,567	$1,528
Debt	1,802	1,904	2,120
Total	$3,374	$3,471	$3,648
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
•Debt positions include mezzanine and senior debt, and corporate and real estate loans, substantially all of which are included within Asset & Wealth Management. Debt positions also included approximately $1.7 billion as of March 2025, $1.8 billion as of December 2024 and $1.9 billion as of March 2024 of GM co-branded credit card loans within Platform Solutions that were classified as held for sale.
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

Credit and Funding Spread Sensitivity on Derivatives and Financial Liabilities. VaR excludes the impact of changes in counterparty credit spreads, our own credit spreads and unsecured funding spreads on derivatives, as well as changes in our own credit spreads (debt valuation adjustment) on financial liabilities for which the fair value option was elected. The estimated sensitivity to a one basis point increase in credit spreads (counterparty and our own) and unsecured funding spreads on derivatives (including hedges) was a loss of $1 million as of March 2025 and $2 million as of December 2024. In addition, the estimated sensitivity to a one basis point increase in our own credit spreads on financial liabilities for which the fair value option was elected was a gain of $49 million as of March 2025 and $43 million as of December 2024. However, the actual net impact of a change in our own credit spreads is also affected by the liquidity, duration and convexity (as the sensitivity is not linear to changes in yields) of those financial liabilities for which the fair value option was elected, as well as the relative performance of any hedges undertaken.
Earnings-at-Risk. The table below presents the impact of a parallel shift in rates on our net revenues and preferred stock dividends over the next 12 months relative to the baseline scenario.

	As of
	March	December	March
$ in millions	2025	2024	2024
+100 basis points parallel shift in rates	$94	$140	$151
-100 basis points parallel shift in rates	$(232)	$(270)	$(162)
+200 basis points parallel shift in rates	$122	$196	$295
-200 basis points parallel shift in rates	$(437)	$(525)	$(325)
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

149	Goldman Sachs March 2025 Form 10-Q

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

Goldman Sachs March 2025 Form 10-Q	150

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

151	Goldman Sachs March 2025 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
Credit Exposures
As of March 2025, our aggregate credit exposure increased slightly compared with December 2024, primarily reflecting increases in loans and lending commitments, partially offset by a decrease in cash deposits with central banks. The percentage of our credit exposures arising from non-investment-grade counterparties (based on our internally determined public rating agency equivalents) increased slightly compared with December 2024, primarily reflecting decreases in investment-grade credit exposure related to cash deposits with central banks and OTC derivatives. Our credit exposures are described further below.
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

	As of
	March	December
$ in millions	2025	2024
Cash and Cash Equivalents	$154,548	$167,253

Industry
Financial Institutions	13%	10%
Sovereign	87%	90%
Total	100%	100%

Region
Americas	58%	67%
EMEA	26%	24%
Asia	16%	9%
Total	100%	100%

Credit Quality (Credit Rating Equivalent)
AAA	71%	79%
AA	6%	6%
A	22%	14%
BBB	1%	1%
Total	100%	100%
The table above excludes cash segregated for regulatory and other purposes of $12.86 billion as of March 2025 and $14.84 billion as of December 2024.
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
The table below presents our net credit exposure from OTC derivatives and the concentration by industry and region.

	As of
	March	December
$ in millions	2025	2024
OTC derivative assets	$41,061	$41,655
Collateral (not netted under U.S. GAAP)	(17,235)	(15,821)
Net credit exposure	$23,826	$25,834
Industry
Consumer & Retail	3%	3%
Diversified Industrials	9%	10%
Financial Institutions	15%	19%
Funds	29%	28%
Healthcare	2%	1%
Municipalities & Nonprofit	2%	2%
Natural Resources & Utilities	18%	16%
Sovereign	11%	11%
Technology, Media & Telecommunications	9%	8%
Other (including Special Purpose Vehicles)	2%	2%
Total	100%	100%
Region
Americas	46%	43%
EMEA	47%	49%
Asia	7%	8%
Total	100%	100%
Our credit exposure (before any potential recoveries) to OTC derivative counterparties that defaulted during the three months ended March 2025 remained low, representing less than 2% of our total credit exposure from OTC derivatives.
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

Goldman Sachs March 2025 Form 10-Q	152

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
The table below presents the distribution of our net credit exposure from OTC derivatives by tenor.

$ in millions	Investment- Grade	Non-Investment- Grade / Unrated	Total
As of March 2025
Less than 1 year	$15,439	$5,723	$21,162
1 – 5 years	15,820	5,678	21,498
Greater than 5 years	50,835	3,122	53,957
Total	82,094	14,523	96,617
Netting	(66,994)	(5,797)	(72,791)
Net credit exposure	$15,100	$8,726	$23,826
As of December 2024
Less than 1 year	$24,256	$5,247	$29,503
1 – 5 years	16,762	5,240	22,002
Greater than 5 years	49,709	2,622	52,331
Total	90,727	13,109	103,836
Netting	(72,077)	(5,925)	(78,002)
Net credit exposure	$18,650	$7,184	$25,834
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

	Investment-Grade
$ in millions	AAA	AA	A	BBB	Total
As of March 2025
Less than 1 year	$669	$2,489	$6,368	$5,913	$15,439
1 – 5 years	817	3,731	6,560	4,712	15,820
Greater than 5 years	2,765	16,734	16,525	14,811	50,835
Total	4,251	22,954	29,453	25,436	82,094
Netting	(1,754)	(20,792)	(25,482)	(18,966)	(66,994)
Net credit exposure	$2,497	$2,162	$3,971	$6,470	$15,100
As of December 2024
Less than 1 year	$781	$5,243	$11,397	$6,835	$24,256
1 – 5 years	855	4,301	6,689	4,917	16,762
Greater than 5 years	2,431	13,970	17,824	15,484	49,709
Total	4,067	23,514	35,910	27,236	90,727
Netting	(1,753)	(20,812)	(30,083)	(19,429)	(72,077)
Net credit exposure	$2,314	$2,702	$5,827	$7,807	$18,650
			Non-Investment-Grade / Unrated
$ in millions			≤ BB	Unrated	Total
As of March 2025
Less than 1 year			$5,350	$373	$5,723
1 – 5 years			5,621	57	5,678
Greater than 5 years			3,089	33	3,122
Total			14,060	463	14,523
Netting			(5,783)	(14)	(5,797)
Net credit exposure			$8,277	$449	$8,726
As of December 2024
Less than 1 year			$5,020	$227	$5,247
1 – 5 years			5,201	39	5,240
Greater than 5 years			2,578	44	2,622
Total			12,799	310	13,109
Netting			(5,888)	(37)	(5,925)
Net credit exposure			$6,911	$273	$7,184
Lending Activities. We manage our lending activities using the credit risk process, measures, limits and risk mitigants described above. Other lending positions, including secondary trading positions, are risk-managed as a component of market risk. Beginning in the first quarter of 2025, as a result of a decrease in the balance of installment loans (due to the sales of GreenSky and the seller financing loan portfolio in 2024), the remaining installment loans originated by us are included in other loans. Previously, such loans were disclosed separately in the table below. The carrying value of installment loans was $50 million as of March 2025 and $70 million as of December 2024. Prior period amounts have been conformed to the current presentation.
The table below presents our loans and lending commitments.

$ in millions	Loans	Lending Commitments	Total
As of March 2025
Corporate	$32,386	$164,895	$197,281
Commercial real estate	31,943	5,408	37,351
Residential real estate	28,013	2,347	30,360
Securities-based	17,451	751	18,202
Other collateralized	82,237	38,198	120,435
Credit cards	20,500	81,311	101,811
Other	2,120	822	2,942
Total	$214,650	$293,732	$508,382
Allowance for loan losses	$(4,508)	$(707)	$(5,215)
As of December 2024
Corporate	$29,972	$162,529	$192,501
Commercial real estate	29,789	5,016	34,805
Residential real estate	25,969	1,848	27,817
Securities-based	16,477	1,542	18,019
Other collateralized	75,107	33,536	108,643
Credit cards	21,403	78,099	99,502
Other	2,149	872	3,021
Total	$200,866	$283,442	$484,308
Allowance for loan losses	$(4,666)	$(674)	$(5,340)
In the table above, lending commitments excluded $5.25 billion as of March 2025 and $5.69 billion as of December 2024 related to issued letters of credit which are classified as guarantees in our consolidated financial statements. See Note 18 to the consolidated financial statements for further information about guarantees.
See Note 9 to the consolidated financial statements for information about net charge-offs on wholesale and consumer loans, as well as past due and nonaccrual loans accounted for at amortized cost.

153	Goldman Sachs March 2025 Form 10-Q

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

$ in millions	Loans	Lending Commitments	Total
As of March 2025
Corporate	$32,386	$164,895	$197,281

Industry
Consumer & Retail	10%	13%	12%
Diversified Industrials	19%	20%	20%
Financial Institutions	9%	10%	10%
Funds	4%	3%	3%
Healthcare	9%	11%	11%
Natural Resources & Utilities	9%	16%	15%
Real Estate	14%	5%	6%
Technology, Media & Telecommunications	23%	21%	22%
Other (including Special Purpose Vehicles)	3%	1%	1%
Total	100%	100%	100%

Region
Americas	66%	76%	74%
EMEA	26%	22%	23%
Asia	8%	2%	3%
Total	100%	100%	100%

Credit Quality (Credit Rating Equivalent)
AAA	–	1%	1%
AA	1%	5%	4%
A	8%	17%	16%
BBB	21%	40%	37%
BB or lower	70%	37%	42%
Total	100%	100%	100%

As of December 2024
Corporate	$29,972	$162,529	$192,501

Industry
Consumer & Retail	9%	13%	12%
Diversified Industrials	16%	20%	20%
Financial Institutions	9%	9%	9%
Funds	5%	3%	3%
Healthcare	9%	11%	11%
Natural Resources & Utilities	9%	16%	15%
Real Estate	14%	5%	6%
Technology, Media & Telecommunications	24%	22%	22%
Other (including Special Purpose Vehicles)	5%	1%	2%
Total	100%	100%	100%

Region
Americas	66%	76%	75%
EMEA	26%	22%	22%
Asia	8%	2%	3%
Total	100%	100%	100%

Credit Quality (Credit Rating Equivalent)
AAA	–	1%	1%
AA	1%	4%	4%
A	6%	17%	16%
BBB	22%	41%	37%
BB or lower	71%	37%	42%
Total	100%	100%	100%
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

$ in millions	Loans	Lending Commitments	Total
As of March 2025
Commercial Real Estate	$31,943	$5,408	$37,351

Region
Americas	77%	74%	76%
EMEA	19%	23%	20%
Asia	4%	3%	4%
Total	100%	100%	100%

Credit Quality (Credit Rating Equivalent)
Investment-grade	62%	60%	62%
Non-investment-grade	37%	40%	37%
Unrated	1%	–	1%
Total	100%	100%	100%

As of December 2024
Commercial Real Estate	$29,789	$5,016	$34,805

Region
Americas	78%	83%	78%
EMEA	18%	16%	18%
Asia	4%	1%	4%
Total	100%	100%	100%

Credit Quality (Credit Rating Equivalent)
Investment-grade	61%	61%	61%
Non-investment-grade	39%	38%	39%
Unrated	–	1%	–
Total	100%	100%	100%
In the table above, the concentration of loans and lending commitments by asset class as of March 2025 was 53% for warehouse and other indirect, 10% for multifamily, 6% for industrials, 5% for hospitality, 5% for office, 3% for mixed use and 18% for other asset classes. The concentration of loans and lending commitments by asset class as of December 2024 was 50% for warehouse and other indirect, 11% for multifamily, 7% for industrials, 5% for hospitality, 4% for office, 3% for mixed use and 20% for other asset classes.
In addition, we also have credit exposure to commercial real estate loans held for securitization of $441 million as of March 2025 and $568 million as of December 2024. Such loans are included in trading assets in our consolidated balance sheets.

Goldman Sachs March 2025 Form 10-Q	154

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

$ in millions	Loans	Lending Commitments	Total
As of March 2025
Residential Real Estate	$28,013	$2,347	$30,360

Region
Americas	93%	83%	92%
EMEA	6%	17%	7%
Asia	1%	–	1%
Total	100%	100%	100%

Credit Quality (Credit Rating Equivalent)
Investment-grade	43%	38%	43%
Non-investment-grade	12%	32%	14%
Other metrics	45%	29%	43%
Unrated	–	1%	–
Total	100%	100%	100%

As of December 2024
Residential Real Estate	$25,969	$1,848	$27,817

Region
Americas	94%	99%	94%
EMEA	5%	–	5%
Asia	1%	1%	1%
Total	100%	100%	100%

Credit Quality (Credit Rating Equivalent)
Investment-grade	39%	38%	39%
Non-investment-grade	13%	36%	15%
Other metrics	48%	24%	46%
Unrated	–	2%	–
Total	100%	100%	100%

In the table above:
•Credit exposure included loans and lending commitments of $16.35 billion as of March 2025 and $14.35 billion as of December 2024 which are extended to clients who warehouse assets that are directly or indirectly secured by residential real estate.
•Substantially all residential real estate loans included in the other metrics category consists of loans extended to wealth management clients. As of both March 2025 and December 2024, substantially all of such loans had a loan-to-value ratio of less than 80% and were performing in accordance with the contractual terms. Additionally, as of both March 2025 and December 2024, the vast majority of such loans had a FICO credit score of greater than 740.
In addition, we also have credit exposure to residential real estate loans held for securitization of $9.07 billion as of March 2025 and $10.18 billion as of December 2024. Such loans are included in trading assets in our consolidated balance sheets.

155	Goldman Sachs March 2025 Form 10-Q

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

$ in millions	Loans	Lending Commitments	Total
As of March 2025
Securities-based	$17,451	$751	$18,202

Region
Americas	72%	100%	74%
EMEA	27%	–	26%
Asia	1%	–	–
Total	100%	100%	100%

Credit Quality (Credit Rating Equivalent)
Investment-grade	78%	21%	75%
Non-investment-grade	2%	–	2%
Other metrics	20%	79%	23%
Total	100%	100%	100%

As of December 2024
Securities-based	$16,477	$1,542	$18,019

Region
Americas	76%	50%	73%
EMEA	24%	50%	27%
Total	100%	100%	100%

Credit Quality (Credit Rating Equivalent)
Investment-grade	77%	63%	76%
Non-investment-grade	2%	–	2%
Other metrics	21%	37%	22%
Total	100%	100%	100%
In the table above, the vast majority of securities-based loans included in the other metrics category had a loan-to-value ratio of less than 80% and were performing in accordance with the contractual terms as of both March 2025 and December 2024.

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

$ in millions	Loans	Lending Commitments	Total
As of March 2025
Other Collateralized	$82,237	$38,198	$120,435

Region
Americas	83%	89%	85%
EMEA	15%	10%	13%
Asia	2%	1%	2%
Total	100%	100%	100%

Credit Quality (Credit Rating Equivalent)
Investment-grade	84%	88%	86%
Non-investment-grade	15%	11%	14%
Other metrics	1%	–	–
Unrated	–	1%	–
Total	100%	100%	100%

As of December 2024
Other Collateralized	$75,107	$33,536	$108,643

Region
Americas	86%	89%	87%
EMEA	12%	10%	12%
Asia	2%	1%	1%
Total	100%	100%	100%

Credit Quality (Credit Rating Equivalent)
Investment-grade	85%	83%	84%
Non-investment-grade	14%	16%	15%
Other metrics	1%	–	–
Unrated	–	1%	1%
Total	100%	100%	100%
In the table above, credit exposure included loans and lending commitments extended to clients who warehouse assets of $33.20 billion as of March 2025 and $31.67 billion as of December 2024.

Goldman Sachs March 2025 Form 10-Q	156

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
Credit Card Loans. We provide credit card loans (pursuant to revolving lines of credit) to consumers in the Americas. The credit card lines are cancellable by us and therefore do not result in credit exposure.
The table below presents our credit exposure from credit card funded loans and the concentration by the five most concentrated U.S. states.

$ in millions	Credit Cards
As of March 2025
Loans, gross	$20,500

California	17%
Texas	9%
Florida	8%
New York	8%
Illinois	4%
Other	54%
Total	100%

As of December 2024
Loans, gross	$21,403

California	17%
Texas	9%
Florida	9%
New York	8%
Illinois	4%
Other	53%
Total	100%
See Note 9 to the consolidated financial statements for further information about the credit quality indicators of credit card loans.

Other. Other primarily includes unsecured loans and lending commitments extended to wealth management clients and unsecured consumer loans purchased by us.
The table below presents our credit exposure from other loans and lending commitments, and the concentration by region, internally determined public rating agency equivalents and other credit metrics.

$ in millions	Loans	Lending Commitments	Total
As of March 2025
Other	$2,120	$822	$2,942
Region
Americas	98%	99%	98%
EMEA	2%	1%	2%
Total	100%	100%	100%
Credit Quality (Credit Rating Equivalent)
Investment-grade	85%	90%	87%
Non-investment-grade	8%	10%	8%
Other metrics	7%	–	5%
Total	100%	100%	100%
As of December 2024
Other	$2,149	$872	$3,021
Region
Americas	96%	99%	97%
EMEA	4%	1%	3%
Total	100%	100%	100%
Credit Quality (Credit Rating Equivalent)
Investment-grade	87%	90%	87%
Non-investment-grade	8%	10%	9%
Other metrics	5%	–	4%
Total	100%	100%	100%
In the table above, other metrics primarily includes consumer and credit card loans purchased by us. Our risk assessment process for such loans includes reviewing certain key metrics, such as expected cash flows, delinquency status and other risk factors.
In addition, we also have credit exposure to other loans held for securitization of $1.35 billion as of March 2025 and $1.22 billion as of December 2024. Such loans are included in trading assets in our consolidated balance sheets.
Credit Hedges. We seek to mitigate the credit risk associated with our lending activities by obtaining credit protection on certain loans and lending commitments through credit default swaps, both single-name and index-based contracts.

157	Goldman Sachs March 2025 Form 10-Q

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

	As of
	March	December
$ in millions	2025	2024
Securities Financing Transactions	$44,677	$39,299

Industry
Financial Institutions	34%	39%
Funds	30%	27%
Municipalities & Nonprofit	14%	10%
Sovereign	22%	24%
Total	100%	100%

Region
Americas	56%	55%
EMEA	30%	31%
Asia	14%	14%
Total	100%	100%

Credit Quality (Credit Rating Equivalent)
AAA	15%	18%
AA	32%	22%
A	35%	42%
BBB	9%	9%
BB or lower	9%	9%
Total	100%	100%
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

	As of
	March	December
$ in millions	2025	2024
Other Credit Exposures	$53,761	$48,013

Industry
Financial Institutions	72%	77%
Funds	19%	13%
Other (including Special Purpose Vehicles)	9%	10%
Total	100%	100%

Region
Americas	42%	44%
EMEA	46%	41%
Asia	12%	15%
Total	100%	100%

Credit Quality (Credit Rating Equivalent)
AAA	3%	4%
AA	52%	49%
A	20%	24%
BBB	9%	8%
BB or lower	15%	14%
Unrated	1%	1%
Total	100%	100%
The table above reflects collateral that we consider when determining credit risk.

Goldman Sachs March 2025 Form 10-Q	158

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
Country Exposures. The Russian invasion of Ukraine has negatively affected the global economy and increased macroeconomic uncertainty. Our total credit exposure to Ukrainian counterparties or borrowers was not material as of March 2025. Our total market exposure to Ukrainian issuers as of March 2025 was $110 million, primarily to sovereign issuers. Such exposure consisted of $111 million related to debt and $(1) million related to credit derivatives. Our credit exposure to Russian counterparties or borrowers and our market exposure to Russian issuers were not material as of March 2025. See “Risk Factors” in Part I, Item 1A of the 2024 Form 10-K for further information about our risks related to Russia’s invasion of Ukraine.
In addition, economic and/or political uncertainties in Ethiopia, Lebanon and Venezuela have led to concerns about their financial stability. Our credit exposure to counterparties or borrowers and our market exposure to issuers relating to each of these countries was not material as of March 2025.
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

159	Goldman Sachs March 2025 Form 10-Q

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
Third-Party Risk. Third-party risk, including vendor risk, is the risk of an adverse impact due to reliance on third parties performing services or activities on our behalf. These risks may include legal, regulatory, information security, cybersecurity, reputational, operational or other risks inherent in engaging a third party. We identify, manage and report key third-party risks and conduct due diligence across multiple risk domains, including information security and cybersecurity, resilience and additional supply chain dependencies. We evaluate whether vendors design, implement, and maintain information security controls consistent with our security policies and standards. Vendors that access and process our information on their infrastructure external to our network are required to undergo an initial risk assessment, resulting in the assignment of a vendor inherent risk rating that is determined based on a number of factors, including the type of data stored and processed by a particular vendor. Subsequently, we conduct re-certifications at a depth and frequency that is commensurate with each vendor’s inherent risk rating as a component of our risk-based approach to vendor oversight. Vendors are required to agree to standard contractual provisions before receiving sensitive information from us. These provisions have specific information security control requirements, which apply to vendors that store, access, transmit or otherwise process sensitive information on our behalf. The Third-Party Risk Program monitors, reviews and reassesses third-party risks on an ongoing basis. See “Risk Factors” in Part I, Item 1A of the 2024 Form 10-K for further information about third-party risk.
Business Resilience Risk. Business resilience risk is the risk of disruption to our critical processes. We monitor threats and assess risks and seek to ensure our state of readiness in the event of a significant operational disruption to the normal operations of our critical functions or their dependencies, such as critical facilities, systems, third parties, data and/or personnel. Our resilience framework defines the fundamental principles for business continuity planning (BCP) and crisis management to ensure that critical functions can continue to operate in the event of a disruption. We seek to maintain a business continuity program that is comprehensive, consistent on a firmwide basis, and up-to-date, incorporating new information, including resilience capabilities. Our resilience assurance program encompasses testing of response and recovery strategies on a regular basis with the objective of minimizing and preventing significant operational disruptions. See “Business — Business Continuity and Information Security” in Part I, Item 1 of the 2024 Form 10-K for further information about business continuity.

Goldman Sachs March 2025 Form 10-Q	160

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
Cybersecurity Risk Management
Overview
Cybersecurity risk is the risk of compromising the confidentiality, integrity or availability of our data and systems, leading to an adverse impact to us, our reputation, our clients and/or the broader financial system. We seek to minimize the occurrence and impact of unauthorized access, disruption or use of information and/or information systems. We deploy and operate preventive and detective controls and processes to mitigate emerging and evolving information security and cybersecurity threats, including monitoring our network for known vulnerabilities and signs of unauthorized attempts to access our data and systems. There is increased information risk through diversification of our data across external service providers, including use of a variety of cloud-provided or -hosted services and applications. In addition, new AI technologies may increase the frequency and severity of cybersecurity attacks. See “Risk Factors” in Part I, Item 1A of the 2024 Form 10-K for further information about information and cybersecurity risk.
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

161	Goldman Sachs March 2025 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
During the three months ended March 2025, we did not identify any cybersecurity threats that have materially affected or are reasonably likely to materially affect our business strategy, results of operations or financial condition. Technology Risk monitors cybersecurity threats and risks from information security and cybersecurity matters on an ongoing basis, and allocates resources and directs operations in a manner designed to mitigate those risks. For example, in response to the proliferation of AI-enabled fraud and ransomware attacks that continue to be reported globally, we have emphasized phishing and cybersecurity training for our employees and allocated additional resources for business continuity. However, despite these efforts, we cannot eliminate all cybersecurity risks or provide assurances that we have not had occurrences of undetected cybersecurity incidents.
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
The Digital Risk Office Steering Group oversees Engineering risk decisions, monitors control performance and reviews approaches to comply with current and emerging regulation applicable to Engineering. This steering group is chaired by our chief digital risk officer and reports to the Firmwide Technology Risk Committee.
Our CISO, senior management within Technology Risk and Operational Risk, as well as management personnel overseeing the Cybersecurity Program, all have substantial relevant expertise in the areas of information security and cybersecurity risk management.

Goldman Sachs March 2025 Form 10-Q	162

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

163	Goldman Sachs March 2025 Form 10-Q

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

Goldman Sachs March 2025 Form 10-Q	164

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
See “Business — Sustainability” in Part I, Item 1 and “Risk Factors” in Part I, Item 1A of the 2024 Form 10-K for information about our sustainability initiatives, including in relation to climate transition.
Compliance Risk Management
Compliance risk is the risk of legal or regulatory sanctions, material financial loss or damage to our reputation arising from our failure to comply with the requirements of applicable laws, rules and regulations, and our internal policies and procedures. Compliance risk is inherent in all activities through which we conduct our businesses. Our Compliance Risk Management Program, administered by Compliance, assesses our compliance, regulatory and reputational risk; monitors for compliance with new or amended laws, rules and regulations; designs and implements controls, policies, procedures and training; conducts independent testing; investigates, surveils and monitors for compliance risks and breaches; and is a key participant in regulatory examinations, audits and inquiries. We monitor and review business practices to assess whether they meet or exceed minimum regulatory and legal standards in all markets and jurisdictions in which we conduct business.
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
For further information about our risk management processes, see “Overview and Structure of Risk Management” and “Risk Factors” in Part I, Item 1A of the 2024 Form 10-K.

165	Goldman Sachs March 2025 Form 10-Q

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
Our website also includes information about (i) purchases and sales of our equity securities by our executive officers and directors; (ii) disclosure relating to certain non-GAAP financial measures (as defined in the SEC’s Regulation G) that we may make public orally, telephonically, by webcast, by broadcast or by other means; (iii) our DFAST results; (iv) the public portion of our and GS Bank USA’s resolution plan submissions; (v) our Pillar 3 disclosure; (vi) our average daily LCR; (vii) our average daily NSFR; (viii) our People Strategy Report; (ix) our Sustainability Report; and (x) our Task Force on Climate-related Financial Disclosures Report.

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
By identifying these statements for you in this manner, we are alerting you to the possibility that our actual results, financial condition, liquidity and capital actions may differ, possibly materially, from the anticipated results, financial condition, liquidity and capital actions in these forward-looking statements. Important factors that could cause our results, financial condition, liquidity and capital actions to differ from those in these statements include, among others, those described below and in “Risk Factors” in Part I, Item 1A of the 2024 Form 10-K.

Goldman Sachs March 2025 Form 10-Q	166

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
These statements may relate to, among other things, (i) our future plans and results, including our target ROE, ROTE, efficiency ratio, CET1 capital ratio and firmwide total credit alternative assets, and how they can be achieved, (ii) trends in or growth opportunities for our businesses, including the timing, costs, profitability, benefits and other aspects of business and strategic initiatives and their impact on our efficiency ratio, as well as the opportunities and challenges presented by AI, (iii) our level of future compensation expense, (iv) our Investment banking fees backlog and future advisory and capital markets results, (v) our expected interest income and interest expense, (vi) our expense savings and strategic locations initiatives, (vii) expenses we may incur, including future litigation expense, (viii) the projected growth of our deposits and other funding, asset liability management and funding strategies and related interest expense savings, (ix) our business initiatives, (x) our planned 2025 benchmark debt issuances, (xi) our credit exposures, (xii) our expected provision for credit losses, (xiii) the adequacy of our allowance for credit losses, (xiv) the narrowing of our consumer business, (xv) the objectives and effectiveness of our BCP, information security program, risk management and liquidity policies, (xvi) our resolution plan and its implications for stakeholders, (xvii) the design and effectiveness of our resolution capital and liquidity models and triggers and alerts framework, (xviii) the results of stress tests, the effect of changes to regulations, and our future status, activities or reporting under banking and financial regulation, (xix) our expected tax rate, (xx) the future state of our liquidity and regulatory capital ratios, and our prospective capital distributions (including dividends and repurchases), (xxi) our expected SCB and G-SIB surcharge, (xxii) legal proceedings, governmental investigations or other contingencies, (xxiii) the asset recovery guarantee related to our 1Malaysia Development Berhad settlements, (xxiv) the effectiveness of our management of our human capital, (xxv) our sustainability and carbon neutrality targets and goals, (xxvi) future inflation, (xxvii) our ability to sell, and the terms of any proposed or pending sales of, Asset & Wealth Management historical principal investments and our ability to transition the GM credit card program to another issuer, (xxviii) our ability to manage our commercial real estate exposures, (xxix) the profitability of Platform Solutions and (xxx) the effectiveness of our cybersecurity risk management process.
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

167	Goldman Sachs March 2025 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
Statements about our Investment banking fees backlog and future advisory and capital market results are subject to the risk that advisory and capital market activity may not increase as we expect or that such transactions may be modified or may not be completed at all, and related net revenues may not be realized or may be materially less than expected. Important factors that could have such a result include, for underwriting transactions, a decline or weakness in general economic conditions, changes in international trade policies (including the potential for new or increased tariffs), an outbreak or worsening of hostilities, volatility in the securities markets or an adverse development with respect to the issuer of the securities and, for financial advisory transactions, a decline in the securities markets, an inability to obtain adequate financing, an adverse development with respect to a party to the transaction or a failure to obtain a required regulatory approval.
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
Statements about planned 2025 benchmark debt issuances are subject to the risk that actual issuances may differ, possibly materially, from that currently expected due to changes in market conditions, business opportunities or our funding and projected liquidity needs.
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

Statements about our future effective tax rate are subject to the risk that it may differ from the anticipated rate indicated in such statements, possibly materially, due to, among other things, changes in the tax rates applicable to us, changes in our earnings mix, our profitability and entities in which we generate profits, the assumptions we have made in forecasting our expected tax rate, the interpretation or application of existing tax statutes and regulations, as well as any corporate tax legislation that may be enacted or any guidance that may be issued by the U.S. Internal Revenue Service or in the other jurisdictions in which we operate (including Global Anti-Base Erosion (Pillar II) guidance).
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

Goldman Sachs March 2025 Form 10-Q	168

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

Statements about the proposed or pending sales of Asset & Wealth Management historical principal investments are subject to the risks that buyers may not bid on these assets or bid at levels, or with terms, that are unacceptable to us, and that the performance of these activities may deteriorate as a result of the proposed and pending sales, and statements about the process to transition the GM credit card program are subject to the risk that a transaction may not close on the anticipated timeline or at all.
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

169	Goldman Sachs March 2025 Form 10-Q

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Quantitative and qualitative disclosures about market risk are set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management” in Part I, Item 2 of this Form 10-Q.
Item 4. Controls and Procedures
As of the end of the period covered by this report, an evaluation was carried out by our management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of the end of the period covered by this report. In addition, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the quarter ended March 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The table below presents purchases made by or on behalf of Group Inc. or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our common stock during the three months ended March 2025.

	Total Shares Purchased	Average Price Paid Per Share	Total Shares Purchased as Part of a Publicly Announced Program	Dollar Value of Remaining Authorized Repurchases ($ in millions)
January	1,929,984	$634.82	1,928,987	$14,980
February	2,787,301	$640.51	2,787,301	$13,194
March	2,424,212	$556.84	2,424,212	$40,000
Total	7,141,497		7,140,500
In the table above, total shares purchased included 997 shares during January 2025 remitted to satisfy statutory withholding taxes related to share-based awards.
During the first quarter of 2025, our Board approved a share repurchase program authorizing repurchases of up to $40 billion of our common stock. This program replaced our previous share repurchase program and has no set expiration or termination date. The share repurchases are effected primarily through regular open-market purchases (which may include repurchase plans designed to comply with Rule 10b5-1 and accelerated share repurchases), the amounts and timing of which are determined primarily by our current and projected capital position, and capital deployment opportunities, but which may also be influenced by the evolution of current and future regulatory capital requirements, general market conditions and the prevailing price and trading volumes of our common stock.
Item 5. Other Information
Rule 10b5-1 Trading Plans
During the three months ended March 2025, no directors or executive officers entered into, modified or terminated, contracts, instructions or written plans for the sale or purchase of Group Inc.’s securities that were intended to satisfy the affirmative defense conditions of Rule 10b5-1 or that constituted non-Rule 10b5-1 trading arrangements (as defined in Item 408 of Regulation S-K).

Goldman Sachs March 2025 Form 10-Q	170

Item 6. Exhibits
Exhibits
15.1     Letter re: Unaudited Interim Financial Information.
31.1     Rule 13a-14(a) Certifications.
32.1    Section 1350 Certifications (This information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934).
101     Pursuant to Rules 405 and 406 of Regulation S-T, the following information is formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Statements of Earnings for the three months ended March 31, 2025 and March 31, 2024, (ii) the Consolidated Statements of Comprehensive Income for the three months ended March 31, 2025 and March 31, 2024, (iii) the Consolidated Balance Sheets as of March 31, 2025 and December 31, 2024, (iv) the Consolidated Statements of Changes in Shareholders’ Equity for the three months ended March 31, 2025 and March 31, 2024, (v) the Consolidated Statements of Cash Flows for the three months ended March 31, 2025 and March 31, 2024, (vi) the notes to the Consolidated Financial Statements and (vii) the cover page.
104    Cover Page Interactive Data File (formatted in iXBRL in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
THE GOLDMAN SACHS GROUP, INC.

By:	/s/	Denis P. Coleman III
Name:		Denis P. Coleman III
Title:		Chief Financial Officer (Principal Financial Officer)
Date:		May 2, 2025

By:	/s/	Sheara J. Fredman
Name:		Sheara J. Fredman
Title:		Chief Accounting Officer (Principal Accounting Officer)
Date:		May 2, 2025

171	Goldman Sachs March 2025 Form 10-Q