Form 10-Q
period 2025-06-30
GOLDMAN SACHS GROUP INC
filed 2025-08-01
CIK 886982

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of July 18, 2025, there were 302,721,092 shares of the registrant’s common stock outstanding.

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2025

Goldman Sachs June 2025 Form 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Earnings
(Unaudited)

	Three Months Ended June		Six Months Ended June
in millions, except per share amounts	2025	2024	2025	2024
Revenues
Investment banking	$2,194	$1,733	$4,110	$3,818
Investment management	2,837	2,533	5,596	5,024
Commissions and fees	1,201	1,051	2,427	2,128
Market making	4,733	4,336	10,456	10,430
Other principal transactions	514	1,088	1,057	2,180
Total non-interest revenues	11,479	10,741	23,646	23,580

Interest income	19,789	20,440	39,172	39,995
Interest expense	16,685	18,450	33,173	36,631
Net interest income	3,104	1,990	5,999	3,364
Total net revenues	14,583	12,731	29,645	26,944
Provision for credit losses	384	282	671	600
Operating expenses
Compensation and benefits	4,685	4,240	9,561	8,825
Transaction based	1,955	1,654	3,805	3,151
Market development	167	153	323	306
Communications and technology	530	500	1,036	970
Depreciation and amortization	618	646	1,124	1,273
Occupancy	234	244	467	491
Professional fees	440	393	864	777
Other expenses	612	703	1,189	1,398
Total operating expenses	9,241	8,533	18,369	17,191

Pre-tax earnings	4,958	3,916	10,605	9,153
Provision for taxes	1,235	873	2,144	1,978
Net earnings	3,723	3,043	8,461	7,175
Preferred stock dividends	250	152	405	353
Net earnings applicable to common shareholders	$3,473	$2,891	$8,056	$6,822

Earnings per common share
Basic	$11.03	$8.73	$25.32	$20.44
Diluted	$10.91	$8.62	$25.07	$20.21

Average common shares
Basic	313.7	329.8	317.2	332.6
Diluted	318.3	335.5	321.4	337.5

Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended June		Six Months Ended June
$ in millions	2025	2024	2025	2024
Net earnings	$3,723	$3,043	$8,461	$7,175
Other comprehensive income/(loss) adjustments, net of tax:
Currency translation	(35)	(4)	(70)	22
Debt valuation adjustment	(162)	268	70	(288)
Pension and postretirement liabilities	13	6	23	22
Available-for-sale securities	273	147	693	262
Cash flow hedges	(5)	–	1	–
Other comprehensive income	84	417	717	18
Comprehensive income	$3,807	$3,460	$9,178	$7,193

The accompanying notes are an integral part of these consolidated financial statements.

1	Goldman Sachs June 2025 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)

	As of
	June	December
$ in millions	2025	2024
Assets
Cash and cash equivalents	$152,967	$182,092
Collateralized agreements:
Securities purchased under agreements to resell (includes $153,849 and $179,793 at fair value)	153,849	180,062
Securities borrowed (includes $51,228 and $46,902 at fair value)	213,275	194,645
Customer and other receivables (includes $124 and $23 at fair value)	181,458	133,717
Trading assets (at fair value and includes $165,004 and $148,417 pledged as collateral)	628,089	570,555
Investments:
Available-for-sale securities (at fair value; amortized cost of $103,798 and $80,777)	103,407	79,458
Held-to-maturity securities	72,612	78,713
Other investments (includes $25,335 and $25,284 at fair value)	26,423	26,343
Loans (net of allowance of $4,537 and $4,666, and includes $5,616 and $5,460 at fair value)	217,189	196,200
Other assets (includes $198 and $194 at fair value)	35,740	34,187
Total assets	$1,785,009	$1,675,972

Liabilities and shareholders’ equity
Deposits (includes $70,250 and $44,855 at fair value)	$466,143	$433,013
Collateralized financings:
Securities sold under agreements to repurchase (at fair value)	230,217	274,380
Securities loaned (includes $11,240 and $10,246 at fair value)	58,567	56,060
Other secured financings (includes $21,677 and $27,985 at fair value)	21,852	28,150
Customer and other payables	259,252	223,255
Trading liabilities (at fair value)	253,194	202,555
Unsecured short-term borrowings (includes $56,288 and $50,367 at fair value)	69,004	69,709
Unsecured long-term borrowings (includes $109,776 and $89,189 at fair value)	279,967	242,634
Other liabilities (includes $96 and $84 at fair value)	22,717	24,220
Total liabilities	1,660,913	1,553,976
Commitments, contingencies and guarantees
Shareholders’ equity
Preferred stock; aggregate liquidation preference of $15,153 and $13,253	15,153	13,253
Common stock; 931,937,653 and 927,499,667 shares issued, and 302,850,808 and 310,653,708 shares outstanding	9	9
Share-based awards	5,365	5,148
Nonvoting common stock; no shares issued and outstanding	–	–
Additional paid-in capital	61,888	61,376
Retained earnings	159,535	153,412
Accumulated other comprehensive loss	(1,985)	(2,702)
Stock held in treasury, at cost; 629,086,847 and 616,845,961 shares	(115,869)	(108,500)
Total shareholders’ equity	124,096	121,996
Total liabilities and shareholders’ equity	$1,785,009	$1,675,972

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs June 2025 Form 10-Q	2

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Shareholders’ Equity
(Unaudited)

	Three Months Ended June		Six Months Ended June
$ in millions	2025	2024	2025	2024
Preferred stock
Beginning balance	$15,153	$11,203	$13,253	$11,203
Issued	–	2,250	1,900	2,250
Redeemed	–	(700)	–	(700)
Ending balance	15,153	12,753	15,153	12,753
Common stock
Beginning balance	9	9	9	9
Issued	–	–	–	–
Ending balance	9	9	9	9
Share-based awards
Beginning balance	5,199	4,564	5,148	5,121
Issuance and amortization of share-based awards	550	608	2,976	2,453
Delivery of common stock underlying share-based awards	(351)	(95)	(2,702)	(2,434)
Forfeiture of share-based awards	(33)	(19)	(57)	(82)
Ending balance	5,365	5,058	5,365	5,058
Additional paid-in capital
Beginning balance	61,832	61,314	61,376	60,247
Delivery of common stock underlying share-based awards	351	101	2,664	2,420
Cancellation of share-based awards in satisfaction of withholding tax requirements	(295)	(74)	(2,146)	(1,326)
Preferred stock issuance costs	–	10	(5)	10
Other	–	(1)	(1)	(1)
Ending balance	61,888	61,350	61,888	61,350
Retained earnings
Beginning balance	157,019	146,690	153,412	143,688
Net earnings	3,723	3,043	8,461	7,175
Dividends and dividend equivalents declared on common stock and share-based awards	(957)	(929)	(1,933)	(1,858)
Dividends declared on preferred stock	(250)	(136)	(405)	(337)
Preferred stock redemption premium	–	(16)	–	(16)
Ending balance	159,535	148,652	159,535	148,652
Accumulated other comprehensive loss
Beginning balance	(2,069)	(3,317)	(2,702)	(2,918)
Other comprehensive income	84	417	717	18
Ending balance	(1,985)	(2,900)	(1,985)	(2,900)
Stock held in treasury, at cost
Beginning balance	(112,843)	(101,917)	(108,500)	(100,445)
Repurchased	(3,000)	(3,500)	(7,360)	(5,000)
Reissued	–	–	39	33
Other	(26)	(42)	(48)	(47)
Ending balance	(115,869)	(105,459)	(115,869)	(105,459)
Total shareholders’ equity	$124,096	$119,463	$124,096	$119,463

The accompanying notes are an integral part of these consolidated financial statements.

3	Goldman Sachs June 2025 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June
$ in millions	2025	2024
Cash flows from operating activities
Net earnings	$8,461	$7,175
Adjustments to reconcile net earnings to net cash used for operating activities:
Depreciation and amortization	1,124	1,273
Deferred income taxes	(202)	(451)
Share-based compensation	2,950	2,439
Provision for credit losses	671	600
Changes in operating assets and liabilities:
Customer and other receivables and payables, net	(11,708)	2,327
Collateralized transactions (excluding other secured financings), net	(34,073)	11,682
Trading assets	(47,625)	(43,874)
Trading liabilities	49,794	(1,585)
Loans held for sale, net	(1,261)	270
Other, net	311	(1,774)
Net cash used for operating activities	(31,558)	(21,918)
Cash flows from investing activities
Purchase of property, leasehold improvements and equipment	(975)	(1,039)
Proceeds from sales of property, leasehold improvements and equipment	392	847
Net cash received from business dispositions	–	3,622
Available-for-sale securities:
Purchases	(53,101)	(27,736)
Proceeds from sales	32,088	7,691
Proceeds from paydowns and maturities	1	9,789
Held-to-maturity securities:
Purchases	(5,819)	(13,433)
Proceeds from paydowns and maturities	12,438	10,954
Other investments:
Purchases	(4,419)	(3,498)
Proceeds from sales, paydowns and maturities	4,466	4,121
Loans (excluding loans held for sale), net	(19,152)	(4,541)
Net cash used for investing activities	(34,081)	(13,223)
Cash flows from financing activities
Unsecured short-term borrowings, net	3,927	3,869
Other secured financings (short-term), net	(7,026)	6,096
Proceeds from issuance of other secured financings (long-term)	1,206	4,659
Repayment of other secured financings (long-term), including the current portion	(1,275)	(783)
Proceeds from issuance of unsecured long-term borrowings	51,067	31,798
Repayment of unsecured long-term borrowings, including the current portion	(36,197)	(39,783)
Derivative contracts with a financing element, net	634	893
Deposits, net	27,244	4,672
Preferred stock redemption	–	(700)
Common stock repurchased	(7,360)	(5,000)
Settlement of share-based awards in satisfaction of withholding tax requirements	(2,146)	(1,326)
Dividends and dividend equivalents paid on common stock, preferred stock and share-based awards	(2,338)	(2,175)
Proceeds from issuance of preferred stock, net of issuance costs	1,895	2,244
Other financing, net	(67)	336
Net cash provided by financing activities	29,564	4,800
Effect of exchange rate changes on cash and cash equivalents	6,950	(4,910)
Net decrease in cash and cash equivalents	(29,125)	(35,251)
Cash and cash equivalents, beginning balance	182,092	241,577
Cash and cash equivalents, ending balance	$152,967	$206,326

Supplemental disclosures:
Cash payments for interest, net of capitalized interest	$32,958	$35,385
Cash payments for income taxes, net	$2,357	$2,064
See Notes 12 and 16 for information about non-cash activities.

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs June 2025 Form 10-Q	4

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

5	Goldman Sachs June 2025 Form 10-Q

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
All references to June 2025, March 2025 and June 2024 refer to the firm’s periods ended, or the dates, as the context requires, June 30, 2025, March 31, 2025 and June 30, 2024, respectively. All references to December 2024 refer to the date December 31, 2024. Any reference to a future year refers to a year ending on December 31 of that year. Certain reclassifications have been made to previously reported amounts to conform to the current presentation.

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

Fair Value Measurements	Note 4
Fair Value Hierarchy	Note 5
Trading Assets and Liabilities	Note 6
Derivatives and Hedging Activities	Note 7
Investments	Note 8
Loans	Note 9
Fair Value Option	Note 10
Collateralized Agreements and Financings	Note 11
Other Assets	Note 12
Deposits	Note 13
Unsecured Borrowings	Note 14
Other Liabilities	Note 15
Securitization Activities	Note 16
Variable Interest Entities	Note 17
Commitments, Contingencies and Guarantees	Note 18
Shareholders’ Equity	Note 19
Regulation and Capital Adequacy	Note 20
Earnings Per Common Share	Note 21
Transactions with Affiliated Funds	Note 22
Interest Income and Interest Expense	Note 23
Income Taxes	Note 24
Business Segments	Note 25
Credit Concentrations	Note 26
Legal Proceedings	Note 27

Goldman Sachs June 2025 Form 10-Q	6

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

7	Goldman Sachs June 2025 Form 10-Q

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
Revenues from contracts with clients represent approximately 50% of total non-interest revenues for both the three and six months ended June 2025 (including approximately 85% of investment banking revenues, approximately 95% of investment management revenues, and all commissions and fees), and approximately 45% of total non-interest revenues for both the three and six months ended June 2024 (including approximately 85% of investment banking revenues, approximately 95% of investment management revenues, and all commissions and fees). See Note 25 for information about net revenues by business segment.
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

Goldman Sachs June 2025 Form 10-Q	8

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
The firm is able to determine the future revenues associated with management fees calculated based on committed capital. As of June 2025, substantially all future net revenues associated with such remaining performance obligations will be recognized through 2033. Annual revenues associated with such performance obligations average less than $300 million through 2033.
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
Cash and Cash Equivalents
The firm defines cash equivalents as highly liquid overnight deposits held in the ordinary course of business. Cash and cash equivalents included cash and due from banks of $7.82 billion as of June 2025 and $5.36 billion as of December 2024. Cash and cash equivalents also included interest-bearing deposits with banks of $145.15 billion as of June 2025 and $176.73 billion as of December 2024.
The firm segregates cash for regulatory and other purposes related to client activity. Cash and cash equivalents segregated for regulatory and other purposes were $13.52 billion as of June 2025 and $14.84 billion as of December 2024. In addition, the firm segregates securities for regulatory and other purposes related to client activity. See Note 11 for further information about segregated securities.
Customer and Other Receivables
Customer and other receivables included receivables from customers and counterparties of $108.16 billion as of June 2025 and $92.88 billion as of December 2024, and receivables from brokers, dealers and clearing organizations of $73.30 billion as of June 2025 and $40.84 billion as of December 2024. Such receivables primarily consist of customer margin loans, collateral posted in connection with certain derivative transactions, and receivables resulting from unsettled transactions.
Substantially all of these receivables are accounted for at amortized cost net of any allowance for credit losses, which generally approximates fair value. As these receivables are not accounted for at fair value, they are not included in the firm’s fair value hierarchy in Notes 4 and 5. Had these receivables been included in the firm’s fair value hierarchy, substantially all would have been classified in level 2 as of both June 2025 and December 2024. See Note 10 for further information about customer and other receivables accounted for at fair value under the fair value option. Interest on customer and other receivables is recognized over the life of the transaction and included in interest income.
Customer and other receivables includes receivables from contracts with clients and contract assets. Contract assets represent the firm’s right to receive consideration for services provided in connection with its contracts with clients for which collection is conditional and not merely subject to the passage of time. The firm’s receivables from contracts with clients were $4.18 billion as of June 2025 and $4.08 billion as of December 2024. As of both June 2025 and December 2024, contract assets were not material.

9	Goldman Sachs June 2025 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Customer and Other Payables
Customer and other payables included payables to customers and counterparties of $231.11 billion as of June 2025 and $217.15 billion as of December 2024, and payables to brokers, dealers and clearing organizations of $28.14 billion as of June 2025 and $6.11 billion as of December 2024. Such payables primarily consist of customer credit balances related to the firm’s prime brokerage activities. Customer and other payables are accounted for at cost plus accrued interest, which generally approximates fair value. As these payables are not accounted for at fair value, they are not included in the firm’s fair value hierarchy in Notes 4 and 5. Had these payables been included in the firm’s fair value hierarchy, substantially all would have been classified in level 2 as of both June 2025 and December 2024. Interest on customer and other payables is recognized over the life of the transaction and included in interest expense.
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

Goldman Sachs June 2025 Form 10-Q	10

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

11	Goldman Sachs June 2025 Form 10-Q

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

The table below presents financial assets and liabilities carried at fair value.

	As of
	June	March	December
$ in millions	2025	2025	2024
Total level 1 financial assets	$494,481	$453,241	$436,298
Total level 2 financial assets	501,293	521,624	497,514
Total level 3 financial assets	21,117	21,258	20,358
Investments in funds at NAV	2,021	2,184	2,547
Counterparty and cash collateral netting	(51,066)	(43,415)	(49,048)
Total financial assets at fair value	$967,846	$954,892	$907,669

Total assets	$1,785,009	$1,766,181	$1,675,972

Total level 3 financial assets divided by:
Total assets	1.2%	1.2%	1.2%
Total financial assets at fair value	2.2%	2.2%	2.2%

Total level 1 financial liabilities	$146,888	$125,800	$100,350
Total level 2 financial liabilities	615,425	627,746	611,340
Total level 3 financial liabilities	29,648	25,595	25,721
Counterparty and cash collateral netting	(39,223)	(35,356)	(37,750)
Total financial liabilities at fair value	$752,738	$743,785	$699,661

Total liabilities	$1,660,913	$1,641,881	$1,553,976

Total level 3 financial liabilities divided by:
Total liabilities	1.8%	1.6%	1.7%
Total financial liabilities at fair value	3.9%	3.4%	3.7%
In the table above:
•Counterparty netting among positions classified in the same level is included in that level.
•Counterparty and cash collateral netting represents the impact on derivatives of netting across levels.
The table below presents a summary of level 3 financial assets.

	As of
	June	March	December
$ in millions	2025	2025	2024
Trading assets:
Trading cash instruments	$883	$1,014	$1,213
Derivatives	4,751	4,841	4,126
Investments	14,604	14,549	14,142
Loans	681	658	683
Other assets	198	196	194
Total	$21,117	$21,258	$20,358
Level 3 financial assets as of June 2025 were essentially unchanged compared with March 2025. Level 3 financial assets as of June 2025 increased compared with December 2024, primarily reflecting an increase in level 3 derivatives and investments, partially offset by a decrease in level 3 trading cash instruments. See Note 5 for further information about level 3 financial assets (including information about unrealized gains and losses related to level 3 financial assets and transfers into and out of level 3).

Goldman Sachs June 2025 Form 10-Q	12

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
•Market yields implied by transactions of similar or related assets;
•Transaction prices in both the underlying collateral and instruments with the same or similar underlying collateral; and
•Duration, driven by underlying loan prepayment speeds and residential property liquidation timelines.

13	Goldman Sachs June 2025 Form 10-Q

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

Goldman Sachs June 2025 Form 10-Q	14

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

15	Goldman Sachs June 2025 Form 10-Q

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
Other Secured Financings. The significant inputs to the valuation of other secured financings are the amount and timing of expected future cash flows, interest rates, volatility, funding spreads and the fair value of the collateral delivered by the firm (determined using the amount and timing of expected future cash flows, market prices, market yields and recovery assumptions). See Note 11 for further information about other secured financings.
Unsecured Short- and Long-Term Borrowings. The significant inputs to the valuation of unsecured short- and long-term borrowings are the amount and timing of expected future cash flows, interest rates, volatility, the credit spreads of the firm and commodity prices for prepaid commodity transactions. The inputs used to value the embedded derivative component of hybrid financial instruments are consistent with the inputs used to value the firm’s other derivative instruments described above. See Note 7 for further information about derivatives and Note 14 for further information about borrowings.
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

Goldman Sachs June 2025 Form 10-Q	16

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Note 5.
Fair Value Hierarchy
Financial assets and liabilities at fair value includes trading cash instruments, derivatives, and certain investments, loans and other financial assets and liabilities at fair value.
Trading Cash Instruments
Fair Value by Level. The table below presents trading cash instruments by level within the fair value hierarchy.

$ in millions	Level 1	Level 2	Level 3	Total
As of June 2025
Assets
Government and agency obligations:
U.S.	$137,098	$74,086	$–	$211,184
Non-U.S.	91,257	33,709	18	124,984
Loans and securities backed by:
Commercial real estate	–	1,485	14	1,499
Residential real estate	–	10,613	60	10,673
Corporate debt instruments	116	50,650	533	51,299
State and municipal obligations	–	692	–	692
Other debt obligations	492	3,896	96	4,484
Equity securities	161,042	1,523	162	162,727
Commodities	–	4,321	–	4,321
Total	$390,005	$180,975	$883	$571,863

Liabilities
Government and agency obligations:
U.S.	$(28,205)	$(35)	$–	$(28,240)
Non-U.S.	(57,008)	(4,517)	(4)	(61,529)
Loans and securities backed by:
Commercial real estate	–	(31)	(2)	(33)
Residential real estate	–	(11)	–	(11)
Corporate debt instruments	(122)	(30,890)	(89)	(31,101)
Other debt obligations	–	(206)	–	(206)
Equity securities	(61,526)	(14)	(55)	(61,595)
Commodities	–	(51)	–	(51)
Total	$(146,861)	$(35,755)	$(150)	$(182,766)

As of December 2024
Assets
Government and agency obligations:
U.S.	$169,121	$66,958	$–	$236,079
Non-U.S.	44,427	25,071	41	69,539
Loans and securities backed by:
Commercial real estate	–	1,450	38	1,488
Residential real estate	–	11,364	57	11,421
Corporate debt instruments	172	46,739	728	47,639
State and municipal obligations	–	529	–	529
Other debt obligations	1	2,236	95	2,332
Equity securities	141,821	1,143	242	143,206
Commodities	–	10,971	12	10,983
Total	$355,542	$166,461	$1,213	$523,216

Liabilities
Government and agency obligations:
U.S.	$(21,181)	$(52)	$–	$(21,233)
Non-U.S.	(37,466)	(3,283)	(3)	(40,752)
Loans and securities backed by:
Commercial real estate	–	(32)	(1)	(33)
Residential real estate	–	(20)	–	(20)
Corporate debt instruments	(75)	(23,755)	(52)	(23,882)
Other debt obligations	–	(72)	–	(72)
Equity securities	(41,528)	(12)	(19)	(41,559)
Commodities	–	(24)	–	(24)
Total	$(100,250)	$(27,250)	$(75)	$(127,575)

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

	As of June 2025		As of December 2024
$ in millions	Amount or Range	Weighted Average	Amount or Range	Weighted Average
Loans and securities backed by real estate
Level 3 assets	$74		$95
Yield	6.2% to 62.6%	16.8%	7.2% to 24.3%	11.5%
Recovery rate	23.1% to 69.2%	51.3%	23.3% to 69.2%	50.9%
Duration (years)	1.1 to 12.2	3.9	1.9 to 12.1	3.7
Corporate debt instruments
Level 3 assets	$533		$728
Yield	1.8% to 23.8%	8.4%	3.0% to 35.9%	13.0%
Recovery rate	4.1% to 68.9%	31.5%	6.8% to 69.0%	53.6%
Duration (years)	1.7 to 15.5	3.5	1.6 to 3.3	2.3
Other
Level 3 assets	$276		$390
Yield	5.5% to 37.5%	21.8%	4.7% to 37.9%	15.2%
Duration (years)	1.0 to 6.3	2.1	1.5 to 3.5	2.4

17	Goldman Sachs June 2025 Form 10-Q

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
•Increases in yield or duration used in the valuation of level 3 trading cash instruments would have resulted in a lower fair value measurement, while an increase in recovery rate would have resulted in a higher fair value measurement as of both June 2025 and December 2024. Due to the distinctive nature of each level 3 trading cash instrument, the interrelationship of inputs is not necessarily uniform within each product type.
•Trading cash instruments are valued using discounted cash flows.

Level 3 Rollforward. The table below presents a summary of the changes in fair value for level 3 trading cash instruments.

	Three Months Ended June		Six Months Ended June
$ in millions	2025	2024	2025	2024
Assets
Beginning balance	$1,014	$1,640	$1,213	$1,791
Net realized gains/(losses)	29	34	57	70
Net unrealized gains/(losses)	(1)	(38)	(3)	(28)
Purchases	154	201	270	401
Sales	(221)	(147)	(322)	(417)
Settlements	(58)	(152)	(354)	(202)
Transfers into level 3	125	219	135	256
Transfers out of level 3	(159)	(204)	(113)	(318)
Ending balance	$883	$1,553	$883	$1,553

Liabilities
Beginning balance	$(133)	$(95)	$(75)	$(78)
Net realized gains/(losses)	2	1	2	(1)
Net unrealized gains/(losses)	(40)	(7)	(57)	(21)
Purchases	62	21	45	37
Sales	(47)	(35)	(62)	(51)
Settlements	(2)	3	(2)	8
Transfers into level 3	(16)	(7)	(12)	(16)
Transfers out of level 3	24	23	11	26
Ending balance	$(150)	$(96)	$(150)	$(96)
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

Goldman Sachs June 2025 Form 10-Q	18

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
The table below presents information, by product type, for assets included in the summary table above.

	Three Months Ended June		Six Months Ended June
$ in millions	2025	2024	2025	2024
Loans and securities backed by real estate
Beginning balance	$68	$164	$95	$144
Net realized gains/(losses)	1	12	3	14
Net unrealized gains/(losses)	2	(8)	3	(7)
Purchases	9	12	10	41
Sales	(2)	(9)	(1)	(26)
Settlements	(1)	(17)	(5)	(21)
Transfers into level 3	1	84	3	79
Transfers out of level 3	(4)	(26)	(34)	(12)
Ending balance	$74	$212	$74	$212

Corporate debt instruments
Beginning balance	$621	$1,235	$728	$1,415
Net realized gains/(losses)	26	23	50	42
Net unrealized gains/(losses)	5	(37)	(3)	(27)
Purchases	122	180	206	343
Sales	(181)	(114)	(199)	(305)
Settlements	(48)	(125)	(320)	(161)
Transfers into level 3	100	117	122	105
Transfers out of level 3	(112)	(147)	(51)	(280)
Ending balance	$533	$1,132	$533	$1,132

Other
Beginning balance	$325	$241	$390	$232
Net realized gains/(losses)	2	(1)	4	14
Net unrealized gains/(losses)	(8)	7	(3)	6
Purchases	23	9	54	17
Sales	(38)	(24)	(122)	(86)
Settlements	(9)	(10)	(29)	(20)
Transfers into level 3	24	18	10	72
Transfers out of level 3	(43)	(31)	(28)	(26)
Ending balance	$276	$209	$276	$209
In the table above, other includes government and agency obligations, other debt obligations, equity securities and commodities.
Level 3 Rollforward Commentary for the Three Months Ended June 2025. The net realized and unrealized gains on level 3 trading cash instrument assets of $28 million (reflecting $29 million of net realized gains and $1 million of net unrealized losses) for the three months ended June 2025 included gains of $9 million reported in market making and $19 million reported in interest income.
The drivers of the net unrealized losses on level 3 trading cash instrument assets for the three months ended June 2025 were not material.
Transfers into level 3 trading cash instrument assets during the three months ended June 2025 primarily reflected transfers of certain corporate debt instruments from level 2 (principally due to reduced price transparency as a result of a lack of market evidence, including fewer market transactions in these instruments).

Transfers out of level 3 trading cash instrument assets during the three months ended June 2025 primarily reflected transfers of certain corporate debt instruments to level 2 (principally due to increased price transparency as a result of market evidence, including market transactions in these instruments).
Level 3 Rollforward Commentary for the Six Months Ended June 2025. The net realized and unrealized gains on level 3 trading cash instrument assets of $54 million (reflecting $57 million of net realized gains and $3 million of net unrealized losses) for the six months ended June 2025 included gains of $16 million reported in market making and $38 million reported in interest income.
The drivers of the net unrealized losses on level 3 trading cash instrument assets for the six months ended June 2025 were not material.
Transfers into level 3 trading cash instrument assets during the six months ended June 2025 primarily reflected transfers of certain corporate debt instruments from level 2 (principally due to reduced price transparency as a result of a lack of market evidence, including fewer market transactions in these instruments).
The drivers of transfers out of level 3 trading cash instrument assets during the six months ended June 2025 were not material.
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

19	Goldman Sachs June 2025 Form 10-Q

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
Derivatives
Fair Value by Level. The table below presents derivatives on a gross basis by level and product type, as well as the impact of netting.

$ in millions	Level 1	Level 2	Level 3	Total
As of June 2025
Assets
Interest rates	$75	$164,637	$765	$165,477
Credit	–	11,894	2,348	14,242
Currencies	–	97,906	241	98,147
Commodities	–	12,408	1,239	13,647
Equities	8	89,969	797	90,774
Gross fair value	83	376,814	5,390	382,287
Counterparty netting in levels	–	(274,356)	(639)	(274,995)
Subtotal	$83	$102,458	$4,751	$107,292
Cross-level counterparty netting				(930)
Cash collateral netting				(50,136)
Net fair value				$56,226

Liabilities
Interest rates	$(5)	$(124,668)	$(739)	$(125,412)
Credit	–	(11,833)	(1,060)	(12,893)
Currencies	–	(99,119)	(114)	(99,233)
Commodities	–	(14,673)	(400)	(15,073)
Equities	(22)	(129,895)	(2,118)	(132,035)
Gross fair value	(27)	(380,188)	(4,431)	(384,646)
Counterparty netting in levels	–	274,356	639	274,995
Subtotal	$(27)	$(105,832)	$(3,792)	$(109,651)
Cross-level counterparty netting				930
Cash collateral netting				38,293
Net fair value				$(70,428)

As of December 2024
Assets
Interest rates	$102	$156,054	$580	$156,736
Credit	–	9,249	2,188	11,437
Currencies	–	114,500	174	114,674
Commodities	–	12,134	1,192	13,326
Equities	136	79,301	742	80,179
Gross fair value	238	371,238	4,876	376,352
Counterparty netting in levels	–	(279,215)	(750)	(279,965)
Subtotal	$238	$92,023	$4,126	$96,387
Cross-level counterparty netting				(947)
Cash collateral netting				(48,101)
Net fair value				$47,339

Liabilities
Interest rates	$(92)	$(124,235)	$(692)	$(125,019)
Credit	–	(9,060)	(970)	(10,030)
Currencies	–	(114,488)	(127)	(114,615)
Commodities	–	(14,111)	(414)	(14,525)
Equities	(8)	(126,650)	(1,848)	(128,506)
Gross fair value	(100)	(388,544)	(4,051)	(392,695)
Counterparty netting in levels	–	279,215	750	279,965
Subtotal	$(100)	$(109,329)	$(3,301)	$(112,730)
Cross-level counterparty netting				947
Cash collateral netting				36,803
Net fair value				$(74,980)

Goldman Sachs June 2025 Form 10-Q	20

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

	As of June 2025		As of December 2024
$ in millions, except inputs	Amount or Range	Average/ Median	Amount or Range	Average/ Median
Interest rates, net	$26		$(112)
Correlation	(10)% to 95%	34%/25%	(10)% to 95%	60%/72%
Volatility (bps)	31 to 151	65/56	31 to 101	63/59
Credit, net	$1,288		$1,218
Credit spreads (bps)	20 to 1,343	158/92	8 to 1,328	134/91
Upfront credit points	(1) to 100	31/23	(10) to 100	24/14
Recovery rates	20% to 70%	42%/40%	20% to 70%	46%/50%
Currencies, net	$127		$47
Correlation	20% to 68%	34%/23%	20% to 68%	34%/23%
Volatility	17% to 18%	17%/17%	17% to 17%	17%/17%
Commodities, net	$839		$778
Volatility	16% to 79%	39%/36%	21% to 120%	37%/33%
Natural gas spread	$(2.87) to $3.52	$(0.22)/$(0.20)	$(2.82) to $3.76	$(0.14)/ $(0.16)
Oil spread	$(4.84) to $24.94	$7.81/$0.49	$(6.42) to $22.10	$1.77/ $(3.80)
Electricity price	$3.10 to $438.68	$54.04/$37.07	$1.89 to $587.75	$52.18/ $32.68
Equities, net	$(1,321)		$(1,106)
Correlation	(70)% to 100%	60%/58%	(75)% to 100%	56%/52%
Volatility	3% to 102%	15%/13%	2% to 101%	15%/12%
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

21	Goldman Sachs June 2025 Form 10-Q

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
Level 3 Rollforward. The table below presents a summary of the changes in fair value for level 3 derivatives.

	Three Months Ended June		Six Months Ended June
$ in millions	2025	2024	2025	2024
Total level 3 derivatives, net
Beginning balance	$1,155	$69	$825	$810
Net realized gains/(losses)	(74)	(58)	(173)	(122)
Net unrealized gains/(losses)	(113)	350	350	291
Purchases	94	250	203	498
Sales	(242)	(511)	(396)	(827)
Settlements	238	221	117	99
Transfers into level 3	86	36	12	(798)
Transfers out of level 3	(185)	177	21	583
Ending balance	$959	$534	$959	$534
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

Goldman Sachs June 2025 Form 10-Q	22

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
The table below presents information, by product type, for derivatives included in the summary table above.

	Three Months Ended June		Six Months Ended June
$ in millions	2025	2024	2025	2024
Interest rates, net
Beginning balance	$71	$(369)	$(112)	$(439)
Net realized gains/(losses)	(9)	(47)	(42)	(114)
Net unrealized gains/(losses)	254	(100)	385	(199)
Purchases	2	17	2	35
Sales	(69)	(80)	(146)	(115)
Settlements	(140)	15	1	228
Transfers into level 3	(16)	5	(99)	(7)
Transfers out of level 3	(67)	192	37	244
Ending balance	$26	$(367)	$26	$(367)

Credit, net
Beginning balance	$1,359	$1,636	$1,218	$1,650
Net realized gains/(losses)	11	1	(1)	66
Net unrealized gains/(losses)	(50)	157	39	228
Purchases	12	68	40	100
Sales	–	(47)	–	(57)
Settlements	13	(46)	(84)	(243)
Transfers into level 3	(2)	(4)	108	(8)
Transfers out of level 3	(55)	(39)	(32)	(10)
Ending balance	$1,288	$1,726	$1,288	$1,726

Currencies, net
Beginning balance	$117	$76	$47	$42
Net realized gains/(losses)	(4)	8	(4)	4
Net unrealized gains/(losses)	24	(27)	56	(47)
Purchases	5	3	24	6
Sales	(24)	(9)	(24)	(8)
Settlements	30	(25)	36	(30)
Transfers into level 3	3	–	(3)	(4)
Transfers out of level 3	(24)	(2)	(5)	61
Ending balance	$127	$24	$127	$24

Commodities, net
Beginning balance	$811	$753	$778	$628
Net realized gains/(losses)	(23)	(31)	(71)	(67)
Net unrealized gains/(losses)	(2)	89	94	198
Purchases	23	28	27	70
Sales	(12)	(17)	(17)	(18)
Settlements	(26)	(50)	5	(14)
Transfers into level 3	111	(20)	64	(63)
Transfers out of level 3	(43)	(104)	(41)	(86)
Ending balance	$839	$648	$839	$648

Equities, net
Beginning balance	$(1,203)	$(2,027)	$(1,106)	$(1,071)
Net realized gains/(losses)	(49)	11	(55)	(11)
Net unrealized gains/(losses)	(339)	231	(224)	111
Purchases	52	134	110	287
Sales	(137)	(358)	(209)	(629)
Settlements	361	327	159	158
Transfers into level 3	(10)	55	(58)	(716)
Transfers out of level 3	4	130	62	374
Ending balance	$(1,321)	$(1,497)	$(1,321)	$(1,497)

Level 3 Rollforward Commentary for the Three Months Ended June 2025. The net realized and unrealized losses on level 3 derivatives of $187 million (reflecting $74 million of net realized losses and $113 million of net unrealized losses) for the three months ended June 2025 included losses of $186 million reported in market making and $1 million reported in other principal transactions.
The net unrealized losses on level 3 derivatives for the three months ended June 2025 primarily reflected losses on certain equity derivatives (principally due to an increase in equity prices), partially offset by gains on certain interest rate derivatives (principally due to a decrease in interest rates).
Transfers into level 3 derivatives during the three months ended June 2025 reflected transfers of certain commodity derivative assets from level 2 (principally due to certain unobservable electricity price and volatility inputs becoming significant to the valuation of these instruments).
The drivers of transfers out of level 3 derivatives during the three months ended June 2025 were not material.
Level 3 Rollforward Commentary for the Six Months Ended June 2025. The net realized and unrealized gains on level 3 derivatives of $177 million (reflecting $173 million of net realized losses and $350 million of net unrealized gains) for the six months ended June 2025 included gains of $175 million reported in market making and $2 million reported in other principal transactions.
The net unrealized gains on level 3 derivatives for the six months ended June 2025 primarily reflected gains on certain interest rate derivatives (principally due to a decrease in interest rates) and gains on certain commodity derivatives (principally due to the impact of changes in commodity prices), partially offset by losses on certain equity derivatives (principally due to an increase in equity prices).
Transfers into level 3 derivatives during the six months ended June 2025 primarily reflected transfers of certain credit derivative assets from level 2 (principally due to reduced transparency of certain credit spread inputs used to value these instruments), partially offset by transfers of certain interest rate derivative liabilities from level 2 (principally due to certain unobservable volatility inputs becoming significant to the valuation of these instruments).
The drivers of transfers out of level 3 derivatives during the six months ended June 2025 were not material.

23	Goldman Sachs June 2025 Form 10-Q

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
Transfers out of level 3 derivatives during the three months ended June 2024 primarily reflected transfers of certain interest rate derivative liabilities to level 2 (principally due to certain unobservable volatility inputs no longer being significant to the valuation of these instruments) and transfers of certain equity derivative liabilities to level 2 (principally due to certain unobservable inputs no longer being significant to the valuation of these instruments), partially offset by transfers of certain commodity derivative assets to level 2 (principally due to increased transparency of certain unobservable natural gas spread inputs used to value these instruments).
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
Transfers out of level 3 derivatives during the six months ended June 2024 primarily reflected transfers of certain equity derivative liabilities to level 2 (principally due to certain unobservable inputs no longer being significant to the valuation of these instruments) and transfers of certain interest rate derivative liabilities to level 2 (principally due to certain unobservable volatility inputs no longer being significant to the valuation of these instruments).
Investments
Fair Value by Level. The table below presents investments accounted for at fair value by level within the fair value hierarchy.

$ in millions	Level 1	Level 2	Level 3	Total
As of June 2025
Government and agency obligations:
U.S.	$97,215	$4	$–	$97,219
Non-U.S.	6,188	7	–	6,195
Corporate debt securities	203	2,766	4,418	7,387
Securities backed by real estate	–	13	509	522
Money market instruments	303	1,577	–	1,880
Other debt obligations	18	–	356	374
Equity securities	466	3,357	9,321	13,144
Subtotal	$104,393	$7,724	$14,604	$126,721
Investments in funds at NAV				2,021
Total investments				$128,742
As of December 2024
Government and agency obligations:
U.S.	$75,410	$–	$–	$75,410
Non-U.S.	4,048	62	–	4,110
Corporate debt securities	137	2,629	4,510	7,276
Securities backed by real estate	–	7	562	569
Money market instruments	327	1,453	–	1,780
Other debt obligations	22	53	328	403
Equity securities	574	3,331	8,742	12,647
Subtotal	$80,518	$7,535	$14,142	$102,195
Investments in funds at NAV				2,547
Total investments				$104,742
See Note 4 for an overview of the firm’s fair value measurement policies, valuation techniques and significant inputs used to determine the fair value of investments.

Goldman Sachs June 2025 Form 10-Q	24

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Significant Unobservable Inputs. The table below presents the amount of level 3 investments, and ranges and weighted averages of significant unobservable inputs used to value such investments.

	As of June 2025		As of December 2024
$ in millions	Amount or Range	Weighted Average	Amount or Range	Weighted Average
Corporate debt securities
Level 3 assets	$4,418		$4,510
Yield	6.0% to 32.5%	11.3%	5.0% to 28.8%	12.2%
Recovery rate	17.9% to 85.8%	71.4%	5.8% to 41.0%	25.2%
Duration (years)	0.8 to 8.0	3.6	0.3 to 9.0	3.6
Multiples	1.0x to 42.2x	7.3x	1.1x to 34.2x	6.5x
Securities backed by real estate
Level 3 assets	$509		$562
Yield	9.5% to 15.8%	13.4%	9.5% to 16.0%	13.6%
Duration (years)	2.1 to 2.6	2.6	1.1 to 2.8	2.8
Other debt obligations
Level 3 assets	$356		$328
Yield	3.3% to 8.5%	6.8%	7.0% to 8.7%	7.7%
Equity securities
Level 3 assets	$9,321		$8,742
Multiples	0.4x to 22.1x	8.4x	0.4x to 34.2x	8.6x
Discount rate/yield	4.4% to 22.0%	11.9%	6.0% to 27.9%	13.3%
Capitalization rate	2.9% to 10.0%	5.4%	4.4% to 9.1%	5.4%
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
•Increases in yield, discount rate, capitalization rate or duration used in the valuation of level 3 investments would have resulted in a lower fair value measurement, while increases in recovery rate or multiples would have resulted in a higher fair value measurement as of both June 2025 and December 2024. Due to the distinctive nature of each level 3 investment, the interrelationship of inputs is not necessarily uniform within each product type.

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
Level 3 Rollforward. The table below presents a summary of the changes in fair value for level 3 investments.

	Three Months Ended June		Six Months Ended June
$ in millions	2025	2024	2025	2024
Beginning balance	$14,549	$16,482	$14,142	$17,138
Net realized gains/(losses)	87	167	159	222
Net unrealized gains/(losses)	183	(199)	287	(253)
Purchases	239	335	507	604
Sales	(301)	(234)	(323)	(472)
Settlements	(376)	(727)	(571)	(1,292)
Transfers into level 3	672	621	1,228	655
Transfers out of level 3	(449)	(743)	(825)	(900)
Ending balance	$14,604	$15,702	$14,604	$15,702
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

25	Goldman Sachs June 2025 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
The table below presents information, by product type, for investments included in the summary table above.

	Three Months Ended June		Six Months Ended June
$ in millions	2025	2024	2025	2024
Corporate debt securities
Beginning balance	$4,696	$6,110	$4,510	$6,533
Net realized gains/(losses)	41	93	80	151
Net unrealized gains/(losses)	92	(84)	101	(89)
Purchases	68	139	169	299
Sales	(111)	(39)	(77)	(93)
Settlements	(122)	(499)	(220)	(944)
Transfers into level 3	115	390	366	356
Transfers out of level 3	(361)	(450)	(511)	(553)
Ending balance	$4,418	$5,660	$4,418	$5,660

Securities backed by real estate
Beginning balance	$532	$666	$562	$687
Net realized gains/(losses)	13	44	13	44
Net unrealized gains/(losses)	(24)	(75)	(31)	(82)
Purchases	15	9	20	15
Sales	–	(31)	–	(32)
Settlements	(24)	(49)	(27)	(68)
Transfers into level 3	–	1	–	1
Transfers out of level 3	(3)	–	(28)	–
Ending balance	$509	$565	$509	$565

Other debt obligations
Beginning balance	$356	$235	$328	$244
Net realized gains/(losses)	2	1	4	1
Net unrealized gains/(losses)	1	–	1	–
Purchases	8	1	39	3
Settlements	(11)	(16)	(16)	(27)
Ending balance	$356	$221	$356	$221

Equity securities
Beginning balance	$8,965	$9,471	$8,742	$9,674
Net realized gains/(losses)	31	29	62	26
Net unrealized gains/(losses)	114	(40)	216	(82)
Purchases	148	186	279	287
Sales	(190)	(164)	(246)	(347)
Settlements	(219)	(163)	(308)	(253)
Transfers into level 3	557	230	862	298
Transfers out of level 3	(85)	(293)	(286)	(347)
Ending balance	$9,321	$9,256	$9,321	$9,256
Level 3 Rollforward Commentary for the Three Months Ended June 2025. The net realized and unrealized gains on level 3 investments of $270 million (reflecting $87 million of net realized gains and $183 million of net unrealized gains) for the three months ended June 2025 included gains of $196 million reported in other principal transactions and $74 million reported in interest income.
The net unrealized gains on level 3 investments for the three months ended June 2025 primarily reflected gains on certain equity securities (principally due to the impact of changes in foreign exchange rates and corporate performance).

Transfers into level 3 investments during the three months ended June 2025 reflected transfers of certain equity securities from level 2 (principally due to reduced price transparency as a result of a lack of market evidence, including fewer market transactions in these instruments) and transfers of certain corporate debt securities from level 2 (principally due to certain unobservable yield inputs becoming significant to the valuation of these instruments).
Transfers out of level 3 investments during the three months ended June 2025 primarily reflected transfers of certain corporate debt securities to level 2 (principally due to certain unobservable yield inputs no longer being significant to the valuation of these instruments).
Level 3 Rollforward Commentary for the Six Months Ended June 2025. The net realized and unrealized gains on level 3 investments of $446 million (reflecting $159 million of net realized gains and $287 million of net unrealized gains) for the six months ended June 2025 included gains of $300 million reported in other principal transactions and $146 million reported in interest income.
The net unrealized gains on level 3 investments for the six months ended June 2025 reflected gains on certain equity securities and corporate debt securities (in each case, principally due to the impact of changes in foreign exchange rates and corporate performance).
Transfers into level 3 investments during the six months ended June 2025 reflected transfers of certain equity securities from level 2 (principally due to reduced price transparency as a result of a lack of market evidence, including fewer market transactions in these instruments) and transfers of certain corporate debt securities from level 2 (principally due to certain unobservable yield inputs becoming significant to the valuation of these instruments).
Transfers out of level 3 investments during the six months ended June 2025 primarily reflected transfers of certain corporate debt securities to level 2 (principally due to certain unobservable yield inputs no longer being significant to the valuation of these instruments) and transfers of certain equity securities to level 2 (principally due to increased price transparency as a result of market evidence, including market transactions in these instruments).
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
The drivers of the net unrealized losses on level 3 investments for the three months ended June 2024 were not material.

Goldman Sachs June 2025 Form 10-Q	26

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

$ in millions	Level 1	Level 2	Level 3	Total
As of June 2025
Loan Type
Corporate	$–	$38	$412	$450
Real estate:
Commercial	–	359	71	430
Residential	–	3,443	41	3,484
Other collateralized	–	1,068	132	1,200
Other	–	27	25	52
Total	$–	$4,935	$681	$5,616
As of December 2024
Loan Type
Corporate	$–	$64	$403	$467
Real estate:
Commercial	–	349	75	424
Residential	–	3,684	42	3,726
Other collateralized	–	648	135	783
Other	–	32	28	60
Total	$–	$4,777	$683	$5,460
The gains/(losses) as a result of changes in the fair value of loans held for investment for which the fair value option was elected were $36 million for the three months ended June 2025, $15 million for the three months ended June 2024, $87 million for the six months ended June 2025 and $(22) million for the six months ended June 2024. These gains/(losses) were included in other principal transactions.
Significant Unobservable Inputs. The table below presents the amount of level 3 loans, and ranges and weighted averages of significant unobservable inputs used to value such loans.

	As of June 2025		As of December 2024
$ in millions	Amount or Range	Weighted Average	Amount or Range	Weighted Average
Corporate
Level 3 assets	$412		$403
Yield	11.9% to 30.6%	20.6%	11.6% to 22.4%	17.5%
Recovery rate	37.2% to 95.3%	65.2%	37.2% to 95.6%	72.9%
Duration (years)	2.7 to 4.9	3.3	0.6 to 9.3	6.0
Real estate
Level 3 assets	$112		$117
Yield	N/A	N/A	6.1% to 10.9%	6.7%
Recovery rate	2.8% to 99.2%	73.1%	3.3% to 99.2%	73.7%
Duration (years)	N/A	N/A	0.2 to 3.6	0.6
Other collateralized
Level 3 assets	$132		$135
Yield	6.0% to 6.7%	6.1%	6.2% to 6.8%	6.3%
Level 3 other loans were not material as of both June 2025 and December 2024, and therefore, are not included in the table above.

27	Goldman Sachs June 2025 Form 10-Q

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
•Increases in yield or duration used in the valuation of level 3 loans would have resulted in a lower fair value measurement, while increases in recovery rate would have resulted in a higher fair value measurement as of both June 2025 and December 2024. Due to the distinctive nature of each level 3 loan, the interrelationship of inputs is not necessarily uniform within each product type.
•Loans are valued using discounted cash flows.
•The significant unobservable inputs for yield and duration related to real estate loans as of June 2025 did not have a range (and there was no weighted average), as each pertained to a single position. Therefore, such unobservable inputs are not included in the table above.
Level 3 Rollforward. The table below presents a summary of the changes in fair value for level 3 loans.

	Three Months Ended June		Six Months Ended June
$ in millions	2025	2024	2025	2024
Beginning balance	$658	$766	$683	$823
Net realized gains/(losses)	8	7	19	14
Net unrealized gains/(losses)	7	(7)	7	(19)
Purchases	23	71	18	94
Sales	–	(13)	(5)	(42)
Settlements	(21)	(204)	(46)	(234)
Transfers into level 3	6	16	6	–
Transfers out of level 3	–	–	(1)	–
Ending balance	$681	$636	$681	$636
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
The table below presents information, by loan type, for loans included in the summary table above.

	Three Months Ended June		Six Months Ended June
$ in millions	2025	2024	2025	2024
Corporate
Beginning balance	$402	$339	$403	$344
Net realized gains/(losses)	3	2	6	3
Net unrealized gains/(losses)	6	(6)	6	(14)
Purchases	6	70	15	77
Settlements	(11)	(121)	(23)	(126)
Transfers into level 3	6	–	6	–
Transfers out of level 3	–	–	(1)	–
Ending balance	$412	$284	$412	$284

Real estate
Beginning balance	$111	$226	$117	$261
Net realized gains/(losses)	4	2	8	4
Net unrealized gains/(losses)	3	(1)	3	(4)
Purchases	2	–	2	1
Sales	–	(13)	(4)	(42)
Settlements	(8)	(72)	(14)	(78)
Ending balance	$112	$142	$112	$142

Other collateralized
Beginning balance	$120	$135	$135	$136
Net realized gains/(losses)	–	2	–	3
Net unrealized gains/(losses)	(3)	–	(1)	–
Purchases	15	1	1	16
Settlements	–	(8)	(3)	(9)
Transfers into level 3	–	16	–	–
Ending balance	$132	$146	$132	$146

Other
Beginning balance	$25	$66	$28	$82
Net realized gains/(losses)	1	1	5	4
Net unrealized gains/(losses)	1	–	(1)	(1)
Sales	–	–	(1)	–
Settlements	(2)	(3)	(6)	(21)
Ending balance	$25	$64	$25	$64
Level 3 Rollforward Commentary for the Three Months Ended June 2025. The net realized and unrealized gains on level 3 loans of $15 million (reflecting $8 million of net realized gains and $7 million of net unrealized gains) for the three months ended June 2025 included gains of $10 million reported in other principal transactions and $5 million reported in interest income.
The drivers of the net unrealized gains on level 3 loans for the three months ended June 2025 were not material.
The drivers of transfers into level 3 loans during the three months ended June 2025 were not material.
There were no transfers out of level 3 loans during the three months ended June 2025.

Goldman Sachs June 2025 Form 10-Q	28

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Level 3 Rollforward Commentary for the Six Months Ended June 2025. The net realized and unrealized gains on level 3 loans of $26 million (reflecting $19 million of net realized gains and $7 million of net unrealized gains) for the six months ended June 2025 included gains of $17 million reported in other principal transactions and $9 million reported in interest income.
The drivers of the net unrealized gains on level 3 loans for the six months ended June 2025 were not material.
The drivers of both transfers into and transfers out of level 3 loans during the six months ended June 2025 were not material.
Level 3 Rollforward Commentary for the Three Months Ended June 2024. The net realized and unrealized gains/(losses) on level 3 loans of $0 million (reflecting $7 million of net realized gains and $7 million of net unrealized losses) for the three months ended June 2024 included gains/(losses) of $(7) million reported in other principal transactions and $7 million reported in interest income.
The drivers of the net unrealized losses on level 3 loans for the three months ended June 2024 were not material.
The drivers of transfers into level 3 loans during the three months ended June 2024 were not material.
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

$ in millions	Level 1	Level 2	Level 3	Total
As of June 2025
Assets
Resale agreements	$–	$153,849	$–	$153,849
Securities borrowed	–	51,228	–	51,228
Customer and other receivables	–	124	–	124
Other assets	–	–	198	198
Total	$–	$205,201	$198	$205,399

Liabilities
Deposits	$–	$(67,240)	$(3,010)	$(70,250)
Repurchase agreements	–	(230,217)	–	(230,217)
Securities loaned	–	(11,240)	–	(11,240)
Other secured financings	–	(21,209)	(468)	(21,677)
Unsecured borrowings:
Short-term	–	(49,175)	(7,113)	(56,288)
Long-term	–	(94,750)	(15,026)	(109,776)
Other liabilities	–	(7)	(89)	(96)
Total	$–	$(473,838)	$(25,706)	$(499,544)

As of December 2024
Assets
Resale agreements	$–	$179,793	$–	$179,793
Securities borrowed	–	46,902	–	46,902
Customer and other receivables	–	23	–	23
Other assets	–	–	194	194
Total	$–	$226,718	$194	$226,912

Liabilities
Deposits	$–	$(41,810)	$(3,045)	$(44,855)
Repurchase agreements	–	(274,380)	–	(274,380)
Securities loaned	–	(10,246)	–	(10,246)
Other secured financings	–	(27,434)	(551)	(27,985)
Unsecured borrowings:
Short-term	–	(45,073)	(5,294)	(50,367)
Long-term	–	(75,810)	(13,379)	(89,189)
Other liabilities	–	(8)	(76)	(84)
Total	$–	$(474,761)	$(22,345)	$(497,106)
In the table above, assets are shown as positive amounts and liabilities are shown as negative amounts.
See Note 4 for an overview of the firm’s fair value measurement policies, valuation techniques and significant inputs used to determine the fair value of other financial assets and liabilities.

29	Goldman Sachs June 2025 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Significant Unobservable Inputs. See below for information about the significant unobservable inputs used to value level 3 other financial assets and liabilities at fair value as of both June 2025 and December 2024.
Other Secured Financings. The ranges and weighted averages of significant unobservable inputs used to value level 3 other secured financings are presented below. These ranges and weighted averages exclude unobservable inputs that are only relevant to a single instrument, and therefore are not meaningful.
As of June 2025:
•Yield: 3.8% to 13.5% (weighted average: 11.6%)
•Volatility: 4.2% to 7.3% (weighted average: 7.3%)
As of December 2024:
•Yield: 3.8% to 12.3% (weighted average: 8.9%)
•Duration: 2.0 to 5.4 years (weighted average: 2.9 years)
Generally, increases in yield or duration or decreases in volatility, in isolation, would have resulted in a lower fair value measurement as of period-end. Due to the distinctive nature of each of level 3 other secured financings, the interrelationship of inputs is not necessarily uniform across such financings. See Note 11 for further information about other secured financings.
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

	Three Months Ended June		Six Months Ended June
$ in millions	2025	2024	2025	2024
Assets
Beginning balance	$196	$174	$194	$187
Net unrealized gains/(losses)	2	–	4	(2)
Sales	–	–	–	(11)
Ending balance	$198	$174	$198	$174

Liabilities
Beginning balance	$(21,776)	$(24,447)	$(22,345)	$(24,275)
Net realized gains/(losses)	(156)	(109)	(261)	(203)
Net unrealized gains/(losses)	(1,106)	426	(1,111)	603
Issuances	(5,147)	(3,052)	(9,466)	(5,249)
Settlements	2,691	3,651	4,485	6,574
Transfers into level 3	(1,149)	(1,496)	(1,010)	(1,858)
Transfers out of level 3	937	2,909	4,002	2,290
Ending balance	$(25,706)	$(22,118)	$(25,706)	$(22,118)
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

Goldman Sachs June 2025 Form 10-Q	30

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
The table below presents information, by the consolidated balance sheet line items, for other financial liabilities included in the summary table above.

	Three Months Ended June		Six Months Ended June
$ in millions	2025	2024	2025	2024
Deposits
Beginning balance	$(3,055)	$(2,749)	$(3,045)	$(2,737)
Net realized gains/(losses)	(4)	–	(4)	–
Net unrealized gains/(losses)	(38)	(14)	(51)	(92)
Issuances	(157)	(295)	(436)	(414)
Settlements	173	289	424	447
Transfers into level 3	(9)	(136)	–	(147)
Transfers out of level 3	80	1	102	39
Ending balance	$(3,010)	$(2,904)	$(3,010)	$(2,904)

Other secured financings
Beginning balance	$(507)	$(1,934)	$(551)	$(2,022)
Net unrealized gains/(losses)	(20)	17	(23)	39
Issuances	(30)	(165)	(30)	(32)
Settlements	86	643	133	576
Transfers into level 3	(22)	(106)	(22)	(106)
Transfers out of level 3	25	–	25	–
Ending balance	$(468)	$(1,545)	$(468)	$(1,545)

Unsecured short-term borrowings
Beginning balance	$(5,628)	$(6,159)	$(5,294)	$(5,589)
Net realized gains/(losses)	(23)	(6)	(47)	(18)
Net unrealized gains/(losses)	(456)	10	(357)	(53)
Issuances	(2,387)	(1,533)	(3,882)	(2,713)
Settlements	1,447	1,703	2,361	2,716
Transfers into level 3	(422)	(526)	(511)	(186)
Transfers out of level 3	356	1,957	617	1,289
Ending balance	$(7,113)	$(4,554)	$(7,113)	$(4,554)

Unsecured long-term borrowings
Beginning balance	$(12,507)	$(13,536)	$(13,379)	$(13,848)
Net realized gains/(losses)	(129)	(103)	(210)	(185)
Net unrealized gains/(losses)	(582)	408	(667)	694
Issuances	(2,573)	(1,059)	(5,118)	(2,090)
Settlements	985	1,016	1,567	2,835
Transfers into level 3	(696)	(728)	(477)	(1,419)
Transfers out of level 3	476	951	3,258	962
Ending balance	$(15,026)	$(13,051)	$(15,026)	$(13,051)

Other liabilities
Beginning balance	$(79)	$(69)	$(76)	$(79)
Net unrealized gains/(losses)	(10)	5	(13)	15
Ending balance	$(89)	$(64)	$(89)	$(64)
Level 3 Rollforward Commentary for the Three Months Ended June 2025. The net realized and unrealized losses on level 3 other financial liabilities of $1.26 billion (reflecting $156 million of net realized losses and $1.11 billion of net unrealized losses) for the three months ended June 2025 included losses of $1.13 billion reported in market making and $107 million reported in other principal transactions in the consolidated statements of earnings, and $26 million reported in debt valuation adjustment in the consolidated statements of comprehensive income.

The net unrealized losses on level 3 other financial liabilities for the three months ended June 2025 primarily reflected losses on certain hybrid financial instruments included in unsecured long- and short-term borrowings (principally due to the impact of an increase in equity prices and changes in foreign exchange rates).
Transfers into level 3 other financial liabilities during the three months ended June 2025 primarily reflected transfers of certain hybrid financial instruments included in unsecured long- and short-term borrowings from level 2 (principally due to reduced transparency of certain volatility inputs used to value these instruments).
Transfers out of level 3 other financial liabilities during the three months ended June 2025 primarily reflected transfers of certain hybrid financial instruments included in unsecured long- and short-term borrowings to level 2 (principally due to increased transparency of certain volatility inputs used to value these instruments).
Level 3 Rollforward Commentary for the Six Months Ended June 2025. The net realized and unrealized losses on level 3 other financial liabilities of $1.37 billion (reflecting $261 million of net realized losses and $1.11 billion of net unrealized losses) for the six months ended June 2025 included gains/(losses) of $(1.25) billion reported in market making and $(142) million reported in other principal transactions in the consolidated statements of earnings, and $18 million reported in debt valuation adjustment in the consolidated statements of comprehensive income.
The net unrealized losses on level 3 other financial liabilities for the six months ended June 2025 primarily reflected losses on certain hybrid financial instruments included in unsecured long- and short-term borrowings (principally due to the impact of an increase in equity prices, a decrease in interest rates and changes in foreign exchange rates).
Transfers into level 3 other financial liabilities during the six months ended June 2025 primarily reflected transfers of certain hybrid financial instruments included in unsecured short- and long-term borrowings from level 2 (principally due to reduced transparency of certain volatility inputs used to value these instruments).
Transfers out of level 3 other financial liabilities during the six months ended June 2025 primarily reflected transfers of certain hybrid financial instruments included in unsecured long-term borrowings to level 2 (principally due to increased transparency of certain credit spreads and volatility inputs used to value these instruments) and transfers of certain hybrid financial instruments included in unsecured short-term borrowings to level 2 (principally due to increased transparency of certain volatility inputs used to value these instruments).

31	Goldman Sachs June 2025 Form 10-Q

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
The table below presents a summary of trading assets and liabilities.

	Trading	Trading
$ in millions	Assets	Liabilities
As of June 2025
Trading cash instruments	$571,863	$182,766
Derivatives	56,226	70,428
Total	$628,089	$253,194
As of December 2024
Trading cash instruments	$523,216	$127,575
Derivatives	47,339	74,980
Total	$570,555	$202,555
See Note 5 for further information about trading cash instruments and Note 7 for further information about derivatives.

Goldman Sachs June 2025 Form 10-Q	32

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Gains and Losses from Market Making
The table below presents market making revenues by major product type.

	Three Months Ended June		Six Months Ended June
$ in millions	2025	2024	2025	2024
Interest rates	$3,621	$1,354	$8,031	$342
Credit	135	624	253	1,761
Currencies	(2,238)	997	(4,710)	3,873
Equities	3,078	1,006	6,020	3,414
Commodities	137	355	862	1,040
Total	$4,733	$4,336	$10,456	$10,430
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
Derivatives are reported on a net-by-counterparty basis (i.e., the net payable or receivable for derivative assets and liabilities for a given counterparty) when a legal right of setoff exists under an enforceable netting agreement (counterparty netting). Derivatives are accounted for at fair value, net of cash collateral received or posted under enforceable credit support agreements (cash collateral netting). Derivative assets are included in trading assets and derivative liabilities are included in trading liabilities. Realized and unrealized gains and losses on derivatives not designated as hedges are included in market making (for derivatives included in Fixed Income, Currency and Commodities (FICC) and Equities within Global Banking & Markets), and other principal transactions (for derivatives included in Investment banking fees and Other within Global Banking & Markets, as well as derivatives in Asset & Wealth Management) in the consolidated statements of earnings. For each of the three and six months ended June 2025 and June 2024, substantially all of the firm’s derivatives were included in Global Banking & Markets.

33	Goldman Sachs June 2025 Form 10-Q

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

	Fair Value as of
	June		December
	2025		2024
$ in millions	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Not accounted for as hedges
Exchange-traded	$4,452	$1,671	$2,706	$1,068
OTC-cleared	2,843	2,098	1,746	2,428
Bilateral OTC	157,989	121,635	152,083	121,515
Total interest rates	165,284	125,404	156,535	125,011
OTC-cleared	3,446	3,455	1,787	1,893
Bilateral OTC	10,796	9,438	9,650	8,137
Total credit	14,242	12,893	11,437	10,030
Exchange-traded	124	33	142	6
OTC-cleared	881	770	1,325	993
Bilateral OTC	97,124	97,967	112,838	113,608
Total currencies	98,129	98,770	114,305	114,607
Exchange-traded	5,813	6,010	5,563	5,917
OTC-cleared	511	636	558	650
Bilateral OTC	7,323	8,427	7,205	7,958
Total commodities	13,647	15,073	13,326	14,525
Exchange-traded	55,899	79,559	55,049	83,475
OTC-cleared	53	76	189	131
Bilateral OTC	34,822	52,400	24,941	44,900
Total equities	90,774	132,035	80,179	128,506
Subtotal	382,076	384,175	375,782	392,679
Accounted for as hedges
Bilateral OTC	193	8	201	8
Total interest rates	193	8	201	8
OTC-cleared	12	120	114	3
Bilateral OTC	6	343	255	5
Total currencies	18	463	369	8
Subtotal	211	471	570	16
Total gross fair value	$382,287	$384,646	$376,352	$392,695

Offset in the consolidated balance sheets
Exchange-traded	$(58,305)	$(58,305)	$(57,776)	$(57,776)
OTC-cleared	(6,699)	(6,699)	(4,867)	(4,867)
Bilateral OTC	(210,921)	(210,921)	(218,269)	(218,269)
Counterparty netting	(275,925)	(275,925)	(280,912)	(280,912)
OTC-cleared	(136)	(133)	(412)	(105)
Bilateral OTC	(50,000)	(38,160)	(47,689)	(36,698)
Cash collateral netting	(50,136)	(38,293)	(48,101)	(36,803)
Total amounts offset	$(326,061)	$(314,218)	$(329,013)	$(317,715)

Included in the consolidated balance sheets
Exchange-traded	$7,983	$28,968	$5,684	$32,690
OTC-cleared	911	323	440	1,126
Bilateral OTC	47,332	41,137	41,215	41,164
Total	$56,226	$70,428	$47,339	$74,980

Not offset in the consolidated balance sheets
Cash collateral	$(834)	$(1,826)	$(600)	$(1,271)
Securities collateral	(19,356)	(10,396)	(14,938)	(8,731)
Total	$36,036	$58,206	$31,801	$64,978

	Notional Amounts as of
	June	December
$ in millions	2025	2024
Not accounted for as hedges
Exchange-traded	$1,710,955	$2,332,117
OTC-cleared	17,925,503	12,571,690
Bilateral OTC	10,502,916	10,569,501
Total interest rates	30,139,374	25,473,308
Exchange-traded	351	322
OTC-cleared	939,736	660,181
Bilateral OTC	739,452	619,068
Total credit	1,679,539	1,279,571
Exchange-traded	9,567	9,264
OTC-cleared	665,359	429,858
Bilateral OTC	7,843,241	6,031,944
Total currencies	8,518,167	6,471,066
Exchange-traded	364,723	324,159
OTC-cleared	2,979	3,087
Bilateral OTC	198,368	183,174
Total commodities	566,070	510,420
Exchange-traded	2,122,929	1,868,855
OTC-cleared	1,178	1,475
Bilateral OTC	1,413,599	1,256,905
Total equities	3,537,706	3,127,235
Subtotal	44,440,856	36,861,600
Accounted for as hedges
OTC-cleared	291,215	246,765
Bilateral OTC	3,432	3,588
Total interest rates	294,647	250,353
OTC-cleared	5,183	5,041
Bilateral OTC	16,482	10,328
Total currencies	21,665	15,369
Subtotal	316,312	265,722
Total notional amounts	$44,757,168	$37,127,322
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
•Total gross fair value of derivatives included derivative assets of $8.26 billion as of June 2025 and $8.55 billion as of December 2024, and derivative liabilities of $11.55 billion as of June 2025 and $10.84 billion as of December 2024, which are not subject to an enforceable netting agreement or are subject to a netting agreement that the firm has not yet determined to be enforceable. Collateral in connection with such derivatives has not been netted.

Goldman Sachs June 2025 Form 10-Q	34

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
•Notional amounts, which represent the sum of gross long and short derivative contracts, provide an indication of the volume of the firm’s derivative activity and do not represent anticipated losses.
OTC Derivatives
The table below presents OTC derivative assets and liabilities by tenor and major product type.

$ in millions	Less than 1 Year	1 - 5 Years	Greater than 5 Years	Total
As of June 2025
Assets
Interest rates	$5,605	$9,617	$52,466	$67,688
Credit	1,160	3,297	1,953	6,410
Currencies	13,202	10,750	4,766	28,718
Commodities	2,127	1,844	515	4,486
Equities	8,232	3,815	1,779	13,826
Counterparty netting in tenors	(2,321)	(2,733)	(2,864)	(7,918)
Subtotal	$28,005	$26,590	$58,615	$113,210
Cross-tenor counterparty netting				(14,831)
Cash collateral netting				(50,136)
Total OTC derivative assets				$48,243

Liabilities
Interest rates	$5,464	$9,160	$15,778	$30,402
Credit	642	2,836	1,582	5,060
Currencies	16,861	6,438	6,594	29,893
Commodities	3,081	1,905	733	5,719
Equities	11,630	16,797	3,001	31,428
Counterparty netting in tenors	(2,321)	(2,733)	(2,864)	(7,918)
Subtotal	$35,357	$34,403	$24,824	$94,584
Cross-tenor counterparty netting				(14,831)
Cash collateral netting				(38,293)
Total OTC derivative liabilities				$41,460

As of December 2024
Assets
Interest rates	$5,880	$9,552	$46,625	$62,057
Credit	1,664	2,576	1,605	5,845
Currencies	17,249	8,280	5,387	30,916
Commodities	1,908	1,882	1,026	4,816
Equities	5,483	2,395	1,959	9,837
Counterparty netting in tenors	(2,681)	(2,683)	(4,271)	(9,635)
Subtotal	$29,503	$22,002	$52,331	$103,836
Cross-tenor counterparty netting				(14,080)
Cash collateral netting				(48,101)
Total OTC derivative assets				$41,655

Liabilities
Interest rates	$5,074	$10,858	$16,049	$31,981
Credit	999	2,474	963	4,436
Currencies	12,931	9,645	8,417	30,993
Commodities	2,012	2,448	1,201	5,661
Equities	11,435	15,113	3,189	29,737
Counterparty netting in tenors	(2,681)	(2,683)	(4,271)	(9,635)
Subtotal	$29,770	$37,855	$25,548	$93,173
Cross-tenor counterparty netting				(14,080)
Cash collateral netting				(36,803)
Total OTC derivative liabilities				$42,290
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

35	Goldman Sachs June 2025 Form 10-Q

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

The table below presents information about credit derivatives.

	Credit Spread on Underlier (basis points)
$ in millions	0 - 250	251 - 500	501 - 1,000	Greater than 1,000	Total
As of June 2025
Maximum Payout/Notional Amount of Written Credit Derivatives by Tenor
Less than 1 year	$179,898	$22,157	$549	$2,048	$204,652
1 - 5 years	526,978	25,928	8,225	5,576	566,707
Greater than 5 years	37,316	5,440	161	37	42,954
Total	$744,192	$53,525	$8,935	$7,661	$814,313

Maximum Payout/Notional Amount of Purchased Credit Derivatives
Offsetting	$615,218	$26,919	$8,391	$6,979	$657,507
Other	176,874	27,315	1,666	1,864	207,719
Total	$792,092	$54,234	$10,057	$8,843	$865,226
Fair Value of Written Credit Derivatives
Asset	$8,182	$1,364	$263	$66	$9,875
Liability	857	995	350	1,003	3,205
Net asset/(liability)	$7,325	$369	$(87)	$(937)	$6,670
As of December 2024
Maximum Payout/Notional Amount of Written Credit Derivatives by Tenor
Less than 1 year	$137,145	$23,875	$717	$3,041	$164,778
1 - 5 years	378,743	15,349	4,242	6,194	404,528
Greater than 5 years	29,196	2,457	471	64	32,188
Total	$545,084	$41,681	$5,430	$9,299	$601,494

Maximum Payout/Notional Amount of Purchased Credit Derivatives
Offsetting	$463,919	$20,691	$4,781	$8,264	$497,655
Other	165,662	11,721	1,879	1,160	180,422
Total	$629,581	$32,412	$6,660	$9,424	$678,077
Fair Value of Written Credit Derivatives
Asset	$6,429	$664	$31	$59	$7,183
Liability	985	314	307	1,138	2,744
Net asset/(liability)	$5,444	$350	$(276)	$(1,079)	$4,439
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
•Other purchased credit derivatives represent the notional amount of all other purchased credit derivatives not included in offsetting.
•Written and purchased credit derivatives primarily consist of credit default swaps.

Goldman Sachs June 2025 Form 10-Q	36

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
The table below presents information about CVA and FVA.

	Three Months Ended June		Six Months Ended June
$ in millions	2025	2024	2025	2024
CVA, net of hedges	$31	$86	$170	$27
FVA, net of hedges	31	(8)	29	119
Total	$62	$78	$199	$146
Bifurcated Embedded Derivatives
The table below presents the fair value and the notional amount of derivatives that have been bifurcated from their related borrowings.

	As of
	June	December
$ in millions	2025	2024
Fair value of assets	$435	$467
Fair value of liabilities	(243)	(175)
Net asset/(liability)	$192	$292
Notional amount	$8,836	$8,106
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

	As of
	June	December
$ in millions	2025	2024
Net derivative liabilities under bilateral agreements	$32,220	$31,575
Collateral posted	$20,548	$20,262
Additional collateral or termination payments:
One-notch downgrade	$206	$315
Two-notch downgrade	$1,532	$1,200
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

37	Goldman Sachs June 2025 Form 10-Q

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
The table below presents the gains/(losses) from interest rate derivatives accounted for as hedges and the related hedged items.

	Three Months Ended June		Six Months Ended June
$ in millions	2025	2024	2025	2024
Investments
Interest rate hedges	$(226)	$13	$(606)	$204
Hedged investments	235	(14)	631	(202)
Gains/(losses)	$9	$(1)	$25	$2

Borrowings and deposits
Interest rate hedges	$1,189	$(71)	$3,098	$(1,926)
Hedged borrowings and deposits	(1,281)	(22)	(3,245)	1,740
Gains/(losses)	$(92)	$(93)	$(147)	$(186)
The table below presents the carrying value of investments, deposits and unsecured borrowings that are designated in an interest rate hedging relationship and the related cumulative hedging adjustment (increase/(decrease)) from current and prior hedging relationships included in such carrying values.

$ in millions	Carrying Value	Cumulative Hedging Adjustment
As of June 2025
Assets
Investments	$48,490	$435

Liabilities
Deposits	$1,400	$(30)
Unsecured short-term borrowings	$7,384	$(70)
Unsecured long-term borrowings	$143,527	$(7,686)

As of December 2024
Assets
Investments	$34,755	$(279)

Liabilities
Deposits	$1,840	$(52)
Unsecured short-term borrowings	$14,720	$(113)
Unsecured long-term borrowings	$130,161	$(10,757)
In the table above:
•Cumulative hedging adjustment included $(5.51) billion as of June 2025 and $(5.81) billion as of December 2024 of hedging adjustments from prior hedging relationships that were de-designated and substantially all were related to unsecured long-term borrowings.
•The amortized cost of investments was $48.84 billion as of June 2025 and $35.29 billion as of December 2024.
In addition, cumulative hedging adjustments for items no longer designated in a hedging relationship were not material as of both June 2025 and December 2024.
The firm designates certain foreign currency forward contracts as fair value hedges of the foreign exchange risk of non-U.S. government securities classified as available-for-sale. See Note 8 for information about the amortized cost and fair value of such securities. The effectiveness of such hedges is assessed based on changes in spot rates. The gains/(losses) on the hedges (relating to both spot and forward points) and the foreign exchange gains/(losses) on the related available-for-sale securities are included in market making. The net gains/(losses) on hedges and the related hedged available-for-sale securities were $4 million (reflecting a loss of $325 million related to hedges and a gain of $329 million on the related hedged available-for-sale securities) for the three months ended June 2025 and were $(5) million (reflecting a loss of $509 million related to hedges and a gain of $504 million on the related hedged available-for-sale securities) for the six months ended June 2025. The gross and net gains/(losses) on hedges and the related hedged available-for-sale securities were not material for both the three and six months ended June 2024.
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
The table below presents the gains/(losses) from net investment hedging.

	Three Months Ended June		Six Months Ended June
$ in millions	2025	2024	2025	2024
Hedges:
Foreign currency forward contracts	$(792)	$335	$(1,202)	$507
Foreign currency-denominated debt	$(1,852)	$236	$(2,763)	$969
Gains or losses on individual net investments in non-U.S. operations are reclassified from accumulated other comprehensive income/(loss) to earnings when such net investments are sold or substantially liquidated. The gross and net gains/(losses) reclassified to earnings from accumulated other comprehensive income/(loss) were not material for each of the three and six months ended June 2025 and June 2024.

Goldman Sachs June 2025 Form 10-Q	38

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
The firm had designated $23.45 billion as of June 2025 and $22.10 billion as of December 2024 of foreign currency-denominated debt, included in unsecured long- and short-term borrowings, as hedges of net investments in non-U.S. subsidiaries.
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
The gains/(losses) included within other comprehensive income/(loss) and the gains/(losses) reclassified to earnings from accumulated other comprehensive income/(loss) related to cash flow hedges were not material for both the three and six months ended June 2025 and are not expected to be material for the next 12 months. The maximum length of time over which the forecasted cash flows are hedged is approximately one year.
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
The table below presents information about investments.

	As of
	June	December
$ in millions	2025	2024
Available-for-sale securities, at fair value	$103,407	$79,458
Held-to-maturity securities	72,612	78,713

Equity securities, at fair value	14,060	13,832
Debt instruments, at fair value	11,275	11,452
Equity-method investments	1,088	1,059
Total other investments	26,423	26,343
Total investments	$202,442	$184,514
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
The table below presents information about available-for-sale securities by type and tenor.

$ in millions	Amortized Cost	Fair Value
As of June 2025
Less than 1 year	$3,106	$3,069
1 year to 5 years	87,168	87,164
5 years to 10 years	7,038	6,982
Greater than 10 years	4	4
Total U.S. government and agency obligations	97,316	97,219

1 year to 5 years	5,609	5,339
5 years to 10 years	873	849
Total non-U.S. government obligations	6,482	6,188
Total available-for-sale securities	$103,798	$103,407
As of December 2024
Less than 1 year	$21,176	$21,011
1 year to 5 years	48,564	47,931
5 years to 10 years	6,620	6,468
Total U.S. government obligations	76,360	75,410

1 year to 5 years	4,224	3,893
5 years to 10 years	193	155
Total non-U.S. government obligations	4,417	4,048
Total available-for-sale securities	$80,777	$79,458
In the table above:
•The weighted average yield for available-for-sale securities was 3.75% as of June 2025 and 3.29% as of December 2024. The weighted average yield is presented on a pre-tax basis and computed using the effective interest rate of each security at the end of the period, weighted based on the fair value of each security. The effective interest rate considers the contractual coupon, the amortization of premiums and accretion of discounts, and excludes the effect of related hedges.
•Substantially all available-for-sale securities were classified in level 1 of the fair value hierarchy.

39	Goldman Sachs June 2025 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
•If the fair value of available-for-sale securities is less than amortized cost, such securities are considered impaired. If the firm has the intent to sell the debt security, or if it is more likely than not that the firm will be required to sell the debt security before recovery of its amortized cost, the difference between the amortized cost (net of allowance, if any) and the fair value of the securities is recognized as an impairment loss in earnings. The firm did not record any such impairment losses during each of the three and six months ended June 2025 and June 2024. Impaired available-for-sale debt securities that the firm has the intent and ability to hold are reviewed to determine if an allowance for credit losses should be recorded. The firm considers various factors in such determination, including market conditions, changes in issuer credit ratings and severity of the unrealized losses. The firm did not record any provision for credit losses on such securities during each of the three and six months ended June 2025 and June 2024.
The table below presents information about available-for-sale securities in an unrealized loss position by aging category.

$ in millions	Less than 12 months	12 months or longer	Total
As of June 2025
Fair value:
U.S. government and agency obligations	$41,733	$15,440	$57,173
Non-U.S. government obligations	1,162	3,450	4,612
Total	$42,895	$18,890	$61,785

Gross unrealized losses:
U.S. government and agency obligations	$(143)	$(347)	$(490)
Non-U.S. government obligations	(4)	(302)	(306)
Total	$(147)	$(649)	$(796)

As of December 2024
Fair value:
U.S. government obligations	$31,032	$18,732	$49,764
Non-U.S. government obligations	1,674	2,363	4,037
Total	$32,706	$21,095	$53,801

Gross unrealized losses:
U.S. government obligations	$(383)	$(630)	$(1,013)
Non-U.S. government obligations	(16)	(353)	(369)
Total	$(399)	$(983)	$(1,382)
The gross unrealized gains included in accumulated other comprehensive income/(loss) for available-for-sale securities were $405 million as of June 2025 and were not material as of December 2024. Net unrealized gains included in other comprehensive income/(loss) for available-for-sale securities were $370 million ($273 million, net of tax) for the three months ended June 2025, $198 million ($147 million, net of tax) for the three months ended June 2024, $928 million ($693 million, net of tax) for the six months ended June 2025 and $351 million ($262 million, net of tax) for the six months ended June 2024.
The gross realized gains and gross realized losses relating to the sales of available-for-sale securities were not material for each of the three and six months ended June 2025 and June 2024. The specific identification method is used to determine realized gains on available-for-sale securities.
Held-to-Maturity Securities
Held-to-maturity securities are accounted for at amortized cost.
The table below presents information about held-to-maturity securities by type and tenor.

$ in millions	Amortized Cost	Fair Value
As of June 2025
Less than 1 year	$10,684	$10,630
1 year to 5 years	37,765	37,914
Total government obligations	48,449	48,544

Greater than 10 years	23,961	24,077
Total U.S. agency obligations	23,961	24,077

Greater than 10 years	202	203
Total securities backed by real estate	202	203
Total held-to-maturity securities	$72,612	$72,824
As of December 2024
Less than 1 year	$15,449	$15,409
1 year to 5 years	42,420	41,939
Total government obligations	57,869	57,348

Greater than 10 years	20,637	20,482
Total U.S. agency obligations	20,637	20,482

1 year to 5 years	2	2
Greater than 10 years	205	206
Total securities backed by real estate	207	208
Total held-to-maturity securities	$78,713	$78,038
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
•The weighted average yield for held-to-maturity securities was 4.24% as of June 2025 and 4.09% as of December 2024. The weighted average yield is presented on a pre-tax basis and computed using the effective interest rate of each security at the end of the period, weighted based on the amortized cost of each security. The effective interest rate considers the contractual coupon and the amortization of premiums and accretion of discounts.
•The gross unrealized gains were $493 million as of June 2025 and $121 million as of December 2024. The gross unrealized losses were $281 million as of June 2025 and $796 million as of December 2024.

Goldman Sachs June 2025 Form 10-Q	40

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
•Held-to-maturity securities are reviewed to determine if an allowance for credit losses should be recorded in the consolidated statements of earnings. The firm considers various factors in such determination, including market conditions, changes in issuer credit ratings, historical credit losses and sovereign guarantees. Provision for credit losses on such securities was not material during each of the three and six months ended June 2025 and June 2024.
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
The table below presents information about equity securities, at fair value.

	As of
	June	December
$ in millions	2025	2024
Equity securities, at fair value	$14,060	$13,832

Equity Type
Public equity	4%	6%
Private equity	96%	94%
Total	100%	100%

Asset Class
Corporate	76%	75%
Real estate	24%	25%
Total	100%	100%
In the table above:
•Equity securities, at fair value included investments accounted for at fair value under the fair value option where the firm would otherwise apply the equity method of accounting of $4.83 billion as of June 2025 and $5.04 billion as of December 2024. Losses recognized as a result of changes in the fair value of equity securities for which the fair value option was elected were $79 million for the three months ended June 2025, $59 million for the three months ended June 2024, $60 million for the six months ended June 2025 and $122 million for the six months ended June 2024. These losses are included in other principal transactions.
•Equity securities, at fair value includes investments in private equity, real estate and hedge funds that are measured at NAV.
•Equity securities, at fair value subject to contractual sale restrictions were not material as of both June 2025 and December 2024.

Debt Instruments, at Fair Value. Debt instruments, at fair value primarily includes mezzanine, senior and distressed debt.
The table below presents information about debt instruments, at fair value.

	As of
	June	December
$ in millions	2025	2024
Corporate debt securities	$7,387	$7,276
Securities backed by real estate	522	569
Money market instruments	1,880	1,780
Other	1,486	1,827
Total	$11,275	$11,452
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

41	Goldman Sachs June 2025 Form 10-Q

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
The table below presents the fair value of investments in funds at NAV and the related unfunded commitments.

$ in millions	Fair Value of Investments	Unfunded Commitments
As of June 2025
Private equity funds	$539	$437
Credit funds	1,075	353
Hedge funds	31	–
Real estate funds	376	159
Total	$2,021	$949

As of December 2024
Private equity funds	$881	$432
Credit funds	1,281	364
Hedge funds	31	–
Real estate funds	354	159
Total	$2,547	$955
Note 9.
Loans
Loans includes (i) loans held for investment that are accounted for at amortized cost net of allowance for loan losses or at fair value under the fair value option and (ii) loans held for sale that are accounted for at the lower of cost or fair value. Interest on loans is recognized over the life of the loan and is recorded on an accrual basis.

The table below presents information about loans.

$ in millions	Amortized Cost	Fair Value	Held For Sale	Total
As of June 2025
Loan Type
Corporate	$30,274	$450	$1,773	$32,497
Commercial real estate	31,761	430	972	33,163
Residential real estate	25,983	3,484	–	29,467
Securities-based	17,695	–	–	17,695
Other collateralized	84,349	1,200	303	85,852
Credit cards	19,275	–	1,634	20,909
Other	2,006	52	85	2,143
Total loans, gross	211,343	5,616	4,767	221,726
Allowance for loan losses	(4,537)	–	–	(4,537)
Total loans	$206,806	$5,616	$4,767	$217,189

As of December 2024
Loan Type
Corporate	$28,689	$467	$816	$29,972
Commercial real estate	28,899	424	466	29,789
Residential real estate	22,243	3,726	–	25,969
Securities-based	16,477	–	–	16,477
Other collateralized	74,008	783	316	75,107
Credit cards	19,615	–	1,788	21,403
Other	1,950	60	139	2,149
Total loans, gross	191,881	5,460	3,525	200,866
Allowance for loan losses	(4,666)	–	–	(4,666)
Total loans	$187,215	$5,460	$3,525	$196,200
Beginning in the first quarter of 2025, as a result of a decrease in the balance of installment loans (due to the sales of GreenSky and the seller financing loan portfolio in 2024), the remaining installment loans originated by the firm are included in other loans. Previously, such loans were disclosed separately in the table above. The carrying value of installment loans was $38 million as of June 2025 and $70 million as of December 2024. Prior period amounts have been conformed to the current presentation.
In the table above:
•Loans held for investment that are accounted for at amortized cost include net deferred fees and costs, and unamortized premiums and discounts, which are amortized over the life of the loan. These amounts were less than 1% of loans accounted for at amortized cost as of both June 2025 and December 2024.
•Substantially all loans had floating interest rates as of both June 2025 and December 2024.
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

Goldman Sachs June 2025 Form 10-Q	42

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

43	Goldman Sachs June 2025 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
The table below presents gross loans by an internally determined public rating agency equivalent or other credit metrics and the concentration of secured and unsecured loans.

$ in millions	Investment-Grade	Non-Investment- Grade	Other Metrics/Unrated	Total
As of June 2025
Accounting Method
Amortized cost	$125,703	$52,010	$33,630	$211,343
Fair value	566	1,486	3,564	5,616
Held for sale	555	2,507	1,705	4,767
Total	$126,824	$56,003	$38,899	$221,726
Loan Type
Corporate	$8,426	$24,070	$1	$32,497
Real estate:
Commercial	20,105	13,056	2	33,163
Residential	13,081	3,137	13,249	29,467
Securities-based	12,976	821	3,898	17,695
Other collateralized	70,419	14,702	731	85,852
Credit cards	–	–	20,909	20,909
Other	1,817	217	109	2,143
Total	$126,824	$56,003	$38,899	$221,726

Secured	94%	91%	45%	85%
Unsecured	6%	9%	55%	15%
Total	100%	100%	100%	100%
As of December 2024
Accounting Method
Amortized cost	$113,986	$45,595	$32,300	$191,881
Fair value	505	856	4,099	5,460
Held for sale	869	745	1,911	3,525
Total	$115,360	$47,196	$38,310	$200,866
Loan Type
Corporate	$8,601	$21,370	$1	$29,972
Real estate:
Commercial	18,175	11,514	100	29,789
Residential	10,227	3,375	12,367	25,969
Securities-based	12,662	320	3,495	16,477
Other collateralized	63,896	10,442	769	75,107
Credit cards	–	–	21,403	21,403
Other	1,799	175	175	2,149
Total	$115,360	$47,196	$38,310	$200,866

Secured	93%	90%	43%	83%
Unsecured	7%	10%	57%	17%
Total	100%	100%	100%	100%

In the table above:
•Substantially all residential real estate loans included in the other metrics/unrated category consists of loans extended to wealth management clients. As of both June 2025 and December 2024, substantially all of such loans had a loan-to-value ratio of less than 80% and were performing in accordance with the contractual terms. Additionally, as of both June 2025 and December 2024, the vast majority of such loans had a FICO credit score of greater than 740.
•The vast majority of securities-based loans included in the other metrics/unrated category had a loan-to-value ratio of less than 80% and were performing in accordance with the contractual terms as of both June 2025 and December 2024.
•For credit card loans included in the other metrics/unrated category, the evaluation of credit quality incorporates the borrower’s FICO credit score. FICO credit scores are periodically refreshed by the firm to assess the updated creditworthiness of the borrower. See “Vintage” below for information about credit card loans by FICO credit scores.
The firm also assigns a regulatory risk rating to its loans based on the definitions provided by the U.S. federal bank regulatory agencies. Total loans included 95% of loans as of June 2025 and 93% of loans as of December 2024 that were rated pass/non-criticized.

Goldman Sachs June 2025 Form 10-Q	44

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Vintage. The tables below present gross loans accounted for at amortized cost (excluding credit card loans) by an internally determined public rating agency equivalent or other credit metrics and origination year for term loans.

	As of June 2025
$ in millions	Investment- Grade	Non-Investment- Grade	Other Metrics/ Unrated	Total
2025	$426	$2,119	$–	$2,545
2024	1,237	2,052	–	3,289
2023	719	1,121	–	1,840
2022	1,114	1,555	–	2,669
2021	168	1,971	–	2,139
2020 or earlier	625	2,277	–	2,902
Revolving	3,925	10,878	1	14,804
Revolving converted to term	–	86	–	86
Corporate	8,214	22,059	1	30,274
2025	1,606	1,297	–	2,903
2024	3,667	1,764	–	5,431
2023	1,245	912	–	2,157
2022	1,052	1,491	–	2,543
2021	439	1,799	–	2,238
2020 or earlier	901	1,393	–	2,294
Revolving	10,622	2,992	2	13,616
Revolving converted to term	201	378	–	579
Commercial real estate	19,733	12,026	2	31,761
2025	375	242	1,531	2,148
2024	1,164	16	1,615	2,795
2023	138	95	1,326	1,559
2022	88	43	2,456	2,587
2021	23	114	2,525	2,662
2020 or earlier	–	20	312	332
Revolving	11,293	2,607	–	13,900
Residential real estate	13,081	3,137	9,765	25,983
2025	5	–	–	5
2024	2,222	38	–	2,260
2023	38	–	–	38
2022	5	–	–	5
Revolving	10,706	783	3,898	15,387
Securities-based	12,976	821	3,898	17,695
2025	2,411	1,640	21	4,072
2024	3,682	3,408	96	7,186
2023	3,280	503	109	3,892
2022	986	137	33	1,156
2021	513	727	63	1,303
2020 or earlier	1,040	169	48	1,257
Revolving	56,003	7,172	310	63,485
Revolving converted to term	1,998	–	–	1,998
Other collateralized	69,913	13,756	680	84,349
2025	172	7	–	179
2024	256	37	–	293
2023	81	10	–	91
2022	34	1	–	35
2021	15	–	9	24
2020 or earlier	–	3	–	3
Revolving	1,228	153	–	1,381
Other	1,786	211	9	2,006
Total	$125,703	$52,010	$14,355	$192,068
Percentage of total	66%	27%	7%	100%

	As of December 2024
$ in millions	Investment- Grade	Non-Investment- Grade	Other Metrics/ Unrated	Total
2024	$1,447	$2,545	$–	$3,992
2023	1,522	1,446	–	2,968
2022	727	2,084	1	2,812
2021	215	2,244	–	2,459
2020	102	1,287	–	1,389
2019 or earlier	376	1,910	–	2,286
Revolving	4,001	8,696	–	12,697
Revolving converted to term	–	86	–	86
Corporate	8,390	20,298	1	28,689
2024	2,988	1,669	27	4,684
2023	1,079	1,252	–	2,331
2022	1,018	1,664	–	2,682
2021	624	1,901	–	2,525
2020	273	766	–	1,039
2019 or earlier	972	738	18	1,728
Revolving	10,355	2,944	5	13,304
Revolving converted to term	201	405	–	606
Commercial real estate	17,510	11,339	50	28,899
2024	713	584	1,746	3,043
2023	224	9	1,414	1,647
2022	87	46	2,537	2,670
2021	21	122	2,598	2,741
2020	–	6	41	47
2019 or earlier	–	19	306	325
Revolving	9,182	2,588	–	11,770
Residential real estate	10,227	3,374	8,642	22,243
2024	1,528	78	16	1,622
2023	35	–	–	35
2022	5	–	–	5
2019 or earlier	–	22	–	22
Revolving	11,094	220	3,479	14,793
Securities-based	12,662	320	3,495	16,477
2024	5,033	2,009	151	7,193
2023	3,816	1,279	150	5,245
2022	910	144	42	1,096
2021	546	739	72	1,357
2020	854	566	26	1,446
2019 or earlier	196	45	25	266
Revolving	51,373	5,211	15	56,599
Revolving converted to term	710	96	–	806
Other collateralized	63,438	10,089	481	74,008
2024	257	73	–	330
2023	113	10	–	123
2022	36	6	–	42
2021	16	–	16	32
2020	–	2	–	2
Revolving	1,337	84	–	1,421
Other	1,759	175	16	1,950
Total	$113,986	$45,595	$12,685	$172,266
Percentage of total	66%	27%	7%	100%

45	Goldman Sachs June 2025 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
The table below presents gross credit card loans by refreshed FICO credit scores.

	As of
$ in millions	June 2025		December 2024
Refreshed FICO credit score
Greater than or equal to 660	$12,731	66%	$13,090	67%
Less than 660	6,544	34%	6,525	33%
Total	$19,275	100%	$19,615	100%
In the table above, credit card loans consist of revolving lines of credit.
Credit Concentrations. The table below presents the concentration of gross loans by region.

$ in millions	Carrying Value	Americas	EMEA	Asia	Total
As of June 2025
Corporate	$32,497	65%	25%	10%	100%
Commercial real estate	33,163	73%	22%	5%	100%
Residential real estate	29,467	93%	6%	1%	100%
Securities-based	17,695	76%	24%	–	100%
Other collateralized	85,852	82%	16%	2%	100%
Credit cards	20,909	100%	–	–	100%
Other	2,143	98%	2%	–	100%
Total	$221,726	81%	16%	3%	100%
As of December 2024
Corporate	$29,972	66%	26%	8%	100%
Commercial real estate	29,789	78%	18%	4%	100%
Residential real estate	25,969	94%	5%	1%	100%
Securities-based	16,477	76%	24%	–	100%
Other collateralized	75,107	86%	12%	2%	100%
Credit cards	21,403	100%	–	–	100%
Other	2,149	96%	4%	–	100%
Total	$200,866	83%	14%	3%	100%
In the table above:
•EMEA represents Europe, Middle East and Africa.
•The top five industry concentrations for corporate loans as of June 2025 were 26% for technology, media & telecommunications, 19% for diversified industrials, 15% for real estate, 10% for consumer & retail and 8% for financial institutions.
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
The table below presents information about past due loans.

$ in millions	30-89 days	90 days or more	Total
As of June 2025
Corporate	$–	$49	$49
Commercial real estate	–	339	339
Residential real estate	5	19	24
Securities-based	1	–	1
Other collateralized	65	10	75
Credit cards	404	388	792
Other	13	–	13
Total	$488	$805	$1,293
Total divided by gross loans at amortized cost			0.6%

As of December 2024
Corporate	$–	$15	$15
Commercial real estate	186	286	472
Residential real estate	3	18	21
Securities-based	6	–	6
Other collateralized	–	5	5
Credit cards	417	456	873
Total	$612	$780	$1,392
Total divided by gross loans at amortized cost			0.7%

Goldman Sachs June 2025 Form 10-Q	46

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
The table below presents information about nonaccrual loans.

	As of
	June	December
$ in millions	2025	2024
Corporate	$1,956	$1,977
Commercial real estate	995	800
Residential real estate	95	104
Securities-based	2	2
Other collateralized	464	757
Other	12	12
Total	$3,524	$3,652
Total divided by gross loans at amortized cost	1.7%	1.9%
In the table above:
•Nonaccrual loans included $417 million as of June 2025 and $322 million as of December 2024 of loans that were 30 days or more past due.
•Loans that were 90 days or more past due and still accruing were not material as of both June 2025 and December 2024.
•Allowance for loan losses as a percentage of total nonaccrual loans was 128.7% as of June 2025 and 127.8% as of December 2024.
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

The table below presents the carrying value of loans, as of both June 2025 and June 2024, that were modified during each of the three and six months ended June 2025 or June 2024.

	Three Months		Six Months
	Ended June		Ended June
$ in millions	2025	2024	2025	2024
Modified loans	$245	$463	$491	$673
In the table above:
•Loan modifications during each of the three and six months ended June 2025 and June 2024 were primarily in the form of term and payment extensions. The impact of these modifications was not material for each of the three and six months ended June 2025 and June 2024.
•Substantially all of the modified loans were related to corporate loans, commercial real estate loans and credit cards. Such modified loans represented approximately 1% of corporate loans (at amortized cost), and less than 1% of both commercial real estate loans (at amortized cost) and credit card loans (at amortized cost).
•Lending commitments related to modified loans were $149 million as of June 2025 and were $128 million as of June 2024.
•During both the six months ended June 2025 and June 2024, loans that defaulted after being modified were not material. Substantially all of the modified loans were performing in accordance with the modified contractual terms as of both June 2025 and June 2024.

47	Goldman Sachs June 2025 Form 10-Q

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
The table below presents gross loans and lending commitments accounted for at amortized cost by portfolio.

	As of
	June 2025		December 2024
$ in millions	Loans	Lending Commitments	Loans	Lending Commitments
Wholesale
Corporate	$30,274	$164,282	$28,689	$156,562
Commercial real estate	31,761	4,632	28,899	4,969
Residential real estate	25,983	1,830	22,243	1,742
Securities-based	17,695	733	16,477	1,542
Other collateralized	84,349	39,220	74,008	33,136
Other	2,006	879	1,950	872
Consumer
Credit cards	19,275	68,433	19,615	63,781
Total	$211,343	$280,009	$191,881	$262,604
In the table above, wholesale loans included $3.52 billion as of June 2025 and $3.65 billion as of December 2024 of nonaccrual loans for which the allowance for credit losses was measured on an asset-specific basis. The allowance for credit losses on these loans was $733 million as of June 2025 and $735 million as of December 2024. These loans included $1.02 billion as of June 2025 and $585 million as of December 2024 of loans which did not require a reserve as the loan was deemed to be recoverable.
See Note 18 for further information about lending commitments.

Goldman Sachs June 2025 Form 10-Q	48

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
The allowance for loan losses for wholesale loans that do not share similar risk characteristics, such as nonaccrual loans, is calculated using the present value of expected future cash flows discounted at the loan’s effective interest rate, the observable market price of the loan, or, in the case of collateral dependent loans, the fair value of the collateral less estimated costs to sell, if applicable. Wholesale loans are charged off against the allowance for loan losses when deemed to be uncollectible.
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
Credit card loans are charged off when they are 180 days past due.

Allowance for Credit Losses Rollforward
The table below presents information about the allowance for credit losses.

$ in millions	Wholesale	Consumer	Total
Three Months Ended June 2025
Allowance for loan losses
Beginning balance	$2,060	$2,448	$4,508
Charge-offs	(6)	(329)	(335)
Recoveries	4	41	45
Net (charge-offs)/recoveries	(2)	(288)	(290)
Provision	34	307	341
Other	(22)	–	(22)
Ending balance	$2,070	$2,467	$4,537

Allowance ratio	1.1%	12.8%	2.1%
Net charge-off ratio	–	6.1%	0.6%
Allowance for losses on lending commitments
Beginning balance	$707	$–	$707
Provision	40	–	40
Other	2	–	2
Ending balance	$749	$–	$749

Three Months Ended June 2024
Allowance for loan losses
Beginning balance	$2,546	$2,356	$4,902
Charge-offs	(28)	(387)	(415)
Recoveries	32	24	56
Net (charge-offs)/recoveries	4	(363)	(359)
Provision	(128)	395	267
Other	(2)	–	(2)
Ending balance	$2,420	$2,388	$4,808

Allowance ratio	1.5%	13.5%	2.7%
Net charge-off ratio	–	8.4%	0.8%
Allowance for losses on lending commitments
Beginning balance	$633	$–	$633
Provision	18	–	18
Other	1	–	1
Ending balance	$652	$–	$652

Six Months Ended June 2025
Allowance for loan losses
Beginning balance	$2,099	$2,567	$4,666
Charge-offs	(66)	(686)	(752)
Recoveries	10	76	86
Net (charge-offs)/recoveries	(56)	(610)	(666)
Provision	101	510	611
Other	(74)	–	(74)
Ending balance	$2,070	$2,467	$4,537

Allowance ratio	1.1%	12.8%	2.1%
Net charge-off ratio	0.1%	6.4%	0.7%
Allowance for losses on lending commitments
Beginning balance	$674	$–	$674
Provision	72	–	72
Other	3	–	3
Ending balance	$749	$–	$749

Six Months Ended June 2024
Allowance for loan losses
Beginning balance	$2,576	$2,474	$5,050
Charge-offs	(56)	(773)	(829)
Recoveries	42	48	90
Net (charge-offs)/recoveries	(14)	(725)	(739)
Provision	(115)	639	524
Other	(27)	–	(27)
Ending balance	$2,420	$2,388	$4,808

Allowance ratio	1.5%	13.5%	2.7%
Net charge-off ratio	–	8.3%	0.8%
Allowance for losses on lending commitments
Beginning balance	$620	$–	$620
Provision	32	–	32
Ending balance	$652	$–	$652

49	Goldman Sachs June 2025 Form 10-Q

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
Forecast Model Inputs as of June 2025
When modeling expected credit losses, the firm employs a weighted, multi-scenario forecast, which includes baseline, favorable and adverse economic scenarios. During the first quarter of 2025, the firm had incorporated an additional scenario to the forecast model, which reflected a sharper slowdown in U.S. GDP and higher inflation (relative to the baseline scenario) as a result of tariffs. During the second quarter of 2025, the firm incorporated the factors from the additional scenario into the baseline economic scenario, and therefore, removed the additional scenario from the multi-scenario forecast. As of June 2025, this multi-scenario forecast was weighted towards the baseline and adverse economic scenarios.
The table below presents the forecasted U.S. unemployment and U.S. GDP growth rates used in the baseline economic scenario of the forecast model.

As of June 2025
U.S. unemployment rate
Forecast for the quarter ended:
December 2025	4.7%
June 2026	4.6%
December 2026	4.4%

U.S. GDP rate
Forecast for the year:
2025	1.5%
2026	1.3%
2027	1.8%
In the table above:
•U.S. unemployment rate represents the rate forecasted as of the respective quarter-end.
•U.S. GDP rate represents the year-over-year growth rate forecasted for the respective years.
The adverse economic scenario of the forecast model reflects a global recession, resulting in an economic contraction and rising unemployment rates. In this scenario, the U.S. unemployment rate peaks at 7.4% (during the third quarter of 2026) and the maximum decline in quarterly U.S. GDP relative to the second quarter of 2025 is 3.0% (which occurs during the second quarter of 2026).
In the multi-scenario forecast, the weighted average peak U.S. unemployment rate is 5.5% (during the third quarter of 2026) and the largest difference in quarterly U.S. GDP between the baseline scenario and the weighted average is 1.5% (which occurs during the fourth quarter of 2026).
While the U.S. unemployment and U.S. GDP growth rates are significant inputs to the forecast model, the model contemplates a variety of other inputs across a range of scenarios to provide a forecast of future economic conditions. Given the complex nature of the forecasting process, no single economic variable can be viewed in isolation and independently of other inputs.
Allowance for Credit Losses Commentary
Three Months Ended June 2025. The allowance for credit losses increased by $71 million during the three months ended June 2025, reflecting growth in the credit card and wholesale portfolios.
Charge-offs for the three months ended June 2025 for wholesale loans were not material.
Six Months Ended June 2025. The allowance for credit losses decreased by $54 million during the six months ended June 2025, primarily reflecting a reserve release due to lower balances in credit card loans resulting from seasonal repayments.
Charge-offs for the six months ended June 2025 for wholesale loans were not material.
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

Goldman Sachs June 2025 Form 10-Q	50

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Estimated Fair Value
The table below presents the estimated fair value of loans that are not accounted for at fair value and in what level of the fair value hierarchy they would have been classified if they had been included in the firm’s fair value hierarchy.

	Carrying Value	Estimated Fair Value
$ in millions		Level 2	Level 3	Total
As of June 2025
Amortized cost	$206,806	$106,727	$101,706	$208,433
Held for sale	$4,767	$3,866	$920	$4,786
As of December 2024
Amortized cost	$187,215	$99,790	$89,540	$189,330
Held for sale	$3,525	$2,928	$600	$3,528
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

	Three Months Ended June		Six Months Ended June
$ in millions	2025	2024	2025	2024
Unsecured short-term borrowings	$(2,229)	$(274)	$(1,812)	$(1,190)
Unsecured long-term borrowings	(2,652)	(502)	(3,936)	(1,074)
Other	(276)	(66)	(481)	(209)
Total	$(5,157)	$(842)	$(6,229)	$(2,473)
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

51	Goldman Sachs June 2025 Form 10-Q

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
Long-Term Debt Instruments
The difference between the aggregate contractual principal amount and the related fair value of long-term other secured financings, for which the fair value option was elected was not material as of both June 2025 and December 2024.
The aggregate contractual principal amount of unsecured long-term borrowings, for which the fair value option was elected, exceeded the related fair value by $3.28 billion as of June 2025 and $4.23 billion as of December 2024.
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

	Three Months Ended June		Six Months Ended June
$ in millions	2025	2024	2025	2024
Pre-tax DVA	$(214)	$361	$98	$(386)
After-tax DVA	$(162)	$268	$70	$(288)
In the table above:
•After-tax DVA is included in debt valuation adjustment in the consolidated statements of comprehensive income.
•The gains/(losses) reclassified to market making in the consolidated statements of earnings from accumulated other comprehensive income/(loss) upon extinguishment of such financial liabilities were not material for each of the three and six months ended June 2025 and June 2024.
Loans and Lending Commitments
The table below presents the difference between the aggregate fair value and the aggregate contractual principal amount for loans (included in trading assets and loans in the consolidated balance sheets) for which the fair value option was elected.

	As of
	June	December
$ in millions	2025	2024
Performing loans
Aggregate contractual principal in excess of fair value	$673	$965

Loans on nonaccrual status and/or more than 90 days past due
Aggregate contractual principal in excess of fair value	$1,925	$2,402
Aggregate fair value	$1,741	$1,454
In the table above, the aggregate contractual principal amount of loans on nonaccrual status and/or more than 90 days past due (which excludes loans carried at zero fair value and considered uncollectible) exceeds the related fair value primarily because the firm regularly purchases loans, such as distressed loans, at values significantly below the contractual principal amounts.
The total contractual amount of unfunded lending commitments for which the fair value option was elected was $634 million as of June 2025 and $568 million as of December 2024, and the related fair value of these lending commitments was not material as of both June 2025 and December 2024. See Note 18 for further information about lending commitments.
Impact of Credit Spreads on Loans and Lending Commitments
The estimated net loss attributable to changes in instrument-specific credit spreads on loans and lending commitments for which the fair value option was elected was not material for each of the three and six months ended June 2025 and June 2024. The firm generally calculates the fair value of loans and lending commitments for which the fair value option is elected by discounting future cash flows at a rate which incorporates the instrument-specific credit spreads. For floating-rate loans and lending commitments, substantially all changes in fair value are attributable to changes in instrument-specific credit spreads, whereas for fixed-rate loans and lending commitments, changes in fair value are also attributable to changes in interest rates.

Goldman Sachs June 2025 Form 10-Q	52

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
Substantially all of the securities borrowed and loaned within Equities financing are recorded based on the amount of cash collateral advanced or received plus accrued interest. The firm also reviews such securities borrowed to determine if an allowance for credit losses should be recorded by taking into consideration the fair value of collateral received. As these agreements generally can be terminated on demand, they exhibit little, if any, sensitivity to changes in interest rates. Therefore, the carrying value of such agreements approximates fair value. As these agreements are not accounted for at fair value, they are not included in the firm’s fair value hierarchy in Notes 4 and 5. Had these agreements been included in the firm’s fair value hierarchy, they would have been classified in level 2 as of both June 2025 and December 2024.

53	Goldman Sachs June 2025 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Offsetting Arrangements
The table below presents resale and repurchase agreements and securities borrowed and loaned transactions included in the consolidated balance sheets, as well as the amounts not offset in the consolidated balance sheets.

	Assets		Liabilities
$ in millions	Resale agreements	Securities borrowed	Repurchase agreements	Securities loaned
As of June 2025
Included in the consolidated balance sheets
Gross carrying value	$353,558	$225,222	$429,926	$70,514
Counterparty netting	(199,709)	(11,947)	(199,709)	(11,947)
Total	153,849	213,275	230,217	58,567

Amounts not offset	(149,028)	(206,654)	(225,361)	(58,164)
Total	$4,821	$6,621	$4,856	$403
As of December 2024
Included in the consolidated balance sheets
Gross carrying value	$313,924	$205,259	$408,242	$66,674
Counterparty netting	(133,862)	(10,614)	(133,862)	(10,614)
Total	180,062	194,645	274,380	56,060

Amounts not offset	(176,390)	(187,474)	(270,150)	(55,910)
Total	$3,672	$7,171	$4,230	$150
In the table above:
•Substantially all of the gross carrying values of these arrangements are subject to enforceable netting agreements.
•Amounts not offset includes counterparty netting that does not meet the criteria for netting under U.S. GAAP and the fair value of securities collateral received or posted subject to enforceable credit support agreements. Where the firm has received or posted collateral under credit support agreements, but has not yet determined such agreements are enforceable, the related collateral has not been included in such amounts.
•Resale agreements included in the consolidated balance sheets of $153.85 billion as of June 2025 and $179.79 billion as of December 2024 and all repurchase agreements included in the consolidated balance sheets are carried at fair value under the fair value option. See Note 5 for further information about resale agreements and repurchase agreements accounted for at fair value.
•Securities borrowed included in the consolidated balance sheets of $51.23 billion as of June 2025 and $46.90 billion as of December 2024, and securities loaned included in the consolidated balance sheets of $11.24 billion as of June 2025 and $10.25 billion as of December 2024 were at fair value under the fair value option. See Note 5 for further information about securities borrowed and securities loaned accounted for at fair value.

Gross Carrying Value of Repurchase Agreements and Securities Loaned
The table below presents the gross carrying value of repurchase agreements and securities loaned by class of collateral pledged.

$ in millions	Repurchase agreements	Securities loaned
As of June 2025
Money market instruments	$480	$–
U.S. government and agency obligations	245,669	–
Non-U.S. government and agency obligations	145,597	591
Securities backed by commercial real estate	193	–
Securities backed by residential real estate	1,606	–
Corporate debt securities	14,136	191
State and municipal obligations	657	–
Other debt obligations	129	–
Equity securities	21,459	69,732
Total	$429,926	$70,514
As of December 2024
Money market instruments	$61	$–
U.S. government and agency obligations	276,341	–
Non-U.S. government and agency obligations	95,812	461
Securities backed by commercial real estate	407	–
Securities backed by residential real estate	1,154	–
Corporate debt securities	11,521	376
State and municipal obligations	573	–
Other debt obligations	289	–
Equity securities	22,084	65,837
Total	$408,242	$66,674
The table below presents the gross carrying value of repurchase agreements and securities loaned by maturity.

	As of June 2025
$ in millions	Repurchase agreements	Securities loaned
No stated maturity and overnight	$219,526	$42,452
2 - 30 days	88,941	1,690
31 - 90 days	47,334	2,183
91 days - 1 year	49,779	12,732
Greater than 1 year	24,346	11,457
Total	$429,926	$70,514
In the table above:
•Repurchase agreements and securities loaned that are repayable prior to maturity at the option of the firm are reflected at their contractual maturity dates.
•Repurchase agreements and securities loaned that are redeemable prior to maturity at the option of the holder are reflected at the earliest dates such options become exercisable.

Goldman Sachs June 2025 Form 10-Q	54

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
Other secured financings included nonrecourse arrangements. Nonrecourse other secured financings were $3.44 billion as of June 2025 and $3.74 billion as of December 2024.
The firm has elected to apply the fair value option to substantially all other secured financings because the use of fair value eliminates non-economic volatility in earnings that would arise from using different measurement attributes. See Note 5 for further information about other secured financings that are accounted for at fair value.
Other secured financings that are not recorded at fair value are recorded based on the amount of cash received plus accrued interest, which generally approximates fair value. As these financings are not accounted for at fair value, they are not included in the firm’s fair value hierarchy in Notes 4 and 5. Had these financings been included in the firm’s fair value hierarchy, substantially all would have been classified in level 3 as of both June 2025 and December 2024.
The table below presents information about other secured financings.

$ in millions	U.S. Dollar	Non-U.S. Dollar	Total
As of June 2025
Other secured financings:
Short-term	$9,202	$6,076	$15,278
Long-term	1,440	5,134	6,574
Total other secured financings	$10,642	$11,210	$21,852

Other secured financings collateralized by:
Financial instruments	$10,326	$8,969	$19,295
Other assets	$316	$2,241	$2,557
As of December 2024
Other secured financings:
Short-term	$16,333	$4,582	$20,915
Long-term	1,377	5,858	7,235
Total other secured financings	$17,710	$10,440	$28,150

Other secured financings collateralized by:
Financial instruments	$17,094	$8,644	$25,738
Other assets	$616	$1,796	$2,412

In the table above:
•Short-term other secured financings includes financings maturing within one year of the financial statement date and financings that are redeemable within one year of the financial statement date at the option of the holder.
•Other secured financings included $21.68 billion as of June 2025 and $27.99 billion as of December 2024 of financings accounted for at fair value under the fair value option.
•U.S. dollar-denominated long-term other secured financings had a weighted average interest rate of 6.98% as of June 2025 and 7.16% as of December 2024. These rates include the effect of hedging activities and excludes other secured financings held at fair value under the fair value option.
•All U.S. dollar denominated short-term and non-U.S. dollar denominated short- and long-term other secured financings were held at fair value under the fair value option.
•Total other secured financings included $2.59 billion as of June 2025 and $2.50 billion as of December 2024 related to transfers of financial assets accounted for as financings rather than sales. Such financings were collateralized by financial assets, primarily included in trading assets, of $2.63 billion as of June 2025 and $2.50 billion as of December 2024.
•Other secured financings collateralized by financial instruments included $17.06 billion as of June 2025 and $24.39 billion as of December 2024 of other secured financings collateralized by trading assets, investments and loans, and included $2.24 billion as of June 2025 and $1.35 billion as of December 2024 of other secured financings collateralized by financial instruments received as collateral and repledged.

55	Goldman Sachs June 2025 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
The table below presents other secured financings by maturity.

As of
$ in millions	June 2025
Other secured financings (short-term)	$15,278
Other secured financings (long-term):
2026	2,657
2027	1,454
2028	1,339
2029	148
2030	175
2031 - thereafter	801
Total other secured financings (long-term)	6,574
Total other secured financings	$21,852
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

	As of
	June	December
$ in millions	2025	2024
Collateral available to be delivered or repledged	$1,196,882	$1,038,740
Collateral that was delivered or repledged	$1,019,781	$912,863

The table below presents information about assets pledged.

	As of
	June	December
$ in millions	2025	2024
Pledged to counterparties that had the right to deliver or repledge
Trading assets	$165,004	$148,417

Pledged to counterparties that did not have the right to deliver or repledge
Trading assets	$189,300	$173,254
Investments	$9,822	$8,712
Loans	$11,907	$12,065
Other assets	$1,196	$1,590
The firm also segregates securities for regulatory and other purposes related to client activity. Such securities are segregated from trading assets and investments, as well as from securities received as collateral under resale agreements and securities borrowed transactions. Securities segregated by the firm were $50.63 billion as of June 2025 and $64.21 billion as of December 2024.
Note 12.
Other Assets
The table below presents other assets by type.

	As of
	June	December
$ in millions	2025	2024
Property, leasehold improvements and equipment	$7,795	$8,024
Goodwill	5,952	5,853
Identifiable intangible assets	888	847
Operating lease right-of-use assets	2,036	1,967
Income tax-related assets	11,005	9,131
Miscellaneous receivables and other	8,064	8,365
Total	$35,740	$34,187
Property, Leasehold Improvements and Equipment
Property, leasehold improvements and equipment is net of accumulated depreciation and amortization of $14.59 billion as of June 2025 and $13.64 billion as of December 2024. Property, leasehold improvements and equipment included $6.57 billion as of both June 2025 and December 2024 that the firm uses in connection with its operations. Substantially all of the remainder is held by investment entities, including VIEs, consolidated by the firm. Substantially all property and equipment is depreciated on a straight-line basis over the useful life of the asset. Leasehold improvements are amortized on a straight-line basis over the shorter of the useful life of the improvement or the term of the lease. Capitalized costs of software developed or obtained for internal use are amortized on a straight-line basis over three years.

Goldman Sachs June 2025 Form 10-Q	56

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
The firm tests property, leasehold improvements and equipment for impairment when events or changes in circumstances suggest that an asset’s or asset group’s carrying value may not be fully recoverable. To the extent the carrying value of an asset or asset group exceeds the projected undiscounted cash flows expected to result from the use and eventual disposal of the asset or asset group, the firm determines the asset or asset group is impaired and records an impairment equal to the difference between the estimated fair value and the carrying value of the asset or asset group. In addition, the firm will recognize an impairment prior to the sale of an asset or asset group if the carrying value of the asset or asset group exceeds its estimated fair value. Any impairments recognized are included in depreciation and amortization. The firm had impairments of $115 million during the three months ended June 2025, $99 million during the three months ended June 2024, $123 million during the six months ended June 2025 and $179 million during the six months ended June 2024, substantially all related to commercial real estate included in CIEs within Asset & Wealth Management.
Goodwill
Goodwill is the cost of acquired companies in excess of the fair value of net assets, including identifiable intangible assets, at the acquisition date.
The table below presents the carrying value of goodwill by reporting unit.

	As of
	June	December
$ in millions	2025	2024
Global Banking & Markets:
Investment banking	$267	$267
FICC	269	269
Equities	2,647	2,647
Asset & Wealth Management:
Asset management	1,460	1,361
Wealth management	1,309	1,309
Total	$5,952	$5,853
The increase in the carrying value of goodwill within Asset & Wealth Management from December 2024 to June 2025 reflected the impact of foreign currency translation adjustments.
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
There were no events or changes in circumstances during either the three or six months ended June 2025 that would indicate that it was more likely than not that the estimated fair value of each of the reporting units with goodwill did not exceed its respective carrying value as of June 2025.

57	Goldman Sachs June 2025 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Identifiable Intangible Assets
The table below presents information about identifiable intangible assets.

	As of
	June	December
$ in millions	2025	2024
Gross carrying value	$2,370	$2,269
Accumulated amortization	(1,482)	(1,422)
Net carrying value	$888	$847
In the table above:
•The increase in the gross carrying value of identifiable intangible assets from December 2024 to June 2025 reflected the impact of foreign currency translation adjustments.
•Substantially all of the firm’s identifiable intangible assets consist of customer lists, have finite useful lives and are amortized over their estimated useful lives generally using the straight-line method.
The tables below present information about the amortization of identifiable intangible assets.

	Three Months Ended June		Six Months Ended June
$ in millions	2025	2024	2025	2024
Amortization	$22	$33	$43	$59

As of
$ in millions	June 2025
Estimated future amortization
Remainder of 2025	$40
2026	$79
2027	$79
2028	$79
2029	$79
2030	$79

The firm tests identifiable intangible assets for impairment when events or changes in circumstances suggest that an asset’s or asset group’s carrying value may not be fully recoverable. To the extent the carrying value of an asset or asset group exceeds the projected undiscounted cash flows expected to result from the use and eventual disposal of the asset or asset group, the firm determines the asset or asset group is impaired and records an impairment equal to the difference between the estimated fair value and the carrying value of the asset or asset group. In addition, the firm will recognize an impairment prior to the sale of an asset or asset group if the carrying value of the asset or asset group exceeds its estimated fair value. There were no material impairments or write-downs during each of the three and six months ended June 2025 and June 2024.
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
An operating lease right-of-use asset is initially determined based on the operating lease liability, adjusted for initial direct costs, lease incentives and amounts paid at or prior to lease commencement. This amount is then amortized over the lease term. Right-of-use assets and operating lease liabilities recognized (in non-cash transactions for leases entered into or assumed) by the firm were $85 million for the three months ended June 2025, $39 million for the three months ended June 2024, $123 million for the six months ended June 2025 and $53 million for the six months ended June 2024. See Note 15 for information about operating lease liabilities.
For leases where the firm will derive no economic benefit from leased space that it has vacated or where the firm has shortened the term of a lease when space is no longer needed, the firm will record an impairment or accelerated amortization of right-of-use assets. There were no material impairments or accelerated amortizations during each of the three and six months ended June 2025 and June 2024.

Goldman Sachs June 2025 Form 10-Q	58

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Miscellaneous Receivables and Other
Miscellaneous receivables and other included:
•Investments in qualified affordable housing and renewable energy projects of $3.47 billion as of June 2025 and $3.46 billion as of December 2024. The firm receives tax credits for such investments. See Note 17 for further information about these investments.
•Assets classified as held for sale were $116 million as of June 2025 and $517 million as of December 2024. See below for further information.
Assets Held for Sale. Assets held for sale included $116 million as of June 2025 and $517 million as of December 2024 of assets that were primarily related to certain of the firm’s consolidated investments within Asset & Wealth Management. Substantially all of these assets consisted of property and equipment and were included in miscellaneous receivables and other within other assets.
During 2024, in connection with the planned transition of the GM credit card program to another issuer, the firm classified the GM credit card program (within Platform Solutions) as held for sale. The firm had previously classified the GM co-branded credit card loans as held for sale in 2023. The assets related to the GM credit card program consisted of the GM co-branded credit card portfolio (included in loans) of $1.6 billion as of June 2025 and $1.8 billion as of December 2024. See Note 9 for further information about loans classified as held for sale.
Note 13.
Deposits
The table below presents information about deposits.

	As of
	June	December
$ in millions	2025	2024
U.S. offices	$358,111	$341,711
Non-U.S. offices	108,032	91,302
Total	$466,143	$433,013

In the table above:
•Deposits include savings, demand and time deposits.
•All U.S. deposits were held at Goldman Sachs Bank USA (GS Bank USA). Substantially all non-U.S. deposits were held at Goldman Sachs International Bank (GSIB) and Goldman Sachs Bank Europe SE (GSBE).
•Substantially all deposits are interest-bearing.
The table below presents maturities of time deposits held in U..S. and non-U.S. offices.

	As of June 2025
$ in millions	U.S.	Non-U.S.	Total
Remainder of 2025	$47,748	$28,742	$76,490
2026	54,994	8,581	63,575
2027	4,968	254	5,222
2028	2,172	218	2,390
2029	1,469	211	1,680
2030	944	59	1,003
2031 - thereafter	1,314	5	1,319
Total	$113,609	$38,070	$151,679
In the table above:
•The aggregate amount of time deposits in denominations that met or exceeded the applicable insurance limits, or were otherwise not covered by insurance, were $22.78 billion in U.S. deposits and $37.37 billion in non-U.S. deposits.
•Time deposits included $70.25 billion as of June 2025 and $44.86 billion as of December 2024 of deposits accounted for at fair value under the fair value option. See Note 10 for further information about deposits accounted for at fair value.
The firm’s savings and demand deposits are recorded based on the amount of cash received plus accrued interest, which approximates fair value. In addition, the firm designates certain derivatives as fair value hedges to convert a portion of its time deposits not accounted for at fair value from fixed-rate obligations into floating-rate obligations. The carrying value of time deposits not accounted for at fair value approximated fair value as of both June 2025 and December 2024. As these savings and demand deposits and time deposits are not accounted for at fair value, they are not included in the firm’s fair value hierarchy in Notes 4 and 5. Had these deposits been included in the firm’s fair value hierarchy, they would have been classified in level 2 as of both June 2025 and December 2024.

59	Goldman Sachs June 2025 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Note 14.
Unsecured Borrowings
The table below presents information about unsecured borrowings.

	As of
	June	December
$ in millions	2025	2024
Unsecured short-term borrowings	$69,004	$69,709
Unsecured long-term borrowings	279,967	242,634
Total	$348,971	$312,343
Unsecured Short-Term Borrowings
Unsecured short-term borrowings includes the portion of unsecured long-term borrowings maturing within one year of the financial statement date and unsecured long-term borrowings that are redeemable within one year of the financial statement date at the option of the holder.
The firm accounts for certain hybrid financial instruments at fair value under the fair value option. See Note 10 for further information about unsecured short-term borrowings that are accounted for at fair value. In addition, the firm designates certain derivatives as fair value hedges to convert a portion of its unsecured short-term borrowings not accounted for at fair value from fixed-rate obligations into floating-rate obligations. The carrying value of unsecured short-term borrowings that are not recorded at fair value generally approximates fair value due to the short-term nature of the obligations. As these unsecured short-term borrowings are not accounted for at fair value, they are not included in the firm’s fair value hierarchy in Notes 4 and 5. Had these borrowings been included in the firm’s fair value hierarchy, substantially all would have been classified in level 2 as of both June 2025 and December 2024.
The table below presents information about unsecured short-term borrowings.

	As of
	June	December
$ in millions	2025	2024
Current portion of unsecured long-term borrowings	$30,555	$38,521
Hybrid financial instruments	35,296	29,130
Other unsecured short-term borrowings	3,153	2,058
Total unsecured short-term borrowings	$69,004	$69,709
Weighted average interest rate	5.42%	5.87%
In the table above, the weighted average interest rates for these borrowings include the effect of hedging activities and exclude unsecured short-term borrowings accounted for at fair value under the fair value option. See Note 7 for further information about hedging activities.

Unsecured Long-Term Borrowings
The table below presents information about unsecured long-term borrowings.

$ in millions	U.S. Dollar	Non-U.S. Dollar	Total
As of June 2025
Fixed-rate obligations	$138,282	$32,228	$170,510
Floating-rate obligations	70,378	39,079	109,457
Total	$208,660	$71,307	$279,967
As of December 2024
Fixed-rate obligations	$123,111	$28,321	$151,432
Floating-rate obligations	60,730	30,472	91,202
Total	$183,841	$58,793	$242,634
In the table above:
•Unsecured long-term borrowings consists principally of senior borrowings, which have maturities extending through 2061.
•Unsecured long-term borrowings included $109.78 billion as of June 2025 and $89.19 billion as of December 2024 of borrowings accounted for at fair value under the fair value option. The carrying value of unsecured long-term borrowings for which the firm did not elect the fair value option was $170.19 billion as of June 2025 and $153.44 billion as of December 2024. The estimated fair value of such unsecured long-term borrowings was $172.80 billion as of June 2025 and $156.31 billion as of December 2024. As these borrowings are not accounted for at fair value, they are not included in the firm’s fair value hierarchy in Notes 4 and 5. Had these borrowings been included in the firm’s fair value hierarchy, substantially all would have been classified in level 2 as of both June 2025 and December 2024.
•Floating-rate obligations includes equity-linked, credit-linked and indexed instruments. Floating interest rates are generally based on SOFR and Euro Interbank Offered Rate.
•U.S. dollar-denominated debt had interest rates ranging from 1.09% to 6.75% (with a weighted average rate of 4.25%) as of June 2025 and 0.86% to 6.75% (with a weighted average rate of 4.10%) as of December 2024. These rates exclude unsecured long-term borrowings accounted for at fair value under the fair value option.
•Non-U.S. dollar-denominated debt had interest rates ranging from 0.25% to 7.25% (with a weighted average rate of 2.01%) as of June 2025 and 0.25% to 7.25% (with a weighted average rate of 2.04%) as of December 2024. These rates exclude unsecured long-term borrowings accounted for at fair value under the fair value option.

Goldman Sachs June 2025 Form 10-Q	60

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
The table below presents unsecured long-term borrowings by maturity.

As of
$ in millions	June 2025
2026	$20,008
2027	47,572
2028	37,084
2029	33,403
2030	30,379
2031 - thereafter	111,521
Total	$279,967
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
•Unsecured long-term borrowings included $(7.71) billion of adjustments to the carrying value of certain unsecured long-term borrowings resulting from the application of hedge accounting by year of maturity as follows: $(99) million in 2026, $(620) million in 2027, $(613) million in 2028, $(612) million in 2029, $(630) million in 2030 and $(5.13) billion in 2031 and thereafter.
The firm designates certain derivatives as fair value hedges to convert a portion of fixed-rate unsecured long-term borrowings not accounted for at fair value into floating-rate obligations. See Note 7 for further information about hedging activities.

The table below presents unsecured long-term borrowings, after giving effect to such hedging activities.

	As of
	June	December
$ in millions	2025	2024
Fixed-rate obligations	$31,632	$25,666
Floating-rate obligations	248,335	216,968
Total	$279,967	$242,634
In the table above, the aggregate amounts of unsecured long-term borrowings had weighted average interest rates of 5.54% (4.31% related to fixed-rate obligations and 5.66% related to floating-rate obligations) as of June 2025 and 5.72% (4.39% related to fixed-rate obligations and 5.82% related to floating-rate obligations) as of December 2024. These rates exclude unsecured long-term borrowings accounted for at fair value under the fair value option.
Subordinated Borrowings
Unsecured long-term borrowings includes subordinated debt and junior subordinated debt. Subordinated debt that matures within one year is included in unsecured short-term borrowings. Junior subordinated debt is junior in right of payment to other subordinated borrowings, which are junior to senior borrowings. Subordinated debt had maturities ranging from 2025 to 2045 as of both June 2025 and December 2024.
The table below presents information about subordinated borrowings.

$ in millions	Par Amount	Carrying Value	Rate
As of June 2025
Subordinated debt	$12,233	$11,621	6.68%
Junior subordinated debt	968	1,030	5.93%
Total	$13,201	$12,651	6.63%
As of December 2024
Subordinated debt	$12,131	$11,217	6.89%
Junior subordinated debt	968	1,004	5.88%
Total	$13,099	$12,221	6.82%
In the table above, the rate is the weighted average interest rate for these borrowings (excluding borrowings accounted for at fair value under the fair value option), including the effect of fair value hedges used to convert fixed-rate obligations into floating-rate obligations. See Note 7 for further information about hedging activities.

61	Goldman Sachs June 2025 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Junior Subordinated Debt
In 2004, Group Inc. issued $2.84 billion of junior subordinated debt to Goldman Sachs Capital I, a Delaware statutory trust. Goldman Sachs Capital I issued $2.75 billion of guaranteed preferred beneficial interests (Trust Preferred securities) to third parties and $85 million of common beneficial interests to Group Inc. As of both June 2025 and December 2024, the outstanding par amount of junior subordinated debt held by Goldman Sachs Capital I was $968 million and the outstanding par amount of Trust Preferred securities and common beneficial interests issued by Goldman Sachs Capital I was $939 million and $29 million, respectively. Goldman Sachs Capital I is a wholly-owned finance subsidiary of the firm for regulatory and legal purposes but is not consolidated for accounting purposes.
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
Note 15.
Other Liabilities
The table below presents other liabilities by type.

	As of
	June	December
$ in millions	2025	2024
Compensation and benefits	$6,215	$8,770
Income tax-related liabilities	3,924	3,544
Operating lease liabilities	2,154	2,062
Noncontrolling interests	343	401
Employee interests in consolidated funds	13	16
Accrued expenses and other	10,068	9,427
Total	$22,717	$24,220

Operating Lease Liabilities
For leases longer than one year, the firm recognizes a right-of-use asset representing the right to use the underlying asset for the lease term, and a lease liability representing the liability to make payments. See Note 12 for information about operating lease right-of-use assets.
The table below presents information about operating lease liabilities.

$ in millions	Operating lease liabilities
As of June 2025
Remainder of 2025	$152
2026	360
2027	320
2028	280
2029	251
2030 - thereafter	1,394
Total undiscounted lease payments	2,757
Imputed interest	(603)
Total operating lease liabilities	$2,154

Weighted average remaining lease term	11 years
Weighted average discount rate	4.30%
As of December 2024
2025	$295
2026	315
2027	278
2028	252
2029	225
2030 - thereafter	1,298
Total undiscounted lease payments	2,663
Imputed interest	(601)
Total operating lease liabilities	$2,062

Weighted average remaining lease term	12 years
Weighted average discount rate	4.25%
In the table above, the weighted average discount rate represents the firm’s incremental borrowing rate as of the date of adoption of ASU No. 2016-02, “Leases (Topic 842),” for operating leases existing on the date of adoption and as of the lease inception date for leases entered into subsequent to the adoption of this ASU.
Operating lease costs were $120 million for the three months ended June 2025, $119 million for the three months ended June 2024, $234 million for the six months ended June 2025 and $242 million for the six months ended June 2024. Variable lease costs, which are included in operating lease costs, were not material for each of the three and six months ended June 2025 and June 2024. Total occupancy expenses for space held in excess of the firm’s current requirements were not material for each of the three and six months ended June 2025 and June 2024.
Lease payments relating to operating lease arrangements that were signed but had not yet commenced were $1.26 billion as of June 2025.

Goldman Sachs June 2025 Form 10-Q	62

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Accrued Expenses and Other
Accrued expenses and other included:
•Liabilities classified as held for sale were not material as of both June 2025 and December 2024. See Note 12 for further information about assets held for sale.
•Contract liabilities, which represent consideration received by the firm in connection with its contracts with clients prior to providing the service, were $141 million as of June 2025 and were not material as of December 2024.
•Accrued unfunded commitments related to investments in qualified affordable housing and renewable energy projects were $2.03 billion as of June 2025 and $2.15 billion as of December 2024. See Note 17 for further information about these investments.
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

	Three Months Ended June		Six Months Ended June
$ in millions	2025	2024	2025	2024
Residential mortgages	$13,012	$8,198	$26,582	$13,732
Commercial mortgages	4,393	3,836	8,839	3,994
Other financial assets	1,112	221	1,530	221
Total financial assets securitized	$18,517	$12,255	$36,951	$17,947
Retained interests cash flows	$226	$116	$427	$302
The firm securitized assets of $210 million during the three months ended June 2025, $93 million during the three months ended June 2024, $343 million during the six months ended June 2025 and $130 million during the six months ended June 2024, in a non-cash exchange for loans and investments.
The table below presents information about nonconsolidated securitization entities to which the firm sold assets and had continuing involvement as of the end of the period.

$ in millions	Outstanding Principal Amount	Retained Interests	Purchased Interests
As of June 2025
U.S. government agency-issued CMOs	$50,918	$3,623	$–
Other residential mortgage-backed	34,825	1,458	29
Other commercial mortgage-backed	65,251	1,056	29
Corporate debt and other asset-backed	12,661	482	–
Total	$163,655	$6,619	$58
As of December 2024
U.S. government agency-issued CMOs	$34,049	$3,053	$–
Other residential mortgage-backed	33,069	1,357	14
Other commercial mortgage-backed	59,562	945	57
Corporate debt and other asset-backed	12,059	493	5
Total	$138,739	$5,848	$76

63	Goldman Sachs June 2025 Form 10-Q

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
•The fair value of retained interests was $6.59 billion as of June 2025 and $5.78 billion as of December 2024.
In addition to the interests in the table above, the firm had other continuing involvement in the form of derivative transactions and commitments with certain nonconsolidated VIEs. The carrying value of these derivatives and commitments was a net asset of $1.01 billion as of June 2025 and $847 million as of December 2024, and the notional amount of these derivatives and commitments was $3.51 billion as of June 2025 and $2.78 billion as of December 2024. The notional amounts of these derivatives and commitments are included in maximum exposure to loss in the nonconsolidated VIE table in Note 17. Additionally, the firm provided seller financing of $340 million (in connection with the sale of $425 million of loans) during the six months ended June 2025 and approximately $1.50 billion (in connection with the sale of $3.69 billion of loans) during the six months ended June 2024. The principal and interest repayments received from the seller financings were $172 million for the three months ended June 2025, $306 million for the three months ended June 2024, $370 million for the six months ended June 2025 and $687 million for the six months ended June 2024. The total outstanding principal amount of seller financings were $1.36 billion as of June 2025 and $1.32 billion as of December 2024.

The table below presents information about the weighted average key economic assumptions used in measuring the fair value of mortgage-backed retained interests.

	As of
	June	December
$ in millions	2025	2024
Fair value of retained interests	$6,113	$5,292
Weighted average life (years)	5.7	6.1
Constant prepayment rate	12.0%	10.0%
Impact of 10% adverse change	$(61)	$(57)
Impact of 20% adverse change	$(116)	$(110)
Discount rate	8.0%	7.8%
Impact of 10% adverse change	$(162)	$(136)
Impact of 20% adverse change	$(316)	$(281)
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
The firm had other retained interests not reflected in the table above with a fair value of $477 million and a weighted average life of 5.1 years as of June 2025, and a fair value of $491 million and a weighted average life of 5.0 years as of December 2024. Due to the nature and fair value of certain of these retained interests, the weighted average assumptions for constant prepayment and discount rates and the related sensitivity to adverse changes were not meaningful as of both June 2025 and December 2024. The firm’s maximum exposure to adverse changes in the value of these interests was the carrying value of $482 million as of June 2025 and $493 million as of December 2024.

Goldman Sachs June 2025 Form 10-Q	64

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

65	Goldman Sachs June 2025 Form 10-Q

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
Nonconsolidated VIEs
The table below presents a summary of the nonconsolidated VIEs in which the firm holds variable interests.

	As of
	June	December
$ in millions	2025	2024
Total nonconsolidated VIEs
Assets in VIEs	$236,242	$206,500
Carrying value of variable interests — assets	$17,254	$16,710
Carrying value of variable interests — liabilities	$2,524	$2,754
Maximum exposure to loss:
Retained interests	$6,619	$5,848
Purchased interests	621	767
Commitments and guarantees	5,034	5,034
Derivatives	9,720	8,974
Debt and equity	6,669	6,878
Total	$28,663	$27,501
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

The table below presents information, by principal business activity, for nonconsolidated VIEs included in the summary table above.

	As of
	June	December
$ in millions	2025	2024
Mortgage-backed
Assets in VIEs	$152,708	$128,378
Carrying value of variable interests — assets	$6,289	$5,618
Maximum exposure to loss:
Retained interests	$6,137	$5,355
Purchased interests	152	263
Derivatives	1	1
Total	$6,290	$5,619

Tax credit and other investing
Assets in VIEs	$59,976	$55,311
Carrying value of variable interests — assets	$6,850	$6,978
Carrying value of variable interests — liabilities	$2,072	$2,315
Maximum exposure to loss:
Commitments and guarantees	$4,507	$4,138
Debt and equity	4,820	4,831
Total	$9,327	$8,969

Corporate debt and other asset-backed
Assets in VIEs	$23,558	$22,811
Carrying value of variable interests — assets	$4,115	$4,114
Carrying value of variable interests — liabilities	$452	$439
Maximum exposure to loss:
Retained interests	$482	$493
Purchased interests	469	504
Commitments and guarantees	527	896
Derivatives	9,719	8,973
Debt and equity	1,849	2,047
Total	$13,046	$12,913
As of both June 2025 and December 2024, the carrying values of the firm’s variable interests in nonconsolidated VIEs are included in the consolidated balance sheets as follows:
•Mortgage-backed: Assets primarily included in trading assets and loans.
•Tax credit and other investing: Assets primarily included in investments and other assets, and liabilities included in trading liabilities and other liabilities.
•Corporate debt and other asset-backed: Assets included in loans and trading assets, and liabilities included in trading liabilities.

Goldman Sachs June 2025 Form 10-Q	66

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

	As of
	June	December
$ in millions	2025	2024
Carrying value of investments	$3,474	$3,456
In the table above, investments included $2.03 billion as of June 2025 and $2.15 billion as of December 2024 of accrued unfunded commitments. As of June 2025, a majority of such accrued unfunded commitments were expected to be funded by year-end 2026.
The table below presents information about the amortization and income tax credits and other income tax benefits related to investments in qualified affordable housing and renewable energy projects that met the criteria of the proportional amortization method of accounting.

	Three Months Ended June		Six Months Ended June
$ in millions	2025	2024	2025	2024
Amortization	$128	$95	$259	$219
Tax credits and other benefits	$164	$114	$332	$265
Investments in qualified affordable housing projects that did not meet the criteria for the proportional amortization method of accounting were $100 million as of June 2025 and were not material as of December 2024.

The firm’s existing investments in renewable energy projects that receive production tax credits were not eligible for transition to the proportional amortization method of accounting upon adoption of ASU No. 2023-02. Such investments were $1.30 billion as of June 2025 and $1.39 billion as of December 2024, were included in investments in the consolidated balance sheets and were accounted for at fair value under the fair value option.
Consolidated VIEs
The table below presents a summary of the carrying value and balance sheet classification of assets and liabilities in consolidated VIEs.

	As of
	June	December
$ in millions	2025	2024
Total consolidated VIEs
Assets
Cash and cash equivalents	$123	$172
Customer and other receivables	371	325
Trading assets	71	95
Investments	176	170
Loans	7	9
Other assets	73	69
Total	$821	$840

Liabilities
Other secured financings	$623	$661
Customer and other payables	7	7
Unsecured short-term borrowings	5	5
Unsecured long-term borrowings	16	15
Other liabilities	170	165
Total	$821	$853
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
•Substantially all assets can only be used to settle obligations of the VIE.

67	Goldman Sachs June 2025 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
The table below presents information, by principal business activity, for consolidated VIEs included in the summary table above.

	As of
	June	December
$ in millions	2025	2024
Real estate, credit-related and other investing
Assets
Cash and cash equivalents	$16	$17
Customer and other receivables	1	–
Trading assets	10	18
Investments	176	170
Loans	7	9
Other assets	73	69
Total	$283	$283

Liabilities
Other secured financings	$3	$4
Customer and other payables	7	7
Other liabilities	170	165
Total	$180	$176

Corporate debt and other asset-backed
Assets
Cash and cash equivalents	$107	$155
Total	$107	$155

Liabilities
Other secured financings	$273	$334
Total	$273	$334

Principal-protected notes
Assets
Customer and other receivables	$370	$325
Trading assets	61	77
Total	$431	$402

Liabilities
Other secured financings	$347	$323
Unsecured short-term borrowings	5	5
Unsecured long-term borrowings	16	15
Total	$368	$343
In the table above, creditors and beneficial interest holders of real estate, credit-related and other investing VIEs do not have recourse to the general credit of the firm.

Note 18.
Commitments, Contingencies and Guarantees
Commitments
The table below presents commitments by type.

	As of
	June	December
$ in millions	2025	2024
Commitment Type
Commercial lending:
Investment-grade	$134,228	$124,001
Non-investment-grade	67,434	67,755
Warehouse financing	15,455	13,587
Credit cards	82,774	78,099
Total lending	299,891	283,442
Risk participations	9,311	5,014
Collateralized agreement	109,368	95,282
Collateralized financing	85,757	49,333
Investment	5,787	5,832
Other	8,193	8,223
Total commitments	$518,307	$447,126
The table below presents commitments by expiration.

	As of June 2025
	Remainder	2026 -	2028 -	2030 -
$ in millions	of 2025	2027	2029	Thereafter
Commitment Type
Commercial lending:
Investment-grade	$6,028	$45,135	$54,182	$28,883
Non-investment-grade	1,550	18,383	27,896	19,605
Warehouse financing	262	6,795	5,117	3,281
Credit cards	82,774	–	–	–
Total lending	90,614	70,313	87,195	51,769
Risk participations	213	2,127	4,625	2,346
Collateralized agreement	107,152	2,216	–	–
Collateralized financing	84,812	945	–	–
Investment	1,498	1,171	288	2,830
Other	7,305	712	40	136
Total commitments	$291,594	$77,484	$92,148	$57,081

Goldman Sachs June 2025 Form 10-Q	68

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
The table below presents information about lending commitments.

	As of
	June	December
$ in millions	2025	2024
Held for investment	$280,009	$262,604
Held for sale	19,115	20,258
At fair value	767	580
Total	$299,891	$283,442
In the table above:
•Held for investment lending commitments are accounted for at amortized cost. The carrying value of lending commitments was a liability of $1.01 billion (including allowance for credit losses of $749 million) as of June 2025 and $929 million (including allowance for credit losses of $674 million) as of December 2024. The estimated fair value of such lending commitments was a liability of $6.22 billion as of June 2025 and $4.84 billion as of December 2024. Had these lending commitments been carried at fair value and included in the fair value hierarchy, $3.64 billion as of June 2025 and $2.44 billion as of December 2024 would have been classified in level 2, and $2.58 billion as of June 2025 and $2.40 billion as of December 2024 would have been classified in level 3.
•Held for sale lending commitments are accounted for at the lower of cost or fair value. The carrying value of lending commitments held for sale was a liability of $56 million as of June 2025 and $43 million as of December 2024. The estimated fair value of such lending commitments approximates the carrying value. Had these lending commitments been included in the fair value hierarchy, they would have been primarily classified in level 3 as of both June 2025 and December 2024.
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
Credit Cards. The firm provides credit to consumers by issuing credit card lines. These credit card lines are cancellable by the firm. Credit card lines included $14.34 billion as of June 2025 and $14.32 billion as of December 2024 of commitments classified as held for sale in connection with the planned sale of the GM co-branded credit card portfolio.
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

69	Goldman Sachs June 2025 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Investment Commitments
Investment commitments includes commitments to invest in private equity, real estate and other assets directly and through funds that the firm raises and manages. Investment commitments included $1.06 billion as of June 2025 and $1.10 billion as of December 2024, related to commitments to invest in funds managed by the firm. If these commitments are called, they would be funded at market value on the date of investment.
Contingencies
Legal Proceedings. See Note 27 for information about legal proceedings.
Guarantees
The table below presents derivatives that meet the definition of a guarantee, securities lending and clearing guarantees and certain other financial guarantees.

$ in millions	Derivatives	Securities lending and clearing	Other financial guarantees
As of June 2025
Carrying Value of Net Liability	$3,224	$–	$426
Maximum Payout/Notional Amount by Period of Expiration
Remainder of 2025	$98,606	$118,455	$1,156
2026 - 2027	163,263	–	3,322
2028 - 2029	24,962	–	1,939
2030 - thereafter	37,154	–	729
Total	$323,985	$118,455	$7,146
As of December 2024
Carrying Value of Net Liability	$3,535	$–	$425
Maximum Payout/Notional Amount by Period of Expiration
2025	$181,940	$58,056	$2,523
2026 - 2027	78,419	–	3,086
2028 - 2029	17,074	–	1,843
2030 - thereafter	31,819	–	505
Total	$309,252	$58,056	$7,957
In the table above:
•The maximum payout is based on the notional amount of the contract and does not represent anticipated losses.
•Amounts exclude certain commitments to issue standby letters of credit that are included in lending commitments. See the tables in “Commitments” above for a summary of the firm’s commitments.
•The carrying value for derivatives included derivative assets of $613 million as of June 2025 and $464 million as of December 2024, and derivative liabilities of $3.84 billion as of June 2025 and $4.00 billion as of December 2024.

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
As an agency lender, the firm indemnifies most of its securities lending customers against losses incurred in the event that borrowers do not return securities and the collateral held is insufficient to cover the market value of the securities borrowed. The maximum payout of such indemnifications was $14.82 billion as of June 2025 and $10.62 billion as of December 2024. Collateral held by the lenders in connection with securities lending indemnifications was $15.42 billion as of June 2025 and $11.02 billion as of December 2024. Because the contractual nature of these arrangements requires the firm to obtain collateral with a market value that exceeds the value of the securities lent to the borrower, there is minimal performance risk associated with these indemnifications.

Goldman Sachs June 2025 Form 10-Q	70

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
As a sponsoring member of the Government Securities Division of the Fixed Income Clearing Corporation, the firm guarantees the performance of its sponsored member clients to the Fixed Income Clearing Corporation in connection with certain resale and repurchase agreements. To minimize potential losses on such guarantees, the firm obtains a security interest in the collateral that the sponsored client placed with the Fixed Income Clearing Corporation. Therefore, the risk of loss on such guarantees is minimal. The maximum payout on this guarantee was $103.63 billion as of June 2025 and $47.44 billion as of December 2024. The related collateral held was $103.56 billion as of June 2025 and $46.96 billion as of December 2024.
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

71	Goldman Sachs June 2025 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
The firm is unable to develop an estimate of the maximum payout under these guarantees and indemnifications as this depends upon the occurrence of future events, including an assessment of claims that have not yet occurred. However, management believes that it is unlikely the firm will have to make any material payments under these arrangements, and no material liabilities related to these guarantees and indemnifications have been recognized in the consolidated balance sheets as of both June 2025 and December 2024.
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
In addition, the firm may provide indemnifications to some counterparties to protect them in the event additional taxes are owed or payments are withheld, due either to a change in or an adverse application of certain non-U.S. tax laws. These indemnifications, as well as indemnifications provided by the firm on other contractual or other obligations, generally are standard contractual terms and are entered into in the ordinary course of business. Generally, there are no stated or notional amounts included in these indemnifications, and the contingencies triggering the obligation to indemnify are not expected to occur. Future changes in tax laws and how such laws would apply to these indemnifications cannot be determined. Therefore, the firm is unable to develop an estimate of the maximum payout under these guarantees and indemnifications. However, management believes that it is unlikely the firm will have to make any material payments under these arrangements, and no material liabilities related to these arrangements have been recognized in the consolidated balance sheets as of both June 2025 and December 2024.
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
Note 19.
Shareholders’ Equity
Common Equity
As of both June 2025 and December 2024, the firm had 4.00 billion authorized shares of common stock and 200 million authorized shares of nonvoting common stock, each with a par value of $0.01 per share.
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
The table below presents information about common stock repurchases.

	Three Months Ended June		Six Months Ended June
in millions, except per share amounts	2025	2024	2025	2024
Common share repurchases	5.3	8.0	12.5	11.9
Average cost per share	$564.57	$437.57	$590.94	$420.19
Total cost of common share repurchases	$3,000	$3,500	$7,360	$5,000
Pursuant to the terms of certain share-based awards, employees may remit shares to the firm or the firm may cancel share-based awards to satisfy statutory employee tax withholding requirements. In connection with these awards, during the six months ended June 2025, 997 shares were remitted with a total value of $0.6 million and the firm cancelled 3.5 million share-based awards with a total value of $2.15 billion. The amount of cash used to settle share-based awards was not material for each of the three and six months ended June 2025 and June 2024.
The table below presents common stock dividends declared.

	Three Months Ended June		Six Months Ended June
	2025	2024	2025	2024
Dividends declared per common share	$3.00	$2.75	$6.00	$5.50
On July 14, 2025, the Board of Directors of Group Inc. approved an increase in the quarterly common stock dividend from $3.00 to $4.00 per common share. The dividend will be paid on September 29, 2025 to common shareholders of record on August 29, 2025.

Goldman Sachs June 2025 Form 10-Q	72

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Preferred Equity
The tables below present information about the perpetual preferred stock issued and outstanding as of June 2025.

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

73	Goldman Sachs June 2025 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
The table below presents the dividend rates of perpetual preferred stock as of June 2025.

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
In the table above:
•Dividends on each series of preferred stock are payable in arrears for the periods specified.
•The treasury rate for Series Q through Z is based on the most recent dividend determination date of the respective series.

The table below presents preferred stock dividends declared.

	2025		2024
Series	per share	$ in millions	per share	$ in millions
Three Months Ended June
A	$335.50	$11	$385.79	$12
C	$335.50	3	$385.79	3
D	$330.44	18	$380.90	21
E	$1,351.76	10	$1,663.37	13
F	$1,352.39	2	$1,664.02	2
K	$–	–	$398.44	9
O	$662.50	17	$662.50	17
P	$–	–	$515.59	31
T	$475.00	13	$475.00	13
V	$515.63	15	$515.63	15
X	$937.50	84	$–	–
Y	$952.78	77	$–	–
Total		$250		$136
Six Months Ended June
A	$680.99	$21	$802.31	$24
C	$680.99	6	$802.31	6
D	$670.93	36	$792.20	43
E	$2,749.24	21	$3,282.72	25
F	$2,750.50	4	$3,284.00	5
K	$–	–	$796.88	20
O	$662.50	17	$662.50	17
P	$–	–	$1,070.76	64
Q	$922.38	18	$687.50	14
R	$618.75	15	$618.75	15
S	$550.00	8	$550.00	8
T	$475.00	13	$475.00	13
U	$456.25	14	$456.25	14
V	$515.63	15	$515.63	15
W	$937.50	56	$895.83	54
X	$937.50	84	$–	–
Y	$952.78	77	$–	–
Total		$405		$337
On July 8, 2025, Group Inc. declared dividends of $335.68 per share of Series A Preferred Stock, $335.68 per share of Series C Preferred Stock, $330.63 per share of Series D Preferred Stock, $922.38 per share of Series Q Preferred Stock, $945.00 per share of Series R Preferred Stock, $898.25 per share of Series S Preferred Stock, $456.25 per share of Series U Preferred Stock, $937.50 per share of Series W Preferred Stock and $932.36 per share of Series Z Preferred Stock to be paid on August 11, 2025 to preferred shareholders of record on July 27, 2025 and declared dividends of $1,369.51 per share of Series E Preferred Stock and $1,370.15 per share of Series F Preferred Stock to be paid on September 2, 2025 to preferred shareholders of record on August 18, 2025. The aggregate amount of such preferred dividends was approximately $240 million.

Goldman Sachs June 2025 Form 10-Q	74

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Accumulated Other Comprehensive Income/(Loss)
The table below presents changes in accumulated other comprehensive income/(loss), net of tax, by type.

$ in millions	Beginning balance	Other comprehensive income/(loss) adjustments, net of tax	Ending balance
Three Months Ended June 2025
Currency translation	$(850)	$(35)	$(885)
Debt valuation adjustment	(154)	(162)	(316)
Pension and postretirement liabilities	(518)	13	(505)
Available-for-sale securities	(552)	273	(279)
Cash flow hedges	5	(5)	–
Total	$(2,069)	$84	$(1,985)
Three Months Ended June 2024
Currency translation	$(821)	$(4)	$(825)
Debt valuation adjustment	(679)	268	(411)
Pension and postretirement liabilities	(559)	6	(553)
Available-for-sale securities	(1,258)	147	(1,111)
Total	$(3,317)	$417	$(2,900)
Six Months Ended June 2025
Currency translation	$(815)	$(70)	$(885)
Debt valuation adjustment	(386)	70	(316)
Pension and postretirement liabilities	(528)	23	(505)
Available-for-sale securities	(972)	693	(279)
Cash flow hedges	(1)	1	–
Total	$(2,702)	$717	$(1,985)
Six Months Ended June 2024
Currency translation	$(847)	$22	$(825)
Debt valuation adjustment	(123)	(288)	(411)
Pension and postretirement liabilities	(575)	22	(553)
Available-for-sale securities	(1,373)	262	(1,111)
Total	$(2,918)	$18	$(2,900)

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

75	Goldman Sachs June 2025 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Consolidated Regulatory Capital Requirements
Risk-Based Capital Ratios. The table below presents the risk-based capital requirements.

	Standardized	Advanced
As of June 2025
CET1 capital ratio	13.6%	10.0%
Tier 1 capital ratio	15.1%	11.5%
Total capital ratio	17.1%	13.5%
As of December 2024
CET1 capital ratio	13.7%	10.0%
Tier 1 capital ratio	15.2%	11.5%
Total capital ratio	17.2%	13.5%
In the table above:
•As of both June 2025 and December 2024, under both the Standardized and Advanced Capital Rules, the CET1 capital ratio requirement includes a minimum of 4.5%, the Tier 1 capital ratio requirement includes a minimum of 6.0% and the Total capital ratio requirement includes a minimum of 8.0%. These requirements also include the capital conservation buffer requirements, consisting of the G-SIB surcharge (Method 2) of 3.0% and the countercyclical capital buffer, which the FRB has set to zero percent. In addition, the capital conservation buffer requirements include the stress capital buffer (SCB) of 6.1% as of June 2025 and 6.2% as of December 2024 under the Standardized Capital Rules and a buffer of 2.5% under the Advanced Capital Rules as of both June 2025 and December 2024. In June 2025, the FRB disclosed that the firm’s SCB, from the 2024 Comprehensive Capital Analysis and Review (CCAR) stress test, has been reduced from 6.2% to 6.1%. The impact of this change would have been a reduction of 10 basis points to the December 2024 Standardized CET1 capital, Tier 1 capital and Total capital ratio requirements presented in the table above.
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
Based on the FRB's announcement of the firm's 2025 CCAR results in June 2025, the firm expects its SCB requirement will be 3.4% beginning on October 1, 2025, which will decrease the firm's Standardized requirement to 10.9% for the CET1 capital ratio, 12.4% for the Tier 1 capital ratio and 14.4% for the Total capital ratio. The FRB will provide the firm’s final SCB requirement by August 31, 2025. These results and the effective date may be subject to further changes pending the finalization of the FRB's outstanding proposal on SCB averaging.

The table below presents information about risk-based capital ratios.

$ in millions	Standardized	Advanced
As of June 2025
CET1 capital	$102,586	$102,586
Tier 1 capital	$117,388	$117,388
Tier 2 capital	$14,211	$10,449
Total capital	$131,599	$127,837
RWAs	$709,441	$671,816

CET1 capital ratio	14.5%	15.3%
Tier 1 capital ratio	16.5%	17.5%
Total capital ratio	18.5%	19.0%
As of December 2024
CET1 capital	$103,065	$103,065
Tier 1 capital	$115,647	$115,647
Tier 2 capital	$14,125	$10,164
Total capital	$129,772	$125,811
RWAs	$688,541	$674,812

CET1 capital ratio	15.0%	15.3%
Tier 1 capital ratio	16.8%	17.1%
Total capital ratio	18.8%	18.6%
Leverage Ratios. The table below presents the leverage requirements.

	As of
	June	December
	2025	2024
Tier 1 leverage ratio	4.0%	4.0%
SLR	5.0%	5.0%
In the table above, the SLR requirement of 5% includes a minimum of 3% and a 2% buffer applicable to G-SIBs.
The table below presents information about leverage ratios.

	For the Three Months
	Ended or as of
	June	December
$ in millions	2025	2024
Tier 1 capital	$117,388	$115,647

Average total assets	$1,766,325	$1,699,419
Deductions from Tier 1 capital	(6,896)	(6,919)
Average adjusted total assets	1,759,429	1,692,500
Off-balance sheet and other exposures	452,230	428,256
Total leverage exposure	$2,211,659	$2,120,756

Tier 1 leverage ratio	6.7%	6.8%
SLR	5.3%	5.5%
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

Goldman Sachs June 2025 Form 10-Q	76

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
•Tier 1 leverage ratio is calculated as Tier 1 capital divided by average adjusted total assets.
•SLR is calculated as Tier 1 capital divided by total leverage exposure.
Risk-Based Capital. The table below presents information about risk-based capital.

	As of
	June	December
$ in millions	2025	2024
Common shareholders’ equity	$108,943	$108,743
Impact of CECL transition	–	276
Deduction for goodwill	(5,255)	(5,159)
Deduction for identifiable intangible assets	(693)	(638)
Other adjustments	(409)	(157)
CET1 capital	102,586	103,065
Preferred stock	15,153	13,253
Deduction for investments in covered funds	(347)	(669)
Other adjustments	(4)	(2)
Tier 1 capital	$117,388	$115,647

Standardized Tier 2 and Total capital
Tier 1 capital	$117,388	$115,647
Qualifying subordinated debt	8,936	9,124
Allowance for credit losses	5,286	5,011
Other adjustments	(11)	(10)
Standardized Tier 2 capital	14,211	14,125
Standardized Total capital	$131,599	$129,772

Advanced Tier 2 and Total capital
Tier 1 capital	$117,388	$115,647
Standardized Tier 2 capital	14,211	14,125
Allowance for credit losses	(5,286)	(5,011)
Other adjustments	1,524	1,050
Advanced Tier 2 capital	10,449	10,164
Advanced Total capital	$127,837	$125,811
In the table above:
•Beginning in January 2022, the firm started to phase in the estimated reduction to regulatory capital of $1.11 billion as a result of adopting the CECL model at 25% per year. As of December 2024, the impact of CECL transition reflected the remaining amount of reduction that was fully phased in on January 1, 2025.
•Deduction for goodwill was net of deferred tax liabilities of $697 million as of June 2025 and $694 million as of December 2024.
•Deduction for identifiable intangible assets was net of deferred tax liabilities of $195 million as of June 2025 and $209 million as of December 2024.
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
The table below presents changes in CET1 capital, Tier 1 capital and Tier 2 capital.

$ in millions	Standardized	Advanced
Six Months Ended June 2025
CET1 capital
Beginning balance	$103,065	$103,065
Change in:
Common shareholders’ equity	200	200
Impact of CECL transition	(276)	(276)
Deduction for goodwill	(96)	(96)
Deduction for identifiable intangible assets	(55)	(55)
Other adjustments	(252)	(252)
Ending balance	$102,586	$102,586

Tier 1 capital
Beginning balance	$115,647	$115,647
Change in:
CET1 capital	(479)	(479)
Preferred stock	1,900	1,900
Deduction for investments in covered funds	322	322
Other adjustments	(2)	(2)
Ending balance	117,388	117,388
Tier 2 capital
Beginning balance	14,125	10,164
Change in:
Qualifying subordinated debt	(188)	(188)
Allowance for credit losses	275	–
Other adjustments	(1)	473
Ending balance	14,211	10,449
Total capital	$131,599	$127,837

77	Goldman Sachs June 2025 Form 10-Q

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
The firm’s positional losses observed on a single day exceeded its 99% one-day regulatory VaR on two occasions during the six months ended June 2025 and on two occasions during 2024. There was no change in the firm’s VaR multiplier used to calculate Market RWAs;
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

Goldman Sachs June 2025 Form 10-Q	78

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Operational Risk
Operational RWAs are only required to be included under the Advanced Capital Rules. The firm utilizes an internal risk-based model to quantify Operational RWAs.
The table below presents information about RWAs.

$ in millions	Standardized	Advanced
As of June 2025
Credit RWAs
Derivatives	$155,685	$107,741
Commitments, guarantees and loans	265,394	213,403
Securities financing transactions	101,070	23,764
Equity investments	28,977	30,468
Other	70,314	96,073
Total Credit RWAs	621,440	471,449
Market RWAs
Regulatory VaR	16,064	16,064
Stressed VaR	42,130	42,130
Incremental risk	5,822	5,822
Comprehensive risk	2,409	2,409
Specific risk	21,576	21,576
Total Market RWAs	88,001	88,001
Total Operational RWAs	–	112,366
Total RWAs	$709,441	$671,816
As of December 2024
Credit RWAs
Derivatives	$146,368	$99,766
Commitments, guarantees and loans	247,140	199,816
Securities financing transactions	97,174	22,846
Equity investments	30,018	31,457
Other	71,013	97,129
Total Credit RWAs	591,713	451,014
Market RWAs
Regulatory VaR	19,995	19,995
Stressed VaR	48,249	48,249
Incremental risk	7,054	7,054
Comprehensive risk	2,057	2,057
Specific risk	19,473	19,473
Total Market RWAs	96,828	96,828
Total Operational RWAs	–	126,970
Total RWAs	$688,541	$674,812
In the table above:
•Securities financing transactions represents resale and repurchase agreements and securities borrowed and loaned transactions.
•Other includes receivables, certain debt securities, cash and cash equivalents, and other assets.

The table below presents changes in RWAs.

$ in millions	Standardized	Advanced
Six Months Ended June 2025
RWAs
Beginning balance	$688,541	$674,812
Credit RWAs
Change in:
Derivatives	9,317	7,975
Commitments, guarantees and loans	18,254	13,587
Securities financing transactions	3,896	918
Equity investments	(1,041)	(989)
Other	(699)	(1,056)
Change in Credit RWAs	29,727	20,435
Market RWAs
Change in:
Regulatory VaR	(3,931)	(3,931)
Stressed VaR	(6,119)	(6,119)
Incremental risk	(1,232)	(1,232)
Comprehensive risk	352	352
Specific risk	2,103	2,103
Change in Market RWAs	(8,827)	(8,827)
Change in Operational RWAs	–	(14,604)
Ending balance	$709,441	$671,816
RWAs Rollforward Commentary
Six Months Ended June 2025. Standardized Credit RWAs as of June 2025 increased by $29.73 billion compared with December 2024, primarily reflecting an increase in commitments, guarantees and loans (principally due to increased lending exposures) and an increase in derivatives (principally due to increased exposures). Standardized Market RWAs as of June 2025 decreased by $8.83 billion compared with December 2024, primarily reflecting a decrease in stressed VaR (principally due to reduced exposures to equities and interest rates).
Advanced Credit RWAs as of June 2025 increased by $20.44 billion compared with December 2024, reflecting an increase in commitments, guarantees and loans (principally due to increased lending exposures) and an increase in derivatives (principally due to increased exposures). Advanced Market RWAs as of June 2025 decreased by $8.83 billion compared with December 2024, primarily reflecting a decrease in stressed VaR (principally due to reduced exposures to equities and interest rates). Advanced Operational RWAs as of June 2025 decreased by $14.60 billion compared with December 2024, reflecting decreased frequency of loss events estimated by the firm's risk-based model.

79	Goldman Sachs June 2025 Form 10-Q

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
•The “well-capitalized” requirements are the binding requirements for leverage ratios.
The table below presents information about GS Bank USA’s risk-based capital ratios.

$ in millions	Standardized	Advanced
As of June 2025
CET1 capital	$64,286	$64,286
Tier 1 capital	$64,286	$64,286
Tier 2 capital	$4,361	$1,229
Total capital	$68,647	$65,515
RWAs	$395,061	$301,368

CET1 capital ratio	16.3%	21.3%
Tier 1 capital ratio	16.3%	21.3%
Total capital ratio	17.4%	21.7%
As of December 2024
CET1 capital	$62,022	$62,022
Tier 1 capital	$62,022	$62,022
Tier 2 capital	$4,209	$955
Total capital	$66,231	$62,977
RWAs	$386,922	$284,624

CET1 capital ratio	16.0%	21.8%
Tier 1 capital ratio	16.0%	21.8%
Total capital ratio	17.1%	22.1%
In the table above:
•The lower of the Standardized or Advanced ratio is the ratio against which GS Bank USA’s compliance with the capital requirements is assessed under the risk-based Capital Rules, and therefore, the Standardized ratios applied to GS Bank USA as of both June 2025 and December 2024.
•Beginning in January 2022, GS Bank USA started to phase in the estimated reduction to regulatory capital as a result of adopting the CECL model at 25% per year. The reduction was fully phased in on January 1, 2025.
•The Standardized risk-based capital ratios increased from December 2024 to June 2025, primarily reflecting an increase in capital, principally due to net earnings, partially offset by an increase in Credit RWAs. The Advanced risk-based capital ratios decreased from December 2024 to June 2025, reflecting an increase in Credit RWAs, partially offset by an increase in capital, principally due to net earnings.

Goldman Sachs June 2025 Form 10-Q	80

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
The table below presents information about GS Bank USA’s leverage ratios.

	For the Three Months
	Ended or as of
	June	December
$ in millions	2025	2024
Tier 1 capital	$64,286	$62,022
Average adjusted total assets	$622,386	$565,513
Total leverage exposure	$845,755	$775,170

Tier 1 leverage ratio	10.3%	11.0%
SLR	7.6%	8.0%
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
The FRB requires that GS Bank USA maintain cash reserves with the Federal Reserve. As of both June 2025 and December 2024, the reserve requirement ratio was zero percent. See Note 26 for further information about cash deposits held by the firm at the Federal Reserve.
GS Bank USA is a registered swap dealer with the CFTC and a registered security-based swap dealer with the SEC. As of both June 2025 and December 2024, GS Bank USA was subject to and in compliance with applicable capital requirements for swap dealers and security-based swap dealers.

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
Group Inc.’s equity investment in subsidiaries was $144.73 billion as of June 2025 and $140.79 billion as of December 2024. The firm's regulated subsidiaries were required to hold minimum equity capital of $106.81 billion as of June 2025 and $98.48 billion as of December 2024 to satisfy regulatory requirements.
Group Inc.’s capital invested in certain non-U.S. dollar functional currency subsidiaries is exposed to foreign exchange risk, substantially all of which is managed through a combination of non-U.S. dollar-denominated debt and derivatives. See Note 7 for information about the firm’s net investment hedges used to hedge this risk.

81	Goldman Sachs June 2025 Form 10-Q

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
The table below presents information about basic and diluted EPS.

	Three Months Ended June		Six Months Ended June
in millions, except per share amounts	2025	2024	2025	2024
Net earnings to common	$3,473	$2,891	$8,056	$6,822
Weighted average basic shares	313.7	329.8	317.2	332.6
Effect of dilutive RSUs	4.6	5.7	4.2	4.9
Weighted average diluted shares	318.3	335.5	321.4	337.5

Basic EPS	$11.03	$8.73	$25.32	$20.44
Diluted EPS	$10.91	$8.62	$25.07	$20.21
In the table above:
•Net earnings to common represents net earnings applicable to common shareholders, which is calculated as net earnings less preferred stock dividends.
•Unvested share-based awards that have non-forfeitable rights to dividends or dividend equivalents are treated as a separate class of securities under the two-class method. Distributed earnings allocated to these securities reduce net earnings to common to calculate EPS under this method. The impact of applying this methodology was a reduction in basic EPS of $0.04 for both the three months ended June 2025 and June 2024, $0.08 for the six months ended June 2025 and $0.07 for the six months ended June 2024.
•Diluted EPS does not include antidilutive RSUs, including those that are subject to market or performance conditions, of 0.1 million for both the three and six months ended June 2025, and 0.3 million for both the three and six months ended June 2024.

Note 22.
Transactions with Affiliated Funds
The firm has formed nonconsolidated investment funds with third-party investors. As the firm generally acts as the investment manager for these funds, it is entitled to receive management fees and, in certain cases, incentive fees from these funds. Additionally, the firm invests alongside its clients in certain funds.
The tables below present information about affiliated funds.

	Three Months Ended June		Six Months Ended June
$ in millions	2025	2024	2025	2024
Fees earned from funds	$1,502	$1,276	$2,905	$2,520

	As of
	June	December
$ in millions	2025	2024
Fees receivable from funds	$1,519	$1,589
Aggregate carrying value of interests in funds	$3,676	$4,079
In the ordinary course of business, the firm may choose to provide voluntary financial support to funds, although any such support is not expected to be material to the results of operations of the firm. The firm has waived or deferred collection of management fees and has deferred reimbursement of expenses, and in the future may waive or defer collection of management fees, from select funds. The impact of these voluntary waivers and deferrals was not material to the firm’s results of operations for both the three months ended June 2025 and June 2024. Except as noted above, the firm did not provide any additional voluntary financial support to its affiliated funds during both the three months ended June 2025 and June 2024.
In addition, in the ordinary course of business and subject to applicable regulatory requirements, the firm may also engage in other activities with its affiliated funds, including, among others, securities lending, trade execution, market-making, custody, and acquisition and bridge financing. See Note 18 for information about the firm’s investment commitments related to these funds.

Goldman Sachs June 2025 Form 10-Q	82

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Note 23.
Interest Income and Interest Expense
Interest is recorded over the life of the instrument on an accrual basis based on contractual interest rates.
The table below presents sources of interest income and interest expense.

	Three Months Ended June		Six Months Ended June
$ in millions	2025	2024	2025	2024
Deposits with banks	$1,439	$2,448	$2,914	$5,235
Collateralized agreements	4,698	5,124	9,296	9,913
Trading assets	4,141	3,364	8,421	6,277
Investments	1,910	1,404	3,695	2,597
Loans	4,109	3,975	7,989	7,916
Other interest	3,492	4,125	6,857	8,057
Total interest income	19,789	20,440	39,172	39,995
Deposits	4,569	5,109	9,075	10,256
Collateralized financings	4,170	4,307	8,374	8,513
Trading liabilities	1,009	634	1,892	1,322
Short-term borrowings	315	583	761	1,039
Long-term borrowings	2,579	2,721	5,072	5,498
Other interest	4,043	5,096	7,999	10,003
Total interest expense	16,685	18,450	33,173	36,631
Net interest income	$3,104	$1,990	$5,999	$3,364
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

83	Goldman Sachs June 2025 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
The table below presents the earliest tax years that remain subject to examination by major jurisdiction.

As of
Jurisdiction	June 2025
U.S. Federal	2011
New York State and City	2015
United Kingdom	2017
Japan	2019
Hong Kong	2019
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

Goldman Sachs June 2025 Form 10-Q	84

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Segment Results
The table below presents a summary of the firm’s segment results.

	Three Months Ended June		Six Months Ended June
$ in millions	2025	2024	2025	2024
Global Banking & Markets
Non-interest revenues	$8,583	$7,579	$17,878	$17,254
Net interest income	1,537	605	2,949	656
Total net revenues	10,120	8,184	20,827	17,910
Provision for credit losses	179	(55)	244	41

Compensation and benefits expenses	2,835	2,399	5,885	5,148
Other operating expenses	2,936	2,676	5,694	5,080
Total operating expenses	5,771	5,075	11,579	10,228
Pre-tax earnings	$4,170	$3,164	$9,004	$7,641
Net earnings	$3,128	$2,458	$7,184	$5,990
Net earnings to common	$2,933	$2,338	$6,869	$5,715
Average common equity	$78,237	$76,071	$78,071	$75,424
Return on average common equity	15.0%	12.3%	17.6%	15.2%

Asset & Wealth Management
Non-interest revenues	$2,992	$3,186	$5,956	$6,317
Net interest income	786	692	1,501	1,350
Total net revenues	3,778	3,878	7,457	7,667
Provision for credit losses	(102)	(58)	(83)	(80)

Compensation and benefits expenses	1,705	1,695	3,355	3,306
Other operating expenses	1,330	1,342	2,552	2,665
Total operating expenses	3,035	3,037	5,907	5,971
Pre-tax earnings	$845	$899	$1,633	$1,776
Net earnings	$642	$700	$1,303	$1,392
Net earnings to common	$596	$673	$1,227	$1,326
Average common equity	$26,046	$26,058	$26,087	$26,213
Return on average common equity	9.2%	10.3%	9.4%	10.1%

Platform Solutions
Non-interest revenues	$(96)	$(24)	$(188)	$9
Net interest income	781	693	1,549	1,358
Total net revenues	685	669	1,361	1,367
Provision for credit losses	307	395	510	639

Compensation and benefits expenses	145	146	321	371
Other operating expenses	290	275	562	621
Total operating expenses	435	421	883	992
Pre-tax earnings/(loss)	$(57)	$(147)	$(32)	$(264)
Net earnings/(loss)	$(47)	$(115)	$(26)	$(207)
Net earnings/(loss) to common	$(56)	$(120)	$(40)	$(219)
Average common equity	$4,413	$4,347	$4,462	$4,552
Return on average common equity	(5.1)%	(11.0)%	(1.8)%	(9.6)%

Total
Non-interest revenues	$11,479	$10,741	$23,646	$23,580
Net interest income	3,104	1,990	5,999	3,364
Total net revenues	14,583	12,731	29,645	26,944
Provision for credit losses	384	282	671	600

Compensation and benefits expenses	4,685	4,240	9,561	8,825
Other operating expenses	4,556	4,293	8,808	8,366
Total operating expenses	9,241	8,533	18,369	17,191
Pre-tax earnings	$4,958	$3,916	$10,605	$9,153
Net earnings	$3,723	$3,043	$8,461	$7,175
Net earnings to common	$3,473	$2,891	$8,056	$6,822
Average common equity	$108,696	$106,476	$108,620	$106,189
Return on average common equity	12.8%	10.9%	14.8%	12.8%

In the table above:
•Other operating expenses for Global Banking & Markets for both the three and six months ended June 2025 primarily included transaction based, communications and technology, and depreciation and amortization expenses.
•Other operating expenses for Asset & Wealth Management for both the three and six months ended June 2025 primarily included transaction based expenses, depreciation and amortization expenses, and professional fees.
•Other operating expenses for Platform Solutions for both the three and six months ended June 2025 primarily included professional fees, communications and technology, and depreciation and amortization expenses.
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
The table below presents depreciation and amortization expenses by segment.

	Three Months Ended June		Six Months Ended June
$ in millions	2025	2024	2025	2024
Global Banking & Markets	$281	$283	$552	$578
Asset & Wealth Management	287	320	479	609
Platform Solutions	50	43	93	86
Total	$618	$646	$1,124	$1,273
In the table above, the decrease in Asset & Wealth Management for the six months ended June 2025 primarily reflected lower impairments related to commercial real estate in CIEs.
Segment Assets
The table below presents assets by segment.

	As of
	June	December
$ in millions	2025	2024
Global Banking & Markets	$1,524,623	$1,420,142
Asset & Wealth Management	199,264	193,328
Platform Solutions	61,122	62,502
Total	$1,785,009	$1,675,972

85	Goldman Sachs June 2025 Form 10-Q

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
•Platform Solutions: location of the client.
The table below presents total net revenues and pre-tax earnings by geographic region.

$ in millions	2025		2024
Three Months Ended June
Americas	$8,982	62%	$8,125	64%
EMEA	3,811	26%	2,931	23%
Asia	1,790	12%	1,675	13%
Total net revenues	$14,583	100%	$12,731	100%

Americas	$2,944	59%	$2,527	65%
EMEA	1,509	31%	988	25%
Asia	505	10%	401	10%
Total pre-tax earnings	$4,958	100%	$3,916	100%

Six Months Ended June
Americas	$18,848	63%	$17,306	64%
EMEA	7,302	25%	6,401	24%
Asia	3,495	12%	3,237	12%
Total net revenues	$29,645	100%	$26,944	100%

Americas	$6,669	63%	$5,803	64%
EMEA	2,973	28%	2,491	27%
Asia	963	9%	859	9%
Total pre-tax earnings	$10,605	100%	$9,153	100%
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
The table below presents the credit concentrations included in trading cash instruments and investments.

	As of
	June	December
$ in millions	2025	2024
U.S. government and agency obligations	$379,875	$389,148
Percentage of total assets	21.3%	23.2%
Non-U.S. government and agency obligations	$132,117	$74,496
Percentage of total assets	7.4%	4.4%
In addition, the firm had $119.99 billion as of June 2025 and $151.84 billion as of December 2024 of cash deposits held at central banks (included in cash and cash equivalents), of which $72.77 billion as of June 2025 and $105.78 billion as of December 2024 was held at the Federal Reserve.
As of both June 2025 and December 2024, the firm did not have credit exposure to any other counterparty that exceeded 2% of total assets.

Goldman Sachs June 2025 Form 10-Q	86

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

	As of
	June	December
$ in millions	2025	2024
U.S. government and agency obligations	$110,290	$129,942
Non-U.S. government and agency obligations	$73,959	$76,932
In the table above:
•Non-U.S. government and agency obligations primarily consists of securities issued by the governments of Japan, the U.K., France and Germany.
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
With respect to matters described below for which management has been able to estimate a range of reasonably possible loss where (i) actual or potential plaintiffs have claimed an amount of money damages, (ii) the firm is being, or threatened to be, sued by purchasers in a securities offering and is not being indemnified by a party that the firm believes will pay the full amount of any judgment, or (iii) the purchasers are demanding that the firm repurchase securities, management has estimated the upper end of the range of reasonably possible loss based on (a) in the case of (i), the amount of money damages claimed, (b) in the case of (ii), the difference between the initial sales price of the securities that the firm sold in such offering and the estimated lowest subsequent price of such securities prior to the action being commenced and (c) in the case of (iii), the price that purchasers paid for the securities less the estimated value, if any, as of June 2025 of the relevant securities, in each of cases (i), (ii) and (iii), taking into account any other factors believed to be relevant to the particular matter or matters of that type. As of the date hereof, the firm has estimated the upper end of the range of reasonably possible aggregate loss for such matters and for any other matters described below where management has been able to estimate a range of reasonably possible aggregate loss to be approximately $1.7 billion in excess of the aggregate reserves for such matters.

87	Goldman Sachs June 2025 Form 10-Q

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

Goldman Sachs June 2025 Form 10-Q	88

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
Currencies-Related Litigation
GS&Co. is among the defendants named in a putative class action filed in the U.S. District Court for the Southern District of New York on August 4, 2021. The amended complaint, filed on January 6, 2022, generally asserts claims under federal antitrust law and state common law in connection with an alleged conspiracy among the defendants to manipulate auctions for foreign exchange transactions on an electronic trading platform, as well as claims under the Racketeer Influenced and Corrupt Organizations Act. The complaint seeks declaratory and injunctive relief, as well as unspecified amounts of treble and other damages. On May 18, 2023, the court dismissed certain state common law claims, but denied dismissal of the remaining claims. On July 8, 2025, the plaintiffs filed a third amended complaint.
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

89	Goldman Sachs June 2025 Form 10-Q

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

Goldman Sachs June 2025 Form 10-Q	90

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Silicon Valley Bank Matters
GS&Co. is among the underwriters named as defendants in a putative securities class action filed on April 7, 2023 and consolidated in the U.S. District Court for the Northern District of California and an individual action filed on January 25, 2024 in the same court relating to SVB Financial Group’s (SVBFG) January 2021 public offerings of $500 million principal amount of senior notes and $750 million of depositary shares representing interests in preferred stock, March 2021 public offering of approximately $1.2 billion of common stock, May 2021 public offerings of $1.0 billion of depositary shares representing interests in preferred stock and $500 million principal amount of senior notes, August 2021 public offering of approximately $1.3 billion of common stock, and April 2022 public offering of $800 million aggregate principal amount of senior notes, among other public offerings of securities. In addition to the underwriters, the defendants include certain of SVBFG’s officers and directors and its auditor. GS&Co. underwrote an aggregate of 831,250 depositary shares representing an aggregate offering price of approximately $831 million, an aggregate of 3,266,108 shares of common stock representing an aggregate offering price of approximately $1.8 billion and senior notes representing an aggregate price to the public of approximately $727 million. The complaints generally assert claims under the federal securities laws and allege that the offering documents contained material misstatements and omissions. The complaints seek compensatory damages in unspecified amounts. On March 17, 2023, SVBFG filed for Chapter 11 bankruptcy in the U.S. Bankruptcy Court for the Southern District of New York. On January 16, 2024, the plaintiffs filed a consolidated amended complaint in the putative class action, and on June 13, 2025, the court denied the defendants' motion to dismiss the consolidated amended complaint.
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

91	Goldman Sachs June 2025 Form 10-Q

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
DiDi Global Inc. Goldman Sachs (Asia) L.L.C. (GS Asia) is among the underwriters named as defendants in putative securities class actions filed beginning on July 6, 2021 in the U.S. District Courts for the Southern District of New York and the Central District of California and New York Supreme Court, County of New York, relating to DiDi Global Inc.’s (DiDi) $4.4 billion June 2021 initial public offering of American Depositary Shares (ADS). In addition to the underwriters, the defendants include DiDi and certain of its officers and directors. GS Asia underwrote 104,554,000 ADS representing an aggregate offering price of approximately $1.5 billion. On September 22, 2021, plaintiffs in the California action voluntarily dismissed their claims without prejudice. On May 5, 2022, plaintiffs in the consolidated federal action filed a second consolidated amended complaint. On March 14, 2024, the court denied the defendants’ motions to dismiss the second consolidated amended complaint. On January 6, 2025, the plaintiffs moved for class certification, and on July 7, 2025, the Magistrate Judge recommended that the plaintiffs' motion for class certification be granted in part and denied in part.

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

Goldman Sachs June 2025 Form 10-Q	92

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
Rivian Automotive Inc. GS&Co. is among the underwriters named as defendants in putative securities class actions filed on March 7, 2022 and February 28, 2023 in the U.S. District Court for the Central District of California and in the Superior Court of the State of California, County of Orange, respectively, relating to Rivian Automotive Inc.’s (Rivian) approximately $13.7 billion November 2021 initial public offering. In addition to the underwriters, the defendants include Rivian and certain of its officers and directors. GS&Co. underwrote 44,733,050 shares of common stock representing an aggregate offering price of approximately $3.5 billion. On March 2, 2023, the plaintiffs in the federal court action filed an amended consolidated complaint, and on July 3, 2023, the court denied the defendants’ motion to dismiss the amended consolidated complaint. On June 30, 2023, the court in the state court action granted the defendants' motion to dismiss the complaint, and on April 23, 2025, the Fourth Appellate District affirmed the court's dismissal of the complaint. On July 17, 2024, the court in the federal court action granted the plaintiffs’ motion for class certification, and on July 3, 2025, the defendants moved for summary judgment.

Natera Inc. GS&Co. is among the underwriters named as defendants in putative securities class actions in New York Supreme Court, County of New York and the U.S. District Court for the Western District of Texas filed on March 10, 2022 and October 7, 2022, respectively, relating to Natera Inc.’s (Natera) approximately $585 million July 2021 public offering of common stock. In addition to the underwriters, the defendants include Natera and certain of its officers and directors. GS&Co. underwrote 1,449,000 shares of common stock representing an aggregate offering price of approximately $164 million. On July 15, 2022, the parties in the state court action filed a stipulation and proposed order approving the discontinuance of the action without prejudice. On September 11, 2023, the federal court granted in part and denied in part the defendants’ motion to dismiss. On May 9, 2025, the U.S. Court of Appeals for the Fifth Circuit granted the defendants' petition seeking interlocutory review of the district court's March 21, 2025 grant of class certification.
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

93	Goldman Sachs June 2025 Form 10-Q

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

MINISO Group Holding Limited. GS Asia is among the underwriters named as defendants in a putative securities class action filed on August 17, 2022 in the U.S. District Court for the Central District of California and transferred to the U.S. District Court for the Southern District of New York on November 18, 2022 relating to MINISO Group Holding Limited’s (MINISO) approximately $656 million October 2020 initial public offering of ADS. In addition to the underwriters, the defendants include MINISO and certain of its officers and directors. GS Asia underwrote 16,408,093 ADS representing an aggregate offering price of approximately $328 million. On April 30, 2025, the plaintiffs filed a third amended complaint, and on June 30, 2025, the defendants moved to dismiss the third amended complaint.
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
Yatsen Holding Limited. GS Asia is among the underwriters named as defendants in a putative securities class action filed on September 23, 2022 in the U.S. District Court for the Southern District of New York relating to Yatsen Holding Limited’s (Yatsen) approximately $617 million November 2020 initial public offering of ADS. In addition to the underwriters, the defendants include Yatsen and certain of its officers and directors. GS Asia underwrote 22,912,500 ADS representing an aggregate offering price of approximately $241 million. On October 4, 2023, the plaintiffs filed an amended complaint, and on July 22, 2024, the court granted the defendants’ motion to dismiss the amended complaint. On July 11, 2025, the court denied the plaintiffs' motion for leave to file a second amended complaint and on July 31, 2025 dismissed the case with prejudice.

Goldman Sachs June 2025 Form 10-Q	94

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
Opendoor Technologies Inc. GS&Co. is among the underwriters named as defendants in a putative securities class action filed on November 22, 2022 in the U.S. District Court for the District of Arizona relating to, among other things, Opendoor Technologies Inc.’s (Opendoor) approximately $886 million February 2021 public offering of common stock. In addition to the underwriters, the defendants include Opendoor and certain of its officers and directors. GS&Co. underwrote 10,173,401 shares of common stock representing an aggregate offering price of approximately $275 million. On April 17, 2023, the plaintiffs filed a consolidated amended complaint, and on February 28, 2024, the court granted the defendants’ motion to dismiss the consolidated amended complaint with leave to amend. On May 14, 2024, the court granted the plaintiffs’ motion for reconsideration and vacated the dismissal of certain of the plaintiffs’ claims, and on September 9, 2024, the court denied the defendants’ motion for certification of an interlocutory appeal as to the plaintiffs’ surviving claims. On February 28, 2025, the plaintiffs’ filed a motion for class certification. On June 13, 2025, the plaintiffs moved for preliminary approval of a settlement, which will not require a contribution from GS&Co.

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
Venture Global, Inc. GS&Co. is among the underwriters named as defendants in a putative securities class action filed on April 15, 2025 in the U.S. District Court for the Eastern District of Virginia and transferred to the U.S. District Court for the Southern District of New York on June 2, 2025 relating to Venture Global, Inc.’s (Venture Global) approximately $1.8 billion January 2025 initial public offering of common stock. In addition to the underwriters, the defendants include Venture Global and certain of its officers and directors. GS&Co. underwrote 15,875,728 shares of common stock representing an aggregate offering price of approximately $397 million. GS&Co. is also among the underwriters named as defendants in related purported shareholder derivative actions filed beginning on May 7, 2025 in, or subsequently transferred to, the U.S. District Court for the Southern District of New York. The derivative actions include allegations that the underwriters aided and abetted breaches of fiduciary duties by the director and officer defendants and seeks unspecified damages and injunctive relief.
Ibotta, Inc. GS&Co. is among the underwriters named as defendants in putative securities class actions filed on April 17, 2025 and May 21, 2025, respectively, in the U.S. District Court for the District of Colorado relating to Ibotta, Inc.’s (Ibotta) approximately $664 million April 2024 initial public offering of common stock. In addition to the underwriters, the defendants include Ibotta and certain of its officers and directors. GS&Co. underwrote 2,565,235 shares of common stock representing an aggregate offering price of approximately $226 million.

95	Goldman Sachs June 2025 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Silvergate Capital Corporation. GS&Co. is among the underwriters and sales agents named as defendants in a putative securities class action filed on January 19, 2023 in the U.S. District Court for the Southern District of California, as amended on May 11, 2023, relating to Silvergate Capital Corporation’s (Silvergate) approximately $288 million January 2021 public offering of common stock, approximately $300 million “at-the-market” offering of common stock conducted from March through May 2021, approximately $200 million July 2021 public offering of depositary shares representing interests in preferred stock, and approximately $552 million December 2021 public offering of common stock. In addition to the underwriters and sales agents, the defendants include Silvergate and certain of its officers and directors. GS&Co. underwrote 1,711,313 shares of common stock in the January 2021 public offering of common stock representing an aggregate offering price of approximately $108 million, acted as a sales agent with respect to up to a $300 million aggregate offering price of shares of common stock in the March through May 2021 “at-the-market” offering, underwrote 1,600,000 depositary shares in the July 2021 public offering representing an aggregate offering price of approximately $40 million, and underwrote 1,375,397 shares of common stock in the December 2021 public offering of common stock representing an aggregate offering price of approximately $199 million. On July 10, 2023, the defendants moved to dismiss the consolidated amended complaint. On September 17, 2024, Silvergate and two affiliates filed Chapter 11 bankruptcy petitions in the U.S. Bankruptcy Court for the District of Delaware. On May 14, 2025 and May 22, 2025, respectively, the bankruptcy court and the district court preliminarily approved a settlement. The firm has paid the full amount of its proposed contribution to the settlement into an escrow account.
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

Goldman Sachs June 2025 Form 10-Q	96

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

Interest Rate Swap Antitrust Litigation
Group Inc., GS&Co., GSI, GS Bank USA and Goldman Sachs Financial Markets, L.P. are among the defendants named in a putative antitrust class action relating to the trading of interest rate swaps, filed in November 2015 and consolidated in the U.S. District Court for the Southern District of New York. The same Goldman Sachs entities are also among the defendants named in two antitrust actions relating to the trading of interest rate swaps, commenced in April 2016 and June 2018, respectively, in the U.S. District Court for the Southern District of New York by three operators of swap execution facilities and certain of their affiliates. These actions have been consolidated for pretrial proceedings. The complaints generally assert claims under federal antitrust law and state common law in connection with an alleged conspiracy among the defendants to preclude exchange trading of interest rate swaps. The complaints in the individual actions also assert claims under state antitrust law. The complaints seek declaratory and injunctive relief, as well as treble damages in an unspecified amount. Defendants moved to dismiss the class and the first individual action and the district court dismissed the state common law claims asserted by the plaintiffs in the first individual action and otherwise limited the state common law claim in the putative class action and the antitrust claims in both actions to the period from 2013 to 2016. On November 20, 2018, the court granted in part and denied in part the defendants’ motion to dismiss the second individual action, dismissing the state common law claims for unjust enrichment and tortious interference, but denying dismissal of the federal and state antitrust claims. On March 13, 2019, the court denied the plaintiffs’ motion in the putative class action to amend their complaint to add allegations related to conduct from 2008 to 2012, but granted the motion to add limited allegations from 2013 to 2016, which the plaintiffs added in a fourth consolidated amended complaint filed on March 22, 2019. On December 15, 2023, the court denied the plaintiffs’ motion for class certification, and on December 28, 2023, the plaintiffs filed a petition with the U.S. Court of Appeals for the Second Circuit seeking interlocutory review of the district court’s denial of class certification. On July 17, 2025, the court approved a settlement among the plaintiffs and certain defendants, including the firm, to resolve the class action. The firm has paid the full amount of its contribution to the settlement. The individual actions remain pending.

97	Goldman Sachs June 2025 Form 10-Q

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

Credit Default Swap Antitrust Litigation
Group Inc., GS&Co. and GSI were among the defendants named in a putative antitrust class action relating to the settlement of credit default swaps, filed on June 30, 2021 in the U.S. District Court for the District of New Mexico. The complaint generally asserts claims under federal antitrust law and the Commodity Exchange Act in connection with an alleged conspiracy among the defendants to manipulate the benchmark price used to value credit default swaps for settlement. The complaint also asserts a claim for unjust enrichment under state common law. The complaint seeks declaratory and injunctive relief, as well as unspecified amounts of treble and other damages. On November 15, 2021, the defendants filed a motion to dismiss the complaint. On February 4, 2022, the plaintiffs filed an amended complaint and voluntarily dismissed Group Inc. from the action. On June 5, 2023, the court dismissed the claims against certain foreign defendants for lack of personal jurisdiction but denied the defendants’ motion to dismiss with respect to GS&Co., GSI and the remaining defendants. On January 24, 2024, the court granted the defendants’ motion to stay the proceedings pending the resolution of the motion filed by the defendants on November 3, 2023 in the U.S. District Court for the Southern District of New York to enforce a 2015 settlement and release among the parties. On January 26, 2024, the U.S. District Court for the Southern District of New York granted the defendants’ motion to enforce the settlement and release and enjoined the plaintiffs from pursuing any claims against the defendants in the New Mexico action for any alleged violation of law based on conduct before June 30, 2014, and on May 20, 2025, the U.S. Court of Appeals for the Second Circuit dismissed the plaintiffs' appeal of the district court's order for lack of subject matter jurisdiction.

Goldman Sachs June 2025 Form 10-Q	98

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
The firm is cooperating with all such governmental and regulatory investigations and reviews.

99	Goldman Sachs June 2025 Form 10-Q

Report of Independent Registered Public
Accounting Firm
To the Board of Directors and Shareholders of The Goldman Sachs Group, Inc.
Results of Review of Interim Financial Statements
We have reviewed the accompanying consolidated balance sheet of The Goldman Sachs Group, Inc. and its subsidiaries (the Company) as of June 30, 2025, the related consolidated statements of earnings, comprehensive income and changes in shareholders’ equity for the three-month and six-month periods ended June 30, 2025 and 2024, and the consolidated statements of cash flows for the six-month periods ended June 30, 2025 and 2024, including the related notes (collectively referred to as the “interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.
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
/s/ PricewaterhouseCoopers LLP
New York, New York
August 1, 2025

Goldman Sachs June 2025 Form 10-Q	100

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Statistical Disclosures
Distribution of Assets, Liabilities and Shareholders’ Equity
The tables below present information about average balances, interest and average interest rates.

	Average Balance for the
	Three Months Ended June		Six Months Ended June
$ in millions	2025	2024	2025	2024
Assets
U.S.	$92,433	$112,470	$91,608	$117,440
Non-U.S.	69,444	103,785	69,191	113,913
Deposits with banks	161,877	216,255	160,799	231,353
U.S.	226,324	253,769	227,483	251,642
Non-U.S.	140,706	148,597	145,074	141,468
Collateralized agreements	367,030	402,366	372,557	393,110
U.S.	324,378	279,723	326,720	269,451
Non-U.S.	228,083	184,224	221,511	180,734
Trading assets	552,461	463,947	548,231	450,185
U.S.	183,013	143,432	179,082	138,690
Non-U.S.	16,499	14,333	15,981	14,226
Investments	199,512	157,765	195,063	152,916
U.S.	192,750	164,769	186,772	164,091
Non-U.S.	18,576	15,510	18,079	16,156
Loans	211,326	180,279	204,851	180,247
U.S.	94,426	80,776	91,985	81,197
Non-U.S.	59,311	62,090	56,803	59,665
Other interest-earning assets	153,737	142,866	148,788	140,862
Interest-earning assets	1,645,943	1,563,478	1,630,289	1,548,673
Cash and due from banks	4,839	5,595	4,851	5,986
Other non-interest-earning assets	115,543	101,257	111,829	101,952
Assets	$1,766,325	$1,670,330	$1,746,969	$1,656,611

Liabilities
U.S.	$351,407	$327,360	$345,543	$330,687
Non-U.S.	107,709	99,439	105,775	97,309
Interest-bearing deposits	459,116	426,799	451,318	427,996
U.S.	173,504	197,033	184,459	195,404
Non-U.S.	112,191	117,266	114,182	116,295
Collateralized financings	285,695	314,299	298,641	311,699
U.S.	78,346	56,581	73,328	57,214
Non-U.S.	93,348	81,517	85,666	77,902
Trading liabilities	171,694	138,098	158,994	135,116
U.S.	43,854	52,391	47,941	50,872
Non-U.S.	38,694	37,017	38,013	35,700
Short-term borrowings	82,548	89,408	85,954	86,572
U.S.	215,129	188,092	209,503	189,007
Non-U.S.	65,940	52,172	61,882	51,795
Long-term borrowings	281,069	240,264	271,385	240,802
U.S.	151,913	143,750	149,274	142,844
Non-U.S.	90,032	91,495	85,923	89,582
Other interest-bearing liabilities	241,945	235,245	235,197	232,426
Interest-bearing liabilities	1,522,067	1,444,113	1,501,489	1,434,611
Non-interest-bearing deposits	5,699	4,893	5,574	4,876
Other non-interest-bearing liabilities	114,710	102,482	116,404	99,068
Liabilities	1,642,476	1,551,488	1,623,467	1,538,555
Shareholders’ equity
Preferred stock	15,153	12,366	14,882	11,867
Common stock	108,696	106,476	108,620	106,189
Shareholders’ equity	123,849	118,842	123,502	118,056
Liabilities and shareholders’ equity	$1,766,325	$1,670,330	$1,746,969	$1,656,611
Percentage attributable to non-U.S. operations
Interest-earning assets	32.36%	33.81%	32.30%	33.98%
Interest-bearing liabilities	33.37%	33.16%	32.73%	32.66%

	Interest for the
	Three Months Ended June		Six Months Ended June
$ in millions	2025	2024	2025	2024
Assets
U.S.	$1,010	$1,530	$2,005	$3,278
Non-U.S.	429	918	909	1,957
Deposits with banks	1,439	2,448	2,914	5,235
U.S.	3,320	3,680	6,484	7,092
Non-U.S.	1,378	1,444	2,812	2,821
Collateralized agreements	4,698	5,124	9,296	9,913
U.S.	2,574	2,222	5,268	4,280
Non-U.S.	1,567	1,142	3,153	1,997
Trading assets	4,141	3,364	8,421	6,277
U.S.	1,750	1,236	3,390	2,249
Non-U.S.	160	168	305	348
Investments	1,910	1,404	3,695	2,597
U.S.	3,801	3,648	7,377	7,232
Non-U.S.	308	327	612	684
Loans	4,109	3,975	7,989	7,916
U.S.	2,253	2,446	4,378	4,759
Non-U.S.	1,239	1,679	2,479	3,298
Other interest-earning assets	3,492	4,125	6,857	8,057
Interest-earning assets	$19,789	$20,440	$39,172	$39,995
Liabilities
U.S.	$3,546	$3,922	$7,047	$7,942
Non-U.S.	1,023	1,187	2,028	2,314
Interest-bearing deposits	4,569	5,109	9,075	10,256
U.S.	2,850	2,860	5,771	5,741
Non-U.S.	1,320	1,447	2,603	2,772
Collateralized financings	4,170	4,307	8,374	8,513
U.S.	457	217	910	539
Non-U.S.	552	417	982	783
Trading liabilities	1,009	634	1,892	1,322
U.S.	243	460	601	850
Non-U.S.	72	123	160	189
Short-term borrowings	315	583	761	1,039
U.S.	2,528	2,650	4,962	5,359
Non-U.S.	51	71	110	139
Long-term borrowings	2,579	2,721	5,072	5,498
U.S.	2,520	3,042	4,956	5,973
Non-U.S.	1,523	2,054	3,043	4,030
Other interest-bearing liabilities	4,043	5,096	7,999	10,003
Interest-bearing liabilities	$16,685	$18,450	$33,173	$36,631
Net interest income
U.S.	$2,564	$1,611	$4,655	$2,486
Non-U.S.	540	379	1,344	878
Net interest income	$3,104	$1,990	$5,999	$3,364

101	Goldman Sachs June 2025 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Statistical Disclosures

	Annualized Average Rate for the
	Three Months Ended June		Six Months Ended June
	2025	2024	2025	2024
Assets
U.S.	4.38%	5.50%	4.41%	5.64%
Non-U.S.	2.48%	3.58%	2.65%	3.47%
Deposits with banks	3.57%	4.58%	3.65%	4.58%
U.S.	5.88%	5.86%	5.75%	5.70%
Non-U.S.	3.93%	3.93%	3.91%	4.03%
Collateralized agreements	5.13%	5.15%	5.03%	5.10%
U.S.	3.18%	3.21%	3.25%	3.21%
Non-U.S.	2.76%	2.51%	2.87%	2.23%
Trading assets	3.01%	2.93%	3.10%	2.82%
U.S.	3.84%	3.48%	3.82%	3.28%
Non-U.S.	3.89%	4.74%	3.85%	4.95%
Investments	3.84%	3.60%	3.82%	3.43%
U.S.	7.91%	8.95%	7.96%	8.91%
Non-U.S.	6.65%	8.53%	6.83%	8.56%
Loans	7.80%	8.92%	7.86%	8.88%
U.S.	9.57%	12.25%	9.60%	11.85%
Non-U.S.	8.38%	10.94%	8.80%	11.18%
Other interest-earning assets	9.11%	11.68%	9.29%	11.57%
Interest-earning assets	4.82%	5.29%	4.85%	5.22%
Liabilities
U.S.	4.05%	4.84%	4.11%	4.86%
Non-U.S.	3.81%	4.83%	3.87%	4.81%
Interest-bearing deposits	3.99%	4.84%	4.05%	4.85%
U.S.	6.59%	5.87%	6.31%	5.94%
Non-U.S.	4.72%	4.99%	4.60%	4.82%
Collateralized financings	5.85%	5.54%	5.65%	5.52%
U.S.	2.34%	1.55%	2.50%	1.90%
Non-U.S.	2.37%	2.07%	2.31%	2.03%
Trading liabilities	2.36%	1.86%	2.40%	1.98%
U.S.	2.22%	3.55%	2.53%	3.38%
Non-U.S.	0.75%	1.34%	0.85%	1.07%
Short-term borrowings	1.53%	2.64%	1.79%	2.43%
U.S.	4.71%	5.70%	4.78%	5.73%
Non-U.S.	0.31%	0.55%	0.36%	0.54%
Long-term borrowings	3.68%	4.58%	3.77%	4.62%
U.S.	6.65%	8.56%	6.70%	8.45%
Non-U.S.	6.79%	9.08%	7.14%	9.10%
Other interest-bearing liabilities	6.70%	8.76%	6.86%	8.70%
Interest-bearing liabilities	4.40%	5.17%	4.46%	5.16%

Interest rate spread	0.42%	0.12%	0.39%	0.06%
U.S.	0.92%	0.63%	0.85%	0.49%
Non-U.S.	0.41%	0.29%	0.51%	0.34%
Net yield on interest-earning assets	0.76%	0.51%	0.74%	0.44%
In the tables above:
•Assets, liabilities and interest are classified as U.S. and non-U.S. based on the location of the legal entity in which the assets and liabilities are held.
•Derivative instruments and commodities are included in other non-interest-earning assets and other non-interest-bearing liabilities.
•Average collateralized agreements included $158.45 billion of resale agreements and $208.58 billion of securities borrowed for the three months ended June 2025, $194.18 billion of resale agreements and $208.18 billion of securities borrowed for the three months ended June 2024, $165.71 billion of resale agreements and $206.85 billion of securities borrowed for the six months ended June 2025, and $188.86 billion of resale agreements and $204.25 billion of securities borrowed for the six months ended June 2024.
•Other interest-earning assets primarily consists of certain receivables from customers and counterparties.
•Average collateralized financings included $230.15 billion of repurchase agreements and $55.55 billion of securities loaned for the three months ended June 2025, $246.84 billion of repurchase agreements and $67.46 billion of securities loaned for the three months ended June 2024, $242.27 billion of repurchase agreements and $56.37 billion of securities loaned for the six months ended June 2025, and $246.28 billion of repurchase agreements and $65.42 billion of securities borrowed for the six months ended June 2024.
•Substantially all other interest-bearing liabilities consists of certain payables to customers and counterparties.
•Interest rates for borrowings include the effects of interest rate swaps accounted for as hedges.
•Loans exclude loans held for sale that are accounted for at the lower of cost or fair value. Such loans are included within other interest-earning assets.
•Short- and long-term borrowings include both secured and unsecured borrowings.

Goldman Sachs June 2025 Form 10-Q	102

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
This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2024. References to “the 2024 Form 10-K” are to our Annual Report on Form 10-K for the year ended December 31, 2024. References to “this Form 10-Q” are to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2025. All references to “the consolidated financial statements” or “Statistical Disclosures” are to Part I, Item 1 of this Form 10-Q. The consolidated financial statements are unaudited. All references to June 2025, March 2025 and June 2024 refer to our periods ended, or the dates, as the context requires, June 30, 2025, March 31, 2025 and June 30, 2024, respectively. All references to December 2024 refer to the date December 31, 2024. Any reference to a future year refers to a year ending on December 31 of that year. Certain reclassifications have been made to previously reported amounts to conform to the current presentation.

Executive Overview
Three Months Ended June 2025 versus June 2024. We generated net earnings of $3.72 billion for the second quarter of 2025, compared with $3.04 billion for the second quarter of 2024. Diluted earnings per common share (EPS) was $10.91 for the second quarter of 2025, compared with $8.62 for the second quarter of 2024. Annualized return on average common shareholders’ equity (ROE) was 12.8% for the second quarter of 2025, compared with 10.9% for the second quarter of 2024. Book value per common share was $349.74 as of June 2025, 1.6% higher compared with March 2025 and 3.9% higher compared with December 2024.
Net revenues were $14.58 billion for the second quarter of 2025, 15% higher than the second quarter of 2024, reflecting significantly higher net revenues in Global Banking & Markets, partially offset by slightly lower net revenues in Asset & Wealth Management. The increase in net revenues in Global Banking & Markets primarily reflected significantly higher net revenues in Equities and Investment banking fees and higher net revenues in Fixed Income, Currency and Commodities (FICC). The decrease in net revenues in Asset & Wealth Management reflected significantly lower net revenues in both Equity investments and Debt investments, partially offset by higher Management and other fees. Net revenues in Platform Solutions were slightly higher.
Provision for credit losses was $384 million for the second quarter of 2025, compared with $282 million for the second quarter of 2024. Provisions for the second quarter of 2025 primarily reflected net charge-offs related to the credit card portfolio and growth in the credit card and wholesale portfolios. Provisions for the second quarter of 2024 reflected net provisions related to the credit card portfolio (driven by net charge-offs), partially offset by a reserve release related to the wholesale portfolio.
Operating expenses were $9.24 billion for the second quarter of 2025, 8% higher than the second quarter of 2024, primarily reflecting higher compensation and benefits expenses (reflecting improved operating performance) and higher transaction based expenses, partially offset by lower net provisions for litigation and regulatory proceedings. Our efficiency ratio (total operating expenses divided by total net revenues) was 63.4% for the second quarter of 2025, compared with 67.0% for the second quarter of 2024.

103	Goldman Sachs June 2025 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
During the second quarter of 2025, we returned a total of $3.96 billion of capital to common shareholders, including $3.00 billion of common share repurchases and $957 million of common stock dividends. As of June 2025, our Common Equity Tier 1 (CET1) capital ratio was 14.5% under the Standardized Capital Rules and 15.3% under the Advanced Capital Rules. See Note 20 to the consolidated financial statements for further information about our capital ratios.
Six Months Ended June 2025 versus June 2024. We generated net earnings of $8.46 billion for the first half of 2025, compared with $7.18 billion for the first half of 2024. Diluted EPS was $25.07 for the first half of 2025, compared with $20.21 for the first half of 2024. Annualized ROE was 14.8% for the first half of 2025, compared with 12.8% for the first half of 2024.
Net revenues were $29.65 billion for the first half of 2025, 10% higher than the first half of 2024, reflecting higher net revenues in Global Banking & Markets, partially offset by slightly lower net revenues in Asset & Wealth Management. The increase in net revenues in Global Banking & Markets primarily reflected significantly higher net revenues in Equities and higher net revenues in FICC and Investment banking fees. The decrease in net revenues in Asset & Wealth Management reflected significantly lower net revenues in both Equity investments and Debt investments, partially offset by higher Management and other fees. Net revenues in Platform Solutions were essentially unchanged.
Provision for credit losses was $671 million for the first half of 2025, compared with $600 million for the first half of 2024. Provisions for the first half of 2025 reflected net provisions related to the credit card portfolio (driven by net charge-offs) and wholesale loans (primarily driven by impairments). Provisions for the first half of 2024 reflected net provisions related to the credit card portfolio (driven by net charge-offs).

Operating expenses were $18.37 billion for the first half of 2025, 7% higher than the first half of 2024, primarily reflecting higher compensation and benefits expenses (reflecting improved operating performance) and significantly higher transaction based expenses, partially offset by significantly lower expenses, including impairments, from consolidated investment entities (CIEs) and lower net provisions for litigation and regulatory proceedings. Our efficiency ratio was 62.0% for the first half of 2025, compared with 63.8% for the first half of 2024.
During the first half of 2025, we returned a total of $9.29 billion of capital to common shareholders, including $7.36 billion of common stock repurchases and $1.93 billion of common stock dividends.
Business Environment
During the second quarter of 2025, global economic activity continued to be impacted by inflationary pressures and ongoing geopolitical concerns. Additionally, the uncertainty resulting from changes in international trade policies (including tariffs), led to periods of market volatility. While the economy in the U.S. remained resilient, concerns about the prospect of a recession in the future persisted. Markets continued to be focused on the timing and amount of policy interest rate cuts by central banks globally.
There remains uncertainty and concerns about geopolitical risks, central bank policies, inflation and international trade policies (including tariffs). See “Results of Operations — Segment Assets and Operating Results — Segment Operating Results” for further information about the operating environment for each of our business segments.

Goldman Sachs June 2025 Form 10-Q	104

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

Instruments classified in level 3 of the fair value hierarchy are those which require one or more significant inputs that are not observable. Level 3 financial assets represented 1.2% of our total assets as of June 2025, March 2025 and December 2024. See Notes 4 and 5 to the consolidated financial statements for further information about level 3 financial assets, including changes in level 3 financial assets and related fair value measurements. Absent evidence to the contrary, instruments classified in level 3 of the fair value hierarchy are initially valued at transaction price, which is considered to be the best initial estimate of fair value. Subsequent to the transaction date, we use other methodologies to determine fair value, which vary based on the type of instrument. Estimating the fair value of level 3 financial instruments requires judgments to be made. These judgments include:
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

105	Goldman Sachs June 2025 Form 10-Q

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

Goldman Sachs June 2025 Form 10-Q	106

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
The allowance for credit losses takes into account the weighted average of a range of forecasts of future economic conditions over the expected life of the loans and lending commitments. The expected life of each loan or lending commitment is determined based on the contractual term adjusted for extension options or demand features, or is modeled in the case of revolving credit card loans. The forecasts include multiple economic scenarios over a three-year period. For loans with expected lives beyond three years, the model reverts to historical loss information based on a non-linear modeled approach. We apply judgment in weighting individual scenarios each quarter based on a variety of factors, including our internally derived economic outlook, market consensus, recent macroeconomic conditions and industry trends. The forecasted economic scenarios consider a number of risk factors relevant to the wholesale and consumer portfolios. Risk factors for wholesale loans include internal credit ratings, industry default and loss data, expected life, macroeconomic indicators (e.g., unemployment rates and GDP), the borrower’s capacity to meet its financial obligations, the borrower’s country of risk and industry, loan seniority and collateral type. In addition, for loans backed by real estate, risk factors include the loan-to-value ratio, debt service ratio and home price index. The allowance for loan losses for wholesale loans that do not share similar risk characteristics, such as nonaccrual loans, is calculated using the present value of expected future cash flows discounted at the loan’s effective interest rate, the observable market price of the loan, or, in the case of collateral dependent loans, the fair value of the collateral less estimated costs to sell, if applicable. Risk factors for credit card loans include Fair Isaac Corporation (FICO) credit scores, delinquency status, loan vintage and macroeconomic indicators.
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
To estimate the potential impact of an adverse macroeconomic environment on our allowance for credit losses, we, among other things, compared the expected credit losses under the weighted average forecast used in the calculation of allowance for credit losses as of June 2025 (which was weighted towards the baseline and adverse economic scenarios) to the expected credit losses under a 100% weighted adverse economic scenario. The adverse economic scenario of the forecast model reflects a global recession in the second half of 2025 through the first half of 2026, resulting in an economic contraction and rising unemployment rates. A 100% weighting to the adverse economic scenario would have resulted in an approximate $0.8 billion increase in our allowance for credit losses as of June 2025. This hypothetical increase does not take into consideration any potential adjustments to qualitative reserves. The forecasts of macroeconomic conditions are inherently uncertain and do not take into account any other offsetting or correlated effects. The actual credit loss in an adverse macroeconomic environment may differ significantly from this estimate. See Note 9 to the consolidated financial statements for further information about the allowance for credit losses.
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

107	Goldman Sachs June 2025 Form 10-Q

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
Recent Accounting Developments
See Note 3 to the consolidated financial statements for information about Recent Accounting Developments.

Goldman Sachs June 2025 Form 10-Q	108

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
Financial Overview
The table below presents an overview of our financial results and selected financial ratios.

	Three Months Ended June		Six Months Ended June
$ in millions, except per share amounts	2025	2024	2025	2024
Net revenues	$14,583	$12,731	$29,645	$26,944
Pre-tax earnings	$4,958	$3,916	$10,605	$9,153
Net earnings	$3,723	$3,043	$8,461	$7,175
Net earnings to common	$3,473	$2,891	$8,056	$6,822
Diluted EPS	$10.91	$8.62	$25.07	$20.21
ROE	12.8%	10.9%	14.8%	12.8%
ROTE	13.6%	11.6%	15.8%	13.8%
Net earnings to average assets	0.8%	0.7%	1.0%	0.9%
Return on shareholders’ equity	12.0%	10.2%	13.7%	12.2%
Average equity to average assets	7.0%	7.1%	7.1%	7.1%
Dividend payout ratio	27.5%	31.9%	23.9%	27.2%
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

	Average for the
	Three Months Ended June		Six Months Ended June
$ in millions	2025	2024	2025	2024
Total shareholders’ equity	$123,849	$118,842	$123,502	$118,056
Preferred stock	(15,153)	(12,366)	(14,882)	(11,867)
Common shareholders’ equity	108,696	106,476	108,620	106,189
Goodwill	(5,922)	(5,895)	(5,893)	(5,899)
Identifiable intangible assets	(874)	(1,006)	(860)	(1,071)
Tangible common shareholders’ equity	$101,900	$99,575	$101,867	$99,219
•Net earnings to average assets is calculated by dividing annualized net earnings by average total assets.
•Return on shareholders’ equity is calculated by dividing annualized net earnings by average monthly shareholders’ equity.
•Average equity to average assets is calculated by dividing average total shareholders’ equity by average total assets.
•Dividend payout ratio is calculated by dividing dividends declared per common share by diluted EPS.
Net Revenues
The table below presents our net revenues by line item.

	Three Months Ended June		Six Months Ended June
$ in millions	2025	2024	2025	2024
Investment banking	$2,194	$1,733	$4,110	$3,818
Investment management	2,837	2,533	5,596	5,024
Commissions and fees	1,201	1,051	2,427	2,128
Market making	4,733	4,336	10,456	10,430
Other principal transactions	514	1,088	1,057	2,180
Total non-interest revenues	11,479	10,741	23,646	23,580
Interest income	19,789	20,440	39,172	39,995
Interest expense	16,685	18,450	33,173	36,631
Net interest income	3,104	1,990	5,999	3,364
Total net revenues	$14,583	$12,731	$29,645	$26,944
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

109	Goldman Sachs June 2025 Form 10-Q

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
Operating Environment. During the second quarter of 2025, the operating environment was generally characterized by continued market volatility and broad macroeconomic uncertainty and concerns, including about inflation, changes in international trade policies (including tariffs), prolonged geopolitical tensions and central bank policies. In investment banking, industry-wide completed mergers and acquisitions transactions and industry-wide debt underwriting volumes decreased, while industry-wide equity underwriting volumes increased, compared with the first quarter of 2025. In market making, activity levels increased compared with the prior quarter. Additionally, global equity prices were generally higher compared with the end of the first quarter of 2025. In the U.S., the rate of unemployment remained low and the pace of growth in consumer expenditures improved slightly compared with the first quarter of 2025.
If uncertainty and concerns about geopolitical tensions and the economic outlook remain elevated or grow, including those about central bank policies, inflation and changes in international trade policies (including tariffs), it may lead to a decline in asset prices, a decline in market-making activity levels, or a continued decline in investment banking activity levels, and net revenues and provision for credit losses would likely be negatively impacted. See “Segment Assets and Operating Results — Segment Operating Results” for information about the operating environment and material trends and uncertainties that may impact our results of operations.
Three Months Ended June 2025 versus June 2024. Net revenues in the consolidated statements of earnings were $14.58 billion for the second quarter of 2025, 15% higher than the second quarter of 2024, primarily reflecting significantly higher net interest income and investment banking revenues, and higher market making revenues and investment management revenues, partially offset by significantly lower other principal transactions revenues.

Non-Interest Revenues. Investment banking revenues in the consolidated statements of earnings were $2.19 billion for the second quarter of 2025, 27% higher than the second quarter of 2024, due to significantly higher revenues in advisory, reflecting strength in the Americas, and Europe, Middle East and Africa (EMEA), partially offset by slightly lower revenues in debt underwriting, driven by a decrease in leveraged finance activity.
Investment management revenues in the consolidated statements of earnings were $2.84 billion for the second quarter of 2025, 12% higher than the second quarter of 2024, primarily due to higher management and other fees, primarily reflecting the impact of higher average assets under supervision (AUS).
Commissions and fees in the consolidated statements of earnings were $1.20 billion for the second quarter of 2025, 14% higher than the second quarter of 2024, primarily due to significantly higher commissions and fees in Equities, reflecting generally higher market volumes and increased transaction fees.
Market making revenues in the consolidated statements of earnings were $4.73 billion for the second quarter of 2025, 9% higher than the second quarter of 2024, reflecting significantly higher net revenues from intermediation activities. The increase from intermediation activities primarily reflected significantly higher revenues in equity products, currencies and credit products, partially offset by significantly lower revenues in mortgages.
Other principal transactions revenues in the consolidated statements of earnings were $514 million for the second quarter of 2025, 53% lower than the second quarter of 2024, primarily reflecting significantly lower net gains from both investments in private equities and derivatives related to our funding activities, and net losses from hedges on debt investments compared with net gains in the prior year period.
Net Interest Income. Net interest income in the consolidated statements of earnings was $3.10 billion for the second quarter of 2025, 56% higher than the second quarter of 2024, reflecting a decrease in interest expense, partially offset by a decrease in interest income. The decrease in interest expense related to other interest-bearing liabilities, deposits and borrowings (each reflecting the impact of lower average interest rates). The decrease in interest income related to deposits with banks (reflecting the impact of lower average interest rates and lower average balances), other interest-earning assets (reflecting the impact of lower average interest rates) and collateralized agreements (reflecting the impact of lower average balances), partially offset by an increase in trading assets and investments (each reflecting the impact of higher average balances). See “Statistical Disclosures — Distribution of Assets, Liabilities and Shareholders’ Equity” for further information about our sources of net interest income.

Goldman Sachs June 2025 Form 10-Q	110

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
Six Months Ended June 2025 versus June 2024. Net revenues in the consolidated statements of earnings were $29.65 billion for the first half of 2025, 10% higher than the first half of 2024, primarily reflecting significantly higher net interest income and higher investment management revenues, investment banking revenues, and commissions and fees, partially offset by significantly lower other principal transactions revenues.
Non-Interest Revenues. Investment banking revenues in the consolidated statements of earnings were $4.11 billion for the first half of 2025, 8% higher than the first half of 2024, primarily due to higher revenues in advisory, reflecting an increase in industry-wide completed mergers and acquisitions volumes.
Investment management revenues in the consolidated statements of earnings were $5.60 billion for the first half of 2025, 11% higher than the first half of 2024, primarily due to higher management and other fees, primarily reflecting the impact of higher average AUS.
Commissions and fees in the consolidated statements of earnings were $2.43 billion for the first half of 2025, 14% higher than the first half of 2024, primarily due to significantly higher commissions and fees in Equities, reflecting generally higher market volumes and increased transaction fees.
Market making revenues in the consolidated statements of earnings were $10.46 billion for the first half of 2025, essentially unchanged compared with the first half of 2024, as slightly higher net revenues in intermediation were offset by slightly lower net revenues in financing. The increase from intermediation activities primarily reflected significantly higher revenues in equity products, partially offset by significantly lower revenues in mortgages. The decrease from financing activities reflected significantly lower revenues in FICC financing, partially offset by slightly higher revenues in equities financing.
Other principal transactions revenues in the consolidated statements of earnings were $1.06 billion for the first half of 2025, 52% lower than the first half of 2024, primarily reflecting significantly lower net gains from both investments in private equities and derivatives related to our funding activities, and net losses from hedges on debt investments compared with net gains in the prior year period.

Net Interest Income. Net interest income in the consolidated statements of earnings was $6.00 billion for the first half of 2025, 78% higher than the first half of 2024, reflecting a decrease in interest expense, partially offset by a slight decrease in interest income. The decrease in interest expense related to other interest-bearing liabilities, deposits and borrowings (each reflecting the impact of lower average interest rates). The decrease in interest income related to deposits with banks (reflecting the impact of lower average balances and lower average interest rates), other interest-earning assets (reflecting the impact of lower average interest rates) and collateralized agreements (reflecting the impact of lower average balances), partially offset by an increase in trading assets and investments (each reflecting the impact of higher average balances). See “Statistical Disclosures — Distribution of Assets, Liabilities and Shareholders’ Equity” for further information about our sources of net interest income.
Provision for Credit Losses
Provision for credit losses consists of provision for credit losses on financial assets and commitments accounted for at amortized cost, including loans and lending commitments held for investment. See Note 9 to the consolidated financial statements for further information about the provision for credit losses on loans and lending commitments.
The table below presents our provision for credit losses.

	Three Months Ended June		Six Months Ended June
$ in millions	2025	2024	2025	2024
Provision for credit losses	$384	$282	$671	$600
Three Months Ended June 2025 versus June 2024. Provision for credit losses in the consolidated statements of earnings was $384 million for the second quarter of 2025, compared with $282 million for the second quarter of 2024. Provisions for the second quarter of 2025 primarily reflected net charge-offs related to the credit card portfolio and growth in the credit card and wholesale portfolios. Provisions for the second quarter of 2024 reflected net provisions related to the credit card portfolio (driven by net charge-offs), partially offset by a reserve release related to the wholesale portfolio.
Six Months Ended June 2025 versus June 2024. Provision for credit losses in the consolidated statements of earnings was $671 million for the first half of 2025, compared with $600 million for the first half of 2024. Provisions for the first half of 2025 reflected net provisions related to the credit card portfolio (driven by net charge-offs) and wholesale loans (primarily driven by impairments). Provisions for the first half of 2024 reflected net provisions related to the credit card portfolio (driven by net charge-offs).

111	Goldman Sachs June 2025 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
Operating Expenses
Our operating expenses are primarily influenced by compensation, headcount and levels of business activity. Compensation and benefits includes salaries, estimated year-end discretionary compensation, amortization of equity awards and other items, such as benefits. Discretionary compensation is significantly impacted by, among other factors, the level of net revenues, net of provision for credit losses, overall financial performance, prevailing labor markets, business mix, the structure of our share-based awards and the external environment.
The table below presents our operating expenses by line item and headcount.

	Three Months Ended June		Six Months Ended June
$ in millions	2025	2024	2025	2024
Compensation and benefits	$4,685	$4,240	$9,561	$8,825
Transaction based	1,955	1,654	3,805	3,151
Market development	167	153	323	306
Communications and technology	530	500	1,036	970
Depreciation and amortization	618	646	1,124	1,273
Occupancy	234	244	467	491
Professional fees	440	393	864	777
Other expenses	612	703	1,189	1,398
Total operating expenses	$9,241	$8,533	$18,369	$17,191
Headcount at period-end	45,900	44,300
Three Months Ended June 2025 versus June 2024. Operating expenses in the consolidated statements of earnings were $9.24 billion for the second quarter of 2025, 8% higher than the second quarter of 2024. Our efficiency ratio was 63.4% for the second quarter of 2025, compared with 67.0% for the second quarter of 2024.
The increase in operating expenses, compared with the second quarter of 2024, primarily reflected higher compensation and benefits expenses (reflecting improved operating performance) and higher transaction based expenses, partially offset by lower net provisions for litigation and regulatory proceedings (included in other expenses). Net provisions for litigation and regulatory proceedings were $1 million for the second quarter of 2025, compared with $104 million for the second quarter of 2024.
As of June 2025, headcount increased by 4% compared with June 2024, primarily due to an increase in Asset & Wealth Management. As of June 2025, headcount decreased 2% compared with March 2025, due to a headcount reduction initiative.
Six Months Ended June 2025 versus June 2024. Operating expenses in the consolidated statements of earnings were $18.37 billion for the first half of 2025, 7% higher than the first half of 2024. Our efficiency ratio was 62.0% for the first half of 2025, compared with 63.8% for the first half of 2024. The ratio of compensation and benefits to net revenues, net of provision for credit losses, was 33.0% for the first half of 2025, compared with 33.0% for the first quarter of 2025 and 33.5% for the first half of 2024.
The increase in operating expenses, compared with the first half of 2024, primarily reflected higher compensation and benefits expenses (reflecting improved operating performance) and significantly higher transaction based expenses, partially offset by significantly lower expenses, including impairments, from CIEs (primarily in depreciation and amortization) and lower net provisions for litigation and regulatory proceedings (included in other expenses). Net provisions for litigation and regulatory proceedings were $(10) million for the first half of 2025, compared with $127 million for the first half of 2024.
As of June 2025, headcount was essentially unchanged compared with December 2024.
In the first half of 2025, we recognized severance expense of approximately $140 million, substantially all of which was in connection with a headcount reduction initiative in the second quarter of 2025.
Provision for Taxes
The effective tax rate for the first half of 2025 was 20.2%, down from the full year effective tax rate of 22.4% for 2024, primarily due to an increase in tax benefits on the settlement of employee share-based awards, partially offset by a decrease in other permanent tax benefits, for the first half of 2025 compared with the full year of 2024. The increase compared with 16.1% for the first quarter of 2025 was primarily due to a decrease in the impact of tax benefits on the settlement of employee share-based awards. The impact of tax benefits related to employee share-based awards was a reduction to provision for taxes for the first half of 2025 of approximately $600 million which reduced our effective tax rate by 5.6 percentage points, and increased our diluted EPS by $1.85 and annualized ROE by 1.1 percentage points.
The Organisation for Economic Co-operation and Development/G20 (OECD/G20) Global Anti-Base Erosion Model Rules (Pillar II Model Rules) aim to ensure that multinationals with revenues in excess of EUR 750 million pay a minimum effective corporate tax rate of 15% (minimum tax) in each jurisdiction in which they operate. The U.K. and other non-U.S. jurisdictions in which we operate have enacted certain portions of the Pillar II Model Rules through domestic legislation (Pillar II legislation). In June 2025, the G7 nations issued a statement (G7 statement) under which U.S. parented multinationals, which are already subject to U.S. minimum tax rules, would be excluded from certain portions of the Pillar II Model Rules. However, it is expected that domestic minimum top-up taxes could still apply under the Pillar II legislation in certain non-U.S. jurisdictions in which we operate. We expect additional guidance to be issued by the OECD/G20 regarding the G7 statement. These developments could impact any minimum tax we owe in 2025 or future periods; however, neither the Pillar II legislation nor the G7 statement are expected to have a material impact on our 2025 effective tax rate. Any domestic minimum top-up taxes under the Pillar II legislation will be recognized in the period in which they are incurred.

Goldman Sachs June 2025 Form 10-Q	112

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
In July 2025, H.R.1, referred to as the One Big Beautiful Bill Act (OBBBA), was signed into law. OBBBA permanently extends and modifies certain domestic and international provisions from 2017’s Tax Cuts and Jobs Act and phases out certain Inflation Reduction Act of 2022 incentives for investments in clean energy. Certain domestic provisions will have retroactive effects beginning in 2025, while the international provisions will generally be effective beginning in 2026. The OBBBA legislation is not expected to have a material impact on our 2025 effective tax rate and the impact on future periods will depend on any legislative guidance issued by the U.S. Treasury and the U.S. Internal Revenue Service (IRS).
We expect our 2025 annual effective tax rate to be approximately 22%.
Segment Assets and Operating Results
Segment Assets. The table below presents assets by segment.

	As of
	June	December
$ in millions	2025	2024
Global Banking & Markets	$1,524,623	$1,420,142
Asset & Wealth Management	199,264	193,328
Platform Solutions	61,122	62,502
Total	$1,785,009	$1,675,972
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

Segment Operating Results. The table below presents our segment operating results.

	Three Months Ended June		Six Months Ended June
$ in millions	2025	2024	2025	2024
Global Banking & Markets
Net revenues	$10,120	$8,184	$20,827	$17,910
Provision for credit losses	179	(55)	244	41
Operating expenses	5,771	5,075	11,579	10,228
Pre-tax earnings	$4,170	$3,164	$9,004	$7,641
Net earnings to common	$2,933	$2,338	$6,869	$5,715
Average common equity	$78,237	$76,071	$78,071	$75,424
Return on average common equity	15.0%	12.3%	17.6%	15.2%

Asset & Wealth Management
Net revenues	$3,778	$3,878	$7,457	$7,667
Provision for credit losses	(102)	(58)	(83)	(80)
Operating expenses	3,035	3,037	5,907	5,971
Pre-tax earnings	$845	$899	$1,633	$1,776
Net earnings to common	$596	$673	$1,227	$1,326
Average common equity	$26,046	$26,058	$26,087	$26,213
Return on average common equity	9.2%	10.3%	9.4%	10.1%

Platform Solutions
Net revenues	$685	$669	$1,361	$1,367
Provision for credit losses	307	395	510	639
Operating expenses	435	421	883	992
Pre-tax earnings/(loss)	$(57)	$(147)	$(32)	$(264)
Net earnings/(loss) to common	$(56)	$(120)	$(40)	$(219)
Average common equity	$4,413	$4,347	$4,462	$4,552
Return on average common equity	(5.1)%	(11.0)%	(1.8)%	(9.6)%

Total
Net revenues	$14,583	$12,731	$29,645	$26,944
Provision for credit losses	384	282	671	600
Operating expenses	9,241	8,533	18,369	17,191
Pre-tax earnings	$4,958	$3,916	$10,605	$9,153
Net earnings to common	$3,473	$2,891	$8,056	$6,822
Average common equity	$108,696	$106,476	$108,620	$106,189
Return on average common equity	12.8%	10.9%	14.8%	12.8%
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

113	Goldman Sachs June 2025 Form 10-Q

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

Goldman Sachs June 2025 Form 10-Q	114

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

The table below presents our Global Banking & Markets assets.

	As of
	June	December
$ in millions	2025	2024
Cash and cash equivalents	$111,692	$129,687
Collateralized agreements	339,525	356,637
Customer and other receivables	159,357	113,646
Trading assets	564,820	508,379
Investments	179,322	161,381
Loans	148,303	130,670
Other assets	21,604	19,742
Total	$1,524,623	$1,420,142
The table below presents details about our Global Banking & Markets loans.

	As of
	June	December
$ in millions	2025	2024
Corporate	$25,388	$22,595
Real estate	43,957	37,705
Securities-based	4,844	4,279
Other collateralized	75,255	67,080
Other	139	198
Loans, gross	149,583	131,857
Allowance for loan losses	(1,280)	(1,187)
Total loans	$148,303	$130,670
Our average Global Banking & Markets gross loans were $148.39 billion for the three months ended June 2025, $124.57 billion for the three months ended June 2024, $142.62 billion for the six months ended June 2025 and $122.94 billion for the six months ended June 2024.
The table below presents our Global Banking & Markets operating results.

	Three Months Ended June		Six Months Ended June
$ in millions	2025	2024	2025	2024
Advisory	$1,174	$688	$1,966	$1,699
Equity underwriting	428	423	798	793
Debt underwriting	589	622	1,341	1,321
Investment banking fees	2,191	1,733	4,105	3,813
FICC intermediation	2,423	2,330	5,813	5,801
FICC financing	1,044	850	2,058	1,702
FICC	3,467	3,180	7,871	7,503
Equities intermediation	2,595	1,786	5,142	3,775
Equities financing	1,706	1,383	3,351	2,705
Equities	4,301	3,169	8,493	6,480
Other	161	102	358	114
Net revenues	10,120	8,184	20,827	17,910
Provision for credit losses	179	(55)	244	41
Operating expenses	5,771	5,075	11,579	10,228
Pre-tax earnings	4,170	3,164	9,004	7,641
Provision for taxes	1,042	706	1,820	1,651
Net earnings	3,128	2,458	7,184	5,990
Preferred stock dividends	195	120	315	275
Net earnings to common	$2,933	$2,338	$6,869	$5,715

Average common equity	$78,237	$76,071	$78,071	$75,424
Return on average common equity	15.0%	12.3%	17.6%	15.2%

115	Goldman Sachs June 2025 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
The table below presents our FICC and Equities net revenues by line item in the consolidated statements of earnings.

$ in millions	FICC	Equities
Three Months Ended June 2025
Market making	$1,878	$2,855
Commissions and fees	–	1,256
Other principal transactions	240	2
Net interest income	1,349	188
Total	$3,467	$4,301
Three Months Ended June 2024
Market making	$2,170	$2,166
Commissions and fees	–	1,030
Other principal transactions	295	22
Net interest income	715	(49)
Total	$3,180	$3,169
Six Months Ended June 2025
Market making	$4,746	$5,710
Commissions and fees	–	2,501
Other principal transactions	461	9
Net interest income	2,664	273
Total	$7,871	$8,493
Six Months Ended June 2024
Market making	$5,799	$4,631
Commissions and fees	–	2,074
Other principal transactions	588	46
Net interest income	1,116	(271)
Total	$7,503	$6,480
In the table above:
•See “Net Revenues” for information about market making revenues, commissions and fees, other principal transactions revenues and net interest income. See Note 25 to the consolidated financial statements for net interest income by segment.
•The primary driver of net revenues for FICC intermediation for all periods was client activity.
•The increase in net interest income across FICC and Equities for the second quarter of 2025 compared with the second quarter of 2024 reflected a decrease in funding costs. Due to the nature of activities within FICC and Equities and the composition of their associated balance sheet, we assess the performance of these businesses based on total net revenues, as offsets can occur across revenue line items. For example, cash instruments that generate interest income are, in some cases, hedged or funded by derivatives for which changes in fair value are reflected in market making revenues. Also, certain activities produce market making revenues but incur interest expense related to the funding of the related inventory.

The table below presents our financial advisory and underwriting transaction volumes.

	Three Months Ended June		Six Months Ended June
$ in billions	2025	2024	2025	2024
Announced mergers and acquisitions	$281	$246	$647	$498
Completed mergers and acquisitions	$283	$285	$519	$503
Equity and equity-related offerings	$16	$16	$35	$30
Debt offerings	$85	$65	$180	$154
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
Operating Environment. During the second quarter of 2025, Global Banking & Markets operated in an environment generally characterized by continued market volatility and broad macroeconomic uncertainty and concerns, including about inflation, changes in international trade policies (including tariffs), prolonged geopolitical stresses and central bank policies.
In investment banking, industry-wide completed mergers and acquisitions transactions and industry-wide debt underwriting volumes decreased, while industry-wide equity underwriting volumes, including initial public offerings, increased, compared with the first quarter of 2025.
In interest rates, the yield on 10-year U.S. government bonds ended the quarter essentially unchanged compared with the end of the first quarter of 2025, while the yield on 10-year U.K. government bonds decreased. In equities, both the S&P 500 Index and the MSCI World Index increased by 11% compared with the end of the first quarter of 2025.
In the future, if market and economic conditions deteriorate, and market-making activity levels or equity underwriting volumes decline, or completed mergers and acquisitions transactions or debt underwriting volumes continue to decline, or credit spreads related to hedges on our relationship lending portfolio tighten, net revenues in Global Banking & Markets would likely be negatively impacted. In addition, if economic conditions deteriorate or if the creditworthiness of borrowers deteriorates, provision for credit losses would likely be negatively impacted.

Goldman Sachs June 2025 Form 10-Q	116

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
Three Months Ended June 2025 versus June 2024. Net revenues in Global Banking & Markets were $10.12 billion for the second quarter of 2025, 24% higher than the second quarter of 2024.
Investment banking fees were $2.19 billion, 26% higher than the second quarter of 2024, due to significantly higher net revenues in Advisory, reflecting strength in the Americas and EMEA. Net revenues in Debt underwriting were slightly lower, driven by a decrease in leveraged finance activity, while net revenues in Equity underwriting were essentially unchanged.
As of June 2025, our Investment banking fees backlog was higher compared with March 2025, reflecting higher estimated net revenues from potential advisory transactions.
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
Net revenues in FICC were $3.47 billion, 9% higher than the second quarter of 2024, primarily reflecting significantly higher net revenues in FICC financing, primarily driven by mortgages and structured lending. Net revenues in FICC intermediation were slightly higher, reflecting significantly higher net revenues in currencies, higher net revenues in credit products and slightly higher net revenues in interest rate products, largely offset by significantly lower net revenues in both mortgages and commodities.
The increase in FICC intermediation net revenues reflected significantly higher client activity, largely offset by the impact of less favorable market-making conditions on our inventory. The following provides information about our FICC intermediation net revenues by business, compared with results for the second quarter of 2024:
•Net revenues in currencies primarily reflected higher client activity.
•Net revenues in credit products and interest rate products reflected higher client activity, partially offset by the impact of less favorable market-making conditions on our inventory.
•Net revenues in mortgages and commodities reflected the impact of less favorable market-making conditions on our inventory.
Net revenues in Equities were $4.30 billion, 36% higher than the second quarter of 2024, due to significantly higher net revenues in Equities intermediation (driven by both cash products and derivatives) and in Equities financing (primarily driven by portfolio financing).
Net revenues in Other were $161 million for the second quarter of 2025, compared with $102 million for the second quarter of 2024, with the increase primarily reflecting higher net gains from direct investments.
Provision for credit losses was $179 million for the second quarter of 2025, compared with a net benefit of $55 million for the second quarter of 2024. Provisions for the second quarter of 2025 reflected growth and impairments in the wholesale portfolio. The net benefit for the second quarter of 2024 reflected a reserve release relating to the wholesale portfolio.
Operating expenses were $5.77 billion for the second quarter of 2025, 14% higher than the second quarter of 2024, primarily due to higher compensation and benefits expenses (reflecting improved operating performance) and significantly higher transaction based expenses. Pre-tax earnings were $4.17 billion for the second quarter of 2025, 32% higher than the second quarter of 2024.
Six Months Ended June 2025 versus June 2024. Net revenues in Global Banking & Markets were $20.83 billion for the first half of 2025, 16% higher than the first half of 2024.
Investment banking fees were $4.11 billion, 8% higher than the first half of 2024, primarily due to higher net revenues in Advisory, reflecting an increase in industry-wide completed mergers and acquisitions volumes. Net revenues in Debt underwriting were slightly higher, while net revenues in Equity underwriting were essentially unchanged.
As of June 2025, our Investment banking fees backlog was higher compared with December 2024, due to significantly higher estimated net revenues from potential advisory transactions, partially offset by significantly lower estimated net revenues from potential equity underwriting transactions (primarily from initial public offerings).
Net revenues in FICC were $7.87 billion, 5% higher than the first half of 2024, reflecting significantly higher net revenues in FICC financing, primarily driven by mortgages and structured lending. Net revenues in FICC intermediation were essentially unchanged, as significantly higher net revenues in currencies were largely offset by significantly lower net revenues in both commodities and mortgages. Net revenues in both interest rate products and credit products were essentially unchanged.

117	Goldman Sachs June 2025 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
Compared with the first half of 2024, FICC intermediation net revenues reflected significantly higher client activity, offset by the impact of less favorable market-making conditions on our inventory. The following provides information about our FICC intermediation net revenues by business, compared with results for the first half of 2024:
•Net revenues in currencies primarily reflected higher client activity.
•Net revenues in commodities and mortgages reflected the impact of less favorable market-making conditions on our inventory.
•Net revenues in interest rate products and credit products reflected the impact of less favorable market-making conditions on our inventory, largely offset by higher client activity.
Net revenues in Equities were $8.49 billion, 31% higher than the first half of 2024, due to significantly higher net revenues in Equities intermediation (driven by both derivatives and cash products) and in Equities financing (primarily driven by portfolio financing).
Net revenues in Other were $358 million for the first half of 2025, compared with $114 million for the first half of 2024, with the increase primarily reflecting higher net revenues from relationship lending activities.
Provision for credit losses was $244 million for the first half of 2025, compared with $41 million for the first half of 2024. Provisions for the first half of 2025 reflected growth and impairments in the wholesale portfolio.
Operating expenses were $11.58 billion for the first half of 2025, 13% higher than the first half of 2024, primarily due to higher compensation and benefits expenses (reflecting improved operating performance) and significantly higher transaction based expenses. Pre-tax earnings were $9.00 billion for the first half of 2025, 18% higher than the first half of 2024.

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

Goldman Sachs June 2025 Form 10-Q	118

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

The table below presents our Asset & Wealth Management assets.

	As of
	June	December
$ in millions	2025	2024
Cash and cash equivalents	$29,151	$36,364
Collateralized agreements	18,722	12,126
Customer and other receivables	22,018	19,999
Trading assets	42,918	41,724
Investments	23,117	23,130
Loans	50,444	46,694
Other assets	12,894	13,291
Total	$199,264	$193,328
The table below presents details about our Asset & Wealth Management loans.

	As of
	June	December
$ in millions	2025	2024
Corporate	$7,109	$7,377
Real estate	18,673	18,053
Securities-based	12,851	12,198
Other collateralized	10,597	8,027
Other	2,004	1,951
Loans, gross	51,234	47,606
Allowance for loan losses	(790)	(912)
Total loans	$50,444	$46,694
In the table above, gross loans included $42.34 billion of loans as of June 2025 and $38.30 billion of loans as of December 2024 that were related to Private banking and lending.
The average Asset & Wealth Management gross loans were $50.54 billion for the three months ended June 2025, $45.14 billion for the three months ended June 2024, $49.39 billion for the six months ended June 2025 and $45.86 billion for the six months ended June 2024.
The table below presents our Asset & Wealth Management operating results.

	Three Months Ended June		Six Months Ended June
$ in millions	2025	2024	2025	2024
Management and other fees	$2,805	$2,536	$5,508	$4,988
Incentive fees	102	46	231	134
Private banking and lending	789	707	1,514	1,389
Equity investments	(1)	292	(6)	514
Debt investments	83	297	210	642
Net revenues	3,778	3,878	7,457	7,667
Provision for credit losses	(102)	(58)	(83)	(80)
Operating expenses	3,035	3,037	5,907	5,971
Pre-tax earnings	845	899	1,633	1,776
Provision for taxes	203	199	330	384
Net earnings	642	700	1,303	1,392
Preferred stock dividends	46	27	76	66
Net earnings to common	$596	$673	$1,227	$1,326

Average common equity	$26,046	$26,058	$26,087	$26,213
Return on average common equity	9.2%	10.3%	9.4%	10.1%
In the table above, Management and other fees included fees from alternatives of $589 million for the three months ended June 2025, $548 million for the three months ended June 2024, $1.11 billion for the six months ended June 2025 and $1.03 billion for the six months ended June 2024.

119	Goldman Sachs June 2025 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
Our target is to achieve ROE in the mid-teens and pre-tax margins in the mid-twenties within the medium term (three-to five-year time horizon from year-end 2022) for Asset & Wealth Management. The ROE for Asset & Wealth Management was 9.4% and the pre-tax margin was 22% for the first half of 2025. The impact of historical principal investments and the related attributed equity reduced the ROE and the pre-tax margin for Asset & Wealth Management by approximately 3 percentage points.
The table below presents our Asset management and Wealth management net revenues by line item in Asset & Wealth Management.

$ in millions	Asset management	Wealth management	Asset & Wealth Management
Three Months Ended June 2025
Management and other fees	$1,213	$1,592	$2,805
Incentive fees	102	–	102
Private banking and lending	–	789	789
Equity investments	(1)	–	(1)
Debt investments	83	–	83
Total	$1,397	$2,381	$3,778
Three Months Ended June 2024
Management and other fees	$1,099	$1,437	$2,536
Incentive fees	46	–	46
Private banking and lending	–	707	707
Equity investments	290	2	292
Debt investments	297	–	297
Total	$1,732	$2,146	$3,878
Six Months Ended June 2025
Management and other fees	$2,404	$3,104	$5,508
Incentive fees	231	–	231
Private banking and lending	–	1,514	1,514
Equity investments	(6)	–	(6)
Debt investments	210	–	210
Total	$2,839	$4,618	$7,457
Six Months Ended June 2024
Management and other fees	$2,212	$2,776	$4,988
Incentive fees	134	–	134
Private banking and lending	–	1,389	1,389
Equity investments	512	2	514
Debt investments	642	–	642
Total	$3,500	$4,167	$7,667
The table below presents our Equity investments net revenues by equity type and asset class.

	Three Months Ended June		Six Months Ended June
$ in millions	2025	2024	2025	2024
Equity Type
Private equity	$(10)	$374	$166	$704
Public equity	9	(82)	(172)	(190)
Total	$(1)	$292	$(6)	$514

Asset Class
Real estate	$(175)	$147	$(173)	$252
Corporate	174	145	167	262
Total	$(1)	$292	$(6)	$514

The table below presents details about our Debt investments net revenues.

	Three Months Ended June		Six Months Ended June
$ in millions	2025	2024	2025	2024
Fair value net gains/(losses)	$(60)	$35	$(79)	$122
Net interest income	143	262	289	520
Total	$83	$297	$210	$642
Operating Environment. During the second quarter of 2025, Asset & Wealth Management operated in an environment generally characterized by continued market volatility and broad macroeconomic uncertainty and concerns, including about changes in international trade policies (including tariffs). Global equity prices were generally higher compared with the end of the first quarter of 2025, positively affecting assets under supervision.
In the future, if market and economic conditions deteriorate, it may lead to a decline in asset prices, or investors transitioning to asset classes that typically generate lower fees or withdrawing their assets, and net revenues in Asset & Wealth Management would likely be negatively impacted.
Three Months Ended June 2025 versus June 2024. Net revenues in Asset & Wealth Management were $3.78 billion for the second quarter of 2025, 3% lower than the second quarter of 2024, reflecting significantly lower net revenues in both Equity investments and Debt investments, partially offset by higher Management and other fees. Net revenues in Private banking and lending and Incentive fees were also higher.
The decrease in Equity investments net revenues reflected significantly lower net gains from investments in private equities. The decrease in Debt investments net revenues reflected significantly lower net interest income due to a reduction in the debt investments balance sheet and net losses from hedges compared with net gains in the prior year period. The increase in Management and other fees primarily reflected the impact of higher average assets under supervision. The increase in Private banking and lending net revenues primarily reflected higher net interest income from lending. The increase in Incentive fees was primarily driven by harvesting.
Provision for credit losses was a net benefit of $102 million for the second quarter of 2025, compared with a net benefit of $58 million for the second quarter of 2024. The net benefit for the second quarter of 2025 reflected reserve reductions related to net recoveries on impaired loans and lower balances in the wholesale portfolio. The net benefit for the second quarter of 2024 reflected a reserve reduction related to sales and paydowns.
Operating expenses were $3.04 billion for the second quarter of 2025, essentially unchanged compared with the second quarter of 2024. Pre-tax earnings were $845 million for the second quarter of 2025, 6% lower than the second quarter of 2024.

Goldman Sachs June 2025 Form 10-Q	120

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
Six Months Ended June 2025 versus June 2024. Net revenues in Asset & Wealth Management were $7.46 billion for the first half of 2025, 3% lower than the first half of 2024, reflecting significantly lower net revenues in both Equity investments and Debt investments, partially offset by higher Management and other fees. Net revenues in Private banking and lending and Incentive fees were also higher.
The decrease in Equity investments net revenues reflected significantly lower net gains from investments in private equities. The decrease in Debt investments net revenues primarily reflected significantly lower net interest income due to a reduction in the debt investments balance sheet and net losses from hedges compared with net gains in the prior year period. The increase in Management and other fees primarily reflected higher average assets under supervision. The increase in Private banking and lending net revenues primarily reflected higher net interest income from lending. The increase in Incentive fees was driven by harvesting.
Provision for credit losses was a net benefit of $83 million for the first half of 2025, compared with a net benefit of $80 million for the first half of 2024. The net benefits for both the first half of 2025 and the first half of 2024 reflected a reserve reduction related to lower balances in the wholesale portfolio.
Operating expenses were $5.91 billion for the first half of 2025, essentially unchanged compared with the first half of 2024, as significantly lower expenses, including impairments, from CIEs were partially offset by higher transaction based expenses. Pre-tax earnings were $1.63 billion for the first half of 2025, 8% lower than the first half of 2024.

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
The table below presents information about our firmwide period-end AUS by asset class, client channel, region and vehicle.

	As of June
$ in billions	2025	2024
Asset Class
Alternative investments	$355	$314
Equity	857	735
Fixed income	1,253	1,147
Total long-term AUS	2,465	2,196
Liquidity products	828	738
Total AUS	$3,293	$2,934

Client Channel
Institutional	$1,140	$1,063
Wealth management	1,003	865
Third-party distributed	1,150	1,006
Total AUS	$3,293	$2,934

Region
Americas	$2,294	$2,061
EMEA	762	669
Asia	237	204
Total AUS	$3,293	$2,934

Vehicle
Separate accounts	$1,786	$1,630
Public funds	1,019	916
Private funds and other	488	388
Total AUS	$3,293	$2,934
In the table above, liquidity products includes money market funds and private bank deposits.
Total wealth management client assets (consisting of AUS, brokerage assets and Marcus deposits) were approximately $1.7 trillion as of June 2025 and approximately $1.5 trillion as of June 2024.

121	Goldman Sachs June 2025 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
The table below presents changes in our AUS.

	Three Months Ended June		Six Months Ended June
$ in billions	2025	2024	2025	2024
Beginning balance	$3,173	$2,848	$3,137	$2,812
Net inflows/(outflows):
Alternative investments	9	18	13	18
Equity	8	6	19	7
Fixed income	–	7	14	30
Total long-term AUS net inflows/(outflows)	17	31	46	55
Liquidity products	(12)	40	(17)	1
Total AUS net inflows/(outflows)	5	71	29	56
Net market appreciation/(depreciation)	115	15	127	66
Ending balance	$3,293	$2,934	$3,293	$2,934
In the table above:
•During the three months ended June 2025, our AUS increased $120 billion due to net market appreciation (primarily in equity and fixed income assets) and net inflows (reflecting net inflows in alternative investments and equity assets, partially offset by net outflows in liquidity products).
•During the three months ended June 2024, our AUS increased $86 billion due to net inflows (across all asset classes) and net market appreciation (in equity assets).
•During the six months ended June 2025, our AUS increased $156 billion due to net market appreciation (primarily in equity and fixed income assets) and net inflows (reflecting net inflows in equity, fixed income and alternative investments assets, partially offset by net outflows in liquidity products).
•During the six months ended June 2024, our AUS increased $122 billion due to net market appreciation (in equity assets) and net inflows (primary in fixed income, alternative investments and equity assets).
The table below presents information about our total AUS net inflows/(outflows) by client channel.

	Three Months Ended June		Six Months Ended June
$ in billions	2025	2024	2025	2024
Institutional	$5	$17	$8	$29
Wealth management	3	9	32	26
Third-party distributed	(3)	45	(11)	1
Total AUS net inflows/(outflows)	$5	$71	$29	$56

The table below presents information about our average monthly firmwide AUS by asset class.

	Average for the
	Three Months Ended June		Six Months Ended June
$ in billions	2025	2024	2025	2024
Asset Class
Alternative investments	$347	$304	$344	$301
Equity	806	718	799	698
Fixed income	1,232	1,143	1,217	1,135
Total long-term AUS	2,385	2,165	2,360	2,134
Liquidity products	834	718	839	723
Total AUS	$3,219	$2,883	$3,199	$2,857
In addition to our AUS, we have discretion over alternative investments where we currently do not earn management fees (non-fee-earning alternative assets).
We earn management fees on client assets that we manage and also receive incentive fees based on a percentage of a fund’s or a separately managed account’s return, or when the return exceeds a specified benchmark or other performance targets. These incentive fees are recognized when it is probable that a significant reversal of such fees will not occur. Our estimated unrecognized incentive fees were $4.62 billion as of June 2025 and $4.12 billion as of December 2024. Such amounts are based on the completion of the funds’ financial statements, which is generally one quarter in arrears. These fees will be recognized, assuming no decline in fair value, if and when it is probable that a significant reversal of such fees will not occur, which is generally when such fees are no longer subject to fluctuations in the market value of the assets.
The table below presents our average effective management fee (which excludes non-asset-based fees) earned on our firmwide AUS by asset class.

	Three Months Ended June		Six Months Ended June
Effective fees (bps)	2025	2024	2025	2024
Alternative investments	62	61	61	62
Equity	54	55	54	55
Fixed income	17	17	17	17
Liquidity products	14	15	14	15
Total average effective fee	31	31	31	31

Goldman Sachs June 2025 Form 10-Q	122

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
The table below presents details about our monthly average AUS for alternative investments and the average effective management fee we earned on such assets.

$ in billions	Direct strategies	Fund of funds	Total
Three Months Ended June 2025
Average AUS
Corporate equity	$38	$96	$134
Credit	51	16	67
Real estate	13	17	30
Hedge funds and other	48	30	78
Funds and discretionary accounts	$150	$159	$309
Advisory accounts			38
Total average AUS for alternative investments			$347
Effective Fees (bps)
Corporate equity	124	52	75
Credit	86	9	71
Real estate	87	32	56
Hedge funds and other	67	42	57
Funds and discretionary accounts	90	44	67
Advisory accounts			18
Total average effective fee			62
Three Months Ended June 2024
Average AUS
Corporate equity	$33	$82	$115
Credit	47	10	57
Real estate	13	14	27
Hedge funds and other	42	25	67
Funds and discretionary accounts	$135	$131	$266
Advisory accounts			38
Total average AUS for alternative investments			$304
Effective Fees (bps)
Corporate equity	119	56	75
Credit	81	16	71
Real estate	84	27	55
Hedge funds and other	66	49	60
Funds and discretionary accounts	86	48	68
Advisory accounts			17
Total average effective fee			61
Six Months Ended June 2025
Average AUS
Corporate equity	$38	$95	$133
Credit	50	16	66
Real estate	13	17	30
Hedge funds and other	48	29	77
Funds and discretionary accounts	$149	$157	$306
Advisory accounts			38
Total average AUS for alternative investments			$344
Effective Fees (bps)
Corporate equity	124	53	75
Credit	83	9	68
Real estate	87	33	57
Hedge funds and other	68	42	58
Funds and discretionary accounts	89	44	67
Advisory accounts			18
Total average effective fee			61
Six Months Ended June 2024
Average AUS
Corporate equity	$32	$81	$113
Credit	47	9	56
Real estate	13	13	26
Hedge funds and other	42	24	66
Funds and discretionary accounts	$134	$127	$261
Advisory accounts			40
Total average AUS for alternative investments			$301
Effective Fees (bps)
Corporate equity	119	58	76
Credit	81	15	71
Real estate	83	29	57
Hedge funds and other	66	50	61
Funds and discretionary accounts	86	50	69
Advisory accounts			16
Total average effective fee			62
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

$ in billions	AUS	Non-fee-earning alternative assets	Total alternative assets
As of June 2025
Corporate equity	$136	$76	$212
Credit	71	80	151
Real estate	31	26	57
Hedge funds and other	80	3	83
Funds and discretionary accounts	318	185	503
Advisory accounts	37	2	39
Total alternative investments	$355	$187	$542
As of June 2024
Corporate equity	$119	$77	$196
Credit	58	81	139
Real estate	29	25	54
Hedge funds and other	71	3	74
Funds and discretionary accounts	277	186	463
Advisory accounts	37	1	38
Total alternative investments	$314	$187	$501
In the table above:
•Corporate equity primarily includes private equity.
•Total alternative assets included uncalled capital that is available for future investing of $64 billion as of June 2025 and $59 billion as of June 2024.
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
Our target is to grow our total credit alternative assets to $300 billion by the end of 2028.

123	Goldman Sachs June 2025 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
The table below presents information about third-party commitments raised in our alternatives business from the beginning of 2020 through the second quarter of 2025.

As of
$ in billions	June 2025
Included in AUS	$275
Included in non-fee-earning alternative assets	85
Third-party commitments raised	$360
In the table above, commitments included in non-fee-earning alternative assets included approximately $64 billion, which will begin to earn fees (and become AUS) if and when the commitments are drawn and assets are invested. In the second quarter of 2025, we raised $18 billion in third-party commitments in our alternatives business, including $7 billion in corporate equity, $6 billion in credit, $1 billion in real estate and $4 billion in hedge funds and other. We have raised $37 billion of third-party commitments in our alternatives business in the first half of 2025 and $360 billion since 2019, and expect fundraising for the remainder of 2025 to be consistent with levels achieved in recent years, subject to market conditions.
The table below presents information about alternative investments in Asset & Wealth Management that we hold on our balance sheet by asset type.

	As of
	June	December
$ in billions	2025	2024
Loans	$8.2	$8.5
Debt securities	8.7	9.0
Equity securities	13.5	13.4
Other	4.9	5.6
Total	$35.3	$36.5

The table below presents further information about our alternative investments in Asset & Wealth Management that we hold on our balance sheet.

	As of
	June	December
$ in billions	2025	2024
Client co-invest	$18.7	$18.4
Firmwide initiatives	8.6	8.7
Historical principal investments:
Loans	1.4	1.6
Debt securities	2.1	2.6
Equity securities	3.3	3.5
Other	1.2	1.7
Total historical principal investments	8.0	9.4
Total	$35.3	$36.5
In the table above:
•Client co-invest primarily includes our investments in funds that we raise and manage or where we have invested alongside our clients.
•Firmwide initiatives primarily includes our investments related to the Community Reinvestment Act and our corporate engagement programs, such as One Million Black Women.
•Historical principal investments includes our remaining balance sheet alternative investments portfolio that we plan to reduce. This portfolio was approximately $30 billion as of December 2022 and we expect to sell down the vast majority of this portfolio by the end of 2026. The impact of historical principal investments to our pre-tax earnings was $(136) million for the three months ended June 2025 and $(196) million for the six months ended June 2025. Attributed equity associated with historical principal investments was $3.5 billion as of June 2025.

Goldman Sachs June 2025 Form 10-Q	124

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
The table below presents the rollforward of our alternative investments categorized as historical principal investments for the second quarter of 2025.

Historical
principal
$ in billions	investments
Beginning balance	$8.8
Additions	0.1
Dispositions	(0.9)
Ending balance	$8.0
In the table above, dispositions included approximately $0.1 billion of investments that were transferred from historical principal investments to client co-invest.
Loans and Debt Securities. The table below presents the concentration of loans and debt securities within our alternative investments by accounting classification, region and industry.

	As of
	June	December
$ in billions	2025	2024
Loans	$8.2	$8.5
Debt securities	8.7	9.0
Total	$16.9	$17.5

Accounting Classification
Debt securities at fair value	52%	51%
Loans at amortized cost	42%	45%
Loans at fair value	2%	3%
Loans held for sale	4%	1%
Total	100%	100%

Region
Americas	49%	54%
EMEA	40%	35%
Asia	11%	11%
Total	100%	100%

Industry
Consumer & Retail	10%	11%
Financial Institutions	10%	9%
Healthcare	12%	12%
Industrials	13%	14%
Natural Resources & Utilities	2%	2%
Real Estate	12%	13%
Technology, Media & Telecommunications	30%	29%
Other	11%	10%
Total	100%	100%

Equity Securities. The table below presents the concentration of equity securities within our alternative investments by region and industry.

	As of
	June	December
$ in billions	2025	2024
Equity securities	$13.5	$13.4

Region
Americas	68%	68%
EMEA	18%	17%
Asia	14%	15%
Total	100%	100%

Industry
Consumer & Retail	4%	5%
Financial Institutions	15%	15%
Healthcare	7%	6%
Industrials	7%	7%
Natural Resources & Utilities	13%	14%
Real Estate	26%	27%
Technology, Media & Telecommunications	25%	24%
Other	3%	2%
Total	100%	100%
In the table above:
•Equity securities included $13.1 billion as of June 2025 and $12.6 billion as of December 2024 of private equity positions, and $0.4 billion as of June 2025 and $0.8 billion as of December 2024 of public equity positions that converted from private equity upon the initial public offerings of the underlying companies.
•The concentrations for real estate equity securities as of June 2025 were 14% for multifamily (14% as of December 2024), 5% for mixed use (5% as of December 2024), 3% for industrials (3% as of December 2024), 1% for office (2% as of December 2024) and 3% for other real estate equity securities (3% as of December 2024).
The table below presents the concentration of equity securities within our alternative investments by vintage.

Vintage
As of June 2025
2018 or earlier	28%
2019 - 2021	34%
2022 - thereafter	38%
Total	100%
As of December 2024
2017 or earlier	22%
2018 - 2020	28%
2021 - thereafter	50%
Total	100%

125	Goldman Sachs June 2025 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
Other. Other investments include tax credit investments (accounted for under the proportional amortization method of accounting) of $3.3 billion as of June 2025 and $3.2 billion as of December 2024. Additionally, other investments includes CIEs, which held assets (generally accounted for at historical cost less depreciation) of $1.6 billion as of June 2025 and $2.4 billion as of December 2024, and were funded with liabilities of approximately $0.8 billion as of June 2025 and $1.2 billion as of December 2024. Substantially all such liabilities were nonrecourse, thereby reducing our equity at risk.
The table below presents the concentration of CIE assets, net of financings, within our alternative investments by region and asset class.

	As of
	June	December
$ in billions	2025	2024
CIE assets, net of financings	$0.8	$1.2
Region
Americas	76%	72%
EMEA	17%	15%
Asia	7%	13%
Total	100%	100%
Asset Class
Hospitality	1%	7%
Industrials	18%	23%
Multifamily	17%	15%
Office	32%	29%
Retail	7%	6%
Senior Housing	1%	4%
Student Housing	1%	1%
Other	23%	15%
Total	100%	100%
The table below presents the concentration of CIE assets, net of financings, within our alternative investments by vintage.

Vintage
As of June 2025
2018 or earlier	51%
2019 - 2021	35%
2022 - thereafter	14%
Total	100%
As of December 2024
2017 or earlier	29%
2018 - 2020	37%
2021 - thereafter	34%
Total	100%

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
The table below presents our Platform Solutions assets.

	As of
	June	December
$ in millions	2025	2024
Cash and cash equivalents	$12,124	$16,041
Collateralized agreements	8,877	5,944
Customer and other receivables	83	72
Trading assets	20,351	20,452
Investments	3	3
Loans	18,442	18,836
Other assets	1,242	1,154
Total	$61,122	$62,502
The table below presents details about our Platform Solutions loans.

	As of
	June	December
$ in millions	2025	2024
Credit cards	$20,909	$21,403
Loans, gross	20,909	21,403
Allowance for loan losses	(2,467)	(2,567)
Total loans	$18,442	$18,836
The average Platform Solutions gross loans were $20.70 billion for the three months ended June 2025, $19.24 billion for the three months ended June 2024, $20.70 billion for the six months ended June 2025 and $20.63 billion for the six months ended June 2024.

Goldman Sachs June 2025 Form 10-Q	126

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
The table below presents our Platform Solutions operating results.

	Three Months Ended June		Six Months Ended June
$ in millions	2025	2024	2025	2024
Consumer platforms	$623	$599	$1,234	$1,217
Transaction banking and other	62	70	127	150
Net revenues	685	669	1,361	1,367
Provision for credit losses	307	395	510	639
Operating expenses	435	421	883	992
Pre-tax earnings/(loss)	(57)	(147)	(32)	(264)
Provision/(benefit) for taxes	(10)	(32)	(6)	(57)
Net earnings/(loss)	(47)	(115)	(26)	(207)
Preferred stock dividends	9	5	14	12
Net earnings/(loss) to common	$(56)	$(120)	$(40)	$(219)

Average common equity	$4,413	$4,347	$4,462	$4,552
Return on average common equity	(5.1)%	(11.0)%	(1.8)%	(9.6)%
Our target is to achieve pre-tax breakeven by the end of 2025 for Platform Solutions.
Operating Environment. The operating environment for Platform Solutions is mainly impacted by the economic environment in the U.S., which, during the second quarter of 2025, was generally characterized by uncertainty and concerns about inflation, changes in international trade policies (including tariffs), a continued low rate of unemployment and a slightly improved pace of growth in consumer expenditures compared with the first quarter of 2025.
In the future, if economic conditions deteriorate, it may lead to a decrease in consumer expenditures or a deterioration in consumer credit, and net revenues and provision for credit losses in Platform Solutions would likely be negatively impacted.
Three Months Ended June 2025 versus June 2024. Net revenues in Platform Solutions were $685 million for the second quarter of 2025, 2% higher than the second quarter of 2024.
Notwithstanding our strategic decision to narrow the focus on consumer-related activities, Consumer platforms net revenues were slightly higher compared with the second quarter of 2024. Transaction banking and other net revenues were lower compared with the prior year period. See “Regulatory and Other Matters — Other Matters — Narrowing our Focus on Consumer-Related Activities” for further information.

Provision for credit losses was $307 million for the second quarter of 2025, compared with $395 million for the second quarter of 2024. Provisions for the second quarter of 2025 reflected net charge-offs and growth related to the credit card portfolio. Provisions for the second quarter of 2024 primarily reflected net charge-offs related to the credit card portfolio.
Operating expenses were $435 million for the second quarter of 2025, 3% higher than the second quarter of 2024. Pre-tax loss was $57 million for the second quarter of 2025, compared with a pre-tax loss of $147 million for the second quarter of 2024.
Six Months Ended June 2025 versus June 2024. Net revenues in Platform Solutions were $1.36 billion for the first half of 2025, essentially unchanged compared with the first half of 2024.
Transaction banking and other net revenues were lower compared with the first half of 2024, primarily reflecting lower average deposit balances. Notwithstanding our strategic decision to narrow our focus on consumer-related activities, Consumer platforms net revenues were essentially unchanged. See “Regulatory and Other Matters — Other Matters — Narrowing our Focus on Consumer-Related Activities” for further information.
Provision for credit losses was $510 million for the first half of 2025, compared with $639 million for the first half of 2024. Provisions for both the first half of 2025 and the first half of 2024 reflected net charge-offs related to the credit card portfolio.
Operating expenses were $883 million for the first half of 2025, 11% lower than the first half of 2024, primarily reflecting the impact of the sale of GreenSky. Pre-tax loss was $32 million for the first half of 2025, compared with a pre-tax loss of $264 million for the first half of 2024.
Geographic Data
See Note 25 to the consolidated financial statements for a summary of our total net revenues and pre-tax earnings by geographic region.

127	Goldman Sachs June 2025 Form 10-Q

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
Scenario Analyses. We conduct various scenario analyses, including as part of the Comprehensive Capital Analysis and Review (CCAR) and U.S. Dodd-Frank Wall Street Reform and Consumer Protection Act Stress Tests (DFAST), as well as our recovery and resolution planning. See “Capital Management and Regulatory Capital — Capital Management” for further information about these scenario analyses. These scenarios cover short- and long-term time horizons using various macroeconomic and firm-specific assumptions, based on a range of economic scenarios. We use these analyses to assist us in developing our longer-term balance sheet management strategy, including the level and composition of assets, funding and capital. Additionally, these analyses help us develop approaches for maintaining appropriate funding, liquidity and capital across a variety of situations, including a severely stressed environment.

Goldman Sachs June 2025 Form 10-Q	128

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
Balance Sheet Analysis and Metrics
As of June 2025, total assets in our consolidated balance sheets were $1.79 trillion, an increase of $109.04 billion from December 2024, reflecting increases in trading assets of $57.53 billion (primarily due to increases in government and agency obligations, equity securities and corporate debt, reflecting the impact of our and our clients' activities), customer and other receivables of $47.74 billion (reflecting our clients’ activities), loans of $20.99 billion (primarily due to increases in other collateralized lending and real estate loans) and investments of $17.93 billion (reflecting an increase in U.S. government obligations accounted for as available-for-sale securities), partially offset by a decrease in cash and cash equivalents of $29.13 billion (primarily reflecting our activity). See "Liquidity Risk Management — Cash Flows" for further information about cash and cash equivalents.
As of June 2025, total liabilities in our consolidated balance sheets were $1.66 trillion, an increase of $106.94 billion from December 2024, reflecting increases in trading liabilities of $50.64 billion (reflecting increases in government obligations and equity securities, driven by our and our clients' activities), borrowings of $36.63 billion (driven by net issuances), customer and other payables of $36.00 billion (primarily reflecting our clients’ activities) and deposits of $33.13 billion (reflecting increases in consumer deposits, other deposits and deposit sweep program balances), partially offset by a decrease in collateralized financings of $47.95 billion (reflecting the impact of our and our clients’ activities).
Our total securities sold under agreements to repurchase (repurchase agreements), accounted for as collateralized financings, were $230.22 billion as of June 2025 which were essentially the same as the average daily amount over the second quarter of 2025. As of December 2024, total repurchase agreements were $274.38 billion, which were 5% higher than the average daily amount over the fourth quarter of 2024.
The level of our repurchase agreements fluctuates between and within periods, primarily due to providing clients with access to highly liquid collateral, such as certain government and agency obligations, through collateralized financing activities.
The table below presents information about our balance sheet and leverage ratios.

	As of
	June	December
$ in millions	2025	2024
Total assets	$1,785,009	$1,675,972
Unsecured long-term borrowings	$279,967	$242,634
Total shareholders’ equity	$124,096	$121,996
Leverage ratio	14.4x	13.7x
Debt-to-equity ratio	2.3x	2.0x

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

	As of
	June	December
$ in millions, except per share amounts	2025	2024
Total shareholders’ equity	$124,096	$121,996
Preferred stock	(15,153)	(13,253)
Common shareholders’ equity	108,943	108,743
Goodwill	(5,952)	(5,853)
Identifiable intangible assets	(888)	(847)
Tangible common shareholders’ equity	$102,103	$102,043

Book value per common share	$349.74	$336.77
Tangible book value per common share	$327.78	$316.02
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
•Book value per common share and tangible book value per common share are based on common shares outstanding and restricted stock units granted to employees with no future service requirements and not subject to performance or market conditions (collectively, basic shares) of 311.5 million as of June 2025 and 322.9 million as of December 2024. We believe that tangible book value per common share (tangible common shareholders’ equity divided by basic shares) is meaningful because it is a measure that we and investors use to assess capital adequacy. Tangible book value per common share is a non-GAAP measure and may not be comparable to similar non-GAAP measures used by other companies.

129	Goldman Sachs June 2025 Form 10-Q

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
The table below presents information about our funding sources.

	As of
$ in millions	June 2025		December 2024
Deposits	$466,143	37%	$433,013	35%
Collateralized financings	310,636	25%	358,590	29%
Unsecured short-term borrowings	69,004	6%	69,709	6%
Unsecured long-term borrowings	279,967	22%	242,634	20%
Total shareholders’ equity	124,096	10%	121,996	10%
Total	$1,249,846	100%	$1,225,942	100%
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
The table below presents the types and sources of deposits.

$ in millions	Savings and Demand	Time	Total
As of June 2025
Consumer	$129,626	$66,520	$196,146
Private bank	86,256	7,516	93,772
Brokered certificates of deposit	–	44,234	44,234
Deposit sweep programs	36,763	–	36,763
Transaction banking	60,269	1,431	61,700
Other	1,550	31,978	33,528
Total	$314,464	$151,679	$466,143
As of December 2024
Consumer	$126,694	$54,541	$181,235
Private bank	90,013	6,489	96,502
Brokered certificates of deposit	–	41,014	41,014
Deposit sweep programs	30,927	–	30,927
Transaction banking	60,925	1,820	62,745
Other	1,776	18,814	20,590
Total	$310,335	$122,678	$433,013
In the table above:
•Savings and demand accounts consist of money market deposit accounts, negotiable order of withdrawal accounts and demand deposit accounts that have no stated maturity or expiration date.
•Time deposits had a weighted average maturity of approximately 0.7 years as of June 2025 and approximately 0.6 years as of December 2024.
•Consumer deposits consist of deposits from both Marcus and Apple Card customers.
•Deposit sweep programs include contractual agreements with U.S. broker-dealers who sweep client cash to FDIC-insured deposits.
•Transaction banking deposits consist of deposits that we raised through our cash management services business for corporate and other institutional clients.
•Other deposits are substantially all from institutional clients.
•Deposits insured by the FDIC were $257.11 billion as of June 2025 and $234.54 billion as of December 2024.
•Deposits insured by non-U.S. insurance programs were $29.39 billion as of June 2025 and $25.98 billion as of December 2024.

Goldman Sachs June 2025 Form 10-Q	130

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
We also raise financing through other types of collateralized financings, such as secured loans and notes. GS Bank USA has access to funding from the Federal Home Loan Bank. Our outstanding borrowings from the Federal Home Loan Bank were $5.03 billion as of June 2025 and $5.04 billion as of December 2024. Additionally, we have access to funding through the Federal Reserve discount window, but we do not rely on this funding in our liquidity planning and stress testing.

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
The table below presents our quarterly unsecured long-term borrowings maturity profile.

$ in millions	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
As of June 2025
2026	$–	$–	$10,533	$9,475	$20,008
2027	$17,232	$10,465	$9,607	$10,268	47,572
2028	$16,167	$10,973	$4,766	$5,178	37,084
2029	$8,151	$10,769	$7,607	$6,876	33,403
2030	$14,461	$8,123	$3,516	$4,279	30,379
2031 - thereafter					111,521
Total					$279,967
The weighted average maturity of our unsecured long-term borrowings as of June 2025 was approximately seven years. To mitigate refinancing risk, we seek to limit the principal amount of debt maturing over the course of any monthly, quarterly, semi-annual or annual time horizon. We enter into interest rate swaps to convert a portion of our unsecured long-term borrowings into floating-rate obligations to manage our exposure to interest rates. See Note 14 to the consolidated financial statements for further information about our unsecured long-term borrowings.
Shareholders’ Equity. Shareholders’ equity is a stable and perpetual source of funding. See Note 19 to the consolidated financial statements for further information about our shareholders’ equity.

131	Goldman Sachs June 2025 Form 10-Q

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
Based on the FRB's announcement of our 2025 CCAR results in June 2025, we expect our SCB requirement will be 3.4% beginning on October 1, 2025, resulting in a Standardized CET1 capital ratio requirement of 10.9%. The FRB will provide our final SCB requirement by August 31, 2025. These results and the effective date may be subject to further changes pending the finalization of the FRB’s outstanding proposal on SCB averaging. See "Regulatory and Other Matters — Regulatory Matters" for further information about the FRB's proposals. See “Share Repurchase Program” for further information about common stock repurchases and dividends and "Consolidated Regulatory Capital" for further information about the global systemically important bank (G-SIB) surcharge. We published a summary of our annual DFAST results in June 2025. See “Available Information.”

Goldman Sachs June 2025 Form 10-Q	132

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
GS Bank USA is required to conduct stress tests on an annual basis and publish a summary of certain results. GS Bank USA published a summary of its annual DFAST results in June 2025. See “Available Information.”
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
During the second quarter of 2025, we returned a total of $3.96 billion of capital to common shareholders, including $3.00 billion of common share repurchases and $957 million of common stock dividends. The Board approved an increase in our common stock dividend from $3.00 to $4.00 per share beginning in the third quarter of 2025. Consistent with our capital management philosophy, we will continue prioritizing deployment of capital for our clients where returns are attractive and distribute any excess capital to shareholders through dividends and share repurchases, while targeting a 50 to 100 basis point buffer above our capital requirement.
We are subject to a one percent non-deductible federal excise tax (buyback tax) that is applicable to the fair market value of certain corporate share repurchases. The fair market value of share repurchases subject to the tax is reduced by the fair market value of any applicable stock issued during the calendar year, including stock issued to employees. The buyback tax did not have a material impact on our financial condition, results of operations or cash flows for either the three or six months ended June 2025.
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

133	Goldman Sachs June 2025 Form 10-Q

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
The capital requirements calculated under the Capital Framework include the capital conservation buffer requirements, which are comprised of a 2.5% buffer (under the Advanced Capital Rules), the SCB (under the Standardized Capital Rules), a countercyclical capital buffer (under both Capital Rules) and the G-SIB surcharge (under both Capital Rules). Our G-SIB surcharge is 3.0% for 2025 and will be 3.5% beginning in 2026. Based on financial data for the six months ended June 2025, we are in the 4.0% G-SIB surcharge threshold range. The earliest this surcharge could be effective is January 2028. The G-SIB surcharge and countercyclical capital buffer in the future may differ due to additional guidance from our regulators and/or positional changes, and our SCB can change significantly from year to year based on the results of the annual supervisory stress tests. Our target is to maintain capital ratios equal to the regulatory requirements plus a buffer of 50 to 100 basis points.
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
•The external long-term debt to total leverage exposure is the 4.5% minimum.
The table below presents information about our TLAC and external long-term debt ratios.

	For the Three Months Ended or as of
	June	December
$ in millions	2025	2024
TLAC	$297,702	$275,904
External long-term debt	$169,539	$150,682
RWAs	$709,441	$688,541
Leverage exposure	$2,211,659	$2,120,756

TLAC to RWAs	42.0%	40.1%
TLAC to leverage exposure	13.5%	13.0%
External long-term debt to RWAs	23.9%	21.9%
External long-term debt to leverage exposure	7.7%	7.1%
In the table above:
•TLAC includes common and preferred stock, and eligible long-term debt issued by Group Inc. Eligible long-term debt represents unsecured debt, which has a remaining maturity of at least one year and satisfies additional requirements.
•External long-term debt consists of eligible long-term debt subject to a haircut if it is due to be paid between one and two years.

Goldman Sachs June 2025 Form 10-Q	134

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
•In accordance with the TLAC rules, the higher of Standardized or Advanced RWAs are used in the calculation of TLAC and external long-term debt ratios and applicable requirements. RWAs represent Standardized RWAs as of both June 2025 and December 2024.
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
The table below presents GSIB’s risk-based capital requirements.

	As of
	June	December
	2025	2024
Risk-based capital requirements
CET1 capital ratio	11.9%	11.9%
Tier 1 capital ratio	14.7%	14.7%
Total capital ratio	18.4%	18.4%
The table below presents information about GSIB’s risk-based capital ratios.

	As of
	June	December
$ in millions	2025	2024
Risk-based capital and risk-weighted assets
CET1 capital	$4,618	$4,336
Tier 1 capital	$4,618	$4,336
Tier 2 capital	$826	$826
Total capital	$5,444	$5,162
RWAs	$20,424	$17,767

Risk-based capital ratios
CET1 capital ratio	22.6%	24.4%
Tier 1 capital ratio	22.6%	24.4%
Total capital ratio	26.7%	29.1%

In the table above, the risk-based capital ratios as of June 2025 reflected profits that are still subject to annual audit by GSIB’s external auditors and approval by GSIB’s Board of Directors for inclusion in risk-based capital. These profits contributed 143 basis points to the CET1 capital ratio as of June 2025.
The table below presents GSIB’s leverage ratio requirement and leverage ratio.

	As of
	June	December
	2025	2024
Leverage ratio requirement	3.7%	3.7%
Leverage ratio	9.4%	8.9%
In the table above, the leverage ratio as of June 2025 reflected profits that are still subject to annual audit by GSIB’s external auditors and approval by GSIB’s Board of Directors for inclusion in risk-based capital. These profits contributed 60 basis points to the leverage ratio as of June 2025.
GSIB is subject to minimum reserve requirements at central banks in certain of the jurisdictions in which it operates. As of both June 2025 and December 2024, GSIB was in compliance with these requirements.
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
The table below presents GSBE’s risk-based capital requirements.

	As of
	June	December
	2025	2024
Risk-based capital requirements
CET1 capital ratio	10.4%	10.3%
Tier 1 capital ratio	12.4%	12.3%
Total capital ratio	15.0%	15.0%

135	Goldman Sachs June 2025 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
The table below presents information about GSBE’s risk-based capital ratios.

	As of
	June	December
$ in millions	2025	2024
Risk-based capital and risk-weighted assets
CET1 capital	$15,722	$13,109
Tier 1 capital	$15,722	$13,109
Tier 2 capital	$24	$21
Total capital	$15,746	$13,130
RWAs	$66,631	$43,077

Risk-based capital ratios
CET1 capital ratio	23.6%	30.4%
Tier 1 capital ratio	23.6%	30.4%
Total capital ratio	23.6%	30.5%
In the table above:
•The risk-based capital ratios decreased from December 2024 to June 2025, primarily reflecting an increase in both Credit RWAs (principally due to the implementation of Basel III Revisions on January 1, 2025) and Market RWAs.
•The risk-based capital ratios as of June 2025 excluded profits from January 1, 2025 to June 30, 2025, as these profits are still subject to annual audit by GSBE’s external auditors and approval by GSBE’s shareholder (GS Bank USA) for inclusion in risk-based capital. These profits would have contributed 65 basis points to the CET1 capital ratio as of June 2025. The risk-based capital ratios as of December 2024 excluded 2024 profits. In the second quarter of 2025, subsequent to the completion of the 2024 annual audit by GSBE's external auditors, GSBE's shareholder approved such profits to be included in risk-based capital from June 2025 onwards. These profits would have contributed 151 basis points to the CET1 capital ratio as of December 2024.
The table below presents GSBE’s leverage ratio requirement and leverage ratio.

	As of
	June	December
	2025	2024
Leverage ratio requirement	3.2%	3.0%
Leverage ratio	8.9%	9.2%
In the table above, the leverage ratio as of June 2025 excluded profits from January 1, 2025 to June 30, 2025, as these profits are still subject to annual audit by GSBE’s external auditors and approval by GSBE’s shareholder (GS Bank USA) for inclusion in risk-based capital. These profits would have contributed 25 basis points to the leverage ratio as of June 2025. The leverage ratio as of December 2024 excluded 2024 profits. In the second quarter of 2025, subsequent to the completion of the 2024 annual audit by GSBE's external auditors, GSBE's shareholder approved such profits to be included in risk-based capital from June 2025 onwards. These profits would have contributed 54 basis points to the leverage ratio as of December 2024.

GSBE is subject to minimum reserve requirements at central banks in certain of the jurisdictions in which it operates. As of both June 2025 and December 2024, GSBE was in compliance with these requirements.
GSBE is a registered swap dealer with the CFTC and a registered security-based swap dealer with the SEC. As of both June 2025 and December 2024, GSBE was subject to and in compliance with applicable capital requirements for swap dealers and security-based swap dealers.
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
GS&Co. had regulatory net capital, as defined by Rule 15c3-1 of the SEC, of $20.61 billion as of June 2025 and $21.31 billion as of December 2024, which exceeded the greater of the minimum amounts required under Rule 15c3-1 of the SEC and Rules 1.17 and Part 23 Subpart E of the CFTC by $15.02 billion as of June 2025 and $15.87 billion as of December 2024. In addition to its alternative minimum net capital requirements, GS&Co. is also required to hold tentative net capital in excess of $5 billion and net capital in excess of $1 billion in accordance with Rule 15c3-1. GS&Co. is also required to notify the SEC in the event that its tentative net capital is less than $6 billion. As of both June 2025 and December 2024, GS&Co. had tentative net capital and net capital in excess of both the minimum and the notification requirements.
Non-U.S. Regulated Broker-Dealer Subsidiaries. Our principal non-U.S. regulated broker-dealer subsidiaries include GSI and GSJCL.
GSI, our U.K. broker-dealer, is regulated by the PRA and the FCA. GSI is subject to the U.K. capital framework, which is largely based on Basel III.
The table below presents GSI’s risk-based capital requirements.

	As of
	June	December
	2025	2024
Risk-based capital requirements
CET1 capital ratio	9.0%	9.1%
Tier 1 capital ratio	11.0%	11.0%
Total capital ratio	13.6%	13.6%

Goldman Sachs June 2025 Form 10-Q	136

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
The table below presents information about GSI’s risk-based capital ratios.

	As of
	June	December
$ in millions	2025	2024
Risk-based capital and risk-weighted assets
CET1 capital	$33,500	$32,697
Tier 1 capital	$39,000	$38,197
Tier 2 capital	$6,877	$6,874
Total capital	$45,877	$45,071
RWAs	$288,835	$265,944
Risk-based capital ratios
CET1 capital ratio	11.6%	12.3%
Tier 1 capital ratio	13.5%	14.4%
Total capital ratio	15.9%	16.9%
In the table above, the risk-based capital ratios as of June 2025 excluded GSI's profits for the second quarter of 2025, which may be distributed as dividends in the future, subject to approval by GSI’s Board of Directors after such profits are verified by GSI's external auditors.
The table below presents GSI’s leverage ratio requirement and leverage ratio.

	As of
	June	December
	2025	2024
Leverage ratio requirement	3.5%	3.5%
Leverage ratio	4.4%	5.3%
In the table above, the leverage ratio as of June 2025 excluded GSI's profits for the second quarter of 2025, which may be distributed as dividends in the future, subject to approval by GSI’s Board of Directors after such profits are verified by GSI's external auditors.
GSI is a registered swap dealer with the CFTC and a registered security-based swap dealer with the SEC. As of both June 2025 and December 2024, GSI was subject to and in compliance with applicable capital requirements for swap dealers and security-based swap dealers.
GSJCL, our Japanese broker-dealer, is regulated by Japan’s Financial Services Agency. GSJCL and certain other non-U.S. subsidiaries are also subject to capital requirements promulgated by authorities of the countries in which they operate. As of both June 2025 and December 2024, these subsidiaries were in compliance with their local capital requirements.

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
SCB Requirement. In April 2025, the FRB issued a notice of proposed rulemaking (NPR) intended to reduce the volatility of the capital requirements resulting from the FRB’s annual stress tests. The NPR proposes to average the results of the supervisory stress tests from the two prior annual supervisory stress tests and extend the effective date of the SCB requirement from October 1 to January 1 for each year. If the rules are adopted as proposed, effective January 1, 2026, the SCB is estimated to be approximately 4.9% and our CET1 capital ratio requirement under the Standardized Capital Rules (including the G-SIB surcharge of 3.5%) is estimated to be approximately 12.9%. See "Capital Management and Regulatory Capital — Capital Management — Capital Planning and Stress Testing Process" for further information about our SCB and "— Consolidated Regulatory Capital" for further information about our G-SIB surcharge.
Supplementary Leverage Ratio (SLR) and TLAC Modifications. In July 2025, the FRB issued an NPR to recalibrate the enhanced SLR. The NPR proposes to replace the current 2% SLR buffer for G-SIBs with a buffer equal to 50% of their G-SIB surcharge (Method 1). This proposal would also make conforming modifications to the TLAC and external long-term debt requirements applicable to G-SIBs. We are currently evaluating the impact of the proposed rules, but expect that these rules, if adopted as proposed, could reduce each of our SLR, TLAC to leverage exposure and external long-term debt to leverage exposure ratio requirements by approximately 125 basis points.
See “Business — Regulation” in Part I, Item 1 of the 2024 Form 10-K for further information about the laws, rules and regulations and proposed laws, rules and regulations that apply to us and our operations.
Other Matters
Narrowing our Focus on Consumer-Related Activities. Since 2023, we have narrowed our focus with respect to consumer-related activities by taking the following actions:
•We completed the sale of substantially all of the Marcus loan portfolio in 2023 (included within Asset & Wealth Management).
•We sold our Personal Financial Management business in 2023 (included within Asset & Wealth Management).
•We sold the majority of the GreenSky loan portfolio in 2023 and, during 2024, completed the sale of GreenSky (included within Platform Solutions).

137	Goldman Sachs June 2025 Form 10-Q

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

	Three Months Ended June		Six Months Ended June
$ in millions	2025	2024	2025	2024
GreenSky	$–	$3	$–	$(21)
GM credit card program	–	(58)	(33)	(118)
Seller financing loan portfolio	(1)	(26)	(2)	(43)
Total	$(1)	$(81)	$(35)	$(182)
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

Off-Balance Sheet Arrangement	Disclosure in Form 10-Q
Variable interests and other obligations, including contingent obligations, arising from variable interests in nonconsolidated variable interest entities	See Note 17 to the consolidated financial statements.
Guarantees, and lending and other commitments	See Note 18 to the consolidated financial statements.
Derivatives	See “Risk Management — Credit Risk Management — Credit Exposures — OTC Derivatives” and Notes 4, 5, 7 and 18 to the consolidated financial statements.

Goldman Sachs June 2025 Form 10-Q	138

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

139	Goldman Sachs June 2025 Form 10-Q

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

Goldman Sachs June 2025 Form 10-Q	140

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

141	Goldman Sachs June 2025 Form 10-Q

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

Goldman Sachs June 2025 Form 10-Q	142

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

•Firmwide Data Governance Committee. The Firmwide Data Governance Committee is responsible for overseeing the firmwide data governance framework, and its implementation, to help ensure that data governance and data quality are appropriate. This committee is co-chaired by our chief information officer and the chairman of Risk, who are appointed as chairs by the chairs of the Firmwide Enterprise Risk Committee.
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

143	Goldman Sachs June 2025 Form 10-Q

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

Goldman Sachs June 2025 Form 10-Q	144

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
Group Inc. has provided substantial amounts of equity and subordinated indebtedness, directly or indirectly, to its regulated subsidiaries. For example, as of June 2025, Group Inc. had $39.41 billion of equity and subordinated indebtedness invested in GS&Co., its principal U.S. registered broker-dealer; $49.37 billion invested in GSI, a regulated U.K. broker-dealer; $2.27 billion invested in GSJCL, a regulated Japanese broker-dealer; $65.40 billion invested in GS Bank USA, a regulated New York State-chartered bank; and $5.63 billion invested in GSIB, a regulated U.K. bank. Group Inc. also provides financing, directly or indirectly, in the form of: $163.14 billion of unsubordinated loans (including secured loans of $54.75 billion) and $29.48 billion of collateral and cash deposits to these entities as of June 2025. In addition, as of June 2025, Group Inc. had significant amounts of capital invested in and loans to its other regulated subsidiaries.

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

145	Goldman Sachs June 2025 Form 10-Q

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
GCLA and Unencumbered Metrics
GCLA. Based on the results of our internal liquidity risk models, described above, as well as our consideration of other factors, including, but not limited to, a qualitative assessment of our condition, as well as the financial markets, we believe our liquidity position as of both June 2025 and December 2024 was appropriate. We strictly limit our GCLA to a narrowly defined list of securities and cash because they are highly liquid, even in a difficult funding environment. We do not include other potential sources of excess liquidity in our GCLA, such as less liquid unencumbered securities or committed credit facilities.

Goldman Sachs June 2025 Form 10-Q	146

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
The table below presents information about our GCLA.

	Average for the Three Months Ended
	June	March
$ in millions	2025	2025
Denomination
U.S. dollar	$346,957	$346,708
Non-U.S. dollar	114,608	94,386
Total	$461,565	$441,094

Asset Class
Overnight cash deposits	$140,619	$137,938
U.S. government obligations	223,332	219,024
U.S. agency obligations	36,783	42,207
Non-U.S. government obligations	60,831	41,925
Total	$461,565	$441,094

Entity Type
Group Inc. and Funding IHC	$72,700	$77,929
Major broker-dealer subsidiaries	134,550	114,283
Major bank subsidiaries	254,315	248,882
Total	$461,565	$441,094
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

Other Unencumbered Assets. In addition to our GCLA, we have a significant amount of other unencumbered cash and financial instruments, including other government obligations, high-grade money market securities, corporate obligations, marginable equities, loans and cash deposits not included in our GCLA. The fair value of our unencumbered assets averaged $326.00 billion for the three months ended June 2025 and $309.70 billion for the three months ended March 2025. We do not consider these assets liquid enough to be eligible for our GCLA.
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
The table below presents information about our average daily LCR.

	Average for the Three Months Ended
	June	March
$ in millions	2025	2025
Total HQLA	$446,114	$426,401
Eligible HQLA	$384,940	$370,801
Net cash outflows	$299,826	$284,712
LCR	128%	130%
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
The table below presents information about our average daily NSFR.

	Average for the Three Months Ended
	June	March
$ in millions	2025	2025
Total ASF	$748,257	$713,810
Total RSF	$631,541	$611,328
NSFR	119%	117%
In the table above, our average quarterly NSFR represents the average of our daily NSFRs during the quarter.

147	Goldman Sachs June 2025 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
The following provides information about our subsidiary liquidity regulatory requirements:
•GS Bank USA. GS Bank USA is subject to a minimum LCR of 100% under the LCR rule approved by the U.S. federal bank regulatory agencies. As of June 2025, GS Bank USA’s LCR exceeded the minimum requirement. The NSFR requirement described above also applies to GS Bank USA. As of June 2025, GS Bank USA’s NSFR exceeded the minimum requirement.
•GSI and GSIB. GSI and GSIB are subject to a minimum LCR of 100% under the LCR rule approved by the U.K. regulatory authorities. GSI’s and GSIB’s average monthly LCR for the trailing twelve-month period ended June 2025 exceeded the minimum requirement. GSI and GSIB are subject to the applicable NSFR requirement in the U.K. As of June 2025, both GSI’s and GSIB’s NSFR exceeded the minimum requirement.
•GSBE. GSBE is subject to a minimum LCR of 100% under the LCR rule approved by the European Parliament and Council. GSBE’s average monthly LCR for the trailing twelve-month period ended June 2025 exceeded the minimum requirement. GSBE is subject to the applicable NSFR requirement in the E.U. As of June 2025, GSBE’s NSFR exceeded the minimum requirement.
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

As of June 2025
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
•The DBRS, Fitch, Moody’s and S&P ratings for preferred stock include the APEX issued by Goldman Sachs Capital II and Goldman Sachs Capital III.
The table below presents the unsecured credit ratings and outlook of GS Bank USA, GSIB, GSBE, GS&Co. and GSI.

As of June 2025
	Fitch	Moody’s	S&P
GS Bank USA
Short-term debt	F1	P-1	A-1
Long-term debt	A+	A1	A+
Short-term bank deposits	F1+	P-1	N/A
Long-term bank deposits	AA-	A1	N/A
Ratings outlook	Stable	Stable	Stable
GSIB
Short-term debt	F1	P-1	A-1
Long-term debt	A+	A1	A+
Short-term bank deposits	F1	P-1	N/A
Long-term bank deposits	A+	A1	N/A
Ratings outlook	Stable	Stable	Stable
GSBE
Short-term debt	F1	P-1	A-1
Long-term debt	A+	A1	A+
Short-term bank deposits	N/A	P-1	N/A
Long-term bank deposits	N/A	A1	N/A
Ratings outlook	Stable	Stable	Stable
GS&Co.
Short-term debt	F1	N/A	A-1
Long-term debt	A+	N/A	A+
Ratings outlook	Stable	N/A	Stable
GSI
Short-term debt	F1	P-1	A-1
Long-term debt	A+	A1	A+
Ratings outlook	Stable	Stable	Stable

Goldman Sachs June 2025 Form 10-Q	148

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

Six Months Ended June 2025. Our cash and cash equivalents decreased by $29.13 billion to $152.97 billion at the end of the second quarter of 2025, due to net cash used for investing and operating activities, partially offset by net cash provided by financing activities and the effect of foreign exchange rate changes on cash and cash equivalents. The net cash used for investing activities primarily reflected net purchases of U.S. government obligations accounted for as available-for-sale securities and an increase in net lending activities (reflecting increases in other collateralized lending and real estate loans). The net cash used for operating activities primarily reflected cash outflows from trading assets and collateralized transactions (reflecting a decrease in collateralized financings, partially offset by a decrease in collateralized agreements), partially offset by cash inflows from trading liabilities. The net cash provided by financing activities primarily reflected cash inflows from deposits (reflecting increases in consumer deposits, other deposits and deposit sweep program balances). The increase in cash and cash equivalents as a result of changes in foreign exchange rates was due to the U.S. dollar weakening during the first half of 2025.
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

149	Goldman Sachs June 2025 Form 10-Q

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

Goldman Sachs June 2025 Form 10-Q	150

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
•Certain interest rate sensitive fees.
Corporate Treasury manages the aggregated interest rate risk from all businesses using both cash and derivative instruments, including available-for-sale and held-to-maturity securities and interest rate derivatives. We measure EaR over a one-year time horizon, including a 100- and 200-basis point instantaneous parallel shock in both short- and long-term interest rates. This sensitivity is calculated relative to a baseline market scenario, which takes into consideration, among other things, the market’s expectation of forward rates, as well as our expectation of future business activity. These scenarios include contractual elements of assets, liabilities, preferred stock, and certain off-balance sheet instruments, such as rates of interest, principal repayment schedules, maturity and reset dates, and any interest rate ceilings or floors, as well as assumptions with respect to our balance sheet size and composition, prepayment behavior and deposit repricing. Deposit repricing is captured by evaluating the change in deposit rate paid relative to the change in market rates (deposit beta) and we calibrate the deposit betas used in our models by using a number of factors, including observed historical behavior, future expectations, funding needs and the competitive landscape. We continuously monitor the performance of our key assumptions against observed behavior and regularly review their sensitivity on our risk metrics.
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

151	Goldman Sachs June 2025 Form 10-Q

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
Metrics
We analyze VaR at the firmwide level and a variety of more detailed levels, including by risk category, business and region. Diversification effect in the tables below represents the difference between total VaR and the sum of the VaR for the four risk categories. This effect arises because the four market risk categories are not perfectly correlated. Substantially all positions in VaR are included within Global Banking & Markets.
The table below presents our average daily VaR.

	Three Months Ended			Six Months Ended June
	June	March	June
$ in millions	2025	2025	2024	2025	2024
Categories
Interest rates	$79	$70	$81	$74	$83
Equity prices	48	42	33	45	31
Currency rates	23	36	30	30	24
Commodity prices	15	15	18	15	18
Diversification effect	(67)	(72)	(71)	(70)	(67)
Total	$98	$91	$91	$94	$89
Our average daily VaR increased to $98 million for the three months ended June 2025 from $91 million for the three months ended March 2025, due to higher levels of volatility, partially offset by reduced exposures. The total increase was driven by increases in the interest rates and equity prices categories, and a decrease in the diversification effect, partially offset by a decrease in the currency rates category.
Our average daily VaR increased to $98 million for the three months ended June 2025 from $91 million for the three months ended June 2024, due to higher levels of volatility, partially offset by reduced exposures. The total increase was primarily driven by an increase in the equity prices category, partially offset by a decrease in the currency rates category.

Goldman Sachs June 2025 Form 10-Q	152

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
Our average daily VaR increased to $94 million for the six months ended June 2025 from $89 million for the six months ended June 2024, due to increased exposures and higher levels of volatility. The total increase was driven by increases in the equity prices and currency rates categories, partially offset by decreases in the interest rates and commodity prices categories and an increase in the diversification effect.
The table below presents our period-end VaR.

	As of
	June	March	June
$ in millions	2025	2025	2024
Categories
Interest rates	$92	$65	$66
Equity prices	54	40	39
Currency rates	18	21	33
Commodity prices	18	17	22
Diversification effect	(71)	(59)	(78)
Total	$111	$84	$82
Our period-end VaR increased to $111 million as of June 2025 from $84 million as of March 2025, primarily due to increased exposures. The total increase was primarily driven by increases in the interest rates and equity prices categories, partially offset by an increase in the diversification effect.
Our period-end VaR increased to $111 million as of June 2025 from $82 million as of June 2024, due to increased exposures and higher levels of volatility. The total increase was primarily driven by increases in the interest rates and equity prices categories, partially offset by a decrease in the currency rates category.
During the six months ended June 2025, the firmwide VaR risk limit was not exceeded, raised or reduced, and there were no permanent or temporary changes to the firmwide VaR risk limit. During 2024, there was a permanent increase to the firmwide VaR risk limit due to higher levels of volatility and increased exposures. The firmwide VaR risk limit was not exceeded during this period.
The table below presents our high and low VaR.

	Three Months Ended
	June 2025		March 2025		June 2024
$ in millions	High	Low	High	Low	High	Low
Categories
Interest rates	$92	$65	$92	$61	$105	$66
Equity prices	$62	$36	$58	$36	$46	$26
Currency rates	$31	$17	$55	$20	$40	$15
Commodity prices	$21	$12	$20	$11	$23	$15
Firmwide
VaR	$116	$84	$108	$81	$105	$82
The chart below presents our daily VaR for the six months ended June 2025.

150
120
90
60
30
0
Daily VaR
(in millions)
First Quarter
2025
Second Quarter
2025

The table below presents, by number of business days, the frequency distribution of our daily net revenues for positions included in VaR.

	Three Months Ended June		Six Months Ended June
$ in millions	2025	2024	2025	2024
>$100	19	11	50	34
$75 – $100	13	12	21	19
$50 – $75	14	16	21	33
$25 – $50	6	13	13	22
$0 – $25	6	7	10	10
$(25) – $0	2	4	5	5
$(50) – $(25)	1	–	2	1
$(75) – $(50)	1	–	1	–
$(100) – $(75)	–	–	–	–
<$(100)	–	–	–	–
Total	62	63	123	124
Daily net revenues for positions included in VaR are compared with VaR calculated as of the end of the prior business day. Net losses incurred on a single day for such positions did not exceed our 95% one-day VaR (i.e., a VaR exception) during each of the three or six months ended June 2025 and June 2024.
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

153	Goldman Sachs June 2025 Form 10-Q

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

	As of
	June	March	June
$ in millions	2025	2025	2024
Equity	$1,577	$1,572	$1,550
Debt	1,858	1,802	2,004
Total	$3,435	$3,374	$3,554
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
•Debt positions include mezzanine and senior debt, and corporate and real estate loans, substantially all of which are included within Asset & Wealth Management. Debt positions also included approximately $1.6 billion as of June 2025, $1.7 billion as of March 2025 and $1.9 billion as of June 2024 of GM co-branded credit card loans within Platform Solutions that were classified as held for sale.
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

Credit and Funding Spread Sensitivity on Derivatives and Financial Liabilities. VaR excludes the impact of changes in counterparty credit spreads, our own credit spreads and unsecured funding spreads on derivatives, as well as changes in our own credit spreads (debt valuation adjustment) on financial liabilities for which the fair value option was elected. The estimated sensitivity to a one basis point increase in credit spreads (counterparty and our own) and unsecured funding spreads on derivatives (including hedges) was a loss of $2 million as of June 2025 and $1 million as of March 2025. In addition, the estimated sensitivity to a one basis point increase in our own credit spreads on financial liabilities for which the fair value option was elected was a gain of $50 million as of June 2025 and $49 million as of March 2025. However, the actual net impact of a change in our own credit spreads is also affected by the liquidity, duration and convexity (as the sensitivity is not linear to changes in yields) of those financial liabilities for which the fair value option was elected, as well as the relative performance of any hedges undertaken.
Earnings-at-Risk. The table below presents the impact of a parallel shift in rates on our net revenues and preferred stock dividends over the next 12 months relative to the baseline scenario.

	As of
	June	March	June
$ in millions	2025	2025	2024
+100 basis points parallel shift in rates	$47	$94	$201
-100 basis points parallel shift in rates	$(174)	$(232)	$(298)
+200 basis points parallel shift in rates	$24	$122	$362
-200 basis points parallel shift in rates	$(291)	$(437)	$(599)
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

Goldman Sachs June 2025 Form 10-Q	154

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

155	Goldman Sachs June 2025 Form 10-Q

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

Goldman Sachs June 2025 Form 10-Q	156

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
Credit Exposures
As of June 2025, our aggregate credit exposure increased slightly compared with December 2024, primarily reflecting increases in loans and lending commitments and securities financing transactions, partially offset by a decrease in cash deposits with central banks. The percentage of our credit exposures arising from non-investment-grade counterparties (based on our internally determined public rating agency equivalents) increased compared with December 2024, primarily reflecting a decrease in investment-grade credit exposure related to cash deposits with central banks and an increase in non-investment-grade exposure related to OTC derivatives. Our credit exposures are described further below.
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

	As of
	June	December
$ in millions	2025	2024
Cash and Cash Equivalents	$139,451	$167,253

Industry
Financial Institutions	13%	10%
Sovereign	87%	90%
Total	100%	100%

Region
Americas	58%	67%
EMEA	26%	24%
Asia	16%	9%
Total	100%	100%

Credit Quality (Credit Rating Equivalent)
AAA	73%	79%
AA	7%	6%
A	18%	14%
BBB	1%	1%
BB or lower	1%	–
Total	100%	100%
The table above excludes cash segregated for regulatory and other purposes of $13.52 billion as of June 2025 and $14.84 billion as of December 2024.
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
The table below presents our net credit exposure from OTC derivatives and the concentration by industry and region.

	As of
	June	December
$ in millions	2025	2024
OTC derivative assets	$48,243	$41,655
Collateral (not netted under U.S. GAAP)	(20,534)	(15,821)
Net credit exposure	$27,709	$25,834
Industry
Consumer & Retail	4%	3%
Diversified Industrials	9%	10%
Financial Institutions	18%	19%
Funds	27%	28%
Healthcare	5%	1%
Municipalities & Nonprofit	3%	2%
Natural Resources & Utilities	13%	16%
Sovereign	7%	11%
Technology, Media & Telecommunications	12%	8%
Other (including Special Purpose Vehicles)	2%	2%
Total	100%	100%
Region
Americas	48%	43%
EMEA	45%	49%
Asia	7%	8%
Total	100%	100%
Our credit exposure (before any potential recoveries) to OTC derivative counterparties that defaulted during the six months ended June 2025 remained low, representing less than 2% of our total credit exposure from OTC derivatives.
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

157	Goldman Sachs June 2025 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
The table below presents the distribution of our net credit exposure from OTC derivatives by tenor.

$ in millions	Investment- Grade	Non-Investment- Grade / Unrated	Total
As of June 2025
Less than 1 year	$20,948	$7,057	$28,005
1 – 5 years	18,358	8,232	26,590
Greater than 5 years	55,453	3,162	58,615
Total	94,759	18,451	113,210
Netting	(77,897)	(7,604)	(85,501)
Net credit exposure	$16,862	$10,847	$27,709
As of December 2024
Less than 1 year	$24,256	$5,247	$29,503
1 – 5 years	16,762	5,240	22,002
Greater than 5 years	49,709	2,622	52,331
Total	90,727	13,109	103,836
Netting	(72,077)	(5,925)	(78,002)
Net credit exposure	$18,650	$7,184	$25,834
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

	Investment-Grade
$ in millions	AAA	AA	A	BBB	Total
As of June 2025
Less than 1 year	$728	$4,540	$9,943	$5,737	$20,948
1 – 5 years	860	3,713	7,340	6,445	18,358
Greater than 5 years	2,776	17,863	18,922	15,892	55,453
Total	4,364	26,116	36,205	28,074	94,759
Netting	(1,924)	(23,079)	(31,419)	(21,475)	(77,897)
Net credit exposure	$2,440	$3,037	$4,786	$6,599	$16,862
As of December 2024
Less than 1 year	$781	$5,243	$11,397	$6,835	$24,256
1 – 5 years	855	4,301	6,689	4,917	16,762
Greater than 5 years	2,431	13,970	17,824	15,484	49,709
Total	4,067	23,514	35,910	27,236	90,727
Netting	(1,753)	(20,812)	(30,083)	(19,429)	(72,077)
Net credit exposure	$2,314	$2,702	$5,827	$7,807	$18,650
			Non-Investment-Grade / Unrated
$ in millions			≤ BB	Unrated	Total
As of June 2025
Less than 1 year			$6,437	$620	$7,057
1 – 5 years			8,076	156	8,232
Greater than 5 years			3,121	41	3,162
Total			17,634	817	18,451
Netting			(7,584)	(20)	(7,604)
Net credit exposure			$10,050	$797	$10,847
As of December 2024
Less than 1 year			$5,020	$227	$5,247
1 – 5 years			5,201	39	5,240
Greater than 5 years			2,578	44	2,622
Total			12,799	310	13,109
Netting			(5,888)	(37)	(5,925)
Net credit exposure			$6,911	$273	$7,184
Lending Activities. We manage our lending activities using the credit risk process, measures, limits and risk mitigants described above. Other lending positions, including secondary trading positions, are risk-managed as a component of market risk. Beginning in the first quarter of 2025, as a result of a decrease in the balance of installment loans (due to the sales of GreenSky and the seller financing loan portfolio in 2024), the remaining installment loans originated by us are included in other loans. Previously, such loans were disclosed separately in the table below. The carrying value of installment loans was $38 million as of June 2025 and $70 million as of December 2024. Prior period amounts have been conformed to the current presentation.
The table below presents our loans and lending commitments.

$ in millions	Loans	Lending Commitments	Total
As of June 2025
Corporate	$32,497	$168,508	$201,005
Commercial real estate	33,163	4,846	38,009
Residential real estate	29,467	2,004	31,471
Securities-based	17,695	733	18,428
Other collateralized	85,852	40,147	125,999
Credit cards	20,909	82,774	103,683
Other	2,143	879	3,022
Total	$221,726	$299,891	$521,617
Allowance for loan losses	$(4,537)	$(749)	$(5,286)
As of December 2024
Corporate	$29,972	$162,529	$192,501
Commercial real estate	29,789	5,016	34,805
Residential real estate	25,969	1,848	27,817
Securities-based	16,477	1,542	18,019
Other collateralized	75,107	33,536	108,643
Credit cards	21,403	78,099	99,502
Other	2,149	872	3,021
Total	$200,866	$283,442	$484,308
Allowance for loan losses	$(4,666)	$(674)	$(5,340)
In the table above, lending commitments excluded $5.53 billion as of June 2025 and $5.69 billion as of December 2024 related to issued letters of credit which are classified as guarantees in our consolidated financial statements. See Note 18 to the consolidated financial statements for further information about guarantees.
See Note 9 to the consolidated financial statements for information about net charge-offs on wholesale and consumer loans, as well as past due and nonaccrual loans accounted for at amortized cost.

Goldman Sachs June 2025 Form 10-Q	158

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

$ in millions	Loans	Lending Commitments	Total
As of June 2025
Corporate	$32,497	$168,508	$201,005

Industry
Consumer & Retail	10%	13%	12%
Diversified Industrials	19%	19%	19%
Financial Institutions	8%	10%	10%
Funds	4%	3%	3%
Healthcare	7%	10%	10%
Natural Resources & Utilities	8%	17%	16%
Real Estate	15%	6%	7%
Technology, Media & Telecommunications	26%	21%	22%
Other (including Special Purpose Vehicles)	3%	1%	1%
Total	100%	100%	100%

Region
Americas	65%	75%	74%
EMEA	25%	23%	23%
Asia	10%	2%	3%
Total	100%	100%	100%

Credit Quality (Credit Rating Equivalent)
AAA	–	1%	1%
AA	1%	4%	4%
A	5%	16%	14%
BBB	20%	43%	39%
BB or lower	74%	36%	42%
Total	100%	100%	100%

As of December 2024
Corporate	$29,972	$162,529	$192,501

Industry
Consumer & Retail	9%	13%	12%
Diversified Industrials	16%	20%	20%
Financial Institutions	9%	9%	9%
Funds	5%	3%	3%
Healthcare	9%	11%	11%
Natural Resources & Utilities	9%	16%	15%
Real Estate	14%	5%	6%
Technology, Media & Telecommunications	24%	22%	22%
Other (including Special Purpose Vehicles)	5%	1%	2%
Total	100%	100%	100%

Region
Americas	66%	76%	75%
EMEA	26%	22%	22%
Asia	8%	2%	3%
Total	100%	100%	100%

Credit Quality (Credit Rating Equivalent)
AAA	–	1%	1%
AA	1%	4%	4%
A	6%	17%	16%
BBB	22%	41%	37%
BB or lower	71%	37%	42%
Total	100%	100%	100%
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

$ in millions	Loans	Lending Commitments	Total
As of June 2025
Commercial Real Estate	$33,163	$4,846	$38,009

Region
Americas	73%	71%	72%
EMEA	22%	18%	22%
Asia	5%	11%	6%
Total	100%	100%	100%

Credit Quality (Credit Rating Equivalent)
Investment-grade	61%	68%	62%
Non-investment-grade	39%	32%	38%
Total	100%	100%	100%

As of December 2024
Commercial Real Estate	$29,789	$5,016	$34,805

Region
Americas	78%	83%	78%
EMEA	18%	16%	18%
Asia	4%	1%	4%
Total	100%	100%	100%

Credit Quality (Credit Rating Equivalent)
Investment-grade	61%	61%	61%
Non-investment-grade	39%	38%	39%
Unrated	–	1%	–
Total	100%	100%	100%
In the table above, the concentration of loans and lending commitments by asset class as of June 2025 was 49% for warehouse and other indirect, 11% for multifamily, 9% for industrials, 7% for hospitality, 4% for office, 2% for mixed use and 18% for other asset classes. The concentration of loans and lending commitments by asset class as of December 2024 was 50% for warehouse and other indirect, 11% for multifamily, 7% for industrials, 5% for hospitality, 4% for office, 3% for mixed use and 20% for other asset classes.
In addition, we also have credit exposure to commercial real estate loans held for securitization of $492 million as of June 2025 and $568 million as of December 2024. Such loans are included in trading assets in our consolidated balance sheets.

159	Goldman Sachs June 2025 Form 10-Q

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

$ in millions	Loans	Lending Commitments	Total
As of June 2025
Residential Real Estate	$29,467	$2,004	$31,471

Region
Americas	93%	77%	92%
EMEA	6%	22%	7%
Asia	1%	1%	1%
Total	100%	100%	100%

Credit Quality (Credit Rating Equivalent)
Investment-grade	44%	31%	44%
Non-investment-grade	11%	33%	12%
Other metrics	45%	36%	44%
Total	100%	100%	100%

As of December 2024
Residential Real Estate	$25,969	$1,848	$27,817

Region
Americas	94%	99%	94%
EMEA	5%	–	5%
Asia	1%	1%	1%
Total	100%	100%	100%

Credit Quality (Credit Rating Equivalent)
Investment-grade	39%	38%	39%
Non-investment-grade	13%	36%	15%
Other metrics	48%	24%	46%
Unrated	–	2%	–
Total	100%	100%	100%

In the table above:
•Credit exposure included loans and lending commitments of $16.91 billion as of June 2025 and $14.35 billion as of December 2024 which are extended to clients who warehouse assets that are directly or indirectly secured by residential real estate.
•Substantially all residential real estate loans included in the other metrics category consists of loans extended to wealth management clients. As of both June 2025 and December 2024, substantially all of such loans had a loan-to-value ratio of less than 80% and were performing in accordance with the contractual terms. Additionally, as of both June 2025 and December 2024, the vast majority of such loans had a FICO credit score of greater than 740.
In addition, we also have credit exposure to residential real estate loans held for securitization of $9.53 billion as of June 2025 and $10.18 billion as of December 2024. Such loans are included in trading assets in our consolidated balance sheets.

Goldman Sachs June 2025 Form 10-Q	160

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

$ in millions	Loans	Lending Commitments	Total
As of June 2025
Securities-based	$17,695	$733	$18,428

Region
Americas	76%	100%	77%
EMEA	24%	–	23%
Total	100%	100%	100%

Credit Quality (Credit Rating Equivalent)
Investment-grade	73%	18%	71%
Non-investment-grade	5%	–	5%
Other metrics	22%	82%	24%
Total	100%	100%	100%

As of December 2024
Securities-based	$16,477	$1,542	$18,019

Region
Americas	76%	50%	73%
EMEA	24%	50%	27%
Total	100%	100%	100%

Credit Quality (Credit Rating Equivalent)
Investment-grade	77%	63%	76%
Non-investment-grade	2%	–	2%
Other metrics	21%	37%	22%
Total	100%	100%	100%
In the table above, the vast majority of securities-based loans included in the other metrics category had a loan-to-value ratio of less than 80% and were performing in accordance with the contractual terms as of both June 2025 and December 2024.

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

$ in millions	Loans	Lending Commitments	Total
As of June 2025
Other Collateralized	$85,852	$40,147	$125,999

Region
Americas	82%	88%	84%
EMEA	16%	11%	14%
Asia	2%	1%	2%
Total	100%	100%	100%

Credit Quality (Credit Rating Equivalent)
Investment-grade	82%	87%	84%
Non-investment-grade	17%	13%	16%
Other metrics	1%	–	–
Total	100%	100%	100%

As of December 2024
Other Collateralized	$75,107	$33,536	$108,643

Region
Americas	86%	89%	87%
EMEA	12%	10%	12%
Asia	2%	1%	1%
Total	100%	100%	100%

Credit Quality (Credit Rating Equivalent)
Investment-grade	85%	83%	84%
Non-investment-grade	14%	16%	15%
Other metrics	1%	–	–
Unrated	–	1%	1%
Total	100%	100%	100%
In the table above, credit exposure included loans and lending commitments extended to clients who warehouse assets of $33.49 billion as of June 2025 and $31.67 billion as of December 2024.

161	Goldman Sachs June 2025 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
Credit Card Loans. We provide credit card loans (pursuant to revolving lines of credit) to consumers in the Americas. The credit card lines are cancellable by us and therefore do not result in credit exposure.
The table below presents our credit exposure from credit card funded loans and the concentration by the five most concentrated U.S. states.

$ in millions	Credit Cards
As of June 2025
Loans, gross	$20,909

California	17%
Texas	9%
Florida	9%
New York	8%
Illinois	4%
Other	53%
Total	100%

As of December 2024
Loans, gross	$21,403

California	17%
Texas	9%
Florida	9%
New York	8%
Illinois	4%
Other	53%
Total	100%
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

$ in millions	Loans	Lending Commitments	Total
As of June 2025
Other	$2,143	$879	$3,022
Region
Americas	98%	99%	98%
EMEA	2%	1%	2%
Total	100%	100%	100%
Credit Quality (Credit Rating Equivalent)
Investment-grade	85%	89%	86%
Non-investment-grade	10%	11%	10%
Other metrics	5%	–	4%
Total	100%	100%	100%
As of December 2024
Other	$2,149	$872	$3,021
Region
Americas	96%	99%	97%
EMEA	4%	1%	3%
Total	100%	100%	100%
Credit Quality (Credit Rating Equivalent)
Investment-grade	87%	90%	87%
Non-investment-grade	8%	10%	9%
Other metrics	5%	–	4%
Total	100%	100%	100%
In the table above, other metrics primarily includes consumer and credit card loans purchased by us. Our risk assessment process for such loans includes reviewing certain key metrics, such as expected cash flows, delinquency status and other risk factors.
In addition, we also have credit exposure to other loans held for securitization of $2.50 billion as of June 2025 and $1.22 billion as of December 2024. Such loans are included in trading assets in our consolidated balance sheets.
Credit Hedges. We seek to mitigate the credit risk associated with our lending activities by obtaining credit protection on certain loans and lending commitments through credit default swaps, both single-name and index-based contracts.

Goldman Sachs June 2025 Form 10-Q	162

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

	As of
	June	December
$ in millions	2025	2024
Securities Financing Transactions	$45,640	$39,299

Industry
Financial Institutions	38%	39%
Funds	21%	27%
Municipalities & Nonprofit	14%	10%
Sovereign	27%	24%
Total	100%	100%

Region
Americas	49%	55%
EMEA	33%	31%
Asia	18%	14%
Total	100%	100%

Credit Quality (Credit Rating Equivalent)
AAA	14%	18%
AA	32%	22%
A	37%	42%
BBB	8%	9%
BB or lower	9%	9%
Total	100%	100%
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

	As of
	June	December
$ in millions	2025	2024
Other Credit Exposures	$49,848	$48,013

Industry
Financial Institutions	75%	77%
Funds	15%	13%
Other (including Special Purpose Vehicles)	10%	10%
Total	100%	100%

Region
Americas	45%	44%
EMEA	42%	41%
Asia	13%	15%
Total	100%	100%

Credit Quality (Credit Rating Equivalent)
AAA	3%	4%
AA	45%	49%
A	26%	24%
BBB	8%	8%
BB or lower	16%	14%
Unrated	2%	1%
Total	100%	100%
The table above reflects collateral that we consider when determining credit risk.

163	Goldman Sachs June 2025 Form 10-Q

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
Country Exposures. The Russian invasion of Ukraine has negatively affected the global economy and increased macroeconomic uncertainty. Our total credit exposure to Russian or Ukrainian counterparties or borrowers and our total market exposure relating to Russian or Ukrainian issuers was not material as of June 2025. See “Risk Factors” in Part I, Item 1A of the 2024 Form 10-K for further information about our risks related to Russia’s invasion of Ukraine.
In addition, economic and/or political uncertainties in Ethiopia, Lebanon and Venezuela have led to concerns about their financial stability. Our credit exposure to counterparties or borrowers and our market exposure to issuers relating to each of these countries was not material as of June 2025.
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

Goldman Sachs June 2025 Form 10-Q	164

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

165	Goldman Sachs June 2025 Form 10-Q

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

Goldman Sachs June 2025 Form 10-Q	166

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
During the six months ended June 2025, we did not identify any cybersecurity threats that have materially affected or are reasonably likely to materially affect our business strategy, results of operations or financial condition. Technology Risk monitors cybersecurity threats and risks from information security and cybersecurity matters on an ongoing basis, and allocates resources and directs operations in a manner designed to mitigate those risks. For example, in response to the proliferation of AI-enabled fraud and ransomware attacks that continue to be reported globally, we have emphasized phishing and cybersecurity training for our employees and allocated additional resources for business continuity. However, despite these efforts, we cannot eliminate all cybersecurity risks or provide assurances that we have not had occurrences of undetected cybersecurity incidents.
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

167	Goldman Sachs June 2025 Form 10-Q

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

Goldman Sachs June 2025 Form 10-Q	168

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

169	Goldman Sachs June 2025 Form 10-Q

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

Goldman Sachs June 2025 Form 10-Q	170

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

These statements may relate to, among other things, (i) our future plans and results, including our target ROE, ROTE, efficiency ratio, CET1 capital ratio and firmwide total credit alternative assets, and how they can be achieved, (ii) trends in or growth opportunities for our businesses, including the timing, costs, profitability, benefits and other aspects of business and strategic initiatives and their impact on our efficiency ratio, as well as the opportunities and challenges presented by AI, (iii) our Investment banking fees backlog and future advisory and capital markets results, (iv) our expected interest income and interest expense,(v) expenses we may incur, including the level of future compensation expense, (vi) the projected growth of our deposits and other funding, asset liability management and funding strategies and related interest expense savings, (vii) our business and expense savings initiatives, (viii) our planned 2025 benchmark debt issuances, (ix) our credit exposures, (x) our expected provision for credit losses and the adequacy of our allowance for credit losses, (xi) the narrowing of our consumer business, (xii) the objectives and effectiveness of our BCP, information security program, risk management and liquidity policies, (xiii) our resolution plan and its implications for stakeholders, (xiv) the design and effectiveness of our resolution capital and liquidity models and triggers and alerts framework, (xv) the effect of changes to regulations, and our future status, activities or reporting under banking and financial regulation, (xvi) our expected tax rate, (xvii) the future state of our liquidity and regulatory capital ratios, and our prospective capital distributions (including dividends and repurchases), (xviii) our expected SCB and G-SIB surcharge, (xix) legal proceedings, governmental investigations or other contingencies, (xx) the asset recovery guarantee related to our 1Malaysia Development Berhad settlements, (xxi) the effectiveness of our management of our human capital, (xxii) our sustainability and carbon neutrality targets and goals, (xxiii) future inflation, (xxiv) our ability to sell, and the terms of any proposed or pending sales of, Asset & Wealth Management historical principal investments and our ability to transition the GM credit card program to another issuer, (xxv) the profitability of Platform Solutions and (xxvi) the effectiveness of our cybersecurity risk management process.

171	Goldman Sachs June 2025 Form 10-Q

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
Statements about expenses we may incur, our level of future compensation expense, including as a percentage of both operating expenses and net revenues, net of provision for credit losses, and our efficiency ratio are subject to the risks that the compensation and other costs to operate our businesses may be greater than currently expected.

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

Goldman Sachs June 2025 Form 10-Q	172

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
Statements about our future effective tax rate are subject to the risk that it may differ from the anticipated rate indicated in such statements, possibly materially, due to, among other things, changes in the tax rates applicable to us, changes in our earnings mix, our profitability and entities in which we generate profits, the assumptions we have made in forecasting our expected tax rate, the interpretation or application of existing tax statutes and regulations, as well as any corporate tax legislation that may be enacted or any guidance that may be issued by the IRS or in the other jurisdictions in which we operate (including Global Anti-Base Erosion (Pillar II) guidance).
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

173	Goldman Sachs June 2025 Form 10-Q

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Quantitative and qualitative disclosures about market risk are set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management” in Part I, Item 2 of this Form 10-Q.
Item 4. Controls and Procedures
As of the end of the period covered by this report, an evaluation was carried out by our management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of the end of the period covered by this report. In addition, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the quarter ended June 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The table below presents purchases made by or on behalf of Group Inc. or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our common stock during the three months ended June 2025.

	Total Shares Purchased	Average Price Paid Per Share	Total Shares Purchased as Part of a Publicly Announced Program	Dollar Value of Remaining Authorized Repurchases ($ in millions)
April	2,088,084	$526.80	2,088,084	$38,900
May	3,225,448	$589.02	3,225,448	$37,000
June	–	$–	–	$37,000
Total	5,313,532		5,313,532
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
Item 5. Other Information
Rule 10b5-1 Trading Plans
During the three months ended June 2025, no directors or executive officers entered into, modified or terminated, contracts, instructions or written plans for the sale or purchase of Group Inc.’s securities that were intended to satisfy the affirmative defense conditions of Rule 10b5-1 or that constituted non-Rule 10b5-1 trading arrangements (as defined in Item 408 of Regulation S-K).

Goldman Sachs June 2025 Form 10-Q	174

Item 6. Exhibits
Exhibits
15.1     Letter re: Unaudited Interim Financial Information.
31.1     Rule 13a-14(a) Certifications.
32.1    Section 1350 Certifications (This information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934).
101     Pursuant to Rules 405 and 406 of Regulation S-T, the following information is formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Statements of Earnings for the three and six months ended June 30, 2025 and June 30, 2024, (ii) the Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2025 and June 30, 2024, (iii) the Consolidated Balance Sheets as of June 30, 2025 and December 31, 2024, (iv) the Consolidated Statements of Changes in Shareholders’ Equity for the three and six months ended June 30, 2025 and June 30, 2024, (v) the Consolidated Statements of Cash Flows for the six months ended June 30, 2025 and June 30, 2024, (vi) the notes to the Consolidated Financial Statements and (vii) the cover page.
104    Cover Page Interactive Data File (formatted in iXBRL in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
THE GOLDMAN SACHS GROUP, INC.

By:	/s/	Denis P. Coleman III
Name:		Denis P. Coleman III
Title:		Chief Financial Officer (Principal Financial Officer)
Date:		August 1, 2025

By:	/s/	Sheara J. Fredman
Name:		Sheara J. Fredman
Title:		Chief Accounting Officer (Principal Accounting Officer)
Date:		August 1, 2025

175	Goldman Sachs June 2025 Form 10-Q