Form 10-Q
period 2025-09-30
GOLDMAN SACHS GROUP INC
filed 2025-10-31
CIK 886982

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of October 17, 2025, there were 299,928,511 shares of the registrant’s common stock outstanding.

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2025

Goldman Sachs September 2025 Form 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Earnings
(Unaudited)

	Three Months Ended September		Nine Months Ended September
in millions, except per share amounts	2025	2024	2025	2024
Revenues
Investment banking	$2,659	$1,864	$6,769	$5,682
Investment management	2,952	2,649	8,548	7,673
Commissions and fees	1,110	873	3,537	3,001
Market making	3,868	4,127	14,324	14,557
Other principal transactions	743	839	1,800	3,019
Total non-interest revenues	11,332	10,352	34,978	33,932

Interest income	20,822	21,448	59,994	61,443
Interest expense	16,970	19,101	50,143	55,732
Net interest income	3,852	2,347	9,851	5,711
Total net revenues	15,184	12,699	44,829	39,643
Provision for credit losses	339	397	1,010	997
Operating expenses
Compensation and benefits	4,680	4,122	14,241	12,947
Transaction based	1,968	1,701	5,773	4,852
Market development	171	159	494	465
Communications and technology	545	498	1,581	1,468
Depreciation and amortization	531	621	1,655	1,894
Occupancy	242	242	709	733
Professional fees	432	400	1,296	1,177
Other expenses	884	572	2,073	1,970
Total operating expenses	9,453	8,315	27,822	25,506

Pre-tax earnings	5,392	3,987	15,997	13,140
Provision for taxes	1,294	997	3,438	2,975
Net earnings	4,098	2,990	12,559	10,165
Preferred stock dividends	238	210	643	563
Net earnings applicable to common shareholders	$3,860	$2,780	$11,916	$9,602

Earnings per common share
Basic	$12.42	$8.52	$37.75	$28.98
Diluted	$12.25	$8.40	$37.33	$28.64

Average common shares
Basic	309.6	324.8	314.6	330.0
Diluted	315.0	330.8	319.2	335.3

Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended September		Nine Months Ended September
$ in millions	2025	2024	2025	2024
Net earnings	$4,098	$2,990	$12,559	$10,165
Other comprehensive income/(loss) adjustments, net of tax:
Currency translation	23	(25)	(47)	(3)
Debt valuation adjustment	(711)	(95)	(641)	(383)
Pension and postretirement liabilities	11	13	34	35
Available-for-sale securities	185	504	878	766
Cash flow hedges	1	–	2	–
Other comprehensive income/(loss)	(491)	397	226	415
Comprehensive income	$3,607	$3,387	$12,785	$10,580

The accompanying notes are an integral part of these consolidated financial statements.

1	Goldman Sachs September 2025 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)

	As of
	September	December
$ in millions	2025	2024
Assets
Cash and cash equivalents	$169,577	$182,092
Collateralized agreements:
Securities purchased under agreements to resell (includes $129,786 and $179,793 at fair value)	129,786	180,062
Securities borrowed (includes $48,253 and $46,902 at fair value)	217,708	194,645
Customer and other receivables (includes $122 and $23 at fair value)	176,598	133,717
Trading assets (at fair value and includes $159,299 and $148,417 pledged as collateral)	652,585	570,555
Investments:
Available-for-sale securities (at fair value; amortized cost of $104,105 and $80,777)	103,962	79,458
Held-to-maturity securities	73,632	78,713
Other investments (includes $25,214 and $25,284 at fair value)	26,163	26,343
Loans (net of allowance of $4,508 and $4,666, and includes $5,498 and $5,460 at fair value)	222,379	196,200
Other assets (includes $190 and $194 at fair value)	35,592	34,187
Total assets	$1,807,982	$1,675,972

Liabilities and shareholders’ equity
Deposits (includes $83,146 and $44,855 at fair value)	$490,249	$433,013
Collateralized financings:
Securities sold under agreements to repurchase (at fair value)	217,797	274,380
Securities loaned (includes $12,837 and $10,246 at fair value)	57,609	56,060
Other secured financings (includes $24,595 and $27,985 at fair value)	24,784	28,150
Customer and other payables	256,835	223,255
Trading liabilities (at fair value)	261,830	202,555
Unsecured short-term borrowings (includes $59,524 and $50,367 at fair value)	72,385	69,709
Unsecured long-term borrowings (includes $111,925 and $89,189 at fair value)	276,914	242,634
Other liabilities (includes $90 and $84 at fair value)	25,177	24,220
Total liabilities	1,683,580	1,553,976
Commitments, contingencies and guarantees
Shareholders’ equity
Preferred stock; aggregate liquidation preference of $15,153 and $13,253	15,153	13,253
Common stock; 931,995,320 and 927,499,667 shares issued, and 300,124,881 and 310,653,708 shares outstanding	9	9
Share-based awards	5,555	5,148
Nonvoting common stock; no shares issued and outstanding	–	–
Additional paid-in capital	61,907	61,376
Retained earnings	162,143	153,412
Accumulated other comprehensive loss	(2,476)	(2,702)
Stock held in treasury, at cost; 631,870,441 and 616,845,961 shares	(117,889)	(108,500)
Total shareholders’ equity	124,402	121,996
Total liabilities and shareholders’ equity	$1,807,982	$1,675,972

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs September 2025 Form 10-Q	2

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Shareholders’ Equity
(Unaudited)

	Three Months Ended September		Nine Months Ended September
$ in millions	2025	2024	2025	2024
Preferred stock
Beginning balance	$15,153	$12,753	$13,253	$11,203
Issued	–	2,000	1,900	4,250
Redeemed	–	–	–	(700)
Redemption notice issued	–	(1,500)	–	(1,500)
Ending balance	15,153	13,253	15,153	13,253
Common stock
Beginning balance	9	9	9	9
Issued	–	–	–	–
Ending balance	9	9	9	9
Share-based awards
Beginning balance	5,365	5,058	5,148	5,121
Issuance and amortization of share-based awards	263	150	3,239	2,603
Delivery of common stock underlying share-based awards	(28)	(48)	(2,730)	(2,482)
Forfeiture of share-based awards	(45)	(70)	(102)	(152)
Ending balance	5,555	5,090	5,555	5,090
Additional paid-in capital
Beginning balance	61,888	61,350	61,376	60,247
Delivery of common stock underlying share-based awards	29	52	2,693	2,472
Cancellation of share-based awards in satisfaction of withholding tax requirements	(10)	(5)	(2,156)	(1,331)
Preferred stock issuance costs	–	–	(5)	10
Other	–	(25)	(1)	(26)
Ending balance	61,907	61,372	61,907	61,372
Retained earnings
Beginning balance	159,535	148,652	153,412	143,688
Net earnings	4,098	2,990	12,559	10,165
Dividends and dividend equivalents declared on common stock and share-based awards	(1,252)	(978)	(3,185)	(2,836)
Dividends declared on preferred stock	(238)	(192)	(643)	(529)
Preferred stock redemption premium	–	(18)	–	(34)
Ending balance	162,143	150,454	162,143	150,454
Accumulated other comprehensive income/(loss)
Beginning balance	(1,985)	(2,900)	(2,702)	(2,918)
Other comprehensive income/(loss)	(491)	397	226	415
Ending balance	(2,476)	(2,503)	(2,476)	(2,503)
Stock held in treasury, at cost
Beginning balance	(115,869)	(105,459)	(108,500)	(100,445)
Repurchased	(2,000)	(1,000)	(9,360)	(6,000)
Reissued	–	–	39	33
Other	(20)	(16)	(68)	(63)
Ending balance	(117,889)	(106,475)	(117,889)	(106,475)
Total shareholders’ equity	$124,402	$121,200	$124,402	$121,200

The accompanying notes are an integral part of these consolidated financial statements.

3	Goldman Sachs September 2025 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September
$ in millions	2025	2024
Cash flows from operating activities
Net earnings	$12,559	$10,165
Adjustments to reconcile net earnings to net cash used for operating activities:
Depreciation and amortization	1,655	1,894
Deferred income taxes	(153)	(653)
Share-based compensation	3,187	2,559
Provision for credit losses	1,010	997
Changes in operating assets and liabilities:
Customer and other receivables and payables, net	(10,576)	7,543
Collateralized transactions (excluding other secured financings), net	(27,821)	19,644
Trading assets	(66,888)	(112,931)
Trading liabilities	58,129	13,100
Loans held for sale, net	(629)	450
Other, net	649	(2,746)
Net cash used for operating activities	(28,878)	(59,978)
Cash flows from investing activities
Purchase of property, leasehold improvements and equipment	(1,533)	(1,505)
Proceeds from sales of property, leasehold improvements and equipment	504	1,152
Net cash received from business dispositions	1,536	3,622
Available-for-sale securities:
Purchases	(61,849)	(52,927)
Proceeds from sales	41,014	13,387
Proceeds from paydowns and maturities	1	12,784
Held-to-maturity securities:
Purchases	(10,025)	(20,660)
Proceeds from paydowns and maturities	16,952	12,598
Other investments:
Purchases	(6,365)	(5,150)
Proceeds from sales, paydowns and maturities	6,581	6,261
Loans (excluding loans held for sale), net	(26,010)	(12,071)
Net cash used for investing activities	(39,194)	(42,509)
Cash flows from financing activities
Unsecured short-term borrowings, net	3,243	4,263
Other secured financings (short-term), net	(5,372)	7,632
Proceeds from issuance of other secured financings (long-term)	3,757	4,951
Repayment of other secured financings (long-term), including the current portion	(2,613)	(1,592)
Proceeds from issuance of unsecured long-term borrowings	61,360	49,465
Repayment of unsecured long-term borrowings, including the current portion	(50,227)	(59,639)
Derivative contracts with a financing element, net	877	1,739
Deposits, net	51,832	15,152
Preferred stock redemption	–	(700)
Common stock repurchased	(9,360)	(6,000)
Settlement of share-based awards in satisfaction of withholding tax requirements	(2,156)	(1,331)
Dividends and dividend equivalents paid on common stock, preferred stock and share-based awards	(3,814)	(3,344)
Proceeds from issuance of preferred stock, net of issuance costs	1,895	4,239
Other financing, net	(77)	305
Net cash provided by financing activities	49,345	15,140
Effect of exchange rate changes on cash and cash equivalents	6,212	459
Net decrease in cash and cash equivalents	(12,515)	(86,888)
Cash and cash equivalents, beginning balance	182,092	241,577
Cash and cash equivalents, ending balance	$169,577	$154,689

Supplemental disclosures:
Cash payments for interest, net of capitalized interest	$49,816	$54,521
Cash payments for income taxes, net	$2,938	$2,810
See Notes 12 and 16 for information about non-cash activities.

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs September 2025 Form 10-Q	4

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
Platform Solutions
The firm issues credit cards through a partnership arrangement with Apple Inc., raises deposits from Apple Card customers and provides transaction banking and other services, such as deposit-taking, payment solutions and other cash management services, for corporate and institutional clients. See Note 9 for information about the sale of the General Motors (GM) credit card program.

5	Goldman Sachs September 2025 Form 10-Q

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
All references to September 2025, June 2025 and September 2024 refer to the firm’s periods ended, or the dates, as the context requires, September 30, 2025, June 30, 2025 and September 30, 2024, respectively. All references to December 2024 refer to the date December 31, 2024. Any reference to a future year refers to a year ending on December 31 of that year. Certain reclassifications have been made to previously reported amounts to conform to the current presentation.

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

Fair Value Measurements	Note 4
Fair Value Hierarchy	Note 5
Trading Assets and Liabilities	Note 6
Derivatives and Hedging Activities	Note 7
Investments	Note 8
Loans	Note 9
Fair Value Option	Note 10
Collateralized Agreements and Financings	Note 11
Other Assets	Note 12
Deposits	Note 13
Unsecured Borrowings	Note 14
Other Liabilities	Note 15
Securitization Activities	Note 16
Variable Interest Entities	Note 17
Commitments, Contingencies and Guarantees	Note 18
Shareholders’ Equity	Note 19
Regulation and Capital Adequacy	Note 20
Earnings Per Common Share	Note 21
Transactions with Affiliated Funds	Note 22
Interest Income and Interest Expense	Note 23
Income Taxes	Note 24
Business Segments	Note 25
Credit Concentrations	Note 26
Legal Proceedings	Note 27

Goldman Sachs September 2025 Form 10-Q	6

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

7	Goldman Sachs September 2025 Form 10-Q

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
Revenues from contracts with clients represent approximately 55% of total non-interest revenues for the three months ended September 2025 and approximately 50% of total non-interest revenues for the nine months ended September 2025 (each including approximately 85% of investment banking revenues, approximately 95% of investment management revenues and all commissions and fees), and approximately 50% of total non-interest revenues for the three months ended September 2024 and approximately 45% of total non-interest revenues for the nine months ended September 2024 (each including approximately 85% of investment banking revenues, approximately 95% of investment management revenues and all commissions and fees). See Note 25 for information about net revenues by business segment.
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

Goldman Sachs September 2025 Form 10-Q	8

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
The firm is able to determine the future revenues associated with management fees calculated based on committed capital. As of September 2025, substantially all future net revenues associated with such remaining performance obligations will be recognized through 2033. Annual revenues associated with such performance obligations average less than $350 million through 2033.
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
Cash and Cash Equivalents
The firm defines cash equivalents as highly liquid overnight deposits held in the ordinary course of business. Cash and cash equivalents included cash and due from banks of $6.88 billion as of September 2025 and $5.36 billion as of December 2024. Cash and cash equivalents also included interest-bearing deposits with banks of $162.70 billion as of September 2025 and $176.73 billion as of December 2024.
The firm segregates cash for regulatory and other purposes related to client activity. Cash and cash equivalents segregated for regulatory and other purposes were $16.45 billion as of September 2025 and $14.84 billion as of December 2024. In addition, the firm segregates securities for regulatory and other purposes related to client activity. See Note 11 for further information about segregated securities.
Customer and Other Receivables
Customer and other receivables included receivables from customers and counterparties of $111.08 billion as of September 2025 and $92.88 billion as of December 2024, and receivables from brokers, dealers and clearing organizations of $65.52 billion as of September 2025 and $40.84 billion as of December 2024. Such receivables primarily consist of customer margin loans, collateral posted in connection with certain derivative transactions, and receivables resulting from unsettled transactions.
Substantially all of these receivables are accounted for at amortized cost net of any allowance for credit losses, which generally approximates fair value. As these receivables are not accounted for at fair value, they are not included in the firm’s fair value hierarchy in Notes 4 and 5. Had these receivables been included in the firm’s fair value hierarchy, substantially all would have been classified in level 2 as of both September 2025 and December 2024. See Note 10 for further information about customer and other receivables accounted for at fair value under the fair value option. Interest on customer and other receivables is recognized over the life of the transaction and included in interest income.
Customer and other receivables includes receivables from contracts with clients and contract assets. Contract assets represent the firm’s right to receive consideration for services provided in connection with its contracts with clients for which collection is conditional and not merely subject to the passage of time. The firm’s receivables from contracts with clients were $4.33 billion as of September 2025 and $4.08 billion as of December 2024. As of both September 2025 and December 2024, contract assets were not material.

9	Goldman Sachs September 2025 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Customer and Other Payables
Customer and other payables included payables to customers and counterparties of $234.97 billion as of September 2025 and $217.15 billion as of December 2024, and payables to brokers, dealers and clearing organizations of $21.87 billion as of September 2025 and $6.11 billion as of December 2024. Such payables primarily consist of customer credit balances related to the firm’s prime brokerage activities. Customer and other payables are accounted for at cost plus accrued interest, which generally approximates fair value. As these payables are not accounted for at fair value, they are not included in the firm’s fair value hierarchy in Notes 4 and 5. Had these payables been included in the firm’s fair value hierarchy, substantially all would have been classified in level 2 as of both September 2025 and December 2024. Interest on customer and other payables is recognized over the life of the transaction and included in interest expense.
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

Goldman Sachs September 2025 Form 10-Q	10

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

11	Goldman Sachs September 2025 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Measurement of Credit Losses for Accounts Receivable and Contract Assets (ASC 326). In July 2025, the FASB issued ASU No. 2025-05, “Measurement of Credit Losses for Accounts Receivable and Contract Assets.” This ASU simplifies the estimation of credit losses on accounts receivable and contract assets arising from transactions accounted for under ASC 606, “Revenue from Contracts with Customers,” by providing companies an option to assume that the conditions as of the balance sheet date will remain unchanged for the remaining life of these assets while estimating expected credit losses. This ASU is effective for the firm beginning in January 2026 under a prospective approach. Adoption of this ASU is not expected to have a material impact on the firm’s financial condition, results of operations or cash flows.
Targeted Improvements to the Accounting for Internal-Use Software (ASC 350). In September 2025, the FASB issued ASU No. 2025-06, “Targeted Improvements to the Accounting for Internal-Use Software.” This ASU eliminates the requirement to consider the project stage of an internal-use software under development while capitalizing its development costs. Instead, under the ASU, companies are required to capitalize internal-use software development costs when management authorizes and commits to fund the software development project, and it is probable that the project will be completed and the software will be used as intended. This ASU is effective for the firm beginning in January 2028 under a prospective, retrospective or a modified approach. Early adoption is permitted. Adoption of this ASU is not expected to have a material impact on the firm’s financial condition, results of operations or cash flows.

Derivatives Scope Refinements (ASC 815) and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract (ASC 606). In September 2025, the FASB issued ASU No. 2025-07, “Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract.” This ASU expands the scope exceptions in ASC 815 to include non-exchange-traded contracts with underlyings based on operations or activities specific to one of the parties to the contract. This ASU also clarifies that the guidance in ASC 606 should be applied to contracts where share-based noncash consideration is received from a customer. This ASU is effective for the firm beginning in January 2027 under a prospective approach or on a modified retrospective basis. Early adoption is permitted. Adoption of this ASU is not expected to have a material impact on the firm’s financial condition, results of operations or cash flows.

Goldman Sachs September 2025 Form 10-Q	12

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

The table below presents financial assets and liabilities carried at fair value.

	As of
	September	June	December
$ in millions	2025	2025	2024
Total level 1 financial assets	$516,317	$494,481	$436,298
Total level 2 financial assets	473,641	501,293	497,514
Total level 3 financial assets	21,781	21,117	20,358
Investments in funds at NAV	1,946	2,021	2,547
Counterparty and cash collateral netting	(48,075)	(51,066)	(49,048)
Total financial assets at fair value	$965,610	$967,846	$907,669

Total assets	$1,807,982	$1,785,009	$1,675,972

Total level 3 financial assets divided by:
Total assets	1.2%	1.2%	1.2%
Total financial assets at fair value	2.3%	2.2%	2.2%

Total level 1 financial liabilities	$145,974	$146,888	$100,350
Total level 2 financial liabilities	638,542	615,425	611,340
Total level 3 financial liabilities	30,951	29,648	25,721
Counterparty and cash collateral netting	(43,723)	(39,223)	(37,750)
Total financial liabilities at fair value	$771,744	$752,738	$699,661

Total liabilities	$1,683,580	$1,660,913	$1,553,976

Total level 3 financial liabilities divided by:
Total liabilities	1.8%	1.8%	1.7%
Total financial liabilities at fair value	4.0%	3.9%	3.7%
In the table above:
•Counterparty netting among positions classified in the same level is included in that level.
•Counterparty and cash collateral netting represents the impact on derivatives of netting across levels.
The table below presents a summary of level 3 financial assets.

	As of
	September	June	December
$ in millions	2025	2025	2024
Trading assets:
Trading cash instruments	$1,085	$883	$1,213
Derivatives	4,833	4,751	4,126
Investments	15,002	14,604	14,142
Loans	671	681	683
Other assets	190	198	194
Total	$21,781	$21,117	$20,358
Level 3 financial assets as of September 2025 increased compared with June 2025, primarily reflecting an increase in level 3 investments. Level 3 financial assets as of September 2025 increased compared with December 2024, primarily reflecting an increase in level 3 investments and derivatives. See Note 5 for further information about level 3 financial assets (including information about unrealized gains and losses related to level 3 financial assets and transfers into and out of level 3).

13	Goldman Sachs September 2025 Form 10-Q

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
•Market yields implied by transactions of similar or related assets;
•Transaction prices in both the underlying collateral and instruments with the same or similar underlying collateral; and
•Duration, driven by underlying loan prepayment speeds and residential property liquidation timelines.

Goldman Sachs September 2025 Form 10-Q	14

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

15	Goldman Sachs September 2025 Form 10-Q

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

Goldman Sachs September 2025 Form 10-Q	16

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

17	Goldman Sachs September 2025 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Note 5.
Fair Value Hierarchy
Financial assets and liabilities at fair value includes trading cash instruments, derivatives, and certain investments, loans and other financial assets and liabilities at fair value.
Trading Cash Instruments
Fair Value by Level. The table below presents trading cash instruments by level within the fair value hierarchy.

$ in millions	Level 1	Level 2	Level 3	Total
As of September 2025
Assets
Government and agency obligations:
U.S.	$142,098	$75,828	$–	$217,926
Non-U.S.	81,737	37,667	20	119,424
Loans and securities backed by:
Commercial real estate	–	1,416	93	1,509
Residential real estate	–	10,616	55	10,671
Corporate debt instruments	206	49,819	647	50,672
State and municipal obligations	–	1,012	–	1,012
Other debt obligations	632	3,656	110	4,398
Equity securities	186,901	1,640	160	188,701
Commodities	–	6,007	–	6,007
Total	$411,574	$187,661	$1,085	$600,320

Liabilities
Government and agency obligations:
U.S.	$(24,258)	$(3)	$–	$(24,261)
Non-U.S.	(55,428)	(4,133)	(3)	(59,564)
Loans and securities backed by:
Commercial real estate	–	(34)	–	(34)
Residential real estate	–	(9)	–	(9)
Corporate debt instruments	(191)	(31,940)	(186)	(32,317)
Equity securities	(66,021)	(9)	(52)	(66,082)
Commodities	–	(18)	–	(18)
Total	$(145,898)	$(36,146)	$(241)	$(182,285)

As of December 2024
Assets
Government and agency obligations:
U.S.	$169,121	$66,958	$–	$236,079
Non-U.S.	44,427	25,071	41	69,539
Loans and securities backed by:
Commercial real estate	–	1,450	38	1,488
Residential real estate	–	11,364	57	11,421
Corporate debt instruments	172	46,739	728	47,639
State and municipal obligations	–	529	–	529
Other debt obligations	1	2,236	95	2,332
Equity securities	141,821	1,143	242	143,206
Commodities	–	10,971	12	10,983
Total	$355,542	$166,461	$1,213	$523,216

Liabilities
Government and agency obligations:
U.S.	$(21,181)	$(52)	$–	$(21,233)
Non-U.S.	(37,466)	(3,283)	(3)	(40,752)
Loans and securities backed by:
Commercial real estate	–	(32)	(1)	(33)
Residential real estate	–	(20)	–	(20)
Corporate debt instruments	(75)	(23,755)	(52)	(23,882)
Other debt obligations	–	(72)	–	(72)
Equity securities	(41,528)	(12)	(19)	(41,559)
Commodities	–	(24)	–	(24)
Total	$(100,250)	$(27,250)	$(75)	$(127,575)

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

	As of September 2025		As of December 2024
$ in millions	Amount or Range	Weighted Average	Amount or Range	Weighted Average
Loans and securities backed by real estate
Level 3 assets	$148		$95
Yield	2.4% to 45.3%	11.3%	7.2% to 24.3%	11.5%
Recovery rate	22.3% to 62.5%	36.5%	23.3% to 69.2%	50.9%
Duration (years)	0.3 to 9.2	2.8	1.9 to 12.1	3.7
Corporate debt instruments
Level 3 assets	$647		$728
Yield	2.1% to 19.3%	7.7%	3.0% to 35.9%	13.0%
Recovery rate	4.1% to 70.0%	45.9%	6.8% to 69.0%	53.6%
Duration (years)	2.5 to 15.1	3.9	1.6 to 3.3	2.3
Other
Level 3 assets	$290		$390
Yield	5.4% to 42.6%	25.3%	4.7% to 37.9%	15.2%
Duration (years)	0.2 to 7.6	2.1	1.5 to 3.5	2.4

Goldman Sachs September 2025 Form 10-Q	18

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
•Increases in yield or duration used in the valuation of level 3 trading cash instruments would have resulted in a lower fair value measurement, while an increase in recovery rate would have resulted in a higher fair value measurement as of both September 2025 and December 2024. Due to the distinctive nature of each level 3 trading cash instrument, the interrelationship of inputs is not necessarily uniform within each product type.
•Trading cash instruments are valued using discounted cash flows.

Level 3 Rollforward. The table below presents a summary of the changes in fair value for level 3 trading cash instruments.

	Three Months Ended September		Nine Months Ended September
$ in millions	2025	2024	2025	2024
Assets
Beginning balance	$883	$1,553	$1,213	$1,791
Net realized gains/(losses)	28	28	71	92
Net unrealized gains/(losses)	37	(6)	30	(52)
Purchases	362	193	572	397
Sales	(198)	(134)	(409)	(494)
Settlements	(96)	(95)	(387)	(310)
Transfers into level 3	180	174	112	221
Transfers out of level 3	(111)	(424)	(117)	(356)
Ending balance	$1,085	$1,289	$1,085	$1,289

Liabilities
Beginning balance	$(150)	$(96)	$(75)	$(78)
Net realized gains/(losses)	–	–	2	(3)
Net unrealized gains/(losses)	(8)	(10)	(38)	(33)
Purchases	57	47	57	52
Sales	(171)	(37)	(185)	(45)
Settlements	26	–	–	9
Transfers into level 3	(7)	(20)	(7)	(15)
Transfers out of level 3	12	10	5	7
Ending balance	$(241)	$(106)	$(241)	$(106)
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

19	Goldman Sachs September 2025 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
The table below presents information, by product type, for assets included in the summary table above.

	Three Months Ended September		Nine Months Ended September
$ in millions	2025	2024	2025	2024
Loans and securities backed by real estate
Beginning balance	$74	$212	$95	$144
Net realized gains/(losses)	2	2	4	18
Net unrealized gains/(losses)	1	2	6	(6)
Purchases	2	8	45	52
Sales	(5)	(8)	(8)	(39)
Settlements	(5)	(7)	(7)	(28)
Transfers into level 3	81	66	45	88
Transfers out of level 3	(2)	(72)	(32)	(26)
Ending balance	$148	$203	$148	$203

Corporate debt instruments
Beginning balance	$533	$1,132	$728	$1,415
Net realized gains/(losses)	18	18	59	54
Net unrealized gains/(losses)	41	5	32	(29)
Purchases	330	103	433	229
Sales	(181)	(117)	(269)	(356)
Settlements	(77)	(77)	(337)	(259)
Transfers into level 3	72	68	46	51
Transfers out of level 3	(89)	(311)	(45)	(284)
Ending balance	$647	$821	$647	$821

Other
Beginning balance	$276	$209	$390	$232
Net realized gains/(losses)	8	8	8	20
Net unrealized gains/(losses)	(5)	(13)	(8)	(17)
Purchases	30	82	94	116
Sales	(12)	(9)	(132)	(99)
Settlements	(14)	(11)	(43)	(23)
Transfers into level 3	27	40	21	82
Transfers out of level 3	(20)	(41)	(40)	(46)
Ending balance	$290	$265	$290	$265
In the table above, other includes government and agency obligations, other debt obligations, equity securities and commodities.
Level 3 Rollforward Commentary for the Three Months Ended September 2025. The net realized and unrealized gains on level 3 trading cash instrument assets of $65 million (reflecting $28 million of net realized gains and $37 million of net unrealized gains) for the three months ended September 2025 included gains of $43 million reported in market making and $22 million reported in interest income.
The drivers of the net unrealized gains on level 3 trading cash instrument assets for the three months ended September 2025 were not material.
The drivers of both transfers into and transfers out of level 3 trading cash instrument assets during the three months ended September 2025 were not material.

Level 3 Rollforward Commentary for the Nine Months Ended September 2025. The net realized and unrealized gains on level 3 trading cash instrument assets of $101 million (reflecting $71 million of net realized gains and $30 million of net unrealized gains) for the nine months ended September 2025 included gains of $47 million reported in market making and $54 million reported in interest income.
The drivers of the net unrealized gains on level 3 trading cash instrument assets for the nine months ended September 2025 were not material.
The drivers of both transfers into and transfers out of level 3 trading cash instrument assets during the nine months ended September 2025 were not material.
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

Goldman Sachs September 2025 Form 10-Q	20

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
Derivatives
Fair Value by Level. The table below presents derivatives on a gross basis by level and product type, as well as the impact of netting.

$ in millions	Level 1	Level 2	Level 3	Total
As of September 2025
Assets
Interest rates	$3	$157,396	$788	$158,187
Credit	–	11,640	2,397	14,037
Currencies	–	76,545	182	76,727
Commodities	–	11,888	1,296	13,184
Equities	21	109,684	1,020	110,725
Gross fair value	24	367,153	5,683	372,860
Counterparty netting in levels	–	(271,670)	(850)	(272,520)
Subtotal	$24	$95,483	$4,833	$100,340
Cross-level counterparty netting				(908)
Cash collateral netting				(47,167)
Net fair value				$52,265

Liabilities
Interest rates	$(57)	$(119,220)	$(628)	$(119,905)
Credit	–	(13,367)	(1,033)	(14,400)
Currencies	–	(76,861)	(69)	(76,930)
Commodities	–	(14,858)	(543)	(15,401)
Equities	(19)	(166,119)	(3,014)	(169,152)
Gross fair value	(76)	(390,425)	(5,287)	(395,788)
Counterparty netting in levels	–	271,670	850	272,520
Subtotal	$(76)	$(118,755)	$(4,437)	$(123,268)
Cross-level counterparty netting				908
Cash collateral netting				42,815
Net fair value				$(79,545)

As of December 2024
Assets
Interest rates	$102	$156,054	$580	$156,736
Credit	–	9,249	2,188	11,437
Currencies	–	114,500	174	114,674
Commodities	–	12,134	1,192	13,326
Equities	136	79,301	742	80,179
Gross fair value	238	371,238	4,876	376,352
Counterparty netting in levels	–	(279,215)	(750)	(279,965)
Subtotal	$238	$92,023	$4,126	$96,387
Cross-level counterparty netting				(947)
Cash collateral netting				(48,101)
Net fair value				$47,339

Liabilities
Interest rates	$(92)	$(124,235)	$(692)	$(125,019)
Credit	–	(9,060)	(970)	(10,030)
Currencies	–	(114,488)	(127)	(114,615)
Commodities	–	(14,111)	(414)	(14,525)
Equities	(8)	(126,650)	(1,848)	(128,506)
Gross fair value	(100)	(388,544)	(4,051)	(392,695)
Counterparty netting in levels	–	279,215	750	279,965
Subtotal	$(100)	$(109,329)	$(3,301)	$(112,730)
Cross-level counterparty netting				947
Cash collateral netting				36,803
Net fair value				$(74,980)

21	Goldman Sachs September 2025 Form 10-Q

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

	As of September 2025		As of December 2024
$ in millions, except inputs	Amount or Range	Average/ Median	Amount or Range	Average/ Median
Interest rates, net	$160		$(112)
Correlation	(10)% to 95%	34%/25%	(10)% to 95%	60%/72%
Volatility (bps)	31 to 151	69/56	31 to 101	63/59
Credit, net	$1,364		$1,218
Credit spreads (bps)	9 to 1,787	147/100	8 to 1,328	134/91
Upfront credit points	0 to 100	24/14	(10) to 100	24/14
Recovery rates	20% to 60%	43%/40%	20% to 70%	46%/50%
Currencies, net	$113		$47
Correlation	0% to 68%	20%/3%	20% to 68%	34%/23%
Volatility	16% to 17%	16%/16%	17% to 17%	17%/17%
Commodities, net	$753		$778
Volatility	16% to 92%	40%/34%	21% to 120%	37%/33%
Natural gas spread	$(3.51) to $4.02	$(0.14)/$(0.15)	$(2.82) to $3.76	$(0.14)/ $(0.16)
Oil spread	$(4.79) to $32.06	$13.51/$19.49	$(6.42) to $22.10	$1.77/ $(3.80)
Electricity price	$3.10 to $466.76	$58.51/$37.89	$1.89 to $587.75	$52.18/ $32.68
Equities, net	$(1,994)		$(1,106)
Correlation	(70)% to 100%	58%/59%	(75)% to 100%	56%/52%
Volatility	2% to 107%	14%/8%	2% to 101%	15%/12%
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

Goldman Sachs September 2025 Form 10-Q	22

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
Level 3 Rollforward. The table below presents a summary of the changes in fair value for level 3 derivatives.

	Three Months Ended September		Nine Months Ended September
$ in millions	2025	2024	2025	2024
Total level 3 derivatives, net
Beginning balance	$959	$534	$825	$810
Net realized gains/(losses)	(264)	(87)	(88)	(235)
Net unrealized gains/(losses)	(20)	139	289	257
Purchases	160	140	493	498
Sales	(968)	(368)	(1,266)	(1,053)
Settlements	556	465	121	537
Transfers into level 3	29	(475)	(12)	(172)
Transfers out of level 3	(56)	601	34	307
Ending balance	$396	$949	$396	$949
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

23	Goldman Sachs September 2025 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
The table below presents information, by product type, for derivatives included in the summary table above.

	Three Months Ended September		Nine Months Ended September
$ in millions	2025	2024	2025	2024
Interest rates, net
Beginning balance	$26	$(367)	$(112)	$(439)
Net realized gains/(losses)	(43)	(124)	(67)	(196)
Net unrealized gains/(losses)	214	730	560	508
Purchases	1	6	24	15
Sales	(67)	(97)	(204)	(267)
Settlements	54	144	7	359
Transfers into level 3	(1)	(426)	(97)	(92)
Transfers out of level 3	(24)	6	49	(16)
Ending balance	$160	$(128)	$160	$(128)

Credit, net
Beginning balance	$1,288	$1,726	$1,218	$1,650
Net realized gains/(losses)	(2)	7	37	87
Net unrealized gains/(losses)	118	(96)	121	158
Purchases	11	81	72	182
Sales	(7)	(45)	(4)	(95)
Settlements	(174)	(44)	(201)	(360)
Transfers into level 3	130	20	126	10
Transfers out of level 3	–	(22)	(5)	(5)
Ending balance	$1,364	$1,627	$1,364	$1,627

Currencies, net
Beginning balance	$127	$24	$47	$42
Net realized gains/(losses)	(10)	49	—	14
Net unrealized gains/(losses)	(10)	(121)	71	(136)
Purchases	1	3	33	7
Sales	(3)	(13)	(20)	(17)
Settlements	–	(16)	6	(42)
Transfers into level 3	(19)	2	(16)	3
Transfers out of level 3	27	3	(8)	60
Ending balance	$113	$(69)	$113	$(69)

Commodities, net
Beginning balance	$839	$648	$778	$628
Net realized gains/(losses)	(39)	(155)	(112)	(311)
Net unrealized gains/(losses)	75	(78)	127	19
Purchases	11	10	33	161
Sales	(10)	(10)	(22)	(38)
Settlements	13	146	4	84
Transfers into level 3	(15)	(21)	10	29
Transfers out of level 3	(121)	242	(65)	210
Ending balance	$753	$782	$753	$782

Equities, net
Beginning balance	$(1,321)	$(1,497)	$(1,106)	$(1,071)
Net realized gains/(losses)	(170)	136	54	171
Net unrealized gains/(losses)	(417)	(296)	(590)	(292)
Purchases	136	40	331	133
Sales	(881)	(203)	(1,016)	(636)
Settlements	663	235	305	496
Transfers into level 3	(66)	(50)	(35)	(122)
Transfers out of level 3	62	372	63	58
Ending balance	$(1,994)	$(1,263)	$(1,994)	$(1,263)

Level 3 Rollforward Commentary for the Three Months Ended September 2025. The net realized and unrealized losses on level 3 derivatives of $284 million (reflecting $264 million of net realized losses and $20 million of net unrealized losses) for the three months ended September 2025 included losses of $246 million reported in market making and $38 million reported in other principal transactions.
The net unrealized losses on level 3 derivatives for the three months ended September 2025 reflected losses on certain equity derivatives (principally due to an increase in equity prices), partially offset by gains on certain interest rate derivatives (principally due to a decrease in interest rates) and gains on certain credit derivatives (principally due to the impact of tighter credit spreads).
Transfers into level 3 derivatives during the three months ended September 2025 reflected transfers of certain credit derivative assets from level 2 (principally due to reduced transparency of certain credit spread inputs used to value these instruments), partially offset by transfers of certain equity derivative liabilities from level 2 (principally due to certain unobservable inputs becoming significant to the valuation of these instruments).
Transfers out of level 3 derivatives during the three months ended September 2025 reflected transfers of certain commodity derivative assets to level 2 (principally due to certain unobservable electricity price inputs no longer being significant to the valuation of these instruments), partially offset by transfers of certain equity derivative liabilities to level 2 (principally due to increased transparency of certain volatility inputs used to value these instruments).
Level 3 Rollforward Commentary for the Nine Months Ended September 2025. The net realized and unrealized gains on level 3 derivatives of $201 million (reflecting $88 million of net realized losses and $289 million of net unrealized gains) for the nine months ended September 2025 included gains/(losses) of $236 million reported in market making and $(35) million reported in other principal transactions.
The net unrealized gains on level 3 derivatives for the nine months ended September 2025 primarily reflected gains on certain interest rate derivatives (principally due to a decrease in interest rates), gains on certain commodity derivatives (principally due to the impact of changes in commodity prices) and gains on certain credit derivatives (principally due to the impact of tighter credit spreads), partially offset by losses on certain equity derivatives (principally due to an increase in equity prices).

Goldman Sachs September 2025 Form 10-Q	24

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Transfers into level 3 derivatives during the nine months ended September 2025 reflected transfers of certain credit derivative assets from level 2 (principally due to certain unobservable credit spread inputs becoming significant to the valuation of these instruments), partially offset by transfers of certain interest rate derivative liabilities from level 2 (principally due to certain unobservable volatility inputs becoming significant to the valuation of these instruments).
The drivers of transfers out of level 3 derivatives during the nine months ended September 2025 were not material.
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
Transfers out of level 3 derivatives during the three months ended September 2024 primarily reflected transfers of certain equity derivative liabilities to level 2 (principally due to certain unobservable inputs no longer being significant to the valuation of these instruments) and transfers of certain commodity derivative liabilities to level 2 (principally due to increased transparency of certain commodity price inputs used to value these instruments).
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
Investments
Fair Value by Level. The table below presents investments accounted for at fair value by level within the fair value hierarchy.

$ in millions	Level 1	Level 2	Level 3	Total
As of September 2025
Government and agency obligations:
U.S.	$97,305	$–	$–	$97,305
Non-U.S.	6,657	40	–	6,697
Corporate debt securities	172	2,497	4,539	7,208
Securities backed by real estate	–	11	405	416
Money market instruments	192	1,792	–	1,984
Other debt obligations	11	–	346	357
Equity securities	382	3,169	9,712	13,263
Subtotal	$104,719	$7,509	$15,002	$127,230
Investments in funds at NAV				1,946
Total investments				$129,176
As of December 2024
Government and agency obligations:
U.S.	$75,410	$–	$–	$75,410
Non-U.S.	4,048	62	–	4,110
Corporate debt securities	137	2,629	4,510	7,276
Securities backed by real estate	–	7	562	569
Money market instruments	327	1,453	–	1,780
Other debt obligations	22	53	328	403
Equity securities	574	3,331	8,742	12,647
Subtotal	$80,518	$7,535	$14,142	$102,195
Investments in funds at NAV				2,547
Total investments				$104,742
See Note 4 for an overview of the firm’s fair value measurement policies, valuation techniques and significant inputs used to determine the fair value of investments.

25	Goldman Sachs September 2025 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Significant Unobservable Inputs. The table below presents the amount of level 3 investments, and ranges and weighted averages of significant unobservable inputs used to value such investments.

	As of September 2025		As of December 2024
$ in millions	Amount or Range	Weighted Average	Amount or Range	Weighted Average
Corporate debt securities
Level 3 assets	$4,539		$4,510
Yield	6.0% to 37.5%	11.0%	5.0% to 28.8%	12.2%
Recovery rate	8.6% to 82.3%	70.3%	5.8% to 41.0%	25.2%
Duration (years)	1.0 to 8.3	3.8	0.3 to 9.0	3.6
Multiples	1.0x to 42.9x	6.9x	1.1x to 34.2x	6.5x
Securities backed by real estate
Level 3 assets	$405		$562
Yield	9.2% to 17.0%	15.7%	9.5% to 16.0%	13.6%
Duration (years)	2.3 to 2.3	2.3	1.1 to 2.8	2.8
Other debt obligations
Level 3 assets	$346		$328
Yield	5.1% to 7.6%	7.0%	7.0% to 8.7%	7.7%
Equity securities
Level 3 assets	$9,712		$8,742
Multiples	0.4x to 24.4x	8.7x	0.4x to 34.2x	8.6x
Discount rate/yield	4.4% to 25.0%	11.9%	6.0% to 27.9%	13.3%
Capitalization rate	2.9% to 9.1%	5.3%	4.4% to 9.1%	5.4%
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
•Increases in yield, discount rate, capitalization rate or duration used in the valuation of level 3 investments would have resulted in a lower fair value measurement, while increases in recovery rate or multiples would have resulted in a higher fair value measurement as of both September 2025 and December 2024. Due to the distinctive nature of each level 3 investment, the interrelationship of inputs is not necessarily uniform within each product type.

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
Level 3 Rollforward. The table below presents a summary of the changes in fair value for level 3 investments.

	Three Months Ended September		Nine Months Ended September
$ in millions	2025	2024	2025	2024
Beginning balance	$14,604	$15,702	$14,142	$17,138
Net realized gains/(losses)	95	83	246	296
Net unrealized gains/(losses)	88	189	357	(20)
Purchases	130	338	1,141	1,014
Sales	(380)	(47)	(702)	(694)
Settlements	(315)	(635)	(937)	(1,862)
Transfers into level 3	1,099	341	1,602	892
Transfers out of level 3	(319)	(582)	(847)	(1,375)
Ending balance	$15,002	$15,389	$15,002	$15,389
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

Goldman Sachs September 2025 Form 10-Q	26

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
The table below presents information, by product type, for investments included in the summary table above.

	Three Months Ended September		Nine Months Ended September
$ in millions	2025	2024	2025	2024
Corporate debt securities
Beginning balance	$4,418	$5,660	$4,510	$6,533
Net realized gains/(losses)	62	47	143	196
Net unrealized gains/(losses)	(3)	31	124	(45)
Purchases	67	107	251	417
Sales	(62)	(3)	(133)	(149)
Settlements	(187)	(402)	(437)	(1,320)
Transfers into level 3	382	96	497	389
Transfers out of level 3	(138)	(332)	(416)	(817)
Ending balance	$4,539	$5,204	$4,539	$5,204

Securities backed by real estate
Beginning balance	$509	$565	$562	$687
Net realized gains/(losses)	3	2	8	46
Net unrealized gains/(losses)	(14)	6	(41)	(74)
Purchases	11	2	28	45
Sales	(88)	–	(88)	(33)
Settlements	(16)	(5)	(36)	(101)
Transfers into level 3	–	–	–	1
Transfers out of level 3	–	–	(28)	(1)
Ending balance	$405	$570	$405	$570

Other debt obligations
Beginning balance	$356	$221	$328	$244
Net realized gains/(losses)	1	1	5	4
Net unrealized gains/(losses)	6	2	6	1
Purchases	3	160	43	163
Settlements	(20)	(27)	(36)	(55)
Ending balance	$346	$357	$346	$357

Equity securities
Beginning balance	$9,321	$9,256	$8,742	$9,674
Net realized gains/(losses)	29	33	90	50
Net unrealized gains/(losses)	99	150	268	98
Purchases	49	69	819	389
Sales	(230)	(44)	(481)	(512)
Settlements	(92)	(201)	(428)	(386)
Transfers into level 3	717	245	1,105	502
Transfers out of level 3	(181)	(250)	(403)	(557)
Ending balance	$9,712	$9,258	$9,712	$9,258
Level 3 Rollforward Commentary for the Three Months Ended September 2025. The net realized and unrealized gains on level 3 investments of $183 million (reflecting $95 million of net realized gains and $88 million of net unrealized gains) for the three months ended September 2025 included gains of $104 million reported in other principal transactions and $79 million reported in interest income.
The drivers of the net unrealized gains on level 3 investments for the three months ended September 2025 were not material.

Transfers into level 3 investments during the three months ended September 2025 reflected transfers of certain equity securities from level 2 (principally due to reduced price transparency as a result of a lack of market evidence, including fewer market transactions in these instruments) and transfers of certain corporate debt securities from level 2 (principally due to certain unobservable yield inputs becoming significant to the valuation of these instruments).
Transfers out of level 3 investments during the three months ended September 2025 reflected transfers of certain equity securities to level 2 (principally due to increased price transparency as a result of market evidence, including market transactions in these instruments) and transfers of certain corporate debt securities to level 2 (principally due to certain unobservable yield inputs no longer being significant to the valuation of these instruments).
Level 3 Rollforward Commentary for the Nine Months Ended September 2025. The net realized and unrealized gains on level 3 investments of $603 million (reflecting $246 million of net realized gains and $357 million of net unrealized gains) for the nine months ended September 2025 included gains of $376 million reported in other principal transactions and $227 million reported in interest income.
The net unrealized gains on level 3 investments for the nine months ended September 2025 reflected gains on certain equity securities and corporate debt securities (in each case, principally due to the impact of changes in foreign exchange rates and corporate performance).
Transfers into level 3 investments during the nine months ended September 2025 reflected transfers of certain equity securities from level 2 (principally due to reduced price transparency as a result of a lack of market evidence, including fewer market transactions in these instruments) and transfers of certain corporate debt securities from level 2 (principally due to certain unobservable yield inputs becoming significant to the valuation of these instruments).
Transfers out of level 3 investments during the nine months ended September 2025 primarily reflected transfers of certain corporate debt securities to level 2 (principally due to certain unobservable yield inputs no longer being significant to the valuation of these instruments) and transfers of certain equity securities to level 2 (principally due to increased price transparency as a result of market evidence, including market transactions in these instruments).
Level 3 Rollforward Commentary for the Three Months Ended September 2024. The net realized and unrealized gains on level 3 investments of $272 million (reflecting $83 million of net realized gains and $189 million of net unrealized gains) for the three months ended September 2024 included gains of $175 million reported in other principal transactions and $97 million reported in interest income.

27	Goldman Sachs September 2025 Form 10-Q

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

$ in millions	Level 1	Level 2	Level 3	Total
As of September 2025
Loan Type
Corporate	$–	$39	$391	$430
Real estate:
Commercial	–	358	65	423
Residential	–	3,408	37	3,445
Other collateralized	–	994	155	1,149
Other	–	28	23	51
Total	$–	$4,827	$671	$5,498
As of December 2024
Loan Type
Corporate	$–	$64	$403	$467
Real estate:
Commercial	–	349	75	424
Residential	–	3,684	42	3,726
Other collateralized	–	648	135	783
Other	–	32	28	60
Total	$–	$4,777	$683	$5,460
The gains/(losses) as a result of changes in the fair value of loans held for investment for which the fair value option was elected were $(12) million for the three months ended September 2025, $75 million for the three months ended September 2024, $75 million for the nine months ended September 2025 and $53 million for the nine months ended September 2024. These gains/(losses) were included in other principal transactions.
Significant Unobservable Inputs. The table below presents the amount of level 3 loans, and ranges and weighted averages of significant unobservable inputs used to value such loans.

	As of September 2025		As of December 2024
$ in millions	Amount or Range	Weighted Average	Amount or Range	Weighted Average
Corporate
Level 3 assets	$391		$403
Yield	6.4% to 17.8%	15.2%	11.6% to 22.4%	17.5%
Recovery rate	32.3% to 95.2%	58.2%	37.2% to 95.6%	72.9%
Duration (years)	2.9 to 4.6	3.5	0.6 to 9.3	6.0
Real estate
Level 3 assets	$102		$117
Yield	N/A	N/A	6.1% to 10.9%	6.7%
Recovery rate	69.0% to 99.2%	74.8%	3.3% to 99.2%	73.7%
Duration (years)	N/A	N/A	0.2 to 3.6	0.6
Other collateralized
Level 3 assets	$155		$135
Yield	5.8% to 6.5%	5.8%	6.2% to 6.8%	6.3%
Level 3 other loans were not material as of both September 2025 and December 2024, and therefore, are not included in the table above.

Goldman Sachs September 2025 Form 10-Q	28

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
•Increases in yield or duration used in the valuation of level 3 loans would have resulted in a lower fair value measurement, while increases in recovery rate would have resulted in a higher fair value measurement as of both September 2025 and December 2024. Due to the distinctive nature of each level 3 loan, the interrelationship of inputs is not necessarily uniform within each product type.
•Loans are valued using discounted cash flows.
•The significant unobservable inputs for yield and duration related to real estate loans as of September 2025 did not have a range (and there was no weighted average), as each pertained to a single position. Therefore, such unobservable inputs are not included in the table above.
Level 3 Rollforward. The table below presents a summary of the changes in fair value for level 3 loans.

	Three Months Ended September		Nine Months Ended September
$ in millions	2025	2024	2025	2024
Beginning balance	$681	$636	$683	$823
Net realized gains/(losses)	9	15	34	28
Net unrealized gains/(losses)	(7)	3	(2)	(20)
Purchases	18	17	90	99
Sales	(5)	(15)	(9)	(58)
Settlements	(69)	(51)	(201)	(259)
Transfers into level 3	69	49	102	43
Transfers out of level 3	(25)	(42)	(26)	(44)
Ending balance	$671	$612	$671	$612
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
The table below presents information, by loan type, for loans included in the summary table above.

	Three Months Ended September		Nine Months Ended September
$ in millions	2025	2024	2025	2024
Corporate
Beginning balance	$412	$284	$403	$344
Net realized gains/(losses)	1	7	5	9
Net unrealized gains/(losses)	(3)	3	4	(11)
Purchases	14	15	29	97
Sales	–	(4)	–	(4)
Settlements	(14)	(26)	(70)	(150)
Transfers into level 3	6	48	46	42
Transfers out of level 3	(25)	–	(26)	–
Ending balance	$391	$327	$391	$327

Real estate
Beginning balance	$112	$142	$117	$261
Net realized gains/(losses)	3	4	8	8
Net unrealized gains/(losses)	1	(2)	3	(5)
Purchases	–	2	3	1
Sales	(2)	(11)	(6)	(52)
Settlements	(12)	(11)	(23)	(89)
Transfers into level 3	–	1	–	1
Ending balance	$102	$125	$102	$125

Other collateralized
Beginning balance	$132	$146	$135	$136
Net realized gains/(losses)	3	1	14	4
Net unrealized gains/(losses)	(3)	–	(6)	(2)
Purchases	4	–	58	–
Sales	(3)	–	(2)	(1)
Settlements	(41)	(9)	(100)	(10)
Transfers into level 3	63	–	56	–
Transfers out of level 3	–	(11)	–	–
Ending balance	$155	$127	$155	$127

Other
Beginning balance	$25	$64	$28	$82
Net realized gains/(losses)	2	3	7	7
Net unrealized gains/(losses)	(2)	2	(3)	(2)
Purchases	–	–	–	1
Sales	–	–	(1)	(1)
Settlements	(2)	(5)	(8)	(10)
Transfers out of level 3	–	(31)	–	(44)
Ending balance	$23	$33	$23	$33
Level 3 Rollforward Commentary for the Three Months Ended September 2025. The net realized and unrealized gains on level 3 loans of $2 million (reflecting $9 million of net realized gains and $7 million of net unrealized losses) for the three months ended September 2025 included gains/(losses) of $(2) million reported in other principal transactions and $4 million reported in interest income.
The drivers of the net unrealized losses on level 3 loans for the three months ended September 2025 were not material.
The drivers of both transfers into and transfers out of level 3 loans during the three months ended September 2025 were not material.

29	Goldman Sachs September 2025 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Level 3 Rollforward Commentary for the Nine Months Ended September 2025. The net realized and unrealized gains on level 3 loans of $32 million (reflecting $34 million of net realized gains and $2 million of net unrealized losses) for the nine months ended September 2025 included gains of $10 million reported in other principal transactions and $22 million reported in interest income.
The drivers of the net unrealized losses on level 3 loans for the nine months ended September 2025 were not material.
The drivers of both transfers into and transfers out of level 3 loans during the nine months ended September 2025 were not material.
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

$ in millions	Level 1	Level 2	Level 3	Total
As of September 2025
Assets
Resale agreements	$–	$129,786	$–	$129,786
Securities borrowed	–	48,253	–	48,253
Customer and other receivables	–	122	–	122
Other assets	–	–	190	190
Total	$–	$178,161	$190	$178,351

Liabilities
Deposits	$–	$(79,947)	$(3,199)	$(83,146)
Repurchase agreements	–	(217,797)	–	(217,797)
Securities loaned	–	(12,837)	–	(12,837)
Other secured financings	–	(23,907)	(688)	(24,595)
Unsecured borrowings:
Short-term	–	(52,548)	(6,976)	(59,524)
Long-term	–	(96,597)	(15,328)	(111,925)
Other liabilities	–	(8)	(82)	(90)
Total	$–	$(483,641)	$(26,273)	$(509,914)

As of December 2024
Assets
Resale agreements	$–	$179,793	$–	$179,793
Securities borrowed	–	46,902	–	46,902
Customer and other receivables	–	23	–	23
Other assets	–	–	194	194
Total	$–	$226,718	$194	$226,912

Liabilities
Deposits	$–	$(41,810)	$(3,045)	$(44,855)
Repurchase agreements	–	(274,380)	–	(274,380)
Securities loaned	–	(10,246)	–	(10,246)
Other secured financings	–	(27,434)	(551)	(27,985)
Unsecured borrowings:
Short-term	–	(45,073)	(5,294)	(50,367)
Long-term	–	(75,810)	(13,379)	(89,189)
Other liabilities	–	(8)	(76)	(84)
Total	$–	$(474,761)	$(22,345)	$(497,106)
In the table above, assets are shown as positive amounts and liabilities are shown as negative amounts.
See Note 4 for an overview of the firm’s fair value measurement policies, valuation techniques and significant inputs used to determine the fair value of other financial assets and liabilities.

Goldman Sachs September 2025 Form 10-Q	30

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Significant Unobservable Inputs. See below for information about the significant unobservable inputs used to value level 3 other financial assets and liabilities at fair value as of both September 2025 and December 2024.
Other Secured Financings. The ranges and weighted averages of significant unobservable inputs used to value level 3 other secured financings are presented below. These ranges and weighted averages exclude unobservable inputs that are only relevant to a single instrument, and therefore are not meaningful.
As of September 2025:
•Yield: 5.5% to 20.5% (weighted average: 11.3%)
•Duration: 0.8 to 2.9 years (weighted average: 1.1 years)
•Volatility: 5.5% to 7.3% (weighted average: 7.3%)
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

	Three Months Ended September		Nine Months Ended September
$ in millions	2025	2024	2025	2024
Assets
Beginning balance	$198	$174	$194	$187
Net unrealized gains/(losses)	(8)	9	(4)	7
Sales	–	–	–	(11)
Ending balance	$190	$183	$190	$183

Liabilities
Beginning balance	$(25,706)	$(22,118)	$(22,345)	$(24,275)
Net realized gains/(losses)	(114)	(96)	(201)	(161)
Net unrealized gains/(losses)	(875)	(1,351)	(1,804)	(830)
Issuances	(6,053)	(3,788)	(12,480)	(8,450)
Settlements	4,384	3,008	6,401	9,325
Transfers into level 3	(770)	(887)	(734)	(770)
Transfers out of level 3	2,861	2,773	4,890	2,702
Ending balance	$(26,273)	$(22,459)	$(26,273)	$(22,459)
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

31	Goldman Sachs September 2025 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
The table below presents information, by the consolidated balance sheet line items, for other financial liabilities included in the summary table above.

	Three Months Ended September		Nine Months Ended September
$ in millions	2025	2024	2025	2024
Deposits
Beginning balance	$(3,010)	$(2,904)	$(3,045)	$(2,737)
Net realized gains/(losses)	(1)	–	(4)	–
Net unrealized gains/(losses)	(202)	(83)	(260)	(157)
Issuances	(128)	(319)	(560)	(737)
Settlements	206	225	650	655
Transfers into level 3	(80)	–	(67)	(141)
Transfers out of level 3	16	121	87	157
Ending balance	$(3,199)	$(2,960)	$(3,199)	$(2,960)

Other secured financings
Beginning balance	$(468)	$(1,545)	$(551)	$(2,022)
Net realized gains/(losses)	4	(7)	4	(7)
Net unrealized gains/(losses)	(6)	(25)	(30)	13
Issuances	(129)	(33)	(103)	(60)
Settlements	53	906	109	1,478
Transfers into level 3	(142)	–	(142)	(106)
Transfers out of level 3	–	–	25	–
Ending balance	$(688)	$(704)	$(688)	$(704)

Unsecured short-term borrowings
Beginning balance	$(7,113)	$(4,554)	$(5,294)	$(5,589)
Net realized gains/(losses)	(43)	(33)	(54)	(5)
Net unrealized gains/(losses)	(160)	(162)	(399)	(231)
Issuances	(3,741)	(2,205)	(5,355)	(4,401)
Settlements	2,838	1,017	3,349	3,763
Transfers into level 3	(343)	(431)	(283)	(94)
Transfers out of level 3	1,586	833	1,060	1,022
Ending balance	$(6,976)	$(5,535)	$(6,976)	$(5,535)

Unsecured long-term borrowings
Beginning balance	$(15,026)	$(13,051)	$(13,379)	$(13,848)
Net realized gains/(losses)	(74)	(56)	(147)	(149)
Net unrealized gains/(losses)	(514)	(1,065)	(1,109)	(454)
Issuances	(2,055)	(1,231)	(6,462)	(3,252)
Settlements	1,287	860	2,293	3,429
Transfers into level 3	(205)	(456)	(242)	(429)
Transfers out of level 3	1,259	1,819	3,718	1,523
Ending balance	$(15,328)	$(13,180)	$(15,328)	$(13,180)

Other liabilities
Beginning balance	$(89)	$(64)	$(76)	$(79)
Net unrealized gains/(losses)	7	(16)	(6)	(1)
Ending balance	$(82)	$(80)	$(82)	$(80)
Level 3 Rollforward Commentary for the Three Months Ended September 2025. The net realized and unrealized losses on level 3 other financial liabilities of $989 million (reflecting $114 million of net realized losses and $875 million of net unrealized losses) for the three months ended September 2025 included losses of $757 million reported in market making and $38 million reported in other principal transactions in the consolidated statements of earnings, and $194 million reported in debt valuation adjustment in the consolidated statements of comprehensive income.
The net unrealized losses on level 3 other financial liabilities for the three months ended September 2025 primarily reflected losses on certain hybrid financial instruments included in unsecured long- and short-term borrowings and deposits (in each case, principally due to the impact of an increase in equity prices).
Transfers into level 3 other financial liabilities during the three months ended September 2025 primarily reflected transfers of certain hybrid financial instruments included in unsecured short- and long-term borrowings from level 2 (principally due to reduced transparency of certain volatility inputs used to value these instruments) and transfers of certain other secured financings from level 2 (principally due to reduced transparency of certain yield and duration inputs used to value these instruments).
Transfers out of level 3 other financial liabilities during the three months ended September 2025 primarily reflected transfers of certain hybrid financial instruments included in unsecured short- and long-term borrowings to level 2 (principally due to increased transparency of certain volatility inputs used to value these instruments).
Level 3 Rollforward Commentary for the Nine Months Ended September 2025. The net realized and unrealized losses on level 3 other financial liabilities of $2.01 billion (reflecting $201 million of net realized losses and $1.80 billion of net unrealized losses) for the nine months ended September 2025 included losses of $1.74 billion reported in market making and $89 million reported in other principal transactions in the consolidated statements of earnings, and $178 million reported in debt valuation adjustment in the consolidated statements of comprehensive income.
The net unrealized losses on level 3 other financial liabilities for the nine months ended September 2025 primarily reflected losses on certain hybrid financial instruments included in unsecured long- and short-term borrowings (principally due to the impact of an increase in equity prices and a decrease in interest rates).
Transfers into level 3 other financial liabilities during the nine months ended September 2025 primarily reflected transfers of certain hybrid financial instruments included in unsecured short- and long-term borrowings from level 2 (principally due to reduced transparency of certain volatility inputs used to value these instruments) and transfers of certain other secured financings from level 2 (principally due to reduced transparency of certain yield and duration inputs used to value these instruments).
Transfers out of level 3 other financial liabilities during the nine months ended September 2025 primarily reflected transfers of certain hybrid financial instruments included in unsecured long-term borrowings to level 2 (principally due to increased transparency of certain credit spread and volatility inputs used to value these instruments) and transfers of certain hybrid financial instruments included in unsecured short-term borrowings to level 2 (principally due to increased transparency of certain volatility inputs used to value these instruments).

Goldman Sachs September 2025 Form 10-Q	32

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
The net unrealized losses on level 3 other financial liabilities for the three months ended September 2024 primarily reflected losses on certain hybrid financial instruments included in unsecured long-term borrowings (principally due to the impact of changes in foreign exchange rates, a decrease in interest rates and an increase in equity prices) and losses on certain hybrid financial instruments included in unsecured short-term borrowings (principally due to an increase in equity prices).
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
The table below presents a summary of trading assets and liabilities.

	Trading	Trading
$ in millions	Assets	Liabilities
As of September 2025
Trading cash instruments	$600,320	$182,285
Derivatives	52,265	79,545
Total	$652,585	$261,830
As of December 2024
Trading cash instruments	$523,216	$127,575
Derivatives	47,339	74,980
Total	$570,555	$202,555
See Note 5 for further information about trading cash instruments and Note 7 for further information about derivatives.

33	Goldman Sachs September 2025 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Gains and Losses from Market Making
The table below presents market making revenues by major product type.

	Three Months Ended September		Nine Months Ended September
$ in millions	2025	2024	2025	2024
Interest rates	$407	$4,527	$8,438	$4,869
Credit	19	116	272	1,877
Currencies	697	(2,258)	(4,013)	1,615
Equities	1,947	1,639	7,967	5,053
Commodities	798	103	1,660	1,143
Total	$3,868	$4,127	$14,324	$14,557
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
Derivatives are reported on a net-by-counterparty basis (i.e., the net payable or receivable for derivative assets and liabilities for a given counterparty) when a legal right of setoff exists under an enforceable netting agreement (counterparty netting). Derivatives are accounted for at fair value, net of cash collateral received or posted under enforceable credit support agreements (cash collateral netting). Derivative assets are included in trading assets and derivative liabilities are included in trading liabilities. Realized and unrealized gains and losses on derivatives not designated as hedges are included in market making (for derivatives included in Fixed Income, Currency and Commodities (FICC) and Equities within Global Banking & Markets), and other principal transactions (for derivatives included in Investment banking fees and Other within Global Banking & Markets, as well as derivatives in Asset & Wealth Management) in the consolidated statements of earnings. For each of the three and nine months ended September 2025 and September 2024, substantially all of the firm’s derivatives were included in Global Banking & Markets.

Goldman Sachs September 2025 Form 10-Q	34

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

	Fair Value as of
	September		December
	2025		2024
$ in millions	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Not accounted for as hedges
Exchange-traded	$3,755	$1,923	$2,706	$1,068
OTC-cleared	1,171	1,369	1,746	2,428
Bilateral OTC	153,081	116,605	152,083	121,515
Total interest rates	158,007	119,897	156,535	125,011
OTC-cleared	3,367	3,411	1,787	1,893
Bilateral OTC	10,670	10,989	9,650	8,137
Total credit	14,037	14,400	11,437	10,030
Exchange-traded	114	28	142	6
OTC-cleared	534	592	1,325	993
Bilateral OTC	76,073	76,021	112,838	113,608
Total currencies	76,721	76,641	114,305	114,607
Exchange-traded	6,127	6,253	5,563	5,917
OTC-cleared	504	693	558	650
Bilateral OTC	6,553	8,455	7,205	7,958
Total commodities	13,184	15,401	13,326	14,525
Exchange-traded	71,634	104,939	55,049	83,475
OTC-cleared	32	50	189	131
Bilateral OTC	39,059	64,163	24,941	44,900
Total equities	110,725	169,152	80,179	128,506
Subtotal	372,674	395,491	375,782	392,679
Accounted for as hedges
OTC-cleared	–	1	–	–
Bilateral OTC	180	7	201	8
Total interest rates	180	8	201	8
OTC-cleared	3	73	114	3
Bilateral OTC	3	216	255	5
Total currencies	6	289	369	8
Subtotal	186	297	570	16
Total gross fair value	$372,860	$395,788	$376,352	$392,695

Offset in the consolidated balance sheets
Exchange-traded	$(73,913)	$(73,913)	$(57,776)	$(57,776)
OTC-cleared	(5,492)	(5,492)	(4,867)	(4,867)
Bilateral OTC	(194,023)	(194,023)	(218,269)	(218,269)
Counterparty netting	(273,428)	(273,428)	(280,912)	(280,912)
OTC-cleared	(56)	(495)	(412)	(105)
Bilateral OTC	(47,111)	(42,320)	(47,689)	(36,698)
Cash collateral netting	(47,167)	(42,815)	(48,101)	(36,803)
Total amounts offset	$(320,595)	$(316,243)	$(329,013)	$(317,715)

Included in the consolidated balance sheets
Exchange-traded	$7,717	$39,230	$5,684	$32,690
OTC-cleared	63	202	440	1,126
Bilateral OTC	44,485	40,113	41,215	41,164
Total	$52,265	$79,545	$47,339	$74,980

Not offset in the consolidated balance sheets
Cash collateral	$(714)	$(1,442)	$(600)	$(1,271)
Securities collateral	(19,363)	(10,321)	(14,938)	(8,731)
Total	$32,188	$67,782	$31,801	$64,978

	Notional Amounts as of
	September	December
$ in millions	2025	2024
Not accounted for as hedges
Exchange-traded	$2,102,243	$2,332,117
OTC-cleared	18,934,073	12,571,690
Bilateral OTC	10,714,678	10,569,501
Total interest rates	31,750,994	25,473,308
Exchange-traded	108	322
OTC-cleared	1,137,889	660,181
Bilateral OTC	818,187	619,068
Total credit	1,956,184	1,279,571
Exchange-traded	10,968	9,264
OTC-cleared	567,994	429,858
Bilateral OTC	7,767,359	6,031,944
Total currencies	8,346,321	6,471,066
Exchange-traded	373,175	324,159
OTC-cleared	2,765	3,087
Bilateral OTC	194,150	183,174
Total commodities	570,090	510,420
Exchange-traded	2,408,560	1,868,855
OTC-cleared	1,223	1,475
Bilateral OTC	1,609,890	1,256,905
Total equities	4,019,673	3,127,235
Subtotal	46,643,262	36,861,600
Accounted for as hedges
OTC-cleared	287,753	246,765
Bilateral OTC	2,594	3,588
Total interest rates	290,347	250,353
OTC-cleared	5,627	5,041
Bilateral OTC	16,974	10,328
Total currencies	22,601	15,369
Subtotal	312,948	265,722
Total notional amounts	$46,956,210	$37,127,322
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
•Total gross fair value of derivatives included derivative assets of $8.55 billion as of both September 2025 and December 2024, and derivative liabilities of $11.91 billion as of September 2025 and $10.84 billion as of December 2024, which are not subject to an enforceable netting agreement or are subject to a netting agreement that the firm has not yet determined to be enforceable. Collateral in connection with such derivatives has not been netted.

35	Goldman Sachs September 2025 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
•Notional amounts, which represent the sum of gross long and short derivative contracts, provide an indication of the volume of the firm’s derivative activity and do not represent anticipated losses.
OTC Derivatives
The table below presents OTC derivative assets and liabilities by tenor and major product type.

$ in millions	Less than 1 Year	1 - 5 Years	Greater than 5 Years	Total
As of September 2025
Assets
Interest rates	$3,119	$9,751	$52,354	$65,224
Credit	730	2,972	2,501	6,203
Currencies	8,959	9,397	5,143	23,499
Commodities	1,743	1,619	458	3,820
Equities	8,271	3,766	1,884	13,921
Counterparty netting in tenors	(2,410)	(2,574)	(3,238)	(8,222)
Subtotal	$20,412	$24,931	$59,102	$104,445
Cross-tenor counterparty netting				(12,730)
Cash collateral netting				(47,167)
Total OTC derivative assets				$44,548

Liabilities
Interest rates	$3,789	$8,784	$16,193	$28,766
Credit	2,052	2,666	1,847	6,565
Currencies	10,527	6,096	7,170	23,793
Commodities	3,180	1,981	751	5,912
Equities	16,314	18,745	3,987	39,046
Counterparty netting in tenors	(2,410)	(2,574)	(3,238)	(8,222)
Subtotal	$33,452	$35,698	$26,710	$95,860
Cross-tenor counterparty netting				(12,730)
Cash collateral netting				(42,815)
Total OTC derivative liabilities				$40,315

As of December 2024
Assets
Interest rates	$5,880	$9,552	$46,625	$62,057
Credit	1,664	2,576	1,605	5,845
Currencies	17,249	8,280	5,387	30,916
Commodities	1,908	1,882	1,026	4,816
Equities	5,483	2,395	1,959	9,837
Counterparty netting in tenors	(2,681)	(2,683)	(4,271)	(9,635)
Subtotal	$29,503	$22,002	$52,331	$103,836
Cross-tenor counterparty netting				(14,080)
Cash collateral netting				(48,101)
Total OTC derivative assets				$41,655

Liabilities
Interest rates	$5,074	$10,858	$16,049	$31,981
Credit	999	2,474	963	4,436
Currencies	12,931	9,645	8,417	30,993
Commodities	2,012	2,448	1,201	5,661
Equities	11,435	15,113	3,189	29,737
Counterparty netting in tenors	(2,681)	(2,683)	(4,271)	(9,635)
Subtotal	$29,770	$37,855	$25,548	$93,173
Cross-tenor counterparty netting				(14,080)
Cash collateral netting				(36,803)
Total OTC derivative liabilities				$42,290
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

Goldman Sachs September 2025 Form 10-Q	36

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

The table below presents information about credit derivatives.

	Credit Spread on Underlier (basis points)
$ in millions	0 - 250	251 - 500	501 - 1,000	Greater than 1,000	Total
As of September 2025
Maximum Payout/Notional Amount of Written Credit Derivatives by Tenor
Less than 1 year	$208,030	$13,672	$527	$2,734	$224,963
1 - 5 years	539,744	22,374	7,174	6,185	575,477
Greater than 5 years	127,298	7,122	1,971	833	137,224
Total	$875,072	$43,168	$9,672	$9,752	$937,664

Maximum Payout/Notional Amount of Purchased Credit Derivatives
Offsetting	$725,891	$23,493	$9,046	$9,004	$767,434
Other	227,590	20,310	1,882	1,304	251,086
Total	$953,481	$43,803	$10,928	$10,308	$1,018,520
Fair Value of Written Credit Derivatives
Asset	$8,694	$1,291	$276	$56	$10,317
Liability	893	601	359	948	2,801
Net asset/(liability)	$7,801	$690	$(83)	$(892)	$7,516
As of December 2024
Maximum Payout/Notional Amount of Written Credit Derivatives by Tenor
Less than 1 year	$137,145	$23,875	$717	$3,041	$164,778
1 - 5 years	378,743	15,349	4,242	6,194	404,528
Greater than 5 years	29,196	2,457	471	64	32,188
Total	$545,084	$41,681	$5,430	$9,299	$601,494

Maximum Payout/Notional Amount of Purchased Credit Derivatives
Offsetting	$463,919	$20,691	$4,781	$8,264	$497,655
Other	165,662	11,721	1,879	1,160	180,422
Total	$629,581	$32,412	$6,660	$9,424	$678,077
Fair Value of Written Credit Derivatives
Asset	$6,429	$664	$31	$59	$7,183
Liability	985	314	307	1,138	2,744
Net asset/(liability)	$5,444	$350	$(276)	$(1,079)	$4,439
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
•Other purchased credit derivatives represent the notional amount of all other purchased credit derivatives not included in offsetting.
•Written and purchased credit derivatives primarily consist of credit default swaps.

37	Goldman Sachs September 2025 Form 10-Q

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
The table below presents information about CVA and FVA.

	Three Months Ended September		Nine Months Ended September
$ in millions	2025	2024	2025	2024
CVA, net of hedges	$(49)	$40	$121	$67
FVA, net of hedges	80	5	109	124
Total	$31	$45	$230	$191
Bifurcated Embedded Derivatives
The table below presents the fair value and the notional amount of derivatives that have been bifurcated from their related borrowings.

	As of
	September	December
$ in millions	2025	2024
Fair value of assets	$423	$467
Fair value of liabilities	(280)	(175)
Net asset/(liability)	$143	$292
Notional amount	$8,261	$8,106
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

	As of
	September	December
$ in millions	2025	2024
Net derivative liabilities under bilateral agreements	$30,999	$31,575
Collateral posted	$22,521	$20,262
Additional collateral or termination payments:
One-notch downgrade	$186	$315
Two-notch downgrade	$1,427	$1,200
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

Goldman Sachs September 2025 Form 10-Q	38

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
The table below presents the gains/(losses) from interest rate derivatives accounted for as hedges and the related hedged items.

	Three Months Ended September		Nine Months Ended September
$ in millions	2025	2024	2025	2024
Investments
Interest rate hedges	$1	$(744)	$(605)	$(540)
Hedged investments	7	744	638	542
Gains/(losses)	$8	$–	$33	$2

Borrowings and deposits
Interest rate hedges	$390	$4,867	$3,488	$2,941
Hedged borrowings and deposits	(480)	(4,948)	(3,725)	(3,208)
Gains/(losses)	$(90)	$(81)	$(237)	$(267)
The table below presents the carrying value of investments, deposits and unsecured borrowings that are designated in an interest rate hedging relationship and the related cumulative hedging adjustment (increase/(decrease)) from current and prior hedging relationships included in such carrying values.

$ in millions	Carrying Value	Cumulative Hedging Adjustment
As of September 2025
Assets
Investments	$53,197	$423

Liabilities
Deposits	$1,106	$(23)
Unsecured short-term borrowings	$8,889	$(59)
Unsecured long-term borrowings	$138,216	$(7,206)

As of December 2024
Assets
Investments	$34,755	$(279)

Liabilities
Deposits	$1,840	$(52)
Unsecured short-term borrowings	$14,720	$(113)
Unsecured long-term borrowings	$130,161	$(10,757)
In the table above:
•Cumulative hedging adjustment included $(5.24) billion as of September 2025 and $(5.81) billion as of December 2024 of hedging adjustments from prior hedging relationships that were de-designated and substantially all were related to unsecured long-term borrowings.
•The amortized cost of investments was $53.45 billion as of September 2025 and $35.29 billion as of December 2024.
In addition, cumulative hedging adjustments for items no longer designated in a hedging relationship were not material as of both September 2025 and December 2024.
The firm designates certain foreign currency forward contracts as fair value hedges of the foreign exchange risk of non-U.S. government securities classified as available-for-sale. See Note 8 for information about the amortized cost and fair value of such securities. The effectiveness of such hedges is assessed based on changes in spot rates. The gains/(losses) on the hedges (relating to both spot and forward points) and the foreign exchange gains/(losses) on the related available-for-sale securities are included in market making. The net gains/(losses) on hedges and the related hedged available-for-sale securities were $24 million (reflecting a gain of $125 million related to hedges and a loss of $101 million on the related hedged available-for-sale securities) for the three months ended September 2025 and were $19 million (reflecting a loss of $384 million related to hedges and a gain of $403 million on the related hedged available-for-sale securities) for the nine months ended September 2025. The net gains/(losses) on hedges and the related hedged available-for-sale securities were $14 million (reflecting a loss of $193 million related to hedges and a gain of $207 million on the related hedged available-for-sale securities) for the three months ended September 2024 and were $28 million (reflecting a loss of $165 million related to hedges and a gain of $193 million on the related hedged available-for-sale securities) for the nine months ended September 2024.
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
The table below presents the gains/(losses) from net investment hedging.

	Three Months Ended September		Nine Months Ended September
$ in millions	2025	2024	2025	2024
Hedges:
Foreign currency forward contracts	$90	$(314)	$(1,112)	$193
Foreign currency-denominated debt	$133	$(1,010)	$(2,630)	$(41)

39	Goldman Sachs September 2025 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Gains or losses on individual net investments in non-U.S. operations are reclassified from accumulated other comprehensive income/(loss) to earnings when such net investments are sold or substantially liquidated. The gross and net gains/(losses) reclassified to earnings from accumulated other comprehensive income/(loss) were not material for each of the three and nine months ended September 2025 and September 2024.
The firm had designated $23.32 billion as of September 2025 and $22.10 billion as of December 2024 of foreign currency-denominated debt, included in unsecured long- and short-term borrowings, as hedges of net investments in non-U.S. subsidiaries.
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
The gains/(losses) included within other comprehensive income/(loss) and the gains/(losses) reclassified to earnings from accumulated other comprehensive income/(loss) related to cash flow hedges were not material for both the three and nine months ended September 2025 and are not expected to be material for the next 12 months. The maximum length of time over which the forecasted cash flows are hedged is approximately one year.
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

The table below presents information about investments.

	As of
	September	December
$ in millions	2025	2024
Available-for-sale securities, at fair value	$103,962	$79,458
Held-to-maturity securities	73,632	78,713

Equity securities, at fair value	14,114	13,832
Debt instruments, at fair value	11,100	11,452
Equity-method investments	949	1,059
Total other investments	26,163	26,343
Total investments	$203,757	$184,514
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
The table below presents information about available-for-sale securities by type and tenor.

$ in millions	Amortized Cost	Fair Value
As of September 2025
Less than 1 year	$10,259	$10,243
1 year to 5 years	79,470	79,676
5 years to 10 years	7,421	7,386
Total U.S. government obligations	97,150	97,305

1 year to 5 years	6,104	5,837
5 years to 10 years	851	820
Total non-U.S. government obligations	6,955	6,657
Total available-for-sale securities	$104,105	$103,962
As of December 2024
Less than 1 year	$21,176	$21,011
1 year to 5 years	48,564	47,931
5 years to 10 years	6,620	6,468
Total U.S. government obligations	76,360	75,410

1 year to 5 years	4,224	3,893
5 years to 10 years	193	155
Total non-U.S. government obligations	4,417	4,048
Total available-for-sale securities	$80,777	$79,458
In the table above:
•The weighted average yield for available-for-sale securities was 3.80% as of September 2025 and 3.29% as of December 2024. The weighted average yield is presented on a pre-tax basis and computed using the effective interest rate of each security at the end of the period, weighted based on the fair value of each security. The effective interest rate considers the contractual coupon, the amortization of premiums and accretion of discounts, and excludes the effect of related hedges.

Goldman Sachs September 2025 Form 10-Q	40

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
•Substantially all available-for-sale securities were classified in level 1 of the fair value hierarchy.
•If the fair value of available-for-sale securities is less than amortized cost, such securities are considered impaired. If the firm has the intent to sell the debt security, or if it is more likely than not that the firm will be required to sell the debt security before recovery of its amortized cost, the difference between the amortized cost (net of allowance, if any) and the fair value of the securities is recognized as an impairment loss in earnings. The firm did not record any such impairment losses during each of the three and nine months ended September 2025 and September 2024. Impaired available-for-sale debt securities that the firm has the intent and ability to hold are reviewed to determine if an allowance for credit losses should be recorded. The firm considers various factors in such determination, including market conditions, changes in issuer credit ratings and severity of the unrealized losses. The firm did not record any provision for credit losses on such securities during each of the three and nine months ended September 2025 and September 2024.
The table below presents information about available-for-sale securities in an unrealized loss position by aging category.

$ in millions	Less than 12 months	12 months or longer	Total
As of September 2025
Fair value:
U.S. government obligations	$19,515	$15,677	$35,192
Non-U.S. government obligations	2,138	3,346	5,484
Total	$21,653	$19,023	$40,676

Gross unrealized losses:
U.S. government obligations	$(34)	$(308)	$(342)
Non-U.S. government obligations	(10)	(290)	(300)
Total	$(44)	$(598)	$(642)

As of December 2024
Fair value:
U.S. government obligations	$31,032	$18,732	$49,764
Non-U.S. government obligations	1,674	2,363	4,037
Total	$32,706	$21,095	$53,801

Gross unrealized losses:
U.S. government obligations	$(383)	$(630)	$(1,013)
Non-U.S. government obligations	(16)	(353)	(369)
Total	$(399)	$(983)	$(1,382)
The gross unrealized gains included in accumulated other comprehensive income/(loss) for available-for-sale securities were $499 million as of September 2025 and were not material as of December 2024. Net unrealized gains included in other comprehensive income/(loss) for available-for-sale securities were $248 million ($185 million, net of tax) for the three months ended September 2025, $674 million ($504 million, net of tax) for the three months ended September 2024, $1.18 billion ($878 million, net of tax) for the nine months ended September 2025 and $1.03 billion ($766 million, net of tax) for the nine months ended September 2024.
The gross realized gains relating to the sales of available-for-sale securities were not material for each of the three and nine months ended September 2025 and September 2024. The gross realized losses relating to the sales of available-for-sale securities were not material for both the three months ended September 2025 and September 2024, $111 million for the nine months ended September 2025 and were not material for the nine months ended September 2024. The specific identification method is used to determine realized gains on available-for-sale securities.
Held-to-Maturity Securities
Held-to-maturity securities are accounted for at amortized cost.
The table below presents information about held-to-maturity securities by type and tenor.

$ in millions	Amortized Cost	Fair Value
As of September 2025
Less than 1 year	$10,664	$10,623
1 year to 5 years	37,023	37,254
Total government obligations	47,687	47,877

Greater than 10 years	25,766	25,992
Total U.S. agency obligations	25,766	25,992

Greater than 10 years	179	180
Total securities backed by real estate	179	180
Total held-to-maturity securities	$73,632	$74,049
As of December 2024
Less than 1 year	$15,449	$15,409
1 year to 5 years	42,420	41,939
Total government obligations	57,869	57,348

Greater than 10 years	20,637	20,482
Total U.S. agency obligations	20,637	20,482

1 year to 5 years	2	2
Greater than 10 years	205	206
Total securities backed by real estate	207	208
Total held-to-maturity securities	$78,713	$78,038
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

41	Goldman Sachs September 2025 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
•The weighted average yield for held-to-maturity securities was 4.23% as of September 2025 and 4.09% as of December 2024. The weighted average yield is presented on a pre-tax basis and computed using the effective interest rate of each security at the end of the period, weighted based on the amortized cost of each security. The effective interest rate considers the contractual coupon and the amortization of premiums and accretion of discounts.
•The gross unrealized gains were $603 million as of September 2025 and $121 million as of December 2024. The gross unrealized losses were $186 million as of September 2025 and $796 million as of December 2024.
•Held-to-maturity securities are reviewed to determine if an allowance for credit losses should be recorded in the consolidated statements of earnings. The firm considers various factors in such determination, including market conditions, changes in issuer credit ratings, historical credit losses and sovereign guarantees. Provision for credit losses on such securities was not material during each of the three and nine months ended September 2025 and September 2024.
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
The table below presents information about equity securities, at fair value.

	As of
	September	December
$ in millions	2025	2024
Equity securities, at fair value	$14,114	$13,832

Equity Type
Public equity	3%	6%
Private equity	97%	94%
Total	100%	100%

Asset Class
Corporate	77%	75%
Real estate	23%	25%
Total	100%	100%

In the table above:
•Equity securities, at fair value included investments accounted for at fair value under the fair value option where the firm would otherwise apply the equity method of accounting of $4.61 billion as of September 2025 and $5.04 billion as of December 2024. Gains/(losses) recognized as a result of changes in the fair value of equity securities for which the fair value option was elected were not material for both the three months ended September 2025 and September 2024, $(97) million for the nine months ended September 2025 and $(107) million for the nine months ended September 2024. These gains/(losses) are included in other principal transactions.
•Equity securities, at fair value includes investments in private equity, real estate and hedge funds that are measured at NAV.
•Equity securities, at fair value subject to contractual sale restrictions were not material as of both September 2025 and December 2024.
Debt Instruments, at Fair Value. Debt instruments, at fair value primarily includes mezzanine, senior and distressed debt.
The table below presents information about debt instruments, at fair value.

	As of
	September	December
$ in millions	2025	2024
Corporate debt securities	$7,208	$7,276
Securities backed by real estate	416	569
Money market instruments	1,984	1,780
Other	1,492	1,827
Total	$11,100	$11,452
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

Goldman Sachs September 2025 Form 10-Q	42

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
The table below presents the fair value of investments in funds at NAV and the related unfunded commitments.

$ in millions	Fair Value of Investments	Unfunded Commitments
As of September 2025
Private equity funds	$463	$432
Credit funds	1,066	348
Hedge funds	30	–
Real estate funds	387	159
Total	$1,946	$939

As of December 2024
Private equity funds	$881	$432
Credit funds	1,281	364
Hedge funds	31	–
Real estate funds	354	159
Total	$2,547	$955
Note 9.
Loans
Loans includes (i) loans held for investment that are accounted for at amortized cost net of allowance for loan losses or at fair value under the fair value option and (ii) loans held for sale that are accounted for at the lower of cost or fair value. Interest on loans is recognized over the life of the loan and is recorded on an accrual basis.

The table below presents information about loans.

$ in millions	Amortized Cost	Fair Value	Held For Sale	Total
As of September 2025
Loan Type
Corporate	$30,139	$430	$1,235	$31,804
Commercial real estate	32,805	423	724	33,952
Residential real estate	26,702	3,445	–	30,147
Securities-based	18,469	–	–	18,469
Other collateralized	88,141	1,149	474	89,764
Credit cards	20,017	–	–	20,017
Other	2,614	51	69	2,734
Total loans, gross	218,887	5,498	2,502	226,887
Allowance for loan losses	(4,508)	–	–	(4,508)
Total loans	$214,379	$5,498	$2,502	$222,379

As of December 2024
Loan Type
Corporate	$28,689	$467	$816	$29,972
Commercial real estate	28,899	424	466	29,789
Residential real estate	22,243	3,726	–	25,969
Securities-based	16,477	–	–	16,477
Other collateralized	74,008	783	316	75,107
Credit cards	19,615	–	1,788	21,403
Other	1,950	60	139	2,149
Total loans, gross	191,881	5,460	3,525	200,866
Allowance for loan losses	(4,666)	–	–	(4,666)
Total loans	$187,215	$5,460	$3,525	$196,200
Beginning in the first quarter of 2025, as a result of a decrease in the balance of installment loans (due to the sales of GreenSky and the seller financing loan portfolio in 2024), the remaining installment loans originated by the firm are included in other loans. Previously, such loans were disclosed separately in the table above. The carrying value of installment loans was $30 million as of September 2025 and $70 million as of December 2024. Prior period amounts have been conformed to the current presentation.
In the table above:
•Loans held for investment that are accounted for at amortized cost include net deferred fees and costs, and unamortized premiums and discounts, which are amortized over the life of the loan. These amounts were less than 1% of loans accounted for at amortized cost as of both September 2025 and December 2024.
•Substantially all loans had floating interest rates as of both September 2025 and December 2024.
•During 2024, the firm sold the seller financing loan portfolio. The net carrying value of such loans at the time of the sale was not material.
•During 2024, the firm completed the sale of the GreenSky loan portfolio of $3.69 billion.

43	Goldman Sachs September 2025 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
•Credit cards accounted for as held for sale consisted of the GM co-branded credit card portfolio as of December 2024. During the third quarter of 2025, the firm sold the GM credit card program to another issuer. The net carrying value of this loan portfolio at the time of the sale was $1.54 billion.
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

•Other Collateralized. Other collateralized loans includes loans that are backed by specific collateral (other than securities-based loans where there is a daily margin requirement and real estate loans). Such loans include loans to investment funds (managed by third parties) that are collateralized by capital commitments of the funds’ investors or assets held by the fund. Other collateralized loans also includes loans extended to clients who warehouse assets (that are directly or indirectly secured by corporate loans, consumer loans and other assets), as well as other secured loans extended to the firm’s wealth management and corporate clients.
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

Goldman Sachs September 2025 Form 10-Q	44

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
The table below presents gross loans by an internally determined public rating agency equivalent or other credit metrics and the concentration of secured and unsecured loans.

$ in millions	Investment-Grade	Non-Investment- Grade	Other Metrics/Unrated	Total
As of September 2025
Accounting Method
Amortized cost	$133,188	$50,735	$34,964	$218,887
Fair value	722	1,448	3,328	5,498
Held for sale	930	1,529	43	2,502
Total	$134,840	$53,712	$38,335	$226,887
Loan Type
Corporate	$9,155	$22,649	$–	$31,804
Real estate:
Commercial	21,974	11,978	–	33,952
Residential	14,071	3,028	13,048	30,147
Securities-based	13,884	418	4,167	18,469
Other collateralized	73,321	15,421	1,022	89,764
Credit cards	–	–	20,017	20,017
Other	2,435	218	81	2,734
Total	$134,840	$53,712	$38,335	$226,887

Secured	94%	91%	47%	85%
Unsecured	6%	9%	53%	15%
Total	100%	100%	100%	100%
As of December 2024
Accounting Method
Amortized cost	$113,986	$45,595	$32,300	$191,881
Fair value	505	856	4,099	5,460
Held for sale	869	745	1,911	3,525
Total	$115,360	$47,196	$38,310	$200,866
Loan Type
Corporate	$8,601	$21,370	$1	$29,972
Real estate:
Commercial	18,175	11,514	100	29,789
Residential	10,227	3,375	12,367	25,969
Securities-based	12,662	320	3,495	16,477
Other collateralized	63,896	10,442	769	75,107
Credit cards	–	–	21,403	21,403
Other	1,799	175	175	2,149
Total	$115,360	$47,196	$38,310	$200,866

Secured	93%	90%	43%	83%
Unsecured	7%	10%	57%	17%
Total	100%	100%	100%	100%

In the table above:
•Substantially all residential real estate loans included in the other metrics/unrated category consists of loans extended to wealth management clients. As of both September 2025 and December 2024, substantially all of such loans had a loan-to-value ratio of less than 80% and were performing in accordance with the contractual terms. Additionally, as of both September 2025 and December 2024, the vast majority of such loans had a FICO credit score of greater than 740.
•The vast majority of securities-based loans included in the other metrics/unrated category had a loan-to-value ratio of less than 80% and were performing in accordance with the contractual terms as of both September 2025 and December 2024.
•For credit card loans included in the other metrics/unrated category, the evaluation of credit quality incorporates the borrower’s FICO credit score. FICO credit scores are periodically refreshed by the firm to assess the updated creditworthiness of the borrower. See “Vintage” below for information about credit card loans by FICO credit scores.
The firm also assigns a regulatory risk rating to its loans based on the definitions provided by the U.S. federal bank regulatory agencies. Total loans included 95% of loans as of September 2025 and 93% of loans as of December 2024 that were rated pass/non-criticized.

45	Goldman Sachs September 2025 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Vintage. The tables below present gross loans accounted for at amortized cost (excluding credit card loans) by an internally determined public rating agency equivalent or other credit metrics and origination year for term loans.

	As of September 2025
$ in millions	Investment- Grade	Non-Investment- Grade	Other Metrics/ Unrated	Total
2025	$985	$3,127	$–	$4,112
2024	1,236	1,724	–	2,960
2023	560	916	–	1,476
2022	1,031	1,186	–	2,217
2021	131	1,830	–	1,961
2020 or earlier	520	1,963	–	2,483
Revolving	4,354	10,490	–	14,844
Revolving converted to term	–	86	–	86
Corporate	8,817	21,322	–	30,139
2025	2,335	1,993	–	4,328
2024	3,223	1,472	–	4,695
2023	1,003	900	–	1,903
2022	799	1,374	–	2,173
2021	405	1,741	–	2,146
2020 or earlier	864	1,324	–	2,188
Revolving	12,509	2,526	–	15,035
Revolving converted to term	201	136	–	337
Commercial real estate	21,339	11,466	–	32,805
2025	900	303	1,766	2,969
2024	883	42	1,526	2,451
2023	102	99	1,270	1,471
2022	86	42	2,411	2,539
2021	19	107	2,476	2,602
2020 or earlier	–	19	315	334
Revolving	11,920	2,416	–	14,336
Residential real estate	13,910	3,028	9,764	26,702
2025	5	–	–	5
2024	1,964	39	–	2,003
2023	38	–	–	38
2022	5	–	–	5
Revolving	11,872	379	4,167	16,418
Securities-based	13,884	418	4,167	18,469
2025	4,966	3,165	124	8,255
2024	4,231	2,596	86	6,913
2023	3,065	819	101	3,985
2022	885	122	29	1,036
2021	441	692	53	1,186
2020 or earlier	636	64	46	746
Revolving	58,035	6,825	577	65,437
Revolving converted to term	581	2	–	583
Other collateralized	72,840	14,285	1,016	88,141
2025	564	43	–	607
2024	256	31	–	287
2023	81	13	–	94
2022	30	1	–	31
2021	17	–	–	17
2020 or earlier	–	3	–	3
Revolving	1,450	125	–	1,575
Other	2,398	216	–	2,614
Total	$133,188	$50,735	$14,947	$198,870
Percentage of total	67%	26%	7%	100%

	As of December 2024
$ in millions	Investment- Grade	Non-Investment- Grade	Other Metrics/ Unrated	Total
2024	$1,447	$2,545	$–	$3,992
2023	1,522	1,446	–	2,968
2022	727	2,084	1	2,812
2021	215	2,244	–	2,459
2020	102	1,287	–	1,389
2019 or earlier	376	1,910	–	2,286
Revolving	4,001	8,696	–	12,697
Revolving converted to term	–	86	–	86
Corporate	8,390	20,298	1	28,689
2024	2,988	1,669	27	4,684
2023	1,079	1,252	–	2,331
2022	1,018	1,664	–	2,682
2021	624	1,901	–	2,525
2020	273	766	–	1,039
2019 or earlier	972	738	18	1,728
Revolving	10,355	2,944	5	13,304
Revolving converted to term	201	405	–	606
Commercial real estate	17,510	11,339	50	28,899
2024	713	584	1,746	3,043
2023	224	9	1,414	1,647
2022	87	46	2,537	2,670
2021	21	122	2,598	2,741
2020	–	6	41	47
2019 or earlier	–	19	306	325
Revolving	9,182	2,588	–	11,770
Residential real estate	10,227	3,374	8,642	22,243
2024	1,528	78	16	1,622
2023	35	–	–	35
2022	5	–	–	5
2019 or earlier	–	22	–	22
Revolving	11,094	220	3,479	14,793
Securities-based	12,662	320	3,495	16,477
2024	5,033	2,009	151	7,193
2023	3,816	1,279	150	5,245
2022	910	144	42	1,096
2021	546	739	72	1,357
2020	854	566	26	1,446
2019 or earlier	196	45	25	266
Revolving	51,373	5,211	15	56,599
Revolving converted to term	710	96	–	806
Other collateralized	63,438	10,089	481	74,008
2024	257	73	–	330
2023	113	10	–	123
2022	36	6	–	42
2021	16	–	16	32
2020	–	2	–	2
Revolving	1,337	84	–	1,421
Other	1,759	175	16	1,950
Total	$113,986	$45,595	$12,685	$172,266
Percentage of total	66%	27%	7%	100%

Goldman Sachs September 2025 Form 10-Q	46

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
The table below presents gross credit card loans (which consist of revolving lines of credit) accounted for at amortized cost by refreshed FICO credit scores.

	As of
$ in millions	September 2025		December 2024
Refreshed FICO credit score
Greater than or equal to 660	$13,251	66%	$13,090	67%
Less than 660	6,766	34%	6,525	33%
Total	$20,017	100%	$19,615	100%
Credit Concentrations. The table below presents the concentration of gross loans by region.

$ in millions	Carrying Value	Americas	EMEA	Asia	Total
As of September 2025
Corporate	$31,804	65%	26%	9%	100%
Commercial real estate	33,952	76%	19%	5%	100%
Residential real estate	30,147	93%	5%	2%	100%
Securities-based	18,469	75%	25%	–	100%
Other collateralized	89,764	81%	17%	2%	100%
Credit cards	20,017	100%	–	–	100%
Other	2,734	97%	3%	–	100%
Total	$226,887	81%	16%	3%	100%
As of December 2024
Corporate	$29,972	66%	26%	8%	100%
Commercial real estate	29,789	78%	18%	4%	100%
Residential real estate	25,969	94%	5%	1%	100%
Securities-based	16,477	76%	24%	–	100%
Other collateralized	75,107	86%	12%	2%	100%
Credit cards	21,403	100%	–	–	100%
Other	2,149	96%	4%	–	100%
Total	$200,866	83%	14%	3%	100%
In the table above:
•EMEA represents Europe, Middle East and Africa.
•The top five industry concentrations for corporate loans as of September 2025 were 26% for technology, media & telecommunications, 18% for diversified industrials, 14% for real estate, 10% for consumer & retail and 9% for financial institutions.
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
The table below presents information about past due loans.

$ in millions	30-89 days	90 days or more	Total
As of September 2025
Corporate	$60	$83	$143
Commercial real estate	24	294	318
Residential real estate	23	20	43
Securities-based	7	–	7
Other collateralized	58	10	68
Credit cards	427	421	848
Other	–	13	13
Total	$599	$841	$1,440
Total divided by gross loans at amortized cost			0.7%

As of December 2024
Corporate	$–	$15	$15
Commercial real estate	186	286	472
Residential real estate	3	18	21
Securities-based	6	–	6
Other collateralized	–	5	5
Credit cards	417	456	873
Total	$612	$780	$1,392
Total divided by gross loans at amortized cost			0.7%

47	Goldman Sachs September 2025 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
The table below presents information about nonaccrual loans.

	As of
	September	December
$ in millions	2025	2024
Corporate	$1,863	$1,977
Commercial real estate	1,095	800
Residential real estate	90	104
Securities-based	–	2
Other collateralized	126	757
Other	25	12
Total	$3,199	$3,652
Total divided by gross loans at amortized cost	1.5%	1.9%
In the table above:
•Nonaccrual loans included $126 million as of September 2025 and $322 million as of December 2024 of loans that were 30 days or more past due.
•Loans that were 90 days or more past due and still accruing were not material as of both September 2025 and December 2024.
•Allowance for loan losses as a percentage of total nonaccrual loans was 140.9% as of September 2025 and 127.8% as of December 2024.
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

The table below presents the carrying value of loans, as of both September 2025 and September 2024, that were modified during each of the three and nine months ended September 2025 and September 2024.

	Three Months		Nine Months
	Ended September		Ended September
$ in millions	2025	2024	2025	2024
Modified loans	$366	$500	$788	$1,115
In the table above:
•Loan modifications during each of the three and nine months ended September 2025 and September 2024 were primarily in the form of term and payment extensions. The impact of these modifications was not material for each of the three and nine months ended September 2025 and September 2024.
•Substantially all of the modified loans were related to corporate loans, commercial real estate loans and credit cards. Such modified loans represented less than 2% of corporate loans (at amortized cost), and approximately 1% of both commercial real estate loans (at amortized cost) and credit card loans (at amortized cost).
•Lending commitments related to modified loans were $168 million as of September 2025 and were $132 million as of September 2024.
•During both the nine months ended September 2025 and September 2024, loans that defaulted after being modified were not material. Substantially all of the modified loans were performing in accordance with the modified contractual terms as of both September 2025 and September 2024.

Goldman Sachs September 2025 Form 10-Q	48

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
The table below presents gross loans and lending commitments accounted for at amortized cost by portfolio.

	As of
	September 2025		December 2024
$ in millions	Loans	Lending Commitments	Loans	Lending Commitments
Wholesale
Corporate	$30,139	$178,529	$28,689	$156,562
Commercial real estate	32,805	7,151	28,899	4,969
Residential real estate	26,702	2,451	22,243	1,742
Securities-based	18,469	766	16,477	1,542
Other collateralized	88,141	42,435	74,008	33,136
Other	2,614	1,127	1,950	872
Consumer
Credit cards	20,017	70,187	19,615	63,781
Total	$218,887	$302,646	$191,881	$262,604
In the table above, wholesale loans included $3.20 billion as of September 2025 and $3.65 billion as of December 2024 of nonaccrual loans for which the allowance for credit losses was measured on an asset-specific basis. The allowance for credit losses on these loans was $831 million as of September 2025 and $735 million as of December 2024. These loans included $636 million as of September 2025 and $585 million as of December 2024 of loans which did not require a reserve as the loan was deemed to be recoverable.
See Note 18 for further information about lending commitments.

49	Goldman Sachs September 2025 Form 10-Q

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
The allowance for loan losses for wholesale loans that do not share similar risk characteristics, such as nonaccrual loans, is calculated using the present value of expected future cash flows discounted at the loan’s effective interest rate, the observable market price of the loan, or, in the case of collateral dependent loans, the fair value of the collateral less estimated costs to sell, if applicable. Wholesale loans are charged off against the allowance for loan losses when such loans are determined to be uncollectible. Such determination is based on several factors, which may include the expected outcome of loan restructuring efforts and the valuation of the underlying collateral.
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
Credit card loans are charged off when they are 180 days past due.

Allowance for Credit Losses Rollforward
The table below presents information about the allowance for credit losses.

$ in millions	Wholesale	Consumer	Total
Three Months Ended September 2025
Allowance for loan losses
Beginning balance	$2,070	$2,467	$4,537
Charge-offs	(50)	(320)	(370)
Recoveries	21	45	66
Net (charge-offs)/recoveries	(29)	(275)	(304)
Provision	7	286	293
Other	(18)	–	(18)
Ending balance	$2,030	$2,478	$4,508

Allowance ratio	1.0%	12.4%	2.1%
Net charge-off ratio	0.1%	5.6%	0.6%
Allowance for losses on lending commitments
Beginning balance	$749	$–	$749
Provision	49	–	49
Other	2	–	2
Ending balance	$800	$–	$800

Three Months Ended September 2024
Allowance for loan losses
Beginning balance	$2,420	$2,388	$4,808
Charge-offs	(61)	(337)	(398)
Recoveries	72	27	99
Net (charge-offs)/recoveries	11	(310)	(299)
Provision	(97)	452	355
Other	(32)	(80)	(112)
Ending balance	$2,302	$2,450	$4,752

Allowance ratio	1.4%	13.5%	2.5%
Net charge-off ratio	–	6.9%	0.7%
Allowance for losses on lending commitments
Beginning balance	$652	$–	$652
Provision	44	–	44
Other	1	–	1
Ending balance	$697	$–	$697

Nine Months Ended September 2025
Allowance for loan losses
Beginning balance	$2,099	$2,567	$4,666
Charge-offs	(116)	(1,006)	(1,122)
Recoveries	31	121	152
Net (charge-offs)/recoveries	(85)	(885)	(970)
Provision	108	796	904
Other	(92)	–	(92)
Ending balance	$2,030	$2,478	$4,508

Allowance ratio	1.0%	12.4%	2.1%
Net charge-off ratio	0.1%	6.1%	0.6%
Allowance for losses on lending commitments
Beginning balance	$674	$–	$674
Provision	121	–	121
Other	5	–	5
Ending balance	$800	$–	$800

Nine Months Ended September 2024
Allowance for loan losses
Beginning balance	$2,576	$2,474	$5,050
Charge-offs	(117)	(1,110)	(1,227)
Recoveries	114	75	189
Net (charge-offs)/recoveries	(3)	(1,035)	(1,038)
Provision	(212)	1,091	879
Other	(59)	(80)	(139)
Ending balance	$2,302	$2,450	$4,752

Allowance ratio	1.4%	13.5%	2.5%
Net charge-off ratio	–	7.9%	0.8%
Allowance for losses on lending commitments
Beginning balance	$620	$–	$620
Provision	76	–	76
Other	1	–	1
Ending balance	$697	$–	$697

Goldman Sachs September 2025 Form 10-Q	50

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
In the table above:
•Other (within allowance for loan losses) primarily represented the reduction to the allowance related to loans transferred to held for sale.
•The allowance ratio is calculated by dividing the allowance for loan losses by gross loans accounted for at amortized cost.
•The net charge-off ratio is calculated by dividing annualized net (charge-offs)/recoveries by average gross loans accounted for at amortized cost.
Forecast Model Inputs as of September 2025
When modeling expected credit losses, the firm employs a weighted, multi-scenario forecast, which includes baseline, favorable and adverse economic scenarios. As of September 2025, this multi-scenario forecast was weighted towards the baseline and adverse economic scenarios.
The table below presents the forecasted U.S. unemployment and U.S. GDP growth rates used in the baseline economic scenario of the forecast model.

As of September 2025
U.S. unemployment rate
Forecast for the quarter ended:
December 2025	4.7%
June 2026	4.6%
December 2026	4.4%

U.S. GDP rate
Forecast for the year:
2025	1.7%
2026	1.4%
2027	1.8%
In the table above:
•U.S. unemployment rate represents the rate forecasted as of the respective quarter-end.
•U.S. GDP rate represents the year-over-year growth rate forecasted for the respective years.
The adverse economic scenario of the forecast model reflects a global recession, resulting in an economic contraction and rising unemployment rates. In this scenario, the U.S. unemployment rate peaks at 7.4% (during the fourth quarter of 2026) and the maximum decline in quarterly U.S. GDP relative to the third quarter of 2025 is 3.0% (which occurs during the third quarter of 2026).
In the multi-scenario forecast, the weighted average peak U.S. unemployment rate is 5.4% (during the fourth quarter of 2026) and the largest difference in quarterly U.S. GDP between the baseline scenario and the weighted average is 1.5% (which occurs during the first quarter of 2027).
While the U.S. unemployment and U.S. GDP growth rates are significant inputs to the forecast model, the model contemplates a variety of other inputs across a range of scenarios to provide a forecast of future economic conditions. Given the complex nature of the forecasting process, no single economic variable can be viewed in isolation and independently of other inputs.
Allowance for Credit Losses Commentary
Three Months Ended September 2025. The allowance for credit losses as of September 2025 was essentially unchanged compared with June 2025.
Nine Months Ended September 2025. The allowance for credit losses as of September 2025 was essentially unchanged compared with December 2024.
Charge-offs for the nine months ended September 2025 for wholesale loans were primarily related to corporate loans (principally related to term loans originated in 2021).
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

51	Goldman Sachs September 2025 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Estimated Fair Value
The table below presents the estimated fair value of loans that are not accounted for at fair value and in what level of the fair value hierarchy they would have been classified if they had been included in the firm’s fair value hierarchy.

	Carrying Value	Estimated Fair Value
$ in millions		Level 2	Level 3	Total
As of September 2025
Amortized cost	$214,379	$110,254	$106,095	$216,349
Held for sale	$2,502	$1,772	$758	$2,530
As of December 2024
Amortized cost	$187,215	$99,790	$89,540	$189,330
Held for sale	$3,525	$2,928	$600	$3,528
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

	Three Months Ended September		Nine Months Ended September
$ in millions	2025	2024	2025	2024
Unsecured short-term borrowings	$(2,027)	$(1,287)	$(3,839)	$(2,477)
Unsecured long-term borrowings	(2,476)	(3,707)	(6,412)	(4,781)
Other	(284)	(316)	(765)	(525)
Total	$(4,787)	$(5,310)	$(11,016)	$(7,783)
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

Goldman Sachs September 2025 Form 10-Q	52

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
Long-Term Debt Instruments
The difference between the aggregate contractual principal amount and the related fair value of long-term other secured financings for which the fair value option was elected was not material as of both September 2025 and December 2024.
The aggregate contractual principal amount of unsecured long-term borrowings for which the fair value option was elected, exceeded the related fair value by $2.67 billion as of September 2025 and $4.23 billion as of December 2024.
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

	Three Months Ended September		Nine Months Ended September
$ in millions	2025	2024	2025	2024
Pre-tax DVA	$(962)	$(128)	$(864)	$(514)
After-tax DVA	$(711)	$(95)	$(641)	$(383)
In the table above:
•After-tax DVA is included in debt valuation adjustment in the consolidated statements of comprehensive income.
•The gains/(losses) reclassified to market making in the consolidated statements of earnings from accumulated other comprehensive income/(loss) upon extinguishment of such financial liabilities were not material for each of the three and nine months ended September 2025 and September 2024.
Loans and Lending Commitments
The table below presents the difference between the aggregate fair value and the aggregate contractual principal amount for loans (included in trading assets and loans in the consolidated balance sheets) for which the fair value option was elected.

	As of
	September	December
$ in millions	2025	2024
Performing loans
Aggregate contractual principal in excess of fair value	$707	$965

Loans on nonaccrual status and/or more than 90 days past due
Aggregate contractual principal in excess of fair value	$2,141	$2,402
Aggregate fair value	$2,997	$1,454
In the table above, the aggregate contractual principal amount of loans on nonaccrual status and/or more than 90 days past due (which excludes loans carried at zero fair value and considered uncollectible) exceeds the related fair value primarily because the firm regularly purchases loans, such as distressed loans, at values significantly below the contractual principal amounts.
The total contractual amount of unfunded lending commitments for which the fair value option was elected was $1.62 billion as of September 2025 and $568 million as of December 2024, and the related fair value of these lending commitments was not material as of both September 2025 and December 2024. See Note 18 for further information about lending commitments.
Impact of Credit Spreads on Loans and Lending Commitments
The estimated net loss attributable to changes in instrument-specific credit spreads on loans and lending commitments for which the fair value option was elected was not material for each of the three and nine months ended September 2025 and September 2024. The firm generally calculates the fair value of loans and lending commitments for which the fair value option is elected by discounting future cash flows at a rate which incorporates the instrument-specific credit spreads. For floating-rate loans and lending commitments, substantially all changes in fair value are attributable to changes in instrument-specific credit spreads, whereas for fixed-rate loans and lending commitments, changes in fair value are also attributable to changes in interest rates.

53	Goldman Sachs September 2025 Form 10-Q

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
Substantially all of the securities borrowed and loaned within Equities financing are recorded based on the amount of cash collateral advanced or received plus accrued interest. The firm also reviews such securities borrowed to determine if an allowance for credit losses should be recorded by taking into consideration the fair value of collateral received. As these agreements generally can be terminated on demand, they exhibit little, if any, sensitivity to changes in interest rates. Therefore, the carrying value of such agreements approximates fair value. As these agreements are not accounted for at fair value, they are not included in the firm’s fair value hierarchy in Notes 4 and 5. Had these agreements been included in the firm’s fair value hierarchy, they would have been classified in level 2 as of both September 2025 and December 2024.

Goldman Sachs September 2025 Form 10-Q	54

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Offsetting Arrangements
The table below presents resale and repurchase agreements and securities borrowed and loaned transactions included in the consolidated balance sheets, as well as the amounts not offset in the consolidated balance sheets.

	Assets		Liabilities
$ in millions	Resale agreements	Securities borrowed	Repurchase agreements	Securities loaned
As of September 2025
Included in the consolidated balance sheets
Gross carrying value	$379,024	$236,515	$467,035	$76,416
Counterparty netting	(249,238)	(18,807)	(249,238)	(18,807)
Total	129,786	217,708	217,797	57,609

Amounts not offset	(126,443)	(210,450)	(215,016)	(57,400)
Total	$3,343	$7,258	$2,781	$209
As of December 2024
Included in the consolidated balance sheets
Gross carrying value	$313,924	$205,259	$408,242	$66,674
Counterparty netting	(133,862)	(10,614)	(133,862)	(10,614)
Total	180,062	194,645	274,380	56,060

Amounts not offset	(176,390)	(187,474)	(270,150)	(55,910)
Total	$3,672	$7,171	$4,230	$150
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
•Resale agreements included in the consolidated balance sheets of $129.79 billion as of September 2025 and $179.79 billion as of December 2024, and all repurchase agreements included in the consolidated balance sheets are carried at fair value under the fair value option. See Note 5 for further information about resale agreements and repurchase agreements accounted for at fair value.
•Securities borrowed included in the consolidated balance sheets of $48.25 billion as of September 2025 and $46.90 billion as of December 2024, and securities loaned included in the consolidated balance sheets of $12.84 billion as of September 2025 and $10.25 billion as of December 2024 were at fair value under the fair value option. See Note 5 for further information about securities borrowed and securities loaned accounted for at fair value.

Gross Carrying Value of Repurchase Agreements and Securities Loaned
The table below presents the gross carrying value of repurchase agreements and securities loaned by class of collateral pledged.

$ in millions	Repurchase agreements	Securities loaned
As of September 2025
Money market instruments	$365	$–
U.S. government and agency obligations	279,879	471
Non-U.S. government and agency obligations	156,964	1,308
Securities backed by commercial real estate	156	–
Securities backed by residential real estate	1,515	–
Corporate debt securities	12,056	224
State and municipal obligations	844	–
Other debt obligations	72	–
Equity securities	15,184	74,413
Total	$467,035	$76,416
As of December 2024
Money market instruments	$61	$–
U.S. government and agency obligations	276,341	–
Non-U.S. government and agency obligations	95,812	461
Securities backed by commercial real estate	407	–
Securities backed by residential real estate	1,154	–
Corporate debt securities	11,521	376
State and municipal obligations	573	–
Other debt obligations	289	–
Equity securities	22,084	65,837
Total	$408,242	$66,674
The table below presents the gross carrying value of repurchase agreements and securities loaned by maturity.

	As of September 2025
$ in millions	Repurchase agreements	Securities loaned
No stated maturity and overnight	$259,127	$46,016
2 - 30 days	87,805	1,813
31 - 90 days	47,993	2,191
91 days - 1 year	46,227	14,541
Greater than 1 year	25,883	11,855
Total	$467,035	$76,416
In the table above:
•Repurchase agreements and securities loaned that are repayable prior to maturity at the option of the firm are reflected at their contractual maturity dates.
•Repurchase agreements and securities loaned that are redeemable prior to maturity at the option of the holder are reflected at the earliest dates such options become exercisable.

55	Goldman Sachs September 2025 Form 10-Q

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
Other secured financings included nonrecourse arrangements. Nonrecourse other secured financings were $3.65 billion as of September 2025 and $3.74 billion as of December 2024.
The firm has elected to apply the fair value option to substantially all other secured financings because the use of fair value eliminates non-economic volatility in earnings that would arise from using different measurement attributes. See Note 5 for further information about other secured financings that are accounted for at fair value.
Other secured financings that are not recorded at fair value are recorded based on the amount of cash received plus accrued interest, which generally approximates fair value. As these financings are not accounted for at fair value, they are not included in the firm’s fair value hierarchy in Notes 4 and 5. Had these financings been included in the firm’s fair value hierarchy, substantially all would have been classified in level 3 as of both September 2025 and December 2024.
The table below presents information about other secured financings.

$ in millions	U.S. Dollar	Non-U.S. Dollar	Total
As of September 2025
Other secured financings:
Short-term	$10,724	$5,340	$16,064
Long-term	1,896	6,824	8,720
Total other secured financings	$12,620	$12,164	$24,784

Other secured financings collateralized by:
Financial instruments	$12,355	$9,959	$22,314
Other assets	$265	$2,205	$2,470
As of December 2024
Other secured financings:
Short-term	$16,333	$4,582	$20,915
Long-term	1,377	5,858	7,235
Total other secured financings	$17,710	$10,440	$28,150

Other secured financings collateralized by:
Financial instruments	$17,094	$8,644	$25,738
Other assets	$616	$1,796	$2,412

In the table above:
•Short-term other secured financings includes financings maturing within one year of the financial statement date and financings that are redeemable within one year of the financial statement date at the option of the holder.
•Other secured financings included $24.60 billion as of September 2025 and $27.99 billion as of December 2024 of financings accounted for at fair value under the fair value option.
•U.S. dollar-denominated long-term other secured financings had a weighted average interest rate of 7.15% as of September 2025 and 7.16% as of December 2024. These rates include the effect of hedging activities and excludes other secured financings held at fair value under the fair value option.
•Non-U.S. dollar-denominated long-term other secured financings had a weighted average interest rate of 7.44% as of September 2025. This rate includes the effect of hedging activities and excludes other secured financings held at fair value under the fair value option.
•All U.S. dollar and non-U.S. dollar-denominated short-term other secured financings were held at fair value under the fair value option.
•Total other secured financings included $2.72 billion as of September 2025 and $2.50 billion as of December 2024 related to transfers of financial assets accounted for as financings rather than sales. Such financings were collateralized by financial assets, primarily included in trading assets, of $2.80 billion as of September 2025 and $2.50 billion as of December 2024.
•Other secured financings collateralized by financial instruments included $19.81 billion as of September 2025 and $24.39 billion as of December 2024 of other secured financings collateralized by trading assets, investments and loans, and included $2.50 billion as of September 2025 and $1.35 billion as of December 2024 of other secured financings collateralized by financial instruments received as collateral and repledged.

Goldman Sachs September 2025 Form 10-Q	56

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
The table below presents other secured financings by maturity.

As of
$ in millions	September 2025
Other secured financings (short-term)	$16,064
Other secured financings (long-term):
2026	1,992
2027	3,776
2028	1,463
2029	246
2030	237
2031 - thereafter	1,006
Total other secured financings (long-term)	8,720
Total other secured financings	$24,784
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

	As of
	September	December
$ in millions	2025	2024
Collateral available to be delivered or repledged	$1,274,525	$1,038,740
Collateral that was delivered or repledged	$1,117,124	$912,863

The table below presents information about assets pledged.

	As of
	September	December
$ in millions	2025	2024
Pledged to counterparties that had the right to deliver or repledge
Trading assets	$159,299	$148,417

Pledged to counterparties that did not have the right to deliver or repledge
Trading assets	$176,414	$173,254
Investments	$18,939	$8,712
Loans	$12,274	$12,065
Other assets	$844	$1,590
The firm also segregates securities for regulatory and other purposes related to client activity. Such securities are segregated from trading assets and investments, as well as from securities received as collateral under resale agreements and securities borrowed transactions. Securities segregated by the firm were $39.96 billion as of September 2025 and $64.21 billion as of December 2024.
Note 12.
Other Assets
The table below presents other assets by type.

	As of
	September	December
$ in millions	2025	2024
Property, leasehold improvements and equipment	$7,744	$8,024
Goodwill	5,950	5,853
Identifiable intangible assets	864	847
Operating lease right-of-use assets	2,054	1,967
Income tax-related assets	11,284	9,131
Miscellaneous receivables and other	7,696	8,365
Total	$35,592	$34,187
Property, Leasehold Improvements and Equipment
Property, leasehold improvements and equipment is net of accumulated depreciation and amortization of $15.01 billion as of September 2025 and $13.64 billion as of December 2024. Property, leasehold improvements and equipment included $6.55 billion as of September 2025 and $6.57 billion as of December 2024 that the firm uses in connection with its operations. Substantially all of the remainder is held by investment entities, including VIEs, consolidated by the firm. Substantially all property and equipment is depreciated on a straight-line basis over the useful life of the asset. Leasehold improvements are amortized on a straight-line basis over the shorter of the useful life of the improvement or the term of the lease. Capitalized costs of software developed or obtained for internal use are amortized on a straight-line basis over three years.

57	Goldman Sachs September 2025 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
The firm tests property, leasehold improvements and equipment for impairment when events or changes in circumstances suggest that an asset’s or asset group’s carrying value may not be fully recoverable. To the extent the carrying value of an asset or asset group exceeds the projected undiscounted cash flows expected to result from the use and eventual disposal of the asset or asset group, the firm determines the asset or asset group is impaired and records an impairment equal to the difference between the estimated fair value and the carrying value of the asset or asset group. In addition, the firm will recognize an impairment prior to the sale of an asset or asset group if the carrying value of the asset or asset group exceeds its estimated fair value. Any impairments recognized are included in depreciation and amortization. The firm had no material impairments during both the three months ended September 2025 and September 2024, $164 million during the nine months ended September 2025 and $200 million during the nine months ended September 2024, substantially all related to commercial real estate included in CIEs within Asset & Wealth Management.
Goodwill
Goodwill is the cost of acquired companies in excess of the fair value of net assets, including identifiable intangible assets, at the acquisition date.
The table below presents the carrying value of goodwill by reporting unit.

	As of
	September	December
$ in millions	2025	2024
Global Banking & Markets:
Investment banking	$267	$267
FICC	269	269
Equities	2,647	2,647
Asset & Wealth Management:
Asset management	1,458	1,361
Wealth management	1,309	1,309
Total	$5,950	$5,853
The increase in the carrying value of goodwill within Asset & Wealth Management from December 2024 to September 2025 reflected the impact of foreign currency translation adjustments.
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
There were no events or changes in circumstances during either the three or nine months ended September 2025 that would indicate that it was more likely than not that the estimated fair value of each of the reporting units with goodwill did not exceed its respective carrying value as of September 2025. During the third quarter of 2024, in connection with the planned sale of the firm’s seller financing loan portfolio, the firm performed a quantitative goodwill test and determined that the goodwill associated with Transaction banking and other was impaired, and accordingly, recorded a $14 million impairment.

Goldman Sachs September 2025 Form 10-Q	58

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Identifiable Intangible Assets
The table below presents information about identifiable intangible assets.

	As of
	September	December
$ in millions	2025	2024
Gross carrying value	$2,323	$2,269
Accumulated amortization	(1,459)	(1,422)
Net carrying value	$864	$847
In the table above, substantially all of the firm’s identifiable intangible assets consist of customer lists, have finite useful lives and are amortized over their estimated useful lives generally using the straight-line method.
The tables below present information about the amortization of identifiable intangible assets.

	Three Months Ended September		Nine Months Ended September
$ in millions	2025	2024	2025	2024
Amortization	$20	$95	$63	$154
In the table above, amortization for both the three and nine months ended September 2024 included a $72 million write-down in connection with the classification of the GM credit card program (included within Platform Solutions) as held for sale in the third quarter of 2024. The write-down is included in depreciation and amortization.

As of
$ in millions	September 2025
Estimated future amortization
Remainder of 2025	$20
2026	$79
2027	$79
2028	$78
2029	$78
2030	$78
The firm tests identifiable intangible assets for impairment when events or changes in circumstances suggest that an asset’s or asset group’s carrying value may not be fully recoverable. To the extent the carrying value of an asset or asset group exceeds the projected undiscounted cash flows expected to result from the use and eventual disposal of the asset or asset group, the firm determines the asset or asset group is impaired and records an impairment equal to the difference between the estimated fair value and the carrying value of the asset or asset group. In addition, the firm will recognize an impairment prior to the sale of an asset or asset group if the carrying value of the asset or asset group exceeds its estimated fair value. Other than as noted above, there were no material impairments or write-downs during each of the three and nine months ended September 2025 and September 2024.

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
An operating lease right-of-use asset is initially determined based on the operating lease liability, adjusted for initial direct costs, lease incentives and amounts paid at or prior to lease commencement. This amount is then amortized over the lease term. Right-of-use assets and operating lease liabilities recognized (in non-cash transactions for leases entered into or assumed) by the firm were $113 million for the three months ended September 2025, $56 million for the three months ended September 2024, $236 million for the nine months ended September 2025 and $109 million for the nine months ended September 2024. See Note 15 for information about operating lease liabilities.
For leases where the firm will derive no economic benefit from leased space that it has vacated or where the firm has shortened the term of a lease when space is no longer needed, the firm will record an impairment or accelerated amortization of right-of-use assets. There were no material impairments or accelerated amortizations during each of the three and nine months ended September 2025 and September 2024.
Miscellaneous Receivables and Other
Miscellaneous receivables and other included:
•Investments in qualified affordable housing and renewable energy projects of $3.34 billion as of September 2025 and $3.46 billion as of December 2024. The firm receives tax credits for such investments. See Note 17 for further information about these investments.
•Assets classified as held for sale were $101 million as of September 2025 and $517 million as of December 2024. See below for further information.
Assets Held for Sale. Assets held for sale included $101 million as of September 2025 and $517 million as of December 2024 of assets that were primarily related to certain of the firm’s consolidated investments within Asset & Wealth Management. Substantially all of these assets consisted of property and equipment and were included in miscellaneous receivables and other within other assets.

59	Goldman Sachs September 2025 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
In addition, during 2024, in connection with the planned transition of the GM credit card program to another issuer, the firm classified the GM credit card program (within Platform Solutions) as held for sale. The firm had previously classified the GM co-branded credit card loans as held for sale in 2023. As of December 2024, the assets related to the GM credit card program consisted of the GM co-branded credit card portfolio (included in loans) of $1.8 billion. During the third quarter of 2025, the firm completed the sale of the GM credit card program. See Note 9 for further information about loans classified as held for sale.
Note 13.
Deposits
The table below presents information about deposits.

	As of
	September	December
$ in millions	2025	2024
U.S. offices	$371,744	$341,711
Non-U.S. offices	118,505	91,302
Total	$490,249	$433,013
In the table above:
•Deposits include savings, demand and time deposits.
•All U.S. deposits were held at Goldman Sachs Bank USA (GS Bank USA). Substantially all non-U.S. deposits were held at Goldman Sachs International Bank (GSIB) and Goldman Sachs Bank Europe SE (GSBE).
•Substantially all deposits are interest-bearing.
The table below presents maturities of time deposits held in U.S. and non-U.S. offices.

	As of September 2025
$ in millions	U.S.	Non-U.S.	Total
Remainder of 2025	$26,103	$22,367	$48,470
2026	81,629	27,169	108,798
2027	6,960	257	7,217
2028	2,722	215	2,937
2029	1,671	211	1,882
2030	1,334	60	1,394
2031 - thereafter	1,626	6	1,632
Total	$122,045	$50,285	$172,330
In the table above:
•The aggregate amount of time deposits in denominations that met or exceeded the applicable insurance limits, or were otherwise not covered by insurance, were $24.44 billion in U.S. deposits and $49.65 billion in non-U.S. deposits.
•Time deposits included $83.15 billion as of September 2025 and $44.86 billion as of December 2024 of deposits accounted for at fair value under the fair value option. See Note 10 for further information about deposits accounted for at fair value.
The firm’s savings and demand deposits are recorded based on the amount of cash received plus accrued interest, which approximates fair value. In addition, the firm designates certain derivatives as fair value hedges to convert a portion of its time deposits not accounted for at fair value from fixed-rate obligations into floating-rate obligations. The carrying value of time deposits not accounted for at fair value approximated fair value as of both September 2025 and December 2024. As these savings and demand deposits and time deposits are not accounted for at fair value, they are not included in the firm’s fair value hierarchy in Notes 4 and 5. Had these deposits been included in the firm’s fair value hierarchy, they would have been classified in level 2 as of both September 2025 and December 2024.
Note 14.
Unsecured Borrowings
The table below presents information about unsecured borrowings.

	As of
	September	December
$ in millions	2025	2024
Unsecured short-term borrowings	$72,385	$69,709
Unsecured long-term borrowings	276,914	242,634
Total	$349,299	$312,343
Unsecured Short-Term Borrowings
Unsecured short-term borrowings includes the portion of unsecured long-term borrowings maturing within one year of the financial statement date and unsecured long-term borrowings that are redeemable within one year of the financial statement date at the option of the holder.
The firm accounts for certain hybrid financial instruments at fair value under the fair value option. See Note 10 for further information about unsecured short-term borrowings that are accounted for at fair value. In addition, the firm designates certain derivatives as fair value hedges to convert a portion of its unsecured short-term borrowings not accounted for at fair value from fixed-rate obligations into floating-rate obligations. The carrying value of unsecured short-term borrowings that are not recorded at fair value generally approximates fair value due to the short-term nature of the obligations. As these unsecured short-term borrowings are not accounted for at fair value, they are not included in the firm’s fair value hierarchy in Notes 4 and 5. Had these borrowings been included in the firm’s fair value hierarchy, substantially all would have been classified in level 2 as of both September 2025 and December 2024.

Goldman Sachs September 2025 Form 10-Q	60

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
The table below presents information about unsecured short-term borrowings.

	As of
	September	December
$ in millions	2025	2024
Current portion of unsecured long-term borrowings	$32,606	$38,521
Hybrid financial instruments	37,221	29,130
Other unsecured short-term borrowings	2,558	2,058
Total unsecured short-term borrowings	$72,385	$69,709
Weighted average interest rate	5.28%	5.87%
In the table above, the weighted average interest rates for these borrowings include the effect of hedging activities and exclude unsecured short-term borrowings accounted for at fair value under the fair value option. See Note 7 for further information about hedging activities.
Unsecured Long-Term Borrowings
The table below presents information about unsecured long-term borrowings.

$ in millions	U.S. Dollar	Non-U.S. Dollar	Total
As of September 2025
Fixed-rate obligations	$135,854	$29,710	$165,564
Floating-rate obligations	71,531	39,819	111,350
Total	$207,385	$69,529	$276,914
As of December 2024
Fixed-rate obligations	$123,111	$28,321	$151,432
Floating-rate obligations	60,730	30,472	91,202
Total	$183,841	$58,793	$242,634
In the table above:
•Unsecured long-term borrowings consists principally of senior borrowings, which have maturities extending through 2061.
•Unsecured long-term borrowings included $111.93 billion as of September 2025 and $89.19 billion as of December 2024 of borrowings accounted for at fair value under the fair value option. The carrying value of unsecured long-term borrowings for which the firm did not elect the fair value option was $164.99 billion as of September 2025 and $153.44 billion as of December 2024. The estimated fair value of such unsecured long-term borrowings was $168.79 billion as of September 2025 and $156.31 billion as of December 2024. As these borrowings are not accounted for at fair value, they are not included in the firm’s fair value hierarchy in Notes 4 and 5. Had these borrowings been included in the firm’s fair value hierarchy, substantially all would have been classified in level 2 as of both September 2025 and December 2024.
•Floating-rate obligations includes equity-linked, credit-linked and indexed instruments. Floating interest rates are generally based on SOFR and Euro Interbank Offered Rate.

•U.S. dollar-denominated debt had interest rates ranging from 1.09% to 6.75% (with a weighted average rate of 4.23%) as of September 2025 and 0.86% to 6.75% (with a weighted average rate of 4.10%) as of December 2024. These rates exclude unsecured long-term borrowings accounted for at fair value under the fair value option.
•Non-U.S. dollar-denominated debt had interest rates ranging from 0.25% to 7.25% (with a weighted average rate of 2.12%) as of September 2025 and 0.25% to 7.25% (with a weighted average rate of 2.04%) as of December 2024. These rates exclude unsecured long-term borrowings accounted for at fair value under the fair value option.
The table below presents unsecured long-term borrowings by maturity.

As of
$ in millions	September 2025
2026	$11,488
2027	47,425
2028	38,936
2029	32,298
2030	32,985
2031 - thereafter	113,782
Total	$276,914
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
•Unsecured long-term borrowings included $(7.21) billion of adjustments to the carrying value of certain unsecured long-term borrowings resulting from the application of hedge accounting by year of maturity as follows: $(52) million in 2026, $(529) million in 2027, $(555) million in 2028, $(590) million in 2029, $(589) million in 2030 and $(4.90) billion in 2031 and thereafter.

61	Goldman Sachs September 2025 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
The firm designates certain derivatives as fair value hedges to convert a portion of fixed-rate unsecured long-term borrowings not accounted for at fair value into floating-rate obligations. See Note 7 for further information about hedging activities.
The table below presents unsecured long-term borrowings, after giving effect to such hedging activities.

	As of
	September	December
$ in millions	2025	2024
Fixed-rate obligations	$31,870	$25,666
Floating-rate obligations	245,044	216,968
Total	$276,914	$242,634
In the table above, the aggregate amounts of unsecured long-term borrowings had weighted average interest rates of 5.35% (3.97% related to fixed-rate obligations and 5.50% related to floating-rate obligations) as of September 2025 and 5.72% (4.39% related to fixed-rate obligations and 5.82% related to floating-rate obligations) as of December 2024. These rates exclude unsecured long-term borrowings accounted for at fair value under the fair value option.
Subordinated Borrowings
Unsecured long-term borrowings includes subordinated debt and junior subordinated debt. Subordinated debt that matures within one year is included in unsecured short-term borrowings. Junior subordinated debt is junior in right of payment to other subordinated borrowings, which are junior to senior borrowings. Subordinated debt had maturities ranging from 2025 to 2045 as of both September 2025 and December 2024.
The table below presents information about subordinated borrowings.

$ in millions	Par Amount	Carrying Value	Rate
As of September 2025
Subordinated debt	$12,217	$11,643	6.56%
Junior subordinated debt	968	1,032	5.79%
Total	$13,185	$12,675	6.51%
As of December 2024
Subordinated debt	$12,131	$11,217	6.89%
Junior subordinated debt	968	1,004	5.88%
Total	$13,099	$12,221	6.82%
In the table above, the rate is the weighted average interest rate for these borrowings (excluding borrowings accounted for at fair value under the fair value option), including the effect of fair value hedges used to convert fixed-rate obligations into floating-rate obligations. See Note 7 for further information about hedging activities.

Junior Subordinated Debt
In 2004, Group Inc. issued $2.84 billion of junior subordinated debt to Goldman Sachs Capital I, a Delaware statutory trust. Goldman Sachs Capital I issued $2.75 billion of guaranteed preferred beneficial interests (Trust Preferred securities) to third parties and $85 million of common beneficial interests to Group Inc. As of both September 2025 and December 2024, the outstanding par amount of junior subordinated debt held by Goldman Sachs Capital I was $968 million and the outstanding par amount of Trust Preferred securities and common beneficial interests issued by Goldman Sachs Capital I was $939 million and $29 million, respectively. Goldman Sachs Capital I is a wholly-owned finance subsidiary of the firm for regulatory and legal purposes but is not consolidated for accounting purposes.
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
Note 15.
Other Liabilities
The table below presents other liabilities by type.

	As of
	September	December
$ in millions	2025	2024
Compensation and benefits	$8,464	$8,770
Income tax-related liabilities	4,271	3,544
Operating lease liabilities	2,184	2,062
Noncontrolling interests	349	401
Employee interests in consolidated funds	12	16
Accrued expenses and other	9,897	9,427
Total	$25,177	$24,220

Goldman Sachs September 2025 Form 10-Q	62

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
The table below presents information about operating lease liabilities.

$ in millions	Operating lease liabilities
As of September 2025
Remainder of 2025	$95
2026	373
2027	336
2028	294
2029	260
2030 - thereafter	1,426
Total undiscounted lease payments	2,784
Imputed interest	(600)
Total operating lease liabilities	$2,184

Weighted average remaining lease term	11 years
Weighted average discount rate	4.37%
As of December 2024
2025	$295
2026	315
2027	278
2028	252
2029	225
2030 - thereafter	1,298
Total undiscounted lease payments	2,663
Imputed interest	(601)
Total operating lease liabilities	$2,062

Weighted average remaining lease term	12 years
Weighted average discount rate	4.25%
In the table above, the weighted average discount rate represents the firm’s incremental borrowing rate as of the date of adoption of ASU No. 2016-02, “Leases (Topic 842),” for operating leases existing on the date of adoption and as of the lease inception date for leases entered into subsequent to the adoption of this ASU.
Operating lease costs were $122 million for the three months ended September 2025, $119 million for the three months ended September 2024, $356 million for the nine months ended September 2025 and $361 million for the nine months ended September 2024. Variable lease costs, which are included in operating lease costs, were not material for each of the three and nine months ended September 2025 and September 2024. Total occupancy expenses for space held in excess of the firm’s current requirements were not material for each of the three and nine months ended September 2025 and September 2024.
Lease payments relating to operating lease arrangements that were signed but had not yet commenced were $1.20 billion as of September 2025.

Accrued Expenses and Other
Accrued expenses and other included:
•Liabilities classified as held for sale were not material as of both September 2025 and December 2024. See Note 12 for further information about assets held for sale.
•Contract liabilities, which represent consideration received by the firm in connection with its contracts with clients prior to providing the service, were $124 million as of September 2025 and were not material as of December 2024.
•Accrued unfunded commitments related to investments in qualified affordable housing and renewable energy projects were $1.96 billion as of September 2025 and $2.15 billion as of December 2024. See Note 17 for further information about these investments.
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

63	Goldman Sachs September 2025 Form 10-Q

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

	Three Months Ended September		Nine Months Ended September
$ in millions	2025	2024	2025	2024
Residential mortgages	$15,270	$10,708	$41,681	$22,588
Commercial mortgages	4,538	1,600	13,335	4,201
Other financial assets	1,181	1,046	2,711	1,268
Total financial assets securitized	$20,989	$13,354	$57,727	$28,057
Retained interests cash flows	$212	$218	$551	$503
The firm securitized assets of $209 million during the three months ended September 2025, $120 million during the three months ended September 2024, $552 million during the nine months ended September 2025 and $250 million during the nine months ended September 2024, in a non-cash exchange for loans and investments.
The table below presents information about nonconsolidated securitization entities to which the firm sold assets and had continuing involvement as of the end of the period.

$ in millions	Outstanding Principal Amount	Retained Interests	Purchased Interests
As of September 2025
U.S. government agency-issued CMOs	$54,899	$4,120	$–
Other residential mortgage-backed	36,532	1,514	23
Other commercial mortgage-backed	68,325	1,106	44
Corporate debt and other asset-backed	13,228	500	19
Total	$172,984	$7,240	$86
As of December 2024
U.S. government agency-issued CMOs	$34,049	$3,053	$–
Other residential mortgage-backed	33,069	1,357	14
Other commercial mortgage-backed	59,562	945	57
Corporate debt and other asset-backed	12,059	493	5
Total	$138,739	$5,848	$76

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
•The fair value of retained interests was $7.19 billion as of September 2025 and $5.78 billion as of December 2024.
In addition to the interests in the table above, the firm had other continuing involvement in the form of derivative transactions and commitments with certain nonconsolidated VIEs. The carrying value of these derivatives and commitments was a net asset of $1.18 billion as of September 2025 and $847 million as of December 2024, and the notional amount of these derivatives and commitments was $3.83 billion as of September 2025 and $2.78 billion as of December 2024. The notional amounts of these derivatives and commitments are included in maximum exposure to loss in the nonconsolidated VIE table in Note 17. Additionally, the firm provided seller financing of $340 million (in connection with the sale of $425 million of loans) during the nine months ended September 2025 and approximately $1.73 billion (in connection with the sale of $3.93 billion of loans) during the nine months ended September 2024. The principal and interest repayments received from the seller financings were $129 million for the three months ended September 2025, $1.43 billion for the three months ended September 2024, $499 million for the nine months ended September 2025 and $2.11 billion for the nine months ended September 2024. The total outstanding principal amount of seller financings were $1.25 billion as of September 2025 and $1.32 billion as of December 2024.

Goldman Sachs September 2025 Form 10-Q	64

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
The table below presents information about the weighted average key economic assumptions used in measuring the fair value of mortgage-backed retained interests.

	As of
	September	December
$ in millions	2025	2024
Fair value of retained interests	$6,703	$5,292
Weighted average life (years)	5.1	6.1
Constant prepayment rate	15.0%	10.0%
Impact of 10% adverse change	$(55)	$(57)
Impact of 20% adverse change	$(107)	$(110)
Discount rate	7.3%	7.8%
Impact of 10% adverse change	$(164)	$(136)
Impact of 20% adverse change	$(320)	$(281)
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
The firm had other retained interests not reflected in the table above with a fair value of $487 million and a weighted average life of 4.9 years as of September 2025, and a fair value of $491 million and a weighted average life of 5.0 years as of December 2024. Due to the nature and fair value of certain of these retained interests, the weighted average assumptions for constant prepayment and discount rates and the related sensitivity to adverse changes were not meaningful as of both September 2025 and December 2024. The firm’s maximum exposure to adverse changes in the value of these interests was the carrying value of $500 million as of September 2025 and $493 million as of December 2024.

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

65	Goldman Sachs September 2025 Form 10-Q

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
Nonconsolidated VIEs
The table below presents a summary of the nonconsolidated VIEs in which the firm holds variable interests.

	As of
	September	December
$ in millions	2025	2024
Total nonconsolidated VIEs
Assets in VIEs	$248,127	$206,500
Carrying value of variable interests — assets	$17,611	$16,710
Carrying value of variable interests — liabilities	$2,448	$2,754
Maximum exposure to loss:
Retained interests	$7,240	$5,848
Purchased interests	587	767
Commitments and guarantees	5,093	5,034
Derivatives	9,161	8,974
Debt and equity	6,362	6,878
Total	$28,443	$27,501
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

Goldman Sachs September 2025 Form 10-Q	66

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
The table below presents information, by principal business activity, for nonconsolidated VIEs included in the summary table above.

	As of
	September	December
$ in millions	2025	2024
Mortgage-backed
Assets in VIEs	$161,154	$128,378
Carrying value of variable interests — assets	$6,862	$5,618
Maximum exposure to loss:
Retained interests	$6,740	$5,355
Purchased interests	121	263
Derivatives	1	1
Total	$6,862	$5,619

Tax credit and other investing
Assets in VIEs	$62,895	$55,311
Carrying value of variable interests — assets	$6,505	$6,978
Carrying value of variable interests — liabilities	$2,032	$2,315
Maximum exposure to loss:
Commitments and guarantees	$4,241	$4,138
Debt and equity	4,539	4,831
Total	$8,780	$8,969

Corporate debt and other asset-backed
Assets in VIEs	$24,078	$22,811
Carrying value of variable interests — assets	$4,244	$4,114
Carrying value of variable interests — liabilities	$416	$439
Maximum exposure to loss:
Retained interests	$500	$493
Purchased interests	466	504
Commitments and guarantees	852	896
Derivatives	9,160	8,973
Debt and equity	1,823	2,047
Total	$12,801	$12,913
As of both September 2025 and December 2024, the carrying values of the firm’s variable interests in nonconsolidated VIEs are included in the consolidated balance sheets as follows:
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

	As of
	September	December
$ in millions	2025	2024
Carrying value of investments	$3,343	$3,456
In the table above, investments included $1.96 billion as of September 2025 and $2.15 billion as of December 2024 of accrued unfunded commitments. As of September 2025, a majority of such accrued unfunded commitments were expected to be funded by year-end 2026.
The table below presents information about the amortization and income tax credits and other income tax benefits related to investments in qualified affordable housing and renewable energy projects that met the criteria of the proportional amortization method of accounting.

	Three Months Ended September		Nine Months Ended September
$ in millions	2025	2024	2025	2024
Amortization	$89	$96	$348	$315
Tax credits and other benefits	$115	$117	$447	$382
Investments in qualified affordable housing projects that did not meet the criteria for the proportional amortization method of accounting were not material as of both September 2025 and December 2024.

67	Goldman Sachs September 2025 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
The firm’s existing investments in renewable energy projects that receive production tax credits were not eligible for transition to the proportional amortization method of accounting upon adoption of ASU No. 2023-02. Such investments were $1.23 billion as of September 2025 and $1.39 billion as of December 2024, were included in investments in the consolidated balance sheets and were accounted for at fair value under the fair value option.
Consolidated VIEs
The table below presents a summary of the carrying value and balance sheet classification of assets and liabilities in consolidated VIEs.

	As of
	September	December
$ in millions	2025	2024
Total consolidated VIEs
Assets
Cash and cash equivalents	$28	$172
Customer and other receivables	1	325
Trading assets	112	95
Investments	172	170
Loans	6	9
Other assets	71	69
Total	$390	$840

Liabilities
Other secured financings	$597	$661
Customer and other payables	9	7
Unsecured short-term borrowings	6	5
Unsecured long-term borrowings	15	15
Other liabilities	165	165
Total	$792	$853
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
•Substantially all assets can only be used to settle obligations of the VIE.

The table below presents information, by principal business activity, for consolidated VIEs included in the summary table above.

	As of
	September	December
$ in millions	2025	2024
Real estate, credit-related and other investing
Assets
Cash and cash equivalents	$18	$17
Customer and other receivables	1	–
Trading assets	14	18
Investments	172	170
Loans	6	9
Other assets	71	69
Total	$282	$283

Liabilities
Other secured financings	$2	$4
Customer and other payables	9	7
Other liabilities	165	165
Total	$176	$176

Corporate debt and other asset-backed
Assets
Cash and cash equivalents	$10	$155
Total	$10	$155

Liabilities
Other secured financings	$248	$334
Total	$248	$334

Principal-protected notes
Assets
Customer and other receivables	$–	$325
Trading assets	98	77
Total	$98	$402

Liabilities
Other secured financings	$347	$323
Unsecured short-term borrowings	6	5
Unsecured long-term borrowings	15	15
Total	$368	$343
In the table above, creditors and beneficial interest holders of real estate, credit-related and other investing VIEs do not have recourse to the general credit of the firm.

Goldman Sachs September 2025 Form 10-Q	68

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Note 18.
Commitments, Contingencies and Guarantees
Commitments
The table below presents commitments by type.

	As of
	September	December
$ in millions	2025	2024
Commitment Type
Commercial lending:
Investment-grade	$151,105	$124,001
Non-investment-grade	83,143	67,755
Warehouse financing	15,450	13,587
Credit cards	70,187	78,099
Total lending	319,885	283,442
Risk participations	8,007	5,014
Collateralized agreement	112,510	95,282
Collateralized financing	90,864	49,333
Investment	7,070	5,832
Other	9,184	8,223
Total commitments	$547,520	$447,126
The table below presents commitments by expiration.

	As of September 2025
	Remainder	2026 -	2028 -	2030 -
$ in millions	of 2025	2027	2029	Thereafter
Commitment Type
Commercial lending:
Investment-grade	$3,735	$50,310	$58,061	$38,999
Non-investment-grade	1,089	20,724	27,490	33,840
Warehouse financing	1	5,909	6,373	3,167
Credit cards	70,187	–	–	–
Total lending	75,012	76,943	91,924	76,006
Risk participations	37	1,304	4,074	2,592
Collateralized agreement	106,073	6,437	–	–
Collateralized financing	86,207	4,657	–	–
Investment	2,321	1,319	283	3,147
Other	7,471	1,672	40	1
Total commitments	$277,121	$92,332	$96,321	$81,746
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

The table below presents information about lending commitments.

	As of
	September	December
$ in millions	2025	2024
Held for investment	$302,646	$262,604
Held for sale	15,680	20,258
At fair value	1,559	580
Total	$319,885	$283,442
In the table above:
•Held for investment lending commitments are accounted for at amortized cost. The carrying value of lending commitments was a liability of $1.07 billion (including allowance for credit losses of $800 million) as of September 2025 and $929 million (including allowance for credit losses of $674 million) as of December 2024. The estimated fair value of such lending commitments was a liability of $5.68 billion as of September 2025 and $4.84 billion as of December 2024. Had these lending commitments been carried at fair value and included in the fair value hierarchy, $3.33 billion as of September 2025 and $2.44 billion as of December 2024 would have been classified in level 2, and $2.35 billion as of September 2025 and $2.40 billion as of December 2024 would have been classified in level 3.
•Held for sale lending commitments are accounted for at the lower of cost or fair value. The carrying value of lending commitments held for sale was a liability of $65 million as of September 2025 and $43 million as of December 2024. The estimated fair value of such lending commitments approximates the carrying value. Had these lending commitments been included in the fair value hierarchy, they would have been primarily classified in level 3 as of both September 2025 and December 2024.
•Gains or losses related to lending commitments at fair value, if any, are generally recorded net of any fees in other principal transactions.

69	Goldman Sachs September 2025 Form 10-Q

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
Credit Cards. The firm provides credit to consumers by issuing credit card lines. These credit card lines are cancellable by the firm. As of December 2024, credit card lines included $14.32 billion of commitments classified as held for sale in connection with the planned sale of the GM co-branded credit card program. During the third quarter of 2025, the firm completed the sale of this program.
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

Investment Commitments
Investment commitments includes commitments to invest in private equity, real estate and other assets directly and through funds that the firm raises and manages. Investment commitments included $1.12 billion as of September 2025 and $1.10 billion as of December 2024, related to commitments to invest in funds managed by the firm. If these commitments are called, they would be funded at market value on the date of investment.
Contingencies
Legal Proceedings. See Note 27 for information about legal proceedings.
Guarantees
The table below presents derivatives that meet the definition of a guarantee, securities lending and clearing guarantees and certain other financial guarantees.

$ in millions	Derivatives	Securities lending and clearing	Other financial guarantees
As of September 2025
Carrying Value of Net Liability	$2,855	$–	$422
Maximum Payout/Notional Amount by Period of Expiration
Remainder of 2025	$69,846	$150,523	$1,328
2026 - 2027	245,139	–	3,460
2028 - 2029	30,413	–	2,656
2030 - thereafter	38,327	–	676
Total	$383,725	$150,523	$8,120
As of December 2024
Carrying Value of Net Liability	$3,535	$–	$425
Maximum Payout/Notional Amount by Period of Expiration
2025	$181,940	$58,056	$2,523
2026 - 2027	78,419	–	3,086
2028 - 2029	17,074	–	1,843
2030 - thereafter	31,819	–	505
Total	$309,252	$58,056	$7,957
In the table above:
•The maximum payout is based on the notional amount of the contract and does not represent anticipated losses.
•Amounts exclude certain commitments to issue standby letters of credit that are included in lending commitments. See the tables in “Commitments” above for a summary of the firm’s commitments.
•The carrying value for derivatives included derivative assets of $663 million as of September 2025 and $464 million as of December 2024, and derivative liabilities of $3.52 billion as of September 2025 and $4.00 billion as of December 2024.

Goldman Sachs September 2025 Form 10-Q	70

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
As an agency lender, the firm indemnifies most of its securities lending customers against losses incurred in the event that borrowers do not return securities and the collateral held is insufficient to cover the market value of the securities borrowed. The maximum payout of such indemnifications was $16.30 billion as of September 2025 and $10.62 billion as of December 2024. Collateral held by the lenders in connection with securities lending indemnifications was $16.93 billion as of September 2025 and $11.02 billion as of December 2024. Because the contractual nature of these arrangements requires the firm to obtain collateral with a market value that exceeds the value of the securities lent to the borrower, there is minimal performance risk associated with these indemnifications.

As a sponsoring member of the Government Securities Division of the Fixed Income Clearing Corporation, the firm guarantees the performance of its sponsored member clients to the Fixed Income Clearing Corporation in connection with certain resale and repurchase agreements. To minimize potential losses on such guarantees, the firm obtains a security interest in the collateral that the sponsored client placed with the Fixed Income Clearing Corporation. Therefore, the risk of loss on such guarantees is minimal. The maximum payout on this guarantee was $134.23 billion as of September 2025 and $47.44 billion as of December 2024. The related collateral held was $134.09 billion as of September 2025 and $46.96 billion as of December 2024.
Other Financial Guarantees. In the ordinary course of business, the firm provides other financial guarantees of the obligations of third parties (e.g., standby letters of credit and other guarantees to enable clients to complete transactions and fund-related guarantees). These guarantees represent obligations to make payments to beneficiaries if the guaranteed party fails to fulfill its obligation under a contractual arrangement with that beneficiary. Other financial guarantees also include a guarantee that the firm has provided to the Government of Malaysia that it would receive, by August 2025, at least $1.4 billion in assets and proceeds from assets seized by governmental authorities around the world related to 1Malaysia Development Berhad, a sovereign wealth fund in Malaysia (1MDB). The firm initiated arbitration against the Government of Malaysia in October 2023 concerning its approach to recovering and crediting assets under the guarantee and the arbitral process is ongoing. In August 2025, the Government of Malaysia made a demand for a final payment of approximately $1 billion towards the guarantee. The firm believes that the Government of Malaysia has recovered in excess of $1.4 billion in creditable assets and that no payment should be required. Final determinations on all issues, including whether any payment is required, will be made through the arbitral process. See Note 27 for further information about matters related to 1MDB.
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

71	Goldman Sachs September 2025 Form 10-Q

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
The firm is unable to develop an estimate of the maximum payout under these guarantees and indemnifications as this depends upon the occurrence of future events, including an assessment of claims that have not yet occurred. However, management believes that it is unlikely the firm will have to make any material payments under these arrangements, and no material liabilities related to these guarantees and indemnifications have been recognized in the consolidated balance sheets as of both September 2025 and December 2024.
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
In addition, the firm may provide indemnifications to some counterparties to protect them in the event additional taxes are owed or payments are withheld, due either to a change in or an adverse application of certain non-U.S. tax laws. These indemnifications, as well as indemnifications provided by the firm on other contractual or other obligations, generally are standard contractual terms and are entered into in the ordinary course of business. Generally, there are no stated or notional amounts included in these indemnifications, and the contingencies triggering the obligation to indemnify are not expected to occur. Future changes in tax laws and how such laws would apply to these indemnifications cannot be determined. Therefore, the firm is unable to develop an estimate of the maximum payout under these guarantees and indemnifications. However, management believes that it is unlikely the firm will have to make any material payments under these arrangements, and no material liabilities related to these arrangements have been recognized in the consolidated balance sheets as of both September 2025 and December 2024.
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

Goldman Sachs September 2025 Form 10-Q	72

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Note 19.
Shareholders’ Equity
Common Equity
As of both September 2025 and December 2024, the firm had 4.00 billion authorized shares of common stock and 200 million authorized shares of nonvoting common stock, each with a par value of $0.01 per share.
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
The table below presents information about common stock repurchases.

	Three Months Ended September		Nine Months Ended September
in millions, except per share amounts	2025	2024	2025	2024
Common share repurchases	2.8	2.0	15.2	13.9
Average cost per share	$718.60	$489.50	$614.26	$430.34
Total cost of common share repurchases	$2,000	$1,000	$9,360	$6,000
Pursuant to the terms of certain share-based awards, employees may remit shares to the firm or the firm may cancel share-based awards to satisfy statutory employee tax withholding requirements. In connection with these awards, during the nine months ended September 2025, 1,072 shares were remitted with a total value of $0.7 million and the firm cancelled 3.5 million share-based awards with a total value of $2.16 billion. The amount of cash used to settle share-based awards was not material for each of the three and nine months ended September 2025 and September 2024.
The table below presents common stock dividends declared.

	Three Months Ended September		Nine Months Ended September
	2025	2024	2025	2024
Dividends declared per common share	$4.00	$3.00	$10.00	$8.50
On October 13, 2025, the Board of Directors of Group Inc. declared a dividend of $4.00 per common share to be paid on December 30, 2025 to common shareholders of record on December 2, 2025.

Preferred Equity
The tables below present information about the perpetual preferred stock issued and outstanding as of September 2025.

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
•The earliest redemption date represents the date on which each share of non-cumulative preferred stock is redeemable at the firm’s option.
•Prior to redeeming preferred stock, the firm must receive approval from the Board of Governors of the Federal Reserve System (FRB).
•In January 2025, the firm issued 76,000 shares of Series Z 6.85% Fixed-Rate Reset Non-Cumulative Preferred Stock (Series Z Preferred Stock).

73	Goldman Sachs September 2025 Form 10-Q

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
In the third quarter of 2024, the firm issued a notice that it will redeem all outstanding shares of its Series P 5.00% Fixed-to-Floating Rate Non-Cumulative Preferred Stock (Series P Preferred Stock) with a redemption value of $1.50 billion ($25,000 per share). Upon the issuance of the notice of redemption, Series P Preferred Stock was reclassified to unsecured short-term borrowings in a non-cash transaction. The difference between its redemption value and net carrying value at the issuance of the notice of redemption was $18 million, which was recorded as an addition to preferred stock dividends in the third quarter of 2024. The shares of Series P Preferred Stock were redeemed in October 2024.
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

The table below presents the dividend rates of perpetual preferred stock as of September 2025.

Series	Per Annum Dividend Rate
A	3 month term SOFR + 1.01161%, with floor of 3.75%, payable quarterly
C	3 month term SOFR + 1.01161%, with floor of 4.00%, payable quarterly
D	3 month term SOFR + 0.93161%, with floor of 4.00%, payable quarterly
E	3 month term SOFR + 1.02911%, with floor of 4.00%, payable quarterly
F	3 month term SOFR + 1.03161%, with floor of 4.00%, payable quarterly
O	5.30%, payable semi-annually, from issuance date to, but excluding, November 10, 2026; 3 month term SOFR + 4.09561%, payable quarterly, thereafter
Q	5 year treasury rate + 3.623%, payable semi-annually
R	5 year treasury rate + 3.224%, payable semi-annually
S	5 year treasury rate + 2.85%, payable semi-annually
T	3.80%, payable semi-annually, from issuance date to, but excluding, May 10, 2026; 5 year treasury rate + 2.969%, payable semi-annually, thereafter
U	3.65%, payable semi-annually, from issuance date to, but excluding, August 10, 2026; 5 year treasury rate + 2.915%, payable semi-annually, thereafter
V	4.125%, payable semi-annually, from issuance date to, but excluding, November 10, 2026; 5 year treasury rate + 2.949%, payable semi-annually, thereafter
W	7.50%, payable semi-annually, from issuance date to, but excluding, February 10, 2029; 5 year treasury rate + 3.156%, payable semi-annually, thereafter
X	7.50%, payable semi-annually, from issuance date to, but excluding, May 10, 2029; 5 year treasury rate + 2.809%, payable semi-annually, thereafter
Y	6.125%, payable semi-annually, from issuance date to, but excluding, November 10, 2034; 10 year treasury rate +2.40%, payable semi-annually, thereafter
Z	6.85%, payable semi-annually, from issuance date to, but excluding, February 10, 2030; 5 year treasury rate + 2.461%, payable semi-annually, thereafter
In the table above:
•Dividends on each series of preferred stock are payable in arrears for the periods specified.
•The treasury rate for Series Q through Z is based on the most recent dividend determination date of the respective series.

Goldman Sachs September 2025 Form 10-Q	74

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
The table below presents preferred stock dividends declared.

	2025		2024
Series	per share	$ in millions	per share	$ in millions
Three Months Ended September
A	$335.68	$9	$413.68	$12
C	$335.68	2	$413.68	4
D	$330.63	18	$408.45	22
E	$1,369.51	11	$1,629.22	13
F	$1,370.15	3	$1,629.85	3
P	$–	–	$552.33	33
Q	$922.38	19	$687.50	14
R	$945.00	23	$618.75	15
S	$898.25	12	$550.00	7
U	$456.25	13	$456.25	13
W	$937.50	57	$937.50	56
Z	$932.36	71	$–	–
Total		$238		$192
Nine Months Ended September
A	$1,016.67	$30	$1,215.99	$36
C	$1,016.67	8	$1,215.99	10
D	$1,001.56	54	$1,200.65	65
E	$4,118.75	32	$4,911.94	38
F	$4,120.64	7	$4,913.85	8
K	$–	–	$796.88	20
O	$662.50	17	$662.50	17
P	$–	–	$1,623.09	97
Q	$1,844.75	37	$1,375.00	28
R	$1,563.75	38	$1,237.50	30
S	$1,448.25	20	$1,100.00	15
T	$475.00	13	$475.00	13
U	$912.50	27	$912.50	27
V	$515.63	15	$515.63	15
W	$1,875.00	113	$1,833.33	110
X	$937.50	84	$–	–
Y	$952.78	77	$–	–
Z	$932.36	71	$–	–
Total		$643		$529
On October 6, 2025, Group Inc. declared dividends of $330.99 per share of Series A Preferred Stock, $330.99 per share of Series C Preferred Stock, $325.93 per share of Series D Preferred Stock, $662.50 per share of Series O Preferred Stock, $475.00 per share of Series T Preferred Stock, $515.63 per share of Series V Preferred Stock, $937.50 per share of Series X Preferred Stock, and $765.63 per share of Series Y Preferred Stock to be paid on November 10, 2025 to preferred shareholders of record on October 26, 2025 and declared dividends of $1,300.04 per share of Series E Preferred Stock and $1,300.67 per share of Series F Preferred Stock to be paid on December 1, 2025 to preferred shareholders of record on November 16, 2025. The aggregate amount of such preferred dividends was approximately $235 million.

Accumulated Other Comprehensive Income/(Loss)
The table below presents changes in accumulated other comprehensive income/(loss), net of tax, by type.

$ in millions	Beginning balance	Other comprehensive income/(loss) adjustments, net of tax	Ending balance
Three Months Ended September 2025
Currency translation	$(885)	$23	$(862)
Debt valuation adjustment	(316)	(711)	(1,027)
Pension and postretirement liabilities	(505)	11	(494)
Available-for-sale securities	(279)	185	(94)
Cash flow hedges	–	1	1
Total	$(1,985)	$(491)	$(2,476)
Three Months Ended September 2024
Currency translation	$(825)	$(25)	$(850)
Debt valuation adjustment	(411)	(95)	(506)
Pension and postretirement liabilities	(553)	13	(540)
Available-for-sale securities	(1,111)	504	(607)
Total	$(2,900)	$397	$(2,503)
Nine Months Ended September 2025
Currency translation	$(815)	$(47)	$(862)
Debt valuation adjustment	(386)	(641)	(1,027)
Pension and postretirement liabilities	(528)	34	(494)
Available-for-sale securities	(972)	878	(94)
Cash flow hedges	(1)	2	1
Total	$(2,702)	$226	$(2,476)
Nine Months Ended September 2024
Currency translation	$(847)	$(3)	$(850)
Debt valuation adjustment	(123)	(383)	(506)
Pension and postretirement liabilities	(575)	35	(540)
Available-for-sale securities	(1,373)	766	(607)
Total	$(2,918)	$415	$(2,503)

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

75	Goldman Sachs September 2025 Form 10-Q

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
Consolidated Regulatory Capital Requirements
Risk-Based Capital Ratios. The table below presents the minimum, capital conservation buffer and total risk-based capital requirements.

	As of
	September	December	September	December
	2025	2024	2025	2024
	Standardized		Advanced
Risk-based capital minimum requirements
CET1 capital ratio	4.5%	4.5%	4.5%	4.5%
Tier 1 capital ratio	6.0%	6.0%	6.0%	6.0%
Total capital ratio	8.0%	8.0%	8.0%	8.0%

Capital conservation buffer requirements
G-SIB surcharge (Method 2)	3.0%	3.0%	3.0%	3.0%
Stress capital buffer	6.1%	6.2%	N/A	N/A
Fixed buffer	N/A	N/A	2.5%	2.5%
Countercyclical capital buffer	0.0%	0.0%	0.0%	0.0%
Total	9.1%	9.2%	5.5%	5.5%

Total risk-based capital requirements
CET1 capital ratio	13.6%	13.7%	10.0%	10.0%
Tier 1 capital ratio	15.1%	15.2%	11.5%	11.5%
Total capital ratio	17.1%	17.2%	13.5%	13.5%
In the table above:
•The total risk-based capital requirements for each of the capital ratios consist of the required risk-based capital minimum and the capital conservation buffer requirements.

•The G-SIB surcharge is calculated using two methodologies (Method 1 and Method 2), the higher of which is reflected in the firm’s capital conservation buffer requirements. Method 1 is based on the Basel Committee’s methodology which, among other factors, relies upon measures of the size, interconnectedness, substitutability, complexity and cross-jurisdictional activities of each G-SIB. Method 2 uses similar inputs but includes a measure of reliance on short-term wholesale funding instead of substitutability. As of both September 2025 and December 2024, the G-SIB surcharge (Method 2) was higher and therefore was reflected in the capital conservation buffer requirements.
•In June 2025, the FRB disclosed that the firm’s stress capital buffer (SCB), from the 2024 Comprehensive Capital Analysis and Review (CCAR) stress test, has been reduced from 6.2% to 6.1%. The impact of this change would have been a reduction of 10 basis points to the December 2024 Standardized CET1 capital, Tier 1 capital and Total capital ratio requirements presented in the table above.
Additionally, based on the firm’s 2025 CCAR submission, the FRB has set the SCB for the firm at 3.4% beginning on October 1, 2025, which will decrease the firm’s Standardized requirement to 10.9% for the CET1 capital ratio, 12.4% for the Tier 1 capital ratio and 14.4% for the Total capital ratio. The SCB may be subject to further changes pending the finalization of the FRB’s outstanding proposal on SCB averaging.
The table below presents information about risk-based capital ratios.

$ in millions	Standardized	Advanced
As of September 2025
CET1 capital	$103,769	$103,769
Tier 1 capital	$118,515	$118,515
Tier 2 capital	$14,209	$10,164
Total capital	$132,724	$128,679
RWAs	$723,406	$687,426

CET1 capital ratio	14.3%	15.1%
Tier 1 capital ratio	16.4%	17.2%
Total capital ratio	18.3%	18.7%
As of December 2024
CET1 capital	$103,065	$103,065
Tier 1 capital	$115,647	$115,647
Tier 2 capital	$14,125	$10,164
Total capital	$129,772	$125,811
RWAs	$688,541	$674,812

CET1 capital ratio	15.0%	15.3%
Tier 1 capital ratio	16.8%	17.1%
Total capital ratio	18.8%	18.6%
In the table above, the Standardized risk-based capital ratios as of September 2025 decreased compared with December 2024, reflecting an increase in Credit RWAs, partially offset by an increase in capital and a decrease in Market RWAs. The Advanced CET1 capital ratio as of September 2025 decreased compared with December 2024, reflecting an increase in Credit RWAs, partially offset by an increase in CET1 capital and a decrease in Operational and Market RWAs. The Advanced Tier 1 and Total capital ratios as of September 2025 were essentially unchanged compared with December 2024.

Goldman Sachs September 2025 Form 10-Q	76

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Leverage Ratios. The table below presents the leverage requirements.

	As of
	September	December
	2025	2024
Tier 1 leverage ratio	4.0%	4.0%
SLR	5.0%	5.0%
In the table above, the SLR requirement of 5% includes a minimum of 3% and a 2% buffer applicable to G-SIBs.
The table below presents information about leverage ratios.

	For the Three Months
	Ended or as of
	September	December
$ in millions	2025	2024
Tier 1 capital	$118,515	$115,647
Average adjusted total assets	$1,799,376	$1,692,500
Total leverage exposure	$2,265,348	$2,120,756

Tier 1 leverage ratio	6.6%	6.8%
SLR	5.2%	5.5%
In the table above:
•Average adjusted total assets represents the average daily assets for the quarter adjusted for deductions from Tier 1 capital, and for the three months ended December 2024, also reflected the impact of Current Expected Credit Losses (CECL) transition.
•Total leverage exposure includes average adjusted total assets and the monthly average of off-balance sheet and other exposures, primarily consisting of derivatives, securities financing transactions, commitments and guarantees.
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
•The “well-capitalized” requirements are the binding requirements for leverage ratios.

77	Goldman Sachs September 2025 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
The table below presents information about GS Bank USA’s risk-based capital ratios.

$ in millions	Standardized	Advanced
As of September 2025
CET1 capital	$64,251	$64,251
Tier 1 capital	$64,251	$64,251
Tier 2 capital	$4,454	$1,124
Total capital	$68,705	$65,375
RWAs	$404,962	$308,247

CET1 capital ratio	15.9%	20.8%
Tier 1 capital ratio	15.9%	20.8%
Total capital ratio	17.0%	21.2%
As of December 2024
CET1 capital	$62,022	$62,022
Tier 1 capital	$62,022	$62,022
Tier 2 capital	$4,209	$955
Total capital	$66,231	$62,977
RWAs	$386,922	$284,624

CET1 capital ratio	16.0%	21.8%
Tier 1 capital ratio	16.0%	21.8%
Total capital ratio	17.1%	22.1%
In the table above:
•The lower of the Standardized or Advanced ratio is the ratio against which GS Bank USA’s compliance with the capital requirements is assessed under the risk-based Capital Rules, and therefore, the Standardized ratios applied to GS Bank USA as of both September 2025 and December 2024.
•The Standardized risk-based capital ratios as of September 2025 were essentially unchanged compared with December 2024. The Advanced risk-based capital ratios as of September 2025 decreased compared with December 2024, primarily reflecting an increase in Credit RWAs, partially offset by an increase in capital and a decrease in Market RWAs.
The table below presents information about GS Bank USA’s leverage ratios.

	For the Three Months
	Ended or as of
	September	December
$ in millions	2025	2024
Tier 1 capital	$64,251	$62,022
Average adjusted total assets	$645,554	$565,513
Total leverage exposure	$875,095	$775,170

Tier 1 leverage ratio	10.0%	11.0%
SLR	7.3%	8.0%
In the table above:
•Average adjusted total assets represents the average daily assets for the quarter adjusted for deductions from Tier 1 capital, and for the three months ended December 2024, also reflected the impact of CECL transition.

•Total leverage exposure includes average adjusted total assets and the monthly average of off-balance sheet and other exposures, primarily consisting of derivatives, securities financing transactions, commitments and guarantees.
•Tier 1 leverage ratio is calculated as Tier 1 capital divided by average adjusted total assets.
•SLR is calculated as Tier 1 capital divided by total leverage exposure.
The FRB requires that GS Bank USA maintain cash reserves with the Federal Reserve. As of both September 2025 and December 2024, the reserve requirement ratio was zero percent. See Note 26 for further information about cash deposits held by the firm at the Federal Reserve.
GS Bank USA is a registered swap dealer with the CFTC and a registered security-based swap dealer with the SEC. As of both September 2025 and December 2024, GS Bank USA was subject to and in compliance with applicable capital requirements for swap dealers and security-based swap dealers.
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
Group Inc.’s equity investment in subsidiaries was $144.77 billion as of September 2025 and $140.79 billion as of December 2024. The firm’s regulated subsidiaries were required to hold minimum equity capital of $110.98 billion as of September 2025 and $98.48 billion as of December 2024 to satisfy regulatory requirements.
Group Inc.’s capital invested in certain non-U.S. dollar functional currency subsidiaries is exposed to foreign exchange risk, substantially all of which is managed through a combination of non-U.S. dollar-denominated debt and derivatives. See Note 7 for information about the firm’s net investment hedges used to hedge this risk.

Goldman Sachs September 2025 Form 10-Q	78

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
The table below presents information about basic and diluted EPS.

	Three Months Ended September		Nine Months Ended September
in millions, except per share amounts	2025	2024	2025	2024
Net earnings to common	$3,860	$2,780	$11,916	$9,602
Weighted average basic shares	309.6	324.8	314.6	330.0
Effect of dilutive RSUs	5.4	6.0	4.6	5.3
Weighted average diluted shares	315.0	330.8	319.2	335.3

Basic EPS	$12.42	$8.52	$37.75	$28.98
Diluted EPS	$12.25	$8.40	$37.33	$28.64
In the table above:
•Net earnings to common represents net earnings applicable to common shareholders, which is calculated as net earnings less preferred stock dividends.
•Unvested share-based awards that have non-forfeitable rights to dividends or dividend equivalents are treated as a separate class of securities under the two-class method. Distributed earnings allocated to these securities reduce net earnings to common to calculate EPS under this method. The impact of applying this methodology was a reduction in basic EPS of $0.05 for the three months ended September 2025, $0.04 for the three months ended September 2024, $0.13 for the nine months ended September 2025 and $0.12 for the nine months ended September 2024.
•Diluted EPS does not include antidilutive RSUs, including those that are subject to market or performance conditions, of less than 0.1 million for the three months ended September 2025, 0.2 million for the three months ended September 2024, 0.1 million for the nine months ended September 2025 and 0.3 million for the nine months ended September 2024.

Note 22.
Transactions with Affiliated Funds
The firm has formed nonconsolidated investment funds with third-party investors. As the firm generally acts as the investment manager for these funds, it is entitled to receive management fees and, in certain cases, incentive fees from these funds. Additionally, the firm invests alongside its clients in certain funds.
The tables below present information about affiliated funds.

	Three Months Ended September		Nine Months Ended September
$ in millions	2025	2024	2025	2024
Fees earned from funds	$1,476	$1,386	$4,381	$3,905

	As of
	September	December
$ in millions	2025	2024
Fees receivable from funds	$1,593	$1,589
Aggregate carrying value of interests in funds	$3,599	$4,079
In the ordinary course of business, the firm may choose to provide voluntary financial support to funds, although any such support is not expected to be material to the results of operations of the firm. The firm has waived or deferred collection of management fees and has deferred reimbursement of expenses, and in the future may waive or defer collection of management fees, from select funds. The impact of these voluntary waivers and deferrals was not material to the firm’s results of operations for both the three months ended September 2025 and September 2024. Except as noted above, the firm did not provide any additional voluntary financial support to its affiliated funds during both the three months ended September 2025 and September 2024.
In addition, in the ordinary course of business and subject to applicable regulatory requirements, the firm may also engage in other activities with its affiliated funds, including, among others, securities lending, trade execution, market-making, custody, and acquisition and bridge financing. See Note 18 for information about the firm’s investment commitments related to these funds.

79	Goldman Sachs September 2025 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Note 23.
Interest Income and Interest Expense
Interest is recorded over the life of the instrument on an accrual basis based on contractual interest rates.
The table below presents sources of interest income and interest expense.

	Three Months Ended September		Nine Months Ended September
$ in millions	2025	2024	2025	2024
Deposits with banks	$1,659	$2,354	$4,573	$7,589
Collateralized agreements	4,720	5,147	14,016	15,060
Trading assets	4,305	4,063	12,726	10,340
Investments	1,985	1,656	5,680	4,253
Loans	4,411	4,230	12,400	12,146
Other interest	3,742	3,998	10,599	12,055
Total interest income	20,822	21,448	59,994	61,443
Deposits	4,670	5,298	13,745	15,554
Collateralized financings	4,297	4,447	12,671	12,960
Trading liabilities	1,096	759	2,988	2,081
Short-term borrowings	294	589	1,055	1,628
Long-term borrowings	2,546	2,874	7,618	8,372
Other interest	4,067	5,134	12,066	15,137
Total interest expense	16,970	19,101	50,143	55,732
Net interest income	$3,852	$2,347	$9,851	$5,711
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

Goldman Sachs September 2025 Form 10-Q	80

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
The table below presents the earliest tax years that remain subject to examination by major jurisdiction.

As of
Jurisdiction	September 2025
U.S. Federal	2011
New York State and City	2015
United Kingdom	2017
Japan	2019
Hong Kong	2019
The firm has been accepted into the Compliance Assurance Process (CAP) program by the IRS for each of the tax years from 2013 through 2025. This program allows the firm to work with the IRS to identify and resolve potential U.S. federal tax issues before the filing of tax returns. All issues addressed through the CAP program for the 2011 through 2018 tax years have been resolved and completion is pending final review by the Joint Committee on Taxation. All issues for the 2019 through 2022 tax years have been resolved and will be effectively settled pending administrative completion by the IRS. Final completion of tax years 2011 through 2022 will not have a material impact on the effective tax rate. The 2023 and 2024 tax years remain subject to post-filing review. New York State and City examinations of tax years 2015 through 2018 commenced during 2021.
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

81	Goldman Sachs September 2025 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Segment Results
The table below presents a summary of the firm’s segment results.

	Three Months Ended September		Nine Months Ended September
$ in millions	2025	2024	2025	2024
Global Banking & Markets
Non-interest revenues	$8,151	$7,674	$26,029	$24,928
Net interest income	1,964	880	4,913	1,536
Total net revenues	10,115	8,554	30,942	26,464
Provision for credit losses	86	54	330	95

Compensation and benefits expenses	2,564	2,369	8,449	7,517
Other operating expenses	3,170	2,600	8,864	7,680
Total operating expenses	5,734	4,969	17,313	15,197
Pre-tax earnings	$4,295	$3,531	$13,299	$11,172
Net earnings	$3,257	$2,653	$10,441	$8,643
Net earnings to common	$3,070	$2,490	$9,939	$8,205
Average common equity	$78,000	$76,039	$78,013	$75,575
Return on average common equity	15.7%	13.1%	17.0%	14.5%

Asset & Wealth Management
Non-interest revenues	$3,317	$3,021	$9,273	$9,338
Net interest income	1,082	733	2,583	2,083
Total net revenues	4,399	3,754	11,856	11,421
Provision for credit losses	(33)	(109)	(116)	(189)

Compensation and benefits expenses	1,982	1,621	5,337	4,927
Other operating expenses	1,314	1,227	3,866	3,892
Total operating expenses	3,296	2,848	9,203	8,819
Pre-tax earnings	$1,136	$1,015	$2,769	$2,791
Net earnings	$871	$767	$2,174	$2,159
Net earnings to common	$828	$727	$2,055	$2,053
Average common equity	$26,125	$26,475	$26,096	$26,348
Return on average common equity	12.7%	11.0%	10.5%	10.4%

Platform Solutions
Non-interest revenues	$(136)	$(343)	$(324)	$(334)
Net interest income	806	734	2,355	2,092
Total net revenues	670	391	2,031	1,758
Provision for credit losses	286	452	796	1,091

Compensation and benefits expenses	134	132	455	503
Other operating expenses	289	366	851	987
Total operating expenses	423	498	1,306	1,490
Pre-tax earnings/(loss)	$(39)	$(559)	$(71)	$(823)
Net earnings/(loss)	$(30)	$(430)	$(56)	$(637)
Net earnings/(loss) to common	$(38)	$(437)	$(78)	$(656)
Average common equity	$4,229	$4,508	$4,372	$4,547
Return on average common equity	(3.6)%	(38.8)%	(2.4)%	(19.2)%

Total
Non-interest revenues	$11,332	$10,352	$34,978	$33,932
Net interest income	3,852	2,347	9,851	5,711
Total net revenues	15,184	12,699	44,829	39,643
Provision for credit losses	339	397	1,010	997

Compensation and benefits expenses	4,680	4,122	14,241	12,947
Other operating expenses	4,773	4,193	13,581	12,559
Total operating expenses	9,453	8,315	27,822	25,506
Pre-tax earnings	$5,392	$3,987	$15,997	$13,140
Net earnings	$4,098	$2,990	$12,559	$10,165
Net earnings to common	$3,860	$2,780	$11,916	$9,602
Average common equity	$108,354	$107,022	$108,481	$106,470
Return on average common equity	14.2%	10.4%	14.6%	12.0%

In the table above:
•Other operating expenses for Global Banking & Markets for both the three and nine months ended September 2025 primarily included transaction based, communications and technology, and depreciation and amortization expenses.
•Other operating expenses for Asset & Wealth Management for both the three and nine months ended September 2025 primarily included transaction based expenses, depreciation and amortization expenses, and professional fees.
•Other operating expenses for Platform Solutions for both the three and nine months ended September 2025 primarily included professional fees, communications and technology expenses, and depreciation and amortization expenses.
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
The table below presents depreciation and amortization expenses by segment.

	Three Months Ended September		Nine Months Ended September
$ in millions	2025	2024	2025	2024
Global Banking & Markets	$270	$276	$822	$854
Asset & Wealth Management	215	216	694	825
Platform Solutions	46	129	139	215
Total	$531	$621	$1,655	$1,894
In the table above, the decrease in Asset & Wealth Management for the nine months ended September 2025 primarily reflected lower depreciation and impairments related to commercial real estate in CIEs.
Segment Assets
The table below presents assets by segment.

	As of
	September	December
$ in millions	2025	2024
Global Banking & Markets	$1,535,623	$1,420,142
Asset & Wealth Management	206,929	193,328
Platform Solutions	65,430	62,502
Total	$1,807,982	$1,675,972

Goldman Sachs September 2025 Form 10-Q	82

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
•Platform Solutions: location of the client.
The table below presents total net revenues and pre-tax earnings by geographic region.

$ in millions	2025		2024
Three Months Ended September
Americas	$10,020	66%	$8,045	63%
EMEA	3,163	21%	3,076	24%
Asia	2,001	13%	1,578	13%
Total net revenues	$15,184	100%	$12,699	100%

Americas	$3,809	71%	$2,389	60%
EMEA	1,175	22%	1,182	30%
Asia	408	7%	416	10%
Total pre-tax earnings	$5,392	100%	$3,987	100%

Nine Months Ended September
Americas	$28,868	65%	$25,351	64%
EMEA	10,465	23%	9,477	24%
Asia	5,496	12%	4,815	12%
Total net revenues	$44,829	100%	$39,643	100%

Americas	$10,478	65%	$8,192	62%
EMEA	4,148	26%	3,673	28%
Asia	1,371	9%	1,275	10%
Total pre-tax earnings	$15,997	100%	$13,140	100%
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
The table below presents the credit concentrations included in trading cash instruments and investments.

	As of
	September	December
$ in millions	2025	2024
U.S. government and agency obligations	$387,756	$389,148
Percentage of total assets	21.4%	23.2%
Non-U.S. government and agency obligations	$127,049	$74,496
Percentage of total assets	7.0%	4.4%
In addition, the firm had $133.64 billion as of September 2025 and $151.84 billion as of December 2024 of cash deposits held at central banks (included in cash and cash equivalents), of which $86.49 billion as of September 2025 and $105.78 billion as of December 2024 was held at the Federal Reserve.
As of both September 2025 and December 2024, the firm did not have credit exposure to any other counterparty that exceeded 2% of total assets.

83	Goldman Sachs September 2025 Form 10-Q

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

	As of
	September	December
$ in millions	2025	2024
U.S. government and agency obligations	$91,408	$129,942
Non-U.S. government and agency obligations	$66,672	$76,932
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
With respect to matters described below for which management has been able to estimate a range of reasonably possible loss where (i) actual or potential plaintiffs have claimed an amount of money damages, (ii) the firm is being, or threatened to be, sued by purchasers in a securities offering and is not being indemnified by a party that the firm believes will pay the full amount of any judgment, or (iii) the purchasers are demanding that the firm repurchase securities, management has estimated the upper end of the range of reasonably possible loss based on (a) in the case of (i), the amount of money damages claimed, (b) in the case of (ii), the difference between the initial sales price of the securities that the firm sold in such offering and the estimated lowest subsequent price of such securities prior to the action being commenced and (c) in the case of (iii), the price that purchasers paid for the securities less the estimated value, if any, as of September 2025 of the relevant securities, in each of cases (i), (ii) and (iii), taking into account any other factors believed to be relevant to the particular matter or matters of that type. As of the date hereof, the firm has estimated the upper end of the range of reasonably possible aggregate loss for such matters and for any other matters described below where management has been able to estimate a range of reasonably possible aggregate loss to be approximately $1.5 billion in excess of the aggregate reserves for such matters.

Goldman Sachs September 2025 Form 10-Q	84

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
On December 20, 2018, a putative securities class action lawsuit was filed in the U.S. District Court for the Southern District of New York against Group Inc. and certain former officers of the firm alleging violations of the anti-fraud provisions of the Exchange Act with respect to Group Inc.’s disclosures and public statements concerning 1MDB and seeking unspecified damages. The plaintiff filed the second amended complaint on October 28, 2019. On June 28, 2021, the court dismissed the claims against one of the individual defendants but denied the defendants’ motion to dismiss with respect to the firm and the remaining individual defendants. On August 4, 2023, the plaintiff filed a third amended complaint. On September 4, 2025, the court adopted the Magistrate Judge’s report and recommendation granting the plaintiff’s motion for class certification in part. On September 18, 2025, the defendants filed a petition with the U.S. Court of Appeals for the Second Circuit seeking interlocutory review of the district court’s grant of class certification.

85	Goldman Sachs September 2025 Form 10-Q

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

Goldman Sachs September 2025 Form 10-Q	86

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Archegos-Related Matters
GS&Co. is among the underwriters named as defendants in a putative securities class action filed on August 13, 2021 in New York Supreme Court, County of New York, relating to ViacomCBS Inc.’s (ViacomCBS) March 2021 public offerings of $1.7 billion of common stock and $1.0 billion of preferred stock. In addition to the underwriters, the defendants include ViacomCBS and certain of its officers and directors. GS&Co. underwrote 646,154 shares of common stock representing an aggregate offering price of approximately $55 million and 323,077 shares of preferred stock representing an aggregate offering price of approximately $32 million. The complaint asserts claims under the federal securities laws and alleges that the offering documents contained material misstatements and omissions, including, among other things, that the offering documents failed to disclose that Archegos Capital Management, LP (Archegos) had substantial exposure to ViacomCBS, including through total return swaps to which certain of the underwriters (the trading underwriters), including GS&Co., were allegedly counterparties, and that such underwriters failed to disclose their exposure to Archegos. On December 21, 2021, the plaintiffs filed a corrected amended complaint. The complaint seeks rescission and compensatory damages in unspecified amounts. On February 6, 2023, the trial court dismissed the claims against ViacomCBS and the individual defendants, but denied the defendants’ motions to dismiss with respect to GS&Co. and the other underwriter defendants. On January 4, 2024, the trial court granted the plaintiffs’ motion for class certification, and on February 14, 2024, the underwriter defendants appealed. On April 4, 2024, the Appellate Division for the First Department affirmed the trial court’s dismissal of the claims against ViacomCBS and the individual defendants, reversed the trial court’s failure to dismiss the claims against the non-trading underwriter defendants, and affirmed the trial court’s denial of the motion to dismiss claims against the trading underwriter defendants, including GS&Co. On September 16, 2025, the trial court approved a settlement among the plaintiffs and the trading underwriter defendants to resolve this action. GS&Co. has paid the full amount of its proposed contribution to the settlement into an escrow account.

Group Inc. is also a defendant in putative securities class actions filed beginning in October 2021 and consolidated in the U.S. District Court for the Southern District of New York. The complaints allege that Group Inc., along with another financial institution, sold shares in Baidu Inc. (Baidu), Discovery Inc. (Discovery), GSX Techedu Inc. (Gaotu), iQIYI Inc. (iQIYI), Tencent Music Entertainment Group (Tencent), ViacomCBS, and Vipshop Holdings Ltd. (Vipshop) based on material nonpublic information regarding the liquidation of Archegos’ position in Baidu, Discovery, Gaotu, iQIYI, Tencent, ViacomCBS and Vipshop, respectively. The complaints generally assert violations of Sections 10(b), 20A and 20(a) of the Exchange Act and seek unspecified damages. In May 2023, the plaintiffs in the class actions filed second amended complaints, and on March 28, 2024, the court granted the defendants’ motion to dismiss the second amended complaints with prejudice. On September 16, 2025, the U.S. Court of Appeals for the Second Circuit affirmed the court’s dismissal of the second amended complaints.

87	Goldman Sachs September 2025 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Silicon Valley Bank Matters
GS&Co. is among the underwriters named as defendants in a putative securities class action filed on April 7, 2023 and consolidated in the U.S. District Court for the Northern District of California and an individual action filed on January 25, 2024 in the same court relating to SVB Financial Group’s (SVBFG) January 2021 public offerings of $500 million principal amount of senior notes and $750 million of depositary shares representing interests in preferred stock, March 2021 public offering of approximately $1.2 billion of common stock, May 2021 public offerings of $1.0 billion of depositary shares representing interests in preferred stock and $500 million principal amount of senior notes, August 2021 public offering of approximately $1.3 billion of common stock, and April 2022 public offering of $800 million aggregate principal amount of senior notes, among other public offerings of securities. In addition to the underwriters, the defendants include certain of SVBFG’s officers and directors and its auditor. GS&Co. underwrote an aggregate of 831,250 depositary shares representing an aggregate offering price of approximately $831 million, an aggregate of 3,266,108 shares of common stock representing an aggregate offering price of approximately $1.8 billion and senior notes representing an aggregate price to the public of approximately $727 million. The complaints generally assert claims under the federal securities laws and allege that the offering documents contained material misstatements and omissions. The complaints seek compensatory damages in unspecified amounts. On March 17, 2023, SVBFG filed for Chapter 11 bankruptcy in the U.S. Bankruptcy Court for the Southern District of New York. On January 16, 2024, the plaintiffs filed a consolidated amended complaint in the putative class action, and on June 13, 2025, the court denied the defendants’ motion to dismiss the consolidated amended complaint.
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

Goldman Sachs September 2025 Form 10-Q	88

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
DiDi Global Inc. Goldman Sachs (Asia) L.L.C. (GS Asia) is among the underwriters named as defendants in putative securities class actions filed beginning on July 6, 2021 in the U.S. District Courts for the Southern District of New York and the Central District of California and New York Supreme Court, County of New York, relating to DiDi Global Inc.’s (DiDi) $4.4 billion June 2021 initial public offering of American Depositary Shares (ADS). In addition to the underwriters, the defendants include DiDi and certain of its officers and directors. GS Asia underwrote 104,554,000 ADS representing an aggregate offering price of approximately $1.5 billion. On September 22, 2021, plaintiffs in the California action voluntarily dismissed their claims without prejudice. On May 5, 2022, plaintiffs in the consolidated federal action filed a second consolidated amended complaint. On March 14, 2024, the court denied the defendants’ motions to dismiss the second consolidated amended complaint. On January 6, 2025, the plaintiffs moved for class certification, and on August 13, 2025, the court granted in part and denied in part the plaintiffs’ motion for class certification. On August 13, 2025, the parties informed the court that they had reached a settlement in principle, subject to final documentation and court approval, to resolve the action, which will not require a contribution from GS Asia.

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
Sea Limited. GS Asia is among the underwriters named as defendants in putative securities class actions filed on February 11, 2022 and June 17, 2022, respectively, in New York Supreme Court, County of New York, relating to Sea Limited’s approximately $4.0 billion September 2021 public offering of ADS and approximately $2.9 billion September 2021 public offering of convertible senior notes, respectively. In addition to the underwriters, the defendants include Sea Limited, certain of its officers and directors and certain of its shareholders. GS Asia underwrote 8,222,500 ADS representing an aggregate offering price of approximately $2.6 billion and convertible senior notes representing an aggregate offering price of approximately $1.9 billion. On August 3, 2022, the actions were consolidated, and on August 9, 2022, the plaintiffs filed a consolidated amended complaint. The defendants had previously moved to dismiss the action on July 15, 2022, with the parties stipulating that the motion would apply to the consolidated amended complaint. On May 15, 2023, the court granted the defendants’ motion to dismiss the consolidated amended complaint with prejudice. On May 28, 2024, the Appellate Division for the First Department reversed the trial court’s dismissal of the consolidated amended complaint, and on June 27, 2024, the defendants moved to reargue or alternatively, for leave to appeal the reversal. On August 7, 2025, the court approved a settlement, which does not require a contribution from GS Asia.

89	Goldman Sachs September 2025 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Rivian Automotive Inc. GS&Co. is among the underwriters named as defendants in putative securities class actions filed on March 7, 2022 and February 28, 2023 in the U.S. District Court for the Central District of California and in the Superior Court of the State of California, County of Orange, respectively, relating to Rivian Automotive Inc.’s (Rivian) approximately $13.7 billion November 2021 initial public offering. In addition to the underwriters, the defendants include Rivian and certain of its officers and directors. GS&Co. underwrote 44,733,050 shares of common stock representing an aggregate offering price of approximately $3.5 billion. On March 2, 2023, the plaintiffs in the federal court action filed an amended consolidated complaint, and on July 3, 2023, the court denied the defendants’ motion to dismiss the amended consolidated complaint. On June 30, 2023, the court in the state court action granted the defendants’ motion to dismiss the complaint, and on April 23, 2025, the Fourth Appellate District affirmed the court’s dismissal of the complaint. On July 17, 2024, the court in the federal court action granted the plaintiffs’ motion for class certification. On October 23, 2025, the plaintiffs moved for preliminary approval of a settlement to resolve the federal court action, which will not require contribution from GS&Co., and the court vacated the defendants' motion for summary judgment.
Natera Inc. GS&Co. is among the underwriters named as defendants in putative securities class actions in New York Supreme Court, County of New York and the U.S. District Court for the Western District of Texas filed on March 10, 2022 and October 7, 2022, respectively, relating to Natera Inc.’s (Natera) approximately $585 million July 2021 public offering of common stock. In addition to the underwriters, the defendants include Natera and certain of its officers and directors. GS&Co. underwrote 1,449,000 shares of common stock representing an aggregate offering price of approximately $164 million. On July 15, 2022, the parties in the state court action filed a stipulation and proposed order approving the discontinuance of the action without prejudice. On September 11, 2023, the federal court granted in part and denied in part the defendants’ motion to dismiss. On May 9, 2025, the U.S. Court of Appeals for the Fifth Circuit granted the defendants’ petition seeking interlocutory review of the district court’s March 21, 2025 grant of class certification. On August 22, 2025, the plaintiffs moved to voluntarily dismiss the remaining claims against the underwriter defendants, including GS&Co., without prejudice.

Robinhood Markets, Inc. GS&Co. is among the underwriters named as defendants in a putative securities class action filed on December 17, 2021 in the U.S. District Court for the Northern District of California relating to Robinhood Markets, Inc.’s (Robinhood) approximately $2.2 billion July 2021 initial public offering. In addition to the underwriters, the defendants include Robinhood and certain of its officers and directors. GS&Co. underwrote 18,039,706 shares of common stock representing an aggregate offering price of approximately $686 million. On February 10, 2023, the court granted the defendants’ motion to dismiss the complaint with leave to amend, and on March 13, 2023, the plaintiffs filed a second amended complaint. On January 24, 2024, the court granted the defendants’ motion to dismiss the second amended complaint without leave to amend. On August 29, 2025, the U.S. Court of Appeals for the Ninth Circuit affirmed in part and vacated in part the district court’s dismissal and remanded the case for further proceedings. On October 8, 2025, the defendants’ petition for rehearing en banc with the U.S. Court of Appeals for the Ninth Circuit was denied.
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

Goldman Sachs September 2025 Form 10-Q	90

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
Coupang, Inc. GS&Co. is among the underwriters named as defendants in a putative securities class action filed on August 26, 2022 in the U.S. District Court for the Southern District of New York relating to Coupang, Inc.’s (Coupang) approximately $4.6 billion March 2021 initial public offering of common stock. In addition to the underwriters, the defendants include Coupang and certain of its officers and directors. GS&Co. underwrote 42,900,000 shares of common stock representing an aggregate offering price of approximately $1.5 billion. On May 24, 2023, the plaintiffs filed an amended complaint, and on September 10, 2025, the court granted the defendants’ motion to dismiss the amended complaint with prejudice. On October 10, 2025, the plaintiffs appealed to the U.S. Court of Appeals for the Second Circuit.

Rent the Runway, Inc. GS&Co. is among the underwriters named as defendants in a putative securities class action filed on November 14, 2022 in the U.S. District Court for the Eastern District of New York relating to Rent the Runway, Inc.’s (Rent the Runway) $357 million October 2021 initial public offering of common stock. In addition to the underwriters, the defendants include Rent the Runway and certain of its officers and directors. GS&Co. underwrote 5,254,304 shares of common stock representing an aggregate offering price of approximately $110 million. On September 5, 2023, the plaintiffs filed an amended complaint, and on September 25, 2024, the court granted in part and denied in part the defendants’ motion to dismiss the amended complaint. On September 12, 2025, the court granted in part and denied in part the defendants’ motion for reconsideration of the court’s order.
Opendoor Technologies Inc. GS&Co. is among the underwriters named as defendants in a putative securities class action filed on November 22, 2022 in the U.S. District Court for the District of Arizona relating to, among other things, Opendoor Technologies Inc.’s (Opendoor) approximately $886 million February 2021 public offering of common stock. In addition to the underwriters, the defendants include Opendoor and certain of its officers and directors. GS&Co. underwrote 10,173,401 shares of common stock representing an aggregate offering price of approximately $275 million. On April 17, 2023, the plaintiffs filed a consolidated amended complaint, and on February 28, 2024, the court granted the defendants’ motion to dismiss the consolidated amended complaint with leave to amend. On May 14, 2024, the court granted the plaintiffs’ motion for reconsideration and vacated the dismissal of certain of the plaintiffs’ claims, and on September 9, 2024, the court denied the defendants’ motion for certification of an interlocutory appeal as to the plaintiffs’ surviving claims. On February 28, 2025, the plaintiffs filed a motion for class certification. On June 13, 2025, the plaintiffs moved for preliminary approval of a settlement, which will not require a contribution from GS&Co.

91	Goldman Sachs September 2025 Form 10-Q

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
Venture Global, Inc. GS&Co. is among the underwriters named as defendants in a putative securities class action filed on April 15, 2025 in the U.S. District Court for the Eastern District of Virginia and transferred to the U.S. District Court for the Southern District of New York on June 2, 2025 relating to Venture Global, Inc.’s (Venture Global) approximately $1.8 billion January 2025 initial public offering of common stock. In addition to the underwriters, the defendants include Venture Global and certain of its officers and directors. GS&Co. underwrote 15,875,728 shares of common stock representing an aggregate offering price of approximately $397 million. GS&Co. is also among the underwriters named as defendants in related purported shareholder derivative actions filed beginning on May 7, 2025 in, or subsequently transferred to, the U.S. District Court for the Southern District of New York. The derivative actions include allegations that the underwriters aided and abetted breaches of fiduciary duties by the director and officer defendants and seeks unspecified damages and injunctive relief. On July 23, 2025, the court stayed the derivative actions pending the resolution of the putative securities class action. On September 16, 2025, the plaintiffs filed an amended complaint in the putative securities class action.

Ibotta, Inc. GS&Co. is among the underwriters named as defendants in putative securities class actions filed beginning on April 17, 2025 and consolidated in the U.S. District Court for the District of Colorado relating to Ibotta, Inc.’s (Ibotta) approximately $664 million April 2024 initial public offering of common stock. In addition to the underwriters, the defendants include Ibotta and certain of its officers and directors. GS&Co. underwrote 2,565,235 shares of common stock representing an aggregate offering price of approximately $226 million.
Silvergate Capital Corporation. GS&Co. is among the underwriters and sales agents named as defendants in a putative securities class action filed on January 19, 2023 in the U.S. District Court for the Southern District of California, as amended on May 11, 2023, relating to Silvergate Capital Corporation’s (Silvergate) approximately $288 million January 2021 public offering of common stock, approximately $300 million “at-the-market” offering of common stock conducted from March through May 2021, approximately $200 million July 2021 public offering of depositary shares representing interests in preferred stock, and approximately $552 million December 2021 public offering of common stock. In addition to the underwriters and sales agents, the defendants include Silvergate and certain of its officers and directors. GS&Co. underwrote 1,711,313 shares of common stock in the January 2021 public offering of common stock representing an aggregate offering price of approximately $108 million, acted as a sales agent with respect to up to a $300 million aggregate offering price of shares of common stock in the March through May 2021 “at-the-market” offering, underwrote 1,600,000 depositary shares in the July 2021 public offering representing an aggregate offering price of approximately $40 million, and underwrote 1,375,397 shares of common stock in the December 2021 public offering of common stock representing an aggregate offering price of approximately $199 million. On July 10, 2023, the defendants moved to dismiss the consolidated amended complaint. On September 17, 2024, Silvergate and two affiliates filed Chapter 11 bankruptcy petitions in the U.S. Bankruptcy Court for the District of Delaware. On May 14, 2025, the bankruptcy court preliminarily approved a settlement, and on September 3, 2025, the district court approved the settlement, subject to the bankruptcy court’s final approval and the effectiveness of the Chapter 11 bankruptcy plan of Silvergate. The firm has paid the full amount of its proposed contribution to the settlement into an escrow account.

Goldman Sachs September 2025 Form 10-Q	92

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
agilon health, inc. GS&Co. is among the underwriters named as defendants in putative securities class actions filed beginning on March 19, 2024 and consolidated in the U.S. District Court for the Western District of Texas, relating to agilon health, inc.’s (agilon) approximately $1.2 billion April 2021 initial public offering, approximately $587 million September 2021 secondary equity offering and approximately $1.8 billion May 2023 secondary equity offering. In addition to the underwriters, the defendants include agilon, certain of its officers and directors and certain of its shareholders. GS&Co. underwrote 10,631,949 shares of common stock in the April 2021 initial public offering representing an aggregate offering price of approximately $245 million, 3,759,588 shares of common stock in the September 2021 secondary equity offering representing an aggregate offering price of approximately $113 million and 26,879,772 shares of common stock in the May 2023 secondary equity offering, of which 2,731,638 shares were purchased by agilon, representing an aggregate offering price of approximately $519 million sold to third parties. On September 6, 2024, the plaintiffs filed a consolidated complaint, and on August 15, 2025, the court granted the underwriter defendants’ motion to dismiss the consolidated complaint without prejudice.
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
GS&Co. is also among the defendants named in a related putative class action filed on June 2, 2021 in the U.S. District Court for the Southern District of New York. The complaint alleges the same conspiracy in the market for VRDOs as that alleged in the consolidated amended complaint filed on May 31, 2019, and asserts federal antitrust law, state law and state common law claims against the defendants. The complaint seeks declaratory and injunctive relief, as well as unspecified amounts of compensatory, treble and other damages. On August 6, 2021, plaintiffs in the May 31, 2019 action filed an amended complaint consolidating the June 2, 2021 action with the May 31, 2019 action. On September 14, 2021, defendants filed a joint partial motion to dismiss the August 6, 2021 amended consolidated complaint. On June 28, 2022, the court granted in part and denied in part the defendants’ motion to dismiss, dismissing the state breach of fiduciary duty claim against GS&Co., but declining to dismiss any portion of the federal antitrust law claims. On September 21, 2023, the court granted the plaintiffs’ motion for class certification, and on August 1, 2025, the U.S. Court of Appeals for the Second Circuit affirmed the court’s grant of class certification.

93	Goldman Sachs September 2025 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Interest Rate Swap Antitrust Litigation
Group Inc., GS&Co., GSI, GS Bank USA and Goldman Sachs Financial Markets, L.P. are among the defendants named in two antitrust actions relating to the trading of interest rate swaps, commenced in April 2016 and June 2018, respectively, in the U.S. District Court for the Southern District of New York by three operators of swap execution facilities and certain of their affiliates. These actions have been consolidated for pretrial proceedings. The complaints generally assert claims under federal and state antitrust laws and state common law in connection with an alleged conspiracy among the defendants to preclude exchange trading of interest rate swaps. The complaints seek declaratory and injunctive relief, as well as treble damages in an unspecified amount. Defendants moved to dismiss the first action and the district court dismissed the state common law claims asserted by the plaintiffs in the first action and limited the antitrust claims to the period from 2013 to 2016. On November 20, 2018, the court granted in part and denied in part the defendants’ motion to dismiss the second action, dismissing the state common law claims for unjust enrichment and tortious interference, but denying dismissal of the federal and state antitrust claims.
Corporate Bonds Antitrust Litigation
Group Inc. and GS&Co. are among the dealers named as defendants in a putative class action relating to the secondary market for odd-lot corporate bonds, filed on April 21, 2020 in the U.S. District Court for the Southern District of New York. The amended consolidated complaint, filed on October 29, 2020, asserts claims under federal antitrust law in connection with alleged anti-competitive conduct by the defendants in the secondary market for odd-lots of corporate bonds, and seeks declaratory and injunctive relief, as well as unspecified monetary damages, including treble and punitive damages and restitution. On October 25, 2021, the court granted defendants’ motion to dismiss with prejudice. On November 10, 2022, the district court denied the plaintiffs’ motion for an indicative ruling that the judgment should be vacated because the wife of the district judge owned stock in one of the defendants and the district judge did not recuse himself. On July 2, 2024, the U.S. Court of Appeals for the Second Circuit vacated the district court’s dismissal and remanded the case for further proceedings. On September 3, 2024, the plaintiffs filed a second amended complaint, and on September 2, 2025, the court granted the defendants’ motion to dismiss the second amended complaint.

Credit Default Swap Antitrust Litigation
Group Inc., GS&Co. and GSI were among the defendants named in a putative antitrust class action relating to the settlement of credit default swaps, filed on June 30, 2021 in the U.S. District Court for the District of New Mexico. The complaint generally asserts claims under federal antitrust law and the Commodity Exchange Act in connection with an alleged conspiracy among the defendants to manipulate the benchmark price used to value credit default swaps for settlement. The complaint also asserts a claim for unjust enrichment under state common law. The complaint seeks declaratory and injunctive relief, as well as unspecified amounts of treble and other damages. On November 15, 2021, the defendants filed a motion to dismiss the complaint. On February 4, 2022, the plaintiffs filed an amended complaint and voluntarily dismissed Group Inc. from the action. On June 5, 2023, the court dismissed the claims against certain foreign defendants for lack of personal jurisdiction but denied the defendants’ motion to dismiss with respect to GS&Co., GSI and the remaining defendants. On January 24, 2024, the court granted the defendants’ motion to stay the proceedings pending the resolution of the motion filed by the defendants on November 3, 2023 in the U.S. District Court for the Southern District of New York to enforce a 2015 settlement and release among the parties. On January 26, 2024, the U.S. District Court for the Southern District of New York granted the defendants’ motion to enforce the settlement and release and enjoined the plaintiffs from pursuing any claims against the defendants in the New Mexico action for any alleged violation of law based on conduct before June 30, 2014, and on May 20, 2025, the U.S. Court of Appeals for the Second Circuit dismissed the plaintiffs’ appeal of the district court’s order for lack of subject matter jurisdiction. On October 10, 2025, the defendants filed a motion for judgment on the pleadings.

Goldman Sachs September 2025 Form 10-Q	94

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
The firm is cooperating with all such governmental and regulatory investigations and reviews.

95	Goldman Sachs September 2025 Form 10-Q

Report of Independent Registered Public
Accounting Firm
To the Board of Directors and Shareholders of The Goldman Sachs Group, Inc.
Results of Review of Interim Financial Statements
We have reviewed the accompanying consolidated balance sheet of The Goldman Sachs Group, Inc. and its subsidiaries (the Company) as of September 30, 2025, the related consolidated statements of earnings, comprehensive income and changes in shareholders’ equity for the three-month and nine-month periods ended September 30, 2025 and 2024, and the consolidated statements of cash flows for the nine-month periods ended September 30, 2025 and 2024, including the related notes (collectively referred to as the “interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.
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
/s/ PricewaterhouseCoopers LLP
New York, New York
October 31, 2025

Goldman Sachs September 2025 Form 10-Q	96

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Statistical Disclosures
Distribution of Assets, Liabilities and Shareholders’ Equity
The tables below present information about average balances, interest and average interest rates.

	Average Balance for the
	Three Months Ended September		Nine Months Ended September
$ in millions	2025	2024	2025	2024
Assets
U.S.	$116,013	$106,919	$99,833	$113,857
Non-U.S.	63,898	92,195	67,407	106,516
Deposits with banks	179,911	199,114	167,240	220,373
U.S.	225,199	241,390	226,714	248,150
Non-U.S.	142,577	144,107	144,232	142,367
Collateralized agreements	367,776	385,497	370,946	390,517
U.S.	318,749	300,110	324,033	279,894
Non-U.S.	244,632	211,812	229,303	191,319
Trading assets	563,381	511,922	553,336	471,213
U.S.	185,974	155,993	181,405	144,583
Non-U.S.	17,384	14,831	16,454	14,432
Investments	203,358	170,824	197,859	159,015
U.S.	195,406	169,233	189,681	165,842
Non-U.S.	17,541	16,442	17,898	16,253
Loans	212,947	185,675	207,579	182,095
U.S.	98,668	77,846	94,237	80,056
Non-U.S.	63,019	57,338	58,898	58,872
Other interest-earning assets	161,687	135,184	153,135	138,928
Interest-earning assets	1,689,060	1,588,216	1,650,095	1,562,141
Cash and due from banks	4,912	5,508	4,871	5,823
Other non-interest-earning assets	112,187	97,651	111,950	100,487
Assets	$1,806,159	$1,691,375	$1,766,916	$1,668,451

Liabilities
U.S.	$362,128	$334,829	$351,132	$332,098
Non-U.S.	111,809	97,162	107,808	97,259
Interest-bearing deposits	473,937	431,991	458,940	429,357
U.S.	167,814	203,294	178,850	198,090
Non-U.S.	120,334	107,253	116,255	113,216
Collateralized financings	288,148	310,547	295,105	311,306
U.S.	82,428	57,335	76,394	57,255
Non-U.S.	104,331	82,983	91,957	79,633
Trading liabilities	186,759	140,318	168,351	136,888
U.S.	45,035	53,583	46,961	51,795
Non-U.S.	41,495	36,993	39,187	36,140
Short-term borrowings	86,530	90,576	86,148	87,935
U.S.	213,726	197,449	210,926	191,882
Non-U.S.	71,077	57,242	64,981	53,650
Long-term borrowings	284,803	254,691	275,907	245,532
U.S.	144,109	148,772	147,533	144,863
Non-U.S.	95,663	88,280	89,206	89,139
Other interest-bearing liabilities	239,772	237,052	236,739	234,002
Interest-bearing liabilities	1,559,949	1,465,175	1,521,190	1,445,020
Non-interest-bearing deposits	5,800	5,144	5,650	4,967
Other non-interest-bearing liabilities	116,903	101,156	116,632	99,811
Liabilities	1,682,652	1,571,475	1,643,472	1,549,798
Shareholders’ equity
Preferred stock	15,153	12,878	14,963	12,183
Common stock	108,354	107,022	108,481	106,470
Shareholders’ equity	123,507	119,900	123,444	118,653
Liabilities and shareholders’ equity	$1,806,159	$1,691,375	$1,766,916	$1,668,451
Percentage attributable to non-U.S. operations
Interest-earning assets	32.51%	33.79%	32.37%	33.91%
Interest-bearing liabilities	34.92%	32.07%	33.49%	32.46%

	Interest for the
	Three Months Ended September		Nine Months Ended September
$ in millions	2025	2024	2025	2024
Assets
U.S.	$1,276	$1,473	$3,281	$4,751
Non-U.S.	383	881	1,292	2,838
Deposits with banks	1,659	2,354	4,573	7,589
U.S.	3,258	3,623	9,742	10,715
Non-U.S.	1,462	1,524	4,274	4,345
Collateralized agreements	4,720	5,147	14,016	15,060
U.S.	2,609	2,619	7,877	6,899
Non-U.S.	1,696	1,444	4,849	3,441
Trading assets	4,305	4,063	12,726	10,340
U.S.	1,826	1,493	5,216	3,742
Non-U.S.	159	163	464	511
Investments	1,985	1,656	5,680	4,253
U.S.	4,107	3,885	11,484	11,117
Non-U.S.	304	345	916	1,029
Loans	4,411	4,230	12,400	12,146
U.S.	2,436	2,359	6,814	7,118
Non-U.S.	1,306	1,639	3,785	4,937
Other interest-earning assets	3,742	3,998	10,599	12,055
Interest-earning assets	$20,822	$21,448	$59,994	$61,443
Liabilities
U.S.	$3,660	$4,138	$10,707	$12,080
Non-U.S.	1,010	1,160	3,038	3,474
Interest-bearing deposits	4,670	5,298	13,745	15,554
U.S.	2,898	3,110	8,669	8,851
Non-U.S.	1,399	1,337	4,002	4,109
Collateralized financings	4,297	4,447	12,671	12,960
U.S.	507	331	1,417	870
Non-U.S.	589	428	1,571	1,211
Trading liabilities	1,096	759	2,988	2,081
U.S.	219	496	820	1,346
Non-U.S.	75	93	235	282
Short-term borrowings	294	589	1,055	1,628
U.S.	2,483	2,795	7,445	8,154
Non-U.S.	63	79	173	218
Long-term borrowings	2,546	2,874	7,618	8,372
U.S.	2,491	3,094	7,447	9,067
Non-U.S.	1,576	2,040	4,619	6,070
Other interest-bearing liabilities	4,067	5,134	12,066	15,137
Interest-bearing liabilities	$16,970	$19,101	$50,143	$55,732
Net interest income
U.S.	$3,254	$1,488	$7,909	$3,974
Non-U.S.	598	859	1,942	1,737
Net interest income	$3,852	$2,347	$9,851	$5,711

97	Goldman Sachs September 2025 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Statistical Disclosures

	Annualized Average Rate for the
	Three Months Ended September		Nine Months Ended September
	2025	2024	2025	2024
Assets
U.S.	4.36%	5.39%	4.39%	5.56%
Non-U.S.	2.38%	3.74%	2.56%	3.55%
Deposits with banks	3.66%	4.63%	3.66%	4.59%
U.S.	5.74%	5.88%	5.75%	5.76%
Non-U.S.	4.07%	4.14%	3.96%	4.07%
Collateralized agreements	5.09%	5.23%	5.05%	5.14%
U.S.	3.25%	3.42%	3.25%	3.29%
Non-U.S.	2.75%	2.67%	2.83%	2.40%
Trading assets	3.03%	3.11%	3.07%	2.93%
U.S.	3.90%	3.75%	3.84%	3.45%
Non-U.S.	3.63%	4.30%	3.77%	4.72%
Investments	3.87%	3.80%	3.84%	3.57%
U.S.	8.34%	8.99%	8.09%	8.94%
Non-U.S.	6.88%	8.21%	6.84%	8.44%
Loans	8.22%	8.92%	7.99%	8.89%
U.S.	9.80%	11.86%	9.67%	11.86%
Non-U.S.	8.22%	11.19%	8.59%	11.18%
Other interest-earning assets	9.18%	11.58%	9.25%	11.57%
Interest-earning assets	4.89%	5.29%	4.86%	5.24%
Liabilities
U.S.	4.01%	4.84%	4.08%	4.85%
Non-U.S.	3.58%	4.67%	3.77%	4.76%
Interest-bearing deposits	3.91%	4.80%	4.00%	4.83%
U.S.	6.85%	5.99%	6.48%	5.96%
Non-U.S.	4.61%	4.88%	4.60%	4.84%
Collateralized financings	5.92%	5.61%	5.74%	5.55%
U.S.	2.44%	2.26%	2.48%	2.03%
Non-U.S.	2.24%	2.02%	2.28%	2.03%
Trading liabilities	2.33%	2.12%	2.37%	2.03%
U.S.	1.93%	3.62%	2.33%	3.46%
Non-U.S.	0.72%	0.98%	0.80%	1.04%
Short-term borrowings	1.35%	2.55%	1.64%	2.47%
U.S.	4.61%	5.54%	4.72%	5.67%
Non-U.S.	0.35%	0.54%	0.36%	0.54%
Long-term borrowings	3.55%	4.42%	3.69%	4.55%
U.S.	6.86%	8.14%	6.75%	8.35%
Non-U.S.	6.54%	9.05%	6.92%	9.08%
Other interest-bearing liabilities	6.73%	8.48%	6.81%	8.62%
Interest-bearing liabilities	4.32%	5.10%	4.41%	5.14%

Interest rate spread	0.57%	0.19%	0.45%	0.10%
U.S.	1.13%	0.55%	0.95%	0.51%
Non-U.S.	0.43%	0.63%	0.49%	0.44%
Net yield on interest-earning assets	0.90%	0.58%	0.80%	0.49%
In the tables above:
•Assets, liabilities and interest are classified as U.S. and non-U.S. based on the location of the legal entity in which the assets and liabilities are held.
•Derivative instruments and commodities are included in other non-interest-earning assets and other non-interest-bearing liabilities.
•Average collateralized agreements included $155.83 billion of resale agreements and $211.95 billion of securities borrowed for the three months ended September 2025, $180.86 billion of resale agreements and $204.64 billion of securities borrowed for the three months ended September 2024, $162.38 billion of resale agreements and $208.57 billion of securities borrowed for the nine months ended September 2025, and $186.14 billion of resale agreements and $204.38 billion of securities borrowed for the nine months ended September 2024.
•Other interest-earning assets primarily consists of certain receivables from customers and counterparties.
•Average collateralized financings included $228.88 billion of repurchase agreements and $59.27 billion of securities loaned for the three months ended September 2025, $247.00 billion of repurchase agreements and $63.55 billion of securities loaned for the three months ended September 2024, $237.76 billion of repurchase agreements and $57.35 billion of securities loaned for the nine months ended September 2025, and $246.53 billion of repurchase agreements and $64.78 billion of securities borrowed for the nine months ended September 2024.
•Substantially all other interest-bearing liabilities consists of certain payables to customers and counterparties.
•Interest rates for borrowings include the effects of interest rate swaps accounted for as hedges.
•Loans exclude loans held for sale that are accounted for at the lower of cost or fair value. Such loans are included within other interest-earning assets.
•Short- and long-term borrowings include both secured and unsecured borrowings.

Goldman Sachs September 2025 Form 10-Q	98

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
This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2024. References to “the 2024 Form 10-K” are to our Annual Report on Form 10-K for the year ended December 31, 2024. References to “this Form 10-Q” are to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2025. All references to “the consolidated financial statements” or “Statistical Disclosures” are to Part I, Item 1 of this Form 10-Q. The consolidated financial statements are unaudited. All references to September 2025, June 2025 and September 2024 refer to our periods ended, or the dates, as the context requires, September 30, 2025, June 30, 2025 and September 30, 2024, respectively. All references to December 2024 refer to the date December 31, 2024. Any reference to a future year refers to a year ending on December 31 of that year. Certain reclassifications have been made to previously reported amounts to conform to the current presentation.

Executive Overview
Three Months Ended September 2025 versus September 2024. We generated net earnings of $4.10 billion for the third quarter of 2025, compared with $2.99 billion for the third quarter of 2024. Diluted earnings per common share (EPS) was $12.25 for the third quarter of 2025, compared with $8.40 for the third quarter of 2024. Annualized return on average common shareholders’ equity (ROE) was 14.2% for the third quarter of 2025, compared with 10.4% for the third quarter of 2024. Book value per common share was $353.79 as of September 2025, 1.2% higher compared with June 2025 and 5.1% higher compared with December 2024.
Net revenues were $15.18 billion for the third quarter of 2025, 20% higher than the third quarter of 2024, reflecting higher net revenues across all segments. The increase in net revenues in Global Banking & Markets primarily reflected significantly higher Investment banking fees and higher net revenues in Fixed Income, Currency and Commodities (FICC) and Equities. The increase in net revenues in Asset & Wealth Management primarily reflected higher Management and other fees and significantly higher net revenues in Private banking and lending. The increase in Platform Solutions net revenues primarily reflected a net loss in the prior year period related to the General Motors (GM) credit card program that was transferred to held for sale.
Provision for credit losses was $339 million for the third quarter of 2025, compared with $397 million for the third quarter of 2024. Provisions for the third quarter of 2025 primarily reflected net provisions related to the credit card portfolio (driven by net charge-offs). Provisions for the third quarter of 2024 reflected net provisions related to the credit card portfolio (primarily driven by net charge-offs), partially offset by a net benefit related to the wholesale portfolio (driven by recoveries on previously impaired loans).
Operating expenses were $9.45 billion for the third quarter of 2025, 14% higher than the third quarter of 2024, primarily reflecting increases in compensation and benefits expenses (reflecting improved operating performance), transaction based expenses, charitable contributions to Goldman Sachs Gives and net provisions for litigation and regulatory proceedings. Our efficiency ratio (total operating expenses divided by total net revenues) was 62.3% for the third quarter of 2025, compared with 65.5% for the third quarter of 2024.

99	Goldman Sachs September 2025 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
During the third quarter of 2025, we returned a total of $3.25 billion of capital to common shareholders, including $2.00 billion of common share repurchases and $1.25 billion of common stock dividends. As of September 2025, our Common Equity Tier 1 (CET1) capital ratio was 14.3% under the Standardized Capital Rules and 15.1% under the Advanced Capital Rules. See Note 20 to the consolidated financial statements for further information about our capital ratios.
Nine Months Ended September 2025 versus September 2024. We generated net earnings of $12.56 billion for the first nine months of 2025, compared with $10.17 billion for the first nine months of 2024. Diluted EPS was $37.33 for the first nine months of 2025, compared with $28.64 for the first nine months of 2024. Annualized ROE was 14.6% for the first nine months of 2025, compared with 12.0% for the first nine months of 2024.
Net revenues were $44.83 billion for the first nine months of 2025, 13% higher than the first nine months of 2024, reflecting higher net revenues across all segments. The increase in net revenues in Global Banking & Markets primarily reflected significantly higher net revenues in Equities, higher Investment banking fees and higher net revenues in FICC. The increase in net revenues in Asset & Wealth Management reflected higher Management and other fees and significantly higher net revenues in Private banking and lending, partially offset by significantly lower net revenues in both Equity investments and Debt investments. The increase in Platform Solutions net revenues primarily reflected a net loss in the prior year period related to the GM credit card program that was transferred to held for sale.
Provision for credit losses was $1.01 billion for the first nine months of 2025, compared with $997 million for the first nine months of 2024. Provisions for the first nine months of 2025 reflected net provisions related to the credit card portfolio (driven by net charge-offs) and wholesale loans (primarily driven by impairments). Provisions for the first nine months of 2024 reflected net provisions related to the credit card portfolio (primarily driven by net charge-offs).

Operating expenses were $27.82 billion for the first nine months of 2025, 9% higher than the first nine months of 2024, reflecting increases in compensation and benefits expenses (reflecting improved operating performance), transaction based expenses, and charitable contributions to Goldman Sachs Gives, partially offset by significantly lower expenses, including impairments, from consolidated investment entities (CIEs). Our efficiency ratio was 62.1% for the first nine months of 2025, compared with 64.3% for the first nine months of 2024.
During the first nine months of 2025, we returned a total of $12.55 billion of capital to common shareholders, including $9.36 billion of common stock repurchases and $3.19 billion of common stock dividends.
Business Environment
During the third quarter of 2025, global economic activity remained resilient, including in the U.S., but continued to be impacted by inflationary pressures, ongoing geopolitical concerns and uncertainty resulting from changes in international trade policies (including tariffs). Markets continued to be focused on the timing and amount of policy interest rate cuts by central banks globally, including the first rate cut this year by the U.S. Federal Reserve. Global equity prices were generally higher compared with the end of the second quarter of 2025, with some equity indices reaching record highs.
There remains uncertainty and concerns about geopolitical risks, inflation, central bank policies and international trade policies (including tariffs). See “Results of Operations — Segment Assets and Operating Results — Segment Operating Results” for further information about the operating environment for each of our business segments.

Goldman Sachs September 2025 Form 10-Q	100

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

Instruments classified in level 3 of the fair value hierarchy are those which require one or more significant inputs that are not observable. Level 3 financial assets represented 1.2% of our total assets as of September 2025, June 2025 and December 2024. See Notes 4 and 5 to the consolidated financial statements for further information about level 3 financial assets, including changes in level 3 financial assets and related fair value measurements. Absent evidence to the contrary, instruments classified in level 3 of the fair value hierarchy are initially valued at transaction price, which is considered to be the best initial estimate of fair value. Subsequent to the transaction date, we use other methodologies to determine fair value, which vary based on the type of instrument. Estimating the fair value of level 3 financial instruments requires judgments to be made. These judgments include:
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

101	Goldman Sachs September 2025 Form 10-Q

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

Goldman Sachs September 2025 Form 10-Q	102

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
To estimate the potential impact of an adverse macroeconomic environment on our allowance for credit losses, we, among other things, compared the expected credit losses under the weighted average forecast used in the calculation of allowance for credit losses as of September 2025 (which was weighted towards the baseline and adverse economic scenarios) to the expected credit losses under a 100% weighted adverse economic scenario. The adverse economic scenario of the forecast model reflects a global recession in the fourth quarter of 2025 through the third quarter of 2026, resulting in an economic contraction and rising unemployment rates. A 100% weighting to the adverse economic scenario would have resulted in an approximate $0.7 billion increase in our allowance for credit losses as of September 2025. This hypothetical increase does not take into consideration any potential adjustments to qualitative reserves. The forecasts of macroeconomic conditions are inherently uncertain and do not take into account any other offsetting or correlated effects. The actual credit loss in an adverse macroeconomic environment may differ significantly from this estimate. See Note 9 to the consolidated financial statements for further information about the allowance for credit losses.
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

103	Goldman Sachs September 2025 Form 10-Q

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
Recent Accounting Developments
See Note 3 to the consolidated financial statements for information about Recent Accounting Developments.

Goldman Sachs September 2025 Form 10-Q	104

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
Financial Overview
The table below presents an overview of our financial results and selected financial ratios.

	Three Months Ended September		Nine Months Ended September
$ in millions, except per share amounts	2025	2024	2025	2024
Net revenues	$15,184	$12,699	$44,829	$39,643
Pre-tax earnings	$5,392	$3,987	$15,997	$13,140
Net earnings	$4,098	$2,990	$12,559	$10,165
Net earnings to common	$3,860	$2,780	$11,916	$9,602
Diluted EPS	$12.25	$8.40	$37.33	$28.64
ROE	14.2%	10.4%	14.6%	12.0%
ROTE	15.2%	11.1%	15.6%	12.9%
Net earnings to average assets	0.9%	0.7%	0.9%	0.8%
Return on shareholders’ equity	13.3%	10.0%	13.6%	11.4%
Average equity to average assets	6.8%	7.1%	7.0%	7.1%
Dividend payout ratio	32.7%	35.7%	26.8%	29.7%
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

	Average for the
	Three Months Ended September		Nine Months Ended September
$ in millions	2025	2024	2025	2024
Total shareholders’ equity	$123,507	$119,900	$123,444	$118,653
Preferred stock	(15,153)	(12,878)	(14,963)	(12,183)
Common shareholders’ equity	108,354	107,022	108,481	106,470
Goodwill	(5,944)	(5,905)	(5,907)	(5,902)
Identifiable intangible assets	(870)	(978)	(862)	(1,042)
Tangible common shareholders’ equity	$101,540	$100,139	$101,712	$99,526
•Net earnings to average assets is calculated by dividing annualized net earnings by average total assets.
•Return on shareholders’ equity is calculated by dividing annualized net earnings by average shareholders’ equity.
•Average equity to average assets is calculated by dividing average shareholders’ equity by average total assets.
•Dividend payout ratio is calculated by dividing dividends declared per common share by diluted EPS.
Net Revenues
The table below presents our net revenues by line item.

	Three Months Ended September		Nine Months Ended September
$ in millions	2025	2024	2025	2024
Investment banking	$2,659	$1,864	$6,769	$5,682
Investment management	2,952	2,649	8,548	7,673
Commissions and fees	1,110	873	3,537	3,001
Market making	3,868	4,127	14,324	14,557
Other principal transactions	743	839	1,800	3,019
Total non-interest revenues	11,332	10,352	34,978	33,932
Interest income	20,822	21,448	59,994	61,443
Interest expense	16,970	19,101	50,143	55,732
Net interest income	3,852	2,347	9,851	5,711
Total net revenues	$15,184	$12,699	$44,829	$39,643
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

105	Goldman Sachs September 2025 Form 10-Q

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
Operating Environment. During the third quarter of 2025, the operating environment was generally characterized by prolonged geopolitical tensions and continued broad macroeconomic concerns, including concerns and uncertainty about inflation, central bank policies and changes in international trade policies (including tariffs). Industry-wide investment banking activity levels experienced an increase in industry-wide completed mergers and acquisitions volumes and equity underwriting volumes compared with the second quarter of 2025, while debt underwriting volumes were lower. In market making, activity levels decreased compared with the prior quarter. Additionally, global equity prices were generally higher compared with the end of the second quarter of 2025. In the U.S., the rate of unemployment remained low and the pace of growth in consumer spending improved compared with the second quarter of 2025.
If uncertainty and concerns about geopolitical tensions and the economic outlook remain elevated or grow, including those about inflation, central bank policies, the duration of the current federal government shutdown in the U.S. and changes in international trade policies, including the imposition of tariffs, it may lead to a decline in asset prices, a further decline in market-making activity levels, or a decline in investment banking activity levels, and net revenues and provision for credit losses would likely be negatively impacted. See “Segment Assets and Operating Results — Segment Operating Results” for information about the operating environment and material trends and uncertainties that may impact our results of operations.
Three Months Ended September 2025 versus September 2024. Net revenues in the consolidated statements of earnings were $15.18 billion for the third quarter of 2025, 20% higher than the third quarter of 2024, reflecting significantly higher net interest income, investment banking revenues and commissions and fees, and higher investment management revenues, partially offset by lower market making revenues.

Non-Interest Revenues. Investment banking revenues in the consolidated statements of earnings were $2.66 billion for the third quarter of 2025, 43% higher than the third quarter of 2024, primarily due to significantly higher revenues in advisory, reflecting a significant increase in completed mergers and acquisitions volumes, and in debt underwriting, primarily driven by an increase in leveraged finance activity.
Investment management revenues in the consolidated statements of earnings were $2.95 billion for the third quarter of 2025, 11% higher than the third quarter of 2024, primarily due to higher management and other fees, primarily reflecting the impact of higher average assets under supervision (AUS).
Commissions and fees in the consolidated statements of earnings were $1.11 billion for the third quarter of 2025, 27% higher than the third quarter of 2024, primarily reflecting a loss in the prior year period related to the GM credit card program that was transferred to held for sale and higher commissions and fees in Equities, reflecting generally higher market volumes and increased transaction fees.
Market making revenues in the consolidated statements of earnings were $3.87 billion for the third quarter of 2025, 6% lower than the third quarter of 2024, reflecting significantly lower net revenues from intermediation activities, partially offset by higher net revenues from financing activities. The decrease from intermediation activities primarily reflected significantly lower revenues in currencies and equity products, partially offset by significantly higher revenues in interest rate products. The increase from financing activities reflected higher revenues in equities financing.
Other principal transactions revenues in the consolidated statements of earnings were $743 million for the third quarter of 2025, 11% lower than the third quarter of 2024, primarily reflecting significantly lower net gains from derivatives related to our funding activities.
Net Interest Income. Net interest income in the consolidated statements of earnings was $3.85 billion for the third quarter of 2025, 64% higher than the third quarter of 2024, reflecting a decrease in interest expense, partially offset by a decrease in interest income. The decrease in interest expense primarily related to other interest-bearing liabilities, deposits and borrowings (each reflecting the impact of lower average interest rates), partially offset by an increase in interest expense related to trading liabilities (reflecting the impact of higher average balances). The decrease in interest income primarily related to deposits with banks and collateralized agreements (each reflecting the impact of lower average interest rates and lower average balances), partially offset by an increase in interest income related to investments (reflecting the impact of higher average balances). See “Statistical Disclosures — Distribution of Assets, Liabilities and Shareholders’ Equity” for further information about our sources of net interest income.

Goldman Sachs September 2025 Form 10-Q	106

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
Nine Months Ended September 2025 versus September 2024. Net revenues in the consolidated statements of earnings were $44.83 billion for the first nine months of 2025, 13% higher than the first nine months of 2024, primarily reflecting significantly higher net interest income and higher investment banking revenues, investment management revenues, and commissions and fees, partially offset by significantly lower other principal transactions revenues.
Non-Interest Revenues. Investment banking revenues in the consolidated statements of earnings were $6.77 billion for the first nine months of 2025, 19% higher than the first nine months of 2024, primarily due to significantly higher revenues in advisory, reflecting a significant increase in industry-wide completed mergers and acquisitions volumes.
Investment management revenues in the consolidated statements of earnings were $8.55 billion for the first nine months of 2025, 11% higher than the first nine months of 2024, primarily due to higher management and other fees, primarily reflecting the impact of higher average AUS.
Commissions and fees in the consolidated statements of earnings were $3.54 billion for the first nine months of 2025, 18% higher than the first nine months of 2024, primarily due to higher commissions and fees in Equities, reflecting generally higher market volumes and increased transaction fees.
Market making revenues in the consolidated statements of earnings were $14.32 billion for the first nine months of 2025, 2% lower than the first nine months of 2024, due to slightly lower net revenues from intermediation activities, primarily reflecting significantly lower revenues in mortgages and currencies, partially offset by significantly higher revenues in equity products.
Other principal transactions revenues in the consolidated statements of earnings were $1.80 billion for the first nine months of 2025, 40% lower than the first nine months of 2024, primarily reflecting significantly lower net gains from both investments in private equities and derivatives related to our funding activities.

Net Interest Income. Net interest income in the consolidated statements of earnings was $9.85 billion for the first nine months of 2025, 72% higher than the first nine months of 2024, reflecting a decrease in interest expense, partially offset by a decrease in interest income. The decrease in interest expense primarily related to other interest-bearing liabilities, deposits and borrowings (each reflecting the impact of lower average interest rates), partially offset by an increase in interest expense related to trading liabilities (reflecting the impact of higher average balances and higher yields). The decrease in interest income primarily related to deposits with banks and collateralized agreements (each reflecting the impact of lower average balances and lower average interest rates) and other interest-earning assets (reflecting the impact of lower average interest rates), partially offset by an increase in interest income related to trading assets and investments (each reflecting the impact of higher average balances). See “Statistical Disclosures — Distribution of Assets, Liabilities and Shareholders’ Equity” for further information about our sources of net interest income.
Provision for Credit Losses
Provision for credit losses consists of provision for credit losses on financial assets and commitments accounted for at amortized cost, including loans and lending commitments held for investment. See Note 9 to the consolidated financial statements for further information about the provision for credit losses on loans and lending commitments.
The table below presents our provision for credit losses.

	Three Months Ended September		Nine Months Ended September
$ in millions	2025	2024	2025	2024
Provision for credit losses	$339	$397	$1,010	$997
Three Months Ended September 2025 versus September 2024. Provision for credit losses in the consolidated statements of earnings was $339 million for the third quarter of 2025, compared with $397 million for the third quarter of 2024. Provisions for the third quarter of 2025 primarily reflected net provisions related to the credit card portfolio (driven by net charge-offs). Provisions for the third quarter of 2024 reflected net provisions related to the credit card portfolio (primarily driven by net charge-offs), partially offset by a net benefit related to the wholesale portfolio (driven by recoveries on previously impaired loans).
Nine Months Ended September 2025 versus September 2024. Provision for credit losses in the consolidated statements of earnings was $1.01 billion for the first nine months of 2025, compared with $997 million for the first nine months of 2024. Provisions for the first nine months of 2025 reflected net provisions related to the credit card portfolio (driven by net charge-offs) and wholesale loans (primarily driven by impairments). Provisions for the first nine months of 2024 reflected net provisions related to the credit card portfolio (primarily driven by net charge-offs).

107	Goldman Sachs September 2025 Form 10-Q

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
The table below presents our operating expenses by line item and headcount.

	Three Months Ended September		Nine Months Ended September
$ in millions	2025	2024	2025	2024
Compensation and benefits	$4,680	$4,122	$14,241	$12,947
Transaction based	1,968	1,701	5,773	4,852
Market development	171	159	494	465
Communications and technology	545	498	1,581	1,468
Depreciation and amortization	531	621	1,655	1,894
Occupancy	242	242	709	733
Professional fees	432	400	1,296	1,177
Other expenses	884	572	2,073	1,970
Total operating expenses	$9,453	$8,315	$27,822	$25,506
Headcount at period-end	48,300	46,400
Three Months Ended September 2025 versus September 2024. Operating expenses in the consolidated statements of earnings were $9.45 billion for the third quarter of 2025, 14% higher than the third quarter of 2024. Our efficiency ratio was 62.3% for the third quarter of 2025, compared with 65.5% for the third quarter of 2024.
The increase in operating expenses, compared with the third quarter of 2024, primarily reflected increases in compensation and benefits expenses (reflecting improved operating performance), transaction based expenses, charitable contributions to Goldman Sachs Gives (in other expenses) and net provisions for litigation and regulatory proceedings (in other expenses). Net provisions for litigation and regulatory proceedings were $131 million for the third quarter of 2025, compared with $41 million for the third quarter of 2024.
As of September 2025, headcount increased by 4% compared with September 2024, primarily due to an increase in Asset & Wealth Management. As of September 2025, headcount increased 5% compared with June 2025, reflecting the timing of campus hires.

Nine Months Ended September 2025 versus September 2024. Operating expenses in the consolidated statements of earnings were $27.82 billion for the first nine months of 2025, 9% higher than the first nine months of 2024. Our efficiency ratio was 62.1% for the first nine months of 2025, compared with 64.3% for the first nine months of 2024. The ratio of compensation and benefits to net revenues, net of provision for credit losses, was 32.5% for the first nine months of 2025, compared with 33.0% for the first half of 2025 and 33.5% for the first nine months of 2024.
The increase in operating expenses, compared with the first nine months of 2024, reflected increases in compensation and benefits expenses (reflecting improved operating performance), transaction based expenses and charitable contributions to Goldman Sachs Gives (in other expenses). These increases were partially offset by significantly lower expenses, including impairments, from CIEs (primarily in depreciation and amortization, occupancy and other expenses). Net provisions for litigation and regulatory proceedings were $121 million for the first nine months of 2025, compared with $168 million for the first nine months of 2024.
As of September 2025, headcount increased by 4% compared with December 2024, primarily due to an increase in Asset & Wealth Management.
In the first nine months of 2025, we recognized severance expense of approximately $170 million, which was largely in connection with a headcount reduction initiative in the second quarter of 2025.
During the fourth quarter of 2025, we announced a multi-year initiative, OneGS 3.0, to transform our operating model. We expect that the new operating model will drive efficiencies and create capacity for future growth. We will constrain headcount growth through the end of 2025, in addition to a limited reduction in roles.
Provision for Taxes
The effective tax rate for the first nine months of 2025 was 21.5%, down from the full year effective tax rate of 22.4% for 2024, primarily due to an increase in tax benefits on the settlement of employee share-based awards, partially offset by a decrease in other permanent tax benefits, for the first nine months of 2025 compared with the full year of 2024. The increase compared with 20.2% for the first half of 2025 was primarily due to a decrease in the impact of tax benefits on the settlement of employee share-based awards. The impact of tax benefits related to employee share-based awards was a reduction to provision for taxes for the first nine months of 2025 of approximately $610 million, which reduced our effective tax rate by 3.8 percentage points, and increased our diluted EPS by $1.91 and annualized ROE by 0.7 percentage points.

Goldman Sachs September 2025 Form 10-Q	108

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
In July 2025, H.R.1, referred to as the One Big Beautiful Bill Act (OBBBA), was signed into law. OBBBA permanently extends and modifies certain domestic and international provisions from 2017’s Tax Cuts and Jobs Act and phases out certain Inflation Reduction Act of 2022 incentives for investments in clean energy. Certain domestic provisions will have retroactive effects beginning in 2025, while the international provisions will generally be effective beginning in 2026. The OBBBA legislation is not expected to have a material impact on our 2025 effective tax rate and the impact on future periods will depend on any guidance issued by the U.S. Treasury and the U.S. Internal Revenue Service (IRS).
We expect our 2025 annual effective tax rate to be approximately 22%.
Segment Assets and Operating Results
Segment Assets. The table below presents assets by segment.

	As of
	September	December
$ in millions	2025	2024
Global Banking & Markets	$1,535,623	$1,420,142
Asset & Wealth Management	206,929	193,328
Platform Solutions	65,430	62,502
Total	$1,807,982	$1,675,972
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
Segment Operating Results. The table below presents our segment operating results.

	Three Months Ended September		Nine Months Ended September
$ in millions	2025	2024	2025	2024
Global Banking & Markets
Net revenues	$10,115	$8,554	$30,942	$26,464
Provision for credit losses	86	54	330	95
Operating expenses	5,734	4,969	17,313	15,197
Pre-tax earnings	$4,295	$3,531	$13,299	$11,172
Net earnings to common	$3,070	$2,490	$9,939	$8,205
Average common equity	$78,000	$76,039	$78,013	$75,575
Return on average common equity	15.7%	13.1%	17.0%	14.5%

Asset & Wealth Management
Net revenues	$4,399	$3,754	$11,856	$11,421
Provision for credit losses	(33)	(109)	(116)	(189)
Operating expenses	3,296	2,848	9,203	8,819
Pre-tax earnings	$1,136	$1,015	$2,769	$2,791
Net earnings to common	$828	$727	$2,055	$2,053
Average common equity	$26,125	$26,475	$26,096	$26,348
Return on average common equity	12.7%	11.0%	10.5%	10.4%

Platform Solutions
Net revenues	$670	$391	$2,031	$1,758
Provision for credit losses	286	452	796	1,091
Operating expenses	423	498	1,306	1,490
Pre-tax earnings/(loss)	$(39)	$(559)	$(71)	$(823)
Net earnings/(loss) to common	$(38)	$(437)	$(78)	$(656)
Average common equity	$4,229	$4,508	$4,372	$4,547
Return on average common equity	(3.6)%	(38.8)%	(2.4)%	(19.2)%

Total
Net revenues	$15,184	$12,699	$44,829	$39,643
Provision for credit losses	339	397	1,010	997
Operating expenses	9,453	8,315	27,822	25,506
Pre-tax earnings	$5,392	$3,987	$15,997	$13,140
Net earnings to common	$3,860	$2,780	$11,916	$9,602
Average common equity	$108,354	$107,022	$108,481	$106,470
Return on average common equity	14.2%	10.4%	14.6%	12.0%
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

109	Goldman Sachs September 2025 Form 10-Q

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

Goldman Sachs September 2025 Form 10-Q	110

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
The table below presents our Global Banking & Markets assets.

	As of
	September	December
$ in millions	2025	2024
Cash and cash equivalents	$121,664	$129,687
Collateralized agreements	325,411	356,637
Customer and other receivables	153,979	113,646
Trading assets	579,829	508,379
Investments	181,055	161,381
Loans	153,221	130,670
Other assets	20,464	19,742
Total	$1,535,623	$1,420,142

The table below presents details about our Global Banking & Markets loans.

	As of
	September	December
$ in millions	2025	2024
Corporate	$25,863	$22,595
Real estate	44,640	37,705
Securities-based	5,178	4,279
Other collateralized	78,701	67,080
Other	119	198
Loans, gross	154,501	131,857
Allowance for loan losses	(1,280)	(1,187)
Total loans	$153,221	$130,670
The table below presents our average Global Banking & Markets gross loans.

	Three Months Ended September		Nine Months Ended September
$ in millions	2025	2024	2025	2024
Loans	$150,113	$128,383	$144,924	$124,963
The table below presents our Global Banking & Markets operating results.

	Three Months Ended September		Nine Months Ended September
$ in millions	2025	2024	2025	2024
Advisory	$1,404	$875	$3,370	$2,574
Equity underwriting	465	385	1,263	1,178
Debt underwriting	788	605	2,129	1,926
Investment banking fees	2,657	1,865	6,762	5,678
FICC intermediation	2,437	2,013	8,250	7,814
FICC financing	1,035	949	3,093	2,651
FICC	3,472	2,962	11,343	10,465
Equities intermediation	2,020	2,209	7,162	5,984
Equities financing	1,716	1,291	5,067	3,996
Equities	3,736	3,500	12,229	9,980
Other	250	227	608	341
Net revenues	10,115	8,554	30,942	26,464
Provision for credit losses	86	54	330	95
Operating expenses	5,734	4,969	17,313	15,197
Pre-tax earnings	4,295	3,531	13,299	11,172
Provision for taxes	1,038	878	2,858	2,529
Net earnings	3,257	2,653	10,441	8,643
Preferred stock dividends	187	163	502	438
Net earnings to common	$3,070	$2,490	$9,939	$8,205

Average common equity	$78,000	$76,039	$78,013	$75,575
Return on average common equity	15.7%	13.1%	17.0%	14.5%

111	Goldman Sachs September 2025 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
The table below presents our FICC and Equities net revenues by line item in the consolidated statements of earnings.

$ in millions	FICC	Equities
Three Months Ended September 2025
Market making	$1,609	$2,259
Commissions and fees	–	1,202
Other principal transactions	209	19
Net interest income	1,654	256
Total	$3,472	$3,736
Three Months Ended September 2024
Market making	$1,894	$2,233
Commissions and fees	–	1,110
Other principal transactions	290	8
Net interest income	778	149
Total	$2,962	$3,500
Nine Months Ended September 2025
Market making	$6,355	$7,969
Commissions and fees	–	3,703
Other principal transactions	670	28
Net interest income	4,318	529
Total	$11,343	$12,229
Nine Months Ended September 2024
Market making	$7,693	$6,864
Commissions and fees	–	3,184
Other principal transactions	878	54
Net interest income	1,894	(122)
Total	$10,465	$9,980
In the table above:
•See “Net Revenues” for information about market making revenues, commissions and fees, other principal transactions revenues and net interest income. See Note 25 to the consolidated financial statements for net interest income by segment.
•The primary driver of net revenues for FICC intermediation for all periods was client activity.
•The increase in net interest income across FICC and Equities for the third quarter of 2025 compared with the third quarter of 2024 reflected a decrease in funding costs and an increase in interest-earning assets. Due to the nature of activities within FICC and Equities and the composition of their associated balance sheet, we assess the performance of these businesses based on total net revenues, as offsets can occur across revenue line items. For example, cash instruments that generate interest income are, in some cases, hedged or funded by derivatives for which changes in fair value are reflected in market making revenues. Also, certain activities produce market making revenues but incur interest expense related to the funding of the related inventory.

The table below presents our financial advisory and underwriting transaction volumes.

	Three Months Ended September		Nine Months Ended September
$ in billions	2025	2024	2025	2024
Announced mergers and acquisitions	$349	$228	$1,041	$734
Completed mergers and acquisitions	$370	$198	$905	$701
Equity and equity-related offerings	$15	$14	$50	$44
Debt offerings	$64	$78	$246	$232
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
Operating Environment. During the third quarter of 2025, Global Banking & Markets operated in an environment generally characterized by prolonged geopolitical stresses and continued broad macroeconomic concerns, including concerns and uncertainty about inflation, central bank policies and changes in international trade policies (including tariffs).
In investment banking, industry-wide completed mergers and acquisitions volumes and industry-wide equity underwriting volumes both increased compared with the second quarter of 2025, while industry-wide debt underwriting volumes were lower.
In interest rates, the yield on 10-year U.S. government bonds decreased, while the yield on 10-year U.K. government bonds increased during the quarter. In equities, the S&P 500 Index increased by 8% and the MSCI World Index increased by 7% compared with the end of the second quarter of 2025.
In the future, if market and economic conditions deteriorate or the federal government shutdown in the U.S continues, and market-making activity levels decline further or investment banking activity levels decline, or credit spreads related to hedges on our relationship lending portfolio tighten, net revenues in Global Banking & Markets would likely be negatively impacted. In addition, if economic conditions deteriorate or if the creditworthiness of borrowers deteriorates, provision for credit losses would likely be negatively impacted.

Goldman Sachs September 2025 Form 10-Q	112

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
Three Months Ended September 2025 versus September 2024. Net revenues in Global Banking & Markets were $10.12 billion for the third quarter of 2025, 18% higher than the third quarter of 2024.
Investment banking fees were $2.66 billion, 42% higher than the third quarter of 2024, primarily due to significantly higher net revenues in Advisory, reflecting a significant increase in completed mergers and acquisitions volumes, and in Debt underwriting, primarily driven by an increase in leveraged finance activity. Net revenues in Equity underwriting were higher, primarily driven by significantly higher net revenues from initial public offerings.
As of September 2025, our Investment banking fees backlog was essentially unchanged compared with June 2025.
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
Net revenues in FICC were $3.47 billion, 17% higher than the third quarter of 2024, primarily reflecting significantly higher net revenues in FICC intermediation, due to significantly higher net revenues in interest rate products and higher net revenues in mortgages and commodities, partially offset by significantly lower net revenues in currencies and lower net revenues in credit products. Net revenues in FICC financing were higher, primarily driven by higher net revenues in mortgages and structured lending.
The increase in FICC intermediation net revenues reflected the impact of improved market-making conditions on our inventory. The following provides information about our FICC intermediation net revenues by business, compared with results for the third quarter of 2024:
•Net revenues in interest rate products and commodities reflected the impact of improved market-making conditions on our inventory.
•Net revenues in mortgages reflected higher client activity and the impact of improved market-making conditions on our inventory.
•Net revenues in currencies and credit products reflected the impact of less favorable market-making conditions on our inventory.
Net revenues in Equities were $3.74 billion, 7% higher than the third quarter of 2024, due to significantly higher net revenues in Equities financing, primarily driven by significantly higher net revenues in prime financing, partially offset by lower net revenues in Equities intermediation, driven by significantly lower net revenues in cash products.
Net revenues in Other were $250 million for the third quarter of 2025, compared with $227 million for the third quarter of 2024.
Provision for credit losses was $86 million for the third quarter of 2025, compared with $54 million for the third quarter of 2024. Provisions for the third quarter of 2025 reflected impairments and growth in the wholesale portfolio. Provisions for the third quarter of 2024 primarily reflected growth in the wholesale portfolio.
Operating expenses were $5.73 billion for the third quarter of 2025, 15% higher than the third quarter of 2024, primarily due to higher transaction based expenses and higher compensation and benefits expenses (reflecting improved operating performance). Pre-tax earnings were $4.30 billion for the third quarter of 2025, 22% higher than the third quarter of 2024.
Nine Months Ended September 2025 versus September 2024. Net revenues in Global Banking & Markets were $30.94 billion for the first nine months of 2025, 17% higher than the first nine months of 2024.
Investment banking fees were $6.76 billion, 19% higher than the first nine months of 2024, primarily due to significantly higher net revenues in Advisory, reflecting a significant increase in industry-wide completed mergers and acquisitions volumes. Net revenues in Debt underwriting were higher, reflecting higher net revenues from investment-grade and asset-backed activity. Net revenues in Equity underwriting were also higher, driven by higher net revenues from initial public and convertible offerings, partially offset by lower net revenues from secondary offerings.
As of September 2025, our Investment banking fees backlog was higher compared with December 2024, primarily due to significantly higher estimated net revenues from potential advisory transactions.
Net revenues in FICC were $11.34 billion, 8% higher than the first nine months of 2024, due to higher net revenues in both FICC financing and FICC intermediation. The increase in FICC financing net revenues was primarily driven by higher net revenues in mortgages and structured lending. The increase in FICC intermediation net revenues reflected higher net revenues in interest rate products and currencies, partially offset by lower net revenues in commodities and mortgages and slightly lower net revenues in credit products.

113	Goldman Sachs September 2025 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
The increase in FICC intermediation net revenues reflected higher client activity, partially offset by the impact of less favorable market-making conditions on our inventory. The following provides information about our FICC intermediation net revenues by business, compared with results for the first nine months of 2024:
•Net revenues in interest rate products primarily reflected improved market-making conditions on our inventory.
•Net revenues in currencies reflected higher client activity.
•Net revenues in commodities reflected the impact of less favorable market-making conditions on our inventory.
•Net revenues in mortgages and credit products reflected the impact of less favorable market-making conditions on our inventory, partially offset by higher client activity.
Net revenues in Equities were $12.23 billion, 23% higher than the first nine months of 2024, due to significantly higher net revenues in Equities intermediation, primarily driven by higher net revenues in derivatives, and in Equities financing, driven by higher net revenues in prime financing and significantly higher net revenues in portfolio financing.
Net revenues in Other were $608 million for the first nine months of 2025, compared with $341 million for the first nine months of 2024, with the increase primarily reflecting higher net revenues from relationship lending activities.
Provision for credit losses was $330 million for the first nine months of 2025, compared with $95 million for the first nine months of 2024. Provisions for the first nine months of 2025 reflected growth and impairments in the wholesale portfolio.
Operating expenses were $17.31 billion for the first nine months of 2025, 14% higher than the first nine months of 2024, primarily due to higher compensation and benefits expenses (reflecting improved operating performance) and higher transaction based expenses. Pre-tax earnings were $13.30 billion for the first nine months of 2025, 19% higher than the first nine months of 2024.
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
In September 2025, we announced a strategic collaboration with T. Rowe Price, aimed at delivering a range of diversified public and private market investment solutions designed for the needs of the retirement and wealth markets. As part of this strategic collaboration, we intend to invest up to $1 billion in T. Rowe Price common stock with the intent to own up to 3.5%.
In October 2025, we entered into an agreement to acquire Industry Ventures, a leading venture capital platform, which invests across all stages of the venture capital lifecycle. The transaction consideration will consist of $665 million in cash and common stock, and additional contingent consideration of up to $300 million, payable in both cash and common stock, based on Industry Ventures’ future performance through 2030. The transaction is expected to close in the first quarter of 2026, subject to regulatory approval and customary closing conditions.

Goldman Sachs September 2025 Form 10-Q	114

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

The table below presents our Asset & Wealth Management assets.

	As of
	September	December
$ in millions	2025	2024
Cash and cash equivalents	$33,248	$36,364
Collateralized agreements	14,650	12,126
Customer and other receivables	22,535	19,999
Trading assets	48,266	41,724
Investments	22,699	23,130
Loans	51,619	46,694
Other assets	13,912	13,291
Total	$206,929	$193,328
The table below presents details about our Asset & Wealth Management loans.

	As of
	September	December
$ in millions	2025	2024
Corporate	$5,941	$7,377
Real estate	19,459	18,053
Securities-based	13,291	12,198
Other collateralized	11,063	8,027
Other	2,615	1,951
Loans, gross	52,369	47,606
Allowance for loan losses	(750)	(912)
Total loans	$51,619	$46,694
In the table above, gross loans included $44.43 billion of loans as of September 2025 and $38.30 billion of loans as of December 2024 that were related to Private banking and lending.
The table below presents our average Asset & Wealth Management gross loans.

	Three Months Ended September		Nine Months Ended September
$ in millions	2025	2024	2025	2024
Loans	$52,096	$45,142	$50,284	$45,665
The table below presents our Asset & Wealth Management operating results.

	Three Months Ended September		Nine Months Ended September
$ in millions	2025	2024	2025	2024
Management and other fees	$2,945	$2,619	$8,453	$7,607
Incentive fees	77	85	308	219
Private banking and lending	1,057	756	2,571	2,145
Equity investments	116	116	110	630
Debt investments	204	178	414	820
Net revenues	4,399	3,754	11,856	11,421
Provision for credit losses	(33)	(109)	(116)	(189)
Operating expenses	3,296	2,848	9,203	8,819
Pre-tax earnings	1,136	1,015	2,769	2,791
Provision for taxes	265	248	595	632
Net earnings	871	767	2,174	2,159
Preferred stock dividends	43	40	119	106
Net earnings to common	$828	$727	$2,055	$2,053

Average common equity	$26,125	$26,475	$26,096	$26,348
Return on average common equity	12.7%	11.0%	10.5%	10.4%

115	Goldman Sachs September 2025 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
In the table above, Management and other fees included fees from alternatives of $597 million for the three months ended September 2025, $527 million for the three months ended September 2024, $1.71 billion for the nine months ended September 2025 and $1.56 billion for the nine months ended September 2024.
Our target is to achieve ROE in the mid-teens and pre-tax margins in the mid-twenties within the medium term (three-to five-year time horizon from year-end 2022) for Asset & Wealth Management. The ROE for Asset & Wealth Management was 10.5% and the pre-tax margin was 23% for the first nine months of 2025. The impact of historical principal investments and the related attributed equity reduced the ROE for Asset & Wealth Management by approximately 2.5 percentage points and the pre-tax margin for Asset & Wealth Management by approximately 1.5 percentage points.
The table below presents our Asset management and Wealth management net revenues by line item in Asset & Wealth Management.

$ in millions	Asset management	Wealth management	Asset & Wealth Management
Three Months Ended September 2025
Management and other fees	$1,254	$1,691	$2,945
Incentive fees	77	–	77
Private banking and lending	–	1,057	1,057
Equity investments	116	–	116
Debt investments	204	–	204
Total	$1,651	$2,748	$4,399
Three Months Ended September 2024
Management and other fees	$1,179	$1,440	$2,619
Incentive fees	85	–	85
Private banking and lending	–	756	756
Equity investments	116	–	116
Debt investments	178	–	178
Total	$1,558	$2,196	$3,754
Nine Months Ended September 2025
Management and other fees	$3,658	$4,795	$8,453
Incentive fees	308	–	308
Private banking and lending	–	2,571	2,571
Equity investments	110	–	110
Debt investments	414	–	414
Total	$4,490	$7,366	$11,856
Nine Months Ended September 2024
Management and other fees	$3,391	$4,216	$7,607
Incentive fees	219	–	219
Private banking and lending	–	2,145	2,145
Equity investments	628	2	630
Debt investments	820	–	820
Total	$5,058	$6,363	$11,421
The table below presents our Equity investments net revenues by equity type and asset class.

	Three Months Ended September		Nine Months Ended September
$ in millions	2025	2024	2025	2024
Equity Type
Private equity	$111	$42	$277	$746
Public equity	5	74	(167)	(116)
Total	$116	$116	$110	$630

Asset Class
Real estate	$(29)	$(60)	$(202)	$192
Corporate	145	176	312	438
Total	$116	$116	$110	$630
The table below presents details about our Debt investments net revenues.

	Three Months Ended September		Nine Months Ended September
$ in millions	2025	2024	2025	2024
Fair value net gains/(losses)	$38	$(54)	$(41)	$68
Net interest income	166	232	455	752
Total	$204	$178	$414	$820
Operating Environment. During the third quarter of 2025, Asset & Wealth Management operated in an environment generally characterized by continued broad macroeconomic concerns, including uncertainty related to changes in international trade policies (including tariffs). Global equity prices were generally higher compared with the end of the second quarter of 2025, positively affecting assets under supervision.
In the future, if market and economic conditions deteriorate, it may lead to a decline in asset prices, or investors transitioning to asset classes that typically generate lower fees or withdrawing their assets, and net revenues in Asset & Wealth Management would likely be negatively impacted.
Three Months Ended September 2025 versus September 2024. Net revenues in Asset & Wealth Management were $4.40 billion for the third quarter of 2025, 17% higher than the third quarter of 2024, primarily reflecting higher Management and other fees and significantly higher net revenues in Private banking and lending.
The increase in Management and other fees primarily reflected the impact of higher average assets under supervision. The increase in Private banking and lending net revenues were primarily driven by the payment of interest on a previously impaired loan. Net revenues in Debt investments were higher, reflecting net mark-ups compared with net mark-downs in the prior year period, partially offset by lower net interest income due to a reduction in the debt investments balance sheet.
Provision for credit losses was a net benefit of $33 million for the third quarter of 2025, compared with a net benefit of $109 million for the third quarter of 2024. The net benefit for the third quarter of 2024 reflected a net benefit related to the wholesale portfolio (driven by recoveries on previously impaired loans and paydowns).
Operating expenses were $3.30 billion for the third quarter of 2025, 16% higher than the third quarter of 2024, primarily due to higher compensation and benefits expenses (reflecting improved operating performance). Pre-tax earnings were $1.14 billion for the third quarter of 2025, 12% higher than the third quarter of 2024.

Goldman Sachs September 2025 Form 10-Q	116

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
Nine Months Ended September 2025 versus September 2024. Net revenues in Asset & Wealth Management were $11.86 billion for the first nine months of 2025, 4% higher than the first nine months of 2024, reflecting higher Management and other fees and significantly higher net revenues in Private banking and lending, partially offset by significantly lower net revenues in both Equity investments and Debt investments.
The increase in Management and other fees primarily reflected the impact of higher average assets under supervision. The increase in Private banking and lending net revenues were primarily driven by the payment of interest on a previously impaired loan and higher lending balances. The increase in incentive fees was driven by harvesting. The decrease in Equity investments net revenues primarily reflected significantly lower net gains from investments in private equities. The decrease in Debt investments net revenues primarily reflected significantly lower net interest income due to a reduction in the debt investments balance sheet and net losses from hedges.
Provision for credit losses was a net benefit of $116 million for the first nine months of 2025, compared with a net benefit of $189 million for the first nine months of 2024. The net benefit for both the first nine months of 2025 and the first nine months of 2024 reflected a reserve reduction related to lower balances in the wholesale portfolio.
Operating expenses were $9.20 billion for the first nine months of 2025, 4% higher than the first nine months of 2024, primarily due to higher compensation and benefits expenses (reflecting improved operating performance) and higher transaction based expenses, partially offset by significantly lower expenses, including impairments, from CIEs. Pre-tax earnings were $2.77 billion for the first nine months of 2025, essentially unchanged compared with the first nine months of 2024.

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
The table below presents information about our firmwide period-end AUS by asset class, client channel, region and vehicle.

	As of September
$ in billions	2025	2024
Asset Class
Alternative investments	$374	$328
Equity	914	780
Fixed income	1,313	1,220
Total long-term AUS	2,601	2,328
Liquidity products	851	775
Total AUS	$3,452	$3,103

Client Channel
Institutional	$1,190	$1,126
Wealth management	1,062	913
Third-party distributed	1,200	1,064
Total AUS	$3,452	$3,103

Region
Americas	$2,410	$2,171
EMEA	794	712
Asia	248	220
Total AUS	$3,452	$3,103

Vehicle
Separate accounts	$1,886	$1,723
Public funds	1,055	962
Private funds and other	511	418
Total AUS	$3,452	$3,103
In the table above:
•EMEA represents Europe, Middle East and Africa.
•Liquidity products includes money market funds and private bank deposits.
Total wealth management client assets (consisting of AUS, brokerage assets and Marcus deposits) were approximately $1.8 trillion as of September 2025 and approximately $1.6 trillion as of September 2024.

117	Goldman Sachs September 2025 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
The table below presents changes in our AUS.

	Three Months Ended September		Nine Months Ended September
$ in billions	2025	2024	2025	2024
Beginning balance	$3,293	$2,934	$3,137	$2,812
Net inflows/(outflows):
Alternative investments	12	9	25	27
Equity	5	4	24	11
Fixed income	39	16	53	46
Total long-term AUS net inflows/(outflows)	56	29	102	84
Liquidity products	23	37	6	38
Total AUS net inflows/(outflows)	79	66	108	122
Net market appreciation/(depreciation)	80	103	207	169
Ending balance	$3,452	$3,103	$3,452	$3,103
In the table above:
•During the three months ended September 2025, our AUS increased $159 billion due to net market appreciation (primarily in equity and fixed income assets) and net inflows across all asset classes (particularly in fixed income assets and liquidity products).
•During the three months ended September 2024, our AUS increased $169 billion due to net market appreciation (primarily in fixed income and equity assets) and net inflows across all asset classes (particularly in liquidity products and fixed income assets).
•During the nine months ended September 2025, our AUS increased $315 billion due to net market appreciation (primarily in equity and fixed income assets) and net inflows (primarily in fixed income, alternative investments and equity assets).
•During the nine months ended September 2024, our AUS increased $291 billion due to net market appreciation (primarily in equity and fixed income assets) and net inflows across all asset classes.
The table below presents information about our total AUS net inflows/(outflows) by client channel.

	Three Months Ended September		Nine Months Ended September
$ in billions	2025	2024	2025	2024
Institutional	$29	$13	$37	$42
Wealth management	22	17	54	43
Third-party distributed	28	36	17	37
Total AUS net inflows/(outflows)	$79	$66	$108	$122

The table below presents information about our average monthly firmwide AUS by asset class.

	Average for the
	Three Months Ended September		Nine Months Ended September
$ in billions	2025	2024	2025	2024
Asset Class
Alternative investments	$363	$322	$351	$308
Equity	881	757	826	718
Fixed income	1,275	1,185	1,236	1,154
Total long-term AUS	2,519	2,264	2,413	2,180
Liquidity products	839	751	840	733
Total AUS	$3,358	$3,015	$3,253	$2,913
In addition to our AUS, we have discretion over alternative investments where we currently do not earn management fees (non-fee-earning alternative assets).
We earn management fees on client assets that we manage and also receive incentive fees based on a percentage of a fund’s or a separately managed account’s return, or when the return exceeds a specified benchmark or other performance targets. These incentive fees are recognized when it is probable that a significant reversal of such fees will not occur. Our estimated unrecognized incentive fees were $4.91 billion as of September 2025 and $4.12 billion as of December 2024. Such amounts are based on the completion of the funds’ financial statements, which is generally one quarter in arrears. These fees will be recognized, assuming no decline in fair value, if and when it is probable that a significant reversal of such fees will not occur, which is generally when such fees are no longer subject to fluctuations in the market value of the assets.
The table below presents our average effective management fee (which excludes non-asset-based fees) earned on our firmwide AUS by asset class.

	Three Months Ended September		Nine Months Ended September
Effective fees (bps)	2025	2024	2025	2024
Alternative investments	60	62	61	62
Equity	54	55	54	55
Fixed income	17	17	17	17
Liquidity products	14	15	14	15
Total average effective fee	31	31	31	31

Goldman Sachs September 2025 Form 10-Q	118

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
The table below presents details about our monthly average AUS for alternative investments and the average effective management fee we earned on such assets.

$ in billions	Direct strategies	Fund of funds	Total
Three Months Ended September 2025
Average AUS
Corporate equity	$40	$100	$140
Credit	55	17	72
Real estate	13	17	30
Hedge funds and other	51	32	83
Funds and discretionary accounts	$159	$166	$325
Advisory accounts			38
Total average AUS for alternative investments			$363
Effective Fees (bps)
Corporate equity	124	52	75
Credit	73	9	60
Real estate	87	33	56
Hedge funds and other	67	42	58
Funds and discretionary accounts	85	44	65
Advisory accounts			19
Total average effective fee			60
Three Months Ended September 2024
Average AUS
Corporate equity	$34	$87	$121
Credit	49	13	62
Real estate	13	17	30
Hedge funds and other	45	27	72
Funds and discretionary accounts	$141	$144	$285
Advisory accounts			37
Total average AUS for alternative investments			$322
Effective Fees (bps)
Corporate equity	121	56	75
Credit	83	13	71
Real estate	82	33	54
Hedge funds and other	68	48	60
Funds and discretionary accounts	87	48	68
Advisory accounts			17
Total average effective fee			62
Nine Months Ended September 2025
Average AUS
Corporate equity	$39	$97	$136
Credit	52	16	68
Real estate	13	17	30
Hedge funds and other	49	30	79
Funds and discretionary accounts	$153	$160	$313
Advisory accounts			38
Total average AUS for alternative investments			$351
Effective Fees (bps)
Corporate equity	123	52	75
Credit	79	9	65
Real estate	88	33	57
Hedge funds and other	67	42	58
Funds and discretionary accounts	87	44	66
Advisory accounts			18
Total average effective fee			61
Nine Months Ended September 2024
Average AUS
Corporate equity	$33	$82	$115
Credit	48	11	59
Real estate	13	14	27
Hedge funds and other	44	24	68
Funds and discretionary accounts	$138	$131	$269
Advisory accounts			39
Total average AUS for alternative investments			$308
Effective Fees (bps)
Corporate equity	120	57	75
Credit	82	13	71
Real estate	87	31	57
Hedge funds and other	67	51	61
Funds and discretionary accounts	87	49	69
Advisory accounts			16
Total average effective fee			62
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

$ in billions	AUS	Non-fee-earning alternative assets	Total alternative assets
As of September 2025
Corporate equity	$145	$84	$229
Credit	73	89	162
Real estate	33	25	58
Hedge funds and other	85	2	87
Funds and discretionary accounts	336	200	536
Advisory accounts	38	2	40
Total alternative investments	$374	$202	$576
As of September 2024
Corporate equity	$124	$74	$198
Credit	63	81	144
Real estate	29	25	54
Hedge funds and other	75	4	79
Funds and discretionary accounts	291	184	475
Advisory accounts	37	2	39
Total alternative investments	$328	$186	$514
In the table above:
•Corporate equity primarily includes private equity.
•Total alternative assets included uncalled capital that is available for future investing of $69 billion as of September 2025 and $61 billion as of September 2024.
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
Our target is to grow our total credit alternative assets to $300 billion by the end of 2028.

119	Goldman Sachs September 2025 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
The table below presents information about third-party commitments raised in our alternatives business from the beginning of 2020 through the third quarter of 2025.

As of
$ in billions	September 2025
Included in AUS	$299
Included in non-fee-earning alternative assets	94
Third-party commitments raised	$393
In the table above, commitments included in non-fee-earning alternative assets included approximately $71 billion, which will begin to earn fees (and become AUS) if and when the commitments are drawn and assets are invested. In the third quarter of 2025, we raised $33 billion in third-party commitments in our alternatives business, including $18 billion in corporate equity, $9 billion in credit, $2 billion in real estate and $4 billion in hedge funds and other. We have raised $70 billion of third-party commitments in our alternatives business in the first nine months of 2025 and $393 billion since 2019, and expect to raise approximately $100 billion in 2025, subject to market conditions.
The table below presents information about alternative investments in Asset & Wealth Management that we hold on our balance sheet by asset type.

	As of
	September	December
$ in billions	2025	2024
Loans	$7.2	$8.5
Debt securities	8.5	9.0
Equity securities	13.5	13.4
Other	4.7	5.6
Total	$33.9	$36.5

The table below presents further information about our alternative investments in Asset & Wealth Management that we hold on our balance sheet.

	As of
	September	December
$ in billions	2025	2024
Client co-invest	$18.6	$18.4
Firmwide initiatives	8.4	8.7
Historical principal investments:
Loans	1.0	1.6
Debt securities	1.8	2.6
Equity securities	3.1	3.5
Other	1.0	1.7
Total historical principal investments	6.9	9.4
Total	$33.9	$36.5
In the table above:
•Client co-invest primarily includes our investments in funds that we raise and manage or where we have invested alongside our clients.
•Firmwide initiatives primarily includes our investments related to the Community Reinvestment Act and our corporate engagement programs, such as One Million Black Women.
•Historical principal investments includes our remaining balance sheet alternative investments portfolio that we plan to reduce. This portfolio was approximately $30 billion as of December 2022 and we expect to sell down the vast majority of this portfolio by the end of 2026. The impact of historical principal investments to our pre-tax earnings was $38 million for the three months ended September 2025 and $(158) million for the nine months ended September 2025. Attributed equity associated with historical principal investments was $3.1 billion as of September 2025.

Goldman Sachs September 2025 Form 10-Q	120

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
The table below presents the rollforward of our alternative investments categorized as historical principal investments for the third quarter of 2025.

Historical
principal
$ in billions	investments
Beginning balance	$8.0
Dispositions	(1.1)
Ending balance	$6.9
Loans and Debt Securities. The table below presents the concentration of loans and debt securities within our alternative investments by accounting classification, region and industry.

	As of
	September	December
$ in billions	2025	2024
Loans	$7.2	$8.5
Debt securities	8.5	9.0
Total	$15.7	$17.5

Accounting Classification
Debt securities at fair value	54%	51%
Loans at amortized cost	41%	45%
Loans at fair value	2%	3%
Loans held for sale	3%	1%
Total	100%	100%

Region
Americas	51%	54%
EMEA	41%	35%
Asia	8%	11%
Total	100%	100%

Industry
Consumer & Retail	10%	11%
Financial Institutions	12%	9%
Healthcare	12%	12%
Industrials	13%	14%
Natural Resources & Utilities	2%	2%
Real Estate	13%	13%
Technology, Media & Telecommunications	26%	29%
Other	12%	10%
Total	100%	100%

Equity Securities. The table below presents the concentration of equity securities within our alternative investments by region and industry.

	As of
	September	December
$ in billions	2025	2024
Equity securities	$13.5	$13.4

Region
Americas	67%	68%
EMEA	19%	17%
Asia	14%	15%
Total	100%	100%

Industry
Consumer & Retail	4%	5%
Financial Institutions	15%	15%
Healthcare	6%	6%
Industrials	7%	7%
Natural Resources & Utilities	12%	14%
Real Estate	26%	27%
Technology, Media & Telecommunications	27%	24%
Other	3%	2%
Total	100%	100%
In the table above:
•Equity securities included $13.2 billion as of September 2025 and $12.6 billion as of December 2024 of private equity positions, and $0.3 billion as of September 2025 and $0.8 billion as of December 2024 of public equity positions that converted from private equity upon the initial public offerings of the underlying companies.
•The concentrations for real estate equity securities as of September 2025 were 14% for multifamily (14% as of December 2024), 5% for mixed use (5% as of December 2024), 3% for industrials (3% as of December 2024), 1% for office (2% as of December 2024) and 3% for other real estate equity securities (3% as of December 2024).
The table below presents the concentration of equity securities within our alternative investments by vintage.

Vintage
As of September 2025
2018 or earlier	27%
2019 - 2021	33%
2022 - thereafter	40%
Total	100%
As of December 2024
2017 or earlier	22%
2018 - 2020	28%
2021 - thereafter	50%
Total	100%

121	Goldman Sachs September 2025 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
Other. Other investments include tax credit investments (accounted for under the proportional amortization method of accounting) of $3.1 billion as of September 2025 and $3.2 billion as of December 2024. Additionally, other investments include CIEs, which held assets (generally accounted for at historical cost less depreciation) of $1.6 billion as of September 2025 and $2.4 billion as of December 2024, and were funded with liabilities of approximately $0.8 billion as of September 2025 and approximately $1.2 billion as of December 2024. Substantially all such liabilities were nonrecourse, thereby reducing our equity at risk.
The table below presents the concentration of CIE assets, net of financings, within our alternative investments by region and asset class.

	As of
	September	December
$ in billions	2025	2024
CIE assets, net of financings	$0.8	$1.2
Region
Americas	81%	72%
EMEA	11%	15%
Asia	8%	13%
Total	100%	100%
Asset Class
Hospitality	–	7%
Industrials	21%	23%
Multifamily	19%	15%
Office	25%	29%
Retail	8%	6%
Senior Housing	1%	4%
Student Housing	–	1%
Other	26%	15%
Total	100%	100%
The table below presents the concentration of CIE assets, net of financings, within our alternative investments by vintage.

Vintage
As of September 2025
2018 or earlier	47%
2019 - 2021	40%
2022 - thereafter	13%
Total	100%
As of December 2024
2017 or earlier	29%
2018 - 2020	37%
2021 - thereafter	34%
Total	100%

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
The table below presents our Platform Solutions assets.

	As of
	September	December
$ in millions	2025	2024
Cash and cash equivalents	$14,665	$16,041
Collateralized agreements	7,433	5,944
Customer and other receivables	84	72
Trading assets	24,490	20,452
Investments	3	3
Loans	17,539	18,836
Other assets	1,216	1,154
Total	$65,430	$62,502
The table below presents details about our Platform Solutions loans.

	As of
	September	December
$ in millions	2025	2024
Credit cards	$20,017	$21,403
Loans, gross	20,017	21,403
Allowance for loan losses	(2,478)	(2,567)
Total loans	$17,539	$18,836
The table below presents our average Platform Solutions gross loans.

	Three Months Ended September		Nine Months Ended September
$ in millions	2025	2024	2025	2024
Loans	$20,437	$19,780	$20,576	$20,398

Goldman Sachs September 2025 Form 10-Q	122

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
The table below presents our Platform Solutions operating results.

	Three Months Ended September		Nine Months Ended September
$ in millions	2025	2024	2025	2024
Consumer platforms	$599	$333	$1,833	$1,550
Transaction banking and other	71	58	198	208
Net revenues	670	391	2,031	1,758
Provision for credit losses	286	452	796	1,091
Operating expenses	423	498	1,306	1,490
Pre-tax earnings/(loss)	(39)	(559)	(71)	(823)
Provision/(benefit) for taxes	(9)	(129)	(15)	(186)
Net earnings/(loss)	(30)	(430)	(56)	(637)
Preferred stock dividends	8	7	22	19
Net earnings/(loss) to common	$(38)	$(437)	$(78)	$(656)

Average common equity	$4,229	$4,508	$4,372	$4,547
Return on average common equity	(3.6)%	(38.8)%	(2.4)%	(19.2)%
Our target is to achieve pre-tax breakeven by the end of 2025 for Platform Solutions.
Operating Environment. The operating environment for Platform Solutions is mainly impacted by the economic environment in the U.S., which, during the third quarter of 2025, was generally characterized by concerns about inflation and uncertainty related to changes in international trade policies (including tariffs), a continued low rate of unemployment and improved pace of growth in consumer spending compared with the second quarter of 2025.
In the future, if economic conditions deteriorate, it may lead to a decrease in consumer spending or a deterioration in consumer credit, and net revenues and provision for credit losses in Platform Solutions would likely be negatively impacted.
Three Months Ended September 2025 versus September 2024. Net revenues in Platform Solutions were $670 million for the third quarter of 2025, 71% higher than the third quarter of 2024.
Notwithstanding our strategic decision to narrow our focus on consumer-related activities, Consumer platforms net revenues were significantly higher compared with the third quarter of 2024, primarily reflecting a net loss in the prior year period related to the GM credit card program that was transferred to held for sale. Transaction banking and other net revenues were higher, primarily reflecting mark-downs in the prior year period related to the seller financing loan portfolio that was transferred to held for sale. See “Regulatory and Other Matters — Other Matters — Narrowing our Focus on Consumer-Related Activities” for further information.

Provision for credit losses was $286 million for the third quarter of 2025, compared with $452 million for the third quarter of 2024. Provisions for both the third quarter of 2025 and the third quarter of 2024 reflected net charge-offs related to the credit card portfolio.
Operating expenses were $423 million for the third quarter of 2025, 15% lower than the third quarter of 2024, reflecting the write-down of identifiable intangible assets related to the GM credit card program of $72 million in the prior year period. Pre-tax loss was $39 million for the third quarter of 2025, compared with a pre-tax loss of $559 million for the third quarter of 2024.
Nine Months Ended September 2025 versus September 2024. Net revenues in Platform Solutions were $2.03 billion for the first nine months of 2025, 16% higher than the first nine months of 2024.
Notwithstanding our strategic decision to narrow our focus on consumer-related activities, Consumer platforms net revenues were higher compared with the first nine months of 2024, primarily reflecting a net loss in the prior year period related to the GM credit card program that was transferred to held for sale. Transaction banking and other net revenues were slightly lower compared with the first nine months of 2024. See “Regulatory and Other Matters — Other Matters — Narrowing our Focus on Consumer-Related Activities” for further information.
Provision for credit losses was $796 million for the first nine months of 2025, compared with $1.09 billion for the first nine months of 2024. Provisions for both the first nine months of 2025 and the first nine months of 2024 reflected net charge-offs related to the credit card portfolio.
Operating expenses were $1.31 billion for the first nine months of 2025, 12% lower than the first nine months of 2024, primarily reflecting the impact of the sale of GreenSky and the write-down of identifiable intangible assets related to the GM credit card program in the prior year period. Pre-tax loss was $71 million for the first nine months of 2025, compared with a pre-tax loss of $823 million for the first nine months of 2024.
Geographic Data
See Note 25 to the consolidated financial statements for a summary of our total net revenues and pre-tax earnings by geographic region.

123	Goldman Sachs September 2025 Form 10-Q

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

Goldman Sachs September 2025 Form 10-Q	124

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
Balance Sheet Analysis and Metrics
As of September 2025, total assets in our consolidated balance sheets were $1.81 trillion, an increase of $132.01 billion from December 2024, primarily due to increases in trading assets of $82.03 billion (primarily due to increases in government obligations, equity securities and corporate debt, reflecting the impact of our and our clients’ activities), customer and other receivables of $42.88 billion (reflecting our clients’ activities), loans of $26.18 billion (primarily due to increases in other collateralized lending and real estate loans) and investments of $19.24 billion (due to an increase in U.S. government obligations accounted for as available-for-sale securities), partially offset by a decrease in collateralized agreements of $27.21 billion (reflecting our and our clients’ activities).
As of September 2025, total liabilities in our consolidated balance sheets were $1.68 trillion, an increase of $129.60 billion from December 2024, primarily due to increases in trading liabilities of $59.28 billion (primarily due to increases in equity securities and government obligations, driven by our and our clients’ activities), deposits of $57.24 billion (primarily due to increases in other deposit and consumer deposit balances), borrowings of $36.96 billion (due to net issuances) and customer and other payables of $33.58 billion (primarily reflecting our clients’ activities), offset by a decrease in collateralized financings of $58.40 billion (reflecting the impact of our and our clients’ activities).
Our total securities sold under agreements to repurchase (repurchase agreements), accounted for as collateralized financings, were $217.80 billion as of September 2025 and $274.38 billion as of December 2024, which were 5% lower as of September 2025 and 5% higher as of December 2024 than the average daily amount of repurchase agreements over the respective quarters. As of September 2025, the decrease in our repurchase agreements relative to the average daily amount of repurchase agreements during the quarter resulted from lower levels of our and our clients’ activities at the end of the period.
The level of our repurchase agreements fluctuates between and within periods, primarily due to providing clients with access to highly liquid collateral, such as certain government and agency obligations, through collateralized financing activities.
The table below presents information about our balance sheet and leverage ratios.

	As of
	September	December
$ in millions	2025	2024
Total assets	$1,807,982	$1,675,972
Unsecured long-term borrowings	$276,914	$242,634
Total shareholders’ equity	$124,402	$121,996
Leverage ratio	14.5x	13.7x
Debt-to-equity ratio	2.2x	2.0x

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

	As of
	September	December
$ in millions, except per share amounts	2025	2024
Total shareholders’ equity	$124,402	$121,996
Preferred stock	(15,153)	(13,253)
Common shareholders’ equity	109,249	108,743
Goodwill	(5,950)	(5,853)
Identifiable intangible assets	(864)	(847)
Tangible common shareholders’ equity	$102,435	$102,043

Book value per common share	$353.79	$336.77
Tangible book value per common share	$331.72	$316.02
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
•Book value per common share and tangible book value per common share are based on common shares outstanding and restricted stock units granted to employees with no future service requirements and not subject to performance or market conditions (collectively, basic shares) of 308.8 million as of September 2025 and 322.9 million as of December 2024. We believe that tangible book value per common share (tangible common shareholders’ equity divided by basic shares) is meaningful because it is a measure that we and investors use to assess capital adequacy. Tangible book value per common share is a non-GAAP measure and may not be comparable to similar non-GAAP measures used by other companies.

125	Goldman Sachs September 2025 Form 10-Q

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
The table below presents information about our funding sources.

	As of
$ in millions	September 2025		December 2024
Deposits	$490,249	39%	$433,013	35%
Collateralized financings	300,190	24%	358,590	29%
Unsecured short-term borrowings	72,385	5%	69,709	6%
Unsecured long-term borrowings	276,914	22%	242,634	20%
Total shareholders’ equity	124,402	10%	121,996	10%
Total	$1,264,140	100%	$1,225,942	100%
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
The table below presents the types and sources of deposits.

$ in millions	Savings and Demand	Time	Total
As of September 2025
Consumer	$125,560	$73,971	$199,531
Private bank	86,374	9,014	95,388
Brokered certificates of deposit	–	46,090	46,090
Deposit sweep programs	35,219	–	35,219
Transaction banking	69,337	1,255	70,592
Other	1,429	42,000	43,429
Total	$317,919	$172,330	$490,249
As of December 2024
Consumer	$126,694	$54,541	$181,235
Private bank	90,013	6,489	96,502
Brokered certificates of deposit	–	41,014	41,014
Deposit sweep programs	30,927	–	30,927
Transaction banking	60,925	1,820	62,745
Other	1,776	18,814	20,590
Total	$310,335	$122,678	$433,013
In the table above:
•Savings and demand accounts consist of money market deposit accounts, negotiable order of withdrawal accounts and demand deposit accounts that have no stated maturity or expiration date.
•Time deposits had a weighted average maturity of approximately 0.7 years as of September 2025 and approximately 0.6 years as of December 2024.
•Consumer deposits consist of deposits from both Marcus and Apple Card customers.
•Deposit sweep programs include contractual agreements with U.S. broker-dealers who sweep client cash to FDIC-insured deposits.
•Transaction banking deposits consist of deposits that we raised through our cash management services business for corporate and other institutional clients.
•Other deposits are substantially all from institutional clients.
•Deposits insured by the FDIC were $263.16 billion as of September 2025 and $234.54 billion as of December 2024.
•Deposits insured by non-U.S. insurance programs were $28.79 billion as of September 2025 and $25.98 billion as of December 2024.

Goldman Sachs September 2025 Form 10-Q	126

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
We also raise financing through other types of collateralized financings, such as secured loans and notes. GS Bank USA has access to funding from the Federal Home Loan Bank. Our outstanding borrowings from the Federal Home Loan Bank were $5.04 billion as of both September 2025 and December 2024. Additionally, we have access to funding through the Federal Reserve discount window, but we do not rely on this funding in our liquidity planning and stress testing.

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
The table below presents our quarterly unsecured long-term borrowings maturity profile.

$ in millions	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
As of September 2025
2026	$–	$–	$–	$11,488	$11,488
2027	$16,550	$10,420	$9,595	$10,860	47,425
2028	$16,967	$10,887	$5,745	$5,337	38,936
2029	$7,385	$10,680	$7,463	$6,770	32,298
2030	$14,218	$8,591	$5,858	$4,318	32,985
2031 - thereafter					113,782
Total					$276,914
The weighted average maturity of our unsecured long-term borrowings as of September 2025 was approximately six years. To mitigate refinancing risk, we seek to limit the principal amount of debt maturing over the course of any monthly, quarterly, semi-annual or annual time horizon. We enter into interest rate swaps to convert a portion of our unsecured long-term borrowings into floating-rate obligations to manage our exposure to interest rates. See Note 14 to the consolidated financial statements for further information about our unsecured long-term borrowings.
Shareholders’ Equity. Shareholders’ equity is a stable and perpetual source of funding. See Note 19 to the consolidated financial statements for further information about our shareholders’ equity.

127	Goldman Sachs September 2025 Form 10-Q

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
See Note 20 to the consolidated financial statements for information about our 2025 CCAR results. See “Share Repurchase Program” for further information about common stock repurchases and dividends. We published a summary of our annual DFAST results in June 2025. See “Available Information.”
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

Goldman Sachs September 2025 Form 10-Q	128

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
Capital Attribution. We assess the capital usage of each of our businesses based on our attributed equity framework. This framework considers many factors, including our internal assessment of risks, as well as the regulatory capital requirements related to our business activities.
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
During the third quarter of 2025, we returned a total of $3.25 billion of capital to common shareholders, including $2.00 billion of common share repurchases and $1.25 billion of common stock dividends. The Board approved an increase in our quarterly common stock dividend from $3.00 to $4.00 per share beginning in the third quarter of 2025. Consistent with our capital management philosophy, we will continue prioritizing deployment of capital for our clients where returns are attractive and distribute any excess capital to shareholders through dividends and share repurchases, while targeting a 50 to 100 basis point buffer above our capital requirement.
We are subject to a one percent non-deductible federal excise tax (buyback tax) that is applicable to the fair market value of certain corporate share repurchases. The fair market value of share repurchases subject to the tax is reduced by the fair market value of any applicable stock issued during the calendar year, including stock issued to employees. The buyback tax did not have a material impact on our financial condition, results of operations or cash flows for either the three or nine months ended September 2025.
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

129	Goldman Sachs September 2025 Form 10-Q

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
See Note 20 to the consolidated financial statements for further information about our risk-based capital and leverage ratios and the related requirements, and see below for further information about our risk-based capital and RWAs.
G-SIB Surcharge. The capital requirements calculated under the Capital Framework (for both the Standardized and Advanced Rules) include minimum risk-based capital requirements and capital conservation buffer requirements, including the G-SIB surcharge. The G-SIB surcharge is updated annually based on financial data from the prior year and is generally applicable for the following year.

Our G-SIB surcharge (Method 2) is 3.0% for 2025 and will be 3.5% beginning in 2026. Based on financial data for the nine months ended September 2025, we are in the 4.0% G-SIB surcharge threshold range. The earliest this surcharge could be effective is January 2028. The G-SIB surcharge and countercyclical capital buffer in the future may differ due to additional guidance from our regulators and/or positional changes, and our SCB can change significantly from year to year based on the results of the annual supervisory stress tests. Our target is to maintain capital ratios equal to the regulatory requirements plus a buffer of 50 to 100 basis points.
Risk-Based Capital. The table below presents information about our risk-based capital.

	As of
	September	December
$ in millions	2025	2024
Common shareholders’ equity	$109,249	$108,743
Impact of CECL transition	–	276
Deduction for goodwill	(5,246)	(5,159)
Deduction for identifiable intangible assets	(659)	(638)
Other adjustments	425	(157)
CET1 capital	103,769	103,065
Preferred stock	15,153	13,253
Deduction for investments in covered funds	(404)	(669)
Other adjustments	(3)	(2)
Tier 1 capital	$118,515	$115,647

Standardized Tier 2 and Total capital
Tier 1 capital	$118,515	$115,647
Qualifying subordinated debt	8,908	9,124
Allowance for credit losses	5,308	5,011
Other adjustments	(7)	(10)
Standardized Tier 2 capital	14,209	14,125
Standardized Total capital	$132,724	$129,772

Advanced Tier 2 and Total capital
Tier 1 capital	$118,515	$115,647
Standardized Tier 2 capital	14,209	14,125
Allowance for credit losses	(5,308)	(5,011)
Other adjustments	1,263	1,050
Advanced Tier 2 capital	10,164	10,164
Advanced Total capital	$128,679	$125,811

Goldman Sachs September 2025 Form 10-Q	130

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
In the table above:
•Beginning in January 2022, we started to phase in the estimated reduction to regulatory capital of $1.11 billion as a result of adopting the Current Expected Credit Losses (CECL) model at 25% per year. As of December 2024, the impact of CECL transition reflected the remaining amount of reduction that was fully phased in on January 1, 2025.
•Deduction for goodwill was net of deferred tax liabilities of $704 million as of September 2025 and $694 million as of December 2024.
•Deduction for identifiable intangible assets was net of deferred tax liabilities of $205 million as of September 2025 and $209 million as of December 2024.
•Deduction for investments in covered funds represents our aggregate investments in applicable covered funds as defined in the Volcker Rule.
•Other adjustments within CET1 capital and Tier 1 capital primarily include credit valuation adjustments (CVAs) on derivative liabilities, the overfunded portion of our defined benefit pension plan obligation net of associated deferred tax liabilities, disallowed deferred tax assets, debt valuation adjustments and other required credit risk-based deductions. Other adjustments within Advanced Tier 2 capital include eligible credit reserves.
•Qualifying subordinated debt is subordinated debt issued by Group Inc. with an original maturity of five years or greater. The outstanding amount of subordinated debt qualifying for Tier 2 capital is reduced upon reaching a remaining maturity of five years. See Note 14 to the consolidated financial statements for further information about our subordinated debt.

The table below presents changes in CET1 capital, Tier 1 capital and Tier 2 capital.

$ in millions	Standardized	Advanced
Nine Months Ended September 2025
CET1 capital
Beginning balance	$103,065	$103,065
Change in:
Common shareholders’ equity	506	506
Impact of CECL transition	(276)	(276)
Deduction for goodwill	(87)	(87)
Deduction for identifiable intangible assets	(21)	(21)
Other adjustments	582	582
Ending balance	$103,769	$103,769

Tier 1 capital
Beginning balance	$115,647	$115,647
Change in:
CET1 capital	704	704
Preferred stock	1,900	1,900
Deduction for investments in covered funds	265	265
Other adjustments	(1)	(1)
Ending balance	118,515	118,515
Tier 2 capital
Beginning balance	14,125	10,164
Change in:
Qualifying subordinated debt	(216)	(216)
Allowance for credit losses	297	–
Other adjustments	3	216
Ending balance	14,209	10,164
Total capital	$132,724	$128,679
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
•Under the Advanced Capital Rules, we compute risk-weights for wholesale and retail credit exposures in accordance with the Advanced Internal Ratings-Based approach. The exposure measures for derivatives and securities financing transactions are computed utilizing internal models.
•For both Standardized and Advanced credit RWAs, the risk-weights for securitizations and equities are based on specific required formulaic approaches.

131	Goldman Sachs September 2025 Form 10-Q

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
For both risk management purposes and regulatory capital calculations, we use a single VaR model which captures risks, including those related to interest rates, equity prices, currency rates and commodity prices. However, VaR used for risk management purposes differs from VaR used for regulatory capital requirements (regulatory VaR) due to differences in time horizons, confidence levels and the scope of positions on which VaR is calculated. For risk management purposes, a 95% one-day VaR is used, whereas for regulatory capital requirements, a 99% 10-day VaR is used to determine Market RWAs and a 99% one-day VaR is used to determine regulatory VaR exceptions. In addition, the daily net revenues used to determine risk management VaR exceptions (i.e., comparing the daily net revenues to the VaR measure calculated as of the end of the prior business day) include intraday activity, whereas the Capital Framework requires that intraday activity be excluded from daily net revenues when calculating regulatory VaR exceptions. Intraday activity includes bid/offer net revenues, which are more likely than not to be positive by their nature. As a result, there may be differences in the number of VaR exceptions and the amount of daily net revenues calculated for regulatory VaR compared to the amounts calculated for risk management VaR.
Our positional losses observed on a single day exceeded our 99% one-day regulatory VaR on two occasions during the nine months ended September 2025 and on two occasions during 2024. There was no change in our VaR multiplier used to calculate Market RWAs;

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
•Comprehensive risk is the potential loss in value, due to price risk and defaults, within our credit correlation positions; and
•Specific risk is the risk of loss on a position that could result from factors other than broad market movements, including event risk, default risk and idiosyncratic risk. The standardized measurement method is used to determine specific risk RWAs, by applying supervisory defined risk-weighting factors after applicable netting is performed.
Operational Risk
Operational RWAs are only required to be included under the Advanced Capital Rules. We utilize an internal risk-based model to quantify Operational RWAs.

Goldman Sachs September 2025 Form 10-Q	132

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
The table below presents information about RWAs.

$ in millions	Standardized	Advanced
As of September 2025
Credit RWAs
Derivatives	$154,495	$113,707
Commitments, guarantees and loans	276,097	220,846
Securities financing transactions	104,132	23,728
Equity investments	29,043	30,481
Other	72,277	98,651
Total Credit RWAs	636,044	487,413
Market RWAs
Regulatory VaR	15,120	15,120
Stressed VaR	43,902	43,902
Incremental risk	4,855	4,855
Comprehensive risk	2,071	2,071
Specific risk	21,414	21,414
Total Market RWAs	87,362	87,362
Total Operational RWAs	–	112,651
Total RWAs	$723,406	$687,426
As of December 2024
Credit RWAs
Derivatives	$146,368	$99,766
Commitments, guarantees and loans	247,140	199,816
Securities financing transactions	97,174	22,846
Equity investments	30,018	31,457
Other	71,013	97,129
Total Credit RWAs	591,713	451,014
Market RWAs
Regulatory VaR	19,995	19,995
Stressed VaR	48,249	48,249
Incremental risk	7,054	7,054
Comprehensive risk	2,057	2,057
Specific risk	19,473	19,473
Total Market RWAs	96,828	96,828
Total Operational RWAs	–	126,970
Total RWAs	$688,541	$674,812
In the table above:
•Securities financing transactions represents resale and repurchase agreements and securities borrowed and loaned transactions.
•Other includes receivables, certain debt securities, cash and cash equivalents, and other assets.

The table below presents changes in RWAs.

$ in millions	Standardized	Advanced
Nine Months Ended September 2025
RWAs
Beginning balance	$688,541	$674,812
Credit RWAs
Change in:
Derivatives	8,127	13,941
Commitments, guarantees and loans	28,957	21,030
Securities financing transactions	6,958	882
Equity investments	(975)	(976)
Other	1,264	1,522
Change in Credit RWAs	44,331	36,399
Market RWAs
Change in:
Regulatory VaR	(4,875)	(4,875)
Stressed VaR	(4,347)	(4,347)
Incremental risk	(2,199)	(2,199)
Comprehensive risk	14	14
Specific risk	1,941	1,941
Change in Market RWAs	(9,466)	(9,466)
Change in Operational RWAs	–	(14,319)
Ending balance	$723,406	$687,426
RWAs Rollforward Commentary
Nine Months Ended September 2025. Standardized Credit RWAs as of September 2025 increased by $44.33 billion compared with December 2024, primarily reflecting an increase in commitments, guarantees and loans (principally due to increased lending exposures), an increase in derivatives (principally due to increased exposures) and an increase in securities financing transactions (principally due to increased funding exposures). Standardized Market RWAs as of September 2025 decreased by $9.47 billion compared with December 2024, primarily reflecting a decrease in regulatory and stressed VaR (in each case, principally due to reduced exposures to interest rates and equities).
Advanced Credit RWAs as of September 2025 increased by $36.40 billion compared with December 2024, reflecting an increase in commitments, guarantees and loans (principally due to increased lending exposures) and an increase in derivatives (principally due to increased exposures). Advanced Market RWAs as of September 2025 decreased by $9.47 billion compared with December 2024, primarily reflecting a decrease in regulatory and stressed VaR (in each case, principally due to reduced exposures to interest rates and equities). Advanced Operational RWAs as of September 2025 decreased by $14.32 billion compared with December 2024, reflecting decreased frequency of loss events estimated by our risk-based model.

133	Goldman Sachs September 2025 Form 10-Q

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
The table below presents TLAC and external long-term debt requirements.

	As of
	September	December
	2025	2024
TLAC to RWAs	22.0%	22.0%
TLAC to total leverage exposure	9.5%	9.5%
External long-term debt to RWAs	9.0%	9.0%
External long-term debt to total leverage exposure	4.5%	4.5%
In the table above:
•The TLAC to RWAs requirement included (i) the 18% minimum, (ii) the 2.5% buffer, (iii) the countercyclical capital buffer, which the FRB has set to zero percent and (iv) the 1.5% G-SIB surcharge (Method 1).
•The TLAC to total leverage exposure requirement includes (i) the 7.5% minimum and (ii) the 2.0% total leverage exposure buffer.
•The external long-term debt to RWAs requirement includes (i) the 6% minimum and (ii) the 3.0% G-SIB surcharge (Method 2).
•The external long-term debt to total leverage exposure is the 4.5% minimum.
The table below presents information about our TLAC and external long-term debt ratios.

	For the Three Months Ended or as of
	September	December
$ in millions	2025	2024
TLAC	$292,821	$275,904
External long-term debt	$163,741	$150,682
RWAs	$723,406	$688,541
Total leverage exposure	$2,265,348	$2,120,756

TLAC to RWAs	40.5%	40.1%
TLAC to total leverage exposure	12.9%	13.0%
External long-term debt to RWAs	22.6%	21.9%
External long-term debt to total leverage exposure	7.2%	7.1%
In the table above:
•TLAC includes common and preferred stock, and eligible long-term debt issued by Group Inc. Eligible long-term debt represents unsecured debt, which has a remaining maturity of at least one year and satisfies additional requirements.
•External long-term debt consists of eligible long-term debt subject to a haircut if it is due to be paid between one and two years.
•In accordance with the TLAC rules, the higher of Standardized or Advanced RWAs are used in the calculation of TLAC and external long-term debt ratios and applicable requirements. RWAs represent Standardized RWAs as of both September 2025 and December 2024.
•Total leverage exposure includes average adjusted total assets and the monthly average of off-balance sheet and other exposures, primarily consisting of derivatives, securities financing transactions, commitments and guarantees.
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
The table below presents GSIB’s risk-based capital requirements.

	As of
	September	December
	2025	2024
Risk-based capital requirements
CET1 capital ratio	12.0%	11.9%
Tier 1 capital ratio	14.8%	14.7%
Total capital ratio	18.5%	18.4%
The table below presents information about GSIB’s risk-based capital ratios.

	As of
	September	December
$ in millions	2025	2024
Risk-based capital and risk-weighted assets
CET1 capital	$4,816	$4,336
Tier 1 capital	$4,816	$4,336
Tier 2 capital	$826	$826
Total capital	$5,642	$5,162
RWAs	$20,322	$17,767

Risk-based capital ratios
CET1 capital ratio	23.7%	24.4%
Tier 1 capital ratio	23.7%	24.4%
Total capital ratio	27.8%	29.1%

Goldman Sachs September 2025 Form 10-Q	134

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
In the table above, the risk-based capital ratios as of September 2025 reflected profits that are still subject to annual audit by GSIB’s external auditors and approval by GSIB’s Board of Directors for inclusion in risk-based capital. These profits contributed 212 basis points to the CET1 capital ratio as of September 2025.
The table below presents GSIB’s leverage ratio requirement and leverage ratio.

	As of
	September	December
	2025	2024
Leverage ratio requirement	3.7%	3.7%
Leverage ratio	7.6%	8.9%
In the table above, the leverage ratio as of September 2025 reflected profits that are still subject to annual audit by GSIB’s external auditors and approval by GSIB’s Board of Directors for inclusion in risk-based capital. These profits contributed 68 basis points to the leverage ratio as of September 2025.
GSIB is subject to minimum reserve requirements at central banks in certain of the jurisdictions in which it operates. As of both September 2025 and December 2024, GSIB was in compliance with these requirements.
•GSBE. GSBE is our German bank subsidiary supervised by the European Central Bank, BaFin and Deutsche Bundesbank. GSBE is a non-U.S. banking subsidiary of GS Bank USA and is also subject to standalone regulatory capital requirements noted below. GSBE is subject to the capital requirements prescribed in the E.U. Capital Requirements Directive (CRD) and E.U. Capital Requirements Regulation (CRR), which are largely based on Basel III. Beginning in the first quarter of 2025, GSBE became subject to the capital requirements prescribed in the Basel Committee’s finalized revisions to the Basel III Capital Requirements (Basel III Revisions), as implemented by the E.U. The deposits of GSBE are covered by the German statutory deposit protection program to the extent provided by law. In addition, GSBE has elected to participate in the German voluntary deposit protection program which provides further insurance for certain eligible deposits beyond the coverage of the German statutory deposit program.
The table below presents GSBE’s risk-based capital requirements.

	As of
	September	December
	2025	2024
Risk-based capital requirements
CET1 capital ratio	10.4%	10.3%
Tier 1 capital ratio	12.3%	12.3%
Total capital ratio	15.0%	15.0%

The table below presents information about GSBE’s risk-based capital ratios.

	As of
	September	December
$ in millions	2025	2024
Risk-based capital and risk-weighted assets
CET1 capital	$15,674	$13,109
Tier 1 capital	$15,674	$13,109
Tier 2 capital	$24	$21
Total capital	$15,698	$13,130
RWAs	$70,394	$43,077

Risk-based capital ratios
CET1 capital ratio	22.3%	30.4%
Tier 1 capital ratio	22.3%	30.4%
Total capital ratio	22.3%	30.5%
In the table above:
•The risk-based capital ratios decreased from December 2024 to September 2025, primarily reflecting an increase in both Credit RWAs (principally due to the implementation of Basel III Revisions on January 1, 2025) and Market RWAs.
•The risk-based capital ratios as of September 2025 excluded profits from January 1, 2025 to September 30, 2025, as these profits are still subject to annual audit by GSBE’s external auditors and approval by GSBE’s shareholder (GS Bank USA) for inclusion in risk-based capital. These profits would have contributed 78 basis points to the CET1 capital ratio as of September 2025. The risk-based capital ratios as of December 2024 excluded 2024 profits. In the second quarter of 2025, subsequent to the completion of the 2024 annual audit by GSBE’s external auditors, GSBE’s shareholder approved such profits to be included in risk-based capital from June 2025 onwards. These profits would have contributed 151 basis points to the CET1 capital ratio as of December 2024.
The table below presents GSBE’s leverage ratio requirement and leverage ratio.

	As of
	September	December
	2025	2024
Leverage ratio requirement	3.2%	3.0%
Leverage ratio	7.9%	9.2%

135	Goldman Sachs September 2025 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
In the table above, the leverage ratio as of September 2025 excluded profits from January 1, 2025 to September 30, 2025, as these profits are still subject to annual audit by GSBE’s external auditors and approval by GSBE’s shareholder (GS Bank USA) for inclusion in risk-based capital. These profits would have contributed 28 basis points to the leverage ratio as of September 2025. The leverage ratio as of December 2024 excluded 2024 profits. In the second quarter of 2025, subsequent to the completion of the 2024 annual audit by GSBE’s external auditors, GSBE’s shareholder approved such profits to be included in risk-based capital from June 2025 onwards. These profits would have contributed 54 basis points to the leverage ratio as of December 2024.
GSBE is subject to minimum reserve requirements at central banks in certain of the jurisdictions in which it operates. As of both September 2025 and December 2024, GSBE was in compliance with these requirements.
GSBE is a registered swap dealer with the CFTC and a registered security-based swap dealer with the SEC. As of both September 2025 and December 2024, GSBE was subject to and in compliance with applicable capital requirements for swap dealers and security-based swap dealers.
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
GS&Co. had regulatory net capital, as defined by Rule 15c3-1 of the SEC, of $22.26 billion as of September 2025 and $21.31 billion as of December 2024, which exceeded the greater of the minimum amounts required under Rule 15c3-1 of the SEC and Rules 1.17 and Part 23 Subpart E of the CFTC by $16.28 billion as of September 2025 and $15.87 billion as of December 2024. In addition to its alternative minimum net capital requirements, GS&Co. is also required to hold tentative net capital in excess of $5 billion and net capital in excess of $1 billion in accordance with Rule 15c3-1. GS&Co. is also required to notify the SEC in the event that its tentative net capital is less than $6 billion. As of both September 2025 and December 2024, GS&Co. had tentative net capital and net capital in excess of both the minimum and the notification requirements.
Non-U.S. Regulated Broker-Dealer Subsidiaries. Our principal non-U.S. regulated broker-dealer subsidiaries include GSI and GSJCL.
GSI, our U.K. broker-dealer, is regulated by the PRA and the FCA. GSI is subject to the U.K. capital framework, which is largely based on Basel III.
The table below presents GSI’s risk-based capital requirements.

	As of
	September	December
	2025	2024
Risk-based capital requirements
CET1 capital ratio	9.1%	9.1%
Tier 1 capital ratio	11.1%	11.0%
Total capital ratio	13.7%	13.6%
The table below presents information about GSI’s risk-based capital ratios.

	As of
	September	December
$ in millions	2025	2024
Risk-based capital and risk-weighted assets
CET1 capital	$33,196	$32,697
Tier 1 capital	$38,696	$38,197
Tier 2 capital	$6,877	$6,874
Total capital	$45,573	$45,071
RWAs	$309,502	$265,944
Risk-based capital ratios
CET1 capital ratio	10.7%	12.3%
Tier 1 capital ratio	12.5%	14.4%
Total capital ratio	14.7%	16.9%
In the table above, the risk-based capital ratios as of September 2025 excluded GSI’s profits from April 1, 2025 through September 30, 2025, as these profits are subject to approval by the PRA for inclusion in risk-based capital. These profits would have contributed 36 basis points to the CET1 capital ratio as of September 2025.
The table below presents GSI’s leverage ratio requirement and leverage ratio.

	As of
	September	December
	2025	2024
Leverage ratio requirement	3.6%	3.5%
Leverage ratio	4.2%	5.3%
In the table above, the leverage ratio as of September 2025 excluded GSI’s profits from April 1, 2025 through September 30, 2025, as these profits are subject to approval by the PRA for inclusion in risk-based capital. These profits would have contributed 12 basis points to the leverage ratio as of September 2025.
GSI is a registered swap dealer with the CFTC and a registered security-based swap dealer with the SEC. As of both September 2025 and December 2024, GSI was subject to and in compliance with applicable capital requirements for swap dealers and security-based swap dealers.

Goldman Sachs September 2025 Form 10-Q	136

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
GSJCL, our Japanese broker-dealer, is regulated by Japan’s Financial Services Agency. GSJCL and certain other non-U.S. subsidiaries are also subject to capital requirements promulgated by authorities of the countries in which they operate. As of both September 2025 and December 2024, these subsidiaries were in compliance with their local capital requirements.

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
SCB Requirement. In April 2025, the FRB issued a notice of proposed rulemaking (NPR) intended to reduce the volatility of the capital requirements resulting from the FRB’s annual stress tests. The NPR proposes to average the results of the supervisory stress tests from the two prior annual supervisory stress tests and extend the effective date of the SCB requirement from October 1 to January 1 for each year. If the rules are adopted as proposed, effective January 1, 2026, our SCB is estimated to be approximately 4.9% and our CET1 capital ratio requirement under the Standardized Capital Rules (including the G-SIB surcharge of 3.5%) is estimated to be approximately 12.9%. See Note 20 to the consolidated financial statements for further information about our SCB and “Capital Management and Regulatory Capital — Consolidated Regulatory Capital — G-SIB Surcharge” for further information about our G-SIB surcharge.

Supplementary Leverage Ratio (SLR) and TLAC Modifications. In July 2025, the FRB issued an NPR to recalibrate the enhanced SLR. The NPR proposes to replace the current 2% SLR buffer for G-SIBs with a buffer equal to 50% of their G-SIB surcharge (Method 1). This proposal would also make conforming modifications to the TLAC and external long-term debt requirements applicable to G-SIBs. The proposed rules, if adopted as proposed, could reduce each of our SLR, TLAC to total leverage exposure and external long-term debt to total leverage exposure ratio requirements by approximately 125 basis points.
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
•During the third quarter of 2025, we sold the GM credit card program (included within Platform Solutions) to another issuer.

137	Goldman Sachs September 2025 Form 10-Q

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

	Three Months Ended September		Nine Months Ended September
$ in millions	2025	2024	2025	2024
GreenSky	$–	$(5)	$–	$(26)
GM credit card program	(26)	(376)	(59)	(494)
Seller financing loan portfolio	(1)	(34)	(3)	(77)
Total	$(27)	$(415)	$(62)	$(597)
In the table above, pre-tax earnings related to GreenSky, the GM credit card program and the seller financing loan portfolio were included within Platform Solutions.
The remaining consumer-related activities within Platform Solutions consist of issuing credit cards to and raising deposits from Apple Card customers.
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

Off-Balance Sheet Arrangement	Disclosure in Form 10-Q
Variable interests and other obligations, including contingent obligations, arising from variable interests in nonconsolidated variable interest entities	See Note 17 to the consolidated financial statements.
Guarantees, and lending and other commitments	See Note 18 to the consolidated financial statements.
Derivatives	See “Risk Management — Credit Risk Management — Credit Exposures — OTC Derivatives” and Notes 4, 5, 7 and 18 to the consolidated financial statements.

Goldman Sachs September 2025 Form 10-Q	138

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

139	Goldman Sachs September 2025 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
Processes. We maintain various processes that are critical components of our risk management framework, including (i) risk identification and assessment, (ii) risk appetite, limits, thresholds and alerts, (iii) control monitoring and testing, and (iv) risk reporting.
•Risk Identification and Assessment. We believe the identification and assessment of our risks is a critical step in providing our Board and senior management transparency and insight into the range and materiality of our risks. We have a comprehensive data collection process, including firmwide policies and procedures that require all employees to report and escalate risk events. Our approach for risk identification and assessment is comprehensive across all risk types, is dynamic and forward-looking to reflect and adapt to our changing risk profile and business environment, leverages subject matter expertise, and allows for prioritization of our most critical risks. We perform risk assessments periodically with the aim of ensuring that our material financial and nonfinancial risks are mitigated through controls to an acceptable tolerance level in accordance with our risk appetite. Our risk assessments include, among other things, the use of stress testing, as well as an assessment of our internal control processes designed to mitigate such risks.
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

Goldman Sachs September 2025 Form 10-Q	140

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

141	Goldman Sachs September 2025 Form 10-Q

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

Goldman Sachs September 2025 Form 10-Q	142

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
•Firmwide Compliance and Operational Risk Committee. The Firmwide Compliance and Operational Risk Committee is responsible for overseeing compliance and operational risk. This committee is co-chaired by our chief executive officer of GSIB and chief administrative officer for EMEA, our head of Operational Risk, and our chief compliance officer, who are appointed as chairs by the chairs of the Firmwide Enterprise Risk Committee.
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

143	Goldman Sachs September 2025 Form 10-Q

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

Goldman Sachs September 2025 Form 10-Q	144

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
Group Inc. has provided substantial amounts of equity and subordinated indebtedness, directly or indirectly, to its regulated subsidiaries. For example, as of September 2025, Group Inc. had $40.15 billion of equity and subordinated indebtedness invested in GS&Co., its principal U.S. registered broker-dealer; $49.58 billion invested in GSI, a regulated U.K. broker-dealer; $2.29 billion invested in GSJCL, a regulated Japanese broker-dealer; $65.33 billion invested in GS Bank USA, a regulated New York State-chartered bank; and $5.79 billion invested in GSIB, a regulated U.K. bank. Group Inc. also provides financing, directly or indirectly, in the form of: $153.96 billion of unsubordinated loans (including secured loans of $56.30 billion) and $29.81 billion of collateral and cash deposits to these entities as of September 2025. In addition, as of September 2025, Group Inc. had significant amounts of capital invested in and loans to its other regulated subsidiaries.

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

145	Goldman Sachs September 2025 Form 10-Q

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
GCLA and Unencumbered Metrics
GCLA. Based on the results of our internal liquidity risk models, described above, as well as our consideration of other factors, including, but not limited to, a qualitative assessment of our condition, as well as the financial markets, we believe our liquidity position as of both September 2025 and December 2024 was appropriate. We strictly limit our GCLA to a narrowly defined list of securities and cash because they are highly liquid, even in a difficult funding environment. We do not include other potential sources of excess liquidity in our GCLA, such as less liquid unencumbered securities or committed credit facilities.

Goldman Sachs September 2025 Form 10-Q	146

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
The table below presents information about our GCLA.

	Average for the Three Months Ended
	September	June
$ in millions	2025	2025
Denomination
U.S. dollar	$362,588	$346,957
Non-U.S. dollar	118,426	114,608
Total	$481,014	$461,565

Asset Class
Overnight cash deposits	$158,929	$140,619
U.S. government obligations	220,272	223,332
U.S. agency obligations	31,817	36,783
Non-U.S. government obligations	69,996	60,831
Total	$481,014	$461,565

Entity Type
Group Inc. and Funding IHC	$74,839	$72,700
Major broker-dealer subsidiaries	133,737	134,550
Major bank subsidiaries	272,438	254,315
Total	$481,014	$461,565
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

Other Unencumbered Assets. In addition to our GCLA, we have a significant amount of other unencumbered cash and financial instruments, including other government obligations, high-grade money market securities, corporate obligations, marginable equities, loans and cash deposits not included in our GCLA. The fair value of our unencumbered assets averaged $329.19 billion for the three months ended September 2025 and $326.00 billion for the three months ended June 2025. We do not consider these assets liquid enough to be eligible for our GCLA.
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
The table below presents information about our average daily LCR.

	Average for the Three Months Ended
	September	June
$ in millions	2025	2025
Total HQLA	$464,360	$446,114
Eligible HQLA	$392,738	$384,940
Net cash outflows	$307,750	$299,826
LCR	128%	128%
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
The table below presents information about our average daily NSFR.

	Average for the Three Months Ended
	September	June
$ in millions	2025	2025
Total ASF	$758,565	$748,257
Total RSF	$656,970	$631,541
NSFR	116%	119%
In the table above, our average quarterly NSFR represents the average of our daily NSFRs during the quarter.

147	Goldman Sachs September 2025 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
The following provides information about our subsidiary liquidity regulatory requirements:
•GS Bank USA. GS Bank USA is subject to a minimum LCR of 100% under the LCR rule approved by the U.S. federal bank regulatory agencies. As of September 2025, GS Bank USA’s LCR exceeded the minimum requirement. The NSFR requirement described above also applies to GS Bank USA. As of September 2025, GS Bank USA’s NSFR exceeded the minimum requirement.
•GSI and GSIB. GSI and GSIB are subject to a minimum LCR of 100% under the LCR rule approved by the U.K. regulatory authorities. GSI’s and GSIB’s average monthly LCR for the trailing twelve-month period ended September 2025 exceeded the minimum requirement. GSI and GSIB are subject to the applicable NSFR requirement in the U.K. As of September 2025, both GSI’s and GSIB’s NSFR exceeded the minimum requirement.
•GSBE. GSBE is subject to a minimum LCR of 100% under the LCR rule approved by the European Parliament and Council. GSBE’s average monthly LCR for the trailing twelve-month period ended September 2025 exceeded the minimum requirement. GSBE is subject to the applicable NSFR requirement in the E.U. As of September 2025, GSBE’s NSFR exceeded the minimum requirement.
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

As of September 2025
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
•The DBRS, Fitch, Moody’s and S&P ratings for preferred stock include the APEX issued by Goldman Sachs Capital II and Goldman Sachs Capital III.
The table below presents the unsecured credit ratings and outlook of GS Bank USA, GSIB, GSBE, GS&Co. and GSI.

As of September 2025
	Fitch	Moody’s	S&P
GS Bank USA
Short-term debt	F1	P-1	A-1
Long-term debt	A+	A1	A+
Short-term bank deposits	F1+	P-1	N/A
Long-term bank deposits	AA-	A1	N/A
Ratings outlook	Stable	Stable	Stable
GSIB
Short-term debt	F1	P-1	A-1
Long-term debt	A+	A1	A+
Short-term bank deposits	F1	P-1	N/A
Long-term bank deposits	A+	A1	N/A
Ratings outlook	Stable	Stable	Stable
GSBE
Short-term debt	F1	P-1	A-1
Long-term debt	A+	A1	A+
Short-term bank deposits	N/A	P-1	N/A
Long-term bank deposits	N/A	A1	N/A
Ratings outlook	Stable	Stable	Stable
GS&Co.
Short-term debt	F1	N/A	A-1
Long-term debt	A+	N/A	A+
Ratings outlook	Stable	N/A	Stable
GSI
Short-term debt	F1	P-1	A-1
Long-term debt	A+	A1	A+
Ratings outlook	Stable	Stable	Stable

Goldman Sachs September 2025 Form 10-Q	148

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

Nine Months Ended September 2025. Our cash and cash equivalents decreased by $12.52 billion to $169.58 billion at the end of the third quarter of 2025, due to net cash used for investing and operating activities, partially offset by net cash provided by financing activities and the effect of foreign exchange rate changes on cash and cash equivalents. The net cash used for investing activities primarily reflected an increase in net lending activities (reflecting increases in other collateralized lending and real estate loans) and net purchases of U.S. government obligations accounted for as available-for-sale securities. The net cash used for operating activities primarily reflected cash outflows from trading assets and collateralized transactions (reflecting a decrease in collateralized financings, partially offset by a decrease in collateralized agreements), partially offset by cash inflows from trading liabilities and net earnings. The net cash provided by financing activities primarily reflected cash inflows from deposits (reflecting increases in other deposit and consumer deposit balances) and net issuances of unsecured long-term borrowings, partially offset by common stock repurchases. The increase in cash and cash equivalents, as a result of changes in foreign exchange rates, was due to the U.S. dollar weakening during the nine months ended September 2025.
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

149	Goldman Sachs September 2025 Form 10-Q

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
Our market risk management systems enable us to perform an independent calculation of VaR, Earnings-at-Risk (EaR) and other stress measures, capture risk measures at individual position levels, attribute risk measures to individual risk factors of each position, report many different views of the risk measures (e.g., by desk, business, product type or entity) and produce ad hoc analyses in a timely manner.
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

Goldman Sachs September 2025 Form 10-Q	150

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

151	Goldman Sachs September 2025 Form 10-Q

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
The table below presents our average daily VaR.

	Three Months Ended			Nine Months Ended September
	September	June	September
$ in millions	2025	2025	2024	2025	2024
Categories
Interest rates	$72	$79	$75	$74	$81
Equity prices	51	48	39	47	34
Currency rates	19	23	26	26	25
Commodity prices	20	15	20	17	18
Diversification effect	(71)	(67)	(68)	(71)	(68)
Total	$91	$98	$92	$93	$90
Our average daily VaR decreased to $91 million for the three months ended September 2025 from $98 million for the three months ended June 2025, primarily due to lower levels of volatility. The total decrease was driven by decreases in the interest rates and currency rates categories and an increase in the diversification effect, partially offset by increases in the commodity prices and equity prices categories.
Our average daily VaR of $91 million for the three months ended September 2025 was essentially unchanged compared with the three months ended September 2024. Decreases in the currency rates and interest rates categories and an increase in the diversification effect were largely offset by an increase in the equity prices category.

Goldman Sachs September 2025 Form 10-Q	152

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
Our average daily VaR increased to $93 million for the nine months ended September 2025 from $90 million for the nine months ended September 2024, primarily due to higher levels of volatility. The total increase was primarily driven by an increase in the equity prices category, partially offset by a decrease in the interest rates category and an increase in the diversification effect.
The table below presents our period-end VaR.

	As of
	September	June	September
$ in millions	2025	2025	2024
Categories
Interest rates	$61	$92	$74
Equity prices	59	54	38
Currency rates	21	18	26
Commodity prices	22	18	22
Diversification effect	(71)	(71)	(70)
Total	$92	$111	$90
Our period-end VaR decreased to $92 million as of September 2025 from $111 million as of June 2025, due to lower levels of volatility and reduced exposures. The total decrease was driven by a decrease in the interest rates category, partially offset by increases in the equity prices, commodity prices, and currency rates categories.
Our period-end VaR increased to $92 million as of September 2025 from $90 million as of September 2024, primarily due to higher levels of volatility. The total increase was primarily driven by an increase in the equity prices category, partially offset by decreases in the interest rates and currency rates categories.
During the nine months ended September 2025, the firmwide VaR risk limit was not exceeded, raised or reduced, and there were no permanent or temporary changes to the firmwide VaR risk limit. During 2024, there was a permanent increase to the firmwide VaR risk limit due to higher levels of volatility and increased exposures. The firmwide VaR risk limit was not exceeded during this period.
The table below presents our high and low VaR.

	Three Months Ended
	September 2025		June 2025		September 2024
$ in millions	High	Low	High	Low	High	Low
Categories
Interest rates	$91	$60	$92	$65	$92	$57
Equity prices	$63	$42	$62	$36	$61	$31
Currency rates	$26	$13	$31	$17	$38	$13
Commodity prices	$23	$17	$21	$12	$23	$18
Firmwide
VaR	$110	$77	$116	$84	$109	$77
The chart below presents our daily VaR for the nine months ended September 2025.

150
120
90
60
30
0
Daily VaR
(in millions)
First Quarter
2025
Second Quarter
2025
Third Quarter
2025

The table below presents, by number of business days, the frequency distribution of our daily net revenues for positions included in VaR.

	Three Months Ended September		Nine Months Ended September
$ in millions	2025	2024	2025	2024
>$100	16	13	66	47
$75 – $100	14	12	35	31
$50 – $75	16	12	37	45
$25 – $50	7	13	20	35
$0 – $25	7	10	17	20
$(25) – $0	4	1	9	6
$(50) – $(25)	–	1	2	2
$(75) – $(50)	–	–	1	–
$(100) – $(75)	–	–	–	–
<$(100)	–	2	–	2
Total	64	64	187	188
Daily net revenues for positions included in VaR are compared with VaR calculated as of the end of the prior business day. Net losses incurred on a single day for such positions did not exceed our 95% one-day VaR (i.e., a VaR exception) during both the three and nine months ended September 2025. There were two VaR exceptions during both the three and nine months ended September 2024.
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

153	Goldman Sachs September 2025 Form 10-Q

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

	As of
	September	June	September
$ in millions	2025	2025	2024
Equity	$1,564	$1,577	$1,545
Debt	1,636	1,858	1,991
Total	$3,200	$3,435	$3,536
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
•Debt positions include mezzanine and senior debt, and corporate and real estate loans, substantially all of which are included within Asset & Wealth Management. Debt positions also included approximately $1.6 billion as of June 2025 and approximately $1.7 billion as of September 2024 of GM co-branded credit card loans within Platform Solutions that were classified as held for sale. During the third quarter of 2025, the GM credit card program was sold to another issuer.
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

Credit and Funding Spread Sensitivity on Derivatives and Financial Liabilities. VaR excludes the impact of changes in counterparty credit spreads, our own credit spreads and unsecured funding spreads on derivatives, as well as changes in our own credit spreads (debt valuation adjustment) on financial liabilities for which the fair value option was elected. The estimated sensitivity to a one basis point increase in credit spreads (counterparty and our own) and unsecured funding spreads on derivatives (including hedges) was a loss of $2 million as of both September 2025 and June 2025. In addition, the estimated sensitivity to a one basis point increase in our own credit spreads on financial liabilities for which the fair value option was elected was a gain of $52 million as of September 2025 and $50 million as of June 2025. However, the actual net impact of a change in our own credit spreads is also affected by the liquidity, duration and convexity (as the sensitivity is not linear to changes in yields) of those financial liabilities for which the fair value option was elected, as well as the relative performance of any hedges undertaken.
Earnings-at-Risk. The table below presents the impact of a parallel shift in rates on our net revenues and preferred stock dividends over the next 12 months relative to the baseline scenario.

	As of
	September	June	September
$ in millions	2025	2025	2024
+100 basis points parallel shift in rates	$130	$47	$125
-100 basis points parallel shift in rates	$(234)	$(174)	$(180)
+200 basis points parallel shift in rates	$151	$24	$165
-200 basis points parallel shift in rates	$(414)	$(291)	$(357)
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

Goldman Sachs September 2025 Form 10-Q	154

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

155	Goldman Sachs September 2025 Form 10-Q

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

Goldman Sachs September 2025 Form 10-Q	156

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
Credit Exposures
As of September 2025, our aggregate credit exposure increased compared with December 2024, primarily reflecting an increase in loans and lending commitments, partially offset by a decrease in cash deposits with central banks. The percentage of our credit exposures arising from non-investment-grade counterparties (based on our internally determined public rating agency equivalents) increased compared with December 2024, primarily reflecting an increase in non-investment-grade exposure related to loans and lending commitments and decreases in investment-grade exposure related to cash deposits with central banks and OTC derivatives. Our credit exposures are described further below.
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

	As of
	September	December
$ in millions	2025	2024
Cash and Cash Equivalents	$153,125	$167,253

Industry
Financial Institutions	11%	10%
Sovereign	89%	90%
Total	100%	100%

Region
Americas	65%	67%
EMEA	22%	24%
Asia	13%	9%
Total	100%	100%

Credit Quality (Credit Rating Equivalent)
AAA	78%	79%
AA	5%	6%
A	15%	14%
BBB	1%	1%
BB or lower	1%	–
Total	100%	100%
The table above excludes cash segregated for regulatory and other purposes of $16.45 billion as of September 2025 and $14.84 billion as of December 2024.
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
The table below presents our net credit exposure from OTC derivatives and the concentration by industry and region.

	As of
	September	December
$ in millions	2025	2024
OTC derivative assets	$44,548	$41,655
Collateral (not netted under U.S. GAAP)	(20,336)	(15,821)
Net credit exposure	$24,212	$25,834
Industry
Consumer & Retail	4%	3%
Diversified Industrials	8%	10%
Financial Institutions	16%	19%
Funds	25%	28%
Healthcare	4%	1%
Municipalities & Nonprofit	3%	2%
Natural Resources & Utilities	16%	16%
Sovereign	7%	11%
Technology, Media & Telecommunications	12%	8%
Other (including Special Purpose Vehicles)	5%	2%
Total	100%	100%
Region
Americas	48%	43%
EMEA	44%	49%
Asia	8%	8%
Total	100%	100%
Our credit exposure (before any potential recoveries) to OTC derivative counterparties that defaulted during the nine months ended September 2025 remained low, representing less than 2% of our total credit exposure from OTC derivatives.
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

157	Goldman Sachs September 2025 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
The table below presents the distribution of our net credit exposure from OTC derivatives by tenor.

$ in millions	Investment- Grade	Non-Investment- Grade / Unrated	Total
As of September 2025
Less than 1 year	$13,947	$6,465	$20,412
1 – 5 years	17,767	7,164	24,931
Greater than 5 years	55,466	3,636	59,102
Total	87,180	17,265	104,445
Netting	(73,409)	(6,824)	(80,233)
Net credit exposure	$13,771	$10,441	$24,212
As of December 2024
Less than 1 year	$24,256	$5,247	$29,503
1 – 5 years	16,762	5,240	22,002
Greater than 5 years	49,709	2,622	52,331
Total	90,727	13,109	103,836
Netting	(72,077)	(5,925)	(78,002)
Net credit exposure	$18,650	$7,184	$25,834
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

	Investment-Grade
$ in millions	AAA	AA	A	BBB	Total
As of September 2025
Less than 1 year	$632	$2,200	$6,607	$4,508	$13,947
1 – 5 years	844	4,120	7,128	5,675	17,767
Greater than 5 years	6,410	13,084	19,973	15,999	55,466
Total	7,886	19,404	33,708	26,182	87,180
Netting	(5,007)	(18,228)	(29,735)	(20,439)	(73,409)
Net credit exposure	$2,879	$1,176	$3,973	$5,743	$13,771
As of December 2024
Less than 1 year	$781	$5,243	$11,397	$6,835	$24,256
1 – 5 years	855	4,301	6,689	4,917	16,762
Greater than 5 years	2,431	13,970	17,824	15,484	49,709
Total	4,067	23,514	35,910	27,236	90,727
Netting	(1,753)	(20,812)	(30,083)	(19,429)	(72,077)
Net credit exposure	$2,314	$2,702	$5,827	$7,807	$18,650
			Non-Investment-Grade / Unrated
$ in millions			≤ BB	Unrated	Total
As of September 2025
Less than 1 year			$6,033	$432	$6,465
1 – 5 years			6,920	244	7,164
Greater than 5 years			3,440	196	3,636
Total			16,393	872	17,265
Netting			(6,725)	(99)	(6,824)
Net credit exposure			$9,668	$773	$10,441
As of December 2024
Less than 1 year			$5,020	$227	$5,247
1 – 5 years			5,201	39	5,240
Greater than 5 years			2,578	44	2,622
Total			12,799	310	13,109
Netting			(5,888)	(37)	(5,925)
Net credit exposure			$6,911	$273	$7,184
Lending Activities. We manage our lending activities using the credit risk process, measures, limits and risk mitigants described above. Other lending positions, including secondary trading positions, are risk-managed as a component of market risk. Beginning in the first quarter of 2025, as a result of a decrease in the balance of installment loans (due to the sales of GreenSky and the seller financing loan portfolio in 2024), the remaining installment loans originated by us are included in other loans. Previously, such loans were disclosed separately in the table below. The carrying value of installment loans was $30 million as of September 2025 and $70 million as of December 2024. Prior period amounts have been conformed to the current presentation.
The table below presents our loans and lending commitments.

$ in millions	Loans	Lending Commitments	Total
As of September 2025
Corporate	$31,804	$193,018	$224,822
Commercial real estate	33,952	7,392	41,344
Residential real estate	30,147	2,613	32,760
Securities-based	18,469	766	19,235
Other collateralized	89,764	44,782	134,546
Credit cards	20,017	70,187	90,204
Other	2,734	1,127	3,861
Total	$226,887	$319,885	$546,772
Allowance for loan losses	$(4,508)	$(800)	$(5,308)
As of December 2024
Corporate	$29,972	$162,529	$192,501
Commercial real estate	29,789	5,016	34,805
Residential real estate	25,969	1,848	27,817
Securities-based	16,477	1,542	18,019
Other collateralized	75,107	33,536	108,643
Credit cards	21,403	78,099	99,502
Other	2,149	872	3,021
Total	$200,866	$283,442	$484,308
Allowance for loan losses	$(4,666)	$(674)	$(5,340)
In the table above, lending commitments excluded $5.71 billion as of September 2025 and $5.69 billion as of December 2024 related to issued letters of credit which are classified as guarantees in our consolidated financial statements. See Note 18 to the consolidated financial statements for further information about guarantees.
See Note 9 to the consolidated financial statements for information about net charge-offs on wholesale and consumer loans, as well as past due and nonaccrual loans accounted for at amortized cost.

Goldman Sachs September 2025 Form 10-Q	158

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

$ in millions	Loans	Lending Commitments	Total
As of September 2025
Corporate	$31,804	$193,018	$224,822

Industry
Consumer & Retail	10%	12%	11%
Diversified Industrials	18%	19%	18%
Financial Institutions	9%	9%	9%
Funds	5%	2%	3%
Healthcare	6%	11%	11%
Natural Resources & Utilities	9%	20%	18%
Real Estate	14%	5%	7%
Technology, Media & Telecommunications	26%	21%	22%
Other (including Special Purpose Vehicles)	3%	1%	1%
Total	100%	100%	100%

Region
Americas	65%	73%	72%
EMEA	26%	26%	26%
Asia	9%	1%	2%
Total	100%	100%	100%

Credit Quality (Credit Rating Equivalent)
AAA	–	1%	1%
AA	1%	4%	4%
A	6%	15%	13%
BBB	22%	42%	39%
BB or lower	71%	38%	43%
Total	100%	100%	100%

As of December 2024
Corporate	$29,972	$162,529	$192,501

Industry
Consumer & Retail	9%	13%	12%
Diversified Industrials	16%	20%	20%
Financial Institutions	9%	9%	9%
Funds	5%	3%	3%
Healthcare	9%	11%	11%
Natural Resources & Utilities	9%	16%	15%
Real Estate	14%	5%	6%
Technology, Media & Telecommunications	24%	22%	22%
Other (including Special Purpose Vehicles)	5%	1%	2%
Total	100%	100%	100%

Region
Americas	66%	76%	75%
EMEA	26%	22%	22%
Asia	8%	2%	3%
Total	100%	100%	100%

Credit Quality (Credit Rating Equivalent)
AAA	–	1%	1%
AA	1%	4%	4%
A	6%	17%	16%
BBB	22%	41%	37%
BB or lower	71%	37%	42%
Total	100%	100%	100%
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

$ in millions	Loans	Lending Commitments	Total
As of September 2025
Commercial Real Estate	$33,952	$7,392	$41,344

Region
Americas	76%	81%	77%
EMEA	19%	11%	18%
Asia	5%	8%	5%
Total	100%	100%	100%

Credit Quality (Credit Rating Equivalent)
Investment-grade	65%	68%	65%
Non-investment-grade	35%	32%	35%
Total	100%	100%	100%

As of December 2024
Commercial Real Estate	$29,789	$5,016	$34,805

Region
Americas	78%	83%	78%
EMEA	18%	16%	18%
Asia	4%	1%	4%
Total	100%	100%	100%

Credit Quality (Credit Rating Equivalent)
Investment-grade	61%	61%	61%
Non-investment-grade	39%	38%	39%
Unrated	–	1%	–
Total	100%	100%	100%
In the table above, the concentration of loans and lending commitments by asset class as of September 2025 was 47% for warehouse and other indirect, 12% for multifamily, 6% for industrials, 2% for hospitality, 4% for office, 2% for mixed use and 27% for other asset classes. The concentration of loans and lending commitments by asset class as of December 2024 was 50% for warehouse and other indirect, 11% for multifamily, 7% for industrials, 5% for hospitality, 4% for office, 3% for mixed use and 20% for other asset classes.
In addition, we also have credit exposure to commercial real estate loans held for securitization of $574 million as of September 2025 and $568 million as of December 2024. Such loans are included in trading assets in our consolidated balance sheets.

159	Goldman Sachs September 2025 Form 10-Q

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

$ in millions	Loans	Lending Commitments	Total
As of September 2025
Residential Real Estate	$30,147	$2,613	$32,760

Region
Americas	93%	84%	92%
EMEA	5%	15%	6%
Asia	2%	1%	2%
Total	100%	100%	100%

Credit Quality (Credit Rating Equivalent)
Investment-grade	47%	32%	46%
Non-investment-grade	10%	26%	11%
Other metrics	43%	42%	43%
Total	100%	100%	100%

As of December 2024
Residential Real Estate	$25,969	$1,848	$27,817

Region
Americas	94%	99%	94%
EMEA	5%	–	5%
Asia	1%	1%	1%
Total	100%	100%	100%

Credit Quality (Credit Rating Equivalent)
Investment-grade	39%	38%	39%
Non-investment-grade	13%	36%	15%
Other metrics	48%	24%	46%
Unrated	–	2%	–
Total	100%	100%	100%

In the table above:
•Credit exposure included loans and lending commitments of $17.53 billion as of September 2025 and $14.35 billion as of December 2024 which are extended to clients who warehouse assets that are directly or indirectly secured by residential real estate.
•Substantially all residential real estate loans included in the other metrics category consists of loans extended to wealth management clients. As of both September 2025 and December 2024, substantially all of such loans had a loan-to-value ratio of less than 80% and were performing in accordance with the contractual terms. Additionally, as of both September 2025 and December 2024, the vast majority of such loans had a FICO credit score of greater than 740.
In addition, we also have credit exposure to residential real estate loans held for securitization of $9.48 billion as of September 2025 and $10.18 billion as of December 2024. Such loans are included in trading assets in our consolidated balance sheets.

Goldman Sachs September 2025 Form 10-Q	160

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

$ in millions	Loans	Lending Commitments	Total
As of September 2025
Securities-based	$18,469	$766	$19,235

Region
Americas	75%	100%	76%
EMEA	25%	–	24%
Total	100%	100%	100%

Credit Quality (Credit Rating Equivalent)
Investment-grade	75%	17%	73%
Non-investment-grade	2%	–	2%
Other metrics	23%	83%	25%
Total	100%	100%	100%

As of December 2024
Securities-based	$16,477	$1,542	$18,019

Region
Americas	76%	50%	73%
EMEA	24%	50%	27%
Total	100%	100%	100%

Credit Quality (Credit Rating Equivalent)
Investment-grade	77%	63%	76%
Non-investment-grade	2%	–	2%
Other metrics	21%	37%	22%
Total	100%	100%	100%
In the table above, the vast majority of securities-based loans included in the other metrics category had a loan-to-value ratio of less than 80% and were performing in accordance with the contractual terms as of both September 2025 and December 2024.

Other Collateralized. Other collateralized includes loans and lending commitments that are backed by specific collateral (other than securities-based loans where there is a daily margin requirement and real estate loans). Such loans and lending commitments include loans to investment funds (managed by third parties) that are collateralized by capital commitments of the funds’ investors or assets held by the fund. Other collateralized also includes loans and lending commitments extended to clients who warehouse assets (that are directly or indirectly secured by corporate loans, consumer loans and other assets), as well as other secured loans and lending commitments extended to our wealth management and corporate clients.
The table below presents our credit exposure from other collateralized loans and lending commitments, and the concentration by region, internally determined public rating agency equivalents and other credit metrics.

$ in millions	Loans	Lending Commitments	Total
As of September 2025
Other Collateralized	$89,764	$44,782	$134,546

Region
Americas	81%	82%	81%
EMEA	17%	17%	17%
Asia	2%	1%	2%
Total	100%	100%	100%

Credit Quality (Credit Rating Equivalent)
Investment-grade	82%	85%	83%
Non-investment-grade	17%	15%	16%
Other metrics	1%	–	1%
Total	100%	100%	100%

As of December 2024
Other Collateralized	$75,107	$33,536	$108,643

Region
Americas	86%	89%	87%
EMEA	12%	10%	12%
Asia	2%	1%	1%
Total	100%	100%	100%

Credit Quality (Credit Rating Equivalent)
Investment-grade	85%	83%	84%
Non-investment-grade	14%	16%	15%
Other metrics	1%	–	–
Unrated	–	1%	1%
Total	100%	100%	100%
In the table above, credit exposure included loans and lending commitments extended to clients who warehouse assets of $33.24 billion as of September 2025 and $31.67 billion as of December 2024.

161	Goldman Sachs September 2025 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
Credit Card Loans. We provide credit card loans (pursuant to revolving lines of credit) to consumers in the Americas. The credit card lines are cancellable by us and therefore do not result in credit exposure.
The table below presents our credit exposure from credit card funded loans and the concentration by the five most concentrated U.S. states.

$ in millions	Credit Cards
As of September 2025
Loans, gross	$20,017

California	17%
Texas	9%
Florida	9%
New York	8%
Illinois	4%
Other	53%
Total	100%

As of December 2024
Loans, gross	$21,403

California	17%
Texas	9%
Florida	9%
New York	8%
Illinois	4%
Other	53%
Total	100%
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

$ in millions	Loans	Lending Commitments	Total
As of September 2025
Other	$2,734	$1,127	$3,861
Region
Americas	97%	99%	98%
EMEA	3%	1%	2%
Total	100%	100%	100%
Credit Quality (Credit Rating Equivalent)
Investment-grade	89%	91%	90%
Non-investment-grade	8%	9%	8%
Other metrics	3%	–	2%
Total	100%	100%	100%
As of December 2024
Other	$2,149	$872	$3,021
Region
Americas	96%	99%	97%
EMEA	4%	1%	3%
Total	100%	100%	100%
Credit Quality (Credit Rating Equivalent)
Investment-grade	87%	90%	87%
Non-investment-grade	8%	10%	9%
Other metrics	5%	–	4%
Total	100%	100%	100%
In the table above, other metrics primarily includes consumer and credit card loans purchased by us. Our risk assessment process for such loans includes reviewing certain key metrics, such as expected cash flows, delinquency status and other risk factors.
In addition, we also have credit exposure to other loans held for securitization of $2.48 billion as of September 2025 and $1.22 billion as of December 2024. Such loans are included in trading assets in our consolidated balance sheets.
Credit Hedges. We seek to mitigate the credit risk associated with our lending activities by obtaining credit protection on certain loans and lending commitments through credit default swaps, both single-name and index-based contracts.

Goldman Sachs September 2025 Form 10-Q	162

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

	As of
	September	December
$ in millions	2025	2024
Securities Financing Transactions	$40,246	$39,299

Industry
Financial Institutions	39%	39%
Funds	24%	27%
Municipalities & Nonprofit	12%	10%
Sovereign	25%	24%
Total	100%	100%

Region
Americas	51%	55%
EMEA	32%	31%
Asia	17%	14%
Total	100%	100%

Credit Quality (Credit Rating Equivalent)
AAA	13%	18%
AA	29%	22%
A	44%	42%
BBB	9%	9%
BB or lower	5%	9%
Total	100%	100%
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

	As of
	September	December
$ in millions	2025	2024
Other Credit Exposures	$44,415	$48,013

Industry
Financial Institutions	87%	77%
Funds	2%	13%
Other (including Special Purpose Vehicles)	11%	10%
Total	100%	100%

Region
Americas	43%	44%
EMEA	41%	41%
Asia	16%	15%
Total	100%	100%

Credit Quality (Credit Rating Equivalent)
AAA	3%	4%
AA	49%	49%
A	25%	24%
BBB	8%	8%
BB or lower	13%	14%
Unrated	2%	1%
Total	100%	100%
The table above reflects collateral that we consider when determining credit risk.

163	Goldman Sachs September 2025 Form 10-Q

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
Country Exposures. The Russian invasion of Ukraine has negatively affected the global economy and increased macroeconomic uncertainty. Our total credit exposure to Ukrainian counterparties or borrowers was not material as of September 2025. Our total market exposure relating to Ukrainian issuers as of September 2025 was $103 million, and was primarily related to sovereign debt. Our credit exposure to Russian counterparties or borrowers and our market exposure to Russian issuers were not material as of September 2025. See “Risk Factors” in Part I, Item 1A of the 2024 Form 10-K for further information about our risks related to Russia’s invasion of Ukraine.
In addition, economic and/or political uncertainties in Ethiopia, Lebanon and Venezuela have led to concerns about their financial stability. Our credit exposure to counterparties or borrowers and our market exposure to issuers relating to each of these countries was not material as of September 2025.
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

Goldman Sachs September 2025 Form 10-Q	164

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

165	Goldman Sachs September 2025 Form 10-Q

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

Goldman Sachs September 2025 Form 10-Q	166

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
During the nine months ended September 2025, we did not identify any cybersecurity threats that have materially affected or are reasonably likely to materially affect our business strategy, results of operations or financial condition. Technology Risk monitors cybersecurity threats and risks from information security and cybersecurity matters on an ongoing basis, and allocates resources and directs operations in a manner designed to mitigate those risks. For example, in response to the proliferation of AI-enabled fraud and ransomware attacks that continue to be reported globally, we have emphasized phishing and cybersecurity training for our employees and allocated additional resources for business continuity. However, despite these efforts, we cannot eliminate all cybersecurity risks or provide assurances that we have not had occurrences of undetected cybersecurity incidents.
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

167	Goldman Sachs September 2025 Form 10-Q

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

Goldman Sachs September 2025 Form 10-Q	168

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

169	Goldman Sachs September 2025 Form 10-Q

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

Goldman Sachs September 2025 Form 10-Q	170

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

These statements may relate to, among other things, (i) our future plans and results, including our target ROE, ROTE, efficiency ratio, CET1 capital ratio and firmwide total credit alternative assets, and how they can be achieved, (ii) trends in or growth opportunities for our businesses, including the timing, costs, profitability, benefits and other aspects of business and strategic initiatives, such as OneGS 3.0, and their impact on our efficiency ratio, (iii) the opportunities and challenges presented by AI, (iv) our Investment banking fees backlog and future advisory and capital markets results, (v) expenses we may incur, including the level of future compensation expense, (vi) the projected growth of our deposits and other funding, (vii) our business and expense savings initiatives, (viii) our planned benchmark debt issuances, (ix) our credit exposures, (x) our expected provision for credit losses and the adequacy of our allowance for credit losses, (xi) the narrowing of our consumer business, (xii) the objectives and effectiveness of our BCP, information security program, risk management and liquidity policies, (xiii) our resolution plan and its implications for stakeholders, (xiv) the effect of changes to regulations, and our future status, activities or reporting under banking and financial regulation, (xv) our expected tax rate, (xvi) the future state of our liquidity and regulatory capital ratios, and our prospective capital distributions (including dividends and repurchases), (xvii) our expected SCB and G-SIB surcharge, (xviii) legal proceedings, governmental investigations or other contingencies, (xix) the asset recovery guarantee related to our 1Malaysia Development Berhad settlements, (xx) the effectiveness of our management of our human capital and changes in headcount, (xxi) future inflation, (xxii) our ability to sell, and the terms of any proposed or pending sales of, Asset & Wealth Management historical principal investments, (xxiii) the profitability of Platform Solutions, (xxiv) the effectiveness of our cybersecurity risk management process and (xxv) our completed, announced and prospective acquisitions.

171	Goldman Sachs September 2025 Form 10-Q

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
Statements about the projected growth of our deposits and other funding and our platform solutions business, are subject to the risk that actual growth, savings and profitability may differ, possibly materially, from that currently anticipated due to, among other things, changes in interest rates and competition from other similar products.
Statements about planned benchmark debt issuances are subject to the risk that actual issuances may differ, possibly materially, from that currently expected due to changes in market conditions, business opportunities or our funding and projected liquidity needs.
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

Goldman Sachs September 2025 Form 10-Q	172

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
Statements about the proposed or pending sales of Asset & Wealth Management historical principal investments are subject to the risks that buyers may not bid on these assets or bid at levels, or with terms, that are unacceptable to us, and that the performance of these activities may deteriorate as a result of the proposed and pending sales.
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

173	Goldman Sachs September 2025 Form 10-Q

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Quantitative and qualitative disclosures about market risk are set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management” in Part I, Item 2 of this Form 10-Q.
Item 4. Controls and Procedures
As of the end of the period covered by this report, an evaluation was carried out by our management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of the end of the period covered by this report. In addition, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the quarter ended September 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The table below presents purchases made by or on behalf of Group Inc. or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our common stock during the three months ended September 2025.

	Total Shares Purchased	Average Price Paid Per Share	Total Shares Purchased as Part of a Publicly Announced Program	Dollar Value of Remaining Authorized Repurchases ($ in millions)
July	1,884,056	$719.24	1,883,981	$35,645
August	899,162	$717.25	899,162	$35,000
September	–	$–	–	$35,000
Total	2,783,218		2,783,143
In the table above, total shares purchased included 75 shares during July 2025 remitted to satisfy statutory withholding taxes related to share-based awards.
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
Item 5. Other Information
Rule 10b5-1 Trading Plans
During the three months ended September 2025, no directors or executive officers entered into, modified or terminated, contracts, instructions or written plans for the sale or purchase of Group Inc.’s securities that were intended to satisfy the affirmative defense conditions of Rule 10b5-1 or that constituted non-Rule 10b5-1 trading arrangements (as defined in Item 408 of Regulation S-K).

Goldman Sachs September 2025 Form 10-Q	174

Item 6. Exhibits
Exhibits
15.1     Letter re: Unaudited Interim Financial Information.
31.1     Rule 13a-14(a) Certifications.
32.1    Section 1350 Certifications (This information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934).
101     Pursuant to Rules 405 and 406 of Regulation S-T, the following information is formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Statements of Earnings for the three and nine months ended September 30, 2025 and September 30, 2024, (ii) the Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2025 and September 30, 2024, (iii) the Consolidated Balance Sheets as of September 30, 2025 and December 31, 2024, (iv) the Consolidated Statements of Changes in Shareholders’ Equity for the three and nine months ended September 30, 2025 and September 30, 2024, (v) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2025 and September 30, 2024, (vi) the notes to the Consolidated Financial Statements and (vii) the cover page.
104    Cover Page Interactive Data File (formatted in iXBRL in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
THE GOLDMAN SACHS GROUP, INC.

By:	/s/	Denis P. Coleman III
Name:		Denis P. Coleman III
Title:		Chief Financial Officer (Principal Financial Officer)
Date:		October 31, 2025

By:	/s/	Sheara J. Fredman
Name:		Sheara J. Fredman
Title:		Chief Accounting Officer (Principal Accounting Officer)
Date:		October 31, 2025

175	Goldman Sachs September 2025 Form 10-Q