Form 10-K
period 2025-12-31
GOLDMAN SACHS GROUP INC
filed 2026-02-25
CIK 886982

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025	Commission File Number: 001-14965
The Goldman Sachs Group, Inc.
(Exact name of registrant as specified in its charter)

Delaware	13-4019460
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

200 West Street, New York, NY	10282
(Address of principal executive offices)	(Zip Code)
(212) 902-1000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Exchange on which registered
Common stock, par value $0.01 per share	GS	NYSE
Depositary Shares, Each Representing 1/1,000th Interest in a Share of Floating Rate Non-Cumulative Preferred Stock, Series A	GS PRA	NYSE
Depositary Shares, Each Representing 1/1,000th Interest in a Share of Floating Rate Non-Cumulative Preferred Stock, Series C	GS PRC	NYSE
Depositary Shares, Each Representing 1/1,000th Interest in a Share of Floating Rate Non-Cumulative Preferred Stock, Series D	GS PRD	NYSE
5.793% Fixed-to-Floating Rate Normal Automatic Preferred Enhanced Capital Securities of Goldman Sachs Capital II	GS/43PE	NYSE
Floating Rate Normal Automatic Preferred Enhanced Capital Securities of Goldman Sachs Capital III	GS/43PF	NYSE
Medium-Term Notes, Series F, Callable Fixed and Floating Rate Notes due March 2031 of GS Finance Corp.	GS/31B	NYSE
Medium-Term Notes, Series F, Callable Fixed and Floating Rate Notes due May 2031 of GS Finance Corp.	GS/31X	NYSE
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of June 30, 2025, the aggregate market value of the common stock of the registrant held by non-affiliates of the registrant was approximately $213.2 billion.
As of February 6, 2026, there were 296,752,922 shares of the registrant’s common stock outstanding.
Documents incorporated by reference: Portions of The Goldman Sachs Group, Inc.’s Proxy Statement for its 2026 Annual Meeting of Shareholders are incorporated by reference in the Annual Report on Form 10-K in response to Part III, Items 10, 11, 12, 13 and 14.

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2025

Goldman Sachs 2025 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Page No.
Supplemental Financial Information	239
Common Stock Performance	239
Statistical Disclosures	239
Item 9
Changes in and Disagreements with Accountants on Accounting
and Financial Disclosure	244
Item 9A
Controls and Procedures	244
Item 9B
Other Information	244
Item 9C
Disclosure Regarding Foreign Jurisdictions that Prevent Inspections	244
PART III	244
Item 10
Directors, Executive Officers and Corporate Governance	244
Item 11
Executive Compensation	245
Item 12
Security Ownership of Certain Beneficial Owners and
Management and Related Stockholder Matters	245
Item 13
Certain Relationships and Related Transactions, and Director
Independence	245
Item 14
Principal Accountant Fees and Services	245
PART IV	245
Item 15
Exhibit and Financial Statement Schedules	245
SIGNATURES	250

Goldman Sachs 2025 Form 10-K

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
When we use the terms “Goldman Sachs,” “we,” “us,” “our” and “the firm,” we mean The Goldman Sachs Group, Inc. (Group Inc. or parent company), a Delaware corporation, and its consolidated subsidiaries. When we use the term “our subsidiaries,” we mean the consolidated subsidiaries of Group Inc. References to “this Form 10-K” are to our Annual Report on Form 10-K for the year ended December 31, 2025. All references to 2025, 2024 and 2023 refer to our years ended, or the dates, as the context requires, December 31, 2025, December 31, 2024 and December 31, 2023, respectively.
Group Inc. is a bank holding company (BHC) and a financial holding company (FHC) regulated by the Board of Governors of the Federal Reserve System (FRB). Our U.S. depository institution subsidiary, Goldman Sachs Bank USA (GS Bank USA), is a New York State-chartered bank.
Our Business Segments
We manage and report our activities in three business segments: Global Banking & Markets, Asset & Wealth Management and Platform Solutions. Global Banking & Markets generates revenues from investment banking fees, including advisory, and equity and debt underwriting fees, Fixed Income, Currency and Commodities (FICC) intermediation and financing activities and Equities intermediation and financing activities, as well as relationship lending and acquisition financing (and related hedges), investing activities related to our Global Banking & Markets activities and transaction banking. Asset & Wealth Management generates revenues from management and other fees, incentive fees, private banking and lending and investments. Substantially all of the revenues in Platform Solutions are from activities related to issuing credit cards to and raising deposits from Apple Card customers and related to businesses that have been exited.

The chart below presents our three business segments.

GLOBAL BANKING & MARKETS

- Investment banking fees
  - Advisory
  - Equity underwriting
  - Debt underwriting
- FICC
  - FICC intermediation
  - FICC financing
- Equities
  - Equities intermediation
  - Equities financing
- Other

ASSET & WEALTH MANAGEMENT

PLATFORM SOLUTIONS

Beginning with the fourth quarter of 2025, we made certain changes to our segments as we continued to narrow our strategic focus with respect to consumer-related activities within Platform Solutions. The primary changes within our segments are as follows:
•Global Banking & Markets additionally includes the results from our transaction banking business, which are reported in Other (previously reported in Platform Solutions).
•Within Global Banking & Markets, results related to facilitating institutional primary loans for syndication and providing structured letters of credit to corporate clients are reported in FICC financing (previously reported in Other).
•Results from our Urban Investment Group, which makes investments in connection with our activities to satisfy requirements under the Community Reinvestment Act (CRA), are allocated across all three segments to reflect the shared nature of such requirements (previously reported in Asset & Wealth Management).
•Within Asset & Wealth Management, results from Equity Investments and Debt Investments are reported in aggregate, as we continue our transition from direct investments on our balance sheet to a scaled third-party funds-driven business.

Goldman Sachs 2025 Form 10-K	1

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
Our businesses are supported by our Global Investment Research business, which, as of December 2025, provided fundamental research on approximately 3,000 companies worldwide and on approximately 50 national economies, as well as on industries, currencies and commodities.
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

2	Goldman Sachs 2025 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

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
•FICC financing. Includes (i) secured lending to our clients through structured mortgage and other asset-backed lending, (ii) financing through securities purchased under agreements to resell (resale agreements) and (iii) other FICC financing (including commodity financing to clients through structured transactions, facilitating institutional primary loans for syndication and providing structured letters of credit to corporate clients).
Equities. Equities generates revenues from intermediation and financing activities.
•Equities intermediation. We make markets in equity and equity-related products, including ETFs, convertible securities, options, futures and over-the-counter (OTC) derivative instruments. As a principal, we facilitate client transactions by providing liquidity to our clients, including by transacting in large blocks of stocks or derivatives, requiring the commitment of our capital.

Goldman Sachs 2025 Form 10-K	3

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
Other. We lend to corporate clients, including through relationship lending and acquisition financing. The hedges related to this lending and financing activity are also reported as part of Other. Additionally, we provide transaction banking services, such as deposit taking, payments solutions and other cash management services, for corporate and institutional clients. Transaction banking revenues include net interest income attributed to transaction banking deposits. Other also includes investing activities related to our Global Banking & Markets activities.

Asset & Wealth Management
Asset & Wealth Management provides investment services to help clients preserve and grow their financial assets and achieve their financial goals. We provide these services to our clients, both institutional and individuals, including investors who primarily access our products through a network of third-party distributors around the world.
We manage client assets across a broad range of investment strategies and asset classes, including equity, fixed income and alternative investments. Alternative investments primarily includes hedge funds, credit funds, private equity, real estate, currencies, commodities and asset allocation strategies. Our investment offerings include those managed on a fiduciary basis by our portfolio managers, as well as those managed by third-party managers. We offer our investment solutions in a variety of structures, including separately managed accounts, mutual funds, ETFs, private partnerships and other commingled vehicles.
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

4	Goldman Sachs 2025 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

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
•Private banking and lending. Our private banking and lending activities include issuing loans to our wealth management clients. Such loans are generally secured by commercial and residential real estate, securities or other assets. We also raise deposits from wealth management clients through our private bank and Marcus. Private banking and lending revenues include net interest income allocated to deposits and net interest income earned on loans to individual clients.
•Investments. Includes investments related to our asset management activities. These investments include public and private equity securities, debt securities and loans, related to corporate, real estate and infrastructure assets. We also make investments through consolidated investment entities, substantially all of which are engaged in real estate investment activities.
Platform Solutions
Substantially all of the revenues in Platform Solutions are from activities related to issuing credit cards to and raising deposits from Apple Card customers and related to businesses that have been exited. In December 2025, we entered into an agreement to transition the Apple Card program to another issuer. The transition is expected to be completed in approximately 24 months. During 2025, we sold the General Motors (GM) credit card program to another issuer.
Since 2023, we have narrowed our focus with respect to consumer-related activities by taking several actions, and the transition of the Apple Card program will substantially complete the narrowing of such focus. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Regulatory and Other Matters — Other Matters — Narrowing our Focus on Consumer-Related Activities” in Part II, Item 7 of this Form 10-K for further information.
Business Continuity and Information Security
Business continuity and information security, including cybersecurity, are high priorities for us. Their importance has been highlighted by (i) numerous highly publicized events in recent years, including cyber attacks against financial institutions, governmental agencies, large consumer-based companies, software and information technology service providers and other organizations, some of which have resulted in the unauthorized access to or disclosure of personal information and other sensitive or confidential information, the theft and destruction of corporate information, requests for ransom payments, and disruptions to organizations’ operations, (ii) widespread operational disruptions arising from software updates or the unavailability of services from third-party service providers, (iii) extreme weather events and (iv) the COVID-19 pandemic. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management — Cybersecurity Risk Management” in Part II, Item 7 of this Form 10-K for further information about cybersecurity.
Our Business Continuity & Technology Resilience Program has been developed to provide reasonable assurance of business continuity in the event of disruptions at our critical facilities or of our systems, and to comply with regulatory requirements, including those of FINRA. Because we are a BHC, our Business Continuity & Technology Resilience Program is also subject to review by the FRB. The key elements of the program are crisis management, business continuity, technology resilience, business recovery, assurance and verification, and process improvement. In the area of information security, we have developed and implemented a framework of principles, policies and technology designed to protect the information provided to us by our clients and our own information from cyber attacks and other misappropriation, corruption, unavailability or loss. Safeguards are designed to maintain the confidentiality, integrity and availability of information.

Goldman Sachs 2025 Form 10-K	5

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Human Capital Management
Our people are our greatest asset. We believe that a major strength and principal reason for our success is the quality, dedication, determination and collaboration of our people, which enables us to serve our clients, generate long-term value for our shareholders and contribute to the broader community.
Our Workforce
Our goal is to attract, retain, and promote an exceptionally skilled workforce. We invest heavily in developing and supporting our people throughout their careers, and we strive to maintain a work environment that fosters professionalism, excellence, high standards of business ethics, teamwork and cooperation among our employees worldwide. We believe that the diversity of our workforce, including diversity of perspectives, enhances our performance-based culture and is critical to our commercial success. We remain focused on the importance of attracting and retaining diverse exceptional talent. We will continue to develop programs consistent with our fundamental commitment to inclusive, merit-based promotion and in compliance with the law.
Talent Development and Retention
We seek to help our people achieve their full potential by investing in them and supporting a culture of continuous development. Our goals are to maximize individual capabilities, increase commercial effectiveness and innovation, reinforce our culture, expand professional opportunities, and help our people contribute positively to their communities. As of December 2025, the average tenure of the members of our Management Committee was approximately 23 years, and that of all of our employees was approximately 6 years. In addition, nearly 45% of our partners were campus hires.

Instilling our culture in all employees is a continuous process, in which training plays an important part. We offer our employees the opportunity to participate in ongoing educational offerings and periodic seminars facilitated by our Talent Development team. To accelerate their integration into the firm and our culture, new hires have the opportunity to receive training as soon as they start working via orientation programs that emphasize culture and networking, and nearly all employees participate in at least one training event each year. For our more senior employees, we provide guidance and training on how to manage people and projects effectively, exhibit strong leadership and exemplify our culture. We are also focused on developing a high performing, diverse leadership pipeline and career planning for our next generation of leaders. We maintain a variety of programs aimed at employees’ professional growth and leadership development. For example, we are focused on ensuring that vice presidents and managing directors have the necessary coaching, sponsorship and advocacy to support their career trajectories and strengthen their leadership platforms. Many other career development initiatives are aimed at fostering talent at the analyst and associate levels. We also work closely with our leadership teams to promote diversity and inclusion. Our global and regional Inclusion Networks and Interest Forums are open to all of our professionals to promote and advance these goals.
Enhancing our people’s experience of internal mobility is a key focus, as we believe that this will inspire employees, help retain top talent and create diverse experiences to build future leaders.
Another important part of instilling our culture is our employee performance review process. Employees are reviewed by supervisors, co-workers and employees whom they supervise in a 360-degree review process that is integral to our team approach and includes an evaluation of an employee’s performance. Our approach to evaluating employee performance centers on providing robust, timely and actionable feedback that facilitates professional development. We have directed our managers, as leaders at the firm, to take an active coaching role with their teams. We also engage in “Three Conversations at GS” through which managers establish goals with their team members at the start of the year, check in mid-year on progress and then close out the year with a conversation on performance against goals.

6	Goldman Sachs 2025 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

We believe that our people value opportunities to contribute to their communities and that these opportunities enhance their job satisfaction. We also believe that being able to volunteer together with colleagues and support community organizations through completing local service projects strengthens our people’s bond with us. Community TeamWorks, our signature volunteering initiative, enables our people to participate in high-impact, team-based volunteer opportunities, including projects coordinated with hundreds of nonprofit partner organizations worldwide. During 2025, our people volunteered approximately 104,000 hours of service globally through Community TeamWorks, with approximately 20,000 employees partnering with approximately 700 nonprofit organizations on approximately 1,500 community projects.
Wellness
We recognize that for our people to be successful in the workplace they need support in their personal and professional lives, which is why our wellness framework is designed to promote health and fitness, resilience, and work-life balance. We provide a number of policies for our employees that support taking paid time away from the office, including a minimum of 20 weeks of paid parental leave and up to four weeks of paid family care leave in order to assist with the care of family members with a serious health condition, care of family due to military leave, the fostering of a child, death of an immediate family member or miscarriage. We allow managing directors to take time off without a fixed vacation entitlement, and have also set a minimum annual expected vacation usage of 15 days for all employees.
As a firm, we are committed to supporting our people's mental health and resilience, offering a range of counseling, coaching, medical advisory and personal wellness services. A prime example of our dedication to fostering a culture of resilience is our internationally recognized Mental Health First Aid program. As of December 2025, over 1,500 employees were certified through that program across the firm. We have evolved and strengthened virtual offerings to enhance access to support, with the aim of maintaining the physical and mental well-being of our people, and enhancing their effectiveness and productivity. Since launching a manager mental health training in 2024 to help support leaders globally, we have trained over 20,000 of our people.
We understand the crucial role caregiving plays in the lives of our employees. To help enable employees to better balance their roles at work and their responsibilities at home, we offer a variety of family-centered benefits, including adoption and surrogacy stipends, as well as adult or childcare options to help our people navigate caregiving across various life stages. Employees also have access to our family care coordination services for comprehensive support and coaching across the caregiving continuum—from their transition to new parenthood to caring for adult family members.
In 2025, we also launched comprehensive virtual support globally for those experiencing or supporting those with menopause, perimenopause and midlife changes. Employees and eligible dependents can now receive personalized care, lifestyle coaching and mental health support to manage any symptoms.
In addition, to support the financial wellness of our employees, we offer a variety of resources that help them manage their personal financial health and decision-making, including financial education information sessions, live and on-demand webinars, articles and interactive digital tools.
Global Reach and Strategic Locations
As a firm with a global client base, we take a strategic approach to attracting, developing and managing a global workforce. Our clients are located worldwide and we are an active participant in financial markets around the world. As of December 2025, we had headcount of 47,400, offices in over 35 countries, and 50% of our headcount was based in the Americas, 20% in Europe, Middle East and Africa (EMEA) and 30% in Asia. Our employees come from over 190 countries and speak more than 175 languages as of December 2025.
In addition to maintaining offices in major financial centers around the world, we have established key strategic locations, including in Bengaluru, Salt Lake City, Dallas, Singapore, Warsaw, Birmingham and Hyderabad. We continue to evaluate the expanded use of strategic locations, including cities in which we do not currently have a presence.
As of December 2025, 45% of our employees were working in strategic locations. We believe our investment in these strategic locations enables us to build centers of excellence around specific capabilities that support our business initiatives.

Goldman Sachs 2025 Form 10-K	7

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Sustainability
At Goldman Sachs, our priority is meeting our clients where they are and having the commercial capabilities and insights to help them deliver on their distinct strategic priorities. Our approach to sustainable finance therefore centers on our clients. We facilitate our clients’ sustainability objectives by providing them with our advice; market-based solutions across public and private markets, including innovative structuring and financing solutions; and dedicated risk management capabilities.
We have a long-standing commitment to sustainability. Our sustainability strategy focuses on two priorities: helping clients across industries decarbonize their businesses to support their transition to a low-carbon economy (Climate Transition) and advancing solutions that expand access, increase affordability, and drive outcomes to support sustainable economic growth (Inclusive Growth). We deliver on these two priorities through our work with our clients, and with strategic partners whose strengths and areas of focus complement our own, as well as through our supply chain.
Our Sustainable Finance Group serves as the centralized group that drives our sustainability strategy and related efforts across our firm, including the commercial approach alongside our businesses, to advance Climate Transition and Inclusive Growth.
Our activities relating to sustainability present both financial and nonfinancial risks, and we have processes for managing these risks, similar to the other risks we face. We have integrated oversight of climate-related risks into our risk management governance structure, from board-level oversight at the firmwide and legal entity levels, as well as internal governance structures and responsibilities across our management teams and various firmwide groups that support our businesses. We have also implemented Environmental & Social Due Diligence Guidelines to guide our overall risk-based due diligence approach when evaluating relevant transactions for environmental and social risks and impacts.
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

As a leading financial institution, we acknowledge the importance of Climate Transition and Inclusive Growth for our business. We have completed sustainability debt issuances, which align with our sustainable finance framework and fund a range of on-balance sheet sustainable finance activity. We also partner with our clients across our businesses to advance their sustainability objectives, including by developing new sustainability-linked financing solutions, offering strategic advice, and co-investing alongside our clients in energy companies. In 2019, we announced a goal to deploy $750 billion in sustainable financing, investing and advisory activity by the beginning of 2030, which we have met.
Additionally, we have physical emissions intensity–based sectoral targets related to our financing activities in Energy, Power, and Auto Manufacturing. These targets were designed and are used to measure and track our clients’ progress in these sectors. They were not developed to restrict our financing activities, and we are committed to supporting all our clients by providing them with financial solutions to help them accomplish their strategic priorities. We have offset unabated emissions in our operations and business travel since 2015 through a combination of emissions reduction efforts and the procurement of Energy Attribute Certificates and third-party-verified carbon credits. We have since expanded our operational carbon commitment to include our supply chain, prioritizing emissions reductions.
In addition to Climate Transition, our approach to sustainability also centers on Inclusive Growth where we help drive solutions that expand access, increase affordability, and support outcomes to advance sustainable economic growth, including through commercial solutions and corporate engagement programs.
Competition
The financial services industry and all of our businesses are intensely competitive, and we expect them to remain so. Our competitors provide investment banking, market-making and asset management services, private banking and lending and other wealth advisory services, commercial lending, credit cards, transaction banking, deposit-taking and other banking products and services, and make investments in securities, commodities, derivatives, real estate, loans and other financial assets. Our competitors include brokers and dealers, investment banking firms, commercial banks, credit card issuers, insurance companies, investment advisers, mutual funds, hedge funds, private equity funds, private credit funds, merchant banks and financial technology and other internet-based companies. Some of our competitors operate globally and others regionally, and we compete based on a number of factors, including transaction execution, client experience, products and services, innovation, reputation and price.

8	Goldman Sachs 2025 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

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
A number of our businesses are subject to intense price competition. Efforts by our competitors to gain market share have resulted in pricing pressure in our investment banking, market-making, wealth management and asset management businesses. For example, the increasing volume of trades executed electronically, through the internet and through alternative trading systems, has increased the pressure on trading commissions, in that commissions for electronic trading are generally lower than those for non-electronic trading. It appears that this trend toward low-commission trading will continue. Price competition has also led to compression in the difference between the price at which a market participant is willing to sell an instrument and the price at which another market participant is willing to buy it (i.e., bid/offer spread), which has affected our market-making businesses. The increasing prevalence of passive investment strategies that typically have lower fees than other strategies we offer has affected the competitive and pricing dynamics for our asset management products and services. In addition, we believe that we will continue to experience competitive pressures in these and other areas in the future as some of our competitors seek to obtain market share by further reducing prices, and as we enter into or expand our presence in markets that rely more heavily on electronic trading and execution. We and other banks also compete for deposits on the basis of the rates we offer.

We also compete on the basis of the types of financial products and client experiences that we and our competitors offer. In some circumstances, our competitors may offer financial products that we do not offer and that our clients may prefer, including cryptocurrencies, stablecoins and other digital assets that we cannot or may choose not to provide. Our competitors may also develop technology platforms that provide a better client experience.
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

Goldman Sachs 2025 Form 10-K	9

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
GSPIC is an investment firm under the French Prudential Supervision and Resolution Authority and the French Financial Markets Authority. GSPIC’s activities include certain activities that GSBE is prevented from undertaking. GSPIC is subject to the E.U. Investment Firm Regulation, the prudential regime for E.U. investment firms. GSPIC is also registered with the CFTC as a swap dealer.
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

10	Goldman Sachs 2025 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

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
GSBE is subject to capital and liquidity requirements prescribed in the E.U. Capital Requirements Regulation (CRR) and the E.U. Capital Requirements Directive (CRD), both of which are largely based on Basel III, and the finalized revisions to the Basel III Capital Requirements set by the Basel Committee (Basel III Revisions), which became effective on January 1, 2025.
GSI and GSIB are subject to the U.K. capital and liquidity frameworks prescribed in the PRA Rulebook and the U.K. Capital Requirements Regulation, which are also largely based on Basel III.

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
The SCB is based on the results of the FRB’s supervisory stress tests and our planned common stock dividends and can change significantly over time based on the results of the annual supervisory stress tests. See “Stress Tests and Capital Planning” below. The countercyclical capital buffer is designed to counteract systemic vulnerabilities and currently applies only to banking organizations subject to Category I, II or III standards, including us and GS Bank USA. Several other national supervisors also require countercyclical capital buffers. The G-SIB surcharge and countercyclical capital buffer applicable to us may change in the future, including due to additional guidance from our regulators and/or positional changes. As a result, the minimum capital ratios to which we are subject are likely to change over time.
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

Goldman Sachs 2025 Form 10-K	11

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

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
In 2023, the U.S. federal bank regulatory agencies proposed a rule implementing the Basel III Revisions, including the Fundamental Review of the Trading Book (FRTB). The FRTB, among other things, revises the standardized and internal model-based approaches used to calculate market risk requirements and clarifies the scope of positions subject to market risk capital requirements. The U.S. federal bank regulatory agencies have indicated that they are working on a revised proposal.
The E.U. has adopted rules to implement the Basel III Revisions through amendments to the CRR and the CRD, referred to as CRR III and CRD VI. The amendments include the FRTB rules, revised rules for credit risk capital, a new standardized approach for operational risk and credit valuation adjustment (CVA) risk capital and a floor on internally modeled capital requirements at 72.5% of those required under the standardized approach, commonly known as the “output floor,” which began to be phased in from 2025 and will be fully phased in by 2030. Substantial parts of these rules became effective in January 2025, though certain provisions applied beginning in July 2024. The FRTB rules are currently expected to apply from January 2027.
In January 2026, the PRA issued final rules with an effective date of January 1, 2027, implementing Basel III Revisions, including new rules covering the FRTB, credit risk, counterparty credit risk, CVA risk, operational risk and securitization for the U.K. The implementation of the internal model approach for market risk (FRTB-IMA) is deferred to January 1, 2028. Under the PRA final rules, our U.K. subsidiaries are not subject to a floor on internally modeled capital requirements.

The Basel Committee has published an updated securitization framework. The U.S. federal bank regulatory agencies’ July 2023 proposal would implement the updated securitization framework. The updated securitization framework has been implemented in the E.U. and the U.K., however; the E.U. is currently in the process of reexamining the E.U. securitization framework.
Leverage Ratios. Under the Capital Framework, we and GS Bank USA are subject to Tier 1 leverage ratios and supplementary leverage ratios (SLRs) established by the FRB. As a G-SIB, the SLR requirements applicable to us include both a minimum requirement and a buffer requirement, which operates in the same manner as the risk-based buffer requirements described above. In November 2025, the FRB adopted a rule to recalibrate the SLR buffer requirement applicable to G-SIBs, such as us, by replacing the current 2% buffer with a buffer equal to 50% of their G-SIB surcharge (Method 1), and this rule also made conforming modifications to the total loss-absorbing capacity (TLAC) and external long-term debt requirements applicable to G-SIBs, such as us. See “TLAC” below for further information about the TLAC and external long-term debt requirements applicable to us. This rule also replaced the 6% prompt corrective action requirement for insured depository institution subsidiaries of G-SIBs, such as GS Bank USA, to be well-capitalized with a buffer equal to 50% of their G-SIB parent’s Method 1 surcharge, capped at 1%, that applies in addition to the 3% SLR minimum. The rule becomes effective April 1, 2026 with early adoption permitted. We early adopted the final rule on January 1, 2026.
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

12	Goldman Sachs 2025 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

GSBE is subject to the LCR rule approved by the European Commission, and GSI and GSIB are subject to the U.K. regulatory authorities’ LCR rules, which are generally consistent with the Basel Committee’s framework.
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

As part of the CCAR process, the FRB evaluates our plan to make capital distributions across a range of macroeconomic and company-specific assumptions, based on our and the FRB’s own stress tests. In April 2025, the FRB issued a proposal intended to reduce the volatility of the capital requirements resulting from the annual stress tests. The proposal would average the results of the supervisory stress tests from the two prior annual supervisory stress tests and extend the effective date of the SCB requirement from October 1 to January 1 for each year. Additionally, in October 2025, the FRB published proposals seeking comment on the 2026 supervisory stress test scenarios, the supervisory stress test models and revisions to enhance the transparency of the FRB’s stress testing framework.
Under the FRB’s rule applicable to BHCs with $100 billion or more in total consolidated assets, including us, the SCB applies to the Standardized approach capital requirements. The SCB reflects stressed losses estimated under the supervisory severely adverse scenario of the CCAR stress tests, as calculated by the FRB, and includes four quarters of planned common stock dividends. The SCB, which is subject to a 2.5% floor, is generally effective on October 1 of each year and remains in effect until October 1 of the following year, unless it is reset in connection with the resubmission of a capital plan. In February 2026, the FRB announced that BHCs will continue to be subject to their current SCB requirements until they receive new SCB requirements in 2027 that can be calculated based on models that take public feedback into consideration. As a result, absent further action from the FRB, our current SCB will remain effective through September 30, 2027. See “Available Information” below and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Capital Management and Regulatory Capital” in Part II, Item 7 of this Form 10‑K for information about our SCB requirement.
The SCB rule requires a BHC to receive the FRB’s approval for any dividend, stock repurchase, preferred stock redemption or other capital distribution, other than a capital distribution on a newly issued capital instrument, if the BHC is required to resubmit its capital plan, which may occur if the BHC determines there has been or will be a “material change” in its risk profile, financial condition or corporate structure since the plan was last submitted, or if the FRB directs the BHC to revise and resubmit its capital plan.
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

Goldman Sachs 2025 Form 10-K	13

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
Recovery and Resolution Planning. We are required by the FRB and the FDIC to submit a periodic plan for our rapid and orderly resolution in the event of material financial distress or failure (resolution plan). If these regulators jointly determine that an institution has failed to remediate identified deficiencies in its resolution plan or that its resolution plan, after any permitted resubmission, is not credible or would not facilitate an orderly resolution under the U.S. Bankruptcy Code, they may jointly impose more stringent capital, leverage or liquidity requirements or restrictions on growth, activities or operations, or may jointly order the institution to divest assets or operations, in order to facilitate orderly resolution in the event of failure. The FRB and FDIC require U.S. G-SIBs to submit resolution plans every two years (alternating between submissions of full plans and targeted plans that include only select information). We submitted our 2023 resolution plan, which was a full submission, in June 2023. In June 2024, the FRB and the FDIC provided feedback on our 2023 resolution plan and identified one shortcoming, other areas for additional focus to address resolution readiness and additional information required to be included in our 2025 resolution plan. In August 2024, we submitted a description of our key actions to address the shortcoming, and in June 2025, we submitted our 2025 resolution plan, which was a targeted submission. Our next required submission is a full submission by July 1, 2027. See “Risk Factors — Legal and Regulatory — The application of Group Inc.’s proposed resolution strategy could result in greater losses for Group Inc.’s security holders” in Part I, Item 1A of this Form 10-K and “Available Information” in Part I, Item 1 of this Form 10-K for further information about our resolution plan.

14	Goldman Sachs 2025 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

We are also required by the FRB to submit, on a periodic basis, a global recovery plan that outlines the steps that we could take to reduce risk, maintain sufficient liquidity and conserve capital in times of prolonged stress. Certain of our subsidiaries are also subject to similar recovery plan requirements in their local jurisdictions.
GS Bank USA is required to provide a resolution plan to the FDIC that must, among other things, demonstrate that it is adequately protected from risks arising from our other entities. GS Bank USA’s most recent resolution plan was submitted in December 2023. In June 2024, the FDIC adopted revisions to its rule that requires the submission of resolution plans by insured depository institutions (IDIs) with $50 billion or more in total assets. These revisions modify the requirements regarding the content and timing of resolution submissions, as well as interim supplements to those submissions provided to the FDIC by IDIs with $100 billion or more in total assets. IDIs with $100 billion or more in total assets, including GS Bank USA, are required to submit full resolution plans biennially. GS Bank USA’s next required submission is due by July 1, 2026, and in December 2025 the FDIC announced that the required content will be equivalent to an interim supplement.
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

The E.U. Bank Recovery and Resolution Directive (BRRD), as amended by the BRRD II, establishes a framework for the recovery and resolution of financial institutions in the E.U., such as GSBE. The BRRD provides national supervisory authorities with tools and powers to pre-emptively address potential financial crises in order to promote financial stability and minimize taxpayers’ exposure to losses. The BRRD requires E.U. member states to grant certain resolution powers to national and, where relevant, E.U. resolution authorities, including the power to impose a temporary stay, and to recapitalize a failing entity by writing down its unsecured debt or converting its unsecured debt into equity. Financial institutions in the E.U. must provide that contracts governed by non-E.U. law recognize those temporary stay and bail-in powers unless doing so would be impracticable. GSBE is under the direct authority of the Single Resolution Board (SRB) for resolution planning. E.U. law requires financial institutions in the E.U., including subsidiaries of non-E.U. groups, to submit recovery plans and to assist the relevant resolution authority in constructing resolution plans for the E.U. entities. GSBE’s primary regulator with respect to recovery planning is the ECB, and it is also regulated by BaFin and Deutsche Bundesbank. In June 2025, the European Parliament and Council reached an agreement to implement a reformed crisis-management and deposit-insurance framework. The reform aims to, for example, reduce reliance on taxpayer-funded bailouts by reinforcing industry-funded safety nets (the national resolution funds and the SRB), and it will amend, among other things, the BRRD, with implementation expected from 2026.
The U.K. Special Resolution Regime confers substantially the same powers on the Bank of England, as the U.K. resolution authority, and substantially the same requirements on U.K. financial institutions. Further, certain U.K. financial institutions, including GSI and GSIB, are required to meet the Bank of England’s expectations contained in the U.K. Resolution Assessment Framework, including with respect to loss absorbency, contractual stays, operational continuity and funding in resolution. They are also required by the PRA to submit an analysis on how their trading activities could be wound down in a stressed environment. The PRA is also the regulatory authority in the U.K. that supervises recovery planning, and GSI and GSIB are each required to submit recovery plans to the PRA.

Goldman Sachs 2025 Form 10-K	15

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

TLAC. The FRB’s TLAC rule, among other things, establishes minimum TLAC requirements and establishes minimum requirements for “eligible long-term debt” (i.e., debt that is unsecured, has a maturity of at least one year from issuance and satisfies certain additional criteria).
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
The CRR, BRRD and U.K. financial services regime also impose minimum TLAC requirements on G-SIBs. For example, the CRR requires E.U. subsidiaries of a non-E.U. G-SIB that exceed the threshold of 5% of the G-SIB’s RWAs, operating income or leverage exposure, such as GSBE, to meet requirements for the issuance of instruments to qualifying affiliates (internal TLAC) in order to be able to transfer losses or otherwise recapitalize those subsidiaries. Under the U.K. financial services regime, GSG UK exceeds the applicable thresholds and therefore, it is subject to internal TLAC requirements.
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

The BRRD II and the U.K. resolution regime subject institutions to a MREL, which is generally consistent with the Financial Stability Board’s (FSB’s) TLAC standard. The SRB imposes internal MREL requirements applicable to GSBE. GSI is required to maintain a minimum level of internal MREL and provide the Bank of England the right to exercise bail-in triggers over certain intercompany regulatory capital and senior debt instruments issued by GSI. These triggers enable the Bank of England to write down such instruments or convert such instruments to equity. The triggers can be exercised by the Bank of England if it determines that GSI has reached the point of non-viability and the FRB and the FDIC have not objected to the bail-in or if Group Inc. enters bankruptcy or similar proceedings.
Insolvency of a BHC or IDI. The Dodd-Frank Act created a resolution regime, OLA, for BHCs and their U.S. affiliates that are systemically important. Under OLA, the FDIC may be appointed as receiver for the systemically important institution and its failed non-bank subsidiaries if, upon the recommendation of applicable regulators, the U.S. Secretary of the Treasury determines, among other things, that the institution is in default or in danger of default, that the institution’s failure would have serious adverse effects on the U.S. financial system and that resolution under OLA would avoid or mitigate those effects.
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

16	Goldman Sachs 2025 Form 10-K

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

Goldman Sachs 2025 Form 10-K	17

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
The FRB has issued guidance that focuses on transaction structures and risk management frameworks and that outlines high-level principles for safe-and-sound leveraged lending, including underwriting standards, valuation and stress testing. This guidance has, among other things, limited the percentage amount of debt that can be included in certain transactions.
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
As part of its implementation of the Basel III Revisions, the E.U. introduced new restrictions on the provision of certain “core” banking services (i.e., deposit-taking, lending and the provision of commitments and guarantees) cross-border into the E.U. Contracts in place before July 11, 2026 will be subject to a “grandfathering” provision and new core banking services will need to be executed out of our subsidiaries established in the E.U., including GSBE.
U.K. banks that have over £35 billion of core retail deposits are required to separate their retail banking services from their investment and international banking activities, commonly known as “ring-fencing.” GSIB is not currently subject to the ring-fencing requirement.

18	Goldman Sachs 2025 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

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
The assessment is also part of the FRB’s consideration of applications to acquire, merge or consolidate with another banking institution or its holding company, to assume deposits of or acquire assets from another depository institution, to establish a new domestic branch office that will raise deposits, or to relocate an office. In the case of a BHC applying for approval to acquire a bank or another BHC, the FRB will assess the records of performance under the CRA of the IDIs involved in the transaction, and such records may be the basis for denying the application.
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

Digital Assets. In the U.S., the Guiding and Establishing National Innovation for U.S. Stablecoins (GENIUS) Act was enacted in July 2025. The GENIUS Act establishes a regulatory framework for “payment stablecoins,” their issuers and related service providers. The GENIUS Act requires the U.S. Secretary of the Treasury, FDIC, FRB, OCC and other federal and state regulators to issue regulations to interpret and implement the GENIUS Act’s requirements, which include capital, liquidity, risk management and other requirements for issuers of payment stablecoins, and prohibits issuers of payment stablecoins from paying the holder of any payment stablecoin any form of interest or yield solely in connection with the holding, use or retention of the payment stablecoin. The GENIUS Act also establishes requirements for the payment stablecoins that related service providers may offer, sell or otherwise make available for trading in the U.S. In the E.U., the Markets in Crypto-Assets Regulation constitutes a comprehensive framework for the regulation of crypto assets, including stablecoins. Technical standards being prepared by the European Securities and Markets Authority and the European Banking Authority (EBA) will specify detailed prudential and conduct obligations for crypto-asset service providers and stablecoin issuers. Banks offering such services must integrate these standards into their risk and compliance frameworks.
The Basel Committee has also published a final standard on the prudential treatment of crypto-asset exposures. In November 2025, the Basel Committee announced that it agreed to expedite a review of targeted elements of the standard. U.S. federal bank regulatory agencies and U.K. authorities have not yet adopted rules implementing the standards. The E.U. has not yet proposed comprehensive legislation; however, CRR III and CRD VI provide for a transitional prudential treatment for banks’ exposures in crypto-assets, and in August 2025, EBA issued draft regulatory technical standards on the calculation and aggregation of crypto exposure values in accordance with CRR III.

Goldman Sachs 2025 Form 10-K	19

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
The SEC requires lenders of securities to provide the material terms of securities lending transactions to FINRA and for FINRA to make certain terms publicly available. Reporting under this requirement will begin in September 2026.
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
The SEC has adopted a rule, effective December 2025, to revise and expand reporting and disclosure requirements relating to execution quality. The SEC also adopted a rule to update the minimum pricing increments, with variable price increments based on the trading characteristics of stocks. In December 2024, the SEC stayed the implementation of this rule, pending the outcome of litigation challenging the rule, and in October 2025, the SEC extended the effectiveness date of this rule to November 2026.
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
The SEC requires that SEC-registered clearing agencies set up policies and procedures that would, among other things, require many market participants to clear cash and repurchase transactions involving U.S. Treasury securities through such a clearing agency by December 2026 for cash transactions and by June 2027 for repurchase transactions.
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

20	Goldman Sachs 2025 Form 10-K

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
CFTC rules require registration of swap dealers, mandatory clearing and execution of interest rate and credit default swaps and real-time public reporting and adherence to business conduct standards for all in-scope swaps. A number of these requirements, particularly those regarding recordkeeping and reporting, also apply to transactions that do not involve a registered swap dealer. In December 2025, the CFTC amended these business conduct and documentation requirements, effective January 2026, to include exceptions for certain qualifying transactions and to repeal certain disclosure requirements. GS&Co. and other subsidiaries, including GS Bank USA, GSBE, GSI and J. Aron, are registered with the CFTC as swap dealers.
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
Our affiliates registered as swap dealers are also subject to NFA regulation, including requirements pertaining to cybersecurity and supervision, and the NFA examines them for compliance with these requirements, as well as compliance with CFTC rules.

Goldman Sachs 2025 Form 10-K	21

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
Similar types of regulation have been proposed or adopted in jurisdictions outside the U.S., including in the E.U. and Japan. Under the European Market Infrastructure Regulation (EMIR), for example, the E.U. and the U.K. have established regulatory requirements relating to portfolio reconciliation and reporting, clearing certain OTC derivatives and margining for uncleared derivatives activities. In addition, under MiFID II and MiFIR, transactions in certain types of derivatives are required to be executed on regulated platforms or exchanges.

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

22	Goldman Sachs 2025 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Asset Management and Wealth Management Regulation
Our asset management and wealth management businesses are subject to extensive oversight by regulators around the world relating to, among other things, the fair treatment of clients, safeguarding of client assets, offerings of funds, fund name, marketing activities, transactions among affiliates and our management of client funds.
The federal securities laws impose fiduciary duties on investment advisers, including GS&Co., Goldman Sachs Asset Management, L.P. and our other U.S. registered investment adviser subsidiaries, and SEC rules prescribe mandatory disclosures.
The SEC requires certain institutional investment managers that meet or exceed certain specified reporting thresholds to report on a monthly basis specific short position data and short activity data for equity securities. Reporting under this rule is required beginning in February 2026.
In 2024, the SEC issued guidance introducing accelerated reporting requirements for open-end management investment companies, such as mutual funds, with respect to their portfolios and additional reporting requirements with respect to their liquidity risk management. Compliance with these amendments is required by November 17, 2027.
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

Goldman Sachs 2025 Form 10-K	23

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
In the E.U., certain provisions in the CRR and CRD are designed to meet the FSB’s compensation standards. These provisions limit the ratio of variable to fixed compensation of all employees at GSBE and of certain other employees identified as having a material impact on the risk profile of GSBE.
In the U.K., the limit on the ratio of variable to fixed compensation was removed for banks and designated investment firms. In October 2025, the PRA and FCA adopted reforms that, among other things, reduced the minimum deferral period for material risk takers to four years and replaced the requirement to pay at least 50 percent of both upfront and deferred variable remuneration in equity with a requirement to pay at least 50 percent of total variable remuneration in equity. We applied these reforms to the 2025 performance year where permitted under the regulations with certain rule changes being applied starting with the 2026 performance year.
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

24	Goldman Sachs 2025 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

In 2024, FinCEN and the SEC proposed a rule that would require certain investment advisers to implement reasonable procedures to identify and verify the identities of their customers. In 2024, FinCEN proposed to amend the anti-money laundering/countering the financing of terrorism (AML/CFT) program requirements for all financial institutions subject to the BSA that have AML/CFT program obligations, including us. The proposal would, among other things, require a financial institution’s risk assessment process to identify, evaluate and document the financial institution’s money laundering, terrorist financing and other illicit activity risks, and update such risk assessments on a periodic basis. In 2024, the U.S. federal bank regulatory agencies proposed amendments to their respective BSA program rules to align those rules with the FinCEN proposal. FinCEN has also adopted a rule that includes certain investment advisers, such as us, in the definition of “financial institutions” under FinCEN’s rules implementing the BSA and, among other things, prescribes minimum standards for AML/CFT programs to be established by such investment advisers and requires them to report suspicious activity to FinCEN. In June 2025, FinCEN announced its intention to revisit the scope of this rule and has extended the effectiveness date of this rule to January 1, 2028.
We are subject to other laws and regulations worldwide relating to anti-money laundering and financial transparency. The E.U., for example, has adopted an AML/CFT package which represents a comprehensive reform of the European anti-money laundering framework, introducing for the first time a directly applicable Single Rulebook and a new E.U.-level supervisory authority (E.U. AML Authority). The E.U. AML Authority commenced operations in July 2025, with the aim to reach full staffing in 2027 and begin direct supervision in 2028, and the Single Rulebook will apply from July 2027, at which point national rules will be largely superseded. Until then, the existing national laws implementing the European anti-money laundering directives and other E.U. instruments continue to apply. In addition, we are subject to the U.S. Foreign Corrupt Practices Act (FCPA), the U.K. Bribery Act and other laws and regulations worldwide regarding corrupt and illegal payments, or providing anything of value, for the benefit of government officials and others. The scope of the types of payments or other benefits covered by these laws is very broad. These laws and regulations include requirements relating to the identification of clients, monitoring for and reporting suspicious transactions, monitoring direct and indirect payments to politically exposed persons, providing information to regulatory authorities and law enforcement agencies, and sharing information with other financial institutions.

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
The SEC made certain amendments to Regulation S-P that implements the GLB Act. The amendments to Regulation S-P require broker-dealers, investment companies and investment advisers registered with the SEC to adopt written policies and procedures for incident response programs to address unauthorized access to or use of customer information. The amended Regulation S-P requires covered entities to notify within 30 days individuals affected by an incident involving sensitive customer information and provide them with details about the incident and other information intended to help affected individuals respond appropriately. In December 2025, the amended Regulation S-P became effective for larger covered entities, such as GS&Co. The California Privacy Protection Agency adopted regulations under the CCPA effective January 1, 2026 relating to cybersecurity audits, risk assessments, and automated decision-making technology.

Goldman Sachs 2025 Form 10-K	25

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Our businesses are also subject to laws and regulations governing cybersecurity and related risks, and which require regulatory disclosures, and, in some instances, individual disclosures, of certain security incidents. These include, but are not limited to, the NYDFS Cybersecurity Requirements for Financial Services Companies. The NYDFS also requires financial institutions regulated by the NYDFS, including GS Bank USA, to, among other things, (i) establish and maintain a cybersecurity program designed to ensure the confidentiality, integrity and availability of their information systems; (ii) implement and maintain a written cybersecurity policy setting forth policies and procedures for the protection of their information systems and nonpublic information; and (iii) designate a Chief Information Security Officer. The NYDFS has adopted amendments to its cybersecurity regulations that impose heightened or additional requirements with respect to cybersecurity incident notifications, risk management and governance.
The E.U. Digital Operational Resilience Act (DORA) applies from January 2025. DORA requires E.U. financial entities, such as GSBE, to have a comprehensive governance and control framework for the management of information and communications technology risk. In addition, in 2024, the E.U. Artificial Intelligence Act (E.U. AI Act) became effective. Certain provisions of the E.U. AI Act apply from February 2025, with other provisions applying between August 2025 and August 2027. The E.U. AI Act establishes rules for placing on the market, putting into service, and using artificial intelligence systems in the E.U. In July 2025, the European Commission published the voluntary General-Purpose AI (GPAI) Code of Practice, which provides guidelines for compliance with the E.U. AI Act. In parallel, the Directive (EU) 2022/2555 (NIS 2) expands cybersecurity obligations for all “essential” and “important” entities across critical sectors, including banking.

The CFPB has adopted a rule regarding personal financial data rights that requires financial institutions that offer consumer deposit accounts and issue credit cards, such as GS Bank USA, to provide consumers electronic access to at least 24 months of transaction data and certain account information and are prohibited from imposing any fees or charges for maintaining or providing access to such data. The rule also imposes data accuracy, retention and other obligations, and data use limitations and other obligations on entities obtaining access to such personal financial data, such as GS&Co. The compliance deadline for large financial institutions, including GS Bank USA, is April 1, 2026, but a court has stayed that deadline until the CFPB has completed its reconsideration of the rule.
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management — Cybersecurity Risk Management” in Part II, Item 7 of this Form 10‑K for further information about our cybersecurity risk management, strategy and governance.

26	Goldman Sachs 2025 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Sustainability and Other
Our businesses are subject to numerous laws and regulations regarding sustainability-related risk oversight, disclosure, and practices at financial institutions and other companies in the U.S. and other jurisdictions. See “Risk Factors — Market Developments and General Business Environment — Climate-related physical and transition risks could disrupt our businesses and adversely affect client activity levels and the creditworthiness of our clients and counterparties, and we are at increased risk of being subject to conflicting legal and regulatory requirements and stakeholder expectations regarding climate-related matters” in Part I, Item 1A of this Form 10-K.
Several states in which we operate have enacted or proposed statutes, regulations or guidance addressing climate change and other sustainability issues, including climate disclosure laws and climate-related financial risk management guidance. For example, the NYDFS has issued guidance on climate-related financial risk management applicable to NYDFS-regulated banking and mortgage organizations, including GS Bank USA. The guidance addresses material financial risks related to climate change faced by these organizations in the context of risk assessment, risk management, and risk appetite setting. In addition, California has enacted laws requiring certain entities doing business in California to disclose certain climate-related information beginning in 2026, including climate-related financial risks and greenhouse gas emissions data. These California laws are currently subject to litigation challenging such laws.
In recent years, certain states have enacted, or are considering enacting, “fair access” statutes that generally prohibit financial institutions from denying or canceling services on the basis of factors, such as political opinions, religious beliefs, “social credit scores,” or any factor that is not quantitative, impartial, and risk-based. In addition, at the federal level, fair access legislation has been proposed and federal regulatory agencies have taken actions to address “debanking,” which generally refers to restricting access to financial services on the basis of a customer’s political or religious beliefs or affiliations.

Certain of our entities are, or are expected to be, subject, in varying degrees, to sustainability-related laws in place or being implemented across certain non-U.S. jurisdictions, including by E.U. member states. E.U. rules include directives, such as the Corporate Sustainability Reporting Directive (CSRD) and the Corporate Sustainability Due Diligence Directive (CSDDD), both of which have recently been revised, and, once transposed into national law, are expected to expand the scope of sustainability disclosure and due diligence requirements applicable to us. The expanded disclosure requirements are expected to take effect for the year ended 2026, and the due diligence requirements are scheduled to take effect in 2029. Our regulated banking subsidiaries in the E.U. are also subject to supervisory expectations and potential enforcement actions for, among others, the management of climate-related financial risks and related disclosure.
The CRR and the E.U. member states’ legislation implementing CRD require large institutions with securities traded on a regulated market of a member state to make qualitative and quantitative disclosures relating to sustainability risks on a semi-annual basis. GSBE is expected to become subject to this requirement in 2026.
The FCA enacted mandatory Taskforce on Climate-related Financial Disclosures (TCFD)-aligned disclosure requirements for certain FCA-regulated firms, including GSI and GSAMI. These entities are also subject to climate-related financial disclosures required under the U.K. Companies Act. In 2024, FCA rules on sustainability requirements and investment labels became effective. Our PRA-regulated banking subsidiaries are also subject to the PRA’s supervisory expectations for the management of climate-related financial risks, including with respect to governance, risk management, scenario analysis and disclosure. In December 2025, the PRA published an updated set of supervisory expectations on the management of climate-related risks, which became effective upon publication, and our PRA-regulated subsidiaries are expected to conduct an internal review of their current status in meeting those updated expectations.

Goldman Sachs 2025 Form 10-K	27

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Information about our Executive Officers
Set forth below are the name, age, present title, principal occupation and certain biographical information for the executive officers who have been appointed by, and serve at the pleasure of, Group Inc.’s Board.
Denis P. Coleman III, 52
Mr. Coleman has been Chief Financial Officer since January 2022. He had previously served as Deputy Chief Financial Officer from September 2021 and, prior to that, Co-Head of the Global Financing Group from June 2018 to September 2021. From 2016 to June 2018, he was Head of the EMEA Financing Group, and from 2009 to 2016 he was Head of EMEA Credit Finance in London.
Sheara J. Fredman, 50
Ms. Fredman has been Controller and Chief Accounting Officer since November 2019. She had previously served as Head of Regulatory Controllers from September 2017 and, prior to that, she had served as Global Product Controller.
Alex Golten, 50
Mr. Golten has been Chief Risk Officer since January 2025. He had previously served as Head of Finance Risk from July 2024 to December 2024, as Head of Enterprise Risk from June 2022 to July 2024 and as Chief Market Risk Officer from November 2020 to January 2025. Prior to that, he was Chief Credit Risk Officer from January 2018 to April 2021.
Carey Halio, 52
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

John F.W. Rogers, 69
Mr. Rogers has been an Executive Vice President since April 2011 and Secretary to the Board since December 2001. He also served as Chief of Staff from December 2001 to September 2023.
Kathryn H. Ruemmler, 54
Ms. Ruemmler has been the Chief Legal Officer, General Counsel and Secretary since March 2021 and will retire from these roles on June 30, 2026. She was previously Global Head of Regulatory Affairs from April 2020. From June 2014 to April 2020, Ms. Ruemmler was a Litigation Partner at Latham & Watkins LLP, a global law firm, where she was Global Chair of the White Collar Defense and Investigations practice.
David Solomon, 64
Mr. Solomon has been Chairman of the Board since January 2019 and Chief Executive Officer and a director since October 2018. He had previously served as President and Chief or Co-Chief Operating Officer from January 2017 and Co-Head of the Investment Banking Division from July 2006 to December 2016.
John E. Waldron, 56
Mr. Waldron has been a director since February 2025 and President and Chief Operating Officer since October 2018. He had previously served as Co-Head of the Investment Banking Division from December 2014. Prior to that he was Global Head of Investment Banking Services/Client Coverage for the Investment Banking Division and had oversight of the Investment Banking Services Leadership Group, and from 2007 to 2009 was Global Co-Head of the Financial Sponsors Group.

28	Goldman Sachs 2025 Form 10-K

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

Goldman Sachs 2025 Form 10-K	29

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

These statements may relate to, among other things, (i) our future plans and results, including our target return on average common shareholders’ equity (ROE), return on average tangible common shareholders’ equity (ROTE), efficiency ratio, CET1 capital ratio, total credit alternative assets, total alternative assets under supervision (AUS), long-term wealth management inflows and percentage growth rate for Management and other fees from alternatives, and how they can be achieved, (ii) trends in or growth opportunities for our businesses, including the timing, costs, profitability, benefits and other aspects of business and strategic initiatives, such as OneGS 3.0, and their impact on our efficiency ratio, (iii) the opportunities and challenges presented by artificial intelligence (AI), (iv) our Investment banking fees backlog and future advisory and capital markets results, (v) expenses we may incur, including the level of future compensation expense, (vi) the projected growth of our deposits and other funding, (vii) our business and expense savings initiatives, including OneGS 3.0, (viii) our planned benchmark debt issuances, (ix) our credit exposures, (x) our expected provision for credit losses and the adequacy of our allowance for credit losses, (xi) the objectives and effectiveness of our business continuity planning (BCP), information security program, risk management and liquidity policies, (xii) our resolution plan and its implications for stakeholders, (xiii) the effect of changes to regulations, and our future status, activities or reporting under banking and financial regulation, (xiv) our expected tax rate, (xv) the future state of our liquidity and regulatory capital ratios, and our prospective capital distributions (including dividends and repurchases), (xvi) our expected SCB and G-SIB surcharge, (xvii) legal proceedings, governmental investigations or other contingencies, (xviii) the asset recovery guarantee and applications for exemptions and authorizations from regulatory authorities related to our 1Malaysia Development Berhad (1MDB) settlements, (xix) the effectiveness of our management of our human capital and changes in headcount, (xx) our sustainability goals, (xxi) future inflation, (xxii) our ability to sell, and the terms of any proposed or pending sales of, Asset & Wealth Management historical principal investments, and our ability to transition the Apple Card program to another issuer, (xxiii) the effectiveness of our cybersecurity risk management process and (xxiv) our completed and announced partnership and acquisitions.
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
Statements about our total credit alternative assets, total alternative AUS, long-term wealth management inflows and percentage growth rate for Management and other fees from alternatives targets are based on our current expectations regarding our fundraising prospects and are subject to the risk that actual inflows or fees may be lower than expected due to, among other factors, competition from other asset managers, changes in investment preferences and changes in economic or market conditions.
Statements about the timing, costs, profitability, benefits and other aspects of business and expense savings initiatives, including OneGS 3.0, the level and composition of more durable revenues and increases in market share are based on our current expectations regarding our ability to implement these initiatives, and actual results may differ, possibly materially, from our current expectations due to, among other things, a delay in the timing of these initiatives, increased competition and an inability to reduce expenses and grow businesses with more durable revenues.
Statements about the opportunities and challenges presented by AI are subject to the risks that we may not be timely or successful in developing or integrating new AI products and technologies into our existing products and services or that evolving laws and regulations could require changes in our implementation of AI technology and increase our compliance costs and the risk of non-compliance.
Statements about expenses we may incur, our level of future compensation expense, including as a percentage of both operating expenses and net revenues, net of provision for credit losses, and our efficiency ratio are subject to the risks that the compensation and other costs to operate our businesses may be greater than currently expected.

30	Goldman Sachs 2025 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Statements about our Investment banking fees backlog and future advisory and capital market results are subject to the risk that advisory and capital market activity may not occur as we expect or that such transactions may be modified or may not be completed at all, and related net revenues may not be realized or may be materially less than expected. Important factors that could have such a result include, for underwriting transactions, a decline or weakness in general economic conditions, changes in international trade policies (including the potential for new or increased tariffs), an outbreak or worsening of hostilities, volatility in the securities markets or an adverse development with respect to the issuer of the securities and, for financial advisory transactions, a decline in the securities markets, an inability to obtain adequate financing, an adverse development with respect to a party to the transaction or a failure to obtain a required regulatory approval.
Statements about the projected growth of our deposits and other funding are subject to the risk that actual growth, savings and profitability may differ, possibly materially, from that currently anticipated due to, among other things, changes in interest rates and competition from other similar products.
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

Statements about the future state of our liquidity and regulatory capital ratios (including our SCB and G-SIB surcharge), and our prospective capital distributions (including dividends and repurchases), are subject to the risk that our actual liquidity, regulatory capital ratios and capital distributions may differ, possibly materially, from what is currently expected due to, among other things, the need to use capital to support clients, increased regulatory requirements resulting from changes in regulations or the interpretation or application of existing regulations, results of applicable supervisory stress tests, changes to the composition of our balance sheet and our results of operations. Statements about the estimated impact of proposed, but not finalized, capital rules are subject to change as the proposed rules may change, the final rules may differ from the proposed rules and our balance sheet composition will change. As a consequence, we may estimate incorrectly the actual impact of the final rules.
Statements about the risk exposure related to the asset recovery guarantee provided to the Government of Malaysia are subject to the risk that we may be unsuccessful in our arbitration against the Government of Malaysia. Statements about the application for and pursuit of exemptions and authorizations from regulatory authorities, including the U.S. Department of Labor, in connection with the settlements relating to 1MDB are based on our expectations regarding the prospects for receiving the exemptions and authorizations. Accordingly, our ability to receive the exemptions and authorizations may change, possibly materially, from what is currently expected.
Statements about our objectives in management of our human capital are based on our current expectations and are subject to the risk that we may not achieve these objectives.
Statements about our sustainability goals are based on our current expectations and are subject to the risk that we may not achieve these targets and goals due to, among other things, global socio-demographic and economic trends, energy prices, lack of technological innovations, climate-related conditions and weather events, legislative and regulatory changes, client behavior and demand, and other unforeseen events or conditions.
Statements about future inflation are subject to the risk that actual inflation may differ, possibly materially, due to, among other things, changes in economic growth, unemployment or consumer demand.

Goldman Sachs 2025 Form 10-K	31

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Statements about the proposed or pending sales of Asset & Wealth Management historical principal investments are subject to the risks that buyers may not bid on these assets or bid at levels, or with terms, that are unacceptable to us, and that the performance of these activities may deteriorate as a result of the proposed sales, and statements about our ability to transition the Apple Card program to another issuer are subject to the risk that the transaction may not close on the anticipated timeline or at all, including due to a failure to satisfy applicable closing conditions.
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
•Our investment banking, client intermediation, asset management and wealth management businesses have in the past been adversely affected and may in the future be adversely affected by market uncertainty or lack of confidence among investors and CEOs due to declines in economic activity and other unfavorable economic, geopolitical or market conditions.
•Our asset management and wealth management businesses have been and may in the future be adversely affected by the poor investment performance of our investment products or a client preference for products other than those which we offer or for products that generate lower fees.
•Inflation has had and could in the future have a negative effect on our business, results of operations and financial condition.

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
•We have in the past incurred and may in the future incur losses as a result of ineffective risk management processes and strategies.

32	Goldman Sachs 2025 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Legal and Regulatory
•Our businesses and those of our clients are subject to extensive and pervasive regulation around the world.
•A failure to appropriately identify and address potential conflicts of interest has in the past adversely affected and may in the future adversely affect our businesses.
•We may be adversely affected by governmental and regulatory scrutiny or negative publicity.
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
•Climate-related physical and transition risks could disrupt our businesses and adversely affect client activity levels and the creditworthiness of our clients and counterparties, and we are at increased risk of being subject to conflicting legal and regulatory requirements and stakeholder expectations regarding climate-related matters.
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
•We may not be able to fully realize the expected benefits or synergies from acquisitions, joint ventures or other business initiatives in the time frames we expect, or at all.

Goldman Sachs 2025 Form 10-K	33

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
Unfavorable or uncertain economic and market conditions can be caused by: low levels of or declines in economic growth, business activity or investor, business or consumer confidence; concerns over a potential recession; changes in consumer spending or borrowing patterns; pandemics; limitations on the availability or increases in the cost of credit and capital; illiquid markets; increases in inflation or interest rates; exchange rate or basic commodity price volatility; increasing or high default rates; high levels of inflation or stagflation; concerns about U.S. and other sovereign defaults; uncertainty concerning fiscal or monetary policy, government shutdowns, debt ceilings or funding; the extent of and uncertainty about potential changes in tax rates and regulatory changes; limitations on international trade and travel; changes in immigration policies; laws and regulations that limit trading in, or the issuance of, securities of issuers outside their domestic markets; political instability or violence; outbreaks or worsening of domestic or international tensions or hostilities, terrorism, nuclear proliferation, cybersecurity threats or attacks and other forms of disruption to or curtailment of global communication, energy transmission or transportation networks or other geopolitical instability or uncertainty; corporate, political or other scandals that reduce investor confidence in capital markets; extreme weather events or other natural disasters; or a combination of these or other factors.

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
General uncertainty about economic, political and market activities, and the scope, timing and impact of regulatory reform, as well as weak consumer, investor and CEO confidence resulting in large part from such uncertainty, has in the past negatively impacted client activity, which has in the past adversely affected and could in the future adversely affect many of our businesses. The outcomes of political elections could also result in changes in policy, which could have adverse effects on us or the business environment in which we operate more generally. Periods of low volatility and periods of high volatility combined with a lack of liquidity have at times had an unfavorable impact on our market-making businesses.
Changes, or proposed changes, to U.S. international trade and investment policies, particularly with important trading partners, have in recent years negatively impacted financial markets. Continued or escalating tensions may result in further actions taken by the U.S. or other countries that could disrupt international trade and investment and adversely affect financial markets. Those actions could include, among others, the implementation of or increase in sanctions, tariffs or foreign exchange measures, the large-scale sale of U.S. Treasury securities or other restrictions on cross-border trade, investment, or transfer of information or technology. For example, in April 2025, the U.S. announced broad tariffs on imports from China and other U.S. trading partners, and China subsequently announced changes in trade practices, including with respect to the export of rare earth minerals. Such developments have in the past affected and could in the future adversely affect our or our clients’ businesses.
Financial institution returns may be negatively impacted by increased funding costs due in part to the lack of perceived government support of such institutions in the event of future financial crises relative to financial institutions in countries in which governmental support is maintained. In addition, liquidity in the financial markets has in the past been and could in the future be negatively impacted as market participants and market practices and structures adjust to evolving regulatory frameworks.

34	Goldman Sachs 2025 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

The U.S. federal government has in the past reached and may in the future reach the statutory limit of its outstanding debt. In that situation, if Congress does not raise or suspend the debt ceiling, the U.S. could default on its obligations, including Treasury securities that play an integral role in financial markets. A default by the U.S. could result in unprecedented market volatility and illiquidity, heightened operational risks relating to the clearance and settlement of transactions, margin and other disputes with clients and counterparties, an adverse impact to investors including money market funds that invest in U.S. Treasuries, downgrades in the U.S. credit rating, further increases in interest rates and borrowing costs and a recession in the U.S. or other economies. Continued uncertainty relating to the debt ceiling could result in downgrades of the U.S. credit rating, which could adversely affect market conditions, lead to margin disputes, increases in interest rates and borrowing costs and necessitate significant operational changes among market participants, including us. A downgrade of the U.S. federal government’s credit rating could also materially and adversely affect the market for repurchase agreements, securities borrowing and lending, and other financings typically collateralized by U.S. Treasury or agency obligations. Further, the fair value, liquidity and credit ratings of securities issued by, or other obligations of, agencies of the U.S. government or related to the U.S. government or its agencies, as well as municipal bonds could be similarly adversely affected. An increasing frequency of government shutdowns, or near shutdowns, in the U.S. could also lead to uncertainty as to the continued funding of the U.S. government, which could, in turn, adversely affect the credit ratings of the U.S. and the market for U.S. Treasury or agency obligations, and shutdowns could adversely affect our underwriting business.
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

In certain circumstances, it may not be possible or economic to hedge our exposures and, to the extent that we do so, the hedge may be ineffective or may greatly reduce our ability to profit from increases in the values of the assets. This is particularly the case for credit products, including leveraged loans, private credit, and private equities or other securities that are not freely tradable or lack established and liquid trading markets. Sudden declines and significant volatility in the prices of assets have in the past substantially curtailed or eliminated and may in the future substantially curtail or eliminate the trading markets for certain assets, which may make it difficult to sell, hedge or value such assets. We may incur losses from time to time as trading markets deteriorate or cease to function, including with respect to loan commitments we have made or securities offerings we have underwritten. The inability to sell or effectively hedge assets reduces our ability to limit losses in such positions and the difficulty in valuing assets has in the past negatively affected and may in the future negatively affect our capital, liquidity or leverage ratios, our funding costs and our ability to deploy capital.
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
We post collateral to support our obligations and receive collateral that supports the obligations of our clients and counterparties. When the value of the assets posted as collateral or the credit ratings of the party posting collateral decline, the party posting the collateral may need to provide additional collateral or, if possible, reduce its trading position. An example of such a situation is a “margin call” in connection with a brokerage account. Therefore, declines in the value of asset classes used as collateral mean that either the cost of funding positions is increased or the size of positions is decreased or both. If we are the party providing collateral, this can increase our costs and reduce our profitability and if we are the party receiving collateral, this can also increase our risk and/or reduce our profitability by reducing the level of business done with our clients and counterparties.

Goldman Sachs 2025 Form 10-K	35

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

In addition, volatile or less liquid markets increase the difficulty of valuing assets, which can lead to costly and time-consuming disputes over asset values and the level of required collateral, as well as increased credit risk to the recipient of the collateral due to delays in receiving adequate collateral. In cases where we foreclose on collateral, sudden declines in the value or liquidity of the collateral have in the past resulted in and may in the future result in significant losses to us, especially where there is a single type of collateral supporting the obligation. In addition, we have been and may in the future be subject to claims that the foreclosure was not permitted under the legal documents, was conducted in an improper manner, including in violation of law, or caused a client or counterparty to incur significant losses or go out of business.
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

Our investment banking, client intermediation, asset management and wealth management businesses have in the past been adversely affected and may in the future be adversely affected by market uncertainty or lack of confidence among investors and CEOs due to declines in economic activity and other unfavorable economic, geopolitical or market conditions.
Our investment banking business has in the past been and may in the future be adversely affected by market conditions. Poor economic conditions and other uncertain geopolitical conditions may adversely affect and have in the past adversely affected investor and CEO confidence, resulting in significant industry-wide declines in the size and number of underwritings and of advisory transactions, which would likely have and have in the past had an adverse effect on our revenues and our profit margins. In particular, because a significant portion of our investment banking revenues is derived from our participation in large transactions, a decline in the number of large transactions has in the past and would in the future adversely affect our investment banking business. Similarly, in recent years, cross-border initial public offerings and other securities offerings have accounted for a significant proportion of new issuance activity. Legislative, regulatory or other changes that limit trading in, or the issuance of, securities outside the issuers’ domestic markets, that result in or could result in the delisting or removal of securities from exchanges or indices, have in the past adversely affected and would in the future adversely affect our underwriting and client intermediation businesses. Furthermore, changes, or proposed changes, to international trade and investment policies of the U.S. and other countries could negatively affect market activity levels and our revenues.
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

36	Goldman Sachs 2025 Form 10-K

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
Inflation has had and could in the future have a negative effect on our business, results of operations and financial condition.
Inflationary pressures in recent years have affected economies, financial markets and market participants worldwide. Inflationary pressures in recent years have increased certain of our operating expenses, and have adversely affected consumer sentiment and CEO confidence. Central bank responses to inflationary pressures in recent years have also resulted in higher market interest rates relative to earlier years, which, in turn, have at times contributed to lower activity levels across financial markets, in particular for debt underwriting transactions and mortgage originations, and in some cases resulted in lower values for certain financial assets which have adversely affected our equity and debt investments. Higher interest rates increase our borrowing costs and rising interest rates have in recent years required us to increase interest paid on our deposits. If inflationary pressures increase, our expenses may increase; we may be unable to achieve our efficiency ratio target; activity levels for certain of our businesses, in particular debt underwriting and mortgages, may decline; our interest expense could increase faster than our interest income, reducing our net interest income and net interest margin; certain of our investments could incur losses or generally low levels of returns; AUS could decline, or the composition of our AUS could shift to lower fee products, reducing management and other fees; economies worldwide could experience recessions; and we could operate in a generally unfavorable economic and market environment.

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

Goldman Sachs 2025 Form 10-K	37

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Our businesses have been and may in the future be adversely affected by disruptions or lack of liquidity in the credit markets, including reduced access to credit and higher costs of obtaining credit.
Widening credit spreads, as well as significant declines in the availability of credit, have in the past adversely affected our ability to borrow on a secured and unsecured basis and may do so in the future. We fund ourselves on an unsecured basis by primarily issuing long-term debt and commercial paper, by raising deposits at our bank subsidiaries, by issuing structured debt and by obtaining loans or lines of credit from commercial or other banking entities. We seek to finance many of our assets on a secured basis. Any disruptions in the credit markets may make it harder and more expensive to obtain funding for our businesses. If our available funding is limited or we are forced to fund our operations at a higher cost, these conditions may require us to curtail our business activities and increase our cost of funding, both of which could reduce our profitability, particularly in our businesses that involve investing, lending and market making.
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
As of December 2025, our counterparties could have called for additional collateral or termination payments related to our net derivative liabilities under bilateral agreements in an aggregate amount of $224 million in the event of a one-notch downgrade of our credit ratings and $1.80 billion in the event of a two-notch downgrade of our credit ratings. A downgrade by any one rating agency, depending on the agency’s relative ratings of us at the time of the downgrade, may have an impact which is comparable to the impact of a downgrade by all rating agencies. For further information about our credit ratings, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management — Liquidity Risk Management — Credit Ratings” in Part II, Item 7 of this Form 10-K.
Our cost of obtaining long-term unsecured funding is directly related to our credit spreads (the amount in excess of the interest rate of benchmark securities that we need to pay). Increases in our credit spreads can significantly increase our cost of this funding. Changes in credit spreads are market-driven, and subject at times to unpredictable and highly volatile movements. Our credit spreads are also influenced by market perceptions of our creditworthiness and movements in the costs to purchasers of credit default swaps referenced to our long-term debt. The market for credit default swaps has proven to be extremely volatile and at times has lacked a high degree of transparency or liquidity.

38	Goldman Sachs 2025 Form 10-K

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
There has been significant regulation and supervision of our branches and subsidiaries by the governments and regulators in the countries in which those branches and subsidiaries are located or do business. Concerns about protecting clients and creditors of branches and subsidiaries of financial institutions that are located outside of the country in which such branches or subsidiaries are located or do business have caused or may cause a number of governments and regulators to take additional steps to “ring fence” or require internal total loss-absorbing capacity (which may also be subject to “bail-in” powers, as described below) at those branches and subsidiaries in order to protect clients and creditors of those branches and subsidiaries in the event of financial difficulties involving those branches and subsidiaries. The result has been and may continue to be additional limitations on our ability to efficiently move capital and liquidity among our affiliated entities, or to Group Inc., including in times of stress, thereby increasing the overall level of capital and liquidity required by us on a consolidated basis.

Furthermore, Group Inc. has guaranteed the payment obligations of certain of its subsidiaries, including GS&Co. and GS Bank USA, subject to certain exceptions. In addition, Group Inc. guarantees many of the obligations of other of its consolidated subsidiaries on a transaction-by-transaction basis, as negotiated with counterparties. These guarantees may require Group Inc. to provide substantial funds or assets to its subsidiaries or their creditors or counterparties at a time when Group Inc. is in need of liquidity to fund its own obligations.
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
We are exposed to the risk that third parties that owe us money, securities or other assets will not perform their obligations. These parties may default on their obligations to us due to bankruptcy, lack of liquidity, operational failure or other reasons. A failure of a significant market participant, or even concerns about a default by such an institution, has in the past led and could in the future lead to significant liquidity problems, losses or defaults by other institutions, which in turn could adversely affect us. We are also exposed to the risk of a special assessment, including under the FDIA or OLA in the event of the failure of a bank or non-bank financial institution, which has in the past adversely affected and may in the future adversely affect our results of operations.

Goldman Sachs 2025 Form 10-K	39

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
Concentration of risk increases the potential for significant losses in our market-making, underwriting, investing and financing activities. The number and size of these transactions has affected and may in the future affect our results of operations in a given period. Moreover, because of concentrated risk, we may suffer losses even when economic and market conditions are generally favorable for our competitors. Disruptions in the credit markets can make it difficult to hedge these credit exposures effectively or economically. In addition, we extend large commitments as part of our credit origination activities. Disruptions in the credit markets have in the past substantially curtailed or eliminated and may in the future substantially curtail or eliminate the trading markets for loans we originate. These disruptions have in the past made and may in the future make it difficult for us to sell or value such assets, which have in the past resulted and may in the future result in losses for us.

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
In the ordinary course of business, we are at times subject to a concentration of credit risk to a particular counterparty, borrower, issuer (including sovereign issuers) or geographic area or group of related countries, such as the E.U., and a failure or downgrade of, or default by, such entity could negatively impact our businesses, perhaps materially, and the systems by which we set limits and monitor the level of our credit exposure to individual entities, industries, countries and regions may not function as we have anticipated. Regulatory reform, including the Dodd-Frank Act, has led to increased centralization of trading activity through particular clearinghouses, agent banks or exchanges, which has significantly increased our concentration of risk with respect to these entities. Our activities expose us to many different counterparties and countries, as well as different industries, including new and emerging industries, such as those related to AI. In particular, we routinely execute a high volume of transactions with counterparties or extend credit to borrowers engaged in financial services activities, including brokers and dealers, commercial banks, clearinghouses, exchanges, alternative asset managers and investment funds. This has resulted in significant credit concentration with respect to these counterparties.

40	Goldman Sachs 2025 Form 10-K

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
As a signatory to the ISDA Universal Protocol and U.S. ISDA Protocol (ISDA Protocols) and being subject to the FRB’s and FDIC’s rules on QFCs and similar rules in other jurisdictions, we may not be able to exercise remedies against counterparties and, as this regime has not yet been tested, we may suffer risks or losses that we would not have expected to suffer if we could immediately close out transactions upon a termination event. The ISDA Protocols and these rules and regulations extend to repurchase agreements and other instruments that are not derivative contracts.
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
As the volume, speed, frequency and complexity of transactions, especially electronic transactions (as well as the requirements to report such transactions on a real-time basis to clients, regulators and exchanges) increase, developing and maintaining our operational systems and infrastructure has become more challenging, and the risk of systems or human error by us or our third-party service providers in connection with such transactions has increased, as have the potential consequences of errors due to the speed and volume of transactions involved and the potential difficulty associated with discovering errors quickly enough to limit the resulting consequences. These risks are exacerbated in times of increased volatility. As with other similarly situated institutions, we utilize credit underwriting models in connection with our businesses, including our consumer-oriented activities. Allegations or publicity, whether or not accurate, that our underwriting and other business decisions, including with respect to the provision of financial services, do not treat clients or consumers fairly, or comply with the applicable law or regulation, have in the past resulted and may in the future result in negative publicity, reputational damage and governmental and regulatory scrutiny, investigations and enforcement actions.

Goldman Sachs 2025 Form 10-K	41

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Our financial, accounting, data processing or other operational systems and facilities have in the past not operated properly in certain respects and may in the future not operate properly or become disabled as a result of events that are wholly or partially beyond our control, such as a spike in transaction volume or an operational disruption at a third-party service provider, adversely affecting our ability to process these transactions or provide these services. We must continuously update our systems to support our operations and growth and to respond to changes in regulations and markets, and invest heavily in systemic controls and training so that transactions do not violate applicable rules and regulations or, due to errors in processing such transactions, adversely affect markets, our clients and counterparties or us. Enhancements and updates to systems, as well as the requisite training, including in connection with the integration of new businesses, entail significant costs and create risks associated with implementing new systems and integrating them with existing ones.
The use of computing devices, phones and other mobile devices is critical to the work done by our employees and the operation of our systems and businesses and those of our clients and our third-party service providers and vendors. Their importance has continued to increase, for both our regular operations and business continuity plans. Computers and computer networks are subject to various risks, including, among others, cyber attacks, inherent technological defects, system disruptions and failures and human error. For example, fundamental security flaws in computer chips found in many types of these computing devices and phones have been reported in the past and may occur in the future, and in July 2024 there was a widely publicized information technology outage as a result of a faulty update to a cybersecurity software product that affected many businesses worldwide. The use of personal devices by our employees or by our vendors for work-related activities also presents risks related to potential violations of record retention and other requirements. Cloud technologies are also critical to the operation of our systems and platforms and our reliance on cloud technologies is growing. Service disruptions have resulted, and may result in the future, in delays in accessing, or the loss of, data that is important to our businesses and may hinder our clients’ access to our platforms. There have been a number of widely publicized cases of outages in connection with access to cloud computing providers, such as an incident in October 2025 that affected many businesses worldwide, including us. Addressing these and similar issues could be costly and affect the performance of these businesses and systems. Applying fixes can introduce operational risks, and, despite the fixes, there may still be residual security risks.

Notwithstanding the proliferation of technology and technology-based risk and control systems, our businesses ultimately rely on people as our greatest resource, and, from time to time, they have in the past made mistakes or engaged in violations of applicable policies, laws, rules or procedures and may in the future make mistakes or engage in such violations that are not always caught immediately by our technological processes or by our controls and other procedures, which are intended to prevent and detect such errors or violations. These have in the past included and may in the future include calculation errors, mistakes in addressing emails, errors in software or model development or implementation, or simple errors in judgment, as well as intentional efforts to ignore or circumvent applicable policies, laws, rules or procedures. Human errors, malfeasance and other misconduct, including the intentional misuse of client information in connection with insider trading or for other purposes, even if promptly discovered and remediated, has in the past resulted and may in the future result in reputational damage and losses and liabilities for us.
The majority of the employees in our primary locations, including the New York metropolitan area, London, Tokyo, Hong Kong, Bengaluru, Hyderabad, Salt Lake City, Dallas, Singapore, Warsaw and Birmingham, work in close proximity to one another. Our headquarters is located in the New York metropolitan area, and we have our largest employee concentration occupying two principal office buildings near the Hudson River waterfront. They are subject to potential catastrophic events, including, but not limited to, extreme weather or terrorist attacks or other hostile events that could negatively affect our business. Notwithstanding our efforts to maintain business continuity, business disruptions impacting our offices and employees could lead to our employees’ inability to occupy the offices, communicate with or travel to other office locations or work remotely. As a result, our ability to service and interact with clients may be adversely impacted, due to our failure or inability to successfully implement business contingency plans.

42	Goldman Sachs 2025 Form 10-K

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
Additionally, although the prevalence and scope of applications of distributed ledger technology, cryptocurrency and similar technologies is growing, the technology is nascent and may be vulnerable to cyber attacks or have other inherent weaknesses. We are exposed to risks, and may become exposed to additional risks, related to distributed ledger technology, including through our facilitation of activities involving financial products that use distributed ledger technology, such as blockchain, cryptocurrencies, stablecoins or other digital assets, our investments in companies that seek to develop platforms based on distributed ledger technology, the use of distributed ledger technology by us, third-party vendors, clients, counterparties, clearinghouses and other financial intermediaries, and the receipt or use of cryptocurrencies or other digital assets as collateral. Market volatility of financial products using distributed ledger technology may increase these risks.

Goldman Sachs 2025 Form 10-K	43

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

The development and use of AI present risks and challenges that may adversely impact our business.
We or our third-party vendors, clients or counterparties have in the past developed or incorporated and may in the future develop or incorporate AI technology in certain business processes, services or products. The development and use of AI present a number of risks and challenges to our business. The legal and regulatory environment relating to AI is uncertain and rapidly evolving, both in the U.S. and internationally, and includes regulation targeted specifically at AI, as well as provisions in intellectual property, privacy, consumer protection, employment and other laws applicable to the use of AI. These evolving laws and regulations have in the past required and may in the future require changes in our implementation of AI technology and increase our compliance costs and the risk of non-compliance. AI models, particularly generative AI models, may produce output or take action that is incorrect, that result in the release of private, confidential or proprietary information, that reflect biases included in the data on which they are trained, infringe on the intellectual property rights of others, or that is otherwise harmful. In addition, the complexity of many AI models makes it challenging to understand why they are generating particular outputs. This limited transparency increases the challenges associated with assessing the proper operation of AI models, understanding and monitoring the capabilities of the AI models, reducing erroneous output, eliminating bias and complying with regulations that require documentation or explanation of the basis on which decisions are made. Further, we rely on AI models developed by third parties, and, to that extent, are dependent in part on the manner in which those third parties develop and train their models, including risks arising from the inclusion of any unauthorized material in the training data for their models, and the effectiveness of the steps these third parties have taken to limit the risks associated with the output of their models, matters over which we may have limited visibility. Additionally, we are exposed to risks related to the use of AI technologies by third-party vendors, clients, counterparties, clearinghouses and other financial intermediaries. Any of these risks could expose us to liability or adverse legal or regulatory consequences and harm our reputation and the public perception of our business or the effectiveness of our security measures, and, as we expand the development and incorporation of AI technologies in our business processes, services or products, including in connection with our OneGS 3.0 initiative, these risks may be heightened.
In addition to our use of AI technologies, we are exposed to risks arising from the use of AI technologies by bad actors to commit fraud and misappropriate funds and to facilitate cyber attacks. Generative AI, if used to perpetrate fraud or launch cyber attacks, could result in losses, liquidity outflows or other adverse effects for us and our clients.

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
We are regularly the target of attempted cyber attacks, including denial-of-service attacks, and must continuously monitor and develop our systems to protect the integrity and functionality of our technology infrastructure and access to and the security of our data. We have faced a high volume of cyber attacks as we expand our mobile- and other internet-based products and services, as well as our usage of mobile and cloud technologies, and as we provide these services to individual consumers. Further, the use of AI by cybercriminals may increase the frequency and severity of cybersecurity attacks against us or our third-party vendors and clients. The use of employee-owned devices presents additional risks of cyber attacks, as do hybrid work arrangements. In addition, due to our interconnectivity with third-party vendors (and their respective service providers), agent banks, exchanges, clearinghouses and other financial institutions, we have been, and could in the future be, adversely impacted if any of them is subject to a successful cyber attack or other information security event. These impacts could include the loss of access to information or services from the third party subject to the cyber attack or other information security event or could result in unauthorized access to or disclosure of client, customer or other confidential information, which could, in turn, interrupt certain of our businesses or adversely affect our results of operations and reputation.

44	Goldman Sachs 2025 Form 10-K

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
Although we take protective measures proactively and endeavor to modify them as circumstances warrant, our computer systems, software and networks may be vulnerable to unauthorized access, misuse, phishing or other fraudulent schemes, computer viruses or other malicious code, cyber attacks on our vendors and other events that could have a security impact. Risks relating to cyber attacks on our vendors have been increasing given the greater frequency and severity in recent years of supply chain attacks affecting software and information technology service providers. Due to the complexity and interconnectedness of our systems, the process of enhancing our protective measures can itself create a risk of systems disruptions and security issues. In addition, protective measures that we employ to compartmentalize our data may reduce our visibility into, and adversely affect our ability to respond to, cyber threats and issues with our systems.
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

We have expended, and may continue to expend, significant resources on an ongoing basis to modify our protective measures and to investigate and remediate vulnerabilities or other exposures, but these measures may be ineffective and we may be subject to legal or regulatory action, as well as financial losses that are either not insured against or not fully covered through any insurance maintained by us. Regulatory agencies have become increasingly focused on cybersecurity incidents.
Our clients’ confidential information may also be at risk from the compromise of clients’ accounts, including as a result of a data security breach at a third-party. Losses due to unauthorized account activity could harm our reputation and may have adverse effects on our business, financial condition and results of operations.
The increased use of mobile and cloud technologies heightens these and other operational risks, as do hybrid work arrangements. Certain aspects of the security of these technologies are unpredictable or beyond our control, and the failure by mobile technology and cloud service providers to adequately safeguard their systems and prevent cyber attacks could disrupt our operations and result in misappropriation, corruption, unavailability or loss of confidential and other information. In addition, there is a risk that encryption and other protective measures, despite their sophistication, may be defeated, particularly to the extent that new computing technologies, such as quantum computing, vastly increase the speed and computing power available.
We routinely transmit and receive personal, confidential and proprietary information by email and other electronic means. We have discussed and worked with clients, vendors, service providers, counterparties and other third parties to develop secure transmission capabilities and protect against cyber attacks, but we do not have, and may be unable to put in place, secure capabilities with all of our clients, vendors, service providers, counterparties and other third parties and we may not be able to ensure that these third parties have appropriate controls in place to protect the confidentiality of the information. An interception, misuse or mishandling of personal, confidential or proprietary information being sent to or received from a client, vendor, service provider, counterparty or other third party could result in legal liability, regulatory action, reputational harm and losses.

Goldman Sachs 2025 Form 10-K	45

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
Although we have substantially completed the narrowing of our focus on our consumer-related activities, our remaining consumer offerings present us with risks, and we have needed and continue to need to adapt our risk monitoring and mitigation activities to account for these business activities. A failure to adequately assess and control such risk exposures has in the past resulted and could in the future result in losses to us.
For further information about our risk management policies and procedures, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management” in Part II, Item 7 of this Form 10-K.

46	Goldman Sachs 2025 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Legal and Regulatory
Our businesses and those of our clients are subject to extensive and pervasive regulation around the world.
As a participant in the financial services industry and a globally systemically important financial institution, we are subject to extensive regulation in jurisdictions around the world. We face the risk of significant intervention by law enforcement, regulatory and taxing authorities, as well as private litigation, in all jurisdictions in which we conduct our businesses. In many cases, our activities have been and may continue to be subject to overlapping and divergent regulation in different jurisdictions. Among other things, as a result of law enforcement authorities, regulators or private parties challenging our compliance with existing laws and regulations, we or our employees have been, and could be, fined, criminally charged or sanctioned; prohibited from engaging in some of our business activities; subjected to limitations or conditions on our business activities, including higher capital requirements; or subjected to new or substantially higher taxes or other governmental charges in connection with the conduct of our businesses or with respect to our employees. These limitations or conditions may limit our business activities and negatively impact our profitability.
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
Our revenues and profitability and those of our competitors have been and will continue to be impacted by requirements relating to capital, leverage, liquidity and long-term funding levels, requirements related to recovery and resolution planning, derivatives clearing and margin rules and levels of regulatory oversight, as well as limitations on which and, if permitted, how certain business activities may be carried out by financial institutions. The laws, regulations and accounting standards (including tax statutes and regulations), that apply to our businesses are often complex and, in many cases, we must make interpretive decisions regarding the application of those laws, regulations and accounting standards (including tax statutes and regulations) to our business activities. Changes in interpretations, whether in response to regulatory or tax authority guidance, industry conventions, our own reassessments or otherwise, could adversely affect our businesses, results of operations or ability to satisfy applicable regulatory requirements, such as capital or liquidity requirements.

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

Goldman Sachs 2025 Form 10-K	47

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

U.S. and non-U.S. regulatory developments, in particular the Dodd-Frank Act and Basel III, have significantly altered the regulatory framework within which we operate and have adversely affected and may in the future adversely affect our profitability. Among the aspects of the Dodd-Frank Act that have affected or may in the future affect our businesses are: increased capital, liquidity and reporting requirements; limitations on activities in which we may engage; increased regulation of and restrictions on OTC derivatives markets and transactions; limitations on incentive compensation; limitations on affiliate transactions; requirements to reorganize or limit activities in connection with recovery and resolution planning; increased deposit insurance assessments; and increased standards of care for broker-dealers and investment advisers in dealing with clients. The implementation of higher capital requirements, more stringent requirements relating to liquidity, long-term debt and total loss-absorbing capacity and the prohibition on proprietary trading and the sponsorship of, or investment in, covered funds by the Volcker Rule may continue to adversely affect our profitability and competitive position, particularly where these requirements do not apply equally to our competitors. We may become subject to higher and more stringent capital and other regulatory requirements as a result of the implementation of the Basel Committee’s finalization of the post-crisis regulatory capital reforms, as well as future Basel Committee standards. See “Business — Regulation — Banking Supervision and Regulation — Risk-Based Capital Ratios” in Part I, Item 1 of this Form 10-K for further information about proposed and adopted regulatory requirements.

As described in “Business — Regulation — Banking Supervision and Regulation — Risk-Based Capital Ratios” in Part I, Item 1 of this Form 10-K, the SCB has replaced the capital conservation buffer under the Standardized Capital Rules and in the past has resulted in and may in the future result in higher and more volatile Standardized capital ratio requirements. Failure to comply with these requirements could limit our ability to, among other things, repurchase shares, pay dividends and make certain discretionary compensation payments. In addition, if we are required to resubmit our capital plan, we generally may not make capital distributions, such as common stock repurchases or dividends or preferred stock redemptions, without the prior approval of the FRB. Dividends and repurchases are also subject to oversight by the FRB, which can result in limitations. Limitations on our ability to make capital distributions could, among other things, prevent us from returning capital to our shareholders and impact our return on equity. Additionally, as a G‑SIB, we are subject to the G‑SIB surcharge. Our G‑SIB surcharge is updated annually based on financial data from the prior year. Expansion of our businesses, growth in our balance sheet and increased reliance on short-term wholesale funding have resulted in increases and in the future may result in further increases in our G‑SIB surcharge and a corresponding increase in our capital requirements. The July 2023 proposal from the FRB would introduce additional granularity in the surcharge buckets and increase the amount of financial data used in the calculation of the G-SIB surcharge based on averages over the year, as opposed to period-end values, which could increase our G-SIB surcharge.
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
In addition, our businesses are increasingly subject to laws and regulations relating to surveillance, encryption and data on-shoring in the jurisdictions in which we operate. Compliance with these laws and regulations may require us to change our policies, procedures and technology for information security, which could, among other things, make us more vulnerable to cyber attacks and other misappropriation, corruption, unavailability or loss of information or technology.

48	Goldman Sachs 2025 Form 10-K

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

A failure to appropriately identify and address potential conflicts of interest has in the past adversely affected and may in the future adversely affect our businesses.
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
We have extensive procedures and controls that are designed to identify and address conflicts of interest, including those designed to prevent the improper sharing of information among our businesses. However, appropriately identifying and dealing with conflicts of interest is complex and difficult, and our reputation, which is one of our most important assets, could be damaged and the willingness of clients to enter into transactions with us may be adversely affected if we fail, or appear to fail, to identify, disclose and deal appropriately with conflicts of interest. In addition, potential or perceived conflicts have in the past given and may in the future give rise to litigation, government investigations or enforcement actions. Additionally, our One Goldman Sachs initiative, as well as the alignment of our businesses, aim to increase collaboration among our businesses, which may increase the potential for actual or perceived conflicts of interest and improper information sharing.

Goldman Sachs 2025 Form 10-K	49

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

We may be adversely affected by governmental and regulatory scrutiny or negative publicity.
We are subject to governmental scrutiny from regulators, legislative bodies and law enforcement agencies with respect to matters relating to compensation, our business practices, our past actions and other matters. Political and public sentiment regarding financial institutions has in the past resulted and may in the future result in a significant amount of adverse press coverage, as well as adverse statements or charges by regulators or other government officials. Press coverage and other public statements that assert some form of wrongdoing (including, in some cases, press coverage and public statements that do not directly involve us) have in the past resulted and may in the future result in some type of investigation by regulators, legislators and law enforcement officials or in lawsuits.
Responding to these investigations and lawsuits, regardless of the ultimate outcome of the proceeding, is time-consuming and expensive and can divert the time and effort of our senior management from our business. Penalties and fines sought by regulatory authorities have increased substantially over time. Governmental authorities may also pursue criminal or other actions, including seeking admissions of wrongdoing or guilty pleas, in connection with the resolution of an inquiry or investigation to the extent a company is viewed as having previously engaged in criminal, regulatory or other misconduct. Adverse publicity, governmental scrutiny and legal and enforcement proceedings can also have a negative impact on our reputation and on the morale and performance of our employees, which could adversely affect our businesses and results of operations. Further, we have in the past been and could in the future be subject to regulatory settlements, orders and feedback that require significant remediation activities and enhancements to existing controls, systems and procedures, which has required us to commit significant resources, including hiring, as well as testing the operation and effectiveness of new controls, policies and procedures. The failure to complete remediation activities in a timely manner could lead to higher operating expenses, reputational damage and other negative consequences.

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

50	Goldman Sachs 2025 Form 10-K

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
While business and other practices throughout the world differ, our principal entities are subject in their operations worldwide to rules and regulations relating to corrupt and illegal payments, hiring practices and money laundering, as well as laws relating to doing business with certain individuals, groups and countries, such as the FCPA, the BSA and the U.K. Bribery Act. While we have invested and continue to invest significant resources in training and in compliance monitoring, the geographical diversity of our operations, employees, clients and consumers, as well as the vendors and other third parties that we deal with, greatly increases the risk that we may be found in violation of such rules or regulations and such violations have in the past subjected and could in the future subject us to significant penalties or adversely affect our reputation. See for example, “1MDB-Related Matters” in Note 27 to the consolidated financial statements in Part II, Item 8 of this Form 10-K.

Goldman Sachs 2025 Form 10-K	51

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

52	Goldman Sachs 2025 Form 10-K

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

Goldman Sachs 2025 Form 10-K	53

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
There may be substantial costs in complying with current or future laws and regulations relating to our commodities-related activities and investments, which could increase our operating costs and adversely affect the profitability of certain of our investments and activities. Compliance with these laws and regulations requires significant commitments of capital toward environmental and operational monitoring, development of appropriate operational and supervisory procedures and processes, payment of emission fees and carbon or other taxes, and application for, and holding of, permits and licenses.

Commodities involved in our intermediation activities and investments are also subject to the risk of unforeseen or catastrophic events, which are likely to be outside of our control, including those arising from the breakdown or failure of third-party or service providers’ transport vessels, storage facilities or other equipment or processes or other mechanical malfunctions, fires, leaks, spills or release of hazardous substances, performance below expected levels of output or efficiency, terrorist attacks, extreme weather events or other natural disasters or other hostile or catastrophic events. In addition, we rely on third-party suppliers or service providers to perform their contractual obligations and any failure on their part, including the failure to supply or to safely transport or store commodities, could expose us to costs or losses. Also, while we seek to insure against potential risks, we do not have insurance to cover some of these risks and the insurance that we have may be inadequate to cover our losses.
The occurrence of any of such events may prevent us from performing under our agreements with clients, may impair our operations or financial results and may result in litigation, regulatory action, negative publicity or other reputational harm.
Competition
Our results have been and may in the future be adversely affected by the composition of our client base.
Our client base is not the same as that of our major competitors. Some of our businesses have a higher percentage and some have a lower percentage of clients in certain industries or markets than some or all of our competitors. Therefore, unfavorable industry developments or market conditions affecting certain industries or markets have resulted in the past and may result in the future in our businesses underperforming relative to similar businesses of a competitor if our businesses have a higher concentration of clients in such industries or markets. For example, our market-making businesses have a higher percentage of clients with actively managed assets than some of our competitors and these clients have in the past been and may in the future be disproportionately affected by low volatility.

54	Goldman Sachs 2025 Form 10-K

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
Technology is fundamental to our business and our industry. The growth of electronic trading and the introduction of new technologies is changing our businesses and presenting us with new challenges.. Securities, futures and options transactions are increasingly occurring electronically, both on our own systems and through other alternative trading systems, and it appears that the trend toward alternative trading systems will continue. Some of these alternative trading systems compete with us, particularly with our own alternative trading system and our exchange-based market-making activities, and we may experience continued competitive pressures in these and other areas. In addition, the increased use by our clients of low-cost electronic trading systems and direct electronic access to trading markets has caused and could continue to cause a reduction in commissions and spreads. As our clients increasingly use our systems to trade directly in the markets, we may incur liabilities as a result of their use of our order routing and execution infrastructure.
We have invested significant resources into the development of electronic trading systems and expect to continue to do so, but there is no assurance that the revenues generated by these systems will yield an adequate return, particularly given the generally lower commissions arising from electronic trades.

Goldman Sachs 2025 Form 10-K	55

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

In addition, the emergence, adoption and evolution of new technologies, including distributed ledgers, such as digital assets and blockchain, and AI technologies, have required us to invest resources to adapt our existing products and services, and we expect to continue to make such investments, which could be material. The adoption and evolution of such new technologies may also increase our compliance and regulatory costs. Further, new products, platforms and technologies, including stablecoins, digital assets and others based on distributed ledgers, may not require intermediation and could significantly disrupt payments processing and other financial services. Regulatory limitations on our involvement in products and platforms involving digital assets and distributed ledger technologies may not apply equally or, in some cases, at all to certain of our competitors. We may not be as timely or successful in developing or integrating, or even able to develop or integrate, new products and technologies, such as those built on distributed ledgers or AI technologies, into our existing products and services, adapting to changes in client preferences or achieving market acceptance of our products and services. For example, our competitors may be more timely or successful in developing or integrating AI technologies to increase their productivity and reduce their costs or to provide better transaction execution or improved products and services to clients. Any of the foregoing could affect our ability to attract or retain clients, cause us to lose market share or result in service disruptions and in turn reduce our revenues or otherwise adversely affect us.
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
As described further in “Business — Regulation —Compensation Practices” in Part I, Item 1 of this Form 10-K, our compensation practices are subject to review by, and the standards of, the FRB. As a large global financial and banking institution, we are subject to regulation prescribing the structure of compensation (which may or may not affect the companies with which we compete for talent) by the FRB, the FDIC, the PRA, the FCA, the ECB and other regulators worldwide. These limitations have shaped our compensation practices, which has, in some cases, adversely affected our ability to attract and retain talented employees, in particular in relation to companies not subject to these limitations, and future legislation or regulation may have similar adverse effects.
Our operating expenses and efficiency ratio depend, in part, on our overall headcount and the proportion of our employees located in strategic locations. Our future human capital resource requirements and the benefits provided by strategic locations are uncertain, and we may not realize the benefits we anticipate.

56	Goldman Sachs 2025 Form 10-K

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
Climate-related physical and transition risks could disrupt our businesses and adversely affect client activity levels and the creditworthiness of our clients and counterparties, and we are at increased risk of being subject to conflicting legal and regulatory requirements and stakeholder expectations regarding climate-related matters.
Extreme weather events and the shifts in climate could disrupt operations at one or more of our primary locations, which may negatively affect our ability to service and interact with our clients, adversely affect the value of our investments, including our real estate investments, and reduce the availability or increase the cost of insurance. We are also exposed to risks resulting from changes in public policy, laws and regulations, or market and public perceptions and preferences in connection with the transition to a less carbon-dependent economy, which could adversely affect our business, results of operations and reputation. Both physical risks associated with climate change and risks associated with the transition to a less carbon-dependent economy may also have a negative impact on the operations or financial condition of our clients and counterparties, which may decrease revenues from those clients and counterparties and increase the credit risk associated with loans and other credit exposures to those clients and counterparties.

In addition, due to increasingly divergent policies and viewpoints regarding climate change, we are at increased risk of being subject to conflicting legal and regulatory requirements and stakeholder expectations regarding climate-related matters. See “Business — Regulation — Sustainability and Other” in Part I, Item 1 of this Form 10-K for further information about such regulations.
In the E.U., certain of our entities are expected to be subject in varying degrees to sustainability-related laws being implemented, including directives, such as the CSRD and the CSDDD, which would significantly expand the scope of sustainability disclosure requirements applicable to us and impose stringent due diligence requirements with respect to adverse human rights and environmental impacts. These, as well as any additional or heightened laws, regulations, guidance and expectations, many of which may have broad and extraterritorial application, have in the past subjected and may in the future subject us to different and conflicting requirements and expectations in the various jurisdictions in which we operate, and have in the past resulted in and could in the future result in increased regulatory, compliance or other costs or higher capital requirements. The risks associated with, and the perspective of government officials, regulators, shareholders, employees and other stakeholders regarding, climate change are continuing to evolve rapidly, which makes it difficult to assess the ultimate impact on us of climate change-related risks and uncertainties. In addition, due to divergent stakeholder views relating to climate change, any actual or perceived action, or lack thereof, by us relating to climate change could be perceived negatively by some stakeholders and subject us to criticism, which may adversely affect our business, reputation, and efforts to recruit and retain employees.

Goldman Sachs 2025 Form 10-K	57

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

58	Goldman Sachs 2025 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

Our business, financial condition, liquidity and results of operations may be adversely affected by disruptions in the global economy caused by escalating tensions between the U.S. and China.
Continued or escalating tensions between the U.S. and China have resulted in and may result in additional changes to U.S. international trade and investment policies, which could disrupt international trade and investment, adversely affect financial markets, including market activity levels, and adversely impact our revenues. Continued or escalating tensions may also lead to the U.S., China or other countries taking other actions, which could include the implementation of sanctions, tariffs, export controls or foreign exchange measures, the large-scale sale of U.S. Treasury securities or restrictions on cross-border trade, investment or transfer of information or technology. Any such developments could adversely affect our or our clients’ businesses, as well as our financial condition, liquidity and results of operations, possibly materially.
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
Our businesses, have in the past brought and may in the future bring us into contact, directly or indirectly, with individuals and entities that are not within our traditional client and counterparty base, expose us to new asset classes and new markets, and present us with integration challenges. For example, we continue to transact business and invest in new regions, including a wide range of emerging and growth markets, and we expect this trend to continue. Various emerging and growth market countries have experienced severe economic and financial disruptions, including significant devaluations of their currencies, defaults or threatened defaults on sovereign debt, capital and currency exchange controls, and low or negative growth rates in their economies. The possible effects of any of these conditions include an adverse impact on our businesses and increased volatility in financial markets generally.
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

Goldman Sachs 2025 Form 10-K	59

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
In recent years, we have invested, and may continue to invest, more in businesses that we expect will generate a higher level of more durable revenues. Such investments and acquisitions may not be successful or have returns similar to our other businesses.

We may not be able to fully realize the expected benefits or synergies from acquisitions, joint ventures or other business initiatives in the time frames we expect, or at all.
We have engaged in selective acquisitions and expect to continue to do so in the future and these acquisitions may, individually or in the aggregate, be material to us. In January 2026, we acquired Industry Ventures, through which we intend to expand our offering of venture capital solutions, and in December 2025, we announced an agreement to acquire Innovator Capital Management, through which we intend to expand our ETF offerings. These and any future acquisitions could involve the issuance of common stock and/or the payment of cash as consideration. The success of our acquisitions will depend, in part, on our ability to integrate the acquired businesses and realize anticipated synergies, cost savings and growth opportunities. For example, in 2024, we sold GreenSky Holdings, LLC, which we had previously acquired, and in connection with the disposition we incurred a write-down of intangible assets and goodwill. Also, in 2025 we transitioned the GM credit card program to another issuer and, in 2024, incurred a write-down of intangible assets in connection with that transaction. In any future acquisitions, we may face numerous risks and uncertainties in combining and integrating the relevant businesses and systems, including the need to combine or separate accounting and data processing systems and management controls and to integrate relationships with clients, counterparties, regulators and others in connection with acquisitions. Integration of acquired businesses is time-consuming and could disrupt our ongoing businesses, produce unforeseen regulatory or operating difficulties, cause us to incur incremental expenses or require incremental financial, management and other resources. It is also possible that an acquisition, once announced, may not close due to the failure to satisfy applicable closing conditions, such as the receipt of necessary shareholder or regulatory approvals.
There is no assurance that any of our acquisitions will be successfully integrated or that our acquisitions, joint ventures or other business initiatives will yield all of the expected benefits and synergies in the time frames that we expect, or at all. If we are not able to integrate our acquisitions or execute our joint ventures or other business initiatives successfully, our results of operations, financial condition and cash flows could be adversely affected.

60	Goldman Sachs 2025 Form 10-K

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
In Europe, the Middle East and Africa, we have offices consisting of approximately 1.7 million square feet of leased and owned space. Our European headquarters is located in London at Plumtree Court, consisting of approximately 826,000 square feet under a lease which can be terminated in 2039.
In Asia, Australia and New Zealand, we have offices consisting of approximately 3.0 million square feet, including our offices in India, and regional headquarters in Tokyo and Hong Kong. In India, we have offices with approximately 2.0 million square feet, the majority of which have leases that will expire starting in 2028.
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
Item 4. Mine Safety Disclosures
Not applicable.

Goldman Sachs 2025 Form 10-K	61

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The principal market on which our common stock is traded is the NYSE under the symbol “GS.” Information relating to the performance of our common stock from December 31, 2020 through December 31, 2025 is set forth in “Supplemental Financial Information — Common Stock Performance” in Part II, Item 8 of this Form 10-K. As of February 6, 2026, there were 5,524 holders of record of our common stock.
The table below presents purchases made by or on behalf of Group Inc. or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our common stock during the fourth quarter of 2025.

	Total Shares Purchased	Average Price Paid Per Share	Total Shares Purchased as Part of a Publicly Announced Program	Dollar Value of Remaining Authorized Repurchases ($ in millions)
October	840,963	$772.92	840,963	$34,350
November	1,193,884	$795.72	1,193,884	$33,400
December	1,613,290	$867.79	1,613,290	$32,000
Total	3,648,137		3,648,137

In 2025, our Board approved a share repurchase program authorizing repurchases of up to $40 billion of our common stock. This program replaced our previous share repurchase program and has no set expiration or termination date. The share repurchases are effected primarily through regular open-market purchases (which may include repurchase plans designed to comply with Rule 10b5-1 and accelerated share repurchases), the amounts and timing of which are determined primarily by our current and projected capital position, and capital deployment opportunities, but which may also be influenced by the evolution of current and future regulatory capital requirements, general market conditions and the prevailing price and trading volumes of our common stock. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Capital Management and Regulatory Capital — Capital Management — Share Repurchase Program” in Part II, Item 7 of this Form 10-K for further information.
Information relating to compensation plans under which our equity securities are authorized for issuance is presented in Part III, Item 12 of this Form 10-K.

62	Goldman Sachs 2025 Form 10-K

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
When we use the terms “we,” “us” and “our,” we mean Group Inc. and its consolidated subsidiaries. When we use the term “our subsidiaries,” we mean the consolidated subsidiaries of Group Inc. References to “this Form 10-K” are to our Annual Report on Form 10-K for the year ended December 31, 2025. All references to “the consolidated financial statements” or “Supplemental Financial Information” are to Part II, Item 8 of this Form 10-K. All references to 2025, 2024 and 2023 refer to our years ended, or the dates, as the context requires, December 31, 2025, December 31, 2024 and December 31, 2023, respectively. Any reference to a future year refers to a year ending on December 31 of that year. Certain reclassifications have been made to previously reported amounts to conform to the current presentation.
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

Goldman Sachs 2025 Form 10-K	63

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
These statements may relate to, among other things, (i) our future plans and results, including our target return on average common shareholders’ equity (ROE), return on average tangible common shareholders’ equity (ROTE), efficiency ratio, Common Equity Tier 1 (CET1) capital ratio, total credit alternative assets, total alternative assets under supervision (AUS), long-term wealth management inflows and percentage growth rate for Management and other fees from alternatives, and how they can be achieved, (ii) trends in or growth opportunities for our businesses, including the timing, costs, profitability, benefits and other aspects of business and strategic initiatives, such as OneGS 3.0, and their impact on our efficiency ratio, (iii) the opportunities and challenges presented by artificial intelligence (AI), (iv) our Investment banking fees backlog and future advisory and capital markets results, (v) expenses we may incur, including the level of future compensation expense, (vi) the projected growth of our deposits and other funding, (vii) our business and expense savings initiatives, including OneGS 3.0, (viii) our planned benchmark debt issuances, (ix) our credit exposures, (x) our expected provision for credit losses and the adequacy of our allowance for credit losses, (xi) the objectives and effectiveness of our business continuity planning (BCP), information security program, risk management and liquidity policies, (xii) our resolution plan and its implications for stakeholders, (xiii) the effect of changes to regulations, and our future status, activities or reporting under banking and financial regulation, (xiv) our expected tax rate, (xv) the future state of our liquidity and regulatory capital ratios, and our prospective capital distributions (including dividends and repurchases), (xvi) our expected stress capital buffer (SCB) and global systemically important bank (G-SIB) surcharge, (xvii) legal proceedings, governmental investigations or other contingencies, (xviii) the asset recovery guarantee and applications for exemptions and authorizations from regulatory authorities related to our 1Malaysia Development Berhad (1MDB) settlements, (xix) the effectiveness of our management of our human capital and changes in headcount, (xx) our sustainability goals, (xxi) future inflation, (xxii) our ability to sell, and the terms of any proposed or pending sales of, Asset & Wealth Management historical principal investments, and our ability to transition the Apple Card program to another issuer, (xxiii) the effectiveness of our cybersecurity risk management process and (xxiv) our completed and announced partnership and acquisitions.

Executive Overview
We generated net earnings of $17.18 billion for 2025, compared with $14.28 billion for 2024. Diluted earnings per common share (EPS) was $51.32 for 2025, compared with $40.54 for 2024. ROE was 15.0% for 2025, compared with 12.7% for 2024. Book value per common share was $357.60 as of December 2025, 6.2% higher compared with December 2024.
Net revenues were $58.28 billion for 2025, 9% higher than 2024, reflecting higher net revenues in Global Banking & Markets, partially offset by significantly lower net revenues in Platform Solutions. The increase in net revenues in Global Banking & Markets primarily reflected significantly higher net revenues in Equities, significantly higher Investment banking fees and higher net revenues in Fixed Income, Currency and Commodities (FICC). The decrease in net revenues in Platform Solutions reflected a reduction in net revenues of $2.26 billion from markdowns on the outstanding credit card portfolio related to the transfer of the Apple Card loan portfolio to held for sale and contract termination obligations in connection with the agreement to transition the program to another issuer, which was more than offset by a related reserve reduction in provision for credit losses. Net revenues in Asset & Wealth Management were slightly higher, reflecting higher Management and other fees, higher net revenues in Private banking and lending and, to a lesser extent, higher Incentive fees, largely offset by significantly lower net revenues in Investments.
Provision for credit losses was a net benefit of $1.11 billion for 2025, compared with net provisions of $1.35 billion for 2024. The net benefit for 2025 reflected a net release related to the Apple Card loan portfolio (including a reserve reduction of $2.48 billion related to the transfer of the Apple Card loans to held for sale, partially offset by net charge-offs during the year). Provisions for 2024 reflected net provisions related to the credit card portfolio (primarily driven by net charge-offs).
Operating expenses were $37.54 billion for 2025, 11% higher than 2024, primarily reflecting higher compensation and benefits expenses (reflecting improved operating performance) and higher transaction based expenses. Our efficiency ratio (total operating expenses divided by total net revenues) was 64.4% for 2025, compared with 63.1% for 2024.
During 2025, we returned a total of $16.78 billion of capital to common shareholders, including $12.36 billion of common share repurchases and $4.42 billion of common stock dividends. As of December 2025, our CET1 capital ratio was 14.3% under the Standardized Capital Rules and 15.1% under the Advanced Capital Rules. See Note 20 to the consolidated financial statements for further information about our capital ratios.

64	Goldman Sachs 2025 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
Business Environment
During 2025, the global economy grew, including in the U.S., as economic activity remained resilient despite being impacted by continued inflationary pressures and ongoing geopolitical concerns, as well as uncertainty resulting from changes in international trade policies (including tariffs). These concerns and uncertainties contributed to periods of market volatility and the prospect of an economic recession in the U.S. during the year. Additionally, markets were focused on the timing and amount of policy interest rate cuts by central banks globally, including three rate cuts by the Federal Reserve in the second half of the year. Global equity prices were generally higher compared with the end of 2024, with some equity indices reaching record highs.
There remains uncertainty and concerns about geopolitical risks, inflation, central bank policies and international trade policies (including tariffs). See “Results of Operations — Segment Assets and Operating Results — Segment Operating Results” for further information about the operating environment for each of our business segments.
Critical Accounting Policy
Fair Value
Fair Value Hierarchy. Trading assets and liabilities, certain investments and loans, and certain other financial assets and liabilities, are included in our consolidated balance sheets at fair value (i.e., marked-to-market), with related gains or losses generally recognized in our consolidated statements of earnings. The use of fair value to measure financial instruments is fundamental to our risk management practices.
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
Instruments classified in level 3 of the fair value hierarchy are those which require one or more significant inputs that are not observable. Level 3 financial assets represented 1.1% as of December 2025 and 1.2% as of December 2024 of our total assets. See Notes 4 and 5 to the consolidated financial statements for further information about level 3 financial assets, including changes in level 3 financial assets and related fair value measurements. Absent evidence to the contrary, instruments classified in level 3 of the fair value hierarchy are initially valued at transaction price, which is considered to be the best initial estimate of fair value. Subsequent to the transaction date, we use other methodologies to determine fair value, which vary based on the type of instrument. Estimating the fair value of level 3 financial instruments requires judgments to be made. These judgments include:
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
Regardless of the methodology, valuation inputs and assumptions are only changed when corroborated by substantive evidence.

Goldman Sachs 2025 Form 10-K	65

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
Controls Over Valuation of Financial Instruments. Market making and investment professionals in our revenue-producing units are responsible for pricing our financial instruments. Our control infrastructure is independent of the revenue-producing units and is fundamental to ensuring that all of our financial instruments are appropriately valued at market-clearing levels. In the event that there is a difference of opinion in situations where estimating the fair value of financial instruments requires judgment (e.g., calibration to market comparables or trade comparison, as described below), the final valuation decision is made by senior managers in our independent price verification function within Controllers. This independent price verification is critical to ensuring that our financial instruments are properly valued.
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
Use of Estimates
U.S. GAAP requires us to make certain estimates and assumptions. In addition to the estimates we make in connection with fair value measurements, the use of estimates and assumptions is also important in determining the allowance for credit losses on loans and lending commitments held for investment and accounted for at amortized cost, the accounting for goodwill and identifiable intangible assets, provisions for losses that may arise from litigation and regulatory proceedings (including governmental investigations), and accounting for income taxes.

66	Goldman Sachs 2025 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
Allowance for Credit Losses
We estimate and record an allowance for credit losses related to our loans held for investment that are accounted for at amortized cost. To determine the allowance for credit losses, we classify our loans accounted for at amortized cost into wholesale and consumer portfolios. These portfolios represent the level at which we have developed and documented our methodology to determine the allowance for credit losses. The allowance for credit losses is measured on a collective basis for loans that exhibit similar risk characteristics using a modeled approach and on an asset-specific basis for loans that do not share similar risk characteristics. As of December 2025, as a result of transferring our entire credit card portfolio to held for sale, we no longer have any loans in the consumer portfolio that are subject to an allowance for credit losses.
The allowance for credit losses takes into account the weighted average of a range of forecasts of future economic conditions over the expected life of the loans and lending commitments. The expected life of each loan or lending commitment is determined based on the contractual term adjusted for extension options or demand features, or was modeled in the case of revolving credit card loans. The forecasts include multiple economic scenarios over a three-year period. For loans with expected lives beyond three years, the model reverts to historical loss information based on a non-linear modeled approach. We apply judgment in weighting individual scenarios each quarter based on a variety of factors, including our internally derived economic outlook, market consensus, recent macroeconomic conditions and industry trends. The forecasted economic scenarios consider a number of risk factors relevant to the wholesale portfolio and, prior to December 2025, also considered risk factors relevant to the consumer portfolio. Risk factors for wholesale loans include internal credit ratings, industry default and loss data, expected life, macroeconomic indicators (e.g., unemployment rates and GDP), the borrower’s capacity to meet its financial obligations, the borrower’s country of risk and industry, loan seniority and collateral type. In addition, for loans backed by real estate, risk factors include the loan-to-value ratio, debt service ratio and home price index. The allowance for loan losses for wholesale loans that do not share similar risk characteristics, such as nonaccrual loans, is calculated using the present value of expected future cash flows discounted at the loan’s effective interest rate, the observable market price of the loan, or, in the case of collateral dependent loans, the fair value of the collateral less estimated costs to sell, if applicable. Risk factors for credit card loans included Fair Isaac Corporation (FICO) credit scores, delinquency status, loan vintage and macroeconomic indicators.

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
To estimate the potential impact of an adverse macroeconomic environment on our allowance for credit losses, we, among other things, compared the expected credit losses under the weighted average forecast used in the calculation of allowance for credit losses as of December 2025 (which was weighted towards the baseline and adverse economic scenarios) to the expected credit losses under a 100% weighted adverse economic scenario. The adverse economic scenario of the forecast model reflects a global recession in the first quarter of 2026 through the fourth quarter of 2026, resulting in an economic contraction and rising unemployment rates. A 100% weighting to the adverse economic scenario would have resulted in an approximate $0.6 billion increase in our allowance for credit losses as of December 2025. This hypothetical increase does not take into consideration any potential adjustments to qualitative reserves. The forecasts of macroeconomic conditions are inherently uncertain and do not take into account any other offsetting or correlated effects. The actual credit loss in an adverse macroeconomic environment may differ significantly from this estimate. See Note 9 to the consolidated financial statements for further information about the allowance for credit losses.

Goldman Sachs 2025 Form 10-K	67

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
Goodwill
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

Litigation and Regulatory Proceedings
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
Income Taxes
In accounting for income taxes, we recognize tax positions in the financial statements only when it is more likely than not that the position will be sustained on examination by the relevant taxing authority based on the technical merits of the position. As of December 2025, our liability for unrecognized tax benefits was $2.60 billion. We use estimates to recognize current and deferred income taxes in the U.S. federal, state and local and non-U.S. jurisdictions in which we operate. The income tax laws in these jurisdictions are complex and can be subject to different interpretations between taxpayers and taxing authorities. Disputes may arise over these interpretations and can be settled by audit, administrative appeals or judicial proceedings. We do not expect that the resolution of any such dispute will have a material impact on our financial condition, but it may be material to the operating results for a particular period, depending, in part, on the operating results for that period. Our interpretations are reevaluated quarterly based on guidance currently available, tax examination experience and the opinions of legal counsel, among other factors. We recognize deferred taxes based on the amount that will more likely than not be realized in the future based on enacted income tax laws. As of December 2025, we had $11.39 billion of deferred tax assets with a related valuation allowance of $1.97 billion. Our estimate for deferred taxes includes estimates for future taxable earnings, including the level and character of those earnings, and various tax planning strategies. See Note 24 to the consolidated financial statements for further information about income taxes.

68	Goldman Sachs 2025 Form 10-K

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
Financial Overview
The table below presents an overview of our financial results and selected financial ratios.

	Year Ended December
$ in millions, except per share amounts	2025	2024	2023
Net revenues	$58,283	$53,512	$46,254
Pre-tax earnings	$21,852	$18,397	$10,739
Net earnings	$17,176	$14,276	$8,516
Net earnings to common	$16,300	$13,525	$7,907
Diluted EPS	$51.32	$40.54	$22.87
ROE	15.0%	12.7%	7.5%
ROTE	16.0%	13.5%	8.1%
Net earnings to average assets	1.0%	0.9%	0.5%
Return on shareholders’ equity	13.9%	12.0%	7.3%
Average equity to average assets	7.0%	7.1%	7.5%
Dividend payout ratio	27.3%	28.4%	45.9%
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

	Average for the Year Ended December
$ in millions	2025	2024	2023
Total shareholders’ equity	$123,733	$119,204	$116,699
Preferred stock	(15,007)	(12,430)	(10,895)
Common shareholders’ equity	108,726	106,774	105,804
Goodwill	(5,915)	(5,895)	(6,147)
Identifiable intangible assets	(857)	(1,003)	(1,736)
Tangible common shareholders’ equity	$101,954	$99,876	$97,921
•Net earnings to average assets is calculated by dividing net earnings by average total assets.
•Return on shareholders’ equity is calculated by dividing net earnings by average shareholders’ equity.
•Average equity to average assets is calculated by dividing average shareholders’ equity by average total assets.
•Dividend payout ratio is calculated by dividing dividends declared per common share by diluted EPS.
Net Revenues
The table below presents our net revenues by line item.

	Year Ended December
$ in millions	2025	2024	2023
Investment banking	$9,348	$7,738	$6,218
Investment management	11,749	10,596	9,532
Commissions and fees	4,042	4,086	3,789
Market making	17,993	18,390	18,238
Other principal transactions	1,592	4,646	2,126
Total non-interest revenues	44,724	45,456	39,903
Interest income	80,373	81,397	68,515
Interest expense	66,814	73,341	62,164
Net interest income	13,559	8,056	6,351
Total net revenues	$58,283	$53,512	$46,254
In the table above:
•Investment banking consists of revenues (excluding net interest) from financial advisory and underwriting assignments. These activities are included in Global Banking & Markets.
•Investment management consists of revenues (excluding net interest) from providing asset management and wealth advisory services. These activities are included in Asset & Wealth Management.
•Commissions and fees consists of revenues from executing and clearing client transactions on major stock, options and futures exchanges worldwide, as well as over-the-counter (OTC) transactions. Substantially all of these activities are included in Global Banking & Markets.

Goldman Sachs 2025 Form 10-K	69

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
•Market making consists of revenues (excluding net interest) from client execution activities related to making markets in interest rate products, credit products, mortgages, currencies, commodities and equity products. These activities are included in Global Banking & Markets.
•Other principal transactions consists of revenues (excluding net interest) from our investing activities (primarily included in Asset & Wealth Management) and lending activities (primarily included in Global Banking & Markets).
•See Note 25 to the consolidated financial statements for further information about total non-interest revenues and net interest income.
Operating Environment. During 2025, the operating environment was generally characterized by ongoing geopolitical tensions and continued broad macroeconomic concerns and uncertainties, including those about inflation, central bank policies and changes in international trade policies (including tariffs). Industry-wide investment banking volumes in completed mergers and acquisitions, equity underwriting and debt underwriting each increased compared with 2024. In market making, activity levels increased compared with the prior year. Additionally, global equity prices were generally higher compared with the end of 2024. In the U.S., the rate of unemployment remained low and the pace of growth in consumer spending declined compared with 2024.
If uncertainty and concerns about geopolitical tensions and the economic outlook remain elevated or increase, including those about inflation, central bank policies and changes in international trade policies, it may lead to a decline in asset prices, a decline in market-making activity levels, or a decline in investment banking activity levels, and net revenues and provision for credit losses would likely be negatively impacted. See “Segment Assets and Operating Results — Segment Operating Results” for information about the operating environment and material trends and uncertainties that may impact our results of operations.

2025 versus 2024. Net revenues in the consolidated statements of earnings were $58.28 billion for 2025, 9% higher than 2024, reflecting significantly higher net interest income and investment banking revenues, and higher investment management revenues, partially offset by significantly lower other principal transactions revenues.
Non-Interest Revenues. Investment banking revenues in the consolidated statements of earnings were $9.35 billion for 2025, 21% higher than 2024, due to significantly higher revenues in advisory, reflecting a significant increase in completed mergers and acquisitions volumes, and higher revenues in both debt underwriting and equity underwriting.
Investment management revenues in the consolidated statements of earnings were $11.75 billion for 2025, 11% higher than 2024, primarily due to higher management and other fees, primarily reflecting the impact of higher average assets under supervision.
Commissions and fees in the consolidated statements of earnings were $4.04 billion for 2025, essentially unchanged compared with 2024, primarily reflecting a reduction in revenues related to contract termination obligations in connection with the agreement to transition the Apple Card program to another issuer, offset by higher commissions and fees in Equities, reflecting generally higher market volumes and increased transaction fees.
Market making revenues in the consolidated statements of earnings were $17.99 billion for 2025, 2% lower than 2024, reflecting lower net revenues from intermediation activities, partially offset by slightly higher net revenues from financing activities. The decrease from intermediation activities primarily reflected significantly lower revenues in mortgages and currencies, partially offset by significantly higher revenues in equity products and commodities. The increase from financing activities reflected higher revenues in equities financing, partially offset by significantly lower revenues in FICC financing.
Other principal transactions revenues in the consolidated statements of earnings were $1.59 billion for 2025, 66% lower than 2024, primarily reflecting a reduction in revenues related to markdowns on the outstanding credit card portfolio related to the transfer of the Apple Card loan portfolio to held for sale and significantly lower net gains from investments in private equities and derivatives related to our funding activities.

70	Goldman Sachs 2025 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
Net Interest Income. Net interest income in the consolidated statements of earnings was $13.56 billion for 2025, 68% higher than 2024, reflecting a decrease in interest expense, partially offset by a decrease in interest income. The decrease in interest expense related to other interest-bearing liabilities, deposits and borrowings (each reflecting the impact of lower average interest rates), partially offset by an increase in interest expense related to trading liabilities (reflecting the impact of higher average balances). The decrease in interest income related to deposits with banks (reflecting the impact of lower average interest rates and lower average balances), other interest-earning assets (reflecting the impact of lower average interest rates), and collateralized agreements (reflecting the impact of lower average balances), partially offset by an increase in interest income related to trading assets and investments (each reflecting the impact of higher average balances). See “Supplemental Financial Information — Statistical Disclosures — Distribution of Assets, Liabilities and Shareholders’ Equity” for further information about our sources of net interest income.
2024 versus 2023. Net revenues in the consolidated statements of earnings were $53.51 billion for 2024, 16% higher than 2023, primarily reflecting significantly higher other principal transactions revenues, net interest income and investment banking revenues and higher investment management revenues.
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
Investment management revenues in the consolidated statements of earnings were $10.60 billion for 2024, 11% higher than 2023, primarily due to higher management and other fees, primarily reflecting the impact of higher average assets under supervision.
Commissions and fees in the consolidated statements of earnings were $4.09 billion for 2024, 8% higher than 2023, due to higher commissions and fees in Equities, reflecting generally higher market volumes and increased transaction fees, partially offset by a reduction in net revenues related to the planned transition of the General Motors (GM) credit card program to another issuer.

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
The table below presents our provision for credit losses.

	Year Ended December
$ in millions	2025	2024	2023
Provision for credit losses	$(1,113)	$1,348	$1,028

Goldman Sachs 2025 Form 10-K	71

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
2025 versus 2024. Provision for credit losses in the consolidated statements of earnings was a net benefit of $1.11 billion for 2025, compared with net provisions of $1.35 billion for 2024. The net benefit for 2025 reflected a net release related to the Apple Card loan portfolio (including a reserve reduction of $2.48 billion related to the transfer of the Apple Card loans to held for sale, partially offset by net charge-offs during the year). Provisions for 2024 reflected net provisions related to the credit card portfolio (primarily driven by net charge-offs).
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
Operating Expenses
Our operating expenses are primarily influenced by compensation, headcount and levels of business activity. Compensation and benefits includes salaries, year-end discretionary compensation, amortization of equity awards and other items, such as benefits. Discretionary compensation is significantly impacted by, among other factors, the level of net revenues, net of provision for credit losses, overall financial performance, prevailing labor markets, business mix, the structure of our share-based awards and the external environment.
The table below presents our operating expenses by line item and headcount.

	Year Ended December
$ in millions	2025	2024	2023
Compensation and benefits	$18,906	$16,706	$15,499
Transaction based	7,997	6,724	5,698
Market development	710	646	629
Communications and technology	2,170	1,991	1,919
Depreciation and amortization	2,182	2,392	4,856
Occupancy	958	973	1,053
Professional fees	1,770	1,652	1,623
Other expenses	2,851	2,683	3,210
Total operating expenses	$37,544	$33,767	$34,487
Headcount at period-end	47,400	46,500	45,300
2025 versus 2024. Operating expenses in the consolidated statements of earnings were $37.54 billion for 2025, 11% higher than 2024. Our efficiency ratio was 64.4% for 2025, compared with 63.1% for 2024.

The increase in operating expenses, compared with 2024, primarily reflected higher compensation and benefits expenses (reflecting improved operating performance) and higher transaction based expenses. Net provisions for litigation and regulatory proceedings were $215 million for 2025, compared with $166 million for 2024. In 2025, based on additional information received from the FDIC about the updated estimated cost to the Deposit Insurance Fund resulting from the closures in 2023 of Silicon Valley Bank and Signature Bank, we recognized a reduction of $75 million related to the updated estimated cost of the FDIC special assessment fee, compared with $71 million of expense recognized in 2024.
As of December 2025, headcount increased by 2% compared with December 2024.
In 2025, we recognized severance expense of approximately $250 million, which was largely in connection with headcount reduction initiatives during the year.
During the fourth quarter of 2025, we announced a multi-year initiative, OneGS 3.0, to transform our operating model. We expect that the new operating model will drive expense efficiencies and create capacity for future growth.
2024 versus 2023. Operating expenses in the consolidated statements of earnings were $33.77 billion for 2024, 2% lower than 2023. Our efficiency ratio was 63.1% for 2024, compared with 74.6% for 2023.
Operating expenses, compared with 2023, reflected decreases driven by significantly lower expenses, including impairments ($1.46 billion recognized in 2023), related to commercial real estate in CIEs (largely in depreciation and amortization) and other significant expenses recognized in the prior year, including the write-down of identifiable intangible assets related to GreenSky of $506 million and an impairment of goodwill related to Platform Solutions of $504 million (both in depreciation and amortization), and the FDIC special assessment fee of $529 million (in other expenses). These decreases were partially offset by higher compensation and benefits expenses (reflecting improved operating performance) and higher transaction based expenses. An incremental expense for the FDIC special assessment fee of $71 million was recognized in 2024, as the FDIC notified banks subject to the special assessment fee of the updated estimated cost to the Deposit Insurance Fund resulting from the closures in 2023 of Silicon Valley Bank and Signature Bank. Net provisions for litigation and regulatory proceedings were $166 million for 2024 compared with $115 million for 2023.
As of December 2024, headcount increased 3% compared with December 2023, primarily due to increases in Asset & Wealth Management, Risk and Compliance, partially offset by the impact of the sale of GreenSky.

72	Goldman Sachs 2025 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
Provision for Taxes
The effective tax rate for 2025 was 21.4%, down from the full year effective tax rate of 22.4% for 2024, primarily due to an increase in tax benefits on the settlement of employee share-based awards, partially offset by a decrease in the impact of other permanent tax benefits, for 2025 compared with the full year of 2024. The impact of tax benefits related to employee share-based awards was a reduction to provision for taxes for 2025 of approximately $620 million, which reduced our effective tax rate by 2.8 percentage points, and increased our diluted EPS by $1.95 and annualized ROE by 0.5 percentage points.
The Organisation for Economic Co-operation and Development/G20 (OECD/G20) Global Anti-Base Erosion Model Rules (Pillar II Model Rules) aim to ensure that multinationals with revenues in excess of EUR 750 million pay a minimum effective corporate tax rate of 15% (minimum tax) in each jurisdiction in which they operate. The U.K. and other non-U.S. jurisdictions in which we operate have enacted certain portions of the Pillar II Model Rules through domestic legislation (Pillar II legislation). In January 2026, the OECD/G20 released administrative guidance that allows multinationals with a U.S. parent to elect the side-by-side safe harbor. The safe harbor deems certain Pillar II minimum taxes to be zero for tax years beginning on or after January 1, 2026. Certain jurisdictions automatically adopted the safe harbor; however, the majority of jurisdictions that enacted Pillar II legislation will need to adopt the safe harbor into their local laws through legislation or administrative procedures. Domestic minimum top-up taxes still apply under the Pillar II legislation in certain non-U.S. jurisdictions in which we operate. The Pillar II legislation did not have a material impact on our 2025 effective tax rate and is not expected to have a material impact on our 2026 effective tax rate. Any domestic minimum top-up taxes under the Pillar II legislation will be recognized in the period in which they are incurred.

On August 26, 2024, the U.S. Tax Court issued a decision in Varian Medical Systems, Inc. v. Commissioner (Varian decision). The Varian decision reduced the U.S. tax on the deemed repatriation of unremitted foreign earnings of applicable non-U.S. subsidiaries in the transition year of the Tax Cuts and Jobs Act. To date, there have been no significant developments following the Varian decision. We continue to monitor the Varian decision and evaluate its impact, which could be a material income tax benefit, on the deemed repatriation tax we incurred for the 2018 tax year. No income tax benefit has been recognized in the provision for income taxes as a result of the Varian decision as of December 2025.
In July 2025, H.R.1, referred to as the One Big Beautiful Bill Act (OBBBA), was signed into law. OBBBA permanently extends and modifies certain domestic and international provisions from 2017’s Tax Cuts and Jobs Act and phases out certain Inflation Reduction Act of 2022 incentives for investments in clean energy. Certain domestic provisions have retroactive effects beginning in 2025, while the international provisions are generally effective beginning in 2026. The OBBBA legislation did not have a material impact on our 2025 effective tax rate. Beginning in 2026, we expect the effective tax rate to decrease due to OBBBA changes that are expected to reduce the net U.S. tax on international earnings. We expect our 2026 annual effective tax rate to be approximately 20%.

Goldman Sachs 2025 Form 10-K	73

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
Segment Assets and Operating Results
Beginning with the fourth quarter of 2025, we made certain changes to our segments as we continued to narrow our strategic focus with respect to consumer-related activities within Platform Solutions. Prior periods are presented on a comparable basis. See “Business — Our Business Segments” in Part I, Item 1 of this Form 10-K for further information.
Segment Assets. The table below presents assets by segment.

	As of December
$ in millions	2025	2024
Global Banking & Markets	$1,582,670	$1,461,566
Asset & Wealth Management	198,570	186,952
Platform Solutions	28,080	27,454
Total	$1,809,320	$1,675,972
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

Segment Operating Results. The table below presents our segment operating results.

	Year Ended December
$ in millions	2025	2024	2023
Global Banking & Markets
Net revenues	$41,453	$35,067	$29,994
Provision for credit losses	378	84	430

Compensation and benefits expenses	11,025	9,640	8,762
Other operating expenses	12,476	10,814	9,802
Total operating expenses	23,501	20,454	18,564
Pre-tax earnings	$17,574	$14,529	$11,000
Net earnings to common	$13,117	$10,684	$8,258
Average common equity	$79,748	$77,206	$73,041
Return on average common equity	16.4%	13.8%	11.3%

Asset & Wealth Management
Net revenues	$16,679	$16,316	$14,202
Provision for credit losses	(111)	(280)	(539)

Compensation and benefits expenses	7,432	6,564	6,116
Other operating expenses	5,231	5,167	6,862
Total operating expenses	12,663	11,731	12,978
Pre-tax earnings	$4,127	$4,865	$1,763
Net earnings to common	$3,093	$3,640	$1,277
Average common equity	$24,666	$24,983	$28,635
Return on average common equity	12.5%	14.6%	4.5%

Platform Solutions
Net revenues	$151	$2,129	$2,058
Provision for credit losses	(1,380)	1,544	1,137

Compensation and benefits expenses	449	502	621
Other operating expenses	931	1,080	2,324
Total operating expenses	1,380	1,582	2,945
Pre-tax earnings/(loss)	$151	$(997)	$(2,024)
Net earnings/(loss) to common	$90	$(799)	$(1,628)
Average common equity	$4,312	$4,585	$4,128
Return on average common equity	2.1%	(17.4)%	(39.4)%

Total
Net revenues	$58,283	$53,512	$46,254
Provision for credit losses	(1,113)	1,348	1,028

Compensation and benefits expenses	18,906	16,706	15,499
Other operating expenses	18,638	17,061	18,988
Total operating expenses	37,544	33,767	34,487
Pre-tax earnings	$21,852	$18,397	$10,739
Net earnings to common	$16,300	$13,525	$7,907
Average common equity	$108,726	$106,774	$105,804
Return on average common equity	15.0%	12.7%	7.5%
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

74	Goldman Sachs 2025 Form 10-K

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

•FICC financing. Includes (i) secured lending to our clients through structured mortgage and other asset-backed lending, (ii) financing through securities purchased under agreements to resell (resale agreements) and (iii) other FICC financing (including commodity financing to clients through structured transactions, facilitating institutional primary loans for syndication and providing structured letters of credit to corporate clients).
Equities. Equities generates revenues from intermediation and financing activities.
•Equities intermediation. We make markets in equity and equity-related products, including ETFs, convertible securities, options, futures and OTC derivative instruments. We also structure and make markets in derivatives on indices, industry sectors, financial measures and individual company stocks. Our exchange-based market-making activities include making markets in stocks and ETFs, futures and options on major exchanges worldwide. In addition, we generate commissions and fees from executing and clearing institutional client transactions on major stock, options and futures exchanges worldwide, as well as OTC transactions.
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

Goldman Sachs 2025 Form 10-K	75

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
Other. We lend to corporate clients, including through relationship lending and acquisition financing. The hedges related to this lending and financing activity are also reported as part of Other. Additionally, we provide transaction banking services, such as deposit taking, payments solutions and other cash management services, for corporate and institutional clients. Transaction banking revenues include net interest income attributed to transaction banking deposits. Other also includes investing activities related to our Global Banking & Markets activities.
The table below presents our Global Banking & Markets assets.

	As of December
$ in millions	2025	2024
Cash and cash equivalents	$131,809	$143,041
Collateralized agreements	314,212	361,586
Customer and other receivables	163,150	113,645
Trading assets	610,513	525,406
Investments	174,052	163,309
Loans	167,629	131,640
Other assets	21,305	22,939
Total	$1,582,670	$1,461,566

The table below presents details about our Global Banking & Markets loans.

	As of December
$ in millions	2025	2024
Corporate	$25,337	$22,826
Real estate	49,811	38,408
Securities-based	5,591	4,279
Other collateralized	88,205	67,112
Other	121	238
Loans, gross	169,065	132,863
Allowance for loan losses	(1,436)	(1,223)
Total loans	$167,629	$131,640
The table below presents our average Global Banking & Markets gross loans.

	Year Ended December
$ in millions	2025	2024
Loans	$150,130	$127,697
The table below presents our Global Banking & Markets operating results.

	Year Ended December
$ in millions	2025	2024	2023
Advisory	$4,726	$3,534	$3,299
Equity underwriting	1,784	1,677	1,153
Debt underwriting	2,829	2,521	1,763
Investment banking fees	9,339	7,732	6,215
FICC intermediation	10,271	9,564	9,318
FICC financing	4,251	3,778	2,832
FICC	14,522	13,342	12,150
Equities intermediation	9,340	7,937	6,489
Equities financing	7,195	5,495	5,060
Equities	16,535	13,432	11,549
Other	1,057	561	80
Total net revenues	41,453	35,067	29,994
Provision for credit losses	378	84	430

Compensation and benefits expenses	11,025	9,640	8,762
Other operating expenses	12,476	10,814	9,802
Total operating expenses	23,501	20,454	18,564
Pre-tax earnings	17,574	14,529	11,000
Provision for taxes	3,761	3,254	2,277
Net earnings	13,813	11,275	8,723
Preferred stock dividends	696	591	465
Net earnings to common	$13,117	$10,684	$8,258

Average common equity	$79,748	$77,206	$73,041
Return on average common equity	16.4%	13.8%	11.3%

76	Goldman Sachs 2025 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
The table below presents our FICC and Equities net revenues by line item in the consolidated statements of earnings.

$ in millions	FICC	Equities
Year Ended December 2025
Market making	$7,240	$10,765
Commissions and fees	–	5,029
Other principal transactions	966	67
Net interest income	6,316	674
Total	$14,522	$16,535
Year Ended December 2024
Market making	$9,020	$9,370
Commissions and fees	–	4,289
Other principal transactions	1,256	69
Net interest income	3,066	(296)
Total	$13,342	$13,432
Year Ended December 2023
Market making	$10,632	$7,606
Commissions and fees	–	3,736
Other principal transactions	697	81
Net interest income	821	126
Total	$12,150	$11,549
In the table above:
•See “Net Revenues” for information about market making revenues, commissions and fees, other principal transactions revenues and net interest income. See Note 25 to the consolidated financial statements for net interest income by segment.
•The primary driver of net revenues for FICC intermediation for all periods was client activity.
•The increase in net interest income across FICC and Equities for 2025 compared with 2024 reflected a decrease in funding costs and an increase in interest-earning assets. Due to the nature of activities within FICC and Equities and the composition of their associated balance sheet, we assess the performance of these businesses based on total net revenues, as offsets can occur across revenue line items. For example, cash instruments that generate interest income are, in some cases, hedged or funded by derivatives for which changes in fair value are reflected in market making revenues. Also, certain activities produce market making revenues but incur interest expense related to the funding of the related inventory.

The table below presents our financial advisory and underwriting transaction volumes.

	Year Ended December
$ in billions	2025	2024	2023
Announced mergers and acquisitions	$1,617	$968	$932
Completed mergers and acquisitions	$1,233	$909	$1,012
Equity and equity-related offerings	$68	$57	$43
Debt offerings	$334	$296	$209
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
Operating Environment. During 2025, Global Banking & Markets operated in an environment generally characterized by ongoing geopolitical tensions and continued broad macroeconomic concerns and uncertainties, including those about inflation, central bank policies and changes in international trade policies (including tariffs).
In investment banking, activity volumes for industry-wide completed mergers and acquisitions, equity underwriting and debt underwriting each increased compared with 2024.
In interest rates, the yield on 10-year U.S. government bonds decreased and the yield on 10-year U.K. government bonds decreased slightly compared with the end of 2024. In equities, the S&P 500 Index increased by 16% and the MSCI World Index increased by 21% compared with the end of 2024.
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

Goldman Sachs 2025 Form 10-K	77

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
2025 versus 2024. Net revenues in Global Banking & Markets were $41.45 billion for 2025, 18% higher than 2024.
Investment banking fees were $9.34 billion, 21% higher than 2024, primarily due to significantly higher net revenues in Advisory, reflecting a significant increase in completed mergers and acquisitions volumes. Net revenues in Debt underwriting were higher, reflecting significantly higher net revenues from asset-backed and investment-grade activity. Net revenues in Equity underwriting were also higher, reflecting significantly higher net revenues from initial public and convertible offerings, partially offset by lower net revenues from secondary offerings.
As of December 2025, our Investment banking fees backlog increased significantly compared with the end of 2024, primarily due to significantly higher estimated net revenues from potential advisory transactions and, to a lesser extent, potential debt underwriting transactions.
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
Net revenues in FICC were $14.52 billion, 9% higher than 2024, primarily reflecting higher net revenues in FICC intermediation, due to significantly higher net revenues in interest rate products and slightly higher net revenues in currencies and commodities, partially offset by lower net revenues in mortgages and credit products. The increase also reflected higher net revenues in FICC financing, primarily driven by higher net revenues in mortgages and structured lending.
The increase in FICC intermediation net revenues primarily reflected higher client activity. The following provides information about our FICC intermediation net revenues by business, compared with results for 2024:
•Net revenues in interest rate products primarily reflected the impact of improved market-making conditions on our inventory.
•Net revenues in currencies and commodities reflected higher client activity.
•Net revenues in mortgages and credit products reflected the impact of less favorable market-making conditions on our inventory, partially offset by higher client activity.
Net revenues in Equities were $16.54 billion, 23% higher than 2024, due to significantly higher net revenues in Equities financing, driven by significantly higher net revenues in prime financing and portfolio financing, and higher net revenues in Equities intermediation, primarily driven by higher net revenues in derivatives.
Net revenues in Other were $1.06 billion for 2025, compared with $561 million for 2024, with the increase primarily reflecting significantly higher net revenues from relationship lending activities.
Provision for credit losses was $378 million for 2025, compared with $84 million for 2024. Provisions for 2025 reflected impairments and growth in the wholesale portfolio.
Operating expenses were $23.50 billion for 2025, 15% higher than 2024, primarily due to higher compensation and benefits expenses (reflecting improved operating performance) and significantly higher transaction based expenses. Pre-tax earnings were $17.57 billion for 2025, 21% higher than 2024.
2024 versus 2023. Net revenues in Global Banking & Markets were $35.07 billion for 2024, 17% higher than 2023.
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
Net revenues in FICC were $13.34 billion, 10% higher than 2023, primarily reflecting significantly higher net revenues in FICC financing, primarily driven by mortgages and structured lending. Net revenues in FICC intermediation were slightly higher, driven by significantly higher net revenues in currencies, mortgages and credit products, largely offset by lower net revenues in interest rate products and significantly lower net revenues in commodities.
The increase in FICC intermediation net revenues reflected the impact of improved market-making conditions on our inventory, partially offset by lower client activity. The following provides information about our FICC intermediation net revenues by business, compared with results for 2023:
•Net revenues in currencies, mortgages and credit products reflected the impact of improved market-making conditions on our inventory.
•Net revenues in interest rate products and commodities primarily reflected lower client activity.

78	Goldman Sachs 2025 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
Net revenues in Equities were $13.43 billion, 16% higher than 2023, reflecting significantly higher net revenues in Equities intermediation, primarily driven by derivatives, and higher net revenues in Equities financing, driven by prime financing.
Net revenues in Other were $561 million for 2024, compared with $80 million for 2023, with the increase primarily reflecting significantly lower net losses on hedges.
Provision for credit losses was $84 million for 2024, compared with $430 million for 2023. Provisions for 2023 primarily reflected net provisions related to the commercial real estate portfolio.
Operating expenses were $20.45 billion for 2024, 10% higher than 2023, primarily due to significantly higher transaction based expenses and higher compensation and benefits expenses (reflecting improved operating performance). Pre-tax earnings were $14.53 billion for 2024, 32% higher than 2023.
Asset & Wealth Management
Asset & Wealth Management provides investment services to help clients preserve and grow their financial assets and achieve their financial goals. We provide these services to our clients, both institutional and individuals, including investors who primarily access our products through a network of third-party distributors around the world.
We manage client assets across a broad range of investment strategies and asset classes, including equity, fixed income and alternative investments. We provide investment solutions, including those managed on a fiduciary basis by our portfolio managers, as well as those managed by third-party managers. We offer our investment solutions in a variety of structures, including separately managed accounts, mutual funds, ETFs, private partnerships and other commingled vehicles.
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
In September 2025, we announced a strategic collaboration with T. Rowe Price, aimed at delivering a range of diversified public and private market investment solutions designed for the needs of the retirement and wealth markets. As part of this strategic collaboration, we agreed to invest up to $1 billion in T. Rowe Price common stock.
In October 2025, we entered into an agreement to acquire Industry Ventures. The transaction amount consists of $665 million and additional contingent consideration of up to $300 million, payable in both cash and equity, subject to Industry Ventures’ achievement of future performance targets through 2030. This acquisition closed in January 2026.
In December 2025, we entered into an agreement to acquire Innovator Capital Management. The transaction amount consists of approximately $2.0 billion in cash and equity, subject to Innovator Capital Management’s achievement of future performance targets through 2030. The acquisition is expected to close in the second quarter of 2026, subject to regulatory approval and customary closing conditions.

Goldman Sachs 2025 Form 10-K	79

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
•Private banking and lending. Our private banking and lending activities include issuing loans to our wealth management clients. Such loans are generally secured by commercial and residential real estate, securities or other assets. We also raise deposits from wealth management clients through our private bank and Marcus. Private banking and lending revenues include net interest income allocated to deposits and net interest income earned on loans to individual clients.
•Investments. Includes investments related to our asset management activities. These investments include public and private equity securities, debt securities and loans, related to corporate, real estate and infrastructure assets. We also make investments through CIEs, substantially all of which are engaged in real estate investment activities.
The table below presents our Asset & Wealth Management assets.

	As of December
$ in millions	2025	2024
Cash and cash equivalents	$30,220	$36,229
Collateralized agreements	18,459	12,075
Customer and other receivables	22,628	20,000
Trading assets	42,711	41,551
Investments	20,069	21,050
Loans	50,282	45,647
Other assets	14,201	10,400
Total	$198,570	$186,952

The table below presents details about our Asset & Wealth Management loans.

	As of December
$ in millions	2025	2024
Corporate	$5,322	$7,128
Real estate	19,494	17,294
Securities-based	12,488	12,198
Other collateralized	10,791	7,992
Other	2,896	1,908
Loans, gross	50,991	46,520
Allowance for loan losses	(709)	(873)
Total loans	$50,282	$45,647
In the table above, gross loans included $44.70 billion of loans as of December 2025 and $38.30 billion of loans as of December 2024 that were related to Private banking and lending.
The table below presents our average Asset & Wealth Management gross loans.

	Year Ended December
$ in millions	2025	2024
Loans	$49,593	$44,948
The table below presents our Asset & Wealth Management operating results.

	Year Ended December
$ in millions	2025	2024	2023
Management and other fees	$11,538	$10,415	$9,477
Incentive fees	489	393	161
Private banking and lending	3,347	2,881	2,576
Investments	1,305	2,627	1,988
Total net revenues	16,679	16,316	14,202
Provision for credit losses	(111)	(280)	(539)

Compensation and benefits expenses	7,432	6,564	6,116
Other operating expenses	5,231	5,167	6,862
Total operating expenses	12,663	11,731	12,978
Pre-tax earnings	4,127	4,865	1,763
Provision for taxes	883	1,090	365
Net earnings	3,244	3,775	1,398
Preferred stock dividends	151	135	121
Net earnings to common	$3,093	$3,640	$1,277

Average common equity	$24,666	$24,983	$28,635
Return on average common equity	12.5%	14.6%	4.5%
In the table above, Management and other fees included fees from alternatives of $2.37 billion for 2025, $2.19 billion for 2024 and $2.14 billion for 2023. In 2026, we announced a target to achieve an annual double-digit percentage growth rate for Management and other fees from alternatives.
In 2026, we announced targets to achieve ROE in the high-teens (approximately 17% to 19%) and pre-tax margin of approximately 30% within the medium term (three-to five-year time horizon from year-end 2025) for Asset & Wealth Management. The ROE for Asset & Wealth Management was 12.5% and the pre-tax margin was 25% for 2025. The net impact of historical principal investments and the related attributed equity and the FDIC special assessment fee reduced the ROE for Asset & Wealth Management by approximately 2.3 percentage points.

80	Goldman Sachs 2025 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
The table below presents our Asset management and Wealth management net revenues by line item in Asset & Wealth Management.

$ in millions	Asset management	Wealth management	Asset & Wealth Management
Year Ended December 2025
Management and other fees	$4,990	$6,548	$11,538
Incentive fees	489	–	489
Private banking and lending	–	3,347	3,347
Investments	1,305	–	1,305
Total	$6,784	$9,895	$16,679
Year Ended December 2024
Management and other fees	$4,573	$5,842	$10,415
Incentive fees	393	–	393
Private banking and lending	–	2,881	2,881
Investments	2,625	2	2,627
Total	$7,591	$8,725	$16,316
Year Ended December 2023
Management and other fees	$4,205	$5,272	$9,477
Incentive fees	161	–	161
Private banking and lending	–	2,576	2,576
Investments	1,639	349	1,988
Total	$6,005	$8,197	$14,202
Operating Environment. During 2025, Asset & Wealth Management operated in an environment generally characterized by ongoing geopolitical tensions and continued broad macroeconomic concerns and uncertainties, including those about changes in international trade policies (including tariffs). Global equity prices were generally higher compared with the end of 2024, positively affecting assets under supervision.
In the future, if market and economic conditions deteriorate, it may lead to a decline in asset prices, or investors transitioning to asset classes that typically generate lower fees or withdrawing their assets, and net revenues in Asset & Wealth Management would likely be negatively impacted.
2025 versus 2024. Net revenues in Asset & Wealth Management were $16.68 billion for 2025, 2% higher than 2024, reflecting higher Management and other fees, higher net revenues in Private banking and lending and, to a lesser extent, higher Incentive fees, largely offset by significantly lower net revenues in Investments.
The increase in Management and other fees primarily reflected the impact of higher average assets under supervision. The increase in Private banking and lending net revenues primarily reflected the payment of interest on a previously impaired loan and higher net interest margin from lending. The increase in Incentive fees was primarily driven by performance. The decrease in Investments net revenues primarily reflected significantly lower net gains from investments in private equities and significantly lower net interest income from debt investments due to a reduction in the balance sheet.

Provision for credit losses was a net benefit of $111 million for 2025, compared with a net benefit of $280 million for 2024. The net benefit for both 2025 and 2024 reflected a reserve reduction related to lower balances in the wholesale portfolio.
Operating expenses were $12.66 billion for 2025, 8% higher than 2024, primarily due to higher compensation and benefits expenses. Pre-tax earnings were $4.13 billion for 2025, 15% lower than 2024.
2024 versus 2023. Net revenues in Asset & Wealth Management were $16.32 billion for 2024, 15% higher than 2023, primarily reflecting higher Management and other fees and significantly higher net revenues in Investments. In addition, net revenues in Private banking and lending and Incentive fees were higher.
The increase in Management and other fees primarily reflected the impact of higher average assets under supervision. The increase in Investments net revenues primarily reflected significantly higher net gains from investments in private equities (largely reflecting the impact of net losses in real estate investments in the prior year), partially offset by lower net interest income from debt investments due to a reduction in the balance sheet. The increase in Private banking and lending net revenues primarily reflected the impact of the sale of the Marcus loan portfolio in 2023 (including net revenues of approximately $(370) million related to the sale of substantially all of the portfolio) and the impact of higher direct-to-consumer deposit balances. The increase in Incentive fees was driven by harvesting.
Provision for credit losses was a net benefit of $280 million for 2024, compared with a net benefit of $539 million for 2023. The net benefit for 2024 reflected a reserve reduction related to lower balances in the wholesale portfolio. The net benefit for 2023 primarily reflected reserve reductions related to the sale of substantially all of the Marcus loan portfolio and lower balances in corporate loans, partially offset by impairments.
Operating expenses were $11.73 billion for 2024, 10% lower than 2023, due to significantly lower expenses, including impairments, related to commercial real estate in CIEs, partially offset by higher compensation and benefits expenses (reflecting improved operating performance). Pre-tax earnings were $4.87 billion for 2024, compared with $1.76 billion for 2023.

Goldman Sachs 2025 Form 10-K	81

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
Assets Under Supervision. AUS includes our institutional clients’ assets, assets sourced through third-party distributors and high-net-worth clients’ assets where we earn a fee for managing assets on a discretionary basis. This includes net assets in our mutual funds, ETFs, hedge funds, credit funds, private equity funds, real estate funds, and separately managed accounts for institutional and individual investors. AUS also includes client assets invested with third-party managers, private bank deposits and advisory relationships where we earn a fee for advisory and other services, but do not have investment discretion. AUS does not include the self-directed brokerage assets of our clients.
Beginning in the fourth quarter of 2025, we made the following changes to the classification of our AUS:
•Certain AUS have been reclassified from fixed income to alternative investments to better reflect the underlying investment strategies.
•OCIO (accounts where we are the outsourced chief investment officer of our clients) assets have been reclassified from funds and discretionary accounts to be reported in aggregate with advisory accounts.
•Certain assets have been reclassified from advisory accounts to funds and discretionary accounts to better reflect the investment type of these assets.
In the tables below, prior period amounts have been conformed to the current presentation to reflect the above changes.
The table below presents information about our period-end AUS by asset class, region and vehicle.

	As of December
$ in billions	2025	2024	2023
Asset Class
Alternative investments	$420	$350	$309
Equity	951	772	658
Fixed income	1,334	1,170	1,108
Total long-term AUS	2,705	2,292	2,075
Liquidity products	901	845	737
Total AUS	$3,606	$3,137	$2,812

Region
Americas	$2,538	$2,235	$1,951
EMEA	820	683	653
Asia	248	219	208
Total AUS	$3,606	$3,137	$2,812

Vehicle
Separate accounts	$1,962	$1,687	$1,557
Public funds	1,130	1,004	901
Private funds and other	514	446	354
Total AUS	$3,606	$3,137	$2,812
In the table above:
•Liquidity products includes money market funds and private bank deposits.
•EMEA represents Europe, Middle East and Africa.
In 2026, we announced a target to grow our total alternative AUS to $750 billion by the end of 2030.
The table below presents our total long-term AUS by client channel.

	As of December
$ in billions	2025	2024	2023
Institutional	$1,193	$1,057	$1,009
Wealth management	945	794	678
Third-party distributed	567	441	388
Total long-term AUS	$2,705	$2,292	$2,075
Total wealth management client assets (consisting of AUS, brokerage assets and Marcus deposits) were approximately $1.9 trillion as of December 2025 and approximately $1.6 trillion as of December 2024.
The table below presents changes in our AUS.

	Year Ended December
$ in billions	2025	2024	2023
Beginning balance	$3,137	$2,812	$2,547
Net inflows/(outflows):
Alternative investments	52	38	24
Equity	35	15	(18)
Fixed income	81	53	46
Total long-term AUS net inflows/(outflows)	168	106	52
Liquidity products	56	108	26
Total AUS net inflows/(outflows)	224	214	78
Net market appreciation/(depreciation)	245	111	187
Ending balance	$3,606	$3,137	$2,812
In the table above:
•During 2025, our AUS increased $469 billion due to net market appreciation (primarily in equity and fixed income) and net inflows across all asset classes.
•During 2024, our AUS increased $325 billion due to net inflows across all asset classes (primarily in liquidity products, fixed income and alternative investments) and net market appreciation (primarily in equity).
•During 2023, our AUS increased $265 billion due to net market appreciation (primarily in equity and fixed income) and net inflows (driven by net inflows in fixed income, liquidity products and alternative investments, partially offset by net outflows in equity). Total AUS net inflows/(outflows) for 2023 included outflows of $23 billion related to the sale of Personal Financial Management (PFM).

82	Goldman Sachs 2025 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
The table below presents information about our total long-term AUS net inflows/(outflows) by client channel.

	Year Ended December
$ in billions	2025	2024	2023
Institutional	$76	$35	$38
Wealth management	54	47	9
Third-party distributed	38	24	5
Total long-term AUS net inflows/(outflows)	$168	$106	$52
In 2026, we announced a target to achieve annual long-term fee-based net inflows from the wealth management client channel of approximately 5% of the channel's long-term AUS.
The table below presents information about our average monthly AUS by asset class.

	Average for the
	Year Ended December
$ in billions	2025	2024	2023
Asset Class
Alternative investments	$376	$328	$283
Equity	853	731	610
Fixed income	1,246	1,150	1,036
Total long-term AUS	2,475	2,209	1,929
Liquidity products	853	751	749
Total AUS	$3,328	$2,960	$2,678
We earn management fees on client assets that we manage and also receive incentive fees based on a percentage of a fund’s or a separately managed account’s return, or when the return exceeds a specified benchmark or other performance targets. These incentive fees are recognized when it is probable that a significant reversal of such fees will not occur. Our estimated unrecognized incentive fees were $5.24 billion as of December 2025, $4.12 billion as of December 2024 and $3.77 billion as of December 2023. Such amounts are based on the completion of the funds’ financial statements, which is generally one quarter in arrears. These fees will be recognized, assuming no decline in fair value, if and when it is probable that a significant reversal of such fees will not occur, which is generally when such fees are no longer subject to fluctuations in the market value of the assets.
The table below presents our average effective management fee (which excludes non-asset-based fees) earned on our AUS by asset class.

	Year Ended December
Effective fees (bps)	2025	2024	2023
Alternative investments	58	60	62
Equity	54	55	57
Fixed income	17	17	17
Liquidity products	14	15	15
Total average effective fee	31	31	31

The table below presents details about our monthly average AUS for alternative assets and the average effective management fee we earned on such assets.

	Funds & discretionary accounts			Advisory	Total
$ in billions	Direct strategies	Fund of funds	Total	& OCIO accounts	alternative AUS
Year Ended December 2025
Average AUS
Corporate equity	$40	$72	$112	$32	$144
Credit	61	5	66	23	89
Real estate	20	7	27	14	41
Hedge funds and other	47	12	59	43	102
Total	$168	$96	$264	$112	$376

Effective Fees (bps)
Corporate equity	123	64	87	21	72
Credit	72	42	72	11	55
Real estate	64	67	65	11	46
Hedge funds and other	67	72	68	19	48
Total	82	65	77	17	58
Year Ended December 2024
Average AUS
Corporate equity	$34	$63	$97	$25	$122
Credit	55	3	58	20	78
Real estate	19	6	25	11	36
Hedge funds and other	41	12	53	39	92
Total	$149	$84	$233	$95	$328

Effective Fees (bps)
Corporate equity	122	64	85	26	72
Credit	75	56	75	14	59
Real estate	63	62	63	14	48
Hedge funds and other	68	70	68	21	48
Total	82	65	76	20	60
Year Ended December 2023
Average AUS
Corporate equity	$29	$57	$86	$18	$104
Credit	50	1	51	12	63
Real estate	16	4	20	9	29
Hedge funds and other	42	11	53	34	87
Total	$137	$73	$210	$73	$283

Effective Fees (bps)
Corporate equity	125	64	85	35	76
Credit	72	57	72	23	63
Real estate	61	61	61	21	48
Hedge funds and other	64	77	66	24	49
Total	79	66	74	26	62
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

Goldman Sachs 2025 Form 10-K	83

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
The table below presents information about our period-end AUS for alternative assets, non-fee-earning alternative assets and total alternative assets.

	AUS				Total
$ in billions	Funds & discretionary	Advisory & OCIO	Total AUS	Non-fee- earning	alternative assets
As of December 2025
Corporate equity	$123	$38	$161	$94	$255
Credit	74	24	98	90	188
Real estate	28	16	44	20	64
Hedge funds and other	68	49	117	3	120
Total	$293	$127	$420	$207	$627
As of December 2024
Corporate equity	$106	$29	$135	$73	$208
Credit	60	21	81	83	164
Real estate	25	13	38	19	57
Hedge funds and other	56	40	96	3	99
Total	$247	$103	$350	$178	$528
As of December 2023
Corporate equity	$93	$23	$116	$78	$194
Credit	54	18	72	79	151
Real estate	22	11	33	23	56
Hedge funds and other	51	37	88	3	91
Total	$220	$89	$309	$183	$492
In the table above:
•Substantially all non-fee-earning alternative assets consist of funds and discretionary accounts.
•Corporate equity primarily includes private equity.
•Total alternative assets included uncalled capital that is available for future investing of $70 billion as of December 2025, $64 billion as of December 2024 and $59 billion as of December 2023.

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
Our target is to grow our total credit alternative assets to $300 billion by the end of 2028.
The table below presents information about third-party commitments raised in our alternatives business from the beginning of 2020 through 2025.

As of
$ in billions	December 2025
Included in AUS	$333
Included in non-fee-earning alternative assets	105
Third-party commitments raised	$438
In the table above, commitments included in non-fee-earning alternative assets included approximately $81 billion, which will begin to earn fees (and become AUS) if and when the commitments are drawn and assets are invested. In 2025, we raised $115 billion in third-party commitments in our alternatives business, including $48 billion in corporate equity, $34 billion in credit, $8 billion in real estate and $25 billion in hedge funds and other. We have raised $438 billion of third-party commitments in our alternatives business since 2019, and expect to raise between $75 billion and $100 billion annually, subject to market conditions.

84	Goldman Sachs 2025 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
The table below presents information about alternative investments that we hold on our balance sheet.

	As of December
$ in billions	2025	2024
Product
Loans	$5.7	$7.5
Debt securities	8.1	9.0
Equity securities	11.2	11.3
Other	1.9	2.9
Total	$26.9	$30.7

Initiative
Client co-invest	$18.2	$18.4
Firmwide initiatives	2.7	2.9
Historical principal investments	6.0	9.4
Total	$26.9	$30.7
In the table above:
•Other investments include tax credit investments (accounted for under the proportional amortization method of accounting) of $0.7 billion as of December 2025 and $0.6 billion as of December 2024. Additionally, other investments include CIEs, which held assets (generally accounted for at historical cost less depreciation) of $1.2 billion as of December 2025 and $2.3 billion as of December 2024, and were funded with liabilities of approximately $0.6 billion as of December 2025 and approximately $1.1 billion as of December 2024. Substantially all such liabilities were nonrecourse, thereby reducing our equity at risk.
•Client co-invest primarily includes our investments in funds that we raise and manage or where we have invested alongside our clients.
•Firmwide initiatives primarily includes our investments in qualified affordable housing related to the Community Reinvestment Act, as well as investments in renewable energy projects.
•Historical principal investments includes our remaining balance sheet alternative investments portfolio that we plan to reduce. Attributed equity associated with historical principal investments was $2.8 billion as of December 2025.

The table below presents the rollforward of our alternative investments categorized as historical principal investments for 2025.

Historical
principal
$ in billions	investments
Beginning balance	$9.4
Additions	0.3
Dispositions	(3.7)
Ending balance	$6.0
In the table above, dispositions included approximately $0.1 billion of investments that were primarily transferred from historical principal investments to client co-invest.
The table below presents the concentration of our alternative investments by region and industry.

	As of December
$ in billions	2025	2024
Alternative investments	$26.9	$30.7

Region
Americas	56%	58%
EMEA	33%	28%
Asia	11%	14%
Total	100%	100%

Industry
Consumer & Retail	8%	9%
Financial Institutions	10%	7%
Healthcare	9%	10%
Industrials	11%	11%
Natural Resources & Utilities	8%	8%
Real Estate	15%	19%
Technology, Media & Telecommunications	30%	27%
Other	9%	9%
Total	100%	100%

Goldman Sachs 2025 Form 10-K	85

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
Platform Solutions
Substantially all of the revenues in Platform Solutions are from activities related to issuing credit cards to and raising deposits from Apple Card customers and related to businesses that have been exited. In December 2025, we entered into an agreement to transition the Apple Card program to another issuer. The transition is expected to be completed in approximately 24 months. During 2025, we sold the GM credit card program to another issuer. See “Regulatory and Other Matters — Other Matters — Narrowing our Focus on Consumer-Related Activities” for further information.
The table below presents our Platform Solutions assets.

	As of December
$ in millions	2025	2024
Cash and cash equivalents	$2,230	$2,822
Collateralized agreements	1,544	1,046
Customer and other receivables	64	72
Trading assets	3,572	3,598
Investments	141	155
Loans	19,823	18,913
Other assets	706	848
Total	$28,080	$27,454
In the table above, substantially all loans consisted of credit card loans.

The table below presents our average Platform Solutions gross loans.

	Year Ended December
$ in millions	2025	2024
Loans	$20,565	$20,545
The table below presents our Platform Solutions operating results.

	Year Ended December
$ in millions	2025	2024	2023
Net revenues	$151	$2,129	$2,058
Provision for credit losses	(1,380)	1,544	1,137

Compensation and benefits expenses	449	502	621
Other operating expenses	931	1,080	2,324
Total operating expenses	1,380	1,582	2,945
Pre-tax earnings/(loss)	151	(997)	(2,024)
Provision/(benefit) for taxes	32	(223)	(419)
Net earnings/(loss)	119	(774)	(1,605)
Preferred stock dividends	29	25	23
Net earnings/(loss) to common	$90	$(799)	$(1,628)

Average common equity	$4,312	$4,585	$4,128
Return on average common equity	2.1%	(17.4)%	(39.4)%

86	Goldman Sachs 2025 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
Operating Environment. The operating environment for Platform Solutions is mainly impacted by the economic environment in the U.S., which, during 2025, was generally characterized by concerns about inflation and uncertainty related to changes in international trade policies (including tariffs), a continued low rate of unemployment and a decline in the pace of growth in consumer spending compared with 2024.
In the future, if economic conditions deteriorate, it may lead to a decrease in consumer spending or a deterioration in consumer credit, and net revenues in Platform Solutions would likely be negatively impacted.
2025 versus 2024. Net revenues in Platform Solutions were $151 million for 2025, compared with $2.13 billion in 2024, with the decrease reflecting a reduction in net revenues of $2.26 billion from markdowns on the outstanding credit card portfolio related to the transfer of the Apple Card loan portfolio to held for sale and contract termination obligations in connection with the agreement to transition the program to another issuer, which was more than offset by a related reserve reduction in provision for credit losses.
Provision for credit losses was a net benefit of $1.38 billion for 2025, compared with net provisions of $1.54 billion for 2024. The net benefit for 2025 reflected a reserve reduction of $2.48 billion related to the transfer of the Apple Card loan portfolio to held for sale, partially offset by net charge-offs during the year. Provisions for 2024 reflected net charge-offs related to the credit card portfolio.
Operating expenses were $1.38 billion for 2025, 13% lower than 2024, primarily reflecting the impact of the sale of GreenSky and the write-down of identifiable intangible assets related to the GM credit card program in the prior year. Pre-tax earnings were $151 million for 2025, compared with a pre-tax loss of $997 million for 2024.
2024 versus 2023. Net revenues in Platform Solutions were $2.13 billion for 2024, 3% higher than 2023.
Notwithstanding our strategic decision to narrow the focus on consumer-related activities, the increase in net revenues reflected higher average credit card balances and higher average deposit balances, largely offset by a reduction in net revenues related to the planned transition of the GM credit card program to another issuer. See “Regulatory and Other Matters — Other Matters — Narrowing our Focus on Consumer-Related Activities” for further information.

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
Operating expenses were $1.58 billion for 2024, 46% lower than 2023, primarily due to the write-down of identifiable intangible assets related to GreenSky and an impairment of goodwill related to Platform Solutions in the prior year. Pre-tax loss was $997 million for 2024, compared with a pre-tax loss of $2.02 billion for 2023.
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

Goldman Sachs 2025 Form 10-K	87

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
•To allow Corporate Treasury to set balance sheet targets of our revenue-producing units and evaluate requests to change such targets in the context of our overall balance sheet constraints, including our liability profile and capital levels, and key metrics; and
•To inform the target amount, tenor and type of funding to raise, based on our projected assets and contractual maturities.
Corporate Treasury and Risk, along with our revenue-producing units, review current and prior period information and expectations for the year to prepare our balance sheet plan. The specific information reviewed includes asset and liability size and composition, target utilization, risk and performance measures, and capital usage.
Setting Balance Sheet Targets. We set balance sheet targets to align with our strategic objectives and in consideration of a number of factors, including our risk appetite, our funding plan, our and our subsidiaries' regulatory capital and liquidity requirements, as well as the broader operating environment. The Firmwide Asset Liability Committee has the responsibility to review and approve balance sheet targets at least quarterly. Our balance sheet targets are set at levels which are close to actual operating levels, rather than at levels which reflect our maximum risk appetite, in order to ensure prompt escalation and discussion among our revenue-producing units, Corporate Treasury and Risk. Requests for changes in targets are evaluated after giving consideration to their impact on our key metrics.
Monitoring of Key Metrics. We monitor key balance sheet metrics both by business and on a consolidated basis, including asset and liability size and composition, target utilization and risk measures. We attribute assets to businesses and review and analyze movements resulting from new business activity, as well as market fluctuations.

Scenario Analyses. We conduct various scenario analyses, including as part of preparing our balance sheet plan, Comprehensive Capital Analysis and Review (CCAR), U.S. Dodd-Frank Wall Street Reform and Consumer Protection Act Stress Tests (DFAST) and our recovery and resolution planning. See “Capital Management and Regulatory Capital — Capital Management” for further information about these scenario analyses. These scenarios cover short- and long-term time horizons over a range of economic scenarios, using various macroeconomic and firm-specific assumptions, including those used in our liquidity stress tests. We use these analyses to assist us in developing our longer-term balance sheet management strategy, including the level and composition of assets, funding and capital. Additionally, these analyses help us develop approaches for maintaining appropriate funding, liquidity and capital across a variety of situations, including a severely stressed environment.
Balance Sheet Analysis and Metrics
As of December 2025, total assets in our consolidated balance sheets were $1.81 trillion, an increase of $133.35 billion from December 2024, primarily reflecting increases in trading assets of $86.24 billion (primarily due to increases in equity securities, government and agency obligations and corporate debt, reflecting the impact of our and our clients’ activities), customer and other receivables of $52.13 billion (reflecting our clients’ activities), loans of $41.53 billion (primarily due to increases in other collateralized lending and real estate loans) and investments of $9.75 billion (reflecting a net increase in U.S. government obligations, due to increases in securities accounted for as available-for-sale, partially offset by securities accounted for as held-to-maturity), partially offset by decreases in collateralized agreements of $40.49 billion (reflecting our and our clients’ activities) and cash and cash equivalents of $17.83 billion (primarily reflecting our activities). See "Risk Management — Liquidity Risk Management — Cash Flows" for further information about cash and cash equivalents.
As of December 2025, total liabilities in our consolidated balance sheets were $1.68 trillion, an increase of $130.37 billion from December 2024, primarily reflecting increases in deposits of $68.41 billion (primarily reflecting increases in consumer deposit and other deposit balances), trading liabilities of $60.00 billion (primarily due to increases in equity securities, government and agency obligations and corporate debt, reflecting the impact of our and our clients’ activities), borrowings of $43.62 billion (primarily driven by net issuances) and customer and other payables of $8.61 billion (reflecting our clients’ activities), partially offset by a decrease in collateralized financings of $53.54 billion (reflecting the impact of our and our clients’ activities).

88	Goldman Sachs 2025 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
Our total securities sold under agreements to repurchase (repurchase agreements), accounted for as collateralized financings, as of December 2025 were largely in line with the average daily amount of repurchase agreements during the quarter and the year. Our total repurchase agreements, accounted for as collateralized financings, as of December 2024 were 5% higher than the average daily amount of repurchase agreements during the quarter and 9% higher than the average daily amount of repurchase agreements during the year. These increases relative to the averages resulted from our and our clients’ activities at the end of the period.
The level of our repurchase agreements fluctuates between and within periods, primarily due to providing clients with access to highly liquid collateral, such as certain government and agency obligations, through collateralized financing activities.
The table below presents information about our balance sheet and leverage ratios.

	As of December
$ in millions	2025	2024
Total assets	$1,809,320	$1,675,972
Unsecured long-term borrowings	$285,500	$242,634
Total shareholders’ equity	$124,972	$121,996
Leverage ratio	14.5x	13.7x
Debt-to-equity ratio	2.3x	2.0x
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

	As of December
$ in millions, except per share amounts	2025	2024
Total shareholders’ equity	$124,972	$121,996
Preferred stock	(15,153)	(13,253)
Common shareholders’ equity	109,819	108,743
Goodwill	(5,949)	(5,853)
Identifiable intangible assets	(842)	(847)
Tangible common shareholders’ equity	$103,028	$102,043

Book value per common share	$357.60	$336.77
Tangible book value per common share	$335.49	$316.02
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
•Book value per common share and tangible book value per common share are based on common shares outstanding and restricted stock units granted to employees with no future service requirements and not subject to performance or market conditions (collectively, basic shares) of 307.1 million as of December 2025 and 322.9 million as of December 2024. We believe that tangible book value per common share (tangible common shareholders’ equity divided by basic shares) is meaningful because it is a measure that we and investors use to assess capital adequacy. Tangible book value per common share is a non-GAAP measure and may not be comparable to similar non-GAAP measures used by other companies.

Goldman Sachs 2025 Form 10-K	89

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
The table below presents information about our funding sources.

	As of December
$ in millions	2025		2024
Deposits	$501,422	39%	$433,013	35%
Collateralized financings	305,049	24%	358,590	29%
Unsecured short-term borrowings	70,459	5%	69,709	6%
Unsecured long-term borrowings	285,500	22%	242,634	20%
Total shareholders’ equity	124,972	10%	121,996	10%
Total	$1,287,402	100%	$1,225,942	100%
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
The table below presents the types and sources of deposits.

$ in millions	Savings and Demand	Time	Total
As of December 2025
Consumer	$128,214	$79,688	$207,902
Private bank	83,323	17,447	100,770
Brokered certificates of deposit	–	47,288	47,288
Deposit sweep programs	34,363	–	34,363
Transaction banking	68,788	976	69,764
Other	1,464	39,871	41,335
Total	$316,152	$185,270	$501,422
As of December 2024
Consumer	$126,694	$54,541	$181,235
Private bank	90,013	6,489	96,502
Brokered certificates of deposit	–	41,014	41,014
Deposit sweep programs	30,927	–	30,927
Transaction banking	60,925	1,820	62,745
Other	1,776	18,814	20,590
Total	$310,335	$122,678	$433,013
In the table above:
•Savings and demand accounts consist of money market deposit accounts, negotiable order of withdrawal accounts and demand deposit accounts that have no stated maturity or expiration date.
•Time deposits had a weighted average maturity of approximately 0.7 years as of December 2025 and approximately 0.6 years as of December 2024.
•Consumer deposits consist of deposits from both Marcus and Apple Card customers.
•Deposit sweep programs include contractual agreements with U.S. broker-dealers who sweep client cash to FDIC-insured deposits.
•Transaction banking deposits consist of deposits that we raised through our cash management services business for corporate and other institutional clients.
•Other deposits are substantially all from institutional clients.
•Deposits insured by the FDIC were $269.63 billion as of December 2025 and $234.54 billion as of December 2024.
•Deposits insured by non-U.S. insurance programs were $31.70 billion as of December 2025 and $25.98 billion as of December 2024.

90	Goldman Sachs 2025 Form 10-K

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
Assets that may be harder to fund on a secured basis during times of market stress include, among other things, mortgage- and other asset-backed loans and securities, non-investment-grade corporate debt securities, equity securities and emerging market securities.
We also have access to and may raise collateralized financings through the Federal Reserve’s standing repurchase agreement (SRP) operations and the Federal Reserve discount window. In addition, GS Bank USA has access to funding from the Federal Home Loan Bank. See Note 11 to the consolidated financial statements for further information about our borrowings from the Federal Home Loan Bank.

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
The table below presents our quarterly unsecured long-term borrowings maturity profile.

$ in millions	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
As of December 2025
2027	$18,267	$10,452	$9,219	$12,161	$50,099
2028	$16,308	$10,862	$5,619	$6,981	39,770
2029	$7,680	$10,650	$7,431	$10,736	36,497
2030	$14,788	$8,319	$6,013	$6,306	35,426
2031 - thereafter					123,708
Total					$285,500
The weighted average maturity of our unsecured long-term borrowings as of December 2025 was approximately six years. To mitigate refinancing risk, we seek to limit the principal amount of debt maturing over the course of any monthly, quarterly, semi-annual or annual time horizon. We enter into interest rate swaps to convert a portion of our unsecured long-term borrowings into floating-rate obligations to manage our exposure to interest rates. See Note 14 to the consolidated financial statements for further information about our unsecured long-term borrowings.
Shareholders’ Equity. Shareholders’ equity is a stable and perpetual source of funding. See Note 19 to the consolidated financial statements for further information about our shareholders’ equity.

Goldman Sachs 2025 Form 10-K	91

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
We may issue, redeem or repurchase our preferred stock and subordinated debt or other forms of capital as regulatory requirements change and business conditions warrant. Prior to such redemptions or repurchases, we must receive approval from the FRB. See Notes 14 and 19 to the consolidated financial statements for further information about our subordinated debt and preferred stock.
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
The FRB evaluates us based, in part, on whether we have the capital necessary to continue operating under the baseline and severely adverse scenarios provided by the FRB and those developed internally. This evaluation also takes into account our process for identifying risk, our controls and governance for capital planning, and our guidelines for making capital planning decisions. In addition, the FRB evaluates our plan to make capital distributions (i.e., dividend payments and repurchases of common stock or redemptions of preferred stock, subordinated debt or other capital securities) and issue capital, across the range of macroeconomic scenarios and firm-specific assumptions. The FRB determines the SCB applicable to us based on its own annual stress test. The SCB under the Standardized approach is calculated as (i) the difference between our starting and minimum projected CET1 capital ratios under the supervisory severely adverse scenario and (ii) our planned common stock dividends for each of the fourth through seventh quarters of the planning horizon, expressed as a percentage of RWAs.
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

92	Goldman Sachs 2025 Form 10-K

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
We review and make any necessary adjustments to our attributed equity in January each year, to reflect, among other things, our most recent stress test results and changes to our regulatory capital requirements. On January 1, 2026, our allocation of attributed equity changed (relative to the allocation as of December 2025) as follows: attributed equity decreased by approximately $0.5 billion for Asset & Wealth Management, while attributed equity increased by approximately $0.4 billion for Global Banking & Markets and approximately $0.1 billion for Platform Solutions. On January 1, 2025, our allocation of attributed equity changed (relative to the allocation as of December 2024) as follows: attributed equity increased by approximately $0.4 billion for Global Banking & Markets, while attributed equity decreased by approximately $0.3 billion for Asset & Wealth Management and approximately $0.1 billion for Platform Solutions. See “Results of Operations — Segment Assets and Operating Results — Segment Operating Results” for information about our average quarterly attributed equity by segment.
Share Repurchase Program. We use our share repurchase program to help maintain the appropriate level of common equity. On an annual basis, we submit a Board of Directors of Group Inc. (Board) approved capital plan to the FRB, which includes planned share repurchases for each quarter. The share repurchases are effected primarily through regular open-market purchases (which may include repurchase plans designed to comply with Rule 10b5-1 and accelerated share repurchases), the amounts and timing of which are determined primarily by our current and projected capital position, and capital deployment opportunities, but which may also be influenced by general market conditions and the prevailing price and trading volumes of our common stock.

In 2025, the Board approved a share repurchase program authorizing repurchases of up to $40 billion of our common stock. The program has no set expiration or termination date. See “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” in Part II, Item 5 of this Form 10-K and Note 19 to the consolidated financial statements for further information about our share repurchase program, and see above for information about our capital planning and stress testing process.
During 2025, we returned a total of $16.78 billion of capital to common shareholders, including $12.36 billion of common share repurchases and $4.42 billion of common stock dividends. The Board approved an increase in our quarterly common stock dividend from $4.00 to $4.50 per share beginning in the first quarter of 2026. Consistent with our capital management philosophy, we will continue prioritizing deployment of capital for our clients where returns are attractive and distribute any excess capital to shareholders through dividends and share repurchases, while targeting a 50 to 100 basis point buffer above our capital requirement.
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

Goldman Sachs 2025 Form 10-K	93

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
Rating Agency Guidelines
The credit rating agencies assign credit ratings to the obligations of Group Inc., which directly issues or guarantees the vast majority of our senior unsecured debt obligations. GS&Co. and GSI have been assigned long- and short-term issuer ratings by certain credit rating agencies. GS Bank USA, GSIB and GSBE have also been assigned long- and short-term issuer ratings, as well as ratings on their long- and short-term bank deposits. In addition, credit rating agencies have assigned ratings to debt obligations of certain other subsidiaries of Group Inc.
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

Our G-SIB surcharge (Method 2) was 3.0% for 2025 and is 3.5% for 2026. Based on financial data for 2025, we are in the 4.0% G-SIB surcharge threshold range. The earliest this surcharge could be effective is January 2028. The G-SIB surcharge and countercyclical capital buffer in the future may differ due to additional guidance from our regulators and/or positional changes, and our SCB can change significantly from year to year based on the results of the annual supervisory stress tests. Our target is to maintain capital ratios equal to the regulatory requirements plus a buffer of 50 to 100 basis points.
Risk-Based Capital. The table below presents information about our risk-based capital.

	As of December
$ in millions	2025	2024
Common shareholders’ equity	$109,819	$108,743
Impact of CECL transition	–	276
Deduction for goodwill	(5,244)	(5,159)
Deduction for identifiable intangible assets	(642)	(638)
Other adjustments	364	(157)
CET1 capital	104,297	103,065
Preferred stock	15,153	13,253
Deduction for investments in covered funds	(504)	(669)
Other adjustments	(3)	(2)
Tier 1 capital	$118,943	$115,647

Standardized Tier 2 and Total capital
Tier 1 capital	$118,943	$115,647
Qualifying subordinated debt	8,856	9,124
Allowance for credit losses	2,879	5,011
Other adjustments	(13)	(10)
Standardized Tier 2 capital	11,722	14,125
Standardized Total capital	$130,665	$129,772

Advanced Tier 2 and Total capital
Tier 1 capital	$118,943	$115,647
Standardized Tier 2 capital	11,722	14,125
Allowance for credit losses	(2,879)	(5,011)
Other adjustments	684	1,050
Advanced Tier 2 capital	9,527	10,164
Advanced Total capital	$128,470	$125,811

94	Goldman Sachs 2025 Form 10-K

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
•Deduction for goodwill was net of deferred tax liabilities of $705 million as of December 2025 and $694 million as of December 2024.
•Deduction for identifiable intangible assets was net of deferred tax liabilities of $200 million as of December 2025 and $209 million as of December 2024.
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

The table below presents changes in CET1 capital, Tier 1 capital and Tier 2 capital.

$ in millions	Standardized	Advanced
Year Ended December 2025
CET1 capital
Beginning balance	$103,065	$103,065
Change in:
Common shareholders’ equity	1,076	1,076
Impact of CECL transition	(276)	(276)
Deduction for goodwill	(85)	(85)
Deduction for identifiable intangible assets	(4)	(4)
Other adjustments	521	521
Ending balance	$104,297	$104,297

Tier 1 capital
Beginning balance	$115,647	$115,647
Change in:
CET1 capital	1,232	1,232
Preferred stock	1,900	1,900
Deduction for investments in covered funds	165	165
Other adjustments	(1)	(1)
Ending balance	118,943	118,943
Tier 2 capital
Beginning balance	14,125	10,164
Change in:
Qualifying subordinated debt	(268)	(268)
Allowance for credit losses	(2,132)	–
Other adjustments	(3)	(369)
Ending balance	11,722	9,527
Total capital	$130,665	$128,470
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

Goldman Sachs 2025 Form 10-K	95

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
Our positional losses observed on a single day exceeded our 99% one-day regulatory VaR on three occasions during 2025 and on two occasions during 2024. There was no change in our VaR multiplier used to calculate Market RWAs;

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

96	Goldman Sachs 2025 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
The table below presents information about RWAs.

$ in millions	Standardized	Advanced
As of December 2025
Credit RWAs
Derivatives	$153,827	$111,863
Commitments, guarantees and loans	278,715	221,325
Securities financing transactions	107,272	29,471
Equity investments	28,112	30,988
Other	74,893	100,484
Total Credit RWAs	642,819	494,131
Market RWAs
Regulatory VaR	14,716	14,716
Stressed VaR	43,189	43,189
Incremental risk	5,117	5,117
Comprehensive risk	2,196	2,196
Specific risk	19,301	19,301
Total Market RWAs	84,519	84,519
Total Operational RWAs	–	112,820
Total RWAs	$727,338	$691,470
As of December 2024
Credit RWAs
Derivatives	$146,368	$99,766
Commitments, guarantees and loans	247,140	199,816
Securities financing transactions	97,174	22,846
Equity investments	30,018	31,457
Other	71,013	97,129
Total Credit RWAs	591,713	451,014
Market RWAs
Regulatory VaR	19,995	19,995
Stressed VaR	48,249	48,249
Incremental risk	7,054	7,054
Comprehensive risk	2,057	2,057
Specific risk	19,473	19,473
Total Market RWAs	96,828	96,828
Total Operational RWAs	–	126,970
Total RWAs	$688,541	$674,812
In the table above:
•Securities financing transactions represents resale and repurchase agreements and securities borrowed and loaned transactions.
•Other includes receivables, certain debt securities, cash and cash equivalents, and other assets.

The table below presents changes in RWAs.

$ in millions	Standardized	Advanced
Year Ended December 2025
RWAs
Beginning balance	$688,541	$674,812
Credit RWAs
Change in:
Derivatives	7,459	12,097
Commitments, guarantees and loans	31,575	21,509
Securities financing transactions	10,098	6,625
Equity investments	(1,906)	(469)
Other	3,880	3,355
Change in Credit RWAs	51,106	43,117
Market RWAs
Change in:
Regulatory VaR	(5,279)	(5,279)
Stressed VaR	(5,060)	(5,060)
Incremental risk	(1,937)	(1,937)
Comprehensive risk	139	139
Specific risk	(172)	(172)
Change in Market RWAs	(12,309)	(12,309)
Change in Operational RWAs	–	(14,150)
Ending balance	$727,338	$691,470
RWAs Rollforward Commentary
Year Ended December 2025. Standardized Credit RWAs as of December 2025 increased by $51.11 billion compared with December 2024, primarily reflecting an increase in commitments, guarantees and loans (principally due to increased lending exposures), an increase in securities financing transactions (principally due to increased funding exposures) and an increase in derivatives (principally due to increased exposures). Standardized Market RWAs as of December 2025 decreased by $12.31 billion compared with December 2024, primarily reflecting a decrease in regulatory and stressed VaR (in each case, principally due to reduced exposures to interest rates and equities).
Advanced Credit RWAs as of December 2025 increased by $43.12 billion compared with December 2024, primarily reflecting an increase in commitments, guarantees and loans (principally due to increased lending exposures), an increase in derivatives (principally due to increased exposures) and an increase in securities financing transactions (principally due to increased funding exposures). Advanced Market RWAs as of December 2025 decreased by $12.31 billion compared with December 2024, primarily reflecting a decrease in regulatory and stressed VaR (in each case, principally due to reduced exposures to interest rates and equities). Advanced Operational RWAs as of December 2025 decreased by $14.15 billion compared with December 2024, reflecting decreased frequency of loss events estimated by our risk-based model.

Goldman Sachs 2025 Form 10-K	97

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
On January 1, 2026, we early adopted the modified Enhanced Supplementary Leverage Ratio standards. See “Business — Regulation” in Part I, Item 1 of this Form 10-K for further information about these standards. As a result, effective January 1, 2026, our TLAC to total leverage exposure requirement decreased to 8.25% and our external long-term debt to total leverage exposure requirement decreased to 3.25%.
Effective January 1, 2026, our G-SIB surcharge (Method 2) increased from 3.0% to 3.5%, resulting in an external long-term debt to RWAs requirement of 9.5%.

The table below presents information about our TLAC and external long-term debt ratios.

	For the Three Months Ended or as of December
$ in millions	2025	2024
TLAC	$300,481	$275,904
External long-term debt	$170,347	$150,682
RWAs	$727,338	$688,541
Total leverage exposure	$2,297,597	$2,120,756

TLAC to RWAs	41.3%	40.1%
TLAC to total leverage exposure	13.1%	13.0%
External long-term debt to RWAs	23.4%	21.9%
External long-term debt to total leverage exposure	7.4%	7.1%
In the table above:
•TLAC includes common and preferred stock, and eligible long-term debt issued by Group Inc. Eligible long-term debt represents unsecured debt, which has a remaining maturity of at least one year and satisfies additional requirements.
•External long-term debt consists of eligible long-term debt subject to a haircut if it is due to be paid between one and two years.
•In accordance with the TLAC rules, the higher of Standardized or Advanced RWAs are used in the calculation of TLAC and external long-term debt ratios and applicable requirements. RWAs represent Standardized RWAs as of both December 2025 and December 2024.
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

98	Goldman Sachs 2025 Form 10-K

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
The table below presents GSIB’s risk-based capital requirements.

	As of December
	2025	2024
CET1 capital ratio	12.0%	11.9%
Tier 1 capital ratio	14.8%	14.7%
Total capital ratio	18.5%	18.4%
The table below presents information about GSIB’s risk-based capital ratios.

	As of December
$ in millions	2025	2024
CET1 capital	$4,947	$4,336
Tier 1 capital	$4,947	$4,336
Tier 2 capital	$826	$826
Total capital	$5,773	$5,162
RWAs	$19,936	$17,767

CET1 capital ratio	24.8%	24.4%
Tier 1 capital ratio	24.8%	24.4%
Total capital ratio	29.0%	29.1%
In the table above, the risk-based capital ratios as of December 2025 included profits that are still subject to annual audit by GSIB’s external auditors and approval by GSIB’s Board of Directors for inclusion in risk-based capital. These profits contributed 262 basis points to the CET1 capital ratio as of December 2025.
The table below presents GSIB’s leverage ratio requirement and leverage ratio.

	As of December
	2025	2024
Leverage ratio requirement	3.7%	3.7%
Leverage ratio	8.4%	8.9%
In the table above, the leverage ratio as of December 2025 included profits that are still subject to annual audit by GSIB’s external auditors and approval by GSIB’s Board of Directors for inclusion in risk-based capital. These profits contributed 96 basis points to the leverage ratio as of December 2025.

GSIB is subject to minimum reserve requirements at central banks in certain of the jurisdictions in which it operates. As of both December 2025 and December 2024, GSIB was in compliance with these requirements.
•GSBE. GSBE is our German bank subsidiary supervised by the European Central Bank, BaFin and Deutsche Bundesbank. GSBE is a non-U.S. banking subsidiary of GS Bank USA and is also subject to standalone regulatory capital requirements noted below. GSBE is subject to the capital requirements prescribed in the E.U. Capital Requirements Directive (CRD) and E.U. Capital Requirements Regulation (CRR), both of which are largely based on Basel III, and the finalized revisions to the Basel III Capital Requirements set by the Basel Committee (Basel III Revisions), which became effective on January 1, 2025. The deposits of GSBE are covered by the German statutory deposit protection program to the extent provided by law. In addition, GSBE has elected to participate in the German voluntary deposit protection program which provides further insurance for certain eligible deposits beyond the coverage of the German statutory deposit program.
The table below presents GSBE’s risk-based capital requirements.

	As of December
	2025	2024
CET1 capital ratio	10.4%	10.3%
Tier 1 capital ratio	12.4%	12.3%
Total capital ratio	15.0%	15.0%
The table below presents information about GSBE’s risk-based capital ratios.

	As of December
$ in millions	2025	2024
CET1 capital	$16,405	$13,109
Tier 1 capital	$16,405	$13,109
Tier 2 capital	$23	$21
Total capital	$16,428	$13,130
RWAs	$70,521	$43,077

CET1 capital ratio	23.3%	30.4%
Tier 1 capital ratio	23.3%	30.4%
Total capital ratio	23.3%	30.5%
In the table above:
•The risk-based capital ratios decreased from December 2024 to December 2025, primarily reflecting an increase in both Credit RWAs (principally due to the implementation of Basel III Revisions on January 1, 2025) and Market RWAs.

Goldman Sachs 2025 Form 10-K	99

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
•The risk-based capital ratios as of December 2025 included profits that are still subject to annual audit by GSBE’s external auditors and approval by GSBE’s shareholder (GS Bank USA) for inclusion in risk-based capital. These profits contributed 76 basis points to the CET1 capital ratio as of December 2025. The risk-based capital ratios as of December 2024 excluded 2024 profits. In the second quarter of 2025, subsequent to the completion of the 2024 annual audit by GSBE’s external auditors, GSBE’s shareholder approved such profits to be included in risk-based capital from June 2025 onwards. These profits would have contributed 151 basis points to the CET1 capital ratio as of December 2024.
The table below presents GSBE’s leverage ratio requirement and leverage ratio.

	As of December
	2025	2024
Leverage ratio requirement	3.2%	3.0%
Leverage ratio	9.3%	9.2%
In the table above, the leverage ratio as of December 2025 included profits that are still subject to annual audit by GSBE’s external auditors and approval by GSBE’s shareholder (GS Bank USA) for inclusion in risk-based capital. These profits contributed 41 basis points to the leverage ratio as of December 2025. The leverage ratio as of December 2024 excluded 2024 profits. In the second quarter of 2025, subsequent to the completion of the 2024 annual audit by GSBE’s external auditors, GSBE’s shareholder approved such profits to be included in risk-based capital from June 2025 onwards. These profits would have contributed 54 basis points to the leverage ratio as of December 2024.
GSBE is subject to minimum reserve requirements at central banks in certain of the jurisdictions in which it operates. As of both December 2025 and December 2024, GSBE was in compliance with these requirements.
GSBE is a registered swap dealer with the CFTC and a registered security-based swap dealer with the SEC. As of both December 2025 and December 2024, GSBE was subject to and in compliance with applicable capital requirements for swap dealers and security-based swap dealers.

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
GS&Co. had regulatory net capital, as defined by Rule 15c3-1 of the SEC, of $23.10 billion as of December 2025 and $21.31 billion as of December 2024, which exceeded the greater of the minimum amounts required under Rule 15c3-1 of the SEC and Rules 1.17 and Part 23 Subpart E of the CFTC by $16.93 billion as of December 2025 and $15.87 billion as of December 2024. In addition to its alternative minimum net capital requirements, GS&Co. is also required to hold tentative net capital in excess of $5 billion and net capital in excess of $1 billion in accordance with Rule 15c3-1. GS&Co. is also required to notify the SEC in the event that its tentative net capital is less than $6 billion. As of both December 2025 and December 2024, GS&Co. had tentative net capital and net capital in excess of both the minimum and the notification requirements.
Non-U.S. Regulated Broker-Dealer Subsidiaries. Our principal non-U.S. regulated broker-dealer subsidiaries include GSI and GSJCL.
GSI, our U.K. broker-dealer, is regulated by the PRA and the FCA. GSI is subject to the U.K. capital framework, which is largely based on Basel III.
The table below presents GSI’s risk-based capital requirements.

	As of December
	2025	2024
CET1 capital ratio	9.0%	9.1%
Tier 1 capital ratio	10.9%	11.0%
Total capital ratio	13.5%	13.6%

100	Goldman Sachs 2025 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
The table below presents information about GSI’s risk-based capital ratios.

	As of December
$ in millions	2025	2024
CET1 capital	$34,442	$32,697
Tier 1 capital	$39,942	$38,197
Tier 2 capital	$8,477	$6,874
Total capital	$48,419	$45,071
RWAs	$302,962	$265,944

CET1 capital ratio	11.4%	12.3%
Tier 1 capital ratio	13.2%	14.4%
Total capital ratio	16.0%	16.9%
In the table above, the risk-based capital ratios as of December 2025 included GSI’s profits that are still subject to annual audit by GSI’s external auditors and approval by GSI’s Board of Directors for inclusion in risk-based capital. These profits contributed 17 basis points to the CET1 capital ratio as of December 2025.
The table below presents GSI’s leverage ratio requirement and leverage ratio.

	As of December
	2025	2024
Leverage ratio requirement	3.5%	3.5%
Leverage ratio	4.5%	5.3%
In the table above, the leverage ratio as of December 2025 included GSI’s profits that are still subject to annual audit by GSI’s external auditors and approval by GSI’s Board of Directors for inclusion in risk-based capital. These profits contributed 7 basis points to the leverage ratio as of December 2025.
GSI is a registered swap dealer with the CFTC and a registered security-based swap dealer with the SEC. As of both December 2025 and December 2024, GSI was subject to and in compliance with applicable capital requirements for swap dealers and security-based swap dealers.
GSJCL, our Japanese broker-dealer, is regulated by Japan’s Financial Services Agency. GSJCL and certain other non-U.S. subsidiaries are also subject to capital requirements promulgated by authorities of the countries in which they operate. As of both December 2025 and December 2024, these subsidiaries were in compliance with their local capital requirements.

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
•During 2025, we sold the GM credit card program (included within Platform Solutions) to another issuer.
•In December 2025, we entered into an agreement to transition the Apple Card program (included within Platform Solutions) to another issuer. The transition is expected to be completed in approximately 24 months. Until this transition is completed, we will continue to operate the program to support the products and service our customers.
These transactions have substantially completed the narrowing of our focus on our consumer-related activities.

Goldman Sachs 2025 Form 10-K	101

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
The table below presents the impact to pre-tax earnings of the items that we sold or have announced the decision to sell (with respect to the narrowing of our focus on consumer-related activities).

	Year Ended December
$ in millions	2025	2024	2023
Apple Card program	$284	$(266)	$(636)
GM credit card program	(67)	(557)	(65)
GreenSky	–	(27)	(1,227)
Marcus loan portfolio	–	–	233
PFM	–	–	276
Seller financing loan portfolio	(3)	(84)	(28)
Total	$214	$(934)	$(1,447)
In the table above, pre-tax earnings related to the Apple Card program, GreenSky, the GM credit card program and the seller financing loan portfolio were included within Platform Solutions, and the pre-tax earnings related to the Marcus loan portfolio and PFM were included within Asset & Wealth Management.
See “Results of Operations — Platform Solutions” for the drivers of changes in our net revenues.

Off-Balance Sheet Arrangements
In the ordinary course of business, we enter into various types of off-balance sheet arrangements, including providing guarantees, indemnifications, commitments, letters of credit and representations and warranties, holding variable interests in non-consolidated entities, purchasing or retaining interests in securitization vehicles and entering into derivatives.
We enter into these arrangements for a variety of business purposes, including those that are critical to the functioning of several significant investor markets, including the mortgage-backed and other asset-backed securities markets.
The table below presents where information about our various off-balance sheet arrangements may be found in this Form 10-K. In addition, see Note 3 to the consolidated financial statements for information about our consolidation policies.

Off-Balance Sheet Arrangement	Disclosure in Form 10-K
Variable interests in nonconsolidated variable interest entities	See Note 17 to the consolidated financial statements.
Guarantees, and lending and other commitments	See Note 18 to the consolidated financial statements.
Derivatives	See Note 7 to the consolidated financial statements.

102	Goldman Sachs 2025 Form 10-K

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
Governance. Our Board is responsible for overseeing our approach to managing our most significant risks, both directly and through its committees, including its Risk Committee. As part of this oversight, the Board reviews our enterprise risk management framework, as well as our risk appetite statement. The risk appetite statement describes the levels and types of risk we are willing to accept or to avoid in order to achieve our objectives included in our strategy and business plan, while remaining in compliance with regulatory requirements. In addition, the Board reviews our strategy and business plan and is ultimately responsible for overseeing and providing direction about our strategy.
The Board, including through its committees, receives regular briefings on firmwide risks, including liquidity risk, market risk, credit risk, operational risk, model risk and climate risk, from our chief risk officer, on cybersecurity threats and risks from our chief information security officer (CISO), on compliance risk and conduct risk from our chief compliance officer, on legal and regulatory enforcement matters from our chief legal officer, and on other matters impacting our reputation from the chair and/or vice-chairs of our Firmwide Reputational Risk Committee, as well as other members of senior management.
The chief risk officer reports to our chief executive officer and to the Risk Committee of the Board. As part of the review of the firmwide risk portfolio, the chief risk officer regularly advises the Risk Committee of the Board of relevant risk metrics and material exposures, including risk limits and thresholds established in our risk appetite statement.
Enterprise Risk, which reports to our chief risk officer, is responsible for ensuring that our enterprise risk management framework provides the Board and its committees, our risk committees and senior management with a consistent and integrated approach to managing our various risks in a manner consistent with our risk appetite.
Our first line of defense consists of our revenue-producing units, Conflicts Resolution, Controllers, Engineering, Corporate Treasury and certain other corporate functions. The first line of defense is responsible for its risk-generating activities, as well as for the design and execution of controls to mitigate such risks.
Our Risk and Compliance functions are considered our second line of defense and provide independent assessment, review and challenge of the risks taken by our first line of defense, as well as lead and participate in firmwide risk committees.
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

Goldman Sachs 2025 Form 10-K	103

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

104	Goldman Sachs 2025 Form 10-K

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

Goldman Sachs 2025 Form 10-K	105

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

106	Goldman Sachs 2025 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
•Firmwide Compliance and Operational Risk Committee. The Firmwide Compliance and Operational Risk Committee is responsible for overseeing compliance and operational risk. This committee is co-chaired by our chief operating officer of Engineering, our head of Operational Risk, and our chief compliance officer, who are appointed as chairs by the chairs of the Firmwide Enterprise Risk Committee.
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

•Firmwide Data Governance Committee. The Firmwide Data Governance Committee is responsible for overseeing the firmwide data governance framework, and its implementation, to help ensure that data governance and data quality are appropriate. This committee is co-chaired by our chief information officer and an advisory director, who are appointed as chairs by the chairs of the Firmwide Enterprise Risk Committee.
Firmwide Asset Liability Committee. The Firmwide Asset Liability Committee is responsible for the strategic direction of our financial resources, including capital, liquidity, funding and balance sheet. This committee has oversight responsibility for asset-liability management, including interest rate and currency risk, funds transfer pricing, capital allocation and incentives, and credit ratings. This committee is co-chaired by our chief financial officer and our global treasurer, who are appointed as chairs by our chief executive officer, and reports to the Management Committee.
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
Corporate Treasury is responsible for our liquidity and its related risks, including developing and executing our liquidity and funding strategy and policies.
Liquidity Risk, which is part of our second line of defense and reports to our chief risk officer, has primary responsibility for independently assessing, monitoring and managing our liquidity risk by providing firmwide review and challenge across our global businesses.

Goldman Sachs 2025 Form 10-K	107

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
Liquidity Risk Management Principles
We manage liquidity risk according to three principles: (i) hold sufficient excess liquidity in the form of GCLA to cover outflows during a stressed period, (ii) maintain appropriate Asset-Liability Management and (iii) maintain a viable Contingency Funding Plan.
GCLA. GCLA is liquidity that we maintain to meet a broad range of potential cash outflows and collateral needs in a stressed environment. A primary liquidity principle is to pre-fund our estimated potential cash and collateral needs during a liquidity crisis and hold this liquidity in the form of unencumbered, highly liquid securities and cash. We believe that the securities held in our GCLA would be readily convertible to cash in a matter of days, through liquidation, by entering into collateralized financings or from maturities of collateralized agreements, and that this cash would allow us to meet immediate obligations without needing to sell other assets or depend on additional funding from credit-sensitive markets.
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

108	Goldman Sachs 2025 Form 10-K

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
Group Inc. has provided substantial amounts of equity and subordinated indebtedness, directly or indirectly, to its regulated subsidiaries. For example, as of December 2025, Group Inc. had $39.51 billion of equity and subordinated indebtedness invested in GS&Co., its principal U.S. registered broker-dealer; $50.78 billion invested in GSI, a regulated U.K. broker-dealer; $1.96 billion invested in GSJCL, a regulated Japanese broker-dealer; $65.15 billion invested in GS Bank USA, a regulated New York State-chartered bank; and $5.89 billion invested in GSIB, a regulated U.K. bank. Group Inc. also provides financing, directly or indirectly, in the form of: $167.40 billion of unsubordinated loans (including secured loans of $60.78 billion) and $29.12 billion of collateral and cash deposits to these entities as of December 2025. In addition, as of December 2025, Group Inc. had significant amounts of capital invested in and loans to its other regulated subsidiaries.

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

Goldman Sachs 2025 Form 10-K	109

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
GCLA and Unencumbered Metrics
GCLA. Based on the results of our internal liquidity risk models, described above, as well as our consideration of other factors, including, but not limited to, a qualitative assessment of our condition, as well as the financial markets, we believe our liquidity position as of both December 2025 and December 2024 was appropriate. We strictly limit our GCLA to a narrowly defined list of securities and cash because they are highly liquid, even in a difficult funding environment. We do not include other potential sources of excess liquidity in our GCLA, such as less liquid unencumbered securities or committed credit facilities.

110	Goldman Sachs 2025 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
The table below presents information about our GCLA.

	Average for the
	Three Months		Year Ended
	Ended December		December
$ in millions	2025	2024	2025	2024
Denomination
U.S. dollar	$358,587	$311,839	$353,766	$300,535
Non-U.S. dollar	120,812	110,252	112,148	128,645
Total	$479,399	$422,091	$465,914	$429,180

Asset Class
Overnight cash deposits	$141,601	$143,563	$144,821	$184,370
U.S. government obligations	224,697	177,721	221,841	163,983
U.S. agency obligations	38,791	46,979	37,375	32,102
Non-U.S. government obligations	74,310	53,828	61,877	48,725
Total	$479,399	$422,091	$465,914	$429,180

Entity Type
Group Inc. and Funding IHC	$74,248	$60,609	$74,919	$65,965
Major broker-dealer subsidiaries	134,699	113,996	129,384	117,204
Major bank subsidiaries	270,452	247,486	261,611	246,011
Total	$479,399	$422,091	$465,914	$429,180
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

Other Unencumbered Assets. In addition to our GCLA, we have a significant amount of other unencumbered cash and financial instruments, including other government obligations, high-grade money market securities, corporate obligations, marginable equities, loans and cash deposits not included in our GCLA. The fair value of our unencumbered assets averaged $343.36 billion for the three months ended December 2025, $295.49 billion for the three months ended December 2024, $327.16 billion for the year ended December 2025 and $292.22 billion for the year ended December 2024. We do not consider these assets liquid enough to be eligible for our GCLA.
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
The table below presents information about our average daily LCR.

	Average for the Three Months Ended
	December	September	December
$ in millions	2025	2025	2024
Total HQLA	$463,977	$464,360	$407,348
Eligible HQLA	$396,788	$392,738	$352,494
Net cash outflows	$322,793	$307,750	$279,368
LCR	123%	128%	126%
In the table above, our average quarterly LCR represents the average of our daily LCRs during the quarter.

Goldman Sachs 2025 Form 10-K	111

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
The table below presents information about our average daily NSFR.

	Average for the Three Months Ended
	December	September	December
$ in millions	2025	2025	2024
Total ASF	$786,243	$758,565	$692,474
Total RSF	$678,424	$656,970	$595,352
NSFR	116%	116%	116%
In the table above, our average quarterly NSFR represents the average of our daily NSFRs during the quarter.
GS Bank USA, GSI, GSIB and GSBE are also subject to minimum LCR and NSFR requirements as set by their respective regulators. As of December 2025, both the LCR and NSFR for each of these subsidiaries exceeded the minimum requirements.
We monitor local regulatory liquidity requirements of our other subsidiaries to ensure compliance. For many of our subsidiaries, these requirements either have changed or are likely to change in the future due to the implementation of the Basel Committee’s framework for liquidity risk measurement, standards and monitoring, as well as other regulatory developments.
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

As of December 2025
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
•The DBRS, Fitch, Moody’s and S&P ratings for preferred stock include the APEX issued by Goldman Sachs Capital II and Goldman Sachs Capital III.
The table below presents the unsecured credit ratings and outlook of GS Bank USA, GSIB, GSBE, GS&Co. and GSI.

As of December 2025
	Fitch	Moody’s	S&P
GS Bank USA
Short-term debt	F1	P-1	A-1
Long-term debt	A+	A1	A+
Short-term bank deposits	F1+	P-1	N/A
Long-term bank deposits	AA-	A1	N/A
Ratings outlook	Stable	Stable	Stable
GSIB
Short-term debt	F1	P-1	A-1
Long-term debt	A+	A1	A+
Short-term bank deposits	F1	P-1	N/A
Long-term bank deposits	A+	A1	N/A
Ratings outlook	Stable	Stable	Stable
GSBE
Short-term debt	F1	P-1	A-1
Long-term debt	A+	A1	A+
Short-term bank deposits	N/A	P-1	N/A
Long-term bank deposits	N/A	A1	N/A
Ratings outlook	Stable	Stable	Stable
GS&Co.
Short-term debt	F1	N/A	A-1
Long-term debt	A+	N/A	A+
Ratings outlook	Stable	N/A	Stable
GSI
Short-term debt	F1	P-1	A-1
Long-term debt	A+	A1	A+
Ratings outlook	Stable	Stable	Stable

112	Goldman Sachs 2025 Form 10-K

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

Year Ended December 2025. Our cash and cash equivalents decreased by $17.83 billion to $164.26 billion at the end of 2025, primarily due to net cash used for operating activities and investing activities, partially offset by net cash provided by financing activities. The net cash used for operating activities primarily reflected cash outflows from trading assets and customer and other receivables and payables, net (reflecting an increase in customer and other receivables, partially offset by an increase in customer and other payables), partially offset by cash inflows from trading liabilities and net earnings. The net cash used for investing activities primarily reflected an increase in net lending activities (reflecting increases in other collateralized lending and real estate loans). The net cash provided by financing activities primarily reflected cash inflows from deposits (reflecting increases in consumer deposits and other deposit balances).
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
For an analysis of cash flows for the year ended December 2023, see Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2024.

Goldman Sachs 2025 Form 10-K	113

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
Market Risk, which is part of our second line of defense and reports to our chief risk officer, has primary responsibility for independently assessing, monitoring and managing our market risk by providing firmwide review and challenge across our global businesses.
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

114	Goldman Sachs 2025 Form 10-K

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
•Certain interest rate sensitive fees.
Corporate Treasury manages the interest rate risk from all businesses using both cash and derivative instruments, including available-for-sale and held-to-maturity securities and interest rate derivatives. We measure EaR over a one-year time horizon, including a 100- and 200-basis point instantaneous parallel shock in both short- and long-term interest rates. This sensitivity is calculated relative to a baseline market scenario, which takes into consideration, among other things, the market’s expectation of forward rates, as well as our expectation of future business activity. These scenarios include contractual elements of assets, liabilities, preferred stock, and certain off-balance sheet instruments, such as rates of interest, principal repayment schedules, maturity and reset dates, and any interest rate ceilings or floors, as well as assumptions with respect to our balance sheet size and composition, prepayment behavior and deposit repricing. Deposit repricing is captured by evaluating the change in deposit rate paid relative to the change in market rates (deposit beta) and we calibrate the deposit betas used in our models by using a number of factors, including observed historical behavior, future expectations, funding needs and the competitive landscape. We continuously monitor the performance of our key assumptions against observed behavior and regularly review their sensitivity on our risk metrics.

Goldman Sachs 2025 Form 10-K	115

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
Corporate Treasury is responsible for our interest rate risk, including assessing, monitoring and managing our EaR and EVE sensitivity, and interest rate risk stress tests and assumptions.
Risk, which is part of our second line of defense and reports to our chief risk officer, has primary responsibility for independently assessing, monitoring and managing our interest rate risk (including EaR and EVE sensitivity) by providing firmwide review and challenge across our global businesses.
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

116	Goldman Sachs 2025 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
The table below presents our average daily VaR.

	Year Ended December
$ in millions	2025	2024
Categories
Interest rates	$70	$81
Equity prices	47	37
Currency rates	24	26
Commodity prices	17	19
Diversification effect	(68)	(71)
Total	$90	$92
Our average daily VaR decreased to $90 million for 2025 from $92 million for 2024, due to lower levels of volatility. The total decrease was driven by decreases in the interest rates, currency rates and commodity prices categories, partially offset by an increase in the equity prices category and a decrease in the diversification effect.
The table below presents our period-end VaR.

	As of December
$ in millions	2025	2024
Categories
Interest rates	$59	$84
Equity prices	45	41
Currency rates	17	38
Commodity prices	18	14
Diversification effect	(60)	(86)
Total	$79	$91
Our period-end VaR decreased to $79 million as of December 2025 from $91 million as of December 2024, due to lower levels of volatility, partially offset by increased exposures. The total decrease was driven by decreases in the interest rates and currency rates categories, partially offset by a decrease in the diversification effect and increases in the equity prices and commodity prices categories.
During 2025, the firmwide VaR risk limit was not exceeded, raised or reduced, and there were no permanent or temporary changes to the firmwide VaR risk limit. During 2024, there was a permanent increase to the firmwide VaR risk limit due to higher levels of volatility and increased exposures. The firmwide VaR risk limit was not exceeded during this period.
The table below presents our high and low VaR.

	Year Ended December
	2025		2024
$ in millions	High	Low	High	Low
Categories
Interest rates	$92	$54	$121	$57
Equity prices	$63	$36	$65	$25
Currency rates	$55	$11	$47	$10
Commodity prices	$23	$11	$31	$12
Firmwide
VaR	$116	$69	$116	$75

The chart below presents our daily VaR for 2025.

150
120
90
60
30
0
Daily VaR
(in millions)
First Quarter
2025
Second Quarter
2025
Third Quarter
2025
Fourth Quarter
2025

The table below presents, by number of business days, the frequency distribution of our daily net revenues for positions included in VaR.

	Year Ended December
$ in millions	2025	2024
>$100	81	62
$75 – $100	47	39
$50 – $75	54	57
$25 – $50	31	46
$0 – $25	23	31
$(25) – $0	10	12
$(50) – $(25)	4	3
$(75) – $(50)	1	–
$(100) – $(75)	–	–
<$(100)	–	2
Total	251	252
Daily net revenues for positions included in VaR are compared with VaR calculated as of the end of the prior business day. Net losses incurred on a single day for such positions did not exceed our 95% one-day VaR (i.e., a VaR exception) during 2025. There were two VaR exceptions during 2024.
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

Goldman Sachs 2025 Form 10-K	117

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

	As of December
$ in millions	2025	2024
Equity	$1,886	$1,567
Debt	3,798	1,904
Total	$5,684	$3,471
In the table above:
•The market risk of these positions is determined by estimating the potential reduction in net revenues of a 10% decline in the value of the underlying positions.
•Equity positions relate to private and public equity securities, which primarily include investments in corporate, real estate and infrastructure assets. The vast majority of such equity positions are included within Asset & Wealth Management.
•Debt positions include mezzanine and senior debt, and corporate and real estate loans, substantially all of which are included within Asset & Wealth Management. Debt positions also included approximately $19.7 billion as of December 2025 of Apple Card loans and $1.8 billion as of December 2024 of GM co-branded credit card loans within Platform Solutions that were classified as held for sale. The GM credit card program was sold to another issuer in 2025.
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

Credit and Funding Spread Sensitivity on Derivatives and Financial Liabilities. VaR excludes the impact of changes in counterparty credit spreads, our own credit spreads and unsecured funding spreads on derivatives, as well as changes in our own credit spreads (debt valuation adjustment) on financial liabilities for which the fair value option was elected. The estimated sensitivity to a one basis point increase in credit spreads (counterparty and our own) and unsecured funding spreads on derivatives (including hedges) was a loss of $1 million as of December 2025 and $2 million as of December 2024. In addition, the estimated sensitivity to a one basis point increase in our own credit spreads on financial liabilities for which the fair value option was elected was a gain of $53 million as of December 2025 and $43 million as of December 2024. However, the actual net impact of a change in our own credit spreads is also affected by the liquidity, duration and convexity (as the sensitivity is not linear to changes in yields) of those financial liabilities for which the fair value option was elected, as well as the relative performance of any hedges undertaken.
Earnings-at-Risk. The table below presents the impact of a parallel shift in rates on our net revenues and preferred stock dividends over the next 12 months relative to the baseline scenario.

	As of December
$ in millions	2025	2024
+100 basis points parallel shift in rates	$154	$140
-100 basis points parallel shift in rates	$(273)	$(270)
+200 basis points parallel shift in rates	$215	$196
-200 basis points parallel shift in rates	$(485)	$(525)
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

118	Goldman Sachs 2025 Form 10-K

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

Credit Risk, which is part of our second line of defense and reports to our chief risk officer, has primary responsibility for independently assessing, monitoring and managing our credit risk by providing firmwide review and challenge across our global businesses. In addition, we hold other positions that give rise to credit risk (e.g., bonds and secondary bank loans). These credit risks are captured as a component of market risk measures, which are monitored and managed by Market Risk. We also enter into derivatives to manage market risk exposures. Such derivatives also give rise to credit risk, which is monitored and managed by Credit Risk.
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

Goldman Sachs 2025 Form 10-K	119

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

120	Goldman Sachs 2025 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
Credit Exposures
As of December 2025, our aggregate credit exposure increased compared with December 2024, primarily reflecting an increase in loans and lending commitments, partially offset by a decrease in cash deposits with central banks. The percentage of our credit exposures arising from non-investment-grade counterparties (based on our internally determined public rating agency equivalents) increased slightly compared with December 2024, reflecting a decrease in investment-grade credit exposure related to cash deposits with central banks. Our credit exposures are described further below.
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

	As of December
$ in millions	2025	2024
Cash and Cash Equivalents	$149,456	$167,253

Industry
Financial Institutions	11%	10%
Sovereign	89%	90%
Total	100%	100%

Region
Americas	65%	67%
EMEA	21%	24%
Asia	14%	9%
Total	100%	100%

Credit Quality (Credit Rating Equivalent)
AAA	77%	79%
AA	5%	6%
A	16%	14%
BBB	1%	1%
BB or lower	1%	–
Total	100%	100%
The table above excludes cash segregated for regulatory and other purposes of $14.80 billion as of December 2025 and $14.84 billion as of December 2024.

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
Beginning in the fourth quarter of 2025, the presentation of the components of our net credit exposure has been conformed with the presentation in Note 7 to the consolidated financial statements. The components now reflect the gross fair value of OTC derivatives (before any counterparty or collateral netting) and the netting separately. Previously, the presentation reflected the net OTC derivative assets after application of counterparty and collateral eligible for netting under U.S. GAAP and additional collateral under enforceable credit support agreements that do not meet the criteria for netting under U.S. GAAP. Prior period amounts have been conformed to the current presentation and there were no changes to net credit exposure.

Goldman Sachs 2025 Form 10-K	121

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
The table below presents our net credit exposure from OTC derivatives and the concentration by industry and region.

	As of December
$ in millions	2025	2024
Gross fair value	$294,817	$312,892
Netting	(269,833)	(287,058)
Net credit exposure	$24,984	$25,834
Industry
Consumer & Retail	5%	3%
Diversified Industrials	8%	10%
Financial Institutions	21%	19%
Funds	24%	28%
Healthcare	3%	1%
Municipalities & Nonprofit	4%	2%
Natural Resources & Utilities	16%	16%
Sovereign	5%	11%
Technology, Media & Telecommunications	10%	8%
Other (including Special Purpose Vehicles)	4%	2%
Total	100%	100%
Region
Americas	44%	43%
EMEA	46%	49%
Asia	10%	8%
Total	100%	100%
Our credit exposure (before any potential recoveries) to OTC derivative counterparties that defaulted during 2025 remained low, representing less than 2% of our total credit exposure from OTC derivatives.
In the table above:
•Gross fair value excludes the effects of both counterparty netting and collateral, and therefore is not representative of our exposure.
•Netting represents counterparty and collateral netting offset within the consolidated balance sheets, as well as cash collateral and the fair value of securities collateral, primarily U.S. and non-U.S. government and agency obligations, received under credit support agreements, that we consider when determining credit risk, but such collateral is not eligible for netting under U.S. GAAP.

The tables below present the distribution of our OTC derivative assets by tenor and internally determined public rating agency equivalents.

$ in millions	Investment- Grade	Non-Investment- Grade / Unrated	Total
As of December 2025
Less than 1 year	$59,208	$12,431	$71,639
1 – 5 years	65,530	16,536	82,066
Greater than 5 years	133,259	7,853	141,112
Gross fair value	257,997	36,820	294,817
Netting	(243,019)	(26,814)	(269,833)
Net credit exposure	$14,978	$10,006	$24,984
As of December 2024
Less than 1 year	$93,198	$9,224	$102,422
1 – 5 years	78,041	14,286	92,327
Greater than 5 years	111,356	6,787	118,143
Gross fair value	282,595	30,297	312,892
Netting	(263,945)	(23,113)	(287,058)
Net credit exposure	$18,650	$7,184	$25,834

	Investment-Grade
$ in millions	AAA	AA	A	BBB	Total
As of December 2025
Less than 1 year	$1,068	$10,157	$35,745	$12,238	$59,208
1 – 5 years	1,197	12,835	35,505	15,993	65,530
Greater than 5 years	7,623	28,728	66,808	30,100	133,259
Gross fair value	9,888	51,720	138,058	58,331	257,997
Netting	(6,797)	(50,689)	(133,141)	(52,392)	(243,019)
Net credit exposure	$3,091	$1,031	$4,917	$5,939	$14,978
As of December 2024
Less than 1 year	$1,697	$21,176	$53,082	$17,243	$93,198
1 – 5 years	1,204	24,443	33,820	18,574	78,041
Greater than 5 years	2,901	15,520	54,945	37,990	111,356
Gross fair value	5,802	61,139	141,847	73,807	282,595
Netting	(3,488)	(58,437)	(136,020)	(66,000)	(263,945)
Net credit exposure	$2,314	$2,702	$5,827	$7,807	$18,650
			Non-Investment-Grade / Unrated
$ in millions			≤ BB	Unrated	Total
As of December 2025
Less than 1 year			$12,049	$382	$12,431
1 – 5 years			16,440	96	16,536
Greater than 5 years			7,789	64	7,853
Gross fair value			36,278	542	36,820
Netting			(26,691)	(123)	(26,814)
Net credit exposure			$9,587	$419	$10,006
As of December 2024
Less than 1 year			$8,877	$347	$9,224
1 – 5 years			14,227	59	14,286
Greater than 5 years			6,710	77	6,787
Gross fair value			29,814	483	30,297
Netting			(22,903)	(210)	(23,113)
Net credit exposure			$6,911	$273	$7,184
In the tables above:
•Tenor is based on remaining contractual maturity for OTC derivative assets.
•Netting includes counterparty netting and collateral that we consider when determining credit risk (including collateral that is not eligible for netting under U.S. GAAP).

122	Goldman Sachs 2025 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
Lending Activities. We manage our lending activities using the credit risk process, measures, limits and risk mitigants described above. Other lending positions, including secondary trading positions, are risk-managed as a component of market risk. Beginning in the first quarter of 2025, as a result of a decrease in the balance of installment loans (due to the sales of GreenSky and the seller financing loan portfolio in 2024), the remaining installment loans originated by us were included in other loans. Previously, such loans were disclosed separately in the table below. Prior period amounts have been conformed to the current presentation. See Note 9 to the consolidated financial statements for further information about installment loans.
The table below presents our loans and lending commitments.

$ in millions	Loans	Lending Commitments	Total
As of December 2025
Corporate	$30,676	$188,698	$219,374
Commercial real estate	37,409	7,185	44,594
Residential real estate	31,957	3,171	35,128
Securities-based	18,079	784	18,863
Other collateralized	98,999	51,336	150,335
Credit cards	19,742	70,823	90,565
Other	3,020	1,180	4,200
Total	$239,882	$323,177	$563,059
Allowance for loan losses	$(2,148)	$(731)	$(2,879)
As of December 2024
Corporate	$29,972	$162,529	$192,501
Commercial real estate	29,789	5,016	34,805
Residential real estate	25,969	1,848	27,817
Securities-based	16,477	1,542	18,019
Other collateralized	75,107	33,536	108,643
Credit cards	21,403	78,099	99,502
Other	2,149	872	3,021
Total	$200,866	$283,442	$484,308
Allowance for loan losses	$(4,666)	$(674)	$(5,340)
In the table above, lending commitments excluded $6.27 billion as of December 2025 and $5.69 billion as of December 2024 related to issued letters of credit which are classified as guarantees in our consolidated financial statements. See Note 18 to the consolidated financial statements for further information about guarantees.
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

$ in millions	Loans	Lending Commitments	Total
As of December 2025
Corporate	$30,676	$188,698	$219,374

Industry
Consumer & Retail	10%	13%	12%
Diversified Industrials	18%	19%	19%
Financial Institutions	8%	8%	9%
Funds	5%	3%	3%
Healthcare	7%	10%	9%
Natural Resources & Utilities	7%	19%	18%
Real Estate	16%	5%	6%
Technology, Media & Telecommunications	26%	22%	23%
Other (including Special Purpose Vehicles)	3%	1%	1%
Total	100%	100%	100%

Region
Americas	66%	77%	75%
EMEA	25%	22%	22%
Asia	9%	1%	3%
Total	100%	100%	100%

Credit Quality (Credit Rating Equivalent)
AAA	–	1%	1%
AA	1%	4%	4%
A	7%	15%	14%
BBB	22%	44%	41%
BB or lower	70%	36%	40%
Total	100%	100%	100%

As of December 2024
Corporate	$29,972	$162,529	$192,501

Industry
Consumer & Retail	9%	13%	12%
Diversified Industrials	16%	20%	20%
Financial Institutions	9%	9%	9%
Funds	5%	3%	3%
Healthcare	9%	11%	11%
Natural Resources & Utilities	9%	16%	15%
Real Estate	14%	5%	6%
Technology, Media & Telecommunications	24%	22%	22%
Other (including Special Purpose Vehicles)	5%	1%	2%
Total	100%	100%	100%

Region
Americas	66%	76%	75%
EMEA	26%	22%	22%
Asia	8%	2%	3%
Total	100%	100%	100%

Credit Quality (Credit Rating Equivalent)
AAA	–	1%	1%
AA	1%	4%	4%
A	6%	17%	16%
BBB	22%	41%	37%
BB or lower	71%	37%	42%
Total	100%	100%	100%

Goldman Sachs 2025 Form 10-K	123

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

$ in millions	Loans	Lending Commitments	Total
As of December 2025
Commercial Real Estate	$37,409	$7,185	$44,594

Region
Americas	76%	75%	76%
EMEA	20%	17%	19%
Asia	4%	8%	5%
Total	100%	100%	100%

Credit Quality (Credit Rating Equivalent)
Investment-grade	68%	62%	67%
Non-investment-grade	32%	38%	33%
Total	100%	100%	100%

As of December 2024
Commercial Real Estate	$29,789	$5,016	$34,805

Region
Americas	78%	83%	78%
EMEA	18%	16%	18%
Asia	4%	1%	4%
Total	100%	100%	100%

Credit Quality (Credit Rating Equivalent)
Investment-grade	61%	61%	61%
Non-investment-grade	39%	38%	39%
Unrated	–	1%	–
Total	100%	100%	100%
In the table above, the concentration of loans and lending commitments by asset class as of December 2025 was 51% for warehouse and other indirect, 13% for multifamily, 7% for industrials, 7% for hospitality, 4% for office, 1% for mixed use and 17% for other asset classes. The concentration of loans and lending commitments by asset class as of December 2024 was 50% for warehouse and other indirect, 11% for multifamily, 7% for industrials, 5% for hospitality, 4% for office, 3% for mixed use and 20% for other asset classes.
In addition, we also have credit exposure to commercial real estate loans held for securitization of $590 million as of December 2025 and $568 million as of December 2024. Such loans are included in trading assets in our consolidated balance sheets.

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

$ in millions	Loans	Lending Commitments	Total
As of December 2025
Residential Real Estate	$31,957	$3,171	$35,128

Region
Americas	92%	69%	90%
EMEA	7%	31%	9%
Asia	1%	–	1%
Total	100%	100%	100%

Credit Quality (Credit Rating Equivalent)
Investment-grade	51%	34%	49%
Non-investment-grade	7%	33%	10%
Other metrics	42%	33%	41%
Total	100%	100%	100%

As of December 2024
Residential Real Estate	$25,969	$1,848	$27,817

Region
Americas	94%	99%	94%
EMEA	5%	–	5%
Asia	1%	1%	1%
Total	100%	100%	100%

Credit Quality (Credit Rating Equivalent)
Investment-grade	39%	38%	39%
Non-investment-grade	13%	36%	15%
Other metrics	48%	24%	46%
Unrated	–	2%	–
Total	100%	100%	100%

124	Goldman Sachs 2025 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
In the table above:
•Credit exposure included loans and lending commitments of $18.40 billion as of December 2025 and $14.35 billion as of December 2024 which are extended to clients who warehouse assets that are directly or indirectly secured by residential real estate.
•Substantially all residential real estate loans included in the other metrics category consists of loans extended to wealth management clients. As of both December 2025 and December 2024, substantially all of such loans had a loan-to-value ratio of less than 80% and were performing in accordance with the contractual terms. Additionally, as of both December 2025 and December 2024, the vast majority of such loans had a FICO credit score of greater than 740.
In addition, we also have credit exposure to residential real estate loans held for securitization of $11.62 billion as of December 2025 and $10.18 billion as of December 2024. Such loans are included in trading assets in our consolidated balance sheets.

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

$ in millions	Loans	Lending Commitments	Total
As of December 2025
Securities-based	$18,079	$784	$18,863

Region
Americas	78%	100%	79%
EMEA	22%	–	21%
Total	100%	100%	100%

Credit Quality (Credit Rating Equivalent)
Investment-grade	73%	17%	70%
Non-investment-grade	2%	–	2%
Other metrics	25%	83%	28%
Total	100%	100%	100%

As of December 2024
Securities-based	$16,477	$1,542	$18,019

Region
Americas	76%	50%	73%
EMEA	24%	50%	27%
Total	100%	100%	100%

Credit Quality (Credit Rating Equivalent)
Investment-grade	77%	63%	76%
Non-investment-grade	2%	–	2%
Other metrics	21%	37%	22%
Total	100%	100%	100%
In the table above, the vast majority of securities-based loans included in the other metrics category had a loan-to-value ratio of less than 80% and were performing in accordance with the contractual terms as of both December 2025 and December 2024.

Goldman Sachs 2025 Form 10-K	125

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

$ in millions	Loans	Lending Commitments	Total
As of December 2025
Other Collateralized	$98,999	$51,336	$150,335

Region
Americas	80%	84%	81%
EMEA	18%	15%	17%
Asia	2%	1%	2%
Total	100%	100%	100%

Credit Quality (Credit Rating Equivalent)
Investment-grade	85%	81%	84%
Non-investment-grade	14%	19%	16%
Other metrics	1%	–	–
Total	100%	100%	100%

As of December 2024
Other Collateralized	$75,107	$33,536	$108,643

Region
Americas	86%	89%	87%
EMEA	12%	10%	12%
Asia	2%	1%	1%
Total	100%	100%	100%

Credit Quality (Credit Rating Equivalent)
Investment-grade	85%	83%	84%
Non-investment-grade	14%	16%	15%
Other metrics	1%	–	–
Unrated	–	1%	1%
Total	100%	100%	100%
In the table above, credit exposure included loans and lending commitments extended to clients who warehouse assets of $34.28 billion as of December 2025 and $31.67 billion as of December 2024.

Credit Card Loans. We provide credit card loans (pursuant to revolving lines of credit) to consumers in the Americas. The credit card lines are cancellable by us and therefore do not result in credit exposure. In December 2025, we transferred the Apple Card loan portfolio of $21.26 billion ($19.74 billion after markdowns) to held for sale. See Note 9 to the consolidated financial statements for further information.
Other. Other primarily includes unsecured loans and lending commitments extended to wealth management clients and unsecured consumer loans purchased by us.
The table below presents our credit exposure from other loans and lending commitments, and the concentration by region, internally determined public rating agency equivalents and other credit metrics.

$ in millions	Loans	Lending Commitments	Total
As of December 2025
Other	$3,020	$1,180	$4,200
Region
Americas	97%	99%	98%
EMEA	3%	1%	2%
Total	100%	100%	100%
Credit Quality (Credit Rating Equivalent)
Investment-grade	90%	80%	87%
Non-investment-grade	8%	12%	9%
Other metrics	2%	–	2%
Unrated	–	8%	2%
Total	100%	100%	100%
As of December 2024
Other	$2,149	$872	$3,021
Region
Americas	96%	99%	97%
EMEA	4%	1%	3%
Total	100%	100%	100%
Credit Quality (Credit Rating Equivalent)
Investment-grade	87%	90%	87%
Non-investment-grade	8%	10%	9%
Other metrics	5%	–	4%
Total	100%	100%	100%
In the table above, other metrics primarily includes consumer and credit card loans purchased by us. Our risk assessment process for such loans includes reviewing certain key metrics, such as expected cash flows, delinquency status and other risk factors.
In addition, we also have credit exposure to other loans held for securitization of $2.14 billion as of December 2025 and $1.22 billion as of December 2024. Such loans are included in trading assets in our consolidated balance sheets.
Credit Hedges. We seek to mitigate the credit risk associated with our lending activities by obtaining credit protection on certain loans and lending commitments through credit default swaps, both single-name and index-based contracts, and through the issuance of credit-linked notes.

126	Goldman Sachs 2025 Form 10-K

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

	As of December
$ in millions	2025	2024
Securities Financing Transactions	$47,387	$39,299

Industry
Financial Institutions	43%	39%
Funds	22%	27%
Municipalities & Nonprofit	9%	10%
Sovereign	26%	24%
Total	100%	100%

Region
Americas	47%	55%
EMEA	33%	31%
Asia	20%	14%
Total	100%	100%

Credit Quality (Credit Rating Equivalent)
AAA	13%	18%
AA	30%	22%
A	42%	42%
BBB	8%	9%
BB or lower	7%	9%
Total	100%	100%
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

	As of December
$ in millions	2025	2024
Other Credit Exposures	$42,532	$48,013

Industry
Financial Institutions	85%	77%
Funds	3%	13%
Other (including Special Purpose Vehicles)	12%	10%
Total	100%	100%

Region
Americas	45%	44%
EMEA	40%	41%
Asia	15%	15%
Total	100%	100%

Credit Quality (Credit Rating Equivalent)
AAA	6%	4%
AA	46%	49%
A	25%	24%
BBB	11%	8%
BB or lower	11%	14%
Unrated	1%	1%
Total	100%	100%
The table above reflects collateral that we consider when determining credit risk.

Goldman Sachs 2025 Form 10-K	127

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
Country Exposures. The Russian invasion of Ukraine has negatively affected the global economy and increased macroeconomic uncertainty. Our total credit exposure to Ukrainian counterparties or borrowers was not material as of December 2025. Our total market exposure relating to Ukrainian issuers as of December 2025 was $123 million, and was primarily related to sovereign debt. Our credit exposure to Russian counterparties or borrowers and our market exposure to Russian issuers were not material as of December 2025. See “Risk Factors” in Part I, Item 1A of this Form 10-K for further information about our risks related to Russia’s invasion of Ukraine.
In addition, economic and/or political uncertainties in Lebanon and Venezuela have led to concerns about their financial stability. Our credit exposure to counterparties or borrowers and our market exposure to issuers relating to each of these countries was not material as of December 2025.
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
•Damage to physical assets;
•Internal fraud; and
•External fraud.
Operational Risk, which is part of our second line of defense and reports to our chief risk officer, has primary responsibility for developing and implementing a formalized framework for independently assessing, monitoring and managing operational risk to support firmwide review and challenge of our global businesses, with the goal of maintaining our exposure to operational risk at levels that are within our risk appetite.
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

128	Goldman Sachs 2025 Form 10-K

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

Goldman Sachs 2025 Form 10-K	129

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

130	Goldman Sachs 2025 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
During 2025, we did not identify any cybersecurity threats that have materially affected or are reasonably likely to materially affect our business strategy, results of operations or financial condition. Technology Risk monitors cybersecurity threats and risks from information security and cybersecurity matters on an ongoing basis, and allocates resources and directs operations in a manner designed to mitigate those risks. For example, in response to the proliferation of AI-enabled fraud and ransomware attacks that continue to be reported globally, we have emphasized phishing and cybersecurity training for our employees and allocated additional resources for business continuity. However, despite these efforts, we cannot eliminate all cybersecurity risks or provide assurances that we have not had occurrences of undetected cybersecurity incidents.
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

Goldman Sachs 2025 Form 10-K	131

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
Model Risk, which is part of our second line of defense, is independent of our model developers, model owners and model users, and reports to our chief risk officer, has primary responsibility for independently assessing, monitoring and managing our model risk by providing firmwide review and challenge across our global businesses.
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
See “Critical Accounting Policy — Fair Value — Review of Valuation Models,” “Liquidity Risk Management,” “Market Risk Management,” “Credit Risk Management” and “Operational Risk Management” for further information about our use of models within these areas.

132	Goldman Sachs 2025 Form 10-K

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
Climate-Related and Environmental Risk Management
Climate-related and environmental risks manifest in different ways across our businesses. We categorize climate-related risks into physical risk and transition risk. Physical risk is the risk that asset values may decline or operations may be disrupted as a result of changes in the climate, while transition risk is the risk that asset values may decline because of changes in climate policies or changes in the underlying economy due to decarbonization.
Oversight of climate-related and environmental risks is integrated into our risk management processes and governance structure, from our Board and its committees to our senior management. The Board and its committees, as part of their oversight, receive updates on our risk management approach to climate risk, including our approaches towards managing physical and transition risks. Senior management within Risk, in coordination with senior management in our revenue-producing units, is responsible for the development of the climate-related and environmental risk management program. The objective of this program is to integrate climate-related and environmental risks into existing risk disciplines and business considerations, such as the integration of climate risk into our credit evaluation and underwriting processes for select industries.
See “Business — Sustainability” in Part I, Item 1 and “Risk Factors” in Part I, Item 1A of this Form 10-K for information about our sustainability initiatives, including in relation to climate transition.

Goldman Sachs 2025 Form 10-K	133

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
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

134	Goldman Sachs 2025 Form 10-K

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
As of December 31, 2025, management conducted an assessment of the firm’s internal control over financial reporting based on the framework established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the firm’s internal control over financial reporting as of December 31, 2025 was effective.

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
The firm’s internal control over financial reporting as of December 31, 2025 has been audited by PricewaterhouseCoopers LLP (PCAOB ID 238), an independent registered public accounting firm, as stated in its report appearing below, which expresses an unqualified opinion on the effectiveness of the firm’s internal control over financial reporting as of December 31, 2025.

Goldman Sachs 2025 Form 10-K	135

Report of Independent Registered Public
Accounting Firm
To the Board of Directors and Shareholders of The Goldman Sachs Group, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of The Goldman Sachs Group, Inc. and its subsidiaries (the Company) as of December 31, 2025 and 2024, and the related consolidated statements of earnings, of comprehensive income, of changes in shareholders’ equity and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the COSO.

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

136	Goldman Sachs 2025 Form 10-K

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
Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of Certain Level 3 Hybrid Financial Instruments
As described in Notes 4 and 5 to the consolidated financial statements, as of December 31, 2025, the Company had unsecured long-term borrowings of $15.8 billion and unsecured short-term borrowings of $7.7 billion accounted for at fair value and classified in level 3 of the fair value hierarchy, a significant portion of which are hybrid financial instruments. The significant unobservable inputs used to value certain level 3 hybrid financial instruments include volatility, correlation and credit spreads, which primarily relate to the embedded derivative component of these long-term and short-term unsecured borrowings.
The principal considerations for our determination that performing procedures relating to the valuation of certain level 3 hybrid financial instruments is a critical audit matter are (i) the significant judgment by management when developing the valuation of certain level 3 hybrid financial instruments, (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence related to the significant unobservable input related to correlation and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the valuation of certain level 3 hybrid financial instruments, including controls over the significant unobservable input related to correlation. These procedures also included, among others (i) testing the completeness and accuracy of certain data provided by management and (ii) the involvement of professionals with specialized skill and knowledge to assist in evaluating the reasonableness of management’s estimate by (a) developing an independent range of prices for a sample of certain level 3 hybrid financial instruments using independently developed assumptions, and (b) comparing the independent range of prices to management’s estimate.
/s/ PricewaterhouseCoopers LLP
New York, New York
February 25, 2026
We have served as the Company’s auditor since 1922.

Goldman Sachs 2025 Form 10-K	137

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Earnings

	Year Ended December
in millions, except per share amounts	2025	2024	2023
Revenues
Investment banking	$9,348	$7,738	$6,218
Investment management	11,749	10,596	9,532
Commissions and fees	4,042	4,086	3,789
Market making	17,993	18,390	18,238
Other principal transactions	1,592	4,646	2,126
Total non-interest revenues	44,724	45,456	39,903

Interest income	80,373	81,397	68,515
Interest expense	66,814	73,341	62,164
Net interest income	13,559	8,056	6,351
Total net revenues	58,283	53,512	46,254
Provision for credit losses	(1,113)	1,348	1,028
Operating expenses
Compensation and benefits	18,906	16,706	15,499
Transaction based	7,997	6,724	5,698
Market development	710	646	629
Communications and technology	2,170	1,991	1,919
Depreciation and amortization	2,182	2,392	4,856
Occupancy	958	973	1,053
Professional fees	1,770	1,652	1,623
Other expenses	2,851	2,683	3,210
Total operating expenses	37,544	33,767	34,487

Pre-tax earnings	21,852	18,397	10,739
Provision for taxes	4,676	4,121	2,223
Net earnings	17,176	14,276	8,516
Preferred stock dividends	876	751	609
Net earnings applicable to common shareholders	$16,300	$13,525	$7,907

Earnings per common share
Basic	$51.95	$41.07	$23.05
Diluted	$51.32	$40.54	$22.87

Average common shares
Basic	312.7	328.1	340.8
Diluted	317.6	333.6	345.8

Consolidated Statements of Comprehensive Income

	Year Ended December
$ in millions	2025	2024	2023
Net earnings	$17,176	$14,276	$8,516
Other comprehensive income/(loss) adjustments, net of tax:
Currency translation	11	32	(62)
Debt valuation adjustment	(676)	(263)	(1,015)
Pension and postretirement liabilities	32	47	(76)
Available-for-sale securities	1,075	401	1,245
Cash flow hedges	–	(1)	–
Other comprehensive income	442	216	92
Comprehensive income	$17,618	$14,492	$8,608

The accompanying notes are an integral part of these consolidated financial statements.

138	Goldman Sachs 2025 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	As of December
$ in millions	2025	2024
Assets
Cash and cash equivalents	$164,259	$182,092
Collateralized agreements:
Securities purchased under agreements to resell (includes $126,007 and $179,793 at fair value)	126,007	180,062
Securities borrowed (includes $51,581 and $46,902 at fair value)	208,208	194,645
Customer and other receivables (includes $315 and $23 at fair value)	185,842	133,717
Trading assets (at fair value and includes $158,641 and $148,417 pledged as collateral)	656,796	570,555
Investments:
Available-for-sale securities (at fair value; amortized cost of $99,116 and $80,777)	99,244	79,458
Held-to-maturity securities	69,193	78,713
Other investments (includes $24,938 and $25,284 at fair value)	25,825	26,343
Loans (net of allowance of $2,148 and $4,666, and includes $4,905 and $5,460 at fair value)	237,734	196,200
Other assets (includes $180 and $194 at fair value)	36,212	34,187
Total assets	$1,809,320	$1,675,972

Liabilities and shareholders’ equity
Deposits (includes $76,569 and $44,855 at fair value)	$501,422	$433,013
Collateralized financings:
Securities sold under agreements to repurchase (at fair value)	223,384	274,380
Securities loaned (includes $11,995 and $10,246 at fair value)	53,644	56,060
Other secured financings (includes $27,833 and $27,985 at fair value)	28,021	28,150
Customer and other payables	231,865	223,255
Trading liabilities (at fair value)	262,552	202,555
Unsecured short-term borrowings (includes $59,758 and $50,367 at fair value)	70,459	69,709
Unsecured long-term borrowings (includes $112,683 and $89,189 at fair value)	285,500	242,634
Other liabilities (includes $111 and $84 at fair value)	27,501	24,220
Total liabilities	1,684,348	1,553,976
Commitments, contingencies and guarantees
Shareholders’ equity
Preferred stock; aggregate liquidation preference of $15,153 and $13,253	15,153	13,253
Common stock; 931,995,446 and 927,499,667 shares issued, and 296,476,742 and 310,653,708 shares outstanding	9	9
Share-based awards	5,795	5,148
Nonvoting common stock; no shares issued and outstanding	–	–
Additional paid-in capital	61,906	61,376
Retained earnings	165,288	153,412
Accumulated other comprehensive loss	(2,260)	(2,702)
Stock held in treasury, at cost; 635,518,706 and 616,845,961 shares	(120,919)	(108,500)
Total shareholders’ equity	124,972	121,996
Total liabilities and shareholders’ equity	$1,809,320	$1,675,972

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs 2025 Form 10-K	139

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Shareholders’ Equity

	Year Ended December
$ in millions	2025	2024	2023
Preferred stock
Beginning balance	$13,253	$11,203	$10,703
Issued	1,900	4,250	1,500
Redeemed	–	(2,200)	(1,000)
Ending balance	15,153	13,253	11,203
Common stock
Beginning balance	9	9	9
Issued	–	–	–
Ending balance	9	9	9
Share-based awards
Beginning balance	5,148	5,121	5,696
Issuance and amortization of share-based awards	3,513	2,741	2,098
Delivery of common stock underlying share-based awards	(2,730)	(2,483)	(2,504)
Forfeiture of share-based awards	(136)	(231)	(169)
Ending balance	5,795	5,148	5,121
Additional paid-in capital
Beginning balance	61,376	60,247	59,050
Delivery of common stock underlying share-based awards	2,693	2,476	2,549
Cancellation of share-based awards in satisfaction of withholding tax requirements	(2,156)	(1,331)	(1,345)
Preferred stock issuance costs	(5)	10	5
Other	(2)	(26)	(12)
Ending balance	61,906	61,376	60,247
Retained earnings
Beginning balance	153,412	143,688	139,372
Net earnings	17,176	14,276	8,516
Dividends and dividend equivalents declared on common stock and share-based awards	(4,424)	(3,801)	(3,591)
Dividends declared on preferred stock	(876)	(717)	(599)
Preferred stock redemption premium	–	(34)	(10)
Ending balance	165,288	153,412	143,688
Accumulated other comprehensive income/(loss)
Beginning balance	(2,702)	(2,918)	(3,010)
Other comprehensive income	442	216	92
Ending balance	(2,260)	(2,702)	(2,918)
Stock held in treasury, at cost
Beginning balance	(108,500)	(100,445)	(94,631)
Repurchased	(12,360)	(8,000)	(5,796)
Reissued	39	33	29
Other	(98)	(88)	(47)
Ending balance	(120,919)	(108,500)	(100,445)
Total shareholders’ equity	$124,972	$121,996	$116,905

The accompanying notes are an integral part of these consolidated financial statements.

140	Goldman Sachs 2025 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Year Ended December
$ in millions	2025	2024	2023
Cash flows from operating activities
Net earnings	$17,176	$14,276	$8,516
Adjustments to reconcile net earnings to net cash used for operating activities:
Depreciation and amortization	2,182	2,392	4,856
Deferred income taxes	204	(800)	(1,360)
Share-based compensation	3,445	2,663	2,085
Provision for credit losses	(1,113)	1,348	1,028
Changes in operating assets and liabilities:
Customer and other receivables and payables, net	(43,206)	(8,367)	(28,219)
Collateralized transactions (excluding other secured financings), net	(12,891)	68,582	160,227
Trading assets	(69,866)	(86,991)	(163,807)
Trading liabilities	57,560	(212)	5,751
Loans held for sale, net	(504)	537	1,635
Other, net	1,859	(6,640)	(3,299)
Net cash used for operating activities	(45,154)	(13,212)	(12,587)
Cash flows from investing activities
Purchase of property, leasehold improvements and equipment	(2,064)	(2,091)	(2,316)
Proceeds from sales of property, leasehold improvements and equipment	803	1,613	3,278
Net cash received from business dispositions	1,536	3,622	487
Available-for-sale securities:
Purchases	(77,429)	(60,852)	(9,185)
Proceeds from sales	61,325	19,005	3,161
Proceeds from paydowns and maturities	43	12,809	8,130
Held-to-maturity securities:
Purchases	(11,279)	(23,018)	(26,238)
Proceeds from paydowns and maturities	21,687	15,549	8,604
Other investments:
Purchases	(9,392)	(8,226)	(4,833)
Proceeds from sales, paydowns and maturities	9,892	9,010	6,953
Loans (excluding loans held for sale), net	(39,349)	(17,045)	(5,353)
Net cash used for investing activities	(44,227)	(49,624)	(17,312)
Cash flows from financing activities
Unsecured short-term borrowings, net	2,988	934	2,050
Other secured financings (short-term), net	(3,877)	13,707	673
Proceeds from issuance of other secured financings (long-term)	6,510	5,243	3,047
Repayment of other secured financings (long-term), including the current portion	(3,331)	(2,036)	(3,570)
Proceeds from issuance of unsecured long-term borrowings	88,196	67,252	47,153
Repayment of unsecured long-term borrowings, including the current portion	(71,502)	(74,519)	(54,066)
Derivative contracts with a financing element, net	2,313	2,390	3,280
Deposits, net	62,783	5,894	39,723
Preferred stock redemption	–	(2,200)	(1,000)
Common stock repurchased	(12,360)	(8,000)	(5,796)
Settlement of share-based awards in satisfaction of withholding tax requirements	(2,156)	(1,331)	(1,345)
Dividends and dividend equivalents paid on common stock, preferred stock and share-based awards	(5,277)	(4,497)	(4,189)
Proceeds from issuance of preferred stock, net of issuance costs	1,895	4,239	1,496
Other financing, net	(82)	247	344
Net cash provided by financing activities	66,100	7,323	27,800
Effect of exchange rate changes on cash and cash equivalents	5,448	(3,972)	1,851
Net decrease in cash and cash equivalents	(17,833)	(59,485)	(248)
Cash and cash equivalents, beginning balance	182,092	241,577	241,825
Cash and cash equivalents, ending balance	$164,259	$182,092	$241,577

Supplemental disclosures:
Cash payments for interest, net of capitalized interest	$65,494	$72,623	$60,026
Cash payments for income taxes, net	$3,990	$3,673	$2,389
See Notes 9, 12 and 16 for information about non-cash activities. See Note 24 for further information about cash payments for income taxes for 2025.

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs 2025 Form 10-K	141

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
Beginning with the fourth quarter of 2025, the firm made certain changes to its segments as the firm continued to narrow its strategic focus with respect to consumer-related activities within Platform Solutions. Prior periods are presented on a comparable basis.
The firm manages and reports its activities in the following three business segments:
Global Banking & Markets
The firm provides a broad range of services to a diverse group of corporations, financial institutions, investment funds and governments. Services include strategic advisory assignments with respect to mergers and acquisitions, divestitures, corporate defense activities, restructurings and spin-offs, and equity and debt underwriting of public offerings and private placements. The firm facilitates client transactions and makes markets in fixed income, equity, currency and commodity products. In addition, the firm makes markets in and clears institutional client transactions on major stock, options and futures exchanges worldwide and provides prime financing (including securities lending, margin lending and swaps), portfolio financing and other types of equity financing (including securities-based loans to individuals). The firm also provides lending to corporate clients, including through relationship lending and acquisition financing, and secured lending, through structured mortgage and other asset-backed lending. In addition, the firm provides financing through securities purchased under agreements to resell (resale agreements) and other financing (including commodity financing to clients through structured transactions, facilitating institutional primary loans for syndication and providing structured letters of credit to corporate clients). Additionally, the firm provides transaction banking services, such as deposit taking, payments solutions and other cash management services, for corporate and institutional clients. The firm also makes investments related to Global Banking & Markets activities.

Asset & Wealth Management
The firm manages assets and offers investment products across all major asset classes to a diverse set of clients, both institutional and individuals, including through a network of third-party distributors around the world. The firm also provides investing and wealth advisory solutions, including financial planning and counseling, and executing brokerage transactions for wealth management clients. The firm issues loans to wealth management clients and raises deposits through its consumer banking digital platform, Marcus by Goldman Sachs (Marcus), and through its private bank. The firm invests in public and private equity securities, debt securities and loans, related to corporate, real estate and infrastructure assets. The firm also makes investments through consolidated investment entities (CIEs), substantially all of which are engaged in real estate investment activities.
Platform Solutions
The firm issues credit cards through a partnership arrangement with Apple Inc. and raises deposits from Apple Card customers. In December 2025, the firm entered into an agreement to transition the Apple Card program to another issuer. During 2025, the firm sold the GM credit card program to another issuer. See Note 9 for further information about the Apple Card program.

142	Goldman Sachs 2025 Form 10-K

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
All references to 2025, 2024 and 2023 refer to the firm’s years ended, or the dates, as the context requires, December 31, 2025, December 31, 2024 and December 31, 2023, respectively. Any reference to a future year refers to a year ending on December 31 of that year. Certain reclassifications have been made to previously reported amounts to conform to the current presentation.

Note 3.
Significant Accounting Policies
The firm's significant accounting policies are either described below or included in the following footnotes:

Fair Value Measurements	Note 4
Fair Value Hierarchy	Note 5
Trading Assets and Liabilities	Note 6
Derivatives and Hedging Activities	Note 7
Investments	Note 8
Loans	Note 9
Fair Value Option	Note 10
Collateralized Agreements and Financings	Note 11
Other Assets	Note 12
Deposits	Note 13
Unsecured Borrowings	Note 14
Other Liabilities	Note 15
Securitization Activities	Note 16
Variable Interest Entities	Note 17
Commitments, Contingencies and Guarantees	Note 18
Shareholders’ Equity	Note 19
Regulation and Capital Adequacy	Note 20
Earnings Per Common Share	Note 21
Transactions with Affiliated Funds	Note 22
Interest Income and Interest Expense	Note 23
Income Taxes	Note 24
Business Segments	Note 25
Credit Concentrations	Note 26
Legal Proceedings	Note 27
Employee Benefit Plans	Note 28
Employee Incentive Plans	Note 29
Parent Company	Note 30

Goldman Sachs 2025 Form 10-K	143

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

144	Goldman Sachs 2025 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Revenue from Contracts with Clients. The firm recognizes revenue earned from contracts with clients for services, such as investment banking, investment management, and execution and clearing (contracts with clients), when the performance obligations related to the underlying transaction are completed.
Revenues from contracts with clients represent approximately 50% of total non-interest revenues for 2025 (including approximately 85% of investment banking revenues, approximately 95% of investment management revenues and all commissions and fees), and approximately 45% of total non-interest revenues for both 2024 and 2023 (including approximately 85% of investment banking revenues, approximately 95% of investment management revenues and all commissions and fees). See Note 25 for information about net revenues by business segment.
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

Goldman Sachs 2025 Form 10-K	145

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
The firm is able to determine the future revenues associated with management fees calculated based on committed capital. As of December 2025, substantially all future net revenues associated with such remaining performance obligations will be recognized through 2034. Annual revenues associated with such performance obligations average less than $350 million through 2034.
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
Cash and Cash Equivalents
The firm defines cash equivalents as highly liquid overnight deposits held in the ordinary course of business. Cash and cash equivalents included cash and due from banks of $6.52 billion as of December 2025 and $5.36 billion as of December 2024. Cash and cash equivalents also included interest-bearing deposits with banks of $157.74 billion as of December 2025 and $176.73 billion as of December 2024.
The firm segregates cash for regulatory and other purposes related to client activity. Cash and cash equivalents segregated for regulatory and other purposes were $14.80 billion as of December 2025 and $14.84 billion as of December 2024. In addition, the firm segregates securities for regulatory and other purposes related to client activity. See Note 11 for further information about segregated securities.
Customer and Other Receivables
Customer and other receivables included receivables from customers and counterparties of $125.00 billion as of December 2025 and $92.88 billion as of December 2024, and receivables from brokers, dealers and clearing organizations of $60.84 billion as of December 2025 and $40.84 billion as of December 2024. Such receivables primarily consist of customer margin loans, collateral posted in connection with certain derivative transactions, and receivables resulting from unsettled transactions.
Substantially all of these receivables are accounted for at amortized cost net of any allowance for credit losses, which generally approximates fair value. As these receivables are not accounted for at fair value, they are not included in the firm’s fair value hierarchy in Notes 4 and 5. Had these receivables been included in the firm’s fair value hierarchy, substantially all would have been classified in level 2 as of both December 2025 and December 2024. See Note 10 for further information about customer and other receivables accounted for at fair value under the fair value option. Interest on customer and other receivables is recognized over the life of the transaction and included in interest income.
Customer and other receivables includes receivables from contracts with clients and contract assets. Contract assets represent the firm’s right to receive consideration for services provided in connection with its contracts with clients for which collection is conditional and not merely subject to the passage of time. The firm’s receivables from contracts with clients were $4.16 billion as of December 2025 and $4.08 billion as of December 2024. As of both December 2025 and December 2024, contract assets were not material.

146	Goldman Sachs 2025 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Customer and Other Payables
Customer and other payables included payables to customers and counterparties of $224.46 billion as of December 2025 and $217.15 billion as of December 2024, and payables to brokers, dealers and clearing organizations of $7.41 billion as of December 2025 and $6.11 billion as of December 2024. Such payables primarily consist of customer credit balances related to the firm’s prime brokerage activities. Customer and other payables are accounted for at cost plus accrued interest, which generally approximates fair value. As these payables are not accounted for at fair value, they are not included in the firm’s fair value hierarchy in Notes 4 and 5. Had these payables been included in the firm’s fair value hierarchy, substantially all would have been classified in level 2 as of both December 2025 and December 2024. Interest on customer and other payables is recognized over the life of the transaction and included in interest expense.
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

Goldman Sachs 2025 Form 10-K	147

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

Improvements to Income Tax Disclosures (ASC 740). In December 2023, the FASB issued ASU No. 2023-09, “Improvements to Income Tax Disclosures.” This ASU requires incremental disclosures primarily related to the reconciliation of the statutory tax rate to the effective tax rate, as well as income taxes paid. This ASU became effective for the firm for annual periods beginning in January 2025, and the firm elected to apply it under a prospective approach. Since this ASU only requires additional disclosures, adoption of this ASU did not have an impact on the firm’s financial condition, results of operations or cash flows.
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

148	Goldman Sachs 2025 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Measurement of Credit Losses for Accounts Receivable and Contract Assets (ASC 326). In July 2025, the FASB issued ASU No. 2025-05, “Measurement of Credit Losses for Accounts Receivable and Contract Assets.” This ASU simplifies the estimation of credit losses on accounts receivable and contract assets arising from transactions accounted for under ASC 606, “Revenue from Contracts with Customers,” by providing companies an option to assume that the conditions as of the balance sheet date will remain unchanged for the remaining life of these assets while estimating expected credit losses. This ASU is effective for the firm beginning in January 2026 under a prospective approach. Adoption of this ASU will not have a material impact on the firm’s financial condition, results of operations or cash flows.
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
Financial Instruments — Credit Losses: Purchased Loans (ASC 326). In November 2025, the FASB issued ASU No. 2025-08, “Financial Instruments — Credit Losses (Topic 326) — Purchased Loans.” This ASU expands the recognition model currently in place for purchased financial assets with significant credit deterioration to certain purchased seasoned loans. This ASU is effective for the firm beginning in January 2027 under a prospective approach. Early adoption is permitted. Adoption of this ASU is not expected to have a material impact on the firm’s financial condition, results of operations or cash flows.
Improvements to Hedge Accounting (ASC 815). In November 2025, the FASB issued ASU No. 2025-09, “Hedge Accounting Improvements.” This ASU better aligns hedge accounting with the entity's risk management activities. This ASU expands on hedge accounting guidance for both financial and nonfinancial risk components and aligns the recognition and presentation of the effects of the hedging instruments and the hedged items in the financial statements. This ASU is effective for the firm beginning in January 2027 under a prospective approach. Early adoption is permitted. Adoption of this ASU is not expected to have a material impact on the firm’s financial condition, results of operations or cash flows.

Goldman Sachs 2025 Form 10-K	149

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

The table below presents financial assets and liabilities carried at fair value.

	As of December
$ in millions	2025	2024
Total level 1 financial assets	$515,386	$436,298
Total level 2 financial assets	473,090	497,514
Total level 3 financial assets	20,324	20,358
Investments in funds at NAV	1,739	2,547
Counterparty and cash collateral netting	(46,573)	(49,048)
Total financial assets at fair value	$963,966	$907,669

Total assets	$1,809,320	$1,675,972

Total level 3 financial assets divided by:
Total assets	1.1%	1.2%
Total financial assets at fair value	2.1%	2.2%

Total level 1 financial liabilities	$140,556	$100,350
Total level 2 financial liabilities	648,454	611,340
Total level 3 financial liabilities	32,130	25,721
Counterparty and cash collateral netting	(46,255)	(37,750)
Total financial liabilities at fair value	$774,885	$699,661

Total liabilities	$1,684,348	$1,553,976

Total level 3 financial liabilities divided by:
Total liabilities	1.9%	1.7%
Total financial liabilities at fair value	4.1%	3.7%
In the table above:
•Counterparty netting among positions classified in the same level is included in that level.
•Counterparty and cash collateral netting represents the impact on derivatives of netting across levels.
The table below presents a summary of level 3 financial assets.

	As of December
$ in millions	2025	2024
Trading assets:
Trading cash instruments	$904	$1,213
Derivatives	4,283	4,126
Investments	14,411	14,142
Loans	546	683
Other assets	180	194
Total	$20,324	$20,358
Level 3 financial assets as of December 2025 were essentially unchanged compared with December 2024. See Note 5 for further information about level 3 financial assets (including information about unrealized gains and losses related to level 3 financial assets and transfers into and out of level 3).

150	Goldman Sachs 2025 Form 10-K

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

Goldman Sachs 2025 Form 10-K	151

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

152	Goldman Sachs 2025 Form 10-K

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

Goldman Sachs 2025 Form 10-K	153

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
Unsecured Short- and Long-Term Borrowings. The significant inputs to the valuation of unsecured short- and long-term borrowings include the amount and timing of expected future cash flows, interest rates, volatility, the credit spreads of the firm and commodity prices for prepaid commodity transactions. The inputs used to value the embedded derivative component of hybrid financial instruments are consistent with the inputs used to value the firm’s other derivative instruments described above. See Note 7 for further information about derivatives and Note 14 for further information about borrowings.
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

154	Goldman Sachs 2025 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 5.
Fair Value Hierarchy
Financial assets and liabilities at fair value includes trading cash instruments, derivatives, and certain investments, loans and other financial assets and liabilities at fair value.
Trading Cash Instruments
Fair Value by Level. The table below presents trading cash instruments by level within the fair value hierarchy.

$ in millions	Level 1	Level 2	Level 3	Total
As of December 2025
Assets
Government and agency obligations:
U.S.	$158,405	$73,208	$–	$231,613
Non-U.S.	67,538	36,349	11	103,898
Loans and securities backed by:
Commercial real estate	–	1,659	63	1,722
Residential real estate	–	12,684	92	12,776
Corporate debt instruments	213	50,521	484	51,218
State and municipal obligations	–	377	2	379
Other debt obligations	1,526	3,534	90	5,150
Equity securities	189,231	1,593	162	190,986
Commodities	–	6,101	–	6,101
Total	$416,913	$186,026	$904	$603,843

Liabilities
Government and agency obligations:
U.S.	$(23,172)	$(15)	$–	$(23,187)
Non-U.S.	(49,628)	(4,014)	(3)	(53,645)
Loans and securities backed by:
Commercial real estate	–	(41)	–	(41)
Residential real estate	–	(18)	–	(18)
Corporate debt instruments	(307)	(32,597)	(101)	(33,005)
Other debt obligations	–	(133)	–	(133)
Equity securities	(67,429)	(2)	(15)	(67,446)
Commodities	–	(672)	–	(672)
Total	$(140,536)	$(37,492)	$(119)	$(178,147)

As of December 2024
Assets
Government and agency obligations:
U.S.	$169,121	$66,958	$–	$236,079
Non-U.S.	44,427	25,071	41	69,539
Loans and securities backed by:
Commercial real estate	–	1,450	38	1,488
Residential real estate	–	11,364	57	11,421
Corporate debt instruments	172	46,739	728	47,639
State and municipal obligations	–	529	–	529
Other debt obligations	1	2,236	95	2,332
Equity securities	141,821	1,143	242	143,206
Commodities	–	10,971	12	10,983
Total	$355,542	$166,461	$1,213	$523,216

Liabilities
Government and agency obligations:
U.S.	$(21,181)	$(52)	$–	$(21,233)
Non-U.S.	(37,466)	(3,283)	(3)	(40,752)
Loans and securities backed by:
Commercial real estate	–	(32)	(1)	(33)
Residential real estate	–	(20)	–	(20)
Corporate debt instruments	(75)	(23,755)	(52)	(23,882)
Other debt obligations	–	(72)	–	(72)
Equity securities	(41,528)	(12)	(19)	(41,559)
Commodities	–	(24)	–	(24)
Total	$(100,250)	$(27,250)	$(75)	$(127,575)

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

	As of December 2025		As of December 2024
$ in millions	Amount or Range	Weighted Average	Amount or Range	Weighted Average
Loans and securities backed by real estate
Level 3 assets	$155		$95
Yield	3.1% to 45.1%	10.6%	7.2% to 24.3%	11.5%
Recovery rate	22.3% to 62.5%	36.5%	23.3% to 69.2%	50.9%
Duration (years)	0.3 to 9.0	3.4	1.9 to 12.1	3.7
Corporate debt instruments
Level 3 assets	$484		$728
Yield	2.1% to 18.0%	8.0%	3.0% to 35.9%	13.0%
Recovery rate	4.1% to 72.0%	32.3%	6.8% to 69.0%	53.6%
Duration (years)	2.3 to 14.7	3.9	1.6 to 3.3	2.3
Other
Level 3 assets	$265		$390
Yield	8.4% to 30.0%	17.5%	4.7% to 37.9%	15.2%
Duration (years)	0.2 to 8.7	2.6	1.5 to 3.5	2.4

Goldman Sachs 2025 Form 10-K	155

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
•Increases in yield or duration used in the valuation of level 3 trading cash instruments would have resulted in a lower fair value measurement, while an increase in recovery rate would have resulted in a higher fair value measurement as of both December 2025 and December 2024. Due to the distinctive nature of each level 3 trading cash instrument, the interrelationship of inputs is not necessarily uniform within each product type.
•Trading cash instruments are valued using discounted cash flows.

Level 3 Rollforward. The table below presents a summary of the changes in fair value for level 3 trading cash instruments.

	Year Ended December
$ in millions	2025	2024
Assets
Beginning balance	$1,213	$1,791
Net realized gains/(losses)	104	161
Net unrealized gains/(losses)	(11)	7
Purchases	455	512
Sales	(356)	(618)
Settlements	(498)	(382)
Transfers into level 3	119	222
Transfers out of level 3	(122)	(480)
Ending balance	$904	$1,213

Liabilities
Beginning balance	$(75)	$(78)
Net realized gains/(losses)	4	4
Net unrealized gains/(losses)	(4)	(25)
Purchases	42	57
Sales	(77)	(43)
Settlements	1	1
Transfers into level 3	(16)	(9)
Transfers out of level 3	6	18
Ending balance	$(119)	$(75)
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

156	Goldman Sachs 2025 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The table below presents information, by product type, for assets included in the summary table above.

	Year Ended December
$ in millions	2025	2024
Loans and securities backed by real estate
Beginning balance	$95	$144
Net realized gains/(losses)	5	18
Net unrealized gains/(losses)	4	(11)
Purchases	57	37
Sales	(8)	(33)
Settlements	(10)	(28)
Transfers into level 3	44	6
Transfers out of level 3	(32)	(38)
Ending balance	$155	$95

Corporate debt instruments
Beginning balance	$728	$1,415
Net realized gains/(losses)	88	87
Net unrealized gains/(losses)	6	2
Purchases	281	253
Sales	(219)	(389)
Settlements	(442)	(327)
Transfers into level 3	60	116
Transfers out of level 3	(18)	(429)
Ending balance	$484	$728

Other
Beginning balance	$390	$232
Net realized gains/(losses)	11	56
Net unrealized gains/(losses)	(21)	16
Purchases	117	222
Sales	(129)	(196)
Settlements	(46)	(27)
Transfers into level 3	15	100
Transfers out of level 3	(72)	(13)
Ending balance	$265	$390
In the table above, other includes government and agency obligations, state and municipal obligations, other debt obligations, equity securities and commodities.
Level 3 Rollforward Commentary for the Year Ended December 2025. The net realized and unrealized gains on level 3 trading cash instrument assets of $93 million (reflecting $104 million of net realized gains and $11 million of net unrealized losses) for 2025 included gains of $14 million reported in market making and $79 million reported in interest income.
The drivers of the net unrealized losses on level 3 trading cash instrument assets for 2025 were not material.
The drivers of both transfers into and transfers out of level 3 trading cash instrument assets during 2025 were not material.

Level 3 Rollforward Commentary for the Year Ended December 2024. The net realized and unrealized gains on level 3 trading cash instrument assets of $168 million (reflecting $161 million of net realized gains and $7 million of net unrealized gains) for 2024 included gains of $100 million reported in market making and $68 million reported in interest income.
The drivers of the net unrealized gains on level 3 trading cash instrument assets for 2024 were not material.
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

Goldman Sachs 2025 Form 10-K	157

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Derivatives
Fair Value by Level. The table below presents derivatives on a gross basis by level and product type, as well as the impact of netting.

$ in millions	Level 1	Level 2	Level 3	Total
As of December 2025
Assets
Interest rates	$6	$161,089	$618	$161,713
Credit	–	11,305	2,470	13,775
Currencies	–	79,714	80	79,794
Commodities	–	16,151	949	17,100
Equities	5	86,643	1,050	87,698
Gross fair value	11	354,902	5,167	360,080
Counterparty netting in levels	–	(259,670)	(884)	(260,554)
Subtotal	$11	$95,232	$4,283	$99,526
Cross-level counterparty netting				(621)
Cash collateral netting				(45,952)
Net fair value				$52,953

Liabilities
Interest rates	$(11)	$(121,455)	$(722)	$(122,188)
Credit	–	(13,296)	(839)	(14,135)
Currencies	–	(83,756)	(58)	(83,814)
Commodities	–	(19,302)	(214)	(19,516)
Equities	(9)	(147,803)	(3,749)	(151,561)
Gross fair value	(20)	(385,612)	(5,582)	(391,214)
Counterparty netting in levels	–	259,670	884	260,554
Subtotal	$(20)	$(125,942)	$(4,698)	$(130,660)
Cross-level counterparty netting				621
Cash collateral netting				45,634
Net fair value				$(84,405)

As of December 2024
Assets
Interest rates	$102	$156,054	$580	$156,736
Credit	–	9,249	2,188	11,437
Currencies	–	114,500	174	114,674
Commodities	–	12,134	1,192	13,326
Equities	136	79,301	742	80,179
Gross fair value	238	371,238	4,876	376,352
Counterparty netting in levels	–	(279,215)	(750)	(279,965)
Subtotal	$238	$92,023	$4,126	$96,387
Cross-level counterparty netting				(947)
Cash collateral netting				(48,101)
Net fair value				$47,339

Liabilities
Interest rates	$(92)	$(124,235)	$(692)	$(125,019)
Credit	–	(9,060)	(970)	(10,030)
Currencies	–	(114,488)	(127)	(114,615)
Commodities	–	(14,111)	(414)	(14,525)
Equities	(8)	(126,650)	(1,848)	(128,506)
Gross fair value	(100)	(388,544)	(4,051)	(392,695)
Counterparty netting in levels	–	279,215	750	279,965
Subtotal	$(100)	$(109,329)	$(3,301)	$(112,730)
Cross-level counterparty netting				947
Cash collateral netting				36,803
Net fair value				$(74,980)

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

	As of December 2025		As of December 2024
$ in millions, except inputs	Amount or Range	Average/ Median	Amount or Range	Average/ Median
Interest rates, net	$(104)		$(112)
Correlation	(10)% to 95%	34%/25%	(10)% to 95%	60%/72%
Volatility (bps)	31 to 151	69/57	31 to 101	63/59
Credit, net	$1,631		$1,218
Credit spreads (bps)	9 to 1,065	135/106	8 to 1,328	134/91
Upfront credit points	0 to 100	19/10	(10) to 100	24/14
Recovery rates	25% to 60%	43%/40%	20% to 70%	46%/50%
Currencies, net	$22		$47
Correlation	0% to 70%	21%/3%	20% to 68%	34%/23%
Volatility	17% to 18%	17%/17%	17% to 17%	17%/17%
Commodities, net	$735		$778
Volatility	20% to 101%	35%/30%	21% to 120%	37%/33%
Natural gas spread	$(4.27) to $2.19	$(0.40)/$(0.33)	$(2.82) to $3.76	$(0.14)/ $(0.16)
Oil spread	N/A	N/A	$(6.42) to $22.10	$1.77/ $(3.80)
Electricity price	$2.98 to $489.82	$57.43/$35.57	$1.89 to $587.75	$52.18/ $32.68
Equities, net	$(2,699)		$(1,106)
Correlation	(70)% to 100%	58%/60%	(75)% to 100%	56%/52%
Volatility	2% to 102%	14%/9%	2% to 101%	15%/12%
In the table above:
•Assets are shown as positive amounts and liabilities are shown as negative amounts.
•Ranges represent the significant unobservable inputs that were used in the valuation of each type of derivative.

158	Goldman Sachs 2025 Form 10-K

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
•Oil spread represents the spread per barrel of oil and refined products. Oil spread was not significant to the valuation of level 3 commodity derivatives as of December 2025.
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

Goldman Sachs 2025 Form 10-K	159

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Level 3 Rollforward. The table below presents a summary of the changes in fair value for level 3 derivatives.

	Year Ended December
$ in millions	2025	2024
Total level 3 derivatives, net
Beginning balance	$825	$810
Net realized gains/(losses)	(467)	(129)
Net unrealized gains/(losses)	(1,231)	25
Purchases	564	480
Sales	(833)	(885)
Settlements	531	573
Transfers into level 3	157	(25)
Transfers out of level 3	39	(24)
Ending balance	$(415)	$825
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
The table below presents information, by product type, for derivatives included in the summary table above.

	Year Ended December
$ in millions	2025	2024
Interest rates, net
Beginning balance	$(112)	$(439)
Net realized gains/(losses)	(67)	21
Net unrealized gains/(losses)	318	63
Purchases	14	4
Sales	(266)	(29)
Settlements	46	290
Transfers into level 3	(59)	(36)
Transfers out of level 3	22	14
Ending balance	$(104)	$(112)

Credit, net
Beginning balance	$1,218	$1,650
Net realized gains/(losses)	148	94
Net unrealized gains/(losses)	85	9
Purchases	38	85
Sales	–	(74)
Settlements	(123)	(354)
Transfers into level 3	268	79
Transfers out of level 3	(3)	(271)
Ending balance	$1,631	$1,218

Currencies, net
Beginning balance	$47	$42
Net realized gains/(losses)	(52)	(27)
Net unrealized gains/(losses)	(45)	1
Purchases	3	44
Sales	(5)	(9)
Settlements	81	(45)
Transfers into level 3	(4)	3
Transfers out of level 3	(3)	38
Ending balance	$22	$47

Commodities, net
Beginning balance	$778	$628
Net realized gains/(losses)	(113)	(340)
Net unrealized gains/(losses)	11	91
Purchases	16	192
Sales	(7)	(27)
Settlements	69	57
Transfers into level 3	3	14
Transfers out of level 3	(22)	163
Ending balance	$735	$778

Equities, net
Beginning balance	$(1,106)	$(1,071)
Net realized gains/(losses)	(383)	123
Net unrealized gains/(losses)	(1,600)	(139)
Purchases	493	155
Sales	(555)	(746)
Settlements	458	625
Transfers into level 3	(51)	(85)
Transfers out of level 3	45	32
Ending balance	$(2,699)	$(1,106)

160	Goldman Sachs 2025 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Level 3 Rollforward Commentary for the Year Ended December 2025. The net realized and unrealized losses on level 3 derivatives of $1.70 billion (reflecting $467 million of net realized losses and $1.23 billion of net unrealized losses) for 2025 included losses of $1.65 billion reported in market making and $49 million reported in other principal transactions.
The net unrealized losses on level 3 derivatives for 2025 reflected losses on certain equity derivatives (principally due to an increase in equity prices), partially offset by gains on certain interest rate derivatives (principally due to a decrease in interest rates).
Transfers into level 3 derivatives during 2025 reflected transfers of certain credit derivatives assets from level 2 (principally due to certain unobservable credit spread inputs becoming significant to the valuation of these instruments), partially offset by transfers of certain equity derivative liabilities from level 2 (principally due to reduced transparency of certain volatility inputs used to value these instruments) and transfers of certain interest rate derivative liabilities from level 2 (principally due to certain unobservable volatility inputs becoming significant to the valuation of these instruments).
The drivers of transfers out of level 3 derivatives during 2025 were not material.
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
Investments
Fair Value by Level. The table below presents investments accounted for at fair value by level within the fair value hierarchy.

$ in millions	Level 1	Level 2	Level 3	Total
As of December 2025
Government and agency obligations:
U.S.	$90,582	$1,467	$–	$92,049
Non-U.S.	7,195	4	–	7,199
Corporate debt securities	139	2,621	4,279	7,039
Securities backed by real estate	–	6	306	312
Money market instruments	78	2,255	–	2,333
Other debt obligations	9	–	345	354
Equity securities	459	3,217	9,481	13,157
Subtotal	$98,462	$9,570	$14,411	$122,443
Investments in funds at NAV				1,739
Total investments				$124,182
As of December 2024
Government and agency obligations:
U.S.	$75,410	$–	$–	$75,410
Non-U.S.	4,048	62	–	4,110
Corporate debt securities	137	2,629	4,510	7,276
Securities backed by real estate	–	7	562	569
Money market instruments	327	1,453	–	1,780
Other debt obligations	22	53	328	403
Equity securities	574	3,331	8,742	12,647
Subtotal	$80,518	$7,535	$14,142	$102,195
Investments in funds at NAV				2,547
Total investments				$104,742
See Note 4 for an overview of the firm’s fair value measurement policies, valuation techniques and significant inputs used to determine the fair value of investments.

Goldman Sachs 2025 Form 10-K	161

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Significant Unobservable Inputs. The table below presents the amount of level 3 investments, and ranges and weighted averages of significant unobservable inputs used to value such investments.

	As of December 2025		As of December 2024
$ in millions	Amount or Range	Weighted Average	Amount or Range	Weighted Average
Corporate debt securities
Level 3 assets	$4,279		$4,510
Yield	6.8% to 19.1%	10.9%	5.0% to 28.8%	12.2%
Recovery rate	20.0% to 65.0%	57.4%	5.8% to 41.0%	25.2%
Duration (years)	0.7 to 6.5	3.6	0.3 to 9.0	3.6
Multiples	0.8x to 43.0x	7.0x	1.1x to 34.2x	6.5x
Securities backed by real estate
Level 3 assets	$306		$562
Yield	8.9% to 30.8%	13.3%	9.5% to 16.0%	13.6%
Duration (years)	0.2 to 2.0	2.0	1.1 to 2.8	2.8
Other debt obligations
Level 3 assets	$345		$328
Yield	4.4% to 7.6%	6.9%	7.0% to 8.7%	7.7%
Equity securities
Level 3 assets	$9,481		$8,742
Multiples	0.4x to 25.0x	8.6x	0.4x to 34.2x	8.6x
Discount rate/yield	6.0% to 42.0%	12.3%	6.0% to 27.9%	13.3%
Capitalization rate	4.4% to 11.5%	5.5%	4.4% to 9.1%	5.4%
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
•Increases in yield, discount rate, capitalization rate or duration used in the valuation of level 3 investments would have resulted in a lower fair value measurement, while increases in recovery rate or multiples would have resulted in a higher fair value measurement as of both December 2025 and December 2024. Due to the distinctive nature of each level 3 investment, the interrelationship of inputs is not necessarily uniform within each product type.

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
Level 3 Rollforward. The table below presents a summary of the changes in fair value for level 3 investments.

	Year Ended December
$ in millions	2025	2024
Beginning balance	$14,142	$17,138
Net realized gains/(losses)	373	342
Net unrealized gains/(losses)	186	(287)
Purchases	1,189	1,395
Sales	(1,165)	(916)
Settlements	(1,380)	(2,322)
Transfers into level 3	1,930	953
Transfers out of level 3	(864)	(2,161)
Ending balance	$14,411	$14,142
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

162	Goldman Sachs 2025 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The table below presents information, by product type, for investments included in the summary table above.

	Year Ended December
$ in millions	2025	2024
Corporate debt securities
Beginning balance	$4,510	$6,533
Net realized gains/(losses)	180	179
Net unrealized gains/(losses)	55	(169)
Purchases	390	600
Sales	(261)	(306)
Settlements	(631)	(1,672)
Transfers into level 3	464	462
Transfers out of level 3	(428)	(1,117)
Ending balance	$4,279	$4,510

Securities backed by real estate
Beginning balance	$562	$687
Net realized gains/(losses)	7	52
Net unrealized gains/(losses)	(136)	(82)
Purchases	35	53
Sales	(89)	(33)
Settlements	(51)	(114)
Transfers into level 3	7	1
Transfers out of level 3	(29)	(2)
Ending balance	$306	$562

Other debt obligations
Beginning balance	$328	$244
Net realized gains/(losses)	17	5
Net unrealized gains/(losses)	3	–
Purchases	74	141
Settlements	(77)	(31)
Transfers out of level 3	–	(31)
Ending balance	$345	$328

Equity securities
Beginning balance	$8,742	$9,674
Net realized gains/(losses)	169	106
Net unrealized gains/(losses)	264	(36)
Purchases	690	601
Sales	(815)	(577)
Settlements	(621)	(505)
Transfers into level 3	1,459	490
Transfers out of level 3	(407)	(1,011)
Ending balance	$9,481	$8,742
Level 3 Rollforward Commentary for the Year Ended December 2025. The net realized and unrealized gains on level 3 investments of $559 million (reflecting $373 million of net realized gains and $186 million of net unrealized gains) for 2025 included gains of $287 million reported in other principal transactions and $272 million reported in interest income.
The net unrealized gains on level 3 investments for 2025 primarily reflected gains on certain equity securities (principally due to the impact of foreign exchange rates and corporate performance), partially offset by losses on certain securities backed by real estate (principally due to losses on the underlying investments).

Transfers into level 3 investments during 2025 primarily reflected transfers of certain equity securities from level 2 (principally due to reduced price transparency as a result of a lack of market evidence, including fewer market transactions in these instruments) and transfers of certain corporate debt securities from level 2 (principally due to certain unobservable yield inputs becoming significant to the valuation of these instruments, and reduced price transparency as a result of a lack of market evidence, including fewer market transactions in these instruments).
Transfers out of level 3 investments during 2025 primarily reflected transfers of certain corporate debt securities to level 2 (principally due to certain unobservable yield inputs no longer being significant to the valuation of these instruments) and transfers of certain equity securities to level 2 (principally due to increased price transparency as a result of market evidence, including market transactions in these instruments).
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

Goldman Sachs 2025 Form 10-K	163

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Loans
Fair Value by Level. The table below presents loans held for investment accounted for at fair value under the fair value option by level within the fair value hierarchy.

$ in millions	Level 1	Level 2	Level 3	Total
As of December 2025
Loan Type
Corporate	$–	$36	$290	$326
Real estate:
Commercial	–	356	64	420
Residential	–	3,222	35	3,257
Other collateralized	–	717	138	855
Other	–	28	19	47
Total	$–	$4,359	$546	$4,905
As of December 2024
Loan Type
Corporate	$–	$64	$403	$467
Real estate:
Commercial	–	349	75	424
Residential	–	3,684	42	3,726
Other collateralized	–	648	135	783
Other	–	32	28	60
Total	$–	$4,777	$683	$5,460
The gains/(losses) as a result of changes in the fair value of loans held for investment for which the fair value option was elected were $115 million for 2025 and were not material for 2024. These gains/(losses) were included in other principal transactions.
Significant Unobservable Inputs. The table below presents the amount of level 3 loans, and ranges and weighted averages of significant unobservable inputs used to value such loans.

	As of December 2025		As of December 2024
$ in millions	Amount or Range	Weighted Average	Amount or Range	Weighted Average
Corporate
Level 3 assets	$290		$403
Yield	6.4% to 19.9%	18.0%	11.6% to 22.4%	17.5%
Recovery rate	32.5% to 94.9%	65.4%	37.2% to 95.6%	72.9%
Duration (years)	3.1 to 4.4	3.3	0.6 to 9.3	6.0
Real estate
Level 3 assets	$99		$117
Yield	N/A	N/A	6.1% to 10.9%	6.7%
Recovery rate	69.0% to 99.2%	76.1%	3.3% to 99.2%	73.7%
Duration (years)	N/A	N/A	0.2 to 3.6	0.6
Other collateralized
Level 3 assets	$138		$135
Yield	5.7% to 6.3%	5.7%	6.2% to 6.8%	6.3%
Level 3 other loans were not material as of both December 2025 and December 2024, and therefore, are not included in the table above.

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
•Increases in yield or duration used in the valuation of level 3 loans would have resulted in a lower fair value measurement, while increases in recovery rate would have resulted in a higher fair value measurement as of both December 2025 and December 2024. Due to the distinctive nature of each level 3 loan, the interrelationship of inputs is not necessarily uniform within each product type.
•Loans are valued using discounted cash flows.
•The significant unobservable inputs for yield and duration related to real estate loans as of December 2025 did not have a range (and there was no weighted average), as each pertained to a single position. Therefore, such unobservable inputs are not included in the table above.

164	Goldman Sachs 2025 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Level 3 Rollforward. The table below presents a summary of the changes in fair value for level 3 loans.

	Year Ended December
$ in millions	2025	2024
Beginning balance	$683	$823
Net realized gains/(losses)	28	33
Net unrealized gains/(losses)	(9)	(41)
Purchases	96	135
Sales	(17)	(61)
Settlements	(270)	(286)
Transfers into level 3	62	124
Transfers out of level 3	(27)	(44)
Ending balance	$546	$683
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

The table below presents information, by loan type, for loans included in the summary table above.

	Year Ended December
$ in millions	2025	2024
Corporate
Beginning balance	$403	$344
Net realized gains/(losses)	3	12
Net unrealized gains/(losses)	(6)	(26)
Purchases	36	127
Sales	–	(5)
Settlements	(125)	(160)
Transfers into level 3	6	111
Transfers out of level 3	(27)	–
Ending balance	$290	$403

Real estate
Beginning balance	$117	$261
Net realized gains/(losses)	5	9
Net unrealized gains/(losses)	8	(10)
Purchases	3	2
Sales	(13)	(52)
Settlements	(21)	(93)
Ending balance	$99	$117

Other collateralized
Beginning balance	$135	$136
Net realized gains/(losses)	14	4
Net unrealized gains/(losses)	(9)	1
Purchases	57	6
Sales	–	(3)
Settlements	(115)	(22)
Transfers into level 3	56	13
Ending balance	$138	$135

Other
Beginning balance	$28	$82
Net realized gains/(losses)	6	8
Net unrealized gains/(losses)	(2)	(6)
Sales	(4)	(1)
Settlements	(9)	(11)
Transfers out of level 3	–	(44)
Ending balance	$19	$28

Goldman Sachs 2025 Form 10-K	165

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Level 3 Rollforward Commentary for the Year Ended December 2025. The net realized and unrealized gains on level 3 loans of $19 million (reflecting $28 million of net realized gains and $9 million of net unrealized losses) for 2025 included gains/(losses) of $(2) million reported in other principal transactions and $21 million reported in interest income.
The drivers of the net unrealized losses on level 3 loans for 2025 were not material.
The drivers of both transfers into and transfers out of level 3 loans during 2025 were not material.
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

$ in millions	Level 1	Level 2	Level 3	Total
As of December 2025
Assets
Resale agreements	$–	$126,007	$–	$126,007
Securities borrowed	–	51,581	–	51,581
Customer and other receivables	–	315	–	315
Other assets	–	–	180	180
Total	$–	$177,903	$180	$178,083

Liabilities
Deposits	$–	$(73,344)	$(3,225)	$(76,569)
Repurchase agreements	–	(223,384)	–	(223,384)
Securities loaned	–	(11,995)	–	(11,995)
Other secured financings	–	(27,340)	(493)	(27,833)
Unsecured borrowings:
Short-term	–	(52,093)	(7,665)	(59,758)
Long-term	–	(96,858)	(15,825)	(112,683)
Other liabilities	–	(6)	(105)	(111)
Total	$–	$(485,020)	$(27,313)	$(512,333)

As of December 2024
Assets
Resale agreements	$–	$179,793	$–	$179,793
Securities borrowed	–	46,902	–	46,902
Customer and other receivables	–	23	–	23
Other assets	–	–	194	194
Total	$–	$226,718	$194	$226,912

Liabilities
Deposits	$–	$(41,810)	$(3,045)	$(44,855)
Repurchase agreements	–	(274,380)	–	(274,380)
Securities loaned	–	(10,246)	–	(10,246)
Other secured financings	–	(27,434)	(551)	(27,985)
Unsecured borrowings:
Short-term	–	(45,073)	(5,294)	(50,367)
Long-term	–	(75,810)	(13,379)	(89,189)
Other liabilities	–	(8)	(76)	(84)
Total	$–	$(474,761)	$(22,345)	$(497,106)
In the table above, assets are shown as positive amounts and liabilities are shown as negative amounts.
See Note 4 for an overview of the firm’s fair value measurement policies, valuation techniques and significant inputs used to determine the fair value of other financial assets and liabilities.

166	Goldman Sachs 2025 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Significant Unobservable Inputs. See below for information about the significant unobservable inputs used to value level 3 other financial assets and liabilities at fair value as of both December 2025 and December 2024.
Other Secured Financings. The ranges and weighted averages of significant unobservable inputs used to value level 3 other secured financings are presented below. These ranges and weighted averages exclude unobservable inputs that are only relevant to a single instrument, and therefore are not meaningful.
As of December 2025:
•Yield: 2.2% to 14.2% (weighted average: 10.0%)
•Duration: 2.7 to 3.6 years (weighted average: 3.2 years)
•Volatility: 6.4% to 7.3% (weighted average: 7.3%)
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
Deposits, Unsecured Borrowings and Other Assets and Liabilities. Substantially all of the firm’s deposits, unsecured short- and long-term borrowings, and other assets and liabilities that are classified in level 3 are hybrid financial instruments. The significant unobservable inputs used to value these hybrid financial instruments include volatility, correlation and credit spreads of the firm, which primarily relate to the embedded derivative component of such instruments. These unobservable inputs are incorporated in the firm’s derivative disclosures. See Note 12 for further information about other assets, Note 13 for further information about deposits, Note 14 for further information about unsecured borrowings and Note 15 for further information about other liabilities.
Level 3 Rollforward. The table below presents a summary of the changes in fair value for level 3 other financial assets and liabilities accounted for at fair value.

	Year Ended December
$ in millions	2025	2024
Assets
Beginning balance	$194	$187
Net unrealized gains/(losses)	(14)	18
Sales	–	(11)
Ending balance	$180	$194

Liabilities
Beginning balance	$(22,345)	$(24,275)
Net realized gains/(losses)	(303)	(210)
Net unrealized gains/(losses)	(1,684)	715
Issuances	(15,452)	(9,768)
Settlements	8,527	11,040
Transfers into level 3	(512)	(1,835)
Transfers out of level 3	4,456	1,988
Ending balance	$(27,313)	$(22,345)
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

Goldman Sachs 2025 Form 10-K	167

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The table below presents information, by the consolidated balance sheet line items, for other financial liabilities included in the summary table above.

	Year Ended December
$ in millions	2025	2024
Deposits
Beginning balance	$(3,045)	$(2,737)
Net realized gains/(losses)	(8)	–
Net unrealized gains/(losses)	(329)	(96)
Issuances	(914)	(1,086)
Settlements	1,051	928
Transfers into level 3	(67)	(173)
Transfers out of level 3	87	119
Ending balance	$(3,225)	$(3,045)

Other secured financings
Beginning balance	$(551)	$(2,022)
Net realized gains/(losses)	2	(1)
Net unrealized gains/(losses)	(28)	12
Issuances	(102)	(51)
Settlements	186	1,615
Transfers into level 3	–	(104)
Ending balance	$(493)	$(551)

Unsecured short-term borrowings
Beginning balance	$(5,294)	$(5,589)
Net realized gains/(losses)	(98)	(6)
Net unrealized gains/(losses)	(279)	9
Issuances	(6,688)	(4,883)
Settlements	4,459	4,700
Transfers into level 3	(240)	(101)
Transfers out of level 3	475	576
Ending balance	$(7,665)	$(5,294)

Unsecured long-term borrowings
Beginning balance	$(13,379)	$(13,848)
Net realized gains/(losses)	(199)	(203)
Net unrealized gains/(losses)	(1,040)	787
Issuances	(7,727)	(3,748)
Settlements	2,831	3,797
Transfers into level 3	(205)	(1,457)
Transfers out of level 3	3,894	1,293
Ending balance	$(15,825)	$(13,379)

Other liabilities
Beginning balance	$(76)	$(79)
Net unrealized gains/(losses)	(8)	3
Issuances	(21)	–
Ending balance	$(105)	$(76)
Level 3 Rollforward Commentary for the Year Ended December 2025. The net realized and unrealized losses on level 3 other financial liabilities of $1.99 billion (reflecting $303 million of net realized losses and $1.68 billion of net unrealized losses) for 2025 included losses of $1.67 billion reported in market making, $116 million reported in other principal transactions and $2 million reported in interest expense in the consolidated statements of earnings, and $202 million reported in debt valuation adjustment in the consolidated statements of comprehensive income.

The net unrealized losses on level 3 other financial liabilities for 2025 primarily reflected losses on certain hybrid financial instruments included in unsecured long-term borrowings (principally due to an increase in equity prices and a decrease in interest rates), losses on certain hybrid financial instruments included in deposits and unsecured short-term borrowings (in each case, principally due to an increase in equity prices).
Transfers into level 3 other financial liabilities during 2025 primarily reflected transfers of certain hybrid financial instruments included in unsecured short- and long-term borrowings from level 2 (principally due to reduced transparency of certain volatility inputs used to value these instruments).
Transfers out of level 3 other financial liabilities during 2025 primarily reflected transfers of certain hybrid financial instruments included in long-term borrowings to level 2 (principally due to increased transparency of certain credit spread and volatility inputs used to value these instruments) and transfers of certain hybrid financial instruments included in unsecured short-term borrowings to level 2 (principally due to increased transparency of certain volatility inputs used to value these instruments).
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

168	Goldman Sachs 2025 Form 10-K

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
The table below presents a summary of trading assets and liabilities.

	Trading	Trading
$ in millions	Assets	Liabilities
As of December 2025
Trading cash instruments	$603,843	$178,147
Derivatives	52,953	84,405
Total	$656,796	$262,552
As of December 2024
Trading cash instruments	$523,216	$127,575
Derivatives	47,339	74,980
Total	$570,555	$202,555
See Note 5 for further information about trading cash instruments and Note 7 for further information about derivatives.

Gains and Losses from Market Making
The table below presents market making revenues by major product type.

	Year Ended December
$ in millions	2025	2024	2023
Interest rates	$8,632	$715	$4,437
Credit	284	2,467	1,141
Currencies	(3,913)	6,292	2,827
Equities	10,609	7,632	7,938
Commodities	2,381	1,284	1,895
Total	$17,993	$18,390	$18,238
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

Goldman Sachs 2025 Form 10-K	169

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
Derivatives are reported on a net-by-counterparty basis (i.e., the net payable or receivable for derivative assets and liabilities for a given counterparty) when a legal right of setoff exists under an enforceable netting agreement (counterparty netting). Derivatives are accounted for at fair value, net of cash collateral received or posted under enforceable credit support agreements (cash collateral netting). Derivative assets are included in trading assets and derivative liabilities are included in trading liabilities. Realized and unrealized gains and losses on derivatives not designated as hedges are included in market making (for derivatives included in Fixed Income, Currency and Commodities (FICC) and Equities within Global Banking & Markets), and other principal transactions (for derivatives included in Investment banking fees and Other within Global Banking & Markets, as well as derivatives in Asset & Wealth Management) in the consolidated statements of earnings. For both 2025 and 2024, substantially all of the firm’s derivatives were included in Global Banking & Markets.

170	Goldman Sachs 2025 Form 10-K

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

	Fair Value as of December
	2025		2024
$ in millions	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Not accounted for as hedges
Exchange-traded	$2,976	$1,217	$2,706	$1,068
OTC-cleared	4,961	4,854	1,746	2,428
Bilateral OTC	153,595	116,061	152,083	121,515
Total interest rates	161,532	122,132	156,535	125,011
OTC-cleared	2,684	2,973	1,787	1,893
Bilateral OTC	11,091	11,162	9,650	8,137
Total credit	13,775	14,135	11,437	10,030
Exchange-traded	126	14	142	6
OTC-cleared	1,210	1,064	1,325	993
Bilateral OTC	78,403	82,468	112,838	113,608
Total currencies	79,739	83,546	114,305	114,607
Exchange-traded	8,597	8,788	5,563	5,917
OTC-cleared	640	804	558	650
Bilateral OTC	7,863	9,924	7,205	7,958
Total commodities	17,100	19,516	13,326	14,525
Exchange-traded	53,564	91,084	55,049	83,475
OTC-cleared	33	55	189	131
Bilateral OTC	34,101	60,422	24,941	44,900
Total equities	87,698	151,561	80,179	128,506
Subtotal	359,844	390,890	375,782	392,679
Accounted for as hedges
OTC-cleared	17	49	–	–
Bilateral OTC	164	7	201	8
Total interest rates	181	56	201	8
OTC-cleared	30	5	114	3
Bilateral OTC	25	263	255	5
Total currencies	55	268	369	8
Subtotal	236	324	570	16
Total gross fair value	$360,080	$391,214	$376,352	$392,695

Offset in the consolidated balance sheets
Exchange-traded	$(58,701)	$(58,701)	$(57,776)	$(57,776)
OTC-cleared	(8,925)	(8,925)	(4,867)	(4,867)
Bilateral OTC	(193,549)	(193,549)	(218,269)	(218,269)
Counterparty netting	(261,175)	(261,175)	(280,912)	(280,912)
OTC-cleared	(109)	(424)	(412)	(105)
Bilateral OTC	(45,843)	(45,210)	(47,689)	(36,698)
Cash collateral netting	(45,952)	(45,634)	(48,101)	(36,803)
Total amounts offset	$(307,127)	$(306,809)	$(329,013)	$(317,715)

Included in the consolidated balance sheets
Exchange-traded	$6,562	$42,402	$5,684	$32,690
OTC-cleared	541	455	440	1,126
Bilateral OTC	45,850	41,548	41,215	41,164
Total	$52,953	$84,405	$47,339	$74,980

Not offset in the consolidated balance sheets
Cash collateral	$(442)	$(1,951)	$(600)	$(1,271)
Securities collateral	(20,965)	(8,910)	(14,938)	(8,731)
Total	$31,546	$73,544	$31,801	$64,978

	Notional Amounts as of December
$ in millions	2025	2024
Not accounted for as hedges
Exchange-traded	$1,983,652	$2,332,117
OTC-cleared	16,533,168	12,571,690
Bilateral OTC	10,705,896	10,569,501
Total interest rates	29,222,716	25,473,308
Exchange-traded	332	322
OTC-cleared	986,680	660,181
Bilateral OTC	758,385	619,068
Total credit	1,745,397	1,279,571
Exchange-traded	9,555	9,264
OTC-cleared	523,741	429,858
Bilateral OTC	7,192,306	6,031,944
Total currencies	7,725,602	6,471,066
Exchange-traded	366,003	324,159
OTC-cleared	2,710	3,087
Bilateral OTC	186,420	183,174
Total commodities	555,133	510,420
Exchange-traded	2,327,060	1,868,855
OTC-cleared	1,062	1,475
Bilateral OTC	1,634,183	1,256,905
Total equities	3,962,305	3,127,235
Subtotal	43,211,153	36,861,600
Accounted for as hedges
OTC-cleared	294,278	246,765
Bilateral OTC	1,157	3,588
Total interest rates	295,435	250,353
OTC-cleared	6,105	5,041
Bilateral OTC	18,188	10,328
Total currencies	24,293	15,369
Subtotal	319,728	265,722
Total notional amounts	$43,530,881	$37,127,322
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
•Substantially all of the gross fair value of derivatives relates to derivative contracts which are subject to enforceable netting agreements.
•Notional amounts, which represent the sum of gross long and short derivative contracts, provide an indication of the volume of the firm’s derivative activity and do not represent anticipated losses.

Goldman Sachs 2025 Form 10-K	171

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
The firm enters into the following types of credit derivatives:
•Credit Default Swaps. Credit default swaps include single-name credit default swaps, as well as those that reference a basket of single-name credit default swaps or a broad-based index. Credit default swaps protect the buyer against the loss of principal on one or more bonds, loans or mortgages (reference obligations). The buyer of protection pays an initial or periodic premium to the seller and receives protection for the period of the contract. If there is no credit event, as defined in the contract, the seller of protection makes no payments to the buyer. If a credit event occurs in one of the underlying reference obligations, the protection seller pays the protection buyer. For credit default swaps referencing credit indices or baskets, the payment is typically a pro-rata portion of the transaction’s total notional amount based on the underlying defaulted reference obligation. In certain transactions, the credit risk of a basket or index is separated into various tranches, each having different levels of subordination. The most junior tranches cover initial defaults and once losses exceed the notional amount of these junior tranches, any excess loss is covered by the next most senior tranche.

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

172	Goldman Sachs 2025 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The table below presents information about credit derivatives.

	Credit Rating of Underlier
$ in millions	Investment-Grade	Non-Investment- Grade/Unrated	Total
As of December 2025
Maximum Payout/Notional Amount of Written Credit Derivatives
By Product
Credit default swaps	$536,846	$124,330	$661,176
Other credit derivatives	135,770	33,097	168,867
Total by product	$672,616	$157,427	$830,043

By Maturity
Less than 1 year	$184,830	$37,484	$222,314
1 - 5 years	447,318	109,387	556,705
Greater than 5 years	40,468	10,556	51,024
Total by maturity	$672,616	$157,427	$830,043

Maximum Payout/Notional Amount of Purchased Credit Derivatives
Offsetting	$549,513	$127,807	$677,320
Other	188,117	49,917	238,034
Total	$737,630	$177,724	$915,354

Fair Value of Written Credit Derivatives
Asset	$6,169	$4,040	$10,209
Liability	1,345	2,153	3,498
Net asset/(liability)	$4,824	$1,887	$6,711
As of December 2024
Maximum Payout/Notional Amount of Written Credit Derivatives
By Product
Credit default swaps	$357,277	$126,446	$483,723
Other credit derivatives	68,493	49,278	117,771
Total by product	$425,770	$175,724	$601,494

By Maturity
Less than 1 year	$103,200	$61,578	$164,778
1 - 5 years	294,124	110,404	404,528
Greater than 5 years	28,446	3,742	32,188
Total by maturity	$425,770	$175,724	$601,494

Maximum Payout/Notional Amount of Purchased Credit Derivatives
Offsetting	$384,749	$112,906	$497,655
Other	88,342	92,080	180,422
Total	$473,091	$204,986	$678,077

Fair Value of Written Credit Derivatives
Asset	$4,351	$2,832	$7,183
Liability	663	2,081	2,744
Net asset/(liability)	$3,688	$751	$4,439
In the table above:
•Beginning in the fourth quarter of 2025, to better align the presentation of credit derivatives with the firm's risk management framework, written and purchased credit derivatives are disaggregated based on the credit rating of the underlier. Previously, such derivatives were disaggregated based on the credit spread of the underlier. Prior period amounts have been conformed to the current presentation.
•Tenor is based on the remaining contractual maturity for all written credit derivatives as of December 2025 and substantially all written credit derivatives as of December 2024.

•Credit ratings are based on external credit ratings issued by credit rating agencies or internally determined credit agency equivalents where external credit ratings are not available.
•The credit rating of the underlier, together with the tenor of the contract, are indicators of payment/performance risk. The occurrence of a credit event is less likely where the derivative contract is investment-grade and the tenor is shorter.
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
Impact of Credit and Funding Spreads on Derivatives
The firm realizes gains or losses on its derivative contracts. These gains or losses include credit valuation adjustments (CVAs) relating to uncollateralized derivative assets and liabilities, which represent the gains or losses (including hedges) attributable to the impact of changes in credit exposure, counterparty credit spreads, liability funding spreads (which include the firm’s own credit), probability of default and assumed recovery. These gains or losses also include funding valuation adjustments (FVAs) relating to uncollateralized derivative assets, which represent the gains or losses (including hedges) attributable to the impact of changes in expected funding exposures and funding spreads.
The table below presents information about CVA and FVA.

	Year Ended December
$ in millions	2025	2024	2023
CVA, net of hedges	$142	$187	$(139)
FVA, net of hedges	151	142	131
Total	$293	$329	$(8)
Bifurcated Embedded Derivatives
The table below presents the fair value and the notional amount of derivatives that have been bifurcated from their related borrowings.

	As of December
$ in millions	2025	2024
Fair value of assets	$428	$467
Fair value of liabilities	(304)	(175)
Net asset/(liability)	$124	$292
Notional amount	$8,691	$8,106

Goldman Sachs 2025 Form 10-K	173

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

	As of December
$ in millions	2025	2024
Net derivative liabilities under bilateral agreements	$33,473	$31,575
Collateral posted	$36,201	$20,262
Additional collateral or termination payments:
One-notch downgrade	$224	$315
Two-notch downgrade	$1,797	$1,200
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

Fair Value Hedges
The firm designates interest rate swaps as fair value hedges of certain fixed-rate unsecured long- and short-term debt and fixed-rate certificates of deposit and of certain U.S. and non-U.S. government securities classified as available-for-sale. These interest rate swaps hedge changes in fair value attributable to the designated benchmark interest rate (e.g., Secured Overnight Financing Rate (SOFR), Overnight Index Swap Rate or Sterling Overnight Index Average), effectively converting a substantial portion of these fixed-rate financial instruments into floating-rate financial instruments. In addition, the firm designates certain foreign currency forward contracts as fair value hedges of the foreign exchange risk of substantially all of non-U.S. government securities classified as available-for-sale. See Note 8 for information about the amortized cost and fair value of such securities.
The firm applies a statistical method that utilizes regression analysis when assessing the effectiveness of the interest rate hedging relationships in achieving offsetting changes in the fair values of the hedging instrument and the interest rate risk being hedged. An interest rate swap is considered highly effective in offsetting changes in fair value attributable to changes in the hedged risk when the regression analysis results in a coefficient of determination of 80% or greater and a slope between 80% and 125%. The effectiveness of the foreign currency fair value hedges is assessed based on changes in spot rates. Such hedges are considered highly effective when the change in the fair value of the foreign currency forward is between 80% and 125% of the change in the fair value of the hedged item.
For qualifying interest rate fair value hedges, gains or losses on derivatives are included in interest income/expense. The change in fair value of the hedged items attributable to the risk being hedged is reported as an adjustment to its carrying value (hedging adjustment) and is also included in interest income/expense. When a derivative is no longer designated as a hedge, any remaining difference between the carrying value and par value of the hedged item is amortized in interest income/expense over the remaining life of the hedged item using the effective interest method. See Note 23 for further information about interest income and interest expense. The gains/(losses) on the foreign currency fair value hedges (relating to both spot and forward points) and the foreign exchange gains/(losses) on the related available-for-sale securities are included in market making. See Note 6 for further information about gains and losses from market making.

174	Goldman Sachs 2025 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The table below presents the gains/(losses) from interest rate and foreign exchange derivatives accounted for as hedges and the related hedged items.

	Year Ended December
$ in millions	2025	2024	2023
Interest Rate Hedges - Investments
Interest rate swaps	$(535)	$63	$(109)
Hedged investments	557	(80)	111
Gains/(losses)	$22	$(17)	$2

Interest Rate Hedges - Borrowings and deposits
Interest rate swaps	$3,003	$(581)	$3,859
Hedged borrowings and deposits	(3,350)	181	(4,344)
Gains/(losses)	$(347)	$(400)	$(485)

Foreign Currency Hedges - Investments
Foreign currency forward contracts	$(397)	$91	$(127)
Hedged investments	419	(85)	125
Gains/(losses)	$22	$6	$(2)
The table below presents the carrying value of investments, deposits and unsecured borrowings that are designated in an interest rate hedging relationship and the related cumulative hedging adjustment (increase/(decrease)) from current and prior hedging relationships included in such carrying values.

$ in millions	Carrying Value	Cumulative Hedging Adjustment
As of December 2025
Assets
Investments	$42,449	$244

Liabilities
Deposits	$762	$(17)
Unsecured short-term borrowings	$4,694	$(25)
Unsecured long-term borrowings	$143,082	$(7,340)

As of December 2024
Assets
Investments	$34,755	$(279)

Liabilities
Deposits	$1,840	$(52)
Unsecured short-term borrowings	$14,720	$(113)
Unsecured long-term borrowings	$130,161	$(10,757)
In the table above:
•Cumulative hedging adjustment included $(4.61) billion as of December 2025 and $(5.81) billion as of December 2024 of hedging adjustments from prior hedging relationships that were de-designated and substantially all were related to unsecured long-term borrowings.
•The amortized cost of investments was $42.44 billion as of December 2025 and $35.29 billion as of December 2024.
In addition, cumulative hedging adjustments for items no longer designated in a hedging relationship were $(133) million as of December 2025 and were not material as of December 2024.

Net Investment Hedges
The firm seeks to reduce the impact of fluctuations in foreign exchange rates on its net investments in certain non-U.S. operations through the use of foreign currency forward contracts and foreign currency-denominated debt. For foreign currency forward contracts designated as hedges, the effectiveness of the hedge is assessed based on the overall changes in the fair value of the forward contracts (i.e., based on changes in forward rates). For foreign currency-denominated debt designated as a hedge, the effectiveness of the hedge is assessed based on changes in spot rates. For qualifying net investment hedges, all gains or losses on the hedging instruments are included in currency translation in other comprehensive income/(loss).
The table below presents the gains/(losses) from the hedges in a net investment hedging relationship.

	Year Ended December
$ in millions	2025	2024	2023
Foreign currency forward contracts	$(962)	$1,064	$(276)
Foreign currency-denominated debt	$(2,571)	$1,633	$(550)
Gains or losses on individual net investments in non-U.S. operations are reclassified from accumulated other comprehensive income/(loss) to earnings when such net investments are sold or substantially liquidated. The gross and net gains/(losses) reclassified to earnings from accumulated other comprehensive income/(loss) were not material for both 2025 and 2024, and were $(49) million (reflecting a gain of $90 million related to hedges and a loss of $139 million on the related net investments in non-U.S. operations) for 2023.
The firm had designated $22.89 billion as of December 2025 and $22.10 billion as of December 2024 of foreign currency-denominated debt, included in unsecured long- and short-term borrowings, as hedges of net investments in non-U.S. subsidiaries.

Goldman Sachs 2025 Form 10-K	175

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
The gains/(losses) included within other comprehensive income/(loss) and the gains/(losses) reclassified to earnings from accumulated other comprehensive income/(loss) related to cash flow hedges were not material for 2025 and are not expected to be material for 2026. The maximum length of time over which the forecasted cash flows are hedged is approximately one year.
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
The table below presents information about investments.

	As of December
$ in millions	2025	2024
Available-for-sale securities, at fair value	$99,244	$79,458
Held-to-maturity securities	69,193	78,713

Equity securities, at fair value	13,866	13,832
Debt instruments, at fair value	11,072	11,452
Equity-method investments	887	1,059
Total other investments	25,825	26,343
Total investments	$194,262	$184,514
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
The table below presents information about available-for-sale securities by type and tenor.

$ in millions	Amortized Cost	Fair Value	Weighted Average Yield
As of December 2025
Less than 1 year	$3,723	$3,730	3.99%
1 year to 5 years	70,516	70,872	3.89%
5 years to 10 years	15,970	15,980	3.86%
Total U.S. government obligations	90,209	90,582	3.89%

5 years to 10 years	104	104	4.43%
Greater than 10 years	1,361	1,363	5.06%
Total U.S. agency obligations	1,465	1,467	5.02%

1 year to 5 years	6,579	6,356	2.36%
5 years to 10 years	863	839	3.63%
Total non-U.S. government obligations	7,442	7,195	2.51%
Total available-for-sale securities	$99,116	$99,244	3.81%
As of December 2024
Less than 1 year	$21,176	$21,011	2.62%
1 year to 5 years	48,564	47,931	3.64%
5 years to 10 years	6,620	6,468	3.93%
Total U.S. government obligations	76,360	75,410	3.38%

1 year to 5 years	4,224	3,893	1.73%
5 years to 10 years	193	155	0.72%
Total non-U.S. government obligations	4,417	4,048	1.69%
Total available-for-sale securities	$80,777	$79,458	3.29%
In the table above:
•U.S. agency obligations consists of U.S. agency-issued mortgage-backed securities.
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

176	Goldman Sachs 2025 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

•If the fair value of available-for-sale securities is less than amortized cost, such securities are considered impaired. If the firm has the intent to sell the debt security, or if it is more likely than not that the firm will be required to sell the debt security before recovery of its amortized cost, the difference between the amortized cost (net of allowance, if any) and the fair value of the securities is recognized as an impairment loss in earnings. The firm did not record any such impairment losses during either 2025 or 2024. Impaired available-for-sale debt securities that the firm has the intent and ability to hold are reviewed to determine if an allowance for credit losses should be recorded. The firm considers various factors in such determination, including market conditions, changes in issuer credit ratings and severity of the unrealized losses. The firm did not record any provision for credit losses on such securities during either 2025 or 2024.
The table below presents information about available-for-sale securities in an unrealized loss position by aging category.

$ in millions	Less than 12 months	12 months or longer	Total
As of December 2025
Fair value:
U.S. government obligations	$6,733	$10,464	$17,197
U.S. agency obligations	706	–	706
Non-U.S. government obligations	799	3,671	4,470
Total	$8,238	$14,135	$22,373

Gross unrealized losses:
U.S. government obligations	$(12)	$(226)	$(238)
U.S. agency obligations	(1)	–	(1)
Non-U.S. government obligations	(1)	(258)	(259)
Total	$(14)	$(484)	$(498)

As of December 2024
Fair value:
U.S. government obligations	$31,032	$18,732	$49,764
Non-U.S. government obligations	1,674	2,363	4,037
Total	$32,706	$21,095	$53,801

Gross unrealized losses:
U.S. government obligations	$(383)	$(630)	$(1,013)
Non-U.S. government obligations	(16)	(353)	(369)
Total	$(399)	$(983)	$(1,382)
The gross unrealized gains included in accumulated other comprehensive income/(loss) for available-for-sale securities were $626 million as of December 2025 and were not material as of December 2024. Net unrealized gains included in other comprehensive income/(loss) for available-for-sale securities were $1.45 billion ($1.08 billion, net of tax) for 2025 and $541 million ($401 million, net of tax) for 2024.

The gross realized gains relating to the sales of available-for-sale securities were not material for each of 2025, 2024 and 2023. The gross realized losses relating to the sales of available-for-sale securities were $135 million for 2025 and were not material for both 2024 and 2023. The specific identification method is used to determine realized gains on available-for-sale securities.
Held-to-Maturity Securities
Held-to-maturity securities are accounted for at amortized cost.
The table below presents information about held-to-maturity securities by type and tenor.

$ in millions	Amortized Cost	Fair Value	Weighted Average Yield
As of December 2025
Less than 1 year	$11,336	$11,312	3.02%
1 year to 5 years	33,900	34,214	3.90%
Greater than 10 years	1	1	3.81%
Total government obligations	45,237	45,527	3.68%

Greater than 10 years	23,785	24,022	5.18%
Total U.S. agency obligations	23,785	24,022	5.18%

5 years to 10 years	8	7	6.33%
Greater than 10 years	163	165	3.93%
Total securities backed by real estate	171	172	4.04%
Total held-to-maturity securities	$69,193	$69,721	4.20%
As of December 2024
Less than 1 year	$15,449	$15,409	3.46%
1 year to 5 years	42,420	41,939	3.66%
Total government obligations	57,869	57,348	3.61%

Greater than 10 years	20,637	20,482	5.42%
Total U.S. agency obligations	20,637	20,482	5.42%

1 year to 5 years	2	2	7.50%
Greater than 10 years	205	206	5.25%
Total securities backed by real estate	207	208	5.29%
Total held-to-maturity securities	$78,713	$78,038	4.09%
In the table above:
•Substantially all of the government obligations consist of U.S. government obligations.
•U.S. agency obligations consist of U.S. agency-issued mortgage-backed securities.
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

Goldman Sachs 2025 Form 10-K	177

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
•The gross unrealized gains were $643 million as of December 2025 and $121 million as of December 2024. The gross unrealized losses were $115 million as of December 2025 and $796 million as of December 2024.
•Held-to-maturity securities are reviewed to determine if an allowance for credit losses should be recorded in the consolidated statements of earnings. The firm considers various factors in such determination, including market conditions, changes in issuer credit ratings, historical credit losses and sovereign guarantees. Provision for credit losses on such securities was not material during either 2025 or 2024.
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
The table below presents information about equity securities, at fair value.

	As of December
$ in millions	2025	2024
Equity securities, at fair value	$13,866	$13,832

Equity Type
Public equity	4%	6%
Private equity	96%	94%
Total	100%	100%

Asset Class
Corporate	78%	75%
Real estate	22%	25%
Total	100%	100%

In the table above:
•Equity securities, at fair value included investments accounted for at fair value under the fair value option where the firm would otherwise apply the equity method of accounting of $4.23 billion as of December 2025 and $5.04 billion as of December 2024. Losses recognized as a result of changes in the fair value of equity securities for which the fair value option was elected were $108 million for 2025 and $172 million for 2024. These losses are included in other principal transactions.
•Equity securities, at fair value includes investments in private equity, real estate and hedge funds that are measured at NAV.
•Equity securities, at fair value subject to contractual sale restrictions were not material as of both December 2025 and December 2024.
Debt Instruments, at Fair Value. Debt instruments, at fair value primarily includes mezzanine, senior and distressed debt.
The table below presents information about debt instruments, at fair value.

	As of December
$ in millions	2025	2024
Corporate debt securities	$7,039	$7,276
Securities backed by real estate	312	569
Money market instruments	2,333	1,780
Other	1,388	1,827
Total	$11,072	$11,452
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

178	Goldman Sachs 2025 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Private equity funds primarily invest in a broad range of industries worldwide, including leveraged buyouts, recapitalizations, growth investments and distressed investments. Credit funds generally invest in loans and other fixed income instruments and are focused on providing private high-yield capital for leveraged and management buyout transactions, recapitalizations, financings, refinancings, acquisitions and restructurings for private equity firms, private family companies and corporate issuers. Real estate funds invest globally, primarily in real estate companies, loan portfolios, debt recapitalizations and property. Substantially all private equity and credit funds and the vast majority of real estate funds are closed-end funds in which the firm’s investments are generally not eligible for redemption. Distributions will be received from these funds as the underlying assets are liquidated or distributed, the timing of which is uncertain.
The firm also invests in hedge funds, primarily multi-disciplinary hedge funds that employ a fundamental bottom-up investment approach across various asset classes and strategies. The vast majority of the firm’s investments in hedge funds include interests where the underlying assets are illiquid in nature, and proceeds from redemptions will not be received until the underlying assets are liquidated or distributed, the timing of which is uncertain.
The table below presents the fair value of investments in funds at NAV and the related unfunded commitments.

$ in millions	Fair Value of Investments	Unfunded Commitments
As of December 2025
Private equity funds	$331	$236
Credit funds	999	347
Hedge funds	36	–
Real estate funds	373	158
Total	$1,739	$741

As of December 2024
Private equity funds	$881	$432
Credit funds	1,281	364
Hedge funds	31	–
Real estate funds	354	159
Total	$2,547	$955
Note 9.
Loans
Loans includes (i) loans held for investment that are accounted for at amortized cost net of allowance for loan losses or at fair value under the fair value option and (ii) loans held for sale that are accounted for at the lower of cost or fair value. Interest on loans is recognized over the life of the loan and is recorded on an accrual basis.

The table below presents information about loans.

$ in millions	Amortized Cost	Fair Value	Held For Sale	Total
As of December 2025
Loan Type
Corporate	$29,432	$326	$918	$30,676
Commercial real estate	36,261	420	728	37,409
Residential real estate	28,700	3,257	–	31,957
Securities-based	18,079	–	–	18,079
Other collateralized	97,519	855	625	98,999
Credit cards	–	–	19,742	19,742
Other	2,920	47	53	3,020
Total loans, gross	212,911	4,905	22,066	239,882
Allowance for loan losses	(2,148)	–	–	(2,148)
Total loans	$210,763	$4,905	$22,066	$237,734

As of December 2024
Loan Type
Corporate	$28,689	$467	$816	$29,972
Commercial real estate	28,899	424	466	29,789
Residential real estate	22,243	3,726	–	25,969
Securities-based	16,477	–	–	16,477
Other collateralized	74,008	783	316	75,107
Credit cards	19,615	–	1,788	21,403
Other	1,950	60	139	2,149
Total loans, gross	191,881	5,460	3,525	200,866
Allowance for loan losses	(4,666)	–	–	(4,666)
Total loans	$187,215	$5,460	$3,525	$196,200
Beginning in the first quarter of 2025, as a result of a decrease in the balance of installment loans (due to the sales of GreenSky and the seller financing loan portfolio in 2024), the remaining installment loans originated by the firm were included in other loans. Previously, such loans were disclosed separately in the table above. The carrying value of installment loans was $22 million as of December 2025 and $70 million as of December 2024. Prior period amounts have been conformed to the current presentation.
In the table above:
•Loans held for investment that are accounted for at amortized cost include net deferred fees and costs, and unamortized premiums and discounts, which are amortized over the life of the loan. These amounts were less than 1% of loans accounted for at amortized cost as of both December 2025 and December 2024.
•Substantially all loans had floating interest rates as of both December 2025 and December 2024.
•In December 2025, the firm transferred the Apple Card loan portfolio of $21.26 billion ($19.74 billion after markdowns) to held for sale. See Note 18 for information about the related commitments that were classified as held for sale. As a result, during the fourth quarter of 2025, the firm recognized a $2.48 billion reduction in loan loss reserves (reflected in provision for credit losses), partially offset by a reduction in net revenues of $2.26 billion from markdowns on the outstanding credit card loan portfolio (to reflect this portfolio at the lower of its cost or fair value) and contract termination obligations in connection with the agreement to transition the program to another issuer.

Goldman Sachs 2025 Form 10-K	179

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

•During 2024, the firm sold the seller financing loan portfolio. The net carrying value of such loans at the time of the sale was not material.
•During 2024, the firm completed the sale of the GreenSky loan portfolio of $3.69 billion. During 2025, the firm sold the GM credit card program to another issuer. The net carrying value of this credit card loan portfolio at the time of the sale was $1.54 billion.
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

180	Goldman Sachs 2025 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The table below presents gross loans by an internally determined public rating agency equivalent or other credit metrics and the concentration of secured and unsecured loans.

$ in millions	Investment-Grade	Non-Investment- Grade	Other Metrics/Unrated	Total
As of December 2025
Accounting Method
Amortized cost	$149,682	$47,675	$15,554	$212,911
Fair value	595	1,025	3,285	4,905
Held for sale	695	1,578	19,793	22,066
Total	$150,972	$50,278	$38,632	$239,882
Loan Type
Corporate	$9,243	$21,432	$1	$30,676
Real estate:
Commercial	25,529	11,763	117	37,409
Residential	16,190	2,262	13,505	31,957
Securities-based	13,130	343	4,606	18,079
Other collateralized	84,179	14,231	589	98,999
Credit cards	–	–	19,742	19,742
Other	2,701	247	72	3,020
Total	$150,972	$50,278	$38,632	$239,882

Secured	94%	90%	49%	86%
Unsecured	6%	10%	51%	14%
Total	100%	100%	100%	100%
As of December 2024
Accounting Method
Amortized cost	$113,986	$45,595	$32,300	$191,881
Fair value	505	856	4,099	5,460
Held for sale	869	745	1,911	3,525
Total	$115,360	$47,196	$38,310	$200,866
Loan Type
Corporate	$8,601	$21,370	$1	$29,972
Real estate:
Commercial	18,175	11,514	100	29,789
Residential	10,227	3,375	12,367	25,969
Securities-based	12,662	320	3,495	16,477
Other collateralized	63,896	10,442	769	75,107
Credit cards	–	–	21,403	21,403
Other	1,799	175	175	2,149
Total	$115,360	$47,196	$38,310	$200,866

Secured	93%	90%	43%	83%
Unsecured	7%	10%	57%	17%
Total	100%	100%	100%	100%

In the table above:
•Substantially all residential real estate loans included in the other metrics/unrated category consists of loans extended to wealth management clients. As of both December 2025 and December 2024, substantially all of such loans had a loan-to-value ratio of less than 80% and were performing in accordance with the contractual terms. Additionally, as of both December 2025 and December 2024, the vast majority of such loans had a FICO credit score of greater than 740.
•The vast majority of securities-based loans included in the other metrics/unrated category had a loan-to-value ratio of less than 80% and were performing in accordance with the contractual terms as of both December 2025 and December 2024.
•For credit card loans included in the other metrics/unrated category, the evaluation of credit quality incorporates the borrower’s FICO credit score. FICO credit scores are periodically refreshed by the firm to assess the updated creditworthiness of the borrower. See “Vintage” below for information about credit card loans by FICO credit scores as of December 2024.
The firm also assigns a regulatory risk rating to its loans based on the definitions provided by the U.S. federal bank regulatory agencies. Total loans included 95% of loans as of December 2025 and 93% of loans as of December 2024 that were rated pass/non-criticized.

Goldman Sachs 2025 Form 10-K	181

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Vintage. The tables below present gross loans accounted for at amortized cost (excluding credit card loans) by an internally determined public rating agency equivalent or other credit metrics and origination year for term loans.

	As of December 2025
$ in millions	Investment- Grade	Non-Investment- Grade	Other Metrics/ Unrated	Total
2025	$2,153	$3,840	$–	$5,993
2024	623	1,645	–	2,268
2023	705	723	–	1,428
2022	680	838	–	1,518
2021	75	1,756	–	1,831
2020 or earlier	477	1,529	–	2,006
Revolving	4,419	9,881	1	14,301
Revolving converted to term	–	87	–	87
Corporate	9,132	20,299	1	29,432
2025	3,452	2,866	88	6,406
2024	3,653	1,058	–	4,711
2023	993	545	28	1,566
2022	858	1,225	1	2,084
2021	390	1,730	–	2,120
2020 or earlier	851	1,272	–	2,123
Revolving	14,440	2,523	–	16,963
Revolving converted to term	185	103	–	288
Commercial real estate	24,822	11,322	117	36,261
2025	1,242	274	2,692	4,208
2024	89	38	1,434	1,561
2023	90	–	1,155	1,245
2022	86	41	2,367	2,494
2021	15	74	2,453	2,542
2020 or earlier	–	19	307	326
Revolving	14,624	1,700	–	16,324
Residential real estate	16,146	2,146	10,408	28,700
2025	5	–	–	5
2024	1,750	38	–	1,788
2023	38	–	–	38
2022	5	–	–	5
Revolving	11,332	305	4,606	16,243
Securities-based	13,130	343	4,606	18,079
2025	10,064	4,475	135	14,674
2024	4,158	1,881	78	6,117
2023	2,355	735	93	3,183
2022	614	178	24	816
2021	725	233	48	1,006
2020 or earlier	590	63	44	697
Revolving	64,769	5,754	–	70,523
Revolving converted to term	503	–	–	503
Other collateralized	83,778	13,319	422	97,519
2025	618	56	–	674
2024	251	72	–	323
2023	81	11	–	92
2022	22	1	–	23
2021	22	–	–	22
2020 or earlier	–	3	–	3
Revolving	1,680	103	–	1,783
Other	2,674	246	–	2,920
Total	$149,682	$47,675	$15,554	$212,911
Percentage of total	70%	23%	7%	100%

	As of December 2024
$ in millions	Investment- Grade	Non-Investment- Grade	Other Metrics/ Unrated	Total
2024	$1,447	$2,545	$–	$3,992
2023	1,522	1,446	–	2,968
2022	727	2,084	1	2,812
2021	215	2,244	–	2,459
2020	102	1,287	–	1,389
2019 or earlier	376	1,910	–	2,286
Revolving	4,001	8,696	–	12,697
Revolving converted to term	–	86	–	86
Corporate	8,390	20,298	1	28,689
2024	2,988	1,669	27	4,684
2023	1,079	1,252	–	2,331
2022	1,018	1,664	–	2,682
2021	624	1,901	–	2,525
2020	273	766	–	1,039
2019 or earlier	972	738	18	1,728
Revolving	10,355	2,944	5	13,304
Revolving converted to term	201	405	–	606
Commercial real estate	17,510	11,339	50	28,899
2024	713	584	1,746	3,043
2023	224	9	1,414	1,647
2022	87	46	2,537	2,670
2021	21	122	2,598	2,741
2020	–	6	41	47
2019 or earlier	–	19	306	325
Revolving	9,182	2,588	–	11,770
Residential real estate	10,227	3,374	8,642	22,243
2024	1,528	78	16	1,622
2023	35	–	–	35
2022	5	–	–	5
2019 or earlier	–	22	–	22
Revolving	11,094	220	3,479	14,793
Securities-based	12,662	320	3,495	16,477
2024	5,033	2,009	151	7,193
2023	3,816	1,279	150	5,245
2022	910	144	42	1,096
2021	546	739	72	1,357
2020	854	566	26	1,446
2019 or earlier	196	45	25	266
Revolving	51,373	5,211	15	56,599
Revolving converted to term	710	96	–	806
Other collateralized	63,438	10,089	481	74,008
2024	257	73	–	330
2023	113	10	–	123
2022	36	6	–	42
2021	16	–	16	32
2020	–	2	–	2
Revolving	1,337	84	–	1,421
Other	1,759	175	16	1,950
Total	$113,986	$45,595	$12,685	$172,266
Percentage of total	66%	27%	7%	100%

182	Goldman Sachs 2025 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The table below presents gross credit card loans (which consist of revolving lines of credit) that were accounted for at amortized cost as of December 2024 by refreshed FICO credit scores. As of December 2025, the firm did not have credit card loans accounted for at amortized cost.

	As of December
$ in millions	2025		2024
Refreshed FICO credit score
Greater than or equal to 660	$–	–	$13,090	67%
Less than 660	–	–	6,525	33%
Total	$–	–	$19,615	100%
Credit Concentrations. The table below presents the concentration of gross loans by region.

$ in millions	Carrying Value	Americas	EMEA	Asia	Total
As of December 2025
Corporate	$30,676	66%	25%	9%	100%
Commercial real estate	37,409	76%	20%	4%	100%
Residential real estate	31,957	92%	7%	1%	100%
Securities-based	18,079	78%	22%	–	100%
Other collateralized	98,999	80%	18%	2%	100%
Credit cards	19,742	100%	–	–	100%
Other	3,020	97%	3%	–	100%
Total	$239,882	81%	16%	3%	100%
As of December 2024
Corporate	$29,972	66%	26%	8%	100%
Commercial real estate	29,789	78%	18%	4%	100%
Residential real estate	25,969	94%	5%	1%	100%
Securities-based	16,477	76%	24%	–	100%
Other collateralized	75,107	86%	12%	2%	100%
Credit cards	21,403	100%	–	–	100%
Other	2,149	96%	4%	–	100%
Total	$200,866	83%	14%	3%	100%
In the table above:
•EMEA represents Europe, Middle East and Africa.
•The top five industry concentrations for corporate loans as of December 2025 were 26% for technology, media & telecommunications, 18% for diversified industrials, 16% for real estate, 10% for consumer & retail and 8% for financial institutions.
•The top five industry concentrations for corporate loans as of December 2024 were 24% for technology, media & telecommunications, 16% for diversified industrials, 14% for real estate, 9% for financial institutions and 9% for healthcare.

Nonaccrual, Past Due and Modified Loans. Loans accounted for at amortized cost (other than credit card loans) are placed on nonaccrual status when it is probable that the firm will not collect all principal and interest due under the contractual terms, regardless of the delinquency status or if a loan is past due for 90 days or more, unless the loan is both well collateralized and in the process of collection. At that time, all accrued but uncollected interest is reversed against interest income and interest subsequently collected is recognized on a cash basis to the extent the loan balance is deemed collectible. Otherwise, all cash received is used to reduce the outstanding loan balance. A loan is considered past due when a principal or interest payment has not been made according to its contractual terms. Credit card loans were not placed on nonaccrual status and accrued interest until the loan was paid in full or was charged off.
The table below presents information about past due loans accounted for at amortized cost.

$ in millions	30-89 days	90 days or more	Total
As of December 2025
Corporate	$–	$32	$32
Commercial real estate	336	281	617
Residential real estate	3	19	22
Securities-based	2	–	2
Other collateralized	57	6	63
Other	–	34	34
Total	$398	$372	$770
Total divided by gross loans at amortized cost			0.4%

As of December 2024
Corporate	$–	$15	$15
Commercial real estate	186	286	472
Residential real estate	3	18	21
Securities-based	6	–	6
Other collateralized	–	5	5
Credit cards	417	456	873
Total	$612	$780	$1,392
Total divided by gross loans at amortized cost			0.7%

Goldman Sachs 2025 Form 10-K	183

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The table below presents information about nonaccrual loans accounted for at amortized cost.

	As of December
$ in millions	2025	2024
Corporate	$2,065	$1,977
Commercial real estate	1,079	800
Residential real estate	85	104
Securities-based	–	2
Other collateralized	121	757
Other	37	12
Total	$3,387	$3,652
Total divided by gross loans at amortized cost	1.6%	1.9%
In the table above:
•Nonaccrual loans included $756 million as of December 2025 and $322 million as of December 2024 of loans that were 30 days or more past due.
•Loans that were 90 days or more past due and still accruing were not material as of both December 2025 and December 2024.
•Allowance for loan losses as a percentage of total nonaccrual loans was 63.4% as of December 2025 and 127.8% as of December 2024.
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

The table below presents the carrying value of loans accounted for at amortized cost, as of both December 2025 and December 2024, that were modified during either 2025 or 2024.

	Year Ended December
$ in millions	2025	2024
Modified loans	$848	$1,208
In the table above:
•During 2025, loan modifications were primarily in the form of term and payment extensions and the impact of these modifications was not material. During 2024, loan modifications were primarily in the form of term extensions. These extensions increased the weighted average term for loans modified by 19 months.
•As of December 2025, substantially all of the modified loans were related to corporate and commercial real estate loans. Such modified loans represented less than 2% of corporate loans (at amortized cost) and approximately 1% of commercial real estate loans (at amortized cost).
•As of December 2024, substantially all of the modified loans were related to corporate, commercial real estate and credit card loans. Such modified loans represented approximately 2% of corporate loans (at amortized cost), and approximately 1% of both commercial real estate loans (at amortized cost) and credit card loans (at amortized cost).
•Lending commitments related to modified loans were $191 million as of December 2025 and were $156 million as of December 2024.
•During both 2025 and 2024, loans that defaulted after being modified were not material. The vast majority of the modified loans as of December 2025 and substantially all of the modified loans as of December 2024 were performing in accordance with the modified contractual terms.

184	Goldman Sachs 2025 Form 10-K

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
To determine the allowance for credit losses, the firm classifies its loans and lending commitments accounted for at amortized cost into wholesale and consumer portfolios. These portfolios represent the level at which the firm has developed and documented its methodology to determine the allowance for credit losses. The allowance for credit losses is measured on a collective basis for loans that exhibit similar risk characteristics using a modeled approach and on an asset-specific basis for loans that do not share similar risk characteristics. As of December 2025, as a result of transferring the Apple Card loan portfolio to held for sale, the firm no longer has any loans in the consumer portfolio that are subject to an allowance for credit losses.
The allowance for credit losses takes into account the weighted average of a range of forecasts of future economic conditions over the expected life of the loans and lending commitments. The expected life of each loan or lending commitment is determined based on the contractual term adjusted for extension options or demand features, or was modeled in the case of revolving credit card loans. The forecasts include multiple economic scenarios over a three-year period. For loans with expected lives beyond three years, the model reverts to historical loss information based on a non-linear modeled approach. The forecasted economic scenarios consider a number of risk factors relevant to the wholesale portfolio and, prior to December 2025, also considered risk factors relevant to the consumer portfolio, as described below. The firm applies judgment in weighting individual scenarios each quarter based on a variety of factors, including the firm’s internally derived economic outlook, market consensus, recent macroeconomic conditions and industry trends.
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
The table below presents gross loans and lending commitments accounted for at amortized cost by portfolio.

	As of December
	2025		2024
$ in millions	Loans	Lending Commitments	Loans	Lending Commitments
Wholesale
Corporate	$29,432	$179,236	$28,689	$156,562
Commercial real estate	36,261	7,109	28,899	4,969
Residential real estate	28,700	3,017	22,243	1,742
Securities-based	18,079	784	16,477	1,542
Other collateralized	97,519	47,741	74,008	33,136
Other	2,920	1,085	1,950	872
Consumer
Credit cards	–	–	19,615	63,781
Total	$212,911	$238,972	$191,881	$262,604
In the table above, wholesale loans included $3.39 billion as of December 2025 and $3.65 billion as of December 2024 of nonaccrual loans for which the allowance for credit losses was measured on an asset-specific basis. The allowance for credit losses on these loans was $975 million as of December 2025 and $735 million as of December 2024. These loans included $656 million as of December 2025 and $585 million as of December 2024 of loans which did not require a reserve as the loan was deemed to be recoverable.
See Note 18 for further information about lending commitments.

Goldman Sachs 2025 Form 10-K	185

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
Consumer. The allowance for credit losses for consumer loans that exhibit similar risk characteristics was calculated using a modeled approach which classified consumer loans into pools based on borrower-related and exposure-related characteristics that differentiate a pool’s risk characteristics from other pools. The factors considered in determining a pool were generally consistent with the risk characteristics used for internal credit risk measurement and management and included key metrics, such as FICO credit scores, delinquency status, loan vintage and macroeconomic indicators. The most significant inputs to the forecast model for consumer loans included unemployment rates and delinquency rates. The expected life of revolving credit card loans was determined by modeling expected future draws and the timing and amount of repayments allocated to the funded balance. The firm did not recognize an allowance for credit losses on credit card lending commitments as they are cancellable by the firm.
Credit card loans are charged off when they are 180 days past due.

Allowance for Credit Losses Rollforward
The table below presents information about the allowance for credit losses.

$ in millions	Wholesale	Consumer	Total
Year Ended December 2025
Allowance for loan losses
Beginning balance	$2,099	$2,567	$4,666
Charge-offs	(104)	(1,353)	(1,457)
Recoveries	42	165	207
Net (charge-offs)/recoveries	(62)	(1,188)	(1,250)
Provision	225	(1,379)	(1,154)
Other	(114)	–	(114)
Ending balance	$2,148	$–	$2,148

Allowance ratio	1.0%	–	1.0%
Net charge-off ratio	0.0%	6.1%	0.6%
Allowance for losses on lending commitments
Beginning balance	$674	$–	$674
Provision	52	–	52
Other	5	–	5
Ending balance	$731	$–	$731

Year Ended December 2024
Allowance for loan losses
Beginning balance	$2,576	$2,474	$5,050
Charge-offs	(169)	(1,471)	(1,640)
Recoveries	121	104	225
Net (charge-offs)/recoveries	(48)	(1,367)	(1,415)
Provision	(292)	1,540	1,248
Other	(137)	(80)	(217)
Ending balance	$2,099	$2,567	$4,666

Allowance ratio	1.2%	13.1%	2.4%
Net charge-off ratio	0.0%	7.6%	0.8%
Allowance for losses on lending commitments
Beginning balance	$620	$–	$620
Provision	56	–	56
Other	(2)	–	(2)
Ending balance	$674	$–	$674
In the table above:
•Other (within allowance for loan losses) primarily represented the reduction to the allowance related to loans transferred to held for sale.
•The allowance ratio is calculated by dividing the allowance for loan losses by gross loans accounted for at amortized cost.
•The net charge-off ratio is calculated by dividing net (charge-offs)/recoveries by average gross loans accounted for at amortized cost.

186	Goldman Sachs 2025 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Forecast Model Inputs as of December 2025
When modeling expected credit losses, the firm employs a weighted, multi-scenario forecast, which includes baseline, favorable and adverse economic scenarios. As of December 2025, this multi-scenario forecast was weighted towards the baseline and adverse economic scenarios.
The table below presents the forecasted U.S. unemployment and U.S. GDP growth rates used in the baseline economic scenario of the forecast model.

As of December 2025
U.S. unemployment rate
Forecast for the quarter ended:
June 2026	4.7%
December 2026	4.4%
June 2027	4.4%

U.S. GDP rate
Forecast for the year:
2026	1.9%
2027	1.8%
2028	1.9%
In the table above:
•U.S. unemployment rate represents the rate forecasted as of the respective quarter-end.
•U.S. GDP rate represents the year-over-year growth rate forecasted for the respective years.
The adverse economic scenario of the forecast model reflects a global recession, resulting in an economic contraction and rising unemployment rates. In this scenario, the U.S. unemployment rate peaks at 7.4% (during the first quarter of 2027) and the maximum decline in quarterly U.S. GDP relative to the fourth quarter of 2025 is 3.0% (which occurs during the fourth quarter of 2026).
In the multi-scenario forecast, the weighted average peak U.S. unemployment rate is 5.4% (during the first quarter of 2027) and the largest difference in quarterly U.S. GDP between the baseline scenario and the weighted average is 1.7% (which occurs during the second quarter of 2027).
While the U.S. unemployment and U.S. GDP growth rates are significant inputs to the forecast model, the model contemplates a variety of other inputs across a range of scenarios to provide a forecast of future economic conditions. Given the complex nature of the forecasting process, no single economic variable can be viewed in isolation and independently of other inputs.

Allowance for Credit Losses Commentary
Year Ended December 2025. The allowance for credit losses decreased by $2.46 billion during 2025, primarily related to a reserve release associated with the Apple Card loan portfolio upon transferring the Apple Card loans to held for sale.
Charge-offs for 2025 for wholesale loans (principally related to term loans originated in 2021) were primarily related to corporate loans and charge-offs for consumer loans were related to credit cards.
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

	Carrying Value	Estimated Fair Value
$ in millions		Level 2	Level 3	Total
As of December 2025
Amortized cost	$210,763	$113,861	$97,210	$211,071
Held for sale	$22,066	$21,383	$694	$22,077
As of December 2024
Amortized cost	$187,215	$99,790	$89,540	$189,330
Held for sale	$3,525	$2,928	$600	$3,528
See Note 4 for an overview of the firm’s fair value measurement policies, valuation techniques and significant inputs used to determine the fair value of loans, and Note 5 for information about loans within the fair value hierarchy.

Goldman Sachs 2025 Form 10-K	187

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
Hybrid financial instruments that are eligible to be accounted for at fair value under the fair value option are instruments which contain bifurcatable embedded derivatives and do not require settlement by physical delivery of nonfinancial assets (e.g., physical commodities). For such hybrid financial instruments, unless the firm has elected to account for the entire instrument at fair value under the fair value option, the embedded derivative is bifurcated from the associated host contract, the derivative is accounted for at fair value and the host contract is accounted for at amortized cost, adjusted for the effective portion of any fair value hedges.
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

	Year Ended December
$ in millions	2025	2024	2023
Unsecured short-term borrowings	$(4,616)	$(2,749)	$(4,341)
Unsecured long-term borrowings	(7,557)	(3,295)	(4,937)
Other	(1,069)	(356)	(513)
Total	$(13,242)	$(6,400)	$(9,791)
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

188	Goldman Sachs 2025 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Gains/(losses) on trading assets and liabilities accounted for at fair value under the fair value option are included in market making. See Note 6 for further information about gains/(losses) from market making. See Note 8 for information about gains/(losses) on equity securities and Note 5 for information about gains/(losses) on loans which are accounted for at fair value under the fair value option.
Long-Term Debt Instruments
The difference between the aggregate contractual principal amount and the related fair value of long-term other secured financings for which the fair value option was elected was not material as of both December 2025 and December 2024.
The aggregate contractual principal amount of unsecured long-term borrowings for which the fair value option was elected, exceeded the related fair value by $2.86 billion as of December 2025 and $4.23 billion as of December 2024.
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

	Year Ended December
$ in millions	2025	2024	2023
Pre-tax DVA	$(977)	$(351)	$(1,355)
After-tax DVA	$(676)	$(263)	$(1,015)
In the table above:
•After-tax DVA is included in debt valuation adjustment in the consolidated statements of comprehensive income.
•The gains/(losses) reclassified to market making in the consolidated statements of earnings from accumulated other comprehensive income/(loss) upon extinguishment of such financial liabilities were not material for each of 2025, 2024 and 2023.
Loans and Lending Commitments
The table below presents the difference between the aggregate fair value and the aggregate contractual principal amount for loans (included in trading assets and loans in the consolidated balance sheets) for which the fair value option was elected.

	As of December
$ in millions	2025	2024
Performing loans
Aggregate contractual principal in excess of fair value	$704	$965

Loans on nonaccrual status and/or more than 90 days past due
Aggregate contractual principal in excess of fair value	$1,359	$2,402
Aggregate fair value	$1,939	$1,454
In the table above, the aggregate contractual principal amount of loans on nonaccrual status and/or more than 90 days past due (which excludes loans carried at zero fair value and considered uncollectible) exceeds the related fair value primarily because the firm regularly purchases loans, such as distressed loans, at values significantly below the contractual principal amounts.
The total contractual amount of unfunded lending commitments for which the fair value option was elected was $944 million as of December 2025 and $568 million as of December 2024, and the related fair value of these lending commitments was not material as of both December 2025 and December 2024. See Note 18 for further information about lending commitments.
Impact of Credit Spreads on Loans and Lending Commitments
The estimated net loss attributable to changes in instrument-specific credit spreads on loans and lending commitments for which the fair value option was elected was not material for both 2025 and 2024, and was $125 million for 2023. The firm generally calculates the fair value of loans and lending commitments for which the fair value option is elected by discounting future cash flows at a rate which incorporates the instrument-specific credit spreads. For floating-rate loans and lending commitments, substantially all changes in fair value are attributable to changes in instrument-specific credit spreads, whereas for fixed-rate loans and lending commitments, changes in fair value are also attributable to changes in interest rates.

Goldman Sachs 2025 Form 10-K	189

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
Substantially all of the securities borrowed and loaned within Equities financing are recorded based on the amount of cash collateral advanced or received plus accrued interest. The firm also reviews such securities borrowed to determine if an allowance for credit losses should be recorded by taking into consideration the fair value of collateral received. As these agreements generally can be terminated on demand, they exhibit little, if any, sensitivity to changes in interest rates. Therefore, the carrying value of such agreements approximates fair value. As these agreements are not accounted for at fair value, they are not included in the firm’s fair value hierarchy in Notes 4 and 5. Had these agreements been included in the firm’s fair value hierarchy, they would have been classified in level 2 as of both December 2025 and December 2024.

190	Goldman Sachs 2025 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Offsetting Arrangements
The table below presents resale and repurchase agreements and securities borrowed and loaned transactions included in the consolidated balance sheets, as well as the amounts not offset in the consolidated balance sheets.

	Assets		Liabilities
$ in millions	Resale agreements	Securities borrowed	Repurchase agreements	Securities loaned
As of December 2025
Included in the consolidated balance sheets
Gross carrying value	$404,771	$226,145	$502,148	$71,581
Counterparty netting	(278,764)	(17,937)	(278,764)	(17,937)
Total	126,007	208,208	223,384	53,644

Amounts not offset	(119,721)	(200,301)	(219,533)	(53,434)
Total	$6,286	$7,907	$3,851	$210
As of December 2024
Included in the consolidated balance sheets
Gross carrying value	$313,924	$205,259	$408,242	$66,674
Counterparty netting	(133,862)	(10,614)	(133,862)	(10,614)
Total	180,062	194,645	274,380	56,060

Amounts not offset	(176,390)	(187,474)	(270,150)	(55,910)
Total	$3,672	$7,171	$4,230	$150
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
•Resale agreements included in the consolidated balance sheets of $126.01 billion as of December 2025 and $179.79 billion as of December 2024, and all repurchase agreements included in the consolidated balance sheets are carried at fair value under the fair value option. See Note 5 for further information about resale agreements and repurchase agreements accounted for at fair value.
•Securities borrowed included in the consolidated balance sheets of $51.58 billion as of December 2025 and $46.90 billion as of December 2024, and securities loaned included in the consolidated balance sheets of $12.00 billion as of December 2025 and $10.25 billion as of December 2024 were at fair value under the fair value option. See Note 5 for further information about securities borrowed and securities loaned accounted for at fair value.

Gross Carrying Value of Repurchase Agreements and Securities Loaned
The table below presents the gross carrying value of repurchase agreements and securities loaned by class of collateral pledged.

$ in millions	Repurchase agreements	Securities loaned
As of December 2025
Money market instruments	$395	$–
U.S. government and agency obligations	319,406	–
Non-U.S. government and agency obligations	141,625	1,416
Securities backed by commercial real estate	247	–
Securities backed by residential real estate	2,219	–
Corporate debt securities	13,281	186
State and municipal obligations	370	–
Other debt obligations	89	–
Equity securities	24,516	69,979
Total	$502,148	$71,581
As of December 2024
Money market instruments	$61	$–
U.S. government and agency obligations	276,341	–
Non-U.S. government and agency obligations	95,812	461
Securities backed by commercial real estate	407	–
Securities backed by residential real estate	1,154	–
Corporate debt securities	11,521	376
State and municipal obligations	573	–
Other debt obligations	289	–
Equity securities	22,084	65,837
Total	$408,242	$66,674
The table below presents the gross carrying value of repurchase agreements and securities loaned by maturity.

	As of December 2025
$ in millions	Repurchase agreements	Securities loaned
No stated maturity and overnight	$271,451	$42,252
2 - 30 days	111,507	1,129
31 - 90 days	42,884	2,662
91 days - 1 year	48,342	14,417
Greater than 1 year	27,964	11,121
Total	$502,148	$71,581
In the table above:
•Repurchase agreements and securities loaned that are repayable prior to maturity at the option of the firm are reflected at their contractual maturity dates.
•Repurchase agreements and securities loaned that are redeemable prior to maturity at the option of the holder are reflected at the earliest dates such options become exercisable.

Goldman Sachs 2025 Form 10-K	191

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
Other secured financings included nonrecourse arrangements. Nonrecourse other secured financings were $3.65 billion as of December 2025 and $3.74 billion as of December 2024.
The firm has elected to apply the fair value option to substantially all other secured financings because the use of fair value eliminates non-economic volatility in earnings that would arise from using different measurement attributes. See Note 5 for further information about other secured financings that are accounted for at fair value.
Other secured financings that are not recorded at fair value are recorded based on the amount of cash received plus accrued interest, which generally approximates fair value. As these financings are not accounted for at fair value, they are not included in the firm’s fair value hierarchy in Notes 4 and 5. Had these financings been included in the firm’s fair value hierarchy, they would have been primarily classified in level 3 as of both December 2025 and December 2024.
The table below presents information about other secured financings.

$ in millions	U.S. Dollar	Non-U.S. Dollar	Total
As of December 2025
Other secured financings:
Short-term	$12,152	$5,157	$17,309
Long-term	2,618	8,094	10,712
Total other secured financings	$14,770	$13,251	$28,021

Other secured financings collateralized by:
Financial instruments	$14,461	$11,081	$25,542
Other assets	$309	$2,170	$2,479
As of December 2024
Other secured financings:
Short-term	$16,333	$4,582	$20,915
Long-term	1,377	5,858	7,235
Total other secured financings	$17,710	$10,440	$28,150

Other secured financings collateralized by:
Financial instruments	$17,094	$8,644	$25,738
Other assets	$616	$1,796	$2,412

In the table above:
•Short-term other secured financings includes financings due to mature within one year of the financial statement date and financings that are redeemable within one year of the financial statement date at the option of the holder.
•Other secured financings included $5.53 billion as of December 2025 and $5.04 billion as of December 2024 of outstanding borrowings from the Federal Home Loan Bank.
•Other secured financings included $27.83 billion as of December 2025 and $27.99 billion as of December 2024 of financings accounted for at fair value under the fair value option.
•Other secured financings included $2.75 billion as of December 2025 and $2.50 billion as of December 2024 related to transfers of financial assets accounted for as financings rather than sales. Such financings were collateralized by financial assets, primarily included in trading assets, of $2.83 billion as of December 2025 and $2.50 billion as of December 2024.
•Other secured financings collateralized by financial instruments included $22.33 billion as of December 2025 and $24.39 billion as of December 2024 of other secured financings collateralized by trading assets, investments and loans, and included $3.21 billion as of December 2025 and $1.35 billion as of December 2024 of other secured financings collateralized by financial instruments received as collateral and repledged.
•U.S. dollar-denominated long-term other secured financings had a weighted average interest rate of 6.32% as of December 2025 and 7.16% as of December 2024. These rates include the effect of hedging activities and excludes other secured financings held at fair value under the fair value option.
•Non-U.S. dollar-denominated long-term other secured financings had a weighted average interest rate of 7.44% as of December 2025. This rate includes the effect of hedging activities and excludes other secured financings held at fair value under the fair value option.
•All U.S. dollar and non-U.S. dollar-denominated short-term other secured financings were held at fair value under the fair value option.

192	Goldman Sachs 2025 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The table below presents other secured financings by maturity.

As of
$ in millions	December 2025
Other secured financings (short-term)	$17,309
Other secured financings (long-term):
2027	7,080
2028	2,131
2029	218
2030	282
2031 - thereafter	1,001
Total other secured financings (long-term)	10,712
Total other secured financings	$28,021
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

	As of December
$ in millions	2025	2024
Collateral available to be delivered or repledged	$1,312,079	$1,038,740
Collateral that was delivered or repledged	$1,119,825	$912,863

The table below presents information about assets pledged.

	As of December
$ in millions	2025	2024
Pledged to counterparties that had the right to deliver or repledge
Trading assets	$158,641	$148,417

Pledged to counterparties that did not have the right to deliver or repledge
Trading assets	$193,326	$173,254
Investments	$22,394	$8,712
Loans	$12,939	$12,065
Other assets	$664	$1,590
The firm also segregates securities for regulatory and other purposes related to client activity. Such securities are segregated from trading assets and investments, as well as from securities received as collateral under resale agreements and securities borrowed transactions. Securities segregated by the firm were $41.45 billion as of December 2025 and $64.21 billion as of December 2024.
Note 12.
Other Assets
The table below presents other assets by type.

	As of December
$ in millions	2025	2024
Property, leasehold improvements and equipment	$7,474	$8,024
Goodwill	5,949	5,853
Identifiable intangible assets	842	847
Operating lease right-of-use assets	2,050	1,967
Income tax-related assets	11,332	9,131
Miscellaneous receivables and other	8,565	8,365
Total	$36,212	$34,187
Property, Leasehold Improvements and Equipment
Property, leasehold improvements and equipment is net of accumulated depreciation and amortization of $15.17 billion as of December 2025 and $13.64 billion as of December 2024. Property, leasehold improvements and equipment included $6.55 billion as of December 2025 and $6.57 billion as of December 2024 that the firm uses in connection with its operations. Substantially all of the remainder is held by investment entities, including VIEs, consolidated by the firm. Substantially all property and equipment is depreciated on a straight-line basis over the useful life of the asset. Leasehold improvements are amortized on a straight-line basis over the shorter of the useful life of the improvement or the term of the lease. Capitalized costs of software developed or obtained for internal use are amortized on a straight-line basis over three years.

Goldman Sachs 2025 Form 10-K	193

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The firm tests property, leasehold improvements and equipment for impairment when events or changes in circumstances suggest that an asset’s or asset group’s carrying value may not be fully recoverable. To the extent the carrying value of an asset or asset group exceeds the projected undiscounted cash flows expected to result from the use and eventual disposal of the asset or asset group, the firm determines the asset or asset group is impaired and records an impairment equal to the difference between the estimated fair value and the carrying value of the asset or asset group. In addition, the firm will recognize an impairment prior to the sale of an asset or asset group if the carrying value of the asset or asset group exceeds its estimated fair value. Any impairments recognized are included in depreciation and amortization. The firm had impairments of $184 million during 2025 and $228 million during 2024, substantially all related to commercial real estate included in CIEs within Asset & Wealth Management. During 2023, the firm had impairments of $1.46 billion related to commercial real estate included in CIEs within Asset & Wealth Management and $118 million related to capitalized software substantially all within Platform Solutions and Asset & Wealth Management.
Goodwill
Goodwill is the cost of acquired companies in excess of the fair value of net assets, including identifiable intangible assets, at the acquisition date.
The table below presents the carrying value of goodwill by reporting unit.

	As of December
$ in millions	2025	2024
Global Banking & Markets:
Investment banking	$267	$267
FICC	269	269
Equities	2,647	2,647
Asset & Wealth Management:
Asset management	1,457	1,361
Wealth management	1,309	1,309
Total	$5,949	$5,853
The increase in the carrying value of goodwill within Asset & Wealth Management from December 2024 to December 2025 reflected the impact of foreign currency translation adjustments.

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
During the fourth quarter of 2025, goodwill was tested for impairment using a quantitative test. The estimated fair value of each of the reporting units with goodwill exceeded its respective carrying value, and therefore, goodwill was not impaired. The estimated fair value of each reporting unit with goodwill was based on valuation techniques the firm believes market participants would use to value these reporting units. Estimated fair values are generally derived from utilizing a relative value technique, which applies observable price-to-earnings multiples or price-to-book multiples of comparable competitors to the reporting units’ net earnings or net book value. The carrying value of each reporting unit reflects an allocation of total shareholders’ equity and represents the estimated amount of total shareholders’ equity required to support the activities of the reporting unit under currently applicable regulatory capital requirements.
Subsequent to the annual assessment of goodwill for impairment, the firm made certain changes to its business segments in the fourth quarter of 2025. These changes did not result in the firm reassigning any goodwill between reporting units and, based on a qualitative assessment performed, did not affect the determination of the results of the annual assessment for impairment.

194	Goldman Sachs 2025 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Identifiable Intangible Assets
The table below presents information about identifiable intangible assets.

	As of December
$ in millions	2025	2024
Gross carrying value	$2,320	$2,269
Accumulated amortization	(1,478)	(1,422)
Net carrying value	$842	$847
In the table above, substantially all of the firm’s identifiable intangible assets consist of customer lists, have finite useful lives and are amortized over their estimated useful lives generally using the straight-line method.
The tables below present information about the amortization of identifiable intangible assets.

	Year Ended December
$ in millions	2025	2024	2023
Amortization	$83	$176	$681
In the table above, amortization for 2024 included a $72 million write-down in connection with the classification of the GM credit card program (included within Platform Solutions) as held for sale in 2024. Amortization for 2023 included a $506 million write-down related to GreenSky. The write-down is included in depreciation and amortization.

As of
$ in millions	December 2025
Estimated future amortization
2026	$79
2027	$79
2028	$78
2029	$78
2030	$78
The firm tests identifiable intangible assets for impairment when events or changes in circumstances suggest that an asset’s or asset group’s carrying value may not be fully recoverable. To the extent the carrying value of an asset or asset group exceeds the projected undiscounted cash flows expected to result from the use and eventual disposal of the asset or asset group, the firm determines the asset or asset group is impaired and records an impairment equal to the difference between the estimated fair value and the carrying value of the asset or asset group. In addition, the firm will recognize an impairment prior to the sale of an asset or asset group if the carrying value of the asset or asset group exceeds its estimated fair value. Other than as noted above, there were no material impairments or write-downs during each of 2025, 2024 and 2023.

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
An operating lease right-of-use asset is initially determined based on the operating lease liability, adjusted for initial direct costs, lease incentives and amounts paid at or prior to lease commencement. This amount is then amortized over the lease term. Right-of-use assets and operating lease liabilities recognized (in non-cash transactions for leases entered into or assumed) by the firm were $319 million for 2025, $167 million for 2024 and $333 million for 2023. See Note 15 for information about operating lease liabilities.
For leases where the firm will derive no economic benefit from leased space that it has vacated or where the firm has shortened the term of a lease when space is no longer needed, the firm will record an impairment or accelerated amortization of right-of-use assets. There were no material impairments or accelerated amortizations during each of 2025, 2024 and 2023.
Miscellaneous Receivables and Other
Miscellaneous receivables and other included:
•Investments in qualified affordable housing and renewable energy projects of $4.12 billion as of December 2025 and $3.46 billion as of December 2024. The firm receives tax credits for such investments. See Note 17 for further information about these investments.
•Assets classified as held for sale of $124 million as of December 2025 and $517 million as of December 2024 primarily related to certain of the firm’s consolidated investments within Asset & Wealth Management. Substantially all of these assets consisted of property and equipment and were included in miscellaneous receivables and other within other assets. See Note 9 for further information about the GM credit card and Apple Card loans that were classified as held for sale.

Goldman Sachs 2025 Form 10-K	195

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 13.
Deposits
The table below presents information about deposits.

	As of December
$ in millions	2025	2024
U.S. offices	$389,929	$341,711
Non-U.S. offices	111,493	91,302
Total	$501,422	$433,013
In the table above:
•Deposits include savings, demand and time deposits.
•All U.S. deposits were held at Goldman Sachs Bank USA (GS Bank USA). Substantially all non-U.S. deposits were held at Goldman Sachs International Bank (GSIB) and Goldman Sachs Bank Europe SE (GSBE).
•Substantially all deposits are interest-bearing.
The table below presents maturities of time deposits held in U.S. and non-U.S. offices.

	As of December 2025
$ in millions	U.S.	Non-U.S.	Total
2026	$111,797	$46,986	$158,783
2027	14,520	539	15,059
2028	3,942	211	4,153
2029	2,811	212	3,023
2030	2,427	60	2,487
2031 - thereafter	1,757	8	1,765
Total	$137,254	$48,016	$185,270
In the table above:
•The aggregate amount of time deposits in denominations that met or exceeded the applicable insurance limits, or were otherwise not covered by insurance, were $35.25 billion in U.S. deposits and $46.14 billion in non-U.S. deposits.
•Time deposits included $76.57 billion as of December 2025 and $44.86 billion as of December 2024 of deposits accounted for at fair value under the fair value option. See Note 10 for further information about deposits accounted for at fair value.
The firm’s savings and demand deposits are recorded based on the amount of cash received plus accrued interest, which approximates fair value. In addition, the firm designates certain derivatives as fair value hedges to convert a portion of its time deposits not accounted for at fair value from fixed-rate obligations into floating-rate obligations. The carrying value of time deposits not accounted for at fair value approximated fair value as of both December 2025 and December 2024. As these savings and demand deposits and time deposits are not accounted for at fair value, they are not included in the firm’s fair value hierarchy in Notes 4 and 5. Had these deposits been included in the firm’s fair value hierarchy, they would have been classified in level 2 as of both December 2025 and December 2024.
Note 14.
Unsecured Borrowings
The table below presents information about unsecured borrowings.

	As of December
$ in millions	2025	2024
Unsecured short-term borrowings	$70,459	$69,709
Unsecured long-term borrowings	285,500	242,634
Total	$355,959	$312,343
Unsecured Short-Term Borrowings
Unsecured short-term borrowings includes $30.52 billion (including $15.49 billion issued by Group Inc.) as of December 2025 and $38.52 billion (including $20.35 billion issued by Group Inc.) as of December 2024 of unsecured long-term borrowings that are due to mature within one year of the financial statement date and unsecured long-term borrowings that are redeemable within one year of the financial statement date at the option of the holder. The vast majority of the remaining unsecured short-term borrowings consist of hybrid financial instruments which are accounted for at fair value under the fair value option. See Note 10 for further information about unsecured short-term borrowings that are accounted for at fair value.
The firm designates certain derivatives as fair value hedges to convert a portion of its unsecured short-term borrowings not accounted for at fair value from fixed-rate obligations into floating-rate obligations.
The carrying value of unsecured short-term borrowings for which the firm did not elect the fair value option generally approximates fair value due to the short-term nature of the obligations. As these unsecured short-term borrowings are not accounted for at fair value, they are not included in the firm’s fair value hierarchy in Notes 4 and 5. Had these borrowings been included in the firm’s fair value hierarchy, substantially all would have been classified in level 2 as of both December 2025 and December 2024.
The weighted average interest rates for unsecured short-term borrowings was 4.34% as of December 2025 and 5.87% as of December 2024. These rates include the effect of hedging activities and exclude unsecured short-term borrowings accounted for at fair value under the fair value option. See Note 7 for further information about hedging activities.

196	Goldman Sachs 2025 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Unsecured Long-Term Borrowings
The table below presents information about unsecured long-term borrowings.

$ in millions	U.S. Dollar	Non-U.S. Dollar	Total
As of December 2025
Group Inc.	$151,533	$38,036	$189,569
Subsidiaries	61,028	34,903	95,931
Total	$212,561	$72,939	$285,500
As of December 2024
Group Inc.	$134,094	$33,429	$167,523
Subsidiaries	49,747	25,364	75,111
Total	$183,841	$58,793	$242,634
In the table above:
•Unsecured long-term borrowings consists principally of senior borrowings, which have maturities extending through 2070.
•Unsecured long-term borrowings included $112.68 billion as of December 2025 and $89.19 billion as of December 2024 of borrowings accounted for at fair value under the fair value option. Substantially all such borrowings consist of hybrid financial instruments, which primarily includes equity- and interest rate-linked instruments. The carrying value of unsecured long-term borrowings for which the firm did not elect the fair value option was $172.82 billion as of December 2025 and $153.44 billion as of December 2024. The estimated fair value of such unsecured long-term borrowings was $177.67 billion as of December 2025 and $156.31 billion as of December 2024. As these borrowings are not accounted for at fair value, they are not included in the firm’s fair value hierarchy in Notes 4 and 5. Had these borrowings been included in the firm’s fair value hierarchy, substantially all would have been classified in level 2 as of both December 2025 and December 2024.
•The vast majority of unsecured long-term borrowings consists of fixed-rate obligations.
•U.S. dollar-denominated borrowings had interest rates ranging from 1.43% to 6.75% (with a weighted average rate of 4.32%) as of December 2025 and 0.86% to 6.75% (with a weighted average rate of 4.10%) as of December 2024. These rates exclude unsecured long-term borrowings accounted for at fair value under the fair value option.
•Non-U.S. dollar-denominated borrowings had interest rates ranging from 0.25% to 7.25% (with a weighted average rate of 2.22%) as of December 2025 and 0.25% to 7.25% (with a weighted average rate of 2.04%) as of December 2024. These rates exclude unsecured long-term borrowings accounted for at fair value under the fair value option.

•Total unsecured long-term borrowings had interest rates ranging from 0.25% to 7.25% (with a weighted average rate of 3.92%) as of December 2025 and 0.25% to 7.25% (with a weighted average rate of 3.76%) as of December 2024. These rates exclude unsecured long-term borrowings accounted for at fair value under the fair value option.
The firm designates certain derivatives as fair value hedges to convert a portion of fixed-rate unsecured long-term borrowings not accounted for at fair value into floating-rate obligations. As of both December 2025 and December 2024, after giving effect to such hedges, the vast majority of unsecured long-term borrowings consisted of floating-rate obligations and had weighted average interest rates of 4.92% as of December 2025 and 5.72% as of December 2024. These rates exclude unsecured long-term borrowings accounted for at fair value under the fair value option. See Note 7 for further information about hedging activities.
The table below presents unsecured long-term borrowings by maturity.

	As of December 2025
$ in millions	Group Inc.	Subsidiaries	Total
2027	$24,344	$25,755	$50,099
2028	25,370	14,400	39,770
2029	24,468	12,029	36,497
2030	20,817	14,609	35,426
2031 - thereafter	94,570	29,138	123,708
Total	$189,569	$95,931	$285,500
In the table above:
•Unsecured long-term borrowings due to mature within one year of the financial statement date and unsecured long-term borrowings that are redeemable within one year of the financial statement date at the option of the holder are excluded as they are included in unsecured short-term borrowings.
•Unsecured long-term borrowings that are repayable prior to maturity at the option of the firm are reflected at their contractual maturity dates.
•Unsecured long-term borrowings that are redeemable prior to maturity at the option of the holder are reflected at the earliest dates such options become exercisable.
•Unsecured long-term borrowings included $(7.56) billion of adjustments to the carrying value of certain unsecured long-term borrowings resulting from the application of hedge accounting by year of maturity as follows: $(443) million in 2027, $(484) million in 2028, $(555) million in 2029, $(567) million in 2030 and $(5.51) billion in 2031 and thereafter.

Goldman Sachs 2025 Form 10-K	197

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Subordinated Borrowings
Unsecured long-term borrowings includes subordinated debt and junior subordinated debt. Subordinated debt that matures within one year is included in unsecured short-term borrowings. Junior subordinated debt is junior in right of payment to other subordinated borrowings, which are junior to senior borrowings. Subordinated debt had maturities ranging from 2026 to 2045 as of December 2025 and 2025 to 2045 as of December 2024.
The table below presents information about subordinated borrowings.

$ in millions	Par Amount	Carrying Value	Rate
As of December 2025
Subordinated debt	$10,096	$9,413	6.12%
Junior subordinated debt	968	1,026	5.58%
Total	$11,064	$10,439	6.07%
As of December 2024
Subordinated debt	$12,131	$11,217	6.89%
Junior subordinated debt	968	1,004	5.88%
Total	$13,099	$12,221	6.82%
In the table above:
•The par amount of subordinated debt issued by Group Inc. was $10.10 billion as of December 2025 and $12.13 billion as of December 2024, and the carrying value of subordinated debt issued by Group Inc. was $9.41 billion as of December 2025 and $11.22 billion as of December 2024.
•The rate is the weighted average interest rate for these borrowings (excluding borrowings accounted for at fair value under the fair value option), including the effect of fair value hedges used to convert fixed-rate obligations into floating-rate obligations. See Note 7 for further information about hedging activities.

Junior Subordinated Debt
In 2004, Group Inc. issued $2.84 billion of junior subordinated debt to Goldman Sachs Capital I, a Delaware statutory trust. Goldman Sachs Capital I issued $2.75 billion of guaranteed preferred beneficial interests (Trust Preferred securities) to third parties and $85 million of common beneficial interests to Group Inc. As of both December 2025 and December 2024, the outstanding par amount of junior subordinated debt held by Goldman Sachs Capital I was $968 million and the outstanding par amount of Trust Preferred securities and common beneficial interests issued by Goldman Sachs Capital I was $939 million and $29 million, respectively. Goldman Sachs Capital I is a wholly-owned finance subsidiary of the firm for regulatory and legal purposes but is not consolidated for accounting purposes.
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

198	Goldman Sachs 2025 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 15.
Other Liabilities
The table below presents other liabilities by type.

	As of December
$ in millions	2025	2024
Compensation and benefits	$10,231	$8,770
Income tax-related liabilities	4,223	3,544
Operating lease liabilities	2,170	2,062
Noncontrolling interests	446	417
Accrued expenses and other	10,431	9,427
Total	$27,501	$24,220
Beginning in the fourth quarter of 2025, employee interests in consolidated funds have been aggregated within the noncontrolling interests line item, as such employee interests were not material. Prior period amounts have been conformed to the current presentation.
Operating Lease Liabilities
For leases longer than one year, the firm recognizes a right-of-use asset representing the right to use the underlying asset for the lease term, and a lease liability representing the liability to make payments. See Note 12 for information about operating lease right-of-use assets.
The table below presents information about operating lease liabilities.

$ in millions	Operating lease liabilities
As of December 2025
2026	$381
2027	348
2028	307
2029	269
2030	201
2031 - thereafter	1,326
Total undiscounted lease payments	2,832
Imputed interest	(662)
Total operating lease liabilities	$2,170

Weighted average remaining lease term	11 years
Weighted average discount rate	4.34%
As of December 2024
2025	$295
2026	315
2027	278
2028	252
2029	225
2030 - thereafter	1,298
Total undiscounted lease payments	2,663
Imputed interest	(601)
Total operating lease liabilities	$2,062

Weighted average remaining lease term	12 years
Weighted average discount rate	4.25%
In the table above, the weighted average discount rate represents the firm’s incremental borrowing rate as of the date of adoption of ASU No. 2016-02, “Leases (Topic 842),” for operating leases existing on the date of adoption and as of the lease inception date for leases entered into subsequent to the adoption of this ASU.

Operating lease costs were $475 million for 2025, $473 million for 2024 and $484 million for 2023. Variable lease costs, which are included in operating lease costs, were not material for each of 2025, 2024 and 2023. Total occupancy expenses for space held in excess of the firm’s current requirements were not material for each of 2025, 2024 and 2023.
Lease payments relating to operating lease arrangements that were signed but had not yet commenced were $1.13 billion as of December 2025.
Accrued Expenses and Other
Accrued expenses and other included:
•Liabilities classified as held for sale were not material as of both December 2025 and December 2024. See Note 12 for further information about assets held for sale.
•Contract liabilities, which represent consideration received by the firm in connection with its contracts with clients prior to providing the service, were $132 million as of December 2025 and were not material as of December 2024.
•Accrued unfunded commitments related to investments in qualified affordable housing and renewable energy projects were $2.57 billion as of December 2025 and $2.15 billion as of December 2024. See Note 17 for further information about these investments.

Goldman Sachs 2025 Form 10-K	199

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

	Year Ended December
$ in millions	2025	2024	2023
Residential mortgages	$55,717	$33,210	$20,276
Commercial mortgages	23,512	7,238	4,446
Other financial assets	3,965	2,782	5,951
Total financial assets securitized	$83,194	$43,230	$30,673
Retained interests cash flows	$783	$722	$493
The firm securitized assets of $762 million during 2025, $364 million during 2024 and $369 million during 2023, in a non-cash exchange for loans and investments.
The table below presents information about nonconsolidated securitization entities to which the firm sold assets and had continuing involvement as of the end of the period.

$ in millions	Outstanding Principal Amount	Retained Interests	Purchased Interests
As of December 2025
U.S. government agency-issued CMOs	$62,433	$3,169	$–
Other residential mortgage-backed	38,605	1,630	37
Other commercial mortgage-backed	77,967	1,148	39
Corporate debt and other asset-backed	13,904	511	14
Total	$192,909	$6,458	$90
As of December 2024
U.S. government agency-issued CMOs	$34,049	$3,053	$–
Other residential mortgage-backed	33,069	1,357	14
Other commercial mortgage-backed	59,562	945	57
Corporate debt and other asset-backed	12,059	493	5
Total	$138,739	$5,848	$76
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
•Substantially all of the total outstanding principal amount and total retained interests relate to securitizations during 2019 and thereafter.
•The fair value of retained interests was $6.37 billion as of December 2025 and $5.78 billion as of December 2024.

200	Goldman Sachs 2025 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

In addition to the interests in the table above, the firm had other continuing involvement in the form of derivative transactions and commitments with certain nonconsolidated VIEs. The carrying value of these derivatives and commitments was a net asset of $1.48 billion as of December 2025 and $847 million as of December 2024, and the notional amount of these derivatives and commitments was $4.13 billion as of December 2025 and $2.78 billion as of December 2024. The notional amounts of these derivatives and commitments are included in maximum exposure to loss in the nonconsolidated VIE table in Note 17. Additionally, the firm provided seller financing of $340 million (in connection with the sale of $425 million of loans) during 2025 and approximately $2.12 billion (in connection with the sale of $4.44 billion of loans) during 2024. The principal and interest repayments received from the seller financings were $596 million for 2025, $2.85 billion for 2024 and $1.00 billion for 2023. The total outstanding principal amount of seller financings were $1.18 billion as of December 2025 and $1.32 billion as of December 2024.
The table below presents information about the weighted average key economic assumptions used in measuring the fair value of mortgage-backed retained interests.

	As of December
$ in millions	2025	2024
Fair value of retained interests	$5,865	$5,292
Weighted average life (years)	6.2	6.1
Constant prepayment rate	12.4%	10.0%
Impact of 10% adverse change	$(53)	$(57)
Impact of 20% adverse change	$(102)	$(110)
Discount rate	8.6%	7.8%
Impact of 10% adverse change	$(171)	$(136)
Impact of 20% adverse change	$(331)	$(281)

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
The firm had other retained interests not reflected in the table above with a fair value of $506 million and a weighted average life of 4.1 years as of December 2025, and a fair value of $491 million and a weighted average life of 5.0 years as of December 2024. Due to the nature and fair value of certain of these retained interests, the weighted average assumptions for constant prepayment and discount rates and the related sensitivity to adverse changes were not meaningful as of both December 2025 and December 2024. The firm’s maximum exposure to adverse changes in the value of these interests was the carrying value of $511 million as of December 2025 and $493 million as of December 2024.

Goldman Sachs 2025 Form 10-K	201

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
Tax Credit, Credit-Related, Real Estate and Other Investing VIEs. The firm makes equity investments in VIEs that invest in qualified affordable housing and renewable energy projects designed to generate a return through the realization of tax credits and related tax benefits. The firm also purchases equity and debt securities issued by and makes loans to VIEs that hold real estate, performing and nonperforming debt, distressed loans and equity securities. In addition, the firm makes equity investments in certain investment fund VIEs it manages and is entitled to receive fees from these VIEs. The firm generally does not sell assets to, or enter into derivatives with, these VIEs.
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

202	Goldman Sachs 2025 Form 10-K

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
Nonconsolidated VIEs
The table below presents a summary of the nonconsolidated VIEs in which the firm holds variable interests.

	As of December
$ in millions	2025	2024
Total nonconsolidated VIEs
Assets in VIEs	$271,331	$206,500
Carrying value of variable interests — assets	$17,746	$16,710
Carrying value of variable interests — liabilities	$3,016	$2,754
Maximum exposure to loss:
Retained interests	$6,458	$5,848
Purchased interests	681	767
Commitments and guarantees	6,239	5,034
Derivatives	9,445	8,974
Debt and equity	6,284	6,878
Total	$29,107	$27,501
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

The table below presents information, by principal business activity, for nonconsolidated VIEs included in the summary table above.

	As of December
$ in millions	2025	2024
Mortgage-backed
Assets in VIEs	$180,240	$128,378
Carrying value of variable interests — assets	$6,094	$5,618
Maximum exposure to loss:
Retained interests	$5,947	$5,355
Purchased interests	147	263
Derivatives	1	1
Total	$6,095	$5,619

Tax credit, credit-related, real estate and other investing
Assets in VIEs	$67,290	$55,311
Carrying value of variable interests — assets	$7,073	$6,978
Carrying value of variable interests — liabilities	$2,587	$2,315
Maximum exposure to loss:
Commitments and guarantees	$5,376	$4,138
Debt and equity	4,494	4,831
Total	$9,870	$8,969

Corporate debt and other asset-backed
Assets in VIEs	$23,801	$22,811
Carrying value of variable interests — assets	$4,579	$4,114
Carrying value of variable interests — liabilities	$429	$439
Maximum exposure to loss:
Retained interests	$511	$493
Purchased interests	534	504
Commitments and guarantees	863	896
Derivatives	9,444	8,973
Debt and equity	1,790	2,047
Total	$13,142	$12,913
As of both December 2025 and December 2024, the carrying values of the firm’s variable interests in nonconsolidated VIEs are included in the consolidated balance sheets as follows:
•Mortgage-backed: Assets primarily included in trading assets and loans.
•Tax credit, credit-related, real estate and other investing: Assets primarily included in investments and other assets, and liabilities included in trading liabilities and other liabilities.
•Corporate debt and other asset-backed: Assets included in loans and trading assets, and liabilities included in trading liabilities.

Goldman Sachs 2025 Form 10-K	203

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

	As of December
$ in millions	2025	2024
Carrying value of investments	$4,123	$3,456
In the table above, investments included $2.57 billion as of December 2025 and $2.15 billion as of December 2024 of accrued unfunded commitments. As of December 2025, a majority of such accrued unfunded commitments were expected to be funded by year-end 2027.
The table below presents information about the amortization and income tax credits and other income tax benefits related to investments in qualified affordable housing and renewable energy projects that met the criteria of the proportional amortization method of accounting.

	Year Ended December
$ in millions	2025	2024	2023
Amortization	$440	$381	$301
Tax credits and other benefits	$520	$452	$370
Investments in qualified affordable housing projects that did not meet the criteria for the proportional amortization method of accounting were not material as of both December 2025 and December 2024.

The firm’s existing investments in renewable energy projects that receive production tax credits were not eligible for transition to the proportional amortization method of accounting upon adoption of ASU No. 2023-02. Such investments were $1.17 billion as of December 2025 and $1.39 billion as of December 2024, were included in investments in the consolidated balance sheets and were accounted for at fair value under the fair value option.
Consolidated VIEs
The table below presents a summary of the carrying value and balance sheet classification of assets and liabilities in consolidated VIEs.

	As of December
$ in millions	2025	2024
Total consolidated VIEs
Assets
Cash and cash equivalents	$49	$172
Customer and other receivables	1	325
Trading assets	112	95
Investments	347	170
Loans	–	9
Other assets	71	69
Total	$580	$840

Liabilities
Other secured financings	$643	$661
Customer and other payables	7	7
Unsecured short-term borrowings	5	5
Unsecured long-term borrowings	14	15
Other liabilities	212	165
Total	$881	$853
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
•Substantially all assets can only be used to settle obligations of the VIE.

204	Goldman Sachs 2025 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The table below presents information, by principal business activity, for consolidated VIEs included in the summary table above.

	As of December
$ in millions	2025	2024
Assets
Real estate and other investing	$466	$283
Corporate debt and other asset-backed	23	155
Principal-protected notes	91	402
Total	$580	$840

Liabilities
Real estate and other investing	$221	$176
Corporate debt and other asset-backed	298	334
Principal-protected notes	362	343
Total	$881	$853
In the table above:
•Beginning in the fourth quarter of 2025, as the balances of assets and liabilities of consolidated VIEs have decreased during the year, the amounts have been summarized by principal business activity rather than disclosed on a disaggregated basis by balance sheet line item. Prior period amounts have been conformed to the current presentation.
•Creditors and beneficial interest holders of real estate and other investing VIEs do not have recourse to the general credit of the firm.

Note 18.
Commitments, Contingencies and Guarantees
Commitments
The table below presents commitments by type.

	As of December
$ in millions	2025	2024
Commitment Type
Commercial lending:
Investment-grade	$154,598	$124,001
Non-investment-grade	81,407	67,755
Warehouse financing	16,349	13,587
Credit cards	70,823	78,099
Total lending	323,177	283,442
Risk participations	8,435	5,014
Collateralized agreement	103,188	95,282
Collateralized financing	43,206	49,333
Investment	9,721	5,832
Other	9,392	8,223
Total commitments	$497,119	$447,126
The table below presents commitments by expiration.

	As of December 2025
		2027 -	2029 -	2031 -
$ in millions	2026	2028	2030	Thereafter
Commitment Type
Commercial lending:
Investment-grade	$21,573	$51,812	$75,375	$5,838
Non-investment-grade	5,884	22,835	34,679	18,009
Warehouse financing	1,525	8,488	4,957	1,379
Credit cards	70,823	–	–	–
Total lending	99,805	83,135	115,011	25,226
Risk participations	360	1,856	6,139	80
Collateralized agreement	102,682	506	–	–
Collateralized financing	43,104	102	–	–
Investment	5,964	768	179	2,810
Other	9,063	328	–	1
Total commitments	$260,978	$86,695	$121,329	$28,117
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

Goldman Sachs 2025 Form 10-K	205

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The table below presents information about lending commitments.

	As of December
$ in millions	2025	2024
Held for investment	$238,972	$262,604
Held for sale	82,558	20,258
At fair value	1,647	580
Total	$323,177	$283,442
In the table above:
•Held for investment lending commitments are accounted for at amortized cost. The carrying value of lending commitments was a liability of $1.04 billion (including allowance for credit losses of $731 million) as of December 2025 and $929 million (including allowance for credit losses of $674 million) as of December 2024. The estimated fair value of such lending commitments was a liability of $6.03 billion as of December 2025 and $4.84 billion as of December 2024. Had these lending commitments been carried at fair value and included in the fair value hierarchy, $3.44 billion as of December 2025 and $2.44 billion as of December 2024 would have been classified in level 2, and $2.59 billion as of December 2025 and $2.40 billion as of December 2024 would have been classified in level 3.
•Held for sale lending commitments are accounted for at the lower of cost or fair value. The carrying value of lending commitments held for sale were not material as of both December 2025 and December 2024. The estimated fair value of such lending commitments approximates the carrying value. Had these lending commitments been included in the fair value hierarchy, they would have been primarily classified in level 2 as of December 2025 and primarily classified in level 3 as of December 2024.
•Gains or losses related to lending commitments at fair value, if any, are generally recorded net of any fees in other principal transactions.

Commercial Lending. The firm’s commercial lending commitments were primarily extended to investment-grade corporate borrowers. Such commitments primarily related to relationship lending activities (principally used for operating and general corporate purposes) and other investment banking activities (generally extended for contingent acquisition financing and are often intended to be short-term in nature, as borrowers often seek to replace them with other funding sources). The firm also extends lending commitments in connection with commercial real estate financing and other collateralized lending. See Note 9 for further information about funded loans.
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
Credit Cards. The firm provides credit to consumers by issuing credit card lines. These credit card lines are cancellable by the firm. As of December 2025, credit card lines were classified as held for sale in connection with the planned transition of the Apple Card program. As of December 2024, credit card lines included $14.32 billion of commitments classified as held for sale in connection with the planned sale of the GM co-branded credit card program, and during 2025, the firm completed the sale of this program.
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

206	Goldman Sachs 2025 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Investment Commitments
Investment commitments includes commitments to invest in private equity, real estate and other assets directly and through funds that the firm raises and manages. Investment commitments included $1.00 billion as of December 2025 and $1.10 billion as of December 2024, related to commitments to invest in funds managed by the firm. If these commitments are called, they would be funded at market value on the date of investment.
As of December 2025, investment commitments also included the firm’s commitment to acquire Industry Ventures. The transaction amount consists of $665 million and additional contingent consideration of up to $300 million, payable in both cash and equity, subject to Industry Ventures’ achievement of future performance targets through 2030. This acquisition closed in January 2026.
In addition, as of December 2025, investment commitments included the firm’s commitment to acquire Innovator Capital Management. The transaction amount consists of approximately $2.0 billion in cash and equity, subject to Innovator Capital Management’s achievement of future performance targets through 2030. The acquisition is expected to close in the second quarter of 2026, subject to regulatory approval and customary closing conditions.
Contingencies
Legal Proceedings. See Note 27 for information about legal proceedings.
Guarantees
The table below presents derivatives that meet the definition of a guarantee, securities lending and clearing guarantees and certain other financial guarantees.

$ in millions	Derivatives	Securities lending and clearing	Other financial guarantees
As of December 2025
Carrying Value of Net Liability	$2,643	$–	$485
Maximum Payout/Notional Amount by Period of Expiration
2026	$219,426	$182,017	$2,435
2027 - 2028	111,873	–	3,709
2029 - 2030	17,321	–	2,195
2031 - thereafter	31,026	–	313
Total	$379,646	$182,017	$8,652
As of December 2024
Carrying Value of Net Liability	$3,535	$–	$425
Maximum Payout/Notional Amount by Period of Expiration
2025	$181,940	$58,056	$2,523
2026 - 2027	78,419	–	3,086
2028 - 2029	17,074	–	1,843
2030 - thereafter	31,819	–	505
Total	$309,252	$58,056	$7,957
In the table above:
•The maximum payout is based on the notional amount of the contract and does not represent anticipated losses.

•Amounts exclude certain commitments to issue standby letters of credit that are included in lending commitments. See the tables in “Commitments” above for a summary of the firm’s commitments.
•The carrying value for derivatives included derivative assets of $765 million as of December 2025 and $464 million as of December 2024, and derivative liabilities of $3.41 billion as of December 2025 and $4.00 billion as of December 2024.
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
As an agency lender, the firm indemnifies most of its securities lending customers against losses incurred in the event that borrowers do not return securities and the collateral held is insufficient to cover the market value of the securities borrowed. The maximum payout of such indemnifications was $15.58 billion as of December 2025 and $10.62 billion as of December 2024. Collateral held by the lenders in connection with securities lending indemnifications was $16.22 billion as of December 2025 and $11.02 billion as of December 2024. Because the contractual nature of these arrangements requires the firm to obtain collateral with a market value that exceeds the value of the securities lent to the borrower, there is minimal performance risk associated with these indemnifications.

Goldman Sachs 2025 Form 10-K	207

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

As a sponsoring member of the Government Securities Division of the Fixed Income Clearing Corporation, the firm guarantees the performance of its sponsored member clients to the Fixed Income Clearing Corporation in connection with certain resale and repurchase agreements. To minimize potential losses on such guarantees, the firm obtains a security interest in the collateral that the sponsored client placed with the Fixed Income Clearing Corporation. Therefore, the risk of loss on such guarantees is minimal. The maximum payout on this guarantee was $166.44 billion as of December 2025 and $47.44 billion as of December 2024. The related collateral held was $166.25 billion as of December 2025 and $46.96 billion as of December 2024.
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
In connection with the firm’s prime brokerage and clearing businesses, the firm agrees to clear and settle transactions entered into by clients with other brokerage firms or central clearing parties. The firm’s obligations in respect of such transactions are secured by the assets in the client’s account, including margin and proceeds received from the transactions cleared and settled by the firm on behalf of the client. In connection with joint venture investments, the firm may issue loan guarantees under which it may be liable in the event of fraud, misappropriation, environmental liabilities and other matters involving the borrower.
The firm is unable to develop an estimate of the maximum payout under these guarantees and indemnifications as this depends upon the occurrence of future events, including an assessment of claims that have not yet occurred. However, management believes that it is unlikely the firm will have to make any material payments under these arrangements, and no material liabilities related to these guarantees and indemnifications have been recognized in the consolidated balance sheets as of both December 2025 and December 2024.

208	Goldman Sachs 2025 Form 10-K

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
In addition, the firm may provide indemnifications to some counterparties to protect them in the event additional taxes are owed or payments are withheld, due either to a change in or an adverse application of certain non-U.S. tax laws. These indemnifications, as well as indemnifications provided by the firm on other contractual or other obligations, generally are standard contractual terms and are entered into in the ordinary course of business. Generally, there are no stated or notional amounts included in these indemnifications, and the contingencies triggering the obligation to indemnify are not expected to occur. Future changes in tax laws and how such laws would apply to these indemnifications cannot be determined. Therefore, the firm is unable to develop an estimate of the maximum payout under these guarantees and indemnifications. However, management believes that it is unlikely the firm will have to make any material payments under these arrangements, and no material liabilities related to these arrangements have been recognized in the consolidated balance sheets as of both December 2025 and December 2024.
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

Note 19.
Shareholders’ Equity
Common Equity
As of both December 2025 and December 2024, the firm had 4.00 billion authorized shares of common stock and 200 million authorized shares of nonvoting common stock, each with a par value of $0.01 per share.
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
The table below presents information about common stock repurchases.

	Year Ended December
in millions, except per share amounts	2025	2024	2023
Common share repurchases	18.9	17.5	16.8
Average cost per share	$654.45	$457.82	$345.87
Total cost of common share repurchases	$12,360	$8,000	$5,796
Pursuant to the terms of certain share-based awards, employees may remit shares to the firm or the firm may cancel share-based awards to satisfy statutory employee tax withholding requirements. In connection with these awards, 1,072 shares in 2025, 1,197 shares in 2024 and 868 shares in 2023 were remitted with a total value of $0.7 million in 2025, $0.5 million in 2024 and $0.3 million in 2023, and the firm cancelled 3.5 million share-based awards in 2025, 3.4 million in 2024 and 3.9 million in 2023 with a total value of $2.16 billion in 2025, $1.33 billion in 2024 and $1.35 billion in 2023. The amount of cash used to settle share-based awards was not material for each of 2025, 2024 and 2023.
The table below presents common stock dividends declared.

	Year Ended December
	2025	2024	2023
Dividends declared per common share	$14.00	$11.50	$10.50
On January 14, 2026, the Board of Directors of Group Inc. increased the quarterly dividend to $4.50 per common share from $4.00 per common share. The dividend will be paid on March 30, 2026 to common shareholders of record on March 2, 2026.

Goldman Sachs 2025 Form 10-K	209

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Preferred Equity
The tables below present information about the perpetual preferred stock issued and outstanding as of December 2025.

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
In February 2026, the firm redeemed all outstanding shares of its (i) Series Q 5.50% Fixed-Rate Reset Non-Cumulative Preferred Stock (Series Q Preferred Stock) with a redemption value of $500 million ($25,000 per share), plus declared and unpaid dividends, (ii) Series R 4.95% Fixed-Rate Reset Non-Cumulative Preferred Stock (Series R Preferred Stock) with a redemption value of $600 million ($25,000 per share), plus declared and unpaid dividends and (iii) Series S 4.40% Fixed-Rate Reset Non-Cumulative Preferred Stock (Series S) with a redemption value of $350 million ($25,000 per share), plus declared and unpaid dividends.
The preferred stock issuance costs in the consolidated statements of shareholders’ equity reflects reclassifications of issuance costs to retained earnings on redemptions, net of issuance costs relating to new issuances.

210	Goldman Sachs 2025 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The table below presents the dividend rates of perpetual preferred stock as of December 2025.

Series	Per Annum Dividend Rate
A	3 month term SOFR + 1.01161%, with floor of 3.75%, payable quarterly
C	3 month term SOFR + 1.01161%, with floor of 4.00%, payable quarterly
D	3 month term SOFR + 0.93161%, with floor of 4.00%, payable quarterly
E	3 month term SOFR + 1.02911%, with floor of 4.00%, payable quarterly
F	3 month term SOFR + 1.03161%, with floor of 4.00%, payable quarterly
O	5.30%, payable semi-annually, from issuance date to, but excluding, November 10, 2026; 3 month term SOFR + 4.09561%, payable quarterly, thereafter
Q	5 year treasury rate + 3.623%, payable semi-annually
R	5 year treasury rate + 3.224%, payable semi-annually
S	5 year treasury rate + 2.85%, payable semi-annually
T	3.80%, payable semi-annually, from issuance date to, but excluding, May 10, 2026; 5 year treasury rate + 2.969%, payable semi-annually, thereafter
U	3.65%, payable semi-annually, from issuance date to, but excluding, August 10, 2026; 5 year treasury rate + 2.915%, payable semi-annually, thereafter
V	4.125%, payable semi-annually, from issuance date to, but excluding, November 10, 2026; 5 year treasury rate + 2.949%, payable semi-annually, thereafter
W	7.50%, payable semi-annually, from issuance date to, but excluding, February 10, 2029; 5 year treasury rate + 3.156%, payable semi-annually, thereafter
X	7.50%, payable semi-annually, from issuance date to, but excluding, May 10, 2029; 5 year treasury rate + 2.809%, payable semi-annually, thereafter
Y	6.125%, payable semi-annually, from issuance date to, but excluding, November 10, 2034; 10 year treasury rate +2.40%, payable semi-annually, thereafter
Z	6.85%, payable semi-annually, from issuance date to, but excluding, February 10, 2030; 5 year treasury rate + 2.461%, payable semi-annually, thereafter
In the table above:
•Dividends on each series of preferred stock are payable in arrears for the periods specified.
•The treasury rate for Series Q through Z is based on the most recent dividend determination date of the respective series.
The table below presents preferred stock dividends declared.

	2025		2024		2023
Series	per share	$ in millions	per share	$ in millions	per share	$ in millions
Year Ended December
A	$1,347.66	$40	$1,606.63	$48	$1,484.27	$44
C	$1,347.66	11	$1,606.63	13	$1,484.27	12
D	$1,327.49	72	$1,586.18	86	$1,463.99	79
E	$5,418.79	41	$6,423.37	50	$6,074.57	46
F	$5,421.32	9	$6,425.91	10	$6,077.09	10
J	$–	–	$–	–	$1,261.02	51
K	$–	–	$796.88	20	$1,593.76	44
O	$1,325.00	34	$1,325.00	34	$1,325.00	34
P	$–	–	$1,623.09	97	$2,022.64	121
Q	$1,844.75	37	$1,375.00	28	$1,375.00	28
R	$1,563.75	38	$1,237.50	30	$1,237.50	30
S	$1,448.25	20	$1,100.00	15	$1,100.00	16
T	$950.00	26	$950.00	26	$950.00	26
U	$912.50	27	$912.50	27	$912.50	27
V	$1,031.25	31	$1,031.25	31	$1,031.25	31
W	$1,875.00	113	$1,833.33	110	$–	–
X	$1,875.00	169	$1,026.04	92	$–	–
Y	$1,718.40	137	$–	–	$–	–
Z	$932.36	71	$–	–	$–	–
Total		$876		$717		$599

On January 6, 2026, Group Inc. declared dividends of $311.56 per share of Series A Preferred Stock, $311.56 per share of Series C Preferred Stock, $306.45 per share of Series D Preferred Stock, $922.38 per share of Series Q Preferred Stock, $945.00 per share of Series R Preferred Stock, $898.25 per share of Series S Preferred Stock, $456.25 per share of Series U Preferred Stock, $937.50 per share of Series W Preferred Stock, and $856.25 per share of Series Z Preferred Stock to be paid on February 10, 2026 to preferred shareholders of record on January 26, 2026 and declared dividends of $1,218.76 per share of Series E Preferred Stock and $1,219.39 per share of Series F Preferred Stock to be paid on March 2, 2026 to preferred shareholders of record on February 15, 2026. The aggregate amount of such preferred dividends was approximately $225 million.
Accumulated Other Comprehensive Income/(Loss)
The table below presents changes in accumulated other comprehensive income/(loss), net of tax, by type.

$ in millions	Beginning balance	Other comprehensive income/(loss) adjustments, net of tax	Ending balance
Year Ended December 2025
Currency translation	$(815)	$11	$(804)
Debt valuation adjustment	(386)	(676)	(1,062)
Pension and postretirement liabilities	(528)	32	(496)
Available-for-sale securities	(972)	1,075	103
Cash flow hedges	(1)	–	(1)
Total	$(2,702)	$442	$(2,260)
Year Ended December 2024
Currency translation	$(847)	$32	$(815)
Debt valuation adjustment	(123)	(263)	(386)
Pension and postretirement liabilities	(575)	47	(528)
Available-for-sale securities	(1,373)	401	(972)
Cash flow hedges	–	(1)	(1)
Total	$(2,918)	$216	$(2,702)
Year Ended December 2023
Currency translation	$(785)	$(62)	$(847)
Debt valuation adjustment	892	(1,015)	(123)
Pension and postretirement liabilities	(499)	(76)	(575)
Available-for-sale securities	(2,618)	1,245	(1,373)
Total	$(3,010)	$92	$(2,918)

Goldman Sachs 2025 Form 10-K	211

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

Consolidated Regulatory Capital Requirements
Risk-Based Capital Ratios. The table below presents the minimum, capital conservation buffer and total risk-based capital requirements.

	As of December
	2025	2024	2025	2024
	Standardized		Advanced
Risk-based capital minimum requirements
CET1 capital ratio	4.5%	4.5%	4.5%	4.5%
Tier 1 capital ratio	6.0%	6.0%	6.0%	6.0%
Total capital ratio	8.0%	8.0%	8.0%	8.0%

Capital conservation buffer requirements
G-SIB surcharge (Method 2)	3.0%	3.0%	3.0%	3.0%
Stress capital buffer	3.4%	6.2%	N/A	N/A
Fixed buffer	N/A	N/A	2.5%	2.5%
Countercyclical capital buffer	0.0%	0.0%	0.0%	0.0%
Total	6.4%	9.2%	5.5%	5.5%

Total risk-based capital requirements
CET1 capital ratio	10.9%	13.7%	10.0%	10.0%
Tier 1 capital ratio	12.4%	15.2%	11.5%	11.5%
Total capital ratio	14.4%	17.2%	13.5%	13.5%
In the table above:
•The total risk-based capital requirements for each of the capital ratios consist of the required risk-based capital minimum and the capital conservation buffer requirements.
•The G-SIB surcharge is calculated using two methodologies (Method 1 and Method 2), the higher of which is reflected in the firm’s capital conservation buffer requirements. Method 1 relies upon measures of the size, interconnectedness, substitutability, complexity and cross-jurisdictional activities of each G-SIB. Method 2 uses similar inputs but includes a measure of reliance on short-term wholesale funding instead of substitutability. As of both December 2025 and December 2024, the G-SIB surcharge (Method 2) was higher and therefore was reflected in the capital conservation buffer requirements.
•In June 2025, the FRB disclosed that the firm’s stress capital buffer (SCB), from the 2024 Comprehensive Capital Analysis and Review (CCAR) stress test, has been reduced from 6.2% to 6.1%. The impact of this change would have been a reduction of 10 basis points to the December 2024 Standardized CET1 capital, Tier 1 capital and Total capital ratio requirements presented in the table above. Additionally, based on the firm’s 2025 CCAR submission, the FRB has set the SCB for the firm at 3.4% starting October 1, 2025. In February 2026, the FRB announced that BHCs will continue to be subject to their current SCB requirements until they receive new SCB requirements in 2027. As a result, absent further action from the FRB, the 3.4% SCB will remain effective through September 30, 2027.

212	Goldman Sachs 2025 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Effective January 1, 2026, the firm’s G-SIB surcharge (Method 2) increased from 3.0% to 3.5%, which increased the firm’s total risk-based capital requirements for each of the Standardized and Advanced capital ratios by 0.5%.
The table below presents information about risk-based capital ratios.

$ in millions	Standardized	Advanced
As of December 2025
CET1 capital	$104,297	$104,297
Tier 1 capital	$118,943	$118,943
Tier 2 capital	$11,722	$9,527
Total capital	$130,665	$128,470
RWAs	$727,338	$691,470

CET1 capital ratio	14.3%	15.1%
Tier 1 capital ratio	16.4%	17.2%
Total capital ratio	18.0%	18.6%
As of December 2024
CET1 capital	$103,065	$103,065
Tier 1 capital	$115,647	$115,647
Tier 2 capital	$14,125	$10,164
Total capital	$129,772	$125,811
RWAs	$688,541	$674,812

CET1 capital ratio	15.0%	15.3%
Tier 1 capital ratio	16.8%	17.1%
Total capital ratio	18.8%	18.6%
In the table above, the Standardized risk-based capital ratios as of December 2025 decreased compared with December 2024, reflecting an increase in Credit RWAs, partially offset by a decrease in Market RWAs and an increase in capital. The Advanced CET1 capital ratio as of December 2025 decreased compared with December 2024, reflecting an increase in Credit RWAs, partially offset by decreases in both Operational and Market RWAs, and an increase in capital. The Advanced Tier 1 and Total capital ratios as of December 2025 were essentially unchanged compared with December 2024.
Leverage Ratios. The table below presents the leverage requirements.

	As of December
	2025	2024
Tier 1 leverage ratio	4.0%	4.0%
SLR	5.0%	5.0%
In the table above, the SLR requirement of 5% includes a minimum of 3% and a 2% buffer applicable to G-SIBs.
On January 1, 2026, the firm early adopted the modified Enhanced Supplementary Leverage Ratio (eSLR) standards, which replaced the 2% buffer applicable to G-SIBs, with a buffer equal to 50% of the firm's G-SIB surcharge (Method 1). As a result, effective January 1, 2026, the firm's SLR buffer decreased to 0.75% and the SLR requirement decreased to 3.75%.

The table below presents information about leverage ratios.

	For the Three Months
	Ended or as of December
$ in millions	2025	2024
Tier 1 capital	$118,943	$115,647
Average adjusted total assets	$1,810,007	$1,692,500
Total leverage exposure	$2,297,597	$2,120,756

Tier 1 leverage ratio	6.6%	6.8%
SLR	5.2%	5.5%
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

Goldman Sachs 2025 Form 10-K	213

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
•The “well-capitalized” requirements were the binding requirements for leverage ratios as of both December 2025 and December 2024.

On January 1, 2026, the firm early adopted the modified eSLR standards, which replaced the SLR requirement for insured depository institution subsidiaries of G-SIBs, such as GS Bank USA, to be well-capitalized with a new buffer requirement equal to 50% of their parents’ G-SIB surcharge (Method 1), capped at 1%, in addition to the 3% SLR minimum. As a result, effective January 1, 2026, GS Bank USA’s SLR requirement is 3.75%.
The table below presents information about GS Bank USA’s risk-based capital ratios.

$ in millions	Standardized	Advanced
As of December 2025
CET1 capital	$64,071	$64,071
Tier 1 capital	$64,071	$64,071
Tier 2 capital	$2,052	$677
Total capital	$66,123	$64,748
RWAs	$409,796	$306,699

CET1 capital ratio	15.6%	20.9%
Tier 1 capital ratio	15.6%	20.9%
Total capital ratio	16.1%	21.1%
As of December 2024
CET1 capital	$62,022	$62,022
Tier 1 capital	$62,022	$62,022
Tier 2 capital	$4,209	$955
Total capital	$66,231	$62,977
RWAs	$386,922	$284,624

CET1 capital ratio	16.0%	21.8%
Tier 1 capital ratio	16.0%	21.8%
Total capital ratio	17.1%	22.1%
In the table above:
•The lower of the Standardized or Advanced ratio is the ratio against which GS Bank USA’s compliance with the capital requirements is assessed under the risk-based Capital Rules, and therefore, the Standardized ratios applied to GS Bank USA as of both December 2025 and December 2024.
•The Standardized and Advanced risk-based capital ratios as of December 2025 decreased compared with December 2024, primarily reflecting an increase in Credit RWAs, partially offset by net earnings and a decrease in Market RWAs.

214	Goldman Sachs 2025 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The table below presents information about GS Bank USA’s leverage ratios.

	For the Three Months
	Ended or as of December
$ in millions	2025	2024
Tier 1 capital	$64,071	$62,022
Average adjusted total assets	$656,463	$565,513
Total leverage exposure	$912,004	$775,170

Tier 1 leverage ratio	9.8%	11.0%
SLR	7.0%	8.0%
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
The FRB requires that GS Bank USA maintain cash reserves with the Federal Reserve. As of both December 2025 and December 2024, the reserve requirement ratio was zero percent. See Note 26 for further information about cash deposits held by the firm at the Federal Reserve.
GS Bank USA is a registered swap dealer with the CFTC and a registered security-based swap dealer with the SEC. As of both December 2025 and December 2024, GS Bank USA was subject to and in compliance with applicable capital requirements for swap dealers and security-based swap dealers.

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
Group Inc.’s equity investment in subsidiaries was $143.11 billion as of December 2025 and $140.79 billion as of December 2024. The firm’s regulated subsidiaries were required to hold minimum equity capital of $109.48 billion as of December 2025 and $98.48 billion as of December 2024 to satisfy regulatory requirements.
Group Inc.’s capital invested in certain non-U.S. dollar functional currency subsidiaries is exposed to foreign exchange risk, substantially all of which is managed through a combination of non-U.S. dollar-denominated debt and derivatives. See Note 7 for information about the firm’s net investment hedges used to hedge this risk.

Goldman Sachs 2025 Form 10-K	215

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
The table below presents information about basic and diluted EPS.

	Year Ended December
in millions, except per share amounts	2025	2024	2023
Net earnings to common	$16,300	$13,525	$7,907
Weighted average basic shares	312.7	328.1	340.8
Effect of dilutive RSUs	4.9	5.5	5.0
Weighted average diluted shares	317.6	333.6	345.8

Basic EPS	$51.95	$41.07	$23.05
Diluted EPS	$51.32	$40.54	$22.87
In the table above:
•Net earnings to common represents net earnings applicable to common shareholders, which is calculated as net earnings less preferred stock dividends.
•Unvested share-based awards that have non-forfeitable rights to dividends or dividend equivalents are treated as a separate class of securities under the two-class method. Distributed earnings allocated to these securities reduce net earnings to common to calculate EPS under this method. The impact of applying this methodology was a reduction in basic EPS of $0.18 for 2025, and $0.15 for both 2024 and 2023.
•Diluted EPS does not include antidilutive RSUs, including those that are subject to market or performance conditions, of 0.1 million for both 2025 and 2024, and 0.4 million for 2023.

Note 22.
Transactions with Affiliated Funds
The firm has formed nonconsolidated investment funds with third-party investors. As the firm generally acts as the investment manager for these funds, it is entitled to receive management fees and, in certain cases, incentive fees from these funds. Additionally, the firm invests alongside its clients in certain funds.
The tables below present information about affiliated funds.

	Year Ended December
$ in millions	2025	2024	2023
Fees earned from funds	$5,997	$5,399	$4,726

	As of December
$ in millions	2025	2024
Fees receivable from funds	$1,586	$1,589
Aggregate carrying value of interests in funds	$3,362	$4,079
In the ordinary course of business, the firm may choose to provide voluntary financial support to funds, although any such support is not expected to be material to the results of operations of the firm. The firm has waived or deferred collection of management fees and has deferred reimbursement of expenses, and in the future may waive or defer collection of management fees, from select funds. The impact of these voluntary waivers and deferrals to the firm’s results of operations was $188 million for 2025 and was not material for both 2024 and 2023. Except as noted above, the firm did not provide any additional voluntary financial support to its affiliated funds during each of 2025, 2024 and 2023.
In addition, in the ordinary course of business and subject to applicable regulatory requirements, the firm may also engage in other activities with its affiliated funds, including, among others, securities lending, trade execution, market-making, custody and warehousing. See Note 18 for information about the firm’s investment commitments related to these funds.

216	Goldman Sachs 2025 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 23.
Interest Income and Interest Expense
Interest is recorded over the life of the instrument on an accrual basis based on contractual interest rates.
The table below presents sources of interest income and interest expense.

	Year Ended December
$ in millions	2025	2024	2023
Deposits with banks	$5,959	$9,282	$10,949
Collateralized agreements	18,697	19,895	16,405
Trading assets	17,146	14,316	8,460
Investments	7,597	5,998	3,856
Loans	16,616	16,162	14,905
Other interest	14,358	15,744	13,940
Total interest income	80,373	81,397	68,515
Deposits	18,393	20,282	17,010
Collateralized financings	17,010	17,362	12,705
Trading liabilities	3,992	2,911	2,453
Short-term borrowings	1,336	2,112	1,322
Long-term borrowings	10,115	11,010	11,084
Other interest	15,968	19,664	17,590
Total interest expense	66,814	73,341	62,164
Net interest income	$13,559	$8,056	$6,351
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
The table below presents information about the provision for taxes.

	Year Ended December
$ in millions	2025	2024	2023
Current taxes
U.S. federal	$1,120	$2,000	$1,230
State and local	571	659	389
Non-U.S.	2,781	2,262	1,964
Total current tax expense	4,472	4,921	3,583
Deferred taxes
U.S. federal	371	(869)	(954)
State and local	(83)	(140)	(356)
Non-U.S.	(84)	209	(50)
Total deferred tax (benefit)/expense	204	(800)	(1,360)
Provision for taxes	$4,676	$4,121	$2,223
The firm adopted ASU No. 2023-09 for annual periods beginning in January 2025 under the prospective approach. This ASU introduced new disclosures, including a breakdown of pre-tax earnings by U.S. and non-U.S., and information about income taxes paid. The ASU also made certain changes to the disclosure of the reconciliation of the U.S. federal statutory tax rate to the effective tax rate.
The table below presents information about the firm's U.S. and non-U.S. pre-tax earnings based on the location of the legal entity in which the pre-tax earnings are generated.

Year Ended
$ in millions	December 2025
U.S.	$13,764
Non-U.S.	8,088
Total	$21,852

Goldman Sachs 2025 Form 10-K	217

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The table below presents a reconciliation of the 2025 U.S. federal statutory tax rate to the effective tax rate.

	Year Ended
$ in millions	December 2025
U.S. federal statutory tax rate	$4,589	21.0%
State and local taxes, net of U.S. federal benefit	176	0.8
Foreign tax effects:
U.K.
Statutory rate difference	348	1.6
Other permanent items	(186)	(0.8)
Other foreign jurisdictions	221	1.0
Enactment of new tax laws	–	–
Effect of cross-border tax laws:
NCTI	356	1.6
Non-U.S. branches	(278)	(1.3)
Other	(144)	(0.7)
Tax credits	(131)	(0.6)
Valuation allowances	(160)	(0.7)
Non-taxable or non-deductible:
Settlement of employee share-based awards	(347)	(1.6)
Non-taxable distributions	(363)	(1.7)
Other	118	0.6
Changes in unrecognized tax benefits	480	2.2
Other adjustments	(3)	–
Effective tax rate	$4,676	21.4%
In the table above:
•State and local taxes, net of U.S. federal benefit primarily includes taxes in New York State and City, and California.
•Statutory rate difference represents the statutory rate difference between the U.S. and the respective jurisdiction on pre-tax earnings/(losses) in that jurisdiction.
•The firm recognizes income tax expense associated with Net Controlled Foreign Corporation Tested Income (NCTI), formerly known as Global Intangible Low Taxed Income (GILTI) in the period in which it is incurred.
•Non-U.S. branches represents the U.S. tax offset to foreign tax effects for non-U.S. earnings that are included with their U.S. parent for U.S. tax purposes.
•Settlement of employee share-based awards includes the U.S. federal tax benefits on both delivery of common stock underlying employee share-based awards and dividend equivalents paid on RSUs.
•Changes in unrecognized tax benefits includes current and prior year changes in U.S. and non-U.S. unrecognized tax benefits and the related interest expense, net.

The table below presents information about income taxes paid.

Year Ended
$ in millions	December 2025
U.S. federal	$1,195
State and local	349
Non-U.S.:
France	338
U.K.	960
Other jurisdictions	1,148
Total	$3,990
In the table above, jurisdictions that represent less than 5% of the total tax payments for the respective year have been included in other jurisdictions.
The table below presents a reconciliation of the U.S. federal statutory tax rate to the effective tax rate for both 2024 and 2023, and is based on applicable U.S. GAAP requirements prior to the adoption of ASU No. 2023-09.

	Year Ended December
	2024	2023
U.S. federal statutory tax rate	21.0%	21.0%
State and local taxes, net of U.S. federal benefit	2.4	0.6
Settlement of employee share-based awards	(1.2)	(1.8)
Non-U.S. operations	(1.4)	(2.4)
GILTI	2.8	4.4
Tax credits	(0.8)	(1.6)
Tax-exempt income, including dividends	(0.6)	(1.0)
Non-deductible legal expenses	–	0.2
Other	0.2	1.3
Effective tax rate	22.4%	20.7%
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

218	Goldman Sachs 2025 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The table below presents information about deferred tax assets and liabilities, excluding the impact of netting within tax jurisdictions.

	As of December
$ in millions	2025	2024
Deferred tax assets
Compensation and benefits	$2,125	$1,888
ASC 740 asset related to unrecognized tax benefits	387	366
Non-U.S. operations	1,398	1,507
Unrealized losses	2,984	2,786
Net operating losses	766	786
Occupancy-related	86	85
Other comprehensive income/(loss)-related	1,182	714
Tax credits carryforward	392	461
Operating lease liabilities	612	581
Allowance for credit losses	814	1,412
Other, net	640	421
Subtotal	11,386	11,007
Valuation allowance	(1,970)	(2,064)
Total deferred tax assets	$9,416	$8,943

Deferred tax liabilities
Depreciation and amortization	$1,081	$982
Operating lease right-of-use assets	538	512
Total deferred tax liabilities	$1,619	$1,494
The firm has recorded deferred tax assets of $766 million as of December 2025 and $786 million as of December 2024, in connection with U.S. federal, state and local and foreign net operating loss carryforwards. The firm also recorded a valuation allowance of $327 million as of December 2025 and $328 million as of December 2024, related to these net operating loss carryforwards.

As of December 2025, the U.S. federal net operating loss carryforward was $1.2 billion, the state and local net operating loss carryforward was $3.3 billion, and the foreign net operating loss carryforward was $1.5 billion. If not utilized, the U.S. federal and the state and local net operating loss carryforwards will begin to expire in 2026 and the foreign net operating loss carryforwards will begin to expire in 2028. If these carryforwards expire, they will not have a material impact on the firm’s results of operations. As of December 2025, the firm has recorded deferred tax assets of $336 million in connection with foreign tax credit carryforwards and a related valuation allowance of $323 million. As of December 2025, the firm has recorded deferred tax assets of $43 million in connection with general business credit carryforwards and a related valuation allowance of $5 million related to these general business credit carryforwards. As of December 2025, the firm has recorded deferred tax assets of $13 million in connection with state and local tax credit carryforwards and a related valuation allowance of $4 million related to these tax credit carryforwards. If not utilized, the foreign tax credit carryforward will begin to expire in 2033, the general business credit carryforward will begin to expire in 2026 and the state and local tax credit carryforward will begin to expire in 2026.
As of both December 2025 and December 2024, the firm had no U.S. federal capital loss carryforwards and no related net deferred income tax assets. As of December 2025, the firm had deferred tax assets of $8 million in connection with state and local capital loss carryforwards and a related valuation allowance of $1 million related to these capital loss carryforwards. As of December 2025, the firm had deferred tax assets of $548 million in connection with foreign capital loss carryforwards and a related valuation allowance of $513 million related to these capital loss carryforwards.
The valuation allowance decreased by $94 million during 2025, primarily due to a net increase in deferred tax assets from which the firm expects to realize a benefit. The valuation allowance increased by $86 million during 2024, primarily due to an increase in deferred tax assets from which the firm does not expect to realize any benefit.
The firm permanently reinvested eligible earnings of certain foreign subsidiaries. As of both December 2025 and December 2024, all U.S. taxes were accrued on these subsidiaries’ distributable earnings.

Goldman Sachs 2025 Form 10-K	219

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
The accrued liability for interest expense related to income tax matters and income tax penalties was $669 million as of December 2025 and $475 million as of December 2024. The firm recognized interest expense and income tax penalties of $149 million for 2025, $113 million for 2024 and $90 million for 2023.
The table below presents the changes in the liability for unrecognized tax benefits, which is included in other liabilities.

	Year Ended or as of December
$ in millions	2025	2024	2023
Beginning balance	$2,162	$1,726	$1,533
Increases based on current year tax positions	353	381	143
Increases based on prior years' tax positions	217	87	164
Decreases based on prior years' tax positions	(113)	(23)	(92)
Decreases related to settlements	(28)	(9)	(20)
Exchange rate fluctuations	9	–	(2)
Ending balance	$2,600	$2,162	$1,726
In the table above, the liability for unrecognized tax benefits included $2.2 billion as of December 2025, $1.8 billion as of December 2024 and $1.4 billion as of December 2023 of unrecognized tax benefits which, if recognized, would reduce the annual effective tax rate. The remaining unrecognized tax benefits in the table above would not affect the annual tax rate, as such benefits have jurisdictional offsets or relate to temporary differences.

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
The table below presents the earliest tax years that remain subject to examination by major jurisdiction.

As of
Jurisdiction	December 2025
U.S. Federal	2011
New York State and City	2015
United Kingdom	2017
Japan	2019
Hong Kong	2019
The firm has been accepted into the Compliance Assurance Process (CAP) program by the IRS for each of the tax years from 2013 through 2026. This program allows the firm to work with the IRS to identify and resolve potential U.S. federal tax issues before the filing of tax returns. All issues addressed through the CAP program for the 2011 through 2018 tax years have been resolved and completion is pending final review by the Joint Committee on Taxation. All issues for the 2019 through 2022 tax years have been resolved and will be effectively settled pending administrative completion by the IRS. Final completion of tax years 2011 through 2022 will not have a material impact on the effective tax rate. The 2023 and 2024 tax years remain subject to post-filing review. New York State and City examinations of tax years 2015 through 2018 commenced during 2021.
All years, including and subsequent to the years in the table above, remain open to examination by the taxing authorities. The firm believes that the liability for unrecognized tax benefits it has established is adequate in relation to the potential for additional assessments.

220	Goldman Sachs 2025 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 25.
Business Segments
The firm manages and reports its activities in three business segments: Global Banking & Markets, Asset & Wealth Management and Platform Solutions. These business segments are determined and organized based on products and services provided, and the types of customers and counterparties served. See Note 1 for a description of the firm’s business segments, including changes made during 2025.
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

Goldman Sachs 2025 Form 10-K	221

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Segment Results
The table below presents a summary of the firm’s segment results.

	Year Ended December
$ in millions	2025	2024	2023
Global Banking & Markets
Non-interest revenues	$34,234	$32,508	$29,079
Net interest income	7,219	2,559	915
Total net revenues	41,453	35,067	29,994
Provision for credit losses	378	84	430

Compensation and benefits expenses	11,025	9,640	8,762
Other operating expenses	12,476	10,814	9,802
Total operating expenses	23,501	20,454	18,564
Pre-tax earnings	$17,574	$14,529	$11,000
Net earnings	$13,813	$11,275	$8,723
Net earnings to common	$13,117	$10,684	$8,258
Average common equity	$79,748	$77,206	$73,041
Return on average common equity	16.4%	13.8%	11.3%

Asset & Wealth Management
Non-interest revenues	$13,205	$13,380	$10,983
Net interest income	3,474	2,936	3,219
Total net revenues	16,679	16,316	14,202
Provision for credit losses	(111)	(280)	(539)

Compensation and benefits expenses	7,432	6,564	6,116
Other operating expenses	5,231	5,167	6,862
Total operating expenses	12,663	11,731	12,978
Pre-tax earnings	$4,127	$4,865	$1,763
Net earnings	$3,244	$3,775	$1,398
Net earnings to common	$3,093	$3,640	$1,277
Average common equity	$24,666	$24,983	$28,635
Return on average common equity	12.5%	14.6%	4.5%

Platform Solutions
Non-interest revenues	$(2,715)	$(432)	$(159)
Net interest income	2,866	2,561	2,217
Total net revenues	151	2,129	2,058
Provision for credit losses	(1,380)	1,544	1,137

Compensation and benefits expenses	449	502	621
Other operating expenses	931	1,080	2,324
Total operating expenses	1,380	1,582	2,945
Pre-tax earnings/(loss)	$151	$(997)	$(2,024)
Net earnings/(loss)	$119	$(774)	$(1,605)
Net earnings/(loss) to common	$90	$(799)	$(1,628)
Average common equity	$4,312	$4,585	$4,128
Return on average common equity	2.1%	(17.4)%	(39.4)%

Total
Non-interest revenues	$44,724	$45,456	$39,903
Net interest income	13,559	8,056	6,351
Total net revenues	58,283	53,512	46,254
Provision for credit losses	(1,113)	1,348	1,028

Compensation and benefits expenses	18,906	16,706	15,499
Other operating expenses	18,638	17,061	18,988
Total operating expenses	37,544	33,767	34,487
Pre-tax earnings	$21,852	$18,397	$10,739
Net earnings	$17,176	$14,276	$8,516
Net earnings to common	$16,300	$13,525	$7,907
Average common equity	$108,726	$106,774	$105,804
Return on average common equity	15.0%	12.7%	7.5%

In the table above:
•Other operating expenses for Global Banking & Markets for 2025 primarily included transaction based, communications and technology, and depreciation and amortization expenses.
•Other operating expenses for Asset & Wealth Management for 2025 primarily included transaction based expenses, depreciation and amortization expenses, and professional fees.
•Other operating expenses for Platform Solutions for 2025 primarily included professional fees, communications and technology expenses, and depreciation and amortization expenses.
•Platform Solutions results for 2025 reflected a reduction in net revenues of $2.26 billion from markdowns on the outstanding credit card portfolio related to the transfer of the Apple Card loan portfolio to held for sale and contract termination obligations in connection with the agreement to transition the program to another issuer, which was more than offset by a related reserve reduction of $2.48 billion in provision for credit losses.
The table below presents depreciation and amortization expenses by segment.

	Year Ended December
$ in millions	2025	2024	2023
Global Banking & Markets	$1,159	$1,224	$1,176
Asset & Wealth Management	905	977	2,423
Platform Solutions	118	191	1,257
Total	$2,182	$2,392	$4,856
In the table above:
•Asset & Wealth Management included impairments related to commercial real estate in CIEs of $1.46 billion for 2023.
•Platform Solutions included a write-down related to GreenSky of $506 million and an impairment of goodwill of $504 million for 2023.

222	Goldman Sachs 2025 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Segment Assets
The table below presents assets by segment.

	As of December
$ in millions	2025	2024
Global Banking & Markets	$1,582,670	$1,461,566
Asset & Wealth Management	198,570	186,952
Platform Solutions	28,080	27,454
Total	$1,809,320	$1,675,972
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
•Asset & Wealth Management (excluding direct-to-consumer business and Investments): location of the sales team; Direct-to-consumer business: location of the client; Investments: location of the investment or investment professional.
•Platform Solutions: location of the client.
The table below presents total net revenues, pre-tax earnings and net earnings by geographic region.

$ in millions	2025		2024		2023
Year Ended December
Americas	$36,548	63%	$34,448	64%	$29,335	64%
EMEA	14,155	24%	12,250	23%	11,744	25%
Asia	7,580	13%	6,814	13%	5,175	11%
Total net revenues	$58,283	100%	$53,512	100%	$46,254	100%

Americas	$14,980	69%	$12,106	66%	$6,038	56%
EMEA	5,138	23%	4,418	24%	4,033	38%
Asia	1,734	8%	1,873	10%	668	6%
Total pre-tax earnings	$21,852	100%	$18,397	100%	$10,739	100%

Americas	$11,919	69%	$9,354	66%	$4,849	57%
EMEA	3,880	23%	3,470	24%	3,137	37%
Asia	1,377	8%	1,452	10%	530	6%
Total net earnings	$17,176	100%	$14,276	100%	$8,516	100%

In the table above:
•Net revenues, pre-tax earnings and net earnings are allocated to geographic regions based on a number of factors which include, among others, location of the client, location of the desk, sales teams, investment professionals and location of other teams providing services to clients. The methodology for allocating profitability to geographic regions is dependent on estimates and management judgment because a significant portion of the firm’s activities require cross-border coordination to facilitate the needs of the firm’s clients. Therefore, the geographic distribution of the results based on this methodology will be different compared to the geographic distribution of the firm's results based on the location of the entity which generated such results. See Note 24 for information about the firm’s pre-tax earnings based on the location of the entity which generated such results.
•Americas net revenues for 2025 were impacted by markdowns on the outstanding credit card portfolio related to the transfer of the Apple Card loan portfolio to held for sale and contract termination obligations in connection with the agreement to transition the program to another issuer, which was more than offset by a related reserve reduction in provision for credit losses.
•Americas pre-tax earnings for 2023 were impacted by impairments related to commercial real estate in CIEs, the write-down related to GreenSky, an impairment of goodwill related to Platform Solutions and the FDIC special assessment fee.
•Substantially all of the amounts in the Americas were attributable to the U.S.
•Asia includes Australia and New Zealand.

Goldman Sachs 2025 Form 10-K	223

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
The table below presents the credit concentrations included in trading cash instruments and investments.

	As of December
$ in millions	2025	2024
U.S. government and agency obligations	$391,750	$389,148
Percentage of total assets	21.7%	23.2%
Non-U.S. government and agency obligations	$112,031	$74,496
Percentage of total assets	6.2%	4.4%

In addition, the firm had $130.99 billion as of December 2025 and $151.84 billion as of December 2024 of cash deposits held at central banks (included in cash and cash equivalents), of which $86.09 billion as of December 2025 and $105.78 billion as of December 2024 was held at the Federal Reserve.
As of both December 2025 and December 2024, the firm did not have credit exposure to any other counterparty that exceeded 2% of total assets.
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

	As of December
$ in millions	2025	2024
U.S. government and agency obligations	$104,073	$129,942
Non-U.S. government and agency obligations	$54,213	$76,932
In the table above:
•Non-U.S. government and agency obligations primarily consists of securities issued by the governments of the U.K., Japan, France and Germany.
•Given that the firm’s primary credit exposure on such transactions is to the counterparty to the transaction, the firm would be exposed to the collateral issuer only in the event of counterparty default.

224	Goldman Sachs 2025 Form 10-K

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
With respect to matters described below for which management has been able to estimate a range of reasonably possible loss where (i) actual or potential plaintiffs have claimed an amount of money damages, (ii) the firm is being, or threatened to be, sued by purchasers in a securities offering and is not being indemnified by a party that the firm believes will pay the full amount of any judgment, or (iii) the purchasers are demanding that the firm repurchase securities, management has estimated the upper end of the range of reasonably possible loss based on (a) in the case of (i), the amount of money damages claimed, (b) in the case of (ii), the difference between the initial sales price of the securities that the firm sold in such offering and the estimated lowest subsequent price of such securities prior to the action being commenced and (c) in the case of (iii), the price that purchasers paid for the securities less the estimated value, if any, as of December 2025 of the relevant securities, in each of cases (i), (ii) and (iii), taking into account any other factors believed to be relevant to the particular matter or matters of that type. As of the date hereof, the firm has estimated the upper end of the range of reasonably possible aggregate loss for such matters and for any other matters described below where management has been able to estimate a range of reasonably possible aggregate loss to be approximately $1.4 billion in excess of the aggregate reserves for such matters.

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

Goldman Sachs 2025 Form 10-K	225

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
On October 22, 2020, the firm announced that it reached settlements of governmental and regulatory investigations relating to 1MDB with the DOJ, the SEC, the FRB, the NYDFS, the Financial Conduct Authority, the Prudential Regulation Authority, the Singapore Attorney General’s Chambers, the Singapore Commercial Affairs Department, the Monetary Authority of Singapore and the Hong Kong Securities and Futures Commission. Group Inc. entered into a three-year deferred prosecution agreement with the DOJ, in which a charge against the firm, one count of conspiracy to violate the FCPA, was filed and was later dismissed on May 6, 2024 in accordance with the agreement. In addition, GS Malaysia pleaded guilty to one count of conspiracy to violate the FCPA, and was sentenced on June 9, 2021. In May 2021, the U.S. Department of Labor (DOL) granted the firm a five-year exemption to maintain its status as a qualified professional asset manager (QPAM). In August 2025, the firm submitted an application to the DOL to extend the exemption through June 2031. The firm expects to obtain the extension before the expiration of the existing five-year exemption period.
On December 20, 2018, a putative securities class action lawsuit was filed in the U.S. District Court for the Southern District of New York against Group Inc. and certain former officers of the firm alleging violations of the anti-fraud provisions of the Exchange Act with respect to Group Inc.’s disclosures and public statements concerning 1MDB and seeking unspecified damages. The plaintiff filed the second amended complaint on October 28, 2019. On June 28, 2021, the court dismissed the claims against one of the individual defendants but denied the defendants’ motion to dismiss with respect to the firm and the remaining individual defendants. On August 4, 2023, the plaintiff filed a third amended complaint. On September 4, 2025, the court adopted the Magistrate Judge’s report and recommendation granting the plaintiff’s motion for class certification in part. On December 23, 2025, the U.S. Court of Appeals for the Second Circuit denied the defendants’ petition seeking interlocutory review of the district court’s grant of class certification.

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
Currencies-Related Litigation
GS&Co. is among the defendants named in a putative class action filed in the U.S. District Court for the Southern District of New York on August 4, 2021. The amended complaint, filed on January 6, 2022, generally asserts claims under federal antitrust law and state common law in connection with an alleged conspiracy among the defendants to manipulate auctions for foreign exchange transactions on an electronic trading platform, as well as claims under the Racketeer Influenced and Corrupt Organizations Act. The complaint seeks declaratory and injunctive relief, as well as unspecified amounts of treble and other damages. On May 18, 2023, the court dismissed certain state common law claims, but denied dismissal of the remaining claims. On July 8, 2025, the plaintiffs filed a third amended complaint. On November 18, 2025, the plaintiffs moved for class certification.

226	Goldman Sachs 2025 Form 10-K

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

Silicon Valley Bank Matters
GS&Co. is among the underwriters named as defendants in a putative securities class action filed on April 7, 2023 and consolidated in the U.S. District Court for the Northern District of California and an individual action filed on January 25, 2024 in the same court relating to SVB Financial Group’s (SVBFG) January 2021 public offerings of $500 million principal amount of senior notes and $750 million of depositary shares representing interests in preferred stock, March 2021 public offering of approximately $1.2 billion of common stock, May 2021 public offerings of $1.0 billion of depositary shares representing interests in preferred stock and $500 million principal amount of senior notes, August 2021 public offering of approximately $1.3 billion of common stock, and April 2022 public offering of $800 million aggregate principal amount of senior notes, among other public offerings of securities. In addition to the underwriters, the defendants include certain of SVBFG’s officers and directors and its auditor. GS&Co. underwrote an aggregate of 831,250 depositary shares representing an aggregate offering price of approximately $831 million, an aggregate of 3,266,108 shares of common stock representing an aggregate offering price of approximately $1.8 billion and senior notes representing an aggregate price to the public of approximately $727 million. The complaints generally assert claims under the federal securities laws and allege that the offering documents contained material misstatements and omissions. The complaints seek compensatory damages in unspecified amounts. On March 17, 2023, SVBFG filed for Chapter 11 bankruptcy in the U.S. Bankruptcy Court for the Southern District of New York. On January 16, 2024, the plaintiffs filed a consolidated amended complaint in the putative class action, and on June 13, 2025, the court denied the defendants’ motion to dismiss the consolidated amended complaint. On January 9, 2026, the plaintiffs moved for class certification.
The firm is also cooperating with and providing information to various governmental bodies in connection with their investigations and inquiries regarding SVBFG and its affiliates (collectively SVB), including the firm’s business with SVB in or around March 2023, when SVB engaged the firm to assist with a proposed capital raise and SVB sold the firm a portfolio of securities.

Goldman Sachs 2025 Form 10-K	227

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
DiDi Global Inc. Goldman Sachs (Asia) L.L.C. (GS Asia) is among the underwriters named as defendants in putative securities class actions filed beginning on July 6, 2021 in the U.S. District Courts for the Southern District of New York and the Central District of California and New York Supreme Court, County of New York, relating to DiDi Global Inc.’s (DiDi) $4.4 billion June 2021 initial public offering of American Depositary Shares (ADS). In addition to the underwriters, the defendants include DiDi and certain of its officers and directors. GS Asia underwrote 104,554,000 ADS representing an aggregate offering price of approximately $1.5 billion. On September 22, 2021, plaintiffs in the California action voluntarily dismissed their claims without prejudice. On May 5, 2022, plaintiffs in the consolidated federal action filed a second consolidated amended complaint. On March 14, 2024, the court denied the defendants’ motions to dismiss the second consolidated amended complaint. On January 6, 2025, the plaintiffs moved for class certification, and on August 13, 2025, the court granted in part and denied in part the plaintiffs’ motion for class certification. On December 15, 2025, the plaintiffs filed a settlement agreement, subject to court approval, to resolve the action, which will not require a contribution from GS Asia.

228	Goldman Sachs 2025 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Zymergen Inc. GS&Co. is among the underwriters named as defendants in a putative securities class action filed on August 4, 2021 in the U.S. District Court for the Northern District of California relating to Zymergen Inc.’s (Zymergen) $575 million April 2021 initial public offering of common stock. In addition to the underwriters, the defendants include Zymergen, certain of its officers and directors and certain of its shareholders. GS&Co. underwrote 5,750,345 shares of common stock representing an aggregate offering price of approximately $178 million. On February 24, 2022, the plaintiffs filed an amended complaint, and on November 29, 2022, the court granted in part and denied in part the defendants’ motion to dismiss the amended complaint, denying dismissal of the claims for violations of Section 11 of the Securities Act. On August 11, 2023, the court granted the plaintiffs’ motion for class certification. On October 3, 2023, Zymergen and three affiliates filed Chapter 11 bankruptcy petitions in the U.S. Bankruptcy Court for the District of Delaware. On March 4, 2024, the plaintiffs filed a second amended complaint. On November 25, 2025, the parties informed the court that they had reached a settlement in principle, subject to final documentation and court approval, to resolve the action. The firm has reserved the full amount of its proposed contribution to the settlement.
Rivian Automotive Inc. GS&Co. is among the underwriters named as defendants in putative securities class actions filed on March 7, 2022 and February 28, 2023 in the U.S. District Court for the Central District of California and in the Superior Court of the State of California, County of Orange, respectively, relating to Rivian Automotive Inc.’s (Rivian) approximately $13.7 billion November 2021 initial public offering. In addition to the underwriters, the defendants include Rivian and certain of its officers and directors. GS&Co. underwrote 44,733,050 shares of common stock representing an aggregate offering price of approximately $3.5 billion. On March 2, 2023, the plaintiffs in the federal court action filed an amended consolidated complaint, and on July 3, 2023, the court denied the defendants’ motion to dismiss the amended consolidated complaint. On June 30, 2023, the court in the state court action granted the defendants’ motion to dismiss the complaint, and on April 23, 2025, the Fourth Appellate District affirmed the court’s dismissal of the complaint. On July 17, 2024, the court in the federal court action granted the plaintiffs’ motion for class certification. On December 18, 2025, the court preliminarily approved a settlement to resolve the federal court action, which will not require a contribution from GS&Co.

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
Robinhood Markets, Inc. GS&Co. is among the underwriters named as defendants in a putative securities class action filed on December 17, 2021 in the U.S. District Court for the Northern District of California relating to Robinhood Markets, Inc.’s (Robinhood) approximately $2.2 billion July 2021 initial public offering. In addition to the underwriters, the defendants include Robinhood and certain of its officers and directors. GS&Co. underwrote 18,039,706 shares of common stock representing an aggregate offering price of approximately $686 million. On February 10, 2023, the court granted the defendants’ motion to dismiss the complaint with leave to amend, and on March 13, 2023, the plaintiffs filed a second amended complaint. On January 24, 2024, the court granted the defendants’ motion to dismiss the second amended complaint without leave to amend. On August 29, 2025, the U.S. Court of Appeals for the Ninth Circuit affirmed in part and vacated in part the district court’s dismissal and remanded the case for further proceedings. On October 8, 2025, the defendants’ petition for rehearing en banc with the U.S. Court of Appeals for the Ninth Circuit was denied. On February 5, 2026, the defendants filed a petition for a writ of certiorari with the U.S. Supreme Court.

Goldman Sachs 2025 Form 10-K	229

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

ON24, Inc. GS&Co. is among the underwriters named as defendants in a putative securities class action filed on November 3, 2021 in the U.S. District Court for the Northern District of California relating to ON24, Inc.’s (ON24) approximately $492 million February 2021 initial public offering of common stock. In addition to the underwriters, the defendants include ON24 and certain of its officers and directors, including a director who was a Managing Director of GS&Co. at the time of the initial public offering. GS&Co. underwrote 3,616,785 shares of common stock representing an aggregate offering price of approximately $181 million. On March 18, 2022, the plaintiffs filed a consolidated complaint, and on July 7, 2023, the court granted the defendants’ motion to dismiss the consolidated complaint with leave to amend. On September 1, 2023, the plaintiffs filed an amended consolidated complaint, and on March 5, 2024, the court granted the defendants’ motion to dismiss the amended consolidated complaint with prejudice. On January 7, 2026, the U.S. Court of Appeals for the Ninth Circuit affirmed in part and reversed in part the district court’s dismissal and remanded the case for further proceedings, and on February 11, 2026, the defendants filed a petition with the U.S. Court of Appeals for the Ninth Circuit for rehearing en banc.
Bright Health Group, Inc. GS&Co. is among the underwriters named as defendants in an amended complaint for a putative securities class action filed on June 24, 2022 in the U.S. District Court for the Eastern District of New York relating to Bright Health Group, Inc.’s (Bright Health) approximately $924 million June 2021 initial public offering of common stock. In addition to the underwriters, the defendants include Bright Health and certain of its officers and directors. GS&Co. underwrote 11,297,000 shares of common stock representing an aggregate offering price of approximately $203 million. On September 30, 2024, the court granted the defendants’ motion to dismiss the amended complaint. On November 13, 2025, the U.S. Court of Appeals for the Second Circuit vacated the district court’s dismissal and remanded the case for further proceedings.

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
Rent the Runway, Inc. GS&Co. is among the underwriters named as defendants in a putative securities class action filed on November 14, 2022 in the U.S. District Court for the Eastern District of New York relating to Rent the Runway, Inc.’s (Rent the Runway) $357 million October 2021 initial public offering of common stock. In addition to the underwriters, the defendants include Rent the Runway and certain of its officers and directors. GS&Co. underwrote 5,254,304 shares of common stock representing an aggregate offering price of approximately $110 million. On September 5, 2023, the plaintiffs filed an amended complaint, and on September 25, 2024, the court granted in part and denied in part the defendants’ motion to dismiss the amended complaint. On September 12, 2025, the court granted in part and denied in part the defendants’ motion for reconsideration of the court’s order. On November 23, 2025, the defendants served a motion for judgment on the pleadings.

230	Goldman Sachs 2025 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Opendoor Technologies Inc. GS&Co. is among the underwriters named as defendants in a putative securities class action filed on November 22, 2022 in the U.S. District Court for the District of Arizona relating to, among other things, Opendoor Technologies Inc.’s (Opendoor) approximately $886 million February 2021 public offering of common stock. In addition to the underwriters, the defendants include Opendoor and certain of its officers and directors. GS&Co. underwrote 10,173,401 shares of common stock representing an aggregate offering price of approximately $275 million. On April 17, 2023, the plaintiffs filed a consolidated amended complaint, and on February 28, 2024, the court granted the defendants’ motion to dismiss the consolidated amended complaint with leave to amend. On May 14, 2024, the court granted the plaintiffs’ motion for reconsideration and vacated the dismissal of certain of the plaintiffs’ claims, and on September 9, 2024, the court denied the defendants’ motion for certification of an interlocutory appeal as to the plaintiffs’ surviving claims. On February 28, 2025, the plaintiffs filed a motion for class certification. On January 7, 2026, the court approved a settlement, which does not require a contribution from GS&Co.
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

Venture Global, Inc. GS&Co. is among the underwriters named as defendants in a putative securities class action filed on April 15, 2025 in the U.S. District Court for the Eastern District of Virginia and transferred to the U.S. District Court for the Southern District of New York on June 2, 2025 relating to Venture Global, Inc.’s (Venture Global) approximately $1.8 billion January 2025 initial public offering of common stock. In addition to the underwriters, the defendants include Venture Global and certain of its officers and directors. GS&Co. underwrote 15,875,728 shares of common stock representing an aggregate offering price of approximately $397 million. GS&Co. is also among the underwriters named as defendants in related purported shareholder derivative actions filed beginning on May 7, 2025 in, or subsequently transferred to, the U.S. District Court for the Southern District of New York. The derivative actions include allegations that the underwriters aided and abetted breaches of fiduciary duties by the director and officer defendants and seeks unspecified damages and injunctive relief. On July 23, 2025, the court stayed the derivative actions pending the resolution of the putative securities class action. On December 5, 2025, the plaintiffs filed a second amended complaint in the putative securities class action, and on January 28, 2026, the defendants moved to dismiss the second amended complaint.
Ibotta, Inc. GS&Co. is among the underwriters named as defendants in putative securities class actions filed beginning on April 17, 2025 and consolidated in the U.S. District Court for the District of Colorado relating to Ibotta, Inc.’s (Ibotta) approximately $664 million April 2024 initial public offering of common stock. In addition to the underwriters, the defendants include Ibotta and certain of its officers and directors. GS&Co. underwrote 2,565,235 shares of common stock representing an aggregate offering price of approximately $226 million. On October 15, 2025, the plaintiffs filed a consolidated amended complaint, and on December 15, 2025, the defendants moved to dismiss the consolidated amended complaint.

Goldman Sachs 2025 Form 10-K	231

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Silvergate Capital Corporation. GS&Co. is among the underwriters and sales agents named as defendants in a putative securities class action filed on January 19, 2023 in the U.S. District Court for the Southern District of California, as amended on May 11, 2023, relating to Silvergate Capital Corporation’s (Silvergate) approximately $288 million January 2021 public offering of common stock, approximately $300 million “at-the-market” offering of common stock conducted from March through May 2021, approximately $200 million July 2021 public offering of depositary shares representing interests in preferred stock, and approximately $552 million December 2021 public offering of common stock. In addition to the underwriters and sales agents, the defendants include Silvergate and certain of its officers and directors. GS&Co. underwrote 1,711,313 shares of common stock in the January 2021 public offering of common stock representing an aggregate offering price of approximately $108 million, acted as a sales agent with respect to up to a $300 million aggregate offering price of shares of common stock in the March through May 2021 “at-the-market” offering, underwrote 1,600,000 depositary shares in the July 2021 public offering representing an aggregate offering price of approximately $40 million, and underwrote 1,375,397 shares of common stock in the December 2021 public offering of common stock representing an aggregate offering price of approximately $199 million. On July 10, 2023, the defendants moved to dismiss the consolidated amended complaint. On September 17, 2024, Silvergate and two affiliates filed Chapter 11 bankruptcy petitions in the U.S. Bankruptcy Court for the District of Delaware. On September 3, 2025, the district court approved the settlement, and on November 13, 2025, the bankruptcy court confirmed the Chapter 11 bankruptcy plan of Silvergate. The settlement will become effective upon the effectiveness of the Chapter 11 bankruptcy plan. The firm has paid the full amount of its proposed contribution to the settlement into an escrow account.

F45 Training Holdings Inc. GS&Co. is among the underwriters named as defendants in an amended complaint for a putative securities class action filed on May 19, 2023 in the U.S. District Court for the Western District of Texas relating to F45 Training Holdings Inc.’s (F45) approximately $350 million July 2021 initial public offering of common stock. In addition to the underwriters, the defendants include F45, certain of its officers and directors and certain of its shareholders. GS&Co. acted as a qualified independent underwriter for the offering and underwrote 8,303,744 shares of common stock representing an aggregate offering price of approximately $133 million. On January 25, 2024, the plaintiffs filed a second amended complaint, and on February 21, 2025, the court granted in part and denied in part the defendants’ motion to dismiss without prejudice, denying dismissal of the claims for violations of Sections 11 and 12 of the Securities Act. On February 17, 2026, the plaintiffs moved for preliminary approval of a settlement, which will not require a contribution from GS&Co.
StubHub Holdings, Inc. GS&Co. is among the underwriters named as defendants in a putative securities class action filed on November 24, 2025 in the U.S. District Court for the Southern District of New York relating to StubHub Holding, Inc.’s (StubHub) approximately $758 million September 2025 initial public offering of common stock. In addition to the underwriters, the defendants include StubHub and certain of its officers and directors. GS&Co. underwrote 10,680,176 shares of common stock representing an aggregate offering price of approximately $251 million.
Klarna Group plc. GS&Co. is among the underwriters named as defendants in a putative securities class action filed on December 22, 2025 in the U.S. District Court for the Eastern District of New York relating to Klarna Group plc’s (Klarna) approximately $1.6 billion September 2025 initial public offering of common stock. In addition to the underwriters, the defendants include Klarna and certain of its officers and directors. GS&Co. underwrote 10,850,940 shares of common stock representing an aggregate offering price of approximately $434 million.
Investment Management Services
Group Inc. and certain of its affiliates are parties to various civil litigation and arbitration proceedings and other disputes with clients relating to losses allegedly sustained as a result of the firm’s investment management services. These claims generally seek, among other things, restitution or other compensatory damages and, in some cases, punitive damages.

232	Goldman Sachs 2025 Form 10-K

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
GS&Co. is also among the defendants named in a related putative class action filed on June 2, 2021 in the U.S. District Court for the Southern District of New York. The complaint alleges the same conspiracy in the market for VRDOs as that alleged in the consolidated amended complaint filed on May 31, 2019, and asserts federal antitrust law, state law and state common law claims against the defendants. The complaint seeks declaratory and injunctive relief, as well as unspecified amounts of compensatory, treble and other damages. On August 6, 2021, plaintiffs in the May 31, 2019 action filed an amended complaint consolidating the June 2, 2021 action with the May 31, 2019 action. On September 14, 2021, defendants filed a joint partial motion to dismiss the August 6, 2021 amended consolidated complaint. On June 28, 2022, the court granted in part and denied in part the defendants’ motion to dismiss, dismissing the state breach of fiduciary duty claim against GS&Co., but declining to dismiss any portion of the federal antitrust law claims. On September 21, 2023, the court granted the plaintiffs’ motion for class certification, and on August 1, 2025, the U.S. Court of Appeals for the Second Circuit affirmed the court’s grant of class certification. On December 1, 2025, the defendants filed a petition for a writ of certiorari with the U.S. Supreme Court.

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
Credit Default Swap Antitrust Litigation
Group Inc., GS&Co. and GSI were among the defendants named in a putative antitrust class action relating to the settlement of credit default swaps, filed on June 30, 2021 in the U.S. District Court for the District of New Mexico. The complaint generally asserts claims under federal antitrust law and the Commodity Exchange Act in connection with an alleged conspiracy among the defendants to manipulate the benchmark price used to value credit default swaps for settlement. The complaint also asserts a claim for unjust enrichment under state common law. The complaint seeks declaratory and injunctive relief, as well as unspecified amounts of treble and other damages. On November 15, 2021, the defendants filed a motion to dismiss the complaint. On February 4, 2022, the plaintiffs filed an amended complaint and voluntarily dismissed Group Inc. from the action. On June 5, 2023, the court dismissed the claims against certain foreign defendants for lack of personal jurisdiction but denied the defendants’ motion to dismiss with respect to GS&Co., GSI and the remaining defendants. On January 26, 2024, the U.S. District Court for the Southern District of New York granted the defendants’ motion to enforce a 2015 settlement and release among the parties and enjoined the plaintiffs from pursuing any claims against the defendants in the New Mexico action for any alleged violation of law based on conduct before June 30, 2014, and on May 20, 2025, the U.S. Court of Appeals for the Second Circuit dismissed the plaintiffs’ appeal of the district court’s order for lack of subject matter jurisdiction. On October 10, 2025, the defendants filed a motion for judgment on the pleadings.

Goldman Sachs 2025 Form 10-K	233

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
The firm recognizes the funded status of its defined benefit pension and postretirement plans, measured as the difference between the fair value of the plan assets and the benefit obligation, in the consolidated balance sheets. As of December 2025, other assets included $90 million (related to overfunded pension plans) and other liabilities included $358 million related to these plans. As of December 2024, other assets included $73 million (related to overfunded pension plans) and other liabilities included $344 million related to these plans.
Defined Contribution Plans
The firm contributes to employer-sponsored U.S. and non-U.S. defined contribution plans. The firm’s contribution to these plans was $405 million for 2025, $382 million for 2024 and $377 million for 2023.

234	Goldman Sachs 2025 Form 10-K

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
Stock Incentive Plan
The firm sponsors a stock incentive plan, The Goldman Sachs Amended and Restated Stock Incentive Plan (2025) (2025 SIP), which provides for grants of RSUs, restricted stock, dividend equivalent rights, incentive stock options, nonqualified stock options, stock appreciation rights, and other share-based awards, each of which may be subject to terms and conditions, including performance or market conditions. On April 23, 2025, shareholders approved the 2025 SIP. The 2025 SIP is a successor to several predecessor stock incentive plans, the first of which was adopted on April 30, 1999, and each of which was approved by the firm’s shareholders.

As of December 2025, 53.9 million shares were available to be delivered pursuant to awards granted under the 2025 SIP. If any shares of common stock underlying awards granted under the 2025 SIP or awards granted under predecessor stock incentive plans are not delivered because such awards are forfeited, terminated or canceled, or if shares of common stock underlying such awards are surrendered or withheld to satisfy any obligation of the grantee (including taxes), those shares will become available to be delivered pursuant to awards granted under the 2025 SIP. Shares available to be delivered under the 2025 SIP are also subject to adjustment for certain events or changes in corporate structure as provided under the 2025 SIP. The 2025 SIP is scheduled to terminate on the date of the 2029 Annual Meeting of Shareholders.
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

Goldman Sachs 2025 Form 10-K	235

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The table below presents the 2025 activity related to stock settled RSUs.

			Weighted Average
			Grant-Date Fair Value of
	Restricted Stock		Restricted Stock
	Units Outstanding		Units Outstanding
	Future	No Future	Future	No Future
	Service	Service	Service	Service
	Required	Required	Required	Required
Beginning balance	3,485,867	13,791,564	$344.05	$329.61
Granted	2,143,132	3,507,992	$604.81	$577.90
Forfeited	(315,437)	(169,573)	$414.07	$400.69
Delivered	–	(7,861,983)	$–	$332.11
Vested	(2,325,904)	2,325,904	$420.96	$420.96
Ending balance	2,987,658	11,593,904	$463.84	$420.32
In the table above:
•The weighted average grant-date fair value of RSUs granted was $588.11 during 2025, $365.28 during 2024 and $329.23 during 2023. The grant-date fair value of these RSUs included an average liquidity discount of 4.1% during 2025, 3.9% during 2024 and 4.5% during 2023, to reflect post-vesting and delivery transfer restrictions, generally of 1 year for each of 2025, 2024 and 2023.
•The aggregate fair value of awards that vested was $3.91 billion during 2025, $3.15 billion during 2024 and $2.47 billion during 2023.
•The ending balance included no shares of restricted stock subject to future service requirements as of December 2025 and 4,579 shares as of December 2024.
•The ending balance included RSUs subject to future service requirements and performance or market conditions of 432,790 RSUs as of December 2025 and 466,731 RSUs as of December 2024, and the maximum amount of such RSUs that may be earned was 649,185 RSUs as of December 2025 and 700,097 RSUs as of December 2024.
•The ending balance also included RSUs not subject to future service requirements but subject to performance conditions of 1,244,279 RSUs as of December 2025 and 1,587,795 RSUs as of December 2024, and the maximum amount of such RSUs that may be earned was 1,866,419 RSUs as of December 2025 and 2,381,693 RSUs as of December 2024.

In relation to 2025 year-end, during the first quarter of 2026, the firm granted to its employees 3.5 million RSUs (of which 1.0 million RSUs require future service as a condition for delivery of the related shares of common stock). These RSUs are subject to additional conditions as outlined in the award agreements. Shares underlying these RSUs, net of required withholding tax, generally are delivered over a three-year period and are generally subject to a one-year post-vesting and delivery transfer restriction. These awards are not included in the table above.
As of December 2025, there was $740 million of total unrecognized compensation cost related to non-vested share-based awards. This cost is expected to be recognized over a weighted average period of 1.99 years. Share-based awards subject to performance conditions were recognized at the maximum payout.
The table below presents the share-based compensation and the related excess tax benefit.

	Year Ended December
$ in millions	2025	2024	2023
Share-based compensation	$3,624	$2,772	$2,098
Excess net tax benefit for share-based awards	$621	$213	$198
In the table above, excess net tax benefit for share-based awards includes the net tax benefit on dividend equivalents paid on RSUs and the delivery of common stock underlying share-based awards.
Carried Interest
The firm shares a portion of its carried interest related to investment management services with approximately 1,000 employees, including with the firm’s executive officers. The fair value of this carried interest is recognized as compensation expense over the vesting period, as applicable. Such expense was $513 million for 2025, $376 million for 2024 and $407 million for 2023.

236	Goldman Sachs 2025 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 30.
Parent Company
Group Inc. – Condensed Statements of Earnings

	Year Ended December
$ in millions	2025	2024	2023
Revenues
Dividends from subsidiaries and other affiliates:
Bank	$7,570	$62	$58
Nonbank	9,272	9,021	11,499
Other revenues	2,197	(1,214)	(1,965)
Total non-interest revenues	19,039	7,869	9,592
Interest income	18,845	20,533	18,839
Interest expense	20,743	23,527	21,479
Net interest loss	(1,898)	(2,994)	(2,640)
Total net revenues	17,141	4,875	6,952
Operating expenses
Compensation and benefits	975	676	287
Other expenses	1,067	693	219
Total operating expenses	2,042	1,369	506
Pre-tax earnings	15,099	3,506	6,446
Benefit for taxes	(678)	(1,617)	(1,070)
Undistributed earnings of subsidiaries
and other affiliates	1,399	9,153	1,000
Net earnings	17,176	14,276	8,516
Preferred stock dividends	876	751	609
Net earnings applicable to common shareholders	$16,300	$13,525	$7,907
Supplemental Disclosures:
In the condensed statements of earnings above, revenues and expenses included the following with subsidiaries and other affiliates:
•Dividends from bank subsidiaries included cash dividends of $7.57 billion for 2025, $62 million for 2024 and $58 million for 2023.
•Dividends from nonbank subsidiaries and other affiliates included cash dividends of $9.27 billion for 2025, $9.02 billion for 2024 and $11.49 billion for 2023.
•Other revenues included $4.43 billion for 2025, $(1.72) billion for 2024 and $(892) million for 2023.
•Interest income included $15.55 billion for 2025, $17.65 billion for 2024 and $16.82 billion for 2023.
•Interest expense included $10.82 billion for 2025, $11.91 billion for 2024 and $9.94 billion for 2023.
•Other expenses included $176 million for 2025, $104 million for 2024 and $105 million for 2023.
Group Inc.’s other comprehensive income/(loss) was $442 million for 2025, $216 million for 2024 and $92 million for 2023.

Group Inc. – Condensed Balance Sheets

	As of December
$ in millions	2025	2024
Assets
Cash and cash equivalents:
With third-party banks	$28	$19
With subsidiary bank	4	2
Loans to and receivables from subsidiaries:
Bank	4,504	5,738
Nonbank ($17,782 and $15,494 at fair value)	319,511	282,580
Investments in subsidiaries and other affiliates:
Bank	65,856	63,427
Nonbank	77,257	77,362
Trading assets (at fair value)	246	438
Investments ($41,036 and $35,205 at fair value)	73,270	80,697
Other assets	9,983	8,300
Total assets	$550,659	$518,563

Liabilities and shareholders’ equity
Repurchase agreements with subsidiaries (at fair value)	$71,296	$78,145
Secured borrowings with subsidiaries	25,240	28,151
Payables to subsidiaries	3,536	1,803
Trading liabilities (at fair value)	853	1,107
Unsecured short-term borrowings:
With third parties ($7,562 and $4,583 at fair value)	17,436	22,409
With subsidiaries	7,039	3,526
Unsecured long-term borrowings:
With third parties ($32,529 and $29,051 at fair value)	189,569	167,523
With subsidiaries	106,280	89,883
Other liabilities	4,438	4,020
Total liabilities	425,687	396,567
Commitments, contingencies and guarantees
Shareholders' equity
Preferred stock	15,153	13,253
Common stock	9	9
Share-based awards	5,795	5,148
Additional paid-in capital	61,906	61,376
Retained earnings	165,288	153,412
Accumulated other comprehensive loss	(2,260)	(2,702)
Stock held in treasury, at cost	(120,919)	(108,500)
Total shareholders’ equity	124,972	121,996
Total liabilities and shareholders’ equity	$550,659	$518,563
Supplemental Disclosures:
Goldman Sachs Funding LLC, a wholly-owned, direct subsidiary of Group Inc., has provided Group Inc. with a committed line of credit that allows Group Inc. to draw sufficient funds to meet its cash needs in the ordinary course of business.
Trading assets included derivative contracts with subsidiaries of $156 million as of December 2025 and $261 million as of December 2024.
Trading liabilities included derivative contracts with subsidiaries of $853 million as of December 2025 and $1.11 billion as of December 2024.
As of December 2025, unsecured long-term borrowings with subsidiaries by maturity date are $103.13 billion in 2027, $362 million in 2028, $258 million in 2029, $254 million in 2030 and $2.28 billion in 2031-thereafter.

Goldman Sachs 2025 Form 10-K	237

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Group Inc. – Condensed Statements of Cash Flows

	Year Ended December
$ in millions	2025	2024	2023
Cash flows from operating activities
Net earnings	$17,176	$14,276	$8,516
Adjustments to reconcile net earnings to net
cash provided by operating activities:
Undistributed earnings of subsidiaries
and other affiliates	(1,399)	(9,153)	(1,000)
Depreciation and amortization	16	25	13
Deferred income taxes	22	(844)	(380)
Share-based compensation	544	361	(11)
Changes in operating assets and liabilities:
Collateralized transactions (excluding
secured borrowings, net)	(6,849)	(631)	11,937
Trading assets	6,797	3,685	7,620
Trading liabilities	(254)	209	(1,646)
Other, net	954	5,090	(221)
Net cash provided by operating activities	17,007	13,018	24,828
Cash flows from investing activities
Purchase of property, leasehold
improvements and equipment	(83)	(55)	(48)
Repayments/(issuances) of short-term loans
to subsidiaries, net	502	9,578	3,145
Issuance of term loans to subsidiaries	(33,370)	(22,275)	(25,473)
Repayments of term loans by subsidiaries	130	12,626	921
Purchase of investments	(27,066)	(30,473)	(25,904)
Sales/paydowns of investments	36,676	30,239	17,801
Capital distributions from/(contributions to)
subsidiaries, net	1,152	127	1,205
Net cash used for investing activities	(22,059)	(233)	(28,353)
Cash flows from financing activities
Secured borrowings with subsidiary, net	(118)	8,518	3,810
Unsecured short-term borrowings, net:
With third parties	(268)	(54)	87
With subsidiaries	16,366	8,152	19,314
Issuance of unsecured long-term borrowings	99,806	77,389	127,728
Repayment of unsecured long-term borrowings	(92,763)	(94,943)	(136,618)
Preferred stock redemption	–	(2,200)	(1,000)
Common stock repurchased	(12,360)	(8,000)	(5,796)
Settlement of share-based awards in
satisfaction of withholding tax requirements	(2,156)	(1,331)	(1,345)
Dividends and dividend equivalents paid on
stock and share-based awards	(5,277)	(4,497)	(4,189)
Issuance of preferred stock, net of costs	1,895	4,239	1,496
Other financing, net	(62)	(79)	(1)
Net cash provided by/(used for) financing activities	5,063	(12,806)	3,486
Net increase/(decrease) in cash and cash equivalents	11	(21)	(39)
Cash and cash equivalents, beginning balance	21	42	81
Cash and cash equivalents, ending balance	$32	$21	$42

Supplemental Disclosures:
Cash payments for interest, net of capitalized interest, were $21.20 billion for 2025, $22.43 billion for 2024 and $20.53 billion for 2023, and included $10.82 billion for 2025, $11.60 billion for 2024 and $9.40 billion for 2023 of payments to subsidiaries.
Cash payments for income taxes, net, were $1.48 billion for 2025, $1.29 billion for 2024 and $671 million for 2023.
Non-cash activities during the year ended December 2025:
•Group Inc. exchanged $1.11 billion of an equity investment in its wholly-owned subsidiaries for loans.
There were no material non-cash activities during the year ended December 2024.
Non-cash activities during the year ended December 2023:
•Group Inc. exchanged $1.42 billion of an equity investment in its wholly-owned subsidiaries for loans.

238	Goldman Sachs 2025 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Supplemental Financial Information
Common Stock Performance
The graph and table below compare the performance of an investment in the firm’s common stock from December 31, 2020 (the last trading day before the firm’s 2021 fiscal year) through December 31, 2025, with the S&P 500 Index (S&P 500) and the S&P 500 Financials Index (S&P 500 Financials).

	As of December
	2020	2021	2022	2023	2024	2025
Group Inc.	$100.00	$147.59	$135.99	$157.63	$239.64	$375.30
S&P 500	$100.00	$128.68	$105.36	$133.03	$166.29	$195.99
S&P 500 Financials	$100.00	$134.87	$120.61	$135.21	$176.45	$202.86
The graph and table above assume $100 was invested on December 31, 2020 in each of the firm’s common stock, the S&P 500 and the S&P 500 Financials, and the dividends were reinvested without payment of any commissions. The performance shown represents past performance and should not be considered an indication of future performance.

Statistical Disclosures
Distribution of Assets, Liabilities and Shareholders’ Equity
The tables below present information about average balances, interest and average interest rates.

	Average Balance for the
	Year Ended December
$ in millions	2025	2024	2023
Assets
U.S.	$100,327	$110,144	$129,718
Non-U.S.	66,644	96,783	127,250
Deposits with banks	166,971	206,927	256,968
U.S.	223,820	242,469	214,772
Non-U.S.	138,927	148,594	158,347
Collateralized agreements	362,747	391,063	373,119
U.S.	326,468	288,793	205,013
Non-U.S.	235,435	196,305	146,655
Trading assets	561,903	485,098	351,668
U.S.	181,821	151,248	123,828
Non-U.S.	16,779	14,625	15,003
Investments	198,600	165,873	138,831
U.S.	194,452	168,198	156,349
Non-U.S.	18,064	16,514	19,112
Loans	212,516	184,712	175,461
U.S.	98,421	81,030	85,373
Non-U.S.	61,225	57,549	55,043
Other interest-earning assets	159,646	138,579	140,416
Interest-earning assets	1,662,383	1,572,252	1,436,463
Cash and due from banks	4,969	5,681	6,372
Other non-interest-earning assets	112,185	100,915	109,042
Assets	$1,779,537	$1,678,848	$1,551,877

Liabilities
U.S.	$357,627	$332,750	$307,686
Non-U.S.	109,261	96,184	82,321
Interest-bearing deposits	466,888	428,934	390,007
U.S.	175,358	202,997	154,341
Non-U.S.	114,803	113,693	93,697
Collateralized financings	290,161	316,690	248,038
U.S.	78,265	58,696	62,254
Non-U.S.	93,029	79,147	76,057
Trading liabilities	171,294	137,843	138,311
U.S.	46,361	52,398	47,878
Non-U.S.	39,345	35,746	27,166
Short-term borrowings	85,706	88,144	75,044
U.S.	213,175	193,173	197,442
Non-U.S.	67,373	54,435	45,611
Long-term borrowings	280,548	247,608	243,053
U.S.	144,899	145,407	149,883
Non-U.S.	91,633	88,223	94,915
Other interest-bearing liabilities	236,532	233,630	244,798
Interest-bearing liabilities	1,531,129	1,452,849	1,339,251
Non-interest-bearing deposits	5,753	5,029	4,733
Other non-interest-bearing liabilities	118,922	101,766	91,194
Liabilities	1,655,804	1,559,644	1,435,178
Shareholders’ equity
Preferred stock	15,007	12,430	10,895
Common stock	108,726	106,774	105,804
Shareholders’ equity	123,733	119,204	116,699
Liabilities and shareholders’ equity	$1,779,537	$1,678,848	$1,551,877
Percentage attributable to non-U.S. operations
Interest-earning assets	32.31%	33.73%	36.30%
Interest-bearing liabilities	33.66%	32.17%	31.34%

Goldman Sachs 2025 Form 10-K	239

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Supplemental Financial Information

	Interest for the
	Year Ended December
$ in millions	2025	2024	2023
Assets
U.S.	$4,289	$5,861	$7,074
Non-U.S.	1,670	3,421	3,875
Deposits with banks	5,959	9,282	10,949
U.S.	12,983	13,947	11,301
Non-U.S.	5,714	5,948	5,104
Collateralized agreements	18,697	19,895	16,405
U.S.	10,610	9,459	5,717
Non-U.S.	6,536	4,857	2,743
Trading assets	17,146	14,316	8,460
U.S.	6,962	5,333	3,055
Non-U.S.	635	665	801
Investments	7,597	5,998	3,856
U.S.	15,423	14,814	13,332
Non-U.S.	1,193	1,348	1,573
Loans	16,616	16,162	14,905
U.S.	9,208	9,431	8,266
Non-U.S.	5,150	6,313	5,674
Other interest-earning assets	14,358	15,744	13,940
Interest-earning assets	$80,373	$81,397	$68,515
Liabilities
U.S.	$14,367	$15,800	$13,658
Non-U.S.	4,026	4,482	3,352
Interest-bearing deposits	18,393	20,282	17,010
U.S.	11,544	11,953	8,750
Non-U.S.	5,466	5,409	3,955
Collateralized financings	17,010	17,362	12,705
U.S.	1,899	1,319	969
Non-U.S.	2,093	1,592	1,484
Trading liabilities	3,992	2,911	2,453
U.S.	1,023	1,745	1,200
Non-U.S.	313	367	122
Short-term borrowings	1,336	2,112	1,322
U.S.	9,880	10,728	10,838
Non-U.S.	235	282	246
Long-term borrowings	10,115	11,010	11,084
U.S.	9,696	11,870	11,228
Non-U.S.	6,272	7,794	6,362
Other interest-bearing liabilities	15,968	19,664	17,590
Interest-bearing liabilities	$66,814	$73,341	$62,164
Net interest income
U.S.	$11,066	$5,430	$2,102
Non-U.S.	2,493	2,626	4,249
Net interest income	$13,559	$8,056	$6,351

	Average Rate for the
	Year Ended December
	2025	2024	2023
Assets
U.S.	4.28%	5.32%	5.45%
Non-U.S.	2.51%	3.53%	3.05%
Deposits with banks	3.57%	4.49%	4.26%
U.S.	5.80%	5.75%	5.26%
Non-U.S.	4.11%	4.00%	3.22%
Collateralized agreements	5.15%	5.09%	4.40%
U.S.	3.25%	3.28%	2.79%
Non-U.S.	2.78%	2.47%	1.87%
Trading assets	3.05%	2.95%	2.41%
U.S.	3.83%	3.53%	2.47%
Non-U.S.	3.78%	4.55%	5.34%
Investments	3.83%	3.62%	2.78%
U.S.	7.93%	8.81%	8.53%
Non-U.S.	6.60%	8.16%	8.23%
Loans	7.82%	8.75%	8.49%
U.S.	9.36%	11.64%	9.68%
Non-U.S.	8.41%	10.97%	10.31%
Other interest-earning assets	8.99%	11.36%	9.93%
Interest-earning assets	4.83%	5.18%	4.77%
Liabilities
U.S.	4.02%	4.75%	4.44%
Non-U.S.	3.68%	4.66%	4.07%
Interest-bearing deposits	3.94%	4.73%	4.36%
U.S.	6.58%	5.89%	5.67%
Non-U.S.	4.76%	4.76%	4.22%
Collateralized financings	5.86%	5.48%	5.12%
U.S.	2.43%	2.25%	1.56%
Non-U.S.	2.25%	2.01%	1.95%
Trading liabilities	2.33%	2.11%	1.77%
U.S.	2.21%	3.33%	2.51%
Non-U.S.	0.80%	1.03%	0.45%
Short-term borrowings	1.56%	2.40%	1.76%
U.S.	4.63%	5.55%	5.49%
Non-U.S.	0.35%	0.52%	0.54%
Long-term borrowings	3.61%	4.45%	4.56%
U.S.	6.69%	8.16%	7.49%
Non-U.S.	6.84%	8.83%	6.70%
Other interest-bearing liabilities	6.75%	8.42%	7.19%
Interest-bearing liabilities	4.36%	5.05%	4.64%
Interest rate spread	0.47%	0.13%	0.13%
U.S.	0.98%	0.52%	0.23%
Non-U.S.	0.46%	0.50%	0.81%
Net yield on interest-earning assets	0.82%	0.51%	0.44%
In the tables above:
•Assets, liabilities and interest are classified as U.S. and non-U.S. based on the location of the legal entity in which the assets and liabilities are held.
•Derivative instruments and commodities are included in other non-interest-earning assets and other non-interest-bearing liabilities.
•Average collateralized agreements included $153.85 billion of resale agreements and $208.90 billion of securities borrowed for 2025, $188.06 billion of resale agreements and $203.00 billion of securities borrowed for 2024, and $179.35 billion of resale agreements and $193.77 billion of securities borrowed for 2023.
•Other interest-earning assets primarily consists of certain receivables from customers and counterparties.

240	Goldman Sachs 2025 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Supplemental Financial Information
•Collateralized financings included $233.41 billion of repurchase agreements and $56.75 billion of securities loaned for 2025, $252.88 billion of repurchase agreements and $63.81 billion of securities loaned for 2024, and $198.26 billion of repurchase agreements and $49.78 billion of securities loaned for 2023.
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

	Year Ended December 2025
	versus December 2024
	Increase (decrease)
	due to change in:
$ in millions	Volume	Rate	Net Change
Interest-earning assets
U.S.	$(420)	$(1,152)	$(1,572)
Non-U.S.	(755)	(996)	(1,751)
Deposits with banks	(1,175)	(2,148)	(3,323)
U.S.	(1,082)	118	(964)
Non-U.S.	(398)	164	(234)
Collateralized agreements	(1,480)	282	(1,198)
U.S.	1,224	(73)	1,151
Non-U.S.	1,086	593	1,679
Trading assets	2,310	520	2,830
U.S.	1,171	458	1,629
Non-U.S.	82	(112)	(30)
Investments	1,253	346	1,599
U.S.	2,082	(1,473)	609
Non-U.S.	102	(257)	(155)
Loans	2,184	(1,730)	454
U.S.	1,627	(1,850)	(223)
Non-U.S.	309	(1,472)	(1,163)
Other interest-earning assets	1,936	(3,322)	(1,386)
Change in interest income	5,028	(6,052)	(1,024)
Interest-bearing liabilities
U.S.	999	(2,432)	(1,433)
Non-U.S.	482	(938)	(456)
Interest-bearing deposits	1,481	(3,370)	(1,889)
U.S.	(1,820)	1,411	(409)
Non-U.S.	53	4	57
Collateralized financings	(1,767)	1,415	(352)
U.S.	475	105	580
Non-U.S.	312	189	501
Trading liabilities	787	294	1,081
U.S.	(133)	(589)	(722)
Non-U.S.	29	(83)	(54)
Short-term borrowings	(104)	(672)	(776)
U.S.	927	(1,775)	(848)
Non-U.S.	45	(92)	(47)
Long-term borrowings	972	(1,867)	(895)
U.S.	(34)	(2,140)	(2,174)
Non-U.S.	233	(1,755)	(1,522)
Other interest-bearing liabilities	199	(3,895)	(3,696)
Change in interest expense	1,568	(8,095)	(6,527)
Change in net interest income	$3,460	$2,043	$5,503

	Year Ended December 2024
	versus December 2023
	Increase (decrease)
	due to change in:
$ in millions	Volume	Rate	Net Change
Interest-earning assets
U.S.	$(1,042)	$(171)	$(1,213)
Non-U.S.	(1,077)	623	(454)
Deposits with banks	(2,119)	452	(1,667)
U.S.	1,593	1,053	2,646
Non-U.S.	(390)	1,234	844
Collateralized agreements	1,203	2,287	3,490
U.S.	2,744	998	3,742
Non-U.S.	1,228	886	2,114
Trading assets	3,972	1,884	5,856
U.S.	967	1,311	2,278
Non-U.S.	(17)	(119)	(136)
Investments	950	1,192	2,142
U.S.	1,044	438	1,482
Non-U.S.	(212)	(13)	(225)
Loans	832	425	1,257
U.S.	(505)	1,670	1,165
Non-U.S.	275	364	639
Other interest-earning assets	(230)	2,034	1,804
Change in interest income	4,608	8,274	12,882
Interest-bearing liabilities
U.S.	1,190	952	2,142
Non-U.S.	646	484	1,130
Interest-bearing deposits	1,836	1,436	3,272
U.S.	2,865	338	3,203
Non-U.S.	951	503	1,454
Collateralized financings	3,816	841	4,657
U.S.	(80)	430	350
Non-U.S.	62	46	108
Trading liabilities	(18)	476	458
U.S.	151	394	545
Non-U.S.	88	157	245
Short-term borrowings	239	551	790
U.S.	(237)	127	(110)
Non-U.S.	46	(10)	36
Long-term borrowings	(191)	117	(74)
U.S.	(365)	1,007	642
Non-U.S.	(591)	2,023	1,432
Other interest-bearing liabilities	(956)	3,030	2,074
Change in interest expense	4,726	6,451	11,177
Change in net interest income	$(118)	$1,823	$1,705

Goldman Sachs 2025 Form 10-K	241

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Supplemental Financial Information
Deposits
The table below presents information about interest-bearing deposits.

	Year Ended December
$ in millions	2025	2024
Average balances
U.S.
Savings and demand	$246,913	$242,378
Time	110,714	90,372
Total U.S.	357,627	332,750
Non-U.S.
Demand	66,864	64,678
Time	42,397	31,506
Total non-U.S.	109,261	96,184
Total	$466,888	$428,934
Average interest rates
U.S.
Savings and demand	3.90%	4.72%
Time	4.28%	4.81%
Total U.S.	4.02%	4.75%
Non-U.S.
Demand	3.58%	4.53%
Time	3.85%	4.92%
Total non-U.S.	3.68%	4.66%
Total	3.94%	4.73%
In the table above, deposits are classified as U.S. and non-U.S. based on the location of the entity in which such deposits are held.
The amount of deposits in U.S. offices held by non-U.S. depositors was $7.44 billion as of December 2025 and $6.06 billion as of December 2024.
The amount of uninsured deposits in U.S. offices was $120.30 billion as of December 2025 and $107.17 billion as of December 2024. These amounts exclude cash collateral on derivatives that is considered by the FDIC when determining uninsured deposits. Such collateral is either netted against the derivative balances or included in payables to customer and counterparties in our consolidated balance sheets.
The amount of uninsured deposits in non-U.S. offices was $79.79 billion as of December 2025 and $65.32 billion as of December 2024.

The table below presents uninsured time deposits by maturity.

	As of December 2025
$ in millions	U.S.	Non-U.S.
3 months or less	$7,024	$18,004
3 to 6 months	9,200	15,724
6 to 12 months	7,825	11,339
Greater than 12 months	1,674	1,039
Total	$25,723	$46,106
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
Loan Portfolio
The table below presents information about gross loans.

	As of December
$ in millions	2025		2024
Corporate	$30,676	13%	$29,972	15%
Commercial real estate	37,409	16%	29,789	15%
Residential real estate	31,957	13%	25,969	13%
Securities-based	18,079	8%	16,477	8%
Other collateralized	98,999	41%	75,107	37%
Credit cards	19,742	8%	21,403	11%
Other	3,020	1%	2,149	1%
Total	$239,882	100%	$200,866	100%
Beginning in the first quarter of 2025, as a result of a decrease in the balance of installment loans (due to the sales of GreenSky and the seller financing loan portfolio in 2024), the remaining installment loans originated by the firm were included in other loans. Previously, such loans were disclosed separately in the table above. Prior period amounts have been conformed to the current presentation. See Note 9 to the consolidated financial statements for further information about installment loans.

242	Goldman Sachs 2025 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Supplemental Financial Information
Maturities and Interest Rates. The table below presents gross loans by tenor.

	As of December 2025
		More than	More than
	1 year	1 year to	5 years to	More than
$ in millions	or less	5 years	15 years	15 years	Total
Corporate	$3,607	$24,883	$2,186	$–	$30,676
Commercial real estate	5,075	28,547	3,787	–	37,409
Residential real estate	5,853	11,996	656	13,452	31,957
Securities-based	16,405	1,674	–	–	18,079
Other collateralized	35,853	60,067	2,510	569	98,999
Credit cards	19,742	–	–	–	19,742
Other	658	2,301	45	16	3,020
Total	$87,193	$129,468	$9,184	$14,037	$239,882
The table below presents gross loans by tenor and for loans with tenors greater than one year, the distribution of such loans between fixed and floating interest rates.

	As of December 2025
	1 year	More than one year
$ in millions	or less	Fixed-rate	Floating-rate	Total
Corporate	$3,607	$243	$26,826	$30,676
Commercial real estate	5,075	916	31,418	37,409
Residential real estate	5,853	7,050	19,054	31,957
Securities-based	16,405	49	1,625	18,079
Other collateralized	35,853	573	62,573	98,999
Credit cards	19,742	–	–	19,742
Other	658	22	2,340	3,020
Total	$87,193	$8,853	$143,836	$239,882

Allowance for Loan Losses
The table below presents information about the allowance for loan losses.

	As of December
$ in millions	2025	2024
Corporate	$979	$1,033
Commercial real estate	779	637
Residential real estate	137	144
Securities-based	1	1
Other collateralized	238	279
Other	14	5
Wholesale	2,148	2,099
Credit cards	–	2,567
Consumer	–	2,567
Total	$2,148	$4,666
The table below presents information about the net charge-off ratio for loans accounted for at amortized cost.

	Net	Average	Net charge-
$ in millions	charge-offs	balance	off ratio
Year Ended December 2025
Wholesale	$62	$191,958	0.0%
Consumer	1,188	19,562	6.1%
Total	$1,250	$211,520	0.6%

Year Ended December 2024
Wholesale	$48	$164,688	0.0%
Consumer	1,367	17,885	7.6%
Total	$1,415	$182,573	0.8%
In the table above, the net charge-off ratio is calculated by dividing the net charge-offs by average gross loans accounted for at amortized cost. See Note 9 to the consolidated financial statements for further information about net charge-off ratios.

Goldman Sachs 2025 Form 10-K	243

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
There were no changes in or disagreements with accountants on accounting and financial disclosure during the last two years.
Item 9A. Controls and Procedures
As of the end of the period covered by this report, an evaluation was carried out by our management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of the end of the period covered by this report. In addition, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the fourth quarter of our year ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Management’s Report on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm are set forth in Part II, Item 8 of this Form 10-K.
Item 9B. Other Information
Rule 10b5-1 Trading Plans
During the quarter ended December 2025, no directors or executive officers entered into, modified or terminated, contracts, instructions or written plans for the sale or purchase of Group Inc.’s securities that were intended to satisfy the affirmative defense conditions of Rule 10b5-1 or that constituted non-Rule 10b5-1 trading arrangements (as defined in Item 408 of Regulation S-K).

Restatement of Certificate of Incorporation
On February 24, 2026, Group Inc. filed three Certificates of Elimination with the Secretary of State of the State of Delaware which, upon filing, had the effect of eliminating from its Restated Certificate of Incorporation all matters set forth therein with respect to shares of its 5.50% Fixed-Rate Reset Non-Cumulative Preferred Stock, Series Q, 4.95% Fixed-Rate Reset Non-Cumulative Preferred Stock, Series R and 4.40% Fixed-Rate Reset Non-Cumulative Preferred Stock, Series S, which had previously been redeemed in full. Copies of each of the Certificates of Elimination are attached as Exhibits 3.3, 3.4 and 3.5 to this Form 10-K and incorporated by reference herein. A Restated Certificate of Incorporation reflecting these changes was filed with the Secretary of State of the State of Delaware on February 24, 2026, and a copy is attached as Exhibit 3.1 to this Form 10-K.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Information about our executive officers is included in “Business — Information about our Executive Officers” in Part I, Item 1 of this Form 10-K. Information about our directors, including our Audit Committee and Audit Committee financial experts and the procedures by which shareholders can recommend director nominees, and our executive officers will be in our definitive Proxy Statement for our 2026 Annual Meeting of Shareholders, which will be filed within 120 days of the end of 2025 (2026 Proxy Statement) and is incorporated in this Form 10-K by reference. Information about our Code of Business Conduct and Ethics, which applies to our senior financial officers, is included in “Business — Available Information” in Part I, Item 1 of this Form 10-K.
We have adopted an insider trading policy governing the purchase, sale and/or other disposition of our securities by our directors, officers and employees and other covered persons, as well as Group Inc. itself, that we believe is reasonably designed to promote compliance with insider trading laws, rules and regulations and New York Stock Exchange listing standards. A copy of our insider trading policy is included as Exhibit 19.1 to this Annual Report on Form 10-K.

244	Goldman Sachs 2025 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Item 11. Executive Compensation
Information relating to our executive officer and director compensation and the compensation committee of the Board will be in the 2026 Proxy Statement and is incorporated in this Form 10-K by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information relating to security ownership of certain beneficial owners of our common stock and information relating to the security ownership of our management will be in the 2026 Proxy Statement and is incorporated in this Form 10-K by reference.
The table below presents information as of December 31, 2025 regarding securities to be issued pursuant to outstanding restricted stock units (RSUs) and securities remaining available for issuance under our equity compensation plans that were in effect during 2025.

Plan Category	Securities to be Issued Upon Exercise of Outstanding Options and Rights (a)	Weighted Average Exercise Price of Outstanding Options (b)	Securities Available For Future Issuance Under Equity Compensation Plans (c)
Equity compensation plans:
Approved by security holders	15,420,097	N/A	53,871,082
Not approved by security holders	–	–	–
Total	15,420,097		53,871,082
In the table above:
•Securities to be Issued Upon Exercise of Outstanding Options and Rights includes 15,420,097 shares that may be issued pursuant to outstanding RSUs. These awards are subject to vesting and other conditions to the extent set forth in the respective award agreements, and the underlying shares will be delivered net of any required tax withholding. As of December 31, 2025, there were no outstanding options.
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
Item 13. Certain Relationships and Related Transactions, and Director Independence
Information regarding certain relationships and related transactions and director independence will be in the 2026 Proxy Statement and is incorporated in this Form 10-K by reference.
Item 14. Principal Accountant Fees and Services
Information regarding principal accountant fees and services will be in the 2026 Proxy Statement and is incorporated in this Form 10-K by reference.
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
2. Exhibits
2.1    Plan of Incorporation (incorporated by reference to Exhibit 2.1 to the Registrant’s Registration Statement on Form S-1 (No. 333-74449)).
3.1    Restated Certificate of Incorporation of The Goldman Sachs Group, Inc., amended as of February 24, 2026.
3.2    Amended and Restated By-Laws of The Goldman Sachs Group, Inc., amended as of November 3, 2023 (incorporated by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023).
3.3    Certificate of Elimination of Perpetual 5.50% Fixed-Rate Reset Non-Cumulative Preferred Stock, Series Q, of The Goldman Sachs Group, Inc.
3.4    Certificate of Elimination of Perpetual 4.95% Fixed-Rate Reset Non-Cumulative Preferred Stock, Series R, of The Goldman Sachs Group, Inc.
3.5    Certificate of Elimination of Perpetual 4.40% Fixed-Rate Reset Non-Cumulative Preferred Stock, Series S, of The Goldman Sachs Group, Inc.

Goldman Sachs 2025 Form 10-K	245

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
4.1    Description of The Goldman Sachs Group, Inc.’s Securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2024).
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

246	Goldman Sachs 2025 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
10.1 Amended and Restated The Goldman Sachs Group, Inc. Clawback Policy, effective as of December 1, 2023 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2024).
10.2    The Goldman Sachs Amended and Restated Stock Incentive Plan (2025) (incorporated by reference to Annex C to the Registrant’s Definitive Proxy Statement on Schedule 14A, filed on March 14, 2025). †
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
10.13    Form of Second Amendment, dated November 25, 2006, to Agreement Relating to Noncompetition and Other Covenants, dated May 7, 1999, as amended effective November 27, 2004 (incorporated by reference to Exhibit 10.51 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended November 24, 2006). †
10.14    Description of PMD Retiree Medical Program (incorporated by reference to Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021). †
10.15    Amendments to Certain Non-Employee Director Equity Award Agreements (incorporated by reference to Exhibit 10.69 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended November 28, 2008). †
10.16    Form of Deed of Gift (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2010). †
10.17    The Goldman Sachs Long-Term Performance Incentive Plan, dated December 17, 2010 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on December 23, 2010). †

Goldman Sachs 2025 Form 10-K	247

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
10.18    Amended and Restated General Guarantee Agreement, dated November 21, 2011, made by The Goldman Sachs Group, Inc. relating to certain obligations of Goldman Sachs Bank USA (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed on November 21, 2011).
10.19    Form of Aircraft Time Sharing Agreement (incorporated by reference to Exhibit 10.61 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011). †
10.20    Form of Non-Employee Director RSU Award Agreement. †
10.21    Form of Non-Employee Director RSU Award Agreement (Cash-Settled). †
10.22    Form of One-Time/Year-End RSU Award Agreement. †
10.23    Form of One-Time/Year-End RSU Award Agreement (fully vested). †
10.24    Form of One-Time/Year-End RSU Award Agreement (Base (not fully vested) and/or Supplemental). †
10.25    Form of One-Time/Year-End Short-Term RSU Award Agreement. †
10.26    Form of One-Time/Year-End Restricted Stock Award Agreement. †
10.27    Form of One-Time/Year-End Restricted Stock Award Agreement (fully vested). †
10.28    Form of One-Time/Year-End Performance-Based Restricted Stock Unit Award Agreement. †
10.29    Form of One-Time/Year-End Performance-Based Restricted Stock Unit Award Agreement (fully vested). †
10.30    Form of Performance-Based Cash Compensation Award Agreement (incorporated by reference to Exhibit 10.61 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015). †

10.31    Form of Signature Card for Equity Awards. †
10.32    Form of Amended and Restated Agreement of Limited Partnership for Participants in the Long Term Executive Carried Interest Incentive Program (incorporated by reference to Exhibit 10.46 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2024). †
10.33    Form of Subscription Agreement and Materials for Participants in the Long Term Executive Carried Interest Incentive Program (incorporated by reference to Exhibit 10.47 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2024). †
10.34    Amended and Restated General Guarantee Agreement, dated September 28, 2018, made by The Goldman Sachs Group, Inc. relating to certain obligations of Goldman Sachs Bank USA (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed on September 28, 2018).
10.35    Amended and Restated General Guarantee Agreement, dated September 28, 2018, made by The Goldman Sachs Group, Inc. relating to certain obligations of Goldman Sachs & Co. LLC (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed on September 28, 2018).
10.36    Lease, dated August 17, 2018, between Farringdon Street Partners Limited and Farringdon Street (Nominee) Limited, as Landlord, and Goldman Sachs International, as Tenant (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10‑Q for the period ended September 30, 2018).
19.1    The Goldman Sachs Group, Inc. Firmwide Insider Trading Policy (incorporated by reference to Exhibit 19.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2024).

248	Goldman Sachs 2025 Form 10-K

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
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

101    Pursuant to Rules 405 and 406 of Regulation S‑T, the following information is formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Statements of Earnings for the years ended December 31, 2025, December 31, 2024 and December 31, 2023, (ii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2025, December 31, 2024 and December 31, 2023, (iii) the Consolidated Balance Sheets as of December 31, 2025 and December 31, 2024, (iv) the Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2025, December 31, 2024 and December 31, 2023, (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2025, December 31, 2024 and December 31, 2023, (vi) the notes to the Consolidated Financial Statements and (vii) the cover page.
104    Cover Page Interactive Data File (formatted in iXBRL in Exhibit 101).
† This exhibit is a management contract or a compensatory plan or arrangement.

Goldman Sachs 2025 Form 10-K	249

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
THE GOLDMAN SACHS GROUP, INC.

By:	/s/	Denis P. Coleman III
Name:		Denis P. Coleman III
Title:		Chief Financial Officer
Date:		February 25, 2026
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/	David Solomon
Name:		David Solomon
Title:		Director, Chairman and Chief Executive
Officer (Principal Executive Officer)
Date:		February 25, 2026

By:	/s/	M. Michele Burns
Name:		M. Michele Burns
Title:		Director
Date:		February 25, 2026

By:	/s/	Mark A. Flaherty
Name:		Mark A. Flaherty
Title:		Director
Date:		February 25, 2026

By:	/s/	Kimberley D. Harris
Name:		Kimberley D. Harris
Title:		Director
Date:		February 25, 2026

By:	/s/	John B. Hess
Name:		John B. Hess
Title:		Director
Date:		February 25, 2026

By:	/s/	Kevin R. Johnson
Name:		Kevin R. Johnson
Title:		Director
Date:		February 25, 2026

By:	/s/	Ellen J. Kullman
Name:		Ellen J. Kullman
Title:		Director
Date:		February 25, 2026

By:	/s/	KC McClure
Name:		KC McClure
Title:		Director
Date:		February 25, 2026

By:	/s/	Lakshmi N. Mittal
Name:		Lakshmi N. Mittal
Title:		Director
Date:		February 25, 2026

By:	/s/	Thomas Montag
Name:		Thomas Montag
Title:		Director
Date:		February 25, 2026

By:	/s/	Peter Oppenheimer
Name:		Peter Oppenheimer
Title:		Director
Date:		February 25, 2026

By:	/s/	Jan E. Tighe
Name:		Jan E. Tighe
Title:		Director
Date:		February 25, 2026

By:	/s/	David A. Viniar
Name:		David A. Viniar
Title:		Director
Date:		February 25, 2026

By:	/s/	John E. Waldron
Name:		John E. Waldron
Title:		Director
Date:		February 25, 2026

By:	/s/	Denis P. Coleman III
Name:		Denis P. Coleman III
Title:		Chief Financial Officer
(Principal Financial Officer)
Date:		February 25, 2026

By:	/s/	Sheara J. Fredman
Name:		Sheara J. Fredman
Title:		Chief Accounting Officer
(Principal Accounting Officer)
Date:		February 25, 2026

250	Goldman Sachs 2025 Form 10-K