Form 10-Q
period 2026-03-31
GOLDMAN SACHS GROUP INC
filed 2026-05-01
CIK 886982

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of April 17, 2026, there were 295,007,421 shares of the registrant’s common stock outstanding.

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2026

Goldman Sachs March 2026 Form 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Earnings
(Unaudited)

	Three Months Ended March
in millions, except per share amounts	2026	2025
Revenues
Investment banking	$2,844	$1,916
Investment management	3,179	2,759
Commissions and fees	1,326	1,226
Market making	5,461	5,723
Other principal transactions	862	543
Total non-interest revenues	13,672	12,167

Interest income	20,637	19,383
Interest expense	17,082	16,488
Net interest income	3,555	2,895
Total net revenues	17,227	15,062
Provision for credit losses	315	287
Operating expenses
Compensation and benefits	5,412	4,876
Transaction based	2,515	1,850
Market development	186	156
Communications and technology	583	506
Depreciation and amortization	495	506
Occupancy	254	233
Professional fees	379	424
Other expenses	602	577
Total operating expenses	10,426	9,128

Pre-tax earnings	6,486	5,647
Provision for taxes	856	909
Net earnings	5,630	4,738
Preferred stock dividends	227	155
Net earnings applicable to common shareholders	$5,403	$4,583

Earnings per common share
Basic	$17.74	$14.25
Diluted	$17.55	$14.12

Average common shares
Basic	303.8	320.8
Diluted	308.0	324.5

Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended March
$ in millions	2026	2025
Net earnings	$5,630	$4,738
Other comprehensive income/(loss) adjustments, net of tax:
Currency translation	(27)	(35)
Debt valuation adjustment	1,148	232
Pension and postretirement liabilities	1	10
Available-for-sale securities	(753)	420
Cash flow hedges	(21)	6
Other comprehensive income	348	633
Comprehensive income	$5,978	$5,371

The accompanying notes are an integral part of these consolidated financial statements.

1	Goldman Sachs March 2026 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)

	As of
	March	December
$ in millions	2026	2025
Assets
Cash and cash equivalents	$179,530	$164,259
Collateralized agreements:
Securities purchased under agreements to resell (at fair value)	152,875	126,007
Securities borrowed (includes $61,700 and $51,581 at fair value)	233,083	208,208
Customer and other receivables (includes $325 and $315 at fair value)	209,484	185,842
Trading assets (at fair value and includes $181,306 and $158,641 pledged as collateral)	758,018	656,796
Investments:
Available-for-sale securities (at fair value; amortized cost of $137,897 and $99,116)	137,014	99,244
Held-to-maturity securities	74,889	69,193
Other investments (includes $24,748 and $24,938 at fair value)	25,731	25,825
Loans (net of allowance of $2,345 and $2,148, and includes $4,379 and $4,905 at fair value)	252,849	237,734
Other assets (includes $192 and $180 at fair value)	36,707	36,212
Total assets	$2,060,180	$1,809,320

Liabilities and shareholders’ equity
Deposits (includes $92,248 and $76,569 at fair value)	$561,263	$501,422
Collateralized financings:
Securities sold under agreements to repurchase (at fair value)	259,452	223,384
Securities loaned (includes $12,586 and $11,995 at fair value)	55,278	53,644
Other secured financings (includes $36,139 and $27,833 at fair value)	36,336	28,021
Customer and other payables	293,039	231,865
Trading liabilities (at fair value)	312,220	262,552
Unsecured short-term borrowings (includes $65,705 and $59,758 at fair value)	80,878	70,459
Unsecured long-term borrowings (includes $125,666 and $112,683 at fair value)	315,426	285,500
Other liabilities (includes $256 and $111 at fair value)	23,506	27,501
Total liabilities	1,937,398	1,684,348
Commitments, contingencies and guarantees
Shareholders’ equity
Preferred stock; aggregate liquidation preference of $13,703 and $15,153	13,703	15,153
Common stock; 935,410,692 and 931,995,446 shares issued, and 294,574,329 and 296,476,742 shares outstanding	9	9
Share-based awards	5,798	5,795
Nonvoting common stock; no shares issued and outstanding	–	–
Additional paid-in capital	61,786	61,906
Retained earnings	169,316	165,288
Accumulated other comprehensive loss	(1,912)	(2,260)
Stock held in treasury, at cost; 640,836,365 and 635,518,706 shares	(125,918)	(120,919)
Total shareholders’ equity	122,782	124,972
Total liabilities and shareholders’ equity	$2,060,180	$1,809,320

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs March 2026 Form 10-Q	2

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Shareholders’ Equity
(Unaudited)

	Three Months Ended March
$ in millions	2026	2025
Preferred stock
Beginning balance	$15,153	$13,253
Issued	–	1,900
Redeemed	(1,450)	–
Ending balance	13,703	15,153
Common stock
Beginning balance	9	9
Issued	–	–
Ending balance	9	9
Share-based awards
Beginning balance	5,795	5,148
Issuance and amortization of share-based awards	2,533	2,426
Delivery of common stock underlying share-based awards	(2,501)	(2,351)
Forfeiture of share-based awards	(29)	(24)
Ending balance	5,798	5,199
Additional paid-in capital
Beginning balance	61,906	61,376
Delivery of common stock underlying share-based awards	2,482	2,313
Cancellation of share-based awards in satisfaction of withholding tax requirements	(2,605)	(1,851)
Preferred stock issuance costs	3	(5)
Other	–	(1)
Ending balance	61,786	61,832
Retained earnings
Beginning balance	165,288	153,412
Net earnings	5,630	4,738
Dividends and dividend equivalents declared on common stock and share-based awards	(1,375)	(976)
Dividends declared on preferred stock	(224)	(155)
Preferred stock redemption premium	(3)	–
Ending balance	169,316	157,019
Accumulated other comprehensive income/(loss)
Beginning balance	(2,260)	(2,702)
Other comprehensive income	348	633
Ending balance	(1,912)	(2,069)
Stock held in treasury, at cost
Beginning balance	(120,919)	(108,500)
Repurchased	(5,000)	(4,360)
Reissued	19	39
Other	(18)	(22)
Ending balance	(125,918)	(112,843)
Total shareholders’ equity	$122,782	$124,300

The accompanying notes are an integral part of these consolidated financial statements.

3	Goldman Sachs March 2026 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March
$ in millions	2026	2025
Cash flows from operating activities
Net earnings	$5,630	$4,738
Adjustments to reconcile net earnings to net cash used for operating activities:
Depreciation and amortization	495	506
Deferred income taxes	(47)	154
Share-based compensation	2,530	2,417
Provision for credit losses	315	287
Changes in operating assets and liabilities:
Customer and other receivables and payables, net	36,161	(907)
Collateralized transactions (excluding other secured financings), net	(14,041)	(48,685)
Trading assets	(104,035)	(21,266)
Trading liabilities	48,637	29,640
Loans held for sale, net	(2,008)	(501)
Other, net	(5,505)	(3,613)
Net cash used for operating activities	(31,868)	(37,230)
Cash flows from investing activities
Purchase of property, leasehold improvements and equipment	(565)	(499)
Proceeds from sales of property, leasehold improvements and equipment	63	145
Net cash used for business acquisitions	(359)	–
Available-for-sale securities:
Purchases	(62,327)	(32,532)
Proceeds from sales	24,194	22,889
Proceeds from paydowns and maturities	90	–
Held-to-maturity securities:
Purchases	(9,289)	(4,595)
Proceeds from paydowns and maturities	4,613	4,572
Other investments:
Purchases	(2,605)	(2,280)
Proceeds from sales, paydowns and maturities	2,885	2,523
Loans (excluding loans held for sale), net	(13,007)	(12,970)
Net cash used for investing activities	(56,307)	(22,747)
Cash flows from financing activities
Unsecured short-term borrowings, net	7,232	2,932
Other secured financings (short-term), net	7,234	(3,821)
Proceeds from issuance of other secured financings (long-term)	651	460
Repayment of other secured financings (long-term), including the current portion	(73)	(600)
Proceeds from issuance of unsecured long-term borrowings	58,244	28,594
Repayment of unsecured long-term borrowings, including the current portion	(20,402)	(16,540)
Derivative contracts with a financing element, net	1,239	906
Deposits, net	60,819	36,332
Preferred stock redemption	(1,450)	–
Common stock repurchased	(5,000)	(4,360)
Settlement of share-based awards in satisfaction of withholding tax requirements	(2,605)	(1,851)
Dividends and dividend equivalents paid on common stock, preferred stock and share-based awards	(1,588)	(1,115)
Proceeds from issuance of preferred stock, net of issuance costs	–	1,895
Other financing, net	(7)	(6)
Net cash provided by financing activities	104,294	42,826
Effect of exchange rate changes on cash and cash equivalents	(848)	2,467
Net increase/(decrease) in cash and cash equivalents	15,271	(14,684)
Cash and cash equivalents, beginning balance	164,259	182,092
Cash and cash equivalents, ending balance	$179,530	$167,408

Supplemental disclosures:
Cash payments for interest, net of capitalized interest	$18,027	$15,954
See Notes 9, 12 and 16 for information about non-cash activities.

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs March 2026 Form 10-Q	4

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

Asset & Wealth Management
The firm manages assets and offers investment products across all major asset classes to a diverse set of clients, both institutional and individuals, including through a network of third-party distributors around the world. The firm also provides investing and wealth advisory solutions, including financial planning and counseling, and executing brokerage transactions for wealth management clients. The firm issues loans to wealth management clients and raises deposits through its consumer banking digital platform, Marcus by Goldman Sachs, and through its private bank. The firm invests in public and private equity securities, debt securities and loans, related to corporate, real estate and infrastructure assets. The firm also makes investments through consolidated investment entities (CIEs), substantially all of which are engaged in real estate investment activities.
Platform Solutions
The firm issues credit cards through a partnership arrangement with Apple Inc. and raises deposits from Apple Card customers. In December 2025, the firm entered into an agreement to transition the Apple Card program to another issuer.

5	Goldman Sachs March 2026 Form 10-Q

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
These consolidated financial statements are unaudited and should be read in conjunction with the audited consolidated financial statements included in the firm’s Annual Report on Form 10-K for the year ended December 31, 2025. References to “the 2025 Form 10-K” are to the firm’s Annual Report on Form 10-K for the year ended December 31, 2025. Certain disclosures included in the annual financial statements have been condensed or omitted from these financial statements as they are not required for interim financial statements under U.S. GAAP and the rules of the SEC.
These unaudited consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. These adjustments are of a normal, recurring nature. Interim period operating results may not be indicative of the operating results for a full year.
All references to March 2026 and March 2025 refer to the firm’s periods ended, or the dates, as the context requires, March 31, 2026 and March 31, 2025, respectively. All references to December 2025 refer to the date December 31, 2025. Any reference to a future year refers to a year ending on December 31 of that year. Certain reclassifications have been made to previously reported amounts to conform to the current presentation.

Note 3.
Significant Accounting Policies
The firm's significant accounting policies are either described below or included in the following footnotes:

Fair Value Measurements	Note 4
Fair Value Hierarchy	Note 5
Trading Assets and Liabilities	Note 6
Derivatives and Hedging Activities	Note 7
Investments	Note 8
Loans	Note 9
Fair Value Option	Note 10
Collateralized Agreements and Financings	Note 11
Other Assets	Note 12
Deposits	Note 13
Unsecured Borrowings	Note 14
Other Liabilities	Note 15
Securitization Activities	Note 16
Variable Interest Entities	Note 17
Commitments, Contingencies and Guarantees	Note 18
Shareholders’ Equity	Note 19
Regulation and Capital Adequacy	Note 20
Earnings Per Common Share	Note 21
Transactions with Affiliated Funds	Note 22
Interest Income and Interest Expense	Note 23
Income Taxes	Note 24
Business Segments	Note 25
Credit Concentrations	Note 26
Legal Proceedings	Note 27

Goldman Sachs March 2026 Form 10-Q	6

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

7	Goldman Sachs March 2026 Form 10-Q

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
Revenues from contracts with clients represent approximately 50% of total non-interest revenues for the three months ended March 2026 (including approximately 95% of investment banking revenues, approximately 95% of investment management revenues and all commissions and fees), and approximately 45% of total non-interest revenues for the three months ended March 2025 (including approximately 80% of investment banking revenues, approximately 95% of investment management revenues and all commissions and fees). See Note 25 for information about net revenues by business segment.
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

Goldman Sachs March 2026 Form 10-Q	8

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
The firm is able to determine the future revenues associated with management fees calculated based on committed capital. As of March 2026, substantially all future net revenues associated with such remaining performance obligations will be recognized through 2034. Annual revenues associated with such performance obligations average less than $400 million through 2034.
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
Cash and Cash Equivalents
The firm defines cash equivalents as highly liquid overnight deposits held in the ordinary course of business. Cash and cash equivalents included cash and due from banks of $7.01 billion as of March 2026 and $6.52 billion as of December 2025. Cash and cash equivalents also included interest-bearing deposits with banks of $172.52 billion as of March 2026 and $157.74 billion as of December 2025.
The firm segregates cash for regulatory and other purposes related to client activity. Cash and cash equivalents segregated for regulatory and other purposes were $15.76 billion as of March 2026 and $14.80 billion as of December 2025. In addition, the firm segregates securities for regulatory and other purposes related to client activity. See Note 11 for further information about segregated securities.
Customer and Other Receivables
Customer and other receivables included receivables from customers and counterparties of $134.04 billion as of March 2026 and $125.00 billion as of December 2025, and receivables from brokers, dealers and clearing organizations of $75.44 billion as of March 2026 and $60.84 billion as of December 2025. Such receivables primarily consist of customer margin loans, collateral posted in connection with certain derivative transactions, and receivables resulting from unsettled transactions.
Substantially all of these receivables are accounted for at amortized cost net of any allowance for credit losses, which generally approximates fair value. As these receivables are not accounted for at fair value, they are not included in the firm’s fair value hierarchy in Notes 4 and 5. Had these receivables been included in the firm’s fair value hierarchy, substantially all would have been classified in level 2 as of both March 2026 and December 2025. See Notes 4, 5 and 10 for further information about customer and other receivables accounted for at fair value under the fair value option. Interest on customer and other receivables is recognized over the life of the transaction and included in interest income.
Customer and other receivables includes receivables from contracts with clients and contract assets. Contract assets represent the firm’s right to receive consideration for services provided in connection with its contracts with clients for which collection is conditional and not merely subject to the passage of time. The firm’s receivables from contracts with clients were $4.43 billion as of March 2026 and $4.16 billion as of December 2025. As of both March 2026 and December 2025, contract assets were not material.

9	Goldman Sachs March 2026 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Customer and Other Payables
Customer and other payables included payables to customers and counterparties of $265.76 billion as of March 2026 and $224.46 billion as of December 2025, and payables to brokers, dealers and clearing organizations of $27.28 billion as of March 2026 and $7.41 billion as of December 2025. Such payables primarily consist of customer credit balances related to the firm’s prime brokerage activities. Customer and other payables are accounted for at cost plus accrued interest, which generally approximates fair value. As these payables are not accounted for at fair value, they are not included in the firm’s fair value hierarchy in Notes 4 and 5. Had these payables been included in the firm’s fair value hierarchy, substantially all would have been classified in level 2 as of both March 2026 and December 2025. Interest on customer and other payables is recognized over the life of the transaction and included in interest expense.
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

Goldman Sachs March 2026 Form 10-Q	10

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Recent Accounting Developments
Improvements to Income Tax Disclosures (ASC 740). In December 2023, the FASB issued ASU No. 2023-09, “Improvements to Income Tax Disclosures.” This ASU requires incremental annual disclosures primarily related to the reconciliation of the statutory tax rate to the effective tax rate, as well as income taxes paid. This ASU became effective for the firm for annual periods beginning in January 2025, and the firm elected to apply it under a prospective approach. Since this ASU only requires additional disclosures, adoption of this ASU did not have an impact on the firm’s financial condition, results of operations or cash flows.
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
Measurement of Credit Losses for Accounts Receivable and Contract Assets (ASC 326). In July 2025, the FASB issued ASU No. 2025-05, “Measurement of Credit Losses for Accounts Receivable and Contract Assets.” This ASU simplifies the estimation of credit losses on accounts receivable and contract assets arising from transactions accounted for under ASC 606, “Revenue from Contracts with Customers,” by providing companies an option to assume that the conditions as of the balance sheet date will remain unchanged for the remaining life of these assets while estimating expected credit losses. This ASU was effective for the firm beginning in January 2026 under a prospective approach. Adoption of this ASU did not have a material impact on the firm’s financial condition, results of operations or cash flows.
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

11	Goldman Sachs March 2026 Form 10-Q

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

The table below presents financial assets and liabilities carried at fair value.

	As of
	March	December
$ in millions	2026	2025
Total level 1 financial assets	$644,652	$515,386
Total level 2 financial assets	520,910	473,090
Total level 3 financial assets	20,836	20,324
Investments in funds at NAV	1,745	1,739
Counterparty and cash collateral netting	(48,892)	(46,573)
Total financial assets at fair value	$1,139,251	$963,966

Total assets	$2,060,180	$1,809,320

Total level 3 financial assets divided by:
Total assets	1.0%	1.1%
Total financial assets at fair value	1.8%	2.1%

Total level 1 financial liabilities	$174,849	$140,556
Total level 2 financial liabilities	740,955	648,454
Total level 3 financial liabilities	35,698	32,130
Counterparty and cash collateral netting	(47,230)	(46,255)
Total financial liabilities at fair value	$904,272	$774,885

Total liabilities	$1,937,398	$1,684,348

Total level 3 financial liabilities divided by:
Total liabilities	1.8%	1.9%
Total financial liabilities at fair value	3.9%	4.1%
In the table above:
•Counterparty netting among positions classified in the same level is included in that level.
•Counterparty and cash collateral netting represents the impact on derivatives of netting across levels.
The table below presents a summary of level 3 financial assets.

	As of
	March	December
$ in millions	2026	2025
Trading assets:
Trading cash instruments	$1,205	$904
Derivatives	4,499	4,283
Investments	14,349	14,411
Loans	591	546
Other assets	192	180
Total	$20,836	$20,324
Level 3 financial assets as of March 2026 increased slightly compared with December 2025, reflecting an increase in level 3 trading cash instruments and derivatives. See Note 5 for further information about level 3 financial assets (including information about unrealized gains and losses related to level 3 financial assets and transfers into and out of level 3).

Goldman Sachs March 2026 Form 10-Q	12

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
•Market yields implied by transactions of similar or related assets;
•Transaction prices in both the underlying collateral and instruments with the same or similar underlying collateral; and
•Duration, driven by underlying loan prepayment speeds and residential property liquidation timelines.

13	Goldman Sachs March 2026 Form 10-Q

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

Goldman Sachs March 2026 Form 10-Q	14

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

15	Goldman Sachs March 2026 Form 10-Q

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
Valuation Techniques and Significant Inputs for Other Financial Assets and Liabilities at Fair Value
In addition to trading cash instruments, derivatives, and certain investments and loans, the firm accounts for certain of its other financial assets and liabilities at fair value under the fair value option. Such instruments include repurchase agreements and resale agreements; certain securities borrowed and loaned transactions; certain customer and other receivables, including certain margin loans; certain time deposits, including structured certificates of deposit, which are hybrid financial instruments; substantially all other secured financings, including structured financing arrangements and transfers of assets accounted for as financings; certain unsecured short- and long-term borrowings, substantially all of which are hybrid financial instruments; and certain other assets and liabilities. These instruments are generally valued based on discounted cash flow techniques, which incorporate inputs with reasonable levels of price transparency, and are generally classified in level 2 because the inputs are observable. Valuation adjustments may be made for liquidity and for counterparty and the firm’s credit quality. The significant inputs used to value the firm’s other financial assets and liabilities are described below.
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
Other Assets and Liabilities. The significant inputs to the valuation of other assets and liabilities include the amount and timing of expected future cash flows, interest rates, market yields, volatility and correlation inputs. The inputs used to value the embedded derivative component of hybrid financial instruments are consistent with the inputs used to value the firm’s other derivative instruments described above. See Note 7 for further information about derivatives.

Goldman Sachs March 2026 Form 10-Q	16

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Note 5.
Fair Value Hierarchy
Financial assets and liabilities at fair value includes trading cash instruments, derivatives, and certain investments, loans and other financial assets and liabilities at fair value.
Trading Cash Instruments
Fair Value by Level. The table below presents trading cash instruments by level within the fair value hierarchy.

$ in millions	Level 1	Level 2	Level 3	Total
As of March 2026
Assets
Government and agency obligations:
U.S.	$187,135	$58,931	$–	$246,066
Non-U.S.	102,380	37,537	34	139,951
Loans and securities backed by:
Commercial real estate	–	1,366	82	1,448
Residential real estate	–	10,786	85	10,871
Corporate debt instruments	100	60,614	736	61,450
State and municipal obligations	–	573	–	573
Other debt obligations	102	8,224	92	8,418
Equity securities	220,346	1,728	176	222,250
Commodities	–	2,939	–	2,939
Total	$510,063	$182,698	$1,205	$693,966

Liabilities
Government and agency obligations:
U.S.	$(35,040)	$(20)	$–	$(35,060)
Non-U.S.	(63,331)	(5,547)	(3)	(68,881)
Loans and securities backed by:
Commercial real estate	–	(34)	–	(34)
Residential real estate	–	(35)	–	(35)
Corporate debt instruments	(1)	(41,032)	(47)	(41,080)
Other debt obligations	–	(32)	–	(32)
Equity securities	(76,475)	(18)	(9)	(76,502)
Commodities	–	(396)	–	(396)
Total	$(174,847)	$(47,114)	$(59)	$(222,020)

As of December 2025
Assets
Government and agency obligations:
U.S.	$158,405	$73,208	$–	$231,613
Non-U.S.	67,538	36,349	11	103,898
Loans and securities backed by:
Commercial real estate	–	1,659	63	1,722
Residential real estate	–	12,684	92	12,776
Corporate debt instruments	213	50,521	484	51,218
State and municipal obligations	–	377	2	379
Other debt obligations	1,526	3,534	90	5,150
Equity securities	189,231	1,593	162	190,986
Commodities	–	6,101	–	6,101
Total	$416,913	$186,026	$904	$603,843

Liabilities
Government and agency obligations:
U.S.	$(23,172)	$(15)	$–	$(23,187)
Non-U.S.	(49,628)	(4,014)	(3)	(53,645)
Loans and securities backed by:
Commercial real estate	–	(41)	–	(41)
Residential real estate	–	(18)	–	(18)
Corporate debt instruments	(307)	(32,597)	(101)	(33,005)
Other debt obligations	–	(133)	–	(133)
Equity securities	(67,429)	(2)	(15)	(67,446)
Commodities	–	(672)	–	(672)
Total	$(140,536)	$(37,492)	$(119)	$(178,147)

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

	As of March 2026		As of December 2025
$ in millions	Amount or Range	Weighted Average	Amount or Range	Weighted Average
Loans and securities backed by real estate
Level 3 assets	$167		$155
Yield	3.3% to 43.1%	10.0%	3.1% to 45.1%	10.6%
Recovery rate	22.3% to 93.0%	84.7%	22.3% to 62.5%	36.5%
Duration (years)	0.4 to 17.5	3.7	0.3 to 9.0	3.4
Corporate debt instruments
Level 3 assets	$736		$484
Yield	2.3% to 27.6%	16.1%	2.1% to 18.0%	8.0%
Recovery rate	4.1% to 69.2%	38.8%	4.1% to 72.0%	32.3%
Duration (years)	2.5 to 4.6	3.1	2.3 to 14.7	3.9
Other
Level 3 assets	$302		$265
Yield	9.8% to 24.8%	17.3%	8.4% to 30.0%	17.5%
Duration (years)	0.2 to 6.8	2.7	0.2 to 8.7	2.6

17	Goldman Sachs March 2026 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
In the table above:
•Other includes government and agency obligations, state and municipal obligations, other debt obligations and equity securities.
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
•Increases in yield or duration used in the valuation of level 3 trading cash instruments would have resulted in a lower fair value measurement, while an increase in recovery rate would have resulted in a higher fair value measurement as of both March 2026 and December 2025. Due to the distinctive nature of each level 3 trading cash instrument, the interrelationship of inputs is not necessarily uniform within each product type.
•Trading cash instruments are valued using discounted cash flows.

Level 3 Rollforward. The table below presents a summary of the changes in fair value for level 3 trading cash instruments.

	Three Months Ended March
$ in millions	2026	2025
Assets
Beginning balance	$904	$1,213
Net realized gains/(losses)	38	32
Net unrealized gains/(losses)	(62)	(12)
Purchases	202	273
Sales	(86)	(222)
Settlements	(82)	(312)
Transfers into level 3	420	179
Transfers out of level 3	(129)	(137)
Ending balance	$1,205	$1,014

Liabilities
Beginning balance	$(119)	$(75)
Net unrealized gains/(losses)	3	(10)
Purchases	28	23
Sales	(17)	(77)
Settlements	26	(1)
Transfers into level 3	(9)	(7)
Transfers out of level 3	29	14
Ending balance	$(59)	$(133)
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

Goldman Sachs March 2026 Form 10-Q	18

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
The table below presents information, by product type, for assets included in the summary table above.

	Three Months Ended March
$ in millions	2026	2025
Loans and securities backed by real estate
Beginning balance	$155	$95
Net realized gains/(losses)	1	1
Net unrealized gains/(losses)	–	1
Purchases	3	1
Sales	–	(2)
Settlements	(16)	(3)
Transfers into level 3	28	8
Transfers out of level 3	(4)	(33)
Ending balance	$167	$68

Corporate debt instruments
Beginning balance	$484	$728
Net realized gains/(losses)	28	26
Net unrealized gains/(losses)	(52)	(11)
Purchases	152	206
Sales	(72)	(111)
Settlements	(53)	(295)
Transfers into level 3	360	152
Transfers out of level 3	(111)	(74)
Ending balance	$736	$621

Other
Beginning balance	$265	$390
Net realized gains/(losses)	9	5
Net unrealized gains/(losses)	(10)	(2)
Purchases	47	66
Sales	(14)	(109)
Settlements	(13)	(14)
Transfers into level 3	32	19
Transfers out of level 3	(14)	(30)
Ending balance	$302	$325
In the table above, other includes government and agency obligations, state and municipal obligations, other debt obligations and equity securities.
Level 3 Rollforward Commentary for the Three Months Ended March 2026. The net realized and unrealized losses on level 3 trading cash instrument assets of $24 million (reflecting $38 million of net realized gains and $62 million of net unrealized losses) for the three months ended March 2026 included gains/(losses) of $(64) million reported in market making and $40 million reported in interest income.

The drivers of the net unrealized losses on level 3 trading cash instrument assets for the three months ended March 2026 were not material.
Transfers into level 3 trading cash instrument assets during the three months ended March 2026 primarily reflected transfers of certain corporate debt instruments from level 2 (principally due to reduced price transparency as a result of a lack of market evidence, including fewer market transactions in these instruments).
Transfers out of level 3 trading cash instrument assets during the three months ended March 2026 primarily reflected transfers of certain corporate debt instruments to level 2 (principally due to increased price transparency as a result of market evidence, including market transactions in these instruments).
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
The drivers of transfers out of level 3 trading cash instrument assets during the three months ended March 2025 were not material.

19	Goldman Sachs March 2026 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Derivatives
Fair Value by Level. The table below presents derivatives on a gross basis by level and product type, as well as the impact of netting.

$ in millions	Level 1	Level 2	Level 3	Total
As of March 2026
Assets
Interest rates	$–	$166,045	$773	$166,818
Credit	–	14,327	2,391	16,718
Currencies	–	95,777	245	96,022
Commodities	–	23,745	910	24,655
Equities	5	107,309	1,063	108,377
Gross fair value	5	407,203	5,382	412,590
Counterparty netting in levels	–	(298,763)	(883)	(299,646)
Subtotal	$5	$108,440	$4,499	$112,944
Cross-level counterparty netting				(886)
Cash collateral netting				(48,006)
Net fair value				$64,052

Liabilities
Interest rates	$–	$(127,612)	$(952)	$(128,564)
Credit	–	(15,798)	(905)	(16,703)
Currencies	–	(95,665)	(161)	(95,826)
Commodities	–	(24,678)	(366)	(25,044)
Equities	(2)	(166,391)	(4,546)	(170,939)
Gross fair value	(2)	(430,144)	(6,930)	(437,076)
Counterparty netting in levels	–	298,763	883	299,646
Subtotal	$(2)	$(131,381)	$(6,047)	$(137,430)
Cross-level counterparty netting				886
Cash collateral netting				46,344
Net fair value				$(90,200)

As of December 2025
Assets
Interest rates	$6	$161,089	$618	$161,713
Credit	–	11,305	2,470	13,775
Currencies	–	79,714	80	79,794
Commodities	–	16,151	949	17,100
Equities	5	86,643	1,050	87,698
Gross fair value	11	354,902	5,167	360,080
Counterparty netting in levels	–	(259,670)	(884)	(260,554)
Subtotal	$11	$95,232	$4,283	$99,526
Cross-level counterparty netting				(621)
Cash collateral netting				(45,952)
Net fair value				$52,953

Liabilities
Interest rates	$(11)	$(121,455)	$(722)	$(122,188)
Credit	–	(13,296)	(839)	(14,135)
Currencies	–	(83,756)	(58)	(83,814)
Commodities	–	(19,302)	(214)	(19,516)
Equities	(9)	(147,803)	(3,749)	(151,561)
Gross fair value	(20)	(385,612)	(5,582)	(391,214)
Counterparty netting in levels	–	259,670	884	260,554
Subtotal	$(20)	$(125,942)	$(4,698)	$(130,660)
Cross-level counterparty netting				621
Cash collateral netting				45,634
Net fair value				$(84,405)

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

	As of March 2026		As of December 2025
$ in millions, except inputs	Amount or Range	Average/ Median	Amount or Range	Average/ Median
Interest rates, net	$(179)		$(104)
Correlation	(10)% to 90%	33%/25%	(10)% to 95%	34%/25%
Volatility (bps)	31 to 151	69/57	31 to 151	69/57
Credit, net	$1,486		$1,631
Credit spreads (bps)	16 to 1,400	146/120	9 to 1,065	135/106
Upfront credit points	(2) to 100	16/9	0 to 100	19/10
Recovery rates	40% to 41%	40%/40%	25% to 60%	43%/40%
Currencies, net	$84		$22
Correlation	0% to 70%	29%/3%	0% to 70%	21%/3%
Volatility	17% to 17%	17%/17%	17% to 18%	17%/17%
Commodities, net	$544		$735
Volatility	19% to 127%	49%/43%	20% to 101%	35%/30%
Natural gas spread	$(7.11) to $5.36	$(0.31)/$(0.24)	$(4.27) to $2.19	$(0.40)/ $(0.33)
Electricity price	$3.10 to $443.79	$51.95/$33.55	$2.98 to $489.82	$57.43/ $35.57
Equities, net	$(3,483)		$(2,699)
Correlation	(70)% to 99%	59%/61%	(70)% to 100%	58%/60%
Volatility	3% to 135%	18%/8%	2% to 102%	14%/9%
In the table above:
•Assets are shown as positive amounts and liabilities are shown as negative amounts.
•Ranges represent the significant unobservable inputs that were used in the valuation of each type of derivative.

Goldman Sachs March 2026 Form 10-Q	20

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

21	Goldman Sachs March 2026 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Level 3 Rollforward. The table below presents a summary of the changes in fair value for level 3 derivatives.

	Three Months Ended March
$ in millions	2026	2025
Total level 3 derivatives, net
Beginning balance	$(415)	$825
Net realized gains/(losses)	(92)	15
Net unrealized gains/(losses)	(851)	612
Purchases	160	88
Sales	(424)	(491)
Settlements	66	114
Transfers into level 3	(37)	4
Transfers out of level 3	45	(12)
Ending balance	$(1,548)	$1,155
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
The table below presents information, by product type, for derivatives included in the summary table above.

	Three Months Ended March
$ in millions	2026	2025
Interest rates, net
Beginning balance	$(104)	$(112)
Net realized gains/(losses)	(9)	49
Net unrealized gains/(losses)	(121)	286
Purchases	26	–
Sales	(52)	(83)
Settlements	35	30
Transfers into level 3	21	(98)
Transfers out of level 3	25	(1)
Ending balance	$(179)	$71

Credit, net
Beginning balance	$1,631	$1,218
Net realized gains/(losses)	(23)	(35)
Net unrealized gains/(losses)	29	65
Purchases	14	32
Sales	(15)	(19)
Settlements	(146)	(64)
Transfers into level 3	36	155
Transfers out of level 3	(40)	7
Ending balance	$1,486	$1,359

Currencies, net
Beginning balance	$22	$47
Net realized gains/(losses)	2	(16)
Net unrealized gains/(losses)	100	25
Purchases	14	22
Sales	(27)	(3)
Settlements	11	49
Transfers into level 3	(30)	(6)
Transfers out of level 3	(8)	(1)
Ending balance	$84	$117

Commodities, net
Beginning balance	$735	$778
Net realized gains/(losses)	(22)	(11)
Net unrealized gains/(losses)	(129)	119
Purchases	24	–
Sales	(20)	(12)
Settlements	(20)	11
Transfers into level 3	6	(23)
Transfers out of level 3	(30)	(51)
Ending balance	$544	$811

Equities, net
Beginning balance	$(2,699)	$(1,106)
Net realized gains/(losses)	(40)	28
Net unrealized gains/(losses)	(730)	117
Purchases	82	34
Sales	(310)	(374)
Settlements	186	88
Transfers into level 3	(70)	(24)
Transfers out of level 3	98	34
Ending balance	$(3,483)	$(1,203)

Goldman Sachs March 2026 Form 10-Q	22

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Level 3 Rollforward Commentary for the Three Months Ended March 2026. The net realized and unrealized losses on level 3 derivatives of $943 million (reflecting $92 million of net realized losses and $851 million of net unrealized losses) for the three months ended March 2026 included losses of $930 million reported in market making and $13 million reported in other principal transactions.
The net unrealized losses on level 3 derivatives for the three months ended March 2026 reflected losses on certain equity derivatives (principally due to the impact of changes in equity prices), losses on certain commodity derivatives (principally due to the impact of changes in commodity prices), losses on certain interest rate derivatives (principally due to an increase in interest rates), partially offset by gains on certain currency derivatives (principally due to the impact of changes in foreign exchange rates).
The drivers of both transfers into and transfers out of level 3 derivatives during the three months ended March 2026 were not material.
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
The drivers of transfers out of level 3 derivatives during the three months ended March 2025 were not material.

Investments
Fair Value by Level. The table below presents investments accounted for at fair value by level within the fair value hierarchy.

$ in millions	Level 1	Level 2	Level 3	Total
As of March 2026
Government and agency obligations:
U.S.	$123,315	$3,171	$–	$126,486
Non-U.S.	10,528	4	–	10,532
Corporate debt securities	135	1,828	4,597	6,560
Securities backed by real estate	–	5	309	314
Money market instruments	78	2,047	–	2,125
Other debt obligations	4	–	294	298
Equity securities	524	4,029	9,149	13,702
Subtotal	$134,584	$11,084	$14,349	$160,017
Investments in funds at NAV				1,745
Total investments				$161,762
As of December 2025
Government and agency obligations:
U.S.	$90,582	$1,467	$–	$92,049
Non-U.S.	7,195	4	–	7,199
Corporate debt securities	139	2,621	4,279	7,039
Securities backed by real estate	–	6	306	312
Money market instruments	78	2,255	–	2,333
Other debt obligations	9	–	345	354
Equity securities	459	3,217	9,481	13,157
Subtotal	$98,462	$9,570	$14,411	$122,443
Investments in funds at NAV				1,739
Total investments				$124,182
See Note 4 for an overview of the firm’s fair value measurement policies, valuation techniques and significant inputs used to determine the fair value of investments.

23	Goldman Sachs March 2026 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Significant Unobservable Inputs. The table below presents the amount of level 3 investments, and ranges and weighted averages of significant unobservable inputs used to value such investments.

	As of March 2026		As of December 2025
$ in millions	Amount or Range	Weighted Average	Amount or Range	Weighted Average
Corporate debt securities
Level 3 assets	$4,597		$4,279
Yield	7.0% to 21.7%	10.8%	6.8% to 19.1%	10.9%
Recovery rate	41.0% to 93.8%	58.3%	20.0% to 65.0%	57.4%
Duration (years)	1.0 to 7.0	3.6	0.7 to 6.5	3.6
Multiples	1.3x to 27.0x	6.3x	0.8x to 43.0x	7.0x
Securities backed by real estate
Level 3 assets	$309		$306
Yield	8.7% to 34.0%	14.7%	8.9% to 30.8%	13.3%
Duration (years)	0.2 to 1.8	1.7	0.2 to 2.0	2.0
Other debt obligations
Level 3 assets	$294		$345
Yield	5.4% to 7.1%	6.6%	4.4% to 7.6%	6.9%
Equity securities
Level 3 assets	$9,149		$9,481
Multiples	0.4x to 25.0x	8.4x	0.4x to 25.0x	8.6x
Discount rate/yield	6.0% to 60.0%	13.5%	6.0% to 42.0%	12.3%
Capitalization rate	3.4% to 11.5%	5.5%	4.4% to 11.5%	5.5%
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
•Increases in yield, discount rate, capitalization rate or duration used in the valuation of level 3 investments would have resulted in a lower fair value measurement, while increases in recovery rate or multiples would have resulted in a higher fair value measurement as of both March 2026 and December 2025. Due to the distinctive nature of each level 3 investment, the interrelationship of inputs is not necessarily uniform within each product type.

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
Level 3 Rollforward. The table below presents a summary of the changes in fair value for level 3 investments.

	Three Months Ended March
$ in millions	2026	2025
Beginning balance	$14,411	$14,142
Net realized gains/(losses)	79	86
Net unrealized gains/(losses)	(159)	(71)
Purchases	147	274
Sales	(118)	(119)
Settlements	(473)	(242)
Transfers into level 3	794	723
Transfers out of level 3	(332)	(244)
Ending balance	$14,349	$14,549
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

Goldman Sachs March 2026 Form 10-Q	24

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
The table below presents information, by product type, for investments included in the summary table above.

	Three Months Ended March
$ in millions	2026	2025
Corporate debt securities
Beginning balance	$4,279	$4,510
Net realized gains/(losses)	53	56
Net unrealized gains/(losses)	(51)	(5)
Purchases	48	108
Sales	(30)	(33)
Settlements	(184)	(139)
Transfers into level 3	625	362
Transfers out of level 3	(143)	(163)
Ending balance	$4,597	$4,696

Securities backed by real estate
Beginning balance	$306	$562
Net realized gains/(losses)	2	–
Net unrealized gains/(losses)	(1)	(8)
Purchases	4	6
Settlements	(2)	(3)
Transfers out of level 3	–	(25)
Ending balance	$309	$532

Other debt obligations
Beginning balance	$345	$328
Net unrealized gains/(losses)	4	2
Purchases	4	32
Settlements	(59)	(6)
Ending balance	$294	$356

Equity securities
Beginning balance	$9,481	$8,742
Net realized gains/(losses)	24	30
Net unrealized gains/(losses)	(111)	(60)
Purchases	91	128
Sales	(88)	(86)
Settlements	(228)	(94)
Transfers into level 3	169	361
Transfers out of level 3	(189)	(56)
Ending balance	$9,149	$8,965
Level 3 Rollforward Commentary for the Three Months Ended March 2026. The net realized and unrealized losses on level 3 investments of $80 million (reflecting $79 million of net realized gains and $159 million of net unrealized losses) for the three months ended March 2026 included gains/(losses) of $(156) million reported in other principal transactions and $76 million reported in interest income.
The net unrealized losses on level 3 investments for the three months ended March 2026 primarily reflected losses on certain equity securities (principally driven by corporate performance).

Transfers into level 3 investments during the three months ended March 2026 reflected transfers of certain corporate debt securities from level 2 (principally due to certain unobservable yield inputs becoming significant to the valuation of these instruments) and transfers of certain equity securities from level 2 (principally due to reduced price transparency as a result of a lack of market evidence, including fewer market transactions in these instruments).
Transfers out of level 3 investments during the three months ended March 2026 reflected transfers of certain equity securities to level 2 (principally due to increased price transparency as a result of market evidence, including market transactions in these instruments) and transfers of certain corporate debt securities to level 2 (principally due to certain unobservable yield inputs no longer being significant to the valuation of these instruments).
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

25	Goldman Sachs March 2026 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Loans
Fair Value by Level. The table below presents loans held for investment accounted for at fair value under the fair value option by level within the fair value hierarchy.

$ in millions	Level 1	Level 2	Level 3	Total
As of March 2026
Loan Type
Corporate	$–	$17	$325	$342
Real estate:
Commercial	–	353	64	417
Residential	–	3,033	33	3,066
Other collateralized	–	374	137	511
Other	–	11	32	43
Total	$–	$3,788	$591	$4,379
As of December 2025
Loan Type
Corporate	$–	$36	$290	$326
Real estate:
Commercial	–	356	64	420
Residential	–	3,222	35	3,257
Other collateralized	–	717	138	855
Other	–	28	19	47
Total	$–	$4,359	$546	$4,905
The gains/(losses) as a result of changes in the fair value of loans held for investment for which the fair value option was elected were not material for both the three months ended March 2026 and March 2025. These gains/(losses) were included in other principal transactions.
Significant Unobservable Inputs. The table below presents the amount of level 3 loans, and ranges and weighted averages of significant unobservable inputs used to value such loans.

	As of March 2026		As of December 2025
$ in millions	Amount or Range	Weighted Average	Amount or Range	Weighted Average
Corporate
Level 3 assets	$325		$290
Yield	6.1% to 21.4%	11.3%	6.4% to 19.9%	18.0%
Recovery rate	32.1% to 94.9%	61.6%	32.5% to 94.9%	65.4%
Duration (years)	2.9 to 4.1	3.1	3.1 to 4.4	3.3
Real estate
Level 3 assets	$97		$99
Recovery rate	69.0% to 99.2%	74.6%	69.0% to 99.2%	76.1%
Other collateralized
Level 3 assets	$137		$138
Yield	5.8% to 6.3%	5.8%	5.7% to 6.3%	5.7%
Level 3 other loans were not material as of both March 2026 and December 2025, and therefore, are not included in the table above.

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
•Increases in yield or duration used in the valuation of level 3 loans would have resulted in a lower fair value measurement, while increases in recovery rate would have resulted in a higher fair value measurement as of both March 2026 and December 2025. Due to the distinctive nature of each level 3 loan, the interrelationship of inputs is not necessarily uniform within each product type.
•Loans are valued using discounted cash flows.

Goldman Sachs March 2026 Form 10-Q	26

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Level 3 Rollforward. The table below presents a summary of the changes in fair value for level 3 loans.

	Three Months Ended March
$ in millions	2026	2025
Beginning balance	$546	$683
Net realized gains/(losses)	5	14
Net unrealized gains/(losses)	(8)	–
Purchases	46	11
Sales	–	(4)
Settlements	(14)	(45)
Transfers into level 3	35	–
Transfers out of level 3	(19)	(1)
Ending balance	$591	$658
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

The table below presents information, by loan type, for loans included in the summary table above.

	Three Months Ended March
$ in millions	2026	2025
Corporate
Beginning balance	$290	$403
Net realized gains/(losses)	1	7
Net unrealized gains/(losses)	(5)	–
Purchases	46	10
Settlements	(7)	(17)
Transfers out of level 3	–	(1)
Ending balance	$325	$402

Real estate
Beginning balance	$99	$117
Net realized gains/(losses)	2	4
Net unrealized gains/(losses)	–	–
Sales	–	(3)
Settlements	(4)	(7)
Ending balance	$97	$111

Other collateralized
Beginning balance	$138	$135
Net realized gains/(losses)	1	–
Net unrealized gains/(losses)	–	2
Purchases	–	1
Settlements	(2)	(18)
Ending balance	$137	$120

Other
Beginning balance	$19	$28
Net realized gains/(losses)	1	3
Net unrealized gains/(losses)	(3)	(2)
Sales	–	(1)
Settlements	(1)	(3)
Transfers into level 3	35	–
Transfers out of level 3	(19)	–
Ending balance	$32	$25

27	Goldman Sachs March 2026 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Level 3 Rollforward Commentary for the Three Months Ended March 2026. The net realized and unrealized losses on level 3 loans of $3 million (reflecting $5 million of net realized gains and $8 million of net unrealized losses) for the three months ended March 2026 included gains/(losses) of $(6) million reported in other principal transactions and $3 million reported in interest income.
The drivers of the net unrealized losses on level 3 loans for the three months ended March 2026 were not material.
The drivers of both transfers into and transfers out of level 3 loans during the three months ended March 2026 were not material.
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
Transfers out of level 3 loans during the three months ended March 2025 were not material.

Other Financial Assets and Liabilities
Fair Value by Level. The table below presents, by level within the fair value hierarchy, other financial assets and liabilities at fair value, substantially all of which are accounted for at fair value under the fair value option.

$ in millions	Level 1	Level 2	Level 3	Total
As of March 2026
Assets
Resale agreements	$–	$152,875	$–	$152,875
Securities borrowed	–	61,700	–	61,700
Customer and other receivables	–	325	–	325
Other assets	–	–	192	192
Total	$–	$214,900	$192	$215,092

Liabilities
Deposits	$–	$(89,186)	$(3,062)	$(92,248)
Repurchase agreements	–	(259,452)	–	(259,452)
Securities loaned	–	(12,586)	–	(12,586)
Other secured financings	–	(35,058)	(1,081)	(36,139)
Unsecured borrowings:
Short-term	–	(57,422)	(8,283)	(65,705)
Long-term	–	(108,611)	(17,055)	(125,666)
Other liabilities	–	(145)	(111)	(256)
Total	$–	$(562,460)	$(29,592)	$(592,052)

As of December 2025
Assets
Resale agreements	$–	$126,007	$–	$126,007
Securities borrowed	–	51,581	–	51,581
Customer and other receivables	–	315	–	315
Other assets	–	–	180	180
Total	$–	$177,903	$180	$178,083

Liabilities
Deposits	$–	$(73,344)	$(3,225)	$(76,569)
Repurchase agreements	–	(223,384)	–	(223,384)
Securities loaned	–	(11,995)	–	(11,995)
Other secured financings	–	(27,340)	(493)	(27,833)
Unsecured borrowings:
Short-term	–	(52,093)	(7,665)	(59,758)
Long-term	–	(96,858)	(15,825)	(112,683)
Other liabilities	–	(6)	(105)	(111)
Total	$–	$(485,020)	$(27,313)	$(512,333)
In the table above, assets are shown as positive amounts and liabilities are shown as negative amounts.
See Note 4 for an overview of the firm’s fair value measurement policies, valuation techniques and significant inputs used to determine the fair value of other financial assets and liabilities.

Goldman Sachs March 2026 Form 10-Q	28

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Significant Unobservable Inputs. See below for information about the significant unobservable inputs used to value level 3 other financial assets and liabilities at fair value as of both March 2026 and December 2025.
Other Secured Financings. The ranges and weighted averages of significant unobservable inputs used to value level 3 other secured financings are presented below. These ranges and weighted averages exclude unobservable inputs that are only relevant to a single instrument, and therefore are not meaningful.
As of March 2026:
•Yield: 8.3% to 12.5% (weighted average: 9.7%)
•Duration: 2.5 to 3.4 years (weighted average: 3.0 years)
•Volatility: 7.3% to 9.1% (weighted average: 9.1%)
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

	Three Months Ended March
$ in millions	2026	2025
Assets
Beginning balance	$180	$194
Net unrealized gains/(losses)	12	2
Ending balance	$192	$196

Liabilities
Beginning balance	$(27,313)	$(22,345)
Net realized gains/(losses)	(306)	(85)
Net unrealized gains/(losses)	1,490	(59)
Issuances	(8,976)	(4,891)
Settlements	4,757	2,454
Transfers into level 3	(1,113)	(982)
Transfers out of level 3	1,869	4,132
Ending balance	$(29,592)	$(21,776)
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

29	Goldman Sachs March 2026 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
The table below presents information, by the consolidated balance sheet line items, for other financial liabilities included in the summary table above.

	Three Months Ended March
$ in millions	2026	2025
Deposits
Beginning balance	$(3,225)	$(3,045)
Net unrealized gains/(losses)	1	(18)
Issuances	(566)	(279)
Settlements	586	249
Transfers into level 3	(8)	(69)
Transfers out of level 3	150	107
Ending balance	$(3,062)	$(3,055)

Other secured financings
Beginning balance	$(493)	$(551)
Net unrealized gains/(losses)	4	(4)
Issuances	(603)	(10)
Settlements	7	114
Transfers into level 3	(1)	(56)
Transfers out of level 3	5	–
Ending balance	$(1,081)	$(507)

Unsecured short-term borrowings
Beginning balance	$(7,665)	$(5,294)
Net realized gains/(losses)	(51)	(28)
Net unrealized gains/(losses)	533	72
Issuances	(3,699)	(1,944)
Settlements	2,310	1,286
Transfers into level 3	(680)	(459)
Transfers out of level 3	969	739
Ending balance	$(8,283)	$(5,628)

Unsecured long-term borrowings
Beginning balance	$(15,825)	$(13,379)
Net realized gains/(losses)	(255)	(57)
Net unrealized gains/(losses)	947	(106)
Issuances	(4,097)	(2,658)
Settlements	1,854	805
Transfers into level 3	(424)	(398)
Transfers out of level 3	745	3,286
Ending balance	$(17,055)	$(12,507)

Other liabilities
Beginning balance	$(105)	$(76)
Net unrealized gains/(losses)	5	(3)
Issuances	(11)	–
Ending balance	$(111)	$(79)
Level 3 Rollforward Commentary for the Three Months Ended March 2026. The net realized and unrealized gains on level 3 other financial liabilities of $1.18 billion (reflecting $306 million of net realized losses and $1.49 billion of net unrealized gains) for the three months ended March 2026 included gains/(losses) of $835 million reported in market making, $82 million reported in other principal transactions and $(1) million reported in interest expense in the consolidated statements of earnings, and $268 million reported in debt valuation adjustment in the consolidated statements of comprehensive income.
The net unrealized gains on level 3 other financial liabilities for the three months ended March 2026 primarily reflected gains on certain hybrid financial instruments included in unsecured long- and short-term borrowings (principally due to the impact of decreases in equity prices, increases in interest rates and wider credit spreads).
Transfers into level 3 other financial liabilities during the three months ended March 2026 primarily reflected transfers of certain hybrid financial instruments included in unsecured short- and long-term borrowings from level 2 (principally due to reduced transparency of certain volatility inputs used to value these instruments).
Transfers out of level 3 other financial liabilities during the three months ended March 2026 primarily reflected transfers of certain hybrid financial instruments included in unsecured short- and long-term borrowings and deposits to level 2 (in each case, principally due to increased transparency of certain volatility inputs used to value these instruments).
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

Goldman Sachs March 2026 Form 10-Q	30

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
The table below presents a summary of trading assets and liabilities.

	Trading	Trading
$ in millions	Assets	Liabilities
As of March 2026
Trading cash instruments	$693,966	$222,020
Derivatives	64,052	90,200
Total	$758,018	$312,220
As of December 2025
Trading cash instruments	$603,843	$178,147
Derivatives	52,953	84,405
Total	$656,796	$262,552
See Note 5 for further information about trading cash instruments and Note 7 for further information about derivatives.

Gains and Losses from Market Making
The table below presents market making revenues by major product type.

	Three Months Ended March
$ in millions	2026	2025
Interest rates	$(2,505)	$4,410
Credit	782	118
Currencies	1,923	(2,472)
Equities	3,788	2,942
Commodities	1,473	725
Total	$5,461	$5,723
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

31	Goldman Sachs March 2026 Form 10-Q

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
Derivatives are reported on a net-by-counterparty basis (i.e., the net payable or receivable for derivative assets and liabilities for a given counterparty) when a legal right of setoff exists under an enforceable netting agreement (counterparty netting). Derivatives are accounted for at fair value, net of cash collateral received or posted under enforceable credit support agreements (cash collateral netting). Derivative assets are included in trading assets and derivative liabilities are included in trading liabilities. Realized and unrealized gains and losses on derivatives not designated as hedges are included in market making (for derivatives included in Fixed Income, Currency and Commodities (FICC) and Equities within Global Banking & Markets), and other principal transactions (for derivatives included in Investment banking fees and Other within Global Banking & Markets, as well as derivatives in Asset & Wealth Management) in the consolidated statements of earnings. For both the three months ended March 2026 and March 2025, substantially all of the firm’s derivatives were included in Global Banking & Markets.

Goldman Sachs March 2026 Form 10-Q	32

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

	Fair Value as of
	March		December
	2026		2025
$ in millions	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Not accounted for as hedges
Exchange-traded	$2,215	$1,680	$2,976	$1,217
OTC-cleared	11,467	11,654	4,961	4,854
Bilateral OTC	152,947	115,138	153,595	116,061
Total interest rates	166,629	128,472	161,532	122,132
OTC-cleared	4,843	5,091	2,684	2,973
Bilateral OTC	11,875	11,612	11,091	11,162
Total credit	16,718	16,703	13,775	14,135
Exchange-traded	120	25	126	14
OTC-cleared	2,230	2,422	1,210	1,064
Bilateral OTC	93,400	93,309	78,403	82,468
Total currencies	95,750	95,756	79,739	83,546
Exchange-traded	7,977	8,252	8,597	8,788
OTC-cleared	443	462	640	804
Bilateral OTC	16,235	16,330	7,863	9,924
Total commodities	24,655	25,044	17,100	19,516
Exchange-traded	56,617	93,687	53,564	91,084
OTC-cleared	152	191	33	55
Bilateral OTC	51,608	77,061	34,101	60,422
Total equities	108,377	170,939	87,698	151,561
Subtotal	412,129	436,914	359,844	390,890
Accounted for as hedges
OTC-cleared	35	84	17	49
Bilateral OTC	154	8	164	7
Total interest rates	189	92	181	56
OTC-cleared	19	60	30	5
Bilateral OTC	253	10	25	263
Total currencies	272	70	55	268
Subtotal	461	162	236	324
Total gross fair value	$412,590	$437,076	$360,080	$391,214

Offset in the consolidated balance sheets
Exchange-traded	$(59,904)	$(59,904)	$(58,701)	$(58,701)
OTC-cleared	(18,310)	(18,310)	(8,925)	(8,925)
Bilateral OTC	(222,318)	(222,318)	(193,549)	(193,549)
Counterparty netting	(300,532)	(300,532)	(261,175)	(261,175)
OTC-cleared	(88)	(438)	(109)	(424)
Bilateral OTC	(47,918)	(45,906)	(45,843)	(45,210)
Cash collateral netting	(48,006)	(46,344)	(45,952)	(45,634)
Total amounts offset	$(348,538)	$(346,876)	$(307,127)	$(306,809)

Included in the consolidated balance sheets
Exchange-traded	$7,025	$43,740	$6,562	$42,402
OTC-cleared	791	1,216	541	455
Bilateral OTC	56,236	45,244	45,850	41,548
Total	$64,052	$90,200	$52,953	$84,405

Not offset in the consolidated balance sheets
Cash collateral	$(628)	$(2,660)	$(442)	$(1,951)
Securities collateral	(21,874)	(8,987)	(20,965)	(8,910)
Total	$41,550	$78,553	$31,546	$73,544

	Notional Amounts as of
	March	December
$ in millions	2026	2025
Not accounted for as hedges
Exchange-traded	$2,222,633	$1,983,652
OTC-cleared	21,261,613	16,533,168
Bilateral OTC	11,172,196	10,705,896
Total interest rates	34,656,442	29,222,716
Exchange-traded	303	332
OTC-cleared	1,328,447	986,680
Bilateral OTC	950,559	758,385
Total credit	2,279,309	1,745,397
Exchange-traded	11,090	9,555
OTC-cleared	777,835	523,741
Bilateral OTC	7,991,472	7,192,306
Total currencies	8,780,397	7,725,602
Exchange-traded	406,975	366,003
OTC-cleared	2,366	2,710
Bilateral OTC	241,732	186,420
Total commodities	651,073	555,133
Exchange-traded	2,677,454	2,327,060
OTC-cleared	1,136	1,062
Bilateral OTC	1,820,284	1,634,183
Total equities	4,498,874	3,962,305
Subtotal	50,866,095	43,211,153
Accounted for as hedges
OTC-cleared	373,097	294,278
Bilateral OTC	1,041	1,157
Total interest rates	374,138	295,435
OTC-cleared	6,358	6,105
Bilateral OTC	15,236	18,188
Total currencies	21,594	24,293
Subtotal	395,732	319,728
Total notional amounts	$51,261,827	$43,530,881
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

33	Goldman Sachs March 2026 Form 10-Q

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

Goldman Sachs March 2026 Form 10-Q	34

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
The table below presents information about credit derivatives.

	Credit Rating of Underlier
$ in millions	Investment-Grade	Non-Investment- Grade/Unrated	Total
As of March 2026
Maximum Payout/Notional Amount of Written Credit Derivatives
By Product
Credit default swaps	$684,455	$186,304	$870,759
Other credit derivatives	188,224	41,438	229,662
Total by product	$872,679	$227,742	$1,100,421

By Maturity
Less than 1 year	$240,424	$48,340	$288,764
1 - 5 years	487,719	138,101	625,820
Greater than 5 years	144,536	41,301	185,837
Total by maturity	$872,679	$227,742	$1,100,421

Maximum Payout/Notional Amount of Purchased Credit Derivatives
Offsetting	$749,482	$189,173	$938,655
Other	185,453	54,780	240,233
Total	$934,935	$243,953	$1,178,888

Fair Value of Written Credit Derivatives
Asset	$6,942	$4,638	$11,580
Liability	1,631	3,111	4,742
Net asset/(liability)	$5,311	$1,527	$6,838
As of December 2025
Maximum Payout/Notional Amount of Written Credit Derivatives
By Product
Credit default swaps	$536,846	$124,330	$661,176
Other credit derivatives	135,770	33,097	168,867
Total by product	$672,616	$157,427	$830,043

By Maturity
Less than 1 year	$184,830	$37,484	$222,314
1 - 5 years	447,318	109,387	556,705
Greater than 5 years	40,468	10,556	51,024
Total by maturity	$672,616	$157,427	$830,043

Maximum Payout/Notional Amount of Purchased Credit Derivatives
Offsetting	$549,513	$127,807	$677,320
Other	188,117	49,917	238,034
Total	$737,630	$177,724	$915,354

Fair Value of Written Credit Derivatives
Asset	$6,169	$4,040	$10,209
Liability	1,345	2,153	3,498
Net asset/(liability)	$4,824	$1,887	$6,711
In the table above:
•Tenor is based on the remaining contractual maturity.
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
The table below presents information about CVA and FVA.

	Three Months Ended March
$ in millions	2026	2025
CVA, net of hedges	$153	$139
FVA, net of hedges	(90)	(2)
Total	$63	$137
Bifurcated Embedded Derivatives
The table below presents the fair value and the notional amount of derivatives that have been bifurcated from their related borrowings.

	As of
	March	December
$ in millions	2026	2025
Fair value of assets	$431	$428
Fair value of liabilities	(181)	(304)
Net asset/(liability)	$250	$124
Notional amount	$8,509	$8,691
In the table above, derivatives that have been bifurcated from their related borrowings are recorded at fair value and the vast majority of such derivatives consist of interest rate and commodity products. These derivatives are included in unsecured short- and long-term borrowings, as well as other secured financings, with the related borrowings.

35	Goldman Sachs March 2026 Form 10-Q

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

	As of
	March	December
$ in millions	2026	2025
Net derivative liabilities under bilateral agreements	$35,048	$33,473
Collateral posted	$35,193	$36,201
Additional collateral or termination payments:
One-notch downgrade	$216	$224
Two-notch downgrade	$2,002	$1,797
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

Goldman Sachs March 2026 Form 10-Q	36

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
The table below presents the gains/(losses) from interest rate and foreign exchange derivatives accounted for as hedges and the related hedged items.

	Three Months Ended March
$ in millions	2026	2025
Interest Rate Hedges - Investments
Interest rate swaps	$324	$(380)
Hedged investments	(334)	396
Gains/(losses)	$(10)	$16

Interest Rate Hedges - Borrowings and deposits
Interest rate swaps	$(802)	$1,909
Hedged borrowings and deposits	766	(1,964)
Gains/(losses)	$(36)	$(55)

Foreign Currency Hedges - Investments
Foreign currency forward contracts	$191	$(184)
Hedged investments	(185)	175
Gains/(losses)	$6	$(9)
The table below presents the carrying value of investments, deposits and unsecured borrowings that are designated in an interest rate hedging relationship and the related cumulative hedging adjustment (increase/(decrease)) from current and prior hedging relationships included in such carrying values.

$ in millions	Carrying Value	Cumulative Hedging Adjustment
As of March 2026
Assets
Investments	$85,149	$(236)

Liabilities
Deposits	$503	$(17)
Unsecured short-term borrowings	$7,345	$(84)
Unsecured long-term borrowings	$163,404	$(8,023)

As of December 2025
Assets
Investments	$42,449	$244

Liabilities
Deposits	$762	$(17)
Unsecured short-term borrowings	$4,694	$(25)
Unsecured long-term borrowings	$143,082	$(7,340)
In the table above:
•Cumulative hedging adjustment included $(4.56) billion as of March 2026 and $(4.61) billion as of December 2025 of hedging adjustments from prior hedging relationships that were de-designated and substantially all were related to unsecured long-term borrowings.
•The amortized cost of investments was $85.61 billion as of March 2026 and $42.44 billion as of December 2025.
In addition, cumulative hedging adjustments for items no longer designated in a hedging relationship were not material as of March 2026 and $(133) million as of December 2025.

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
The table below presents the gains/(losses) from the hedges in a net investment hedging relationship.

	Three Months Ended March
$ in millions	2026	2025
Foreign currency forward contracts	$71	$(410)
Foreign currency-denominated debt	$363	$(911)
Gains or losses on individual net investments in non-U.S. operations are reclassified from accumulated other comprehensive income/(loss) to earnings when such net investments are sold or substantially liquidated. The gross and net gains/(losses) reclassified to earnings from accumulated other comprehensive income/(loss) were not material for both the three months ended March 2026 and March 2025.
The firm had designated $28.97 billion as of March 2026 and $22.89 billion as of December 2025 of foreign currency-denominated debt, included in unsecured long- and short-term borrowings, as hedges of net investments in non-U.S. subsidiaries.

37	Goldman Sachs March 2026 Form 10-Q

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
The gains/(losses) included within other comprehensive income/(loss) and the gains/(losses) reclassified to earnings from accumulated other comprehensive income/(loss) related to cash flow hedges were not material for both the three months ended March 2026 and March 2025 and are not expected to be material for the next 12 months. The maximum length of time over which the forecasted cash flows are hedged is approximately one year.
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
The table below presents information about investments.

	As of
	March	December
$ in millions	2026	2025
Available-for-sale securities, at fair value	$137,014	$99,244
Held-to-maturity securities	74,889	69,193

Equity securities, at fair value	14,428	13,866
Debt instruments, at fair value	10,320	11,072
Equity-method investments	983	887
Total other investments	25,731	25,825
Total investments	$237,634	$194,262
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
The table below presents information about available-for-sale securities by type and tenor.

$ in millions	Amortized Cost	Fair Value
As of March 2026
Less than 1 year	$25	$24
1 year to 5 years	59,273	59,170
5 years to 10 years	61,830	61,434
Greater than 10 years	2,750	2,687
Total U.S. government obligations	123,878	123,315

1 year to 5 years	76	76
5 years to 10 years	226	225
Greater than 10 years	2,874	2,870
Total U.S. agency obligations	3,176	3,171

Less than 1 year	3,231	3,213
1 year to 5 years	6,771	6,513
5 years to 10 years	841	802
Total non-U.S. government obligations	10,843	10,528
Total available-for-sale securities	$137,897	$137,014
As of December 2025
Less than 1 year	$3,723	$3,730
1 year to 5 years	70,516	70,872
5 years to 10 years	15,970	15,980
Total U.S. government obligations	90,209	90,582

5 years to 10 years	104	104
Greater than 10 years	1,361	1,363
Total U.S. agency obligations	1,465	1,467

1 year to 5 years	6,579	6,356
5 years to 10 years	863	839
Total non-U.S. government obligations	7,442	7,195
Total available-for-sale securities	$99,116	$99,244
In the table above:
•U.S. agency obligations consists of U.S. agency-issued mortgage-backed securities.
•Substantially all available-for-sale securities were classified in level 1 of the fair value hierarchy.
•The weighted average yield for available-for-sale securities was 3.83% as of March 2026 and 3.81% as of December 2025. The weighted average yield is presented on a pre-tax basis and computed using the effective interest rate of each security at the end of the period, weighted based on the fair value of each security. The effective interest rate considers the contractual coupon, the amortization of premiums and accretion of discounts, and excludes the effect of related hedges.

Goldman Sachs March 2026 Form 10-Q	38

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
•If the fair value of available-for-sale securities is less than amortized cost, such securities are considered impaired. If the firm has the intent to sell the debt security, or if it is more likely than not that the firm will be required to sell the debt security before recovery of its amortized cost, the difference between the amortized cost (net of allowance, if any) and the fair value of the securities is recognized as an impairment loss in earnings. The firm did not record any such impairment losses during either the three months ended March 2026 or March 2025. Impaired available-for-sale debt securities that the firm has the intent and ability to hold are reviewed to determine if an allowance for credit losses should be recorded. The firm considers various factors in such determination, including market conditions, changes in issuer credit ratings and severity of the unrealized losses. The firm did not record any provision for credit losses on such securities during either the three months ended March 2026 or March 2025.
The table below presents information about available-for-sale securities in an unrealized loss position by aging category.

$ in millions	Less than 12 months	12 months or longer	Total
As of March 2026
Fair value:
U.S. government obligations	$76,322	$12,635	$88,957
U.S. agency obligations	2,091	–	2,091
Non-U.S. government obligations	6,352	3,003	9,355
Total	$84,765	$15,638	$100,403

Gross unrealized losses:
U.S. government obligations	$(510)	$(282)	$(792)
U.S. agency obligations	(10)	–	(10)
Non-U.S. government obligations	(52)	(266)	(318)
Total	$(572)	$(548)	$(1,120)

As of December 2025
Fair value:
U.S. government obligations	$6,733	$10,464	$17,197
U.S. agency obligations	706	–	706
Non-U.S. government obligations	799	3,671	4,470
Total	$8,238	$14,135	$22,373

Gross unrealized losses:
U.S. government obligations	$(12)	$(226)	$(238)
U.S. agency obligations	(1)	–	(1)
Non-U.S. government obligations	(1)	(258)	(259)
Total	$(14)	$(484)	$(498)
The gross unrealized gains included in accumulated other comprehensive income/(loss) for available-for-sale securities were $237 million as of March 2026 and $626 million as of December 2025. Net unrealized gains/(losses) included in other comprehensive income/(loss) for available-for-sale securities were $(1.01) billion ($(753) million, net of tax) for the three months ended March 2026 and $558 million ($420 million, net of tax) for the three months ended March 2025.

The gross realized gains relating to the sales of available-for-sale securities were not material for both the three months ended March 2026 and March 2025. The gross realized losses relating to the sales of available-for-sale securities were not material for both the three months ended March 2026 and March 2025. The specific identification method is used to determine realized gains on available-for-sale securities.
Held-to-Maturity Securities
Held-to-maturity securities are accounted for at amortized cost.
The table below presents information about held-to-maturity securities by type and tenor.

$ in millions	Amortized Cost	Fair Value
As of March 2026
Less than 1 year	$11,253	$11,222
1 year to 5 years	38,610	38,686
5 years to 10 years	2,631	2,628
Greater than 10 years	1	1
Total government obligations	52,495	52,537

Greater than 10 years	22,232	22,431
Total U.S. agency obligations	22,232	22,431

5 years to 10 years	7	7
Greater than 10 years	155	156
Total securities backed by residential real estate	162	163
Total held-to-maturity securities	$74,889	$75,131
As of December 2025
Less than 1 year	$11,336	$11,312
1 year to 5 years	33,900	34,214
Greater than 10 years	1	1
Total government obligations	45,237	45,527

Greater than 10 years	23,785	24,022
Total U.S. agency obligations	23,785	24,022

5 years to 10 years	8	7
Greater than 10 years	163	165
Total securities backed by residential real estate	171	172
Total held-to-maturity securities	$69,193	$69,721
In the table above:
•Substantially all of the government obligations consist of U.S. government obligations.
•U.S. agency obligations consist of U.S. agency-issued mortgage-backed securities.
•As these securities are not accounted for at fair value, they are not included in the firm’s fair value hierarchy in Notes 4 and 5. Had these securities been included in the firm’s fair value hierarchy, government obligations would have been classified in level 1, U.S. agency obligations would have been classified in level 2 and securities backed by residential real estate would have been primarily classified in level 2 of the fair value hierarchy.

39	Goldman Sachs March 2026 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
•The weighted average yield for held-to-maturity securities was 4.19% as of March 2026 and 4.20% as of December 2025. The weighted average yield is presented on a pre-tax basis and computed using the effective interest rate of each security at the end of the period, weighted based on the amortized cost of each security. The effective interest rate considers the contractual coupon and the amortization of premiums and accretion of discounts.
•The gross unrealized gains were $440 million as of March 2026 and $643 million as of December 2025. The gross unrealized losses were $198 million as of March 2026 and $115 million as of December 2025.
•Held-to-maturity securities are reviewed to determine if an allowance for credit losses should be recorded in the consolidated statements of earnings. The firm considers various factors in such determination, including market conditions, changes in issuer credit ratings, historical credit losses and sovereign guarantees. Provision for credit losses on such securities was not material during either the three months ended March 2026 or March 2025.
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
The table below presents information about equity securities, at fair value.

	As of
	March	December
$ in millions	2026	2025
Equity securities, at fair value	$14,428	$13,866

Equity Type
Public equity	3%	4%
Private equity	97%	96%
Total	100%	100%

Asset Class
Corporate	79%	78%
Real estate	21%	22%
Total	100%	100%

In the table above:
•Equity securities, at fair value included investments accounted for at fair value under the fair value option where the firm would otherwise apply the equity method of accounting of $4.03 billion as of March 2026 and $4.23 billion as of December 2025. Gains recognized as a result of changes in the fair value of equity securities for which the fair value option was elected were not material for both the three months ended March 2026 and March 2025. These gains are included in other principal transactions.
•Equity securities, at fair value includes investments in private equity, real estate and hedge funds that are measured at NAV.
•Equity securities, at fair value subject to contractual sale restrictions were not material as of both March 2026 and December 2025.
Debt Instruments, at Fair Value. Debt instruments, at fair value primarily includes mezzanine, senior and distressed debt.
The table below presents information about debt instruments, at fair value.

	As of
	March	December
$ in millions	2026	2025
Corporate debt securities	$6,560	$7,039
Securities backed by real estate	314	312
Money market instruments	2,125	2,333
Other	1,321	1,388
Total	$10,320	$11,072
In the table above:
•Substantially all of the money market instruments consists of time deposits.
•Other primarily includes investments in credit funds that are measured at NAV.

Goldman Sachs March 2026 Form 10-Q	40

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
The table below presents the fair value of investments in funds at NAV and the related unfunded commitments.

$ in millions	Fair Value of Investments	Unfunded Commitments
As of March 2026
Private equity funds	$382	$201
Credit funds	987	337
Hedge funds	36	–
Real estate funds	340	158
Total	$1,745	$696

As of December 2025
Private equity funds	$331	$236
Credit funds	999	347
Hedge funds	36	–
Real estate funds	373	158
Total	$1,739	$741
Note 9.
Loans
Loans includes (i) loans held for investment that are accounted for at amortized cost net of allowance for loan losses or at fair value under the fair value option and (ii) loans held for sale that are accounted for at the lower of cost or fair value. Interest on loans is recognized over the life of the loan and is recorded on an accrual basis.
The table below presents information about loans.

$ in millions	Amortized Cost	Fair Value	Held For Sale	Total
As of March 2026
Loan Type
Corporate	$36,685	$342	$1,129	$38,156
Commercial real estate	36,904	417	1,458	38,779
Residential real estate	29,819	3,066	–	32,885
Securities-based	18,592	–	–	18,592
Other collateralized	102,653	511	1,428	104,592
Credit cards	–	–	19,055	19,055
Other	3,050	43	42	3,135
Total loans, gross	227,703	4,379	23,112	255,194
Allowance for loan losses	(2,345)	–	–	(2,345)
Total loans	$225,358	$4,379	$23,112	$252,849

As of December 2025
Loan Type
Corporate	$29,432	$326	$918	$30,676
Commercial real estate	36,261	420	728	37,409
Residential real estate	28,700	3,257	–	31,957
Securities-based	18,079	–	–	18,079
Other collateralized	97,519	855	625	98,999
Credit cards	–	–	19,742	19,742
Other	2,920	47	53	3,020
Total loans, gross	212,911	4,905	22,066	239,882
Allowance for loan losses	(2,148)	–	–	(2,148)
Total loans	$210,763	$4,905	$22,066	$237,734
In the table above:
•Loans held for investment that are accounted for at amortized cost include net deferred fees and costs, and unamortized premiums and discounts, which are amortized over the life of the loan. These amounts were less than 1% of loans accounted for at amortized cost as of both March 2026 and December 2025.
•Substantially all loans had floating interest rates as of both March 2026 and December 2025.
•During 2025, the firm transferred the Apple Card loan portfolio to held for sale.

41	Goldman Sachs March 2026 Form 10-Q

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
Credit Quality
Risk Assessment. The firm’s risk assessment process includes evaluating the credit quality of its loans by Risk. For corporate loans and a majority of securities-based, real estate, other collateralized and other loans, the firm performs credit analyses which incorporate initial and ongoing evaluations of the capacity and willingness of a borrower to meet its financial obligations. These credit evaluations are performed on an annual basis or more frequently if deemed necessary as a result of events or changes in circumstances. The firm determines an internal credit rating for the borrower by considering the results of the credit evaluations and assumptions with respect to the nature of and outlook for the borrower’s industry and the economic environment. For collateralized loans, the firm also takes into consideration collateral received or other credit support arrangements when determining an internal credit rating. For loans that are not assigned an internal credit rating, including credit card loans and U.S. residential mortgage loans extended to wealth management clients, the firm reviews certain key metrics, including, but not limited to, the Fair Isaac Corporation (FICO) credit scores, loan to value ratios, delinquency status, collateral value and other risk factors. Beginning in the first quarter of 2026, the firm began to assess the credit quality of all securities-based loans extended to Goldman Sachs Private Bank Select clients using an internal credit rating, as the firm believes that this metric better reflects the credit quality of such loans. The impact of applying this methodology as of December 2025 would have been an increase in loans classified as investment-grade and a decrease in loans classified as other metrics, each by $4.54 billion.

Goldman Sachs March 2026 Form 10-Q	42

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
The table below presents gross loans by an internally determined public rating agency equivalent or other credit metrics and the concentration of secured and unsecured loans.

$ in millions	Investment-Grade	Non-Investment- Grade	Other Metrics/Unrated	Total
As of March 2026
Accounting Method
Amortized cost	$162,829	$53,449	$11,425	$227,703
Fair value	594	816	2,969	4,379
Held for sale	1,127	2,849	19,136	23,112
Total	$164,550	$57,114	$33,530	$255,194
Loan Type
Corporate	$11,204	$26,873	$79	$38,156
Real estate:
Commercial	27,424	11,285	70	38,779
Residential	16,106	3,018	13,761	32,885
Securities-based	17,711	846	35	18,592
Other collateralized	89,431	14,684	477	104,592
Credit cards	–	–	19,055	19,055
Other	2,674	408	53	3,135
Total	$164,550	$57,114	$33,530	$255,194

Secured	94%	85%	43%	85%
Unsecured	6%	15%	57%	15%
Total	100%	100%	100%	100%
As of December 2025
Accounting Method
Amortized cost	$149,682	$47,675	$15,554	$212,911
Fair value	595	1,025	3,285	4,905
Held for sale	695	1,578	19,793	22,066
Total	$150,972	$50,278	$38,632	$239,882
Loan Type
Corporate	$9,243	$21,432	$1	$30,676
Real estate:
Commercial	25,529	11,763	117	37,409
Residential	16,190	2,262	13,505	31,957
Securities-based	13,130	343	4,606	18,079
Other collateralized	84,179	14,231	589	98,999
Credit cards	–	–	19,742	19,742
Other	2,701	247	72	3,020
Total	$150,972	$50,278	$38,632	$239,882

Secured	94%	90%	49%	86%
Unsecured	6%	10%	51%	14%
Total	100%	100%	100%	100%

In the table above:
•Substantially all residential real estate loans included in the other metrics/unrated category consists of loans extended to wealth management clients. As of both March 2026 and December 2025, substantially all such loans had a loan-to-value ratio of less than 80% and were performing in accordance with the contractual terms. Additionally, as of both March 2026 and December 2025, the vast majority of such loans had a FICO credit score of greater than 740.
•The vast majority of securities-based loans included in the other metrics/unrated category as of December 2025 had a loan-to-value ratio of less than 80% and were performing in accordance with the contractual terms.
•For credit card loans included in the other metrics/unrated category, the evaluation of credit quality incorporates the borrower’s FICO credit score. During 2025, the firm transferred the Apple Card loan portfolio to held for sale.
The firm also assigns a regulatory risk rating to its loans based on the definitions provided by the U.S. federal bank regulatory agencies. Total loans included 96% of loans as of March 2026 and 95% of loans as of December 2025 that were rated pass/non-criticized.

43	Goldman Sachs March 2026 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Vintage. The tables below present gross loans accounted for at amortized cost by an internally determined public rating agency equivalent or other credit metrics and origination year for term loans.

	As of March 2026
$ in millions	Investment- Grade	Non-Investment- Grade	Other Metrics/ Unrated	Total
2026	$506	$3,869	$2	$4,377
2025	2,561	4,413	–	6,974
2024	1,170	1,458	–	2,628
2023	707	648	–	1,355
2022	551	678	–	1,229
2021 or earlier	531	2,899	–	3,430
Revolving	5,147	11,412	46	16,605
Revolving converted to term	–	87	–	87
Corporate	11,173	25,464	48	36,685
2026	689	605	67	1,361
2025	3,641	2,504	2	6,147
2024	3,874	856	–	4,730
2023	1,168	250	–	1,418
2022	815	990	1	1,806
2021 or earlier	1,512	2,269	–	3,781
Revolving	14,991	2,393	–	17,384
Revolving converted to term	175	102	–	277
Commercial real estate	26,865	9,969	70	36,904
2026	254	1,293	432	1,979
2025	1,255	226	2,949	4,430
2024	42	40	1,354	1,436
2023	76	–	1,088	1,164
2022	85	41	2,319	2,445
2021 or earlier	9	95	2,678	2,782
Revolving	14,346	1,237	–	15,583
Residential real estate	16,067	2,932	10,820	29,819
2026	1	447	–	448
2025	5	–	–	5
2024	1,462	30	–	1,492
2023	21	–	–	21
2022	5	–	–	5
Revolving	16,217	369	35	16,621
Securities-based	17,711	846	35	18,592
2026	3,274	1,709	–	4,983
2025	11,286	4,176	153	15,615
2024	3,733	1,898	71	5,702
2023	1,977	680	87	2,744
2022	515	173	21	709
2021 or earlier	1,139	81	87	1,307
Revolving	65,962	5,114	33	71,109
Revolving converted to term	484	–	–	484
Other collateralized	88,370	13,831	452	102,653
2026	123	168	–	291
2025	617	65	–	682
2024	251	31	–	282
2023	81	–	–	81
2022	19	1	–	20
2021 or earlier	18	3	–	21
Revolving	1,534	139	–	1,673
Other	2,643	407	–	3,050
Total	$162,829	$53,449	$11,425	$227,703
Percentage of total	72%	23%	5%	100%

	As of December 2025
$ in millions	Investment- Grade	Non-Investment- Grade	Other Metrics/ Unrated	Total
2025	$2,153	$3,840	$–	$5,993
2024	623	1,645	–	2,268
2023	705	723	–	1,428
2022	680	838	–	1,518
2021	75	1,756	–	1,831
2020 or earlier	477	1,529	–	2,006
Revolving	4,419	9,881	1	14,301
Revolving converted to term	–	87	–	87
Corporate	9,132	20,299	1	29,432
2025	3,452	2,866	88	6,406
2024	3,653	1,058	–	4,711
2023	993	545	28	1,566
2022	858	1,225	1	2,084
2021	390	1,730	–	2,120
2020 or earlier	851	1,272	–	2,123
Revolving	14,440	2,523	–	16,963
Revolving converted to term	185	103	–	288
Commercial real estate	24,822	11,322	117	36,261
2025	1,242	274	2,692	4,208
2024	89	38	1,434	1,561
2023	90	–	1,155	1,245
2022	86	41	2,367	2,494
2021	15	74	2,453	2,542
2020 or earlier	–	19	307	326
Revolving	14,624	1,700	–	16,324
Residential real estate	16,146	2,146	10,408	28,700
2025	5	–	–	5
2024	1,750	38	–	1,788
2023	38	–	–	38
2022	5	–	–	5
Revolving	11,332	305	4,606	16,243
Securities-based	13,130	343	4,606	18,079
2025	10,064	4,475	135	14,674
2024	4,158	1,881	78	6,117
2023	2,355	735	93	3,183
2022	614	178	24	816
2021	725	233	48	1,006
2020 or earlier	590	63	44	697
Revolving	64,769	5,754	–	70,523
Revolving converted to term	503	–	–	503
Other collateralized	83,778	13,319	422	97,519
2025	618	56	–	674
2024	251	72	–	323
2023	81	11	–	92
2022	22	1	–	23
2021	22	–	–	22
2020 or earlier	–	3	–	3
Revolving	1,680	103	–	1,783
Other	2,674	246	–	2,920
Total	$149,682	$47,675	$15,554	$212,911
Percentage of total	70%	23%	7%	100%

Goldman Sachs March 2026 Form 10-Q	44

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Credit Concentrations. The table below presents the concentration of gross loans by region.

$ in millions	Carrying Value	Americas	EMEA	Asia	Total
As of March 2026
Corporate	$38,156	69%	22%	9%	100%
Commercial real estate	38,779	78%	18%	4%	100%
Residential real estate	32,885	92%	6%	2%	100%
Securities-based	18,592	80%	20%	–	100%
Other collateralized	104,592	81%	18%	1%	100%
Credit cards	19,055	100%	–	–	100%
Other	3,135	97%	3%	–	100%
Total	$255,194	82%	15%	3%	100%
As of December 2025
Corporate	$30,676	66%	25%	9%	100%
Commercial real estate	37,409	76%	20%	4%	100%
Residential real estate	31,957	92%	7%	1%	100%
Securities-based	18,079	78%	22%	–	100%
Other collateralized	98,999	80%	18%	2%	100%
Credit cards	19,742	100%	–	–	100%
Other	3,020	97%	3%	–	100%
Total	$239,882	81%	16%	3%	100%
In the table above:
•EMEA represents Europe, Middle East and Africa.
•The top five industry concentrations for corporate loans as of March 2026 were 33% for technology, media & telecommunications, 17% for diversified industrials, 13% for real estate, 9% for consumer & retail and 8% for financial institutions.
•The top five industry concentrations for corporate loans as of December 2025 were 26% for technology, media & telecommunications, 18% for diversified industrials, 16% for real estate, 10% for consumer & retail and 8% for financial institutions.

Nonaccrual, Past Due and Modified Loans. Loans accounted for at amortized cost are placed on nonaccrual status when it is probable that the firm will not collect all principal and interest due under the contractual terms, regardless of the delinquency status or if a loan is past due for 90 days or more, unless the loan is both well collateralized and in the process of collection. At that time, all accrued but uncollected interest is reversed against interest income and interest subsequently collected is recognized on a cash basis to the extent the loan balance is deemed collectible. Otherwise, all cash received is used to reduce the outstanding loan balance. A loan is considered past due when a principal or interest payment has not been made according to its contractual terms.
The table below presents information about past due loans accounted for at amortized cost.

$ in millions	30-89 days	90 days or more	Total
As of March 2026
Corporate	$92	$11	$103
Commercial real estate	27	614	641
Residential real estate	–	15	15
Other collateralized	–	7	7
Other	–	10	10
Total	$119	$657	$776
Total divided by gross loans at amortized cost			0.3%

As of December 2025
Corporate	$–	$32	$32
Commercial real estate	336	281	617
Residential real estate	3	19	22
Securities-based	2	–	2
Other collateralized	57	6	63
Other	–	34	34
Total	$398	$372	$770
Total divided by gross loans at amortized cost			0.4%

45	Goldman Sachs March 2026 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
The table below presents information about nonaccrual loans accounted for at amortized cost.

	As of
	March	December
$ in millions	2026	2025
Corporate	$1,955	$2,065
Commercial real estate	1,213	1,079
Residential real estate	80	85
Other collateralized	349	121
Other	26	37
Total	$3,623	$3,387
Total divided by gross loans at amortized cost	1.6%	1.6%
In the table above:
•Nonaccrual loans included $730 million as of March 2026 and $756 million as of December 2025 of loans that were 30 days or more past due.
•Loans that were 90 days or more past due and still accruing were not material as of both March 2026 and December 2025.
•Allowance for loan losses as a percentage of total nonaccrual loans was 64.7% as of March 2026 and 63.4% as of December 2025.
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

The table below presents the carrying value of loans accounted for at amortized cost, as of both March 2026 and March 2025, that were modified during either the three months ended March 2026 or March 2025.

	Three Months
	Ended March
$ in millions	2026	2025
Modified loans	$95	$255
In the table above:
•Loan modifications during both the three months ended March 2026 and March 2025 were primarily in the form of term and payment extensions. The impact of these modifications for both the three months ended March 2026 and March 2025 was not material.
•As of March 2026, all of the modified loans were related to corporate and commercial real estate loans. Such modified loans represented less than 1% of both corporate loans (at amortized cost) and commercial real estate loans (at amortized cost).
•As of March 2025, substantially all of the modified loans were related to corporate, commercial real estate and credit card loans. Such modified loans represented approximately 1% of corporate loans (at amortized cost), and less than 1% of both commercial real estate loans (at amortized cost) and credit card loans (at amortized cost).
•Lending commitments related to modified loans were not material as of both March 2026 and March 2025.
•During both the three months ended March 2026 and March 2025, loans that defaulted after being modified were not material. The majority of the modified loans as of March 2026 and substantially all of the modified loans as of March 2025 were performing in accordance with the modified contractual terms.

Goldman Sachs March 2026 Form 10-Q	46

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
To determine the allowance for credit losses, the firm classifies its loans and lending commitments accounted for at amortized cost into loan portfolios based on the level at which the firm has developed and documented its methodology to determine the allowance for credit losses. Following the transfer of the Apple Card loan portfolio to held for sale in December 2025, all of the firm's loans and lending commitments subject to the allowance for credit losses are classified in the wholesale portfolio. The allowance for credit losses is measured on a collective basis for loans that exhibit similar risk characteristics using a modeled approach and on an asset-specific basis for loans that do not share similar risk characteristics.
The allowance for credit losses takes into account the weighted average of a range of forecasts of future economic conditions over the expected life of the loans and lending commitments. The expected life of each loan or lending commitment is determined based on the contractual term adjusted for extension options or demand features. The forecasts include multiple economic scenarios over a three-year period. For loans with expected lives beyond three years, the model reverts to historical loss information based on a non-linear modeled approach. The forecasted economic scenarios consider a number of risk factors relevant to the wholesale portfolio, as described below. The firm applies judgment in weighting individual scenarios each quarter based on a variety of factors, including the firm’s internally derived economic outlook, market consensus, recent macroeconomic conditions and industry trends.
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

47	Goldman Sachs March 2026 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
The table below presents gross loans and lending commitments accounted for at amortized cost, all of which are included in the wholesale portfolio.

	As of
	March 2026		December 2025
$ in millions	Loans	Lending Commitments	Loans	Lending Commitments
Corporate	$36,685	$202,636	$29,432	$179,236
Commercial real estate	36,904	12,289	36,261	7,109
Residential real estate	29,819	3,680	28,700	3,017
Securities-based	18,592	896	18,079	784
Other collateralized	102,653	54,139	97,519	47,741
Other	3,050	1,269	2,920	1,085
Total	$227,703	$274,909	$212,911	$238,972
In the table above, loans included $3.62 billion as of March 2026 and $3.39 billion as of December 2025 of nonaccrual loans for which the allowance for credit losses was measured on an asset-specific basis. The allowance for credit losses on these loans was $1.08 billion as of March 2026 and $975 million as of December 2025. These loans included $507 million as of March 2026 and $656 million as of December 2025 of loans which did not require a reserve as the loan was deemed to be recoverable.
See Note 18 for further information about lending commitments.

Allowance for Credit Losses Rollforward
The table below presents information about the allowance for credit losses.

$ in millions	Wholesale	Consumer	Total
Three Months Ended March 2026
Allowance for loan losses
Beginning balance	$2,148	$–	$2,148
Charge-offs	(23)	–	(23)
Recoveries	14	–	14
Net (charge-offs)/recoveries	(9)	–	(9)
Provision	253	–	253
Other	(47)	–	(47)
Ending balance	$2,345	$–	$2,345

Allowance ratio	1.0%	–	1.0%
Net charge-off ratio	0.0%	–	0.0%
Allowance for losses on lending commitments
Beginning balance	$731	$–	$731
Provision	62	–	62
Other	(1)	–	(1)
Ending balance	$792	$–	$792

Three Months Ended March 2025
Allowance for loan losses
Beginning balance	$2,099	$2,567	$4,666
Charge-offs	(60)	(357)	(417)
Recoveries	6	35	41
Net (charge-offs)/recoveries	(54)	(322)	(376)
Provision	67	203	270
Other	(52)	–	(52)
Ending balance	$2,060	$2,448	$4,508

Allowance ratio	1.1%	13.0%	2.2%
Net charge-off ratio	0.1%	6.8%	0.8%
Allowance for losses on lending commitments
Beginning balance	$674	$–	$674
Provision	32	–	32
Other	1	–	1
Ending balance	$707	$–	$707
In the table above:
•During 2025, the firm had credit card loans accounted for at amortized cost that were included in the consumer portfolio. Such loans were transferred to held for sale in December 2025. The allowance for credit losses for consumer loans that exhibited similar risk characteristics was calculated using a modeled approach which classified consumer loans into pools based on borrower-related and exposure-related characteristics that differentiated a pool’s risk characteristics from other pools. Credit card loans were charged off when they were 180 days past due.
•Other (within allowance for loan losses) primarily represented the reduction to the allowance related to loans transferred to held for sale.
•The allowance ratio is calculated by dividing the allowance for loan losses by gross loans accounted for at amortized cost.
•The net charge-off ratio is calculated by dividing annualized net (charge-offs)/recoveries by average gross loans accounted for at amortized cost.

Goldman Sachs March 2026 Form 10-Q	48

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Forecast Model Inputs as of March 2026
When modeling expected credit losses, the firm employs a weighted, multi-scenario forecast, which includes baseline, favorable and adverse economic scenarios. As of March 2026, this multi-scenario forecast was weighted towards the baseline and adverse economic scenarios.
The table below presents the forecasted U.S. unemployment and U.S. GDP growth rates used in the baseline economic scenario of the forecast model.

As of March 2026
U.S. unemployment rate
Forecast for the quarter ended:
June 2026	4.6%
December 2026	4.7%
June 2027	4.6%

U.S. GDP rate
Forecast for the year:
2026	2.0%
2027	1.8%
2028	1.9%
In the table above:
•U.S. unemployment rate represents the rate forecasted as of the respective quarter-end.
•U.S. GDP rate represents the year-over-year growth rate forecasted for the respective years.
The adverse economic scenario of the forecast model reflects a global recession, resulting in an economic contraction and rising unemployment rates. In this scenario, the U.S. unemployment rate peaks at 7.4% (during the second quarter of 2027) and the maximum decline in quarterly U.S. GDP relative to the first quarter of 2026 is 2.7% (which occurs during the first quarter of 2027).
In the multi-scenario forecast, the weighted average peak U.S. unemployment rate is 5.5% (during the second quarter of 2027) and the largest difference in quarterly U.S. GDP between the baseline scenario and the weighted average is 1.7% (which occurs during the third quarter of 2027).
While the U.S. unemployment and U.S. GDP growth rates are significant inputs to the forecast model, the model contemplates a variety of other inputs across a range of scenarios to provide a forecast of future economic conditions. Given the complex nature of the forecasting process, no single economic variable can be viewed in isolation and independently of other inputs.

Allowance for Credit Losses Commentary
Three Months Ended March 2026. The allowance for credit losses increased by $258 million during the three months ended March 2026, primarily reflecting portfolio growth and asset-specific provisions relating to wholesale loans.
Charge-offs for the three months ended March 2026 for wholesale loans were not material.
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

	Carrying Value	Estimated Fair Value
$ in millions		Level 2	Level 3	Total
As of March 2026
Amortized cost	$225,358	$119,478	$106,137	$225,615
Held for sale	$23,112	$21,593	$1,835	$23,428
As of December 2025
Amortized cost	$210,763	$113,861	$97,210	$211,071
Held for sale	$22,066	$21,383	$694	$22,077
See Note 4 for an overview of the firm’s fair value measurement policies, valuation techniques and significant inputs used to determine the fair value of loans, and Note 5 for information about loans within the fair value hierarchy.

49	Goldman Sachs March 2026 Form 10-Q

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
•Repurchase agreements and resale agreements;
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

	Three Months Ended March
$ in millions	2026	2025
Unsecured short-term borrowings	$1,376	$417
Unsecured long-term borrowings	645	(1,284)
Other	337	(205)
Total	$2,358	$(1,072)
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

Goldman Sachs March 2026 Form 10-Q	50

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
Long-Term Debt Instruments
The difference between the aggregate contractual principal amount and the related fair value of long-term other secured financings for which the fair value option was elected was not material as of both March 2026 and December 2025.
The aggregate contractual principal amount of unsecured long-term borrowings for which the fair value option was elected, exceeded the related fair value by $4.26 billion as of March 2026 and $2.86 billion as of December 2025.
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

	Three Months Ended March
$ in millions	2026	2025
Pre-tax DVA	$1,627	$312
After-tax DVA	$1,148	$232
In the table above:
•After-tax DVA is included in debt valuation adjustment in the consolidated statements of comprehensive income.
•The gains/(losses) reclassified to market making in the consolidated statements of earnings from accumulated other comprehensive income/(loss) upon extinguishment of such financial liabilities were not material for both the three months ended March 2026 and March 2025.
Loans and Lending Commitments
The table below presents the difference between the aggregate fair value and the aggregate contractual principal amount for loans (included in trading assets and loans in the consolidated balance sheets) for which the fair value option was elected.

	As of
	March	December
$ in millions	2026	2025
Performing loans
Aggregate contractual principal in excess of fair value	$557	$704

Loans on nonaccrual status and/or more than 90 days past due
Aggregate contractual principal in excess of fair value	$1,665	$1,359
Aggregate fair value	$1,555	$1,939
In the table above, the aggregate contractual principal amount of loans on nonaccrual status and/or more than 90 days past due (which excludes loans carried at zero fair value and considered uncollectible) exceeds the related fair value primarily because the firm regularly purchases loans, such as distressed loans, at values significantly below the contractual principal amounts.
The total contractual amount of unfunded lending commitments for which the fair value option was elected was $802 million as of March 2026 and $944 million as of December 2025, and the related fair value of these lending commitments was not material as of both March 2026 and December 2025. See Note 18 for further information about lending commitments.
Impact of Credit Spreads on Loans and Lending Commitments
The estimated net loss attributable to changes in instrument-specific credit spreads on loans and lending commitments for which the fair value option was elected was not material for both the three months ended March 2026 and March 2025. The firm generally calculates the fair value of loans and lending commitments for which the fair value option is elected by discounting future cash flows at a rate which incorporates the instrument-specific credit spreads. For floating-rate loans and lending commitments, substantially all changes in fair value are attributable to changes in instrument-specific credit spreads, whereas for fixed-rate loans and lending commitments, changes in fair value are also attributable to changes in interest rates.

51	Goldman Sachs March 2026 Form 10-Q

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

Repurchase agreements and resale agreements are recorded at fair value under the fair value option. See Notes 4, 5 and 10 for further information about repurchase and resale agreements.
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
Securities borrowed and loaned within FICC financing are recorded at fair value under the fair value option. See Notes 4, 5 and 10 for further information about securities borrowed and loaned accounted for at fair value.
Substantially all of the securities borrowed and loaned within Equities financing are recorded based on the amount of cash collateral advanced or received plus accrued interest. The firm also reviews such securities borrowed to determine if an allowance for credit losses should be recorded by taking into consideration the fair value of collateral received. As these agreements generally can be terminated on demand, they exhibit little, if any, sensitivity to changes in interest rates. Therefore, the carrying value of such agreements approximates fair value. As these agreements are not accounted for at fair value, they are not included in the firm’s fair value hierarchy in Notes 4 and 5. Had these agreements been included in the firm’s fair value hierarchy, they would have been classified in level 2 as of both March 2026 and December 2025.

Goldman Sachs March 2026 Form 10-Q	52

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Offsetting Arrangements
The table below presents resale and repurchase agreements and securities borrowed and loaned transactions included in the consolidated balance sheets, as well as the amounts not offset in the consolidated balance sheets.

	Assets		Liabilities
$ in millions	Resale agreements	Securities borrowed	Repurchase agreements	Securities loaned
As of March 2026
Included in the consolidated balance sheets
Gross carrying value	$402,920	$248,763	$509,497	$70,958
Counterparty netting	(250,045)	(15,680)	(250,045)	(15,680)
Total	152,875	233,083	259,452	55,278

Amounts not offset	(150,570)	(227,338)	(256,132)	(54,864)
Total	$2,305	$5,745	$3,320	$414
As of December 2025
Included in the consolidated balance sheets
Gross carrying value	$404,771	$226,145	$502,148	$71,581
Counterparty netting	(278,764)	(17,937)	(278,764)	(17,937)
Total	126,007	208,208	223,384	53,644

Amounts not offset	(119,721)	(200,301)	(219,533)	(53,434)
Total	$6,286	$7,907	$3,851	$210
In the table above:
•Substantially all of the gross carrying values of these arrangements are subject to enforceable netting agreements.
•Amounts not offset includes (i) counterparty netting that does not meet the criteria for netting under U.S. GAAP and (ii) the fair value of securities collateral received or posted subject to enforceable credit support agreements. Where the firm has received or posted collateral under credit support agreements, but has not yet determined such agreements are enforceable, the related collateral has not been included in such amounts.
•All resale and all repurchase agreements included in the consolidated balance sheets are carried at fair value under the fair value option. See Notes 4, 5 and 10 for further information about resale agreements and repurchase agreements accounted for at fair value.
•Securities borrowed included in the consolidated balance sheets of $61.70 billion as of March 2026 and $51.58 billion as of December 2025, and securities loaned included in the consolidated balance sheets of $12.59 billion as of March 2026 and $12.00 billion as of December 2025 were at fair value under the fair value option. See Notes 4, 5 and 10 for further information about securities borrowed and securities loaned accounted for at fair value.

Gross Carrying Value of Repurchase Agreements and Securities Loaned
The table below presents the gross carrying value of repurchase agreements and securities loaned by class of collateral pledged.

$ in millions	Repurchase agreements	Securities loaned
As of March 2026
Money market instruments	$1,653	$–
U.S. government and agency obligations	286,706	281
Non-U.S. government and agency obligations	180,519	132
Securities backed by commercial real estate	212	8
Securities backed by residential real estate	2,572	17
Corporate debt securities	16,762	428
State and municipal obligations	489	–
Other debt obligations	108	–
Equity securities	20,476	70,092
Total	$509,497	$70,958
As of December 2025
Money market instruments	$395	$–
U.S. government and agency obligations	319,406	–
Non-U.S. government and agency obligations	141,625	1,416
Securities backed by commercial real estate	247	–
Securities backed by residential real estate	2,219	–
Corporate debt securities	13,281	186
State and municipal obligations	370	–
Other debt obligations	89	–
Equity securities	24,516	69,979
Total	$502,148	$71,581
The table below presents the gross carrying value of repurchase agreements and securities loaned by maturity.

	As of March 2026
$ in millions	Repurchase agreements	Securities loaned
No stated maturity and overnight	$259,135	$41,118
2 - 30 days	104,974	–
31 - 90 days	45,568	2,217
91 days - 1 year	57,078	15,965
Greater than 1 year	42,742	11,658
Total	$509,497	$70,958
In the table above:
•Repurchase agreements and securities loaned that are repayable prior to maturity at the option of the firm are reflected at their contractual maturity dates.
•Repurchase agreements and securities loaned that are redeemable prior to maturity at the option of the holder are reflected at the earliest dates such options become exercisable.

53	Goldman Sachs March 2026 Form 10-Q

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
Other secured financings included nonrecourse arrangements. Nonrecourse other secured financings were $4.28 billion as of March 2026 and $3.65 billion as of December 2025.
The firm has elected to apply the fair value option to substantially all other secured financings because the use of fair value eliminates non-economic volatility in earnings that would arise from using different measurement attributes. See Notes 4, 5 and 10 for further information about other secured financings that are accounted for at fair value.
Other secured financings that are not recorded at fair value are recorded based on the amount of cash received plus accrued interest, which generally approximates fair value. As these financings are not accounted for at fair value, they are not included in the firm’s fair value hierarchy in Notes 4 and 5. Had these financings been included in the firm’s fair value hierarchy, they would have been primarily classified in level 3 as of both March 2026 and December 2025.
The table below presents information about other secured financings.

$ in millions	U.S. Dollar	Non-U.S. Dollar	Total
As of March 2026
Other secured financings:
Short-term	$18,916	$6,380	$25,296
Long-term	2,477	8,563	11,040
Total other secured financings	$21,393	$14,943	$36,336

Other secured financings collateralized by:
Financial instruments	$21,003	$11,875	$32,878
Other assets	$390	$3,068	$3,458
As of December 2025
Other secured financings:
Short-term	$12,152	$5,157	$17,309
Long-term	2,618	8,094	10,712
Total other secured financings	$14,770	$13,251	$28,021

Other secured financings collateralized by:
Financial instruments	$14,461	$11,081	$25,542
Other assets	$309	$2,170	$2,479

In the table above:
•Short-term other secured financings includes financings due to mature within one year of the financial statement date and financings that are redeemable within one year of the financial statement date at the option of the holder.
•Other secured financings included $5.52 billion as of March 2026 and $5.53 billion as of December 2025 of outstanding borrowings from the Federal Home Loan Bank.
•Other secured financings included $36.14 billion as of March 2026 and $27.83 billion as of December 2025 of financings accounted for at fair value under the fair value option.
•Other secured financings included $3.41 billion as of March 2026 and $2.75 billion as of December 2025 related to transfers of financial assets accounted for as financings rather than sales. Such financings were collateralized by financial assets, primarily included in trading assets, of $3.50 billion as of March 2026 and $2.83 billion as of December 2025.
•Other secured financings collateralized by financial instruments included $23.94 billion as of March 2026 and $22.33 billion as of December 2025 of other secured financings collateralized by trading assets, investments and loans, and included $8.94 billion as of March 2026 and $3.21 billion as of December 2025 of other secured financings collateralized by financial instruments received as collateral and repledged.
•U.S. dollar-denominated long-term other secured financings had a weighted average interest rate of 6.33% as of March 2026 and 6.32% as of December 2025. These rates include the effect of hedging activities and excludes other secured financings held at fair value under the fair value option.
•Non-U.S. dollar-denominated short-term other secured financings had a weighted average interest rate of 7.50% as of March 2026. This rate includes the effect of hedging activities and excludes other secured financings held at fair value under the fair value option.
•Non-U.S. dollar-denominated long-term other secured financings had a weighted average interest rate of 7.44% as of both March 2026 and December 2025. This rate includes the effect of hedging activities and excludes other secured financings held at fair value under the fair value option.
•All U.S. dollar-denominated short-term other secured financings were held at fair value under the fair value option as of both March 2026 and December 2025. All non-U.S. dollar-denominated short-term other secured financings were held at fair value under the fair value option as of December 2025.

Goldman Sachs March 2026 Form 10-Q	54

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
The table below presents other secured financings by maturity.

As of
$ in millions	March 2026
Other secured financings (short-term)	$25,296
Other secured financings (long-term):
2027	6,388
2028	2,143
2029	1,047
2030	351
2031	249
2032 - thereafter	862
Total other secured financings (long-term)	11,040
Total other secured financings	$36,336
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

	As of
	March	December
$ in millions	2026	2025
Collateral available to be delivered or repledged	$1,390,755	$1,312,079
Collateral that was delivered or repledged	$1,223,841	$1,119,825
The table below presents information about assets pledged.

	As of
	March	December
$ in millions	2026	2025
Pledged to counterparties that had the right to deliver or repledge
Trading assets	$181,306	$158,641

Pledged to counterparties that did not have the right to deliver or repledge
Trading assets	$212,719	$193,326
Investments	$21,115	$22,394
Loans	$12,865	$12,939
Other assets	$1,817	$664
The firm also segregates securities for regulatory and other purposes related to client activity. Such securities are segregated from trading assets and investments, as well as from securities received as collateral under resale agreements and securities borrowed transactions. Securities segregated by the firm were $43.05 billion as of March 2026 and $41.45 billion as of December 2025.

55	Goldman Sachs March 2026 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Note 12.
Other Assets
The table below presents other assets by type.

	As of
	March	December
$ in millions	2026	2025
Property, leasehold improvements and equipment	$7,534	$7,474
Goodwill	6,590	5,949
Identifiable intangible assets	932	842
Operating lease right-of-use assets	1,970	2,050
Income tax-related assets	11,142	11,332
Miscellaneous receivables and other	8,539	8,565
Total	$36,707	$36,212
During the first quarter of 2026, the firm completed the acquisition of Industry Ventures, a leading venture capital platform. The transaction consideration consisted of cash of approximately $360 million, equity with a fair value of approximately $315 million and contingent consideration, with a fair value of approximately $140 million as of the closing date (which is subject to Industry Ventures’ achievement of future performance targets through 2030), of up to approximately $105 million of cash and up to approximately 250,000 of exchangeable instruments convertible into the firm's common shares (a portion of which will be cash settled). The acquisition was accounted for under the acquisition method of accounting for business combinations. The fair value of consideration has been preliminarily allocated to goodwill of approximately $655 million, identifiable intangible assets of approximately $130 million and tangible assets of approximately $30 million. See below for further information about goodwill and identifiable intangible assets related to this acquisition.
In April 2026, the firm completed the acquisition of Innovator Capital Management, a leading active exchange-traded fund sponsor. The transaction consideration consisted of cash of approximately $1.50 billion, equity with a fair value of approximately $400 million and contingent consideration (which is subject to Innovator Capital Management’s achievement of future performance targets through 2030) of up to approximately 63,000 of the firm's common shares. The transaction will be accounted for under the acquisition method of accounting for business combinations. The firm is currently in the process of completing the purchase price allocation, including the identification and valuation of the goodwill and identifiable intangible assets acquired.

Property, Leasehold Improvements and Equipment
Property, leasehold improvements and equipment is net of accumulated depreciation and amortization of $15.40 billion as of March 2026 and $15.17 billion as of December 2025. Property, leasehold improvements and equipment included $6.51 billion as of March 2026 and $6.55 billion as of December 2025 that the firm uses in connection with its operations. Substantially all of the remainder is held by investment entities, including VIEs, consolidated by the firm. Substantially all property and equipment is depreciated on a straight-line basis over the useful life of the asset. Leasehold improvements are amortized on a straight-line basis over the shorter of the useful life of the improvement or the term of the lease. Capitalized costs of software developed or obtained for internal use are amortized on a straight-line basis over three years.
The firm tests property, leasehold improvements and equipment for impairment when events or changes in circumstances suggest that an asset’s or asset group’s carrying value may not be fully recoverable. To the extent the carrying value of an asset or asset group exceeds the projected undiscounted cash flows expected to result from the use and eventual disposal of the asset or asset group, the firm determines the asset or asset group is impaired and records an impairment equal to the difference between the estimated fair value and the carrying value of the asset or asset group. In addition, the firm will recognize an impairment prior to the sale of an asset or asset group if the carrying value of the asset or asset group exceeds its estimated fair value. Any impairments recognized are included in depreciation and amortization. The firm had no material impairments during both the three months ended March 2026 and March 2025.

Goldman Sachs March 2026 Form 10-Q	56

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Goodwill
Goodwill is the cost of acquired companies in excess of the fair value of net assets, including identifiable intangible assets, at the acquisition date.
The table below presents the carrying value of goodwill by reporting unit.

	As of
	March	December
$ in millions	2026	2025
Global Banking & Markets:
Investment banking	$267	$267
FICC	269	269
Equities	2,647	2,647
Asset & Wealth Management:
Asset management	2,098	1,457
Wealth management	1,309	1,309
Total	$6,590	$5,949
The increase in the carrying value of goodwill within Asset & Wealth Management from December 2025 to March 2026 reflected the acquisition of Industry Ventures in the first quarter of 2026.
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
During the fourth quarter of 2025, goodwill was tested for impairment. The estimated fair value of each of the reporting units with goodwill exceeded its respective carrying value, and therefore, goodwill was not impaired.
There were no events or changes in circumstances during the three months ended March 2026 that would indicate that it was more likely than not that the estimated fair value of each of the reporting units with goodwill did not exceed its respective carrying value as of March 2026.

Identifiable Intangible Assets
The table below presents information about identifiable intangible assets.

	As of
	March	December
$ in millions	2026	2025
Gross carrying value	$2,422	$2,320
Accumulated amortization	(1,490)	(1,478)
Net carrying value	$932	$842
In the table above:
•The firm acquired approximately $130 million of identifiable intangible assets related to the Industry Ventures' acquisition (with a weighted average amortization period of 8 years) during the three months ended March 2026, substantially all of which consisted of customer lists. During 2025, the amount of identifiable intangible assets acquired by the firm was not material.
•Substantially all of the firm’s identifiable intangible assets consist of customer lists, have finite useful lives and are amortized over their estimated useful lives generally using the straight-line method.
The tables below present information about the amortization of identifiable intangible assets.

	Three Months Ended March
$ in millions	2026	2025
Amortization	$23	$21

As of
$ in millions	March 2026
Estimated future amortization
Remainder of 2026	$69
2027	$92
2028	$92
2029	$92
2030	$92
2031	$92
The firm tests identifiable intangible assets for impairment when events or changes in circumstances suggest that an asset’s or asset group’s carrying value may not be fully recoverable. To the extent the carrying value of an asset or asset group exceeds the projected undiscounted cash flows expected to result from the use and eventual disposal of the asset or asset group, the firm determines the asset or asset group is impaired and records an impairment equal to the difference between the estimated fair value and the carrying value of the asset or asset group. In addition, the firm will recognize an impairment prior to the sale of an asset or asset group if the carrying value of the asset or asset group exceeds its estimated fair value. There were no material impairments or write-downs during either the three months ended March 2026 or March 2025.

57	Goldman Sachs March 2026 Form 10-Q

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
An operating lease right-of-use asset is initially determined based on the operating lease liability, adjusted for initial direct costs, lease incentives and amounts paid at or prior to lease commencement. This amount is then amortized over the lease term. Right-of-use assets and operating lease liabilities recognized (in non-cash transactions for leases entered into or assumed) by the firm were not material for both the three months ended March 2026 and March 2025. See Note 15 for information about operating lease liabilities.
For leases where the firm will derive no economic benefit from leased space that it has vacated or where the firm has shortened the term of a lease when space is no longer needed, the firm will record an impairment or accelerated amortization of right-of-use assets. There were no material impairments or accelerated amortizations during either the three months ended March 2026 or March 2025.
Miscellaneous Receivables and Other
Miscellaneous receivables and other included:
•Investments in qualified affordable housing and renewable energy projects of $4.06 billion as of March 2026 and $4.12 billion as of December 2025. The firm receives tax credits for such investments. See Note 17 for further information about these investments.
•Assets classified as held for sale of $112 million as of March 2026 and $124 million as of December 2025 primarily related to certain of the firm’s consolidated investments within Asset & Wealth Management. Substantially all of these assets consisted of property and equipment and were included in miscellaneous receivables and other within other assets. See Note 9 for further information about the Apple Card loan portfolio that was classified as held for sale.

Note 13.
Deposits
The table below presents information about deposits.

	As of
	March	December
$ in millions	2026	2025
U.S. offices	$436,383	$389,929
Non-U.S. offices	124,880	111,493
Total	$561,263	$501,422
In the table above:
•Deposits include savings, demand and time deposits.
•All U.S. deposits were held at Goldman Sachs Bank USA (GS Bank USA). Substantially all non-U.S. deposits were held at Goldman Sachs International Bank (GSIB) and Goldman Sachs Bank Europe SE (GSBE).
•Substantially all deposits are interest-bearing.
The table below presents maturities of time deposits held in U.S. and non-U.S. offices.

	As of March 2026
$ in millions	U.S.	Non-U.S.	Total
Remainder of 2026	$100,125	$53,554	$153,679
2027	30,298	7,255	37,553
2028	7,276	194	7,470
2029	3,765	198	3,963
2030	3,100	74	3,174
2031	1,789	8	1,797
2032 - thereafter	1,037	2	1,039
Total	$147,390	$61,285	$208,675
In the table above:
•The aggregate amount of time deposits in denominations that met or exceeded the applicable insurance limits, or were otherwise not covered by insurance, were $41.59 billion in U.S. deposits and $58.39 billion in non-U.S. deposits.
•Time deposits included $92.25 billion as of March 2026 and $76.57 billion as of December 2025 of deposits accounted for at fair value under the fair value option. See Notes 4, 5 and 10 for further information about deposits accounted for at fair value.
The firm’s savings and demand deposits are recorded based on the amount of cash received plus accrued interest, which approximates fair value. In addition, the firm designates certain derivatives as fair value hedges to convert a portion of its time deposits not accounted for at fair value from fixed-rate obligations into floating-rate obligations. The carrying value of time deposits not accounted for at fair value approximated fair value as of both March 2026 and December 2025. As these savings and demand deposits and time deposits are not accounted for at fair value, they are not included in the firm’s fair value hierarchy in Notes 4 and 5. Had these deposits been included in the firm’s fair value hierarchy, they would have been classified in level 2 as of both March 2026 and December 2025.

Goldman Sachs March 2026 Form 10-Q	58

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Note 14.
Unsecured Borrowings
The table below presents information about unsecured borrowings.

	As of
	March	December
$ in millions	2026	2025
Unsecured short-term borrowings	$80,878	$70,459
Unsecured long-term borrowings	315,426	285,500
Total	$396,304	$355,959
Unsecured Short-Term Borrowings
Unsecured short-term borrowings included $33.13 billion as of March 2026 and $30.52 billion as of December 2025 of unsecured long-term borrowings that are due to mature within one year of the financial statement date and unsecured long-term borrowings that are redeemable within one year of the financial statement date at the option of the holder. In addition, unsecured short-term borrowings included $1.00 billion of commercial paper outstanding as of March 2026. There was no commercial paper outstanding as of December 2025. The vast majority of the remaining unsecured short-term borrowings consist of hybrid financial instruments, which are accounted for at fair value under the fair value option. See Notes 4, 5 and 10 for further information about unsecured short-term borrowings that are accounted for at fair value.
The firm designates certain derivatives as fair value hedges to convert a portion of its unsecured short-term borrowings not accounted for at fair value from fixed-rate obligations into floating-rate obligations.
The carrying value of unsecured short-term borrowings for which the firm did not elect the fair value option generally approximates fair value due to the short-term nature of the obligations. As these unsecured short-term borrowings are not accounted for at fair value, they are not included in the firm’s fair value hierarchy in Notes 4 and 5. Had these borrowings been included in the firm’s fair value hierarchy, substantially all would have been classified in level 2 as of both March 2026 and December 2025.
The weighted average interest rates for unsecured short-term borrowings was 4.73% as of March 2026 and 4.34% as of December 2025. These rates include the effect of hedging activities and exclude unsecured short-term borrowings accounted for at fair value under the fair value option. See Note 7 for further information about hedging activities.

Unsecured Long-Term Borrowings
The table below presents information about unsecured long-term borrowings.

	As of
	March	December
$ in millions	2026	2025
U.S. Dollar	$230,070	$212,561
Non-U.S. Dollar	85,356	72,939
Total	$315,426	$285,500
In the table above:
•Unsecured long-term borrowings consists principally of senior borrowings, which have maturities extending through 2076.
•Unsecured long-term borrowings included $125.67 billion as of March 2026 and $112.68 billion as of December 2025 of borrowings accounted for at fair value under the fair value option. Substantially all such borrowings consist of hybrid financial instruments, which primarily include equity- and interest rate-linked instruments. The carrying value of unsecured long-term borrowings for which the firm did not elect the fair value option was $189.76 billion as of March 2026 and $172.82 billion as of December 2025. The estimated fair value of such unsecured long-term borrowings was $191.14 billion as of March 2026 and $177.67 billion as of December 2025. As these borrowings are not accounted for at fair value, they are not included in the firm’s fair value hierarchy in Notes 4 and 5. Had these borrowings been included in the firm’s fair value hierarchy, substantially all would have been classified in level 2 as of both March 2026 and December 2025.
•The vast majority of unsecured long-term borrowings consists of fixed-rate obligations.
•U.S. dollar-denominated borrowings had interest rates ranging from 1.54% to 6.75% (with a weighted average rate of 4.39%) as of March 2026 and 1.43% to 6.75% (with a weighted average rate of 4.32%) as of December 2025. These rates exclude unsecured long-term borrowings accounted for at fair value under the fair value option.
•Non-U.S. dollar-denominated borrowings had interest rates ranging from 0.25% to 7.25% (with a weighted average rate of 2.37%) as of March 2026 and 0.25% to 7.25% (with a weighted average rate of 2.22%) as of December 2025. These rates exclude unsecured long-term borrowings accounted for at fair value under the fair value option.

59	Goldman Sachs March 2026 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
•Total unsecured long-term borrowings had interest rates ranging from 0.25% to 7.25% (with a weighted average rate of 3.94%) as of March 2026 and 0.25% to 7.25% (with a weighted average rate of 3.92%) as of December 2025. These rates exclude unsecured long-term borrowings accounted for at fair value under the fair value option.
The firm designates certain derivatives as fair value hedges to convert a portion of fixed-rate unsecured long-term borrowings not accounted for at fair value into floating-rate obligations. As of both March 2026 and December 2025, after giving effect to such hedges, the vast majority of unsecured long-term borrowings consisted of floating-rate obligations and had weighted average interest rates of 4.75% as of March 2026 and 4.92% as of December 2025. These rates exclude unsecured long-term borrowings accounted for at fair value under the fair value option. See Note 7 for further information about hedging activities.
The table below presents unsecured long-term borrowings by maturity.

As of
$ in millions	March 2026
2027	$36,495
2028	39,709
2029	44,810
2030	31,870
2031	31,295
2032 - thereafter	131,247
Total	$315,426
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
•Unsecured long-term borrowings included $(8.13) billion of adjustments to the carrying value of certain unsecured long-term borrowings resulting from the application of hedge accounting by year of maturity as follows: $(267) million in 2027, $(517) million in 2028, $(718) million in 2029, $(645) million in 2030, $(147) million in 2031, $(5.84) billion in 2032 and thereafter.

Subordinated Borrowings
Unsecured long-term borrowings includes subordinated debt and junior subordinated debt. Subordinated debt that matures within one year is included in unsecured short-term borrowings. Junior subordinated debt is junior in right of payment to other subordinated borrowings, which are junior to senior borrowings. Subordinated debt had maturities ranging from 2026 to 2045 as of both March 2026 and December 2025.
The table below presents information about subordinated borrowings.

$ in millions	Par Amount	Carrying Value	Rate
As of March 2026
Subordinated debt	$12,418	$11,694	5.93%
Junior subordinated debt	968	1,019	5.16%
Total	$13,386	$12,713	5.88%
As of December 2025
Subordinated debt	$10,096	$9,413	6.12%
Junior subordinated debt	968	1,026	5.58%
Total	$11,064	$10,439	6.07%
In the table above, the rate is the weighted average interest rate for these borrowings (excluding borrowings accounted for at fair value under the fair value option), including the effect of fair value hedges used to convert fixed-rate obligations into floating-rate obligations. See Note 7 for further information about hedging activities.

Goldman Sachs March 2026 Form 10-Q	60

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Junior Subordinated Debt
In 2004, Group Inc. issued $2.84 billion of junior subordinated debt to Goldman Sachs Capital I, a Delaware statutory trust. Goldman Sachs Capital I issued $2.75 billion of guaranteed preferred beneficial interests (Trust Preferred securities) to third parties and $85 million of common beneficial interests to Group Inc. As of both March 2026 and December 2025, the outstanding par amount of junior subordinated debt held by Goldman Sachs Capital I was $968 million and the outstanding par amount of Trust Preferred securities and common beneficial interests issued by Goldman Sachs Capital I was $939 million and $29 million, respectively. Goldman Sachs Capital I is a wholly-owned finance subsidiary of the firm for regulatory and legal purposes but is not consolidated for accounting purposes.
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
Note 15.
Other Liabilities
The table below presents other liabilities by type.

	As of
	March	December
$ in millions	2026	2025
Compensation and benefits	$5,536	$10,231
Income tax-related liabilities	4,087	4,223
Operating lease liabilities	2,097	2,170
Noncontrolling interests	954	446
Accrued expenses and other	10,832	10,431
Total	$23,506	$27,501

Operating Lease Liabilities
For leases longer than one year, the firm recognizes a right-of-use asset representing the right to use the underlying asset for the lease term, and a lease liability representing the liability to make payments. See Note 12 for information about operating lease right-of-use assets.
The table below presents information about operating lease liabilities.

$ in millions	Operating lease liabilities
As of March 2026
Remainder of 2026	$286
2027	359
2028	312
2029	271
2030	218
2031 - thereafter	1,280
Total undiscounted lease payments	2,726
Imputed interest	(629)
Total operating lease liabilities	$2,097

Weighted average remaining lease term	11 years
Weighted average discount rate	4.31%
As of December 2025
2026	$381
2027	348
2028	307
2029	269
2030	201
2031 - thereafter	1,326
Total undiscounted lease payments	2,832
Imputed interest	(662)
Total operating lease liabilities	$2,170

Weighted average remaining lease term	11 years
Weighted average discount rate	4.34%
In the table above, the weighted average discount rate represents the firm’s incremental borrowing rate as of the date of adoption of ASU No. 2016-02, “Leases (Topic 842),” for operating leases existing on the date of adoption and as of the lease inception date for leases entered into subsequent to the adoption of this ASU.
Operating lease costs were $123 million for the three months ended March 2026 and $114 million for the three months ended March 2025. Variable lease costs, which are included in operating lease costs, were not material for both the three months ended March 2026 and March 2025. Total occupancy expenses for space held in excess of the firm’s current requirements were not material for both the three months ended March 2026 and March 2025.
Lease payments relating to operating lease arrangements that were signed but had not yet commenced were $1.34 billion as of March 2026.

61	Goldman Sachs March 2026 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Accrued Expenses and Other
Accrued expenses and other included:
•Liabilities classified as held for sale were not material as of both March 2026 and December 2025. See Note 12 for further information about assets held for sale.
•Contract liabilities, which represent consideration received by the firm in connection with its contracts with clients prior to providing the service, were $137 million as of March 2026 and $132 million as of December 2025.
•Accrued unfunded commitments related to investments in qualified affordable housing and renewable energy projects were $2.49 billion as of March 2026 and $2.57 billion as of December 2025. See Note 17 for further information about these investments.
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

	Three Months Ended March
$ in millions	2026	2025
Residential mortgages	$15,222	$13,566
Commercial mortgages	4,828	5,645
Other financial assets	–	418
Total financial assets securitized	$20,050	$19,629
Retained interests cash flows	$278	$211
The firm securitized assets of $184 million during the three months ended March 2026 and $133 million during the three months ended March 2025, in a non-cash exchange for loans and investments.
The table below presents information about nonconsolidated securitization entities to which the firm sold assets and had continuing involvement as of the end of the period.

$ in millions	Outstanding Principal Amount	Retained Interests	Purchased Interests
As of March 2026
U.S. government agency-issued CMOs	$68,026	$3,599	$–
Other residential mortgage-backed	40,339	1,715	54
Other commercial mortgage-backed	75,365	1,145	31
Corporate debt and other asset-backed	12,979	473	9
Total	$196,709	$6,932	$94
As of December 2025
U.S. government agency-issued CMOs	$62,433	$3,169	$–
Other residential mortgage-backed	38,605	1,630	37
Other commercial mortgage-backed	77,967	1,148	39
Corporate debt and other asset-backed	13,904	511	14
Total	$192,909	$6,458	$90

Goldman Sachs March 2026 Form 10-Q	62

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
•The fair value of retained interests was $6.81 billion as of March 2026 and $6.37 billion as of December 2025.
In addition to the interests in the table above, the firm had other continuing involvement in the form of derivative transactions and commitments with certain nonconsolidated VIEs. The carrying value of these derivatives and commitments was a net asset of $1.47 billion as of March 2026 and $1.48 billion as of December 2025, and the notional amount of these derivatives and commitments was $4.07 billion as of March 2026 and $4.13 billion as of December 2025. The notional amounts of these derivatives and commitments are included in maximum exposure to loss in the nonconsolidated VIEs table in Note 17. Additionally, the firm provided seller financing of $62 million (in connection with the sale of $77 million of loans) during the three months ended March 2026 and $340 million (in connection with the sale of $425 million of loans) during the three months ended March 2025. The principal and interest repayments received from the seller financings were $80 million for the three months ended March 2026 and $198 million for the three months ended March 2025. The total outstanding principal amount of seller financings was $1.18 billion as of both March 2026 and December 2025.

The table below presents information about the weighted average key economic assumptions used in measuring the fair value of mortgage-backed retained interests.

	As of
	March	December
$ in millions	2026	2025
Fair value of retained interests	$6,384	$5,865
Weighted average life (years)	5.8	6.2
Constant prepayment rate	13.4%	12.4%
Impact of 10% adverse change	$(63)	$(53)
Impact of 20% adverse change	$(119)	$(102)
Discount rate	7.7%	8.6%
Impact of 10% adverse change	$(176)	$(171)
Impact of 20% adverse change	$(339)	$(331)
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
The firm had other retained interests not reflected in the table above with a fair value of $428 million and a weighted average life of 4.1 years as of March 2026, and a fair value of $506 million and a weighted average life of 4.1 years as of December 2025. Due to the nature and fair value of certain of these retained interests, the weighted average assumptions for constant prepayment and discount rates and the related sensitivity to adverse changes were not meaningful as of both March 2026 and December 2025. The firm’s maximum exposure to adverse changes in the value of these interests was the carrying value of $473 million as of March 2026 and $511 million as of December 2025.

63	Goldman Sachs March 2026 Form 10-Q

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
Tax Credit, Credit-Related, Real Estate and Other Investing VIEs. The firm makes equity investments in VIEs that invest in qualified affordable housing and renewable energy projects designed to generate a return through the realization of tax credits and related tax benefits. The firm also purchases equity and debt securities issued by, and makes loans to, VIEs that hold real estate, performing and nonperforming debt, distressed loans and equity securities. In addition, the firm makes equity investments in certain investment fund VIEs it manages and is entitled to receive fees from these VIEs. The firm generally does not sell assets to, or enter into derivatives with, these VIEs.
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

Goldman Sachs March 2026 Form 10-Q	64

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
Nonconsolidated VIEs
The table below presents a summary of the nonconsolidated VIEs in which the firm holds variable interests.

	As of
	March	December
$ in millions	2026	2025
Total nonconsolidated VIEs
Assets in VIEs	$279,910	$271,331
Carrying value of variable interests — assets	$18,933	$17,746
Carrying value of variable interests — liabilities	$3,032	$3,016
Maximum exposure to loss:
Retained interests	$6,932	$6,458
Purchased interests	746	681
Commitments and guarantees	6,113	6,239
Derivatives	9,355	9,445
Debt and equity	7,061	6,284
Total	$30,207	$29,107
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

The table below presents information, by principal business activity, for nonconsolidated VIEs included in the summary table above.

	As of
	March	December
$ in millions	2026	2025
Mortgage-backed
Assets in VIEs	$184,467	$180,240
Carrying value of variable interests — assets	$6,597	$6,094
Maximum exposure to loss:
Retained interests	$6,459	$5,947
Purchased interests	137	147
Derivatives	1	1
Total	$6,597	$6,095

Tax credit, credit-related, real estate and other investing
Assets in VIEs	$71,440	$67,290
Carrying value of variable interests — assets	$7,198	$7,073
Carrying value of variable interests — liabilities	$2,667	$2,587
Maximum exposure to loss:
Commitments and guarantees	$5,252	$5,376
Debt and equity	4,699	4,494
Total	$9,951	$9,870

Corporate debt and other asset-backed
Assets in VIEs	$24,003	$23,801
Carrying value of variable interests — assets	$5,138	$4,579
Carrying value of variable interests — liabilities	$365	$429
Maximum exposure to loss:
Retained interests	$473	$511
Purchased interests	609	534
Commitments and guarantees	861	863
Derivatives	9,354	9,444
Debt and equity	2,362	1,790
Total	$13,659	$13,142
As of both March 2026 and December 2025, the carrying values of the firm’s variable interests in nonconsolidated VIEs are included in the consolidated balance sheets as follows:
•Mortgage-backed: Assets primarily included in trading assets and loans.
•Tax credit, credit-related, real estate and other investing: Assets primarily included in investments and other assets, and liabilities included in trading liabilities and other liabilities.
•Corporate debt and other asset-backed: Assets included in loans and trading assets, and liabilities included in trading liabilities.

65	Goldman Sachs March 2026 Form 10-Q

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

	As of
	March	December
$ in millions	2026	2025
Carrying value of investments	$4,060	$4,123
In the table above, investments included $2.49 billion as of March 2026 and $2.57 billion as of December 2025 of accrued unfunded commitments. As of March 2026, a majority of such accrued unfunded commitments were expected to be funded by year-end 2028.
The table below presents information about the amortization and income tax credits and other income tax benefits related to investments in qualified affordable housing and renewable energy projects that met the criteria of the proportional amortization method of accounting.

	Three Months Ended March
$ in millions	2026	2025
Amortization	$101	$131
Tax credits and other benefits	$130	$168
Investments in qualified affordable housing projects that did not meet the criteria for the proportional amortization method of accounting were $116 million as of March 2026 and not material as of December 2025.

The firm’s existing investments in renewable energy projects that receive production tax credits were not eligible for transition to the proportional amortization method of accounting upon adoption of ASU No. 2023-02. Such investments were $1.11 billion as of March 2026 and $1.17 billion as of December 2025, were included in investments in the consolidated balance sheets and were accounted for at fair value under the fair value option.
Consolidated VIEs
The table below presents a summary of the carrying value and balance sheet classification of assets and liabilities in consolidated VIEs.

	As of
	March	December
$ in millions	2026	2025
Total consolidated VIEs
Assets
Cash and cash equivalents	$72	$49
Customer and other receivables	1	1
Trading assets	92	112
Investments	629	347
Other assets	41	71
Total	$835	$580

Liabilities
Other secured financings	$631	$643
Customer and other payables	7	7
Unsecured short-term borrowings	5	5
Unsecured long-term borrowings	13	14
Other liabilities	468	212
Total	$1,124	$881
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
•Substantially all assets can only be used to settle obligations of the VIE.

Goldman Sachs March 2026 Form 10-Q	66

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
The table below presents information, by principal business activity, for consolidated VIEs included in the summary table above.

	As of
	March	December
$ in millions	2026	2025
Assets
Real estate and other investing	$723	$466
Corporate debt and other asset-backed	40	23
Principal-protected notes	72	91
Total	$835	$580

Liabilities
Real estate and other investing	$475	$221
Corporate debt and other asset-backed	294	298
Principal-protected notes	355	362
Total	$1,124	$881
In the table above, creditors and beneficial interest holders of real estate and other investing VIEs do not have recourse to the general credit of the firm.

Note 18.
Commitments, Contingencies and Guarantees
Commitments
The table below presents commitments by type.

	As of
	March	December
$ in millions	2026	2025
Commitment Type
Commercial lending:
Investment-grade	$185,178	$154,598
Non-investment-grade	92,087	81,407
Warehouse financing	18,145	16,349
Credit cards	73,380	70,823
Total lending	368,790	323,177
Risk participations	10,665	8,435
Collateralized agreement	157,793	103,188
Collateralized financing	69,014	43,206
Investment	7,911	9,721
Other	10,494	9,392
Total commitments	$624,667	$497,119
The table below presents commitments by expiration.

	As of March 2026
	Remainder of	2027 -	2029 -	2031 -
$ in millions	2026	2028	2030	Thereafter
Commitment Type
Commercial lending:
Investment-grade	$13,766	$57,520	$89,676	$24,216
Non-investment-grade	5,663	34,136	31,955	20,333
Warehouse financing	1,460	7,019	5,940	3,726
Credit cards	73,380	–	–	–
Total lending	94,269	98,675	127,571	48,275
Risk participations	371	2,020	7,370	904
Collateralized agreement	154,876	2,000	917	–
Collateralized financing	67,428	1,586	–	–
Investment	3,864	1,052	169	2,826
Other	9,750	743	–	1
Total commitments	$330,558	$106,076	$136,027	$52,006

67	Goldman Sachs March 2026 Form 10-Q

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
The table below presents information about lending commitments.

	As of
	March	December
$ in millions	2026	2025
Held for investment	$274,909	$238,972
Held for sale	91,368	82,558
At fair value	2,513	1,647
Total	$368,790	$323,177
In the table above:
•Held for investment lending commitments are accounted for at amortized cost. The carrying value of lending commitments was a liability of $1.08 billion (including allowance for credit losses of $792 million) as of March 2026 and $1.04 billion (including allowance for credit losses of $731 million) as of December 2025. The estimated fair value of such lending commitments was a liability of $6.87 billion as of March 2026 and $6.03 billion as of December 2025. Had these lending commitments been carried at fair value and included in the fair value hierarchy, $3.78 billion as of March 2026 and $3.44 billion as of December 2025 would have been classified in level 2, and $3.09 billion as of March 2026 and $2.59 billion as of December 2025 would have been classified in level 3.
•Held for sale lending commitments are accounted for at the lower of cost or fair value. The carrying value of lending commitments held for sale was a liability of $158 million as of March 2026 and was not material as of December 2025. The estimated fair value of such lending commitments approximates the carrying value. Had these lending commitments been included in the fair value hierarchy, they would have been primarily classified in level 2 as of both March 2026 and December 2025.
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
Credit Cards. The firm provides credit to consumers by issuing credit card lines. These credit card lines are cancellable by the firm and are classified as held for sale in connection with the planned transition of the Apple Card program.
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

Goldman Sachs March 2026 Form 10-Q	68

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Investment Commitments
Investment commitments includes commitments to invest in private equity, real estate and other assets directly and through funds that the firm raises and manages. Investment commitments included $952 million as of March 2026 and $1.00 billion as of December 2025, related to commitments to invest in funds managed by the firm. If these commitments are called, they would be funded at market value on the date of investment.
As of March 2026, investment commitments also included the firm’s commitment to acquire Innovator Capital Management. See Note 12 for further information about this acquisition.
In addition, as of December 2025, investment commitments included the firm’s commitment to acquire Industry Ventures. This acquisition closed in January 2026. See Note 12 for further information about this acquisition.
Contingencies
Legal Proceedings. See Note 27 for information about legal proceedings.
Guarantees
The table below presents derivatives that meet the definition of a guarantee, securities lending and clearing guarantees and certain other financial guarantees.

$ in millions	Derivatives	Securities lending and clearing	Other financial guarantees
As of March 2026
Carrying Value of Net Liability	$2,285	$–	$487
Maximum Payout/Notional Amount by Period of Expiration
Remainder of 2026	$188,058	$157,473	$2,466
2027 - 2028	157,638	–	3,735
2029 - 2030	21,676	–	2,690
2031 - thereafter	32,903	–	493
Total	$400,275	$157,473	$9,384
As of December 2025
Carrying Value of Net Liability	$2,643	$–	$485
Maximum Payout/Notional Amount by Period of Expiration
2026	$219,426	$182,017	$2,435
2027 - 2028	111,873	–	3,709
2029 - 2030	17,321	–	2,195
2031 - thereafter	31,026	–	313
Total	$379,646	$182,017	$8,652
In the table above:
•The maximum payout is based on the notional amount of the contract and does not represent anticipated losses.
•Amounts exclude certain commitments to issue standby letters of credit that are included in lending commitments. See the tables in “Commitments” above for a summary of the firm’s commitments.
•The carrying value for derivatives included derivative assets of $1.85 billion as of March 2026 and $765 million as of December 2025, and derivative liabilities of $4.13 billion as of March 2026 and $3.41 billion as of December 2025.
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
As an agency lender, the firm indemnifies most of its securities lending customers against losses incurred in the event that borrowers do not return securities and the collateral held is insufficient to cover the market value of the securities borrowed. The maximum payout of such indemnifications was $16.52 billion as of March 2026 and $15.58 billion as of December 2025. Collateral held by the lenders in connection with securities lending indemnifications was $17.26 billion as of March 2026 and $16.22 billion as of December 2025. Because the contractual nature of these arrangements requires the firm to obtain collateral with a market value that exceeds the value of the securities lent to the borrower, there is minimal performance risk associated with these indemnifications.

69	Goldman Sachs March 2026 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
As a sponsoring member of the Government Securities Division of the Fixed Income Clearing Corporation, the firm guarantees the performance of its sponsored member clients to the Fixed Income Clearing Corporation in connection with certain resale and repurchase agreements. To minimize potential losses on such guarantees, the firm obtains a security interest in the collateral that the sponsored client placed with the Fixed Income Clearing Corporation. Therefore, the risk of loss on such guarantees is minimal. The maximum payout on this guarantee was $140.96 billion as of March 2026 and $166.44 billion as of December 2025. The related collateral held was $140.93 billion as of March 2026 and $166.25 billion as of December 2025.
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
The firm is unable to develop an estimate of the maximum payout under these guarantees and indemnifications as this depends upon the occurrence of future events, including an assessment of claims that have not yet occurred. However, management believes that it is unlikely the firm will have to make any material payments under these arrangements, and no material liabilities related to these guarantees and indemnifications have been recognized in the consolidated balance sheets as of both March 2026 and December 2025.

Goldman Sachs March 2026 Form 10-Q	70

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
In addition, the firm may provide indemnifications to some counterparties to protect them in the event additional taxes are owed or payments are withheld, due either to a change in or an adverse application of certain non-U.S. tax laws. These indemnifications, as well as indemnifications provided by the firm on other contractual or other obligations, generally are standard contractual terms and are entered into in the ordinary course of business. Generally, there are no stated or notional amounts included in these indemnifications, and the contingencies triggering the obligation to indemnify are not expected to occur. Future changes in tax laws and how such laws would apply to these indemnifications cannot be determined. Therefore, the firm is unable to develop an estimate of the maximum payout under these guarantees and indemnifications. However, management believes that it is unlikely the firm will have to make any material payments under these arrangements, and no material liabilities related to these arrangements have been recognized in the consolidated balance sheets as of both March 2026 and December 2025.
Guarantees of Subsidiaries. Group Inc. is the entity that fully and unconditionally guarantees the securities issued by GS Finance Corp., a wholly-owned finance subsidiary of the firm. Group Inc. has guaranteed the payment obligations of Goldman Sachs & Co. LLC (GS&Co.), GS Bank USA and Goldman Sachs Paris Inc. et Cie, subject to certain exceptions. Group Inc. also guarantees many of the obligations of its other consolidated subsidiaries on a transaction-by-transaction basis, as negotiated with counterparties. In addition, Group Inc. has provided guarantees to Goldman Sachs International (GSI), GSBE and certain other consolidated subsidiaries related to agreements that each entity has entered into with certain of its counterparties. Given the obligations of the consolidated subsidiaries are recognized in the consolidated balance sheets or reflected as commitments, Group Inc.’s liabilities as guarantor are not separately disclosed.

Note 19.
Shareholders’ Equity
Common Equity
As of both March 2026 and December 2025, the firm had 4.00 billion authorized shares of common stock and 200 million authorized shares of nonvoting common stock, each with a par value of $0.01 per share.
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
The table below presents information about common stock repurchases.

	Three Months Ended March
in millions, except per share amounts	2026	2025
Common share repurchases	5.4	7.1
Average cost per share	$923.49	$610.57
Total cost of common share repurchases	$5,000	$4,360
Pursuant to the terms of certain share-based awards, employees may remit shares to the firm or the firm may cancel share-based awards to satisfy statutory employee tax withholding requirements. In connection with these awards, during the three months ended March 2026, 2,073 shares were remitted with a total value of $1.9 million and the firm cancelled 2.7 million share-based awards with a total value of $2.60 billion. The amount of cash used to settle share-based awards was not material for both the three months ended March 2026 and March 2025.
The table below presents common stock dividends declared.

	Three Months Ended March
	2026	2025
Dividends declared per common share	$4.50	$3.00
On April 10, 2026, the Board of Directors of Group Inc. declared a dividend of $4.50 per common share to be paid on June 29, 2026 to common shareholders of record on June 1, 2026.

71	Goldman Sachs March 2026 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Preferred Equity
The tables below present information about the perpetual preferred stock issued and outstanding as of March 2026.

Series	Shares Authorized	Shares Issued	Shares Outstanding	Depositary Shares Per Share
A	50,000	30,000	29,999	1,000
C	25,000	8,000	8,000	1,000
D	60,000	54,000	53,999	1,000
E	17,500	7,667	7,667	N.A.
F	5,000	1,615	1,615	N.A.
O	26,000	26,000	26,000	25
T	27,000	27,000	27,000	25
U	30,000	30,000	30,000	25
V	30,000	30,000	30,000	25
W	60,000	60,000	60,000	25
X	90,000	90,000	90,000	25
Y	80,000	80,000	80,000	25
Z	76,000	76,000	76,000	25
Total	576,500	520,282	520,280

Series	Earliest Redemption Date	Liquidation Preference	Redemption Value ($ in millions)
A	Currently redeemable	$25,000	$750
C	Currently redeemable	$25,000	200
D	Currently redeemable	$25,000	1,350
E	Currently redeemable	$100,000	767
F	Currently redeemable	$100,000	161
O	November 10, 2026	$25,000	650
T	May 10, 2026	$25,000	675
U	August 10, 2026	$25,000	750
V	November 10, 2026	$25,000	750
W	February 10, 2029	$25,000	1,500
X	May 10, 2029	$25,000	2,250
Y	November 10, 2034	$25,000	2,000
Z	February 10, 2030	$25,000	1,900
Total			$13,703
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

•The redemption price per share for Series A through F and Series T through Z Preferred Stock is the liquidation preference plus declared and unpaid dividends. The redemption price per share for Series O Preferred Stock is the liquidation preference plus accrued and unpaid dividends.
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
In the first quarter of 2026, the firm redeemed all outstanding shares of its (i) Series Q 5.50% Fixed-Rate Reset Non-Cumulative Preferred Stock (Series Q Preferred Stock) with a redemption value of $500 million ($25,000 per share), plus declared and unpaid dividends, (ii) Series R 4.95% Fixed-Rate Reset Non-Cumulative Preferred Stock (Series R Preferred Stock) with a redemption value of $600 million ($25,000 per share), plus declared and unpaid dividends and (iii) Series S 4.40% Fixed-Rate Reset Non-Cumulative Preferred Stock (Series S Preferred Stock) with a redemption value of $350 million ($25,000 per share), plus declared and unpaid dividends. The difference between the redemption value and net carrying value at the time of these redemptions was $3 million, which was recorded as an addition to preferred stock dividends in the first quarter of 2026.
In April 2026, the firm announced that it will redeem all outstanding shares of its Series T 3.80% Fixed-Rate Reset Non-Cumulative Preferred Stock (Series T Preferred Stock) with a redemption value of $675 million ($25,000 per share), plus declared and unpaid dividends.
The preferred stock issuance costs in the consolidated statements of shareholders’ equity reflects reclassifications of issuance costs to retained earnings on redemptions, net of issuance costs relating to new issuances.

Goldman Sachs March 2026 Form 10-Q	72

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
The table below presents the dividend rates of perpetual preferred stock as of March 2026.

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
In the table above:
•Dividends on each series of preferred stock are payable in arrears for the periods specified.
•The treasury rate for Series T through Z is based on the most recent dividend determination date of the respective series.
The table below presents preferred stock dividends declared.

	2026		2025
Series	per share	$ in millions	per share	$ in millions
Three Months Ended March
A	$311.56	$9	$345.49	$10
C	$311.56	2	$345.49	3
D	$306.45	17	$340.49	18
E	$1,218.76	9	$1,397.48	11
F	$1,219.39	2	$1,398.11	2
Q	$922.38	17	$922.38	18
R	$945.00	21	$618.75	15
S	$898.25	12	$550.00	8
U	$456.25	14	$456.25	14
W	$937.50	56	$937.50	56
Z	$856.25	65	$–	–
Total		$224		$155

On April 7, 2026, Group Inc. declared dividends of $290.72 per share of Series A Preferred Stock, $290.72 per share of Series C Preferred Stock, $285.72 per share of Series D Preferred Stock, $662.50 per share of Series O Preferred Stock, $475.00 per share of Series T Preferred Stock, $515.63 per share of Series V Preferred Stock, $937.50 per share of Series X Preferred Stock and $765.63 per share of Series Y Preferred Stock to be paid on May 11, 2026 to preferred shareholders of record on April 26, 2026 and declared dividends of $1,187.17 per share of Series E Preferred Stock and $1,187.80 per share of Series F Preferred Stock to be paid on June 1, 2026 to preferred shareholders of record on May 17, 2026. The aggregate amount of such preferred dividends was approximately $230 million.
Accumulated Other Comprehensive Income/(Loss)
The table below presents changes in accumulated other comprehensive income/(loss), net of tax, by type.

$ in millions	Beginning balance	Other comprehensive income/(loss) adjustments, net of tax	Ending balance
Three Months Ended March 2026
Currency translation	$(804)	$(27)	$(831)
Debt valuation adjustment	(1,062)	1,148	86
Pension and postretirement liabilities	(496)	1	(495)
Available-for-sale securities	103	(753)	(650)
Cash flow hedges	(1)	(21)	(22)
Total	$(2,260)	$348	$(1,912)
Three Months Ended March 2025
Currency translation	$(815)	$(35)	$(850)
Debt valuation adjustment	(386)	232	(154)
Pension and postretirement liabilities	(528)	10	(518)
Available-for-sale securities	(972)	420	(552)
Cash flow hedges	(1)	6	5
Total	$(2,702)	$633	$(2,069)

73	Goldman Sachs March 2026 Form 10-Q

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

Consolidated Regulatory Capital Requirements
Risk-Based Capital Ratios. The table below presents the minimum, capital conservation buffer and total risk-based capital requirements.

	As of
	March	December	March	December
	2026	2025	2026	2025
	Standardized		Advanced
Risk-based capital minimum requirements
CET1 capital ratio	4.5%	4.5%	4.5%	4.5%
Tier 1 capital ratio	6.0%	6.0%	6.0%	6.0%
Total capital ratio	8.0%	8.0%	8.0%	8.0%

Capital conservation buffer requirements
G-SIB surcharge (Method 2)	3.5%	3.0%	3.5%	3.0%
Stress capital buffer	3.4%	3.4%	N/A	N/A
Fixed buffer	N/A	N/A	2.5%	2.5%
Countercyclical capital buffer	0.0%	0.0%	0.0%	0.0%
Total	6.9%	6.4%	6.0%	5.5%

Total risk-based capital requirements
CET1 capital ratio	11.4%	10.9%	10.5%	10.0%
Tier 1 capital ratio	12.9%	12.4%	12.0%	11.5%
Total capital ratio	14.9%	14.4%	14.0%	13.5%
In the table above:
•The total risk-based capital requirements for each of the capital ratios consist of the required risk-based capital minimum and the capital conservation buffer requirements.
•The G-SIB surcharge is calculated using two methodologies (Method 1 and Method 2), the higher of which is reflected in the firm’s capital conservation buffer requirements. Method 1 relies upon measures of the size, interconnectedness, substitutability, complexity and cross-jurisdictional activities of each G-SIB. Method 2 uses similar inputs but includes a measure of reliance on short-term wholesale funding instead of substitutability. As of both March 2026 and December 2025, the G-SIB surcharge (Method 2) was higher and therefore was reflected in the capital conservation buffer requirements.
•Based on the firm’s 2025 Comprehensive Capital Analysis and Review submission, the FRB has set the stress capital buffer (SCB) for the firm at 3.4% starting October 1, 2025. In February 2026, the FRB announced that BHCs will continue to be subject to their current SCB requirements until they receive new SCB requirements in 2027. As a result, absent further action from the FRB, the 3.4% SCB will remain effective through September 30, 2027.

Goldman Sachs March 2026 Form 10-Q	74

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
The table below presents information about risk-based capital ratios.

$ in millions	Standardized	Advanced
As of March 2026
CET1 capital	$101,800	$101,800
Tier 1 capital	$115,189	$115,189
Tier 2 capital	$14,256	$11,683
Total capital	$129,445	$126,872
RWAs	$815,106	$763,768

CET1 capital ratio	12.5%	13.3%
Tier 1 capital ratio	14.1%	15.1%
Total capital ratio	15.9%	16.6%
As of December 2025
CET1 capital	$104,297	$104,297
Tier 1 capital	$118,943	$118,943
Tier 2 capital	$11,722	$9,527
Total capital	$130,665	$128,470
RWAs	$727,338	$691,470

CET1 capital ratio	14.3%	15.1%
Tier 1 capital ratio	16.4%	17.2%
Total capital ratio	18.0%	18.6%
In the table above, the Standardized risk-based capital ratios as of March 2026 decreased compared with December 2025, reflecting increases in both Credit and Market RWAs and a decrease in capital. The Advanced risk-based capital ratios as of March 2026 decreased compared with December 2025, reflecting increases in Credit, Market and Operational RWAs and a decrease in capital.
Leverage Ratios. The table below presents the leverage requirements.

	As of
	March	December
	2026	2025
Tier 1 leverage ratio	4.0%	4.0%
SLR	3.75%	5.0%
In the table above, the SLR requirement is calculated as the sum of (i) a 3% minimum as of both March 2026 and December 2025 and (ii) a buffer of 0.75% as of March 2026 and 2% as of December 2025.
On January 1, 2026, the firm early adopted the modified Enhanced Supplementary Leverage Ratio (eSLR) standards, which replaced the 2% buffer applicable to G-SIBs, with a buffer equal to 50% of the firm's G-SIB surcharge (Method 1).

The table below presents information about leverage ratios.

	For the Three Months
	Ended or as of
	March	December
$ in millions	2026	2025
Tier 1 capital	$115,189	$118,943
Average adjusted total assets	$1,953,422	$1,810,007
Total leverage exposure	$2,476,612	$2,297,597

Tier 1 leverage ratio	5.9%	6.6%
SLR	4.7%	5.2%
In the table above:
•Average adjusted total assets represents the average daily assets for the quarter adjusted for deductions from Tier 1 capital.
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

75	Goldman Sachs March 2026 Form 10-Q

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
The table below presents GS Bank USA’s risk-based capital, leverage and “well-capitalized” requirements.

	As of
	March	December	March	December
	2026	2025	2026	2025
			"Well-capitalized"
	Requirements		Requirements
Risk-based capital requirements
CET1 capital ratio	7.0%	7.0%	6.5%	6.5%
Tier 1 capital ratio	8.5%	8.5%	8.0%	8.0%
Total capital ratio	10.5%	10.5%	10.0%	10.0%

Leverage requirements
Tier 1 leverage ratio	4.0%	4.0%	5.0%	5.0%
SLR	3.75%	3.0%	N/A	6.0%
In the table above:
•The CET1 capital ratio requirement included a minimum of 4.5%, the Tier 1 capital ratio requirement included a minimum of 6.0% and the Total capital ratio requirement included a minimum of 8.0%. These requirements also included the capital conservation buffer requirements consisting of a 2.5% buffer and the countercyclical capital buffer, which the FRB has set to zero percent.

•The SLR requirement is calculated as the sum of (i) a 3% minimum as of both March 2026 and December 2025 and (ii) a 0.75% buffer as of March 2026. On January 1, 2026, GS Bank USA early adopted the modified eSLR standards, which replaced the SLR requirement for insured depository institution subsidiaries of G-SIBs to be well-capitalized with a new buffer requirement equal to 50% of their parents’ G-SIB surcharge (Method 1), capped at 1%, in addition to the 3% SLR minimum.
•The “well-capitalized” requirement was the binding requirement for the Tier 1 leverage ratio as of both March 2026 and December 2025 and the “well-capitalized” requirement was the binding requirement for the SLR as of December 2025.
The table below presents information about GS Bank USA’s risk-based capital ratios.

$ in millions	Standardized	Advanced
As of March 2026
CET1 capital	$62,646	$62,646
Tier 1 capital	$62,646	$62,646
Tier 2 capital	$2,201	$617
Total capital	$64,847	$63,263
RWAs	$445,853	$345,372

CET1 capital ratio	14.1%	18.1%
Tier 1 capital ratio	14.1%	18.1%
Total capital ratio	14.5%	18.3%
As of December 2025
CET1 capital	$64,071	$64,071
Tier 1 capital	$64,071	$64,071
Tier 2 capital	$2,052	$677
Total capital	$66,123	$64,748
RWAs	$409,796	$306,699

CET1 capital ratio	15.6%	20.9%
Tier 1 capital ratio	15.6%	20.9%
Total capital ratio	16.1%	21.1%
In the table above:
•The lower of the Standardized or Advanced ratio is the ratio against which GS Bank USA’s compliance with the capital requirements is assessed under the risk-based Capital Rules, and therefore, the Standardized ratios applied to GS Bank USA as of both March 2026 and December 2025.
•The Standardized risk-based capital ratios as of March 2026 decreased compared with December 2025, reflecting increases in both Credit and Market RWAs and a decrease in capital. The Advanced risk-based capital ratios as of March 2026 decreased compared with December 2025, reflecting increases in Credit, Market and Operational RWAs and a decrease in capital.

Goldman Sachs March 2026 Form 10-Q	76

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
The table below presents information about GS Bank USA’s leverage ratios.

	For the Three Months
	Ended or as of
	March	December
$ in millions	2026	2025
Tier 1 capital	$62,646	$64,071
Average adjusted total assets	$713,766	$656,463
Total leverage exposure	$988,298	$912,004

Tier 1 leverage ratio	8.8%	9.8%
SLR	6.3%	7.0%
In the table above:
•Average adjusted total assets represents the average daily assets for the quarter adjusted for deductions from Tier 1 capital.
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
The FRB requires that GS Bank USA maintain cash reserves with the Federal Reserve. As of both March 2026 and December 2025, the reserve requirement ratio was zero percent. See Note 26 for further information about cash deposits held by the firm at the Federal Reserve.
GS Bank USA is a registered swap dealer with the CFTC and a registered security-based swap dealer with the SEC. As of both March 2026 and December 2025, GS Bank USA was subject to and in compliance with applicable capital requirements for swap dealers and security-based swap dealers.

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
Group Inc.’s equity investment in subsidiaries was $145.52 billion as of March 2026 and $143.11 billion as of December 2025. The firm’s regulated subsidiaries were required to hold minimum equity capital of $116.21 billion as of March 2026 and $109.48 billion as of December 2025 to satisfy regulatory requirements.
Group Inc.’s capital invested in certain non-U.S. dollar functional currency subsidiaries is exposed to foreign exchange risk, substantially all of which is managed through a combination of non-U.S. dollar-denominated debt and derivatives. See Note 7 for information about the firm’s net investment hedges used to hedge this risk.

77	Goldman Sachs March 2026 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Note 21.
Earnings Per Common Share
Basic earnings per common share (EPS) is calculated by dividing net earnings to common by the weighted average number of common shares outstanding and RSUs for which the delivery of the underlying common stock is not subject to satisfaction of future service, performance or market conditions (collectively, basic shares). Diluted EPS includes the determinants of basic EPS and, in addition, reflects the dilutive effect of the common stock deliverable for RSUs for which the delivery of the underlying common stock is subject to satisfaction of future service, performance or market conditions, and the dilutive effect of instruments that are convertible into common shares.
The table below presents information about basic and diluted EPS.

	Three Months Ended March
in millions, except per share amounts	2026	2025
Net earnings to common	$5,403	$4,583
Net earnings attributable to convertible instruments	1	–
Net earnings to common for diluted EPS	$5,404	$4,583

Weighted average basic shares	303.8	320.8
Dilutive effect of RSUs	3.8	3.7
Dilutive effect of convertible instruments	0.4	–
Weighted average diluted shares	308.0	324.5

Basic EPS	$17.74	$14.25
Diluted EPS	$17.55	$14.12
In the table above:
•Net earnings to common represents net earnings applicable to common shareholders, which is calculated as net earnings less preferred stock dividends.
•Unvested share-based awards that have non-forfeitable rights to dividends or dividend equivalents are treated as a separate class of securities under the two-class method. Distributed earnings allocated to these securities reduce net earnings to common to calculate EPS under this method. The impact of applying this methodology was a reduction in basic EPS of $0.04 for both the three months ended March 2026 and March 2025.
•Diluted EPS includes the effect of instruments that are convertible into common shares if such conversion would be dilutive. The inclusion of these convertible instruments reduced diluted EPS by $0.02 for the three months ended March 2026.
•Diluted EPS does not include antidilutive RSUs, including those that are subject to market or performance conditions, of 0.2 million for the three months ended March 2026 and 0.1 million for the three months ended March 2025.

Note 22.
Transactions with Affiliated Funds
The firm has formed nonconsolidated investment funds with third-party investors. As the firm generally acts as the investment manager for these funds, it is entitled to receive management fees and, in certain cases, incentive fees from these funds. Additionally, the firm invests alongside its clients in certain funds.
The tables below present information about affiliated funds.

	Three Months Ended March
$ in millions	2026	2025
Fees earned from funds	$1,612	$1,403

	As of
	March	December
$ in millions	2026	2025
Fees receivable from funds	$1,631	$1,586
Aggregate carrying value of interests in funds	$3,321	$3,362
In the ordinary course of business, the firm may choose to provide voluntary financial support to funds, although any such support is not expected to be material to the results of operations of the firm. The firm has waived or deferred collection of management fees and has deferred reimbursement of expenses, and in the future may waive or defer collection of management fees, from select funds. The impact of these voluntary waivers and deferrals to the firm’s results of operations was approximately $90 million for the three months ended March 2026 and approximately $75 million for the three months ended March 2025. Except as noted above, the firm did not provide any additional voluntary financial support to its affiliated funds during either the three months ended March 2026 or March 2025.
In addition, in the ordinary course of business and subject to applicable regulatory requirements, the firm may also engage in other activities with its affiliated funds, including, among others, securities lending, trade execution, market-making, custody and warehousing. See Note 18 for information about the firm’s investment commitments related to these funds.

Goldman Sachs March 2026 Form 10-Q	78

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Note 23.
Interest Income and Interest Expense
Interest is recorded over the life of the instrument on an accrual basis based on contractual interest rates.
The table below presents sources of interest income and interest expense.

	Three Months Ended March
$ in millions	2026	2025
Deposits with banks	$1,224	$1,475
Collateralized agreements	4,650	4,598
Trading assets	4,788	4,280
Investments	2,068	1,785
Loans	3,379	3,880
Other interest	4,528	3,365
Total interest income	20,637	19,383
Deposits	4,674	4,506
Collateralized financings	4,511	4,204
Trading liabilities	1,190	883
Short-term borrowings	398	446
Long-term borrowings	2,453	2,493
Other interest	3,856	3,956
Total interest expense	17,082	16,488
Net interest income	$3,555	$2,895
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

79	Goldman Sachs March 2026 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
The table below presents the earliest tax years that remain subject to examination by major jurisdiction.

As of
Jurisdiction	March 2026
U.S. Federal	2011
New York State and City	2015
United Kingdom	2017
Japan	2019
Hong Kong	2019
The firm has been accepted into the Compliance Assurance Process (CAP) program by the IRS for each of the tax years from 2013 through 2026. This program allows the firm to work with the IRS to identify and resolve potential U.S. federal tax issues before the filing of tax returns. All issues addressed through the CAP program through the 2018 tax year have been resolved and completion is pending final review by the Joint Committee on Taxation. All issues for the 2019 through 2022 tax years have been resolved and will be effectively settled pending administrative completion by the IRS. Final completion of tax years 2011 through 2022 will not have a material impact on the effective tax rate. The 2023 and 2024 tax years remain subject to post-filing review. New York State and City examinations of tax years 2015 through 2018 commenced during 2021.
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

Goldman Sachs March 2026 Form 10-Q	80

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Segment Results
The table below presents a summary of the firm’s segment results.

	Three Months Ended March
$ in millions	2026	2025
Global Banking & Markets
Non-interest revenues	$10,553	$9,293
Net interest income	2,185	1,448
Total net revenues	12,738	10,741
Provision for credit losses	248	66

Compensation and benefits expenses	3,424	3,110
Other operating expenses	3,585	2,814
Total operating expenses	7,009	5,924
Pre-tax earnings	$5,481	$4,751
Net earnings	$4,758	$3,986
Net earnings to common	$4,574	$3,864
Average common equity	$82,100	$79,555
Return on average common equity	22.3%	19.4%

Asset & Wealth Management
Non-interest revenues	$3,374	$2,966
Net interest income	704	745
Total net revenues	4,078	3,711
Provision for credit losses	66	18

Compensation and benefits expenses	1,828	1,643
Other operating expenses	1,254	1,213
Total operating expenses	3,082	2,856
Pre-tax earnings	$930	$837
Net earnings	$807	$702
Net earnings to common	$770	$674
Average common equity	$23,061	$24,634
Return on average common equity	13.4%	10.9%

Platform Solutions
Non-interest revenues	$(255)	$(92)
Net interest income	666	702
Total net revenues	411	610
Provision for credit losses	1	203

Compensation and benefits expenses	160	123
Other operating expenses	175	225
Total operating expenses	335	348
Pre-tax earnings	$75	$59
Net earnings	$65	$50
Net earnings to common	$59	$45
Average common equity	$3,743	$4,487
Return on average common equity	6.3%	4.0%

Total
Non-interest revenues	$13,672	$12,167
Net interest income	3,555	2,895
Total net revenues	17,227	15,062
Provision for credit losses	315	287

Compensation and benefits expenses	5,412	4,876
Other operating expenses	5,014	4,252
Total operating expenses	10,426	9,128
Pre-tax earnings	$6,486	$5,647
Net earnings	$5,630	$4,738
Net earnings to common	$5,403	$4,583
Average common equity	$108,904	$108,676
Return on average common equity	19.8%	16.9%

In the table above:
•Other operating expenses for Global Banking & Markets for both the three months ended March 2026 and March 2025 primarily included transaction based, communications and technology, and depreciation and amortization expenses.
•Other operating expenses for Asset & Wealth Management for both the three months ended March 2026 and March 2025 primarily included transaction based, depreciation and amortization, communications and technology, and professional fees expenses.
•Other operating expenses for Platform Solutions for both the three months ended March 2026 and March 2025 primarily included communications and technology, and professional fees expenses.
The table below presents depreciation and amortization expenses by segment.

	Three Months Ended March
$ in millions	2026	2025
Global Banking & Markets	$291	$288
Asset & Wealth Management	185	190
Platform Solutions	19	28
Total	$495	$506
Segment Assets
The table below presents assets by segment.

	As of
	March	December
$ in millions	2026	2025
Global Banking & Markets	$1,820,273	$1,582,670
Asset & Wealth Management	211,271	198,570
Platform Solutions	28,636	28,080
Total	$2,060,180	$1,809,320
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
•Platform Solutions: location of the client.

81	Goldman Sachs March 2026 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
The table below presents total net revenues and pre-tax earnings by geographic region.

$ in millions	2026		2025
Three Months Ended March
Americas	$10,416	60%	$9,866	66%
EMEA	3,767	22%	3,491	23%
Asia	3,044	18%	1,705	11%
Total net revenues	$17,227	100%	$15,062	100%

Americas	$4,119	63%	$3,725	66%
EMEA	1,464	23%	1,464	26%
Asia	903	14%	458	8%
Total pre-tax earnings	$6,486	100%	$5,647	100%
In the table above:
•Net revenues and pre-tax earnings are allocated to geographic regions based on a number of factors which include, among others, location of the client, location of the desk, sales teams, investment professionals and location of other teams providing services to clients. The methodology for allocating profitability to geographic regions is dependent on estimates and management judgment because a significant portion of the firm’s activities require cross-border coordination to facilitate the needs of the firm’s clients.
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

The table below presents the credit concentrations included in trading cash instruments and investments.

	As of
	March	December
$ in millions	2026	2025
U.S. government and agency obligations	$445,599	$391,750
Percentage of total assets	21.6%	21.7%
Non-U.S. government and agency obligations	$152,163	$112,031
Percentage of total assets	7.4%	6.2%
In addition, the firm had $141.47 billion as of March 2026 and $130.99 billion as of December 2025 of cash deposits held at central banks (included in cash and cash equivalents), of which $95.76 billion as of March 2026 and $86.09 billion as of December 2025 was held at the Federal Reserve.
As of both March 2026 and December 2025, the firm did not have credit exposure to any other counterparty that exceeded 2% of total assets.
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

	As of
	March	December
$ in millions	2026	2025
U.S. government and agency obligations	$125,559	$104,073
Non-U.S. government and agency obligations	$67,883	$54,213
In the table above:
•Non-U.S. government and agency obligations primarily consists of securities issued by the governments of the U.K., Japan, France and Germany.
•Given that the firm’s primary credit exposure on such transactions is to the counterparty to the transaction, the firm would be exposed to the collateral issuer only in the event of counterparty default.

Goldman Sachs March 2026 Form 10-Q	82

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
With respect to matters described below for which management has been able to estimate a range of reasonably possible loss where (i) actual or potential plaintiffs have claimed an amount of money damages, (ii) the firm is being, or threatened to be, sued by purchasers in a securities offering and is not being indemnified by a party that the firm believes will pay the full amount of any judgment, or (iii) the purchasers are demanding that the firm repurchase securities, management has estimated the upper end of the range of reasonably possible loss based on (a) in the case of (i), the amount of money damages claimed, (b) in the case of (ii), the difference between the initial sales price of the securities that the firm sold in such offering and the estimated lowest subsequent price of such securities prior to the action being commenced and (c) in the case of (iii), the price that purchasers paid for the securities less the estimated value, if any, as of March 2026 of the relevant securities, in each of cases (i), (ii) and (iii), taking into account any other factors believed to be relevant to the particular matter or matters of that type. As of the date hereof, the firm has estimated the upper end of the range of reasonably possible aggregate loss for such matters and for any other matters described below where management has been able to estimate a range of reasonably possible aggregate loss to be approximately $1.2 billion in excess of the aggregate reserves for such matters.

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

83	Goldman Sachs March 2026 Form 10-Q

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
On October 22, 2020, the firm announced that it reached settlements of governmental and regulatory investigations relating to 1MDB with the DOJ, the SEC, the FRB, the NYDFS, the Financial Conduct Authority, the Prudential Regulation Authority, the Singapore Attorney General’s Chambers, the Singapore Commercial Affairs Department, the Monetary Authority of Singapore and the Hong Kong Securities and Futures Commission. Group Inc. entered into a three-year deferred prosecution agreement with the DOJ, in which a charge against the firm, one count of conspiracy to violate the FCPA, was filed and was later dismissed on May 6, 2024 in accordance with the agreement. In addition, GS Malaysia pleaded guilty to one count of conspiracy to violate the FCPA, and was sentenced on June 9, 2021. In May 2021, the U.S. Department of Labor (DOL) granted the firm a five-year exemption to maintain its status as a qualified professional asset manager (QPAM). In August 2025, the firm submitted an application to the DOL to extend the exemption through June 2031, and, in April 2026, the DOL published for public comment a notice of proposed exemption. The firm expects to obtain the extension before the expiration of the existing five-year exemption period.
On December 20, 2018, a putative securities class action lawsuit was filed in the U.S. District Court for the Southern District of New York against Group Inc. and certain former officers of the firm alleging violations of the anti-fraud provisions of the Exchange Act with respect to Group Inc.’s disclosures and public statements concerning 1MDB and seeking unspecified damages. The plaintiff filed the second amended complaint on October 28, 2019. On June 28, 2021, the court dismissed the claims against one of the individual defendants but denied the defendants’ motion to dismiss with respect to the firm and the remaining individual defendants. On August 4, 2023, the plaintiff filed a third amended complaint. On September 4, 2025, the court adopted the Magistrate Judge’s report and recommendation granting the plaintiff’s motion for class certification in part. On December 23, 2025, the U.S. Court of Appeals for the Second Circuit denied the defendants’ petition seeking interlocutory review of the district court’s grant of class certification. On March 2, 2026, the defendants moved for summary judgment. On April 20, 2026, the parties informed the court that they had reached a settlement in principle, subject to final documentation and court approval, to resolve the action. The firm has reserved the full amount of its proposed contribution to the settlement.
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

Goldman Sachs March 2026 Form 10-Q	84

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

85	Goldman Sachs March 2026 Form 10-Q

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
Array Technologies, Inc. GS&Co. is among the underwriters named as defendants in a putative securities class action filed on May 14, 2021 in the U.S. District Court for the Southern District of New York relating to Array Technologies, Inc.’s (Array) $1.2 billion October 2020 initial public offering of common stock, $1.3 billion December 2020 offering of common stock and $993 million March 2021 offering of common stock. In addition to the underwriters, the defendants include Array and certain of its officers and directors. GS&Co. underwrote an aggregate of 31,912,213 shares of common stock in the three offerings representing an aggregate offering price of approximately $877 million. On December 7, 2021, the plaintiffs filed an amended consolidated complaint, and on May 19, 2023, the court granted the defendants’ motion to dismiss the amended consolidated complaint. On July 5, 2023, the court denied the plaintiffs’ request for leave to amend the amended consolidated complaint and dismissed the case with prejudice. On March 24, 2026, the U.S. Court of Appeals for the Second Circuit affirmed the district court's dismissal.

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

Goldman Sachs March 2026 Form 10-Q	86

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Zymergen Inc. GS&Co. is among the underwriters named as defendants in a putative securities class action filed on August 4, 2021 in the U.S. District Court for the Northern District of California relating to Zymergen Inc.’s (Zymergen) $575 million April 2021 initial public offering of common stock. In addition to the underwriters, the defendants include Zymergen, certain of its officers and directors and certain of its shareholders. GS&Co. underwrote 5,750,345 shares of common stock representing an aggregate offering price of approximately $178 million. On February 24, 2022, the plaintiffs filed an amended complaint, and on November 29, 2022, the court granted in part and denied in part the defendants’ motion to dismiss the amended complaint, denying dismissal of the claims for violations of Section 11 of the Securities Act. On August 11, 2023, the court granted the plaintiffs’ motion for class certification. On October 3, 2023, Zymergen and three affiliates filed Chapter 11 bankruptcy petitions in the U.S. Bankruptcy Court for the District of Delaware. On March 4, 2024, the plaintiffs filed a second amended complaint. On March 25, 2026, the plaintiffs moved for preliminary approval of a settlement. The firm has reserved the full amount of its proposed contribution to the settlement.
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

Natera Inc. GS&Co. is among the underwriters named as defendants in putative securities class actions in New York Supreme Court, County of New York and the U.S. District Court for the Western District of Texas filed on March 10, 2022 and October 7, 2022, respectively, relating to Natera Inc.’s (Natera) approximately $585 million July 2021 public offering of common stock. In addition to the underwriters, the defendants include Natera and certain of its officers and directors. GS&Co. underwrote 1,449,000 shares of common stock representing an aggregate offering price of approximately $164 million. On July 15, 2022, the parties in the state court action filed a stipulation and proposed order approving the discontinuance of the action without prejudice. On September 11, 2023, the federal court granted in part and denied in part the defendants’ motion to dismiss. On May 9, 2025, the U.S. Court of Appeals for the Fifth Circuit granted the defendants’ petition seeking interlocutory review of the district court’s March 21, 2025 grant of class certification. On March 4, 2026, the federal court preliminarily granted the plaintiffs' motion to voluntarily dismiss the remaining claims against the underwriter defendants, including GS&Co., without prejudice.
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

87	Goldman Sachs March 2026 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
ON24, Inc. GS&Co. is among the underwriters named as defendants in a putative securities class action filed on November 3, 2021 in the U.S. District Court for the Northern District of California relating to ON24, Inc.’s (ON24) approximately $492 million February 2021 initial public offering of common stock. In addition to the underwriters, the defendants include ON24 and certain of its officers and directors, including a director who was a Managing Director of GS&Co. at the time of the initial public offering. GS&Co. underwrote 3,616,785 shares of common stock representing an aggregate offering price of approximately $181 million. On March 18, 2022, the plaintiffs filed a consolidated complaint, and on July 7, 2023, the court granted the defendants’ motion to dismiss the consolidated complaint with leave to amend. On September 1, 2023, the plaintiffs filed an amended consolidated complaint, and on March 5, 2024, the court granted the defendants’ motion to dismiss the amended consolidated complaint with prejudice. On January 7, 2026, the U.S. Court of Appeals for the Ninth Circuit affirmed in part and reversed in part the district court’s dismissal and remanded the case for further proceedings. On March 9, 2026, the defendants' petition for rehearing en banc with the U.S. Court of Appeals for the Ninth Circuit was denied. On April 6, 2026, the U.S. Court of Appeals for the Ninth Circuit granted the defendants’ motion to stay the proceedings in the district court pending the filing and disposition of the defendants’ anticipated petition for a writ of certiorari with the U.S. Supreme Court.
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

MINISO Group Holding Limited. GS Asia is among the underwriters named as defendants in a putative securities class action filed on August 17, 2022 in the U.S. District Court for the Central District of California and transferred to the U.S. District Court for the Southern District of New York on November 18, 2022 relating to MINISO Group Holding Limited’s (MINISO) approximately $656 million October 2020 initial public offering of ADS. In addition to the underwriters, the defendants include MINISO and certain of its officers and directors. GS Asia underwrote 16,408,093 ADS representing an aggregate offering price of approximately $328 million. On April 30, 2025, the plaintiffs filed a third amended complaint, and on March 31, 2026, the court granted the defendants' motion to dismiss the third amended complaint without leave to amend.
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

Goldman Sachs March 2026 Form 10-Q	88

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

89	Goldman Sachs March 2026 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Silvergate Capital Corporation. GS&Co. is among the underwriters and sales agents named as defendants in a putative securities class action filed on January 19, 2023 in the U.S. District Court for the Southern District of California, as amended on May 11, 2023, relating to Silvergate Capital Corporation’s (Silvergate) approximately $288 million January 2021 public offering of common stock, approximately $300 million “at-the-market” offering of common stock conducted from March through May 2021, approximately $200 million July 2021 public offering of depositary shares representing interests in preferred stock, and approximately $552 million December 2021 public offering of common stock. In addition to the underwriters and sales agents, the defendants include Silvergate and certain of its officers and directors. GS&Co. underwrote 1,711,313 shares of common stock in the January 2021 public offering of common stock representing an aggregate offering price of approximately $108 million, acted as a sales agent with respect to up to a $300 million aggregate offering price of shares of common stock in the March through May 2021 “at-the-market” offering, underwrote 1,600,000 depositary shares in the July 2021 public offering representing an aggregate offering price of approximately $40 million, and underwrote 1,375,397 shares of common stock in the December 2021 public offering of common stock representing an aggregate offering price of approximately $199 million. On July 10, 2023, the defendants moved to dismiss the consolidated amended complaint. On September 17, 2024, Silvergate and two affiliates filed Chapter 11 bankruptcy petitions in the U.S. Bankruptcy Court for the District of Delaware. On September 3, 2025, the district court approved the settlement, and on November 13, 2025, the bankruptcy court confirmed the Chapter 11 bankruptcy plan of Silvergate. On March 31, 2026, the settlement became effective upon the effectiveness of the Chapter 11 bankruptcy plan. The firm has paid the full amount of its contribution to the settlement.

F45 Training Holdings Inc. GS&Co. is among the underwriters named as defendants in an amended complaint for a putative securities class action filed on May 19, 2023 in the U.S. District Court for the Western District of Texas relating to F45 Training Holdings Inc.’s (F45) approximately $350 million July 2021 initial public offering of common stock. In addition to the underwriters, the defendants include F45, certain of its officers and directors and certain of its shareholders. GS&Co. acted as a qualified independent underwriter for the offering and underwrote 8,303,744 shares of common stock representing an aggregate offering price of approximately $133 million. On January 25, 2024, the plaintiffs filed a second amended complaint, and on February 21, 2025, the court granted in part and denied in part the defendants’ motion to dismiss without prejudice, denying dismissal of the claims for violations of Sections 11 and 12 of the Securities Act. On April 16, 2026, the court preliminarily approved a settlement, which will not require a contribution from GS&Co.
StubHub Holdings, Inc. GS&Co. is among the underwriters named as defendants in a putative securities class action filed on November 24, 2025 in the U.S. District Court for the Southern District of New York relating to StubHub Holding, Inc.’s (StubHub) approximately $758 million September 2025 initial public offering of common stock. In addition to the underwriters, the defendants include StubHub and certain of its officers and directors. GS&Co. underwrote 10,680,176 shares of common stock representing an aggregate offering price of approximately $251 million. On April 6, 2026, the plaintiff filed an amended complaint.
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
Navan, Inc. GS&Co. is among the underwriters named as defendants in a putative securities class action filed on February 23, 2026 in the U.S. District Court for the Northern District of California relating to Navan, Inc.’s (Navan) approximately $923 million October 2025 initial public offering of common stock. In addition to the underwriters, the defendants include Navan and certain of its officers and directors. GS&Co. underwrote 12,923,543 shares of common stock representing an aggregate offering price of approximately $323 million.

Goldman Sachs March 2026 Form 10-Q	90

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
GS&Co. is also among the defendants named in a related putative class action filed on June 2, 2021 in the U.S. District Court for the Southern District of New York. The complaint alleges the same conspiracy in the market for VRDOs as that alleged in the consolidated amended complaint filed on May 31, 2019, and asserts federal antitrust law, state law and state common law claims against the defendants. The complaint seeks declaratory and injunctive relief, as well as unspecified amounts of compensatory, treble and other damages. On August 6, 2021, plaintiffs in the May 31, 2019 action filed an amended complaint consolidating the June 2, 2021 action with the May 31, 2019 action. On September 14, 2021, defendants filed a joint partial motion to dismiss the August 6, 2021 amended consolidated complaint. On June 28, 2022, the court granted in part and denied in part the defendants’ motion to dismiss, dismissing the state breach of fiduciary duty claim against GS&Co., but declining to dismiss any portion of the federal antitrust law claims. On September 21, 2023, the court granted the plaintiffs’ motion for class certification, and on August 1, 2025, the U.S. Court of Appeals for the Second Circuit affirmed the court’s grant of class certification. On April 20, 2026, the defendants' petition for a writ of certiorari with the U.S. Supreme Court was denied.

Interest Rate Swap Antitrust Litigation
Group Inc., GS&Co., GSI, GS Bank USA and Goldman Sachs Financial Markets, L.P. are among the defendants named in two antitrust actions relating to the trading of interest rate swaps, commenced in April 2016 and June 2018, respectively, in the U.S. District Court for the Southern District of New York by three operators of swap execution facilities and certain of their affiliates. These actions have been consolidated for pretrial proceedings. The complaints generally assert claims under federal and state antitrust laws and state common law in connection with an alleged conspiracy among the defendants to preclude exchange trading of interest rate swaps. The complaints seek declaratory and injunctive relief, as well as treble damages in an unspecified amount. Defendants moved to dismiss the first action and the district court dismissed the state common law claims asserted by the plaintiffs in the first action and limited the antitrust claims to the period from 2013 to 2016. On November 20, 2018, the court granted in part and denied in part the defendants’ motion to dismiss the second action, dismissing the state common law claims for unjust enrichment and tortious interference, but denying dismissal of the federal and state antitrust claims. On March 12, 2026, the defendants moved for summary judgment.
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

91	Goldman Sachs March 2026 Form 10-Q

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
The firm is cooperating with all such governmental and regulatory investigations and reviews.

Goldman Sachs March 2026 Form 10-Q	92

Report of Independent Registered Public
Accounting Firm
To the Board of Directors and Shareholders of The Goldman Sachs Group, Inc.
Results of Review of Interim Financial Statements
We have reviewed the accompanying consolidated balance sheet of The Goldman Sachs Group, Inc. and its subsidiaries (the Company) as of March 31, 2026, and the related consolidated statements of earnings, comprehensive income, changes in shareholders’ equity, and cash flows for the three-month periods ended March 31, 2026 and 2025, including the related notes (collectively referred to as the “interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2025, and the related consolidated statements of earnings, comprehensive income, changes in shareholders’ equity and cash flows for the year then ended (not presented herein), and in our report dated February 25, 2026, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2025, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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
/s/ PricewaterhouseCoopers LLP
New York, New York
May 1, 2026

93	Goldman Sachs March 2026 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Statistical Disclosures
Distribution of Assets, Liabilities and Shareholders’ Equity
The tables below present information about average balances, interest and average interest rates.

	Average Balance for
	the Three Months
	Ended March
$ in millions	2026	2025
Assets
U.S.	$96,899	$90,772
Non-U.S.	64,729	68,936
Deposits with banks	161,628	159,708
U.S.	206,084	228,656
Non-U.S.	137,566	149,490
Collateralized agreements	343,650	378,146
U.S.	372,282	329,088
Non-U.S.	296,335	214,867
Trading assets	668,617	543,955
U.S.	203,281	175,106
Non-U.S.	20,573	15,459
Investments	223,854	190,565
U.S.	204,056	180,727
Non-U.S.	19,192	17,576
Loans	223,248	198,303
U.S.	131,940	89,516
Non-U.S.	79,837	54,268
Other interest-earning assets	211,777	143,784
Interest-earning assets	1,832,774	1,614,461
Cash and due from banks	5,092	4,863
Other non-interest-earning assets	122,930	108,075
Assets	$1,960,796	$1,727,399

Liabilities
U.S.	$398,342	$339,615
Non-U.S.	118,654	103,819
Interest-bearing deposits	516,996	443,434
U.S.	178,132	195,534
Non-U.S.	123,251	116,196
Collateralized financings	301,383	311,730
U.S.	86,476	68,254
Non-U.S.	118,258	77,898
Trading liabilities	204,734	146,152
U.S.	50,269	52,073
Non-U.S.	42,818	37,326
Short-term borrowings	93,087	89,399
U.S.	235,595	203,814
Non-U.S.	83,073	57,779
Long-term borrowings	318,668	261,593
U.S.	143,444	146,606
Non-U.S.	111,777	81,769
Other interest-bearing liabilities	255,221	228,375
Interest-bearing liabilities	1,690,089	1,480,683
Non-interest-bearing deposits	6,217	5,448
Other non-interest-bearing liabilities	141,520	117,914
Liabilities	1,837,826	1,604,045
Shareholders’ equity
Preferred stock	14,066	14,678
Common stock	108,904	108,676
Shareholders’ equity	122,970	123,354
Liabilities and shareholders’ equity	$1,960,796	$1,727,399
Percentage attributable to non-U.S. operations
Interest-earning assets	33.73%	32.25%
Interest-bearing liabilities	35.37%	32.07%

	Interest for
	the Three Months
	Ended March
$ in millions	2026	2025
Assets
U.S.	$856	$995
Non-U.S.	368	480
Deposits with banks	1,224	1,475
U.S.	3,131	3,164
Non-U.S.	1,519	1,434
Collateralized agreements	4,650	4,598
U.S.	3,069	2,694
Non-U.S.	1,719	1,586
Trading assets	4,788	4,280
U.S.	1,880	1,640
Non-U.S.	188	145
Investments	2,068	1,785
U.S.	3,126	3,576
Non-U.S.	253	304
Loans	3,379	3,880
U.S.	3,132	2,125
Non-U.S.	1,396	1,240
Other interest-earning assets	4,528	3,365
Interest-earning assets	$20,637	$19,383
Liabilities
U.S.	$3,714	$3,501
Non-U.S.	960	1,005
Interest-bearing deposits	4,674	4,506
U.S.	3,007	2,921
Non-U.S.	1,504	1,283
Collateralized financings	4,511	4,204
U.S.	580	453
Non-U.S.	610	430
Trading liabilities	1,190	883
U.S.	314	358
Non-U.S.	84	88
Short-term borrowings	398	446
U.S.	2,373	2,434
Non-U.S.	80	59
Long-term borrowings	2,453	2,493
U.S.	2,168	2,436
Non-U.S.	1,688	1,520
Other interest-bearing liabilities	3,856	3,956
Interest-bearing liabilities	$17,082	$16,488
Net interest income
U.S.	$3,038	$2,091
Non-U.S.	517	804
Net interest income	$3,555	$2,895

Goldman Sachs March 2026 Form 10-Q	94

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Statistical Disclosures

	Annualized
	Annualized Average Rate for the
	the Three Months
	Ended March
	2026	2025
Assets
U.S.	3.58%	4.45%
Non-U.S.	2.31%	2.82%
Deposits with banks	3.07%	3.75%
U.S.	6.16%	5.61%
Non-U.S.	4.48%	3.89%
Collateralized agreements	5.49%	4.93%
U.S.	3.34%	3.32%
Non-U.S.	2.35%	2.99%
Trading assets	2.90%	3.19%
U.S.	3.75%	3.80%
Non-U.S.	3.71%	3.80%
Investments	3.75%	3.80%
U.S.	6.21%	8.02%
Non-U.S.	5.35%	7.01%
Loans	6.14%	7.94%
U.S.	9.63%	9.63%
Non-U.S.	7.09%	9.27%
Other interest-earning assets	8.67%	9.49%
Interest-earning assets	4.57%	4.87%
Liabilities
U.S.	3.78%	4.18%
Non-U.S.	3.28%	3.93%
Interest-bearing deposits	3.67%	4.12%
U.S.	6.85%	6.06%
Non-U.S.	4.95%	4.48%
Collateralized financings	6.07%	5.47%
U.S.	2.72%	2.69%
Non-U.S.	2.09%	2.24%
Trading liabilities	2.36%	2.45%
U.S.	2.53%	2.79%
Non-U.S.	0.80%	0.96%
Short-term borrowings	1.73%	2.02%
U.S.	4.08%	4.84%
Non-U.S.	0.39%	0.41%
Long-term borrowings	3.12%	3.86%
U.S.	6.13%	6.74%
Non-U.S.	6.12%	7.54%
Other interest-bearing liabilities	6.13%	7.03%
Interest-bearing liabilities	4.10%	4.52%

Interest rate spread	0.47%	0.35%
U.S.	1.01%	0.78%
Non-U.S.	0.34%	0.63%
Net yield on interest-earning assets	0.79%	0.73%
In the tables above:
•Assets, liabilities and interest are classified as U.S. and non-U.S. based on the location of the legal entity in which the assets and liabilities are held.
•Derivative instruments and commodities are included in other non-interest-earning assets and other non-interest-bearing liabilities.
•Average collateralized agreements included $121.11 billion of resale agreements and $222.54 billion of securities borrowed for the three months ended March 2026, and $173.04 billion of resale agreements and $205.11 billion of securities borrowed for the three months ended March 2025.
•Other interest-earning assets primarily consists of certain receivables from customers and counterparties.
•Average collateralized financings included $246.58 billion of repurchase agreements and $54.80 billion of securities loaned for the three months ended March 2026, and $254.52 billion of repurchase agreements and $57.21 billion of securities loaned for the three months ended March 2025.
•Substantially all other interest-bearing liabilities consists of certain payables to customers and counterparties.
•Interest rates for borrowings include the effects of interest rate swaps accounted for as hedges.
•Loans exclude loans held for sale that are accounted for at the lower of cost or fair value. Such loans are included within other interest-earning assets.
•Short- and long-term borrowings include both secured and unsecured borrowings.

95	Goldman Sachs March 2026 Form 10-Q

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
This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2025. References to “the 2025 Form 10-K” are to our Annual Report on Form 10-K for the year ended December 31, 2025. References to “this Form 10-Q” are to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2026. All references to “the consolidated financial statements” or “Statistical Disclosures” are to Part I, Item 1 of this Form 10-Q. The consolidated financial statements are unaudited. All references to March 2026 and March 2025 refer to our periods ended, or the dates, as the context requires, March 31, 2026 and March 31, 2025, respectively. All references to December 2025 refer to the date December 31, 2025. Any reference to a future year refers to a year ending on December 31 of that year. Certain reclassifications have been made to previously reported amounts to conform to the current presentation.

Executive Overview
We generated net earnings of $5.63 billion for the first quarter of 2026, compared with $4.74 billion for the first quarter of 2025. Diluted earnings per common share (EPS) was $17.55 for the first quarter of 2026, compared with $14.12 for the first quarter of 2025. Annualized return on average common shareholders' equity (ROE) was 19.8% for the first quarter of 2026, compared with 16.9% for the first quarter of 2025. Book value per common share was $361.19 as of March 2026, 1.0% higher compared with December 2025.
Net revenues were $17.23 billion for the first quarter of 2026, 14% higher than the first quarter of 2025, primarily reflecting higher net revenues in Global Banking & Markets. The increase in net revenues in Global Banking & Markets primarily reflected significantly higher net revenues in Equities and Investment banking fees, partially offset by lower net revenues in Fixed Income, Currency and Commodities (FICC). Net revenues in Asset & Wealth Management were higher, primarily reflecting higher Management and other fees, partially offset by lower net revenues in Private banking and lending. Net revenues in Platform Solutions were significantly lower, primarily reflecting net markdowns recognized in net revenues related to the Apple Card loan portfolio, which was transferred to held for sale in the fourth quarter of 2025.
Provision for credit losses was $315 million for the first quarter of 2026, compared with $287 million for the first quarter of 2025. Provisions for the first quarter of 2026 primarily reflected growth and impairments related to wholesale loans. Provisions for the first quarter of 2025 primarily reflected net provisions related to the credit card portfolio, which was transferred to held for sale in the fourth quarter of 2025.
Operating expenses were $10.43 billion for the first quarter of 2026, 14% higher than the first quarter of 2025, primarily reflecting significantly higher transaction based expenses and higher compensation and benefits expenses (reflecting improved operating performance). Our efficiency ratio (total operating expenses divided by total net revenues) was 60.5% for the first quarter of 2026, compared with 60.6% for the first quarter of 2025.

Goldman Sachs March 2026 Form 10-Q	96

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
During the first quarter of 2026, we returned a total of $6.38 billion of capital to common shareholders, including $5.00 billion of common share repurchases and $1.38 billion of common stock dividends. As of March 2026, our Common Equity Tier 1 (CET1) capital ratio was 12.5% under the Standardized Capital Rules and 13.3% under the Advanced Capital Rules. See Note 20 to the consolidated financial statements for further information about our capital ratios.
Business Environment
During the first quarter of 2026, global economic activity was generally impacted by geopolitical concerns, the outlook for inflation, a focus on investments in artificial intelligence (AI) and uncertainty in international trade policies (including tariffs). In the latter part of the quarter, the conflict in the Middle East generated heightened uncertainty, quickly resulting in market volatility, increased energy prices, lower equity markets and elevated concerns about the outlook for economic growth. These factors also weighed on the actions taken by central banks globally towards policy interest rates, including the Federal Reserve holding rates steady during the quarter.
The economic outlook remains uncertain, reflecting concerns about the continuation or further escalation of the conflict in the Middle East, inflation, central bank policies and international trade policies (including tariffs). See “Results of Operations — Segment Assets and Operating Results — Segment Operating Results” for further information about the operating environment for each of our business segments.
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
Instruments classified in level 3 of the fair value hierarchy are those which require one or more significant inputs that are not observable. Level 3 financial assets represented 1.0% as of March 2026 and 1.1% as of December 2025 of our total assets. See Notes 4 and 5 to the consolidated financial statements for further information about level 3 financial assets, including changes in level 3 financial assets and related fair value measurements. Absent evidence to the contrary, instruments classified in level 3 of the fair value hierarchy are initially valued at transaction price, which is considered to be the best initial estimate of fair value. Subsequent to the transaction date, we use other methodologies to determine fair value, which vary based on the type of instrument. Estimating the fair value of level 3 financial instruments requires judgments to be made. These judgments include:
•Determining the appropriate valuation methodology and/or model for each type of level 3 financial instrument;
•Determining model inputs based on an evaluation of all relevant empirical market data, including prices evidenced by market transactions, interest rates, credit spreads, volatilities and correlations; and
•Determining appropriate valuation adjustments, including those related to illiquidity or counterparty credit quality.
Regardless of the methodology, valuation inputs and assumptions are only changed when corroborated by substantive evidence.

97	Goldman Sachs March 2026 Form 10-Q

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
Use of Estimates
U.S. GAAP requires us to make certain estimates and assumptions. In addition to the estimates we make in connection with fair value measurements, the use of estimates and assumptions is also important in determining the allowance for credit losses on loans and lending commitments held for investment and accounted for at amortized cost, discretionary compensation accruals, the accounting for goodwill and identifiable intangible assets, provisions for losses that may arise from litigation and regulatory proceedings (including governmental investigations), and accounting for income taxes.

Goldman Sachs March 2026 Form 10-Q	98

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
Allowance for Credit Losses
We estimate and record an allowance for credit losses related to our loans held for investment that are accounted for at amortized cost. To determine the allowance for credit losses, we classify our loans accounted for at amortized cost into loan portfolios based on the level at which we have developed and documented our methodology to determine the allowance for credit losses. Following the transfer of the Apple Card loan portfolio to held for sale in December 2025, all of our loans and lending commitments subject to the allowance for credit losses are classified in the wholesale portfolio. The allowance for credit losses is measured on a collective basis for loans that exhibit similar risk characteristics using a modeled approach and on an asset-specific basis for loans that do not share similar risk characteristics.
The allowance for credit losses takes into account the weighted average of a range of forecasts of future economic conditions over the expected life of the loans and lending commitments. The expected life of each loan or lending commitment is determined based on the contractual term adjusted for extension options or demand features. The forecasts include multiple economic scenarios over a three-year period. For loans with expected lives beyond three years, the model reverts to historical loss information based on a non-linear modeled approach. We apply judgment in weighting individual scenarios each quarter based on a variety of factors, including our internally derived economic outlook, market consensus, recent macroeconomic conditions and industry trends. The forecasted economic scenarios consider a number of risk factors relevant to the wholesale portfolio. Risk factors for wholesale loans include internal credit ratings, industry default and loss data, expected life, macroeconomic indicators (e.g., unemployment rates and GDP), the borrower’s capacity to meet its financial obligations, the borrower’s country of risk and industry, loan seniority and collateral type. In addition, for loans backed by real estate, risk factors include the loan-to-value ratio, debt service ratio and home price index. The allowance for loan losses for wholesale loans that do not share similar risk characteristics, such as nonaccrual loans, is calculated using the present value of expected future cash flows discounted at the loan’s effective interest rate, the observable market price of the loan, or, in the case of collateral dependent loans, the fair value of the collateral less estimated costs to sell, if applicable.

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
To estimate the potential impact of an adverse macroeconomic environment on our allowance for credit losses, we, among other things, compared the expected credit losses under the weighted average forecast used in the calculation of allowance for credit losses as of March 2026 (which was weighted towards the baseline and adverse economic scenarios) to the expected credit losses under a 100% weighted adverse economic scenario. The adverse economic scenario of the forecast model reflects a global recession in the first half of 2026 through the first half of 2027, resulting in an economic contraction and rising unemployment rates. A 100% weighting to the adverse economic scenario would have resulted in an approximate $0.6 billion increase in our allowance for credit losses as of March 2026. This hypothetical increase does not take into consideration any potential adjustments to qualitative reserves. The forecasts of macroeconomic conditions are inherently uncertain and do not take into account any other offsetting or correlated effects. The actual credit loss in an adverse macroeconomic environment may differ significantly from this estimate. See Note 9 to the consolidated financial statements for further information about the allowance for credit losses.

99	Goldman Sachs March 2026 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
Discretionary Compensation
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
Income Taxes
In accounting for income taxes, we recognize tax positions in the financial statements only when it is more likely than not that the position will be sustained on examination by the relevant taxing authority based on the technical merits of the position. We use estimates to recognize current and deferred income taxes in the U.S. federal, state and local and non-U.S. jurisdictions in which we operate. The income tax laws in these jurisdictions are complex and can be subject to different interpretations between taxpayers and taxing authorities. Disputes may arise over these interpretations and can be settled by audit, administrative appeals or judicial proceedings. We do not expect that the resolution of any such dispute will have a material impact on our financial condition, but it may be material to the operating results for a particular period, depending, in part, on the operating results for that period. Our interpretations are reevaluated quarterly based on guidance currently available, tax examination experience and the opinions of legal counsel, among other factors. We recognize deferred taxes based on the amount that will more likely than not be realized in the future based on enacted income tax laws. Our estimate for deferred taxes includes estimates for future taxable earnings, including the level and character of those earnings, and various tax planning strategies. See Note 24 to the consolidated financial statements in Part II, Item 8 of the 2025 Form 10-K for further information about income taxes.
Recent Accounting Developments
See Note 3 to the consolidated financial statements for information about Recent Accounting Developments.

Goldman Sachs March 2026 Form 10-Q	100

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
Results of Operations
The composition of our net revenues has varied over time as financial markets and the scope of our operations have changed. The composition of net revenues can also vary over the shorter term due to fluctuations in U.S. and global economic and market conditions. See “Risk Factors” in Part I, Item 1A of the 2025 Form 10-K for further information about the impact of economic and market conditions on our results of operations.
Financial Overview
The table below presents an overview of our financial results and selected financial ratios.

	Three Months Ended March
$ in millions, except per share amounts	2026	2025
Net revenues	$17,227	$15,062
Pre-tax earnings	$6,486	$5,647
Net earnings	$5,630	$4,738
Net earnings to common	$5,403	$4,583
Diluted EPS	$17.55	$14.12
ROE	19.8%	16.9%
ROTE	21.3%	18.0%
Net earnings to average assets	1.1%	1.1%
Return on shareholders’ equity	18.3%	15.4%
Average equity to average assets	6.3%	7.1%
Dividend payout ratio	25.6%	21.2%
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

	Average for the
	Three Months Ended March
$ in millions	2026	2025
Total shareholders’ equity	$122,970	$123,354
Preferred stock	(14,066)	(14,678)
Common shareholders’ equity	108,904	108,676
Goodwill	(6,441)	(5,862)
Identifiable intangible assets	(926)	(845)
Tangible common shareholders’ equity	$101,537	$101,969
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
Net Revenues
The table below presents our net revenues by line item.

	Three Months Ended March
$ in millions	2026	2025
Investment banking	$2,844	$1,916
Investment management	3,179	2,759
Commissions and fees	1,326	1,226
Market making	5,461	5,723
Other principal transactions	862	543
Total non-interest revenues	13,672	12,167
Interest income	20,637	19,383
Interest expense	17,082	16,488
Net interest income	3,555	2,895
Total net revenues	$17,227	$15,062
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

101	Goldman Sachs March 2026 Form 10-Q

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
Operating Environment. During the first quarter of 2026, the operating environment was generally characterized by elevated geopolitical tensions, the conflict in the Middle East, and continued broad macroeconomic concerns and uncertainties, including those about inflation, central bank policies and changes in international trade policies (including tariffs). Industry-wide investment banking volumes in completed mergers and acquisitions and debt underwriting increased compared with the fourth quarter of 2025, while equity underwriting volumes were essentially unchanged. In market making, activity levels increased compared with the prior quarter. Additionally, global equity prices generally decreased compared with the end of 2025. In the U.S., the rate of unemployment remained low and the pace of growth in consumer spending declined compared with the fourth quarter of 2025.
If uncertainty and concerns about geopolitical tensions, the conflict in the Middle East and the economic outlook remain elevated or increase, including those about inflation, central bank policies and changes in international trade policies, it may lead to a decline in asset prices, a decline in market-making activity levels, or a decline in investment banking activity levels, and net revenues and provision for credit losses would likely be negatively impacted. See “Segment Assets and Operating Results — Segment Operating Results” for information about the operating environment and material trends and uncertainties that may impact our results of operations.

Three Months Ended March 2026 versus March 2025
Net revenues in the consolidated statements of earnings were $17.23 billion for the first quarter of 2026, 14% higher than the first quarter of 2025, reflecting significantly higher investment banking revenues, net interest income and other principal transactions revenues, and higher investment management revenues, partially offset by lower market making revenues.
Non-Interest Revenues. Investment banking revenues in the consolidated statements of earnings were $2.84 billion for the first quarter of 2026, 48% higher than the first quarter of 2025, primarily due to significantly higher revenues in both advisory, reflecting a significant increase in completed mergers and acquisitions volumes, and in equity underwriting, primarily reflecting significantly higher net revenues from convertible offerings.
Investment management revenues in the consolidated statements of earnings were $3.18 billion for the first quarter of 2026, 15% higher than the first quarter of 2025, primarily due to higher management and other fees, primarily reflecting the impact of higher average assets under supervision (AUS).
Commissions and fees in the consolidated statements of earnings were $1.33 billion for the first quarter of 2026, 8% higher than the first quarter of 2025, reflecting higher commissions and fees in Equities, due to generally higher market volumes.
Market making revenues in the consolidated statements of earnings were $5.46 billion for the first quarter of 2026, 5% lower than the first quarter of 2025, reflecting significantly lower net revenues from intermediation activities, partially offset by significantly higher net revenues from financing activities. The decrease from intermediation activities primarily reflected significantly lower revenues in interest rate products and mortgages, partially offset by significantly higher revenues in commodities and currencies. The increase from financing activities reflected significantly higher revenues in equities financing.
Other principal transactions revenues in the consolidated statements of earnings were $862 million for the first quarter of 2026, 59% higher than the first quarter of 2025, primarily reflecting significantly higher net gains from direct investments related to our Global Banking & Markets activities.

Goldman Sachs March 2026 Form 10-Q	102

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
Net Interest Income. Net interest income in the consolidated statements of earnings was $3.56 billion for the first quarter of 2026, 23% higher than the first quarter of 2025, reflecting an increase in interest income, partially offset by an increase in interest expense. The increase in interest income related to other interest-earning assets and trading assets (each reflecting the impact of higher average balances), partially offset by a decrease in interest income related to loans (reflecting the impact of lower average interest rates). The increase in interest expense related to collateralized financings (reflecting the impact of higher average gross balances) and trading liabilities (reflecting the impact of higher average balances), partially offset by a decrease in interest expense related to other interest-bearing liabilities (reflecting the impact of lower average interest rates, partially offset by higher average balances). See “Statistical Disclosures — Distribution of Assets, Liabilities and Shareholders’ Equity” for further information about our sources of net interest income.
Provision for Credit Losses
Provision for credit losses consists of provision for credit losses on financial assets and commitments accounted for at amortized cost, including loans and lending commitments held for investment. See Note 9 to the consolidated financial statements for further information about the provision for credit losses on loans and lending commitments.
The table below presents our provision for credit losses.

	Three Months Ended March
$ in millions	2026	2025
Provision for credit losses	$315	$287
Three Months Ended March 2026 versus March 2025. Provision for credit losses in the consolidated statements of earnings was $315 million for the first quarter of 2026, compared with $287 million for the first quarter of 2025. Provisions for the first quarter of 2026 primarily reflected growth and impairments related to wholesale loans. Provisions for the first quarter of 2025 primarily reflected net provisions related to the credit card portfolio, which was transferred to held for sale in the fourth quarter of 2025.

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
The table below presents our operating expenses by line item and headcount.

	Three Months Ended March
$ in millions	2026	2025
Compensation and benefits	$5,412	$4,876
Transaction based	2,515	1,850
Market development	186	156
Communications and technology	583	506
Depreciation and amortization	495	506
Occupancy	254	233
Professional fees	379	424
Other expenses	602	577
Total operating expenses	$10,426	$9,128
Headcount at period-end	47,000	46,600
Three Months Ended March 2026 versus March 2025. Operating expenses in the consolidated statements of earnings were $10.43 billion for the first quarter of 2026, 14% higher than the first quarter of 2025. Our efficiency ratio was 60.5% for the first quarter of 2026, compared with 60.6% for the first quarter of 2025.
The increase in operating expenses, compared with the first quarter of 2025, primarily reflected significantly higher transaction based expenses and higher compensation and benefits expenses (reflecting improved operating performance). Net provisions for litigation and regulatory proceedings were $42 million for first quarter of 2026, compared with $(11) million for the first quarter of 2025.
As of March 2026, headcount was essentially unchanged compared with both December 2025 and March 2025.

103	Goldman Sachs March 2026 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
Provision for Taxes
The effective tax rate for the first quarter of 2026 was 13.2%, down from the full year effective tax rate of 21.4% for 2025, primarily due to an increase in tax benefits on the settlement of employee share-based awards, partially offset by a decrease in other permanent tax benefits, for the first quarter of 2026 compared with the full year of 2025. The impact of tax benefits related to employee share-based awards was a reduction to provision for taxes for the first quarter of 2026 of approximately $895 million, which reduced our effective tax rate by 13.8 percentage points, and increased our diluted EPS by $2.91 and annualized ROE by 3.1 percentage points.
The Organisation for Economic Co-operation and Development/G20 (OECD/G20) Global Anti-Base Erosion Model Rules (Pillar II Model Rules) aim to ensure that multinationals with revenues in excess of EUR 750 million pay a minimum effective corporate tax rate of 15% (minimum tax) in each jurisdiction in which they operate. The U.K. and other non-U.S. jurisdictions in which we operate have enacted certain portions of the Pillar II Model Rules through domestic legislation (Pillar II legislation). In January 2026, the OECD/G20 released administrative guidance that allows multinationals with a U.S. parent to elect the side-by-side safe harbor. The safe harbor, once enacted by each jurisdiction, is expected to deem certain Pillar II minimum taxes to be zero for tax years beginning on or after January 1, 2026. As of March 2026, certain jurisdictions have adopted the safe harbor; however, the majority of jurisdictions in which we operate that enacted Pillar II legislation will need to adopt the safe harbor into their local laws through legislation or administrative procedures. We expect the safe harbor to be enacted in various jurisdictions during 2026 and 2027. Domestic minimum top-up taxes still apply under the Pillar II legislation in certain non-U.S. jurisdictions in which we operate. The Pillar II legislation did not have a material impact on the effective tax rate for the first quarter of 2026 and, depending on the amount of our earnings and the geographic mix of our earnings, is not expected to have a material impact on our 2026 effective tax rate. Any domestic minimum top-up taxes under the Pillar II legislation will be recognized in the period in which they are incurred.
We expect our 2026 annual effective tax rate to be approximately 20%.

Segment Assets and Operating Results
Beginning with the fourth quarter of 2025, we made certain changes to our segments as we continued to narrow our strategic focus with respect to consumer-related activities within Platform Solutions. Prior periods are presented on a comparable basis. See “Business — Our Business Segments” in Part I, Item 1 of the 2025 Form 10-K for further information.
Segment Assets. The table below presents assets by segment.

	As of
	March	December
$ in millions	2026	2025
Global Banking & Markets	$1,820,273	$1,582,670
Asset & Wealth Management	211,271	198,570
Platform Solutions	28,636	28,080
Total	$2,060,180	$1,809,320
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

Goldman Sachs March 2026 Form 10-Q	104

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
Segment Operating Results. The table below presents our segment operating results.

	Three Months Ended March
$ in millions	2026	2025
Global Banking & Markets
Net revenues	$12,738	$10,741
Provision for credit losses	248	66
Operating expenses	7,009	5,924
Pre-tax earnings	$5,481	$4,751
Net earnings to common	$4,574	$3,864
Average common equity	$82,100	$79,555
Return on average common equity	22.3%	19.4%

Asset & Wealth Management
Net revenues	$4,078	$3,711
Provision for credit losses	66	18
Operating expenses	3,082	2,856
Pre-tax earnings	$930	$837
Net earnings to common	$770	$674
Average common equity	$23,061	$24,634
Return on average common equity	13.4%	10.9%

Platform Solutions
Net revenues	$411	$610
Provision for credit losses	1	203
Operating expenses	335	348
Pre-tax earnings	$75	$59
Net earnings to common	$59	$45
Average common equity	$3,743	$4,487
Return on average common equity	6.3%	4.0%

Total
Net revenues	$17,227	$15,062
Provision for credit losses	315	287
Operating expenses	10,426	9,128
Pre-tax earnings	$6,486	$5,647
Net earnings to common	$5,403	$4,583
Average common equity	$108,904	$108,676
Return on average common equity	19.8%	16.9%

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

105	Goldman Sachs March 2026 Form 10-Q

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

Goldman Sachs March 2026 Form 10-Q	106

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
The table below presents our Global Banking & Markets assets.

	As of
	March	December
$ in millions	2026	2025
Cash and cash equivalents	$142,941	$131,809
Collateralized agreements	369,420	314,212
Customer and other receivables	184,848	163,150
Trading assets	698,909	610,513
Investments	217,703	174,052
Loans	182,424	167,629
Other assets	24,028	21,305
Total	$1,820,273	$1,582,670

The table below presents details about our Global Banking & Markets loans.

	As of
	March	December
$ in millions	2026	2025
Corporate	$33,005	$25,337
Real estate	51,560	49,811
Securities-based	6,340	5,591
Other collateralized	92,959	88,205
Other	126	121
Loans, gross	183,990	169,065
Allowance for loan losses	(1,566)	(1,436)
Total loans	$182,424	$167,629
The table below presents our average Global Banking & Markets gross loans.

	Three Months Ended March
$ in millions	2026	2025
Loans	$176,288	$138,323
The table below presents our Global Banking & Markets operating results.

	Three Months Ended March
$ in millions	2026	2025
Advisory	$1,494	$792
Equity underwriting	535	370
Debt underwriting	811	752
Investment banking fees	2,840	1,914
FICC intermediation	2,949	3,390
FICC financing	1,062	1,045
FICC	4,011	4,435
Equities intermediation	2,718	2,547
Equities financing	2,608	1,645
Equities	5,326	4,192
Other	561	200
Net revenues	12,738	10,741
Provision for credit losses	248	66
Operating expenses	7,009	5,924
Pre-tax earnings	5,481	4,751
Provision for taxes	723	765
Net earnings	4,758	3,986
Preferred stock dividends	184	122
Net earnings to common	$4,574	$3,864

Average common equity	$82,100	$79,555
Return on average common equity	22.3%	19.4%

107	Goldman Sachs March 2026 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
The table below presents our FICC and Equities net revenues by line item in the consolidated statements of earnings.

$ in millions	FICC	Equities
Three Months Ended March 2026
Market making	$1,844	$3,617
Commissions and fees	–	1,532
Other principal transactions	226	20
Net interest income	1,941	157
Total	$4,011	$5,326
Three Months Ended March 2025
Market making	$2,868	$2,855
Commissions and fees	–	1,245
Other principal transactions	231	7
Net interest income	1,336	85
Total	$4,435	$4,192
In the table above:
•See “Net Revenues” for information about market making revenues, commissions and fees, other principal transactions revenues and net interest income. See Note 25 to the consolidated financial statements for net interest income by segment.
•The primary driver of net revenues for FICC intermediation for all periods was client activity.
•The increase in net interest income across FICC and Equities for the first quarter of 2026 compared with the first quarter of 2025 reflected an increase in interest-earning assets and a decrease in funding costs. Due to the nature of activities within FICC and Equities and the composition of their associated balance sheet, we assess the performance of these businesses based on total net revenues, as offsets can occur across revenue line items. For example, cash instruments that generate interest income are, in some cases, hedged or funded by derivatives for which changes in fair value are reflected in market making revenues. Also, certain activities produce market making revenues but incur interest expense related to the funding of the related inventory.
The table below presents our financial advisory and underwriting transaction volumes.

	Three Months Ended March
$ in billions	2026	2025
Announced mergers and acquisitions	$425	$437
Completed mergers and acquisitions	$440	$244
Equity and equity-related offerings	$24	$19
Debt offerings	$104	$96

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
Operating Environment. During the first quarter of 2026, Global Banking & Markets operated in an environment generally characterized by elevated geopolitical tensions and continued broad macroeconomic concerns and uncertainties, including those about inflation, central bank policies and changes in international trade policies (including tariffs).
In investment banking, industry-wide completed mergers and acquisitions volumes and industry-wide debt underwriting volumes both increased compared with the fourth quarter of 2025, while industry-wide equity underwriting volumes were essentially unchanged.
In interest rates, the yield on 10-year U.S. and U.K. government bonds increased during the quarter. In equities, the S&P 500 Index decreased by 5% and the MSCI World Index decreased by 4% compared with the end of 2025. Additionally, the price of crude oil per barrel (Brent) increased by 94% compared with the end of 2025.
In the future, if market and economic conditions deteriorate further, and market-making activity levels decline or investment banking activity levels decline, or credit spreads related to hedges on our relationship lending portfolio tighten, net revenues in Global Banking & Markets would likely be negatively impacted. In addition, if economic conditions deteriorate or if the creditworthiness of borrowers deteriorates, provision for credit losses would likely be negatively impacted.

Goldman Sachs March 2026 Form 10-Q	108

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
Three Months Ended March 2026 versus March 2025. Net revenues in Global Banking & Markets were $12.74 billion for the first quarter of 2026, 19% higher than the first quarter of 2025.
Investment banking fees were $2.84 billion, 48% higher than the first quarter of 2025, primarily due to significantly higher net revenues in Advisory, reflecting a significant increase in completed mergers and acquisitions volumes. Net revenues in Equity underwriting were also significantly higher, primarily reflecting significantly higher net revenues from convertible offerings. Net revenues in Debt underwriting were higher, reflecting higher net revenues from investment-grade and asset-backed activity, partially offset by significantly lower net revenues from leveraged finance activity.
As of March 2026, our Investment banking fees backlog decreased slightly compared with the end of 2025, reflecting lower estimated net revenues from potential advisory transactions, partially offset by higher estimated net revenues from potential debt underwriting transactions.
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
Net revenues in FICC were $4.01 billion, 10% lower than the first quarter of 2025, reflecting lower net revenues in FICC intermediation, due to significantly lower net revenues in interest rate products and mortgages and lower net revenues in credit products, partially offset by significantly higher net revenues in commodities and currencies. Net revenues in FICC financing were slightly higher.

The decrease in FICC intermediation net revenues reflected the impact of less favorable market-making conditions on our inventory, partially offset by higher client activity. The following provides information about our FICC intermediation net revenues by business, compared with results for the first quarter of 2025:
•Net revenues in interest rate products, mortgages and credit products reflected the impact of less favorable market-making conditions on our inventory.
•Net revenues in commodities and currencies reflected the impact of improved market-making conditions on our inventory and higher client activity.
Net revenues in Equities were $5.33 billion, 27% higher than the first quarter of 2025, due to significantly higher net revenues in Equities financing, primarily driven by significantly higher net revenues in prime financing, and higher net revenues in Equities intermediation, primarily driven by higher net revenues in cash products.
Net revenues in Other were $561 million for the first quarter of 2026, compared with $200 million for the first quarter of 2025, with the increase primarily reflecting significantly higher net gains from direct investments.
Provision for credit losses was $248 million for the first quarter of 2026, compared with $66 million for the first quarter of 2025. Provisions for the first quarter of 2026 primarily reflected portfolio growth and impairments. Provisions for the first quarter of 2025 primarily reflected portfolio growth.
Operating expenses were $7.01 billion for the first quarter of 2026, 18% higher than the first quarter of 2025, primarily due to significantly higher transaction based expenses and higher compensation and benefits expenses (reflecting improved operating performance). Pre-tax earnings were $5.48 billion for the first quarter of 2026, 15% higher than the first quarter of 2025.

109	Goldman Sachs March 2026 Form 10-Q

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
•Incentive fees. In certain circumstances, we also receive incentive fees based on a percentage of a fund’s or a separately managed account’s return, or when the return exceeds a specified benchmark or other performance targets. Such fees include carried interest, which consists of the increased share of the income and gains derived primarily from our private equity and credit funds when the return on a fund’s investments over the life of the fund exceeds certain threshold returns.
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

Goldman Sachs March 2026 Form 10-Q	110

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
We have announced the following targets relating to Asset & Wealth Management:
•Achieve ROE in the high-teens (approximately 17% to 19%) and pre-tax margin of approximately 30%, both within the medium term (three- to five-year time horizon from year-end 2025).
•Achieve annual long-term fee-based net inflows from the wealth management client channel of approximately 5% of the channel's long-term AUS.
•Grow our total alternative AUS to $750 billion by the end of 2030.
•Grow our total credit alternative assets to $300 billion by the end of 2028.
•Achieve an annual double-digit percentage growth rate for Management and other fees from alternatives.
•Raise between $75 billion and $100 billion of third-party commitments in our alternatives business annually.
The table below presents our Asset & Wealth Management assets.

	As of
	March	December
$ in millions	2026	2025
Cash and cash equivalents	$33,973	$30,220
Collateralized agreements	15,226	18,459
Customer and other receivables	24,572	22,628
Trading assets	54,432	42,711
Investments	19,812	20,069
Loans	51,309	50,282
Other assets	11,947	14,201
Total	$211,271	$198,570
The table below presents details about our Asset & Wealth Management loans.

	As of
	March	December
$ in millions	2026	2025
Corporate	$5,138	$5,322
Real estate	20,057	19,494
Securities-based	12,252	12,488
Other collateralized	11,631	10,791
Other	3,007	2,896
Loans, gross	52,085	50,991
Allowance for loan losses	(776)	(709)
Total loans	$51,309	$50,282
In the table above, gross loans included $46.18 billion of loans as of March 2026 and $44.70 billion of loans as of December 2025 that were related to Private banking and lending.
The table below presents our average Asset & Wealth Management gross loans.

	Three Months Ended March
$ in millions	2026	2025
Loans	$51,594	$47,227
The table below presents our Asset & Wealth Management operating results.

	Three Months Ended March
$ in millions	2026	2025
Management and other fees	$3,077	$2,701
Incentive fees	183	129
Private banking and lending	638	725
Investments	180	156
Net revenues	4,078	3,711
Provision for credit losses	66	18
Operating expenses	3,082	2,856
Pre-tax earnings	930	837
Provision for taxes	123	135
Net earnings	807	702
Preferred stock dividends	37	28
Net earnings to common	$770	$674

Average common equity	$23,061	$24,634
Return on average common equity	13.4%	10.9%
In the table above, Management and other fees included fees from alternatives of $597 million for the first quarter of 2026 and $527 million for the first quarter of 2025.
The table below presents our Asset management and Wealth management net revenues by line item in Asset & Wealth Management.

$ in millions	Asset management	Wealth management	Asset & Wealth Management
Three Months Ended March 2026
Management and other fees	$1,308	$1,769	$3,077
Incentive fees	183	–	183
Private banking and lending	–	638	638
Investments	182	(2)	180
Total	$1,673	$2,405	$4,078
Three Months Ended March 2025
Management and other fees	$1,190	$1,511	$2,701
Incentive fees	129	–	129
Private banking and lending	–	725	725
Investments	156	–	156
Total	$1,475	$2,236	$3,711
Operating Environment. During the first quarter of 2026, Asset & Wealth Management operated in an environment generally characterized by elevated geopolitical tensions and continued broad macroeconomic concerns and uncertainties, including those about changes in international trade policies (including tariffs). Global equity prices were generally lower compared with the end of 2025.
In the future, if market and economic conditions deteriorate further, it may lead to a further decline in asset prices, or investors transitioning to asset classes that typically generate lower fees or withdrawing their assets, and net revenues in Asset & Wealth Management would likely be negatively impacted.

111	Goldman Sachs March 2026 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
Three Months Ended March 2026 versus March 2025. Net revenues in Asset & Wealth Management were $4.08 billion for the first quarter of 2026, 10% higher than the first quarter of 2025, primarily reflecting higher Management and other fees, partially offset by lower net revenues in Private banking and lending.
The increase in Management and other fees primarily reflected the impact of higher average assets under supervision. The decrease in Private banking and lending net revenues reflected the impact of lower deposit spreads related to Marcus deposits, partially offset by higher deposit balances. Incentive fees were higher, primarily driven by performance, and net revenues in Investments were also higher.
Provision for credit losses was $66 million for the first quarter of 2026, compared with $18 million for the first quarter of 2025. Provisions for the first quarter of 2026 primarily reflected impairments.
Operating expenses were $3.08 billion for the first quarter of 2026, 8% higher than the first quarter of 2025, primarily due to higher compensation and benefits expenses (reflecting improved operating performance). Pre-tax earnings were $930 million (pre-tax margin of 23%) for the first quarter of 2026, 11% higher than the first quarter of 2025.
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
In the fourth quarter of 2025, we made certain changes to the classification of our AUS. See “Results of Operations — Asset & Wealth Management — Assets Under Supervision” in Management's Discussion and Analysis of the 2025 Form 10-K for further information about such changes.

The table below presents information about our period-end AUS by asset class, region and vehicle.

	As of March
$ in billions	2026	2025
Asset Class
Alternative investments	$429	$355
Equity	954	771
Fixed income	1,341	1,207
Total long-term AUS	2,724	2,333
Liquidity products	926	840
Total AUS	$3,650	$3,173

Region
Americas	$2,579	$2,242
EMEA	820	705
Asia	251	226
Total AUS	$3,650	$3,173

Vehicle
Separate accounts	$1,983	$1,705
Public funds	1,120	1,012
Private funds and other	547	456
Total AUS	$3,650	$3,173
In the table above:
•Liquidity products includes money market funds and private bank deposits.
•EMEA represents Europe, Middle East and Africa.
The table below presents our total long-term AUS by client channel.

	As of March
$ in billions	2026	2025
Institutional	$1,198	$1,068
Wealth management	950	804
Third-party distributed	576	461
Total long-term AUS	$2,724	$2,333
Total wealth management client assets (consisting of AUS, brokerage assets and Marcus deposits) were approximately $1.8 trillion as of March 2026 and approximately $1.6 trillion as of March 2025.
The table below presents changes in our AUS.

	Three Months Ended March
$ in billions	2026	2025
Beginning balance	$3,606	$3,137
Net inflows/(outflows):
Alternative investments	11	4
Equity	24	11
Fixed income	27	14
Total long-term AUS net inflows/(outflows)	62	29
Liquidity products	25	(5)
Total AUS net inflows/(outflows)	87	24
Net market appreciation/(depreciation)	(43)	12
Ending balance	$3,650	$3,173

Goldman Sachs March 2026 Form 10-Q	112

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
In the table above:
•During the three months ended March 2026, our AUS increased $44 billion due to net inflows (across all asset classes), partially offset by net market depreciation (primarily in equity and fixed income).
•During the three months ended March 2025, our AUS increased $36 billion due to net inflows (primarily in fixed income and equity) and net market appreciation (reflecting net market appreciation in fixed income, partially offset by net market depreciation in equity).
The table below presents information about our total long-term AUS net inflows/(outflows) by client channel.

	Three Months Ended March
$ in billions	2026	2025
Institutional	$18	$1
Wealth management	22	16
Third-party distributed	22	12
Total long-term AUS net inflows/(outflows)	$62	$29
The table below presents information about our average monthly AUS by asset class.

	Average for the
	Three Months Ended March
$ in billions	2026	2025
Asset Class
Alternative investments	$428	$355
Equity	974	784
Fixed income	1,349	1,189
Total long-term AUS	2,751	2,328
Liquidity products	920	845
Total AUS	$3,671	$3,173
We earn management fees on client assets that we manage and also receive incentive fees based on a percentage of a fund’s or a separately managed account’s return, or when the return exceeds a specified benchmark or other performance targets. These incentive fees are recognized when it is probable that a significant reversal of such fees will not occur. Our estimated unrecognized incentive fees were $6.08 billion as of March 2026 and $5.24 billion as of December 2025. Such amounts are based on the completion of the funds’ financial statements, which is generally one quarter in arrears. These fees will be recognized, assuming no decline in fair value, if and when it is probable that a significant reversal of such fees will not occur, which is generally when such fees are no longer subject to fluctuations in the market value of the assets.

The table below presents our average effective management fee (which excludes non-asset-based fees) earned on our AUS by asset class.

	Three Months Ended March
Effective fees (bps)	2026	2025
Alternative investments	58	59
Equity	52	55
Fixed income	17	17
Liquidity products	14	14
Total average effective fee	30	31
The table below presents details about our monthly average AUS for alternative assets and the average effective management fee we earned on such assets.

	Funds & discretionary accounts			Advisory	Total
$ in billions	Direct strategies	Fund of funds	Total	& OCIO accounts	alternative AUS
Three Months Ended March 2026
Average AUS
Corporate equity	$50	$78	$128	$38	$166
Credit	73	6	79	21	100
Real estate	21	7	28	16	44
Hedge funds and other	52	15	67	51	118
Total	$196	$106	$302	$126	$428

Effective Fees (bps)
Corporate equity	120	64	89	19	71
Credit	72	42	71	10	53
Real estate	67	66	67	10	45
Hedge funds and other	66	71	67	18	46
Total	82	65	77	16	58
Three Months Ended March 2025
Average AUS
Corporate equity	$37	$69	$106	$30	$136
Credit	57	4	61	22	83
Real estate	20	7	27	13	40
Hedge funds and other	44	12	56	40	96
Total	$158	$92	$250	$105	$355

Effective Fees (bps)
Corporate equity	122	64	87	22	72
Credit	71	54	71	14	55
Real estate	63	67	64	14	47
Hedge funds and other	69	76	71	19	49
Total	82	66	76	18	59
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

113	Goldman Sachs March 2026 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
The table below presents information about our period-end AUS for alternative assets, non-fee-earning alternative assets and total alternative assets.

	AUS				Total
$ in billions	Funds & discretionary	Advisory & OCIO	Total AUS	Non-fee- earning	alternative assets
As of March 2026
Corporate equity	$129	$38	$167	$98	$265
Credit	77	24	101	96	197
Real estate	28	15	43	20	63
Hedge funds and other	67	51	118	3	121
Total	$301	$128	$429	$217	$646
As of March 2025
Corporate equity	$107	$30	$137	$75	$212
Credit	62	22	84	80	164
Real estate	27	12	39	19	58
Hedge funds and other	55	40	95	4	99
Total	$251	$104	$355	$178	$533
In the table above:
•Substantially all non-fee-earning alternative assets consist of funds and discretionary accounts.
•Corporate equity primarily includes private equity.
•Total alternative assets included uncalled capital that is available for future investing of $83 billion as of March 2026 and $66 billion as of March 2025.
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
The table below presents information about third-party commitments raised in our alternatives business from the beginning of 2020 through the first quarter of 2026.

As of
$ in billions	March 2026
Included in AUS	$350
Included in non-fee-earning alternative assets	114
Third-party commitments raised	$464

In the table above, commitments included in non-fee-earning alternative assets included approximately $89 billion, which will begin to earn fees (and become AUS) if and when the commitments are drawn and assets are invested. In the first quarter of 2026, we raised $26 billion in third-party commitments in our alternatives business, including $9 billion in corporate equity, $10 billion in credit, $2 billion in real estate and $5 billion in hedge funds and other. We have raised $464 billion of third-party commitments in our alternatives business since 2019.
The table below presents information about alternative investments that we hold on our balance sheet.

	As of
	March	December
$ in billions	2026	2025
Product
Loans	$5.2	$5.7
Debt securities	7.6	8.1
Equity securities	11.6	11.2
Other	1.9	1.9
Total	$26.3	$26.9

Region
Americas	57%	56%
EMEA	30%	33%
Asia	13%	11%
Total	100%	100%

Industry
Consumer & Retail	9%	8%
Financial Institutions	11%	10%
Healthcare	9%	9%
Industrials	10%	11%
Natural Resources & Utilities	8%	8%
Real Estate	15%	15%
Technology, Media & Telecommunications	31%	30%
Other	7%	9%
Total	100%	100%
In the table above, other investments include tax credit investments (accounted for under the proportional amortization method of accounting) of $0.6 billion as of March 2026 and $0.7 billion as of December 2025. Additionally, other investments include CIEs, which held assets (generally accounted for at historical cost less depreciation) of $1.3 billion as of March 2026 and $1.2 billion as of December 2025, and were funded with liabilities of $0.7 billion as of March 2026 and $0.6 billion as of December 2025. Substantially all such liabilities were nonrecourse, thereby reducing our equity at risk.

Goldman Sachs March 2026 Form 10-Q	114

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
Platform Solutions
Substantially all of the revenues in Platform Solutions are from activities related to issuing credit cards to and raising deposits from Apple Card customers and related to businesses that have been exited. In December 2025, we entered into an agreement to transition the Apple Card program to another issuer. The transition is expected to be completed in approximately 24 months from the date of the agreement.
The table below presents our Platform Solutions assets.

	As of
	March	December
$ in millions	2026	2025
Cash and cash equivalents	$2,616	$2,230
Collateralized agreements	1,312	1,544
Customer and other receivables	64	64
Trading assets	4,677	3,572
Investments	119	141
Loans	19,116	19,823
Other assets	732	706
Total	$28,636	$28,080
In the table above, substantially all loans consisted of credit card loans.
The table below presents our average Platform Solutions gross loans.

	Three Months Ended March
$ in millions	2026	2025
Loans	$19,190	$20,740
The table below presents our Platform Solutions operating results.

	Three Months Ended March
$ in millions	2026	2025
Net revenues	$411	$610
Provision for credit losses	1	203
Operating expenses	335	348
Pre-tax earnings	75	59
Provision for taxes	10	9
Net earnings	65	50
Preferred stock dividends	6	5
Net earnings to common	$59	$45

Average common equity	$3,743	$4,487
Return on average common equity	6.3%	4.0%
Operating Environment. The operating environment for Platform Solutions is mainly impacted by the economic environment in the U.S., which, during the first quarter of 2026, was generally characterized by concerns about inflation and uncertainty related to changes in international trade policies (including tariffs), a continued low rate of unemployment and a decline in the pace of growth in consumer spending compared with the fourth quarter of 2025.

In the future, if economic conditions deteriorate further, it may lead to a further decrease in consumer spending or a deterioration in consumer credit, and net revenues in Platform Solutions would likely be negatively impacted.
Three Months Ended March 2026 versus March 2025. Net revenues in Platform Solutions were $411 million for the first quarter of 2026, 33% lower than the first quarter of 2025, primarily reflecting net markdowns recognized in net revenues related to the Apple Card loan portfolio, which was transferred to held for sale in the fourth quarter of 2025.
Provision for credit losses was $1 million for the first quarter of 2026, compared with $203 million for the first quarter of 2025. Provisions for the first quarter of 2025 reflected net provisions related to the credit card portfolio, which was transferred to held for sale in the fourth quarter of 2025.
Operating expenses were $335 million for the first quarter of 2026, 4% lower than the first quarter of 2025. Pre-tax earnings were $75 million for the first quarter of 2026, 27% higher than the first quarter of 2025.
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

115	Goldman Sachs March 2026 Form 10-Q

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
Balance Sheet Analysis and Metrics
As of March 2026, total assets in our consolidated balance sheets were $2.06 trillion, an increase of $250.86 billion from December 2025, primarily reflecting increases in trading assets of $101.22 billion (primarily due to increases in government and agency obligations, equity securities and corporate debt, reflecting the impact of our and our clients’ activities), collateralized agreements of $51.74 billion (reflecting our and our clients’ activities), investments of $43.37 billion (reflecting an increase in U.S. government obligations, primarily due to increases in securities accounted for as available-for-sale), customer and other receivables of $23.64 billion (reflecting our clients’ activities), cash and cash equivalents of $15.27 billion (primarily reflecting our activities), and loans of $15.12 billion (primarily due to increases in corporate loans and other collateralized loans). See "Risk Management — Liquidity Risk Management — Cash Flows" for further information about cash and cash equivalents.
As of March 2026, total liabilities in our consolidated balance sheets were $1.94 trillion, an increase of $253.05 billion from December 2025, reflecting increases in customer and other payables of $61.17 billion (reflecting our clients’ activities), deposits of $59.84 billion (reflecting increases across all sources, primarily in consumer deposit, other deposit and transaction banking deposit balances), trading liabilities of $49.67 billion (primarily due to increases government and agency obligations, equity securities, and corporate debt, reflecting the impact of our and our clients’ activities), collateralized financings of $46.02 billion (reflecting the impact of our and our clients’ activities) and unsecured borrowings of $40.35 billion (primarily driven by net issuances).

Goldman Sachs March 2026 Form 10-Q	116

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
Our total securities sold under agreements to repurchase (repurchase agreements), accounted for as collateralized financings were 5% higher as of March 2026 and largely in line as of December 2025 as compared with the average daily amount of repurchase agreements over the respective quarters. As of March 2026, the increase in our repurchase agreements relative to the average daily amount of repurchase agreements during the quarter resulted from higher levels of our and our clients' activities at the end of the period.
The level of our repurchase agreements fluctuates between and within periods, primarily due to providing clients with access to highly liquid collateral, such as certain government and agency obligations, through collateralized financing activities.
The table below presents information about our balance sheet and leverage ratios.

	As of
	March	December
$ in millions	2026	2025
Total assets	$2,060,180	$1,809,320
Unsecured long-term borrowings	$315,426	$285,500
Total shareholders’ equity	$122,782	$124,972
Leverage ratio	16.8x	14.5x
Debt-to-equity ratio	2.6x	2.3x
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

	As of
	March	December
$ in millions, except per share amounts	2026	2025
Total shareholders’ equity	$122,782	$124,972
Preferred stock	(13,703)	(15,153)
Common shareholders’ equity	109,079	109,819
Goodwill	(6,590)	(5,949)
Identifiable intangible assets	(932)	(842)
Tangible common shareholders’ equity	$101,557	$103,028

Book value per common share	$361.19	$357.60
Tangible book value per common share	$336.28	$335.49
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
•Book value per common share and tangible book value per common share are based on (i) common shares outstanding and (ii) restricted stock units granted to employees and exchangeable instruments, which in both cases, are not subject to satisfaction of future service, performance or market conditions (collectively, basic shares) of 302.0 million as of March 2026 and 307.1 million as of December 2025. We believe that tangible book value per common share (tangible common shareholders’ equity divided by basic shares) is meaningful because it is a measure that we and investors use to assess capital adequacy. Tangible book value per common share is a non-GAAP measure and may not be comparable to similar non-GAAP measures used by other companies.

117	Goldman Sachs March 2026 Form 10-Q

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
The table below presents information about our funding sources.

	As of
$ in millions	March 2026		December 2025
Deposits	$561,263	39%	$501,422	39%
Collateralized financings	351,066	25%	305,049	24%
Unsecured short-term borrowings	80,878	6%	70,459	5%
Unsecured long-term borrowings	315,426	22%	285,500	22%
Total shareholders’ equity	122,782	8%	124,972	10%
Total	$1,431,415	100%	$1,287,402	100%
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
The table below presents the types and sources of deposits.

$ in millions	Savings and Demand	Time	Total
As of March 2026
Consumer	$146,382	$82,744	$229,126
Private bank	88,139	16,313	104,452
Brokered certificates of deposit	–	50,570	50,570
Deposit sweep programs	40,111	–	40,111
Transaction banking	76,487	3,642	80,129
Other	1,469	55,406	56,875
Total	$352,588	$208,675	$561,263
As of December 2025
Consumer	$128,214	$79,688	$207,902
Private bank	83,323	17,447	100,770
Brokered certificates of deposit	–	47,288	47,288
Deposit sweep programs	34,363	–	34,363
Transaction banking	68,788	976	69,764
Other	1,464	39,871	41,335
Total	$316,152	$185,270	$501,422
In the table above:
•Savings and demand accounts consist of money market deposit accounts, negotiable order of withdrawal accounts and demand deposit accounts that have no stated maturity or expiration date.
•Time deposits had a weighted average maturity of approximately 0.7 years as of both March 2026 and December 2025.
•Consumer deposits consist of deposits from both Marcus and Apple Card customers.
•Deposit sweep programs include contractual agreements primarily with U.S. broker-dealers who sweep client cash to FDIC-insured deposits.
•Transaction banking deposits consist of deposits that we raised through our cash management services business for corporate and other institutional clients.
•Other deposits are substantially all from institutional clients.
•Deposits insured by the FDIC were $299.67 billion as of March 2026 and $269.63 billion as of December 2025.
•Deposits insured by non-U.S. insurance programs were $33.12 billion as of March 2026 and $31.70 billion as of December 2025.

Goldman Sachs March 2026 Form 10-Q	118

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
We also have access to and may raise collateralized financings through the Federal Reserve’s standing repurchase agreement operations and the Federal Reserve discount window. In addition, GS Bank USA has access to funding from the Federal Home Loan Bank. See Note 11 to the consolidated financial statements for further information about our borrowings from the Federal Home Loan Bank.

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
The table below presents our quarterly unsecured long-term borrowings maturity profile.

$ in millions	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
As of March 2026
2027	$–	$15,279	$9,323	$11,893	$36,495
2028	$15,519	$12,007	$5,383	$6,800	39,709
2029	$16,058	$10,482	$7,447	$10,823	44,810
2030	$9,154	$10,109	$5,985	$6,622	31,870
2031	$13,447	$11,484	$1,392	$4,972	31,295
2032 - thereafter					131,247
Total					$315,426
The weighted average maturity of our unsecured long-term borrowings as of March 2026 was approximately seven years. To mitigate refinancing risk, we seek to limit the principal amount of debt maturing over the course of any monthly, quarterly, semi-annual or annual time horizon. We enter into interest rate swaps to convert a portion of our unsecured long-term borrowings into floating-rate obligations to manage our exposure to interest rates. See Note 14 to the consolidated financial statements for further information about our unsecured long-term borrowings.
Shareholders’ Equity. Shareholders’ equity is a stable and perpetual source of funding. See Note 19 to the consolidated financial statements for further information about our shareholders’ equity.

119	Goldman Sachs March 2026 Form 10-Q

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
See Note 20 to the consolidated financial statements for information about our 2025 CCAR results. See “Share Repurchase Program” for further information about common stock repurchases and dividends. We submitted our 2026 CCAR capital plan to the FRB in April 2026 and expect to publish a summary of our annual DFAST results in June 2026. See “Available Information.”
GS Bank USA is required to conduct stress tests on an annual basis and publish a summary of certain results. GS Bank USA submitted its 2026 DFAST capital plan in April 2026 and expects to publish a summary of its annual DFAST results in June 2026. See “Available Information.”
Goldman Sachs International (GSI), GSIB and GSBE also have their own capital planning and stress testing processes, which incorporate internally designed stress tests developed in accordance with the guidelines of their respective regulators.

Goldman Sachs March 2026 Form 10-Q	120

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
During the first quarter of 2026, we returned a total of $6.38 billion of capital to common shareholders, including $5.00 billion of common share repurchases and $1.38 billion of common stock dividends. The Board approved an increase in our quarterly common stock dividend from $4.00 to $4.50 per share beginning in the first quarter of 2026. Consistent with our capital management philosophy, we will continue prioritizing deployment of capital for our clients where returns are attractive and distribute any excess capital to shareholders through dividends and share repurchases, while targeting a 50 to 100 basis point buffer above our capital requirement.
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

121	Goldman Sachs March 2026 Form 10-Q

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
See Note 20 to the consolidated financial statements for further information about our risk-based capital and leverage ratios and the related requirements, and see below for further information about our risk-based capital and RWAs. Our target is to maintain capital ratios with a buffer of 50 to 100 basis points above applicable regulatory requirements.
G-SIB Surcharge. The capital requirements calculated under the Capital Framework (for both the Standardized and Advanced Rules) include minimum risk-based capital requirements and capital conservation buffer requirements, including the G-SIB surcharge. The G-SIB surcharge is updated annually based on financial data from the prior year and is generally applicable for the following year.

Our G-SIB surcharge (Method 2) is 3.5% for 2026 and 2027. We expect that our surcharge will be 4.0% beginning in 2028. Based on financial data for the three months ended March 2026, our current estimate is that we are within the 4.5% G-SIB surcharge range. The earliest this surcharge could be effective is January 2029. Our G-SIB surcharge may be subject to further changes pending the finalization of the FRB’s outstanding proposal on the G-SIB surcharge. See “Regulatory and Other Matters — Regulatory Matters” for further information about the FRB’s proposal on the G-SIB surcharge.
Risk-Based Capital. The table below presents information about our risk-based capital.

	As of
	March	December
$ in millions	2026	2025
Common shareholders’ equity	$109,079	$109,819
Deduction for goodwill	(5,886)	(5,244)
Deduction for identifiable intangible assets	(737)	(642)
Other adjustments	(656)	364
CET1 capital	101,800	104,297
Preferred stock	13,703	15,153
Deduction for investments in covered funds	(311)	(504)
Other adjustments	(3)	(3)
Tier 1 capital	$115,189	$118,943

Standardized Tier 2 and Total capital
Tier 1 capital	$115,189	$118,943
Qualifying subordinated debt	11,155	8,856
Allowance for credit losses	3,137	2,879
Other adjustments	(36)	(13)
Standardized Tier 2 capital	14,256	11,722
Standardized Total capital	$129,445	$130,665

Advanced Tier 2 and Total capital
Tier 1 capital	$115,189	$118,943
Standardized Tier 2 capital	14,256	11,722
Allowance for credit losses	(3,137)	(2,879)
Other adjustments	564	684
Advanced Tier 2 capital	11,683	9,527
Advanced Total capital	$126,872	$128,470

Goldman Sachs March 2026 Form 10-Q	122

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
In the table above:
•Deduction for goodwill was net of deferred tax liabilities of $704 million as of March 2026 and $705 million as of December 2025.
•Deduction for identifiable intangible assets was net of deferred tax liabilities of $195 million as of March 2026 and $200 million as of December 2025.
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

The table below presents changes in CET1 capital, Tier 1 capital and Tier 2 capital.

$ in millions	Standardized	Advanced
Three Months Ended March 2026
CET1 capital
Beginning balance	$104,297	$104,297
Change in:
Common shareholders’ equity	(740)	(740)
Deduction for goodwill	(642)	(642)
Deduction for identifiable intangible assets	(95)	(95)
Other adjustments	(1,020)	(1,020)
Ending balance	$101,800	$101,800

Tier 1 capital
Beginning balance	$118,943	$118,943
Change in:
CET1 capital	(2,497)	(2,497)
Preferred stock	(1,450)	(1,450)
Deduction for investments in covered funds	193	193
Ending balance	115,189	115,189
Tier 2 capital
Beginning balance	11,722	9,527
Change in:
Qualifying subordinated debt	2,299	2,299
Allowance for credit losses	258	–
Other adjustments	(23)	(143)
Ending balance	14,256	11,683
Total capital	$129,445	$126,872
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

123	Goldman Sachs March 2026 Form 10-Q

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
We had three regulatory VaR exceptions during the three months ended March 2026. A VaR multiplier is used to determine Market RWAs relating to regulatory VaR. The VaR multiplier is determined by, among other things, the number of VaR exceptions observed over the preceding 250 business days. As of March 2026, we had six VaR exceptions over the preceding 250 business days and, therefore, the VaR multiplier increased from 3.0 to 3.5;

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

Goldman Sachs March 2026 Form 10-Q	124

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
The table below presents information about RWAs.

$ in millions	Standardized	Advanced
As of March 2026
Credit RWAs
Derivatives	$161,763	$117,601
Commitments, guarantees and loans	308,607	244,834
Securities financing transactions	118,330	25,760
Equity investments	29,577	30,707
Other	84,425	114,524
Total Credit RWAs	702,702	533,426
Market RWAs
Regulatory VaR	23,947	23,947
Stressed VaR	57,955	57,955
Incremental risk	7,949	7,949
Comprehensive risk	4,561	4,561
Specific risk	17,992	17,992
Total Market RWAs	112,404	112,404
Total Operational RWAs	–	117,938
Total RWAs	$815,106	$763,768
As of December 2025
Credit RWAs
Derivatives	$153,827	$111,863
Commitments, guarantees and loans	278,715	221,325
Securities financing transactions	107,272	29,471
Equity investments	28,112	30,988
Other	74,893	100,484
Total Credit RWAs	642,819	494,131
Market RWAs
Regulatory VaR	14,716	14,716
Stressed VaR	43,189	43,189
Incremental risk	5,117	5,117
Comprehensive risk	2,196	2,196
Specific risk	19,301	19,301
Total Market RWAs	84,519	84,519
Total Operational RWAs	–	112,820
Total RWAs	$727,338	$691,470
In the table above:
•Securities financing transactions represents resale and repurchase agreements and securities borrowed and loaned transactions.
•Other includes receivables, certain debt securities, cash and cash equivalents, and other assets.

The table below presents changes in RWAs.

$ in millions	Standardized	Advanced
Three Months Ended March 2026
RWAs
Beginning balance	$727,338	$691,470
Credit RWAs
Change in:
Derivatives	7,936	5,738
Commitments, guarantees and loans	29,892	23,509
Securities financing transactions	11,058	(3,711)
Equity investments	1,465	(281)
Other	9,532	14,040
Change in Credit RWAs	59,883	39,295
Market RWAs
Change in:
Regulatory VaR	9,231	9,231
Stressed VaR	14,766	14,766
Incremental risk	2,832	2,832
Comprehensive risk	2,365	2,365
Specific risk	(1,309)	(1,309)
Change in Market RWAs	27,885	27,885
Change in Operational RWAs	–	5,118
Ending balance	$815,106	$763,768
RWAs Rollforward Commentary
Three Months Ended March 2026. Standardized Credit RWAs as of March 2026 increased by $59.88 billion compared with December 2025, primarily reflecting an increase in commitments, guarantees and loans (principally due to increased lending exposures), an increase in securities financing transactions (principally due to increased funding exposures), an increase in other credit RWAs (principally due to increases in customer and other receivables and other assets) and an increase in derivatives (principally due to increased exposures). Standardized Market RWAs as of March 2026 increased by $27.89 billion compared with December 2025, primarily reflecting an increase in stressed VaR (principally due to an increase in the VaR multiplier and increased exposures to interest rates) and an increase in regulatory VaR (principally due to higher levels of market volatility and an increase in the VaR multiplier).
Advanced Credit RWAs as of March 2026 increased by $39.30 billion compared with December 2025, reflecting an increase in commitments, guarantees and loans (principally due to increased lending exposures), an increase in other credit RWAs (principally due to increases in customer and other receivables, certain debt securities, and other assets) and an increase in derivatives (principally due to increased exposures). Advanced Market RWAs as of March 2026 increased by $27.89 billion compared with December 2025, primarily reflecting an increase in stressed VaR (principally due to an increase in the VaR multiplier and increased exposures to interest rates) and an increase in regulatory VaR (principally due to higher levels of market volatility and an increase in the VaR multiplier). Advanced Operational RWAs as of March 2026 increased by $5.12 billion compared with December 2025, primarily reflecting increased severity of loss events estimated by our risk-based model.

125	Goldman Sachs March 2026 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
Total Loss-Absorbing Capacity (TLAC)
We are also subject to the FRB’s TLAC and related requirements. Failure to comply with the TLAC and related requirements would result in restrictions being imposed by the FRB and could limit our ability to repurchase shares, pay dividends and make certain discretionary compensation payments. On January 1, 2026, we early adopted the modified Enhanced Supplementary Leverage Ratio standards which amended the buffer requirements for our TLAC to total leverage exposure and our external long-term debt to total leverage exposure. See “Business — Regulation” in Part I, Item 1 of the 2025 Form 10-K for further information about these standards.
The table below presents TLAC and external long-term debt requirements.

	As of
	March	December
	2026	2025
TLAC to RWAs	22.0%	22.0%
TLAC to total leverage exposure	8.25%	9.5%
External long-term debt to RWAs	9.5%	9.0%
External long-term debt to total leverage exposure	3.25%	4.5%
In the table above:
•As of both March 2026 and December 2025, the TLAC to RWAs requirement is calculated as the sum of (i) an 18% minimum, (ii) a 2.5% buffer, (iii) a countercyclical capital buffer, which the FRB has set to zero percent and (iv) a 1.5% G-SIB surcharge (Method 1).
•The TLAC to total leverage exposure requirement is calculated as the sum of (i) a 7.5% minimum as of both March 2026 and December 2025 and (ii) a total leverage exposure buffer of 0.75% as of March 2026 and 2.0% as of December 2025.
•The external long-term debt to RWAs requirement is calculated as the sum of (i) 6% as of both March 2026 and December 2025 and (ii) a G-SIB surcharge (Method 2) of 3.5% as of March 2026 and 3.0% as of December 2025.
•The external long-term debt to total leverage exposure is calculated as the sum of (i) 2.5% as of March 2026 and 4.5% as of December 2025 and (ii) a total leverage exposure buffer of 0.75% as of March 2026.

The table below presents information about our TLAC and external long-term debt ratios.

	For the Three Months Ended or as of
	March	December
$ in millions	2026	2025
TLAC	$319,431	$300,481
External long-term debt	$191,946	$170,347
RWAs	$815,106	$727,338
Total leverage exposure	$2,476,612	$2,297,597

TLAC to RWAs	39.2%	41.3%
TLAC to total leverage exposure	12.9%	13.1%
External long-term debt to RWAs	23.5%	23.4%
External long-term debt to total leverage exposure	7.8%	7.4%
In the table above:
•TLAC includes common and preferred stock, and eligible long-term debt issued by Group Inc. Eligible long-term debt represents unsecured debt, which has a remaining maturity of at least one year and satisfies additional requirements.
•External long-term debt consists of eligible long-term debt subject to a haircut if it is due to be paid between one and two years.
•In accordance with the TLAC rules, the higher of Standardized or Advanced RWAs are used in the calculation of TLAC and external long-term debt ratios and applicable requirements. RWAs represent Standardized RWAs as of both March 2026 and December 2025.
•Total leverage exposure includes average adjusted total assets and the monthly average of off-balance sheet and other exposures, primarily consisting of derivatives, securities financing transactions, commitments and guarantees.
See “Business — Regulation” in Part I, Item 1 of the 2025 Form 10-K for further information about TLAC.
Subsidiary Capital Requirements
Many of our subsidiaries, including our bank and broker-dealer subsidiaries, are subject to separate regulation and capital requirements of the jurisdictions in which they operate.

Goldman Sachs March 2026 Form 10-Q	126

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
The table below presents GSIB’s risk-based capital requirements.

	As of
	March	December
	2026	2025
CET1 capital ratio	12.0%	12.0%
Tier 1 capital ratio	14.8%	14.8%
Total capital ratio	18.5%	18.5%
The table below presents information about GSIB’s risk-based capital ratios.

	As of
	March	December
$ in millions	2026	2025
CET1 capital	$4,989	$4,947
Tier 1 capital	$4,989	$4,947
Tier 2 capital	$843	$826
Total capital	$5,832	$5,773
RWAs	$21,059	$19,936

CET1 capital ratio	23.7%	24.8%
Tier 1 capital ratio	23.7%	24.8%
Total capital ratio	27.7%	29.0%
In the table above, the risk-based capital ratios as of March 2026 included profits that are still subject to annual audit by GSIB’s external auditors for inclusion in risk-based capital. These profits contributed 43 basis points to the CET1 capital ratio as of March 2026.
The table below presents GSIB’s leverage ratio requirement and leverage ratio.

	As of
	March	December
	2026	2025
Leverage ratio requirement	3.7%	3.7%
Leverage ratio	5.6%	8.4%
In the table above, the leverage ratio as of March 2026 included profits that are still subject to annual audit by GSIB’s external auditors for inclusion in risk-based capital. These profits contributed 10 basis points to the leverage ratio as of March 2026.
GSIB is subject to minimum reserve requirements at central banks in certain of the jurisdictions in which it operates. As of both March 2026 and December 2025, GSIB was in compliance with these requirements.
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
The table below presents GSBE’s risk-based capital requirements.

	As of
	March	December
	2026	2025
CET1 capital ratio	10.4%	10.4%
Tier 1 capital ratio	12.4%	12.4%
Total capital ratio	15.0%	15.0%
The table below presents information about GSBE’s risk-based capital ratios.

	As of
	March	December
$ in millions	2026	2025
CET1 capital	$16,197	$16,405
Tier 1 capital	$16,197	$16,405
Tier 2 capital	$23	$23
Total capital	$16,220	$16,428
RWAs	$69,501	$70,521

CET1 capital ratio	23.3%	23.3%
Tier 1 capital ratio	23.3%	23.3%
Total capital ratio	23.3%	23.3%
In the table above, the risk-based capital ratios as of March 2026 included profits that are still subject to annual audit by GSBE’s external auditors and approval by GSBE’s shareholder (GS Bank USA) for inclusion in risk-based capital. These profits contributed 125 basis points to the CET1 capital ratio as of March 2026.

127	Goldman Sachs March 2026 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
The table below presents GSBE’s leverage ratio requirement and leverage ratio.

	As of
	March	December
	2026	2025
Leverage ratio requirement	3.2%	3.2%
Leverage ratio	7.6%	9.3%
In the table above, the leverage ratio as of March 2026 included profits that are still subject to annual audit by GSBE’s external auditors and approval by GSBE’s shareholder (GS Bank USA) for inclusion in risk-based capital. These profits contributed 41 basis points to the leverage ratio as of March 2026.
GSBE is subject to minimum reserve requirements at central banks in certain of the jurisdictions in which it operates. As of both March 2026 and December 2025, GSBE was in compliance with these requirements.
GSBE is a registered swap dealer with the CFTC and a registered security-based swap dealer with the SEC. As of both March 2026 and December 2025, GSBE was subject to and in compliance with applicable capital requirements for swap dealers and security-based swap dealers.
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
GS&Co. had regulatory net capital, as defined by Rule 15c3-1 of the SEC, of $20.46 billion as of March 2026 and $23.10 billion as of December 2025, which exceeded the greater of the minimum amounts required under Rule 15c3-1 of the SEC and Rules 1.17 and Part 23 Subpart E of the CFTC by $13.96 billion as of March 2026 and $16.93 billion as of December 2025. In addition to its alternative minimum net capital requirements, GS&Co. is also required to hold tentative net capital in excess of $5 billion and net capital in excess of $1 billion in accordance with Rule 15c3-1. GS&Co. is also required to notify the SEC in the event that its tentative net capital is less than $6 billion. As of both March 2026 and December 2025, GS&Co. had tentative net capital and net capital in excess of both the minimum and the notification requirements.
Non-U.S. Regulated Broker-Dealer Subsidiaries. Our principal non-U.S. regulated broker-dealer subsidiaries include GSI and GSJCL.
GSI, our U.K. broker-dealer, is regulated by the PRA and the FCA. GSI is subject to the U.K. capital framework, which is largely based on Basel III.
The table below presents GSI’s risk-based capital requirements.

	As of
	March	December
	2026	2025
CET1 capital ratio	9.0%	9.0%
Tier 1 capital ratio	11.0%	10.9%
Total capital ratio	13.6%	13.5%
The table below presents information about GSI’s risk-based capital ratios.

	As of
	March	December
$ in millions	2026	2025
CET1 capital	$35,042	$34,442
Tier 1 capital	$41,542	$39,942
Tier 2 capital	$8,650	$8,477
Total capital	$50,192	$48,419
RWAs	$294,064	$302,962

CET1 capital ratio	11.9%	11.4%
Tier 1 capital ratio	14.1%	13.2%
Total capital ratio	17.1%	16.0%
In the table above, the risk-based capital ratios as of March 2026 included GSI’s profits after foreseeable charges for the first quarter of 2026, which contributed 34 basis points to the CET1 capital ratio. These profits, net of any future dividends declared, will be included in risk-based capital after verification by GSI’s external auditors.
The table below presents GSI’s leverage ratio requirement and leverage ratio.

	As of
	March	December
	2026	2025
Leverage ratio requirement	3.5%	3.5%
Leverage ratio	4.2%	4.5%
In the table above, the leverage ratio as of March 2026 included GSI’s profits after foreseeable charges for the first quarter of 2026, which contributed 10 basis points to the leverage ratio. These profits, net of any future dividends declared, will be included in risk-based capital after verification by GSI’s external auditors.
GSI is a registered swap dealer with the CFTC and a registered security-based swap dealer with the SEC. As of both March 2026 and December 2025, GSI was subject to and in compliance with applicable capital requirements for swap dealers and security-based swap dealers.

Goldman Sachs March 2026 Form 10-Q	128

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
GSJCL, our Japanese broker-dealer, is regulated by Japan’s Financial Services Agency. GSJCL and certain other non-U.S. subsidiaries are also subject to capital requirements promulgated by authorities of the countries in which they operate. As of both March 2026 and December 2025, these subsidiaries were in compliance with their local capital requirements.

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
See “Business — Regulation” in Part I, Item 1 of the 2025 Form 10-K for further information about the laws, rules and regulations and proposed laws, rules and regulations that apply to us and our operations.
Basel III and G-SIB Surcharge Reforms. In March 2026, the U.S. bank regulatory agencies issued new Basel III and G-SIB surcharge notices of proposed rulemaking. The new Basel III proposal includes removal of the Standardized and Advanced capital requirements and replaces these requirements with a single risk-based approach (the Expanded Risk-Based Approach), thereby eliminating the use of internal models to calculate RWAs for credit and operational risk. The proposal replaces the existing market risk framework with the new Fundamental Review of the Trading Book framework, improves risk sensitivity in the calculation of credit risk, and introduces a new calculation for CVA risk and a standardized method to calculate operational risk. The G-SIB surcharge proposal recalibrates coefficients used in the calculation of the Method 2 surcharge and proposes annual adjustments to those coefficients based on nominal GDP growth. It also proposes using averages over the prior four quarters, rather than a point in time calculation. We are currently evaluating the impact of the proposed rules, but expect that these rules, if both adopted as proposed, would not materially change our regulatory capital requirements.

Other Matters
Conflict in the Middle East. The Iranian conflict that began in February 2026 has had significant implications for the global economy, including a disruption in the supply of oil and sharply higher oil prices, more volatile equity prices, greater uncertainty regarding the direction of interest rates and heightened risk of recession. The future course of the conflict remains uncertain, and continued conflict or further escalation could lead to a continued increase in oil prices and a surge in inflation, a global recession, stagflation, and more heightened volatility across financial markets. If the adverse economic consequences from the conflict were to persist or worsen, our results of operations could be negatively impacted.
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

Off-Balance Sheet Arrangement	Disclosure in Form 10-Q
Variable interests in nonconsolidated variable interest entities	See Note 17 to the consolidated financial statements.
Guarantees, and lending and other commitments	See Note 18 to the consolidated financial statements.
Derivatives	See Note 7 to the consolidated financial statements.

129	Goldman Sachs March 2026 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
Risk Management
Risks are inherent in our businesses and include liquidity, market, credit, operational, cybersecurity, model, legal, compliance, conduct, regulatory and reputational risks. For further information about our risk management processes, see “Overview and Structure of Risk Management,” and for information about our areas of risk, see “Liquidity Risk Management,” “Market Risk Management,” “Credit Risk Management,” “Operational Risk Management,” “Cybersecurity Risk Management,” “Model Risk Management” and “Other Risk Management,” as well as “Risk Factors” in Part I, Item 1A of the 2025 Form 10-K.
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
The Board, including through its committees, receives regular briefings on firmwide risks, including liquidity risk, market risk, credit risk, operational risk, model risk and climate risk, from our chief risk officer, on cybersecurity threats and risks from our chief information security officer (CISO), on compliance risk and conduct risk from our chief compliance officer, and on legal and regulatory enforcement matters and other matters impacting our reputation from our chief legal officer, as well as other members of senior management.
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

Goldman Sachs March 2026 Form 10-Q	130

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
•Risk Appetite, Limits, Thresholds and Alerts. We apply risk limits, thresholds and alerts to control and monitor risk across transactions, products, businesses and markets. The Board, directly or indirectly through its Risk Committee, approves limits, thresholds and alerts included in our risk appetite statement at firmwide, business and product levels. In addition, the Firmwide Risk Appetite Committee, through delegated authority from the Firmwide Enterprise Risk Committee, is responsible for approving and monitoring our risk limits, thresholds and alerts, subject to the overall limits directly or indirectly approved by the Board.
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

131	Goldman Sachs March 2026 Form 10-Q

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

Goldman Sachs March 2026 Form 10-Q	132

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

Firmwide Enterprise Risk Committee. The Firmwide Enterprise Risk Committee is responsible for overseeing all of our financial and nonfinancial risks. As part of such oversight, the committee is responsible for the ongoing review, approval and monitoring of our enterprise risk management framework, as well as our risk limits, and thresholds and alerts policy, through delegated authority to the Firmwide Risk Appetite Committee. The Firmwide Enterprise Risk Committee also reviews new significant strategic business initiatives to determine whether they are consistent with our risk appetite and risk management capabilities and assesses reputational risks arising from new and ongoing business opportunities. Additionally, the Firmwide Enterprise Risk Committee performs enhanced reviews of significant risk events, the top residual and emerging risks, and the overall risk and control environment in each of our business units in order to propose uplifts, identify elements that are common to all business units and analyze the consolidated residual risks that we face. This committee, which reports to the Management Committee, is co-chaired by our president and chief operating officer and our chief risk officer, who are appointed as chairs by our chief executive officer, and the vice-chair is our chief financial officer, who is appointed as vice-chair by the chairs of the Firmwide Enterprise Risk Committee. The following are the primary committees that report to the Firmwide Enterprise Risk Committee:
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

133	Goldman Sachs March 2026 Form 10-Q

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

Goldman Sachs March 2026 Form 10-Q	134

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

135	Goldman Sachs March 2026 Form 10-Q

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
Group Inc. has provided substantial amounts of equity and subordinated indebtedness, directly or indirectly, to its regulated subsidiaries. For example, as of March 2026, Group Inc. had $40.76 billion of equity and subordinated indebtedness invested in GS&Co., its principal U.S. registered broker-dealer; $52.01 billion invested in GSI, a regulated U.K. broker-dealer; $2.32 billion invested in GSJCL, a regulated Japanese broker-dealer; $63.83 billion invested in GS Bank USA, a regulated New York State-chartered bank; and $5.95 billion invested in GSIB, a regulated U.K. bank. Group Inc. also provides financing, directly or indirectly, in the form of: $178.34 billion of unsubordinated loans (including secured loans of $56.04 billion) and $35.15 billion of collateral and cash deposits to these entities as of March 2026. In addition, as of March 2026, Group Inc. had significant amounts of capital invested in and loans to its other regulated subsidiaries.

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

Goldman Sachs March 2026 Form 10-Q	136

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
GCLA and Unencumbered Metrics
GCLA. Based on the results of our internal liquidity risk models, described above, as well as our consideration of other factors, including, but not limited to, a qualitative assessment of our condition, as well as the financial markets, we believe our liquidity position as of both March 2026 and December 2025 was appropriate. We strictly limit our GCLA to a narrowly defined list of securities and cash because they are highly liquid, even in a difficult funding environment. We do not include other potential sources of excess liquidity in our GCLA, such as less liquid unencumbered securities or committed credit facilities.

137	Goldman Sachs March 2026 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
The table below presents information about our GCLA.

	Average for the Three Months Ended
	March	December
$ in millions	2026	2025
Denomination
U.S. dollar	$369,371	$358,587
Non-U.S. dollar	124,822	120,812
Total	$494,193	$479,399

Asset Class
Overnight cash deposits	$137,333	$141,601
U.S. government obligations	246,817	224,697
U.S. agency obligations	33,031	38,791
Non-U.S. government obligations	77,012	74,310
Total	$494,193	$479,399

Entity Type
Group Inc. and Funding IHC	$77,691	$74,248
Major broker-dealer subsidiaries	137,417	134,699
Major bank subsidiaries	279,085	270,452
Total	$494,193	$479,399
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

Other Unencumbered Assets. In addition to our GCLA, we have a significant amount of other unencumbered cash and financial instruments, including other government obligations, high-grade money market securities, corporate obligations, marginable equities, loans and cash deposits not included in our GCLA. The fair value of our unencumbered assets averaged $359.73 billion for the three months ended March 2026 and $343.36 billion for the three months ended December 2025. We do not consider these assets liquid enough to be eligible for our GCLA.
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
The table below presents information about our average daily LCR.

	Average for the Three Months Ended
	March	December
$ in millions	2026	2025
Total HQLA	$482,450	$463,977
Eligible HQLA	$406,871	$396,788
Net cash outflows	$331,364	$322,793
LCR	123%	123%
In the table above, our average quarterly LCR represents the average of our daily LCRs during the quarter.

Goldman Sachs March 2026 Form 10-Q	138

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
The table below presents information about our average daily NSFR.

	Average for the Three Months Ended
	March	December
$ in millions	2026	2025
Total ASF	$842,245	$786,243
Total RSF	$733,885	$678,424
NSFR	115%	116%
In the table above, our average quarterly NSFR represents the average of our daily NSFRs during the quarter.
GS Bank USA, GSI, GSIB and GSBE are also subject to minimum LCR and NSFR requirements as set by their respective regulators. As of March 2026, both the LCR and NSFR for each of these subsidiaries exceeded the minimum requirements.
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
Credit Ratings
We rely on the short- and long-term debt capital markets to fund a significant portion of our day-to-day operations, and the cost and availability of debt financing is influenced by our credit ratings. Credit ratings are also important when we are competing in certain markets, such as OTC derivatives, and when we seek to engage in longer-term transactions. See “Risk Factors” in Part I, Item 1A of the 2025 Form 10-K for information about the risks associated with a reduction in our credit ratings.

The table below presents the unsecured credit ratings and outlook of Group Inc.

As of March 2026
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
•The DBRS, Fitch, Moody’s and S&P ratings for preferred stock include the APEX issued by Goldman Sachs Capital II and Goldman Sachs Capital III.
The table below presents the unsecured credit ratings and outlook of GS Bank USA, GSIB, GSBE, GS&Co. and GSI.

As of March 2026
	Fitch	Moody’s	S&P
GS Bank USA
Short-term debt	F1	P-1	A-1
Long-term debt	A+	A1	A+
Short-term bank deposits	F1+	P-1	N/A
Long-term bank deposits	AA-	A1	N/A
Ratings outlook	Stable	Stable	Stable
GSIB
Short-term debt	F1	P-1	A-1
Long-term debt	A+	A1	A+
Short-term bank deposits	F1	P-1	N/A
Long-term bank deposits	A+	A1	N/A
Ratings outlook	Stable	Stable	Stable
GSBE
Short-term debt	F1	P-1	A-1
Long-term debt	A+	A1	A+
Short-term bank deposits	N/A	P-1	N/A
Long-term bank deposits	N/A	A1	N/A
Ratings outlook	Stable	Stable	Stable
GS&Co.
Short-term debt	F1	N/A	A-1
Long-term debt	A+	A1	A+
Ratings outlook	Stable	Stable	Stable
GSI
Short-term debt	F1	P-1	A-1
Long-term debt	A+	A1	A+
Ratings outlook	Stable	Stable	Stable

139	Goldman Sachs March 2026 Form 10-Q

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

Three Months Ended March 2026. Our cash and cash equivalents increased by $15.27 billion to $179.53 billion at the end of the first quarter of 2026, primarily due to net cash provided by financing activities, partially offset by net cash used for investing and operating activities. The net cash provided by financing activities primarily reflected cash inflows from deposits (reflecting increases across all sources, primarily in consumer deposit, other deposit and transaction banking deposit balances) and net issuances of unsecured borrowings. The net cash used for investing activities primarily reflected net purchases of U.S. government obligations accounted for as available-for-sale securities and an increase in net lending activities (reflecting increases in corporate loans and other collateralized loans). The net cash used for operating activities reflected cash outflows from trading assets, partially offset by cash inflows from trading liabilities and customer and other receivables and payables, net (reflecting an increase in customer and other payables, partially offset by an increase in customer and other receivables).
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

Goldman Sachs March 2026 Form 10-Q	140

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
Risk Measures
We produce risk measures and monitor them against established market risk limits. These measures reflect an extensive range of scenarios and the results are aggregated at firmwide, business and product levels.
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

141	Goldman Sachs March 2026 Form 10-Q

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

Goldman Sachs March 2026 Form 10-Q	142

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

143	Goldman Sachs March 2026 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
The table below presents our average daily VaR.

	Three Months Ended
	March	December	March
$ in millions	2026	2025	2025
Categories
Interest rates	$85	$60	$70
Equity prices	55	48	42
Currency rates	15	17	36
Commodity prices	31	18	15
Diversification effect	(74)	(63)	(72)
Total	$112	$80	$91
Our average daily VaR increased to $112 million for the three months ended March 2026 from $80 million for the three months ended December 2025, due to increased exposures and higher levels of volatility. The total increase was primarily driven by increases in the interest rates, commodity prices and equity prices categories, partially offset by an increase in the diversification effect.
Our average daily VaR increased to $112 million for the three months ended March 2026 from $91 million for the three months ended March 2025, primarily due to increased exposures. The total increase was primarily driven by increases in the commodity prices, interest rates and equity prices categories, partially offset by a decrease in the currency rates category.
The table below presents our period-end VaR.

	As of
	March	December	March
$ in millions	2026	2025	2025
Categories
Interest rates	$104	$59	$65
Equity prices	57	45	40
Currency rates	17	17	21
Commodity prices	49	18	17
Diversification effect	(90)	(60)	(59)
Total	$137	$79	$84
Our period-end VaR increased to $137 million as of March 2026 from $79 million as of December 2025, primarily due to higher levels of volatility. The total increase was driven by increases in the interest rates, commodity prices and equity prices categories, partially offset by an increase in the diversification effect.
Our period-end VaR increased to $137 million as of March 2026 from $84 million as of March 2025, due to higher levels of volatility and increased exposures. The total increase was primarily driven by increases in the interest rates, commodity prices and equity prices categories, partially offset by an increase in the diversification effect.
During the three months ended March 2026, the firmwide VaR risk limit was exceeded on one occasion and there were no permanent changes to the firmwide VaR risk limit. The firmwide VaR risk limit was temporarily raised on two occasions primarily due to higher levels of volatility, generally resulting from broad macroeconomic and geopolitical concerns. During 2025, the firmwide VaR risk limit was not exceeded, raised or reduced, and there were no permanent or temporary changes to the firmwide VaR risk limit.
The table below presents our high and low VaR.

	Three Months Ended
	March 2026		December 2025		March 2025
$ in millions	High	Low	High	Low	High	Low
Categories
Interest rates	$163	$58	$66	$54	$92	$61
Equity prices	$68	$45	$59	$38	$58	$36
Currency rates	$25	$9	$24	$11	$55	$20
Commodity prices	$64	$18	$23	$15	$20	$11
Firmwide
VaR	$176	$79	$93	$69	$108	$81
The chart below presents our daily VaR for the three months ended March 2026.

180
150
120
90
60
30
0
Daily VaR
(in millions)
First Quarter
2026

The table below presents, by number of business days, the frequency distribution of our daily net revenues for positions included in VaR.

	Three Months Ended March
$ in millions	2026	2025
>$100	34	31
$75 – $100	7	8
$50 – $75	8	7
$25 – $50	3	7
$0 – $25	3	4
$(25) – $0	1	3
$(50) – $(25)	–	1
$(75) – $(50)	2	–
$(100) – $(75)	2	–
<$(100)	1	–
Total	61	61
Daily net revenues for positions included in VaR are compared with VaR calculated as of the end of the prior business day. Net losses incurred on a single day for such positions exceeded our 95% one-day VaR (i.e., a VaR exception) on one occasion during the three months ended March 2026. There were no VaR exceptions during the three months ended March 2025.

Goldman Sachs March 2026 Form 10-Q	144

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

	As of
	March	December	March
$ in millions	2026	2025	2025
Equity	$1,736	$1,886	$1,572
Debt	3,336	3,798	1,802
Total	$5,072	$5,684	$3,374
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
•Debt positions include mezzanine and senior debt, and corporate and real estate loans, substantially all of which are included within Asset & Wealth Management. Debt positions also included $19.1 billion as of March 2026 and $19.7 billion as of December 2025 of the Apple Card loan portfolio within Platform Solutions that were classified as held for sale.
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
Credit and Funding Spread Sensitivity on Derivatives and Financial Liabilities. VaR excludes the impact of changes in counterparty credit spreads, our own credit spreads and unsecured funding spreads on derivatives, as well as changes in our own credit spreads (debt valuation adjustment) on financial liabilities for which the fair value option was elected. The estimated sensitivity to a one basis point increase in credit spreads (counterparty and our own) and unsecured funding spreads on derivatives (including hedges) was a loss of $3 million as of March 2026 and $1 million as of December 2025. In addition, the estimated sensitivity to a one basis point increase in our own credit spreads on financial liabilities for which the fair value option was elected was a gain of $62 million as of March 2026 and $53 million as of December 2025. However, the actual net impact of a change in our own credit spreads is also affected by the liquidity, duration and convexity (as the sensitivity is not linear to changes in yields) of those financial liabilities for which the fair value option was elected, as well as the relative performance of any hedges undertaken.
Earnings-at-Risk. The table below presents the impact of a parallel shift in rates on our net revenues and preferred stock dividends over the next 12 months relative to the baseline scenario.

	As of
	March	December	March
$ in millions	2026	2025	2025
+100 basis points parallel shift in rates	$21	$154	$94
-100 basis points parallel shift in rates	$(234)	$(273)	$(232)
+200 basis points parallel shift in rates	$40	$215	$122
-200 basis points parallel shift in rates	$(489)	$(485)	$(437)
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

145	Goldman Sachs March 2026 Form 10-Q

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
Our risk assessment process may also include, where applicable, reviewing certain key metrics, including, but not limited to, delinquency status, collateral value, Fair Isaac Corporation (FICO) credit scores and other risk factors.

Goldman Sachs March 2026 Form 10-Q	146

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

147	Goldman Sachs March 2026 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
Credit Exposures
As of March 2026, our aggregate credit exposure increased compared with December 2025, primarily reflecting increases in loans and lending commitments and cash deposits with central banks. The percentage of our credit exposures arising from non-investment-grade counterparties (based on our internally determined public rating agency equivalents) was essentially unchanged compared with December 2025. Our credit exposures are described further below.
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

	As of
	March	December
$ in millions	2026	2025
Cash and Cash Equivalents	$163,774	$149,456

Industry
Financial Institutions	12%	11%
Sovereign	88%	89%
Total	100%	100%

Region
Americas	67%	65%
EMEA	21%	21%
Asia	12%	14%
Total	100%	100%

Credit Quality (Credit Rating Equivalent)
AAA	77%	77%
AA	7%	5%
A	15%	16%
BBB	1%	1%
BB or lower	–	1%
Total	100%	100%
The table above excludes cash segregated for regulatory and other purposes of $15.76 billion as of March 2026 and $14.80 billion as of December 2025.

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

Goldman Sachs March 2026 Form 10-Q	148

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
The table below presents our net credit exposure from OTC derivatives and the concentration by industry and region.

	As of
	March	December
$ in millions	2026	2025
Gross fair value	$345,661	$294,817
Netting	(311,136)	(269,833)
Net credit exposure	$34,525	$24,984
Industry
Consumer & Retail	3%	5%
Diversified Industrials	5%	8%
Financial Institutions	19%	21%
Funds	30%	24%
Healthcare	2%	3%
Municipalities & Nonprofit	3%	4%
Natural Resources & Utilities	22%	16%
Sovereign	6%	5%
Technology, Media & Telecommunications	7%	10%
Other (including Special Purpose Vehicles)	3%	4%
Total	100%	100%
Region
Americas	42%	44%
EMEA	47%	46%
Asia	11%	10%
Total	100%	100%
Our credit exposure (before any potential recoveries) to OTC derivative counterparties that defaulted during the three months ended March 2026 remained low, representing less than 2% of our total credit exposure from OTC derivatives.
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

The tables below present the distribution of our OTC derivative assets by tenor and internally determined public rating agency equivalents.

$ in millions	Investment- Grade	Non-Investment- Grade / Unrated	Total
As of March 2026
Less than 1 year	$79,864	$19,041	$98,905
1 – 5 years	73,680	21,017	94,697
Greater than 5 years	142,437	9,622	152,059
Gross fair value	295,981	49,680	345,661
Netting	(273,099)	(38,037)	(311,136)
Net credit exposure	$22,882	$11,643	$34,525
As of December 2025
Less than 1 year	$59,208	$12,431	$71,639
1 – 5 years	65,530	16,536	82,066
Greater than 5 years	133,259	7,853	141,112
Gross fair value	257,997	36,820	294,817
Netting	(243,019)	(26,814)	(269,833)
Net credit exposure	$14,978	$10,006	$24,984

	Investment-Grade
$ in millions	AAA	AA	A	BBB	Total
As of March 2026
Less than 1 year	$2,320	$20,611	$40,313	$16,620	$79,864
1 – 5 years	1,176	18,226	36,751	17,527	73,680
Greater than 5 years	7,986	37,732	63,351	33,368	142,437
Gross fair value	11,482	76,569	140,415	67,515	295,981
Netting	(7,996)	(73,748)	(133,100)	(58,255)	(273,099)
Net credit exposure	$3,486	$2,821	$7,315	$9,260	$22,882
As of December 2025
Less than 1 year	$1,068	$10,157	$35,745	$12,238	$59,208
1 – 5 years	1,197	12,835	35,505	15,993	65,530
Greater than 5 years	7,623	28,728	66,808	30,100	133,259
Gross fair value	9,888	51,720	138,058	58,331	257,997
Netting	(6,797)	(50,689)	(133,141)	(52,392)	(243,019)
Net credit exposure	$3,091	$1,031	$4,917	$5,939	$14,978
			Non-Investment-Grade / Unrated
$ in millions			≤ BB	Unrated	Total
As of March 2026
Less than 1 year			$18,897	$144	$19,041
1 – 5 years			20,931	86	21,017
Greater than 5 years			9,564	58	9,622
Gross fair value			49,392	288	49,680
Netting			(37,912)	(125)	(38,037)
Net credit exposure			$11,480	$163	$11,643
As of December 2025
Less than 1 year			$12,049	$382	$12,431
1 – 5 years			16,440	96	16,536
Greater than 5 years			7,789	64	7,853
Gross fair value			36,278	542	36,820
Netting			(26,691)	(123)	(26,814)
Net credit exposure			$9,587	$419	$10,006
In the tables above:
•Tenor is based on remaining contractual maturity for OTC derivative assets.
•Netting includes counterparty netting and collateral that we consider when determining credit risk (including collateral that is not eligible for netting under U.S. GAAP).

149	Goldman Sachs March 2026 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
Lending Activities. We manage our lending activities using the credit risk process, measures, limits and risk mitigants described above. Other lending positions, including secondary trading positions, are risk-managed as a component of market risk.
The table below presents our loans and lending commitments.

$ in millions	Loans	Lending Commitments	Total
As of March 2026
Corporate	$38,156	$214,938	$253,094
Commercial real estate	38,779	12,376	51,155
Residential real estate	32,885	3,825	36,710
Securities-based	18,592	896	19,488
Other collateralized	104,592	62,106	166,698
Credit cards	19,055	73,380	92,435
Other	3,135	1,269	4,404
Total	$255,194	$368,790	$623,984
Allowance for loan losses	$(2,345)	$(792)	$(3,137)
As of December 2025
Corporate	$30,676	$188,698	$219,374
Commercial real estate	37,409	7,185	44,594
Residential real estate	31,957	3,171	35,128
Securities-based	18,079	784	18,863
Other collateralized	98,999	51,336	150,335
Credit cards	19,742	70,823	90,565
Other	3,020	1,180	4,200
Total	$239,882	$323,177	$563,059
Allowance for loan losses	$(2,148)	$(731)	$(2,879)
In the table above, lending commitments excluded $6.52 billion as of March 2026 and $6.27 billion as of December 2025 related to issued letters of credit which are classified as guarantees in our consolidated financial statements. See Note 18 to the consolidated financial statements for further information about guarantees.
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

$ in millions	Loans	Lending Commitments	Total
As of March 2026
Corporate	$38,156	$214,938	$253,094

Industry
Consumer & Retail	9%	18%	17%
Diversified Industrials	17%	23%	22%
Financial Institutions	8%	8%	8%
Funds	4%	3%	3%
Healthcare	5%	10%	9%
Natural Resources & Utilities	8%	15%	14%
Real Estate	13%	5%	6%
Technology, Media & Telecommunications	33%	17%	20%
Other (including Special Purpose Vehicles)	3%	1%	1%
Total	100%	100%	100%

Region
Americas	69%	72%	72%
EMEA	22%	21%	21%
Asia	9%	7%	7%
Total	100%	100%	100%

Credit Quality (Credit Rating Equivalent)
AAA	–	1%	1%
AA	2%	4%	4%
A	6%	15%	13%
BBB	22%	46%	42%
BB or lower	70%	34%	40%
Total	100%	100%	100%

As of December 2025
Corporate	$30,676	$188,698	$219,374

Industry
Consumer & Retail	10%	13%	12%
Diversified Industrials	18%	19%	19%
Financial Institutions	8%	8%	9%
Funds	5%	3%	3%
Healthcare	7%	10%	9%
Natural Resources & Utilities	7%	19%	18%
Real Estate	16%	5%	6%
Technology, Media & Telecommunications	26%	22%	23%
Other (including Special Purpose Vehicles)	3%	1%	1%
Total	100%	100%	100%

Region
Americas	66%	77%	75%
EMEA	25%	22%	22%
Asia	9%	1%	3%
Total	100%	100%	100%

Credit Quality (Credit Rating Equivalent)
AAA	–	1%	1%
AA	1%	4%	4%
A	7%	15%	14%
BBB	22%	44%	41%
BB or lower	70%	36%	40%
Total	100%	100%	100%

Goldman Sachs March 2026 Form 10-Q	150

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

$ in millions	Loans	Lending Commitments	Total
As of March 2026
Commercial Real Estate	$38,779	$12,376	$51,155

Region
Americas	78%	83%	79%
EMEA	18%	12%	17%
Asia	4%	5%	4%
Total	100%	100%	100%

Credit Quality (Credit Rating Equivalent)
Investment-grade	71%	45%	64%
Non-investment-grade	29%	54%	35%
Unrated	–	1%	1%
Total	100%	100%	100%

As of December 2025
Commercial Real Estate	$37,409	$7,185	$44,594

Region
Americas	76%	75%	76%
EMEA	20%	17%	19%
Asia	4%	8%	5%
Total	100%	100%	100%

Credit Quality (Credit Rating Equivalent)
Investment-grade	68%	62%	67%
Non-investment-grade	32%	38%	33%
Total	100%	100%	100%
In the table above, the concentration of loans and lending commitments by asset class as of March 2026 was 48% for warehouse and other indirect, 15% for multifamily, 6% for industrials, 5% for hospitality, 5% for office, 2% for mixed use and 19% for other asset classes. The concentration of loans and lending commitments by asset class as of December 2025 was 51% for warehouse and other indirect, 13% for multifamily, 7% for industrials, 7% for hospitality, 4% for office, 1% for mixed use and 17% for other asset classes.
In addition, we also have credit exposure to commercial real estate loans held for securitization of $441 million as of March 2026 and $590 million as of December 2025. Such loans are included in trading assets in our consolidated balance sheets.

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

$ in millions	Loans	Lending Commitments	Total
As of March 2026
Residential Real Estate	$32,885	$3,825	$36,710

Region
Americas	92%	76%	91%
EMEA	6%	24%	8%
Asia	2%	–	1%
Total	100%	100%	100%

Credit Quality (Credit Rating Equivalent)
Investment-grade	49%	36%	48%
Non-investment-grade	9%	24%	11%
Other metrics	42%	40%	41%
Total	100%	100%	100%

As of December 2025
Residential Real Estate	$31,957	$3,171	$35,128

Region
Americas	92%	69%	90%
EMEA	7%	31%	9%
Asia	1%	–	1%
Total	100%	100%	100%

Credit Quality (Credit Rating Equivalent)
Investment-grade	51%	34%	49%
Non-investment-grade	7%	33%	10%
Other metrics	42%	33%	41%
Total	100%	100%	100%

151	Goldman Sachs March 2026 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
In the table above:
•Credit exposure included loans and lending commitments of $19.16 billion as of March 2026 and $18.40 billion as of December 2025 which are extended to clients who warehouse assets that are directly or indirectly secured by residential real estate.
•Substantially all residential real estate loans included in the other metrics category consists of loans extended to wealth management clients. As of both March 2026 and December 2025, substantially all such loans had a loan-to-value ratio of less than 80% and were performing in accordance with the contractual terms. Additionally, as of both March 2026 and December 2025, the vast majority of such loans had a FICO credit score of greater than 740.
In addition, we also have credit exposure to residential real estate loans held for securitization of $9.28 billion as of March 2026 and $11.62 billion as of December 2025. Such loans are included in trading assets in our consolidated balance sheets.

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
Beginning in the first quarter of 2026, we began to assess the credit quality of all securities-based loans extended to Goldman Sachs Private Bank Select clients using an internal credit rating, as we believe that this metric better reflects the credit quality of such loans. See Note 9 to the consolidated financial statements for further information.
The table below presents our credit exposure from securities-based loans and lending commitments, and the concentration by region, internally determined public rating agency equivalents and other credit metrics.

$ in millions	Loans	Lending Commitments	Total
As of March 2026
Securities-based	$18,592	$896	$19,488

Region
Americas	80%	96%	81%
EMEA	20%	4%	19%
Total	100%	100%	100%

Credit Quality (Credit Rating Equivalent)
Investment-grade	95%	100%	96%
Non-investment-grade	5%	–	4%
Total	100%	100%	100%

As of December 2025
Securities-based	$18,079	$784	$18,863

Region
Americas	78%	100%	79%
EMEA	22%	–	21%
Total	100%	100%	100%

Credit Quality (Credit Rating Equivalent)
Investment-grade	73%	17%	70%
Non-investment-grade	2%	–	2%
Other metrics	25%	83%	28%
Total	100%	100%	100%
In the table above, the vast majority of securities-based loans included in the other metrics category as of December 2025 had a loan-to-value ratio of less than 80% and were performing in accordance with the contractual terms.

Goldman Sachs March 2026 Form 10-Q	152

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

$ in millions	Loans	Lending Commitments	Total
As of March 2026
Other Collateralized	$104,592	$62,106	$166,698

Region
Americas	81%	81%	81%
EMEA	18%	17%	17%
Asia	1%	2%	2%
Total	100%	100%	100%

Credit Quality (Credit Rating Equivalent)
Investment-grade	86%	83%	84%
Non-investment-grade	14%	16%	15%
Unrated	–	1%	1%
Total	100%	100%	100%

As of December 2025
Other Collateralized	$98,999	$51,336	$150,335

Region
Americas	80%	84%	81%
EMEA	18%	15%	17%
Asia	2%	1%	2%
Total	100%	100%	100%

Credit Quality (Credit Rating Equivalent)
Investment-grade	85%	81%	84%
Non-investment-grade	14%	19%	16%
Other metrics	1%	–	–
Total	100%	100%	100%
In the table above, credit exposure included loans and lending commitments extended to clients who warehouse assets of $38.13 billion as of March 2026 and $34.28 billion as of December 2025.

Credit Card Loans. We provide credit card loans (pursuant to revolving lines of credit) to consumers in the Americas. The unused credit card lines are cancellable by us and therefore do not result in credit exposure. During 2025, we transferred the Apple Card loan portfolio to held for sale. See Note 9 to the consolidated financial statements for further information.
Other. Other primarily includes unsecured loans and lending commitments extended to wealth management clients and unsecured consumer loans purchased by us.
The table below presents our credit exposure from other loans and lending commitments, and the concentration by region, internally determined public rating agency equivalents and other credit metrics.

$ in millions	Loans	Lending Commitments	Total
As of March 2026
Other	$3,135	$1,269	$4,404
Region
Americas	97%	100%	98%
EMEA	3%	–	2%
Total	100%	100%	100%
Credit Quality (Credit Rating Equivalent)
Investment-grade	85%	89%	86%
Non-investment-grade	13%	11%	13%
Other metrics	2%	–	1%
Total	100%	100%	100%
As of December 2025
Other	$3,020	$1,180	$4,200
Region
Americas	97%	99%	98%
EMEA	3%	1%	2%
Total	100%	100%	100%
Credit Quality (Credit Rating Equivalent)
Investment-grade	90%	80%	87%
Non-investment-grade	8%	12%	9%
Other metrics	2%	–	2%
Unrated	–	8%	2%
Total	100%	100%	100%
In the table above, other metrics primarily includes consumer and credit card loans purchased by us. Our risk assessment process for such loans includes reviewing certain key metrics, such as expected cash flows, delinquency status and other risk factors.
In addition, we also have credit exposure to other loans held for securitization of $2.82 billion as of March 2026 and $2.14 billion as of December 2025. Such loans are included in trading assets in our consolidated balance sheets.
Credit Hedges. We seek to mitigate the credit risk associated with our lending activities by obtaining credit protection on certain loans and lending commitments through credit default swaps, both single-name and index-based contracts, and through the issuance of credit-linked notes.

153	Goldman Sachs March 2026 Form 10-Q

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

	As of
	March	December
$ in millions	2026	2025
Securities Financing Transactions	$48,136	$47,387

Industry
Financial Institutions	48%	43%
Funds	26%	22%
Municipalities & Nonprofit	10%	9%
Sovereign	16%	26%
Total	100%	100%

Region
Americas	42%	47%
EMEA	39%	33%
Asia	19%	20%
Total	100%	100%

Credit Quality (Credit Rating Equivalent)
AAA	7%	13%
AA	30%	30%
A	48%	42%
BBB	10%	8%
BB or lower	5%	7%
Total	100%	100%
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

	As of
	March	December
$ in millions	2026	2025
Other Credit Exposures	$48,850	$42,532

Industry
Financial Institutions	85%	85%
Funds	4%	3%
Other (including Special Purpose Vehicles)	11%	12%
Total	100%	100%

Region
Americas	44%	45%
EMEA	38%	40%
Asia	18%	15%
Total	100%	100%

Credit Quality (Credit Rating Equivalent)
AAA	3%	6%
AA	48%	46%
A	26%	25%
BBB	10%	11%
BB or lower	12%	11%
Unrated	1%	1%
Total	100%	100%
The table above reflects collateral that we consider when determining credit risk.

Goldman Sachs March 2026 Form 10-Q	154

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
Country Exposures. The war between Russia and Ukraine, the hostilities in Lebanon, and the economic and political uncertainty in Venezuela have led to concerns about the financial stability of these countries. Our credit exposure to counterparties or borrowers and our market exposure to issuers relating to each of these countries was not material as of March 2026.
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

155	Goldman Sachs March 2026 Form 10-Q

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
Third-Party Risk. Third-party risk, including vendor risk, is the risk of an adverse impact due to reliance on third parties performing services or activities on our behalf. These risks may include legal, regulatory, information security, cybersecurity, reputational, operational or other risks inherent in engaging a third party. We identify, manage and report key third-party risks and conduct due diligence across multiple risk domains, including information security and cybersecurity, resilience and additional supply chain dependencies. We evaluate whether vendors design, implement, and maintain information security controls consistent with our security policies and standards. Vendors that access and process our information on their infrastructure external to our network are required to undergo an initial risk assessment, resulting in the assignment of a vendor inherent risk rating that is determined based on a number of factors, including the type of data stored and processed by a particular vendor. Subsequently, we conduct re-certifications at a depth and frequency that is commensurate with each vendor’s inherent risk rating as a component of our risk-based approach to vendor oversight. Vendors are required to agree to standard contractual provisions before receiving sensitive information from us. These provisions have specific information security control requirements, which apply to vendors that store, access, transmit or otherwise process sensitive information on our behalf. The Third-Party Risk Program monitors, reviews and reassesses third-party risks on an ongoing basis. See “Risk Factors” in Part I, Item 1A of the 2025 Form 10-K for further information about third-party risk.
Business Resilience Risk. Business resilience risk is the risk of disruption to our critical processes. We monitor threats and assess risks and seek to ensure our state of readiness in the event of a significant operational disruption to the normal operations of our critical functions or their dependencies, such as critical facilities, systems, third parties, data and/or personnel. Our resilience framework defines the fundamental principles for business continuity planning (BCP) and crisis management to ensure that critical functions can continue to operate in the event of a disruption. We seek to maintain a business continuity program that is comprehensive, consistent on a firmwide basis, and up-to-date, incorporating new information, including resilience capabilities. Our resilience assurance program encompasses testing of response and recovery strategies on a regular basis with the objective of minimizing and preventing significant operational disruptions. See “Business — Business Continuity and Information Security” in Part I, Item 1 of the 2025 Form 10-K for further information about business continuity.

Goldman Sachs March 2026 Form 10-Q	156

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
Cybersecurity Risk Management
Overview
Cybersecurity risk is the risk of compromising the confidentiality, integrity or availability of our data and systems, leading to an adverse impact on us, our reputation, our clients and/or the broader financial system. We seek to minimize the occurrence and impact of unauthorized access, disruption or use of information and/or information systems. We deploy and operate preventive and detective controls and processes to mitigate emerging and evolving information security and cybersecurity threats, including monitoring our network for known vulnerabilities and signs of unauthorized attempts to access our data and systems. There is increased information risk through diversification of our data across external service providers, including use of a variety of cloud-provided or -hosted services and applications. In addition, new AI technologies may increase the frequency and severity of cybersecurity attacks. See “Risk Factors” in Part I, Item 1A of the 2025 Form 10-K for further information about information and cybersecurity risk.
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

157	Goldman Sachs March 2026 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
During the three months ended March 2026, we did not identify any cybersecurity threats that have materially affected or are reasonably likely to materially affect our business strategy, results of operations or financial condition. Technology Risk monitors cybersecurity threats and risks from information security and cybersecurity matters on an ongoing basis, and allocates resources and directs operations in a manner designed to mitigate those risks. For example, in response to the proliferation of AI-enabled fraud and ransomware attacks that continue to be reported globally, we have emphasized phishing and cybersecurity training for our employees and allocated additional resources for business continuity. However, despite these efforts, we cannot eliminate all cybersecurity risks or provide assurances that we have not had occurrences of undetected cybersecurity incidents.
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

Goldman Sachs March 2026 Form 10-Q	158

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

159	Goldman Sachs March 2026 Form 10-Q

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
See “Business — Sustainability” in Part I, Item 1 and “Risk Factors” in Part I, Item 1A of the 2025 Form 10-K for information about our sustainability initiatives, including in relation to climate transition.

Goldman Sachs March 2026 Form 10-Q	160

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
In evaluating business opportunities, reputational risk is a significant component we consider. We evaluate the ethics, suitability and transparency of transactions undertaken by us. Our employees are responsible for considering the reputational impacts that our business activities may have.
We have implemented a comprehensive program designed to monitor reputational risk. The Firmwide Enterprise Risk Committee is responsible for assessing reputational risks arising from new and ongoing business opportunities.
For further information about our risk management processes, see “Overview and Structure of Risk Management” and “Risk Factors” in Part I, Item 1A of the 2025 Form 10-K.

161	Goldman Sachs March 2026 Form 10-Q

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
By identifying these statements for you in this manner, we are alerting you to the possibility that our actual results, financial condition, liquidity and capital actions may differ, possibly materially, from the anticipated results, financial condition, liquidity and capital actions in these forward-looking statements. Important factors that could cause our results, financial condition, liquidity and capital actions to differ from those in these statements include, among others, those described below and in “Risk Factors” in Part I, Item 1A of the 2025 Form 10-K.

Goldman Sachs March 2026 Form 10-Q	162

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
These statements may relate to, among other things, (i) our future plans and results, including our target ROE, ROTE, efficiency ratio, CET1 capital ratio, total credit alternative assets, total alternative AUS, long-term wealth management inflows, percentage growth rate for Management and other fees from alternatives and annual third-party commitments in our alternatives business, and how they can be achieved, (ii) trends in or growth opportunities for our businesses, including the timing, costs, profitability, benefits and other aspects of business and strategic initiatives, such as OneGS 3.0, and their impact on our efficiency ratio, (iii) the opportunities and challenges presented by AI, (iv) our Investment banking fees backlog and future advisory and capital markets results, (v) expenses we may incur, including the level of future compensation expense, (vi) the projected growth of our deposits and other funding, (vii) our business and expense savings initiatives, including OneGS 3.0, (viii) our planned benchmark debt issuances, (ix) our credit exposures, (x) our expected provision for credit losses and the adequacy of our allowance for credit losses, (xi) the objectives and effectiveness of our BCP, information security program, risk management and liquidity policies, (xii) our resolution plan and its implications for stakeholders, (xiii) the effect of changes to regulations, and our future status, activities or reporting under banking and financial regulation, (xiv) our expected tax rate, (xv) the future state of our liquidity and regulatory capital ratios, and our prospective capital distributions (including dividends and repurchases), (xvi) our expected SCB and G-SIB surcharge, (xvii) legal proceedings, governmental investigations or other contingencies, (xviii) the asset recovery guarantee and applications for exemptions and authorizations from regulatory authorities related to our 1Malaysia Development Berhad (1MDB) settlements, (xix) the effectiveness of our management of our human capital and changes in headcount, (xx) our sustainability goals, (xxi) future inflation, (xxii) our ability to transition the Apple Card program to another issuer and (xxiii) the effectiveness of our cybersecurity risk management process.
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
Statements about our total credit alternative assets, total alternative AUS, long-term wealth management inflows, percentage growth rate for Management and other fees from alternatives targets and annual third-party commitments in our alternatives business are based on our current expectations regarding our fundraising prospects and are subject to the risk that actual inflows or fees may be lower than expected due to, among other factors, competition from other asset managers, changes in investment preferences and changes in economic or market conditions.
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

163	Goldman Sachs March 2026 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
Statements about our Investment banking fees backlog and future advisory and capital market results are subject to the risk that advisory and capital market activity may not occur as we expect or that such transactions may be modified or may not be completed at all, and related net revenues may not be realized or may be materially less than expected. Important factors that could have such a result include, for underwriting transactions, a decline or weakness in general economic conditions, changes in international trade policies (including the potential for new or increased tariffs), the continuation or worsening of the conflict in the Middle East, volatility in the securities markets or an adverse development with respect to the issuer of the securities and, for financial advisory transactions, a decline in the securities markets, an inability to obtain adequate financing, an adverse development with respect to a party to the transaction or a failure to obtain a required regulatory approval.
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

Goldman Sachs March 2026 Form 10-Q	164

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

165	Goldman Sachs March 2026 Form 10-Q

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Quantitative and qualitative disclosures about market risk are set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management” in Part I, Item 2 of this Form 10-Q.
Item 4. Controls and Procedures
As of the end of the period covered by this report, an evaluation was carried out by our management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of the end of the period covered by this report. In addition, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the quarter ended March 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On January 2, 2026, GSAM Ignite Holdings LP issued approximately 400,000 exchangeable units with a fair value of approximately $315 million in connection with the acquisition of Industry Ventures. These exchangeable units were issued to entities affiliated with certain former partners of Industry Ventures (Industry Ventures Partners) as partial consideration for their equity in Industry Ventures.
In connection with the acquisition, GSAM Ignite Holdings LP also agreed to issue up to approximately 250,000 exchangeable units (a portion of which will be cash-settled) to the Industry Ventures Partners, subject to Industry Ventures’ satisfaction of future performance targets through 2030.
As long as any limited partner of GSAM Ignite Holdings LP holds one or more exchangeable units, each exchangeable unit is exchangeable by the holder thereof for one share of Group Inc.’s common stock, subject to customary adjustments for stock split, stock distribution or dividend, reclassification, reorganization, recapitalization and other reorganizations and subject to the terms and conditions set forth in the exchange agreement.
This issuance was not registered under the Securities Act of 1933, as amended (the Securities Act), in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act for private sales by an issuer not involving a public offering.
The table below presents purchases made by or on behalf of Group Inc. or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our common stock during the three months ended March 2026.

	Total Shares Purchased	Average Price Paid Per Share	Total Shares Purchased as Part of a Publicly Announced Program	Dollar Value of Remaining Authorized Repurchases ($ in millions)
January	2,338,836	$940.86	2,338,283	$29,800
February	2,659,056	$918.10	2,657,657	$27,360
March	418,382	$860.73	418,261	$27,000
Total	5,416,274		5,414,201
In the table above, total shares purchased included 553 shares during January 2026, 1,399 shares during February 2026 and 121 shares during March 2026 remitted to satisfy statutory withholding taxes related to share-based awards.
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

Goldman Sachs March 2026 Form 10-Q	166

Item 5. Other Information
Rule 10b5-1 Trading Plans
During the three months ended March 2026, no directors or executive officers entered into, modified or terminated, contracts, instructions or written plans for the sale or purchase of Group Inc.’s securities that were intended to satisfy the affirmative defense conditions of Rule 10b5-1 or that constituted non-Rule 10b5-1 trading arrangements (as defined in Item 408 of Regulation S-K).

Item 6. Exhibits
Exhibits
15.1     Letter re: Unaudited Interim Financial Information.
31.1     Rule 13a-14(a) Certifications.
32.1    Section 1350 Certifications (This information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934).
101     Pursuant to Rules 405 and 406 of Regulation S-T, the following information is formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Statements of Earnings for the three months ended March 31, 2026 and March 31, 2025, (ii) the Consolidated Statements of Comprehensive Income for the three months ended March 31, 2026 and March 31, 2025, (iii) the Consolidated Balance Sheets as of March 31, 2026 and December 31, 2025, (iv) the Consolidated Statements of Changes in Shareholders’ Equity for the three months ended March 31, 2026 and March 31, 2025, (v) the Consolidated Statements of Cash Flows for the three months ended March 31, 2026 and March 31, 2025, (vi) the notes to the Consolidated Financial Statements and (vii) the cover page.
104    Cover Page Interactive Data File (formatted in iXBRL in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
THE GOLDMAN SACHS GROUP, INC.

By:	/s/	Denis P. Coleman III
Name:		Denis P. Coleman III
Title:		Chief Financial Officer (Principal Financial Officer)
Date:		May 1, 2026

By:	/s/	Sheara J. Fredman
Name:		Sheara J. Fredman
Title:		Chief Accounting Officer (Principal Accounting Officer)
Date:		May 1, 2026

167	Goldman Sachs March 2026 Form 10-Q