Form 10-Q
period 2026-06-30
GOLDMAN SACHS GROUP INC
filed 2026-08-03
CIK 886982

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of July 17, 2026, there were 291,171,408 shares of the registrant’s common stock outstanding.

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2026

Goldman Sachs June 2026 Form 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Earnings
(Unaudited)

	Three Months Ended June		Six Months Ended June
in millions, except per share amounts	2026	2025	2026	2025
Revenues
Investment banking	$3,400	$2,194	$6,244	$4,110
Investment management	3,378	2,837	6,557	5,596
Commissions and fees	1,525	1,201	2,851	2,427
Market making	7,637	4,733	13,098	10,456
Other principal transactions	444	514	1,306	1,057
Total non-interest revenues	16,384	11,479	30,056	23,646

Interest income	22,047	19,789	42,684	39,172
Interest expense	18,093	16,685	35,175	33,173
Net interest income	3,954	3,104	7,509	5,999
Total net revenues	20,338	14,583	37,565	29,645
Provision for credit losses	102	384	417	671
Operating expenses
Compensation and benefits	6,104	4,685	11,516	9,561
Transaction based	3,052	1,955	5,567	3,805
Market development	198	167	384	323
Communications and technology	635	530	1,218	1,036
Depreciation and amortization	509	618	1,004	1,124
Occupancy	244	234	498	467
Professional fees	372	440	751	864
Other expenses	559	612	1,161	1,189
Total operating expenses	11,673	9,241	22,099	18,369

Pre-tax earnings	8,563	4,958	15,049	10,605
Provision for taxes	1,935	1,235	2,791	2,144
Net earnings	6,628	3,723	12,258	8,461
Preferred stock dividends	229	250	456	405
Net earnings applicable to common shareholders	$6,399	$3,473	$11,802	$8,056

Earnings per common share
Basic	$21.27	$11.03	$38.99	$25.32
Diluted	$20.98	$10.91	$38.51	$25.07

Average common shares
Basic	300.1	313.7	301.9	317.2
Diluted	304.9	318.3	306.5	321.4

Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended June		Six Months Ended June
$ in millions	2026	2025	2026	2025
Net earnings	$6,628	$3,723	$12,258	$8,461
Other comprehensive income/(loss) adjustments, net of tax:
Currency translation	(46)	(35)	(73)	(70)
Debt valuation adjustment	(806)	(162)	342	70
Pension and postretirement liabilities	3	13	4	23
Available-for-sale securities	(94)	273	(847)	693
Cash flow hedges	(1)	(5)	(22)	1
Other comprehensive income/(loss)	(944)	84	(596)	717
Comprehensive income	$5,684	$3,807	$11,662	$9,178

The accompanying notes are an integral part of these consolidated financial statements.

1	Goldman Sachs June 2026 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)

	As of
	June	December
$ in millions	2026	2025
Assets
Cash and cash equivalents	$187,266	$164,259
Collateralized agreements:
Securities purchased under agreements to resell (includes $121,206 and $126,007 at fair value)	121,224	126,007
Securities borrowed (includes $61,756 and $51,581 at fair value)	244,599	208,208
Customer and other receivables (includes $292 and $315 at fair value)	230,286	185,842
Trading assets (at fair value and includes $185,318 and $158,641 pledged as collateral)	789,083	656,796
Investments:
Available-for-sale securities (at fair value; amortized cost of $156,636 and $99,116)	155,636	99,244
Held-to-maturity securities	74,658	69,193
Other investments (includes $24,343 and $24,938 at fair value)	25,331	25,825
Loans (net of allowance of $2,188 and $2,148, and includes $4,640 and $4,905 at fair value)	260,888	237,734
Other assets (includes $202 and $180 at fair value)	38,740	36,212
Total assets	$2,127,711	$1,809,320

Liabilities and shareholders’ equity
Deposits (includes $90,249 and $76,569 at fair value)	$557,955	$501,422
Collateralized financings:
Securities sold under agreements to repurchase (at fair value)	266,855	223,384
Securities loaned (includes $12,871 and $11,995 at fair value)	55,638	53,644
Other secured financings (includes $34,865 and $27,833 at fair value)	35,081	28,021
Customer and other payables	300,057	231,865
Trading liabilities (at fair value)	323,783	262,552
Unsecured short-term borrowings (includes $75,488 and $59,758 at fair value)	89,911	70,459
Unsecured long-term borrowings (includes $144,703 and $112,683 at fair value)	347,963	285,500
Other liabilities (includes $264 and $111 at fair value)	27,726	27,501
Total liabilities	2,004,969	1,684,348
Commitments, contingencies and guarantees
Shareholders’ equity
Preferred stock; aggregate liquidation preference of $13,028 and $15,153	13,028	15,153
Common stock; 936,341,620 and 931,995,446 shares issued, and 291,442,355 and 296,476,742 shares outstanding	9	9
Share-based awards	6,038	5,795
Nonvoting common stock; no shares issued and outstanding	–	–
Additional paid-in capital	62,122	61,906
Retained earnings	174,352	165,288
Accumulated other comprehensive loss	(2,856)	(2,260)
Stock held in treasury, at cost; 644,899,267 and 635,518,706 shares	(129,951)	(120,919)
Total shareholders’ equity	122,742	124,972
Total liabilities and shareholders’ equity	$2,127,711	$1,809,320

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs June 2026 Form 10-Q	2

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Shareholders’ Equity
(Unaudited)

	Three Months Ended June		Six Months Ended June
$ in millions	2026	2025	2026	2025
Preferred stock
Beginning balance	$13,703	$15,153	$15,153	$13,253
Issued	–	–	–	1,900
Redeemed	(675)	–	(2,125)	–
Ending balance	13,028	15,153	13,028	15,153
Common stock
Beginning balance	9	9	9	9
Issued	–	–	–	–
Ending balance	9	9	9	9
Share-based awards
Beginning balance	5,798	5,199	5,795	5,148
Issuance and amortization of share-based awards	448	550	2,981	2,976
Delivery of common stock underlying share-based awards	(183)	(351)	(2,684)	(2,702)
Forfeiture of share-based awards	(25)	(33)	(54)	(57)
Ending balance	6,038	5,365	6,038	5,365
Additional paid-in capital
Beginning balance	61,786	61,832	61,906	61,376
Delivery of common stock underlying share-based awards	187	351	2,669	2,664
Cancellation of share-based awards in satisfaction of withholding tax requirements	(259)	(295)	(2,864)	(2,146)
Preferred stock issuance costs	1	–	4	(5)
Issuance of common stock in connection with acquisition	407	–	407	–
Other	–	–	–	(1)
Ending balance	62,122	61,888	62,122	61,888
Retained earnings
Beginning balance	169,316	157,019	165,288	153,412
Net earnings	6,628	3,723	12,258	8,461
Dividends and dividend equivalents declared on common stock and share-based awards	(1,363)	(957)	(2,738)	(1,933)
Dividends declared on preferred stock	(228)	(250)	(452)	(405)
Preferred stock redemption premium	(1)	–	(4)	–
Ending balance	174,352	159,535	174,352	159,535
Accumulated other comprehensive income/(loss)
Beginning balance	(1,912)	(2,069)	(2,260)	(2,702)
Other comprehensive income/(loss)	(944)	84	(596)	717
Ending balance	(2,856)	(1,985)	(2,856)	(1,985)
Stock held in treasury, at cost
Beginning balance	(125,918)	(112,843)	(120,919)	(108,500)
Repurchased	(4,000)	(3,000)	(9,000)	(7,360)
Reissued	–	–	19	39
Other	(33)	(26)	(51)	(48)
Ending balance	(129,951)	(115,869)	(129,951)	(115,869)
Total shareholders’ equity	$122,742	$124,096	$122,742	$124,096

The accompanying notes are an integral part of these consolidated financial statements.

3	Goldman Sachs June 2026 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June
$ in millions	2026	2025
Cash flows from operating activities
Net earnings	$12,258	$8,461
Adjustments to reconcile net earnings to net cash used for operating activities:
Depreciation and amortization	1,004	1,124
Deferred income taxes	(488)	(202)
Share-based compensation	2,969	2,950
Provision for credit losses	417	671
Changes in operating assets and liabilities:
Customer and other receivables and payables, net	23,911	(11,708)
Collateralized transactions (excluding other secured financings), net	13,697	(34,073)
Trading assets	(132,577)	(47,625)
Trading liabilities	56,360	49,794
Loans held for sale, net	(2,344)	(1,261)
Other, net	(970)	311
Net cash used for operating activities	(25,763)	(31,558)
Cash flows from investing activities
Purchase of property, leasehold improvements and equipment	(1,067)	(975)
Proceeds from sales of property, leasehold improvements and equipment	209	392
Net cash used for business acquisitions	(1,783)	–
Available-for-sale securities:
Purchases	(84,175)	(53,101)
Proceeds from sales	25,987	32,088
Proceeds from paydowns and maturities	209	1
Held-to-maturity securities:
Purchases	(13,636)	(5,819)
Proceeds from paydowns and maturities	8,634	12,438
Other investments:
Purchases	(5,189)	(4,419)
Proceeds from sales, paydowns and maturities	6,226	4,466
Loans (excluding loans held for sale), net	(20,294)	(19,152)
Net cash used for investing activities	(84,879)	(34,081)
Cash flows from financing activities
Unsecured short-term borrowings, net	12,077	3,927
Other secured financings (short-term), net	10,852	(7,026)
Proceeds from issuance of other secured financings (long-term)	5,127	1,206
Repayment of other secured financings (long-term), including the current portion	(3,304)	(1,275)
Proceeds from issuance of unsecured long-term borrowings	108,489	51,067
Repayment of unsecured long-term borrowings, including the current portion	(40,809)	(36,197)
Derivative contracts with a financing element, net	2,484	634
Deposits, net	57,580	27,244
Preferred stock redemption	(2,125)	–
Common stock repurchased	(9,000)	(7,360)
Settlement of share-based awards in satisfaction of withholding tax requirements	(2,864)	(2,146)
Dividends and dividend equivalents paid on common stock, preferred stock and share-based awards	(3,191)	(2,338)
Proceeds from issuance of preferred stock, net of issuance costs	–	1,895
Other financing, net	(106)	(67)
Net cash provided by financing activities	135,210	29,564
Effect of exchange rate changes on cash and cash equivalents	(1,561)	6,950
Net increase/(decrease) in cash and cash equivalents	23,007	(29,125)
Cash and cash equivalents, beginning balance	164,259	182,092
Cash and cash equivalents, ending balance	$187,266	$152,967

Supplemental disclosures:
Cash payments for interest, net of capitalized interest	$34,478	$32,958
See Notes 9, 12 and 16 for information about non-cash activities.

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs June 2026 Form 10-Q	4

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

5	Goldman Sachs June 2026 Form 10-Q

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
All references to June 2026, March 2026 and June 2025 refer to the firm’s periods ended, or the dates, as the context requires, June 30, 2026, March 31, 2026 and June 30, 2025, respectively. All references to December 2025 refer to the date December 31, 2025. Any reference to a future year refers to a year ending on December 31 of that year. Certain reclassifications have been made to previously reported amounts to conform to the current presentation.

Note 3.
Significant Accounting Policies
The firm’s significant accounting policies are either described below or included in the following footnotes:

Fair Value Measurements	Note 4
Fair Value Hierarchy	Note 5
Trading Assets and Liabilities	Note 6
Derivatives and Hedging Activities	Note 7
Investments	Note 8
Loans	Note 9
Fair Value Option	Note 10
Collateralized Agreements and Financings	Note 11
Other Assets	Note 12
Deposits	Note 13
Unsecured Borrowings	Note 14
Other Liabilities	Note 15
Securitization Activities	Note 16
Variable Interest Entities	Note 17
Commitments, Contingencies and Guarantees	Note 18
Shareholders’ Equity	Note 19
Regulation and Capital Adequacy	Note 20
Earnings Per Common Share	Note 21
Transactions with Affiliated Funds	Note 22
Interest Income and Interest Expense	Note 23
Income Taxes	Note 24
Business Segments	Note 25
Credit Concentrations	Note 26
Legal Proceedings	Note 27

Goldman Sachs June 2026 Form 10-Q	6

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

7	Goldman Sachs June 2026 Form 10-Q

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
Revenues from contracts with clients represent approximately 50% of total non-interest revenues for both the three and six months ended June 2026 (including approximately 90% of investment banking revenues, approximately 95% of investment management revenues and all commissions and fees), and approximately 50% of total non-interest revenues for both the three and six months ended June 2025 (including approximately 85% of investment banking revenues, approximately 95% of investment management revenues and all commissions and fees). See Note 25 for information about net revenues by business segment.
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

Goldman Sachs June 2026 Form 10-Q	8

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
The firm is able to determine the future revenues associated with management fees calculated based on committed capital. As of June 2026, substantially all future net revenues associated with such remaining performance obligations will be recognized through 2034. Annual revenues associated with such performance obligations average less than $450 million through 2034.
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
Cash and Cash Equivalents
The firm defines cash equivalents as highly liquid overnight deposits held in the ordinary course of business. Cash and cash equivalents included cash and due from banks of $7.21 billion as of June 2026 and $6.52 billion as of December 2025. Cash and cash equivalents also included interest-bearing deposits with banks of $180.06 billion as of June 2026 and $157.74 billion as of December 2025.
The firm segregates cash for regulatory and other purposes related to client activity. Cash and cash equivalents segregated for regulatory and other purposes were $18.56 billion as of June 2026 and $14.80 billion as of December 2025. In addition, the firm segregates securities for regulatory and other purposes related to client activity. See Note 11 for further information about segregated securities.
Customer and Other Receivables
Customer and other receivables included receivables from customers and counterparties of $145.84 billion as of June 2026 and $125.00 billion as of December 2025, and receivables from brokers, dealers and clearing organizations of $84.45 billion as of June 2026 and $60.84 billion as of December 2025. Such receivables primarily consist of customer margin loans, collateral posted in connection with certain derivative transactions, and receivables resulting from unsettled transactions.
Substantially all of these receivables are accounted for at amortized cost net of any allowance for credit losses, which generally approximates fair value. As these receivables are not accounted for at fair value, they are not included in the firm’s fair value hierarchy in Notes 4 and 5. Had these receivables been included in the firm’s fair value hierarchy, substantially all would have been classified in level 2 as of both June 2026 and December 2025. See Notes 4, 5 and 10 for further information about customer and other receivables accounted for at fair value under the fair value option. Interest on customer and other receivables is recognized over the life of the transaction and included in interest income.
Customer and other receivables includes receivables from contracts with clients and contract assets. Contract assets represent the firm’s right to receive consideration for services provided in connection with its contracts with clients for which collection is conditional and not merely subject to the passage of time. The firm’s receivables from contracts with clients were $4.87 billion as of June 2026 and $4.16 billion as of December 2025. As of both June 2026 and December 2025, contract assets were not material.

9	Goldman Sachs June 2026 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Customer and Other Payables
Customer and other payables included payables to customers and counterparties of $272.77 billion as of June 2026 and $224.46 billion as of December 2025, and payables to brokers, dealers and clearing organizations of $27.29 billion as of June 2026 and $7.41 billion as of December 2025. Such payables primarily consist of customer credit balances related to the firm’s prime brokerage activities. Customer and other payables are accounted for at cost plus accrued interest, which generally approximates fair value. As these payables are not accounted for at fair value, they are not included in the firm’s fair value hierarchy in Notes 4 and 5. Had these payables been included in the firm’s fair value hierarchy, substantially all would have been classified in level 2 as of both June 2026 and December 2025. Interest on customer and other payables is recognized over the life of the transaction and included in interest expense.
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

Goldman Sachs June 2026 Form 10-Q	10

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
Disaggregation of Income Statement Expenses (ASC 220). In November 2024, the FASB issued ASU No. 2024-03, “Disaggregation of Income Statement Expenses.” This ASU requires additional disaggregation of certain expenses within the footnotes to the financial statements. This ASU is effective for the firm beginning in the fourth quarter of 2027 under a prospective approach. Early adoption and retrospective application is permitted. Since this ASU only requires additional disclosures, adoption of this ASU will not have an impact on the firm’s financial condition, results of operations or cash flows.
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
Financial Instruments — Credit Losses: Purchased Loans (ASC 326). In November 2025, the FASB issued ASU No. 2025-08, “Financial Instruments — Credit Losses — Purchased Loans.” This ASU expands the recognition model currently in place for purchased financial assets with significant credit deterioration to certain purchased seasoned loans. This ASU is effective for the firm beginning in January 2027 under a prospective approach. Early adoption is permitted. Adoption of this ASU is not expected to have a material impact on the firm’s financial condition, results of operations or cash flows.
Hedge Accounting Improvements (ASC 815). In November 2025, the FASB issued ASU No. 2025-09, “Hedge Accounting Improvements.” This ASU better aligns hedge accounting with the entity’s risk management activities. This ASU expands on hedge accounting guidance for both financial and nonfinancial risk components and aligns the recognition and presentation of the effects of the hedging instruments and the hedged items in the financial statements. This ASU is effective for the firm beginning in January 2027 under a prospective approach. Early adoption is permitted. Adoption of this ASU is not expected to have a material impact on the firm’s financial condition, results of operations or cash flows.
Environmental Credits and Environmental Credit Obligations (ASC 818). In May 2026, the FASB issued ASU No. 2026-02, “Environmental Credits and Environmental Credit Obligations.” This ASU establishes accounting guidance for the recognition, measurement, presentation and disclosure of environmental credits and environmental credit obligations. This ASU is effective for the firm beginning in January 2028 under a modified retrospective basis. Early adoption is permitted. Adoption of this ASU is not expected to have a material impact on the firm’s financial condition, results of operations or cash flows.

11	Goldman Sachs June 2026 Form 10-Q

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

The table below presents financial assets and liabilities carried at fair value.

	As of
	June	March	December
$ in millions	2026	2026	2025
Total level 1 financial assets	$700,277	$644,652	$515,386
Total level 2 financial assets	485,799	520,910	473,090
Total level 3 financial assets	20,839	20,836	20,324
Investments in funds at NAV	1,751	1,745	1,739
Counterparty and cash collateral netting	(51,508)	(48,892)	(46,573)
Total financial assets at fair value	$1,157,158	$1,139,251	$963,966

Total assets	$2,127,711	$2,060,180	$1,809,320

Total level 3 financial assets divided by:
Total assets	1.0%	1.0%	1.1%
Total financial assets at fair value	1.8%	1.8%	2.1%

Total level 1 financial liabilities	$175,563	$174,849	$140,556
Total level 2 financial liabilities	800,451	740,955	648,454
Total level 3 financial liabilities	44,740	35,698	32,130
Counterparty and cash collateral netting	(71,676)	(47,230)	(46,255)
Total financial liabilities at fair value	$949,078	$904,272	$774,885

Total liabilities	$2,004,969	$1,937,398	$1,684,348

Total level 3 financial liabilities divided by:
Total liabilities	2.2%	1.8%	1.9%
Total financial liabilities at fair value	4.7%	3.9%	4.1%
In the table above:
•Counterparty netting among positions classified in the same level is included in that level.
•Counterparty and cash collateral netting represents the impact on derivatives of netting across levels.
The table below presents a summary of level 3 financial assets.

	As of
	June	March	December
$ in millions	2026	2026	2025
Trading assets:
Trading cash instruments	$1,133	$1,205	$904
Derivatives	4,360	4,499	4,283
Investments	14,592	14,349	14,411
Loans	552	591	546
Other assets	202	192	180
Total	$20,839	$20,836	$20,324
Level 3 financial assets as of June 2026 were essentially unchanged compared with March 2026, reflecting an increase in level 3 investments, offset by a decrease in level 3 derivatives and trading cash instruments. Level 3 financial assets as of June 2026 increased slightly compared with December 2025, primarily reflecting an increase in level 3 trading cash instruments and investments. See Note 5 for further information about level 3 financial assets (including information about unrealized gains and losses related to level 3 financial assets and transfers into and out of level 3).

Goldman Sachs June 2026 Form 10-Q	12

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
•Market yields implied by transactions of similar or related assets;
•Transaction prices in both the underlying collateral and instruments with the same or similar underlying collateral; and
•Duration, driven by underlying loan prepayment speeds and residential property liquidation timelines.

13	Goldman Sachs June 2026 Form 10-Q

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

Goldman Sachs June 2026 Form 10-Q	14

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

15	Goldman Sachs June 2026 Form 10-Q

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
Valuation Techniques and Significant Inputs for Other Financial Assets and Liabilities at Fair Value
In addition to trading cash instruments, derivatives, and certain investments and loans, the firm accounts for certain of its other financial assets and liabilities at fair value under the fair value option. Such instruments include repurchase agreements and substantially all resale agreements; certain securities borrowed and loaned transactions; certain customer and other receivables, including certain margin loans; certain time deposits, including structured certificates of deposit, which are hybrid financial instruments; substantially all other secured financings, including structured financing arrangements and transfers of assets accounted for as financings; certain unsecured short- and long-term borrowings, the vast majority of which are hybrid financial instruments; and certain other assets and liabilities. These instruments are generally valued based on discounted cash flow techniques, which incorporate inputs with reasonable levels of price transparency, and are generally classified in level 2 because the inputs are observable. Valuation adjustments may be made for liquidity and for counterparty and the firm’s credit quality. The significant inputs used to value the firm’s other financial assets and liabilities are described below.
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

Goldman Sachs June 2026 Form 10-Q	16

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Note 5.
Fair Value Hierarchy
Financial assets and liabilities at fair value includes trading cash instruments, derivatives, and certain investments, loans and other financial assets and liabilities at fair value.
Trading Cash Instruments
Fair Value by Level. The table below presents trading cash instruments by level within the fair value hierarchy.

$ in millions	Level 1	Level 2	Level 3	Total
As of June 2026
Assets
Government and agency obligations:
U.S.	$197,729	$52,337	$–	$250,066
Non-U.S.	102,596	37,404	17	140,017
Loans and securities backed by:
Commercial real estate	–	1,428	55	1,483
Residential real estate	–	10,373	48	10,421
Corporate debt instruments	429	60,309	724	61,462
State and municipal obligations	–	887	–	887
Other debt obligations	1,620	8,689	91	10,400
Equity securities	245,289	1,679	198	247,166
Commodities	–	2,009	–	2,009
Total	$547,663	$175,115	$1,133	$723,911

Liabilities
Government and agency obligations:
U.S.	$(32,550)	$(106)	$–	$(32,656)
Non-U.S.	(53,501)	(4,792)	(3)	(58,296)
Loans and securities backed by:
Commercial real estate	–	(34)	–	(34)
Residential real estate	–	(32)	–	(32)
Corporate debt instruments	(135)	(40,679)	(109)	(40,923)
Other debt obligations	–	(2)	–	(2)
Equity securities	(89,328)	(314)	(6)	(89,648)
Commodities	–	(2,219)	–	(2,219)
Total	$(175,514)	$(48,178)	$(118)	$(223,810)

As of December 2025
Assets
Government and agency obligations:
U.S.	$158,405	$73,208	$–	$231,613
Non-U.S.	67,538	36,349	11	103,898
Loans and securities backed by:
Commercial real estate	–	1,659	63	1,722
Residential real estate	–	12,684	92	12,776
Corporate debt instruments	213	50,521	484	51,218
State and municipal obligations	–	377	2	379
Other debt obligations	1,526	3,534	90	5,150
Equity securities	189,231	1,593	162	190,986
Commodities	–	6,101	–	6,101
Total	$416,913	$186,026	$904	$603,843

Liabilities
Government and agency obligations:
U.S.	$(23,172)	$(15)	$–	$(23,187)
Non-U.S.	(49,628)	(4,014)	(3)	(53,645)
Loans and securities backed by:
Commercial real estate	–	(41)	–	(41)
Residential real estate	–	(18)	–	(18)
Corporate debt instruments	(307)	(32,597)	(101)	(33,005)
Other debt obligations	–	(133)	–	(133)
Equity securities	(67,429)	(2)	(15)	(67,446)
Commodities	–	(672)	–	(672)
Total	$(140,536)	$(37,492)	$(119)	$(178,147)

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

	As of June 2026		As of December 2025
$ in millions	Amount or Range	Weighted Average	Amount or Range	Weighted Average
Loans and securities backed by real estate
Level 3 assets	$103		$155
Yield	3.5% to 44.6%	12.4%	3.1% to 45.1%	10.6%
Recovery rate	18.0% to 62.5%	36.5%	22.3% to 62.5%	36.5%
Duration (years)	0.2 to 6.9	3.4	0.3 to 9.0	3.4
Corporate debt instruments
Level 3 assets	$724		$484
Yield	2.5% to 21.3%	9.1%	2.1% to 18.0%	8.0%
Recovery rate	4.1% to 69.1%	37.6%	4.1% to 72.0%	32.3%
Duration (years)	1.6 to 4.7	2.9	2.3 to 14.7	3.9
Other
Level 3 assets	$306		$265
Yield	7.8% to 25.6%	16.8%	8.4% to 30.0%	17.5%
Duration (years)	0.4 to 6.5	3.0	0.2 to 8.7	2.6

17	Goldman Sachs June 2026 Form 10-Q

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
•Increases in yield or duration used in the valuation of level 3 trading cash instruments would have resulted in a lower fair value measurement, while an increase in recovery rate would have resulted in a higher fair value measurement as of both June 2026 and December 2025. Due to the distinctive nature of each level 3 trading cash instrument, the interrelationship of inputs is not necessarily uniform within each product type.
•Trading cash instruments are valued using discounted cash flows.

Level 3 Rollforward. The table below presents a summary of the changes in fair value for level 3 trading cash instruments.

	Three Months Ended June		Six Months Ended June
$ in millions	2026	2025	2026	2025
Assets
Beginning balance	$1,205	$1,014	$904	$1,213
Net realized gains/(losses)	29	29	61	57
Net unrealized gains/(losses)	(19)	(1)	(58)	(3)
Purchases	175	154	295	270
Sales	(183)	(221)	(178)	(322)
Settlements	(66)	(58)	(139)	(354)
Transfers into level 3	211	125	372	135
Transfers out of level 3	(219)	(159)	(124)	(113)
Ending balance	$1,133	$883	$1,133	$883

Liabilities
Beginning balance	$(59)	$(133)	$(119)	$(75)
Net realized gains/(losses)	2	2	7	2
Net unrealized gains/(losses)	13	(40)	12	(57)
Purchases	16	62	48	45
Sales	(50)	(47)	(66)	(62)
Settlements	1	(2)	28	(2)
Transfers into level 3	(50)	(16)	(30)	(12)
Transfers out of level 3	9	24	2	11
Ending balance	$(118)	$(150)	$(118)	$(150)
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

Goldman Sachs June 2026 Form 10-Q	18

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
The table below presents information, by product type, for assets included in the summary table above.

	Three Months Ended June		Six Months Ended June
$ in millions	2026	2025	2026	2025
Loans and securities backed by real estate
Beginning balance	$167	$68	$155	$95
Net realized gains/(losses)	7	1	7	3
Net unrealized gains/(losses)	(2)	2	(3)	3
Purchases	1	9	3	10
Sales	(1)	(2)	–	(1)
Settlements	(7)	(1)	(15)	(5)
Transfers into level 3	–	1	1	3
Transfers out of level 3	(62)	(4)	(45)	(34)
Ending balance	$103	$74	$103	$74

Corporate debt instruments
Beginning balance	$736	$621	$484	$728
Net realized gains/(losses)	14	26	40	50
Net unrealized gains/(losses)	(5)	5	(41)	(3)
Purchases	124	122	221	206
Sales	(139)	(181)	(145)	(199)
Settlements	(44)	(48)	(93)	(320)
Transfers into level 3	189	100	330	122
Transfers out of level 3	(151)	(112)	(72)	(51)
Ending balance	$724	$533	$724	$533

Other
Beginning balance	$302	$325	$265	$390
Net realized gains/(losses)	8	2	14	4
Net unrealized gains/(losses)	(12)	(8)	(14)	(3)
Purchases	50	23	71	54
Sales	(43)	(38)	(33)	(122)
Settlements	(15)	(9)	(31)	(29)
Transfers into level 3	22	24	41	10
Transfers out of level 3	(6)	(43)	(7)	(28)
Ending balance	$306	$276	$306	$276
In the table above, other includes government and agency obligations, state and municipal obligations, other debt obligations and equity securities.
Level 3 Rollforward Commentary for the Three Months Ended June 2026. The net realized and unrealized gains on level 3 trading cash instrument assets of $10 million (reflecting $29 million of net realized gains and $19 million of net unrealized losses) for the three months ended June 2026 included gains/(losses) of $(17) million reported in market making and $27 million reported in interest income.
The drivers of the net unrealized losses on level 3 trading cash instrument assets for the three months ended June 2026 were not material.
Transfers into level 3 trading cash instrument assets during the three months ended June 2026 primarily reflected transfers of certain corporate debt instruments from level 2 (principally due to reduced price transparency as a result of a lack of market evidence, including fewer market transactions in these instruments).

Transfers out of level 3 trading cash instrument assets during the three months ended June 2026 primarily reflected transfers of certain corporate debt instruments to level 2 (principally due to increased price transparency as a result of market evidence, including market transactions in these instruments).
Level 3 Rollforward Commentary for the Six Months Ended June 2026. The net realized and unrealized gains on level 3 trading cash instrument assets of $3 million (reflecting $61 million of net realized gains and $58 million of net unrealized losses) for the six months ended June 2026 included gains/(losses) of $(63) million reported in market making and $66 million reported in interest income.
The drivers of the net unrealized losses on level 3 trading cash instrument assets for the six months ended June 2026 were not material.
Transfers into level 3 trading cash instrument assets during the six months ended June 2026 primarily reflected transfers of certain corporate debt instruments from level 2 (principally due to reduced price transparency as a result of a lack of market evidence, including fewer market transactions in these instruments).
The drivers of transfers out of level 3 trading cash instrument assets during the six months ended June 2026 were not material.
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

19	Goldman Sachs June 2026 Form 10-Q

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
The drivers of transfers out of level 3 trading cash instrument assets during the six months ended June 2025 were not material.

Derivatives
Fair Value by Level. The table below presents derivatives on a gross basis by level and product type, as well as the impact of netting.

$ in millions	Level 1	Level 2	Level 3	Total
As of June 2026
Assets
Interest rates	$7	$158,747	$912	$159,666
Credit	–	13,696	2,080	15,776
Currencies	–	98,375	270	98,645
Commodities	–	18,129	748	18,877
Equities	42	149,103	1,190	150,335
Gross fair value	49	438,050	5,200	443,299
Counterparty netting in levels	–	(325,779)	(840)	(326,619)
Subtotal	$49	$112,271	$4,360	$116,680
Cross-level counterparty netting				(959)
Cash collateral netting				(50,549)
Net fair value				$65,172

Liabilities
Interest rates	$(10)	$(120,043)	$(1,288)	$(121,341)
Credit	–	(14,572)	(795)	(15,367)
Currencies	–	(96,363)	(113)	(96,476)
Commodities	–	(17,771)	(187)	(17,958)
Equities	(39)	(243,918)	(3,169)	(247,126)
Gross fair value	(49)	(492,667)	(5,552)	(498,268)
Counterparty netting in levels	–	325,779	840	326,619
Subtotal	$(49)	$(166,888)	$(4,712)	$(171,649)
Cross-level counterparty netting				959
Cash collateral netting				70,717
Net fair value				$(99,973)

As of December 2025
Assets
Interest rates	$6	$161,089	$618	$161,713
Credit	–	11,305	2,470	13,775
Currencies	–	79,714	80	79,794
Commodities	–	16,151	949	17,100
Equities	5	86,643	1,050	87,698
Gross fair value	11	354,902	5,167	360,080
Counterparty netting in levels	–	(259,670)	(884)	(260,554)
Subtotal	$11	$95,232	$4,283	$99,526
Cross-level counterparty netting				(621)
Cash collateral netting				(45,952)
Net fair value				$52,953

Liabilities
Interest rates	$(11)	$(121,455)	$(722)	$(122,188)
Credit	–	(13,296)	(839)	(14,135)
Currencies	–	(83,756)	(58)	(83,814)
Commodities	–	(19,302)	(214)	(19,516)
Equities	(9)	(147,803)	(3,749)	(151,561)
Gross fair value	(20)	(385,612)	(5,582)	(391,214)
Counterparty netting in levels	–	259,670	884	260,554
Subtotal	$(20)	$(125,942)	$(4,698)	$(130,660)
Cross-level counterparty netting				621
Cash collateral netting				45,634
Net fair value				$(84,405)

Goldman Sachs June 2026 Form 10-Q	20

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

	As of June 2026		As of December 2025
$ in millions, except inputs	Amount or Range	Average/ Median	Amount or Range	Average/ Median
Interest rates, net	$(376)		$(104)
Correlation	(10)% to 90%	33%/25%	(10)% to 95%	34%/25%
Volatility (bps)	31 to 151	69/57	31 to 151	69/57
Credit, net	$1,285		$1,631
Credit spreads (bps)	16 to 1,599	132/100	9 to 1,065	135/106
Upfront credit points	(4) to 100	20/12	0 to 100	19/10
Recovery rates	25% to 40%	39%/40%	25% to 60%	43%/40%
Currencies, net	$157		$22
Correlation	0% to 70%	21%/3%	0% to 70%	21%/3%
Volatility	16% to 16%	16%/16%	17% to 18%	17%/17%
Commodities, net	$561		$735
Volatility	17% to 78%	37%/34%	20% to 101%	35%/30%
Natural gas spread	$(2.73) to $4.70	$(0.23)/$(0.20)	$(4.27) to $2.19	$(0.40)/ $(0.33)
Electricity price	$2.51 to $432.46	$50.96/$33.65	$2.98 to $489.82	$57.43/ $35.57
Equities, net	$(1,979)		$(2,699)
Correlation	(70)% to 100%	58%/61%	(70)% to 100%	58%/60%
Volatility	2% to 129%	22%/17%	2% to 102%	14%/9%
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

21	Goldman Sachs June 2026 Form 10-Q

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
Level 3 Rollforward. The table below presents a summary of the changes in fair value for level 3 derivatives.

	Three Months Ended June		Six Months Ended June
$ in millions	2026	2025	2026	2025
Total level 3 derivatives, net
Beginning balance	$(1,548)	$1,155	$(415)	$825
Net realized gains/(losses)	(166)	(74)	(113)	(173)
Net unrealized gains/(losses)	(485)	(113)	(554)	350
Purchases	228	94	309	203
Sales	(699)	(242)	(937)	(396)
Settlements	1,045	238	920	117
Transfers into level 3	(39)	86	6	12
Transfers out of level 3	1,312	(185)	432	21
Ending balance	$(352)	$959	$(352)	$959
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

Goldman Sachs June 2026 Form 10-Q	22

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
The table below presents information, by product type, for derivatives included in the summary table above.

	Three Months Ended June		Six Months Ended June
$ in millions	2026	2025	2026	2025
Interest rates, net
Beginning balance	$(179)	$71	$(104)	$(112)
Net realized gains/(losses)	(6)	(9)	(25)	(42)
Net unrealized gains/(losses)	(19)	254	(75)	385
Purchases	6	2	7	2
Sales	(125)	(69)	(197)	(146)
Settlements	(108)	(140)	(77)	1
Transfers into level 3	12	(16)	42	(99)
Transfers out of level 3	43	(67)	53	37
Ending balance	$(376)	$26	$(376)	$26

Credit, net
Beginning balance	$1,486	$1,359	$1,631	$1,218
Net realized gains/(losses)	(15)	11	51	(1)
Net unrealized gains/(losses)	66	(50)	66	39
Purchases	10	12	14	40
Sales	(5)	–	(11)	–
Settlements	(212)	13	(180)	(84)
Transfers into level 3	(67)	(2)	(101)	108
Transfers out of level 3	22	(55)	(185)	(32)
Ending balance	$1,285	$1,288	$1,285	$1,288

Currencies, net
Beginning balance	$84	$117	$22	$47
Net realized gains/(losses)	10	(4)	12	(4)
Net unrealized gains/(losses)	(18)	24	102	56
Purchases	7	5	12	24
Sales	(13)	(24)	(18)	(24)
Settlements	86	30	16	36
Transfers into level 3	23	3	12	(3)
Transfers out of level 3	(22)	(24)	(1)	(5)
Ending balance	$157	$127	$157	$127

Commodities, net
Beginning balance	$544	$811	$735	$778
Net realized gains/(losses)	(72)	(23)	(78)	(71)
Net unrealized gains/(losses)	63	(2)	39	94
Purchases	10	23	20	27
Sales	(7)	(12)	(22)	(17)
Settlements	72	(26)	28	5
Transfers into level 3	22	111	1	64
Transfers out of level 3	(71)	(43)	(162)	(41)
Ending balance	$561	$839	$561	$839

Equities, net
Beginning balance	$(3,483)	$(1,203)	$(2,699)	$(1,106)
Net realized gains/(losses)	(83)	(49)	(73)	(55)
Net unrealized gains/(losses)	(577)	(339)	(686)	(224)
Purchases	195	52	256	110
Sales	(549)	(137)	(689)	(209)
Settlements	1,207	361	1,133	159
Transfers into level 3	(29)	(10)	52	(58)
Transfers out of level 3	1,340	4	727	62
Ending balance	$(1,979)	$(1,321)	$(1,979)	$(1,321)

Level 3 Rollforward Commentary for the Three Months Ended June 2026. The net realized and unrealized losses on level 3 derivatives of $651 million (reflecting $166 million of net realized losses and $485 million of net unrealized losses) for the three months ended June 2026 included gains/(losses) of $(656) million reported in market making and $5 million reported in other principal transactions.
The net unrealized losses on level 3 derivatives for the three months ended June 2026 reflected losses on certain equity derivatives (principally due to an increase in equity prices).
The drivers of transfers into level 3 derivatives during the three months ended June 2026 were not material.
Transfers out of level 3 derivatives during the three months ended June 2026 reflected transfers of certain equity derivative liabilities to level 2 (principally due to certain unobservable volatility inputs no longer being significant to the valuation of these instruments).
Level 3 Rollforward Commentary for the Six Months Ended June 2026. The net realized and unrealized losses on level 3 derivatives of $667 million (reflecting $113 million of net realized losses and $554 million of net unrealized losses) for the six months ended June 2026 included losses of $659 million reported in market making and $8 million reported in other principal transactions.
The net unrealized losses on level 3 derivatives for the six months ended June 2026 reflected losses on certain equity derivatives (principally due to an increase in equity prices), partially offset by gains on certain currency derivatives (principally due to the impact of changes in foreign exchange rates).
The drivers of transfers into level 3 derivatives during the six months ended June 2026 were not material.
Transfers out of level 3 derivatives during the six months ended June 2026 primarily reflected transfers of certain equity derivative liabilities to level 2 (principally due to certain unobservable volatility inputs no longer being significant to the valuation of these instruments), partially offset by transfers of certain credit derivative assets to level 2 (principally due to certain unobservable credit spread inputs no longer being significant to the net risk of certain portfolios) and transfers of certain commodity derivative assets to level 2 (principally due to increased transparency of certain electricity price inputs used to value these instruments).

23	Goldman Sachs June 2026 Form 10-Q

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
The drivers of transfers out of level 3 derivatives during the six months ended June 2025 were not material.

Investments
Fair Value by Level. The table below presents investments accounted for at fair value by level within the fair value hierarchy.

$ in millions	Level 1	Level 2	Level 3	Total
As of June 2026
Government and agency obligations:
U.S.	$140,709	$3,687	$–	$144,396
Non-U.S.	11,240	4	–	11,244
Corporate debt securities	167	1,903	4,385	6,455
Securities backed by real estate	–	4	310	314
Money market instruments	46	2,055	–	2,101
Other debt obligations	4	–	289	293
Equity securities	399	3,418	9,608	13,425
Subtotal	$152,565	$11,071	$14,592	$178,228
Investments in funds at NAV				1,751
Total investments				$179,979
As of December 2025
Government and agency obligations:
U.S.	$90,582	$1,467	$–	$92,049
Non-U.S.	7,195	4	–	7,199
Corporate debt securities	139	2,621	4,279	7,039
Securities backed by real estate	–	6	306	312
Money market instruments	78	2,255	–	2,333
Other debt obligations	9	–	345	354
Equity securities	459	3,217	9,481	13,157
Subtotal	$98,462	$9,570	$14,411	$122,443
Investments in funds at NAV				1,739
Total investments				$124,182
See Note 4 for an overview of the firm’s fair value measurement policies, valuation techniques and significant inputs used to determine the fair value of investments.

Goldman Sachs June 2026 Form 10-Q	24

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Significant Unobservable Inputs. The table below presents the amount of level 3 investments, and ranges and weighted averages of significant unobservable inputs used to value such investments.

	As of June 2026		As of December 2025
$ in millions	Amount or Range	Weighted Average	Amount or Range	Weighted Average
Corporate debt securities
Level 3 assets	$4,385		$4,279
Yield	6.2% to 16.2%	10.9%	6.8% to 19.1%	10.9%
Recovery rate	3.4% to 95.4%	52.6%	20.0% to 65.0%	57.4%
Duration (years)	1.0 to 7.2	3.8	0.7 to 6.5	3.6
Multiples	1.0x to 25.3x	6.6x	0.8x to 43.0x	7.0x
Securities backed by real estate
Level 3 assets	$310		$306
Yield	8.7% to 30.9%	13.5%	8.9% to 30.8%	13.3%
Duration (years)	0.2 to 1.3	1.2	0.2 to 2.0	2.0
Other debt obligations
Level 3 assets	$289		$345
Yield	5.2% to 7.1%	6.4%	4.4% to 7.6%	6.9%
Equity securities
Level 3 assets	$9,608		$9,481
Multiples	0.4x to 25.7x	9.0x	0.4x to 25.0x	8.6x
Discount rate/yield	4.5% to 50.0%	12.7%	6.0% to 42.0%	12.3%
Capitalization rate	4.0% to 11.5%	5.6%	4.4% to 11.5%	5.5%
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
•Increases in yield, discount rate, capitalization rate or duration used in the valuation of level 3 investments would have resulted in a lower fair value measurement, while increases in recovery rate or multiples would have resulted in a higher fair value measurement as of both June 2026 and December 2025. Due to the distinctive nature of each level 3 investment, the interrelationship of inputs is not necessarily uniform within each product type.

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
Level 3 Rollforward. The table below presents a summary of the changes in fair value for level 3 investments.

	Three Months Ended June		Six Months Ended June
$ in millions	2026	2025	2026	2025
Beginning balance	$14,349	$14,549	$14,411	$14,142
Net realized gains/(losses)	84	87	159	159
Net unrealized gains/(losses)	(93)	183	(275)	287
Purchases	207	239	722	507
Sales	(279)	(301)	(412)	(323)
Settlements	(335)	(376)	(797)	(571)
Transfers into level 3	1,382	672	1,392	1,228
Transfers out of level 3	(723)	(449)	(608)	(825)
Ending balance	$14,592	$14,604	$14,592	$14,604
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

25	Goldman Sachs June 2026 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
The table below presents information, by product type, for investments included in the summary table above.

	Three Months Ended June		Six Months Ended June
$ in millions	2026	2025	2026	2025
Corporate debt securities
Beginning balance	$4,597	$4,696	$4,279	$4,510
Net realized gains/(losses)	40	41	89	80
Net unrealized gains/(losses)	(10)	92	(65)	101
Purchases	40	68	104	169
Sales	(31)	(111)	(64)	(77)
Settlements	(159)	(122)	(351)	(220)
Transfers into level 3	421	115	620	366
Transfers out of level 3	(513)	(361)	(227)	(511)
Ending balance	$4,385	$4,418	$4,385	$4,418

Securities backed by real estate
Beginning balance	$309	$532	$306	$562
Net realized gains/(losses)	1	13	2	13
Net unrealized gains/(losses)	(3)	(24)	(5)	(31)
Purchases	4	15	8	20
Sales	(1)	–	(1)	–
Settlements	(2)	(24)	(2)	(27)
Transfers into level 3	2	–	2	–
Transfers out of level 3	–	(3)	–	(28)
Ending balance	$310	$509	$310	$509

Other debt obligations
Beginning balance	$294	$356	$345	$328
Net realized gains/(losses)	2	2	3	4
Net unrealized gains/(losses)	1	1	–	1
Purchases	12	8	9	39
Sales	(3)	–	(3)	–
Settlements	(17)	(11)	(65)	(16)
Ending balance	$289	$356	$289	$356

Equity securities
Beginning balance	$9,149	$8,965	$9,481	$8,742
Net realized gains/(losses)	41	31	65	62
Net unrealized gains/(losses)	(81)	114	(205)	216
Purchases	151	148	601	279
Sales	(244)	(190)	(344)	(246)
Settlements	(157)	(219)	(379)	(308)
Transfers into level 3	959	557	770	862
Transfers out of level 3	(210)	(85)	(381)	(286)
Ending balance	$9,608	$9,321	$9,608	$9,321
Level 3 Rollforward Commentary for the Three Months Ended June 2026. The net realized and unrealized losses on level 3 investments of $9 million (reflecting $84 million of net realized gains and $93 million of net unrealized losses) for the three months ended June 2026 included gains/(losses) of $(88) million reported in other principal transactions and $79 million reported in interest income.
The drivers of the net unrealized losses on level 3 investments for the three months ended June 2026 were not material.
Transfers into level 3 investments during the three months ended June 2026 primarily reflected transfers of certain equity securities from level 2 (principally due to reduced price transparency as a result of a lack of market evidence, including fewer market transactions in these instruments) and transfers of certain corporate debt securities from level 2 (principally due to certain unobservable yield inputs becoming significant to the valuation of these instruments).
Transfers out of level 3 investments during the three months ended June 2026 reflected transfers of certain corporate debt securities to level 2 (principally due to certain unobservable yield inputs no longer being significant to the valuation of these instruments) and transfers of certain equity securities to level 2 (principally due to increased price transparency as a result of market evidence, including market transactions in these instruments).
Level 3 Rollforward Commentary for the Six Months Ended June 2026. The net realized and unrealized losses on level 3 investments of $116 million (reflecting $159 million of net realized gains and $275 million of net unrealized losses) for the six months ended June 2026 included gains/(losses) of $(262) million reported in other principal transactions and $146 million reported in interest income.
The net unrealized losses on level 3 investments for the six months ended June 2026 primarily reflected losses on certain equity securities (principally driven by corporate performance).
Transfers into level 3 investments during the six months ended June 2026 primarily reflected transfers of certain equity securities from level 2 (principally due to reduced price transparency as a result of a lack of market evidence, including fewer market transactions in these instruments) and transfers of certain corporate debt securities from level 2 (principally due to certain unobservable yield inputs becoming significant to the valuation of these instruments).
Transfers out of level 3 investments during the six months ended June 2026 reflected transfers of certain equity securities to level 2 (principally due to increased price transparency as a result of market evidence, including market transactions in these instruments) and transfers of certain corporate debt securities to level 2 (principally due to certain unobservable yield inputs no longer being significant to the valuation of these instruments).
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

Goldman Sachs June 2026 Form 10-Q	26

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

$ in millions	Level 1	Level 2	Level 3	Total
As of June 2026
Loan Type
Corporate	$–	$313	$302	$615
Real estate:
Commercial	–	346	62	408
Residential	–	3,073	31	3,104
Other collateralized	–	356	131	487
Other	–	–	26	26
Total	$–	$4,088	$552	$4,640
As of December 2025
Loan Type
Corporate	$–	$36	$290	$326
Real estate:
Commercial	–	356	64	420
Residential	–	3,222	35	3,257
Other collateralized	–	717	138	855
Other	–	28	19	47
Total	$–	$4,359	$546	$4,905
The gains/(losses) as a result of changes in the fair value of loans held for investment for which the fair value option was elected were not material for each of the three and six months ended June 2026 and June 2025. These gains/(losses) were included in other principal transactions.
Significant Unobservable Inputs. The table below presents the amount of level 3 loans, and ranges and weighted averages of significant unobservable inputs used to value such loans.

	As of June 2026		As of December 2025
$ in millions	Amount or Range	Weighted Average	Amount or Range	Weighted Average
Corporate
Level 3 assets	$302		$290
Yield	6.3% to 17.4%	11.3%	6.4% to 19.9%	18.0%
Recovery rate	10.2% to 95.0%	51.7%	32.5% to 94.9%	65.4%
Duration (years)	3.8 to 3.9	3.8	3.1 to 4.4	3.3
Real estate
Level 3 assets	$93		$99
Recovery rate	67.7% to 99.2%	73.8%	69.0% to 99.2%	76.1%
Other collateralized
Level 3 assets	$131		$138
Yield	6.2% to 6.4%	6.4%	5.7% to 6.3%	5.7%
Level 3 other loans were not material as of both June 2026 and December 2025, and therefore, are not included in the table above.

27	Goldman Sachs June 2026 Form 10-Q

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
•Increases in yield or duration used in the valuation of level 3 loans would have resulted in a lower fair value measurement, while increases in recovery rate would have resulted in a higher fair value measurement as of both June 2026 and December 2025. Due to the distinctive nature of each level 3 loan, the interrelationship of inputs is not necessarily uniform within each product type.
•Loans are valued using discounted cash flows.
Level 3 Rollforward. The table below presents a summary of the changes in fair value for level 3 loans.

	Three Months Ended June		Six Months Ended June
$ in millions	2026	2025	2026	2025
Beginning balance	$591	$658	$546	$683
Net realized gains/(losses)	1	8	5	19
Net unrealized gains/(losses)	(6)	7	(11)	7
Purchases	14	23	34	18
Sales	(25)	–	(19)	(5)
Settlements	(26)	(21)	(41)	(46)
Transfers into level 3	3	6	38	6
Transfers out of level 3	–	–	–	(1)
Ending balance	$552	$681	$552	$681
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

The table below presents information, by loan type, for loans included in the summary table above.

	Three Months Ended June		Six Months Ended June
$ in millions	2026	2025	2026	2025
Corporate
Beginning balance	$325	$402	$290	$403
Net realized gains/(losses)	1	3	2	6
Net unrealized gains/(losses)	(1)	6	(5)	6
Purchases	10	6	31	15
Sales	(25)	–	–	–
Settlements	(11)	(11)	(19)	(23)
Transfers into level 3	3	6	3	6
Transfers out of level 3	–	–	–	(1)
Ending balance	$302	$412	$302	$412

Real estate
Beginning balance	$97	$111	$99	$117
Net realized gains/(losses)	–	4	2	8
Net unrealized gains/(losses)	–	3	–	3
Purchases	–	2	–	2
Sales	–	–	–	(4)
Settlements	(4)	(8)	(8)	(14)
Ending balance	$93	$112	$93	$112

Other collateralized
Beginning balance	$137	$120	$138	$135
Net unrealized gains/(losses)	1	(3)	2	(1)
Purchases	4	15	3	1
Settlements	(11)	–	(12)	(3)
Ending balance	$131	$132	$131	$132

Other
Beginning balance	$32	$25	$19	$28
Net realized gains/(losses)	–	1	1	5
Net unrealized gains/(losses)	(6)	1	(8)	(1)
Sales	–	–	(19)	(1)
Settlements	–	(2)	(2)	(6)
Transfers into level 3	–	–	35	–
Ending balance	$26	$25	$26	$25
Level 3 Rollforward Commentary for the Three Months Ended June 2026. The net realized and unrealized losses on level 3 loans of $5 million (reflecting $1 million of net realized gains and $6 million of net unrealized losses) for the three months ended June 2026 included gains/(losses) of $(7) million reported in other principal transactions and $2 million reported in interest income.
The drivers of the net unrealized losses on level 3 loans for the three months ended June 2026 were not material.
The drivers of transfers into level 3 loans during the three months ended June 2026 were not material and there were no transfers out of level 3 loans during the three months ended June 2026.

Goldman Sachs June 2026 Form 10-Q	28

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Level 3 Rollforward Commentary for the Six Months Ended June 2026. The net realized and unrealized losses on level 3 loans of $6 million (reflecting $5 million of net realized gains and $11 million of net unrealized losses) for the six months ended June 2026 included gains/(losses) of $(12) million reported in other principal transactions and $6 million reported in interest income.
The drivers of the net unrealized losses on level 3 loans for the six months ended June 2026 were not material.
The drivers of transfers into level 3 loans during the six months ended June 2026 were not material and there were no transfers out of level 3 loans during the six months ended June 2026.
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

$ in millions	Level 1	Level 2	Level 3	Total
As of June 2026
Assets
Resale agreements	$–	$121,206	$–	$121,206
Securities borrowed	–	61,756	–	61,756
Customer and other receivables	–	292	–	292
Other assets	–	–	202	202
Total	$–	$183,254	$202	$183,456

Liabilities
Deposits	$–	$(87,080)	$(3,169)	$(90,249)
Repurchase agreements	–	(266,855)	–	(266,855)
Securities loaned	–	(12,871)	–	(12,871)
Other secured financings	–	(34,395)	(470)	(34,865)
Unsecured borrowings:
Short-term	–	(63,755)	(11,733)	(75,488)
Long-term	–	(120,284)	(24,419)	(144,703)
Other liabilities	–	(145)	(119)	(264)
Total	$–	$(585,385)	$(39,910)	$(625,295)

As of December 2025
Assets
Resale agreements	$–	$126,007	$–	$126,007
Securities borrowed	–	51,581	–	51,581
Customer and other receivables	–	315	–	315
Other assets	–	–	180	180
Total	$–	$177,903	$180	$178,083

Liabilities
Deposits	$–	$(73,344)	$(3,225)	$(76,569)
Repurchase agreements	–	(223,384)	–	(223,384)
Securities loaned	–	(11,995)	–	(11,995)
Other secured financings	–	(27,340)	(493)	(27,833)
Unsecured borrowings:
Short-term	–	(52,093)	(7,665)	(59,758)
Long-term	–	(96,858)	(15,825)	(112,683)
Other liabilities	–	(6)	(105)	(111)
Total	$–	$(485,020)	$(27,313)	$(512,333)
In the table above, assets are shown as positive amounts and liabilities are shown as negative amounts.
See Note 4 for an overview of the firm’s fair value measurement policies, valuation techniques and significant inputs used to determine the fair value of other financial assets and liabilities.

29	Goldman Sachs June 2026 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Significant Unobservable Inputs. See below for information about the significant unobservable inputs used to value level 3 other financial assets and liabilities at fair value as of both June 2026 and December 2025.
Other Secured Financings. The ranges and weighted averages of significant unobservable inputs used to value level 3 other secured financings are presented below. These ranges and weighted averages exclude unobservable inputs that are only relevant to a single instrument, and therefore are not meaningful.
As of June 2026:
•Yield: 6.3% to 13.0% (weighted average: 9.7%)
•Duration: 2.3 to 3.2 years (weighted average: 2.8 years)
As of December 2025:
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

	Three Months Ended June		Six Months Ended June
$ in millions	2026	2025	2026	2025
Assets
Beginning balance	$192	$196	$180	$194
Net unrealized gains/(losses)	10	2	22	4
Ending balance	$202	$198	$202	$198

Liabilities
Beginning balance	$(29,592)	$(21,776)	$(27,313)	$(22,345)
Net realized gains/(losses)	(345)	(156)	(436)	(261)
Net unrealized gains/(losses)	(1,408)	(1,106)	(48)	(1,111)
Issuances	(10,673)	(5,147)	(20,274)	(9,466)
Settlements	4,965	2,691	8,016	4,485
Transfers into level 3	(4,403)	(1,149)	(1,898)	(1,010)
Transfers out of level 3	1,546	937	2,043	4,002
Ending balance	$(39,910)	$(25,706)	$(39,910)	$(25,706)
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

Goldman Sachs June 2026 Form 10-Q	30

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
The table below presents information, by the consolidated balance sheet line items, for other financial liabilities included in the summary table above.

	Three Months Ended June		Six Months Ended June
$ in millions	2026	2025	2026	2025
Deposits
Beginning balance	$(3,062)	$(3,055)	$(3,225)	$(3,045)
Net realized gains/(losses)	–	(4)	181	(4)
Net unrealized gains/(losses)	(127)	(38)	(296)	(51)
Issuances	(463)	(157)	(1,028)	(436)
Settlements	475	173	1,051	424
Transfers into level 3	(1)	(9)	–	–
Transfers out of level 3	9	80	148	102
Ending balance	$(3,169)	$(3,010)	$(3,169)	$(3,010)

Other secured financings
Beginning balance	$(1,081)	$(507)	$(493)	$(551)
Net unrealized gains/(losses)	–	(20)	(2)	(23)
Issuances	(50)	(30)	(54)	(30)
Settlements	596	86	25	133
Transfers into level 3	(5)	(22)	(6)	(22)
Transfers out of level 3	70	25	60	25
Ending balance	$(470)	$(468)	$(470)	$(468)

Unsecured short-term borrowings
Beginning balance	$(8,283)	$(5,628)	$(7,665)	$(5,294)
Net realized gains/(losses)	(108)	(23)	(140)	(47)
Net unrealized gains/(losses)	(402)	(456)	164	(357)
Issuances	(4,310)	(2,387)	(7,728)	(3,882)
Settlements	2,057	1,447	3,648	2,361
Transfers into level 3	(1,589)	(422)	(1,011)	(511)
Transfers out of level 3	902	356	999	617
Ending balance	$(11,733)	$(7,113)	$(11,733)	$(7,113)

Unsecured long-term borrowings
Beginning balance	$(17,055)	$(12,507)	$(15,825)	$(13,379)
Net realized gains/(losses)	(237)	(129)	(477)	(210)
Net unrealized gains/(losses)	(871)	(582)	89	(667)
Issuances	(5,850)	(2,573)	(11,453)	(5,118)
Settlements	1,837	985	3,292	1,567
Transfers into level 3	(2,808)	(696)	(881)	(477)
Transfers out of level 3	565	476	836	3,258
Ending balance	$(24,419)	$(15,026)	$(24,419)	$(15,026)

Other liabilities
Beginning balance	$(111)	$(79)	$(105)	$(76)
Net unrealized gains/(losses)	(8)	(10)	(3)	(13)
Issuances	–	–	(11)	–
Ending balance	$(119)	$(89)	$(119)	$(89)
Level 3 Rollforward Commentary for the Three Months Ended June 2026. The net realized and unrealized losses on level 3 other financial liabilities of $1.75 billion (reflecting $345 million of net realized losses and $1.41 billion of net unrealized losses) for the three months ended June 2026 included losses of $1.48 billion reported in market making, $76 million reported in other principal transactions and $1 million reported in interest expense in the consolidated statements of earnings, and $200 million reported in debt valuation adjustment in the consolidated statements of comprehensive income.

The net unrealized losses on level 3 other financial liabilities for the three months ended June 2026 primarily reflected losses on certain hybrid financial instruments included in unsecured long- and short-term borrowings and deposits (in each case, principally due to an increase in equity prices).
Transfers into level 3 other financial liabilities during the three months ended June 2026 primarily reflected transfers of certain hybrid financial instruments included in unsecured long- and short-term borrowings from level 2 (principally due to reduced transparency of certain volatility inputs used to value these instruments).
Transfers out of level 3 other financial liabilities during the three months ended June 2026 primarily reflected transfers of certain hybrid financial instruments included in unsecured short- and long-term borrowings to level 2 (principally due to increased transparency of certain volatility inputs used to value these instruments).
Level 3 Rollforward Commentary for the Six Months Ended June 2026. The net realized and unrealized losses on level 3 other financial liabilities of $484 million (reflecting $436 million of net realized losses and $48 million of net unrealized losses) for the six months ended June 2026 included gains/(losses) of $(574) million reported in market making, $7 million reported in other principal transactions and $(1) million reported in interest expense in the consolidated statements of earnings, and $84 million reported in debt valuation adjustment in the consolidated statements of comprehensive income.
The net unrealized losses on level 3 other financial liabilities for the six months ended June 2026 primarily reflected losses on certain hybrid financial instruments included in deposits (principally due to the impact of changes in equity prices), largely offset by gains on certain hybrid financial instruments included in unsecured short-term borrowings (principally due to the impact of changes in equity prices) and gains on certain hybrid financial instruments included in unsecured long-term borrowings (principally due to the impact of increases in interest rates).
Transfers into level 3 other financial liabilities during the six months ended June 2026 reflected transfers of certain hybrid financial instruments included in unsecured short- and long-term borrowings from level 2 (principally due to reduced transparency of certain volatility inputs used to value these instruments).
Transfers out of level 3 other financial liabilities during the six months ended June 2026 primarily reflected transfers of certain hybrid financial instruments included in short- and long-term borrowings and deposits to level 2 (in each case, principally due to increased transparency of certain volatility inputs used to value these instruments).

31	Goldman Sachs June 2026 Form 10-Q

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

Goldman Sachs June 2026 Form 10-Q	32

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
The table below presents a summary of trading assets and liabilities.

	Trading	Trading
$ in millions	Assets	Liabilities
As of June 2026
Trading cash instruments	$723,911	$223,810
Derivatives	65,172	99,973
Total	$789,083	$323,783
As of December 2025
Trading cash instruments	$603,843	$178,147
Derivatives	52,953	84,405
Total	$656,796	$262,552
See Note 5 for further information about trading cash instruments and Note 7 for further information about derivatives.

Gains and Losses from Market Making
The table below presents market making revenues by major product type.

	Three Months Ended June		Six Months Ended June
$ in millions	2026	2025	2026	2025
Interest rates	$675	$3,621	$(1,830)	$8,031
Credit	10	135	792	253
Currencies	1,954	(2,238)	3,877	(4,710)
Equities	4,537	3,078	8,325	6,020
Commodities	461	137	1,934	862
Total	$7,637	$4,733	$13,098	$10,456
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

33	Goldman Sachs June 2026 Form 10-Q

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
Derivatives are reported on a net-by-counterparty basis (i.e., the net payable or receivable for derivative assets and liabilities for a given counterparty) when a legal right of setoff exists under an enforceable netting agreement (counterparty netting). Derivatives are accounted for at fair value, net of cash collateral received or posted under enforceable credit support agreements (cash collateral netting). Derivative assets are included in trading assets and derivative liabilities are included in trading liabilities. Realized and unrealized gains and losses on derivatives not designated as hedges are included in market making (for derivatives included in Fixed Income, Currency and Commodities (FICC) and Equities within Global Banking & Markets), and other principal transactions (for derivatives included in Investment banking fees and Other within Global Banking & Markets, as well as derivatives in Asset & Wealth Management) in the consolidated statements of earnings. For each of the three and six months ended June 2026 and June 2025, substantially all of the firm’s derivatives were included in Global Banking & Markets.

Goldman Sachs June 2026 Form 10-Q	34

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

	Fair Value as of
	June		December
	2026		2025
$ in millions	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Not accounted for as hedges
Exchange-traded	$2,251	$512	$2,976	$1,217
OTC-cleared	9,288	9,739	4,961	4,854
Bilateral OTC	147,931	110,952	153,595	116,061
Total interest rates	159,470	121,203	161,532	122,132
OTC-cleared	4,168	4,579	2,684	2,973
Bilateral OTC	11,608	10,788	11,091	11,162
Total credit	15,776	15,367	13,775	14,135
Exchange-traded	125	16	126	14
OTC-cleared	1,726	1,800	1,210	1,064
Bilateral OTC	96,504	94,638	78,403	82,468
Total currencies	98,355	96,454	79,739	83,546
Exchange-traded	6,452	6,752	8,597	8,788
OTC-cleared	435	374	640	804
Bilateral OTC	11,990	10,832	7,863	9,924
Total commodities	18,877	17,958	17,100	19,516
Exchange-traded	80,513	119,835	53,564	91,084
OTC-cleared	23	12	33	55
Bilateral OTC	69,799	127,279	34,101	60,422
Total equities	150,335	247,126	87,698	151,561
Subtotal	442,813	498,108	359,844	390,890
Accounted for as hedges
OTC-cleared	53	128	17	49
Bilateral OTC	143	10	164	7
Total interest rates	196	138	181	56
OTC-cleared	55	14	30	5
Bilateral OTC	235	8	25	263
Total currencies	290	22	55	268
Subtotal	486	160	236	324
Total gross fair value	$443,299	$498,268	$360,080	$391,214

Offset in the consolidated balance sheets
Exchange-traded	$(81,881)	$(81,881)	$(58,701)	$(58,701)
OTC-cleared	(14,999)	(14,999)	(8,925)	(8,925)
Bilateral OTC	(230,698)	(230,698)	(193,549)	(193,549)
Counterparty netting	(327,578)	(327,578)	(261,175)	(261,175)
OTC-cleared	(52)	(1,378)	(109)	(424)
Bilateral OTC	(50,497)	(69,339)	(45,843)	(45,210)
Cash collateral netting	(50,549)	(70,717)	(45,952)	(45,634)
Total amounts offset	$(378,127)	$(398,295)	$(307,127)	$(306,809)

Included in the consolidated balance sheets
Exchange-traded	$7,460	$45,234	$6,562	$42,402
OTC-cleared	697	269	541	455
Bilateral OTC	57,015	54,470	45,850	41,548
Total	$65,172	$99,973	$52,953	$84,405

Not offset in the consolidated balance sheets
Cash collateral	$(942)	$(2,177)	$(442)	$(1,951)
Securities collateral	(24,472)	(12,477)	(20,965)	(8,910)
Total	$39,758	$85,319	$31,546	$73,544

	Notional Amounts as of
	June	December
$ in millions	2026	2025
Not accounted for as hedges
Exchange-traded	$1,885,830	$1,983,652
OTC-cleared	22,794,489	16,533,168
Bilateral OTC	11,010,102	10,705,896
Total interest rates	35,690,421	29,222,716
Exchange-traded	151	332
OTC-cleared	1,224,233	986,680
Bilateral OTC	951,076	758,385
Total credit	2,175,460	1,745,397
Exchange-traded	8,613	9,555
OTC-cleared	835,030	523,741
Bilateral OTC	8,302,944	7,192,306
Total currencies	9,146,587	7,725,602
Exchange-traded	403,614	366,003
OTC-cleared	2,254	2,710
Bilateral OTC	229,373	186,420
Total commodities	635,241	555,133
Exchange-traded	2,659,426	2,327,060
OTC-cleared	670	1,062
Bilateral OTC	2,099,595	1,634,183
Total equities	4,759,691	3,962,305
Subtotal	52,407,400	43,211,153
Accounted for as hedges
OTC-cleared	400,479	294,278
Bilateral OTC	1,030	1,157
Total interest rates	401,509	295,435
OTC-cleared	6,191	6,105
Bilateral OTC	16,807	18,188
Total currencies	22,998	24,293
Subtotal	424,507	319,728
Total notional amounts	$52,831,907	$43,530,881
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

35	Goldman Sachs June 2026 Form 10-Q

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

Goldman Sachs June 2026 Form 10-Q	36

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
The table below presents information about credit derivatives.

	Credit Rating of Underlier
$ in millions	Investment-Grade	Non-Investment- Grade/Unrated	Total
As of June 2026
Maximum Payout/Notional Amount of Written Credit Derivatives
By Product
Credit default swaps	$671,070	$151,169	$822,239
Other credit derivatives	192,760	49,262	242,022
Total by product	$863,830	$200,431	$1,064,261

By Maturity
Less than 1 year	$260,246	$60,043	$320,289
1 - 5 years	556,168	131,634	687,802
Greater than 5 years	47,416	8,754	56,170
Total by maturity	$863,830	$200,431	$1,064,261

Maximum Payout/Notional Amount of Purchased Credit Derivatives
Offsetting	$716,384	$151,146	$867,530
Other	184,422	59,247	243,669
Total	$900,806	$210,393	$1,111,199

Fair Value of Written Credit Derivatives
Asset	$7,047	$4,623	$11,670
Liability	1,048	2,177	3,225
Net asset/(liability)	$5,999	$2,446	$8,445
As of December 2025
Maximum Payout/Notional Amount of Written Credit Derivatives
By Product
Credit default swaps	$536,846	$124,330	$661,176
Other credit derivatives	135,770	33,097	168,867
Total by product	$672,616	$157,427	$830,043

By Maturity
Less than 1 year	$184,830	$37,484	$222,314
1 - 5 years	447,318	109,387	556,705
Greater than 5 years	40,468	10,556	51,024
Total by maturity	$672,616	$157,427	$830,043

Maximum Payout/Notional Amount of Purchased Credit Derivatives
Offsetting	$549,513	$127,807	$677,320
Other	188,117	49,917	238,034
Total	$737,630	$177,724	$915,354

Fair Value of Written Credit Derivatives
Asset	$6,169	$4,040	$10,209
Liability	1,345	2,153	3,498
Net asset/(liability)	$4,824	$1,887	$6,711
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
The table below presents information about CVA and FVA.

	Three Months Ended June		Six Months Ended June
$ in millions	2026	2025	2026	2025
CVA, net of hedges	$70	$31	$223	$170
FVA, net of hedges	76	31	(14)	29
Total	$146	$62	$209	$199
Bifurcated Embedded Derivatives
The table below presents the fair value and the notional amount of derivatives that have been bifurcated from their related borrowings.

	As of
	June	December
$ in millions	2026	2025
Fair value of assets	$408	$428
Fair value of liabilities	(191)	(304)
Net asset/(liability)	$217	$124
Notional amount	$9,893	$8,691
In the table above, derivatives that have been bifurcated from their related borrowings are recorded at fair value and the vast majority of such derivatives consist of interest rate and commodity products. These derivatives are included in unsecured short- and long-term borrowings, as well as other secured financings, with the related borrowings.

37	Goldman Sachs June 2026 Form 10-Q

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

	As of
	June	December
$ in millions	2026	2025
Net derivative liabilities under bilateral agreements	$61,805	$33,473
Collateral posted	$56,451	$36,201
Additional collateral or termination payments:
One-notch downgrade	$165	$224
Two-notch downgrade	$1,778	$1,797
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

Goldman Sachs June 2026 Form 10-Q	38

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
The table below presents the gains/(losses) from interest rate and foreign exchange derivatives accounted for as hedges and the related hedged items.

	Three Months Ended June		Six Months Ended June
$ in millions	2026	2025	2026	2025
Interest Rate Hedges - Investments
Interest rate swaps	$898	$(226)	$1,222	$(606)
Hedged investments	(905)	235	(1,239)	631
Gains/(losses)	$(7)	$9	$(17)	$25

Interest Rate Hedges - Borrowings and deposits
Interest rate swaps	$(666)	$1,189	$(1,468)	$3,098
Hedged borrowings and deposits	577	(1,281)	1,343	(3,245)
Gains/(losses)	$(89)	$(92)	$(125)	$(147)

Foreign Currency Hedges - Investments
Foreign currency forward contracts	$(4)	$(325)	$187	$(509)
Hedged investments	23	329	(162)	504
Gains/(losses)	$19	$4	$25	$(5)
The table below presents the carrying value of investments, deposits and unsecured borrowings that are designated in an interest rate hedging relationship and the related cumulative hedging adjustment (increase/(decrease)) from current and prior hedging relationships included in such carrying values.

$ in millions	Carrying Value	Cumulative Hedging Adjustment
As of June 2026
Assets
Investments	$99,993	$(1,143)

Liabilities
Deposits	$304	$(5)
Unsecured short-term borrowings	$9,226	$(70)
Unsecured long-term borrowings	$175,429	$(8,525)

As of December 2025
Assets
Investments	$42,449	$244

Liabilities
Deposits	$762	$(17)
Unsecured short-term borrowings	$4,694	$(25)
Unsecured long-term borrowings	$143,082	$(7,340)
In the table above:
•Cumulative hedging adjustment included $(4.43) billion as of June 2026 and $(4.61) billion as of December 2025 of hedging adjustments from prior hedging relationships that were de-designated and substantially all were related to unsecured long-term borrowings.
•The amortized cost of investments was $100.31 billion as of June 2026 and $42.44 billion as of December 2025.
In addition, cumulative hedging adjustments for items no longer designated in a hedging relationship were not material as of June 2026 and $(133) million as of December 2025.

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
The table below presents the gains/(losses) from the hedges in a net investment hedging relationship.

	Three Months Ended June		Six Months Ended June
$ in millions	2026	2025	2026	2025
Foreign currency forward contracts	$(15)	$(792)	$56	$(1,202)
Foreign currency-denominated debt	$348	$(1,852)	$711	$(2,763)
Gains or losses on individual net investments in non-U.S. operations are reclassified from accumulated other comprehensive income/(loss) to earnings when such net investments are sold or substantially liquidated. The gross and net gains/(losses) reclassified to earnings from accumulated other comprehensive income/(loss) were not material for each of the three and six months ended June 2026 and June 2025.
The firm had designated $29.12 billion as of June 2026 and $22.89 billion as of December 2025 of foreign currency-denominated debt, included in unsecured long- and short-term borrowings, as hedges of net investments in non-U.S. subsidiaries.

39	Goldman Sachs June 2026 Form 10-Q

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
The gains/(losses) included within other comprehensive income/(loss) and the gains/(losses) reclassified to earnings from accumulated other comprehensive income/(loss) related to cash flow hedges were not material for each of the three and six months ended June 2026 and June 2025, and are not expected to be material for the next 12 months. The maximum length of time over which the forecasted cash flows are hedged is approximately one year.
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
The table below presents information about investments.

	As of
	June	December
$ in millions	2026	2025
Available-for-sale securities, at fair value	$155,636	$99,244
Held-to-maturity securities	74,658	69,193

Equity securities, at fair value	14,226	13,866
Debt instruments, at fair value	10,117	11,072
Equity-method investments	988	887
Total other investments	25,331	25,825
Total investments	$255,625	$194,262
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
The table below presents information about available-for-sale securities by type and tenor.

$ in millions	Amortized Cost	Fair Value
As of June 2026
Less than 1 year	$2,482	$2,418
1 year to 5 years	71,398	71,080
5 years to 10 years	64,837	64,543
Greater than 10 years	2,714	2,668
Total U.S. government obligations	141,431	140,709

1 year to 5 years	76	75
5 years to 10 years	436	435
Greater than 10 years	3,202	3,177
Total U.S. agency obligations	3,714	3,687

Less than 1 year	3,926	3,917
1 year to 5 years	6,712	6,501
5 years to 10 years	853	822
Total non-U.S. government obligations	11,491	11,240
Total available-for-sale securities	$156,636	$155,636
As of December 2025
Less than 1 year	$3,723	$3,730
1 year to 5 years	70,516	70,872
5 years to 10 years	15,970	15,980
Total U.S. government obligations	90,209	90,582

5 years to 10 years	104	104
Greater than 10 years	1,361	1,363
Total U.S. agency obligations	1,465	1,467

1 year to 5 years	6,579	6,356
5 years to 10 years	863	839
Total non-U.S. government obligations	7,442	7,195
Total available-for-sale securities	$99,116	$99,244
In the table above:
•U.S. agency obligations consists of U.S. agency-issued mortgage-backed securities.
•Substantially all available-for-sale securities were classified in level 1 of the fair value hierarchy.
•The weighted average yield for available-for-sale securities was 3.87% as of June 2026 and 3.81% as of December 2025. The weighted average yield is presented on a pre-tax basis and computed using the effective interest rate of each security at the end of the period, weighted based on the fair value of each security. The effective interest rate considers the contractual coupon, the amortization of premiums and accretion of discounts, and excludes the effect of related hedges.

Goldman Sachs June 2026 Form 10-Q	40

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
•If the fair value of available-for-sale securities is less than amortized cost, such securities are considered impaired. If the firm has the intent to sell the debt security, or if it is more likely than not that the firm will be required to sell the debt security before recovery of its amortized cost, the difference between the amortized cost (net of allowance, if any) and the fair value of the securities is recognized as an impairment loss in earnings. The firm did not record any such impairment losses during each of the three and six months ended June 2026 and June 2025. Impaired available-for-sale debt securities that the firm has the intent and ability to hold are reviewed to determine if an allowance for credit losses should be recorded. The firm considers various factors in such determination, including market conditions, changes in issuer credit ratings and severity of the unrealized losses. The firm did not record any provision for credit losses on such securities during each of the three and six months ended June 2026 and June 2025.
The table below presents information about available-for-sale securities in an unrealized loss position by aging category.

$ in millions	Less than 12 months	12 months or longer	Total
As of June 2026
Fair value:
U.S. government obligations	$80,505	$12,632	$93,137
U.S. agency obligations	2,492	–	2,492
Non-U.S. government obligations	5,079	3,054	8,133
Total	$88,076	$15,686	$103,762

Gross unrealized losses:
U.S. government obligations	$(612)	$(282)	$(894)
U.S. agency obligations	(30)	–	(30)
Non-U.S. government obligations	(26)	(229)	(255)
Total	$(668)	$(511)	$(1,179)

As of December 2025
Fair value:
U.S. government obligations	$6,733	$10,464	$17,197
U.S. agency obligations	706	–	706
Non-U.S. government obligations	799	3,671	4,470
Total	$8,238	$14,135	$22,373

Gross unrealized losses:
U.S. government obligations	$(12)	$(226)	$(238)
U.S. agency obligations	(1)	–	(1)
Non-U.S. government obligations	(1)	(258)	(259)
Total	$(14)	$(484)	$(498)

The gross unrealized gains included in accumulated other comprehensive income/(loss) for available-for-sale securities were $179 million as of June 2026 and $626 million as of December 2025. Net unrealized gains/(losses) included in other comprehensive income/(loss) for available-for-sale securities were $(117) million ($(94) million, net of tax) for the three months ended June 2026, $370 million ($273 million, net of tax) for the three months ended June 2025, $(1.13) billion ($(847) million, net of tax) for the six months ended June 2026 and $928 million ($693 million, net of tax) for the six months ended June 2025.
The gross realized gains and gross realized losses relating to the sales of available-for-sale securities were not material for each of the three and six months ended June 2026 and June 2025. The specific identification method is used to determine realized gains on available-for-sale securities.
Held-to-Maturity Securities
Held-to-maturity securities are accounted for at amortized cost.
The table below presents information about held-to-maturity securities by type and tenor.

$ in millions	Amortized Cost	Fair Value
As of June 2026
Less than 1 year	$14,092	$14,049
1 year to 5 years	35,652	35,512
5 years to 10 years	3,961	3,945
Greater than 10 years	1	1
Total government obligations	53,706	53,507

Greater than 10 years	20,797	20,992
Total U.S. agency obligations	20,797	20,992

5 years to 10 years	7	7
Greater than 10 years	148	149
Total securities backed by residential real estate	155	156
Total held-to-maturity securities	$74,658	$74,655
As of December 2025
Less than 1 year	$11,336	$11,312
1 year to 5 years	33,900	34,214
Greater than 10 years	1	1
Total government obligations	45,237	45,527

Greater than 10 years	23,785	24,022
Total U.S. agency obligations	23,785	24,022

5 years to 10 years	8	7
Greater than 10 years	163	165
Total securities backed by residential real estate	171	172
Total held-to-maturity securities	$69,193	$69,721

41	Goldman Sachs June 2026 Form 10-Q

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
•The weighted average yield for held-to-maturity securities was 4.20% as of both June 2026 and December 2025. The weighted average yield is presented on a pre-tax basis and computed using the effective interest rate of each security at the end of the period, weighted based on the amortized cost of each security. The effective interest rate considers the contractual coupon and the amortization of premiums and accretion of discounts.
•The gross unrealized gains were $343 million as of June 2026 and $643 million as of December 2025. The gross unrealized losses were $346 million as of June 2026 and $115 million as of December 2025.
•Held-to-maturity securities are reviewed to determine if an allowance for credit losses should be recorded in the consolidated statements of earnings. The firm considers various factors in such determination, including market conditions, changes in issuer credit ratings, historical credit losses and sovereign guarantees. Provision for credit losses on such securities was not material during each of the three and six months ended June 2026 and June 2025.
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

The table below presents information about equity securities, at fair value.

	As of
	June	December
$ in millions	2026	2025
Equity securities, at fair value	$14,226	$13,866

Equity Type
Public equity	3%	4%
Private equity	97%	96%
Total	100%	100%

Asset Class
Corporate	80%	78%
Real estate	20%	22%
Total	100%	100%
In the table above:
•Equity securities, at fair value included investments accounted for at fair value under the fair value option where the firm would otherwise apply the equity method of accounting of $3.91 billion as of June 2026 and $4.23 billion as of December 2025. Gains/(losses) recognized as a result of changes in the fair value of equity securities for which the fair value option was elected were not material for each of the three and six months ended June 2026 and June 2025. Such gains/(losses) are included in other principal transactions.
•Equity securities, at fair value includes investments in private equity, real estate and hedge funds that are measured at NAV.
•Equity securities, at fair value subject to contractual sale restrictions were not material as of both June 2026 and December 2025.
Debt Instruments, at Fair Value. Debt instruments, at fair value primarily includes mezzanine, senior and distressed debt.
The table below presents information about debt instruments, at fair value.

	As of
	June	December
$ in millions	2026	2025
Corporate debt securities	$6,455	$7,039
Securities backed by real estate	314	312
Money market instruments	2,101	2,333
Other	1,247	1,388
Total	$10,117	$11,072
In the table above:
•Substantially all of the money market instruments consists of time deposits.
•Other primarily includes investments in credit funds that are measured at NAV.

Goldman Sachs June 2026 Form 10-Q	42

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
The table below presents the fair value of investments in funds at NAV and the related unfunded commitments.

$ in millions	Fair Value of Investments	Unfunded Commitments
As of June 2026
Private equity funds	$458	$208
Credit funds	913	329
Hedge funds	37	–
Real estate funds	343	134
Total	$1,751	$671

As of December 2025
Private equity funds	$331	$236
Credit funds	999	347
Hedge funds	36	–
Real estate funds	373	158
Total	$1,739	$741
Note 9.
Loans
Loans includes (i) loans held for investment that are accounted for at amortized cost net of allowance for loan losses or at fair value under the fair value option and (ii) loans held for sale that are accounted for at the lower of cost or fair value. Interest on loans is recognized over the life of the loan and is recorded on an accrual basis.
The table below presents information about loans.

$ in millions	Amortized Cost	Fair Value	Held For Sale	Total
As of June 2026
Loan Type
Corporate	$33,663	$615	$1,286	$35,564
Commercial real estate	39,377	408	524	40,309
Residential real estate	32,438	3,104	–	35,542
Securities-based	19,110	–	–	19,110
Other collateralized	105,809	487	2,695	108,991
Credit cards	–	–	19,506	19,506
Other	3,994	26	34	4,054
Total loans, gross	234,391	4,640	24,045	263,076
Allowance for loan losses	(2,188)	–	–	(2,188)
Total loans	$232,203	$4,640	$24,045	$260,888

As of December 2025
Loan Type
Corporate	$29,432	$326	$918	$30,676
Commercial real estate	36,261	420	728	37,409
Residential real estate	28,700	3,257	–	31,957
Securities-based	18,079	–	–	18,079
Other collateralized	97,519	855	625	98,999
Credit cards	–	–	19,742	19,742
Other	2,920	47	53	3,020
Total loans, gross	212,911	4,905	22,066	239,882
Allowance for loan losses	(2,148)	–	–	(2,148)
Total loans	$210,763	$4,905	$22,066	$237,734
In the table above:
•Loans held for investment that are accounted for at amortized cost include net deferred fees and costs, and unamortized premiums and discounts, which are amortized over the life of the loan. These amounts were less than 1% of loans accounted for at amortized cost as of both June 2026 and December 2025.
•Substantially all loans had floating interest rates as of both June 2026 and December 2025.
•During 2025, the firm transferred the Apple Card loan portfolio to held for sale.

43	Goldman Sachs June 2026 Form 10-Q

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
Credit Quality
Risk Assessment. The firm’s risk assessment process includes evaluating the credit quality of its loans by Risk. For corporate loans and a majority of securities-based, real estate, other collateralized and other loans, the firm performs credit analyses which incorporate initial and ongoing evaluations of the capacity and willingness of a borrower to meet its financial obligations. These credit evaluations are performed on an annual basis or more frequently if deemed necessary as a result of events or changes in circumstances. The firm determines an internal credit rating for the borrower by considering the results of the credit evaluations and assumptions with respect to the nature of and outlook for the borrower’s industry and the economic environment. For collateralized loans, the firm also takes into consideration collateral received or other credit support arrangements when determining an internal credit rating. For loans that are not assigned an internal credit rating, including credit card loans and U.S. residential mortgage loans extended to wealth management clients, the firm reviews certain key metrics, including, but not limited to, the Fair Isaac Corporation (FICO) credit scores, loan-to-value ratios, delinquency status, collateral value and other risk factors. In the first quarter of 2026, the firm began assessing the credit quality of all securities-based loans extended to Goldman Sachs Private Bank Select clients using an internal credit rating, as the firm believes that this metric better reflects the credit quality of such loans. The impact of applying this methodology as of December 2025 would have been an increase in loans classified as investment-grade and a decrease in loans classified as other metrics, each by $4.54 billion.

Goldman Sachs June 2026 Form 10-Q	44

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
The table below presents gross loans by an internally determined public rating agency equivalent or other credit metrics and the concentration of secured and unsecured loans.

$ in millions	Investment-Grade	Non-Investment- Grade	Other Metrics/Unrated	Total
As of June 2026
Accounting Method
Amortized cost	$173,324	$48,950	$12,117	$234,391
Fair value	989	606	3,045	4,640
Held for sale	1,775	2,730	19,540	24,045
Total	$176,088	$52,286	$34,702	$263,076
Loan Type
Corporate	$12,172	$23,357	$35	$35,564
Real estate:
Commercial	29,852	10,357	100	40,309
Residential	18,444	2,615	14,483	35,542
Securities-based	18,275	809	26	19,110
Other collateralized	93,906	14,558	527	108,991
Credit cards	–	–	19,506	19,506
Other	3,439	590	25	4,054
Total	$176,088	$52,286	$34,702	$263,076

Secured	93%	88%	43%	86%
Unsecured	7%	12%	57%	14%
Total	100%	100%	100%	100%
As of December 2025
Accounting Method
Amortized cost	$149,682	$47,675	$15,554	$212,911
Fair value	595	1,025	3,285	4,905
Held for sale	695	1,578	19,793	22,066
Total	$150,972	$50,278	$38,632	$239,882
Loan Type
Corporate	$9,243	$21,432	$1	$30,676
Real estate:
Commercial	25,529	11,763	117	37,409
Residential	16,190	2,262	13,505	31,957
Securities-based	13,130	343	4,606	18,079
Other collateralized	84,179	14,231	589	98,999
Credit cards	–	–	19,742	19,742
Other	2,701	247	72	3,020
Total	$150,972	$50,278	$38,632	$239,882

Secured	94%	90%	49%	86%
Unsecured	6%	10%	51%	14%
Total	100%	100%	100%	100%

In the table above:
•Substantially all residential real estate loans included in the other metrics/unrated category consists of loans extended to wealth management clients. As of both June 2026 and December 2025, substantially all such loans had a loan-to-value ratio of less than 80% and were performing in accordance with the contractual terms. Additionally, as of both June 2026 and December 2025, the vast majority of such loans had a FICO credit score of greater than 740.
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
The firm also assigns a regulatory risk rating to its loans based on the definitions provided by the U.S. federal bank regulatory agencies. Total loans included 96% of loans as of June 2026 and 95% of loans as of December 2025 that were rated pass/non-criticized.

45	Goldman Sachs June 2026 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Vintage. The tables below present gross loans accounted for at amortized cost by an internally determined public rating agency equivalent or other credit metrics and origination year for term loans.

	As of June 2026
$ in millions	Investment- Grade	Non-Investment- Grade	Other Metrics/ Unrated	Total
2026	$1,459	$2,475	$–	$3,934
2025	2,348	2,613	–	4,961
2024	1,088	1,429	–	2,517
2023	702	645	–	1,347
2022	471	703	–	1,174
2021 or earlier	472	2,732	–	3,204
Revolving	5,191	11,229	19	16,439
Revolving converted to term	–	87	–	87
Corporate	11,731	21,913	19	33,663
2026	3,081	1,420	40	4,541
2025	4,292	1,926	48	6,266
2024	3,086	847	–	3,933
2023	945	358	–	1,303
2022	777	895	–	1,672
2021 or earlier	1,445	2,076	11	3,532
Revolving	15,756	2,129	–	17,885
Revolving converted to term	175	70	–	245
Commercial real estate	29,557	9,721	99	39,377
2026	2,239	700	1,568	4,507
2025	1,233	265	2,867	4,365
2024	51	31	1,234	1,316
2023	68	–	1,004	1,072
2022	85	41	2,258	2,384
2021 or earlier	9	86	2,589	2,684
Revolving	14,631	1,479	–	16,110
Residential real estate	18,316	2,602	11,520	32,438
2026	10	363	–	373
2025	5	–	–	5
2024	1,212	113	–	1,325
2023	8	–	–	8
2022	5	–	–	5
Revolving	17,035	333	26	17,394
Securities-based	18,275	809	26	19,110
2026	6,708	2,398	52	9,158
2025	10,600	3,804	132	14,536
2024	3,330	1,808	66	5,204
2023	1,620	747	81	2,448
2022	426	95	18	539
2021 or earlier	1,019	82	83	1,184
Revolving	67,958	4,360	21	72,339
Revolving converted to term	377	24	–	401
Other collateralized	92,038	13,318	453	105,809
2026	1,146	185	–	1,331
2025	477	63	–	540
2024	50	31	–	81
2023	80	–	–	80
2022	16	1	–	17
2021 or earlier	27	3	–	30
Revolving	1,611	304	–	1,915
Other	3,407	587	–	3,994
Total	$173,324	$48,950	$12,117	$234,391
Percentage of total	74%	21%	5%	100%

	As of December 2025
$ in millions	Investment- Grade	Non-Investment- Grade	Other Metrics/ Unrated	Total
2025	$2,153	$3,840	$–	$5,993
2024	623	1,645	–	2,268
2023	705	723	–	1,428
2022	680	838	–	1,518
2021	75	1,756	–	1,831
2020 or earlier	477	1,529	–	2,006
Revolving	4,419	9,881	1	14,301
Revolving converted to term	–	87	–	87
Corporate	9,132	20,299	1	29,432
2025	3,452	2,866	88	6,406
2024	3,653	1,058	–	4,711
2023	993	545	28	1,566
2022	858	1,225	1	2,084
2021	390	1,730	–	2,120
2020 or earlier	851	1,272	–	2,123
Revolving	14,440	2,523	–	16,963
Revolving converted to term	185	103	–	288
Commercial real estate	24,822	11,322	117	36,261
2025	1,242	274	2,692	4,208
2024	89	38	1,434	1,561
2023	90	–	1,155	1,245
2022	86	41	2,367	2,494
2021	15	74	2,453	2,542
2020 or earlier	–	19	307	326
Revolving	14,624	1,700	–	16,324
Residential real estate	16,146	2,146	10,408	28,700
2025	5	–	–	5
2024	1,750	38	–	1,788
2023	38	–	–	38
2022	5	–	–	5
Revolving	11,332	305	4,606	16,243
Securities-based	13,130	343	4,606	18,079
2025	10,064	4,475	135	14,674
2024	4,158	1,881	78	6,117
2023	2,355	735	93	3,183
2022	614	178	24	816
2021	725	233	48	1,006
2020 or earlier	590	63	44	697
Revolving	64,769	5,754	–	70,523
Revolving converted to term	503	–	–	503
Other collateralized	83,778	13,319	422	97,519
2025	618	56	–	674
2024	251	72	–	323
2023	81	11	–	92
2022	22	1	–	23
2021	22	–	–	22
2020 or earlier	–	3	–	3
Revolving	1,680	103	–	1,783
Other	2,674	246	–	2,920
Total	$149,682	$47,675	$15,554	$212,911
Percentage of total	70%	23%	7%	100%

Goldman Sachs June 2026 Form 10-Q	46

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Credit Concentrations. The table below presents the concentration of gross loans by region.

$ in millions	Carrying Value	Americas	EMEA	Asia	Total
As of June 2026
Corporate	$35,564	62%	26%	12%	100%
Commercial real estate	40,309	79%	17%	4%	100%
Residential real estate	35,542	91%	7%	2%	100%
Securities-based	19,110	84%	16%	–	100%
Other collateralized	108,991	79%	19%	2%	100%
Credit cards	19,506	100%	–	–	100%
Other	4,054	95%	5%	–	100%
Total	$263,076	80%	17%	3%	100%
As of December 2025
Corporate	$30,676	66%	25%	9%	100%
Commercial real estate	37,409	76%	20%	4%	100%
Residential real estate	31,957	92%	7%	1%	100%
Securities-based	18,079	78%	22%	–	100%
Other collateralized	98,999	80%	18%	2%	100%
Credit cards	19,742	100%	–	–	100%
Other	3,020	97%	3%	–	100%
Total	$239,882	81%	16%	3%	100%
In the table above:
•EMEA represents Europe, Middle East and Africa.
•The top five industry concentrations for corporate loans as of June 2026 were 24% for technology, media & telecommunications, 21% for diversified industrials, 15% for real estate, 9% for consumer & retail and 9% for financial institutions.
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
The table below presents information about past due loans accounted for at amortized cost.

$ in millions	30-89 days	90 days or more	Total
As of June 2026
Corporate	$75	$157	$232
Commercial real estate	103	468	571
Residential real estate	–	15	15
Securities-based	4	–	4
Other collateralized	–	6	6
Other	23	–	23
Total	$205	$646	$851
Total divided by gross loans at amortized cost			0.4%

As of December 2025
Corporate	$–	$32	$32
Commercial real estate	336	281	617
Residential real estate	3	19	22
Securities-based	2	–	2
Other collateralized	57	6	63
Other	–	34	34
Total	$398	$372	$770
Total divided by gross loans at amortized cost			0.4%

47	Goldman Sachs June 2026 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
The table below presents information about nonaccrual loans accounted for at amortized cost.

	As of
	June	December
$ in millions	2026	2025
Corporate	$1,784	$2,065
Commercial real estate	1,186	1,079
Residential real estate	72	85
Other collateralized	424	121
Other	20	37
Total	$3,486	$3,387
Total divided by gross loans at amortized cost	1.5%	1.6%
In the table above:
•Nonaccrual loans included $813 million as of June 2026 and $756 million as of December 2025 of loans that were 30 days or more past due.
•Loans that were 90 days or more past due and still accruing were not material as of both June 2026 and December 2025.
•Allowance for loan losses as a percentage of total nonaccrual loans was 62.8% as of June 2026 and 63.4% as of December 2025.
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
The table below presents the carrying value of loans accounted for at amortized cost, as of both June 2026 and June 2025, that were modified during each of the three and six months ended June 2026 and June 2025.

	Three Months Ended June		Six Months Ended June
$ in millions	2026	2025	2026	2025
Modified loans	$229	$245	$328	$491

In the table above:
•Loan modifications during each of the three and six months ended June 2026 and June 2025 were primarily in the form of term and payment extensions. The impact of these modifications for each of the three and six months ended June 2026 and June 2025 was not material.
•As of June 2026, all of the modified loans were related to corporate, commercial real estate and residential real estate loans. Such modified loans represented less than 1% for each of corporate loans (at amortized cost), commercial real estate loans (at amortized cost) and residential real estate loans (at amortized cost).
•As of June 2025, substantially all of the modified loans were related to corporate, commercial real estate and credit card loans. Such modified loans represented approximately 1% of corporate loans (at amortized cost), and less than 1% of both commercial real estate loans (at amortized cost) and credit card loans (at amortized cost).
•Lending commitments related to modified loans were not material as of June 2026 and $149 million as of June 2025.
•During each of the three and six months ended June 2026 and June 2025, loans that defaulted after being modified were not material. Substantially all of the modified loans were performing in accordance with the modified contractual terms as of both June 2026 and June 2025.
Allowance for Credit Losses
The firm’s allowance for credit losses consists of the allowance for losses on loans and lending commitments accounted for at amortized cost. Loans and lending commitments accounted for at fair value or accounted for at the lower of cost or fair value are not subject to an allowance for credit losses.
To determine the allowance for credit losses, the firm classifies its loans and lending commitments accounted for at amortized cost into loan portfolios based on the level at which the firm has developed and documented its methodology to determine the allowance for credit losses. Following the transfer of the Apple Card loan portfolio to held for sale in December 2025, all of the firm’s loans and lending commitments subject to the allowance for credit losses are classified in the wholesale portfolio. The allowance for credit losses is measured on a collective basis for loans that exhibit similar risk characteristics using a modeled approach and on an asset-specific basis for loans that do not share similar risk characteristics.

Goldman Sachs June 2026 Form 10-Q	48

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
The table below presents gross loans and lending commitments accounted for at amortized cost, all of which are included in the wholesale portfolio.

	As of
	June 2026		December 2025
$ in millions	Loans	Lending Commitments	Loans	Lending Commitments
Corporate	$33,663	$220,279	$29,432	$179,236
Commercial real estate	39,377	10,079	36,261	7,109
Residential real estate	32,438	3,847	28,700	3,017
Securities-based	19,110	923	18,079	784
Other collateralized	105,809	53,834	97,519	47,741
Other	3,994	1,177	2,920	1,085
Total	$234,391	$290,139	$212,911	$238,972
In the table above, loans included $3.49 billion as of June 2026 and $3.39 billion as of December 2025 of nonaccrual loans for which the allowance for credit losses was measured on an asset-specific basis. The allowance for credit losses on these loans was $985 million as of June 2026 and $975 million as of December 2025. These loans included $486 million as of June 2026 and $656 million as of December 2025 of loans which did not require a reserve as the loan was deemed to be recoverable.
See Note 18 for further information about lending commitments.

49	Goldman Sachs June 2026 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Allowance for Credit Losses Rollforward
The table below presents information about the allowance for credit losses.

$ in millions	Wholesale	Consumer	Total
Three Months Ended June 2026
Allowance for loan losses
Beginning balance	$2,345	$–	$2,345
Charge-offs	(185)	–	(185)
Recoveries	–	–	–
Net (charge-offs)/recoveries	(185)	–	(185)
Provision	124	–	124
Other	(96)	–	(96)
Ending balance	$2,188	$–	$2,188

Allowance ratio	0.9%	–	0.9%
Net charge-off ratio	0.3%	–	0.3%
Allowance for losses on lending commitments
Beginning balance	$792	$–	$792
Provision	(21)	–	(21)
Other	–	–	–
Ending balance	$771	$–	$771

Three Months Ended June 2025
Allowance for loan losses
Beginning balance	$2,060	$2,448	$4,508
Charge-offs	(6)	(329)	(335)
Recoveries	4	41	45
Net (charge-offs)/recoveries	(2)	(288)	(290)
Provision	34	307	341
Other	(22)	–	(22)
Ending balance	$2,070	$2,467	$4,537

Allowance ratio	1.1%	12.8%	2.1%
Net charge-off ratio	–	6.1%	0.6%
Allowance for losses on lending commitments
Beginning balance	$707	$–	$707
Provision	40	–	40
Other	2	–	2
Ending balance	$749	$–	$749

Six Months Ended June 2026
Allowance for loan losses
Beginning balance	$2,148	$–	$2,148
Charge-offs	(208)	–	(208)
Recoveries	14	–	14
Net (charge-offs)/recoveries	(194)	–	(194)
Provision	377	–	377
Other	(143)	–	(143)
Ending balance	$2,188	$–	$2,188

Allowance ratio	0.9%	–	0.9%
Net charge-off ratio	0.2%	–	0.2%
Allowance for losses on lending commitments
Beginning balance	$731	$–	$731
Provision	41	–	41
Other	(1)	–	(1)
Ending balance	$771	$–	$771

Six Months Ended June 2025
Allowance for loan losses
Beginning balance	$2,099	$2,567	$4,666
Charge-offs	(66)	(686)	(752)
Recoveries	10	76	86
Net (charge-offs)/recoveries	(56)	(610)	(666)
Provision	101	510	611
Other	(74)	–	(74)
Ending balance	$2,070	$2,467	$4,537

Allowance ratio	1.1%	12.8%	2.1%
Net charge-off ratio	0.1%	6.4%	0.7%
Allowance for losses on lending commitments
Beginning balance	$674	$–	$674
Provision	72	–	72
Other	3	–	3
Ending balance	$749	$–	$749

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
•Other (within allowance for loan losses) primarily represented the reduction to the allowance related to loans transferred to held for sale.
•The allowance ratio is calculated by dividing the allowance for loan losses by gross loans accounted for at amortized cost.
•The net charge-off ratio is calculated by dividing annualized net (charge-offs)/recoveries by average gross loans accounted for at amortized cost.

Goldman Sachs June 2026 Form 10-Q	50

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Forecast Model Inputs as of June 2026
When modeling expected credit losses, the firm employs a weighted, multi-scenario forecast, which includes baseline, favorable and adverse economic scenarios. As of June 2026, this multi-scenario forecast was weighted towards the baseline and adverse economic scenarios.
The table below presents the forecasted U.S. unemployment and U.S. GDP growth rates used in the baseline economic scenario of the forecast model.

As of June 2026
U.S. unemployment rate
Forecast for the quarter ended:
December 2026	4.7%
June 2027	4.6%
December 2027	4.5%

U.S. GDP rate
Forecast for the year:
2026	1.9%
2027	1.8%
2028	1.9%
In the table above:
•U.S. unemployment rate represents the rate forecasted as of the respective quarter-end.
•U.S. GDP rate represents the year-over-year growth rate forecasted for the respective years.
The adverse economic scenario of the forecast model reflects a global recession, resulting in an economic contraction and rising unemployment rates. In this scenario, the U.S. unemployment rate peaks at 7.4% (during the third quarter of 2027) and the maximum decline in quarterly U.S. GDP relative to the second quarter of 2026 is 2.7% (which occurs during the second quarter of 2027).
In the multi-scenario forecast, the weighted average peak U.S. unemployment rate is 5.5% (during the third quarter of 2027) and the largest difference in quarterly U.S. GDP between the baseline scenario and the weighted average is 1.7% (which occurs during the fourth quarter of 2027).
While the U.S. unemployment and U.S. GDP growth rates are significant inputs to the forecast model, the model contemplates a variety of other inputs across a range of scenarios to provide a forecast of future economic conditions. Given the complex nature of the forecasting process, no single economic variable can be viewed in isolation and independently of other inputs.

Allowance for Credit Losses Commentary
Three Months Ended June 2026. The allowance for credit losses decreased by $178 million during the three months ended June 2026, primarily due to charge-offs and transfers of loans to held for sale, partially offset by portfolio growth and asset-specific provisions.
Charge-offs for the three months ended June 2026 for wholesale loans were related to commercial real estate loans, principally related to term loans originated in 2021.
Six Months Ended June 2026. The allowance for credit losses increased by $80 million during the six months ended June 2026, reflecting portfolio growth and asset-specific provisions, partially offset by charge-offs and transfers of loans to held for sale.
Charge-offs for the six months ended June 2026 for wholesale loans were primarily related to commercial real estate loans, principally related to term loans originated in 2021.
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

	Carrying Value	Estimated Fair Value
$ in millions		Level 2	Level 3	Total
As of June 2026
Amortized cost	$232,203	$122,835	$109,603	$232,438
Held for sale	$24,045	$21,916	$2,431	$24,347
As of December 2025
Amortized cost	$210,763	$113,861	$97,210	$211,071
Held for sale	$22,066	$21,383	$694	$22,077
See Note 4 for an overview of the firm’s fair value measurement policies, valuation techniques and significant inputs used to determine the fair value of loans, and Note 5 for information about loans within the fair value hierarchy.

51	Goldman Sachs June 2026 Form 10-Q

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
•Substantially all other secured financings, including structured financing arrangements and transfers of assets accounted for as financings; and
•Certain unsecured short- and long-term borrowings, the vast majority of which are hybrid financial instruments.

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

	Three Months Ended June		Six Months Ended June
$ in millions	2026	2025	2026	2025
Unsecured short-term borrowings	$(2,179)	$(2,229)	$(803)	$(1,812)
Unsecured long-term borrowings	(3,518)	(2,652)	(2,873)	(3,936)
Other	(16)	(276)	321	(481)
Total	$(5,713)	$(5,157)	$(3,355)	$(6,229)
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

Goldman Sachs June 2026 Form 10-Q	52

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
Long-Term Debt Instruments
The difference between the aggregate contractual principal amount and the related fair value of long-term other secured financings for which the fair value option was elected was not material as of both June 2026 and December 2025.
The aggregate contractual principal amount of unsecured long-term borrowings for which the fair value option was elected, exceeded the related fair value by $3.82 billion as of June 2026 and $2.86 billion as of December 2025.
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

	Three Months Ended June		Six Months Ended June
$ in millions	2026	2025	2026	2025
Pre-tax DVA	$(1,142)	$(214)	$485	$98
After-tax DVA	$(806)	$(162)	$342	$70
In the table above:
•After-tax DVA is included in debt valuation adjustment in the consolidated statements of comprehensive income.
•The gains/(losses) reclassified to market making in the consolidated statements of earnings from accumulated other comprehensive income/(loss) upon extinguishment of such financial liabilities were not material for each of the three and six months ended June 2026 and June 2025.
Loans and Lending Commitments
The table below presents the difference between the aggregate fair value and the aggregate contractual principal amount for loans (included in trading assets and loans in the consolidated balance sheets) for which the fair value option was elected.

	As of
	June	December
$ in millions	2026	2025
Performing loans
Aggregate contractual principal in excess of fair value	$1,240	$704

Loans on nonaccrual status and/or more than 90 days past due
Aggregate contractual principal in excess of fair value	$1,983	$1,359
Aggregate fair value	$1,840	$1,939
In the table above, the aggregate contractual principal amount of loans on nonaccrual status and/or more than 90 days past due (which excludes loans carried at zero fair value and considered uncollectible) exceeds the related fair value primarily because the firm regularly purchases loans, such as distressed loans, at values significantly below the contractual principal amounts.
The total contractual amount of unfunded lending commitments for which the fair value option was elected was $905 million as of June 2026 and $944 million as of December 2025, and the related fair value of these lending commitments was not material as of both June 2026 and December 2025. See Note 18 for further information about lending commitments.
Impact of Credit Spreads on Loans and Lending Commitments
The estimated net loss attributable to changes in instrument-specific credit spreads on loans and lending commitments for which the fair value option was elected was not material for each of the three and six months ended June 2026 and June 2025. The firm generally calculates the fair value of loans and lending commitments for which the fair value option is elected by discounting future cash flows at a rate which incorporates the instrument-specific credit spreads. For floating-rate loans and lending commitments, substantially all changes in fair value are attributable to changes in instrument-specific credit spreads, whereas for fixed-rate loans and lending commitments, changes in fair value are also attributable to changes in interest rates.

53	Goldman Sachs June 2026 Form 10-Q

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
Substantially all of the securities borrowed and loaned within Equities financing are recorded based on the amount of cash collateral advanced or received plus accrued interest. The firm also reviews such securities borrowed to determine if an allowance for credit losses should be recorded by taking into consideration the fair value of collateral received. As these agreements generally can be terminated on demand, they exhibit little, if any, sensitivity to changes in interest rates. Therefore, the carrying value of such agreements approximates fair value. As these agreements are not accounted for at fair value, they are not included in the firm’s fair value hierarchy in Notes 4 and 5. Had these agreements been included in the firm’s fair value hierarchy, they would have been classified in level 2 as of both June 2026 and December 2025.

Goldman Sachs June 2026 Form 10-Q	54

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Offsetting Arrangements
The table below presents resale and repurchase agreements and securities borrowed and loaned transactions included in the consolidated balance sheets, as well as the amounts not offset in the consolidated balance sheets.

	Assets		Liabilities
$ in millions	Resale agreements	Securities borrowed	Repurchase agreements	Securities loaned
As of June 2026
Included in the consolidated balance sheets
Gross carrying value	$384,215	$260,536	$529,846	$71,575
Counterparty netting	(262,991)	(15,937)	(262,991)	(15,937)
Total	121,224	244,599	266,855	55,638

Amounts not offset	(118,342)	(237,525)	(263,563)	(54,960)
Total	$2,882	$7,074	$3,292	$678
As of December 2025
Included in the consolidated balance sheets
Gross carrying value	$404,771	$226,145	$502,148	$71,581
Counterparty netting	(278,764)	(17,937)	(278,764)	(17,937)
Total	126,007	208,208	223,384	53,644

Amounts not offset	(119,721)	(200,301)	(219,533)	(53,434)
Total	$6,286	$7,907	$3,851	$210
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
•Resale agreements included in the consolidated balance sheets of $121.21 billion as of June 2026 and $126.01 billion as of December 2025, and all repurchase agreements included in the consolidated balance sheets are carried at fair value under the fair value option. See Notes 4, 5 and 10 for further information about resale agreements and repurchase agreements accounted for at fair value.
•Securities borrowed included in the consolidated balance sheets of $61.76 billion as of June 2026 and $51.58 billion as of December 2025, and securities loaned included in the consolidated balance sheets of $12.87 billion as of June 2026 and $12.00 billion as of December 2025 were at fair value under the fair value option. See Notes 4, 5 and 10 for further information about securities borrowed and securities loaned accounted for at fair value.

Gross Carrying Value of Repurchase Agreements and Securities Loaned
The table below presents the gross carrying value of repurchase agreements and securities loaned by class of collateral pledged.

$ in millions	Repurchase agreements	Securities loaned
As of June 2026
Money market instruments	$1,209	$–
U.S. government and agency obligations	281,528	191
Non-U.S. government and agency obligations	200,544	1,308
Securities backed by commercial real estate	226	–
Securities backed by residential real estate	2,719	–
Corporate debt securities	15,688	140
State and municipal obligations	872	–
Other debt obligations	91	–
Equity securities	26,969	69,936
Total	$529,846	$71,575
As of December 2025
Money market instruments	$395	$–
U.S. government and agency obligations	319,406	–
Non-U.S. government and agency obligations	141,625	1,416
Securities backed by commercial real estate	247	–
Securities backed by residential real estate	2,219	–
Corporate debt securities	13,281	186
State and municipal obligations	370	–
Other debt obligations	89	–
Equity securities	24,516	69,979
Total	$502,148	$71,581
The table below presents the gross carrying value of repurchase agreements and securities loaned by maturity.

	As of June 2026
$ in millions	Repurchase agreements	Securities loaned
No stated maturity and overnight	$267,757	$40,577
2 - 30 days	102,343	1,441
31 - 90 days	55,537	2,628
91 days - 1 year	59,899	14,604
Greater than 1 year	44,310	12,325
Total	$529,846	$71,575
In the table above:
•Repurchase agreements and securities loaned that are repayable prior to maturity at the option of the firm are reflected at their contractual maturity dates.
•Repurchase agreements and securities loaned that are redeemable prior to maturity at the option of the holder are reflected at the earliest dates such options become exercisable.

55	Goldman Sachs June 2026 Form 10-Q

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
Other secured financings included nonrecourse arrangements. Nonrecourse other secured financings were $4.25 billion as of June 2026 and $3.65 billion as of December 2025.
The firm has elected to apply the fair value option to substantially all other secured financings because the use of fair value eliminates non-economic volatility in earnings that would arise from using different measurement attributes. See Notes 4, 5 and 10 for further information about other secured financings that are accounted for at fair value.
Other secured financings that are not recorded at fair value are recorded based on the amount of cash received plus accrued interest, which generally approximates fair value. As these financings are not accounted for at fair value, they are not included in the firm’s fair value hierarchy in Notes 4 and 5. Had these financings been included in the firm’s fair value hierarchy, they would have been primarily classified in level 3 as of both June 2026 and December 2025.
The table below presents information about other secured financings.

$ in millions	U.S. Dollar	Non-U.S. Dollar	Total
As of June 2026
Other secured financings:
Short-term	$16,445	$7,078	$23,523
Long-term	3,085	8,473	11,558
Total other secured financings	$19,530	$15,551	$35,081

Other secured financings collateralized by:
Financial instruments	$17,884	$14,060	$31,944
Other assets	$1,646	$1,491	$3,137
As of December 2025
Other secured financings:
Short-term	$12,152	$5,157	$17,309
Long-term	2,618	8,094	10,712
Total other secured financings	$14,770	$13,251	$28,021

Other secured financings collateralized by:
Financial instruments	$14,461	$11,081	$25,542
Other assets	$309	$2,170	$2,479

In the table above:
•Short-term other secured financings includes financings due to mature within one year of the financial statement date and financings that are redeemable within one year of the financial statement date at the option of the holder.
•Other secured financings included $5.52 billion as of June 2026 and $5.53 billion as of December 2025 of outstanding borrowings from the Federal Home Loan Bank.
•Other secured financings included $34.87 billion as of June 2026 and $27.83 billion as of December 2025 of financings accounted for at fair value under the fair value option.
•Other secured financings included $3.34 billion as of June 2026 and $2.75 billion as of December 2025 related to transfers of financial assets accounted for as financings rather than sales. Such financings were collateralized by financial assets, primarily included in trading assets, of $3.45 billion as of June 2026 and $2.83 billion as of December 2025.
•Other secured financings collateralized by financial instruments included $24.22 billion as of June 2026 and $22.33 billion as of December 2025 of other secured financings collateralized by trading assets, investments and loans, and included $7.73 billion as of June 2026 and $3.21 billion as of December 2025 of other secured financings collateralized by financial instruments received as collateral and repledged.
•U.S. dollar-denominated long-term other secured financings had a weighted average interest rate of 5.82% as of June 2026 and 6.32% as of December 2025. These rates include the effect of hedging activities and excludes other secured financings held at fair value under the fair value option.
•Non-U.S. dollar-denominated short-term other secured financings had a weighted average interest rate of 7.49% as of June 2026. This rate includes the effect of hedging activities and excludes other secured financings held at fair value under the fair value option.
•Non-U.S. dollar-denominated long-term other secured financings had a weighted average interest rate of 7.44% as of both June 2026 and December 2025. This rate includes the effect of hedging activities and excludes other secured financings held at fair value under the fair value option.
•All U.S. dollar-denominated short-term other secured financings were held at fair value under the fair value option as of both June 2026 and December 2025. All non-U.S. dollar-denominated short-term other secured financings were held at fair value under the fair value option as of December 2025.

Goldman Sachs June 2026 Form 10-Q	56

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
The table below presents other secured financings by maturity.

As of
$ in millions	June 2026
Other secured financings (short-term)	$23,523
Other secured financings (long-term):
2027	5,971
2028	2,753
2029	1,481
2030	367
2031	119
2032 - thereafter	867
Total other secured financings (long-term)	11,558
Total other secured financings	$35,081
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

	As of
	June	December
$ in millions	2026	2025
Collateral available to be delivered or repledged	$1,431,870	$1,312,079
Collateral that was delivered or repledged	$1,265,704	$1,119,825
The table below presents information about assets pledged.

	As of
	June	December
$ in millions	2026	2025
Pledged to counterparties that had the right to deliver or repledge
Trading assets	$185,318	$158,641

Pledged to counterparties that did not have the right to deliver or repledge
Trading assets	$206,851	$193,326
Investments	$21,816	$22,394
Loans	$13,461	$12,939
Other assets	$2,816	$664
The firm also segregates securities for regulatory and other purposes related to client activity. Such securities are segregated from trading assets and investments, as well as from securities received as collateral under resale agreements and securities borrowed transactions. Securities segregated by the firm were $47.06 billion as of June 2026 and $41.45 billion as of December 2025.

57	Goldman Sachs June 2026 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Note 12.
Other Assets
The table below presents other assets by type.

	As of
	June	December
$ in millions	2026	2025
Property, leasehold improvements and equipment	$7,474	$7,474
Goodwill	7,342	5,949
Identifiable intangible assets	1,929	842
Operating lease right-of-use assets	1,951	2,050
Income tax-related assets	11,101	11,332
Miscellaneous receivables and other	8,943	8,565
Total	$38,740	$36,212
During the first quarter of 2026, the firm completed the acquisition of Industry Ventures, a leading venture capital platform. The transaction consideration consisted of cash of approximately $360 million, equity with a fair value of approximately $315 million and contingent consideration, with a fair value of approximately $140 million as of the closing date (which is subject to Industry Ventures’ achievement of future performance targets through 2030), of up to approximately $105 million of cash and up to approximately 250,000 of exchangeable instruments convertible into the firm’s common shares (a portion of which will be cash settled). The acquisition was accounted for under the acquisition method of accounting for business combinations. The fair value of consideration has been preliminarily allocated to goodwill of approximately $655 million (all of which is expected to be deductible for tax purposes), identifiable intangible assets of approximately $130 million and tangible assets of approximately $30 million. This acquisition did not have a material impact on the firm’s results of operations for both the three and six months ended June 2026.
During the second quarter of 2026, the firm completed the acquisition of Innovator Capital Management, LLC (Innovator), a leading active exchange-traded fund sponsor. The transaction consideration consisted of cash of approximately $1.50 billion, equity with a fair value of approximately $400 million and contingent consideration, with a fair value of approximately $10 million as of the closing date (which is subject to Innovator’s achievement of future performance targets through 2030), of up to approximately 63,000 of the firm’s common shares. The acquisition was accounted for under the acquisition method of accounting for business combinations. The fair value of consideration has been preliminarily allocated to identifiable intangible assets of approximately $1.07 billion, goodwill of approximately $770 million (all of which is expected to be deductible for tax purposes) and tangible assets of approximately $70 million. This acquisition did not have a material impact on the firm’s results of operations for the three months ended June 2026.
See below for further information about goodwill and identifiable intangible assets related to these acquisitions.

Property, Leasehold Improvements and Equipment
Property, leasehold improvements and equipment is net of accumulated depreciation and amortization of $15.83 billion as of June 2026 and $15.17 billion as of December 2025. Property, leasehold improvements and equipment included $6.58 billion as of June 2026 and $6.55 billion as of December 2025 that the firm uses in connection with its operations. Substantially all of the remainder is held by investment entities, including VIEs, consolidated by the firm. Substantially all property and equipment is depreciated on a straight-line basis over the useful life of the asset. Leasehold improvements are amortized on a straight-line basis over the shorter of the useful life of the improvement or the term of the lease. Capitalized costs of software developed or obtained for internal use are amortized on a straight-line basis over three years.
The firm tests property, leasehold improvements and equipment for impairment when events or changes in circumstances suggest that an asset’s or asset group’s carrying value may not be fully recoverable. To the extent the carrying value of an asset or asset group exceeds the projected undiscounted cash flows expected to result from the use and eventual disposal of the asset or asset group, the firm determines the asset or asset group is impaired and records an impairment equal to the difference between the estimated fair value and the carrying value of the asset or asset group. In addition, the firm will recognize an impairment prior to the sale of an asset or asset group if the carrying value of the asset or asset group exceeds its estimated fair value. Any impairments recognized are included in depreciation and amortization. The firm had no material impairments during either the three or six months ended June 2026, $115 million during the three months ended June 2025 and $123 million during the six months ended June 2025, substantially all related to commercial real estate included in CIEs within Asset & Wealth Management.

Goldman Sachs June 2026 Form 10-Q	58

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Goodwill
Goodwill is the cost of acquired companies in excess of the fair value of net assets, including identifiable intangible assets, at the acquisition date.
The table below presents the carrying value of goodwill by reporting unit.

	As of
	June	December
$ in millions	2026	2025
Global Banking & Markets:
Investment banking	$267	$267
FICC	269	269
Equities	2,647	2,647
Asset & Wealth Management:
Asset management	2,850	1,457
Wealth management	1,309	1,309
Total	$7,342	$5,949
The increase in the carrying value of goodwill within Asset & Wealth Management from December 2025 to June 2026 reflected the acquisitions of Industry Ventures and Innovator in the first half of 2026.
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
There were no events or changes in circumstances during either the three or six months ended June 2026 that would indicate that it was more likely than not that the estimated fair value of each of the reporting units with goodwill did not exceed its respective carrying value as of June 2026.

Identifiable Intangible Assets
The table below presents information about identifiable intangible assets.

	As of
	June	December
$ in millions	2026	2025
Gross carrying value	$3,449	$2,320
Accumulated amortization	(1,520)	(1,478)
Net carrying value	$1,929	$842
In the table above:
•During the six months ended June 2026, the firm acquired approximately $1.20 billion of identifiable intangible assets in connection with the acquisitions of Industry Ventures and Innovator (with a weighted average amortization period of 17 years), substantially all of which consisted of customer lists. During 2025, the amount of identifiable intangible assets acquired by the firm was not material.
•Substantially all of the firm’s identifiable intangible assets consist of customer lists, have finite useful lives and are amortized over their estimated useful lives generally using the straight-line method.
The tables below present information about the amortization of identifiable intangible assets.

	Three Months Ended June		Six Months Ended June
$ in millions	2026	2025	2026	2025
Amortization	$40	$22	$63	$43

As of
$ in millions	June 2026
Estimated future amortization
Remainder of 2026	$79
2027	$159
2028	$159
2029	$148
2030	$146
2031	$146
The firm tests identifiable intangible assets for impairment when events or changes in circumstances suggest that an asset’s or asset group’s carrying value may not be fully recoverable. To the extent the carrying value of an asset or asset group exceeds the projected undiscounted cash flows expected to result from the use and eventual disposal of the asset or asset group, the firm determines the asset or asset group is impaired and records an impairment equal to the difference between the estimated fair value and the carrying value of the asset or asset group. In addition, the firm will recognize an impairment prior to the sale of an asset or asset group if the carrying value of the asset or asset group exceeds its estimated fair value. There were no material impairments or write-downs during each of the three and six months ended June 2026 and June 2025.

59	Goldman Sachs June 2026 Form 10-Q

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
An operating lease right-of-use asset is initially determined based on the operating lease liability, adjusted for initial direct costs, lease incentives and amounts paid at or prior to lease commencement. This amount is then amortized over the lease term. Right-of-use assets and operating lease liabilities recognized (in non-cash transactions for leases entered into or assumed) by the firm were not material for the three months ended June 2026 and June 2025, not material for the six months ended June 2026 and $123 million for the six months ended June 2025. See Note 15 for information about operating lease liabilities.
For leases where the firm will derive no economic benefit from leased space that it has vacated or where the firm has shortened the term of a lease when space is no longer needed, the firm will record an impairment or accelerated amortization of right-of-use assets. There were no material impairments or accelerated amortizations during each of the three and six months ended June 2026 and June 2025.
Miscellaneous Receivables and Other
Miscellaneous receivables and other included:
•Investments in qualified affordable housing and renewable energy projects of $4.21 billion as of June 2026 and $4.12 billion as of December 2025. The firm receives tax credits for such investments. See Note 17 for further information about these investments.
•Assets classified as held for sale of $124 million as of December 2025, primarily related to certain of the firm’s consolidated investments within Asset & Wealth Management. Substantially all of these assets consisted of property and equipment and were included in miscellaneous receivables and other within other assets. Assets classified as held for sale were not material as of June 2026. See Note 9 for further information about the Apple Card loan portfolio that was classified as held for sale.

Note 13.
Deposits
The table below presents information about deposits.

	As of
	June	December
$ in millions	2026	2025
U.S. offices	$434,868	$389,929
Non-U.S. offices	123,087	111,493
Total	$557,955	$501,422
In the table above:
•Deposits include savings, demand and time deposits.
•All U.S. deposits were held at Goldman Sachs Bank USA (GS Bank USA). Substantially all non-U.S. deposits were held at Goldman Sachs International Bank (GSIB) and Goldman Sachs Bank Europe SE (GSBE).
•Substantially all deposits are interest-bearing.
The table below presents maturities of time deposits held in U.S. and non-U.S. offices.

	As of June 2026
$ in millions	U.S.	Non-U.S.	Total
Remainder of 2026	$67,874	$33,032	$100,906
2027	62,212	22,630	84,842
2028	8,100	448	8,548
2029	4,439	203	4,642
2030	3,411	75	3,486
2031	2,019	9	2,028
2032 - thereafter	1,331	51	1,382
Total	$149,386	$56,448	$205,834
In the table above:
•The aggregate amount of time deposits in denominations that met or exceeded the applicable insurance limits, or were otherwise not covered by insurance, were $43.02 billion in U.S. deposits and $52.82 billion in non-U.S. deposits.
•Time deposits included $90.25 billion as of June 2026 and $76.57 billion as of December 2025 of deposits accounted for at fair value under the fair value option. See Notes 4, 5 and 10 for further information about deposits accounted for at fair value.
The firm’s savings and demand deposits are recorded based on the amount of cash received plus accrued interest, which approximates fair value. In addition, the firm designates certain derivatives as fair value hedges to convert a portion of its time deposits not accounted for at fair value from fixed-rate obligations into floating-rate obligations. The carrying value of time deposits not accounted for at fair value approximated fair value as of both June 2026 and December 2025. As these savings and demand deposits and time deposits are not accounted for at fair value, they are not included in the firm’s fair value hierarchy in Notes 4 and 5. Had these deposits been included in the firm’s fair value hierarchy, they would have been classified in level 2 as of both June 2026 and December 2025.

Goldman Sachs June 2026 Form 10-Q	60

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Note 14.
Unsecured Borrowings
The table below presents information about unsecured borrowings.

	As of
	June	December
$ in millions	2026	2025
Unsecured short-term borrowings	$89,911	$70,459
Unsecured long-term borrowings	347,963	285,500
Total	$437,874	$355,959
Unsecured Short-Term Borrowings
Unsecured short-term borrowings included $34.23 billion as of June 2026 and $30.52 billion as of December 2025 of unsecured long-term borrowings that are due to mature within one year of the financial statement date and unsecured long-term borrowings that are redeemable within one year of the financial statement date at the option of the holder. In addition, unsecured short-term borrowings included $629 million of commercial paper outstanding as of June 2026. There was no commercial paper outstanding as of December 2025. The vast majority of the remaining unsecured short-term borrowings consist of hybrid financial instruments, which are accounted for at fair value under the fair value option. See Notes 4, 5 and 10 for further information about unsecured short-term borrowings that are accounted for at fair value.
The firm designates certain derivatives as fair value hedges to convert a portion of its unsecured short-term borrowings not accounted for at fair value from fixed-rate obligations into floating-rate obligations.
The carrying value of unsecured short-term borrowings for which the firm did not elect the fair value option generally approximates fair value due to the short-term nature of the obligations. As these unsecured short-term borrowings are not accounted for at fair value, they are not included in the firm’s fair value hierarchy in Notes 4 and 5. Had these borrowings been included in the firm’s fair value hierarchy, substantially all would have been classified in level 2 as of both June 2026 and December 2025.
The weighted average interest rates for unsecured short-term borrowings were 4.99% as of June 2026 and 4.34% as of December 2025. These rates include the effect of hedging activities and exclude unsecured short-term borrowings accounted for at fair value under the fair value option. See Note 7 for further information about hedging activities.

Unsecured Long-Term Borrowings
The table below presents information about unsecured long-term borrowings.

	As of
	June	December
$ in millions	2026	2025
U.S. Dollar	$253,566	$212,561
Non-U.S. Dollar	94,397	72,939
Total	$347,963	$285,500
In the table above:
•Unsecured long-term borrowings consists principally of senior borrowings, which have maturities extending through 2076.
•Unsecured long-term borrowings included $144.70 billion as of June 2026 and $112.68 billion as of December 2025 of borrowings accounted for at fair value under the fair value option. The vast majority of such borrowings consist of hybrid financial instruments, which primarily include equity- and interest rate-linked instruments. The carrying value of unsecured long-term borrowings for which the firm did not elect the fair value option was $203.26 billion as of June 2026 and $172.82 billion as of December 2025. The estimated fair value of such unsecured long-term borrowings was $206.20 billion as of June 2026 and $177.67 billion as of December 2025. As these borrowings are not accounted for at fair value, they are not included in the firm’s fair value hierarchy in Notes 4 and 5. Had these borrowings been included in the firm’s fair value hierarchy, substantially all would have been classified in level 2 as of both June 2026 and December 2025.
•The vast majority of unsecured long-term borrowings consist of fixed-rate obligations.
•U.S. dollar-denominated borrowings had interest rates ranging from 1.54% to 6.75% (with a weighted average rate of 4.49%) as of June 2026 and 1.43% to 6.75% (with a weighted average rate of 4.32%) as of December 2025. These rates exclude unsecured long-term borrowings accounted for at fair value under the fair value option.
•Non-U.S. dollar-denominated borrowings had interest rates ranging from 0.25% to 7.99% (with a weighted average rate of 2.63%) as of June 2026 and 0.25% to 7.25% (with a weighted average rate of 2.22%) as of December 2025. These rates exclude unsecured long-term borrowings accounted for at fair value under the fair value option.

61	Goldman Sachs June 2026 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
•Total unsecured long-term borrowings had interest rates ranging from 0.25% to 7.99% (with a weighted average rate of 4.07%) as of June 2026 and 0.25% to 7.25% (with a weighted average rate of 3.92%) as of December 2025. These rates exclude unsecured long-term borrowings accounted for at fair value under the fair value option.
The firm designates certain derivatives as fair value hedges to convert a portion of fixed-rate unsecured long-term borrowings not accounted for at fair value into floating-rate obligations. As of both June 2026 and December 2025, after giving effect to such hedges, the vast majority of unsecured long-term borrowings consisted of floating-rate obligations and had weighted average interest rates of 4.75% as of June 2026 and 4.92% as of December 2025. These rates exclude unsecured long-term borrowings accounted for at fair value under the fair value option. See Note 7 for further information about hedging activities.
The table below presents unsecured long-term borrowings by maturity.

As of
$ in millions	June 2026
2027	$24,814
2028	44,071
2029	55,279
2030	36,875
2031	38,442
2032 - thereafter	148,482
Total	$347,963
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
•Unsecured long-term borrowings included $(8.71) billion of adjustments to the carrying value of certain unsecured long-term borrowings resulting from the application of hedge accounting by year of maturity as follows: $(224) million in 2027, $(442) million in 2028, $(735) million in 2029, $(728) million in 2030, $(219) million in 2031, $(6.36) billion in 2032 and thereafter.

Subordinated Borrowings
Unsecured long-term borrowings includes subordinated debt and junior subordinated debt. Subordinated debt that matures within one year is included in unsecured short-term borrowings. Junior subordinated debt is junior in right of payment to other subordinated borrowings, which are junior to senior borrowings. Subordinated debt had maturities ranging from 2026 to 2045 as of both June 2026 and December 2025.
The table below presents information about subordinated borrowings.

$ in millions	Par Amount	Carrying Value	Rate
As of June 2026
Subordinated debt	$14,689	$13,806	5.64%
Junior subordinated debt	968	1,005	5.18%
Total	$15,657	$14,811	5.62%
As of December 2025
Subordinated debt	$10,096	$9,413	6.12%
Junior subordinated debt	968	1,026	5.58%
Total	$11,064	$10,439	6.07%
In the table above, the rate is the weighted average interest rate for these borrowings (excluding borrowings accounted for at fair value under the fair value option), including the effect of fair value hedges used to convert fixed-rate obligations into floating-rate obligations. See Note 7 for further information about hedging activities.

Goldman Sachs June 2026 Form 10-Q	62

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Junior Subordinated Debt
In 2004, Group Inc. issued $2.84 billion of junior subordinated debt to Goldman Sachs Capital I, a Delaware statutory trust. Goldman Sachs Capital I issued $2.75 billion of guaranteed preferred beneficial interests (Trust Preferred securities) to third parties and $85 million of common beneficial interests to Group Inc. As of both June 2026 and December 2025, the outstanding par amount of junior subordinated debt held by Goldman Sachs Capital I was $968 million and the outstanding par amount of Trust Preferred securities and common beneficial interests issued by Goldman Sachs Capital I was $939 million and $29 million, respectively. Goldman Sachs Capital I is a wholly-owned finance subsidiary of the firm for regulatory and legal purposes but is not consolidated for accounting purposes.
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
Note 15.
Other Liabilities
The table below presents other liabilities by type.

	As of
	June	December
$ in millions	2026	2025
Compensation and benefits	$8,572	$10,231
Income tax-related liabilities	4,523	4,223
Operating lease liabilities	2,064	2,170
Noncontrolling interests	984	446
Accrued expenses and other	11,583	10,431
Total	$27,726	$27,501

Operating Lease Liabilities
For leases longer than one year, the firm recognizes a right-of-use asset representing the right to use the underlying asset for the lease term, and a lease liability representing the liability to make payments. See Note 12 for information about operating lease right-of-use assets.
The table below presents information about operating lease liabilities.

$ in millions	Operating lease liabilities
As of June 2026
Remainder of 2026	$191
2027	372
2028	325
2029	281
2030	228
2031 - thereafter	1,283
Total undiscounted lease payments	2,680
Imputed interest	(616)
Total operating lease liabilities	$2,064

Weighted average remaining lease term	11 years
Weighted average discount rate	4.32%
As of December 2025
2026	$381
2027	348
2028	307
2029	269
2030	201
2031 - thereafter	1,326
Total undiscounted lease payments	2,832
Imputed interest	(662)
Total operating lease liabilities	$2,170

Weighted average remaining lease term	11 years
Weighted average discount rate	4.34%
In the table above, the weighted average discount rate represents the firm’s incremental borrowing rate as of the date of adoption of ASU No. 2016-02, “Leases (Topic 842),” for operating leases existing on the date of adoption and as of the lease inception date for leases entered into subsequent to the adoption of this ASU.
Operating lease costs were $123 million for the three months ended June 2026, $120 million for the three months ended June 2025, $246 million for the six months ended June 2026 and $234 million for the six months ended June 2025. Variable lease costs, which are included in operating lease costs, were not material for each of the three and six months ended June 2026 and June 2025. Total occupancy expenses for space held in excess of the firm’s current requirements were not material for each of the three and six months ended June 2026 and June 2025.
Lease payments relating to operating lease arrangements that were signed but had not yet commenced were $1.33 billion as of June 2026.

63	Goldman Sachs June 2026 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Accrued Expenses and Other
Accrued expenses and other included:
•Liabilities classified as held for sale were not material as of both June 2026 and December 2025. See Note 12 for further information about assets held for sale.
•Contract liabilities, which represent consideration received by the firm in connection with its contracts with clients prior to providing the service, were $183 million as of June 2026 and $132 million as of December 2025.
•Accrued unfunded commitments related to investments in qualified affordable housing and renewable energy projects were $2.60 billion as of June 2026 and $2.57 billion as of December 2025. See Note 17 for further information about these investments.
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

	Three Months Ended June		Six Months Ended June
$ in millions	2026	2025	2026	2025
Residential mortgages	$17,287	$13,012	$32,023	$26,582
Commercial mortgages	6,801	4,393	11,629	8,839
Other financial assets	1,036	1,112	1,036	1,530
Total financial assets securitized	$25,124	$18,517	$44,688	$36,951
Retained interests cash flows	$310	$226	$552	$427
The firm securitized assets of $204 million during the three months ended June 2026, $210 million during the three months ended June 2025, $388 million during the six months ended June 2026 and $343 million during the six months ended June 2025, in a non-cash exchange for loans and investments.
The table below presents information about nonconsolidated securitization entities to which the firm sold assets and had continuing involvement as of the end of the period.

$ in millions	Outstanding Principal Amount	Retained Interests	Purchased Interests
As of June 2026
U.S. government agency-issued CMOs	$74,634	$4,809	$–
Other residential mortgage-backed	42,057	1,823	81
Other commercial mortgage-backed	75,498	1,146	25
Corporate debt and other asset-backed	13,671	596	–
Total	$205,860	$8,374	$106
As of December 2025
U.S. government agency-issued CMOs	$62,433	$3,169	$–
Other residential mortgage-backed	38,605	1,630	37
Other commercial mortgage-backed	77,967	1,148	39
Corporate debt and other asset-backed	13,904	511	14
Total	$192,909	$6,458	$90

Goldman Sachs June 2026 Form 10-Q	64

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
•The fair value of retained interests was $8.23 billion as of June 2026 and $6.37 billion as of December 2025.
In addition to the interests in the table above, the firm had other continuing involvement in the form of derivative transactions and commitments with certain nonconsolidated VIEs. The carrying value of these derivatives and commitments was a net asset of $1.40 billion as of June 2026 and $1.48 billion as of December 2025, and the notional amount of these derivatives and commitments was $4.10 billion as of June 2026 and $4.13 billion as of December 2025. The notional amounts of these derivatives and commitments are included in maximum exposure to loss in the nonconsolidated VIEs table in Note 17. Additionally, the firm provided seller financing of $806 million (in connection with the sale of $1.13 billion of loans) during the three months ended June 2026, $868 million (in connection with the sale of $1.21 billion of loans) during the six months ended June 2026 and $340 million (in connection with the sale of $425 million of loans) during the six months ended June 2025. The firm did not provide any seller financing during the three months ended June 2025. The principal and interest repayments received from the seller financings were $239 million for the three months ended June 2026, $172 million for the three months ended June 2025, $319 million for the six months ended June 2026 and $370 million for the six months ended June 2025. The total outstanding principal amount of seller financings was $1.77 billion as of June 2026 and $1.18 billion as of December 2025.

The table below presents information about the weighted average key economic assumptions used in measuring the fair value of mortgage-backed retained interests.

	As of
	June	December
$ in millions	2026	2025
Fair value of retained interests	$7,663	$5,865
Weighted average life (years)	5.9	6.2
Constant prepayment rate	14.0%	12.4%
Impact of 10% adverse change	$(61)	$(53)
Impact of 20% adverse change	$(116)	$(102)
Discount rate	7.0%	8.6%
Impact of 10% adverse change	$(207)	$(171)
Impact of 20% adverse change	$(400)	$(331)
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
The firm had other retained interests not reflected in the table above with a fair value of $562 million and a weighted average life of 5.6 years as of June 2026, and a fair value of $506 million and a weighted average life of 4.1 years as of December 2025. Due to the nature and fair value of certain of these retained interests, the weighted average assumptions for constant prepayment and discount rates and the related sensitivity to adverse changes were not meaningful as of both June 2026 and December 2025. The firm’s maximum exposure to adverse changes in the value of these interests was the carrying value of $596 million as of June 2026 and $511 million as of December 2025.

65	Goldman Sachs June 2026 Form 10-Q

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

Goldman Sachs June 2026 Form 10-Q	66

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
Nonconsolidated VIEs
The table below presents a summary of the nonconsolidated VIEs in which the firm holds variable interests.

	As of
	June	December
$ in millions	2026	2025
Total nonconsolidated VIEs
Assets in VIEs	$292,635	$271,331
Carrying value of variable interests — assets	$20,047	$17,746
Carrying value of variable interests — liabilities	$3,468	$3,016
Maximum exposure to loss:
Retained interests	$8,374	$6,458
Purchased interests	808	681
Commitments and guarantees	6,112	6,239
Derivatives	8,248	9,445
Debt and equity	6,636	6,284
Total	$30,178	$29,107
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

The table below presents information, by principal business activity, for nonconsolidated VIEs included in the summary table above.

	As of
	June	December
$ in millions	2026	2025
Mortgage-backed
Assets in VIEs	$193,183	$180,240
Carrying value of variable interests — assets	$7,959	$6,094
Maximum exposure to loss:
Retained interests	$7,778	$5,947
Purchased interests	181	147
Derivatives	1	1
Total	$7,960	$6,095

Tax credit, credit-related, real estate and other investing
Assets in VIEs	$75,820	$67,290
Carrying value of variable interests — assets	$7,237	$7,073
Carrying value of variable interests — liabilities	$3,048	$2,587
Maximum exposure to loss:
Commitments and guarantees	$5,473	$5,376
Debt and equity	4,619	4,494
Total	$10,092	$9,870

Corporate debt and other asset-backed
Assets in VIEs	$23,632	$23,801
Carrying value of variable interests — assets	$4,851	$4,579
Carrying value of variable interests — liabilities	$420	$429
Maximum exposure to loss:
Retained interests	$596	$511
Purchased interests	627	534
Commitments and guarantees	639	863
Derivatives	8,247	9,444
Debt and equity	2,017	1,790
Total	$12,126	$13,142
As of both June 2026 and December 2025, the carrying values of the firm’s variable interests in nonconsolidated VIEs are included in the consolidated balance sheets as follows:
•Mortgage-backed: Assets primarily included in trading assets and loans.
•Tax credit, credit-related, real estate and other investing: Assets primarily included in investments and other assets, and liabilities included in trading liabilities and other liabilities.
•Corporate debt and other asset-backed: Assets included in loans and trading assets, and liabilities included in trading liabilities.

67	Goldman Sachs June 2026 Form 10-Q

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

	As of
	June	December
$ in millions	2026	2025
Carrying value of investments	$4,209	$4,123
In the table above, investments included $2.60 billion as of June 2026 and $2.57 billion as of December 2025 of accrued unfunded commitments. As of June 2026, a majority of such accrued unfunded commitments were expected to be funded by year-end 2028.

The table below presents information about the amortization and income tax credits and other income tax benefits related to investments in qualified affordable housing and renewable energy projects that met the criteria of the proportional amortization method of accounting.

	Three Months Ended June		Six Months Ended June
$ in millions	2026	2025	2026	2025
Amortization	$142	$128	$243	$259
Tax credits and other benefits	$178	$164	$308	$332
Investments in qualified affordable housing projects that did not meet the criteria for the proportional amortization method of accounting were not material as of both June 2026 and December 2025.
The firm’s existing investments in renewable energy projects that receive production tax credits were not eligible for transition to the proportional amortization method of accounting upon adoption of ASU No. 2023-02. Such investments were $1.05 billion as of June 2026 and $1.17 billion as of December 2025, were included in investments in the consolidated balance sheets and were accounted for at fair value under the fair value option.

Goldman Sachs June 2026 Form 10-Q	68

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Consolidated VIEs
The table below presents a summary of the carrying value and balance sheet classification of assets and liabilities in consolidated VIEs.

	As of
	June	December
$ in millions	2026	2025
Total consolidated VIEs
Assets
Cash and cash equivalents	$102	$49
Customer and other receivables	1	1
Trading assets	102	112
Investments	690	347
Other assets	41	71
Total	$936	$580

Liabilities
Other secured financings	$594	$643
Customer and other payables	14	7
Unsecured short-term borrowings	5	5
Unsecured long-term borrowings	13	14
Other liabilities	525	212
Total	$1,151	$881
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
•Substantially all assets can only be used to settle obligations of the VIE.
The table below presents information, by principal business activity, for consolidated VIEs included in the summary table above.

	As of
	June	December
$ in millions	2026	2025
Assets
Real estate and other investing	$782	$466
Corporate debt and other asset-backed	69	23
Principal-protected notes	85	91
Total	$936	$580

Liabilities
Real estate and other investing	$539	$221
Corporate debt and other asset-backed	260	298
Principal-protected notes	352	362
Total	$1,151	$881
In the table above, creditors and beneficial interest holders of real estate and other investing VIEs do not have recourse to the general credit of the firm.

Note 18.
Commitments, Contingencies and Guarantees
Commitments
The table below presents commitments by type.

	As of
	June	December
$ in millions	2026	2025
Commitment Type
Commercial lending:
Investment-grade	$201,327	$154,598
Non-investment-grade	82,822	81,407
Warehouse financing	16,277	16,349
Credit cards	74,520	70,823
Total lending	374,946	323,177
Risk participations	11,027	8,435
Collateralized agreement	122,828	103,188
Collateralized financing	79,932	43,206
Investment	5,492	9,721
Other	11,653	9,392
Total commitments	$605,878	$497,119
The table below presents commitments by expiration.

	As of June 2026
	Remainder of	2027 -	2029 -	2031 -
$ in millions	2026	2028	2030	Thereafter
Commitment Type
Commercial lending:
Investment-grade	$8,704	$70,852	$80,245	$41,526
Non-investment-grade	1,333	27,465	31,904	22,120
Warehouse financing	271	6,448	6,732	2,826
Credit cards	74,520	–	–	–
Total lending	84,828	104,765	118,881	66,472
Risk participations	98	1,593	7,136	2,200
Collateralized agreement	116,002	5,909	917	–
Collateralized financing	77,344	2,588	–	–
Investment	1,371	968	148	3,005
Other	10,772	880	–	1
Total commitments	$290,415	$116,703	$127,082	$71,678

69	Goldman Sachs June 2026 Form 10-Q

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
The table below presents information about lending commitments.

	As of
	June	December
$ in millions	2026	2025
Held for investment	$290,139	$238,972
Held for sale	82,075	82,558
At fair value	2,732	1,647
Total	$374,946	$323,177
In the table above:
•Held for investment lending commitments are accounted for at amortized cost. The carrying value of lending commitments was a liability of $1.11 billion (including allowance for credit losses of $771 million) as of June 2026 and $1.04 billion (including allowance for credit losses of $731 million) as of December 2025. The estimated fair value of such lending commitments was a liability of $6.78 billion as of June 2026 and $6.03 billion as of December 2025. Had these lending commitments been carried at fair value and included in the fair value hierarchy, $3.28 billion as of June 2026 and $3.44 billion as of December 2025 would have been classified in level 2, and $3.50 billion as of June 2026 and $2.59 billion as of December 2025 would have been classified in level 3.
•Held for sale lending commitments are accounted for at the lower of cost or fair value. The carrying value of lending commitments held for sale was not material as of both June 2026 and December 2025. The estimated fair value of such lending commitments approximates the carrying value. Had these lending commitments been included in the fair value hierarchy, they would have been primarily classified in level 3 as of June 2026 and primarily classified in level 2 as of December 2025.
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

Goldman Sachs June 2026 Form 10-Q	70

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Investment Commitments
Investment commitments includes commitments to invest in private equity, real estate and other assets directly and through funds that the firm raises and manages. Investment commitments included $857 million as of June 2026 and $1.00 billion as of December 2025, related to commitments to invest in funds managed by the firm. If these commitments are called, they would be funded at market value on the date of investment.
As of December 2025, investment commitments also included the firm’s commitment to acquire Industry Ventures and Innovator. These acquisitions were completed in the first half of 2026. See Note 12 for further information about these acquisitions.
Contingencies
Legal Proceedings. See Note 27 for information about legal proceedings.
Guarantees
The table below presents derivatives that meet the definition of a guarantee, securities lending and clearing guarantees and certain other financial guarantees.

$ in millions	Derivatives	Securities lending and clearing	Other financial guarantees
As of June 2026
Carrying Value of Net Liability	$3,062	$–	$497
Maximum Payout/Notional Amount by Period of Expiration
Remainder of 2026	$159,017	$154,378	$1,892
2027 - 2028	205,721	–	3,135
2029 - 2030	26,899	–	3,904
2031 - thereafter	36,747	–	1,135
Total	$428,384	$154,378	$10,066
As of December 2025
Carrying Value of Net Liability	$2,643	$–	$485
Maximum Payout/Notional Amount by Period of Expiration
2026	$219,426	$182,017	$2,435
2027 - 2028	111,873	–	3,709
2029 - 2030	17,321	–	2,195
2031 - thereafter	31,026	–	313
Total	$379,646	$182,017	$8,652
In the table above:
•The maximum payout is based on the notional amount of the contract and does not represent anticipated losses.
•Amounts exclude certain commitments to issue standby letters of credit that are included in lending commitments. See the tables in “Commitments” above for a summary of the firm’s commitments.
•The carrying value for derivatives included derivative assets of $830 million as of June 2026 and $765 million as of December 2025, and derivative liabilities of $3.89 billion as of June 2026 and $3.41 billion as of December 2025.

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
As an agency lender, the firm indemnifies most of its securities lending customers against losses incurred in the event that borrowers do not return securities and the collateral held is insufficient to cover the market value of the securities borrowed. The maximum payout of such indemnifications was $18.82 billion as of June 2026 and $15.58 billion as of December 2025. Collateral held by the lenders in connection with securities lending indemnifications was $19.61 billion as of June 2026 and $16.22 billion as of December 2025. Because the contractual nature of these arrangements requires the firm to obtain collateral with a market value that exceeds the value of the securities lent to the borrower, there is minimal performance risk associated with these indemnifications.

71	Goldman Sachs June 2026 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
As a sponsoring member of the Government Securities Division of the Fixed Income Clearing Corporation, the firm guarantees the performance of its sponsored member clients to the Fixed Income Clearing Corporation in connection with certain resale and repurchase agreements. To minimize potential losses on such guarantees, the firm obtains a security interest in the collateral that the sponsored client placed with the Fixed Income Clearing Corporation. Therefore, the risk of loss on such guarantees is minimal. The maximum payout on this guarantee was $135.56 billion as of June 2026 and $166.44 billion as of December 2025. The related collateral held was $135.41 billion as of June 2026 and $166.25 billion as of December 2025.
Other Financial Guarantees. In the ordinary course of business, the firm provides other financial guarantees of the obligations of third parties (e.g., standby letters of credit and other guarantees to enable clients to complete transactions and fund-related guarantees). These guarantees represent obligations to make payments to beneficiaries if the guaranteed party fails to fulfill its obligation under a contractual arrangement with that beneficiary. Other financial guarantees also include a guarantee that the firm has provided to the Government of Malaysia that it would receive, by August 2025, at least $1.4 billion in assets and proceeds from assets seized by governmental authorities around the world related to 1Malaysia Development Berhad, a sovereign wealth fund in Malaysia (1MDB). The firm initiated arbitration against the Government of Malaysia in October 2023 concerning its approach to recovering and crediting assets under the guarantee, and the arbitral process is ongoing. In August 2025, the Government of Malaysia made a demand for a final payment of approximately $1 billion towards the guarantee. The firm believes that the Government of Malaysia has recovered in excess of $1.4 billion in creditable assets and that no payment should be required. Final determinations on all issues, including whether any payment is required, will be made through the arbitral process. See Note 27 for further information about matters related to 1MDB.
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
The firm is unable to develop an estimate of the maximum payout under these guarantees and indemnifications as this depends upon the occurrence of future events, including an assessment of claims that have not yet occurred. However, management believes that it is unlikely the firm will have to make any material payments under these arrangements, and no material liabilities related to these guarantees and indemnifications have been recognized in the consolidated balance sheets as of both June 2026 and December 2025.

Goldman Sachs June 2026 Form 10-Q	72

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
In addition, the firm may provide indemnifications to some counterparties to protect them in the event additional taxes are owed or payments are withheld, due either to a change in or an adverse application of certain non-U.S. tax laws. These indemnifications, as well as indemnifications provided by the firm on other contractual or other obligations, generally are standard contractual terms and are entered into in the ordinary course of business. Generally, there are no stated or notional amounts included in these indemnifications, and the contingencies triggering the obligation to indemnify are not expected to occur. Future changes in tax laws and how such laws would apply to these indemnifications cannot be determined. Therefore, the firm is unable to develop an estimate of the maximum payout under these guarantees and indemnifications. However, management believes that it is unlikely the firm will have to make any material payments under these arrangements, and no material liabilities related to these arrangements have been recognized in the consolidated balance sheets as of both June 2026 and December 2025.
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

Note 19.
Shareholders’ Equity
Common Equity
As of both June 2026 and December 2025, the firm had 4.00 billion authorized shares of common stock and 200 million authorized shares of nonvoting common stock, each with a par value of $0.01 per share.
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
The table below presents information about common stock repurchases.

	Three Months Ended June		Six Months Ended June
in millions, except per share amounts	2026	2025	2026	2025
Common share repurchases	4.1	5.3	9.5	12.5
Average cost per share	$984.57	$564.57	$949.67	$590.94
Total cost of common share repurchases	$4,000	$3,000	$9,000	$7,360
Pursuant to the terms of certain share-based awards, employees may remit shares to the firm or the firm may cancel share-based awards to satisfy statutory employee tax withholding requirements. In connection with these awards, during the six months ended June 2026, 2,073 shares were remitted with a total value of $1.9 million and the firm cancelled 3.0 million share-based awards with a total value of $2.86 billion. The amount of cash used to settle share-based awards was not material for each of the three and six months ended June 2026 and June 2025.
The table below presents common stock dividends declared.

	Three Months Ended June		Six Months Ended June
	2026	2025	2026	2025
Dividends declared per common share	$4.50	$3.00	$9.00	$6.00
On July 13, 2026, the Board of Directors of Group Inc. increased the quarterly dividend to $5.00 per common share from $4.50 per common share. The dividend will be paid on September 29, 2026 to common shareholders of record on September 1, 2026.

73	Goldman Sachs June 2026 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Preferred Equity
The tables below present information about the perpetual preferred stock issued and outstanding as of June 2026.

Series	Shares Authorized	Shares Issued	Shares Outstanding	Depositary Shares Per Share
A	50,000	30,000	29,999	1,000
C	25,000	8,000	8,000	1,000
D	60,000	54,000	53,999	1,000
E	17,500	7,667	7,667	N.A.
F	5,000	1,615	1,615	N.A.
O	26,000	26,000	26,000	25
U	30,000	30,000	30,000	25
V	30,000	30,000	30,000	25
W	60,000	60,000	60,000	25
X	90,000	90,000	90,000	25
Y	80,000	80,000	80,000	25
Z	76,000	76,000	76,000	25
Total	549,500	493,282	493,280

Series	Earliest Redemption Date	Liquidation Preference	Redemption Value ($ in millions)
A	Currently redeemable	$25,000	$750
C	Currently redeemable	$25,000	200
D	Currently redeemable	$25,000	1,350
E	Currently redeemable	$100,000	767
F	Currently redeemable	$100,000	161
O	November 10, 2026	$25,000	650
U	August 10, 2026	$25,000	750
V	November 10, 2026	$25,000	750
W	February 10, 2029	$25,000	1,500
X	May 10, 2029	$25,000	2,250
Y	November 10, 2034	$25,000	2,000
Z	February 10, 2030	$25,000	1,900
Total			$13,028
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
•The redemption price per share for Series A through F and Series U through Z Preferred Stock is the liquidation preference plus declared and unpaid dividends. The redemption price per share for Series O Preferred Stock is the liquidation preference plus accrued and unpaid dividends.
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
In the first quarter of 2026, the firm redeemed all outstanding shares of its (i) Series Q 5.50% Fixed-Rate Reset Non-Cumulative Preferred Stock (Series Q Preferred Stock) with a redemption value of $500 million ($25,000 per share) plus declared and unpaid dividends, (ii) Series R 4.95% Fixed-Rate Reset Non-Cumulative Preferred Stock (Series R Preferred Stock) with a redemption value of $600 million ($25,000 per share) plus declared and unpaid dividends and (iii) Series S 4.40% Fixed-Rate Reset Non-Cumulative Preferred Stock (Series S Preferred Stock) with a redemption value of $350 million ($25,000 per share) plus declared and unpaid dividends. The difference between the redemption value and net carrying value at the time of these redemptions was $3 million, which was recorded as an addition to preferred stock dividends in the first quarter of 2026.
In the second quarter of 2026, the firm redeemed all outstanding shares of its Series T 3.80% Fixed-Rate Reset Non-Cumulative Preferred Stock (Series T Preferred Stock) with a redemption value of $675 million ($25,000 per share) plus declared and unpaid dividends. The difference between the redemption value and net carrying value at the time of the redemption was $1 million, which was recorded as an addition to preferred stock dividends in the second quarter of 2026.
In July 2026, the firm issued 100,000 shares of Series AA 6.500% Fixed-Rate Reset Non-Cumulative Preferred Stock (Series AA Preferred Stock). Each share of Series AA Preferred Stock issued and outstanding has a liquidation preference of $25,000 per share, is represented by 25 depositary shares and is redeemable at the firm’s option beginning August 10, 2031 at a redemption price equal to $25,000 per share plus declared and unpaid dividends. Dividends on Series AA Preferred Stock, if declared, are payable semi-annually at (i) 6.500% per annum from the issuance date to, but excluding, August 10, 2031 and, thereafter, (ii) 2.175% per annum plus the five-year treasury rate.

Goldman Sachs June 2026 Form 10-Q	74

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
In July 2026, the firm announced it will redeem all outstanding shares of its Series U 3.65% Fixed-Rate Reset Non-Cumulative Preferred Stock (Series U Preferred Stock) with a redemption value of $750 million ($25,000 per share) plus declared and unpaid dividends.
The preferred stock issuance costs in the consolidated statements of changes in shareholders’ equity reflect reclassifications of issuance costs to retained earnings on redemptions, net of issuance costs relating to new issuances.
The table below presents the dividend rates of perpetual preferred stock as of June 2026.

Series	Per Annum Dividend Rate
A	3 month term SOFR + 1.01161%, with floor of 3.75%, payable quarterly
C	3 month term SOFR + 1.01161%, with floor of 4.00%, payable quarterly
D	3 month term SOFR + 0.93161%, with floor of 4.00%, payable quarterly
E	3 month term SOFR + 1.02911%, with floor of 4.00%, payable quarterly
F	3 month term SOFR + 1.03161%, with floor of 4.00%, payable quarterly
O	5.30%, payable semi-annually, from issuance date to, but excluding, November 10, 2026; 3 month term SOFR + 4.09561%, payable quarterly, thereafter
U	3.65%, payable semi-annually, from issuance date to, but excluding, August 10, 2026; 5 year treasury rate + 2.915%, payable semi-annually, thereafter
V	4.125%, payable semi-annually, from issuance date to, but excluding, November 10, 2026; 5 year treasury rate + 2.949%, payable semi-annually, thereafter
W	7.50%, payable semi-annually, from issuance date to, but excluding, February 10, 2029; 5 year treasury rate + 3.156%, payable semi-annually, thereafter
X	7.50%, payable semi-annually, from issuance date to, but excluding, May 10, 2029; 5 year treasury rate + 2.809%, payable semi-annually, thereafter
Y	6.125%, payable semi-annually, from issuance date to, but excluding, November 10, 2034; 10 year treasury rate +2.40%, payable semi-annually, thereafter
Z	6.850%, payable semi-annually, from issuance date to, but excluding, February 10, 2030; 5 year treasury rate + 2.461%, payable semi-annually, thereafter
In the table above:
•Dividends on each series of preferred stock are payable in arrears for the periods specified.
•The treasury rate for Series U through Z is based on the most recent dividend determination date of the respective series.

The table below presents preferred stock dividends declared.

	2026		2025
Series	per share	$ in millions	per share	$ in millions
Three Months Ended June
A	$290.72	$9	$335.50	$11
C	$290.72	3	$335.50	3
D	$285.72	15	$330.44	18
E	$1,187.17	10	$1,351.76	10
F	$1,187.80	2	$1,352.39	2
O	$662.50	17	$662.50	17
T	$475.00	12	$475.00	13
V	$515.63	15	$515.63	15
X	$937.50	84	$937.50	84
Y	$765.63	61	$952.78	77
Total		$228		$250
Six Months Ended June
A	$602.28	$18	$680.99	$21
C	$602.28	5	$680.99	6
D	$592.17	32	$670.93	36
E	$2,405.93	19	$2,749.24	21
F	$2,407.19	4	$2,750.50	4
O	$662.50	17	$662.50	17
Q	$922.38	17	$922.38	18
R	$945.00	21	$618.75	15
S	$898.25	12	$550.00	8
T	$475.00	12	$475.00	13
U	$456.25	14	$456.25	14
V	$515.63	15	$515.63	15
W	$937.50	56	$937.50	56
X	$937.50	84	$937.50	84
Y	$765.63	61	$952.78	77
Z	$856.25	65	$–	–
Total		$452		$405
On July 7, 2026, Group Inc. declared dividends of $294.44 per share of Series A Preferred Stock, $294.44 per share of Series C Preferred Stock, $289.39 per share of Series D Preferred Stock, $456.25 per share of Series U Preferred Stock, $937.50 per share of Series W Preferred Stock and $856.25 per share of Series Z Preferred Stock to be paid on August 10, 2026 to preferred shareholders of record on July 26, 2026 and declared dividends of $1,198.44 per share of Series E Preferred Stock and $1,199.08 per share of Series F Preferred Stock to be paid on September 1, 2026 to preferred shareholders of record on August 17, 2026. The aggregate amount of such preferred dividends was approximately $175 million.

75	Goldman Sachs June 2026 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Accumulated Other Comprehensive Income/(Loss)
The table below presents changes in accumulated other comprehensive income/(loss), net of tax, by type.

$ in millions	Beginning balance	Other comprehensive income/(loss) adjustments, net of tax	Ending balance
Three Months Ended June 2026
Currency translation	$(831)	$(46)	$(877)
Debt valuation adjustment	86	(806)	(720)
Pension and postretirement liabilities	(495)	3	(492)
Available-for-sale securities	(650)	(94)	(744)
Cash flow hedges	(22)	(1)	(23)
Total	$(1,912)	$(944)	$(2,856)
Three Months Ended June 2025
Currency translation	$(850)	$(35)	$(885)
Debt valuation adjustment	(154)	(162)	(316)
Pension and postretirement liabilities	(518)	13	(505)
Available-for-sale securities	(552)	273	(279)
Cash flow hedges	5	(5)	–
Total	$(2,069)	$84	$(1,985)
Six Months Ended June 2026
Currency translation	$(804)	$(73)	$(877)
Debt valuation adjustment	(1,062)	342	(720)
Pension and postretirement liabilities	(496)	4	(492)
Available-for-sale securities	103	(847)	(744)
Cash flow hedges	(1)	(22)	(23)
Total	$(2,260)	$(596)	$(2,856)
Six Months Ended June 2025
Currency translation	$(815)	$(70)	$(885)
Debt valuation adjustment	(386)	70	(316)
Pension and postretirement liabilities	(528)	23	(505)
Available-for-sale securities	(972)	693	(279)
Cash flow hedges	(1)	1	–
Total	$(2,702)	$717	$(1,985)

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

Goldman Sachs June 2026 Form 10-Q	76

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Consolidated Regulatory Capital Requirements
Risk-Based Capital Ratios. The table below presents the minimum, capital conservation buffer and total risk-based capital requirements.

	As of
	June	December	June	December
	2026	2025	2026	2025
	Standardized		Advanced
Risk-based capital minimum requirements
CET1 capital ratio	4.5%	4.5%	4.5%	4.5%
Tier 1 capital ratio	6.0%	6.0%	6.0%	6.0%
Total capital ratio	8.0%	8.0%	8.0%	8.0%

Capital conservation buffer requirements
G-SIB surcharge (Method 2)	3.5%	3.0%	3.5%	3.0%
Stress capital buffer	3.4%	3.4%	N/A	N/A
Fixed buffer	N/A	N/A	2.5%	2.5%
Countercyclical capital buffer	0.0%	0.0%	0.0%	0.0%
Total	6.9%	6.4%	6.0%	5.5%

Total risk-based capital requirements
CET1 capital ratio	11.4%	10.9%	10.5%	10.0%
Tier 1 capital ratio	12.9%	12.4%	12.0%	11.5%
Total capital ratio	14.9%	14.4%	14.0%	13.5%
In the table above:
•The total risk-based capital requirements for each of the capital ratios consist of the required risk-based capital minimum and the capital conservation buffer requirements.
•The G-SIB surcharge is calculated using two methodologies (Method 1 and Method 2), the higher of which is reflected in the firm’s capital conservation buffer requirements. Method 1 relies upon measures of the size, interconnectedness, substitutability, complexity and cross-jurisdictional activities of each G-SIB. Method 2 uses similar inputs but includes a measure of reliance on short-term wholesale funding instead of substitutability. As of both June 2026 and December 2025, the G-SIB surcharge (Method 2) was higher and therefore was reflected in the capital conservation buffer requirements.
•In February 2026, the FRB announced that the 2026 Comprehensive Capital Analysis and Review (CCAR) stress test would not result in a new binding stress capital buffer (SCB) and that BHCs will continue to be subject to their SCB requirements based on their 2025 CCAR stress test until they receive new SCB requirements in 2027. As a result, absent further action from the FRB, the 3.4% SCB that the FRB set for the firm starting October 1, 2025 will remain effective through September 30, 2027.

The table below presents information about risk-based capital ratios.

$ in millions	Standardized	Advanced
As of June 2026
CET1 capital	$101,657	$101,657
Tier 1 capital	$114,382	$114,382
Tier 2 capital	$16,311	$13,703
Total capital	$130,693	$128,085
RWAs	$790,640	$747,374

CET1 capital ratio	12.9%	13.6%
Tier 1 capital ratio	14.5%	15.3%
Total capital ratio	16.5%	17.1%
As of December 2025
CET1 capital	$104,297	$104,297
Tier 1 capital	$118,943	$118,943
Tier 2 capital	$11,722	$9,527
Total capital	$130,665	$128,470
RWAs	$727,338	$691,470

CET1 capital ratio	14.3%	15.1%
Tier 1 capital ratio	16.4%	17.2%
Total capital ratio	18.0%	18.6%
In the table above, the Standardized risk-based capital ratios as of June 2026 decreased compared with December 2025, primarily reflecting increases in both Credit and Market RWAs. The Advanced risk-based capital ratios as of June 2026 decreased compared with December 2025, reflecting increases in Credit, Market and Operational RWAs.

77	Goldman Sachs June 2026 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Leverage Ratios. The table below presents the leverage requirements.

	As of
	June	December
	2026	2025
Tier 1 leverage ratio	4.0%	4.0%
SLR	3.75%	5.0%
In the table above, the SLR requirement is calculated as the sum of (i) a 3% minimum as of both June 2026 and December 2025 and (ii) a buffer of 0.75% as of June 2026 and 2% as of December 2025.
On January 1, 2026, the firm early adopted the modified Enhanced Supplementary Leverage Ratio (eSLR) standards, which replaced the 2% buffer applicable to G-SIBs, with a buffer equal to 50% of the firm’s G-SIB surcharge (Method 1).
The table below presents information about leverage ratios.

	For the Three Months
	Ended or as of
	June	December
$ in millions	2026	2025
Tier 1 capital	$114,382	$118,943
Average adjusted total assets	$2,105,650	$1,810,007
Total leverage exposure	$2,646,205	$2,297,597

Tier 1 leverage ratio	5.4%	6.6%
SLR	4.3%	5.2%
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
The Capital Framework includes the minimum risk-based capital and the capital conservation buffer requirements (consisting of a 2.5% buffer and the countercyclical capital buffer). The buffer must consist entirely of capital that qualifies as CET1 capital. In addition, the Capital Framework includes the leverage ratio requirement. GS Bank USA is required to calculate the CET1 capital, Tier 1 capital and Total capital ratios in accordance with both the Standardized and Advanced Capital Rules. The lower of each risk-based capital ratio calculated under the Standardized and Advanced Capital Rules is the ratio against which GS Bank USA’s compliance with its risk-based capital requirements is assessed. In addition, under the regulatory framework for prompt corrective action applicable to GS Bank USA, in order to meet the quantitative requirements for a “well-capitalized” depository institution, GS Bank USA must also meet the “well-capitalized” requirements in the table below. GS Bank USA’s capital levels and prompt corrective action classification are also subject to qualitative judgments by the regulators about components of capital, risk weightings and other factors. Failure to comply with the capital requirements, including a breach of the buffers described below, would result in restrictions being imposed by the regulators.

Goldman Sachs June 2026 Form 10-Q	78

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
•The SLR requirement is calculated as the sum of (i) a 3% minimum as of both June 2026 and December 2025 and (ii) a 0.75% buffer as of June 2026. On January 1, 2026, GS Bank USA early adopted the modified eSLR standards, which replaced the SLR requirement for insured depository institution subsidiaries of G-SIBs to be well-capitalized with a new buffer requirement equal to 50% of their parents’ G-SIB surcharge (Method 1), capped at 1%, in addition to the 3% SLR minimum.
•The “well-capitalized” requirement was the binding requirement for the Tier 1 leverage ratio as of both June 2026 and December 2025 and the “well-capitalized” requirement was the binding requirement for the SLR as of December 2025.

The table below presents information about GS Bank USA’s risk-based capital ratios.

$ in millions	Standardized	Advanced
As of June 2026
CET1 capital	$59,262	$59,262
Tier 1 capital	$59,262	$59,262
Tier 2 capital	$5,517	$3,937
Total capital	$64,779	$63,199
RWAs	$439,700	$331,903

CET1 capital ratio	13.5%	17.9%
Tier 1 capital ratio	13.5%	17.9%
Total capital ratio	14.7%	19.0%
As of December 2025
CET1 capital	$64,071	$64,071
Tier 1 capital	$64,071	$64,071
Tier 2 capital	$2,052	$677
Total capital	$66,123	$64,748
RWAs	$409,796	$306,699

CET1 capital ratio	15.6%	20.9%
Tier 1 capital ratio	15.6%	20.9%
Total capital ratio	16.1%	21.1%
In the table above:
•The lower of the Standardized or Advanced ratio is the ratio against which GS Bank USA’s compliance with the capital requirements is assessed under the risk-based Capital Rules, and therefore, the Standardized ratios applied to GS Bank USA as of both June 2026 and December 2025.
•The Standardized risk-based capital ratios as of June 2026 decreased compared with December 2025, reflecting increases in both Credit and Market RWAs and a decrease in capital. The Advanced risk-based capital ratios as of June 2026 decreased compared with December 2025, reflecting increases in Credit, Market and Operational RWAs and a decrease in capital.

79	Goldman Sachs June 2026 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
The table below presents information about GS Bank USA’s leverage ratios.

	For the Three Months
	Ended or as of
	June	December
$ in millions	2026	2025
Tier 1 capital	$59,262	$64,071
Average adjusted total assets	$772,756	$656,463
Total leverage exposure	$1,063,694	$912,004

Tier 1 leverage ratio	7.7%	9.8%
SLR	5.6%	7.0%
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
The FRB requires that GS Bank USA maintain cash reserves with the Federal Reserve. As of both June 2026 and December 2025, the reserve requirement ratio was zero percent. See Note 26 for further information about cash deposits held by the firm at the Federal Reserve.
GS Bank USA is a registered swap dealer with the CFTC and a registered security-based swap dealer with the SEC. As of both June 2026 and December 2025, GS Bank USA was subject to and in compliance with applicable capital requirements for swap dealers and security-based swap dealers.

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
Group Inc.’s equity investment in subsidiaries was $143.32 billion as of June 2026 and $143.11 billion as of December 2025. The firm’s regulated subsidiaries were required to hold minimum equity capital of $116.82 billion as of June 2026 and $109.48 billion as of December 2025 to satisfy regulatory requirements.
Group Inc.’s capital invested in certain non-U.S. dollar functional currency subsidiaries is exposed to foreign exchange risk, substantially all of which is managed through a combination of non-U.S. dollar-denominated debt and derivatives. See Note 7 for information about the firm’s net investment hedges used to hedge this risk.
Note 21.
Earnings Per Common Share
Basic earnings per common share (EPS) is calculated by dividing net earnings to common, less net earnings attributable to participating securities, by the weighted average number of common shares outstanding and common shares deliverable for RSUs that are not, in either case, subject to satisfaction of future service, performance or market conditions (collectively, basic shares). Diluted EPS includes the determinants of basic EPS and reflects the dilutive effect of common shares deliverable for RSUs and other share-based arrangements that are subject to satisfaction of certain conditions, and the dilutive effect of instruments that are convertible into common shares (collectively, dilutive instruments).

Goldman Sachs June 2026 Form 10-Q	80

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
The table below presents information about basic and diluted EPS.

	Three Months Ended June		Six Months Ended June
in millions, except per share amounts	2026	2025	2026	2025
Net earnings to common	$6,399	$3,473	$11,802	$8,056
Net earnings to participating securities	(17)	(12)	(32)	(24)
Impact of dilutive instruments	16	12	32	24
Net earnings to common for diluted EPS	$6,398	$3,473	$11,802	$8,056

Weighted average basic shares	300.1	313.7	301.9	317.2
Dilutive effect of RSUs	4.4	4.6	4.2	4.2
Dilutive effect of convertible instruments	0.4	–	0.4	–
Weighted average diluted shares	304.9	318.3	306.5	321.4

Basic EPS	$21.27	$11.03	$38.99	$25.32
Diluted EPS	$20.98	$10.91	$38.51	$25.07
In the table above:
•Net earnings to common represents net earnings applicable to common shareholders, which is calculated as net earnings less preferred stock dividends.
•Net earnings to participating securities represents net earnings attributed to unvested share-based awards and other share-based arrangements that have non-forfeitable rights to dividends or dividend equivalents. These securities are each treated as a separate class of securities under the two-class method, and net earnings attributed to such securities are deducted from net earnings to common in calculating basic EPS.
•Impact of dilutive instruments represents net earnings attributable to instruments that have a dilutive effect on the EPS calculation. For RSUs and certain other share-based arrangements, diluted EPS is calculated under both the two-class and treasury stock methods, and for each, the more dilutive amount is reported. For each of the periods presented, substantially all RSUs were more dilutive under the treasury stock method, and for both the three and six months ended June 2026, certain other share-based arrangements were more dilutive under the two-class method. For convertible instruments, diluted EPS is calculated using the if-converted method if dilutive. For both the three and six months ended June 2026, the if-converted method was dilutive.
•Diluted EPS does not include antidilutive RSUs and other share-based arrangements, including those that are subject to service, market or performance conditions, of 0.3 million for both the three and six months ended June 2026, and 0.1 million for both the three and six months ended June 2025.

Note 22.
Transactions with Affiliated Funds
The firm has formed nonconsolidated investment funds with third-party investors. As the firm generally acts as the investment manager for these funds, it is entitled to receive management fees and, in certain cases, incentive fees from these funds. Additionally, the firm invests alongside its clients in certain funds.
The tables below present information about affiliated funds.

	Three Months Ended June		Six Months Ended June
$ in millions	2026	2025	2026	2025
Fees earned from funds	$1,732	$1,502	$3,344	$2,905

	As of
	June	December
$ in millions	2026	2025
Fees receivable from funds	$1,600	$1,586
Aggregate carrying value of interests in funds	$3,403	$3,362
In the ordinary course of business, the firm may choose to provide voluntary financial support to funds, although any such support is not expected to be material to the results of operations of the firm. The firm has waived or deferred collection of management fees and has deferred reimbursement of expenses, and in the future may waive or defer collection of management fees, from select funds. The impact of these voluntary waivers and deferrals to the firm’s results of operations was approximately $45 million for the three months ended June 2026, approximately $25 million for the three months ended June 2025, approximately $135 million for the six months ended June 2026 and approximately $95 million for the six months ended June 2025. Except as noted above, the firm did not provide any additional voluntary financial support to its affiliated funds during each of the three and six months ended June 2026 and June 2025.
In addition, in the ordinary course of business and subject to applicable regulatory requirements, the firm may also engage in other activities with its affiliated funds, including, among others, securities lending, trade execution, market-making, custody and warehousing. See Note 18 for information about the firm’s investment commitments related to these funds.

81	Goldman Sachs June 2026 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Note 23.
Interest Income and Interest Expense
Interest is recorded over the life of the instrument on an accrual basis based on contractual interest rates.
The table below presents sources of interest income and interest expense.

	Three Months Ended June		Six Months Ended June
$ in millions	2026	2025	2026	2025
Deposits with banks	$1,457	$1,439	$2,681	$2,914
Collateralized agreements	4,891	4,698	9,541	9,296
Trading assets	4,697	4,141	9,485	8,421
Investments	2,364	1,910	4,432	3,695
Loans	3,659	4,109	7,039	7,989
Other interest	4,979	3,492	9,506	6,857
Total interest income	22,047	19,789	42,684	39,172
Deposits	5,098	4,569	9,772	9,075
Collateralized financings	4,578	4,170	9,089	8,374
Trading liabilities	1,179	1,009	2,369	1,892
Short-term borrowings	354	315	752	761
Long-term borrowings	2,617	2,579	5,070	5,072
Other interest	4,267	4,043	8,123	7,999
Total interest expense	18,093	16,685	35,175	33,173
Net interest income	$3,954	$3,104	$7,509	$5,999
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

Goldman Sachs June 2026 Form 10-Q	82

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
The table below presents the earliest tax years that remain subject to examination by major jurisdiction.

As of
Jurisdiction	June 2026
U.S. Federal	2011
New York State and City	2015
United Kingdom	2017
Japan	2020
Hong Kong	2020
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

83	Goldman Sachs June 2026 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Segment Results
The table below presents a summary of the firm’s segment results.

	Three Months Ended June		Six Months Ended June
$ in millions	2026	2025	2026	2025
Global Banking & Markets
Non-interest revenues	$12,903	$8,563	$23,456	$17,856
Net interest income	2,617	1,570	4,802	3,018
Total net revenues	15,520	10,133	28,258	20,874
Provision for credit losses	75	173	323	239

Compensation and benefits expenses	3,864	2,892	7,288	6,002
Other operating expenses	4,082	2,993	7,667	5,807
Total operating expenses	7,946	5,885	14,955	11,809
Pre-tax earnings	$7,499	$4,075	$12,980	$8,826
Net earnings	$5,815	$3,056	$10,573	$7,042
Net earnings to common	$5,629	$2,859	$10,203	$6,723
Average common equity	$81,817	$79,601	$81,785	$79,480
Return on average common equity	27.5%	14.4%	25.0%	16.9%

Asset & Wealth Management
Non-interest revenues	$3,935	$3,014	$7,309	$5,980
Net interest income	662	817	1,366	1,562
Total net revenues	4,597	3,831	8,675	7,542
Provision for credit losses	27	(96)	93	(78)

Compensation and benefits expenses	2,160	1,696	3,988	3,339
Other operating expenses	1,298	1,319	2,552	2,532
Total operating expenses	3,458	3,015	6,540	5,871
Pre-tax earnings	$1,112	$912	$2,042	$1,749
Net earnings	$856	$693	$1,663	$1,395
Net earnings to common	$820	$649	$1,590	$1,323
Average common equity	$23,822	$24,654	$23,592	$24,665
Return on average common equity	13.8%	10.5%	13.5%	10.7%

Platform Solutions
Non-interest revenues	$(454)	$(98)	$(709)	$(190)
Net interest income	675	717	1,341	1,419
Total net revenues	221	619	632	1,229
Provision for credit losses	–	307	1	510

Compensation and benefits expenses	80	97	240	220
Other operating expenses	189	244	364	469
Total operating expenses	269	341	604	689
Pre-tax earnings/(loss)	$(48)	$(29)	$27	$30
Net earnings/(loss)	$(43)	$(26)	$22	$24
Net earnings/(loss) to common	$(50)	$(35)	$9	$10
Average common equity	$3,425	$4,441	$3,593	$4,475
Return on average common equity	(5.8)%	(3.2)%	0.5%	0.4%

Total
Non-interest revenues	$16,384	$11,479	$30,056	$23,646
Net interest income	3,954	3,104	7,509	5,999
Total net revenues	20,338	14,583	37,565	29,645
Provision for credit losses	102	384	417	671

Compensation and benefits expenses	6,104	4,685	11,516	9,561
Other operating expenses	5,569	4,556	10,583	8,808
Total operating expenses	11,673	9,241	22,099	18,369
Pre-tax earnings	$8,563	$4,958	$15,049	$10,605
Net earnings	$6,628	$3,723	$12,258	$8,461
Net earnings to common	$6,399	$3,473	$11,802	$8,056
Average common equity	$109,064	$108,696	$108,970	$108,620
Return on average common equity	23.5%	12.8%	21.7%	14.8%

In the table above:
•Other operating expenses for Global Banking & Markets for each of the three and six months ended June 2026 and June 2025 primarily included transaction based, communications and technology, and depreciation and amortization expenses.
•Other operating expenses for Asset & Wealth Management for each of the three and six months ended June 2026 and June 2025 primarily included transaction based, depreciation and amortization, communications and technology, and professional fees expenses.
•Other operating expenses for Platform Solutions for each of the three and six months ended June 2026 and June 2025 primarily included communications and technology, and professional fees expenses, and, for both the three and six months ended June 2025, also primarily included depreciation and amortization expenses.
The table below presents depreciation and amortization expenses by segment.

	Three Months Ended June		Six Months Ended June
$ in millions	2026	2025	2026	2025
Global Banking & Markets	$283	$296	$574	$584
Asset & Wealth Management	209	286	394	476
Platform Solutions	17	36	36	64
Total	$509	$618	$1,004	$1,124
Segment Assets
The table below presents assets by segment.

	As of
	June	December
$ in millions	2026	2025
Global Banking & Markets	$1,882,176	$1,582,670
Asset & Wealth Management	215,730	198,570
Platform Solutions	29,805	28,080
Total	$2,127,711	$1,809,320
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
•Platform Solutions: location of the client.

Goldman Sachs June 2026 Form 10-Q	84

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
The table below presents total net revenues and pre-tax earnings by geographic region.

$ in millions	2026		2025
Three Months Ended June
Americas	$12,222	60%	$8,982	62%
EMEA	4,502	22%	3,811	26%
Asia	3,614	18%	1,790	12%
Total net revenues	$20,338	100%	$14,583	100%

Americas	$5,310	62%	$2,944	59%
EMEA	2,089	24%	1,509	31%
Asia	1,164	14%	505	10%
Total pre-tax earnings	$8,563	100%	$4,958	100%

Six Months Ended June
Americas	$22,638	60%	$18,848	63%
EMEA	8,269	22%	7,302	25%
Asia	6,658	18%	3,495	12%
Total net revenues	$37,565	100%	$29,645	100%

Americas	$9,429	63%	$6,669	63%
EMEA	3,553	23%	2,973	28%
Asia	2,067	14%	963	9%
Total pre-tax earnings	$15,049	100%	$10,605	100%
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
The table below presents the credit concentrations included in trading cash instruments and investments.

	As of
	June	December
$ in millions	2026	2025
U.S. government and agency obligations	$467,264	$391,750
Percentage of total assets	22.0%	21.7%
Non-U.S. government and agency obligations	$152,962	$112,031
Percentage of total assets	7.2%	6.2%
In addition, the firm had $145.31 billion as of June 2026 and $130.99 billion as of December 2025 of cash deposits held at central banks (included in cash and cash equivalents), of which $93.05 billion as of June 2026 and $86.09 billion as of December 2025 was held at the Federal Reserve.
As of both June 2026 and December 2025, the firm did not have credit exposure to any other counterparty that exceeded 2% of total assets.

85	Goldman Sachs June 2026 Form 10-Q

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

	As of
	June	December
$ in millions	2026	2025
U.S. government and agency obligations	$101,527	$104,073
Non-U.S. government and agency obligations	$61,183	$54,213
In the table above:
•Non-U.S. government and agency obligations primarily consists of securities issued by the governments of the U.K., Japan and France.
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
With respect to matters described below for which management has been able to estimate a range of reasonably possible loss where (i) actual or potential plaintiffs have claimed an amount of money damages, (ii) the firm is being, or threatened to be, sued by purchasers in a securities offering and is not being indemnified by a party that the firm believes will pay the full amount of any judgment, or (iii) the purchasers are demanding that the firm repurchase securities, management has estimated the upper end of the range of reasonably possible loss based on (a) in the case of (i), the amount of money damages claimed, (b) in the case of (ii), the difference between the initial sales price of the securities that the firm sold in such offering and the estimated lowest subsequent price of such securities prior to the action being commenced and (c) in the case of (iii), the price that purchasers paid for the securities less the estimated value, if any, as of June 2026 of the relevant securities, in each of cases (i), (ii) and (iii), taking into account any other factors believed to be relevant to the particular matter or matters of that type. As of the date hereof, the firm has estimated the upper end of the range of reasonably possible aggregate loss for such matters and for any other matters described below where management has been able to estimate a range of reasonably possible aggregate loss to be approximately $1.1 billion in excess of the aggregate reserves for such matters.

Goldman Sachs June 2026 Form 10-Q	86

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

On October 22, 2020, the firm announced that it reached settlements of governmental and regulatory investigations relating to 1MDB with the DOJ, the SEC, the FRB, the NYDFS, the Financial Conduct Authority, the Prudential Regulation Authority, the Singapore Attorney General’s Chambers, the Singapore Commercial Affairs Department, the Monetary Authority of Singapore and the Hong Kong Securities and Futures Commission. Group Inc. entered into a three-year deferred prosecution agreement with the DOJ, in which a charge against the firm, one count of conspiracy to violate the FCPA, was filed and was later dismissed on May 6, 2024 in accordance with the agreement. In addition, GS Malaysia pleaded guilty to one count of conspiracy to violate the FCPA, and was sentenced on June 9, 2021. In May 2021, the U.S. Department of Labor (DOL) granted the firm a five-year exemption to maintain its status as a qualified professional asset manager (QPAM), and in June 2026, the DOL extended the exemption through June 2031.
On December 20, 2018, a putative securities class action lawsuit was filed in the U.S. District Court for the Southern District of New York against Group Inc. and certain former officers of the firm alleging violations of the anti-fraud provisions of the Exchange Act with respect to Group Inc.’s disclosures and public statements concerning 1MDB and seeking unspecified damages. The plaintiff filed the second amended complaint on October 28, 2019. On June 28, 2021, the court dismissed the claims against one of the individual defendants but denied the defendants’ motion to dismiss with respect to the firm and the remaining individual defendants. On August 4, 2023, the plaintiff filed a third amended complaint. On September 4, 2025, the court adopted the Magistrate Judge’s report and recommendation granting the plaintiff’s motion for class certification in part. On December 23, 2025, the U.S. Court of Appeals for the Second Circuit denied the defendants’ petition seeking interlocutory review of the district court’s grant of class certification. On March 2, 2026, the defendants moved for summary judgment. On May 20, 2026, the plaintiffs moved for preliminary approval of a settlement. The firm has reserved the full amount of its proposed contribution to the settlement.

87	Goldman Sachs June 2026 Form 10-Q

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
Currencies-Related Litigation
GS&Co. is among the defendants named in a putative class action filed in the U.S. District Court for the Southern District of New York on August 4, 2021. The amended complaint, filed on January 6, 2022, generally asserts claims under federal antitrust law and state common law in connection with an alleged conspiracy among the defendants to manipulate auctions for foreign exchange transactions on an electronic trading platform, as well as claims under the Racketeer Influenced and Corrupt Organizations Act. The complaint seeks declaratory and injunctive relief, as well as unspecified amounts of treble and other damages. On May 18, 2023, the court dismissed certain state common law claims, but denied dismissal of the remaining claims. On July 8, 2025, the plaintiffs filed a third amended complaint. On June 11, 2026, the court granted in part and denied in part the plaintiffs’ motion for class certification, and on June 26, 2026, the defendants filed a petition with the U.S. Court of Appeals for the Second Circuit seeking interlocutory review of the district court’s grant of class certification.
Banco Espirito Santo S.A. and Oak Finance
In December 2014, September 2015 and December 2015, the Bank of Portugal (BoP) rendered decisions to reverse an earlier transfer to Novo Banco of an $835 million facility agreement (the Facility), structured by GSI, between Oak Finance Luxembourg S.A. (Oak Finance), a special purpose vehicle formed in connection with the Facility, and Banco Espirito Santo S.A. (BES) prior to the failure of BES. In response, GSI and, with respect to the BoP’s December 2015 decision, GSIB commenced actions beginning in February 2015 against Novo Banco S.A. (Novo Banco) in the English Commercial Court and the BoP in the Portuguese Administrative Court. In July 2018, the English Supreme Court found that the English courts will not have jurisdiction over GSI’s action unless and until the Portuguese Administrative Court finds against BoP in GSI’s parallel action. In July 2018, the Liquidation Committee for BES issued a decision seeking to claw back from GSI $54 million paid to GSI and $50 million allegedly paid to Oak Finance in connection with the Facility, alleging that GSI acted in bad faith in extending the Facility, including because GSI allegedly knew that BES was at risk of imminent failure. In October 2018, GSI commenced an action in the Lisbon Commercial Court challenging the Liquidation Committee’s decision and has since also issued a claim against the Portuguese State seeking compensation for losses of approximately $222 million related to the failure of BES, together with a contingent claim for the $104 million sought by the Liquidation Committee. On April 11, 2023, GSI commenced administrative proceedings against the BoP, seeking the nullification of the BoP’s September 2015 and December 2015 decisions on new grounds. Trial on the action pending in the Lisbon Commercial Court currently is set to begin on October 6, 2026.
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

Goldman Sachs June 2026 Form 10-Q	88

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Silicon Valley Bank Matters
GS&Co. is among the underwriters named as defendants in a putative securities class action filed on April 7, 2023 and consolidated in the U.S. District Court for the Northern District of California and an individual action filed on January 25, 2024 in the same court relating to SVB Financial Group’s (SVBFG) January 2021 public offerings of $500 million principal amount of senior notes and $750 million of depositary shares representing interests in preferred stock, March 2021 public offering of approximately $1.2 billion of common stock, May 2021 public offerings of $1.0 billion of depositary shares representing interests in preferred stock and $500 million principal amount of senior notes, August 2021 public offering of approximately $1.3 billion of common stock, and April 2022 public offering of $800 million aggregate principal amount of senior notes, among other public offerings of securities. In addition to the underwriters, the defendants include certain of SVBFG’s officers and directors and its auditor. GS&Co. underwrote an aggregate of 831,250 depositary shares representing an aggregate offering price of approximately $831 million, an aggregate of 3,266,108 shares of common stock representing an aggregate offering price of approximately $1.8 billion and senior notes representing an aggregate price to the public of approximately $727 million. The complaints generally assert claims under the federal securities laws and allege that the offering documents contained material misstatements and omissions. The complaints seek compensatory damages in unspecified amounts. On March 17, 2023, SVBFG filed for Chapter 11 bankruptcy in the U.S. Bankruptcy Court for the Southern District of New York. On January 16, 2024, the plaintiffs filed a consolidated amended complaint in the putative class action, and on June 13, 2025, the court denied the defendants’ motion to dismiss the consolidated amended complaint. On January 9, 2026, the plaintiffs moved for class certification, and on April 23, 2026, the court terminated the plaintiffs’ motion for class certification without prejudice pending the resolution of the plaintiffs’ motion for leave to amend the consolidated amended complaint to add an additional claim against SVBFG’s auditor and the resolution of the auditor’s related motion to dismiss.

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
ContextLogic Inc. GS&Co. is among the underwriters named as defendants in putative securities class actions filed beginning on May 17, 2021 and consolidated in the U.S. District Court for the Northern District of California, relating to ContextLogic Inc.’s (ContextLogic) $1.1 billion December 2020 initial public offering of common stock. In addition to the underwriters, the defendants include ContextLogic and certain of its officers and directors. GS&Co. underwrote 16,169,000 shares of common stock representing an aggregate offering price of approximately $388 million. On July 15, 2022, the plaintiffs filed a consolidated amended complaint, and on March 10, 2023, the court granted the defendants’ motion to dismiss the consolidated amended complaint with leave to amend. On April 10, 2023, the plaintiffs filed a second consolidated amended complaint, and on December 22, 2023, the court granted in part and denied in part the defendants’ motion to dismiss the second consolidated amended complaint with leave to amend. On February 15, 2024, the plaintiffs filed a third consolidated amended complaint, and on August 22, 2024, the court granted the defendants’ motion to dismiss the third consolidated amended complaint without leave to amend. On February 12, 2025, the court denied the plaintiffs’ motion to alter the judgment, and on March 13, 2025, the plaintiffs appealed to the U.S. Court of Appeals for the Ninth Circuit. On June 5, 2026, the plaintiffs informed the court that they had reached a settlement in principle with the defendants, subject to final documentation and court approval, to resolve the action.

89	Goldman Sachs June 2026 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
DiDi Global Inc. Goldman Sachs (Asia) L.L.C. (GS Asia) is among the underwriters named as defendants in putative securities class actions filed beginning on July 6, 2021 in the U.S. District Courts for the Southern District of New York and the Central District of California and New York Supreme Court, County of New York, relating to DiDi Global Inc.’s (DiDi) $4.4 billion June 2021 initial public offering of American Depositary Shares (ADS). In addition to the underwriters, the defendants include DiDi and certain of its officers and directors. GS Asia underwrote 104,554,000 ADS representing an aggregate offering price of approximately $1.5 billion. On September 22, 2021, plaintiffs in the California action voluntarily dismissed their claims without prejudice. On May 5, 2022, plaintiffs in the consolidated federal action filed a second consolidated amended complaint. On March 14, 2024, the court denied the defendants’ motions to dismiss the second consolidated amended complaint. On January 6, 2025, the plaintiffs moved for class certification, and on August 13, 2025, the court granted in part and denied in part the plaintiffs’ motion for class certification. On June 16, 2026, the court approved a settlement to resolve the action, which does not require a contribution from GS Asia.
Zymergen Inc. GS&Co. is among the underwriters named as defendants in a putative securities class action filed on August 4, 2021 in the U.S. District Court for the Northern District of California relating to Zymergen Inc.’s (Zymergen) $575 million April 2021 initial public offering of common stock. In addition to the underwriters, the defendants include Zymergen, certain of its officers and directors and certain of its shareholders. GS&Co. underwrote 5,750,345 shares of common stock representing an aggregate offering price of approximately $178 million. On February 24, 2022, the plaintiffs filed an amended complaint, and on November 29, 2022, the court granted in part and denied in part the defendants’ motion to dismiss the amended complaint, denying dismissal of the claims for violations of Section 11 of the Securities Act. On August 11, 2023, the court granted the plaintiffs’ motion for class certification. On October 3, 2023, Zymergen and three affiliates filed Chapter 11 bankruptcy petitions in the U.S. Bankruptcy Court for the District of Delaware. On March 4, 2024, the plaintiffs filed a second amended complaint. On June 22, 2026, the court preliminarily approved a settlement. The firm has paid the full amount of its contribution to the settlement.

Rivian Automotive Inc. GS&Co. is among the underwriters named as defendants in putative securities class actions filed on March 7, 2022 and February 28, 2023 in the U.S. District Court for the Central District of California and in the Superior Court of the State of California, County of Orange, respectively, relating to Rivian Automotive Inc.’s (Rivian) approximately $13.7 billion November 2021 initial public offering. In addition to the underwriters, the defendants include Rivian and certain of its officers and directors. GS&Co. underwrote 44,733,050 shares of common stock representing an aggregate offering price of approximately $3.5 billion. On March 2, 2023, the plaintiffs in the federal court action filed an amended consolidated complaint, and on July 3, 2023, the court denied the defendants’ motion to dismiss the amended consolidated complaint. On June 30, 2023, the court in the state court action granted the defendants’ motion to dismiss the complaint, and on April 23, 2025, the Fourth Appellate District affirmed the court’s dismissal of the complaint. On July 17, 2024, the court in the federal court action granted the plaintiffs’ motion for class certification. On May 29, 2026, the court approved a settlement to resolve the federal court action, which does not require a contribution from GS&Co.
Natera Inc. GS&Co. is among the underwriters named as defendants in putative securities class actions in New York Supreme Court, County of New York and the U.S. District Court for the Western District of Texas filed on March 10, 2022 and October 7, 2022, respectively, relating to Natera Inc.’s (Natera) approximately $585 million July 2021 public offering of common stock. In addition to the underwriters, the defendants include Natera and certain of its officers and directors. GS&Co. underwrote 1,449,000 shares of common stock representing an aggregate offering price of approximately $164 million. On July 15, 2022, the parties in the state court action filed a stipulation and proposed order approving the discontinuance of the action without prejudice. On September 11, 2023, the federal court granted in part and denied in part the defendants’ motion to dismiss. On May 9, 2025, the U.S. Court of Appeals for the Fifth Circuit granted the defendants’ petition seeking interlocutory review of the district court’s March 21, 2025 grant of class certification. On March 4, 2026, the federal court preliminarily granted the plaintiffs’ motion to voluntarily dismiss the remaining claims against the underwriter defendants, including GS&Co., without prejudice.

Goldman Sachs June 2026 Form 10-Q	90

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
ON24, Inc. GS&Co. is among the underwriters named as defendants in a putative securities class action filed on November 3, 2021 in the U.S. District Court for the Northern District of California relating to ON24, Inc.’s (ON24) approximately $492 million February 2021 initial public offering of common stock. In addition to the underwriters, the defendants include ON24 and certain of its officers and directors, including a director who was a Managing Director of GS&Co. at the time of the initial public offering. GS&Co. underwrote 3,616,785 shares of common stock representing an aggregate offering price of approximately $181 million. On March 18, 2022, the plaintiffs filed a consolidated complaint, and on July 7, 2023, the court granted the defendants’ motion to dismiss the consolidated complaint with leave to amend. On September 1, 2023, the plaintiffs filed an amended consolidated complaint, and on March 5, 2024, the court granted the defendants’ motion to dismiss the amended consolidated complaint with prejudice. On January 7, 2026, the U.S. Court of Appeals for the Ninth Circuit affirmed in part and reversed in part the district court’s dismissal and remanded the case for further proceedings. On March 9, 2026, the defendants’ petition for rehearing en banc with the U.S. Court of Appeals for the Ninth Circuit was denied. On April 6, 2026, the U.S. Court of Appeals for the Ninth Circuit granted the defendants’ motion to stay the proceedings in the district court pending the disposition of the defendants’ petition for a writ of certiorari filed on June 8, 2026 with the U.S. Supreme Court.

Bright Health Group, Inc. GS&Co. is among the underwriters named as defendants in an amended complaint for a putative securities class action filed on June 24, 2022 in the U.S. District Court for the Eastern District of New York relating to Bright Health Group, Inc.’s (Bright Health) approximately $924 million June 2021 initial public offering of common stock. In addition to the underwriters, the defendants include Bright Health and certain of its officers and directors. GS&Co. underwrote 11,297,000 shares of common stock representing an aggregate offering price of approximately $203 million. On September 30, 2024, the court granted the defendants’ motion to dismiss the amended complaint. On November 13, 2025, the U.S. Court of Appeals for the Second Circuit vacated the district court’s dismissal and remanded the case for further proceedings. On July 24, 2026, the plaintiff served a motion for class certification.
MINISO Group Holding Limited. GS Asia is among the underwriters named as defendants in a putative securities class action filed on August 17, 2022 in the U.S. District Court for the Central District of California and transferred to the U.S. District Court for the Southern District of New York on November 18, 2022 relating to MINISO Group Holding Limited’s (MINISO) approximately $656 million October 2020 initial public offering of ADS. In addition to the underwriters, the defendants include MINISO and certain of its officers and directors. GS Asia underwrote 16,408,093 ADS representing an aggregate offering price of approximately $328 million. On April 30, 2025, the plaintiffs filed a third amended complaint, and on March 31, 2026, the court granted the defendants’ motion to dismiss the third amended complaint without leave to amend. On April 29, 2026, the plaintiffs appealed to the U.S. Court of Appeals for the Second Circuit.
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

91	Goldman Sachs June 2026 Form 10-Q

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

Venture Global, Inc. GS&Co. is among the underwriters named as defendants in a putative securities class action filed on April 15, 2025 in the U.S. District Court for the Eastern District of Virginia and transferred to the U.S. District Court for the Southern District of New York on June 2, 2025 relating to Venture Global, Inc.’s (Venture Global) approximately $1.8 billion January 2025 initial public offering of common stock. In addition to the underwriters, the defendants include Venture Global and certain of its officers and directors. GS&Co. underwrote 15,875,728 shares of common stock representing an aggregate offering price of approximately $397 million. GS&Co. is also among the underwriters named as defendants in related purported shareholder derivative actions filed beginning on May 7, 2025 in, or subsequently transferred to, the U.S. District Court for the Southern District of New York. The derivative actions include allegations that the underwriters aided and abetted breaches of fiduciary duties by the director and officer defendants and seeks unspecified damages and injunctive relief. On July 23, 2025, the court stayed the derivative actions pending the resolution of the putative securities class action. On December 5, 2025, the plaintiffs filed a second amended complaint in the putative securities class action, and on June 15, 2026, the court granted the defendants’ motion to dismiss the second amended complaint.
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

Goldman Sachs June 2026 Form 10-Q	92

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
StubHub Holdings, Inc. GS&Co. is among the underwriters named as defendants in a putative securities class action filed on November 24, 2025 in the U.S. District Court for the Southern District of New York relating to StubHub Holding, Inc.’s (StubHub) approximately $758 million September 2025 initial public offering of common stock. In addition to the underwriters, the defendants include StubHub and certain of its officers and directors. GS&Co. underwrote 10,680,176 shares of common stock representing an aggregate offering price of approximately $251 million. On June 26, 2026, the plaintiffs filed a second amended complaint.
Klarna Group plc. GS&Co. is among the underwriters named as defendants in a putative securities class action filed on December 22, 2025 in the U.S. District Court for the Eastern District of New York relating to Klarna Group plc’s (Klarna) approximately $1.6 billion September 2025 initial public offering of common stock. In addition to the underwriters, the defendants include Klarna and certain of its officers and directors. GS&Co. underwrote 10,850,940 shares of common stock representing an aggregate offering price of approximately $434 million. On June 29, 2026, the plaintiffs filed an amended complaint.

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
Firefly Aerospace Inc. GS&Co. is among the underwriters named as defendants in an amended consolidated complaint for a putative securities class action filed on May 29, 2026 in the U.S. District Court for the Western District of Texas relating to Firefly Aerospace Inc.’s (Firefly) approximately $1.0 billion August 2025 initial public offering of common stock. In addition to the underwriters, the defendants include Firefly, certain of its officers and directors and certain of its shareholders. GS&Co. underwrote 6,030,384 shares of common stock representing an aggregate offering price of approximately $271 million.
Via Transportation, Inc. GS&Co. is among the underwriters named as defendants in a putative securities class action filed on June 9, 2026 in the U.S. District Court for the Southern District of New York relating to Via Transportation, Inc.’s (Via) approximately $555 million September 2025 initial public offering of common stock. In addition to the underwriters, the defendants include Via and certain of its officers and directors. GS&Co. underwrote 3,819,095 shares of common stock representing an aggregate offering price of approximately $176 million.

93	Goldman Sachs June 2026 Form 10-Q

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
GS&Co. is also among the defendants named in a related putative class action filed on June 2, 2021 in the U.S. District Court for the Southern District of New York. The complaint alleges the same conspiracy in the market for VRDOs as that alleged in the consolidated amended complaint filed on May 31, 2019, and asserts federal antitrust law, state law and state common law claims against the defendants. The complaint seeks declaratory and injunctive relief, as well as unspecified amounts of compensatory, treble and other damages. On August 6, 2021, plaintiffs in the May 31, 2019 action filed an amended complaint consolidating the June 2, 2021 action with the May 31, 2019 action. On September 14, 2021, defendants filed a joint partial motion to dismiss the August 6, 2021 amended consolidated complaint. On June 28, 2022, the court granted in part and denied in part the defendants’ motion to dismiss, dismissing the state breach of fiduciary duty claim against GS&Co., but declining to dismiss any portion of the federal antitrust law claims. On September 21, 2023, the court granted the plaintiffs’ motion for class certification, and on August 1, 2025, the U.S. Court of Appeals for the Second Circuit affirmed the court’s grant of class certification. On April 20, 2026, the defendants’ petition for a writ of certiorari with the U.S. Supreme Court was denied. On July 13, 2026, the defendants moved for summary judgment.

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

Goldman Sachs June 2026 Form 10-Q	94

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
The firm is cooperating with all such governmental and regulatory investigations and reviews.

95	Goldman Sachs June 2026 Form 10-Q

Report of Independent Registered Public
Accounting Firm
To the Board of Directors and Shareholders of The Goldman Sachs Group, Inc.
Results of Review of Interim Financial Statements
We have reviewed the accompanying consolidated balance sheet of The Goldman Sachs Group, Inc. and its subsidiaries (the Company) as of June 30, 2026, the related consolidated statements of earnings, comprehensive income and changes in shareholders’ equity for the three-month and six-month periods ended June 30, 2026 and 2025, and the consolidated statements of cash flows for the six-month periods ended June 30, 2026 and 2025, including the related notes (collectively referred to as the “interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.
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
/s/ PricewaterhouseCoopers LLP
New York, New York
August 3, 2026

Goldman Sachs June 2026 Form 10-Q	96

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Statistical Disclosures
Distribution of Assets, Liabilities and Shareholders’ Equity
The tables below present information about average balances, interest and average interest rates.

	Average Balance for the
	Three Months		Six Months
	Ended June		Ended June
$ in millions	2026	2025	2026	2025
Assets
U.S.	$111,275	$92,433	$104,127	$91,608
Non-U.S.	75,376	69,444	70,082	69,191
Deposits with banks	186,651	161,877	174,209	160,799
U.S.	229,797	226,324	218,006	227,483
Non-U.S.	146,634	140,706	142,125	145,074
Collateralized agreements	376,431	367,030	360,131	372,557
U.S.	386,069	324,378	379,214	326,720
Non-U.S.	316,230	228,083	306,337	221,511
Trading assets	702,299	552,461	685,551	548,231
U.S.	228,264	183,013	215,841	179,082
Non-U.S.	21,733	16,499	21,157	15,981
Investments	249,997	199,512	236,998	195,063
U.S.	218,179	192,750	211,156	186,772
Non-U.S.	21,045	18,576	20,124	18,079
Loans	239,224	211,326	231,280	204,851
U.S.	143,829	94,426	137,917	91,985
Non-U.S.	79,871	59,311	79,854	56,803
Other interest-earning assets	223,700	153,737	217,771	148,788
Interest-earning assets	1,978,302	1,645,943	1,905,940	1,630,289
Cash and due from banks	5,518	4,839	5,306	4,851
Other non-interest-earning assets	130,839	115,543	126,906	111,829
Assets	$2,114,659	$1,766,325	$2,038,152	$1,746,969

Liabilities
U.S.	$432,798	$351,407	$415,665	$345,543
Non-U.S.	128,485	107,709	123,597	105,775
Interest-bearing deposits	561,283	459,116	539,262	451,318
U.S.	183,411	173,504	180,786	184,459
Non-U.S.	136,694	112,191	130,009	114,182
Collateralized financings	320,105	285,695	310,795	298,641
U.S.	91,426	78,346	88,965	73,328
Non-U.S.	127,466	93,348	122,889	85,666
Trading liabilities	218,892	171,694	211,854	158,994
U.S.	61,848	43,854	56,090	47,941
Non-U.S.	53,348	38,694	48,112	38,013
Short-term borrowings	115,196	82,548	104,202	85,954
U.S.	251,722	215,129	243,703	209,503
Non-U.S.	93,814	65,940	88,473	61,882
Long-term borrowings	345,536	281,069	332,176	271,385
U.S.	155,949	151,913	149,731	149,274
Non-U.S.	123,523	90,032	117,682	85,923
Other interest-bearing liabilities	279,472	241,945	267,413	235,197
Interest-bearing liabilities	1,840,484	1,522,067	1,765,702	1,501,489
Non-interest-bearing deposits	6,439	5,699	6,329	5,574
Other non-interest-bearing liabilities	145,475	114,710	143,530	116,404
Liabilities	1,992,398	1,642,476	1,915,561	1,623,467
Shareholders’ equity
Preferred stock	13,197	15,153	13,621	14,882
Common stock	109,064	108,696	108,970	108,620
Shareholders’ equity	122,261	123,849	122,591	123,502
Liabilities and shareholders’ equity	$2,114,659	$1,766,325	$2,038,152	$1,746,969
Percentage attributable to non-U.S. operations
Interest-earning assets	33.41%	32.36%	33.56%	32.30%
Interest-bearing liabilities	36.04%	33.37%	35.72%	32.73%

	Interest for the
	Three Months		Six Months
	Ended June		Ended June
$ in millions	2026	2025	2026	2025
Assets
U.S.	$1,010	$1,010	$1,866	$2,005
Non-U.S.	447	429	815	909
Deposits with banks	1,457	1,439	2,681	2,914
U.S.	3,157	3,320	6,288	6,484
Non-U.S.	1,734	1,378	3,253	2,812
Collateralized agreements	4,891	4,698	9,541	9,296
U.S.	2,883	2,574	5,952	5,268
Non-U.S.	1,814	1,567	3,533	3,153
Trading assets	4,697	4,141	9,485	8,421
U.S.	2,165	1,750	4,045	3,390
Non-U.S.	199	160	387	305
Investments	2,364	1,910	4,432	3,695
U.S.	3,410	3,801	6,537	7,377
Non-U.S.	249	308	502	612
Loans	3,659	4,109	7,039	7,989
U.S.	3,405	2,253	6,537	4,378
Non-U.S.	1,574	1,239	2,969	2,479
Other interest-earning assets	4,979	3,492	9,506	6,857
Interest-earning assets	$22,047	$19,789	$42,684	$39,172
Liabilities
U.S.	$4,053	$3,546	$7,767	$7,047
Non-U.S.	1,045	1,023	2,005	2,028
Interest-bearing deposits	5,098	4,569	9,772	9,075
U.S.	2,803	2,850	5,810	5,771
Non-U.S.	1,775	1,320	3,279	2,603
Collateralized financings	4,578	4,170	9,089	8,374
U.S.	501	457	1,081	910
Non-U.S.	678	552	1,288	982
Trading liabilities	1,179	1,009	2,369	1,892
U.S.	243	243	557	601
Non-U.S.	111	72	195	160
Short-term borrowings	354	315	752	761
U.S.	2,545	2,528	4,918	4,962
Non-U.S.	72	51	152	110
Long-term borrowings	2,617	2,579	5,070	5,072
U.S.	2,378	2,520	4,546	4,956
Non-U.S.	1,889	1,523	3,577	3,043
Other interest-bearing liabilities	4,267	4,043	8,123	7,999
Interest-bearing liabilities	$18,093	$16,685	$35,175	$33,173
Net interest income
U.S.	$3,507	$2,564	$6,546	$4,655
Non-U.S.	447	540	963	1,344
Net interest income	$3,954	$3,104	$7,509	$5,999

97	Goldman Sachs June 2026 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Statistical Disclosures

	Annualized Average Rate for the
	Three Months		Six Months
	Ended June		Ended June
	2026	2025	2026	2025
Assets
U.S.	3.64%	4.38%	3.61%	4.41%
Non-U.S.	2.38%	2.48%	2.35%	2.65%
Deposits with banks	3.13%	3.57%	3.10%	3.65%
U.S.	5.51%	5.88%	5.82%	5.75%
Non-U.S.	4.74%	3.93%	4.62%	3.91%
Collateralized agreements	5.21%	5.13%	5.34%	5.03%
U.S.	3.00%	3.18%	3.17%	3.25%
Non-U.S.	2.30%	2.76%	2.33%	2.87%
Trading assets	2.68%	3.01%	2.79%	3.10%
U.S.	3.80%	3.84%	3.78%	3.82%
Non-U.S.	3.67%	3.89%	3.69%	3.85%
Investments	3.79%	3.84%	3.77%	3.82%
U.S.	6.27%	7.91%	6.24%	7.96%
Non-U.S.	4.75%	6.65%	5.03%	6.83%
Loans	6.13%	7.80%	6.14%	7.86%
U.S.	9.50%	9.57%	9.56%	9.60%
Non-U.S.	7.90%	8.38%	7.50%	8.80%
Other interest-earning assets	8.93%	9.11%	8.80%	9.29%
Interest-earning assets	4.47%	4.82%	4.52%	4.85%
Liabilities
U.S.	3.76%	4.05%	3.77%	4.11%
Non-U.S.	3.26%	3.81%	3.27%	3.87%
Interest-bearing deposits	3.64%	3.99%	3.65%	4.05%
U.S.	6.13%	6.59%	6.48%	6.31%
Non-U.S.	5.21%	4.72%	5.09%	4.60%
Collateralized financings	5.74%	5.85%	5.90%	5.65%
U.S.	2.20%	2.34%	2.45%	2.50%
Non-U.S.	2.13%	2.37%	2.11%	2.31%
Trading liabilities	2.16%	2.36%	2.25%	2.40%
U.S.	1.58%	2.22%	2.00%	2.53%
Non-U.S.	0.83%	0.75%	0.82%	0.85%
Short-term borrowings	1.23%	1.53%	1.46%	1.79%
U.S.	4.06%	4.71%	4.07%	4.78%
Non-U.S.	0.31%	0.31%	0.35%	0.36%
Long-term borrowings	3.04%	3.68%	3.08%	3.77%
U.S.	6.12%	6.65%	6.12%	6.70%
Non-U.S.	6.13%	6.79%	6.13%	7.14%
Other interest-bearing liabilities	6.12%	6.70%	6.13%	6.86%
Interest-bearing liabilities	3.94%	4.40%	4.02%	4.46%

Interest rate spread	0.53%	0.42%	0.50%	0.39%
U.S.	1.07%	0.92%	1.04%	0.85%
Non-U.S.	0.27%	0.41%	0.30%	0.51%
Net yield on interest-earning assets	0.80%	0.76%	0.79%	0.74%
In the tables above:
•Assets, liabilities and interest are classified as U.S. and non-U.S. based on the location of the legal entity in which the assets and liabilities are held.
•Derivative instruments and commodities are included in other non-interest-earning assets and other non-interest-bearing liabilities.
•Average collateralized agreements included $137.41 billion of resale agreements and $239.02 billion of securities borrowed for the three months ended June 2026, and $158.45 billion of resale agreements and $208.58 billion of securities borrowed for the three months ended June 2025, $129.31 billion of resale agreements and $230.82 billion of securities borrowed for the six months ended June 2026, and $165.71 billion of resale agreements and $206.85 billion of securities borrowed for the six months ended June 2025.
•Other interest-earning assets primarily consists of certain receivables from customers and counterparties.
•Average collateralized financings included $262.39 billion of repurchase agreements and $57.72 billion of securities loaned for the three months ended June 2026, and $230.15 billion of repurchase agreements and $55.55 billion of securities loaned for the three months ended June 2025, $254.53 billion of repurchase agreements and $56.27 billion of securities loaned for the six months ended June 2026, and $242.27 billion of repurchase agreements and $56.37 billion of securities loaned for the six months ended June 2025.
•Substantially all other interest-bearing liabilities consists of certain payables to customers and counterparties.
•Interest rates for borrowings include the effects of interest rate swaps accounted for as hedges.
•Loans exclude loans held for sale that are accounted for at the lower of cost or fair value. Such loans are included within other interest-earning assets.
•Short- and long-term borrowings include both secured and unsecured borrowings.

Goldman Sachs June 2026 Form 10-Q	98

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
This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2025. References to “the 2025 Form 10-K” are to our Annual Report on Form 10-K for the year ended December 31, 2025. References to “this Form 10-Q” are to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2026. All references to “the consolidated financial statements” or “Statistical Disclosures” are to Part I, Item 1 of this Form 10-Q. The consolidated financial statements are unaudited. All references to June 2026, March 2026 and June 2025 refer to our periods ended, or the dates, as the context requires, June 30, 2026, March 31, 2026 and June 30, 2025, respectively. All references to December 2025 refer to the date December 31, 2025. Any reference to a future year refers to a year ending on December 31 of that year. Certain reclassifications have been made to previously reported amounts to conform to the current presentation.

Executive Overview
Three Months Ended June 2026 versus June 2025. We generated net earnings of $6.63 billion for the second quarter of 2026, compared with $3.72 billion for the second quarter of 2025. Diluted earnings per common share (EPS) was $20.98 for the second quarter of 2026, compared with $10.91 for the second quarter of 2025. Annualized return on average common shareholders’ equity (ROE) was 23.5% for the second quarter of 2026, compared with 12.8% for the second quarter of 2025. Book value per common share was $367.67 as of June 2026, 1.8% higher compared with March 2026 and 2.8% higher compared with December 2025.
Net revenues were $20.34 billion for the second quarter of 2026, 39% higher than the second quarter of 2025, primarily reflecting significantly higher net revenues in Global Banking & Markets. The increase in net revenues in Global Banking & Markets reflected significantly higher net revenues in Equities, Investment banking fees, and Fixed Income, Currency and Commodities (FICC). Net revenues in Asset & Wealth Management were significantly higher, reflecting significantly higher Management and other fees and significantly higher net revenues in Investments, partially offset by lower net revenues in Private banking and lending. Net revenues in Platform Solutions were significantly lower, primarily reflecting net markdowns related to the Apple Card loan portfolio, which was transferred to held for sale in the fourth quarter of 2025.
Provision for credit losses was $102 million for the second quarter of 2026, compared with $384 million for the second quarter of 2025. Provisions for the second quarter of 2026 primarily reflected impairments related to wholesale loans. Provisions for the second quarter of 2025 primarily reflected net provisions related to the credit card portfolio, which was transferred to held for sale in the fourth quarter of 2025, and growth related to wholesale loans.
Operating expenses were $11.67 billion for the second quarter of 2026, 26% higher than the second quarter of 2025, primarily reflecting significantly higher compensation and benefits expenses (reflecting improved operating performance) and transaction based expenses. Our efficiency ratio (total operating expenses divided by total net revenues) was 57.4% for the second quarter of 2026, compared with 63.4% for the second quarter of 2025.

99	Goldman Sachs June 2026 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
During the second quarter of 2026, we returned a total of $5.36 billion of capital to common shareholders, including $4.00 billion of common share repurchases and $1.36 billion of common stock dividends. As of June 2026, our Common Equity Tier 1 (CET1) capital ratio was 12.9% under the Standardized Capital Rules and 13.6% under the Advanced Capital Rules. See Note 20 to the consolidated financial statements for further information about our capital ratios.
Six Months Ended June 2026 versus June 2025. We generated net earnings of $12.26 billion for the first half of 2026, compared with $8.46 billion for the first half of 2025. Diluted EPS was $38.51 for the first half of 2026, compared with $25.07 for the first half of 2025. Annualized ROE was 21.7% for the first half of 2026, compared with 14.8% for the first half of 2025.
Net revenues were $37.57 billion for the first half of 2026, 27% higher than the first half of 2025, primarily reflecting significantly higher net revenues in Global Banking & Markets. The increase in net revenues in Global Banking & Markets primarily reflected significantly higher net revenues in Equities and Investment banking fees and higher net revenues in FICC. Net revenues in Asset & Wealth Management were higher, primarily reflecting higher Management and other fees and significantly higher net revenues in Investments, partially offset by lower net revenues in Private banking and lending. Net revenues in Platform Solutions were significantly lower, primarily reflecting net markdowns related to the Apple Card loan portfolio, which was transferred to held for sale in the fourth quarter of 2025.
Provision for credit losses was $417 million for the first half of 2026, compared with $671 million for the first half of 2025. Provisions for the first half of 2026 reflected impairments and growth related to wholesale loans. Provisions for the first half of 2025 reflected net provisions related to the credit card portfolio, which was transferred to held for sale in the fourth quarter of 2025, and impairments related to wholesale loans.

Operating expenses were $22.10 billion for the first half of 2026, 20% higher than the first half of 2025, primarily reflecting significantly higher compensation and benefits expenses (reflecting improved operating performance) and transaction based expenses. Our efficiency ratio was 58.8% for the first half of 2026, compared with 62.0% for the first half of 2025.
During the first half of 2026, we returned a total of $11.74 billion of capital to common shareholders, including $9.00 billion of common stock repurchases and $2.74 billion of common stock dividends.
Business Environment
During the second quarter of 2026, the operating environment was generally characterized by resilient economic activity, particularly in the U.S., geopolitical concerns, a focus on investments related to artificial intelligence (AI) and uncertainty in the outlook for inflation and international trade policies (including tariffs). The conflict in the Middle East persisted over the course of the quarter, contributing to periods of market volatility. However, shifts in investor sentiment led to generally higher global equity markets following a decline in the prior quarter. Although the Federal Reserve held rates steady during the quarter, concerns about the economic outlook, including inflationary pressures, continued to weigh on the actions taken by central banks globally with respect to policy interest rates.
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

Goldman Sachs June 2026 Form 10-Q	100

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

Instruments classified in level 3 of the fair value hierarchy are those which require one or more significant inputs that are not observable. Level 3 financial assets represented 1.0% as of both June 2026 and March 2026, and 1.1% as of December 2025 of our total assets. See Notes 4 and 5 to the consolidated financial statements for further information about level 3 financial assets, including changes in level 3 financial assets and related fair value measurements. Absent evidence to the contrary, instruments classified in level 3 of the fair value hierarchy are initially valued at transaction price, which is considered to be the best initial estimate of fair value. Subsequent to the transaction date, we use other methodologies to determine fair value, which vary based on the type of instrument. Estimating the fair value of level 3 financial instruments requires judgments to be made. These judgments include:
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

101	Goldman Sachs June 2026 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
Price Verification. All financial instruments at fair value classified in levels 1, 2 and 3 of the fair value hierarchy are subject to our independent price verification process. The objective of price verification is to have an informed and independent opinion with regard to the valuation of financial instruments under review. Instruments that have one or more significant inputs that cannot be corroborated by external market data are classified in level 3 of the fair value hierarchy. Price verification strategies utilized by our independent price verification function within Controllers include:
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

Goldman Sachs June 2026 Form 10-Q	102

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
To estimate the potential impact of an adverse macroeconomic environment on our allowance for credit losses, we, among other things, compared the expected credit losses under the weighted average forecast used in the calculation of allowance for credit losses as of June 2026 (which was weighted towards the baseline and adverse economic scenarios) to the expected credit losses under a 100% weighted adverse economic scenario. The adverse economic scenario of the forecast model reflects a global recession in the third quarter of 2026 through the second quarter of 2027, resulting in an economic contraction and rising unemployment rates. A 100% weighting to the adverse economic scenario would have resulted in an approximate $0.6 billion increase in our allowance for credit losses as of June 2026. This hypothetical increase does not take into consideration any potential adjustments to qualitative reserves. The forecasts of macroeconomic conditions are inherently uncertain and do not take into account any other offsetting or correlated effects. The actual credit loss in an adverse macroeconomic environment may differ significantly from this estimate. See Note 9 to the consolidated financial statements for further information about the allowance for credit losses.

103	Goldman Sachs June 2026 Form 10-Q

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
Recent Accounting Developments
See Note 3 to the consolidated financial statements for information about Recent Accounting Developments.

Goldman Sachs June 2026 Form 10-Q	104

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
Financial Overview
The table below presents an overview of our financial results and selected financial ratios.

	Three Months Ended June		Six Months Ended June
$ in millions, except per share amounts	2026	2025	2026	2025
Net revenues	$20,338	$14,583	$37,565	$29,645
Pre-tax earnings	$8,563	$4,958	$15,049	$10,605
Net earnings	$6,628	$3,723	$12,258	$8,461
Net earnings to common	$6,399	$3,473	$11,802	$8,056
Diluted EPS	$20.98	$10.91	$38.51	$25.07
ROE	23.5%	12.8%	21.7%	14.8%
ROTE	25.5%	13.6%	23.4%	15.8%
Net earnings to average assets	1.3%	0.8%	1.2%	1.0%
Return on shareholders’ equity	21.7%	12.0%	20.0%	13.7%
Average equity to average assets	5.8%	7.0%	6.0%	7.1%
Dividend payout ratio	21.4%	27.5%	23.4%	23.9%
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

	Average for the
	Three Months Ended June		Six Months Ended June
$ in millions	2026	2025	2026	2025
Total shareholders’ equity	$122,261	$123,849	$122,591	$123,502
Preferred stock	(13,197)	(15,153)	(13,621)	(14,882)
Common shareholders’ equity	109,064	108,696	108,970	108,620
Goodwill	(7,163)	(5,922)	(6,832)	(5,893)
Identifiable intangible assets	(1,699)	(874)	(1,367)	(860)
Tangible common shareholders’ equity	$100,202	$101,900	$100,771	$101,867
•Net earnings to average assets is calculated by dividing annualized net earnings by average total assets.
•Return on shareholders’ equity is calculated by dividing annualized net earnings by average shareholders’ equity.
•Average equity to average assets is calculated by dividing average shareholders’ equity by average total assets.
•Dividend payout ratio is calculated by dividing dividends declared per common share by diluted EPS.
Net Revenues
The table below presents our net revenues by line item.

	Three Months Ended June		Six Months Ended June
$ in millions	2026	2025	2026	2025
Investment banking	$3,400	$2,194	$6,244	$4,110
Investment management	3,378	2,837	6,557	5,596
Commissions and fees	1,525	1,201	2,851	2,427
Market making	7,637	4,733	13,098	10,456
Other principal transactions	444	514	1,306	1,057
Total non-interest revenues	16,384	11,479	30,056	23,646
Interest income	22,047	19,789	42,684	39,172
Interest expense	18,093	16,685	35,175	33,173
Net interest income	3,954	3,104	7,509	5,999
Total net revenues	$20,338	$14,583	$37,565	$29,645
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

105	Goldman Sachs June 2026 Form 10-Q

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
Operating Environment. During the second quarter of 2026, the operating environment was generally characterized by resilient economic activity, persistent geopolitical tensions (including the conflict in the Middle East), and continued broad macroeconomic concerns and uncertainties, including those about inflation, central bank policies and changes in international trade policies (including tariffs). Industry-wide investment banking volumes in completed mergers and acquisitions and debt underwriting remained strong, while equity underwriting volumes increased significantly, compared with the first quarter of 2026. In market making, activity levels remained robust compared with the prior quarter. Additionally, global equity prices were generally higher compared with the end of the first quarter of 2026. In the U.S., the rate of unemployment remained low and the pace of growth sequentially in consumer spending increased compared with the first quarter of 2026.
If uncertainty and concerns about geopolitical tensions, the conflict in the Middle East and the economic outlook remain elevated or increase, including those about inflation, central bank policies and changes in international trade policies (including tariffs), it may lead to a decline in asset prices, a decline in market-making activity levels, or a decline in investment banking activity levels, and net revenues and provision for credit losses would likely be negatively impacted. See “Segment Assets and Operating Results — Segment Operating Results” for information about the operating environment and material trends and uncertainties that may impact our results of operations.

Three Months Ended June 2026 versus June 2025. Net revenues in the consolidated statements of earnings were $20.34 billion for the second quarter of 2026, 39% higher than the second quarter of 2025, primarily reflecting significantly higher market making revenues, investment banking revenues and net interest income.
Non-Interest Revenues. Investment banking revenues in the consolidated statements of earnings were $3.40 billion for the second quarter of 2026, 55% higher than the second quarter of 2025, primarily due to significantly higher revenues in equity underwriting, primarily reflecting significantly higher revenues from secondary and initial public offerings, and in debt underwriting, primarily reflecting significantly higher revenues from leveraged finance and asset-backed activity. Revenues in advisory were higher, reflecting an increase in industry-wide completed mergers and acquisitions volumes.
Investment management revenues in the consolidated statements of earnings were $3.38 billion for the second quarter of 2026, 19% higher than the second quarter of 2025, due to higher management and other fees, primarily reflecting the impact of higher average assets under supervision (AUS).
Commissions and fees in the consolidated statements of earnings were $1.53 billion for the second quarter of 2026, 27% higher than the second quarter of 2025, reflecting significantly higher commissions and fees in Equities, due to generally higher market volumes.
Market making revenues in the consolidated statements of earnings were $7.64 billion for the second quarter of 2026, 61% higher than the second quarter of 2025, reflecting significantly higher revenues from both intermediation and financing activities. The increase from intermediation activities reflected significantly higher revenues in equity products, commodities and interest rate products, partially offset by significantly lower revenues in currencies and mortgages. The increase from financing activities reflected significantly higher revenues in equities financing.
Other principal transactions revenues in the consolidated statements of earnings were $444 million for the second quarter of 2026, 14% lower than the second quarter of 2025, primarily reflecting net markdowns related to the Apple Card loan portfolio, which was transferred to held for sale in the fourth quarter of 2025, and lower net revenues in relationship lending, partially offset by significantly higher net gains from investments in private equities.

Goldman Sachs June 2026 Form 10-Q	106

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
Net Interest Income. Net interest income in the consolidated statements of earnings was $3.95 billion for the second quarter of 2026, 27% higher than the second quarter of 2025, reflecting an increase in interest income, partially offset by an increase in interest expense. The increase in interest income primarily related to other interest-earning assets and investments (both reflecting the impact of higher average balances), and trading assets (reflecting the impact of higher average balances, partially offset by lower average interest rates), partially offset by a decrease in interest income related to loans (reflecting the impact of lower average interest rates, partially offset by higher average balances). The increase in interest expense primarily related to deposits and other interest-bearing liabilities (both reflecting the impact of higher average balances, partially offset by lower average interest rates) and collateralized financings (reflecting the impact of higher average balances). See “Statistical Disclosures — Distribution of Assets, Liabilities and Shareholders’ Equity” for further information about our sources of net interest income.
Six Months Ended June 2026 versus June 2025. Net revenues in the consolidated statements of earnings were $37.57 billion for the first half of 2026, 27% higher than the first half of 2025, primarily reflecting significantly higher market making revenues, investment banking revenues and net interest income.
Non-Interest Revenues. Investment banking revenues in the consolidated statements of earnings were $6.24 billion for the first half of 2026, 52% higher than the first half of 2025, due to significantly higher revenues in advisory, reflecting an increase in industry-wide completed mergers and acquisitions volumes, in equity underwriting, primarily reflecting significantly higher revenues from convertible, secondary and initial public offerings, and in debt underwriting, primarily reflecting significantly higher revenues from asset-backed and investment-grade activity.
Investment management revenues in the consolidated statements of earnings were $6.56 billion for the first half of 2026, 17% higher than the first half of 2025, primarily due to higher management and other fees, primarily reflecting the impact of higher average AUS.
Commissions and fees in the consolidated statements of earnings were $2.85 billion for the first half of 2026, 17% higher than the first half of 2025, reflecting significantly higher commissions and fees in Equities, due to generally higher market volumes.

Market making revenues in the consolidated statements of earnings were $13.10 billion for the first half of 2026, 25% higher than the first half of 2025, reflecting significantly higher revenues from financing activities and higher revenues from intermediation activities. The increase from financing activities reflected significantly higher revenues in equity financing. The increase from intermediation activities reflected significantly higher revenues in equity products and commodities, partially offset by significantly lower revenues in interest rate products and mortgages.
Other principal transactions revenues in the consolidated statements of earnings were $1.31 billion for the first half of 2026, 24% higher than the first half of 2025, primarily reflecting significantly higher net gains from direct investments related to our Global Banking & Markets activities and significantly lower net losses from investments in public equities, partially offset by net markdowns related to the Apple Card loan portfolio, which was transferred to held for sale in the fourth quarter of 2025.
Net Interest Income. Net interest income in the consolidated statements of earnings was $7.51 billion for the first half of 2026, 25% higher than the first half of 2025, reflecting an increase in interest income, partially offset by an increase in interest expense. The increase in interest income related to other interest-earning assets and investments (both reflecting the impact of higher average balances) and trading assets (reflecting the impact of higher average balances, partially offset by lower average interest rates), partially offset by a decrease in interest income related to loans (reflecting the impact of lower average interest rates, partially offset by higher average balances). The increase in interest expense primarily related to collateralized financings (reflecting the impact of higher average balances and higher average interest rates), and deposits and trading liabilities (both reflecting the impact of higher average balances, partially offset by lower average interest rates). See “Statistical Disclosures — Distribution of Assets, Liabilities and Shareholders’ Equity” for further information about our sources of net interest income.

107	Goldman Sachs June 2026 Form 10-Q

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
The table below presents our provision for credit losses.

	Three Months Ended June		Six Months Ended June
$ in millions	2026	2025	2026	2025
Provision for credit losses	$102	$384	$417	$671
Three Months Ended June 2026 versus June 2025. Provision for credit losses in the consolidated statements of earnings was $102 million for the second quarter of 2026, compared with $384 million for the second quarter of 2025. Provisions for the second quarter of 2026 primarily reflected impairments related to wholesale loans. Provisions for the second quarter of 2025 primarily reflected net provisions related to the credit card portfolio, which was transferred to held for sale in the fourth quarter of 2025, and growth related to wholesale loans.
Six Months Ended June 2026 versus June 2025. Provision for credit losses in the consolidated statements of earnings was $417 million for the first half of 2026, compared with $671 million for the first half of 2025. Provisions for the first half of 2026 reflected impairments and growth related to wholesale loans. Provisions for the first half of 2025 reflected net provisions related to the credit card portfolio, which was transferred to held for sale in the fourth quarter of 2025, and impairments related to wholesale loans.

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
The table below presents our operating expenses by line item and headcount.

	Three Months Ended June		Six Months Ended June
$ in millions	2026	2025	2026	2025
Compensation and benefits	$6,104	$4,685	$11,516	$9,561
Transaction based	3,052	1,955	5,567	3,805
Market development	198	167	384	323
Communications and technology	635	530	1,218	1,036
Depreciation and amortization	509	618	1,004	1,124
Occupancy	244	234	498	467
Professional fees	372	440	751	864
Other expenses	559	612	1,161	1,189
Total operating expenses	$11,673	$9,241	$22,099	$18,369
Headcount at period-end	46,200	45,900
Three Months Ended June 2026 versus June 2025. Operating expenses in the consolidated statements of earnings were $11.67 billion for the second quarter of 2026, 26% higher than the second quarter of 2025. Our efficiency ratio was 57.4% for the second quarter of 2026, compared with 63.4% for the second quarter of 2025.
The increase in operating expenses, compared with the second quarter of 2025, primarily reflected significantly higher compensation and benefits expenses (reflecting improved operating performance) and transaction based expenses. Net provisions for litigation and regulatory proceedings were $(28) million for second quarter of 2026, compared with $1 million for the second quarter of 2025.
As of June 2026, headcount was essentially unchanged compared with June 2025 and decreased 2% compared with March 2026.

Goldman Sachs June 2026 Form 10-Q	108

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
Six Months Ended June 2026 versus June 2025. Operating expenses in the consolidated statements of earnings were $22.10 billion for the first half of 2026, 20% higher than the first half of 2025. Our efficiency ratio was 58.8% for the first half of 2026, compared with 62.0% for the first half of 2025. The ratio of compensation and benefits to net revenues, net of provision for credit losses, was 31.0% for the first half of 2026, compared with 32.0% for the first quarter of 2026 and 33.0% for the first half of 2025.
The increase in operating expenses, compared with the first half of 2025, primarily reflected significantly higher compensation and benefits expenses (reflecting improved operating performance) and transaction based expenses. Net provisions for litigation and regulatory proceedings were $14 million for the first half of 2026, compared with $(10) million for the first half of 2025.
As of June 2026, headcount decreased by 3% compared with December 2025.
Provision for Taxes
The effective tax rate for the first half of 2026 was 18.5%, down from the full year effective tax rate of 21.4% for 2025, primarily due to an increase in tax benefits on the settlement of employee share-based awards, partially offset by a decrease in other permanent tax benefits, for the first half of 2026 compared with the full year of 2025. The increase compared with 13.2% for the first quarter of 2026 was primarily due to a decrease in the impact of tax benefits on the settlement of employee share-based awards, partially offset by an increase in other permanent tax benefits, for the first half of 2026 compared with the first quarter of 2026. The impact of tax benefits related to employee share-based awards was a reduction to provision for taxes for the first half of 2026 of approximately $965 million, which reduced our effective tax rate by 6.5 percentage points, and increased our diluted EPS by approximately $3.15 and annualized ROE by 1.7 percentage points.

In May 2026, the New York State fiscal year 2027 budget was enacted. The legislation extends the temporary increase in the New York State corporate tax rate from 6.5% to 7.25% through calendar year 2029. The legislation is not expected to have a material impact on our 2026 annual effective tax rate.
The Organisation for Economic Co-operation and Development/G20 (OECD/G20) Global Anti-Base Erosion Model Rules (Pillar II Model Rules) aim to ensure that multinationals with revenues in excess of EUR 750 million pay a minimum effective corporate tax rate of 15% (minimum tax) in each jurisdiction in which they operate. The U.K. and other non-U.S. jurisdictions in which we operate have enacted certain portions of the Pillar II Model Rules through domestic legislation (Pillar II legislation). In January 2026, the OECD/G20 released administrative guidance that allows multinationals with a U.S. parent to elect the side-by-side safe harbor. The safe harbor, once enacted by each jurisdiction, is expected to deem certain Pillar II minimum taxes to be zero for tax years beginning on or after January 1, 2026. As of June 2026, certain jurisdictions have adopted the safe harbor; however, the majority of jurisdictions in which we operate that enacted Pillar II legislation will need to adopt the safe harbor into their local laws through legislation or administrative procedures. We expect the safe harbor to be enacted in various jurisdictions during 2026 and 2027. Domestic minimum top-up taxes still apply under the Pillar II legislation in certain non-U.S. jurisdictions in which we operate. The Pillar II legislation did not have a material impact on the effective tax rate for the first half of 2026 and, depending on the amount of our earnings and the geographic mix of our earnings, is not expected to have a material impact on our 2026 annual effective tax rate. Any domestic minimum top-up taxes under the Pillar II legislation will be recognized in the period in which they are incurred.
We expect our 2026 annual effective tax rate to be approximately 20%.

109	Goldman Sachs June 2026 Form 10-Q

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
Segment Assets. The table below presents assets by segment.

	As of
	June	December
$ in millions	2026	2025
Global Banking & Markets	$1,882,176	$1,582,670
Asset & Wealth Management	215,730	198,570
Platform Solutions	29,805	28,080
Total	$2,127,711	$1,809,320
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

Segment Operating Results. The table below presents our segment operating results.

	Three Months Ended June		Six Months Ended June
$ in millions	2026	2025	2026	2025
Global Banking & Markets
Net revenues	$15,520	$10,133	$28,258	$20,874
Provision for credit losses	75	173	323	239
Operating expenses	7,946	5,885	14,955	11,809
Pre-tax earnings	$7,499	$4,075	$12,980	$8,826
Net earnings to common	$5,629	$2,859	$10,203	$6,723
Average common equity	$81,817	$79,601	$81,785	$79,480
Return on average common equity	27.5%	14.4%	25.0%	16.9%

Asset & Wealth Management
Net revenues	$4,597	$3,831	$8,675	$7,542
Provision for credit losses	27	(96)	93	(78)
Operating expenses	3,458	3,015	6,540	5,871
Pre-tax earnings	$1,112	$912	$2,042	$1,749
Net earnings to common	$820	$649	$1,590	$1,323
Average common equity	$23,822	$24,654	$23,592	$24,665
Return on average common equity	13.8%	10.5%	13.5%	10.7%

Platform Solutions
Net revenues	$221	$619	$632	$1,229
Provision for credit losses	–	307	1	510
Operating expenses	269	341	604	689
Pre-tax earnings/(loss)	$(48)	$(29)	$27	$30
Net earnings/(loss) to common	$(50)	$(35)	$9	$10
Average common equity	$3,425	$4,441	$3,593	$4,475
Return on average common equity	(5.8)%	(3.2)%	0.5%	0.4%

Total
Net revenues	$20,338	$14,583	$37,565	$29,645
Provision for credit losses	102	384	417	671
Operating expenses	11,673	9,241	22,099	18,369
Pre-tax earnings	$8,563	$4,958	$15,049	$10,605
Net earnings to common	$6,399	$3,473	$11,802	$8,056
Average common equity	$109,064	$108,696	$108,970	$108,620
Return on average common equity	23.5%	12.8%	21.7%	14.8%
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

Goldman Sachs June 2026 Form 10-Q	110

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

111	Goldman Sachs June 2026 Form 10-Q

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
The table below presents our Global Banking & Markets assets.

	As of
	June	December
$ in millions	2026	2025
Cash and cash equivalents	$152,195	$131,809
Collateralized agreements	351,553	314,212
Customer and other receivables	201,469	163,150
Trading assets	728,295	610,513
Investments	236,060	174,052
Loans	187,766	167,629
Other assets	24,838	21,305
Total	$1,882,176	$1,582,670

The table below presents details about our Global Banking & Markets loans.

	As of
	June	December
$ in millions	2026	2025
Corporate	$30,672	$25,337
Real estate	55,298	49,811
Securities-based	6,965	5,591
Other collateralized	96,144	88,205
Other	94	121
Loans, gross	189,173	169,065
Allowance for loan losses	(1,407)	(1,436)
Total loans	$187,766	$167,629
The table below presents our average Global Banking & Markets gross loans.

	Three Months Ended June		Six Months Ended June
$ in millions	2026	2025	2026	2025
Loans	$191,259	$149,406	$183,742	$143,640
The table below presents our Global Banking & Markets operating results.

	Three Months Ended June		Six Months Ended June
$ in millions	2026	2025	2026	2025
Advisory	$1,378	$1,174	$2,872	$1,966
Equity underwriting	985	428	1,520	798
Debt underwriting	1,032	589	1,843	1,341
Investment banking fees	3,395	2,191	6,235	4,105
FICC intermediation	3,376	2,423	6,325	5,813
FICC financing	1,216	1,064	2,278	2,109
FICC	4,592	3,487	8,603	7,922
Equities intermediation	4,157	2,595	6,875	5,142
Equities financing	3,259	1,706	5,867	3,351
Equities	7,416	4,301	12,742	8,493
Other	117	154	678	354
Net revenues	15,520	10,133	28,258	20,874
Provision for credit losses	75	173	323	239
Operating expenses	7,946	5,885	14,955	11,809
Pre-tax earnings	7,499	4,075	12,980	8,826
Provision for taxes	1,684	1,019	2,407	1,784
Net earnings	5,815	3,056	10,573	7,042
Preferred stock dividends	186	197	370	319
Net earnings to common	$5,629	$2,859	$10,203	$6,723

Average common equity	$81,817	$79,601	$81,785	$79,480
Return on average common equity	27.5%	14.4%	25.0%	16.9%

Goldman Sachs June 2026 Form 10-Q	112

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
The table below presents our FICC and Equities net revenues by line item in the consolidated statements of earnings.

$ in millions	FICC	Equities
Three Months Ended June 2026
Market making	$2,199	$5,438
Commissions and fees	–	1,636
Other principal transactions	216	10
Net interest income	2,177	332
Total	$4,592	$7,416
Three Months Ended June 2025
Market making	$1,878	$2,855
Commissions and fees	–	1,256
Other principal transactions	247	2
Net interest income	1,362	188
Total	$3,487	$4,301
Six Months Ended June 2026
Market making	$4,043	$9,055
Commissions and fees	–	3,168
Other principal transactions	442	30
Net interest income	4,118	489
Total	$8,603	$12,742
Six Months Ended June 2025
Market making	$4,746	$5,710
Commissions and fees	–	2,501
Other principal transactions	478	9
Net interest income	2,698	273
Total	$7,922	$8,493
In the table above:
•See “Net Revenues” for information about market making revenues, commissions and fees, other principal transactions revenues and net interest income. See Note 25 to the consolidated financial statements for net interest income by segment.
•The primary driver of net revenues for FICC intermediation for all periods was client activity.
•The increase in net interest income across FICC and Equities for the second quarter of 2026 compared with the second quarter of 2025 reflected an increase in interest-earning assets and a decrease in funding costs. Due to the nature of activities within FICC and Equities and the composition of their associated balance sheet, we assess the performance of these businesses based on total net revenues, as offsets can occur across revenue line items. For example, cash instruments that generate interest income are, in some cases, hedged or funded by derivatives for which changes in fair value are reflected in market making revenues. Also, certain activities produce market making revenues but incur interest expense related to the funding of the related inventory.

The table below presents our financial advisory and underwriting transaction volumes.

	Three Months Ended June		Six Months Ended June
$ in billions	2026	2025	2026	2025
Announced mergers and acquisitions	$738	$266	$1,205	$703
Completed mergers and acquisitions	$452	$294	$903	$539
Equity and equity-related offerings	$35	$16	$59	$35
Debt offerings	$123	$89	$233	$185
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

113	Goldman Sachs June 2026 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
Operating Environment. During the second quarter of 2026, Global Banking & Markets operated in an environment generally characterized by resilient economic activity, persistent geopolitical tensions and continued broad macroeconomic concerns and uncertainties, including those about inflation, central bank policies and changes in international trade policies (including tariffs).
In investment banking, industry-wide completed mergers and acquisitions volumes and industry-wide debt underwriting volumes remained strong, while industry-wide equity underwriting volumes increased significantly, compared with the first quarter of 2026.
In interest rates, the yield on 10-year U.S. government bonds increased while the yield on 10-year U.K. government bonds decreased during the quarter. In equities, the S&P 500 Index increased by 15% and the MSCI World Index increased by 14% compared with the end of the first quarter of 2026.
In the future, if market and economic conditions deteriorate, market-making activity levels decline or investment banking activity levels decline, or credit spreads related to hedges on our relationship lending portfolio tighten, net revenues in Global Banking & Markets would likely be negatively impacted. In addition, if economic conditions deteriorate or if the creditworthiness of borrowers deteriorates, provision for credit losses would likely be negatively impacted.
Three Months Ended June 2026 versus June 2025. Net revenues in Global Banking & Markets were $15.52 billion for the second quarter of 2026, 53% higher than the second quarter of 2025.
Investment banking fees were $3.40 billion, 55% higher than the second quarter of 2025, primarily due to significantly higher net revenues in Equity underwriting, primarily reflecting significantly higher net revenues from secondary and initial public offerings, and in Debt underwriting, primarily reflecting significantly higher net revenues from leveraged finance and asset-backed activity. Net revenues in Advisory were higher, reflecting an increase in industry-wide completed mergers and acquisitions volumes.

As of June 2026, our Investment banking fees backlog increased compared with March 2026, reflecting higher estimated net revenues from potential advisory transactions, partially offset by significantly lower estimated net revenues from potential debt underwriting transactions (primarily from leveraged finance activity).
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
Net revenues in FICC were $4.59 billion, 32% higher than the second quarter of 2025, primarily reflecting significantly higher net revenues in FICC intermediation, due to significantly higher net revenues in interest rate products and commodities, higher net revenues in mortgages and slightly higher net revenues in currencies, partially offset by lower net revenues in credit products. Net revenues in FICC financing were higher, including higher net revenues in mortgages and structured lending.
Compared with the second quarter of 2025, FICC intermediation net revenues reflected the impact of improved market-making conditions on our inventory. The following provides information about our FICC intermediation net revenues by business, compared with results for the second quarter of 2025:
•Net revenues in interest rate products and currencies reflected the impact of improved market-making conditions on our inventory.
•Net revenues in commodities reflected the impact of improved market-making conditions on our inventory and higher client activity.
•Net revenues in mortgages reflected higher client activity.
•Net revenues in credit products reflected lower client activity, largely offset by the impact of improved market-making conditions on our inventory.

Goldman Sachs June 2026 Form 10-Q	114

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
Net revenues in Equities were $7.42 billion, 72% higher than the second quarter of 2025, due to significantly higher net revenues in Equities intermediation, including significantly higher net revenues in derivatives and in cash products, and in Equities financing, primarily driven by significantly higher net revenues in prime financing.
Net revenues in Other were $117 million for the second quarter of 2026, compared with $154 million for the second quarter of 2025, with the decrease reflecting lower net revenues in relationship lending, partially offset by higher net revenues in transaction banking.
Provision for credit losses was $75 million for the second quarter of 2026, compared with $173 million for the second quarter of 2025. Provisions for the second quarter of 2026 primarily reflected impairments related to wholesale loans. Provisions for the second quarter of 2025 reflected growth and impairments related to wholesale loans.
Operating expenses were $7.95 billion for the second quarter of 2026, 35% higher than the second quarter of 2025, primarily due to significantly higher transaction based expenses and compensation and benefits expenses (reflecting improved operating performance). Pre-tax earnings were $7.50 billion for the second quarter of 2026, 84% higher than the second quarter of 2025.
Six Months Ended June 2026 versus June 2025. Net revenues in Global Banking & Markets were $28.26 billion for the first half of 2026, 35% higher than the first half of 2025.
Investment banking fees were $6.24 billion, 52% higher than the first half of 2025, due to significantly higher net revenues in Advisory, reflecting an increase in industry-wide completed mergers and acquisitions volumes, in Equity underwriting, primarily reflecting significantly higher net revenues from convertible, secondary and initial public offerings, and in Debt underwriting, primarily reflecting significantly higher net revenues from asset-backed and investment-grade activity.
As of June 2026, our Investment banking fees backlog increased compared with December 2025, reflecting higher estimated net revenues from potential advisory transactions.
Net revenues in FICC were $8.60 billion, 9% higher than the first half of 2025, primarily reflecting higher net revenues in FICC intermediation, driven by significantly higher net revenues in commodities and currencies, partially offset by significantly lower net revenues in interest rate products and lower net revenues in mortgages and credit products. Net revenues in FICC financing were higher, primarily reflecting higher net revenues in mortgages and structured lending.

Compared with the first half of 2025, FICC intermediation net revenues reflected higher client activity. The following provides information about our FICC intermediation net revenues by business, compared with results for the first half of 2025:
•Net revenues in commodities and currencies reflected the impact of improved market-making conditions on our inventory and higher client activity.
•Net revenues in interest rate products and mortgages reflected the impact of less favorable market-making conditions on our inventory, partially offset by higher client activity.
•Net revenues in credit products reflected lower client activity.
Net revenues in Equities were $12.74 billion, 50% higher than the first half of 2025, due to significantly higher net revenues in Equities financing, primarily driven by significantly higher net revenues in prime financing, and in Equities intermediation, including significantly higher net revenues in derivatives and cash products.
Net revenues in Other were $678 million for the first half of 2026, compared with $354 million for the first half of 2025, with the increase primarily reflecting significantly higher net gains from direct investments.
Provision for credit losses was $323 million for the first half of 2026, compared with $239 million for the first half of 2025. Provisions for the first half of 2026 reflected impairments and growth related to wholesale loans. Provisions for the first half of 2025 reflected growth and impairments related to wholesale loans.
Operating expenses were $14.96 billion for the first half of 2026, 27% higher than the first half of 2025, primarily due to significantly higher transaction based expenses and compensation and benefits expenses (reflecting improved operating performance). Pre-tax earnings were $12.98 billion for the first half of 2026, 47% higher than the first half of 2025.

115	Goldman Sachs June 2026 Form 10-Q

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

Goldman Sachs June 2026 Form 10-Q	116

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
We have announced the following targets relating to Asset & Wealth Management:
•Achieve ROE in the high-teens (approximately 17% to 19%) and pre-tax margin of approximately 30%, both within the medium term (three- to five-year time horizon from year-end 2025).
•Achieve annual long-term fee-based net inflows from the wealth management client channel of approximately 5% of the channel’s long-term AUS.
•Grow our total alternative AUS to $750 billion by the end of 2030.
•Grow our total credit alternative assets to $300 billion by the end of 2028.
•Achieve an annual double-digit percentage growth rate for Management and other fees from alternatives.
•Raise between $75 billion and $100 billion of third-party commitments in our alternatives business annually.
The table below presents our Asset & Wealth Management assets.

	As of
	June	December
$ in millions	2026	2025
Cash and cash equivalents	$32,315	$30,220
Collateralized agreements	13,017	18,459
Customer and other receivables	28,754	22,628
Trading assets	55,471	42,711
Investments	19,449	20,069
Loans	53,552	50,282
Other assets	13,172	14,201
Total	$215,730	$198,570
The table below presents details about our Asset & Wealth Management loans.

	As of
	June	December
$ in millions	2026	2025
Corporate	$4,880	$5,322
Real estate	20,503	19,494
Securities-based	12,145	12,488
Other collateralized	12,845	10,791
Other	3,958	2,896
Loans, gross	54,331	50,991
Allowance for loan losses	(779)	(709)
Total loans	$53,552	$50,282
In the table above, gross loans included $48.27 billion of loans as of June 2026 and $44.70 billion of loans as of December 2025 that were related to Private banking and lending.

The table below presents our average Asset & Wealth Management gross loans.

	Three Months Ended June		Six Months Ended June
$ in millions	2026	2025	2026	2025
Loans	$53,135	$49,445	$52,405	$48,291
The table below presents our Asset & Wealth Management operating results.

	Three Months Ended June		Six Months Ended June
$ in millions	2026	2025	2026	2025
Management and other fees	$3,355	$2,802	$6,432	$5,503
Incentive fees	112	103	295	232
Private banking and lending	689	789	1,327	1,514
Investments	441	137	621	293
Net revenues	4,597	3,831	8,675	7,542
Provision for credit losses	27	(96)	93	(78)
Operating expenses	3,458	3,015	6,540	5,871
Pre-tax earnings	1,112	912	2,042	1,749
Provision for taxes	256	219	379	354
Net earnings	856	693	1,663	1,395
Preferred stock dividends	36	44	73	72
Net earnings to common	$820	$649	$1,590	$1,323

Average common equity	$23,822	$24,654	$23,592	$24,665
Return on average common equity	13.8%	10.5%	13.5%	10.7%
In the table above, Management and other fees included fees from alternatives of $725 million for the three months ended June 2026, $592 million for the three months ended June 2025, $1.32 billion for the six months ended June 2026 and $1.12 billion for the six months ended June 2025.
The table below presents our Asset management and Wealth management net revenues by line item in Asset & Wealth Management.

$ in millions	Asset management	Wealth management	Asset & Wealth Management
Three Months Ended June 2026
Management and other fees	$1,432	$1,923	$3,355
Incentive fees	112	–	112
Private banking and lending	–	689	689
Investments	441	–	441
Total	$1,985	$2,612	$4,597
Three Months Ended June 2025
Management and other fees	$1,212	$1,590	$2,802
Incentive fees	103	–	103
Private banking and lending	–	789	789
Investments	137	–	137
Total	$1,452	$2,379	$3,831
Six Months Ended June 2026
Management and other fees	$2,740	$3,692	$6,432
Incentive fees	295	–	295
Private banking and lending	–	1,327	1,327
Investments	623	(2)	621
Total	$3,658	$5,017	$8,675
Six Months Ended June 2025
Management and other fees	$2,402	$3,101	$5,503
Incentive fees	232	–	232
Private banking and lending	–	1,514	1,514
Investments	293	–	293
Total	$2,927	$4,615	$7,542

117	Goldman Sachs June 2026 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
Operating Environment. During the second quarter of 2026, Asset & Wealth Management operated in an environment generally characterized by resilient economic activity, persistent geopolitical tensions and continued broad macroeconomic concerns and uncertainties, including those about changes in international trade policies (including tariffs). Global equity prices were generally higher compared with the end of the first quarter of 2026, positively affecting assets under supervision.
In the future, if market and economic conditions deteriorate, it may lead to a decline in asset prices, or investors transitioning to asset classes that typically generate lower fees or withdrawing their assets, and net revenues in Asset & Wealth Management would likely be negatively impacted.
Three Months Ended June 2026 versus June 2025. Net revenues in Asset & Wealth Management were $4.60 billion for the second quarter of 2026, 20% higher than the second quarter of 2025, reflecting significantly higher Management and other fees and significantly higher net revenues in Investments, partially offset by lower net revenues in Private banking and lending.
The increase in Management and other fees primarily reflected the impact of higher average assets under supervision. The increase in Investments net revenues primarily reflected significantly higher net gains from investments in private equities. The decrease in Private banking and lending net revenues reflected the impact of lower net interest margin related to Marcus deposits, partially offset by higher average Marcus and private bank deposit balances.
Provision for credit losses was $27 million for the second quarter of 2026, compared with a net benefit of $96 million for the second quarter of 2025. The net benefit for the second quarter of 2025 reflected reserve reductions related to net recoveries on impaired loans and lower balances in the wholesale portfolio.
Operating expenses were $3.46 billion for the second quarter of 2026, 15% higher than the second quarter of 2025, primarily due to significantly higher compensation and benefits expenses (reflecting improved operating performance). Pre-tax earnings were $1.11 billion for the second quarter of 2026, 22% higher than the second quarter of 2025.

Six Months Ended June 2026 versus June 2025. Net revenues in Asset & Wealth Management were $8.68 billion for the first half of 2026, 15% higher than the first half of 2025, primarily reflecting higher Management and other fees and significantly higher net revenues in Investments, partially offset by lower net revenues in Private banking and lending.
The increase in Management and other fees primarily reflected the impact of higher average assets under supervision. The increase in Investments net revenues primarily reflected significantly lower net losses from investments in public equities. The decrease in Private banking and lending net revenues reflected the impact of lower net interest margin related to Marcus deposits, partially offset by higher average Marcus and private bank deposit balances. Incentive fees were higher, primarily driven by performance.
Provision for credit losses was $93 million for the first half of 2026, compared with a net benefit of $78 million for the first half of 2025. Provisions for the first half of 2026 reflected impairments. The net benefit for the first half of 2025 reflected a reserve reduction related to lower balances in the wholesale portfolio.
Operating expenses were $6.54 billion for the first half of 2026, 11% higher than the first half of 2025, primarily due to significantly higher compensation and benefits expenses (reflecting improved operating performance). Pre-tax earnings were $2.04 billion for the first half of 2026 (pre-tax margin of 24%), 17% higher than the first half of 2025.

Goldman Sachs June 2026 Form 10-Q	118

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
In the fourth quarter of 2025, we made certain changes to the classification of our AUS. See “Results of Operations — Asset & Wealth Management — Assets Under Supervision” in Management’s Discussion and Analysis of the 2025 Form 10-K for further information about such changes. In addition, beginning in the second quarter of 2026, certain assets have been reclassified from funds and discretionary accounts to advisory and OCIO accounts to better reflect the investment type of these assets. Prior period amounts have been conformed to the current presentation.
The table below presents information about our period-end AUS by asset class, region and vehicle.

	As of June
$ in billions	2026	2025
Asset Class
Alternative investments	$459	$371
Equity	1,123	857
Fixed income	1,394	1,237
Total long-term AUS	2,976	2,465
Liquidity products	1,065	828
Total AUS	$4,041	$3,293

Region
Americas	$2,940	$2,294
EMEA	833	762
Asia	268	237
Total AUS	$4,041	$3,293

Vehicle
Separate accounts	$2,138	$1,786
Public funds	1,183	1,019
Private funds and other	720	488
Total AUS	$4,041	$3,293
In the table above:
•Liquidity products includes money market funds and private bank deposits.
•EMEA represents Europe, Middle East and Africa.
The table below presents our total long-term AUS by client channel.

	As of June
$ in billions	2026	2025
Institutional	$1,252	$1,110
Wealth management	1,041	862
Third-party distributed	683	493
Total long-term AUS	$2,976	$2,465

Total wealth management client assets (consisting of AUS, brokerage assets and Marcus deposits) were approximately $2.0 trillion as of June 2026 and approximately $1.7 trillion as of June 2025.
The table below presents changes in our AUS.

	Three Months Ended June		Six Months Ended June
$ in billions	2026	2025	2026	2025
Beginning balance	$3,650	$3,173	$3,606	$3,137
Net inflows/(outflows):
Alternative investments	21	9	32	13
Equity	46	8	70	19
Fixed income	24	–	51	14
Total long-term AUS net inflows/(outflows)	91	17	153	46
Liquidity products	139	(12)	164	(17)
Total AUS net inflows/(outflows)	230	5	317	29
Net market appreciation/(depreciation)	161	115	118	127
Ending balance	$4,041	$3,293	$4,041	$3,293
In the table above:
•During the three months ended June 2026, our AUS increased $391 billion due to net inflows (reflecting net inflows across all asset classes, primarily in liquidity products and equity) and net market appreciation (primarily in equity).
•During the three months ended June 2025, our AUS increased $120 billion due to net market appreciation (primarily in equity and fixed income) and net inflows (reflecting net inflows in alternative investments and equity, partially offset by net outflows in liquidity products).
•During the six months ended June 2026, our AUS increased $435 billion due to net inflows (reflecting net inflows across all asset classes, primarily in liquidity products) and net market appreciation (primarily in equity).
•During the six months ended June 2025, our AUS increased $156 billion due to net market appreciation (primarily in equity and fixed income) and net inflows (reflecting net inflows in equity, fixed income and alternative investments, partially offset by net outflows in liquidity products).
•Total long-term AUS net inflows/(outflows) included $31 billion of inflows in equity assets in connection with the acquisition of Innovator Capital Management, LLC, partially offset by $15 billion of outflows in fixed income and equity assets in connection with the disposition of Goldman Sachs TFI, for both the three and six months ended June 2026, and also included $5 billion of inflows in alternative investments in connection with the acquisition of Industry Ventures for the six months ended June 2026.

119	Goldman Sachs June 2026 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
The table below presents information about our total long-term AUS net inflows/(outflows) by client channel.

	Three Months Ended June		Six Months Ended June
$ in billions	2026	2025	2026	2025
Institutional	$16	$2	$34	$3
Wealth management	19	10	41	26
Third-party distributed	56	5	78	17
Total long-term AUS net inflows/(outflows)	$91	$17	$153	$46
The table below presents information about our average monthly AUS by asset class.

	Average for the
	Three Months Ended June		Six Months Ended June
$ in billions	2026	2025	2026	2025
Asset Class
Alternative investments	$445	$362	$438	$359
Equity	1,065	806	1,028	799
Fixed income	1,366	1,217	1,360	1,202
Total long-term AUS	2,876	2,385	2,826	2,360
Liquidity products	972	834	949	839
Total AUS	$3,848	$3,219	$3,775	$3,199
We earn management fees on client assets that we manage and also receive incentive fees based on a percentage of a fund’s or a separately managed account’s return, or when the return exceeds a specified benchmark or other performance targets. These incentive fees are recognized when it is probable that a significant reversal of such fees will not occur. Our estimated unrecognized incentive fees were $7.08 billion as of June 2026 and $5.24 billion as of December 2025. Such amounts are based on the completion of the funds’ financial statements, which is generally one quarter in arrears. These fees will be recognized, assuming no decline in fair value, if and when it is probable that a significant reversal of such fees will not occur, which is generally when such fees are no longer subject to fluctuations in the market value of the assets.
The table below presents our average effective management fee (which excludes non-asset-based fees) earned on our AUS by asset class.

	Three Months Ended June		Six Months Ended June
Effective fees (bps)	2026	2025	2026	2025
Alternative investments	59	60	58	59
Equity	52	54	52	54
Fixed income	16	17	16	17
Liquidity products	13	14	13	14
Total average effective fee	30	31	30	31

The table below presents details about our monthly average AUS for alternative assets and the average effective management fee we earned on such assets.

	Funds & discretionary accounts			Advisory	Total
$ in billions	Direct strategies	Fund of funds	Total	& OCIO accounts	alternative AUS
Three Months Ended June 2026
Average AUS
Corporate equity	$53	$78	$131	$40	$171
Credit	72	7	79	27	106
Real estate	19	7	26	18	44
Hedge funds and other	55	17	72	52	124
Total	$199	$109	$308	$137	$445

Effective Fees (bps)
Corporate equity	120	64	89	18	71
Credit	78	44	78	18	62
Real estate	63	66	64	9	41
Hedge funds and other	67	73	68	18	47
Total	85	65	79	17	59
Three Months Ended June 2025
Average AUS
Corporate equity	$38	$71	$109	$30	$139
Credit	58	4	62	25	87
Real estate	19	7	26	13	39
Hedge funds and other	45	12	57	40	97
Total	$160	$94	$254	$108	$362

Effective Fees (bps)
Corporate equity	124	65	88	22	72
Credit	78	53	78	19	60
Real estate	64	66	64	11	47
Hedge funds and other	67	75	69	19	48
Total	84	66	78	19	60
Six Months Ended June 2026
Average AUS
Corporate equity	$52	$78	$130	$39	$169
Credit	70	6	76	27	103
Real estate	20	7	27	17	44
Hedge funds and other	54	16	70	52	122
Total	$196	$107	$303	$135	$438

Effective Fees (bps)
Corporate equity	121	64	89	18	71
Credit	74	38	73	18	58
Real estate	64	65	64	10	43
Hedge funds and other	66	70	67	18	46
Total	83	64	77	17	58
Six Months Ended June 2025
Average AUS
Corporate equity	$38	$70	$108	$30	$138
Credit	56	4	60	25	85
Real estate	20	7	27	13	40
Hedge funds and other	44	12	56	40	96
Total	$158	$93	$251	$108	$359

Effective Fees (bps)
Corporate equity	124	65	88	22	72
Credit	75	53	75	19	58
Real estate	64	66	64	12	47
Hedge funds and other	68	75	70	19	49
Total	83	67	78	19	59

Goldman Sachs June 2026 Form 10-Q	120

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
The table below presents information about our period-end AUS for alternative assets, non-fee-earning alternative assets and total alternative assets.

	AUS				Total
$ in billions	Funds & discretionary	Advisory & OCIO	Total AUS	Non-fee- earning	alternative assets
As of June 2026
Corporate equity	$134	$42	$176	$100	$276
Credit	80	27	107	123	230
Real estate	28	18	46	19	65
Hedge funds and other	76	54	130	5	135
Total	$318	$141	$459	$247	$706
As of June 2025
Corporate equity	$111	$30	$141	$76	$217
Credit	64	27	91	83	174
Real estate	28	12	40	20	60
Hedge funds and other	58	41	99	4	103
Total	$261	$110	$371	$183	$554
In the table above:
•Substantially all non-fee-earning alternative assets consist of funds and discretionary accounts.
•Corporate equity primarily includes private equity.
•Total alternative assets included uncalled capital that is available for future investing of $108 billion as of June 2026 and $68 billion as of June 2025.
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

The table below presents information about third-party commitments raised in our alternatives business from the beginning of 2020 through the second quarter of 2026.

As of
$ in billions	June 2026
Included in AUS	$381
Included in non-fee-earning alternative assets	142
Third-party commitments raised	$523
In the table above, commitments included in non-fee-earning alternative assets included approximately $115 billion, which will begin to earn fees (and become AUS) if and when the commitments are drawn and assets are invested. In the second quarter of 2026, we raised $59 billion in third-party commitments in our alternatives business, including $16 billion in corporate equity, $31 billion in credit, $3 billion in real estate and $9 billion in hedge funds and other. We have raised $85 billion in third-party commitments in the first half of 2026 and $523 billion since 2019, and expect fundraising for full year 2026 to exceed $125 billion.
The table below presents information about alternative investments that we hold on our balance sheet.

	As of
	June	December
$ in billions	2026	2025
Product
Loans	$5.4	$5.7
Debt securities	7.3	8.1
Equity securities	11.4	11.2
Other	1.8	1.9
Total	$25.9	$26.9

Region
Americas	57%	56%
EMEA	29%	33%
Asia	14%	11%
Total	100%	100%

Industry
Consumer & Retail	8%	8%
Financial Institutions	11%	10%
Healthcare	9%	9%
Industrials	10%	11%
Natural Resources & Utilities	8%	8%
Real Estate	15%	15%
Technology, Media & Telecommunications	30%	30%
Other	9%	9%
Total	100%	100%
In the table above, other investments include tax credit investments (accounted for under the proportional amortization method of accounting) of $0.6 billion as of June 2026 and $0.7 billion as of December 2025. Additionally, other investments include CIEs, which held assets (generally accounted for at historical cost less depreciation) of $1.2 billion as of both June 2026 and December 2025, and were funded with liabilities of $0.6 billion as of both June 2026 and December 2025. Substantially all such liabilities were nonrecourse, thereby reducing our equity at risk.

121	Goldman Sachs June 2026 Form 10-Q

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
The table below presents our Platform Solutions assets.

	As of
	June	December
$ in millions	2026	2025
Cash and cash equivalents	$2,756	$2,230
Collateralized agreements	1,253	1,544
Customer and other receivables	63	64
Trading assets	5,317	3,572
Investments	116	141
Loans	19,570	19,823
Other assets	730	706
Total	$29,805	$28,080
In the table above, substantially all loans consisted of credit card loans.
The table below presents our average Platform Solutions gross loans.

	Three Months Ended June		Six Months Ended June
$ in millions	2026	2025	2026	2025
Loans	$19,315	$20,779	$19,272	$20,779
The table below presents our Platform Solutions operating results.

	Three Months Ended June		Six Months Ended June
$ in millions	2026	2025	2026	2025
Net revenues	$221	$619	$632	$1,229
Provision for credit losses	–	307	1	510
Operating expenses	269	341	604	689
Pre-tax earnings/(loss)	(48)	(29)	27	30
Provision/(benefit) for taxes	(5)	(3)	5	6
Net earnings/(loss)	(43)	(26)	22	24
Preferred stock dividends	7	9	13	14
Net earnings/(loss) to common	$(50)	$(35)	$9	$10

Average common equity	$3,425	$4,441	$3,593	$4,475
Return on average common equity	(5.8)%	(3.2)%	0.5%	0.4%
Operating Environment. The operating environment for Platform Solutions is mainly impacted by the economic environment in the U.S., which, during the second quarter of 2026, was generally characterized by resilient economic activity, concerns about inflation and uncertainty related to changes in international trade policies (including tariffs), a continued low rate of unemployment and an increase in the pace of growth sequentially in consumer spending compared with the first quarter of 2026.
In the future, if economic conditions deteriorate, it may lead to a deterioration in consumer credit, and net revenues in Platform Solutions would likely be negatively impacted.
Three Months Ended June 2026 versus June 2025. Net revenues in Platform Solutions were $221 million for the second quarter of 2026, 64% lower than the second quarter of 2025, primarily reflecting net markdowns related to the Apple Card loan portfolio, which was transferred to held for sale in the fourth quarter of 2025.
Provision for credit losses was $307 million for the second quarter of 2025, reflecting net provisions related to the credit card portfolio, which was transferred to held for sale in the fourth quarter of 2025.
Operating expenses were $269 million for the second quarter of 2026, 21% lower than the second quarter of 2025, primarily reflecting lower operating expenses related to the General Motors (GM) credit card program, which was sold in 2025. Pre-tax loss was $48 million for the second quarter of 2026, 66% lower than the second quarter of 2025.
Six Months Ended June 2026 versus June 2025. Net revenues in Platform Solutions were $632 million for the first half of 2026, 49% lower than the first half of 2025, primarily reflecting net markdowns related to the Apple Card loan portfolio, which was transferred to held for sale in the fourth quarter of 2025.
Provision for credit losses was $1 million for the first half of 2026, compared with $510 million for the first half of 2025. Provisions for the first half of 2025 reflected net provisions related to the credit card portfolio, which was transferred to held for sale in the fourth quarter of 2025.
Operating expenses were $604 million for the first half of 2026, 12% lower than the first half of 2025, reflecting lower operating expenses related to the GM credit card program, which was sold in 2025. Pre-tax earnings were $27 million for the first half of 2026, 10% lower than the first half of 2025.
Geographic Data
See Note 25 to the consolidated financial statements for a summary of our total net revenues and pre-tax earnings by geographic region.

Goldman Sachs June 2026 Form 10-Q	122

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

Setting Balance Sheet Targets. We set balance sheet targets to align with our strategic objectives and in consideration of a number of factors, including our risk appetite, our funding plan, our and our subsidiaries’ regulatory capital and liquidity requirements, as well as the broader operating environment. The Firmwide Asset Liability Committee has the responsibility to review and approve balance sheet targets at least quarterly. Our balance sheet targets are set at levels which are close to actual operating levels, rather than at levels which reflect our maximum risk appetite, in order to ensure prompt escalation and discussion among our revenue-producing units, Corporate Treasury and Risk. Requests for changes in targets are evaluated after giving consideration to their impact on our key metrics.
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

123	Goldman Sachs June 2026 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
Balance Sheet Analysis and Metrics
As of June 2026, total assets in our consolidated balance sheets were $2.13 trillion, an increase of $318.39 billion from December 2025, primarily reflecting increases in trading assets of $132.29 billion (primarily due to increases in equity securities, government and agency obligations and corporate debt, reflecting the impact of our and our clients’ activities), investments of $61.36 billion (reflecting an increase in U.S. government obligations, primarily due to increases in securities accounted for as available-for-sale), customer and other receivables of $44.44 billion (reflecting our clients’ activities), collateralized agreements of $31.61 billion (reflecting our and our clients’ activities), loans of $23.15 billion (primarily due to increases in other collateralized loans and corporate loans), and cash and cash equivalents of $23.01 billion (primarily reflecting our activities). See "Risk Management — Liquidity Risk Management — Cash Flows" for further information about cash and cash equivalents.
As of June 2026, total liabilities in our consolidated balance sheets were $2.00 trillion, an increase of $320.62 billion from December 2025, reflecting increases in unsecured borrowings of $81.92 billion (primarily driven by net issuances), customer and other payables of $68.19 billion (reflecting our clients’ activities), trading liabilities of $61.23 billion (primarily due to increases in equity securities, government and agency obligations and corporate debt, reflecting the impact of our and our clients' activities, and derivative instruments reflecting the impact of equity price movements), deposits of $56.53 billion (reflecting increases across all sources, primarily in consumer deposit, transaction banking deposit and other deposit balances), and collateralized financings of $52.53 billion (reflecting the impact of our and our clients’ activities).
Our total securities sold under agreements to repurchase (repurchase agreements), accounted for as collateralized financings, as of both June 2026 and December 2025 were largely in line compared with the average daily amount of repurchase agreements over the respective quarters.
The level of our repurchase agreements fluctuates between and within periods, primarily due to providing clients with access to highly liquid collateral, such as certain government and agency obligations, through collateralized financing activities.

The table below presents information about our balance sheet and leverage ratios.

	As of
	June	December
$ in millions	2026	2025
Total assets	$2,127,711	$1,809,320
Unsecured long-term borrowings	$347,963	$285,500
Total shareholders’ equity	$122,742	$124,972
Leverage ratio	17.3x	14.5x
Debt-to-equity ratio	2.8x	2.3x
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

	As of
	June	December
$ in millions, except per share amounts	2026	2025
Total shareholders’ equity	$122,742	$124,972
Preferred stock	(13,028)	(15,153)
Common shareholders’ equity	109,714	109,819
Goodwill	(7,342)	(5,949)
Identifiable intangible assets	(1,929)	(842)
Tangible common shareholders’ equity	$100,443	$103,028

Book value per common share	$367.67	$357.60
Tangible book value per common share	$336.61	$335.49
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

Goldman Sachs June 2026 Form 10-Q	124

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
•Book value per common share and tangible book value per common share are based on (i) common shares outstanding and (ii) restricted stock units granted to employees and exchangeable instruments, which in both cases, are not subject to satisfaction of future service, performance or market conditions (collectively, basic shares) of 298.4 million as of June 2026 and 307.1 million as of December 2025. We believe that tangible book value per common share (tangible common shareholders’ equity divided by basic shares) is meaningful because it is a measure that we and investors use to assess capital adequacy. Tangible book value per common share is a non-GAAP measure and may not be comparable to similar non-GAAP measures used by other companies.
Funding Sources
Our primary sources of funding are deposits, collateralized financings, unsecured short- and long-term borrowings, and shareholders’ equity. We seek to maintain broad and diversified funding sources globally across products, programs, markets, currencies and creditors to avoid funding concentrations.
The table below presents information about our funding sources.

	As of
$ in millions	June 2026		December 2025
Deposits	$557,955	38%	$501,422	39%
Collateralized financings	357,574	24%	305,049	24%
Unsecured short-term borrowings	89,911	6%	70,459	5%
Unsecured long-term borrowings	347,963	24%	285,500	22%
Total shareholders’ equity	122,742	8%	124,972	10%
Total	$1,476,145	100%	$1,287,402	100%
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

The table below presents the types and sources of deposits.

$ in millions	Savings and Demand	Time	Total
As of June 2026
Consumer	$146,124	$81,566	$227,690
Private bank	84,121	16,308	100,429
Brokered certificates of deposit	–	52,003	52,003
Deposit sweep programs	42,001	–	42,001
Transaction banking	78,492	4,688	83,180
Other	1,383	51,269	52,652
Total	$352,121	$205,834	$557,955
As of December 2025
Consumer	$128,214	$79,688	$207,902
Private bank	83,323	17,447	100,770
Brokered certificates of deposit	–	47,288	47,288
Deposit sweep programs	34,363	–	34,363
Transaction banking	68,788	976	69,764
Other	1,464	39,871	41,335
Total	$316,152	$185,270	$501,422
In the table above:
•Savings and demand accounts consist of money market deposit accounts, negotiable order of withdrawal accounts and demand deposit accounts that have no stated maturity or expiration date.
•Time deposits had a weighted average maturity of approximately 0.7 years as of both June 2026 and December 2025.
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
•Deposits insured by the FDIC were $300.35 billion as of June 2026 and $269.63 billion as of December 2025.
•Deposits insured by non-U.S. insurance programs were $33.40 billion as of June 2026 and $31.70 billion as of December 2025.
See Note 13 to the consolidated financial statements for further information about our deposits, including a maturity profile of our time deposits.

125	Goldman Sachs June 2026 Form 10-Q

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
The table below presents our quarterly unsecured long-term borrowings maturity profile.

$ in millions	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
As of June 2026
2027	$–	$–	$11,319	$13,495	$24,814
2028	$16,013	$15,586	$5,511	$6,961	44,071
2029	$16,238	$20,020	$7,884	$11,137	55,279
2030	$9,578	$14,722	$5,839	$6,736	36,875
2031	$13,513	$18,324	$1,427	$5,178	38,442
2032 - thereafter					148,482
Total					$347,963
The weighted average maturity of our unsecured long-term borrowings as of June 2026 was approximately seven years. To mitigate refinancing risk, we seek to limit the principal amount of debt maturing over the course of any monthly, quarterly, semi-annual or annual time horizon. We enter into interest rate swaps to convert a portion of our unsecured long-term borrowings into floating-rate obligations to manage our exposure to interest rates. See Note 14 to the consolidated financial statements for further information about our unsecured long-term borrowings.
Shareholders’ Equity. Shareholders’ equity is a stable and perpetual source of funding. See Note 19 to the consolidated financial statements for further information about our shareholders’ equity.

Goldman Sachs June 2026 Form 10-Q	126

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
We submitted our 2026 CCAR capital plan to the FRB in April 2026 and, consistent with the FRB's February 2026 announcement, our SCB, as determined based on our 2025 CCAR results, will remain unchanged. We published a summary of our annual DFAST results in June 2026. See Note 20 to the consolidated financial statements for information about our CCAR results. See “Available Information.” See “Share Repurchase Program” for further information about common stock repurchases and dividends.
GS Bank USA is required to conduct stress tests on an annual basis and publish a summary of certain results. GS Bank USA published a summary of its annual DFAST results in June 2026. See “Available Information.”
Goldman Sachs International (GSI), GSIB and GSBE also have their own capital planning and stress testing processes, which incorporate internally designed stress tests developed in accordance with the guidelines of their respective regulators.

127	Goldman Sachs June 2026 Form 10-Q

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
During the second quarter of 2026, we returned a total of $5.36 billion of capital to common shareholders, including $4.00 billion of common share repurchases and $1.36 billion of common stock dividends. The Board approved an increase in our quarterly common stock dividend from $4.50 to $5.00 per share beginning in the third quarter of 2026. Consistent with our capital management philosophy, we will continue prioritizing deployment of capital for our clients where returns are attractive and distribute any excess capital to shareholders through dividends and share repurchases, while targeting a 50 to 100 basis point buffer above our capital requirement.
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

Goldman Sachs June 2026 Form 10-Q	128

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

Our G-SIB surcharge (Method 2) is 3.5% for 2026 and 2027. We expect that our surcharge will be 4.0% beginning in 2028. Based on financial data for the six months ended June 2026, our current estimate is that we are within the 4.5% G-SIB surcharge range. The earliest this surcharge could be effective is January 2029. Our G-SIB surcharge may be subject to further changes pending the finalization of the FRB’s outstanding proposal on the G-SIB surcharge. See “Regulatory and Other Matters — Regulatory Matters” for further information about the FRB’s proposal on the G-SIB surcharge.
Risk-Based Capital. The table below presents information about our risk-based capital.

	As of
	June	December
$ in millions	2026	2025
Common shareholders’ equity	$109,714	$109,819
Deduction for goodwill	(6,472)	(5,244)
Deduction for identifiable intangible assets	(1,741)	(642)
Other adjustments	156	364
CET1 capital	101,657	104,297
Preferred stock	13,028	15,153
Deduction for investments in covered funds	(298)	(504)
Other adjustments	(5)	(3)
Tier 1 capital	$114,382	$118,943

Standardized Tier 2 and Total capital
Tier 1 capital	$114,382	$118,943
Qualifying subordinated debt	13,401	8,856
Allowance for credit losses	2,958	2,879
Other adjustments	(48)	(13)
Standardized Tier 2 capital	16,311	11,722
Standardized Total capital	$130,693	$130,665

Advanced Tier 2 and Total capital
Tier 1 capital	$114,382	$118,943
Standardized Tier 2 capital	16,311	11,722
Allowance for credit losses	(2,958)	(2,879)
Other adjustments	350	684
Advanced Tier 2 capital	13,703	9,527
Advanced Total capital	$128,085	$128,470

129	Goldman Sachs June 2026 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
In the table above:
•Deduction for goodwill was net of deferred tax liabilities of $870 million as of June 2026 and $705 million as of December 2025.
•Deduction for identifiable intangible assets was net of deferred tax liabilities of $188 million as of June 2026 and $200 million as of December 2025.
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

The table below presents changes in CET1 capital, Tier 1 capital and Tier 2 capital.

$ in millions	Standardized	Advanced
Six Months Ended June 2026
CET1 capital
Beginning balance	$104,297	$104,297
Change in:
Common shareholders’ equity	(105)	(105)
Deduction for goodwill	(1,228)	(1,228)
Deduction for identifiable intangible assets	(1,099)	(1,099)
Other adjustments	(208)	(208)
Ending balance	$101,657	$101,657

Tier 1 capital
Beginning balance	$118,943	$118,943
Change in:
CET1 capital	(2,640)	(2,640)
Preferred stock	(2,125)	(2,125)
Deduction for investments in covered funds	206	206
Other adjustments	(2)	(2)
Ending balance	114,382	114,382
Tier 2 capital
Beginning balance	11,722	9,527
Change in:
Qualifying subordinated debt	4,545	4,545
Allowance for credit losses	79	–
Other adjustments	(35)	(369)
Ending balance	16,311	13,703
Total capital	$130,693	$128,085
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

Goldman Sachs June 2026 Form 10-Q	130

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
We had three regulatory VaR exceptions during the six months ended June 2026. A VaR multiplier is used to determine Market RWAs relating to regulatory VaR. The VaR multiplier is determined by, among other things, the number of VaR exceptions observed over the preceding 250 business days. The number of VaR exceptions over the preceding 250 business days decreased from six as of March 2026 to four as of June 2026 and, therefore, the VaR multiplier decreased from 3.5 to 3.0;

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

131	Goldman Sachs June 2026 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
The table below presents information about RWAs.

$ in millions	Standardized	Advanced
As of June 2026
Credit RWAs
Derivatives	$158,511	$114,448
Commitments, guarantees and loans	304,606	235,980
Securities financing transactions	109,954	26,022
Equity investments	27,904	29,955
Other	89,645	121,455
Total Credit RWAs	690,620	527,860
Market RWAs
Regulatory VaR	21,796	21,796
Stressed VaR	47,600	47,600
Incremental risk	9,776	9,776
Comprehensive risk	3,112	3,112
Specific risk	17,736	17,736
Total Market RWAs	100,020	100,020
Total Operational RWAs	–	119,494
Total RWAs	$790,640	$747,374
As of December 2025
Credit RWAs
Derivatives	$153,827	$111,863
Commitments, guarantees and loans	278,715	221,325
Securities financing transactions	107,272	29,471
Equity investments	28,112	30,988
Other	74,893	100,484
Total Credit RWAs	642,819	494,131
Market RWAs
Regulatory VaR	14,716	14,716
Stressed VaR	43,189	43,189
Incremental risk	5,117	5,117
Comprehensive risk	2,196	2,196
Specific risk	19,301	19,301
Total Market RWAs	84,519	84,519
Total Operational RWAs	–	112,820
Total RWAs	$727,338	$691,470
In the table above:
•Securities financing transactions represents resale and repurchase agreements and securities borrowed and loaned transactions.
•Other includes receivables, certain debt securities, cash and cash equivalents, and other assets.

The table below presents changes in RWAs.

$ in millions	Standardized	Advanced
Six Months Ended June 2026
RWAs
Beginning balance	$727,338	$691,470
Credit RWAs
Change in:
Derivatives	4,684	2,585
Commitments, guarantees and loans	25,891	14,655
Securities financing transactions	2,682	(3,449)
Equity investments	(208)	(1,033)
Other	14,752	20,971
Change in Credit RWAs	47,801	33,729
Market RWAs
Change in:
Regulatory VaR	7,080	7,080
Stressed VaR	4,411	4,411
Incremental risk	4,659	4,659
Comprehensive risk	916	916
Specific risk	(1,565)	(1,565)
Change in Market RWAs	15,501	15,501
Change in Operational RWAs	–	6,674
Ending balance	$790,640	$747,374
RWAs Rollforward Commentary
Six Months Ended June 2026. Standardized Credit RWAs as of June 2026 increased by $47.80 billion compared with December 2025, primarily reflecting an increase in commitments, guarantees and loans (principally due to increased lending exposures), an increase in other credit RWAs (principally due to increases in customer and other receivables and other assets) and an increase in derivatives (principally due to increased exposures). Standardized Market RWAs as of June 2026 increased by $15.50 billion compared with December 2025, reflecting an increase in regulatory VaR (principally due to higher levels of market volatility), an increase in incremental risk (principally due to increased exposures to equities) and an increase in stressed VaR (principally due to increased exposures to interest rates).
Advanced Credit RWAs as of June 2026 increased by $33.73 billion compared with December 2025, reflecting an increase in other credit RWAs (principally due to increases in customer and other receivables, certain debt securities and other assets) and an increase in commitments, guarantees and loans (principally due to increased lending exposures). Advanced Market RWAs as of June 2026 increased by $15.50 billion compared with December 2025, reflecting an increase in regulatory VaR (principally due to higher levels of market volatility), an increase in incremental risk (principally due to increased exposures to equities) and an increase in stressed VaR (principally due to increased exposures to interest rates). Advanced Operational RWAs as of June 2026 increased by $6.67 billion compared with December 2025, primarily reflecting increased severity of loss events estimated by our risk-based model.

Goldman Sachs June 2026 Form 10-Q	132

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
In the table above:
•As of both June 2026 and December 2025, the TLAC to RWAs requirement is calculated as the sum of (i) an 18% minimum, (ii) a 2.5% buffer, (iii) a countercyclical capital buffer, which the FRB has set to zero percent and (iv) a 1.5% G-SIB surcharge (Method 1).
•The TLAC to total leverage exposure requirement is calculated as the sum of (i) a 7.5% minimum as of both June 2026 and December 2025 and (ii) a total leverage exposure buffer of 0.75% as of June 2026 and 2.0% as of December 2025.
•The external long-term debt to RWAs requirement is calculated as the sum of (i) 6% as of both June 2026 and December 2025 and (ii) a G-SIB surcharge (Method 2) of 3.5% as of June 2026 and 3.0% as of December 2025.
•The external long-term debt to total leverage exposure is calculated as the sum of (i) 2.5% as of June 2026 and 4.5% as of December 2025 and (ii) a total leverage exposure buffer of 0.75% as of June 2026.

The table below presents information about our TLAC and external long-term debt ratios.

	For the Three Months Ended or as of
	June	December
$ in millions	2026	2025
TLAC	$333,044	$300,481
External long-term debt	$203,391	$170,347
RWAs	$790,640	$727,338
Total leverage exposure	$2,646,205	$2,297,597

TLAC to RWAs	42.1%	41.3%
TLAC to total leverage exposure	12.6%	13.1%
External long-term debt to RWAs	25.7%	23.4%
External long-term debt to total leverage exposure	7.7%	7.4%
In the table above:
•TLAC includes common and preferred stock, and eligible long-term debt issued by Group Inc. Eligible long-term debt represents unsecured debt, which has a remaining maturity of at least one year and satisfies additional requirements.
•External long-term debt consists of eligible long-term debt subject to a haircut if it is due to be paid between one and two years.
•In accordance with the TLAC rules, the higher of Standardized or Advanced RWAs are used in the calculation of TLAC and external long-term debt ratios and applicable requirements. RWAs represent Standardized RWAs as of both June 2026 and December 2025.
•Total leverage exposure includes average adjusted total assets and the monthly average of off-balance sheet and other exposures, primarily consisting of derivatives, securities financing transactions, commitments and guarantees.
See “Business — Regulation” in Part I, Item 1 of the 2025 Form 10-K for further information about TLAC.

133	Goldman Sachs June 2026 Form 10-Q

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
The table below presents GSIB’s risk-based capital requirements.

	As of
	June	December
	2026	2025
CET1 capital ratio	12.2%	12.0%
Tier 1 capital ratio	15.0%	14.8%
Total capital ratio	18.7%	18.5%
The table below presents information about GSIB’s risk-based capital ratios.

	As of
	June	December
$ in millions	2026	2025
CET1 capital	$5,063	$4,947
Tier 1 capital	$5,063	$4,947
Tier 2 capital	$1,031	$826
Total capital	$6,094	$5,773
RWAs	$21,883	$19,936

CET1 capital ratio	23.1%	24.8%
Tier 1 capital ratio	23.1%	24.8%
Total capital ratio	27.8%	29.0%
In the table above, the risk-based capital ratios as of June 2026 included GSIB’s profits after foreseeable charges for the six months ended June 2026, which contributed 204 basis points to the CET1 capital ratio. These profits, net of any future dividends declared, must be audited by GSIB’s external auditors in their annual audit to qualify for inclusion in GSIB’s risk-based capital.

The table below presents GSIB’s leverage ratio requirement and leverage ratio.

	As of
	June	December
	2026	2025
Leverage ratio requirement	3.8%	3.7%
Leverage ratio	7.7%	8.4%
In the table above, the leverage ratio as of June 2026 included GSIB’s profits after foreseeable charges for the six months ended June 2026, which contributed 67 basis points to the leverage ratio. These profits, net of any future dividends declared, must be audited by GSIB’s external auditors in their annual audit to qualify for inclusion in GSIB’s risk-based capital.
GSIB is subject to minimum reserve requirements at central banks in certain of the jurisdictions in which it operates. As of both June 2026 and December 2025, GSIB was in compliance with these requirements.
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
The table below presents GSBE’s risk-based capital requirements.

	As of
	June	December
	2026	2025
CET1 capital ratio	10.4%	10.4%
Tier 1 capital ratio	12.4%	12.4%
Total capital ratio	15.0%	15.0%

Goldman Sachs June 2026 Form 10-Q	134

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
The table below presents information about GSBE’s risk-based capital ratios.

	As of
	June	December
$ in millions	2026	2025
CET1 capital	$16,486	$16,405
Tier 1 capital	$16,486	$16,405
Tier 2 capital	$23	$23
Total capital	$16,509	$16,428
RWAs	$74,369	$70,521

CET1 capital ratio	22.2%	23.3%
Tier 1 capital ratio	22.2%	23.3%
Total capital ratio	22.2%	23.3%
In the table above, the risk-based capital ratios as of June 2026 included GSBE’s profits after foreseeable charges for the six months ended June 2026, which contributed 59 basis points to the CET1 capital ratio. These profits, net of any future dividends declared, must be audited by GSBE’s external auditors in their annual audit and approved by GSBE’s shareholder (GS Bank USA) to qualify for inclusion in GSBE’s risk-based capital.
The table below presents GSBE’s leverage ratio requirement and leverage ratio.

	As of
	June	December
	2026	2025
Leverage ratio requirement	3.2%	3.2%
Leverage ratio	7.7%	9.3%
In the table above, the leverage ratio as of June 2026 included GSBE’s profits after foreseeable charges for the six months ended June 2026, which contributed 21 basis points to the leverage ratio. These profits, net of any future dividends declared, must be audited by GSBE’s external auditors in their annual audit and approved by GSBE’s shareholder (GS Bank USA) to qualify for inclusion in GSBE’s risk-based capital.
GSBE is subject to minimum reserve requirements at central banks in certain of the jurisdictions in which it operates. As of both June 2026 and December 2025, GSBE was in compliance with these requirements.
GSBE is a registered swap dealer with the CFTC and a registered security-based swap dealer with the SEC. As of both June 2026 and December 2025, GSBE was subject to and in compliance with applicable capital requirements for swap dealers and security-based swap dealers.

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
GS&Co. had regulatory net capital, as defined by Rule 15c3-1 of the SEC, of $21.22 billion as of June 2026 and $23.10 billion as of December 2025, which exceeded the greater of the minimum amounts required under Rule 15c3-1 of the SEC and Rules 1.17 and Part 23 Subpart E of the CFTC by $14.85 billion as of June 2026 and $16.93 billion as of December 2025. In addition to its alternative minimum net capital requirements, GS&Co. is also required to hold tentative net capital in excess of $5 billion and net capital in excess of $1 billion in accordance with Rule 15c3-1. GS&Co. is also required to notify the SEC in the event that its tentative net capital is less than $6 billion. As of both June 2026 and December 2025, GS&Co. had tentative net capital and net capital in excess of both the minimum and the notification requirements.

135	Goldman Sachs June 2026 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
Non-U.S. Regulated Broker-Dealer Subsidiaries. Our principal non-U.S. regulated broker-dealer subsidiaries include GSI and GSJCL.
GSI, our U.K. broker-dealer, is regulated by the PRA and the FCA. GSI is subject to the U.K. capital framework, which is largely based on Basel III.
The table below presents GSI’s risk-based capital requirements.

	As of
	June	December
	2026	2025
CET1 capital ratio	9.0%	9.0%
Tier 1 capital ratio	11.0%	10.9%
Total capital ratio	13.6%	13.5%
The table below presents information about GSI’s risk-based capital ratios.

	As of
	June	December
$ in millions	2026	2025
CET1 capital	$36,120	$34,442
Tier 1 capital	$46,120	$39,942
Tier 2 capital	$8,587	$8,477
Total capital	$54,707	$48,419
RWAs	$315,051	$302,962

CET1 capital ratio	11.5%	11.4%
Tier 1 capital ratio	14.6%	13.2%
Total capital ratio	17.4%	16.0%
In the table above, the risk-based capital ratios as of June 2026 included GSI’s profits after foreseeable charges for the three months ended June 2026, which contributed 35 basis points to the CET1 capital ratio. These profits, net of any future dividends declared, must be verified by GSI’s external auditors in their quarterly review to qualify for inclusion in GSI’s risk-based capital.

The table below presents GSI’s leverage ratio requirement and leverage ratio.

	As of
	June	December
	2026	2025
Leverage ratio requirement	3.5%	3.5%
Leverage ratio	4.4%	4.5%
In the table above, the leverage ratio as of June 2026 included GSI’s profits after foreseeable charges for the three months ended June 2026, which contributed 10 basis points to the leverage ratio. These profits, net of any future dividends declared, must be verified by GSI’s external auditors in their quarterly review to qualify for inclusion in GSI’s risk-based capital.
GSI is a registered swap dealer with the CFTC and a registered security-based swap dealer with the SEC. As of both June 2026 and December 2025, GSI was subject to and in compliance with applicable capital requirements for swap dealers and security-based swap dealers.
GSJCL, our Japanese broker-dealer, is regulated by Japan’s Financial Services Agency. GSJCL and certain other non-U.S. subsidiaries are also subject to capital requirements promulgated by authorities of the countries in which they operate. As of both June 2026 and December 2025, these subsidiaries were in compliance with their local capital requirements.

Goldman Sachs June 2026 Form 10-Q	136

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
Basel III and G-SIB Surcharge Reforms. In March 2026, the U.S. bank regulatory agencies issued new Basel III and G-SIB surcharge notices of proposed rulemaking. The new Basel III proposal includes removal of the Standardized and Advanced capital requirements and replaces these requirements with a single risk-based approach (the Expanded Risk-Based Approach), thereby eliminating the use of internal models to calculate RWAs for credit and operational risk. The proposal replaces the existing market risk framework with the new Fundamental Review of the Trading Book framework, improves risk sensitivity in the calculation of credit risk, and introduces a new calculation for CVA risk and a standardized method to calculate operational risk. The G-SIB surcharge proposal recalibrates coefficients used in the calculation of the Method 2 surcharge and proposes annual adjustments to those coefficients based on nominal GDP growth. It also proposes using averages over the prior four quarters, rather than a point in time calculation. We do not expect that these proposed rules, if both are adopted as proposed, would materially change our regulatory capital requirements.

Other Matters
Conflict in the Middle East. The Iranian conflict that began in February 2026 has had significant implications for the global economy, including a disruption in the supply of oil and higher oil prices, more volatile equity prices, greater uncertainty regarding the direction of interest rates and heightened risk of recession. The future course of the conflict remains uncertain, and a continuation of the conflict or further escalation could lead to a rise in oil prices and a surge in inflation, a global recession, stagflation, and more heightened volatility across financial markets. If the adverse economic consequences from the conflict were to worsen, our results of operations could be negatively impacted.
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

Off-Balance Sheet Arrangement	Disclosure in Form 10-Q
Variable interests in nonconsolidated variable interest entities	See Note 17 to the consolidated financial statements.
Guarantees, and lending and other commitments	See Note 18 to the consolidated financial statements.
Derivatives	See Note 7 to the consolidated financial statements.

137	Goldman Sachs June 2026 Form 10-Q

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

Goldman Sachs June 2026 Form 10-Q	138

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

139	Goldman Sachs June 2026 Form 10-Q

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

Goldman Sachs June 2026 Form 10-Q	140

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

141	Goldman Sachs June 2026 Form 10-Q

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

•Firmwide Data Governance Committee. The Firmwide Data Governance Committee is responsible for overseeing the firmwide data governance framework, and its implementation, to help ensure that data governance and data quality are appropriate. This committee is co-chaired by our chief data officer and an advisory director, who are appointed as chairs by the chairs of the Firmwide Enterprise Risk Committee.
•Firmwide Artificial Intelligence Risk Committee. The Firmwide Artificial Intelligence Risk Committee is responsible for overseeing both the risks associated with the use of AI and firmwide risks impacted by AI developments internally and externally. This committee is co-chaired by our chief information officer and our chief risk officer, who are appointed as chairs by the chairs of the Firmwide Enterprise Risk Committee.
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

Goldman Sachs June 2026 Form 10-Q	142

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

143	Goldman Sachs June 2026 Form 10-Q

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
Group Inc. has provided substantial amounts of equity and subordinated indebtedness, directly or indirectly, to its regulated subsidiaries. For example, as of June 2026, Group Inc. had $42.51 billion of equity and subordinated indebtedness invested in GS&Co., its principal U.S. registered broker-dealer; $57.57 billion invested in GSI, a regulated U.K. broker-dealer; $2.61 billion invested in GSJCL, a regulated Japanese broker-dealer; $63.56 billion invested in GS Bank USA, a regulated New York State-chartered bank; and $5.93 billion invested in GSIB, a regulated U.K. bank. Group Inc. also provides financing, directly or indirectly, in the form of: $219.85 billion of unsubordinated loans (including secured loans of $78.35 billion) and $33.52 billion of collateral and cash deposits to these entities as of June 2026. In addition, as of June 2026, Group Inc. had significant amounts of capital invested in and loans to its other regulated subsidiaries.

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

Goldman Sachs June 2026 Form 10-Q	144

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
GCLA and Unencumbered Metrics
GCLA. Based on the results of our internal liquidity risk models, described above, as well as our consideration of other factors, including, but not limited to, a qualitative assessment of our condition, as well as the financial markets, we believe our liquidity position as of both June 2026 and December 2025 was appropriate. We strictly limit our GCLA to a narrowly defined list of securities and cash because they are highly liquid, even in a difficult funding environment. We do not include other potential sources of excess liquidity in our GCLA, such as less liquid unencumbered securities or committed credit facilities.

145	Goldman Sachs June 2026 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
The table below presents information about our GCLA.

	Average for the Three Months Ended
	June	March
$ in millions	2026	2026
Denomination
U.S. dollar	$408,542	$369,371
Non-U.S. dollar	146,466	124,822
Total	$555,008	$494,193

Asset Class
Overnight cash deposits	$160,092	$137,333
U.S. government obligations	274,347	246,817
U.S. agency obligations	30,247	33,031
Non-U.S. government obligations	90,322	77,012
Total	$555,008	$494,193

Entity Type
Group Inc. and Funding IHC	$93,481	$77,691
Major broker-dealer subsidiaries	150,980	137,417
Major bank subsidiaries	310,547	279,085
Total	$555,008	$494,193
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

Other Unencumbered Assets. In addition to our GCLA, we have a significant amount of other unencumbered cash and financial instruments, including other government obligations, high-grade money market securities, corporate obligations, marginable equities, loans and cash deposits not included in our GCLA. The fair value of our unencumbered assets averaged $379.39 billion for the three months ended June 2026 and $359.73 billion for the three months ended March 2026. We do not consider these assets liquid enough to be eligible for our GCLA.
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
The table below presents information about our average daily LCR.

	Average for the Three Months Ended
	June	March
$ in millions	2026	2026
Total HQLA	$542,086	$482,450
Eligible HQLA	$454,349	$406,871
Net cash outflows	$359,599	$331,364
LCR	126%	123%
In the table above, our average quarterly LCR represents the average of our daily LCRs during the quarter.

Goldman Sachs June 2026 Form 10-Q	146

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
The table below presents information about our average daily NSFR.

	Average for the Three Months Ended
	June	March
$ in millions	2026	2026
Total ASF	$901,196	$842,245
Total RSF	$771,997	$733,885
NSFR	117%	115%
In the table above, our average quarterly NSFR represents the average of our daily NSFRs during the quarter.
GS Bank USA and GSBE are also subject to minimum LCR and NSFR requirements as set by their respective regulators. Beginning in the second quarter of 2026, GSI and GSIB have elected to meet the minimum LCR and NSFR requirements, on a combined basis, as permitted by their regulators. As of June 2026, both GS Bank USA and GSBE, as well as GSI and GSIB on a combined basis, exceeded the applicable LCR and NSFR requirements.
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
The table below presents the unsecured credit ratings and outlook of Group Inc.

As of June 2026
	DBRS	Fitch	Moody’s	R&I	S&P
Short-term debt	R-1 (middle)	F1	P-1	a-1	A-2
Long-term debt	A (high)	A	A2	A	BBB+
Subordinated debt	A	BBB+	Baa2	A-	BBB
Trust preferred	A	BBB-	Baa3	N/A	BB+
Preferred stock	BBB (high)	BBB-	Ba1	N/A	BB+
Ratings outlook	Stable	Positive	Stable	Stable	Stable
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
•The DBRS, Fitch, Moody’s and S&P ratings for preferred stock include the APEX issued by Goldman Sachs Capital II and Goldman Sachs Capital III.
During the second quarter of 2026, Fitch changed the outlook of Group Inc. from stable to positive.
The table below presents the unsecured credit ratings and outlook of GS Bank USA, GSIB, GSBE, GS&Co. and GSI.

As of June 2026
	Fitch	Moody’s	S&P
GS Bank USA
Short-term debt	F1+	P-1	A-1
Long-term debt	AA-	A1	A+
Short-term bank deposits	F1+	P-1	N/A
Long-term bank deposits	AA-	A1	N/A
Ratings outlook	Positive	Stable	Stable
GSIB
Short-term debt	F1+	P-1	A-1
Long-term debt	AA-	A1	A+
Short-term bank deposits	F1+	P-1	N/A
Long-term bank deposits	AA-	A1	N/A
Ratings outlook	Positive	Stable	Stable
GSBE
Short-term debt	F1+	P-1	A-1
Long-term debt	AA-	A1	A+
Short-term bank deposits	N/A	P-1	N/A
Long-term bank deposits	N/A	A1	N/A
Ratings outlook	Positive	Stable	Stable
GS&Co.
Short-term debt	F1+	N/A	A-1
Long-term debt	AA-	A1	A+
Ratings outlook	Positive	Stable	Stable
GSI
Short-term debt	F1+	P-1	A-1
Long-term debt	AA-	A1	A+
Ratings outlook	Positive	Stable	Stable

147	Goldman Sachs June 2026 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
During the second quarter of 2026, Fitch upgraded the short-term debt ratings (from F1 to F1+) and long-term debt ratings (from A+ to AA-), and changed the outlook from stable to positive for GS Bank USA, GSIB, GSBE, GS&Co. and GSI. Additionally, Fitch also upgraded the short-term bank deposits rating (from F1 to F1+) and long-term bank deposits rating (from A+ to AA-) for GSIB.
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

Six Months Ended June 2026. Our cash and cash equivalents increased by $23.01 billion to $187.27 billion at the end of the second quarter of 2026, primarily due to net cash provided by financing activities, partially offset by net cash used for investing and operating activities. The net cash provided by financing activities primarily reflected cash inflows from net issuances of unsecured borrowings and deposits (reflecting increases across all sources, primarily in consumer deposit, transaction banking deposit and other deposit balances). The net cash used for investing activities primarily reflected net purchases of U.S. government obligations accounted for as available-for-sale securities and an increase in net lending activities (reflecting increases in other collateralized loans and corporate loans). The net cash used for operating activities reflected cash outflows from trading assets, partially offset by cash inflows from trading liabilities, customer and other receivables and payables, net (reflecting an increase in customer and other payables, partially offset by an increase in customer and other receivables), collateralized transactions (reflecting an increase in collateralized financings, partially offset by an increase in collateralized agreements) and net earnings.
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

Goldman Sachs June 2026 Form 10-Q	148

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

149	Goldman Sachs June 2026 Form 10-Q

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

Goldman Sachs June 2026 Form 10-Q	150

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

151	Goldman Sachs June 2026 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
The table below presents our average daily VaR.

	Three Months Ended			Six Months Ended June
	June	March	June
$ in millions	2026	2026	2025	2026	2025
Categories
Interest rates	$82	$85	$79	$83	$74
Equity prices	65	55	48	60	45
Currency rates	19	15	23	17	30
Commodity prices	30	31	15	31	15
Diversification effect	(76)	(74)	(67)	(75)	(70)
Total	$120	$112	$98	$116	$94
Our average daily VaR increased to $120 million for the three months ended June 2026 from $112 million for the three months ended March 2026 due to higher levels of volatility, partially offset by reduced exposures. The total increase primarily reflected increases in the equity prices and currency rates categories, partially offset by a decrease in the interest rates category.
Our average daily VaR increased to $120 million for the three months ended June 2026 from $98 million for the three months ended June 2025 due to increased exposures and higher levels of volatility. The total increase reflected increases in the equity prices, commodity prices and interest rates categories, partially offset by an increase in the diversification effect and a decrease in the currency rates category.
Our average daily VaR increased to $116 million for the six months ended June 2026 from $94 million for the six months ended June 2025 due to increased exposures and higher levels of volatility. The total increase reflected increases in the commodity prices, equity prices and interest rates categories, partially offset by a decrease in the currency rates category and an increase in the diversification effect.
The table below presents our period-end VaR.

	As of
	June	March	June
$ in millions	2026	2026	2025
Categories
Interest rates	$70	$104	$92
Equity prices	69	57	54
Currency rates	16	17	18
Commodity prices	24	49	18
Diversification effect	(63)	(90)	(71)
Total	$116	$137	$111
Our period-end VaR decreased to $116 million as of June 2026 from $137 million as of March 2026 due to reduced exposures, partially offset by higher levels of volatility. The total decrease primarily reflected decreases in the interest rates and commodity prices categories, partially offset by a decrease in the diversification effect and an increase in the equity prices category.

Our period-end VaR increased to $116 million as of June 2026 from $111 million as of June 2025 due to higher levels of volatility, partially offset by reduced exposures. The total increase primarily reflected increases in the equity prices and commodity prices categories and a decrease in the diversification effect, partially offset by a decrease in the interest rates category.
During the six months ended June 2026, the firmwide VaR risk limit was exceeded on one occasion, primarily due to higher levels of volatility, generally resulting from broad macroeconomic and geopolitical concerns. During this period, there were temporary changes to the firmwide VaR risk limit due to higher levels of volatility, and the firmwide VaR risk limit was also permanently increased to support our clients’ activities, particularly in our Equities business. During 2025, the firmwide VaR risk limit was not exceeded, raised or reduced, and there were no permanent or temporary changes to the firmwide VaR risk limit.
The table below presents our high and low VaR.

	Three Months Ended
	June 2026		March 2026		June 2025
$ in millions	High	Low	High	Low	High	Low
Categories
Interest rates	$105	$66	$163	$58	$92	$65
Equity prices	$93	$53	$68	$45	$62	$36
Currency rates	$24	$13	$25	$9	$31	$17
Commodity prices	$49	$21	$64	$18	$21	$12
Firmwide
VaR	$133	$107	$176	$79	$116	$84
The chart below presents our daily VaR for the six months ended June 2026.

180
150
120
90
60
30
0
Daily VaR
(in millions)
First Quarter
2026
Second Quarter
2026

Goldman Sachs June 2026 Form 10-Q	152

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
The table below presents, by number of business days, the frequency distribution of our daily net revenues for positions included in VaR.

	Three Months Ended June		Six Months Ended June
$ in millions	2026	2025	2026	2025
>$100	43	19	77	50
$75 – $100	5	13	12	21
$50 – $75	8	14	16	21
$25 – $50	2	6	5	13
$0 – $25	3	6	6	10
$(25) – $0	1	2	2	5
$(50) – $(25)	–	1	–	2
$(75) – $(50)	–	1	2	1
$(100) – $(75)	–	–	2	–
<$(100)	–	–	1	–
Total	62	62	123	123
Daily net revenues for positions included in VaR are compared with VaR calculated as of the end of the prior business day. Net losses incurred on a single day for such positions did not exceed our 95% one-day VaR (i.e., a VaR exception) during the three months ended June 2026 and there was one VaR exception during the six months ended June 2026. There were no VaR exceptions during both the three and six months ended June 2025.
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

	As of
	June	March	June
$ in millions	2026	2026	2025
Equity	$1,482	$1,736	$1,577
Debt	3,333	3,336	1,858
Total	$4,815	$5,072	$3,435
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
•Debt positions include mezzanine and senior debt, and corporate and real estate loans, substantially all of which are included within Asset & Wealth Management. Debt positions also included $19.5 billion as of June 2026 and $19.1 billion as of March 2026 of the Apple Card loan portfolio, and $1.6 billion as of June 2025 of GM co-branded credit card loans that were classified as held for sale. These held for sale loans were included within Platform Solutions.
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
•These measures do not reflect the diversification effect across asset categories or across other market risk measures.

153	Goldman Sachs June 2026 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
Credit and Funding Spread Sensitivity on Derivatives and Financial Liabilities. VaR excludes the impact of changes in counterparty credit spreads, our own credit spreads and unsecured funding spreads on derivatives, as well as changes in our own credit spreads (debt valuation adjustment) on financial liabilities for which the fair value option was elected. The estimated sensitivity to a one basis point increase in credit spreads (counterparty and our own) and unsecured funding spreads on derivatives (including hedges) was a loss of $3 million as of both June 2026 and March 2026. In addition, the estimated sensitivity to a one basis point increase in our own credit spreads on financial liabilities for which the fair value option was elected was a gain of $68 million as of June 2026 and $62 million as of March 2026. However, the actual net impact of a change in our own credit spreads is also affected by the liquidity, duration and convexity (as the sensitivity is not linear to changes in yields) of those financial liabilities for which the fair value option was elected, as well as the relative performance of any hedges undertaken.
Earnings-at-Risk. The table below presents the impact of a parallel shift in rates on our net revenues and preferred stock dividends over the next 12 months relative to the baseline scenario.

	As of
	June	March	June
$ in millions	2026	2026	2025
+100 basis points parallel shift in rates	$56	$21	$47
-100 basis points parallel shift in rates	$(226)	$(234)	$(174)
+200 basis points parallel shift in rates	$98	$40	$24
-200 basis points parallel shift in rates	$(499)	$(489)	$(291)
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

Assets or Liabilities	Market Risk Measures
Collateralized agreements and financings	VaR
Customer and other receivables	10% Sensitivity Measures
Trading assets and liabilities	VaR Credit Spread Sensitivity 10% Sensitivity Measures
Investments	VaR 10% Sensitivity Measures
Loans	VaR 10% Sensitivity Measures
Other assets and liabilities	VaR
Deposits	VaR Credit Spread Sensitivity
Unsecured borrowings	VaR Credit Spread Sensitivity
In addition to the above, we measure the interest rate risk for all positions within our consolidated balance sheets using the EaR metric.

Goldman Sachs June 2026 Form 10-Q	154

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

155	Goldman Sachs June 2026 Form 10-Q

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
Credit Exposures
As of June 2026, our aggregate credit exposure increased compared with December 2025, primarily reflecting increases in loans and lending commitments and cash deposits with central banks. The percentage of our credit exposures arising from non-investment-grade counterparties (based on our internally determined public rating agency equivalents) decreased compared with December 2025, primarily reflecting increases in investment-grade exposure related to loans and lending commitments and cash deposits with central banks. Our credit exposures are described further below.

Goldman Sachs June 2026 Form 10-Q	156

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
Cash and Cash Equivalents. Our credit exposure on cash and cash equivalents arises from our unrestricted cash, and includes both interest-bearing and non-interest-bearing deposits. We seek to mitigate the risk of credit loss by placing substantially all of our deposits with highly rated banks and central banks.
The table below presents our credit exposure from unrestricted cash and cash equivalents, and the concentration by industry, region and internally determined public rating agency equivalents.

	As of
	June	December
$ in millions	2026	2025
Cash and Cash Equivalents	$168,711	$149,456

Industry
Financial Institutions	12%	11%
Sovereign	88%	89%
Total	100%	100%

Region
Americas	62%	65%
EMEA	26%	21%
Asia	12%	14%
Total	100%	100%

Credit Quality (Credit Rating Equivalent)
AAA	72%	77%
AA	13%	5%
A	14%	16%
BBB	1%	1%
BB or lower	–	1%
Total	100%	100%
The table above excludes cash segregated for regulatory and other purposes of $18.56 billion as of June 2026 and $14.80 billion as of December 2025.
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

The table below presents our net credit exposure from OTC derivatives and the concentration by industry and region.

	As of
	June	December
$ in millions	2026	2025
Gross fair value	$353,958	$294,817
Netting	(321,660)	(269,833)
Net credit exposure	$32,298	$24,984
Industry
Consumer & Retail	3%	5%
Diversified Industrials	6%	8%
Financial Institutions	20%	21%
Funds	33%	24%
Healthcare	2%	3%
Municipalities & Nonprofit	3%	4%
Natural Resources & Utilities	16%	16%
Sovereign	5%	5%
Technology, Media & Telecommunications	7%	10%
Other (including Special Purpose Vehicles)	5%	4%
Total	100%	100%
Region
Americas	44%	44%
EMEA	46%	46%
Asia	10%	10%
Total	100%	100%
Our credit exposure (before any potential recoveries) to OTC derivative counterparties that defaulted during the six months ended June 2026 remained low, representing less than 2% of our total credit exposure from OTC derivatives.
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

157	Goldman Sachs June 2026 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
The tables below present the distribution of our OTC derivative assets by tenor and internally determined public rating agency equivalents.

$ in millions	Investment- Grade	Non-Investment- Grade / Unrated	Total
As of June 2026
Less than 1 year	$82,357	$18,790	$101,147
1 – 5 years	74,734	29,859	104,593
Greater than 5 years	138,723	9,495	148,218
Gross fair value	295,814	58,144	353,958
Netting	(277,221)	(44,439)	(321,660)
Net credit exposure	$18,593	$13,705	$32,298
As of December 2025
Less than 1 year	$59,208	$12,431	$71,639
1 – 5 years	65,530	16,536	82,066
Greater than 5 years	133,259	7,853	141,112
Gross fair value	257,997	36,820	294,817
Netting	(243,019)	(26,814)	(269,833)
Net credit exposure	$14,978	$10,006	$24,984

	Investment-Grade
$ in millions	AAA	AA	A	BBB	Total
As of June 2026
Less than 1 year	$1,793	$19,598	$44,123	$16,843	$82,357
1 – 5 years	1,033	17,435	37,867	18,399	74,734
Greater than 5 years	7,822	35,970	62,650	32,281	138,723
Gross fair value	10,648	73,003	144,640	67,523	295,814
Netting	(8,437)	(70,380)	(138,308)	(60,096)	(277,221)
Net credit exposure	$2,211	$2,623	$6,332	$7,427	$18,593
As of December 2025
Less than 1 year	$1,068	$10,157	$35,745	$12,238	$59,208
1 – 5 years	1,197	12,835	35,505	15,993	65,530
Greater than 5 years	7,623	28,728	66,808	30,100	133,259
Gross fair value	9,888	51,720	138,058	58,331	257,997
Netting	(6,797)	(50,689)	(133,141)	(52,392)	(243,019)
Net credit exposure	$3,091	$1,031	$4,917	$5,939	$14,978
			Non-Investment-Grade / Unrated
$ in millions			≤ BB	Unrated	Total
As of June 2026
Less than 1 year			$17,320	$1,470	$18,790
1 – 5 years			29,634	225	29,859
Greater than 5 years			9,374	121	9,495
Gross fair value			56,328	1,816	58,144
Netting			(44,322)	(117)	(44,439)
Net credit exposure			$12,006	$1,699	$13,705
As of December 2025
Less than 1 year			$12,049	$382	$12,431
1 – 5 years			16,440	96	16,536
Greater than 5 years			7,789	64	7,853
Gross fair value			36,278	542	36,820
Netting			(26,691)	(123)	(26,814)
Net credit exposure			$9,587	$419	$10,006
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
The table below presents our loans and lending commitments.

$ in millions	Loans	Lending Commitments	Total
As of June 2026
Corporate	$35,564	$224,863	$260,427
Commercial real estate	40,309	11,165	51,474
Residential real estate	35,542	3,999	39,541
Securities-based	19,110	923	20,033
Other collateralized	108,991	58,299	167,290
Credit cards	19,506	74,520	94,026
Other	4,054	1,177	5,231
Total	$263,076	$374,946	$638,022
Allowance for loan losses	$(2,188)	$(771)	$(2,959)
As of December 2025
Corporate	$30,676	$188,698	$219,374
Commercial real estate	37,409	7,185	44,594
Residential real estate	31,957	3,171	35,128
Securities-based	18,079	784	18,863
Other collateralized	98,999	51,336	150,335
Credit cards	19,742	70,823	90,565
Other	3,020	1,180	4,200
Total	$239,882	$323,177	$563,059
Allowance for loan losses	$(2,148)	$(731)	$(2,879)
In the table above, lending commitments excluded $6.87 billion as of June 2026 and $6.27 billion as of December 2025 related to issued letters of credit which are classified as guarantees in our consolidated financial statements. See Note 18 to the consolidated financial statements for further information about guarantees.
See Note 9 to the consolidated financial statements for information about net charge-offs on wholesale and consumer loans, as well as past due and nonaccrual loans accounted for at amortized cost.

Goldman Sachs June 2026 Form 10-Q	158

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

$ in millions	Loans	Lending Commitments	Total
As of June 2026
Corporate	$35,564	$224,863	$260,427

Industry
Consumer & Retail	9%	15%	14%
Diversified Industrials	21%	22%	22%
Financial Institutions	9%	8%	8%
Funds	5%	2%	3%
Healthcare	5%	10%	9%
Natural Resources & Utilities	8%	16%	15%
Real Estate	15%	5%	6%
Technology, Media & Telecommunications	24%	18%	19%
Other (including Special Purpose Vehicles)	4%	4%	4%
Total	100%	100%	100%

Region
Americas	62%	75%	73%
EMEA	26%	23%	23%
Asia	12%	2%	4%
Total	100%	100%	100%

Credit Quality (Credit Rating Equivalent)
AAA	–	1%	1%
AA	2%	6%	6%
A	7%	16%	15%
BBB	25%	45%	42%
BB or lower	66%	32%	36%
Total	100%	100%	100%

As of December 2025
Corporate	$30,676	$188,698	$219,374

Industry
Consumer & Retail	10%	13%	12%
Diversified Industrials	18%	19%	19%
Financial Institutions	8%	8%	9%
Funds	5%	3%	3%
Healthcare	7%	10%	9%
Natural Resources & Utilities	7%	19%	18%
Real Estate	16%	5%	6%
Technology, Media & Telecommunications	26%	22%	23%
Other (including Special Purpose Vehicles)	3%	1%	1%
Total	100%	100%	100%

Region
Americas	66%	77%	75%
EMEA	25%	22%	22%
Asia	9%	1%	3%
Total	100%	100%	100%

Credit Quality (Credit Rating Equivalent)
AAA	–	1%	1%
AA	1%	4%	4%
A	7%	15%	14%
BBB	22%	44%	41%
BB or lower	70%	36%	40%
Total	100%	100%	100%
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

$ in millions	Loans	Lending Commitments	Total
As of June 2026
Commercial Real Estate	$40,309	$11,165	$51,474

Region
Americas	79%	86%	80%
EMEA	17%	9%	15%
Asia	4%	5%	5%
Total	100%	100%	100%

Credit Quality (Credit Rating Equivalent)
Investment-grade	74%	76%	75%
Non-investment-grade	26%	24%	25%
Total	100%	100%	100%

As of December 2025
Commercial Real Estate	$37,409	$7,185	$44,594

Region
Americas	76%	75%	76%
EMEA	20%	17%	19%
Asia	4%	8%	5%
Total	100%	100%	100%

Credit Quality (Credit Rating Equivalent)
Investment-grade	68%	62%	67%
Non-investment-grade	32%	38%	33%
Total	100%	100%	100%
In the table above, the concentration of loans and lending commitments by asset class as of June 2026 was 50% for warehouse and other indirect, 11% for multifamily, 6% for hospitality, 5% for industrials, 4% for office, 1% for mixed use and 23% for other asset classes. The concentration of loans and lending commitments by asset class as of December 2025 was 51% for warehouse and other indirect, 13% for multifamily, 7% for industrials, 7% for hospitality, 4% for office, 1% for mixed use and 17% for other asset classes.
In addition, we also have credit exposure to commercial real estate loans held for securitization of $497 million as of June 2026 and $590 million as of December 2025. Such loans are included in trading assets in our consolidated balance sheets.

159	Goldman Sachs June 2026 Form 10-Q

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

$ in millions	Loans	Lending Commitments	Total
As of June 2026
Residential Real Estate	$35,542	$3,999	$39,541

Region
Americas	91%	73%	89%
EMEA	7%	25%	9%
Asia	2%	2%	2%
Total	100%	100%	100%

Credit Quality (Credit Rating Equivalent)
Investment-grade	52%	39%	51%
Non-investment-grade	7%	24%	9%
Other metrics	40%	37%	40%
Unrated	1%	–	–
Total	100%	100%	100%

As of December 2025
Residential Real Estate	$31,957	$3,171	$35,128

Region
Americas	92%	69%	90%
EMEA	7%	31%	9%
Asia	1%	–	1%
Total	100%	100%	100%

Credit Quality (Credit Rating Equivalent)
Investment-grade	51%	34%	49%
Non-investment-grade	7%	33%	10%
Other metrics	42%	33%	41%
Total	100%	100%	100%
In the table above:
•Credit exposure included loans and lending commitments of $20.85 billion as of June 2026 and $18.40 billion as of December 2025 which are extended to clients who warehouse assets that are directly or indirectly secured by residential real estate.
•Substantially all residential real estate loans included in the other metrics category consists of loans extended to wealth management clients. As of both June 2026 and December 2025, substantially all such loans had a loan-to-value ratio of less than 80% and were performing in accordance with the contractual terms. Additionally, as of both June 2026 and December 2025, the vast majority of such loans had a FICO credit score of greater than 740.
In addition, we also have credit exposure to residential real estate loans held for securitization of $8.97 billion as of June 2026 and $11.62 billion as of December 2025. Such loans are included in trading assets in our consolidated balance sheets.
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
In the first quarter of 2026, we began assessing the credit quality of all securities-based loans extended to Goldman Sachs Private Bank Select clients using an internal credit rating, as we believe that this metric better reflects the credit quality of such loans. See Note 9 to the consolidated financial statements for further information.
The table below presents our credit exposure from securities-based loans and lending commitments, and the concentration by region, internally determined public rating agency equivalents and other credit metrics.

$ in millions	Loans	Lending Commitments	Total
As of June 2026
Securities-based	$19,110	$923	$20,033

Region
Americas	84%	98%	84%
EMEA	16%	2%	16%
Total	100%	100%	100%

Credit Quality (Credit Rating Equivalent)
Investment-grade	96%	99%	96%
Non-investment-grade	4%	1%	4%
Total	100%	100%	100%

As of December 2025
Securities-based	$18,079	$784	$18,863

Region
Americas	78%	100%	79%
EMEA	22%	–	21%
Total	100%	100%	100%

Credit Quality (Credit Rating Equivalent)
Investment-grade	73%	17%	70%
Non-investment-grade	2%	–	2%
Other metrics	25%	83%	28%
Total	100%	100%	100%
In the table above, the vast majority of securities-based loans included in the other metrics category as of December 2025 had a loan-to-value ratio of less than 80% and were performing in accordance with the contractual terms.

Goldman Sachs June 2026 Form 10-Q	160

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

$ in millions	Loans	Lending Commitments	Total
As of June 2026
Other Collateralized	$108,991	$58,299	$167,290

Region
Americas	79%	82%	80%
EMEA	19%	16%	18%
Asia	2%	2%	2%
Total	100%	100%	100%

Credit Quality (Credit Rating Equivalent)
Investment-grade	86%	86%	86%
Non-investment-grade	14%	14%	14%
Total	100%	100%	100%

As of December 2025
Other Collateralized	$98,999	$51,336	$150,335

Region
Americas	80%	84%	81%
EMEA	18%	15%	17%
Asia	2%	1%	2%
Total	100%	100%	100%

Credit Quality (Credit Rating Equivalent)
Investment-grade	85%	81%	84%
Non-investment-grade	14%	19%	16%
Other metrics	1%	–	–
Total	100%	100%	100%
In the table above, credit exposure included loans and lending commitments extended to clients who warehouse assets of $34.56 billion as of June 2026 and $34.28 billion as of December 2025.

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

$ in millions	Loans	Lending Commitments	Total
As of June 2026
Other	$4,054	$1,177	$5,231
Region
Americas	95%	99%	96%
EMEA	5%	1%	4%
Total	100%	100%	100%
Credit Quality (Credit Rating Equivalent)
Investment-grade	85%	88%	86%
Non-investment-grade	14%	12%	14%
Other metrics	1%	–	–
Total	100%	100%	100%
As of December 2025
Other	$3,020	$1,180	$4,200
Region
Americas	97%	99%	98%
EMEA	3%	1%	2%
Total	100%	100%	100%
Credit Quality (Credit Rating Equivalent)
Investment-grade	90%	80%	87%
Non-investment-grade	8%	12%	9%
Other metrics	2%	–	2%
Unrated	–	8%	2%
Total	100%	100%	100%
In the table above, other metrics primarily includes consumer and credit card loans purchased by us. Our risk assessment process for such loans includes reviewing certain key metrics, such as expected cash flows, delinquency status and other risk factors.
In addition, we also have credit exposure to other loans held for securitization of $2.64 billion as of June 2026 and $2.14 billion as of December 2025. Such loans are included in trading assets in our consolidated balance sheets.

161	Goldman Sachs June 2026 Form 10-Q

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

	As of
	June	December
$ in millions	2026	2025
Securities Financing Transactions	$57,195	$47,387

Industry
Financial Institutions	35%	43%
Funds	36%	22%
Municipalities & Nonprofit	12%	9%
Sovereign	17%	26%
Total	100%	100%

Region
Americas	50%	47%
EMEA	33%	33%
Asia	17%	20%
Total	100%	100%

Credit Quality (Credit Rating Equivalent)
AAA	12%	13%
AA	32%	30%
A	40%	42%
BBB	10%	8%
BB or lower	6%	7%
Total	100%	100%
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

	As of
	June	December
$ in millions	2026	2025
Other Credit Exposures	$44,763	$42,532

Industry
Financial Institutions	86%	85%
Funds	3%	3%
Other (including Special Purpose Vehicles)	11%	12%
Total	100%	100%

Region
Americas	42%	45%
EMEA	40%	40%
Asia	18%	15%
Total	100%	100%

Credit Quality (Credit Rating Equivalent)
AAA	3%	6%
AA	48%	46%
A	25%	25%
BBB	11%	11%
BB or lower	12%	11%
Unrated	1%	1%
Total	100%	100%
The table above reflects collateral that we consider when determining credit risk.

Goldman Sachs June 2026 Form 10-Q	162

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
Country Exposures. The war between Russia and Ukraine, the hostilities in Lebanon, and the economic and political uncertainty in Venezuela have led to concerns about the financial stability of these countries. Our credit exposure to counterparties or borrowers and our market exposure to issuers relating to each of these countries was not material as of June 2026.
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

163	Goldman Sachs June 2026 Form 10-Q

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
Our operational risk management framework has underlying processes and applications to capture, analyze, aggregate and report operational risk event data and key metrics. A key process within our operational risk management framework is the risk and control self-assessment (RCSA). This process consists of the identification and assessment of operational risks, on a forward-looking basis, taking into consideration the effectiveness of related key controls. The results from this process are analyzed to evaluate operational risk exposures and identify businesses, activities or products with heightened levels of operational risk.
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

Goldman Sachs June 2026 Form 10-Q	164

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
In conjunction with third-party vendors and consultants, we perform risk assessments to gauge the performance of the Cybersecurity Program, to estimate our risk profile and to assess compliance with relevant regulatory requirements. We perform periodic assessments of control efficacy through our internal RCSA process, as well as a variety of external technical assessments, including external penetration tests and “red team” engagements where third parties test our defenses. The results of these risk assessments, together with control performance findings, are used to establish priorities, allocate resources, and identify and improve controls. We use third parties, such as outside forensics firms, to augment our cyber incident response capabilities. We have a vendor management program that documents a risk-based framework for managing third-party vendor relationships. Information security risk management is built into our vendor management process, which covers vendor selection, onboarding, performance monitoring and risk management. See “Third-Party Risk” for further information about vendor risk.

165	Goldman Sachs June 2026 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
During the six months ended June 2026, we did not identify any cybersecurity threats that have materially affected or are reasonably likely to materially affect our business strategy, results of operations or financial condition. Technology Risk monitors cybersecurity threats and risks from information security and cybersecurity matters on an ongoing basis, and allocates resources and directs operations in a manner designed to mitigate those risks. For example, in response to the proliferation of AI-enabled fraud and ransomware attacks that continue to be reported globally, we have emphasized phishing and cybersecurity training for our employees and allocated additional resources for business continuity. However, despite these efforts, we cannot eliminate all cybersecurity risks or provide assurances that we have not had occurrences of undetected cybersecurity incidents.
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

Goldman Sachs June 2026 Form 10-Q	166

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

167	Goldman Sachs June 2026 Form 10-Q

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

Goldman Sachs June 2026 Form 10-Q	168

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
As a general matter, Conflicts Resolution reviews financing and advisory assignments in Global Banking & Markets and certain of our investing, lending and other activities. In addition, we have various transaction oversight committees that also review new underwritings, loans, investments and structured products. These groups and committees work with internal and external counsel and Compliance to evaluate and address any actual or potential conflicts. The head of Conflicts Resolution reports to our acting general counsel, who reports to our chief executive officer.
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

169	Goldman Sachs June 2026 Form 10-Q

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

Goldman Sachs June 2026 Form 10-Q	170

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
These statements may relate to, among other things, (i) our future plans and results, including our target ROE, ROTE, efficiency ratio, CET1 capital ratio, total credit alternative assets, total alternative AUS, long-term wealth management inflows, percentage growth rate for Management and other fees from alternatives and annual third-party commitments in our alternatives business, and how they can be achieved, (ii) trends in or growth opportunities for our businesses, including the timing, costs, profitability, benefits and other aspects of business and strategic initiatives, such as OneGS 3.0, and their impact on our efficiency ratio, (iii) the opportunities and challenges presented by AI, (iv) our Investment banking fees backlog and future advisory and capital markets results, (v) expenses we may incur, including the level of future compensation expense, (vi) the projected growth of our deposits and other funding, (vii) our business and expense savings initiatives, including OneGS 3.0, (viii) our planned benchmark debt issuances, (ix) our credit exposures, (x) our expected provision for credit losses and the adequacy of our allowance for credit losses, (xi) the objectives and effectiveness of our BCP, information security program, risk management and liquidity policies, (xii) our resolution plan and its implications for stakeholders, (xiii) the effect of changes to regulations, and our future status, activities or reporting under banking and financial regulation, (xiv) our expected tax rate, (xv) the future state of our liquidity and regulatory capital ratios, and our prospective capital distributions (including dividends and repurchases), (xvi) our expected SCB and G-SIB surcharge, (xvii) legal proceedings, governmental investigations or other contingencies, (xviii) the asset recovery guarantee provided to the Government of Malaysia related to 1Malaysia Development Berhad (1MDB), (xix) the effectiveness of our management of our human capital and changes in headcount, (xx) our sustainability goals, (xxi) future inflation, (xxii) our ability to transition the Apple Card program to another issuer and (xxiii) the effectiveness of our cybersecurity risk management process.
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

171	Goldman Sachs June 2026 Form 10-Q

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
Statements about the future state of our liquidity and regulatory capital ratios (including our SCB and G-SIB surcharge) and our prospective capital distributions (including dividends and repurchases) are subject to the risk that our actual liquidity, regulatory capital ratios and capital distributions may differ, possibly materially, from what is currently expected due to, among other things, the need to use capital to support clients, increased regulatory requirements resulting from changes in regulations or the interpretation or application of existing regulations, results of applicable supervisory stress tests, changes to the composition of our balance sheet and our results of operations. Statements about the estimated impact of proposed, but not finalized, capital rules are subject to change as the proposed rules may change, the final rules may differ from the proposed rules and our balance sheet composition will change. As a consequence, we may estimate incorrectly the actual impact of the final rules.
Statements about the risk exposure related to the asset recovery guarantee provided to the Government of Malaysia are subject to the risk that we may be unsuccessful in our arbitration against the Government of Malaysia.

Goldman Sachs June 2026 Form 10-Q	172

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

173	Goldman Sachs June 2026 Form 10-Q

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Quantitative and qualitative disclosures about market risk are set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management” in Part I, Item 2 of this Form 10-Q.
Item 4. Controls and Procedures
As of the end of the period covered by this report, an evaluation was carried out by our management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of the end of the period covered by this report. In addition, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the quarter ended June 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On April 1, 2026, Group Inc. issued 529,682 common shares with a fair value of approximately $400 million in connection with the acquisition of Innovator Capital Management, LLC (Innovator). These common shares were issued to certain former members of Innovator (or their affiliated entities) as partial consideration for their equity in Innovator.
This issuance was not registered under the Securities Act of 1933, as amended (the Securities Act), in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act for private sales by an issuer not involving a public offering.
The table below presents purchases made by or on behalf of Group Inc. or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our common stock during the three months ended June 2026.

	Total Shares Purchased	Average Price Paid Per Share	Total Shares Purchased as Part of a Publicly Announced Program	Dollar Value of Remaining Authorized Repurchases ($ in millions)
April	704,469	$922.68	704,469	$26,350
May	2,038,000	$955.82	2,038,000	$24,400
June	1,320,216	$1,060.43	1,320,216	$23,000
Total	4,062,685		4,062,685
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
Item 5. Other Information
Rule 10b5-1 Trading Plans
During the three months ended June 2026, no directors or executive officers entered into, modified or terminated, contracts, instructions or written plans for the sale or purchase of Group Inc.’s securities that were intended to satisfy the affirmative defense conditions of Rule 10b5-1 or that constituted non-Rule 10b5-1 trading arrangements (as defined in Item 408 of Regulation S-K).

Goldman Sachs June 2026 Form 10-Q	174

Item 6. Exhibits
Exhibits
3.1    Restated Certificate of Incorporation of The Goldman Sachs Group, Inc., amended as of May 11, 2026 (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed on May 12, 2026).
3.2    Certificate of Designations of The Goldman Sachs Group, Inc. relating to the 6.500% Fixed-Rate Reset Non-Cumulative Preferred Stock, Series AA (incorporated by reference to Exhibits 3.1 and 4.1 to the Registrant’s Current Report on Form 8-K, filed on July 27, 2026).
15.1     Letter re: Unaudited Interim Financial Information.
31.1     Rule 13a-14(a) Certifications.
32.1    Section 1350 Certifications (This information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934).
101     Pursuant to Rules 405 and 406 of Regulation S-T, the following information is formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Statements of Earnings for the three and six months ended June 30, 2026 and June 30, 2025, (ii) the Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2026 and June 30, 2025, (iii) the Consolidated Balance Sheets as of June 30, 2026 and December 31, 2025, (iv) the Consolidated Statements of Changes in Shareholders’ Equity for the three and six months ended June 30, 2026 and June 30, 2025, (v) the Consolidated Statements of Cash Flows for the six months ended June 30, 2026 and June 30, 2025, (vi) the notes to the Consolidated Financial Statements and (vii) the cover page.
104    Cover Page Interactive Data File (formatted in iXBRL in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
THE GOLDMAN SACHS GROUP, INC.

By:	/s/	Denis P. Coleman III
Name:		Denis P. Coleman III
Title:		Chief Financial Officer (Principal Financial Officer)
Date:		August 3, 2026

By:	/s/	Sheara J. Fredman
Name:		Sheara J. Fredman
Title:		Chief Accounting Officer (Principal Accounting Officer)
Date:		August 3, 2026

175	Goldman Sachs June 2026 Form 10-Q