Form 10-Q
period 2026-09-30
GOLDMAN SACHS GROUP INC
filed 2026-11-02
CIK 886982

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to
Commission File Number: 001-14965
The Goldman Sachs Group, Inc.
(Exact name of registrant as specified in its charter)

Delaware	13-4019460
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Attention: Investor Relations
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of October 16, 2026, there were 288,434,583 shares of the registrant’s common stock outstanding.

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2026

Goldman Sachs September 2026 Form 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Earnings
(Unaudited)

	Three Months Ended September		Nine Months Ended September
in millions, except per share amounts	2026	2025	2026	2025
Revenues
Investment banking	$3,233	$2,659	$9,477	$6,769
Investment management	4,102	2,952	10,659	8,548
Commissions and fees	1,515	1,110	4,366	3,537
Market making	5,658	3,868	18,756	14,324
Other principal transactions	401	743	1,707	1,800
Total non-interest revenues	14,909	11,332	44,965	34,978

Interest income	22,793	20,822	65,477	59,994
Interest expense	19,023	16,970	54,198	50,143
Net interest income	3,770	3,852	11,279	9,851
Total net revenues	18,679	15,184	56,244	44,829
Provision for credit losses	368	339	785	1,010
Operating expenses
Compensation and benefits	5,122	4,680	16,638	14,241
Transaction based	3,021	1,968	8,588	5,773
Market development	183	171	567	494
Communications and technology	674	545	1,892	1,581
Depreciation and amortization	537	531	1,541	1,655
Occupancy	249	242	747	709
Professional fees	424	432	1,175	1,296
Other expenses	1,098	884	2,259	2,073
Total operating expenses	11,308	9,453	33,407	27,822

Pre-tax earnings	7,003	5,392	22,052	15,997
Provision for taxes	1,709	1,294	4,500	3,438
Net earnings	5,294	4,098	17,552	12,559
Preferred stock dividends	172	238	628	643
Net earnings applicable to common shareholders	$5,122	$3,860	$16,924	$11,916

Earnings per common share
Basic	$17.24	$12.42	$56.27	$37.75
Diluted	$17.01	$12.25	$55.56	$37.33

Average common shares
Basic	296.1	309.6	299.9	314.6
Diluted	301.1	315.0	304.6	319.2

Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended September		Nine Months Ended September
$ in millions	2026	2025	2026	2025
Net earnings	$5,294	$4,098	$17,552	$12,559
Other comprehensive income/(loss) adjustments, net of tax:
Currency translation	(37)	23	(110)	(47)
Debt valuation adjustment	659	(711)	1,001	(641)
Pension and postretirement liabilities	3	11	7	34
Available-for-sale securities	(978)	185	(1,825)	878
Cash flow hedges	(8)	1	(30)	2
Other comprehensive income/(loss)	(361)	(491)	(957)	226
Comprehensive income	$4,933	$3,607	$16,595	$12,785

The accompanying notes are an integral part of these consolidated financial statements.

1	Goldman Sachs September 2026 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)

	As of
	September	December
$ in millions	2026	2025
Assets
Cash and cash equivalents	$176,767	$164,259
Collateralized agreements:
Securities purchased under agreements to resell (at fair value)	120,752	126,007
Securities borrowed (includes $60,397 and $51,581 at fair value)	238,276	208,208
Customer and other receivables (includes $374 and $315 at fair value)	224,988	185,842
Trading assets (at fair value and includes $204,612 and $158,641 pledged as collateral)	831,730	656,796
Investments:
Available-for-sale securities (at fair value; amortized cost of $174,712 and $99,116)	172,406	99,244
Held-to-maturity securities	76,264	69,193
Other investments (includes $23,434 and $24,938 at fair value)	24,375	25,825
Loans (net of allowance of $2,310 and $2,148, and includes $4,586 and $4,905 at fair value)	275,645	237,734
Other assets (includes $179 and $180 at fair value)	39,223	36,212
Total assets	$2,180,426	$1,809,320

Liabilities and shareholders’ equity
Deposits (includes $89,157 and $76,569 at fair value)	$567,875	$501,422
Collateralized financings:
Securities sold under agreements to repurchase (at fair value)	305,956	223,384
Securities loaned (includes $13,821 and $11,995 at fair value)	56,219	53,644
Other secured financings (includes $33,111 and $27,833 at fair value)	33,355	28,021
Customer and other payables	287,307	231,865
Trading liabilities (at fair value)	330,243	262,552
Unsecured short-term borrowings (includes $80,742 and $59,758 at fair value)	92,346	70,459
Unsecured long-term borrowings (includes $143,897 and $112,683 at fair value)	352,470	285,500
Other liabilities (includes $267 and $111 at fair value)	29,726	27,501
Total liabilities	2,055,497	1,684,348
Commitments, contingencies and guarantees
Shareholders’ equity
Preferred stock; aggregate liquidation preference of $14,778 and $15,153	14,778	15,153
Common stock; 936,363,922 and 931,995,446 shares issued, and 288,604,588 and 296,476,742 shares outstanding	9	9
Share-based awards	6,233	5,795
Nonvoting common stock; no shares issued and outstanding	–	–
Additional paid-in capital	62,125	61,906
Retained earnings	177,982	165,288
Accumulated other comprehensive loss	(3,217)	(2,260)
Stock held in treasury, at cost; 647,759,336 and 635,518,706 shares	(132,981)	(120,919)
Total shareholders’ equity	124,929	124,972
Total liabilities and shareholders’ equity	$2,180,426	$1,809,320

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs September 2026 Form 10-Q	2

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Shareholders’ Equity
(Unaudited)

	Three Months Ended September		Nine Months Ended September
$ in millions	2026	2025	2026	2025
Preferred stock
Beginning balance	$13,028	$15,153	$15,153	$13,253
Issued	2,500	–	2,500	1,900
Redeemed	(750)	–	(2,875)	–
Ending balance	14,778	15,153	14,778	15,153
Common stock
Beginning balance	9	9	9	9
Issued	–	–	–	–
Ending balance	9	9	9	9
Share-based awards
Beginning balance	6,038	5,365	5,795	5,148
Issuance and amortization of share-based awards	295	263	3,276	3,239
Delivery of common stock underlying share-based awards	(23)	(28)	(2,707)	(2,730)
Forfeiture of share-based awards	(77)	(45)	(131)	(102)
Ending balance	6,233	5,555	6,233	5,555
Additional paid-in capital
Beginning balance	62,122	61,888	61,906	61,376
Delivery of common stock underlying share-based awards	25	29	2,694	2,693
Cancellation of share-based awards in satisfaction of withholding tax requirements	(17)	(10)	(2,881)	(2,156)
Preferred stock issuance costs	(5)	–	(1)	(5)
Issuance of common stock in connection with acquisition	–	–	407	–
Other	–	–	–	(1)
Ending balance	62,125	61,907	62,125	61,907
Retained earnings
Beginning balance	174,352	159,535	165,288	153,412
Net earnings	5,294	4,098	17,552	12,559
Dividends and dividend equivalents declared on common stock and share-based awards	(1,492)	(1,252)	(4,230)	(3,185)
Dividends declared on preferred stock	(171)	(238)	(623)	(643)
Preferred stock redemption premium	(1)	–	(5)	–
Ending balance	177,982	162,143	177,982	162,143
Accumulated other comprehensive income/(loss)
Beginning balance	(2,856)	(1,985)	(2,260)	(2,702)
Other comprehensive income/(loss)	(361)	(491)	(957)	226
Ending balance	(3,217)	(2,476)	(3,217)	(2,476)
Stock held in treasury, at cost
Beginning balance	(129,951)	(115,869)	(120,919)	(108,500)
Repurchased	(3,000)	(2,000)	(12,000)	(9,360)
Reissued	–	–	19	39
Other	(30)	(20)	(81)	(68)
Ending balance	(132,981)	(117,889)	(132,981)	(117,889)
Total shareholders’ equity	$124,929	$124,402	$124,929	$124,402

The accompanying notes are an integral part of these consolidated financial statements.

3	Goldman Sachs September 2026 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September
$ in millions	2026	2025
Cash flows from operating activities
Net earnings	$17,552	$12,559
Adjustments to reconcile net earnings to net cash used for operating activities:
Depreciation and amortization	1,541	1,655
Deferred income taxes	(836)	(153)
Share-based compensation	3,240	3,187
Provision for credit losses	785	1,010
Changes in operating assets and liabilities:
Customer and other receivables and payables, net	15,950	(10,576)
Collateralized transactions (excluding other secured financings), net	60,174	(27,821)
Trading assets	(184,916)	(66,888)
Trading liabilities	63,284	58,129
Loans held for sale, net	(2,567)	(629)
Other, net	4,211	649
Net cash used for operating activities	(21,582)	(28,878)
Cash flows from investing activities
Purchase of property, leasehold improvements and equipment	(1,592)	(1,533)
Proceeds from sales of property, leasehold improvements and equipment	209	504
Net cash (used for)/received from business acquisitions or dispositions	(1,852)	1,536
Available-for-sale securities:
Purchases	(109,271)	(61,849)
Proceeds from sales	27,600	41,014
Proceeds from paydowns and maturities	1,022	1
Held-to-maturity securities:
Purchases	(18,294)	(10,025)
Proceeds from paydowns and maturities	12,460	16,952
Other investments:
Purchases	(6,715)	(6,365)
Proceeds from sales, paydowns and maturities	8,245	6,581
Loans (excluding loans held for sale), net	(34,851)	(26,010)
Net cash used for investing activities	(123,039)	(39,194)
Cash flows from financing activities
Unsecured short-term borrowings, net	9,544	3,243
Other secured financings (short-term), net	7,692	(5,372)
Proceeds from issuance of other secured financings (long-term)	8,295	3,757
Repayment of other secured financings (long-term), including the current portion	(4,668)	(2,613)
Proceeds from issuance of unsecured long-term borrowings	144,244	61,360
Repayment of unsecured long-term borrowings, including the current portion	(56,012)	(50,227)
Derivative contracts with a financing element, net	1,344	877
Deposits, net	67,813	51,832
Preferred stock redemption	(2,875)	–
Common stock repurchased	(12,000)	(9,360)
Settlement of share-based awards in satisfaction of withholding tax requirements	(2,881)	(2,156)
Dividends and dividend equivalents paid on common stock, preferred stock and share-based awards	(4,844)	(3,814)
Proceeds from issuance of preferred stock, net of issuance costs	2,494	1,895
Other financing, net	(111)	(77)
Net cash provided by financing activities	158,035	49,345
Effect of exchange rate changes on cash and cash equivalents	(906)	6,212
Net increase/(decrease) in cash and cash equivalents	12,508	(12,515)
Cash and cash equivalents, beginning balance	164,259	182,092
Cash and cash equivalents, ending balance	$176,767	$169,577

Supplemental disclosures:
Cash payments for interest, net of capitalized interest	$52,412	$49,816
See Notes 9, 12 and 16 for information about non-cash activities.

The accompanying notes are an integral part of these consolidated financial statements.

Goldman Sachs September 2026 Form 10-Q	4

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

5	Goldman Sachs September 2026 Form 10-Q

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
All references to September 2026, June 2026 and September 2025 refer to the firm’s periods ended, or the dates, as the context requires, September 30, 2026, June 30, 2026 and September 30, 2025, respectively. All references to December 2025 refer to the date December 31, 2025. Any reference to a future year refers to a year ending on December 31 of that year. Certain reclassifications have been made to previously reported amounts to conform to the current presentation.

Note 3.
Significant Accounting Policies
The firm’s significant accounting policies are either described below or included in the following footnotes:

Fair Value Measurements	Note 4
Fair Value Hierarchy	Note 5
Trading Assets and Liabilities	Note 6
Derivatives and Hedging Activities	Note 7
Investments	Note 8
Loans	Note 9
Fair Value Option	Note 10
Collateralized Agreements and Financings	Note 11
Other Assets	Note 12
Deposits	Note 13
Unsecured Borrowings	Note 14
Other Liabilities	Note 15
Securitization Activities	Note 16
Variable Interest Entities	Note 17
Commitments, Contingencies and Guarantees	Note 18
Shareholders’ Equity	Note 19
Regulation and Capital Adequacy	Note 20
Earnings Per Common Share	Note 21
Transactions with Affiliated Funds	Note 22
Interest Income and Interest Expense	Note 23
Income Taxes	Note 24
Business Segments	Note 25
Credit Concentrations	Note 26
Legal Proceedings	Note 27

Goldman Sachs September 2026 Form 10-Q	6

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

7	Goldman Sachs September 2026 Form 10-Q

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
Revenues from contracts with clients represent approximately 55% of total non-interest revenues for the three months ended September 2026 and approximately 50% of total non-interest revenues for the nine months ended September 2026 (each including approximately 90% of investment banking revenues, approximately 95% of investment management revenues and all commissions and fees), and approximately 55% of total non-interest revenues for the three months ended September 2025 and approximately 50% of total non-interest revenues for the nine months ended September 2025 (each including approximately 85% of investment banking revenues, approximately 95% of investment management revenues and all commissions and fees). See Note 25 for information about net revenues by business segment.
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

Goldman Sachs September 2026 Form 10-Q	8

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
The firm is able to determine the future revenues associated with management fees calculated based on committed capital. As of September 2026, substantially all future net revenues associated with such remaining performance obligations will be recognized through 2034. Annual revenues associated with such performance obligations average less than $450 million through 2034.
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
Cash and Cash Equivalents
The firm defines cash equivalents as highly liquid overnight deposits held in the ordinary course of business. Cash and cash equivalents included cash and due from banks of $6.72 billion as of September 2026 and $6.52 billion as of December 2025. Cash and cash equivalents also included interest-bearing deposits with banks of $170.05 billion as of September 2026 and $157.74 billion as of December 2025.
The firm segregates cash for regulatory and other purposes related to client activity. Cash and cash equivalents segregated for regulatory and other purposes were $17.50 billion as of September 2026 and $14.80 billion as of December 2025. In addition, the firm segregates securities for regulatory and other purposes related to client activity. See Note 11 for further information about segregated securities.
Customer and Other Receivables
Customer and other receivables included receivables from customers and counterparties of $146.49 billion as of September 2026 and $125.00 billion as of December 2025, and receivables from brokers, dealers and clearing organizations of $78.50 billion as of September 2026 and $60.84 billion as of December 2025. Such receivables primarily consist of customer margin loans, collateral posted in connection with certain derivative transactions, and receivables resulting from unsettled transactions.
Substantially all of these receivables are accounted for at amortized cost net of any allowance for credit losses, which generally approximates fair value. As these receivables are not accounted for at fair value, they are not included in the firm’s fair value hierarchy in Notes 4 and 5. Had these receivables been included in the firm’s fair value hierarchy, substantially all would have been classified in level 2 as of both September 2026 and December 2025. See Notes 4, 5 and 10 for further information about customer and other receivables accounted for at fair value under the fair value option. Interest on customer and other receivables is recognized over the life of the transaction and included in interest income.
Customer and other receivables includes receivables from contracts with clients and contract assets. Contract assets represent the firm’s right to receive consideration for services provided in connection with its contracts with clients for which collection is conditional and not merely subject to the passage of time. The firm’s receivables from contracts with clients were $5.25 billion as of September 2026 and $4.16 billion as of December 2025. As of both September 2026 and December 2025, contract assets were not material.

9	Goldman Sachs September 2026 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Customer and Other Payables
Customer and other payables included payables to customers and counterparties of $265.32 billion as of September 2026 and $224.46 billion as of December 2025, and payables to brokers, dealers and clearing organizations of $21.99 billion as of September 2026 and $7.41 billion as of December 2025. Such payables primarily consist of customer credit balances related to the firm’s prime brokerage activities. Customer and other payables are accounted for at cost plus accrued interest, which generally approximates fair value. As these payables are not accounted for at fair value, they are not included in the firm’s fair value hierarchy in Notes 4 and 5. Had these payables been included in the firm’s fair value hierarchy, substantially all would have been classified in level 2 as of both September 2026 and December 2025. Interest on customer and other payables is recognized over the life of the transaction and included in interest expense.
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

Goldman Sachs September 2026 Form 10-Q	10

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
Disaggregation of Income Statement Expenses (ASC 220). In November 2024, the FASB issued ASU No. 2024-03, “Disaggregation of Income Statement Expenses.” This ASU requires additional disaggregation of certain expenses within the footnotes to the financial statements. This ASU is effective for the firm beginning in the fourth quarter of 2027 under a prospective approach. Early adoption and retrospective application are permitted. Since this ASU only requires additional disclosures, adoption of this ASU will not have an impact on the firm’s financial condition, results of operations or cash flows.
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
Targeted Improvements to the Accounting for Internal-Use Software (ASC 350). In September 2025, the FASB issued ASU No. 2025-06, “Targeted Improvements to the Accounting for Internal-Use Software.” This ASU eliminates the requirement to consider the project stage of internal-use software under development while capitalizing its development costs. Instead, under the ASU, companies are required to capitalize internal-use software development costs when management authorizes and commits to fund the software development project, and it is probable that the project will be completed and the software will be used as intended. This ASU is effective for the firm beginning in January 2028 under a prospective, retrospective or a modified approach. Early adoption is permitted. Adoption of this ASU is not expected to have a material impact on the firm’s financial condition, results of operations or cash flows.

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

11	Goldman Sachs September 2026 Form 10-Q

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

The table below presents financial assets and liabilities carried at fair value.

	As of
	September	June	December
$ in millions	2026	2026	2025
Total level 1 financial assets	$750,223	$700,277	$515,386
Total level 2 financial assets	496,008	485,799	473,090
Total level 3 financial assets	20,892	20,839	20,324
Investments in funds at NAV	1,665	1,751	1,739
Counterparty and cash collateral netting	(54,930)	(51,508)	(46,573)
Total financial assets at fair value	$1,213,858	$1,157,158	$963,966

Total assets	$2,180,426	$2,127,711	$1,809,320

Total level 3 financial assets divided by:
Total assets	1.0%	1.0%	1.1%
Total financial assets at fair value	1.7%	1.8%	2.1%

Total level 1 financial liabilities	$180,892	$175,563	$140,556
Total level 2 financial liabilities	822,301	800,451	648,454
Total level 3 financial liabilities	46,417	44,740	32,130
Counterparty and cash collateral netting	(52,416)	(71,676)	(46,255)
Total financial liabilities at fair value	$997,194	$949,078	$774,885

Total liabilities	$2,055,497	$2,004,969	$1,684,348

Total level 3 financial liabilities divided by:
Total liabilities	2.3%	2.2%	1.9%
Total financial liabilities at fair value	4.7%	4.7%	4.1%
In the table above:
•Counterparty netting among positions classified in the same level is included in that level.
•Counterparty and cash collateral netting represents the impact on derivatives of netting across levels.
The table below presents a summary of level 3 financial assets.

	As of
	September	June	December
$ in millions	2026	2026	2025
Trading assets:
Trading cash instruments	$1,352	$1,133	$904
Derivatives	4,268	4,360	4,283
Investments	14,544	14,592	14,411
Loans	549	552	546
Other assets	179	202	180
Total	$20,892	$20,839	$20,324
Level 3 financial assets as of September 2026 were essentially unchanged compared with June 2026. Level 3 financial assets as of September 2026 increased slightly compared with December 2025, primarily reflecting an increase in level 3 trading cash instruments. See Note 5 for further information about level 3 financial assets (including information about unrealized gains and losses related to level 3 financial assets and transfers into and out of level 3).

Goldman Sachs September 2026 Form 10-Q	12

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
•Market yields implied by transactions of similar or related assets;
•Transaction prices in both the underlying collateral and instruments with the same or similar underlying collateral; and
•Duration, driven by underlying loan prepayment speeds and residential property liquidation timelines.

13	Goldman Sachs September 2026 Form 10-Q

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

Goldman Sachs September 2026 Form 10-Q	14

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

15	Goldman Sachs September 2026 Form 10-Q

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

Goldman Sachs September 2026 Form 10-Q	16

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Note 5.
Fair Value Hierarchy
Financial assets and liabilities at fair value includes trading cash instruments, derivatives, and certain investments, loans and other financial assets and liabilities at fair value.
Trading Cash Instruments
Fair Value by Level. The table below presents trading cash instruments by level within the fair value hierarchy.

$ in millions	Level 1	Level 2	Level 3	Total
As of September 2026
Assets
Government and agency obligations:
U.S.	$188,172	$48,321	$–	$236,493
Non-U.S.	103,628	38,861	9	142,498
Loans and securities backed by:
Commercial real estate	–	1,463	82	1,545
Residential real estate	–	11,333	45	11,378
Corporate debt instruments	279	63,301	894	64,474
State and municipal obligations	–	1,557	–	1,557
Other debt obligations	50	9,804	79	9,933
Equity securities	289,249	1,301	243	290,793
Commodities	–	3,803	–	3,803
Total	$581,378	$179,744	$1,352	$762,474

Liabilities
Government and agency obligations:
U.S.	$(25,902)	$(24)	$–	$(25,926)
Non-U.S.	(67,497)	(5,901)	(2)	(73,400)
Loans and securities backed by:
Commercial real estate	–	(35)	–	(35)
Residential real estate	–	(73)	–	(73)
Corporate debt instruments	(1)	(35,976)	(86)	(36,063)
Other debt obligations	–	(104)	–	(104)
Equity securities	(87,372)	(138)	(2)	(87,512)
Commodities	–	(68)	–	(68)
Total	$(180,772)	$(42,319)	$(90)	$(223,181)

As of December 2025
Assets
Government and agency obligations:
U.S.	$158,405	$73,208	$–	$231,613
Non-U.S.	67,538	36,349	11	103,898
Loans and securities backed by:
Commercial real estate	–	1,659	63	1,722
Residential real estate	–	12,684	92	12,776
Corporate debt instruments	213	50,521	484	51,218
State and municipal obligations	–	377	2	379
Other debt obligations	1,526	3,534	90	5,150
Equity securities	189,231	1,593	162	190,986
Commodities	–	6,101	–	6,101
Total	$416,913	$186,026	$904	$603,843

Liabilities
Government and agency obligations:
U.S.	$(23,172)	$(15)	$–	$(23,187)
Non-U.S.	(49,628)	(4,014)	(3)	(53,645)
Loans and securities backed by:
Commercial real estate	–	(41)	–	(41)
Residential real estate	–	(18)	–	(18)
Corporate debt instruments	(307)	(32,597)	(101)	(33,005)
Other debt obligations	–	(133)	–	(133)
Equity securities	(67,429)	(2)	(15)	(67,446)
Commodities	–	(672)	–	(672)
Total	$(140,536)	$(37,492)	$(119)	$(178,147)

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

	As of September 2026		As of December 2025
$ in millions	Amount or Range	Weighted Average	Amount or Range	Weighted Average
Loans and securities backed by real estate
Level 3 assets	$127		$155
Yield	3.8% to 41.1%	11.6%	3.1% to 45.1%	10.6%
Recovery rate	16.6% to 62.5%	36.8%	22.3% to 62.5%	36.5%
Duration (years)	0.8 to 6.6	3.6	0.3 to 9.0	3.4
Corporate debt instruments
Level 3 assets	$894		$484
Yield	2.0% to 21.9%	12.0%	2.1% to 18.0%	8.0%
Recovery rate	4.3% to 69.5%	30.4%	4.1% to 72.0%	32.3%
Duration (years)	2.3 to 5.0	3.3	2.3 to 14.7	3.9
Other
Level 3 assets	$331		$265
Yield	4.0% to 32.8%	16.7%	8.4% to 30.0%	17.5%
Duration (years)	0.3 to 11.4	3.3	0.2 to 8.7	2.6
Multiples	2.2x to 6.7x	4.9x	N/A	N/A

17	Goldman Sachs September 2026 Form 10-Q

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
•Increases in yield or duration used in the valuation of level 3 trading cash instruments would have resulted in a lower fair value measurement, while an increase in recovery rate or multiples would have resulted in a higher fair value measurement as of both September 2026 and December 2025. Due to the distinctive nature of each level 3 trading cash instrument, the interrelationship of inputs is not necessarily uniform within each product type.
•Trading cash instruments are valued using discounted cash flows.
•Multiples was not a significant unobservable input used to value other trading cash instruments as of December 2025.

Level 3 Rollforward. The table below presents a summary of the changes in fair value for level 3 trading cash instruments.

	Three Months Ended September		Nine Months Ended September
$ in millions	2026	2025	2026	2025
Assets
Beginning balance	$1,133	$883	$904	$1,213
Net realized gains/(losses)	55	28	172	71
Net unrealized gains/(losses)	(51)	37	(93)	30
Purchases	193	362	442	572
Sales	(115)	(198)	(527)	(409)
Settlements	(106)	(96)	(204)	(387)
Transfers into level 3	380	180	758	112
Transfers out of level 3	(137)	(111)	(100)	(117)
Ending balance	$1,352	$1,085	$1,352	$1,085

Liabilities
Beginning balance	$(118)	$(150)	$(119)	$(75)
Net realized gains/(losses)	(2)	–	1	2
Net unrealized gains/(losses)	7	(8)	18	(38)
Purchases	42	57	38	57
Sales	(44)	(171)	(59)	(185)
Settlements	16	26	39	–
Transfers into level 3	(15)	(7)	(23)	(7)
Transfers out of level 3	24	12	15	5
Ending balance	$(90)	$(241)	$(90)	$(241)
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

Goldman Sachs September 2026 Form 10-Q	18

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
The table below presents information, by product type, for assets included in the summary table above.

	Three Months Ended September		Nine Months Ended September
$ in millions	2026	2025	2026	2025
Loans and securities backed by real estate
Beginning balance	$103	$74	$155	$95
Net realized gains/(losses)	2	2	7	4
Net unrealized gains/(losses)	(3)	1	(6)	6
Purchases	3	2	28	45
Sales	(2)	(5)	–	(8)
Settlements	(5)	(5)	(18)	(7)
Transfers into level 3	29	81	4	45
Transfers out of level 3	–	(2)	(43)	(32)
Ending balance	$127	$148	$127	$148

Corporate debt instruments
Beginning balance	$724	$533	$484	$728
Net realized gains/(losses)	21	18	58	59
Net unrealized gains/(losses)	(34)	41	(60)	32
Purchases	147	330	309	433
Sales	(77)	(181)	(390)	(269)
Settlements	(91)	(77)	(153)	(337)
Transfers into level 3	327	72	693	46
Transfers out of level 3	(123)	(89)	(47)	(45)
Ending balance	$894	$647	$894	$647

Other
Beginning balance	$306	$276	$265	$390
Net realized gains/(losses)	32	8	107	8
Net unrealized gains/(losses)	(14)	(5)	(27)	(8)
Purchases	43	30	105	94
Sales	(36)	(12)	(137)	(132)
Settlements	(10)	(14)	(33)	(43)
Transfers into level 3	24	27	61	21
Transfers out of level 3	(14)	(20)	(10)	(40)
Ending balance	$331	$290	$331	$290
In the table above, other includes government and agency obligations, state and municipal obligations, other debt obligations and equity securities.
Level 3 Rollforward Commentary for the Three Months Ended September 2026. The net realized and unrealized gains on level 3 trading cash instrument assets of $4 million (reflecting $55 million of net realized gains and $51 million of net unrealized losses) for the three months ended September 2026 included gains/(losses) of $(24) million reported in market making and $28 million reported in interest income.
The drivers of the net unrealized losses on level 3 trading cash instrument assets for the three months ended September 2026 were not material.
Transfers into level 3 trading cash instrument assets during the three months ended September 2026 primarily reflected transfers of certain corporate debt instruments from level 2 (principally due to reduced price transparency as a result of a lack of market evidence, including fewer market transactions in these instruments).

Transfers out of level 3 trading cash instrument assets during the three months ended September 2026 primarily reflected transfers of certain corporate debt instruments to level 2 (principally due to increased price transparency as a result of market evidence, including market transactions in these instruments).
Level 3 Rollforward Commentary for the Nine Months Ended September 2026. The net realized and unrealized gains on level 3 trading cash instrument assets of $79 million (reflecting $172 million of net realized gains and $93 million of net unrealized losses) for the nine months ended September 2026 included gains/(losses) of $(21) million reported in market making and $100 million reported in interest income.
The drivers of the net unrealized losses on level 3 trading cash instrument assets for the nine months ended September 2026 were not material.
Transfers into level 3 trading cash instrument assets during the nine months ended September 2026 primarily reflected transfers of certain corporate debt instruments from level 2 (principally due to reduced price transparency as a result of a lack of market evidence, including fewer market transactions in these instruments).
The drivers of transfers out of level 3 trading cash instrument assets during the nine months ended September 2026 were not material.
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

19	Goldman Sachs September 2026 Form 10-Q

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
Derivatives
Fair Value by Level. The table below presents derivatives on a gross basis by level and product type, as well as the impact of netting.

$ in millions	Level 1	Level 2	Level 3	Total
As of September 2026
Assets
Interest rates	$7	$186,366	$582	$186,955
Credit	–	13,835	1,934	15,769
Currencies	–	92,787	303	93,090
Commodities	–	21,875	741	22,616
Equities	114	126,881	1,527	128,522
Gross fair value	121	441,744	5,087	446,952
Counterparty netting in levels	–	(321,947)	(819)	(322,766)
Subtotal	$121	$119,797	$4,268	$124,186
Cross-level counterparty netting				(1,113)
Cash collateral netting				(53,817)
Net fair value				$69,256

Liabilities
Interest rates	$(8)	$(145,005)	$(2,012)	$(147,025)
Credit	–	(14,775)	(877)	(15,652)
Currencies	–	(89,632)	(89)	(89,721)
Commodities	–	(20,719)	(291)	(21,010)
Equities	(112)	(205,753)	(2,971)	(208,836)
Gross fair value	(120)	(475,884)	(6,240)	(482,244)
Counterparty netting in levels	–	321,947	819	322,766
Subtotal	$(120)	$(153,937)	$(5,421)	$(159,478)
Cross-level counterparty netting				1,113
Cash collateral netting				51,303
Net fair value				$(107,062)

As of December 2025
Assets
Interest rates	$6	$161,089	$618	$161,713
Credit	–	11,305	2,470	13,775
Currencies	–	79,714	80	79,794
Commodities	–	16,151	949	17,100
Equities	5	86,643	1,050	87,698
Gross fair value	11	354,902	5,167	360,080
Counterparty netting in levels	–	(259,670)	(884)	(260,554)
Subtotal	$11	$95,232	$4,283	$99,526
Cross-level counterparty netting				(621)
Cash collateral netting				(45,952)
Net fair value				$52,953

Liabilities
Interest rates	$(11)	$(121,455)	$(722)	$(122,188)
Credit	–	(13,296)	(839)	(14,135)
Currencies	–	(83,756)	(58)	(83,814)
Commodities	–	(19,302)	(214)	(19,516)
Equities	(9)	(147,803)	(3,749)	(151,561)
Gross fair value	(20)	(385,612)	(5,582)	(391,214)
Counterparty netting in levels	–	259,670	884	260,554
Subtotal	$(20)	$(125,942)	$(4,698)	$(130,660)
Cross-level counterparty netting				621
Cash collateral netting				45,634
Net fair value				$(84,405)

Goldman Sachs September 2026 Form 10-Q	20

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

	As of September 2026		As of December 2025
$ in millions, except inputs	Amount or Range	Average/ Median	Amount or Range	Average/ Median
Interest rates, net	$(1,430)		$(104)
Correlation	(10)% to 90%	33%/25%	(10)% to 95%	34%/25%
Volatility (bps)	31 to 151	69/57	31 to 151	69/57
Credit, net	$1,057		$1,631
Credit spreads (bps)	16 to 1,599	139/116	9 to 1,065	135/106
Upfront credit points	(2) to 100	22/14	0 to 100	19/10
Recovery rates	0% to 60%	24%/40%	25% to 60%	43%/40%
Currencies, net	$214		$22
Correlation	0% to 70%	21%/3%	0% to 70%	21%/3%
Volatility	16% to 17%	17%/17%	17% to 18%	17%/17%
Commodities, net	$450		$735
Volatility	19% to 103%	42%/37%	20% to 101%	35%/30%
Natural gas spread	$(2.41) to $5.11	$(0.03)/$(0.05)	$(4.27) to $2.19	$(0.40)/ $(0.33)
Electricity price	$2.42 to $419.66	$49.02/$33.59	$2.98 to $489.82	$57.43/ $35.57
Equities, net	$(1,444)		$(2,699)
Correlation	(70)% to 100%	58%/60%	(70)% to 100%	58%/60%
Volatility	3% to 101%	21%/16%	2% to 102%	14%/9%
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

21	Goldman Sachs September 2026 Form 10-Q

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
Due to the distinctive nature of each level 3 derivative, the interrelationship of inputs is not necessarily uniform within each product type.
Level 3 Rollforward. The table below presents a summary of the changes in fair value for level 3 derivatives.

	Three Months Ended September		Nine Months Ended September
$ in millions	2026	2025	2026	2025
Total level 3 derivatives, net
Beginning balance	$(352)	$959	$(415)	$825
Net realized gains/(losses)	(1,454)	(264)	(518)	(88)
Net unrealized gains/(losses)	(792)	(20)	(1,635)	289
Purchases	64	160	1,071	493
Sales	(565)	(968)	(1,309)	(1,266)
Settlements	1,781	556	1,534	121
Transfers into level 3	(118)	29	130	(12)
Transfers out of level 3	283	(56)	(11)	34
Ending balance	$(1,153)	$396	$(1,153)	$396
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

Goldman Sachs September 2026 Form 10-Q	22

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
The table below presents information, by product type, for derivatives included in the summary table above.

	Three Months Ended September		Nine Months Ended September
$ in millions	2026	2025	2026	2025
Interest rates, net
Beginning balance	$(376)	$26	$(104)	$(112)
Net realized gains/(losses)	81	(43)	189	(67)
Net unrealized gains/(losses)	(1,060)	214	(1,340)	560
Purchases	2	1	1	24
Sales	(97)	(67)	(273)	(204)
Settlements	(158)	54	50	7
Transfers into level 3	(7)	(1)	(33)	(97)
Transfers out of level 3	185	(24)	80	49
Ending balance	$(1,430)	$160	$(1,430)	$160

Credit, net
Beginning balance	$1,285	$1,288	$1,631	$1,218
Net realized gains/(losses)	(17)	(2)	(376)	37
Net unrealized gains/(losses)	(92)	118	(89)	121
Purchases	44	11	302	72
Sales	(41)	(7)	(51)	(4)
Settlements	(120)	(174)	(196)	(201)
Transfers into level 3	(46)	130	74	126
Transfers out of level 3	44	–	(238)	(5)
Ending balance	$1,057	$1,364	$1,057	$1,364

Currencies, net
Beginning balance	$157	$127	$22	$47
Net realized gains/(losses)	15	(10)	17	–
Net unrealized gains/(losses)	38	(10)	139	71
Purchases	7	1	13	33
Sales	(16)	(3)	(25)	(20)
Settlements	4	–	30	6
Transfers into level 3	9	(19)	18	(16)
Transfers out of level 3	–	27	–	(8)
Ending balance	$214	$113	$214	$113

Commodities, net
Beginning balance	$561	$839	$735	$778
Net realized gains/(losses)	(83)	(39)	(216)	(112)
Net unrealized gains/(losses)	(53)	75	(267)	127
Purchases	–	11	3	33
Sales	(10)	(10)	(12)	(22)
Settlements	38	13	222	4
Transfers into level 3	58	(15)	2	10
Transfers out of level 3	(61)	(121)	(17)	(65)
Ending balance	$450	$753	$450	$753

Equities, net
Beginning balance	$(1,979)	$(1,321)	$(2,699)	$(1,106)
Net realized gains/(losses)	(1,450)	(170)	(132)	54
Net unrealized gains/(losses)	375	(417)	(78)	(590)
Purchases	11	136	752	331
Sales	(401)	(881)	(948)	(1,016)
Settlements	2,017	663	1,428	305
Transfers into level 3	(132)	(66)	69	(35)
Transfers out of level 3	115	62	164	63
Ending balance	$(1,444)	$(1,994)	$(1,444)	$(1,994)
Level 3 Rollforward Commentary for the Three Months Ended September 2026. The net realized and unrealized losses on level 3 derivatives of $2.25 billion (reflecting $1.45 billion of net realized losses and $792 million of net unrealized losses) for the three months ended September 2026 included losses of $2.24 billion reported in market making and $6 million reported in other principal transactions.
The net unrealized losses on level 3 derivatives for the three months ended September 2026 primarily reflected losses on certain interest rate derivatives (principally due to an increase in interest rates), partially offset by gains on certain equity derivatives (principally due to an increase in equity prices).
Transfers into level 3 derivatives during the three months ended September 2026 reflected transfers of certain equity derivative liabilities from level 2 (principally due to reduced transparency of certain unobservable volatility inputs used to value these instruments).
Transfers out of level 3 derivatives during the three months ended September 2026 reflected transfers of certain interest rate derivative liabilities to level 2 (principally due to certain unobservable volatility inputs no longer being significant to the valuation of these instruments) and transfers of certain equity derivative liabilities to level 2 (principally due to increased transparency of certain unobservable volatility inputs used to value these instruments).
Level 3 Rollforward Commentary for the Nine Months Ended September 2026. The net realized and unrealized losses on level 3 derivatives of $2.15 billion (reflecting $518 million of net realized losses and $1.64 billion of net unrealized losses) for the nine months ended September 2026 included losses of $2.15 billion reported in market making and $1 million reported in other principal transactions.
The net unrealized losses on level 3 derivatives for the nine months ended September 2026 primarily reflected losses on certain interest rate derivatives (principally due to an increase in interest rates) and losses on certain commodity derivatives (principally due to the impact of changes in commodity prices), partially offset by gains on certain currency derivatives (principally due to the impact of changes in foreign exchange rates).
The drivers of transfers into level 3 derivatives during the nine months ended September 2026 were not material.
Transfers out of level 3 derivatives during the nine months ended September 2026 reflected transfers of certain credit derivative assets to level 2 (principally due to certain unobservable credit spread inputs no longer being significant to the net risk of certain portfolios), partially offset by transfers of certain equity derivative liabilities to level 2 (principally due to increased transparency of certain unobservable volatility inputs used to value these instruments).

23	Goldman Sachs September 2026 Form 10-Q

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
The drivers of transfers out of level 3 derivatives during the nine months ended September 2025 were not material.
Investments
Fair Value by Level. The table below presents investments accounted for at fair value by level within the fair value hierarchy.

$ in millions	Level 1	Level 2	Level 3	Total
As of September 2026
Government and agency obligations:
U.S.	$149,119	$4,252	$–	$153,371
Non-U.S.	19,035	5	–	19,040
Corporate debt securities	159	2,039	3,938	6,136
Securities backed by real estate	–	3	288	291
Money market instruments	47	2,079	–	2,126
Other debt obligations	4	–	294	298
Equity securities	360	2,529	10,024	12,913
Subtotal	$168,724	$10,907	$14,544	$194,175
Investments in funds at NAV				1,665
Total investments				$195,840
As of December 2025
Government and agency obligations:
U.S.	$90,582	$1,467	$–	$92,049
Non-U.S.	7,195	4	–	7,199
Corporate debt securities	139	2,621	4,279	7,039
Securities backed by real estate	–	6	306	312
Money market instruments	78	2,255	–	2,333
Other debt obligations	9	–	345	354
Equity securities	459	3,217	9,481	13,157
Subtotal	$98,462	$9,570	$14,411	$122,443
Investments in funds at NAV				1,739
Total investments				$124,182
See Note 4 for an overview of the firm’s fair value measurement policies, valuation techniques and significant inputs used to determine the fair value of investments.

Goldman Sachs September 2026 Form 10-Q	24

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Significant Unobservable Inputs. The table below presents the amount of level 3 investments, and ranges and weighted averages of significant unobservable inputs used to value such investments.

	As of September 2026		As of December 2025
$ in millions	Amount or Range	Weighted Average	Amount or Range	Weighted Average
Corporate debt securities
Level 3 assets	$3,938		$4,279
Yield	7.2% to 17.8%	11.3%	6.8% to 19.1%	10.9%
Recovery rate	28.7% to 61.9%	44.9%	20.0% to 65.0%	57.4%
Duration (years)	0.5 to 7.5	3.2	0.7 to 6.5	3.6
Multiples	1.3x to 26.1x	6.0x	0.8x to 43.0x	7.0x
Securities backed by real estate
Level 3 assets	$288		$306
Yield	8.9% to 30.9%	13.5%	8.9% to 30.8%	13.3%
Duration (years)	0.2 to 1.0	1.0	0.2 to 2.0	2.0
Other debt obligations
Level 3 assets	$294		$345
Yield	5.7% to 7.3%	6.5%	4.4% to 7.6%	6.9%
Equity securities
Level 3 assets	$10,024		$9,481
Multiples	0.4x to 36.4x	8.9x	0.4x to 25.0x	8.6x
Discount rate/yield	4.5% to 38.0%	12.5%	6.0% to 42.0%	12.3%
Capitalization rate	4.0% to 11.5%	5.6%	4.4% to 11.5%	5.5%
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
•Increases in yield, discount rate, capitalization rate or duration used in the valuation of level 3 investments would have resulted in a lower fair value measurement, while increases in recovery rate or multiples would have resulted in a higher fair value measurement as of both September 2026 and December 2025. Due to the distinctive nature of each level 3 investment, the interrelationship of inputs is not necessarily uniform within each product type.

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
Level 3 Rollforward. The table below presents a summary of the changes in fair value for level 3 investments.

	Three Months Ended September		Nine Months Ended September
$ in millions	2026	2025	2026	2025
Beginning balance	$14,592	$14,604	$14,411	$14,142
Net realized gains/(losses)	111	95	257	246
Net unrealized gains/(losses)	(77)	88	(311)	357
Purchases	198	130	1,312	1,141
Sales	(497)	(380)	(699)	(702)
Settlements	(352)	(315)	(1,120)	(937)
Transfers into level 3	1,097	1,099	1,350	1,602
Transfers out of level 3	(528)	(319)	(656)	(847)
Ending balance	$14,544	$15,002	$14,544	$15,002
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

25	Goldman Sachs September 2026 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
The table below presents information, by product type, for investments included in the summary table above.

	Three Months Ended September		Nine Months Ended September
$ in millions	2026	2025	2026	2025
Corporate debt securities
Beginning balance	$4,385	$4,418	$4,279	$4,510
Net realized gains/(losses)	58	62	137	143
Net unrealized gains/(losses)	(134)	(3)	(209)	124
Purchases	66	67	299	251
Sales	(197)	(62)	(196)	(133)
Settlements	(91)	(187)	(408)	(437)
Transfers into level 3	204	382	309	497
Transfers out of level 3	(353)	(138)	(273)	(416)
Ending balance	$3,938	$4,539	$3,938	$4,539

Securities backed by real estate
Beginning balance	$310	$509	$306	$562
Net realized gains/(losses)	1	3	3	8
Net unrealized gains/(losses)	(29)	(14)	(33)	(41)
Purchases	6	11	14	28
Sales	–	(88)	(1)	(88)
Settlements	–	(16)	(4)	(36)
Transfers into level 3	–	–	3	–
Transfers out of level 3	–	–	–	(28)
Ending balance	$288	$405	$288	$405

Other debt obligations
Beginning balance	$289	$356	$345	$328
Net realized gains/(losses)	–	1	3	5
Net unrealized gains/(losses)	5	6	5	6
Purchases	3	3	11	43
Sales	–	–	(2)	–
Settlements	(3)	(20)	(68)	(36)
Ending balance	$294	$346	$294	$346

Equity securities
Beginning balance	$9,608	$9,321	$9,481	$8,742
Net realized gains/(losses)	52	29	114	90
Net unrealized gains/(losses)	81	99	(74)	268
Purchases	123	49	988	819
Sales	(300)	(230)	(500)	(481)
Settlements	(258)	(92)	(640)	(428)
Transfers into level 3	893	717	1,038	1,105
Transfers out of level 3	(175)	(181)	(383)	(403)
Ending balance	$10,024	$9,712	$10,024	$9,712
Level 3 Rollforward Commentary for the Three Months Ended September 2026. The net realized and unrealized gains on level 3 investments of $34 million (reflecting $111 million of net realized gains and $77 million of net unrealized losses) for the three months ended September 2026 included gains/(losses) of $(36) million reported in other principal transactions and $70 million reported in interest income.
The net unrealized losses on level 3 investments for the three months ended September 2026 reflected losses on certain corporate debt securities (principally due to corporate performance).
Transfers into level 3 investments during the three months ended September 2026 reflected transfers of certain equity securities from level 2 (principally due to reduced price transparency as a result of a lack of market evidence, including fewer market transactions in these instruments) and transfers of certain corporate debt securities from level 2 (principally due to reduced price transparency as a result of a lack of market evidence, including fewer market transactions in these instruments and certain unobservable yield inputs becoming significant to the valuation of the instruments).
Transfers out of level 3 investments during the three months ended September 2026 reflected transfers of certain corporate debt securities to level 2 (principally due to certain unobservable yield inputs no longer being significant to the valuation of these instruments) and transfers of certain equity securities to level 2 (principally due to increased price transparency as a result of market evidence, including market transactions in these instruments).
Level 3 Rollforward Commentary for the Nine Months Ended September 2026. The net realized and unrealized losses on level 3 investments of $54 million (reflecting $257 million of net realized gains and $311 million of net unrealized losses) for the nine months ended September 2026 included gains/(losses) of $(246) million reported in other principal transactions and $192 million reported in interest income.
The net unrealized losses on level 3 investments for the nine months ended September 2026 primarily reflected losses on certain corporate debt securities (principally due to corporate performance).
Transfers into level 3 investments during the nine months ended September 2026 primarily reflected transfers of certain equity securities from level 2 (principally due to reduced price transparency as a result of a lack of market evidence, including fewer market transactions in these instruments) and transfers of certain corporate debt securities from level 2 (principally due to certain unobservable yield inputs becoming significant to the valuation of these instruments).
Transfers out of level 3 investments during the nine months ended September 2026 reflected transfers of certain equity securities to level 2 (principally due to increased price transparency as a result of market evidence, including market transactions in these instruments) and transfers of certain corporate debt securities to level 2 (principally due to certain unobservable yield inputs no longer being significant to the valuation of these instruments).

Goldman Sachs September 2026 Form 10-Q	26

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

$ in millions	Level 1	Level 2	Level 3	Total
As of September 2026
Loan Type
Corporate	$–	$474	$269	$743
Real estate:
Commercial	–	335	83	418
Residential	–	2,897	30	2,927
Other collateralized	–	317	141	458
Other	–	14	26	40
Total	$–	$4,037	$549	$4,586
As of December 2025
Loan Type
Corporate	$–	$36	$290	$326
Real estate:
Commercial	–	356	64	420
Residential	–	3,222	35	3,257
Other collateralized	–	717	138	855
Other	–	28	19	47
Total	$–	$4,359	$546	$4,905
The gains/(losses) as a result of changes in the fair value of loans held for investment for which the fair value option was elected were not material for each of the three and nine months ended September 2026 and September 2025. These gains/(losses) were included in other principal transactions.
Significant Unobservable Inputs. The table below presents the amount of level 3 loans, and ranges and weighted averages of significant unobservable inputs used to value such loans.

	As of September 2026		As of December 2025
$ in millions	Amount or Range	Weighted Average	Amount or Range	Weighted Average
Corporate
Level 3 assets	$269		$290
Yield	6.1% to 30.0%	13.9%	6.4% to 19.9%	18.0%
Recovery rate	10.0% to 95.0%	45.3%	32.5% to 94.9%	65.4%
Duration (years)	2.6 to 3.6	2.8	3.1 to 4.4	3.3
Real estate
Level 3 assets	$113		$99
Recovery rate	63.8% to 99.2%	74.3%	69.0% to 99.2%	76.1%
Other collateralized
Level 3 assets	$141		$138
Yield	6.5% to 7.3%	7.3%	5.7% to 6.3%	5.7%
Level 3 other loans were not material as of both September 2026 and December 2025, and therefore, are not included in the table above.

27	Goldman Sachs September 2026 Form 10-Q

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
•Increases in yield or duration used in the valuation of level 3 loans would have resulted in a lower fair value measurement, while increases in recovery rate would have resulted in a higher fair value measurement as of both September 2026 and December 2025. Due to the distinctive nature of each level 3 loan, the interrelationship of inputs is not necessarily uniform within each product type.
•Loans are valued using discounted cash flows.
Level 3 Rollforward. The table below presents a summary of the changes in fair value for level 3 loans.

	Three Months Ended September		Nine Months Ended September
$ in millions	2026	2025	2026	2025
Beginning balance	$552	$681	$546	$683
Net realized gains/(losses)	3	9	8	34
Net unrealized gains/(losses)	(6)	(7)	(23)	(2)
Purchases	79	18	93	90
Sales	–	(5)	(20)	(9)
Settlements	(77)	(69)	(90)	(201)
Transfers into level 3	–	69	38	102
Transfers out of level 3	(2)	(25)	(3)	(26)
Ending balance	$549	$671	$549	$671
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

The table below presents information, by loan type, for loans included in the summary table above.

	Three Months Ended September		Nine Months Ended September
$ in millions	2026	2025	2026	2025
Corporate
Beginning balance	$302	$412	$290	$403
Net realized gains/(losses)	2	1	3	5
Net unrealized gains/(losses)	(5)	(3)	(12)	4
Purchases	3	14	17	29
Sales	–	–	(1)	–
Settlements	(33)	(14)	(31)	(70)
Transfers into level 3	–	6	3	46
Transfers out of level 3	–	(25)	–	(26)
Ending balance	$269	$391	$269	$391

Real estate
Beginning balance	$93	$112	$99	$117
Net realized gains/(losses)	–	3	1	8
Net unrealized gains/(losses)	–	1	–	3
Purchases	54	–	54	3
Sales	–	(2)	–	(6)
Settlements	(34)	(12)	(41)	(23)
Ending balance	$113	$102	$113	$102

Other collateralized
Beginning balance	$131	$132	$138	$135
Net realized gains/(losses)	1	3	3	14
Net unrealized gains/(losses)	(1)	(3)	(2)	(6)
Purchases	22	4	22	58
Sales	–	(3)	–	(2)
Settlements	(10)	(41)	(17)	(100)
Transfers into level 3	–	63	–	56
Transfers out of level 3	(2)	–	(3)	–
Ending balance	$141	$155	$141	$155

Other
Beginning balance	$26	$25	$19	$28
Net realized gains/(losses)	–	2	1	7
Net unrealized gains/(losses)	–	(2)	(9)	(3)
Sales	–	–	(19)	(1)
Settlements	–	(2)	(1)	(8)
Transfers into level 3	–	–	35	–
Ending balance	$26	$23	$26	$23
Level 3 Rollforward Commentary for the Three Months Ended September 2026. The net realized and unrealized losses on level 3 loans of $3 million (reflecting $3 million of net realized gains and $6 million of net unrealized losses) for the three months ended September 2026 included gains/(losses) of $(5) million reported in other principal transactions and $2 million reported in interest income.
The drivers of the net unrealized losses on level 3 loans for the three months ended September 2026 were not material.
There were no transfers into level 3 loans during the three months ended September 2026 and the drivers of transfers out of level 3 loans during the three months ended September 2026 were not material.

Goldman Sachs September 2026 Form 10-Q	28

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Level 3 Rollforward Commentary for the Nine Months Ended September 2026. The net realized and unrealized losses on level 3 loans of $15 million (reflecting $8 million of net realized gains and $23 million of net unrealized losses) for the nine months ended September 2026 included gains/(losses) of $(22) million reported in other principal transactions and $7 million reported in interest income.
The drivers of the net unrealized losses on level 3 loans for the nine months ended September 2026 were not material.
The drivers of both transfers into and transfers out of level 3 loans during the nine months ended September 2026 were not material.
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

$ in millions	Level 1	Level 2	Level 3	Total
As of September 2026
Assets
Resale agreements	$–	$120,752	$–	$120,752
Securities borrowed	–	60,397	–	60,397
Customer and other receivables	–	374	–	374
Other assets	–	–	179	179
Total	$–	$181,523	$179	$181,702

Liabilities
Deposits	$–	$(86,003)	$(3,154)	$(89,157)
Repurchase agreements	–	(305,956)	–	(305,956)
Securities loaned	–	(13,821)	–	(13,821)
Other secured financings	–	(32,657)	(454)	(33,111)
Unsecured borrowings:
Short-term	–	(69,117)	(11,625)	(80,742)
Long-term	–	(118,483)	(25,414)	(143,897)
Other liabilities	–	(8)	(259)	(267)
Total	$–	$(626,045)	$(40,906)	$(666,951)

As of December 2025
Assets
Resale agreements	$–	$126,007	$–	$126,007
Securities borrowed	–	51,581	–	51,581
Customer and other receivables	–	315	–	315
Other assets	–	–	180	180
Total	$–	$177,903	$180	$178,083

Liabilities
Deposits	$–	$(73,344)	$(3,225)	$(76,569)
Repurchase agreements	–	(223,384)	–	(223,384)
Securities loaned	–	(11,995)	–	(11,995)
Other secured financings	–	(27,340)	(493)	(27,833)
Unsecured borrowings:
Short-term	–	(52,093)	(7,665)	(59,758)
Long-term	–	(96,858)	(15,825)	(112,683)
Other liabilities	–	(6)	(105)	(111)
Total	$–	$(485,020)	$(27,313)	$(512,333)
In the table above, assets are shown as positive amounts and liabilities are shown as negative amounts.
See Note 4 for an overview of the firm’s fair value measurement policies, valuation techniques and significant inputs used to determine the fair value of other financial assets and liabilities.

29	Goldman Sachs September 2026 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Significant Unobservable Inputs. See below for information about the significant unobservable inputs used to value level 3 other financial assets and liabilities at fair value as of both September 2026 and December 2025.
Other Secured Financings. The ranges and weighted averages of significant unobservable inputs used to value level 3 other secured financings are presented below. These ranges and weighted averages exclude unobservable inputs that are only relevant to a single instrument, and therefore are not meaningful.
As of September 2026:
•Yield: 7.4% to 12.9% (weighted average: 10.6%)
•Duration: 1.0 to 3.0 years (weighted average: 1.8 years)
As of December 2025:
•Yield: 2.2% to 14.2% (weighted average: 10.0%)
•Duration: 2.7 to 3.6 years (weighted average: 3.2 years)
•Volatility: 6.4% to 7.3% (weighted average: 7.3%)
Generally, increases in yield or duration or decreases in volatility, in isolation, would have resulted in a lower fair value measurement as of period-end. Due to the distinctive nature of each level 3 other secured financing, the interrelationship of inputs is not necessarily uniform across such financings. See Note 11 for further information about other secured financings.
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

	Three Months Ended September		Nine Months Ended September
$ in millions	2026	2025	2026	2025
Assets
Beginning balance	$202	$198	$180	$194
Net unrealized gains/(losses)	(9)	(8)	13	(4)
Settlements	(14)	–	(14)	–
Ending balance	$179	$190	$179	$190

Liabilities
Beginning balance	$(39,910)	$(25,706)	$(27,313)	$(22,345)
Net realized gains/(losses)	(278)	(114)	(788)	(201)
Net unrealized gains/(losses)	2,250	(875)	2,335	(1,804)
Issuances	(8,924)	(6,053)	(26,446)	(12,480)
Settlements	5,131	4,384	11,284	6,401
Transfers into level 3	(1,048)	(770)	(1,935)	(734)
Transfers out of level 3	1,873	2,861	1,957	4,890
Ending balance	$(40,906)	$(26,273)	$(40,906)	$(26,273)
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

Goldman Sachs September 2026 Form 10-Q	30

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
The table below presents information, by the consolidated balance sheet line items, for other financial liabilities included in the summary table above.

	Three Months Ended September		Nine Months Ended September
$ in millions	2026	2025	2026	2025
Deposits
Beginning balance	$(3,169)	$(3,010)	$(3,225)	$(3,045)
Net realized gains/(losses)	(5)	(1)	(3)	(4)
Net unrealized gains/(losses)	27	(202)	(59)	(260)
Issuances	(549)	(128)	(1,582)	(560)
Settlements	543	206	1,567	650
Transfers into level 3	(3)	(80)	–	(67)
Transfers out of level 3	2	16	148	87
Ending balance	$(3,154)	$(3,199)	$(3,154)	$(3,199)

Other secured financings
Beginning balance	$(470)	$(468)	$(493)	$(551)
Net realized gains/(losses)	–	4	–	4
Net unrealized gains/(losses)	23	(6)	22	(30)
Issuances	–	(129)	(5)	(103)
Settlements	19	53	43	109
Transfers into level 3	(76)	(142)	(76)	(142)
Transfers out of level 3	50	–	55	25
Ending balance	$(454)	$(688)	$(454)	$(688)

Unsecured short-term borrowings
Beginning balance	$(11,733)	$(7,113)	$(7,665)	$(5,294)
Net realized gains/(losses)	(63)	(43)	(130)	(54)
Net unrealized gains/(losses)	497	(160)	558	(399)
Issuances	(3,751)	(3,741)	(9,200)	(5,355)
Settlements	2,498	2,838	4,914	3,349
Transfers into level 3	(458)	(343)	(817)	(283)
Transfers out of level 3	1,385	1,586	715	1,060
Ending balance	$(11,625)	$(6,976)	$(11,625)	$(6,976)

Unsecured long-term borrowings
Beginning balance	$(24,419)	$(15,026)	$(15,825)	$(13,379)
Net realized gains/(losses)	(210)	(74)	(655)	(147)
Net unrealized gains/(losses)	1,692	(514)	1,803	(1,109)
Issuances	(4,624)	(2,055)	(15,659)	(6,462)
Settlements	2,057	1,287	4,760	2,293
Transfers into level 3	(346)	(205)	(877)	(242)
Transfers out of level 3	436	1,259	1,039	3,718
Ending balance	$(25,414)	$(15,328)	$(25,414)	$(15,328)

Other liabilities
Beginning balance	$(119)	$(89)	$(105)	$(76)
Net unrealized gains/(losses)	11	7	11	(6)
Settlements	14	–	–	–
Transfers into level 3	(165)	–	(165)	–
Ending balance	$(259)	$(82)	$(259)	$(82)
Level 3 Rollforward Commentary for the Three Months Ended September 2026. The net realized and unrealized gains on level 3 other financial liabilities of $1.97 billion (reflecting $278 million of net realized losses and $2.25 billion of net unrealized gains) for the three months ended September 2026 included gains/(losses) of $1.84 billion reported in market making, $(30) million reported in other principal transactions and $(1) million reported in interest expense in the consolidated statements of earnings, and $167 million reported in debt valuation adjustment in the consolidated statements of comprehensive income.

The net unrealized gains on level 3 other financial liabilities for the three months ended September 2026 primarily reflected gains on certain hybrid financial instruments included in unsecured long- and short-term borrowings (principally due to the impact of increases in interest rates).
Transfers into level 3 other financial liabilities during the three months ended September 2026 primarily reflected transfers of certain hybrid financial instruments included in unsecured short- and long-term borrowings from level 2 (principally due to reduced transparency of certain volatility inputs used to value these instruments) and transfers of certain other liabilities from level 2 (principally due to reduced transparency of certain inputs used to value these instruments).
Transfers out of level 3 other financial liabilities during the three months ended September 2026 primarily reflected transfers of certain hybrid financial instruments included in unsecured short- and long-term borrowings to level 2 (principally due to increased transparency of certain volatility inputs used to value these instruments).
Level 3 Rollforward Commentary for the Nine Months Ended September 2026. The net realized and unrealized gains on level 3 other financial liabilities of $1.55 billion (reflecting $788 million of net realized losses and $2.34 billion of net unrealized gains) for the nine months ended September 2026 included gains/(losses) of $1.31 billion reported in market making, $(24) million reported in other principal transactions and $(2) million reported in interest expense in the consolidated statements of earnings, and $265 million reported in debt valuation adjustment in the consolidated statements of comprehensive income.
The net unrealized gains on level 3 other financial liabilities for the nine months ended September 2026 reflected gains on certain hybrid financial instruments included in unsecured long- and short-term borrowings (principally due to the impact of increases in interest rates).

31	Goldman Sachs September 2026 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Transfers into level 3 other financial liabilities during the nine months ended September 2026 primarily reflected transfers of certain hybrid financial instruments included in unsecured long- and short-term borrowings from level 2 (principally due to reduced transparency of certain volatility inputs used to value these instruments) and transfers of certain other liabilities from level 2 (principally due to reduced transparency of certain inputs used to value these instruments).
Transfers out of level 3 other financial liabilities during the nine months ended September 2026 primarily reflected transfers of certain hybrid financial instruments included in unsecured long- and short-term borrowings and deposits to level 2 (in each case, principally due to increased transparency of certain volatility inputs used to value these instruments).
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

Goldman Sachs September 2026 Form 10-Q	32

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
The table below presents a summary of trading assets and liabilities.

	Trading	Trading
$ in millions	Assets	Liabilities
As of September 2026
Trading cash instruments	$762,474	$223,181
Derivatives	69,256	107,062
Total	$831,730	$330,243
As of December 2025
Trading cash instruments	$603,843	$178,147
Derivatives	52,953	84,405
Total	$656,796	$262,552
See Note 5 for further information about trading cash instruments and Note 7 for further information about derivatives.

Gains and Losses from Market Making
The table below presents market making revenues by major product type.

	Three Months Ended September		Nine Months Ended September
$ in millions	2026	2025	2026	2025
Interest rates	$(1,306)	$407	$(3,136)	$8,438
Credit	158	19	950	272
Currencies	1,422	697	5,299	(4,013)
Equities	4,757	1,947	13,082	7,967
Commodities	627	798	2,561	1,660
Total	$5,658	$3,868	$18,756	$14,324
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

33	Goldman Sachs September 2026 Form 10-Q

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
Derivatives are reported on a net-by-counterparty basis (i.e., the net payable or receivable for derivative assets and liabilities for a given counterparty) when a legal right of setoff exists under an enforceable netting agreement (counterparty netting). Derivatives are accounted for at fair value, net of cash collateral received or posted under enforceable credit support agreements (cash collateral netting). Derivative assets are included in trading assets and derivative liabilities are included in trading liabilities. Realized and unrealized gains and losses on derivatives not designated as hedges are included in market making (for derivatives included in Fixed Income, Currency and Commodities (FICC) and Equities within Global Banking & Markets), and other principal transactions (for derivatives included in Investment banking fees and Other within Global Banking & Markets, as well as derivatives in Asset & Wealth Management) in the consolidated statements of earnings. For each of the three and nine months ended September 2026 and September 2025, substantially all of the firm’s derivatives were included in Global Banking & Markets.

Goldman Sachs September 2026 Form 10-Q	34

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

	Fair Value as of
	September		December
	2026		2025
$ in millions	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Not accounted for as hedges
Exchange-traded	$2,391	$804	$2,976	$1,217
OTC-cleared	12,162	13,392	4,961	4,854
Bilateral OTC	172,269	132,752	153,595	116,061
Total interest rates	186,822	146,948	161,532	122,132
OTC-cleared	3,762	4,135	2,684	2,973
Bilateral OTC	12,007	11,517	11,091	11,162
Total credit	15,769	15,652	13,775	14,135
Exchange-traded	117	20	126	14
OTC-cleared	600	620	1,210	1,064
Bilateral OTC	92,032	89,019	78,403	82,468
Total currencies	92,749	89,659	79,739	83,546
Exchange-traded	5,604	6,100	8,597	8,788
OTC-cleared	476	454	640	804
Bilateral OTC	16,536	14,456	7,863	9,924
Total commodities	22,616	21,010	17,100	19,516
Exchange-traded	79,286	124,982	53,564	91,084
OTC-cleared	42	13	33	55
Bilateral OTC	49,194	83,841	34,101	60,422
Total equities	128,522	208,836	87,698	151,561
Subtotal	446,478	482,105	359,844	390,890
Accounted for as hedges
OTC-cleared	34	59	17	49
Bilateral OTC	99	18	164	7
Total interest rates	133	77	181	56
OTC-cleared	17	24	30	5
Bilateral OTC	324	38	25	263
Total currencies	341	62	55	268
Subtotal	474	139	236	324
Total gross fair value	$446,952	$482,244	$360,080	$391,214

Offset in the consolidated balance sheets
Exchange-traded	$(80,481)	$(80,481)	$(58,701)	$(58,701)
OTC-cleared	(16,201)	(16,201)	(8,925)	(8,925)
Bilateral OTC	(227,197)	(227,197)	(193,549)	(193,549)
Counterparty netting	(323,879)	(323,879)	(261,175)	(261,175)
OTC-cleared	(12)	(415)	(109)	(424)
Bilateral OTC	(53,805)	(50,888)	(45,843)	(45,210)
Cash collateral netting	(53,817)	(51,303)	(45,952)	(45,634)
Total amounts offset	$(377,696)	$(375,182)	$(307,127)	$(306,809)

Included in the consolidated balance sheets
Exchange-traded	$6,917	$51,425	$6,562	$42,402
OTC-cleared	880	2,081	541	455
Bilateral OTC	61,459	53,556	45,850	41,548
Total	$69,256	$107,062	$52,953	$84,405

Not offset in the consolidated balance sheets
Cash collateral	$(534)	$(1,907)	$(442)	$(1,951)
Securities collateral	(24,737)	(11,553)	(20,965)	(8,910)
Total	$43,985	$93,602	$31,546	$73,544

	Notional Amounts as of
	September	December
$ in millions	2026	2025
Not accounted for as hedges
Exchange-traded	$1,867,888	$1,983,652
OTC-cleared	20,783,056	16,533,168
Bilateral OTC	10,219,487	10,705,896
Total interest rates	32,870,431	29,222,716
Exchange-traded	548	332
OTC-cleared	1,867,563	986,680
Bilateral OTC	929,641	758,385
Total credit	2,797,752	1,745,397
Exchange-traded	16,766	9,555
OTC-cleared	809,527	523,741
Bilateral OTC	8,483,525	7,192,306
Total currencies	9,309,818	7,725,602
Exchange-traded	412,259	366,003
OTC-cleared	2,589	2,710
Bilateral OTC	256,251	186,420
Total commodities	671,099	555,133
Exchange-traded	3,366,039	2,327,060
OTC-cleared	1,411	1,062
Bilateral OTC	2,115,222	1,634,183
Total equities	5,482,672	3,962,305
Subtotal	51,131,772	43,211,153
Accounted for as hedges
OTC-cleared	409,353	294,278
Bilateral OTC	1,009	1,157
Total interest rates	410,362	295,435
OTC-cleared	6,658	6,105
Bilateral OTC	24,112	18,188
Total currencies	30,770	24,293
Subtotal	441,132	319,728
Total notional amounts	$51,572,904	$43,530,881
In the tables above:
•Gross fair values exclude the effects of both counterparty netting and collateral, and therefore are not representative of the firm’s exposure.
•Amounts presented for collateral not offset in the consolidated balance sheets consist of collateral received or posted in connection with OTC-cleared and bilateral OTC derivatives under enforceable credit support agreements that do not meet the criteria for netting under U.S. GAAP. In addition to collateral presented in the table above, the firm also posts or receives collateral in connection with its transactions with certain exchanges in accordance with the exchanges’ margin requirements. Such collateral may be calculated based on the firm’s total exposure to the respective exchange across all product types, including both derivative and non-derivative instruments. See Note 11 for further information.
•Substantially all of the gross fair value of derivatives relates to derivative contracts which are subject to enforceable netting agreements.
•Notional amounts, which represent the sum of gross long and short derivative contracts, provide an indication of the volume of the firm’s derivative activity and do not represent anticipated losses.

35	Goldman Sachs September 2026 Form 10-Q

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

Goldman Sachs September 2026 Form 10-Q	36

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
The table below presents information about credit derivatives.

	Credit Rating of Underlier
$ in millions	Investment-Grade	Non-Investment- Grade/Unrated	Total
As of September 2026
Maximum Payout/Notional Amount of Written Credit Derivatives
By Product
Credit default swaps	$929,215	$234,151	$1,163,366
Other credit derivatives	165,722	40,077	205,799
Total by product	$1,094,937	$274,228	$1,369,165

By Maturity
Less than 1 year	$248,803	$52,678	$301,481
1 - 5 years	693,739	179,692	873,431
Greater than 5 years	152,395	41,858	194,253
Total by maturity	$1,094,937	$274,228	$1,369,165

Maximum Payout/Notional Amount of Purchased Credit Derivatives
Offsetting	$975,327	$228,145	$1,203,472
Other	152,307	72,808	225,115
Total	$1,127,634	$300,953	$1,428,587

Fair Value of Written Credit Derivatives
Asset	$6,182	$4,376	$10,558
Liability	1,587	2,820	4,407
Net asset/(liability)	$4,595	$1,556	$6,151
As of December 2025
Maximum Payout/Notional Amount of Written Credit Derivatives
By Product
Credit default swaps	$536,846	$124,330	$661,176
Other credit derivatives	135,770	33,097	168,867
Total by product	$672,616	$157,427	$830,043

By Maturity
Less than 1 year	$184,830	$37,484	$222,314
1 - 5 years	447,318	109,387	556,705
Greater than 5 years	40,468	10,556	51,024
Total by maturity	$672,616	$157,427	$830,043

Maximum Payout/Notional Amount of Purchased Credit Derivatives
Offsetting	$549,513	$127,807	$677,320
Other	188,117	49,917	238,034
Total	$737,630	$177,724	$915,354

Fair Value of Written Credit Derivatives
Asset	$6,169	$4,040	$10,209
Liability	1,345	2,153	3,498
Net asset/(liability)	$4,824	$1,887	$6,711
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
The table below presents information about CVA and FVA.

	Three Months Ended September		Nine Months Ended September
$ in millions	2026	2025	2026	2025
CVA, net of hedges	$152	$(49)	$375	$121
FVA, net of hedges	(79)	80	(93)	109
Total	$73	$31	$282	$230
Bifurcated Embedded Derivatives
The table below presents the fair value and the notional amount of derivatives that have been bifurcated from their related borrowings.

	As of
	September	December
$ in millions	2026	2025
Fair value of assets	$375	$428
Fair value of liabilities	(179)	(304)
Net asset/(liability)	$196	$124
Notional amount	$10,189	$8,691
In the table above, derivatives that have been bifurcated from their related borrowings are recorded at fair value and the vast majority of such derivatives consist of interest rate and commodity products. These derivatives are included in unsecured short- and long-term borrowings, as well as other secured financings, with the related borrowings.

37	Goldman Sachs September 2026 Form 10-Q

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

	As of
	September	December
$ in millions	2026	2025
Net derivative liabilities under bilateral agreements	$43,284	$33,473
Collateral posted	$45,236	$36,201
Additional collateral or termination payments:
One-notch downgrade	$203	$224
Two-notch downgrade	$2,017	$1,797
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

Fair Value Hedges
The firm designates interest rate swaps as fair value hedges of certain fixed-rate unsecured long- and short-term debt and fixed-rate certificates of deposit and of certain U.S. and non-U.S. government securities classified as available-for-sale. These interest rate swaps hedge changes in fair value attributable to the designated benchmark interest rate (e.g., Secured Overnight Financing Rate (SOFR), Overnight Index Swap Rate or Sterling Overnight Index Average), effectively converting a substantial portion of these fixed-rate financial instruments into floating-rate financial instruments. In addition, the firm designates certain foreign currency forward contracts as fair value hedges of the foreign exchange risk of substantially all non-U.S. government securities classified as available-for-sale. See Note 8 for information about the amortized cost and fair value of such securities.
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
For qualifying interest rate fair value hedges, gains or losses on derivatives are included in interest income/expense. The change in fair value of the hedged items attributable to the risk being hedged is reported as an adjustment to their carrying value (hedging adjustment) and is also included in interest income/expense. When a derivative is no longer designated as a hedge, any remaining difference between the carrying value and par value of the hedged item is amortized in interest income/expense over the remaining life of the hedged item using the effective interest method. See Note 23 for further information about interest income and interest expense. The gains/(losses) on the foreign currency fair value hedges (relating to both spot and forward points) and the foreign exchange gains/(losses) on the related available-for-sale securities are included in market making. See Note 6 for further information about gains and losses from market making.

Goldman Sachs September 2026 Form 10-Q	38

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
The table below presents the gains/(losses) from interest rate and foreign exchange derivatives accounted for as hedges and the related hedged items.

	Three Months Ended September		Nine Months Ended September
$ in millions	2026	2025	2026	2025
Interest Rate Hedges - Investments
Interest rate swaps	$4,878	$1	$6,100	$(605)
Hedged investments	(4,964)	7	(6,203)	638
Gains/(losses)	$(86)	$8	$(103)	$33

Interest Rate Hedges - Borrowings and deposits
Interest rate swaps	$(7,026)	$390	$(8,495)	$3,488
Hedged borrowings and deposits	6,829	(480)	8,173	(3,725)
Gains/(losses)	$(197)	$(90)	$(322)	$(237)

Foreign Currency Hedges - Investments
Foreign currency forward contracts	$158	$125	$345	$(384)
Hedged investments	(122)	(101)	(284)	403
Gains/(losses)	$36	$24	$61	$19
The table below presents the carrying value of investments, deposits and unsecured borrowings that are designated in an interest rate hedging relationship and the related cumulative hedging adjustment (increase/(decrease)) from current and prior hedging relationships included in such carrying values.

$ in millions	Carrying Value	Cumulative Hedging Adjustment
As of September 2026
Assets
Investments	$109,390	$(6,069)

Liabilities
Deposits	$223	$(6)
Unsecured short-term borrowings	$3,105	$(9)
Unsecured long-term borrowings	$173,998	$(15,249)

As of December 2025
Assets
Investments	$42,449	$244

Liabilities
Deposits	$762	$(17)
Unsecured short-term borrowings	$4,694	$(25)
Unsecured long-term borrowings	$143,082	$(7,340)
In the table above:
•Cumulative hedging adjustment included $(4.66) billion as of September 2026 and $(4.61) billion as of December 2025 of hedging adjustments from prior hedging relationships that were de-designated and substantially all were related to unsecured long-term borrowings.
•The amortized cost of investments was $109.62 billion as of September 2026 and $42.44 billion as of December 2025.
In addition, cumulative hedging adjustments for items no longer designated in a hedging relationship were $(152) million as of September 2026 and $(133) million as of December 2025.

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
The table below presents the gains/(losses) from the hedges in a net investment hedging relationship.

	Three Months Ended September		Nine Months Ended September
$ in millions	2026	2025	2026	2025
Foreign currency forward contracts	$(263)	$90	$(207)	$(1,112)
Foreign currency-denominated debt	$180	$133	$891	$(2,630)
Gains or losses on individual net investments in non-U.S. operations are reclassified from accumulated other comprehensive income/(loss) to earnings when such net investments are sold or substantially liquidated. The gross and net gains/(losses) reclassified to earnings from accumulated other comprehensive income/(loss) were not material for each of the three and nine months ended September 2026 and September 2025.
The firm had designated $28.58 billion as of September 2026 and $22.89 billion as of December 2025 of foreign currency-denominated debt, included in unsecured long- and short-term borrowings, as hedges of net investments in non-U.S. subsidiaries.

39	Goldman Sachs September 2026 Form 10-Q

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
The gains/(losses) included within other comprehensive income/(loss) and the gains/(losses) reclassified to earnings from accumulated other comprehensive income/(loss) related to cash flow hedges were not material for each of the three and nine months ended September 2026 and September 2025, and are not expected to be material for the next 12 months. The maximum length of time over which the forecasted cash flows are hedged is approximately one year.
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
The table below presents information about investments.

	As of
	September	December
$ in millions	2026	2025
Available-for-sale securities, at fair value	$172,406	$99,244
Held-to-maturity securities	76,264	69,193

Equity securities, at fair value	13,653	13,866
Debt instruments, at fair value	9,781	11,072
Equity-method investments	941	887
Total other investments	24,375	25,825
Total investments	$273,045	$194,262
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
The table below presents information about available-for-sale securities by type and tenor.

$ in millions	Amortized Cost	Fair Value
As of September 2026
Less than 1 year	$4,478	$4,377
1 year to 5 years	80,574	79,387
5 years to 10 years	60,508	60,102
Greater than 10 years	5,243	5,253
Total U.S. government obligations	150,803	149,119

1 year to 5 years	76	73
5 years to 10 years	436	404
Greater than 10 years	4,022	3,775
Total U.S. agency obligations	4,534	4,252

Less than 1 year	5,044	5,034
1 year to 5 years	12,551	12,253
5 years to 10 years	1,780	1,748
Total non-U.S. government obligations	19,375	19,035
Total available-for-sale securities	$174,712	$172,406
As of December 2025
Less than 1 year	$3,723	$3,730
1 year to 5 years	70,516	70,872
5 years to 10 years	15,970	15,980
Total U.S. government obligations	90,209	90,582

5 years to 10 years	104	104
Greater than 10 years	1,361	1,363
Total U.S. agency obligations	1,465	1,467

1 year to 5 years	6,579	6,356
5 years to 10 years	863	839
Total non-U.S. government obligations	7,442	7,195
Total available-for-sale securities	$99,116	$99,244
In the table above:
•U.S. agency obligations consists of U.S. agency-issued mortgage-backed securities.
•Substantially all available-for-sale securities were classified in level 1 of the fair value hierarchy.
•The weighted average yield for available-for-sale securities was 3.92% as of September 2026 and 3.81% as of December 2025. The weighted average yield is presented on a pre-tax basis and computed using the effective interest rate of each security at the end of the period, weighted based on the fair value of each security. The effective interest rate considers the contractual coupon, the amortization of premiums and accretion of discounts, and excludes the effect of related hedges.

Goldman Sachs September 2026 Form 10-Q	40

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
•If the fair value of available-for-sale securities is less than amortized cost, such securities are considered impaired. If the firm has the intent to sell the debt security, or if it is more likely than not that the firm will be required to sell the debt security before recovery of its amortized cost, the difference between the amortized cost (net of allowance, if any) and the fair value of the securities is recognized as an impairment loss in earnings. The firm did not record any such impairment losses during each of the three and nine months ended September 2026 and September 2025. Impaired available-for-sale debt securities that the firm has the intent and ability to hold are reviewed to determine if an allowance for credit losses should be recorded. The firm considers various factors in such determination, including market conditions, changes in issuer credit ratings and severity of the unrealized losses. The firm did not record any provision for credit losses on such securities during each of the three and nine months ended September 2026 and September 2025.
The table below presents information about available-for-sale securities in an unrealized loss position by aging category.

$ in millions	Less than 12 months	12 months or longer	Total
As of September 2026
Fair value:
U.S. government obligations	$79,735	$12,229	$91,964
U.S. agency obligations	4,252	–	4,252
Non-U.S. government obligations	14,204	2,644	16,848
Total	$98,191	$14,873	$113,064

Gross unrealized losses:
U.S. government obligations	$(1,599)	$(321)	$(1,920)
U.S. agency obligations	(282)	–	(282)
Non-U.S. government obligations	(115)	(226)	(341)
Total	$(1,996)	$(547)	$(2,543)

As of December 2025
Fair value:
U.S. government obligations	$6,733	$10,464	$17,197
U.S. agency obligations	706	–	706
Non-U.S. government obligations	799	3,671	4,470
Total	$8,238	$14,135	$22,373

Gross unrealized losses:
U.S. government obligations	$(12)	$(226)	$(238)
U.S. agency obligations	(1)	–	(1)
Non-U.S. government obligations	(1)	(258)	(259)
Total	$(14)	$(484)	$(498)

The gross unrealized gains included in accumulated other comprehensive income/(loss) for available-for-sale securities were $237 million as of September 2026 and $626 million as of December 2025. Net unrealized gains/(losses) included in other comprehensive income/(loss) for available-for-sale securities were $(1.31) billion ($(978) million, net of tax) for the three months ended September 2026, $248 million ($185 million, net of tax) for the three months ended September 2025, $(2.43) billion ($(1.83) billion, net of tax) for the nine months ended September 2026 and $1.18 billion ($878 million, net of tax) for the nine months ended September 2025.
The gross realized gains relating to the sales of available-for-sale securities were not material for each of the three and nine months ended September 2026 and September 2025. The gross realized losses relating to the sales of available-for-sale securities were not material for each of the three and nine months ended September 2026 and the three months ended September 2025, and were $111 million for the nine months ended September 2025. The specific identification method is used to determine realized gains on available-for-sale securities.
Held-to-Maturity Securities
Held-to-maturity securities are accounted for at amortized cost.
The table below presents information about held-to-maturity securities by type and tenor.

$ in millions	Amortized Cost	Fair Value
As of September 2026
Less than 1 year	$15,953	$15,886
1 year to 5 years	33,580	32,899
5 years to 10 years	6,693	6,436
Total government obligations	56,226	55,221

Greater than 10 years	19,890	19,076
Total U.S. agency obligations	19,890	19,076

5 years to 10 years	6	6
Greater than 10 years	142	143
Total securities backed by residential real estate	148	149
Total held-to-maturity securities	$76,264	$74,446
As of December 2025
Less than 1 year	$11,336	$11,312
1 year to 5 years	33,900	34,214
Greater than 10 years	1	1
Total government obligations	45,237	45,527

Greater than 10 years	23,785	24,022
Total U.S. agency obligations	23,785	24,022

5 years to 10 years	8	7
Greater than 10 years	163	165
Total securities backed by residential real estate	171	172
Total held-to-maturity securities	$69,193	$69,721

41	Goldman Sachs September 2026 Form 10-Q

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
•The weighted average yield for held-to-maturity securities was 4.23% as of September 2026 and 4.20% as of December 2025. The weighted average yield is presented on a pre-tax basis and computed using the effective interest rate of each security at the end of the period, weighted based on the amortized cost of each security. The effective interest rate considers the contractual coupon and the amortization of premiums and accretion of discounts.
•The gross unrealized gains were not material as of September 2026 and $643 million as of December 2025. The gross unrealized losses were $1.82 billion as of September 2026 and $115 million as of December 2025.
•Held-to-maturity securities are reviewed to determine if an allowance for credit losses should be recorded in the consolidated statements of earnings. The firm considers various factors in such determination, including market conditions, changes in issuer credit ratings, historical credit losses and sovereign guarantees. Provision for credit losses on such securities was not material during each of the three and nine months ended September 2026 and September 2025.
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

The table below presents information about equity securities, at fair value.

	As of
	September	December
$ in millions	2026	2025
Equity securities, at fair value	$13,653	$13,866

Equity Type
Public equity	3%	4%
Private equity	97%	96%
Total	100%	100%

Asset Class
Corporate	79%	78%
Real estate	21%	22%
Total	100%	100%
In the table above:
•Equity securities, at fair value included investments accounted for at fair value under the fair value option where the firm would otherwise apply the equity method of accounting of $3.86 billion as of September 2026 and $4.23 billion as of December 2025. Gains/(losses) recognized as a result of changes in the fair value of equity securities for which the fair value option was elected were not material for each of the three and nine months ended September 2026 and September 2025. Such gains/(losses) are included in other principal transactions.
•Equity securities, at fair value includes investments in private equity, real estate and hedge funds that are measured at NAV.
•Equity securities, at fair value subject to contractual sale restrictions were not material as of both September 2026 and December 2025.
Debt Instruments, at Fair Value. Debt instruments, at fair value primarily includes mezzanine, senior and distressed debt.
The table below presents information about debt instruments, at fair value.

	As of
	September	December
$ in millions	2026	2025
Corporate debt securities	$6,136	$7,039
Securities backed by real estate	291	312
Money market instruments	2,126	2,333
Other	1,228	1,388
Total	$9,781	$11,072
In the table above:
•Substantially all of the money market instruments consists of time deposits.
•Other primarily includes investments in credit funds that are measured at NAV.

Goldman Sachs September 2026 Form 10-Q	42

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
Private equity funds primarily invest in a broad range of industries worldwide, including leveraged buyouts, recapitalizations, growth investments and distressed investments. Credit funds generally invest in loans and other fixed income instruments and are focused on providing private debt financing for leveraged and management buyout transactions, recapitalizations, financings, refinancings, acquisitions and restructurings for private equity firms, private family companies and corporate issuers. Real estate funds invest globally, primarily in real estate companies, loan portfolios, debt recapitalizations and property. Substantially all private equity and credit funds and the vast majority of real estate funds are closed-end funds in which the firm’s investments are generally not eligible for redemption. Distributions will be received from these funds as the underlying assets are liquidated or distributed, the timing of which is uncertain.
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
The table below presents the fair value of investments in funds at NAV and the related unfunded commitments.

$ in millions	Fair Value of Investments	Unfunded Commitments
As of September 2026
Private equity funds	$406	$208
Credit funds	891	325
Hedge funds	30	–
Real estate funds	338	134
Total	$1,665	$667

As of December 2025
Private equity funds	$331	$236
Credit funds	999	347
Hedge funds	36	–
Real estate funds	373	158
Total	$1,739	$741
Note 9.
Loans
Loans includes (i) loans held for investment that are accounted for at amortized cost net of allowance for loan losses or at fair value under the fair value option and (ii) loans held for sale that are accounted for at the lower of cost or fair value. Interest on loans is recognized over the life of the loan and is recorded on an accrual basis.
The table below presents information about loans.

$ in millions	Amortized Cost	Fair Value	Held For Sale	Total
As of September 2026
Loan Type
Corporate	$36,062	$743	$2,282	$39,087
Commercial real estate	41,255	418	455	42,128
Residential real estate	34,982	2,927	–	37,909
Securities-based	21,937	–	–	21,937
Other collateralized	110,453	458	1,662	112,573
Credit cards	–	–	19,904	19,904
Other	4,350	40	27	4,417
Total loans, gross	249,039	4,586	24,330	277,955
Allowance for loan losses	(2,310)	–	–	(2,310)
Total loans	$246,729	$4,586	$24,330	$275,645

As of December 2025
Loan Type
Corporate	$29,432	$326	$918	$30,676
Commercial real estate	36,261	420	728	37,409
Residential real estate	28,700	3,257	–	31,957
Securities-based	18,079	–	–	18,079
Other collateralized	97,519	855	625	98,999
Credit cards	–	–	19,742	19,742
Other	2,920	47	53	3,020
Total loans, gross	212,911	4,905	22,066	239,882
Allowance for loan losses	(2,148)	–	–	(2,148)
Total loans	$210,763	$4,905	$22,066	$237,734
In the table above:
•Loans held for investment that are accounted for at amortized cost include net deferred fees and costs, and unamortized premiums and discounts, which are amortized over the life of the loan. These amounts were less than 1% of loans accounted for at amortized cost as of both September 2026 and December 2025.
•Substantially all loans had floating interest rates as of both September 2026 and December 2025.
•During 2025, the firm transferred the Apple Card loan portfolio to held for sale.

43	Goldman Sachs September 2026 Form 10-Q

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

Goldman Sachs September 2026 Form 10-Q	44

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
The table below presents gross loans by an internally determined public rating agency equivalent or other credit metrics and the concentration of secured and unsecured loans.

$ in millions	Investment-Grade	Non-Investment- Grade	Other Metrics/Unrated	Total
As of September 2026
Accounting Method
Amortized cost	$187,524	$48,786	$12,729	$249,039
Fair value	991	588	3,007	4,586
Held for sale	2,063	2,342	19,925	24,330
Total	$190,578	$51,716	$35,661	$277,955
Loan Type
Corporate	$15,229	$23,840	$18	$39,087
Real estate:
Commercial	31,252	10,748	128	42,128
Residential	18,712	4,225	14,972	37,909
Securities-based	19,932	2,003	2	21,937
Other collateralized	101,758	10,204	611	112,573
Credit cards	–	–	19,904	19,904
Other	3,695	696	26	4,417
Total	$190,578	$51,716	$35,661	$277,955

Secured	92%	88%	44%	85%
Unsecured	8%	12%	56%	15%
Total	100%	100%	100%	100%
As of December 2025
Accounting Method
Amortized cost	$149,682	$47,675	$15,554	$212,911
Fair value	595	1,025	3,285	4,905
Held for sale	695	1,578	19,793	22,066
Total	$150,972	$50,278	$38,632	$239,882
Loan Type
Corporate	$9,243	$21,432	$1	$30,676
Real estate:
Commercial	25,529	11,763	117	37,409
Residential	16,190	2,262	13,505	31,957
Securities-based	13,130	343	4,606	18,079
Other collateralized	84,179	14,231	589	98,999
Credit cards	–	–	19,742	19,742
Other	2,701	247	72	3,020
Total	$150,972	$50,278	$38,632	$239,882

Secured	94%	90%	49%	86%
Unsecured	6%	10%	51%	14%
Total	100%	100%	100%	100%

In the table above:
•Substantially all residential real estate loans included in the other metrics/unrated category consists of loans extended to wealth management clients. As of both September 2026 and December 2025, substantially all such loans had a loan-to-value ratio of less than 80% and were performing in accordance with the contractual terms. Additionally, as of both September 2026 and December 2025, the vast majority of such loans had a FICO credit score of greater than 740.
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
The firm also assigns a regulatory risk rating to its loans based on the definitions provided by the U.S. federal bank regulatory agencies. Total loans included 97% of loans as of September 2026 and 95% of loans as of December 2025 that were rated pass/non-criticized.

45	Goldman Sachs September 2026 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Vintage. The tables below present gross loans accounted for at amortized cost by an internally determined public rating agency equivalent or other credit metrics and origination year for term loans.

	As of September 2026
$ in millions	Investment- Grade	Non-Investment- Grade	Other Metrics/ Unrated	Total
2026	$3,048	$2,757	$–	$5,805
2025	2,662	2,449	–	5,111
2024	651	1,360	–	2,011
2023	773	557	–	1,330
2022	246	686	–	932
2021 or earlier	572	2,651	–	3,223
Revolving	6,168	11,482	–	17,650
Corporate	14,120	21,942	–	36,062
2026	4,801	2,397	104	7,302
2025	4,616	1,425	–	6,041
2024	3,196	743	1	3,940
2023	696	419	9	1,124
2022	744	737	1	1,482
2021 or earlier	1,345	2,016	10	3,371
Revolving	15,368	2,386	–	17,754
Revolving converted to term	175	66	–	241
Commercial real estate	30,941	10,189	125	41,255
2026	2,561	1,290	2,556	6,407
2025	1,398	140	2,792	4,330
2024	40	45	1,198	1,283
2023	16	–	957	973
2022	85	41	2,215	2,341
2021 or earlier	9	66	2,444	2,519
Revolving	14,487	2,642	–	17,129
Residential real estate	18,596	4,224	12,162	34,982
2026	17	1,012	–	1,029
2025	5	565	–	570
2024	951	26	–	977
2023	8	–	–	8
2022	5	–	–	5
Revolving	18,946	400	2	19,348
Securities-based	19,932	2,003	2	21,937
2026	9,607	2,305	49	11,961
2025	10,716	2,691	113	13,520
2024	3,484	892	61	4,437
2023	1,821	195	75	2,091
2022	400	95	16	511
2021 or earlier	719	333	81	1,133
Revolving	73,204	3,235	45	76,484
Revolving converted to term	316	–	–	316
Other collateralized	100,267	9,746	440	110,453
2026	1,144	198	–	1,342
2025	412	136	–	548
2024	45	32	–	77
2023	77	–	–	77
2022	12	2	–	14
2021 or earlier	31	3	–	34
Revolving	1,947	311	–	2,258
Other	3,668	682	–	4,350
Total	$187,524	$48,786	$12,729	$249,039
Percentage of total	75%	20%	5%	100%

	As of December 2025
$ in millions	Investment- Grade	Non-Investment- Grade	Other Metrics/ Unrated	Total
2025	$2,153	$3,840	$–	$5,993
2024	623	1,645	–	2,268
2023	705	723	–	1,428
2022	680	838	–	1,518
2021	75	1,756	–	1,831
2020 or earlier	477	1,529	–	2,006
Revolving	4,419	9,881	1	14,301
Revolving converted to term	–	87	–	87
Corporate	9,132	20,299	1	29,432
2025	3,452	2,866	88	6,406
2024	3,653	1,058	–	4,711
2023	993	545	28	1,566
2022	858	1,225	1	2,084
2021	390	1,730	–	2,120
2020 or earlier	851	1,272	–	2,123
Revolving	14,440	2,523	–	16,963
Revolving converted to term	185	103	–	288
Commercial real estate	24,822	11,322	117	36,261
2025	1,242	274	2,692	4,208
2024	89	38	1,434	1,561
2023	90	–	1,155	1,245
2022	86	41	2,367	2,494
2021	15	74	2,453	2,542
2020 or earlier	–	19	307	326
Revolving	14,624	1,700	–	16,324
Residential real estate	16,146	2,146	10,408	28,700
2025	5	–	–	5
2024	1,750	38	–	1,788
2023	38	–	–	38
2022	5	–	–	5
Revolving	11,332	305	4,606	16,243
Securities-based	13,130	343	4,606	18,079
2025	10,064	4,475	135	14,674
2024	4,158	1,881	78	6,117
2023	2,355	735	93	3,183
2022	614	178	24	816
2021	725	233	48	1,006
2020 or earlier	590	63	44	697
Revolving	64,769	5,754	–	70,523
Revolving converted to term	503	–	–	503
Other collateralized	83,778	13,319	422	97,519
2025	618	56	–	674
2024	251	72	–	323
2023	81	11	–	92
2022	22	1	–	23
2021	22	–	–	22
2020 or earlier	–	3	–	3
Revolving	1,680	103	–	1,783
Other	2,674	246	–	2,920
Total	$149,682	$47,675	$15,554	$212,911
Percentage of total	70%	23%	7%	100%

Goldman Sachs September 2026 Form 10-Q	46

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Credit Concentrations. The table below presents the concentration of gross loans by region.

$ in millions	Carrying Value	Americas	EMEA	Asia	Total
As of September 2026
Corporate	$39,087	62%	28%	10%	100%
Commercial real estate	42,128	79%	16%	5%	100%
Residential real estate	37,909	90%	8%	2%	100%
Securities-based	21,937	81%	19%	–	100%
Other collateralized	112,573	77%	21%	2%	100%
Credit cards	19,904	100%	–	–	100%
Other	4,417	97%	3%	–	100%
Total	$277,955	79%	18%	3%	100%
As of December 2025
Corporate	$30,676	66%	25%	9%	100%
Commercial real estate	37,409	76%	20%	4%	100%
Residential real estate	31,957	92%	7%	1%	100%
Securities-based	18,079	78%	22%	–	100%
Other collateralized	98,999	80%	18%	2%	100%
Credit cards	19,742	100%	–	–	100%
Other	3,020	97%	3%	–	100%
Total	$239,882	81%	16%	3%	100%
In the table above:
•EMEA represents Europe, Middle East and Africa.
•The top five industry concentrations for corporate loans as of September 2026 were 27% for technology, media & telecommunications, 22% for diversified industrials, 17% for real estate, 8% for financial institutions and 8% for consumer & retail.
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
The table below presents information about past due loans accounted for at amortized cost.

$ in millions	30-89 days	90 days or more	Total
As of September 2026
Corporate	$47	$157	$204
Commercial real estate	150	660	810
Residential real estate	10	15	25
Securities-based	12	–	12
Other collateralized	96	64	160
Other	–	6	6
Total	$315	$902	$1,217
Total divided by gross loans at amortized cost			0.5%

As of December 2025
Corporate	$–	$32	$32
Commercial real estate	336	281	617
Residential real estate	3	19	22
Securities-based	2	–	2
Other collateralized	57	6	63
Other	–	34	34
Total	$398	$372	$770
Total divided by gross loans at amortized cost			0.4%

47	Goldman Sachs September 2026 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
The table below presents information about nonaccrual loans accounted for at amortized cost.

	As of
	September	December
$ in millions	2026	2025
Corporate	$1,737	$2,065
Commercial real estate	1,358	1,079
Residential real estate	59	85
Other collateralized	266	121
Other	27	37
Total	$3,447	$3,387
Total divided by gross loans at amortized cost	1.4%	1.6%
In the table above:
•Nonaccrual loans included $1.03 billion as of September 2026 and $756 million as of December 2025 of loans that were 30 days or more past due.
•Loans that were 90 days or more past due and still accruing were not material as of both September 2026 and December 2025.
•Allowance for loan losses as a percentage of total nonaccrual loans was 67.0% as of September 2026 and 63.4% as of December 2025.
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
The table below presents the carrying value of loans accounted for at amortized cost, as of both September 2026 and September 2025, that were modified during each of the three and nine months ended September 2026 and September 2025.

	Three Months Ended September		Nine Months Ended September
$ in millions	2026	2025	2026	2025
Modified loans	$369	$366	$579	$788

In the table above:
•Loan modifications during each of the three and nine months ended September 2026 and September 2025 were primarily in the form of term and/or payment extensions. The impact of these modifications for each of the three and nine months ended September 2026 and September 2025 was not material.
•As of September 2026, substantially all of the modified loans were related to corporate, other collateralized and commercial real estate loans. Such modified loans represented less than 1% for each of corporate loans (at amortized cost), other collateralized loans (at amortized cost) and commercial real estate loans (at amortized cost).
•As of September 2025, substantially all of the modified loans were related to corporate, commercial real estate and credit card loans. Such modified loans represented less than 2% of corporate loans (at amortized cost), and approximately 1% of both commercial real estate loans (at amortized cost) and credit card loans (at amortized cost).
•Lending commitments related to modified loans were $109 million as of September 2026 and $168 million as of September 2025.
•During each of the three and nine months ended September 2026 and September 2025, loans that defaulted after being modified were not material. Substantially all of the modified loans were performing in accordance with the modified contractual terms as of both September 2026 and September 2025.
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

Goldman Sachs September 2026 Form 10-Q	48

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
The table below presents gross loans and lending commitments accounted for at amortized cost, all of which are included in the wholesale portfolio.

	As of
	September 2026		December 2025
$ in millions	Loans	Lending Commitments	Loans	Lending Commitments
Corporate	$36,062	$202,646	$29,432	$179,236
Commercial real estate	41,255	8,342	36,261	7,109
Residential real estate	34,982	3,821	28,700	3,017
Securities-based	21,937	962	18,079	784
Other collateralized	110,453	59,554	97,519	47,741
Other	4,350	1,046	2,920	1,085
Total	$249,039	$276,371	$212,911	$238,972
In the table above, loans included $3.45 billion as of September 2026 and $3.39 billion as of December 2025 of nonaccrual loans for which the allowance for credit losses was measured on an asset-specific basis. The allowance for credit losses on these loans was $1.05 billion as of September 2026 and $975 million as of December 2025. These loans included $646 million as of September 2026 and $656 million as of December 2025 of loans which did not require a reserve as the loan was deemed to be recoverable.
See Note 18 for further information about lending commitments.

49	Goldman Sachs September 2026 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Allowance for Credit Losses Rollforward
The table below presents information about the allowance for credit losses.

$ in millions	Wholesale	Consumer	Total
Three Months Ended September 2026
Allowance for loan losses
Beginning balance	$2,188	$–	$2,188
Charge-offs	(154)	–	(154)
Recoveries	–	–	–
Net (charge-offs)/recoveries	(154)	–	(154)
Provision	338	–	338
Other	(62)	–	(62)
Ending balance	$2,310	$–	$2,310

Allowance ratio	0.9%	–	0.9%
Net charge-off ratio	0.3%	–	0.3%
Allowance for losses on lending commitments
Beginning balance	$771	$–	$771
Provision	32	–	32
Other	(2)	–	(2)
Ending balance	$801	$–	$801

Three Months Ended September 2025
Allowance for loan losses
Beginning balance	$2,070	$2,467	$4,537
Charge-offs	(50)	(320)	(370)
Recoveries	21	45	66
Net (charge-offs)/recoveries	(29)	(275)	(304)
Provision	7	286	293
Other	(18)	–	(18)
Ending balance	$2,030	$2,478	$4,508

Allowance ratio	1.0%	12.4%	2.1%
Net charge-off ratio	0.1%	5.6%	0.6%
Allowance for losses on lending commitments
Beginning balance	$749	$–	$749
Provision	49	–	49
Other	2	–	2
Ending balance	$800	$–	$800

Nine Months Ended September 2026
Allowance for loan losses
Beginning balance	$2,148	$–	$2,148
Charge-offs	(362)	–	(362)
Recoveries	14	–	14
Net (charge-offs)/recoveries	(348)	–	(348)
Provision	715	–	715
Other	(205)	–	(205)
Ending balance	$2,310	$–	$2,310

Allowance ratio	0.9%	–	0.9%
Net charge-off ratio	0.2%	–	0.2%
Allowance for losses on lending commitments
Beginning balance	$731	$–	$731
Provision	73	–	73
Other	(3)	–	(3)
Ending balance	$801	$–	$801

Nine Months Ended September 2025
Allowance for loan losses
Beginning balance	$2,099	$2,567	$4,666
Charge-offs	(116)	(1,006)	(1,122)
Recoveries	31	121	152
Net (charge-offs)/recoveries	(85)	(885)	(970)
Provision	108	796	904
Other	(92)	–	(92)
Ending balance	$2,030	$2,478	$4,508

Allowance ratio	1.0%	12.4%	2.1%
Net charge-off ratio	0.1%	6.1%	0.6%
Allowance for losses on lending commitments
Beginning balance	$674	$–	$674
Provision	121	–	121
Other	5	–	5
Ending balance	$800	$–	$800

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
•Other (within allowance for loan losses) primarily represented the reduction to the allowance related to loans transferred to held for sale.
•The allowance ratio is calculated by dividing the allowance for loan losses by gross loans accounted for at amortized cost.
•The net charge-off ratio is calculated by dividing annualized net (charge-offs)/recoveries by average gross loans accounted for at amortized cost.

Goldman Sachs September 2026 Form 10-Q	50

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Forecast Model Inputs as of September 2026
When modeling expected credit losses, the firm employs a weighted, multi-scenario forecast, which includes baseline, favorable and adverse economic scenarios. As of September 2026, this multi-scenario forecast was weighted towards the baseline and adverse economic scenarios.
The table below presents the forecasted U.S. unemployment and U.S. GDP growth rates used in the baseline economic scenario of the forecast model.

As of September 2026
U.S. unemployment rate
Forecast for the quarter ended:
December 2026	4.4%
June 2027	4.5%
December 2027	4.4%

U.S. GDP rate
Forecast for the year:
2026	2.0%
2027	1.8%
2028	1.9%
In the table above:
•U.S. unemployment rate represents the rate forecasted as of the respective quarter-end.
•U.S. GDP rate represents the year-over-year growth rate forecasted for the respective years.
The adverse economic scenario of the forecast model reflects a global recession, resulting in an economic contraction and rising unemployment rates. In this scenario, the U.S. unemployment rate peaks at 7.4% (during the fourth quarter of 2027) and the maximum decline in quarterly U.S. GDP relative to the third quarter of 2026 is 2.7% (which occurs during the third quarter of 2027).
In the multi-scenario forecast, the weighted average peak U.S. unemployment rate is 5.4% (during the fourth quarter of 2027) and the largest difference in quarterly U.S. GDP between the baseline scenario and the weighted average is 1.8% (which occurs during the first quarter of 2028).
While the U.S. unemployment and U.S. GDP growth rates are significant inputs to the forecast model, the model contemplates a variety of other inputs across a range of scenarios to provide a forecast of future economic conditions. Given the complex nature of the forecasting process, no single economic variable can be viewed in isolation and independently of other inputs.

Allowance for Credit Losses Commentary
Three Months Ended September 2026. The allowance for credit losses increased by $152 million during the three months ended September 2026, reflecting portfolio growth and asset-specific provisions, partially offset by charge-offs.
Charge-offs for the three months ended September 2026 for wholesale loans (principally related to term loans originated in 2024 and 2020) were substantially all related to other collateralized and corporate loans.
Nine Months Ended September 2026. The allowance for credit losses increased by $232 million during the nine months ended September 2026, reflecting portfolio growth and asset-specific provisions, partially offset by charge-offs and transfer of loans to held for sale.
Charge-offs for the nine months ended September 2026 for wholesale loans (principally related to term loans originated in 2021 and 2024) were primarily related to commercial real estate loans.
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

	Carrying Value	Estimated Fair Value
$ in millions		Level 2	Level 3	Total
As of September 2026
Amortized cost	$246,729	$130,942	$115,957	$246,899
Held for sale	$24,330	$23,099	$1,577	$24,676
As of December 2025
Amortized cost	$210,763	$113,861	$97,210	$211,071
Held for sale	$22,066	$21,383	$694	$22,077
See Note 4 for an overview of the firm’s fair value measurement policies, valuation techniques and significant inputs used to determine the fair value of loans, and Note 5 for information about loans within the fair value hierarchy.

51	Goldman Sachs September 2026 Form 10-Q

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

	Three Months Ended September		Nine Months Ended September
$ in millions	2026	2025	2026	2025
Unsecured short-term borrowings	$(715)	$(2,027)	$(1,518)	$(3,839)
Unsecured long-term borrowings	4,210	(2,476)	1,337	(6,412)
Other	529	(284)	850	(765)
Total	$4,024	$(4,787)	$669	$(11,016)
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
•Gains/(losses) included in other were substantially all related to resale and repurchase agreements, deposits and other secured financings.
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

Goldman Sachs September 2026 Form 10-Q	52

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
Long-Term Debt Instruments
The difference between the aggregate contractual principal amount and the related fair value of long-term other secured financings for which the fair value option was elected was not material as of both September 2026 and December 2025.
The aggregate contractual principal amount of unsecured long-term borrowings for which the fair value option was elected exceeded the related fair value by $7.80 billion as of September 2026 and $2.86 billion as of December 2025.
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

	Three Months Ended September		Nine Months Ended September
$ in millions	2026	2025	2026	2025
Pre-tax DVA	$936	$(962)	$1,421	$(864)
After-tax DVA	$659	$(711)	$1,001	$(641)
In the table above:
•After-tax DVA is included in debt valuation adjustment in the consolidated statements of comprehensive income.
•The gains/(losses) reclassified to market making in the consolidated statements of earnings from accumulated other comprehensive income/(loss) upon extinguishment of such financial liabilities were not material for each of the three and nine months ended September 2026 and September 2025.
Loans and Lending Commitments
The table below presents the difference between the aggregate fair value and the aggregate contractual principal amount for loans (included in trading assets and loans in the consolidated balance sheets) for which the fair value option was elected.

	As of
	September	December
$ in millions	2026	2025
Performing loans
Aggregate contractual principal in excess of fair value	$2,088	$704

Loans on nonaccrual status and/or more than 90 days past due
Aggregate contractual principal in excess of fair value	$1,980	$1,359
Aggregate fair value	$1,705	$1,939
In the table above, the aggregate contractual principal amount of loans on nonaccrual status and/or more than 90 days past due (which excludes loans carried at zero fair value and considered uncollectible) exceeds the related fair value primarily because the firm regularly purchases loans, such as distressed loans, at values significantly below the contractual principal amounts.
The total contractual amount of unfunded lending commitments for which the fair value option was elected was $2.27 billion as of September 2026 and $944 million as of December 2025, and the related fair value of these lending commitments was not material as of both September 2026 and December 2025. See Note 18 for further information about lending commitments.
Impact of Credit Spreads on Loans and Lending Commitments
The estimated net loss attributable to changes in instrument-specific credit spreads on loans and lending commitments for which the fair value option was elected was not material for each of the three and nine months ended September 2026 and September 2025. The firm generally calculates the fair value of loans and lending commitments for which the fair value option is elected by discounting future cash flows at a rate which incorporates the instrument-specific credit spreads. For floating-rate loans and lending commitments, substantially all changes in fair value are attributable to changes in instrument-specific credit spreads, whereas for fixed-rate loans and lending commitments, changes in fair value are also attributable to changes in interest rates.

53	Goldman Sachs September 2026 Form 10-Q

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
Even though resale and repurchase agreements (including “reverses- and repos-to-maturity”) involve the legal transfer of ownership of financial instruments, they are accounted for as financing arrangements because they require the financial instruments to be repurchased or resold before or at the maturity of the agreement. The financial instruments purchased or sold in resale and repurchase agreements typically include U.S. government and agency obligations, and investment-grade sovereign obligations.
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

Resale and repurchase agreements are recorded at fair value under the fair value option. See Notes 4, 5 and 10 for further information about resale and repurchase agreements.
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
Substantially all of the securities borrowed and loaned within Equities financing are recorded based on the amount of cash collateral advanced or received plus accrued interest. The firm also reviews such securities borrowed to determine if an allowance for credit losses should be recorded by taking into consideration the fair value of collateral received. As these agreements generally can be terminated on demand, they exhibit little, if any, sensitivity to changes in interest rates. Therefore, the carrying value of such agreements approximates fair value. As these agreements are not accounted for at fair value, they are not included in the firm’s fair value hierarchy in Notes 4 and 5. Had these agreements been included in the firm’s fair value hierarchy, they would have been classified in level 2 as of both September 2026 and December 2025.

Goldman Sachs September 2026 Form 10-Q	54

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Offsetting Arrangements
The table below presents resale and repurchase agreements and securities borrowed and loaned transactions included in the consolidated balance sheets, as well as the amounts not offset in the consolidated balance sheets.

	Assets		Liabilities
$ in millions	Resale agreements	Securities borrowed	Repurchase agreements	Securities loaned
As of September 2026
Included in the consolidated balance sheets
Gross carrying value	$371,680	$252,049	$556,884	$69,992
Counterparty netting	(250,928)	(13,773)	(250,928)	(13,773)
Total	120,752	238,276	305,956	56,219

Amounts not offset	(115,647)	(230,150)	(302,180)	(55,119)
Total	$5,105	$8,126	$3,776	$1,100
As of December 2025
Included in the consolidated balance sheets
Gross carrying value	$404,771	$226,145	$502,148	$71,581
Counterparty netting	(278,764)	(17,937)	(278,764)	(17,937)
Total	126,007	208,208	223,384	53,644

Amounts not offset	(119,721)	(200,301)	(219,533)	(53,434)
Total	$6,286	$7,907	$3,851	$210
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
•All resale and all repurchase agreements included in the consolidated balance sheets are carried at fair value under the fair value option. See Notes 4, 5 and 10 for further information about resale and repurchase agreements accounted for at fair value.
•Securities borrowed included in the consolidated balance sheets of $60.40 billion as of September 2026 and $51.58 billion as of December 2025, and securities loaned included in the consolidated balance sheets of $13.82 billion as of September 2026 and $12.00 billion as of December 2025 were at fair value under the fair value option. See Notes 4, 5 and 10 for further information about securities borrowed and securities loaned accounted for at fair value.

Gross Carrying Value of Repurchase Agreements and Securities Loaned
The table below presents the gross carrying value of repurchase agreements and securities loaned by class of collateral pledged.

$ in millions	Repurchase agreements	Securities loaned
As of September 2026
Money market instruments	$1,451	$–
U.S. government and agency obligations	283,659	167
Non-U.S. government and agency obligations	204,703	958
Securities backed by commercial real estate	316	–
Securities backed by residential real estate	1,998	–
Corporate debt securities	21,177	297
State and municipal obligations	1,108	1
Other debt obligations	172	–
Equity securities	42,300	68,569
Total	$556,884	$69,992
As of December 2025
Money market instruments	$395	$–
U.S. government and agency obligations	319,406	–
Non-U.S. government and agency obligations	141,625	1,416
Securities backed by commercial real estate	247	–
Securities backed by residential real estate	2,219	–
Corporate debt securities	13,281	186
State and municipal obligations	370	–
Other debt obligations	89	–
Equity securities	24,516	69,979
Total	$502,148	$71,581
The table below presents the gross carrying value of repurchase agreements and securities loaned by maturity.

	As of September 2026
$ in millions	Repurchase agreements	Securities loaned
No stated maturity and overnight	$281,741	$38,776
2 - 30 days	121,855	1,170
31 - 90 days	55,492	2,515
91 days - 1 year	56,372	16,196
Greater than 1 year	41,424	11,335
Total	$556,884	$69,992
In the table above:
•Repurchase agreements and securities loaned that are repayable prior to maturity at the option of the firm are reflected at their contractual maturity dates.
•Repurchase agreements and securities loaned that are redeemable prior to maturity at the option of the holder are reflected at the earliest dates such options become exercisable.

55	Goldman Sachs September 2026 Form 10-Q

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
Other secured financings included nonrecourse arrangements. Nonrecourse other secured financings were $3.74 billion as of September 2026 and $3.65 billion as of December 2025.
The firm has elected to apply the fair value option to substantially all other secured financings because the use of fair value eliminates non-economic volatility in earnings that would arise from using different measurement attributes. See Notes 4, 5 and 10 for further information about other secured financings that are accounted for at fair value.
Other secured financings that are not recorded at fair value are recorded based on the amount of cash received plus accrued interest, which generally approximates fair value. As these financings are not accounted for at fair value, they are not included in the firm’s fair value hierarchy in Notes 4 and 5. Had these financings been included in the firm’s fair value hierarchy, they would have been primarily classified in level 3 as of both September 2026 and December 2025.
The table below presents information about other secured financings.

$ in millions	U.S. Dollar	Non-U.S. Dollar	Total
As of September 2026
Other secured financings:
Short-term	$14,265	$7,465	$21,730
Long-term	3,707	7,918	11,625
Total other secured financings	$17,972	$15,383	$33,355

Other secured financings collateralized by:
Financial instruments	$17,012	$14,255	$31,267
Other assets	$960	$1,128	$2,088
As of December 2025
Other secured financings:
Short-term	$12,152	$5,157	$17,309
Long-term	2,618	8,094	10,712
Total other secured financings	$14,770	$13,251	$28,021

Other secured financings collateralized by:
Financial instruments	$14,461	$11,081	$25,542
Other assets	$309	$2,170	$2,479

In the table above:
•Short-term other secured financings includes financings due to mature within one year of the financial statement date and financings that are redeemable within one year of the financial statement date at the option of the holder.
•Other secured financings included $3.51 billion as of September 2026 and $5.53 billion as of December 2025 of outstanding borrowings from the Federal Home Loan Bank.
•Other secured financings included $33.11 billion as of September 2026 and $27.83 billion as of December 2025 of financings accounted for at fair value under the fair value option.
•Other secured financings included $2.74 billion as of September 2026 and $2.75 billion as of December 2025 related to transfers of financial assets accounted for as financings rather than sales. Such financings were collateralized by financial assets, primarily included in trading assets, of $2.91 billion as of September 2026 and $2.83 billion as of December 2025.
•Other secured financings collateralized by financial instruments included $23.63 billion as of September 2026 and $22.33 billion as of December 2025 of other secured financings collateralized by trading assets, investments and loans, and included $7.64 billion as of September 2026 and $3.21 billion as of December 2025 of other secured financings collateralized by financial instruments received as collateral and repledged.
•U.S. dollar-denominated long-term other secured financings had a weighted average interest rate of 6.26% as of September 2026 and 6.32% as of December 2025. These rates include the effect of hedging activities and exclude other secured financings held at fair value under the fair value option.
•Non-U.S. dollar-denominated short-term other secured financings had a weighted average interest rate of 7.51% as of September 2026. This rate includes the effect of hedging activities and excludes other secured financings held at fair value under the fair value option.
•Non-U.S. dollar-denominated long-term other secured financings had a weighted average interest rate of 7.60% as of September 2026 and 7.44% as of December 2025. These rates include the effect of hedging activities and exclude other secured financings held at fair value under the fair value option.
•All U.S. dollar-denominated short-term other secured financings were held at fair value under the fair value option as of both September 2026 and December 2025. All non-U.S. dollar-denominated short-term other secured financings were held at fair value under the fair value option as of December 2025.

Goldman Sachs September 2026 Form 10-Q	56

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
The table below presents other secured financings by maturity.

As of
$ in millions	September 2026
Other secured financings (short-term)	$21,730
Other secured financings (long-term):
2027	4,476
2028	4,351
2029	1,447
2030	327
2031	101
2032 - thereafter	923
Total other secured financings (long-term)	11,625
Total other secured financings	$33,355
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

	As of
	September	December
$ in millions	2026	2025
Collateral available to be delivered or repledged	$1,416,898	$1,312,079
Collateral that was delivered or repledged	$1,249,352	$1,119,825
The table below presents information about assets pledged.

	As of
	September	December
$ in millions	2026	2025
Pledged to counterparties with the right to deliver or repledge
Trading assets	$204,612	$158,641

Pledged to counterparties without the right to deliver or repledge
Trading assets	$231,628	$193,326
Investments	$32,234	$22,394
Loans	$13,990	$12,939
Other assets	$2,322	$664
The firm also segregates securities for regulatory and other purposes related to client activity. Such securities are segregated from trading assets and investments, as well as from securities received as collateral under resale agreements and securities borrowed transactions. Securities segregated by the firm were $44.99 billion as of September 2026 and $41.45 billion as of December 2025.
Note 12.
Other Assets
The table below presents other assets by type.

	As of
	September	December
$ in millions	2026	2025
Property, leasehold improvements and equipment	$7,076	$7,474
Goodwill	7,338	5,949
Identifiable intangible assets	1,886	842
Operating lease right-of-use assets	1,904	2,050
Income tax-related assets	11,964	11,332
Miscellaneous receivables and other	9,055	8,565
Total	$39,223	$36,212

57	Goldman Sachs September 2026 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
During the first quarter of 2026, the firm completed the acquisition of Industry Ventures, a leading venture capital platform. The transaction consideration consisted of cash of approximately $360 million, equity with a fair value of approximately $315 million and contingent consideration, with a fair value of approximately $140 million as of the closing date (which is subject to Industry Ventures’ achievement of future performance targets through 2030), of up to approximately $105 million of cash and up to approximately 250,000 of exchangeable instruments convertible into the firm’s common shares (a portion of which will be cash settled). The acquisition was accounted for under the acquisition method of accounting for business combinations. The fair value of consideration has been preliminarily allocated to goodwill of approximately $655 million (all of which is expected to be deductible for tax purposes), identifiable intangible assets of approximately $130 million and tangible assets of approximately $30 million. This acquisition did not have a material impact on the firm’s results of operations for both the three and nine months ended September 2026.
During the second quarter of 2026, the firm completed the acquisition of Innovator Capital Management, LLC (Innovator), a leading active exchange-traded fund sponsor. The transaction consideration consisted of cash of approximately $1.50 billion, equity with a fair value of approximately $400 million and contingent consideration, with a fair value of approximately $10 million as of the closing date (which is subject to Innovator’s achievement of future performance targets through 2030), of up to approximately 63,000 of the firm’s common shares. The acquisition was accounted for under the acquisition method of accounting for business combinations. The fair value of consideration has been preliminarily allocated to identifiable intangible assets of approximately $1.07 billion, goodwill of approximately $770 million (all of which is expected to be deductible for tax purposes) and tangible assets of approximately $70 million. This acquisition did not have a material impact on the firm’s results of operations for both the three and nine months ended September 2026.
See below for further information about goodwill and identifiable intangible assets related to these acquisitions.
In August 2026, the firm entered into an agreement to acquire NEOS Investments (NEOS), a specialized provider of systematic options-based income exchange-traded funds. The aggregate transaction amount for this acquisition consists of up to approximately $2.25 billion in cash and equity, including approximately $250 million of contingent consideration (which is subject to achievement of future performance targets through the third quarter of 2033). The acquisition is expected to close in the fourth quarter of 2026, subject to customary closing conditions.
In August 2026, the firm also entered into an agreement to acquire LCN Capital Partners (LCN), a leading investment manager specializing in the sale-leaseback, build-to-suit, and triple net lease sectors of the real estate market. The aggregate transaction amount for this acquisition consists of up to approximately $410 million in cash and equity, including approximately $150 million of contingent consideration (which is subject to achievement of future performance targets through the first quarter of 2034). The acquisition is expected to close by the end of the first quarter of 2027, subject to customary closing conditions.
Property, Leasehold Improvements and Equipment
Property, leasehold improvements and equipment is net of accumulated depreciation and amortization of $16.25 billion as of September 2026 and $15.17 billion as of December 2025. Property, leasehold improvements and equipment included $6.64 billion as of September 2026 and $6.55 billion as of December 2025 that the firm uses in connection with its operations. Substantially all of the remainder is held by investment entities, including VIEs, consolidated by the firm. Substantially all property and equipment is depreciated on a straight-line basis over the useful life of the asset. Leasehold improvements are amortized on a straight-line basis over the shorter of the useful life of the improvement or the term of the lease. Capitalized costs of software developed or obtained for internal use are amortized on a straight-line basis over three years.
The firm tests property, leasehold improvements and equipment for impairment when events or changes in circumstances suggest that an asset’s or asset group’s carrying value may not be fully recoverable. To the extent the carrying value of an asset or asset group exceeds the projected undiscounted cash flows expected to result from the use and eventual disposal of the asset or asset group, the firm determines the asset or asset group is impaired and records an impairment equal to the difference between the estimated fair value and the carrying value of the asset or asset group. In addition, the firm will recognize an impairment prior to the sale of an asset or asset group if the carrying value of the asset or asset group exceeds its estimated fair value. Any impairments recognized are included in depreciation and amortization. There were no material impairments during each of the three and nine months ended September 2026 and the three months ended September 2025, and there were $164 million of impairments during the nine months ended September 2025, substantially all of which related to commercial real estate included in CIEs within Asset & Wealth Management.

Goldman Sachs September 2026 Form 10-Q	58

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Goodwill
Goodwill is the cost of acquired companies in excess of the fair value of net assets, including identifiable intangible assets, at the acquisition date.
The table below presents the carrying value of goodwill by reporting unit.

	As of
	September	December
$ in millions	2026	2025
Global Banking & Markets:
Investment banking	$267	$267
FICC	269	269
Equities	2,647	2,647
Asset & Wealth Management:
Asset management	2,846	1,457
Wealth management	1,309	1,309
Total	$7,338	$5,949
The increase in the carrying value of goodwill within Asset & Wealth Management from December 2025 to September 2026 reflected the acquisitions of Industry Ventures and Innovator in the first half of 2026.
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
There were no events or changes in circumstances during either the three or nine months ended September 2026 that would indicate that it was more likely than not that the estimated fair value of each of the reporting units with goodwill did not exceed its respective carrying value as of September 2026.

Identifiable Intangible Assets
The table below presents information about identifiable intangible assets.

	As of
	September	December
$ in millions	2026	2025
Gross carrying value	$3,444	$2,320
Accumulated amortization	(1,558)	(1,478)
Net carrying value	$1,886	$842
In the table above:
•During the nine months ended September 2026, the firm acquired approximately $1.20 billion of identifiable intangible assets in connection with the acquisitions of Industry Ventures and Innovator (with a weighted average amortization period of 17 years), substantially all of which consisted of customer lists. During 2025, the amount of identifiable intangible assets acquired by the firm was not material.
•Substantially all of the firm’s identifiable intangible assets consist of customer lists, have finite useful lives and are amortized over their estimated useful lives generally using the straight-line method.
The tables below present information about the amortization of identifiable intangible assets.

	Three Months Ended September		Nine Months Ended September
$ in millions	2026	2025	2026	2025
Amortization	$40	$20	$103	$63

As of
$ in millions	September 2026
Estimated future amortization
Remainder of 2026	$40
2027	$159
2028	$158
2029	$148
2030	$146
2031	$145
The firm tests identifiable intangible assets for impairment when events or changes in circumstances suggest that an asset’s or asset group’s carrying value may not be fully recoverable. To the extent the carrying value of an asset or asset group exceeds the projected undiscounted cash flows expected to result from the use and eventual disposal of the asset or asset group, the firm determines the asset or asset group is impaired and records an impairment equal to the difference between the estimated fair value and the carrying value of the asset or asset group. In addition, the firm will recognize an impairment prior to the sale of an asset or asset group if the carrying value of the asset or asset group exceeds its estimated fair value. There were no material impairments during each of the three and nine months ended September 2026 and September 2025.

59	Goldman Sachs September 2026 Form 10-Q

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
An operating lease right-of-use asset is initially determined based on the operating lease liability, adjusted for initial direct costs, lease incentives and amounts paid at or prior to lease commencement. This amount is then amortized over the lease term. Right-of-use assets and operating lease liabilities recognized (in non-cash transactions for leases entered into or assumed) by the firm were not material for either the three or nine months ended September 2026, $113 million for the three months ended September 2025, and $236 million for the nine months ended September 2025. See Note 15 for information about operating lease liabilities.
For leases where the firm will derive no economic benefit from leased space that it has vacated or where the firm has shortened the term of a lease when space is no longer needed, the firm will record an impairment or accelerated amortization of right-of-use assets. There were no material impairments or accelerated amortizations during each of the three and nine months ended September 2026 and September 2025.
Miscellaneous Receivables and Other
Miscellaneous receivables and other included:
•Investments in qualified affordable housing and renewable energy projects of $4.14 billion as of September 2026 and $4.12 billion as of December 2025. The firm receives tax credits for such investments. See Note 17 for further information about these investments.
•Assets classified as held for sale of $118 million as of September 2026 and $124 million as of December 2025, primarily related to certain of the firm’s consolidated investments within Asset & Wealth Management. Substantially all of these assets consisted of property and equipment and were included in miscellaneous receivables and other within other assets. See Note 9 for further information about the Apple Card loan portfolio that was classified as held for sale.

Note 13.
Deposits
The table below presents information about deposits.

	As of
	September	December
$ in millions	2026	2025
U.S. offices	$441,574	$389,929
Non-U.S. offices	126,301	111,493
Total	$567,875	$501,422
In the table above:
•Deposits include savings, demand and time deposits.
•All U.S. deposits were held at Goldman Sachs Bank USA (GS Bank USA). Substantially all non-U.S. deposits were held at Goldman Sachs International Bank (GSIB) and Goldman Sachs Bank Europe SE (GSBE).
•Substantially all deposits are interest-bearing.
The table below presents maturities of time deposits held in U.S. and non-U.S. offices.

	As of September 2026
$ in millions	U.S.	Non-U.S.	Total
Remainder of 2026	$32,042	$23,458	$55,500
2027	98,271	35,486	133,757
2028	12,351	1,086	13,437
2029	4,843	191	5,034
2030	3,442	74	3,516
2031	1,811	9	1,820
2032 - thereafter	1,683	67	1,750
Total	$154,443	$60,371	$214,814
In the table above:
•The aggregate amount of time deposits in denominations that met or exceeded the applicable insurance limits, or were otherwise not covered by insurance, was $47.06 billion in U.S. deposits and $55.53 billion in non-U.S. deposits.
•Time deposits included $89.16 billion as of September 2026 and $76.57 billion as of December 2025 of deposits accounted for at fair value under the fair value option. See Notes 4, 5 and 10 for further information about deposits accounted for at fair value.
The firm’s savings and demand deposits are recorded based on the amount of cash received plus accrued interest, which approximates fair value. In addition, the firm designates certain derivatives as fair value hedges to convert a portion of its time deposits not accounted for at fair value from fixed-rate obligations into floating-rate obligations. The carrying value of time deposits not accounted for at fair value approximated fair value as of both September 2026 and December 2025. As these savings and demand deposits and time deposits are not accounted for at fair value, they are not included in the firm’s fair value hierarchy in Notes 4 and 5. Had these deposits been included in the firm’s fair value hierarchy, they would have been classified in level 2 as of both September 2026 and December 2025.

Goldman Sachs September 2026 Form 10-Q	60

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Note 14.
Unsecured Borrowings
The table below presents information about unsecured borrowings.

	As of
	September	December
$ in millions	2026	2025
Unsecured short-term borrowings	$92,346	$70,459
Unsecured long-term borrowings	352,470	285,500
Total	$444,816	$355,959
Unsecured Short-Term Borrowings
Unsecured short-term borrowings included $36.89 billion as of September 2026 and $30.52 billion as of December 2025 of unsecured long-term borrowings that are due to mature within one year of the financial statement date and unsecured long-term borrowings that are redeemable within one year of the financial statement date at the option of the holder. There was no commercial paper outstanding as of both September 2026 and December 2025. The vast majority of the remaining unsecured short-term borrowings consist of hybrid financial instruments, which are accounted for at fair value under the fair value option. See Notes 4, 5 and 10 for further information about unsecured short-term borrowings that are accounted for at fair value.
The firm designates certain derivatives as fair value hedges to convert a portion of its unsecured short-term borrowings not accounted for at fair value from fixed-rate obligations into floating-rate obligations.
The carrying value of unsecured short-term borrowings for which the firm did not elect the fair value option generally approximates fair value due to the short-term nature of the obligations. As these unsecured short-term borrowings are not accounted for at fair value, they are not included in the firm’s fair value hierarchy in Notes 4 and 5. Had these borrowings been included in the firm’s fair value hierarchy, substantially all would have been classified in level 2 as of both September 2026 and December 2025.
The weighted average interest rates for unsecured short-term borrowings were 4.44% as of September 2026 and 4.34% as of December 2025. These rates include the effect of hedging activities and exclude unsecured short-term borrowings accounted for at fair value under the fair value option. See Note 7 for further information about hedging activities.

Unsecured Long-Term Borrowings
The table below presents information about unsecured long-term borrowings.

	As of
	September	December
$ in millions	2026	2025
U.S. Dollar	$255,110	$212,561
Non-U.S. Dollar	97,360	72,939
Total	$352,470	$285,500
In the table above:
•Unsecured long-term borrowings consists principally of senior borrowings, which have maturities extending through 2076.
•Unsecured long-term borrowings included $143.90 billion as of September 2026 and $112.68 billion as of December 2025 of borrowings accounted for at fair value under the fair value option. The vast majority of such borrowings consist of hybrid financial instruments, which primarily include equity- and interest rate-linked instruments. The carrying value of unsecured long-term borrowings for which the firm did not elect the fair value option was $208.57 billion as of September 2026 and $172.82 billion as of December 2025. The estimated fair value of such unsecured long-term borrowings was $209.42 billion as of September 2026 and $177.67 billion as of December 2025. As these borrowings are not accounted for at fair value, they are not included in the firm’s fair value hierarchy in Notes 4 and 5. Had these borrowings been included in the firm’s fair value hierarchy, substantially all would have been classified in level 2 as of both September 2026 and December 2025.
•The vast majority of unsecured long-term borrowings consist of fixed-rate obligations.
•U.S. dollar-denominated borrowings had interest rates ranging from 1.95% to 6.75% (with a weighted average rate of 4.61%) as of September 2026 and 1.43% to 6.75% (with a weighted average rate of 4.32%) as of December 2025. These rates exclude unsecured long-term borrowings accounted for at fair value under the fair value option.
•Non-U.S. dollar-denominated borrowings had interest rates ranging from 0.25% to 7.25% (with a weighted average rate of 2.81%) as of September 2026 and 0.25% to 7.25% (with a weighted average rate of 2.22%) as of December 2025. These rates exclude unsecured long-term borrowings accounted for at fair value under the fair value option.

61	Goldman Sachs September 2026 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
•Total unsecured long-term borrowings had interest rates ranging from 0.25% to 7.25% (with a weighted average rate of 4.18%) as of September 2026 and 0.25% to 7.25% (with a weighted average rate of 3.92%) as of December 2025. These rates exclude unsecured long-term borrowings accounted for at fair value under the fair value option.
The firm designates certain derivatives as fair value hedges to convert a portion of fixed-rate unsecured long-term borrowings not accounted for at fair value into floating-rate obligations. As of both September 2026 and December 2025, after giving effect to such hedges, the vast majority of unsecured long-term borrowings consisted of floating-rate obligations and had weighted average interest rates of 4.99% as of September 2026 and 4.92% as of December 2025. These rates exclude unsecured long-term borrowings accounted for at fair value under the fair value option. See Note 7 for further information about hedging activities.
The table below presents unsecured long-term borrowings by maturity.

As of
$ in millions	September 2026
2027	$14,204
2028	47,553
2029	56,614
2030	39,437
2031	40,020
2032 - thereafter	154,642
Total	$352,470
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
•Unsecured long-term borrowings included $(15.46) billion of adjustments to the carrying value of certain unsecured long-term borrowings resulting from the application of hedge accounting by year of maturity as follows: $(130) million in 2027, $(435) million in 2028, $(983) million in 2029, $(1.06) billion in 2030, $(487) million in 2031, $(12.37) billion in 2032 and thereafter.

Subordinated Borrowings
Unsecured long-term borrowings includes subordinated debt and junior subordinated debt. Subordinated debt that matures within one year is included in unsecured short-term borrowings. Junior subordinated debt is junior in right of payment to other subordinated borrowings, which are junior to senior borrowings. Subordinated debt had maturities ranging from 2026 to 2045 as of both September 2026 and December 2025.
The table below presents information about subordinated borrowings.

$ in millions	Par Amount	Carrying Value	Rate
As of September 2026
Subordinated debt	$14,625	$12,907	6.06%
Junior subordinated debt	968	954	5.45%
Total	$15,593	$13,861	6.02%
As of December 2025
Subordinated debt	$10,096	$9,413	6.12%
Junior subordinated debt	968	1,026	5.58%
Total	$11,064	$10,439	6.07%
In the table above, the rate is the weighted average interest rate for these borrowings (excluding borrowings accounted for at fair value under the fair value option), including the effect of fair value hedges used to convert fixed-rate obligations into floating-rate obligations. See Note 7 for further information about hedging activities.

Goldman Sachs September 2026 Form 10-Q	62

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Junior Subordinated Debt
In 2004, Group Inc. issued $2.84 billion of junior subordinated debt to Goldman Sachs Capital I, a Delaware statutory trust. Goldman Sachs Capital I issued $2.75 billion of guaranteed preferred beneficial interests (Trust Preferred securities) to third parties and $85 million of common beneficial interests to Group Inc. As of both September 2026 and December 2025, the outstanding par amount of junior subordinated debt held by Goldman Sachs Capital I was $968 million and the outstanding par amount of Trust Preferred securities and common beneficial interests issued by Goldman Sachs Capital I was $939 million and $29 million, respectively. Goldman Sachs Capital I is a wholly-owned finance subsidiary of the firm for regulatory and legal purposes but is not consolidated for accounting purposes.
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
Note 15.
Other Liabilities
The table below presents other liabilities by type.

	As of
	September	December
$ in millions	2026	2025
Compensation and benefits	$11,303	$10,231
Income tax-related liabilities	5,033	4,223
Operating lease liabilities	2,017	2,170
Noncontrolling interests	654	446
Accrued expenses and other	10,719	10,431
Total	$29,726	$27,501

Operating Lease Liabilities
For leases longer than one year, the firm recognizes a right-of-use asset representing the right to use the underlying asset for the lease term, and a lease liability representing the liability to make payments. See Note 12 for information about operating lease right-of-use assets.
The table below presents information about operating lease liabilities.

$ in millions	Operating lease liabilities
As of September 2026
Remainder of 2026	$95
2027	360
2028	312
2029	267
2030	259
2031 - thereafter	1,336
Total undiscounted lease payments	2,629
Imputed interest	(612)
Total operating lease liabilities	$2,017

Weighted average remaining lease term	11 years
Weighted average discount rate	4.41%
As of December 2025
2026	$381
2027	348
2028	307
2029	269
2030	201
2031 - thereafter	1,326
Total undiscounted lease payments	2,832
Imputed interest	(662)
Total operating lease liabilities	$2,170

Weighted average remaining lease term	11 years
Weighted average discount rate	4.34%
In the table above, the weighted average discount rate represents the firm’s incremental borrowing rate as of the date of adoption of ASU No. 2016-02, “Leases (Topic 842),” for operating leases existing on the date of adoption and as of the lease inception date for leases entered into subsequent to the adoption of this ASU.
Operating lease costs were $116 million for the three months ended September 2026, $122 million for the three months ended September 2025, $362 million for the nine months ended September 2026 and $356 million for the nine months ended September 2025. Variable lease costs, which are included in operating lease costs, were not material for each of the three and nine months ended September 2026 and September 2025. Total occupancy expenses for space held in excess of the firm’s current requirements were not material for each of the three and nine months ended September 2026 and September 2025.
Lease payments relating to operating lease arrangements that were signed but had not yet commenced were $1.42 billion as of September 2026.

63	Goldman Sachs September 2026 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Accrued Expenses and Other
Accrued expenses and other included:
•Liabilities classified as held for sale were not material as of both September 2026 and December 2025. See Note 12 for further information about assets held for sale.
•Contract liabilities, which represent consideration received by the firm in connection with its contracts with clients prior to providing the service, were $158 million as of September 2026 and $132 million as of December 2025.
•Accrued unfunded commitments related to investments in qualified affordable housing and renewable energy projects were $2.51 billion as of September 2026 and $2.57 billion as of December 2025. See Note 17 for further information about these investments.
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

	Three Months Ended September		Nine Months Ended September
$ in millions	2026	2025	2026	2025
Residential mortgages	$11,200	$15,270	$42,463	$41,681
Commercial mortgages	1,972	4,538	12,362	13,335
Other financial assets	97	1,181	1,070	2,711
Total financial assets securitized	$13,269	$20,989	$55,895	$57,727
Retained interests cash flows	$338	$212	$853	$551
The firm securitized assets of $64 million during the three months ended September 2026, $209 million during the three months ended September 2025, $452 million during the nine months ended September 2026 and $552 million during the nine months ended September 2025, in a non-cash exchange for loans and investments.
The table below presents information about nonconsolidated securitization entities to which the firm sold assets and had continuing involvement as of the end of the period.

$ in millions	Outstanding Principal Amount	Retained Interests	Purchased Interests
As of September 2026
U.S. government agency-issued CMOs	$78,724	$4,443	$–
Other residential mortgage-backed	42,285	1,868	127
Other commercial mortgage-backed	72,216	1,066	25
Corporate debt and other asset-backed	12,859	551	1
Total	$206,084	$7,928	$153
As of December 2025
U.S. government agency-issued CMOs	$62,433	$3,169	$–
Other residential mortgage-backed	38,605	1,630	37
Other commercial mortgage-backed	77,967	1,148	39
Corporate debt and other asset-backed	13,904	511	14
Total	$192,909	$6,458	$90

Goldman Sachs September 2026 Form 10-Q	64

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
•The fair value of retained interests was $7.62 billion as of September 2026 and $6.37 billion as of December 2025.
In addition to the interests in the table above, the firm had other continuing involvement in the form of derivative transactions and commitments with certain nonconsolidated VIEs. The carrying value of these derivatives and commitments was a net asset of $1.35 billion as of September 2026 and $1.48 billion as of December 2025, and the notional amount of these derivatives and commitments was $4.15 billion as of September 2026 and $4.13 billion as of December 2025. The notional amounts of these derivatives and commitments are included in maximum exposure to loss in the nonconsolidated VIEs table in Note 17. Additionally, the firm provided seller financing of $181 million (in connection with the sale of $226 million of loans) during the three months ended September 2026, $1.05 billion (in connection with the sale of $1.44 billion of loans) during the nine months ended September 2026 and $340 million (in connection with the sale of $425 million of loans) during the nine months ended September 2025. The firm did not provide any seller financing during the three months ended September 2025. The principal and interest repayments received from the seller financings were $302 million for the three months ended September 2026, $129 million for the three months ended September 2025, $621 million for the nine months ended September 2026 and $499 million for the nine months ended September 2025. The total outstanding principal amount of seller financings was $1.62 billion as of September 2026 and $1.18 billion as of December 2025.

The table below presents information about the weighted average key economic assumptions used in measuring the fair value of mortgage-backed retained interests.

	As of
	September	December
$ in millions	2026	2025
Fair value of retained interests	$7,112	$5,865
Weighted average life (years)	7.3	6.2
Constant prepayment rate	9.3%	12.4%
Impact of 10% adverse change	$(39)	$(53)
Impact of 20% adverse change	$(73)	$(102)
Discount rate	8.7%	8.6%
Impact of 10% adverse change	$(257)	$(171)
Impact of 20% adverse change	$(491)	$(331)
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
The firm had other retained interests not reflected in the table above with a fair value of $504 million and a weighted average life of 5.8 years as of September 2026, and a fair value of $506 million and a weighted average life of 4.1 years as of December 2025. Due to the nature and fair value of certain of these retained interests, the weighted average assumptions for constant prepayment and discount rates and the related sensitivity to adverse changes were not meaningful as of both September 2026 and December 2025. The firm’s maximum exposure to adverse changes in the value of these interests was the carrying value of $551 million as of September 2026 and $511 million as of December 2025.

65	Goldman Sachs September 2026 Form 10-Q

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

Goldman Sachs September 2026 Form 10-Q	66

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
Nonconsolidated VIEs
The table below presents a summary of the nonconsolidated VIEs in which the firm holds variable interests.

	As of
	September	December
$ in millions	2026	2025
Total nonconsolidated VIEs
Assets in VIEs	$295,092	$271,331
Carrying value of variable interests — assets	$19,688	$17,746
Carrying value of variable interests — liabilities	$3,233	$3,016
Maximum exposure to loss:
Retained interests	$7,928	$6,458
Purchased interests	952	681
Commitments and guarantees	6,794	6,239
Derivatives	8,287	9,445
Debt and equity	6,762	6,284
Total	$30,723	$29,107
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

The table below presents information, by principal business activity, for nonconsolidated VIEs included in the summary table above.

	As of
	September	December
$ in millions	2026	2025
Mortgage-backed
Assets in VIEs	$193,879	$180,240
Carrying value of variable interests — assets	$7,604	$6,094
Maximum exposure to loss:
Retained interests	$7,377	$5,947
Purchased interests	227	147
Derivatives	1	1
Total	$7,605	$6,095

Tax credit, credit-related, real estate and other investing
Assets in VIEs	$77,571	$67,290
Carrying value of variable interests — assets	$7,175	$7,073
Carrying value of variable interests — liabilities	$2,862	$2,587
Maximum exposure to loss:
Commitments and guarantees	$5,837	$5,376
Debt and equity	4,663	4,494
Total	$10,500	$9,870

Corporate debt and other asset-backed
Assets in VIEs	$23,642	$23,801
Carrying value of variable interests — assets	$4,909	$4,579
Carrying value of variable interests — liabilities	$371	$429
Maximum exposure to loss:
Retained interests	$551	$511
Purchased interests	725	534
Commitments and guarantees	957	863
Derivatives	8,286	9,444
Debt and equity	2,099	1,790
Total	$12,618	$13,142
As of both September 2026 and December 2025, the carrying values of the firm’s variable interests in nonconsolidated VIEs are included in the consolidated balance sheets as follows:
•Mortgage-backed: Assets primarily included in trading assets and loans.
•Tax credit, credit-related, real estate and other investing: Assets primarily included in investments and other assets, and liabilities included in trading liabilities and other liabilities.
•Corporate debt and other asset-backed: Assets included in loans and trading assets, and liabilities included in trading liabilities.

67	Goldman Sachs September 2026 Form 10-Q

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

	As of
	September	December
$ in millions	2026	2025
Carrying value of investments	$4,139	$4,123
In the table above, investments included $2.51 billion as of September 2026 and $2.57 billion as of December 2025 of accrued unfunded commitments. As of September 2026, a majority of such accrued unfunded commitments were expected to be funded by year-end 2028.

The table below presents information about the amortization and income tax credits and other income tax benefits related to investments in qualified affordable housing and renewable energy projects that met the criteria of the proportional amortization method of accounting.

	Three Months Ended September		Nine Months Ended September
$ in millions	2026	2025	2026	2025
Amortization	$78	$89	$321	$348
Tax credits and other benefits	$78	$115	$386	$447
Investments in qualified affordable housing projects that did not meet the criteria for the proportional amortization method of accounting were $150 million as of September 2026 and not material as of December 2025.
The firm’s existing investments in renewable energy projects that receive production tax credits were not eligible for transition to the proportional amortization method of accounting upon adoption of ASU No. 2023-02. Such investments were $995 million as of September 2026 and $1.17 billion as of December 2025, were included in investments in the consolidated balance sheets and were accounted for at fair value under the fair value option.

Goldman Sachs September 2026 Form 10-Q	68

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Consolidated VIEs
The table below presents a summary of the carrying value and balance sheet classification of assets and liabilities in consolidated VIEs.

	As of
	September	December
$ in millions	2026	2025
Total consolidated VIEs
Assets
Cash and cash equivalents	$26	$49
Customer and other receivables	–	1
Trading assets	101	112
Investments	213	347
Other assets	47	71
Total	$387	$580

Liabilities
Other secured financings	$504	$643
Customer and other payables	14	7
Unsecured short-term borrowings	5	5
Unsecured long-term borrowings	13	14
Other liabilities	208	212
Total	$744	$881
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
•Substantially all assets can only be used to settle obligations of the VIE.
The table below presents information, by principal business activity, for consolidated VIEs included in the summary table above.

	As of
	September	December
$ in millions	2026	2025
Assets
Real estate and other investing	$299	$466
Corporate debt and other asset-backed	2	23
Principal-protected notes	86	91
Total	$387	$580

Liabilities
Real estate and other investing	$222	$221
Corporate debt and other asset-backed	194	298
Principal-protected notes	328	362
Total	$744	$881
In the table above, creditors and beneficial interest holders of real estate and other investing VIEs do not have recourse to the general credit of the firm.

Note 18.
Commitments, Contingencies and Guarantees
Commitments
The table below presents commitments by type.

	As of
	September	December
$ in millions	2026	2025
Commitment Type
Commercial lending:
Investment-grade	$193,474	$154,598
Non-investment-grade	76,552	81,407
Warehouse financing	17,576	16,349
Credit cards	75,857	70,823
Total lending	363,459	323,177
Risk participations	11,847	8,435
Collateralized agreement	151,142	103,188
Collateralized financing	150,832	43,206
Investment	8,572	9,721
Other	13,451	9,392
Total commitments	$699,303	$497,119
The table below presents commitments by expiration.

	As of September 2026
	Remainder of	2027 -	2029 -	2031 -
$ in millions	2026	2028	2030	Thereafter
Commitment Type
Commercial lending:
Investment-grade	$4,224	$63,233	$73,622	$52,395
Non-investment-grade	264	15,362	34,793	26,133
Warehouse financing	45	6,695	7,359	3,477
Credit cards	75,857	–	–	–
Total lending	80,390	85,290	115,774	82,005
Risk participations	92	1,538	6,728	3,489
Collateralized agreement	123,371	26,850	917	4
Collateralized financing	138,095	12,681	56	–
Investment	4,144	1,307	139	2,982
Other	11,702	1,698	30	21
Total commitments	$357,794	$129,364	$123,644	$88,501
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

69	Goldman Sachs September 2026 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
The table below presents information about lending commitments.

	As of
	September	December
$ in millions	2026	2025
Held for investment	$276,371	$238,972
Held for sale	83,522	82,558
At fair value	3,566	1,647
Total	$363,459	$323,177
In the table above:
•Held for investment lending commitments are accounted for at amortized cost. The carrying value of lending commitments was a liability of $1.14 billion (including allowance for credit losses of $801 million) as of September 2026 and $1.04 billion (including allowance for credit losses of $731 million) as of December 2025. The estimated fair value of such lending commitments was a liability of $7.06 billion as of September 2026 and $6.03 billion as of December 2025. Had these lending commitments been carried at fair value and included in the fair value hierarchy, $3.79 billion as of September 2026 and $3.44 billion as of December 2025 would have been classified in level 2, and $3.27 billion as of September 2026 and $2.59 billion as of December 2025 would have been classified in level 3.
•Held for sale lending commitments are accounted for at the lower of cost or fair value. The carrying value of lending commitments held for sale was not material as of both September 2026 and December 2025. The estimated fair value of such lending commitments approximates the carrying value. Had these lending commitments been included in the fair value hierarchy, they would have been primarily classified in level 2 as of both September 2026 and December 2025.
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
Investment Commitments
Investment commitments includes commitments to invest in private equity, real estate and other assets directly and through funds that the firm raises and manages. Investment commitments included $848 million as of September 2026 and $1.00 billion as of December 2025, related to commitments to invest in funds managed by the firm. If these commitments are called, they would be funded at market value on the date of investment.
As of September 2026, investment commitments also included the firm’s commitments to acquire NEOS and LCN. See Note 12 for further information about these acquisitions.
As of December 2025, investment commitments also included the firm’s commitments to acquire Industry Ventures and Innovator. These acquisitions were completed in the first half of 2026. See Note 12 for further information about these acquisitions.

Goldman Sachs September 2026 Form 10-Q	70

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Contingencies
Legal Proceedings. See Note 27 for information about legal proceedings.
Guarantees
The table below presents derivatives that meet the definition of a guarantee, securities lending and clearing guarantees and certain other financial guarantees.

$ in millions	Derivatives	Securities lending and clearing	Other financial guarantees
As of September 2026
Carrying Value of Net Liability	$4,805	$–	$505
Maximum Payout/Notional Amount by Period of Expiration
Remainder of 2026	$80,764	$109,685	$1,605
2027 - 2028	251,068	2,221	3,216
2029 - 2030	32,618	–	4,253
2031 - thereafter	36,946	–	1,475
Total	$401,396	$111,906	$10,549
As of December 2025
Carrying Value of Net Liability	$2,643	$–	$485
Maximum Payout/Notional Amount by Period of Expiration
2026	$219,426	$182,017	$2,435
2027 - 2028	111,873	–	3,709
2029 - 2030	17,321	–	2,195
2031 - thereafter	31,026	–	313
Total	$379,646	$182,017	$8,652
In the table above:
•The maximum payout is based on the notional amount of the contract and does not represent anticipated losses or reflect possible recoveries under recourse provisions or from collateral held.
•Amounts exclude certain commitments to issue standby letters of credit that are included in lending commitments. See the tables in “Commitments” above for a summary of the firm’s commitments.
•The carrying value for derivatives included derivative assets of $640 million as of September 2026 and $765 million as of December 2025, and derivative liabilities of $5.45 billion as of September 2026 and $3.41 billion as of December 2025.

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
Securities Lending and Clearing Guarantees. Securities lending and clearing guarantees include the indemnifications and guarantees that the firm provides in its capacity as an agency lender and in its capacity as a sponsoring member of the Fixed Income Clearing Corporation. In connection with these arrangements, the firm obtains collateral and has recourse to the counterparty for any amounts not covered by such collateral.
As an agency lender, the firm indemnifies most of its securities lending customers against losses incurred in the event that borrowers do not return securities and the collateral held is insufficient to cover the market value of the securities borrowed. The maximum payout of such indemnifications was $16.59 billion as of September 2026 and $15.58 billion as of December 2025. Collateral held by the lenders in connection with securities lending indemnifications was $17.31 billion as of September 2026 and $16.22 billion as of December 2025. Because the contractual nature of these arrangements requires the firm to obtain collateral with a market value that exceeds the value of the securities lent to the borrower, there is minimal performance risk associated with these indemnifications.

71	Goldman Sachs September 2026 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
As a sponsoring member of the Government Securities Division of the Fixed Income Clearing Corporation, the firm guarantees the performance of its sponsored member clients to the Fixed Income Clearing Corporation in connection with certain resale and repurchase agreements. To minimize potential losses on such guarantees, the firm obtains a security interest in the collateral that the sponsored client placed with the Fixed Income Clearing Corporation. Therefore, the risk of loss on such guarantees is minimal. The maximum payout on this guarantee was $95.32 billion as of September 2026 and $166.44 billion as of December 2025. The related collateral held was $95.14 billion as of September 2026 and $166.25 billion as of December 2025.
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
The firm is unable to develop an estimate of the maximum payout under these guarantees and indemnifications as this depends upon the occurrence of future events, including an assessment of claims that have not yet occurred. However, management believes that it is unlikely the firm will have to make any material payments under these arrangements, and no material liabilities related to these guarantees and indemnifications have been recognized in the consolidated balance sheets as of both September 2026 and December 2025.

Goldman Sachs September 2026 Form 10-Q	72

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
In addition, the firm may provide indemnifications to some counterparties to protect them in the event additional taxes are owed or payments are withheld, due either to a change in or an adverse application of certain non-U.S. tax laws. These indemnifications, as well as indemnifications provided by the firm on other contractual or other obligations, generally are standard contractual terms and are entered into in the ordinary course of business. Generally, there are no stated or notional amounts included in these indemnifications, and the contingencies triggering the obligation to indemnify are not expected to occur. Future changes in tax laws and how such laws would apply to these indemnifications cannot be determined. Therefore, the firm is unable to develop an estimate of the maximum payout under these guarantees and indemnifications. However, management believes that it is unlikely the firm will have to make any material payments under these arrangements, and no material liabilities related to these arrangements have been recognized in the consolidated balance sheets as of both September 2026 and December 2025.
Guarantees of Subsidiaries. Group Inc. is the entity that fully and unconditionally guarantees the securities issued by GS Finance Corp., a wholly-owned finance subsidiary of the firm. Group Inc. has guaranteed the payment obligations of Goldman Sachs & Co. LLC (GS&Co.), GS Bank USA and Goldman Sachs Paris Inc. et Cie, subject to certain exceptions. Group Inc. also guarantees many of the obligations of its other consolidated subsidiaries on a transaction-by-transaction basis, as negotiated with counterparties. In addition, Group Inc. has provided guarantees to Goldman Sachs International (GSI), GSBE and certain other consolidated subsidiaries related to agreements that each entity has entered into with certain of its counterparties. Given that the obligations of the consolidated subsidiaries are recognized in the consolidated balance sheets or reflected as commitments, Group Inc.’s liabilities as guarantor are not separately disclosed.

Note 19.
Shareholders’ Equity
Common Equity
As of both September 2026 and December 2025, the firm had 4.00 billion authorized shares of common stock and 200 million authorized shares of nonvoting common stock, each with a par value of $0.01 per share.
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
The table below presents information about common stock repurchases.

	Three Months Ended September		Nine Months Ended September
in millions, except per share amounts	2026	2025	2026	2025
Common share repurchases	2.9	2.8	12.3	15.2
Average cost per share	$1,048.73	$718.60	$972.64	$614.26
Total cost	$3,000	$2,000	$12,000	$9,360
Pursuant to the terms of certain share-based awards, employees may remit shares to the firm or the firm may cancel share-based awards to satisfy statutory employee tax withholding requirements. In connection with these awards, during the nine months ended September 2026, 2,130 shares were remitted with a total value of $2.0 million and the firm cancelled 3.0 million share-based awards with a total value of $2.88 billion. The amount of cash used to settle share-based awards was not material for each of the three and nine months ended September 2026 and September 2025.
The table below presents common stock dividends declared.

	Three Months Ended September		Nine Months Ended September
	2026	2025	2026	2025
Dividends declared per common share	$5.00	$4.00	$14.00	$10.00
On October 12, 2026, the Board of Directors of Group Inc. declared a dividend of $5.00 per common share to be paid on December 30, 2026 to common shareholders of record on December 2, 2026.

73	Goldman Sachs September 2026 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Preferred Equity
The tables below present information about the perpetual preferred stock issued and outstanding as of September 2026.

Series	Shares Authorized	Shares Issued	Shares Outstanding	Depositary Shares Per Share
A	50,000	30,000	29,999	1,000
C	25,000	8,000	8,000	1,000
D	60,000	54,000	53,999	1,000
E	17,500	7,667	7,667	N.A.
F	5,000	1,615	1,615	N.A.
O	26,000	26,000	26,000	25
V	30,000	30,000	30,000	25
W	60,000	60,000	60,000	25
X	90,000	90,000	90,000	25
Y	80,000	80,000	80,000	25
Z	76,000	76,000	76,000	25
AA	100,000	100,000	100,000	25
Total	619,500	563,282	563,280

Series	Earliest Redemption Date	Liquidation Preference	Redemption Value ($ in millions)
A	Currently redeemable	$25,000	$750
C	Currently redeemable	$25,000	200
D	Currently redeemable	$25,000	1,350
E	Currently redeemable	$100,000	767
F	Currently redeemable	$100,000	161
O	November 10, 2026	$25,000	650
V	November 10, 2026	$25,000	750
W	February 10, 2029	$25,000	1,500
X	May 10, 2029	$25,000	2,250
Y	November 10, 2034	$25,000	2,000
Z	February 10, 2030	$25,000	1,900
AA	August 10, 2031	$25,000	2,500
Total			$14,778
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
•In July 2026, the firm issued 100,000 shares of Series AA 6.500% Fixed-Rate Reset Non-Cumulative Preferred Stock (Series AA Preferred Stock).
•The redemption price per share for Series A through F and Series V through AA Preferred Stock is the liquidation preference plus declared and unpaid dividends. The redemption price per share for Series O Preferred Stock is the liquidation preference plus accrued and unpaid dividends.

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
In the third quarter of 2026, the firm redeemed all outstanding shares of its Series U 3.65% Fixed-Rate Reset Non-Cumulative Preferred Stock (Series U Preferred Stock) with a redemption value of $750 million ($25,000 per share) plus declared and unpaid dividends. The difference between the redemption value and net carrying value at the time of the redemption was $1 million, which was recorded as an addition to preferred stock dividends in the third quarter of 2026.

Goldman Sachs September 2026 Form 10-Q	74

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
In October 2026, the firm announced it will redeem all outstanding shares of its (i) Series O 5.30% Fixed-to-Floating Rate Non-Cumulative Preferred Stock (Series O Preferred Stock) with a redemption value of $650 million ($25,000 per share), plus accrued and unpaid dividends, and (ii) Series V 4.125% Fixed-Rate Reset Non-Cumulative Preferred Stock (Series V Preferred Stock) with a redemption value of $750 million ($25,000 per share), plus declared and unpaid dividends.
The preferred stock issuance costs in the consolidated statements of changes in shareholders’ equity reflect reclassifications of issuance costs to retained earnings on redemptions, net of issuance costs relating to new issuances.
The table below presents the dividend rates of perpetual preferred stock as of September 2026.

Series	Per Annum Dividend Rate
A	3 month term SOFR + 1.01161%, with floor of 3.75%, payable quarterly
C	3 month term SOFR + 1.01161%, with floor of 4.00%, payable quarterly
D	3 month term SOFR + 0.93161%, with floor of 4.00%, payable quarterly
E	3 month term SOFR + 1.02911%, with floor of 4.00%, payable quarterly
F	3 month term SOFR + 1.03161%, with floor of 4.00%, payable quarterly
O	5.30%, payable semi-annually, from issuance date to, but excluding, November 10, 2026; 3 month term SOFR + 4.09561%, payable quarterly, thereafter
V	4.125%, payable semi-annually, from issuance date to, but excluding, November 10, 2026; 5 year treasury rate + 2.949%, payable semi-annually, thereafter
W	7.50%, payable semi-annually, from issuance date to, but excluding, February 10, 2029; 5 year treasury rate + 3.156%, payable semi-annually, thereafter
X	7.50%, payable semi-annually, from issuance date to, but excluding, May 10, 2029; 5 year treasury rate + 2.809%, payable semi-annually, thereafter
Y	6.125%, payable semi-annually, from issuance date to, but excluding, November 10, 2034; 10 year treasury rate + 2.40%, payable semi-annually, thereafter
Z	6.850%, payable semi-annually, from issuance date to, but excluding, February 10, 2030; 5 year treasury rate + 2.461%, payable semi-annually, thereafter
AA	6.500%, payable semi-annually, from issuance date to, but excluding, August 10, 2031; 5 year treasury rate + 2.175%, payable semi-annually, thereafter
In the table above:
•Dividends on each series of preferred stock are payable in arrears for the periods specified.
•The treasury rate for Series V through AA Preferred Stock is based on the most recent dividend determination date of the respective series.

The table below presents preferred stock dividends declared.

	2026		2025
Series	per share	$ in millions	per share	$ in millions
Three Months Ended September
A	$294.44	$9	$335.68	$9
C	$294.44	2	$335.68	2
D	$289.39	15	$330.63	18
E	$1,198.44	9	$1,369.51	11
F	$1,199.08	2	$1,370.15	3
Q	$–	–	$922.38	19
R	$–	–	$945.00	23
S	$–	–	$898.25	12
U	$456.25	12	$456.25	13
W	$937.50	57	$937.50	57
Z	$856.25	65	$932.36	71
Total		$171		$238
Nine Months Ended September
A	$896.72	$27	$1,016.67	$30
C	$896.72	7	$1,016.67	8
D	$881.56	47	$1,001.56	54
E	$3,604.37	28	$4,118.75	32
F	$3,606.27	6	$4,120.64	7
O	$662.50	17	$662.50	17
Q	$922.38	17	$1,844.75	37
R	$945.00	21	$1,563.75	38
S	$898.25	12	$1,448.25	20
T	$475.00	12	$475.00	13
U	$912.50	26	$912.50	27
V	$515.63	15	$515.63	15
W	$1,875.00	113	$1,875.00	113
X	$937.50	84	$937.50	84
Y	$765.63	61	$952.78	77
Z	$1,712.50	130	$932.36	71
Total		$623		$643
On October 7, 2026, Group Inc. declared dividends of $304.67 per share of Series A Preferred Stock, $304.67 per share of Series C Preferred Stock, $299.56 per share of Series D Preferred Stock, $662.50 per share of Series O Preferred Stock, $515.63 per share of Series V Preferred Stock, $937.50 per share of Series X Preferred Stock, and $765.63 per share of Series Y Preferred Stock to be paid on November 10, 2026 to preferred shareholders of record on October 26, 2026 and declared dividends of $1,211.61 per share of Series E Preferred Stock and $1,212.24 per share of Series F Preferred Stock to be paid on December 1, 2026 to preferred shareholders of record on November 16, 2026. The aggregate amount of such preferred dividends was approximately $215 million.

75	Goldman Sachs September 2026 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Accumulated Other Comprehensive Income/(Loss)
The table below presents changes in accumulated other comprehensive income/(loss), net of tax, by type.

$ in millions	Beginning balance	Other comprehensive income/(loss) adjustments, net of tax	Ending balance
Three Months Ended September 2026
Currency translation	$(877)	$(37)	$(914)
Debt valuation adjustment	(720)	659	(61)
Pension and postretirement liabilities	(492)	3	(489)
Available-for-sale securities	(744)	(978)	(1,722)
Cash flow hedges	(23)	(8)	(31)
Total	$(2,856)	$(361)	$(3,217)
Three Months Ended September 2025
Currency translation	$(885)	$23	$(862)
Debt valuation adjustment	(316)	(711)	(1,027)
Pension and postretirement liabilities	(505)	11	(494)
Available-for-sale securities	(279)	185	(94)
Cash flow hedges	–	1	1
Total	$(1,985)	$(491)	$(2,476)
Nine Months Ended September 2026
Currency translation	$(804)	$(110)	$(914)
Debt valuation adjustment	(1,062)	1,001	(61)
Pension and postretirement liabilities	(496)	7	(489)
Available-for-sale securities	103	(1,825)	(1,722)
Cash flow hedges	(1)	(30)	(31)
Total	$(2,260)	$(957)	$(3,217)
Nine Months Ended September 2025
Currency translation	$(815)	$(47)	$(862)
Debt valuation adjustment	(386)	(641)	(1,027)
Pension and postretirement liabilities	(528)	34	(494)
Available-for-sale securities	(972)	878	(94)
Cash flow hedges	(1)	2	1
Total	$(2,702)	$226	$(2,476)

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

Goldman Sachs September 2026 Form 10-Q	76

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
•The G-SIB surcharge is calculated using two methodologies (Method 1 and Method 2), the higher of which is reflected in the firm’s capital conservation buffer requirements. Method 1 relies upon measures of the size, interconnectedness, substitutability, complexity and cross-jurisdictional activities of each G-SIB. Method 2 uses similar inputs but includes a measure of reliance on short-term wholesale funding instead of substitutability. As of both September 2026 and December 2025, the G-SIB surcharge (Method 2) was higher and therefore was reflected in the capital conservation buffer requirements.
•In February 2026, the FRB announced that the 2026 Comprehensive Capital Analysis and Review (CCAR) stress test would not result in a new binding stress capital buffer (SCB) and that BHCs will continue to be subject to their SCB requirements based on their 2025 CCAR stress test until they receive new SCB requirements in 2027. In addition, in September 2026, the FRB announced that the annual effective date for SCB requirements will shift from October 1 to January 1, beginning with the 2027 CCAR cycle. As a result, the 3.4% SCB that the FRB set for the firm starting October 1, 2025 will remain effective through December 31, 2027.

The table below presents information about risk-based capital ratios.

$ in millions	Standardized	Advanced
As of September 2026
CET1 capital	$101,441	$101,441
Tier 1 capital	$115,927	$115,927
Tier 2 capital	$16,476	$14,030
Total capital	$132,403	$129,957
RWAs	$815,793	$746,474

CET1 capital ratio	12.4%	13.6%
Tier 1 capital ratio	14.2%	15.5%
Total capital ratio	16.2%	17.4%
As of December 2025
CET1 capital	$104,297	$104,297
Tier 1 capital	$118,943	$118,943
Tier 2 capital	$11,722	$9,527
Total capital	$130,665	$128,470
RWAs	$727,338	$691,470

CET1 capital ratio	14.3%	15.1%
Tier 1 capital ratio	16.4%	17.2%
Total capital ratio	18.0%	18.6%
In the table above, the Standardized and Advanced risk-based capital ratios as of September 2026 decreased compared with December 2025, primarily reflecting increases in both Credit and Market RWAs.

77	Goldman Sachs September 2026 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Leverage Ratios. The table below presents the leverage requirements.

	As of
	September	December
	2026	2025
Tier 1 leverage ratio	4.0%	4.0%
SLR	3.75%	5.0%
In the table above, the SLR requirement is calculated as the sum of (i) a 3% minimum as of both September 2026 and December 2025 and (ii) a buffer of 0.75% as of September 2026 and 2% as of December 2025.
On January 1, 2026, the firm early adopted the modified Enhanced Supplementary Leverage Ratio (eSLR) standards, which replaced the 2% buffer applicable to G-SIBs with a buffer equal to 50% of the firm’s G-SIB surcharge (Method 1).
The table below presents information about leverage ratios.

	For the Three Months
	Ended or as of
	September	December
$ in millions	2026	2025
Tier 1 capital	$115,927	$118,943
Average adjusted total assets	$2,153,404	$1,810,007
Total leverage exposure	$2,708,928	$2,297,597

Tier 1 leverage ratio	5.4%	6.6%
SLR	4.3%	5.2%
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

Goldman Sachs September 2026 Form 10-Q	78

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
•The SLR requirement is calculated as the sum of (i) a 3% minimum as of both September 2026 and December 2025 and (ii) a 0.75% buffer as of September 2026. On January 1, 2026, GS Bank USA early adopted the modified eSLR standards, which replaced the SLR requirement for insured depository institution subsidiaries of G-SIBs to be well-capitalized with a new buffer requirement equal to 50% of their parents’ G-SIB surcharge (Method 1), capped at 1%, in addition to the 3% SLR minimum.
•The “well-capitalized” requirement was the binding requirement for the Tier 1 leverage ratio as of both September 2026 and December 2025 and the “well-capitalized” requirement was the binding requirement for the SLR as of December 2025.

The table below presents information about GS Bank USA’s risk-based capital ratios.

$ in millions	Standardized	Advanced
As of September 2026
CET1 capital	$54,537	$54,537
Tier 1 capital	$54,537	$54,537
Tier 2 capital	$9,165	$7,540
Total capital	$63,702	$62,077
RWAs	$455,141	$342,728

CET1 capital ratio	12.0%	15.9%
Tier 1 capital ratio	12.0%	15.9%
Total capital ratio	14.0%	18.1%
As of December 2025
CET1 capital	$64,071	$64,071
Tier 1 capital	$64,071	$64,071
Tier 2 capital	$2,052	$677
Total capital	$66,123	$64,748
RWAs	$409,796	$306,699

CET1 capital ratio	15.6%	20.9%
Tier 1 capital ratio	15.6%	20.9%
Total capital ratio	16.1%	21.1%
In the table above:
•The lower of the Standardized or Advanced ratio is the ratio against which GS Bank USA’s compliance with the capital requirements is assessed under the risk-based Capital Rules, and therefore, the Standardized ratios applied to GS Bank USA as of both September 2026 and December 2025.
•The Standardized and Advanced risk-based capital ratios as of September 2026 decreased compared with December 2025, primarily reflecting a decrease in capital (principally due to dividend distributions, partially offset by net earnings) and increases in both Credit and Market RWAs.

79	Goldman Sachs September 2026 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
The table below presents information about GS Bank USA’s leverage ratios.

	For the Three Months
	Ended or as of
	September	December
$ in millions	2026	2025
Tier 1 capital	$54,537	$64,071
Average adjusted total assets	$787,255	$656,463
Total leverage exposure	$1,071,035	$912,004

Tier 1 leverage ratio	6.9%	9.8%
SLR	5.1%	7.0%
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
The FRB requires that GS Bank USA maintain cash reserves with the Federal Reserve. As of both September 2026 and December 2025, the reserve requirement ratio was zero percent. See Note 26 for further information about cash deposits held by the firm at the Federal Reserve.
GS Bank USA is a registered swap dealer with the CFTC and a registered security-based swap dealer with the SEC. As of both September 2026 and December 2025, GS Bank USA was subject to and in compliance with applicable capital requirements for swap dealers and security-based swap dealers.

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
Group Inc.’s equity investment in subsidiaries was $142.34 billion as of September 2026 and $143.11 billion as of December 2025. The firm’s regulated subsidiaries were required to hold minimum equity capital of $110.92 billion as of September 2026 and $109.48 billion as of December 2025 to satisfy regulatory requirements.
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

Goldman Sachs September 2026 Form 10-Q	80

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
The table below presents information about basic and diluted EPS.

	Three Months Ended September		Nine Months Ended September
in millions, except per share amounts	2026	2025	2026	2025
Net earnings to common	$5,122	$3,860	$16,924	$11,916
Net earnings to participating securities	(17)	(15)	(49)	(39)
Impact of dilutive instruments	17	15	48	39
Net earnings to common for diluted EPS	$5,122	$3,860	$16,923	$11,916

Weighted average basic shares	296.1	309.6	299.9	314.6
Dilutive effect of RSUs	4.6	5.4	4.3	4.6
Dilutive effect of convertible instruments	0.4	–	0.4	–
Weighted average diluted shares	301.1	315.0	304.6	319.2

Basic EPS	$17.24	$12.42	$56.27	$37.75
Diluted EPS	$17.01	$12.25	$55.56	$37.33
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
•Impact of dilutive instruments represents net earnings attributable to instruments that have a dilutive effect on the EPS calculation. For RSUs and certain other share-based arrangements, diluted EPS is calculated under both the two-class and treasury stock methods, and for each, the more dilutive amount is reported. For each of the periods presented, substantially all RSUs were more dilutive under the treasury stock method, and for both the three and nine months ended September 2026, certain other share-based arrangements were more dilutive under the two-class method. For convertible instruments, diluted EPS is calculated using the if-converted method if dilutive. For both the three and nine months ended September 2026, the if-converted method was dilutive.
•Diluted EPS does not include antidilutive RSUs and other share-based arrangements, including those that are subject to service, market or performance conditions, of 0.3 million for both the three and nine months ended September 2026, less than 0.1 million for the three months ended September 2025 and 0.1 million for the nine months ended September 2025.

Note 22.
Transactions with Affiliated Funds
The firm has formed nonconsolidated investment funds with third-party investors. As the firm generally acts as the investment manager for these funds, it is entitled to receive management fees and, in certain cases, incentive fees from these funds. Additionally, the firm invests alongside its clients in certain funds.
The tables below present information about affiliated funds.

	Three Months Ended September		Nine Months Ended September
$ in millions	2026	2025	2026	2025
Fees earned from funds	$2,327	$1,476	$5,671	$4,381

	As of
	September	December
$ in millions	2026	2025
Fees receivable from funds	$1,909	$1,586
Aggregate carrying value of interests in funds	$3,424	$3,362
In the ordinary course of business, the firm may choose to provide voluntary financial support to funds, although any such support is not expected to be material to the results of operations of the firm. The firm has waived or deferred collection of management fees and has deferred reimbursement of expenses, and in the future may waive or defer collection of management fees, from select funds. The impact of these voluntary waivers and deferrals on the firm’s results of operations was approximately $35 million for the three months ended September 2026, approximately $50 million for the three months ended September 2025, approximately $170 million for the nine months ended September 2026 and approximately $145 million for the nine months ended September 2025. Except as noted above, the firm did not provide any additional voluntary financial support to its affiliated funds during each of the three and nine months ended September 2026 and September 2025.
In addition, in the ordinary course of business and subject to applicable regulatory requirements, the firm may also engage in other activities with its affiliated funds, including, among others, securities lending, trade execution, market-making, custody and warehousing. See Note 18 for information about the firm’s investment commitments related to these funds.

81	Goldman Sachs September 2026 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Note 23.
Interest Income and Interest Expense
Interest is recorded over the life of the instrument on an accrual basis based on contractual interest rates.
The table below presents sources of interest income and interest expense.

	Three Months Ended September		Nine Months Ended September
$ in millions	2026	2025	2026	2025
Deposits with banks	$1,458	$1,659	$4,139	$4,573
Collateralized agreements	4,844	4,720	14,385	14,016
Trading assets	5,049	4,305	14,534	12,726
Investments	2,542	1,985	6,974	5,680
Loans	3,760	4,411	10,799	12,400
Other interest	5,140	3,742	14,646	10,599
Total interest income	22,793	20,822	65,477	59,994
Deposits	5,085	4,670	14,857	13,745
Collateralized financings	4,875	4,297	13,964	12,671
Trading liabilities	1,148	1,096	3,517	2,988
Short-term borrowings	401	294	1,153	1,055
Long-term borrowings	3,054	2,546	8,124	7,618
Other interest	4,460	4,067	12,583	12,066
Total interest expense	19,023	16,970	54,198	50,143
Net interest income	$3,770	$3,852	$11,279	$9,851
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

Goldman Sachs September 2026 Form 10-Q	82

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
The table below presents the earliest tax years that remain subject to examination by major jurisdiction.

As of
Jurisdiction	September 2026
U.S. Federal	2011
New York State and City	2015
United Kingdom	2017
Japan	2020
Hong Kong	2020
The firm has been accepted into the Compliance Assurance Process (CAP) program by the IRS for each of the tax years from 2013 through 2026. This program allows the firm to work with the IRS to identify and resolve potential U.S. federal tax issues before the filing of tax returns. All issues addressed through the CAP program through the 2018 tax year have been resolved and completion is pending final review by the Joint Committee on Taxation. All issues for the 2019 through 2022 tax years have been resolved and will be effectively settled pending administrative completion by the IRS. Final completion of tax years 2011 through 2022 will not have a material impact on the effective tax rate. The 2023 to 2025 tax years remain subject to post-filing review. New York State and City examinations of tax years 2015 through 2018 commenced during 2021.
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
The firm’s chief operating decision maker (CODM) is its president and chief operating officer. The CODM makes operating decisions, assesses the performance of, and allocates resources to, the firm’s operating segments principally based on the total net revenues, revenues net of provision for credit losses, total operating expenses, pre-tax earnings, net earnings applicable to common shareholders and the return on average common equity of the segments. The CODM evaluates segment operating performance against the firm’s targets and industry metrics and considers the current and future business and operating environment.
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

83	Goldman Sachs September 2026 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Segment Results
The table below presents a summary of the firm’s segment results.

	Three Months Ended September		Nine Months Ended September
$ in millions	2026	2025	2026	2025
Global Banking & Markets
Non-interest revenues	$11,143	$8,163	$34,599	$26,019
Net interest income	2,315	2,005	7,117	5,023
Total net revenues	13,458	10,168	41,716	31,042
Provision for credit losses	345	82	668	321

Compensation and benefits	2,899	2,613	10,187	8,615
Other operating expenses	4,432	3,215	12,099	9,022
Total operating expenses	7,331	5,828	22,286	17,637
Pre-tax earnings	$5,782	$4,258	$18,762	$13,084
Net earnings	$4,360	$3,230	$14,933	$10,272
Net earnings to common	$4,219	$3,040	$14,422	$9,763
Average common equity	$81,485	$79,338	$81,705	$79,401
Return on average common equity	20.7%	15.3%	23.5%	16.4%

Asset & Wealth Management
Non-interest revenues	$4,300	$3,307	$11,609	$9,287
Net interest income	751	1,111	2,117	2,673
Total net revenues	5,051	4,418	13,726	11,960
Provision for credit losses	23	(29)	116	(107)

Compensation and benefits	2,151	1,977	6,139	5,316
Other operating expenses	1,561	1,314	4,113	3,846
Total operating expenses	3,712	3,291	10,252	9,162
Pre-tax earnings	$1,316	$1,156	$3,358	$2,905
Net earnings	$1,010	$886	$2,673	$2,281
Net earnings to common	$983	$846	$2,573	$2,169
Average common equity	$24,427	$24,759	$23,793	$24,691
Return on average common equity	16.1%	13.7%	14.4%	11.7%

Platform Solutions
Non-interest revenues	$(534)	$(138)	$(1,243)	$(328)
Net interest income	704	736	2,045	2,155
Total net revenues	170	598	802	1,827
Provision for credit losses	–	286	1	796

Compensation and benefits	72	90	312	310
Other operating expenses	193	244	557	713
Total operating expenses	265	334	869	1,023
Pre-tax earnings/(loss)	$(95)	$(22)	$(68)	$8
Net earnings/(loss)	$(76)	$(18)	$(54)	$6
Net earnings/(loss) to common	$(80)	$(26)	$(71)	$(16)
Average common equity	$3,468	$4,257	$3,562	$4,389
Return on average common equity	(9.2)%	(2.4)%	(2.7)%	(0.5)%

Total
Non-interest revenues	$14,909	$11,332	$44,965	$34,978
Net interest income	3,770	3,852	11,279	9,851
Total net revenues	18,679	15,184	56,244	44,829
Provision for credit losses	368	339	785	1,010

Compensation and benefits	5,122	4,680	16,638	14,241
Other operating expenses	6,186	4,773	16,769	13,581
Total operating expenses	11,308	9,453	33,407	27,822
Pre-tax earnings	$7,003	$5,392	$22,052	$15,997
Net earnings	$5,294	$4,098	$17,552	$12,559
Net earnings to common	$5,122	$3,860	$16,924	$11,916
Average common equity	$109,380	$108,354	$109,060	$108,481
Return on average common equity	18.7%	14.2%	20.7%	14.6%

In the table above:
•Other operating expenses for Global Banking & Markets for each of the three and nine months ended September 2026 and September 2025 primarily included transaction based, communications and technology, and depreciation and amortization expenses, and for the three months ended September 2026, also included charitable contributions to Goldman Sachs Gives.
•Other operating expenses for Asset & Wealth Management for each of the three and nine months ended September 2026 and September 2025 primarily included transaction based, depreciation and amortization, communications and technology, and professional fees expenses.
•Other operating expenses for Platform Solutions for each of the three and nine months ended September 2026 and September 2025 primarily included communications and technology, and professional fees expenses, and, for both the three and nine months ended September 2025, also primarily included depreciation and amortization expenses.
The table below presents depreciation and amortization expenses by segment.

	Three Months Ended September		Nine Months Ended September
$ in millions	2026	2025	2026	2025
Global Banking & Markets	$283	$285	$857	$869
Asset & Wealth Management	239	214	633	690
Platform Solutions	15	32	51	96
Total	$537	$531	$1,541	$1,655
Segment Assets
The table below presents assets by segment.

	As of
	September	December
$ in millions	2026	2025
Global Banking & Markets	$1,939,612	$1,582,670
Asset & Wealth Management	210,899	198,570
Platform Solutions	29,915	28,080
Total	$2,180,426	$1,809,320

Goldman Sachs September 2026 Form 10-Q	84

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
•Platform Solutions: location of the client.
The table below presents total net revenues and pre-tax earnings by geographic region.

$ in millions	2026		2025
Three Months Ended September
Americas	$11,674	63%	$10,020	66%
EMEA	3,205	17%	3,163	21%
Asia	3,800	20%	2,001	13%
Total net revenues	$18,679	100%	$15,184	100%

Americas	$4,540	65%	$3,809	71%
EMEA	1,183	17%	1,175	22%
Asia	1,280	18%	408	7%
Total pre-tax earnings	$7,003	100%	$5,392	100%

Nine Months Ended September
Americas	$34,312	61%	$28,868	65%
EMEA	11,474	20%	10,465	23%
Asia	10,458	19%	5,496	12%
Total net revenues	$56,244	100%	$44,829	100%

Americas	$13,969	63%	$10,478	65%
EMEA	4,736	22%	4,148	26%
Asia	3,347	15%	1,371	9%
Total pre-tax earnings	$22,052	100%	$15,997	100%
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
The table below presents the credit concentrations included in trading cash instruments and investments.

	As of
	September	December
$ in millions	2026	2025
U.S. government and agency obligations	$464,278	$391,750
Percentage of total assets	21.3%	21.7%
Non-U.S. government and agency obligations	$163,240	$112,031
Percentage of total assets	7.5%	6.2%
In addition, the firm had $135.67 billion as of September 2026 and $130.99 billion as of December 2025 of cash deposits held at central banks (included in cash and cash equivalents), of which $84.10 billion as of September 2026 and $86.09 billion as of December 2025 was held at the Federal Reserve.
As of both September 2026 and December 2025, the firm did not have credit exposure to any other counterparty that exceeded 2% of total assets.

85	Goldman Sachs September 2026 Form 10-Q

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

	As of
	September	December
$ in millions	2026	2025
U.S. government and agency obligations	$91,492	$104,073
Non-U.S. government and agency obligations	$70,939	$54,213
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
With respect to matters described below for which management has been able to estimate a range of reasonably possible loss where (i) actual or potential plaintiffs have claimed an amount of money damages, (ii) the firm is being, or threatened to be, sued by purchasers in a securities offering and is not being indemnified by a party that the firm believes will pay the full amount of any judgment, or (iii) the purchasers are demanding that the firm repurchase securities, management has estimated the upper end of the range of reasonably possible loss based on (a) in the case of (i), the amount of money damages claimed, (b) in the case of (ii), the difference between the initial sales price of the securities that the firm sold in such offering and the estimated lowest subsequent price of such securities prior to the action being commenced and (c) in the case of (iii), the price that purchasers paid for the securities less the estimated value, if any, as of September 2026 of the relevant securities, in each of cases (i), (ii) and (iii), taking into account any other factors believed to be relevant to the particular matter or matters of that type. As of the date hereof, the firm has estimated the upper end of the range of reasonably possible aggregate loss for such matters and for any other matters described below where management has been able to estimate a range of reasonably possible aggregate loss to be approximately $1.1 billion in excess of the aggregate reserves for such matters.

Goldman Sachs September 2026 Form 10-Q	86

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
On December 20, 2018, a putative securities class action lawsuit was filed in the U.S. District Court for the Southern District of New York against Group Inc. and certain former officers of the firm alleging violations of the anti-fraud provisions of the Exchange Act with respect to Group Inc.’s disclosures and public statements concerning 1MDB and seeking unspecified damages. The plaintiff filed a second amended complaint on October 28, 2019. On June 28, 2021, the court dismissed the claims against one of the individual defendants but denied the defendants’ motion to dismiss with respect to the firm and the remaining individual defendants. On August 4, 2023, the plaintiff filed a third amended complaint. On September 4, 2025, the court adopted the Magistrate Judge’s report and recommendation granting the plaintiff’s motion for class certification in part. On December 23, 2025, the U.S. Court of Appeals for the Second Circuit denied the defendants’ petition seeking interlocutory review of the district court’s grant of class certification. On March 2, 2026, the defendants moved for summary judgment. On May 20, 2026, the plaintiff moved for preliminary approval of a settlement. The firm has reserved the full amount of its proposed contribution to the settlement.

87	Goldman Sachs September 2026 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Mortgage-Related Matters
Complaints were filed in the U.S. District Court for the Southern District of New York on July 25, 2019 and May 29, 2020 against Goldman Sachs Mortgage Company and GS Mortgage Securities Corp. by U.S. Bank National Association, as trustee for two residential mortgage-backed securitization trusts that issued $1.7 billion of securities. The complaints generally allege that mortgage loans in the trusts failed to conform to applicable representations and warranties and seek specific performance or, alternatively, compensatory damages and other relief. On November 23, 2020, the court granted in part and denied in part the defendants’ motion to dismiss the complaint in the first action and denied the defendants’ motion to dismiss the complaint in the second action. On January 14, 2021, amended complaints were filed in both actions.
Currencies-Related Litigation
GS&Co. is among the defendants named in a putative class action filed in the U.S. District Court for the Southern District of New York on August 4, 2021. The amended complaint, filed on January 6, 2022, generally asserts claims under federal antitrust law and state common law in connection with an alleged conspiracy among the defendants to manipulate auctions for foreign exchange transactions on an electronic trading platform, as well as claims under the Racketeer Influenced and Corrupt Organizations Act. The complaint seeks declaratory and injunctive relief, as well as unspecified amounts of treble and other damages. On May 18, 2023, the court dismissed certain state common law claims, but denied dismissal of the remaining claims. On July 8, 2025, the plaintiffs filed a third amended complaint. On June 11, 2026, the court granted in part and denied in part the plaintiffs’ motion for class certification, and on June 26, 2026, the defendants filed a petition with the U.S. Court of Appeals for the Second Circuit seeking interlocutory review of the district court’s grant of class certification. On August 10, 2026, the plaintiffs moved for partial summary judgment, and the defendants moved for summary judgment.
Banco Espirito Santo S.A. and Oak Finance
In December 2014, September 2015 and December 2015, the Bank of Portugal (BoP) rendered decisions to reverse an earlier transfer to Novo Banco S.A. (Novo Banco) of an $835 million facility agreement (the Facility), structured by GSI, between Oak Finance Luxembourg S.A. (Oak Finance), a special purpose vehicle formed in connection with the Facility, and Banco Espirito Santo S.A. (BES) prior to the failure of BES. In response, GSI and, with respect to the BoP’s December 2015 decision, GSIB commenced actions beginning in February 2015 against Novo Banco in the English Commercial Court and the BoP in the Portuguese Administrative Court. In July 2018, the English Supreme Court found that the English courts will not have jurisdiction over GSI’s action unless and until the Portuguese Administrative Court finds against the BoP in GSI’s parallel action. In July 2018, the Liquidation Committee for BES issued a decision seeking to claw back from GSI $54 million paid to GSI and $50 million allegedly paid to Oak Finance in connection with the Facility, alleging that GSI acted in bad faith in extending the Facility, including because GSI allegedly knew that BES was at risk of imminent failure. In October 2018, GSI commenced an action in the Lisbon Commercial Court challenging the Liquidation Committee’s decision and has since also issued a claim against the Portuguese State seeking compensation for losses of approximately $222 million related to the failure of BES, together with a contingent claim for the $104 million sought by the Liquidation Committee. On April 11, 2023, GSI commenced administrative proceedings against the BoP, seeking the nullification of the BoP’s September 2015 and December 2015 decisions on new grounds. Trial on the action pending in the Lisbon Commercial Court began on October 6, 2026.
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

Goldman Sachs September 2026 Form 10-Q	88

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Silicon Valley Bank Matters
GS&Co. is among the underwriters named as defendants in a putative securities class action filed on April 7, 2023 and consolidated in the U.S. District Court for the Northern District of California and an individual action filed on January 25, 2024 in the same court relating to SVB Financial Group’s (SVBFG) January 2021 public offerings of $500 million principal amount of senior notes and $750 million of depositary shares representing interests in preferred stock, March 2021 public offering of approximately $1.2 billion of common stock, May 2021 public offerings of $1.0 billion of depositary shares representing interests in preferred stock and $500 million principal amount of senior notes, August 2021 public offering of approximately $1.3 billion of common stock, and April 2022 public offering of $800 million aggregate principal amount of senior notes, among other public offerings of securities. In addition to the underwriters, the defendants include certain of SVBFG’s officers and directors and its auditor. GS&Co. underwrote an aggregate of 831,250 depositary shares representing an aggregate offering price of approximately $831 million, an aggregate of 3,266,108 shares of common stock representing an aggregate offering price of approximately $1.8 billion and senior notes representing an aggregate price to the public of approximately $727 million. The complaints generally assert claims under the federal securities laws and allege that the offering documents contained material misstatements and omissions. The complaints seek compensatory damages in unspecified amounts. On March 17, 2023, SVBFG filed for Chapter 11 bankruptcy in the U.S. Bankruptcy Court for the Southern District of New York. On January 16, 2024, the plaintiffs filed a consolidated amended complaint in the putative class action, and on June 13, 2025, the court denied the defendants’ motion to dismiss the consolidated amended complaint. On August 20, 2026, the plaintiffs filed a second consolidated amended complaint, and on October 12, 2026, the plaintiffs filed a renewed motion for class certification.

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
ContextLogic Inc. GS&Co. is among the underwriters named as defendants in putative securities class actions filed beginning on May 17, 2021 and consolidated in the U.S. District Court for the Northern District of California, relating to ContextLogic Inc.’s (ContextLogic) $1.1 billion December 2020 initial public offering of common stock. In addition to the underwriters, the defendants include ContextLogic and certain of its officers and directors. GS&Co. underwrote 16,169,000 shares of common stock representing an aggregate offering price of approximately $388 million. On July 15, 2022, the plaintiffs filed a consolidated amended complaint, and on March 10, 2023, the court granted the defendants’ motion to dismiss the consolidated amended complaint with leave to amend. On April 10, 2023, the plaintiffs filed a second consolidated amended complaint, and on December 22, 2023, the court granted in part and denied in part the defendants’ motion to dismiss the second consolidated amended complaint with leave to amend. On February 15, 2024, the plaintiffs filed a third consolidated amended complaint, and on August 22, 2024, the court granted the defendants’ motion to dismiss the third consolidated amended complaint without leave to amend. On February 12, 2025, the court denied the plaintiffs’ motion to alter the judgment, and on March 13, 2025, the plaintiffs appealed to the U.S. Court of Appeals for the Ninth Circuit. On October 14, 2026, the plaintiffs moved for preliminary approval of a settlement, which will not require a contribution from GS&Co.

89	Goldman Sachs September 2026 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
DiDi Global Inc. Goldman Sachs (Asia) L.L.C. (GS Asia) is among the underwriters named as defendants in putative securities class actions filed beginning on July 6, 2021 in the U.S. District Courts for the Southern District of New York and the Central District of California and New York Supreme Court, County of New York, relating to DiDi Global Inc.’s (DiDi) $4.4 billion June 2021 initial public offering of American Depositary Shares (ADS). In addition to the underwriters, the defendants include DiDi and certain of its officers and directors. GS Asia underwrote 104,554,000 ADS representing an aggregate offering price of approximately $1.5 billion. On September 22, 2021, plaintiffs in the California action voluntarily dismissed their claims without prejudice. On May 5, 2022, plaintiffs in the consolidated federal action filed a second consolidated amended complaint. On March 14, 2024, the court denied the defendants’ motions to dismiss the second consolidated amended complaint. On January 6, 2025, the plaintiffs moved for class certification, and on August 13, 2025, the court granted in part and denied in part the plaintiffs’ motion for class certification. On June 16, 2026, the court approved a settlement, which does not require a contribution from GS Asia.
Zymergen Inc. GS&Co. is among the underwriters named as defendants in a putative securities class action filed on August 4, 2021 in the U.S. District Court for the Northern District of California relating to Zymergen Inc.’s (Zymergen) $575 million April 2021 initial public offering of common stock. In addition to the underwriters, the defendants include Zymergen, certain of its officers and directors and certain of its shareholders. GS&Co. underwrote 5,750,345 shares of common stock representing an aggregate offering price of approximately $178 million. On February 24, 2022, the plaintiffs filed an amended complaint, and on November 29, 2022, the court granted in part and denied in part the defendants’ motion to dismiss the amended complaint, denying dismissal of the claims for violations of Section 11 of the Securities Act. On August 11, 2023, the court granted the plaintiffs’ motion for class certification. On October 3, 2023, Zymergen and three affiliates filed Chapter 11 bankruptcy petitions in the U.S. Bankruptcy Court for the District of Delaware. On March 4, 2024, the plaintiffs filed a second amended complaint. On October 19, 2026, the court approved a settlement. The firm has paid the full amount of its contribution to the settlement.

Natera Inc. GS&Co. is among the underwriters named as defendants in putative securities class actions in New York Supreme Court, County of New York and the U.S. District Court for the Western District of Texas filed on March 10, 2022 and October 7, 2022, respectively, relating to Natera Inc.’s (Natera) approximately $585 million July 2021 public offering of common stock. In addition to the underwriters, the defendants include Natera and certain of its officers and directors. GS&Co. underwrote 1,449,000 shares of common stock representing an aggregate offering price of approximately $164 million. On July 15, 2022, the parties in the state court action filed a stipulation and proposed order approving the discontinuance of the action without prejudice. On September 11, 2023, the federal court granted in part and denied in part the defendants’ motion to dismiss. On May 9, 2025, the U.S. Court of Appeals for the Fifth Circuit granted the defendants’ petition seeking interlocutory review of the district court’s March 21, 2025 grant of class certification. On August 4, 2026, the federal court granted the plaintiffs’ motion to voluntarily dismiss the remaining claims against the underwriter defendants, including GS&Co., without prejudice.
Robinhood Markets, Inc. GS&Co. is among the underwriters named as defendants in a putative securities class action filed on December 17, 2021 in the U.S. District Court for the Northern District of California relating to Robinhood Markets, Inc.’s (Robinhood) approximately $2.2 billion July 2021 initial public offering of common stock. In addition to the underwriters, the defendants include Robinhood and certain of its officers and directors. GS&Co. underwrote 18,039,706 shares of common stock representing an aggregate offering price of approximately $686 million. On February 10, 2023, the court granted the defendants’ motion to dismiss the complaint with leave to amend, and on March 13, 2023, the plaintiffs filed a second amended complaint. On January 24, 2024, the court granted the defendants’ motion to dismiss the second amended complaint without leave to amend. On August 29, 2025, the U.S. Court of Appeals for the Ninth Circuit affirmed in part and vacated in part the district court’s dismissal and remanded the case for further proceedings. On October 8, 2025, the defendants’ petition for rehearing en banc with the U.S. Court of Appeals for the Ninth Circuit was denied. On February 5, 2026, the defendants filed a petition for a writ of certiorari with the U.S. Supreme Court.

Goldman Sachs September 2026 Form 10-Q	90

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
Bright Health Group, Inc. GS&Co. is among the underwriters named as defendants in an amended complaint for a putative securities class action filed on June 24, 2022 in the U.S. District Court for the Eastern District of New York relating to Bright Health Group, Inc.’s (Bright Health) approximately $924 million June 2021 initial public offering of common stock. In addition to the underwriters, the defendants include Bright Health and certain of its officers and directors. GS&Co. underwrote 11,297,000 shares of common stock representing an aggregate offering price of approximately $203 million. On September 30, 2024, the court granted the defendants’ motion to dismiss the amended complaint. On November 13, 2025, the U.S. Court of Appeals for the Second Circuit vacated the district court’s dismissal and remanded the case for further proceedings. On July 24, 2026, the plaintiff served a motion for class certification. On August 6, 2026, the parties informed the court that they had reached a settlement in principle, subject to final documentation and court approval, to resolve the action.

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

91	Goldman Sachs September 2026 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Rent the Runway, Inc. GS&Co. is among the underwriters named as defendants in a putative securities class action filed on November 14, 2022 in the U.S. District Court for the Eastern District of New York relating to Rent the Runway, Inc.’s (Rent the Runway) $357 million October 2021 initial public offering of common stock. In addition to the underwriters, the defendants include Rent the Runway and certain of its officers and directors. GS&Co. underwrote 5,254,304 shares of common stock representing an aggregate offering price of approximately $110 million. On September 5, 2023, the plaintiffs filed an amended complaint, and on September 25, 2024, the court granted in part and denied in part the defendants’ motion to dismiss the amended complaint. On September 12, 2025, the court granted in part and denied in part the defendants’ motion for reconsideration of the court’s order. On November 23, 2025, the defendants served a motion for judgment on the pleadings. On September 10, 2026, the court preliminarily approved a settlement, which will not require a contribution from GS&Co.
FIGS, Inc. GS&Co. is among the underwriters named as defendants in a putative securities class action filed on December 8, 2022 in the U.S. District Court for the Central District of California relating to FIGS, Inc.’s (FIGS) approximately $668 million May 2021 initial public offering and approximately $413 million September 2021 secondary equity offering. In addition to the underwriters, the defendants include FIGS, certain of its officers and directors and certain of its shareholders. GS&Co. underwrote 9,545,073 shares of common stock in the May 2021 initial public offering representing an aggregate offering price of approximately $210 million and 3,179,047 shares of common stock in the September 2021 secondary equity offering representing an aggregate offering price of approximately $128 million. On April 10, 2023, the plaintiffs filed a consolidated complaint, and on January 17, 2024, the court granted the defendants’ motions to dismiss the consolidated complaint with leave to amend. On March 19, 2024, the plaintiffs filed a first amended complaint, and on January 10, 2025, the court granted in part and denied in part the defendants’ motions to dismiss the first amended complaint with leave to amend, resulting in the dismissal of all claims against the underwriter defendants, including GS&Co. On August 11, 2026, the U.S. Court of Appeals for the Ninth Circuit affirmed the court’s dismissal.

Venture Global, Inc. GS&Co. is among the underwriters named as defendants in a putative securities class action filed on April 15, 2025 in the U.S. District Court for the Eastern District of Virginia and transferred to the U.S. District Court for the Southern District of New York on June 2, 2025 relating to Venture Global, Inc.’s (Venture Global) approximately $1.8 billion January 2025 initial public offering of common stock. In addition to the underwriters, the defendants include Venture Global and certain of its officers and directors. GS&Co. underwrote 15,875,728 shares of common stock representing an aggregate offering price of approximately $397 million. GS&Co. is also among the underwriters named as defendants in related purported shareholder derivative actions filed beginning on May 7, 2025 in, or subsequently transferred to, the U.S. District Court for the Southern District of New York. The derivative actions include allegations that the underwriters aided and abetted breaches of fiduciary duties by the director and officer defendants and seek unspecified damages and injunctive relief. On July 23, 2025, the court stayed the derivative actions pending the resolution of the putative securities class action. On December 5, 2025, the plaintiffs filed a second amended complaint in the putative securities class action, and on October 13, 2026, the court granted the defendants’ motion to dismiss the second amended complaint with prejudice.
Ibotta, Inc. GS&Co. is among the underwriters named as defendants in putative securities class actions filed beginning on April 17, 2025 and consolidated in the U.S. District Court for the District of Colorado relating to Ibotta, Inc.’s (Ibotta) approximately $664 million April 2024 initial public offering of common stock. In addition to the underwriters, the defendants include Ibotta and certain of its officers and directors. GS&Co. underwrote 2,565,235 shares of common stock representing an aggregate offering price of approximately $226 million. On October 15, 2025, the plaintiffs filed a consolidated amended complaint, and on December 15, 2025, the defendants moved to dismiss the consolidated amended complaint. On August 3, 2026, the court granted the defendants’ motion to dismiss without prejudice.

Goldman Sachs September 2026 Form 10-Q	92

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
F45 Training Holdings Inc. GS&Co. is among the underwriters named as defendants in an amended complaint for a putative securities class action filed on May 19, 2023 in the U.S. District Court for the Western District of Texas relating to F45 Training Holdings Inc.’s (F45) approximately $350 million July 2021 initial public offering of common stock. In addition to the underwriters, the defendants include F45, certain of its officers and directors and certain of its shareholders. GS&Co. acted as a qualified independent underwriter for the offering and underwrote 8,303,744 shares of common stock representing an aggregate offering price of approximately $133 million. On January 25, 2024, the plaintiffs filed a second amended complaint, and on February 21, 2025, the court granted in part and denied in part the defendants’ motion to dismiss without prejudice, denying dismissal of the claims for violations of Sections 11 and 12 of the Securities Act. On August 31, 2026, the court approved a settlement, which does not require a contribution from GS&Co.
StubHub Holdings, Inc. GS&Co. is among the underwriters named as defendants in a putative securities class action filed on November 24, 2025 in the U.S. District Court for the Southern District of New York relating to StubHub Holdings, Inc.’s (StubHub) approximately $758 million September 2025 initial public offering of common stock. In addition to the underwriters, the defendants include StubHub and certain of its officers and directors. GS&Co. underwrote 10,680,176 shares of common stock representing an aggregate offering price of approximately $251 million. On June 26, 2026, the plaintiffs filed a second amended complaint, and on July 31, 2026, the defendants moved to dismiss the second amended complaint.
Klarna Group plc. GS&Co. is among the underwriters named as defendants in a putative securities class action filed on December 22, 2025 in the U.S. District Court for the Eastern District of New York relating to Klarna Group plc’s (Klarna) approximately $1.6 billion September 2025 initial public offering of common stock. In addition to the underwriters, the defendants include Klarna and certain of its officers and directors. GS&Co. underwrote 10,850,940 shares of common stock representing an aggregate offering price of approximately $434 million. On June 29, 2026, the plaintiffs filed an amended complaint, and on September 8, 2026, the defendants moved to dismiss the amended complaint.

Navan, Inc. GS&Co. is among the underwriters named as defendants in a putative securities class action filed on February 23, 2026 in the U.S. District Court for the Northern District of California relating to Navan, Inc.’s (Navan) approximately $923 million October 2025 initial public offering of common stock. In addition to the underwriters, the defendants include Navan and certain of its officers and directors. GS&Co. underwrote 12,923,543 shares of common stock representing an aggregate offering price of approximately $323 million. On August 5, 2026, the plaintiff filed an amended complaint, and on September 24, 2026, the defendants moved to dismiss the amended complaint.
Firefly Aerospace Inc. GS&Co. is among the underwriters named as defendants in an amended consolidated complaint for a putative securities class action filed on May 29, 2026 in the U.S. District Court for the Western District of Texas relating to Firefly Aerospace Inc.’s (Firefly) approximately $1.0 billion August 2025 initial public offering of common stock. In addition to the underwriters, the defendants include Firefly, certain of its officers and directors and certain of its shareholders. GS&Co. underwrote 6,030,384 shares of common stock representing an aggregate offering price of approximately $271 million. On July 30, 2026, the defendants moved to dismiss the amended consolidated complaint.
Via Transportation, Inc. GS&Co. is among the underwriters named as defendants in a putative securities class action filed on June 9, 2026 in the U.S. District Court for the Southern District of New York relating to Via Transportation, Inc.’s (Via) approximately $555 million September 2025 initial public offering of common stock. In addition to the underwriters, the defendants include Via and certain of its officers and directors. GS&Co. underwrote 3,819,095 shares of common stock representing an aggregate offering price of approximately $176 million. On October 23, 2026, the plaintiff filed an amended complaint.
Gemini Space Station, Inc. GS&Co. is among the underwriters named as defendants in an amended complaint for a putative securities class action filed on August 26, 2026 in the U.S. District Court for the Southern District of New York relating to Gemini Space Station, Inc.’s (Gemini) approximately $446 million September 2025 initial public offering of common stock. In addition to the underwriters, the defendants include Gemini and certain of its officers and directors. GS&Co. underwrote 4,765,014 shares of common stock representing an aggregate offering price of approximately $133 million.

93	Goldman Sachs September 2026 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
York Space Systems Inc. GS&Co. is among the underwriters named as defendants in a putative securities class action filed on August 31, 2026 in the U.S. District Court for the District of Colorado relating to York Space Systems Inc.’s (York) approximately $629 million January 2026 initial public offering of common stock. In addition to the underwriters, the defendants include York and certain of its officers and directors. GS&Co. underwrote 5,123,695 shares of common stock representing an aggregate offering price of approximately $174 million.
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

GS&Co. is also among the defendants named in a related putative class action filed on June 2, 2021 in the U.S. District Court for the Southern District of New York. The complaint alleges the same conspiracy in the market for VRDOs as that alleged in the consolidated amended complaint filed on May 31, 2019, and asserts federal antitrust law, state law and state common law claims against the defendants. The complaint seeks declaratory and injunctive relief, as well as unspecified amounts of compensatory, treble and other damages. On August 6, 2021, the plaintiffs in the May 31, 2019 action filed an amended complaint consolidating the June 2, 2021 action with the May 31, 2019 action. On September 14, 2021, the defendants filed a joint partial motion to dismiss the August 6, 2021 amended consolidated complaint. On June 28, 2022, the court granted in part and denied in part the defendants’ motion to dismiss, dismissing the state breach of fiduciary duty claim against GS&Co., but declining to dismiss any portion of the federal antitrust law claims. On September 21, 2023, the court granted the plaintiffs’ motion for class certification, and on August 1, 2025, the U.S. Court of Appeals for the Second Circuit affirmed the court’s grant of class certification. On April 20, 2026, the defendants’ petition for a writ of certiorari with the U.S. Supreme Court was denied. On July 13, 2026, the defendants moved for summary judgment.
Interest Rate Swap Antitrust Litigation
Group Inc., GS&Co., GSI, GS Bank USA and Goldman Sachs Financial Markets, L.P. are among the defendants named in two antitrust actions relating to the trading of interest rate swaps, commenced in April 2016 and June 2018, respectively, in the U.S. District Court for the Southern District of New York by three operators of swap execution facilities and certain of their affiliates. These actions have been consolidated for pretrial proceedings. The complaints generally assert claims under federal and state antitrust laws and state common law in connection with an alleged conspiracy among the defendants to preclude exchange trading of interest rate swaps. The complaints seek declaratory and injunctive relief, as well as treble damages in an unspecified amount. The defendants moved to dismiss the first action and the district court dismissed the state common law claims asserted by the plaintiffs in the first action and limited the antitrust claims to the period from 2013 to 2016. On November 20, 2018, the court granted in part and denied in part the defendants’ motion to dismiss the second action, dismissing the state common law claims for unjust enrichment and tortious interference, but denying dismissal of the federal and state antitrust claims. On March 12, 2026, the defendants moved for summary judgment.

Goldman Sachs September 2026 Form 10-Q	94

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Credit Default Swap Antitrust Litigation
Group Inc., GS&Co. and GSI were among the defendants named in a putative antitrust class action relating to the settlement of credit default swaps, filed on June 30, 2021 in the U.S. District Court for the District of New Mexico. The complaint generally asserts claims under federal antitrust law and the Commodity Exchange Act in connection with an alleged conspiracy among the defendants to manipulate the benchmark price used to value credit default swaps for settlement. The complaint also asserts a claim for unjust enrichment under state common law. The complaint seeks declaratory and injunctive relief, as well as unspecified amounts of treble and other damages. On November 15, 2021, the defendants filed a motion to dismiss the complaint. On February 4, 2022, the plaintiffs filed an amended complaint and voluntarily dismissed Group Inc. from the action. On June 5, 2023, the court dismissed the claims against certain foreign defendants for lack of personal jurisdiction but denied the defendants’ motion to dismiss with respect to GS&Co., GSI and the remaining defendants. On January 26, 2024, the U.S. District Court for the Southern District of New York granted the defendants’ motion to enforce a 2015 settlement and release among the parties and enjoined the plaintiffs from pursuing any claims against the defendants in the New Mexico action for any alleged violation of law based on conduct before June 30, 2014, and on May 20, 2025, the U.S. Court of Appeals for the Second Circuit dismissed the plaintiffs’ appeal of the district court’s order for lack of subject matter jurisdiction. On September 29, 2026, the U.S. District Court for the District of New Mexico granted in part and denied in part the defendants’ motion for judgment on the pleadings and granted the plaintiffs leave to file a second amended complaint.
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
The firm is cooperating with all such governmental and regulatory investigations and reviews.

95	Goldman Sachs September 2026 Form 10-Q

Report of Independent Registered Public
Accounting Firm
To the Board of Directors and Shareholders of The Goldman Sachs Group, Inc.
Results of Review of Interim Financial Statements
We have reviewed the accompanying consolidated balance sheet of The Goldman Sachs Group, Inc. and its subsidiaries (the Company) as of September 30, 2026, the related consolidated statements of earnings, comprehensive income and changes in shareholders’ equity for the three-month and nine-month periods ended September 30, 2026 and 2025, and the consolidated statements of cash flows for the nine-month periods ended September 30, 2026 and 2025, including the related notes (collectively referred to as the “interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.
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
/s/ PricewaterhouseCoopers LLP
New York, New York
November 2, 2026

Goldman Sachs September 2026 Form 10-Q	96

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Statistical Disclosures
Distribution of Assets, Liabilities and Shareholders’ Equity
The tables below present information about average balances, interest and average interest rates.

	Average Balance for the
	Three Months		Nine Months
	Ended September		Ended September
$ in millions	2026	2025	2026	2025
Assets
U.S.	$103,251	$116,013	$103,832	$99,833
Non-U.S.	79,335	63,898	73,200	67,407
Deposits with banks	182,586	179,911	177,032	167,240
U.S.	189,895	225,199	208,532	226,714
Non-U.S.	185,317	142,577	156,681	144,232
Collateralized agreements	375,212	367,776	365,213	370,946
U.S.	403,429	318,749	387,374	324,033
Non-U.S.	329,327	244,632	314,085	229,303
Trading assets	732,756	563,381	701,459	553,336
U.S.	245,400	185,974	225,802	181,405
Non-U.S.	24,893	17,384	22,416	16,454
Investments	270,293	203,358	248,218	197,859
U.S.	223,030	195,406	215,158	189,681
Non-U.S.	22,206	17,541	20,825	17,898
Loans	245,236	212,947	235,983	207,579
U.S.	146,705	98,668	140,879	94,237
Non-U.S.	80,661	63,019	80,126	58,898
Other interest-earning assets	227,366	161,687	221,005	153,135
Interest-earning assets	2,033,449	1,689,060	1,948,910	1,650,095
Cash and due from banks	5,577	4,912	5,397	4,871
Other non-interest-earning assets	123,344	112,187	125,706	111,950
Assets	$2,162,370	$1,806,159	$2,080,013	$1,766,916

Liabilities
U.S.	$434,610	$362,128	$422,049	$351,132
Non-U.S.	126,050	111,809	124,424	107,808
Interest-bearing deposits	560,660	473,937	546,473	458,940
U.S.	216,107	167,814	192,689	178,850
Non-U.S.	125,617	120,334	128,529	116,255
Collateralized financings	341,724	288,148	321,218	295,105
U.S.	91,518	82,428	89,825	76,394
Non-U.S.	128,220	104,331	124,685	91,957
Trading liabilities	219,738	186,759	214,510	168,351
U.S.	54,441	45,035	55,534	46,961
Non-U.S.	59,263	41,495	51,870	39,187
Short-term borrowings	113,704	86,530	107,404	86,148
U.S.	269,918	213,726	252,538	210,926
Non-U.S.	99,180	71,077	92,081	64,981
Long-term borrowings	369,098	284,803	344,619	275,907
U.S.	159,825	144,109	153,133	147,533
Non-U.S.	118,488	95,663	117,954	89,206
Other interest-bearing liabilities	278,313	239,772	271,087	236,739
Interest-bearing liabilities	1,883,237	1,559,949	1,805,311	1,521,190
Non-interest-bearing deposits	6,480	5,800	6,380	5,650
Other non-interest-bearing liabilities	148,932	116,903	145,294	116,632
Liabilities	2,038,649	1,682,652	1,956,985	1,643,472
Shareholders’ equity
Preferred stock	14,341	15,153	13,968	14,963
Common stock	109,380	108,354	109,060	108,481
Shareholders’ equity	123,721	123,507	123,028	123,444
Liabilities and shareholders’ equity	$2,162,370	$1,806,159	$2,080,013	$1,766,916
Percentage attributable to non-U.S. operations
Interest-earning assets	35.49%	32.51%	34.24%	32.37%
Interest-bearing liabilities	34.88%	34.92%	35.43%	33.49%

	Interest for the
	Three Months		Nine Months
	Ended September		Ended September
$ in millions	2026	2025	2026	2025
Assets
U.S.	$962	$1,276	$2,828	$3,281
Non-U.S.	496	383	1,311	1,292
Deposits with banks	1,458	1,659	4,139	4,573
U.S.	2,653	3,258	8,941	9,742
Non-U.S.	2,191	1,462	5,444	4,274
Collateralized agreements	4,844	4,720	14,385	14,016
U.S.	2,869	2,609	8,821	7,877
Non-U.S.	2,180	1,696	5,713	4,849
Trading assets	5,049	4,305	14,534	12,726
U.S.	2,324	1,826	6,369	5,216
Non-U.S.	218	159	605	464
Investments	2,542	1,985	6,974	5,680
U.S.	3,489	4,107	10,026	11,484
Non-U.S.	271	304	773	916
Loans	3,760	4,411	10,799	12,400
U.S.	3,488	2,436	10,025	6,814
Non-U.S.	1,652	1,306	4,621	3,785
Other interest-earning assets	5,140	3,742	14,646	10,599
Interest-earning assets	$22,793	$20,822	$65,477	$59,994
Liabilities
U.S.	$3,983	$3,660	$11,750	$10,707
Non-U.S.	1,102	1,010	3,107	3,038
Interest-bearing deposits	5,085	4,670	14,857	13,745
U.S.	2,951	2,898	8,761	8,669
Non-U.S.	1,924	1,399	5,203	4,002
Collateralized financings	4,875	4,297	13,964	12,671
U.S.	446	507	1,527	1,417
Non-U.S.	702	589	1,990	1,571
Trading liabilities	1,148	1,096	3,517	2,988
U.S.	270	219	827	820
Non-U.S.	131	75	326	235
Short-term borrowings	401	294	1,153	1,055
U.S.	2,953	2,483	7,871	7,445
Non-U.S.	101	63	253	173
Long-term borrowings	3,054	2,546	8,124	7,618
U.S.	2,558	2,491	7,104	7,447
Non-U.S.	1,902	1,576	5,479	4,619
Other interest-bearing liabilities	4,460	4,067	12,583	12,066
Interest-bearing liabilities	$19,023	$16,970	$54,198	$50,143
Net interest income
U.S.	$2,624	$3,254	$9,170	$7,909
Non-U.S.	1,146	598	2,109	1,942
Net interest income	$3,770	$3,852	$11,279	$9,851

97	Goldman Sachs September 2026 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Statistical Disclosures

	Annualized Average Rate for the
	Three Months		Nine Months
	Ended September		Ended September
	2026	2025	2026	2025
Assets
U.S.	3.70%	4.36%	3.64%	4.39%
Non-U.S.	2.48%	2.38%	2.39%	2.56%
Deposits with banks	3.17%	3.66%	3.13%	3.66%
U.S.	5.54%	5.74%	5.73%	5.75%
Non-U.S.	4.69%	4.07%	4.65%	3.96%
Collateralized agreements	5.12%	5.09%	5.27%	5.05%
U.S.	2.82%	3.25%	3.04%	3.25%
Non-U.S.	2.63%	2.75%	2.43%	2.83%
Trading assets	2.73%	3.03%	2.77%	3.07%
U.S.	3.76%	3.90%	3.77%	3.84%
Non-U.S.	3.47%	3.63%	3.61%	3.77%
Investments	3.73%	3.87%	3.76%	3.84%
U.S.	6.21%	8.34%	6.23%	8.09%
Non-U.S.	4.84%	6.88%	4.96%	6.84%
Loans	6.08%	8.22%	6.12%	7.99%
U.S.	9.43%	9.80%	9.51%	9.67%
Non-U.S.	8.13%	8.22%	7.71%	8.59%
Other interest-earning assets	8.97%	9.18%	8.86%	9.25%
Interest-earning assets	4.45%	4.89%	4.49%	4.86%
Liabilities
U.S.	3.64%	4.01%	3.72%	4.08%
Non-U.S.	3.47%	3.58%	3.34%	3.77%
Interest-bearing deposits	3.60%	3.91%	3.63%	4.00%
U.S.	5.42%	6.85%	6.08%	6.48%
Non-U.S.	6.08%	4.61%	5.41%	4.60%
Collateralized financings	5.66%	5.92%	5.81%	5.74%
U.S.	1.93%	2.44%	2.27%	2.48%
Non-U.S.	2.17%	2.24%	2.13%	2.28%
Trading liabilities	2.07%	2.33%	2.19%	2.37%
U.S.	1.97%	1.93%	1.99%	2.33%
Non-U.S.	0.88%	0.72%	0.84%	0.80%
Short-term borrowings	1.40%	1.35%	1.44%	1.64%
U.S.	4.34%	4.61%	4.17%	4.72%
Non-U.S.	0.40%	0.35%	0.37%	0.36%
Long-term borrowings	3.28%	3.55%	3.15%	3.69%
U.S.	6.35%	6.86%	6.20%	6.75%
Non-U.S.	6.37%	6.54%	6.21%	6.92%
Other interest-bearing liabilities	6.36%	6.73%	6.21%	6.81%
Interest-bearing liabilities	4.01%	4.32%	4.01%	4.41%

Interest rate spread	0.44%	0.57%	0.48%	0.45%
U.S.	0.79%	1.13%	0.96%	0.95%
Non-U.S.	0.63%	0.43%	0.42%	0.49%
Net yield on interest-earning assets	0.74%	0.90%	0.77%	0.80%
In the tables above:
•Assets, liabilities and interest are classified as U.S. and non-U.S. based on the location of the legal entity in which the assets and liabilities are held.
•Derivative instruments and commodities are included in other non-interest-earning assets and other non-interest-bearing liabilities.
•Average collateralized agreements included $131.76 billion of resale agreements and $243.45 billion of securities borrowed for the three months ended September 2026, and $155.83 billion of resale agreements and $211.95 billion of securities borrowed for the three months ended September 2025, $130.13 billion of resale agreements and $235.08 billion of securities borrowed for the nine months ended September 2026, and $162.38 billion of resale agreements and $208.57 billion of securities borrowed for the nine months ended September 2025.
•Other interest-earning assets primarily consists of certain receivables from customers and counterparties.
•Average collateralized financings included $285.47 billion of repurchase agreements and $56.25 billion of securities loaned for the three months ended September 2026, and $228.88 billion of repurchase agreements and $59.27 billion of securities loaned for the three months ended September 2025, $264.96 billion of repurchase agreements and $56.26 billion of securities loaned for the nine months ended September 2026, and $237.76 billion of repurchase agreements and $57.35 billion of securities loaned for the nine months ended September 2025.
•Substantially all other interest-bearing liabilities consists of certain payables to customers and counterparties.
•Interest rates for borrowings include the effects of interest rate swaps accounted for as hedges.
•Loans exclude loans held for sale that are accounted for at the lower of cost or fair value. Such loans are included within other interest-earning assets.
•Short- and long-term borrowings include both secured and unsecured borrowings.

Goldman Sachs September 2026 Form 10-Q	98

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
This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2025. References to “the 2025 Form 10-K” are to our Annual Report on Form 10-K for the year ended December 31, 2025. References to “this Form 10-Q” are to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2026. All references to “the consolidated financial statements” or “Statistical Disclosures” are to Part I, Item 1 of this Form 10-Q. The consolidated financial statements are unaudited. All references to September 2026, June 2026 and September 2025 refer to our periods ended, or the dates, as the context requires, September 30, 2026, June 30, 2026 and September 30, 2025, respectively. All references to December 2025 refer to the date December 31, 2025. Any reference to a future year refers to a year ending on December 31 of that year. Certain reclassifications have been made to previously reported amounts to conform to the current presentation.

Executive Overview
Three Months Ended September 2026 versus September 2025. We generated net earnings of $5.29 billion for the third quarter of 2026, compared with $4.10 billion for the third quarter of 2025. Diluted earnings per common share (EPS) was $17.01 for the third quarter of 2026, compared with $12.25 for the third quarter of 2025. Annualized return on average common shareholders’ equity (ROE) was 18.7% for the third quarter of 2026, compared with 14.2% for the third quarter of 2025. Book value per common share was $372.64 as of September 2026, 1.4% higher compared with June 2026 and 4.2% higher compared with December 2025.
Net revenues were $18.68 billion for the third quarter of 2026, 23% higher than the third quarter of 2025, primarily reflecting significantly higher net revenues in Global Banking & Markets. The increase in net revenues in Global Banking & Markets reflected significantly higher net revenues in Equities and Investment banking fees. Net revenues in Asset & Wealth Management were higher, reflecting significantly higher Management and other fees and Incentive fees, partially offset by significantly lower net revenues in Investments and Private banking and lending. Net revenues in Platform Solutions were significantly lower, primarily reflecting net markdowns related to the Apple Card loan portfolio, which was transferred to held for sale in the fourth quarter of 2025.
Provision for credit losses was $368 million for the third quarter of 2026, compared with $339 million for the third quarter of 2025. Provisions for the third quarter of 2026 primarily reflected impairments related to wholesale loans. Provisions for the third quarter of 2025 primarily reflected net provisions related to the credit card portfolio, which was transferred to held for sale in the fourth quarter of 2025.
Operating expenses were $11.31 billion for the third quarter of 2026, 20% higher than the third quarter of 2025, primarily reflecting significantly higher transaction based expenses and higher compensation and benefits expenses (reflecting improved operating performance). Our efficiency ratio (total operating expenses divided by total net revenues) was 60.5% for the third quarter of 2026, compared with 62.3% for the third quarter of 2025.

99	Goldman Sachs September 2026 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
During the third quarter of 2026, we returned a total of $4.49 billion of capital to common shareholders, including $3.00 billion of common share repurchases and $1.49 billion of common stock dividends. As of September 2026, our Common Equity Tier 1 (CET1) capital ratio was 12.4% under the Standardized Capital Rules and 13.6% under the Advanced Capital Rules. See Note 20 to the consolidated financial statements for further information about our capital ratios.
Nine Months Ended September 2026 versus September 2025. We generated net earnings of $17.55 billion for the first nine months of 2026, compared with $12.56 billion for the first nine months of 2025. Diluted EPS was $55.56 for the first nine months of 2026, compared with $37.33 for the first nine months of 2025. Annualized ROE was 20.7% for the first nine months of 2026, compared with 14.6% for the first nine months of 2025.
Net revenues were $56.24 billion for the first nine months of 2026, 25% higher than the first nine months of 2025, primarily reflecting significantly higher net revenues in Global Banking & Markets. The increase in net revenues in Global Banking & Markets primarily reflected significantly higher net revenues in Equities and Investment banking fees and higher net revenues in Fixed Income, Currency and Commodities (FICC). Net revenues in Asset & Wealth Management were higher, primarily reflecting higher Management and other fees and significantly higher Incentive fees, partially offset by lower net revenues in Private banking and lending. Net revenues in Platform Solutions were significantly lower, primarily reflecting net markdowns related to the Apple Card loan portfolio, which was transferred to held for sale in the fourth quarter of 2025.
Provision for credit losses was $785 million for the first nine months of 2026, compared with $1.01 billion for the first nine months of 2025. Provisions for the first nine months of 2026 reflected impairments and growth related to wholesale loans. Provisions for the first nine months of 2025 reflected net provisions related to the credit card portfolio, which was transferred to held for sale in the fourth quarter of 2025, and impairments related to wholesale loans.

Operating expenses were $33.41 billion for the first nine months of 2026, 20% higher than the first nine months of 2025, primarily reflecting significantly higher transaction based expenses and higher compensation and benefits expenses (reflecting improved operating performance). Our efficiency ratio was 59.4% for the first nine months of 2026, compared with 62.1% for the first nine months of 2025.
During the first nine months of 2026, we returned a total of $16.23 billion of capital to common shareholders, including $12.00 billion of common stock repurchases and $4.23 billion of common stock dividends.
Business Environment
During the third quarter of 2026, the operating environment was generally characterized by resilient economic activity (particularly in the U.S.), ongoing geopolitical concerns (including the conflict in the Middle East), a focus on investments related to artificial intelligence (AI) and uncertainty in the outlook for inflation. This environment contributed to periods of market volatility, increased oil prices and higher bond yields, while equity markets proved resilient. Concerns about inflationary pressures prompted actions by central banks globally with respect to policy interest rates during the third quarter of 2026, which included rate hikes by the Federal Reserve and the European Central Bank.
The economic outlook remains uncertain, reflecting concerns about the continuation or further escalation of the conflict in the Middle East, inflation, central bank policies and investment demands related to AI. See “Results of Operations — Segment Assets and Operating Results — Segment Operating Results” for further information about the operating environment for each of our business segments.

Goldman Sachs September 2026 Form 10-Q	100

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

Instruments classified in level 3 of the fair value hierarchy are those which require one or more significant inputs that are not observable. Level 3 financial assets represented 1.0% as of both September 2026 and June 2026, and 1.1% as of December 2025 of our total assets. See Notes 4 and 5 to the consolidated financial statements for further information about level 3 financial assets, including changes in level 3 financial assets and related fair value measurements. Absent evidence to the contrary, instruments classified in level 3 of the fair value hierarchy are initially valued at transaction price, which is considered to be the best initial estimate of fair value. Subsequent to the transaction date, we use other methodologies to determine fair value, which vary based on the type of instrument. Estimating the fair value of level 3 financial instruments requires judgments to be made. These judgments include:
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

101	Goldman Sachs September 2026 Form 10-Q

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

Goldman Sachs September 2026 Form 10-Q	102

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
To estimate the potential impact of an adverse macroeconomic environment on our allowance for credit losses, we, among other things, compared the expected credit losses under the weighted average forecast used in the calculation of allowance for credit losses as of September 2026 (which was weighted towards the baseline and adverse economic scenarios) to the expected credit losses under a 100% weighted adverse economic scenario. The adverse economic scenario of the forecast model reflects a global recession in the fourth quarter of 2026 through the third quarter of 2027, resulting in an economic contraction and rising unemployment rates. A 100% weighting to the adverse economic scenario would have resulted in an approximate $0.6 billion increase in our allowance for credit losses as of September 2026. This hypothetical increase does not take into consideration any potential adjustments to qualitative reserves. The forecasts of macroeconomic conditions are inherently uncertain and do not take into account any other offsetting or correlated effects. The actual credit loss in an adverse macroeconomic environment may differ significantly from this estimate. See Note 9 to the consolidated financial statements for further information about the allowance for credit losses.

103	Goldman Sachs September 2026 Form 10-Q

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
Recent Accounting Developments
See Note 3 to the consolidated financial statements for information about Recent Accounting Developments.

Goldman Sachs September 2026 Form 10-Q	104

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
Financial Overview
The table below presents an overview of our financial results and selected financial ratios.

	Three Months Ended September		Nine Months Ended September
$ in millions, except per share amounts	2026	2025	2026	2025
Net revenues	$18,679	$15,184	$56,244	$44,829
Pre-tax earnings	$7,003	$5,392	$22,052	$15,997
Net earnings	$5,294	$4,098	$17,552	$12,559
Net earnings to common	$5,122	$3,860	$16,924	$11,916
Diluted EPS	$17.01	$12.25	$55.56	$37.33
ROE	18.7%	14.2%	20.7%	14.6%
ROTE	20.5%	15.2%	22.4%	15.6%
Net earnings to average assets	1.0%	0.9%	1.1%	0.9%
Return on shareholders’ equity	17.1%	13.3%	19.0%	13.6%
Average equity to average assets	5.7%	6.8%	5.9%	7.0%
Dividend payout ratio	29.4%	32.7%	25.2%	26.8%
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

	Average for the
	Three Months Ended September		Nine Months Ended September
$ in millions	2026	2025	2026	2025
Total shareholders’ equity	$123,721	$123,507	$123,028	$123,444
Preferred stock	(14,341)	(15,153)	(13,968)	(14,963)
Common shareholders’ equity	109,380	108,354	109,060	108,481
Goodwill	(7,347)	(5,944)	(6,987)	(5,907)
Identifiable intangible assets	(1,912)	(870)	(1,529)	(862)
Tangible common shareholders’ equity	$100,121	$101,540	$100,544	$101,712
•Net earnings to average assets is calculated by dividing annualized net earnings by average total assets.
•Return on shareholders’ equity is calculated by dividing annualized net earnings by average shareholders’ equity.
•Average equity to average assets is calculated by dividing average shareholders’ equity by average total assets.
•Dividend payout ratio is calculated by dividing dividends declared per common share by diluted EPS.
Net Revenues
The table below presents our net revenues by line item.

	Three Months Ended September		Nine Months Ended September
$ in millions	2026	2025	2026	2025
Investment banking	$3,233	$2,659	$9,477	$6,769
Investment management	4,102	2,952	10,659	8,548
Commissions and fees	1,515	1,110	4,366	3,537
Market making	5,658	3,868	18,756	14,324
Other principal transactions	401	743	1,707	1,800
Total non-interest revenues	14,909	11,332	44,965	34,978
Interest income	22,793	20,822	65,477	59,994
Interest expense	19,023	16,970	54,198	50,143
Net interest income	3,770	3,852	11,279	9,851
Total net revenues	$18,679	$15,184	$56,244	$44,829
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

105	Goldman Sachs September 2026 Form 10-Q

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
Operating Environment. During the third quarter of 2026, the operating environment was generally characterized by resilient economic activity, ongoing geopolitical tensions, a focus on investments related to AI and continued broad macroeconomic concerns and uncertainties, including those about inflation, interest rates and central bank policies. Industry-wide investment banking volumes in completed mergers and acquisitions, equity underwriting and debt underwriting each decreased compared with the second quarter of 2026, but remained robust. In market making, activity levels remained robust compared with the prior quarter. Additionally, bond prices were generally lower and global equity prices were generally slightly higher compared with the end of the second quarter of 2026. In the U.S., the rate of unemployment remained low and consumer spending exhibited continued strength.
If uncertainty and concerns about geopolitical tensions, the conflict in the Middle East, investment demands related to AI and the economic outlook remain elevated or increase, including those about inflation, interest rates and central bank policies, it may lead to a further decline in bond prices or a decline in equity prices, a decline in market-making activity levels, or a further decline in investment banking activity levels, and net revenues and provision for credit losses would likely be negatively impacted. See “Segment Assets and Operating Results — Segment Operating Results” for information about the operating environment and material trends and uncertainties that may impact our results of operations.

Three Months Ended September 2026 versus September 2025. Net revenues in the consolidated statements of earnings were $18.68 billion for the third quarter of 2026, 23% higher than the third quarter of 2025, primarily reflecting significantly higher market making revenues, investment management revenues, investment banking revenues, and commissions and fees.
Non-Interest Revenues. Investment banking revenues in the consolidated statements of earnings were $3.23 billion for the third quarter of 2026, 22% higher than the third quarter of 2025, primarily due to higher revenues in advisory, reflecting an increase in completed mergers and acquisitions volumes, and significantly higher revenues in equity underwriting, primarily reflecting higher revenues from initial public offerings and secondary offerings. Revenues in debt underwriting were also higher, primarily reflecting significantly higher net revenues from investment-grade activity.
Investment management revenues in the consolidated statements of earnings were $4.10 billion for the third quarter of 2026, 39% higher than the third quarter of 2025, due to significantly higher management and other fees, primarily reflecting the impact of higher average assets under supervision (AUS), and incentive fees, driven by fund distributions.
Commissions and fees in the consolidated statements of earnings were $1.52 billion for the third quarter of 2026, 36% higher than the third quarter of 2025, reflecting significantly higher commissions and fees in Equities, due to generally higher market volumes.
Market making revenues in the consolidated statements of earnings were $5.66 billion for the third quarter of 2026, 46% higher than the third quarter of 2025, reflecting significantly higher revenues from financing activities, partially offset by lower revenues from intermediation activities. The increase from financing activities reflected significantly higher revenues in equities financing. The decrease from intermediation activities primarily reflected significantly lower revenues in mortgages, interest rate and credit products, partially offset by significantly higher revenues in equity products and commodities.
Other principal transactions revenues in the consolidated statements of earnings were $401 million for the third quarter of 2026, 46% lower than the third quarter of 2025, primarily reflecting net markdowns related to the Apple Card loan portfolio, which was transferred to held for sale in the fourth quarter of 2025, and net markdowns in debt investments compared with net markups in the prior year period.

Goldman Sachs September 2026 Form 10-Q	106

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
Net Interest Income. Net interest income in the consolidated statements of earnings was $3.77 billion for the third quarter of 2026, 2% lower than the third quarter of 2025, reflecting an increase in interest expense, partially offset by an increase in interest income. The increase in interest expense primarily related to borrowings, collateralized financings, deposits, and other interest-bearing liabilities (each reflecting the impact of higher average balances, partially offset by lower average interest rates). The increase in interest income primarily related to other interest-earning assets, trading assets, and investments (each reflecting the impact of higher average balances), partially offset by a decrease in interest income related to loans and deposits with banks (both reflecting the impact of lower average interest rates). See “Statistical Disclosures — Distribution of Assets, Liabilities and Shareholders’ Equity” for further information about our sources of net interest income.
Nine Months Ended September 2026 versus September 2025. Net revenues in the consolidated statements of earnings were $56.24 billion for the first nine months of 2026, 25% higher than the first nine months of 2025, primarily reflecting significantly higher market making revenues, investment banking revenues, investment management revenues and commissions and fees.
Non-Interest Revenues. Investment banking revenues in the consolidated statements of earnings were $9.48 billion for the first nine months of 2026, 40% higher than the first nine months of 2025, due to significantly higher revenues in advisory (reflecting an increase in industry-wide completed mergers and acquisitions volumes), in equity underwriting (primarily reflecting significantly higher revenues from initial public offerings, convertible and secondary offerings) and in debt underwriting (primarily reflecting significantly higher revenues from investment-grade and asset-backed activity).
Investment management revenues in the consolidated statements of earnings were $10.66 billion for the first nine months of 2026, 25% higher than the first nine months of 2025, due to higher management and other fees, primarily reflecting the impact of higher average AUS, and significantly higher incentive fees, primarily driven by fund distributions.
Commissions and fees in the consolidated statements of earnings were $4.37 billion for the first nine months of 2026, 23% higher than the first nine months of 2025, reflecting significantly higher commissions and fees in Equities, due to generally higher market volumes.

Market making revenues in the consolidated statements of earnings were $18.76 billion for the first nine months of 2026, 31% higher than the first nine months of 2025, reflecting significantly higher revenues from financing activities and higher revenues from intermediation activities. The increase from financing activities reflected significantly higher revenues in equities financing. The increase from intermediation activities primarily reflected significantly higher revenues in equity products and commodities, partially offset by significantly lower revenues in interest rate products and mortgages.
Other principal transactions revenues in the consolidated statements of earnings were $1.71 billion for the first nine months of 2026, 5% lower than the first nine months of 2025, primarily reflecting net markdowns related to the Apple Card loan portfolio, which was transferred to held for sale in the fourth quarter of 2025, partially offset by significantly higher net gains from direct investments related to our Global Banking & Markets activities.
Net Interest Income. Net interest income in the consolidated statements of earnings was $11.28 billion for the first nine months of 2026, 14% higher than the first nine months of 2025, reflecting an increase in interest income, partially offset by an increase in interest expense. The increase in interest income related to other interest-earning assets and investments (both reflecting the impact of higher average balances) and trading assets (reflecting the impact of higher average balances, partially offset by lower yields), partially offset by a decrease in interest income related to loans (reflecting the impact of lower average interest rates, partially offset by higher average balances). The increase in interest expense primarily related to collateralized financings (reflecting the impact of higher average balances) and deposits, borrowings and other interest-bearing liabilities (each reflecting the impact of higher average balances, partially offset by lower average interest rates). See “Statistical Disclosures — Distribution of Assets, Liabilities and Shareholders’ Equity” for further information about our sources of net interest income.

107	Goldman Sachs September 2026 Form 10-Q

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
The table below presents our provision for credit losses.

	Three Months Ended September		Nine Months Ended September
$ in millions	2026	2025	2026	2025
Provision for credit losses	$368	$339	$785	$1,010
Three Months Ended September 2026 versus September 2025. Provision for credit losses in the consolidated statements of earnings was $368 million for the third quarter of 2026, compared with $339 million for the third quarter of 2025. Provisions for the third quarter of 2026 primarily reflected impairments related to wholesale loans. Provisions for the third quarter of 2025 primarily reflected net provisions related to the credit card portfolio, which was transferred to held for sale in the fourth quarter of 2025.
Nine Months Ended September 2026 versus September 2025. Provision for credit losses in the consolidated statements of earnings was $785 million for the first nine months of 2026, compared with $1.01 billion for the first nine months of 2025. Provisions for the first nine months of 2026 reflected impairments and growth related to wholesale loans. Provisions for the first nine months of 2025 reflected net provisions related to the credit card portfolio, which was transferred to held for sale in the fourth quarter of 2025, and impairments related to wholesale loans.

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
The table below presents our operating expenses by line item and headcount.

	Three Months Ended September		Nine Months Ended September
$ in millions	2026	2025	2026	2025
Compensation and benefits	$5,122	$4,680	$16,638	$14,241
Transaction based	3,021	1,968	8,588	5,773
Market development	183	171	567	494
Communications and technology	674	545	1,892	1,581
Depreciation and amortization	537	531	1,541	1,655
Occupancy	249	242	747	709
Professional fees	424	432	1,175	1,296
Other expenses	1,098	884	2,259	2,073
Total operating expenses	$11,308	$9,453	$33,407	$27,822
Headcount at period-end	47,500	48,300
Three Months Ended September 2026 versus September 2025. Operating expenses in the consolidated statements of earnings were $11.31 billion for the third quarter of 2026, 20% higher than the third quarter of 2025. Our efficiency ratio was 60.5% for the third quarter of 2026, compared with 62.3% for the third quarter of 2025.
The increase in operating expenses, compared with the third quarter of 2025, primarily reflected significantly higher transaction based expenses and higher compensation and benefits expenses (reflecting improved operating performance). In addition, charitable contributions to Goldman Sachs Gives (in other expenses) were significantly higher. The impact of charitable contributions was an increase in non-compensation expenses for the third quarter of 2026 of approximately $450 million, which, after the impact of taxes, reduced diluted EPS by approximately $1.00, and both annualized ROE and annualized ROTE by approximately 1.1 percentage points. See “Financial Overview” for further information about ROE and ROTE. Net provisions for litigation and regulatory proceedings were $23 million for the third quarter of 2026, compared with $131 million for the third quarter of 2025.
As of September 2026, headcount decreased 2% compared with September 2025 and increased 3% compared with June 2026, reflecting the timing of campus hires.

Goldman Sachs September 2026 Form 10-Q	108

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
Nine Months Ended September 2026 versus September 2025. Operating expenses in the consolidated statements of earnings were $33.41 billion for the first nine months of 2026, 20% higher than the first nine months of 2025. Our efficiency ratio was 59.4% for the first nine months of 2026, compared with 62.1% for the first nine months of 2025. The ratio of compensation and benefits to net revenues, net of provision for credit losses, was 30.0% for the first nine months of 2026, compared with 31.0% for the first half of 2026 and 32.5% for the first nine months of 2025.
The increase in operating expenses, compared with the first nine months of 2025, primarily reflected significantly higher transaction based expenses and higher compensation and benefits expenses (reflecting improved operating performance). Net provisions for litigation and regulatory proceedings were $37 million for the first nine months of 2026, compared with $121 million for the first nine months of 2025.
As of September 2026, headcount was essentially unchanged compared with December 2025.
Provision for Taxes
The effective tax rate for the first nine months of 2026 was 20.4%, down from the full year effective tax rate of 21.4% for 2025, primarily due to an increase in tax benefits on the settlement of employee share-based awards, partially offset by a decrease in other permanent tax benefits, for the first nine months of 2026 compared with the full year of 2025. The increase compared with 18.5% for the first half of 2026 was primarily due to a decrease in the impact of tax benefits on the settlement of employee share-based awards for the first nine months of 2026 compared with the first half of 2026. The impact of tax benefits related to employee share-based awards was a reduction to provision for taxes for the first nine months of 2026 of approximately $975 million, which reduced our effective tax rate by 4.4 percentage points, and increased our diluted EPS by approximately $3.20 and annualized ROE by 1.1 percentage points.

The Organisation for Economic Co-operation and Development/G20 (OECD/G20) Global Anti-Base Erosion Model Rules (Pillar II Model Rules) aim to ensure that multinationals with revenues in excess of EUR 750 million pay a minimum effective corporate tax rate of 15% (minimum tax) in each jurisdiction in which they operate. The U.K. and other non-U.S. jurisdictions in which we operate have enacted certain portions of the Pillar II Model Rules through domestic legislation (Pillar II legislation). In January 2026, the OECD/G20 released administrative guidance that allows multinationals with a U.S. parent to elect the side-by-side safe harbor. The safe harbor, once enacted by each jurisdiction, is expected to deem certain Pillar II minimum taxes to be zero for tax years beginning on or after January 1, 2026. As of September 2026, certain jurisdictions have adopted the safe harbor; however, the majority of jurisdictions in which we operate that enacted Pillar II legislation will need to adopt the safe harbor into their local laws through legislation or administrative procedures. We expect the safe harbor to be enacted in various jurisdictions during 2026 and 2027. Domestic minimum top-up taxes still apply under the Pillar II legislation in certain non-U.S. jurisdictions in which we operate. The Pillar II legislation did not have a material impact on the effective tax rate for the first nine months of 2026 and, depending on the amount of our earnings and the geographic mix of our earnings, is not expected to have a material impact on our 2026 annual effective tax rate. Any domestic minimum top-up taxes under the Pillar II legislation will be recognized in the period in which they are incurred.
We expect our 2026 annual effective tax rate to be approximately 20%, but it could be lower if any tax audits are resolved in the fourth quarter of 2026.

109	Goldman Sachs September 2026 Form 10-Q

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
Segment Assets. The table below presents assets by segment.

	As of
	September	December
$ in millions	2026	2025
Global Banking & Markets	$1,939,612	$1,582,670
Asset & Wealth Management	210,899	198,570
Platform Solutions	29,915	28,080
Total	$2,180,426	$1,809,320
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

Segment Operating Results. The table below presents our segment operating results.

	Three Months Ended September		Nine Months Ended September
$ in millions	2026	2025	2026	2025
Global Banking & Markets
Net revenues	$13,458	$10,168	$41,716	$31,042
Provision for credit losses	345	82	668	321
Operating expenses	7,331	5,828	22,286	17,637
Pre-tax earnings	$5,782	$4,258	$18,762	$13,084
Net earnings to common	$4,219	$3,040	$14,422	$9,763
Average common equity	$81,485	$79,338	$81,705	$79,401
Return on average common equity	20.7%	15.3%	23.5%	16.4%

Asset & Wealth Management
Net revenues	$5,051	$4,418	$13,726	$11,960
Provision for credit losses	23	(29)	116	(107)
Operating expenses	3,712	3,291	10,252	9,162
Pre-tax earnings	$1,316	$1,156	$3,358	$2,905
Net earnings to common	$983	$846	$2,573	$2,169
Average common equity	$24,427	$24,759	$23,793	$24,691
Return on average common equity	16.1%	13.7%	14.4%	11.7%

Platform Solutions
Net revenues	$170	$598	$802	$1,827
Provision for credit losses	–	286	1	796
Operating expenses	265	334	869	1,023
Pre-tax earnings/(loss)	$(95)	$(22)	$(68)	$8
Net earnings/(loss) to common	$(80)	$(26)	$(71)	$(16)
Average common equity	$3,468	$4,257	$3,562	$4,389
Return on average common equity	(9.2)%	(2.4)%	(2.7)%	(0.5)%

Total
Net revenues	$18,679	$15,184	$56,244	$44,829
Provision for credit losses	368	339	785	1,010
Operating expenses	11,308	9,453	33,407	27,822
Pre-tax earnings	$7,003	$5,392	$22,052	$15,997
Net earnings to common	$5,122	$3,860	$16,924	$11,916
Average common equity	$109,380	$108,354	$109,060	$108,481
Return on average common equity	18.7%	14.2%	20.7%	14.6%
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

Goldman Sachs September 2026 Form 10-Q	110

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

111	Goldman Sachs September 2026 Form 10-Q

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
The table below presents our Global Banking & Markets assets.

	As of
	September	December
$ in millions	2026	2025
Cash and cash equivalents	$146,072	$131,809
Collateralized agreements	349,335	314,212
Customer and other receivables	194,044	163,150
Trading assets	770,087	610,513
Investments	254,480	174,052
Loans	199,477	167,629
Other assets	26,117	21,305
Total	$1,939,612	$1,582,670

The table below presents details about our Global Banking & Markets loans.

	As of
	September	December
$ in millions	2026	2025
Corporate	$34,377	$25,337
Real estate	58,724	49,811
Securities-based	8,678	5,591
Other collateralized	99,182	88,205
Other	86	121
Loans, gross	201,047	169,065
Allowance for loan losses	(1,570)	(1,436)
Total loans	$199,477	$167,629
The table below presents our average Global Banking & Markets gross loans.

	Three Months Ended September		Nine Months Ended September
$ in millions	2026	2025	2026	2025
Loans	$196,563	$151,158	$188,327	$145,953
The table below presents our Global Banking & Markets operating results.

	Three Months Ended September		Nine Months Ended September
$ in millions	2026	2025	2026	2025
Advisory	$1,654	$1,404	$4,526	$3,370
Equity underwriting	666	465	2,186	1,263
Debt underwriting	904	788	2,747	2,129
Investment banking fees	3,224	2,657	9,459	6,762
FICC intermediation	2,264	2,437	8,589	8,250
FICC financing	1,207	1,056	3,485	3,165
FICC	3,471	3,493	12,074	11,415
Equities intermediation	3,076	2,020	9,951	7,162
Equities financing	3,365	1,716	9,232	5,067
Equities	6,441	3,736	19,183	12,229
Other	322	282	1,000	636
Net revenues	13,458	10,168	41,716	31,042
Provision for credit losses	345	82	668	321
Operating expenses	7,331	5,828	22,286	17,637
Pre-tax earnings	5,782	4,258	18,762	13,084
Provision for taxes	1,422	1,028	3,829	2,812
Net earnings	4,360	3,230	14,933	10,272
Preferred stock dividends	141	190	511	509
Net earnings to common	$4,219	$3,040	$14,422	$9,763

Average common equity	$81,485	$79,338	$81,705	$79,401
Return on average common equity	20.7%	15.3%	23.5%	16.4%

Goldman Sachs September 2026 Form 10-Q	112

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
The table below presents our FICC and Equities net revenues by line item in the consolidated statements of earnings.

$ in millions	FICC	Equities
Three Months Ended September 2026
Market making	$772	$4,886
Commissions and fees	–	1,624
Other principal transactions	332	20
Net interest income	2,367	(89)
Total	$3,471	$6,441
Three Months Ended September 2025
Market making	$1,609	$2,259
Commissions and fees	–	1,202
Other principal transactions	218	19
Net interest income	1,666	256
Total	$3,493	$3,736
Nine Months Ended September 2026
Market making	$4,815	$13,941
Commissions and fees	–	4,792
Other principal transactions	774	50
Net interest income	6,485	400
Total	$12,074	$19,183
Nine Months Ended September 2025
Market making	$6,355	$7,969
Commissions and fees	–	3,703
Other principal transactions	696	28
Net interest income	4,364	529
Total	$11,415	$12,229
In the table above:
•See “Net Revenues” for information about market making revenues, commissions and fees, other principal transactions revenues and net interest income. See Note 25 to the consolidated financial statements for net interest income by segment.
•The primary driver of net revenues for FICC intermediation for all periods was client activity.
•The increase in net interest income across FICC and Equities for the third quarter of 2026 compared with the third quarter of 2025 reflected an increase in interest-earning assets, partially offset by an increase in funding costs. Due to the nature of activities within FICC and Equities and the composition of their associated balance sheet, we assess the performance of these businesses based on total net revenues, as offsets can occur across revenue line items. For example, cash instruments that generate interest income are, in some cases, hedged or funded by derivatives for which changes in fair value are reflected in market making revenues. Also, certain activities produce market making revenues but incur interest expense related to the funding of the related inventory.

The table below presents our financial advisory and underwriting transaction volumes.

	Three Months Ended September		Nine Months Ended September
$ in billions	2026	2025	2026	2025
Announced mergers and acquisitions	$262	$402	$1,500	$1,106
Completed mergers and acquisitions	$407	$372	$1,331	$911
Equity and equity-related offerings	$24	$15	$83	$50
Debt offerings	$89	$85	$342	$270
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

113	Goldman Sachs September 2026 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
Operating Environment. During the third quarter of 2026, Global Banking & Markets operated in an environment generally characterized by resilient economic activity, ongoing geopolitical tensions, a focus on investments related to AI and continued broad macroeconomic concerns and uncertainties, including those about inflation, interest rates and central bank policies.
In investment banking, industry-wide completed mergers and acquisitions volumes, equity underwriting and debt underwriting each decreased compared with the second quarter of 2026, but activity remained robust.
In interest rates, the yield on 10-year U.S. and U.K. government bonds increased during the quarter. In equities, the S&P 500 Index increased by 2% and the MSCI World Index increased by 1% compared with the end of the second quarter of 2026. Additionally, the price of crude oil increased during the quarter.
In the future, if market and economic conditions deteriorate, market-making activity levels decline or investment banking activity levels continue to decline, or credit spreads related to hedges on our relationship lending portfolio tighten, net revenues in Global Banking & Markets would likely be negatively impacted. In addition, if economic conditions deteriorate or if the creditworthiness of borrowers deteriorates, provision for credit losses would likely be negatively impacted.
Three Months Ended September 2026 versus September 2025. Net revenues in Global Banking & Markets were $13.46 billion for the third quarter of 2026, 32% higher than the third quarter of 2025.
Investment banking fees were $3.22 billion, 21% higher than the third quarter of 2025, primarily due to higher net revenues in Advisory, reflecting an increase in completed mergers and acquisitions volumes, and significantly higher net revenues in Equity underwriting, primarily reflecting higher net revenues from initial public offerings and secondary offerings. Net revenues in Debt underwriting were also higher, primarily reflecting significantly higher net revenues from investment-grade activity.

As of September 2026, our Investment banking fees backlog decreased compared with June 2026, primarily reflecting lower estimated net revenues from potential advisory transactions.
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
Net revenues in FICC were $3.47 billion, essentially unchanged compared with the third quarter of 2025. Net revenues in FICC intermediation were lower, due to significantly lower net revenues in mortgages and credit products and lower net revenues in interest rate products, partially offset by significantly higher net revenues in currencies and commodities. Net revenues in FICC financing were higher, primarily due to higher net revenues in mortgages and structured lending.
Compared with the third quarter of 2025, FICC intermediation net revenues reflected the impact of less favorable market-making conditions on our inventory, largely offset by significantly higher client activity. The following provides information about our FICC intermediation net revenues by business, compared with results for the third quarter of 2025:
•Net revenues in mortgages and credit products reflected the impact of less favorable market-making conditions on our inventory.
•Net revenues in interest rate products reflected the impact of less favorable market-making conditions on our inventory, partially offset by higher client activity.
•Net revenues in currencies and commodities primarily reflected higher client activity.

Goldman Sachs September 2026 Form 10-Q	114

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
Net revenues in Equities were $6.44 billion, 72% higher than the third quarter of 2025, due to significantly higher net revenues in Equities financing (driven by significantly higher net revenues in prime financing and portfolio financing) and in Equities intermediation (primarily driven by significantly higher net revenues in derivatives).
Net revenues in Other were $322 million for the third quarter of 2026, compared with $282 million for the third quarter of 2025, primarily reflecting higher net revenues in transaction banking.
Provision for credit losses was $345 million for the third quarter of 2026, compared with $82 million for the third quarter of 2025. Provisions for the third quarter of 2026 primarily reflected impairments related to wholesale loans. Provisions for the third quarter of 2025 reflected impairments and growth related to wholesale loans.
Operating expenses were $7.33 billion for the third quarter of 2026, 26% higher than the third quarter of 2025, primarily due to significantly higher transaction based expenses and higher compensation and benefits expenses (reflecting improved operating performance). Pre-tax earnings were $5.78 billion for the third quarter of 2026, 36% higher than the third quarter of 2025.
Nine Months Ended September 2026 versus September 2025. Net revenues in Global Banking & Markets were $41.72 billion for the first nine months of 2026, 34% higher than the first nine months of 2025.
Investment banking fees were $9.46 billion, 40% higher than the first nine months of 2025, due to significantly higher net revenues in Advisory (reflecting an increase in industry-wide completed mergers and acquisitions volumes), in Equity underwriting (primarily reflecting significantly higher net revenues from initial public offerings, convertible offerings and secondary offerings), and in Debt underwriting (primarily reflecting significantly higher net revenues from investment-grade and asset-backed activity).
As of September 2026, our Investment banking fees backlog decreased slightly compared with December 2025, primarily reflecting lower estimated net revenues from potential debt underwriting transactions.
Net revenues in FICC were $12.07 billion, 6% higher than the first nine months of 2025. Net revenues in FICC intermediation were slightly higher, due to significantly higher net revenues in commodities and currencies, largely offset by significantly lower net revenues in interest rate products, mortgages and credit products. Net revenues in FICC financing were higher, primarily reflecting higher net revenues in mortgages and structured lending.

Compared with the first nine months of 2025, FICC intermediation net revenues reflected higher client activity, partially offset by the impact of less favorable market-making conditions on our inventory. The following provides information about our FICC intermediation net revenues by business, compared with results for the first nine months of 2025:
•Net revenues in commodities and currencies reflected the impact of improved market-making conditions on our inventory and higher client activity.
•Net revenues in interest rate products reflected the impact of less favorable market-making conditions on our inventory, partially offset by higher client activity.
•Net revenues in mortgages and credit products reflected the impact of less favorable market-making conditions on our inventory.
Net revenues in Equities were $19.18 billion, 57% higher than the first nine months of 2025, due to significantly higher net revenues in Equities financing (primarily driven by significantly higher net revenues in prime financing) and in Equities intermediation (primarily driven by significantly higher net revenues in derivatives).
Net revenues in Other were $1.00 billion for the first nine months of 2026, compared with $636 million for the first nine months of 2025, with the increase primarily reflecting significantly higher net gains from direct investments and significantly higher net revenues in transaction banking.
Provision for credit losses was $668 million for the first nine months of 2026, compared with $321 million for the first nine months of 2025. Provisions for the first nine months of both 2026 and 2025 reflected impairments and growth related to wholesale loans.
Operating expenses were $22.29 billion for the first nine months of 2026, 26% higher than the first nine months of 2025, primarily due to significantly higher transaction based expenses and higher compensation and benefits expenses (reflecting improved operating performance). Pre-tax earnings were $18.76 billion for the first nine months of 2026, 43% higher than the first nine months of 2025.

115	Goldman Sachs September 2026 Form 10-Q

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
We also provide tailored wealth advisory services, primarily to ultra-high-net-worth clients. We operate globally, serving individuals, families, family offices, and foundations and endowments. Our relationships are established directly or introduced through companies that sponsor financial wellness or financial planning programs for their employees, as well as through corporate referrals.
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

Goldman Sachs September 2026 Form 10-Q	116

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
•Raise between $75 billion and $100 billion of third-party commitments in our alternatives business annually.
The table below presents our Asset & Wealth Management assets.

	As of
	September	December
$ in millions	2026	2025
Cash and cash equivalents	$28,089	$30,220
Collateralized agreements	8,818	18,459
Customer and other receivables	30,880	22,628
Trading assets	56,087	42,711
Investments	18,449	20,069
Loans	56,200	50,282
Other assets	12,376	14,201
Total	$210,899	$198,570
The table below presents details about our Asset & Wealth Management loans.

	As of
	September	December
$ in millions	2026	2025
Corporate	$4,697	$5,322
Real estate	21,264	19,494
Securities-based	13,259	12,488
Other collateralized	13,389	10,791
Other	4,329	2,896
Loans, gross	56,938	50,991
Allowance for loan losses	(738)	(709)
Total loans	$56,200	$50,282
In the table above, gross loans included $50.94 billion of loans as of September 2026 and $44.70 billion of loans as of December 2025 that were related to Private banking and lending.

The table below presents our average Asset & Wealth Management gross loans.

	Three Months Ended September		Nine Months Ended September
$ in millions	2026	2025	2026	2025
Loans	$55,709	$50,969	$53,534	$49,175
The table below presents our Asset & Wealth Management operating results.

	Three Months Ended September		Nine Months Ended September
$ in millions	2026	2025	2026	2025
Management and other fees	$3,587	$2,943	$10,019	$8,446
Incentive fees	587	76	882	308
Private banking and lending	827	1,057	2,154	2,571
Investments	50	342	671	635
Net revenues	5,051	4,418	13,726	11,960
Provision for credit losses	23	(29)	116	(107)
Operating expenses	3,712	3,291	10,252	9,162
Pre-tax earnings	1,316	1,156	3,358	2,905
Provision for taxes	306	270	685	624
Net earnings	1,010	886	2,673	2,281
Preferred stock dividends	27	40	100	112
Net earnings to common	$983	$846	$2,573	$2,169

Average common equity	$24,427	$24,759	$23,793	$24,691
Return on average common equity	16.1%	13.7%	14.4%	11.7%
In the table above, Management and other fees included fees from alternatives of $860 million for the three months ended September 2026, $602 million for the three months ended September 2025, $2.18 billion for the nine months ended September 2026 and $1.72 billion for the nine months ended September 2025.
We expect Incentive fees to remain elevated in the fourth quarter of 2026.

117	Goldman Sachs September 2026 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
The table below presents our Asset management and Wealth management net revenues by line item in Asset & Wealth Management.

$ in millions	Asset management	Wealth management	Asset & Wealth Management
Three Months Ended September 2026
Management and other fees	$1,545	$2,042	$3,587
Incentive fees	587	–	587
Private banking and lending	–	827	827
Investments	62	(12)	50
Total	$2,194	$2,857	$5,051
Three Months Ended September 2025
Management and other fees	$1,254	$1,689	$2,943
Incentive fees	76	–	76
Private banking and lending	–	1,057	1,057
Investments	342	–	342
Total	$1,672	$2,746	$4,418
Nine Months Ended September 2026
Management and other fees	$4,285	$5,734	$10,019
Incentive fees	882	–	882
Private banking and lending	–	2,154	2,154
Investments	685	(14)	671
Total	$5,852	$7,874	$13,726
Nine Months Ended September 2025
Management and other fees	$3,656	$4,790	$8,446
Incentive fees	308	–	308
Private banking and lending	–	2,571	2,571
Investments	635	–	635
Total	$4,599	$7,361	$11,960
Operating Environment. During the third quarter of 2026, Asset & Wealth Management operated in an environment generally characterized by resilient economic activity, ongoing geopolitical tensions, a focus on investments related to AI and continued broad macroeconomic concerns and uncertainties. Bond prices were generally lower and global equity prices were generally slightly higher compared with the end of the second quarter of 2026, affecting levels of assets under supervision.
In the future, if market and economic conditions deteriorate, it may lead to a further decline in fixed income prices or a decline in equity prices, or investors transitioning to asset classes that typically generate lower fees or withdrawing their assets, and net revenues in Asset & Wealth Management would likely be negatively impacted.
Three Months Ended September 2026 versus September 2025. Net revenues in Asset & Wealth Management were $5.05 billion for the third quarter of 2026, 14% higher than the third quarter of 2025, reflecting significantly higher Management and other fees and Incentive fees, partially offset by significantly lower net revenues in Investments and Private banking and lending.

The increase in Management and other fees primarily reflected the impact of higher average assets under supervision. The increase in Incentive fees was driven by fund distributions. The decrease in Investments net revenues included net markdowns in debt investments compared with net markups in the prior year period. The decrease in Private banking and lending net revenues reflected the payment of interest on a previously impaired loan in the prior year period.
Provision for credit losses was $23 million for the third quarter of 2026, compared with a net benefit of $29 million for the third quarter of 2025.
Operating expenses were $3.71 billion for the third quarter of 2026, 13% higher than the third quarter of 2025, primarily due to higher compensation and benefits expenses (reflecting improved operating performance) and higher transaction based expenses. Pre-tax earnings were $1.32 billion for the third quarter of 2026, 14% higher than the third quarter of 2025.
Nine Months Ended September 2026 versus September 2025. Net revenues in Asset & Wealth Management were $13.73 billion for the first nine months of 2026, 15% higher than the first nine months of 2025, primarily reflecting higher Management and other fees and significantly higher Incentive fees, partially offset by lower net revenues in Private banking and lending.
The increase in Management and other fees primarily reflected the impact of higher average assets under supervision. The increase in Incentive fees was primarily driven by fund distributions. The decrease in Private banking and lending net revenues reflected the impact of lower net interest margin related to Marcus deposits and the payment of interest on a previously impaired loan in the prior year period, partially offset by higher average Marcus and private bank deposit balances and higher average loan balances. Net revenues in Investments were slightly higher.
Provision for credit losses was $116 million for the first nine months of 2026, compared with a net benefit of $107 million for the first nine months of 2025. Provisions for the first nine months of 2026 reflected impairments. The net benefit for the first nine months of 2025 reflected a reserve reduction related to lower balances in the wholesale portfolio.
Operating expenses were $10.25 billion for the first nine months of 2026, 12% higher than the first nine months of 2025, primarily due to higher compensation and benefits expenses (reflecting improved operating performance). Pre-tax earnings were $3.36 billion for the first nine months of 2026 (pre-tax margin of 24%), 16% higher than the first nine months of 2025.

Goldman Sachs September 2026 Form 10-Q	118

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
In the fourth quarter of 2025, we made certain changes to the classification of our AUS. See “Results of Operations — Asset & Wealth Management — Assets Under Supervision” in Management’s Discussion and Analysis of the 2025 Form 10-K for further information about such changes. In addition, beginning in the second quarter of 2026, certain assets have been reclassified from funds and discretionary accounts to advisory and OCIO accounts (accounts for which we are the outsourced chief investment officer of our clients) to better reflect the investment type of these assets. Prior period amounts have been conformed to the current presentation.
The table below presents information about our period-end AUS by asset class, region and vehicle.

	As of September
$ in billions	2026	2025
Asset Class
Alternative investments	$491	$390
Equity	1,150	914
Fixed income	1,405	1,297
Total long-term AUS	3,046	2,601
Liquidity products	1,051	851
Total AUS	$4,097	$3,452

Region
Americas	$3,021	$2,410
EMEA	799	794
Asia	277	248
Total AUS	$4,097	$3,452

Vehicle
Separate accounts	$2,180	$1,886
Public funds	1,181	1,055
Private funds and other	736	511
Total AUS	$4,097	$3,452
In the table above:
•Liquidity products includes money market funds and private bank deposits.
•EMEA represents Europe, Middle East and Africa.
The table below presents our total long-term AUS by client channel.

	As of September
$ in billions	2026	2025
Institutional	$1,245	$1,161
Wealth management	1,087	914
Third-party distributed	714	526
Total long-term AUS	$3,046	$2,601
Total wealth management client assets (consisting of AUS, brokerage assets and Marcus deposits) were approximately $2.1 trillion as of September 2026 and approximately $1.8 trillion as of September 2025.
The table below presents changes in our AUS.

	Three Months Ended September		Nine Months Ended September
$ in billions	2026	2025	2026	2025
Beginning balance	$4,041	$3,293	$3,606	$3,137
Net inflows/(outflows):
Alternative investments	34	12	66	25
Equity	13	5	83	24
Fixed income	50	39	101	53
Total long-term AUS net inflows/(outflows)	97	56	250	102
Liquidity products	(14)	23	150	6
Total AUS net inflows/(outflows)	83	79	400	108
Net market appreciation/(depreciation)	(27)	80	91	207
Ending balance	$4,097	$3,452	$4,097	$3,452
In the table above:
•During the three months ended September 2026, our AUS increased $56 billion due to net inflows (reflecting net inflows in fixed income, alternative investments and equity, partially offset by net outflows in liquidity products), partially offset by net market depreciation (reflecting net market depreciation in fixed income, partially offset by net market appreciation in equity).
•During the three months ended September 2025, our AUS increased $159 billion due to net market appreciation (primarily in equity and fixed income assets) and net inflows (reflecting net inflows across all asset classes, primarily in fixed income and liquidity products).
•During the nine months ended September 2026, our AUS increased $491 billion due to net inflows (reflecting net inflows across all asset classes) and net market appreciation (primarily in equity).
•During the nine months ended September 2025, our AUS increased $315 billion due to net market appreciation (primarily in equity and fixed income) and net inflows (primarily in fixed income, alternative investments and equity).
•Total long-term AUS net inflows/(outflows) for the nine months ended September 2026 included $31 billion of inflows in equity assets in connection with the acquisition of Innovator Capital Management, LLC, and $5 billion of inflows in alternative investments in connection with the acquisition of Industry Ventures, partially offset by $15 billion of outflows in fixed income and equity assets in connection with the disposition of Goldman Sachs TFI.

119	Goldman Sachs September 2026 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
The table below presents information about our total long-term AUS net inflows/(outflows) by client channel.

	Three Months Ended September		Nine Months Ended September
$ in billions	2026	2025	2026	2025
Institutional	$31	$31	$65	$34
Wealth management	47	14	88	40
Third-party distributed	19	11	97	28
Total long-term AUS net inflows/(outflows)	$97	$56	$250	$102
The table below presents information about our average monthly AUS by asset class.

	Average for the
	Three Months Ended September		Nine Months Ended September
$ in billions	2026	2025	2026	2025
Asset Class
Alternative investments	$478	$379	$452	$366
Equity	1,139	881	1,063	826
Fixed income	1,407	1,259	1,375	1,221
Total long-term AUS	3,024	2,519	2,890	2,413
Liquidity products	1,051	839	978	840
Total AUS	$4,075	$3,358	$3,868	$3,253
We earn management fees on client assets that we manage and also receive incentive fees based on a percentage of a fund’s or a separately managed account’s return, or when the return exceeds a specified benchmark or other performance targets. These incentive fees are recognized when it is probable that a significant reversal of such fees will not occur. Our estimated unrecognized incentive fees were $6.15 billion as of September 2026 and $5.24 billion as of December 2025. Such amounts are based on the completion of the funds’ financial statements, which is generally one quarter in arrears. These fees will be recognized, assuming no decline in fair value, if and when it is probable that a significant reversal of such fees will not occur, which is generally when such fees are no longer subject to fluctuations in the market value of the assets.
The table below presents our average effective management fee (which excludes non-asset-based fees) earned on our AUS by asset class.

	Three Months Ended September		Nine Months Ended September
Effective fees (bps)	2026	2025	2026	2025
Alternative investments	61	59	60	59
Equity	51	54	52	54
Fixed income	16	17	16	17
Liquidity products	12	14	13	14
Total average effective fee	30	31	30	31

The table below presents details about our monthly average AUS for alternative assets and the average effective management fee we earned on such assets.

	Funds & discretionary accounts			Advisory	Total
$ in billions	Direct strategies	Fund of funds	Total	& OCIO accounts	alternative AUS
Three Months Ended September 2026
Average AUS
Corporate equity	$58	$92	$150	$43	$193
Credit	75	6	81	24	105
Real estate	21	7	28	21	49
Hedge funds and other	57	18	75	56	131
Total	$211	$123	$334	$144	$478

Effective Fees (bps)
Corporate equity	120	71	93	20	75
Credit	79	50	78	19	64
Real estate	63	68	64	7	39
Hedge funds and other	66	74	68	17	46
Total	85	71	81	17	61
Three Months Ended September 2025
Average AUS
Corporate equity	$40	$74	$114	$31	$145
Credit	61	5	66	26	92
Real estate	20	7	27	13	40
Hedge funds and other	47	13	60	42	102
Total	$168	$99	$267	$112	$379

Effective Fees (bps)
Corporate equity	124	64	88	21	73
Credit	67	40	67	17	56
Real estate	66	71	67	11	47
Hedge funds and other	67	77	69	19	48
Total	81	67	76	18	59
Nine Months Ended September 2026
Average AUS
Corporate equity	$54	$84	$138	$40	$178
Credit	72	6	78	25	103
Real estate	21	8	29	19	48
Hedge funds and other	54	16	70	53	123
Total	$201	$114	$315	$137	$452

Effective Fees (bps)
Corporate equity	127	66	93	19	75
Credit	76	45	75	19	61
Real estate	64	65	65	8	42
Hedge funds and other	66	72	67	18	46
Total	86	67	80	17	60
Nine Months Ended September 2025
Average AUS
Corporate equity	$38	$72	$110	$30	$140
Credit	58	4	62	25	87
Real estate	20	7	27	13	40
Hedge funds and other	46	12	58	41	99
Total	$162	$95	$257	$109	$366

Effective Fees (bps)
Corporate equity	123	64	87	22	72
Credit	72	45	71	19	56
Real estate	64	68	65	12	47
Hedge funds and other	68	76	69	19	49
Total	82	66	77	19	59

Goldman Sachs September 2026 Form 10-Q	120

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
The table below presents information about our period-end AUS for alternative assets, non-fee-earning alternative assets and total alternative assets.

	AUS				Total
$ in billions	Funds & discretionary	Advisory & OCIO	Total AUS	Non-fee- earning	alternative assets
As of September 2026
Corporate equity	$159	$43	$202	$91	$293
Credit	79	27	106	125	231
Real estate	27	20	47	22	69
Hedge funds and other	78	58	136	4	140
Total	$343	$148	$491	$242	$733
As of September 2025
Corporate equity	$116	$34	$150	$84	$234
Credit	68	26	94	93	187
Real estate	28	13	41	21	62
Hedge funds and other	62	43	105	2	107
Total	$274	$116	$390	$200	$590
In the table above:
•Substantially all non-fee-earning alternative assets consist of funds and discretionary accounts.
•Corporate equity primarily includes private equity.
•Total alternative assets included uncalled capital that is available for future investing of $102 billion as of September 2026 and $73 billion as of September 2025.
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

The table below presents information about third-party commitments raised in our alternatives business from the beginning of 2020 through the third quarter of 2026.

As of
$ in billions	September 2026
Included in AUS	$425
Included in non-fee-earning alternative assets	135
Third-party commitments raised	$560
In the table above, commitments included in non-fee-earning alternative assets included approximately $108 billion, which will begin to earn fees (and become AUS) if and when the commitments are drawn and assets are invested. In the third quarter of 2026, we raised $37 billion in third-party commitments in our alternatives business, including $12 billion in corporate equity, $16 billion in credit, $1 billion in real estate and $8 billion in hedge funds and other. We have raised $122 billion in third-party commitments in the first nine months of 2026 and expect fundraising for full year 2026 to be approximately $150 billion.
The table below presents information about alternative investments that we hold on our balance sheet.

	As of
	September	December
$ in billions	2026	2025
Product
Loans	$5.3	$5.7
Debt securities	7.0	8.1
Equity securities	10.8	11.2
Other	1.3	1.9
Total	$24.4	$26.9

Region
Americas	58%	56%
EMEA	31%	33%
Asia	11%	11%
Total	100%	100%

Industry
Consumer & Retail	8%	8%
Financial Institutions	11%	10%
Healthcare	9%	9%
Industrials	10%	11%
Natural Resources & Utilities	8%	8%
Real Estate	14%	15%
Technology, Media & Telecommunications	30%	30%
Other	10%	9%
Total	100%	100%
In the table above, other investments include tax credit investments (accounted for under the proportional amortization method of accounting) of $0.7 billion as of both September 2026 and December 2025. Additionally, other investments include CIEs, which held assets (generally accounted for at historical cost less depreciation) of $0.6 billion as of September 2026 and $1.2 billion as of December 2025, and were funded with liabilities of $0.2 billion as of September 2026 and approximately $0.6 billion as of December 2025. Substantially all such liabilities were nonrecourse, thereby reducing our equity at risk.

121	Goldman Sachs September 2026 Form 10-Q

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
The table below presents our Platform Solutions assets.

	As of
	September	December
$ in millions	2026	2025
Cash and cash equivalents	$2,606	$2,230
Collateralized agreements	875	1,544
Customer and other receivables	64	64
Trading assets	5,556	3,572
Investments	116	141
Loans	19,968	19,823
Other assets	730	706
Total	$29,915	$28,080
In the table above, substantially all loans consisted of credit card loans.
The table below presents our average Platform Solutions gross loans.

	Three Months Ended September		Nine Months Ended September
$ in millions	2026	2025	2026	2025
Loans	$19,701	$20,519	$19,414	$20,656
The table below presents our Platform Solutions operating results.

	Three Months Ended September		Nine Months Ended September
$ in millions	2026	2025	2026	2025
Net revenues	$170	$598	$802	$1,827
Provision for credit losses	–	286	1	796
Operating expenses	265	334	869	1,023
Pre-tax earnings/(loss)	(95)	(22)	(68)	8
Provision/(benefit) for taxes	(19)	(4)	(14)	2
Net earnings/(loss)	(76)	(18)	(54)	6
Preferred stock dividends	4	8	17	22
Net earnings/(loss) to common	$(80)	$(26)	$(71)	$(16)

Average common equity	$3,468	$4,257	$3,562	$4,389
Return on average common equity	(9.2)%	(2.4)%	(2.7)%	(0.5)%
Operating Environment. The operating environment for Platform Solutions is primarily impacted by the economic environment in the U.S., which, during the third quarter of 2026, was generally characterized by resilient economic activity (including continued strength in consumer spending), concerns about inflation, and a continued low rate of unemployment.
In the future, if economic conditions deteriorate, it may lead to a deterioration in consumer credit, and net revenues in Platform Solutions would likely be negatively impacted.
Three Months Ended September 2026 versus September 2025. Net revenues in Platform Solutions were $170 million for the third quarter of 2026, 72% lower than the third quarter of 2025, primarily reflecting net markdowns related to the Apple Card loan portfolio, which was transferred to held for sale in the fourth quarter of 2025.
Provision for credit losses was $286 million for the third quarter of 2025, reflecting net provisions related to the credit card portfolio, which was transferred to held for sale in the fourth quarter of 2025.
Operating expenses were $265 million for the third quarter of 2026, 21% lower than the third quarter of 2025, primarily reflecting lower operating expenses related to the General Motors (GM) credit card program, which was sold in 2025. Pre-tax loss was $95 million for the third quarter of 2026, compared with a pre-tax loss of $22 million for the third quarter of 2025.
Nine Months Ended September 2026 versus September 2025. Net revenues in Platform Solutions were $802 million for the first nine months of 2026, 56% lower than the first nine months of 2025, primarily reflecting net markdowns related to the Apple Card loan portfolio, which was transferred to held for sale in the fourth quarter of 2025.
Provision for credit losses was $1 million for the first nine months of 2026, compared with $796 million for the first nine months of 2025. Provisions for the first nine months of 2025 reflected net provisions related to the credit card portfolio, which was transferred to held for sale in the fourth quarter of 2025.
Operating expenses were $869 million for the first nine months of 2026, 15% lower than the first nine months of 2025, reflecting lower operating expenses related to the GM credit card program, which was sold in 2025. Pre-tax loss was $68 million for the first nine months of 2026, compared with pre-tax earnings of $8 million for the first nine months of 2025.
Geographic Data
See Note 25 to the consolidated financial statements for a summary of our total net revenues and pre-tax earnings by geographic region.

Goldman Sachs September 2026 Form 10-Q	122

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

123	Goldman Sachs September 2026 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
Balance Sheet Analysis and Metrics
As of September 2026, total assets in our consolidated balance sheets were $2.18 trillion, an increase of $371.11 billion from December 2025, primarily reflecting increases in trading assets of $174.93 billion (primarily due to increases in equity securities, government and agency obligations and corporate debt, reflecting the impact of our and our clients’ activities, and derivative instruments reflecting the impact of interest rate and commodities price movements), investments of $78.78 billion (reflecting an increase in U.S. government obligations, primarily due to increases in securities accounted for as available-for-sale), customer and other receivables of $39.15 billion (reflecting our clients’ activities), loans of $37.91 billion (primarily due to increases in other collateralized, real estate and corporate loans), collateralized agreements of $24.81 billion (reflecting our and our clients’ activities), and cash and cash equivalents of $12.51 billion (primarily reflecting our activities). See "Risk Management — Liquidity Risk Management — Cash Flows" for further information about cash and cash equivalents.
As of September 2026, total liabilities in our consolidated balance sheets were $2.06 trillion, an increase of $371.15 billion from December 2025, reflecting increases in collateralized financings of $90.48 billion (reflecting the impact of our and our clients’ activities), unsecured borrowings of $88.86 billion (primarily driven by net issuances), trading liabilities of $67.69 billion (primarily due to increases in government and agency obligations and equity securities, reflecting the impact of our and our clients’ activities, and derivative instruments reflecting the impact of equity price and interest rate movements), deposits of $66.45 billion (reflecting increases across all sources, primarily in transaction banking deposit, consumer deposit, and deposit sweep program balances) and customer and other payables of $55.44 billion (reflecting our clients’ activities).
Our total securities sold under agreements to repurchase (repurchase agreements), accounted for as collateralized financings, were 7% higher as of September 2026 and largely in line as of December 2025 as compared with the average daily amount of repurchase agreements over the respective quarters. As of September 2026, the increase in our repurchase agreements relative to the average daily amount of repurchase agreements during the quarter resulted from higher levels of our activities at the end of the period.
The level of our repurchase agreements fluctuates between and within periods, primarily due to providing clients with access to highly liquid collateral, such as certain government and agency obligations, through collateralized financing activities.

The table below presents information about our balance sheet and leverage ratios.

	As of
	September	December
$ in millions	2026	2025
Total assets	$2,180,426	$1,809,320
Unsecured long-term borrowings	$352,470	$285,500
Total shareholders’ equity	$124,929	$124,972
Leverage ratio	17.5x	14.5x
Debt-to-equity ratio	2.8x	2.3x
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

	As of
	September	December
$ in millions, except per share amounts	2026	2025
Total shareholders’ equity	$124,929	$124,972
Preferred stock	(14,778)	(15,153)
Common shareholders’ equity	110,151	109,819
Goodwill	(7,338)	(5,949)
Identifiable intangible assets	(1,886)	(842)
Tangible common shareholders’ equity	$100,927	$103,028

Book value per common share	$372.64	$357.60
Tangible book value per common share	$341.43	$335.49
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

Goldman Sachs September 2026 Form 10-Q	124

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
•Book value per common share and tangible book value per common share are based on (i) common shares outstanding and (ii) restricted stock units granted to employees and exchangeable instruments, which in both cases, are not subject to satisfaction of future service, performance or market conditions (collectively, basic shares) of 295.6 million as of September 2026 and 307.1 million as of December 2025. We believe that tangible book value per common share (tangible common shareholders’ equity divided by basic shares) is meaningful because it is a measure that we and investors use to assess capital adequacy. Tangible book value per common share is a non-GAAP measure and may not be comparable to similar non-GAAP measures used by other companies.
Funding Sources
Our primary sources of funding are deposits, collateralized financings, unsecured short- and long-term borrowings, and shareholders’ equity. We seek to maintain broad and diversified funding sources globally across products, programs, markets, currencies and creditors to avoid funding concentrations.
The table below presents information about our funding sources.

	As of
$ in millions	September 2026		December 2025
Deposits	$567,875	37%	$501,422	39%
Collateralized financings	395,530	26%	305,049	24%
Unsecured short-term borrowings	92,346	6%	70,459	5%
Unsecured long-term borrowings	352,470	23%	285,500	22%
Total shareholders’ equity	124,929	8%	124,972	10%
Total	$1,533,150	100%	$1,287,402	100%
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

The table below presents the types and sources of deposits.

$ in millions	Savings and Demand	Time	Total
As of September 2026
Consumer	$144,512	$85,690	$230,202
Private bank	81,858	22,789	104,647
Brokered certificates of deposit	–	51,382	51,382
Deposit sweep programs	42,348	–	42,348
Transaction banking	82,817	10,405	93,222
Other	1,526	44,548	46,074
Total	$353,061	$214,814	$567,875
As of December 2025
Consumer	$128,214	$79,688	$207,902
Private bank	83,323	17,447	100,770
Brokered certificates of deposit	–	47,288	47,288
Deposit sweep programs	34,363	–	34,363
Transaction banking	68,788	976	69,764
Other	1,464	39,871	41,335
Total	$316,152	$185,270	$501,422
In the table above:
•Savings and demand accounts consist of money market deposit accounts, negotiable order of withdrawal accounts and demand deposit accounts that have no stated maturity or expiration date.
•Time deposits had a weighted average maturity of approximately 0.7 years as of both September 2026 and December 2025.
•Consumer deposits consist of deposits from both Marcus and Apple Card customers.
•Deposit sweep programs include contractual agreements primarily with U.S. broker-dealers that sweep client cash to FDIC-insured deposits.
•Transaction banking deposits consist of deposits that we raised through our cash management services business for corporate and other institutional clients.
•Other deposits are substantially all from institutional clients.
•Deposits insured by the FDIC were $300.27 billion as of September 2026 and $269.63 billion as of December 2025.
•Deposits insured by non-U.S. insurance programs were $35.11 billion as of September 2026 and $31.70 billion as of December 2025.
See Note 13 to the consolidated financial statements for further information about our deposits, including a maturity profile of our time deposits.

125	Goldman Sachs September 2026 Form 10-Q

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
We seek to raise secured funding with a term appropriate for the liquidity of the assets that are being financed, and we seek longer maturities for secured funding collateralized by asset classes that may be harder to fund on a secured basis, especially during times of market stress. Our secured funding, excluding funding collateralized by liquid government and agency obligations, is primarily executed (i) for tenors of one month or greater and (ii) through term repurchase agreements and securities loaned contracts.
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
The table below presents our quarterly unsecured long-term borrowings maturity profile.

$ in millions	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
As of September 2026
2027	$–	$–	$–	$14,204	$14,204
2028	$16,814	$13,106	$10,905	$6,728	47,553
2029	$15,917	$17,584	$12,008	$11,105	56,614
2030	$9,448	$11,553	$11,935	$6,501	39,437
2031	$13,101	$10,934	$10,962	$5,023	40,020
2032 - thereafter					154,642
Total					$352,470
The weighted average maturity of our unsecured long-term borrowings as of September 2026 was approximately six years. To mitigate refinancing risk, we seek to limit the principal amount of debt maturing over the course of any monthly, quarterly, semi-annual or annual time horizon. We enter into interest rate swaps to convert a portion of our unsecured long-term borrowings into floating-rate obligations to manage our exposure to interest rates. See Note 14 to the consolidated financial statements for further information about our unsecured long-term borrowings.
Shareholders’ Equity. Shareholders’ equity is a stable and perpetual source of funding. See Note 19 to the consolidated financial statements for further information about our shareholders’ equity.

Goldman Sachs September 2026 Form 10-Q	126

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
The FRB evaluates us based, in part, on whether we have the capital necessary to continue operating under the baseline and severely adverse scenarios provided by the FRB and those developed internally. This evaluation also takes into account our process for identifying risk, our controls and governance for capital planning, and our guidelines for making capital planning decisions. In addition, the FRB evaluates our plan to make capital distributions (i.e., dividend payments and repurchases of common stock or redemptions of preferred stock, subordinated debt or other capital securities) and issue capital, across the range of macroeconomic scenarios and firm-specific assumptions. The FRB determines the stress capital buffer (SCB) applicable to us based on its own annual stress test. The SCB under the Standardized approach is calculated as (i) the difference between our starting and minimum projected CET1 capital ratios under the supervisory severely adverse scenario and (ii) our planned common stock dividends for each of the fourth through seventh quarters of the planning horizon, expressed as a percentage of RWAs. See “Regulatory and Other Matters — Regulatory Matters” for information about the FRB's final rules on changes to the supervisory stress testing methodology and SCB calculation.
See Note 20 to the consolidated financial statements for information about our CCAR results. See “Share Repurchase Program” for further information about common stock repurchases and dividends. We published a summary of our annual DFAST results in June 2026. See “Available Information.”

127	Goldman Sachs September 2026 Form 10-Q

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
During the third quarter of 2026, we returned a total of $4.49 billion of capital to common shareholders, including $3.00 billion of common share repurchases and $1.49 billion of common stock dividends. The Board approved an increase in our quarterly common stock dividend from $4.50 to $5.00 per share beginning in the third quarter of 2026. Consistent with our capital management philosophy, we will continue prioritizing deployment of capital for our clients where returns are attractive and distribute any excess capital to shareholders through dividends and share repurchases, while targeting a 50 to 100 basis point buffer above our capital requirement.
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

Goldman Sachs September 2026 Form 10-Q	128

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

Our G-SIB surcharge (Method 2) is 3.5% for 2026 and 2027. We expect that our surcharge will be 4.0% beginning in 2028. Based on financial data for the nine months ended September 2026, our current estimate is that we are within the 5.0% G-SIB surcharge range. The earliest this surcharge could be effective is January 2029. Our G-SIB surcharge may be subject to further changes pending the finalization of the FRB’s outstanding proposal on the G-SIB surcharge. See “Regulatory and Other Matters — Regulatory Matters” for further information about the FRB’s proposal on the G-SIB surcharge.
Risk-Based Capital. The table below presents information about our risk-based capital.

	As of
	September	December
$ in millions	2026	2025
Common shareholders’ equity	$110,151	$109,819
Deduction for goodwill	(6,463)	(5,244)
Deduction for identifiable intangible assets	(1,716)	(642)
Other adjustments	(531)	364
CET1 capital	101,441	104,297
Preferred stock	14,778	15,153
Deduction for investments in covered funds	(288)	(504)
Other adjustments	(4)	(3)
Tier 1 capital	$115,927	$118,943

Standardized Tier 2 and Total capital
Tier 1 capital	$115,927	$118,943
Qualifying subordinated debt	13,391	8,856
Allowance for credit losses	3,111	2,879
Other adjustments	(26)	(13)
Standardized Tier 2 capital	16,476	11,722
Standardized Total capital	$132,403	$130,665

Advanced Tier 2 and Total capital
Tier 1 capital	$115,927	$118,943
Standardized Tier 2 capital	16,476	11,722
Allowance for credit losses	(3,111)	(2,879)
Other adjustments	665	684
Advanced Tier 2 capital	14,030	9,527
Advanced Total capital	$129,957	$128,470

129	Goldman Sachs September 2026 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
In the table above:
•Deduction for goodwill was net of deferred tax liabilities of $875 million as of September 2026 and $705 million as of December 2025.
•Deduction for identifiable intangible assets was net of deferred tax liabilities of $170 million as of September 2026 and $200 million as of December 2025.
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

The table below presents changes in CET1 capital, Tier 1 capital and Tier 2 capital.

$ in millions	Standardized	Advanced
Nine Months Ended September 2026
CET1 capital
Beginning balance	$104,297	$104,297
Change in:
Common shareholders’ equity	332	332
Deduction for goodwill	(1,219)	(1,219)
Deduction for identifiable intangible assets	(1,074)	(1,074)
Other adjustments	(895)	(895)
Ending balance	$101,441	$101,441

Tier 1 capital
Beginning balance	$118,943	$118,943
Change in:
CET1 capital	(2,856)	(2,856)
Preferred stock	(375)	(375)
Deduction for investments in covered funds	216	216
Other adjustments	(1)	(1)
Ending balance	115,927	115,927
Tier 2 capital
Beginning balance	11,722	9,527
Change in:
Qualifying subordinated debt	4,535	4,535
Allowance for credit losses	232	–
Other adjustments	(13)	(32)
Ending balance	16,476	14,030
Total capital	$132,403	$129,957
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

Goldman Sachs September 2026 Form 10-Q	130

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
A VaR multiplier is used to determine Market RWAs relating to regulatory VaR. The VaR multiplier is determined by, among other things, the number of VaR exceptions observed over the preceding 250 business days. The number of VaR exceptions over the preceding 250 business days increased from four as of June 2026 to five as of September 2026 (including one exception during the three months ended September 2026) and, therefore, the VaR multiplier increased from 3.0 to 3.4;

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

131	Goldman Sachs September 2026 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
The table below presents information about RWAs.

$ in millions	Standardized	Advanced
As of September 2026
Credit RWAs
Derivatives	$172,471	$109,646
Commitments, guarantees and loans	305,983	238,785
Securities financing transactions	108,704	24,512
Equity investments	26,737	28,981
Other	85,465	117,775
Total Credit RWAs	699,360	519,699
Market RWAs
Regulatory VaR	24,791	24,791
Stressed VaR	59,744	59,744
Incremental risk	9,784	9,784
Comprehensive risk	3,579	3,579
Specific risk	18,535	18,535
Total Market RWAs	116,433	116,433
Total Operational RWAs	–	110,342
Total RWAs	$815,793	$746,474
As of December 2025
Credit RWAs
Derivatives	$153,827	$111,863
Commitments, guarantees and loans	278,715	221,325
Securities financing transactions	107,272	29,471
Equity investments	28,112	30,988
Other	74,893	100,484
Total Credit RWAs	642,819	494,131
Market RWAs
Regulatory VaR	14,716	14,716
Stressed VaR	43,189	43,189
Incremental risk	5,117	5,117
Comprehensive risk	2,196	2,196
Specific risk	19,301	19,301
Total Market RWAs	84,519	84,519
Total Operational RWAs	–	112,820
Total RWAs	$727,338	$691,470
In the table above:
•Securities financing transactions represents resale and repurchase agreements and securities borrowed and loaned transactions.
•Other includes receivables, certain debt securities, cash and cash equivalents, and other assets.

The table below presents changes in RWAs.

$ in millions	Standardized	Advanced
Nine Months Ended September 2026
RWAs
Beginning balance	$727,338	$691,470
Credit RWAs
Change in:
Derivatives	18,644	(2,217)
Commitments, guarantees and loans	27,268	17,460
Securities financing transactions	1,432	(4,959)
Equity investments	(1,375)	(2,007)
Other	10,572	17,291
Change in Credit RWAs	56,541	25,568
Market RWAs
Change in:
Regulatory VaR	10,075	10,075
Stressed VaR	16,555	16,555
Incremental risk	4,667	4,667
Comprehensive risk	1,383	1,383
Specific risk	(766)	(766)
Change in Market RWAs	31,914	31,914
Change in Operational RWAs	–	(2,478)
Ending balance	$815,793	$746,474
RWAs Rollforward Commentary
Nine Months Ended September 2026. Standardized Credit RWAs as of September 2026 increased by $56.54 billion compared with December 2025, reflecting an increase in commitments, guarantees and loans (principally due to increased lending exposures), an increase in derivatives (principally due to increased exposures), and an increase in other credit RWAs (principally due to an increase in customer and other receivables). Standardized Market RWAs as of September 2026 increased by $31.91 billion compared with December 2025, primarily reflecting an increase in stressed VaR (principally due to increased exposures to interest rates and equities and an increase in the VaR multiplier) and an increase in regulatory VaR (principally due to higher levels of market volatility, increased exposures to interest rates and equities, and an increase in the VaR multiplier).
Advanced Credit RWAs as of September 2026 increased by $25.57 billion compared with December 2025, reflecting an increase in commitments, guarantees and loans (principally due to increased lending exposures) and an increase in other credit RWAs (principally due to increases in customer and other receivables and certain debt securities). Advanced Market RWAs as of September 2026 increased by $31.91 billion compared with December 2025, primarily reflecting an increase in stressed VaR (principally due to increased exposures to interest rates and equities and an increase in the VaR multiplier) and an increase in regulatory VaR (principally due to higher levels of market volatility, increased exposures to interest rates and equities and an increase in the VaR multiplier). Advanced Operational RWAs as of September 2026 decreased by $2.48 billion compared with December 2025, primarily reflecting decreased frequency of loss events estimated by our risk-based model.

Goldman Sachs September 2026 Form 10-Q	132

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
In the table above:
•As of both September 2026 and December 2025, the TLAC to RWAs requirement is calculated as the sum of (i) an 18% minimum, (ii) a 2.5% buffer, (iii) a countercyclical capital buffer, which the FRB has set to zero percent and (iv) a 1.5% G-SIB surcharge (Method 1).
•The TLAC to total leverage exposure requirement is calculated as the sum of (i) a 7.5% minimum as of both September 2026 and December 2025 and (ii) a total leverage exposure buffer of 0.75% as of September 2026 and 2.0% as of December 2025.
•The external long-term debt to RWAs requirement is calculated as the sum of (i) 6% as of both September 2026 and December 2025 and (ii) a G-SIB surcharge (Method 2) of 3.5% as of September 2026 and 3.0% as of December 2025.
•The external long-term debt to total leverage exposure is calculated as the sum of (i) 2.5% as of September 2026 and 4.5% as of December 2025 and (ii) a total leverage exposure buffer of 0.75% as of September 2026.

The table below presents information about our TLAC and external long-term debt ratios.

	For the Three Months Ended or as of
	September	December
$ in millions	2026	2025
TLAC	$346,735	$300,481
External long-term debt	$216,389	$170,347
RWAs	$815,793	$727,338
Total leverage exposure	$2,708,928	$2,297,597

TLAC to RWAs	42.5%	41.3%
TLAC to total leverage exposure	12.8%	13.1%
External long-term debt to RWAs	26.5%	23.4%
External long-term debt to total leverage exposure	8.0%	7.4%
In the table above:
•TLAC includes common and preferred stock, and eligible long-term debt issued by Group Inc. Eligible long-term debt represents unsecured debt, which has a remaining maturity of at least one year and satisfies additional requirements.
•External long-term debt consists of eligible long-term debt subject to a haircut if it is due to be paid between one and two years.
•In accordance with the TLAC rules, the higher of Standardized or Advanced RWAs are used in the calculation of TLAC and external long-term debt ratios and applicable requirements. RWAs represent Standardized RWAs as of both September 2026 and December 2025.
•Total leverage exposure includes average adjusted total assets and the monthly average of off-balance sheet and other exposures, primarily consisting of derivatives, securities financing transactions, commitments and guarantees.
See “Business — Regulation” in Part I, Item 1 of the 2025 Form 10-K for further information about TLAC.

133	Goldman Sachs September 2026 Form 10-Q

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
The table below presents GSIB’s risk-based capital requirements.

	As of
	September	December
	2026	2025
CET1 capital ratio	12.1%	12.0%
Tier 1 capital ratio	14.9%	14.8%
Total capital ratio	18.6%	18.5%
The table below presents information about GSIB’s risk-based capital ratios.

	As of
	September	December
$ in millions	2026	2025
CET1 capital	$5,121	$4,947
Tier 1 capital	$5,121	$4,947
Tier 2 capital	$1,047	$826
Total capital	$6,168	$5,773
RWAs	$22,587	$19,936

CET1 capital ratio	22.7%	24.8%
Tier 1 capital ratio	22.7%	24.8%
Total capital ratio	27.3%	29.0%
In the table above, the risk-based capital ratios as of September 2026 included GSIB’s profits after foreseeable charges for the nine months ended September 2026, which contributed 241 basis points to the CET1 capital ratio. These profits, net of any future dividends declared, must be audited by GSIB’s external auditors in their annual audit to qualify for inclusion in GSIB’s risk-based capital.

The table below presents GSIB’s leverage ratio requirement and leverage ratio.

	As of
	September	December
	2026	2025
Leverage ratio requirement	3.7%	3.7%
Leverage ratio	6.8%	8.4%
In the table above, the leverage ratio as of September 2026 included GSIB’s profits after foreseeable charges for the nine months ended September 2026, which contributed 72 basis points to the leverage ratio. These profits, net of any future dividends declared, must be audited by GSIB’s external auditors in their annual audit to qualify for inclusion in GSIB’s risk-based capital.
GSIB is subject to minimum reserve requirements at central banks in certain of the jurisdictions in which it operates. As of both September 2026 and December 2025, GSIB was in compliance with these requirements.
GSBE. GSBE is our German bank subsidiary supervised by the European Central Bank, BaFin and Deutsche Bundesbank. GSBE is a non-U.S. banking subsidiary of GS Bank USA and is also subject to standalone regulatory capital requirements noted below. GSBE is subject to the capital requirements prescribed in the E.U. Capital Requirements Directive and E.U. Capital Requirements Regulation, both of which are largely based on Basel III, and the finalized revisions to the Basel III Capital Requirements set by the Basel Committee (Basel III Revisions), which became effective on January 1, 2025. The deposits of GSBE are covered by the German statutory deposit protection program to the extent provided by law. In addition, GSBE has elected to participate in the German voluntary deposit protection program which provides further insurance for certain eligible deposits beyond the coverage of the German statutory deposit program.
The table below presents GSBE’s risk-based capital requirements.

	As of
	September	December
	2026	2025
CET1 capital ratio	10.4%	10.4%
Tier 1 capital ratio	12.4%	12.4%
Total capital ratio	15.0%	15.0%

Goldman Sachs September 2026 Form 10-Q	134

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
The table below presents information about GSBE’s risk-based capital ratios.

	As of
	September	December
$ in millions	2026	2025
CET1 capital	$16,620	$16,405
Tier 1 capital	$16,620	$16,405
Tier 2 capital	$23	$23
Total capital	$16,643	$16,428
RWAs	$75,578	$70,521

CET1 capital ratio	22.0%	23.3%
Tier 1 capital ratio	22.0%	23.3%
Total capital ratio	22.0%	23.3%
In the table above, the risk-based capital ratios as of September 2026 included GSBE’s profits after foreseeable charges for the nine months ended September 2026, which contributed 96 basis points to the CET1 capital ratio. These profits, net of any future dividends declared, must be audited by GSBE’s external auditors in their annual audit and approved by GSBE’s shareholder (GS Bank USA) to qualify for inclusion in GSBE’s risk-based capital.
The table below presents GSBE’s leverage ratio requirement and leverage ratio.

	As of
	September	December
	2026	2025
Leverage ratio requirement	3.2%	3.2%
Leverage ratio	7.3%	9.3%
In the table above, the leverage ratio as of September 2026 included GSBE’s profits after foreseeable charges for the nine months ended September 2026, which contributed 32 basis points to the leverage ratio. These profits, net of any future dividends declared, must be audited by GSBE’s external auditors in their annual audit and approved by GSBE’s shareholder (GS Bank USA) to qualify for inclusion in GSBE’s risk-based capital.
GSBE is subject to minimum reserve requirements at central banks in certain of the jurisdictions in which it operates. As of both September 2026 and December 2025, GSBE was in compliance with these requirements.
GSBE is a registered swap dealer with the CFTC and a registered security-based swap dealer with the SEC. As of both September 2026 and December 2025, GSBE was subject to and in compliance with applicable capital requirements for swap dealers and security-based swap dealers.

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
GS&Co. had regulatory net capital, as defined by Rule 15c3-1 of the SEC, of $21.11 billion as of September 2026 and $23.10 billion as of December 2025, which exceeded the greater of the minimum amounts required under Rule 15c3-1 of the SEC and Rules 1.17 and Part 23 Subpart E of the CFTC by $14.51 billion as of September 2026 and $16.93 billion as of December 2025. In addition to its alternative minimum net capital requirements, GS&Co. is also required to hold tentative net capital in excess of $5 billion and net capital in excess of $1 billion in accordance with Rule 15c3-1. GS&Co. is also required to notify the SEC in the event that its tentative net capital is less than $6 billion. As of both September 2026 and December 2025, GS&Co. had tentative net capital and net capital in excess of both the minimum and the notification requirements.

135	Goldman Sachs September 2026 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
Non-U.S. Regulated Broker-Dealer Subsidiaries. Our principal non-U.S. regulated broker-dealer subsidiaries include GSI and GSJCL.
GSI, our U.K. broker-dealer, is regulated by the PRA and the FCA. GSI is subject to the U.K. capital framework, which is largely based on Basel III.
The table below presents GSI’s risk-based capital requirements.

	As of
	September	December
	2026	2025
CET1 capital ratio	9.0%	9.0%
Tier 1 capital ratio	11.0%	10.9%
Total capital ratio	13.6%	13.5%
The table below presents information about GSI’s risk-based capital ratios.

	As of
	September	December
$ in millions	2026	2025
CET1 capital	$36,992	$34,442
Tier 1 capital	$46,992	$39,942
Tier 2 capital	$8,717	$8,477
Total capital	$55,709	$48,419
RWAs	$311,447	$302,962

CET1 capital ratio	11.9%	11.4%
Tier 1 capital ratio	15.1%	13.2%
Total capital ratio	17.9%	16.0%
In the table above, the risk-based capital ratios as of September 2026 included GSI’s profits after foreseeable charges for the three months ended September 2026, which contributed 37 basis points to the CET1 capital ratio. These profits, net of any future dividends declared, must be verified by GSI’s external auditors in their quarterly review to qualify for inclusion in GSI’s risk-based capital.

The table below presents GSI’s leverage ratio requirement and leverage ratio.

	As of
	September	December
	2026	2025
Leverage ratio requirement	3.5%	3.5%
Leverage ratio	4.6%	4.5%
In the table above, the leverage ratio as of September 2026 included GSI’s profits after foreseeable charges for the three months ended September 2026, which contributed 11 basis points to the leverage ratio. These profits, net of any future dividends declared, must be verified by GSI’s external auditors in their quarterly review to qualify for inclusion in GSI’s risk-based capital.
GSI is a registered swap dealer with the CFTC and a registered security-based swap dealer with the SEC. As of both September 2026 and December 2025, GSI was subject to and in compliance with applicable capital requirements for swap dealers and security-based swap dealers.
GSJCL, our Japanese broker-dealer, is regulated by Japan’s Financial Services Agency. GSJCL and certain other non-U.S. subsidiaries are also subject to capital requirements promulgated by authorities of the countries in which they operate. As of both September 2026 and December 2025, these subsidiaries were in compliance with their local capital requirements.

Goldman Sachs September 2026 Form 10-Q	136

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
Supervisory Stress Testing and SCB Reforms. In September 2026, the FRB issued final rules to revise its supervisory stress testing framework. The final rules enhance the transparency of the supervisory stress tests by requiring the Federal Reserve to request public comment annually on the stress test scenarios and material changes to the supervisory stress test models. Under the final rules, the annual effective date of the SCB will shift from October 1 to January 1, beginning with the 2027 CCAR cycle. In addition, beginning with the 2028 CCAR cycle, the Federal Reserve will use a two-year average of the stress capital decline projected in each of the two most recent annual tests for the purpose of determining the SCB.
Other Matters
Conflict in the Middle East. The Iranian conflict that began in February 2026 has had significant implications for the global economy, including a disruption in the supply of oil and higher oil prices, more volatile equity prices, upward pressure on interest rates and heightened risk of recession. The future course of the conflict remains uncertain, and a continuation of the conflict or further escalation could lead to a rise in oil prices and a surge in inflation, a global recession, stagflation, and more heightened volatility across financial markets. If the adverse economic consequences from the conflict were to worsen, our results of operations could be negatively impacted.
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

Off-Balance Sheet Arrangement	Disclosure in Form 10-Q
Variable interests in nonconsolidated variable interest entities	See Note 17 to the consolidated financial statements.
Guarantees, and lending and other commitments	See Note 18 to the consolidated financial statements.
Derivatives	See Note 7 to the consolidated financial statements.

137	Goldman Sachs September 2026 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
Risk Management
Risks are inherent in our businesses and include liquidity, market, credit, operational, cybersecurity, model, AI, legal, compliance, conduct, regulatory and reputational risks. For further information about our risk management processes, see “Overview and Structure of Risk Management,” and for information about our areas of risk, see “Liquidity Risk Management,” “Market Risk Management,” “Credit Risk Management,” “Operational Risk Management,” “Cybersecurity Risk Management,” “Model Risk Management” and “Other Risk Management,” as well as “Risk Factors” in Part I, Item 1A of the 2025 Form 10-K.
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
The Board, including through its committees, receives regular briefings on firmwide risks, including liquidity risk, market risk, credit risk, operational risk, model risk, AI risk and climate risk, from our chief risk officer, on cybersecurity threats and other AI risks from our chief information security officer (CISO), on compliance risk and conduct risk from our chief compliance officer, and on legal and regulatory enforcement matters and other matters impacting our reputation from our acting general counsel, as well as other members of senior management.
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

Goldman Sachs September 2026 Form 10-Q	138

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
The Firmwide Risk Appetite Committee is responsible for approving and monitoring limits at firmwide, business and product levels. Certain limits may be set at levels that will require periodic adjustment, rather than at levels that reflect our maximum risk appetite. This fosters an ongoing dialogue about risk among our first and second lines of defense, committees and senior management, as well as rapid escalation of risk-related matters. The Firmwide Risk Appetite Committee also authorizes Risk to set limits and thresholds to support monitoring and oversight at a more granular level. For example, Market Risk sets limits at certain product and desk levels, and Credit Risk sets limits for individual counterparties and their subsidiaries, industries and countries. Limits are reviewed regularly and amended on a permanent or temporary basis to reflect changes to our strategic business plan, as well as changing market conditions, business conditions or risk tolerance. Risk limits are monitored by the respective Risk functions.

139	Goldman Sachs September 2026 Form 10-Q

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

Goldman Sachs September 2026 Form 10-Q	140

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

141	Goldman Sachs September 2026 Form 10-Q

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
•Firmwide Risk Appetite Committee. The Firmwide Risk Appetite Committee (through delegated authority from the Firmwide Enterprise Risk Committee) is responsible for overseeing the ongoing approval, implementation and monitoring of the frameworks, policies and parameters related to our risk management processes, as well as limits, thresholds and alerts, at firmwide, business and product levels. In addition, this committee is responsible for overseeing our financial and model risks and reviews the results of stress tests and scenario analyses. To assist the Firmwide Risk Appetite Committee in carrying out its mandate, a number of other risk committees, councils and working groups with dedicated oversight for stress testing, model risks, Volcker Rule compliance, as well as our investments or other capital commitments that may incur financial risk, report into the Firmwide Risk Appetite Committee. This committee is chaired by our chief risk officer, who is appointed as chair by the chairs of the Firmwide Enterprise Risk Committee. The Firmwide Capital Committee and Firmwide Commitments Committee report to the Firmwide Risk Appetite Committee.

•Firmwide Data Governance Committee. The Firmwide Data Governance Committee is responsible for overseeing the firmwide data governance framework, and its implementation, to help ensure that data governance and data quality are appropriate. This committee is co-chaired by our chief data officer and another managing director, who are appointed as chairs by the chairs of the Firmwide Enterprise Risk Committee.
•Firmwide Artificial Intelligence Risk Committee. The Firmwide Artificial Intelligence Risk Committee is responsible for overseeing the risks associated with the use of AI, including monitoring other firmwide risks impacted by AI developments internally and externally. This committee is co-chaired by our chief information officer and our chief risk officer, who are appointed as chairs by the chairs of the Firmwide Enterprise Risk Committee.
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

Goldman Sachs September 2026 Form 10-Q	142

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

143	Goldman Sachs September 2026 Form 10-Q

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
Group Inc. has provided substantial amounts of equity and subordinated indebtedness, directly or indirectly, to its regulated subsidiaries. For example, as of September 2026, Group Inc. had $43.93 billion of equity and subordinated indebtedness invested in GS&Co., its principal U.S. registered broker-dealer; $59.00 billion invested in GSI, a regulated U.K. broker-dealer; $2.86 billion invested in GSJCL, a regulated Japanese broker-dealer; $62.32 billion invested in GS Bank USA, a regulated New York State-chartered bank; and $5.99 billion invested in GSIB, a regulated U.K. bank. Group Inc. also provides financing, directly or indirectly, in the form of: $213.36 billion of unsubordinated loans (including secured loans of $55.79 billion) and $43.95 billion of collateral and cash deposits to these entities as of September 2026. In addition, as of September 2026, Group Inc. had significant amounts of capital invested in and loans to its other regulated subsidiaries.

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

Goldman Sachs September 2026 Form 10-Q	144

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
GCLA and Unencumbered Metrics
GCLA. Based on the results of our internal liquidity risk models, described above, as well as our consideration of other factors, including, but not limited to, a qualitative assessment of our condition, as well as the financial markets, we believe our liquidity position as of both September 2026 and December 2025 was appropriate. We strictly limit our GCLA to a narrowly defined list of securities and cash because they are highly liquid, even in a difficult funding environment. We do not include other potential sources of excess liquidity in our GCLA, such as less liquid unencumbered securities or committed credit facilities.

145	Goldman Sachs September 2026 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
The table below presents information about our GCLA.

	Average for the Three Months Ended
	September	June
$ in millions	2026	2026
Denomination
U.S. dollar	$420,162	$408,542
Non-U.S. dollar	153,554	146,466
Total	$573,716	$555,008

Asset Class
Overnight cash deposits	$154,510	$160,092
U.S. government obligations	298,115	274,347
U.S. agency obligations	25,819	30,247
Non-U.S. government obligations	95,272	90,322
Total	$573,716	$555,008

Entity Type
Group Inc. and Funding IHC	$112,970	$93,481
Major broker-dealer subsidiaries	153,239	150,980
Major bank subsidiaries	307,507	310,547
Total	$573,716	$555,008
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

Other Unencumbered Assets. In addition to our GCLA, we have a significant amount of other unencumbered cash and financial instruments, including other government obligations, high-grade money market securities, corporate obligations, marginable equities, loans and cash deposits not included in our GCLA. The fair value of our unencumbered assets averaged $387.70 billion for the three months ended September 2026 and $379.39 billion for the three months ended June 2026. We do not consider these assets liquid enough to be eligible for our GCLA.
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
The table below presents information about our average daily LCR.

	Average for the Three Months Ended
	September	June
$ in millions	2026	2026
Total HQLA	$560,233	$542,086
Eligible HQLA	$475,273	$454,349
Net cash outflows	$358,855	$359,599
LCR	132%	126%
In the table above, our average quarterly LCR represents the average of our daily LCRs during the quarter.

Goldman Sachs September 2026 Form 10-Q	146

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
The table below presents information about our average daily NSFR.

	Average for the Three Months Ended
	September	June
$ in millions	2026	2026
Total ASF	$960,340	$901,196
Total RSF	$800,817	$771,997
NSFR	120%	117%
In the table above, our average quarterly NSFR represents the average of our daily NSFRs during the quarter.
GS Bank USA and GSBE are also subject to minimum LCR and NSFR requirements as set by their respective regulators. Beginning in the second quarter of 2026, GSI and GSIB have elected to meet the minimum LCR and NSFR requirements, on a combined basis, as permitted by their regulators. As of September 2026, both GS Bank USA and GSBE, as well as GSI and GSIB on a combined basis, exceeded the applicable LCR and NSFR requirements.
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

As of September 2026
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
•The DBRS, Fitch, Moody’s and S&P ratings for preferred stock include the APEX issued by Goldman Sachs Capital II and Goldman Sachs Capital III.
The table below presents the unsecured credit ratings and outlook of GS Bank USA, GSIB, GSBE, GS&Co. and GSI.

As of September 2026
	Fitch	Moody’s	S&P
GS Bank USA
Short-term debt	F1+	P-1	A-1
Long-term debt	AA-	A1	A+
Short-term bank deposits	F1+	P-1	N/A
Long-term bank deposits	AA-	A1	N/A
Ratings outlook	Positive	Stable	Stable
GSIB
Short-term debt	F1+	P-1	A-1
Long-term debt	AA-	A1	A+
Short-term bank deposits	F1+	P-1	N/A
Long-term bank deposits	AA-	A1	N/A
Ratings outlook	Positive	Stable	Stable
GSBE
Short-term debt	F1+	P-1	A-1
Long-term debt	AA-	A1	A+
Short-term bank deposits	N/A	P-1	N/A
Long-term bank deposits	N/A	A1	N/A
Ratings outlook	Positive	Stable	Stable
GS&Co.
Short-term debt	F1+	N/A	A-1
Long-term debt	AA-	A1	A+
Ratings outlook	Positive	Stable	Stable
GSI
Short-term debt	F1+	P-1	A-1
Long-term debt	AA-	A1	A+
Ratings outlook	Positive	Stable	Stable

147	Goldman Sachs September 2026 Form 10-Q

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

Nine Months Ended September 2026. Our cash and cash equivalents increased by $12.51 billion to $176.77 billion at the end of the third quarter of 2026, primarily due to net cash provided by financing activities, partially offset by net cash used for investing and operating activities. The net cash provided by financing activities primarily reflected cash inflows from net issuances of unsecured long-term borrowings and deposits (reflecting increases across all sources, primarily in transaction banking deposit, consumer deposit, and deposit sweep program balances). The net cash used for investing activities primarily reflected net purchases of U.S. government obligations accounted for as available-for-sale securities and an increase in net lending activities (reflecting increases in other collateralized, real estate and corporate loans). The net cash used for operating activities reflected cash outflows from trading assets, partially offset by cash inflows from trading liabilities, collateralized transactions (reflecting an increase in collateralized financings, partially offset by an increase in collateralized agreements), net earnings and customer and other receivables and payables (reflecting an increase in customer and other payables, partially offset by an increase in customer and other receivables).
Nine Months Ended September 2025. Our cash and cash equivalents decreased by $12.52 billion to $169.58 billion at the end of the third quarter of 2025, due to net cash used for investing and operating activities, partially offset by net cash provided by financing activities and the effect of foreign exchange rate changes on cash and cash equivalents. The net cash used for investing activities primarily reflected an increase in net lending activities (reflecting increases in other collateralized and real estate loans) and net purchases of U.S. government obligations accounted for as available-for-sale securities. The net cash used for operating activities primarily reflected cash outflows from trading assets and collateralized transactions (reflecting a decrease in collateralized financings, partially offset by a decrease in collateralized agreements), partially offset by cash inflows from trading liabilities and net earnings. The net cash provided by financing activities primarily reflected cash inflows from deposits (reflecting increases in other deposit and consumer deposit balances) and net issuances of unsecured long-term borrowings, partially offset by common stock repurchases. The increase in cash and cash equivalents, as a result of changes in foreign exchange rates, was due to the U.S. dollar weakening during the nine months ended September 2025.

Goldman Sachs September 2026 Form 10-Q	148

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

149	Goldman Sachs September 2026 Form 10-Q

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

Goldman Sachs September 2026 Form 10-Q	150

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

151	Goldman Sachs September 2026 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
The table below presents our average daily VaR.

	Three Months Ended			Nine Months Ended September
	September	June	September
$ in millions	2026	2026	2025	2026	2025
Categories
Interest rates	$75	$82	$72	$81	$74
Equity prices	79	65	51	66	47
Currency rates	18	19	19	17	26
Commodity prices	31	30	20	31	17
Diversification effect	(77)	(76)	(71)	(76)	(71)
Total	$126	$120	$91	$119	$93
Our average daily VaR increased to $126 million for the three months ended September 2026 from $120 million for the three months ended June 2026 primarily due to increased exposures. The total increase primarily reflected an increase in the equity prices category, partially offset by a decrease in the interest rates category.
Our average daily VaR increased to $126 million for the three months ended September 2026 from $91 million for the three months ended September 2025 primarily due to higher levels of volatility. The total increase primarily reflected increases in the equity prices, commodity prices and interest rates categories, partially offset by an increase in the diversification effect.
Our average daily VaR increased to $119 million for the nine months ended September 2026 from $93 million for the nine months ended September 2025 primarily due to higher levels of volatility. The total increase reflected increases in the equity prices, commodity prices and interest rates categories, partially offset by a decrease in the currency rates category and an increase in the diversification effect.
The table below presents our period-end VaR.

	As of
	September	June	September
$ in millions	2026	2026	2025
Categories
Interest rates	$86	$70	$61
Equity prices	84	69	59
Currency rates	22	16	21
Commodity prices	38	24	22
Diversification effect	(85)	(63)	(71)
Total	$145	$116	$92
Our period-end VaR increased to $145 million as of September 2026 from $116 million as of June 2026 primarily due to increased exposures. The total increase reflected increases across all risk categories, partially offset by an increase in the diversification effect.

Our period-end VaR increased to $145 million as of September 2026 from $92 million as of September 2025 primarily due to higher levels of volatility. The total increase reflected increases across all risk categories, partially offset by an increase in the diversification effect.
During the nine months ended September 2026, the firmwide VaR risk limit was exceeded on one occasion, primarily due to higher levels of volatility, generally resulting from broad macroeconomic and geopolitical concerns. During this period, there were temporary changes to the firmwide VaR risk limit due to higher levels of volatility, and the firmwide VaR risk limit was also permanently increased to support our clients’ activities, particularly in our Equities business. During 2025, the firmwide VaR risk limit was not exceeded, raised or reduced, and there were no permanent or temporary changes to the firmwide VaR risk limit.
The table below presents our high and low VaR.

	Three Months Ended
	September 2026		June 2026		September 2025
$ in millions	High	Low	High	Low	High	Low
Categories
Interest rates	$88	$69	$105	$66	$91	$60
Equity prices	$105	$63	$93	$53	$63	$42
Currency rates	$28	$12	$24	$13	$26	$13
Commodity prices	$41	$23	$49	$21	$23	$17
Firmwide
VaR	$154	$110	$133	$107	$110	$77
The chart below presents our daily VaR for the nine months ended September 2026.

Daily VaR
(in millions)
180
150
120
90
60
30
0
First Quarter
2026
Second Quarter
2026
Third Quarter
2026

Goldman Sachs September 2026 Form 10-Q	152

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
The table below presents, by number of business days, the frequency distribution of our daily net revenues for positions included in VaR.

	Three Months Ended September		Nine Months Ended September
$ in millions	2026	2025	2026	2025
>$100	34	16	111	66
$75 – $100	8	14	20	35
$50 – $75	4	16	20	37
$25 – $50	6	7	11	20
$0 – $25	4	7	10	17
$(25) – $0	2	4	4	9
$(50) – $(25)	2	–	2	2
$(75) – $(50)	3	–	5	1
$(100) – $(75)	–	–	2	–
<$(100)	1	–	2	–
Total	64	64	187	187
Daily net revenues for positions included in VaR are compared with VaR calculated as of the end of the prior business day. Net losses incurred on a single day for such positions did not exceed our 95% one-day VaR (i.e., a VaR exception) during the three months ended September 2026 and there was one VaR exception during the nine months ended September 2026. There were no VaR exceptions during both the three and nine months ended September 2025.
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
10% Sensitivity Measures. The table below presents our market risk by asset category for positions accounted for at fair value or accounted for at the lower of cost or fair value that are not included in VaR.

	As of
	September	June	September
$ in millions	2026	2026	2025
Equity	$1,770	$1,482	$1,564
Debt	3,390	3,333	1,636
Total	$5,160	$4,815	$3,200
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
•Debt positions include mezzanine and senior debt, and corporate and real estate loans, substantially all of which are included within Asset & Wealth Management. Debt positions also included $19.9 billion as of September 2026 and $19.5 billion as of June 2026 of the Apple Card loan portfolio within Platform Solutions that was classified as held for sale.
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
•These measures do not reflect the diversification effect across asset categories or across other market risk measures.

153	Goldman Sachs September 2026 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
Credit and Funding Spread Sensitivity on Derivatives and Financial Liabilities. VaR excludes the impact of changes in counterparty credit spreads, our own credit spreads and unsecured funding spreads on derivatives, as well as changes in our own credit spreads (debt valuation adjustment) on financial liabilities for which the fair value option was elected. The estimated sensitivity to a one basis point increase in credit spreads (counterparty and our own) and unsecured funding spreads on derivatives (including hedges) was a loss of $3 million as of both September 2026 and June 2026. In addition, the estimated sensitivity to a one basis point increase in our own credit spreads on financial liabilities for which the fair value option was elected was a gain of $75 million as of September 2026 and $68 million as of June 2026. However, the actual net impact of a change in our own credit spreads is also affected by the liquidity, duration and convexity (as the sensitivity is not linear to changes in yields) of those financial liabilities for which the fair value option was elected, as well as the relative performance of any hedges undertaken.
Earnings-at-Risk. The table below presents the impact of a parallel shift in rates on our net revenues and preferred stock dividends over the next 12 months relative to the baseline scenario.

	As of
	September	June	September
$ in millions	2026	2026	2025
+100 basis points parallel shift in rates	$190	$56	$130
-100 basis points parallel shift in rates	$(306)	$(226)	$(234)
+200 basis points parallel shift in rates	$364	$98	$151
-200 basis points parallel shift in rates	$(726)	$(499)	$(414)
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

Assets or Liabilities	Market Risk Measures
Collateralized agreements and financings	VaR
Customer and other receivables	10% Sensitivity Measures
Trading assets and liabilities	VaR Credit Spread Sensitivity 10% Sensitivity Measures
Investments	VaR 10% Sensitivity Measures
Loans	VaR 10% Sensitivity Measures
Other assets and liabilities	VaR
Deposits	VaR Credit Spread Sensitivity
Unsecured borrowings	VaR Credit Spread Sensitivity
In addition to the above, we measure the interest rate risk for all positions within our consolidated balance sheets using the EaR metric.

Goldman Sachs September 2026 Form 10-Q	154

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
Our risk assessment process may also include, where applicable, reviewing certain key metrics, including, but not limited to, the Fair Isaac Corporation (FICO) credit scores, loan-to-value ratios, delinquency status, collateral value and other risk factors.
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

155	Goldman Sachs September 2026 Form 10-Q

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
Credit Exposures
As of September 2026, our aggregate credit exposure increased compared with December 2025, primarily reflecting increases in loans and lending commitments and cash deposits with central banks. The percentage of our credit exposures arising from non-investment-grade counterparties (based on our internally determined public rating agency equivalents) decreased compared with December 2025, primarily reflecting increases in investment-grade exposure related to loans and lending commitments. Our credit exposures are described further below.

Goldman Sachs September 2026 Form 10-Q	156

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

	As of
	September	December
$ in millions	2026	2025
Cash and Cash Equivalents	$159,266	$149,456

Industry
Financial Institutions	11%	11%
Sovereign	89%	89%
Total	100%	100%

Region
Americas	65%	65%
EMEA	22%	21%
Asia	13%	14%
Total	100%	100%

Credit Quality (Credit Rating Equivalent)
AAA	78%	77%
AA	5%	5%
A	15%	16%
BBB	1%	1%
BB or lower	1%	1%
Total	100%	100%
The table above excludes cash segregated for regulatory and other purposes of $17.50 billion as of September 2026 and $14.80 billion as of December 2025.
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

The table below presents our net credit exposure from OTC derivatives and the concentration by industry and region.

	As of
	September	December
$ in millions	2026	2025
Gross fair value	$359,554	$294,817
Netting	(322,486)	(269,833)
Net credit exposure	$37,068	$24,984
Industry
Consumer & Retail	3%	5%
Diversified Industrials	6%	8%
Financial Institutions	19%	21%
Funds	30%	24%
Healthcare	2%	3%
Municipalities & Nonprofit	3%	4%
Natural Resources & Utilities	22%	16%
Sovereign	6%	5%
Technology, Media & Telecommunications	6%	10%
Other (including Special Purpose Vehicles)	3%	4%
Total	100%	100%
Region
Americas	47%	44%
EMEA	42%	46%
Asia	11%	10%
Total	100%	100%
Our credit exposure (before any potential recoveries) to OTC derivative counterparties that defaulted during the nine months ended September 2026 remained low, representing less than 2% of our total credit exposure from OTC derivatives.
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

157	Goldman Sachs September 2026 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
The tables below present the distribution of our OTC derivative assets by tenor and internally determined public rating agency equivalents.

$ in millions	Investment- Grade	Non-Investment- Grade / Unrated	Total
As of September 2026
Less than 1 year	$91,356	$17,407	$108,763
1 – 5 years	87,432	23,694	111,126
Greater than 5 years	130,019	9,646	139,665
Gross fair value	308,807	50,747	359,554
Netting	(285,514)	(36,972)	(322,486)
Net credit exposure	$23,293	$13,775	$37,068
As of December 2025
Less than 1 year	$59,208	$12,431	$71,639
1 – 5 years	65,530	16,536	82,066
Greater than 5 years	133,259	7,853	141,112
Gross fair value	257,997	36,820	294,817
Netting	(243,019)	(26,814)	(269,833)
Net credit exposure	$14,978	$10,006	$24,984

	Investment-Grade
$ in millions	AAA	AA	A	BBB	Total
As of September 2026
Less than 1 year	$2,015	$27,141	$47,027	$15,173	$91,356
1 – 5 years	1,119	26,543	41,039	18,731	87,432
Greater than 5 years	7,524	24,402	64,494	33,599	130,019
Gross fair value	10,658	78,086	152,560	67,503	308,807
Netting	(8,453)	(73,801)	(144,528)	(58,732)	(285,514)
Net credit exposure	$2,205	$4,285	$8,032	$8,771	$23,293
As of December 2025
Less than 1 year	$1,068	$10,157	$35,745	$12,238	$59,208
1 – 5 years	1,197	12,835	35,505	15,993	65,530
Greater than 5 years	7,623	28,728	66,808	30,100	133,259
Gross fair value	9,888	51,720	138,058	58,331	257,997
Netting	(6,797)	(50,689)	(133,141)	(52,392)	(243,019)
Net credit exposure	$3,091	$1,031	$4,917	$5,939	$14,978
			Non-Investment-Grade / Unrated
$ in millions			≤ BB	Unrated	Total
As of September 2026
Less than 1 year			$15,830	$1,577	$17,407
1 – 5 years			23,511	183	23,694
Greater than 5 years			9,365	281	9,646
Gross fair value			48,706	2,041	50,747
Netting			(36,903)	(69)	(36,972)
Net credit exposure			$11,803	$1,972	$13,775
As of December 2025
Less than 1 year			$12,049	$382	$12,431
1 – 5 years			16,440	96	16,536
Greater than 5 years			7,789	64	7,853
Gross fair value			36,278	542	36,820
Netting			(26,691)	(123)	(26,814)
Net credit exposure			$9,587	$419	$10,006
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
The table below presents our loans and lending commitments.

$ in millions	Loans	Lending Commitments	Total
As of September 2026
Corporate	$39,087	$209,917	$249,004
Commercial real estate	42,128	8,364	50,492
Residential real estate	37,909	3,971	41,880
Securities-based	21,937	962	22,899
Other collateralized	112,573	63,342	175,915
Credit cards	19,904	75,857	95,761
Other	4,417	1,046	5,463
Total	$277,955	$363,459	$641,414
Allowance for loan losses	$(2,310)	$(801)	$(3,111)
As of December 2025
Corporate	$30,676	$188,698	$219,374
Commercial real estate	37,409	7,185	44,594
Residential real estate	31,957	3,171	35,128
Securities-based	18,079	784	18,863
Other collateralized	98,999	51,336	150,335
Credit cards	19,742	70,823	90,565
Other	3,020	1,180	4,200
Total	$239,882	$323,177	$563,059
Allowance for loan losses	$(2,148)	$(731)	$(2,879)
In the table above, lending commitments excluded $7.21 billion as of September 2026 and $6.27 billion as of December 2025 related to issued letters of credit which are classified as guarantees in our consolidated financial statements. See Note 18 to the consolidated financial statements for further information about guarantees.
See Note 9 to the consolidated financial statements for information about net charge-offs on wholesale and consumer loans, as well as past due and nonaccrual loans accounted for at amortized cost.

Goldman Sachs September 2026 Form 10-Q	158

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

$ in millions	Loans	Lending Commitments	Total
As of September 2026
Corporate	$39,087	$209,917	$249,004

Industry
Consumer & Retail	8%	13%	12%
Diversified Industrials	22%	20%	20%
Financial Institutions	8%	9%	9%
Funds	4%	2%	3%
Healthcare	4%	10%	9%
Natural Resources & Utilities	7%	15%	14%
Real Estate	17%	5%	7%
Technology, Media & Telecommunications	27%	22%	22%
Other (including Special Purpose Vehicles)	3%	4%	4%
Total	100%	100%	100%

Region
Americas	62%	73%	71%
EMEA	28%	24%	25%
Asia	10%	3%	4%
Total	100%	100%	100%

Credit Quality (Credit Rating Equivalent)
AAA	–	1%	1%
AA	2%	6%	6%
A	11%	17%	16%
BBB	26%	44%	41%
BB or lower	61%	32%	36%
Total	100%	100%	100%

As of December 2025
Corporate	$30,676	$188,698	$219,374

Industry
Consumer & Retail	10%	13%	12%
Diversified Industrials	18%	19%	19%
Financial Institutions	8%	8%	9%
Funds	5%	3%	3%
Healthcare	7%	10%	9%
Natural Resources & Utilities	7%	19%	18%
Real Estate	16%	5%	6%
Technology, Media & Telecommunications	26%	22%	23%
Other (including Special Purpose Vehicles)	3%	1%	1%
Total	100%	100%	100%

Region
Americas	66%	77%	75%
EMEA	25%	22%	22%
Asia	9%	1%	3%
Total	100%	100%	100%

Credit Quality (Credit Rating Equivalent)
AAA	–	1%	1%
AA	1%	4%	4%
A	7%	15%	14%
BBB	22%	44%	41%
BB or lower	70%	36%	40%
Total	100%	100%	100%
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

$ in millions	Loans	Lending Commitments	Total
As of September 2026
Commercial Real Estate	$42,128	$8,364	$50,492

Region
Americas	79%	80%	79%
EMEA	16%	13%	16%
Asia	5%	7%	5%
Total	100%	100%	100%

Credit Quality (Credit Rating Equivalent)
Investment-grade	74%	65%	73%
Non-investment-grade	26%	35%	27%
Total	100%	100%	100%

As of December 2025
Commercial Real Estate	$37,409	$7,185	$44,594

Region
Americas	76%	75%	76%
EMEA	20%	17%	19%
Asia	4%	8%	5%
Total	100%	100%	100%

Credit Quality (Credit Rating Equivalent)
Investment-grade	68%	62%	67%
Non-investment-grade	32%	38%	33%
Total	100%	100%	100%
In the table above, the concentration of loans and lending commitments by asset class as of September 2026 was 53% for warehouse and other indirect, 12% for multifamily, 6% for hospitality, 6% for industrials, 3% for office, 2% for mixed use and 18% for other asset classes. The concentration of loans and lending commitments by asset class as of December 2025 was 51% for warehouse and other indirect, 13% for multifamily, 7% for industrials, 7% for hospitality, 4% for office, 1% for mixed use and 17% for other asset classes.
In addition, we also have credit exposure to commercial real estate loans held for securitization of $593 million as of September 2026 and $590 million as of December 2025. Such loans are included in trading assets in our consolidated balance sheets.

159	Goldman Sachs September 2026 Form 10-Q

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

$ in millions	Loans	Lending Commitments	Total
As of September 2026
Residential Real Estate	$37,909	$3,971	$41,880

Region
Americas	90%	76%	88%
EMEA	8%	24%	10%
Asia	2%	–	2%
Total	100%	100%	100%

Credit Quality (Credit Rating Equivalent)
Investment-grade	49%	43%	49%
Non-investment-grade	11%	19%	12%
Other metrics	39%	38%	39%
Unrated	1%	–	–
Total	100%	100%	100%

As of December 2025
Residential Real Estate	$31,957	$3,171	$35,128

Region
Americas	92%	69%	90%
EMEA	7%	31%	9%
Asia	1%	–	1%
Total	100%	100%	100%

Credit Quality (Credit Rating Equivalent)
Investment-grade	51%	34%	49%
Non-investment-grade	7%	33%	10%
Other metrics	42%	33%	41%
Total	100%	100%	100%
In the table above:
•Credit exposure included loans and lending commitments of $21.98 billion as of September 2026 and $18.40 billion as of December 2025 which are extended to clients who warehouse assets that are directly or indirectly secured by residential real estate.
•Substantially all residential real estate loans included in the other metrics category consists of loans extended to wealth management clients. As of both September 2026 and December 2025, substantially all such loans had a loan-to-value ratio of less than 80% and were performing in accordance with the contractual terms. Additionally, as of both September 2026 and December 2025, the vast majority of such loans had a FICO credit score of greater than 740.

In addition, we also have credit exposure to residential real estate loans held for securitization of $9.99 billion as of September 2026 and $11.62 billion as of December 2025. Such loans are included in trading assets in our consolidated balance sheets.
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

$ in millions	Loans	Lending Commitments	Total
As of September 2026
Securities-based	$21,937	$962	$22,899

Region
Americas	81%	98%	82%
EMEA	19%	2%	18%
Total	100%	100%	100%

Credit Quality (Credit Rating Equivalent)
Investment-grade	91%	100%	91%
Non-investment-grade	9%	–	9%
Total	100%	100%	100%

As of December 2025
Securities-based	$18,079	$784	$18,863

Region
Americas	78%	100%	79%
EMEA	22%	–	21%
Total	100%	100%	100%

Credit Quality (Credit Rating Equivalent)
Investment-grade	73%	17%	70%
Non-investment-grade	2%	–	2%
Other metrics	25%	83%	28%
Total	100%	100%	100%
In the table above, the vast majority of securities-based loans included in the other metrics category as of December 2025 had a loan-to-value ratio of less than 80% and were performing in accordance with the contractual terms.

Goldman Sachs September 2026 Form 10-Q	160

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

$ in millions	Loans	Lending Commitments	Total
As of September 2026
Other Collateralized	$112,573	$63,342	$175,915

Region
Americas	77%	85%	80%
EMEA	21%	13%	18%
Asia	2%	2%	2%
Total	100%	100%	100%

Credit Quality (Credit Rating Equivalent)
Investment-grade	91%	89%	90%
Non-investment-grade	9%	11%	10%
Total	100%	100%	100%

As of December 2025
Other Collateralized	$98,999	$51,336	$150,335

Region
Americas	80%	84%	81%
EMEA	18%	15%	17%
Asia	2%	1%	2%
Total	100%	100%	100%

Credit Quality (Credit Rating Equivalent)
Investment-grade	85%	81%	84%
Non-investment-grade	14%	19%	16%
Other metrics	1%	–	–
Total	100%	100%	100%
In the table above, credit exposure included loans and lending commitments extended to clients who warehouse assets of $36.91 billion as of September 2026 and $34.28 billion as of December 2025.

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

$ in millions	Loans	Lending Commitments	Total
As of September 2026
Other	$4,417	$1,046	$5,463
Region
Americas	97%	98%	97%
EMEA	3%	2%	3%
Total	100%	100%	100%
Credit Quality (Credit Rating Equivalent)
Investment-grade	84%	79%	83%
Non-investment-grade	16%	21%	17%
Total	100%	100%	100%
As of December 2025
Other	$3,020	$1,180	$4,200
Region
Americas	97%	99%	98%
EMEA	3%	1%	2%
Total	100%	100%	100%
Credit Quality (Credit Rating Equivalent)
Investment-grade	90%	80%	87%
Non-investment-grade	8%	12%	9%
Other metrics	2%	–	2%
Unrated	–	8%	2%
Total	100%	100%	100%
In the table above, other metrics primarily includes consumer and credit card loans purchased by us. Our risk assessment process for such loans includes reviewing certain key metrics, such as expected cash flows, delinquency status and other risk factors.
In addition, we also have credit exposure to other loans held for securitization of $1.96 billion as of September 2026 and $2.14 billion as of December 2025. Such loans are included in trading assets in our consolidated balance sheets.

161	Goldman Sachs September 2026 Form 10-Q

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

	As of
	September	December
$ in millions	2026	2025
Securities Financing Transactions	$54,643	$47,387

Industry
Financial Institutions	37%	43%
Funds	31%	22%
Municipalities & Nonprofit	11%	9%
Sovereign	21%	26%
Total	100%	100%

Region
Americas	40%	47%
EMEA	37%	33%
Asia	23%	20%
Total	100%	100%

Credit Quality (Credit Rating Equivalent)
AAA	12%	13%
AA	33%	30%
A	43%	42%
BBB	8%	8%
BB or lower	4%	7%
Total	100%	100%
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

	As of
	September	December
$ in millions	2026	2025
Other Credit Exposures	$45,445	$42,532

Industry
Financial Institutions	86%	85%
Funds	3%	3%
Other (including Special Purpose Vehicles)	11%	12%
Total	100%	100%

Region
Americas	40%	45%
EMEA	40%	40%
Asia	20%	15%
Total	100%	100%

Credit Quality (Credit Rating Equivalent)
AAA	5%	6%
AA	45%	46%
A	29%	25%
BBB	9%	11%
BB or lower	11%	11%
Unrated	1%	1%
Total	100%	100%
The table above reflects collateral that we consider when determining credit risk.

Goldman Sachs September 2026 Form 10-Q	162

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
Country Exposures. The war between Russia and Ukraine, the hostilities in Lebanon, and the economic and political uncertainty in Venezuela and Ethiopia have led to concerns about the financial stability of these countries. Our credit exposure to counterparties or borrowers and our market exposure to issuers relating to each of these countries was not material as of September 2026.
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

163	Goldman Sachs September 2026 Form 10-Q

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

Goldman Sachs September 2026 Form 10-Q	164

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

165	Goldman Sachs September 2026 Form 10-Q

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
During the nine months ended September 2026, we did not identify any cybersecurity threats that have materially affected or are reasonably likely to materially affect our business strategy, results of operations or financial condition. Technology Risk monitors cybersecurity threats and risks from information security and cybersecurity matters on an ongoing basis, and allocates resources and directs operations in a manner designed to mitigate those risks. For example, in response to the proliferation of AI-enabled fraud and ransomware attacks that continue to be reported globally, we have emphasized phishing and cybersecurity training for our employees and allocated additional resources for business continuity. However, despite these efforts, we cannot eliminate all cybersecurity risks or provide assurances that we have not had occurrences of undetected cybersecurity incidents.
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
Our CISO, senior management within Technology Risk and Operational Risk, as well as management personnel overseeing the Cybersecurity Program, all have substantial relevant expertise in the areas of information security and cybersecurity risk management, including decades of collective experience working in the cybersecurity field, at Goldman Sachs, in government, and at other companies in various industries, including financial services, managing cybersecurity defense, resilience, operations, and third-party risk.

Goldman Sachs September 2026 Form 10-Q	166

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

167	Goldman Sachs September 2026 Form 10-Q

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

Goldman Sachs September 2026 Form 10-Q	168

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

169	Goldman Sachs September 2026 Form 10-Q

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

Goldman Sachs September 2026 Form 10-Q	170

THE GOLDMAN SACHS GROUP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis
These statements may relate to, among other things, (i) our future plans and results, including our target ROE, ROTE, efficiency ratio, CET1 capital ratio, total credit alternative assets, total alternative AUS, long-term wealth management inflows, percentage growth rate for Management and other fees from alternatives and annual third-party commitments in our alternatives business, and how they can be achieved, (ii) trends in or growth opportunities for our businesses, including the timing, costs, profitability, benefits and other aspects of business and strategic initiatives, such as OneGS 3.0, and their impact on our efficiency ratio, (iii) the opportunities and challenges presented by AI, (iv) our Investment banking fees backlog and future advisory and capital markets results, (v) expenses we may incur, including the level of future compensation expense, (vi) the projected growth of our deposits and other funding, (vii) our business and expense savings initiatives, including OneGS 3.0, (viii) our planned benchmark debt issuances, (ix) our credit exposures, (x) our expected provision for credit losses and the adequacy of our allowance for credit losses, (xi) the objectives and effectiveness of our BCP, information security program, risk management and liquidity policies, (xii) our resolution plan and its implications for stakeholders, (xiii) the effect of changes to regulations, and our future status, activities or reporting under banking and financial regulation, (xiv) our expected tax rate, (xv) the future state of our liquidity and regulatory capital ratios, and our prospective capital distributions (including dividends and repurchases), (xvi) our expected SCB and G-SIB surcharge, (xvii) legal proceedings, governmental investigations or other contingencies, (xviii) the asset recovery guarantee provided to the Government of Malaysia related to 1Malaysia Development Berhad (1MDB), (xix) the effectiveness of our management of our human capital and changes in headcount, (xx) our sustainability goals, (xxi) future inflation, (xxii) our ability to transition the Apple Card program to another issuer, (xxiii) the effectiveness of our cybersecurity risk management process and (xxiv) our completed, announced and prospective partnerships and acquisitions.
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

171	Goldman Sachs September 2026 Form 10-Q

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

Statements about our future effective tax rate are subject to the risk that it may differ from the anticipated rate indicated in such statements, possibly materially, due to, among other things, changes in the tax rates applicable to us, changes in our earnings mix, our profitability and entities in which we generate profits, the assumptions we have made in forecasting our expected tax rate, the interpretation or application of existing tax statutes and regulations, the anticipated timing and outcome of any audits, as well as any corporate tax legislation that may be enacted or any guidance that may be issued by the U.S. Internal Revenue Service or in the other jurisdictions in which we operate (including Global Anti-Base Erosion (Pillar II) guidance).
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

Goldman Sachs September 2026 Form 10-Q	172

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
Statements about the effectiveness of our cybersecurity risk management process are subject to the risk that measures we have implemented to safeguard our systems (and third parties that we interface with) may not be sufficient to prevent a successful cybersecurity attack or a material security breach that results in the disclosure of confidential information or otherwise disrupts our operations. Rapid developments in the capabilities of AI, and the use of AI to identify cybersecurity vulnerabilities and facilitate cyber attacks, heighten these risks.

173	Goldman Sachs September 2026 Form 10-Q

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Quantitative and qualitative disclosures about market risk are set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management” in Part I, Item 2 of this Form 10-Q.
Item 4. Controls and Procedures
As of the end of the period covered by this report, an evaluation was carried out by our management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of the end of the period covered by this report. In addition, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the quarter ended September 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The table below presents purchases made by or on behalf of Group Inc. or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our common stock during the three months ended September 2026.

	Total Shares Purchased	Average Price Paid Per Share	Total Shares Purchased as Part of a Publicly Announced Program	Dollar Value of Remaining Authorized Repurchases ($ in millions)
July	1,224,378	$1,061.80	1,224,329	$21,700
August	1,636,254	$1,038.96	1,636,246	$20,000
September	–	$–	–	$20,000
Total	2,860,632		2,860,575
In the table above, total shares purchased included 49 shares during July 2026 and 8 shares during August 2026 remitted to satisfy statutory withholding taxes related to share-based awards.
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
Item 5. Other Information
Rule 10b5-1 Trading Plans
During the three months ended September 2026, no directors or executive officers entered into, modified or terminated, contracts, instructions or written plans for the sale or purchase of Group Inc.’s securities that were intended to satisfy the affirmative defense conditions of Rule 10b5-1 or that constituted non-Rule 10b5-1 trading arrangements (as defined in Item 408 of Regulation S-K).

Goldman Sachs September 2026 Form 10-Q	174

Item 6. Exhibits
Exhibits
3.1    Restated Certificate of Incorporation of The Goldman Sachs Group, Inc., amended as of August 11, 2026 (incorporated by reference to Exhibit 3.2 to the Registrant's Current Report on Form 8-K, filed on August 11, 2026).
15.1     Letter re: Unaudited Interim Financial Information.
31.1     Rule 13a-14(a) Certifications.
32.1    Section 1350 Certifications (This information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934).
101     Pursuant to Rules 405 and 406 of Regulation S-T, the following information is formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Statements of Earnings for the three and nine months ended September 30, 2026 and September 30, 2025, (ii) the Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2026 and September 30, 2025, (iii) the Consolidated Balance Sheets as of September 30, 2026 and December 31, 2025, (iv) the Consolidated Statements of Changes in Shareholders’ Equity for the three and nine months ended September 30, 2026 and September 30, 2025, (v) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2026 and September 30, 2025, (vi) the notes to the Consolidated Financial Statements and (vii) the cover page.
104    Cover Page Interactive Data File (formatted in iXBRL in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
THE GOLDMAN SACHS GROUP, INC.

By:	/s/	Denis P. Coleman III
Name:		Denis P. Coleman III
Title:		Chief Financial Officer (Principal Financial Officer)
Date:		November 2, 2026

By:	/s/	Sheara J. Fredman
Name:		Sheara J. Fredman
Title:		Chief Accounting Officer (Principal Accounting Officer)
Date:		November 2, 2026

175	Goldman Sachs September 2026 Form 10-Q